Form 10-Q
period 1999-09-30
CK WITCO CORP
filed 1999-11-16
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

      X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1999

                                    OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from           to


                     Commission File Number  0-30270

                            CK WITCO CORPORATION

             (Exact name of registrant as specified in its charter)

Delaware                                                      52-2183153
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)


One American Lane, Greenwich, Connecticut                      06831-2559
(Address of principal executive offices)                        (Zip Code)

                                (203) 552-2000
                (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                      YES  X             NO


The number of shares of common stock outstanding is as follows:

              Class                    Outstanding at October 31, 1999

Common Stock - $.01 par value                   118,936,249


                   CK WITCO CORPORATION AND SUBSIDIARIES
                                FORM 10-Q
                 FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                      INDEX                                             PAGE


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements and Accompanying Notes

          Consolidated Statements of Operations (Unaudited) - Third
          quarter and nine months ended 1999 and 1998                      2

          Consolidated Balance Sheets - September 30, 1999 (Unaudited)
          and December 26, 1998                                            3

          Consolidated Statements of Cash Flows (Unaudited)
          -Nine months ended 1999 and 1998                                 4

          Notes to Consolidated Financial Statements (Unaudited)           5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    9

Item 3.   Quantitative and Qualitative Disclosure of
          Market Risk                                                     17

PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                               18

Item 4.   Submission of Matters to Vote of Security Holders               19


Item 6.   Exhibits and Reports on Form 8-K                                20


Signatures                                                                21



                      CK WITCO CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited) Third quarter and nine months ended 1999 and 1998 (In thousands of dollars, except per share data)


                            Third quarter ended         Nine months ended
                            1999           1998         1999         1998

Net sales                $ 500,429     $ 442,768    $1,305,895    $1,394,324
Cost of products sold      329,630       279,600       825,507       874,156
Selling, general and
 administrative             79,588        64,219       200,244       197,566
Depreciation and
 amortization               30,459        20,164        67,962        60,651
Research and development    16,374        13,080        38,960        39,443
 acquired in-process
 research and development  195,000             -       195,000             -
Equity (income) loss           164             -        (9,270)            -

Operating profit (loss)   (150,786)       65,705       (12,508)      222,508
  Interest expense          17,611        17,916        43,718        62,034
  Other (income) expense     2,465        (1,055)      (37,790)       (2,602)

Earnings (loss) before
 income taxes and
 extraordinary loss        (170,862)      48,844       (18,436)      163,076

Income taxes                  9,058       18,252        64,312        60,746

Earnings (loss) before
extraordinary loss         (179,920)      30,592       (82,748)      102,330

Extraordinary loss on early
extinguishment of debt         (208)      (5,674)       (1,293)      (21,468)

Net earnings (loss)       $(180,128)   $  24,918     $ (84,041)     $ 80,862


Basic earnings (loss) per common share:

    Earnings (loss) before
    extraordinary loss       $(2.21)        $.41        $(1.15)      $1.37
    Extraordinary loss            -         (.07)         (.02)       (.28)

    Net earnings (loss)      $(2.21)        $.34        $(1.17)      $1.09

Diluted earnings (loss) per common share:

    Earnings (loss) before
    extraordinary loss       $(2.21)        $.40        $(1.15)      $1.34
    Extraordinary loss            -         (.07)         (.02)       (.28)

    Net earnings (loss)      $(2.21)        $.33        $(1.17)      $1.06

Dividends per common share   $    -         $  -        $  .05       $ .05

See accompanying notes to consolidated financial statements.




                 CK WITCO CORPORATION AND SUBSIDIARIES
                      Consolidated Balance Sheets
          September 30, 1999 (Unaudited) and December 26, 1998
                      (In thousands of dollars)

                                   September 30,              December 26,
                                      1999 (a)                    1998
ASSETS
CURRENT ASSETS
Cash                             $    88,393              $      12,104
Accounts receivable                  522,117                    173,668
Inventories                          554,533                    334,562
Other current assets                 128,122                     77,422
  Total current assets             1,293,165                    597,756
NON-CURRENT ASSETS
Property, plant, and equipment     1,312,968                    473,403
Cost in excess of acquired net
 assets                              959,906                    166,184
Other assets                         311,107                    171,550
                                  $3,877,146                 $1,408,893

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
  Notes payable                    $  16,884                   $ 17,305
  Accounts payable                   277,087                    117,338
  Accrued expenses                   444,836                    139,401
  Income taxes payable                99,629                    103,179
  Other current liabilities           14,622                     17,149
    Total current liabilities        853,058                    394,372
  NON-CURRENT LIABILITIES
  Long-term debt                   1,452,597                    646,857
  Postretirement health care
   liability                         225,289                    142,727
  Other liabilities                  453,121                    158,234

STOCKHOLDERS' EQUITY
  Common stock                         1,189                      7,733
  Additional paid-in capital       1,046,186                    238,615
  Accumulated deficit               (103,298)                   (15,985)
  Accumulated other comprehensive
   loss                              (50,259)                   (37,571)
  Treasury stock at cost                   -                   (125,246)
  Deferred compensation                 (737)                      (843)
    Total stockholders' equity       893,081                     66,703
                                 $ 3,877,146                $ 1,408,893


(a) The results of final valuations of property, plant and equipment and intangible assets have not yet been completed, as well as final estimates for severance and other charges related to the merger integration.


   See accompanying notes to consolidated financial statements.





                 CK WITCO CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Cash Flows (Unaudited)
                   Nine months ended 1999 and 1998
                      (In thousands of dollars)


                                                        Nine months ended
Increase (decrease) in cash                            1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                               $ (84,041)    $ 80,862
  Adjustments to reconcile net earnings
 (loss) to net cash provided by operations:
    Acquired in-process research and development      195,000            -
    Gain on sale of specialty ingredients             (42,060)           -
    Extraordinary loss on early debt extinguishment     1,293       21,468
    Depreciation and amortization                      67,962       60,651
    Equity income                                      (9,270)           -
    Changes in assets and liabilities, net(a)        (100,304)       2,503
    Net cash provided by operations (a)                28,580      165,484

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of specialty ingredients        103,000            -
   Capital expenditures                               (65,436)     (42,084)
   Acquired cash of Witco Corporation                 236,658            -
   Other investing activities                         (19,309)      (5,547)
   Net cash provided by (used in) investing
   activities                                         254,913      (47,631)

CASH FLOWS FROM FINANCING ACTIVITIES
   Redemption of 11% and 12% notes                          -     (352,802)
   Proceeds (payments) on long-term borrowings       (122,758)     259,438
   Proceeds (payments) on short-term borrowings        (3,031)       9,825
   Premium paid on early extinguishment of debt        (1,691)     (22,984)
   Treasury stock acquired                            (74,596)     (20,922)
   Dividends paid                                      (3,272)      (3,721)
   Other financing activities                          (2,787)      10,669
   Net cash used in financing activities             (208,135)    (120,497)

CASH
   Effects of exchange rate changes on cash               931          840

   Change in cash                                      76,289       (1,804)

   Cash at the beginning of period                     12,104       10,607

   Cash at the end of period                        $  88,393    $   8,803



(a) 1999 includes a tax payment of $48 million relating to the fourth quarter 1998 gain on the sale of Gustafson and 1998 includes cash flow from operations for the Gustafson business of $11 million.



See accompanying notes to consolidated financial statements.




                  CK WITCO CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements (Unaudited)


MERGER OF EQUALS

On September 1, 1999, the shareholders of Crompton and Knowles
Corporation (Crompton) and Witco Corporation (Witco) approved a tax-free stock-for-stock merger of equals of Crompton and Witco (the Merger). The terms of the Merger provided that (a) Crompton merge with and into CK Witco Corporation (the "Company") and (b) immediately thereafter, Witco merged with and into the Company, so that the Company is the surviving corporation. Also, under the terms of the Merger, each share of Crompton's common stock was automatically converted into one share of the Company's common stock, and each share of Witco's common stock was exchanged for 0.9242 shares of the Company's common stock.

The merger was accounted for as a purchase and accordingly, the results of operations of Witco have been included in the consolidated financial statements from the date of acquisition. A preliminary allocation of the purchase price resulted in cost in excess of the estimated fair value of net assets acquired (goodwill) of approximately $813 million. This is being amortized on a straight-line basis over forty years. The results of final valuations of property, plant and equipment and intangible assets have not yet been completed, as well as final estimates for severance and other charges related to the merger integration. Accordingly, related segment asset information has also not yet been finalized.


PRO FORMA FINANCIAL INFORMATION

The following pro forma unaudited results of operations for the nine months ended 1999 and 1998, assume the merger had been consummated as of January 1, 1998 and exclude the write-off of acquired in-process research and development of $195 million:

                                                        Nine Months Ended
(In thousands of dollars, except per share data)     1999             1998

Net sales                                       $2,635,188        $ 2,926,938

Earnings before extraordinary loss              $  124,373        $   140,700

Net earnings                                    $  123,080        $   119,232

Net earnings before extraordinary loss
per common share: Basic                              $1.04              $1.10
Net earnings before extraordinary loss
per common share: Diluted                            $1.03              $1.08

Net earnings per common share: Basic                 $1.03              $0.93
Net earnings per common share: Diluted               $1.02              $0.92

Weighted average shares outstanding: Basic         119,650            127,579
Weighted average shares outstanding: Diluted       121,106            129,767


ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

Acquired in-process research and development (IPR&D) represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced, but had not yet been completed at the date of acquisition, and which, if unsuccessful, have no alternative future use in research and development activities or otherwise. In accordance with Statement of Financial Accounting Standards (SFAS) No. 2 "Accounting for Research and Development Costs" as clarified by Financial Accounting Standards Board (FASB) Interpretation No. 4, amounts assigned to purchased IPR&D that meet the above stated criteria must be charged to expense as part of the allocation of the purchase price of the business combination. Accordingly, charges totaling $195 million were recorded in the third quarter of 1999 as part of the allocation of the purchase price related to the acquisition of Witco.

The Company engaged an independent appraiser to provide a basis for allocating a portion of the purchase price of Witco to the purchased IPR&D. The fair value assigned to purchased IPR&D was determined by the independent appraiser applying the income approach and a valuation model, incorporating revenue and expense projections, probability of commercial and technological success, stage of development and present value factors.

The more significant IPR&D projects were principally in the Polymer Additives and OrganoSilicones segments. The following is a summary of the IPR&D projects and the values assigned:

                                          Projected
    Business             Percent          Completion         IPR&D Value
    Segment              Complete            Date           (In thousands)

Polymer Additives (a)     24-86%          2000-2003           $ 62,000

OrganoSilicones (b)        8-65%          2000-2001            106,000

Crop Protection (c)       21-37%          2000-2004             27,000

Total IPR&D                                                   $195,000

The IPR&D project descriptions are as follows:
(a) Includes the development of an internal anti-static agent for use in acrylic sheets and pellets for extrusion and injection molding ($19,000), replacement of lead-based stabilizers utilized in PVC ($15,000) and approximately 35 other projects ($28,000).
(b) Includes the development of a family of chemicals utilized in finished tires, which are expected to provide improved compounding and dispersion of silica in a single compounding pass ($11,000), production of a chemical to be used in the manufacture of silica tires, which are expected to provide tires with improved performance and longer life ($20,000) and approximately 78 other projects ($75,000).
(c)  Includes approximately 29 projects.

Due to the uniqueness of each of the projects, the costs and effort required are estimated based on the latest available information. Additionally, the completion date reflects management's best estimate of the time that the company will begin to benefit from cash inflows or cost reductions from the projects. However, there is a risk that certain projects may not be completed successfully for a variety of reasons including change in strategies, changes in market demand or customer requirements, technology issues, etc. However, the projected revenues, costs, and margins in the cash flow forecasts are substantially consistent with projections utilized by management in evaluating the feasibility of research and development projects.


PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

The information in the foregoing consolidated financial statements is unaudited, but reflects all of the adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.

Included in accounts receivable are allowances for doubtful accounts of $23.9 million at September 30, 1999 and $9.8 million at December 26, 1998.

Accumulated depreciation amounted to $452.8 million at September 30, 1999 and $434.7 million at December 26, 1998.

Accumulated amortization of cost in excess of acquired net assets amounted to $44.7 million at September 30, 1999 and $44.6 million at December 26, 1998.

It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in Crompton's and Witco's 1998 Annual Reports on Form 10-K.

Effective with the Merger, the Company adopted a fiscal year ending on December
31. Prior to the Merger, Crompton's fiscal year was the 52 or 53 weeks ending on the last Saturday in December.


COMMON STOCK

As of September 30, 1999, there were 118,919,219 common shares issued and outstanding at $.01 par value.


INVENTORIES

Components of inventories are as follows:

                            September 30,         December 26,
(In thousands)                   1999                1998

Finished goods                 415,869            $ 226,663
Raw materials and supplies     138,664              107,899
                             $ 554,533            $ 334,562

EARNINGS PER COMMON SHARE

The computation of basic earnings per common share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per common share is based on the weighted average number of common and common equivalent shares outstanding. The following is a reconciliation of the shares used in the computations:

(In thousands)               Third quarter ended         Nine months ended
                             1999          1998         1999          1998

Weighted average
common shares outstanding     81,619      74,460       71,788       74,331
Effect of dilutive stock
options and other
equivalents                        -       1,823            -        2,189
Weighted average common
and common equivalent
shares outstanding            81,619      76,283       71,788       76,520


BUSINESS SEGMENT DATA

The Company evaluates a segment's performance based on several factors, of which a primary financial measure is operating profit. In computing operating profit, the following items have been excluded: interest expense, other (income) expense and income taxes.

(In thousands)               Third quarter ended          Nine months ended
                            1999             1998        1999          1998
Net Sales
Polymer Products
  Polymer Additives       $ 152,813       $  94,673  $   351,984   $ 298,318
  Polymers                   72,467          83,202      230,613     258,248
  Polymer Processing
  Equipment                  61,485          90,446      231,724     255,207
  Eliminations                 (981)              -         (981)          -
                            285,784         268,321      813,340     811,773
Specialty Products
  OrganoSilicones            38,331               -       38,331           -
  Crop Protection            73,992          86,900      221,050     295,288
  Other                     102,322          87,547      233,174     287,263
                            214,645         174,447      492,555     582,551
  Total net sales          $500,429        $442,768   $1,305,895  $1,394,324

Operating Profit
Polymer Products
  Polymer Additives       $  17,166        $ 12,182    $  42,729    $ 41,529
  Polymers                   15,990          19,340       61,879      60,415
  Polymer Processing
  Equipment                   1,998          12,368       18,899      33,088
                             35,154          43,890      123,507     135,032

Specialty Products
  OrganoSilicones             4,267               -        4,267           -
  Crop Protection            14,671          21,346       68,953      82,938
  Other                       4,219           7,742       19,495      31,691
                             23,157          29,088       92,715     114,629

General corporate expense
including amortization      (14,097)         (7,273)     (33,730)    (27,153)
Acquired in-process
research and development   (195,000)              -     (195,000)          -
Total operating
profit (loss)             $(150,786)       $ 65,705    $ (12,508)   $222,508


COMPREHENSIVE INCOME (LOSS)

An analysis of the Company's comprehensive income (loss) follows:

                            Third quarter ended         Nine months ended
(In thousands)              1999           1998          1999         1998

Net earnings (loss)       $(180,128)      $24,918      $(84,041)    $80,862
Other comprehensive
 income (expense):
  Foreign currency
  translation
  adjustments                  (522)       11,690       (12,688)      7,151
Comprehensive income
(loss)                    $(180,650)      $36,608      $(96,729)    $88,013

The components of accumulated other comprehensive loss, net of related tax, at September 30, 1999 and December 26, 1998 are as follows:

                                 September 30,         December 26,
(In thousands)                        1999                1998

Foreign currency translation
 adjustments                       $(49,306)             $(36,618)
Pension minimum liability
 adjustments                           (953)                 (953)
Accumulated other comprehensive
 loss                              $(50,259)             $(37,571)


SUBSEQUENT EVENTS

On October 28, 1999, the Company entered into a $600 million 364-day senior unsecured revolving credit facility and a $400 million five-year senior unsecured credit facility with a syndicate of lenders. Borrowings on these facilities are at various rate options to be determined on the date of borrowing. On October 29, 1999, the Company utilized $450 million of these facilities to pay down and terminate its previously existing revolving credit agreements.

On November 4, 1999, Uniroyal Chemical Company, Inc. (Uniroyal), a wholly owned subsidiary of the Company, offered to purchase for cash any and all of its outstanding 9% Senior Notes due 2000 and 10 1/2% Senior Notes due 2002. In connection with the offers, Uniroyal commenced a consent solicitation seeking the consent of the holders of those notes to certain proposed amendments to the indentures under which the applicable series of notes were issued. The consent solicitation with respect to each note will end on November 18, 1999, and the offer with respect to each note will end on December 6, 1999, unless either the offer or the related consent solicitation with respect to either or both series of notes is extended at the Company's discretion. If a majority of the aggregate principal amount of the applicable series of notes has been tendered and consented to the proposed amendments, promptly following the expiration of the applicable offer, Uniroyal will acquire the tendered notes, eliminate certain covenants and certain events of default, and amend certain other provisions of the indentures. The Company expects the total funds required to purchase the notes and to pay the related fees and expenses will be approximately $355 million, which will be funded by drawing on the Company's revolving credit agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIRD QUARTER RESULTS

Overview

Consolidated net sales of $500.4 million for the third quarter of 1999 increased 13% from the comparable period in 1998. After adjusting 1998 net sales to exclude $46.1 million from deconsolidated joint ventures and the divestiture of the specialty ingredients business, and to include $144.1 million from Witco operations for the month of September 1998, net sales decreased 7%. This decrease is primarily the result of lower sales in the Polymer Processing Equipment and Crop Protection businesses. International sales, including U.S. exports, were 42% of total sales, up from 41% in the third quarter of 1998.

The net loss in third quarter was $180.1 million, or $2.21 per common share diluted as compared to net earnings of $24.9 million, or $.33 per common share diluted in the third quarter of 1998. Earnings before after-tax special items were $15.1 million, or $.18 per common share diluted, as compared with $30.6 million, or $.40 per common share diluted, in the third quarter of 1998.

Gross margin as a percentage of sales decreased to 34.1% in the third quarter of 1999 from 36.9% in the third quarter of 1998. The decrease was primarily due to the impact of including one month of Witco results, lower pricing and
unfavorable product mix.   Consolidated operating  profit, excluding the $195
million charge for acqired IPR&D, declined 33% versus the third quarter of 1998. However, after further adjusting to exclude $2.7 million from deconsolidated joint ventures and the divestiture of the specialty ingredients business, and to include $10.2 million from Witco operations for the month of September 1998, operating profit was down 40% versus the third quarter of 1998.



                                    Third quarter ended
(In thousands)                          1998        1998
                                        Witco     Deconsol-
                     1999    1998     Operations  idated     1998
                      As       As      Month of    Joint   Divested   1998
                  Reported  Reported  September  Ventures  Business  Adjusted
Net Sales
Polymer Products
 Polymer Additives  $152,813 $ 94,673  $ 58,396  $      -  $      -  $153,069
 Polymers             72,467   83,202         -   (10,128)        -    73,074
 Polymer Processing
 Equipment            61,485   90,446         -         -         -    90,446
 Eliminations           (981)       -         -         -         -         -
                     285,784  268,321    58,396   (10,128)        -   316,589
Specialty Products
 OrganoSilicones      38,331        -    36,037         -         -    36,037
 Crop Protection      73,992   86,900    12,599   (14,311)        -    85,188
 Other               102,322   87,547    37,051         -   (21,635)  102,963
                     214,645  174,447    85,687   (14,311)  (21,635)  224,188

Total net sales     $500,429 $442,768  $144,083  $(24,439) $(21,635) $540,777




                                    Third quarter ended
(In thousands)                          1998       1998
                                        Witco    Deconsol
                    1999     1998    Operations  -idated     1998
                     As       As       Month of   Joint    Divested   1998
                  Reported  Reported  September  Ventures  Business  Adjusted

Operating Profit
Polymer Products
 Polymer Additives  $17,166  $12,182   $5,494    $   -     $     -   $17,676
 Polymers            15,990   19,340        -     (148)          -    19,192
 Polymer
 Processing
 Equipment            1,998   12,368        -        -           -    12,368
                     35,154   43,890    5,494     (148)          -    49,236

Specialty Products
 OrganoSilicones      4,267        -    7,327        -           -     7,327
 Crop Protection     14,671   21,346      340     (260)          -    21,426
 Other                4,219    7,742    1,487        -      (2,197)    7,032
                     23,157   29,088    9,154     (260)     (2,197)   35,785

General corporate expense
 including
 amortization       (14,097) (7,273)   (4,467)    (102)          -   (11,842)

Total
 operating
 profit before
 special items       44,214  65,705    10,181     (510)     (2,197)   73,179
Acquired in-
 process research
 and
 development       (195,000)      -         -        -           -         -
Total
 operating
 profit
(loss)            $(150,786) $65,705   $10,181    $(510)   $(2,197)  $73,179

Polymer Products

Polymer Additives sales of $152.8 million were essentially unchanged from adjusted 1998 sales of $153.1 million. Plastic additives sales were up 4% primarily as a result of higher sales volume. Rubber chemicals sales were down 1% primarily due to lower pricing partially offset by an increase in sales volume. Urethane chemicals sales declined 12% compared to September 1998 primarily due to lower pricing and sales volume. Operating profit of $17.2 million decreased 3% from an adjusted $17.7 million in 1998 primarily as a result of lower pricing and an unfavorable sales mix.

Polymers sales of $72.5 million decreased 1% from an adjusted $73.1 million in the third quarter of 1998. Urethane sales increased 10% primarily due to increased demand for new products used in premium golf ball applications. This increase was more than offset by an 8% decline in EPDM sales as a few major customers reduced their normal third quarter requirements. Operating profit of $16 million was $3.2 million lower than an adjusted 1998 primarily as a result of higher raw material costs in EPDM and lower equity income for our nitrile rubber joint venture.

Polymer Processing Equipment sales of $61.5 million decreased 32% from $90.4 million in the third quarter of 1998. The decline primarily reflects lower sales volume and pricing as the plastics machinery market continues in its current down cycle. Operating profit of $2 million was $10.4 million lower than 1998 primarily as a result of lower sales volume, increased price competition, and a sales shift toward lower margin equipment systems. The backlog at the end of the quarter was $111 million versus $103 million at the end of the second quarter and $118 million at the end of 1998.

Specialty Products

OrganoSilicones sales of $38.3 million increased 6% from an adjusted $36 million in September of 1998. The increase was primarily attributable to higher sales volume. Operating profit of $4.3 million was $3.1 million lower than September 1998 primarily due to issues in SAP implementation in the third quarter of 1998 that resulted in a favorable impact on earnings that was adjusted for in later periods, and higher consulting costs in 1999.

Crop Protection sales of $74 million decreased 13% from an adjusted $85.2 million in the third quarter of last year. The decrease was due primarily to adverse weather conditions and continued weakness in the US and European farm economies. Also, increased competition related to genetically engineered seeds resulted in lower sales of herbicide products, and customer financing difficulties in Eastern Europe reduced sales in that region. Operating profit of $14.7 million declined $6.7 million from an adjusted $21.4 million in the third quarter of 1998 primarily as a result of lower sales volume.

Other sales of $102.3 million were less than 1% lower than an adjusted $103 million in the third quarter of 1998. Colors and Glycerine/Fatty Acids sales declined 11% primarily due to lower pricing. Refined Products and Petroleum Additives sales rose 16% and 13%, respectively, primarily as a result of higher sales volume. Operating profit of $4.2 million was $2.8 million lower than an adjusted $7 million in the third quarter of 1998, primarily due to lower pricing in the Colors business.

Other

Selling, general and administrative expenses of $79.6 million increased 24% versus the third quarter of 1998 primarily due to the Merger, offset partially by the impact of the deconsolidation of the joint ventures and the divestiture of the specialty ingredients business. Depreciation and amortization (up 51%) and research and development costs (up 25%) also increased as a result of the Merger. Interest expense of $17.6 million decreased 2% primarily due to lower levels of indebtedness prior to the Merger, which more than offset the one month impact of the debt acquired in the Merger. Other expense of $2.5 million compares to other income of $1.1 million in 1998, partially due to $1.5 million of fees in 1999 related to accounts receivable securitization programs. The effective tax rate, excluding the impact of acquired IPR&D, of 37.5% compares with 37.4% in the comparable quarter of 1998.

YEAR-TO-DATE RESULTS

Overview

Consolidated net sales of $1,305.9 million for the first nine months of 1999 decreased 6% from the comparable period in 1998. After adjusting 1998 net sales to exclude $177.8 million from deconsolidated joint ventures and the divestiture of the specialty ingredients business and include $144.1 million from Witco operations for the month of September 1998, net sales decreased 4%. This decrease is primarily the result of lower sales in the Colors, Polymer Processing Equipment and Crop Protection businesses. International sales, including U.S. exports, were 43% of total sales, up from 40% in the nine months of 1998.

The net loss for the first nine months was $84 million, or $1.17 per common share diluted, as compared to net earnings of $80.9 million, or $1.06 per common share diluted in the first nine months of 1998. Earnings before after-tax special items were $85.4 million, or $1.19 per common share diluted, as compared with $102.3 million, or $1.34 per common share diluted in 1998.

Gross margin as a percentage of sales remained unchanged at 37% from the first nine months of 1998. Consolidated operating profit, excluding the $195 million charge for acquired IPR&D, was down 18% versus the comparable period of 1998. However, after further adjusting to exclude $18.2 million from deconsolidated joint ventures and the divestiture of the specialty ingredients business, and to include $10.2 million from Witco operations for the month of September 1998, operating profit was down 15% versus the nine month period of 1998.

                                    Nine months ended
(In thousands)                         1998        1998
                                       Witco     Deconsol
                 1999     1998       Operations  -idated     1998
                  As       As        Month of    Joint     Divested    1998
              Reported   Reported   September   Ventures   Business   Adjusted

Net Sales
Polymer Products

 Polymer
 Additives     $351,984   $298,318  $58,396     $    -       $-      $356,714
 Polymers       230,613    258,248        -    (31,842)       -       226,406
 Polymer
 Processing
 Equipment      231,724    255,207        -          -        -       255,207
 Eliminations      (981)         -        -          -        -             -
                813,340    811,773   58,396    (31,842)       -       838,327
Specialty Products
 OrganoSilicones 38,331          -   36,037          -         -       36,037
 Crop
 Protection     221,050    295,288   12,599    (76,190)        -      231,697
 Other          233,174    287,263   37,051          -   (69,786)     254,528
                492,555    582,551   85,687    (76,190)  (69,786)     522,262
Total net
 sales       $1,305,895 $1,394,324 $144,083  $(108,032) $(69,786)  $1,360,589

                                 Nine months ended
(In thousands)                       1998        1998
                                     Witco    Deconsol
                  1999     1998   Operations  -idated     1998
                   As       As     Month of   Joint     Divested   1998
               Reported  Reported  September  Ventures  Business  Adjusted

Operating Profit
Polymer Products
 Polymer
 Additives      $42,729    $41,529   $5,494   $    -       $  -      $47,023
 Polymers        61,879     60,415        -     (744)         -       59,671
 Polymer
 Processing
 Equipment       18,899     33,088        -        -          -       33,088
                123,507    135,032    5,494     (744)         -      139,782
Specialty
 Products
 OrganoSilicones  4,267         -     7,327        -          -        7,327
 Crop
 Protection      68,953    82,938       340   (10,252)        -       73,026
 Other           19,495    31,691     1,487         -    (7,195)      25,983
                 92,715   114,629     9,154   (10,252)   (7,195)     106,336
General corporate expense
 including
 amortization   (33,730)  (27,153)    (4,467)      16         -      (31,604)
Total operating
 profit before
 special items  182,492   222,508     10,181  (10,980)   (7,195)     214,514
Acquired
 in-process
 research and
 development   (195,000)        -          -          -       -            -

Total operating
profit (loss)  $(12,508) $222,508    $10,181   $(10,980) $(7,195)   $214,514


Polymer Products

Polymer Additives sales of $352 million declined 1% from an adjusted $356.7 million for nine months of 1998. Plastic additives sales rose 2% primarily as a result of increased sales volume. Rubber chemicals sales were down 3% primarily due to lower pricing. Urethane chemicals sales declined 12% compared to September 1998 primarily as a result of lower pricing and an unfavorable sales mix. Operating profit of $42.7 million declined 9% from an adjusted $47 million for the first nine months of 1998 primarily as a result of lower pricing in rubber chemicals.

Polymers sales of $230.6 million increased 2% from an adjusted $226.4 million for the first nine months of 1998. Urethane sales increased 3% primarily as a result of higher sales volume. EPDM sales were up 1% primarily a result of higher pricing partially offset by a decline in sales volume. Operating profit of $61.9 million rose 4% from an adjusted $59.7 million for the nine months of 1998 primarily as a result of improved pricing.

Polymer Processing Equipment sales of $231.7 million decreased 9% from $255.2 million for the first nine months of 1998. The decline was primarily attributable to lower sales volume and pricing which was reflective of the continuing downward cycle currently being experienced by the plastics machinery market. Operating profit of $18.9 million was $14.2 million lower than the prior year primarily as a result of competitive pricing pressure, lower sales volume, and a sales shift toward lower margin equipment.

Specialty Products

OrganoSilicones sales of $38.3 million increased 6% from an adjusted $36.0 million in September of 1998. The increase was primarily attributable to higher sales volume. Operating profit of $4.3 million was $3.1 million lower than September 1998 primarily due to issues in SAP implementation in the third quarter of 1998 that resulted in a favorable impact on earnings that was adjusted for in later periods, and higher consulting costs in 1999.

Crop Protection sales of $221.1 million decreased $10.6 million from an adjusted $231.7 million for the nine months of 1998. The decline was primarily a result of lower third quarter sales volume attributable to adverse weather conditions and a continuation of the general weakness in the US and European farm economies. In addition, herbicide product sales were adversely affected by increased competition related to genetically engineered seeds, and customer financing difficulties in Eastern Europe reduced sales in that region. Operating profit of $69.0 million was $4.1 million lower than an adjusted $73.0 million in 1998 primarily as a result of lower sales volume.

Other sales of $233.2 million decreased 8% from an adjusted $254.5 million for the first nine months of 1998. Colors sales were down 15% primarily as a result of reduced sales volume and lower pricing. Glycerine/Fatty Acids sales declined 11% due primarily to lower pricing. Refined Products and Petroleum Additives sales rose 16% and 8%, respectively, primarily a result of increased sales volume. Operating profit of $19.5 million was $6.5 million lower than an adjusted $26 million for the prior year, primarily a result of lower sales volume and lower pricing in the Colors business.

Other

Selling, general and administrative expenses of $200.2 million increased 1% versus the nine months of 1998 primarily due to the Merger, offset partially by the impact of the deconsolidation of the joint ventures and the divestiture of the specialty ingredients business. Depreciation and amortization (up 12%) increased primarily as a result of the Merger.
Research and development costs were down 1% from the nine months of 1998. Equity income of $9.3 million for the first nine months of 1999 was primarily attributable to the seed treatment joint venture. Interest expense of $43.7 million decreased 30% primarily due to lower levels of indebtedness and lower interest cost on borrowings used to redeem high cost debt in 1998. Other income of $37.8 million for the nine months of 1999 includes a gain in the amount of $42.1 million from the divestiture of the specialty ingredients business offset partially by $3.7 million in fees related to the accounts receivable securitization programs. The effective tax rate, excluding the impact of IPR&D, of 36.4% compares favorably with 37.3% in the same period of 1998.


LIQUIDITY AND CAPITAL RESOURCES

The September 30, 1999 working capital balance of $440.1 million increased $236.7 million from the year-end 1998 balance of $203.4 million, while the current ratio remained unchanged at 1.5. The increase in working capital was primarily due to the Merger. Days sales in receivables averaged 44 days in the nine month period in 1999, versus 55 days in the same period in 1998, principally due to the impact of the accounts receivable securitization programs. Inventory turnover averaged 3.1, compared to 3.2 in 1998.

Net cash provided by operations of $28.6 million decreased $136.9 million from the net cash provided by operations of $165.5 million in the first nine months of 1998, due to a $48.2 million income tax payment in 1999 related to the 1998 Gustafson gain, lower earnings before after-tax special items of $17 million, 1998 cash flow provided by Gustafson of $11 million and the remainder due to higher working capital requirements. Cash provided from operations, the Witco merger and the sale of the specialty ingredients business were used primarily to reduce borrowings under the Company's revolving credit agreements, repurchase common shares, finance capital
expenditures, pay merger costs and make  dividend payments.   The Company's
debt to total capital decreased to 62% from 91% at year-end 1998 primarily as a result of the Witco merger. The Company's liquidity needs, including debt servicing, are expected to be financed from operations. At September 30, 1999, the Company had available revolving credit agreements providing for borrowings of $1 billion through September 2003. Borrowings under the agreement amounted to $475 million at September 30, 1999 and carried a weighted average interest rate of 5.7%. In addition, the Company has available accounts receivable securitization programs to sell up to $232 million of domestic accounts receivable to agent banks. As of September 30, 1999, $169 million of domestic accounts receivable had been sold under these agreements.

On October 28, 1999, the Company entered into a $600 million 364-day senior unsecured revolving credit facility and a $400 million five-year senior unsecured credit facility with a syndicate of lenders. Borrowings on these facilities are at various rate options to be determined on the date of borrowing. On October 29, 1999, the Company utilized $450 million of these facilities to pay down and terminate its previously existing revolving credit agreements.

In September 1998, the Company announced a share repurchase program to buy back 7.5 million shares or approximately 10% of the common shares then outstanding. In January 1999, the Company announced another share repurchase program for 6.8 million shares, or approximately 10% of the common shares then outstanding. During the first nine months of 1999, the Company repurchased 4.1 million common shares and from September 1998 to date, has repurchased 9.5 million shares at an average price of $17.85 per share.

Capital expenditures for the first nine months of 1999 amounted to $65.4 million as compared to $42.1 during the same period of 1998. Capital expenditures are expected to approximate $143 million in 1999, primarily related to the Company's replacement needs and improvement of domestic and foreign facilities.


YEAR 2000

State of Readiness

The Company is currently in the process of addressing date sensitive system issues associated with the Year 2000. The Company's Year 2000 project is led by Y2K project leaders for each of the former Crompton and Witco organizations, and is managed by an executive steering committee of key management personnel. The Company has assigned business teams, regional and location coordinators and contracted third-party vendors to carry out the Company's Year 2000 compliance plan. The Company's Board of Directors is updated regularly regarding the Year 2000 compliance plan and its progress. The Company's approach to mitigating the Year 2000 issue involves the following five phases: awareness, assessment (including an inventory of hardware, software, process control equipment and monitoring devices for plants, safety systems and other non-information technology systems and equipment), repair/replacement, testing and implementation.

In connection with Witco's 1996 restructuring plans and other initiatives, Witco began a worldwide business process redesign and SAP implementation project (SAP Project). It is anticipated that the implementation of the new SAP systems, which are Year 2000 compliant, will replace substantially all of the Company's existing information technology (IT) business application systems. All of the Company's other IT business application systems, which are not part of the SAP Project, and all non-IT systems and equipment (collectively non-SAP) will be made compliant through the efforts of internal resources and third-party vendors. In order to assess the readiness of its SAP and non-SAP systems and equipment with the Year 2000 issue, the Company has completed an inventory of hardware, software, process control equipment and monitoring devices for plants, safety systems and other non-IT systems and equipment. Regarding both the SAP and non-SAP projects, the Company has completed the awareness and the assessment phases, is nearly 100 percent complete with respect to the repair/replacement phase and is nearly 100 percent complete with respect to each of the testing and implementation phases. Completion of the critical repair/replacement, testing and implementation phases was done during the third quarter of 1999. The repair/replacement, testing and implementation phases will be completed by the end of November 1999.

The Company's Polymer Processing Equipment business currently sells equipment controls containing programs and microchips. The Company believes that these products which are used in the operation of extrusion machinery are Year 2000 compliant.

The Company has identified critical raw material suppliers, service providers and major customers and has initiated communications with these third parties in an effort to assess their plans and progress in addressing the Year 2000 issue. The Company is 100 percent complete with its evaluation of critical raw material suppliers, service providers and major customers. The Company has identified high-impact suppliers whose failure to deliver raw materials could cause disruption to operations and a loss of business. The Company has obtained information from key service providers with respect to their Year 2000 readiness and has considered their Year 2000 compliance status such that long-term disruptions in the services provided are not anticipated at this time. The Company has also surveyed its major customers regarding their Year 2000 compliance status. The Company will closely monitor the Year 2000 readiness of its high-impact suppliers, key service providers and major customers throughout 1999.

Costs

The Company expects total costs associated with the SAP Project and the non-SAP systems and equipment to approximate $16 million (including approximately $11 million of capital expenditures), of which $10.7 million has been incurred ($6.1 million capitalized and $4.6 million expensed) to date. Expenditures of $5.9 million were made during the first nine months of 1999 ($4.2 million capitalized and $1.7 million expensed). Prior to the Merger, Witco incurred $119.3 million of costs ($102.8 million capitalized and $16.5 million expensed) related to the SAP and non-SAP projects. Substantially all of these costs are associated with the SAP Project. The costs associated with the third-party evaluation initiative are not expected to be significant.

Risks and Contingency Plans

The Company has ascertained that failure to alleviate the Year 2000 issues within its SAP and non-SAP projects could result in possible system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, produce products and engage in similar normal business activities, with a corresponding impact on the Company's results of operations. The Company has completed its contingency plans for its critical SAP and non-SAP activities, which involve, among other actions, manual and/or external processing and building inventories. Reviews and revisions of such plans have been made throughout 1999 as circumstances warrant.

To the extent that the operations of critical raw material suppliers, service providers, and major customers are impacted by their failure to address their Year 2000 issues, such disruption may have a direct impact on the Company's results of operations. Contingency plans are being developed and will include, but will not be limited to, building inventories, switching suppliers, managing production levels and finding alternate methods of transportation. The Company is 100 percent complete with respect to the development of its third-party contingency plans for raw material suppliers and service providers. Reviews and revisions of such plans will be made throughout the remainder of 1999 and the first quarter of 2000 as circumstances warrant.

The Company has determined that failure to implement systems that are able to process both the Euro and participating countries national currency may cause disruptions to operations including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities. These problems could be substantially alleviated with manual processing. However, this would cause delays in certain normal business activities.

The Company is confident that the Year 2000 issues will be resolved by the implementation of the SAP and non-SAP projects and the completion of the third-party initiative. If the measures associated with the SAP and non-SAP projects, as well as the efforts associated with critical raw material suppliers, service providers, and major customers, were to fail, the contingency plans would be implemented. The amount of potential liability and lost revenue associated with the failure to alleviate the Year 2000 issues or implement appropriate contingency plans cannot be reasonably estimated at this time.


NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company plans to adopt the provisions of this statement in the first quarter of 2001.


ENVIRONMENTAL MATTERS

The Company is involved in claims, litigation, administrative proceedings and investigations of various types in a number of jurisdictions. A number of such matters involve claims for a material amount of damages and relate to or allege environmental liabilities, including clean-up costs associated with hazardous waste disposal sites, natural resource damages, property damage and personal injury. The Company and some of its subsidiaries have been identified by federal, state or local governmental agencies, and by other potentially responsible parties (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States. In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.

The Company continually evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. As of September 30, 1999, the Company's reserves for environmental remediation activities totaled $179.6 million. It is reasonably possible that the Company's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

The Company intends to assert all meritorious legal defenses and all other equitable factors which are available to it with respect to the above matters. The Company believes that the resolution of these environmental matters will not have a material adverse effect on its consolidated financial position or liquidity. While the Company believes it is unlikely, the resolution of these environmental matters could have a material adverse effect on the Company's consolidated results of operations or cash flows in any given year if a significant number of these matters are resolved unfavorably.


EURO CONVERSION

On January 1, 1999, certain member countries of the European Union adopted the Euro as their common legal currency. Between January 1, 1999 and January 1, 2002, transactions may be conducted in either the Euro or the participating countries national currency. However, by July 1, 2002, the participating countries will withdraw their national currency as legal tender and complete the conversion to the Euro.

The Company conducts business in Europe and does not expect the conversion to the Euro to have an adverse effect on its competitive position or consolidated financial position. The Company believes that the implementation of SAP will allow the Company to conduct business transactions in both the Euro as well as the participating countries' national currency.


FORWARD-LOOKING STATEMENTS

Certain statements made in this Form 10-Q are forward looking statements that involve risks and uncertainties. These statements are based on currently available information and the Company's actual results may differ significantly from the results discussed. Investors are cautioned that there can be no assurances that the actual results will not differ materially from those suggested in such forward-looking statements.




ITEM 3. Quantitative and Qualitative Disclosure of Market Risk


The fair market value of long-term debt is subject to interest rate risk. The Company's long-term debt amounted to $1,452.6 million at September 30, 1999. The fair market value of such debt was $1,469.7 million, and with respect to notes, has been determined based on quoted market prices.



PART II.  OTHER INFORMATION


ITEM 1.  Legal Proceedings

     (1) Reference is made to page 15 of the Crompton 1998 Annual Report on Form 10-K for information pertaining to consolidated litigation brought by the Beacon Heights and Laurel Park Coalitions seeking contribution for remediation costs at the Beacon Heights and Laurel Park sites, respectively. On September 22, 1999, the United States District Court for the District of Connecticut set aside the Report and Recommendations of the Special Master and issued an order allowing recovery against various municipalities by the Beacon Heights Coalition in the amount of approximately $3,955,000 and the Laurel Park Coalition in the amount of approximately $1,000,000. Motions to Alter and Amend and for Reconsideration and Rehearing on the ruling have been filed by various parties to the litigation.

     (2) Reference is made to page 5 of the Witco Quarterly Report on Form 10Q for the quarter ended June 30, 1999, for information pertaining to Witco as a defendant in four similar actions arising out of Witco's involvement in the polybutylene resin manufacturing business in the 1970's. In August 1999, Witco Corporation settled two of the actions, East Bay Municipal Utility District v. Mobil Oil Corporation, et al., filed in November 1993 and pending in Superior Court for the County of San Mateo, California for the amount of $3,850,000 and City of Austin v. Shell Oil Company, et al., filed in June 1996, and pending in the District Court of Travis County, Texas for the amount of $1,850,000.




ITEM 4.   Submission of Matters to Vote of Security Holders


(a) A Special Meeting of the Crompton Stockholders was held on September 1, 1999.

(b) Proxies for the Special Meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934.

(c) A brief description of the matters submitted to a vote at the Special Meeting, and the results of voting, are as follows:

Approval of the Agreement and Plan of Reorganization, dated as of May 31, 1999, by and among Witco Corporation, a Delaware corporation, CK Witco Corporation (formerly known as Park Merger Co.), a Delaware corporation and wholly owned subsidiary of Crompton, and Crompton, and the completion of the transactions contemplated by the merger agreement, which will also constitute approval of an amendment to Crompton's 1998 Long Term Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder.

                                 Votes
            For                  Against                 Abstain

      48,362,336 shares      3,804,085 shares          69,937 shares




ITEM 6.  Exhibits and Reports on Form 8-K


    (a)   Exhibits:

          Number    Description

          (4.1)* $600,000,000, 364-Day Credit Agreement dated as of October 28, 1999, among the Registrant, certain subsidiaries of the Registrant, various banks, The Chase Manhattan Bank, as Syndication Agent, Citibank, N.A., as Administrative Agent and Bank of America, N.A. and Deutsche Bank Securities Inc., as Co-Documentation Agents.

          (4.2)* $400,000,000, Five-Year Credit Agreement dated as of October 28, 1999, among the Registrant, certain subsidiaries of the Registrant, various banks, The Chase Manhattan Bank, as Syndication Agent, Citibank, N.A., as Administrative Agent and Bank of America, N.A. and Deutsche Bank Securities Inc., as Co-Documentation Agents.

          (27)*     Financial Data Schedule



    (b) During the fiscal third quarter of 1999, the Registrant filed the following Reports on Form 8-K:

          On September 2, 1999, the registrant filed a Current
          Report on Form 8-K reporting on Item 5, Other Events and Item 7, Financial Statements and Exhibits.

          On September 15, 1999, the Registrant filed a Current
          Report on Form 8-K12G3 reporting on Item 2,
          Acquisition or Disposition of Assets, Item 5, Other
          Events, and Item 7, Financial Statements and Exhibits.

          On September 28, 1999, the Registrant filed a Current
          Report on Form 8-K12G3/A reporting on Item 7,
          Financial Statements and Exhibits  (including Financial
          Statements of Businesses Acquired).

          On September 30, 1999, the Registrant filed a Current
          Report on Form 8-K reporting on Item 5, Other Events and Item 7, Financial Statements and Exhibits.

* Copies of these Exhibits are annexed to this report on Form
  10-Q provided to the Securities and Exchange Commission.







                           CK WITCO CORPORATION
                               Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CK WITCO CORPORATION
                                  (Registrant)




                              /s/   Peter Barna
Date:  November 15, 1999            Peter Barna
                                    Senior Vice President and
                                    Chief Financial Officer


                              /s/   John T. Ferguson II
Date:  November 15, 1999            John T. Ferguson II
                                    Senior Vice President,
                                    General Counsel and
                                    Secretary