Form 10-K
period 1999-12-31
CK WITCO CORP
filed 2000-03-30
CIK 1091862

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K
(Mark One)
x    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999
                              OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from             to


                   Commission File No. 0-30270

                       CK Witco Corporation
        (Exact name of registrant as specified in its charter)

     Delaware                                  52-2183153
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)            Identification No.)

One American Lane
Greenwich, Connecticut                          06831-2559
(address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:(203) 552-2000

  Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange
  Title of each class                       on which registered

Common Stock, $0.01 par value             New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes [x]     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.      [  ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed as of February 25, 2000, was $1,118,770,776.

     The number of shares of Common Stock of the registrant outstanding as of February 25, 2000, was 114,004,574.

            DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders for fiscal year ended
 December 31, 1999     ........     Parts I, II and IV
Proxy Statement for Annual Meeting of Stockholders
 on April 25, 2000     ........     Part III



                          INDEX
                                                             Page
PART I



Item 1.     Business                                          1
            Polymer Products                                  3
            Specialty Products                                7
Item 2.     Properties                                       16
            Legal Proceedings                                19
            Submission of Matters to a Vote of
              Security Holders                               21

PART II

Item 5.     Market for Registrant's Common Equity and
              Related Stockholder Matters                    21
Item 6.     Selected Financial Data                          22
Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations            22
Item 7A.    Quantitative and Qualitative Disclosures about
              Market Risk                                    22
Item 8.     Financial Statements and Supplementary Data      22
Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure            22

PART III

Item 10.    Directors and Executive Officers of the
              Registrant                                     22
Item 11.    Executive Compensation                           25
Item 12.    Security Ownership of Certain Beneficial Owners
              and Management                                 25
Item 13.    Certain Relationships and Related Transactions   25

PART IV

Item 14.    Exhibits, Financial Statement Schedules
              and Reports on Form 8-K                        25



                            PART I

ITEM 1.  BUSINESS

(a)  General Development of Business

     CK Witco Corporation (together with its consolidated subsidiaries, the "Corporation" or "Registrant") was incorporated in Delaware in 1999 in connection with the merger of Crompton & Knowles Corporation and Witco Corporation on September 1, 1999 (the "Merger"). The terms of the Merger provided that Crompton & Knowles Corporation merge with and into the Corporation and immediately thereafter, Witco Corporation merge with and into the Corporation, so that the Corporation was the surviving corporation. At the time of the Merger, each share of Crompton & Knowles Corporation's common stock was automatically converted into one share of the Corporation's common stock, and each share of Witco Corporation's common stock was exchanged for 0.9242 shares of the Corporation's common stock. The Merger was accounted for as a purchase and accordingly, the results of operations of Witco Corporation have been included in the consolidated financial statements from the date of acquisition.

     Crompton & Knowles Corporation ("Crompton & Knowles") was incorporated in Massachusetts in 1900. Crompton & Knowles had engaged in the manufacture and sale of specialty chemicals since 1954 and, since 1961, in the manufacture and sale of polymer processing equipment. Crompton & Knowles had substantially expanded both its specialty chemical and its polymer processing equipment businesses through a number of acquisitions in both the United States and Europe, including the acquisition in 1996 of Uniroyal Chemical Company, Inc. ("Uniroyal"), a multinational manufacturer of performance chemicals, including rubber chemicals and additives for plastics and lubricants, crop protection chemicals, and polymers, which include Royalene(R) EPDM rubber, Paracril(R) nitrile rubber and Adiprene(R)/Vibrathane(R) urethane prepolymers.

     Witco Corporation ("Witco") was incorporated in Delaware in 1958 as Witco Chemical Company, Inc., at which time it succeeded by merger to the business of Witco Chemical Company, an Illinois corporation formed in 1920. Witco was a global manufacturer and marketer of specialty chemical products for use in a wide variety of industrial and consumer applications. In 1995, Witco acquired Osi Specialties Holding Company, an entity engaged in the manufacture of silicone surfactants, organofunctional silanes, specialty fluids and amine catalysts with manufacturing and blending facilities throughout the world. Witco sold its Battery Parts and Carbon Black operations in 1995 and in 1997 completed the divestiture of its Lubricants Group. In 1996, Witco announced a major restructuring plan to be implemented over a three year period (1997-1999). Elements of the plan included reducing fixed and variable costs, undertaking a $600 million three-year capital spending plan for new capacity, modernizing facilities, upgrading environmental and safety compliance and information systems capabilities and reducing the number of its manufacturing facilities, while consolidating related distribution, research and development and administrative centers. In 1998, Witco acquired Ciba Specialty Chemicals Inc.'s ("Ciba") worldwide polyvinyl chloride heat stabilizers business and related assets and Ciba acquired Witco's global epoxy systems and adhesives business and related assets. Prior to the Merger, Witco's operations were divided into four business groups: the Polymer Chemicals Group, the OrganoSilicones Group, the Performance Chemicals Group and the Oleochemicals and Derivatives Group. The Oleochemicals and Derivatives business was sold on August 31, 1999, in a transaction described below.

     In January 1999, Crompton & Knowles sold its specialty ingredients business, Ingredient Technology Corporation ("ITC"), to Chr. Hansen, Inc. for approximately $103 million. In August 1999, Witco completed the sale of its Oleochemicals and Derivatives business to Goldschmidt AG for approximately $249 million. In December 1999, the Corporation completed the sale of its global textile colors business and most of its non-United States industrial colors business to Yorkshire Group PLC, a producer of textile dyestuffs headquartered in Leeds, United Kingdom. The consideration received from the Yorkshire transaction was approximately $86.5 million; $78 million in cash proceeds and a 12.4 percent equity interest in Yorkshire then valued at approximately $8.5 million. In early 2000, the Corporation's joint venture with GIRSA S.A. de C.V. ("GIRSA"), a subsidiary of DESC, S.A. de C.V., a Mexican corporation, commenced operation of a new 40,000 metric ton nitrile rubber plant in Altamira, Mexico, to produce Paracril(R) oil-resistant nitrile rubber products. The facility is the largest dedicated nitrile rubber plant in the world producing a wide range of general purpose and specialty polymers.

(b) Financial Information About Industry Segments

     Information as to the sales, operating profit, depreciation and amortization, assets and capital expenditures attributable to each of the Corporation's business segments during each of its last three fiscal years is set forth in the Notes to Consolidated Financial Statements on pages 51-52 of the Corporation's 1999 Annual Report to Stockholders, and such information is incorporated herein by reference.

     The Corporation's businesses are grouped into two units, "Polymer Products" and "Specialty Products." Polymer Products consists of separate reporting segments for Polymer Additives (plastic additives, rubber chemicals and urethane chemicals), Polymers (EPDM, urethanes and nitrile joint venture) and Polymer Processing Equipment (Davis-Standard). Specialty Products consists of separate reporting segments for OrganoSilicones (silanes and specialty silicones), Crop Protection (specialty actives, industrial surfactants and Gustafson Joint Venture) and Other (petroleum additives, refined products, colors and glycerine/fatty acids).

(c)  Narrative Description of Business

Products and Services

     The Corporation manufactures and markets a wide variety of polymer and specialty products. Most of the Corporation's products are sold to industrial customers for use as additives, ingredients or intermediates that impart particular characteristics to the customers' end products. The Corporation's products are currently marketed in more than 120 countries and serve a wide variety of end use markets including tires, agriculture, automobiles, textiles, plastics, lubricants, petrochemicals, leather, construction, recreation, mining, paper, packaging, home furnishings, personal care and appliances. The principal products and services offered by the Corporation are described below.


                     POLYMER PRODUCTS

Polymer Additives

     The Polymer Additives business supplies a number of specialty chemicals to the plastics, rubber and coatings/adhesives industries. The Polymer Additives business had net sales for fiscal 1999 of $620.2 million.

Plastic Additives

     The Corporation is a global leader in supplying additives and catalysts for the polymer industry. The Corporation manufactures and markets a broad line of additives for plastics and lubricants, including antioxidants, lubricant additives, chemical foaming agents, synthetic fluids, chemical intermediates, polymerization inhibitors, curatives, dispersants and polymer modifiers. These products are used in the manufacture of numerous plastic and petroleum related products which in turn have diverse end uses, including plastic products, petrochemicals, adhesives, aerospace equipment, athletic equipment, automotive components, construction materials, electronics, food packaging, vinyl flooring, wire and cable and automotive and industrial oils and lubricants. These chemicals are often specially developed for a customer's specific manufacturing requirements. The Corporation also manufactures stabilizers, lubricants, plasticizers, and peroxide catalysts, and markets UV stabilizers and antistats, which products are used in the manufacture of PVC compounds and resins for such applications as pipes, fittings, siding and packaging materials. In addition, the Corporation is a supplier of lubricants, antioxidants, catalysts and polymerization initiators to the polyolefin/polystyrene industry for use in the manufacture of resins that are employed in a broad spectrum of applications used in packaging, automobiles, furniture and appliances. The Corporation also produces organotin compounds for the production of PVC stabilizers and biocides for marine paints.

     Net sales of plastic additives during fiscal 1999, 1998 and 1997 were 14.2%, 7.1% and 6.9% of the Corporation's net sales, respectively.

Rubber Chemicals

     This product line of the Polymer Additives business contains over 100 different chemicals for use in processing rubber. These products include accelerators, antioxidants, antiozonants, chemical foaming agents and waxes. Accelerators are used for curing natural and synthetic rubber, and have a wide range of activation temperatures, curing ranges and use forms. Antiozonants protect rubber compounds from flex cracking and ozone, oxygen and heat degradation. Antioxidants provide rubber compounds with protection against oxygen, light and heat.
Foaming agents produce gas by thermal decomposition or via a chemical reaction with other components of a polymer system and are mixed with rubber to produce sponge rubber products. Waxes inhibit static atmospheric ozone cracking in rubber. Tire manufacturers accounted for approximately 60% of the Corporation's rubber chemical sales in fiscal 1999, with the balance of such sales going to the industrial rubber market which includes numerous manufacturers of hoses, belting, sponge and a
wide variety of other engineered rubber products.   The
Corporation believes it is one of the three largest suppliers of rubber chemicals in the world.

     Net sales of rubber chemicals during fiscal 1999, 1998 and 1997 were 12.7%, 14.7% and 15.6% of the Corporation's net sales, respectively.

Urethane Chemicals

     The Urethane Chemicals business is comprised of three product groupings that offer technologically advanced materials to a diverse and global customer base: Fomrez(R) saturated polyester polyols, Witcobond(R) polyurethane dispersions, and Witcothane(R) polyurethane systems. Polyester polyols are employed in industrial applications such as flexible foam for seating, thermoplastic urethanes for structural parts, adhesives and coatings. The polyurethane dispersions are sold to a larger and more diverse customer base primarily for coating applications such as flooring, fiberglass sizing and textiles. Polyurethane systems are used primarily by the shoe sole industry, and is a highly service intensive business.

     Baxenden Chemicals Limited, the Corporation's 53.5% owned subsidiary (Croda Inc. owns 46.5%), is engaged in the manufacture and marketing of isocyanate derivatives, polyester polyols and specialty polymer systems used in a wide range of applications. The major markets served by Baxenden are automotive, construction, surface coatings, leather and textile finishing. Sub-markets include coatings, adhesives, sealants, elastomers and insulation for the above markets. Baxenden is focused on specialty polymer and resin chemistry and novel curing mechanisms for such polymers. The core technology is urethane and acrylic chemistry but includes novel polyesters and esterification processes.

     Polymer additives are sold through a specialized sales force, including technical service professionals who address customer inquiries and problems. The technical service professionals generally have degrees in chemistry and/or chemical engineering and are knowledgeable in specific product application fields. The sales and technical service professionals identify and focus on customers' growth opportunities, working not only with the customers' headquarters staff, but also with their research and development and manufacturing personnel on a worldwide basis.

Polymers

     The Polymers business, which had net sales for fiscal 1999 of $316.3 million, has three principal product lines: Royalene(R)
EPDM rubber, Adiprene(R)/Vibrathane(R) urethane prepolymers and Paracril(R) nitrile rubber.

EPDM

      Ethylene-propylene-diene rubber ("EPDM") is commonly known as "crackless rubber" because of its ability to withstand sunlight and ozone without cracking. EPDM's application end uses include various automobile components, single-ply roofing, hoses, electrical insulation, tire sidewalls, mechanical seals and gaskets, oil additives and plastic modifiers. The Corporation produces and markets approximately 30 different EPDM polymer variations.

     The Corporation believes it is one of the three largest suppliers of EPDM polymers in the world, and the largest domestic manufacturer of EPDM polymers in the United States. The Corporation's success in this business has been due to several factors, including product performance, low cost manufacturing, and outstanding technical and customer service, which have earned the Corporation a reputation for excellence and strong customer loyalty.

Urethanes

     The Corporation believes that it is the leading manufacturer of high performance liquid castable urethane prepolymers in the world. Among the most common applications using these prepolymers are solid industrial tires, printing rollers, industrial rolls, abrasion-resistant mining products such as chutes, hoppers and slurry transport systems, mechanical goods and a variety of sports equipment and other consumer items. The Corporation effectively competes in this business by providing efficient customer service and technical assistance through a highly regarded technical service staff and a proven ability to develop new products and technologies for its customers. Over 150 grades of urethane prepolymers are commercially available from the Corporation.

     Adiprene(R)/Vibrathane(R) urethane prepolymers are sold directly by a dedicated sales force in the United States, Canada and Australia and by direct sales and through distributorships in Europe, Latin America and the Far East.
Adiprene(R)/Vibrathane(R) customers are serviced worldwide by a dedicated technical staff. Technical service personnel support field sales, while a research and development staff is dedicated to support new product and process development to meet rapidly changing customer needs. Technical support is a critical component of the product offering.

Nitrile Joint Venture

       In early 2000, ParaTec S.A. de C.V., a joint venture between the Corporation's subsidiary, Uniroyal, and GIRSA, commenced operation of a 40,000 metric ton nitrile rubber plant in Altamira, Mexico, to produce Paracril(R) oil-resistant nitrile rubber products. It is the largest dedicated nitrile rubber plant in the world producing a wide range of general purpose and specialty polymers. The products are marketed in the United States by ParaTec Elastomers L.L.C. under the Paracril(R) trademark. The Corporation's nitrile rubber production facility in Painesville, Ohio closed in June 1999.

     Nitrile rubber polymers are resistant to most types of oils. Paracril(R) nitrile rubber is produced in 31 different variations to meet specific end use requirements in automotive hoses, seals, rings, printing rolls, insulation and many other products exposed to oil.

     The sale of Royalene(R) and Paracril(R) products is supported by a highly qualified staff of technical service specialists with extensive field and rubber processing experience. Strong customer relations and market knowledge result from this sales effort. In certain geographic areas, the Royalene(R) and Paracril(R) products are sold through distributors.

Polymer Processing Equipment

     The Corporation's wholly owned subsidiary, Davis-Standard Corporation, manufactures and sells polymer processing equipment, which includes extruders, electronic controls, and integrated extrusion systems, and offers specialized service and modernization programs for in-place polymer processing systems. The polymer processing equipment business had net sales in the 1999 fiscal year of $300.0 million.

     Integrated polymer processing systems, which include extruders in combination with controls and other equipment, are used to process polymers into various products such as plastic sheet and profiles used in appliances, automobiles, home construction, sports equipment, and furniture; extruded shapes used as house siding, furniture trim, and substitutes for wood molding; and cast and blown film used to package many consumer products. Integrated extrusion systems are also used to compound engineered polymers, to recycle and reclaim plastics, to coat paper, cardboard and other materials used as packaging, and to apply plastic or rubber insulation to high voltage power cable for electrical utilities and to wire for the communications, construction, automotive, and appliance industries. Industrial blow molding equipment produced by the Corporation is sold to manufacturers of non-disposable plastic items such as tool cases and beverage coolers.

     The Corporation is a leading producer of polymer processing equipment for the polymers industry and competes with domestic and foreign producers of such products. The expansion of its Pawcatuck, Connecticut facility and a strong performance at its German subsidiary, ER-WE-PA Davis-Standard GmbH, have enabled shipments to keep pace with customers' demand for extruders. The Corporation is one of a number of producers of other types of polymer processing machinery.

     In the United States, most of the Corporation's sales of polymer processing equipment are made by its own dedicated sales force. In other parts of the world, and for export sales from the United States, the Corporation's sales of such equipment are made largely through agents.


                         SPECIALTY PRODUCTS

OrganoSilicones

     The OrganoSilicones business manufactures and sells over 500 silicone-based chemical intermediate products to manufacturers of fiberglass, reinforced plastics, polyurethane foam, textiles, coatings, automotive components, adhesives, rubber, pharmaceuticals, thermoplastics, sealants and electrical products throughout the world. The OrganoSilicones business had net sales for fiscal 1999 of $158.9 million.

     Regardless of form, most silicones share a combination of properties, including electrical resistance, ability to maintain performance across a broad range of temperatures, resistance to aging, water repellence, lubricating characteristics and relative chemical and physiological inertness. The versatility of silicone-based intermediates has led to a wide variety of applications across a broad spectrum of industries in all major countries.

Silanes

     The Corporation is the world's largest producer of organofunctional silanes. Depending on their major organofunctional group (amino, epoxy, methacryl, sulfur, vinyl, etc.), silanes can act as coupling agents or cross-linkers. As a coupling agent, they have the unique ability to bond organic materials to inorganic materials and are used in a variety of end use products, including fiberglass, rubber and adhesive sealants. As cross-linkers, silanes have become the standard in the manufacture of thermoplastics where they promote the cross-linking of polyolefins in applications such as wire and cable.

     There is a developing opportunity for silanes in the tire industry, especially in Europe where there has been a growing demand for sulfur-functional silanes, which are necessary when silica is used in place of carbon black, in tire tread. Silica-tires, or "greentyres", provide improved handling, safety and other environmental benefits by lowering fuel consumption.

Specialty Silicones

     Silicone fluids have several distinctive properties, which include chemical and physical inertness, good low-temperature performance, high compressibility, low-surface tension, stable viscosity with a change in the temperature or rate of shear, and thermal and oxidative stability. In addition to allowing these products to bond with various materials, these properties also offer improved antistatic, lubricity, and water-repellency performance. With these distinctive properties, silicone fluids serve a variety of end markets including the textile market where silicone fluids serve as textile softeners and wetting modifiers; the personal care market for hair care products and antiperspirants; the pharmaceutical market where they serve as a protective barrier in creams and lotions; the paper and pulp industry where they act as antifoams, surfactants, or release agents; and the automotive and furniture industries where silicone fluids are used in polishes and coatings because of their low-surface tension, lubricating properties, and water repellency.

     In the early 1950's the OrganoSilicones business (while part of Union Carbide Corporation) invented the use of silicone surfactants in the manufacture of urethane foam. This fundamental technological advance facilitated a lower-cost, continuous manufacturing method, resulting in accelerated growth in the urethane foam industry. The largest end markets for urethane additives are flexible, molded and rigid polyurethane foams in which urethane additives are used to control cell size and stabilize the foam.

     The Corporation markets its OrganoSilicone products worldwide primarily directly through its own sales force.

Crop Protection

     The Crop Protection business manufactures and markets a wide variety of agricultural chemicals for many major food crops, including grains, fruits, nuts and vegetables, and many non-food crops, such as tobacco, cotton, turf, flax and ornamental plants. The business focuses its efforts mainly on products used on high value cash crops, such as ornamentals, nuts, citrus and tree and vine fruits as opposed to commodity crops such as soybeans and corn. The Crop Protection business had net sales for fiscal 1999 of $294.8 million.

Specialty Actives

     The Specialty Actives business offers four major crop protection chemical product lines: fungicides; miticides and insecticides; growth regulants; and herbicides. Each product line is composed of numerous formulations for specific crops and geographic regions.

     The Corporation has a substantial presence in its targeted segments of the agrichemicals market due to its strategy of focusing research, product development, and sales and marketing on highly profitable market niches which are less sensitive to competitive pricing pressures than commodity segments of the market. While the products of the Specialty Actives business represent a relatively small percentage of the grower's overall costs, these products are often critical to the success or failure of the crops being treated. In addition, product line extensions, attention to application effectiveness and customer service are important factors in developing strong customer loyalty.

     In Australia, the Corporation's subsidiary, Hannaford
Seedmaster Services Pty. Ltd., provides seed treatment chemicals and treating services to the local market.

     The Crop Protection business, under the Uniroyal name, promotes seed treatment chemicals in all regions of the world other than North America and Australia and enjoys a substantial position in the international seed treatment market. The Corporation anticipates continuing growth in seed treatment, which is environmentally attractive because it involves very localized use of agricultural chemicals and very low use rates compared to broad foliar or soil treatment.

     The Crop Protection business markets its products in North America through a direct sales force selling to a distribution network consisting of more than one hundred distributors and direct customers. In the international market, the Crop Protection business' direct sales force services over 300 distributors, dealers and agents.

     Net sales of specialty actives during fiscal 1999, 1998 and 1997 were 11.9%, 15.0% and 15.0% of the Corporation's net sales, respectively.

Industrial Surfactants

     The Corporation's Industrial Surfactants business manufactures and sells a broad line of non-ionic and anionic surfactants to a range of industries, primarily agriculture, oil field, emulsion (water based) polymers, paints and coatings; and, to a smaller extent, to personal care, soap and detergent, and textile markets. Surfactants change the surface tension (spreadability) of liquids. In agricultural applications, surfactants separate pesticides into small particles, thereby increasing their efficiency via dispersion and penetration; in the oil field, surfactants are used as demulsifiers that aid in the clean separation of oil from water.

Gustafson Joint Venture

     The Corporation is a leading producer and marketer of seed
treatment chemicals.   In November 1998, the Corporation formed
joint ventures with Bayer Corporation to serve the agricultural seed treatment markets in North America based on Gustafson, Inc. ("Gustafson"), formerly a wholly owned subsidiary, which is a leading producer of seed treatment formulations and equipment. Bayer acquired a 50 percent interest in the Gustafson seed treatment business. As a result of this transaction, the operating results of Gustafson were deconsolidated in December 1998.

     Gustafson has a leading share of the North American commercial seed treatment formulation market and is recognized as a technological leader in this market. Gustafson is engaged directly and through cooperative ventures in developing and formulating seed treatment systems, offering a broad line of chemical formulations which contain fungicides, insecticides and seed conditioning aids in addition to commercial seed treating equipment. Gustafson's expertise enables it to develop and produce formulations consisting of multiple components to obtain optimum efficacy against seed and soil disease pathogens and insects.

     For the last several years, Gustafson has maintained a major developmental program in the field of naturally occurring biological control agents targeted for disease. Gustafson has focused its efforts on naturally occurring organisms as opposed to genetically engineered organisms. Gustafson received regulatory approval from the United States Environmental Protection Agency ("EPA") in 1992 for the first of a series of new biological formulations.


Other

     The Other business, which had net sales for fiscal 1999 of $405.6 million, has four principal product lines: Petroleum
Additives, Refined Products, Colors and Glycerine/Fatty Acids.

Petroleum Additives

     The Corporation is a global manufacturer and marketer of performance additive components used in transport and industrial lubricant applications. The component product line includes Hybase(R) overbased calcium sulfonates and Lobase(R) neutral calcium sulfonates used in motor oils and marine lubricants. These sulfonates are oil soluble surfactants and their properties include detergency to help lubricants keep car, truck and ship engines clean with minimal wear. Also in the product line are barium and sodium sulfonates which provide corrosion protection and emulsification in metalworking fluids. Other key products are the Naugalube(R) antioxidants widely used by the Corporation's customers in engine oils, gear oils, industrial oils and greases; Synton(R) high viscosity poly alpha olefins
(PAO) used in the production of synthetic lubricants for automotive, aviation and industrial applications (e.g. compressor oils and gear oils); and Trilene(R) for use as a viscosity index improver/viscosity modifier in both industrial and automotive gear oils, automatic transmission fluids, hydraulic fluids and greases where cost-effective, shear-stable fluids with good low temperature properties are required.

Refined Products

     The Refined Products business is engaged in the manufacture and marketing of a wide range of high purity hydrocarbon products, including white oils and ink oils, petrolatums, microcrystalline waxes, cable compounds, and refrigeration oils and compression lubricants, serving numerous global markets predominantly requiring food grade quality. The business' products serve as lubricants, emollients, moisture barriers, plasticizers and carriers and are characterized by their chemical inertness and high quality. Refined Products are used in five major market segments: polystyrene, polymers (including polyolefin, thermoplastic elastomers and PVC applications), personal care, refrigeration oils and telecommunication cables, as well as additional minor markets.

     In 1998, Petro-Canada Lubricants of Mississauga, Ontario, Canada, became Refined Products' supplier for most grades of paraffinic white oils used in certain applications and Refined Products became Petro-Canada's exclusive distributor of these white oils in North America, Latin America and Asia Pacific. The Refined Products sales, marketing and distribution organization services Refined Products' and Petro-Canada's paraffinic white mineral oil customers for a variety of applications.


Colors

     In December 1999, the Corporation completed the sale of its global textile colors business and most of its non-United States industrial colors business to Yorkshire Group PLC, a producer of textile dyestuffs headquartered in Leeds, United Kingdom. The business sold generated annual revenues of approximately $150 million, and included four manufacturing facilities located in Lowell, North Carolina; Greenville, South Carolina; Tertre, Belgium; and Oissel, France.

     The Corporation will continue to own and operate its industrial colors business in the Americas, including four manufacturing facilities located in Pennsylvania and New Jersey.
This business produces and markets dyes used in specialty papers, inks and coatings, leather and plastic parts and films for customers in North and South America. In addition, the Corporation supplies unique dyes for metal coating applications and ink-jet printers.

     Domestically, the Corporation sells dyes predominantly through its own dedicated sales force. The Corporation's position as a leading industrial dyes supplier in the United States has been maintained by satisfying the market's needs with quick customer response, efficient production, customized quality products and strong technical service.

Glycerine/Fatty Acids

     The Corporation is a producer of glycerine and fatty acids. These products modify surfaces either as direct lubricants or emulsifiers or as intermediates for ingredients that modify surfaces. Natural glycerines are by-products from the production of soaps, fatty acids, fatty acid methyl esters, and fatty alkanolamides that use animal fats and vegetable oils as feedstock. Pharmaceuticals and personal care products are the largest end markets for glycerines. In medical and pharmaceutical preparations, glycerine is used to improve smoothness, provide lubrication, or maintain moisture in suppositories, cough syrups, elixirs and expectorants. Glycerine is also used as a lubricant and solvent in personal care products including toothpastes, products for hair and skin care, soaps and mouthwashes. Fatty acids are carboxylic acids derived from or contained in animal fat or vegetable oil. Examples of diverse applications of fatty acids include their use as lubricants in plastics; their use as components of personal care products such as soaps, creams and lotions; and their use as release agents or components of curing systems for rubber.

     The Corporation markets its petroleum additives, refined products and gylcerine/fatty acids worldwide primarily directly through its own sales force.

                              *  *  *


Sources of Raw Materials

     Chemicals, steel, castings, parts, machine components and other raw materials required in the manufacture of the Corporation's products are generally available from a number of sources, some of which are foreign. The Corporation also uses significant amounts of petrochemical feedstocks in many of its chemical manufacturing processes. Large increases in the cost of these petrochemical feedstocks could adversely affect the Corporation's operating margins. While temporary shortages of raw materials may occur occasionally, raw materials are currently readily available. However, their continuing availability and price are subject to domestic and world market and political conditions and regulations. Major requirements for key raw materials are typically purchased pursuant to multi-year contracts. The Corporation is not dependent on any one supplier for a material amount of its raw material requirements;
however, the OrganoSilicones business purchases, in the aggregate, approximately 40% of its raw materials from Dow Corning Corporation and Union Carbide Corporation under various long-term agreements, which expire at various times through 2010.

     The Corporation holds a 50% interest in Rubicon Inc. ("Rubicon"), a manufacturing joint venture between Uniroyal and Huntsman Corporation, located in Geismar, Louisiana, which supplies both Huntsman and the Corporation with aniline, and the Corporation with diphenylamine ("DPA"). The Corporation believes that its aniline and DPA needs in the foreseeable future will be met by production from Rubicon and the Corporation's DPA facility located in Huddersfield, England.

Patents and Licenses

     The Corporation has over 3,500 United States and foreign patents and pending applications and has trademark protection for approximately 700 product names. Patents, trade names, trademarks, know-how, trade secrets, formulae, and manufacturing techniques assist in maintaining the competitive position of certain of the Corporation's products. Patents, formulae, and know-how are of particular importance in the manufacture of a number of specialty chemicals manufactured and sold by the Corporation, and patents and know-how are also significant in the manufacture of certain wire insulating and polymer processing machinery product lines. The Corporation is licensed to use certain patents and technology owned by other companies, including some foreign companies, to manufacture products complementary to its own products, for which it pays royalties in amounts not considered material to the consolidated results of the enterprise. Products to which the Corporation has such rights include certain crop protection chemicals, dyes, and polymer processing machinery.

     While the existence of a patent is prima facie evidence of its validity, the Corporation cannot assure that any of its patents will not be challenged nor can it predict the outcome of any such challenge. The Corporation believes that no single patent, trademark, or other individual right is of such importance, however, that expiration or termination thereof would materially affect its business.



Seasonal Business

     With the exception of the Crop Protection business which has approximately 17% of its annual sales occurring in the fourth calendar quarter, no material portion of any segment of the business of the Corporation is seasonal.

Customers

     The Corporation does not consider any segment of its business dependent on a single customer or a few customers, the loss of any one or more of whom would have a material adverse effect on the segment. No one customer's business accounts for more than ten percent of the Corporation's gross revenues nor more than ten percent of its earnings before taxes.

Backlog

     Because machinery production schedules range from about 60 days to 10 months, backlog is significant to the Corporation's polymer processing equipment business. Firm backlog of customers' orders for this business at the end of 1999 totalled approximately $113 million compared with $118 million at the end of 1998. It is expected that most of the 1999 backlog will be shipped during 2000. Orders for specialty chemicals and polymers are generally filled from inventory stocks and thus are excluded from backlog.

Competitive Conditions

     The Corporation is a major manufacturer of polymer products and specialty products. Competition varies by product and by geographic region, except that in rubber chemicals the market is fairly concentrated. In that market, the Corporation and its two principal competitors together account for approximately 46% of total worldwide sales. In addition, the EPDM market is fairly concentrated. The Corporation and its two principal competitors together account for approximately 67% of sales within the United States and approximately 51% worldwide.

     Product performance, quality, customer service, and price are all important factors in competing in the polymer product and specialty product businesses.

     Two new EPDM technologies are being developed and commercialized by competitors. The first technology has been commercialized and is based on a metallocene catalyst system. This technology may expand the application areas of EPDM and is also being developed by the Corporation. The second technology is a gas phase process that has not been fully commercialized by any company and cannot be fully assessed at this time.



Research and Development

     The Corporation conducts research and development on a worldwide basis at a number of facilities, including field stations that are used for crop protection research and
development activities.   Research and development expenditures
by the Corporation totalled $68.0 million for the year 1999, $52.8 million for the year 1998, and $53.6 million for the year 1997.

Environmental Matters

     Chemical companies are subject to extensive environmental laws and regulations concerning, among other things, emissions to the air, discharges to land, surface, subsurface strata and water and the generation, handling, storage, transportation, treatment and disposal of waste and other materials and are also subject to other federal, state and local laws and regulations regarding health and safety matters.

     Environmental Regulation. The Corporation believes that its business, operations and facilities have been and are being operated in substantial compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. The ongoing operations of chemical manufacturing plants, however, entail risks in these areas and there can be no assurance that material costs or liabilities will not be incurred. In addition, future developments, such as increasingly strict requirements of environmental and health and safety laws and regulations and enforcement policies thereunder, could bring into question the handling, manufacture, use, emission or disposal of substances or pollutants at facilities owned, used or controlled by the Corporation or the manufacture, use or disposal of certain products or wastes by the Corporation and could involve potentially significant expenditures. To meet changing permitting and regulatory standards, the Corporation may be required to make significant site or operational modifications, potentially involving substantial expenditures and reduction or suspension of certain operations. The Corporation incurred
$19.5 million of costs for capital projects and $39.4 million for operating and maintenance costs related to environmental compliance at its facilities during fiscal 1999. In fiscal 2000, the Corporation expects to incur approximately $34.7 million of costs for capital projects and $58.5 million for operating and maintenance costs related to environmental compliance at its facilities. During fiscal 1999, the Corporation spent $23.1 million to clean up previously utilized waste disposal sites and to remediate current and past facilities. The Corporation expects to spend approximately $42.0 million during fiscal 2000 to clean up such waste disposal sites and current and past facilities.

     Pesticide Regulation. The Corporation's Crop Protection business is subject to regulation under various federal, state, and foreign laws and regulations relating to the manufacture, sales and use of pesticide products.

     In August, 1996, Congress enacted significant changes to the Federal Insecticide, Fungicide, and Rodenticide Act ("FIFRA"), governing U.S. sale and use of pesticide products, and the Federal Food, Drug, and Cosmetic Act ("FFDCA"), which limits pesticide residues on food with the Food Quality Protection Act of 1996 ("FQPA"). Under FIFRA, the law will facilitate registrations and reregistrations of pesticides for special (so called "minor") uses and authorize collection of maintenance fees to support pesticide reregistrations. Coordination of regulations implementing FIFRA and FFDCA will be required. Food safety provisions will establish a single standard of safety for pesticide residue on raw and processed foods; provide information through large food retail stores to consumers about the health risks of pesticide residues and how to avoid them; preempt state and local food safety laws if they are based on concentrations of pesticide residues below recently established federal residue limits (called "tolerances"); and ensure that tolerances protect the health of infants and children.

     FFDCA, as amended by FQPA, authorizes EPA to set a tolerance for a pesticide in or on food at a level which poses "a reasonable certainty of no harm" to consumers. The EPA is required to review all tolerances for all pesticide products within 10 years. It is not known when and to what extent the Corporation's products will be reviewed and/or restricted under this standard.

     In April, 1996, the Corporation announced that it had voluntarily canceled registered uses of its propargite miticide on certain crops in the United States. The action was taken to reduce dietary exposure as requested by the EPA, using the EPA's current risk assessment model. Tests to confirm that propargite does not pose a dietary risk are continuing under EPA approved protocols. Propargite will be reviewed under the new FQPA standard discussed above.

     The European Commission ("EC") has established procedures whereby all existing active ingredient pesticides will be reviewed. This EC regulation became effective in 1993 and will result in a review of all commercial products. The initial round of reviews covered ninety products, four of which are the Corporation's products. Other of the Corporation's products will be reviewed in subsequent years and all data from the Corporation pertaining to its products must be submitted for review by mid-2003. The process may lead to full reregistration in member states of the EC or may lead to some restrictions, if adverse data is discovered.

Employees

     The Corporation had approximately 8,600 employees on December 31, 1999.

Geographic Information

     The information with respect to sales and property, plant and equipment attributable to each of the major geographic areas served by the Corporation for each of the Corporation's last three fiscal years, set forth in the Notes to Consolidated Financial Statements on page 52 of the Corporation's 1999 Annual Report to Stockholders, is incorporated herein by reference.

     The Corporation considers that the risks relating to operations of its foreign subsidiaries are comparable to those of other U.S. companies which operate subsidiaries in developed countries. All of the Corporation's international operations are subject to fluctuations in the relative values of the currencies in the various countries in which its activities are conducted.

ITEM 2.  PROPERTIES

     The following table sets forth information as to the principal operating properties and other significant properties of the Corporation and its subsidiaries. All properties are owned in fee except where otherwise indicated:

Location          Facility                Products/Businesses

UNITED STATES

Alabama
   Bay Minette     Plant                   Polymer Additives

Connecticut
   Bethany         Research Center         Crop Protection

   Greenwich       Corporate Offices*      Corporate Headquarters

   Middlebury      Corporate Offices and   Crop Protection,
                   Research Center*        Polymer Additives,
                                           Polymers and Other

   Naugatuck       Plant, Research Center  Crop Protection and
                                           Polymer Additives,

   Pawcatuck       Office, Plant,          Polymer Processing
                   Laboratory, Machine     Equipment
                   Shop and Tech Center

Illinois
   Mapleton        Plant                   Polymer Additives

 Louisiana
   Geismar         Plant                   Crop Protection,
                                           Polymer Additives,
                                           Polymers and Other

   Taft            Plant                   Polymer Additives

   Gretna          Plant                   Other

   Harahan         Plant                   Crop Protection

New Jersey
   Edison          Office and              Polymer Processing
                   Plant*                  Equipment

   Newark          Plant                   Other

   Nutley          Office, Laboratory      Other
                   and Plant

   Perth Amboy     Plant                   Polymer Additives and
                                           Other

   Somerville      Office, Plant and       Polymer Processing
                   Machine Shop            Equipment

New York
   Tarrytown       Research Center*        Polymer Additives,
                                           OrganoSilicones and
                                           Other

North Carolina
  Gastonia         Plant                   Crop Protection,
                                           Polymer Additives
                                           and Polymers

Ohio
   Dublin          Research Center         Crop Protection and
                                           Other

Pennsylvania
   Gibraltar       Office, Laboratory      Other
                   and Plant

   Petrolia        Plant                   Other

   Reading         Plant                   Other

Tennessee
   Memphis         Plant                   Polymer Additives and
                                           Other

Texas
   Fort Worth      Plant                   Crop Protection

    Houston        Plant                   Crop Protection,
                                           Polymer Additives and
                                           Other

    Marshall       Plant                   Polymer Additives

West Virginia
    Sistersville   Plant                   OrganoSilicones

    South
    Charleston     Administrative,         OrganoSilicones
                    Research and
                    Sales Office*

INTERNATIONAL

Australia
 South Australia
   Regency Park,
   S.A.            Office and              Crop Protection
                   Machine Shop*
 New South Wales
  Seven Hills      Office and Laboratory*  Polymers

Bahamas
   Freeport        Plant                   Polymer Additives,
                                           Polymers and Other
Belgium
  Antwerp          Plant*                  OrganoSilicones

  Brussels         Office*                 Crop Protection,
                                           Polymer Additives,
                                           Polymers and Other
Brazil
   Itatiba         Plant                   OrganoSilicones

   Rio Claro       Plant                   Crop Protection,
                                           Polymer Additives
                                           and Polymers
Canada
Ontario
   Elmira          Plant                   Crop Protection,
                                           Polymer Additives,
                                           Polymers and Other

  Guelph           Research Center         Crop Protection,
                                           Polymer Additives,
                                           Polymers and Other

Scarborough        Plant*                  Other

West Hill          Plant                   Other

Denmark
   Soro            Plant**                 Polymer Additives

France
   Dannemarie      Office and Machine Shop Polymer Processing
                                           Equipment
 Germany
   Bergkamen       Plant*                  Polymer Additives

   Erkrath         Office, Plant,          Polymer Processing
                   Machine Shop            Equipment
                   and Laboratory

   Haan            Office and              Polymer Processing
                   Machine Shop            Equipment

   Lampertheim     Plant                   Polymer Additives

Italy
   Latina          Plant                   Crop Protection,
                                           Polymer Additives,
                                           Polymers and Other

   Termoli         Plant                   OrganoSilicones

Korea
   Kyungki-do      Plant                   Polymer Additives

Mexico
   Altamira        Plant***                Polymers

   Cuatitlan       Plant                   Polymer Additives

   Tampico         Plant                   Polymer Additives

The Netherlands
   Amsterdam       Plant                   Crop Protection

   Amsterdam       Plant                   Other

   Haarlem         Plant                   Other

   Koog aan de
   Zaan            Plant                   Other

Republic of China
(Taiwan)
   Kaohsiung       Plant+                  Polymer Additives and
                                           Other

Singapore          Plant                   Crop Protection

Singapore          Administrative,         Crop Protection,
                   Research                Polymer Additives,
                   and Sales Office*       Polymers,
                                           OrganoSilicones and
                                           Other

Switzerland
   Meyrin          Administrative,         Crop Protection,
                   Research                Polymer Additives,
                   and Sales Office*       OrganoSilicones and
                                           Other

  Thailand
   Bangkok         Plant                   Polymer Additives

United Kingdom
   Accrington      Plant**                 Polymer Additives

   Droitwich       Plant**                 Polymer Additives

   Evesham         Research Center         Crop Protection

   Huddersfield    Plant#                  Polymer Additives and
                                           Other

   Langley         Office*                 Crop Protection,
                                           Polymer Additives,
                                           Polymers and Other

   Luton           Office and Machine Shop Polymer Processing
                                           Equipment
____________________________
*     Facility leased by the Corporation.
** Facility owned by Baxenden Chemicals Limited, which is 53.5% owned by the Corporation.
*** Facility located on property owned by a subsidiary of GIRSA, the joint venture partner. Uniroyal holds a 49% interest in ParaTec S.A. de C.V. which owns certain of the facility's equipment and buildings used for the production of nitrile rubber.
+     Facility owned by Uniroyal Chemical Taiwan Ltd., which is
      80% owned by Uniroyal.
#     Land leased by and facility owned by Uniroyal.

All facilities are considered to be in good operating condition, well maintained, and suitable for the Corporation's requirements.


ITEM 3.  LEGAL PROCEEDINGS

     The Corporation is involved in claims, litigation, administrative proceedings and investigations of various types in a number of jurisdictions. A number of such matters involve claims for a material amount of damages and relate to or allege environmental liabilities, including clean-up costs associated with hazardous waste disposal sites, natural resource damages, property damage and personal injury.

     Environmental Liabilities. Each quarter, the Corporation evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts.
For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Corporation and the anticipated time frame over which payments toward the remediation plan will occur. The total amount accrued for such environmental liabilities at December 31, 1999, was $198 million. The Corporation estimates the potential liabilities to range from $181 million to $222 million at December 31, 1999. It is reasonably possible that the Corporation's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

     The Corporation and some of its subsidiaries have been identified by federal, state or local governmental agencies, and by other potentially responsible parties (a "PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States. Because these regulations have been construed to authorize joint and several liability, the EPA could seek to recover all costs involving a waste disposal site from any one of the PRP's for such site, including the Corporation, despite the involvement of other PRPs. In many cases, the Corporation is one of several hundred PRPs so identified. In a few instances, the Corporation is one of only a
handful of PRPs.   In certain instances, a number of other
financially responsible PRPs are also involved, and the Corporation expects that any ultimate liability resulting from such matters will be apportioned between the Corporation and such
other parties.   In addition, the Corporation is involved with
environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.
The more significant of these matters are described below.

 .     Beacon Heights and Laurel Park - Uniroyal is a member of
the Beacon Heights Coalition, a group of entities engaged in remedial work at the Beacon Heights site in the State of Connecticut pursuant to a Consent Decree entered in 1987. The actions required by this Consent Decree have been essentially completed. There is a continuing requirement for operation and maintenance at the site.

     Over many years, Uniroyal has entered into and performed activities pursuant to a series of Administrative Orders with respect to the Laurel Park site located in the State of Connecticut. The EPA, the State of Connecticut, and the Laurel Park Coalition (consisting of Uniroyal and a number of other parties) have entered into a Consent Decree governing the design and implementation of the selected remedy. Remedial construction began at the Laurel Park site in July 1996, and was completed in 1998. Operation and maintenance activities at the site are ongoing.

     Consolidated litigation brought by the Beacon Heights and Laurel Park Coalitions seeking contribution to the costs from the owner/operators of the site and later from other identified generator parties has resulted in substantial recoveries from a number of parties. Hearings on the remaining claims have been completed before a Special Master appointed by the Court. The Special Master has issued a Report and Recommendations to the Court denying recovery to the Coalitions. On September 22, 1999, the United States District Court for the District of Connecticut set aside the Report and Recommendations of the Special Master and issued an order allowing recovery against various municipalities by the Beacon Heights Coalition in the amount of approximately $3,955,000 and the Laurel Park Coalition in the amount of approximately $1,000,000. Motions to Alter and Amend and for Reconsideration and Rehearing on the ruling have been filed by various parties to the litigation.

 .     Polybutylene Resin Manufacturing Business - The Corporation
is a defendant in two similar actions arising out of the Corporation's involvement in the polybutylene resin manufacturing business in the 1970's. The following cases are currently pending in California state courts: Alameda County Water District
v. Mobil Oil Corporation, et al, filed in April 1996 and Marin Municipal Water District v. Shell Oil Company, et al., filed in May 1996, both pending in Superior Court for the County of San Mateo. The actions generally allege that the Corporation and several other defendants negligently misrepresented the performance of polybutylene pipe and fittings installed in water distribution systems. Other allegations include breach of the California Unfair Practices Act, breach of warranty, fraud and strict liability. It is possible that the Corporation may be named as a defendant in future actions arising out of its past involvement in the polybutylene manufacturing business.

 .     Vertac - Uniroyal and its Canadian subsidiary, Uniroyal
Chemical Co./Cie. (formerly known as Uniroyal Chemical Ltd./Ltee) were joined with others as defendants in consolidated civil actions brought in the United States District Court, Eastern District of Arkansas, Western Division by the United States of America, the State of Arkansas and Hercules Incorporated ("Hercules") relating to a Vertac Chemical Corporation site in Jacksonville, Arkansas. Uniroyal has been dismissed from the litigation. On May 21, 1997, the Court entered an order finding that Uniroyal Chemical Co./Cie. is jointly and severally liable to the United States, and finding that Hercules and Uniroyal Chemical Co./Cie. are liable to each other in contribution. On October 23, 1998, the Court entered an order granting the United States' motion for summary judgment against Uniroyal Chemical Co,/Cie. and Hercules as to the amount of its claimed removal and remediation costs of $102.9 million at the Vertac site. Trial on the allocation of these costs as between Uniroyal Chemical Co./Cie. and Hercules was concluded on November 6, 1998, and on February 3, 2000, the Court entered an Order finding Uniroyal Chemical Co./Cie liable to the United States for approximately $2,300,000 and liable to Hercules in contribution for approximately $700,000. Uniroyal Chemical Co./Cie and Hercules have each appealed to the United States Court of Appeals for the Eighth Circuit.

      The Corporation intends to assert all meritorious legal defenses and all other equitable factors which are available to it with respect to the above matters. The Corporation believes that the resolution of these matters will not have a material adverse effect on its consolidated financial position. While the Corporation believes it is unlikely, the resolution of these matters could have a material adverse effect on its consolidated results of operations in any given year if a significant number of these matters are resolved unfavorably.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                         PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The information concerning the range of market prices for the Corporation's Common Stock on the New York Stock Exchange and the amount of dividends per share paid thereon during the past two years, set forth in the Notes to Consolidated Financial Statements on page 52 of the Corporation's 1999 Annual Report to Stockholders, is incorporated herein by reference.

     The number of registered holders of Common Stock of the Corporation on December 31, 1999, was 6,815.


ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data for the Corporation for each of its last five fiscal years, set forth under the heading "Five Year Selected Financial Data" on page 54 of the Corporation's 1999 Annual Report to Stockholders, is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of the Corporation's financial condition and results of operations, set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 26 through 33 of the Corporation's 1999 Annual Report to Stockholders, is incorporated herein by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

     Market risk and risk management policy is summarized under the heading "Management's Discussion and Analysis of Financial Conditions and Results of Operations" on pages 27 through 29 of the Corporation's 1999 Annual Report to Stockholders and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Corporation, notes thereto, and supplementary data, appearing on pages 34 through 54 of the Corporation's 1999 Annual Report to Stockholders, are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                        PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information called for by this item concerning directors of the Corporation is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 25, 2000, which is to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, and such information is incorporated herein by reference.

     The executive officers of the Corporation are as follows:

Vincent A. Calarco, age 57, has served as Chairman, President and Chief Executive Officer of the Registrant since 1999. Mr. Calarco served as President and Chief Executive Officer of Crompton & Knowles from1985 to 1999, and Chairman of the Board from 1986 to 1999. Mr. Calarco has been a member of the Board of Directors of the Registrant since 1999 and was a member of the Board of Directors of Crompton & Knowles from 1985 to 1999.

Robert W. Ackley, age 58, has served as Executive Vice President, Polymer Processing Equipment of the Registrant since 1999. Mr. Ackley served as Vice President, Polymer Processing Equipment, of Crompton & Knowles from 1998 to 1999 and as President of Davis-Standard Corporation (prior to 1995, Davis-Standard Division) since 1983.

Peter Barna, age 56, has served as Senior Vice President and Chief Financial Officer of the Registrant since 1999. Mr. Barna served as Senior Vice President and Chief Financial Officer of Crompton & Knowles in 1999 and as Vice President-Finance of Crompton & Knowles from 1996 to 1999. Mr. Barna was the Principal Accounting Officer of Crompton & Knowles from 1986 to 1999 and its Treasurer from 1980 to 1996.

James J. Conway, age 56, has served as Executive Vice President, Performance Chemicals and Elastomers, of the Registrant since 1999. Mr. Conway served as Vice President, Colors, of Crompton & Knowles from 1998 to 1999 and President of Crompton & Knowles Colors Incorporated since 1997. Mr. Conway was Senior Vice President and General Manager of International Specialty Products, Inc. from 1992 to 1997.

Brian J. Dick, age 43, has served as Vice President, Finance of the Registrant since 1999. Mr. Dick served as Vice President, Finance and Controller of Witco in 1999 and as Vice President and Controller from 1997 to 1999. Mr. Dick served as Assistant Controller from 1995 to 1997.

Joseph B. Eisenberg, Ph.D., age 57, has served as Executive Vice President, Polymer Additives, of the Registrant since 1999. Mr. Eisenberg served as Vice President, Rubber Chemicals, EPDM and Nitrile Rubber, of Crompton & Knowles from 1998 to 1999 and as Executive Vice President, Chemicals & Polymers, of Uniroyal since 1994.

John T. Ferguson II, age 53, has served as Senior Vice President, General Counsel and Secretary of the Registrant since 1999. Mr. Ferguson served as Vice President of Crompton & Knowles from 1996 to 1999, and General Counsel and Secretary of Crompton & Knowles from 1989 to 1999. Mr. Ferguson served as a member of the Board of Directors of the Registrant in 1999.

Gerald H. Fickenscher, age 56, has served as Regional Vice President, Europe, Africa & Middle East of the Registrant since 1999. Mr. Fickenscher served as President, Dyes & Chemicals International Operations, of Crompton & Knowles from 1994 to 1999.

Mary L. Gum, PhD., age 52, has served as Executive Vice
President, OSi, of the Registrant since 1999.  Ms. Gum served as
Vice President of Silanes, OSi, from 1997 to 1999 and as Vice
President of Specialty Fluids, OSi, from 1995 to 1997.

Marvin H. Happel, age 60, has served as Senior Vice President, Organization & Administration of the Registrant since 1999. Mr. Happel served as Vice President-Organization and Administration of Crompton & Knowles from 1996 to 1999 and Vice President-Organization from 1986 to 1996.

Alfred F. Ingulli, age 58, has served as Executive Vice
President, Crop Protection, of the Registrant from 1999.  Mr.
Ingulli served as Vice President, Crop Protection, of Crompton &
Knowles from 1998 to 1999 and as Executive Vice President, Crop
Protection of Uniroyal since 1994.

John R. Jepsen, age 44, has served as Vice President and
Treasurer of the Registrant since 1999. Mr. Jepsen served as Treasurer of Crompton & Knowles from 1998 to 1999. Mr. Jepsen served with the International Paper Company as Assistant
Treasurer, International from 1996 to 1998 and, prior to that, as Director of Corporate Finance from 1986 to 1996.

Charles J. Marsden, age 59, has served as Senior Vice President, Strategy & Development of the Registrant since 1999. Mr. Marsden served as Senior Vice President, Strategy & Development of Crompton & Knowles in 1999; Senior Vice President and Chief Financial Officer from 1996 to 1999; and Vice President-Finance and Chief Financial Officer from 1985 to 1996. Mr. Marsden served as a member of the Board of Directors of the Registrant in 1999 and as a Director of Crompton & Knowles from 1985 to 1999.

Walter K. Ruck, age 57, has served as Senior Vice President, Operations, of the Registrant since 1999. Mr. Ruck has served as Vice President, Operations, of Uniroyal since 1998; and served as Vice President, Manufacturing, of Uniroyal from 1997 to 1998. He served as Regional Vice President, Americas of Uniroyal from 1995 to 1997 and Regional Vice President of Uniroyal from 1994 to 1995.

William A. Stephenson, age 52, has served as Executive Vice President, Urethanes and Petroleum Additives, of the Registrant since 1999. Mr. Stephenson served as Vice President, Specialty Additives and Urethanes, of Crompton & Knowles from 1998 to 1999 and has served as Executive Vice President, Specialties of Uniroyal since 1994.

Michael F. Vagnini, age 43, has served as Corporate Controller of the Registrant since 1999 and as Corporate Controller of Crompton
& Knowles from 1998 to 1999.  Mr. Vagnini has served as Corporate
Controller of Uniroyal since 1995.

     The term of office of each of the above-named executive officers is until the first meeting of the Board of Directors following the next annual meeting of stockholders and until the election and qualification of his or her successor.

     There is no family relationship between any of such officers, and there is no arrangement or understanding between any of them and any other person pursuant to which any such officer was selected as an officer.


ITEM 11.  EXECUTIVE COMPENSATION

     Information called for by this item is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 25, 2000, which is to be filed with the Commission pursuant to Regulation 14A, and such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Information called for by this item is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 25, 2000, which is to be filed with the Commission pursuant to Regulation 14A, and such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by this item is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 25, 2000, which is to be filed with the Commission pursuant to Regulation 14A, and such information is incorporated herein by reference.


                        PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)     The following documents are filed as part of this report:

     1. Financial statements and Independent Auditors' Report, as required by Item 8 of this form, which appear on pages 34 through 53 of the Corporation's 1999 Annual Report to Stockholders and are incorporated herein by reference:

         (i) Consolidated Statements of Operations for the fiscal years ended 1999, 1998, and 1997;
         (ii) Consolidated Balance Sheets for the fiscal years ended 1999 and 1998;
         (iii) Consolidated Statements of Cash Flows for the fiscal years ended 1999, 1998, and 1997;
         (iv) Consolidated Statements of Stockholders' Equity [Deficit] for the fiscal years ended 1999, 1998 and 1997;
         (v)      Notes to Consolidated Financial Statements; and
         (vi)     Independent Auditors' Report of KPMG LLP.

     2.  Independent Auditors' Report and Consent, and Financial
         Statement Schedule II, Valuation and Qualifying
         Accounts, required by Regulation S-X. Pages S-1 and S-2 hereof.

     3. The following exhibits are either filed herewith or incorporated herein by reference to the respective reports and registration statements identified in the parenthetical clause following the description of the exhibit:

Exhibit No.                         Description

2.0 Agreement and Plan of Reorganization dated as of May 31, 1999, by and among Crompton & Knowles Corporation, Park Merger Co. and Witco Corporation (incorporated by reference to Appendix A to the Joint Proxy Statement-Prospectus dated July 28, 1999, as part of the Registrant's Registration Statement on Form S-4, Registration No. 333-83901, dated July 28, 1999 ("Joint Proxy Statement-Prospectus S-4 Registration Statement")).

2.1 Amendment No. 1 to Agreement and Plan of Reorganization dated as of July 27, 1999, by and among Crompton &
        Knowles Corporation, CK Witco Corporation (formerly known as Park Merger Co.) and Witco Corporation (incorporated by reference to Appendix A-1 to the Joint Proxy
        Statement-Prospectus S-4 Registration Statement).

2.2 Agreement and Plan of Merger dated April 30, 1996, by and among Crompton & Knowles, Tiger Merger Corp. and Uniroyal Chemical Corporation ("UCC") (incorporated by reference to Exhibit 2 to the Crompton & Knowles Form 10-Q for the period ended March 31, 1996).

2.3 Acquisition Agreement dated November 29, 1999, by and among Yorkshire Group PLC, Yorkshire Americas, Inc., as Purchasers and CK Witco Corporation, Crompton & Knowles Europe S.P.R.L., Uniroyal Chemical European Holdings B.V. and Crompton & Knowles Colors Incorporated, as Sellers (filed herewith*).

2.4 Limited Liability Company Agreement by and between Gustafson, Inc. and Trace Chemicals, Inc., effective as of September 23, 1998, (incorporated by reference to Exhibit 2.1 to the Crompton & Knowles Form 8-K/A dated January 21, 1999 ("Form 8-K/A")).

2.5 First Amendment to Limited Liability Company Agreement by and among GT Seed Treatment Inc. (f/k/a Gustafson, Inc.),
        Ecart Inc. (f/k/a Trace Chemicals, Inc.) and
        BayerCorporation, dated as of November 20, 1998,
        (incorporated by reference to Exhibit 2.2 to Form 8-K/A).

2.6 Purchase Agreement by and among the Crompton & Knowles, Uniroyal, Trace Chemicals, Inc. and Gustafson, Inc. as Sellers, and Bayer Corporation, as Purchaser, and Gustafson LLC, as the Company, dated as of November 20, 1998, (incorporated by reference to Exhibit 2.3 to Form 8-K/A).

2.7     Purchase Agreement by and between Uniroyal Chemical
        Co./Cie and Bayer Inc., effective as of November 20,
        1998,  (incorporated by reference to Exhibit 2.4 to Form
        8-K/A).

2.8 Partnership Agreement of Gustafson Partnership by and between Uniroyal Chemical Co./Cie and Bayer Inc., effective as of November 20, 1998, (incorporated by reference to Exhibit 2.5 to Form 8-K/A).

2.9 Joint Venture Agreement and Shareholders Agreement dated September 18, 1998, by and between Uniroyal and GIRSA S.A. de C.V. (incorporated by reference to Exhibit 2.6 to the Crompton & Knowles Form 10-K for the fiscal year ended December 26, 1998 ("1998 Form 10-K")).

2.10 Stock Purchase Agreement dated as of December 8, 1998, by and among Crompton & Knowles and Ingredient Technology
        Corporation, as Sellers, and Chr. Hansen Inc., as
        Purchaser (incorporated by reference to Exhibit 2.7 to the 1998 Form 10-K).

3(i)    Restated Certificate of Incorporation of the Registrant
        (incorporated by reference to Appendix H to the Joint
        Proxy Statement-Prospectus S-4 Registration Statement).

3(ii) By-laws of the Registrant (incorporated by reference to Exhibit 3.02 to the Joint Proxy Statement-Prospectus S-4
        Registration Statement).

4.1 Rights Agreement dated as of September 2, 1999, by and between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Form 8-A dated September 28, 1999).

4.2 Form of Indenture, dated as of February 8, 1993, among Uniroyal and State Street Bank and Trust Company, as Trustee, relating to the 10 1/2% Notes, including form of securities (incorporated by reference to Exhibit 4.1 to the Registration Statement on UCC Form S-1, Registration No. 33-45296 and 33-45295 ("UCC Form S-1, Registration No. 33-45296/45295")).

4.3 Form of First Supplemental Indenture, dated as of December 9, 1998, among UCC, as Issuer, Uniroyal, as successor to the Issuer, and State Street Bank and Trust Company, as Trustee, relating to the 10 1/2% Senior Notes due 2002 (incorporated by reference to Exhibit 4.4 to Form 10-K for the fiscal year ended December 26, 1998).

4.4 Form of Indenture, dated as of September 1, 1993, among Uniroyal and State Street Bank and Trust Company, as Trustee, relating to $270 million of 9% Notes, including the form of securities (incorporated by reference to Exhibit 4.2 to UCC Form S-1, Registration No. 33-66740).
4.5 Form of $600 Million 364-Day Credit Agreement dated as of October 28, 1999, by and among the Registrant, certain subsidiaries of the Registrant, various banks, The Chase Manhattan Bank, as Syndication Agent, Citibank, N.A., as Administrative Agent and Bank of America, N.A. and Deutsche Bank Securities Inc., as Co-Documentation Agents (incorporated by reference to Exhibit 4.1 to the 10-Q for the quarter ended September 30, 1999 ("September 30, 1999 10-Q")).

4.6 Form of $400 Million Five-Year Credit Agreement dated as of October 28, 1999, by and among the Registrant, certain subsidiaries of the Registrant, various banks, The Chase Manhattan Bank, as Syndication Agent, Citibank, N.A., as Administrative Agent and Bank of America, N.A. and Deutsche Bank Securities Inc., as Co-Documentation Agents (incorporated by reference to Exhibit 4.2 to the September 30, 1999 10-Q).

4.7 Form of $600 Million Third Amended and Restated Credit Agreement dated as of March 31, 1998, by and among Crompton & Knowles and certain of its subsidiaries, as Borrowers, and various lenders, Citicorp USA, Inc., as Agent and The Chase Manhattan Bank, Corestates Bank, N.A. and First Union National Bank, as Managing Agents (incorporated by reference to Exhibit 4 to the Crompton & Knowles Form 10-Q for the quarter ended June 27, 1998).

4.8     Form of $50 Million Credit Agreement dated as of December
        23, 1999, by and among the Registrant, various banks and Merrill Lynch Capital Corporation, as Administrative
        Agent (filed herewith*).

4.9     Offering Memorandum, dated March 2, 2000, relating to $25
        Million Floating Rate Notes due 2001(filed herewith*).

4.10 Form of Indenture, dated as of March 1, 2000, by and between the Registrant and Citibank, N.A., relating to $25 Million Floating Rate Notes due 2001, including as Annex A thereto, Form of Floating Rate Note Pledge Agreement by and among the Registrant, certain foreign subsidiaries of the Registrant, and Citibank, N.A., as Collateral Agent (filed herewith*).

4.11 Form of Purchase Agreement, dated as of March 2, 2000, by and between the Registrant, as Seller, and Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), as Purchaser, relating to $25 Million Floating Rate Notes due 2001 (filed herewith*).

4.12    Offering Memorandum, dated March 2, 2000, relating to
        $600 Million of 8 1/2% Senior Notes due 2005 (filed herewith*).

4.13 Form of Indenture, dated as of March 1, 2000, by and between the Registrant and Citibank, N.A., relating to $600 Million of 8 1/2% Senior Notes due 2005, including as Annex A thereto, Form of Senior Note Pledge Agreement by and among the Registrant, certain foreign subsidiaries of the Registrant, and Citibank, N.A., as Collateral Agent (filed herewith*).

4.14 Form of Purchase Agreement, dated as of March 2, 2000, by and among the Registrant, as Seller, and Merrill Lynch, ABN AMRO Incorporated, Banc of America Securities LLC, Chase Securities Inc., Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Salomon Smith Barney Inc. (together, the "Initial Purchasers"), relating $600 Million of 8 1/2% Senior Notes due 2005 (filed herewith*).

4.15 Form of Indenture, dated as of February 1, 1993, by and between Witco and the Chase Manhattan Bank, N.A., as Trustee, relating to Witco's 6.60% Notes due 2003, 7.75% Debentures due 2023, 6 1/8% Notes due 2006 and 6 7/8% Debentures due 2026, including form of securities (incorporated by reference to Post-Effective Amendment No. 2 to the Registration Statement on Form S-3, Registration No. 33-58066, filed March 19, 1993).

4.16 Form of First Supplemental Indenture, dated February 1, 1996, by and among Witco, Chase Manhattan Bank, N.A., the Initial Trustee, and Fleet National Bank of Connecticut, the Note Trustee, relating to Witco's 6 1/8% Notes due 2006 and 6 7/8% Notes due 2026 (incorporated by reference to Registration Statement on Form S-3, Registration Number 33-65203, filed January 25, 1996).

4.17    Form of Registration Rights Agreement, dated as of March
        7, 2000, by and among the Registrant and the Initial
        Purchasers, relating to $600 Million of 8 1/2% Senior
        Notes due 2005 (filed herewith*).

4.18    Form of Second Supplemental Indenture, dated as of
        December 6, 1999, among UCC, as Issuer, Uniroyal, as successor to the Issuer, and State Street Bank & Trust
        Company, as Trustee, relating to the 10 1/2% Senior Notes due 2002 (filed herewith*).

4.19    Form of First Supplemental Indenture, dated as of
        December 6, 1999, by and between Uniroyal, as Issuer, and State Street Bank & Trust Company, as Trustee, relating to the 9% Senior Notes due 2000 (filed herewith*).

10.1 + Summary of the Management Incentive Bonus Plan for selected key management personnel (incorporated by reference to Exhibit 10(m) to the Crompton & Knowles Form
        10-K for the fiscal year ended December 27, 1980).

10.2+ Supplemental Medical Reimbursement Plan (incorporated by reference to Exhibit 10(n) to the Crompton & Knowles Form
        10-K for the fiscal year ended December 27, 1980).

10.3+ Supplemental Dental Reimbursement Plan (incorporated by reference to Exhibit 10(o) to the Crompton & Knowles Form
        10-K for the fiscal year ended December 27, 1980).

10.4+ Employment Agreement dated February 22, 1988, between Crompton & Knowles and Vincent A. Calarco (incorporated by reference to Exhibit 10(j) to the Crompton & Knowles Form 10-K for the fiscal year ended December 26, 1987).

10.5+ Form of Employment Agreement entered into in 1988, 1989, 1992, 1994, 1996 and 1998 between Crompton & Knowles or one of its subsidiaries and ten of the executive officers of Crompton & Knowles (incorporated by reference to Exhibit 10(k) to the Crompton & Knowles Form 10-K for the fiscal year ended December 26, 1987).

10.6+ Form of Employment Agreement dated as of August 21, 1996, between a subsidiary of the Registrant and three executive officers of the Registrant (incorporated by reference to Exhibit 10.28 to the UCC/Uniroyal Form 10-K for the fiscal year ended September 28, 1996).

10.7+ Amended Supplemental Retirement Agreement dated October 18, 1995, between Crompton & Knowles and Vincent A. Calarco (incorporated by reference to Exhibit 10(i) to the Crompton & Knowles Form 10-K for the fiscal year ended December 30, 1995).

10.8+ Form of Amended Supplemental Retirement Agreement dated October 18, 1995, between Crompton & Knowles and three of its executive officers (incorporated by reference to Exhibit 10(j) to the Crompton & Knowles Form 10-K for the fiscal year ended December 30, 1995).

10.9+ Form of Supplemental Retirement Agreement dated October 18, 1995, between Crompton & Knowles and five of its executive officers (incorporated by reference to Exhibit 10(k) to the Crompton & Knowles Form 10-K for the fiscal year ended December 30, 1995).

10.10+  Form of Supplemental Retirement Agreement dated as of
        August 21, 1996, between a subsidiary of the Registrant and two executive officers of the Registrant
        (incorporated by reference to Exhibit 10.29 to the UCC/Uniroyal Form 10-K for the fiscal year ended
        September 28, 1996).

10.11+  Form of Supplemental Retirement Agreement dated as of
        August 21, 1996, between a subsidiary of the Registrant and two executive officers of the Registrant
        (incorporated by reference to Exhibit 10.30 to the UCC/Uniroyal Form 10-K for the fiscal year ended
        September 28, 1996).

10.12+ Supplemental Retirement Agreement Trust Agreement dated October 20, 1993, between Crompton & Knowles and Shawmut Bank, N.A. (incorporated by reference to Exhibit 10(l) to the Crompton & Knowles Form 10-K for the fiscal year ended December 25, 1993).

10.13+  Amended Benefit Equalization Plan dated October 20, 1993
        (incorporated by reference to Exhibit 10(m) to the Crompton & Knowles Form 10-K for the fiscal year ended
        December 25, 1993).

10.14+ Amended Benefit Equalization Plan Trust Agreement dated October 20, 1993, between Crompton & Knowles and Shawmut Bank, N.A. (incorporated by reference to Exhibit 10(n) to the Crompton & Knowles Form 10-K for the fiscal year ended December 25, 1993).

10.15+ Amended 1988 Long Term Incentive Plan (incorporated by reference to Exhibit 10(o) to the Crompton & Knowles Form
        10-K for the fiscal year ended December 25, 1993).

10.151+ Amendment No. 4 to 1988 Long Term Incentive Plan
        (incorporated by reference to Exhibit 10.171 to the Crompton & Knowles Form 10-K for the fiscal year ended
        December 28, 1996).

10.16 Trust Agreement dated as of May 15, 1989, between Crompton & Knowles and Shawmut Worcester County Bank, N.A. and First Amendment thereto dated as of February 8, 1990 (incorporated by reference to Exhibit 10(w) to the Crompton & Knowles Form 10-K for the fiscal year ended December 30, 1989).

10.17+  Form of 1992 - 1994 Long Term Performance Award Agreement
        (incorporated by reference to Exhibit 10(y) to the Crompton & Knowles Form 10-K for the fiscal year ended
        December 28, 1991).

10.18+ Restricted Stock Plan for Directors of Crompton & Knowles approved by the stockholders on April 9, 1991
        (incorporated by reference to Exhibit 10(z) to the Crompton & Knowles Form 10-K for the fiscal year ended
        December 28, 1991).

10.19+  Amended 1993 Stock Option Plan for Non-Employee Directors
        (incorporated by reference to Exhibit 10.21 to the Crompton & Knowles Form 10-K for the fiscal year ended
        December 26, 1998).

10.20+  UCC Purchase Right Plan, as amended and restated as of
        March 16, 1995   (incorporated by reference to Exhibit
        10.1 to the UCC Form 10-Q for the period ended April 2, 1995 ("UCC April 1995 Form 10-Q")).
10.21+  UCC 1993 Stock Option Plan  (incorporated by reference to
        Exhibit 28.1 to UCC's Registration Statement No. 33-62030 on Form S-8, filed on May 4, 1993).

10.22+  Form of Amendment No. 2 to the UCC 1993 Stock Option Plan
        (incorporated by reference to Exhibit 10.2 to the UCC
        April 1995 Form 10-Q).

10.23+  Form of Executive Stock Option Agreement, dated as of
        November 15, 1993   (incorporated by reference to Exhibit
        10.22 to the UCC 1994 Form 10-K).

10.24+ Form of Amended and Restated 1996 - 1998 Long Term Performance Award Agreement entered into in 1996 between Crompton & Knowles or one of its subsidiaries and thirteen of the executive officers of Crompton & Knowles (incorporated by reference to Exhibit 10.27 to the Crompton & Knowles Form 10-K for the fiscal year ended December 27, 1997).

10.25 Second Amended and Restated Lease Agreement between the Middlebury Partnership, as Lessor, and Uniroyal, as Lessee, dated as of August 28, 1997 (incorporated by reference to Exhibit 10 to the UCC/Uniroyal 10-Q for the quarter ended September 27, 1997) .

10.261 Form of Receivables Sale Agreement, dated as of December 11, 1998, by and among Crompton & Knowles, as Initial Collection Agent, Crompton & Knowles Receivables Corporation, ABN AMRO Bank N.V., as the Agent, the Enhancer, and the Liquidity Provider, and Windmill Funding Corporation (incorporated by reference to Exhibit 10.291 to the Crompton & Knowles Form 10-K for the fiscal year ended December 26, 1998).

10.262 Form of Receivables Purchase Agreement, dated as of December 11, 1998, by and among Crompton & Knowles, as Initial Collection Agent, and certain of its subsidiaries, as Sellers, and Crompton & Knowles Receivables Corporation, as Buyer (incorporated by reference to Exhibit 10.292 to the Crompton & Knowles Form 10-K for the fiscal year ended December 26, 1998).

10.263 Form of Receivables Purchase Agreement, dated as of June 10, 1999, by and among Witco Funding Corporation, as Seller, CIESCO L.P., as Investor, Citibank, N.A., as the Initial Bank, Citicorp North America, Inc., as Agent, and Witco, as Collection Agent and Originator (filed herewith*).

10.264  Purchase and Contribution Agreement, dated as of June 10,
        1999, by and between Witco, as Seller, and Witco Funding
        Corporation, as Purchaser (filed herewith*).

10.27+  Crompton & Knowles Corporation (n/k/a CK Witco
        Corporation) 1998 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Crompton & Knowles
        Form 10-Q for the quarter ended June 26, 1999)

10.28+  Amendment to the Crompton & Knowles (n/k/a CK Witco
        Corporation) 1998 Long Term Incentive Plan (incorporated by reference to page 12 of the Joint Proxy-Statement
        Prospectus S-4 Registration Statement).

10.29+ Amended and Restated Employment Agreement by and between Crompton & Knowles and Vincent A. Calarco dated May 31, 1999 (incorporated by reference to Exhibit 10.1 to the Crompton & Knowles Form 10-Q for the quarter ended June 26, 1999).

10.30+ Supplemental Retirement Agreement dated March 22, 1999, by and between Crompton & Knowles and Vincent A. Calarco
        (incorporated by reference to Exhibit 10.1 to the Crompton & Knowles Form 10-Q for the quarter ended March
        27, 1999).

10.31+ Form of Supplemental Retirement Agreement dated as of March 22, 1999, by and between Crompton & Knowles and six of its executive officers (incorporated by reference to Exhibit 10.2 to the Crompton & Knowles Form 10-Q for the quarter ended March 27, 1999).

10.32+ Form of Merger Synergy Restrict Stock Agreement, dated as of October 19, 1999, by and between the Registrant and various of its executive officers (filed herewith*).

10.33+ Form of 1999-2001 Long Term Performance Award Agreement, dated as of February 1, 1999, by and between the Registrant and various of its executive officers (filed herewith*).

10.34+ Form of 2000-2002 Long Term Performance Award Agreement, dated as of February 24, 2000, by and between the Registrant and various of its executive officers (filed herewith*).

10.35+  Form of Supplemental Retirement Agreement, dated as of
        October 21, 1999, by and between the Registrant and various of its executive officers (filed herewith*).

13 1999 Annual Report to Stockholders of the Registrant. (Not to be deemed filed with the Securities and Exchange Commission except those portions expressly incorporated by reference into this report on Form 10-K.) (filed herewith*).

21      Subsidiaries of the Registrant  (filed herewith*).

23 Consent of independent auditors. (See Item 14(a)2 herein.) (filed herewith*).

24 Power of attorney from directors and executive officers of the Registrant authorizing signature of this report.
        (Original on file at principal executive offices of Registrant.) (filed herewith*).

27      Financial data schedule for the fiscal year ended
        December 31, 1999  (filed herewith*).

  *   Copies of these Exhibits are annexed to this report on Form
10-K provided to the Securities and Exchange Commission and the New York Stock Exchange.

 + This Exhibit is a compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant participate.


(b) Reports on Form 8-K filed in fourth quarter 1999

     During the fiscal fourth quarter of 1999, the Registrant filed a Current Report on Form 8-K dated October 18, 1999, reporting on Item 5, Other Events and Item 7, Financial
Statements and Exhibits.



                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CK WITCO CORPORATION
                                       (Registrant)

Date:  March 29, 2000
                                   By: /s/Peter Barna
                                          Peter Barna
                                          Senior Vice President &
                                          Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name                                  Title

Vincent A. Calarco*          Chairman of the Board, President,
                             and Director (Principal Executive
                             Officer)

Peter Barna*                 Senior Vice President
                             (Chief Financial Officer)

Brian J. Dick*               Vice President - Finance
                             (Principal Accounting Officer)

James A. Bitonti*            Director

Simeon Brinberg*             Director

Robert A. Fox*               Director

Roger L. Headrick*           Director

Leo I. Higdon, Jr.*          Director

Harry G. Hohn*               Director

Nicholas Pappas*             Director

C. A. Piccolo*               Director

Bruce F. Wesson*             Director

Patricia K. Woolf*           Director


Date:  March 29, 2000              *By:/s/Peter Barna
                                          Peter Barna
                                          as attorney-in-fact




           Independent Auditors' Report and Consent


The Board of Directors and Stockholders
CK Witco Corporation:


Under date of January 31, 2000, except for the private placement information described in the note captioned "Credit Facilities" as to which the date is March 7, 2000, we reported on the consolidated balance sheets of CK Witco Corporation and subsidiaries (the Company) as of December 31, 1999 and December 26, 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31,1999, which are incorporated by reference in this Form 10 K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in this Form 10 K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We consent to the incorporation by reference in the registration statements (Nos. 33-21246, 33-42280, 33-67600, 333-62429 and 333-
87035) on Form S-8 of CK Witco Corporation of our report, dated January 31, 2000, except for the private placement information described in the note captioned "Credit Facilities" as to which the date is March 7, 2000, relating to the consolidated balance sheets of CK Witco Corporation and subsidiaries as of December 31, 1999 and December 26, 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1999, which report is incorporated by reference in the December 31, 1999 Annual Report on Form 10-K of CK Witco Corporation.


Stamford, Connecticut
March 29, 2000


                          S-1



                                           Schedule II


            CK WITCO CORPORATION AND SUBSIDIARIES
              Valuation and Qualifying Accounts
                  (In thousands of dollars)

                             Additions
                 Balance at  charged to                   Balance
                 beginning   costs and    Adjustments     at end
                 of year     expenses   Recurring   Other of year

Fiscal Year ended December 31, 1999:
   Allowance for doubtful accounts
           $   9,768  $ 3,937  $ (5,206)(1)  $ 14,857(5) $ 23,356
   Accumulated amortization of cost in
     excess of acquired net assets
              44,647   12,382      (939)(2)   (6,687)(4)   49,403
   Accumulated amortization of other
     intangible assets
             120,860   15,078      (232)(2)     (167)(4)  135,539

Fiscal Year ended December 26, 1998:
   Allowance for doubtful accounts
           $   8,708  $ 5,209  $ (3,742)(1)  $  (407)(3) $  9,768
   Accumulated amortization of cost in
     excess of acquired net assets
              42,243    7,222      (572)(2)   (4,046)(3)   44,647
   Accumulated amortization of other
     intangible assets
             123,262   14,122       743 (2)  (17,267)(3)  120,860

Fiscal Year ended December 27, 1997:
   Allowance for doubtful accounts
           $   7,299  $ 2,230  $   (821)(1)  $     0     $  8,708
   Accumulated amortization of cost in
     excess of acquired net assets
              36,616    5,751       (67)(2)      (57)(4)   42,243
   Accumulated amortization of other
     intangible assets
             108,163   15,413      (314)(2)        0      123,262


(1) Represents accounts written off as uncollectible (net of recoveries), and the translation effect of accounts denominated in foreign currencies.
(2) Represents the translation effect of intangible assets denominated in foreign currencies.
(3) Represents primarily disposition of the Gustafson seed treatment business.
(4) Represents intangible asset retirements.
(5) Represents primarily the acquisition of Witco Corporation.

                          S - 2