Form 10-Q
period 2000-03-31
CROMPTON CORP
filed 2000-05-12
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

     X     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2000

                                  OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                to


                        Commission File Number  0-30270

                            CROMPTON CORPORATION

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


                                YES   X             NO


The number of shares of common stock outstanding is as follows:

       Class                                     Outstanding at April 28, 2000

Common Stock - $.01 par value                                    113,866,407


                     CROMPTON CORPORATION AND SUBSIDIARIES
                                   FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


           INDEX


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements and Accompanying Notes

           Consolidated Statements of Operations (Unaudited) - First quarter ended 2000 and 1999

           Consolidated Balance Sheets - March 31, 2000 (Unaudited) and December 31, 1999

           Consolidated Statements of Cash Flows (Unaudited) - First quarter ended 2000 and 1999

           Notes to Consolidated Financial Statements (Unaudited)

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosure of Market Risk

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

Item 4.    Submission of Matters to Vote of Security Holders

Item 6.    Exhibits and Reports on Form 8-K

Signatures



                       CROMPTON CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Operations (Unaudited)
                          First quarter ended 2000 and 1999
                  (In thousands of dollars, except per share data)




                                                     2000            1999

Net sales                                        $ 769,018       $ 396,292
Cost of products sold                              517,716         247,295
Selling, general and administrative                112,444          60,590
Depreciation and amortization                       45,764          18,837
Research and development                            22,442          11,308
Equity income                                       (7,545)         (7,055)

Operating profit                                    78,197          65,317
Interest expense                                    28,221          13,154
Other expense (income) (a)                           1,349         (40,706)

Earnings before income taxes                        48,627          92,869
Income taxes                                        18,954          33,666

Net earnings                                     $  29,673       $  59,203

Basic earnings per common share                  $     .26       $     .87

Diluted earnings per common share                $     .26       $     .86

Dividends declared per common share              $     .05       $       -

(a) 1999 includes a gain of $42,060 ($26,813 after-tax) from the sale of the specialty ingredients business.





See accompanying notes to consolidated financial statements.



                   CROMPTON CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheets
            March 31, 2000 (Unaudited) and December 31, 1999
                       (In thousands of dollars)



                                                    March 31,     December 31,
                                                      2000            1999

ASSETS
 CURRENT ASSETS
 Cash                                            $    19,038     $    10,543
 Accounts receivable                                 424,956         411,536
 Inventories                                         546,394         523,363
 Other current assets                                174,044         174,311
  Total current assets                             1,164,432       1,119,753
 NON-CURRENT ASSETS
 Property, plant and equipment                     1,245,406       1,262,345
 Cost in excess of acquired net assets               960,602         969,625
 Other assets                                        344,887         374,895

                                                 $ 3,715,327     $ 3,726,618

LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
 Notes payable                                   $    41,807     $    81,162
 Accounts payable                                    286,504         330,591
 Accrued expenses                                    385,776         422,252
 Income taxes payable                                 96,525         121,366
 Other current liabilities                            30,906          22,599
  Total current liabilities                          841,518         977,970
 NON-CURRENT LIABILITIES
 Long-term debt                                    1,494,696       1,309,812
 Postretirement health care liability                214,235         216,797
 Other liabilities                                   431,076         462,127

STOCKHOLDERS' EQUITY
 Common stock                                          1,194           1,191
 Additional paid-in capital                        1,051,809       1,047,518
 Accumulated deficit                                (176,408)       (200,374)
 Accumulated other comprehensive income              (72,733)        (61,238)
 Treasury stock at cost                              (70,060)        (27,185)
  Total stockholders' equity                         733,802         759,912

                                                 $ 3,715,327     $ 3,726,618






See accompanying notes to consolidated financial statements.



                CROMPTON CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Cash Flows (Unaudited)
                  First quarter ended 2000 and 1999
                      (In thousands of dollars)



Increase (decrease) in cash                          2000            1999

CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                    $    29,673     $    59,203
 Adjustments to reconcile net earnings to net
  cash provided by (used in) operations:
  Gain on sale of specialty ingredients                    -         (42,060)
  Depreciation and amortization                       45,764          18,837
  Equity income                                       (7,545)         (7,055)
  Changes in assets and liabilities, net             (58,916)        (82,102)
  Net cash provided by (used in) operations            8,976         (53,177)

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of specialty ingredients               -         103,000
 Capital expenditures                                (29,858)        (12,471)
 Merger related expenditures                         (39,657)              -
 Other investing activities                          (16,977)          1,862
 Net cash (used in) provided by investing activities (86,492)         92,391

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds on senior notes                            593,754               -
 Proceeds (payments) on long-term borrowings        (406,212)         39,843
 Payments on short-term borrowings                   (39,361)         (5,736)
 Repurchases of accounts receivable                  (13,776)              -
 Treasury stock acquired                             (43,463)        (67,516)
 Dividends paid                                       (5,707)              -
 Other financing activities                              858             169
 Net cash provided by (used in) financing activities  86,093         (33,240)

CASH
 Effects of exchange rate changes on cash                (82)            160

 Change in cash                                        8,495           6,134

 Cash at the beginning of period                      10,543          12,104

 Cash at the end of period                       $    19,038     $    18,238






See accompanying notes to consolidated financial statements.


                   CROMPTON CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Unaudited)


MERGER OF EQUALS

On September 1, 1999, the shareholders of Crompton and Knowles Corporation (Crompton) and Witco Corporation (Witco) approved a tax-free stock-for-stock merger of equals of Crompton and Witco (the "Merger"). The terms of the Merger provided that (a) Crompton merge with and into Crompton Corporation, formerly known as CK Witco Corporation (the "Company") and (b) immediately thereafter, Witco merge with and into the Company, so that the Company is the surviving corporation. Also, under the terms of the Merger, each share of Crompton's common stock was automatically converted into one share of the Company's common stock, and each share of Witco's common stock was exchanged for 0.9242 shares of the Company's common stock.

The merger was accounted for as a purchase and accordingly, the results of operations of Witco have been included in the consolidated financial statements from the date of acquisition. An allocation of the purchase price resulted in cost in excess of the estimated fair value of acquired net assets (goodwill) of approximately $834 million. This is being amortized on a straight-line basis over forty years.

As a result of the Merger, the Company recorded merger related accruals as a component of goodwill, of which $110.7 million remained at December 31, 1999. During the first quarter of 2000, these accruals were reduced by payments of $39.7 million and non-cash charges of $2 million. The payments related primarily to severance and related accruals.

Also, as a result of the Merger the Company recorded other accruals, of which $20 million remained at December 31, 1999. During the first quarter of 2000, payments of $1.3 million were made against these other accruals.

PRO FORMA FINANCIAL INFORMATION

The following pro forma unaudited results of operations for the first quarter ended 1999 assumes the Merger had been consummated as of January 1, 1999.

(In thousands of dollars, except per share data)                  1999

Net sales                                                     $  891,066

Net earnings                                                  $   66,973

Net earnings per common share: Basic                          $     0.55
Net earnings per common share: Diluted                        $     0.55

Weighted average shares outstanding: Basic                       121,181
Weighted average shares outstanding: Diluted                     122,683

PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

The information in the foregoing consolidated financial statements is unaudited, but reflects all of the adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.

Included in accounts receivable are allowances for doubtful accounts of $26.2 million at March 31, 2000 and $23.4 million at December 31, 1999.

Accumulated depreciation amounted to $474.9 million at March 31, 2000 and $448.3 million at December 31, 1999.

Accumulated amortization of cost in excess of acquired net assets amounted to $54.4 million at March 31, 2000 and $49.4 million at December 31, 1999.

It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 1999 Annual Report on Form 10-K.

Effective with the Merger, the Company adopted a fiscal year ending on December
31. Prior to the Merger, Crompton's fiscal year ended on the last Saturday in December.

COMMON STOCK

As of March 31, 2000, there were 119,372,359 common shares issued and 113,855,747 common shares outstanding at $.01 par value.

INVENTORIES

Components of inventories are as follows:

                                               March 31,     December 31,
(In thousands)                                   2000            1999

Finished goods                                $ 415,908        $ 410,513
Work in process                                  29,576           27,394
Raw materials and supplies                      100,910           85,456
                                              $ 546,394        $ 523,363

EARNINGS PER COMMON SHARE

The computation of basic earnings per common share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per common share is based on the weighted average number of common and common equivalent shares outstanding. The following is a reconciliation of the shares used in the computations:

(In thousands)                                   First quarter ended

                                                 2000              1999

Weighted average common shares outstanding      114,334           67,717
Effect of dilutive stock options and
 other equivalents                                1,815            1,502

Weighted average common and common equivalent
 shares outstanding                             116,149           69,219

BUSINESS SEGMENT DATA

(In thousands)                                   First quarter ended

                                                  2000           1999
Net Sales
 Polymer Products
 Polymer Additives                            $ 257,833        $  99,745
 Polymers                                        81,416           78,735
 Polymer Processing Equipment                    69,081           88,147
 Eliminations                                    (3,544)               -
                                                404,786          266,627
Specialty Products
 OrganoSilicones                                127,035                -
 Crop Protection                                105,462           65,718
 Other                                          131,735           63,947
                                                364,232          129,665

 Total Net Sales                              $ 769,018        $ 396,292




(In thousands)                                   First quarter ended

                                                  2000           1999
Operating Profit
 Polymer Products
 Polymer Additives                            $  22,337        $  12,477
 Polymers                                        19,319           22,303
 Polymer Processing Equipment                     4,252           11,169
                                                 45,908           45,949

Specialty Products
 OrganoSilicones                                 21,768                -
 Crop Protection                                 23,977           23,137
 Other                                            7,034            6,947
                                                 52,779           30,084

General corporate expense including
 amortization                                   (20,490)         (10,716)

 Total Operating Profit                       $  78,197       $   65,317

COMPREHENSIVE INCOME (LOSS)

An analysis of the Company's comprehensive income follows:


                                                  First quarter ended
(In thousands)
                                                  2000           1999

Net earnings                                  $  29,673       $  59,203
Other comprehensive income (expense):
 Foreign currency translation adjustments       (11,530)        (11,904)
 Other                                               35               -
Comprehensive income                          $  18,178        $ 47,299

The components of accumulated other comprehensive income (loss) at March 31, 2000 and December 31, 1999 are as follows:


                                               March 31,     December 31,
(In thousands)                                   2000            1999

Foreign currency translation adjustments      $ (71,132)       $ (59,602)
Other                                            (1,601)          (1,636)
Accumulated other comprehensive
 income (loss)                                $ (72,733)       $ (61,238)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FIRST QUARTER RESULTS

Overview

Consolidated net sales of $769 million for the first quarter of 2000 increased $372.7 million from the comparable period in 1999. After adjusting 1999 net sales to exclude $38.7 million from the divestiture of the textile colors business, and to include $426.7 million from Witco continuing operations for the first quarter of 1999, net sales decreased 2%. This decrease is primarily the result of lower sales in the Polymer Processing Equipment business and negative foreign currency impact. International sales, including U.S. exports, were 48% of total sales, up from 44% in the first quarter of 1999.

Net earnings for the first quarter were $29.7 million, or $0.26 per common share diluted as compared to net earnings of $59.2 million, or $0.86 per common share diluted in the first quarter of 1999. Earnings before after-tax special items were $29.7 million, or $0.26 per common share diluted, as compared with $32.4 million, or $0.47 per common share diluted, in the first quarter of 1999.

Gross margin as a percentage of sales decreased to 32.7% in the first quarter of 2000 from 37.6% in the first quarter of 1999. The decrease is primarily due to the impact of including Witco results. Consolidated operating profit of $78.2 million increased 19.7% versus the first quarter of 1999. The increase in operating profit is primarily due to the inclusion of Witco results, offset by a $3.7 million decrease due to the divestiture of the textile colors business.


                                  First quarter ended
(In thousands)

                                               1999         1999
                                  1999         Witco       Textile      1999
                                   As       Continuing     Colors        As
                       2000     Reported    Operations    Business    Adjusted
Net Sales
Polymer Products
 Polymer Additives  $ 257,833   $  99,745   $ 158,577    $    -     $ 258,322
 Polymers              81,416      78,735           -         -        78,735
 Polymer Processing
  Equipment            69,081      88,147           -         -        88,147
 Eliminations          (3,544)          -           -         -             -
                      404,786     266,627     158,577         -       425,204

Specialty Products
 OrganoSilicones      127,035           -     114,989         -       114,989
 Crop Protection      105,462      65,718      42,535         -       108,253
 Other                131,735      63,947     110,613   (38,715)      135,845

                      364,232     129,665     268,137   (38,715)      359,087

Total Net Sales     $ 769,018   $ 396,292   $ 426,714 $ (38,715)    $ 784,291






                                  First quarter ended
(In thousands)

                                               1999         1999
                                  1999         Witco       Textile      1999
                                   As       Continuing     Colors        As
                       2000     Reported    Operations    Business    Adjusted


Operating Profit
Polymer Products
 Polymer Additives  $   22,337  $  12,477  $  10,287    $      -    $  22,764
 Polymers               19,319     22,303          -           -       22,303
 Polymer Processing
  Equipment              4,252     11,169          -           -       11,169
                        45,908     45,949     10,287           -       56,236
Specialty Products
 OrganoSilicones        21,768          -     15,963           -       15,963
 Crop Protection        23,977     23,137      4,942           -       28,079
 Other                   7,034      6,947      4,728      (3,666)       8,009
                        52,779     30,084     25,633      (3,666)      52,051
General corporate
 expense including
 amortization          (20,490)   (10,716)   (13,754)          -      (24,470)

Total Operating
 Profit             $   78,197  $  65,317  $  22,166    $ (3,666)   $  83,817



Polymer Products

Polymer additives sales of $257.8 million were essentially unchanged from adjusted first quarter 1999 sales of $258.3 million. Plastic additives sales increased 2%, despite a negative foreign currency impact of 5%, primarily due to continuing high demand for PVC. Rubber chemicals sales decreased 8% primarily as a result of lower pricing. Urethane chemicals sales rose 5% primarily due to greater demand, partially offset by negative foreign currency translation of 3%. Operating profit of $22.3 million was down 2% from an adjusted $22.8 million in 1999 primarily as a result of lower selling prices in rubber chemicals.

Polymers sales of $81.4 million increased 3% from $78.7 million in the first quarter of 1999. EPDM sales were up 1% primarily as a result of higher pricing, reflecting a partial recovery of increased raw material costs. Urethane sales rose 6% primarily due to greater demand attributable to continuing growth of U.S. industrial production and strong sales to golf ball manufacturers. Operating profit of $19.3 million decreased 13% from $22.3 million in the prior year primarily due to higher EPDM raw material costs and start up costs at our new nitrile rubber joint venture facility in Mexico.

Polymer processing equipment sales of $69.1 million declined 22% from $88.1 million in the first quarter of 1999. The decrease was primarily due to the recent down cycle which the plastics machinery market has experienced over the last three quarters. Operating profit of $4.3 million was $6.9 million behind 1999 primarily due to the decline in sales volume. While shipments did not recover to last year's level, orders rebounded with the backlog reaching a record $131 million, up 16% from year end 1999.

Specialty Products

OrganoSilicones sales of $127 million increased 10% from first quarter 1999 adjusted sales of $115 million. The business benefited from improved demand and market share in key markets such as "greentyre", automotive clearcoat and personal care, partially offset by negative foreign currency impact of 2%. Silane sales reached record levels on the strength of continued "greentyre" growth. Operating profit of $21.8 million was 36% above an adjusted $16 million in the first quarter of 1999, reflecting the higher sales volume and cost reductions.

Crop protection sales of $105.5 million were 3% below an adjusted $108.3 million in the first quarter of 1999. Prior year sales were bolstered by a heavy mite infestation in Australia. Operating profit of $24 million was 15% behind an adjusted $28.1 million in the first quarter of 1999, primarily due to the sales decline and an unfavorable product mix which included higher sales of surfactants and lower active ingredients sales.


Other sales of $131.7 million decreased 3% from adjusted first quarter 1999 sales of $135.8 million. Petroleum additives sales declined 2% primarily due to lower volume, much of which was associated with the closure of the Gretna manufacturing facility. Refined products sales were down 5% of which 3% related to negative foreign currency translation. Industrial colors sales rose 6% primarily due to continued strength and increased market share in the paper market. Glycerine/fatty acids sales declined 4%. Operating profit of $7 million was 12% lower than the adjusted $8 million in the first quarter of 1999 primarily due to the decline in sales volume and higher raw material costs.

Other

Selling, general and administrative expenses of $112.4 million increased 86% versus the first quarter of 1999 primarily due to the inclusion of Witco operations, partially offset by the impact of the divestiture of the textile colors business. Depreciation and amortization (up 143%) and research and development costs (up 98%) also increased primarily as a result of the inclusion of Witco operations. Interest expense of $28.2 million increased 115% as a result of the increase in debt, which is primarily due to the inclusion of Witco operations. Other expense of $1.3 million remained essentially unchanged from 1999 after excluding the gain of $42.1 million from the divestiture of the specialty ingredients business. The effective tax rate of 39% increased from 36.3% in the comparable quarter of 1999, primarily due to the inclusion of Witco operations.

On April 19, 2000 the Company announced that it was exploring strategic alternatives, including the possible sale, for its Refined Products business. This business produces and markets highly refined hydrocarbon products and had sales in excess of $230 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The March 31, 2000 working capital balance of $322.9 million increased $181.1 million from the year-end 1999 balance of $141.8 million, while the current ratio increased to 1.38 from 1.14. The increases in working capital and the current ratio were primarily due to the decrease in total current liabilities, including short-term borrowings. Days sales in receivables for the first quarter of 2000 remained unchanged at 44 days versus the same period in 1999. Inventory turnover increased to 3.8, compared to 2.9 in the same quarter of 1999, primarily the result of the Merger.

Net cash provided by operations of $9 million increased $62.2 million from the net cash used in operations of $53.2 million in the first quarter of 1999, mainly due to a $48.2 million income tax payment in 1999 related to the 1998 Gustafson gain. Cash provided by operations and the proceeds from the issuance of the 8.5% Senior Notes were used primarily to reduce borrowings under the Company's revolving credit agreements, repurchase common shares, finance capital expenditures, pay merger costs, make dividend payments and repurchase accounts receivable under the Company's accounts receivable programs. The Company's debt to total capital ratio increased to 68% from 65% at year-end 1999, primarily as a result of the repurchase of common shares. The Company's liquidity needs are expected to be financed from operations.

On March 7, 2000, the Company issued $600 million of Senior Notes due 2005 with a coupon rate of 8.5%. Effective March 24, 2000, the Company swapped $300 million of this amount into a variable interest rate contract (three month LIBOR plus fixed spread of 1.2225%) that expires on March 15, 2005. The rate on the swap contract was 7.5% at March 31, 2000.

On March 10, 2000, the Company amended the amount of its $1 billion senior unsecured revolving credit facility to $600 million. Of this amount, $200 million is available through October 2000 and $400 million through October 2004. Borrowings on these facilities are at various rate options to be determined on the date of borrowing. Borrowings under these agreements amounted to $275 million at March 31, 2000 and carried a weighted average interest rate of 6.85%.

In addition, the Company has available accounts receivable securitization programs to sell up to $182 million of domestic accounts receivable to agent banks. As of March 31, 2000, $151 million of domestic accounts receivable had been sold under these programs.

In November 1999, the Board of Directors approved a share repurchase program for 10% of the common shares then outstanding, or approximately 11.9 million shares. During the first quarter of 2000, the Company repurchased 3.3 million common shares, and from November 1999 to date, has repurchased 5.5 million shares at an average price of $12.70 per share.

Capital expenditures for the first quarter of 2000 amounted to $29.9 million as compared to $12.5 million during the same period of 1999. The increase is primarily due to the Merger. Capital expenditures are expected to approximate $175 million in 2000, primarily related to the Company's replacement needs and improvement of domestic and foreign facilities.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company plans to adopt the provisions of this statement in the first quarter of 2001. The Company has not yet determined what the effect of SFAS No. 133 will be on earnings and financial position.

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

The Company continually evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. As of March 31, 2000, the Company's reserves for environmental remediation activities totaled $188.6 million. It is reasonably possible that the Company's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

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

Euro Conversion

On January 1, 1999, certain member countries of the European Union adopted the Euro as their common legal currency. Between January 1, 1999 and July 1, 2002, transactions may be conducted in either the Euro or the participating countries national currency. However, by July 1, 2002, the participating countries will withdraw their national currency as legal tender and complete the conversion to the Euro.

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



ITEM 3.  Quantitative and Qualitative Disclosure of Market Risk


Refer to the Market Risk & Risk Management Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

The fair market value of long-term debt is subject to interest rate risk. The Company's long-term debt amounted to $1,494.7 million at March 31, 2000. The fair market value of such debt was $1,469.1 million, and with respect to notes, has been determined based on quoted market prices.

On March 7, 2000, the Company issued $600 million of Senior Notes due 2005 with a coupon rate of 8.5%. Effective March 24, 2000, the Company swapped $300 million of this amount into a variable interest rate contract (three month LIBOR plus fixed spread of 1.2225%) that expires on March 15, 2005. The rate on the swap contract was 7.5% at March 31, 2000.

There have been no other significant changes in market risk since December 31, 1999.




PART II.  OTHER INFORMATION:


ITEM 1.  Legal Proceedings

     Reference is made to Item 3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, for information relating to the Beacon Heights and Laurel Park Coalitions. On April 13, 2000, the United States District Court for the District of Connecticut ruling in response to Motions to Alter and Amend and for Reconsideration and Rehearing of its prior ruling, allowed recovery by the Beacon Heights Coalition in the amount of approximately $5,071,000, inclusive of interest, and allowed recovery by the Laurel Park Coalition in the amount of approximately $1,000,000, exclusive of interest. At the Court's request, the Laurel Park Coalition is in the process of supplementing the record concerning interest. Prior to the April 13, 2000 Court ruling, the Beacon Heights Coalition and the Laurel Park Coalition settled their claims with one municipal defendant.





ITEM 4.  Submission of Matter to a Vote of Security Holders


    (a)  The Annual Meeting of the Stockholders was held on April 25, 2000.

    (b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to the nominees for the Board of Directors as listed in the Proxy Statement, and all of such nominees were elected.

    (c) A brief description of each matter voted upon at the Annual Meeting, and the results of voting, are as follows:

         1. Election of Class III directors to serve for a term expiring in 2003:

                                              FOR               WITHHELD
             Vincent A. Calarco        101,371,808 shares   1,113,776 shares
             Roger L. Headrick         101,489,832 shares     995,752 shares
             Patricia K. Woolf, Ph.D.  101,506,567 shares     979,017 shares

             Election of Class II directors to serve for a term expiring in 2002:

                                              FOR               WITHHELD
             Robert A. Fox             101,492,635 shares     992,949 shares
             Harry G. Hohn             101,455,789 shares   1,029,795 shares

             Election of Class I directors to serve for a term expiring in 2001:

                                              FOR               WITHHELD
             Leo I. Higdon, Jr.        101,517,123 shares     968,461 shares
             C. A. Piccolo             101,519,139 shares     966,445 shares
             Bruce F. Wesson           101,512,868 shares     972,716 shares

         2. Approval of the recommendation to amend and restate the Certificate of Incorporation to change the name of the Corporation to Crompton Corporation.

                       FOR                 AGAINST                 ABSTAINED

               99,771,946 shares       2,558,071 shares        155,567 shares

         3. Approval of the selection by the Board of KPMG LLP as Independent Auditors for 2000.

                       FOR                 AGAINST                 ABSTAINED

               101,704,924 shares        663,965 shares        116,695 shares


ITEM 6.  Exhibits and Reports on Form 8-K


    (a) Exhibits

       Number            Description

      3(i)(a)* Certificate of Amendment of Amended and Restated Certificate of Incorporation of CK Witco Corporation

      3(i)(b)* Amended and Restated Certificate of Incorporation of CK Witco Corporation

        27*              Financial Data Schedule


    (b) No reports on Form 8-K were filed during the quarter for which this report is filed.


* A copy of this Exhibit is annexed to this report on Form 10-Q provided to the Securities and Exchange Commission.



                          CROMPTON CORPORATION
                               Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CROMPTON CORPORATION
                                         (Registrant)





                                     /s/      Peter Barna
Date:  May 12, 2000
                                              Peter Barna
                                              Senior Vice President and Chief
                                              Financial Officer




                                     /s/      Barry J. Shainman
Date:  May 12, 2000
                                              Barry J. Shainman
                                              Secretary