Form 10-Q
period 2000-06-30
CROMPTON CORP
filed 2000-08-11
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

X     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2000

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


                           YES   X             NO



The number of shares of common stock outstanding is as follows:

              Class                          Outstanding at July 31, 2000

Common Stock - $.01 par value                        113,913,742




                      CROMPTON CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000



                          INDEX                                          PAGE


PART I.        FINANCIAL INFORMATION

 Item 1.       Financial Statements and Accompanying Notes

               Consolidated Statements of Operations (Unaudited) - Second
               quarter and six months ended 2000 and 1999                  2

               Consolidated Balance Sheets - June 30, 2000 (Unaudited)
               and December 31, 1999                                       3

               Consolidated Statements of Cash Flows (Unaudited) - Six
               months ended 2000 and 1999                                  4

               Notes to Consolidated Financial Statements (Unaudited)      5

 Item 2.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         8

 Item 3.       Quantitative and Qualitative Disclosure of Market Risk     15


PART II.       OTHER INFORMATION

 Item 1.       Legal Proceedings                                          16

 Item 6.       Exhibits and Reports on Form 8-K                           17


Signatures                                                                18




                       CROMPTON CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Operations (Unaudited) Second quarter and six months ended 2000 and 1999 (In thousands of dollars, except per share data)

                               Second quarter ended      Six months ended
                               2000            1999      2000        1999


Net sales                     $ 802,886   $ 409,174   $ 1,571,904  $ 805,466

Cost of products sold           530,794     248,582     1,048,510    495,877
Selling, general and
 administrative                 110,302      60,066       222,746    120,656
Depreciation and amortization    44,920      18,666        90,684     37,503
Research and development         23,094      11,278        45,536     22,586
Equity income                    (3,989)     (2,379)      (11,534)    (9,434)

Operating profit                 97,765      72,961       175,962    138,278
Interest expense                 29,674      12,953        57,895     26,107
Other expense (income) (a)          924         451         2,273    (40,255)

Earnings before income taxes
 and extraordinary loss          67,167      59,557       115,794    152,426
Income taxes                     25,626      21,588        44,580     55,254

Earnings before extraordinary
 loss                            41,541      37,969        71,214     97,172

Extraordinary loss on early
 extinguishment of debt               -      (1,085)            -     (1,085)

Net earnings                  $  41,541   $  36,884   $    71,214  $  96,087


Basic earnings per common share:

Earnings before
 extraordinary loss           $     .36   $    .58    $       .62  $    1.46
Extraordinary loss                    -       (.02)             -       (.02)

Net earnings                  $     .36   $    .56    $       .62  $    1.44

Diluted earnings per common share:

Earnings before
 extraordinary loss           $     .36   $    .57    $       .62  $    1.43
Extraordinary loss                    -       (.02)             -       (.02)

Net earnings                  $     .36   $    .55    $       .62  $    1.41

Dividends declared per
 common share                 $     .05   $    .05    $       .10  $     .05



(a) The six months ended 1999 includes a gain of $42,060 ($26,813 after-tax) from the sale of the specialty ingredients business.



See accompanying notes to consolidated financial statements.


                   CROMPTON CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheets
                 June 30, 2000 (Unaudited) and December 31, 1999
                          (In thousands of dollars)

                                              June 30,         December 31,
                                                2000               1999

ASSETS

 CURRENT ASSETS
 Cash                                     $    12,981         $    10,543
 Accounts receivable                          438,841             411,536
 Inventories                                  571,447             523,363
 Other current assets                         145,168             174,311
  Total current assets                      1,168,437           1,119,753

 NON-CURRENT ASSETS
 Property, plant and equipment              1,224,164           1,262,345
 Cost in excess of acquired net assets        952,031             969,625
 Other assets                                 365,163             374,895

                                          $ 3,709,795         $ 3,726,618

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
  Notes payable                           $    56,071         $    81,162
  Accounts payable                            279,447             330,591
  Accrued expenses                            374,587             422,252
  Income taxes payable                        129,672             121,366
  Other current liabilities                    27,987              22,599
   Total current liabilities                  867,764             977,970

  NON-CURRENT LIABILITIES
  Long-term debt                            1,454,821           1,309,812
  Postretirement health care liability        213,215             216,797
  Other liabilities                           404,272             462,127

  STOCKHOLDERS' EQUITY
  Common stock                                  1,194               1,191
  Additional paid-in capital                1,051,648           1,047,518
  Accumulated deficit                        (140,578)           (200,374)
  Accumulated other comprehensive income      (73,110)            (61,238)
  Treasury stock at cost                      (69,431)            (27,185)
    Total stockholders' equity                769,723             759,912

                                          $ 3,709,795         $ 3,726,618




See accompanying notes to consolidated financial statements.




                        CROMPTON CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows (Unaudited)
                           Six months ended 2000 and 1999
                               (In thousands of dollars)



Increase (decrease) in cash                             2000           1999


CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                     $   71,214     $   96,087
  Adjustments to reconcile net earnings to net
    cash provided by (used in) operations:
    Gain on sale of specialty ingredients                   -        (42,060)
    Extraordinary loss on early debt
     extinguishment                                         -          1,085
    Depreciation and amortization                      90,684         37,503
    Equity income                                     (11,534)        (9,434)
    Changes in assets and liabilities, net            (67,378)       (85,078)
    Net cash provided by (used in) operations          82,986         (1,897)

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of specialty ingredients              -        103,000
   Capital expenditures                               (68,030)       (34,078)
   Merger related expenditures                        (45,244)             -
   Other investing activities                         (24,553)        (3,100)
   Net cash (used in) provided by investing
    activities                                       (137,827)        65,822

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds on senior notes                           593,754              -
   (Payments) proceeds on long-term borrowings       (446,594)        22,118
   Payments on short-term borrowings                  (26,273)        (1,978)
   Repurchases of accounts receivable                 (12,928)             -
   Treasury stock acquired                            (43,464)       (74,596)
   Dividends paid                                     (11,418)        (3,272)
   Other financing activities                           4,428         (4,558)
   Net cash provided by (used in) financing
    activities                                         57,505        (62,286)

CASH
   Effects of exchange rate changes on cash              (226)           500

   Change in cash                                       2,438          2,139

   Cash at the beginning of period                     10,543         12,104

   Cash at the end of period                       $   12,981     $   14,243




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

As a result of the Merger, the Company recorded merger related accruals as a component of goodwill, of which $110.7 million remained at December 31, 1999. During the first six months of 2000, these accruals were reduced by payments of $45.2 million and non-cash charges of $7.4 million. The payments related primarily to severance and related accruals.

Also, as a result of the Merger, the Company recorded other accruals, of which $20 million remained at December 31, 1999. During the first six months of 2000, payments of $3.7 million were made against these other accruals.

PRO FORMA FINANCIAL INFORMATION

The following pro forma unaudited results of operations for the second quarter and six months ended 1999 assumes the Merger had been consummated as of January 1, 1999.

(In thousands of dollars,
 except per share data)                                      1999
                                             Second quarter        Six months


Net sales                                     $  917,348          $ 1,808,414

Net earnings                                  $   46,730          $   113,703

Net earnings per common share: Basic          $     0.39          $      0.95
Net earnings per common share: Diluted        $     0.39          $      0.94

Weighted average shares outstanding: Basic       118,952              120,066
Weighted average shares outstanding: Diluted     120,098              121,388

PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

The information in the foregoing consolidated financial statements is unaudited, but reflects all of the adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.

Included in accounts receivable are allowances for doubtful accounts of $26.2 million at June 30, 2000 and $23.4 million at December 31, 1999.

Accumulated depreciation amounted to $487.6 million at June 30, 2000 and $448.3 million at December 31, 1999.

Accumulated amortization of cost in excess of acquired net assets amounted to $61.1 million at June 30, 2000 and $49.4 million at December 31, 1999.

Accumulated amortization of patents, trademarks and other intangibles included in other assets amounted to $141.8 million at June 30, 2000 and $135.5 million at December 31, 1999.

It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 1999 Annual Report on Form 10-K.

Effective with the Merger, the Company adopted a fiscal year ending on December 31. Prior to the Merger, Crompton's fiscal year ended on the last Saturday in December.

COMMON STOCK

As of June 30, 2000, there were 119,372,359 common shares issued and 113,907,554 common shares outstanding at $.01 par value.

INVENTORIES

Components of inventories are as follows:

(In thousands)                              June 30,           December 31,
                                              2000                 1999

Finished goods                            $ 440,940             $ 410,513
Work in process                              29,318                27,394
Raw materials and supplies                  101,189                85,456
                                          $ 571,447             $ 523,363

EARNINGS PER COMMON SHARE

The computation of basic earnings per common share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per common share is based on the weighted average number of common and common equivalent shares outstanding. The following is a reconciliation of the shares used in the computations:

(In thousands)                       Second quarter ended    Six months ended
                                     2000            1999    2000        1999

Weighted average common
 shares outstanding                   113,884      65,488   114,109    66,603
Effect of dilutive stock
 options and other equivalents          1,316       1,147     1,565     1,322

Weighted average common
 and common equivalent
 shares outstanding                   115,200      66,635   115,674    67,925


COMPREHENSIVE INCOME (LOSS)

An analysis of the Company's comprehensive income follows:

(In thousands)                      Second quarter ended    Six months ended
                                    2000            1999    2000        1999

Net earnings                        $ 41,541   $ 36,884   $ 71,214  $ 96,087
Other comprehensive income
 (expense):
 Foreign currency translation
  adjustments                           (413)      (262)   (11,943)  (12,166)
  Other                                   36          -         71         -
Comprehensive income                $ 41,164   $ 36,622   $ 59,342  $ 83,921




The components of accumulated other comprehensive income (loss) at June 30, 2000 and December 31, 1999 are as follows:

                                                   June 30,       December 31,
(In thousands)                                       2000            1999

Foreign currency translation adjustments         $ (71,545)        $ (59,602)
Other                                               (1,565)           (1,636)
Accumulated other comprehensive income (loss)    $ (73,110)        $ (61,238)


BUSINESS SEGMENT DATA

(In thousands)                    Second quarter ended     Six months ended
                                  2000            1999     2000        1999

Net Sales

Polymer Products
  Polymer Additives             $ 252,665   $  99,426    $ 510,498  $ 199,171
  Polymers                         85,899      79,410      167,315    158,145
  Polymer Processing Equipment     80,049      82,092      149,130    170,239
  Eliminations                     (3,885)          -       (7,429)         -
                                  414,728     260,928      819,514    527,555
Specialty Products
  OrganoSilicones                 121,655           -      248,690          -
  Crop Protection                 133,882      81,340      239,344    147,058
  Other                           132,621      66,906      264,356    130,853
                                  388,158     148,246      752,390    277,911

  Total Net Sales               $ 802,886   $ 409,174   $1,571,904  $ 805,466


Operating Profit

Polymer Products
  Polymer Additives             $  21,956    $ 13,085    $  44,293  $  25,562
  Polymers                         19,253      23,587       38,572     45,890
  Polymer Processing Equipment      7,936       5,732       12,188     16,901
                                   49,145      42,404       95,053     88,353

Specialty Products
  OrganoSilicones                  25,538           -       47,306          -
  Crop Protection                  36,385      31,146       60,362     54,283
  Other                             8,524       8,326       15,558     15,273
                                   70,447      39,472      123,226     69,556

General corporate expense,
 including amortization           (21,827)     (8,915)     (42,317)   (19,631)

  Total Operating Profit        $  97,765    $ 72,961   $  175,962  $ 138,278





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



SECOND QUARTER RESULTS

Overview

Consolidated net sales of $802.9 million for the second quarter of 2000 increased $393.7 million from the comparable period in 1999. After adjusting 1999 net sales to exclude $41.2 million from the divestiture of the textile colors business, and to include $440.7 million from Witco continuing operations for the second quarter of 1999, net sales decreased 1%. This decrease is primarily the result of continued negative foreign currency impact, mainly the Euro. International sales, including U.S. exports, were 43% of total sales, up from 42% in the second quarter of 1999.

Net earnings for the second quarter were $41.5 million, or $0.36 per common share diluted, as compared to net earnings of $36.9 million, or $0.55 per common share diluted, in the second quarter of 1999. Earnings before the extraordinary loss on early extinguishment of debt were $41.5 million, or $0.36 per common share diluted, as compared to $38 million, or $0.57 per common share diluted, in the second quarter of 1999.

Gross margin as a percentage of sales was 33.9% for the second quarter of 2000 as compared to 39.2% for the second quarter of 1999. The decrease is primarily due to the impact of including Witco results, and the increase in raw material and energy costs. Consolidated operating profit of $97.8 million increased 34% versus the second quarter of 1999. The increase in operating profit is primarily due to the inclusion of Witco results of $33.7 million, offset by a $3.8 million decrease due to the divestiture of the textile colors business.


                                           Second quarter ended
(In thousands)                                        1999

                                                 Witco      Textile
                                       As      Continuing   Colors       As
                           2000     Reported   Operations  Business   Adjusted
Net Sales
Polymer Products
 Polymer Additives     $ 252,665   $  99,426   $ 163,652  $       -  $ 263,078
 Polymers                 85,899      79,410           -          -     79,410
 Polymer Processing
  Equipment               80,049      82,092           -          -     82,092
 Eliminations             (3,885)          -           -          -          -
                         414,728     260,928     163,652          -    424,580

Specialty Products
 OrganoSilicones         121,655           -     115,248          -    115,248
 Crop Protection         133,882      81,340      48,537          -    129,877
 Other                   132,621      66,906     113,224    (41,187)   138,943
                         388,158     148,246     277,009    (41,187)   384,068

Total Net Sales        $ 802,886   $ 409,174   $ 440,661  $ (41,187) $ 808,648



                                          Second quarter ended
(In thousands)                                       1999

                                                 Witco      Textile
                                       As      Continuing   Colors      As
                           2000     Reported   Operations  Business  Adjusted


Operating Profit
Polymer Products
 Polymer Additives     $  21,956   $  13,085   $  15,272  $       -  $ 28,357
 Polymers                 19,253      23,587           -          -    23,587
 Polymer Processing
  Equipment                7,936       5,732           -          -     5,732
                          49,145      42,404      15,272          -    57,676
Specialty Products
 OrganoSilicones          25,538           -      17,386          -    17,386
 Crop Protection          36,385      31,146       7,849          -    38,995
 Other                     8,524       8,326       4,914     (3,759)    9,481
                          70,447      39,472      30,149     (3,759)   65,862
General corporate expense,
 including amortization  (21,827)     (8,915)    (11,696)         -   (20,611)

Total Operating Profit $  97,765   $  72,961   $  33,725  $  (3,759) $102,927


Polymer Products

Polymer additives sales of $252.7 million declined 4%, of which 3% was due to lower foreign currency translation, from an adjusted $263.1 million in the second quarter of 1999. Plastic additives sales decreased 5% primarily due to lower foreign currency translation. Rubber chemicals sales rose 1% despite lower pricing of 7%. Urethane chemicals sales declined 7% primarily due to lower unit volume. Operating profit of $22 million declined 23% from an adjusted $28.4 million in 1999 primarily due to the impact of lower selling prices, lower foreign currency translation and increased raw material and energy costs.

Polymers sales of $85.9 million rose 8% from $79.4 million in the second quarter of last year. EPDM sales were 3% ahead of the prior year primarily due to higher selling prices. Urethane sales rose 15% primarily due to increased demand, reflecting a recovery from the industry wide slowdown experienced in 1999 and continued growth in golf ball applications. Operating profit of $19.3 million was 18% lower than the $23.6 million in the second quarter of 1999 primarily due to higher EPDM raw material and energy costs not fully recovered in selling prices.

Polymer processing equipment sales of $80 million declined 2% from $82.1 million in the second quarter of 1999. Although sales were down slightly from the prior year, the strength of our orders and backlog indicates that the plastics machinery market is recovering from the down cycle experienced over the last year. Operating profit of $7.9 million increased 38% from the prior year primarily as a result of lower operating costs and improved product mix. Backlog at the end of June was $131 million, up 16% from the end of 1999.


Specialty Products

OrganoSilicones sales of $121.7 million were 6% ahead of adjusted sales of $115.2 million in the second quarter of 1999. Increased demand in all major markets contributed to the growth, which was partially offset by 2% lower foreign currency translation. Operating profit of $25.5 million was up 47% from an adjusted $17.4 million in the second quarter of 1999 due primarily to improved volume and cost reductions.

Crop protection sales of $133.9 million increased 3% from second quarter 1999 adjusted sales of $129.9 million. The increase was due primarily to higher surfactants sales (up 15%) offset in part by lower sales in actives (down 4%). Operating profit of $36.4 million was 7% below an adjusted $39 million in the second quarter of 1999 primarily due to higher costs and product mix.

Other sales of $132.6 million declined 5% from second quarter 1999 adjusted sales of $138.9 million. Petroleum additives sales were down 7% primarily due to lower volume, much of which was associated with the closure of the Gretna manufacturing facility. Refined products sales declined 2%, of which a half was due to lower foreign currency translation. Industrial colors sales were down 11% mainly due to weakness in the paper and pulp markets.
Glycerine/fatty acids sales declined 3% due to lower prices, partially offset by improved unit volume. Operating profit of $8.5 million was 10% lower than the adjusted $9.5 million in the second quarter of 1999 primarily due to lower volume and higher raw material and energy costs.

Other

Selling, general and administrative expenses of $110.3 million increased 84% versus the second quarter of 1999 primarily due to the inclusion of Witco operations, partially offset by the impact of the divestiture of the textile colors business. Depreciation and amortization (up 141%) and research and development costs (up 105%) also increased primarily as a result of the inclusion of Witco operations. Interest expense of $29.7 million increased 129% as a result of the increase in debt, which is primarily due to the inclusion of Witco operations. The effective tax rate of 38.2% increased from 36.2% in the comparable quarter of 1999, primarily due to the inclusion of Witco operations.


YEAR-TO-DATE RESULTS

Overview

Consolidated net sales of $1,571.9 million for the first six months of 2000 increased $766.4 million from the comparable period in 1999. After adjusting 1999 net sales to exclude $79.9 million from the divestiture of the textile colors business, and to include $867.4 million from Witco continuing operations for the first six months of 1999, net sales decreased 1%. This decrease is primarily the result of lower sales in the Polymer Processing Equipment business and negative foreign currency impact, mainly the Euro. International sales, including U.S. exports, were 45% of total sales, up from 43% in the first six months of 1999.

Net earnings for the first six months were $71.2 million, or $0.62 per common share diluted, as compared to net earnings of $96.1 million, or $1.41 per common share diluted, in the first six months of 1999. Earnings before after-tax special items were $71.2 million, or $0.62 per common share diluted, as compared with $70.4 million, or $1.04 per common share diluted, in the first six months of 1999.

Gross margin as a percentage of sales was 33.3% for the first six months of 2000 as compared to 38.4% for the first six months of 1999. The decrease is primarily due to the impact of including Witco results, and the increase in raw material and energy costs. Consolidated operating profit of $176 million increased 27.3% versus the first six months of 1999. The increase in operating profit is primarily due to the inclusion of Witco results of $55.9 million, offset by a $7.4 million decrease due to the divestiture of the textile colors business.

                                             Six months ended
(In thousands)                                      1999

                                                 Witco      Textile
                                       As      Continuing   Colors      As
                           2000     Reported   Operations  Business  Adjusted

Net Sales
Polymer Products
 Polymer Additives    $  510,498   $ 199,171  $ 322,229  $       -   $ 521,400
 Polymers                167,315     158,145          -          -     158,145

 Polymer Processing
   Equipment             149,130     170,239          -          -     170,239
 Eliminations             (7,429)          -          -          -           -
                         819,514     527,555    322,229          -     849,784

Specialty Products
 OrganoSilicones         248,690           -    230,237          -     230,237
 Crop Protection         239,344     147,058     91,072          -     238,130
 Other                   264,356     130,853    223,837    (79,902)    274,788
                         752,390     277,911    545,146    (79,902)    743,155

Total Net Sales      $ 1,571,904   $ 805,466  $ 867,375  $ (79,902) $1,592,939



                                             Six months ended
(In thousands)                                      1999

                                                 Witco      Textile
                                       As      Continuing   Colors      As
                           2000     Reported   Operations  Business  Adjusted

Operating Profit
Polymer Products
 Polymer Additives      $ 44,293   $  25,562   $  25,559   $      -  $ 51,121
 Polymers                 38,572      45,890           -          -    45,890
 Polymer Processing
  Equipment               12,188      16,901           -          -    16,901
                          95,053      88,353      25,559          -   113,912
Specialty Products
 OrganoSilicones          47,306           -      33,349          -    33,349
 Crop Protection          60,362      54,283      12,791          -    67,074
 Other                    15,558      15,273       9,642     (7,425)   17,490
                         123,226      69,556      55,782     (7,425)  117,913

General corporate expense,
 including amortization  (42,317)    (19,631)    (25,450)         -   (45,081)

Total Operating Profit  $175,962   $ 138,278    $ 55,891   $ (7,425) $186,744


Polymer Products

Polymer additives sales of $510.5 million were down 2% from an adjusted $521.4 million for the first six months of 1999 primarily due to lower foreign currency translation. Plastic additives sales declined 2% primarily due to negative foreign currency of 4%, partially offset by continuing high demand for PVC. Rubber chemicals sales decreased 3% primarily due to lower pricing. Urethane chemicals sales declined 1% due to a 3% negative foreign currency translation, partially offset by higher unit volume. Operating profit of $44.3 million was 13% behind an adjusted $51.1 million for the first six months of 1999 primarily due to lower rubber chemicals sales prices.

Polymer sales of $167.3 million increased 6% from $158.1 million for the first six months of 1999. EPDM sales increased 2% primarily due to a partial recovery of increased raw material and energy costs through higher pricing, partially offset by a 1% negative foreign currency translation. Urethane sales rose 11% due to a recovery from the prior year global market slowdown and greater sales to golf ball manufacturers. Operating profit of $38.6 million was 16% behind the prior year primarily due to higher raw material and energy costs and first quarter start up costs at our nitrile rubber joint venture in Mexico.

Polymer processing equipment sales of $149.1 million decreased 12% from $170.2 million for the first six months of 1999. The decline was attributable to lower first quarter demand and a 2% lower foreign currency translation.
Volume rose during the second quarter reflecting a recovery from the slowdown in the plastics machinery market experienced over the last year. Operating profit of $12.2 million was $4.7 million below the first six months of 1999 primarily due to lower sales volume, partially offset by lower operating costs.

Specialty Products

OrganoSilicones sales of $248.7 million grew 8% from adjusted sales of $230.2 million for the first six months of 1999. Greater demand in key markets including greentyre, automotive clearcoat and personal care drove the increase, which was partially offset by a 2% negative foreign currency translation. Operating profit of $47.3 million was 42% ahead of an adjusted $33.3 million for the first six months of 1999 primarily due to greater sales volume and lower costs.

Crop protection sales of $239.3 million rose 1% from an adjusted $238.1 million for the first six months of 1999. The increase was due to greater demand for surfactants partially offset by lower actives unit volume. Operating profit of $60.4 million declined 10% from an adjusted $67.1 million for the prior year primarily due to higher raw material costs and an unfavorable sales mix.

Other sales of $264.4 million declined 4% from an adjusted $274.8 million for the first six months of 1999. Petroleum additives sales declined 5% due to lower unit volume primarily attributable to the Gretna plant closure. Higher prices which were reflective of increased raw material costs partially offset the lower volume. Refined products sales decreased 3% of which 2% was attributable to lower foreign currency translation. Industrial colors sales were down 3% due to lower prices. Glycerine/fatty acids sales declined 4% due to lower sales prices, partially offset by higher unit volume. Operating profit of $15.6 million decreased 11% from an adjusted $17.5 million for the first six months of 1999 primarily due to higher raw material and energy costs and lower sales volume.

Other

Selling, general and administrative expenses of $222.7 million increased 85% versus the first six months of 1999 primarily due to the inclusion of Witco operations, partially offset by the impact of the divestiture of the textile colors business. Depreciation and amortization (up 142%) and research and development costs (up 102%) also increased primarily as a result of the inclusion of Witco operations. Interest expense of $57.9 million increased 122% as a result of the increase in debt, which is primarily due to the inclusion of Witco operations. Other expense of $2.3 million increased 26% from 1999, after excluding the gain of $42.1 million from the divestiture of the specialty ingredients business, primarily due to the inclusion of Witco operations. The effective tax rate of 38.5% increased from 36.2% in the comparable period of 1999, primarily due to the inclusion of Witco operations.


LIQUIDITY AND CAPITAL RESOURCES

The June 30, 2000 working capital balance of $300.7 million increased $158.9 million from the year-end 1999 balance of $141.8 million, and the current ratio increased to 1.35 from 1.14. The increases in working capital and the current ratio were primarily due to the decrease in total current liabilities, including short-term borrowings, and increases in accounts receivable and inventories. Days sales in receivables increased to 48 days for the first six months of 2000, versus 43 days for the first six months of 1999, mainly due to the inclusion of Witco operations. Inventory turnover increased to 3.8, compared to 3.0 for the same period of 1999, primarily the result of including Witco operations.

Net cash provided by operations of $83 million increased $84.9 million from the net cash used in operations of $1.9 million in the first half of 1999, mainly due to a $48.2 million income tax payment in 1999 related to the 1998 Gustafson gain, and the inclusion of Witco operations in 2000. Cash provided by operations and the proceeds from the issuance of the 8.5% Senior Notes were used primarily to reduce borrowings under the Company's revolving credit agreements, finance capital expenditures, pay merger costs, make dividend payments and repurchase accounts receivable under the Company's accounts receivable programs. The Company's debt to total capital ratio increased to 66% from 65% at year-end 1999, primarily as a result of the repurchase of common shares. The Company's future liquidity needs are expected to be financed from operations.

On March 7, 2000, the Company issued $600 million of Senior Notes due 2005 with a coupon rate of 8.5%. Effective March 24, 2000, the Company swapped $300 million of this amount into a variable interest rate contract (three month LIBOR plus fixed spread of 1.2225%) that expires on March 15, 2005. The rate on the swap contract was 8% at June 30, 2000. On June 9, 2000, the Company exchanged the $600 million Senior Notes, which were not registered with the Securities and Exchange Commission for public trading, for identical securities that are registered.

On March 10, 2000, the Company amended the amount of its $1 billion senior unsecured revolving credit facility to $600 million. Of this amount, $200 million is available through October 2000 and $400 million through October 2004. Borrowings on these facilities are at various rate options to be determined on the date of borrowing. Borrowings under these agreements amounted to $235 million at June 30, 2000 and carried a weighted average interest rate of 7.4%.

In addition, the Company has available accounts receivable securitization programs to sell up to $182 million of domestic accounts receivable to agent banks. As of June 30, 2000, $151.8 million of domestic accounts receivable had been sold under these programs.

On April 19, 2000, the Company announced that it was exploring strategic alternatives, including the possible sale, for its Refined Products business. On May 22, 2000, the Company announced that it was in preliminary discussions with a select group of strategic buyers for the sale of its Industrial Specialties business. The Company expects the divestitures of these businesses to be completed by the end of the year, with the proceeds used to pay down debt and to repurchase common shares.

In November 1999, the Board of Directors approved a share repurchase program for 10% of the common shares then outstanding, or approximately 11.9 million shares. During the first half of 2000, the Company repurchased 3.3 million common shares, and from November 1999 to date, has repurchased 5.5 million shares at an average price of $12.70 per share.

Capital expenditures for the first six months of 2000 amounted to $68 million as compared to $34.1 million during the same period of 1999. The increase is primarily due to the Merger. Capital expenditures are expected to approximate $175 million in 2000, primarily related to the Company's replacement needs and improvement of domestic and foreign facilities.


NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amends some of the provisions of FASB 133. The Company plans to adopt the provisions of SFAS 133 and SFAS 138 in the first quarter of 2001. The Company is in the process of determining what the effect of SFAS 133 and SFAS 138 will be on earnings and financial position.


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

The Company continually evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. As of June 30, 2000, the Company's reserves for environmental remediation activities totaled $182.8 million. It is reasonably possible that the Company's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

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

The fair market value of long-term debt is subject to interest rate risk. The Company's long-term debt amounted to $1,454.8 million at June 30, 2000. The fair market value of such debt was $1,454.6 million, and with respect to notes, has been determined based on quoted market prices.

On March 7, 2000, the Company issued $600 million of Senior Notes due 2005 with a coupon rate of 8.5%. Effective March 24, 2000, the Company swapped $300 million of this amount into a variable interest rate contract (three month LIBOR plus fixed spread of 1.2225%) that expires on March 15, 2005. The rate on the swap contract was 8.0% at June 30, 2000.

There have been no other significant changes in market risk since December 31, 1999.


PART II.  OTHER INFORMATION


ITEM 1.  Legal Proceedings

    On July 27, 2000, the Registrant signed a Consent Agreement with the U.S. Environmental Protection Agency agreeing to pay a $100,000 fine for alleged violations, since corrected, of the Clean Water Act at its Petrolia, Pennsylvania facility.

ITEM 6.  Exhibits and Reports on Form 8-K


          (a) Exhibits

              Number            Description

                4* Form of $600 Million of 8.50% Senior Notes due 2005, dated June 9, 2000, registered for public trading with the Securities and Exchange Commission and issued in exchange for identical securities sold in March 2000, which were not registered for public trading.

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


                                            CROMPTON CORPORATION
                                            (Registrant)


                                             /s/     Brian Dick
Date:     August 11, 2000                    Brian Dick
                                             Vice President, Finance and
                                             Chief Accounting Officer


                                             /s/     Barry J. Shainman
Date:     August 11, 2000                    Barry J. Shainman
                                             Secretary