Form 10-Q
period 2000-09-30
CROMPTON CORP
filed 2000-11-13
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-Q

      X          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 2000

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



                                  YES   X             NO



The number of shares of common stock outstanding is as follows:

              Class                      Outstanding at October 31, 2000

Common Stock - $.01 par value                      112,671,636





                          CROMPTON CORPORATION AND SUBSIDIARIES
                                        FORM 10-Q
                         FOR THE QUARTER ENDED SEPTEMBER 30, 2000



                   INDEX                                                 PAGE

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements and Accompanying Notes

            Consolidated Statements of Operations (Unaudited) - Third
            quarter and nine months ended 2000 and 1999                    2

            Consolidated Balance Sheets - September 30, 2000 (Unaudited)
            and December 31, 1999                                          3

            Consolidated Statements of Cash Flows (Unaudited) - Nine
            months ended 2000 and 1999                                     4

            Notes to Consolidated Financial Statements (Unaudited)         5

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            9

Item 3.     Quantitative and Qualitative Disclosure of Market Risk        16


PART II.    OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K                              17


Signatures                                                                18




                        CROMPTON CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Operations (Unaudited)
                   Third quarter and nine months ended 2000 and 1999
                    (In thousands of dollars, except per share data)



                                Third quarter ended       Nine months ended
                                 2000          1999       2000         1999

Net sales                      $ 738,456  $ 500,429   $ 2,310,360 $1,305,895

Cost of products sold            510,914    329,630     1,559,424    825,507
Selling, general and
 administrative                   95,736     79,588       318,482    200,244
Depreciation and amortization     45,284     30,459       135,968     67,962
Research and development          20,609     16,374        66,145     38,960
Acquired in-process research &
 development                           -    195,000             -    195,000
Equity (income) loss                 701        164       (10,833)    (9,270)

Operating profit (loss)           65,212   (150,786)      241,174    (12,508)
Interest expense                  30,944     17,611        88,839     43,718
Other expense (income) (a)         2,803      2,465         5,076    (37,790)

Earnings (loss) before income
 taxes and extraordinary loss     31,465   (170,862)      147,259    (18,436)
Income taxes                       9,905      9,058        54,485     64,312

Earnings (loss) before
 extraordinary loss               21,560   (179,920)       92,774    (82,748)

Extraordinary loss on early
 extinguishment of debt                -       (208)            -     (1,293)

Net earnings (loss)             $ 21,560  $(180,128)  $    92,774 $  (84,041)

Basic earnings per common share:

   Earnings (loss) before
    extraordinary loss          $    .19  $   (2.21)  $       .81 $    (1.15)
   Extraordinary loss                  -          -             -       (.02)

   Net earnings (loss)          $    .19  $   (2.21)  $       .81 $    (1.17)

Diluted earnings per common share:

Earnings (loss) before
 extraordinary loss             $   . 19  $   (2.21)  $       .81 $    (1.15)
Extraordinary loss                     -          -             -       (.02)

Net earnings (loss)             $    .19  $   (2.21)  $       .81 $    (1.17)


Dividends declared per
 common share                   $    .05  $       -   $       .15 $      .05


(a) The nine months ended 1999 includes a gain of $42,060 ($26,813 after-tax) from the sale of the specialty ingredients business.

See accompanying notes to consolidated financial statements.




                       CROMPTON CORPORATION AND SUBSIDIARIES
                            Consolidated Balance Sheets
               September 30, 2000 (Unaudited) and December 31, 1999
                             (In thousands of dollars)


                                      September 30,              December 31,
                                          2000                      1999
ASSETS

 CURRENT ASSETS
 Cash                                  $     1,627            $    10,543
 Accounts receivable                       406,112                411,536
 Inventories                               551,978                523,363
 Other current assets                      138,178                174,311
   Total current assets                  1,097,895              1,119,753

 NON-CURRENT ASSETS
 Property, plant and equipment           1,185,887              1,262,345
 Cost in excess of acquired net assets     941,117                969,625
 Other assets                              350,503                374,895

                                       $ 3,575,402            $ 3,726,618


LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
  Notes payable                       $     36,193            $    81,162
  Accounts payable                         241,982                330,591
  Accrued expenses                         316,639                422,252
  Income taxes payable                      99,398                121,366
  Other current liabilities                 26,254                 22,599
    Total current liabilities              720,466                977,970

  NON-CURRENT LIABILITIES
  Long-term debt                         1,483,355              1,309,812
  Postretirement health care
   liability                               210,111                216,797
  Other liabilities                        412,111                462,127

  STOCKHOLDERS' EQUITY
  Common stock                               1,194                  1,191
  Additional paid-in capital             1,051,630              1,047,518
  Accumulated deficit                     (124,714)              (200,374)
  Accumulated other comprehensive
   income                                 (104,453)               (61,238)
  Treasury stock at cost                   (74,298)               (27,185)
    Total stockholders' equity             749,359                759,912
                                       $ 3,575,402            $ 3,726,618






See accompanying notes to consolidated financial statements.




                      CROMPTON CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows (Unaudited)
                        Nine months ended 2000 and 1999
                            (In thousands of dollars)



Increase (decrease) in cash                 2000                   1999

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                 $    92,774             $   (84,041)
  Adjustments to reconcile net
    earnings (loss) to net
    cash provided by operations:
    Acquired in-process research
     and development                            -                 195,000
    Gain on sale of specialty ingredients       -                 (42,060)
    Extraordinary loss on early
     debt extinguishment                        -                   1,293
    Depreciation and amortization         135,968                  67,962
    Equity income                         (10,833)                 (9,270)
    Changes in assets and
     liabilities, net                    (105,349)               (100,304)
    Net cash provided by operations       112,560                  28,580

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of specialty
    ingredients                                 -                 103,000
   Capital expenditures                  (108,136)                (65,436)
   Acquired cash of Witco Corporation           -                 236,658
   Merger related expenditures            (48,798)                      -
   Other investing activities             (25,303)                (19,309)
   Net cash (used in) provided
    by investing activities              (182,237)                254,913

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds on senior notes               593,754                       -
   Payments on long-term borrowings      (413,972)               (122,758)
   Payments on short-term borrowings      (46,052)                 (3,031)
   Repurchases of accounts receivable     (12,928)                      -
   Treasury stock acquired                (48,453)                (74,596)
   Dividends paid                         (17,114)                 (3,272)
   Other financing activities               6,203                  (4,478)
   Net cash provided by (used in)
    financing activities                   61,438                (208,135)

CASH
   Effects of exchange rate
    changes on cash                          (677)                    931

   Change in cash                          (8,916)                 76,289

   Cash at the beginning of period         10,543                  12,104

   Cash at the end of period          $     1,627              $   88,393





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

The Merger was accounted for as a purchase and accordingly, the results of operations of Witco have been included in the consolidated financial statements from the date of acquisition. An allocation of the purchase price resulted in cost in excess of the estimated fair value of acquired net assets (goodwill) of approximately $830 million. This is being amortized on a straight-line basis over forty years.

As a result of the Merger, the Company recorded merger related accruals as a component of goodwill, of which $110.7 million remained at December 31, 1999. During the first nine months of 2000, these accruals were reduced by payments of $48.8 million and non-cash charges of $19.0 million. The payments related primarily to severance and related accruals.

Also, as a result of the Merger, the Company recorded other accruals of which $20 million remained at December 31, 1999. During the first nine months of 2000, payments of $5.3 million were made against these other accruals.



PRO FORMA FINANCIAL INFORMATION


The following pro forma unaudited results of operations for the third quarter and nine months ended 1999 assumes the Merger had been consummated as of January 1, 1999, and excludes the write-off of acquired in-process research and development of $195 million.


(In thousands of dollars, except per share data)            1999

                                              Third quarter      Nine months

Net sales                                      $  826,774      $ 2,635,188
Net earnings                                   $   14,216      $   127,919
Net earnings per common share: Basic           $     0.12      $      1.07
Net earnings per common share: Diluted         $     0.12      $      1.06
Weighted average shares outstanding: Basic        118,940          119,677
Weighted average shares outstanding: Diluted      120,661          121,133


ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

Acquired in-process research and development (IPR&D) represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced, but had not yet been completed at the date of acquisition, and which, if unsuccessful, have no alternative future use in research and development activities or otherwise. In accordance with Statement of Financial Accounting Standards (SFAS) No. 2 "Accounting for Research and Development Costs" as clarified by Financial Accounting Standards Board (FASB) Interpretation No. 4, amounts assigned to purchased IPR&D that meet the above criteria must be charged to expense as part of the allocation of the purchase price of the business combination. Accordingly, charges totaling $195 million were recorded in the third quarter of 1999 as part of the allocation of the purchase price related to the acquisition of Witco.



PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

The information in the foregoing consolidated financial statements is unaudited, but reflects all of the adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.

Included in accounts receivable are allowances for doubtful accounts of $24.7 million at September 30, 2000 and $23.4 million at December 31, 1999.

Accumulated depreciation amounted to $502.9 million at September 30, 2000 and $448.3 million at December 31, 1999.

Accumulated amortization of cost in excess of acquired net assets amounted to $67.2 million at September 30, 2000 and $49.4 million at December 31, 1999.

Accumulated amortization of patents, trademarks and other intangibles included in other assets amounted to $144.6 million at September 30, 2000 and $135.5 million at December 31, 1999.

It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 1999 Annual Report on Form 10-K.

Effective with the Merger, the Company adopted a fiscal year ending on December 31. Prior to the Merger, Crompton's fiscal year ended on the last Saturday in December.



COMMON STOCK

As of September 30, 2000, there were 119,372,359 common shares issued and 113,369,554 common shares outstanding at $.01 par value.



INVENTORIES


Components of inventories are as follows:


(In thousands)                                September 30,      December 31,
                                                  2000              1999

Finished goods                                $  408,817         $  410,513
Work in process                                   34,040             27,394
Raw materials and supplies                       109,121             85,456
                                              $  551,978         $  523,363


EARNINGS PER COMMON SHARE

The computation of basic earnings per common share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per common share is based on the weighted average number of common and common equivalent shares outstanding. The following is a reconciliation of the shares used in the computations:



(In thousands)                  Third quarter ended       Nine months ended
                                2000           1999       2000         1999


Weighted average common
 shares outstanding            113,599       81,619      113,938      71,788
Effect of dilutive stock
 options and other equivalents     502            -        1,211           -

Weighted average common
 and common equivalent
 shares outstanding            114,101       81,619      115,149      71,788


COMPREHENSIVE INCOME (LOSS)

An analysis of the Company's comprehensive income (loss) follows:

(In thousands)                  Third quarter ended       Nine months ended
                                2000           1999       2000         1999

Net earnings (loss)            $  21,560  $(180,128)  $ 92,774    $  (84,041)
Other comprehensive
 income (expense)
  Foreign currency
   translation adjustments       (31,377)      (522)   (43,320)      (12,688)
  Other                               34          -        105             -
Comprehensive income (loss)    $  (9,783) $(180,650)  $ 49,559    $  (96,729)


The components of accumulated other comprehensive income (loss) at September 30, 2000 and December 31, 1999 are as follows:


                                                 September 30,      December 31,
(In thousands)                                       2000              1999

Foreign currency translation adjustments         $(102,922)          $ (59,602)
Other                                               (1,531)             (1,636)
Accumulated other comprehensive income (loss)    $(104,453)          $ (61,238)


BUSINESS SEGMENT DATA

(In thousands)                  Third quarter ended       Nine months ended
                                2000           1999       2000         1999
Net Sales

Polymer Products
  Polymer Additives            $ 238,454  $  152,813  $  748,952  $   351,984
  Polymers                        82,040      72,467     249,355      230,613
  Polymer Processing Equipment    82,464      61,485     231,594      231,724
  Eliminations                    (2,766)       (981)    (10,195)        (981)
                                 400,192     285,784   1,219,706      813,340
Specialty Products
  OrganoSilicones                119,044      38,331     367,734       38,331
  Crop Protection                 91,362      73,992     330,706      221,050
  Other                          127,858     102,322     392,214      233,174
                                 338,264     214,645   1,090,654      492,555

  Total Net Sales              $ 738,456  $  500,429  $2,310,360   $1,305,895





(In thousands)                  Third quarter ended       Nine months ended
                                2000           1999       2000         1999

Operating Profit

Polymer Products
  Polymer Additives            $  18,883  $   17,166   $  63,176   $  42,729
  Polymers                        17,335      15,990      55,907      61,879
  Polymer Processing Equipment     7,902       1,998      20,090      18,899
                                  44,120      35,154     139,173     123,507

Specialty Products
  OrganoSilicones                 19,358       4,267      66,664       4,267
  Crop Protection                 14,328      14,671      74,690      68,953
  Other                            6,591       4,219      22,149      19,495
                                  40,277      23,157     163,503      92,715
General corporate expense,
 including amortization          (19,185)    (14,097)    (61,502)    (33,730)

Acquired in-process research
 and development                       -    (195,000)          -    (195,000)

 Total Operating Profit (Loss) $  65,212  $ (150,786) $  241,174  $  (12,508)





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIRD QUARTER RESULTS

Overview

Consolidated net sales of $738.5 million for the third quarter of 2000 increased $238.0 million from the comparable period in 1999. After adjusting 1999 net sales to exclude $36.1 million from the divestiture of the textile colors business, and to include $281.3 million from Witco continuing operations for July and August of 1999, net sales decreased 1%. This decrease was primarily the result of continued negative foreign currency impact, mainly the Euro. International sales, including U.S. exports, were 46% of total sales, up from 42% in the third quarter of 1999. After adjusting third quarter 1999 international sales to include Witco sales for July and August, international sales, including U.S. exports, were unchanged at 46%.


Net earnings for the third quarter were $21.6 million, or $0.19 per common share diluted, as compared to a net loss of $180.1 million, or $2.21 per common share diluted, in the third quarter of 1999. Net earnings before after-tax special items were $21.6 million, or $0.19 per common share diluted, as compared to $15.1 million, or $0.18 per common share diluted in the third quarter of 1999.

Gross margin as a percentage of sales was 30.8% for the third quarter of 2000 as compared to 34.1% for the third quarter of 1999. The decrease was primarily due to the impact of including Witco operations for the entire quarter of 2000, an increase in raw material and energy costs and an unfavorable foreign currency impact. Consolidated operating profit, excluding the $195 million charge for acquired IPR&D in 1999, increased 47% versus the third quarter of 1999. After adjusting 1999 operating profit to exclude $0.5 million from the divestiture of the textile colors business and to include $6.5 million from Witco continuing operations for July and August of 1999, operating profit before special items increased 30%. This increase was primarily due to increased unit volume and lower operating costs, partially offset by higher raw material and energy costs and an unfavorable foreign currency impact.




                                          Third quarter ended
(In thousands)

                                              Witco
                                            Continuing
                                  1999      Operations    Textile      1999
                                   As        Months of    Colors        As
                        2000    Reported   July & August  Business   Adjusted

Net Sales
Polymer Products
 Polymer Additives  $ 238,454   $ 152,813   $ 108,212   $      -    $ 261,025
 Polymers              82,040      72,467           -          -       72,467
 Polymer Processing
  Equipment            82,464      61,485           -          -       61,485
 Eliminations          (2,766)       (981)          -          -         (981)
                      400,192     285,784     108,212          -      393,996
Specialty Products
 OrganoSilicones      119,044      38,331      76,393          -      114,724
 Crop Protection       91,362      73,992      25,366          -       99,358
 Other                127,858     102,322      71,326    (36,081)     137,567
                      338,264     214,645     173,085    (36,081)     351,649

Total Net Sales     $ 738,456   $ 500,429   $ 281,297   $(36,081)   $ 745,645





                                        Third quarter ended
(In thousands)

                                               Witco
                                             Continuing
                                   1999      Operations   Textile      1999
                                    As       Months of    Colors        As
                        2000     Reported  July & August  Business   Adjusted


Operating Profit
Polymer Products
 Polymer Additives  $ 18,883   $  17,166  $   8,605     $     -     $  25,771
 Polymers             17,335      15,990          -           -        15,990
 Polymer Processing
  Equipment            7,902       1,998          -           -         1,998
                      44,120      35,154      8,605           -        43,759

Specialty Products
 OrganoSilicones      19,358       4,267      6,706           -        10,973
 Crop Protection      14,328      14,671        619           -        15,290
 Other                 6,591       4,219        625        (473)        4,371
                      40,277      23,157      7,950        (473)       30,634
General corporate
 expense, including
 amortization        (19,185)    (14,097)   (10,019)          -       (24,116)
Total operating profit
 before special items 65,212      44,214      6,536        (473)       50,277
Acquired in-process
 research and
 development               -    (195,000)         -           -      (195,000)

Total Operating
 Profit (Loss)      $ 65,212   $(150,786) $   6,536     $  (473)    $(144,723)




Polymer Products

Polymer additives sales of $238.5 million declined 9% from third quarter 1999 adjusted sales of $261.0 million, of which 3% was due to lower foreign currency translation. Plastic additives sales decreased 10% mainly as a result of lower unit volume and unfavorable foreign currency translation of 4%. Rubber chemicals sales were up 1% with higher unit volume and pricing more than offsetting lower foreign currency translation of 2%. Urethane chemicals sales declined 18% as a result of lower unit volume (due primarily to the rationalization of lower margin business) and lower foreign currency translation of 5%. Operating profit of $18.9 million was down 27% from an adjusted $25.8 million in the third quarter of 1999 primarily due to higher raw material and energy costs and lower sales volume.


Polymers sales of $82.0 million were up 13% from the third quarter of 1999.
EPDM sales rose 14% primarily due to higher unit volume and a partial recovery of higher raw material and energy costs through increased pricing. Urethane sales increased 12% due primarily to greater industry demand, particularly in the recreation market. Operating profit of $17.3 million was 8% above the third quarter of 1999 primarily due to increased sales, partially offset by higher raw material and energy costs.


Polymer processing equipment sales of $82.5 million rose 34% from the third quarter of 1999 due primarily to greater unit volume. Operating profit of $7.9 million increased approximately threefold from the prior year due primarily to higher sales. Backlog at the end of September was $113 million, unchanged from the end of 1999.

Specialty Products

OrganoSilicones sales of $119.0 million increased 4% from an adjusted $114.7 million in the third quarter of 1999. The increase was due to greater unit volume attributable to industry wide growth and increased market share, partially offset by lower foreign currency translation of 3%. Operating profit of $19.4 million was up 76% from an adjusted $11.0 million in the third quarter of 1999 mainly due to higher sales and lower operating costs.

Crop protection sales of $91.4 million declined 8% from adjusted third quarter 1999 sales of $99.4 million, of which 2% was due to lower foreign currency translation. Actives and surfactants sales were both down primarily as a result of lower unit volume and unfavorable foreign currency translation. Operating profit of $14.3 million was 6% below an adjusted $15.3 million in the third quarter of 1999 due primarily to the decline in sales, offset in part by lower operating costs.


Other sales of $127.9 million declined 7% from adjusted third quarter 1999 sales of $137.6 million. Petroleum additives sales decreased 12% due to lower unit volume primarily attributable to the rationalization of lower margin business associated with the shutdown of the Gretna plant. Refined products sales were down 2% as lower unit volume more than offset higher selling prices (which partially offset increased raw material costs). Industrial Colors and Glycerine/fatty acids sales declined 7% and 11%, respectively, mainly due to lower unit volume. Operating profit of $6.6 million was 51% higher than adjusted 1999 operating profit of $4.4 million primarily as a result of reduced operating costs.


Other

Selling, general and administrative expenses of $95.7 million increased $16.1 million, or 20%, versus the third quarter of 1999 primarily as a result of the inclusion of a full quarter of Witco operations. This increase was partially offset by a $4.8 million credit attributable to the reversal of performance based compensation costs recorded in prior quarters. Depreciation and amortization (up 49%) and research and development costs (up 26%) also increased primarily as a result of the inclusion of a full quarter of Witco operations. Interest expense of $30.9 million increased 76% primarily as a result of the inclusion of a full quarter of Witco operations. The effective tax rate of 31.5% decreased from 37.5%, excluding the impact of acquired IPR&D in 1999, primarily due to an effective tax rate adjustment in the third quarter of 2000 that reduced the effective tax rate for the nine months of 2000 to 37%.



YEAR-TO-DATE RESULTS

Overview


Consolidated net sales of $2,310.4 million for the first nine months of 2000 increased $1,004.5 million from the comparable period in 1999. After adjusting 1999 net sales to exclude $116 million from the divestiture of the textile colors business, and to include $1,148.7 million from Witco continuing operations for the first eight months of 1999, net sales decreased 1%. This decrease was primarily the result of negative foreign currency impact, mainly the Euro. International sales, including U.S. exports, were 46% of total sales, up from 43% in the first nine months of 1999. After adjusting international sales for the first nine months of 1999 to include Witco sales for the first eight months of 1999, international sales, including U.S. exports, decreased 1% in 2000.

Net earnings for the first nine months were $92.8 million, or $0.81 per common share diluted, as compared to a net loss of $84.0 million, or $1.17 per common share diluted, in the first nine months of 1999. Net earnings before after-tax special items were $92.8 million, or $0.81 per common share diluted, as compared to $85.4 million, or $1.19 per common share diluted, in the first nine months of 1999.

Gross margin as a percentage of sales was 32.5% for the first nine months of 2000 as compared to 36.8% for the first nine months of 1999. The decrease was primarily due to the impact of including Witco operations for the entire nine months of 2000, the increase in raw material and energy costs and an unfavorable foreign currency impact. Consolidated operating profit, excluding the $195 million charge for acquired IPR&D in 1999, increased 32.2% versus the first nine months of 1999. After adjusting 1999 operating profit to exclude $7.9 million from the divestiture of the textile colors business and to include $62.4 million from Witco continuing operations for the first eight months of 1999, operating profit before special items increased less than 2%.




                                         Nine months ended
(In thousands)

                                               Witco
                                             Continuing
                                             Operations
                                    1999      (January     Textile     1999
                                     As        through     Colors       As
                         2000     Reported     August)     Business   Adjusted


Polymer Products
 Polymer Additives  $  748,952  $  351,984  $  430,440  $        -  $  782,424
 Polymers              249,355     230,613           -           -     230,613
 Polymer Processing
  Equipment            231,594     231,724           -           -     231,724
 Eliminations          (10,195)       (981)          -           -        (981)
                     1,219,706     813,340     430,440           -   1,243,780

Specialty Products
 OrganoSilicones       367,734      38,331     306,630           -     344,961
 Crop Protection       330,706     221,050     116,438           -     337,488
 Other                 392,214     233,174     295,164    (115,983)    412,355
                     1,090,654     492,555     718,232    (115,983)  1,094,804

Total Net Sales     $2,310,360  $1,305,895  $1,148,672  $ (115,983) $2,338,584


Operating Profit
Polymer Products
 Polymer Additives $   63,176  $   42,729  $   34,164  $        -  $   76,893
 Polymers              55,907      61,879           -           -      61,879
 Polymer Processing
 Equipment             20,090      18,899           -           -      18,899
                      139,173     123,507      34,164           -     157,671
Specialty Products
 OrganoSilicones       66,664       4,267      40,055           -      44,322
 Crop Protection       74,690      68,953      13,411           -      82,364
 Other                 22,149      19,495      10,264      (7,898)     21,861
                      163,503      92,715      63,730      (7,898)    148,547

General corporate
 expense, including
 amortization         (61,502)    (33,730)    (35,467)          -     (69,197)
Total operating
 profit before
 special items        241,174     182,492      62,427      (7,898)    237,021
Acquired in-process
 research and
 development                -    (195,000)          -           -    (195,000)

Total Operating
 Profit (Loss)     $  241,174  $  (12,508) $   62,427  $   (7,898) $   42,021



Polymer Products

Polymer additives sales of $749.0 million were down 4% from an adjusted $782.4 million for the first nine months of 1999, of which 3% was due to an unfavorable foreign currency translation. Plastic additives sales declined 5% primarily due to a lower foreign currency translation of 4%. Rubber chemicals sales were down 2% due to lower pricing and a 1% negative foreign currency translation, partially offset by higher unit volume. Urethane chemicals sales decreased 7% mainly as a result of a 3% adverse foreign currency translation and lower unit volume (due primarily to the rationalization of lower margin business). Operating profit of $63.2 million declined 18% from an adjusted $76.9 million for the first nine months of 1999 primarily due to lower rubber chemicals selling prices and higher raw material and energy costs.


Polymer sales of $249.4 million rose 8% from $230.6 million for the first nine months of 1999. EPDM sales increased 6% mainly as a result of higher unit volume and a partial recovery of increased raw material and energy costs through higher pricing. Urethane sales rose 11% mainly due to an industry wide increase in demand, particularly in the recreation market. Operating profit of $55.9 million was 10% lower than the prior year mainly due to higher raw material and energy costs, partially offset by the impact of increased sales.


Polymer processing equipment sales of $231.6 million were relatively unchanged from $231.7 million for the first nine months of 1999. An increase in unit volume was offset by a 3% unfavorable foreign currency translation. Operating profit of $20.1 million increased 6% over the first nine months of 1999 mainly due to an increase in unit sales volume.


Specialty Products

OrganoSilicones sales of $367.7 million increased 7% from adjusted sales of $345.0 million for the first nine months of 1999. The growth was primarily due to an increase in industry demand and a greater market share, partially offset by a 2% lower foreign currency translation. Operating profit of $66.7 million was up 50% from an adjusted $44.3 million for the first nine months of 1999 primarily due to higher unit sales volume and lower costs.


Crop protection sales of $330.7 million were 2% behind an adjusted $337.5 million for the first nine months of 1999. The decline was mainly due to an adverse foreign currency translation of 1% and an unfavorable product mix. Operating profit of $74.7 million declined 9% from an adjusted $82.4 million for the first nine months of 1999 mainly due to higher raw material costs and an unfavorable product sales mix.


Other sales of $392.2 million decreased 5% from an adjusted $412.4 million for the first nine months of 1999. Petroleum additives sales were down 7% due to lower unit volume mainly associated with the closure of the Gretna plant. Refined products sales declined 3% of which 2% was attributable to lower foreign currency translation. Industrial Colors and Glycerin/fatty acids sales decreased 4% and 6% respectively, due to lower selling prices and reduced unit volume. Operating profit of $22.1 million was up 1% from an adjusted $21.9 million for the first nine months of 1999 mainly due to reduced operating costs, partially offset by higher raw material and energy costs and lower sales.


Other

Selling, general and administrative expenses of $318.5 million increased 59% versus the first nine months of 1999 primarily as a result of the inclusion of an additional eight months of Witco operations. Depreciation and amortization (up 100%) and research and development costs (up 70%) also increased primarily as a result of the inclusion of an additional eight months of Witco operations. Interest expense of $88.8 million increased 103% primarily as a result of the inclusion of Witco operations. Other expense of $5.1 million increased 19% from 1999, after excluding the gain of $42.1 million from the divestiture of the specialty ingredients business, primarily due to the inclusion of an additional eight months of Witco operations. The effective tax rate of 37.0% increased slightly from 36.4%, excluding the impact of acquired IPR&D in 1999, for the first nine months of 1999.



LIQUIDITY AND CAPITAL RESOURCES


The September 30, 2000 working capital balance of $377.4 million increased $235.6 million from the year-end 1999 balance of $141.8 million, and the current ratio increased to 1.52 from 1.14. The increases in working capital and the current ratio were primarily due to the decrease in total current liabilities, including accrued expenses, accounts payable and short-term borrowings. Days sales in receivables increased to 48 days for the first nine months of 2000, versus 44 days for the first nine months of 1999, mainly due to the inclusion of an additional eight months of Witco operations. Inventory turnover increased to 3.7, compared to 3.1 for the same period of 1999, primarily the result of including an additional eight months of Witco operations.


Net cash provided by operations of $112.6 million increased $84.0 million from the net cash provided by operations of $28.6 million in the first nine months of 1999, mainly due to a $48.2 million income tax payment in 1999 related to the 1998 Gustafson gain, and the inclusion of an additional eight months of Witco operations in 2000. Cash provided by operations and the proceeds from the issuance of the 8.5% Senior Notes were used primarily to reduce borrowings under the Company's revolving credit agreements, finance capital expenditures, pay merger costs, repurchase common shares, make dividend payments and repurchase accounts receivable under the Company's accounts receivable programs. The Company's debt to total capital ratio increased to 67% from 65% at year-end 1999. The Company's future liquidity needs are expected to be financed from operations.


On March 7, 2000, the Company issued $600 million of Senior Notes due 2005 with a coupon rate of 8.5%. Effective March 24, 2000, the Company swapped $300 million of this amount into a variable interest rate contract (three month LIBOR plus fixed spread of 1.2225%) that expires on March 15, 2005. The rate on the swap contract was 7.9% at September 30, 2000. On June 9, 2000, the Company exchanged the $600 million Senior Notes, which were not registered with the Securities and Exchange Commission for public trading, for identical securities that are registered.


On March 10, 2000, the Company amended the amount of its $1 billion senior unsecured revolving credit facility to $600 million. Of this amount, $200 million is available through October 2000 and $400 million through October 2004. On October 26, 2000, the Company renewed $192 million of its $200 million facility, which will be available through October 2001. Borrowings on these facilities are at various rate options to be determined on the date of borrowing. Borrowings under these agreements amounted to $265 million at September 30, 2000 and carried a weighted average interest rate of 7.4%.

In addition, the Company has available accounts receivable securitization programs to sell up to $182 million of domestic accounts receivable to agent banks. As of September 30, 2000, $151.8 million of domestic accounts receivable had been sold under these programs.

On April 19, 2000, the Company announced that it was exploring strategic alternatives, including the possible sale, for its Refined Products business. On May 22, 2000, the Company announced that it was in preliminary discussions with a select group of strategic buyers for the sale of its Industrial Specialties business. The Company has made progress with respect to both divestitures, albeit at a slower pace than originally anticipated. The Company expects the divestitures to be completed early in 2001, with the proceeds used to pay down debt and to repurchase common shares.


In November 1999, the Board of Directors approved a share repurchase program for 10% of the common shares then outstanding, or approximately 11.9 million shares. During the first nine months of 2000, the Company repurchased 3.9 million common shares, and from November 1999 to date, has repurchased 6.8 million shares at an average price of $11.91 per share.

Capital expenditures for the first nine months of 2000 amounted to $108.1 million as compared to $65.4 million during the same period of 1999. The increase is primarily due to the inclusion of an additional eight months of Witco operations. Capital expenditures are expected to approximate $160 million in 2000, primarily related to the Company's replacement needs and expansion and improvement of domestic and foreign facilities.



NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amends some of the provisions of SFAS 133. While the impact of these pronouncements is dependent on the fair value of our derivatives and related financial instruments on the date of adoption, it is not expected to have a material impact on the earnings and financial position of the Company. The Company will adopt the provisions of SFAS 133 and SFAS
138 on January 1, 2001.


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


The Company continually evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. As of September 30, 2000, the Company's reserves for environmental remediation activities totaled $176.5 million. It is reasonably possible that the Company's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.


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

The fair market value of long-term debt is subject to interest rate risk. The Company's long-term debt amounted to $1,483.4 million at September 30, 2000. The fair market value of such debt was $1,495.4 million, and with respect to notes, has been determined based on quoted market prices.


On March 7, 2000, the Company issued $600 million of Senior Notes due 2005 with a coupon rate of 8.5%. Effective March 24, 2000, the Company swapped $300 million of this amount into a variable interest rate contract (three month LIBOR plus fixed spread of 1.2225%) that expires on March 15, 2005. The rate on the swap contract was 7.9% at September 30, 2000.

There have been no other significant changes in market risk since December 31, 1999.









ITEM 6.  Exhibits and Reports on Form 8-K


(a) Exhibits


        Number            Description


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



                                              CROMPTON CORPORATION
                                                  (Registrant)



                                              /s/     Peter Barna
Date:     November 13, 2000                           Peter Barna
                                                      Senior Vice President and
                                                      Chief Financial Officer


                                              /s/     Barry J. Shainman
Date:     November 13, 2000                           Barry J. Shainman
                                                      Secretary