Form 10-K
period 2000-12-31
CROMPTON CORP
filed 2001-03-28
CIK 1091862

U.S. SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                         FORM 10-K

(Mark One)
x    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE
     ACT OF 1934
     For the fiscal year ended December 31, 2000

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

         Registrant's telephone number, including area code:
                             (203) 552-2000

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed as of February 23, 2001, was $1,184,863,565.

     The number of shares of Common Stock of the registrant outstanding as of February 23, 2001, was 112,688,795.

                DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders for fiscal year ended
December 31, 2000                .......     Parts I, II and IV
Proxy Statement for Annual Meeting of Stockholders
on April 24, 2001                ........    Part III


                                                        Page

PART I

Item 1.     Business                                            1
            Polymer Products                                    2
            Specialty Products                                  6
Item 2.     Properties                                         14
Item 3.     Legal Proceedings                                  16
Item 4.     Submission of Matters to a Vote of
            Security Holders                                   17

PART II

Item 5.     Market for Registrant's Common Equity and
            Related Stockholder Matters                        18
Item 6.     Selected Financial Data                            18
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                18
Item 7A.    Quantitative and Qualitative Disclosures about
            Market Risk                                        18
Item 8.     Financial Statements and Supplementary Data        18
Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                19

PART III

Item 10.    Directors and Executive Officers of the Registrant 19
Item 11.    Executive Compensation                             21
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management                                     21
Item 13.    Certain Relationships and Related Transactions     22

PART IV

Item 14.    Exhibits, Financial Statement Schedules
            and Reports on Form 8-K                            22



                             PART I

ITEM 1.  BUSINESS

(a)  General Development of Business

     Crompton Corporation (together with its consolidated subsidiaries, the "Corporation" or "Registrant"), formerly known as CK Witco Corporation, was incorporated in Delaware in 1999 in connection with the merger of Crompton & Knowles Corporation and Witco Corporation on September 1, 1999 (the "Merger").

     Crompton & Knowles Corporation ("Crompton & Knowles") was incorporated in Massachusetts in 1900. Crompton & Knowles engaged in the manufacture and sale of specialty chemicals beginning in 1954 and, beginning in 1961, in the manufacture and sale of polymer processing equipment. Crompton & Knowles substantially expanded both its specialty chemical and its polymer processing equipment businesses through a number of acquisitions in both the United States and Europe, including the acquisition in 1996 of Uniroyal Chemical Company, Inc., ("Uniroyal") a multinational manufacturer of performance chemicals, including rubber chemicals and additives for plastics and lubricants, crop protection chemicals, and polymers, which include Royalene(R) EPDM rubber, Paracril(R) nitrile rubber and Adiprene(R)/Vibrathane(R) urethane prepolymers. In 1998, Crompton & Knowles formed joint ventures with Bayer Corporation to serve the agricultural seed treatment markets in North America based on Gustafson, Inc. ("Gustafson"), formerly a wholly owned subsidiary, and a leading producer of seed treatment formulations and equipment. At the time, Bayer acquired a 50 percent interest in the Gustafson seed treatment business. In 1999, Crompton & Knowles sold its specialty ingredients business and, subsequent to the Merger, the Corporation completed the sale of its global textile colors business and most of its non-United States industrial colors business.

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

      In 2000, the Corporation's joint venture with GIRSA S.A. de C.V. ("GIRSA"), a subsidiary of DESC, S.A. de C.V., a Mexican corporation, commenced operation of a new 40,000 metric ton nitrile rubber plant in Altamira, Mexico, to produce Paracril(R) oil-resistant nitrile rubber products. The facility is the largest dedicated nitrile rubber plant in the world, producing a wide range of general purpose and specialty polymers.

(b) Financial Information About Industry Segments

     Information as to the sales, operating profit, depreciation and amortization, assets and capital expenditures attributable to each of the Corporation's business segments during each of its last three fiscal years is set forth in the Notes to Consolidated Financial Statements on pages 34-35 of the Corporation's 2000 Annual Report to Stockholders, and such information is incorporated herein by reference.

     The Corporation's businesses are grouped into two units, "Polymer Products" and "Specialty Products." Polymer Products consists of separate reporting segments for Polymer Additives (plastic additives, rubber chemicals and urethane chemicals), Polymers (EPDM, urethanes and nitrile joint venture) and Polymer Processing Equipment (Davis-Standard). Specialty Products consists of separate reporting segments for OrganoSilicones (silanes and specialty silicones), Crop Protection (specialty actives, industrial surfactants and Gustafson Joint Venture) and Other (petroleum additives, refined products, industrial colors and glycerine/fatty acids).

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


                      POLYMER PRODUCTS

Polymer Additives
     The Polymer Additives business supplies a number of specialty chemicals to the plastics, rubber and coatings/adhesives industries. The Polymer Additives business had net sales for fiscal 2000 of $992.7 million.

Plastic Additives

     The Corporation is a global leader in supplying a broad line of additives to the plastics industry. These additives are often specially developed and formulated for a customer's specific manufacturing requirements. The Corporation manufactures stabilizers, lubricants, plasticizers and peroxide catalysts, and markets UV stabilizers and antistats, which are used in the manufacture of PVC resins and compounds for applications such as pipes, fittings, siding, flooring, window profiles and packaging materials. In addition, the Corporation is a manufacturer and supplier of polymerization inhibitors, polymerization catalysts and initiators, antioxidants, lubricants, chemical foaming agents, polymer modifiers and chemical intermediates as additives for the olefins and styrenics industries for use in the manufacture of resins and compounds that are employed in a broad spectrum of applications used in packaging, automobiles, construction, furniture and appliances. The Corporation also produces organotin compounds for the production of PVC stabilizers, biocides for the commercial marine paints industry as well as other uses in pharmaceutical and flat glass applications.

     Net sales of plastic additives during fiscal 2000, 1999 and 1998 were 19.0%, 14.2% and 7.1% of the Corporation's net sales, respectively.

Rubber Chemicals

     This product line of the Polymer Additives business contains over 100 different chemicals for use in processing rubber. These products include accelerators, antioxidants, antiozonants, chemical foaming agents and specialty waxes. Accelerators are used for curing natural and synthetic rubber, and have a wide range of activation temperatures, curing ranges and use forms. Antiozonants protect rubber compounds from flex cracking and ozone, oxygen and heat degradation. Antioxidants provide rubber compounds with protection against oxygen, light and heat.
Foaming agents produce gas by thermal decomposition or via a chemical reaction with other components of a polymer system and are mixed with rubber to produce sponge rubber products. Waxes inhibit static atmospheric ozone cracking in rubber. Tire manufacturers accounted for approximately 60% of the Corporation's rubber chemical sales in fiscal 2000, with the balance of such sales going to industrial rubber goods, which includes numerous manufacturers of hoses, belting, sponge and a
wide variety of other engineered rubber products.   The
Corporation believes it is one of the three largest producers of rubber chemicals in the world.

     Net sales of rubber chemicals during fiscal 2000, 1999 and 1998 were 8.6%, 12.7%, and 14.7% of the Corporation's net sales, respectively.

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

Polymers

     The Polymers business, which had net sales for fiscal 2000 of $335.1 million, has three principal product lines:
Adiprene(R)/Vibrathane(R) urethane prepolymers, Royalene(R) EPDM rubber and Paracril(R) nitrile rubber.

Urethanes

     The Corporation believes that it is the leading manufacturer of high performance liquid castable urethane prepolymers in the world. Among the most common applications using these prepolymers are solid industrial tires, printing rollers, industrial rolls, abrasion-resistant mining products such as chutes, hoppers and slurry transport systems, mechanical goods and a variety of sports equipment and other consumer items. The Corporation competes effectively in this business by providing efficient customer service and technical assistance through a highly regarded technical service staff and a proven ability to develop new products and technologies for its customers. Over 150 grades of urethane prepolymers are commercially available from the Corporation.

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

EPDM

      Ethylene-propylene-diene rubber ("EPDM") is commonly known as "crackless rubber" because of its ability to withstand sunlight and ozone without cracking. EPDM's application end uses include various automobile components, single-ply roofing, hoses, electrical insulation, tire sidewalls, mechanical seals and gaskets, oil additives and plastic modifiers. The Corporation produces and markets more than 30 different EPDM polymer variations.

     The Corporation believes it is one of the three largest suppliers of EPDM polymers in the world, and the largest North American producer of EPDM. The Corporation's success in this business has been due to several factors, including product performance, low cost manufacturing, customized products and outstanding technical and customer service, which have earned the Corporation a reputation for excellence and strong customer loyalty.

Nitrile Joint Venture

     ParaTec S.A. de C.V., a joint venture between the Corporation's subsidiary, Uniroyal, and GIRSA, manufactures Paracril(R) oil-resistant nitrile rubber products in Altamira, Mexico. The products are marketed in the United States by ParaTec Elastomers L.L.C. under the Paracril(R) trademark. Nitrile rubber polymers are resistant to most types of oils. Paracril(R) nitrile rubber is produced in 45 different variations to meet specific end use requirements in automotive hoses, seals, rings, printing rolls, insulation and many other products exposed to oil.

     The sale of Royalene(R) and Paracril(R) products is supported by a highly qualified staff of technical service specialists with extensive field and rubber processing experience. Strong customer relations and market knowledge result from this sales effort. In certain geographic areas, the Royalene(R) and Paracril(R) products are sold through distributors.

Polymer Processing Equipment

     The Corporation's wholly owned subsidiary, Davis-Standard Corporation, manufactures and sells polymer processing equipment, which includes extruders, electronic controls, and integrated extrusion systems, and offers specialized service and modernization programs for in-place polymer processing systems. The polymer processing equipment business had net sales for fiscal 2000 of $310.5 million.

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

     The Corporation is a leading producer of polymer processing equipment for the polymers industry and competes with domestic and foreign producers of such products. The expansion of its Pawcatuck, Connecticut facility has enabled shipments to keep pace with customers' demand for extrusion systems. The Corporation is one of a number of producers of this type of polymer processing machinery.

     In the United States, most of the Corporation's sales of polymer processing equipment are made by its own dedicated sales force. In other parts of the world, and for export sales from the United States, the Corporation's sales of such equipment are made largely through agents.


                         SPECIALTY PRODUCTS

OrganoSilicones

     The OrganoSilicones business manufactures and sells over 500 silicone-based chemical intermediate products to manufacturers of fiberglass, reinforced plastics, polyurethane foam, textiles, coatings, automotive components, adhesives, rubber, pharmaceuticals, thermoplastics, sealants and electrical products throughout the world. The OrganoSilicones business had net sales for fiscal 2000 of $484.4 million.

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

     There continue to be opportunities for silanes in the tire industry, especially in Europe where there has been a growing demand for sulfur-functional silanes, which are necessary when silica is used in place of carbon black in tire tread. Silica-tires, or "greentyres," provide improved handling, safety and other environmental benefits by lowering fuel consumption.

Specialty Silicones

     Silicone fluids have several distinctive properties, which include chemical and physical inertness, good low-temperature performance, high compressibility, low-surface tension, stable viscosity with a change in the temperature or rate of shear, and thermal and oxidative stability. In addition to allowing these products to bond with various materials, these properties also offer improved antistatic, lubricity, and water-repellency performance. With these distinctive properties, silicone fluids serve a variety of end markets including the textile market where silicone fluids serve as textile softeners and wetting modifiers; the personal care market for hair and skin care products; the pharmaceutical market where they serve as a protective barrier in creams and lotions; the paper and pulp industry where they act as antifoams, surfactants, or release agents; and the automotive and furniture industries where silicone fluids are used in polishes and coatings because of their low-surface tension, lubricating properties, and water repellency.


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

Crop Protection

     The Crop Protection business manufactures and markets a wide variety of agricultural chemicals for many major food crops, including grains, fruits, nuts and vegetables, and many non-food crops, such as tobacco, cotton, turf, flax and ornamental plants. The business focuses its efforts mainly on products used on high-value cash crops, such as ornamentals, nuts, citrus and tree and vine fruits as opposed to commodity crops such as soybeans and corn. The Crop Protection business had net sales for fiscal 2000 of $413.7 million.

Specialty Actives

     The Specialty Actives business offers four major crop protection chemical product lines: fungicides; miticides and insecticides; growth regulants; and herbicides. Each product line is composed of numerous formulations for specific crops and geographic regions.

     The Corporation has a substantial presence in its targeted segments of the agrichemicals market due to its strategy of focusing research, product development, and sales and marketing on highly profitable market niches that are less sensitive to competitive pricing pressures than commodity segments of the market. While the products of the Specialty Actives business represent a relatively small percentage of the grower's overall costs, these products are often critical to the success or failure of the crops being treated. In addition, product line extensions, attention to application effectiveness and customer service are important factors in developing strong customer loyalty.

     In Australia, the Corporation's subsidiary, Hannaford
Seedmaster Services Pty. Ltd., provides seed treatment chemicals and treating services to the local market as well as agricultural chemicals for various crop and non-crop uses.

     The Crop Protection business, under the Uniroyal name, promotes seed treatment chemicals in all regions of the world other than North America and Australia, and enjoys a substantial position in the international seed treatment market. The Corporation anticipates continuing growth in seed treatment, which is environmentally attractive because it involves very localized use of agricultural chemicals and very low use rates compared to broad foliar or soil treatment.

     The Crop Protection business markets its products in North America through a direct sales force selling to a distribution network consisting of more than one hundred distributors and direct customers. In the international market, the Crop Protection business' direct sales force services over 300 distributors, dealers and agents.

     Net sales of specialty actives during fiscal 2000, 1999 and 1998 were 7.9%, 11.9% and 15.0% of the Corporation's net sales, respectively.

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

     For the last several years, Gustafson has maintained a developmental program in the field of naturally occurring biological control agents targeted for disease. Gustafson has focused its efforts on naturally occurring organisms as opposed to genetically engineered organisms. Gustafson received regulatory approval from the United States Environmental Protection Agency ("EPA") in 1992 for the first of a series of new biological formulations.


Other

     The other businesses of the Corporation, with net sales for fiscal 2000 of $516.2 million, have four principal product lines:
Petroleum Additives, Refined Products, Industrial Colors and
Glycerine/Fatty Acids.

Petroleum Additives

     The Corporation is a global manufacturer and marketer of high-performance additive components used in transport and industrial lubricant applications. The component product line includes Hybase(R) overbased calcium sulfonates and Lobase(R) neutral calcium sulfonates used in motor oils and marine lubricants. These sulfonates are oil soluble surfactants and their properties include detergency to help lubricants keep car, truck and ship engines clean with minimal wear. Also in the product line are barium and sodium sulfonates which provide corrosion protection and emulsification in metalworking fluids. Other key products are the Naugalube antioxidants widely used by the Corporation's customers in engine oils, gear oils, industrial oils and greases and Synton(R) high viscosity poly alpha olefins
(PAO) used in the production of synthetic lubricants for automotive, aviation and industrial applications (e.g. compressor oils and gear oils). Products under development include new friction modifiers and antiwear additives to meet customers' performance requirements in automotive applications.

Refined Products

     The Refined Products business is engaged in the manufacture and marketing of a wide range of high purity hydrocarbon products, including white oils and ink oils, petrolatums, microcrystalline waxes, cable compounds, and refrigeration oils and compressor lubricants, serving numerous global markets predominantly requiring food grade quality. The business' products serve as lubricants, emollients, moisture barriers, plasticizers and carriers and are characterized by their chemical inertness and high quality. Refined Products are used in five major market segments: polystyrene, polymers (including polyolefin, thermoplastic elastomers and PVC applications), personal care, refrigeration oils and telecommunication cables, as well as additional minor markets.

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

Industrial Colors

     The Industrial Colors business is engaged in the production and marketing of dyes used in specialty papers, inks and coatings, leather and plastic parts and films, as well as unique dyes for metal coating applications and ink-jet printers, for customers in North and South America. The Corporation owns and operates its industrial colors business in the Americas, including four manufacturing facilities located in Pennsylvania and New Jersey.

     The Corporation sells dyes predominantly through its own dedicated sales force. The Corporation's position as a leading industrial dyes supplier in the United States has been maintained by satisfying the market's needs with quick customer response, efficient production, customized quality products, strong technical service and product development capabilities.

     In December 1999, the Corporation completed the sale of its global textile colors business and most of its non-United States industrial colors business to Yorkshire Group PLC, a producer of textile dyestuffs headquartered in Leeds, England.

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

                              *  *  *

Sources of Raw Materials

     Chemicals, steel, castings, parts, machine components and other raw materials required in the manufacture of the Corporation's products are generally available from a number of sources, some of which are foreign. The Corporation also uses significant amounts of petrochemical feedstocks in many of its chemical manufacturing processes. Large increases in the cost of petrochemical feedstocks could adversely affect the Corporation's operating margins. While temporary shortages of raw materials may occur occasionally, raw materials are currently readily available. However, their continuing availability and price are subject to domestic and world market and political conditions and regulations. Major requirements for key raw materials are typically purchased pursuant to multi-year contracts. The Corporation is not dependent on any one supplier for a material amount of its raw material requirements; however, the OrganoSilicones business purchases, in the aggregate, approximately 40% of its raw materials from Dow Corning Corporation and The Dow Chemical Company under various long-term agreements, which expire at various times through 2010.

     The Corporation holds a 50% interest in Rubicon Inc. ("Rubicon"), a manufacturing joint venture between Uniroyal and Huntsman Corporation, located in Geismar, Louisiana, which supplies both Huntsman and the Corporation with aniline, and the Corporation with diphenylamine ("DPA"). The Corporation believes that its aniline and DPA needs in the foreseeable future will be met by production from Rubicon.

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

Seasonal Business

     With the exception of the Crop Protection business, the sales of which are influenced by agricultural growing seasons, no material portion of any segment of the business of the Corporation is seasonal.

Customers

     The Corporation does not consider any segment of its business dependent on a single customer or a few customers, the loss of any one or more of whom would have a material adverse effect on the segment. No one customer's business accounts for more than ten percent of the Corporation's gross revenues nor more than ten percent of its earnings before taxes.

Backlog

     Because machinery production schedules range from about 60 days to 10 months, backlog is significant to the Corporation's polymer processing equipment business. Firm backlog of customers' orders for this business at the end of 2000 totalled approximately $105 million compared with $113 million at the end of 1999. It is expected that most of the 2000 backlog will be shipped during 2001. Orders for specialty chemicals and polymers are generally filled from inventory stocks and thus are excluded from backlog.

Competitive Conditions

     The Corporation is a major manufacturer of polymer products and specialty products. Competition varies by product and by geographic region, except that in rubber chemicals the market is fairly concentrated. In that market, the Corporation and its two principal competitors together account for approximately 49% of total worldwide sales. In addition, the EPDM market is fairly concentrated. The Corporation and its two principal competitors together account for approximately 67% of sales within North America and approximately 52% worldwide.

     Product performance, quality, technical and customer service, and price are all important factors in competing in the polymer product and specialty product businesses.

Research and Development

     The Corporation conducts research and development on a worldwide basis at a number of facilities, including field stations that are used for crop protection research and development activities. Research and development expenditures by the Corporation totalled $84.6 million for the year 2000, $68.0 million for the year 1999, and $52.8 million for the year 1998.

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

     Environmental Regulation. The Corporation believes that its business, operations and facilities have been and are being operated in substantial compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. The ongoing operations of chemical manufacturing plants, however, entail risks in these areas and there can be no assurance that material costs or liabilities will not be incurred. In addition, future developments, such as increasingly strict requirements of environmental and health and safety laws and regulations and enforcement policies thereunder, could bring into question the handling, manufacture, use, emission or disposal of substances or pollutants at facilities owned, used or controlled by the Corporation or the manufacture, use or disposal of certain products or wastes by the Corporation and could involve potentially significant expenditures. To meet changing permitting and regulatory standards, the Corporation may be required to make significant site or operational modifications, potentially involving substantial expenditures and reduction or suspension of certain operations. The Corporation incurred $14.3 million of costs for capital projects and $62.3 million for operating and maintenance costs related to environmental compliance at its facilities during fiscal 2000. In fiscal 2001, the Corporation expects to incur approximately $27.0 million of costs for capital projects and $61.7 million for operating and maintenance costs related to environmental compliance at its facilities. During fiscal 2000, the Corporation spent $30.1 million to clean up previously utilized waste disposal sites and to remediate current and past facilities. The Corporation expects to spend approximately $33.3 million during fiscal 2001 to clean up such waste disposal sites and current and past facilities.

     Beginning in 2003, European environmental regulations will limit the use of lead-based heat stabilizers that until now have been essential to the manufacture of polyvinyl chloride construction pipe. As an alternative to these lead-based products, the Corporation has patented new technology for an organic-based, heavy metal-free product. Capacity is being added at the Corporation's Lampertheim, Germany plant to produce this product.

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

     FFDCA, as amended by FQPA, authorizes the EPA to set a tolerance for a pesticide in or on food at a level which poses "a reasonable certainty of no harm" to consumers. The EPA is required to review all tolerances for all pesticide products within 10 years. It is not known when and to what extent the Corporation's products will be reviewed and/or restricted under this standard.

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

Employees

     The Corporation had approximately 8,300 employees on December 31, 2000.

Geographic Information

     The information with respect to sales and property, plant and equipment attributable to each of the major geographic areas served by the Corporation for each of the Corporation's last three fiscal years, set forth in the Notes to Consolidated Financial Statements on page 35 of the Corporation's 2000 Annual Report to Stockholders, is incorporated herein by reference.

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

Location       Facility                 Products/Businesses

UNITED STATES

Alabama
 Bay Minette  Plant                      Polymer Additives

Connecticut
 Bethany      Research Center            Crop
 Greenwich    Corporate Offices*         Corporate Headquarters
 Middlebury   Corporate Offices,
              Research Center*           Crop, Polymer Additives,
                                         Polymers, Other
 Naugatuck    Plant, Research Center     Crop, Polymer Additives,
 Pawcatuck    Office, Plant, Laboratory, Polymer Processing
              Machine Shop, Tech Center  Equipment

Illinois
 Mapleton     Plant                      Polymer Additives

Louisiana
 Geismar      Plant                      Crop, Polymer Additives,
                                         Polymers, Other
 Taft         Plant                      Polymer Additives
 Gretna       Plant                      Other
 Harahan      Plant                      Crop

New Jersey
 Edison       Office, Plant*             Polymer Processing
                                         Equipment
 Newark       Plant                      Other
 Nutley       Office, Laboratory, Plant  Other
 Perth Amboy  Plant                      Other
 Somerville   Office, Plant, Machine     Polymer Processing
              Shop                       Equipment

New York
 Tarrytown    Research Center*           Polymer Additives,
                                         OrganoSilicones, Other

North Carolina
 Gastonia     Plant                      Crop, Polymers

Ohio
 Dublin       Research Center            Crop, Other

Pennsylvania
 Gibraltar    Office, Laboratory, Plant  Other
 Petrolia     Plant                      Other
 Reading      Plant                      Other

Tennessee
 Memphis      Plant                      Polymer Additives, Other

Texas
 Fort Worth   Plant                      Crop
 Houston      Plant                      Crop, Polymer Additives,
                                         Other
 Marshall     Plant                      Polymer Additives

West Virginia
 Sistersville Plant                      OrganoSilicones
 South
  Charleston  Administrative, Research,
              Sales Office*              OrganoSilicones

INTERNATIONAL

Australia
 Regency Park,
  S.A.        Office, Machine Shop*      Crop
  Seven Hills Office, Laboratory*        Polymers

Belgium
 Antwerp              Plant*             OrganoSilicones
 Brussels             Office*            Crop, Polymer
                                         Additives, Polymers,
                                         Other
Brazil
 Itatiba              Plant              OrganoSilicones
 Rio Claro            Plant              Crop, Polymer
                                         Additives, Polymers
Canada
 Elmira               Plant              Crop, Polymer
                                         Additives, Polymers,
                                         Other

 Guelph               Research Center    Crop, Polymer
                                         Additives, Polymers,
                                         Other
 Scarborough          Plant*             Other
 West Hill            Plant              Other

Denmark
 Soro                 Plant**            Polymer Additives

France
 Dannemarie           Office and
                      Machine Shop       Polymer Processing
                                         Equipment

Germany
 Bergkamen            Plant*             Polymer Additives
 Erkrath              Office, Plant,
                      Machine Shop,
                      Laboratory         Polymer Processing
                                         Equipment
 Haan                 Office and
                      Machine Shop       Polymer Processing
                                         Equipment
 Lampertheim          Plant              Polymer Additives

Italy
 Latina               Plant              Crop, Polymer Additives,
                                         Polymers, Other
 Termoli              Plant              OrganoSilicones

Korea
 Kyungki-do           Plant              Polymer Additives,
                                         OrganoSilicones

Mexico
 Altamira             Plant***           Polymers
 Altamira             Plant              Polymer Additives, Other
 Cuatitlan            Plant              Polymer Additives,
                                         OrganoSilicones

The Netherlands
 Amsterdam            Plant              Crop
 Amsterdam            Plant              Other
 Haarlem              Plant              Other
 Koog aan de Zaan     Plant              Other

Republic of China
 Kaohsiung            Plant+              Polymer Additives, Other

Singapore             Plant              Crop

Singapore             Administrative,
                      Research, Sales
                      Office*            Crop, Polymer Additives,
                                         Polymers,
                                         OrganoSilicones, Other

Switzerland
 Meyrin               Administrative,
                      Research, Sales
                      Office*            Crop, Polymer Additives,
                                         OrganoSilicones, Other

Thailand
 Mapthaphut           Plant*             Polymer Additives,
                                         OrganoSilicones

United Kingdom
 Accrington           Plant**            Polymer Additives
 Birmingham           Office, Plant,
                      Machine Shop       Polymer Processing
                                         Equipment
 Droitwich            Plant**            Polymer Additives
 Evesham              Research Center    Crop
 Huddersfield         Plant              Polymer Additives and
                                         Other
 Langley              Office*            Crop, Polymer Additives,
                                         Polymers, Other
 Luton                Office, Plant      Polymer Processing
                                         Equipment
___________________________
*     Facility leased by the Corporation.
** Facility owned by Baxenden Chemicals Limited, which is 53.5% owned by the Corporation.
*** Facility located on property owned by a subsidiary of GIRSA, the joint venture partner. Uniroyal holds a 49% interest in ParaTec S.A. de C.V. which owns certain of the facility's equipment and buildings used for the production of nitrile rubber.
+     Facility owned by Uniroyal Chemical Taiwan Ltd., which is
      80% owned by Uniroyal.
++    Land leased by and facility owned by Uniroyal.


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

     Environmental Liabilities. Each quarter, the Corporation evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts.
For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Corporation and the anticipated time frame over which payments toward the remediation plan will occur. The total amount accrued for such environmental liabilities at December 31, 2000, was $164.5 million. The Corporation estimates the potential liabilities to range from $145 million to $182 million at December 31, 2000. It is reasonably possible that the Corporation's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

     The Corporation and some of its subsidiaries have been identified by federal, state or local governmental agencies, and by other potentially responsible parties (a "PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States. Because these regulations have been construed to authorize joint and several liability, the EPA could seek to recover all costs involving a waste disposal site from any one of the PRP's for such site, including the Corporation, despite the involvement of other PRP's. In many cases, the Corporation is one of several hundred PRPs so identified. In a few instances, the Corporation is one
of only a handful of PRP's.   In certain instances, a number of
other financially responsible PRP's are also involved, and the Corporation expects that any ultimate liability resulting from such matters will be apportioned between the Corporation and such
other parties.   In addition, the Corporation is involved with
environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.
The more significant of these matters are described below.

 .     Laurel Park -The EPA, the State of Connecticut, and the
Laurel Park Coalition (consisting of Uniroyal and a number of other parties) have entered into a Consent Decree governing the design and implementation of the selected remedy for the Laurel Park site. Remedial construction began at the Laurel Park site in July 1996, and was completed in 1998. Operation and maintenance activities at the site are ongoing.

     Litigation brought by the Laurel Park Coalition seeking contribution to the costs from the owner/operators of the site and later from other identified generator parties has resulted in substantial recoveries from a number of parties. In December 2000 and January 2001, the United States District Court for the District of Connecticut issued final judgment allowing recovery against various municipalities by the Laurel Park Coalition in the aggregate amount of approximately $1,044,000, and declaring that the defendants at the Laurel Park site are liable for certain stated percentages of future response costs. Appeals and cross-appeals have been filed with the Second Circuit by various parties to the litigation.

 .     Vertac - Uniroyal and its Canadian subsidiary, Uniroyal
Chemical Co./Cie (formerly known as Uniroyal Chemical Ltd./Ltee) were joined with others as defendants in consolidated civil actions brought in the United States District Court, Eastern District of Arkansas, Western Division by the United States of America, the State of Arkansas and Hercules Incorporated ("Hercules"), relating to a Vertac Chemical Corporation site in Jacksonville, Arkansas. Uniroyal has been dismissed from the litigation. On May 21, 1997, the Court entered an order finding that Uniroyal Chemical Co./Cie is jointly and severally liable to the United States, and finding that Hercules and Uniroyal Chemical Co./Cie are liable to each other in contribution. On October 23, 1998, the Court entered an order granting the United States' motion for summary judgment against Uniroyal Chemical Co./Cie and Hercules as to the amount of its claimed removal and remediation costs of $102.9 million at the Vertac site. Trial on the allocation of these costs as between Uniroyal Chemical Co./Cie and Hercules was concluded on November 6, 1998, and on February 3, 2000, the Court entered an Order finding Uniroyal Chemical Co./Cie liable to the United States for approximately $2,300,000 and liable to Hercules in contribution for approximately $700,000. Uniroyal Chemical Co./Cie and Hercules have each appealed to the United States Court of Appeals for the Eighth Circuit and a decision is expected in the second quarter of 2001.

 .     Elmira, Ontario, Canada - In January 2001, the Corporation
agreed to pay a fine of Cdn$168,000 (approximately US$107,500) to the Canadian Ministry of the Environment in settlement of an enforcement action relating to air emissions from the Corporation's Elmira, Ontario, Canada facility. The Corporation has instituted corrective measures to better control air emissions at the facility.

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



                            PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The information concerning the range of market prices for the Corporation's Common Stock on the New York Stock Exchange and the amount of dividends per share paid thereon during the past two years, set forth in the Notes to Consolidated Financial Statements on page 36 of the Corporation's 2000 Annual Report to Stockholders, is incorporated herein by reference.


     The number of registered holders of Common Stock of the Corporation on December 31, 2000, was 6,371.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data for the Corporation for each of its last five fiscal years, set forth under the heading "Five Year Selected Financial Data" on page 38 of the Corporation's 2000 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of the Corporation's financial condition and results of operations, set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 17 of the Corporation's 2000 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

     Market risk and risk management policy is summarized under the heading "Management's Discussion and Analysis of Financial
Conditions and Results of Operations" on pages 11-12 of the Corporation's 2000 Annual Report to Stockholders and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Corporation, notes thereto, and supplementary data, appearing on pages 18 through 38 of the Corporation's 2000 Annual Report to Stockholders, are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information called for by this item concerning directors of the Corporation is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 24, 2001, which is to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, and such information is incorporated herein by reference.

     The executive officers of the Corporation are as follows:

Vincent A. Calarco, age 58, has served as Chairman, President and Chief Executive Officer of the Registrant since 1999. Mr. Calarco served as President and Chief Executive Officer of Crompton & Knowles from 1985 to 1999, and Chairman of the Board from 1986 to 1999. Mr. Calarco has been a member of the Board of Directors of the Registrant since 1999 and was a member of the Board of Directors of Crompton & Knowles from 1985 to 1999.

Robert W. Ackley, age 59, has served as Executive Vice President, Polymer Processing Equipment of the Registrant since 1999. Mr. Ackley served as Vice President, Polymer Processing Equipment, of Crompton & Knowles from 1998 to 1999 and as President of Davis-Standard Corporation (prior to 1995, Davis-Standard Division) since 1983.

Peter Barna, age 57, has served as Senior Vice President and Chief Financial Officer of the Registrant since 1999. Mr. Barna served as Senior Vice President and Chief Financial Officer of Crompton & Knowles in 1999 and as Vice President-Finance of Crompton & Knowles from 1996 to 1999. Mr. Barna was the Principal Accounting Officer of Crompton & Knowles from 1986 to 1999 and its Treasurer from 1980 to 1996.

James J. Conway, age 57, has served as Executive Vice President, Performance Chemicals and Elastomers, of the Registrant since 1999. Mr. Conway served as Vice President, Colors, of Crompton & Knowles from 1998 to 1999 and President of Crompton & Knowles Colors Incorporated since 1997. Mr. Conway was Senior Vice President and General Manager of International Specialty Products, Inc. from 1992 to 1997.

Brian J. Dick, age 44, has served as Vice President, Finance of the Registrant since 1999. Mr. Dick served as Vice President, Finance and Controller of Witco in 1999 and as Vice President and Controller from 1997 to 1999. Mr. Dick served as Assistant Controller from 1995 to 1997.

Joseph B. Eisenberg, Ph.D., age 58, has served as Executive Vice President, Polymer Additives, of the Registrant since 1999. Mr. Eisenberg served as Vice President, Rubber Chemicals, EPDM and Nitrile Rubber, of Crompton & Knowles from 1998 to 1999 and as Executive Vice President, Chemicals & Polymers, of Uniroyal since 1994.

John T. Ferguson II, age 54, has served as Senior Vice President and General Counsel of the Registrant since 1999 and served as Secretary of the Registrant from 1999 to 2000. Mr. Ferguson served as Vice President of Crompton & Knowles from 1996 to 1999, and General Counsel and Secretary of Crompton & Knowles from 1989 to 1999. Mr. Ferguson served as a member of the Board of Directors of the Registrant in 1999.

Gerald H. Fickenscher, age 57, has served as Regional Vice President, Europe, Africa & Middle East of the Registrant since 1999. Mr. Fickenscher served as President, Dyes & Chemicals International Operations, of Crompton & Knowles from 1994 to 1999.

Mary L. Gum, PhD., age 53, has served as Executive Vice
President, OSi, of the Registrant since 1999.  Ms. Gum served as
Vice President of Silanes, OSi, from 1997 to 1999 and as Vice
President of Specialty Fluids, OSi, from 1995 to 1997.

Edward L. Hagen, age 59, has served as Senior Vice President,
Strategy & Development of the Registrant since 2001. Mr. Hagen served as Regional Vice President-Asia/Pacific of Uniroyal from 1995 to 2001.

Marvin H. Happel, age 61, has served as Senior Vice President, Organization & Administration of the Registrant since 1999. Mr. Happel served as Vice President-Organization and Administration of Crompton & Knowles from 1996 to 1999 and Vice President-Organization from 1986 to 1996.

Alfred F. Ingulli, age 59, has served as Executive Vice
President, Crop Protection, of the Registrant from 1999.  Mr.
Ingulli served as Vice President, Crop Protection, of Crompton &
Knowles from 1998 to 1999 and as Executive Vice President, Crop
Protection of Uniroyal since 1994.

John R. Jepsen, age 45, has served as Vice President and
Treasurer of the Registrant since 1999. Mr. Jepsen served as Treasurer of Crompton & Knowles from 1998 to 1999. Mr. Jepsen served with the International Paper Company as Assistant
Treasurer, International from 1996 to 1998 and, prior to that, as Director of Corporate Finance from 1986 to 1996.

Charles J. Marsden, age 60, Senior Vice President of the Registrant, has served as Senior Vice President, Strategy & Development of the Registrant since 1999. Mr. Marsden served as Senior Vice President, Strategy & Development of Crompton & Knowles in 1999; Senior Vice President and Chief Financial Officer from 1996 to 1999; and Vice President-Finance and Chief Financial Officer from 1985 to 1996.

Walter K. Ruck, age 58, has served as Senior Vice President, Operations, of the Registrant since 1999. Mr. Ruck has served as Vice President, Operations, of Uniroyal since 1998; and served as Vice President, Manufacturing, of Uniroyal from 1997 to 1998. He served as Regional Vice President, Americas of Uniroyal from 1995 to 1997 and Regional Vice President of Uniroyal from 1994 to 1995.

Barry J. Shainman, age 58, has served as Secretary of the Registrant since 2000 and has served as Assistant General Counsel of the Registrant since 1999. Mr. Shainman served as Secretary of Uniroyal from 1998 to 2000 and has served as Senior Corporate
Counsel of Uniroyal since 1990.

William A. Stephenson, age 53, has served as Executive Vice President, Urethanes and Petroleum Additives, of the Registrant since 1999. Mr. Stephenson served as Vice President, Specialty Additives and Urethanes, of Crompton & Knowles from 1998 to 1999 and has served as Executive Vice President, Specialties of Uniroyal since 1994.

Michael F. Vagnini, age 44, has served as Corporate Controller of the Registrant since 1999 and as Corporate Controller of Crompton
& Knowles from 1998 to 1999.  Mr. Vagnini has served as Corporate
Controller of Uniroyal since 1995.

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

ITEM 11.  EXECUTIVE COMPENSATION

     Information called for by this item is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 24, 2001, which is to be filed with the Commission pursuant to Regulation 14A, and such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Information called for by this item is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 24, 2001, which is to be filed with the Commission pursuant to Regulation 14A, and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by this item is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 24, 2001, which is to be filed with the Commission pursuant to Regulation 14A, and such information is incorporated herein by reference.


                         PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)     The following documents are filed as part of this report:

     1.     Financial statements and Independent Auditors'
            Report, as required by Item 8 of this form, which appear on pages 18 through 37 of the Corporation's
            2000 Annual Report to Stockholders and are incorporated herein by reference:

            (i) Consolidated Statements of Operations for the fiscal years ended 2000, 1999, and 1998;
            (ii) Consolidated Balance Sheets for the fiscal years ended 2000 and 1999;
            (iii) Consolidated Statements of Cash Flows for the
                  fiscal years ended 2000, 1999, and 1998;
            (iv)  Consolidated Statements of Stockholders' Equity
                  [Deficit] for the fiscal years ended 2000, 1999 and 1998;
            (v)   Notes to Consolidated Financial Statements; and

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



Exhibit No.                         Description

2.0 Agreement and Plan of Reorganization dated as of May 31, 1999, by and among Crompton & Knowles Corporation, Park Merger Co. and Witco Corporation (incorporated by reference to Appendix A to the Joint Proxy Statement-Prospectus dated July 28, 1999, as part of the Registrant's Registration Statement on Form S-4, Registration No. 333-83901, dated July 28, 1999 ("Joint Proxy Statement- Prospectus S-4 Registration Statement")).

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

2.3 Acquisition Agreement dated November 29, 1999, by and among Yorkshire Group PLC, Yorkshire Americas, Inc., as Purchasers and CK Witco Corporation, Crompton & Knowles Europe S.P.R.L., Uniroyal Chemical European Holdings B.V. and Crompton & Knowles Colors Incorporated, as Sellers (incorporated by reference to Exhibit 2.3 of the Registrant's Form 10-K for the fiscal year ended December 31, 1999 ("1999 Form 10-K")).

2.4 Limited Liability Company Agreement by and between Gustafson, Inc. and Trace Chemicals, Inc., effective as of September 23, 1998, (incorporated by reference to Exhibit 2.1 to the Crompton & Knowles Form 8-K/A dated January 21, 1999 ("Form 8-K/A")).

2.5 First Amendment to Limited Liability Company Agreement by and among GT Seed Treatment Inc. (f/k/a Gustafson, Inc.), Ecart Inc. (f/k/a Trace Chemicals, Inc.) and Bayer Corporation, dated as of November 20, 1998, (incorporated by reference to Exhibit 2.2 to Form 8-K/A).

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

4.4 Form of Second Supplemental Indenture, dated as of December 6, 1999, among UCC, as Issuer, Uniroyal, as successor to the Issuer, and State Street Bank & Trust Company, as Trustee, relating to the 10 1/2% Senior Notes due 2002 (incorporated by reference to Exhibit
         4.18 to the 1999 Form 10-K).

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

4.6 First Amendment dated as of October 26, 2000, to the $600 Million 364-Day Credit Agreement dated as of October 28, 1999, by and among the Registrant, certain subsidiaries of the Registrant, various banks, The Chase Manhattan Bank, as Syndication Agent, Citibank, N.A., as Administrative Agent and Bank of America, N.A. and Deutsche Bank Securities Inc., as Co-Documentation Agents (filed herewith*).

4.7 Form of $400 Million Five-Year Credit Agreement dated as of October 28, 1999, by and among the Registrant, certain subsidiaries of the Registrant, various banks, The Chase Manhattan Bank, as Syndication Agent, Citibank, N.A., as Administrative Agent and Bank of America, N.A. and Deutsche Bank Securities Inc., as Co-Documentation Agents (incorporated by reference to Exhibit 4.2 to the September 30, 1999 10-Q).

4.8 Form of Indenture, dated as of March 1, 2000, by and between the Registrant and Citibank, N.A., relating to $600 Million of 8 1/2% Senior Notes due 2005, including as Annex A thereto, Form of Senior Note Pledge Agreement by and among the Registrant, certain foreign subsidiaries of the Registrant, and Citibank, N.A., as Collateral Agent (incorporated by reference to Exhibit
         4.13 of the 1999 Form 10-K).

4.9 Form of Purchase Agreement, dated as of March 2, 2000, by and among the Registrant, as Seller, and Merrill Lynch, ABN AMRO Incorporated, Banc of America Securities LLC, Chase Securities Inc., Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Salomon Smith Barney Inc. (together, the "Initial Purchasers"), relating $600 Million of 8 1/2% Senior Notes due 2005 (incorporated by reference to Exhibit 4.14 of the 1999 Form 10-K).

4.10 Form of Indenture, dated as of February 1, 1993, by and between Witco and the Chase Manhattan Bank, N.A., as Trustee, relating to Witco's 6.60% Notes due 2003, 7.75% Debentures due 2023, 6 1/8% Notes due 2006 and 6 7/8% Debentures due 2026, including form of securities (incorporated by reference to Post-Effective Amendment No. 2 to the Registration Statement on Form S-3, Registration No. 33-58066, filed March 19, 1993).

4.11 Form of First Supplemental Indenture, dated February 1, 1996, by and among Witco, Chase Manhattan Bank, N.A., the Initial Trustee, and Fleet National Bank of Connecticut, the Note Trustee, relating to Witco's 6 1/8% Notes due 2006 and 6 7/8% Notes due 2026 (incorporated by reference to Registration Statement on Form S-3, Registration Number 33-65203, filed January 25, 1996).

4.12 Form of $600 Million of 8.50% Senior Notes due 2005, dated June 9, 2000, registered for public trading with the U.S. Securities and Exchange Commission and issued in exchange for identical securities sold in March 2000, which were not registered for public trading (incorporated by reference to Exhibit 4 of the Registrant's Form 10-Q for the quarter ended June 30,
         2000).

10.1+ Summary of the Management Incentive Bonus Plan for selected key management personnel (incorporated by reference to Exhibit 10(m) to the Crompton & Knowles
         Form 10-K for the fiscal year ended December 27, 1980).

10.2+ Supplemental Medical Reimbursement Plan (incorporated by reference to Exhibit 10(n) to the Crompton & Knowles
         Form 10-K for the fiscal year ended December 27, 1980).

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

10.152+  Form of Instrument of Amendment to 1988 Long Term
         Incentive Plan approved January 30, 2001, effective as of January 1, 2001 (filed herewith*).

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

10.260 Form of Receivables Sale Agreement, dated as of December 11, 1998, by and among Crompton & Knowles, as Initial Collection Agent, Crompton & Knowles Receivables Corporation, as Seller, ABN AMRO Bank N.V., as Agent, the Enhancer, and the Liquidity Provider, and Windmill Funding Corporation (incorporated by reference to Exhibit 10.291 to the Crompton & Knowles Form 10-K for the fiscal year ended December 26, 1998).

10.261 Amendment Number 1 dated as of December 10, 1999, to Receivables Sale Agreement, dated as of December 11, 1998, by and among CK Witco Corporation (as successor by merger to Crompton & Knowles), as Initial Collection Agent, Crompton & Knowles Receivables Corporation, as Seller, ABN AMRO Bank N.V., as Agent, the Enhancer and the Liquidity Provider, and Windmill Funding Corporation (filed herewith*).

10.262 Amendment Number 2 dated as of November 20, 2000, to Receivables Sale Agreement, dated as of December 11, 1998, by and among the Registrant (as successor by merger to Crompton & Knowles), as Initial Collection Agent, Crompton & Knowles Receivables Corporation, as Seller, ABN AMRO Bank N.V., as Agent, the Enhancer and the Liquidity Provider, and Windmill Funding Corporation (filed herewith*).

10.263 Amendment Number 3 dated as of February 1, 2001, to Receivables Sale Agreement, dated as of December 11, 1998, by and among the Registrant (as successor by merger to Crompton & Knowles), as Initial Collection Agent, Crompton & Knowles Receivables Corporation, as Seller, ABN AMRO Bank N.V., as Agent, the Enhancer and the Liquidity Provider, and Windmill Funding Corporation (filed herewith*).

10.264 Form of Receivables Purchase Agreement, dated as of December 11, 1998, by and among Crompton & Knowles, as Initial Collection Agent, and certain of its subsidiaries, as Sellers, Crompton & Knowles Receivables Corporation, as Buyer, and ABN AMRO Bank N.V., as Agent (incorporated by reference to Exhibit
         10.292 to the Crompton & Knowles Form 10-K for the fiscal year ended December 26, 1998).

10.265 Amendment Number 1 dated as of December 9, 1999, to the Receivables Purchase Agreement, dated as of December 11, 1998, by and among CK Witco Corporation (as successor by merger to Crompton & Knowles), as Initial Collection Agent, and certain of its subsidiaries, as Sellers, Crompton & Knowles Receivables Corporation, as Buyer, and ABN AMRO Bank N.V., as Agent (filed herewith*).

10.266 Amendment Number 2 dated as of November 20, 2000, to the Receivables Purchase Agreement, dated as of December 11, 1998, by and among the Registrant (as successor to Crompton & Knowles), as Initial Collection Agent, and certain of its subsidiaries, as Sellers, Crompton & Knowles Receivables Corporation, as Buyer, and ABN AMRO Bank N.V., as Agent (filed herewith*).

10.267 Amendment Number 3 dated as of February 1, 2001, to the Receivables Purchase Agreement dated as of December 11, 1998, by and among the Registrant (as successor to Crompton & Knowles), as Initial Collection Agent, and certain of its subsidiaries, as Sellers, Crompton & Knowles Receivables Corporation, as Buyer, and ABN AMRO Bank N.V., as Agent (filed herewith*).

10.268 Form of Receivables Purchase Agreement, dated as of June 10, 1999, by and among Witco Funding Corporation, as Seller, CIESCO L.P., as Investor, Citibank, N.A., as the Initial Bank, Citicorp North America, Inc., as Agent, and Witco, as Collection Agent and Originator (incorporated by reference to Exhibit 10.263 to the 1999 Form 10-K).

10.269 Purchase and Contribution Agreement, dated as of June 10, 1999, by and between Witco, as Seller, and Witco Funding Corporation, as Purchaser (incorporated by reference to Exhibit 10.264 to the 1999 Form 10-K).

10.27+   Crompton & Knowles Corporation (n/k/a Crompton
         Corporation) 1998 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Crompton & Knowles
         Form 10-Q for the quarter ended June 26, 1999).

10.28+   Amendment to the Crompton & Knowles (n/k/a Crompton
         Corporation) 1998 Long Term Incentive Plan (incorporated by reference to page 12 of the Joint Proxy-Statement
         Prospectus S-4 Registration Statement).

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

10.32+ Form of Merger Synergy Restricted Stock Agreement, dated as of October 19, 1999, by and between the Registrant and various of its executive officers (incorporated by reference to Exhibit 10.32 to the 1999 Form 10-K).

10.33+ Form of 1999-2001 Long Term Performance Award Agreement, dated as of February 1, 1999, by and between the Registrant and various of its executive officers
         (incorporated by reference to Exhibit 10.33 of the 1999
         Form 10-K).

10.34+ Form of 2000-2002 Long Term Performance Award Agreement, dated as of February 24, 2000, by and between the Registrant and various of its executive officers
         (incorporated by reference to Exhibit 10.34 of the 1999
         Form 10-K).

10.35+ Form of Supplemental Retirement Agreement, dated as of October 21, 1999, by and between the Registrant and various of its executive officers (incorporated by reference to Exhibit 10.35 of the 1999 Form 10-K).

13 2000 Annual Report to Stockholders of the Registrant. (Not to be deemed filed with the Securities and Exchange Commission except those portions expressly incorporated by reference into this report on Form 10-K.) (filed herewith*).

21       Subsidiaries of the Registrant (filed herewith*).

23 Consent of independent auditors. (See Item 14(a)2 herein.) (filed herewith*).

24 Power of attorney from directors and executive officers of the Registrant authorizing signature of this report.
         (Original on file at principal executive offices of Registrant.) (filed herewith*).

27       Financial data schedule for the fiscal year ended
         December 31, 2000 (filed herewith*).

 *   Copies of these Exhibits are annexed to this report on Form
10-K provided to the Securities and Exchange Commission and the New York Stock Exchange.

 + This Exhibit is a compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant participate.


(b) Reports on Form 8-K filed in fourth quarter 2000

     During the fiscal fourth quarter of 2000, the Registrant did not file a Current Report on Form 8-K.




                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CROMPTON CORPORATION
                                      (Registrant)

Date:  March 28, 2001
                                By: /s/Peter Barna
                                       Peter Barna
                                       Senior Vice President &
                                       Chief Financial Officer

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

Name                       Title

Vincent A. Calarco*        Chairman of the Board,  President,
                           and Director (Principal Executive
                           Officer)

Peter Barna*               Senior Vice President
                           (Chief Financial Officer)

Michael F. Vagnini*        Corporate Controller
                           (Principal Accounting Officer)

Robert A. Fox*             Director

Roger L. Headrick*         Director

Leo I. Higdon, Jr.*        Director

Harry G. Hohn*             Director

C. A. Piccolo*             Director

Bruce F. Wesson*           Director

Patricia K. Woolf*         Director

Date:  March 28, 2001           *By:/s/Peter Barna
                                       Peter Barna
                                       as attorney-in-fact




            Independent Auditors' Report and Consent


The Board of Directors and Stockholders
Crompton Corporation:


Under date of February 1, 2001, we reported on the consolidated balance sheets of Crompton Corporation and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2000, which are incorporated by reference in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We consent to the incorporation by reference in the registration statements (Nos. 33-21246, 33-42280, 33-67600, 333-62429 and
333-87035) on Form S-8 of Crompton Corporation of our report, dated February 1, 2001, relating to the consolidated balance sheets of Crompton Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2000, which report is incorporated by reference in the December 31, 2000 Annual Report on Form 10-K of Crompton Corporation.


/s / KPMG LLP

Stamford, Connecticut
March 28, 2001

                         S - 1

                                                      Schedule II


                 CROMPTON CORPORATION AND SUBSIDIARIES
                    Valuation and Qualifying Accounts
                        (In thousands of dollars)

                                     Additions
                        Balance at   charged to                        Balance
                        beginning    costs and       Adjustments       at end
                          of year    expenses    Recurring     Other   of year


Fiscal Year ended December 31, 2000:
   Allowance for doubtful accounts
                        $  23,356  $ 3,773  $ (4,995)(1)  $     0     $ 22,134
   Accumulated amortization of cost in
     excess of acquired net assets
                           49,403   26,465      (155)(2)   (1,917)(4)   73,796
   Accumulated amortization of other
     intangible assets
                          135,539   12,805       (98)(2)       142(4)  148,388

Fiscal Year ended December 31, 1999:
   Allowance for doubtful accounts
                        $   9,768  $ 3,937  $ (5,206)(1)  $ 14,857(5) $ 23,356
   Accumulated amortization of cost in
     excess of acquired net assets
                           44,647   12,382      (939)(2)   (6,687)(4)   49,403
   Accumulated amortization of other
     intangible assets
                          120,860   15,078      (232)(2)     (167)(4)  135,539

Fiscal Year ended December 26, 1998:
   Allowance for doubtful accounts
                        $   8,708  $ 5,209  $ (3,742)(1)  $  (407)(3) $  9,768
   Accumulated amortization of cost in
     excess of acquired net assets
                           42,243    7,022      (572)(2)   (4,046)(3)   44,647
   Accumulated amortization of other
     intangible assets
                          123,262   14,122       743 (2)  (17,267)(3)  120,860


(1) Represents accounts written off as uncollectible (net of recoveries), and the translation effect of accounts denominated in foreign currencies.
(2) Represents the translation effect of intangible assets denominated in foreign currencies.
(3) Represents primarily disposition of the Gustafson seed treatment business.
(4) Represents primarily intangible asset retirements.
(5) Represents primarily the acquisition of Witco Corporation.

                                 S - 2