Form 10-Q
period 2001-03-31
CROMPTON CORP
filed 2001-05-14
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

      X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2001

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

                      YES   X             NO


The number of shares of common stock outstanding is as follows:

              Class                  Outstanding at April 30, 2001

Common Stock - $.01 par value                 113,103,569







                  CROMPTON CORPORATION AND SUBSIDIARIES
                                FORM 10-Q
                    FOR THE QUARTER ENDED MARCH 31, 2001


                                                                     PAGE


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements and Accompanying Notes

          Consolidated Statements of Operations (Unaudited) - First
          quarter ended 2001 and 2000                                   2

          Consolidated Balance Sheets - March 31, 2001 (Unaudited)
          and December 31, 2000                                         3

          Consolidated Statements of Cash Flows (Unaudited) - First
          quarter ended 2001 and 2000                                   4

          Notes to Consolidated Financial Statements (Unaudited)        5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9

Item 3.   Quantitative and Qualitative Disclosure of Market Risk       13

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                            14

Item 4.   Submission of Matters to Vote of Security Holders            15

Item 6.   Exhibits and Reports on Form 8-K                             16

Signatures                                                             17





                 CROMPTON CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Operations (Unaudited)
                      First quarter ended 2001 and 2000
               (In thousands of dollars, except per share data)

                                             2001              2000

Net sales                                $  737,936       $  769,018

Cost of products sold                       514,587          517,716
Selling, general and administrative         106,639          112,444
Depreciation and amortization                46,924           45,764
Research and development                     20,564           22,442
Equity income                                (5,987)          (7,545)

Operating profit                             55,209           78,197
Interest expense                             28,754           28,221
Other expense                                 1,815            1,349

Earnings before income taxes                 24,640           48,627
Income taxes                                  8,870           18,954
Net earnings                             $   15,770       $   29,673

Basic earnings per common share          $      .14       $      .26

Diluted earnings per common share        $      .14       $      .26

Dividends declared per common share      $      .05       $      .05




See accompanying notes to consolidated financial statements.




                   CROMPTON CORPORATION AND SUBSIDIARIES
                       Consolidated Balance Sheets
               March 31, 2001 (Unaudited) and December 31, 2000
                           (In thousands of dollars)

                                           March 31,      December 31,
                                             2001            2000
ASSETS

 CURRENT ASSETS
 Cash                                    $    3,950     $    20,777
 Accounts receivable                        334,280         323,097
 Inventories                                566,265         552,386
 Other current assets                       166,315         180,635
   Total current assets                   1,070,810       1,076,895

 NON-CURRENT ASSETS
 Property, plant and equipment            1,165,144       1,182,087
 Cost in excess of acquired net assets      931,784         938,792
 Other assets                               327,633         330,553

                                        $ 3,495,371     $ 3,528,327

LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
 Notes payable                          $    32,546     $    27,429
 Accounts payable                           335,560         234,955
 Accrued expenses                           266,971         306,680
 Income taxes payable                       116,054         127,950
 Other current liabilities                   20,660          18,449
   Total current liabilities                771,791         715,463

  NON-CURRENT LIABILITIES
  Long-term debt                          1,413,076       1,479,394
  Postretirement health care liability      205,874         206,469
  Other liabilities                         359,120         373,025

  STOCKHOLDERS' EQUITY
  Common stock                                1,194           1,194
  Additional paid-in capital              1,050,607       1,051,371
  Accumulated deficit                      (123,745)       (133,864)
  Accumulated other comprehensive income   (107,987)        (86,221)
  Treasury stock at cost                    (74,559)        (78,504)
    Total stockholders' equity              745,510         753,976

                                        $ 3,495,371     $ 3,528,327



See accompanying notes to consolidated financial statements.





                  CROMPTON CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Cash Flows (Unaudited)
                     First quarter ended 2001 and 2000
                         (In thousands of dollars)

Increase (decrease) in cash                  2001            2000

CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                           $  15,770        $  29,673
 Adjustments to reconcile net
  earnings to net cash provided by
  operations:
  Depreciation and amortization            46,924           45,764
  Equity income                            (5,987)          (7,545)
  Changes in assets and liabilities, net     (177)         (58,916)
  Net cash provided by operations          56,530            8,976

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                     (36,624)         (29,858)
 Merger related expenditures               (1,441)         (39,657)
 Other investing activities                 7,038          (16,977)
 Net cash used in investing activities    (31,027)         (86,492)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds on senior notes                       -          593,754
 Payments on long-term borrowings         (63,336)        (406,212)
 Proceeds (payments) on short-term
  borrowings                                5,171          (39,361)
 Proceeds from sale (repurchases)
  of accounts receivable                   17,265          (13,776)
 Treasury stock acquired                        -          (43,463)
 Dividends paid                            (5,651)          (5,707)
 Other financing activities                 4,614              858
 Net cash (used in) provided by
  financing activities                    (41,937)          86,093

CASH
 Effects of exchange rate changes
  on cash                                    (393)             (82)

 Change in cash                           (16,827)           8,495

 Cash at the beginning of period           20,777           10,543
 Cash at the end of period              $   3,950        $  19,038




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

Included in accounts receivable are allowances for doubtful accounts of $20.9 million at March 31, 2001 and $22.1 million at December 31, 2000.

Accumulated depreciation amounted to $592.7 million at March 31, 2001 and $562.6 million at December 31, 2000.

Accumulated amortization of cost in excess of acquired net assets amounted to $80.1 million at March 31, 2001 and $73.8 million at December 31, 2000.

Accumulated amortization of patents, trademarks and other intangibles included in other assets amounted to $151.5 million at March 31, 2001 and $148.4 million at December 31, 2000.

It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 2000 Annual Report on Form 10-K.


MERGER ACCRUALS

As a result of the merger of Crompton and Knowles Corporation and Witco Corporation on September 1, 1999 (the "Merger"), the Company recorded merger related accruals as a component of goodwill, of which $25.3 million remained at December 31, 2000. During the first three months of 2001, these accruals were reduced by payments of $1.4 million. The payments related primarily to severance and related accruals.

Also, as a result of the Merger, the Company recorded other accruals, of which $7.1 million remained at December 31, 2000. During the first three months of 2001, payments of $0.3 million were made against these other accruals.


COMMON STOCK

As of March 31, 2001, there were 119,372,359 common shares issued and 113,093,889 common shares outstanding at $.01 par value.


INVENTORIES

Components of inventories are as follows:

(In thousands)                      March 31,            December 31,
                                      2001                   2000


Finished goods                    $  432,390             $  421,200
Work in process                       28,302                 29,610
Raw materials and supplies           105,573                101,576
                                  $  566,265             $  552,386


EARNINGS PER COMMON SHARE

The computation of basic earnings per common share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per common share is based on the weighted average number of common and common equivalent shares outstanding. The following is a reconciliation of the shares used in the computations:

(In thousands)                                First quarter ended
                                              2001           2000

Weighted average common shares outstanding     112,969       114,334
Effect of dilutive stock options and other
 equivalents                                     3,211         1,815

Weighted average common and common equivalent
   shares outstanding                          116,180       116,149


COMPREHENSIVE INCOME (LOSS)

An analysis of the Company's comprehensive income (loss) follows:

(In thousands)                                First quarter ended
	                                       2001            2000

Net earnings                               $  15,770      $  29,673
Other comprehensive income (expense)
  Foreign currency translation adjustments   (21,464)       (11,530)
  Other                                         (302)            35
Comprehensive income (loss)                $  (5,996)     $  18,178


The components of accumulated other comprehensive income (loss) at March 31, 2001 and December 31, 2000 are as follows:

                                          March 31,      December 31,
(In thousands)                              2001            2000

Foreign currency translation adjustments  $(105,297)     $  (83,833)
Other                                        (2,690)         (2,388)
Accumulated other comprehensive income
 (loss)                                   $(107,987)     $  (86,221)


DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (the "Statements"). In accordance with the transition provisions of the Statements, the Company recorded an after-tax gain of $346,000 to recognize at fair value all derivatives that are designated as fair value hedging instruments. The pre-tax gain of $567,000 is included in other expense in the statement of operations. The Company also recorded a loss of $234,000 as a component of accumulated other comprehensive income to recognize at fair value all derivatives that are designated as cash flow hedging instruments.

The Company's activities expose its earnings, cash flows and financial position to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. The Company maintains a foreign currency risk-management strategy that uses derivative instruments to mitigate risk against foreign currency movements. The Company uses foreign currency forward exchange contracts and swaps to hedge these risks. The Company also maintains an interest-rate risk-management strategy that uses derivative instruments to manage interest rate volatility. The Company's specific goals are (1) to manage interest-rate sensitivity and (2) to lower (where possible) the cost of its borrowed funds.

The Company used an interest rate swap contract as a fair value hedge to convert $300 million of its fixed rate Senior Notes into variable rate debt. On March 24, 2001, the swap contract was terminated and the Company received cash proceeds of $21.9 million in settlement of the contract, which represented the market value of the contract on the date of termination. In accordance with SFAS No. 133 and SFAS No 138, as they relate to fair value hedge accounting, the $21.9 million has been recorded as an increase to the carrying amount of the Senior Notes and will be amortized to earnings over the life of the notes. For the quarter ended March 31, 2001, the difference between the change in the market value of the fair-value hedge contracts and the change in the market value of the hedged items was not significant.

The Company uses interest rate swap contracts, which expire in 2003, as cash flow hedges to convert its Dutch Guilder-denominated variable rate debt to fixed rate debt. For the quarter ended March 31, 2001, the Company recorded a loss of $356,000 as a component of accumulated other comprehensive income to recognize the change in fair value of all derivatives that are designated as cash-flow hedging instruments.

The Company also has exposure to changes in foreign currency exchange rates resulting from transactions entered into by the Company and its foreign subsidiaries in currencies other than their local currency (primarily trade payables and receivables). The Company manages these transactional currency risks on a consolidated basis, which allows it to net its trade payable and receivable exposure. The Company is also exposed to currency risk on intercompany transactions (including long-term intercompany loans). The Company purchases foreign currency forward contracts to hedge its transaction exposure. These contracts are generally settled on a monthly basis. Realized and unrealized gains and losses on foreign currency forward contracts are recognized in earnings to offset the impact of valuing recorded foreign currency trade payables, receivables and intercompany transactions. The Company has not designated these derivatives as hedges, although it believes these instruments reduce the Company's exposure to foreign currency risk.



BUSINESS SEGMENT DATA

(In thousands)                            First quarter ended
                                         2001             2000
Net Sales

Polymer Products
  Polymer Additives                  $ 244,857         $  257,833
  Polymers                              81,502             81,416
  Polymer Processing Equipment          58,746             69,081
  Eliminations                          (3,924)            (3,544)
                                       381,181            404,786
Specialty Products
  OrganoSilicones                      111,890            127,035
  Crop Protection                      105,380            105,462
  Other                                139,485            131,735
                                       356,755            364,232

  Total Net Sales                    $ 737,936         $  769,018


 (In thousands)                           First quarter ended
                                         2001             2000
Operating Profit

Polymer Products
  Polymer Additives                  $  12,812         $   22,337
  Polymers                              14,998             19,319
  Polymer Processing Equipment           1,057              4,252
                                        28,867             45,908

Specialty Products
  OrganoSilicones                       11,370             21,768
  Crop Protection                       26,024             23,977
  Other                                  8,740              7,034
                                        46,134             52,779
General corporate expense,
   including amortization              (19,792)           (20,490)

  Total Operating Profit            $   55,209        $    78,197


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FIRST QUARTER RESULTS

Overview

Consolidated net sales of $737.9 million for the first quarter of 2001 decreased 4% from the comparable period in 2000. This decrease was primarily the result of a 2% negative foreign currency impact, primarily the Euro, and the slowing domestic economy. International sales, including U.S. exports, were 49% of total sales, up from 48% in the first quarter of 2000.

Net earnings for the first quarter were $15.8 million, or $0.14 per common share, as compared to net earnings of $29.7 million, or $0.26 per common share, in the first quarter of 2000.

Gross margin as a percentage of sales was 30.3% for the first quarter of 2001 as compared to 32.7% for the first quarter of 2000. The decrease was primarily due to an increase in raw material and energy costs and unfavorable foreign currency impact, partially offset by a pension curtailment gain (relating to certain plant employees) of $4.7 million. Consolidated operating profit decreased 29.4% versus the first quarter of 2000.


Polymer Products

Polymer additives sales of $244.9 million declined from the prior year by 5%, of which 2% was due to foreign currency translation and 1% was due to lower pricing. Plastic additives sales decreased 6% due to lower selling prices and lower foreign currency translation. Rubber chemicals sales were up slightly as increased selling prices offset lower foreign currency translation. Urethane chemical sales declined 10% primarily as a result of lower unit volume and lower foreign currency translation. Operating profit of $12.8 million was 43% lower than the first quarter of 2000 mainly due to higher raw material and energy costs, lower selling prices and unfavorable foreign currency impact.

Polymer sales of $81.5 million increased slightly from the first quarter of 2000 as favorable pricing of 3% was offset primarily by lower foreign currency translation. EPDM sales declined 3% as reduced demand in the domestic roofing and automotive markets offset improved pricing. Urethane polymer sales were up 4% due to a combination of higher unit volume and increased selling prices, offset partially by lower foreign currency translation. Operating profit of $15.0 million was down 22% from the first quarter of 2000 due primarily to higher raw material and energy costs.

Polymer processing equipment sales of $58.7 million were 15% below the first quarter of 2000 due mainly to lower unit volume. Operating profit of $1.1 million declined 75% versus the prior year due primarily to the shortfall in sales. Backlog at the end of March totaled $104 million, down slightly from the $105 million at the end of 2000.

Specialty Products

OrganoSilicones sales of $111.9 million declined 12% from the prior year due mainly to the slowdown in the domestic economy and lower foreign currency translation of 2%. Operating profit of $11.4 million was 48% lower than the first quarter of 2000 due primarily to lower sales and higher product costs, including energy.

Crop protection sales of $105.4 million were down slightly compared to the first quarter of 2000 as improved unit volume was offset by lower foreign currency translation of 3%. Operating profit of $26 million rose 9% over the prior year due mainly to a pension curtailment gain and improved unit volume, partially offset by higher raw material and energy costs.

Other sales of $139.5 million increased 6% from the first quarter of 2000 primarily as a result of improved pricing. Petroleum additives sales were up 10% due mainly to higher selling prices and improved product mix. Refined products sales rose 15% due primarily to recovery of higher raw material and energy costs through increased selling prices. Industrial colors and glycerine/fatty acids sales decreased 11% and 14%, respectively, due mainly to declines in unit volume. Operating profit of $8.7 million was up 24% from the first quarter of 2000 as improved pricing and product mix more than offset higher raw material and energy costs.

Other

Selling, general and administrative expenses of $106.6 million decreased $5.8 million, or 5%, versus the first quarter of 2000 primarily as a result of cost savings initiatives. Depreciation and amortization increased 3% as a result of a higher fixed asset base. Research and development costs decreased 8% primarily as a result of cost savings initiatives. Interest expense of $28.8 million increased 2% mainly due to the inclusion of the 8.5% Senior Notes issued in March 2000. The effective tax rate of 36% decreased from 39%, primarily as a result of a shift in earnings to jurisdictions with more favorable tax rates.


LIQUIDITY AND CAPITAL RESOURCES

The March 31, 2001 working capital balance of $299 million decreased $62.4 million from the year-end 2000 balance of $361.4 million, and the current ratio decreased to 1.4 from 1.5. The decreases in working capital and the current ratio were mainly due to an increase in accounts payable. Days sales in receivables decreased to 41 days for the first quarter of 2001, versus 44 days for the first quarter of 2000, primarily due to the impact of accounts receivable securitization programs and an increased focus on collection efforts. Inventory turnover decreased to 3.6, compared to 3.8 for the same period of 2000, primarily as a result of the slowing domestic economy.

Net cash provided by operations of $56.5 million increased $47.5 million from $9 million in the first quarter of 2000. The increase was primarily the result of the increase in accounts payable, partially offset by the increase in accounts receivable and the decrease in accrued expenses. Net cash provided by operations and proceeds from the sales of accounts receivable and the equity interest in Yorkshire Group PLC were used primarily to reduce borrowings under the Company's revolving credit facilities, finance capital expenditures, and make dividend payments. The Company's debt to total capital ratio decreased slightly to 66% from 67% at year-end 2000. The Company's future liquidity needs are expected to be financed from operations.

The Company has a 364-day senior unsecured revolving credit facility of $192 million available through October 2001 and a five-year senior unsecured credit facility of $400 million available through October 2004. Borrowings on these facilities are at various rate options to be determined on the date of borrowing. Borrowings under these agreements amounted to $175 million at March 31, 2001 and carried a weighted average interest rate of 5.97%.

In addition, the Company has available accounts receivable securitization programs to sell up to $200 million of domestic accounts receivable to agent banks. As of March 31, 2001, $185 million of domestic accounts receivable had been sold under these programs. In addition, the Company's European subsidiaries have accounts receivable securitization programs to sell up to $33 million of accounts receivable. As of March 31, 2001, $33 million of receivables had been sold under these programs.

On March 24, 2001, the Company terminated the $300 million variable interest rate swap contract related to its 8.5% Senior Notes. The Company received $21.9 million of cash proceeds from the settlement of the contract, which represented the market value of the contract on the date of termination. These proceeds were used to pay down debt. In accordance with SFAS No. 133 and SFAS No 138, as they relate to fair value hedge accounting, the $21.9 million has been recorded as an increase to the carrying amount of the Senior Notes and will be amortized to earnings over the life of the notes.

On March 28, 2001, the Company sold its equity interest in Yorkshire Group PLC for $7 million. The sale resulted in a pre-tax loss of $1.5 million (included in other expense). These proceeds were used to pay down debt.

The Company is continuing to work on the divestitures of both its Refined Products and Industrial Specialties businesses. Despite the difficult economic environment, the Company expects its efforts to be successful during the second quarter of 2001, with the proceeds primarily to be used to pay down debt.

Capital expenditures for the first three months of 2001 amounted to $36.6 million as compared to $29.9 million during the same period of 2000. The increase is primarily due to the facility expansion in the Sistersville, West Virginia plant for the production of silanes. Capital expenditures are expected to approximate $155 million in 2001, primarily related to the Company's replacement needs and expansion and improvement of domestic and foreign facilities.

ACCOUNTING DEVELOPMENTS

Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for
Derivative Instruments and Hedging Activities," and SFAS No 138,
"Accounting for Certain Derivative Instruments and Certain Hedging Activities." For further details, see the Derivative Instruments and Hedging Activities footnote included in the Notes to Consolidated Financial Statements (Unaudited) section of this Form 10-Q.


ENVIRONMENTAL MATTERS

The Company is involved in claims, litigation, administrative proceedings and investigations of various types in a number of jurisdictions. A number of such matters involve claims for a material amount of damages and relate to or allege environmental liabilities, including clean-up costs associated with hazardous waste disposal sites, natural resource damages, property damage and personal injury. The Company and some of its subsidiaries have been identified by federal, state or local governmental agencies, and by other potentially responsible parties (each a "PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States. In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.

The Company continually evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. As of March 31, 2001, the Company's reserves for environmental remediation activities totaled $159.9 million. It is reasonably possible that the Company's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

The Company intends to assert all meritorious legal defenses and all other equitable factors which are available to it with respect to the above matters. The Company believes that the resolution of these environmental matters will not have a material adverse effect on its consolidated financial position. While the Company believes it is unlikely, the resolution of these environmental matters could have a material adverse effect on the Company's consolidated results of operations in any given year if a significant number of these matters are resolved unfavorably.


EURO CONVERSION

On January 1, 1999, certain member countries of the European Union adopted the Euro as their common legal currency. Between January 1, 1999 and December 31, 2001, transactions may be conducted in either the Euro or the participating countries national currency. However, by January 1, 2002, the participating countries will withdraw their national currency as legal tender and complete the conversion to the Euro.

The Company conducts business in Europe and does not expect the conversion to the Euro to have an adverse effect on its competitive position or consolidated financial position.


FORWARD-LOOKING STATEMENTS

Certain statements made in this Form 10-Q are forward-looking statements that involve risks and uncertainties, including, but not limited to, general economic conditions, energy and raw material prices and availability, production capacity, changes in interest rates and foreign currency exchange rates, changes in technology, market demand and customer requirements, the enactment of more stringent environmental laws and regulations, and other risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission. These statements are based on currently available information and the Company's actual results may differ significantly from the results discussed. Forward-looking information is intended to reflect opinions as of the date this Form 10-Q was issued and such information will not necessarily be updated by the Company.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Refer to the Market Risk & Risk Management Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

The fair market value of long-term debt is subject to interest rate risk. The Company's long-term debt amounted to $1,413 million at March 31, 2001. The fair market value of such debt was $1,408 million, which has been determined primarily based on quoted market prices.

On March 24, 2001, the Company terminated the $300 million variable interest rate swap contract related to its 8.5% Senior Notes. The Company received $21.9 million of cash proceeds from the settlement of the contract, which represented the market value of the contract on the date of termination. In accordance with SFAS No. 133 and SFAS No 138, as they relate to fair value hedge accounting, the $21.9 million has been recorded as an increase to the carrying amount of the Senior Notes and will be amortized to earnings over the life of the notes.

There have been no other significant changes in market risk since December 31, 2000.

PART II.  OTHER INFORMATION:


ITEM 1.  Legal Proceedings

(i) Reference is made to Item 3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 for information relating to the Vertac Chemical Corporation site in Jacksonville, Arkansas. On April 10, 2001, the United States Court of Appeals for the Eighth Circuit ("Court") (i) reversed a decision in favor of the United States and against Hercules Incorporated ("Hercules") with regard to the issue of divisibility of harm and remanded the case back to the trial court for a trial on the issue; (ii) affirmed the finding of arranger liability against Uniroyal Chemical Co./Cie ("Uniroyal"); and (iii) set aside the findings of contribution between Hercules and Uniroyal by the trial court pending a decision upon remand. The Court also deferred ruling on all constitutional issues raised by Hercules and Uniroyal pending subsequent findings by the trial court. Uniroyal has filed a petition for rehearing by the full Court on the Court's finding of arranger liability against Uniroyal.

(ii) Reference is made to Item 3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 for information pertaining to the Registrant as a defendant in two similar actions pending in California state courts and arising out of the Registrant's involvement in the polybutylene resin manufacturing business in the 1970's. In December 2000, the Registrant settled the action, Alameda County Water District v. Mobil Oil Corporation, et al., for the amount of $1,900,000, and in April 2001, the Registrant agreed to settle the action, Marin Municipal Water District v. Shell Oil Company, et al., for the amount of $525,000.


ITEM 4.  Submission of Matters to a Vote of Security Holders


(a) The Annual Meeting of the Stockholders was held on April 24, 2001.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation A under the Securities Exchange Act of 1934; there was no solicitation in opposition to the nominees for the Board of Directors as listed in the Proxy Statement; and all of such nominees were elected.

(c) A brief description of each matter voted upon at the Annual Meeting, and the results of voting, are as follows:

1. Election of Class I directors to serve for a term expiring in 2004:

                                    FOR                 WITHHELD

           Leo I. Higdon, Jr.  95,313,492 shares    1,394,112 shares
           C. A. Piccolo       95,279,231 shares    1,428,373 shares
           Bruce F. Wesson     95,271,586 shares    1,436,018 shares

2. To approve the adoption of the Crompton Corporation 2001 Employee Stock Purchase Plan:


                    FOR                AGAINST          ABSTAINED


             95,114,659 shares    1,338,033 shares   254,912 shares

3. Approval of the selection by the Board of Directors of KPMG LLP as Independent Auditors for 2001:

                    FOR                AGAINST          ABSTAINED

             93,490,403 shares    3,125,078 shares    92,123 shares


ITEM 6.  Exhibits and Reports on Form 8-K


          (a) Exhibits

              Number    Description

                10 Form of 2001-2002 Long Term Incentive Award Agreement, dated as of January 31, 2001, by and between the Registrant and various of its executive officers (filed herewith).


          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.




                      CROMPTON CORPORATION
                            Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CROMPTON CORPORATION
                                    (Registrant)


                             /s/   Peter Barna

Date:  May 14, 2001                Peter Barna
                                   Senior Vice President and
                                   Chief Financial Officer

                            /s/    Barry J. Shainman

Date:  May 14, 2001                Barry J. Shainman
                                   Secretary