Form 10-Q
period 2001-06-30
CROMPTON CORP
filed 2001-08-13
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q

      X     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 2001

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

                         YES   X             NO

The number of shares of common stock outstanding is as follows:

              Class                        Outstanding at July 31, 2001

Common Stock - $.01 par value                       113,139,545



                  CROMPTON CORPORATION AND SUBSIDIARIES
                                FORM 10-Q
                   FOR THE QUARTER ENDED JUNE 30, 2001



                       INDEX                                           PAGE


PART I.     FINANCIAL INFORMATION

 Item 1.    Financial Statements and Accompanying Notes

            Consolidated Statements of Operations (Unaudited)
            - Second quarter and six months ended 2001 and 2000         2

            Consolidated Balance Sheets - June 30, 2001 (Unaudited)
            and December 31, 2000                                       3

            Consolidated Statements of Cash Flows (Unaudited) - Six
            months ended 2001 and 2000                                  4

            Notes to Consolidated Financial Statements (Unaudited)      5

 Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         8

 Item 3.    Quantitative and Qualitative Disclosure of Market Risk     14


PART II.    OTHER INFORMATION

 Item 1.    Legal Proceedings                                          15

 Item 6.    Exhibits and Reports on Form 8-K                           16

Signatures                                                             17




                     CROMPTON CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Operations (Unaudited) Second quarter and six months ended 2001 and 2000 (In thousands of dollars, except per share data)


                            Second quarter ended        Six months ended
                            2001            2000        2001        2000

Net sales                $ 724,032     $ 802,886   $ 1,461,968 $ 1,571,904

Cost of products sold      503,002       530,794     1,017,589   1,048,510
Selling, general and
 administrative            105,066       110,302       211,705     222,746
Depreciation and
 amortization               46,793        44,920        93,717      90,684
Research and development    20,669        23,094        41,233      45,536
Equity income               (1,821)       (3,989)       (7,808)    (11,534)

Operating profit            50,323        97,765       105,532     175,962
Interest expense            27,731        29,674        56,485      57,895
Other expense                  882           924         2,697       2,273

Earnings before income
 taxes                      21,710        67,167        46,350     115,794
Income taxes                 7,816        25,626        16,686      44,580

Net earnings             $  13,894    $   41,541   $    29,664 $    71,214


Basic earnings per
 common share            $     .12    $      .36   $       .26 $       .62


Diluted earnings
per common share         $     .12    $      .36   $       .26 $       .62


Dividends declared
 per common share        $     .05    $      .05   $       .10 $       .10




See accompanying notes to consolidated financial statements.





                  CROMPTON CORPORATION AND SUBSIDIARIES
                      Consolidated Balance Sheets
             June 30, 2001 (Unaudited) and December 31, 2000
                        (In thousands of dollars)



                                    June 30,            December 31,
                                      2001                 2000

ASSETS

 CURRENT ASSETS
 Cash                            $     7,048           $    20,777
 Accounts receivable                 320,660               323,097
 Inventories                         558,312               552,386
 Other current assets                168,452               180,635
   Total current assets            1,054,472             1,076,895

 NON-CURRENT ASSETS
 Property, plant and equipment     1,158,918             1,182,087
 Cost in excess of acquired
  net assets                         924,707               938,792
 Other assets                        332,306               330,553

                                 $ 3,470,403           $ 3,528,327

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
  Notes payable                  $    42,905           $    27,429
  Accounts payable                   306,884               234,955
  Accrued expenses                   271,222               306,680
  Income taxes payable               122,235               127,950
  Other current liabilities           17,502                18,449
    Total current liabilities        760,748               715,463

  NON-CURRENT LIABILITIES
  Long-term debt                   1,422,101             1,479,394
  Postretirement health care
   liability                         204,433               206,469
  Other liabilities                  344,589               373,025

  STOCKHOLDERS' EQUITY
  Common stock                         1,194                 1,194
  Additional paid-in capital       1,051,815             1,051,371
  Accumulated deficit               (115,508)             (133,864)
  Accumulated other
   comprehensive income             (124,799)              (86,221)
  Treasury stock at cost             (74,170)              (78,504)
    Total stockholders' equity       738,532               753,976
                                 $ 3,470,403           $ 3,528,327



See accompanying notes to consolidated financial statements.

                    CROMPTON CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Cash Flows (Unaudited)
                        Six months ended 2001 and 2000
                           (In thousands of dollars)



Increase (decrease) in cash                   2001              2000

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                          $    29,664       $    71,214
  Adjustments to reconcile net
   earnings to net cash provided
   by operations:
    Depreciation and amortization            93,717            90,684
    Equity income                            (7,808)          (11,534)
    Changes in assets and
     liabilities, net                       (20,244)          (67,378)
    Net cash provided by operations          95,329            82,986

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                     (76,635)          (68,030)
   Merger related expenditures               (3,863)          (45,244)
   Other investing activities                 6,788           (24,553)
   Net cash used in investing
    activities                              (73,710)         (137,827)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds on senior notes                       -           593,754
   Payments on long-term borrowings         (51,575)         (446,594)
   Proceeds (payments) on
    short-term borrowings                    15,645           (26,273)
   Proceeds from sale (repurchases)
    of accounts receivable                    9,221           (12,928)
   Treasury stock acquired                        -           (43,464)
   Dividends paid                           (11,308)          (11,418)
   Other financing activities                 3,680             4,428
   Net cash (used in) provided by
    financing activities                    (34,337)           57,505

CASH
   Effects of exchange rate
    changes on cash                          (1,011)             (226)

   Change in cash                           (13,729)            2,438

   Cash at the beginning of period           20,777            10,543

   Cash at the end of period            $     7,048       $    12,981






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

Included in accounts receivable are allowances for doubtful accounts of $21.0 million at June 30, 2001 and $22.1 million at December 31, 2000.

Accumulated depreciation amounted to $626.9 million at June 30, 2001 and $562.6 million at December 31, 2000.

Accumulated amortization of cost in excess of acquired net assets amounted to $86.5 million at June 30, 2001 and $73.8 million at December 31, 2000.

Accumulated amortization of patents, trademarks and other intangibles Included in other assets amounted to $154.9 million at June 30, 2001 and $148.4 million at December 31, 2000.

It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 2000 Annual Report on Form 10-K.


MERGER ACCRUALS

As a result of the merger of Crompton and Knowles Corporation and Witco Corporation on September 1, 1999 (the "Merger"), the Company recorded merger related accruals as a component of goodwill, of which $25.3 million remained at December 31, 2000. During the first six months of 2001, these accruals were reduced by payments of $3.9 million and non-cash charges of $0.1 million. The payments included $2.2 million for severance and related costs and $1.7 million for other merger related costs.

Also, as a result of the Merger, the Company recorded other accruals, of which $7.1 million remained at December 31, 2000. During the first six months of 2001, payments of $1.3 million were made against these other accruals.


COMMON STOCK

As of June 30, 2001, there were 119,372,359 common shares issued and 113,125,319 common shares outstanding at $.01 par value.


INVENTORIES

Components of inventories are as follows:

(In thousands)                                  June 30,       December 31,
                                                  2001             2000

Finished goods                                $ 425,331         $ 421,200
Work in process                                  25,720            29,610
Raw materials and supplies                      107,261           101,576
                                              $ 558,312         $ 552,386

EARNINGS PER COMMON SHARE

The computation of basic earnings per common share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per common share is based on the weighted average number of common and common equivalent shares outstanding. The following is a reconciliation of the shares used in the computations:


(In thousands)                 Second quarter ended      Six months ended
                               2001           2000       2001        2000

Weighted average common
 shares outstanding            113,113      113,884     113,041   114,109
Effect of dilutive stock options
 and other equivalents           2,991        1,316       3,101     1,565

Weighted average common and
 common equivalent shares
 outstanding                   116,104      115,200     116,142   115,674


COMPREHENSIVE INCOME (LOSS)

An analysis of the Company's comprehensive income (loss) follows:

(In thousands)                   Second quarter ended      Six months ended
                                 2001           2000       2001        2000

Net earnings                   $  13,894  $ 41,541    $  29,664   $ 71,214
Other comprehensive income
 (expense):
 Foreign currency translation
  adjustments                    (16,583)     (413)     (38,047)   (11,943)
 Other                              (229)       36         (531)        71
Comprehensive income (loss)    $  (2,918) $ 41,164    $  (8,914)  $ 59,342



The components of accumulated other comprehensive income (loss) at June 30, 2001 and December 31, 2000 are as follows:

                                               June 30,         December 31,
(In thousands)                                   2001              2000

Foreign currency translation adjustments       $ (121,880)      $ (83,833)
Other                                              (2,919)         (2,388)
Accumulated other comprehensive income (loss)  $ (124,799)     $  (86,221)


DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (the "Statements"). In accordance with the transition provisions of the Statements, the Company recorded in the first quarter an after-tax gain of $346,000 to recognize at fair value all derivatives that are designated as fair value hedging instruments. The pre-tax gain of $567,000 is included in other expense in the statement of operations. The Company also recorded in the first quarter a loss of $234,000 as a component of accumulated other comprehensive income to recognize at fair value all derivatives that are designated as cash flow hedging instruments.


For the quarter and six months ended June 30, 2001, the difference between the change in the market value of the fair-value hedge contracts and the change in the market value of the hedged items was not significant. For the quarter and six months ended June 30, 2001, the Company recorded a gain of $92,000 and a loss of $264,000, respectively, as a component of accumulated other comprehensive income to recognize the change in fair value of all derivatives that are designated as cash-flow hedging instruments.


BUSINESS SEGMENT DATA

(In thousands)             Second quarter ended       Six months ended
                           2001           2000        2001        2000
Net Sales

Polymer Products
  Polymer Additives       $ 225,670    $ 252,665   $  470,527   $  510,498
  Polymers                   77,430       85,899      158,932      167,315
  Polymer Processing
   Equipment                 58,116       80,049      116,862      149,130
  Eliminations               (2,750)      (3,885)      (6,674)      (7,429)
                            358,466      414,728      739,647      819,514
Specialty Products
  OrganoSilicones           108,587      121,655      220,477      248,690
  Crop Protection           126,795      133,882      232,175      239,344
  Other                     130,184      132,621      269,669      264,356
                            365,566      388,158      722,321      752,390

  Total Net Sales         $ 724,032    $ 802,886   $1,461,968   $1,571,904

Operating Profit

Polymer Products
  Polymer Additives       $   9,901    $  21,956   $   22,713   $  44,293
  Polymers                   12,104       19,253       27,102      38,572
  Polymer Processing
   Equipment                 (4,282)       7,936       (3,225)     12,188
                             17,723       49,145       46,590      95,053

Specialty Products
  OrganoSilicones            13,760       25,538       25,130      47,306
  Crop Protection            32,868       36,385       58,892      60,362
  Other                       5,304        8,524       14,044      15,558
                             51,932       70,447       98,066     123,226

General corporate expense,
 including amortization     (19,332)     (21,827)     (39,124)    (42,317)

  Total Operating Profit  $  50,323    $  97,765   $  105,532   $ 175,962




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SECOND QUARTER RESULTS

Overview

Consolidated net sales of $724 million for the second quarter of 2001 decreased 10% from the comparable period in 2000. This decrease was primarily the result of the weak domestic economy (including 1% lower pricing) and a 2% negative foreign currency impact, primarily the Euro. Specifically, the Company has been affected by persistent softness in domestic auto production, the dramatic drop in industrial production and significant weakness in capital spending for machinery. International sales, including U.S. exports, were 49% of total sales, up from 43% in the second quarter of 2000.

Net earnings for the second quarter were $13.9 million, or $0.12 per common share, as compared to net earnings of $41.5 million, or $0.36 per common share, in the second quarter of 2000. The decrease was primarily due to the impact of lower sales, higher raw material and energy costs ($15 million) and unfavorable foreign currency impact ($3 million), offset in part by lower costs and the reversal of certain environmental remediation reserves no longer deemed necessary ($5.9 million).

Gross margin as a percentage of sales was 30.5% for the second quarter of 2001 as compared to 33.9% for the second quarter of 2000. The decrease was primarily due to higher product costs (including raw materials and energy) and lower selling prices, offset in part by the reversal of certain environmental remediation reserves no longer deemed necessary. Consolidated operating profit of $50.3 million decreased 49% versus the second quarter of 2000.

Polymer Products

Polymer additives sales of $225.7 million declined from the prior year by 11%, of which 3% was due to foreign currency translation, 2% to lower pricing and the remainder to lower unit volume resulting from the weak domestic economy. Plastic additives sales decreased 10% due primarily to lower unit volume and pricing resulting from a weak domestic economy and unfavorable foreign currency translation. Rubber chemicals sales decreased 16% due primarily to a weak automotive market. Urethane chemicals sales declined
5% due mainly to lower foreign currency translation. Operating profit of $9.9 million was down 55% from the second quarter of 2000 due primarily to lower unit volume and selling prices, and higher raw material and energy costs.

Polymer sales of $77.4 million declined 10% from the second quarter of 2000 due primarily to lower unit volume. EPDM sales declined 9% due mainly to reduced demand attributable to continued weakness in domestic auto production. Urethane polymer sales decreased 11% due primarily to the decline in industrial production. Operating profit of $12.1 million was 37% lower than the second quarter of 2000 due primarily to lower unit volume and higher product costs including energy.

Polymer processing equipment sales of $58.1 million were down 27% from the prior year due mainly to lower unit volume caused by a large decline in capital equipment spending. Lower sales and an unfavorable mix of lower margin systems business resulted in a second quarter operating loss of $4.3 million that was unfavorable to the prior year by $12.2 million. Backlog at the end of June was $92 million, down $13 million from the end of 2000.

Specialty Products

OrganoSilicones sales of $108.6 million declined 11% from the second quarter of 2000 due to lower unit volume mainly attributable to continued weakness in the U.S. economy and a 2% impact each in lower selling prices and lower foreign currency translation. Operating profit of $13.8 million was down 46% from the prior year due primarily to lower sales and higher product costs including energy.

Crop protection sales of $126.8 million were 5% lower than the second quarter of 2000 primarily due to lower unit volume and 1% lower foreign currency translation. Actives sales were down 4% due equally to lower unit volume and foreign currency translation, while surfactants sales declined 8% due mainly to lower unit volume. Operating profit of $32.9 million declined 10% from the prior year due mainly to lower unit volume and higher raw material costs.

Other sales of $130.2 million were down 2% from the second quarter of 2000 due primarily to a decline in unit volume, partially offset by higher selling prices of 2%. Petroleum additives sales were up 4% due mainly to improved unit volume. Refined products sales were down 2% as a result of lower unit volume, partially offset by increased selling prices. Industrial colors sales were down 13% due primarily to reduced unit volume. Glycerine/fatty acids sales were down 8% due equally to lower selling prices and reduced unit volume. Operating profit of $5.3 million was 38% lower than the prior year due mainly to lower unit volume and higher raw material and energy costs that were only partially recovered through higher selling prices.

Other

Selling, general and administrative expenses of $105.1 million decreased 5% versus the second quarter of 2000 primarily as a result of cost savings initiatives and lower foreign currency translation. Depreciation and amortization increased 4% as a result of a higher fixed asset base.
Research and development costs decreased 11% primarily as a result of cost savings initiatives. Interest expense of $27.7 million decreased 7% mainly due to lower interest rates on the Company's borrowings. The effective tax rate of 36% decreased from 38.2% in the comparable quarter of 2000, primarily as a result of a shift in earnings to jurisdictions with more favorable tax rates.


YEAR-TO-DATE RESULTS

Overview

Consolidated net sales of $1.46 billion for the first six months of 2001 decreased 7% from the comparable period in 2000. The decrease was primarily the result of the weak domestic economy and a 2% negative foreign currency impact, primarily the Euro. International sales, including U.S. exports, were 49% of total sales, up from 45% for the first six months of 2000.

Net earnings for the first six months were $29.7 million, or $0.26 per common share, as compared to net earnings of $71.2 million, or $0.62 per common share, for the first six months of 2000. The decrease was primarily due to the impact of lower sales, higher raw material and energy costs ($35 million) and unfavorable foreign currency impact ($7 million), offset in part by lower costs, the reversal of certain environmental remediation reserves no longer deemed necessary ($5.9 million) and a pension curtailment gain ($4.7 million).

Gross margin as a percentage of sales was 30.4% for the first six months of 2001 as compared to 33.3% for the first six months of 2000. The decrease was primarily due to higher product costs (including raw materials and energy), offset in part by the reversal of certain environmental remediation reserves no longer deemed necessary and a pension curtailment gain. Consolidated operating profit of $105.5 million decreased 40% versus the first six months of 2000.

Polymer Products

Polymer additives sales of $470.5 million were down 8% from the first six months of 2000, of which 3% was due to foreign currency translation, 2% to lower pricing and the balance to lower unit volume mainly attributable to the weak domestic economy. Plastic additives sales decreased 8% due primarily to lower unit volume and pricing resulting from a weak domestic economy and unfavorable foreign currency translation. Rubber chemicals sales declined 8% due primarily to persistent weakness in the automotive market. Urethane chemicals sales decreased 7% due to unfavorable foreign currency translation and lower unit volume. Operating profit of $22.7 million was 49% lower than the first six months of 2000 due mainly to lower unit volume and selling prices, and higher raw material and energy costs.

Polymer sales of $158.9 million declined 5% from the first six months of 2000 due mainly to lower unit volume. EPDM sales were down 6% due primarily to reduced demand in the automotive sector. Urethane polymer sales declined 4% due mainly to lower industrial production. Operating profit of $27.1 million was down 30% from the prior year due primarily to lower unit volume and higher product costs (including raw materials and energy).

Polymer processing equipment sales of $116.9 million were 22% lower than the first six months of 2000 due primarily to a large decline in capital equipment spending. The decline in sales and an unfavorable mix of lower margin systems business led to an operating loss of $3.2 million for the first six months of 2001 that was unfavorable compared to the prior year by $15.4 million.

Specialty Products

OrganoSilicones sales of $220.5 million declined 11% from the first six months of 2000 due primarily to lower demand attributable to the weak domestic economy (including 1% lower selling prices) and unfavorable foreign currency translation of 2%. Operating profit of $25.1 million was 47% lower than the first six months of 2000 mainly as a result of lower sales and higher product costs including energy.

Crop protection sales of $232.2 million were down 3% from the prior year due to unfavorable foreign currency translation of 2% and lower unit volume. Actives sales declined 2% due primarily to lower foreign currency translation, while lower unit volume caused surfactants sales to decline 5%. Operating profit of $58.9 million was down 2% from the first six months of 2000 due mainly to lower sales and higher raw material costs, partially offset by a pension curtailment gain of $4.7 million.

Other sales of $269.7 million were up 2% from the prior year due mainly to a 4% increase in prices, partially offset by lower foreign currency translation of 1% and lower unit volume. Petroleum additives sales rose 7% due primarily to higher unit volume and pricing. Refined products sales increased 6% due primarily to higher selling prices. Industrial colors and glycerine/fatty acids sales were both down
12% due to lower unit volume and selling prices. Operating profit of $14.0 million was 10% lower than the prior year as higher raw material and energy costs more than offset improved pricing.

Other

Selling, general and administrative expenses of $211.7 million decreased
5% versus the first six months of 2000 primarily as a result of cost savings initiatives and lower foreign currency translation. Depreciation and amortization increased 3% as a result of a higher fixed asset base. Research and development costs decreased 9% primarily as a result of cost savings initiatives. Interest expense of $56.5 million decreased 2% mainly due to lower interest rates on the Company's borrowings. The effective tax rate of 36% decreased from 38.5%, primarily as a result of a shift in earnings to jurisdictions with more favorable tax rates.


LIQUIDITY AND CAPITAL RESOURCES

The June 30, 2001 working capital balance of $293.7 million decreased $67.7 million from the year-end 2000 balance of $361.4 million, and the current ratio decreased to 1.4 from 1.5. The decreases in working capital and the current ratio were primarily due to an increase in accounts payable. Days sales in receivables decreased to 41 days for the first six months of 2001, versus 48 days for the first six months of 2000, primarily due to the impact of accounts receivable securitization programs and an increased focus on collection efforts. Inventory turnover decreased to 3.6 from 3.8 for the same period of 2000 primarily as a result of the weak domestic economy.


Net cash provided by operations of $95.3 million increased $12.3 million from the net cash provided by operations of $83 million in the first half of 2000. The increase was primarily the result of the increase in accounts payable partially offset by the decrease in accrued expenses and lower earnings. Net cash provided by operations and the reduction in cash, together with proceeds from the sales of accounts receivable and the equity interest in Yorkshire Group PLC, were used primarily to reduce borrowings under the Company's revolving credit agreements, finance capital expenditures and make dividend payments. The Company's debt to total capital ratio decreased slightly to 66% from 67% at year-end 2000. The Company's future liquidity needs are expected to be financed from operations.

The Company has a 364-day senior unsecured revolving credit facility of $192 million available through October 2001 and a five-year senior unsecured credit facility of $400 million available through October 2004. Borrowings on these facilities are at various rate options to be determined on the date of borrowing. Borrowings under these agreements amounted to $185 million at June 30, 2001 and carried a weighted average interest rate of 4.77%. As of June 30, 2001, the Company has obtained ninety-day waivers from its lenders regarding the debt to EBITDA covenant contained in its five-year and 364 day credit agreements.

In addition, the Company has an accounts receivable securitization program to sell up to $200 million of domestic accounts receivable to agent banks. As of June 30, 2001, $185 million of domestic accounts receivable had been sold under these programs. In addition, the Company's European subsidiaries have accounts receivable securitization programs to sell up to $58 million of accounts receivable. As of June 30, 2001, $37 million of receivables had been sold under these programs.

On March 24, 2001, the Company terminated the $300 million variable interest rate swap contract related to its 8.5% Senior Notes. The Company received $21.9 million of cash proceeds from the settlement of the contract, which represented the market value of the contract on the date of termination. These proceeds were used to pay down debt. In accordance with SFAS No. 133 and SFAS No. 138, as they relate to fair-value hedge accounting, the $21.9 million has been recorded as an increase to the carrying amount of the Senior Notes and will be amortized to earnings over the life of the notes.

On March 28, 2001, the Company sold its equity interest in Yorkshire Group PLC for $7 million. The sale resulted in a pre-tax loss of $1.5 million (included in other expense). These proceeds were used to pay down debt.

On July 2, 2001, the Company announced a restructuring program that is expected to lower operating costs by approximately $60 million by the end of 2002. The savings will be realized through a program of facility consolidation and workforce reduction, together with improvements in procurement and working capital control. The Company anticipates a pre-tax charge of approximately
$90 to $110 million relating to the restructuring program. The charge is expected to be recorded in the third quarter and beyond as events trigger recognition under generally accepted accounting principles. Approximately 50% of the charge relates to non-cash items.

The Company is continuing work on the divestitures of both its Refined Products and Industrial Specialties businesses. The Company believes that it has a high probability of completing the divestiture of Industrial Specialties in the months ahead. The Company anticipates that the divestiture of Refined Products will take additional time due to the unfavorable market conditions. The proceeds from these divestitures will be primarily used to pay down debt.

Capital expenditures for the first six months of 2001 amounted to $76.6 million as compared to $68 million during the same period of 2000. The increase is primarily due to the facility expansion in the Sistersville, West Virginia plant for the production of silanes. Capital expenditures are expected to approximate $155 million in 2001, primarily related to the Company's replacement needs and expansion and improvement of domestic and foreign facilities.


ACCOUNTING DEVELOPMENTS

Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." For further details, see the Derivative Instruments and Hedging Activities footnote included in the Notes to Consolidated Financial Statements (Unaudited) section of this Form 10-Q.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. It also specifies criteria that intangible assets acquired in a purchase combination must meet to be recognized apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment at least annually. Other intangible assets will continue to be amortized over their useful lives. The provisions of SFAS No. 141 are effective immediately, with the exception of transitional provisions related to business combinations initiated prior to June 30, 2001, which are delayed until the adoption of SFAS No. 142. The provisions of SFAS No. 142 are required to be adopted effective January 1, 2002.

The Company will apply the transitional provisions of SFAS No. 141 and the provisions of SFAS No. 142 beginning in the first quarter of 2002. The Company will evaluate its existing intangible assets and goodwill and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141. In accordance with SFAS No. 142, the Company will reassess the useful lives of its intangible assets and will test its goodwill and intangible assets for impairment and recognize any impairment loss as a cumulative effect of change in accounting principle in 2002. The Company expects that the application of the non-amortization provisions of SFAS No. 142 will result in an annual decrease in goodwill amortization expense of approximately $26 million. At this time it is not practicable to estimate the impact of adopting the impairment provisions of SFAS
No. 142 on the earnings and financial position of the Company.


ENVIRONMENTAL MATTERS

The Company is involved in claims, litigation, administrative proceedings and investigations of various types in a number of jurisdictions. A number of such matters involve claims for a material amount of damages and relate to or allege environmental liabilities, including clean-up costs associated with hazardous waste disposal sites, natural resource damages, property damage and personal injury. The Company and some of its subsidiaries have been identified by federal, state or local governmental agencies, and by other potentially responsible parties (each a "PRP") under the omprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States. In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.

The Company continually evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. As of June 30, 2001, the Company's reserves for environmental remediation activities totaled $149.5 million.
It is possible that the Company's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

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


FORWARD-LOOKING STATEMENTS

Certain statements made in this Form 10-Q are forward looking statements that involve risks and uncertainties, including, but not limited to, general economic conditions, energy and raw material prices and availability, production capacity, changes in interest rates and foreign currency exchange rates, changes in technology, market demand and customer requirements, expected restructuring activities and cost reductions, the enactment of more stringent environmental laws and regulations, and other risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission. These statements are based on currently available information and the Company's actual results may differ significantly from the results discussed. Forward-looking information is intended to reflect opinions as of the date this Form 10-Q was issued and such information will not necessarily be updated by the Company.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK


Refer to the Market Risk & Risk Management Policies section of
Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

The fair market value of long-term debt is subject to interest rate risk. The Company's long-term debt amounted to $1,422 million at June 30, 2001. The fair market value of such debt was $1,407 million which has been determined primarily based on quoted market prices.

On March 24, 2001, the Company terminated the $300 million variable interest rate swap contract related to its 8.5% Senior Notes. The Company received $21.9 million of cash proceeds from the settlement of the contract, which represented the market value of the contract on the date of termination. In accordance with SFAS No. 133 and SFAS No. 138, as they relate to fair-value hedge accounting, the $21.9 million has been recorded as an increase to the carrying amount of the Senior Notes and will be amortized to earnings over the life of the notes.

There have been no other significant changes in market risk since
December 31, 2000.



PART II.  OTHER INFORMATION


ITEM 1.  Legal Proceedings
(i) Reference is made to Item 3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and to Part II, Item 1(i) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, for the information relating to the Vertac Chemical Corporation site in Jacksonville, Arkansas. On June 6, 2001, the United States Court of Appeals for the Eighth Circuit ("Court") denied
Uniroyal's petition for rehearing by the full Court on the Court's finding of arranger liability against Uniroyal.



ITEM 6.  Exhibits and Reports on Form 8-K


          (a) Exhibits

              Number            Description

               4.1 Waiver No. 1 dated as of June 30, 2001, to the 364-Day Credit Agreement dated as of October 28, 1999 as amended as of October
                                26, 2000, among the Registrant, certain
                                subsidiaries of the Registrant, various
                                banks, The Chase Manhattan Bank, as Syndication Agent, Citibank, N.A., as Administrative
                                Agent and Bank of America, N.A. and Deutsche
                                Bank Securities Inc., as Co-Documentation
                                Agents (filed herewith).


               4.2 Waiver No. 1 dated as of June 30, 2001, to the Five-Year Credit Agreement dated as of October 28, 1999 among the Registrant, certain subsidiaries of the Registrant, various banks, The Chase Manhattan Bank, as
                                Syndication Agent, Citibank, N.A., as
                                Administrative Agent and Bank of America, N.A. and Deutsche Bank Securities Inc., as Co-Documentation Agents (filed herewith).


          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.






                                CROMPTON CORPORATION
                                     Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CROMPTON CORPORATION
                                            (Registrant)





Date:   August 13, 2001	                /s/   Peter Barna
                                        Peter Barna
                                        Senior Vice President and Chief
                                        Financial Officer






Date:   August 13, 2001	                /s/   Barry J. Shainman
                                        Barry J. Shainman
                                        Secretary