Form 10-Q
period 2001-09-30
CROMPTON CORP
filed 2001-11-13
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                         FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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



                     YES   X             NO



The number of shares of common stock outstanding is as follows:

      Class                 Outstanding at October 31, 2001

Common Stock - $.01 par value         113,009,782




        CROMPTON CORPORATION AND SUBSIDIARIES
                    FORM 10-Q
      FOR THE QUARTER ENDED SEPTEMBER 30, 2001


               INDEX                                          PAGE


PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements and Accompanying Notes

         Consolidated Statements of Operations (Unaudited)
         - Third quarter and nine months ended 2001 and 2000    2

         Consolidated Balance Sheets - September 30, 2001
         (Unaudited) and December 31, 2000                      3

         Consolidated Statements of Cash Flows (Unaudited)
         - Nine months ended 2001 and 2000                      4

         Notes to Consolidated Financial Statements
         (Unaudited)                                            5

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations          9

 Item 3. Quantitative and Qualitative Disclosure
         of Market Risk                                        15


PART II. OTHER INFORMATION

 Item 1. Legal Proceedings                                     16

 Item 6. Exhibits and Reports on Form 8-K                      17

 Signatures                                                    18







             CROMPTON CORPORATION AND SUBSIDIARIES
        Consolidated Statements of Operations (Unaudited)
       Third quarter and nine months ended 2001 and 2000
       (In thousands of dollars, except per share data)

                       Third quarter ended      Nine months ended
                         2001       2000        2001         2000

Net sales             $ 651,921  $ 738,456  $ 2,113,889  $ 2,310,360

Cost of products sold   454,608    510,914    1,472,197    1,559,424
Selling, general and
 administrative         105,105     95,736      316,810      318,482
Depreciation and
 amortization            46,887     45,284      140,604      135,968
Research and
 development             20,973     20,609       62,206       66,145
Facility closures,
 severance and
 related costs (a)       95,936          -       95,936            -
Equity (income)loss       2,342        701       (5,466)     (10,833)

Operating profit (loss) (73,930)    65,212       31,602      241,174
Interest expense         27,277     30,944       83,762       88,839
Other expense             1,692      2,803        4,389        5,076

Earnings (loss)
 before income taxes   (102,899)    31,465      (56,549)     147,259
Income taxes
 (benefit)              (34,691)     9,905      (18,005)      54,485

Net earnings (loss)   $ (68,208) $  21,560  $   (38,544) $    92,774

Basic earnings (loss)
 per common share     $    (.60) $     .19  $      (.34) $       .81

Diluted earnings
 (loss) per common
 share                $    (.60) $     .19  $      (.34) $       .81

Dividends declared
 per common share     $     .05  $     .05  $       .15  $       .15



(a) Excludes $7,135 included in cost of products sold.


See accompanying notes to consolidated financial statements.




            CROMPTON CORPORATION AND SUBSIDIARIES
                  Consolidated Balance Sheets
   September 30, 2001 (Unaudited) and December 31, 2000
                  (In thousands of dollars)

                              September 30,     December 31,
                                  2001              2000
ASSETS

 CURRENT ASSETS
 Cash                        $    10,810        $    20,777
 Accounts receivable             257,908            323,097
 Inventories                     536,479            552,386
 Other current assets            184,275            180,635
  Total current assets           989,472          1,076,895

 NON-CURRENT ASSETS
 Property, plant and
  equipment                    1,126,788          1,182,087
 Cost in excess of acquired
  net assets                     919,205            938,792
 Other assets                    340,270            330,553

                             $ 3,375,735        $ 3,528,327

LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
 Notes payable               $    16,257        $    27,429
 Accounts payable                268,571            234,955
 Accrued expenses                288,238            306,680
 Income taxes payable            108,746            127,950
 Other current liabilities        15,118             18,449
  Total current liabilities      696,930            715,463

 NON-CURRENT LIABILITIES
 Long-term debt                1,455,865          1,479,394
 Postretirement health
  care liability                 205,855            206,469
 Other liabilities               339,728            373,025

 STOCKHOLDERS' EQUITY
 Common stock                      1,194              1,194
 Additional paid-in capital    1,051,554          1,051,371
 Accumulated deficit            (189,372)          (133,864)
 Accumulated other
  comprehensive income          (112,455)           (86,221)
 Treasury stock at cost          (73,564)           (78,504)
  Total stockholders' equity     677,357            753,976
                             $ 3,375,735        $ 3,528,327


See accompanying notes to consolidated financial statements.


           CROMPTON CORPORATION AND SUBSIDIARIES
      Consolidated Statements of Cash Flows (Unaudited)
              Nine months ended 2001 and 2000
                 (In thousands of dollars)



Increase (decrease) in cash             2001       2000

CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings (loss)               $  (38,544)   $ 92,774
 Adjustments to reconcile net
  earnings (loss) to net cash
  provided by operations:
  Facility closures, severance and
   related costs                      103,071           -
  Depreciation and amortization       140,604     135,968
  Equity income                        (5,466)    (10,833)
  Changes in assets and liabilities,
   net                                (90,401)   (105,349)
  Net cash provided by operations     109,264     112,560

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                (101,328)   (108,136)
 Merger related expenditures           (4,288)    (48,798)
 Other investing activities             6,788     (25,303)
 Net cash used in investing
  activities                          (98,828)   (182,237)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds on senior notes                   -     593,754
 Payments on long-term borrowings     (22,540)   (413,972)
 Payments on short-term borrowings    (12,173)    (46,052)
 Sales (repurchases) of accounts
  receivable                           27,481     (12,928)
 Treasury stock acquired                    -     (48,453)
 Dividends paid                       (16,964)    (17,114)
 Other financing activities             4,319       6,203
 Net cash (used in) provided by
  financing activities                (19,877)     61,438

CASH
 Effects of exchange rate changes on
  cash                                   (526)       (677)

 Change in cash                        (9,967)     (8,916)

 Cash at beginning of period           20,777      10,543

 Cash at end of period             $   10,810    $  1,627


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

Included in accounts receivable are allowances for doubtful accounts of $22.4 million at September 30, 2001 and $22.1 million at December 31, 2000.

Accumulated depreciation amounted to $641.6 million at September 30, 2001 and $562.6 million at December 31,
2000.

Accumulated amortization of cost in excess of acquired net assets amounted to $93.4 million at September 30, 2001 and $73.8 million at December 31, 2000.

Accumulated amortization of patents, trademarks and other intangibles included in other assets amounted to $158.3 million at September 30, 2001 and $148.4 million at December 31, 2000.

It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's
2000 Annual Report on Form 10-K.


MERGER ACCRUALS

As a result of the merger of Crompton and Knowles
Corporation and Witco Corporation on September 1, 1999
(the "Merger"), the Company recorded merger related accruals as a component of goodwill, of which $25.3 million remained at December 31, 2000. During the first nine months of 2001, these accruals were reduced by payments of $4.3 million and non-cash charges of $0.7 million.

Also, as a result of the Merger, the Company recorded other accruals, of which $7.1 million remained at December 31, 2000. During the first nine months of 2001, payments of $1.8 million and non-cash charges of $0.8 million were made against these other accruals.


FACILITY CLOSURES, SEVERANCE AND RELATED COSTS

As a result of the cost reduction initiative announced in July 2001, the Company recorded in the third quarter a pre-tax charge for facility closures, severance and related costs of $103.1 million (of which $7.1 million is included in cost of products sold), summarized as follows:


                Severance    Asset         Other
                   and	   Write-offs     Facility
                 Related      and         Closure
                Costs (a) Impairments (b)  Costs (c)   Total
Third quarter
 charge          $35,710    $43,301       $24,060     $103,071
Cash payments     (4,532)         -          (103)      (4,635)
Non-cash charges  (6,706)   (43,301)       (7,135)     (57,142)
Balance at
 Sept. 30, 2001  $24,472    $     -       $16,822     $ 41,294


(a) Includes severance at various sites and pension curtailments related to closed sites.
(b) Includes primarily asset write-offs and impairments related to closed sites, and the write-down of an equity investment relating to the impairment of assets of an affiliate.
(c) Includes primarily demolition, decontamination and decommissioning costs and inventory write-offs related to closed sites.


COMMON STOCK

As of September 30, 2001, there were 119,372,359 common shares issued and 113,174,323 common shares outstanding at $.01 par value.


INVENTORIES

Components of inventories are as follows:

(In thousands)              September 30,    December 31,
                                 2001            2000

Finished goods               $ 405,830        $ 421,200
Work in process                 29,716           29,610
Raw materials and supplies     100,933          101,576
                             $ 536,479        $ 552,386


EARNINGS PER COMMON SHARE

The computation of basic earnings per common share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per common share is based on the weighted average number of common and common equivalent shares outstanding. The following is a reconciliation of the shares used in the computations:

(In thousands)     Third quarter ended    Nine months ended
                     2001       2000       2001       2000

Weighted average
 common shares
 outstanding       113,141    113,599    113,075    113,938
Effect of dilutive
 stock options and
 other equivalents       -        502          -      1,211

Weighted average
 common and common
 equivalent shares
 outstanding       113,141    114,101    113,075    115,149



COMPREHENSIVE INCOME (LOSS)

An analysis of the Company's comprehensive income (loss) follows:

(In thousands)        Third quarter ended  Nine months ended
                        2001      2000      2001       2000

Net earnings (loss)  $ (68,208) $ 21,560  $(38,544) $ 92,774
Other comprehensive
 income (expense):
  Foreign currency
   translation
   adjustments          19,110   (31,377)  (18,937)  (43,320)
  Other                 (6,766)       34    (7,297)      105
Comprehensive income
 (loss)              $ (55,864) $ (9,783)  (64,778) $ 49,559


The components of accumulated other comprehensive income
(loss) at September 30, 2001 and December 31, 2000 are as follows:

                             September 30,      December 31,
(In thousands)                    2001             2000

Foreign currency translation
 adjustments                  $ (102,770)       $ (83,833)
Other                             (9,685)          (2,388)
Accumulated other
 comprehensive income (loss)  $ (112,455)       $ (86,221)


DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities"
(the "Statements"). In accordance with the transition provisions of the Statements, the Company recorded in the first quarter an after-tax gain of $346,000 to recognize at fair value all derivatives that were designated as fair value hedging instruments. The pre-tax gain of $567,000 is included in other expense in the statement of operations. The Company also recorded in the first quarter a loss of $234,000 as a component of accumulated other comprehensive income (AOCI) to recognize at fair value all derivatives that were designated as cash flow hedging instruments.

The Company also has option contracts that effectively allow it to buy and sell shares of its common stock at various strike prices. Through June 30, 2001, these contracts were recorded on the balance sheet at fair value with changes in market price recorded in earnings.
Effective July 2, 2001, due to anticipated volatility in the stock price, the Company designated a portion of its equity option contracts as cash flow hedges of the risk associated with the unvested, unpaid awards under its long-term incentive plans. In accordance with SFAS
No. 133, the changes in market value from July 2, 2001 through the balance sheet date, related to the option contracts designated and effective as hedges, have been recorded as a component of AOCI. Such amount, which is subject to changes in the stock price, will be amortized ratably to earnings over the remaining service periods of the hedged long-term incentive plans. Based on the September 30, 2001 market price, the anticipated reclassification to earnings over the next 12 months will be approximately $4.8 million.

For the quarter and nine months ended September 30, 2001, the difference between the change in the market value of all fair value hedge contracts and the change in the market value of the hedged items was not significant. For the quarter and nine months ended September 30, 2001, the Company recorded a loss of $6,803,000 and $7,067,000, respectively, as a component of AOCI to recognize the change in fair value of all derivatives that are designated as cash flow hedging instruments. These losses are net of $1.4 million reclassified from AOCI to earnings in the third quarter related to the portion of the option contracts designated and effective as cash flow hedges.

BUSINESS SEGMENT DATA

(In thousands)    Third quarter ended    Nine months ended
                   2001          2000    2001         2000
Net Sales

Polymer Products
 Polymer
  Additives       $ 208,735 $ 238,454 $  679,262 $  748,952
 Polymers            68,117    82,040    227,049    249,355
 Polymer Processing
  Equipment          40,966    82,464    157,828    231,594
 Eliminations        (4,113)   (2,766)   (10,787)   (10,195)
                    313,705   400,192  1,053,352  1,219,706
Specialty Products
 OrganoSilicones    107,800   119,044    328,277    367,734
 Crop Protection     99,851    91,362    332,026    330,706
 Other              130,565   127,858    400,234    392,214
                    338,216   338,264  1,060,537  1,090,654

Total net sales   $ 651,921 $ 738,456 $2,113,889 $2,310,360

Operating Profit

Polymer Products
 Polymer
  Additives       $   9,057  $ 18,883  $  31,770 $   63,176
 Polymers            11,110    17,335     38,212     55,907
 Polymer
  Processing
  Equipment          (6,719)    7,902     (9,944)    20,090
                     13,448    44,120     60,038    139,173

Specialty Products
 OrganoSilicones     13,736    19,358     38,866     66,664
 Crop Protection     13,997    14,328     72,889     74,690
 Other                7,138     6,591     21,182     22,149
                     34,871    40,277    132,937    163,503

General corporate
 expense, including
 amortization       (19,178)  (19,185)   (58,302)   (61,502)

Total operating
 profit before
 special items       29,141    65,212    134,673    241,174

Facility closures,
 severance and
 related costs     (103,071)        -   (103,071)         -

Total operating
 profit(loss)     $ (73,930) $ 65,212  $  31,602 $  241,174



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIRD QUARTER RESULTS

Overview

Consolidated net sales of $651.9 million for the third quarter of 2001 decreased 12% from the comparable period in 2000. The decrease was primarily the result of the weak domestic economy (including 1% lower pricing) and a 1% negative foreign currency impact, primarily the Euro.
Specifically, the Company has been affected by persistent softness in domestic auto production, the dramatic drop in industrial production and significant weakness in capital spending for machinery. International sales, including U.S. exports, were 50% of total sales, up from 46% in the third quarter of 2000.

The net loss for the third quarter was $68.2 million, or $0.60 per common share, as compared to net earnings of $21.6 million, or $0.19 per common share, in the third quarter of 2000. Net earnings before after-tax special items were $0.1 million, as compared to $21.6 million, or $0.19 per common share, in the third quarter of 2000.
The decrease before special items was primarily due to the impact of lower unit volume and pricing.

Gross margin as a percentage of sales was 30.3% for the third quarter of 2001 as compared to 30.8% for the third quarter of 2000. The decrease was primarily due to the inclusion of facility closure costs of $7.1 million in 2001. Consolidated operating loss was $73.9 million as compared to operating profit of $65.2 million for the third quarter of 2000. Consolidated operating profit, excluding the $103.1 million special charge for facility closures, severance and related costs in 2001, decreased 55.3% versus the third quarter of 2000.

Polymer Products

Polymer additives sales of $208.7 million were down from the prior year by 12%, of which 10% was due to a decline in unit volume, 1% to lower prices and 1% to foreign currency translation. Plastic additives sales declined 8% due mainly to continued weak economic conditions resulting in lower unit volume and lower pricing. Rubber chemicals sales decreased 28% due mainly to a weak automotive market and lower unit sales resulting from a recently announced price increase.
In light of this, the Company is reassessing its pricing strategy to maintain its competitiveness in the marketplace. Urethane chemicals sales declined 2% due primarily to lower unit volume. Operating profit of $9.1 million was 52% lower than the third quarter of 2000 due mainly to lower unit volume and lower selling prices.

Polymer sales of $68.1 million declined 17% from the third quarter of 2000 due mainly to lower domestic unit volume and a 3% reduction in selling prices. EPDM sales were down 18% due primarily to lower unit volume and lower pricing resulting from continued weakness in domestic automotive and roofing markets. Urethane polymer sales declined 16% due primarily to a decline in industrial production. Operating profit of $11.1 million was down 36% from the third quarter of 2000 due primarily to lower unit volume and lower selling prices, partially offset by lower
EPDM raw material costs.

Polymer processing equipment sales of $41.0 million were 50% lower than the prior year due primarily to lower unit volume resulting from severe cutbacks in domestic capital spending. The lower sales resulted in an operating loss of $6.7 million, which was $14.6 million worse than the third quarter of 2000. Backlog at the end of September was $97 million, down $8 million from the end of 2000.

Specialty Products

OrganoSilicones sales of $107.8 million were down 9% from the third quarter of 2000 due to a 5% decline in unit volume mainly attributable to continued weakness in the domestic economy, with the remainder due equally to lower prices and unfavorable foreign currency translation.
Operating profit of $13.7 million was 29% lower than the prior year due mainly to lower unit volume, lower selling prices and an unfavorable product mix.

Crop protection sales of $99.9 million were up 9% from the third quarter of 2000 due to improved unit volume and a 1% increase in selling prices. Higher international unit volume was responsible for a 20% increase in actives sales which more than offset a 6% decline in surfactants sales. Operating profit of $14.0 million was down 2% from the prior year due primarily to lower joint venture equity income, an unfavorable product mix in surfactants and certain non-recurring income in 2000.

Other sales of $130.6 million were up 2% from the third quarter of 2000 mainly as a result of higher petroleum additives sales. Petroleum additives sales rose 15% mainly due to greater demand attributable to a domestic motor oil reformulation. Refined products sales declined
1% due primarily to a reduction in unit volume. Industrial colors and glycerine/fatty acids sales were down 5% and 11%, respectively, due to lower unit volume and lower selling prices. Operating profit of $7.1 million increased 8% from the third quarter of 2000 due mainly to an increase in unit volume and improved sales mix.

Other

Selling, general and administrative expenses of $105.1 million increased 10% versus the third quarter of 2000. This increase was primarily due to the reversal of performance based compensation costs of $4.8 million in the third quarter of 2000, certain non-recurring income in Crop Protection in 2000 and normal salary and inflationary increases in 2001. Depreciation and amortization increased 4% as a result of a higher fixed asset base. Research and development costs increased less than 2%. Interest expense of $27.3 million decreased 12% mainly due to lower interest rates on the Company's borrowings and a decrease in the debt balance outstanding. The effective tax rate, excluding the impact of special items, was 36% as compared to 31.5% in the comparable quarter of 2000. This increase was primarily due to a tax adjustment recorded in the third quarter of 2000 to properly reduce the effective tax rate for the first nine months of 2000 to 37%.


YEAR-TO-DATE RESULTS

Overview

Consolidated net sales of $2.1 billion for the first nine months of 2001 decreased 9% from the comparable period in 2000. The decrease was primarily the result of the weak domestic economy and a 2% negative foreign currency impact, primarily the Euro. International sales, including
U.S. exports, were 49% of total sales, up from 46% for the first nine months of 2000.

The net loss for the first nine months of 2001 was $38.5 million, or $0.34 per common share, as compared to net earnings of $92.8 million, or $0.81 per common share, for the first nine months of 2000. Net earnings before after-tax special items were $29.8 million, or $0.26 per common share, as compared to $92.8 million, or $0.81 per common share, for the first nine months of 2000. The decrease before special items was primarily due to the impact of lower sales, higher raw material and energy costs and unfavorable foreign currency impact, offset in part by lower manufacturing costs, the reversal of certain environmental remediation reserves no longer deemed necessary and a pension curtailment gain.

Gross margin as a percentage of sales was 30.4% for the first nine months of 2001 as compared to 32.5% for the first nine months of 2000. The decrease was primarily due to higher raw material and energy costs, and the inclusion of facility closure costs ($7.1 million), offset in part by the reversal of certain environmental remediation reserves no longer deemed necessary and a pension curtailment gain. Consolidated operating profit was $31.6 million as compared to operating profit of $241.2 million for the first nine months of 2000.
Consolidated operating profit, excluding the $103.1 million special charge for facility closures, severance and related costs, decreased 44.2% versus the first nine months of 2000.


Polymer Products

Polymer additives sales of $679.3 million were 9% lower than the first nine months of 2000, of which 5% was due to a decline in unit volume, with the balance due equally to lower prices and unfavorable foreign currency translation. Plastic additives sales were down 8% due to lower unit volume and lower pricing attributable to continued weakness in the domestic economy, and unfavorable foreign currency translation. Rubber chemicals sales declined 15% due mainly to continued automotive market weakness and lower unit sales resulting from the recently announced price increases. In light of this, the Company is reassessing its pricing strategy to maintain its competitiveness in the marketplace. Urethane chemicals sales were down 6% due to lower unit volume and unfavorable foreign currency translation. Operating profit of $31.8 million was down 50% from the first nine months of 2000 due mainly to lower unit volume, lower selling prices, and higher raw material and energy costs.

Polymer sales of $227.0 million were 9% lower than the first nine months of 2000 due to lower unit volume and unfavorable foreign currency translation of 1%. EPDM sales declined 10% due mainly to continued weak demand in the domestic automotive and roofing markets. Urethane polymer sales decreased 8% due primarily to lower industrial production. Operating profit of $38.2 million declined 32% from the first nine months of 2000 due mainly to lower unit volume, and higher raw material and energy costs.

Polymer processing equipment sales of $157.8 million were down 32% from the prior year due mainly to a dramatic reduction in domestic capital equipment spending. The $9.9 million operating loss was $30.0 million worse than the first nine months of 2000 primarily as a result of lower sales.

Specialty Products

OrganoSilicones sales of $328.3 million were 11% lower than the first nine months of 2000 due to a 7% reduction in unit volume mainly attributable to the weak domestic economy. The remainder was due equally to lower selling prices and lower foreign currency translation. Operating profit of $38.9 million declined 42% from the prior year due primarily to lower unit volume, lower selling prices and an unfavorable product mix.

Crop protection sales of $332.0 million were up less than 1% from the prior year as increases in unit volume and selling prices of 1% each were almost entirely offset by unfavorable foreign currency translation. Actives sales rose 5% due primarily to a growth in unit volume, while reduced demand was mainly responsible for a 5% decline in surfactants sales. Operating profit of $72.9 million was 2% lower than the first nine months of 2000 due primarily to an unfavorable surfactants product mix and lower joint venture equity income, offset in part by higher margin actives sales and a pension curtailment gain.

Other sales of $400.2 million were up 2% over the first nine months of 2000 due to a 3% increase in prices, partially offset by unfavorable foreign currency translation. Petroleum additives sales were up
10% due primarily to higher unit volume resulting from a domestic motor oil reformulation. Refined products sales rose 4% due mainly to the recovery of increased raw material and energy costs through higher selling prices. Industrial colors and glycerine/fatty acids sales declined 10% and 12%, respectively, due to lower unit volume and lower selling prices. Operating profit of $21.2 million was 4% lower than the prior year as higher raw material and energy costs more than offset improved pricing.

Other

Selling, general and administrative expenses of $316.8 million decreased 1% versus the first nine months of 2000 primarily as a result of cost savings initiatives and lower foreign currency translation. Depreciation and amortization increased 3% as a result of a higher fixed asset base. Research and development costs decreased 6% primarily as a result of cost savings initiatives. Interest expense of $83.8 million decreased 6% mainly due to lower interest rates on the Company's borrowings and a decrease in the debt balance outstanding. The effective tax rate, excluding the impact of special items, was 36% as compared to 37% for the first nine months of 2000. This decrease was primarily a result of a change in earnings mix to jurisdictions with more favorable tax rates.


LIQUIDITY AND CAPITAL RESOURCES

The September 30, 2001 working capital balance of $292.5 million decreased $68.9 million from the year-end 2000 balance of $361.4 million, and the current ratio decreased to 1.4 from 1.5. The decreases in working capital and the current ratio were primarily due to a decrease in accounts receivable and an increase in accounts payable. Days sales in receivables decreased to 40 days for the first nine months of 2001, versus 48 days for the first nine months of 2000, primarily due to the impact of accounts receivable securitization programs and an increased focus on collection efforts. Inventory turnover decreased to 3.5 from 3.7 for the same period of 2000 primarily as a result of an accelerating sales decline which more than offset the reduction in inventory.

Net cash provided by operations of $109.3 million decreased $3.3 million from the net cash provided by operations of $112.6 million during the first nine months of 2000. The decrease was primarily the result of lower earnings, partially offset by improvements in accounts receivable, inventory and accounts payable. Net cash provided by operations and the reduction in cash, together with proceeds from the sales of accounts receivable and the equity interest in Yorkshire Group PLC, were used primarily to reduce borrowings under the Company's revolving credit agreements, finance capital expenditures and make dividend payments. The Company's debt to total capital ratio increased slightly to 68% from 67% at year-end 2000. The Company's future liquidity needs are expected to be financed from operations.

In September 2001, the Company renewed $125 million of its $192 million 364-day senior unsecured revolving credit facility, which is available through September 2002. In addition, the Company amended certain financial covenants relating to its 364-day facility and its $400 million five-year senior unsecured credit facility, which is available through October 2004. Borrowings on these facilities are at various rate options to be determined on the date of borrowing. Borrowings under these agreements amounted to $215 million at September 30, 2001 and carried a weighted average interest rate of 4.22%.

In addition, the Company has an accounts receivable securitization program to sell up to $200 million of domestic accounts receivable to agent banks. As of September 30, 2001, $171 million of domestic accounts receivable had been sold under these programs. In addition, the Company's European subsidiaries have three separate agreements to sell accounts receivable to agent banks. The first agreement allows for the sale of up to $32 million of accounts receivable, of which $5 million had been sold as of September 30, 2001. The second agreement allows for the sale of up to $21 million of accounts receivable, of which $13 million had been sold as of September 30, 2001. The third agreement allows for the sale of up to 100% of eligible accounts receivable, of which $57 million had been sold as of September 30, 2001.

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

On July 2, 2001, the Company announced a restructuring program that is expected to lower annual operating costs by approximately $60 million by the end of 2002. The savings will be realized through a program of facility consolidation and workforce reduction, together with improvements in procurement and working capital control.
During the third quarter, the Company recorded a pre-tax charge of $103.1 million ($68.3 million after-tax) for facility closures, severance and other related costs. Additional related charges (estimated at under $10 million) are expected to be recorded in the fourth quarter as events trigger recognition under generally accepted accounting principles.

On October 29, 2001, the Company announced that it will relocate its corporate headquarters from Greenwich to Middlebury, CT by the end of 2002. The Company plans to move personnel during the second half of 2002 and to sublease the Greenwich facility. The Company estimates pre-tax charges of approximately $20 million relating to the move (approximately 50% non-cash), and expects to have pre-tax savings of $8 to $10 million per year.

The Company is continuing work on the divestitures of both its Refined Products and Industrial Specialties businesses. The Company anticipates that the divestitures will take additional time due to unfavorable market conditions. The proceeds from these divestitures will be used to pay down debt.

Capital expenditures for the first nine months of 2001 amounted to $101.3 million as compared to $108.1 million during the same period of 2000. The decrease is primarily due to a reduction in spending along with the completion of the Greentyre project in Italy. Capital expenditures are expected to approximate $140 million in 2001, primarily related to the Company's replacement needs and expansion and improvement of domestic and foreign facilities.

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

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. It also specifies criteria that must be met in order for intangible assets acquired in a purchase combination to be recognized apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment at least annually. Other intangible assets will continue to be amortized over their useful lives. The provisions of SFAS No. 141 are effective immediately, with the exception of transitional provisions related to business combinations initiated prior to June 30, 2001, which are delayed until the adoption of SFAS No. 142. The provisions of SFAS
No. 142 are required to be adopted effective January 1, 2002.

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

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires companies to record a liability for asset retirement obligations associated with the retirement of long-lived assets. Such liabilities should be recorded at fair value in the period in which a legal obligation is created, which typically would be upon acquisition or completion of construction. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company is in the process of reviewing the provisions of SFAS No. 143 and has not yet determined what the effect will be on its earnings and financial position.

Also in August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS
No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 retains the fundamental provisions of SFAS
No. 121 related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of, but excludes goodwill from its scope and provides additional guidance on the accounting for long-lived assets held for sale. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company does not expect that the impact of the implementation of SFAS No. 144 will materially differ from the impact of the existing requirements under SFAS No. 121.

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

The Company continually evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. As of September 30, 2001, the Company's reserves for environmental remediation activities totaled $142 million. It is possible that the Company's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

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

The fair market value of long-term debt is subject to interest rate risk. The Company's long-term debt amounted to $1,456 million at September 30, 2001. The fair market value of such debt was $1,482 million which has been determined primarily based on quoted market prices.

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

Effective July 2, 2001, due to anticipated volatility in the stock price, the Company designated a portion of its equity option contracts as cash flow hedges of the risk associated with the unvested, unpaid awards under its long-term incentive plans. In accordance with SFAS No. 133, the changes in market value from July 2, 2001 through the balance sheet date, related to the option contracts designated and effective as hedges, have been recorded as a component of AOCI. Such amount, which is subject to changes in the stock price, will be amortized ratably to earnings over the remaining service periods of the hedged long-term incentive plans. Based on the September
30, 2001 market price, the anticipated reclassification to earnings over the next 12 months will be approximately $4.8 million.

There have been no other significant changes in market risk since
December 31, 2000.


PART II.  OTHER INFORMATION


ITEM 1.  Legal Proceedings

(i) Reference is made to Item 3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, to Part II, Item 1(i) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and to Part II, Item 1(i) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, for information relating to the Vertac Chemical Corporation site in Jacksonville, Arkansas. On September 4, 2001, the Registrant filed a Petition for a Writ of Certiorari with the United States Supreme Court relating to a finding of arranger liability against Uniroyal by the United States Court of Appeals for the Eighth Circuit
("Court"). On October 9, 2001, the trial court commenced hearings pursuant to the April 10, 2001, remand by the Court.


ITEM 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

       Number            Description

        4.1   $125,000,000 Amended and Restated 364-Day
              Credit Agreement dated as of September 24, 2001, among the Registrant, certain subsidiaries of the Registrant, various banks, The Chase Manhattan Bank, as Syndication Agent, Citibank, N.A., as Administrative Agent, Bank of America, N.A., as Documentation Agent and J.P. Morgan Securities Inc., as Lead Arranger and Sole Bookrunner.

        4.2 First Amendment dated as of September 24, 2001 to the Five-Year Credit Agreement dated as of October 28, 1999, among the Registrant, certain subsidiaries of the Registrant, various banks, The Chase Manhattan Bank, as
              Syndication Agent, Citibank, N.A., as
              Administrative Agent, Bank of America, N.A.
              and Deutsche Bank Alex Brown Inc., as
              Co-Documentation Agents, and J.P. Morgan Securities
              Inc., as Lead Arranger and Sole Bookrunner.


    (b) No reports on Form 8-K were filed during the quarter for which this report is filed.



                         CROMPTON CORPORATION
                             Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                CROMPTON CORPORATION
                                   (Registrant)


                               /s/Peter Barna
Date:    November 13, 2001        Peter Barna
                                  Senior Vice President
                                  and Chief Financial
                                  Officer


                               /s/Barry J. Shainman
Date:    November 13, 2001        Barry J. Shainman
                                  Secretary