Form 10-K
period 2001-12-31
CROMPTON CORP
filed 2002-03-27
CIK 1091862

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K
(Mark One)
x    ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2001
                               OR

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


Registrant's telephone number, including area code:
                  (203)552-2000

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed as of March 1, 2002, was $1,108,911,813.

     The number of shares of Common Stock of the registrant outstanding as of March 1, 2002, was 113,188,090.

              DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders for fiscal year
ended December 31, 2001         ........     Parts I, II and IV
Proxy  Statement for Annual Meeting of
Stockholders on April 30, 2002  ........     Part III


                                                              Page

   PART I

   Item 1.  Business                                            1
            Polymer Products                                    2
            Specialty Products                                  6
   Item 2.  Properties                                         14
   Item 3.  Legal Proceedings                                  15
   Item 4.  Submission of Matters to a Vote of
               Security Holders                                17

   PART II

   Item 5.  Market for Registrant's Common Equity and
               Related Stockholder Matters                    17
   Item 6.  Selected Financial Data                           17
   Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations            18
   Item 7A. Quantitative and Qualitative Disclosures about
               Market Risk                                    18
   Item 8.  Financial Statements and Supplementary Data       18
   Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure            18
   PART III

   Item 10. Directors and Executive Officers of the
               Registrant                                     18
   Item 11. Executive Compensation                            20
   Item 12. Security Ownership of Certain Beneficial Owners
               and Management                                 21
   Item 13. Certain Relationships and Related Transactions    21

   PART IV

   Item 14. Exhibits, Financial Statement Schedules
               and Reports on Form 8-K                        21




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

     In December 2001, the Corporation sold its industrial colors business to Sensient Technologies Corporation. Also in December 2001, the Corporation sold its interest in a 40,000 metric ton nitrile rubber plant in Altamira, Mexico to its joint venture partner, GIRSA S.A. de C.V. ("GIRSA"). In July 2001, the Corporation announced a restructuring plan designed to yield $60 million in cost improvements by the end of 2002 through plant closures and workforce reductions. The manufacturing facilities that will close are those in Naugatuck, CT; Edison, NJ; Newark, NJ; Nutley, NJ; Reading, PA; Huddersfield, United Kingdom; and Luton, United Kingdom. In October 2001, the Corporation announced the relocation of its corporate headquarters to its facility in Middlebury, CT. The move is anticipated to be completed during the second half of 2002.

(b) Financial Information About Industry Segments

     Information as to the sales, operating profit, depreciation and amortization, assets and capital expenditures attributable to each of the Corporation's business segments during each of its last three fiscal years is set forth in the Notes to Consolidated Financial Statements on pages 34 and 35 of the Corporation's 2001 Annual Report to Stockholders, and such information is incorporated herein by reference.

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


                           POLYMER PRODUCTS

Polymer Additives

     The Polymer Additives business supplies a number of specialty chemicals to the plastics, rubber and coatings/adhesives industries. The Polymer Additives business had net sales for fiscal 2001 of $878.6 million.

Plastic Additives

     The Corporation is a global leader in supplying a broad line of additives to the plastics industry. These additives are often specially developed and formulated for a customer's specific manufacturing requirements. The Corporation manufactures stabilizers, lubricants, plasticizers and peroxide catalysts, and markets UV stabilizers and antistats, which are used in the manufacture of PVC resins and compounds for applications such as pipes, fittings, siding, flooring, window profiles and packaging materials. In addition, the Corporation is a manufacturer and supplier of polymerization inhibitors, polymerization catalysts and initiators, antioxidants, lubricants, chemical foaming agents, polymer modifiers and chemical intermediates as additives for the olefins and styrenics industries for use in the manufacture of resins and compounds that are employed in a broad spectrum of applications used in packaging, automobiles, construction, furniture and appliances. The Corporation also produces organotin compounds for the production of PVC stabilizers, biocides for commercial marine paints and industrial wood preservatives, and pharmaceuticals, and for use as a catalyst in the production of polymers and in certain glass applications.

     Net  sales of plastic additives during fiscal 2001, 2000 and 1999
were   19.5%, 19.0%   and  14.2%  of  the  Corporation's   net   sales,
respectively.

Rubber Chemicals

     This product line of the Polymer Additives business contains over 100 different chemicals for use in processing rubber. These products include accelerators, antioxidants, antiozonants, chemical foaming agents and specialty waxes. Accelerators are used for curing natural and synthetic rubber, and have a wide range of activation temperatures, curing ranges and use forms. Antiozonants protect rubber compounds from flex cracking and ozone, oxygen and heat degradation. Antioxidants provide rubber compounds with protection against oxygen, light and heat. Foaming agents produce gas by thermal decomposition or via a chemical reaction with other components of a polymer system and are mixed with rubber to produce sponge rubber products. Waxes inhibit static atmospheric ozone cracking in rubber. Tire manufacturers accounted for approximately 57% of the Corporation's rubber chemical sales in fiscal 2001, with the balance of such sales going to industrial rubber goods, which includes numerous manufacturers of hoses, belting, sponge and a wide variety of other engineered rubber products. The Corporation believes it is one of the three largest producers of rubber chemicals in the world.

     Net  sales of rubber chemicals during fiscal 2001, 2000 and  1999
were   7.6%,   8.6%  and  12.7%  of  the  Corporation's   net   sales,
respectively.

Urethane Chemicals

     The Urethane Chemicals business is comprised of three product groupings that offer technologically advanced materials to a diverse
and   global  customer  base:  Fomrez(R)  saturated  polyester
polyols, Witcobond(R)  polyurethane  dispersions,  and  Witcothane(R)
Polyurethane systems.   Polyester  polyols are employed in industrial
applications such  as  flexible  foam  for  seating,  thermoplastic
urethanes  for structural   parts,   adhesives  and   coatings.  The
polyurethane dispersions are sold to a larger and more diverse customer base primarily for coating applications such as flooring,
fiberglass sizing and  textiles.   The  polyurethane systems  business,
which supplies products primarily for use by the shoe sole industry, is a highly service intensive business.

     Baxenden Chemicals Limited, the Corporation's 53.5% owned subsidiary (Croda Inc. owns 46.5%), is engaged in the manufacture and marketing of isocyanate derivatives, polyester polyols and specialty polymer systems used in a wide range of applications. The major markets served by Baxenden are automotive, construction, surface coatings, leather and textile finishing. Sub-markets include coatings, adhesives, sealants, elastomers and insulation for the above markets. Baxenden is focused on specialty polymer and resin chemistry and novel curing mechanisms for such polymers. The core technology is urethane and acrylic chemistry and also includes novel polyesters and esterification processes.

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

Polymers

     The  Polymers  business, which had net sales for fiscal  2001  of
$288.7     million,    has    three    principal    product     lines:
Adiprene(R)/Vibrathane(R) urethane prepolymers, Royalene(R) EPDM
Rubber and Paracril(R) nitrile rubber.

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

     Adiprene(R)/Vibrathane(R) urethane prepolymers are sold directly by a dedicated sales force in the United States, Canada and Australia and through direct sales distributorships in Europe, Latin America and the Far East. Adiprene(R)/Vibrathane(R) customers are serviced worldwide by a dedicated technical staff. Technical service personnel support field sales, while a research and development staff is dedicated to support new product and process development to meet
rapidly changing customer needs.   Technical  support  is a critical
component  of  the  product offering.

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

     The Corporation believes it is one of the three largest suppliers of EPDM polymers in the world, and the largest North American producer of EPDM. The Corporation's success in this business has been due to several factors, including product performance, low cost manufacturing, customized products, and outstanding technical and customer service supported by a highly qualified staff of technical service specialists with extensive field and rubber processing experience, which have earned the Corporation a reputation for excellence and strong customer loyalty.

     Royalene(R) products are primarily sold through a dedicated sales force; however, in certain geographic areas outside the United States, Royalene(R) products are sold through distributors.

Nitrile Rubber

     In  December 2001, the  Corporation sold  its  interest  in
ParaTec S.A. de C.V. ("ParaTec")   to  its  joint venture partner,
GIRSA. The Corporation will continue to market certain nitrile rubber products for ParaTec during 2002.

Polymer Processing Equipment

     The Corporation's wholly owned subsidiary, Davis-Standard Corporation, manufactures and sells polymer processing equipment, which includes extruders, electronic controls, and integrated extrusion systems, and offers specialized service and modernization programs for in-place polymer processing systems. The polymer processing equipment business had net sales for fiscal 2001 of $202.7 million.

     Integrated polymer processing systems, which include extruders in combination with controls and other equipment, are used to process polymers into various products such as plastic sheet and profiles used in appliances, automobiles, home construction, and furniture; extruded shapes used as house siding, furniture trim, and substitutes for wood molding; and cast and blown film used to package many consumer products. Integrated extrusion systems are also used to compound engineered polymers, to recycle and reclaim plastics, to coat paper, cardboard and other materials used as packaging, and to apply plastic or rubber insulation to power cables for electrical utilities and to wire for the communications, construction, automotive, and appliance industries. Industrial blow molding equipment produced by the Corporation is sold to manufacturers of non-disposable plastic items such as tool cases and beverage coolers.

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


                         SPECIALTY PRODUCTS

OrganoSilicones

     The OrganoSilicones business manufactures and sells over 500 silicone-based chemical intermediate products to manufacturers of fiberglass, reinforced plastics, polyurethane foam, textiles, coatings, automotive components, adhesives, rubber, pharmaceuticals, thermoplastics, sealants and electrical products throughout the world. The OrganoSilicones business had net sales for fiscal 2001 of $432.3 million.

     Regardless of form, most silicones share a combination of properties, including electrical resistance, ability to maintain performance across a broad range of temperatures, resistance to aging, water repellence, lubricating characteristics and relative chemical and physical inertness. The versatility of silicone-based intermediates has led to a wide variety of applications across a broad spectrum of industries in all major countries.

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

Crop Protection

     The Crop Protection business manufactures and markets a wide variety of agricultural chemicals for many major food crops, including grains, fruits, nuts and vegetables, and many non-food crops, such as tobacco, cotton, turf, flax and ornamental plants. The business focuses its efforts mainly on products used on high-value cash crops, such as ornamentals, nuts, citrus and tree and vine fruits as opposed to commodity crops such as soybeans and corn. The Crop Protection business had net sales for fiscal 2001 of $411.3 million.

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

     Net  sales of specialty actives during fiscal 2001, 2000 and 1999
were   9.0%,  7.9%  and  11.9%  of  the  Corporation's   net   sales,
respectively.

Industrial Surfactants

     The Corporation's Industrial Surfactants business manufactures and sells a broad line of non-ionic and anionic surfactants to a range of industries, primarily agriculture, oil field, emulsion (water based) polymers, paints and coatings and, to a lesser extent, personal care, soap, detergent, and textile markets. Surfactants change the surface tension (spreadability) of liquids. In agricultural applications, surfactants separate pesticides into small particles, thereby increasing their efficiency via dispersion and penetration. In the oil field, surfactants are used as demulsifiers that aid in the clean separation of oil from water.

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

Other

     The other businesses of the Corporation, with net sales for fiscal 2001 of $519.0 million, included four principal product lines:
Petroleum Additives, Refined Products, Industrial Colors and Glycerine/Fatty Acids. The Industrial Colors business was sold to Sensient Technologies Corporation in December 2001.


Petroleum Additives

     The Corporation is a global manufacturer and marketer of high-performance additive components used in transport and industrial lubricant applications. The component product line includes Hybase(R) overbased calcium sulfonates and Lobase(R) neutral calcium sulfonates used in motor oils and marine lubricants. These sulfonates are oil soluble surfactants and their properties include detergency and corrosion protection to help lubricants keep car, truck and ship engines clean with minimal wear. Also in the product line are barium
and   sodium   sulfonates  which  provide  corrosion  protection   and
emulsification in metalworking fluids. Other key products are the Naugalube(R) antioxidants widely used by the Corporation's customers in engine oils, gear oils, industrial oils and greases and Synton(R) high viscosity poly alpha olefins (PAO) used in the production of synthetic lubricants for automotive, aviation and industrial applications (e.g. compressor oils and gear oils). Products under development include new friction modifiers and antiwear additives to meet customers' performance requirements in automotive applications.

Refined Products

     The Refined Products business is engaged in the manufacture and marketing of a wide range of high purity hydrocarbon products, including white oils and ink oils, petrolatums, microcrystalline waxes, cable compounds, and refrigeration oils and compressor lubricants, serving numerous global markets predominantly requiring food grade quality. The business' products serve as lubricants, emollients, moisture barriers, plasticizers and carriers and are characterized by their chemical inertness and high quality. Refined Products are used in four major market segments: polymers (including
polystyrene,  polyolefin, thermoplastic   elastomers  and  PVC
applications),  personal   care, refrigeration oils and
telecommunication cables, as well as additional minor markets.

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

Glycerine/Fatty Acids

     The Corporation is a producer of fatty acids, glycerine as a co-product, and derivatives of fatty acids (esters, stearates and amides (purchased for resale)). These products modify surfaces either as direct lubricants or emulsifiers or as intermediates for ingredients that modify surfaces. Fatty acids are carboxylic acids derived from or contained in animal fat or vegetable oil. Examples of diverse applications of fatty acids include their use as lubricants in polymers (rubber and plastic); their use as components of personal care products such as soaps, creams and lotions; and their use as release agents or components of curing systems for rubber. Glycerine is used to improve smoothness, provide lubrication, or maintain moisture in suppositories, cough syrups, elixirs and expectorants in medical and pharmaceutical applications. Glycerine is also used as a lubricant and solvent in personal care products including toothpastes, products for hair and skin care, soaps and mouthwashes.

     The Corporation markets its petroleum additives, refined products and glycerine/fatty acids worldwide primarily directly through its own sales force.

                              *  *  *

Sources of Raw Materials

     Chemicals, steel, castings, parts, machine components and other raw materials required in the manufacture of the Corporation's products are generally available from a number of sources, some of which are foreign. The Corporation also uses significant amounts of petrochemical feedstocks in many of its chemical manufacturing processes. Large increases in the cost of petrochemical feedstocks or other raw materials could adversely affect the Corporation's operating margins. While temporary shortages of raw materials used by the Corporation may occur occasionally, such raw materials are currently readily available. However, their continuing availability and price are subject to domestic and world market and political conditions and regulations. Major requirements for key raw materials are typically purchased pursuant to multi-year contracts. The Corporation is not
dependent  on  any  one supplier for a material  amount   of  its  raw
material requirements; however, the OrganoSilicones business purchases, in the aggregate, approximately 50% of its raw materials from Dow Corning Corporation and The Dow Chemical Company under various long-term agreements, which expire at various times through 2010.

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

Patents and Licenses

     The Corporation has over 3,500 United States and foreign patents and pending applications and has trademark protection for approximately 700 product names. Patents, trade names, trademarks, know-how, trade secrets, formulae, and manufacturing techniques assist in maintaining the competitive position of certain of the Corporation's products. Patents, formulae, and know-how are of particular importance in the manufacture of a number of specialty chemicals manufactured and sold by the Corporation, and patents and know-how are also significant in the manufacture of certain wire insulating and polymer processing machinery product lines. The Corporation is licensed to use certain patents and technology owned by other companies, including some foreign companies, to manufacture products complementary to its own products, for which it pays royalties in amounts not considered material to the consolidated results of the enterprise. Products to which the Corporation has such rights include certain crop protection chemicals and polymer processing machinery.

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

Customers

     With the exception of a single customer which accounted for approximately 17% of the sales by the Crop Protection reporting segment, the Corporation does not consider any reporting segment of its business dependent on a single customer or a few customers, the loss of any one or more of whom would have a material adverse effect on the reporting segment. No one customer's business accounts for more than ten percent of the Corporation's gross revenues nor more than ten percent of its earnings before taxes.

Backlog

     Because machinery production schedules range from about 60 days to 10 months, backlog is significant to the Corporation's polymer processing equipment business. Firm backlog of customers' orders for this business at the end of 2001 totaled approximately $83 million compared with $105 million at the end of 2000. It is expected that most of the 2001 backlog will be shipped during 2002. Orders for specialty chemicals and polymers are generally filled from inventory stocks and thus are excluded from backlog.

Competitive Conditions

     The Corporation is a major manufacturer of polymer products and specialty products. Competition varies by product and by geographic region, except that in rubber chemicals the market is fairly concentrated. In that market, the Corporation and its two principal competitors together account for approximately 40% of total worldwide sales. In addition, the EPDM market is fairly concentrated. The
Corporation and its two principal competitors together account for approximately 60% of sales within North America and approximately 50% worldwide.

     Product performance, quality, technical and customer service, and price are all important factors in competing in the polymer product and specialty product businesses.


Research and Development

     The Corporation conducts research and development on a worldwide basis at a number of facilities, including field stations that are used for crop protection research and development activities. Research and development expenditures by the Corporation totalled $82.3 million for the year 2001, $84.6 million for the year 2000, and $68.0 million for the year 1999.

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

     Environmental Regulation. The Corporation believes that its business, operations and facilities have been and are being operated in substantial compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. The ongoing operations of chemical manufacturing plants, however, entail risks in these areas and there can be no assurance that material costs or liabilities will not be incurred. In addition, future developments, such as increasingly strict requirements of environmental and health and safety laws and regulations and enforcement policies thereunder, could bring into question the handling, manufacture, use, emission or disposal of substances or pollutants at facilities owned, used or controlled by the Corporation or the manufacture, use or disposal of certain products or wastes by the Corporation and could involve potentially significant expenditures. To meet changing permitting and regulatory standards, the Corporation may be required to make significant site or operational modifications, potentially involving substantial expenditures and reduction or suspension of certain operations. The Corporation incurred $17.5 million of costs for capital projects and $52.1 million for operating and maintenance costs related to environmental compliance at its facilities during fiscal 2001. In fiscal 2002, the Corporation expects to incur approximately $16.5 million of costs for capital projects and $50.9 million for operating and maintenance costs related to environmental compliance at its facilities. During fiscal 2001, the Corporation spent $21.3 million to clean up previously utilized waste disposal sites and to remediate current and past facilities. The Corporation expects to spend approximately $18.0 million during fiscal 2002 to clean up such waste disposal sites and current and past facilities.

     Beginning in 2003, European environmental regulations will limit the use of lead-based heat stabilizers that until now have been essential to the manufacture of polyvinyl chloride construction pipe. As an alternative to these lead-based products, the Corporation has patented new technology for an organic-based, heavy metal-free product. Capacity has been added at the Corporation's Lampertheim, Germany plant to produce this product. In October 2001, the International Maritime Organization passed a regulation banning the use of TBTO in paints for ships. The regulation goes into effect one year after 25% of the member nations representing at least 25% of the world's shipping tonnage adopt the regulation. The Corporation manufactures TBTO at its Bergkamen, Germany plant.

     Pesticide Regulation. The Corporation's Crop Protection business is subject to regulation under various federal, state, and foreign laws and regulations relating to the manufacture, sales and use of pesticide products.

     In August, 1996, Congress enacted the Food Quality Protection Act of 1996 ("FQPA"), which made significant changes to the Federal Insecticide, Fungicide, and Rodenticide Act ("FIFRA"), governing U.S. sale and use of pesticide products, and the Federal Food, Drug, and Cosmetic Act ("FFDCA"), which limits pesticide residues on food. FQPA facilitated registrations and reregistrations of pesticides for special (so called "minor") uses under FIFRA and authorized collection of maintenance fees to support pesticide reregistrations. Coordination of regulations implementing FIFRA and FFDCA is now required. Food safety provisions of FQPA establish a single standard of safety for pesticide residue on raw and processed foods; require that information be provided through large food retail stores to consumers about the health risks of pesticide residues and how to avoid them; preempt state and local food safety laws if they are based on concentrations of pesticide residues below recently established federal residue limits (called "tolerances"); and ensure that tolerances protect the health of infants and children.

     FFDCA, as amended by FQPA, authorizes the EPA to set a tolerance for a pesticide in or on food at a level which poses "a reasonable certainty of no harm" to consumers. The EPA is required to review all tolerances for all pesticide products by August 2006. Some of the Corporation's products are currently under review and other products will be reviewed under this standard in the future.

     The European Commission ("EC") has established procedures whereby all existing active ingredient pesticides will be reviewed. This EC regulation became effective in 1993 and will result in a review of all commercial products. The initial round of reviews covered ninety products, four of which are the Corporation's products. Other of the Corporation's products will be reviewed in future years and all data from the Corporation pertaining to its products must be submitted for review by mid-2003. The process may lead to full reregistration in member states of the EC or may lead to some restrictions, if adverse data is discovered.

Employees

     The Corporation had approximately 7,340 employees on December 31,
2001.

Geographic Information

     The information with respect to sales and property, plant and equipment attributable to each of the major geographic areas served by the Corporation for each of the Corporation's last three fiscal years, set forth in the Notes to Consolidated Financial Statements on page 35 of the Corporation's 2001 Annual Report to Stockholders, is incorporated herein by reference.

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

Location            Facility                Products/Businesses

UNITED STATES

Alabama
  Bay Minette       Plant                   Polymer Additives

Connecticut
  Bethany           Research Center         Crop
  Greenwich         Corporate Offices*      Corporate Headquarters
  Middlebury        Corporate Offices,
                    Research Center*        Corporate Headquarters
  Naugatuck         Plant, Research Center  Crop, Polymer Additives,
                                            Polymers, Other
  Pawcatuck         Office, Plant,
                    Laboratory,             Crop, Polymer Additives, Other
                    Machine  Shop, Tech
                    Center                  Polymer Processing Equipment
Illinois
  Mapleton          Plant                   Polymer Additives

 Louisiana
  Geismar           Plant                   Crop, Polymer Additives,
                                            Polymers, Other
  Taft              Plant                   Polymer Additives
  Gretna            Plant                   Other

New Jersey
  Perth Amboy       Plant                   Other
  Somerville        Office, Plant,
                    Machine Shop            Polymer Processing Equipment

New York
  Tarrytown         Research Center*        Polymer Additives,
                                            OrganoSilicones, Other
North Carolina
  Gastonia          Plant                   Crop, Polymers

Ohio
  Dublin            Research Center         Crop, Other

Pennsylvania
  Petrolia          Plant                   Other

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

France
  Dannemarie        Office                  Polymer Processing Equipment

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

Italy
  Latina            Plant                   Crop, Polymer Additives,
                                            Polymers, Other
  Termoli           Plant                   OrganoSilicones

Korea
  Ansan             Plant                   Polymer Additives,
                                            OrganoSilicones

Mexico
  Altamira          Plant                   Polymer Additives, Other
  Cuatitlan         Plant                   Polymer Additives,
                                            OrganoSilicones

The Netherlands
  Ankerwag          Plant                   Crop
  Amsterdam         Plant                   Other
  Haarlem           Plant                   Other
  Koog aan de Zaan  Plant                   Other

Republic of China
  Kaohsiung         Plant**                 Polymer Additives, Other

Singapore           Plant                   Crop

Singapore           Administrative,
                    Research, Sales
                    Office*                 Crop, Polymer Additives,
                                            Polymers, OrganoSilicones,
                                            Other

Switzerland
  Meyrin            Administrative,
                    Research, Sales
                    Office*                 Crop, Polymer Additives,
                                            OrganoSilicones, Other

Thailand
  Mapthaphut        Plant*                  Polymer Additives,
                                            OrganoSilicones

United Kingdom
  Accrington        Plant***                Polymer Additives
  Birmingham        Office, Plant,
                    Machine Shop            Polymer Processing
                                            Equipment
  Droitwich         Plant***                Polymer Additives
  Evesham           Research Center         Crop
  Langley           Office*                 Crop, Polymer Additives,
                                            Polymers, Other

____________________________
*     Facility leased by the Corporation.
** Facility owned by Uniroyal Chemical Taiwan Ltd., which is 80% owned by Uniroyal.
*** Facility owned by Baxenden Chemicals Limited, which is 53.5% owned by the Corporation.

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

     Environmental Liabilities. Each quarter, the Corporation evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Corporation and the anticipated time frame over which payments toward the remediation plan will occur. The total amount accrued for such environmental liabilities at December 31, 2001, was $145 million. The Corporation estimates the potential liabilities to range from $120 million to $160 million at December 31, 2001. It is reasonably possible that the Corporation's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

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

..     Laurel  Park -The EPA, the State of Connecticut, and the  Laurel
Park  Coalition (consisting of Uniroyal and a number of other parties)
have   entered  into  a  Consent  Decree  governing  the  design   and
implementation of the selected remedy for the Laurel Park site. Remedial construction began at the Laurel Park site in July 1996, and was completed in 1998. Operation and maintenance activities at the site are ongoing.

     Litigation brought by the Laurel Park Coalition seeking contribution to the costs from the owner/operators of the site and later from other identified generator parties has resulted in substantial recoveries from a number of parties. In December 2000 and January 2001, the United States District Court for the District of Connecticut issued final judgment allowing recovery against various municipalities by the Laurel Park Coalition in the aggregate amount of approximately $1,044,000, and declaring that the defendants at the Laurel Park site are liable for certain stated percentages of future response costs. As a result of a settlement with one municipality, the aggregate amount of the outstanding judgment has been reduced to approximately $761,000. Appeals and cross-appeals have been filed with the Second Circuit by various parties to the litigation.

..     Vertac - Uniroyal and its Canadian subsidiary, Uniroyal Chemical
Co./Cie (formerly known as Uniroyal Chemical Ltd./Ltee) were joined with others as defendants in consolidated civil actions brought in the United States District Court, Eastern District of Arkansas, Western Division ("Court") by the United States of America, the State of Arkansas and Hercules Incorporated ("Hercules"), relating to a Vertac
Chemical  Corporation  site in Jacksonville, Arkansas.   Uniroyal  has
been dismissed from the litigation. On May 21, 1997, the Court entered an order finding that Uniroyal Chemical Co./Cie is jointly and severally liable to the United States, and finding that Hercules and Uniroyal Chemical Co./Cie are liable to each other in contribution. On October 23, 1998, the Court entered an order granting the United States' motion for summary judgment against Uniroyal Chemical Co./Cie and Hercules as to the amount of its claimed removal and remediation costs of $102.9 million at the Vertac site. Trial on the allocation of these costs as between Uniroyal Chemical Co./Cie and Hercules was concluded on November 6, 1998, and on February 3, 2000, the Court entered an Order finding Uniroyal Chemical Co./Cie liable to the United States for approximately $2,300,000 and liable to Hercules in contribution for approximately $700,000. On April 10, 2001, the United States Court of Appeals for the Eighth Circuit ("Appeals Court") (i) reversed a decision in favor of the United States and against Hercules with regard to the issue of divisibility of harm and
remanded   the case back to the Court for a trial on the  issue;  (ii)
affirmed the finding of arranger liability against Uniroyal Co./Cie; and (iii) set aside the findings of contribution between Hercules and
Uniroyal  Co./Cie  by the Court pending a decision upon  remand.   The
Appeals Court also deferred ruling on all constitutional issues raised by Hercules and Uniroyal Co./Cie pending subsequent findings by the
Court.   On  June 6, 2001, the Appeals Court denied Uniroyal Co./Cie's petition for rehearing by the full Appeals Court on the Appeals Court's finding of arranger liability against Uniroyal Co./Cie and on
December  10,  2001,  Uniroyal  Co./Cie's  Petition  for  a  Writ   of
Certiorari to the United States Supreme Court with regard to the issue of its arranger liability was denied. On December 12, 2001, the Court concluded hearings pursuant to the April 10, 2001 remand by the
Appeals  Court.   A  decision from the Court is  expected  during  the
second quarter of 2002.

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

                               PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The information concerning the range of market prices  for   the
Corporation's Common Stock on the New York Stock Exchange and the Amount of dividends per share paid thereon during the past two
years, set forth  in   the Notes  to Consolidated Financial
Statements on page 35 of the Corporation's 2001 Annual Report to Stockholders, is incorporated herein by reference.

     The number of registered holders of Common Stock of the Corporation on December 31, 2001, was 6,040.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data for the Corporation for each of its last five fiscal years, set forth under the heading "Five Year Selected Financial Data" on page 37 of the Corporation's 2001 Annual Report to Stockholders, is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of the Corporation's financial condition and results of operations, set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 through 16 of the Corporation's 2001 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk and risk management policy is summarized under the heading "Management's Discussion and Analysis of Financial Conditions and Results of Operations" on pages 11 and 12 of the Corporation's 2001 Annual Report to Stockholders and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Corporation, notes thereto, and supplementary data, appearing on pages 17 through 37 of the Corporation's 2001 Annual Report to Stockholders, are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information called for by this item concerning directors of the Corporation is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 30, 2002, which is to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, and such information is incorporated herein by reference.

     The executive officers of the Corporation are as follows:

Vincent A. Calarco, age 59, has served as Chairman, President and Chief Executive Officer of the Registrant since 1999. Mr. Calarco served as President and Chief Executive Officer of Crompton & Knowles from 1985 to 1999, and Chairman of the Board from 1986 to 1999. Mr. Calarco has been a member of the Board of Directors of the Registrant since 1999 and was a member of the Board of Directors of Crompton & Knowles from 1985 to 1999.

Robert W. Ackley, age 60, has served as Executive Vice President, Polymer Processing Equipment of the Registrant since 1999. Mr. Ackley served as Vice President, Polymer Processing Equipment, of Crompton & Knowles from 1998 to 1999 and as President of Davis-Standard Corporation (prior to 1995, Davis-Standard Division) since 1983.

Peter Barna, age 58, has served as Senior Vice President and Chief Financial Officer of the Registrant since 1999. Mr. Barna served as Senior Vice President and Chief Financial Officer of Crompton & Knowles in 1999 and as Vice President-Finance of Crompton & Knowles from 1996 to 1999. Mr. Barna was the Principal Accounting Officer of Crompton & Knowles from 1986 to 1999 and its Treasurer from 1980 to 1996.

James J. Conway, age 58, has served as Executive Vice President, Performance Chemicals and Elastomers, of the Registrant since 1999. Mr. Conway served as Vice President, Colors, of Crompton & Knowles from 1998 to 1999 and President of Crompton & Knowles Colors Incorporated since 1997. Mr. Conway was Senior Vice President and General Manager of International Specialty Products, Inc. from 1992 to 1997.

Joseph B. Eisenberg, Ph.D., age 59, retired effective December 31, 2001. Dr. Eisenberg served as Executive Vice President, Polymer Additives of the Registrant from 1999 to 2001, Vice President, Rubber Chemicals, EPDM and Nitrile Rubber, of Crompton & Knowles from 1998 to 1999 and as Executive Vice President, Chemicals & Polymers, of Uniroyal since 1994.

John T. Ferguson II, age 55, has served as Senior Vice President and General Counsel of the Registrant since 1999 and served as Secretary of the Registrant from 1999 to 2000. Mr. Ferguson served as Vice President of Crompton & Knowles from 1996 to 1999, and General Counsel and Secretary of Crompton & Knowles from 1989 to 1999. Mr. Ferguson served as a member of the Board of Directors of the Registrant in 1999.

Gerald H. Fickenscher, age 58, has served as Regional Vice President, Europe, Africa & Middle East of the Registrant since 1999. Mr. Fickenscher served as President, Dyes & Chemicals International Operations, of Crompton & Knowles from 1994 to 1999.

Mary L. Gum, PhD., age 54, has served as Executive Vice President, OSi Specialties & Urethanes, of the Registrant since 2002. Dr. Gum served as Executive Vice President, OSi, from 1999 to 2002; Vice President of Silanes, OSi, from 1997 to 1999 and as Vice President of Specialty Fluids, OSi, from 1995 to 1997.

Edward L. Hagen, age 60, has served as Senior Vice President, Strategy & Development of the Registrant since 2001. Mr. Hagen served as Regional Vice President-Asia/Pacific of Uniroyal from 1995 to 2001.

Marvin H. Happel, age 62, has served as Senior Vice President, Organization & Administration of the Registrant since 1999. Mr. Happel served as Vice President-Organization and Administration of Crompton & Knowles from 1996 to 1999 and Vice President-Organization from 1986 to 1996.

Alfred F. Ingulli, age 60, has served as Executive Vice President, Crop Protection, of the Registrant from 1999. Mr. Ingulli served as
Vice  President, Crop Protection, of Crompton & Knowles from  1998  to
1999 and as Executive Vice President, Crop Protection of Uniroyal since 1994.

John R. Jepsen, age 46, has served as Vice President and Treasurer of the Registrant since 1999. Mr. Jepsen served as Treasurer of Crompton & Knowles from 1998 to 1999. Mr. Jepsen served with the International Paper Company as Assistant Treasurer, International from 1996 to 1998 and, prior to that, as Director of Corporate Finance from 1986 to 1996.

Walter K. Ruck, age 59, has served as Senior Vice President, Operations, of the Registrant since 1999. Mr. Ruck has served as Vice President, Operations, of Uniroyal since 1998; and served as Vice President, Manufacturing, of Uniroyal from 1997 to 1998. He served as Regional Vice President, Americas of Uniroyal from 1995 to 1997 and Regional Vice President of Uniroyal from 1994 to 1995.

Barry J. Shainman, age 59, has served as Secretary of the Registrant since 2000 and has served as Assistant General Counsel of the Registrant since 1999. Mr. Shainman served as Secretary of Uniroyal from 1998 to 2000 and has served as Senior Corporate Counsel of Uniroyal since 1990.

William A. Stephenson, age 54, has served as Executive Vice President, Plastics & Petroleum Additives, of the Registrant since 2001. Mr. Stephenson served as Executive Vice President, Urethanes and Petroleum Additives from 1999 to 2001; Vice President, Specialty Additives and Urethanes, of Crompton & Knowles from 1998 to 1999 and has served as Executive Vice President, Specialties of Uniroyal since 1994.

Michael F. Vagnini, age 45, has served as Corporate Controller of the Registrant since 1999 and as Corporate Controller of Crompton & Knowles from 1998 to 1999. Mr. Vagnini has served as Corporate Controller of Uniroyal since 1995.

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

ITEM 11.  EXECUTIVE COMPENSATION

     Information called for by this item is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 30, 2002, which is to be filed with the Commission pursuant to Regulation 14A, and such information is incorporated herein by reference.

ITEM  12.   SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS   AND
            MANAGEMENT

     Information called for by this item is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 30, 2002, which is to be filed with the Commission pursuant to Regulation 14A, and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by this item is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 30, 2002, which is to be filed with the Commission pursuant to Regulation 14A, and such information is incorporated herein by reference.


                               PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K

(a)  The following documents are filed as part of this report:

    1. Financial statements and Independent Auditors' Report, as required by Item 8 of this form, which appear on pages 17 through 36 of the Corporation's 2001 Annual Report to Stockholders and are incorporated herein by reference:

       (1) Consolidated Statements of Operations for the fiscal years ended 2001, 2000, and 1999;
       (ii)  Consolidated Balance Sheets for the fiscal years  ended
             2001 and 2000;
       (iii) Consolidated Statements of Cash Flows for the fiscal years ended 2001, 2000, and 1999;
       (iv) Consolidated Statements of Stockholders' Equity for the fiscal years ended 2001, 2000 and 1999;
       (v)   Notes to Consolidated Financial Statements; and
       (vi)  Independent Auditors' Report of KPMG LLP.

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

2.10 Stock Purchase Agreement dated as of December 8, 1998, by and among Crompton & Knowles and Ingredient Technology Corporation, as Sellers, and Chr. Hansen Inc., as Purchaser (incorporated by reference to Exhibit 2.7 to the 1998 Form 10-
       K).

3(i)(a)Amended and Restated Certificate of Incorporation of the Registrant dated September 1, 1999 (filed herewith*).

3(i)(b)Certificate   of  Amendment  of  Amended  and   Restated
       Certificate of Incorporation of the Registrant dated April 27, 2000 (filed herewith*).

3(i)(c)Certificate of Change of Location of Registered Office and of Registered Agent dated May 18, 2000 (filed herewith*).

3(ii)  By-laws of the Registrant (filed herewith*).

4.1 Rights Agreement dated as of September 2, 1999, by and between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Form 8-A dated September 28, 1999).

4.2    Form  of  Indenture,  dated as of February  8,  1993,  among
       Uniroyal and State Street Bank and Trust Company, as Trustee, relating to the 102% Notes, including form of securities (incorporated by reference to Exhibit 4.1 to the Registration Statement on UCC Form S-1, Registration No. 33-45296 and 33-45295 (AUCC Form S-1, Registration No. 33-45296/45295")).

4.3    Form  of  First Supplemental Indenture, dated as of December
       9, 1998, among UCC, as Issuer, Uniroyal, as successor to the Issuer, and State Street Bank and Trust Company, as Trustee, relating to the 102% Senior Notes due 2002 (incorporated by reference to Exhibit 4.4 to Form 10-K for the fiscal year ended December 26, 1998).

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

4.6 Form of $125 Million Amended and Restated 364-Day Credit Agreement dated as of September 24, 2001, among the Registrant, certain subsidiaries of the Registrant, various banks, The Chase Manhattan Bank, as Syndication Agent, Citibank, N.A., as Administrative Agent, Bank of American, N.A., as Documentation Agent and J.P. Morgan Securities Inc., as Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 4.1 to the 10-Q for the quarter ended September 30, 2001 ("September 30, 2000 10-Q")).

4.7 First Amendment dated as of December 21, 2001, to the Amended and Restated 364-Day Credit Agreement dated as of October 28, 1999, (as amended and restated in the form of the Amended and Restated Credit Agreement as of September 24,
       2001) among the Registrant, certain subsidiaries of the Registrant, various banks, J.P. Morgan Bank (formerly known as The Chase Manhattan Bank), as Syndication Agent, Citicorp USA, Inc. (as successor to Citibank, N.A.), as Administrative Agent, and Bank of America, N.A. and Deutsche Bank Alex Brown Inc., as Co-Documentation Agents (filed herewith*).

4.8 Waiver No. 1 dated as of June 30, 2001, to the 364-Day Credit Agreement dated as of October 28, 1999 as amended as of October 26, 2000, among the Registrant, certain subsidiaries of the Registrant, various banks, The Chase Manhattan Bank, as Syndication Agent, Citibank, N.A., as Administrative Agent and Bank of America, N.A. and Deutsche Bank Securities Inc., as Co-Documentation Agents (incorporated by reference to Exhibit No.
       4.1 to the 10-Q for the quarter ended June 30, 2001 ("June 30, 2001 10-Q")).

4.9 Form of $400 Million Five-Year Credit Agreement dated as of October 28, 1999, by and among the Registrant, certain subsidiaries of the Registrant, various banks, The Chase Manhattan Bank, as Syndication Agent, Citibank, N.A., as Administrative Agent and Bank of America, N.A. and Deutsche Bank Securities Inc., as Co-Documentation Agents (incorporated by reference to Exhibit 4.2 to the September 30, 1999 10-Q).

4.10 First Amendment dated as of September 24, 2001, to the Five-Year Credit Agreement dated as of October 28, 1999, by and among the Registrant, certain subsidiaries of the Registrant, various banks, The Chase Manhattan Bank, as Syndication Agent, Citibank, N.A., as Administrative Agent, Bank of America, N.A. and Deutsche Bank Alex Brown Inc., as Co-Documentation Agents, and J.P. Morgan Securities Inc., as Lead Arranger and Sole Bookrunner (incorporated by reference to the September 30, 2001 10-Q).

4.11 Second Amendment dated as of December 21, 2001, to the Five-Year Credit Agreement dated as of October 28, 1999, by and among the Registrant, certain subsidiaries of the Registrant, various banks, J.P. Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Syndication Agent, Citicorp USA, Inc. (as successor to Citibank, N.A.), as Administrative Agent and Bank of America, N.A. and Deutsche Bank Alex Brown Inc., as Co-Documentation Agents (filed herewith*).

4.12 Waiver No. 1 dated as of June 30, 2001, to the Five-Year Credit Agreement dated as of October 28, 1999, by and among the Registrant, certain subsidiaries of the Registrant, various banks, The Chase Manhattan Bank, as Syndication Agent, Citibank, N.A., as Administrative Agent and Bank of America, N.A. and Deutsche Bank Securities Inc., as Co-Documentation Agents (incorporated by reference to Exhibit 4.2 to the June 30, 2001 Form 10-Q).

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

4.14 Form of Purchase Agreement, dated as of March 2, 2000, by and among the Registrant, as Seller, and Merrill Lynch, ABN AMRO Incorporated, Banc of America Securities LLC, Chase Securities Inc., Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Salomon Smith Barney Inc. (together, the "Initial Purchasers"), relating to $600 Million of 8 1/2% Senior Notes due 2005 (incorporated by reference to Exhibit 4.14 of the 1999 Form 10-K).

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

4.17 Form of $600 Million of 8.50% Senior Notes due 2005, dated June 9, 2000, registered for public trading with the U.S. Securities and Exchange Commission and issued in exchange for identical securities sold in March 2000, which were not registered for public trading (incorporated by reference to Exhibit 4 of the Registrant's Form 10-Q for the quarter ended June 30, 2000).

10.1+  Supplemental  Medical  Reimbursement  Plan   (incorporated   by
       reference to Exhibit 10(n) to the Crompton & Knowles Form 10-K for the fiscal year ended December 27, 1980).

10.2+  Supplemental   Dental  Reimbursement  Plan   (incorporated   by
       reference to Exhibit 10(o) to the Crompton & Knowles Form 10-K for the fiscal year ended December 27, 1980).

10.3+ Form of Employment Agreement entered into in 1988, 1989, 1992, 1994, 1996 and 1998 between Crompton & Knowles or one of its subsidiaries and ten of the executive officers of Crompton & Knowles (incorporated by reference to Exhibit 10(k) to the Crompton & Knowles Form 10-K for the fiscal year ended December 26, 1987).

10.4+ Form of Employment Agreement dated as of August 21, 1996, between a subsidiary of the Registrant and three executive officers of the Registrant (incorporated by reference to Exhibit 10.28 to the UCC/Uniroyal Form 10-K for the fiscal year ended September 28, 1996).

10.5+ Form of Supplemental Retirement Agreement dated as of August 21, 1996, between a subsidiary of the Registrant and two executive officers of the Registrant (incorporated by reference to Exhibit 10.29 to the UCC/Uniroyal Form 10-K for the fiscal year ended September 28, 1996).

10.6+ Form of Supplemental Retirement Agreement dated as of August 21, 1996, between a subsidiary of the Registrant and two executive officers of the Registrant (incorporated by reference to Exhibit 10.30 to the UCC/Uniroyal Form 10-K for the fiscal year ended September 28, 1996).

10.7+ Supplemental Retirement Agreement Trust Agreement dated October 20, 1993, between Crompton & Knowles and Shawmut Bank, N.A. (incorporated by reference to Exhibit 10(l) to the Crompton & Knowles Form 10-K for the fiscal year ended December 25, 1993).

10.8+  Amended Benefit Equalization Plan dated October 20,  1993
       (incorporated by reference to Exhibit 10(m) to the Crompton & Knowles Form 10-K for the fiscal year ended December 25,
       1993).

10.9+ Amended Benefit Equalization Plan Trust Agreement dated October 20, 1993, between Crompton & Knowles and Shawmut Bank, N.A. (incorporated by reference to Exhibit 10(n) to the Crompton & Knowles Form 10-K for the fiscal year ended December 25, 1993).

10.10+ Amended  Crompton  Corporation 1988 Long  Term  Incentive  Plan
       (filed herewith*).

10.11  Trust Agreement dated as of May 15, 1989, between Crompton
       & Knowles and Shawmut Worcester County Bank, N.A. and First Amendment thereto dated as of February 8, 1990 (incorporated by reference to Exhibit 10(w) to the Crompton & Knowles Form 10-K for the fiscal year ended December 30,
       1989).

10.12+ Restricted  Stock  Plan  for Directors of  Crompton  &  Knowles
       approved by the stockholders on April 9, 1991 (incorporated by reference to Exhibit 10(z) to the Crompton & Knowles Form 10-K for the fiscal year ended December 28, 1991).

10.13+ Amended  1993  Stock  Option  Plan for  Non-Employee  Directors
       (incorporated by reference to Exhibit 10.21 to the Crompton & Knowles Form 10-K for the fiscal year ended December 26,
       1998).

10.14+ UCC Purchase Right  Plan, as  amended  and  restated    as   of
       March 16, 1995 (incorporated by reference to Exhibit 10.1 to the UCC Form 10-Q for the period ended April 2, 1995 (AUCC April 1995 Form 10-Q@)).

10.15+ UCC  1993  Stock  Option Plan  (incorporated  by  reference  to
       Exhibit 28.1 to UCC's Registration Statement No. 33-62030 on Form S-8, filed on May 4, 1993).

10.16+ Form  of  Amendment  No. 2 to the UCC 1993  Stock  Option  Plan
       (incorporated by reference to Exhibit 10.2 to the UCC April 1995 Form 10-Q).

10.17+ Form  of  Executive  Stock  Option   Agreement,  dated  as   of
       November  15,   1993   (incorporated by  reference  to  Exhibit
       10.22 to the UCC 1994 Form 10-K).

10.18+ Form  of Amended and Restated 1996 - 1998 Long Term Performance
       Award  Agreement  entered  into  in  1996  between  Crompton  &
       Knowles or one of its subsidiaries and thirteen of the executive officers of Crompton & Knowles (incorporated by reference to Exhibit 10.27 to the Crompton & Knowles Form 10-K for the fiscal year ended December 27, 1997).

10.19 Second Amended and Restated Lease Agreement between the Middlebury Partnership, as Lessor, and Uniroyal, as Lessee, dated as of August 28, 1997 (incorporated by reference to Exhibit 10 to the UCC/Uniroyal 10-Q for the quarter ended September 27, 1997) .

10.20 Form of Receivables Sale Agreement, dated as of December 11, 1998, by and among Crompton & Knowles, as Initial Collection Agent, Crompton & Knowles Receivables Corporation, as Seller, ABN AMRO Bank N.V., as Agent, the Enhancer, and the Liquidity Provider, and Windmill Funding Corporation (incorporated by reference to Exhibit 10.291 to the Crompton & Knowles Form 10-K for the fiscal year ended December 26, 1998).

10.201 Amended and Restated Receivables Sale Agreement, dated as of January 18, 2002, among Crompton & Knowles Receivables Corporation, as the Seller, the Registrant, as the Initial Collection Agent, ABN AMRO Bank N.V., as the Agent, certain liquidity providers, ABN AMRO Bank, N.V., as the Enhancer, and Amsterdam Funding Corporation (filed herewith*).

10.202 Form of Receivables Purchase Agreement, dated as of December 11, 1998, by and among Crompton & Knowles, as Initial Collection Agent, and certain of its subsidiaries, as Sellers, Crompton & Knowles Receivables Corporation, as Buyer, and ABN AMRO Bank N.V., as Agent (incorporated by reference to
       Exhibit 10.292 to the Crompton & Knowles Form 10-K for the fiscal year ended December 26, 1998).

10.203 Amendment Number 1 dated as of December 9, 1999, to the Receivables Purchase Agreement, dated as of December 11, 1998, by and among CK Witco Corporation (as successor by merger to Crompton & Knowles), as Initial Collection Agent, and certain of its subsidiaries, as Sellers, Crompton & Knowles Receivables Corporation, as Buyer, and ABN AMRO Bank N.V., as Agent (incorporated by reference to Exhibit 10.265 to Form 10-K for the fiscal year ended December 31, 2000 ("2000 Form 10-K").

10.204 Amendment Number 2 dated as of November 20, 2000, to the Receivables Purchase Agreement, dated as of December 11, 1998, by and among the Registrant (as successor to Crompton & Knowles), as Initial Collection Agent, and certain of its subsidiaries, as Sellers, Crompton & Knowles Receivables Corporation, as Buyer, and ABN AMRO Bank N.V., as Agent (incorporated by reference to Exhibit 10.266 to the 2000 Form 10-K).

10.205 Amendment Number 3 dated as of February 1, 2001, to the Receivables Purchase Agreement dated as of December 11, 1998, by and among the Registrant (as successor to Crompton & Knowles), as Initial Collection Agent, and certain of its subsidiaries, as Sellers, Crompton & Knowles Receivables Corporation, as Buyer, and ABN AMRO Bank N.V., as Agent (incorporated by reference to Exhibit 10.267 to the 2000 Form 10-K).

10.206 Letter Agreement dated as of January 18, 2002, to the Receivables Purchase Agreement dated as of December 11, 1998, by an among the Registrant (as successor to Crompton & Knowles), as Initial Collection Agent, and certain of its subsidiaries, as Sellers, Crompton & Knowles Receivables Corporation, as Buyer, and Crompton Sales Company, Inc. and ABN AMRO Bank N.V., as Agent (filed herewith*).

10.21+ Amended  Crompton  Corporation 1998 Long  Term  Incentive  Plan
       (filed herewith*).

10.22+ Amended  and  Restated  Employment  Agreement  by  and  between
       Crompton & Knowles and Vincent A. Calarco dated May 31, 1999 (incorporated by reference to Exhibit 10.1 to the Crompton & Knowles Form 10-Q for the quarter ended June 26, 1999).

10.23+ Form of Merger Synergy Restricted Stock Agreement, dated as  of
       October 19, 1999, by and between the Registrant and various of its executive officers (incorporated by reference to Exhibit
       10.32 to the 1999 Form 10-K).

10.24+ Form  of Supplemental Retirement Agreement, dated as of October
       21, 1999, by and between the Registrant and various of its executive officers (incorporated by reference to Exhibit 10.35 of the 1999 Form 10-K).

10.25+ Form of 2001-2002 Long Term Incentive Award Agreement, dated as of January 31, 2001, by and between the Registrant and various of its executive officers (incorporated by reference to Exhibit 10 to the 10-Q for the quarter ended March 31,
       2001).

10.26+ Form  of  2001 Management Incentive Plan dated as of March  20,
       2001, by and between the Registrant and various key management personnel (filed herewith*).

10.27+ Form of 2002 Management Incentive Plan dated as of February  8,
       2002, by and between the Registrant and various key management personnel (filed herewith*).

13     2001 Annual Report to Stockholders of the Registrant.   (Not
       to be deemed filed with the Securities and Exchange Commission except those portions expressly incorporated by reference into this report on Form 10-K.) (filed herewith*).

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

(b) Reports on Form 8-K filed in fourth quarter 2001

     During the fiscal fourth quarter of 2001, the Registrant did not file a Current Report on Form 8-K.


                             SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CROMPTON CORPORATION
                                          (Registrant)

Date:  March 27, 2002                 By:/s/Peter Barna
                                            Peter Barna
                                            Senior Vice President &
                                            Chief Financial Officer

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

Name                                 Title

Vincent A. Calarco*            Chairman of the Board, President,
                               and Director (Principal Executive
                               Officer)

Peter Barna*                   Senior Vice President
                               (Chief Financial Officer)

Michael F. Vagnini*            Corporate Controller
                               (Principal Accounting Officer)

Robert A. Fox*                 Director

Roger L. Headrick*             Director

Leo I. Higdon, Jr.*            Director

Harry G. Hohn*                 Director

C. A. Piccolo*                 Director

Bruce F. Wesson*               Director

Patricia K. Woolf*             Director



Date:  March 27, 2002                *By:/s/Peter Barna
                                            Peter Barna
                                            as attorney-in-fact