Form 10-K/A
period 2001-12-31
CROMPTON CORP
filed 2002-03-28
CIK 1091862

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


                                     CROMPTON CORPORATION
                                          (Registrant)

Date:  March 28, 2002                 By:/s/Peter Barna
                                            Peter Barna
                                            Senior Vice President &
                                            Chief Financial Officer

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

Name                                 Title

Vincent A. Calarco*            Chairman of the Board, President,
                               and Director (Principal Executive
                               Officer)

Peter Barna*                   Senior Vice President
                               (Chief Financial Officer)

Michael F. Vagnini*            Corporate Controller
                               (Principal Accounting Officer)

Robert A. Fox*                 Director

Roger L. Headrick*             Director

Leo I. Higdon, Jr.*            Director

Harry G. Hohn*                 Director

C. A. Piccolo*                 Director

Bruce F. Wesson*               Director

Patricia K. Woolf*             Director



Date:  March 28, 2002                *By:/s/Peter Barna
                                            Peter Barna
                                            as attorney-in-fact




Independent Auditors' Report and Consent


The Board of Directors and Stockholders
Crompton Corporation:

Under date of January 31, 2002, we reported on the consolidated balance sheets of Crompton Corporation and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001, which are incorporated by reference in this Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in this Form 10-K for the year 2001. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We consent to the incorporation by reference in the registration statements (Nos. 33-21246, 33-42280, 33-67600, 333-62429, 333-
87035, 333-60422, 333-71030 and 333-71032) on Form S-8 of
Crompton Corporation of our report, dated January 31, 2002, with respect to the consolidated balance sheets of Crompton Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001, which report is incorporated by reference in the December 31, 2001 Annual Report on Form 10-K of Crompton Corporation.



/s/KPMG LLP

Stamford, Connecticut
March 27, 2002


                                     S - 1




Schedule II


                CROMPTON CORPORATION AND SUBSIDIARIES
                  Valuation and Qualifying Accounts
                      (In thousands of dollars)


                              Additions
                  Balance at  charged to    Adjustments      Balance
                  Beginning   costs and                      at end
                  of year     expenses   Recurring   Other   of year

Fiscal Year ended
 December 31, 2001:
Allowance for
 doubtful accounts  $ 22,134  $ 4,499  $ (8,864)(1) $  (873)(2) $ 16,896
Accumulated
 amortization
 of cost in
 excess of
 acquired net
 assets               73,796   26,056      (220)(3)  (2,568)(4)   97,064
Accumulated
 amortization
 of other
 intangible
 assets              148,388   12,804      (244)(3)     (81)(5)  160,867

Fiscal Year ended
 December 31, 2000:
Allowance for
 doubtful accounts  $ 23,356  $ 3,773  $ (4,995)(1)  $    0    $  22,134
Accumulated
 amortization
 of cost in
 excess of
 acquired net
 assets               49,403   26,465      (155)(3)  (1,917)(6)   73,796
Accumulated
 amortization
 of other
 intangible
 assets              135,539   12,805       (98)(3)      142(6)  148,388

Fiscal Year ended
 December 31, 1999:
Allowance for
 doubtful accounts  $  9,768  $ 3,937  $ (5,206)(1) $ 14,857(7) $ 23,356
Accumulated
 amortization
 of cost in
 excess of
 acquired net
 assets               44,647   12,382      (939)(3)  (6,687)(6)   49,403
Accumulated
 amortization
 of other
 intangible
 assets              120,860   15,078      (232)(3)    (167)(6)  135,539

(1) Represents accounts written off as uncollectible (net of recoveries), and the translation effect of accounts denominated in foreign currencies.
(2) Represents the disposition of the industrial colors business.
(3) Represents the translation effect of intangible assets denominated in foreign currencies.
(4) Represents primarily impairment of goodwill related to the rubber chemicals and trilene businesses.
(5) Represents primarily the disposition of the industrial colors business partially offset by the impairment of intangible assets relating to the rubber chemicals business.
(6) Represents primarily intangible asset retirements.
(7) Represents primarily the acquisition of Witco Corporation.


                                S - 2