Form 10-Q
period 2002-03-31
CROMPTON CORP
filed 2002-05-13
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-Q

  X     QUARTERLY REPORT PURSUANT  TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2002

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


                           YES   X             NO


The number of shares of common stock outstanding is as follows:

            Class                     Outstanding at April 30, 2002

Common Stock - $.01 par value                  113,510,662





                   CROMPTON CORPORATION AND SUBSIDIARIES
                                 FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


                  INDEX                                      PAGE


PART I.    FINANCIAL INFORMATION

 Item 1.   Financial Statements and Accompanying Notes

           Consolidated Statements of Earnings (Unaudited)-
           First quarter ended 2002 and 2001                   2

           Consolidated Balance Sheets - March 31, 2002
           (Unaudited) and December 31, 2001                   3

           Consolidated Statements of Cash Flows (Unaudited)-
           First quarter ended 2002 and 2001                   4

           Notes to Consolidated Financial Statements
           (Unaudited)                                         5

 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                10

 Item 3.   Quantitative and Qualitative Disclosure of
           Market Risk                                        14

PART II.   OTHER INFORMATION

 Item 4.   Submission of Matters to Vote of Security Holders  15

 Item 6.   Exhibits and Reports on Form 8-K                   16


Signatures                                                    17




              CROMPTON CORPORATION AND SUBSIDIARIES
         Consolidated Statements of Earnings (Unaudited)
                First quarter ended 2002 and 2001
        (In thousands of dollars, except per share data)





                                            2002         2001

Net sales                               $  644,838    $ 737,936

Cost of products sold                      458,863      514,587
Selling, general and administrative         97,209      106,639
Depreciation and amortization               38,079       46,924
Research and development                    20,218       20,564
Equity income                               (2,264)      (5,987)

Operating profit                            32,733       55,209
Interest expense                            26,138       28,754
Other (income) expense                      (2,293)       1,815

Earnings before income taxes                 8,888       24,640
Income taxes                                 2,133        8,870

Net earnings                            $    6,755    $  15,770


Basic earnings per common share         $      .06    $     .14


Diluted earnings per common share       $      .06    $     .14


Dividends declared per common share     $      .05    $     .05





See accompanying notes to consolidated financial statements.






              CROMPTON CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
        March 31, 2002 (Unaudited) and December 31, 2001
                    (In thousands of dollars)





                                          March 31,   December 31,
                                            2002         2001
ASSETS

CURRENT ASSETS
Cash                                   $     9,827   $    21,506
Accounts receivable                        223,064       188,133
Inventories                                459,557       491,693
Other current assets                       162,047       113,742
 Total current assets                      854,495       815,074

NON-CURRENT ASSETS
Property, plant and equipment            1,001,493     1,021,983
Cost in excess of acquired net assets      897,187       897,404
Other assets                               443,036       497,727

                                       $ 3,196,211   $ 3,232,188

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable                          $    15,323   $    29,791
Accounts payable                           260,026       234,985
Accrued expenses                           263,287       285,329
Income taxes payable                        89,918       111,905
Other current liabilities                   18,198        20,608
 Total current liabilities                 646,752       682,618

NON-CURRENT LIABILITIES
Long-term debt                           1,412,090     1,392,833
Postretirement health care liability       198,391       199,583
Other liabilities                          389,732       409,613

STOCKHOLDERS' EQUITY
Common stock                                 1,192         1,192
Additional paid-in capital               1,049,927     1,051,257
Accumulated deficit                       (279,261)     (280,350)
Accumulated other comprehensive loss      (154,447)     (151,839)
Treasury stock at cost                     (68,165)      (72,719)
 Total stockholders' equity                549,246       547,541

                                       $ 3,196,211   $ 3,232,188





See accompanying notes to consolidated financial statements.





              CROMPTON CORPORATION AND SUBSIDIARIES
        Consolidated Statements of Cash Flows (Unaudited)
                First quarter ended 2002 and 2001
                    (In thousands of dollars)



Increase (decrease) in cash                 2002         2001

CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                           $  6,755      $  15,770
 Adjustments to reconcile net earnings
  to net cash (used in) provided by
  operations:
  Depreciation and amortization           38,079         46,924
  Equity income                           (2,264)        (5,987)
  Changes in assets and liabilities, net:
   Accounts receivable                   (55,348)       (38,401)
   Inventories                            29,696        (23,766)
   Accounts payable                       25,950        106,463
   Other                                 (52,735)       (44,473)
 Net cash (used in) provided by
  operations                              (9,867)        56,530

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                    (16,836)       (36,624)
 Other investing activities                  323          5,597
 Net cash used in investing activities   (16,513)       (31,027)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds (payments) on long-term
  borrowings                              19,651        (63,336)
 (Payments) proceeds on short-term
  borrowings                             (14,469)         5,171
 Proceeds from sale of accounts
  receivable                              14,111         17,265
 Dividends paid                           (5,666)        (5,651)
 Other financing activities                1,628          4,614
 Net cash provided by (used in)
  financing activities                    15,255        (41,937)

CASH
 Effects of exchange rate changes on cash   (554)          (393)

 Change in cash                          (11,679)       (16,827)

 Cash at beginning of period              21,506         20,777

 Cash at end of period                  $  9,827      $   3,950





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

Included in accounts receivable are allowances for doubtful accounts of $18.3 million at March 31, 2002 and $16.9 million at December 31, 2001.

Accumulated depreciation amounted to $742.3 million at March 31, 2002 and $707.7 million at December 31, 2001.

It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 2001 Annual Report on Form 10-K.


FACILITY CLOSURES, SEVERANCE AND RELATED COSTS

As a result of the cost reduction initiative announced in July 2001, the Company recorded a pre-tax charge of $114 million for facility closures, severance and related costs in 2001, of which accruals totaling $41.1 million remained at December 31, 2001. During the first quarter of 2002, these accruals were reduced by payments of $3.8 million relating primarily to severance and related items.


GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. It also specifies criteria that must be met for intangible assets acquired in a purchase combination to be recognized apart from goodwill. Statement No. 142 requires that the useful lives of all existing intangible assets be reviewed and adjusted if necessary. It also requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment at least annually. Other intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

In accordance with Statement No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. The following is a reconciliation to adjust previously reported quarterly financial information to exclude goodwill amortization expense:

(In thousands, except per share data)      March 31, 2001

                                        Net     Earnings Per Share
                                     Earnings   Basic      Diluted
Net earnings, as reported           $ 15,770    $0.14        $0.14
Goodwill amortization expense          6,660     0.06         0.05
 Adjusted net earnings              $ 22,430    $0.20        $0.19



The Company has reviewed the classification of its intangible assets and goodwill in accordance with Statement No. 141 and has concluded that no change in the classification of its intangible assets and goodwill is required. The Company's intangible assets (excluding goodwill) are included in "other assets" on the balance sheet and are comprised of the following:

(In thousands)          March 31, 2002           December 31, 2001
                      Gross     Accumulated     Gross   Accumulated
                      Cost      Amortization    Cost    Amortization
Patents             $135,091     $ (90,319)   $132,923   $ (89,233)
Trademarks            89,709       (27,609)     94,136     (26,988)
Other                 79,013       (45,735)     79,250     (44,646)
 Total              $303,813     $(163,663)   $306,309   $(160,867)

The Company has reassessed the useful lives of its intangible assets as required by Statement No. 142 and determined that the existing useful lives are reasonable. Amortization expense related to intangible assets amounted to $3.1 million and $3.3 million for the three months ended March 31, 2002 and 2001, respectively. Estimated amortization expense for the next five fiscal years is as follows: $12.5 million (2002), $13.1 million
(2003), $13.3 million (2004), $13.0 million (2005) and $13.2 million (2006).

During the first quarter, in accordance with the goodwill impairment provisions of Statement No. 142, the Company allocated its assets and liabilities, including goodwill, to its reporting units. Much of the goodwill relates to the 1999 acquisition of Witco Corporation and, accordingly, has been allocated to the former business units of Witco. As a result of the allocation, goodwill by reportable segment is as follows:

(In thousands)                           March 31,    December 31,
                                            2002         2001
Polymer Products
   Polymer Additives                    $425,008      $425,011
   Polymers                               17,299        17,299
   Polymer Processing Equipment           29,575        29,725
                                         471,882       472,035
Specialty Products
   OrganoSilicones                       221,465       221,465
   Crop Protection                        54,858        54,922
   Other                                 148,982       148,982
                                         425,305       425,369
    Total                               $897,187      $897,404

The Company is in the process of finalizing its reporting unit fair value calculations as required by the goodwill impairment provisions of Statement No. 142. The Company will complete this process during the second quarter of 2002 and any impairment losses will be recognized as a cumulative effect of an accounting change as of the first quarter of 2002. Such losses are not estimable at this time.


COMMON STOCK

As of March 31, 2002, there were 119,187,077 common shares issued and 113,425,243 common shares outstanding at $.01 par value.



INVENTORIES

Components of inventories are as follows:

(In thousands)                           March 31,     December 31,
                                            2002         2001

Finished goods                          $ 348,063     $ 377,463
Work in process                            16,873        22,110
Raw materials and supplies                 94,621        92,120
                                        $ 459,557     $ 491,693


EARNINGS PER COMMON SHARE

The computation of basic earnings per common share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per common share is based on the weighted average number of common and common equivalent shares outstanding. The following is a reconciliation of the shares used in the computations:

(In thousands)                             First quarter ended
                                            2002         2001

Weighted average common shares
 outstanding                              113,274       112,969
Effect of dilutive stock options and
 other equivalents                          2,527         3,211

Weighted average common and common
 equivalent shares outstanding            115,801       116,180


COMPREHENSIVE INCOME (LOSS)

An analysis of the Company's comprehensive income (loss) follows:

(In thousands)                             First quarter ended

                                            2002         2001

Net earnings                            $ 6,755       $ 15,770
Other comprehensive income (expense):
 Foreign currency translation
  adjustments                            (9,670)       (21,464)
 Change in fair value of derivatives
  and other                               7,062           (302)
Comprehensive income (loss)             $ 4,147       $ (5,996)


The components of accumulated other comprehensive loss at March
31, 2002 and December 31, 2001 are as follows:



(In thousands)                           March 31,     December 31,
                                            2002           2001

Foreign currency translation
 adjustments                            $ (115,541)     $(105,871)
Minimum pension liability adjustment       (39,403)       (39,403)
Fair value of derivatives and other            497         (6,565)
Accumulated other comprehensive loss    $ (154,447)     $(151,839)



DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective January 1, 2001, the Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (the "Statements"). In accordance with the Statements, the Company recognizes changes in the fair value of all derivatives designated as fair value hedging instruments in earnings, and recognizes changes in the fair value of all derivatives designated as cash flow hedging instruments as a component of accumulated other comprehensive loss (AOCL).

For the quarter ended March 31, 2001, the Company recorded a pre-tax gain of $546,000 to other (income) expense related to its fair value hedges. The Company also recorded a loss of $590,000 as a component of AOCL in the first quarter of 2001 related to its interest rate swap cash flow hedges. These amounts include the implementation impact of the Statements.

For the quarter ended March 31, 2002, the change in the fair value of the Company's fair value hedges was not significant.
The change in the fair value of the Company's interest rate swap cash flow hedges resulted in a gain of $462,000 recorded as a component of AOCL. The change in the fair value of the Company's equity cash flow hedge resulted in a deferred gain of $6.1 million recorded as a component of AOCL. This deferred equity gain is subject to changes in the Company's stock price and will be amortized ratably to earnings over the remaining service periods of the hedged long-term incentive plans.

During the first quarter of 2002, the Company entered into Japanese Yen (JPY) denominated foreign currency forward contracts as hedges of its exposure to variability in expected future cash flows attributable to changes in foreign exchange rates. These contracts are designated as cash flow hedges of forecasted JPY denominated sales. Changes in the fair value of these forward contracts will be recorded on the balance sheet with the effective portion deferred as a component of AOCL and the ineffective portion recognized in earnings. The component deferred to AOCL will be recognized in earnings in the same period in which the forecasted transactions are recognized. Accordingly, the Company deferred a gain of $379,000 as a component of AOCL as of March 31, 2002 to recognize the fair value of these contracts.


BUSINESS SEGMENT DATA

On April 12, 2002, the Company announced certain modifications within its financial reporting segments to reflect the current management and operating structure in its portfolio of businesses. First, a reclassification of Petroleum Additives from the "Other" category to the Polymer Additives segment. This change reflects the similarity of product and product enhancing characteristics of these additives, as well as shared manufacturing processes and facilities. Second, a reclassification of divestiture candidate Industrial Specialties from the Crop Protection segment to the "Other" category, where it joins Crompton's other main divestment property, Refined Products. Third, a reclassification of Glycerine and Fatty Acids from the "Other" category into plastic additives (included in the Polymer Additives segment). This change recognizes that glycerine and fatty acids are a by-product of in-house production for use in the plastic additives business. Fourth, a reclassification of trilene (a minor product line with less than $3.4 million in annual sales) from petroleum additives (included in the Polymer Additives segment) to EPDM (included in the Polymers segment). The former classification was predicated on the product's use in lubricant applications, while the new designation is consistent with the chemistry of trilene, which is a liquid form of EPDM. The following segment information reflects these modifications.



(In thousands)                             First quarter ended
                                            2002         2001
Net Sales

Polymer Products
   Polymer Additives                    $ 267,235     $ 308,939
   Polymers                                67,480        82,262
   Polymer Processing Equipment            49,805        58,746
   Eliminations                            (3,319)       (3,924)
                                          381,201       446,023
Specialty Products
   OrganoSilicones                        113,756       111,890
   Crop Protection                         52,472        60,074
   Other                                   97,409       119,949
                                          263,637       291,913

Total net sales                         $ 644,838     $ 737,936


Operating Profit

Polymer Products
   Polymer Additives                    $  11,631     $  18,701
   Polymers                                 8,649        14,289
   Polymer Processing Equipment                80         1,057
                                           20,360        34,047
Specialty Products
   OrganoSilicones                          7,051        11,370
   Crop Protection                         14,470        25,891
   Other                                    3,481         3,693
                                           25,002        40,954

General corporate expense,
  including amortization                  (12,629)      (19,792)

Total operating profit                  $  32,733     $  55,209


As a result of the modifications to the Company's reportable segments, the asset information by segment reported in the Company's 2001 annual report has been restated as follows:

(In thousands)

Assets                                     Year Ended 2001

Polymer Products
  Polymer Additives                           $  723,510
  Polymers                                       155,485
  Polymer Processing Equipment                   101,498
                                                 980,493
Specialty Products
  OrganoSilicones                                381,609
  Crop Protection                                153,907
  Other                                          234,584
                                                 770,100

Corporate                                      1,481,595

Total assets                                  $3,232,188




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


FIRST QUARTER RESULTS

Overview

Consolidated net sales of $644.8 million for the first quarter of 2002 decreased 13% from the comparable period in 2001. The decrease was primarily the result of the weak domestic economy (including an 8% decline in unit volume and 2% lower pricing), the 2001 divestiture of the industrial colors business (2% negative) and foreign currency translation (1% negative). International sales, including U.S. exports, were 50% of total sales, up slightly from 49% in the first quarter of 2001.

Gross margin as a percentage of sales was 28.8% for the first quarter of 2002 as compared to 30.3% for the first quarter of 2001. The decrease was primarily due to the impact of reduced selling prices and higher manufacturing costs attributable to reduced plant throughput, partially offset by lower raw material and energy costs.

Consolidated operating profit was $32.7 million as compared to operating profit of $55.2 million for the first quarter of 2001. Net earnings for the first quarter were $6.8 million, or $0.06 per common share, as compared to net earnings of $15.8 million, or $0.14 per common share, in the first quarter of 2001. The decreases in net earnings and operating profit were primarily due to the decrease in gross margin, partially offset by the impact of the Company's cost savings initiatives and the implementation of the goodwill non-amortization provision of FASB Statement No. 142.

Polymer Products

Polymer additives sales of $267.2 million were down 13% from the prior year due to a reduction in unit volume of 9%, lower prices of 3% and foreign currency translation of 1%. Plastic and urethane additives sales decreased 11% and 18%, respectively, due primarily to much stronger economic conditions in the prior year. Rubber additives sales were down 24% due mainly to lower unit volume resulting from a weak automotive market and business lost following a price increase in the third quarter of 2001. Petroleum additives sales declined 3% due equally to lower volume, price and foreign currency translation. Operating profit of $11.6 million was down 38% from the first quarter of 2001 mainly as a result of lower pricing, reduced demand and higher manufacturing costs attributable to reduced plant throughput, partially offset by lower raw material and energy costs.

Polymer sales of $67.5 million were down 18% from the prior year as a result of a 13% decline in unit volume and a 5% decrease in prices. EPDM sales declined 20% as industry overcapacity resulted in lower unit volume and reduced selling prices. Urethanes sales were down 15% due primarily to much stronger economic conditions in the prior year. Operating profit of $8.6 million decreased 39% from the prior year due primarily to lower unit volume, reduced EPDM selling prices and higher manufacturing costs attributable to reduced plant throughput, partially offset by lower raw material and energy costs.

Polymer processing equipment sales of $49.8 million declined 15% from the prior year due mainly to lower unit volume resulting from a dramatic decline in domestic demand for capital equipment. Operating profit of $0.1 million was $1.0 million less than the first quarter of 2001 as the impact of lower sales more than offset significant cost savings attributable to a reduction in workforce and plant consolidation. Backlog at the end of March was $77 million, down $6 million from the end of 2001.

Specialty Products

OrganoSilicones sales of $113.8 million were up 2% from the first quarter of 2001 as a 7% increase in unit volume (primarily sulfur silanes in Europe) offset lower pricing of 3% and unfavorable foreign currency translation of 2%. Despite higher sales, operating profit of $7.1 million was down 38% from the prior year mainly as a result of lower selling prices, an unfavorable sales mix and start-up costs associated with the plant expansion in Italy.

Crop protection sales of $52.5 million were down 13% from the prior year due to a decline in unit volume of 10%, lower pricing of 1% and lower foreign currency translation of 2%. Unit volume was down mainly as a result of unusually strong prior year demand in Europe, and high distributor inventories and new competitor registrations in Canada. Operating profit of $14.5 million was 44% lower than the prior year due mainly to lower unit volume, a prior year non-recurring pension gain of $4.7 million and lower joint venture equity income of $4.3 million.

Other sales of $97.4 million declined 19% from the first quarter of 2001 with 9% due to the colors divestment and the remainder due primarily to lower unit volume in the remaining businesses. Refined products and industrial specialties sales were down 10% and 11%, respectively, versus the much stronger economic period last year. Operating profit of $3.5 million was down 6% from the prior year due primarily to the impact of the colors divestment and lower unit volume, offset in part by lower operating expenses including a reduction in raw material and energy costs.

Other

Selling, general and administrative expenses of $97.2 million decreased 9% versus the first quarter of 2001. This decrease was primarily due to lower sales activity, the Company's cost savings initiatives and the 2001 divestiture of the industrial colors business. Depreciation and amortization decreased 19% primarily due to the implementation of the goodwill non-amortization provision of FASB Statement No. 142 and reduced depreciation expense resulting from the fourth quarter 2001 impairment charge related to the rubber additives and trilene businesses. Research and development costs decreased 2%, but increased as a percentage of sales to 3.1% from 2.8%. Interest expense of $26.1 million decreased 9% mainly due to lower interest rates on the Company's borrowings and a decrease in the debt balance outstanding. The effective tax rate decreased to 24% from 36% in the comparable quarter of 2001 primarily due to the impact of the goodwill non-amortization provision of FASB Statement No. 142.


LIQUIDITY AND CAPITAL RESOURCES

The March 31, 2002 working capital balance of $207.7 million increased $75.2 million from the year-end 2001 balance of $132.5 million, and the current ratio increased to 1.3 from 1.2. The higher level of working capital was due primarily to the net effect of increases in accounts receivable, other current assets and accounts payable, and decreases in accrued expenses, income taxes payable and inventory. Days sales in receivables decreased to 29 days for the first three months of 2002, versus 41 days for the first three months of 2001, primarily due to improved collection efforts and the impact of accounts receivable securitization programs. Excluding the accounts receivable securitization programs, days sales in receivables decreased to 62 days from 68 days in the first quarter of 2001. Inventory turnover increased to 3.8 from 3.6 for the same period of 2001 primarily as a result of the Company's ongoing efforts to reduce its inventory investment.

Net cash used in operations was $9.9 million for the first three months of 2002, as compared to net cash provided by operations of $56.5 million for the first three months of 2001. The decrease was primarily the result of an increase in accounts receivable and a decrease in accounts payable, partially offset by a decrease in inventory. The Company's debt to total book capital ratio was 72%, unchanged from year-end 2001. The Company's future liquidity needs are expected to be financed from operations.

The Company has a 364-day senior unsecured revolving credit facility of $125 million available through September 2002 and a five-year senior unsecured credit facility of $400 million available through October 2004. Borrowings on these facilities are at various rate options to be determined on the date of borrowing. Borrowings under these agreements amounted to $175 million at March 31, 2002 and carried a weighted average interest rate of 3.74%.

In addition, the Company has an accounts receivable securitization program to sell up to $200 million of domestic accounts receivable to agent banks. As of March 31, 2002, $144 million of domestic accounts receivable had been sold under these programs. In addition, the Company's European subsidiaries have two separate agreements to sell up to $109 million of accounts receivable to agent banks. As of March 31, 2002, $108 million of international accounts receivable had been sold under these programs.

The Company is on schedule to relocate its corporate headquarters from Greenwich to Middlebury, CT during the second half of 2002 and to sublease the Greenwich facility. The Company estimates pre-tax charges of approximately $10 to $12 million relating to the move (approximately 50% non-cash), and expects to have pre-tax savings of $8 to $10 million per year.

The Company is continuing work on the divestitures of both its Refined Products and Industrial Specialties businesses. The Company anticipates that the Industrial Specialties divestiture will be completed during the second quarter of 2002 and the Refined Products divestiture will be completed during the third quarter of 2002, with proceeds used to pay down debt.

Capital expenditures for the first three months of 2002 amounted to $16.8 million as compared to $36.6 million during the same period of 2001. The decrease is primarily due to a reduction in spending and the completion in 2001 of OrganoSilicones facility expansions in Sistersville, West Virginia and Termoli, Italy. Capital expenditures are expected to approximate $110 million in 2002, primarily for the Company's replacement needs and improvement of domestic and foreign facilities.

ACCOUNTING DEVELOPMENTS

Effective January 1, 2002, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets." The Company has implemented Statement No. 141 and the goodwill non-amortization provisions of Statement No. 142. The Company is in the process of evaluating its goodwill for impairment in accordance with Statement No. 142 and should be completed with the process by the end of the second quarter of 2002. For further details, see the Goodwill and Intangible Assets footnote included in the Notes to Consolidated Financial Statements (Unaudited) section of this Form 10Q.

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 requires companies to record a liability for asset retirement obligations associated with the retirement of long-lived assets. Such liabilities should be recorded at fair value in the period in which a legal obligation is created. The provisions of Statement No. 143 are effective for fiscal years beginning after June 15,
2002.   The Company is in the process of reviewing the provisions
of Statement No. 143 and does not expect it to have a material impact on its earnings and financial position.

Effective January 1, 2002, the Company adopted the provisions of Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company reviewed the provisions of Statement No. 144 and concluded that it is in compliance with the provisions of this Statement and there is no implementation impact.

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

The Company continually evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. As of March 31, 2002, the Company's reserves for environmental remediation activities totaled $140.4 million. It is possible that the Company's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK


Refer to the Market Risk & Risk Management Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations and the Derivative Instruments and Hedging Activities Note to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Also refer to the Derivative Instruments and Hedging Activities Note to Consolidated Financial Statements (Unaudited) included in this Form 10-Q.

The fair market value of long-term debt is subject to interest rate risk. The Company's long-term debt amounted to $1,412 million at March 31, 2002. The fair market value of such debt was $1,379 million which has been determined primarily based on quoted market prices.

There have been no other significant changes in market risk since
December 31, 2001.


ITEM 4.  Submission of Matters to a Vote of Security Holders


(a) The Annual Meeting of the Stockholders was held on April 30, 2002.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of
    1934; there was no solicitation in opposition to the nominee for the Board of Directors as listed in the Proxy Statement; and such nominee was elected.

(c) A brief description of each matter voted upon at the Annual Meeting, and the results of voting, are as follows:

         1.  Election of Class II director to serve
             for a term expiring in 2005:

                                    FOR              WITHHELD
             Robert A. Fox    94,890,536 shares   2,973,132 shares


         2. Approval of the selection by the Board of Directors of KPMG LLP as independent auditors for 2002:

                FOR                AGAINST           ABSTAINED
         92,786,839 shares    4,976,251 shares     100,578 shares


ITEM 6.  Exhibits and Reports on Form 8-K


     (a) Exhibits

       Number           Description

         10.1      Form of 2002-2004 Long-Term Incentive Award
                   Agreement, dated as of March 26, 2002, by and between the Registrant and various of its executive officers (filed herewith).

         10.2 Crompton Corporation Benefit Equalization Plan, amended as of April 30, 2002 (filed herewith).


     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.





                      CROMPTON CORPORATION
                           Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CROMPTON CORPORATION
                                       (Registrant)





Date:     May 13, 2002                 Peter Barna
                                       Senior Vice President
                                       and Chief Financial Officer




Date:     May 13, 2002                 Barry J. Shainman
                                       Secretary