Form 10-Q
period 2002-06-30
CROMPTON CORP
filed 2002-08-13
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2002

                              OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

           For the transition period from to

                   Commission File Number  0-30270

                       CROMPTON CORPORATION
         (Exact name of registrant as specified in its charter)


           Delaware                         52-2183153
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)             Identification No.)


One American Lane, Greenwich,Connecticut        06831-2559
(Address of principal executive offices)        (Zip Code)


                           (203) 552-2000
                  (Registrant's telephone number,
                   including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       YES   X             NO



The number of shares of common stock outstanding is as follows:

        Class                      Outstanding at July 31, 2002

Common Stock - $.01 par value               113,647,388



                 CROMPTON CORPORATION AND SUBSIDIARIES
                             FORM 10-Q
              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                     INDEX                                    PAGE


PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements and Accompanying Notes

          Consolidated Statements of Operations
          (Unaudited) - Second quarter and
          six months ended 2002 and 2001                       2

          Consolidated Balance Sheets - June 30, 2002
          (Unaudited) and December 31, 2001                    3

          Consolidated Statements of Cash Flows (Unaudited)
          - Six months ended 2002 and 2001                     4

          Notes to Consolidated Financial Statements
          (Unaudited)                                          5

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                 12

 Item 3.  Quantitative and Qualitative Disclosure of Market
          Risk                                                19


PART II.  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                    20


Signatures                                                    21




              CROMPTON CORPORATION AND SUBSIDIARIES
        Consolidated Statements of Operations (Unaudited)
        Second quarter and six months ended 2002 and 2001
        (In thousands of dollars, except per share data)

                    Second quarter ended     Six months ended
                      2002       2001         2002      2001

Net sales           $689,734  $724,032   $1,334,572   $1,461,968

Cost of products
  sold               474,559   503,002      933,422    1,017,589
Selling, general
  and administrative 100,988   105,066      198,197      211,705
Depreciation and
  amortization        37,945    46,793       76,024       93,717
Research and
  development         21,417    20,669       41,635       41,233
Facility closures,
  severance and
  related costs        9,283         -        9,283            -
Equity income         (1,997)   (1,821)      (4,261)      (7,808)

Operating profit      47,539    50,323       80,272      105,532
Interest expense      26,092    27,731       52,230       56,485
Other expense,
  net (a)             38,140       882       35,847        2,697

Earnings (loss) before
  income taxes and
  cumulative effect
  of accounting
  change             (16,693)   21,710       (7,805)      46,350
Income taxes
  (benefit)          (10,399)    7,816       (8,266)      16,686

Earnings (loss)
  before cumulative
  effect of accounting
  change              (6,294)   13,894          461       29,664
Cumulative effect
  of accounting
  change                   -         -     (298,981)           -

Net earnings (loss) $ (6,294) $ 13,894   $ (298,520)  $   29,664


Basic Earnings (Loss) Per Common Share:
  Earnings (loss) before
   cumulative effect
   of accounting
   change           $   (.06) $    .12   $        -   $      .26
  Cumulative effect
   of accounting
   change                  -         -        (2.63)           -
  Net earnings
   (loss)           $   (.06) $    .12   $    (2.63)  $      .26

Diluted Earnings (Loss) Per Common Share:
  Earnings (loss) before
   cumulative effect
   of accounting
   change           $   (.06) $    .12   $        -   $      .26
  Cumulative effect
   of accounting
   change                  -         -        (2.58)           -
  Net earnings
   (loss)           $   (.06) $    .12   $    (2.58)  $      .26

Dividends declared per
  common share      $    .05  $    .05   $      .10   $      .10


(a) The second quarter and six months ended 2002 include a loss of $34,705 ($21,117 after-tax) from the sale of the industrial specialties business.


See accompanying notes to consolidated financial statements.



              CROMPTON CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
         June 30, 2002 (Unaudited) and December 31, 2001
                    (In thousands of dollars)




                                   June 30,       December 31,
                                     2002            2001
     ASSETS

      CURRENT ASSETS
      Cash                        $    20,802       $    21,506
      Accounts receivable             223,554           188,133
      Inventories                     446,075           491,693
      Other current assets            141,662           113,742
        Total current assets          832,093           815,074

      NON-CURRENT ASSETS
      Property, plant and equipment   934,246         1,021,983
      Cost in excess of acquired
       net assets                     600,159           897,404
      Other assets                    423,949           497,727

                                  $ 2,790,447       $ 3,232,188

     LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES
      Notes payable               $     4,508       $    29,791
      Accounts payable                261,339           234,985
      Accrued expenses                296,339           285,329
      Income taxes payable             85,848           111,905
      Other current liabilities        13,481            20,608
        Total current liabilities     661,515           682,618

      NON-CURRENT LIABILITIES
      Long-term debt                1,255,800         1,392,833
      Post-retirement health
       care liability                 197,261           199,583
      Other liabilities               396,800           409,613

      STOCKHOLDERS' EQUITY
      Common stock                      1,192             1,192
      Additional paid-in capital    1,049,030         1,051,257
      Accumulated deficit            (590,213)         (280,350)
      Accumulated other
       comprehensive loss            (115,657)         (151,839)
      Treasury stock at cost          (65,281)          (72,719)
        Total stockholders' equity    279,071           547,541

                                  $ 2,790,447       $ 3,232,188



See accompanying notes to consolidated financial statements.




              CROMPTON CORPORATION AND SUBSIDIARIES
        Consolidated Statements of Cash Flows (Unaudited)
                 Six months ended 2002 and 2001
                    (In thousands of dollars)



Increase (decrease) in cash                 2002          2001

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                     $(298,520)   $  29,664
  Adjustments to reconcile net
  earnings (loss) to net cash
  provided by operations:
    Cumulative effect of
      accounting change                     298,981            -
    Loss on sale of business                 34,705            -
    Facility closures, severance and
      related costs                           9,283            -
    Depreciation and amortization            76,024       93,717
    Equity income                            (4,261)      (7,808)
    Changes in assets and liabilities, net:
       Accounts receivable                  (75,225)     (20,552)
       Inventories                           32,474      (21,329)
       Accounts payable                      18,707       80,459
       Other                                  1,195      (58,822)
    Net cash provided by operations          93,363       95,329

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of business (a)         80,000            -
  Capital expenditures                      (36,048)     (76,635)
  Other investing activities                  1,090        2,925
  Net cash provided by (used in)
    investing activities                     45,042      (73,710)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on long-term borrowings         (144,102)     (51,575)
  (Payments) proceeds on short-term
    borrowings                              (26,918)      15,645
  Proceeds from sale of accounts
    receivable                               39,193        9,221
  Dividends paid                            (11,343)     (11,308)
  Other financing activities                  3,908        3,680
  Net cash used in financing activities    (139,262)     (34,337)

CASH
   Effects of exchange rate changes
     on cash                                    153       (1,011)

   Change in cash                              (704)     (13,729)

   Cash at beginning of period               21,506       20,777

   Cash at end of period                  $  20,802    $   7,048



(a)The industrial specialties business (excluding retained receivables and payables valued at approximately $10 million) was sold during the second quarter for $95 million, including cash proceeds of $80 million and a note receivable of $15 million due February 2003.



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

Included in accounts receivable are allowances for doubtful accounts of $20.8 million at June 30, 2002 and $16.9 million at December 31, 2001.

Accumulated depreciation amounted to $792.5 million at June 30, 2002 and $707.7 million at December 31, 2001.

It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 2001
Annual Report on Form 10-K.


FACILITY CLOSURES, SEVERANCE AND RELATED COSTS

Primarily as a result of the cost reduction initiative announced in July 2001, the Company recorded pre-tax charges of $114 million in 2001 and $9.3 million during second quarter of 2002 for facility closures, severance and related costs, summarized as follows:

                      Severance     Asset       Other
                         And      Write-offs   Facility
(In thousands)         Related       and       Closure
                        Costs    Impairments    Costs     Total
2001 charge          $ 45,466    $ 41,847    $ 26,720   $114,033
Cash payments          (8,526)          -      (2,022)   (10,548)
Non-cash charges       (6,706)    (41,847)    (13,866)   (62,419)
 Balance at
  December 31, 2001    30,234           -      10,832     41,066
Second quarter 2002
 charge (a)             4,904       1,808       2,571      9,283
Cash payments          (6,782)          -      (3,793)   (10,575)
Non-cash charges         (211)     (1,808)        (29)    (2,048)
 Balance at
  June 30, 2002      $ 28,145    $      -    $  9,581   $ 37,726

(a) Includes $2,078, primarily severance, related to the headquarters relocation from Greenwich to Middlebury, CT.


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

In accordance with Statement No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. The following is a reconciliation to adjust previously reported quarterly financial information to exclude goodwill amortization expense:

(In thousands, except per share data)  Second quarter ended 2001
                                        Net    Earnings Per Share
                                      Earnings   Basic    Diluted
Net earnings, as reported             $ 13,894   $0.12    $0.12
Goodwill amortization expense            6,526    0.06     0.06
   Adjusted net earnings              $ 20,420   $0.18    $0.18


                                         Six months ended 2001
                                        Net    Earnings Per Share
                                      Earnings   Basic    Diluted
Net earnings, as reported             $ 29,664   $0.26    $0.26
Goodwill amortization expense           13,186    0.12     0.11
   Adjusted net earnings              $ 42,850   $0.38    $0.37


The Company has reviewed the classification of its intangible assets and goodwill in accordance with Statement No. 141 and has concluded that no change in the classification of its intangible assets and goodwill is required. The Company's intangible assets (excluding goodwill) are included in "other assets" on the balance sheet and comprise the following:

(In thousands)     June 30, 2002          December 31, 2001
               Gross    Accumulated     Gross    Accumulated
               Cost     Amortization    Cost     Amortization
Patents       $136,735   $ (92,014)     $132,923  $ (89,233)
Trademarks      86,871     (28,349)       94,136    (26,988)
Other           78,503     (47,001)       79,250    (44,646)
    Total     $302,109   $(167,364)     $306,309  $(160,867)

The Company has reassessed the useful lives of its intangible assets as required by Statement No. 142 and determined that the existing useful lives are reasonable. Amortization expense related to intangible assets (excluding goodwill) amounted to $3.1 million and $3.5 million for the second quarter of 2002 and 2001, respectively, and $6.2 million and $6.8 million for the six months ended June 30, 2002 and 2001, respectively. Estimated amortization expense (excluding goodwill) for the next five fiscal years is as follows: $12.4 million (2002), $13.2 million
(2003), $13.4 million (2004), $13.1 million (2005) and $13.3 million (2006).

During the first quarter, in accordance with the goodwill impairment provisions of Statement No. 142, the Company allocated its assets and liabilities, including goodwill, to its reporting units. Much of the goodwill relates to the 1999 merger with Witco Corporation and, accordingly, has been allocated to the former Witco business units. During the second quarter, the Company completed its reporting unit fair value calculations in accordance with Statement No. 142. As a result, the Company recorded a charge of $299 million, or $2.58 per diluted share, retroactive to January 1, 2002. The charge is reflected in year-to-date results as a cumulative effect of an accounting change. Of the $299 million charge, $84 million relates to the divested industrial specialties business and represents 100 percent of the goodwill attributed to that business. A further $65 million relates to 100 percent of the goodwill attributed to the refined products business which is currently a candidate for divestiture. The remaining $150 million of the charge represents 43 percent of the goodwill attributed to the plastic additives business. The plastic additives business has been one of the businesses most affected by adverse external factors over the last two years. Although the business is rebounding and returning to growth, it is doing so from levels lower than those which existed in 1999 when the business earnings projections that support the allocation of goodwill were completed.

Goodwill by reportable segment is as follows:

(In thousands)                    June 30,      December 31,
                                    2002            2001
Polymer Products
    Polymer Additives            $ 274,978        $ 425,011
    Polymers                        17,299           17,299
    Polymer Processing Equipment    31,173           29,725
                                   323,450          472,035
Specialty Products
    OrganoSilicones                221,465          221,465
    Crop Protection                 55,244           54,922
    Other                                -          148,982
                                   276,709          425,369
        Total                    $ 600,159        $ 897,404


INVENTORIES

Components of inventories are as follows:

(In thousands)                    June 30,      December 31,
                                    2002            2001

Finished goods                   $ 331,791        $ 377,463
Work in process                     23,145           22,110
Raw materials and supplies          91,139           92,120
                                 $ 446,075        $ 491,693


COMMON STOCK

As of June 30, 2002, there were 119,152,254 common shares issued and 113,630,349 common shares outstanding at $.01 par value.


EARNINGS (LOSS) PER COMMON SHARE

The computation of basic earnings (loss) per common share is based on the weighted average number of common shares outstanding. The computation of diluted earnings (loss) per common share is based on the weighted average number of common and common equivalent shares outstanding. The computation of diluted earnings (loss) per common share equals the basic earnings (loss) per common share calculation for the second quarter of 2002 since common stock equivalents of 2,438,698 were antidilutive.

The following is a reconciliation of the shares used in the computations:

(In thousands)           Second quarter ended   Six months ended
                           2002       2001       2002      2001
Weighted average common
  shares outstanding      113,512    113,113    113,394  113,041
Effect of dilutive stock
  options and other
  equivalents                   -      2,991      2,483    3,101

Weighted average common shares
  adjusted for dilution   113,512    116,104    115,877  116,142


COMPREHENSIVE INCOME (LOSS)

An analysis of the Company's comprehensive income (loss) follows:

(In thousands)           Second quarter ended   Six months ended
                           2002      2001        2002      2001

Net earnings (loss)      $ (6,294) $ 13,894  $(298,520) $ 29,664
Other comprehensive
 income (expense):
  Foreign currency translation
    adjustments            40,311   (16,583)    30,641   (38,047)
  Change in fair value of
    derivatives and other  (1,521)     (229)     5,541      (531)
Comprehensive income
 (loss)                  $ 32,496  $ (2,918) $(262,338) $ (8,914)

The components of accumulated other comprehensive loss at June
30, 2002 and December 31, 2001 are as follows:

                                      June 30,    December 31,
(In thousands)                          2002         2001

Foreign currency translation
 adjustments                         $ (75,230)   $(105,871)
Minimum pension liability
 adjustment                            (39,403)     (39,403)
Fair value of derivatives and other     (1,024)      (6,565)
  Accumulated other comprehensive
   loss                              $(115,657)   $(151,839)


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

The Company uses interest rate swap contracts, which expire in 2003, as cash flow hedges to convert its $66 million Euro denominated variable rate debt to fixed rate debt. Each interest rate swap contract is designated with the principal balance and the term of the specific debt obligation. These contracts involve the exchange of interest payments over the life of the contract without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is recognized as an adjustment to interest expense. In the event of early extinguishment of the designated debt obligations, any realized or unrealized gain or loss from the swap would be recognized in earnings coincident with the extinguishment gain or loss.

The Company also has option contracts that effectively allow it to buy and sell shares of its common stock at various strike prices. The Company originally entered into these contracts to hedge the cash flow variability associated with its obligations under its long-term incentive plans. The option contracts related to these long-term incentive plans consist of written put option contracts and purchased call option contracts (covering
3.2 million shares of common stock, with a weighted average strike price of $16.14 per share for the put contracts and $16.32 per share for the call contracts). These contracts have an expiration date of July 2, 2002 (subsequently extended to February 14, 2003) and require net cash settlement. As of June 30, 2002, a liability of $10.9 million has been included in accrued expenses to reflect the unrealized loss on these option contracts based on the quarter-end closing stock price of the Company's common stock.

Through June 30, 2001, these option contracts were recorded on the balance sheet at fair value with changes in market price recorded in earnings. Effective July 2, 2001, due to anticipated volatility in the stock price, the Company designated a portion of its option contracts as cash flow hedges of the risk associated with the unvested, unpaid awards under its long-term incentive plans. In accordance with the Statements, the changes in market value from July 2, 2001 through June 30, 2002, related to the option contracts designated and effective as hedges, have been recorded as a component of AOCL, with any ineffective portion recorded to other expense. The amount included in AOCL is subject to changes in the stock price and will be amortized ratably to earnings over the remaining service periods of the hedged long-term incentive plans.

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

The following table summarizes the (gains)/losses resulting from changes in the market value of the Company's fair value and cash flow hedging instruments for the quarter and six month periods ended June 30, 2002 and 2001.

                                 2002             2001
                                     Six                 Six
                        Second      Months    Second    Months
(In thousands)          Quarter     Ended     Quarter   Ended

Fair value hedges (a)   $    10    $    64    $     3   $  (543)


Cash flow hedges (b):
   Interest rate swap
    contracts           $   438    $   (24)   $   (92)  $   498
   JPY foreign currency
    forward contracts       790        410          -         -
   Option contracts         286     (5,855)         -         -
                        $ 1,514    $(5,469)   $   (92)  $   498


(a)Changes in the market value of fair value hedges are included in other expense, net.

(b)Changes in the market value of cash flow hedges are recorded as a component of AOCL.



BUSINESS SEGMENT DATA

On April 12, 2002, the Company announced certain modifications within its financial reporting segments to reflect the current management and operating structure in its portfolio of businesses. First, a reclassification of Petroleum Additives from the "Other" category to the Polymer Additives segment. This change reflects the similarity of product and product enhancing characteristics of these additives, as well as shared manufacturing processes and facilities. Second, a reclassification of Industrial Specialties (divested in June
2002) from the Crop Protection segment to the "Other" category, where it joins Crompton's divestment candidate Refined Products. Third, a reclassification of Glycerine and Fatty Acids from the "Other" category into plastic additives (included in the Polymer Additives segment). This change recognizes that glycerine and fatty acids are a by-product of in-house production for use in the plastic additives business. Fourth, a reclassification of trilene (a minor product line with less than $3.4 million in annual sales) from petroleum additives (included in the Polymer Additives segment) to EPDM (included in the Polymers segment). The former classification was predicated on the product's use in lubricant applications, while the new designation is consistent with the chemistry of trilene, which is a liquid form of EPDM.

The following segment information reflects these modifications.


(In thousands)       Second quarter ended       Six months ended
                       2002        2001        2002         2001
Net Sales

Polymer Products
  Polymer Additives  $ 287,676  $ 287,538   $  554,911 $  596,477
  Polymers              72,475     78,436      139,955    160,698
  Polymer Processing
   Equipment            44,652     58,116       94,457    116,862
  Eliminations          (3,971)    (2,750)      (7,290)    (6,674)
                       400,832    421,340      782,033    867,363

Specialty Products
  OrganoSilicones      118,245    108,587      232,001    220,477
  Crop Protection       70,538     75,562      123,010    135,636
  Other                100,119    118,543      197,528    238,492
                       288,902    302,692      552,539    594,605

  Total net sales    $ 689,734  $ 724,032   $1,334,572 $1,461,968


(In thousands)       Second quarter ended       Six months ended
                       2002        2001        2002         2001
Operating Profit (Loss)

Polymer Products
  Polymer Additives  $  24,324  $  15,672   $   35,955 $   34,373
  Polymers              12,432     10,976       21,081     25,265
  Polymer Processing
   Equipment            (2,700)    (4,282)      (2,620)    (3,225)
                        34,056     22,366       54,416     56,413

Specialty Products
  OrganoSilicones       12,135     13,760       19,186     25,130
  Crop Protection       20,615     28,974       35,085     54,865
  Other                  2,130      4,555        5,611      8,248
                        34,880     47,289       59,882     88,243

General corporate expense,
   including
   amortization        (12,114)   (19,332)     (24,743)   (39,124)

Total operating profit before
   special items        56,822     50,323       89,555    105,532

Facility closures, severance and
   related costs        (9,283)         -       (9,283)         -

  Total operating
   profit            $  47,539  $  50,323   $   80,272 $  105,532


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


SECOND QUARTER RESULTS

Overview

Consolidated net sales of $689.7 million for the second quarter of 2002 decreased 5% from the comparable period in 2001. The decrease was primarily the result of a decline in unit volume (-2%), lower selling prices (-3%) and the divestiture of the industrial colors business in the fourth quarter of 2001 (-1%), partially offset by favorable foreign currency translation (+1%). International sales, including U.S. exports, were 49% of total sales, unchanged from second quarter of 2001.

Gross margin as a percentage of sales was 31.2% for the second quarter of 2002 as compared to 30.5% for the second quarter of 2001. The increase was primarily due to lower raw material and energy costs and cost savings initiatives, partially offset by reduced selling prices and unfavorable product mix.

Consolidated operating profit was $47.5 million as compared to $50.3 million for the second quarter of 2001. Consolidated operating profit included a $9.3 million special charge for facility closures, severance and related costs. Excluding this charge, consolidated operating profit increased 12.9% versus the second quarter of 2001. The net loss for the second quarter was $6.3 million, or $0.06 per common share, as compared to net earnings of $13.9 million, or $0.12 per common share for the first quarter of 2001. After adjusting to exclude the facility closures, severance and related costs ($5.9 million after-tax) and the loss on the sale of the industrial specialties business ($21.1 million after-tax), net earnings were $20.7 million, or $0.18 per common share. The increases in operating profit and net earnings before the above mentioned special items were primarily due to the increase in gross profit, including the impact of the Company's cost savings initiatives, and the implementation of the goodwill non-amortization provision of FASB Statement No. 142.

Polymer Products

Polymer additives sales of $287.7 million were essentially unchanged from the prior year as a 2% increase in unit volume and favorable foreign currency translation of 1% were offset by a 3% decline in prices. Plastic and petroleum additives sales increased 3% and 5%, respectively, due mainly to greater demand in several key markets, partially offset by lower prices. Urethane additives sales were down 8% due primarily to the loss of some low margin business on the basis of price and weakness in the fiberglass market. Rubber additives sales declined 7% due equally to lower unit volume and prices. Operating profit of $24.3 million was up 55% from the prior year due primarily to reduced product costs, including raw material and energy, partially offset by lower selling prices.

Polymers sales of $72.5 million were down 8% from the prior year as a result of a decline in prices and unit volume of 5% and 3%, respectively. EPDM sales declined 18% as weak global demand continues to keep unit volume and selling prices below prior year levels. Urethane polymer sales rose 6% due mainly to continued penetration of the golf ball market. Operating profit of $12.4 million was up 13% versus the second quarter of 2001 as the elimination of last year's loss on the divested nitrile joint venture and reduced raw material and energy costs, more than offset the impact of lower unit volume and lower selling prices.

Polymer processing equipment sales of $44.7 million declined 23% from the prior year due to a 25% decline in unit volume, driven by extremely low demand for capital equipment, offset in part by favorable foreign currency translation of 2%. Despite the lower sales, the operating loss of $2.7 million was favorable versus the prior year by $1.6 million due to the successful implementation of cost reduction initiatives. Backlog at the end of June was $65 million, down $18 million from the end of 2001.

Specialty Products

OrganoSilicones sales of $118.2 million rose 9% from the prior year due to a 13% increase in unit volume, driven by an increase in European demand for sulphur silanes and other products, and a favorable foreign currency translation of 1%, offset in part by a 5% decrease in prices. Despite higher sales, operating profit of $12.1 million was down 12% from the prior year due primarily to lower selling prices and an unfavorable sales mix.

Crop protection sales of $70.5 million were down 7% from the prior year due to a decline in unit volume primarily in Europe and Canada. A combination of drought conditions (Canada), high customer inventory levels, competitive pricing and poor crop economics all contributed to the shortfall. Operating profit of $20.6 million declined 29% from the prior year as a result of lower unit volume, an unfavorable sales mix and lower joint venture equity income of $1.0 million.

Other sales of $100.1 million declined 16% from the prior year with 8% due to the divested colors business and the remainder due to lower unit volume of 19% in the industrial specialties business (divested June 28, 2002), partially offset by higher unit volume of 2% in the refined products business. Operating profit of $2.1 million was down 53% from the prior year due primarily to the colors divestment and the impact of lower industrial specialties sales.

Other

Selling, general and administrative expenses decreased 4% versus the second quarter of 2001. This decrease was primarily due to lower sales activity, the Company's cost savings initiatives and the 2001 divestiture of the industrial colors business. Depreciation and amortization decreased 19% primarily due to the implementation of the goodwill non-amortization provision of FASB Statement No. 142 and reduced depreciation expense resulting from the fourth quarter 2001 impairment charge related to the rubber additives and trilene businesses. Research and development costs rose 4% as emphasis on new product development increased. Interest expense decreased 6% mainly due to the decrease in the debt balance outstanding. The effective tax rate, before special items, decreased to 24% from 36% in the comparable quarter of 2001 primarily due to the impact of the goodwill non-amortization provision of FASB Statement No. 142.


YEAR-TO-DATE RESULTS

Overview

Consolidated net sales of $1.33 billion for the first six months of 2002 decreased 9% from the comparable period in 2001. The decrease was primarily the result of a decline in unit volume (-5%), lower selling prices (-3%) and the divestiture of the industrial colors business in the fourth quarter of 2001 (-1%). International sales, including U.S. exports, were 48% of total sales, down slightly from 49% for the first six months of 2001.

Gross margin as a percentage of sales was 30.1% for the first six months of 2002 as compared to 30.4% for the first six months of 2001. The decrease was primarily due to the first quarter impact of reduced selling prices and higher manufacturing costs attributable to reduced plant throughput, partially offset by lower raw material and energy costs and cost savings initiatives.

Consolidated operating profit was $80.3 million as compared to $105.5 million for the first six months of 2001. Consolidated operating profit, excluding the $9.3 million charge for facility closures, severance and related costs, was $89.6 million for the first six months of 2002. The net loss for the first six months was $298.5 million, or $2.58 per diluted common share, as compared to net earnings of $29.7 million, or $0.26 per common share for the first six months of 2001. After adjusting to exclude the facility closures, severance and related costs ($5.9 million after-tax), the loss on the sale of the industrial specialties business ($21.1 million after-tax) and the cumulative effect of accounting change ($299 million), net earnings were $27.5 million. The decreases in operating profit and net earnings before the above mentioned special items were primarily due to the impact of lower sales and decreased equity income, partially offset by the impact of the Company's cost savings initiatives and the implementation of the goodwill non-amortization provision of FASB Statement No. 142.

Polymer Products

Polymer additives sales of $554.9 million declined 7% from the prior year due to a 4% reduction in unit volume and a 3% decrease in prices. Rubber additives sales were down 16% due mainly to lower unit volume attributable to a generally weaker automotive market and business lost as a result of a third quarter 2001 price increase. Urethane additives sales declined 13% due primarily to stronger prior year economic conditions and the loss of some low margin business on the basis of price. Plastic additives sales were down 4% mainly as a result of lower prices. Petroleum additives sales were up 1% due to increased demand in certain markets, partially offset by lower prices. Operating profit of $36 million was up 5% from the prior year as the savings from lower product costs, including raw material and energy, more than offset the impact of lower selling prices.

Polymers sales of $140 million were down 13% from the first six months of 2001 as a result of a decline in unit volume of 8% and a 5% decrease in prices. EPDM sales declined 19% as industry overcapacity resulted in unit volume and prices that were below prior year levels. Urethane polymer sales were down 5% due mainly to stronger prior year economic conditions, notwithstanding second quarter growth in the golf ball market. Operating profit of $21.1 million was 17% less than the prior year due primarily to the impact of lower unit volume and depressed selling prices, partially offset by lower raw material and energy costs and the elimination of last year's loss on the divested nitrile joint venture.

Polymer processing equipment sales of $94.5 million were down 19% from the prior year due to lower unit volume resulting from the significant cutback in capital equipment spending. The operating loss of $2.6 million was favorable compared to the prior year by $0.6 million as cost savings, resulting mainly from a reduction in workforce and plant consolidation more than offset the impact of lower sales.

Specialty Products

OrganoSilicones sales of $232 million were up 5% from the first six months of 2001 as a result of a 10% increase in unit volume mainly attributable to greater European demand, particularly sulfur silanes, partially offset by a 5% reduction in prices. Despite higher sales, operating profit of $19.2 million was down 24% from the prior year mainly as a result of lower selling prices and an unfavorable product mix.

Crop protection sales of $123 million were down 9% from the prior year due to lower unit volume. Volume was adversely affected by Canadian drought conditions, new competitor registrations, high customer inventory levels, competitive pricing and poor crop economics. Operating profit of $35.1 million declined 36% from the first six months of 2001 due mainly to lower unit volume, lower joint venture equity income of $5.3 million and a prior year non-recurring pension gain of $4.7 million.

Other sales of $197.5 million were down 17% from the prior year with 9% due to the divested colors business and the balance due to lower unit volume. Refined products was down 5% due mainly to lower unit volume. Sales for industrial specialties, which was sold effective June 28, 2002, were down 15% due to lower unit volume. Operating profit of $5.6 million declined 32% from the prior year due mainly to the colors divestment and lower industrial specialties sales, partially offset by reduced raw material and energy costs.

Other

Selling, general and administrative expenses decreased 6% versus the first six months of 2001. This decrease was primarily due to lower sales activity, the Company's cost savings initiatives and the 2001 divestiture of the industrial colors business. Depreciation and amortization decreased 19% primarily due to the implementation of the goodwill non-amortization provision of FASB Statement No. 142 and reduced depreciation expense resulting from the fourth quarter 2001 impairment charge related to the rubber additives and trilene businesses. Research and development costs increased 1%. Equity income decreased 45% primarily as a result of lower earnings from the Company's Gustafson seed treatment joint venture. Interest expense decreased 8% mainly due to the decrease in the debt balance outstanding. The effective tax rate, before special items, decreased to 24% from 36% in the comparable period of 2001 primarily due to the impact of the goodwill non-amortization provision of FASB Statement No. 142.


LIQUIDITY AND CAPITAL RESOURCES

The June 30, 2002 working capital balance of $170.6 million increased $38.1 million from the year-end 2001 balance of $132.5 million, and the current ratio increased to 1.3 from 1.2. The higher level of working capital was due primarily to the net effect of increases in accounts receivable, other current assets and accounts payable, and decreases in income taxes payable and inventory. Days sales in receivables decreased to 28 days for the first six months of 2002, versus 41 days for the first six months of 2001, primarily due to improved collection efforts and the impact of accounts receivable securitization programs. Excluding the accounts receivable securitization programs, days sales in receivables decreased to 62 days from 68 days in the first six months of 2001. Inventory turnover increased to 4.0 from 3.6 for the same period of 2001 primarily as a result of the Company's ongoing efforts to reduce its inventory investment.

Net cash provided by operations of $93.4 million decreased $1.9 million from the net cash provided by operations of $95.3 million for the first six months of 2001. The decrease was primarily the result of a larger increase in accounts receivable and less of an increase in accounts payable as compared to 2001, partially offset by a decrease in inventory and a $50 million federal income tax refund resulting from a recent change in tax legislation. The Company's debt to total book capital ratio increased to 82% from 72% at year-end 2001. The increase is due primarily to the decrease in stockholders' equity resulting principally from the loss recorded as of June 30, 2002, partially offset by a decrease in accumulated other comprehensive loss.
The Company's future liquidity needs are expected to be financed from operations.

The Company has a 364-day senior unsecured revolving credit facility of $125 million available through September 2002 and a five-year senior unsecured credit facility of $400 million available through October 2004. Borrowings on these facilities are at various rate options to be determined on the date of borrowing. Borrowings under these agreements amounted to $10 million at June 30, 2002 and carried an interest rate of 4%.

In addition, the Company has an accounts receivable securitization program to sell up to $200 million of domestic accounts receivable to agent banks. As of June 30, 2002, $157 million of domestic accounts receivable had been sold under these programs. In addition, the Company's European subsidiaries have two separate agreements to sell up to $120 million of accounts receivable to agent banks. As of June 30, 2002, $120 million of international accounts receivable had been sold under these programs.

On June 28, 2002, the Company sold its industrial specialties business (excluding retained accounts receivable and accounts payable valued at approximately $10 million) for $95 million, including cash proceeds of $80 million and a note receivable of $15 million due February 2003. The sale resulted in a pre-tax loss of $34.7 million. The proceeds from this transaction were used to pay down debt.

The Company is continuing work on the divestiture of its refined products business. The Company anticipates that the divestiture will be completed in the coming months, with proceeds used to pay down debt.

The Company is on schedule to relocate its corporate headquarters from Greenwich to Middlebury, CT during the second half of 2002 and to sublease the Greenwich facility. The Company estimates pre-tax charges of approximately $10 to $12 million relating to the move (approximately 50% non-cash), and expects to have pre-tax savings of $8 to $10 million per year.

Capital expenditures for the first six months of 2002 amounted to $36 million as compared to $76.6 million during the same period of 2001. The decrease is primarily due to a reduction in spending and the completion in 2001 of OrganoSilicones facility expansions in Sistersville, West Virginia and Termoli, Italy. Capital expenditures are expected to approximate $100 million in 2002, primarily for the Company's replacement needs and improvement of domestic and foreign facilities.

ACCOUNTING DEVELOPMENTS

Effective January 1, 2002, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets." The Company implemented the provisions of Statement No. 141 during the first quarter and completed the implementation of Statement No. 142 during the second quarter. For further details, see the Goodwill and Intangible Assets footnote included in the Notes to Consolidated Financial Statements (Unaudited) section of this Form 10Q.

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

The Company continually evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. As of June 30, 2002, the Company's reserves for environmental remediation activities totaled $137.5 million. It is possible that the Company's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

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

The fair market value of long-term debt is subject to interest rate risk. The Company's long-term debt amounted to $1,256 million at June 30, 2002. The fair market value of such debt was $1,247 million which has been determined primarily based on quoted market prices.

There have been no other significant changes in market risk since
December 31, 2001.

PART II. OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K


    (a) Exhibits

      Number     Description
       2.1    Purchase Agreement between Crompton Corporation
              (and its affiliates named herein) and Akzo Nobel
              Surface Chemistry L.L.C. (and its affiliates named herein) dated as of June 28, 2002.

       4.1 Third Amendment dated as of May 8, 2002, to the Five-Year Credit Agreement dated as of October 28,
              1999, by and among the Registrant, certain subsidiaries of the Registrant, various banks, J.P. Morgan Chase Bank (formally known as The
              Chase Manhattan Bank), as Syndication Agent,
              Citicorp USA, Inc. (as successor to Citibank,
              N.A.), as Administrative Agent and Bank of
              America, N.A. and Deutsche Bank Securities Inc.
              (formerly known as Deutsche Banc Alex Brown Inc.), as Co-Documentation Agents.

    (b) No reports on Form 8-K were filed during the quarter for which this report is filed.




                      CROMPTON CORPORATION
                           Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        CROMPTON CORPORATION

                           (Registrant)





Date:     August 13, 2002         /s/Peter Barna
                                     Peter Barna
                                     Senior Vice President and
                                     Chief Financial Officer




Date:     August 13, 2002         /s/Barry J. Shainman
                                     Barry J. Shainman
                                     Secretary