Form 10-Q
period 2002-09-30
CROMPTON CORP
filed 2002-11-12
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                FORM 10-Q

     X     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2002

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


                       YES   X             NO



The number of shares of common stock outstanding is as follows:

         Class                     Outstanding at October 31, 2002

Common Stock - $.01 par value               113,778,367



                  CROMPTON CORPORATION AND SUBSIDIARIES
                               FORM 10-Q
             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002



                INDEX                                             PAGE


PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements and Accompanying Notes

          Condensed Consolidated Statements of Operations
          (Unaudited) - Third quarter and nine
          months ended 2002 and 2001                               2

          Condensed Consolidated Balance Sheets - September 30,
          2002 (Unaudited) and December 31, 2001                   3

          Condensed Consolidated Statements of Cash
          Flows (Unaudited) - Nine months ended 2002 and 2001      4

          Condensed Notes to Consolidated Financial
          Statements (Unaudited)                                   5

          Independent Accountants' Review Report                  12

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     13

 Item 3.  Quantitative and Qualitative Disclosure of Market Risk  23

 Item 4.  Controls and Procedures                                 24


PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                       25

 Item 6.  Exhibits and Reports on Form 8-K                        26


Signatures                                                        27

Certifications                                                    28


PART I.  FINANCIAL INFORMATION

ITEM I.  Financial Statements and Accompanying Notes


              CROMPTON CORPORATION AND SUBSIDIARIES
   Condensed Consolidated Statements of Operations (Unaudited)
        Third quarter and nine months ended 2002 and 2001
        (In thousands of dollars, except per share data)


                          Third quarter ended    Nine months ended
                            2002       2001       2002       2001

Net sales                 $624,721  $651,921  $1,959,293 $2,113,889

Cost of products sold      418,592   454,608   1,352,014  1,472,197
Selling, general and
  administrative            98,463   105,105     296,660    316,810
Depreciation and
  amortization              36,198    46,887     112,222    140,604
Research and development    20,022    20,973      61,657     62,206
Facility closures,
  severance and
  related costs              7,450    95,936      16,733     95,936
Equity (income) loss           793     2,342      (3,468)    (5,466)

Operating profit (loss)     43,203   (73,930)    123,475     31,602
Interest expense            25,201    27,277      77,431     83,762
Other expense, net (a)       2,810     1,692      38,657      4,389

Earnings (loss) before
  income taxes and
  cumulative effect
  of accounting change      15,192  (102,899)      7,387    (56,549)
Income taxes (benefit)       2,604   (34,691)     (5,662)   (18,005)

Earnings (loss) before
  cumulative effect of
  accounting change         12,588   (68,208)     13,049    (38,544)
Cumulative effect of
  accounting change              -         -    (298,981)         -

Net earnings (loss)       $ 12,588  $(68,208) $ (285,932) $ (38,544)

Basic Earnings (Loss) Per Common Share:
  Earnings (loss) before
   cumulative effect of
   accounting change      $    .11  $   (.60) $      .11  $    (.34)
  Cumulative effect of
   accounting change             -         -       (2.63)         -
  Net earnings (loss)     $    .11  $   (.60) $    (2.52) $    (.34)

Diluted Earnings (Loss) Per Common Share:
  Earnings (loss) before
   cumulative effect of
   accounting change      $    .11  $   (.60) $      .11 $     (.34)
  Cumulative effect of
   accounting change             -         -       (2.58)         -
  Net earnings (loss)     $    .11  $   (.60) $    (2.47) $    (.34)

Dividends declared per
  common share            $    .05  $    .05  $      .15  $     .15

(a) The nine months ended 2002 include a loss of $34,705 from the June 28, 2002 sale of the industrial specialties business.


See accompanying condensed notes to consolidated financial statements.


              CROMPTON CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Balance Sheets
      September 30, 2002 (Unaudited) and December 31, 2001
                    (In thousands of dollars)




                                  September 30,     December 31,
                                       2002            2001
     ASSETS

      CURRENT ASSETS
      Cash                        $    20,750      $      21,506
      Accounts receivable             171,578            188,133
      Inventories                     436,152            491,693
      Other current assets            125,397            113,742
        Total current assets          753,877            815,074

      NON-CURRENT ASSETS
      Property, plant and equipment   920,450          1,021,983
      Cost in excess of acquired
       net assets                     584,514            897,404
      Other assets                    418,253            497,727

                                  $ 2,677,094      $   3,232,188

     LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES
      Notes payable               $     8,530      $      29,791
      Accounts payable                219,328            234,985
      Accrued expenses                284,087            285,329
      Income taxes payable             64,654            111,905
      Other current liabilities        12,582             20,608
        Total current liabilities     589,181            682,618

      NON-CURRENT LIABILITIES
      Long-term debt                1,254,810          1,392,833
      Post-retirement health
       care liability                 195,413            199,583
      Other liabilities               370,957            409,613

      STOCKHOLDERS' EQUITY
      Common stock                      1,192              1,192
      Additional paid-in capital    1,048,588          1,051,257
      Accumulated deficit            (583,291)          (280,350)
      Accumulated other
       comprehensive loss            (135,949)          (151,839)
      Treasury stock at cost          (63,807)           (72,719)
        Total stockholders' equity    266,733            547,541

                                  $ 2,677,094       $  3,232,188


See accompanying condensed notes to consolidated financial statements.



              CROMPTON CORPORATION AND SUBSIDIARIES
   Condensed Consolidated Statements of Cash Flows (Unaudited)
                 Nine months ended 2002 and 2001
                    (In thousands of dollars)



Increase (decrease) in cash               2002             2001

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                             $(285,932)      $ (38,544)
  Adjustments to reconcile net loss
  to net cash provided by operations:
    Cumulative effect of accounting
      change                             298,981               -
    Loss on sale of business              34,705               -
    Facility closures, severance and
      related costs                       16,733         103,071
    Depreciation and amortization        112,222         140,604
    Equity income                         (3,468)         (5,466)
    Changes in assets and liabilities, net:
       Accounts receivable                (4,178)         28,906
       Inventories                        36,430           7,564
       Accounts payable                  (20,617)         37,011
       Other                             (33,983)       (163,882)
    Net cash provided by operations      150,893         109,264

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of business          80,000               -
  Capital expenditures                   (60,534)       (101,328)
  Other investing activities              (1,039)          2,500
  Net cash provided by (used in)
   investing activities                   18,427         (98,828)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on long-term borrowings      (144,530)        (22,540)
  Payments on short-term borrowings      (22,837)        (12,173)
  Proceeds from sale of accounts
   receivable                              9,723          27,481
  Dividends paid                         (17,009)        (16,964)
  Other financing activities               5,232           4,319
  Net cash used in financing activities (169,421)        (19,877)

CASH
  Effects of exchange rate changes
   on cash                                  (655)           (526)

  Change in cash                            (756)         (9,967)

  Cash at beginning of period             21,506          20,777

  Cash at end of period                $  20,750       $  10,810


See accompanying condensed notes to consolidated financial statements.



              CROMPTON CORPORATION AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements (Unaudited)


PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

The information in the foregoing consolidated financial statements is unaudited, but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.

Included in accounts receivable are allowances for doubtful accounts of $19.4 million at September 30, 2002 and $16.9 million at December 31, 2001.

Accumulated depreciation amounted to $824.5 million at September
30, 2002 and $707.7 million at December 31, 2001.

Certain financial information and footnote disclosures included in the annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 2001 Annual Report on Form 10-K. The consolidated results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results expected for the full year.


FACILITY CLOSURES, SEVERANCE AND RELATED COSTS

The Company recorded pre-tax charges of $114 million in 2001 (of which $7.1 million is included in cost of products sold as of September 30, 2001) and $16.7 million during the first nine months of 2002 for facility closures, severance and related costs, summarized as follows:

                         Severance    Asset         Other
                            And     Write-offs    Facility
(In thousands)            Related      and         Closure
                           Costs   Impairments      Costs    Total
2001 charge              $ 45,466    $ 41,847    $ 26,720  $114,033
Cash payments              (8,526)          -      (2,022)  (10,548)
Non-cash charges           (6,706)    (41,847)    (13,866)  (62,419)
Balance at
  December 31, 2001        30,234           -      10,832    41,066
2002 charge                11,318       1,808       3,607    16,733
Cash payments             (11,243)          -      (4,854)  (16,097)
Non-cash charges           (1,199)     (1,808)        (18)   (3,025)
Balance at
  Sept. 30, 2002         $ 29,110    $      -    $  9,567  $ 38,677


GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. It also specifies criteria that must be met for intangible assets acquired in a purchase combination to be recognized apart from goodwill. Statement No. 142 requires that the useful lives of all existing intangible assets be reviewed and adjusted if necessary. It also requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment at least annually. Other intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

In accordance with Statement No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. The following is a reconciliation to adjust previously reported quarterly financial information to exclude goodwill amortization expense:

(In thousands, except per share data)  Third quarter ended 2001
                                        Net     Loss Per Share
                                       Loss     Basic  Diluted
Net loss, as reported              $(68,208)  $(0.60)  $(0.60)
Goodwill amortization expense         6,619     0.06     0.06
   Adjusted net loss               $(61,589)  $(0.54)  $(0.54)


                                       Nine months ended 2001
                                       Net      Loss Per Share
                                       Loss     Basic  Diluted
Net loss, as reported              $(38,544)  $(0.34)  $(0.34)
Goodwill amortization expense        19,805     0.17     0.17
   Adjusted net loss               $(18,739)  $(0.17)  $(0.17)


The Company has reviewed the classification of its intangible assets and goodwill in accordance with Statement No. 141 and has concluded that no change in the classification of its intangible assets and goodwill is required. The Company's intangible assets (excluding goodwill) are included in "other assets" on the balance sheet and comprise the following:

(In thousands)      September 30, 2002       December 31, 2001
                   Gross     Accumulated    Gross     Accumulated
                   Cost      Amortization   Cost      Amortization
Patents           $139,632  $ (93,385)     $132,923  $ (89,233)
Trademarks          87,032    (29,217)       94,136    (26,988)
Other               80,218    (48,078)       79,250    (44,646)
    Total         $306,882  $(170,680)     $306,309  $(160,867)


The Company has reassessed the useful lives of its intangible assets as required by Statement No. 142 and determined that the existing useful lives are reasonable. Amortization expense related to intangible assets (excluding goodwill) amounted to $3.3 million and $2.7 million for the third quarter of 2002 and 2001, respectively, and $9.5 million for each of the nine months ended September 30, 2002 and 2001. Estimated amortization expense for the next five fiscal years is as follows: $12.7 million (2002), $13.2 million (2003), $13.4 million (2004), $13.1 million (2005) and $13.3 million (2006).

During the first quarter, in accordance with the goodwill impairment provisions of Statement No. 142, the Company allocated its assets and liabilities, including goodwill, to its reporting units. Much of the goodwill relates to the 1999 merger with Witco Corporation (the "Merger") and, accordingly, has been allocated to the former Witco business units. During the second quarter, the Company completed its reporting unit fair value calculations in accordance with Statement No. 142. As a result, the Company recorded a charge of $299 million, or $2.58 per diluted share, retroactive to January 1, 2002. The charge is reflected in year-to-date results as a cumulative effect of an accounting change. Of the $299 million charge, $84 million relates to the divested industrial specialties business and represents 100 percent of the goodwill attributed to that business. A further $65 million relates to 100 percent of the goodwill attributed to the refined products business which is currently a candidate for divestiture. The remaining $150 million of the charge represents 43 percent of the goodwill attributed to the plastic additives business. The plastic additives business has been one of the businesses most affected by adverse external factors over the last two years. Although the business is rebounding and returning to growth, it is doing so from levels lower than those which existed in 1999 when the business earnings projections that support the allocation of goodwill were completed.

During the third quarter, the Company reduced goodwill by $15.6 million for certain merger accruals no longer deemed necessary. The adjustment was allocated to the former Witco business units consistent with the original goodwill allocation (Polymer Additives $8.5 million and OrganoSilicones $7.1 million).

Goodwill by reportable segment is as follows:

(In thousands)                    September 30,   December 31,
                                      2002            2001
Polymer Products
    Polymer Additives             $ 266,517       $ 425,011
    Polymers                         17,299          17,299
    Polymer Processing Equipment     31,150          29,725
                                    314,966         472,035
Specialty Products
    OrganoSilicones                 214,331         221,465
    Crop Protection                  55,217          54,922
    Other                                 -         148,982
                                    269,548         425,369
        Total                     $ 584,514       $ 897,404


The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units as of July 31. During the third quarter, the Company updated its carrying value calculations and fair value estimates for each of its reporting units as of July 31, 2002. Based on the comparison of the carrying values to the estimated fair values, the Company has concluded that no additional goodwill impairment exists. The Company will update its review as of July 31, 2003, or sooner, if events or circumstances change that could reduce the fair value of a reporting unit below its carrying value.


INVENTORIES

Components of inventories are as follows:

(In thousands)                    September 30,   December 31,
                                      2002            2001

Finished goods                    $ 332,608       $ 377,463
Work in process                      20,337          22,110
Raw materials and supplies           83,207          92,120
                                  $ 436,152       $ 491,693


COMMON STOCK

As of September 30, 2002, there were 119,152,254 common shares issued and 113,754,992 common shares outstanding at $.01 par value.


EARNINGS (LOSS) PER COMMON SHARE

The computation of basic earnings (loss) per common share is based on the weighted average number of common shares outstanding. The computation of diluted earnings (loss) per common share is based on the weighted average number of common and common equivalent shares outstanding. The computation of diluted loss per common share equals the basic loss per common share calculation for the third quarter and nine months of 2001 since common stock equivalents of 1,983,774 and 2,728,590, respectively, were antidilutive.

The following is a reconciliation of the shares used in the computations:

(In thousands)           Third quarter ended    Nine months ended
                            2002      2001        2002      2001
Weighted average common
  shares outstanding      113,692   113,141     113,494   113,075
Effect of dilutive stock
  options and other
  equivalents               2,417         -       2,461         -

Weighted average common
 shares adjusted for
 dilution                 116,109   113,141     115,955   113,075


COMPREHENSIVE LOSS

An analysis of the Company's comprehensive loss follows:

(In thousands)           Third quarter ended    Nine months ended
                            2002      2001        2002     2001

Net earnings (loss)      $ 12,588  $(68,208)  $(285,932) $(38,544)
Other comprehensive
  income (expense):
  Foreign currency
    translation
    adjustments           (17,549)   19,110      13,092   (18,937)
  Change in fair value
    of derivatives         (2,777)   (6,803)      2,692    (7,301)
  Other                        34        37         106         4
Comprehensive loss       $ (7,704) $(55,864)  $(270,042) $(64,778)


The components of accumulated other comprehensive loss at September 30, 2002 and December 31, 2001 are as follows:

                                           September 30,  December 31,
(In thousands)                                 2002           2001

Foreign currency translation adjustments   $ (92,779)      $(105,871)
Minimum pension liability adjustment         (39,403)        (39,403)
Fair value of derivatives                        147          (2,545)
Other                                         (3,914)         (4,020)
  Accumulated other comprehensive loss     $(135,949)      $(151,839)


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

The Company uses interest rate swap contracts, which expire in 2003, as cash flow hedges to convert its $65 million Euro denominated variable rate debt to fixed rate debt. Each interest rate swap contract is designated with the principal balance and the term of the specific debt obligation. These contracts involve the exchange of interest payments over the life of the contract without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is recognized as an adjustment to interest expense. In the event of early extinguishment of the designated debt obligations, any realized or unrealized gain or loss from the swap would be recognized in earnings coincident with the extinguishment gain or loss.

The Company also has equity option contracts that effectively allow it to buy and sell shares of its common stock at various strike prices. The Company originally entered into these contracts to hedge the expense variability associated with its obligations under its long-term incentive plans. The option contracts consist of written put option contracts and purchased call option contracts covering 3.2 million shares of common stock, with a weighted average strike price of $16.14 per share for the put contracts and $16.32 per share for the call contracts. These contracts have an expiration date of February 14, 2003 and require net cash settlement. As of September 30, 2002, a liability of $19.5 million has been included in accrued expenses to reflect the unrealized loss on these option contracts based on the quarter-end closing price of the Company's common stock.

The Company has designated a portion of the equity option contracts as cash flow hedges of the risk associated with the unvested, unpaid awards under its long-term incentive plans. Changes in market value related to the portion of the option contracts designated and effective as hedges have been recorded as a component of AOCL, with any ineffective portion recognized in earnings. The amount included in AOCL is subject to changes in the stock price and is being amortized ratably to earnings over the remaining service periods of the hedged long-term incentive plans. Changes in market value related to the remaining portion of the option contracts are recognized in earnings.

During the first quarter of 2002, the Company entered into Japanese Yen (JPY) forward contracts to hedge its exposure to variability in future cash flows attributable to changes in foreign exchange rates. These contracts are designated as cash flow hedges of forecasted JPY denominated sales. Changes in the fair value of these forward contracts have been recorded on the balance sheet with the effective portion deferred as a component of AOCL and the ineffective portion recognized in earnings. The component deferred in AOCL will be recognized in earnings in the same period in which the forecasted transactions are recognized.

The following table summarizes the (gains)/losses resulting from changes in the market value of the Company's fair value and cash flow hedging instruments and the amortization of (gains)/losses related to certain cash flow hedges for the quarter and nine month periods ended September 30, 2002 and 2001.



                          Third Quarter Ended    Nine Months Ended
(In thousands)              2002       2001       2002       2001

Fair value hedges (a)     $     7    $   (37)   $    71   $  (580)

Cash flow hedges (b):
   Interest rate swap
     contracts            $  (224)   $   700    $  (248)  $ 1,198
   JPY foreign currency
     forward contracts       (289)         -        121         -
   Equity option contracts-
     change in market value 5,947      7,480     (2,793)    7,480
   Equity option contracts-
     amortization to
     earnings              (2,657)    (1,377)       228    (1,377)
                          $ 2,777    $ 6,803    $(2,692)  $ 7,301

(a)Changes in the market value of fair value hedges are included in other expense, net.

(b)Changes in the market value of cash flow hedges are recorded as a component of AOCL.


ANTITRUST INVESTIGATION AND RELATED LITIGATION

The Company has been contacted by the Antitrust Division of the United States Department of Justice, the European Commission Competition Division, and the Competition Bureau of Industry Canada concerning an investigation into possible collusive dealings in the rubber chemicals industry. The Company and several of its employees have been issued grand jury subpoenas in connection with that investigation, which is still in its early stages. The Company is cooperating fully with the authorities and is conducting its own internal investigation.

Following the issuance of the Company's press release relating to the investigation, the Company and two of its subsidiaries were named as defendants in eight putative class action lawsuits alleging violations of state laws that prohibit price fixing and unfair trade practices. The plaintiffs in these actions generally request unspecified compensatory damages, attorneys' fees and costs. The Company believes it has meritorious defenses to the civil actions and intends to defend them vigorously.

These matters could result in the Company's being subject to monetary damages, fines, penalties and other sanctions and expenses. However, because of the early stage of the investigation, the related litigation and the Company's internal investigation, the ultimate outcome of these matters cannot presently be determined. Accordingly, no provision for any liability that may result therefrom has been made in the Company's condensed consolidated financial statements.


BUSINESS SEGMENT DATA

On April 12, 2002, the Company announced certain modifications within its financial reporting segments to reflect the current management and operating structure in its portfolio of businesses. First, a reclassification of Petroleum Additives from the "Other" category to the Polymer Additives segment. This change reflects the similarity of product and product enhancing characteristics of these additives, as well as shared manufacturing processes and facilities. Second, a reclassification of Industrial Specialties (divested in June
2002) from the Crop Protection segment to the "Other" category, where it joins Crompton's other divestment candidate Refined Products. Third, a reclassification of Glycerine and Fatty Acids from the "Other" category into plastic additives (included in the Polymer Additives segment). This change recognizes that glycerine and fatty acids are a by-product of in-house production for use in the plastic additives business. Fourth, a reclassification of trilene (a minor product line with less than $3.4 million in annual sales) from petroleum additives (included in the Polymer Additives segment) to EPDM (included in the Polymers segment). The former classification was predicated on the product's use in lubricant applications, while the new designation is consistent with the chemistry of trilene, which is a liquid form of EPDM.

The following segment information reflects these modifications.

(In thousands)            Third quarter ended     Nine months ended
                           2002        2001       2002         2001
Net Sales

Polymer Products
  Polymer Additives     $ 285,030  $ 270,911  $  839,941  $  867,388
  Polymers                 67,197     68,923     207,152     229,621
  Polymer Processing
    Equipment              36,275     40,966     130,732     157,828
  Eliminations             (3,918)    (4,113)    (11,208)    (10,787)
                          384,584    376,687   1,166,617   1,244,050

Specialty Products
  OrganoSilicones         116,785    107,800     348,786     328,277
  Crop Protection          66,656     64,922     189,666     200,558
  Other                    56,696    102,512     254,224     341,004
                          240,137    275,234     792,676     869,839

  Total net sales       $ 624,721  $ 651,921  $1,959,293  $2,113,889


Operating Profit (Loss)

Polymer Products
  Polymer Additives     $  25,999  $  14,445  $   61,954  $   48,818
  Polymers                 10,542     10,944      31,623      36,209
  Polymer Processing
    Equipment              (6,384)    (6,719)     (9,004)     (9,944)
                           30,157     18,670      84,573      75,083

Specialty Products
  OrganoSilicones          18,635     13,736      37,821      38,866
  Crop Protection          15,154     15,167      50,239      70,032
  Other                     1,798        746       7,409       8,994
                           35,587     29,649      95,469     117,892

General corporate expense,
   including amortization (15,091)   (19,178)    (39,834)    (58,302)

Total operating profit
   before special items    50,653     29,141     140,208     134,673

Facility closures,
   severance and
    related costs          (7,450)  (103,071)    (16,733)   (103,071)

  Total operating
    profit (loss)       $  43,203  $ (73,930) $  123,475  $   31,602




             Independent Accountants' Review Report

The Board of Directors and Stockholders
Crompton Corporation

We have reviewed the accompanying condensed consolidated balance sheet of Crompton Corporation and subsidiaries (the Company) as of September 30, 2002, and the related condensed consolidated statements of operations for the three-month and nine-month periods and cash flows for the nine-month period ended September 30, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Crompton Corporation and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/KPMG LLP
Stamford, Connecticut
October 22, 2002


ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


THIRD QUARTER RESULTS

Overview

(In thousands)                       Third quarter ended
                                                        Adjusted
                                2002        2001         2001 (a)

Net sales                    $ 624,721   $ 651,921      $ 606,723

Cost of products sold          418,592     447,473 (b)    412,549
Selling, general & admin.       98,463     105,105         98,208
Depreciation & amortization     36,198      46,887         43,817
Research & development          20,022      20,973         19,423
Equity loss                        793       2,342          1,273

Operating profit before
 special items                  50,653      29,141         31,453
Facility closures, severance
 and related costs              (7,450)   (103,071)(b)   (103,071)

Operating profit (loss)      $  43,203   $ (73,930)     $ (71,618)

(a) Adjusted 2001 excludes the operating results of the industrial specialties business (sold June 28, 2002) and the operating results of the industrial colors and nitrile rubber businesses (sold December 2001).

(b) Adjusted for facility closure costs of $7,135 included in cost of products sold in the condensed consolidated statements of operations.

Consolidated net sales of $624.7 million for the third quarter of 2002 decreased 4% from the comparable period in 2001. After adjusting for divested businesses, net sales increased 3% primarily as a result of an increase in unit volume of 4% and favorable foreign currency translation of 2%, partially offset by lower selling prices of 3%. International sales, including U.S. exports, were 51% of total sales, up slightly from 50% for the third quarter of 2001.

Gross margin as a percentage of sales was 33% for the third quarter of 2002 as compared to 31.4% (excluding special items) for the third quarter of 2001. After adjusting for divested businesses, gross margin as a percentage of sales was 32% for the third quarter of 2001. The increase of one percentage point was primarily due to lower raw material and energy costs plus cost savings, partially offset by reduced selling prices.

Consolidated operating profit of $43.2 million compared to a loss of $73.9 million for the third quarter of 2001. After adjusting for special items and divested businesses, consolidated operating profit of $50.7 million increased 61% versus the adjusted third quarter of 2001. Net earnings for the third quarter were $12.6 million, or $0.11 per common share, as compared to a net loss of $68.2 million, or $0.60 per common share for the third quarter of 2001. After adjusting to exclude the facility closures, severance and related costs ($4.6 million after-tax in 2002 and $68.3 million after-tax in 2001), net earnings were $17.2 million, or $0.15 per common share in 2002 and $0.1 million, or breakeven per common share in 2001. The increases in operating profit as adjusted and net earnings before the above mentioned special items were primarily due to the increase in gross profit and the implementation of the goodwill non-amortization provision of FASB Statement No. 142.


(In thousands)                  Third quarter ended
                                              2001
                                          As           As
                           2002        Reported    Adjusted (a)
Net Sales
Polymer Products
 Polymer Additives      $ 285,030     $ 270,911     $ 270,911
 Polymers                  67,197        68,923        68,923
 Polymer Processing
   Equipment               36,275        40,966        40,966
 Eliminations              (3,918)       (4,113)       (4,113)
                          384,584       376,687       376,687
Specialty Products
 OrganoSilicones          116,785       107,800       107,800
 Crop Protection           66,656        64,922        64,922
 Other                     56,696       102,512        57,314
                          240,137       275,234       230,036

Total net sales         $ 624,721     $ 651,921     $ 606,723


Operating Profit (Loss)
Polymer Products
 Polymer Additives      $  25,999     $  14,445     $  14,445
 Polymers                  10,542        10,944        12,357
 Polymer Processing
   Equipment               (6,384)       (6,719)       (6,719)
                           30,157        18,670        20,083
Specialty Products
 OrganoSilicones           18,635        13,736        13,736
 Crop Protection           15,154        15,167        15,167
 Other                      1,798           746         1,645
                           35,587        29,649        30,548
General corporate expense,
 including amortization   (15,091)      (19,178)      (19,178)
Total operating profit
 before special items      50,653        29,141        31,453
Facility closures, severance
 and related costs         (7,450)     (103,071)(b)  (103,071)

Total operating
  profit (loss)         $  43,203     $ (73,930)    $ (71,618)

(a) Adjusted 2001 excludes the operating results of the industrial specialties business (sold June 28, 2002) and the operating results of the industrial colors and nitrile rubber businesses (sold December 2001).

(b) Includes facility closure costs of $7,135 included in cost of products sold in the condensed consolidated statements of operations.

Polymer Products

Polymer additives sales of $285.0 million were up 5% from the prior year due to an increase in unit volume of 7% and favorable foreign currency translation of 2%, partially offset by a decline in selling prices of 4%. Plastic and petroleum additives sales rose 5% and 2%, respectively, due primarily to increased demand in certain key markets. Urethane additives sales were down 3% due primarily to the loss of some low margin business. Rubber additives sales rose 15% as lost market share was partially regained, although at substantially lower prices. Operating profit of $26.0 million was up 80% from the prior year due mainly to higher unit volume and reduced product costs, partially offset by lower selling prices.

Polymers sales of $67.2 million were down 3% from the prior year as lower selling prices of 5% were partially offset by favorable foreign currency translation of 2%. EPDM sales declined 12% due mainly to lower prices and reduced automotive market volume. Urethane polymers sales were up 8% due primarily to increased demand from domestic and European markets. Operating profit of $10.5 million was down 4% from the prior year. However, after adjusting prior year results to exclude the divested nitrile rubber business, operating profit was down 15% mainly as a result of lower EPDM selling prices and unit volume, partially offset by lower raw material and energy costs.

Polymer processing equipment sales of $36.3 million were down 11% from the prior year as depressed demand for capital equipment resulted in a 13% unit volume decline, partially offset by favorable foreign currency translation of 2%. The operating loss of $6.4 million was favorable by 5% compared to the prior year as significant cost reductions more than offset the impact of lower sales and a $2.0 million warranty claim settlement. The backlog at the end of September of $74 million increased $9 million from the end of June, but was down $9 million from the end of 2001.

Specialty Products

OrganoSilicones sales of $116.8 million were up 8% from the prior year as a 9% increase in unit volume (primarily international) and favorable foreign currency translation of 4% were partially offset by a decline in selling prices of 5%. Operating profit of $18.6 million was up 36% from the prior year due primarily to higher unit volume and reduced product costs, partially offset by lower selling prices.

Crop protection sales of $66.7 million were up 3% from the prior year mainly as a result of favorable foreign currency translation. Operating profit of $15.2 million was essentially unchanged from the prior year.

Other sales of $56.7 million were down 45% from the prior year, of which 44% was attributable to the divestiture of the industrial colors and industrial specialties businesses.
Operating profit of $1.8 million increased $1.1 million due primarily to the absence of a prior year operating loss of $0.9 million related to the divested businesses.

Other

Selling, general and administrative expenses decreased 6% versus the third quarter of 2001. This decrease was primarily due to the divestitures of the industrial specialties and the industrial colors businesses. Depreciation and amortization decreased 23% primarily due to the implementation of the goodwill non-amortization provision of FASB Statement No. 142, reduced depreciation expense resulting from the fourth quarter 2001 impairment charge and from the divestitures of the industrial specialties and industrial colors businesses. Research and development costs decreased 5% due primarily to the divestitures of the industrial specialties and industrial colors businesses. Interest expense decreased 8% due mainly to the decrease in outstanding debt. The effective tax rate, before special items, decreased to 24% from 36% in the comparable quarter of 2001 primarily due to the impact of the goodwill non-amortization provision of FASB Statement No. 142.


YEAR-TO-DATE RESULTS

Overview

(In thousands)                    Nine months ended
                                                          Adjusted
                               2002         2001           2001 (a)

Net sales                  $ 1,959,293  $ 2,113,889     $ 2,048,184

Cost of products sold        1,352,014    1,465,062 (b)   1,417,219
Selling, general & admin.      296,660      316,810         305,581
Depreciation & amortization    112,222      140,604         136,280
Research & development          61,657       62,206          60,432
Equity income                   (3,468)      (5,466)         (8,437)

Operating profit before
 special items                 140,208      134,673         137,109
Facility closures, severance
 and related costs             (16,733)    (103,071)(b)    (103,071)

Operating profit           $   123,475  $    31,602     $    34,038

(a) Adjusted 2001 excludes the third quarter operating results of the industrial specialties business (sold June 28, 2002) and nine months of operating results of the industrial colors and nitrile rubber businesses (sold December 2001).

(b) Adjusted for facility closure costs of $7,135 included in cost of products sold in the condensed consolidated statements of operations.

Consolidated net sales of $1.96 billion for the first nine months of 2002 decreased 7% from the comparable period in 2001. After adjusting for divested businesses, net sales decreased 4% due primarily to lower selling prices of 3% and a decline in unit volume of 2%, partially offset by favorable foreign currency translation of 1%. International sales, including U.S. exports, were 49% of total sales, unchanged from the first nine months of 2001.

Gross margin as a percentage of sales was 31% for the first nine months of 2002 as compared to 30.7% (excluding special items) for the first nine months of 2001. After adjusting for the divested businesses, gross margin as a percentage of sales was 30.8% for the first nine months of 2001. The increase was due primarily to lower raw material and energy costs and cost savings, partially offset by reduced selling prices.

Consolidated operating profit of $123.5 million compared to $31.6 million for the first nine months of 2001. After adjusting for special items and divested businesses, consolidated operating profit of $140.2 million increased 2% versus the first nine months of 2001. The net loss for the first nine months of $285.9 million, or $2.47 per diluted common share, compared to a net loss of $38.5 million, or $0.34 per common share, for the first nine months of 2001. After adjusting to exclude the facility closures, severance and related costs ($10.5 million after-tax in 2002 and $68.3 million after-tax in 2001), the loss on the sale of the industrial specialties business ($21.1 million after-tax) and the cumulative effect of accounting change ($299 million), net earnings were $44.7 million, or $0.39 per common share, in 2002 and $29.8 million, or $0.26 per common share, in 2001. The significant increase in net earnings before the above mentioned special items was primarily due to the impact of the Company's cost savings initiatives and the implementation of the goodwill non-amortization provision of FASB Statement No. 142, partially offset by the impact of lower unit volume. Lower raw material and energy costs essentially offset the impact of lower selling prices.


(In thousands )                   Nine months ended
                                               2001
                                         As               As
                            2002      Reported        Adjusted (a)
Net Sales
Polymer Products
 Polymer Additives      $   839,941 $   867,388     $   867,388
 Polymers                   207,152     229,621         229,621
 Polymer Processing
   Equipment                130,732     157,828         157,828
 Eliminations               (11,208)    (10,787)        (10,787)
                          1,166,617   1,244,050       1,244,050
Specialty Products
 OrganoSilicones            348,786     328,277         328,277
 Crop Protection            189,666     200,558         200,558
 Other                      254,224     341,004         275,299
                            792,676     869,839         804,134

Total net sales         $ 1,959,293 $ 2,113,889    $  2,048,184

Operating Profit (Loss)
Polymer Products
 Polymer Additives      $    61,954  $   48,818    $     48,818
 Polymers                    31,623      36,209          39,852
 Polymer Processing
   Equipment                 (9,004)     (9,944)         (9,944)
                             84,573      75,083          78,726
Specialty Products
 OrganoSilicones             37,821      38,866          38,866
 Crop Protection             50,239      70,032          70,032
 Other                        7,409       8,994           7,787
                             95,469     117,892         116,685
General corporate expense,
 including amortization     (39,834)    (58,302)        (58,302)
Total operating profit
 before special items       140,208     134,673         137,109
Facility closures, severance
 and related costs          (16,733)   (103,071)(b)    (103,071)

Total operating profit  $   123,475 $    31,602    $     34,038

(a) Adjusted 2001 excludes the third quarter operating results of the industrial specialties business (sold June 28, 2002) and nine months of operating results of the industrial colors and nitrile rubber businesses (sold December 2001).

(b) Includes facility closure costs of $7,135 included in cost of products sold in the condensed consolidated statements of operations.

Polymer Products

Polymer additives sales of $839.9 million were down 3% from the prior year due primarily to a decline in selling prices of 3% and a decrease in unit volume of 1%, partially offset by favorable foreign currency translation of 1%. Urethane additives sales declined 10% due primarily to the loss of some low margin business and weakness in the fiberglass market. Rubber additives sales were down 8% due mainly to lower selling prices. Plastic additives sales declined 1% mainly as a result of lower prices. Petroleum additives sales were up 1% due primarily to increased demand, partially offset by reduced selling prices. Operating profit of $62.0 million rose 27% from the prior year due primarily to reduced product costs, including raw material and energy, partially offset by lower selling prices.

Polymers sales of $207.2 million were down 10% from the prior year due equally to lower prices and reduced unit volume. EPDM sales declined 17% due primarily to lower unit volume and lower selling prices resulting from industry overcapacity. Urethane polymers sales were down 1% due primarily to lower prices. Operating profit of $31.6 million was down 13% from the first nine months of 2001. After adjusting 2001 for the divested nitrile rubber business, operating profit declined 21% due mainly to lower selling prices and reduced unit volumes, partially offset by lower product costs, including raw materials and energy.

Polymer processing equipment sales of $130.7 million declined 17% from the prior year as spending for capital equipment remains at depressed levels. The operating loss of $9.0 million was favorable versus the prior year by 9%, as cost reductions and the benefit of plant consolidations exceeded the impact of lower sales.

Specialty Products

OrganoSilicones sales of $348.8 million were up 6% over the first nine months of 2001 as an increase in unit volume of 10% and favorable foreign currency translation of 1%, was partially offset by a 5% decline in prices. The growth in unit volume was mainly associated with increased demand in Europe, particularly for sulfur silanes, and higher sales in Asia Pacific. Despite higher sales, operating profit of $37.8 million was down 3% from the prior year due primarily to lower selling prices and an unfavorable product mix, partially offset by the impact of increased unit volume and lower product costs.

Crop protection sales of $189.7 million were 5% lower than the prior year as a decline in unit volume of 6% was partially offset by favorable foreign currency translation of 1%. The decline in unit volume was primarily international. Operating profit of $50.2 million was down 28% from the prior year mainly as a result of reduced unit volume, an unfavorable product mix, lower joint venture equity income of $4.8 million and a non-recurring prior year pension gain of $4.7 million.

Other sales of $254.2 million declined 25% from the prior year. After adjusting 2001 to exclude the impact of the divested industrial specialties and industrial colors businesses, sales were down 8%. Of this decline, 5% related to a decline in industrial specialties sales prior to the divestiture at the end of June. The remaining 3% related to lower unit volume in refined products. Operating profit of $7.4 million was 18% lower than the prior year. On an adjusted basis, operating profit was down 5% due mainly to lower industrial specialties earnings realized prior to the divestiture.

Other

Selling, general and administrative expenses decreased 6% versus the first nine months of 2001. This decrease was primarily due to the Company's cost savings initiatives and the divestitures of the industrial specialties and the industrial colors businesses. Depreciation and amortization decreased 20% primarily due to the implementation of the goodwill non-amortization provision of FASB Statement No. 142, reduced depreciation expense resulting from the fourth quarter 2001 impairment charge and from the divestitures of the industrial specialties and industrial colors businesses. Research and development costs decreased slightly due to the impact of the divested businesses exceeding the increase in new product development. Equity income decreased 37%, primarily as a result of lower earnings from the Company's Gustafson seed treatment joint venture, partially offset by the elimination of the 2001 equity loss on the Company's nitrile rubber joint venture (sold in December 2001). Interest expense decreased 8% due mainly to the decrease in outstanding debt. The effective tax rate, before special items, decreased to 24% from 36% in the comparable period of 2001 primarily due to the impact of the goodwill non-amortization provision of FASB Statement No. 142.


LIQUIDITY AND CAPITAL RESOURCES

The September 30, 2002 working capital balance of $164.7 million increased $32.2 million from the year-end 2001 balance of $132.5 million, and the current ratio increased to 1.3 from 1.2. The increases in working capital and the current ratio were primarily due to an increase in other current assets and decreases in notes payable, accounts payable and income taxes payable, partially offset by decreases in accounts receivable and inventory. Days sales in receivables decreased to 27 days for the first nine months of 2002, versus 40 days for the first nine months of 2001, primarily due to improved collection efforts and the impact of accounts receivable securitization programs. Excluding the accounts receivable securitization programs, days sales in receivables decreased to 63 days from 69 days for the first nine months of 2001. Inventory turnover increased to 3.9 from 3.5 for the same period of 2001 primarily as a result of the Company's ongoing efforts to reduce its inventory investment.

Net cash provided by operations of $150.9 million increased $41.6 million from $109.3 million for the first nine months of 2001. The increase was primarily the result of a larger decrease in inventory as compared to 2001 and a $50 million federal income tax refund resulting from a recent change in tax legislation, partially offset by a decrease in accounts payable and an increase in accounts receivable. The Company's debt to total book capital ratio increased to 83% from 72% at year-end 2001. The increase is due to the decrease in stockholders' equity resulting principally from the cumulative effect of accounting change of $299 million related to the implementation of FASB Statement No. 142 recorded as of January 1, 2002. The Company's future liquidity needs are expected to be financed from operations.

The Company has a five-year senior unsecured credit facility of $400 million available through October 2004. Borrowings on this facility are at various rate options to be determined on the date of borrowing. Borrowings under this agreement amounted to $10 million at September 30, 2002 and carried an interest rate of 4%. The Company had a 364-day senior unsecured revolving credit facility of $125 million which expired in September 2002. The Company did not renew this facility due to the availability under its five-year facility.

In addition, the Company has an accounts receivable securitization program to sell up to $200 million of domestic accounts receivable to agent banks. As of September 30, 2002, $142 million of domestic accounts receivable had been sold under these programs. In addition, the Company's European subsidiaries have two separate agreements to sell up to $122 million of accounts receivable to agent banks. As of September 30, 2002, $105 million of international accounts receivable had been sold under these programs.

On June 28, 2002, the Company sold its industrial specialties business (excluding retained accounts receivable and accounts payable valued at approximately $10 million) for $95 million, including cash proceeds of $80 million and a note receivable of $15 million due February 2003. The sale resulted in a pre-tax loss of $34.7 million. The proceeds from this transaction were used to pay down debt.

The Company is continuing work on the divestiture of its refined products business. Proceeds will be used to pay down debt.

The Company is on schedule to relocate its corporate headquarters from Greenwich to Middlebury, CT by the end of 2002 and to sublease the Greenwich facility. The Company estimates pre-tax charges of approximately $10 to $12 million relating to the move and expects to have pre-tax savings of $8 to $10 million per year, which will begin to be realized in 2003.

Capital expenditures for the first nine months of 2002 amounted to $60.5 million as compared to $101.3 million during the same period of 2001. The decrease is primarily due to a reduction in spending and the completion in 2001 of facility expansions for OrganoSilicones in Sistersville, West Virginia and Termoli, Italy. Capital expenditures are expected to approximate $100 million in 2002, primarily for the Company's replacement needs and improvement of domestic and foreign facilities.

As discussed in the condensed notes to the consolidated financial statements, the Company has been contacted by U.S., Canadian and European Union authorities concerning an investigation into possible collusive dealings in the rubber chemicals industry. In addition, related putative civil class actions have recently been filed. The Company is cooperating fully with the authorities and is conducting its own internal investigation. These matters could result in the Company's being subject to monetary damages, fines, penalties and other sanctions and expenses. However, because of the early stage of the investigation, the related litigation and the Company's internal investigation, the ultimate outcome of these matters cannot presently be determined. The Company cannot predict at this stage whether an adverse outcome of these matters would have a material adverse effect on its results of operations.


ACCOUNTING DEVELOPMENTS

Effective January 1, 2002, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets." The Company implemented the provisions of Statement No. 141 during the first quarter and completed the implementation of Statement No. 142 during the second quarter. For further details, see the Goodwill and Intangible Assets footnote included in the Condensed Notes to Consolidated Financial Statements (Unaudited) section of this Form 10Q.

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 requires companies to record a liability for asset retirement obligations associated with the retirement of long-lived assets. Such liabilities should be recorded at fair value in the period in which a legal obligation is created. The provisions of Statement No. 143 are effective for fiscal years beginning after June 15, 2002. The Company is in the process of reviewing the provisions of Statement No. 143.

Effective January 1, 2002, the Company adopted the provisions of Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company reviewed the provisions of Statement No. 144 and concluded that it is in compliance with the provisions of this Statement and there is no implementation impact.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 requires companies to record exit or disposal costs when they are incurred and to initially measure these costs at fair value. Statement No. 146 also requires that recorded liabilities be adjusted in future periods to reflect changes in timing or estimated cash flows. The purpose of this Statement is to spread out the reporting of expenses related to exit and disposal activities over the period in which they are incurred. The provisions of Statement No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company is currently in compliance with existing accounting requirements and will adopt the provisions of Statement No. 146 effective January 1, 2003.


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

The Company continually evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. As of September 30, 2002, the Company's reserves for environmental remediation activities totaled $132 million. It is possible that the Company's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

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

The fair market value of long-term debt is subject to interest rate risk. The Company's long-term debt amounted to $1,255 million at September 30, 2002. The fair market value of such debt as of September 30,2002 was $1,205 million, which has been determined primarily based on quoted market prices.

There have been no other significant changes in market risk since
December 31, 2001.


ITEM 4.  Controls and Procedures

(a) Within 90 days of the filing date of this quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company's controls and procedures are effective.

(b) There have been no significant changes in the Company's controls or in other factors that could significantly affect these controls subsequent to the evaluation date.


PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company has been contacted by the Antitrust Division of the United States Department of Justice, the European Commission Competition Division, and the Competition Bureau of Industry Canada concerning an investigation into possible collusive dealings in the rubber chemicals industry. The Company and several of its employees have been issued grand jury subpoenas in connection with that investigation, which is still in its early stages. The Company is cooperating fully with the authorities and is conducting its own internal investigation.

The Company, Flexsys, N.V., Bayer A.G. and several of their respective subsidiaries have been named as defendants in eight civil actions in seven jurisdictions, in each case on behalf of a putative class of purchasers of tires that were manufactured using rubber chemicals sold by the defendants. The complaints generally allege that the defendants violated state antitrust or related statutes by agreeing to fix prices of rubber chemicals, and seek actual or treble damages in an unspecified amount, attorneys' fees and costs. The Company believes it has meritorious defenses to the civil actions and intends to defend them vigorously.


ITEM 6.  Exhibits and Reports on Form 8-K


  (a) Exhibits

   Number   Description

   10.1 Form of Employment Agreement dated as of July 29, 2002, by and between the Registrant and various of its executive officers
            (filed herewith).

   10.2 Amendment dated as of October 22, 2002, to the Crompton Corporation Benefit Equalization
            Plan (filed herewith).


  (b) A report on Form 8-K was filed on October 8, 2002, reporting on item 5 (Other Events and Regulation FD
      Disclosure) and item 7 (Financial Statements and
      Exhibits).





                      CROMPTON CORPORATION
                           Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CROMPTON CORPORATION

(Registrant)


Date:     November 12, 2002          /s/Michael F. Vagnini
                                        Michael F. Vagnini
                                        Vice President and Controller
                                        (Principal Accounting Officer)

Date:     November 12, 2002          /s/Barry J. Shainman
                                        Barry J. Shainman
                                        Secretary





                      CROMPTON CORPORATION
                         Certifications

I, Peter Barna, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Crompton
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002            /s/Peter Barna
                                       Peter Barna
                                       Senior Vice President and
                                       Chief Financial Officer



                      CROMPTON CORPORATION
                         Certifications

I, Vincent A. Calarco certify that:

1. I have reviewed this quarterly report on Form 10-Q of Crompton
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002            /s/Vincent A. Calarco
                                       Vincent A. Calarco
                                       President and
                                       Chief Executive Officer