Form 10-K
period 2002-12-31
CROMPTON CORP
filed 2003-03-20
CIK 1091862

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K
(Mark One)
x    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2002
                               OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from             to

                  Commission File No. 0-30270

                      Crompton Corporation
     (Exact name of registrant as specified in its charter)

     Delaware                                 52-2183153
     (State or other jurisdiction         (I.R.S. Employer
      of incorporation or organization)    Identification No.)

     199 Benson Road
     Middlebury, Connecticut                       06749
     (address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:
                    (203) 573-2000

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

     Indicate by check mark whether the registrant is an
accelerated filer (as defined in Rule 12b-2 of the Act).
                                    Yes [x]     No

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed as of February 28, 2003, was $536,903,925.

     The number of shares of Common Stock of the registrant outstanding as of February 28, 2003, was 114,281,040.

              DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders for fiscal year ended
 December 31, 2002   ........     Parts I, II and IV
Proxy Statement for Annual Meeting of Stockholders
 on April 29, 2003   ........           Part III



                                                            Page

   PART I

   Item 1.  Business                                            1
            Polymer Products                                    2
            Specialty Products                                  6
   Item 2.  Properties                                         14
   Item 3.  Legal Proceedings                                  15
   Item 4.  Submission of Matters to a Vote of
               Security Holders                                19
            Executive Officers of the Registrant               19

   PART II

   Item 5.  Market for Registrant's Common Equity and
               Related Stockholder Matters                    21
   Item 6.  Selected Financial Data                           22
   Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations            22
   Item 7A. Quantitative and Qualitative Disclosures
               about Market Risk                              22
   Item 8.  Financial Statements and Supplementary Data       22
   Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure            22
   PART III

   Item 10. Directors and Executive Officers of the
               Registrant                                     22
   Item 11. Executive Compensation                            23
   Item 12. Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters 23
   Item 13. Certain Relationships and Related Transactions    24
   Item 14. Controls and Procedures                           24

   PART IV

   Item 15. Exhibits, Financial Statement Schedules
              and Reports on Form 8-K                         24



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

     Crompton & Knowles Corporation ("Crompton & Knowles") was incorporated in Massachusetts in 1900. Crompton & Knowles engaged in the manufacture and sale of specialty chemicals beginning in 1954 and, beginning in 1961, in the manufacture and sale of polymer processing equipment. Crompton & Knowles substantially expanded both its specialty chemical and its polymer processing equipment businesses through a number of acquisitions in both the United States and Europe, including the acquisition in 1996 of Uniroyal Chemical Company, Inc., ("Uniroyal") a multinational manufacturer of performance chemicals, including rubber chemicals and additives for plastics and lubricants, crop protection chemicals, and polymers, which include Royalene(R) EPDM rubber and Adiprene(R)/Vibrathane(R) urethane prepolymers.

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

     In June 2002, the Corporation sold its industrial specialties business to Akzo Nobel Surface Chemistry LLC. During the fourth quarter of 2002, the Corporation relocated its corporate headquarters to its facility in Middlebury, CT.


(b) Financial Information About Industry Segments

     Information as to the sales, operating profit, depreciation and amortization, assets, capital expenditures and equity method investments attributable to each of the Corporation's business segments during each of its last three fiscal years is set forth in the Notes to Consolidated Financial Statements on pages 52 through 54 of the Corporation's 2002 Annual Report to Stockholders, and such information is incorporated herein by reference.

     The Corporation's businesses are grouped into two units, "Polymer Products" and "Specialty Products." Polymer Products consists of separate reporting segments for Polymer Additives (plastic additives, rubber additives, urethane additives and petroleum additives), Polymers (EPDM and urethane polymers) and Polymer Processing Equipment (Davis-Standard). Specialty Products consists of separate reporting segments for OrganoSilicones (silanes and specialty silicones), Crop Protection (specialty actives and the Gustafson Joint Venture) and Other (refined products and industrial specialties.)

     On April 12, 2002, the Corporation announced certain modifications within its financial reporting segments to reflect the current management and operating structure in its portfolio of businesses. First, a reclassification of Petroleum Additives from the "Other" category to the Polymer Additives segment. This change reflected the similarity of product and product-enhancing characteristics of these additives, as well as shared manufacturing processes and facilities. Second, a reclassification of Industrial Specialities (divested in June 2002) from the Crop Protection segment to the "Other" category. Third, a reclassification of Glycerine and Fatty Acids from the "Other" category into Plastic Additives (included in the "Polymer Additives" segment.) This change recognized that glycerine and fatty acids are a by-product of in-house production for use in the plastic additives business. Fourth, a reclassification of trilene (a minor product line with less than $4.0 million in annual sales) from petroleum additives (included in the Polymer Additives segment) to EPDM (included in the Polymers segment.) The former classification was predicated on the product's use in lubricant applications, while the new designation is consistent with the chemistry of trilene, which is a liquid form of EPDM.

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



                           POLYMER PRODUCTS

Polymer Additives

     The Polymer Additives business supplies a number of specialty chemicals to the plastics, rubber, coatings/adhesives and industrial lubricants industries. The Polymer Additives business had net sales for fiscal 2002 of $1,110.8 million.


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

     As a by-product of in-house production for use in the plastic additives business, the Corporation produces fatty acids, glycerine as a co-product, and derivatives of fatty acids (esters, stearates and amides). These products modify surfaces either as direct lubricants or emulsifiers or as intermediates for ingredients that modify surfaces. Fatty acids are used as lubricants in polymers (rubber and plastic), in personal care products and in curing systems for rubber. Glycerine is used to improve smoothness and provide lubrication in pharmaceutical and personal care applications.

     Net sales of plastic additives during fiscal 2002, 2001 and 2000 were 23.2%, 21.7% and 21.4% of the Corporation's net sales, respectively.

Rubber Additives

     This product line of the Polymer Additives business contains over 55 different chemicals for use in processing rubber. These products include accelerators, antioxidants, antiozonants, chemical foaming agents and specialty waxes. Accelerators are used for curing natural and synthetic rubber, and have a wide range of activation temperatures, curing ranges and use forms. Antiozonants protect rubber compounds from flex cracking and ozone, oxygen and heat degradation. Antioxidants provide rubber compounds with protection against oxygen, light and heat. Foaming agents produce gas by thermal decomposition or via a chemical reaction with other components of a polymer system and are mixed with rubber to produce sponge rubber products. Waxes inhibit static atmospheric ozone cracking in rubber. Tire manufacturers accounted for approximately 62% of the Corporation's rubber additives sales in fiscal 2002, with the balance of such sales going to industrial rubber goods, which includes numerous manufacturers of hoses, belting, sponge and a wide variety of
other engineered rubber products.   The Corporation believes it is the
third largest producer of rubber additives in the world.

Urethane Additives

     The Urethane Additives business is comprised of three product groupings that offer technologically advanced materials to a diverse and global customer base: Fomrez(R) saturated polyester polyols, Witcobond(R) polyurethane dispersions, and Witcothane(R) polyurethane systems. Polyester polyols are employed in industrial applications such as flexible foam for seating, thermoplastic urethanes for structural parts, adhesives and coatings. The polyurethane dispersions are sold to a larger and more diverse customer base primarily for coating applications such as flooring, fiberglass sizing and textiles. The polyurethane systems business, which supplies products primarily for use by the shoe sole industry, is a highly service intensive business.

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


Polymers

     The Polymers business, which had net sales for fiscal 2002 of $271.0 million, has two principal product lines: Adiprene(R)/Vibrathane(R) urethane prepolymers and Royalene(R) EPDM rubber.

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

Urethane Polymers

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


Polymer Processing Equipment

     The Corporation's wholly owned subsidiary, Davis-Standard
Corporation, manufactures and sells polymer processing equipment, which includes extruders, electronic controls, and integrated extrusion systems, and offers specialized service and modernization programs for in-place polymer processing systems. The polymer processing equipment business had net sales for fiscal 2002 of $172.7 million.

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


                         SPECIALTY PRODUCTS
OrganoSilicones

     The OrganoSilicones business manufactures and sells over 500 silicone-based chemical intermediate products to manufacturers of fiberglass, reinforced plastics, polyurethane foam, textiles, coatings, automotive components, adhesives, rubber, pharmaceuticals, thermoplastics, sealants and electrical products throughout the world. The OrganoSilicones business had net sales for fiscal 2002 of $456.6 million.

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


Silanes

     The Corporation is a leading producer of organofunctional silanes. Depending on their major organofunctional group (amino, epoxy, methacryl, sulfur, vinyl, etc.), silanes can act as coupling agents or cross-linkers. As a coupling agent, they have the unique ability to bond organic materials to inorganic materials and are used in a variety of end use products, including fiberglass and rubber sealants. As cross-linkers, silanes have become the standard in the manufacture of thermoplastics where they promote the cross-linking of polyolefins in applications such as wire and cable.

     There continue to be opportunities for silanes in the tire industry, especially in Europe where there has been a growing demand for sulfur-functional silanes, which are necessary when silica is used in place of carbon black in tire tread. Silica-tires provide improved handling, safety and other environmental benefits by lowering fuel consumption.

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

Crop Protection

     The Crop Protection business manufactures and markets a wide variety of agricultural chemicals for many major food crops, including grains, fruits, nuts and vegetables, and many non-food crops, such as tobacco, cotton, turf, flax and ornamental plants. The business focuses its efforts mainly on products used on high-value cash crops, such as ornamentals, nuts, citrus and tree and vine fruits as opposed to commodity crops such as soybeans and corn. The Crop Protection business had net sales for fiscal 2002 of $240.1 million.

Specialty Actives

     The Specialty Actives business offers four major crop protection chemical product lines: fungicides, miticides and insecticides, growth regulants, and herbicides. Each product line is composed of numerous formulations for specific crops and geographic regions.

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

Other

     The Other businesses of the Corporation, with net sales for fiscal 2002 of $310.7 million included two principal product lines:
Refined Products and Industrial Specialties.  The Industrial
Specialties business was sold to Akzo Nobel Surface Chemistry LLC in
June 2002.

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

     The Corporation markets its refined products primarily directly through its own sales force.

                              *  *  *

Sources of Raw Materials

     Chemicals, steel, castings, parts, machine components and other raw materials required in the manufacture of the Corporation's products are generally available from a number of sources, some of which are foreign. The Corporation uses significant amounts of petrochemical feedstocks in many of its chemical manufacturing processes. Large increases in the cost of petrochemical feedstocks, particularly for sustained periods of time, or other raw materials could adversely affect the Corporation's operating margins.
While temporary shortages of raw materials used by the Corporation may occur occasionally, such raw materials are currently readily available. However, their continuing availability and price are subject to domestic and world market and political conditions and regulations. Major requirements for key raw materials are typically purchased pursuant to multi-year contracts. The Corporation is not dependent on any one supplier for a material amount of its raw material requirements; however, the OrganoSilicones business purchases, in the aggregate, approximately 50% of its raw materials from Dow Corning Corporation and The Dow Chemical Company under various long-term agreements, which expire at various times through 2010.

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

Seasonal Business

     With the exception of the Crop Protection business, the sales of which are influenced by agricultural growing seasons, no material portion of any segment of the business of the Corporation is significantly seasonal.

Customers

     The Corporation does not consider any reporting segment of its business dependent on a single customer or a few customers, the loss of any one or more of whom would have a material adverse effect on the reporting segment. No one customer's business accounts for more than ten percent of the Corporation's gross revenues nor more than ten percent of its earnings before taxes.

Backlog

     Because machinery production schedules range from about 60 days to 10 months, backlog is significant to the Corporation's polymer processing equipment business. Firm backlog of customers' orders for this business at the end of 2002 totaled approximately $76 million compared with $83 million at the end of 2001. It is expected that most of the 2002 backlog will be shipped during 2003. Orders for specialty chemicals and polymers are generally filled from inventory stocks and thus are excluded from backlog.

Competitive Conditions

     The Corporation is a major manufacturer of polymer products and specialty products. Competition varies by product and by geographic region, except that in rubber chemicals the market is fairly concentrated. In that market, the Corporation and its two principal competitors together account for approximately 43% of total worldwide sales. In addition, the EPDM market is fairly concentrated. The Corporation and its two principal competitors together account for approximately 64% of sales within North America and approximately 50% worldwide.

     Product performance, quality, technical and customer service, and price are all important factors in competing in the polymer product and specialty product businesses.

Research and Development

     The Corporation conducts research and development on a worldwide basis at a number of facilities, including field stations that are used for crop protection research and development activities. Research and development expenditures by the Corporation totalled $81.9 million for the year 2002, $82.3 million for the year 2001, and $84.6 million for the year 2000.

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


     Environmental Regulation. The Corporation believes that its business, operations and facilities have been and are being operated in substantial compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. The ongoing operations of chemical manufacturing plants, however, entail risks in these areas and there can be no assurance that material costs or liabilities will not be incurred. In addition, future developments, such as increasingly strict requirements of environmental and health and safety laws and regulations and enforcement policies thereunder, could bring into question the handling, manufacture, use, emission or disposal of substances or pollutants at facilities owned, used or controlled by the Corporation or the manufacture, use or disposal of certain products or wastes by the Corporation and could involve potentially significant expenditures. To meet changing permitting and regulatory standards, the Corporation may be required to make significant site or operational modifications, potentially involving substantial expenditures and reduction or suspension of certain operations. The Corporation incurred $15.6 million of costs for capital projects and $47.1 million for operating and maintenance costs related to environmental compliance at its facilities during fiscal 2002. In fiscal 2003, the Corporation expects to incur approximately $19.5 million of costs for capital projects and $42.7 million for operating and maintenance costs related to environmental compliance at its facilities. During fiscal 2002, the Corporation spent $17.7 million to clean up previously utilized waste disposal sites and to remediate current and past facilities. The Corporation expects to spend approximately $25.2 million during fiscal 2003 to clean up such waste disposal sites and current and past facilities.

     Beginning in 2003, European environmental regulations will limit the use of lead-based heat stabilizers that until now have been essential to the manufacture of polyvinyl chloride construction pipe. As an alternative to these lead-based products, the Corporation has patented new technology for an organic-based, heavy-metal-free product. Capacity has been added at the Corporation's Lampertheim, Germany plant to produce this product. In October 2001, the International Maritime Organization passed a regulation banning the use of TBTO in paints for ships. The regulation goes into effect one year after 25% of the member nations representing at least 25% of the world's shipping tonnage adopt the regulation. The Corporation manufactures TBTO at its Bergkamen, Germany plant. Sales of this product were not material in 2002.

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

Employees

     The Corporation had 6,777 employees on December 31, 2002.

Available Information

     The Corporation's internet website address is
www.cromptoncorp.com.   The Corporation makes available free of charge
on or through its internet website the Corporation's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after the Corporation electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

Geographic Information

     The information with respect to sales and property, plant and equipment attributable to each of the major geographic areas served by the Corporation for each of the Corporation's last three fiscal years, set forth in the Notes to Consolidated Financial Statements on page 54 of the Corporation's 2002 Annual Report to Stockholders, is incorporated herein by reference.

     The Corporation considers that the risks relating to operations of its foreign subsidiaries are comparable to those of other U.S. companies which operate subsidiaries in developed countries. All of the Corporation's international operations are subject to fluctuations in the relative values of the currencies in the various countries in which its activities are conducted and other risks inherent in conducting business internationally.


ITEM 2.  PROPERTIES

     The following table sets forth information as to the principal operating properties and other significant properties of the Corporation and its subsidiaries. All properties are owned in fee except where otherwise indicated:

Location             Facility               Reporting Segment

UNITED STATES

Alabama
   Bay Minette       Plant                  Polymer Additives

Connecticut
   Bethany           Research Center        Crop
   Greenwich         Corporate Offices*     Corporate Offices
   Middlebury        Corporate Offices,
                      Research Center*      Corporate Headquarters
   Naugatuck          Research Center       Polymer Additives,
                                             Polymers
   Pawcatuck         Office, Plant,         Polymer Processing
                      Laboratory             Equipment
                      Machine Shop,
                      Tech Center
Illinois
   Mapleton          Plant                  Polymer Additives

 Louisiana
   Geismar           Plant                  Crop, Polymer
                                             Additives, Polymers,
                                             Other
   Taft              Plant                  Polymer Additives
   Gretna            Plant                  Other

New Jersey
   Perth Amboy       Plant                  Polymer Additives
   Somerville        Office, Plant,         Polymer Processing
                      Machine Shop           Equipment

New York
   Tarrytown         Research Center*       Polymer Additives,
                                             OrganoSilicones,
                                             Other

North Carolina
   Gastonia          Plant                  Crop, Polymer
                                             Additives, Polymers

Ohio
   Dublin            Research Center        Crop, Other

Pennsylvania
   Petrolia          Plant                  Other

Tennessee
   Memphis           Plant                  Polymer Additives,
                                             Other

Texas
    Marshall         Plant                  Polymer Additives

West Virginia
    Sistersville     Plant, Research Center OrganoSilicones
    South Charleston Administrative, Sales  OrganoSilicones
                      Office*
INTERNATIONAL

Australia
    Regency Park,
      S.A.           Office, Machine Shop*  Crop
    Seven Hills      Office, Laboratory*    Polymers

Belgium
    Antwerp          Plant*                 OrganoSilicones
    Brussels         Office*                Crop, Polymer
                                             Additives,
                                             Polymers, Other

Brazil
    Itatiba          Plant                  OrganoSilicones
    Rio Claro        Plant                  Crop, Polymer
                                             Additives, Polymers,
                                             OrganoSilicones

Canada
   Elmira            Plant                  Crop, Polymer
                                             Additives, Polymers
   Guelph            Research Center        Crop, Polymer
                                             Additives, Polymers
   Scarborough       Plant*                 Polymer Additives
   West Hill         Plant                  Polymer Additives

France
   Dannemarie        Office                 Polymer Processing
                                             Equipment

 Germany
   Bergkamen         Plant*                 Polymer Additives
   Erkrath           Office, Plant, Machine
                      Shop, Laboratory      Polymer Processing
                                             Equipment
   Haan              Office and Machine     Polymer Processing
                      Shop                   Equipment
   Lampertheim       Plant                  Polymer Additives

Italy
   Latina            Plant                  Crop, Polymer
                                             Additives, Polymers
   Termoli           Plant                  OrganoSilicones

Korea
   Ansan             Plant                  Polymer Additives,
                                             OrganoSilicones

Mexico
   Altamira          Plant                  Polymer Additives
   Cuautitlan        Plant                  Polymer Additives,
                                             OrganoSilicones

The Netherlands
   Ankerwag          Plant                  Crop
   Amsterdam         Plant                  Polymer Additives,
                                             Other
   Haarlem           Plant                  Polymer Additives,
                                             Other
   Koog aan de Zaan  Plant                  Polymer Additives,
                                             Other

Republic of China
   Kaohsiung         Plant**                Polymer Additives

Singapore            Administrative,
                      Research, Sales
                      Office*               Polymer Additives,
                                             Polymers,
                                            OrganoSilicones,
                                            Other

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

ITEM 3.  LEGAL PROCEEDINGS

     The Corporation is involved in claims, litigation, administrative proceedings and investigations of various types in a number of jurisdictions. A number of such matters involve, or may involve, claims for a material amount of damages and relate to or allege environmental liabilities, including clean-up costs associated with hazardous waste disposal sites, natural resource damages, property damage and personal injury.

     Environmental Liabilities. Each quarter, the Corporation evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Corporation and the anticipated time frame over which payments toward the remediation plan will occur. The total amount accrued for such environmental liabilities at December 31, 2002, was $128.8 million. The Corporation estimates the potential liabilities to range from $116 million to $142 million at December 31, 2002. It is reasonably possible that the Corporation's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

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

     Litigation brought by the Laurel Park Coalition seeking contribution to the costs from the owner/operators of the site and later from other identified generator parties has resulted in substantial recoveries from a number of parties. In December 2000 and January 2001, the United States District Court for the District of Connecticut ("District Court") issued final judgment allowing recovery against various municipalities by the Laurel Park Coalition in the aggregate amount of approximately $1,044,000, and declaring that the defendants at the Laurel Park site are liable for certain stated percentages of future response costs. As a result of a settlement with one municipality, the aggregate amount of the outstanding judgment has been reduced to approximately $761,000. In October
2002, the United States Second Circuit Court of Appeals ("Second Circuit") generally affirmed the recoveries adopted by the District Court with respect to the municipal defendants. In November 2002, the municipal defendants filed a Petition for Rehearing En Banc with the Second Circuit which was denied in January 2003. Immediately following this denial, the same defendants filed a Motion to Stay Mandate for 90 days to allow them to petition the United States Supreme Court for a writ of certiorari.

..    Vertac - Uniroyal and its Canadian subsidiary, Uniroyal Chemical
Co./Cie (formerly known as Uniroyal Chemical Ltd./Ltee) were joined with others as defendants in consolidated civil actions brought in the United States District Court, Eastern District of Arkansas, Western Division ("Court") by the United States of America, the State of Arkansas and Hercules Incorporated ("Hercules"), relating to a Vertac Chemical Corporation site in Jacksonville, Arkansas. Uniroyal has been dismissed from the litigation. On May 21, 1997, the Court entered an order finding that Uniroyal Chemical Co./Cie is jointly and severally liable to the United States, and finding that Hercules and Uniroyal Chemical Co./Cie are liable to each other in contribution.
On October 23, 1998, the Court entered an order granting the United States' motion for summary judgment against Uniroyal Chemical Co./Cie and Hercules as to the amount of its claimed removal and remediation costs of $102.9 million at the Vertac site. Trial on the allocation of these costs as between Uniroyal Chemical Co./Cie and Hercules was concluded on November 6, 1998, and on February 3, 2000, the Court entered an Order finding Uniroyal Chemical Co./Cie liable to the United States for approximately $2,300,000 and liable to Hercules in contribution for approximately $700,000. On April 10, 2001, the United States Court of Appeals for the Eighth Circuit ("Appeals Court") (i) reversed a decision in favor of the United States and against Hercules with regard to the issue of divisibility of harm and remanded the case back to the Court for a trial on the issue; (ii) affirmed the finding of arranger liability against Uniroyal Co./Cie; and (iii) set aside the findings of contribution between Hercules and Uniroyal Co./Cie by the Court pending a decision upon remand. The Appeals Court also deferred ruling on all constitutional issues raised by Hercules and Uniroyal Co./Cie pending subsequent findings by the Court. On June 6, 2001, the Appeals Court denied Uniroyal Co./Cie's petition for rehearing by the full Appeals Court on the Appeals Court's finding of arranger liability against Uniroyal Co./Cie and on December 10, 2001, Uniroyal Co./Cie's Petition for a Writ of Certiorari to the United States Supreme Court with regard to the issue of its arranger liability was denied. On December 12, 2001, the Court concluded hearings pursuant to the April 10, 2001 remand by the Appeals Court and briefing on the issue of divisibility was completed in January 2003. A decision from the Court is expected during the second quarter of 2003.

     The Corporation intends to assert all meritorious legal defenses and all other equitable factors which are available to it with respect to the above matters. The resolution of these matters could have a material adverse effect on its consolidated results of operations in any given year or other reporting period if a number of these matters are resolved unfavorably.

..    Antitrust Investigations and Related Matters - Antitrust
Investigations - The Corporation and certain of its subsidiaries, together with other domestic and foreign companies, are currently the subject of coordinated criminal investigations being conducted by the United States Department of Justice (the "DOJ") and the Canadian Competition Bureau (the "CCB") and a coordinated civil investigation being conducted by the European Commission (together with the DOJ and the CCB, the "Governmental Authorities") with respect to possible antitrust violations relating to the sale and marketing of certain rubber processing chemicals, ethylene propylene diene monomer (EPDM) and heat stabilizers. The investigations concern possible anticompetitive practices, including price fixing and customer or market allocations, undertaken by the Corporation and such subsidiaries and certain of their officers and employees. According to reports in the press, The Japan Fair Trade Commission (the "JFTC") is conducting an investigation regarding heat stabilizers, impact modifiers and processing aids for plastic. The Corporation has not been contacted by the JFTC. The Corporation is actively cooperating with the Governmental Authorities regarding such investigations. Since inception of the investigations, the Corporation has been conducting its own internal investigation with the assistance of special counsel. Neither the Corporation, any of its subsidiaries, nor any individual has, to date, been charged in connection with the investigations.

     It is the Corporation's understanding that the investigations by the Governmental Authorities are, as previously stated, focused on rubber processing chemicals, including accelerators, antioxidants and antiozonants (with 2002 sales of $206 million), EPDM (with 2002 sales of $135 million), and heat stabilizers, including tin-based stabilizers and precursors, mixed metal stabilizers and epoxidized soybean oil (ESBO) (with 2002 sales of approximately $220 million).

     With respect to rubber chemicals, the Corporation has held preliminary discussions with the DOJ regarding a possible plea to violations of antitrust laws. At this time, the Corporation cannot predict the outcome of those discussions, including the timing or the terms of any agreement with the DOJ or the amount of any fines that may be imposed. Moreover, at this time, the Corporation cannot determine the extent to which criminal or civil fines or other sanctions might be imposed by the other Governmental Authorities. The Corporation has met and is continuing to meet with the Governmental Authorities in an attempt to resolve all matters relating to the investigations.

     With respect to EPDM and heat stabilizers, the Corporation and its affiliates that are subject to the investigations have received from each of the Governmental Authorities verbal or written assurances of conditional amnesty from prosecution and fines. The European Commission's grant of conditional amnesty with respect to heat stabilizers is presently limited to tin-based stabilizers and their precursors, but the Corporation expects to be granted conditional amnesty by the European Commission with respect to mixed metal stabilizers and ESBO in the near future. The assurances of conditional amnesty are conditioned upon several factors, including continued cooperation with the Governmental Authorities.

     As previously stated, the Corporation is conducting a continuing internal investigation of the matters under investigation by the Governmental Authorities, including a review as to any improper or criminal conduct by current and former officers and employees of the Corporation and its affected subsidiaries. Further, the Corporation and its special counsel assisting in the investigation are reviewing all other areas of the Corporation's business and products to determine compliance with applicable antitrust law and with the Corporation's antitrust guidelines and policies. In connection with the investigations, a senior officer of the Corporation has been placed on paid administrative leave.

     The resolution of any possible antitrust violations against the Corporation and certain of its subsidiaries and the resolution of any civil claims now pending or hereafter asserted against them may have a material adverse effect on the Corporation's financial condition, results of operations and prospects. No assurances can be given regarding the outcome or timing of these matters. Through December 31, 2002, the Corporation has incurred $6.3 million (pre-tax) of antitrust investigation costs, and expects to continue to incur substantial costs until all antitrust investigations are concluded.

     The Corporation has named a compliance officer who will report to the Chief Executive Officer and the Chairman of the Audit Committee. The primary duties of the compliance officer will be to administer the Corporation's compliance program in accordance with policies and procedures adopted by the Board of Directors of the Corporation.

     State Class Actions - The Corporation and certain of its subsidiaries along with other companies, have been named as defendants in twenty putative indirect purchaser class action lawsuits filed during the period from October, 2002 through December, 2002 in state courts in seventeen states and in the District of Columbia. The putative class in each of the actions comprises all persons within each of the applicable states and the District of Columbia who purchased tires other than for resale that were manufactured using rubber processing chemicals sold by the defendants since 1994.
The complaints principally allege that the defendants agreed to fix, raise, stabilize and maintain the price of rubber processing chemicals used as part of the tire manufacturing process in violation of state antitrust and consumer protection laws and that this illegal conspiracy caused injury to individuals who paid more to purchase tires as a result of such anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, interest and attorneys' fees and costs. The Corporation and its defendant subsidiaries have filed or intend to file motions to dismiss on substantive and personal jurisdictional grounds or answers with respect to each of these actions.

     These actions are in early procedural stages of litigation and, accordingly, the Corporation cannot predict their outcome. The Corporation and its defendant subsidiaries believe that they have substantial defenses to these actions and intend to defend vigorously all such actions.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Corporation are as follows:

Vincent A. Calarco, age 60, has served as Chairman, President and Chief Executive Officer of the Registrant since 1999. Mr. Calarco served as President and Chief Executive Officer of Crompton & Knowles from 1985 to 1999, and Chairman of the Board from 1986 to 1999. Mr. Calarco has been a member of the Board of Directors of the Registrant since 1999 and was a member of the Board of Directors of Crompton & Knowles from 1985 to 1999.

Robert W. Ackley, age 61, has served as Executive Vice President, Polymer Processing Equipment of the Registrant since 1999. Mr. Ackley served as Vice President, Polymer Processing Equipment, of Crompton & Knowles from 1998 to 1999 and as President of Davis-Standard Corporation (prior to 1995, Davis-Standard Division) since 1983.

Peter Barna, age 59, has served as Senior Vice President and Chief Financial Officer of the Registrant since 1999. Mr. Barna served as Senior Vice President and Chief Financial Officer of Crompton & Knowles in 1999 and as Vice President-Finance of Crompton & Knowles from 1996 to 1999. Mr. Barna was the Principal Accounting Officer of Crompton & Knowles from 1986 to 1999 and its Treasurer from 1980 to 1996.

John T. Ferguson II, age 56, has served as Senior Vice President and General Counsel of the Registrant since 1999 and served as Secretary of the Registrant from 1999 to 2000. Mr. Ferguson served as Vice President of Crompton & Knowles from 1996 to 1999, and General Counsel and Secretary of Crompton & Knowles from 1989 to 1999. Mr. Ferguson served as a member of the Board of Directors of the Registrant in 1999.

Gerald H. Fickenscher, age 59, has served as Regional Vice President, Europe, Africa & Middle East of the Registrant since 1999. Mr.
Fickenscher served as President, Dyes & Chemicals International
Operations, of Crompton & Knowles from 1994 to 1999.

Mary L. Gum, PhD., age 55, has served as Executive Vice President, OSi Specialties & Urethanes, of the Registrant since 2002. Dr. Gum served as Executive Vice President, OSi, from 1999 to 2002; Vice President of Silanes, OSi, from 1997 to 1999 and as Vice President of Specialty Fluids, OSi, from 1995 to 1997.

Edward L. Hagen, PhD., age 61, has served as Senior Vice President, Strategy & Development of the Registrant since 2001. Dr. Hagen served as Regional Vice President-Asia/Pacific of Uniroyal from 1995 to 2001.

Marvin H. Happel, age 63, has served as Senior Vice President, Organization & Administration of the Registrant since 1999. Mr. Happel served as Vice President-Organization and Administration of Crompton & Knowles from 1996 to 1999 and Vice President-Organization from 1986 to 1996.

Alfred F. Ingulli, age 61, has served as Executive Vice President, Crop Protection, of the Registrant from 1999. Mr. Ingulli served as Vice President, Crop Protection, of Crompton & Knowles from 1998 to 1999 and as Executive Vice President, Crop Protection of Uniroyal since 1994.

John R. Jepsen, age 47, has served as Vice President and Treasurer of the Registrant since 1999. Mr. Jepsen served as Treasurer of Crompton & Knowles from 1998 to 1999. Mr. Jepsen served with the International Paper Company as Assistant Treasurer, International from 1996 to 1998 and, prior to that, as Director of Corporate Finance from 1986 to 1996.

Walter K. Ruck, age 60, has served as Senior Vice President, Operations, of the Registrant since 1999. Mr. Ruck has served as Vice President, Operations, of Uniroyal since 1998; and served as Vice President, Manufacturing, of Uniroyal from 1997 to 1998. He served as Regional Vice President, Americas of Uniroyal from 1995 to 1997 and Regional Vice President of Uniroyal from 1994 to 1995.

Barry J. Shainman, age 60, has served as Secretary of the Registrant since 2000 and has served as Assistant General Counsel of the Registrant since 1999. Mr. Shainman served as Secretary of Uniroyal from 1998 to 2000 and has served as Senior Corporate Counsel of Uniroyal since 1990.

William A. Stephenson, age 55, has served as Executive Vice President, Plastics & Petroleum Additives, of the Registrant since 2001. Mr. Stephenson served as Executive Vice President, Urethanes and Petroleum Additives from 1999 to 2001; Vice President, Specialty Additives and Urethanes, of Crompton & Knowles from 1998 to 1999 and has served as Executive Vice President, Specialties of Uniroyal since 1994.

Michael F. Vagnini, age 46, has served as Vice President and
Controller of the Registrant since 2002; Corporate Controller of the Registrant from 1999 to 2002 and Corporate Controller of Crompton & Knowles from 1998 to 1999. Mr. Vagnini has served as Corporate
Controller of Uniroyal since 1995.

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


                               PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The information concerning the range of market prices for the Corporation's Common Stock on the New York Stock Exchange and the amount of dividends per share paid thereon during the past two years, set forth in the Notes to Consolidated Financial Statements on page 54 of the Corporation's 2002 Annual Report to Stockholders, is incorporated herein by reference.

     The number of registered holders of Common Stock of the Corporation on December 31, 2002, was 5,981.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data for the Corporation for each of its last five fiscal years, set forth under the heading "Five Year
Selected Financial Data" on page 56 of the Corporation's 2002 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of the Corporation's financial condition and results of operations, set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 through 29 of the Corporation's 2002 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk and risk management policy is summarized under the heading "Management's Discussion and Analysis of Financial Conditions and Results of Operations" on pages 23 and 24 of the Corporation's 2002 Annual Report to Stockholders and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Corporation, notes thereto, and supplementary data, appearing on pages 30 through 56 of the Corporation's 2002 Annual Report to Stockholders, are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information called for by this item concerning directors of the Corporation is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 29, 2003, under the captions "Election of Three Directors", "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", which is to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, and such information is incorporated herein by reference.

     There is no family relationship between any of such directors, and there is no arrangement or understanding between any of them and any other person pursuant to which any such director was selected as a director or nominee.

     Information called for by this item concerning Executive Officers is included in Part I pursuant to General Instruction G to Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Information called for by this item is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 29, 2003, under the caption "Officers" and Directors' Compensation", which is to be filed with the Commission pursuant to Regulation 14A, and such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information called for by this item is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 29, 2003, under the captions "Principal Holders of Voting Securities" and "Security Ownership of Management", which is to be filed with the Commission pursuant to Regulation 14A, and such information is incorporated herein by reference.

     The following table gives information about shares of the Corporation's common stock that may be issued upon the exercise of options, warrants and rights under the Corporation's equity compensation plans as of December 31, 2002:

              Equity Compensation Plan Information

                                                       Number of
                                                       securities
                                                       remaining
                                                       available
                                                       for future
                       Number of                       issuance
                       securities to   Weighted-       under equity
                       be issued upon  average         compensation
                       exercise of     exercise price  plans
                       outstanding     of outstanding  (excluding
                       options,        options,        securities
                       warrants and    warrants and    reflected in
                       rights          rights          column (a))
                        (a)              (b)               (c)

   Plan Category

Equity compensation
 plans approved by
 security
 holders(1)            12,152,236      $11.0453      7,913,790(2)

Equity compensation
 plans not approved
 by security
 holders(3)               987,167        7.6886          1,833

Total                  13,139,403      $10.7931      7,915,623



___________
(1) Includes Crompton Corporation 2001 Employee Stock Purchase Plan; Crompton Corporation 1998 Long Term Incentive Plan; Crompton
Corporation 1988 Long Term Incentive Plan; and 1993 Stock Option Plan for Non-Employee Directors.

(2) Includes 1,767,488 shares of common stock available for future issuance as of December 31, 2002, for the Crompton Corporation 2001 Employee Stock Purchase Plan.

(3)   Includes Crompton Corporation 2001 Employee Stock Option Plan.

Crompton Corporation 2001 Employee Stock Option Plan
On October 23, 2001, the Corporation's Board of Directors approved the Crompton Corporation 2001 Employee Stock Option Plan ("2001 Plan"). The 2001 Plan authorizes the Board of Directors to grant up to 1 million non-qualified stock options to key non-officer employees. Options under the 2001 Plan will be granted at prices not less than 100% of the fair market value of the underlying common shares on the date of grant and will expire not more than 10 years and one month from the date of grant.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

ITEM 14.  CONTROLS AND PROCEDURES

     Within 90 days of the filing date of this annual report, an evaluation was performed under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Corporation's disclosure controls and procedures are effective.

     There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.


                               PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)    The following documents are filed as part of this report:

       1. Financial statements and Independent Auditors' Report, as required by Item 8 of this form, which appear on pages 30 through 55 of the Corporation's 2002 Annual Report to Stockholders and are incorporated herein by reference:

           (i) Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000;
          (ii) Consolidated Balance Sheets for the years ended
               December 31, 2002 and 2001;
         (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000;
          (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000;
           (v) Notes to Consolidated Financial Statements; and
          (vi) Independent Auditors' Report of KPMG LLP.

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

2.2 Agreement and Plan of Merger dated April 30, 1996, by and among Crompton & Knowles, Tiger Merger Corp. and Uniroyal Chemical Corporation (AUCC@) (incorporated by reference to
       Exhibit 2 to the Crompton & Knowles Form 10-Q for the period ended March 31, 1996).

2.3 Purchase Agreement between the Registrant (and its affiliates named therein) and Akzo Nobel Surface Chemistry L.L.C. (and its affiliates named therein), dated as of June 28, 2002 (incorporated by reference to Exhibit 2.1 to the Registrant's Form 10-Q for the period ended June 30, 2002 ("June 30, 2002 10-Q")).

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

3(i)(a)Amended and Restated Certificate of Incorporation of the Registrant dated September 1, 1999 (incorporated by reference to Exhibit 3(i)(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 2001 ("2001 Form 10-K")).

3(i)(b)Certificate of Amendment of Amended and Restated
       Certificate of Incorporation of the Registrant dated April
       27, 2000 (incorporated by reference to Exhibit 3(i)(b) to the Registrant's 2001 Form 10-K).

3(i)(c)Certificate of Change of Location of Registered Office and of Registered Agent dated May 18, 2000 (incorporated by reference to Exhibit 3(i)(c) to the Registrant's 2001 Form
       10-K).

3(ii) By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to the Registrant's 2001 Form 10-K).

4.1 Rights Agreement dated as of September 2, 1999, by and between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Form
       8-A dated September 28, 1999).

4.2    Form of $600 Million 364-Day Credit Agreement dated as of
       October 28, 1999, by and among the Registrant, certain
       subsidiaries of the Registrant, various banks,
       The Chase Manhattan Bank, as Syndication Agent, Citibank,
       N.A., as   Administrative Agent and Bank of America, N.A. and
       Deutsche Bank Securities Inc., as Co-Documentation Agents
       (incorporated by reference to Exhibit 4.1 to the 10-Q for the quarter ended September 30, 1999 ("September 30, 1999 10-Q")).

4.3 Form of $125 Million Amended and Restated 364-Day Credit Agreement dated as of September 24, 2001, among the Registrant, certain subsidiaries of the Registrant, various banks, The Chase Manhattan Bank, as Syndication Agent, Citibank, N.A., as Administrative Agent, Bank of American, N.A., as Documentation Agent and J.P. Morgan Securities Inc., as Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 4.1 to the 10-Q for the quarter ended September 30, 2001 ("September 30, 2000 10-Q")).

4.4    First Amendment dated as of December 21, 2001, to the
       Amended and Restated 364-Day Credit Agreement dated as of October 28, 1999, (as amended and restated in the form of the Amended and Restated Credit Agreement as of September 24,
       2001) among the Registrant, certain subsidiaries of the Registrant, various banks, J.P. Morgan Bank (formerly known as The Chase Manhattan Bank), as Syndication Agent, Citicorp USA, Inc. (as successor to Citibank, N.A.), as Administrative Agent, and Bank of America, N.A. and Deutsche Bank Alex Brown Inc., as Co-Documentation Agents (incorporated by reference to Exhibit 4.7 to the Registrant's 2001 Form 10-K).

4.5    Waiver No. 1 dated as of June 30, 2001, to the 364-Day
       Credit Agreement dated as of October 28, 1999 as amended as of October 26, 2000, among the Registrant, certain subsidiaries of the Registrant, various banks, The Chase Manhattan Bank, as Syndication Agent, Citibank, N.A., as Administrative Agent and Bank of America, N.A. and Deutsche Bank Securities Inc., as Co-Documentation Agents (incorporated by reference to Exhibit No.
       4.1 to the 10-Q for the quarter ended June 30, 2001 ("June 30, 2001 10-Q")).

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

4.7 First Amendment dated as of September 24, 2001, to the Five-Year Credit Agreement dated as of October 28, 1999, by and among the Registrant, certain subsidiaries of the Registrant, various banks, The Chase Manhattan Bank, as Syndication Agent, Citibank, N.A., as Administrative Agent, Bank of America, N.A. and Deutsche Bank Alex Brown Inc., as Co-Documentation Agents, and J.P. Morgan Securities Inc., as Lead Arranger and Sole Bookrunner (incorporated by reference to the September 30, 2001 10-Q).

4.8 Second Amendment dated as of December 21, 2001, to the Five-Year Credit Agreement dated as of October 28, 1999, by and among the Registrant, certain subsidiaries of the Registrant, various banks, J.P. Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Syndication Agent, Citicorp USA, Inc. (as successor to Citibank, N.A.), as Administrative Agent and Bank of America, N.A. and Deutsche Bank Alex Brown Inc., as Co-Documentation Agents (incorporated by reference to Exhibit 4.11 to the Registrant's 2001 Form 10-K).

4.9 Third Amendment dated as of May 8, 2002, to the Five-Year Credit Agreement dated as of October 28, 1999, by and among the Registrant, certain subsidiaries of the Registrant, various banks, J. P. Morgan Chase (formerly known as The Chase Manhattan Bank), as Syndication Agent, Citicorp USA, Inc. (as successor to Citibank, N.A.), as Administrative Agent and Bank of America, N.A. and Deutsche Bank Securities Inc. (formerly known as Deutsche Bank Alex Brown Inc.), as Co-Documentation Agents (incorporated by reference to the Registrant's June 30, 2002 10-Q).

4.10 Waiver No. 1 dated as of June 30, 2001, to the Five-Year Credit Agreement dated as of October 28, 1999, by and among the Registrant, certain subsidiaries of the Registrant, various banks, The Chase Manhattan Bank, as Syndication Agent, Citibank, N.A., as Administrative Agent and Bank of America, N.A. and Deutsche Bank Securities Inc., as Co-Documentation Agents (incorporated by reference to Exhibit 4.2 to the June 30, 2001 Form 10-Q).

4.11 Form of Indenture, dated as of March 1, 2000, by and between the Registrant and Citibank, N.A., relating to $600 Million of 8 1/2% Senior Notes due 2005, including as Annex A thereto, Form of Senior Note Pledge Agreement by and among the Registrant, certain foreign subsidiaries of the Registrant, and Citibank, N.A., as Collateral Agent (incorporated by reference to Exhibit 4.13 of the 1999 Form 10-K).

4.12 Form of Purchase Agreement, dated as of March 2, 2000, by and among the Registrant, as Seller, and Merrill Lynch, ABN AMRO Incorporated, Banc of America Securities LLC, Chase Securities Inc., Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Salomon Smith Barney Inc. (together, the "Initial Purchasers"), relating to $600 Million of 8 1/2% Senior Notes due 2005 (incorporated by reference to Exhibit 4.14 of the 1999 Form 10-K).

4.13 Form of Indenture, dated as of February 1, 1993, by and between Witco and the Chase Manhattan Bank, N.A., as Trustee, relating to Witco's 6.60% Notes due 2003, 7.75% Debentures due 2023, 6 1/8% Notes due 2006 and 6 7/8% Debentures due 2026, including form of securities (incorporated by reference to Post-Effective Amendment No. 2 to the Registration Statement on Form S-3, Registration No. 33-58066, filed March 19, 1993).

4.14   Form of First Supplemental Indenture, dated February 1,
       1996, by and among Witco, Chase Manhattan Bank, N.A., the Initial Trustee, and Fleet National Bank of Connecticut, the Note Trustee, relating to Witco's 6 1/8% Notes due 2006 and 6 7/8% Notes due 2026 (incorporated by reference to Registration Statement on Form S-3, Registration Number 33-65203, filed January 25, 1996).

4.15 Form of $600 Million of 8.50% Senior Notes due 2005, dated June 9, 2000, registered for public trading with the U.S. Securities and Exchange Commission and issued in exchange for identical securities sold in March 2000, which were not registered for public trading (incorporated by reference to Exhibit 4 of the Registrant's Form 10-Q for the quarter ended June 30, 2000).

10.1+ Supplemental Medical Reimbursement Plan (incorporated by reference to Exhibit 10(n) to the Crompton & Knowles Form 10-K for the fiscal year ended December 27, 1980).

10.2+ Supplemental Dental Reimbursement Plan (incorporated by reference to Exhibit 10(o) to the Crompton & Knowles Form 10-K for the fiscal year ended December 27, 1980).

10.3+ Form of Employment Agreement dated as of July 29, 2002, by and between the Registrant and various of its executive officers (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the period ended September 30, 2002 ("September 30, 2002 Form 10-Q")).

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

10.8(i)+ Crompton Corporation Benefit Equalization Plan, amended as of April 30, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the period ended March 31, 2002 ("March 31, 2002 Form 10-Q").

10.8(ii)+ Crompton Corporation Amended Benefit Equalization Plan, dated October 22, 2002 (incorporated by reference to Exhibit
       10.2 to the Registrant's September 30, 2002 Form 10-Q).

10.9+ Amended Benefit Equalization Plan Trust Agreement dated October 20, 1993, between Crompton & Knowles and Shawmut Bank, N.A. (incorporated by reference to Exhibit 10(n) to the Crompton & Knowles Form 10-K for the fiscal year ended December 25, 1993).

10.10+ Amended Crompton Corporation 1988 Long Term Incentive Plan
       (incorporated by reference to Exhibit 10.10+ to the Registrant's 2001 Form 10-K).

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

10.19 Second Amended and Restated Lease Agreement between the Middlebury Partnership, as Lessor, and Uniroyal, as Lessee, dated as of August 28, 1997 (incorporated by reference to Exhibit 10 to the UCC/Uniroyal 10-Q for the quarter ended September 27, 1997).

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

10.201 Amended and Restated Receivables Sale Agreement, dated as of January 18, 2002, among Crompton & Knowles Receivables Corporation, as the Seller, the Registrant, as the Initial Collection Agent, ABN AMRO Bank N.V., as the Agent, certain liquidity providers, ABN AMRO Bank, N.V., as the Enhancer, and Amsterdam Funding Corporation (incorporated by reference to
       Exhibit 10.201 to the Registrant's 2001 Form 10-K).

10.202 First Amendment dated as of January 17, 2003, to the Amended and Restated Receivables Sale Agreement, dated as of January 18, 2002, among Crompton & Knowles Receivables Corporation, as the Seller, the Registrant, as the Initial Collection Agent, ABN AMRO Bank N.V., as the Agent, certain liquidity providers, ABN AMRO Bank, N.V., as the Enhancer, and Amsterdam Funding Corporation (filed herewith*).

10.203 Form of Receivables Purchase Agreement, dated as of December 11, 1998, by and among Crompton & Knowles, as Initial Collection Agent, and certain of its subsidiaries, as Sellers, Crompton & Knowles Receivables Corporation, as Buyer, and ABN AMRO Bank N.V., as Agent (incorporated by reference to
       Exhibit 10.292 to the Crompton & Knowles Form 10-K for the fiscal year ended December 26, 1998).

10.204 Amendment Number 1 dated as of December 9, 1999, to the Receivables Purchase Agreement, dated as of December 11, 1998, by and among CK Witco Corporation (as successor by merger to Crompton & Knowles), as Initial Collection Agent, and certain of its subsidiaries, as Sellers, Crompton & Knowles Receivables Corporation, as Buyer, and ABN AMRO Bank N.V., as Agent (incorporated by reference to Exhibit 10.265 to Form 10-K for the fiscal year ended December 31, 2000 ("2000 Form 10-K").

10.205 Amendment Number 2 dated as of November 20, 2000, to the Receivables Purchase Agreement, dated as of December 11, 1998, by and among the Registrant (as successor to Crompton & Knowles), as Initial Collection Agent, and certain of its subsidiaries, as Sellers, Crompton & Knowles Receivables Corporation, as Buyer, and ABN AMRO Bank N.V., as Agent (incorporated by reference to Exhibit 10.266 to the 2000 Form 10-K).

10.206 Amendment Number 3 dated as of February 1, 2001, to the Receivables Purchase Agreement dated as of December 11, 1998, by and among the Registrant (as successor to Crompton & Knowles), as Initial Collection Agent, and certain of its subsidiaries, as Sellers, Crompton & Knowles Receivables Corporation, as Buyer, and ABN AMRO Bank N.V., as Agent (incorporated by reference to Exhibit 10.267 to the 2000 Form 10-K).

10.207 Letter Agreement dated as of January 18, 2002, to the Receivables Purchase Agreement dated as of December 11, 1998, by an among the Registrant (as successor to Crompton & Knowles), as Initial Collection Agent, and certain of its subsidiaries, as Sellers, Crompton & Knowles Receivables Corporation, as Buyer, and Crompton Sales Company, Inc. and ABN AMRO Bank N.V., as Agent (incorporated by reference to
       Exhibit 10.206 to the Registrant's 2001 Form 10-K).

10.21+ Amended Crompton Corporation 1998 Long Term Incentive Plan
       (incorporated by reference to Exhibit 10.21 to the Registrant's 2001 Form 10-K).

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

10.25+ Form of 2001-2002 Long Term Incentive Award Agreement, dated as of January 31, 2001, by and between the Registrant and various of its executive officers (incorporated by reference to Exhibit 10 to the 10-Q for the quarter ended March 31,
       2001).

10.26+ Form of 2001 Management Incentive Plan dated as of March 20,
       2001, by and between the Registrant and various key management personnel (incorporated by reference to Exhibit 10.26+ to the Registrant's 2001 Form 10-K).

10.27+ Form of 2002 Management Incentive Plan dated as of February 8,
       2002, by and between the Registrant and various key management personnel (incorporated by reference to Exhibit 10.27+ to the Registrant's 2001 Form 10-K).

10.28+ Form of 2002-2004 Long-Term Incentive Award Agreement, dated as of March 26, 2002, by and between the Registrant and various of its executive officers (incorporated by reference to Exhibit 10.1 to the Registrant's March 31, 2002 Form 10-Q).

13 2002 Annual Report to Stockholders of the Registrant. (Not to be deemed filed with the Securities and Exchange Commission except those portions expressly incorporated by reference into this report on Form 10-K.) (filed herewith*).

21     Subsidiaries of the Registrant (filed herewith*).

23     Consent of independent auditors. (See Item 15(a)2 herein.)
       (filed herewith*).

24 Power of attorney from directors and executive officers of the Registrant authorizing signature of this report.
       (Original on file at principal executive offices of Registrant.) (filed herewith*).

99.1   Certification of Periodic Financial Reports by the
       Registrant's Chief Executive Officer (filed herewith*).

99.2   Certification of Periodic Financial Reports by the
       Registrant's Chief Financial Officer (filed herewith*).

  * Copies of these Exhibits are annexed to this report on Form 10-K provided to the Securities and Exchange Commission and the New York Stock Exchange.

 + This Exhibit is a compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant participate.

(b) Reports on Form 8-K filed in fourth quarter 2002

     During the fiscal fourth quarter of 2002, the Registrant filed a Current Report on Form 8-K dated December 12, 2002, reporting on items 5 and 7, and a Current Report on Form 8-K dated October 8, 2002, reporting on items 5 and 7.




                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             CROMPTON CORPORATION
                                  (Registrant)

Date:  March 20, 2003         By: /s/Peter Barna
                                     Peter Barna
                                     Senior Vice President &
                                     Chief Financial Officer




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

Name                                  Title

Vincent A. Calarco*        Chairman of the Board, President,
                           and Director
                           (Principal Executive Officer)

Peter Barna*               Senior Vice President
                           (Chief Financial Officer)

Michael F. Vagnini*        Vice President and Controller
                           (Principal Accounting Officer)

Robert A. Fox*             Director

Roger L. Headrick*         Director

Leo I. Higdon, Jr.*        Director

C. A. Piccolo*             Director

Bruce F. Wesson*           Director

Patricia K. Woolf*         Director

Date:  March 20, 2003               *By:/s/Peter Barna
                                           Peter Barna
                                           as attorney-in-fact




                      CROMPTON CORPORATION
                         Certifications

I, Vincent A. Calarco certify that:

1. I have reviewed this annual report on Form 10-K of Crompton
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  March 20, 2003           /s/Vincent A. Calarco
                                   President and
                                   Chief Executive Officer





                      CROMPTON CORPORATION
                         Certifications

I, Peter Barna, certify that:

1. I have reviewed this annual report on Form 10-K of Crompton
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  March 20, 2003           /s/Peter Barna
                                   Senior Vice President and
                                   Chief Financial Officer




     Independent Auditors' Report and Consent

The Board of Directors and Stockholders
Crompton Corporation:

Under date of January 31, 2003, we reported on the consolidated balance sheets of Crompton Corporation and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002, which are incorporated by reference in this Form 10-K for the year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in this Form 10-K for the year 2002. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We consent to the incorporation by reference in the registration statements (Nos. 33-21246, 33-42280, 33-
67600, 333-62429, 333-87035, 333-60422, 333-71030, 333-71032
and 333-87886) on Form S-8 of Crompton Corporation of our report, dated January 31, 2003, with respect to the consolidated balance sheets of Crompton Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002, which report is incorporated by reference in the December 31, 2002 Annual Report on Form 10-K of Crompton Corporation.

Our report refers to the adoption of Statement of Financial
Accounting Standards No. 142, "Goodwill and Other Intangible
Assets.




/s/KPMG LLP
Stamford, Connecticut
March 17, 2002



                             S - 1




                                                     Schedule II


                CROMPTON CORPORATION AND SUBSIDIARIES
                  Valuation and Qualifying Accounts
                      (In thousands of dollars)


                                Additions
                   Balance at   charged to    Adjustments      Balance
                   beginning    costs and                      at end
                   of year      expenses    Recurring  Other   of year

Fiscal Year ended
 December 31, 2002:
Allowance for
 doubtful accounts $ 16,896   $ 5,157   $(6,127)(1)  $   0     $ 15,926
Accumulated
 amortization
 of cost in
 excess of
 acquired net
 assets               N/A (2)
Accumulated
 amortization
 of other
 intangible
 assets             160,867    12,775      1,218(3)   (754)(4)  174,106

Fiscal Year ended
 December 31, 2001:
Allowance for
 doubtful accounts $ 22,134   $ 4,499   $(8,864)(1)  $(873)(5) $ 16,896
Accumulated
 amortization
 of cost in
 excess of
 acquired net
 assets              73,796    26,056      (220)(3) (2,568)(6)   97,064
Accumulated
 amortization
 of other
 intangible
 assets             148,388    12,804      (244)(3)    (81)(7)  160,867

Fiscal Year ended
 December 31, 2000:
Allowance for
 doubtful accounts $ 23,356   $ 3,773   $(4,995)(1)  $   0     $ 22,134
Accumulated
 amortization
 of cost in
 excess of
 acquired net
 assets              49,403    26,465      (155)(3) (1,917)(4)   73,796
Accumulated
 amortization
 of other
 intangible
 assets             135,539    12,805       (98)(3)    142(4)   148,388


(1) Represents accounts written off as uncollectible (net of recoveries), and the translation effect of accounts denominated in foreign currencies.
(2) Effective with the January 1, 2002 implementation of FASB Statement No. 142, Goodwill is no longer amortized.
(3) Represents the translation effect of intangible assets denominated in foreign currencies.
(4)  Represents primarily intangible asset retirements.
(5)  Represents the disposition of the industrial colors business.
(6) Represents primarily impairment of goodwill related to the rubber chemicals and trilene businesses.
(7) Represents primarily the disposition of the industrial colors business partially offset by the impairment of intangible assets relating to the rubber chemicals business.






                             S - 2