Form 10-Q
period 2003-03-31
CROMPTON CORP
filed 2003-05-12
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

     X     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2003

                                   OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                For the transition period from         to

                     Commission File Number  0-30270

                        CROMPTON CORPORATION
       (Exact name of registrant as specified in its charter)


Delaware                                               52-2183153
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                   Identification No.)


199 Benson Road, Middlebury, Connecticut                 06749
(Address of principal executive offices)               (Zip Code)

                              (203) 573-2000
                      (Registrant's telephone number,
                           including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        YES   X             NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).


                        YES   X             NO


The number of shares of common stock outstanding as of the latest practicable date, is as follows:

       Class                           Outstanding at April 30, 2003

Common Stock - $.01 par value                  114,362,788


                 CROMPTON CORPORATION AND SUBSIDIARIES
                               FORM 10-Q
                 FOR THE QUARTER ENDED MARCH 31, 2003



                INDEX                                      PAGE


PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements and Accompanying Notes

          Condensed Consolidated Statements of Operations
          (Unaudited) - First quarter ended 2003 and 2002    2

          Condensed Consolidated Balance Sheets - March 31,
          2003 (Unaudited) and December 31, 2002             3

          Condensed Consolidated Statements of Cash
          Flows (Unaudited) - First quarter ended 2003
          and 2002                                           4

          Condensed Notes to Consolidated Financial
          Statements (Unaudited)                             5

          Independent Accountants' Review Report            15

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations               16

 Item 3.  Quantitative and Qualitative Disclosures about
          Market Risk                                       23

 Item 4.  Controls and Procedures                           24


PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                 25

 Item 4.  Submission of Matters to Vote of Security Holders 29

 Item 6.  Exhibits and Reports on Form 8-K                  30


Signatures                                                  31

Certifications                                              32


PART I.  FINANCIAL INFORMATION

ITEM I.  Financial Statements and Accompanying Notes


              CROMPTON CORPORATION AND SUBSIDIARIES
   Condensed Consolidated Statements of Operations (Unaudited)
                First quarter ended 2003 and 2002
        (In thousands of dollars, except per share data)



                                            2003          2002

Net sales                                $ 649,751    $ 644,838

Cost of products sold                      459,188      458,863
Selling, general and
  administrative                            98,928       97,209
Depreciation and amortization               36,408       38,079
Research and development                    18,438       20,218
Equity income                               (5,614)      (2,264)
Facility closures, severance and
  related costs                                849            -
Antitrust investigation costs                8,489            -

Operating profit                            33,065       32,733
Interest expense                            26,715       26,138
Other income, net                             (902)      (2,293)

Earnings before income
  taxes and cumulative effect
  of accounting change                       7,252        8,888
Income taxes                                 1,005        2,133
Earnings before cumulative
  effect of accounting change                6,247        6,755
Cumulative effect of accounting
  change                                      (401)    (298,981)

Net earnings (loss)                      $   5,846    $(292,226)

Basic earnings (loss) per common share:
  Earnings before cumulative
   effect of accounting change           $     .05    $    0.06
  Cumulative effect of
   accounting change                             -        (2.63)
  Net earnings (loss)                    $     .05    $   (2.57)

Diluted earnings (loss) per common share:
  Earnings before cumulative
   effect of accounting change           $     .05    $    0.06
  Cumulative effect of
   accounting change                             -        (2.58)
  Net earnings (loss)                    $     .05    $   (2.52)

Dividends declared per
  common share                           $     .05    $     .05


See accompanying condensed notes to consolidated financial statements.


              CROMPTON CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Balance Sheets
        March 31, 2003 (Unaudited) and December 31, 2002
                    (In thousands of dollars)



                                     March 31,    December 31,
                                       2003           2002
ASSETS

CURRENT ASSETS
Cash                                $    25,441   $    16,941
Accounts receivable                     213,670       185,983
Inventories                             477,547       460,116
Other current assets                     94,204       114,094
  Total current assets                  810,862       777,134

NON-CURRENT ASSETS
Property, plant and equipment           936,141       942,516
Cost in excess of acquired net assets   585,170       584,633
Other assets                            542,097       536,532

                                    $ 2,874,270   $ 2,840,815

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable                       $     6,537   $     5,727
Accounts payable                        321,743       276,133
Accrued expenses                        230,928       267,849
Income taxes payable                    123,057       116,111
Other current liabilities                16,966        15,670
  Total current liabilities             699,231       681,490

NON-CURRENT LIABILITIES
Long-term debt                        1,239,165     1,261,847
Post-retirement health care liability   193,128       193,996
Other liabilities                       505,230       503,599

STOCKHOLDERS' EQUITY
Common stock                              1,192         1,192
Additional paid-in capital            1,045,393     1,048,304
Accumulated deficit                    (586,424)     (586,555)
Accumulated other comprehensive loss   (165,736)     (200,426)
Treasury stock at cost                  (56,909)      (62,632)
  Total stockholders' equity            237,516       199,883

                                    $ 2,874,270   $ 2,840,815



See accompanying condensed notes to consolidated financial statements.



              CROMPTON CORPORATION AND SUBSIDIARIES
   Condensed Consolidated Statements of Cash Flows (Unaudited)
                First quarter ended 2003 and 2002
                    (In thousands of dollars)



Increase(decrease) in cash                          2003       2002

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                           $   5,846   $(292,226)
  Adjustments to reconcile net earnings
  (loss) to net cash provided by (used
  in) operations:
    Cumulative effect of accounting change,
       net of tax                                     401     298,981
    Facility closures, severance and
       related costs                                  849           -
    Antitrust investigation costs                   8,489           -
    Depreciation and amortization                  36,408      38,079
    Equity income                                  (5,614)     (2,264)
    Changes in assets and liabilities, net:
       Accounts receivable                        (23,259)    (55,348)
       Inventories                                 (5,864)     29,696
       Accounts payable                            41,969      25,950
       Other                                      (14,859)    (52,735)
  Net cash provided by (used in) operations        44,366      (9,867)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                            (14,639)    (16,836)
  Other investing activities                          (98)        323
  Net cash used in investing activities           (14,737)    (16,513)

CASH FLOWS FROM FINANCING ACTIVITIES
  (Payments) proceeds on long-term borrowings     (25,260)     19,651
  Proceeds (payments) on short-term borrowings        431     (14,469)
  Proceeds from sale of accounts receivable         8,126      14,111
  Dividends paid                                   (5,715)     (5,666)
  Other financing activities                          880       1,628
  Net cash (used in) provided by financing
   activities                                     (21,538)     15,255

CASH
  Effects of exchange rate changes on cash            409        (554)

  Change in cash                                    8,500     (11,679)
  Cash at beginning of period                      16,941      21,506

  Cash at end of period                         $  25,441   $   9,827




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

Included in accounts receivable are allowances for doubtful accounts of $17.0 million at March 31, 2003 and $15.9 million at December 31, 2002.

Accumulated depreciation amounted to $873.3 million at March 31, 2003 and $833.7 million at December 31, 2002.

Certain financial information and footnote disclosures included in the annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 2002 Annual Report on Form 10-K. The consolidated results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results expected for the full year.


FACILITY CLOSURES, SEVERANCE AND RELATED COSTS

As a result of the cost reduction initiative announced in July 2001 and the relocation of the Company's corporate headquarters from Greenwich, CT to Middlebury, CT, the Company recorded pre-tax charges of $114 million and $22.7 million in 2001 and 2002, respectively, for facility closures, severance and related costs. In 2003, the Company recorded an additional pre-tax charge of $0.8 million for facility closures, severance and related costs primarily for continuing costs associated with the cost reduction initiative and the relocation of its corporate headquarters. Effective January 1, 2003, the Company implemented the provisions of FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," to account for the facility closures, severance and related costs recorded in 2003. These charges are summarized as follows:

                        Severance      Asset        Other
                           And       Write-offs   Facility
(In thousands)           Related        and        Closure
                          Costs     Impairments     Costs      Total
2001 charge            $ 45,466     $ 41,847      $ 26,720   $114,033
Cash payments            (8,526)           -        (2,022)   (10,548)
Non-cash charges         (6,706)     (41,847)      (13,866)   (62,419)
Balance at
 December 31, 2001       30,234            -        10,832     41,066
2002 charge              11,467        4,918         6,332     22,717
Cash payments           (16,480)           -        (6,285)   (22,765)
Non-cash charges           (988)      (4,918)          459     (5,447)
Balance at
 December 31, 2002       24,233            -        11,338     35,571
2003 charge                 573            -           276        849
Cash payments            (5,690)           -        (4,620)   (10,310)
Non-cash charges         (1,110)           -           (44)    (1,154)
Balance at
 March 31, 2003        $ 18,006     $      -      $  6,950   $ 24,956

In addition, the Company recorded a pre-tax charge of $0.6 million during the fourth quarter 2002 for additional facility closure and maintenance costs related to the December 2000 closure of its manufacturing facility in Freeport, Grand Bahama Island. At March 31, 2003, a reserve of $0.5 million was remaining.


INVENTORIES

Components of inventories are as follows:
                                        (Unaudited)
(In thousands)                           March 31,     December 31,
                                           2003           2002

Finished goods                          $ 362,423      $ 354,851
Work in process                            21,661         21,839
Raw materials and supplies                 93,463         83,426
                                        $ 477,547      $ 460,116


GOODWILL AND INTANGIBLE ASSETS

The Company's intangible assets (excluding goodwill) are included in "other assets" on the balance sheet and comprise the following:

                          (Unaudited)
(In thousands)         March 31, 2003         December 31, 2002
                     Gross    Accumulated    Gross    Accumulated
                     Cost     Amortization   Cost     Amortization
Patents            $143,489    $ (94,377)    $142,658  $ (94,597)
Trademarks           87,170      (31,073)      87,027    (30,141)
Other                82,180      (49,594)      82,721    (49,368)
    Total          $312,839    $(175,044)    $312,406  $(174,106)


Amortization expense related to intangible assets amounted to $3.4 million and $3.1 million for the three months ended March 31, 2003 and 2002, respectively. Estimated amortization expense as of March 31, 2003 for the next five fiscal years is as follows: $13.4 million (2003), $13.6 million (2004), $13.0 million (2005), $13.1 million (2006) and $13.3 million (2007).

Goodwill by reportable segment is as follows:

                                        (Unaudited)
(In thousands)                            March 31,    December 31,
                                            2003           2002
Polymer Products
    Polymer Additives                     $ 266,100     $ 266,105
    Polymers                                 17,299        17,299
    Polymer Processing Equipment             32,317        31,870
                                            315,716       315,274
Specialty Products
    OrganoSilicones                         213,980       213,980
    Crop Protection                          55,474        55,379
                                            269,454       269,359
        Total                             $ 585,170     $ 584,633


In accordance with FASB Statement No. 142, "Goodwill and Other Intangible Assets," the Company has elected to perform its annual goodwill impairment procedures for all of its reporting units as of July 31 of each year, or sooner, if events or circumstances change that could reduce the fair value of a reporting unit below its carrying value.

COMMON STOCK

As of March 31, 2003, there were 119,152,254 common shares issued and 114,338,492 common shares outstanding at $.01 par value.


EARNINGS (LOSS) PER COMMON SHARE

The computation of basic earnings (loss) per common share is based on the weighted average number of common shares outstanding. The computation of diluted earnings (loss) per common share is based on the weighted average number of common and common equivalent shares outstanding.

The following is a reconciliation of the shares used in the computations:

(In thousands)                           First quarter ended
                                           2003        2002

Weighted average common shares
 outstanding                             114,146     113,274
Effect of dilutive stock options and
 other equivalents                           185       2,527
Weighted average common shares
 adjusted for dilution                   114,331     115,801


COMPREHENSIVE INCOME (LOSS)

An analysis of the Company's comprehensive income (loss) follows:

(In thousands)                            First quarter ended
                                            2003        2002
Net earnings (loss)                      $  5,846   $(292,226)
Other comprehensive income (expense):
  Foreign currency translation
   adjustments                             35,391      (9,670)
  Change in fair value of derivatives        (801)      6,983
  Other                                       100          79
Comprehensive income (loss)              $ 40,536   $(294,834)

The components of accumulated other comprehensive loss at March
31, 2003 and December 31, 2002 are as follows:

                                 (Unaudited)
                                   March 31,     December 31,
(In thousands)                       2003           2002

Foreign currency translation
 adjustments                     $ (40,442)      $ (75,833)
Minimum pension liability
 adjustment                       (117,866)       (117,866)
Other                               (7,428)         (6,727)
  Accumulated other
   comprehensive loss            $(165,736)      $(200,426)


STOCK-BASED COMPENSATION

As permitted under FASB Statements No. 123, "Accounting for Stock-Based Compensation" and No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company elected to continue its historical method of accounting for stock-based compensation in accordance with APB 25, "Accounting for Stock Issued to Employees." Under APB 25, compensation expense for fixed plans is recognized based on the difference between the exercise price and the stock price on the date of grant. Since the Company's fixed plan awards have been granted with an exercise price equal to the stock price on the date of grant, no compensation expense has been recognized in the statement of operations for these awards. However, compensation expense has been recognized for the restricted awards under the Company's long-term incentive programs in accordance with the provisions of APB 25, which would be unchanged under FASB Statements No. 123 and No. 148. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statements No. 123 and No. 148 to all stock-based employee compensation awards.

                                          First quarter ended
(In thousands, except per share data)      2003        2002

Net earnings (loss), as reported        $ 5,846    $(292,226)
Add: Stock-based employee
     compensation expense included in
     net earnings (loss), net of tax        554        1,468
Deduct: Total stock-based employee
     compensation determined under fair
     value based accounting method for
     all awards, net of tax              (2,067)      (3,759)
Pro forma net earnings (loss)           $ 4,333    $(294,517)

Earnings (loss) per share:
    Basic - as reported                 $  0.05    $   (2.57)
    Basic - pro forma                   $  0.04    $   (2.60)
    Diluted - as reported               $  0.05    $   (2.52)
    Diluted - pro forma                 $  0.04    $   (2.56)


ASSET RETIREMENT OBLIGATIONS

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 requires companies to record a liability for asset retirement obligations in the period in which a legal obligation is created. Such liabilities are recorded at fair value, with an offsetting increase to the carrying value of the related long-lived assets. In future periods, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Companies are also required to adjust the liability for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. Upon retirement of the long-lived asset, the Company either settles the obligation for its recorded amount or incurs a gain or loss. The provisions of Statement No. 143 are effective for fiscal years beginning after June 15, 2002. Effective January 1, 2003, the Company adopted the provisions of Statement No. 143.
As a result of the implementation of this Statement, the Company recorded an after-tax charge of $0.4 million ($0.7 million pre-tax) as a cumulative effect of accounting change. The depreciation and accretion expenses recorded for the three months ended March 31, 2003 were not significant.


DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company's activities expose its earnings, cash flows and financial position to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. The Company maintains a foreign currency risk-management strategy that uses derivative instruments as needed to mitigate risk against foreign currency movements and to manage interest rate volatility. In accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," the Company recognizes in earnings changes in the fair value of all derivatives designated as fair value hedging instruments that are highly effective, and recognizes in accumulated other comprehensive loss (AOCL) changes in the fair value of all derivatives designated as cash flow hedging instruments that are highly effective. The Company does not enter into derivative instruments for trading or speculative purposes.

The Company uses interest rate swap contracts, which expire in 2003, as cash flow hedges to convert its $59.4 million Euro denominated variable rate debt to fixed rate debt. Each interest rate swap contract is designated with the principal balance and the term of the specific debt obligation. These contracts involve the exchange of interest payments over the life of the contract without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is recognized as an adjustment to interest expense.

The Company also has an equity option contract covering 3.2 million shares of the Company's common stock to hedge the expense variability associated with its obligations under its long-term incentive plans. In February 2003, the Company settled its existing equity option contracts for $35.1 million, of which $33.8 million had been included in accrued expenses at December 31, 2002, and entered into a new equity option contract. The new contract consists of a sold put option contract with a strike price of $5.66 and a purchased call option contract with a strike price of $5.75. The contract has an expiration date of May 11, 2003 and requires net cash settlement. As of March 31, 2003, a liability of $5.2 million has been included in accrued expenses to reflect the unrealized loss on these option contracts based on the quarter-end closing price of the Company's common stock.

The Company has designated a portion of the equity option contracts as cash flow hedges of the risk associated with the unvested, unpaid awards under its long-term incentive plans. Changes in market value related to the portion of the option contracts designated and effective as hedges have been recorded as a component of AOCL. The amount included in AOCL ($3 million and $2 million at March 31, 2003 and December 31, 2002, respectively) is subject to changes in the stock price and is being amortized ratably to selling, general and administrative expense (SG&A) over the remaining service periods of the hedged long-term incentive plans. Changes in market value related to the remaining portion of the option contracts are recognized in SG&A. Based on the March 31, 2003 closing price of the Company's common stock, the anticipated amortization from AOCL to SG&A for the next 12 months will be approximately $1.7 million.

The following table summarizes the (gains)/losses resulting from changes in the market value of the Company's fair value and cash flow hedging instruments and the amortization of (gains)/losses related to certain cash flow hedges for the quarter ended March 31, 2003 and 2002.
                                           First Quarter Ended
(In thousands)                               2003       2002

Fair value hedges (in other income, net)   $   (77)    $    54

Cash flow hedges (in AOCL):
  Balance at beginning of period           $ 2,838     $ 2,546
   Interest rate swap contracts               (224)       (462)
   Japanese yen forward contracts                -        (379)
   Equity option contracts-change
     in market value                         2,323      (8,032)
   Equity option contracts-
     amortization to SG&A                   (1,298)      1,890
  Balance at end of period                 $ 3,639     $(4,437)

ANTITRUST INVESTIGATION AND RELATED MATTERS

Antitrust Investigations

The Company and certain of its subsidiaries, together with other domestic and foreign companies, continue to be the subject of coordinated criminal investigations being conducted by the United States Department of Justice (the "DOJ") and the Canadian Competition Bureau (the "CCB") and a coordinated civil investigation being conducted by the European Commission (together with the DOJ and the CCB, the "Governmental Authorities") with respect to possible antitrust violations relating to the sale and marketing of certain rubber processing chemicals, ethylene propylene diene monomer (EPDM) and heat stabilizers, including tin-based stabilizers and precursors, mixed metal stabilizers and epoxidized soybean oil (ESBO). The investigations concern possible anticompetitive practices, including price fixing and customer or market allocations, undertaken by the Company and such subsidiaries and certain of their officers and employees. According to reports in the press, The Japan Fair Trade Commission (the "JFTC") is conducting an investigation regarding heat stabilizers, impact modifiers and processing aids for plastic. The Company has not been contacted by the JFTC. The Company is actively cooperating with the Governmental Authorities regarding such investigations. Since inception of the investigations, the Company has been conducting its own internal investigation with the assistance of special counsel. Neither the Company, any of its subsidiaries, nor any individual has, to date, been charged in connection with the investigations.

During the fiscal year ended December 31, 2002, the Company had net sales of rubber processing chemicals, including accelerators, antioxidants and antiozonants, of $206 million, net sales of EPDM of $135 million, and net sales of heat stabilizers, including tin-based stabilizers and precursors, mixed metal stabilizers and ESBO, of approximately $220 million.

With respect to rubber chemicals, the Company has held preliminary discussions with the DOJ regarding a possible plea to violations of antitrust laws. At this time, the Company cannot predict the outcome of those discussions, including the timing or the terms of any agreement with the DOJ or the amount of any fines that may be imposed. Moreover, at this time, the Company cannot determine the extent to which criminal or civil fines or other sanctions might be imposed by the other Governmental Authorities. The Company has met and is continuing to meet with the Governmental Authorities in an attempt to resolve all matters relating to the investigations.

With respect to EPDM and heat stabilizers, the Company and its affiliates that are subject to the investigations have received from each of the Governmental Authorities verbal or written assurances of conditional amnesty from prosecution and fines. The European Commission's grant of conditional amnesty with respect to heat stabilizers is presently limited to tin-based stabilizers and their precursors, but the Company expects to be granted conditional amnesty by the European Commission with respect to mixed metal stabilizers and ESBO in the near future. The assurances of conditional amnesty are conditioned upon several factors, including continued cooperation with the Governmental Authorities.

As previously stated, the Company is continuing to conduct its internal investigation of the matters under investigation by the Governmental Authorities, including a review as to any improper or criminal conduct by current and former officers and employees of the Company and its affected subsidiaries. In addition, the Company and its special counsel assisting in the investigation are continuing to review all other areas of the Company's business and products to determine compliance with applicable antitrust law and with the Company's antitrust guidelines and policies. In connection with the investigations, a senior officer of the Company has been placed on paid administrative leave.

The resolution of any possible antitrust violations against the Company and certain of its subsidiaries and the resolution of any civil claims now pending or hereafter asserted against them may have a material adverse effect on the Company's financial condition, results of operations and prospects. No assurances can be given regarding the outcome or timing of these matters.
The Company has incurred antitrust investigation costs of $6.3 million (pre-tax) through December 31, 2002 and, since such date, $8.5 million (pre-tax) through March 31, 2003. The Company expects to continue to incur substantial costs until all antitrust investigations are concluded and civil claims are resolved.

Civil Lawsuits

Federal Class Actions. The Company, individually or together with certain of its subsidiaries and other companies, has been named as a defendant in certain direct purchaser class action lawsuits filed in federal courts during the period from late March, 2003 through April 18, 2003 involving the sale of rubber chemicals, EPDM and plastic additives, including heat stabilizers, impact modifiers and processing aids. With respect to rubber chemicals, the Company, its subsidiary Uniroyal Chemical Company, Inc. and other companies have been named as defendants in two class action lawsuits, both of which were filed in California, by plaintiffs on behalf of themselves and a class consisting of all individuals and entities who purchased rubber chemicals in the United States directly from the defendants, their predecessors or their controlled subsidiaries from January 1, 1995 to October 10, 2002. With respect to EPDM, the Company, individually or together with Uniroyal Chemical Company, Inc. and other companies, has been named as a defendant in five class action lawsuits, filed in New Jersey, Connecticut, New York and California, by plaintiffs on behalf of themselves and a class consisting of all individuals and entities who purchased EPDM in the United States directly from the defendants, their alleged co-conspirators, predecessors or controlled subsidiaries during various periods with the earliest period commencing on January 1, 1994. With respect to plastic additives, the Company and other companies have been named as defendants in four class action lawsuits, all of which were filed in the State of Pennsylvania, by plaintiffs on behalf of themselves and a class consisting of all individuals and entities who purchased plastic additives in the United States directly from the defendants, predecessors or controlled subsidiaries during various periods with the earliest period commencing on January 1, 1985.

The complaints in these actions principally allege that the defendants conspired to fix, raise, maintain or stabilize prices for rubber chemicals, EPDM or plastic additives, as applicable, sold in the United States in violation of Section 1 of the Sherman Act and that this illegal conspiracy caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such anticompetitive activities. The plaintiffs seek, among other things, treble damages of unspecified amounts, costs (including attorneys' fees) and injunctive relief preventing further violations of the Sherman Act.

State Class Actions. With respect to rubber chemicals, the Company and certain of its subsidiaries along with other companies, have been named as defendants in twenty putative indirect purchaser class action lawsuits filed during the period from October, 2002 through December, 2002 in state courts in seventeen states and in the District of Columbia. The putative class in each of the actions comprises all persons within each of the applicable states and the District of Columbia who purchased tires other than for resale that were manufactured using rubber processing chemicals sold by the defendants since 1994. The complaints principally allege that the defendants agreed to fix, raise, stabilize and maintain the price of rubber processing chemicals used as part of the tire manufacturing process in violation of state antitrust and consumer protection laws and that this illegal conspiracy caused injury to individuals who paid more to purchase tires as a result of such anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, interest and attorneys' fees and costs. The Company and its defendant subsidiaries have filed motions to dismiss on substantive and personal jurisdictional grounds or answers with respect to each of these actions.

With respect to EPDM, the Company has been named as a defendant in one indirect purchaser class action lawsuit, filed on April 7, 2003 in California, by a plaintiff on behalf of itself and a class consisting of all persons or entities in California who indirectly purchased EPDM from January 1, 1994 through December 12, 2002. The complaint principally alleges that the Company conspired to fix, raise, stabilize and maintain the price of EPDM and allocate markets and customers in the United States and California in violation of California's Cartwright Act and Unfair Competition Act and that this illegal conspiracy caused injury to purchasers who paid more to purchase, indirectly, EPDM as a result of such anticompetitive activities. The plaintiff seeks, among other things, treble damages of an unspecified amount, costs (including attorneys' fees) and disgorgement of profit.

With respect to plastic additives, the Company and other companies have been named as defendants in a direct purchaser class action lawsuit, filed on April 8, 2003 in Ohio, by a plaintiff on behalf of itself and a class consisting of all individuals and entities that purchased polyvinyl chloride ("PVC") modifiers directly from the defendants in Ohio since 1999. The complaint principally alleges that the defendants and co-conspirators agreed to fix, raise, stabilize and maintain the price of PVC modifiers in violation of Ohio's Valentine Act and that this illegal conspiracy caused injury to purchasers who paid more to purchase PVC modifiers as a result of such anticompetitive activities. The plaintiff seeks, among other things, treble damages of an unspecified amount, costs (including attorneys' fees) and injunctive relief preventing the defendants from continuing the unlawful activities alleged in the complaint.

The federal and state class actions described above are in early procedural stages of litigation and, accordingly, the Company cannot predict their outcome. The Company and its defendant subsidiaries believe that they have substantial defenses to these actions and intend to defend vigorously all such actions. However, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company's financial condition, results of operations and prospects.



BUSINESS SEGMENT DATA

(In thousands)                        First quarter ended
                                       2003         2002
Net Sales

Polymer Products
  Polymer Additives                 $ 301,574    $ 267,235
  Polymers                             68,183       67,480
  Polymer Processing Equipment         41,108       49,805
  Eliminations                         (3,653)      (3,319)
                                      407,212      381,201

Specialty Products
  OrganoSilicones                     117,779      113,756
  Crop Protection                      60,380       52,472
  Other                                64,380       97,409
                                      242,539      263,637

  Total net sales                   $ 649,751    $ 644,838


Operating Profit

Polymer Products
  Polymer Additives                 $  13,513    $  11,631
  Polymers                              9,274        8,649
  Polymer Processing Equipment          1,078           80
                                       23,865       20,360

Specialty Products
  OrganoSilicones                      13,979        7,051
  Crop Protection                      19,651       14,470
  Other                                   448        3,481
                                       34,078       25,002

General corporate expense,
   including amortization             (15,540)     (12,629)

                                       42,403       32,733

Facility closures, severance and
   related costs                         (849)           -
Antitrust investigation costs          (8,489)           -

  Total operating profit            $  33,065    $  32,733


SUBSEQUENT EVENT

On April 24, 2003, the Company entered into an agreement to sell certain assets and assign certain liabilities of the OrganoSilicones business unit to a division of General Electric Company (GE) and to acquire GE's Specialty Chemicals business. The consideration the Company will receive includes $645 million in cash and the GE Specialty Chemicals business with an agreed-upon value of $160 million. In addition, the Company will receive contingent quarterly payments for three years after the closing date based on the combined performance of GE's existing Silicones business and the OrganoSilicones business GE is acquiring from the Company. The total of such payments will be a minimum of $105 million and a maximum of $250 million. The agreement contemplates the sale of assets and assignment of liabilities with estimated carrying amounts as follows:


(In thousands)                         March 31,    December 31,
                                         2003          2002

Inventory                             $ 105,738     $ 105,476
Other current assets                      2,285         3,450
Property, plant and equipment, net      235,585       240,625
Other assets, principally intangible
 assets                                  34,422        34,446
     Total assets to be sold          $ 378,030     $ 383,997

Notes payable                         $   2,113     $   2,033
Accounts payable and accrued expenses    13,713        12,843
Long-term debt                            8,454         8,472
Other liabilities                         3,423         3,348
     Total liabilities to be assigned $  27,703     $  26,696

The consideration that the Company will receive is subject to adjustment based on the net assets of the OrganoSilicones business unit and the GE Specialty Chemicals business as of the closing date. In addition, within 90 days following closing, the Company will reimburse GE for retained accounts receivable less retained accounts payable and accrued liabilities (estimated to be $26.9 million). The Company expects to write off certain other assets associated with the OrganoSilicones business unit, principally goodwill and unsold or retained property, plant and equipment, with carrying amounts of approximately $222.4 million and $223.4 million at March 31, 2003 and December 31, 2002, respectively. The transaction is subject to regulatory approvals and other customary closing conditions and is expected to be completed during the third quarter of 2003. For additional information regarding the terms of the transaction, refer to the Purchase and Exchange Agreement by and between the Company and GE, which was filed with the Securities and Exchange Commission on Form 8-K dated April 25, 2003.



             Independent Accountants' Review Report

The Board of Directors and Stockholders
Crompton Corporation

We have reviewed the condensed consolidated balance sheet of Crompton Corporation and subsidiaries (the Company) as of March 31, 2003, the related condensed consolidated statements of operations for the three-month period ended March 31, 2003, and the related condensed consolidated statements of cash flows for the three-month period ended March 31, 2003. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Crompton Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/KPMG LLP
   KPMG LLP
   Stamford, Connecticut
   April 28, 2003



ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


FIRST QUARTER RESULTS

Overview

Consolidated net sales of $649.8 million for the first quarter of 2003 increased 1% from the comparable period in 2002. Net sales for the first quarter of 2002 included $40.1 million of sales of the industrial specialties business unit, which was divested in June 2002. Excluding these sales, net sales increased 7% as increased unit volume of 4% and favorable foreign currency translation of 5% more than offset the impact of lower selling prices of 2%. International sales, including U.S. exports, were 52% of total sales, up from 48% for the first quarter of 2002.

Gross profit as a percentage of sales was 29.3% for the first quarter of 2003 as compared to 28.8% for the first quarter of 2002. This increase was due in part to the impact of the divestiture of the industrial specialties business unit.

Consolidated operating profit for the first quarter of 2003 of $33.1 million was $0.3 million higher than operating profit for the first quarter of 2002. A review by operating segment follows.

Net earnings for the first quarter were $5.8 million, or $0.05 per common share, as compared to a net loss of $292.2 million, or $2.52 per diluted common share for the first quarter of 2002.
Net earnings for the first quarter of 2003 included charges for facility closures, severance and related costs of $0.8 million ($0.5 million after-tax), antitrust investigation costs of $8.5 million ($5.2 million after-tax) and a cumulative effect of accounting change related to the implementation of FASB Statement No. 143, "Asset Retirement Obligations" ($0.4 million after-tax). After-tax amounts are calculated based on the applicable statutory tax rates. The net loss for the first quarter of 2002 included a cumulative effect of accounting change of $299 million for the impairment of goodwill.

Net sales and operating profit by reportable segment are summarized in the following table.

(In thousands)                            First quarter ended
                                          2003           2002
Net Sales
Polymer Products
 Polymer Additives                     $ 301,574      $ 267,235
 Polymers                                 68,183         67,480
 Polymer Processing Equipment             41,108         49,805
 Eliminations                             (3,653)        (3,319)
                                         407,212        381,201
Specialty Products
 OrganoSilicones                         117,779        113,756
 Crop Protection                          60,380         52,472
 Other                                    64,380         97,409
                                         242,539        263,637

Total net sales                        $ 649,751      $ 644,838




(In thousands)                            First quarter ended
                                          2003           2002
Operating Profit
Polymer Products
 Polymer Additives                     $  13,513      $  11,631
 Polymers                                  9,274          8,649
 Polymer Processing Equipment              1,078             80
                                          23,865         20,360
Specialty Products
 OrganoSilicones                          13,979          7,051
 Crop Protection                          19,651         14,470
 Other                                       448          3,481
                                          34,078         25,002
General corporate expense,
 including amortization                  (15,540)       (12,629)

                                          42,403         32,733
Facility closures, severance
 and related costs                          (849)             -
Antitrust investigation costs             (8,489)             -

Total operating profit                 $  33,065      $  32,733


Polymer Products

Polymer additives sales of $301.6 million were up 13% from the comparable period of the prior year as a result of an increase in unit volume of 9% and favorable foreign currency translation of 6%, partially offset by a 2% decline in selling prices. Plastic, urethane and petroleum additives sales rose 17%, 19% and 5%, respectively, due primarily to increased demand and favorable foreign currency translation. Rubber additives sales were up 3% due mainly to increased demand and favorable foreign currency translation, offset in part by lower selling prices. Operating profit of $13.5 million was up 16% from the prior year due mainly to higher unit volume and reduced manufacturing costs, offset in part by increased raw material costs and lower selling prices.

Polymers sales of $68.2 million were up 1% from the comparable period of the prior year as a 3% increase in unit volume and favorable foreign currency translation of 3%, more than offset a 5% decline in selling prices. EPDM sales were down 8% due mainly to lower selling prices resulting from industry overcapacity. Urethanes sales were up 11% due primarily to increased unit volume demand and favorable foreign currency translation. Operating profit of $9.3 million was up 7% from the prior year due primarily to increased unit volume and the absence of unfavorable prior year variances attributable to reduced plant throughput, offset in part by reduced selling prices and higher raw material costs in the EPDM business.

Polymer processing equipment sales of $41.1 million were down 17% from the first quarter of 2002 as depressed capital equipment demand was offset in part by favorable foreign currency translation of 4% and improved selling prices of 2%. Despite lower sales, operating profit of $1.1 million was $1.0 million higher than the prior year mainly as a result of lower operating costs and improved product selling prices. The backlog at the end of March was $76 million, equal to year-end 2002.

Specialty Products

OrganoSilicones sales of $117.8 million were up 4% from the comparable period of the prior year due to favorable foreign currency translation of 7% and higher unit volume of 3%, partially offset by a 6% decline in selling prices. Operating profit of $14.0 million was up 98% from the prior year mainly as a result of increased unit volume and lower costs (including the benefit of facility expansions in Sistersville, West Virginia and Termoli, Italy), offset in part by reduced selling prices.

Crop protection sales of $60.4 million were up 15% from the first quarter of 2002 due to a 9% increase in unit volume, mainly attributable to increased domestic and European demand, and favorable foreign currency translation of 6%. Operating profit of $19.7 million was up 36% from the prior year, primarily as a result of increased unit volume and higher joint venture equity income of $3.3 million, offset in part by an unfavorable sales mix.

Other sales of $64.4 million were 34% lower than the prior year due primarily to the divestiture of the industrial specialties business in June 2002. Sales for the remaining refined products business were up 12% due to favorable foreign currency translation, higher selling prices and increased unit volume. Operating profit of $0.4 million was down 87% from the first quarter of 2002 due mainly to the divestment of industrial specialties and higher refined products raw material costs that were partially recovered through increased selling prices.

Other

Selling, general and administrative expenses increased 2% versus the first quarter of 2002. The change was primarily due to unfavorable foreign currency translation and losses associated with the Company's equity option contracts, partially offset by cost savings and the elimination of expenses related to the divested industrial specialties business unit.

Depreciation and amortization decreased 4% primarily due to reduced depreciation expense related to the divested industrial specialties business unit. Research and development costs decreased 9% due primarily to the divestiture of the industrial specialties business unit and to a reduction in spending on less critical projects. Equity income increased $3.4 million mainly due to increased earnings associated with the Gustafson seed treatment joint venture. Interest expense increased 2% primarily due to a purchase accounting adjustment related to the merger of Crompton and Knowles Corporation and Witco Corporation in 1999 that was fully amortized as a credit to interest expense through 2002. The effective tax rate decreased to 14% from 24% in the comparable quarter of 2002 primarily due to differences in the relative mix of earnings and losses among the various jurisdictions in which the Company operates.


LIQUIDITY AND CAPITAL RESOURCES

On April 24, 2003, the Company entered into an agreement to sell its OrganoSilicones business unit to a division of General Electric Company (GE) and to acquire GE's Specialty Chemicals business. At closing, the Company will receive $645 million in cash and the GE Specialty Chemicals business with an agreed upon value of $160 million. In addition, the Company will receive contingent quarterly payments for three years after the closing date. The total of such payments will be a minimum of $105 million and a maximum of $250 million. The transaction is subject to regulatory approvals and other customary conditions and is expected to close in the third quarter of 2003. See the "Subsequent Event" note to the Condensed Consolidated Financial Statements included in this Form 10-Q.

The March 31, 2003 working capital balance of $111.6 million increased $16 million from the year-end 2002 balance of $95.6 million, and the current ratio increased to 1.2 from 1.1. The increases in working capital and the current ratio were primarily due to increases in accounts receivable and inventories and a decrease in accrued expenses, partially offset by an increase in accounts payable. Average days sales in receivables increased slightly to 30 days for the first three months of 2003, versus 29 days for the first three months of 2002. Excluding the accounts receivable securitization programs, average days sales in receivables were 62 days for the first three months of 2003, which was unchanged from the first three months of 2002. Average inventory turnover increased slightly to 3.9 from 3.8 for the same period of 2002.

Net cash provided by operations of $44.4 million increased $54.3 million from $9.9 million net cash used in operations for the first three months of 2002. The increase was primarily the result of a smaller increase in accounts receivable and a larger increase in accounts payable as compared to 2002, federal tax refunds related to prior years and the collection of a note receivable, partially offset by an increase in inventories. The Company's debt to total book capital ratio decreased to 84% as of March 31, 2003 from 86% at year-end 2002. The decrease is due to the decrease in total debt and an increase in stockholders' equity. The Company's future liquidity needs are expected to be financed from operations, as well as available accounts receivable securitization programs and credit facilities.

The Company has a five-year senior unsecured credit facility of $400 million which is scheduled to mature in October 2004. Borrowings on this facility are at various rate options to be determined on the date of borrowing. There were no outstanding borrowings under this facility at March 31, 2003.

In addition, the Company has an accounts receivable securitization program to sell up to $150 million of domestic accounts receivable to agent banks. As of March 31, 2003, $124 million of domestic accounts receivable had been sold under this program. In addition, the Company's European subsidiaries have two separate programs to sell their eligible accounts receivable to agent banks. As of March 31, 2003, $122 million of international accounts receivable had been sold under these programs.

The Company has standby letters of credit and guarantees with various financial institutions. At March 31, 2003, the Company had $55.3 million of outstanding letters of credit and guarantees primarily related to its environmental remediation liabilities, insurance obligations and a potential tax exposure.

During the first quarter of 2003, the Company recorded $0.8 million for facility closures, severance and related costs. This charge was primarily due to continuing costs related to the July 2001 cost reduction initiative and the relocation of the corporate headquarters from Greenwich, CT to Middlebury, CT, which was substantially completed during the fourth quarter of 2002. The Company estimates that pre-tax charges relating to the corporate relocation will approximate $13 million, of which approximately $9.7 million has been expensed to facility closures, severance and related costs through March 31, 2003.
The Company expects to realize pre-tax savings from the relocation of approximately $4 million in 2003 and total pre-tax savings of approximately $8 million per year beginning in 2004.

Capital expenditures for the first three months of 2003 amounted to $14.6 million as compared to $16.8 million during the same period of 2002. The decrease is primarily due to timing with respect to certain capital spending projects. Capital expenditures are expected to approximate $100 to $115 million in 2003, primarily for the Company's replacement needs and improvement of domestic and foreign facilities.


ANTITRUST INVESTIGATION COSTS AND RELATED MATTERS

The Company and certain of its subsidiaries, together with other domestic and foreign companies, are the subject of coordinated criminal investigations being conducted by the United States Department of Justice and the Canadian Competition Bureau and a coordinated civil investigation being conducted by the European Commission with respect to possible antitrust violations relating to the sale and marketing of certain rubber processing chemicals, ethylene propylene diene monomer (EPDM) and heat stabilizers. In addition, the Company, individually or together with certain of its subsidiaries and other companies, has been named as a defendant in certain federal and state class action lawsuits involving the sale of rubber chemicals, EPDM and plastic additives, including heat stabilizers, impact modifiers and processing aids. The resolution of any possible antitrust violations against the Company and certain of its subsidiaries and the resolution of any civil claims now pending or hereafter asserted against them may have a material adverse effect on the Company's financial condition, results of operations and prospects. See "Item 1. Legal Proceedings" of this Form 10-Q for additional information regarding such matters.


CRITICAL ACCOUNTING AREAS

Preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements. The Company's estimates are based on historical
experience and currently available information.   Management's
Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies Footnote in the Company's Annual Report, incorporated by reference in Form 10-K for the fiscal year ended December 31, 2002, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management's estimates. There have been no significant changes in the Company's critical accounting estimates during the first quarter of 2003.


ACCOUNTING DEVELOPMENTS

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 requires companies to record a liability for asset retirement obligations in the period in which a legal obligation is created. Such liabilities are recorded at fair value, with an offsetting increase to the carrying value of the related long-lived assets. In future periods, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Companies are also required to adjust the liability for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. Upon retirement of the long-lived asset, the Company either settles the obligation for its recorded amount or incurs a gain or loss. The provisions of Statement No. 143 are effective for fiscal years beginning after June 15, 2002. Effective January 1, 2003, the Company adopted the provisions of Statement No. 143.
As a result of the implementation of this Statement, the Company recorded an after-tax charge of $0.4 million ($0.7 million pre-tax) as a cumulative effect of accounting change.

Effective January 1, 2003, the Company adopted the provisions of Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 requires companies to record exit or disposal costs when they are incurred and to initially measure these costs at fair value. Statement No. 146 also requires that recorded liabilities be adjusted in future periods to reflect changes in timing or estimated cash flows. The provisions of Statement No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company has adopted the provisions of Statement No. 146 as of January 1, 2003 and has recorded its first quarter 2003 charge for facility closures, severance and related costs in accordance with this Statement.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee; that is, the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at its inception. The recognition and measurement provisions of Interpretation No. 45 are effective for all guarantees entered into or modified after December 31, 2002. Interpretation No. 45 also requires additional disclosures related to guarantees in interim and annual financial statements. The Company implemented the new disclosure requirements of Interpretation No. 45 at December 31, 2002 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. To date the Company has not entered into any new guarantees that meet the recognition and measurement provisions of Interpretation No. 45.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 requires existing unconsolidated variable interest entities (VIEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. The Interpretation applies immediately to VIEs created after January 31, 2003 and to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003, the Interpretation applies for periods beginning after June 15, 2003. The Company has no unconsolidated VIEs and therefore its condensed consolidated financial statements are in compliance with the requirements of Interpretation No. 46 at March 31, 2003.


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

Each quarter, the Company evaluates and reviews estimates for future remediation, and maintenance and management costs directly related to remediation, to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. As of March 31, 2003, the Company's reserves for environmental remediation activities totaled $126.2 million. It is possible that the Company's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

The Company intends to assert all meritorious legal defenses and all other equitable factors which are available to it with respect to the above matters. The resolution of these environmental matters could have a material adverse effect on the Company's consolidated results of operations or financial condition in any given fiscal period if a number of these matters are resolved unfavorably.


FORWARD-LOOKING STATEMENTS

Certain statements made in this Form 10-Q are forward-looking statements that involve risks and uncertainties, including, but not limited to, general economic conditions, the completion of the announced transaction with GE, the outcome and timing of antitrust investigations and related civil lawsuits to which the Company is subject, pension and other post-retirement benefit plan assumptions, energy and raw material prices and availability, production capacity, changes in interest rates and foreign currency exchange rates, changes in technology, market demand and customer requirements, the enactment of more stringent environmental laws and regulations, and other risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission. These statements are based on our estimates and assumptions and on currently available information. The forward-looking statements include information concerning our possible or assumed future results of operations, and the Company's actual results may differ significantly from the results discussed. Forward-looking information is intended to reflect opinions as of the date this Form 10-Q was filed and such information will not necessarily be updated by the Company.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

Refer to the Market Risk and Risk Management Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations and the Derivative Instruments and Hedging Activities Note to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Also refer to the Derivative Instruments and Hedging Activities Condensed Note to Consolidated Financial Statements (Unaudited) included in this Form 10-Q.

The fair market value of long-term debt is subject to interest rate risk. The Company's long-term debt amounted to $1,239 million at March 31, 2003. The fair market value of such debt as of March 31, 2003 was $1,274 million, which has been determined primarily based on quoted market prices.

There have been no other significant changes in market risk since
December 31, 2002.

ITEM 4.  Controls and Procedures


(a) Evaluation of Disclosure Controls and Procedures
    Within 90 days of the filing date of this quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company's disclosure controls and procedures are effective.

(b) Changes in Internal Controls
    There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date, including any corrective action with regard to significant deficiencies and material weaknesses.


PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Environmental Liabilities

The Company is involved in claims, litigation, administrative proceedings and investigations of various types in a number of jurisdictions. A number of such matters involve, or may involve, claims for a material amount of damages and relate to or allege environmental liabilities, including clean-up costs associated with hazardous waste disposal sites, natural resource damages, property damage and personal injury. For information relating to the Company's environmental matters, see the Environmental Matters section of "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of this Form 10-Q and "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Antitrust Investigations and Related Matters

Antitrust Investigations

The Company and certain of its subsidiaries, together with other domestic and foreign companies, continue to be the subject of coordinated criminal investigations being conducted by the United States Department of Justice (the "DOJ") and the Canadian Competition Bureau (the "CCB") and a coordinated civil investigation being conducted by the European Commission (together with the DOJ and the CCB, the "Governmental Authorities") with respect to possible antitrust violations relating to the sale and marketing of certain rubber processing chemicals, ethylene propylene diene monomer (EPDM) and heat stabilizers, including tin-based stabilizers and precursors, mixed metal stabilizers and epoxidized soybean oil (ESBO). The investigations concern possible anticompetitive practices, including price fixing and customer or market allocations, undertaken by the Company and such subsidiaries and certain of their officers and employees. According to reports in the press, The Japan Fair Trade Commission (the "JFTC") is conducting an investigation regarding heat stabilizers, impact modifiers and processing aids for plastic. The Company has not been contacted by the JFTC. The Company is actively cooperating with the Governmental Authorities regarding such investigations. Since inception of the investigations, the Company has been conducting its own internal investigation with the assistance of special counsel. Neither the Company, any of its subsidiaries, nor any individual has, to date, been charged in connection with the investigations.

During the fiscal year ended December 31, 2002, the Company had net sales of rubber processing chemicals, including accelerators, antioxidants and antiozonants, of $206 million, net sales of EPDM of $135 million, and net sales of heat stabilizers, including tin-based stabilizers and precursors, mixed metal stabilizers and ESBO, of approximately $220 million.

With respect to rubber chemicals, the Company has held preliminary discussions with the DOJ regarding a possible plea to violations of antitrust laws. At this time, the Company cannot predict the outcome of those discussions, including the timing or the terms of any agreement with the DOJ or the amount of any fines that may be imposed. Moreover, at this time, the Company cannot determine the extent to which criminal or civil fines or other sanctions might be imposed by the other Governmental Authorities. The Company has met and is continuing to meet with the Governmental Authorities in an attempt to resolve all matters relating to the investigations.

With respect to EPDM and heat stabilizers, the Company and its affiliates that are subject to the investigations have received from each of the Governmental Authorities verbal or written assurances of conditional amnesty from prosecution and fines. The European Commission's grant of conditional amnesty with respect to heat stabilizers is presently limited to tin-based stabilizers and their precursors, but the Company expects to be granted conditional amnesty by the European Commission with respect to mixed metal stabilizers and ESBO in the near future. The assurances of conditional amnesty are conditioned upon several factors, including continued cooperation with the Governmental Authorities.

As previously stated, the Company is continuing to conduct its internal investigation of the matters under investigation by the Governmental Authorities, including a review as to any improper or criminal conduct by current and former officers and employees of the Company and its affected subsidiaries. In addition, the Company and its special counsel assisting in the investigation are continuing to review all other areas of the Company's business and products to determine compliance with applicable antitrust law and with the Company's antitrust guidelines and policies. In connection with the investigations, a senior officer of the Company has been placed on paid administrative leave.

The resolution of any possible antitrust violations against the Company and certain of its subsidiaries and the resolution of any civil claims now pending or hereafter asserted against them may have a material adverse effect on the Company's financial condition, results of operations and prospects. No assurances can be given regarding the outcome or timing of these matters.
The Company has incurred antitrust investigation costs of $6.3 million (pre-tax) through December 31, 2002 and, since such date, $8.5 million (pre-tax) through March 31, 2003. The Company expects to continue to incur substantial costs until all antitrust investigations are concluded and civil claims are resolved.

Civil Lawsuits

Federal Class Actions. The Company, individually or together with certain of its subsidiaries and other companies, has been named as a defendant in certain direct purchaser class action lawsuits filed in federal courts during the period from late March, 2003 through April 18, 2003 involving the sale of rubber chemicals, EPDM and plastic additives, including heat stabilizers, impact modifiers and processing aids. With respect to rubber chemicals, the Company, its subsidiary Uniroyal Chemical Company, Inc. and other companies have been named as defendants in two class action lawsuits, both of which were filed in California, by plaintiffs on behalf of themselves and a class consisting of all individuals and entities who purchased rubber chemicals in the United States directly from the defendants, their predecessors or their controlled subsidiaries from January 1, 1995 to October 10, 2002. With respect to EPDM, the Company, individually or together with Uniroyal Chemical Company, Inc. and other companies, has been named as a defendant in five class action lawsuits, filed in New Jersey, Connecticut, New York and California, by plaintiffs on behalf of themselves and a class consisting of all individuals and entities who purchased EPDM in the United States directly from the defendants, their alleged co-conspirators, predecessors or controlled subsidiaries during various periods with the earliest period commencing on January 1, 1994. With respect to plastic additives, the Company and other companies have been named as defendants in four class action lawsuits, all of which were filed in the State of Pennsylvania, by plaintiffs on behalf of themselves and a class consisting of all individuals and entities who purchased plastic additives in the United States directly from the defendants, predecessors or controlled subsidiaries during various periods with the earliest period commencing on January 1, 1985.

The complaints in these actions principally allege that the defendants conspired to fix, raise, maintain or stabilize prices for rubber chemicals, EPDM or plastic additives, as applicable, sold in the United States in violation of Section 1 of the Sherman Act and that this illegal conspiracy caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such anticompetitive activities. The plaintiffs seek, among other things, treble damages of unspecified amounts, costs (including attorneys' fees) and injunctive relief preventing further violations of the Sherman Act.

State Class Actions. With respect to rubber chemicals, the Company and certain of its subsidiaries along with other companies, have been named as defendants in twenty putative indirect purchaser class action lawsuits filed during the period from October, 2002 through December, 2002 in state courts in seventeen states and in the District of Columbia. The putative class in each of the actions comprises all persons within each of the applicable states and the District of Columbia who purchased tires other than for resale that were manufactured using rubber processing chemicals sold by the defendants since 1994. The complaints principally allege that the defendants agreed to fix, raise, stabilize and maintain the price of rubber processing chemicals used as part of the tire manufacturing process in violation of state antitrust and consumer protection laws and that this illegal conspiracy caused injury to individuals who paid more to purchase tires as a result of such anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, interest and attorneys' fees and costs. The Company and its defendant subsidiaries have filed motions to dismiss on substantive and personal jurisdictional grounds or answers with respect to each of these actions.

With respect to EPDM, the Company has been named as a defendant in one indirect purchaser class action lawsuit, filed on April 7, 2003 in California, by a plaintiff on behalf of itself and a class consisting of all persons or entities in California who indirectly purchased EPDM from January 1, 1994 through December 12, 2002. The complaint principally alleges that the Company conspired to fix, raise, stabilize and maintain the price of EPDM and allocate markets and customers in the United States and California in violation of California's Cartwright Act and Unfair Competition Act and that this illegal conspiracy caused injury to purchasers who paid more to purchase, indirectly, EPDM as a result of such anticompetitive activities. The plaintiff seeks, among other things, treble damages of an unspecified amount, costs (including attorneys' fees) and disgorgement of profit.

With respect to plastic additives, the Company and other companies have been named as defendants in a direct purchaser class action lawsuit, filed on April 8, 2003 in Ohio, by a plaintiff on behalf of itself and a class consisting of all individuals and entities that purchased polyvinyl chloride ("PVC") modifiers directly from the defendants in Ohio since 1999. The complaint principally alleges that the defendants and co-conspirators agreed to fix, raise, stabilize and maintain the price of PVC modifiers in violation of Ohio's Valentine Act and that this illegal conspiracy caused injury to purchasers who paid more to purchase PVC modifiers as a result of such anticompetitive activities. The plaintiff seeks, among other things, treble damages of an unspecified amount, costs (including attorneys' fees) and injunctive relief preventing the defendants from continuing the unlawful activities alleged in the complaint.

The federal and state class actions described above are in early procedural stages of litigation and, accordingly, the Company cannot predict their outcome. The Company and its defendant subsidiaries believe that they have substantial defenses to these actions and intend to defend vigorously all such actions. However, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company's financial condition, results of operations and prospects.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     (a)  The Annual Meeting of Stockholders was held on April
          29, 2003.

     (b) Proxies for the Annual Meeting of Stockholders were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended; there was no solicitation in opposition to the nominees for the Board of Directors as listed in the proxy statement; and such nominees were elected.

     (c) A brief description of each matter voted upon at the Annual Meeting, and the results of the voting, are as follows:

          1. Election of Class III directors to serve for a term expiring in 2006:

               NAME                    FOR         WITHHELD

               Vincent A. Calarco   94,008,335     3,547,636
               Roger L. Headrick    94,204,411     3,351,560
               Patricia K. Woolf    93,668,084     3,887,887

          2. Approval of the selection by the Board of Directors of KPMG LLP as independent auditors for 2003:

                    FOR               AGAINST           ABSTAIN
                  91,424,663          5,956,109         175,199

          3. A shareholder proposal urging the Board of Directors to amend the by-laws to require that an independent director serve as Chairman of the Board of Directors:

                    FOR               AGAINST           ABSTAIN
                  23,407,631         59,674,754         435,834

               There were 14,037,752 broker non-votes in regard to the above proposal.



ITEM 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

      Number     Description

     10.1 Purchase and Exchange Agreement by and between Crompton Corporation and General Electric Company,
             Dated April 24, 2003 (incorporated by reference to
             Exhibit 99.2 to Crompton Corporation's Form 8-K dated April 25, 2003).

     10.2 Amendment Number 4 dated as of April 15, 2003, to the Receivables Purchase Agreement dated as of December 11, 1998, by and among the Registrant (as successor to Crompton & Knowles), as Initial Collection Agent, and certain of its subsidiaries, as Sellers, Crompton & Knowles Receivables Corporation, as Buyer, and ABN AMRO Bank N.V., as Agent (filed herewith).

     10.3 Letter Agreement dated as of April 15, 2003, to the Receivables Purchase Agreement dated as of December 11, 1998, by and among the Registrant (as successor to Crompton & Knowles), as Initial Collection Agent, and certain of its subsidiaries, as Sellers, Crompton & Knowles Receivables Corporation, as Buyer, and Crompton Europe B.V., Crompton B.V. and ABN AMRO Bank N.V. as Agent (filed herewith).

     99.1    Certification of Periodic Financial Reports by
             Crompton Corporation's Chief Executive Officer
             (filed herewith).

     99.2    Certification of Periodic Financial Reports by
             Crompton Corporation's Chief Financial Officer
             (filed herewith).

    (b) The following Reports on Form 8-K have been filed during the first quarter and through the date of this filing:

      (i) Report on Form 8-K dated February 14, 2003, reporting on Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements and Exhibits);

      (ii)  Report on Form 8-K dated April 24, 2003, reporting on
            Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements and Exhibits);

      (iii) Report on Form 8-K dated April 25, 2003, reporting on Item 5 (Other Events and Regulation FD
            Disclosure) and Item 7 (Financial Statements and
            Exhibits); and

      (iv) Report on Form 8-K dated April 29, 2003, reporting on Item 7 (Financial Statements and Exhibits) and Items 9 and 12 (Regulation FD Disclosure and Disclosure of Results of Operations and Financial Condition).*


    * In accordance with General Instruction B of Form 8-K, the report submitted to the Securities and Exchange Commission under Items 9 and 12 of Form 8-K is not deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act"), and we are not subject to the liabilities of that section. We are not incorporating, and will not incorporate by reference, such report into any filing under the Securities Act of 1933 or the Exchange Act.


                      CROMPTON CORPORATION
                           Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



       CROMPTON CORPORATION

           (Registrant)





Date:      May 12, 2003          /s/Michael F. Vagnini
                                    Michael F. Vagnini
                                    Vice President and Controller
                                    (Principal Accounting Officer)





Date:      May 12, 2003          /s/Barry J. Shainman
                                    Barry J. Shainman
                                    Secretary




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





Date:  May 12, 2003          /s/Peter Barna
                                Peter Barna
                                Senior Vice President and
                                Chief Financial Officer






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





Date:  May 12, 2003          /s/Vincent A. Calarco
                                Vincent A. Calarco
                                President and
                                Chief Executive Officer