Form 10-Q
period 2003-06-30
CROMPTON CORP
filed 2003-08-14
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

X     QUARTERLY  REPORT  PURSUANT  TO SECTION 13 or 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 2003

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


                YES   X             NO


The number of shares of common stock outstanding as of the latest practicable date, is as follows:

    Class                           Outstanding at July 31, 2003

Common Stock - $.01 par value                111,207,152



                CROMPTON CORPORATION AND SUBSIDIARIES
                               FORM 10-Q
                 FOR THE QUARTER ENDED JUNE 30, 2003



               INDEX                                           PAGE

PART I.     FINANCIAL INFORMATION

 Item 1.    Financial Statements and Accompanying Notes

            Condensed Consolidated Statements of Operations
            (Unaudited) - Second quarter and six months
            ended 2003 and 2002                                   2

            Condensed Consolidated Balance Sheets - June 30,
            2003 (Unaudited) and December 31, 2002                3

            Condensed Consolidated Statements of Cash
            Flows (Unaudited) - Six months ended 2003 and 2002    4

            Notes to Condensed Consolidated Financial
            Statements (Unaudited)                                5

            Independent Accountants' Review Report               17

 Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  18

 Item 3.    Quantitative and Qualitative Disclosures about
            Market Risk                                          30

 Item 4.    Controls and Procedures                              31


PART II.    OTHER INFORMATION

 Item 1.    Legal Proceedings                                    32

 Item 6.    Exhibits and Reports on Form 8-K                     36


Signatures                                                       37



PART I.  FINANCIAL INFORMATION

ITEM I.  Financial Statements and Accompanying Notes

              CROMPTON CORPORATION AND SUBSIDIARIES
   Condensed Consolidated Statements of Operations (Unaudited)
        Second quarter and six months ended 2003 and 2002
        (In thousands of dollars, except per share data)

                          Second quarter ended      Six months ended
                            2003        2002        2003        2002

Net sales                  $532,901   $571,489   $1,064,873 $1,102,571

Cost of products sold       394,637    398,097      779,595    778,234
Selling, general and
  administrative             84,757     90,401      172,100    177,529
Depreciation and
  amortization               27,379     29,072       54,498     58,670
Research and development     12,726     14,388       24,786     27,663
Equity income                (2,228)    (1,997)      (7,842)    (4,261)
Facility closures, severance
  and related costs           2,686      6,380        3,505      6,380
Antitrust legal costs        12,386          -       20,875          -

Operating profit                558     35,148       17,356     58,356
Interest expense             25,559     26,092       52,274     52,230
Other expense, net            3,827     38,946        4,040     37,385

Loss from continuing
  operations before income
  taxes and cumulative effect
  of accounting change      (28,828)   (29,890)     (38,958)   (31,259)
Income tax benefit           (9,426)   (13,036)     (12,838)   (12,952)

Loss from continuing
  operations before
  cumulative effect of
  accounting change         (19,402)   (16,854)     (26,120)   (18,307)
Earnings from discontinued
  operations                 10,292     10,560       23,257     18,768
Cumulative effect of
  accounting change               -          -         (401)  (298,981)
Net loss                   $ (9,110)  $ (6,294)  $   (3,264)$ (298,520)

Basic and diluted earnings
 (loss) per common share:
  Loss from continuing
    operations before
    cumulative effect of
    accounting change      $  (0.17)  $  (0.15)  $    (0.23)$    (0.16)
  Earnings from
    discontinued operations    0.09       0.09         0.20       0.16
  Cumulative effect of
    accounting change             -          -            -      (2.63)
  Net loss                 $  (0.08)  $  (0.06)  $    (0.03)$    (2.63)


  Dividends declared per
    common share           $   0.05   $   0.05   $     0.10 $     0.10


See accompanying notes to condensed consolidated financial statements.


              CROMPTON CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Balance Sheets
         June 30, 2003 (Unaudited) and December 31, 2002
                    (In thousands of dollars)



                                            June 30,     December 31,
                                              2003            2002
      ASSETS

      CURRENT ASSETS
      Cash                               $    18,366   $     16,941
      Accounts receivable                    192,293        183,329
      Inventories                            382,569        353,556
      Other current assets                    91,755        112,950
      Assets held for sale                   383,097        392,887
        Total current assets               1,068,080      1,059,663

      NON-CURRENT ASSETS
      Property, plant and equipment          705,158        695,962
      Cost in excess of acquired
        net assets                           586,115        584,633
      Other assets                           500,701        500,557

                                         $ 2,860,054   $  2,840,815

      LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES
      Notes payable                      $     9,684   $      3,694
      Accounts payable                       253,708        268,593
      Accrued expenses                       234,939        260,718
      Income taxes payable                    83,446        116,111
      Other current liabilities               15,156         15,670
      Liabilities held for sale               28,181         29,273
        Total current liabilities            625,114        694,059

      NON-CURRENT LIABILITIES
      Long-term debt                       1,286,709      1,253,149
      Post-retirement health care
        liability                            192,004        193,996
      Other liabilities                      501,397        499,728

      STOCKHOLDERS' EQUITY
      Common stock                             1,192          1,192
      Additional paid-in capital           1,045,094      1,048,304
      Accumulated deficit                   (601,252)      (586,555)
      Accumulated other comprehensive
        loss                                (111,820)      (200,426)
      Treasury stock at cost                 (78,384)       (62,632)
        Total stockholders' equity           254,830        199,883

                                         $ 2,860,054   $  2,840,815


See accompanying notes to condensed consolidated financial statements.



              CROMPTON CORPORATION AND SUBSIDIARIES
   Condensed Consolidated Statements of Cash Flows (Unaudited)
                 Six months ended 2003 and 2002
                    (In thousands of dollars)


Increase (decrease) in cash                      2003       2002

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                   $  (3,264) $(298,520)
  Adjustments to reconcile net loss
   to net cash provided by operations:
    Cumulative effect of accounting change         401    298,981
    Loss on sale of business unit                    -     34,705
    Depreciation and amortization               72,407     76,024
    Equity income                               (7,842)    (4,261)
    Changes in assets and liabilities, net:
       Accounts receivable                       3,688    (75,225)
       Accounts receivable - securitization     14,641     39,193
       Inventories                              (4,832)    32,474
       Accounts payable                        (26,095)    18,707
       Other                                   (17,959)    10,478
  Net cash provided by operations               31,145    132,556

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of business unit                -     80,000
  Capital expenditures                         (32,721)   (36,048)
  Other investing activities                      (154)     1,090
  Net cash (used in) provided by
    investing activities                       (32,875)    45,042

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds (payments) on long-term borrowings   28,113   (144,102)
  Proceeds (payments) on short-term borrowings   5,855    (26,918)
  Dividends paid                               (11,433)   (11,343)
  Treasury stock acquired                      (22,080)         -
  Other financing activities                     1,036      3,908
  Net cash provided by (used in)
    financing activities                         1,491   (178,455)

CASH
  Effects of exchange rate changes on cash       1,664        153

  Change in cash                                 1,425       (704)
  Cash at beginning of period                   16,941     21,506

  Cash at end of period                      $  18,366  $  20,802





See accompanying notes to condensed consolidated financial statements.



              CROMPTON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)


PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The information in the foregoing consolidated financial statements is unaudited, but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.

As a result of the agreement to sell the OrganoSilicones business unit to General Electric Company announced on April 24, 2003, the accompanying financial statements reflect the OrganoSilicones business unit as a discontinued operation. The operations of the OrganoSilicones business unit have been classified as earnings from discontinued operations (net of tax) and the estimated carrying amount of the assets being sold and of the liabilities being assumed have been reflected as assets and liabilities held for sale for all periods presented. Refer to the discontinued operations footnote for further information.

Included in accounts receivable are allowances for doubtful accounts of $17.8 million at June 30, 2003 and $15.9 million at December 31, 2002.

Accumulated depreciation amounted to $783.9 million at June 30, 2003 and $723.3 million at December 31, 2002.

Cost of products sold includes all costs incurred in manufacturing products, including raw materials, direct manufacturing costs and manufacturing overhead. Cost of products sold also includes warehousing, distribution, engineering (other than polymer processing equipment design engineering), purchasing, and environmental, health and safety functions. Selling, general and administrative expenses (SG&A) include costs and expenses related to the following functions and activities: selling, advertising, customer service, polymer processing equipment design engineering, shipping and handling costs for out-bound product shipments, information technology, legal, provision for doubtful accounts, corporate facilities and corporate administration. In addition, SG&A also includes accounting, finance and human resources, excluding direct support in manufacturing operations which is included as cost of products sold. Research and development expenses include basic and applied research and development activities of a technical and non-routine nature. Costs of products sold, research and development, and SG&A exclude depreciation and amortization expenses which are presented on a separate line in the condensed consolidated statements of operations.

Included among the Company's equity investments are a 50% ownership in Gustafson LLC and a 50% ownership in Gustafson Partnership. The Company accounts for these investments in accordance with the equity method. The combined assets and liabilities of these two investments were $103.6 million and $31.9 million, respectively, as of June 30, 2003 and were $74.0 million and $26.3 million, respectively, as of December 31, 2002. The combined net income of the two investments for the six months ended June 30, 2003 and 2002 were $15.2 million and $8.1 million, respectively.

Certain financial information and footnote disclosures included in the annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 2002 Annual Report on Form 10-K. The consolidated results of operations for the second quarter and six months ended June 30, 2003 are not necessarily indicative of the results expected for the full year.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year consolidated statement of cash flows, including the classification of accounts receivable - securitization as part of net cash provided by operations rather than as part of net cash provided by (used in) financing activities.

FACILITY CLOSURES, SEVERANCE AND RELATED COSTS

As a result of the cost reduction initiative that began in 2001 and the relocation of the Company's corporate headquarters from Greenwich, CT to Middlebury, CT that began in 2002, the Company recorded pre-tax charges of $3.5 million and $6.4 million for facility closures, severance and related costs for the first six months of 2003 and 2002, respectively. The 2003 charge was primarily for severance costs related to the relocation of the corporate headquarters. The 2002 charge was mainly for severance and other facility closure costs associated with the cost reduction initiative and the relocation of the corporate headquarters. Effective January 1, 2003, the Company adopted the provisions of FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The adoption of FASB Statement No. 146 has not had a material impact on the Company's accounting for the facility closures, severance and related costs recorded in 2003.

The reserve for facility closures, severance and related costs is summarized as follows:

                            Severance    Asset       Other
                               And     Write-offs  Facility
(In thousands)               Related      and       Closure
                              Costs   Impairments    Costs    Total
Balance at
  December 31, 2001        $ 30,234   $      -    $ 10,832 $ 41,066
2002 charge:
  Continuing operations       7,211      4,918       5,240   17,369
  Discontinued operations     4,256          -       1,092    5,348
Cash payments               (16,480)         -      (6,285) (22,765)
Non-cash charges               (988)    (4,918)        459   (5,447)
Balance at
  December 31, 2002          24,233          -      11,338   35,571
2003 charge:
  Continuing operations       3,260          -         245    3,505
  Discontinued operations        15          -          15       30
Cash payments               (10,088)         -      (7,434) (17,522)
Non-cash charges             (1,110)         -        (280)  (1,390)
Balance at June 30, 2003   $ 16,310   $      -    $  3,884 $ 20,194

In addition, the Company recorded a pre-tax charge of $0.6 million during the fourth quarter 2002 for additional facility closure and maintenance costs related to the December 2000 closure of its manufacturing facility in Freeport, Grand Bahama Island. At June 30, 2003, a reserve of $0.4 million was remaining.

ACCOUNTS RECEIVABLE PROGRAMS

The Company has an accounts receivable securitization program to sell up to $150 million of domestic accounts receivable to agent banks. Accounts receivable sold under this program were $150 million and $136.5 million as of June 30, 2003 and December 31, 2002, respectively. In addition, the Company's European subsidiaries have two separate programs to sell their eligible accounts receivable to agent banks. International accounts receivable sold under these programs were $102 million and $101 million as of June 30, 2003 and December 31, 2002, respectively. The total costs associated with these programs of $3.2 million and $4.5 million as of June 30, 2003 and June 30, 2002, respectively, are included in other expense, net on the consolidated statements of operations.

Under the domestic program, certain subsidiaries of the Company sell their receivables to a special purpose entity (SPE) that has been created as a separate legal entity for the purpose of acquiring such receivables and selling an undivided interest therein to agent banks. In accordance with the domestic sale agreement, the agent banks purchase an undivided ownership interest in the accounts receivable owned by the SPE. The amount of such undivided ownership interest will vary based on the level of eligible accounts receivable as defined in the agreement. In addition, the agent banks retain a security interest in all of the receivables owned by the SPE. The balance of the unsold receivables owned by the SPE is included in the Company's accounts receivable balance on the consolidated balance sheet.
Under the international programs, certain foreign subsidiaries of the Company sell eligible accounts receivable directly to agent banks. During the period, the Company had an obligation to service the accounts receivable sold under its domestic and international programs. The Company has treated the transfer of receivables under its domestic and foreign receivable programs as a sale of accounts receivable.

INVENTORIES

Components of inventories are as follows:
                                      (Unaudited)
(In thousands)                          June 30,     December 31,
                                          2003           2002
Finished goods                        $ 279,179       $ 264,078
Work in process                          21,692          21,159
Raw materials and supplies               81,698          68,319
                                      $ 382,569       $ 353,556

GOODWILL AND INTANGIBLE ASSETS

The Company's intangible assets (excluding goodwill) are included in "other assets" on the balance sheet and comprise the following:

                       (Unaudited)
(In thousands)       June 30, 2003          December 31, 2002
                   Gross   Accumulated     Gross    Accumulated
                   Cost    Amortization    Cost     Amortization
Patents           $125,171   $ (92,707)   $122,097  $ (91,992)
Trademarks          70,968     (30,464)     70,397    (28,782)
Other               82,509     (50,921)     82,234    (49,232)
    Total         $278,648   $(174,092)   $274,728  $(170,006)

Amortization expense related to intangible assets amounted to $3.1 million and $2.8 million for the second quarter of 2003 and 2002, respectively, and $6.2 million and $5.6 million for the six months ended June 30, 2003 and 2002, respectively. Estimated amortization expense as of June 30, 2003 for the next five fiscal years is as follows: $12.3 million (2003), $11.7 million (2004), $10.8 million (2005), $10.5 million (2006) and $10.4 million
(2007).

Goodwill by reportable segment is as follows:

                                 (Unaudited)
(In thousands)                     June 30,      December 31,
                                     2003            2002
Polymer Products
    Polymer Additives             $ 266,112      $  266,105
    Polymers                         17,299          17,299
    Polymer Processing Equipment     33,110          31,870
                                    316,521         315,274
Specialty Products
    OrganoSilicones                 213,980         213,980
    Crop Protection                  55,614          55,379
                                    269,594         269,359
        Total                     $ 586,115      $  584,633

In accordance with FASB Statement No. 142, "Goodwill and Other Intangible Assets," the Company has elected to perform its annual goodwill impairment procedures for all of its reporting units as of July 31 of each year, or sooner, if events or circumstances change that could reduce the fair value of a reporting unit below its carrying value. The Company is currently in the process of performing these impairment procedures.

COMMON STOCK

The Company is authorized to issue 500 million shares of $.01 par value common stock. There were 119,152,254 common shares issued at June 30, 2003 and December 31, 2002, of which 7,960,536 and 5,297,885 shares were held as treasury stock at June 30, 2003 and December 31, 2002, respectively.

Upon maturity of the Company's equity option contract in May
2003, the Company purchased the underlying 3,200,000 shares of its common stock at a price of $6.90 per share. During the first half of 2003, the Company issued 537,349 treasury shares, primarily pursuant to its incentive programs.

EARNINGS (LOSS) PER COMMON SHARE

The computation of basic earnings (loss) per common share is based on the weighted average number of common shares outstanding. The computation of diluted earnings (loss) per common share is based on the weighted average number of common and common equivalent shares outstanding. The computation of diluted earnings (loss) per common share equals the basic earnings (loss) per common share for all periods presented since common stock equivalents were antidilutive. Common stock equivalents amounted to 146,500 and 2,438,698 for the second quarter ended 2003 and 2002, respectively, and 165,596 and 2,482,899 for the six months ended June 30, 2003 and 2002, respectively.

The following is a reconciliation of the shares used in the computations:

(In thousands)              Second quarter ended   Six months ended
                              2003       2002       2003      2002

Weighted average common
  shares outstanding         112,639   113,512    113,389   113,394
Effect of dilutive stock
  options and other
  equivalents                      -         -          -         -
Weighted average common shares
  adjusted for dilution      112,639   113,512    113,389   113,394


COMPREHENSIVE INCOME (LOSS)

An analysis of the Company's comprehensive income (loss) is as follows:

(In thousands)              Second quarter ended   Six months ended
                              2003       2002       2003      2002

Net loss                    $ (9,110)  $ (6,294)  $(3,264) $(298,520)
Other comprehensive
  income (expense):
  Foreign currency translation
    adjustments               47,046     40,311    82,437     30,641
  Minimum pension liability
    adjustments                3,254          -     3,254          -
  Change in fair value of
    derivatives                3,616     (1,514)    2,815      5,469
  Other                            -         (7)      100         72
Comprehensive income (loss) $ 44,806   $ 32,496   $85,342  $(262,338)

The components of accumulated other comprehensive loss at June
30, 2003 and December 31, 2002 are as follows:

                                        (Unaudited)
                                          June 30,     December 31,
(In thousands)                              2003           2002

Foreign currency translation
  adjustments                            $   6,604     $ (75,833)
Minimum pension liability adjustment (114,612) (117,866) Change in fair value of derivatives
   and other                                (3,812)       (6,727)
Accumulated other comprehensive loss     $(111,820)    $(200,426)


STOCK-BASED COMPENSATION

As permitted under FASB Statements No. 123, "Accounting for Stock-Based Compensation" and No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company elected to continue its historical method of accounting for stock-based compensation in accordance with APB 25, "Accounting for Stock Issued to Employees." Under APB 25, compensation expense for fixed plans is recognized based on the difference between the exercise price and the stock price on the date of grant. Since the Company's fixed plan awards have been granted with an exercise price equal to the stock price on the date of grant, no compensation expense has been recognized in the statement of operations for these awards. However, compensation expense has been recognized for the restricted awards under the Company's long-term incentive programs in accordance with the provisions of APB 25, which would be unchanged under FASB Statements No. 123 and No. 148. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statements No. 123 and No. 148 to all stock-based employee compensation awards.

                         Second quarter ended  Six months ended
(In thousands,
  except per share data)   2003      2002      2003      2002

Net loss, as reported  $ (9,110)   $(6,294)  $(3,264) $(298,520)
Add: Stock-based
     employee
     compensation
     expense included
     in net loss, net
     of tax                (237)     1,468       317      2,936
Deduct: Total stock-based employee
     compensation
     determined under
     fair value based
     accounting method
     for all awards,
     net of tax            (874)    (3,552)   (2,941)    (7,311)
Pro forma net loss     $(10,221)   $(8,378)  $(5,888) $(302,895)



Loss per share:
    Basic and diluted
    - as reported      $  (0.08)   $ (0.06)  $ (0.03) $  (2.63)
    Basic and diluted
    - pro forma        $  (0.09)   $ (0.07)  $ (0.05) $  (2.67)


ASSET RETIREMENT OBLIGATIONS

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 requires companies to record a liability for asset retirement obligations in the period in which a legal obligation is created. Such liabilities are recorded at fair value, with an offsetting increase to the carrying value of the related long-lived assets. In future periods, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Companies are also required to adjust the liability for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. Upon retirement of the long-lived asset, the Company either settles the obligation for its recorded amount or incurs a gain or loss. The provisions of Statement No. 143 are effective for fiscal years beginning after June 15, 2002. Effective January 1, 2003, the Company adopted the provisions of Statement No. 143.
As a result of the implementation of this Statement, the Company recorded an after-tax charge of $0.4 million ($0.7 million pre-tax) as a cumulative effect of accounting change. The Company's asset retirement obligations are primarily the result of the legal obligation to remove leasehold improvements upon termination of leases at several of the Company's facilities. Such obligations have been recorded at fair value, which the Company estimated by discounting projected cash flows using a rate of 8.5%. The depreciation and accretion expenses recorded for the second quarter and six months ended June 30, 2003 were not significant.

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

The Company used interest rate swap contracts, which expired in July 2003, as cash flow hedges to convert its $62.5 million Euro denominated variable rate debt to fixed rate debt. Each interest rate swap contract was designated with the principal balance and the term of the specific debt obligation. These contracts involved the exchange of interest payments over the life of the contract without an exchange of the notional amount upon which the payments were based. The differential to be paid or received as interest rates change was recognized as an adjustment to interest expense. The fair value of these contracts included in AOCL at June 30, 2003 was $23,000.

The Company also had equity option contracts covering 3.2 million shares of the Company's common stock to hedge the expense variability associated with its obligations under its long-term incentive plans. In February 2003, the Company settled its existing equity option contracts for $35.1 million, of which $33.8 million had been included in accrued expenses at December 31, 2002, and entered into a new equity option contract. The new contract consisted of a sold put option contract with a strike price of $5.66 and a purchased call option contract with a strike price of $5.75. The Company had designated a portion of the equity option contract as a cash flow hedge of the risk associated with the unvested, unpaid awards under its long-term incentive plans (LTIP). Changes in market value related to the portion of the option contracts designated and effective as hedges were recorded as a component of AOCL. The amount included in AOCL was subject to changes in the stock price and was being amortized ratably to selling, general and administrative expense (SG&A) over the remaining service periods of the hedged LTIP. Changes in market value related to the remaining portion of the option contracts were recognized in SG&A. During the quarter, the Company determined that one of its LTIP programs was not achievable and accordingly amortized $3 million from AOCL to SG&A, which represented the unamortized balance of the deferred loss on the portion of the option contract that related to this plan. On May 11, 2003 the contract expired and resulted in a favorable net cash settlement of $3.7 million. As of June 30, 2003, all of the deferred losses relating to this contract had been amortized to SG&A.

The following table summarizes the (gains)/losses resulting from changes in the market value of the Company's fair value and cash flow hedging instruments and the amortization of (gains)/losses related to certain cash flow hedges for the quarter and six months ended June 30, 2003 and 2002.

                           Second quarter ended   Six Months Ended
(In thousands)               2003       2002       2003      2002

Fair value hedges
  (in other income,
   net)                    $     7    $    10    $   (70)  $    64

Cash flow hedges
  (in AOCL):
  Balance at beginning
  of period                $ 3,639    $(4,437)   $ 2,838   $ 2,546
   Interest rate swap
     contracts                (636)       438       (860)      (24)
   Japanese yen forward
     contracts                   -        790          -       410
   Equity option
     contracts-change
     in market value          (487)      (708)     1,836    (8,740)
   Equity option contracts-
     amortization of gain/
     (loss) to SG&A         (2,493)       994     (3,791)    2,885
  Balance at end of period $    23    $(2,923)   $    23   $(2,923)


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

With respect to rubber chemicals, the Company has held preliminary discussions with the DOJ regarding a possible resolution of the criminal investigations. At this time, the Company cannot predict the outcome of those discussions, including the timing or the terms of any agreement with the DOJ or the amount of any fines that may be imposed. Moreover, at this time, the Company cannot determine the extent to which criminal or civil fines or other sanctions might be imposed by the other Governmental Authorities. The Company has met and is continuing to meet with the Governmental Authorities in an attempt to resolve all matters relating to the investigations.

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

The resolution of any possible antitrust violations against the Company and certain of its subsidiaries and the resolution of any civil claims now pending or hereafter asserted against them may have a material adverse effect on the Company's financial condition, results of operations and prospects. No assurances can be given regarding the outcome or timing of these matters. The Company has incurred antitrust investigation costs of $6.3 million (pre-tax) through December 31, 2002 and, since such date, $20.9 million (pre-tax) through June 30, 2003. The Company expects to continue to incur substantial costs until all antitrust investigations are concluded and civil claims are resolved.

Civil Lawsuits

Federal Antitrust Class Actions.
The Company, individually or together with certain of its subsidiaries and other companies, has been named as a defendant in certain direct purchaser class action lawsuits filed in federal courts during the period from late March, 2003 through July 31, 2003 involving the sale of rubber chemicals, EPDM and plastic additives, including heat stabilizers, impact modifiers and processing aids. With respect to rubber chemicals, the Company, its subsidiary Uniroyal Chemical Company, Inc. and other companies have been named as defendants in seven class action lawsuits, all of which were filed in California, by plaintiffs on behalf of themselves and a class consisting of all individuals and entities who purchased rubber chemicals in the United States directly from the defendants, their predecessors or their controlled subsidiaries during various periods, with the earliest period commencing on January 1, 1994. With respect to EPDM, the Company, individually or together with Uniroyal Chemical Company, Inc. and other companies, has been named as a defendant in eleven pending class action lawsuits filed in California, Connecticut, New Jersey and New York, by plaintiffs on behalf of themselves and a class consisting of all individuals and entities who purchased EPDM in the United States directly from the defendants, their alleged co-conspirators, predecessors or controlled subsidiaries during various periods with the earliest period commencing on January 1, 1994. A motion for transfer and consolidation of these cases is pending before the Multidistrict Litigation Panel. With respect to plastic additives, the Company and other companies have been named as defendants in seven class action lawsuits, all of which were filed in Pennsylvania, by plaintiffs on behalf of themselves and a class consisting of all individuals and entities who purchased plastic additives in the United States directly from the defendants, predecessors or controlled subsidiaries during various periods with the earliest period commencing on January 1, 1985.

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

State Antitrust Class Actions.
With respect to rubber chemicals, the Company and certain of its subsidiaries along with other companies, have been named as defendants in nineteen pending putative indirect purchaser class action lawsuits filed during the period from October, 2002 through December, 2002 in state courts in sixteen states and in the District of Columbia. The putative class in each of the actions comprises all persons within each of the applicable states and the District of Columbia who purchased tires other than for resale that were manufactured using rubber processing chemicals sold by the defendants since 1994. The complaints principally allege that the defendants agreed to fix, raise, stabilize and maintain the price of rubber processing chemicals used as part of the tire manufacturing process in violation of state antitrust and consumer protection laws and that this illegal conspiracy caused injury to individuals who paid more to purchase tires as a result of such anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, interest and attorneys' fees and costs. The Company and its defendant subsidiaries have filed motions to dismiss on substantive and personal jurisdictional grounds or answers with respect to each of these actions.

With respect to EPDM, the Company has been named as a defendant in three indirect purchaser class action lawsuits, filed during the period from April, 2003 through May, 2003 in California. The putative class in each of the actions comprises all persons or entities in California who indirectly purchased EPDM during various periods with the earliest period commencing on January 1, 1994. The complaints principally allege that the Company conspired to fix, raise, stabilize and maintain the price of EPDM and allocate markets and customers in the United States and California in violation of California's Cartwright Act and Unfair Competition Act and that this illegal conspiracy caused injury to purchasers who paid more to purchase, indirectly, EPDM as a result of such anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, costs (including attorneys' fees) and disgorgement of profit.

With respect to plastic additives, the Company and other companies have been named as defendants in a direct purchaser class action lawsuit, filed on April 8, 2003 in Ohio, by a plaintiff on behalf of itself and a class consisting of all individuals and entities that purchased polyvinyl chloride ("PVC") modifiers directly from the defendants in Ohio since 1999. The complaint principally alleges that the defendants and co-conspirators agreed to fix, raise, stabilize and maintain the price of PVC modifiers in violation of Ohio's Valentine Act and that this illegal conspiracy caused injury to purchasers who paid more to purchase PVC modifiers as a result of such anticompetitive activities. The plaintiff seeks, among other things, treble damages of an unspecified amount, costs (including attorneys' fees) and injunctive relief preventing the defendants from continuing the unlawful activities alleged in the complaint. The Company has filed joint motions to dismiss with respect to this action.

Federal Securities Class Actions.
The Company and certain of its officers and directors have been named as defendants in two securities class action lawsuits, filed during the period from July 18, 2003 to July 31, 2003 in California and Connecticut by plaintiffs on behalf of themselves and a class consisting of all purchasers of the Company's stock during the period from October 26, 1998 through October 8, 2002. The complaints principally allege that the defendants caused the Company's shares to trade at artificially inflated levels through the issuance of false and misleading financial statements in violation of federal securities laws by inflating profits as a result of engaging in an illegal price-fixing conspiracy with respect to rubber chemicals, and that this wrongful conduct caused injury to the plaintiffs who paid artificially inflated prices in connection with their purchase of the Company's publicly traded securities. The plaintiffs seek, among other things, damages of unspecified amounts, interest and attorneys' fees and costs.

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

DISCONTINUED OPERATIONS

On April 24, 2003, the Company entered into an agreement to sell certain assets and assign certain liabilities of the OrganoSilicones business unit to the Specialty Materials division of General Electric Company (GE) and to acquire GE's Specialty Chemicals business. The transaction closed on July 31, 2003 and the Company received $633 million in cash and acquired the GE Specialty Chemicals business with an agreed-upon value of $160 million. The Company expects to receive an additional $12 million of cash proceeds upon the transfer of certain foreign assets. In addition, the Company will receive contingent quarterly payments for three years after the closing date based on the combined performance of GE's existing Silicones business and the OrganoSilicones business that GE acquired from the Company. The total of such payments will be a minimum of $105 million and a maximum of $250 million. The Company has used proceeds from this transaction to reduce indebtedness. On July 31, 2003, the Company reduced the borrowings under its domestic credit facility to zero and in August of 2003, the Company repurchased $250 million of its 8.5% notes and paid down $62.5 million of its EURIBOR based bank loans.

The agreement contemplates the sale of assets and assignment of liabilities with estimated carrying amounts as follows:

(In thousands)                    June 30,      December 31,
                                    2003           2002

Inventory                        $ 107,843      $ 106,560
Other current assets                 2,292          3,798
Property, plant and
  equipment, net                   239,069        246,554
Other assets                        33,893         35,975
     Total assets held for sale  $ 383,097      $ 392,887




(In thousands)                    June 30,      December 31,
                                    2003           2002

Notes payable                    $   3,454      $   2,033
Accounts payable and accrued
  expenses                          12,255         14,671
Long-term debt                       7,946          8,698
Other liabilities                    4,526          3,871
     Total liabilities held
       for sale                  $  28,181      $  29,273


The revenues, operating profit and pre-tax earnings from discontinued operations for all periods presented are as follows:

(In thousands)          Second quarter ended     Six months ended
                          2003        2002       2003        2002

Net sales               $ 113,346  $ 118,245    $ 231,125  $ 232,001

Pre-tax earnings from
   discontinued
   operations           $  13,797  $  13,197    $  31,179  $  23,454
Income taxes               (3,505)    (2,637)      (7,922)    (4,686)
Earnings from
   discontinued
   operations           $  10,292  $  10,560    $  23,257  $  18,768

The consideration that the Company will receive is subject to adjustment based on the change in certain net assets of the OrganoSilicones business unit and the GE Specialty Chemicals business between December 31, 2002 and the closing date. In addition, within 90 days following closing, the Company will reimburse GE for retained accounts receivable less retained accounts payable and accrued liabilities (estimated to be $21.0 million). The Company expects to write off certain other assets associated with the OrganoSilicones business unit, principally goodwill, with carrying amounts of approximately $222.2 million and $223.1 million at June 30, 2003 and December 31, 2002, respectively. For additional information regarding the terms of the transaction, refer to the Purchase and Exchange Agreement by and between the Company and GE, which was filed with the Securities and Exchange Commission on Form 8-K dated April 25, 2003.


BUSINESS SEGMENT DATA

The Company evaluates a segment's performance based on several factors, of which a primary measure is operating profit. In computing operating profit (loss) by segment, the following items have not been deducted: (1) general corporate expense, (2) amortization, (3) unabsorbed overhead expense from discontinued operations (4) facility closures, severance and related costs, and (5) antitrust legal costs. As these cost items are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance, they have been excluded from the Company's presentation of segment operating profit. General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis, including amortization expense. These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses related to executives and corporate managers. Unabsorbed overhead expense from discontinued operations represents corporate costs that were previously allocated to the OrganoSilicones business unit. Facility closures, severance and related costs are costs related to the Company's cost reduction initiative that began in 2001 and the relocation of the corporate headquarters that began in 2002. Such costs are primarily for severance and related costs and other facility closure costs. The antitrust legal costs are primarily for legal costs associated with antitrust investigations and related civil lawsuits.

(In thousands)           Second quarter ended      Six months ended
                          2003          2002       2003        2002
Net Sales

Polymer Products
  Polymer Additives      $ 294,562  $ 287,676 $  596,136  $  554,911
  Polymers                  70,282     72,475    138,465     139,955
  Polymer Processing
    Equipment               40,640     44,652     81,748      94,457
  Eliminations              (3,523)    (3,971)    (7,176)     (7,290)
                           401,961    400,832    809,173     782,033

Specialty Products
  Crop Protection           71,581     70,538    131,961     123,010
  Other                     59,359    100,119    123,739     197,528
                           130,940    170,657    255,700     320,538

  Total net sales        $ 532,901  $ 571,489 $1,064,873  $1,102,571


Operating Profit

Polymer Products
  Polymer Additives      $   6,914  $  24,324 $   20,427  $   35,955
  Polymers                   4,875     12,432     14,149      21,081
  Polymer Processing
    Equipment                  982     (2,700)     2,060      (2,620)
                            12,771     34,056     36,636      54,416

Specialty Products
  Crop Protection           14,203     20,615     33,854      35,085
  Other                       (605)     2,130       (157)      5,611
                            13,598     22,745     33,697      40,696

General corporate expense,
   including amortization   (6,172)   (11,809)   (21,381)    (24,142)
Unabsorbed overhead expense
   from discontinued
   operations               (4,567)    (3,464)    (7,216)     (6,234)
Facility closures,
   severance and
   related costs            (2,686)    (6,380)    (3,505)     (6,380)
Antitrust legal costs      (12,386)         -    (20,875)          -

  Total operating profit $     558  $  35,148 $   17,356 $    58,356





             Independent Accountants' Review Report

The Board of Directors and Stockholders
Crompton Corporation

We have reviewed the condensed consolidated balance sheet of Crompton Corporation and subsidiaries (the Company) as of June 30, 2003, the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2003 and 2002, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Crompton Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/KPMG LLP
   KPMG LLP
Stamford, Connecticut
July 30, 2003


ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


SECOND QUARTER RESULTS

Overview

Consolidated net sales of $532.9 million for the second quarter of 2003 decreased 7% from $571.5 million for the comparable period of 2002. The decrease was primarily a result of the divestiture of the industrial specialties business unit in June 2002. In addition, favorable foreign currency translation of 5% was offset by decreased unit volume of 4%. International sales, including U.S. exports, were 50% of total sales, up from 46% for the second quarter of 2002. The increase was primarily due to the strengthening of the Euro versus the U.S. dollar. For further discussion of sales, see the following discussion of segment results.

The net loss for the second quarter of 2003 was $9.1 million, or $0.08 per share, as compared to a net loss of $6.3 million, or $0.06 per share in the second quarter of 2002. The net loss included earnings from discontinued operations of $10.3 million for the second quarter of 2003 as compared to earnings of $10.6 million for the comparable period of 2002. The loss from continuing operations of $19.4 million, or $0.17 per share, compared to a loss of $16.9 million, or $0.15 per share, for the second quarter of 2002. The loss from continuing operations for the second quarter of 2003 included pre-tax charges of $12.4 million for antitrust legal costs and $2.7 million for facility closures, severance and related costs. The loss from continuing operations for the second quarter of 2002 included pre-tax charges of $34.7 million for the loss on the sale of the industrial specialties business unit and $6.4 million for facility closures, severance and related costs. The second quarter losses from continuing operations for 2003 and 2002 also included pre-tax overhead expenses previously absorbed by the OrganoSilicones business unit of $4.6 million and $3.5 million, respectively.

Gross profit as a percentage of sales was 25.9% for the second quarter of 2003 as compared to 30.3% for the second quarter of 2002. Gross profit decreased by $35.1 million primarily due to increased raw material and energy costs of $18.2 million, unfavorable unit volume/mix of $10.9 million, the divestiture of the industrial specialties business unit in June 2002 of $10.9 million and an unfavorable impact of $5.4 million from higher environmental costs and the absence of prior year vendor settlement credits (primarily polymer additives and crop protection), offset in part by reduced manufacturing costs attributable to cost saving initiatives of $5.6 million and favorable foreign currency translation of $5.1 million. The reporting segments which were most adversely affected by the increased raw material and energy costs were polymer additives and polymers, while the largest reductions in unit volume/mix were reported in crop protection, polymer additives and polymer processing equipment. The unit volume impact on polymer processing equipment was essentially offset by favorable selling prices. All segments, particularly polymer additives, benefited from cost reduction initiatives and favorable foreign currency translation.

In addition to reporting depreciation and amortization on a separate line in the statement of operations, the gross profit of the Company may not be comparable to those of other entities since certain companies include shipping and handling expenses in cost of products sold, while other companies, including Crompton Corporation, include such expenses in selling, general and administrative expenses. The amounts of such costs included in selling, general and administrative expenses by the Company were $21.3 million and $18.5 million for the second quarters of 2003 and 2002, respectively.

Operating profit for the second quarter of 2003 of $0.6 million compared to operating profit of $35.1 million for the comparable period of 2002. The $34.6 million decrease was primarily due to lower gross profit of $35.1 million and antitrust legal costs of $12.4 million, offset in part primarily by lower selling, general and administrative costs of $5.6 million and lower facility closures, severance and related costs of $3.7 million.

Polymer Products

Polymer additives sales of $294.6 million were up 2% from the prior year due to favorable foreign currency translation of 5%, offset in part by a decline in unit volume of 2% and lower selling prices of 1%. Plastic additives sales increased 5% due mainly to favorable foreign currency translation. Urethane and petroleum additives sales rose 11% and 7%, respectively, due primarily to favorable foreign currency translation and increased demand. Rubber additives sales declined 15% mainly as a result of lower selling prices and reduced unit volume. Operating profit of $6.9 million was down 72% from the prior year due primarily to higher raw material costs, an unfavorable sales mix, lower selling prices, an environmental charge of $1.3 million and the absence of a prior year vendor settlement credit of $1.2 million.

Polymers sales of $70.3 million were down 3% from the second quarter of 2002 as a result of lower selling prices of 5% and reduced unit volume of 1%, partially offset by favorable foreign currency translation of 3%. EPDM sales declined 2% mainly as a result of the negative impact of industry overcapacity on selling prices, offset in part by higher unit volume and favorable foreign currency translation. Urethanes sales were down 4% due mainly to reduced demand, partially offset by favorable foreign currency translation. Operating profit of $4.9 million was down 61% from the prior year mainly as a result of lower EPDM selling prices, higher raw material costs and reduced unit volume in urethanes.

Polymer processing equipment sales of $40.6 million were down 9% from the prior year due to reduced demand for capital equipment, offset in part by an improvement in selling prices of 5% and favorable foreign currency translation of 5%. Operating profit of $1.0 million was up $3.7 million from the prior year due primarily to lower operating expenses and favorable selling prices, partially offset by lower unit volume. The backlog at the end of June 2003 was $75 million, down $1 million from the end of 2002.

Specialty Products

Crop protection sales of $71.6 million were up 1% from the prior year due to favorable foreign currency translation of 5%, offset by a decline in unit volume of 4%. Operating profit of $14.2 million was down 31% from the second quarter of 2002 mainly as a result of lower unit volume, an unfavorable sales mix resulting from increased sales of resale products and the absence of a prior year vendor settlement credit of $1.6 million.

Other sales of $59.4 million were down 41% from the prior year due mainly to the divestment of the industrial specialties business in June 2002. Refined products sales were up 2% as higher selling prices and favorable foreign currency translation more than offset lower unit volume. The operating loss of $0.6 million was unfavorable versus the prior year by $2.7 million due primarily to the divestiture of the industrial specialties business and increased environmental-related expenses of $2.6 million, partially offset by higher selling prices.

Discontinued Operations

Sales included in discontinued operations of $113.3 million were down 4% from the prior year due to a decline in selling prices of 6% and lower unit volume of 4%, offset in part by favorable foreign currency translation of 6%. Earnings from discontinued operations of $10.3 million (net of income taxes of $3.5 million) were 3% lower than the prior year of $10.6 million (net of income taxes of $2.6 million), mainly as a result of reduced selling prices and lower unit volume, partially offset by lower operating expenses and the absence of a prior year pre-tax charge for facility closures, severance and related costs of $2.9 million.

General Corporate Expense

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis, including amortization expense. These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses related to executives and corporate managers. General corporate expense of $6.2 million decreased $5.6 million from the second quarter of 2002 due primarily to a gain on the Company's equity derivative contract of $5.2 million that matured in May, 2003.

Unabsorbed Overhead Expense from Discontinued Operations

Unabsorbed overhead expense from discontinued operations represents corporate costs which were previously absorbed by the OrganoSilicones business unit.

Other

Selling, general and administrative expenses of $84.8 million decreased 6% versus the second quarter of 2002. The decrease was primarily due to a gain on the Company's equity derivative contract of $5.2 million and the elimination of expenses related to the divested industrial specialties business unit of $5.3 million, partially offset by unfavorable foreign currency translation of approximately $4 million. Depreciation and amortization of $27.4 million decreased 6% primarily due to reduced depreciation expense related to the divested industrial specialties business unit. Research and development costs of $12.7 million decreased 12% due primarily to the divested industrial specialties business unit. Equity income increased $0.2 million to $2.2 million mainly due to increased earnings associated with the Gustafson seed treatment joint venture.

Facility closures, severance and related costs were $2.7 million as compared to $6.4 million in the second quarter of 2002. These costs were primarily for severance and were the result of the cost reduction initiative that began in 2001 and the relocation of the Company's corporate headquarters that began in 2002.

The Company incurred antitrust legal costs of $12.4 million during the second quarter of 2003 and did not incur any antitrust legal costs for the comparable period of 2002. Such costs were primarily for legal costs associated with antitrust investigations and related civil lawsuits.

Interest expense decreased 2% primarily due to a decrease in interest rates on the Company's borrowings.

Other expense, net, of $3.8 million for the second quarter of 2003 decreased from $38.9 million for the comparable period of 2002. The decrease is primarily a result of the $34.7 million loss reported in 2002 for the sale of the industrial specialties business unit.

The effective income tax benefit rate decreased to 33% from 44% in the comparable quarter of 2002 primarily due to differences in the relative mix of earnings and losses among the various jurisdictions in which the Company operates.

YEAR-TO-DATE RESULTS

Overview

Consolidated net sales of $1,064.9 million for the first six months of 2003 decreased 3% from $1,102.6 million for the comparable period of 2002. The decrease was primarily a result of the divestiture of the industrial specialties business unit in June 2002 of 7% and lower selling prices of 1%, partially offset by favorable foreign currency translation of 5%. International sales, including U.S. exports, were 50% of total sales, up from 46% for the first six months of 2002. The increase was primarily due to the strengthening of the Euro versus the U.S. dollar. For further discussion of sales, see the following discussion of segment results.

The net loss for the first six months of 2003 was $3.3 million, or $0.03 per share, as compared to a net loss of $298.5 million, or $2.63 per share for the first six months of 2002. The net loss included earnings from discontinued operations of $23.3 million and $18.8 million for the first six months of 2003 and 2002, respectively. The net loss for the first six months of 2003 also included a cumulative effect of accounting change of $0.4 million, related to the implementation of FASB Statement No. 143, "Asset Retirement Obligations" and the first six months of 2002 also included a cumulative effect of accounting change for the impairment of goodwill of $299 million. The loss from continuing operations of $26.1 million, or $0.23 per share, compared to a loss of $18.3 million, or $0.16 per share, for the first half of 2002. The loss from continuing operations for the first six months of 2003 included pre-tax charges of $20.9 million for antitrust legal costs and $3.5 million for facility closures, severance and related costs. The loss from continuing operations for the first six months of 2002 included pre-tax charges of $34.7 million for the loss on the sale of the industrial specialties business unit and $6.4 million for facility closures, severance and related costs. The losses from continuing operations for the first six months of 2003 and 2002 also included pre-tax overhead expenses previously absorbed by the OrganoSilicones business unit of $7.2 million and $6.2 million, respectively.

Gross profit as a percentage of sales was 26.8% for the first six months of 2003 as compared to 29.4% for the first six months of 2002. Gross profit decreased by $39.1 million primarily due to an increase in raw material and energy costs of $28.4 million, the divestiture of the industrial specialties business unit in June 2002 of $21.3 million, lower selling prices of $7.8 million, an unfavorable unit volume/mix of $4.9 million and an unfavorable impact of $5.4 million from higher environmental costs and the absence of prior year vendor settlement credits (primarily polymer additives and crop protection). These negative factors were offset in part by favorable foreign currency translation of $11.3 million, savings attributable to cost reduction initiatives of $9.6 million and reduced manufacturing costs due to increased plant throughput of $12.4 million. The business segments most adversely affected by the increased raw material and energy costs, and benefits resulting from higher plant throughput were polymer additives, polymers and the refined products portion of other. The polymer additives and polymers segments contributed equally to the reduction in selling prices, offset in part by improvements in the refined products portion of other and polymer processing equipment. The impact of favorable foreign currency and cost reductions from savings initiatives benefited all the segments, particularly polymer additives.

In addition to reporting depreciation and amortization on a separate line in the statement of operations, the gross profit of the Company may not be comparable to those of other entities since certain companies include shipping and handling expenses in cost of products sold, while other companies, including Crompton corporation, include such expenses in selling, general and administrative expenses. The amounts of such costs included in selling, general and administrative expenses by the Company were $39.4 million and $36.9 million for the first six months of 2003 and 2002, respectively.

Operating profit for the first six months of 2003 of $17.4 million compared to an operating profit of $58.4 million for the comparable period of 2002. The $41.0 million decrease is primarily a result of a decrease in gross profit of $39.1 million and antitrust legal costs of $20.9 million, partially offset by lower selling, general and administrative expenses of $5.4 million, reduced depreciation and amortization of $4.2 million, increased equity income of $3.6 million, lower research and development costs of $2.9 million, and lower facility closures, severance and related costs of $2.9 million.

Polymer Products

Polymer additives sales of $596.1 million were up 7% from the prior year as a result of favorable foreign currency translation of 5% and higher unit volume of 3%, offset in part by lower selling prices of 1%. Plastic, urethane and petroleum additives sales rose 11%, 15% and 6%, respectively, due primarily to favorable foreign currency translation and higher unit volume. Rubber additives sales were down 6% due mainly to lower selling prices, partially offset by favorable foreign currency translation. Operating profit of $20.4 million was down 43% from the prior year due primarily to higher raw material costs, lower selling prices, an environmental charge of $1.3 million and the absence of a prior year vendor settlement credit of $1.2 million, offset in part by the impact of increased unit volume.

Polymers sales of $138.5 million were down 1% from the prior year due to lower selling prices of 5%, partially offset by favorable foreign currency translation of 3% and increased unit volume of 1%. EPDM sales declined 5% due mainly to lower selling prices resulting from industry overcapacity, offset in part by increased demand and favorable foreign currency translation. Urethanes sales were up 3% due primarily to favorable foreign currency translation. Operating profit of $14.1 million declined 33% from the comparable period of the prior year due mainly to lower EPDM selling prices and higher raw material costs, partially offset by the absence of unfavorable prior year variances attributable to reduced plant throughput.

Polymer processing equipment sales of $81.7 million were down 13% from the prior year due to depressed demand for capital equipment, offset in part by favorable foreign currency translation of 5% and improved selling prices of 3%. Operating profit of $2.1 million was up $4.7 million over the first six months of the prior year due mainly to lower operating expenses and improved selling prices, partially offset by lower unit volume.

Specialty Products

Crop protection sales of $132.0 million were up 7% from the prior year due to favorable foreign currency translation of 5% and increased unit volume of 2%. Operating profit of $33.9 million was down 4% from the prior year mainly as a result of a prior year vendor settlement credit of $1.6 million and an unfavorable sales mix, offset in part by higher joint venture equity income of $3.5 million and the impact of increased unit volume.

Other sales of $123.7 million were down 37% from the prior year due primarily to the June 2002 divestiture of the industrial specialties business. Sales of the remaining refined products business rose 7% due mainly to favorable foreign currency translation and increased selling prices. The operating loss of $0.2 million was unfavorable compared to the prior year by $5.8 million, with $3.4 million of the decline being attributable to the divestiture of the industrial specialties business unit and the remainder due mainly to higher raw material costs and increased environmental-related expenses of $3.3 million, offset in part by increased selling prices.

Discontinued Operations

Sales included in discontinued operations of $231.1 million were 0.4% lower than the prior year as a decline in selling prices of 6% and lower unit volume of 1% was almost entirely offset by favorable foreign currency translation. Earnings from discontinued operations of $23.3 million (net of income taxes of $7.9 million) were 24% higher than the prior year of $18.8 million (net of income taxes of $4.7 million), due mainly to lower operating expenses and the absence of a prior year pre-tax charge for facility closures, severance and related costs of $2.9 million, partially offset by lower selling prices.

General Corporate Expense

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis, including amortization expense. These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses related to executives and corporate managers. The decrease for the first six months of 2003 versus the comparable period of 2002 of $2.8 million was primarily due to decreased expenses related to the Company's long-term incentive plans.

Unabsorbed Overhead Expense from Discontinued Operations

Unabsorbed overhead expense from discontinued operations represents corporate costs which were previously absorbed by the OrganoSilicones business unit.

Other

Selling, general and administrative expenses of $172.1 million decreased 3% versus the first six months of 2002. The decrease was primarily due to the elimination of expenses related to the divested industrial specialties business unit of $10.8 million and cost savings of $4.9 million, partially offset by unfavorable foreign currency translation of approximately $9 million. Depreciation and amortization of $54.5 million decreased 7% primarily due to reduced depreciation expense related to the divested industrial specialties business unit. Research and development costs of $24.8 million decreased 10% due primarily to the divestiture of the industrial specialties business unit. Equity income increased $3.6 million to $7.8 million mainly due to increased earnings associated with the Gustafson seed treatment joint venture.

Facility closures, severance and related costs were $3.5 million as compared to $6.4 million for the first six months of 2002. These costs were primarily for severance and were the result of the cost reduction initiative that began in 2001 and the relocation of the Company's corporate headquarters that began in 2002.

The Company incurred antitrust legal costs of $20.9 million for the first six months of 2003 and did not incur any antitrust investigation costs for the comparable period of 2002. Such costs were primarily for legal costs associated with antitrust investigations and related civil lawsuits.

Interest expense was unchanged for the first six months of 2003 as compared to the first six months of 2002.

Other expense, net, of $4.0 million for the first six months of 2003 decreased from $37.4 million for the comparable period in 2002. The decrease is primarily a result of the $34.7 million loss reported in 2002 for the sale of the industrial specialties business unit.

The effective income tax benefit rate decreased to 33% from 41% for the comparable period of 2002 primarily due to differences in the relative mix of earnings and losses among the various jurisdictions in which the Company operates.


LIQUIDITY AND CAPITAL RESOURCES

On April 24, 2003, the Company entered into an agreement to sell its OrganoSilicones business unit to a division of General Electric Company (GE) and to acquire GE's Specialty Chemicals business. The transaction closed on July 31, 2003, and the Company received $633 million in cash and acquired the GE Specialty Chemicals business with an agreed upon value of $160 million. The Company expects to receive an additional $12 million of cash proceeds upon the transfer of certain foreign assets. In addition, the Company will receive contingent quarterly payments for three years after the closing date. The total of such payments will be a minimum of $105 million and a maximum of $250 million. The Company has used proceeds from this transaction to reduce indebtedness. On July 31, 2003, the Company reduced the borrowings under its domestic credit facility to zero and in August of 2003, the Company repurchased $250 million of its 8.5% notes and paid down $62.5 million of its EURIBOR based bank loans. For more information, see the Discontinued Operations footnote included in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

The June 30, 2003 working capital balance of $443 million increased $77 million from the year-end 2002 balance of $366 million, and the current ratio increased to 1.7 from 1.5. The increases in working capital and the current ratio were primarily due to increases in accounts receivable and inventories and decreases in accounts payable, accrued expenses and income taxes payable, partially offset by a decrease in other current assets. Average days sales in receivables from continuing operations increased to 26 days for the first six months of 2003, versus 23 days for the first six months of 2002. Excluding the accounts receivable securitization programs, average days sales in receivables from continuing operations decreased slightly to 64 days for the first six months of 2003, versus 65 days for the first six months of 2002. Average inventory turnover from continuing operations of 4.1 was unchanged from the same period of 2002.

Net cash provided by operations of $31.1 million decreased $101.4 million from $132.6 million net cash provided by operations for the first six months of 2002. The decrease was primarily the result of a decrease in earnings after adjustment in 2002 for the loss on the sale of a business unit and the cumulative effect of accounting change, a smaller increase in proceeds from accounts receivable securitization, an increase in inventory and a decrease in accounts payable as compared to 2002, and a $50 million federal income tax refund in 2002, partially offset by a decrease in accounts receivable as compared to 2002. The Company's debt to total book capital ratio decreased to 84% as of June 30, 2003 from 86% at year-end 2002. The decrease is due to an increase in stockholders' equity, partially offset by an increase in debt. The Company's future liquidity needs are expected to be financed from operations.

The Company has a five-year credit facility, which is scheduled to mature in October 2004. At June 30, 2003, borrowings available under this credit facility were $400 million. Pursuant to an amendment to the credit facility agreement dated June 26, 2003, available borrowings under this facility were reduced to $300 million upon completion of the sale of the OrganoSilicones business unit to GE on July 31, 2003. Borrowings on this facility are at various rate options to be determined on the date of borrowing. Borrowings under this agreement amounted to $217.8 million at June 30, 2003 and carried a weighted average interest rate of 3.6%. On April 1, 2003, the Company utilized its credit facility to repay its 6.6% notes due in 2003 of $165 million. On July 31, 2003, the Company utilized a portion of the proceeds from the transaction with GE to reduce the borrowings under the credit facility to zero. The Company is required to report to the lenders, on a quarterly basis, compliance with certain financial covenants. Under the covenants, the Company is required to maintain a leverage ratio (adjusted total debt to adjusted earnings before interest, taxes, depreciation and amortization ("Bank EBITDA"), with the adjustments to both debt and earnings being made in accordance with the terms of the revolving credit facility agreement) and an interest coverage ratio (Bank EBITDA to interest expense). The Company also provides a security interest in certain domestic personal property not to exceed 10% of consolidated net tangible assets. In connection with the June 26, 2003 amendment to the credit facility agreement, the Company's leverage ratio covenant was modified. The Company was in compliance with the financial covenants of its credit facility at June 30, 2003. The Company's five-year credit facility and the amendments thereto have been previously filed as exhibits to the Company's filings with the Securities and Exchange Commission.

In addition, the Company has an accounts receivable securitization program to sell up to $150 million of domestic accounts receivable to agent banks. As of June 30, 2003, $150 million of accounts receivable had been sold under this program. In addition, the Company's European subsidiaries have two separate programs to sell their eligible accounts receivable to agent banks. As of June 30, 2003, $102 million of international accounts receivable had been sold under these programs.

The Company has standby letters of credit and guarantees with various financial institutions. At June 30, 2003, the Company had $56.1 million of outstanding letters of credit and guarantees primarily related to its environmental remediation liabilities, insurance obligations and a potential tax exposure.

For the first six months of 2003, as a result of the Company's cost reduction initiative that began in 2001 and the relocation of the corporate headquarters that began in 2002, the Company recorded a charge for facility closures, severance and related costs of $3.5 million. This charge is primarily for severance costs for the remaining Greenwich employees who elected severance as a result of the relocation of the corporate headquarters. The Company estimates costs to complete this corporate relocation will range from $3 to $5 million in 2003 and expects the relocation to be completed by the end of the year. The Company's cost reduction initiative continues to be an ongoing program and the Company intends to continue its efforts to further reduce operating costs. The Company does not expect the future costs related to this cost reduction initiative to be significant. As of June 30, 2003, the Company had accruals of $16.3 million for severance and related costs, $3.9 million for other facility closure costs and $0.4 million for facility closure and maintenance costs related to the
Freeport facility.   The Company expects future cash payments
from these reserves to approximate $13 million in the second half of 2003, $7 million in 2004 and $0.6 million in 2005. For further information, refer to the Facility Closures, Severance and Related Costs footnote included in the Notes to Condensed Consolidated Financial Statements.

The Company expected to realize approximately $60 million of annual pre-tax cost savings as a result of the 2001 cost reduction initiative, which it achieved as of December 31, 2002. In 2002, approximately $45 million of these savings were realized in cost of products sold, $9 million in selling, general and administrative expenses (SG&A), $1 million in research and development and $2 million in depreciation expense. For the first six months of 2003, the Company realized approximately $14.5 million of additional savings, of which approximately $9.6 million was in cost of products sold and $4.9 million was in SG&A. As a result of this continuing cost reduction initiative, the Company expects to realize additional savings of approximately $8 million to $12 million for the second half of 2003, of which approximately $2 million will be in SG&A and the remainder will be in cost of products sold. The Company also expects to realize cost savings of approximately $4 million by the end of 2003 and an additional $4 million in 2004, primarily in SG&A, as a result of the relocation of its corporate headquarters. All cost savings, both estimated and actual, are reported net of any increased expenses or the impact of reduced revenues.

During the second half of 2003, the Company intends to implement a new cost reduction program to eliminate, at a minimum, the overhead expenses previously absorbed by the OrganoSilicones business unit. The Company expects to incur future costs related to this program.

Capital expenditures for the first six months of 2003 amounted to $32.7 million as compared to $36 million during the same period of 2002. The decrease is primarily due to timing with respect to certain capital spending projects. Capital expenditures are expected to approximate $85 to $100 million in 2003, primarily for the Company's replacement needs and improvement of domestic and foreign facilities.


ANTITRUST INVESTIGATION COSTS AND RELATED MATTERS

The Company and certain of its subsidiaries, together with other domestic and foreign companies, are the subject of coordinated criminal investigations being conducted by the United States Department of Justice and the Canadian Competition Bureau and a coordinated civil investigation being conducted by the European Commission with respect to possible antitrust violations relating to the sale and marketing of certain rubber processing chemicals, ethylene propylene diene monomer (EPDM) and heat stabilizers. In addition, the Company, individually or together with certain of its subsidiaries and other companies, has been named as a defendant in certain federal and state class action lawsuits involving the sale of rubber chemicals, EPDM and plastic additives, including heat stabilizers, impact modifiers and processing aids. The Company and certain of its officers and directors have also been named as defendants in certain securities class action lawsuits in connection with the Company's presentation of profits involving rubber chemicals in certain of its financial statements. The resolution of any possible antitrust violations against the Company and certain of its subsidiaries and the resolution of any civil claims now pending or hereafter asserted against them may have a material adverse effect on the Company's financial condition, results of operations and prospects. See "Part II, Item 1. Legal Proceedings" of this Form 10-Q for additional information regarding such matters.


CRITICAL ACCOUNTING AREAS

Preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements. The Company's estimates are based on historical
experience and currently available information.   Management's
Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies Footnote in the Company's Annual Report, incorporated by reference in Form 10-K for the fiscal year ended December 31, 2002, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements, with the exception of the Company's customer rebate program which has been summarized below. Actual results in these areas could differ from management's estimates. There have been no significant changes in the Company's critical accounting estimates during the first six months of 2003.

Customer Rebates

The Company accrues for the estimated cost of customer rebates as a reduction of sales. Customer rebates are primarily based on customers achieving defined sales targets over a specified period of time. The Company estimates the cost of these rebates based on the likelihood of the rebate being achieved and recognizes the cost ratably as a deduction from sales as such sales are recognized. Rebate programs are monitored on a regular basis and adjusted as required.


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

Effective January 1, 2003, the Company adopted the provisions of Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 requires companies to record exit or disposal costs when they are incurred and to initially measure these costs at fair value. Statement No. 146 also requires that recorded liabilities be adjusted in future periods to reflect changes in timing or estimated cash flows. The provisions of Statement No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The adoption of Statement No. 146 has not had a material impact on the company's accounting for facility closures, severance and related costs as of June 30, 2003.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 requires existing unconsolidated variable interest entities (VIEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. The Interpretation applies immediately to VIEs created after January 31, 2003 and to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003, the Interpretation applies for periods beginning after June 15, 2003. The Company has no unconsolidated VIEs and therefore its condensed consolidated financial statements are in compliance with the requirements of Interpretation No. 46 at June 30, 2003.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." Statement No. 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 149 is effective for contracts entered into or modified, and for hedging relationships designated, after June 30, 2003. The Company will ensure that it applies the provisions of Statement No. 149 to contracts and hedging relationships entered into after June 30, 2003.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The guidance in Statement No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective at the beginning of the first interim period beginning after June 15, 2003. The Company will ensure that it applies the provisions of Statement No. 150 to all financial instruments modified or entered into after the effective date of this Statement.


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

Each quarter, the Company evaluates and reviews estimates for future remediation, and maintenance and management costs directly related to remediation, to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. As of June 30, 2003, the Company's reserves for environmental remediation activities totaled $125.5 million. It is possible that the Company's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

The Company intends to assert all meritorious legal defenses and all other equitable factors which are available to it with respect to the above matters. The resolution of these environmental matters could have a material adverse effect on the Company's consolidated results of operations or financial condition in any given fiscal period if a number of these matters are resolved unfavorably.


FORWARD-LOOKING STATEMENTS

Certain statements made in this Form 10-Q are forward-looking statements that involve risks and uncertainties, including, but not limited to, general economic conditions, the outcome and timing of antitrust investigations and related civil lawsuits to which the Company is subject, pension and other post-retirement benefit plan assumptions, energy and raw material prices and availability, production capacity, changes in interest rates and foreign currency exchange rates, changes in technology, market demand and customer requirements, the enactment of more stringent environmental laws and regulations, and other risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission. These statements are based on our estimates and assumptions and on currently available information. The forward-looking statements include information concerning our possible or assumed future results of operations, and the Company's actual results may differ significantly from the results discussed. Forward-looking information is intended to reflect opinions as of the date this Form 10-Q was filed and such information will not necessarily be updated by the Company.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

Refer to the Market Risk and Risk Management Policies section of Management's Discussion and Analysis of Financial Condition and Results of Operations and the Derivative Instruments and Hedging Activities Note to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Also refer to the Derivative Instruments and Hedging Activities Note to Condensed Consolidated Financial Statements (Unaudited) included in this Form 10-Q.

The fair market value of long-term debt is subject to interest rate risk. The Company's long-term debt amounted to $1,287 million at June 30, 2003. The fair market value of such debt as of June 30, 2003 was $1,364 million, which has been determined primarily based on quoted market prices.

There have been no other significant changes in market risk since
December 31, 2002.

ITEM 4.  Controls and Procedures


(a) Evaluation of Disclosure Controls and Procedures
     The Company's management has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this quarterly report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

(b) Changes in Internal Control over Financial Reporting
     There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

With respect to rubber chemicals, the Company has held preliminary discussions with the DOJ regarding a possible resolution of the criminal investigations. At this time, the Company cannot predict the outcome of those discussions, including the timing or the terms of any agreement with the DOJ or the amount of any fines that may be imposed. Moreover, at this time, the Company cannot determine the extent to which criminal or civil fines or other sanctions might be imposed by the other Governmental Authorities. The Company has met and is continuing to meet with the Governmental Authorities in an attempt to resolve all matters relating to the investigations.

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

The resolution of any possible antitrust violations against the Company and certain of its subsidiaries and the resolution of any civil claims now pending or hereafter asserted against them may have a material adverse effect on the Company's financial condition, results of operations and prospects. No assurances can be given regarding the outcome or timing of these matters. The Company has incurred antitrust investigation costs of $6.3 million (pre-tax) through December 31, 2002 and, since such date, $20.9 million (pre-tax) through June 30, 2003. The Company expects to continue to incur substantial costs until all antitrust investigations are concluded and civil claims are resolved.

Civil Lawsuits

Federal Antitrust Class Actions.
The Company, individually or together with certain of its subsidiaries and other companies, has been named as a defendant in certain direct purchaser class action lawsuits filed in federal courts during the period from late March, 2003 through July 31, 2003 involving the sale of rubber chemicals, EPDM and plastic additives, including heat stabilizers, impact modifiers and processing aids. With respect to rubber chemicals, the Company, its subsidiary Uniroyal Chemical Company, Inc. and other companies have been named as defendants in seven class action lawsuits, all of which were filed in California, by plaintiffs on behalf of themselves and a class consisting of all individuals and entities who purchased rubber chemicals in the United States directly from the defendants, their predecessors or their controlled subsidiaries during various periods, with the earliest period commencing on January 1, 1994. With respect to EPDM, the Company, individually or together with Uniroyal Chemical Company, Inc. and other companies, has been named as a defendant in eleven pending class action lawsuits filed in California, Connecticut, New Jersey and New York, by plaintiffs on behalf of themselves and a class consisting of all individuals and entities who purchased EPDM in the United States directly from the defendants, their alleged co-conspirators, predecessors or controlled subsidiaries during various periods with the earliest period commencing on January 1, 1994. A motion for transfer and consolidation of these cases is pending before the Multidistrict Litigation Panel. With respect to plastic additives, the Company and other companies have been named as defendants in seven class action lawsuits, all of which were filed in Pennsylvania, by plaintiffs on behalf of themselves and a class consisting of all individuals and entities who purchased plastic additives in the United States directly from the defendants, predecessors or controlled subsidiaries during various periods with the earliest period commencing on January 1, 1985.

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

State Antitrust Class Actions.
With respect to rubber chemicals, the Company and certain of its subsidiaries along with other companies, have been named as defendants in nineteen pending putative indirect purchaser class action lawsuits filed during the period from October, 2002 through December, 2002 in state courts in sixteen states and in the District of Columbia. The putative class in each of the actions comprises all persons within each of the applicable states and the District of Columbia who purchased tires other than for resale that were manufactured using rubber processing chemicals sold by the defendants since 1994. The complaints principally allege that the defendants agreed to fix, raise, stabilize and maintain the price of rubber processing chemicals used as part of the tire manufacturing process in violation of state antitrust and consumer protection laws and that this illegal conspiracy caused injury to individuals who paid more to purchase tires as a result of such anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, interest and attorneys' fees and costs. The Company and its defendant subsidiaries have filed motions to dismiss on substantive and personal jurisdictional grounds or answers with respect to each of these actions.

With respect to EPDM, the Company has been named as a defendant in three indirect purchaser class action lawsuits, filed during the period from April, 2003 through May, 2003 in California. The putative class in each of the actions comprises all persons or entities in California who indirectly purchased EPDM during various periods with the earliest period commencing on January 1, 1994. The complaints principally allege that the Company conspired to fix, raise, stabilize and maintain the price of EPDM and allocate markets and customers in the United States and California in violation of California's Cartwright Act and Unfair Competition Act and that this illegal conspiracy caused injury to purchasers who paid more to purchase, indirectly, EPDM as a result of such anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, costs (including attorneys' fees) and disgorgement of profit.

With respect to plastic additives, the Company and other companies have been named as defendants in a direct purchaser class action lawsuit, filed on April 8, 2003 in Ohio, by a plaintiff on behalf of itself and a class consisting of all individuals and entities that purchased polyvinyl chloride ("PVC") modifiers directly from the defendants in Ohio since 1999. The complaint principally alleges that the defendants and co-conspirators agreed to fix, raise, stabilize and maintain the price of PVC modifiers in violation of Ohio's Valentine Act and that this illegal conspiracy caused injury to purchasers who paid more to purchase PVC modifiers as a result of such anticompetitive activities. The plaintiff seeks, among other things, treble damages of an unspecified amount, costs (including attorneys' fees) and injunctive relief preventing the defendants from continuing the unlawful activities alleged in the complaint. The Company has filed joint motions to dismiss with respect to this action.

Federal Securities Class Actions.
The Company and certain of its officers and directors have been named as defendants in two securities class action lawsuits, filed during the period from July 18, 2003 to July 31, 2003 in California and Connecticut by plaintiffs on behalf of themselves and a class consisting of all purchasers of the Company's stock during the period from October 26, 1998 through October 8, 2002. The complaints principally allege that the defendants caused the Company's shares to trade at artificially inflated levels through the issuance of false and misleading financial statements in violation of federal securities laws by inflating profits as a result of engaging in an illegal price-fixing conspiracy with respect to rubber chemicals, and that this wrongful conduct caused injury to the plaintiffs who paid artificially inflated prices in connection with their purchase of the Company's publicly traded securities. The plaintiffs seek, among other things, damages of unspecified amounts, interest and attorneys' fees and costs.

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



ITEM 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

     Number    Description

     31.1      Certification of Periodic Financial Reports by
               Crompton Corporation's Chief Executive Officer
               (Section 302) (filed herewith).

     31.2      Certification of Periodic Financial Reports by
               Crompton Corporation's Chief Financial Officer
               (Section 302) (filed herewith).

     32.1      Certification of Periodic Financial Reports by
               Crompton Corporation's Chief Executive Officer
               (Section 906) (filed herewith).

     32.2      Certification of Periodic Financial Reports by
               Crompton Corporation's Chief Financial Officer
               (Section 906) (filed herewith).

    (b) The following Reports on Form 8-K have been filed during the second quarter and through the date of this filing:

     (i) Report on Form 8-K dated April 24, 2003, reporting on Item 5 (Other Events and Regulation FD
               Disclosure) and Item 7 (Financial Statements and
               Exhibits);

     (ii) Report on Form 8-K dated April 25, 2003, reporting on Item 5 (Other Events and Regulation FD
               Disclosure) and Item 7 (Financial Statements and
               Exhibits);

     (iii) Report on Form 8-K dated April 29, 2003, reporting on Item 7 (Financial Statements and Exhibits) and Items 9 and 12 (Regulation FD Disclosure and Disclosure of Results of Operations and Financial Condition);*

     (iv) Report on Form 8-K dated June 26, 2003, reporting on Item 5 (Other Events and Regulation FD
               Disclosure) and Item 7 (Financial Statements and
               Exhibits);

     (v) Report on Form 8-K dated July 14, 2003, reporting on Item 7 (Financial Statements and Exhibits) and Items 9 and 12 (Regulation FD Disclosure and Disclosure of Results of Operations and Financial Condition); and*

     (vi) Report on Form 8-K dated July 31, 2003, reporting on Item 5 (Other Events and Regulation FD
               Disclosure), Item 7 (Financial Statements and
               Exhibits) and Item 12 (Results of Operations and
               Financial Condition).*


* In accordance with General Instruction B of Form 8-K, the Reports submitted to the Securities and Exchange Commission under Items 9 and 12 of Form 8-K are not deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act"), and we are not subject to the liabilities of that section. We are not incorporating, and will not incorporate by reference, such Reports into any filing under the Securities Act of 1933 or the Exchange Act.


                      CROMPTON CORPORATION
                           Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CROMPTON CORPORATION

   (Registrant)





Date:      August 14, 2003    /s/Michael F. Vagnini
                                 Michael F. Vagnini
                                 Vice President and Controller
                                 (Principal Accounting Officer)





Date:      August 14, 2003    /s/Barry J. Shainman
                                 Barry J. Shainman
                                 Secretary