Form 10-Q
period 2003-09-30
CROMPTON CORP
filed 2003-11-12
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

(Commission File Number) 0-30270

CROMPTON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware			52-2183153

(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)
199 Benson Road, Middlebury, Connecticut			06749

(Address of principal executive offices)			(Zip Code)

(203) 573- 2000 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[X]	Yes	[ ]	No

The number of shares of common stock outstanding as of the latest practicable date, is as follows:
Class Outstanding at October 31, 2003 Common Stock - $.01 par value, 111,260,373

CROMPTON CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements and Accompanying Notes

CROMPTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
Third quarter and nine months ended 2003 and 2002
(In thousands of dollars, except per share data)

	Third quarter ended		Nine months ended
	2003	2002	2003	2002

Net sales	$559,189	$507,936	$1,624,062	$1,610,507

Cost of products sold	410,254	349,377	1,189,849	1,127,611
Selling, general and
administrative	91,504	87,875	263,604	265,404
Depreciation and amortization	30,318	27,232	84,816	85,902
Research and development	12,767	13,258	37,553	40,921
Equity (income) loss	1,073	793	(6,769)	(3,468)
Facility closures, severance and
related costs	10,566	4,420	14,071	10,800
Antitrust legal and related costs	5,385	-	26,260	-

Operating profit (loss)	(2,678)	24,981	14,678	83,337
Interest expense	20,664	25,201	72,938	77,431
Loss on early extinguishment
of debt	24,699	-	24,699	-
Other expense, net	3,414	3,192	7,454	40,577

Loss from continuing operations
before income taxes and
cumulative effect of accounting
change	(51,455)	(3,412)	(90,413)	(34,671)
Income tax benefit	(16,953)	(1,112)	(29,791)	(14,064)

Loss from continuing operations
before cumulative effect of
accounting change	(34,502)	(2,300)	(60,622)	(20,607)
Earnings from discontinued
operations	3,057	14,888	26,314	33,656
Gain on sale of discontinued
operations	111,692	-	111,692	-
Cumulative effect of accounting
change	-	-	(401)	(298,981)

Net earnings (loss)	$80,247	$12,588	$76,983	$(285,932)

Basic and diluted earnings (loss)
per common share:
Loss from continuing operations
before cumulative effect of
accounting change	$(0.31)	$(0.02)	$(0.54)	$(0.18)
Earnings from discontinued
operations	0.03	0.13	0.23	0.29
Gain on sale of discontinued
operations	1.00	-	0.99	-
Cumulative effect of
accounting change	-	-	-	(2.63)

Net earnings (loss)	$0.72	$0.11	$0.68	$(2.52)

Dividends declared per
common share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to condensed consolidated financial statements.

CROMPTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2003 (Unaudited) and December 31, 2002
(In thousands of dollars)

	September 30,	December 31,
	2003	2002

ASSETS

CURRENT ASSETS
Cash	$49,784	$16,941
Accounts receivable	200,651	183,329
Inventories	394,508	353,556
Other current assets	149,456	112,950
Assets held for sale	-	392,887

Total current assets	794,399	1,059,663

NON-CURRENT ASSETS
Property, plant and equipment	759,634	695,962
Cost in excess of acquired net assets	421,059	584,633
Other assets	471,212	500,557

	$2,446,304	$2,840,815

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable	$6,114	$3,694
Accounts payable	242,484	268,593
Accrued expenses	267,910	260,718
Income taxes payable	120,319	116,111
Other current liabilities	13,193	15,670
Liabilities held for sale	-	29,273

Total current liabilities	650,020	694,059

NON-CURRENT LIABILITIES
Long-term debt	780,274	1,253,149
Post-retirement health care liability	196,009	193,996
Other liabilities	498,040	499,728

STOCKHOLDERS' EQUITY
Common stock	1,192	1,192
Additional paid-in capital	1,044,871	1,048,304
Accumulated deficit	(526,565)	(586,555)
Accumulated other comprehensive loss	(119,617)	(200,426)
Treasury stock at cost	(77,920)	(62,632)

Total stockholders' equity	321,961	199,883

	$2,446,304	$2,840,815

See accompanying notes to condensed consolidated financial statements.

CROMPTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine months ended 2003 and 2002
(In thousands of dollars)

Increase (decrease) in cash	2003	2002

CASH FLOWS FROM OPERATING ACTIVITES
Net earnings (loss)	$76,983	$(285,932)
Adjustments to reconcile net earnings (loss)
to net cash (used in) provided by operations:
Cumulative effect of accounting change,
net of tax	401	298,981
Gain on sale of discontinued operations	(111,692)	-
Loss on sale of business unit	-	34,705
Loss on early extinguishment of debt	24,699	-
Depreciation and amortization	105,534	112,222
Equity income	(6,769)	(3,468)
Changes in assets and liabilities, net:
Accounts receivable	50,410	(4,178)
Accounts receivable - securitization	(18,767)	9,723
Inventories	10,047	36,430
Accounts payable	(70,747)	(20,617)
Other	(78,127)	(17,250)

Net cash (used in) provided by operations	(18,028)	160,616

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of businesses	643,115	80,000
Capital expenditures	(55,104)	(60,534)
Other investing activities	(250)	(1,039)

Net cash provided by investing activities	587,761	18,427

CASH FLOWS FROM FINANCING ACTIVITIES
Paymets on domestic credit facility	-	(145,000)
Payments on other long-term borrowings	(477,627)	-
Proceeds on other long-term borrowings	-	470
Proceeds (payments) on short-term borrowings	961	(22,837)
Premium paid on early extinguishment of debt	(23,804)	-
Dividends paid	(16,993)	(17,009)
Treasury stock acquired	(22,080)	-
Other financing activities	1,137	5,232

Net cash used in financing activities	(538,406)	(179,144)

CASH
Effects of exchange rate changes on cash	1,516	(655)

Change in cash	32,843	(756)
Cash at beginning of period	16,941	21,506

Cash at end of period	$49,784	$20,750

See accompanying notes to condensed consolidated financial statements.

CROMPTON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The information in the foregoing consolidated financial statements is unaudited, but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented. The foregoing consolidated financial statements include the accounts of Crompton Corporation and its subsidiaries, which are collectively referred to as "Crompton" or "the Company."

On April 24, 2003, the Company entered into an agreement to sell certain assets and assign certain liabilities of the OrganoSilicones business unit to the Specialty Materials division of General Electric Company (GE) and to acquire GE's Specialty Chemicals business. The transaction closed on July 31, 2003. As a result, the accompanying financial statements reflect the OrganoSilicones business unit as a discontinued operation for the periods ending prior to July 31, 2003. The operations of the OrganoSilicones business unit have been classified as earnings from discontinued operations (net of tax) and the estimated carrying amount of the assets sold and of the liabilities assumed have been reflected as assets and liabilities held for sale for all prior periods presented. Refer to the discontinued operations footnote for further information.

Included in accounts receivable are allowances for doubtful accounts of $19.4 million at September 30, 2003 and $15.9 million at December 31, 2002.

Accumulated depreciation amounted to $803.8 million at September 30, 2003 and $723.3 million at December 31, 2002.

Cost of products sold includes all costs incurred in manufacturing products, including raw materials, direct manufacturing costs and plant manufacturing overhead. Cost of products sold also includes warehousing, distribution, engineering (other than polymer processing equipment design engineering), purchasing, and environmental, health and safety functions. Selling, general and administrative expenses (SG&A) include costs and expenses related to the following functions and activities: selling, advertising, customer service, polymer processing equipment design engineering, shipping and handling costs for outbound product shipments, information technology, legal, provision for doubtful accounts, corporate facilities and corporate administration. In addition, SG&A also includes accounting, finance and human resources, excluding direct support in manufacturing operations which is included as cost of products sold. Research and development expenses include basic and applied research and development activities of a technical and non-routine nature. Costs of products sold, research and development, and SG&A exclude depreciation and amortization expenses which are presented on a separate line in the condensed consolidated statements of operations.

Included among the Company's equity investments are a 50% ownership in Gustafson LLC and a 50% ownership in Gustafson Partnership. The Company accounts for these investments in accordance with the equity method. The combined assets and liabilities of these two investments were $84.7 million and $25.6 million, respectively, as of September 30, 2003 and were $74.0 million and $26.3 million, respectively, as of December 31, 2002. The combined pre-tax income of the two investments for the nine months ended September 30, 2003 and 2002 were $12.9 million and $6.8 million, respectively.

Certain financial information and footnote disclosures included in the annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 2002 Annual Report on Form 10-K. The consolidated results of operations for the third quarter and nine months ended September 30, 2003 are not necessarily indicative of the results expected for the full year.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year consolidated statement of cash flows, including the classification of accounts receivable - securitization as part of net cash provided by operations rather than as part of net cash used in financing activities.

FACILITY CLOSURES, SEVERANCE AND RELATED COSTS

In July 2003, the Company initiated a new cost reduction program to eliminate, at a minimum, overhead expenses previously absorbed by the OrganoSilicones business. In October 2003, the Company announced that this cost reduction program would result in approximately $40 million of annual pre-tax cost savings in 2004 and a reduction in its global workforce of approximately 375 positions. This cost reduction program will result in cash related charges expected to range from $15 to $18 million primarily during the second half of 2003. During the third quarter of 2003, the Company recorded a pre-tax charge for severance costs related to this program of $10.4 million to facility closures, severance and related costs in the condensed consolidated statement of operations. The majority of the severance payments will be made over a period of time, and thus, future cash payments will begin during the fourth quarter of 2003 with the majority being paid in 2004.

As a result of the cost reduction initiative that began in 2001 and the relocation of the Company's corporate headquarters from Greenwich, CT to Middlebury, CT that began in 2002, the Company recorded pre-tax charges of $3.6 million and $10.8 million for facility closures, severance and related costs for the first nine months of 2003 and 2002, respectively. The 2003 charge was primarily for severance costs related to the relocation of the corporate headquarters. The 2002 charge was mainly for severance and other facility closure costs associated with the cost reduction initiative and the relocation of the corporate headquarters. The related reserve activity is summarized as follows:
(In thousands)	Severance And Related Costs	Asset Write-offs and Impairments	Other Facility Closure Costs	Total

Balance at December 31, 2001	$30,234	$-	$10,832	$41,066
2002 charges:
Continuing operations	7,211	4,918	5,240	17,369
Discontinued operations	4,256	-	1,092	5,348
Cash payments	(16,480)	-	(6,285)	(22,765)
Non-cash charges	(988)	(4,918)	459	(5,447)

Balance at December 31, 2002	24,233	-	11,338	35,571
2003 charges:
Continuing operations	3,137	-	509	3,646
Discontinued operations	15	-	15	30
Cash payments	(13,491)	-	(9,117)	(22,608)
Non-cash charges	(1,110)	-	(280)	(1,390)

Balance at September 30, 2003	$12,784	$-	$2,465	$15,249

In addition, the Company recorded a pre-tax charge of $0.6 million during the fourth quarter 2002 for additional facility closure and maintenance costs related to the December 2000 closure of its manufacturing facility in Freeport, Grand Bahama Island. At September 30, 2003, a reserve of $0.3 million was remaining.

Effective January 1, 2003, the Company adopted the provisions of FASB

Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The adoption of FASB Statement No. 146 has not had a material impact on the Company's accounting for the facility closures, severance and related costs recorded in 2003.

ACCOUNTS RECEIVABLE PROGRAMS

The Company has an accounts receivable securitization program to sell up to $150 million of domestic accounts receivable to agent banks. Accounts receivable sold under this program were $121.9 million and $136.5 million as of September 30, 2003 and December 31, 2002, respectively. In addition, the Company's European subsidiaries have two separate programs to sell their eligible accounts receivable to agent banks. International accounts receivable sold under these programs were $96.8 million and $101 million as of September 30, 2003 and December 31, 2002, respectively. The total costs associated with these programs of $4.5 million and $7.3 million as of September 30, 2003 and September 30, 2002, respectively, are included in other expense, net on the consolidated statements of operations.

Under the domestic program, certain subsidiaries of the Company sell their receivables to a special purpose entity (SPE) that has been created as a separate legal entity for the purpose of acquiring such receivables and selling an undivided interest therein to agent banks. In accordance with the domestic sale agreement, the agent banks purchase an undivided ownership interest in the accounts receivable owned by the SPE. The amount of such undivided ownership interest will vary based on the level of eligible accounts receivable as defined in the agreement. In addition, the agent banks retain a security interest in all of the receivables owned by the SPE. The balance of the unsold receivables owned by the SPE is included in the Company's accounts receivable balance on the consolidated balance sheet. Under the international programs, certain foreign subsidiaries of the Company sell eligible accounts receivable directly to agent banks. During the period, the Company had an obligation to service the accounts receivable sold under its domestic and international programs. The Company has treated the transfer of receivables under its domestic and international receivable programs as a sale of accounts receivable.
INVENTORIES

Components of inventories are as follows:
		(Unaudited)
(In thousands)		September 30,	December 31,
		2003	2002

Finished goods		$290,204	$264,078
Work in process		25,129	21,159
Raw materials and supplies		79,175	68,319

		$394,508	$353,556

GOODWILL AND INTANGIBLE ASSETS

The Company's intangible assets (excluding goodwill) are included in "other assets" on the condensed consolidated balance sheets and comprise the following:

	(Unaudited)
(In thousands)	September 30, 2003		December 31, 2002

	Gross	Accumulated	Gross	Accumulated
	Cost	Amortization	Cost	Amortization

Patents	$134,995	$(94,082)	$122,097	$(91,992)
Trademarks	79,177	(31,273)	70,397	(28,782)
Other	102,590	(52,550)	82,234	(49,232)

Total	$316,762	$177,905	$274,728	$(170,006)

The increase in intangible assets includes additions to patents of $7.3 million, trademarks of $8.1 million and other intangibles of $19.8 million resulting from the acquisition of the GE Specialty Chemicals business, based upon the preliminary purchase price allocation.

Amortization expense related to intangible assets amounted to $3.7 million and $3 million for the third quarter of 2003 and 2002, respectively, and $9.9 million and $8.6 million for the nine months ended September 30, 2003 and 2002, respectively. Estimated amortization expense as of September 30, 2003 for the next five fiscal years is as follows: $13.4 million (2003), $15.1 million (2004), $14.3 million (2005), $14.1 million (2006) and $13.9 million (2007).

Goodwill by reportable segment is as follows:
	(Unaudited)
(In thousands)	September 30,	December 31,
	2003	2002

Polymer Products
Polymer Additives	$314,803	$266,105
Polymers	17,299	17,299
Polymer Processing Equipment	33,304	31,870

	365,406	$315,274

Specialty Products
OrganoSilicones	-	213,980
Crop Protection	55,653	55,379

	55,653	269,359

Total	$421,059	$584,633

As of July 31, 2003, all goodwill associated with the OrganoSilicones business was written off to the gain on sale of discontinued operations. The $48.7 million increase in the goodwill of the polymer additives segment is the result of the acquisition of the GE Specialty Chemicals business.

In accordance with FASB Statement No. 142, "Goodwill and Other Intangible Assets," the Company has elected to perform its annual goodwill impairment procedures for all of its reporting units as of July 31 of each year, or sooner, if events or circumstances change that could reduce the fair value of a reporting unit below its carrying value. During the third quarter, the company completed these procedures and concluded that no goodwill impairment exists as of September 30, 2003.

COMMON STOCK

The Company is authorized to issue 500 million shares of $.01 par value common stock. There were 119,152,254 common shares issued at September 30, 2003 and December 31, 2002, of which 7,913,362 and 5,297,885 shares were held as treasury stock at September 30, 2003 and December 31, 2002, respectively.

Upon maturity of the Company's equity option contract in May 2003, the Company purchased the underlying 3,200,000 shares of its common stock at a price of $6.90 per share. During the first nine months of 2003, the Company issued 584,523 treasury shares, primarily pursuant to its incentive programs.

EARNINGS (LOSS) PER COMMON SHARE

The computation of basic earnings (loss) per common share is based on the weighted average number of common shares outstanding. The computation of diluted earnings (loss) per common share is based on the weighted average number of common and common equivalent shares outstanding. The computation of diluted earnings (loss) per common share equals the basic earnings (loss) per common share for all periods presented since common stock equivalents were antidilutive. Common stock equivalents amounted to 187,764 and 2,417,786 for the third quarter ended 2003 and 2002, respectively, and 172,985 and 2,461,195 for the nine months ended September 30, 2003 and 2002, respectively.

The following is a reconciliation of the shares used in the computations:
(In thousands)	Third quarter ended		Nine months ended
	2003	2002	2003	2002
Weighted average common
shares outstanding	111,208	113,692	112,654	113,494
Effect of dilutive stock
options and other equivalents	-	-	-	-

Weighted average common shares
adjusted for dilution	111,208	113,692	112,654	113,494

COMPREHENSIVE INCOME (LOSS)

An analysis of the Company's comprehensive income (loss) is as follows:

(In thousands)	Third quarter ended		Nine months ended
	2003	2002	2003	2002

Net income (loss)	$80,247	$12,588	$76,983	$(285,932)
Other comprehensive income (expense):
Foreign currency translation
adjustments	(7,856)	(17,549)	74,581	13,092
Minimum pension liability
adjustments	-	-	3,254	-
Change in fair value of
derivatives	23	(2,777)	2,838	2,692
Other	36	34	136	106

Comprehensive income (loss)	$72,450	$(7,704)	$157,792	$(270,042)

The components of accumulated other comprehensive loss at September 30,2003 and December 31, 2002 are as follows:

		(Unaudited)
		September 30,	December 31,
(In thousands)		2003	2002

Foreign currency translation adjustments		$(1,252)	$(75,833)
Minimum pension liability adjustment		(114,612)	(117,866)
Other		(3,753)	(6,727)
Accumulated other comprehensive loss
		$(119,617)	$(200,426)

STOCK-BASED COMPENSATION

As permitted under FASB Statements No. 123, "Accounting for Stock-Based Compensation" and No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company elected to continue its historical method of accounting for stock-based compensation in accordance with APB 25, "Accounting for Stock Issued to Employees." Under APB 25, compensation expense for fixed plans is recognized based on the difference between the exercise price and the stock price on the date of grant. Since the Company's fixed plan awards have been granted with an exercise price equal to the stock price on the date of grant, no compensation expense has been recognized in the statement of operations for these awards. However, compensation expense has been recognized for the restricted stock awards under the Company's long-term incentive programs in accordance with the provisions of APB 25, which would be unchanged under FASB Statements No. 123 and No. 148. The following table illustrates the effect on net earnings (loss) and related per share amounts if the Company had applied the fair value recognition provisions of Statements No. 123 and No. 148 to all stock-based employee compensation awards.

	Third quarter ended		Nine months ended
(In thousands, except per share data)	2003	2002	2003	2002

Net earnings (loss), as reported	$80,247	$12,588	$76,983	$(285,932)
Add: Stock-based employee
compensation expense included in
net earnings (loss), net of tax	(54)	1,468	263	4,404
Deduct: Total stock-based employee
compensation determined under fair
value based accounting method for
all awards, net of tax	(693)	(3,630)	(3,634)	(10,941)

Pro forma net earnings (loss)	$79,500	$10,426	$73,612	$(292,469)

Earnings (loss) per share:
Basic and diluted - as reported	$0.72	$0.11	$0.68	$(2.52)
Basic and diluted - pro forma	$0.71	$0.09	$0.65	$(2.58)

ASSET RETIREMENT OBLIGATIONS

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 requires companies to record a liability for asset retirement obligations in the period in which a legal obligation is created. Such liabilities are recorded at fair value, with an offsetting increase to the carrying value of the related long-lived assets. In future periods, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Companies are also required to adjust the liability for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. Upon retirement of the long-lived asset, the Company either settles the obligation for its recorded amount or incurs a gain or loss. The provisions of Statement No. 143 are effective for fiscal years beginning after June 15, 2002. Effective January 1, 2003, the Company adopted the provisions of Statement No. 143. As a result of the implementation of this Statement, the Company recorded an after-tax charge of $0.4 million ($0.7 million pre-tax) as a cumulative effect of accounting change. The Company's asset retirement obligations are primarily the result of the legal obligation to remove leasehold improvements upon termination of leases at several of its facilities. Such obligations have been recorded at fair value, which the Company estimated by discounting projected cash flows using a rate of 8.5%. The depreciation and accretion expenses recorded for the third quarter and nine months ended September 30, 2003 were not significant.

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

The Company used interest rate swap contracts, which expired in July 2003, as cash flow hedges to convert its Euro denominated variable rate debt to fixed rate debt. Each interest rate swap contract was designated with the principal balance and the term of the specific debt obligation. These contracts involved the exchange of interest payments over the life of the contract without an exchange of the notional amount upon which the payments were based. The differential to be paid or received as interest rates changed was recognized as an adjustment to interest expense.

The Company also had equity option contracts covering 3.2 million shares of the Company's common stock to hedge the expense variability associated with its obligations under its long-term incentive plans. In February 2003, the Company settled its existing equity option contracts for $35.1 million, of which $33.8 million had been included in accrued expenses at December 31, 2002, and entered into a new equity option contract. The new contract consisted of a sold put option contract with a strike price of $5.66 and a purchased call option contract with a strike price of $5.75. The Company had designated a portion of the equity option contract as a cash flow hedge of the risk associated with the unvested, unpaid awards under its long-term incentive plans (LTIP). Changes in market value related to the portion of the option contracts designated and effective as hedges were recorded as a component of AOCL. The amount included in AOCL was subject to changes in the stock price and was being amortized ratably to selling, general and administrative expense (SG&A) over the remaining service periods of the hedged LTIP. Changes in market value related to the remaining portion of the option contracts were recognized in SG&A. During the second quarter, the Company determined that one of its LTIP programs was not achievable and accordingly amortized $3 million from AOCL to SG&A, which represented the unamortized balance of the deferred loss on the portion of the option contract that related to this plan. On May 11, 2003 the option contract expired and resulted in a favorable net cash settlement of $3.7 million. As of June 30, 2003, all of the deferred losses relating to this contract had been amortized to SG&A.

The following table summarizes the (gains)/losses resulting from changes in the market value of the Company's fair value and cash flow hedging instruments and the amortization of (gains)/losses related to certain cash flow hedges for the quarter and nine months ended September 30, 2003 and 2002.
(In thousands)	Third quarter ended		Nine months ended
	2003	2002	2003	2002

Fair value hedges (in other
income, net)	$108	$7	$38	$71

Cash flow hedges (in AOCL):
Balance at beginning of period	$23	$(2,923)	$2,838	$2,546
Interest rate swap contracts	(23)	(224)	(883)	(248)
Japanese yen forward contracts	-	(289)	-	121
Equity option contracts-change
in market value	-	5,947	1,836	(2,793)
Equity option contracts-
amortization of gain/
(loss) to SG&A	-	(2,657)	(3,791)	228

Balance at end of period	$-	$(146)	$-	$(146)

ANTITRUST INVESTIGATION AND RELATED MATTERS

Antitrust Investigations

The Company and certain of its subsidiaries, together with other domestic and foreign companies, continue to be the subject of coordinated criminal investigations being conducted by the United States Department of Justice (the "DOJ") and the Canadian Competition Bureau (the "CCB") and a coordinated civil investigation being conducted by the European Commission (together with the DOJ and the CCB, the "Governmental Authorities") with respect to possible antitrust violations relating to the sale and marketing of certain products, including certain rubber processing chemicals, ethylene propylene diene monomer (EPDM) and heat stabilizers, including tin-based stabilizers and precursors, mixed metal stabilizers and epoxidized soybean oil (ESBO). Such investigations concern possible anticompetitive practices, including price fixing and customer or market allocations, undertaken by the Company and such subsidiaries and certain of their officers and employees. The Company is actively cooperating with the Governmental Authorities regarding such investigations. Since inception of the investigations, the Company has been conducting its own internal investigation with the assistance of special counsel. To date, no charges have been brought against the Company, any of its subsidiaries, or any individual officer or employee in connection with the investigations.

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

The Company and its special counsel assisting in the investigation have substantially completed their review of the matters under investigation by the Governmental Authorities as well as all other areas of the Company's business and products to determine compliance with applicable antitrust law and with the Company's antitrust guidelines and policies. In addition, the Company has substantially completed its internal investigation of any improper or criminal conduct by current and former officers and employees of the Company and its affected subsidiaries.

The resolution of any possible antitrust violations against the Company and certain of its subsidiaries and the resolution of any civil claims now pending or hereafter asserted against them may have a material adverse effect on the Company's financial condition, results of operations and prospects. No assurances can be given regarding the outcome or timing of these matters. The Company has incurred antitrust investigation costs of $6.3 million (pre-tax) through December 31, 2002 and, since such date, $26.3 million (pre-tax) through September 30, 2003. The Company expects to continue to incur substantial costs until all antitrust investigations are concluded and civil claims are resolved.

Civil Lawsuits

Federal Antitrust Class Actions.

The Company, individually or together with certain of its subsidiaries and other companies, is a defendant in certain direct purchaser class action lawsuits filed in federal courts during the period from late March, 2003 through November 3, 2003 involving the sale of rubber chemicals, EPDM and plastic additives, including heat stabilizers, impact modifiers and processing aids. With respect to rubber chemicals, the Company, its subsidiary Uniroyal Chemical Company, Inc. and other companies are defendants in a consolidated class action lawsuit filed in California, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased rubber chemicals in the United States directly from any of the defendants, or any present or former parent, subsidiary or affiliate, at any time during the period from January 1, 1994 through the present. The consolidated class action lawsuit consolidates six previously pending rubber chemicals class action lawsuits filed in California. One previously pending rubber chemicals class action lawsuit filed in California has been dismissed. With respect to EPDM, the Company, individually or together with Uniroyal Chemical Company, Inc. and other companies, is a defendant in eleven class action lawsuits filed in California, Connecticut, New Jersey and New York that have been transferred to the United States District Court, District of Connecticut, and coordinated for pretrial purposes by the Judicial Panel on Multidistrict Litigation. Plaintiffs have filed these lawsuits on behalf of themselves and a class consisting of all individuals and entities who purchased EPDM in the United States directly from the defendants, their alleged co-conspirators, predecessors or controlled subsidiaries during various periods with the earliest period commencing on January 1, 1994. Two previously pending EPDM class action lawsuits filed in California have been dismissed. With respect to plastic additives, the Company and other companies are defendants in a consolidated class action lawsuit filed in Pennsylvania, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased plastic additives in the United States directly from any of the defendants or from any predecessors, parents, subsidiaries, or affiliates at any time during the period from January 1, 1990 to and including January 31, 2003. The consolidated class action lawsuit consolidates seven previously pending plastic additives class action lawsuits filed in Pennsylvania.

The complaints in these actions principally allege that the defendants conspired to fix, raise, maintain or stabilize prices for rubber chemicals, EPDM or plastic additives, as applicable, sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such anticompetitive activities. The plaintiffs seek, among other things, treble damages of unspecified amounts, costs (including attorneys' fees) and injunctive relief preventing further violations of the Sherman Act.

State Antitrust Class Actions.

With respect to rubber chemicals, the Company and certain of its subsidiaries along with other companies, are defendants in fifteen pending putative indirect purchaser class action lawsuits filed during the period from October, 2002 through December, 2002 in state courts in fourteen states. The putative class in each of the actions comprises all persons within each of the applicable states who purchased tires other than for resale that were manufactured using rubber processing chemicals sold by the defendants since 1994. The complaints principally allege that the defendants agreed to fix, raise, stabilize and maintain the price of rubber processing chemicals used as part of the tire manufacturing process in violation of state antitrust and consumer protection laws and that this caused injury to individuals who paid more to purchase tires as a result of such anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, interest and attorneys' fees and costs. The Company and its defendant subsidiaries have filed motions to dismiss on substantive and personal jurisdictional grounds or answers with respect to each of these actions. Two of the rubber chemicals class action lawsuits filed in California have been ordered to be consolidated in California. Five previously pending rubber chemicals class action lawsuits filed in Nebraska, New Mexico, North Dakota, Wisconsin and Washington D.C. have been dismissed.

With respect to EPDM, the Company is a defendant in a consolidated indirect purchaser class action lawsuit, filed on October 31, 2003 in California. The consolidated class action lawsuit consolidates three previously pending indirect purchaser class action lawsuits filed in California. The putative class in this action comprises all persons or entities in California who indirectly purchased EPDM at any time from at least January 1, 1994 to the present. The complaint principally alleges that the Company conspired to fix, raise, stabilize and maintain the price of EPDM and allocate markets and customers in the United States and California in violation of California's Cartwright Act and Unfair Competition Act and that this caused injury to purchasers who paid more to purchase, indirectly, EPDM as a result of such anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, costs (including attorneys' fees) and disgorgement of profit.

With respect to plastic additives, the Company and other companies are defendants in a direct purchaser class action lawsuit, filed on April 8, 2003 in Ohio, by a plaintiff on behalf of itself and a class consisting of all individuals and entities that purchased polyvinyl chloride ("PVC") modifiers directly from the defendants in Ohio since 1999. The complaint principally alleges that the defendants and co-conspirators agreed to fix, raise, stabilize and maintain the price of PVC modifiers in violation of Ohio's Valentine Act and that this caused injury to purchasers who paid more to purchase PVC modifiers as a result of such anticompetitive activities. The plaintiff seeks, among other things, treble damages of an unspecified amount, costs (including attorneys' fees) and injunctive relief preventing the defendants from continuing the unlawful activities alleged in the complaint. The Company has filed joint motions to dismiss with respect to this action. A decision on the Company's joint motions to dismiss is pending.

Federal Securities Class Actions.

Between July 18, 2003 and September 5, 2003, plaintiffs, on behalf of all purchasers of the Company's stock during the period from October 26, 1998 through October 8, 2002, filed three federal securities class action lawsuits in California against the Company and certain of its officers and directors. The complaints principally allege that the defendants caused the Company's shares to trade at artificially inflated levels through the issuance of false and misleading financial statements in violation of federal securities laws by inflating profits as a result of engaging in an illegal price-fixing conspiracy with respect to rubber chemicals and that this wrongful conduct caused injury to the plaintiffs who paid artificially inflated prices in connection with their purchase of the Company's publicly traded securities. The plaintiffs seek, among other things, damages of unspecified amounts, interest and attorneys' fees and costs. The plaintiffs have filed requests for voluntary dismissals without prejudice in each of these California actions.

Plaintiffs filed two additional federal class action lawsuits containing substantially similar allegations in Connecticut. Plaintiffs filed a sixth class action lawsuit in Connecticut state court on behalf of those persons or entities who acquired the Company's common stock in connection with the Company's merger with Witco Corp. This action has been removed to Connecticut federal court. The complaint principally alleges that the defendants breached their fiduciary duties by causing the Company's shares to trade at artificially inflated levels through the issuance of false and misleading financial statements in violation of federal securities laws by inflating profits as a result of engaging in an illegal price-fixing conspiracy with respect to rubber chemicals. The plaintiffs contend that this wrongful conduct caused them injury by causing them to exchange their Witco shares at artificially inflated prices and inducing them to accept as consideration for their Witco shares, shares in a new company whose balance sheet did not reflect its true liabilities. The plaintiffs seek, among other things, damages of an unspecified amount, interest and attorneys' fees and costs. The three Connecticut actions have been ordered to be consolidated in Connecticut federal court.

Shareholder Derivative Lawsuit.

The Company and its board of directors are defendants in a shareholder derivative lawsuit, filed on August 25, 2003 in Connecticut, nominally brought on behalf of the Company. The complaint principally alleges that the Company's directors breached their fiduciary duties by causing the Company's shares to trade at artificially inflated levels through the issuance of false and misleading financial statements by inflating profits as a result of engaging in an illegal price-fixing conspiracy with respect to rubber chemicals. The plaintiffs contend that this wrongful conduct caused the Company's financial results to be inflated, cost the Company its credibility in the marketplace and market share, and has and will continue to cost the Company millions of dollars in investigative and legal fees. The plaintiffs seek, among other things, punitive damages of an unspecified amount, prejudgment interest and attorneys' fees and costs.

The federal and state actions described above are in early procedural stages of litigation and, accordingly, the Company cannot predict their outcome. The Company and its defendant subsidiaries believe that they have substantial defenses to these actions and intend to defend vigorously all such actions. However, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company's financial condition, results of operations and prospects.

DISCONTINUED OPERATIONS

On April 24, 2003, the Company entered into an agreement to sell certain assets and assign certain liabilities of the OrganoSilicones business unit to the Specialty Materials division of GE and to acquire GE's Specialty Chemicals business. The transaction closed on July 31, 2003 and resulted in a gain of $111.7 million (net of income taxes of $175.3 million). The Company received $643.1 million in cash and acquired the GE Specialty Chemicals business with a value of $160 million. In addition, the Company will receive contingent quarterly payments for three years after the closing date based on the combined performance of GE's existing Silicones business and the OrganoSilicones business that GE acquired from the Company. The total of such payments will be a minimum of $105 million and a maximum of $250 million. The Company has used proceeds from this transaction primarily to reduce indebtedness. On July 31, 2003, the Company reduced the borrowings under its domestic credit facility from $294 million to zero and in August of 2003, the Company repurchased $250 million of its 8.5% notes and paid down the $61.3 million balance of its EURIBOR based bank loans. Cash during the quarter increased $31.4 million to $49.8 million at September 30, 2003.

The agreement provided for the sale of assets and assignment of liabilities of the OrganoSilicones business with estimated carrying amounts as follows:
(In thousands)	July 31,	December 31,
	2003	2002

Inventory	$102,420	$106,560
Other current assets	2,356	3,798
Property, plant and equipment, net	229,328	246,554
Other assets	33,909	35,975

Total assets held for sale	$368,013	$392,887

	July 31,	December 31,
	2003	2002

Notes payable	$2,204	$2,033
Accounts payable and accrued expenses	13,262	14,671
Long-term debt	7,728	8,698
Other liabilities	4,193	3,871

Total liabilities held for sale	$27,387	$29,273

The revenues, operating profit and pre-tax earnings from discontinued
operations, for all periods presented are as follows:

(In thousands)	Third quarter ended		Nine months ended
	2003	2002	2003	2002

Net sales	$42,262	$116,785	$273,387	$348,786

Pre-tax earnings from
discontinued operations	$4,099	$18,605	$35,278	$42,059
Income taxes	(1,042)	(3,717)	(8,964)	(8,403)

Earnings from discontinued
operations	$3,057	$14,888	$26,314	$33,656

The Company's condensed consolidated statements of operations for the quarter and year ended September 30, 2003 reflect the results of operations of the acquired GE Specialty Chemicals business for the months of August and September of 2003. The Company has performed its preliminary allocation of the $160 million purchase price of the GE Specialty Chemicals business, which resulted in the following estimated values at the closing date of the transaction:

(In thousands)		July 31,
		2003

Accounts receivable		$16,417
Inventory		26,288
Other current assets		954
Property, plant and equipment, net		54,202
Cost in excess of acquired net assets		48,690
Other assets		35,213
Accounts payable and accrued expenses		(16,264)
Post-retirement health care liability		(5,500)

Total purchase price		$160,000

The consideration that the Company received is subject to adjustment based on the change in certain net assets of the OrganoSilicones business unit and the GE Specialty Chemicals business between December 31, 2002 and the closing date. In November of 2003, the Company made a reimbursement to GE of $19 million, subject to further review and adjustment, primarily for retained accounts receivable less retained accounts payable and accrued liabilities. The Company has written off certain other assets associated with the OrganoSilicones business unit, principally goodwill, with carrying amounts of $220 million at July 31, 2003. For additional information regarding the terms of the transaction, refer to the Purchase and Exchange Agreement by and between the Company and GE, which was filed with the Securities and Exchange Commission on Form 8-K dated April 25, 2003.

PRO FORMA FINANCIAL INFORMATION

The following pro forma unaudited results of operations for the third quarter and nine months ended 2003 and 2002 assume the divestiture of the OrganoSilicones business unit and the acquisition of the GE Specialty Chemicals business had been consummated as of the beginning of each respective period:
(In thousands, except per share data)	Third quarter ended		Nine months ended
	2003	2002	2003	2002

Net Sales	$570,541	$550,291	$1,715,981	$1,740,109

Earnings (loss) from continuing
operations before cumulative
effect of accounting change	$(33,512)	$7,043	$(44,846)	$9,290

Net earnings (loss) (a)	$78,180	$7,043	$66,445	$(289,691)

Basic earnings (loss)
per common share:
Earnings before cumulative
effect of accounting change	$(0.30)	$0.06	$(0.40)	$0.08

Net earnings (loss)	$0.70	$0.06	$0.59	$(2.55)

Diluted earnings (loss)
per common share:
Earnings before cumulative
effect of accounting change	$(0.30)	$0.06	$(0.40)	$0.08

Net earnings (loss)	$0.70	$0.06	$0.59	$(2.50)

Weighted average share
outstanding:
Basic	111,208	113,692	112,654	113,494

Diluted	111,208	116,110	112,654	115,955

  The pro forma net earnings (loss) for the quarter and nine months ended 2003 include a gain on the sale of discontinued operations of $111,692. In addition, the pro forma net earnings (loss) for the nine months ended 2003 and 2002 include charges for cumulative effect of accounting changes of $401 and $298,981, respectively.

The unaudited pro forma information above has been prepared for comparative purposes only and does not purport to be indicative of the results of operations that would have occurred had the divestiture of the OrganoSilicones business unit and the acquisition of the GE Specialty Chemicals business been consummated at the beginning of the respective periods.

BUSINESS SEGMENT DATA

The Company evaluates a segment's performance based on several factors, of which the primary factor is operating profit. In computing operating profit (loss) by segment, the following items have not been deducted: (1) general corporate expense, (2) amortization, (3) unabsorbed overhead expense from discontinued operations, (4) facility closures, severance and related costs, and (5) antitrust legal and related costs. As these cost items are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance, they have been excluded from the Company's presentation of segment operating profit.

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis, including amortization expense. These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses related to executives and corporate managers. Unabsorbed overhead expense from discontinued operations represents corporate costs that were previously allocated to the OrganoSilicones business unit. Facility closures, severance and related costs are costs related to the Company's cost reduction initiatives that began in 2001 and 2003 and the relocation of the corporate headquarters that began in 2002. Such costs are primarily for severance and related costs and other facility closure costs. The antitrust legal and related costs are primarily for legal costs associated with antitrust investigations and related civil lawsuits.

The GE Specialty Chemicals business that was acquired on July 31, 2003 has been added to the plastic additives business unit included in the Polymer Additives reporting segment.

	Third quarter ended		Nine months ended
(In thousands)	2003	2002	2003	2002

Net Sales

Polymer Products
Polymer Additives	$311,204	$285,030	$907,340	$839,941
Polymers	74,685	67,197	213,150	207,152
Polymer Processing Equipment	38,180	36,275	119,928	130,732
Eliminations	(3,316)	(3,918)	(10,492)	(11,208)

	420,753	384,584	1,229,926	1,166,617

Specialty Products
Crop Protection	77,861	66,656	209,822	189,666
Other	60,575	56,696	184,314	254,224

	138,436	123,352	394,136	443,890

Total net sales	$559,189	$507,936	$1,624,062	$1,610,507

Operating Profit

Polymer Products
Polymer Additives	$4,872	$25,999	$25,299	$61,954
Polymers	6,354	10,542	20,503	31,623
Polymer Processing Equipment	(323)	(6,384)	1,737	(9,004)

	10,903	30,157	47,539	84,573

Specialty Products
Crop Protection	16,979	15,154	50,833	50,239
Other	(211)	1,798	(368)	7,409

	16,768	16,952	50,465	57,648

General corporate expense,
including amortization	(13,169)	(14,785)	(34,550)	(38,927)
Unabsorbed overhead expense from
discontinued operations	(1,229)	(2,923)	(8,445)	(9,157)
Facility closures, severance and
related costs	(10,566)	(4,420)	(14,071)	(10,800)
Antitrust legal and related
costs	(5,385)	-	(26,260)	-

Total operating profit (loss)	$(2,678)	$24,981	$14,678	$83,337

Independent Accountants' Review Report

The Board of Directors and Stockholders
Crompton Corporation

We have reviewed the condensed consolidated balance sheet of Crompton Corporation and subsidiaries (the Company) as of September 30, 2003, the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2003 and 2002, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/ KPMG LLP

KPMG LLP
Stamford, Connecticut
October 21, 2003

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THIRD QUARTER RESULTS

Overview

Consolidated net sales of $559.2 million for the third quarter of 2003 increased 10% from $507.9 million for the comparable period of 2002. The increase was a result of sales attributable to the acquisition of the GE Specialty Chemicals business on July 31, 2003 of 5%, favorable foreign currency translation of 3% and the remainder due to the excess of improved unit volume over slightly lower selling prices. International sales, including U.S. exports, were 50% of total sales, up from 48% for the third quarter of 2002. The increase was primarily due to increased sales in the Asia/Pacific region. For further discussion of sales, see the following discussion of segment results.

Net earnings for the third quarter of 2003 were $80.2 million, or $0.72 per share, as compared to net earnings of $12.6 million, or $0.11 per share, in the third quarter of 2002. Net earnings included a gain on sale of discontinued operations of $111.7 million, or $1.00 per share, and earnings from discontinued operations for the month of July of 2003 of $3.1 million, or $0.03 per share, as compared to earnings from discontinued operations of $14.9 million, or $0.13 per share, for the third quarter of 2002. The loss from continuing operations of $34.5 million, or $0.31 per share, compared to a loss of $2.3 million, or $0.02 per share, for the third quarter of 2002. The loss from continuing operations for the third quarter of 2003 included pre-tax charges of $24.7 million for the loss on early extinguishment of debt, $10.6 million for facility closures, severance and related costs and $5.4 million for antitrust legal and related costs. The loss from continuing operations for the third quarter of 2002 included pre-tax charges of $4.4 million for facility closures, severance and related costs. The third quarter losses from continuing operations for 2003 and 2002 also included pre-tax overhead expenses previously absorbed by the OrganoSilicones business unit of $1.2 million and $2.9 million, respectively.

Gross profit as a percentage of sales was 26.6% for the third quarter of 2003 as compared to 31.2% for the comparable period of 2002. Gross profit declined by $9.6 million mainly due to increased raw material and energy costs of $17.8 million, offset in part by the gross profit from the newly acquired GE Specialty Chemicals business of $7.2 million. Polymer additives and the refined products portion of the other segment were the reporting segments that were most adversely affected by the increased raw material and energy costs. The newly acquired GE Specialty Chemicals business is included within the plastic additives business in the polymer additives reporting segment.

In addition to reporting depreciation and amortization on a separate line in the statement of operations, the gross profit of the Company may not be comparable to those of other entities since certain companies include shipping and handling expenses in cost of products sold, while other companies, including Crompton, include such expenses in selling, general and administrative expenses. The amounts of such costs included in selling, general and administrative expenses by the Company were $21.1 million and $17.3 million for the third quarters of 2003 and 2002, respectively.

Operating loss for the third quarter of 2003 was $2.7 million compared to an operating profit of $25.0 million for the third quarter of 2002. The decrease of $27.7 million was primarily due to lower gross profit of $9.6 million, higher facility closures, severance and related costs of $6.1 million, antitrust legal and related costs of $5.4 million, higher selling, general and administrative expenses of $3.6 million and increased depreciation and amortization of $3.1 million.

Polymer Products

Polymer additives sales of $311.2 million were up 9% from the prior year due primarily to the acquisition of GE's Specialty Chemicals business on July 31, 2003. Excluding the acquired business, the impact of favorable foreign currency translation of 3% was offset by a decline in unit volume of 2% and lower selling prices of 1%. Plastic additives sales were up 21% mainly as a result of the acquisition of the GE Specialty Chemicals business. Rubber additives sales declined 13% due mainly to reduced unit volume and lower selling prices. Urethane and petroleum additives sales each rose 2% due primarily to favorable foreign currency translation. Operating profit of $4.9 million was down 81% from the third quarter of 2002 due mainly to increased costs, lower selling prices and an unfavorable sales mix, partially offset by profit from the newly acquired business. Higher costs were mainly attributable to increased raw material/energy costs, higher allocated overhead and other expenses, and reduced plant throughput, offset in part by cost saving initiatives. The higher allocated overhead expenses were primarily due to a reallocation of costs previously absorbed by the OrganoSilicones business sold on July 31, 2003.

Polymers sales of $74.7 million were up 11% from the prior year due to increased unit volume of 15% and favorable foreign currency translation of 2%, offset in part by reduced selling prices of 6%. EPDM sales rose 20% mainly as a result of higher unit volume, offset in part by lower selling prices. Urethanes sales were up 2% due primarily to favorable foreign currency translation. Operating profit of $6.4 million was down 40% from the prior year mainly as a result of lower EPDM selling prices and increased raw material/energy costs, offset in part by higher EPDM unit volume.

Polymer processing equipment sales of $38.2 million were up 5% from the third quarter of 2002 due to favorable foreign currency translation of 4% and improved pricing of 2%, offset in part by reduced unit volume of 1%. The operating loss of $0.3 million was favorable versus the prior year by $6.1 million due mainly to the absence of a prior year warranty claim settlement, lower operating expenses and favorable selling prices. The backlog at the end of September 2003 of $70 million was down $6 million from the end of 2002.

Specialty Products

Crop protection sales of $77.9 million were up 17% from the prior year due to higher unit volume of 13%, favorable foreign currency translation of 3% and increased selling prices of 1%. Operating profit of $17.0 million rose 12% from the prior year mainly as a result of increased unit volume, partially offset by the absence of prior year non-recurring income and higher allocated overhead expenses.

Other sales of $60.6 million were up 7% from the third quarter of 2002 due to a 3% improvement in both selling prices and foreign currency translation and higher unit volume of 1%. The operating loss of $0.2 million was unfavorable versus the prior year by $2.0 million due primarily to increased raw material costs and higher allocated overhead expenses, offset in part by increased selling prices.

Discontinued Operations

Earnings from discontinued operations for the third quarter of 2003 included one month of results of the OrganoSilicones business versus three months in 2002. Such earnings from discontinued operations were $3.1 million (net of income taxes of $1.0 million) in 2003 and $14.9 million (net of income taxes of $3.7 million) in 2002. Earnings from discontinued operations do not include any allocation of general overhead expenses.

General Corporate Expense

General corporate expense includes costs and expenses (including amortization) that are of a general corporate nature or managed on a corporate basis. These costs are primarily for corporate administration services, costs related to corporate headquarters and costs of management compensation plans related to executives and corporate managers. General corporate expense of $13.2 million decreased $1.6 million from the third quarter of 2002. This decrease was primarily due to the absence of a prior year loss on the Company's equity derivative contract and lower expenses related to its long-term incentive plans, offset in part by increased environmental related legal expenses, higher amortization expense and other additional costs.

Unabsorbed Overhead Expense from Discontinued Operations

Unabsorbed overhead expense from discontinued operations represents general overhead costs which were previously absorbed by the OrganoSilicones business unit.

Other

Selling, general and administrative expenses of $91.5 million increased $3.6 million versus the third quarter of 2002 primarily due to expenses associated with the newly acquired GE Specialty Chemicals business. Depreciation and amortization of $30.3 million increased $3.1 million primarily due to depreciation and amortization expense associated with the newly acquired GE Specialty Chemicals business and increased depreciation as a result of a higher fixed capital base. Research and development costs of $12.8 million decreased by $0.5 million. The equity loss of $1.1 million was unfavorable versus the prior year by $0.3 million.

Facility closures, severance and related costs were $10.6 million as compared to $4.4 million in the third quarter of 2002. The 2003 costs were for severance costs primarily related to the new cost savings program initiated during the third quarter. The 2002 costs were primarily for severance costs and were the result of the cost reduction initiative that began in 2001 and the relocation of the Company's corporate headquarters that began in 2002.

The Company incurred antitrust legal and related costs of $5.4 million during the third quarter of 2003 and did not incur any antitrust legal costs for the comparable period of 2002. Such costs were primarily for legal costs associated with antitrust investigations and related civil lawsuits.

The Company recorded a loss on early extinguishment of debt of $24.7 million during the third quarter of 2003. This loss was the result of the repurchase of $250 million of the Company's 8.5% notes utilizing proceeds from the transaction with GE.

Interest expense decreased 18% primarily due to the repayment of debt during the third quarter of 2003.

Other expense, net, of $3.4 million for the third quarter of 2003 increased slightly from $3.2 million for the comparable period of 2002.

The effective income tax benefit rate remained at 33% from the comparable quarter of 2002.

YEAR-TO-DATE RESULTS

Overview

Consolidated net sales of $1.62 billion for the first nine months of 2003 increased 1% from $1.61 billion for the comparable period of 2002. The increase was primarily the result of favorable foreign currency translation of 4% and the GE Specialty Chemicals acquisition of 2%, partially offset by the impact of lower unit volume of 4% and lower pricing of 1%. International sales, including U.S. exports, were 50% of total sales, up from 47% for the first nine months of 2002. The increase was primarily due to the strengthening of the Euro versus the U.S. dollar and increased sales in the Asia/Pacific region. For further discussion of sales, see the following discussion of segment results.

Net earnings for the first nine months of 2003 were $77.0 million, or $0.68 per share, as compared to a net loss of $285.9 million, or $2.52 per share, for the first nine months of 2002. Net earnings for the first nine months of 2003 included a gain on sale of discontinued operations of $111.7 million, or $0.99 per share, and earnings from discontinued operations of $26.3 million, or $0.23 per share, as compared to earnings from discontinued operations of $33.7 million, or $0.29 per share, for the first nine months of 2002. Net earnings for the first nine months of 2003 also included a cumulative effect of accounting change of $0.4 million, related to the implementation of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" and the net loss for the first nine months of 2002 included a cumulative effect of accounting change for the impairment of goodwill of $299 million. The loss from continuing operations of $60.6 million, or $0.54 per share, compared to a loss of $20.6 million, or $0.18 per share, for the first nine months of 2002. The loss from continuing operations for the first nine months of 2003 included pre-tax charges of $26.3 million for antitrust legal and related costs, $14.1 million for facility closures, severance and related costs and a loss of $24.7 million on early extinguishment of debt. The loss from continuing operations for the first nine months of 2002 included pre-tax charges of $34.7 million for the loss on the sale of the industrial specialties business unit and $10.8 million for facility closures, severance and related costs. The losses from continuing operations for the first nine months of 2003 and 2002 also included pre-tax overhead expenses previously absorbed by the OrganoSilicones business unit of $8.4 million and $9.2 million, respectively.

Gross profit as a percentage of sales was 26.7% for the first nine months of 2003 as compared to 30.0% for the first nine months of 2002. Gross profit decreased by $48.7 million due mainly to increased raw material and energy costs of $46.2 million, the divestiture of the industrial specialties business unit in June 2002 of $21.3 million, lower selling prices of $10.3 million as well as higher environmental costs and the absence of prior year vendor settlement credits totaling $6.3 million. Partially offsetting these unfavorable items were $14.5 million of savings attributable to cost reduction initiatives, favorable foreign currency translation of $13.0 million, lower manufacturing costs due to increased plant throughput of $12.4 million and the gross profit from the newly acquired GE Specialty Chemicals business of $7.2 million. The business segments most unfavorably impacted by the increased raw material and energy costs were polymer additives, polymers and the refined products portion of the other segment. The decrease in selling prices was mainly attributed to the polymers and polymer additives segments, offset in part by improvements in the refined products portion of the other segment and polymer processing equipment. Polymer additives and crop protection were most affected by the higher environmental costs and the absence of prior year vendor settlement credits. Polymer additives and polymers benefited the most from cost reductions attributed to savings initiatives and increased throughput. All segments benefited from the impact of favorable foreign currency.

In addition to reporting depreciation and amortization on a separate line in the statement of operations, the gross profit of the Company may not be comparable to those of other entities since certain companies include shipping and handling expenses in cost of products sold, while other companies, including Crompton Corporation, include such expenses in selling, general and administrative expenses. The amounts of such costs included in selling, general and administrative expenses by the Company were $60.5 million and

$54.2 million for the first nine months of 2003 and 2002, respectively.

Operating profit was $14.7 million for the first nine months of 2003 compared to operating profit of $83.3 million for the comparable period of 2002. Contributing to the $68.7 million decrease were lower gross profit of $48.7 million, antitrust legal and related costs of $26.3 million and higher facility closures, severance and related costs of $3.3 million. These negative factors were offset in part by lower research and development costs of $3.4 million, increased equity income of $3.3 million, lower selling, general and administrative expenses of $1.8 million, and reduced depreciation and amortization of $1.1 million.

Polymer Products

Polymer additives sales of $907.3 million were up 8% from the prior year due mainly to favorable foreign currency translation of 4%, the GE Specialty Chemicals acquisition of 3% and higher unit volume of 2%, partially offset by lower selling prices of 1%. Plastic additives sales rose 14% due primarily to the GE Specialty Chemicals acquisition and favorable foreign currency translation. Urethane and petroleum additives sales were up 11% and 5%, respectively, due mainly to favorable foreign currency translation and increased demand. Rubber additives sales were down 9% mainly as a result of lower selling prices. Operating profit of $25.3 million declined 59% from the prior year due mainly to higher costs, lower selling prices and an unfavorable sales mix. The increase in costs was mainly the result of higher raw material/energy costs, increased allocated overhead and other expenses, offset in part by savings from cost reduction initiatives and increased plant throughput.

Polymers sales of $213.2 million were up 3% from the prior year mainly as a result of increased unit volume of 6% and favorable foreign currency translation of 3%, offset in part by lower selling prices of 6%. EPDM sales were up 3% due mainly to increased demand and favorable foreign currency translation, offset in part by lower selling prices. Urethanes sales rose 3% due primarily to favorable foreign currency translation. Operating profit of $20.5 million was down 35% from the prior year due mainly to reduced EPDM selling prices and increased raw material/energy costs, offset in part by higher unit volume and lower manufacturing costs attributable to increased plant throughput.

Polymer processing equipment sales of $119.9 million were down 8% from the prior year due mainly to continued depressed demand for capital equipment, offset in part by favorable foreign currency translation of 4% and improved selling prices of 3%. Operating profit of $1.7 million was up $10.7 million from the prior year due primarily to lower operating expenses, favorable selling prices and the absence of a prior year warranty claim settlement of $2.0 million, offset in part by the impact of lower unit volume.

Specialty Products

Crop protection sales of $209.8 million were up 11% from the prior year mainly as a result of higher unit volume of 6% and favorable foreign currency translation of 5%. Operating profit of $50.8 million rose 1% from the prior year due primarily to higher unit volume and an increase in joint venture equity income of $3.2 million, offset in part by increased operating expenses, including higher allocated overhead, and the absence of prior year non-recurring income of $1.6 million.

Other sales of $184.3 million were down 27% from the prior year due mainly to the divestment of the industrial specialties business in June 2002. Sales of the remaining refined products business were up 7% mainly as a result of favorable foreign currency translation and increased selling prices. The operating loss of $0.4 million was unfavorable versus the prior year by $7.8 million, of which $3.4 million related to the divestiture of the industrial specialties business with the balance due primarily to increased raw material costs and higher environmental related expenses, offset in part by increased selling prices.

Discontinued Operations

Earnings from discontinued operations for the first nine months of 2003 included seven months of results of the OrganoSilicones business compared to nine months for the same period in 2002. These earnings were $26.3 million (net of income taxes of $9.0 million) in 2003 and $33.7 million (net of income taxes of $8.4 million) in 2002. Earnings from discontinued operations do not include any allocation of general overhead expenses.

General Corporate Expense

General corporate expense includes costs and expenses (including amortization) that are of a general corporate nature or managed on a corporate basis. These costs are primarily for corporate administration services, costs related to corporate headquarters and costs of management compensation plans related to executives and corporate managers. The decline for the first nine months of 2003 versus the comparable period of 2002 of $4.4 million was primarily due to reduced expenses related to the Company's long-term incentive plans of $6.9 million, partially offset by increased environmental related legal expenses of $1.9 million.

Unabsorbed Overhead Expense from Discontinued Operations

Unabsorbed overhead expense from discontinued operations represents general overhead costs which were previously absorbed by the OrganoSilicones business unit.

Other

Selling, general and administrative expenses of $263.6 million for the first nine months of 2003 declined by $1.8 million compared to the comparable period of 2002. The major factors contributing to the change were decreases related to the divested industrial specialties business unit of $10.8 million and lower expenses related to long-term incentive plans of $6.9 million, versus increases for environmental related legal expenses of $7.7 million and unfavorable foreign currency translation of $11.4 million. Depreciation and amortization of $84.8 million decreased by $1.1 million due primarily to the elimination of $4.6 million relating to the divested industrial specialties business unit, offset in part by increased depreciation from a higher capital base. Research and development costs declined by $3.4 million to $37.6 million due primarily to the divestiture of the industrial specialties business unit. Equity income of $6.8 million increased $3.3 million due mainly to increased earnings associated with the Gustafson seed treatment joint venture.

Facility closures, severance and related costs were $14.1 million as compared to $10.8 million for the first nine months of 2002. These costs were primarily for severance and were the result of the cost reduction initiative that began in 2001, the relocation of the Company's corporate headquarters that began in 2002 and the new cost reduction program initiated during the third quarter of 2003.

The Company incurred antitrust legal and related costs of $26.3 million for the first nine months of 2003 and did not incur any antitrust investigation costs for the comparable period of 2002. Such costs were primarily for legal costs associated with antitrust investigations and related civil lawsuits.

The Company recorded a loss on early extinguishment of debt of $24.7 million during the third quarter of 2003. This loss was the result of the repurchase of $250 million of the Company's 8.5% notes utilizing proceeds from the transaction with GE.

Interest expense decreased 6% primarily as a result of the repayment of debt during the third quarter of 2003.

Other expense, net, of $7.5 million for the first nine months of 2003 decreased from $40.6 million for the comparable period in 2002. The decrease is primarily the result of the $34.7 million loss reported in 2002 relating to the sale of the industrial specialties business unit.

The effective income tax benefit rate decreased to 33% from 41% for the comparable period of 2002 primarily due to differences in the relative mix of earnings and losses among the various jurisdictions in which the Company operates.

LIQUIDITY AND CAPITAL RESOURCES

On April 24, 2003, the Company entered into an agreement to sell its OrganoSilicones business unit (OrganoSilicones) to a division of General Electric Company (GE) and to acquire GE's Specialty Chemicals business. The transaction closed on July 31, 2003 and resulted in a gain of $111.7 million (net of income taxes of $175.3 million). The Company received $643.1 million in cash and acquired the GE Specialty Chemicals business with a value of $160 million. In addition, the Company will receive contingent quarterly payments for three years after the closing date. The total of such payments will be a minimum of $105 million and a maximum of $250 million. The Company has used proceeds from this transaction primarily to reduce indebtedness. On July 31, 2003, the Company reduced the borrowings under its domestic credit facility from $294 million to zero and in August of 2003, the Company repurchased $250 million of its 8.5% notes and paid down the $61.3 million balance of its EURIBOR based bank loans. Cash during the quarter increased $31.4 million to $49.8 million at September 30, 2003. For more information, see the Discontinued Operations footnote included in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

As a result of the repurchase of $250 million of its 8.5% notes in August 2003, the Company recorded a loss on early extinguishment of debt of $24.7 million. Included in this loss is a premium of $23.8 million and a write-off of $0.9 million related to the unamortized discount and debt issuance costs related to the notes repurchased.

The September 30, 2003 working capital balance of $144 million decreased $222 million from the year-end 2002 balance of $366 million, and the current ratio decreased to 1.2 from 1.5. The decreases in working capital and the current ratio were primarily due to a decrease in assets held for sale resulting from the sale of OrganoSilicones, partially offset by an increase in cash due to proceeds from the sale of OrganoSilicones, increases in accounts receivable, inventory and other current assets resulting in part from the acquisition of the GE Specialty Chemicals business and decreases in accounts payable and liabilities held for sale. Average days sales in receivables from continuing operations increased to 27 days for the first nine months of 2003, versus 22 days for the first nine months of 2002. Excluding the accounts receivable securitization programs, average days sales in receivables from continuing operations decreased slightly to 64 days for the first nine months of 2003, versus 65 days for the first nine months of 2002. Average inventory turnover from continuing operations of 4.1 was unchanged from the same period of 2002.

Net cash used in operations of $18.0 million decreased $178.6 million from $160.6 million of net cash provided by operations for the first nine months of 2002. The decrease was primarily the result of a decrease in earnings after adjusting both periods for the gain and loss on the sale of businesses and the cumulative effect of accounting changes, a decrease in proceeds from accounts receivable securitization, a smaller decrease in inventory and a larger decrease in accounts payable as compared to 2002, and a $50 million federal income tax refund in 2002, partially offset by a decrease in accounts receivable as compared to 2002. The Company's debt to total book capital ratio decreased to 71% as of September 30, 2003 from 86% at year-end 2002. The decrease is due to a decrease in debt and an increase in stockholders' equity, both of which were significantly impacted by the transaction with GE. The Company's future liquidity needs are expected to be financed from operations.

The Company has a five-year credit facility of $300 million, which is scheduled to mature in October 2004. Borrowings on this facility are at various rate options to be determined on the date of borrowing. Borrowings under this agreement amounted to $25 million at September 30, 2003 and carried an interest rate of 2.95%. On April 1, 2003, the Company utilized its credit facility to repay its 6.6% notes due in 2003 of $165 million. On July 31, 2003, the Company utilized a portion of the proceeds from the transaction with GE to reduce the borrowings under its credit facility from $294 million to zero. The Company is required to report to the lenders, on a quarterly basis, compliance with certain financial covenants. Under the covenants, the Company is required to maintain a leverage ratio (adjusted total debt to adjusted earnings before interest, taxes, depreciation and amortization ("Bank EBITDA"), with the adjustments to both debt and earnings being made in accordance with the terms of the revolving credit facility agreement) and an interest coverage ratio (Bank EBITDA to interest expense). The Company also provides a security interest in certain domestic personal property not to exceed 10% of consolidated net tangible assets. As a result of the waiver and amendments to the credit facility agreement dated October 17, 2003 and November 10, 2003, the leverage and interest coverage ratio covenants were modified to allow for more latitude for the third and future quarters. The Company was in compliance with the amended financial covenants of its credit facility at September 30, 2003. The Company's five-year credit facility and the amendments thereto have been filed as exhibits to the Company's filings with the Securities and Exchange Commission.

In addition, the Company has an accounts receivable securitization program to sell up to $150 million of domestic accounts receivable to agent banks. As of September 30, 2003, $121.9 million of accounts receivable had been sold under this program. In addition, the Company's European subsidiaries have two separate programs to sell their eligible accounts receivable to agent banks. As of September 30, 2003, $96.8 million of international accounts receivable had been sold under these programs.

The Company has standby letters of credit and guarantees with various financial institutions. At September 30, 2003, the Company had $49 million of outstanding letters of credit and guarantees primarily related to its environmental remediation liabilities, insurance obligations and a potential foreign tax exposure.

In July 2003, the Company announced a new cost reduction program to eliminate, at a minimum, overhead expenses previously absorbed by the OrganoSilicones business. In October 2003, the Company announced that this cost reduction program would result in approximately $40 million of annual pre-tax cost savings in 2004, of which approximately $14 million will be in cost of products sold, $22 million in selling, general and administrative expenses (SG&A) and $4 million in research and development (R&D). In order to achieve its goal, the Company will reduce its global workforce by approximately 375 positions. This workforce reduction will result in cash related charges expected to range from $15 to $18 million primarily during the second half of 2003. During the third quarter of 2003, the Company recorded a pre-tax charge for severance costs related to this program of $10.4 million to facility closures, severance and related costs in the condensed consolidated statement of operations. The majority of the severance payments will be made over a period of time, thus future cash payments will begin during the fourth quarter of 2003 with the majority being paid in 2004. Such payments are expected to be funded from operations.

For the first nine months of 2003, as a result of the Company's cost reduction initiative that began in 2001 and the relocation of the corporate headquarters that began in 2002, the Company recorded a charge for facility closures, severance and related costs of $3.6 million. This charge is primarily for severance costs related to the relocation of the corporate headquarters. The Company estimates costs for the corporate relocation to range from $4 to $5 million in 2003 and expects the relocation to be substantially completed by the end of the year. As of September 30, 2003, the Company had accruals of $12.8 million for severance and related costs, $2.5 million for other facility closure costs and $0.3 million for facility closure and maintenance costs related to the Freeport facility. The Company expects future cash payments against these accruals to approximate $8 million in the fourth quarter of 2003, $7 million in 2004 and $0.6 million in 2005. For further information, refer to the Facility Closures, Severance and Related Costs footnote included in the Notes to Condensed Consolidated Financial Statements.

The Company expected to realize approximately $60 million of annual pre-tax cost savings as a result of the original 2001 cost reduction initiative, which it achieved as of December 31, 2002. In 2002, approximately $25 million of these savings were realized in cost of products sold, $7 million in SG&A, $1 million in R&D, $2 million in depreciation expense and $22 million in earnings from discontinued operations. The Company's 2001 initiative became an ongoing program and for the first nine months of 2003, the Company realized approximately $20.3 million of additional savings, of which approximately $14.5 million was in cost of products sold and $5.8 million was in SG&A. Furthermore, the Company expects to realize additional savings of approximately $4 to $6 million during the fourth quarter of 2003, of which approximately $1 million will be in SG&A and the remainder will be in cost of products sold. The Company also expects to realize cost savings of approximately $3 million by the end of 2003 and an additional $5 million in 2004, primarily in SG&A, as a result of the relocation of its corporate headquarters. For the first nine months of 2003, the Company realized approximately $2.3 million of these savings. All cost savings, both estimated and actual, are reported net of any increased expenses or the impact of reduced revenues.

Capital expenditures for the first nine months of 2003 amounted to $55.1 million as compared to $60.5 million during the same period of 2002. The decrease is primarily due to timing with respect to certain capital spending projects. Capital expenditures are expected to approximate $85 million in 2003, primarily for the Company's replacement needs and improvement of domestic and foreign facilities. This decrease from the Company's previous estimate of $85 to $100 million is primarily due to the sale of OrganoSilicones in July 2003.

ANTITRUST INVESTIGATION COSTS AND RELATED MATTERS

The Company and certain of its subsidiaries, together with other domestic and foreign companies, are the subject of coordinated criminal investigations being conducted by the United States Department of Justice and the Canadian Competition Bureau and a coordinated civil investigation being conducted by the European Commission with respect to possible antitrust violations relating to the sale and marketing of certain products, including certain rubber processing chemicals, ethylene propylene diene monomer (EPDM) and heat stabilizers. In addition, the Company, individually or together with certain of its subsidiaries and other companies, is a defendant in certain federal and state class action lawsuits involving the sale of rubber chemicals, EPDM and plastic additives, including heat stabilizers, impact modifiers and processing aids. The Company and certain of its officers and directors are also defendants in certain securities class action lawsuits in connection with the

Company's presentation of profits involving rubber chemicals in certain of its financial statements. The Company and its board of directors are defendants in a shareholder derivative lawsuit alleging that the Company's directors breached their fiduciary duties in connection with the Company's presentation of profits involving rubber chemicals in certain of its financial statements. The resolution of any possible antitrust violations against the Company and certain of its subsidiaries and the resolution of any civil claims now pending or hereafter asserted against them may have a material adverse effect on the Company's financial condition, results of operations and prospects. See "Part II, Item 1. Legal Proceedings" of this Form 10-Q for additional information regarding such matters.

CRITICAL ACCOUNTING AREAS

Preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements. The Company's estimates are based on historical experience and currently available information. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies Footnote in the Company's Annual Report, incorporated by reference in Form 10-K for the fiscal year ended December 31, 2002, and the customer rebate program summarized below, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management's estimates. There have been no significant changes in the Company's critical accounting estimates during the first nine months of 2003.

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

Effective January 1, 2003, the Company adopted the provisions of Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 requires companies to record exit or disposal costs when they are incurred and to initially measure these costs at fair value. Statement No. 146 also requires that recorded liabilities be adjusted in future periods to reflect changes in timing or estimated cash flows. The provisions of Statement No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The adoption of Statement No. 146 has not had a material impact on the Company's accounting for facility closures, severance and related costs as of September 30, 2003.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 requires existing unconsolidated variable interest entities (VIEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. The Interpretation applies immediately to VIEs created after January 31, 2003 and to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003, the Interpretation applies for periods beginning after June 15, 2003. The Company has no unconsolidated VIEs and therefore its condensed consolidated financial statements are in compliance with the requirements of Interpretation No. 46 at September 30, 2003.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." Statement No. 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 149 is effective for contracts entered into or modified, and for hedging relationships designated, after June 30, 2003. The Company has applied the provisions of Statement No. 149 which has not had a material impact on its earnings or financial position.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The guidance in Statement No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has applied the provisions of Statement No. 150 which has not had a material impact on its earnings or financial position.

In May 2003, the FASB issued Emerging Issues Task Force No. 01-8, "Determining Whether an Arrangement is a Lease." EITF No. 01-8 requires both parties to an arrangement to determine whether a service contract or similar arrangement is or includes a lease within the scope of FASB Statement No. 13, "Accounting for Leases". The focus of EITF No. 01-8 is on agreements conveying the right to use property, plant, or equipment. The provisions of EITF No. 01-8 are effective for all new or modified arrangements beginning after May 28, 2003. The Company has performed a review and has concluded that it has not entered into or modified any arrangements since May 28, 2003 that meet the provisions of EITF No. 01-8.

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

Each quarter, the Company evaluates and reviews estimates for future remediation, and maintenance and management costs directly related to remediation, to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. As of September 30, 2003, the Company's reserves for environmental remediation activities totaled $123.0 million. It is possible that the Company's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

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

The fair market value of long-term debt is subject to interest rate risk. The Company's long-term debt amounted to $780 million at September 30, 2003. The fair market value of such debt as of September 30, 2003 was $811 million, which has been determined primarily based on quoted market prices.

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

Antitrust Investigations and Related Matters

Antitrust Investigations

The Company and certain of its subsidiaries, together with other domestic and foreign companies, continue to be the subject of coordinated criminal investigations being conducted by the United States Department of Justice (the "DOJ") and the Canadian Competition Bureau (the "CCB") and a coordinated civil investigation being conducted by the European Commission (together with the DOJ and the CCB, the "Governmental Authorities") with respect to possible antitrust violations relating to the sale and marketing of certain products, including certain rubber processing chemicals, ethylene propylene diene monomer (EPDM) and heat stabilizers, including tin-based stabilizers and precursors, mixed metal stabilizers and epoxidized soybean oil (ESBO). Such investigations concern possible anticompetitive practices, including price fixing and customer or market allocations, undertaken by the Company and such subsidiaries and certain of their officers and employees. The Company is actively cooperating with the Governmental Authorities regarding such investigations. Since inception of the investigations, the Company has been conducting its own internal investigation with the assistance of special counsel. To date, no charges have been brought against the Company, any of its subsidiaries, or any individual officer or employee in connection with the investigations.

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

The Company and its special counsel assisting in the investigation have substantially completed their review of the matters under investigation by the Governmental Authorities as well as all other areas of the Company's business and products to determine compliance with applicable antitrust law and with the Company's antitrust guidelines and policies. In addition, the Company has substantially completed its internal investigation of any improper or criminal conduct by current and former officers and employees of the Company and its affected subsidiaries.

The resolution of any possible antitrust violations against the Company and certain of its subsidiaries and the resolution of any civil claims now pending or hereafter asserted against them may have a material adverse effect on the Company's financial condition, results of operations and prospects. No assurances can be given regarding the outcome or timing of these matters. The Company has incurred antitrust investigation costs of $6.3 million (pre-tax) through December 31, 2002 and, since such date, $26.3 million (pre-tax) through September 30, 2003. The Company expects to continue to incur substantial costs until all antitrust investigations are concluded and civil claims are resolved.

Civil Lawsuits

Federal Antitrust Class Actions.

The Company, individually or together with certain of its subsidiaries and other companies, is a defendant in certain direct purchaser class action lawsuits filed in federal courts during the period from late March, 2003 through November 3, 2003 involving the sale of rubber chemicals, EPDM and plastic additives, including heat stabilizers, impact modifiers and processing aids. With respect to rubber chemicals, the Company, its subsidiary Uniroyal Chemical Company, Inc. and other companies are defendants in a consolidated class action lawsuit filed in California, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased rubber chemicals in the United States directly from any of the defendants, or any present or former parent, subsidiary or affiliate, at any time during the period from January 1, 1994 through the present. The consolidated class action lawsuit consolidates six previously pending rubber chemicals class action lawsuits filed in California. One previously pending rubber chemicals class action lawsuit filed in California has been dismissed. With respect to EPDM, the Company, individually or together with Uniroyal Chemical Company, Inc. and other companies, is a defendant in eleven class action lawsuits filed in California, Connecticut, New Jersey and New York that have been transferred to the United States District Court, District of Connecticut, and coordinated for pretrial purposes by the Judicial Panel on Multidistrict Litigation. Plaintiffs have filed these lawsuits on behalf of themselves and a class consisting of all individuals and entities who purchased EPDM in the United States directly from the defendants, their alleged co-conspirators, predecessors or controlled subsidiaries during various periods with the earliest period commencing on January 1, 1994. Two previously pending EPDM class action lawsuits filed in California have been dismissed. With respect to plastic additives, the Company and other companies are defendants in a consolidated class action lawsuit filed in Pennsylvania, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased plastic additives in the United States directly from any of the defendants or from any predecessors, parents, subsidiaries, or affiliates at any time during the period from January 1, 1990 to and including January 31, 2003. The consolidated class action lawsuit consolidates seven previously pending plastic additives class action lawsuits filed in Pennsylvania.

The complaints in these actions principally allege that the defendants conspired to fix, raise, maintain or stabilize prices for rubber chemicals, EPDM or plastic additives, as applicable, sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such anticompetitive activities. The plaintiffs seek, among other things, treble damages of unspecified amounts, costs (including attorneys' fees) and injunctive relief preventing further violations of the Sherman Act.

State Antitrust Class Actions.

With respect to rubber chemicals, the Company and certain of its subsidiaries along with other companies, are defendants in fifteen pending putative indirect purchaser class action lawsuits filed during the period from October, 2002 through December, 2002 in state courts in fourteen states. The putative class in each of the actions comprises all persons within each of the applicable states who purchased tires other than for resale that were manufactured using rubber processing chemicals sold by the defendants since 1994. The complaints principally allege that the defendants agreed to fix, raise, stabilize and maintain the price of rubber processing chemicals used as part of the tire manufacturing process in violation of state antitrust and consumer protection laws and that this caused injury to individuals who paid more to purchase tires as a result of such anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, interest and attorneys' fees and costs. The Company and its defendant subsidiaries have filed motions to dismiss on substantive and personal jurisdictional grounds or answers with respect to each of these actions. Two of the rubber chemicals class action lawsuits filed in California have been ordered to be consolidated in California. Five previously pending rubber chemicals class action lawsuits filed in Nebraska, New Mexico, North Dakota, Wisconsin and Washington D.C. have been dismissed.

With respect to EPDM, the Company is a defendant in a consolidated indirect purchaser class action lawsuit, filed on October 31, 2003 in California. The consolidated class action lawsuit consolidates three previously pending indirect purchaser class action lawsuits filed in California. The putative class in this action comprises all persons or entities in California who indirectly purchased EPDM at any time from at least January 1, 1994 to the present. The complaint principally alleges that the Company conspired to fix, raise, stabilize and maintain the price of EPDM and allocate markets and customers in the United States and California in violation of California's Cartwright Act and Unfair Competition Act and that this caused injury to purchasers who paid more to purchase, indirectly, EPDM as a result of such anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, costs (including attorneys' fees) and disgorgement of profit.

With respect to plastic additives, the Company and other companies are defendants in a direct purchaser class action lawsuit, filed on April 8, 2003 in Ohio, by a plaintiff on behalf of itself and a class consisting of all individuals and entities that purchased polyvinyl chloride ("PVC") modifiers directly from the defendants in Ohio since 1999. The complaint principally alleges that the defendants and co-conspirators agreed to fix, raise, stabilize and maintain the price of PVC modifiers in violation of Ohio's Valentine Act and that this caused injury to purchasers who paid more to purchase PVC modifiers as a result of such anticompetitive activities. The plaintiff seeks, among other things, treble damages of an unspecified amount, costs (including attorneys' fees) and injunctive relief preventing the defendants from continuing the unlawful activities alleged in the complaint. The Company has filed joint motions to dismiss with respect to this action. A decision on the Company's joint motions to dismiss is pending.

Federal Securities Class Actions.

Between July 18, 2003 and September 5, 2003, plaintiffs, on behalf of all purchasers of the Company's stock during the period from October 26, 1998 through October 8, 2002, filed three federal securities class action lawsuits in California against the Company and certain of its officers and directors. The complaints principally allege that the defendants caused the Company's shares to trade at artificially inflated levels through the issuance of false and misleading financial statements in violation of federal securities laws by inflating profits as a result of engaging in an illegal price-fixing conspiracy with respect to rubber chemicals and that this wrongful conduct caused injury to the plaintiffs who paid artificially inflated prices in connection with their purchase of the Company's publicly traded securities. The plaintiffs seek, among other things, damages of unspecified amounts, interest and attorneys' fees and costs. The plaintiffs have filed requests for voluntary dismissals without prejudice in each of these California actions.

Plaintiffs filed two additional federal class action lawsuits containing substantially similar allegations in Connecticut. Plaintiffs filed a sixth class action lawsuit in Connecticut state court on behalf of those persons or entities who acquired the Company's common stock in connection with the Company's merger with Witco Corp. This action has been removed to Connecticut federal court. The complaint principally alleges that the defendants breached their fiduciary duties by causing the Company's shares to trade at artificially inflated levels through the issuance of false and misleading financial statements in violation of federal securities laws by inflating profits as a result of engaging in an illegal price-fixing conspiracy with respect to rubber chemicals. The plaintiffs contend that this wrongful conduct caused them injury by causing them to exchange their Witco shares at artificially inflated prices and inducing them to accept as consideration for their Witco shares, shares in a new company whose balance sheet did not reflect its true liabilities. The plaintiffs seek, among other things, damages of an unspecified amount, interest and attorneys' fees and costs. The three Connecticut actions have been ordered to be consolidated in Connecticut federal court.

Shareholder Derivative Lawsuit.

The Company and its board of directors are defendants in a shareholder derivative lawsuit, filed on August 25, 2003 in Connecticut, nominally brought on behalf of the Company. The complaint principally alleges that the Company's directors breached their fiduciary duties by causing the Company's shares to trade at artificially inflated levels through the issuance of false and misleading financial statements by inflating profits as a result of engaging in an illegal price-fixing conspiracy with respect to rubber chemicals. The plaintiffs contend that this wrongful conduct caused the Company's financial results to be inflated, cost the Company its credibility in the marketplace and market share, and has and will continue to cost the Company millions of dollars in investigative and legal fees. The plaintiffs seek, among other things, punitive damages of an unspecified amount, prejudgment interest and attorneys' fees and costs.

The federal and state actions described above are in early procedural stages of litigation and, accordingly, the Company cannot predict their outcome. The Company and its defendant subsidiaries believe that they have substantial defenses to these actions and intend to defend vigorously all such actions. However, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company's financial condition, results of operations and prospects.

ITEM 6.	Exhibits and Reports on Form 8-K
(a) Exhibits

	Number	Description
10.1

Fifth Amendment and Waiver dated as of October 17, 2003, to the Five-Year Credit Agreement dated as of October 28, 1999, by and among the Registrant, certain subsidiaries of the Registrant, various banks, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Syndication Agent, Citicorp USA, Inc. (as successor to Citibank, N.A. in its capacity as Administrative Agent), as Administrative Agent, and Bank of America, N.A. and Deutsche Bank Securities Inc. (formerly known as Deutsche Bank Alex Brown Inc.) as Co-Documentation Agents.

10.2

Sixth Amendment and Waiver dated as of November 10, 2003, to the Five-Year Credit Agreement dated as of October 28, 1999, by and among the Registrant, certain subsidiaries of the Registrant, various banks, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Syndication Agent, Citicorp USA, Inc. (as successor to Citibank, N.A. in its capacity as Administrative Agent), as Administrative Agent, and Bank of America, N.A. and Deutsche Bank Securities Inc. (formerly known as Deutsche Bank Alex Brown Inc.) as Co-Documentation Agents.

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

(b) The following Reports on Form 8-K have been filed during the third quarter and through the date of this filing:
(i)

Report on Form 8-K dated July 14, 2003, reporting on Item 7 (Financial Statements and Exhibits) and Items 9 and 12 (Regulation FD Disclosure and Disclosure of Results of Operations and Financial Condition); *

(ii)

Report on Form 8-K dated July 31, 2003, reporting on Item 5 (Other Events and Regulation FD Disclosure), Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition); *

	(iii)	Report on Form 8-K/A dated October 14, 2003, reporting on Item 2 (Acquisition and Disposition of Assets) and Item 7 (Financial Statements and Exhibits); and
(iv)

Report on Form 8-K dated October 22, 2003, reporting on Item 5 (Other Events and Regulation FD Disclosure), Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition).*

*

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

Crompton Corporation (Registrant)

Date: November 12, 2003	/s/ MICHAEL F. VAGNINI
Name: Michael F. Vagnini Title: Vice President and Controller (Principal Accounting Officer)

Date: November 12, 2003	/s/ BARRY J. SHAINMAN
Name: Barry J. Shainman Title: Secretary