Form 10-K/A
period 2002-12-31
CROMPTON CORP
filed 2003-12-23
CIK 1091862

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File No. 0-30270

Crompton Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2183153 (I.R.S. Employer Identification Number)

199 Benson Road, Middlebury, Connecticut (Address of principal executive offices)	06749 (Zip Code)

Registrant’s telephone number, including area code: (203) 573-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	New York Stock Exchange

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed as of February 28, 2003, was $536,903,925.

The number of shares of Common Stock of the registrant outstanding as of February 28, 2003, was 114,281,040.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders for fiscal year ended December 31, 2002	Parts I, II and IV
Proxy Statement for Annual Meeting of Stockholders on April 29, 2003	Part III

CROMPTON CORPORATION
AMENDMENT TO ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR-ENDED DECEMBER 31, 2002

EXPLANATORY NOTE

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, this Amendment on Form 10-K/A to the Annual Report on Form 10-K of Crompton Corporation (the “Company”) for the year ended December 31, 2002 is being filed to (i) revise certain disclosures included in the Notes to Consolidated Financial Statements and (ii) revise the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000. The Company has provided an explanation of these revisions below.

Revised Disclosure

The Company has reviewed its accounting treatment of the divestiture of the industrial specialties business unit and determined that the assets of the divested industrial specialties business met the held-for-disposal criteria under FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of,” as of December 31, 2001. Accordingly, the Company has provided additional disclosures related to the sale of the industrial specialties business unit in the Divestitures and Joint Ventures footnote included in the Notes to Consolidated Financial Statements in this Form 10-K/A.

Change in Cash Flow Classification

The Company has reclassified the cash flows from its accounts receivable programs from Cash Flows from Financing Activities to Cash Flows from Operating Activities in its Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000. In addition, the Company has provided additional disclosures related to its accounts receivable programs in the Accounts Receivable Programs footnote included in the Notes to Consolidated Financial Statements.

The revisions described above are reflected in Item 6 “Selected Financial Data” (the net cash provided by operations line), Item 7 “ Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the second paragraph of the Liquidity and Capital Resources section), and Item 8 “Financial Statements and Supplementary Data” of Part II, which are filed herewith. Such revisions have no impact on the Independent Auditor’s Report included in the Company’s Form 10-K for the year ended December 31, 2002 originally filed with the SEC on March 20, 2003.

This Amendment on Form 10-K/A also amends Item 14 “Controls and Procedures” of Part III and Item 15 “Exhibits, Financial Schedules, and Reports on Form 8-K” of Part IV of the Company’s original Form 10-K. The Company’s disclosure in Item 14 has been amended to comply with the SEC rules regarding disclosure controls and procedures adopted in SEC Release No. 33-8238 (June 5, 2003).

This Amendment on Form 10-K/A continues to reflect circumstances as of the date of the original filing on Form 10-K and has not been updated to reflect events that occurred at a later date.

PART II

ITEM 6.     SELECTED FINANCIAL DATA

FIVE YEAR SELECTED FINANCIAL DATA

	(In millions of dollars, except per share data)	2002	2001	2000	1999(a)	1998(a)

	Summary of Operations
	Net sales	$2,546.9	2,718.8	3,038.4	2,092.4	1,796.1
	Gross profit	$792.7	813.5	961.3	731.0	649.9
	Operating profit (loss)	$146.4	(53.6)	268.3	1.4	218.3
	Interest expense	$101.7	109.9	120.4	69.8	78.5
	Other expense (income)	$35.4	25.1	5.5	48.0	(158.9)
	Earnings (loss) before income taxes, extraordinary loss and cumulative effect of accounting change	$9.3	(188.6)	142.4	(116.4)	298.7
	Income taxes (benefit)	$(6.2)	(64.7)	53.1	42.9	115.4
	Earnings (loss) before extraordinary loss and cumulative effect of accounting change	$15.5	(123.9)	89.3	(159.3)	183.3
	Extraordinary loss	$—	—	—	(15.7)	(21.5)
	Cumulative effect of accounting change	$(299.0)	—	—	—	—
	Net earnings (loss)	$(283.5)	(123.9)	89.3	(175.0)	161.8

	After-tax special items (included above):
	Facility closures, severance and related costs	$(14.6)	(75.0)	(15.0)	—	(21.1)
	Antitrust investigation costs	$(3.9)	—	—	—	—
	Impairment of long-lived assets	$—	(50.8)	—	—	—
	Gain (loss) on sale of business units	$(21.1)	(14.1)	—	(38.7)	92.1
	Cumulative effect of accounting change	$(299.0)	—	—	—	—
	Acquired in-process research and development	$—	—	—	(195.0)	—
	Merger and related costs	$—	—	—	(20.6)	—
	Early extinguishment of debt	$—	—	—	(15.7)	(21.5)
	Other	$—	—	—	—	(5.0)
	Total after-tax special items	$(338.6)	(139.9)	(15.0)	(270.0)	44.5

	Per Share Statistics
	Basic
	Earnings (loss) before extraordinary loss and cumulative effect of accounting change	$.13	(1.10)	.78	(1.91)	2.48
	Net earnings (loss)	$(2.50)	(1.10)	.78	(2.10)	2.20
	Diluted
	Earnings (loss) before extraordinary loss and cumulative effect of accounting change	$.13	(1.10)	.78	(1.91)	2.42
	Net earnings (loss)	$(2.45)	(1.10)	.78	(2.10)	2.14
	Dividends	$.20	.20	.20	.10	.05
	Book value	$1.76	4.84	6.69	6.50	.96
Common stock trading range:	High	$13.00	12.19	14.19	21.38	32.81
	Low	$5.44	6.20	6.94	7.13	13.25
	Average shares outstanding (thousands) – Basic	113,568	113,061	113,644	83,507	73,696
	Average shares outstanding (thousands) – Diluted	115,656	113,061	115,165	83,507	75,700

	Financial Position
	Working capital	$95.6	132.5	361.4	141.8	203.4
	Current ratio	1.1	1.2	1.5	1.1	1.5
	Total assets	$2,840.8	3,232.2	3,528.3	3,726.6	1,408.9
	Total debt	$1,267.6	1,422.6	1,506.8	1,391.0	664.2
	Stockholders’ equity	$199.9	547.5	754.0	759.9	66.7
	Total capital employed	$1,467.5	1,970.2	2,260.8	2,150.9	730.9
	Debt to total capital %	86.4	72.2	66.7	64.7	90.9

	Other Statistics
	Net cash provided by operations	$201.8	205.0	210.6	88.6	249.5
	Capital spending	$100.3	136.6	154.8	131.8	66.6
	Depreciation	$133.8	146.7	142.7	89.2	59.4
	Amortization	$12.8	38.9	39.3	27.4	21.1
	Number of employees	6,777	7,340	8,306	8,612	5,536

(a) The Company’s 1998 and 1999 operating results may not be comparable to its operating results in subsequent periods due to the merger of Crompton & Knowles Corporation and Witco Corporation on September 1, 1999.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The December 31, 2002 working capital balance of $95.6 million decreased $36.9 million from the December 31, 2001 balance of $132.5 million, and the current ratio decreased to 1.1 from 1.2 in 2001. The decreases in working capital and the current ratio were primarily due to a decrease in inventory and an increase in accounts payable, partially offset by decreases in notes payable and accrued expenses. Average days sales in receivables decreased to 27 days in 2002, versus 39 days in 2001, primarily due to improved collection efforts and the impact of accounts receivable securitization programs. Excluding the accounts receivable securitization programs, average days sales in receivables decreased to 63 days in 2002 versus 69 days in 2001. Average inventory turnover increased to 3.8 in 2002, compared to 3.4 in 2001, primarily as a result of the Company’s ongoing efforts to reduce its inventory investment.

Net cash provided by operations of $201.8 million decreased $3.3 million from $205.0 million in 2001. The decrease was mainly due to a decline in accounts receivable securitization and less of a reduction in accounts receivable versus 2001, partially offset by a $50 million federal income tax refund resulting from a recent change in tax legislation and improvements in other assets, accounts payable and other liabilities versus 2001. Net cash provided by operations plus proceeds from the sale of the industrial specialties business unit were used primarily to reduce short-term and long-term borrowings, finance capital expenditures and make dividend payments. The Company’s debt to total capital increased to 86% in 2002 from 72% in 2001. The increase is due to the decline in stockholders’ equity resulting principally from the cumulative effect of accounting change of $299 million related to the implementation of FASB Statement No. 142 recorded as of January 1, 2002, partially offset by a reduction of debt of $155 million.

The Company has a five-year revolving credit facility of $400 million available through October 2004. Borrowings on this facility are at various rate options to be determined on the date of borrowing. Borrowings under this facility totaled $25 million at December 31, 2002 and carried an interest rate of 3.56%. The Company had a 364-day revolving credit facility of $125 million that expired in September 2002.

In 2003, the Company will retire $165 million of maturing notes and approximately $57 million of maturing EURIBOR based bank loans. The Company will utilize net cash provided by operations, proceeds from any future divestitures and its credit facility to fund these debt repayments.

The Company also has arrangements with various banks for lines of credit for its international subsidiaries aggregating $30.2 million, of which $4.7 million was outstanding at December 31, 2002.

In addition, the Company has an accounts receivable securitization program to sell up to $200 million of domestic accounts receivable to agent banks. At December 31, 2002, $136.5 million of domestic accounts receivable had been sold under these agreements. On January 17, 2003, the agreement was amended to reduce the program to $150 million of domestic accounts receivable. In addition, the Company’s European subsidiaries have two separate agreements to sell their eligible accounts receivable to agent banks. At December 31, 2002, $101 million of eligible international accounts receivable had been sold under these agreements.

The Company has standby letters of credit and guarantees with various financial institutions. At December 31, 2002, the Company had $57.4 million of outstanding letters of credit and guarantees primarily related to its environmental remediation liabilities, insurance obligations and a potential tax exposure.

The following table summarizes our significant contractual cash obligations as of December 31, 2002. Additional details regarding these items are included in the Indebtedness and Leases footnotes in the Notes to Consolidated Financial Statements.

(In millions)	Payments Due by Period

Contractual Obligations	Total	2003	2004	2005	2006	2007 and Thereafter

Long-term debt	$1,261.8	$222.1	$29.6	$602.4	$152.6	$255.1
Operating leases	124.9	23.5	17.5	14.9	13.0	56.0

	$1,386.7	$245.6	$47.1	$617.3	$165.6	$311.1

On June 28, 2002, the Company sold its industrial specialties business unit (excluding retained accounts receivable and accounts payable, with a net value of approximately $10 million) for $95 million, including cash proceeds of $80 million and a note receivable of $15 million due February 2003. The sale resulted in a pre-tax loss of $34.7 million. The proceeds from this transaction were used to repay indebtedness under the Company’s five-year revolving credit facility.

During 2002, the Company recorded a pre-tax charge of $23.3 million for facility closures, severance and related costs. This charge related primarily to the July 2001 cost reduction initiative and the relocation of the corporate headquarters announced in October of 2001. As of December 31, 2002, the Company’s cost savings initiative successfully reduced annual operating costs by approximately $60 million.

The Company substantially completed the relocation of its corporate headquarters from Greenwich, CT to Middlebury, CT during the fourth quarter of 2002 and entered into a sublease agreement for a portion of the Greenwich facility. The Company estimates that pre-tax charges relating to the move will approximate $13 million, of which approximately $9 million has been expensed to facility closures, severance and related costs as of December 31, 2002. In addition, the Company expects to realize pre-tax savings of approximately $4 million in 2003 and total pre-tax savings of approximately $8 million per year beginning in 2004.

Capital expenditures for 2002 amounted to $100.3 million as compared to $136.6 million in 2001.The decrease is primarily due to an overall reduction in capital spending and the completion in 2001 of facility expansions for OrganoSilicones in Sistersville, West Virginia and Termoli, Italy. Capital expenditures are expected to approximate $115 million in 2003, primarily for the Company’s replacement needs and improvement of domestic and foreign facilities.

ANTITRUST INVESTIGATIONS AND RELATED MATTERS

Antitrust Investigations

The Company and certain of its subsidiaries, together with other domestic and foreign companies, are currently the subject of coordinated criminal investigations being conducted by the United States Department of Justice (the “DOJ”) and the Canadian Competition Bureau (the “CCB”) and a coordinated civil investigation being conducted by the European Commission (together with the DOJ and the CCB, the “Governmental Authorities”) with respect to possible antitrust violations relating to the sale and marketing of certain rubber processing chemicals, ethylene propylene diene monomer (“EPDM”) and heat stabilizers. The investigations concern possible anticompetitive practices, including price fixing and customer or market allocations, undertaken by the Company and such subsidiaries and certain of their officers and employees. According to reports in the press, The Japan Fair Trade Commission (the “JFTC”) is conducting an investigation regarding heat stabilizers, impact modifiers and processing aids for plastic. The Company has not been contacted by the JFTC. The Company is actively cooperating with the Governmental Authorities regarding such investigations. Since inception of the investigations, the Company has been conducting its own internal investigation with the assistance of special counsel. Neither the Company, any of its subsidiaries, nor any individual has, to date, been charged in connection with the investigations.

It is the Company’s understanding that the investigations by the Governmental Authorities are, as previously stated, focused on rubber processing chemicals, including accelerators, antioxidants and antiozonants (with 2002 sales of $206 million), EPDM (with 2002 sales of $135 million), and heat stabilizers, including tin-based stabilizers and precursors, mixed metal stabilizers and epoxidized soybean oil (“ESBO”) (with 2002 sales of approximately $220 million).

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

With respect to EPDM and heat stabilizers, the Company and its affiliates that are subject to the investigations have received from each of the Governmental Authorities verbal or written assurances of conditional amnesty from prosecution and fines. The European Commission’s grant of conditional amnesty with respect to heat stabilizers is presently limited to tin-based stabilizers and their precursors, but the Company expects to be granted conditional amnesty by the European Commission with respect to mixed metal stabilizers and ESBO in the near future. The assurances of management’s discussion and analysis of financial condition and results of operations continued

conditional amnesty are conditioned upon several factors, including continued cooperation with the Governmental Authorities.

As previously stated, the Company is conducting a continuing internal investigation of the matters under investigation by the Governmental Authorities, including a review as to any improper or criminal conduct by current and former officers and employees of the Company and its affected subsidiaries. Further, the Company and its special counsel assisting in the investigation are reviewing all other areas of the Company’s business and products to determine compliance with applicable antitrust law and with the Company’s antitrust guidelines and policies. In connection with the investigations, a senior officer of the Company has been placed on paid administrative leave.

The resolution of any possible antitrust violations against the Company and certain of its subsidiaries and the resolution of any civil claims now pending or hereafter asserted against them may have a material adverse effect on the Company’s financial condition, results of operations and prospects. No assurances can be given regarding the outcome or timing of these matters. Through December 31, 2002, the Company has incurred $6.3 million (pre-tax) of antitrust investigation costs, and expects to continue to incur substantial costs until all antitrust investigations are concluded.

The Company has named a compliance officer who will report to the Chief Executive Officer and the Chairman of the Audit Committee. The primary duties of the compliance officer will be to administer the Company’s compliance program in accordance with policies and procedures adopted by the Board of Directors of the Company.

State Class Actions

The Company and certain of its subsidiaries along with other companies, have been named as defendants in twenty putative indirect purchaser class action lawsuits filed during the period from October, 2002 through December, 2002 in state courts in seventeen states and in the District of Columbia. The putative class in each of the actions comprises all persons within each of the applicable states and the District of Columbia who purchased tires other than for resale that were manufactured using rubber processing chemicals sold by the defendants since 1994. The complaints principally allege that the defendants agreed to fix, raise, stabilize and maintain the price of rubber processing chemicals used as part of the tire manufacturing process in violation of state antitrust and consumer protection laws and that this illegal conspiracy caused injury to individuals who paid more to purchase tires as a result of such anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, interest and attorneys’ fees and costs. The Company and its defendant subsidiaries have filed or intend to file motions to dismiss on substantive and personal jurisdictional grounds or answers with respect to each of these actions.

These actions are in early procedural stages of litigation and, accordingly, the Company cannot predict their outcome. The Company and its defendant subsidiaries believe that they have substantial defenses to these actions and intend to defend vigorously all such actions.

ACCOUNTING DEVELOPMENTS

Effective January 1, 2002, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 141, “Business Combinations” and Statement No. 142, “Goodwill and Other Intangible Assets.” The Company implemented the provisions of Statement No. 141 during the first quarter and completed the implementation of Statement No. 142 during the second quarter. For further details, see the Goodwill and Intangible Assets footnote included in the Notes to Consolidated Financial Statements.

In June 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations.” Statement No. 143 requires companies to record a liability for asset retirement obligations in the period in which a legal obligation is created. Such liabilities are recorded at fair value, with an offsetting increase to the carrying value of the related long-lived assets. In future periods, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Companies are also required to adjust the liability for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. Upon retirement of the long-lived asset, the Company either settles the obligation for its recorded amount or incurs a gain or loss. The provisions of Statement No. 143 are effective for fiscal years beginning after June 15, 2002. The Company is in the process of implementing the provisions of Statement No. 143 and does not expect the implementation to have a material impact on its earnings or financial position.

Effective January 1, 2002, the Company adopted the provisions of Statement No. 144, “Accounting for the Impairment or Disposal

of Long-Lived Assets.” The Company reviewed the provisions of Statement No. 144 and concluded that it is in compliance with the provisions of this Statement and there is no implementation impact.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Statement No. 146 requires companies to record exit or disposal costs when they are incurred and to initially measure these costs at fair value. Statement No. 146 also requires that recorded liabilities be adjusted in future periods to reflect changes in timing or estimated cash flows. The provisions of Statement No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company is in compliance with existing accounting requirements and will adopt the provisions of Statement No.146 effective January 1, 2003.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Statement No. 148 amends Statement No. 123, “Accounting for Stock-Based Compensation,” by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, Statement No. 148 requires expanded disclosures in both interim and annual financial statements about the method used to account for stock-based compensation and the effect on reported results. At December 31, 2002, the Company continued to apply the provisions of Accounting Principles Board Opinion (APB) 25, “Accounting for Stock Issued to Employees,” and has implemented the new disclosure requirements of Statement No. 148, which is included in the Accounting Policies footnote in the Notes to Consolidated Financial Statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee; that is, the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at its inception. The recognition and measurement provisions of Interpretation No. 45 are effective for all guarantees entered into or modified after December 31, 2002. Interpretation No. 45 also requires additional disclosures related to guarantees in interim and annual financial statements. The Company has implemented the new disclosure requirements of Interpretation No. 45 at December 31, 2002. See the Contingencies and Environmental Matters footnote included in the Notes to Consolidated Financial Statements for further details.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 requires existing unconsolidated variable interest entities (VIEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. The Interpretation applies immediately to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003, the Interpretation applies for periods beginning after June 15, 2003. The Company has no unconsolidated VIEs and therefore its consolidated financial statements are in compliance with the requirements of Interpretation No. 46 at December 31, 2002.

CRITICAL ACCOUNTING AREAS

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. The Company’s estimates are based on historical experience and currently available information. Actual results could differ from such estimates. The following paragraphs summarize the Company’s critical accounting areas. Additional accounting policies are discussed in the Notes to Consolidated Financial Statements.

Allowance for Doubtful Accounts

The Company regularly reviews past due accounts receivable balances and information regarding the financial stability of its significant customers in order to identify customers with potential collectibility issues. Upon completion of its review, and giving consideration to economic conditions, the Company estimates the probability of default of each of the customer balances identified. Based on its probability estimates, the Company establishes an allowance for doubtful accounts that is deemed sufficient to cover any potential losses. Due to the judgment required to determine the financial stability of customers and to predict future economic management’s discussion and analysis of financial condition and results of operations continued

conditions, the actual losses from uncollectible accounts could differ from management’s estimates.

Inventory Obsolescence

The Company reviews its inventory for potential impairment on a quarterly or more frequent basis as deemed necessary. Such review includes, but is not limited to, reviewing the levels of inventory versus customer requirements, shelf life, obsolescence, and the ability to rework or blend inventory items. The review and evaluation also considers the potential sale of off-grade or impaired inventory at lower than market prices. If it is determined that inventory items are impaired, the Company adjusts its reserves to cover the estimated amount of the impairment.

Recoverability of Long-Lived Assets and Goodwill

The Company evaluates the recoverability of the carrying value of long-lived assets of its businesses, excluding goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under such circumstances, the Company assesses whether the projected undiscounted cash flows of its businesses are sufficient to recover the existing unamortized cost of its long-lived assets. If the undiscounted projected cash flows are not sufficient, the Company calculates the impairment amount by discounting the projected cash flows using its weighted average cost of capital. The amount of the impairment is written off against earnings in the period in which the impairment has been determined.

The Company tests the recoverability of the goodwill of each of its reporting units on an annual basis, or sooner if events occur or circumstances change, by comparing the net book value to the estimated fair value of each of its reporting units to determine if there is a potential impairment issue. The fair value is estimated based on the discounted projected cash flows. If the fair value is not sufficient to cover the carrying value of the reporting unit, the Company calculates the goodwill impairment amount related to that reporting unit in accordance with FASB Statement No. 142. Any impairment is recorded to earnings in the period in which the amount has been determined.

Income Taxes

Income taxes payable reflects the Company’s current tax provision and management’s estimate of the tax liability relating to the outcome of current and future tax audits. If the actual outcome of audits differs from the Company’s estimates, an adjustment to income taxes payable could be required, which may result in additional income tax expense (or benefit).

The Company records deferred tax assets and liabilities based on differences between the financial statement and tax basis of assets and liabilities using currently enacted tax rates. The Company also records deferred tax assets for the expected future tax benefits of net operating losses and credit carryforwards. Valuation allowances are established when the Company determines that the results of future operations may not generate sufficient taxable income to realize its deferred tax assets. Thus, changes in future results of operations could result in adjustments to the Company’s valuation allowances.

Stock-Based Compensation

As permitted under FASB Statements No. 123 and No. 148, the Company elected to continue its historical method of accounting for stock-based compensation in accordance with APB 25. Under APB 25, compensation expense for fixed plans is recognized based on the difference between the exercise price and the stock price on the date of grant. Since the Company’s fixed plan awards have been granted with an exercise price equal to the stock price on the date of grant, no compensation expense has been recognized in the statement of operations for these awards. However, compensation expense has been recognized for the restricted awards under the Company’s long-term incentive programs in accordance with the provisions of APB 25, which would be unchanged under FASB Statements No. 123 and No. 148. Had the provisions of FASB Statements No. 123 and No. 148 been applied to the fixed plan awards, the Company would have assigned a value to each award based on the stock price on the date of grant, the exercise price, the expected life of the award, the dividend yield, the risk-free interest rate and the volatility of the Company’s stock. The value of these awards would then be amortized to earnings over the service period. Refer to the Stock Incentive Plans footnote included in the Notes to Consolidated Financial Statements for the estimated earnings impact of applying FASB Statements No. 123 and 148 and the assumptions used.

Pension and Other Post-Retirement Benefits Expense

The Company’s calculation of pension and other post-retirement benefits expense is dependent on various assumptions used in determining such amounts. These assumptions include discount rates, health care cost trend rates, expected long-term rates of return on plan assets, mortality rates, expected salary and wage increases, and other factors. Components of pension and other post-retirement benefits expense include interest and service costs on the pension and other post-retirement benefit plans, expected returns on plan assets and amortization of certain unrecognized costs and obligations. Actual results that differ from the assumptions utilized are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While the Company believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions would affect its pension and other post-retirement benefits costs and obligations.

Consistent with past practice, the Company’s discount rate used for the qualified and non-qualified domestic pension plans and the domestic other post-retirement benefit plans is based on high-quality corporate bonds. Since the pay-out structures for all plans are annuity based, rather than lump-sum, the use of bonds with long maturities is deemed appropriate. The Company utilized a discount rate of 6.75% for all domestic plans at December 31, 2002. As a sensitivity measure, a 25 basis point reduction in the discount rate would result in an approximately $0.6 million decrease to net earnings and a $16.8 million increase in the additional minimum liability in 2003.

The Company’s rate of compensation increase is 4.0% for all domestic pension plans at December 31, 2002. The Company believes that this is a reasonable expectation of salary growth. As a sensitivity measure, an increase of 25 basis points would decrease net earnings by approximately $0.2 million.

The Company currently utilizes a 9.5% expected long-term rate of return on all domestic plan assets. The domestic expected rate of return on plan assets is derived by applying the expected returns on various asset classes to the Company’s assumed asset allocation. The expected returns are based on the expected performance of the various asset classes and the expected benefit from active fund management. They are further supported by historical investment returns for various asset classes. The Company currently utilizes a weighted average expected long-term rate of return of 6.99% on its international plan assets. This international rate is developed primarily based on the same factors considered in developing the domestic long-term rate of return.

The 9.5% domestic expected rate of return is based on an assumed long-term inflation rate of 3%. The Company has assumed that normative investment returns on long-term bonds will be 350 basis points above inflation, or 6.5%. The assumed premiums for domestic and international equity investments over long-term bonds are 400 and 450 basis points, respectively. In addition, the Company has assumed an overall 50 basis point benefit from active fund management.

As noted above, the Company’s domestic expected long-term rate of return on plan assets are further supported by historical returns for various classes of assets.1 The Company believes the period since 1986 provides the most representative indication of potential investment market performance since it excludes the significantly higher interest rate environment of the 1978 through 1985 period. In addition, the Company believes that this period best reflects the policies of the existing Federal Reserve Board and represents an appropriate time period which includes multiple business cycles. The arithmetic average of annual investment returns from passive indices during this period was 10.8%, which is not materially different from the geometric average for the same period.

Although the Company believes post-1985 investment performance is the most relevant, it also believes it is useful to consider investment performance over longer periods of business expansion and contraction. In this regard, both 20-year and 30-year average returns based on the assumed asset allocation also show investment returns that are in excess of the 9.5% domestic expected investment return. The arithmetic average annual investment returns from passive indices during 20-year and 30-year periods were 12% and 11%, respectively.

Based on these factors, the Company believes that its domestic expected long-term rate of return is reasonable. The Company will continue to monitor and evaluate this assumption during 2003 in light of actual investment performance and the economic environment. As a sensitivity measure, a 50 basis point decrease in the expected long-term rate of return on the plan’s assets would result in an approximately $1.8 million decrease in net earnings in 2003.

The Company’s assumed asset allocation for the domestic pension plans is based on investing approximately 60% of plan assets in equity instruments and 40% of plan assets in fixed income

1 Historical returns are evaluated based on an arithmetic average of annual returns derived from passive indices, such as the S&P 500, for various asset classes.

management’s discussion and analysis of financial condition and results of operations continued

investments. The portfolio at December 31, 2002 is 47% invested in equities and 53% invested in fixed income investments. The deviation is a result of active fund management as the Company delayed rebalancing its portolio for equity losses incurred over the prior two years. Given the weak performance of equities over the last year, the deviation from the assumed asset allocation is estimated to have resulted in approximately a 1.4% benefit to overall investment returns in 2002. It is the Company’s intention to rebalance to the assumed asset allocation as equity markets recover.

The Company currently utilizes a five-year “smoothed” asset value for its market-related value (as defined by FASB Statement No. 87) of domestic plan assets whereby 20% of the cumulative investment gains or losses are phased in to the market-related value each year. Due to recent severe investment underperformance, a significant portion of the total unrecognized actuarial losses for the domestic plans will be phased in over the next four years through the asset smoothing methodology. As these losses are phased in over future periods, they will impact the pension cost in two ways: first, the market-related value of assets used to determine the pension cost will be reduced; second, the phased-in losses will become subject to amortization in pension cost.

At December 31, 2002, $148 million of the $206 million of unrecognized actuarial losses on the domestic qualified pension plans represents the asset losses deferred through the asset smoothing. Accordingly, these deferred asset losses will be recognized in the market-related value of plan assets over the next four years. The scheduled recognition of the domestic deferred asset losses would result in a $2.0 million and $3.2 million decrease in net earnings for 2003 and 2004, respectively. The scheduled recognition of the deferred asset losses for the international pension plans are not material. Any future asset losses would primarily be phased in over five years through the smoothed market-related value mechanism and would subsequently be amortized in net earnings.

The remaining $58 million of the $206 million of unrecognized domestic actuarial losses mentioned above are due to prior asset losses that have been reflected in the market-related value, as well as other smaller sources of prior gains and losses. These amounts will be amortized to pension cost over approximately 12 years to the extent that they should exceed the 10% amortization corridor as defined by FASB Statement No. 87. The amortization of these losses would result in a $0.5 million decrease in net earnings for 2003. The amortization of losses associated with the international pension plans will not be material. Since future gains and losses beyond 2003 are a result of various factors as described herein, it is not possible to predict with certainty to what extent the combination of current and future losses may exceed the 10% amortization corridor and thereby be subject to further amortization.

Estimated funding requirements for the domestic pension plans are $20 million for 2003 and between $35 and $40 million for 2004, compared to $18 million contributed in 2002. The funding estimates are based upon actual December 31, 2002 asset values and the assumption that the Company would contribute the minimum required contributions. The funding estimates also assume no significant changes with regard to demographics, legislation, plan provisions, or actuarial assumptions or methods. In addition, it was assumed that 2003 experience matches the IRS/ERISA assumption basis for discounting pension liabilities (currently 8.5%) and that interest rates remain at year-end levels.

In addition, at December 31, 2002, the Company recognized a liability on its balance sheet for each pension plan if the fair value of the assets of that pension plan is less than the accumulated benefit obligation (ABO). This liability is called a “minimum pension liability” and is recorded as a charge in accumulated other comprehensive loss in stockholders’ equity. In December 2002, the Company recorded a charge to accumulated other comprehensive loss of $78 million. This charge primarily represents the after-tax impact of recording the minimum pension liability for the pension plans. This charge had no impact on the Company’s net income, liquidity, or cash flows.

Refer to the Pension and Other Post-Retirement Benefit Plans footnote in the Notes to Consolidated Financial Statements for more information regarding costs and assumptions for pension and other post-retirement benefits.

Environmental Matters

The Company is involved in claims, litigation, administrative proceedings and investigations of various types in a number of jurisdictions. A number of such matters involve, or may involve, claims for a material amount of damages and relate to or allege environmental liabilities, including clean-up costs associated with hazardous waste disposal sites, natural resource damages, property damage and personal injury. The Company and some of its subsidiaries have been identified by federal, state or local governmental agencies, and by other potentially responsible parties (each a “PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States. In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.

Each quarter, the Company evaluates and reviews estimates for future remediation, and maintenance and management costs directly related to remediation, to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. As of December 31, 2002, the Company’s reserves for environmental remediation activities totaled $128.8 million. The Company estimates its potential environmental liability to range from $116 million to $142 million as of December 31, 2002. It is possible that the Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

The Company intends to assert all meritorious legal defenses and all other equitable factors which are available to it with respect to the above matters. The resolution of these environmental matters could have a material adverse effect on its consolidated results of operations in any given year or other reporting period if a number of these matters are resolved unfavorably.

MARKET RISK AND RISK-MANAGEMENT POLICIES

The Company’s activities expose its earnings, cash flows and financial position to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. The Company maintains a foreign currency risk-management strategy that uses derivative instruments as needed to mitigate risk against foreign currency movements. The Company also maintains an interest rate risk-management strategy that uses derivative instruments as needed to manage interest rate volatility. The Company does not enter into derivative financial instruments for trading or speculative purposes.

The Company has short-term exposure to changes in foreign currency exchange rates resulting from transactions entered into by the Company and its foreign subsidiaries in currencies other than their local currency (primarily trade payables and receivables). The Company is also exposed to currency risk on intercompany transactions (including intercompany loans). The Company manages these transactional currency risks on a consolidated basis, which allows it to net its trade payable and receivable exposure. The Company purchases foreign currency forward contracts, primarily denominated in Euros, Canadian dollars, Swiss francs and Singapore dollars, to hedge its transaction exposure. These contracts are generally settled on a monthly basis. Realized and unrealized gains and losses on foreign currency forward contracts are recognized in other expense, net to offset the impact of valuing recorded foreign currency trade payables, receivables and intercompany transactions. The Company has not designated these derivatives as hedges under FASB Statement No. 133, although it believes these instruments reduce the Company’s exposure to foreign currency risk. The net effect of the realized and unrealized gains and losses on these derivatives and the underlying transactions is not significant at December 31, 2002.

The Company also has equity option contracts that consist of sold put option contracts and purchased call option contracts at various strike prices. The Company entered into these contracts to hedge the expense variability associated with its obligations under its long-term incentive plans. The sold put option contracts and purchased call option contracts cover 3.2 million shares of common stock, with a weighted average strike price of $16.52 per share for the put contracts and $16.69 per share for the call management’s discussion and analysis of financial condition and results of operations continued

contracts. These contracts have an expiration date of February 14, 2003 and require net cash settlement. As of December 31, 2002, a liability of $33.8 million has been included in accrued expenses to reflect the unrealized loss on these option contracts based on the year-end closing price of the Company’s common stock. In February 2003, the Company settled these equity option contracts for $35.1 million and entered into a new equity option contract that consists of a sold put option contract and a purchased call option contract, covering 3.2 million shares of common stock, with a strike price of $5.66 for the put contract and $5.75 per share for the call contract. The new contract has an expiration date of May 9, 2003 and requires net cash settlement.

The Company has designated a portion of the equity option contracts as cash flow hedges of the risk associated with the unvested, unpaid awards under its long-term incentive plans. Changes in market value related to the portion of the option contracts designated and effective as hedges have been recorded as a component of accumulated other comprehensive loss (AOCL). The amount included in AOCL is subject to changes in the stock price and is being amortized ratably to selling, general and administrative expense (SG&A) over the remaining service periods of the hedged long-term incentive plans. Changes in market value related to the remaining portion of the option contracts are recognized in SG&A. Based on the December 31, 2002 closing price of the Company’s common stock, the anticipated amortization from AOCL to SG&A over the next 12 months will be approximately $1 million.

The Company uses interest rate swap contracts, which expire in 2003, as cash flow hedges to convert its $57.1 million long-term variable rate Euro denominated debt to fixed rate debt. Each interest rate swap contract is designated with the principal balance and the term of the specific debt obligation. These contracts involve the exchange of interest payments over the life of the contract without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is recognized as an adjustment to interest expense. In accordance with FASB Statement No. 133 and FASB Statement No. 138, the changes in the fair value of derivatives that are designated as cash flow hedging instruments are recognized as a component of accumulated other comprehensive loss. In the event of early extinguishment of the designated debt obligations, any realized or unrealized gain or loss from the swap would be recognized in earnings coincident with any extinguishment gain or loss.

The following table provides information about the Company’s derivative and other financial instruments that are sensitive to changes in interest rates. For long-term debt, the table presents principal cash flows and related weighted average interest rates by expected maturity date. Weighted average variable interest rates are based on the applicable floating rate index as of the reporting date. For interest rate swaps, the table presents the notional amount and weighted average interest rates by maturity date. The notional amounts are used to calculate the contractual cash flows to be exchanged under the respective contracts.

Interest Rate Sensitivity

(In thousands)	2003	2004	2005	2006	2007	2008 and Thereafter	Total	Fair Value at 12/31/02

Long-term debt:
Fixed rate	$165,000	$3,560	$601,206	$151,301		$270,000	$1,191,067	$1,117,419
Average interest rate	7.63%	7.80%	7.81%	6.82%	7.19%	7.19%
Variable rate – swapped	$57,051						$57,051	$57,051
Average interest rate (a)	4.80%
Other variable rate		$25,000				$8,500	$33,500	$33,500
Average interest rate (a)	3.10%	3.10%	1.75%	1.75%	1.75%	1.75%

Interest rate swaps:
Total pay fixed/receive variable	$57,051						$57,051	$(883)
Average pay rate	5.11%
Average receive rate (a)	2.91%

(a)	Average variable interest rate is based on rates in effect at December 31, 2002.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report are forward-looking statements that involve risks and uncertainties, including, but not limited to, general economic conditions, antitrust investigations, pension and other post-retirement benefit plan assumptions, energy and raw material prices and availability, production capacity, changes in interest rates and foreign currency exchange rates, changes in technology, market demand and customer requirements, expected restructuring activities and cost reductions, the enactment of more stringent environmental laws and regulations, and other risks and uncertainties detailed in the Company’s filings with the Securities and Exchange Commission. These statements are based on currently available information and the Company’s actual results may differ significantly from the results discussed. Forward-looking information is intended to reflect opinions as of the date this report was produced and such information will not necessarily be updated by the Company.

ADJUSTED FINANCIAL MEASURES

The Company has provided adjusted sales, operating profit and net earnings information in the Operating Results – 2002 compared to 2001 and 2001 compared to 2000 sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations. The purpose of providing these adjusted financial measures is to more fully explain the underlying operational performance of the Company by eliminating the effect of special items which can obscure trends that are necessary for a balanced appraisal of the Company’s activities that occur in the normal course of operations. The adjustments include facility closures, severance and related costs, antitrust investigation costs, impairment charges and losses on the sale of business units. In addition, in the Operating Results – 2002 compared to 2001 section, sales and operating profit have been adjusted to exclude the operating results of the divested business units. Readers should not consider these adjusted financial measures as a substitute for the Company’s reported financial results, which are presented in accordance with accounting principles generally accepted in the United States of America (GAAP). The additional information should be used as a supplement to GAAP results to assist the reader in better understanding the operational performance of the Company.

OPERATING RESULTS – 2002 COMPARED TO 2001

Overview

Consolidated net sales of $2.55 billion in 2002 decreased 6% from $2.72 billion in 2001. The decrease was primarily the result of the divestiture of business units of 4% and lower selling prices of 3%, partially offset by favorable foreign currency impact of 1%. International sales, including U.S. exports, were 50% of total sales, up from 48% in 2001. This increase was primarily due to the weaker domestic economy and the strengthening of the Euro versus the U.S. dollar.

The net loss for 2002 was $283.5 million, or $2.45 per diluted common share, as compared to a net loss of $123.9 million, or $1.10 per common share in 2001. The net loss for 2002 included after-tax special charges for facility closures, severance and related costs ($14.6 million), antitrust investigation costs ($3.9 million), a loss on the sale of the industrial specialties business unit ($21.1 million) and a cumulative effect of accounting change ($299 million). The net loss for 2001 included after-tax special charges for facility closures, severance and related costs ($75 million), an impairment of long-lived assets ($50.8 million) and a loss on the sale of the industrial colors business unit and nitrile rubber joint venture ($14.1 million). Net earnings before such special items were $55.1 million in 2002 as compared to $15.9 million in 2001.

Gross profit as a percentage of sales increased to 31.1% in 2002 from 29.9% in 2001. The increase in gross margin was primarily due to the impact in 2002 of lower manufacturing costs, including savings from cost reduction initiatives and lower raw material and energy costs, plus inventory charges in 2001 related to closed sites of $7.5 million, partially offset by lower selling prices in 2002.

Operating profit for 2002 was $146.4 million as compared to an operating loss of $53.6 million in 2001. Operating profit for 2002 included special charges for facility closures, severance and related costs ($23.3 million) and antitrust investigation costs ($6.3 million). The operating loss for 2001 included special charges for facility closures, severance and related costs ($114 million), an impairment of long-lived assets ($80.4 million) and operating losses related to divested business units ($4.9 million). Operating profit before such special items and divested operations increased 21% to $176 million in 2002 from $145.7 million in 2001, as summarized in the following table.

management’s discussion and analysis of financial condition and results of operations continued

		2001

(In thousands)	2002	As Reported (a)	Divested Business Units (b)	As Adjusted

NET SALES
Polymer Products
Polymer Additives	$1,110,804	$1,125,910	$—	$1,125,910
Polymers	270,954	292,092	—	292,092
Polymer Processing Equipment	172,702	202,653	—	202,653
Eliminations	(15,064)	(13,805)	—	(13,805)

	1,539,396	1,606,850	—	1,606,850

Specialty Products
OrganoSilicones	456,601	432,255	—	432,255
Crop Protection	240,142	245,562	—	245,562
Other	310,733	434,131	(105,956)	328,175

	1,007,476	1,111,948	(105,956)	1,005,992

Total net sales	$2,546,872	$2,718,798	$(105,956)	$2,612,842

OPERATING PROFIT (LOSS)
Polymer Products
Polymer Additives	$79,403	$55,723	$—	$55,723
Polymers	41,028	42,243	5,062	47,305
Polymer Processing Equipment	(13,766)	(15,647)	—	(15,647)

	106,665	82,319	5,062	87,381

Specialty Products
OrganoSilicones	56,031	46,135	—	46,135
Crop Protection	60,241	79,186	—	79,186
Other	7,960	10,779	(150)	10,629

	124,232	136,100	(150)	135,950
General corporate expense including amortization	(54,919)	(77,620)	—	(77,620)

Total operating profit before special items	175,978	140,799	$4,912	$145,711

Special items (c)	(29,623)	(194,399)

Total operating profit (loss)	$146,355	$(53,600)

(a) 2001 segment sales and operating profit (loss) have been restated to conform to the 2002 presentation. See the Business Segment Data footnote included in the Notes to Consolidated Financial Statements for details.

(b) Includes the third and fourth quarter operating results of the industrial specialties business unit (sold June 28, 2002) and the twelve months of operating results of the industrial colors business unit and the nitrile rubber joint venture (both sold in December 2001).

(c) Special items include antitrust investigation costs of $6,306 in 2002, impairment of long-lived assets of $80,366 in 2001, and facility closures, severance and related costs of $23,317 and $114,033 (including $7,517 in cost of products sold) in 2002 and 2001, respectively.

Polymer Products

Polymer additives sales of $1.11 billion were down 1% from 2001 primarily due to lower pricing of 3%, partially offset by increases of 1% in both unit volume and foreign currency translation. Plastic and petroleum additives sales were both essentially unchanged, as increases in volume were offset by lower pricing. Urethane additives sales decreased 6% primarily due to the loss of certain low margin business. Rubber additives sales were down 3% primarily due to lower selling prices, partially offset by an increase in volume. Polymer additives operating profit of $79.4 million increased 42% from 2001 primarily due to lower manufacturing costs, including savings from cost reduction initiatives and lower raw material and energy costs, partially offset by lower selling prices.

Polymers sales of $271.0 million were down 7% from 2001 primarily due to lower pricing of 5% and lower volume of 3%, partially offset by higher foreign currency translation of 1%. EPDM sales were down 14% primarily due to the negative impact that industry overcapacity had on price and volume. Urethane polymers sales were up 1% primarily due to higher volume. Operating profit of $41.0 million declined 3% from 2001. After adjusting 2001 to exclude the divested nitrile rubber joint venture ($5.1 million operating loss), operating profit was down 13%. The decline was primarily due to lower EPDM selling prices and volume, partially offset by reduced raw material and energy costs.

Polymer processing equipment sales of $172.7 million decreased 15% from 2001 primarily due to lower volume resulting from depressed demand for capital equipment. Despite lower sales, the operating loss of $13.8 million was favorable versus the prior year by 12% primarily due to the impact of cost reduction initiatives. The equipment order backlog totaled $76 million at the end of 2002 compared to $83 million at the end of 2001.

Specialty Products

OrganoSilicones sales of $456.6 million rose 6% from 2001 due primarily to higher volume of 10% and higher foreign currency translation of 1%, partially offset by lower selling prices of 5%. The volume improvement was primarily due to improved international demand. Operating profit of $56.0 million was up 21% from 2001 primarily due to higher volume and lower manufacturing costs, including savings associated with plant expansions and reduced raw materials costs, partially offset by lower selling prices and an unfavorable sales mix.

Crop protection sales of $240.1 million were down 2% from 2001 primarily due to a 3% decline in volume, as demand decreased in Europe, Canada and Asia Pacific, partially offset by higher foreign currency translation of 1%. Operating profit of $60.2 million decreased 24% from 2001 primarily due to lower volume, an unfavorable sales mix, lower joint venture earnings of $4.5 million and a prior year non-recurring pension curtailment gain of $4.7 million.

Other sales of $310.7 million decreased 28% from 2001. After adjusting 2001 to exclude the impact of the divested industrial specialties and industrial colors business units, sales were down 5% primarily due to lower volume. Operating profit of $8.0 million was down 26% from 2001. On an adjusted basis, operating profit declined 25% primarily due to lower unit volume and higher operating costs.

Other

Selling, general and administrative expenses of $396.3 million decreased 6% compared to 2001. The decrease was primarily due to the Company’s cost savings initiatives and the divestitures of the industrial specialties and the industrial colors business units. Depreciation and amortization decreased 21% primarily due to the implementation of the goodwill non-amortization provision of FASB Statement No. 142 and reduced depreciation expense resulting from both the fourth quarter 2001 asset impairment charge and from the divestitures of the industrial specialties and industrial colors business units. Research and development costs decreased slightly as the impact of the divested business units exceeded the increase in new product development costs. Equity income decreased 15%, primarily as a result of lower earnings from the Gustafson seed treatment joint venture, partially offset by the elimination of the 2001 loss of the nitrile rubber joint venture (sold in December 2001).

Facility closures, severance and related costs were $23.3 million in 2002 as compared to $106.5 million in 2001. These costs were the result of the Company’s cost savings initiatives announced in July 2001 and October 2001 and include primarily severance, asset write-offs and impairments, demolition and decommissioning costs and pension curtailments related to closed sites.

Asset impairments in 2001 of $80.4 million included $66.7 million related to the rubber additives business and $13.7 million related to the trilene business. These charges were the result of changes in the marketplace, which caused the carrying amount of the long-lived assets of these businesses to be impaired.

Interest expense decreased 7% mainly due to the decrease in the outstanding debt balance.

Other expense, net, of $35.4 million in 2002 increased from $25.1 million in 2001. The 2002 balance included a loss of $34.7 million on the sale of the industrial specialties business unit and the 2001 balance included losses of $17.3 million on the sale of the industrial colors business unit and $1.8 million on the sale of the nitrile rubber joint venture. Excluding the losses on divestments, other expense, net, decreased $5.3 million due to numerous variations, none of which were separately significant.

The effective tax rate, excluding the impact of special items, was 25.2% in 2002 compared to the 2001 rate of 36%. The reduction in the effective tax rate in 2002 was primarily due to the impact of the goodwill non-amortization provision of FASB Statement No. 142.

management’s discussion and analysis of financial condition and results of operations continued

OPERATING RESULTS – 2001 COMPARED TO 2000

Overview

Consolidated net sales of $2.72 billion in 2001 decreased 11% from $3.04 billion in 2000. The decrease was primarily the result of the weak domestic economy, including lower selling prices and an unfavorable foreign currency impact of 1% each. International sales, including U.S. exports, were 48% of total sales, up from 46% in 2000. This increase was primarily due to the weak domestic economy.

The net loss for 2001 was $123.9 million, or $1.10 per common share, as compared to net earnings of $89.3 million, or $0.78 per common share in 2000. The net loss for 2001 included after-tax special charges for facility closures, severance and related costs ($75 million), an impairment of long-lived assets ($50.8 million) and a loss on the sale of the industrial colors business unit and nitrile rubber joint venture ($14.1 million). Net earnings for 2000 included after-tax special charges for facility closures, severance and related costs ($15 million). Net earnings before such special items were $15.9 million, or $0.14 per common share, in 2001 as compared to $104.3 million, or $0.91 per common share, in 2000.

Gross profit as a percentage of sales decreased to 29.9% in 2001 from 31.6% in 2000. The decrease in gross margin was primarily due to higher raw material and energy costs, lower selling prices, unfavorable absorption and foreign currency variances, and inventory charges related to closed sites of $7.5 million in 2001 versus $3.0 million in 2000.

The operating loss for 2001 was $53.6 million compared to operating profit of $268.3 million in 2000. The operating loss for 2001 included special charges for facility closures, severance and related costs ($114 million) and an impairment of long-lived assets ($80.4 million). Operating profit for 2000 included special charges for facility closures, severance and related costs ($23.1 million). Operating profit before such special items decreased to $140.8 million in 2001 from $291.5 million in 2000, as summarized in the following table.

(In thousands)	2001 (a)	2000 (a)

NET SALES
Polymer Products
Polymer Additives	$1,125,910	$1,233,656
Polymers	292,092	338,577
Polymer Processing Equipment	202,653	310,490
Eliminations	(13,805)	(14,175)

	1,606,850	1,868,548

Specialty Products
OrganoSilicones	432,255	484,424
Crop Protection	245,562	238,547
Other	434,131	446,911

	1,111,948	1,169,882

Total net sales	$2,718,798	$3,038,430

OPERATING PROFIT (LOSS)
Polymer Products
Polymer Additives	$55,723	$108,223
Polymers	42,243	68,020
Polymer Processing Equipment	(15,647)	24,640

	82,319	200,883

Specialty Products
OrganoSilicones	46,135	84,139
Crop Protection	79,186	72,747
Other	10,779	18,468

	136,100	175,354

General corporate expense including amortization	(77,620)	(84,754)

Total operating profit before special items	140,799	291,483
Special items (b)	(194,399)	(23,148)

Total operating profit (loss)	$(53,600)	$268,335

(a) 2001 and 2000 segment sales and operating profit (loss) have been restated to conform to the 2002 presentation. See the Business Segment Data footnote included in the Notes to Consolidated Financial Statements for details.

(b) Special items include impairment of long-lived assets of $80,366 in 2001 and facility closures, severance and related costs of $114,033 (including $7,517 in cost of products sold) and $23,148 (including $2,967 in cost of products sold) in 2001 and 2000, respectively.

Polymer Products

Polymer additives sales of $1.13 billion decreased 9% from 2000 primarily due to lower volume of 6%, with the remainder due equally to lower pricing and foreign currency translation. Plastic additives sales were down 9% primarily due to lower pricing and volume resulting from weak economic conditions. Urethane additives sales declined 7% primarily as a result of lower volume resulting from weak economic conditions and lower foreign currency translation. Rubber additives sales decreased 21% primarily due to lower volume attributable to the economic slowdown and negative customer reaction to a third quarter price increase. Petroleum additives sales were up 9% primarily due to volume growth resulting from a domestic motor oil reformulation. Polymer additives operating profit of $55.7 million declined 49% from 2000 primarily due to lower volume, lower selling prices, and higher manufacturing costs resulting from increased raw material and energy costs and reduced plant throughput.

Polymers sales of $292.1 million were down 14% from 2000 primarily due to lower volume. EPDM sales declined 16% primarily as a result of weakness in the automotive and commercial roofing markets. Urethane polymers sales decreased 11% primarily due to lower volume resulting from industrial production in the United States being down five consecutive quarters. Polymers operating profit of $42.2 million declined 38% from 2000 primarily due to lower volume and higher manufacturing costs resulting from reduced plant throughput.

Polymer processing equipment sales of $202.7 million were down 35% from 2000 primarily due to a steep decline in domestic capital spending. The depressed level of sales resulted in an operating loss of $15.6 million, worse than 2000 by $40.3 million. The equipment order backlog totaled $83 million at the end of 2001, down $22 million from the end of 2000.

Specialty Products

OrganoSilicones sales of $432.3 million declined 11% from 2000 primarily due to lower volume of 8% resulting from the sluggish domestic economy, and lower pricing and foreign currency translation of 2% and 1%, respectively. Operating profit of $46.1 million was down 45% from 2000 primarily due to lower sales volume, lower selling prices, an unfavorable product mix, and higher manufacturing costs resulting from reduced plant throughput.

Crop protection sales of $245.6 million were up 3% from 2000 primarily due to a 5% increase in volume resulting from increased demand in Latin America and Europe, partially offset by lower foreign currency translation of 2%. Operating profit of $79.2 million increased 9% from 2000 primarily due to higher sales volume and a pension curtailment gain of $4.7 million.

Other sales of $434.1 million were 3% below 2000 primarily as a result of lower volume of 5%, partially offset by higher selling prices of 2%. Refined products sales rose 2% primarily due to a partial recovery of increased raw material and energy costs through higher selling prices. Sales for the industrial colors business unit (sold December 2001) and the industrial specialties business unit (sold June 2002) were down 19% and 5%, respectively, primarily due to lower volume. Operating profit of $10.8 million declined 42% from 2000 primarily due to lower sales volume, an unfavorable product mix, and higher raw material and energy costs, partially offset by improved selling prices.

Other

Selling, general and administrative expenses of $421.6 million increased less than 1% versus 2000. Depreciation and amortization increased 2% due to a higher fixed asset base. Research and development costs decreased 3% primarily due to a reduction in spending on less critical projects. Equity income decreased 19% as a result of losses from the nitrile rubber joint venture and lower earnings from the Gustafson seed treatment joint venture.

Facility closures, severance and related costs were $106.5 million in 2001 as compared to $20.2 million in 2000. The 2001 costs were the result of the Company’s cost savings initiative announced in July and include primarily severance, asset write-offs and impairments, demolition and decommissioning costs and pension curtailments related to closed sites. An additional $7.5 million of related inventory charges are included in cost of products sold. The 2000 costs include primarily the write-off of long-lived assets, decommissioning costs and severance related to the closure of the Company’s manufacturing facility in Freeport, Grand Bahama Island. An additional $3.0 million of related inventory charges are included in cost of products sold.

Asset impairments of $80.4 million include $66.7 million related to the rubber additives business and $13.7 million related to the trilene business. These charges were the result of changes in the marketplace, which caused the carrying amount of the long-lived assets of these businesses to be impaired.

Interest expense decreased 9% mainly due to lower interest rates on the Company’s borrowings and a decrease in debt.

Other expense, net, of $25.1 million increased $19.6 million from 2000. The increase is mainly due to losses in 2001 of $17.3 million on the sale of the industrial colors business unit and $1.8 million on the sale of the nitrile rubber joint venture.

The effective tax rate, excluding the impact of special items, was 36% in 2001 compared to the 2000 rate of 37%. The reduction in the effective tax rate in 2001 was primarily due to the beneficial impact of state tax audit settlements.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2002, 2001 and 2000

(In thousands of dollars, except per share data)	2002	2001	2000

NET SALES	$2,546,872	$2,718,798	$3,038,430
COSTS AND EXPENSES
Cost of products sold	1,754,123	1,905,336	2,077,088
Selling, general and administrative	396,266	421,554	417,643
Depreciation and amortization	146,550	185,570	182,017
Research and development	81,872	82,334	84,571
Equity income	(7,917)	(9,278)	(11,405)
Facility closures, severance and related costs	23,317	106,516	20,181
Antitrust investigation costs	6,306	—	—
Impairment of long-lived assets	—	80,366	—

OPERATING PROFIT (LOSS)	146,355	(53,600)	268,335
Interest expense	101,704	109,877	120,476
Other expense, net	35,366	25,129	5,485

EARNINGS (LOSS)
Earnings (loss) before income taxes and cumulative effect of accounting change	9,285	(188,606)	142,374
Income taxes (benefit)	(6,189)	(64,662)	53,101

Earnings (loss) before cumulative effect of accounting change	15,474	(123,944)	89,273
Cumulative effect of accounting change	(298,981)	—	—

Net earnings (loss)	$(283,507)	$(123,944)	$89,273

BASIC EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) before cumulative effect of accounting change	$0.13	$(1.10)	$0.78
Cumulative effect of accounting change	(2.63)	—	—

Net earnings (loss)	$(2.50)	$(1.10)	$0.78

DILUTED EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) before cumulative effect of accounting change	$0.13	$(1.10)	$0.78
Cumulative effect of accounting change	(2.58)	—	—

Net earnings (loss)	$(2.45)	$(1.10)	$0.78

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Years ended December 31, 2002 and 2001

(In thousands of dollars, except per share data)	2002	2001

ASSETS
Current Assets
Cash	$16,941	$21,506
Accounts receivable	185,983	188,133
Inventories	460,116	491,693
Other current assets	114,094	113,742

Total current assets	777,134	815,074

Non-Current Assets
Property, plant and equipment	942,516	1,021,983
Cost in excess of acquired net assets	584,633	897,404
Other assets	536,532	497,727

Total assets	$2,840,815	$3,232,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$5,727	$29,791
Accounts payable	276,133	234,985
Accrued expenses	267,849	285,329
Income taxes payable	116,111	111,905
Other current liabilities	15,670	20,608

Total current liabilities	681,490	682,618

Non-Current Liabilities
Long-term debt	1,261,847	1,392,833
Post-retirement health care liability	193,996	199,583
Other liabilities	503,599	409,613

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value – issued 119,152,254 and 119,187,077 shares in 2002 and 2001, respectively	1,192	1,192
Additional paid-in capital	1,048,304	1,051,257
Accumulated deficit	(586,555)	(280,350)
Accumulated other comprehensive loss	(200,426)	(151,839)
Treasury stock at cost	(62,632)	(72,719)

Total stockholders’ equity	199,883	547,541

Total liabilities and stockholders’ equity	$2,840,815	$3,232,188

See accompanying Notes to Consolidated Financial Statements.

REVISED CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2002, 2001 and 2000

Increase (decrease) in cash (In thousands of dollars)	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(283,507)	$(123,944)	$89,273
Adjustments to reconcile net earnings (loss) to net cash provided by operations:
Cumulative effect of accounting change	298,981	—	—
Facility closures, severance and related costs	23,317	114,033	23,148
Antitrust investigation costs	6,306	—	—
Impairment of long-lived assets	—	80,366	—
Losses on sale of business units	34,705	19,121	—
Depreciation and amortization	146,550	185,570	182,017
Equity income	(7,917)	(9,278)	(11,405)
Deferred taxes	(38,431)	(84,820)	19,068
Changes in assets and liabilities:
Accounts receivable	7,858	93,053	25,359
Accounts receivable – securitization	(157)	19,358	35,560
Inventories	22,683	22,771	(41,546)
Other current assets	(2,659)	(10,736)	(24,171)
Other assets	11,233	(5,591)	30,361
Accounts payable	28,945	12,594	(64,271)
Accrued expenses	(68,333)	(57,492)	(21,303)
Income taxes payable	57,053	(12,770)	6,969
Other current liabilities	(4,531)	2,567	(3,790)
Post-retirement health care liability	(5,632)	(6,614)	(10,858)
Other liabilities	(16,609)	(36,019)	(22,914)
Other	(8,101)	2,838	(892)

Net cash provided by operations	201,754	205,007	210,605

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of business units	80,000	35,061	—
Capital expenditures	(100,309)	(136,642)	(154,814)
Merger related expenditures	(1,990)	(5,855)	(66,740)
Other investing activities	464	6,788	(25,303)

Net cash used in investing activities	(21,835)	(100,648)	(246,857)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term borrowings	(141,742)	(103,905)	(424,075)
(Payments) proceeds on short-term borrowings	(27,186)	67	(54,799)
Proceeds on long-term notes	—	—	593,754
Dividends paid	(22,698)	(22,542)	(22,763)
Proceeds from interest rate swap contract	—	21,870	—
Treasury stock acquired	—	—	(54,003)
Other financing activities	6,415	1,555	8,959

Net cash (used in) provided by financing activities	(185,211)	(102,955)	47,073

CASH
Effect of exchange rates on cash	727	(675)	(587)

Change in cash	(4,565)	729	10,234
Cash at beginning of period	21,506	20,777	10,543

Cash at end of period	$16,941	$21,506	$20,777

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2002, 2001 and 2000

(In thousands of dollars, except per share data)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total

BALANCE, DECEMBER 31, 1999	$1,191	$1,047,518	$(200,374)	$(61,238)	$(27,185)	$759,912
Comprehensive income:
Net earnings			89,273			89,273
Equity adjustment for translation of foreign currencies				(24,231)		(24,231)
Other				(752)		(752)

Total comprehensive income						64,290
Cash dividends ($.20 per share)			(22,763)			(22,763)
Stock options and other issuances (300,666 common shares and 218,815 treasury shares)	3	3,853			2,684	6,540
Treasury stock acquired (4,579,500 shares)					(54,003)	(54,003)

BALANCE, DECEMBER 31, 2000	1,194	1,051,371	(133,864)	(86,221)	(78,504)	753,976

Comprehensive loss:
Net loss			(123,944)			(123,944)
Equity adjustment for translation of foreign currencies				(22,038)		(22,038)
Minimum pension liability adjustment				(37,576)		(37,576)
Other				(6,004)		(6,004)

Total comprehensive loss						(189,562)
Cash dividends ($.20 per share)			(22,542)			(22,542)
Stock options and other issuances (467,351 treasury shares)		(116)			5,785	5,669
Merger share adjustment (185,282 shares)	(2)	2				—

BALANCE, DECEMBER 31, 2001	1,192	1,051,257	(280,350)	(151,839)	(72,719)	547,541

Comprehensive loss:
Net loss			(283,507)			(283,507)
Equity adjustment for translation of foreign currencies				30,038		30,038
Minimum pension liability adjustment				(78,463)		(78,463)
Other				(162)		(162)

Total comprehensive loss						(332,094)
Cash dividends ($.20 per share)			(22,698)			(22,698)
Stock options and other issuances (831,949 treasury shares)		(2,953)			10,087	7,134
Merger share adjustment (34,823 shares)	—	—				—

BALANCE, DECEMBER 31, 2002	$1,192	$1,048,304	$(586,555)	$(200,426)	$(62,632)	$199,883

See accompanying Notes to Consolidated Financial Statements.

notes to consolidated financial statements

ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of all majority-owned subsidiaries. Other affiliates in which Crompton Corporation (the “Company”) has a 20% to 50% ownership are accounted for in accordance with the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Accounting Developments

Effective January 1, 2002, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 141, “Business Combinations” and Statement No. 142, “Goodwill and Other Intangible Assets.” The Company implemented the provisions of Statement No. 141 during the first quarter and completed the implementation of Statement No. 142 during the second quarter. For further details, see the Goodwill and Intangible Assets footnote included herein.

In June 2001, the FASB issued Statement No. 143, ‘‘Accounting for Asset Retirement Obligations.’’ Statement No. 143 requires companies to record a liability for asset retirement obligations in the period in which a legal obligation is created. Such liabilities are recorded at fair value, with an offsetting increase to the carrying value of the related long-lived assets. In future periods, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Companies are also required to adjust the liability for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. Upon retirement of the long-lived asset, the Company either settles the obligation for its recorded amount or incurs a gain or loss. The provisions of Statement No. 143 are effective for fiscal years beginning after June 15, 2002. The Company is in the process of implementing the provisions of Statement No. 143 and does not expect the implementation to have a material impact on its earnings or financial position.

Effective January 1, 2002, the Company adopted the provisions of Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company reviewed the provisions of Statement No. 144 and concluded that it is in compliance with the provisions of this Statement and there is no implementation impact.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Statement No. 146 requires companies to record exit or disposal costs when they are incurred and to initially measure these costs at fair value. Statement No. 146 also requires that recorded liabilities be adjusted in future periods to reflect changes in timing or estimated cash flows. The provisions of Statement No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company is in compliance with existing accounting requirements and will adopt the provisions of Statement No. 146 effective January 1, 2003.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Statement No. 148 amends Statement No. 123, “Accounting for Stock-Based Compensation,” by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, Statement No. 148 requires expanded disclosures in both interim and annual financial statements about the method used to account for stock-based compensation and the effect on reported results. At December 31, 2002, the Company continued to apply the provisions of Accounting Principles Board Opinion (APB) 25, “Accounting for Stock Issued to Employees,” and has implemented the new disclosure requirements of Statement No. 148, which are included in the Accounting Policies footnote included herein.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee; that is, the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at its inception. The recognition and measurement provisions of Interpretation No. 45 are effective for all guarantees entered into or modified after December 31, 2002. Interpretation No. 45 also requires additional disclosures related to guarantees in interim and annual financial statements. The Company has implemented the new disclosure requirements of Interpretation No. 45 at December 31, 2002. See the Contingencies and Environmental Matters footnote included herein for further details.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 requires existing unconsolidated variable interest entities (VIEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. The Interpretation applies immediately to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. For VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003, the Interpretation applies for periods beginning after June 15, 2003. The Company has no unconsolidated VIEs and therefore its consolidated financial statements are in compliance with the requirements of Interpretation No. 46 at December 31, 2002.

Revenue Recognition

The Company’s revenue recognition policies and practices are in compliance with the guidelines of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

Inventory Valuation

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation. Depreciation expense ($133.8 million in 2002, $146.7 million in 2001 and $142.7 million in 2000) is computed on the straight-line method using the following ranges of asset lives: buildings and improvements: 10 to 40 years, machinery, equipment and fixtures: 3 to 25 years.

Renewals and improvements which extend the useful lives of the assets are capitalized. Capitalized leased assets and leasehold improvements are depreciated over their useful lives or the remaining lease term, whichever is shorter. Expenditures for maintenance and repairs are charged to expense as incurred.

Intangible Assets

Prior to January 1, 2002, the excess cost over the fair value of net assets of businesses acquired (goodwill) was being amortized on a straight-line basis over 20 to 40 years. Effective January 1, 2002, in accordance with FASB Statement No. 142, the Company discontinued the amortization of goodwill. Goodwill amortization expense was $26.1 million in 2001 and $26.5 million in 2000.

Patents, trademarks and other intangibles are being amortized principally on a straight-line basis over their estimated useful lives ranging from 5 to 40 years. Further information is provided in the Goodwill and Intangible Assets footnote included herein.

Recoverability of Long-Lived Assets and Goodwill

The Company evaluates the recoverability of the carrying value of long-lived assets, excluding goodwill, of its businesses whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under such circumstances, the Company assesses whether the projected undiscounted cash flows of its businesses are sufficient to recover the existing unamortized cost of its long-lived assets. If the undiscounted projected cash flows are not sufficient, the Company calculates the impairment amount by discounting the projected cash flows using its weighted average cost of capital. The amount of the impaired assets is written off against earnings in the period in which the impairment is determined.

The Company evaluates the recoverability of the carrying value of goodwill on an annual basis, or sooner if events occur or circumstances change, in accordance with FASB Statement No. 142. See the Goodwill and Intangible Assets footnote included herein.

Environmental Liabilities

Accruals for environmental remediation, and maintenance and management costs directly related to remediation, are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current laws and existing technologies. Each quarter, the Company evaluates and reviews estimates for future remediation and related costs to determine appropriate environmental reserve amounts. At December 31, 2002, environmental liabilities of $21.8 million have been included in accrued expenses and $107 million have been included in other liabilities. At December 31, 2001, environmental liabilities of $18 million have been included notes to consolidated financial statements continued

in accrued expenses and $127 million have been included in other liabilities. See the Contingencies and Environmental Matters footnote included herein for further details.

Stock-Based Compensation

As permitted under FASB Statements No. 123 and No. 148, the Company elected to continue its historical method of accounting for stock-based compensation in accordance with APB 25. Under APB 25, compensation expense for fixed plans is recognized based on the difference between the exercise price and the stock price on the date of grant. Since the Company’s fixed plan awards have been granted with an exercise price equal to the stock price on the date of grant, no compensation expense has been recognized in the statement of operations for these awards. However, compensation expense has been recognized for the restricted awards under the Company’s long-term incentive programs in accordance with the provisions of APB 25, which would be unchanged under FASB Statements No. 123 and No. 148. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statements No. 123 and No. 148 to all stock-based employee compensation awards.

(In thousands, except per share data)	2002	2001	2000

Net earnings (loss), as reported	$(283,507)	$(123,944)	$89,273
Add: Stock-based employee compensation expense included in net earnings (loss), net of tax	4,944	2,371	7,895
Deduct: Total stock-based employee compensation determined under fair value based accounting method for all awards, net of tax	(10,863)	(11,598)	(15,319)

Pro forma net earnings (loss)	$(289,426)	$(133,171)	$81,849

Earnings (loss) per share:
Basic – as reported	$(2.50)	$(1.10)	$0.78
Basic – pro forma	$(2.55)	$(1.18)	$0.72
Diluted – as reported	$(2.45)	$(1.10)	$0.78
Diluted – pro forma	$(2.50)	$(1.18)	$0.71

Financial and Derivative Instruments

Financial and derivative instruments are presented in the accompanying consolidated financial statements at either cost or fair value as required by accounting principles generally accepted in the United States of America. Further information is provided in the Financial Instruments and Derivative Instruments and Hedging Activities footnotes included herein.

Translation of Foreign Currencies

Balance sheet accounts denominated in foreign currencies are translated at the current rate of exchange as of the balance sheet date, while revenues and expenses are translated at average rates of exchange during the periods presented. The cumulative foreign currency adjustments resulting from such translation are included in accumulated other comprehensive loss.

Research and Development

Research and development costs are expensed as incurred.

Statements of Cash Flows

Cash includes bank term deposits with original maturities of three months or less. Cash payments included interest payments of $105.4 million in 2002, $119.3 million in 2001 and $110.7 million in 2000. Cash payments also included a net income tax refund of $26.4 million in 2002 and income tax payments of $31.3 million in 2001 and $33.8 million in 2000. The net income tax refund in 2002 includes a $50 million federal income tax refund resulting from a recent change in tax legislation.

Other Disclosures

Included in accounts receivable are allowances for doubtful accounts in the amount of $15.9 million in 2002 and $16.9 million in 2001.

Included in accrued expenses are accruals for facility closures, severance and related costs of $36.2 million in 2002 and $41.6 million in 2001 and merger related accruals of $2.6 million in 2002 and $7.8 million in 2001.

Included in other liabilities are pension liabilities of $316.2 million in 2002 and $179.6 million in 2001 and merger related accruals of $12.5 million in 2001.

Included in selling, general and administrative expenses are shipping and handling costs of $82.8 million, $87.9 million and $88.5 million in 2002, 2001 and 2000, respectively.

REVISED DISCLOSURE

The Company has reviewed its accounting treatment of the divestiture of the industrial specialties business unit and determined that the assets of the divested industrial specialties business met the held-for-disposal criteria under FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of,” as of December 31, 2001. Accordingly, the Company has provided additional disclosures related to the sale of the industrial specialties business unit in the Divestitures and Joint Ventures footnote included in the Notes to Consolidated Financial Statements.

CHANGE IN CASH FLOW CLASSIFICATION

The Company has reclassified the cash flows from its accounts receivable programs from Cash Flows from Financing Activities to Cash Flows from Operating Activities in its Revised Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000. In addition, the Company has provided additional disclosures related to its accounts receivable programs in the Accounts Receivable Programs footnote included in the Notes to Consolidated Financial Statements.

The following tables provide a reconciliation of the Company’s Cash Flows from Operating and Financing Activities before and after the above change in cash flow classification for the years ended December 31, 2002, 2001 and 2000.

	December 31, 2002

Increase (decrease) in cash (In thousands of dollars)	Previously Reported	Revised	Change

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(283,507)	$(283,507)	$—
Adjustments to reconcile net earnings (loss) to net cash provided by operations:
Cumulative effect of accounting change	298,981	298,981	—
Facility closures, severance and related costs	23,317	23,317	—
Antitrust investigation costs	6,306	6,306	—
Impairment of long-lived assets	—	—	—
Loss on sale of business units	34,705	34,705	—
Depreciation and amortization	146,550	146,550	—
Equity income	(7,917)	(7,917)	—
Deferred taxes	(38,431)	(38,431)	—
Changes in assets and liabilities, net:
Accounts receivable	7,858	7,858	—
Accounts receivable – securitization (a)	—	(157)	(157)
Inventories	22,683	22,683	—
Other current assets	(2,659)	(2,659)	—
Other assets	11,233	11,233	—
Accounts payable	28,945	28,945	—
Accrued expenses	(68,333)	(68,333)	—
Income taxes payable	57,053	57,053	—
Other current liabilities	(4,531)	(4,531)	—
Post-retirement health care liability	(5,632)	(5,632)	—
Other liabilities	(16,609)	(16,609)	—
Other	(8,101)	(8,101)	—

Net cash provided by operations	$201,911	$201,754	$(157)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term borrowings	$(141,742)	$(141,742)	$—
(Payments) proceeds on short-term borrowings	(27,186)	(27,186)	—
Proceeds on long-term notes	—	—	—
Accounts receivable – securitization (a)	(157)	—	157
Dividends paid	(22,698)	(22,698)	—
Proceeds from interest rate swap contract	—	—	—
Treasury stock acquired	—	—	—
Other financing activities	6,415	6,415	—

Net cash (used in) provided by financing activities	$(185,368)	$(185,211)	$157

(a) Reflects the reclassification of cash flows from the Company’s accounts receivable programs from cash flows from financing activities to cash flows from operating activities.

notes to consolidated financial statements continued

 ;

	December 31, 2001			December 31, 2000

Increase (decrease) in cash (In thousands of dollars)	Previously Reported	Revised	Change	Previously Reported	Revised	Change

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(123,944)	$(123,944)	$—	$89,273	$89,273	$—
Adjustments to reconcile net earnings (loss)to net cash provided by operations:
Cumulative effect of accounting change	—	—	—	—	—	—
Facility closures, severance and related costs	114,033	114,033	—	23,148	23,148	—
Antitrust investigation costs	—	—	—	—	—	—
Impairment of long-lived assets	80,366	80,366	—	—	—	—
Loss on sale of business units	19,121	19,121	—	—	—	—
Depreciation and amortization	185,570	185,570	—	182,017	182,017	—
Equity income	(9,278)	(9,278)	—	(11,405)	(11,405)	—
Deferred taxes	(84,820)	(84,820)	—	19,068	19,068	—
Changes in assets and liabilities, net:
Accounts receivable	93,053	93,053	—	25,359	25,359	—
Accounts receivable – securitization (a)	—	19,358	19,358	—	35,560	35,560
Inventories	22,771	22,771	—	(41,546)	(41,546)	—
Other current assets	(10,736)	(10,736)	—	(24,171)	(24,171)	—
Other assets	(5,591)	(5,591)	—	30,361	30,361	—
Accounts payable	12,594	12,594	—	(64,271)	(64,271)	—
Accrued expenses	(57,492)	(57,492)	—	(21,303)	(21,303)	—
Income taxes payable	(12,770)	(12,770)	—	6,969	6,969	—
Other current liabilities	2,567	2,567	—	(3,790)	(3,790)	—
Post-retirement health care liability	(6,614)	(6,614)	—	(10,858)	(10,858)	—
Other liabilities	(36,019)	(36,019)	—	(22,914)	(22,914)	—
Other	2,838	2,838	—	(892)	(892)	—

Net cash provided by operations	$185,649	$205,007	$19,358	$175,045	$210,605	$35,560

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term borrowings	$(103,905)	$(103,905)	$—	$(424,075)	$(424,075)	$—
(Payments) proceeds on short-term borrowings	67	67	—	(54,799)	(54,799)	—
Proceeds on long-term notes	—	—	—	593,754	593,754	—
Accounts receivable – securitization (a)	19,358	—	(19,358)	35,560	—	(35,560)
Dividends paid	(22,542)	(22,542)	—	(22,763)	(22,763)	—
Proceeds from interest rate swap contract	21,870	21,870	—	—	—	—
Treasury stock acquired	—	—	—	(54,003)	(54,003)	—
Other financing activities	1,555	1,555	—	8,959	8,959	—

Net cash (used in) provided by financing activities	$(83,597)	$(102,955)	$(19,358)	$82,633	$47,073	$(35,560)

(a) Reflects the reclassification of cash flows from the Company’s accounts receivable programs from cash flows from financing activities to cash flows from operating activities.

FACILITY CLOSURES, SEVERANCE AND RELATED COSTS

In July 2001, the Company announced a cost reduction initiative expected to lower annual operating costs by approximately $60 million through a program of facility consolidation, workforce reduction, and improvements in procurement and working capital control. As of December 31, 2002, the Company successfully reduced annual operating costs by approximately $60 million by closing seven manufacturing facilities and by reducing its headcount by more than 800 positions. During the fourth quarter of 2002, the Company substantially completed the relocation of its corporate headquarters from Greenwich, CT to Middlebury, CT. In 2001, as a result of the cost reduction initiative, the Company recorded a pre-tax charge for facility closures, severance and related costs of $114 million (of which $7.5 million is included in cost of products sold). In 2002, as a result of the cost reduction initiative and the relocation of the corporate headquarters, the Company recorded a pre-tax charge for facility closures, severance and related costs of $22.7 million. These charges are summarized as follows:

(In thousands)	Severance and Related Costs (a)	Asset Write-offs and Impairments (b)	Other Facility Closure Costs (c)	Total

2001 charge	$45,466	$41,847	$26,720	$114,033
Cash payments	(8,526)	—	(2,022)	(10,548)
Non-cash charges	(6,706)	(41,847)	(13,866)	(62,419)

Balance at December 31, 2001	30,234	—	10,832	41,066
2002 charge	11,467	4,918	6,332	22,717
Cash payments	(16,480)	—	(6,285)	(22,765)
Non-cash charges	(988)	(4,918)	459	(5,447)

Balance at December 31, 2002	$24,233	$—	$11,338	$35,571

(a)	Includes severance at various sites and pension curtailments related to closed sites.
(b)	Includes primarily asset write-offs and impairments related to closed sites, and the write-down of an equity investment relating to the impairment of assets of an affiliate.
(c)	Includes primarily demolition, decontamination and decommissioning costs and inventory charges related to closed sites.

In December 2000, the Company closed its manufacturing facility in Freeport, Grand Bahama Island. In connection with the facility closure, the Company incurred a pre-tax charge of $23.1 million in 2000 (of which $3.0 million is included in cost of products sold). In 2002, due to changes in the original estimate, the Company recorded a pre-tax charge of $0.6 million for additional facility closure and maintenance costs. These charges are summarized as follows:

(In thousands)	Write-Off of Long-Lived Assets	Facility Closure and Maintenance Costs	Severance and Other Costs	Total

December 2000 charge	$15,498	$6,210	$1,440	$23,148
Realized	(15,498)	(3,213)	—	(18,711)

Balance at December 31, 2000	—	2,997	1,440	4,437
Cash payments	—	(2,513)	(1,440)	(3,953)

Balance at December 31, 2001	—	484	—	484
2002 charge	—	600	—	600
Cash payments	—	(484)	—	(484)

Balance at December 31, 2002	$—	$600	$—	$600

ASSET IMPAIRMENTS

During the fourth quarter of 2001, as a result of changes in the marketplace, the Company evaluated the recoverability of the long-lived assets of its rubber additives and trilene businesses. The rubber additives business (included in the Polymer Additives reporting segment) has experienced industry-wide overcapacity, customer consolidation and low cost regional competition, which have led to deteriorating pricing and marginally profitable long-term prospects. For the trilene business (which represents less than $4 million of net sales included in the Polymers reporting segment), the issue has been a lack of demand with little prospect for improvement. Based on the projected cash flows, the Company determined that the carrying values of the long-lived assets of these businesses were impaired and recorded impairment charges of $66.7 million and $13.7 million related to the rubber additives and trilene businesses, respectively. These amounts were charged to operating profit in the fourth quarter of 2001 with an offsetting reduction to the long-lived assets of the businesses, primarily property, plant and equipment.

DIVESTITURES AND JOINT VENTURES

In June 2002, the Company sold its industrial specialties business unit (excluding retained accounts receivable and accounts payable with a net value of approximately $10 million) for cash proceeds of $80 million and a note receivable of $15 million due February 2003 (valued at $13.9 million). The industrial specialties assets sold consisted of inventory of $24.9 million, property, plant and equipment, net, of $80.2 million and intangible assets of $2.0 million. In addition, other assets (primarily intangible assets) of $11.5 million were written off. After transaction fees and related costs, the sale resulted in a pre-tax loss of $34.7 million. Prior to the sale, the industrial specialties business unit was included in the Other reporting segment.

In December 2001, the Company sold its industrial colors business unit for $32 million, which resulted in a pre-tax loss of $17.3 million (included in other expense, net).

Also in December 2001, the Company sold its equity interest in the nitrile rubber joint venture for $3.1 million. The sale resulted in a pre-tax loss of $1.8 million (included in other expense, net).

In March 2001, the Company sold its equity interest in Yorkshire Group PLC for $7 million. The sale resulted in a pre-tax loss of $1.5 million (included in other expense, net).

MERGER ACCRUALS

On September 1, 1999, Crompton and Knowles Corporation (C&K) merged with Witco Corporation (Witco) in a tax-free stock-for-stock merger (the “Merger”). As a result of the Merger, the Company recorded $176.1 million of merger related accruals in 1999 as a component of cost in excess of acquired net assets (goodwill), summarized as follows:

(In thousands)	Severance and Related Costs	Merger Related Fees	Other Merger Related Costs	Total

September 1, 1999 accrual	$128,261	$41,619	$6,174	$176,054
Cash payments	(53,961)	(10,400)	(967)	(65,328)

Balance at December 31, 1999	74,300	31,219	5,207	110,726
Cash payments	(37,583)	(25,325)	(3,832)	(66,740)
Purchase accounting adjustments	(19,039)	(5,894)	6,231	(18,702)

Balance at December 31, 2000	17,678	—	7,606	25,284
Cash payments	(3,019)	—	(2,836)	(5,855)
Non-cash charges	(983)	—	(862)	(1,845)

Balance at December 31, 2001	13,676	—	3,908	17,584
Cash payments	(764)	—	(1,226)	(1,990)
Non-cash charges	—	—	(157)	(157)
Reserve adjustments (a)	(12,571)	—	(536)	(13,107)

Balance at December 31, 2002	$341	$—	$1,989	$2,330

(a)	Represents the reversal of reserves no longer deemed necessary, of which $12.6 million was a reduction of goodwill.

Also, as a result of the Merger, the Company recorded a charge of $29.5 million during the fourth quarter of 1999, summarized as follows:

(In thousands)	Severance and Related Costs	Facility Closure and Maintenance Costs	Other Merger Related Costs	Total

Fourth quarter 1999 charge	$18,959	$8,988	$1,571	$29,518
Cash payments	(8,942)	(125)	(406)	(9,473)

Balance at December 31, 1999	10,017	8,863	1,165	20,045
Cash payments	(8,521)	(3,317)	(1,142)	(12,980)
Reclassifications	(149)	(750)	899	—

Balance at December 31, 2000	1,347	4,796	922	7,065
Cash payments	(297)	(1,187)	(613)	(2,097)
Non-cash charges	(684)	(1,758)	126	(2,316)

Balance at December 31, 2001	366	1,851	435	2,652
Cash payments	(325)	(1,564)	(42)	(1,931)
Non-cash charges	50	(287)	(250)	(487)

Balance at December 31, 2002	$91	$—	$143	$234

ACCOUNTS RECEIVABLE PROGRAMS

The Company has an accounts receivable program to sell up to $200 million of domestic accounts receivable to agent banks. At December 31, 2002, $136.5 million of domestic accounts receivable had been sold under this program at an average cost of approximately 2.19%. At December 31, 2001, $132 million had been sold at an average cost of approximately 4.26%. On January 17, 2003, this domestic program was reduced to $150 million of domestic accounts receivable. In addition, certain of the Company’s European subsidiaries participate in two separate programs to sell their eligible accounts receivable to agent banks. At December 31, 2002, $101 million of international accounts receivable had been sold under these programs at an average cost of approximately 3.94%. At December 31, 2001, $105.6 million had been sold at an average cost of approximately 4.87%. The total costs associated with the domestic and international programs of $9.1 million and $10.5 million at December 31, 2002 and 2001, respectively, are included in other expense, net in the Company’s Consolidated Statements of Operations.

Under the domestic program, certain subsidiaries of the Company sell their receivables to a special purpose entity (SPE) that has been created as a separate legal entity for the purpose of acquiring such receivables and selling an undivided interest therein to agent banks. In accordance with the domestic sale agreement, the agent banks purchase an undivided ownership interest in the accounts receivable owned by the SPE. The amount of such undivided ownership interest will vary based on the level of eligible accounts receivable as defined in the agreement. In addition, the agent banks retain a security interest in all of the receivables owned by the SPE. The balance of the unsold receivables owned by the SPE is included in the Company's accounts receivable balance on the Consolidated Balance Sheets. Under the international programs, certain European subsidiaries of the Company sell eligible accounts receivable directly to agent banks. During the period, the Company had an obligation to service the accounts receivable sold under its domestic and international programs. The Company has treated the transfer of receivables under its domestic and international accounts receivable programs as a sale of accounts receivable.

INVENTORIES

(In thousands)	2002	2001

Finished goods	$354,851	$377,463
Work in process	21,839	22,110
Raw materials and supplies	83,426	92,120

	$460,116	$491,693

PROPERTY, PLANT AND EQUIPMENT

(In thousands)	2002	2001

Land and improvements	$51,618	$52,609
Buildings and improvements	192,711	184,224
Machinery, equipment and fixtures	1,438,534	1,396,111
Construction in progress	93,345	96,727

	1,776,208	1,729,671
Less accumulated depreciation	833,692	707,688

	$942,516	$1,021,983

GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 141, “Business Combinations” and Statement No. 142, “Goodwill and Other Intangible Assets.” Statement No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. It also specifies criteria that must be met for intangible assets acquired in a purchase combination to be recognized apart from goodwill. Statement No. 142 requires that the useful lives of all existing intangible assets be reviewed and adjusted if necessary. It also requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment at least annually. Other intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

In accordance with Statement No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. The following is a reconciliation to adjust previously reported annual financial information to exclude goodwill amortization expense:

	2001

		Net Earnings (Loss) Per Share

(In thousands, except per share data)	Loss	Basic	Diluted

Net loss, as reported	$(123,944)	$(1.10)	$(1.10)
Goodwill amortization expense	26,056	0.23	0.23

Adjusted net loss	$(97,888)	$(0.87)	$(0.87)

	2000

		Net Earnings Per Share

	Earnings	Basic	Diluted

Net earnings, as reported	$89,273	$0.78	$0.78
Goodwill amortization expense	26,465	0.23	0.23

Adjusted net earnings	$115,738	$1.01	$1.01

The Company has reviewed the classification of its intangible assets and goodwill in accordance with Statement No. 141 and has concluded that no change in the classification of its intangible assets and goodwill is required. The Company’s intangible assets (excluding goodwill) are included in “other assets” on the balance sheet and comprise the following:

	December 31, 2002		December 31, 2001

(In thousands)	Gross Cost	Accumulated Amortization	Gross Cost	Accumulated Amortization

Patents	$142,658	$(94,597)	$132,923	$(89,233)
Trademarks	87,027	(30,141)	94,136	(26,988)
Other	82,721	(49,368)	79,250	(44,646)

	$312,406	$(174,106)	$306,309	$(160,867)

The gross cost of the Company’s intangible assets increased during 2002 primarily due to the capitalization of costs associated with the renewal of patents, trademarks and licenses, and higher foreign currency translation, partially offset by the impact of the sale of the industrial specialties business unit.

The Company has reassessed the useful lives of its intangible assets as required by Statement No. 142 and determined that the existing useful lives are reasonable. Amortization expense related to intangible assets (excluding goodwill) amounted to $12.8 million for 2002, unchanged from 2001. Estimated amortization expense notes to consolidated financial statements continued

for the next five fiscal years is as follows: $13.4 million (2003), $13.6 million (2004), $13.0 million (2005), $13.1 million (2006) and $13.3 million (2007).

During the first quarter of 2002, in accordance with the goodwill impairment provisions of Statement No. 142, the Company allocated its assets and liabilities, including goodwill, to its reporting units. Much of the goodwill relates to the 1999 merger with Witco Corporation and, accordingly, has been allocated to the former Witco business units. During the second quarter, the Company completed its reporting unit fair value calculations by discounting the projected cash flows of each of its reporting units using its weighted average cost of capital. As a result, the Company recorded a charge of $299 million, or $2.58 per diluted share, retroactive to January 1, 2002. The charge is reflected in 2002 as a cumulative effect of accounting change. Of the $299 million charge, $84 million relates to the divested industrial specialties business and represents 100 percent of the goodwill attributed to that business. A further $65 million relates to 100 percent of the goodwill attributed to the refined products business. The remaining $150 million of the charge represents 43 percent of the goodwill attributed to the plastic additives business. The plastic additives business has been one of the businesses most affected by adverse external factors over the last two years. Although the business is rebounding and returning to growth, it is doing so from levels lower than those which existed in 1999 when the business earnings projections that support the allocation of goodwill were completed.

During 2002, goodwill was reduced by $16.4 million for certain merger accruals no longer deemed necessary. The adjustment was allocated to the former Witco business units consistent with the original goodwill allocation (Polymer Additives $8.9 million and OrganoSilicones $7.5 million). In addition, higher foreign currency translation increased goodwill by $2.6 million in 2002.

Goodwill by reportable segment is as follows:

(In thousands)	December 31, 2002	December 31, 2001

Polymer Products
Polymer Additives	$266,105	$425,011
Polymers	17,299	17,299
Polymer Processing Equipment	31,870	29,725

	315,274	472,035

Specialty Products
OrganoSilicones	213,980	221,465
Crop Protection	55,379	54,969
Other	—	148,935

	269,359	425,369

	$584,633	$897,404

The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units as of July 31. During the third quarter of 2002, the Company updated its carrying value calculations and fair value estimates for each of its reporting units as of July 31, 2002. Based on the comparison of the carrying values to the estimated fair values, the Company has concluded that no additional goodwill impairment exists. The Company will update its review as of July 31, 2003, or sooner, if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value.

LEASES

At December 31, 2002, minimum rental commitments under non-cancelable operating leases, net of sublease income, amounted to $23.5 million (2003), $17.5 million (2004), $14.9 million (2005), $13 million (2006), $11.5 million (2007) and $44.5 million (2008 and thereafter). Rental expenses under operating leases were $32.1 million (2002), $33.7 million (2001) and $34.5 million (2000).

Future minimum lease payments under capital leases at December 31, 2002 were not significant.

Real estate taxes, insurance and maintenance expenses generally are obligations of the Company and, accordingly, are not included as part of rental payments. It is expected that in the normal course of business, leases that expire will be renewed or replaced by similar leases.

INDEBTEDNESS

Long-Term Debt
(In thousands)	2002	2001

Domestic Credit Facility	$25,000	$155,000
8.50% Notes due 2005, net of unamortized discount of $2,706 in 2002 and $3,956 in 2001, with an effective interest rate of 8.71%	597,294	596,044
6.60% Notes due 2003, net of unamortized discount of $442 in 2002 and $2,215 in 2001, with an effective interest rate of 7.67%	164,558	162,785
6.125% Notes due 2006, net of unamortized discount of $7,348 in 2002 and $9,733 in 2001, with an effective interest rate of 7.71%	142,652	140,267
6.875% Debentures due 2026, net of unamortized discount of $24,319 in 2002 and $25,374 in 2001, with an effective interest rate of 7.58%	125,681	124,626
7.75% Debentures due 2023, net of unamortized discount of $1,478 in 2002 and $1,551 in 2001, with an effective interest rate of 7.82%	108,522	108,449
EURIBOR based Bank Loans due 2003	57,051	57,962
Other	41,089	47,700

	$1,261,847	$1,392,833

The Company’s long-term debt instruments are recorded at face value, net of unamortized discounts. Such discounts will be amortized to interest expense over the life of the related debt instruments. The Company has classified its 6.6% notes and its EURIBOR based bank loans, which both mature in 2003, as long-term based on its ability and intent to refinance on a long-term basis utilizing the available borrowings under its $400 million domestic credit facility.

In March of 2000, the Company issued $600 million of notes due in 2005 with a coupon rate of 8.5%, and entered into an interest rate swap contract to convert $300 million of such notes into variable interest rate debt. On March 24, 2001, the Company terminated the $300 million variable interest rate swap contract and received $21.9 million of cash proceeds from the settlement of the contract, which represented the fair market value of the contract on the date of termination. In accordance with FASB Statement No. 133 and FASB Statement No. 138, as they relate to fair value hedge accounting, the $21.9 million was recorded as an increase to long-term debt and is being amortized to earnings over the life of the notes. The unamortized balance at December 31, 2002 and 2001 was $12.1 million and $17.5 million, respectively.

In December 2002, the Company paid down $11.6 million of its Euro denominated variable rate debt and terminated the related interest rate swap contract, resulting in a loss of $0.2 million recorded to interest expense.

At December 31, 2002, the Company had outstanding interest rate swap contracts to convert its $57.1 million of Euro denominated variable rate debt to fixed rate debt. The weighted average variable interest rate on the Euro denominated debt was 4.8% at December 31, 2002. The aggregate notional amount of the related swap contracts was $57.1 million at December 31, 2002. The effective interest rate on the Euro denominated debt, including the impact of the related swap contracts, was 7.0% at December 31, 2002.

Credit Facilities

At December 31, 2001, the Company had a $400 million five-year credit facility available through October 2004 and a $125 million 364-day revolving credit facility available through September 2002. The Company did not renew its $125 million 364-day facility due to the availability under its five-year facility. Borrowings on the five-year facility are at various rate options determined on the date of borrowing. In addition, the Company must pay a facility fee on the aggregate amount of the five-year credit facility, which was .38% at December 31, 2002. At December 31, 2002, borrowings under the five-year credit facility were $25 million with an interest rate of 3.56%. At December 31, 2001, borrowings under the five-year credit facility were $155 million with a weighted average interest rate of 3.83%.

At December 31, 2001, the Company had $25.3 million outstanding under short-term uncommitted facilities, with a weighted average interest rate of 3.24%. The Company reduced this balance to zero during the second quarter of 2002.

The Company also has arrangements with various banks for lines of credit for its international subsidiaries aggregating $30.2 million in 2002 and $47.4 million in 2001, of which $4.7 million (at 4.4%) and $4.9 million (at 4.8%) were outstanding at December 31, 2002 and 2001, respectively.

Debt Covenants

The Company's various debt agreements contain covenants which limit the ability to create or assume mortgages or engage in mergers, consolidations, and certain sales or leases of assets. In addition, the domestic credit facility requires the Company to maintain certain financial ratios. In 2001, such financial ratios were amended for certain quarters through 2003. The Company also provided a security interest in certain domestic personal property not to exceed 10% of consolidated net tangible assets. At December 31, 2002, the Company was in compliance with all of its debt covenants.

Maturities

At December 31, 2002, the scheduled maturities of long-term debt during the next five fiscal years are: 2003 - $222.1 million; 2004 – $29.6 million; 2005 – $602.4 million; 2006 – $152.6 million; and 2007 – $1.4 million. The 2003 maturities include the Company’s 6.6% notes and EURIBOR based bank loans, which the Company has classified as long-term based on its ability and intent to refinance on a long-term basis utilizing available borrowings under its $400 million domestic credit facility.

notes to consolidated financial statements continued

INCOME TAXES

The components of earnings (loss) before income taxes and cumulative effect of accounting change, and the provision for income taxes (benefit) are as follows:

(In thousands)	2002	2001	2000

Pre-tax Earnings (Loss):
Domestic	$(124,851)	$(256,541)	$8,259
Foreign	134,136	67,935	134,115

	$9,285	$(188,606)	$142,374

Income Taxes (Benefit):
Domestic
Current	$(1,749)	$562	$4,169
Deferred	(46,216)	(93,765)	9,372

	(47,965)	(93,203)	13,541

Foreign
Current	33,991	19,596	29,864
Deferred	7,785	8,945	9,696

	41,776	28,541	39,560

Total
Current	32,242	20,158	34,033
Deferred	(38,431)	(84,820)	19,068

	$(6,189)	$(64,662)	$53,101

The provision (benefit) for income taxes differs from the Federal statutory rate for the following reasons:

(In thousands)	2002	2001	2000

Provision (benefit) at statutory rate	$3,249	$(66,012)	$49,831
Goodwill amortization	—	9,074	8,512
Foreign income tax rate differential	(10,178)	4,764	(7,380)
State income taxes, net of federal benefit	(3,226)	(8,005)	3,984
Tax audit settlements	(900)	(5,806)	—
Impact of valuation allowance	5,008	1,792	—
Foreign income and exclusions subject to U.S. taxation	(1,042)	(973)	(2,488)
Non-deductible items	900	3,697	1,642
Other, net	—	(3,193)	(1,000)

Actual income tax provision (benefit)	$(6,189)	$(64,662)	$53,101

Provisions have been made for deferred taxes based on differences between the financial statement and the tax basis of assets and liabilities using currently enacted tax rates and regulations. The components of the net deferred tax assets and liabilities are as follows:

(In thousands)	2002	2001

Deferred tax assets:
Pension and other post-retirement liabilities	$182,427	$134,762
Accruals for environmental remediation	44,430	43,529
Intercompany royalty	21,935	20,685
Other accruals	54,332	87,129
Net operating loss and tax credit carryforwards	138,500	112,915
Inventories and other	19,407	16,516
Deferred tax liabilities:
Property, plant and equipment	(69,316)	(48,792)
Intangibles	(12,453)	(16,589)
Financial instruments	(13,254)	(15,300)
Other	(5,829)	(14,610)

Net deferred tax asset before valuation allowance	360,179	320,245
Valuation allowance	(20,070)	(15,062)

Net deferred tax asset after valuation allowance	$340,109	$305,183

Net deferred taxes of $62.1 million and $74.1 million are included in other current assets and $278 million and $231.1 million are included in other assets in 2002 and 2001, respectively. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize its net deferred tax assets.

At December 31, 2002, the Company had an aggregate of $350.4 million of net operating losses (NOL’s) ($316.9 million generated domestically and $33.5 million related to the Company’s foreign subsidiaries) and $1.9 million of excess foreign tax credits. The Company's NOL's are subject to certain limitations and will begin to expire in 2005. The valuation allowance at December 31, 2002 includes $14.5 million related to the NOL’s ($5.2 million for which subsequently recognized tax benefits will be applied to reduce goodwill) and $5.6 million related to other foreign deferred tax assets.

At December 31, 2001, the Company had an aggregate of $303.2 million of NOL’s ($265.9 million generated domestically, inclusive of a capital loss carryforward of $5.9 million, and $37.3 million related to the Company’s foreign subsidiaries) and $1.3 million of excess foreign tax credits. The valuation allowance at December 31, 2001 included $11.2 million related to the NOL’s ($4.6 million for which subsequently recognized tax benefits will be applied to reduce goodwill) and $3.9 million related to other foreign deferred tax assets.

A provision has not been made for U.S. taxes which would be payable if undistributed earnings of the foreign subsidiaries of approximately $485 million at December 31, 2002 were distributed to the Company in the form of dividends since certain foreign countries limit the extent of repatriation of earnings while, for others, the Company’s intention is to permanently reinvest such foreign earnings. A determination of the amount of the unrecognized deferred tax liability related to undistributed earnings is not practicable.

In addition, the Company has not recognized a deferred tax liability for the difference between the financial statement and the tax basis of its investment in the common stock of its subsidiaries. Such difference relates primarily to $247 million of unremitted earnings earned by Witco’s foreign subsidiaries prior to the Merger on September 1, 1999. The Company does not expect this difference in basis to become subject to tax at the parent level, as it is the Company’s intention to permanently reinvest such foreign earnings.

EARNINGS (LOSS) PER COMMON SHARE

The computation of basic earnings (loss) per common share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based on the weighted average number of common and common share equivalents outstanding. The computation of diluted loss per share for fiscal year 2001 equals the basic calculation since common stock equivalents of 2,443 were antidilutive.

(In thousands,except per share data)	2002	2001	2000

Earnings (loss) before cumulative effect of accounting change	$15,474	$(123,944)	$89,273
Cumulative effect of accounting change	(298,981)	—	—

Net earnings (loss)	$(283,507)	$(123,944)	$89,273

Basic
Weighted average shares outstanding	113,568	113,061	113,644

Earnings (loss) before cumulative effect of accounting change	$0.13	$(1.10)	$0.78
Cumulative effect of accounting change	(2.63)	—	—

Net earnings (loss)	$(2.50)	$(1.10)	$0.78

Diluted
Weighted average shares outstanding	113,568	113,061	113,644
Stock options and other equivalents	2,088	—	1,521

Weighted average shares adjusted for dilution	115,656	113,061	115,165

Earnings (loss) before cumulative effect of accounting change	$0.13	$(1.10)	$0.78
Cumulative effect of accounting change	(2.58)	—	—

Net earnings (loss)	$(2.45)	$(1.10)	$0.78

CAPITAL STOCK

The Company is authorized to issue 500 million shares of $.01 par value common stock. There were 119,152,254 and 119,187,077 shares issued at year-end 2002 and 2001, respectively, of which 5,297,885 and 6,129,834 shares were held as treasury stock in 2002 and 2001, respectively.

The Company is authorized to issue 250,000 shares of preferred stock without par value, none of which are outstanding. On September 3, 1999, the Company declared a dividend distribution of one Preferred Share Purchase Right (Rights) on each outstanding share of common stock. These Rights entitle stockholders to purchase one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $100. The Rights are only exercisable if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer, which if successful, would result in ownership of 15% or more of the Company’s common stock.

COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss are as follows:

(In thousands)	2002	2001

Foreign currency translation adjustment	$(75,833)	$(105,871)
Minimum pension liability adjustment	(117,866)	(39,403)
Other	(6,727)	(6,565)

Accumulated other comprehensive loss	$(200,426)	$(151,839)

STOCK INCENTIVE PLANS

The 1988 Long-Term Incentive Plan (1988 Plan), as amended, authorized the Board of Directors to grant stock options, stock appreciation rights, restricted stock and long-term performance awards covering up to 10 million shares to the officers and other key employees of C&K over a period of ten years through October 1998. Non-qualified and incentive stock options were granted under the 1988 plan at prices not less than 100% of the fair market value of the underlying common shares on the date of the grant. All outstanding options will expire not more than ten years and one month from the date of grant.

notes to consolidated financial statements continued

The 1993 Stock Option Plan for Non-Employee Directors, as amended in 1996, authorized 200,000 options to be granted to non-employee directors. The options vest over a two-year period and are exercisable over a ten year period from the date of grant, at a price equal to the fair market value of the underlying common shares on the date of grant.

The 1998 Long-Term Incentive Plan (1998 Plan) was approved by the shareholders of C&K in 1999. This plan authorizes the Board to grant stock options, stock appreciation rights, restricted stock and long-term performance awards to eligible employees and non-qualified stock options to non-employee directors over a ten-year period. During 2002, 2001 and 2000, non-qualified and incentive stock options were granted under the 1998 Plan at prices not less than 100% of the fair market value of the underlying common shares on the date of grant. All outstanding options will expire not more than ten years and one month from the date of grant. The 1998 Plan authorizes the Company to grant shares and options for shares of common stock equal to the sum of (i) the shares available for award under the 1988 Plan and the 1993 Stock Option Plan For Non-Employee Directors as of October 18, 1998 and (ii) the shares awarded under prior plans of C&K which were forfeited, expired, lapsed, not earned or tendered to pay the exercise price of options or withholding taxes. In 1999, the number of common shares reserved for issuance under the 1998 plan was increased by 2.8 million shares and, pursuant to the Merger, increased by an additional 5 million shares. Under the terms of the Merger, the shareholders also approved the conversion of all outstanding Witco options into options to purchase the Company’s common stock. These 4.7 million converted options expired 30 days after the Merger, and became available for grant under the 1998 Plan.

In October 2001, the Board of Directors approved the 2001 Employee Stock Option Plan (2001 Plan). The 2001 Plan authorizes the Board to grant up to 1 million non-qualified stock options to key non-officer employees. Options under the 2001 plan will be granted at prices not less than 100% of the fair market value of the underlying common shares on the date of grant and will expire not more than ten years and one month from the date of grant.

Under the 1988 Plan, 1,261,000 common shares have been transferred to an independent trustee to administer restricted stock awards for C&K’s long-term incentive program. At December 31, 2002, deferred compensation relating to such shares is $0.3 million and will be fully amortized by the end of 2004.

In 1996, Company granted long-term incentive awards from the 1988 Plan in the amount of 824,250 shares, which were earned at the end of 1998 based upon the achievement of certain financial criteria. The shares earned in 1998 vest ratably at 25% per year with the final installment payable at retirement. Compensation expense related to such shares was accrued over a six-year period.

In October 1999, the Company granted long-term incentive awards in the amount of 2,175,000 shares of restricted stock from the 1998 Plan. In connection with the Merger, vesting requirements relating to 300,000 shares of restricted stock were waived. The remaining 1,875,000 shares were earned as of December 31, 2000 based upon the achievement of certain financial criteria and will vest over a three-year period ending on January 1, 2003. Compensation expense relating to these shares is being accrued over a three-year period.

In January 2000, the Company granted long-term incentive awards under the 1998 Plan for a maximum of 2,707,250 shares to be earned at the end of 2002 if certain financial criteria were met. In January 2001, the January 2000 awards were cancelled and awards were granted for a maximum of 2,343,367 shares to be earned if certain vesting and financial criteria were met at the end of 2002. In January 2002, the Company granted long-term incentive awards under the 1998 Plan for a maximum of 1,052,000 shares to be earned at the end of 2004 if certain financial criteria are met for 2002 through 2004. In conjunction with this award, the remaining outstanding performance-based portion of the awards (1,655,000 shares) granted in January 2001 were cancelled.

In January 2003, the Board of Directors approved the grant of options covering 1,254,000 shares at the fair market value at the date of grant. These options will become exercisable in one-third increments over a three-year period.

As permitted under FASB Statement No. 123, "Accounting for Stock-Based Compensation” and FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transitions and Disclosure,” the Company elected to continue its historical method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense has not been recognized for stock-based compensation plans other than restricted stock awards under the Company’s long-term incentive programs.

The following table summarizes the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement No. 123 to all stock-based employee compensation awards, the estimated fair value of options granted using the Black-Scholes model and the assumptions utilized in the model.

(In thousands, except per share data)	2002	2001	2000

Net earnings (loss), as reported	$(283,507)	$(123,944)	$89,273
Pro forma net earnings (loss)	$(289,426)	$(133,171)	$81,849
Earnings (loss) per share:
Basic – as reported	$(2.50)	$(1.10)	$0.78
Basic – pro forma	$(2.55)	$(1.18)	$0.72
Diluted – as reported	$(2.45)	$(1.10)	$0.78
Diluted – pro forma	$(2.50)	$(1.18)	$0.71
Average fair value of options granted	$3.08	$3.97	$4.35
Assumptions:
Dividend yield	2.5%	2.0%	1.9%
Expected volatility	48%	52%	54%
Risk-free interest rate	3.5%	5.0%	5.8%
Expected life (in years)	8	8	8

Changes during 2002, 2001 and 2000 in shares under option are summarized as follows:

	Price Per Share

	Range	Average	Shares

Outstanding at 12/31/99	$3.13-26.41	$12.81	10,233,246
Granted	8.16-8.34	8.16	2,168,500
Exercised	5.22-13.00	8.10	(45,357)
Lapsed	8.16-26.41	12.61	(585,067)

Outstanding at 12/31/00	3.13-26.41	11.98	11,771,322
Granted	7.92-10.81	7.93	1,760,866
Exercised	3.13-8.34	5.20	(111,759)
Lapsed	8.16-26.41	15.75	(346,142)

Outstanding at 12/31/01	5.22-26.41	11.39	13,074,287
Granted	7.25	7.25	1,272,430
Exercised	5.22-8.34	7.59	(436,149)
Lapsed	7.92-26.41	16.95	(771,165)

Outstanding at 12/31/02	$5.22-26.41	$10.79	13,139,403

Exercisable at 12/31/00	$3.13-26.41	$14.15	6,718,519

Exercisable at 12/31/01	$5.22-26.41	$12.78	9,073,974

Exercisable at 12/31/02	$5.22-26.41	$11.52	10,699,627

Shares available for grant at year-end 2002 and 2001 were 6,148,135 and 5,102,946, respectively.

The following table summarizes information concerning currently outstanding and exercisable options:

Range of Exercise Prices	Number Outstanding at End of 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at end of 2002	Weighted Average Exercise Price

$5.22-7.92	3,028,357	9.2	$7.61	806,929	$7.83
$8.16-8.35	5,396,985	7.0	$8.27	5,181,970	$8.28
$10.81-14.35	1,980,508	3.6	$13.30	1,977,175	$13.30
$14.50-26.41	2,733,553	3.6	$17.47	2,733,553	$17.47

	13,139,403	6.3	$10.79	10,699,627	$11.52

The Company has an Employee Stock Ownership Plan that is offered to eligible employees of the Company and certain of its subsidiaries. The Company makes contributions equivalent to a stated percentage of employee contributions. The Company’s contributions were $2.8 million in 2002, $3.6 million in 2001 and $3.3 million in 2000.

Effective June 1, 2001, the Company established an Employee Stock Purchase Plan. This plan permits eligible employees to annually elect to have up to 10% of their compensation withheld for the purchase of shares of the Company’s common stock at 85% of the average of the high and low sale prices on the date of purchase. As of December 31, 2002, 232,512 shares were purchased under this plan.

PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company has several defined benefit and defined contribution pension plans covering substantially all of its domestic employees and certain international employees. Benefits under the defined benefit plans are primarily based on the employees’ years of service and compensation during employment. The Company’s funding policy for the defined benefit plans is based on contributions at the minimal annual amounts required by law plus such amounts as the Company may deem appropriate. Contributions for the defined contribution plans are determined as a percentage of the covered employees’ salary. Plan assets consist of publicly traded securities and investments in commingled funds administered by independent investment advisors.

Employees of international locations are covered by various pension benefit arrangements, some of which are considered to be defined benefit plans for financial reporting purposes. Assets of these plans are comprised primarily of insurance contracts and financial notes to consolidated financial statements continued

securities. Benefits under these plans are primarily based upon levels of compensation. Funding policies are based on legal requirements, tax considerations and local practices.

The Company also provides health and life insurance benefits for certain retired and active employees and their beneficiaries and covered dependents for substantially all of its domestic employees and certain international employees. These plans are generally not pre-funded and are paid by the Company as incurred, except for certain inactive government related plans.

	Defined Benefit Plans

	Qualified Domestic Plans		International and Non-Qualified Plans		Post-Retirement Health Care Plans

(In thousands)	2002	2001	2002	2001	2002	2001

Change in projected benefit obligation:
Benefit obligation at beginning of year	$619,981	$601,533	$184,773	$203,241	$216,511	$212,411
Service cost	6,705	6,819	6,537	5,936	1,604	1,539
Interest cost	42,245	43,185	11,796	11,021	14,497	15,148
Plan participants’ contributions	—	—	938	806	734	741
Plan amendments	98	699	(83)	396	—	2,353
Actuarial losses	27,300	12,954	16,639	5,410	8,510	450
Foreign currency exchange rate changes	—	—	20,310	(8,920)	61	(292)
Divestitures	—	—	—	(708)	—	—
Benefits paid	(46,788)	(45,553)	(13,564)	(8,259)	(17,839)	(16,411)
Curtailments	(1,420)	2,200	—	(13,150)	—	572
Settlements	—	(3,886)	(793)	(11,000)	—	—
Special termination benefits	—	2,030	—	—	—	—

Projected benefit obligation at end of year	$648,121	$619,981	$226,553	$184,773	$224,078	$216,511

Change in plan assets:
Fair value of plan assets at beginning of year	$539,294	$603,581	$80,725	$114,092	$34,580	$39,776
Actual return on plan assets	(41,058)	(29,188)	(4,425)	(2,065)	(1,832)	(2,401)
Foreign currency exchange rate changes	—	—	8,834	(5,714)	—	—
Employer contributions	6,880	13,423	10,716	6,280	14,780	12,875
Plan participants’ contributions	—	—	938	806	734	741
Divestitures	—	—	—	(708)	—	—
Benefits paid	(46,788)	(45,553)	(13,564)	(8,259)	(17,839)	(16,411)
Settlements	—	(2,969)	(793)	(23,707)	—	—

Fair value of plan assets at end of year	$458,328	$539,294	$82,431	$80,725	$30,423	$34,580

Funded status:
Funded status	$(189,793)	$(80,687)	$(144,122)	$(104,048)	$(193,655)	$(181,931)
Unrecognized transition asset	(47)	(54)	1,759	2,015	—	—
Unrecognized actuarial (gain) loss	206,464	84,598	32,145	5,557	4,276	(10,197)
Unrecognized prior service cost	348	313	2,479	3,444	(4,617)	(7,455)

Net amount recognized	$16,972	$4,170	$(107,739)	$(93,032)	$(193,996)	$(199,583)

Amounts recognized in the consolidated balance sheet consist of:
Prepaid benefit costs	$24,271	$17,223	$4,971	$4,003	$—	$—
Accrued benefit liabilities	(183,315)	(75,937)	(132,924)	(103,647)	(193,996)	(199,583)
Intangible asset	258	313	3,340	4,384	—	—
Accumulated other comprehensive loss	175,758	62,571	16,874	2,228	—	—

Net amount recognized	$16,972	$4,170	$(107,739)	$(93,032)	$(193,996)	$(199,583)

	Defined Benefit Plans

	Qualified Domestic Plans			International and Non-Qualified Plans			Post-Retirement Health Care Plans

(In thousands)	2002	2001	2000	2002	2001	2000	2002	2001	2000

Components of net periodic benefit cost (credit):
Service cost	$6,705	$6,819	$7,959	$6,537	$5,936	$6,991	$1,604	$1,539	$1,864
Interest cost	42,245	43,185	43,463	11,796	11,021	11,416	14,497	15,148	15,567
Expected return on plan assets	(56,244)	(56,141)	(52,468)	(6,228)	(6,094)	(7,473)	(3,179)	(3,668)	(3,795)
Amortization of prior service cost	63	414	487	955	978	1,004	(2,838)	(4,176)	(4,877)
Amortization of unrecognized transition obligation	(6)	(3)	3	189	190	56	—	—	—
Recognized actuarial (gains) losses	164	(29)	(38)	161	(207)	(297)	(936)	(1,447)	(1,363)
Curtailment (gain) loss recognized	1,154	7,045	(200)	—	(13,101)	(136)	—	(1,055)	—
Settlement (gain) loss recognized	—	873	—	330	7,095	(61)	—	—	—

Net periodic benefit cost (credit)	$(5,919)	$2,163	$(794)	$13,740	$5,818	$11,500	$9,148	$6,341	$7,396

Weighted average assumptions:
Discount rate	6.75%	7.00%	7.56%	5.96%	5.91%	6.52%	6.75%	7.00%	7.55%
Expected return on plan assets	9.50%	9.50%	9.50%	6.99%	7.22%	7.02%	9.50%	9.50%	9.50%
Rate of compensation increase	4.00%	4.00%	4.25%	3.25%	3.35%	3.45%	—	—	—

The assumed health care cost trend rate ranged from 9% - 9.5% and is assumed to decrease gradually to 5% in 2011 and remain level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(In thousands)	One-Percentage Point Increase	One-Percentage Point Decrease

Effect on the aggregate of the service and interest cost components of net periodic post-retirement health care benefit cost for 2002	$1,197	$(1,156)
Effect on accumulated post-retirement benefit obligation for health care benefits as of December 31, 2002	$13,909	$(13,897)

For pension plans with accumulated benefit obligations in excess of plan assets, the aggregate accumulated benefit obligation was $814.1 million in 2002 and $696.5 million in 2001, and the aggregate fair value of plan assets was $529.7 million in 2002 and $547.6 million in 2001.

The Company’s net cost of pension plans, including defined contribution plans, was $23.6 million, $23.2 million, and $28.9 million in 2002, 2001 and 2000, respectively.

notes to consolidated financial statements continued

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective January 1, 2001, the Company adopted FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (the “Statements”).

The Company’s activities expose its earnings, cash flows and financial position to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. The Company maintains a foreign currency risk-management strategy that uses derivative instruments as needed to mitigate risk against foreign currency movements and to manage interest rate volatility. In accordance with the Statements, the Company recognizes in earnings changes in the fair value of all derivatives designated as fair value hedging instruments that are highly effective, and recognizes in accumulated other comprehensive loss (AOCL) changes in the fair value of all derivatives designated as cash flow hedging instruments that are highly effective. The Company does not enter into derivative instruments for trading or speculative purposes.

The Company uses interest rate swap contracts, which expire in 2003, as cash flow hedges to convert its $57.1 million Euro denominated variable rate debt to fixed rate debt. Each interest rate swap contract is designated with the principal balance and the term of the specific debt obligation. These contracts involve the exchange of interest payments over the life of the contract without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is recognized as an adjustment to interest expense. In the event of early extinguishment of the designated debt obligations, any realized or unrealized gain or loss from the swap would be recognized in earnings coincident with any extinguishment gain or loss. In December 2002, the Company paid down $11.6 million of its Euro denominated variable rate debt and terminated the related portion of its interest rate swap contract, which resulted in a loss of $173,000 recorded to interest expense.

The Company also has equity option contracts that consist of sold put option contracts and purchased call option contracts at various strike prices. The Company entered into these contracts to hedge the expense variability associated with its obligations under its long-term incentive plans. The sold put option contracts and purchased call option contracts cover 3.2 million shares of common stock, with a weighted average strike price of $16.52 per share for the put contracts and $16.69 per share for the call contracts. These contracts have an expiration date of February 14, 2003 and require net cash settlement. As of December 31, 2002, a liability of $33.8 million has been included in accrued expenses to reflect the unrealized loss on these option contracts based on the year-end closing price of the Company’s common stock. In February 2003, the Company settled these equity option contracts for $35.1 million and entered into a new equity option contract that consists of a sold put option contract and a purchased call option contract, covering 3.2 million shares of common stock, with a strike price of $5.66 per share for the put contract and $5.75 per share for the call contract. The new contract has an expiration date of May 9, 2003 and requires net cash settlement.

The Company has designated a portion of the equity option contracts as cash flow hedges of the risk associated with the unvested, unpaid awards under its long-term incentive plans. Changes in market value related to the portion of the option contracts designated and effective as hedges have been recorded as a component of AOCL. The amount included in AOCL ($2 million at December 31, 2002) is subject to changes in the stock price and is being amortized ratably to selling, general and administrative expense (SG&A) over the remaining service periods of the hedged long-term incentive plans. Changes in market value related to the remaining portion of the option contracts are recognized in SG&A. Based on the December 31, 2002 closing price of the Company’s common stock, the anticipated amortization from AOCL to SG&A over the next 12 months will be approximately $1 million.

The Company used an interest rate swap contract as a fair value hedge to convert $300 million of its fixed rate 8.5% notes into variable rate debt. On March 24, 2001, the swap contract was terminated and the Company received cash proceeds of $21.9 million in settlement of the contract, which represented the market value of the contract on the date of termination. In accordance with the Statements, as they relate to fair value hedge accounting, the $21.9 million was recorded as an increase to long-term debt and is being amortized to interest expense over the life of the notes. The unamortized balance at December 31, 2002 and 2001 was $12.1 million and $17.5 million, respectively.

The Company also has exposure to changes in foreign currency exchange rates resulting from transactions entered into by the Company and its foreign subsidiaries in currencies other than their local currency (primarily trade payables and receivables). The Company is also exposed to currency risk on intercompany transactions (including intercompany loans). The Company manages these transactional currency risks on a consolidated basis, which allows it to net its trade payable and receivable exposure. The Company purchases foreign currency forward contracts, primarily denominated in Euros, Canadian dollars, Swiss francs and Singapore dollars, to hedge its transaction exposure. The aggregate notional amount of these contracts at December 31, 2002 is approximately $536 million. These contracts are generally settled on a monthly basis. Realized and unrealized gains and losses on foreign currency forward contracts are recognized in other expense, net, to offset the impact of valuing recorded foreign currency trade payables, receivables and intercompany transactions. The Company has not designated these derivatives as hedges, although it believes these instruments reduce the Company’s exposure to foreign currency risk. The net effect of the realized and unrealized gains and losses on these derivatives and the underlying transactions is not significant at December 31, 2002.

The following table summarizes the (gains)/losses resulting from changes in the market value of the Company’s fair value and cash flow hedging instruments and the amortization of (gains)/losses related to certain cash flow hedges for the years ended December 31, 2002 and 2001.

(In thousands)	2002	2001

Fair value hedges (in other expense, net)	$(2)	$(582	)*

Cash flow hedges (in AOCL):
Balance at beginning of year	$2,546	$—
Interest rate swap contracts	(313)	1,196	*
Equity option contracts–change in market value	6,558	3,322
Equity option contracts–amortization to selling, general and administrative	(5,953)	(1,972)

Balance at end of year	$2,838	$2,546

*	Includes the Statements implementation impact gain of $567,000 ($346,000 after-tax) related to the fair value hedges and a loss of $234,000 related to the interest rate swap cash flow hedges.

FINANCIAL INSTRUMENTS

As discussed in the Derivative Instruments and Hedging Activities note above, the Company enters into interest rate swap contracts to modify the interest characteristics of some of its outstanding debt and purchases foreign currency forward contracts to mitigate its exposure to changes in foreign currency exchange rates of recorded transactions (principally foreign currency trade receivables and payables and intercompany transactions).

At December 31, 2002 and 2001, the Company had outstanding interest rate swap contracts with an aggregate notional amount of $57.1 million and $58 million, respectively. These contracts are used to convert the Company’s variable rate Euro denominated debt to fixed rate debt.

At December 31, 2002, the Company had outstanding foreign currency forward contracts with an aggregate notional amount of approximately $536 million to hedge foreign currency risk on foreign currency accounts receivable and payable and intercompany loans. These forward contracts are generally outstanding for one month and are primarily denominated in Euros, Canadian dollars, Swiss francs and Singapore dollars. At December 31, 2001, the Company had outstanding foreign currency forward contracts with an aggregate notional amount of approximately $356 million.

All contracts have been entered into with major financial institutions. The risk associated with these transactions is the cost of replacing these agreements at current market rates, in the event of default by the counterparties. Management believes the risk of incurring such losses is remote.

The carrying amounts for cash, accounts receivable, other current assets, accounts payable and other current liabilities approximate their fair value because of the short-term maturities of these instruments. The fair value of long-term debt is based primarily on quoted market values. For long-term debt that has no quoted market value, the fair value is estimated by discounting projected future cash flows using the Company’s incremental borrowing rate. The fair value of interest rate swap and foreign currency forward contracts is the amount at which the contracts could be settled based on quotes provided by investment banking firms.

The following table presents the carrying amounts and estimated fair values of material financial instruments used by the Company notes to consolidated financial statements continued

in the normal course of its business. The carrying amounts of the interest rate swap contracts and foreign currency forward contracts are included in either other assets or other liabilities.

	2002

(In thousands)	Carrying Amount	Fair Value

Long-term debt	$(1,261,847)	$(1,224,891)
Interest rate swap contracts	$(884)	$(884)
Foreign currency forward contracts	$38	$38

	2001

	Carrying Amount	Fair Value

Long-term debt	$(1,392,833)	$(1,407,996)
Interest rate swap contracts	$(1,197)	$(1,197)
Foreign currency forward contracts	$(111)	$(63)

ANTITRUST INVESTIGATIONS AND RELATED MATTERS

Antitrust Investigations

The Company and certain of its subsidiaries, together with other domestic and foreign companies, are currently the subject of coordinated criminal investigations being conducted by the United States Department of Justice (the “DOJ”) and the Canadian Competition Bureau (the “CCB”) and a coordinated civil investigation being conducted by the European Commission (together with the DOJ and the CCB, the “Governmental Authorities”) with respect to possible antitrust violations relating to the sale and marketing of certain rubber processing chemicals, ethylene propylene diene monomer (“EPDM”) and heat stabilizers. The investigations concern possible anticompetitive practices, including price fixing and customer or market allocations, undertaken by the Company and such subsidiaries and certain of their officers and employees. According to reports in the press, The Japan Fair Trade Commission (the “JFTC”) is conducting an investigation regarding heat stabilizers, impact modifiers and processing aids for plastic. The Company has not been contacted by the JFTC. The Company is actively cooperating with the Governmental Authorities regarding such investigations. Since inception of the investigations, the Company has been conducting its own internal investigation with the assistance of special counsel. Neither the Company, any of its subsidiaries, nor any individual has, to date, been charged in connection with the investigations.

It is the Company’s understanding that the investigations by the Governmental Authorities are, as previously stated, focused on rubber processing chemicals, including accelerators, antioxidants and antiozonants (with 2002 sales of $206 million), EPDM (with 2002 sales of $135 million), and heat stabilizers, including tin-based stabilizers and precursors, mixed metal stabilizers and epoxidized soybean oil (“ESBO”) (with 2002 sales of approximately $220 million).

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

With respect to EPDM and heat stabilizers, the Company and its affiliates that are subject to the investigations have received from each of the Governmental Authorities verbal or written assurances of conditional amnesty from prosecution and fines. The European Commission’s grant of conditional amnesty with respect to heat stabilizers is presently limited to tin-based stabilizers and their precursors, but the Company expects to be granted conditional amnesty by the European Commission with respect to mixed metal stabilizers and ESBO in the near future. The assurances of conditional amnesty are conditioned upon several factors, including continued cooperation with the Governmental Authorities.

As previously stated, the Company is conducting a continuing internal investigation of the matters under investigation by the Governmental Authorities, including a review as to any improper or criminal conduct by current and former officers and employees of the Company and its affected subsidiaries. Further, the Company and its special counsel assisting in the investigation are reviewing all other areas of the Company’s business and products to determine compliance with applicable antitrust law and with the Company’s antitrust guidelines and policies. In connection with the investigations, a senior officer of the Company has been placed on paid administrative leave.

The resolution of any possible antitrust violations against the Company and certain of its subsidiaries and the resolution of any civil claims now pending or hereafter asserted against them may have a material adverse effect on the Company’s financial condition, results of operations and prospects. No assurances can be given regarding the outcome or timing of these matters. Through December 31, 2002, the Company has incurred $6.3 million (pre-tax) of antitrust investigation costs, and expects to continue to incur substantial costs until all antitrust investigations are concluded.

The Company has named a compliance officer who will report to the Chief Executive Officer and the Chairman of the Audit Committee. The primary duties of the compliance officer will be to administer the Company’s compliance program in accordance with policies and procedures adopted by the Board of Directors of the Company.

State Class Actions

The Company and certain of its subsidiaries along with other companies, have been named as defendants in twenty putative indirect purchaser class action lawsuits filed during the period from October, 2002 through December, 2002 in state courts in seventeen states and in the District of Columbia. The putative class in each of the actions comprises all persons within each of the applicable states and the District of Columbia who purchased tires other than for resale that were manufactured using rubber processing chemicals sold by the defendants since 1994. The complaints principally allege that the defendants agreed to fix, raise, stabilize and maintain the price of rubber processing chemicals used as part of the tire manufacturing process in violation of state antitrust and consumer protection laws and that this illegal conspiracy caused injury to individuals who paid more to purchase tires as a result of such anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, interest and attorneys’ fees and costs. The Company and its defendant subsidiaries have filed or intend to file motions to dismiss on substantive and personal jurisdictional grounds or answers with respect to each of these actions.

These actions are in early procedural stages of litigation and, accordingly, the Company cannot predict their outcome. The Company and its defendant subsidiaries believe that they have substantial defenses to these actions and intend to defend vigorously all such actions.

CONTINGENCIES AND ENVIRONMENTAL MATTERS

The Company is involved in claims, litigation, administrative proceedings and investigations of various types in various jurisdictions. A number of such matters involve, or may involve, claims for a material amount of damages and relate to or allege environmental liabilities, including clean-up costs associated with hazardous waste disposal sites, natural resource damages, property damage and personal injury. The Company and some of its subsidiaries have been identified by federal, state or local governmental agencies, and by other potentially responsible parties (each a "PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States. In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.

Each quarter, the Company evaluates and reviews estimates for future remediation, and operating and maintenance costs directly related to remediation, to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. The total amount accrued for such environmental liabilities at December 31, 2002 was $128.8 million. The Company estimates its potential environmental liability to range from $116 million to $142 million at December 31, 2002. It is possible that the Company's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

On May 21, 1997, the United States District Court, Eastern District of Arkansas (the “Court”), entered an order finding that Uniroyal Chemical Co./Cie (Uniroyal) (a wholly owned subsidiary of the Company) is jointly and severally liable to the United States and Hercules Incorporated (Hercules) and Uniroyal are liable to each other in contribution with respect to the remediation of the Vertac notes to consolidated financial statements continued

Chemical Corporation site in Jacksonville, Arkansas. On October 23, 1998, the Court entered an order granting the United States' motion for summary judgment against Uniroyal and Hercules for removal and remediation costs of $102.9 million at the Vertac site. On February 3, 2000, after trial on the allocation of these costs, the Court entered an order finding Uniroyal liable to the United States for approximately $2.3 million and liable to Hercules in contribution for approximately $700,000. On April 10, 2001, the United States Court of Appeals for the Eighth Circuit (the “Appeals Court”) (i) reversed a decision in favor of the United States and against Hercules with regard to the issue of divisibility of harm and remanded the case back to the Court for a trial on the issue; (ii) affirmed the finding of arranger liability against Uniroyal; and (iii) set aside the findings of contribution between Hercules and Uniroyal by the Court pending a decision upon remand. The Appeals Court also deferred ruling on all constitutional issues raised by Hercules and Uniroyal pending subsequent findings by the Court. On June 6, 2001, the Appeals Court denied Uniroyal’s petition for rehearing by the full Appeals Court on the Appeals Court’s finding of arranger liability against Uniroyal and on December 10, 2001, Uniroyal’s Writ of Certiorari with the United States Supreme Court with regard to the issues of its arranger liability was denied. On December 12, 2001, the Court concluded hearings pursuant to the April 10, 2001 remand by the Appeals Court, and briefing on the issue of divisibility was completed in January 2003. A decision from the Court is expected during the second quarter of 2003.

The Company has standby letters of credit and guarantees with various financial institutions. At December 31, 2002, the Company had $57.4 million of outstanding letters of credit and guarantees primarily related to its environmental remediation liabilities, insurance obligations and a potential tax exposure. Only one of these outstanding standby letters of credit falls within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This standby letter of credit, in the amount of $12.7 million, relates to a potential tax exposure, of which $10.2 million has been accrued at December 31, 2002.

The Company intends to assert all meritorious legal defenses and all other equitable factors which are available to it with respect to the above matters. The resolution of these matters could have a material adverse effect on its consolidated results of operations in any given year or other reporting period if a number of these matters are resolved unfavorably.

BUSINESS SEGMENT DATA

Pursuant to FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has defined its reporting segments into two major business categories, "Polymer Products" and "Specialty Products." On April 12, 2002, the Company announced certain modifications within its financial reporting segments to reflect the current management and operating structure in its portfolio of businesses. First, petroleum additives was reclassified from the “Other” category to the Polymer Additives segment. This change reflects the similarity of product and product enhancing characteristics of these additives, as well as shared manufacturing processes and facilities. Second, industrial specialties (divested in June 2002) was reclassified from the Crop Protection segment to the “Other” category. Third, glycerine and fatty acids was reclassified from the “Other” category into plastic additives (included in the Polymer Additives segment). This change recognizes that glycerine and fatty acids are a byproduct of in-house production for use in the plastic additives business. Fourth, trilene (a minor product line with less than $4 million in annual sales) was reclassified from petroleum additives (included in the Polymer Additives segment) to EPDM (included in the Polymers segment). The former classification was predicated on the product’s use in lubricant applications, while the new designation is consistent with the chemistry of trilene, which is a liquid form of EPDM. After adjusting for these modifications, Polymer Products includes reporting segments of Polymer Additives (plastic additives, rubber additives, petroleum additives and urethane additives), Polymers (EPDM, urethane polymers and the nitrile rubber joint venture—sold December 2001) and Polymer Processing Equipment (specialty processing equipment and controls). Specialty Products includes reporting segments of OrganoSilicones (silanes and specialty silicones), Crop Protection (specialty actives and the Gustafson joint venture) and Other (refined products, industrial specialties—sold June 2002, and industrial colors—sold December 2001).

The accounting policies of the operating segments are the same as those described in the Accounting Policies footnote. The Company evaluates a segment's performance based on several factors, of which a primary financial measure is operating profit. In computing operating profit (loss) by segment, the following items have not been deducted: general corporate expenses, amortization of intangibles, facility closures, severance and related costs, antitrust investigation costs, impairment of long-lived assets, interest expense, other expense, net, and income taxes. Corporate assets are principally cash, intangible assets (including goodwill) and other assets maintained for general corporate purposes. A summary of business data for the Company's reportable segments for the years 2002, 2001 and 2000 follows.

Information by Business Segment

Sales

(In thousands)	2002	2001	2000

Polymer Products
Polymer Additives	$1,110,804	$1,125,910	$1,233,656
Polymers	270,954	292,092	338,577
Polymer Processing Equipment	172,702	202,653	310,490
Eliminations	(15,064)	(13,805)	(14,175)

	1,539,396	1,606,850	1,868,548

Specialty Products
OrganoSilicones	456,601	432,255	484,424
Crop Protection	240,142	245,562	238,547
Other	310,733	434,131	446,911

	1,007,476	1,111,948	1,169,882

	$2,546,872	$2,718,798	$3,038,430

Operating Profit (Loss)

(In thousands)	2002	2001	2000

Polymer Products
Polymer Additives	$79,403	$55,723	$108,223
Polymers	41,028	42,243	68,020
Polymer Processing Equipment	(13,766)	(15,647)	24,640

	106,665	82,319	200,883

Specialty Products
OrganoSilicones	56,031	46,135	84,139
Crop Protection	60,241	79,186	72,747
Other	7,960	10,779	18,468

	124,232	136,100	175,354

Corporate	(42,144)	(38,760)	(45,483)
Amortization	(12,775)	(38,860)	(39,271)
Facility closures, severance and related costs	(23,317)	(114,033)	(23,148)
Antitrust investigation costs	(6,306)	—	—
Impairment of long-lived assets	—	(80,366)	—

	$146,355	$(53,600)	$268,335

Depreciation and Amortization

(In thousands)	2002	2001	2000

Polymer Products
Polymer Additives	$59,805	$58,765	$60,691
Polymers	16,030	17,347	15,240
Polymer Processing Equipment	2,584	2,765	2,543

	78,419	78,877	78,474

Specialty Products
OrganoSilicones	31,188	25,003	23,293
Crop Protection	8,081	8,004	6,994
Other	9,902	16,644	15,501

	49,171	49,651	45,788

Corporate	18,960	57,042	57,755

	$146,550	$185,570	$182,017

Segment Assets

(In thousands)	2002	2001	2000

Polymer Products
Polymer Additives	$731,241	$728,640	$909,459
Polymers	120,208	142,196	213,795
Polymer Processing Equipment	89,343	101,498	122,743

	940,792	972,334	1,245,997

Specialty Products
OrganoSilicones	382,699	381,609	388,244
Crop Protection	146,361	145,001	154,741
Other	87,280	216,080	311,696

	616,340	742,690	854,681

Corporate	1,283,683	1,517,164	1,427,649

	$2,840,815	$3,232,188	$3,528,327

Capital Expenditures

(In thousands)	2002	2001	2000

Polymer Products
Polymer Additives	$42,755	$52,614	$61,558
Polymers	5,584	8,987	13,774
Polymer Processing Equipment	2,608	4,160	3,355

	50,947	65,761	78,687

Specialty Products
OrganoSilicones	16,026	44,339	47,760
Crop Protection	5,950	8,825	8,054
Other	6,950	11,742	11,453

	28,926	64,906	67,267

Corporate	20,436	5,975	8,860

	$100,309	$136,642	$154,814

Equity Method Investments

(In thousands)	2002	2001	2000

Polymer Products
Polymer Additives	$40,267	$45,924	$43,144
Polymers	—	1,134	8,249
Polymer Processing Equipment	—	—	—

	40,267	47,058	51,393

Specialty Products
OrganoSilicones	54	45	48
Crop Protection	23,963	24,465	20,725
Other	—	102	8,645

	24,017	24,612	29,418

Corporate	—	—	1,750

	$64,284	$71,670	$82,561

Geographic Information

Sales are based on location of customer.

Sales

(In thousands)	2002	2001	2000

United States	$1,270,929	$1,401,679	$1,664,557
Canada	84,234	91,792	111,491
Latin America	173,826	187,903	179,607
Europe/Africa	689,770	696,650	730,519
Asia/Pacific	328,113	340,774	352,256

	$2,546,872	$2,718,798	$3,038,430

Property, Plant and Equipment

(In thousands)	2002	2001	2000

United States	$569,437	$683,140	$822,669
Canada	46,636	43,008	48,215
Latin America	25,392	28,429	15,307
Europe/Africa	283,568	253,383	270,435
Asia/Pacific	17,483	14,023	25,461

	$942,516	$1,021,983	$1,182,087

SUMMARIZED UNAUDITED QUARTERLY FINANCIAL DATA

(In thousands, except per share data)	2002

	First	Second	Third	Fourth

Net sales	$644,838	$689,734	$624,721	$587,579
Gross profit	185,975	215,175	206,129	185,470
Earnings (loss) before cumulative effect of accounting change	6,755	(6,294)	12,588	2,425
Net earnings (loss)	(292,226)	(6,294)	12,588	2,425
Earnings (loss) before cumulative effect of accounting change per common share:
Basic	.06	(.06)	.11	.02
Diluted	.06	(.06)	.11	.02
Net earnings (loss) per common share:
Basic	(2.57)	(.06)	.11	.02
Diluted	(2.52)	(.06)	.11	.02
Dividends per common share	.05	.05	.05	.05
Market price per common share:
High	12.75	13.00	12.90	10.69
Low	8.46	10.25	8.81	5.44

(In thousands, except per share data)	2001

	First	Second	Third	Fourth

Net sales	$737,936	$724,032	$651,921	$604,909
Gross profit	223,349	221,030	197,313	171,770
Net earnings (loss)	15,770	13,894	(68,208)	(85,400)
Net earnings (loss) per common share:
Basic	.14	.12	(.60)	(.76)
Diluted	.14	.12	(.60)	(.76)
Dividends per common share	.05	.05	.05	.05
Market price per common share:
High	12.19	12.10	11.08	9.65
Low	10.06	9.72	6.20	6.35

responsibility for financial statements

Management of the Company is responsible for the accuracy and reliability of the consolidated financial statements and accompanying notes. Such financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and have been audited by KPMG LLP, Independent Certified Public Accountants, whose report is presented herein.

The Company has a system of internal accounting and disclosure controls that includes (1) written financial policies and procedures; (2) an organization structure that segregates duties and defines authority; (3) a code of business ethics that provides guidance to employees with respect to business practices and procedures; (4) an anonymous help line for the communication of illegal or unethical behavior; (5) continuous on site audits and reviews performed by the Company’s internal audit group; (6) quarterly representations from key business functional and financial executives regarding the accuracy of the financial information being reported; and (7) quarterly disclosure committee meetings to evaluate the quality and effectiveness of internal controls for disclosures included in the financial statements filed with the Securities and Exchange Commission. This system of controls is designed to provide reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. Such controls are subject to continuous review and are monitored by the Company’s financial management, disclosure committee and internal audit group.

In addition, the Board of Directors pursues its oversight role for the financial statements through its Audit Committee, which consists solely of outside directors. The Audit Committee meets on a regular basis with representatives of management, the internal audit group and KPMG LLP.

Vincent A. Calarco President and Chief Executive Officer

Peter Barna Senior Vice President and Chief Financial Officer

independent auditors’ report

The Board of Directors and Stockholders

Crompton Corporation

We have audited the accompanying consolidated balance sheets of Crompton Corporation and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in the Accounting Policies note to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

Stamford, Connecticut January 31, 2003

PART III

ITEM 14.      CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this annual report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

(b) Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal year covered by this annual report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a)	The following documents are filed as part of this report on Form 10-K/A:
1.	Financial statements and Independent Auditors’ Report, as included in Part II, Item 8 of this Form 10-K/A:
(i)	Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000;
(ii)	Consolidated Balance Sheets for the years ended December 31, 2002 and 2001;
(iii)	Revised Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000;
(iv)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000;
(v)	Revised Notes to Consolidated Financial Statements; and
(vi)	Independent Auditors’ Report of KPMG LLP.
2.

Independent Auditors’ Report and Consent, and Financial Statement Schedule II, “Valuation and Qualifying Accounts,” required by Regulation S-X, were filed with the Company’s 2002 Annual Report on Form 10-K.

3.

The following exhibits are either filed herewith or incorporated herein by reference to the respective reports and registration statements identified in the parenthetical clause following the description of the exhibit:

Exhibit No.	Description

2.0

Agreement and Plan of Reorganization dated as of May 31, 1999, by and among Crompton & Knowles Corporation, Park Merger Co. and Witco Corporation (incorporated by reference to Appendix A to the Joint Proxy Statement-Prospectus dated July 28, 1999, as part of the Registrant’s Registration Statement on Form S-4, Registration No. 333-83901, dated July 28, 1999 (“Joint Proxy Statement-Prospectus S-4 Registration Statement”)).

2.1

Amendment No. 1 to Agreement and Plan of Reorganization dated as of July 27, 1999, by and among Crompton & Knowles Corporation, CK Witco Corporation (formerly known as Park Merger Co.) and Witco Corporation (incorporated by reference to Appendix A-1 to the Joint Proxy Statement-Prospectus S-4 Registration Statement).

2.2

Agreement and Plan of Merger dated April 30, 1996, by and among Crompton & Knowles, Tiger Merger Corp. and Uniroyal Chemical Corporation (“UCC”) (incorporated by reference to Exhibit 2 to the Crompton & Knowles Form 10-Q for the period ended March 31, 1996).

2.3

Purchase Agreement between the Registrant (and its affiliates named therein) and Akzo Nobel Surface Chemistry L.L.C. (and its affiliates named therein), dated as of June 28, 2002 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-Q for the period ended June 30, 2002 (“June 30, 2002 10-Q”)).

2.4

Limited Liability Company Agreement by and between Gustafson, Inc. and Trace Chemicals, Inc., effective as of September 23, 1998, (incorporated by reference to Exhibit 2.1 to the Crompton & Knowles Form 8-K/A dated January 21, 1999 (“Form 8-K/A”)).

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
2.9

Joint Venture Agreement and Shareholders Agreement dated September 18, 1998, by and between Uniroyal and GIRSA S.A. de C.V. (incorporated by reference to Exhibit 2.6 to the Crompton & Knowles Form 10-K for the fiscal year ended December 26, 1998 (“1998 Form 10-K”)).

2.10

Stock Purchase Agreement dated as of December 8, 1998, by and among Crompton & Knowles and Ingredient Technology Corporation, as Sellers, and Chr. Hansen Inc., as Purchaser (incorporated by reference to Exhibit 2.7 to the 1998 Form 10- K).

3(i)(a)

Amended and Restated Certificate of Incorporation of the Registrant dated September 1, 1999 (incorporated by reference to Exhibit 3(i)(a) to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001 (“2001 Form 10-K”)).

3(i)(b)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant dated April 27, 2000 (incorporated by reference to Exhibit 3(i)(b) to the Registrant’s 2001 Form 10-K).
3(i)(c)	Certificate of Change of Location of Registered Office and of Registered Agent dated May 18, 2000 (incorporated by reference to Exhibit 3(i)(c) to the Registrant’s 2001 Form 10-K).
3(ii)	By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to the Registrant’s 2001 Form 10-K).
4.1

Rights Agreement dated as of September 2, 1999, by and between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Form 8-A dated September 28, 1999).

4.2

Form of $600 Million 364-Day Credit Agreement dated as of October 28, 1999, by and among the Registrant, certain subsidiaries of the Registrant, various banks, The Chase Manhattan Bank, as Syndication Agent, Citibank, N.A., as Administrative Agent and Bank of America, N.A. and Deutsche Bank Securities Inc., as Co-Documentation Agents (incorporated by reference to Exhibit 4.1 to the 10-Q for the quarter ended September 30, 1999 (“September 30, 1999 10-Q”)).

4.3

Form of $125 Million Amended and Restated 364-Day Credit Agreement dated as of September 24, 2001, among the Registrant, certain subsidiaries of the Registrant, various banks, The Chase Manhattan Bank, as Syndication Agent, Citibank, N.A., as Administrative Agent, Bank of American, N.A., as Documentation Agent and J.P. Morgan Securities Inc., as Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 4.1 to the 10-Q for the quarter ended September 30, 2001 (“September 30, 2000 10-Q”)).

4.4

First Amendment dated as of December 21, 2001, to the Amended and Restated 364-Day Credit Agreement dated as of October 28, 1999, (as amended and restated in the form of the Amended and Restated Credit Agreement as of September 24, 2001) among the Registrant, certain subsidiaries of the Registrant, various banks, J.P. Morgan Bank (formerly known as The Chase Manhattan Bank), as Syndication Agent, Citicorp USA, Inc. (as successor to Citibank, N.A.), as Administrative Agent, and Bank of America, N.A. and Deutsche Bank Alex Brown Inc., as Co-Documentation Agents (incorporated by reference to Exhibit 4.7 to the Registrant’s 2001 Form 10-K).

4.5

Waiver No. 1 dated as of June 30, 2001, to the 364-Day Credit Agreement dated as of October 28, 1999 as amended as of October 26, 2000, among the Registrant, certain subsidiaries of the Registrant, various banks, The Chase Manhattan Bank, as Syndication Agent, Citibank, N.A., as Administrative Agent and Bank of America, N.A. and Deutsche Bank Securities Inc., as Co-Documentation Agents (incorporated by reference to Exhibit No. 4.1 to the 10-Q for the quarter ended June 30, 2001 (“June 30, 2001 10-Q”)).

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

4.7

First Amendment dated as of September 24, 2001, to the Five- Year Credit Agreement dated as of October 28, 1999, by and among the Registrant, certain subsidiaries of the Registrant, various banks, The Chase Manhattan Bank, as Syndication Agent, Citibank, N.A., as Administrative Agent, Bank of America, N.A.and Deutsche Bank Alex Brown Inc., as Co-Documentation Agents, and J.P. Morgan Securities Inc., as Lead Arranger and Sole Bookrunner (incorporated by reference to the September 30, 2001 10-Q).

4.8

Second Amendment dated as of December 21, 2001, to the Five- Year Credit Agreement dated as of October 28, 1999, by and among the Registrant, certain subsidiaries of the Registrant, various banks, J.P. Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as Syndication Agent, Citicorp USA, Inc. (as successor to Citibank, N.A.), as Administrative Agent and Bank of America, N.A. and Deutsche Bank Alex Brown Inc., as Co-Documentation Agents (incorporated by reference to Exhibit 4.11 to the Registrant’s 2001 Form 10-K).

4.9

Third Amendment dated as of May 8, 2002, to the Five-Year Credit Agreement dated as of October 28, 1999, by and among the Registrant, certain subsidiaries of the Registrant, various banks, J. P. Morgan Chase (formerly known as The Chase Manhattan Bank), as Syndication Agent, Citicorp USA, Inc. (as successor to Citibank, N.A.), as Administrative Agent and Bank of America, N.A. and Deutsche Bank Securities Inc. (formerly known as Deutsche Bank Alex Brown Inc.), as Co-Documentation Agents (incorporated by reference to the Registrant’s June 30, 2002 10-Q).

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

4.12

Form of Purchase Agreement, dated as of March 2, 2000, by and among the Registrant, as Seller, and Merrill Lynch, ABN AMRO Incorporated, Banc of America Securities LLC, Chase Securities Inc., Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Salomon Smith Barney Inc. (together, the “Initial Purchasers”), relating to $600 Million of 8 1/2% Senior Notes due 2005 (incorporated by reference to Exhibit 4.14 of the 1999 Form 10-K).

4.13

Form of Indenture, dated as of February 1, 1993, by and between Witco and the Chase Manhattan Bank, N.A., as Trustee, relating to Witco’s 6.60% Notes due 2003, 7.75% Debentures due 2023, 6 1/8% Notes due 2006 and 6 7/8% Debentures due 2026, including form of securities (incorporated by reference to Post-Effective Amendment No. 2 to the Registration Statement on Form S-3, Registration No. 33-58066, filed March 19, 1993).

4.14

Form of First Supplemental Indenture, dated February 1, 1996, by and among Witco, Chase Manhattan Bank, N.A., the Initial Trustee, and Fleet National Bank of Connecticut, the Note Trustee, relating to Witco’s 6 1/8% Notes due 2006 and 6 7/8% Notes due 2026 (incorporated by reference to Registration Statement on Form S-3, Registration Number 33- 65203, filed January 25, 1996).

4.15

Form of $600 Million of 8.50% Senior Notes due 2005, dated June 9, 2000, registered for public trading with the U.S.Securities and Exchange Commission and issued in exchange for identical securities sold in March 2000, which were not registered for public trading (incorporated by reference to Exhibit 4 of the Registrant’s Form 10-Q for the quarter ended June 30, 2000).

10.1+	Supplemental Medical Reimbursement Plan (incorporated by reference to Exhibit 10(n) to the Crompton & Knowles Form 10-K for the fiscal year ended December 27, 1980).
10.2+	Supplemental Dental Reimbursement Plan (incorporated by reference to Exhibit 10(o) to the Crompton & Knowles Form 10-K for the fiscal year ended December 27, 1980).
10.3+

Form of Employment Agreement dated as of July 29, 2002, by and between the Registrant and various of its executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended September 30, 2002 (“September 30, 2002 Form 10-Q”)).

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

10.8(i)+

Crompton Corporation Benefit Equalization Plan, amended as of April 30, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended March 31, 2002 (“March 31, 2002 Form 10-Q”).

10.8(ii)+	Crompton Corporation Amended Benefit Equalization Plan, dated October 22, 2002 (incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2002 Form 10-Q).
10.9+

Amended Benefit Equalization Plan Trust Agreement dated October 20, 1993, between Crompton & Knowles and Shawmut Bank, N.A. (incorporated by reference to Exhibit 10(n) to the Crompton & Knowles Form 10-K for the fiscal year ended December 25, 1993).

10.10+	Amended Crompton Corporation 1988 Long Term Incentive Plan (incorporated by reference to Exhibit 10.10+ to the Registrant’s 2001 Form 10-K).
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

10.13+	Amended 1993 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.21 to the Crompton & Knowles Form 10-K for the fiscal year ended December 26, 1998).
10.14+	UCC Purchase Right Plan, as amended and restated as of March 16, 1995 (incorporated by reference to Exhibit 10.1 to the UCC Form 10-Q for the period ended April 2, 1995 (“UCC April 1995 Form 10-Q”)).
10.15+	UCC 1993 Stock Option Plan (incorporated by reference to Exhibit 28.1 to UCC’s Registration Statement No. 33-62030 on Form S-8, filed on May 4, 1993).
10.16+	Form of Amendment No. 2 to the UCC 1993 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the UCC April 1995 Form 10-Q).
10.17+	Form of Executive Stock Option Agreement, dated as of November 15, 1993 (incorporated by reference to Exhibit 10.22 to the UCC 1994 Form 10-K).
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

10.201

Amended and Restated Receivables Sale Agreement, dated as of January 18, 2002, among Crompton & Knowles Receivables Corporation, as the Seller, the Registrant, as the Initial Collection Agent, ABN AMRO Bank N.V., as the Agent, certain liquidity providers, ABN AMRO Bank, N.V., as the Enhancer, and Amsterdam Funding Corporation (incorporated by reference to Exhibit 10.201 to the Registrant’s 2001 Form 10-K).

10.202

First Amendment dated as of January 17, 2003, to the Amended and Restated Receivables Sale Agreement, dated as of January 18, 2002, among Crompton & Knowles Receivables Corporation, as the Seller, the Registrant, as the Initial Collection Agent, ABN AMRO Bank N.V., as the Agent, certain liquidity providers, ABN AMRO Bank, N.V., as the Enhancer, and Amsterdam Funding Corporation.**

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

10.204

Amendment Number 1 dated as of December 9, 1999, to the Receivables Purchase Agreement, dated as of December 11, 1998, by and among CK Witco Corporation (as successor by merger to Crompton & Knowles), as Initial Collection Agent, and certain of its subsidiaries, as Sellers, Crompton & Knowles Receivables Corporation, as Buyer, and ABN AMRO Bank N.V., as Agent (incorporated by reference to Exhibit 10.265 to Form 10- K for the fiscal year ended December 31, 2000 (“2000 Form 10- K”).

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

10.207

Letter Agreement dated as of January 18, 2002, to the Receivables Purchase Agreement dated as of December 11, 1998, by and among the Registrant (as successor to Crompton & Knowles), as Initial Collection Agent, and certain of its subsidiaries, as Sellers, Crompton & Knowles Receivables Corporation, as Buyer, and Crompton Sales Company, Inc. and ABN AMRO Bank N.V., as Agent (incorporated by reference to Exhibit 10.206 to the Registrant’s 2001 Form 10-K).

10.21+	Amended Crompton Corporation 1998 Long Term Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s 2001 Form 10-K).
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

10.26+

Form of 2001 Management Incentive Plan dated as of March 20, 2001, by and between the Registrant and various key management personnel (incorporated by reference to Exhibit 10.26+ to the Registrant’s 2001 Form 10-K).

10.27+

Form of 2002 Management Incentive Plan dated as of February 8, 2002, by and between the Registrant and various key management personnel (incorporated by reference to Exhibit 10.27+ to the Registrant’s 2001 Form 10-K).

10.28+

Form of 2002-2004 Long-Term Incentive Award Agreement, dated as of March 26, 2002, by and between the Registrant and various of its executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2002 Form 10-Q).

13

2002 Annual Report to Stockholders of the Registrant.** (Not to be deemed filed with the Securities and Exchange Commission except those portions expressly incorporated by reference to Exhibit 13 to the Registrant’s Form 10-K for the year-ended December 31, 2002.

21	Subsidiaries of the Registrant.**
23	Consent of independent auditors. (filed herewith*).
24	Power of attorney from directors and executive officers of the Registrant authorizing signature of this report. (Original on file at principal executive offices of Registrant.) **.
31.1	Certification of Periodic Financial Reports by the Registrant’s Chief Executive Officer (Section 302) (filed herewith*)
31.2	Certification of Periodic Financial Reports by the Registrant’s Chief Financial Officer (Section 302) (filed herewith*)
32.1	Certification of Periodic Financial Reports by the Registrant’s Chief Executive Officer (Section 906) (filed herewith*)
32.2	Certification of Periodic Financial Reports by the Registrant’s Chief Financial Officer (Section 906) (filed herewith*)

* Copies of these Exhibits are annexed to this report on Form 10-K/A provided to the Securities and Exchange Commission and the New York Stock Exchange.

** Copies of these Exhibits are annexed to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 provided to the Securities and Exchange Commission and the New York Stock Exchange.

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

CROMPTON CORPORATION (Registrant)
Date: December 23, 2003	By:	/s/Peter Barna

Peter Barna Senior Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title
Vincent A. Calarco*	Chairman of the Board, President, and Director (Principal Executive Officer)
Peter Barna*	Senior Vice President (Chief Financial Officer)
Michael F. Vagnini*	Vice President and Controller (Principal Accounting Officer)
Robert A. Fox*	Director
Roger L. Headrick*	Director
Leo I. Higdon, Jr.*	Director
C. A. Piccolo*	Director
Bruce F. Wesson*	Director
Patricia K. Woolf*	Director

Date: December 23, 2003	*By:	/s/Peter Barna

Peter Barna as attorney-in-fact