Form 10-K
period 2003-12-31
CROMPTON CORP
filed 2004-03-16
CIK 1091862

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
|x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

                           Commission File No. 0-30270

                              Crompton Corporation
             (Exact name of registrant as specified in its charter)

Delaware                                                    52-2183153
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                      Identification Number)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |x| No | |

      The aggregate market value of the voting stock held by non-affiliates of the registrant, computed as of February 27, 2004 was $822,545,607.

      The number of voting shares of Common Stock of the registrant outstanding as of February 27, 2004 was 114,510,126.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Stockholders on April 27, 2004 ...Part III

PART I                                                                          Page
                                                                                ----
Item 1.    Business                                                               2
           Polymer Products                                                       3
           Specialty Products                                                     5

Item 2.    Properties                                                             9

Item 3.    Legal Proceedings                                                     10

Item 4.    Submission of Matters to a Vote of Security Holders                   15
           Executive Officers of the Registrant

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters    16
           and Issuer Purchases of Equity Securities

Item 6.    Selected Financial Data                                               17

Item 7.    Management's Discussion and Analysis of Financial                     19
           Condition and Results of Operation

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk            36

Item 8.    Financial Statements and Supplementary Data                           37

Item 9.    Changes in and Disagreements with Accountants on                      71
           Accounting and Financial Disclosure

Item 9A.   Controls and Procedures                                               71

PART III
Item 10.   Directors and Executive Officers of the Registrant                    71

Item 11.   Executive Compensation                                                71

Item 12.   Security Ownership of Certain Beneficial Owners and Management and    71
           Related Stockholder Matters

Item 13.   Certain Relationships and Related Transactions                        72

Item 14.   Principal Accountant Fees and Services                                72

PART IV
Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K       72

           Signatures                                                            80

PART I.

ITEM 1. BUSINESS

When we use the terms the "Corporation," "Company," "Crompton, "Registrant," "we," "us" and "our," unless otherwise indicated or the context otherwise requires, we are referring to Crompton Corporation and its consolidated subsidiaries. Certain disclosures included in this Annual Report on Form 10-K constitute forward-looking statements that are subject to risk and uncertainty. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements."

(a) General Development of Business

Crompton Corporation, formerly known as CK Witco Corporation, was incorporated in Delaware in 1999 in connection with the merger of Crompton & Knowles Corporation and Witco Corporation on September 1, 1999 (the "Merger").

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

Witco Corporation ("Witco") was incorporated in Delaware in 1958 as Witco Chemical Company, Inc., at which time it succeeded by merger to the business of Witco Chemical Company, an Illinois corporation formed in 1920. Witco was a global manufacturer and marketer of specialty chemical products for use in a wide variety of industrial and consumer applications. In 1995, Witco acquired OSi Specialties Holding Company, an entity engaged in the manufacture of silicone surfactants, organofunctional silanes, specialty fluids and amine catalysts, which was sold in 2003 (see below). In 1998, Witco acquired Ciba Specialty Chemicals Inc.'s ("Ciba") worldwide polyvinyl chloride heat stabilizers business and related assets and Ciba acquired Witco's global epoxy systems and adhesives business and related assets.

On April 24, 2003, the Company entered into an agreement to sell its OrganoSilicones business unit to a division of General Electric Company ("GE") and to acquire GE's Specialty Chemicals business. The transaction closed on July 31, 2003 and resulted in a gain of $111.7 million (net of income taxes of $175.3 million). The Company received net cash proceeds of $633.4 million, which includes proceeds from its first quarterly earn-out payment of $8.75 million less certain transaction-related fees of $18.4 million. In addition, as part of the transaction, the Company acquired GE's Specialty Chemicals business valued at $160 million. The Company will continue to receive quarterly earn-out payments through September of 2006 based on the combined performance of GE's existing Silicones business and the OrganoSilicones business that GE acquired from the Company. The total of such payments will be a minimum of $105 million and a maximum of $250 million, of which the minimum was recorded on a present value basis as a receivable on the date of the transaction. The Company will receive a minimum of $35 million of these cash payments in 2004. Based on the performance of GE's Silicones business during the fourth quarter of 2003, the Company will receive an additional $4.5 million of earn-out proceeds in the first quarter of 2004. The recognition of this additional gain is contingent upon the continued favorable future performance of GE's Silicones business, which the Company will assess on a quarterly basis.

In July 2003, the Company announced a cost reduction program to eliminate, at a minimum, overhead expenses previously absorbed by the OrganoSilicones business. The Company expects this cost reduction program to result in approximately $40 million of annual pre-tax savings in 2004. In order to achieve its goal, the Company expects to reduce its global workforce by approximately 375 positions.

(b) Financial Information About Industry Segments

Information as to the sales, operating profit (loss), depreciation and amortization, assets, capital expenditures and equity method investments attributable to each of the Corporation's business segments during each of its last three fiscal years is set forth in the Business Segment Data footnote included in the Notes to Consolidated Financial Statements on pages 65 through 67 of this Report.

The Corporation's businesses are grouped into two units, "Polymer Products" and "Specialty Products." Polymer Products consists of separate reporting segments for Polymer Additives (plastic additives, rubber additives, urethane additives and petroleum additives), Polymers (EPDM and urethane polymers) and Polymer Processing Equipment (Davis-Standard). Specialty Products consists of separate reporting segments for Crop Protection (specialty actives and the Gustafson Joint Venture) and Other (refined products.)

(c) Narrative Description of Business

Products and Services

The Corporation manufactures and markets a wide variety of polymer and specialty products. Most of the Corporation's products are sold to industrial customers for use as additives, ingredients or intermediates that impart particular characteristics to the customers' end products. The Corporation's products are currently marketed in more than 120 countries and serve a wide variety of end use markets including tires, agriculture, automobiles, textiles, plastics, lubricants, petrochemicals, leather, construction, recreation, mining, packaging, home furnishings, personal care, appliances and paper. The principal products and services offered by the Corporation are described below.

                                POLYMER PRODUCTS

Polymer Additives

The Polymer Additives business supplies a number of specialty chemicals to the plastics, rubber, coatings/adhesives and lubricant industries. The Polymer Additives business had net sales for fiscal 2003 of $1,232 million.

Plastic Additives
The Corporation is a global leader in supplying a broad line of additives to the plastics industry. These additives are often specially developed and formulated for a customer's specific manufacturing requirements. The Corporation manufactures stabilizers, lubricants, plasticizers and peroxide catalysts, and markets UV stabilizers and antistats, which are used in the manufacture of PVC resins and compounds for applications such as pipes, fittings, siding, flooring, window profiles and packaging materials. In addition, the Corporation is a manufacturer and supplier of polymerization inhibitors, polymerization catalysts and initiators, antioxidants, lubricants, chemical foaming agents, polymer modifiers and chemical intermediates as additives for the olefins and styrenics industries for use in the manufacture of resins and compounds that are employed in a broad spectrum of applications used in packaging, automobiles, construction, furniture and appliances. With the acquisition of General Electric's Specialty Chemical business in 2003, the Corporation expanded its antioxidant product line with a manufacturing facility and added marketing of impact modifiers and processing aids. These products are used in PVC and engineering thermoplastics. The Corporation also produces organotin compounds for the production of PVC stabilizers and pharmaceuticals, and for use as a catalyst in the production of polymers and in certain glass applications.

The Corporation is backward integrated in fatty acids for use in the plastic additives business. Produced are fatty acids and glycerin for internal consumption and the merchant market. Derivatives of fatty acids (esters, stearates and amides) are produced for surface modification as direct lubricants, emulsifiers or as intermediates for ingredients that modify surfaces. Fatty acids are used as lubricants in polymers (rubber and plastic) for personal care products and in curing systems for rubber. Glycerin is used to provide lubrication in pharmaceutical and personal care applications.

Net sales of plastic additives during fiscal 2003, 2002 and 2001 were 32.4%, 28.3% and 25.8% of the Corporation's net sales for such years, respectively.

Rubber Additives
This product line of the Polymer Additives business contains over 60 different chemicals for use in processing rubber. These products include accelerators, antioxidants, antiozonants, chemical foaming agents and specialty waxes. Accelerators are used for curing natural and synthetic rubber, and have a wide range of activation temperatures, curing ranges and use forms. Antiozonants protect rubber compounds from flex cracking and ozone, oxygen and heat degradation. Antioxidants provide rubber compounds with protection against oxygen, light and heat. Foaming agents produce gas by thermal decomposition or via a chemical reaction with other components of a polymer system and are mixed with rubber to produce sponge rubber products. Waxes inhibit static atmospheric ozone cracking in rubber. Tire manufacturers accounted for approximately 60% of the Corporation's rubber additives sales in fiscal 2003, with the balance of such sales going to industrial rubber goods, which includes numerous manufacturers of hoses, belting, sponge and a wide variety of other engineered rubber products. The Corporation believes it is the third largest producer of rubber additives in the world.

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

Petroleum Additives
The Corporation is a global manufacturer and marketer of high-performance additive components used in transport and industrial lubricant applications. The component product line includes Hybase(R) overbased calcium sulfonates and Lobase(R) neutral calcium sulfonates used in motor oils and marine lubricants. These sulfonates are oil soluble surfactants and their properties include detergency and corrosion protection to help lubricants keep car, truck and ship engines clean with minimal wear. Also in the product line are barium and sodium sulfonates which provide corrosion protection and emulsification in metalworking fluids. Other key products are the Naugalube(R) antioxidants widely used by the Corporation's customers in engine oils, gear oils, industrial oils and greases and Synton(R) high viscosity poly alpha olefins (PAO) used in the production of synthetic lubricants for automotive, aviation and industrial applications (e.g.compressor oils and gear oils). Products under development include new friction modifiers and antiwear additives to meet customers' performance requirements in automotive applications.

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

Polymers

The Polymers business, which had net sales for fiscal 2003 of $285.7 million, has two principal product lines: Adiprene(R)/Vibrathane(R) urethane prepolymers and Royalene(R) EPDM rubber.

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

The Corporation believes it is one of the five largest suppliers of EPDM polymers in the world, and the third largest North American producer of EPDM. The Corporation's success in this business has been due to several factors, including product performance, low cost manufacturing, customized products, and outstanding technical and customer service supported by a highly qualified staff of technical service specialists with extensive field and rubber processing experience, which have earned the Corporation a reputation for excellence and strong customer loyalty.

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

Polymer Processing Equipment

The Corporation's wholly owned subsidiary, Davis-Standard Corporation, designs, manufactures and sells polymer processing equipment, which includes extruders, electronic controls, and integrated extrusion systems, and offers specialized service and modernization programs for in-place polymer processing systems. The polymer processing equipment business had net sales for fiscal 2003 of $166.5 million.

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

In the United States, most of the Corporation's sales of polymer processing equipment are made by its own dedicated sales force and sales agents. In other parts of the world, and for export sales from the United States, the Corporation's sales of such equipment are made largely through agents.

                               SPECIALTY PRODUCTS

Crop Protection

The Crop Protection business manufactures and markets a wide variety of agricultural chemicals for many major food crops, including grains, fruits, nuts and vegetables, and many non-food crops, such as tobacco, cotton, turf, flax and ornamental plants. The business focuses its efforts mainly on products used on high-value cash crops, such as ornamentals, nuts, citrus and tree and vine fruits as opposed to commodity crops such as soybeans and corn. The Crop Protection business had net sales for fiscal 2003 of $270.9 million.

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

Gustafson Joint Venture
In November 1998, the Corporation formed joint ventures with Bayer Corporation to serve the agricultural seed treatment markets in North America. The Corporation and Bayer each hold a 50 percent interest in the seed treatment business operated by Gustafson LLC and Gustafson Partnership (collectively, "Gustafson").

Gustafson has a leading share of the North American commercial seed treatment formulation market and is recognized as a technological leader in this market. Gustafson is engaged directly and through cooperative activities in developing and formulating seed treatment systems, offering a broad line of chemical formulations, which contain fungicides, insecticides and seed conditioning aids in addition to commercial seed treating equipment. Gustafson's expertise enables it to develop and produce formulations consisting of multiple components to obtain optimum efficacy against seed and soil disease pathogens and insects.

Gustafson maintains a developmental program in the field of naturally occurring biological control agents targeted for disease. Gustafson has focused its efforts on naturally occurring organisms as opposed to genetically engineered organisms.

OrganoSilicones

In July 2003, the Company completed the sale of its OrganoSilicones business to GE and its acquisition of GE's Specialty Chemicals business. Information concerning this transaction is set forth in Item 1(a) on page 2 of this Report and in the Discontinued Operations footnote included on pages 45 and 46 of Item 8 of this Report.

Other

The Other business of the Corporation, with net sales for fiscal 2003 of $243.2 million, consists of Refined Products.

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

In 1998, Petro-Canada Lubricants of Mississauga, Ontario, Canada, became Refined Products' supplier for most grades of paraffinic white oils used in certain applications and refined products became Petro-Canada's exclusive distributor of these white oils in North America, Latin America and Asia Pacific. The refined products sales, marketing and distribution organization services refined products' and Petro- Canada's paraffinic white mineral oil customers for a variety of applications.

The Corporation markets its refined products primarily directly through its own sales force.

Sources of Raw Materials

Chemicals, steel, castings, parts, machine components and other raw materials required in the manufacture of the Corporation's products are generally available from a number of sources, some of which are foreign. The Corporation uses significant amounts of petrochemical feedstocks in many of its chemical manufacturing processes. Large increases in the cost of petrochemical feedstocks, particularly for sustained periods of time, or other raw materials could adversely affect the Corporation's operating margins. While temporary shortages of raw materials used by the Corporation may occur occasionally, such raw materials are currently readily available. However, their continuing availability and price are subject to domestic and world market and political conditions and regulations. Major requirements for key raw materials are typically purchased pursuant to multi-year contracts. The Corporation is not dependent on any one supplier for a material amount of its raw material requirements, except one supplier provides the Corporation with approximately 8 to 10% of diverse raw materials sourced from the supplier's multiple manufacturing/processing locations.

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

Patents and Licenses

The Corporation has over 2,500 United States and foreign patents and pending applications and has trademark protection for approximately 570 product names. Patents, trade names, trademarks, know-how, trade secrets, formulae, and manufacturing techniques assist in maintaining the competitive position of certain of the Corporation's products. Patents, formulae, and know-how are of particular importance in the manufacture of a number of specialty chemicals manufactured and sold by the Corporation, and patents and know-how are also significant in the manufacture of certain wire insulating and polymer processing machinery product lines. The Corporation is licensed to use certain patents and technology owned by other companies, including some foreign companies, to manufacture products complementary to its own products, for which it pays royalties in amounts not considered material to the consolidated results of the enterprise. Products to which the Corporation has such rights include certain crop protection chemicals and polymer processing machinery.

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

Customers

The Corporation does not consider any reporting segment of its business dependent on a single customer or a few customers, the loss of any one or more of who would have a material adverse effect on the reporting segment. No one customer's business accounts for more than ten percent of neither the Corporation's gross revenues nor more than ten percent of its earnings before taxes.

Backlog

Because machinery production schedules range from about 60 days to 10 months, backlog is significant to the Corporation's polymer processing equipment business. Firm backlog of customers' orders for this business at the end of 2003 totaled approximately $62 million compared with $76 million at the end of 2002. It is expected that most of the 2003 backlog will be shipped during 2004. Orders for specialty chemicals and polymers are generally filled from inventory stocks and thus are excluded from backlog.

Competitive Conditions

The Corporation is a major manufacturer of polymer products and specialty products. Competition varies by product and by geographic region, except that in rubber chemicals the market is fairly concentrated. In that market, the Corporation believes that it is one of the three largest suppliers of rubber chemicals in the world. In addition, the EPDM market is fairly concentrated. The Corporation believes that it is one of the five largest suppliers of EPDM polymers in the world, and the third largest producer of EPDM in North America.

Product performance, quality, technical and customer service, and price are all important factors in competing in the polymer product and specialty product businesses.

Research and Development

The Corporation conducts research and development on a worldwide basis at a number of facilities, including field stations that are used for crop protection research and development activities. Research and development expenditures by the Corporation totaled $51.5 million for the year 2003, $54.3 million for the year 2002, and $56.0 million for the year 2001.

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

Environmental Regulation. The Corporation believes that its business, operations and facilities have been and are being operated in substantial compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. The ongoing operations of chemical manufacturing plants, however, entail risks in these areas and there can be no assurance that material costs or liabilities will not be incurred. In addition, future developments, such as increasingly strict requirements of environmental and health and safety laws and regulations and enforcement policies thereunder, could bring into question the handling, manufacture, use, emission or disposal of substances or pollutants at facilities owned, used or controlled by the Corporation or the manufacture, use or disposal of certain products or wastes by the Corporation and could involve potentially significant expenditures. To meet changing permitting and regulatory standards, the Corporation may be required to make significant site or operational modifications, potentially involving substantial expenditures and reduction or suspension of certain operations. The Corporation incurred $10.9 million of costs for capital projects and $30.0 million for operating and maintenance costs related to environmental compliance at its facilities during fiscal 2003. In fiscal 2004, the Corporation expects to incur approximately $12.9 million of costs for capital projects and $29.7 million for operating and maintenance costs related to environmental compliance at its facilities. During fiscal 2003, the Corporation spent $16.6 million to clean up previously utilized waste disposal sites and to remediate current and past facilities. The Corporation expects to spend approximately $17.2 million during fiscal 2004 to clean up such waste disposal sites and to remediate current and past facilities.

Beginning in 2003, European environmental regulations has limited the use of lead-based heat stabilizers that until now have been essential to the manufacture of polyvinyl chloride construction pipe. As an alternative to these lead-based products, the Corporation has patented new technology for an organic-based, heavy-metal-free product. Capacity has been added at the Corporation's Lampertheim, Germany plant to produce this product. In October 2001, the International Maritime Organization passed a regulation banning the use of TBTO in paints for ships. The regulation goes into effect one year after 25% of the member nations representing at least 25% of the world's shipping tonnage adopt the regulation. The Corporation manufactures TBTO at its Bergkamen, Germany plant. Sales of this product were not material in 2003.

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

FFDCA, as amended by FQPA, authorizes the Environmental Protection Agency ("EPA") to set a tolerance for a pesticide in or on food at a level, which poses "a reasonable certainty of no harm" to consumers. The EPA is required to review all tolerances for all pesticide products by August 2006. Some of the Corporation's products have successfully completed review, others are currently under review and other products will be reviewed under this standard in the future.

The European Commission ("EC") has established procedures whereby all existing active ingredient pesticides will be reviewed. This EC regulation became effective in 1993 and will result in a review of all commercial products. The initial round of reviews covered ninety products, four of which are the Corporation's products. Data from the Corporation pertaining to these products were submitted for review in mid-2003. Other of the Corporation's products will be reviewed in future years. The process may lead to full reregistration in member states of the EC or may lead to some restrictions, or cancellation of registrations if adverse data is discovered.

Employees

The Corporation had 5,521 employees on December 31, 2003.

Available Information

The Corporation's internet website address is www.cromptoncorp.com. The Corporation makes available free of charge on or through its internet website the Corporation's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after the Corporation electronically files such material with, or furnishes it to, the Securities and Exchange Commission ("Commission").

The Corporation's Corporate Governance Principles, Code of Business Conduct and charters for its Audit Committee and its Organization, Compensation and Governance Committees are available on the Corporation's website and will be available, free of charge, to any stockholder who requests them from the Corporation's Investor Relations Department at Crompton Corporation, 199 Benson Road, Middlebury, CT 06749 USA. The information contained on the Corporation's website is not incorporated by reference in this annual report on Form 10-K and should not be considered a part of this report.

Geographic Information

The information with respect to sales and property, plant and equipment attributable to each of the major geographic areas served by the Corporation for each of the Corporation's last three fiscal years, is set forth in the Notes to Consolidated Financial Statements on pages 67 and 68 of this Report.

The Corporation considers that the risks relating to operations of its foreign subsidiaries are comparable to those of other U.S. companies, which operate subsidiaries in developed countries. All of the Corporation's international operations are subject to fluctuations in the relative values of the currencies in the various countries in which its activities are conducted and other risks inherent in conducting business internationally.

ITEM 2. PROPERTIES

The following table sets forth information as to the principal operating properties and other significant properties of the Corporation and its subsidiaries. All properties are owned in fee except where otherwise indicated:


Location                      Facility                                     Reporting Segment
--------                      --------                                     -----------------
UNITED STATES
Alabama
     Bay Minette              Plant                                        Polymer Additives

Connecticut
     Bethany                  Research Center                              Crop
     Middlebury               Corporate Offices, Research Center*          Corporate Headquarters
     Naugatuck                Research Center                              Polymer Additives, Polymers
     Pawcatuck                Office, Plant, Machine Shop, Tech Center     Polymer Processing Equipment

Illinois
     Mapleton                 Plant                                        Polymer Additives, Polymers, Other

Louisiana
     Geismar                  Plant                                        Crop, Polymer
     Taft                     Plant                                        Polymer Additives

New Jersey
     Perth Amboy              Plant                                        Polymer Additives
     Somerville               Office, Plant, Machine Shop                  Polymer Processing Equipment

New York
     Tarrytown                Research Center*                             Polymer Additives, Other

North Carolina
     Gastonia                 Plant                                        Crop, Polymer Additives, Polymers

Pennsylvania
     Petrolia                 Plant                                        Other

Tennessee
     Memphis                  Plant                                        Polymer Additives, Other

Texas
     Marshall                 Plant                                        Polymer Additives

West Virginia
     Morgantown               Plant, Research Center                       Polymer Additives

INTERNATIONAL
Australia
     Regency Park, S.A.       Office, Machine Shop*                        Crop
     Seven Hills              Office, Laboratory*                          Polymers

Belgium
     Antwerp                  Office*                                      Crop, Polymer Additives, Polymers, Other

Brazil
     Rio Claro                Plant                                        Crop, Polymer Additives, Polymers
     Sao Paulo                Office*                                      Crop, Polymer Additives, Polymers

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

Germany
     Bergkamen                Plant*                                       Polymer Additives
     Erkrath                  Office, Plant, Machine Shop, Tech Center     Polymer Processing Equipment
     Haan                     Office and Machine Shop                      Polymer Processing Equipment
     Lampertheim              Plant                                        Polymer Additives

Italy
     Latina                   Plant                                        Crop, Polymer Additives, Polymers



Location                      Facility                                     Reporting Segment
--------                      --------                                     -----------------

Korea
     Ansan                    Plant                                        Polymer Additives

Mexico
     Altamira                 Plant                                        Polymer Additives
     Cuautitlan               Plant                                        Polymer Additives

The Netherlands
     Ankerwag                 Plant                                        Crop
     Amsterdam                Plant                                        Polymer Additives, Other
     Haarlem                  Plant                                        Polymer Additives, Other
     Koog aan de Zaan         Plant                                        Polymer Additives, Other

Republic of China
     Kaohsiung                Plant**                                      Polymer Additives
     Nanjing                  Plant (Under Construction)                   Polymers

Singapore                     Administrative, Research, Sales Office*      Polymer Additives, Polymers, Other

Thailand
     Mapthaphut               Plant*                                       Polymer Additives

United Kingdom
     Accrington               Plant***                                     Polymer Additives
     Droitwich                Plant***                                     Polymer Additives
     Evesham                  Research Center                              Crop
     Langley                  Office*                                      Crop, Polymer Additives, Polymers, Other
     Oldbury                  Office, Plant, Machine Shop                  Polymer Processing Equipment

-------------
*     Facility leased by the Corporation.
** Facility owned by Uniroyal Chemical Taiwan Ltd., which is 80% owned by Uniroyal.
*** Facility owned by Baxenden Chemicals Limited, which is 53.5% owned by the Corporation.

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

Environmental Liabilities

Each quarter, the Corporation evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Corporation and the anticipated time frame over which payments toward the remediation plan will occur. The total amount accrued for such environmental liabilities at December 31, 2003, was $120.7 million. The Corporation estimates the potential liabilities to range from $109 million to $133 million at December 31, 2003. It is reasonably possible that the Corporation's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

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

Laurel Park - The EPA, the State of Connecticut, and the Laurel Park Coalition (consisting of Uniroyal and a number of other parties) have entered into a Consent Decree governing the design and implementation of the selected remedy for the Laurel Park site. Remedial construction began at the Laurel Park site in July 1996, and was completed in 1998. Operation and maintenance activities at the site are ongoing.

Litigation brought by the Laurel Park Coalition seeking contribution to the costs from the owner/operators of the site and later from other identified generator parties has resulted in substantial recoveries from a number of parties. In December 2000 and January 2001, the United States District Court for the District of Connecticut ("District Court") issued final judgment allowing recovery against various municipalities by the Laurel Park Coalition in the aggregate amount of approximately $1,044,000, and declaring that the defendants at the Laurel Park site are liable for certain stated percentages of future response costs. As a result of a settlement with one municipality, the aggregate amount of the outstanding judgment has been reduced to approximately $761,000. In October 2002, the United States Second Circuit Court of Appeals ("Second Circuit") generally affirmed the recoveries adopted by the District Court with respect to the municipal defendants. In November 2002, the municipal defendants filed a Petition for Rehearing En Banc with the Second Circuit which was denied in January 2003. Immediately following this denial, the same defendants filed a Motion to Stay Mandate for 90 days to allow them to petition the United States Supreme Court for a writ of certiorari. In June 2003, the Petition for Writ of Certiorari was denied and the matter was remanded to the District Court to perform a calculation concerning interest due on response costs. The District Court subsequently ordered mediation that was unsuccessful. The District Court then directed the parties to submit calculations of interest in accordance with the Second Circuit's decision.

Vertac - Uniroyal and its Canadian subsidiary, Uniroyal Chemical Co./Cie (formerly known as Uniroyal Chemical Ltd./Ltee) were joined with others as defendants in consolidated civil actions brought in the United States District Court, Eastern District of Arkansas, Western Division ("Court") by the United States of America, the State of Arkansas and Hercules Incorporated ("Hercules"), relating to a Vertac Chemical Corporation site in Jacksonville, Arkansas. Uniroyal has been dismissed from the litigation. On May 21, 1997, the Court entered an order finding that Uniroyal Chemical Co./Cie is jointly and severally liable to the United States, and finding that Hercules and Uniroyal Chemical Co./Cie are liable to each other in contribution. On October 23, 1998, the Court entered an order granting the United States' motion for summary judgment against Uniroyal Chemical Co./Cie and Hercules as to the amount of its claimed removal and remediation costs of $102.9 million at the Vertac site. Trial on the allocation of these costs as between Uniroyal Chemical Co./Cie and Hercules was concluded on November 6, 1998, and on February 3, 2000, the Court entered an Order finding Uniroyal Chemical Co./Cie liable to the United States for approximately $2,300,000 and liable to Hercules in contribution for approximately $700,000. On April 10, 2001, the United States Court of Appeals for the Eighth Circuit ("Appeals Court") (i) reversed a decision in favor of the United States and against Hercules with regard to the issue of divisibility of harm and remanded the case back to the Court for a trial on the issue; (ii) affirmed the finding of arranger liability against Uniroyal Co./Cie; and (iii) set aside the findings of contribution between Hercules and Uniroyal Co./Cie by the Court pending a decision upon remand. The Appeals Court also deferred ruling on all constitutional issues raised by Hercules and Uniroyal Co./Cie pending subsequent findings by the Court. On June 6, 2001, the Appeals Court denied Uniroyal Co./Cie's petition for rehearing by the full Appeals Court on the Appeals Court's finding of arranger liability against Uniroyal Co./Cie and on December 10, 2001, Uniroyal Co./Cie's Petition for a Writ of Certiorari to the United States Supreme Court with regard to the issue of its arranger liability was denied. On December 12, 2001, the Court concluded hearings pursuant to the April 10, 2001 remand by the Appeals Court and briefing on the issue of divisibility was completed in January 2003. A decision from the Court is expected during the second quarter of 2004.

The Corporation intends to assert all meritorious legal defenses and all other equitable factors which are available to it with respect to the above matters. The resolution of these matters could have a material adverse effect on its consolidated results of operations in any given year or other reporting period if a number of these matters are resolved unfavorably.

Antitrust Investigations and Related Matters

Antitrust Investigations

On March 15, 2004, the Company entered into a plea agreement with the United States of America with respect to a criminal antitrust investigation of the Company by the Department of Justice (the "DOJ"). Under the terms of the agreement, the Company agreed to plead guilty to a one-count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States during the period 1995 to 2001. The DOJ and the Company will jointly recommend that the court impose a sentence requiring the Company to pay a fine of $50 million, payable in six annual installments, without interest, beginning in 2004. If the court accepts the joint recommendation at a hearing expected to occur in the next several months, the DOJ's investigation of the Company with respect to rubber chemicals will be resolved.

The Company also reached agreement with the Commissioner of Competition and the Attorney General (the "Attorney General") of Canada on March 15, 2004, regarding a criminal antitrust investigation of the Company. The Company has agreed to plead guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Attorney General and the Company will jointly recommend that the court impose a sentence requiring the Company to pay a fine of $9 million Canadian (U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. If the court accepts the joint recommendation at a hearing expected to occur in the next several months, the Canadian investigation of the Company with respect to rubber chemicals will be resolved.

Expected cash payments for U.S. and Canadian fines total $2.3 million in 2004; $2.3 million in 2005; $6.5 million in 2006; $11.2 million in 2007; $16.2 million in 2008; and $18.5 million in 2009. The Company recorded a charge of $45.2 million against results of operations for its fiscal year ended December 31, 2003, as a reserve for the payment of the U.S. and Canadian fines.

The Company and certain of its subsidiaries continue to be the subject of a coordinated civil investigation by the European Commission (the "EC") with respect to the sale and marketing of rubber chemicals. At this time, the Company cannot predict the timing or outcome of that investigation, including the amount of any fine that may be imposed by the EC.

The Company and certain of its subsidiaries are subjects of, and continue to cooperate in, coordinated criminal and civil investigations being conducted by the DOJ, Canadian Competition Bureau and the EC (collectively, the "Governmental Authorities") with respect to possible antitrust violations relating to the sale and marketing of certain other products, including ethylene propylene diene monomer (EPDM); heat stabilizers, including tin-based stabilizers and precursors, mixed metal stabilizers and epoxidized soybean oil (ESBO); nitrile rubber; and urethanes and urethane chemicals. Such investigations concern anticompetitive practices, including price fixing and customer or market allocations, undertaken by the Company and such subsidiaries and certain of their officers and employees. The Company and its affiliates that are subject to the investigations have received from each of the Governmental Authorities verbal or written assurances of conditional amnesty from prosecution and fines. The EC's grant of conditional amnesty with respect to heat stabilizers is presently limited to tin-based stabilizers and their precursors, but the Company expects to be granted conditional amnesty by the EC with respect to mixed metal stabilizers and ESBO in the near future. The assurances of amnesty are conditioned upon several factors, including continued cooperation with the Governmental Authorities. The Company is actively cooperating with the Governmental Authorities regarding such investigations.

Since inception of the governmental investigations, the Company has been conducting its own internal investigation with the assistance of special counsel. The Company has completed its review of the matters under investigation by the Governmental Authorities as well as all other areas of the Company's business and products to determine compliance with applicable antitrust law and with the Company's antitrust guidelines and policies. During the course of the Company's internal investigation, the Company has provided the Governmental Authorities with information regarding other areas of the Company's business and products that may involve certain anticompetitive practices. As discussed above, the Company has received, from each of the Governmental Authorities, verbal or written assurances of conditional amnesty from prosecution and fines with respect to each of such areas. In addition, the Company has completed its internal investigation of any improper or criminal conduct by current and former officers and employees of the Company and its affected subsidiaries. During the course of the Company's internal investigation, the Company has strengthened its training and compliance programs and has taken certain actions with respect to certain employees, including termination of employment and other disciplinary actions.

During the fiscal year ended December 31, 2003, the Company had sales of rubber processing chemicals, including accelerators, antioxidants and antiozonants, of $191 million; sales of EPDM of $144 million; sales of heat stabilizers, including tin-based stabilizers and precursors, mixed metal stabilizers and ESBO, of approximately $224 million; and sales of urethanes and urethane chemicals of approximately $286 million. The Company's 2003 sales did not include sales of nitrile rubber, which is no longer part of the Company's business. The nitrile rubber business was previously part of a joint venture between the Company and an unaffiliated company. In December 2001, the Company sold its interest in the joint venture, which had 2001 sales of approximately $30 million.

The Company does not expect the resolution of the rubber chemicals investigations by the U.S. and Canada to have a material adverse effect on its consolidated financial position. However, the resolution of any other possible antitrust violations against the Company and certain of its subsidiaries and the resolution of any civil claims now pending or hereafter asserted against them may have a material adverse effect on the Company's financial condition, results of operations and prospects. No assurances can be given regarding the outcome or timing of these matters.

During the fiscal year ended December 31, 2003, the Company also incurred antitrust investigation and related costs of $32.5 million (pre-tax). The Company expects to continue to incur substantial costs until all antitrust investigations are concluded and civil claims are resolved.

Civil Lawsuits

Federal Antitrust Class Actions.

The Company, individually or together with certain of its subsidiaries and other companies, is a defendant in certain direct purchaser class action lawsuits filed in federal courts during the period from late March, 2003 through February, 2004 involving the sale of rubber chemicals, EPDM, plastic additives, including heat stabilizers, impact modifiers and processing aids, and nitrile rubber.

With respect to rubber chemicals, the Company, its subsidiary Uniroyal Chemical Company, Inc. ("Uniroyal") and other companies are defendants in a single, consolidated direct purchaser class action lawsuit filed in the United States District Court, Northern District of California, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased rubber chemicals in the United States directly from any of the defendants, or any present or former parent, subsidiary or affiliate, at any time during the period from January 1, 1994 through the present. The consolidated class action lawsuit consolidates six previously pending class action lawsuits filed in California. In addition to the consolidated action, the Company, its subsidiary Uniroyal and other companies are defendants in a single class action lawsuit, also filed in the United States District Court, Northern District of California, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased rubber chemicals in the United States directly from any of the defendants at any time during the period from January 1, 1994 through the present.

With respect to EPDM, the Company, its subsidiary Uniroyal and other companies, are defendants in a single, consolidated direct purchaser class action lawsuit filed in the United States District Court, District of Connecticut, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased EPDM in the United States directly from any of the defendants, or any present or former parent, subsidiary or affiliate, at any time during the period from January 1, 1994 through December 31, 2002. The consolidated class action lawsuit consolidates eleven previously pending class action lawsuits filed in California, Connecticut, New Jersey and New York that had been transferred to the United States District Court, District of Connecticut, and coordinated for pretrial purposes by the Judicial Panel on Multidistrict Litigation.

With respect to plastic additives, the Company and other companies are defendants in a single, consolidated class action lawsuit filed in the United States District Court, Eastern District of Pennsylvania, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased plastic additives in the United States directly from any of the defendants or from any predecessors, parents, subsidiaries, or affiliates at any time during the period from January 1, 1990 through January 31, 2003. The consolidated class action lawsuit consolidates seven previously pending class action lawsuits filed in Pennsylvania.

With respect to nitrile rubber, the Company, its subsidiary Uniroyal and other companies are defendants in six class action lawsuits filed in the United States District Court, Western District of Pennsylvania, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased nitrile rubber from any of the defendants or from any predecessors, parents, subsidiaries, or affiliates at any time during various periods with the earliest period commencing on January 1, 1994.

The complaints in these actions principally allege that the defendants conspired to fix, raise, maintain or stabilize prices for rubber chemicals, EPDM, plastic additives or nitrile rubber, as applicable, sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of unspecified amounts, costs (including attorneys' fees) and injunctive relief preventing further violations of the Sherman Act.

State Antitrust Class Actions.

With respect to rubber chemicals, the Company and certain of its subsidiaries along with other companies, are defendants in nine pending putative indirect purchaser class action lawsuits filed during the period from October, 2002 through December, 2002 in state courts in nine states. The putative class in each of the actions comprises all persons within each of the applicable states who purchased tires other than for resale that were manufactured using rubber processing chemicals sold by the defendants since 1994. The complaints principally allege that the defendants agreed to fix, raise, stabilize and maintain the price of rubber processing chemicals used as part of the tire manufacturing process in violation of state antitrust and consumer protection laws and that this caused injury to individuals who paid more to purchase tires as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, interest and attorneys' fees and costs. The Company and its defendant subsidiaries have filed motions to dismiss on substantive and personal jurisdictional grounds or answers with respect to each of these actions. Ten previously pending rubber chemicals class action lawsuits filed in Arizona, Kansas, Maine, Nebraska, New Mexico, New York, North Dakota, Wisconsin and Washington D.C. have been dismissed.

With respect to EPDM, the Company, its sudsidiary Uniroyal and other companies are defendants in a consolidated indirect purchaser class action lawsuit, filed on October 31, 2003 in California. The consolidated class action lawsuit consolidates three previously pending indirect purchaser class action lawsuits filed in California. The putative class in this action comprises all persons or entities in California who indirectly purchased EPDM at any time from at least January 1, 1994 to the present. The complaint principally alleges that the Company conspired to fix, raise, stabilize and maintain the price of EPDM and allocate markets and customers in the United States and California in violation of California's Cartwright Act and Unfair Competition Act and that this caused injury to purchasers who paid more to purchase, indirectly, EPDM as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, costs (including attorneys' fees) and disgorgement of profits.

With respect to plastic additives, the Company and other companies are defendants in a direct purchaser class action lawsuit, filed on April 8, 2003 in Ohio, by a plaintiff on behalf of itself and a class consisting of all individuals and entities that purchased polyvinyl chloride ("PVC") modifiers directly from the defendants in Ohio since 1999. The complaint principally alleges that the defendants and co-conspirators agreed to fix, raise, stabilize and maintain the price of PVC modifiers in violation of Ohio's Valentine Act and that this caused injury to purchasers who paid more to purchase PVC modifiers as a result of such alleged anticompetitive activities. The plaintiff seeks, among other things, treble damages of an unspecified amount, costs (including attorneys' fees) and injunctive relief preventing the defendants from continuing the unlawful activities alleged in the complaint. The parties have been advised to meet and confer to devise an orderly discovery process.

With respect to nitrile rubber, the Company is a defendant in an indirect purchaser class action lawsuit, filed on March 4, 2004 in California. The putative class in this action comprises all persons or entities in California who indirectly purchased nitrile rubber at any time from at least January 1, 1994 to the December 31, 2002. The complaint principally alleges that the Company conspired to fix, raise, stabilize and maintain the price of nitrile rubber and allocate markets and customers in the United States and California in violation of California's Cartwright Act and Unfair Competition Act and that this caused injury to purchasers who paid more to purchase, indirectly, nitrile rubber as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, costs (including attorneys' fees) and disgorgement of profits.

Federal Securities Class Actions.

Between July 18, 2003 and September 5, 2003, plaintiffs, on behalf of all purchasers of the Company's stock during the period from October 26, 1998 through October 8, 2002, filed three federal securities class action lawsuits in California against the Company and certain of its officers and directors. The complaints principally allege that the defendants caused the Company's shares to trade at artificially inflated levels through the issuance of false and misleading financial statements in violation of federal securities laws by inflating profits as a result of engaging in an illegal price-fixing conspiracy with respect to rubber chemicals and that this wrongful conduct caused injury to the plaintiffs who paid artificially inflated prices in connection with their purchase of the Company's publicly traded securities. The plaintiffs seek, among other things, damages of unspecified amounts, interest and attorneys' fees and costs. Plaintiffs filed two additional federal class action lawsuits containing substantially similar allegations in Connecticut. The plaintiffs in the three federal court actions filed in California agreed to voluntarily dismiss these actions and proceed instead in the two federal securities class actions filed in Connecticut. Notices of voluntary dismissal with respect to the three federal court actions filed in California were filed in October 2003.

Plaintiffs filed a sixth class action lawsuit in Connecticut state court on behalf of those persons or entities who acquired the Company's common stock in connection with the Company's merger with Witco Corp. The complaint principally alleged that the defendants breached their fiduciary duties by causing the Company's shares to trade at artificially inflated levels through the issuance of false and misleading financial statements in violation of federal securities laws by inflating profits as a result of engaging in an illegal price-fixing conspiracy with respect to rubber chemicals. The plaintiffs contended that this wrongful conduct caused them injury by causing them to exchange their Witco shares at artificially inflated prices and inducing them to accept as consideration for their Witco shares, shares in a new company whose balance sheet did not reflect its true liabilities. This action was subsequently removed to Connecticut federal court. While a motion to remand this case to state court was pending, plaintiffs agreed to voluntarily dismiss the action and proceed instead in the two federal securities class actions filed in Connecticut, as described above. A voluntary dismissal of this sixth class action lawsuit was filed in November 2003.

The Connecticut federal court actions have been ordered to be consolidated in Connecticut federal court. Plaintiffs' motion for the appointment of lead plaintiff and lead plaintiff's counsel is currently pending before the court. It is anticipated that after the court resolves plaintiffs' motion for the appointment of lead plaintiff and lead plaintiff's counsel, the appointed plaintiff's counsel will file a new consolidated amended class action complaint. At that point, the court will set a briefing schedule for defendants' motions addressed to the consolidated amended complaint.

Shareholder Derivative Lawsuit.

The Company and its board of directors are defendants in a shareholder derivative lawsuit, filed on August 25, 2003 in Connecticut state court, nominally brought on behalf of the Company. The complaint principally alleges that the Company's directors breached their fiduciary duties by causing the Company's shares to trade at artificially inflated levels through the issuance of false and misleading financial statements by inflating profits as a result of engaging in an illegal price-fixing conspiracy with respect to rubber chemicals. The plaintiffs contend that this wrongful conduct caused the Company's financial results to be inflated, cost the Company its credibility in the marketplace and market share, and has and will continue to cost the Company millions of dollars in investigative and legal fees. The plaintiffs seek, among other things, punitive damages of an unspecified amount, prejudgment interest and attorneys' fees and costs. On January 8, 2004, plaintiffs' counsel and defendants' counsel filed a joint motion to stay the derivative action until 90 days after the federal court rules on any motions to dismiss in the Connecticut federal court securities class actions. The state court has not yet ruled on this joint motion.

The federal and state actions described above are in early procedural stages of litigation and, accordingly, the Company cannot predict their outcome. The Company and its defendant subsidiaries believe that they have substantial defenses to these actions and intend to defend vigorously all such actions. However, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company's financial condition, results of operations and prospects. The Company has not recorded a charge for potential liabilities and expenses in connection with the civil claims, because it is not yet able to reasonably estimate a reserve for such potential costs.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Corporation are as follows:

Robert L. Wood, age 49, has served as President and Chief Executive Officer of the Company since January 2004. Previously, Mr. Wood served for 27 years with The Dow Chemical Company in a variety of executive capacities, most recently as business group President for Thermosets and Dow Automotive.

Vincent A. Calarco, age 61, has served as Chairman of the Board since 1999 and as President and Chief Executive Officer of the Registrant from 1999 to January 2004. Mr. Calarco served as President and Chief Executive Officer of Crompton & Knowles from 1985 to 1999, and Chairman of the Board from 1986 to 1999. Mr. Calarco has been a member of the Board of Directors of the Registrant since 1999 and was a member of the Board of Directors of Crompton & Knowles from 1985 to 1999.

Robert W. Ackley, age 62, has served as Executive Vice President, Polymer Processing Equipment of the Registrant since 1999. Mr. Ackley served as Vice President, Polymer Processing Equipment, of Crompton & Knowles from 1998 to 1999 and has served as President of Davis-Standard Corporation (prior to 1995, Davis-Standard Division) since 1983.

Peter Barna, age 60, has served as Senior Vice President and Chief Financial Officer of the Registrant since 1999. Mr. Barna served as Senior Vice President and Chief Financial Officer of Crompton & Knowles in 1999 and as Vice President-Finance of Crompton & Knowles from 1996 to 1999. Mr. Barna was the Principal Accounting Officer of Crompton & Knowles from 1986 to 1999 and its Treasurer from 1980 to 1996.

John T. Ferguson II, age 57, has served as Senior Vice President and General Counsel of the Registrant since 1999 and served as Secretary of the Registrant from 1999 to 2000. Mr. Ferguson served as Vice President of Crompton & Knowles from 1996 to 1999, and General Counsel and Secretary of Crompton & Knowles from 1989 to 1999. Mr. Ferguson served as a member of the Board of Directors of the Registrant in 1999.

Mary L. Gum, PhD., age 56, has served as Executive Vice President, Performance Chemicals and Elastomers Group since 2003. Dr. Gum served as Executive Vice President, OrganoSilicones Group & Urethanes, of the Registrant from 2002 to 2003 and served as Executive Vice President, OrganoSilicones Group, from 1999 to 2002.

Marvin H. Happel, age 64, has served as Senior Vice President, Organization & Administration of the Registrant since 1999. Mr. Happel served as Vice President-Organization and Administration of Crompton & Knowles from 1996 to 1999 and Vice President-Organization from 1986 to 1996.

Alfred F. Ingulli, age 62, has served as Executive Vice President, Crop Protection and Strategy & Development, of the Registrant since 2003 and Executive Vice President, Crop Protection, from 1999 to 2003. Mr. Ingulli served as Vice President, Crop Protection, of Crompton & Knowles from 1998 to 1999 and as Executive Vice President, Crop Protection of Uniroyal since 1994.

John R. Jepsen, age 48, has served as Vice President and Treasurer of the Registrant since 1999. Mr. Jepsen served as Treasurer of Crompton & Knowles from 1998 to 1999. Mr. Jepsen served with the International Paper Company as Assistant Treasurer, International from 1996 to 1998 and, prior to that, as Director of Corporate Finance from 1986 to 1996.

Myles S. Odaniell, age 45, has served as Executive Vice President, Plastics and Petroleum Additives since 2003. Previously, Mr. Odaniell served for more than 20 years with Cytec Industries/American Cyanamid Company in a variety of executive capacities, most recently as President, Coating and Performance Chemicals and President, Cytec Latin America.

Walter K. Ruck, age 61, has served as Senior Vice President, Europe, Africa and Middle East since 2003, and Senior Vice President, Operations, of the Registrant from 1999 to 2003. Mr. Ruck has served as Vice President, Operations, of Uniroyal since 1998; and served as Vice President, Manufacturing, of Uniroyal from 1997 to 1998. He served as Regional Vice President, Americas of Uniroyal from 1995 to 1997 and Regional Vice President of Uniroyal from 1994 to 1995.

Barry J. Shainman, age 61, has served as Secretary of the Registrant since 2000 and has served as Assistant General Counsel of the Registrant since 1999. Mr. Shainman served as Secretary of Uniroyal from 1998 to 2000 and has served as Senior Corporate Counsel of Uniroyal since 1990.

Michael F. Vagnini, age 47, has served as Vice President and Controller of the Registrant since 2002; Corporate Controller of the Registrant from 1999 to 2002 and Corporate Controller of Crompton & Knowles from 1998 to 1999. Mr. Vagnini has served as Corporate Controller of Uniroyal since 1995.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the range of market prices for Crompton Corporation's common stock on the New York Stock Exchange and the amount of dividends per share by quarter during the past two years.

                                                       2003
                                    -----------------------------------------
                                    First       Second      Third      Fourth
                                    ------      ------      -----      ------
Dividends per common share          $ 0.05        0.05       0.05        0.05
Market price per common share:
      High                          $ 6.90        7.75       7.63        7.37
      Low                           $ 3.63        3.75       5.10        5.31


                                                       2002
                                    -----------------------------------------
                                    First       Second      Third      Fourth
                                    ------      ------      -----      ------
Dividends per common share          $ 0.05        0.05       0.05        0.05
Market price per common share:
      High                          $12.75       13.00      12.90       10.69
      Low                           $ 8.46       10.25       8.81        5.44

The number of registered holders of common stock of the Company on December 31, 2003 was 5,787.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for the Company for each of its last five fiscal years follows:

(In millions of dollars, except per share data)            2003        2002        2001        2000         1999(a)(b)
                                                        ---------     -------     -------     -------       ----------
Summary of Operations
Net sales                                               $ 2,185.0     2,090.3     2,286.5     2,554.0         1,933.4
Gross profit                                            $   569.0       622.0       659.9       763.6           669.6
Selling, general and administrative                     $   353.0       354.5       378.9       371.1           311.1
Depreciation and amortization                           $   115.4       111.4       150.8       148.8           106.0
Research and development                                $    51.5        54.3        56.0        59.2            57.9
Equity income                                           $   (13.2)       (7.9)       (9.2)      (11.4)          (10.6)
Facility closures, severance and related costs          $    19.6        18.0       101.5        20.2              --
Antitrust costs                                         $    77.7         6.3          --          --              --
Impairment of long-lived assets                         $      --          --        80.4          --              --
Acquired in-process research and development            $      --          --          --          --           195.0
Merger and related costs                                $      --          --          --          --            29.5
Operating profit (loss)                                 $   (35.0)       85.4       (98.5)      175.7           (19.3)
Interest expense                                        $    89.7       101.7       109.9       120.4            69.8
Loss on early extinguishment of debt                    $    24.7          --          --          --            24.6
Other expense, net (c)                                  $     5.4        38.0        27.2         7.1            49.2
Earnings (loss) from continuing operations
   before income taxes and cumulative effect of
   accounting change                                    $  (154.8)      (54.3)     (235.6)       48.2          (162.9)
Income taxes (benefit)                                  $   (36.1)      (18.9)      (79.9)       22.8            27.0
Earnings (loss) from continuing operations before
  cumulative effect of accounting change                $  (118.7)      (35.4)     (155.7)       25.4          (189.9)
Earnings from discontinued operations                   $    26.3        50.9        31.8        63.9            14.9
Gain on sale of discontinued operations                 $   111.7          --          --          --              --
Cumulative effect of accounting change                  $    (0.4)     (299.0)         --          --              --
Net earnings (loss)                                     $    19.0      (283.5)     (123.9)       89.3          (175.0)

Per Share Statistics
Basic and Diluted
   Earnings (loss) from continuing operations before
      cumulative effect of accounting change            $   (1.05)      (0.31)      (1.38)       0.22           (2.28)
   Earnings from discontinued operations                $    0.23        0.44        0.28        0.56            0.18
   Gain on sale of discontinued operations              $    0.99          --          --          --              --
   Cumulative effect of accounting change               $      --       (2.63)         --          --              --
   Net earnings (loss)                                  $    0.17       (2.50)      (1.10)       0.78           (2.10)
Dividends                                               $    0.20        0.20        0.20        0.20            0.10
Book value                                              $    2.64        1.76        4.84        6.69            6.50
Common stock trading range:  High                       $    7.75       13.00       12.19       14.19           21.38
                             Low                        $    3.63        5.44        6.20        6.94            7.13
Average shares outstanding (in thousands)-Basic           112,531     113,568     113,061     113,644          83,507
Average shares outstanding (in thousands)-Diluted         112,531     113,568     113,061     115,165          83,507

Financial Position
Working capital                                         $   109.2       365.6       412.7       624.4           390.2
Current ratio                                                 1.2         1.5         1.6         1.9             1.4
Total assets                                            $ 2,529.2     2,840.8     3,232.2     3,528.3         3,726.6
Total debt                                              $   814.7     1,256.8     1,412.0     1,493.9         1,375.5
Stockholders' equity                                    $   302.7       199.9       547.5       754.0           759.9
Total capital employed                                  $ 1,117.4     1,456.7     1,959.5     2,247.9         2,135.4
Debt to total capital %                                      72.9        86.3        72.1        66.5            64.4

(In millions of dollars, except for number of employees)      2003        2002        2001        2000       1999(a)
                                                            -------     -------     -------     -------     --------
Other Statistics
Net cash (used in) provided by operations                   $ (14.8)      201.8       205.0       210.6       88.6
Capital spending from continuing operations                 $  81.7        84.3        92.3       107.1      131.8
Depreciation from continuing operations                     $ 100.8        99.9       119.0       116.8       81.0
Amortization from continuing operations                     $  14.5        11.6        31.8        32.0       25.0
Number of employees at end of year                            5,521       6,777       7,340       8,306      8,612


(a) The Company's 1999 operating results may not be comparable to its operating results in subsequent periods due to the merger of Crompton & Knowles Corporation and Witco Corporation on September 1, 1999.

(b) The loss on early extinguishment of debt in 1999 has been reclassified from an extraordinary item to a component of net earnings (loss) from continuing operations before income taxes in accordance with FASB Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections."

(c) Other expense, net includes a loss of $34.7 million on the sale of the industrial specialties business unit in 2002, losses of $17.3 and $1.8 million on the sale of the industrial colors business unit and the nitrile rubber joint venture, respectively, in 2001, and in 1999 a loss of $83.3 million on the sale of the textile colors business unit partially offset by a gain of $42.1 million on the sale of the specialty ingredients business unit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company is a global producer of specialty chemicals and polymer products and equipment. The Company has approximately 5,500 employees worldwide and sells its products in more than 120 countries. The Company is headquartered in Middlebury, Connecticut. The Company operates in various markets, including automotive, construction, agriculture, packaging and industrial rubber. Each of these markets is impacted by a number of economic and other factors.

The primary economic factors that influence operations are industrial production, capacity utilization, residential and commercial construction, auto production and resin production. In addition, the Company's crop protection business is influenced by worldwide weather conditions and its polymer processing equipment business is influenced by capital spending cycles. The Company also monitors the Gross National Product for key foreign economies. During 2003, the Company experienced an increase in unit volume across many businesses due in part to an improvement in worldwide economic conditions.

Other major factors affecting the Company's financial performance include raw material and energy costs, selling prices and the impact of changes in foreign exchange rates. The Company continued to experience elevated raw material and energy costs during 2003 and does not yet see signs of abatement. Although selling price declines were less significant in 2003 than those realized in 2002, the pricing environment remained very competitive. After three years of softness or declines in selling prices, the Company has begun to see some stabilization that may translate into a more favorable pricing environment in 2004. Consequently, the Company has recently announced, and is attempting to implement, selective price increases in a number of its businesses to mitigate the impact of higher raw material and energy costs. Although foreign exchange rates had a favorable impact on sales in 2003, the Company realized a slightly negative impact on earnings in 2003 primarily as a result of selling European and Canadian manufactured products at dollar denominated prices in Asia, Latin America and the United States.

In response to the impact of the above-mentioned external factors, the Company has undertaken various cost reduction initiatives over the past several years and continues to aggressively pursue cost reductions to mitigate the impact of these factors. The latest initiative was announced in July of 2003 and is expected to yield an additional $40 million of annual pre-tax cost savings in 2004. An important component of the Company's cost reduction efforts is its continued expansion of its Six Sigma programs.

On March 15, 2004, the Company entered into a plea agreement with the United States of America with respect to a criminal antitrust investigation of the Company by the Department of Justice (the "DOJ"). Under the terms of the agreement, the Company agreed to plead guilty to a one-count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States during the period 1995 to 2001. The DOJ and the Company will jointly recommend that the court impose a sentence requiring the Company to pay a fine of $50 million, payable in six annual installments, without interest, beginning in 2004. If the court accepts the joint recommendation at a hearing expected to occur in the next several months, the DOJ's investigation of the Company with respect to rubber chemicals will be resolved.

The Company also reached agreement with the Commissioner of Competition and the Attorney General (the "Attorney General") of Canada on March 15, 2004, regarding a criminal antitrust investigation of the Company. The Company has agreed to plead guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Attorney General and the Company will jointly recommend that the court impose a sentence requiring the Company to pay a fine of $9 million Canadian (U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. If the court accepts the joint recommendation at a hearing expected to occur in the next several months, the Canadian investigation of the Company with respect to rubber chemicals will be resolved.

Expected cash payments for U.S. and Canadian fines total $2.3 million in 2004; $2.3 million in 2005; $6.5 million in 2006; $11.2 million in 2007; $16.2 million in 2008; and $18.5 million in 2009.

The Company and certain of its subsidiaries continue to be the subject of a coordinated civil investigation by the European Commission (the "EC") with respect to the sale and marketing of rubber chemicals. At this time, the Company cannot predict the timing or outcome of that investigation, including the amount of any fine that may be imposed by the EC.

The Company and certain of its subsidiaries are subjects of, and continue to cooperate in coordinated criminal and civil investigations being conducted by the DOJ, Canadian Competition Bureau and the EC (collectively, the "Governmental Authorities") with respect to possible antitrust violations relating to the sale and marketing of certain other products, including ethylene propylene diene monomer (EPDM); heat stabilizers, including tin-based stabilizers and precursors, mixed metal stabilizers and epoxidized soybean oil (ESBO); nitrile rubber; and urethanes and urethane chemicals. The Company and its affiliates that are subject to the investigations have received from each of the Governmental Authorities verbal or written assurances of conditional amnesty from prosecution and fines.

The Company recorded pre-tax charges of $77.7 million for antitrust costs in its consolidated statement of operations at December 31, 2003. This includes a $45.2 million charge to reserve for the payment of U.S. and Canadian fines, which represents the present value of the expected payments of $57 million. The Company also incurred pre-tax antitrust costs of $32.5 million associated with antitrust investigations and related civil lawsuits. The Company expects to continue to incur substantial costs until all antitrust investigations are concluded and civil claims are resolved.

The Company and certain of its subsidiaries, together with other companies, are defendants in certain federal direct purchaser and state direct and indirect purchaser class action lawsuits principally alleging that the defendants conspired to fix, raise, maintain or stabilize prices for rubber chemicals, EPDM, plastic additives, including impact modifiers and processing aids, and nitrile rubber in violation of federal and state law. The Company and certain of its officers and directors are also defendants in federal securities class action lawsuits principally alleging that the defendants caused the Company's shares to trade at artificially inflated levels through the issuance of false and misleading financial statements in violation of federal securities laws by inflating profits as result of engaging in an illegal price fixing conspiracy with respect to rubber chemicals. In addition, the Company and its board of directors are defendants in a shareholder derivative lawsuit principally alleging that the directors breached their fiduciary duties by causing the Company's shares to trade at artificially inflated levels through the issuance of false and misleading financial statements by inflating profits as a result of engaging in an illegal price fixing conspiracy with respect to rubber chemicals. These federal and state actions are in early procedural stages of litigation and, accordingly, the Company cannot predict their outcome. The Company and its defendant subsidiaries believe that they have substantial defenses to these actions and intend to defend vigorously all such actions.

The Company has not recorded a charge for potential liabilities and expenses in connection with the coordinated civil investigation by the EC or with the civil claims, because it is not yet able to reasonably estimate a reserve for such potential costs. The resolution of the coordinated civil investigation by the EC and any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company's financial condition, results of operations and prospects.

The Company's domestic credit facility expires in October 2004. The Company is in the process of negotiating a new credit facility and reviewing its refinancing alternatives with several leading financial institutions. The Company will finance its short-term operations with cash flows provided by operations, earn-out proceeds to be received from GE related to the sale of the OrganoSilicones business, its existing credit facilities and its accounts receivable securitization programs. The Company expects to obtain new financing prior to the expiration of its domestic credit facility that will provide flexibility to cover future obligations and operating needs.

During 2003, the Company appointed a Business Ethics and Compliance Officer and implemented a company-wide training and awareness program reaching all employees of the Company. The goals of the Company's compliance program are to ensure that employees comply with all legal requirements in the jurisdictions where the Company conducts business and to ensure that all employees perform their duties in accordance with the Company's Code of Business Conduct.

The Company's management is working diligently to ensure the Company's resources are well allocated and that its strategies are sound and well executed. The main goals of management are to improve business unit operating performance and profitability, strengthen flexibility through debt reduction, improve the Company's pricing discipline to offset cost increases, resolve pending legal issues and continue to reduce costs through cost reduction programs, including Six Sigma applications.

LIQUIDITY AND CAPITAL RESOURCES

During 2003, the Company's net cash used in operations was $14.8 million, of which the most significant uses resulted from lower earnings excluding the gain on sale of discontinued operations, decreases in accounts payable and accounts receivable securitization, and payments for items previously accrued, including severance, environmental and foreign income tax payments. Net cash provided by investing activities was $547.5 million, which included proceeds from the sale of the OrganoSilicones business of $633.4 million and capital expenditures of $87.6 million. Net cash used in financing activities was $514.3 million, which included net payments of indebtedness of $448.2 million, a premium paid on early extinguishment of debt of $23.8 million, dividends paid of $22.6 million and common stock acquired of $22.1 million. Cash flows from operating, investing and financing activities include cash flows from discontinued operations.

On April 24, 2003, the Company entered into an agreement to sell its OrganoSilicones business unit to a division of General Electric Company (GE) and to acquire GE's Specialty Chemicals business. The transaction closed on July 31, 2003 and resulted in a gain of $111.7 million (net of income taxes of $175.3 million). The Company received net cash proceeds of

$633.4 million, which includes proceeds from its first quarterly earn-out payment of $8.75 million less certain transaction-related fees of $18.4 million. In addition, as part of the transaction, the Company acquired GE's Specialty Chemicals business valued at $160 million. The Company will continue to receive quarterly earn-out payments through September of 2006 based on the combined performance of GE's existing Silicones business and the OrganoSilicones business that GE acquired from the Company. The total of such payments will be a minimum of $105 million and a maximum of $250 million, of which the minimum was recorded on a present value basis as a receivable on the date of the transaction. The Company will receive a minimum of $35 million of these cash payments in 2004. Based on the performance of GE's Silicones business during the fourth quarter of 2003, the Company will receive an additional $4.5 million of earn-out proceeds in the first quarter of 2004. The recognition of this additional gain is contingent upon the continued favorable future performance of GE's Silicones business, which the Company will assess on a quarterly basis.

The Company has used proceeds from this transaction primarily to reduce indebtedness. On July 31, 2003, the Company reduced the borrowings under its domestic credit facility from $294 million to zero and in August of 2003, the Company repurchased $250 million of its 8.5% notes and repaid the $61.3 million balance of its EURIBOR based bank loans. As a result of the repurchase of $250 million of its 8.5% notes in August 2003, the Company recorded a loss on early extinguishment of debt of $24.7 million. Included in this loss is a premium of $23.8 million and a write-off of $0.9 million related to the unamortized discount and debt issuance costs related to the notes repurchased.

The December 31, 2003 working capital balance of $109.2 million decreased $256.4 million from the December 31, 2002 balance of $365.6 million, and the current ratio decreased to 1.2 from 1.5 in 2002. The decreases in working capital and the current ratio were primarily due to the classification of the assets and liabilities related to the OrganoSilicones business as assets and liabilities held for sale in 2002. In addition, there was an increase in notes payable primarily due to the classification of the domestic credit facility as short-term due to its October 2004 expiration date and an increase in income taxes payable. These factors were partially offset by an increase in cash due to proceeds from the sale of the OrganoSilicones business, increases in accounts receivable, inventory and other current assets resulting in part from the acquisition of the GE Specialty Chemicals business and a decrease in accounts payable. Average days sales in receivables from continuing operations increased to 28 days in 2003, versus 21 days in 2002. Excluding the accounts receivable securitization programs, average days sales in receivables from continuing operations decreased slightly to 64 days in 2003 versus 65 days in 2002. Average inventory turnover from continuing operations increased slightly to 4.2 in 2003, compared to 4.1 in 2002.

Net cash used in operations of $14.8 million decreased $216.6 million from $201.8 million of net cash provided by operations in 2002. Key factors that contributed to this decrease were the increase in the loss from continuing operations of $83.2 million and the decrease in earnings from discontinued operations of $24.6 million due to the sale of the OrganoSilicones business in July 2003. The 2003 loss from continuing operations includes a pre-tax charge for antitrust costs of $77.7 million as compared to a pre-tax charge of $6.3 million in 2002. Net cash used in operations was also impacted by changes in certain working capital accounts, of which the most significant changes are summarized below:

(In thousands)                             2003         2002        Change
                                        ---------    ---------    ---------
Accounts receivable                     $  75,407    $   7,858    $  67,549
Accounts receivable - securitization      (38,051)        (157)     (37,894)
Inventories                                39,421       22,683       16,738
Accounts payable                          (82,220)      28,945     (111,165)

The changes in the working capital accounts shown above were impacted by the sale of the OrganoSilicones business. In addition to the impact of the sale, working capital decreased due to a reduction in accounts payable related to the timing of payments in 2003 as compared to 2002. The Company expects changes in working capital for 2004 to more closely correlate with business activity levels. In addition, net cash provided by operations in 2002 included a non-recurring $50 million federal income tax refund.

Depreciation and amortization, including discontinued operations, decreased to $136.1 million in 2003 as compared to $146.6 million in 2002 primarily as a result of the sale of the OrganoSilicones business on July 31, 2003. The Company expects depreciation and amortization to further decline in 2004 as the annual impact of the sale of the OrganoSilicones business is fully realized.

The Company's debt to total book capital decreased to 73% in 2003 from 86% in 2002. The decrease is due to a decrease in debt and an increase in stockholders' equity, both of which were significantly impacted by the transaction with GE.

Capital expenditures for 2003 totaled $87.6 million compared to $100.3 million in 2002. Capital expenditures for 2003 included $81.7 million from continuing operations and $5.9 million from discontinued operations. Capital expenditures for 2002 included $84.3 from continuing operations and $16 million from discontinued operations. The decrease in capital expenditures from continuing operations is primarily due to timing with respect to certain capital spending projects and a reduction in spending. The Company estimates that its capital expenditures for 2004 will approximate $90 to $100 million, primarily for the Company's replacement needs and improvement of domestic and foreign facilities.

Contractual Obligations and Other Cash Requirements

The Company has obligations to make future cash payments under contracts and commitments, including long-term debt agreements, lease obligations, environmental liabilities and other long-term liabilities. At December 31, 2003, the Company's long-term debt agreements included various notes, debentures and bank loans for which payments totaling $754.0 million will be payable through 2026. The Company has $96.7 million of operating lease obligations at December 31, 2003, primarily related to the lease of office space. Such obligations are net of future sublease income and will be expensed over the life of the related lease contracts. The Company also has environmental liabilities, recorded on an undiscounted basis, for future remediation, and operating and maintenance costs directly related to remediation. The Company estimates its potential environmental liability to range from $109 million to $133 million, and has recorded a liability for environmental remediation of $120.7 million at December 31, 2003. As of December 31, 2003, the Company recorded a $45.2 million antitrust reserve for the payment of U.S. and Canadian fines, which represents the present value of the expected payments of $57 million that are payable in six annual installments beginning in June 2004. As of December 31, 2003, the Company had unconditional purchase commitments to purchase $1.5 million of raw materials from outside vendors. The Company also has other miscellaneous long-term liabilities, excluding pension and other post-retirement liabilities, of $39.2 million.

The following table summarizes the Company's significant contractual cash obligations as of December 31, 2003:

(In millions)                                            Payments Due by Period
                                   -----------------------------------------------------------------
                                                                                           2008 and
Contractual Obligations              Total        2004       2005       2006      2007    Thereafter
                                   ---------    ------    -------    -------    ------    ----------
Long-term debt *                   $   754.0    $   --    $ 350.0    $ 150.0    $   --    $    254.0

Operating leases *                      96.7      17.9       15.2       10.5       9.1          44.0

Environmental liabilities
   (including current portion) *       120.7      17.2       22.6       17.3      15.1          48.5

Antitrust reserve (including
   current portion) *                   57.0       2.3        2.3        6.5      11.2          34.7

Unconditional purchase
   obligations                           1.5       1.5         --         --        --            --

Other long-term liabilities
   (excluding pension and other
   post-retirement liabilities)         39.2        --        5.5        3.3       1.6          28.8
                                   ---------    ------    -------    -------    ------    ----------

Total                              $ 1,069.1    $ 38.9    $ 395.6    $ 187.6    $ 37.0    $    410.0
                                   =========    ======    =======    =======    ======    ==========

* Additional information is provided in the Indebtedness, Leases, Antitrust Investigations and Related Matters, and Contingencies footnotes in the Notes to Consolidated Financial Statements.

In addition to the items included in the above table, the Company has accruals related to its cost reduction programs totaling $22.8 million, from which it expects to make cash payments of approximately $20.1 million in 2004.

During 2003, the Company made payments under its operating leases, environmental liabilities, unconditional purchase obligations and cost reduction programs of approximately $24.4 million, $16.6 million, $0.8 million, and $30.4 million, respectively, which it financed from operations.

The Company also has several defined benefit pension plans, as described in the Pension and Other Post-Retirement Benefit Plans footnote in the Notes to Consolidated Financial Statements. The Company funds these plans based on the minimum amounts required by law plus such amounts the Company deems appropriate. Estimated funding requirements for the domestic pension plans are $4.6 million for 2004 and $6.8 million for 2005. Estimated funding requirements have not been provided for periods after 2005 due to their dependence on factors that are not readily determinable. The Company contributed $30.9 million in 2003, which included a special $20.9 million contribution of the Company's common stock, which was in excess of the minimum required contribution for 2003 thereby reducing the funding requirements for 2004 and 2005. The funding estimates for 2004 and 2005 are based upon actual December 31, 2003, asset values and the assumption that the Company would contribute the minimum required contributions. The funding estimates also assume pension funding relief legislation will be extended and no other significant changes with regards to demographics, legislation, plan provisions, or actuarial assumptions or methods to determine the estimated funding requirements. For further information, see the Critical Accounting Estimates section included herein.

The Company has post-retirement health care plans that provide health and life insurance benefits to certain retired and active employees and their beneficiaries, as described in the Pension and Other Post-Retirement Benefit Plans footnote in the Notes to Consolidated Financial Statements. These plans are generally not pre-funded and expenses are paid by the Company as incurred, with the exception of certain inactive government related plans. Approximately $18.4 million was paid on behalf of the plan participants for the domestic plans in 2003. Estimated payments for the domestic plans are $19.4 million for 2004 and $20.7 million for 2005. These estimates are based on an average growth rate of approximately 8.9% due to the estimated impact of health care cost inflation and demographic changes. Estimated payments have not been provided for periods after 2005 due to their dependence on factors that are not readily determinable.

The Company's domestic credit facility expires in October 2004 and was classified as short-term at December 31, 2003. Borrowings under this facility were $57 million at December 31, 2003. The Company's $350 million of outstanding notes have a scheduled maturity of March 2005 and accordingly will be classified as short-term in March 2004.

The Company also has standby letters of credit and guarantees with various financial institutions. At December 31, 2003, the Company had $58.2 million of outstanding letters of credit and guarantees primarily related to its environmental remediation liabilities, insurance obligations, a potential tax exposure and a customer guarantee. For losses that the Company believes are probable and which are estimable, the Company has accrued for such amounts in its consolidated balance sheets.

Sources of Cash

The Company expects to finance its continuing operations and capital spending requirements in 2004 with cash flows provided by operations and additional proceeds from the sale of its OrganoSilicones business. The Company does not anticipate that it will require material uses of cash outside of the normal course of business to support its operating needs in 2004.

In 2003, the Company received its first minimum earn-out payment from GE of $8.75 million, which was included in net proceeds from sale of businesses. In 2004, the Company will receive $35 million of minimum earn-out payments. The Company will also receive an additional $4.5 million of earn-out proceeds in the first quarter of 2004 based on the performance of GE's Silicones business during the fourth quarter of 2003. The total amount of additional proceeds in excess of the minimum is indeterminate at this time as it is contingent upon the continued favorable future performance of GE's Silicones business. The Company may receive additional proceeds or could be required to refund the $4.5 million of additional proceeds.

The Company has a five-year credit facility of $300 million, which is scheduled to mature in October 2004. Borrowings on this facility are at various rate options to be determined on the date of borrowing. On April 1, 2003, the Company utilized its credit facility to repay its $165 million of 6.6% notes due in 2003. On July 31, 2003, the Company utilized a portion of the proceeds from the transaction with GE to reduce the borrowings under its credit facility from $294 million to zero. Borrowings under this agreement amounted to $57 million at December 31, 2003 and carried a weighted-average interest rate of 3.57%. The Company also has arrangements with various banks for lines of credit for its international subsidiaries aggregating $26.3 million, of which $3.7 million was outstanding at December 31, 2003.

The Company is in the process of reviewing its refinancing alternatives with several leading financial institutions. The Company expects to obtain new financing prior to the expiration of its domestic credit facility.

The Company has an accounts receivable securitization program to sell up to $150 million of domestic accounts receivable to agent banks. At December 31, 2003, $106.1 million of domestic accounts receivable had been sold under these agreements. In addition, the Company's European subsidiaries have an agreement to sell their eligible accounts receivable to agent banks. At December 31, 2003, $93.3 million of international accounts receivable had been sold under these agreements.

Debt Covenants

The Company is required to report compliance with certain financial covenants to its lenders on a quarterly basis. Under these covenants, the Company is required to maintain a leverage ratio (adjusted total debt to adjusted earnings before interest, taxes, depreciation and amortization ("Bank EBITDA"), with adjustments to both debt and earnings being made in accordance with the terms of the domestic credit facility agreement) and an interest coverage ratio (Bank EBITDA to interest expense). The Company also provides a security interest in certain domestic personal property not to exceed 10% of consolidated net tangible assets. As a result of the waiver and amendments to the domestic credit facility agreement dated October 17, 2003 and November 10, 2003, the leverage and interest coverage ratio covenants were modified to allow for more latitude beginning in the third quarter of 2003. The Company was in compliance with the financial covenants of its domestic credit facility at December 31, 2003.

Cost Reduction Programs

In July 2003, the Company announced a new cost reduction program to eliminate, at a minimum, overhead expenses previously absorbed by the OrganoSilicones business. The Company expects this cost reduction program to result in approximately $40 million of annual pre-tax cost savings in 2004, of which approximately $22 million will be in selling, general and administrative (SG&A), $4 million in research and development (R&D) and the remainder in cost of products sold. In order to achieve its goal, the Company expects to reduce its global workforce by approximately 375 positions, of which approximately 305 positions had been eliminated as of December 31, 2003. The Company estimated that it would incur cash related charges ranging from $15 million to $18 million primarily during the second half of 2003. In 2003, the Company recorded a pre-tax charge of $14 million for facility closures, severance and related costs in the consolidated statement of operations primarily for severance costs. Based on currently identified cost reduction programs, the Company estimates that it will incur approximately $3 million of additional costs in 2004. As of December 31, 2003, the Company had accruals of $9.7 million for severance and related costs and $0.6 million for other facility closure costs related to this program. The Company expects the majority of the future cash payments from this accrual to be made in 2004. Such payments are expected to be funded from operations.

During 2003, as a result of the Company's cost reduction initiative that began in 2001 and the relocation of its corporate headquarters that began in 2002, the Company recorded a charge for facility closures, severance and related costs of $5.6 million. This charge primarily includes severance costs related to the relocation of the corporate headquarters from Greenwich, CT to Middlebury, CT and decommissioning costs resulting from the closure of the Company's Naugatuck, CT facility in 2002. The Company expected to realize approximately $60 million of annual pre-tax cost savings as a result of the 2001 cost reduction initiative. The Company achieved these savings by the end of 2002, with approximately $25 million of these savings in cost of products sold, $7 million in SG&A, $1 million in R&D, $2 million in depreciation expense and $22 million in earnings from discontinued operations in 2002 and $3 million of savings in 2001. The 2001 initiative became an ongoing program and in 2003 the Company realized approximately $26.9 million of additional savings, of which approximately $20 million was in cost of products sold and $6.9 million was in SG&A. The Company also expects to realize annual pre-tax cost savings of approximately $8 million to $10 million as a result of the relocation of its corporate headquarters by the end of 2004. During 2003, the Company realized $3.6 million of these savings and expects to realize approximately $5 million of additional savings in 2004, primarily in SG&A. All cost savings, both estimated and actual, are reported net of any increased expenses or the impact of reduced revenues. The 2001 initiative and the corporate relocation have been substantially completed as of December 31, 2003 and the Company does not expect future costs to be significant. As of December 31, 2003, the Company had accruals of $8.4 million for severance and related costs and $4.1 million for other facility closure costs related to the 2001 initiative and the corporate relocation. The Company expects future cash payments against these accruals to approximate $10.2 million in 2004, $1.4 million in 2005 and $0.9 million thereafter.

ANTITRUST INVESTIGATIONS AND RELATED MATTERS

On March 15, 2004, the Company entered into a plea agreement with the United States of America with respect to a criminal antitrust investigation of the Company by the Department of Justice (the "DOJ"). Under the terms of the agreement, the Company agreed to plead guilty to a one-count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States during the period 1995 to 2001. The DOJ and the Company will jointly recommend that the court impose a sentence requiring the Company to pay a fine of $50 million, payable in six annual installments, without interest, beginning in 2004. If the court accepts the joint recommendation at a hearing expected to occur in the next several months, the DOJ's investigation of the Company with respect to rubber chemicals will be resolved.

The Company also reached agreement with the Commissioner of Competition and the Attorney General (the "Attorney General") of Canada on March 15, 2004, regarding a criminal antitrust investigation of the Company. The Company has agreed to plead guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Attorney General and the Company will jointly recommend that the court impose a sentence requiring the Company to pay a fine of $9 million Canadian (U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. If the court accepts the joint recommendation at a hearing expected to occur in the next several months, the Canadian investigation of the Company with respect to rubber chemicals will be resolved.

Expected cash payments for U.S. and Canadian fines total $2.3 million in 2004; $2.3 million in 2005; $6.5 million in 2006; $11.2 million in 2007; $16.2 million in 2008; and $18.5 million in 2009.

The Company and certain of its subsidiaries continue to be the subject of a coordinated civil investigation by the European Commission (the "EC") with respect to the sale and marketing of rubber chemicals. At this time, the Company cannot predict the timing or outcome of that investigation, including the amount of any fine that may be imposed by the EC.

The Company and certain of its subsidiaries are subjects of, and continue to cooperate in coordinated criminal and civil investigations being conducted by the DOJ, Canadian Competition Bureau and the EC (collectively, the "Governmental Authorities") with respect to possible antitrust violations relating to the sale and marketing of certain other products, including ethylene propylene diene monomer (EPDM); heat stabilizers, including tin-based stabilizers and precursors, mixed metal stabilizers and epoxidized soybean oil (ESBO); nitrile rubber; and urethanes and urethane chemicals. The Company and its affiliates that are subject to the investigations have received from each of the Governmental Authorities verbal or written assurances of conditional amnesty from prosecution and fines.

The Company recorded pre-tax charges of $77.7 million for antitrust costs in its consolidated statement of operations at December 31, 2003. This includes a $45.2 million charge to reserve for the payment of U.S. and Canadian fines, which represents the present value of the expected payments of $57 million. The Company also incurred pre-tax antitrust costs of $32.5 million associated with antitrust investigations and related civil lawsuits. The Company expects to continue to incur substantial costs until all antitrust investigations are concluded and civil claims are resolved.

The Company and certain of its subsidiaries, together with other companies, are defendants in certain federal direct purchaser and state direct and indirect purchaser class action lawsuits principally alleging that the defendants conspired to fix, raise, maintain or stabilize prices for rubber chemicals, EPDM, plastic additives, including impact modifiers and processing aids, and nitrile rubber in violation of federal and state law. The Company and certain of its officers and directors are also defendants in federal securities class action lawsuits principally alleging that the defendants caused the Company's shares to trade at artificially inflated levels through the issuance of false and misleading financial statements in violation of federal securities laws by inflating profits as result of engaging in an illegal price fixing conspiracy with respect to rubber chemicals. In addition, the Company and its board of directors are defendants in a shareholder derivative lawsuit principally alleging that the directors breached their fiduciary duties by causing the Company's shares to trade at artificially inflated levels through the issuance of false and misleading financial statements by inflating profits as a result of engaging in an illegal price fixing conspiracy with respect to rubber chemicals. These federal and state actions are in early procedural stages of litigation and, accordingly, the Company cannot predict their outcome. The Company and its defendant subsidiaries believe that they have substantial defenses to these actions and intend to defend vigorously all such actions.

The Company has not recorded a charge for potential liabilities and expenses in connection with the coordinated civil investigation by the EC or with the civil claims, because it is not yet able to reasonably estimate a reserve for such potential costs. The resolution of the coordinated civil investigation by the EC and any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company's financial condition, results of operations and prospects.

RESULTS OF OPERATIONS
(In thousands, except per share data)
                                                            2003            2002            2001
                                                        -----------     -----------     -----------
Net Sales
Polymer Products
    Polymer Additives                                   $ 1,232,022     $ 1,110,804     $ 1,125,910
    Polymers                                                285,669         270,954         292,092
    Polymer Processing Equipment                            166,539         172,702         202,653
    Eliminations                                            (13,302)        (15,064)        (13,805)
                                                        -----------     -----------     -----------
                                                          1,670,928       1,539,396       1,606,850

Specialty Products
    Crop Protection                                         270,870         240,142         245,562
    Other                                                   243,245         310,733         434,131
                                                        -----------     -----------     -----------
                                                            514,115         550,875         679,693
                                                        -----------     -----------     -----------
         Net Sales                                      $ 2,185,043     $ 2,090,271     $ 2,286,543
                                                        ===========     ===========     ===========

Operating Profit (Loss)
Polymer Products
    Polymer Additives                                   $    24,392     $    79,403     $    55,723
    Polymers                                                 28,018          41,028          42,243
    Polymer Processing Equipment                              5,164         (13,766)        (15,647)
                                                        -----------     -----------     -----------
                                                             57,574         106,665          82,319
Specialty Products
    Crop Protection                                          64,963          60,241          79,186
    Other                                                    (3,283)          7,960          10,779
                                                        -----------     -----------     -----------
                                                             61,680          68,201          89,965

General corporate expense including amortization            (48,551)        (53,701)        (78,065)
Unabsorbed overhead expense from discontinued
    operations                                               (8,445)        (11,515)        (10,841)
Facility closures, severance and related costs              (19,560)        (17,969)       (101,512)
Antitrust costs                                             (77,716)         (6,306)             --
Impairment of long-lived assets                                  --              --         (80,366)
                                                        -----------     -----------     -----------
         Total Operating Profit (Loss)                      (35,018)         85,375         (98,500)

Interest expense                                             89,653         101,704         109,877
Loss on early extinguishment of debt                         24,699              --              --
Other expense, net                                            5,383          38,021          27,265
                                                        -----------     -----------     -----------
Loss from continuing operations before income
    taxes and cumulative effect of accounting change       (154,753)        (54,350)       (235,642)
Income tax benefit                                          (36,102)        (18,904)        (79,883)
                                                        -----------     -----------     -----------
Loss from continuing operations before
    cumulative effect of accounting change                 (118,651)        (35,446)       (155,759)
Earnings from discontinued operations                        26,314          50,920          31,815
Gain on sale of discontinued operations                     111,692              --              --
Cumulative effect of accounting change                         (401)       (298,981)             --
                                                        -----------     -----------     -----------
         Net Earnings (Loss)                            $    18,954     $  (283,507)    $  (123,944)
                                                        ===========     ===========     ===========

Basic and Diluted Earnings (Loss) Per Common Share

Loss from continuing operations before
    cumulative effect of accounting change              $     (1.05)    $     (0.31)    $     (1.38)
Earnings from discontinued operations                          0.23            0.44            0.28
Gain on sale of discontinued operations                        0.99              --              --
Cumulative effect of accounting change                           --           (2.63)             --
                                                        -----------     -----------     -----------
         Net Earnings (Loss) Per Common Share           $      0.17     $     (2.50)    $     (1.10)
                                                        ===========     ===========     ===========

2003 COMPARED TO 2002

Overview

Consolidated net sales of $2.19 billion in 2003 increased 5% from $2.09 billion in 2002. The increase was primarily the result of favorable foreign currency translation of 4%, the GE Specialty Chemicals acquisition of 3% and increased unit volume of 2%, partially offset by the sale of the industrial specialties business unit in 2002 of 4%. International sales, including U.S. exports, were 51% of total sales, up from 47% in 2002. This increase was primarily due to the strengthening of the Euro versus the U.S. dollar. For further information about sales, see the discussion of segment results below.

Net earnings for 2003 of $19.0 million, or $0.17 per common share, compared to a net loss of $283.5 million, or $2.50 per common share in 2002. Net earnings for 2003 included a gain on the sale of discontinued operations of $111.7 million, or $0.99 per common share, and earnings from discontinued operations of $26.3 million, or $0.23 per common share, as compared to 2002, which included earnings from discontinued operations of $50.9 million, or $0.44 per common share. Net earnings for 2003 also included a cumulative effect of accounting change of $0.4 million, related to the implementation of Financial Accounting Standards Board
(FASB) Statement No. 143, "Accounting for Asset Retirement Obligations" and the net loss for 2002 included a cumulative effect of accounting change of $299 million, or $2.63 per common share, related to the implementation of FASB Statement No. 142, "Goodwill and Other Intangible Assets." The loss from continuing operations for 2003 of $118.7 million, or $1.05 per common share, compared to a loss of $35.4 million, or $0.31 per common share for 2002. The loss from continuing operations for 2003 included pre-tax charges for antitrust costs ($77.7 million), a loss on early extinguishment of debt ($24.7 million) and facility closures, severance and related costs ($19.6 million). The loss from continuing operations for 2002 included pre-tax charges for the loss on the sale of the industrial specialties business unit recorded in other expense, net ($34.7 million), facility closures, severance and related costs ($18.0 million) and antitrust costs ($6.3 million). The losses from continuing operations for 2003 and 2002 also included pre-tax overhead expenses previously absorbed by the OrganoSilicones business unit of $8.4 million and $11.5 million, respectively.

Gross profit as a percentage of sales was 26.0% for 2003 as compared to 29.8% for 2002. The decrease in gross profit of $53.1 million was primarily due to increased raw material and energy costs of $62.6 million, the divestiture of the industrial specialties business unit in June 2002 of $21.3 million and lower selling prices of $14.1 million, partially offset by $20.0 million of savings attributable to cost reduction initiatives, favorable foreign currency translation of $18.3 million and the gross profit from the newly acquired GE Specialty Chemicals business of $15.8 million. The gross profit attributable to increased unit volume was primarily offset by an unfavorable sales mix. The business segments most unfavorably impacted by the higher raw material and energy costs were polymer additives, the refined products portion of other and polymers. The decline in selling prices was primarily attributed to the polymers and polymer additives segments, partially offset by an increase in the refined products portion of other. Polymer additives benefited the most from cost reductions relating to savings initiatives. All segments benefited from the impact of favorable foreign currency.

In addition to reporting depreciation and amortization on a separate line in the consolidated statements of operations, the gross profit of the Company may not be comparable to those of other entities since certain companies include shipping costs in cost of products sold, while other companies, including Crompton Corporation, include such expenses in selling, general and administrative expenses. The amounts of such costs included in selling, general and administrative expenses by the Company were $80.5 million and $72.4 million for 2003 and 2002, respectively.

Selling, general and administrative expenses of $353.0 million for 2003 declined by $1.5 million compared to 2002. The most significant factors contributing to this decrease were the elimination of expenses related to the divested industrial specialties business unit of $10.9 million and lower expenses related to long-term incentive plans of $8.5 million, partially offset by unfavorable foreign currency translation of $14.8 million. Depreciation and amortization increased by $3.9 million to $115.4 million due primarily to unfavorable foreign currency translation of $4.3 million and an increase from the newly acquired GE Specialty Chemicals business of $3.9 million, partially offset by a $4.6 million reduction resulting from the divestiture of the industrial specialties business unit in June 2002. Research and development costs of $51.5 million declined by $2.8 million due primarily to the divestiture of the industrial specialties business unit. Equity income of $13.2 million increased $5.3 million due mainly to increased earnings associated with the Gustafson seed treatment joint venture included in the crop protection segment.

Facility closures, severance and related costs were $19.6 million as compared to $18.0 million for 2002. These costs were primarily for severance and other facility closure costs, which resulted from the cost reduction initiative that began in 2001, the relocation of the Company's corporate headquarters that began in 2002 and the new cost reduction program initiated during the third quarter of 2003.

The Company incurred antitrust costs of $77.7 million for 2003 as compared to $6.3 million for the comparable period in 2002. The 2003 costs include $45.2 million of U.S. and Canadian fines, which represent the present value of the expected payments of $57 million. The remaining costs were primarily for legal costs associated with antitrust investigations and related civil lawsuits.

The 2003 operating loss of $35 million increased by $120.4 million compared to operating profit of $85.4 million for 2002. The decline was mainly due to lower gross profit of $53.1 million and increased antitrust costs of $71.4 million.

Polymer Products

Polymer additives sales of $1.23 billion were up 11% from 2002, of which 6% was attributable to the GE Specialty Chemicals acquisition and the remainder due primarily to favorable foreign currency translation of 4% and increased unit volume of 2%, offset in part by lower pricing of 1%. Plastic additives sales rose 20% due primarily to the GE Specialty Chemicals acquisition, favorable foreign currency translation and increased unit volume. Urethane additives sales increased 8% primarily as a result of favorable foreign currency translation. Rubber additives sales decreased 7% due primarily to lower pricing. Petroleum additives sales were up 4% due primarily to favorable foreign currency translation and improved pricing. Polymer additives operating profit of $24.4 million decreased 69% from 2002 due primarily to higher costs, lower selling prices and an unfavorable sales mix. Costs increased mainly as a result of higher raw material and energy costs, and higher legal and environmental expenses, partially offset by savings from cost reduction initiatives.

Polymers sales of $285.7 million rose 5% from 2002 primarily due to higher unit volume of 7% and favorable foreign currency translation of 3%, partially offset by lower pricing of 5%. EPDM sales were up 7% due primarily to an increase in unit volume, offset in part by lower pricing. Urethanes sales rose 4% primarily as a result of favorable foreign currency translation. Operating profit of $28.0 million was down 32% from 2002 due primarily to lower EPDM selling prices and higher raw material and energy costs, partially offset by the impact of increased unit volume and lower manufacturing costs resulting from increased plant throughput.

Polymer processing equipment sales of $166.5 million decreased 4% from 2002 due primarily to lower unit volume of 10% resulting from reduced spending for capital equipment, offset partially by favorable foreign currency translation of 4% and higher pricing of 2%. Operating profit of $5.2 million was up $18.9 million from 2002 primarily due to lower operating expenses and higher selling prices, offset partially by the impact of lower unit volume. The equipment order backlog totaled $62 million at the end of 2003, down $14 million from the end of 2002.

Specialty Products

Crop protection sales of $270.9 million were up 13% from 2002 due primarily to an increase in unit volume of 8% and favorable foreign currency translation of 5%. Operating profit of $65.0 million rose 8% from 2002 due primarily to the impact of improved unit volume and higher joint venture earnings, partially offset by higher operating expenses, an unfavorable foreign currency impact and the absence of a prior year vendor settlement credit of $1.6 million. The improvement in joint venture earnings of $5.2 million resulted primarily from increased sales and profitability in the Company's Gustafson seed treatment joint venture.

Other sales of $243.2 million were down 22% from 2002 primarily due to the divestiture of the industrial specialties business unit in June 2002. Sales of the remaining refined products business rose 6% primarily due to favorable foreign currency translation and improved pricing. The operating loss of $3.3 million was unfavorable versus the prior year by $11.2 million, of which $3.4 million related to the industrial specialties divestment, with the balance due primarily to higher raw material and energy costs, partially offset by higher selling prices.

General Corporate and Unabsorbed Overhead Expenses

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis. These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses related to executives and corporate managers. General corporate expense also includes all amortization expense. Contributing to the $5.2 million decrease in these expenses from 2002 to 2003 were reduced charges related to the Company's long-term incentive plans of $8.5 million, partially offset by higher amortization expense of $3.0 million.

Unabsorbed overhead expense from discontinued operations of $8.4 million in 2003 and $11.5 million in 2002 represents general overhead costs that were previously absorbed by the OrganoSilicones business unit.

Other

Interest expense decreased 12% primarily as a result of the repayment of debt in the third quarter of 2003 utilizing proceeds from the sale of the OrganoSilicones business on July 31, 2003.

The Company recorded a loss on early extinguishment of debt of $24.7 million during the third quarter of 2003. This loss was the result of the repurchase of $250 million of the Company's 8.5% notes utilizing proceeds from the sale of the OrganoSilicones business on July 31, 2003.

Other expense, net, of $5.4 million for 2003 decreased from $38.0 million in 2002. The decrease is primarily the result of the $34.7 million loss reported in 2002 relating to the sale of the industrial specialties business unit.

The effective income tax benefit rate decreased to 23.3% from 35% for the comparable period of 2002 primarily due to $45.2 million of antitrust fines, which are not deductible for tax purposes, and differences in the relative mix of earnings and losses among the various jurisdictions in which the Company operates.

Discontinued Operations

Earnings from discontinued operations for 2003 included seven months of results of the OrganoSilicones business unit compared to twelve months for the same period in 2002. Earnings from discontinued operations were $26.3 million (net of income taxes of $9.0 million) in 2003 and $50.9 million (net of income taxes of $12.7 million) in 2002. Earnings from discontinued operations do not include any allocation of general overhead expenses.

2002 COMPARED TO 2001

Overview

Consolidated net sales of $2.09 billion in 2002 decreased 9% from $2.29 billion in 2001. The decrease was primarily the result of a 5% impact from the divestiture of the industrial specialties and industrial colors business units, lower unit volume of 2% and lower selling prices of 2%. International sales, including U.S. exports, were 47% of total sales, up from 46% in 2001. This increase was primarily due to the weaker domestic economy and the strengthening of the Euro versus the U.S. dollar. For further information about sales, see the discussion of segment results below.

The net loss for 2002 was $283.5 million, or $2.50 per common share, as compared to a net loss of $123.9 million, or $1.10 per common share, in 2001. The net loss for 2002 included earnings from discontinued operations of $50.9 million, or $0.44 per common share, as compared to 2001, which included earnings from discontinued operations of $31.8 million, or $0.28 per common share. The net loss for 2002 also included a cumulative effect of accounting change of $299 million, or $2.63 per common share, related to the implementation of FASB Statement No. 142, "Goodwill and Other Intangible Assets." The loss from continuing operations for 2002 of $35.4 million, or $0.31 per common share, compared to a loss of $155.8 million, or $1.38 per common share for 2001. The net loss from continuing operations for 2002 included pre-tax charges for facility closures, severance and related costs ($18.0 million), antitrust costs ($6.3 million) and the loss on the sale of the industrial specialties business unit recorded in other expense, net ($34.7 million). The net loss from continuing operations for 2001 included pre-tax charges for facility closures, severance and related costs ($101.5 million), an impairment of long-lived assets ($80.4 million) and losses on the sale of the industrial colors business unit and nitrile rubber joint venture recorded in other expense, net ($19.1 million). The losses from continuing operations for 2002 and 2001 also included pre-tax overhead expenses previously absorbed by the OrganoSilicones business unit of $11.5 million and $10.8 million, respectively.

Gross profit as a percentage of sales increased to 29.8% in 2002 from 28.9% in 2001. Although the gross profit percentage increased, gross profit dollars decreased by $37.9 million. The major factors contributing to this decrease were lower selling prices of $53.0 million, the divestitures of the industrial specialties and the industrial colors business units of $29.0 million, the impact of unfavorable unit volume/mix of $17.9 million and other net incremental costs totaling $29.3 million, offset partially by reduced raw material and energy costs of $65.2 million and savings from cost reduction initiatives of $26.1 million. The segments most adversely affected by lower selling prices were polymer additives and polymers. The lower unit volume impact was most evident in the polymer processing equipment segment. The greatest reductions in raw material and energy costs were reported in polymer additives, polymers and the refined products portion of other, while polymer additives and polymer processing equipment achieved the largest savings from cost reduction initiatives.

In addition to reporting depreciation and amortization on a separate line in the statement of operations, the gross profit of the Company may not be comparable to those of other entities since certain companies include shipping costs in cost of products sold, while other companies, including Crompton Corporation, include such expenses in selling, general and administrative expenses. The amounts of such costs included in selling, general and administrative expenses by the Company were $72.4 million and $78.3 million for 2002 and 2001, respectively.

Selling, general and administrative expenses of $354.6 million decreased by $24.4 million from 2001. The decline was primarily due to lower expenses resulting from the divestitures of the industrial specialties and the industrial colors business units of $18.0 million and savings from cost reduction initiatives of $8.4 million. Depreciation and amortization of $111.4 million decreased by $39.4 million from 2001 due mainly to lower amortization expense of $20.2 million due primarily to the implementation of the goodwill non-amortization provision of FASB Statement No. 142, a reduction in depreciation of $9 million resulting from the fourth quarter 2001 asset impairments and reduced depreciation attributable to the divestitures of the industrial specialties and industrial colors business units of $7.8 million. Research and development costs of $54.3 million decreased slightly as the reduction related to divested business units exceeded the increase in research and development costs in various other business units. Equity income decreased $1.4 million primarily as a result of lower earnings from the Gustafson seed treatment joint venture, partially offset by the elimination of the 2001 loss of the nitrile rubber joint venture (sold in December 2001).

Facility closures, severance and related costs were $18.0 million as compared to $101.5 million for 2001. These costs were primarily for severance, asset write-offs and impairments, and demolition and decommissioning costs related to closed sites, which resulted from the cost reduction initiative that began in 2001 and the relocation of the Company's corporate headquarters that began in 2002.

The Company incurred antitrust costs of $6.3 million for 2002 and did not incur any antitrust costs in 2001. Such costs were primarily for legal costs associated with antitrust investigations and related civil lawsuits.

Asset impairments in 2001 of $80.4 million included $66.7 million related to the rubber additives business and $13.7 million related to the trilene business. These charges were the result of changes in the marketplace, which caused the carrying amount of the long-lived assets of these businesses to be impaired.

Operating profit for 2002 was $85.4 million as compared to an operating loss of $98.5 million in 2001. The $183.9 million improvement was primarily due to reduced charges for facility closures, severance and related costs of $83.5 million, a 2001 impairment of long-lived assets of $80.4 million, lower depreciation and amortization costs of $39.4 million and a reduction in selling, general and administrative expenses of $24.4 million. These favorable variances were partially offset by a 2002 charge of $6.3 million for antitrust costs and a $37.9 million decline in gross profit.

Polymer Products

Polymer additives sales of $1.11 billion were down 1% from 2001 due primarily to lower pricing of 3%, offset partially by increases of 1% in both unit volume and favorable foreign currency translation. Plastic and petroleum additives sales were both essentially unchanged, as increases in volume were offset by lower pricing. Urethane additives sales decreased 6% due primarily to the loss of certain low margin business. Rubber additives sales were down 3% due primarily to lower selling prices, partially offset by an increase in unit volume. Polymer additives operating profit of $79.4 million increased 42% from 2001 due primarily to reduced manufacturing costs, including lower raw material and energy costs and savings from cost reduction initiatives, partially offset by lower selling prices.

Polymers sales of $271.0 million were down 7% from 2001 due primarily to lower pricing of 5% and lower unit volume of 3%, offset partially by higher foreign currency translation of 1%. EPDM sales were down 14% due primarily to the negative impact that industry overcapacity had on price and volume. Urethanes sales were up 1% due primarily to higher volume. Operating profit of $41.0 million declined 3% from 2001. The decline was due primarily to lower EPDM selling prices and unit volume, partially offset by reduced raw material and energy costs, and the absence of a $5.1 million operating loss attributable to the divested nitrile rubber joint venture.

Polymer processing equipment sales of $172.7 million decreased 15% from 2001 due primarily to lower volume resulting from depressed demand for capital equipment. Despite lower sales, the operating loss of $13.8 million was favorable versus the prior year by 12% primarily due to the impact of the implementation of cost reduction initiatives. The equipment order backlog totaled $76 million at the end of 2002 compared to $83 million at the end of 2001.

Specialty Products

Crop protection sales of $240.1 million were down 2% from 2001 due primarily to a 3% decline in unit volume, as demand decreased in Europe, Canada and Asia Pacific, partially offset by favorable foreign currency translation of 1%. Operating profit of $60.2 million decreased 24% from 2001 due primarily to a prior year non-recurring pension curtailment gain of $4.7 million, lower earnings of $4.5 million from the Company's Gustafson seed treatment joint venture, the impact of lower unit volume and an unfavorable sales mix.

Other sales of $310.7 million decreased 28% from 2001 due primarily to a 24% decline in unit volume attributable to the divestitures of the industrial specialties and industrial colors business units. Operating profit of $8.0 million was down 26% from 2001 due primarily to higher operating costs in the refined products business unit, as the divestitures had little impact on profit.

General Corporate and Unabsorbed Overhead Expenses

General corporate expense includes costs and expenses that are of a general corporate nature or are managed on a corporate basis. These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses related to executives and corporate managers. General corporate expense also includes all amortization expense. The decrease from 2002 to 2001 of $24.4 million was due mainly to lower amortization expense of $20.2 million resulting primarily from the adoption of the goodwill non-amortization provision of FASB Statement No. 142, "Goodwill and Intangible Assets".

Unabsorbed overhead expense from discontinued operations of $11.5 million in 2002 and $10.8 million in 2001 represents general overhead costs that were previously absorbed by the OrganoSilicones business unit.

Other

Interest expense decreased 7% due primarily to reduced borrowings in 2002.

Other expense, net, of $38.0 million in 2002 increased from $27.3 million in 2001. The net amount in 2002 included a loss of $34.7 million on the sale of the industrial specialties business unit, while the net amount in 2001 included losses of $17.3 million on the sale of the industrial colors business unit and $1.8 million on the sale of the nitrile rubber joint venture.

The effective income tax benefit rate increased to 35% from 34% for the comparable period of 2001 primarily due to differences in the relative mix of earnings and losses among the various jurisdictions in which the Company operates.

Discontinued Operations

Earnings from discontinued operations includes the results of the OrganoSilicones business unit. These earnings were $50.9 million (net of income taxes of $12.7 million) in 2002 and $31.8 million (net of income taxes of $15.2 million) in 2001. Earnings from discontinued operations do not include any allocation of general overhead expenses.

CRITICAL ACCOUNTING ESTIMATES

The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. The Company's estimates are based on historical experience and currently available information. Actual results could differ from such estimates. The following paragraphs summarize the Company's critical accounting estimates. Additional accounting policies are discussed in the Notes to Consolidated Financial Statements.

Recoverability of Long-Lived Assets and Goodwill

The Company evaluates the recoverability of the carrying value of long-lived assets of its businesses, excluding goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under such circumstances, the Company assesses whether the projected undiscounted cash flows of its businesses are sufficient to recover the existing unamortized cost of its long-lived assets. If the undiscounted projected cash flows are not sufficient, the Company calculates the impairment amount by discounting the projected cash flows using its weighted average cost of capital. The amount of the impairment is written-off against earnings in the period in which the impairment has been determined.

The Company tests the recoverability of the goodwill of each of its reporting units on an annual basis, or sooner if events occur or circumstances change, by comparing the net book value to the estimated fair value of each of its reporting units to determine if there is a potential impairment issue. The fair value is estimated based on discounted projected cash flows. If the fair value is not sufficient to cover the carrying value of the reporting unit, the Company calculates the goodwill impairment amount related to that reporting unit in accordance with FASB Statement No. 142. Any impairment is recorded to earnings in the period in which the amount has been determined.

The Company continually monitors and evaluates business and competitive conditions that affect its operations and reflects the impact of these factors in its financial projections. If permanent or sustained changes in business and competitive conditions occur, they can lead to revised projections that could potentially give rise to impairment charges.

Contingencies

On an ongoing basis, the Company assesses the potential liabilities related to any lawsuits or claims brought against it, including antitrust related matters. The Company accrues for such liabilities when it determines that it is probable that a loss has been incurred and a reasonable estimate of the loss can be made. The Company intends to assert all meritorious legal defenses and all other equitable factors that are available to it with respect to such matters, however, the resolution of these matters could have a material adverse effect on the Company's consolidated results of operations and cash flows. For further information see the Antitrust Investigations and Related Matters disclosure included herein.

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

Each quarter, the Company evaluates and reviews estimates for future remediation, and operation and management costs directly related to remediation, to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. As of December 31, 2003, the Company's reserves for environmental remediation activities totaled $120.7 million. The Company estimates its potential environmental liability to range from $109 million to $133 million as of December 31, 2003. It is possible that the Company's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

The Company intends to assert all meritorious legal defenses and all other equitable factors that are available to it with respect to the above matters. The Company believes that the resolution of these environmental matters will not have a material adverse effect on its consolidated financial position. While the Company believes it is unlikely, the resolution of these environmental matters could have a material adverse effect on its consolidated results of operations in any given year if a significant number of these matters are resolved unfavorably.

Pension and Other Post-Retirement Benefits Expense

The Company's calculation of pension and other post-retirement benefits expense are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, expected long-term rate of return on plan assets, mortality rates, expected salary and wage increases, and other factors. Components of pension and other post-retirement benefits expense include interest and service cost on the pension and other post-retirement benefit plans, expected return on plan assets and amortization of certain unrecognized costs and obligations. Actual results that differ from the assumptions utilized are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While the Company believes that the assumptions used are appropriate, differences in actual experience or significant changes in assumptions would affect its pension and other post-retirement benefits costs and obligations.

Consistent with past practice, the Company's discount rate used for the qualified and non-qualified domestic pension plans and the other domestic post-retirement benefit plans is based on high-quality corporate bonds. Since the payout structures for all plans are generally annuity based, rather than lump-sum, the use of bonds with long maturities is deemed appropriate. The Company utilized a discount rate of 6.0% for all domestic plans at December 31, 2003. As a sensitivity measure, a 25 basis point reduction in the discount rate for all domestic plans would result in approximately a $1.6 million decrease in pre-tax earnings and a $20.2 million increase to the additional minimum liability in 2004.

The Company's estimated rate of compensation increase was 4.0% for all domestic pension plans at December 31, 2003. The Company believes that this is a reasonable expectation of salary growth. As a sensitivity measure, an increase of 25 basis points would decrease pre-tax earnings by approximately $0.2 million.

The Company utilized a 9.5% expected long-term rate of return on all domestic plan assets for the year ended December 31, 2003. The domestic expected rate of return on plan assets is derived by applying the expected returns on various asset classes to the Company's assumed asset allocation. The expected returns are based on the expected performance of the various asset classes and the expected benefit from active fund management. They are further supported by historical investment returns for various asset classes. The Company utilized a weighted average expected long-term rate of return of 7.0% on its international plan assets for the year ended December 31, 2003. This international rate is developed primarily based on the same factors considered in developing the domestic long-term rate of return.

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

As noted above, the Company's domestic expected long-term rate of return on plan assets is further supported by historical returns for various classes of assets. Historical returns are evaluated based on an arithmetic average of annual returns derived from passive indices, such as the S&P 500, for various asset classes. The Company believes the period since 1986 provides the most representative indication of potential investment market performance since it excludes the significantly higher interest rate environment of the 1978 through 1985 period. In addition, the Company believes that this period best reflects the policies of the existing Federal Reserve Board and reflects an appropriate time period that includes multiple business cycles. The arithmetic average of annual investment returns from passive indices during this period was 11.4%, which is not materially different from the geometric average for the same period. Although the Company believes post-1985 investment performance is the most relevant, it also believes it is useful to consider investment performance over longer periods of business expansion and contraction. In this regard, both 20-year and 30-year average returns based on the assumed asset allocation also show investment returns that are in excess of the 9.5% domestic expected investment return. The arithmetic average annual investment returns during the 20-year and 30-year period were 12.3% and 11.8%, respectively. The Company's domestic expected long-term rate of return on plan assets is further supported by overall investment returns of 20.8% for the year ended December 31, 2003.

Although the Company believes that its domestic expected long-term rate of return was reasonable for fiscal year 2003, as a result of the re-evaluation of the Company's investment strategy and future return assumptions, the domestic expected long-term rate of return will be reduced to 9.0% for fiscal year 2004. The Company's investment strategy with respect to pension assets is to achieve the expected rate of return with an acceptable or appropriate level of risk. The Company's investment strategy is designed to promote diversification to moderate volatility and attempt to balance the expected return with risk levels. As a sensitivity measure, an additional 50 basis point decrease in the expected long-term rate of return on domestic plan assets would result in approximately a $3.0 million decrease in pre-tax earnings in 2004.

The adjusted domestic expected long-term rate of return of 9.0% for 2004 is based on an assumed long-term inflation rate of 2.6%. The Company has adjusted the normative investment returns on long-term bonds to 370 basis points above inflation, or 6.3%. The assumed premiums for domestic and international equity investments over long-term bonds have been adjusted to 340 and 420 basis points, respectively. The Company has assumed that the active fund management benefit will remain at 50 basis points.

The Company's target asset allocation for the domestic pension plans is based on investing 60% of plan assets in equity instruments and 40% of plan assets in fixed income investments. The Company intends to lengthen the duration of its bond portfolio to better match its expected payments. The portfolio at December 31, 2003 was 58% invested in equities and 42% invested in fixed income investments. The Company will continue to monitor investment performance and will adjust the asset allocation accordingly.

The Company has unrecognized actuarial losses of $208 million relating to the domestic qualified plans. These unrecognized actuarial losses will impact future pre-tax earnings in two ways and are dependent on whether the unrecognized actuarial losses are deferred through the asset-smoothing mechanism (market-related value as defined by FASB Statement No. 87, "Employers' Accounting for Pensions") or whether the unrecognized actuarial losses are subject to amortization in pre-tax earnings. Losses subject to amortization will be recognized in pre-tax earnings to the extent that they exceed a 10% amortization corridor, as defined by FASB Statement No. 87, where they are amortized over the average remaining participant career. The Company currently utilizes a five-year "smoothed" asset value for its market-related value of domestic plan assets, whereby 20% of the cumulative investment gains or losses are phased into the market-related value each year. Due to severe investment underperformance, primarily during the years 2000 through 2002, a significant portion of the total unrecognized actuarial losses for the domestic plans will be phased in over the next four years through the asset smoothing mechanism. As these losses are phased in over future periods, they will impact pension cost in two ways: first, the market-related value of assets used to determine the pension cost will be reduced; and second, the phased-in losses will become subject to amortization in pension cost.

At December 31, 2003, $94 million of the $208 million of unrecognized actuarial losses on the domestic qualified pension plans represents the asset losses deferred through the asset smoothing mechanism. Accordingly, these deferred asset losses will be recognized into the market-related value of plan assets over the next four years. The scheduled recognition of the deferred asset losses would impact pre-tax earnings by $4.8 million and $6.0 million in 2004 and 2005, respectively. The scheduled recognition of the deferred asset losses for the international pension plans are not material. Any future asset losses would primarily be phased in over five years through the smoothed market-related value mechanism and would subsequently be amortized in net earnings.

The remaining $114 million of the $208 million of unrecognized actuarial losses represents prior asset losses that have been reflected in the market-related value, as well as other prior gains and losses resulting from assumption and demographic changes. These amounts will be amortized to pension cost over approximately 11 years to the extent that they should exceed the 10% amortization corridor. The losses exceeding the 10% amortization corridor would result in a $3.4 million decrease to pre-tax earnings for 2004. The amortization of losses associated with the international pension plans will not be material. Since future gains and losses beyond 2004 are a result of various factors as described herein, it is not possible to predict with certainty to what extent the combination of current and future losses may exceed the 10% amortization corridor and thereby be subject to further amortization.

Estimated funding requirements for the domestic pension plans are $4.6 million for 2004 and $6.8 million for 2005 compared to $30.9 million contributed in 2003. The 2003 contribution included a special $20.9 million contribution of the Company's common stock, which was in excess of the minimum required contributions for 2003, thereby reducing the funding requirements for 2004 and 2005. The funding estimates for 2004 and 2005 are based upon actual December 31, 2003 asset values and the assumption that the Company would contribute the minimum required contributions. The funding estimates also assume pension funding relief legislation will be extended and no other significant changes with regards to demographics, legislation, plan provisions, or actuarial assumption or methods to determine the estimated funding requirements. If funding relief is not approved, additional contributions will be required. In addition, it was assumed that 2004 asset returns will equal 8.5% (i.e. the IRS/ERISA assumption basis for discounting pension liabilities) and that interest rates remain at year-end 2003 levels.

In addition, at December 31, 2003, the Company recognized a liability on its balance sheet for each pension plan if the fair value of the assets of that pension plan was less than the accumulated benefit obligation (ABO). This liability is called a "minimum pension liability" and is recorded as a charge in accumulated other comprehensive loss in stockholders' equity. In December 2003, the Company recorded a charge to accumulated other comprehensive loss of $24.9 million. This charge primarily represents the after-tax impact of recording the minimum pension liability for the pension plans. This charge had no impact on the Company's net income, liquidity, or cash flows.

Income Taxes

Income taxes payable reflects the Company's current tax provision and management's best estimate of the tax liability relating to the outcome of current and future tax audits. If the actual outcome of audits differs from the Company's best estimates, an adjustment to income taxes payable could be required, which may result in additional income tax expense (or benefit).

The Company records deferred tax assets and liabilities based on differences between the financial statement and tax basis of assets and liabilities using currently enacted tax rates. The Company also records deferred tax assets for the expected future tax benefits of net operating losses and credit carryforwards. Valuation allowances are established when the Company determines that the results of future operations may not generate sufficient taxable income to realize its deferred tax assets. Thus, changes in future results of operations could result in adjustments to the Company's valuation allowances.

Allowance for Doubtful Accounts

The Company regularly reviews past due accounts receivable balances and information regarding the financial stability of its significant customers in order to identify customers with potential collectibility issues. Upon completion of its review, and giving consideration to economic conditions, the Company estimates the probability of default of each of the customer balances identified. Based on its probability estimates, the Company establishes an allowance for doubtful accounts that is deemed sufficient to cover any potential losses. Due to the judgment required to determine the financial stability of customers and to predict future economic conditions, the actual losses from uncollectible accounts could differ from management's estimates. However, based on historical experience, the Company does not expect its estimates of uncollectible accounts to vary significantly from actual losses.

Inventory Obsolescence

The Company reviews its inventory for potential impairment on a quarterly or more frequent basis as deemed necessary. Such review includes, but is not limited to, reviewing the levels of inventory versus customer requirements, shelf life, obsolescence, and the ability to rework or blend inventory items. The review and evaluation also considers the potential sale of off-grade or impaired inventory at lower than market prices. If it is determined that inventory items are impaired, the Company adjusts its reserves to cover the estimated amount of the impairment. Based on past trends, the Company believes that its reserves for inventory obsolescence have a relatively low degree of variability and uncertainty.

Customer Rebates

The Company accrues for the estimated cost of customer rebates as a reduction of sales. Customer rebates are primarily based on customers achieving defined sales targets over a specified period of time. The Company estimates the cost of these rebates based on the likelihood of the rebate being achieved and recognizes the cost as a deduction from sales when such sales are recognized. Rebate programs are monitored on a regular basis and adjusted as required. The Company believes that its accruals for customer rebates follow consistent historical patterns and have a relatively low degree of variability and uncertainty.

ACCOUNTING DEVELOPMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 requires existing unconsolidated variable interest entities (VIE's) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Interpretation No. 46 applies immediately to VIE's created after January 31, 2003 and to VIE's in which an enterprise holds a variable interest that was acquired before February 1, 2003, the Interpretation applies for periods beginning after June 15, 2003. In December 2003, the FASB reissued Interpretation No. 46 with certain modifications and clarifications for certain VIE's. The Company has no unconsolidated VIE's and therefore its consolidated financial statements are in compliance with the requirements of Interpretation No. 46 at December 31, 2003.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." Statement No. 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 149 is effective for contracts entered into or modified, and for hedging relationships designated, after June 30, 2003. The Company has applied the provisions of Statement No. 149, which has not had a material impact on its earnings or financial position.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The guidance in Statement No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has applied the provisions of Statement No. 150, which has not had a material impact on its earnings or financial position.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties, including, but not limited to, general economic conditions, the outcome and timing of antitrust investigations and related civil lawsuits to which the Company is subject, the ability to obtain and timing of new financing, pension and other post-retirement benefit plan assumptions, energy and raw material prices and availability, production capacity, changes in interest rates and foreign currency exchange rates, changes in technology, market demand and customer requirements, the enactment of more stringent environmental laws and regulations, the ability to realize expected cost savings under the Company's cost reduction initiatives, the amount of any additional earn-out payments from GE, and other risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission. These statements are based on the Company's estimates and assumptions and on currently available information. The forward-looking statements include information concerning the Company's possible or assumed future results of operations, and the Company's actual results may differ significantly from the results discussed. Forward-looking information is intended to reflect opinions as of the date this report was produced and such information will not necessarily be updated by the Company.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's activities expose its earnings, cash flows and financial position to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. The Company maintains a risk-management strategy that uses derivative instruments as needed to mitigate risk against foreign currency movements and to manage interest rate volatility. The Company does not enter into derivative financial instruments for trading or speculative purposes.

The Company has short-term exposure to changes in foreign currency exchange rates resulting from transactions entered into by the Company and its foreign subsidiaries in currencies other than their local currency (primarily trade payables and receivables). The Company is also exposed to currency risk on intercompany transactions (including intercompany loans). The Company manages these transactional currency risks on a consolidated basis, which allows it to net its trade payable and receivable exposure. The Company purchases foreign currency forward contracts, primarily denominated in Euros, Canadian dollars, Hong Kong dollars, Swiss francs and Singapore dollars, to hedge its transaction exposure. These contracts are generally settled on a monthly basis. Realized and unrealized gains and losses on foreign currency forward contracts are recognized in other expense, net to offset the impact of valuing recorded foreign currency trade payables, receivables and intercompany transactions. The Company has not designated these derivatives as hedges under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," although it believes these instruments reduce the Company's exposure to foreign currency risk. The net effect of the realized and unrealized gains and losses on these derivatives and the underlying transactions is not significant at December 31, 2003.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity date for the Company's long-term debt. Weighted-average variable interest rates are based on the applicable floating rate index as of the reporting date.

Interest Rate Sensitivity

                                                                                            2009 and                    Fair Value
(In thousands)                2004         2005          2006         2007        2008     Thereafter       Total      At 12/31/03
                            -------     ---------     ---------     -------     -------    ----------     ---------    -----------
Fixed rate debt             $    --     $ 350,000     $ 150,000     $    --     $    --     $ 270,000     $ 770,000    $   776,554
Average interest rate          7.58%         7.58%         6.81%       7.19%       7.19%         7.19%

Variable rate debt          $    --     $      --     $      --     $    --     $    --     $   8,500     $   8,500    $     8,500
Average interest rate(a)       1.35%         1.35%         1.35%       1.35%       1.35%         1.35%


(a) Average interest rate is based on rates in effect at December 31, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Operations
Years ended December 31, 2003, 2002 and 2001
(In thousands of dollars, except per share data)

                                                              2003            2002            2001
                                                          -----------     -----------     -----------
 NET SALES                                                $ 2,185,043     $ 2,090,271     $ 2,286,543

 COSTS AND EXPENSES
 Cost of products sold                                      1,616,092       1,468,268       1,626,667
 Selling, general and administrative                          353,026         354,559         378,916
 Depreciation and amortization                                115,369         111,426         150,830
 Research and development                                      51,467          54,285          56,030
 Equity income                                                (13,169)         (7,917)         (9,278)
 Facility closures, severance and related costs                19,560          17,969         101,512
 Antitrust costs                                               77,716           6,306              --
 Impairment of long-lived assets                                   --              --          80,366
                                                          -----------     -----------     -----------

 OPERATING PROFIT (LOSS)                                      (35,018)         85,375         (98,500)

 Interest expense                                              89,653         101,704         109,877
 Loss on early extinguishment of debt                          24,699              --              --
 Other expense, net                                             5,383          38,021          27,265
                                                          -----------     -----------     -----------

 EARNINGS (LOSS)
 Loss from continuing operations before income
      taxes and cumulative effect of accounting change       (154,753)        (54,350)       (235,642)
 Income tax benefit                                           (36,102)        (18,904)        (79,883)
                                                          -----------     -----------     -----------
 Loss from continuing operations before
     cumulative effect of accounting change                  (118,651)        (35,446)       (155,759)
 Earnings from discontinued operations                         26,314          50,920          31,815
 Gain on sale of discontinued operations                      111,692              --              --
 Cumulative effect of accounting change                          (401)       (298,981)             --
                                                          -----------     -----------     -----------
 Net Earnings (Loss)                                      $    18,954     $  (283,507)    $  (123,944)
                                                          ===========     ===========     ===========
 BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
 Loss from continuing operations before
     cumulative effect of accounting change               $     (1.05)    $     (0.31)    $     (1.38)
 Earnings from discontinued operations                           0.23            0.44            0.28
 Gain on sale of discontinued operations                         0.99              --              --
 Cumulative effect of accounting change                            --           (2.63)             --
                                                          -----------     -----------     -----------
 Net Earnings (Loss)                                      $      0.17     $     (2.50)    $     (1.10)
                                                          ===========     ===========     ===========

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
Years ended December 31, 2003 and 2002
(In thousands of dollars, except per share data)

                                                                 2003            2002
                                                             -----------     -----------
 ASSETS

      CURRENT ASSETS
      Cash                                                   $    39,213     $    16,941
      Accounts receivable                                        210,190         183,329
      Inventories                                                390,199         353,556
      Other current assets                                       170,852         112,950
      Assets held for sale                                            --         392,887
                                                             -----------     -----------
         Total current assets                                    810,454       1,059,663
                                                             -----------     -----------

      NON-CURRENT ASSETS
      Property, plant and equipment                              774,612         695,962
      Cost in excess of acquired net assets                      418,607         584,633
      Other assets                                               525,509         500,557
                                                             -----------     -----------

                                                             $ 2,529,182     $ 2,840,815
                                                             ===========     ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES
      Short-term borrowings                                  $    60,695     $     3,694
      Accounts payable                                           232,127         268,593
      Accrued expenses                                           267,472         260,718
      Income taxes payable                                       130,284         116,111
      Other current liabilities                                   10,667          15,670
      Liabilities held for sale                                       --          29,273
                                                             -----------     -----------
         Total current liabilities                               701,245         694,059
                                                             -----------     -----------

      NON-CURRENT LIABILITIES
      Long-term debt                                             754,018       1,253,149
      Pension and post-retirement health care liabilities        566,966         510,235
      Other liabilities                                          204,244         183,489

      STOCKHOLDERS' EQUITY
      Common stock  - $.01 par value                               1,192           1,192
      Additional paid-in capital                               1,034,027       1,048,304
      Accumulated deficit                                       (590,157)       (586,555)
      Accumulated other comprehensive loss                       (96,463)       (200,426)
      Treasury stock at cost                                     (45,890)        (62,632)
                                                             -----------     -----------
         Total stockholders' equity                              302,709         199,883
                                                             -----------     -----------

                                                             $ 2,529,182     $ 2,840,815
                                                             ===========     ===========


See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Years ended December 31, 2003, 2002 and 2001
(In thousands of dollars)

Increase (decrease) in cash                                           2003          2002          2001
---------------------------                                        ---------     ---------     ---------
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings (loss)                                           $  18,954     $(283,507)    $(123,944)
     Adjustments to reconcile net earnings (loss) to net
     cash (used in) provided by operations:
        Cumulative effect of accounting change                           401       298,981            --
        Impairment of long-lived assets                                   --            --        80,366
        Gain on sale of discontinued operations                     (111,692)           --            --
        Loss on sale of business units                                    --        34,705        19,121
        Loss on early extinguishment of debt                          24,699            --            --
        Depreciation and amortization                                136,087       146,550       185,570
        Equity income                                                (13,169)       (7,917)       (9,278)
        Deferred taxes                                               (76,968)      (38,431)      (84,820)
        Changes in assets and liabilities, net:
            Accounts receivable                                       75,407         7,858        93,053
            Accounts receivable - securitization                     (38,051)         (157)       19,358
            Inventories                                               39,421        22,683        29,906
            Other current assets                                       3,742           (95)      (10,736)
            Other assets                                              31,318        13,683        33,585
            Accounts payable                                         (82,220)       28,945        12,594
            Accrued expenses                                         (54,477)      (48,914)         (601)
            Income taxes payable                                      28,423        57,053       (12,770)
            Other current liabilities                                 (6,026)       (4,531)        2,567
            Pension and post-retirement health care liabilities      (20,191)      (10,811)       (4,042)
            Other liabilities                                         28,528       (10,442)      (27,760)
            Other                                                        984        (3,899)        2,838
                                                                   ---------     ---------     ---------
     Net cash (used in) provided by operations                       (14,830)      201,754       205,007
                                                                   ---------     ---------     ---------

 CASH FLOWS FROM INVESTING ACTIVITIES
     Net proceeds from sale of businesses                            633,427        80,000        35,061
     Capital expenditures                                            (87,591)     (100,309)     (136,642)
     Other investing activities                                        1,707        (1,526)          933
                                                                   ---------     ---------     ---------
     Net cash provided by (used in) investing activities             547,543       (21,835)     (100,648)
                                                                   ---------     ---------     ---------

 CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on long-term notes                                    (478,380)      (11,742)         (169)
     Proceeds from long-term notes                                        --            --         2,003
     Proceeds (payments) on domestic credit facility                  32,000      (130,000)     (105,000)
     Payments on short-term borrowings                                (1,824)      (27,186)         (672)
     Premium paid on early extinguishment of debt                    (23,804)           --            --
     Dividends paid                                                  (22,556)      (22,698)      (22,542)
     Proceeds from interest rate swap contract                            --            --        21,870
     Common shares acquired                                          (22,080)           --            --
     Other financing activities                                        2,323         6,415         1,555
                                                                   ---------     ---------     ---------
     Net cash used in financing activities                          (514,321)     (185,211)     (102,955)
                                                                   ---------     ---------     ---------

 CASH
     Effect of exchange rates on cash                                  3,880           727          (675)
                                                                   ---------     ---------     ---------
     Change in cash                                                   22,272        (4,565)          729
     Cash at beginning of period                                      16,941        21,506        20,777
                                                                   ---------     ---------     ---------
     Cash at end of period                                         $  39,213     $  16,941     $  21,506
                                                                   =========     =========     =========

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders' Equity
Fiscal years ended 2003, 2002 and 2001
(In thousands, except per share data)


                                                                                                          Accumulated
                                        Common                            Additional                         Other
                                        Shares      Treasury   Common       Paid-in      Accumulated     Comprehensive
                                        Issued      Shares      Stock       Capital        Deficit           Loss
                                        -------    --------    -------    -----------    -----------     -------------
BALANCE, DECEMBER 31, 2000              119,372       6,597    $ 1,194    $ 1,051,371    $  (133,864)    $     (86,221)
Comprehensive loss:
  Net loss                                                                                  (123,944)
  Equity adjustment for translation
     of foreign currencies                                                                                     (22,038)
  Minimum pension liability
     adjustment (net of deferred tax
     benefit of $24,237)                                                                                       (37,576)
  Other                                                                                                         (6,004)
Total comprehensive loss
Cash dividends ($0.20 per share)                                                             (22,542)
Stock options and other issuances                      (467)                     (116)
Merger share adjustment                    (185)                    (2)             2
                                        -------    --------    -------    -----------    -----------     -------------
BALANCE, DECEMBER 31, 2001              119,187       6,130      1,192      1,051,257       (280,350)         (151,839)
Comprehensive loss:
  Net loss                                                                                  (283,507)
  Equity adjustment for translation
     of foreign currencies                                                                                      30,038
  Minimum pension liability
     adjustment (net of deferred tax
     benefit of $49,370)                                                                                       (78,463)
  Other                                                                                                           (162)
Total comprehensive loss
Cash dividends ($0.20 per share)                                                             (22,698)
Stock options and other issuances                      (832)                   (2,953)
Merger share adjustment                     (35)                    --             --
                                        -------    --------    -------    -----------    -----------     -------------
BALANCE, DECEMBER 31, 2002              119,152       5,298      1,192      1,048,304       (586,555)         (200,426)
Comprehensive income:
  Net earnings                                                                                18,954
  Equity adjustment for translation
     of foreign currencies                                                                                     125,438
  Minimum pension liability
     adjustment (net of deferred tax
     benefit of $18,534)                                                                                       (24,887)
  Other                                                                                                          3,412
Total comprehensive income
Cash dividends ($0.20 per share)                                                             (22,556)
Stock options and other issuances                      (638)                   (3,664)
Common shares acquired                                3,200
Issued for pension funding                           (3,200)                  (10,613)
                                        -------    --------    -------    -----------    -----------     -------------

BALANCE, DECEMBER 31, 2003              119,152       4,660    $ 1,192    $ 1,034,027    $  (590,157)    $     (96,463)
                                        =======    ========    =======    ===========    ===========     =============


                                         Treasury
                                           Stock         Total
                                        ----------     ---------
BALANCE, DECEMBER 31, 2000              $  (78,504)    $ 753,976
Comprehensive loss:
  Net loss                                              (123,944)
  Equity adjustment for translation
     of foreign currencies                               (22,038)
  Minimum pension liability
     adjustment (net of deferred tax
     benefit of $24,237)                                 (37,576)
  Other                                                   (6,004)
                                                       ---------
Total comprehensive loss                                (189,562)
Cash dividends ($0.20 per share)                         (22,542)
Stock options and other issuances            5,785         5,669
Merger share adjustment                                       --
                                        ----------     ---------
BALANCE, DECEMBER 31, 2001                 (72,719)      547,541
Comprehensive loss:
  Net loss                                              (283,507)
  Equity adjustment for translation
     of foreign currencies                                30,038
  Minimum pension liability
     adjustment (net of deferred tax
     benefit of $49,370)                                 (78,463)
  Other                                                     (162)
                                                       ---------
Total comprehensive loss                                (332,094)
Cash dividends ($0.20 per share)                         (22,698)
Stock options and other issuances           10,087         7,134
Merger share adjustment                                       --
                                        ----------     ---------
BALANCE, DECEMBER 31, 2002                 (62,632)      199,883
Comprehensive income:
  Net earnings                                            18,954
  Equity adjustment for translation
     of foreign currencies                               125,438
  Minimum pension liability
     adjustment (net of deferred tax
     benefit of $18,534)                                 (24,887)
  Other                                                    3,412
                                                       ---------
Total comprehensive income                               122,917
Cash dividends ($0.20 per share)                         (22,556)
Stock options and other issuances            7,313         3,649
Common shares acquired                     (22,080)      (22,080)
Issued for pension funding                  31,509        20,896
                                        ----------     ---------
BALANCE, DECEMBER 31, 2003              $  (45,890)    $ 302,709
                                        ==========     =========

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of all majority-owned subsidiaries. Other affiliates in which Crompton Corporation (the "Company") has a 20% to 50% ownership are accounted for in accordance with the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Certain prior year amounts have been reclassified to conform to the current year's presentation. These changes did not have a material impact on previously reported results of operations or financial position.

Discontinued Operations

On April 24, 2003, the Company entered into an agreement to sell certain assets and assign certain liabilities of the OrganoSilicones business unit to the Specialty Materials division of General Electric Company (GE) and to acquire GE's Specialty Chemicals business. The transaction closed on July 31, 2003. As a result, the accompanying financial statements reflect the OrganoSilicones business unit as a discontinued operation for all periods presented. The operations of the OrganoSilicones business unit have been classified as earnings from discontinued operations (net of tax) in the consolidated statements of operations and the estimated carrying amount of the assets sold and the liabilities assumed have been reflected as assets and liabilities held for sale in the consolidated balance sheets for all prior periods presented. The consolidated statements of cash flows have not been adjusted to reflect the discontinued operations and thus include the cash flows of the OrganoSilicones business through July 31, 2003. Refer to the Discontinued Operations footnote for further information.

Accounting Developments

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 requires existing unconsolidated variable interest entities (VIE's) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Interpretation No. 46 applies immediately to VIE's created after January 31, 2003 and to VIE's in which an enterprise holds a variable interest that was acquired before February 1, 2003, the Interpretation applies for periods beginning after June 15, 2003. In December 2003, the FASB reissued Interpretation No. 46 with certain modifications and clarifications for certain VIE's. The Company has no unconsolidated VIE's and therefore its consolidated financial statements are in compliance with the requirements of Interpretation No. 46 at December 31, 2003.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." Statement No. 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 149 is effective for contracts entered into or modified, and for hedging relationships designated, after June 30, 2003. The Company has applied the provisions of Statement No. 149, which has not had a material impact on its earnings or financial position.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The guidance in Statement No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has applied the provisions of Statement No. 150, which has not had a material impact on its earnings or financial position.

Revenue Recognition

Substantially all of the Company's revenues are derived from the sale of products. Approximately 94% of the Company's revenue is recognized when risk of loss of, and title to, the product is transferred to the customer, which usually occurs at the time shipment is made. Substantially all of the Company's products are sold FOB ("free on board") shipping point or on an equivalent basis. The Company's standard terms of delivery are included on its sales invoices and order confirmation documents. The remaining 6% of revenue, which represents a substantial portion of the revenue of the polymer processing equipment reporting segment, is recognized in accordance with the completed contract method of accounting.

Customer Rebates

The Company accrues for the estimated cost of customer rebates as a reduction of sales. Customer rebates are primarily based on customers achieving defined sales targets over a specified period of time. The Company estimates the cost of these rebates based on the likelihood of the rebate being achieved and recognizes the cost as a deduction from sales when such sales are recognized. Rebate programs are monitored on a regular basis and adjusted as required. The Company's accruals for customer rebates were $27.4 million and $21.8 million at December 31, 2003 and December 31, 2002, respectively.

Operating Costs and Expenses

Cost of products sold includes all costs incurred in manufacturing products, including raw materials, direct manufacturing costs and manufacturing overhead. Cost of products sold also includes warehousing, distribution, engineering (other than polymer processing equipment design engineering), purchasing, and environmental, health and safety functions. Selling, general and administrative expenses (SG&A) include costs and expenses related to the following functions and activities: selling, advertising, customer service, polymer processing equipment design engineering, shipping costs for out-bound product shipments, information technology, legal, provision for doubtful accounts, corporate facilities and corporate administration. SG&A also includes accounting, finance and human resources, excluding direct support in manufacturing operations, which is included as cost of products sold. Research and development expenses (R&D) include basic and applied research and development activities of a technical and non-routine nature. R&D costs are expensed as incurred. Costs of products sold, research and development, and SG&A expenses exclude depreciation and amortization expenses, which are presented on a separate line in the consolidated statements of operations.

Included in SG&A are shipping costs of $80.5 million, $72.4 million and $78.3 million in 2003, 2002 and 2001, respectively.

Equity Investments

Included among the Company's equity investments are a 50% ownership in Gustafson LLC and a 50% ownership in Gustafson Partnership. The Company accounts for these investments in accordance with the equity method. The combined assets and liabilities of these two investments were $93.4 million and $38.3 million, respectively, as of December 31, 2003 and were $74.0 million and $26.3 million, respectively, as of December 31, 2002. The combined pre-tax income of the two investments for the years ended December 31, 2003, 2002 and 2001 were $25.3 million, $15.6 million and $24.7 million, respectively, of which the Company has included its proportionate share in equity income in its consolidated statements of operations.

Allowance for Doubtful Accounts

Included in accounts receivable are allowances for doubtful accounts in the amount of $17.8 million in 2003 and $16.3 million in 2002.

Inventory Valuation

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation. Depreciation expense ($100.8 million in 2003, $99.9 million in 2002 and $119 million in 2001) is computed on the straight-line method using the following ranges of asset lives: land improvements 3 to 20 years; buildings and improvements 10 to 40 years; machinery and equipment 10 to 25 years; information systems equipment 5 to 10 years; and furniture, fixtures and other 3 to 10 years.

Renewals and improvements that extend the useful lives of the assets are capitalized. Capitalized leased assets and leasehold improvements are depreciated over the shorter of their useful lives or the remaining lease term. Expenditures for maintenance and repairs are charged to expense as incurred.

Intangible Assets

Prior to January 1, 2002, the excess cost over the fair value of net assets of businesses acquired (goodwill) was being amortized on a straight-line basis over 20 to 40 years. Effective January 1, 2002, in accordance with FASB Statement No. 142, the Company discontinued the amortization of goodwill. Goodwill amortization expense was $20.2 million in 2001.

Patents, trademarks and other intangibles are being amortized principally on a straight-line basis using the following ranges for their estimated useful lives: patents 10 to 15 years; trademarks 10 to 40 years; and other intangibles primarily 5 to 19 years. Further information is provided in the Goodwill and Intangible Assets footnote included herein.

Recoverability of Long-Lived Assets and Goodwill

The Company evaluates the recoverability of the carrying value of long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under such circumstances, the Company assesses whether the projected undiscounted cash flows of its businesses are sufficient to recover the existing unamortized cost of its long-lived assets. If the undiscounted projected cash flows are not sufficient, the Company calculates the impairment amount by discounting the projected cash flows using its weighted-average cost of capital. The amount of the impairment is written-off against earnings in the period in which the impairment is determined.

The Company evaluates the recoverability of the carrying value of goodwill on an annual basis as of July 31, or sooner if events occur or circumstances change, in accordance with FASB Statement No. 142. See the Goodwill and Intangible Assets footnote included herein for further details.

Environmental Liabilities

Accruals for environmental remediation, and operation and management costs directly related to remediation, are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current laws and existing technologies. Each quarter, the Company evaluates and reviews estimates for future remediation and related costs to determine appropriate environmental reserve amounts. At December 31, 2003, environmental liabilities of $17.2 million have been included in accrued expenses and $103.5 million have been included in other liabilities. At December 31, 2002, environmental liabilities of $21.8 million have been included in accrued expenses and $107 million have been included in other liabilities. See the Contingencies and Environmental Matters footnote included herein for further details.

Stock-Based Compensation

As permitted under FASB Statement No. 123, "Accounting for Stock-Based Compensation" and Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," the Company elected to continue its historical method of accounting for stock-based compensation in accordance with APB Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Under APB 25, compensation expense for fixed plans is recognized based on the difference between the exercise price and the stock price on the date of grant. Since the Company's fixed-plan awards have been granted with an exercise price equal to the stock price on the date of grant, no compensation expense has been recognized in the consolidated statements of operations for these awards. However, compensation expense has been recognized for the restricted awards under the Company's long-term incentive programs in accordance with the provisions of APB 25, which would be unchanged under FASB Statements No. 123 and No. 148. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statements No. 123 and No. 148 to all stock-based employee compensation awards.

(In thousands, except per share data)                             2003           2002            2001
                                                                --------     -----------     -----------
Net earnings (loss), as reported                                $ 18,954     $  (283,507)    $  (123,944)
Stock-based employee compensation expense (income)
   included in net earnings (loss), net of tax                    (1,359)          4,944           2,371
Total stock-based employee compensation determined under
   fair value based accounting method for all awards, net of
   tax                                                            (2,770)        (10,863)        (11,598)
                                                                --------     -----------     -----------
Pro forma net earnings (loss)                                   $ 14,825     $  (289,426)    $  (133,171)
                                                                ========     ===========     ===========

Earnings (loss) per share:
    Basic and diluted - as reported                             $   0.17     $     (2.50)    $     (1.10)
    Basic and diluted - pro forma                               $   0.13     $     (2.55)    $     (1.18)

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

Statements of Cash Flows

Cash includes bank term deposits with original maturities of three months or less. Cash payments included interest payments of $95.8 million in 2003, $105.4 million in 2002 and $119.3 million in 2001. Cash payments also included net income tax payments of $21.4 million in 2003, net income tax refunds of $26.4 million in 2002 and net income tax payments of $31.3 million in 2001. The net income tax refund in 2002 included a $50 million federal income tax refund resulting from a change in tax legislation. Included in the Company's cash balance at December 31, 2003, is approximately $13 million of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.

FACILITY CLOSURES, SEVERANCE AND RELATED COSTS

In July 2003, the Company announced a new cost reduction program to eliminate, at a minimum, overhead expenses previously absorbed by the OrganoSilicones business. In order to achieve this goal, the Company expects to reduce its global workforce by approximately 375 positions, of which approximately 305 positions had been eliminated as of December 31, 2003. In 2003, the Company recorded a pre-tax charge of $14 million for facility closures, severance and related costs in the consolidated statements of operations. A summary of this charge is as follows:

                                Severance                   Other
                                   and                     Facility
                                 Related       Asset       Closure
(In thousands)                    Costs      Write-offs     Costs       Total
                                ---------    ----------    --------    --------
2003 charge                     $  12,585    $      396    $    988    $ 13,969
Cash payments                      (2,859)           --        (383)     (3,242)
Non-cash charges                       --          (396)         --        (396)
                                ---------    ----------    --------    --------
Balance at December 31, 2003    $   9,726    $       --    $    605    $ 10,331
                                =========    ==========    ========    ========

In July 2001, the Company announced a cost reduction initiative expected to lower annual operating costs through a program of facility consolidation, workforce reduction, and improvements in procurement and working capital control. In 2002, the Company announced the relocation of its corporate headquarters from Greenwich, CT to Middlebury, CT. The 2001 initiative and the corporate relocation have been substantially completed as of December 31, 2003 and the Company does not expect future costs to be significant. As a result of the cost reduction initiative and the corporate relocation, the Company recorded pre-tax charges for facility closures, severance and related costs of $5.6 million, $17.4 million and $109 million (of which $7.5 million is in cost of products sold) in 2003, 2002 and 2001, respectively. These charges are summarized as follows:

                                                 Asset
                                Severance     Write-offs        Other
                                   and            and         Facility
                                 Related      Impairments      Closure
(In thousands)                  Costs (a)         (b)         Costs (c)      Total
                                ---------     -----------     ---------     --------
2001 charge:
    Continuing operations       $  41,196     $    41,847     $  25,986     $109,029
    Discontinued operations         4,270              --           734        5,004
Cash payments                      (8,526)             --        (2,022)     (10,548)
Non-cash charges                   (6,706)        (41,847)      (13,866)     (62,419)
                                ---------     -----------     ---------     --------
Balance at December 31, 2001       30,234              --        10,832       41,066
2002 charge:
    Continuing operations           7,211           4,918         5,240       17,369
    Discontinued operations         4,256              --         1,092        5,348
Cash payments                     (16,480)             --        (6,285)     (22,765)
Non-cash charges                     (988)         (4,918)          459       (5,447)
                                ---------     -----------     ---------     --------
Balance at December 31, 2002       24,233              --        11,338       35,571
2003 charge:
    Continuing operations           2,711             183         2,697        5,591
    Discontinued operations            15              --            15           30
Cash payments                     (17,457)             --        (9,695)     (27,152)
Non-cash charges                   (1,110)           (183)         (280)      (1,573)
                                ---------     -----------     ---------     --------
Balance at December 31, 2003    $   8,392     $        --     $   4,075     $ 12,467
                                =========     ===========     =========     ========

(a) Includes severance at various sites, including severance resulting from the corporate relocation, and pension curtailments related to closed sites.

(b) Includes primarily asset write-offs related to closed sites and the write-down of an equity investment relating to the impairment of assets of an affiliate.

(c) Includes primarily demolition, decontamination and decommissioning costs and inventory charges related to closed sites.

In December 2000, the Company closed its manufacturing facility in Freeport, Grand Bahama Island. In connection with the facility closure, the Company incurred a pre-tax charge of $23.1 million in 2000 (of which $3.0 million was included in cost of products sold). This charge included $15.5 million for the write-off of long-lived assets, $6.2 million for facility closure and maintenance costs and $1.4 million for severance and other costs. The Company made payments of $0.5 million and $4 million in 2002 and 2001, respectively. In 2002, due to changes in the original estimate, the Company recorded a pre-tax charge of $0.6 million for additional facility closure and maintenance costs. During 2003, the Company made payments of $0.4 million related to this closure and had a remaining accrual of $0.2 million at December 31, 2003.

Effective January 1, 2003, the Company adopted the provisions of FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 requires companies to record exit or disposal costs when they are incurred and to initially measure these costs at fair value. Statement No. 146 also requires that recorded liabilities be adjusted in future periods to reflect changes in timing or estimated cash flows. The provisions of Statement No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The adoption of Statement No. 146 has not had a material impact on the Company's accounting for facility closures, severance and related costs as of December 31, 2003.

The Company's accruals for facility closures, severance and related costs are included in accrued expenses in its consolidated balance sheets.

DISCONTINUED OPERATIONS

On April 24, 2003, the Company entered into an agreement to sell certain assets and assign certain liabilities of the OrganoSilicones business unit to the Specialty Materials division of GE and to acquire GE's Specialty Chemicals business. The transaction closed on July 31, 2003 and resulted in a gain of $111.7 million (net of income taxes of $175.3 million). The gain includes the write-off of certain other assets associated with the OrganoSilicones business unit, principally goodwill, with carrying amounts of $220 million at July 31, 2003. The Company received net cash proceeds of $633.4 million, which includes proceeds from its first quarterly earn-out payment of $8.75 million less certain transaction-related fees of $18.4 million. The consideration that the Company received is subject to adjustment based on the change and/or adjustment to certain net assets of the OrganoSilicones business unit and the GE Specialty Chemicals business between December 31, 2002 and the closing date. In addition, as a result of the transaction, the Company acquired GE's Specialty Chemicals business valued at $160 million. The Company will continue to receive quarterly earn-out payments through September of 2006 based on the combined performance of GE's existing Silicones business and the OrganoSilicones business that GE acquired from the Company. The total of such payments will be a minimum of $105 million and a maximum of $250 million. During the fourth quarter of 2003, the Company received its first minimum quarterly earn-out payment of $8.75 million. Based on the performance of GE's Silicones business during the fourth quarter of 2003, the Company will receive an additional $4.5 million of earn-out proceeds in the first quarter of 2004. The recognition of this additional gain is contingent upon the continued favorable future performance of GE's Silicones business, which the Company will assess on a quarterly basis.

The Company has used proceeds from this transaction primarily to reduce indebtedness. On July 31, 2003, the Company reduced the borrowings under its domestic credit facility from $294 million to zero and in August of 2003, the Company repurchased $250 million of its 8.5% notes and paid down the $61.3 million balance of its EURIBOR based bank loans.

The agreement provided for the sale of assets and assignment of liabilities of the OrganoSilicones business unit with carrying amounts as follows:

(In thousands)                            July 31, 2003   December 31, 2002
                                          -------------   -----------------
Inventory                                  $   102,420      $   106,560
Other current assets                             2,356            3,798
Property, plant and equipment, net             229,328          246,554
Other assets                                    33,909           35,975
                                           -----------      -----------
     Total assets held for sale            $   368,013      $   392,887
                                           ===========      ===========
Notes payable                              $     2,204      $     2,033
Accounts payable and accrued expenses           13,262           14,671
Long-term debt                                   7,728            8,698
Other liabilities                                4,193            3,871
                                           -----------      -----------
     Total liabilities held for sale       $    27,387      $    29,273
                                           ===========      ===========

The sales and earnings from discontinued operations for all periods presented are as follows:

(In thousands)                                      2003         2002           2001
                                                 ---------     ---------     ---------
Net sales                                        $ 273,387     $ 456,601     $ 432,255
                                                 =========     =========     =========
Pre-tax earnings from discontinued operations    $  35,278     $  63,634     $  47,036
Income taxes                                        (8,964)      (12,714)      (15,221)
                                                 ---------     ---------     ---------
Earnings from discontinued operations            $  26,314     $  50,920     $  31,815
                                                 =========     =========     =========

The Company's consolidated statement of operations for the year ended December 31, 2003 reflects the results of operations of the acquired GE Specialty Chemicals business for the months of August through December 2003. The $160 million purchase price was allocated to the assets acquired and liabilities assumed based on the fair value of such assets and liabilities. The Company engaged an independent appraiser to determine the fair value of certain assets. As a result of the independent valuation that was performed, certain adjustments were made to the purchase price allocation subsequent to the date of acquisition through December 31, 2003. The purchase price allocation as of December 31, 2003 is as follows:

(In thousands)                                       Purchase
                                                      Price
                                                    Allocation
                                                    ----------
Accounts receivable                                 $   13,789
Inventory                                               28,878
Other current assets                                     1,670
Property, plant and equipment, net                      50,992
Cost in excess of acquired net assets (goodwill)        42,345
Other assets                                            43,691
Accounts payable and accrued expenses                  (15,865)
Post-retirement health care liability                   (5,500)
                                                    ----------
      Total purchase price                          $  160,000
                                                    ==========

PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following pro forma results of operations for the years ended December 31, 2003, 2002, and 2001 assume the divestiture of the OrganoSilicones business unit and the acquisition of the GE Specialty Chemicals business had been consummated as of the beginning of each respective period:

(In thousands, except per share data)                    2003           2002            2001
                                                     -----------    -----------     -----------
Net sales                                            $ 2,276,962    $ 2,259,219     $ 2,449,866
                                                     ===========    ===========     ===========
Earnings (loss) from continuing operations before
    cumulative effect of accounting change           $  (101,854)   $     2,424     $  (113,491)
                                                     ===========    ===========     ===========
Net earnings (loss) (a)                              $     9,437    $  (296,557)    $  (113,491)
                                                     ===========    ===========     ===========

Basic earnings (loss) per common share:
   Earnings (loss) before cumulative effect of
      accounting change                              $     (0.91)   $      0.02     $     (1.00)
                                                     ===========    ===========     ===========
   Net earnings (loss)                               $      0.08    $     (2.61)    $     (1.00)
                                                     ===========    ===========     ===========

Diluted earnings (loss) per common share:
   Earnings (loss) before cumulative effect of
      accounting change                              $     (0.91)   $      0.02     $     (1.00)
                                                     ===========    ===========     ===========
   Net earnings (loss)                               $      0.08    $     (2.56)    $     (1.00)
                                                     ===========    ===========     ===========

(In thousands, except per share data)      2003       2002       2001
                                         -------    -------    -------
Weighted average shares outstanding:

   Basic                                 112,531    113,568    113,061
                                         =======    =======    =======
   Diluted                               112,531    115,656    113,061
                                         =======    =======    =======

(a) The pro forma net earnings (loss) for the year ended December 31, 2003 includes a gain on the sale of discontinued operations of $111,692. In addition, the pro forma net earnings (loss) for the years ended December 31, 2003 and 2002 include charges for cumulative effect of accounting changes of $401 and $298,981, respectively.

The pro forma information above has been prepared for comparative purposes only and does not purport to be indicative of the results of operations that would have occurred had the divestiture of the OrganoSilicones business unit and the acquisition of the GE Specialty Chemicals business been consummated at the beginning of the respective periods.

DIVESTITURES

In June 2002, the Company sold its industrial specialties business unit (excluding retained accounts receivable and accounts payable valued at approximately $10 million) for $95 million, including cash proceeds of $80 million and a note receivable of $15 million due February 2003. The note receivable, net of adjustments made to the value of certain assets sold, was paid by the buyer. The industrial specialties assets sold consisted of inventory of $24.9 million, property, plant and equipment, net, of $80.2 million and intangible assets of $2.0 million. In addition, other assets (primarily intangible assets) of $11.5 million were written off. After transaction fees and related costs, the Company recorded a pre-tax loss of $34.7 million in 2002 (included in other expense, net). During the fourth quarter of 2003, the Company resolved certain transaction-related matters with the buyer and accordingly recorded a $2.6 million credit adjustment to the pre-tax loss in other expense, net. Prior to the sale, the industrial specialties business unit was included in the Other reporting segment.

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

ASSET IMPAIRMENTS

During the fourth quarter of 2001, as a result of changes in the marketplace, the Company evaluated the recoverability of the long-lived assets of its rubber chemicals and trilene businesses. The rubber additives business (included in the Polymer Additives reporting segment) had experienced industry-wide overcapacity, customer consolidation and low cost regional competition, which led to deteriorating pricing and marginally profitable long-term prospects. For the trilene business (which represents less than $4 million of net sales included in the Polymers reporting segment), the issue was a lack of demand with little prospect for improvement. Based on the projected cash flows, the Company determined that the carrying values of the long-lived assets of these businesses were impaired and recorded impairment charges of $66.7 million and $13.7 million related to the rubber chemicals and trilene businesses, respectively. These amounts were charged to operating profit in the fourth quarter of 2001 with an offsetting reduction to the long-lived assets of the businesses, primarily property, plant and equipment.

MERGER ACCRUALS

On September 1, 1999, Crompton and Knowles Corporation (C&K) merged with Witco Corporation (Witco) in a tax-free stock-for-stock merger (the "Merger"). As a result of the Merger, the Company recorded various merger related accruals in 1999 as a component of cost in excess of acquired net assets (goodwill). The changes to these accruals for the periods presented in the Company's consolidated financial statements are as follows:

                                            Severance      Other
                                               and        Merger
                                             Related      Related
(In thousands)                                Costs        Costs       Total
                                            ---------     -------     -------
Balance at December 31, 2000                $  17,678     $ 7,606     $25,284
   Cash payments                               (3,019)     (2,836)     (5,855)
   Non-cash charges                              (983)       (862)     (1,845)
                                            ---------     -------     -------
Balance at December 31, 2001                   13,676       3,908      17,584
   Cash payments                                 (764)     (1,226)     (1,990)
   Non-cash charges                                --        (157)       (157)
   Reserve adjustment (a)                     (12,571)       (536)    (13,107)
                                            ---------     -------     -------
Balance at December 31, 2002                      341       1,989       2,330
   Cash payments                                 (115)       (283)       (398)
   Reserve adjustment (a)                          --        (797)       (797)
                                            ---------     -------     -------
Balance at December 31, 2003                $     226     $   909     $ 1,135
                                            =========     =======     =======

(a) Represents the reversal of reserves no longer deemed necessary, of which $12.6 million in 2002 was a reduction of goodwill.

Also, as a result of the Merger, the Company recorded additional accruals in 1999 as a component of operating profit (loss). The changes to these accruals for the periods presented in the Company's consolidated financial statements are summarized as follows:

                                Severance      Facility        Other
                                   and        Closure and     Merger
                                 Related      Maintenance     Related
(In thousands)                    Costs          Costs         Costs       Total
                                ---------     -----------     -------     -------
Balance at December 31, 2000    $   1,347     $     4,796     $   922     $ 7,065
   Cash payments                     (297)         (1,187)       (613)     (2,097)
   Non-cash charges                  (684)         (1,758)        126      (2,316)
                                ---------     -----------     -------     -------
Balance at December 31, 2001         366           1,851         435       2,652
   Cash payments                     (325)         (1,564)        (42)     (1,931)
   Non-cash charges                    50            (287)       (250)       (487)
                                ---------     -----------     -------     -------
Balance at December 31, 2002           91              --         143         234
   Cash payments                       --              --         (44)        (44)
   Reserve adjustment                 (91)             --          91          --
                                ---------     -----------     -------     -------
Balance at December 31, 2003    $      --     $        --     $   190     $   190
                                =========     ===========     =======     =======

ACCOUNTS RECEIVABLE SECURITIZATION PROGRAMS

The Company has an accounts receivable securitization program to sell up to $150 million of domestic accounts receivable to agent banks. At December 31, 2003, $106.1 million had been sold at an average cost of approximately 1.89%. At December 31, 2002, $136.5 million had been sold at an average cost of approximately 2.19%. In addition, the Company's European subsidiaries have a separate program to sell their eligible accounts receivable to agent banks. At December 31, 2003, $93.3 million of international accounts receivable had been sold at an average cost of approximately 3.37%. At December 31, 2002, $101 million of international accounts receivable had been sold at an average cost of approximately 3.94%. The total costs associated with these programs of $7.8 million and $9.1 million as of December 31, 2003 and 2002, respectively, are included in other expense, net in the consolidated statements of operations. The decrease in accounts receivable sold under these programs in 2003 was primarily due to a reduction in eligible receivables resulting from the sale of the OrganoSilicones business unit.

Under the domestic program, certain subsidiaries of the Company sell their receivables to a special purpose entity (SPE) that has been created as a separate legal entity for the purpose of acquiring such receivables and selling an undivided interest therein to agent banks. In accordance with the domestic sale agreement, the agent banks purchase an undivided ownership interest in the accounts receivable owned by the SPE. The amount of such undivided ownership interest will vary based on the level of eligible accounts receivable as defined in the agreement. In addition, the agent banks retain a security interest in the unsold receivable balance owned by the SPE, which was $43.3 million and $27.4 million as of December 31, 2003 and 2002, respectively. The balance of the unsold receivables owned by the SPE is included in the Company's accounts receivable balance on its consolidated balance sheets. Under the international programs, certain foreign subsidiaries of the Company sell eligible accounts receivable directly to agent banks. During the period, the Company had an obligation to service the accounts receivable sold under its domestic and international programs. The Company has treated the transfer of receivables under its domestic and international receivable programs as a sale of accounts receivable.


INVENTORIES

(In thousands)                                   2003           2002
                                             -----------    -----------
Finished goods                               $   293,846    $   264,078
Work in process                                   20,175         21,158
Raw materials and supplies                        76,178         68,320
                                             -----------    -----------
                                             $   390,199    $   353,556
                                             ===========    ===========

PROPERTY, PLANT AND EQUIPMENT

(In thousands)                                      2003           2002
                                             -----------    -----------
Land and improvements                        $    47,953    $    44,737
Buildings and improvements                       236,325        172,359
Machinery and equipment                        1,088,383        978,155
Information systems equipment                    124,951        118,039
Furniture, fixtures and other                     25,619         23,212
Construction in progress                          79,386         82,725
                                             -----------    -----------
                                               1,602,617      1,419,227
Less accumulated depreciation                    828,005        723,265
                                             -----------    -----------
                                             $   774,612    $   695,962
                                             ===========    ===========

GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted FASB Statement No. 141, "Business Combinations" and FASB Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. It also specifies criteria that must be met for intangible assets acquired in a purchase combination to be recognized apart from goodwill. Statement No. 142 requires that the useful lives of all existing intangible assets be reviewed and adjusted if necessary. It also requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment at least annually. Other intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

In accordance with Statement No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. The following is a reconciliation to adjust previously reported annual financial information to exclude goodwill amortization expense:

(In thousands, except per share data)                                       2001
                                                           -------------------------------------
                                                                               Net Earnings
                                                                             (Loss) Per Share
                                                           -------------------------------------
                                                              Loss          Basic       Diluted
                                                           -----------     --------     --------
Net loss, as reported                                      $  (123,944)    $  (1.10)    $  (1.10)
Goodwill amortization expense - continuing operations           20,179         0.18         0.18
Goodwill amortization expense - discontinued operations          5,877         0.05         0.05
                                                           -----------     --------     --------
   Adjusted net loss                                       $   (97,888)    $  (0.87)    $  (0.87)
                                                           ===========     ========     ========

The Company's intangible assets (excluding goodwill) are included in "other assets" on the consolidated balance sheets and comprise the following:

(In thousands)                December 31, 2003             December 31, 2002
                          --------------------------    --------------------------
                            Gross       Accumulated       Gross       Accumulated
                            Cost        Amortization      Cost        Amortization
                          ---------     ------------    ---------     ------------
Patents                   $  60,824     $   (18,877)    $  45,440     $   (15,335)
Trademarks                   83,718         (31,334)       69,547         (27,932)
Other                        89,364         (37,444)       64,327         (31,325)
                          ---------     -----------     ---------     -----------
                          $ 233,906     $   (87,655)    $ 179,314     $   (74,592)
                          =========     ===========     =========     ===========

The gross cost of the Company's intangible assets increased $54.6 million during 2003 primarily due to $43.6 million of intangibles acquired with the acquisition of the GE Specialty Chemicals business, the capitalization of fees associated with the renewal of patents, trademarks and registrations, and higher foreign currency translation. The estimated fair value of intangible assets associated with the GE Specialty Chemicals acquisition was based on an independent valuation and includes $13.2 million for trademarks with a 40-year useful life, $23.1 million for acquired customer lists/relationships with a weighted-average useful life of 6.3 years, and $7.3 million for patents with a 10-year useful life.

Amortization expense related to intangible assets (excluding goodwill) amounted to $14.5 million in 2003, $11.6 million in 2002 and $11.6 in 2001. Estimated amortization expense for the next five fiscal years is as follows: $17.1 million
(2004); $16.3 million (2005); $16.1 million (2006); $15.9 million (2007); and
$15.4 million (2008).

During the first quarter of 2002, in accordance with the goodwill impairment provisions of Statement No. 142, the Company allocated its assets and liabilities, including goodwill, to its reporting units. Much of the goodwill relates to the Merger and, accordingly, has been allocated to the former Witco business units. During the second quarter of 2002, the Company completed its reporting unit fair value calculations by discounting the projected cash flows of each of its reporting units using its weighted-average cost of capital. As a result, the Company recorded a charge of $299 million, or $2.63 per share, retroactive to January 1, 2002. The charge is reflected in 2002 as a cumulative effect of accounting change. Of the $299 million charge, $84 million relates to the divested industrial specialties business and represents 100 percent of the goodwill attributed to that business. A further $65 million relates to 100 percent of the goodwill attributed to the refined products business and the remaining $150 million of the charge represents 43 percent of the goodwill attributed to the plastic additives business.

Goodwill by reportable segment is as follows:

(In thousands)                                      December 31,    December 31,
                                                        2003            2002
                                                    ------------    ------------
Polymer Products
   Polymer Additives                                $    310,785    $    266,105
   Polymers                                               17,299          17,299
   Polymer Processing Equipment                           34,637          31,870
                                                    ------------    ------------
                                                         362,721         315,274
                                                    ------------    ------------
Specialty Products
   OrganoSilicones                                            --         213,980
   Crop Protection                                        55,886          55,379
                                                    ------------    ------------
                                                          55,886         269,359
                                                    ------------    ------------
                                                    $    418,607    $    584,633
                                                    ============    ============

During 2003, goodwill decreased $166 million primarily due to the write-off of $214 million of goodwill related to the OrganoSilicones business, partially offset by $42.3 million of goodwill associated with the acquisition of the GE Specialty Chemicals business (included in the Polymer Additives segment) and higher foreign currency translation of $5.6 million. The goodwill associated with the OrganoSilicones business was written off as part of the gain on sale of discontinued operations. All of the goodwill associated with the GE Specialty Chemicals business is deductible for tax purposes.

The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units as of July 31. During the third quarter of 2003, the Company updated its carrying value calculations and fair value estimates for each of its reporting units as of July 31, 2003. Based on the comparison of the carrying values to the estimated fair values, the Company has concluded that no additional goodwill impairment exists. The Company will update its review as of July 31, 2004, or sooner, if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value.

LEASES

At December 31, 2003, minimum rental commitments under non-cancelable operating leases, net of sublease income, amounted to $17.9 million (2004), $15.2 million
(2005), $10.5 million (2006), $9.1 million (2007), $8.7 million (2008) and $35.3 million (2009 and thereafter). Rental expenses under operating leases were $24.4 million (2003), $27.8 million (2002) and $31.5 million (2001).

Real estate taxes, insurance and maintenance expenses generally are obligations of the Company, and accordingly, are not included as part of rental payments. It is expected that in the normal course of business, leases that expire will be renewed or replaced by similar leases.

INDEBTEDNESS

The Company's long-term debt instruments are recorded at face value, net of unamortized discounts. Such discounts will be amortized to interest expense over the life of the related debt instruments. The Company's long-term debt is summarized as follows:

Long-Term Debt

(In thousands)                                                                  2003          2002
                                                                            -----------    -----------
Domestic Credit Facility (a)                                                $        --    $    25,000

8.50% Notes due 2005, net of unamortized discount of $850 in 2003
      and $2,706 in 2002, with an effective interest rate of 8.71%              349,150        597,294

6.125% Notes due 2006, net of unamortized discount of $4,966 in 2003
      and $7,348 in 2002, with an effective interest rate of 7.71%              145,034        142,652

6.875% Debentures due 2026, net of unamortized discount of $23,265 in
      2003 and $24,319 in 2002, with an effective interest rate of 7.58%        126,735        125,681

7.75% Debentures due 2023, net of unamortized discount of $1,405 in
      2003 and $1,478 in 2002, with an effective interest rate of 7.82%         108,595        108,522

6.60% Notes due 2003, net of unamortized discount of $442 in 2002, with
      an effective interest rate of 7.67%                                            --        164,558

EURIBOR-based Bank Loans due 2003                                                    --         57,051

Other                                                                            24,504         32,391
                                                                            -----------    -----------

                                                                            $   754,018    $ 1,253,149
                                                                            ===========    ===========

(a) The Company's domestic credit facility of $57 million at December 31, 2003 has been classified as short-term due to its maturity date of October 2004.

On April 1, 2003, the Company utilized its domestic credit facility to repay its $165 million of 6.6% notes due in 2003. On July 31, 2003, the Company completed its transaction with GE and used the proceeds from this transaction primarily to reduce indebtedness. On July 31, 2003, the Company reduced the borrowings under its domestic credit facility from $294 million to zero. In August of 2003, the Company repaid the $61.3 million balance of its EURIBOR-based bank loans and repurchased $250 million of its 8.5% notes. As a result of the repurchase of the 8.5% notes, the Company recorded a loss on early extinguishment of debt of $24.7 million as a component of net earnings (loss) from continuing operations before taxes in accordance with FASB Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Included in this loss is a premium of $23.8 million and a write-off of $0.9 million related to the unamortized discount and debt issuance costs related to the repurchased notes.

In March of 2000, the Company issued $600 million of notes due in 2005 with a coupon rate of 8.5%, and entered into an interest rate swap contract to convert $300 million of such notes into variable interest rate debt. On March 24, 2001, the Company terminated the $300 million variable interest rate swap contract and received $21.9 million of cash proceeds from the settlement of the contract, which represented the fair market value of the contract on the date of termination. In accordance with FASB Statements No. 133 and No. 138, as they relate to fair value hedge accounting, the $21.9 million was recorded as an increase to long-term debt and is being amortized to earnings over the life of the notes. The unamortized balance at December 31, 2003 and 2002 was $6.6 million and $12.1 million, respectively.

Credit Facilities

At December 31, 2002, the Company had a $400 million five-year domestic credit facility available through October 2004. Effective July 31, 2003, the credit facility was amended to $300 million. Borrowings on this facility are at various rate options determined on the date of borrowing. In addition, the Company must pay a facility fee on the aggregate amount of the credit facility, which was ..50% and .38% at December 31, 2003 and 2002, respectively. At December 31, 2003, borrowings under this credit facility were $57 million with a weighted-average interest rate of 3.57%. At December 31, 2002, borrowings under this credit facility were $25 million with a weighted-average interest rate of 3.56%. Due to the October 2004 maturity date, borrowings under this facility were classified as short-term at December 31, 2003.

The Company also has arrangements with various banks for lines of credit for its international subsidiaries aggregating $26.3 million in 2003 and $28 million in 2002, of which $3.7 million (at 4.9%) and $4.7 million (at 4.4%) were outstanding at December 31, 2003 and 2002, respectively.

Debt Covenants

The Company's various debt agreements contain covenants that limit the ability to create or assume mortgages or engage in mergers, consolidations, and certain sales or leases of assets. The Company is required to report compliance with certain financial covenants to its lenders on a quarterly basis. Under these covenants, the Company is required to maintain a leverage ratio (adjusted total debt to adjusted earnings before interest, taxes, depreciation and amortization ("Bank EBITDA"), with adjustments to both debt and earnings being made in accordance with the terms of the domestic credit facility agreement) and an interest coverage ratio (Bank EBITDA to interest expense). The Company also provides a security interest in certain domestic personal property not to exceed 10% of consolidated net tangible assets. As a result of the waiver and amendments to the domestic credit facility agreement dated October 17, 2003 and November 10, 2003, the leverage and interest coverage ratio covenants were modified to allow for more latitude beginning in the third quarter of 2003. The Company was in compliance with the financial covenants of its domestic credit facility at December 31, 2003. The Company's five-year domestic credit facility and the amendments thereto have been filed as exhibits to the Company's filings with the Securities and Exchange Commission.

Maturities

At December 31, 2003, the scheduled maturities of long-term debt during the next five fiscal years are: 2004 - $0; 2005 - $350 million; 2006 - $150 million; 2007
- $0; and 2008 - $0.

INCOME TAXES

The components of earnings (loss) from continuing operations before income taxes and cumulative effect of accounting change, and the provision for income taxes (benefit) are as follows:

(In thousands)                                             2003            2002            2001
                                                       -----------     -----------     -----------
Pre-tax Earnings (Loss) from Continuing Operations:
   Domestic                                            $  (249,802)    $  (150,523)       (280,092)
   Foreign                                                  95,049          96,173          44,450
                                                       -----------     -----------     -----------
                                                       $  (154,753)    $   (54,350)    $  (235,642)
                                                       ===========     ===========     ===========

Income Taxes (Benefits):
   Domestic
       Current                                         $     2,524     $    (1,749)    $       562
       Deferred                                            (75,798)        (55,435)       (102,381)
                                                       -----------     -----------     -----------
                                                           (73,274)        (57,184)       (101,819)
   Foreign
       Current                                              47,057          33,991          19,596
       Deferred                                             (9,885)          4,289           2,340
                                                       -----------     -----------     -----------
                                                            37,172          38,280          21,936
   Total
       Current                                              49,581          32,242          20,158
       Deferred                                            (85,683)        (51,146)       (100,041)
                                                       -----------     -----------     -----------
                                                       $   (36,102)    $   (18,904)    $   (79,883)
                                                       ===========     ===========     ===========

The provision (benefit) for income taxes differs from the Federal statutory rate for the following reasons:

(In thousands)                                               2003           2002           2001
                                                          ----------     ----------     ----------
Income tax benefit at statutory rate                      $  (54,164)    $  (19,023)    $  (82,475)
Antitrust fines                                               15,816             --             --
Goodwill amortization                                             --             --          7,210
Foreign income tax rate differential                           5,619           (389)         6,378
State income taxes, net of federal benefit                    (7,433)        (4,381)        (9,192)
Tax audit settlements                                             --           (900)        (4,870)
Impact of valuation allowance                                 (1,714)         5,008          1,792
Exclusions and foreign income subject to U.S. taxation         2,696             23            882
Non-deductible items                                           4,811            758          3,585
Other, net                                                    (1,733)            --         (3,193)
                                                          ----------     ----------     ----------
Actual income tax benefit                                 $  (36,102)    $  (18,904)    $  (79,883)
                                                          ==========     ==========     ==========

Provisions have been made for deferred taxes based on differences between the financial statement and the tax basis of assets and liabilities using currently enacted tax rates and regulations. The components of the net deferred tax assets and liabilities are as follows:

(In thousands)                                           2003          2002
                                                      ---------     ---------
Deferred tax assets:
   Pension and other post-retirement liabilities      $ 172,487     $ 182,427
   Net operating loss and tax credit carryforwards      101,639       138,500
   Accruals for environmental remediation                41,596        44,430
   Other accruals                                        54,245        54,332
   Inventories and other                                 24,695        19,407
   Intercompany royalty                                      --        21,935
Deferred tax liabilities:
   Property, plant and equipment                        (40,493)      (69,316)
   Earn-out receivable                                  (35,786)           --
   Foreign basis differential                           (35,698)           --
   Financial instruments                                (11,793)      (13,254)
   Intangibles                                           (5,380)      (12,453)
   Other                                                 (3,509)       (5,829)
                                                      ---------     ---------
Net deferred tax asset before valuation allowance       262,003       360,179
Valuation allowance                                     (18,356)      (20,070)
                                                      ---------     ---------
Net deferred tax asset after valuation allowance      $ 243,647     $ 340,109
                                                      =========     =========

Net deferred taxes of $64.9 million and $62.1 million are included in other current assets and $178.8 million and $278 million are included in other assets in 2003 and 2002, respectively. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize its deferred tax assets.

At December 31, 2003, the Company had an aggregate of $259.5 million of net operating losses (NOL's) ($231.9 million generated domestically and $27.6 million related to the Company's foreign subsidiaries) and $1.3 million of excess foreign tax credits. The Company's NOL's are subject to certain limitations and will begin to expire in 2008. The valuation allowance at December 31, 2003 includes $12.8 million related to the NOL's ($4.4 million for which subsequently recognized tax benefits will be applied to reduce goodwill) and $5.6 million related to other foreign deferred tax assets.

At December 31, 2002, the Company had an aggregate of $350.4 million of NOL's ($316.9 million generated domestically and $33.5 million related to the Company's foreign subsidiaries) and $1.9 million of excess foreign tax credits. The valuation allowance at December 31, 2002 included $14.5 million related to the NOL's ($5.2 million for which subsequently recognized tax benefits will be applied to reduce goodwill) and $5.6 million related to other foreign deferred tax assets.

The Company has not made any provision for U.S. taxes which would be payable if undistributed earnings of the foreign subsidiaries of approximately $466 million at December 31, 2003 were distributed to the Company since certain foreign countries limit the extent of repatriation of earnings while, for others, the Company's intention is to permanently reinvest such foreign earnings. A determination of the amount of the unrecognized deferred tax liability related to undistributed earnings is not practicable.

In addition, the Company has not recognized a deferred tax liability for the difference between the book basis and the tax basis of its investment in the common stock of its subsidiaries. Such difference relates primarily to $235 million of unremitted earnings earned by Witco's foreign subsidiaries prior to the Merger on September 1, 1999. The Company does not expect this difference in basis to become subject to tax at the parent level, as it is the Company's intention to permanently reinvest such foreign earnings.

EARNINGS (LOSS) PER COMMON SHARE

The computation of basic earnings (loss) per common share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is based on the weighted-average number of common and common share equivalents outstanding. The computation of diluted earnings (loss) per share equals the basic calculation since common stock equivalents were antidilutive due to losses from continuing operations in each year. Common stock equivalents amounted to 147,539 in 2003, 2,087,888 in 2002 and 2,442,685 in 2001.

(In thousands, except per share data)                    2003           2002            2001
                                                     -----------     ----------     -----------
Loss from continuing operations before cumulative
    effect of accounting change                      $  (118,651)    $  (35,446)    $  (155,759)
Earnings from discontinued operations                     26,314         50,920          31,815
Gain on sale of discontinued operations                  111,692             --              --
Cumulative effect of accounting change                      (401)      (298,981)             --
                                                     -----------     ----------     -----------
Net earnings (loss)                                  $    18,954     $ (283,507)    $  (123,944)
                                                     ===========     ==========     ===========
Basic and Diluted
Weighted-average shares outstanding                      112,531        113,568         113,061
                                                     ===========     ==========     ===========
Loss from continuing operations before cumulative
    effect of accounting change                      $     (1.05)    $    (0.31)    $     (1.38)
Earnings from discontinued operations                       0.23           0.44            0.28
Gain on sale of discontinued operations                     0.99             --              --
Cumulative effect of accounting change                        --          (2.63)             --
                                                     -----------     ----------     -----------
Net earnings (loss)                                  $      0.17     $    (2.50)    $     (1.10)
                                                     ===========     ==========     ===========

CAPITAL STOCK

The Company is authorized to issue 500 million shares of $.01 par value common stock. There were 119,152,254 shares issued at year-end 2003 and 2002, of which 4,660,158 and 5,297,885 shares were held as treasury stock in 2003 and 2002, respectively.

The Company is authorized to issue 250,000 shares of preferred stock without par value, none of which are outstanding. On September 3, 1999, the Company declared a dividend distribution of one Preferred Share Purchase Right (Rights) on each outstanding share of common stock. These Rights entitle stockholders to purchase one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $100. The Rights are only exercisable if a person or group acquires 15% or more of the Company's common stock or announces a tender offer which, if successful, would result in ownership of 15% or more of the Company's common stock.

COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss are as follows:

(In thousands)                                2003            2002
                                           ----------     -----------
Foreign currency translation adjustment    $   49,605     $   (75,833)
Minimum pension liability adjustment         (142,753)       (117,866)
Other                                          (3,315)         (6,727)
                                           ----------     -----------
Accumulated other comprehensive loss       $  (96,463)    $  (200,426)
                                           ==========     ===========

Reclassification adjustments during 2003, 2002 and 2001 aggregated $4.9 million, $6.6 million, and $2.2 million, respectively. Of these amounts, $3.8 million in 2003, $6.0 million in 2002 and $2.0 million in 2001 relate to amortization from other comprehensive income to earnings in connection with the Company's equity option contracts, which expired in May 2003. These amounts have been disclosed in the Derivative Instruments and Hedging Activities footnote. The remaining $1.1 million in 2003, $0.6 million in 2002 and $0.2 million in 2001 were also reclassified from other comprehensive income to earnings and relate to the Company's interest rate swap contracts accounted for as cash flow hedges, which expired in July 2003 concurrent with the maturity of the underlying debt.

STOCK INCENTIVE PLANS

The 1988 Long-Term Incentive Plan (1988 Plan), as amended, authorized the Board of Directors (Board) to grant stock options, stock appreciation rights, restricted stock and long-term performance awards covering up to 10 million shares to the officers and other key employees of C&K over a period of ten years through October 1998. Non-qualified and incentive stock options were granted under the 1988 plan at prices not less than 100% of the fair market value of the underlying common shares on the date of the grant. All outstanding options will expire not more than ten years and one month from the date of grant.

The 1993 Stock Option Plan for Non-Employee Directors, as amended in 1996, authorized 200,000 options to be granted to non-employee directors. The options vest over a two-year period and are exercisable over a ten-year period from the date of grant, at a price equal to the fair market value of the underlying common shares on the date of grant.

The 1998 Long-Term Incentive Plan (1998 Plan) was approved by the shareholders of C&K in 1999. This plan authorizes the Board to grant stock options, stock appreciation rights, restricted stock and long-term performance awards to eligible employees and non-qualified stock options to non-employee directors over a ten-year period. During 2003, 2002 and 2001, non-qualified and incentive stock options were granted under the 1998 Plan at prices not less than 100% of the fair market value of the underlying common shares on the date of grant. All outstanding options will expire not more than ten years and one month from the date of grant. The 1998 Plan authorizes the Company to grant shares and options for shares of common stock equal to the sum of (i) the shares available for award under the 1988 Plan and the 1993 Stock Option Plan For Non-Employee Directors as of October 18, 1998 and (ii) the shares awarded under prior plans of C&K which were forfeited, expired, lapsed, not earned or tendered to pay the exercise price of options or withholding taxes. In 1999, the number of common shares reserved for issuance under the 1998 plan was increased by 2.8 million shares and, pursuant to the Merger, increased by an additional 5 million shares. Under the terms of the Merger, the shareholders also approved the conversion of all outstanding Witco options into options to purchase the Company's common stock. These 4.7 million converted options expired 30 days after the Merger and became available for grant under the 1998 Plan.

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

In October 1999, the Company granted long-term incentive awards in the amount of 2,175,000 shares of restricted stock from the 1998 Plan. In connection with the Merger, vesting requirements relating to 300,000 shares of restricted stock were waived. The remaining 1,875,000 shares were earned as of December 31, 2000 based upon the achievement of certain financial criteria and vested over a three-year period, which ended on January 1, 2003. Compensation expense relating to these shares was accrued over a three-year period.

In January 2000, the Company granted long-term incentive awards under the 1998 Plan for a maximum of 2,707,250 shares to be earned at the end of 2002 if certain financial criteria were met. In January 2001, the January 2000 awards were cancelled and awards were granted for a maximum of 2,343,367 shares to be earned if certain vesting and financial criteria were met at the end of 2002. In January 2002, the Company granted long-term incentive awards under the 1998 Plan for a maximum of 1,052,000 shares to be earned at the end of 2004 if certain financial criteria are met for 2002 through 2004. In conjunction with this award, the remaining outstanding performance-based portion of the awards (1,655,000 shares) granted in January 2001 were cancelled. In accordance with the terms of the January 2002 grant, the maximum number of shares to be earned under this award has been reduced to 381,000.

In January 2003, the Board of Directors approved the grant of options covering 1,270,458 shares at the fair market value of the underlying common stock at the date of grant. In October 2003, the Board of Directors approved the grant of options covering 898,000 shares at the fair market value of the underlying common stock at the date of grant. These options will vest over a three-year period.

In January 2004, the Board of Directors granted long-term incentive awards in the amount of 430,000 shares of restricted stock, which will vest over a three-year period. In addition, in connection with the employment of the Company's new President and Chief Executive Officer in January 2004, the Board of Directors approved an employment contract authorizing the grant of options covering 500,000 shares, at the fair market value of the underlying common stock at the date of grant, and the grant of a long-term incentive award for 200,000 shares of restricted stock. The options will vest ratably over a two-year period and the restricted stock will vest ratably over a three-year period.

As permitted under FASB Statement No. 123 and FASB Statement No. 148, the Company elected to continue its historical method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense has not been recognized for stock-based compensation plans other than restricted stock awards under the Company's long-term incentive programs.

The following table summarizes the effect on net earnings (loss) and earnings
(loss) per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to all stock-based employee compensation awards, the estimated fair value of options granted using the Black-Scholes model and the assumptions utilized in the model.

(In thousands)                             2003           2002             2001
                                         --------     -----------      -----------
Net earnings (loss), as reported         $ 18,954     $  (283,507)     $  (123,944)
Pro forma net earnings (loss)            $ 14,825     $  (289,426)     $  (133,171)
Earnings (loss) per share:
   Basic and diluted - as reported       $   0.17     $     (2.50)     $     (1.10)
   Basic and diluted - pro forma         $   0.13     $     (2.55)     $     (1.18)
Average fair value of options granted    $   2.67     $      3.08      $      3.97

Assumptions:
   Dividend yield                             2.6%            2.5%             2.0%
   Expected volatility                         49%             48%              52%
   Risk-free interest rate                    4.0%            3.5%             5.0%
   Expected life (in years)                     8               8                8

Changes during 2003, 2002 and 2001 in shares under option are summarized as follows:

                                           Price Per Share
                                      ------------------------
                                          Range        Average      Shares
                                      ------------    --------    ----------
Outstanding at 12/31/00               $ 3.13-26.41     $ 11.98    11,771,322
Granted                                 7.92-10.81        7.93     1,760,866
Exercised                                3.13-8.34        5.20      (111,759)
Lapsed                                  8.16-26.41       15.75      (346,142)
                                      ------------     -------    ----------
Outstanding at 12/31/01                 5.22-26.41       11.39    13,074,287
Granted                                       7.25        7.25     1,272,430
Exercised                                5.22-8.34        7.59      (436,149)
Lapsed                                  7.92-26.41       16.95      (771,165)
                                      ------------     -------    ----------
Outstanding at 12/31/02                 5.22-26.41       10.79    13,139,403
Granted                                  5.85-6.38        6.16     2,168,458
Exercised                                     5.22        5.22        (8,525)
Lapsed                                  5.22-26.41       10.77    (1,511,244)
                                      ------------     -------    ----------
Outstanding at 12/31/03               $ 5.85-26.41     $ 10.07    13,788,092
                                      ============     =======    ==========
Exercisable at 12/31/01               $ 5.22-26.41     $ 12.78     9,073,974
Exercisable at 12/31/02               $ 5.22-26.41     $ 11.52    10,699,627
Exercisable at 12/31/03               $ 7.25-26.41     $ 11.04    10,847,565


Shares available for grant at year-end 2003 and 2002 were 6,876,664 and 6,148,135, respectively.

The following table summarizes information concerning currently outstanding and exercisable options:

                   Number        Weighted                    Number
    Range       Outstanding       Average      Weighted    Exercisable
     of            at End        Remaining     Average       at End         Weighted
  Exercise           of         Contractual    Exercise        of           Average
   Prices           2003           Life         Price         2003       Exercise Price
------------    -----------    -----------    --------    -----------    --------------
$   5.85-7.92     4,866,589         8.6       $   6.99      1,927,729      $   7.74
$   8.16-8.35     5,031,485         5.7       $   8.27      5,031,485      $   8.27
$ 10.81-14.35     1,313,345         3.7       $  14.04      1,311,678      $  14.05
$ 14.50-26.41     2,576,673         2.7       $  17.37      2,576,673      $  17.37
                -----------      ------       --------    -----------      --------
                 13,788,092         6.0       $  10.07     10,847,565      $  11.04
                ===========      ======       ========    ===========      ========

The Company has an Employee Stock Ownership Plan that is offered to eligible employees of the Company and certain of its subsidiaries. The Company makes contributions equivalent to a stated percentage of employee contributions. The Company's contributions were $2.5 million in 2003, $2.8 million in 2002 and $3.6 million in 2001.

Effective June 1, 2001, the Company established an Employee Stock Purchase Plan. This plan permits eligible employees to annually elect to have up to 10% of their compensation withheld for the purchase of shares of the Company's common stock at 85% of the average of the high and low sale prices on the date of purchase, up to a maximum of $25,000. As of December 31, 2003, 1,577,237 shares of common stock are available for future issuance under this plan.

PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company has several defined benefit and defined contribution pension plans covering substantially all of its domestic employees and certain international employees. Benefits under the defined benefit plans are primarily based on the employees' years of service and compensation during employment. The Company's funding policy for the defined benefit plans is based on contributions at the minimum annual amounts required by law plus such amounts as the Company may deem appropriate. Contributions for the defined contribution plans are determined as a percentage of the covered employees' salary. Plan assets consist of publicly traded securities and investments in commingled funds administered by independent investment advisors.

Employees of international locations are covered by various pension benefit arrangements, some of which are considered to be defined benefit plans for financial reporting purposes. Assets of these plans are comprised primarily of insurance contracts and financial securities. Benefits under these plans are primarily based upon levels of compensation. Funding policies are based on legal requirements, tax considerations and local practices.

The Company also provides health and life insurance benefits for certain retired and active employees and their beneficiaries and covered dependents for substantially all of its domestic employees and certain international employees. These plans are generally not pre-funded and are paid by the Company as incurred, except for certain inactive government-related plans.

The Company uses a measurement date of December 31 for substantially all of its pension and other post-retirement benefit plans.

Benefit Obligations

                                                        Defined Benefit Plans
                                          ---------------------------------------------------
                                                 Qualified               International and            Post-Retirement
                                               Domestic Plans           Non-Qualified Plans          Health Care Plans
                                          -----------------------     -----------------------     -----------------------
(In thousands)                               2003          2002          2003          2002          2003          2002
                                          ---------     ---------     ---------     ---------     ---------     ---------
Change in projected benefit obligation:
Projected benefit obligation at
   beginning of year                      $ 648,121     $ 619,981     $ 226,553     $ 184,773     $ 224,078     $ 216,511
Service cost                                  6,518         6,705         6,678         6,537         1,294         1,604
Interest cost                                40,896        42,245        13,729        11,796        14,533        14,497
Plan participants' contributions                 --            --           915           938           963           734
Plan amendments                                  --            98        (1,553)          (83)       (2,405)           --
Actuarial losses                             40,467        27,300        23,362        16,639        17,397         8,510
Foreign currency exchange rate changes           --            --        34,171        20,310         1,684            61
Divestitures                                     --            --       (17,061)           --        (4,248)           --
Benefits paid                               (46,679)      (46,788)       (8,549)      (13,564)      (19,786)      (17,839)
Curtailments                                (16,543)       (1,420)       (1,204)           --            --            --
Settlements                                      --            --          (637)         (793)           --            --
                                          ---------     ---------     ---------     ---------     ---------     ---------
Projected benefit obligation at end
   of year                                $ 672,780     $ 648,121     $ 276,404     $ 226,553     $ 233,510     $ 224,078
                                          =========     =========     =========     =========     =========     =========
Accumulated benefit obligation at end
   of year                                $ 661,055     $ 621,445     $ 259,573     $ 201,283     $ 233,510     $ 224,078
                                          =========     =========     =========     =========     =========     =========

Weighted-average year-end assumptions
   used to determine benefit
   obligations:
Discount rate                                  6.00%         6.75%         5.54%         5.96%         6.00%         6.75%
Rate of compensation increase                  4.00%         4.00%         3.17%         3.25%           --            --

An 8.9% average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease gradually to 5% for 2011 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the post-retirement benefit obligation reported for the health care plans. A one-percentage-point increase in assumed health care cost trend rates would increase the accumulated post-retirement benefit obligation by $13.6 million for health care benefits as of December 31, 2003. A one-percentage-point decrease in assumed health care cost trend rates would decrease the accumulated post-retirement benefit obligation by $11.9 million for health care benefits as of December 31, 2003.

Plan Assets

                                                          Defined Benefit Plans
                                            -------------------------------------------------
                                                    Qualified             International and          Post-Retirement
                                                  Domestic Plans         Non-Qualified Plans        Health Care Plans
                                            -----------------------     ---------------------     ---------------------
(In thousands)                                 2003          2002         2003         2002         2003         2002
                                            ---------     ---------     --------     --------     --------     --------
Change in plan assets:
Fair value of plan assets at
   beginning of year                        $ 458,328     $ 539,294     $ 82,431     $ 80,725     $ 30,423     $ 34,580
Actual return on plan assets                   75,222       (41,058)       5,658       (4,425)       2,678       (1,832)
Foreign currency exchange rate changes             --            --       14,523        8,834           --           --
Employer contributions                         30,877         6,880       10,500       10,716       16,371       14,780
Plan participants' contributions                   --            --          915          938          963          734
Divestitures                                       --            --      (10,714)          --           --           --
Benefits paid                                 (46,679)      (46,788)      (8,549)     (13,564)     (19,786)     (17,839)
Settlements                                        --            --         (151)        (793)          --           --
                                            ---------     ---------     --------     --------     --------     --------
Fair value of plan assets at end of year    $ 517,748     $ 458,328     $ 94,613     $ 82,431     $ 30,649     $ 30,423
                                            =========     =========     ========     ========     ========     ========

The asset allocation for the Company's pension plans at the end of 2003 and 2002, and the target allocation for 2004, by asset category are as follows:

                                    Target Allocation - 2004                Percentage of Plan Assets at December 31,
                                   ---------------------------        -----------------------------------------------------
                                                                                                      International and
                                                                       Qualified Domestic Plans      Non-Qualified Plans
                                                                      --------------------------   ------------------------
                                   Qualified      International
                                   Domestic         and Non-
Asset Category:                      Plans       Qualified Plans         2003           2002         2003           2002
                                   ---------     ---------------         ----           ----         ----           ----
Equity securities                       60%              45%               58%            47%          45%            44%
Fixed income securities                 40%              53%               42%            53%          53%            54%
Other                                   --                2%               --             --            2%             2%
                                     -----             ----              ----           ----         ----           ----
   Total                               100%             100%              100%           100%         100%           100%
                                     =====             ====              ====           ====         ====           ====

During 2003, a special contribution of $20.9 million of the Company's common stock was made to various domestic pension plans. The value of this common stock is $22.9 million (4% of total domestic plan assets) at the end of 2003. There was no Company common stock included within equity securities at the end of 2002.

Estimated funding requirements for the domestic pension plans are $4.6 million for 2004 and $6.8 million for 2005 compared to $30.9 million contributed in 2003. The Company funds the domestic pension plans based on the minimum amounts required by law plus such amounts the Company deems appropriate. The funding estimates for 2004 and 2005 are based upon actual December 31, 2003 asset values and the assumption that the Company would contribute the minimum required contributions. The funding estimates also assume pension funding relief legislation will be extended and no other significant changes with regards to demographics, legislation, plan provisions, or actuarial assumptions or methods to determine the estimated funding requirements.

The Company's pension plan assets are managed by outside investment managers; assets are monitored monthly to ensure they are within the range of parameters as set forth by the Company. The Company's investment strategy with respect to pension assets is to achieve the expected rate of return within an acceptable or appropriate level of risk. The Company's investment strategy is designed to promote diversification to moderate volatility and attempt to balance the expected return with risk levels.

The asset allocation for the post-retirement health care plans at the end of 2003 and 2002, and target allocation for 2004, by asset category are as follows:

                                                     Percentage of Plan Assets
                                                          at December 31,
                                                     -------------------------
                                         Target
                                       Allocation
Asset Category:                           2004            2003           2002
                                       ----------    ------------     ---------
Equity securities                           60%              55%            51%
Fixed income securities                     40%              45%            47%
Other                                       --               --              2%
                                         -----          -------        -------
   Total                                   100%             100%           100%
                                         =====          =======        =======

The Company's post-retirement health care plan assets relating to certain inactive government plans are managed by outside investment managers. The Company will review these assets at least quarterly to ensure they are within the range of parameters as set forth by the Company. The Company's investment strategy with respect to post-retirement health care assets is to achieve the expected rate of return within an acceptable or appropriate level of risk. The Company's investment strategy is designed to promote diversification to moderate volatility and attempt to balance the expected return with risk levels.

Funded Status

The funded status of the plans reconciled to the amount reported on the consolidated financial statements is as follows:

                                                            Defined Benefit Plans
                                          ---------------------------------------------------------
                                                    Qualified                International and               Post-Retirement
                                                 Domestic Plans             Non-Qualified Plans             Health Care Plans
                                          ---------------------------   ---------------------------   ---------------------------
(In thousands)                                2003            2002          2003            2002          2003            2002
                                          -----------     -----------   -----------     -----------   -----------     -----------
Funded status at the end of year:
Funded status                             $  (155,032)    $  (189,793)  $  (181,791)    $  (144,122)  $  (202,861)    $  (193,655)
Unrecognized transition asset                     (40)            (47)        1,533           1,759            --              --
Unrecognized actuarial loss                   208,152         206,464        62,583          32,145        11,564           4,276
Unrecognized prior service costs                  285             348            30           2,479        (1,638)         (4,617)
                                          -----------     -----------   -----------     -----------   -----------     -----------
Net amount recognized                     $    53,365     $    16,972   $  (117,645)    $  (107,739)  $  (192,935)    $  (193,996)
                                          ===========     ===========   ===========     ===========   ===========     ===========

Amounts recognized in the consolidated
   balance sheets at the end of year
   consist of:
Prepaid benefit costs                     $    57,353     $    24,271   $     5,782     $     4,971   $        --     $        --
Accrued benefit liabilities                  (200,659)       (183,315)     (173,372)       (132,924)     (192,935)       (193,996)
Intangible assets                                 286             258         3,395           3,340            --              --
Accumulated other comprehensive loss          196,385         175,758        46,550          16,874            --              --
                                          -----------     -----------   -----------     -----------   -----------     -----------
Net amount recognized                     $    53,365     $    16,972   $  (117,645)    $  (107,739)  $  (192,935)    $  (193,996)
                                          ===========     ===========   ===========     ===========   ===========     ===========

The Company's prepaid benefit costs and intangible assets are included in other assets in the consolidated balance sheets, while the accrued pension benefit liabilities are included in other liabilities in the consolidated balance sheets.

For pension plans with a projected and accumulated benefit obligation in excess of plan assets and post-retirement health care plan obligation in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets at the end of 2003 and 2002 were as follows:

                                                                     Accumulated
                                         Projected and           Post-Retirement Health
                                     Accumulated Benefit       Care Obligation Exceeds
                                    Obligation Exceeds the       the Fair Value of Plan
                                  Fair Value of Plan Assets             Assets
                                  --------------------------  --------------------------
(In thousands)                       2003            2002           2003         2002
                                  ---------       ----------     ---------    ---------
End of year:
Projected benefit obligation      $ 949,141       $ 866,008      $      --    $      --
Accumulated benefit obligation      920,588         814,066        208,487      199,814
Fair value of plan assets           612,156         529,674             --           --

Net Periodic Cost

                                                      Defined Benefit Plans
                               -------------------------------------------------------------------
                                           Qualified                      International and                  Post-Retirement
                                         Domestic Plans                  Non-Qualified Plans                Health Care Plans
                              ---------------------------------    -------------------------------    -----------------------------

(In thousands)                   2003         2002       2001        2003        2002        2001       2003       2002       2001
                              ---------    ---------    -------    --------    --------    -------    -------    -------    -------
Components of net periodic
  benefit cost (credit):
Service cost                  $   6,518    $   6,705    $ 6,819    $  6,678    $  6,537    $ 5,936    $ 1,294    $ 1,604    $ 1,539
Interest cost                    40,896       42,245     43,185      13,729      11,796     11,021     14,533     14,497     15,148
Expected return on plan
  assets                        (54,154)     (56,244)   (56,141)     (6,857)     (6,228)    (6,094)    (2,707)    (3,179)    (3,668)
Amortization of prior
  service cost                       62           63        414         858         955        978     (3,078)    (2,838)    (4,176)
Amortization of
  unrecognized
  transition obligation              (6)          (6)        (3)        218         189        190         --         --         --
Recognized actuarial
  (gains) losses                  1,386          164        (29)        735         161       (207)      (469)      (936)    (1,447)
Curtailment (gain) loss
  recognized                         --        1,154      7,045        (243)         --    (13,101)    (2,287)        --     (1,055)
Settlement (gain) loss
  recognized                         --           --        873      (3,580)        330      7,095         --         --         --
                              ---------    ---------    -------    --------    --------    -------    -------    -------    -------
Net periodic benefit cost
  (credit)                    $  (5,298)   $  (5,919)   $ 2,163    $ 11,538    $ 13,740    $ 5,818    $ 7,286    $ 9,148    $ 6,341
                              =========    =========    =======    ========    ========    =======    =======    =======    =======


                                               Defined Benefit Plans
                           ------------------------------------------------------------
                                    Qualified                    International and                Post-Retirement
                                  Domestic Plans                Non-Qualified Plans              Health Care Plans
                           ----------------------------     ----------------------------     ----------------------------
                            2003       2002       2001       2003       2002       2001       2003       2002       2001
                           ------     ------     ------     ------     ------     ------     ------     ------     ------
Weighted-average
  assumptions used to
  determine net cost:
Discount rate               6.75%      7.00%      7.56%      5.96%      5.91%      6.52%      6.75%      7.00%      7.55%
Expected return on plan
  assets                    9.50%      9.50%      9.50%      7.04%      6.99%      7.22%      9.50%      9.50%      9.50%
Rate of compensation
  increase                  4.00%      4.00%      4.25%      3.25%      3.35%      3.45%        --         --         --


The 9.5% expected rate of return on plan assets for the qualified domestic pension plans for 2003 was based on an assumed long-term inflation rate of 3%. The domestic expected rate of return on plan assets is derived by applying the expected returns on the various asset classes to the Company's assumed asset allocation. The expected returns are based on the expected performance of the various asset classes and the expected benefit from active fund management. They are further supported by historical investment returns for various asset classes. The Company has assumed that normative investment returns on long-term bonds will be 350 basis points above inflation, or 6.5%. The assumed premiums for domestic and international equity investments over long-term bonds are 400 and 450 basis points, respectively. In addition, the Company has assumed an overall 50 basis point benefit from active fund management. Actual returns for qualified domestic plans for the year ended December 31, 2003 were 20.8%.

During 2003, the Company re-evaluated its investment strategy for domestic plans. As a result of that review and the Company's assumption of future returns, the Company will decrease its expected return on asset assumption for 2004 to 9.0%. The adjusted domestic expected long-term rate of return of 9.0% for 2004 is based on an assumed long-term inflation rate of 2.6%. The Company has adjusted the normative investment returns on long-term bonds to 370 basis points above inflation or 6.3%. The assumed premiums for domestic and international equity investments over long-term bonds have been adjusted to 340 and 420 basis points, respectively. The Company has assumed that the active fund management benefit will remain at 50 basis points. The target asset allocation is 60% equity securities and 40% fixed income securities.

The Company currently utilizes a 7.04% weighted average expected long-term rate of return on its international plan assets. This international rate is developed primarily based on the same factors considered in developing the domestic long-term rate of return.

Assumed health care cost trend rates have a significant effect on the service and interest cost components reported for the health care plans. A one-percentage-point increase in assumed health care cost trend rates increase the service and interest cost components of net periodic post-retirement health care benefit cost by $1.1 million for 2003. A one-percentage-point decrease in assumed health care cost trend rates decrease the service and interest cost components of net periodic post-retirement health care benefit cost by $0.9 million for 2003.

The Company's cost of its defined contribution plans was $15.4 million, $15.8 million, and $15.2 million in 2003, 2002 and 2001, respectively.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. Through the Act, companies that sponsor retiree health plans that cover prescription drugs are entitled to a federal subsidy beginning in 2006 which is equal to 28% of certain costs paid by both the employee and the Company for prescription drugs. The three possible approaches to recognize the subsidy are as follows: immediate recognition of all expected future subsidies when the Act is initially recognized; amortize recognition through actuarial gains and losses; or recognition of subsidies as received beginning in 2006. As a result of the uncertainty regarding the possible accounting treatment, the Company has elected to defer accounting for the effect of the Act until guidance is issued.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company's activities expose its earnings, cash flows and financial position to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. The Company maintains a risk-management strategy that uses derivative instruments as needed to mitigate risk against foreign currency movements and to manage interest rate volatility. In accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," and FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," the Company recognizes in earnings changes in the fair value of all derivatives designated as fair value hedging instruments that are highly effective and recognizes in accumulated other comprehensive loss (AOCL) changes in the fair value of all derivatives designated as cash flow hedging instruments that are highly effective. The Company does not enter into derivative instruments for trading or speculative purposes.

The Company used interest rate swap contracts, which expired in July 2003 concurrent with the maturity of the underlying debt securities, as cash flow hedges to convert its Euro denominated variable rate debt to fixed rate debt. Each interest rate swap contract was designated with the principal balance and the term of the specific debt obligation. These contracts involved the exchange of interest payments over the life of the contract without an exchange of the notional amount upon which the payments were based. The differential to be paid or received as interest rates changed was recognized as an adjustment to interest expense.

The Company also had equity option contracts covering 3.2 million shares of the Company's common stock to hedge the expense variability associated with its obligations under its long-term incentive plans (LTIP). In February 2003, the Company settled its existing equity option contracts for $35.1 million, of which $33.8 million had been included in accrued expenses at December 31, 2002, and entered into a new equity option contract. The new contract consisted of a sold put option contract with a strike price of $5.66 and a purchased call option contract with a strike price of $5.75. The Company had designated a portion of the equity option contract as a cash flow hedge of the risk associated with the unvested, unpaid awards under its LTIP. Changes in market value related to the portion of the option contract designated and effective as a hedge were recorded as a component of AOCL. The amount included in AOCL was subject to changes in the stock price and was being amortized ratably to selling, general and administrative expense (SG&A) over the remaining service periods of the hedged LTIP. Changes in market value related to the remaining portion of the option contract were recognized in SG&A. During the second quarter of 2003, the Company determined that one of its LTIP programs was not achievable and accordingly amortized $3 million from AOCL to SG&A, which represented the unamortized balance of the deferred loss on the portion of the option contract that related to this plan. On May 11, 2003 the option contract expired and resulted in a favorable net cash settlement of $3.7 million. As of June 30, 2003, all of the deferred losses relating to these contracts had been amortized to SG&A.

In prior years, the Company used an interest rate swap contract as a fair value hedge to convert $300 million of its fixed rate 8.5% notes into variable rate debt. On March 24, 2001, the swap contract was terminated and the Company received cash proceeds of $21.9 million in settlement of the contract, which represented the market value of the contract on the date of termination. In accordance with FASB Statements No. 133 and 138, as they relate to fair value hedge accounting, the $21.9 million was recorded as an increase to long-term debt and is being amortized to interest expense over the life of the notes. The unamortized balance at December 31, 2003 and 2002 was $6.6 million and $12.1 million, respectively.

The Company also has exposure to changes in foreign currency exchange rates resulting from transactions entered into by the Company and its foreign subsidiaries in currencies other than their local currency (primarily trade payables and receivables). The Company is also exposed to currency risk on intercompany transactions (including intercompany loans). The Company manages these transactional currency risks on a consolidated basis, which allows it to net its trade payable and receivable exposure. The Company purchases foreign currency forward contracts, primarily denominated in Euros, Canadian dollars, Hong Kong dollars, Swiss francs and Singapore dollars, to hedge its transaction exposure. The aggregate notional amount of these contracts at December 31, 2003 and 2002 was approximately $474 million and $536 million, respectively. These contracts are generally settled on a monthly basis. Realized and unrealized gains and losses on foreign currency forward contracts are recognized in other expense, net to offset the impact of valuing recorded foreign currency trade payables, receivables and intercompany transactions. The Company has not designated these derivatives as hedges, although it believes these instruments reduce the Company's exposure to foreign currency risk. The net effect of the realized and unrealized gains and losses on these derivatives and the underlying transactions is not significant at December 31, 2003.

The following table summarizes the (gains)/losses resulting from changes in the market value of the Company's fair value and cash flow hedging instruments and the amortization of (gains)/losses related to certain cash flow hedges for the years ended December 31, 2003 and 2002:

(In thousands)                                                2003        2002
                                                            -------     -------
Fair value hedges (in other expense, net)                   $    38     $    (2)
                                                            =======     =======
Cash flow hedges (in AOCL):
Balance at beginning of year                                $ 2,838     $ 2,546
   Interest rate swap contracts                                (883)       (313)
   Equity option contracts-change in market value             1,836       6,558
   Equity option contracts-amortization to SG&A              (3,791)     (5,953)
                                                            -------     -------
Balance at end of year                                      $    --     $ 2,838
                                                            =======     =======

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

At December 31, 2003, the Company had outstanding foreign currency forward contracts with an aggregate notional amount of approximately $474 million to hedge foreign currency risk on foreign currency accounts receivable and payable and intercompany loans. These forward contracts are generally outstanding for one month and are primarily denominated in Euros, Canadian dollars, Hong Kong dollars, Swiss francs and Singapore dollars. At December 31, 2002, the Company had outstanding foreign currency forward contracts with an aggregate notional amount of approximately $536 million.

At December 31, 2002, the Company had outstanding interest rate swap contracts with an aggregate notional amounts of $57.1 million. These contracts were used to convert the Company's variable rate Euro denominated debt to fixed rate debt. These contracts expired in July 2003.

All contracts have been entered into with major financial institutions. The risk associated with these transactions is the cost of replacing these agreements at current market rates, in the event of default by the counterparties. Management believes the risk of incurring such losses is remote.

The carrying amounts for cash, accounts receivable, other current assets, accounts payable and other current liabilities approximate their fair value because of the short-term maturities of these instruments. The fair value of long-term debt is based primarily on quoted market values. For long-term debt that has no quoted market value, the fair value is estimated by discounting projected future cash flows using the Company's incremental borrowing rate. The fair value of interest rate swap and foreign currency forward contracts is the amount at which the contracts could be settled based on quotes provided by investment banking firms.

The following table presents the carrying amounts and estimated fair values of material financial instruments used by the Company in the normal course of its business. The carrying amounts of the interest rate swap contracts and foreign currency forward contracts are included in either other assets or other liabilities.

                                                 2003                            2002
                                      --------------------------    -------------------------------
(In thousands)                          Carrying        Fair           Carrying           Fair
                                         Amount         Value           Amount            Value
                                      -----------    -----------    -------------     -------------
Long-term debt                        $  (754,018)   $  (791,660)   $  (1,253,149)    $  (1,216,443)
Interest rate swap contracts          $        --    $        --    $        (884)    $        (884)
Foreign currency forward contracts    $        --    $        --    $          38     $          38

ASSET RETIREMENT OBLIGATIONS

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 requires companies to record a liability for asset retirement obligations in the period in which a legal obligation is created. Such liabilities are recorded at fair value, with an offsetting increase to the carrying value of the related long-lived assets. In future periods, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Companies are also required to adjust the liability for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. Upon retirement of the long-lived asset, the Company either settles the obligation for its recorded amount or incurs a gain or loss. The provisions of Statement No. 143 are effective for fiscal years beginning after June 15, 2002. Effective January 1, 2003, the Company adopted the provisions of Statement No. 143. As a result of the implementation of this Statement, the Company recorded an after-tax charge of $0.4 million ($0.7 million pre-tax) as a cumulative effect of accounting change. The Company's asset retirement obligations are primarily the result of the legal obligation to remove leasehold improvements upon termination of leases or sale of property at several of its facilities. The initial measurement of such obligations has been recorded at fair value, which the Company estimated by discounting projected cash flows using a rate of 8.5%. The fair value of any future obligations will be measured utilizing the Company's credit-adjusted risk-free rate applicable at that time. During 2003, the Company recorded pre-tax accretion expense of $0.3 million and has an asset retirement obligation liability of $0.7 million at December 31, 2003.

ANTITRUST INVESTIGATION AND RELATED MATTERS

On March 15, 2004, the Company entered into a plea agreement with the United States of America with respect to a criminal antitrust investigation of the Company by the Department of Justice (the "DOJ"). Under the terms of the agreement, the Company agreed to plead guilty to a one-count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States during the period 1995 to 2001. The DOJ and the Company will jointly recommend that the court impose a sentence requiring the Company to pay a fine of $50 million, payable in six annual installments, without interest, beginning in 2004. If the court accepts the joint recommendation at a hearing expected to occur in the next several months, the DOJ's investigation of the Company with respect to rubber chemicals will be resolved.

The Company also reached agreement with the Commissioner of Competition and the Attorney General (the "Attorney General") of Canada on March 15, 2004, regarding a criminal antitrust investigation of the Company. The Company has agreed to plead guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Attorney General and the Company will jointly recommend that the court impose a sentence requiring the Company to pay a fine of $9 million Canadian (U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. If the court accepts the joint recommendation at a hearing expected to occur in the next several months, the Canadian investigation of the Company with respect to rubber chemicals will be resolved.

Expected cash payments for U.S. and Canadian fines total $2.3 million in 2004; $2.3 million in 2005; $6.5 million in 2006; $11.2 million in 2007; $16.2 million in 2008; and $18.5 million in 2009.

The Company and certain of its subsidiaries continue to be the subject of a coordinated civil investigation by the European Commission (the "EC") with respect to the sale and marketing of rubber chemicals. At this time, the Company cannot predict the timing or outcome of that investigation, including the amount of any fine that may be imposed by the EC.

The Company and certain of its subsidiaries are subjects of, and continue to cooperate in coordinated criminal and civil investigations being conducted by the DOJ, Canadian Competition Bureau and the EC (collectively, the "Governmental Authorities") with respect to possible antitrust violations relating to the sale and marketing of certain other products, including ethylene propylene diene monomer (EPDM); heat stabilizers, including tin-based stabilizers and precursors, mixed metal stabilizers and epoxidized soybean oil (ESBO); nitrile rubber; and urethanes and urethane chemicals. The Company and its affiliates that are subject to the investigations have received from each of the Governmental Authorities verbal or written assurances of conditional amnesty from prosecution and fines.

The Company recorded pre-tax charges of $77.7 million for antitrust costs in its consolidated statement of operations at December 31, 2003. This includes a $45.2 million charge to reserve for the payment of U.S. and Canadian fines, which represents the present value of the expected payments of $57 million. The Company also incurred pre-tax antitrust costs of $32.5 million associated with antitrust investigations and related civil lawsuits. The Company expects to continue to incur substantial costs until all antitrust investigations are concluded and civil claims are resolved.

The Company and certain of its subsidiaries, together with other companies, are defendants in certain federal direct purchaser and state direct and indirect purchaser class action lawsuits principally alleging that the defendants conspired to fix, raise, maintain or stabilize prices for rubber chemicals, EPDM, plastic additives, including impact modifiers and processing aids, and nitrile rubber in violation of federal and state law. The Company and certain of its officers and directors are also defendants in federal securities class action lawsuits principally alleging that the defendants caused the Company's shares to trade at artificially inflated levels through the issuance of false and misleading financial statements in violation of federal securities laws by inflating profits as result of engaging in an illegal price fixing conspiracy with respect to rubber chemicals. In addition, the Company and its board of directors are defendants in a shareholder derivative lawsuit principally alleging that the directors breached their fiduciary duties by causing the Company's shares to trade at artificially inflated levels through the issuance of false and misleading financial statements by inflating profits as a result of engaging in an illegal price fixing conspiracy with respect to rubber chemicals. These federal and state actions are in early procedural stages of litigation and, accordingly, the Company cannot predict their outcome. The Company and its defendant subsidiaries believe that they have substantial defenses to these actions and intend to defend vigorously all such actions.

The Company has not recorded a charge for potential liabilities and expenses in connection with the coordinated civil investigation by the EC or with the civil claims, because it is not yet able to reasonably estimate a reserve for such potential costs. The resolution of the coordinated civil investigation by the EC and any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company's financial condition, results of operations and prospects.

CONTINGENCIES

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

Each quarter, the Company evaluates and reviews estimates for future remediation, and operation and management costs directly related to remediation, to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. The total amount accrued for such environmental liabilities at December 31, 2003 was $120.7 million. The Company estimates its potential environmental liability to range from $109 million to $133 million at December 31, 2003. It is possible that the Company's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

On May 21, 1997, the United States District Court, Eastern District of Arkansas (the "Court"), entered an order finding that Uniroyal Chemical Co./Cie (Uniroyal) (a wholly owned subsidiary of the Company) is jointly and severally liable to the United States and Hercules Incorporated (Hercules) and Uniroyal are liable to each other in contribution with respect to the remediation of the Vertac Chemical Corporation site in Jacksonville, Arkansas. On October 23, 1998, the Court entered an order granting the United State's motion for summary judgment against Uniroyal and Hercules for removal and remediation costs of $102.9 million at the Vertac site. On February 3, 2000, after trial on the allocation of these costs, the Court entered an order finding Uniroyal liable to the United States for approximately $2.3 million and liable to Hercules in contribution for approximately $0.7 million. On April 10, 2001, the United States Court of Appeals for the Eighth Circuit (the "Appeals Court") (i) reversed a decision in favor of the United States and against Hercules with regard to the issue of divisibility of harm and remanded the case back to the Court for a trial on the issue; (ii) affirmed the finding of arranger liability against Uniroyal; and (iii) set aside the findings of contribution between Hercules and Uniroyal by the Court pending a decision upon remand. The Appeals Court also deferred ruling on all constitutional issues raised by Hercules and Uniroyal pending subsequent findings by the Court. On June 6, 2001, the Appeals Court denied Uniroyal's petition for rehearing by the full Appeals Court on the Appeals Court's finding of arranger liability against Uniroyal and on December 10, 2001, Uniroyal's Writ of Certiorari with the United States Supreme Court with regard to the issues of its arranger liability was denied. On December 12, 2001, the Court concluded hearings pursuant to the April 10, 2001 remand by the Appeals Court, and briefing on the issue of divisibility was completed in January 2003. A decision from the Court is expected during the second quarter of 2004.

The Company intends to assert all meritorious legal defenses and all other equitable factors which are available to it with respect to the above matters. The Company believes that the resolution of these matters will not have a material adverse effect on its consolidated financial position. While the Company believes it is unlikely, the resolution of these matters could have a material adverse effect on its consolidated results of operations in any given year if a significant number of these matters are resolved unfavorably.

Guarantees

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee; that is, the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at its inception. The initial recognition and measurement provisions apply to guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 has not had a material impact on the Company's results of operations or financial condition.

The Company has standby letters of credit and guarantees with various financial institutions. At December 31, 2003, the Company had $58.2 million of outstanding letters of credit and guarantees primarily related to its environmental remediation liabilities, insurance obligations, a potential tax exposure, and a customer guarantee. Of these items, one of the standby letters of credit and the customer guarantee fall within the scope of Interpretation No. 45.

The standby letter of credit relates to a potential tax exposure that existed prior to December 31, 2002. The amount of this letter of credit is $15.7 million. At December 31, 2003, the Company had accrued $7.1 million of this amount, which represents the Company's estimate of the probable outcome of this tax exposure.

For the customer guarantee, the Company has contingently guaranteed certain debt obligations for one of its customers. At December 31, 2003, the amount of this guarantee is $4.6 million. Based on past experience and on the underlying circumstances, the Company does not expect to have to perform under this guarantee. The fair value of the Company's obligation to stand-ready to perform for the term of the guarantee is not material.

The Company provides for the estimated cost of product warranties related to its Polymer Processing Equipment segment. The Company warrants repair or replacement to the equipment purchased by the original buyer for a one-year period from date of shipment if the equipment is either defective in material or workmanship. In the case of components or units purchased by the Company from other suppliers, the obligation of the Company shall be limited to give the buyer benefit of any warranty the Company may receive from the supplier of such components or units. The product warranty liability at December 31, 2003 is $3.3 million.

In the ordinary course of business, the Company enters into contractual arrangements under which the Company may agree to indemnify a third party to such arrangement from any losses incurred relating to the services they perform on behalf of the Company or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation, claims or environmental matters relating to the Company's past performance. For any losses that the Company believes are probable and which are estimable, the Company has accrued for such amounts in its consolidated balance sheets.

BUSINESS SEGMENT DATA

Pursuant to Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has defined its reporting segments into two major business categories, "Polymer Products" and "Specialty Products." The accounting policies of the operating segments are the same as those described in the Accounting Policies footnote included in the Notes to Consolidated Financial Statements.

The Company evaluates a segment's performance based on several factors, of which the primary factor is operating profit (loss). In computing operating profit
(loss) by segment, the following items have not been deducted: (1) general corporate expense; (2) amortization; (3) unabsorbed overhead expense from discontinued operations; (4) facility closures, severance and related costs; (5) antitrust costs; and (6) impairment of long-lived assets. These items have been excluded from the Company's presentation of segment operating profit because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance. General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis, including amortization expense. These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses related to executives and corporate managers. Unabsorbed overhead expense from discontinued operations represents corporate costs that were previously allocated to the OrganoSilicones business unit. Facility closures, severance and related costs are costs related to the Company's cost reduction initiatives that began in 2001 and 2003 and the relocation of the corporate headquarters that began in 2002. The antitrust costs are primarily for fines and legal costs associated with antitrust investigations and related civil lawsuits. The impairment of long-lived assets was related to the rubber additives and trilene businesses and was the result of changes in the marketplace, which caused the carrying amount of the long-lived assets of these businesses to be impaired. Corporate assets are principally cash, intangible assets (including goodwill) and other assets maintained for general corporate purposes.

The GE Specialty Chemicals business that was acquired on July 31, 2003 has been added to the plastic additives business unit included in the Polymer Additives reporting segment.

A summary of business data for the Company's reportable segments for the years 2003, 2002 and 2001 is as follows:

Information by Business Segment
(In thousands)

Sales                                                2003            2002            2001
                                                 -----------     -----------     -----------
Polymer Products
   Polymer Additives                             $ 1,232,022     $ 1,110,804     $ 1,125,910
   Polymers                                          285,669         270,954         292,092
   Polymer Processing Equipment                      166,539         172,702         202,653
   Eliminations                                      (13,302)        (15,064)        (13,805)
                                                 -----------     -----------     -----------
                                                   1,670,928       1,539,396       1,606,850
                                                 -----------     -----------     -----------
Specialty Products
   Crop Protection                                   270,870         240,142         245,562
   Other                                             243,245         310,733         434,131
                                                 -----------     -----------     -----------
                                                     514,115         550,875         679,693
                                                 -----------     -----------     -----------
                                                 $ 2,185,043     $ 2,090,271     $ 2,286,543
                                                 ===========     ===========     ===========

Operating Profit (Loss)                               2003            2002            2001
                                                  -----------     -----------     -----------
Polymer Products
   Polymer Additives                              $    24,392     $    79,403     $    55,723
   Polymers                                            28,018          41,028          42,243
   Polymer Processing Equipment                         5,164         (13,766)        (15,647)
                                                  -----------     -----------     -----------
                                                       57,574         106,665          82,319
                                                  -----------     -----------     -----------
Specialty Products
   Crop Protection                                     64,963          60,241          79,186
   Other                                               (3,283)          7,960          10,779
                                                  -----------     -----------     -----------
                                                       61,680          68,201          89,965
                                                  -----------     -----------     -----------

Corporate                                             (34,030)        (42,144)        (46,277)
Amortization                                          (14,521)        (11,557)        (31,788)
Unabsorbed overhead expense from discontinued
    operations                                         (8,445)        (11,515)        (10,841)
Facility closures, severance and related costs        (19,560)        (17,969)       (101,512)
Antitrust costs                                       (77,716)         (6,306)             --
Impairment of long-lived assets                            --              --         (80,366)
                                                  -----------     -----------     -----------
                                                  $   (35,018)    $    85,375     $   (98,500)
                                                  ===========     ===========     ===========


Depreciation and Amortization                         2003            2002            2001
                                                  -----------     -----------     -----------
Polymer Products
   Polymer Additives                              $    63,572     $    59,805     $    58,765
   Polymers                                            15,712          16,030          17,347
   Polymer Processing Equipment                         2,059           2,584           2,765
                                                  -----------     -----------     -----------
                                                       81,343          78,419          78,877
                                                  -----------     -----------     -----------
Specialty Products
   Crop Protection                                      7,696           8,081           8,004
   Other                                                4,496           9,902          16,644
                                                  -----------     -----------     -----------
                                                       12,192          17,983          24,648
                                                  -----------     -----------     -----------
Corporate
                                                       21,834          15,024          47,305
                                                  -----------     -----------     -----------
                                                  $   115,369     $   111,426     $   150,830
                                                  ===========     ===========     ===========

Segment Assets                                        2003            2002            2001
                                                  -----------     -----------     -----------
Polymer Products
   Polymer Additives                              $   879,047     $   731,241     $   728,640
   Polymers                                           121,853         120,208         142,196
   Polymer Processing Equipment                        84,330          89,343         101,498
                                                  -----------     -----------     -----------
                                                    1,085,230         940,792         972,334
                                                  -----------     -----------     -----------
Specialty Products
   Crop Protection                                    175,731         146,361         145,001
   Other                                               97,829          87,280         216,080
                                                  -----------     -----------     -----------
                                                      273,560         233,641         361,081
                                                  -----------     -----------     -----------
Assets held for sale                                       --         392,887         392,015
Corporate                                           1,170,392       1,273,495       1,506,758
                                                  -----------     -----------     -----------
                                                  $ 2,529,182     $ 2,840,815     $ 3,232,188
                                                  ===========     ===========     ===========

Capital Expenditures                                  2003           2002           2001
                                                  -----------    -----------    -----------
Polymer Products
   Polymer Additives                              $    54,299    $    42,755    $    52,614
   Polymers                                             4,355          5,584          8,987
   Polymer Processing Equipment                           777          2,608          4,160
                                                  -----------    -----------    -----------
                                                       59,431         50,947         65,761
                                                  -----------    -----------    -----------
Specialty Products
   Crop Protection                                      3,404          5,950          8,825
   Other                                                5,114          6,950         11,742
                                                  -----------    -----------    -----------
                                                        8,518         12,900         20,567
                                                  -----------    -----------    -----------
Corporate                                              13,798         20,436          5,975
                                                  -----------    -----------    -----------
                                                  $    81,747    $    84,283    $    92,303
                                                  ===========    ===========    ===========

Equity Method Investments                             2003           2002           2001
                                                  -----------    -----------    -----------
Polymer Products
   Polymer Additives                              $    36,542    $    40,267    $    45,924
   Polymers                                                --             --          1,134
   Polymer Processing Equipment                            --             --             --
                                                  -----------    -----------    -----------
                                                       36,542         40,267         47,058
                                                  -----------    -----------    -----------
Specialty Products
   Crop Protection                                     27,411         23,963         24,465
   Other                                                   --             --            102
                                                  -----------    -----------    -----------
                                                       27,411         23,963         24,567
                                                  -----------    -----------    -----------
                                                  $    63,953    $    64,230    $    71,625
                                                  ===========    ===========    ===========

Information by Geographic Area
(In thousands)

Sales are based on location of customer.

Sales                                                 2003           2002           2001
                                                  -----------    -----------    -----------
United States                                     $ 1,081,344    $ 1,097,997    $ 1,228,264
Canada                                                 76,530         73,516         80,150
Latin America                                         155,579        140,674        155,697
Europe/Africa                                         597,132        539,529        562,158
Asia/Pacific                                          274,458        238,555        260,274
                                                  -----------    -----------    -----------
                                                  $ 2,185,043    $ 2,090,271    $ 2,286,543
                                                  ===========    ===========    ===========

Property, Plant and Equipment                            2003           2002           2001
                                                  -----------    -----------    -----------
United States                                     $   463,757    $   429,535    $   524,022
Canada                                                 58,725         48,522         44,894
Latin America                                           9,686          8,329          9,488
Europe/Africa                                         221,204        194,182        170,598
Asia/Pacific                                           21,240         15,394         15,970
                                                  -----------    -----------    -----------
                                                  $   774,612    $   695,962    $   764,972
                                                  ===========    ===========    ===========

SUMMARIZED UNAUDITED QUARTERLY FINANCIAL DATA

(In thousands, except per share data)                                   2003
                                                 ---------------------------------------------------
                                                   First        Second         Third        Fourth
                                                 ---------     ---------     ---------     ---------
Net sales                                        $ 531,972     $ 532,901     $ 559,189     $ 560,981
Gross profit                                     $ 147,014     $ 138,264     $ 148,935     $ 134,738

Loss from continuing operations before
     cumulative effect of accounting change      $  (6,718)    $ (19,402)    $ (34,502)    $ (58,029)
Earnings from discontinued operations               12,965        10,292         3,057            --
Gain on sale of discontinued operations                 --            --       111,692            --
Cumulative effect of accounting change                (401)           --            --            --
                                                 ---------     ---------     ---------     ---------
Net earnings (loss)                              $   5,846     $  (9,110)    $  80,247     $ (58,029)
                                                 =========     =========     =========     =========

Basic and diluted per share data (a):
     Loss from continuing operations before
       cumulative effect of accounting change    $   (0.06)    $   (0.17)    $   (0.31)    $   (0.52)
     Earnings from discontinued operations            0.11          0.09          0.03            --
     Gain on sale of discontinued operations            --            --          1.00            --
     Cumulative effect of accounting change             --            --            --            --
                                                 ---------     ---------     ---------     ---------
     Net earnings (loss)                         $    0.05     $   (0.08)    $    0.72     $   (0.52)
                                                 =========     =========     =========     =========

(a) The sum of the earnings per common share for the four quarters does not equal the total earnings per common share for 2003 due to quarterly changes in the average number of shares outstanding.

                                                                        2002
                                                 ---------------------------------------------------
                                                   First        Second         Third        Fourth
                                                 ---------     ---------     ---------     ---------
Net sales                                        $ 531,082     $ 571,489     $ 507,936     $ 479,764
Gross profit                                     $ 150,945     $ 173,392     $ 158,559     $ 139,107

Loss from continuing operations before
     cumulative effect of accounting change      $  (1,453)    $ (16,854)    $  (2,300)    $ (14,839)
Earnings from discontinued operations                8,208        10,560        14,888        17,264
Cumulative effect of accounting change            (298,981)           --            --            --
                                                 ---------     ---------     ---------     ---------
Net earnings (loss)                              $(292,226)    $  (6,294)    $  12,588     $   2,425
                                                 =========     =========     =========     =========

Basic and diluted per share data:
     Loss from continuing operations before
       cumulative effect of accounting change    $   (0.01)    $   (0.15)    $   (0.02)    $   (0.13)
     Earnings from discontinued operations            0.07          0.09          0.13          0.15
     Cumulative effect of accounting change          (2.63)           --            --            --
                                                 ---------     ---------     ---------     ---------
     Net earnings (loss)                         $   (2.57)    $   (0.06)    $    0.11     $    0.02
                                                 =========     =========     =========     =========

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

The Company has a system of internal accounting and disclosure controls that includes (1) written financial policies and procedures; (2) an organization structure that segregates duties and defines authority; (3) a code of business conduct that provides guidance to employees, officers and directors with respect to business practices and procedures; (4) an anonymous hotline for the communication of illegal or unethical behavior; (5) continuous on site audits and reviews performed by the Company's internal audit group; (6) quarterly representations from key business functional and financial executives regarding the accuracy of the financial information being reported; and (7) quarterly disclosure committee meetings to evaluate the quality and effectiveness of internal controls for disclosures included in the financial statements filed with the Securities and Exchange Commission. This system of controls is designed to provide reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. Such controls are subject to continuous review and are monitored by the Company's financial management, disclosure committee and internal audit group.

In addition, the Board of Directors pursues its oversight role for the financial statements through its Audit Committee, which consists solely of independent directors. The Audit Committee meets on a regular basis with representatives of management, the internal audit group and KPMG LLP.


/s/ Robert L. Wood
Robert L. Wood
President and Chief Executive Officer


/s/ Peter Barna
Peter Barna
Senior Vice President and Chief Financial Officer

                          Independent Auditors' Report


The Board of Directors and Stockholders
Crompton Corporation:

We have audited the accompanying consolidated balance sheets of Crompton Corporation and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in the Asset Retirement Obligations note to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, "Asset Retirement Obligations" on January 1, 2003. As discussed in the Accounting Policies note to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002.


/s/ KPMG LLP
Stamford, Connecticut
January 30, 2004, except as to the "Antitrust Investigations and Related Matters" note, which is as of March 15, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Corporation's management has evaluated, with the participation of the Corporation's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Corporation's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this annual report. Based on that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures were effective as of the end of the period covered by this annual report.

(b) Changes in Internal Control over Financial Reporting

There was no change in the Corporation's internal control over financial reporting that occurred during the Corporation's fiscal quarter ended December 31, 2003 that has materially affected, or is reasonable likely to materially affect, the Corporation's internal control over financial reporting.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information called for by this item concerning directors of the Corporation and committees of the Board of Directors is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 27, 2004, under the captions "Election of Three Directors," "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", which is to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, and such information is incorporated herein by reference.

There is no family relationship between any of such directors, and there is no arrangement or understanding between any of them and any other person pursuant to which any such director was selected as a director or nominee.

Information called for by this item concerning Executive Officers is included in
Part I pursuant to General Instruction G to Form 10-K.

The Corporation has adopted a written code of ethics, "Code of Business Conduct," which is applicable to all Crompton directors, officers and employees, including the Corporation's Chief Executive Officer, Chief Financial Officer, and principal accounting officer and controller and other executive officers performing similar functions (collectively, the "Selected Officers"). In accordance with the rules and regulations of the Securities and Exchange Commission, a copy of the Code of Business Conduct is publicly available on the Corporation's website at www.cromptoncorp.com. The Corporation intends to disclose any amendments to or waivers from its code of ethics applicable to any Selected Officer or director on its website at www.cromptoncorp.com. The Code of Business Conduct may also be requested in print by writing to the Corporation's Investor Relations Department at Crompton Corporation, 199 Benson Road, Middlebury, CT 06749 USA.

ITEM 11. EXECUTIVE COMPENSATION

Information called for by this item is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 27, 2004, under the caption "Officers' and Directors' Compensation", which is to be filed with the Commission pursuant to Regulation 14A and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by this item is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 27, 2004, under the captions "Principal Holders of Voting Securities" and "Security Ownership of Management", which is to be filed with the Commission pursuant to Regulation 14A, and such information is incorporated herein by reference.

The following table gives information about shares of the Corporation's common stock that may be issued upon the exercise of options, warrants and rights under the Corporation's equity compensation plans as of December 31, 2003:

                                             Equity Compensation Plan Information

                                              Number of                                  Number of securities
                                              securities to be                           remaining available
                                              issued upon         Weighted-average       for future issuance
                                              exercise of         exercise price         under equity
                                              outstanding         of outstanding         compensation plans
                                              options,            options,               (excluding securities
                                              warrants, and       warrants and           reflected in column
                                              rights              rights                 (a))
                                                   (a)                 (b)                       (c)
Plan Category

Equity compensation plans approved by
  security holders(1)                           12,867,091         $   10.2580                8,385,902         (2)
Equity compensation plans not approved
  by security holders(3)                           921,001         $    7.4478                   67,999

Total                                           13,788,092         $   10.0703                8,453,901

(1) Includes Crompton Corporation 2001 Employee Stock Purchase Plan; Crompton Corporation 1998 Long Term Incentive Plan; Crompton Corporation 1988 Long Term Incentive Plan; and 1993 Stock Option Plan for Non-Employee Directors.

(2) Includes 1,577,237 shares of common stock available for future issuance as of December 31, 2003, for the Crompton Corporation 2001 Employee Stock Purchase Plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by this item is included in the definitive proxy statement for the Corporation's Annual Meeting of Stockholders to be held on April 27, 2004, under the caption "Principal Accountant Fees and Services", which is to be filed with the Commission pursuant to Regulation 14A, and such information is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1. Financial statements and Independent Auditors' Report, as required by Item 8 of this form appear on pages 37 through 70 of this Report.

      (i) Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001;

      (ii) Consolidated Balance Sheets for the years ended December 31, 2003 and 2002;

      (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001;

      (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001;

      (v)   Notes to Consolidated Financial Statements; and

      (vi)  Independent Auditors' Report of KPMG LLP.

2. Independent Auditors' Report and Consent (Exhibit 23), and Financial Statement Schedule II, Valuation and Qualifying Accounts, required by Regulation S-X are included in this Report.

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

2.2 Agreement and Plan of Merger dated April 30, 1996, by and among Crompton & Knowles, Tiger Merger Corp. and Uniroyal Chemical Corporation ("UCC") (incorporated by reference to Exhibit 2 to the Crompton & Knowles Form 10-Q for the period ended March 30, 1996).

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

2.5 First Amendment to Limited Liability Company Agreement by and among GT Seed Treatment Inc. (f/k/a Gustafson, Inc.), Ecart Inc. (f/k/a Trace Chemicals, Inc.) and Bayer Corporation, dated as of November 20, 1998 (incorporated by reference to Exhibit 2.2 to Form 8-K/A).

2.6 Purchase Agreement by and among the Crompton & Knowles, Uniroyal, Trace Chemicals, Inc. and Gustafson, Inc. as Sellers, and Bayer Corporation, as Purchaser, and Gustafson LLC, dated as of November 20, 1998, (incorporated by reference to Exhibit 2.3 to Form 8-K/A).

2.7 Purchase Agreement by and between Uniroyal Chemical Co./Cie and Bayer Inc., effective as of November 20, 1998 (incorporated by reference to Exhibit 2.4 to Form 8-K/A).

2.8 Partnership Agreement of Gustafson Partnership by and between Uniroyal Chemical Co./Cie and Bayer Inc., effective as of November 20, 1998 (incorporated by reference to Exhibit 2.5 to Form 8-K/A).

2.9 Purchase and Exchange Agreement by and between the Registrant and General Electric Company dated April 24, 2003 (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K dated April 25, 2003).

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

3(ii) By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to the Registrant's 2001 Form 10-K).

4.1 Rights Agreement dated as of September 2, 1999, by and between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-A dated September 28, 1999).

4.2 Form of $600 Million 364-Day Credit Agreement dated as of October 28, 1999, by and among the Registrant, certain subsidiaries of the Registrant, various banks, The Chase Manhattan Bank, as Syndication Agent, Citibank, N.A., as Administrative Agent and Bank of America, N.A. and Deutsche Bank Securities Inc., as Co-Documentation Agents (incorporated by reference to Exhibit 4.1 to the Registrant's Form 10-Q for the quarter ended September 30, 1999 ("September 30, 1999 10-Q")).

4.3 Form of $125 Million Amended and Restated 364-Day Credit Agreement dated as of September 24, 2001, among the Registrant, certain subsidiaries of the Registrant, various banks, The Chase Manhattan Bank, as Syndication Agent, Citibank, N.A., as Administrative Agent, Bank of America, N.A., as Documentation Agent and J.P. Morgan Securities Inc., as Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 4.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2001 ("September 30, 2001 10-Q")).

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

4.5 Waiver No. 1 dated as of June 30, 2001, to the 364-Day Credit Agreement dated as of October 28, 1999 as amended as of October 26, 2000, among the Registrant, certain subsidiaries of the Registrant, various banks, The Chase Manhattan Bank, as Syndication Agent, Citibank, N.A., as Administrative Agent and Bank of America, N.A. and Deutsche Bank Securities Inc., as Co- Documentation Agents (incorporated by reference to Exhibit No. 4.1 to the Registrant's Form 10-Q for the quarter ended June 30, 2001 ("June 30, 2001 10-Q")).

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

4.7 First Amendment dated as of September 24, 2001, to the Five- Year Credit Agreement dated as of October 28, 1999, by and among the Registrant, certain subsidiaries of the Registrant, various banks, The Chase Manhattan Bank, as Syndication Agent, Citibank, N.A., as Administrative Agent, Bank of America, N.A.and Deutsche Bank Alex Brown Inc., as Co-Documentation Agents, and J.P. Morgan Securities Inc., as Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 4.2 to the September 30, 2001 10-Q).

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

4.9 Third Amendment dated as of May 8, 2002, to the Five-Year Credit Agreement dated as of October 28, 1999, by and among the Registrant, certain subsidiaries of the Registrant, various banks, JPMorgan Chase (formerly known as The Chase Manhattan Bank), as Syndication Agent, Citicorp USA, Inc. (as successor to Citibank, N.A.), as Administrative Agent and Bank of America, N.A. and Deutsche Bank Securities Inc. (formerly known as Deutsche Bank Alex Brown Inc.), as Co-Documentation Agents (incorporated by reference to Exhibit 4.1 to the Registrant's June 30, 2002 10-Q).

4.10 Fourth Amendment dated as of June 20, 2003, to the Five-Year Credit Agreement dated as of October 28, 1999, by and among the Registrant, certain subsidiaries of the Registrant, various banks, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Syndication Agent, Citicorp, USA, Inc. (as successor to Citibank, N.A. in its capacity as Administrative Agent, and Bank of America, N.A. and Deutsche Bank Securities Inc. (formerly known as Deutsche Bank Alex Brown Inc.) as Co-Documentation Agents (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K dated June 26, 2003).

4.11 Fifth Amendment and Waiver dated as of October 17, 2003, to the Five-Year Credit Agreement dated as of October 28, 1999, by and among the Registrant, certain subsidiaries of the Registrant, various banks, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Syndication Agent, Citicorp USA, Inc. (as successor to Citibank, N.A. in its capacity as Administrative Agent), as Administrative Agent, and Bank of America, N.A. and Deutsche Bank Securities Inc. (formerly known as Deutsche Bank Alex Brown Inc.) as Co-Documentation Agents (incorporated by reference to
            Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2003 ("September 30, 2003 10-Q")).

4.12 Sixth Amendment and Waiver dated as of November 10, 2003, to the Five-Year Credit Agreement dated as of October 28, 1999, by and among the Registrant, certain subsidiaries of the Registrant, various banks, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Syndication Agent, Citicorp USA, Inc. (as successor to Citibank, N.A. in its capacity as Administrative Agent), as Administrative Agent, and Bank of America, N.A. and Deutsche Bank Securities Inc. (formerly known as Deutsche Bank Alex Brown Inc.) as Co-Documentation Agents (incorporated by reference to
            Exhibit 10.2 to the September 30, 2003 10-Q).

4.13 Waiver No. 1 dated as of June 30, 2001, to the Five-Year Credit Agreement dated as of October 28, 1999, by and among the Registrant, certain subsidiaries of the Registrant, various banks, The Chase Manhattan Bank, as Syndication Agent, Citibank, N.A., as Administrative Agent and Bank of America, N.A. and Deutsche Bank Securities Inc., as Co-Documentation Agents (incorporated by reference to Exhibit 4.2 to the June 30, 2001 10-Q).

4.14 Form of Indenture, dated as of March 1, 2000, by and between the Registrant and Citibank, N.A., relating to $600 Million of 8 1/2% Senior Notes due 2005, including as Annex A thereto, Form of Senior Note Pledge Agreement by and among the Registrant, certain foreign subsidiaries of the Registrant, and Citibank, N.A., as Collateral Agent (incorporated by reference to Exhibit 4.13 of the 1999 Form 10-K).

4.15 Form of Purchase Agreement, dated as of March 2, 2000, by and among the Registrant, as Seller, and Merrill Lynch, ABN AMRO Incorporated, Banc of America Securities LLC, Chase Securities Inc., Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Salomon Smith Barney Inc. (together, the "Initial Purchasers"), relating to $600 Million of 8 1/2% Senior Notes due 2005 (incorporated by reference to Exhibit
            4.14 of the 1999 Form 10-K).

4.16 Form of Indenture, dated as of February 1, 1993, by and between Witco and the Chase Manhattan Bank, N.A., as Trustee, relating to Witco's 6.60% Notes due 2003, 7.75% Debentures due 2023, 6 1/8% Notes due 2006 and 6 7/8% Debentures due 2026, including form of securities (incorporated by reference to Post-Effective Amendment No. 2 to the Registration Statement on Form S-3, Registration No. 33-58066, filed March 19, 1993).

4.17 Form of First Supplemental Indenture, dated February 1, 1996, by and among Witco, Chase Manhattan Bank, N.A., the Initial Trustee, and Fleet National Bank of Connecticut, the Note Trustee, relating to Witco's 6 1/8% Notes due 2006 and 6 7/8% Notes due 2026 (incorporated by reference to Registration Statement on Form S-3, Registration Number 33-065203, filed January 25, 1996).

4.18 Form of $600 Million of 8.50% Senior Notes due 2005, dated June 9, 2000, registered for public trading with the Securities and Exchange Commission and issued in exchange for identical securities sold in March 2000, which were not registered for public trading (incorporated by reference to Exhibit 4 of the Registrant's Form 10-Q for the quarter ended June 30, 2000).

10.1+ Supplemental Medical Reimbursement Plan (incorporated by reference to Exhibit 10(n) to the Crompton & Knowles Form 10-K for the fiscal year ended December 27, 1980 ("1980 Form 10-K")).

10.2+       Supplemental Dental Reimbursement Plan (incorporated by reference to
            Exhibit 10(o) to the 1980 Form 10-K).

10.3+ Form of Employment Agreement dated as of July 29, 2002, by and between the Registrant and various of its executive officers (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the period ended September 30, 2002 ("September 30, 2002 Form 10-Q")).

10.4+ Form of Employment Agreement dated as of August 21, 1996, between a subsidiary of the Registrant and three executive officers of the Registrant (incorporated by reference to Exhibit 10.28 to the UCC/Uniroyal Form 10-K for the fiscal year ended September 28, 1996 ("1996 Form 10-K")).

10.5+ Form of Supplemental Retirement Agreement dated as of August 21, 1996, between a subsidiary of the Registrant and two executive officers of the Registrant (incorporated by reference to Exhibit
            10.29 to the 1996 Form 10-K).

10.6+ Form of Supplemental Retirement Agreement dated as of August 21, 1996, between a subsidiary of the Registrant and two executive officers of the Registrant (incorporated by reference to Exhibit
            10.30 to the 1996 Form 10-K).

10.7+ Supplemental Retirement Agreement Trust Agreement dated October 20, 1993, between Crompton & Knowles and Shawmut Bank, N.A. (incorporated by reference to Exhibit 10(I) to the Crompton & Knowles Form 10-K for the fiscal year ended December 25, 1993).

10.8(i)+ Crompton Corporation Benefit Equalization Plan, amended as of April 30, 2002 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the period ended March 31, 2002 ("March 31, 2002 Form 10-Q").

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

10.10+ Amended Crompton Corporation 1988 Long Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant's 2001 Form 10-K).

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

10.14+ UCC Purchase Right Plan, as amended and restated as of March 16, 1995 (incorporated by reference to Exhibit 10.1 to the UCC Form 10-Q for the period ended April 2, 1995).

10.15+ Form of Amended and Restated 1996-1998 Long Term Performance Award Agreement entered into in 1996 between Crompton & Knowles or one of its subsidiaries and thirteen of the executive officers of Crompton & Knowles (incorporated by reference to Exhibit 10.27 to the Crompton & Knowles Form 10-K for the fiscal year ended December 27,
            1997).

10.16 Second Amended and Restated Lease Agreement between the Middlebury Partnership, as Lessor, and Uniroyal, as Lessee, dated as of August 28, 1997 (incorporated by reference to Exhibit 10 to the UCC/Uniroyal 10-Q for the quarter ended September 27, 1997).

10.17 Form of Receivables Sale Agreement, dated as of December 11, 1998, by and among Crompton & Knowles, as Initial Collection Agent, Crompton & Knowles Receivables Corporation, as Seller, ABN AMRO Bank N.V., as Agent, the Enhancer, and the Liquidity Provider, and Windmill Funding Corporation (incorporated by reference to Exhibit
            10.291 to the Crompton & Knowles Form 10-K for the fiscal year ended December 26, 1998 ("1998 Form 10-K")).

10.171 Amended and Restated Receivables Sale Agreement, dated as of January 18, 2002, among Crompton & Knowles Receivables Corporation, as the Seller, the Registrant, as the Initial Collection Agent, ABN AMRO Bank N.V., as the Agent, certain liquidity providers, ABN AMRO Bank, N.V., as the Enhancer, and Amsterdam Funding Corporation (incorporated by reference to Exhibit 10.201 to the Registrant's 2001 Form 10-K).

10.172 First Amendment dated as of January 17, 2003, to the Amended and Restated Receivables Sale Agreement, dated as of January 18, 2002, among Crompton & Knowles Receivables Corporation, as the Seller, the Registrant, as the Initial Collection Agent, ABN AMRO Bank N.V., as the Agent, certain liquidity providers, ABN AMRO Bank, N.V., as the Enhancer, and Amsterdam Funding Corporation (incorporated by reference to Exhibit 10.202 to the Registrant's Form 10-K for the fiscal year ended December 31, 2002).

10.173 Form of Receivables Purchase Agreement, dated as of December 11, 1998, by and among Crompton & Knowles, as Initial Collection Agent, and certain of its subsidiaries, as Sellers, Crompton & Knowles Receivables Corporation, as Buyer, and ABN AMRO Bank N.V., as Agent (incorporated by reference to Exhibit 10.292 to the 1998 Form 10-K).

10.174 Amendment Number 1 dated as of December 9, 1999, to the Receivables Purchase Agreement, dated as of December 11, 1998, by and among CK Witco Corporation (as successor by merger to Crompton & Knowles), as Initial Collection Agent, and certain of its subsidiaries, as Sellers, Crompton & Knowles Receivables Corporation, as Buyer, and ABN AMRO Bank N.V., as Agent (incorporated by reference to Exhibit
            10.265 to Form 10-K for the fiscal year ended December 31, 2000 ("2000 Form 10-K")).

10.175 Amendment Number 2 dated as of November 20, 2000, to the Receivables Purchase Agreement, dated as of December 11, 1998, by and among the Registrant (as successor to Crompton & Knowles), as Initial Collection Agent, and certain of its subsidiaries, as Sellers, Crompton & Knowles Receivables Corporation, as Buyer, and ABN AMRO Bank N.V., as Agent (incorporated by reference to Exhibit 10.266 to the 2000 Form 10-K).

10.176 Amendment Number 3 dated as of February 1, 2001, to the Receivables Purchase Agreement dated as of December 11, 1998, by and among the Registrant (as successor to Crompton & Knowles), as Initial Collection Agent, and certain of its subsidiaries, as Sellers, Crompton & Knowles Receivables Corporation, as Buyer, and ABN AMRO Bank N.V., as Agent (incorporated by reference to Exhibit 10.267 to the 2000 Form 10-K).

10.177 Amendment Number 4 dated as of April 15, 2003, to the Receivables Purchase Agreement dated as of December 11, 1998, by and among the Registrant (as successor to Crompton & Knowles), as initial Collection Agent, and certain of its subsidiaries, as Sellers, Crompton & Knowles Receivables Corporation, as Buyer, and ABN AMRO Bank N.V., as Agent (incorporated by reference to Exhibit 10.2 to the 10-Q for the quarter ended March 31, 2003 ("March 31, 2003 10-Q").

10.178 Letter Agreement dated as of January 18, 2002, to the Receivables Purchase Agreement dated as of December 11, 1998, by an among the Registrant (as successor to Crompton & Knowles), as Initial Collection Agent, and certain of its subsidiaries, as Sellers, Crompton & Knowles Receivables Corporation, as Buyer, and Crompton Sales Company, Inc. and ABN AMRO Bank N.V., as Agent (incorporated by reference to Exhibit 10.206 to the Registrant's 2001 Form 10-K).

10.179 Letter Agreement dated as of April 15, 2003, to the Receivables Purchase Agreement dated as of December 11, 1998, by and among the Registrant (as successor to Crompton & Knowles), as Initial Collection Agent, and certain of its subsidiaries, as Sellers, Crompton & Knowles Receivables Corporation, as Buyer, and Crompton Europe B.V., Crompton B.V. and ABN AMRO Bank N.V. as Agent (incorporated by reference to Exhibit 10.3 of the March 31, 2003 10-Q).

10.18+ Amended Crompton Corporation 1998 Long Term Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant's 2001 Form 10-K).

10.19+ Amended and Restated Employment Agreement by and between Crompton & Knowles and Vincent A. Calarco dated May 31, 1999 (incorporated by reference to Exhibit 10.1 to the Crompton & Knowles Form 10-Q for the quarter ended June 26, 1999).

10.20+ Form of Merger Synergy Restricted Stock Agreement, dated as of October 19, 1999, by and between the Registrant and various of its executive officers (incorporated by reference to Exhibit 10.32 to the 1999 Form 10-K).

10.21+ Form of Supplemental Retirement Agreement, dated as of October 21, 1999, by and between the Registrant and various of its executive officers (incorporated by reference to Exhibit 10.35 of the 1999 Form 10-K).

10.22+ Form of 2001-2002 Long Term Incentive Award Agreement, dated as of January 31, 2001, by and between the Registrant and various of its executive officers (incorporated by reference to Exhibit 10 to the 10-Q for the quarter ended March 31, 2001).

10.23+ Form of 2001 Management Incentive Plan dated as of March 20, 2001, by and between the Registrant and various key management personnel (incorporated by reference to Exhibit 10.26+ to the Registrant's 2001 Form 10-K).

10.24+ Form of 2002 Management Incentive Plan dated as of February 8, 2002, by and between the Registrant and various key management personnel (incorporated by reference to Exhibit 10.27+ to the Registrant's 2001 Form 10-K).

10.25+ Form of 2002-2004 Long-Term Incentive Award Agreement, dated as of March 26, 2002, by and between the Registrant and various of its executive officers (incorporated by reference to Exhibit 10.1 to the Registrant's March 31, 2002 Form 10-Q).

10.26 Form of 2003 Management Incentive Plan dated as of April 28, 2003 by and between the Registrant and various key management personnel (filed herewith*).

10.27 Form of Amendment 2003-1 to the Supplemental Retirement Agreement dated various dates in December 2003 by and between the Registrant and various of its executive officers (filed herewith*).

10.28+ Employment Agreement by and between the Registrant and Robert L. Wood dated January 7, 2004 (filed herewith*).

10.29+ Form of 2004 Management Incentive Plan dated as of February 18, 2004 by and between the Registrant and various key management personnel (filed herewith*).

10.30+ Form of 2004-2006 Long Term Incentive Award Agreement dated February 3, 2004 by and between the Registrant and various of its executive officers (filed herewith*).

21          Subsidiaries of the Registrant (filed herewith*).

23 Consent of independent auditors. (See Item 15(a) 2 herein.) (filed herewith*).

24 Power of attorney from directors and executive officers of the Registrant authorizing signature of this report. (Original on file at principal executive offices of Registrant.) (filed herewith*).

31.1 Certification of Periodic Financial Reports by the Registrant's Chief Executive Officer (Section 302) (filed herewith*).

31.2 Certification of Periodic Financial Reports by the Registrant's Chief Financial Officer (Section 302) (filed herewith*).

32.1 Certification of Periodic Financial Reports by the Registrant's Chief Executive Officer (Section 906) (filed herewith*).

32.2 Certification of Periodic Financial Reports by the Registrant's Chief Financial Officer (Section 906) (filed herewith*).

      * Copies of these Exhibits are annexed to this report on Form 10-K provided to the Securities and Exchange Commission and the New York Stock Exchange.

      + This Exhibit is a compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant participate.

      (b) The following Reports on Form 8-K have been filed during the fourth quarter of 2003 through the date of this filing:

During the fiscal fourth quarter of 2003, and through the date of this filing, the following Reports on Form 8-K have been filed:

      (i) Report on Form 8-K/A dated October 14, 2003, reporting on Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements and Exhibits);

      (ii) Report on Form 8-K dated October 22, 2003, reporting on Item 5 (Other Events and Regulation FD Disclosure), Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition);*

      (iii) Report on Form 8-K dated January 12, 2004, reporting on Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements and Exhibits);

      (iv) Report on Form 8-K dated February 2, 2004, reporting on Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition); and*

      (v) Report on Form 8-K dated March 15, 2004, reporting on Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements and Exhibits).

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

                                                  CROMPTON CORPORATION
                                                      (Registrant)


Date:  March 16, 2004                             By: /s/ Peter Barna
                                                      -------------------
                                                  Peter Barna
                                                  Senior Vice President &
                                                  Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name                             Title

Robert L. Wood*                  President, Chief Executive Officer and Director
                                 (Principal Executive Officer)

Vincent A. Calarco*              Chairman of the Board and Director

Peter Barna                      Senior Vice President
                                 (Chief Financial Officer)

Michael F. Vagnini*              Vice President and Controller
                                (Principal Accounting Officer)

Robert A. Fox*                   Director

Roger L. Headrick*               Director

Leo I. Higdon, Jr.*              Director

C. A. Piccolo*                   Director

Bruce F. Wesson*                 Director

Patricia K. Woolf*               Director


Date:  March 16, 2004            *By: /s/Peter Barna
                                   Peter Barna
                                   as attorney-in-fact

                                                                     Schedule II

                        Valuation and Qualifying Accounts
                            (In thousands of dollars)

                                                         Additions
                                           Balance at    charged to                                     Balance
                                           beginning     costs and                                      at end
                                            of Year       expenses      Deductions        Other (6)     of Year
                                           ----------    ----------     ----------        ---------     -------
Fiscal Year ended December 31, 2003:
    Allowance for doubtful accounts        $   16,291    $    5,087     $   (4,031)(1)    $     467     $17,814
    Accumulated amortization of cost in
        excess of acquired net assets          N/A   (2)
    Accumulated amortization of other
        intangible assets                      74,592        14,521         (2,851)(3)        1,393      87,655
    Reserve for customer rebates               21,810        52,050        (47,004)(4)          592      27,448

Fiscal Year ended December 31, 2002:
    Allowance for doubtful accounts        $   17,485    $    5,157     $   (6,509)(1)    $     158     $16,291
    Accumulated amortization of cost in
        excess of acquired net assets          N/A   (2)
    Accumulated amortization of other
        intangible assets                      62,495        11,557           (678)           1,218      74,592
    Reserve for customer rebates               25,726        52,906        (57,112)(4)          290      21,810

Fiscal Year ended December 31, 2001:
    Allowance for doubtful accounts        $   22,922    $    4,499     $   (9,808)(1)    $    (128)    $17,485
    Accumulated amortization of cost in
        excess of acquired net assets          65,868        20,179         (2,568)(5)         (220)     83,259
    Accumulated amortization of other
        intangible assets                      51,204        11,609            (74)            (244)     62,495
    Reserve for customer rebates               30,214        53,186        (57,477)(4)         (197)     25,726


(1) Represents primarily accounts written off as uncollectible (net of recoveries).

(2) Effective with the January 1, 2002 implementation of FASB Statement No. 142, goodwill is no longer amortized.

(3)   Represents primarily the write-off of fully amortized intangible assets.

(4)   Represents primarily payments to customers.

(5) Represents primarily the impairment of goodwill related to the rubber chemicals and trilene business units.

(6) Represents primarily the translation effect of accounts denominated in foreign currencies.