Form 10-Q
period 2004-03-31
CROMPTON CORP
filed 2004-05-07
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[X]	Yes	[ ]	No

The number of shares of common stock outstanding as of the latest practicable date, is as follows:
Class Common Stock - $.01 par value			Outstanding at March 31, 2004 114,560,980

CROMPTON CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements and Accompanying Notes

CROMPTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
First quarter ended March 31, 2004 and 2003
(In thousands of dollars, except per share data)

	2004	2003

Net sales	$624,347	$531,972

Cost of products sold	472,256	384,958
Selling, general and administrative	96,525	87,343
Depreciation and amortization	30,854	27,119
Research and development	11,797	12,060
Equity income	(9,627)	(5,614)
Facility closures, severance and related costs	2,411	819
Antitrust costs	4,053	8,489

Operating profit	16,078	16,798
Interest expense	17,925	26,715
Other (income) expense, net	(92,501)	213

Earnings (loss) from continuing operations before income
taxes and cumulative effect of accounting change	90,654	(10,130)
Income tax expense (benefit)	30,215	(3,412)
Earnings (loss) from continuing operations before
cumulative effect of accounting change	60,439	(6,718)
Earnings from discontinued operations	-	12,965
Cumulative effect of accounting change	-	(401)
Net earnings	$60,439	$5,846

Basic and diluted earnings (loss) per common share:
Earnings (loss) from continuing operations before
cumulative effect of accounting change	$0.53	$(0.06)
Earnings from discontinued operations	-	0.11
Cumulative effect of accounting change	-	-
Net earnings	$0.53	$0.05

See accompanying notes to condensed consolidated financial statements.

CROMPTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2004 (Unaudited) and December 31, 2003
(In thousands of dollars)

	March 31, 2004	December 31, 2003

ASSETS

CURRENT ASSETS
Cash	$35,866	$39,213
Accounts receivable	268,181	210,190
Inventories	389,770	390,199
Other current assets	150,343	170,852
Total current assets	844,160	810,454

NON-CURRENT ASSETS
Property, plant and equipment	758,136	774,612
Cost in excess of acquired net assets	417,366	418,607
Other assets	479,391	525,509
	$2,499,053	$2,529,182

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term borrowings	$17,238	$60,695
Current portion of long-term debt	349,332	-
Accounts payable	229,224	232,127
Accrued expenses	242,484	267,472
Income taxes payable	138,744	130,284
Other current liabilities	11,022	10,667
Total current liabilities	988,044	701,245

NON-CURRENT LIABILITIES
Long-term debt	399,147	754,018
Pension and post-retirement health care liabilities	569,845	566,966
Other liabilities	196,184	204,244

STOCKHOLDERS' EQUITY
Common stock	1,192	1,192
Additional paid-in capital	1,033,803	1,034,027
Accumulated deficit	(535,445)	(590,157)
Accumulated other comprehensive loss	(108,508)	(96,463)
Treasury stock at cost	(45,209)	(45,890)
Total stockholders' equity	345,833	302,709
	$2,499,053	$2,529,182

See accompanying notes to condensed consolidated financial statements.

CROMPTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
First quarter ended March 31, 2004 and 2003
(In thousands of dollars)

Increase (decrease) in cash	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$60,439	$5,846
Adjustments to reconcile net earnings to net
cash (used in) provided by operations:
Gain on sale of Gustafson joint venture	(90,938)	-
Cumulative effect of accounting change, net of tax	-	401
Depreciation and amortization	30,854	36,408
Equity income	(9,627)	(5,614)
Changes in assets and liabilities, net:
Accounts receivable	(42,642)	(23,259)
Accounts receivable - securitization	(20,333)	8,126
Inventories	(4,475)	(5,864)
Accounts payable	(1,807)	41,969
Other	16,254	(5,521)
Net cash (used in) provided by operations	(62,275)	52,492

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	129,516	-
Capital expenditures	(16,640)	(14,639)
Other investing activities	419	(98)
Net cash provided by (used in) investing activities	113,295	(14,737)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on domestic credit facility	(49,400)	(25,000)
Proceeds from short-term borrowings	727	431
Payments on long term notes	-	(260)
Dividends paid	(5,727)	(5,715)
Other financing activities	171	880
Net cash used in financing activities	(54,229)	(29,664)

CASH
Effect of exchange rates on cash	(138)	409
Change in cash	(3,347)	8,500
Cash at beginning of period	39,213	16,941
Cash at end of period	$35,866	$25,441

See accompanying notes to condensed consolidated financial statements.

CROMPTON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The first quarter information in the foregoing condensed consolidated financial statements is unaudited, but reflects all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented. The foregoing condensed consolidated financial statements include the accounts of Crompton Corporation and its wholly-owned and majority owned subsidiaries, which are collectively referred to as "the Company." Other affiliates in which the Company has a 20% to 50% ownership are accounted for in accordance with the equity method.

Certain prior year amounts have been reclassified to conform to the current year's presentation. These changes did not have a material impact on previously reported results of operations or financial position.

On April 24, 2003, the Company entered into an agreement to sell certain assets and assign certain liabilities of the OrganoSilicones business unit to the Specialty Materials division of General Electric Company (GE) and to acquire GE's Specialty Chemicals business. The transaction closed on July 31, 2003. As a result, the accompanying financial statements reflect the OrganoSilicones business unit as a discontinued operation for the periods ending prior to July 31, 2003. The operations of the OrganoSilicones business unit have been classified as earnings from discontinued operations (net of tax) in the condensed consolidated statements of earnings. The condensed consolidated statements of cash flows have not been adjusted to reflect the discontinued operations and thus include the cash flows of the OrganoSilicones business through July 31, 2003. Refer to the Discontinued Operations footnote for further information.

Included in the Company's condensed consolidated balance sheets at March 31, 2004 and December 31, 2003, is approximately $17.9 million and $13 million, respectively, of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.

Included in accounts receivable are allowances for doubtful accounts of $18.2 million at March 31, 2004 and $17.8 million at December 31, 2003.

The Company has a five-year credit facility of $300 million, which matures in October 2004. Borrowings under this agreement amounted to $7.6 million at March 31, 2004. During the first quarter of 2004, the Company reclassified the carrying value of its outstanding $350 million of 8.5% notes to short-term due to a scheduled maturity date of March 2005. As a result, the Company has a working capital deficit of $143.9 million. The Company does not anticipate that its operating cash flows will be sufficient over the next twelve months to fund the $350 million of 8.5% notes due in March 2005. The Company is in the process of negotiating a new credit facility and reviewing its refinancing alternatives with several leading financial institutions and expects to obtain new financing over the coming months to cover its future debt maturities and other operating requirements.

Accumulated depreciation amounted to $823.6 million at March 31, 2004 and $828.0 million at December 31, 2003.

Cost of products sold includes all costs incurred in manufacturing products, including raw materials, direct manufacturing costs and manufacturing overhead. Cost of products sold also includes warehousing, distribution, customer service, engineering (other than polymer processing equipment design engineering), purchasing, and environmental, health and safety functions. Selling, general and administrative expenses (SG&A) include costs and expenses related to the following functions and activities: selling, advertising, polymer processing equipment design engineering, shipping costs for out-bound product shipments, information technology, legal, provision for doubtful accounts, corporate facilities and corporate administration. SG&A also includes accounting, finance and human resources, excluding direct support in manufacturing operations, which is included as cost of products sold. Research and development expenses (R&D) include basic and applied research and development activities of a technical and non-routine nature. R&D costs are expensed as incurred. Costs of products sold, R&D, and SG&A expenses exclude depreciation and amortization expenses, which are presented on a separate line in the condensed consolidated statements of operations.

Included among the Company's equity investments at December 31, 2003 are a 50 percent ownership in Gustafson LLC and a 50 percent ownership in Gustafson Partnership, which were sold on March 31, 2004. Refer to the Divestitures footnote for further information. The Company accounted for these investments in accordance with the equity method. The combined assets and liabilities of these two investments were $93.4 million and $38.3 million, respectively, as of December 31, 2003. The combined pre-tax income of the two investments for the quarter ended March 31, 2004 and March 31, 2003 were $18 million and $10.8 million, respectively.

Certain financial information and footnote disclosures included in the annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 2003 Annual Report on Form 10-K. The consolidated results of operations for the first quarter ended March 31, 2004 are not necessarily indicative of the results expected for the full year.

STOCK-BASED COMPENSATION

As permitted under Financial Accounting Standards Board (FASB) Statements No. 123, "Accounting for Stock-Based Compensation" and No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company elected to continue its historical method of accounting for stock-based compensation in accordance with APB 25, "Accounting for Stock Issued to Employees." Under APB 25, compensation expense for fixed plans is recognized based on the difference between the exercise price and the stock price on the date of grant. Since the Company's fixed plan awards have been granted with an exercise price equal to the stock price on the date of grant, no compensation expense has been recognized in the statement of operations for these awards. However, compensation expense has been recognized for the restricted stock awards under the Company's long-term incentive programs in accordance with the provisions of APB 25, which would be unchanged under FASB Statements No. 123 and No. 148. The following table illustrates the effect on net earnings and related per share amounts if the Company had applied the fair value recognition provisions of Statements No. 123 and No. 148 to all stock-based employee compensation awards.

	First quarter ended
(In thousands, except per share data)	2004	2003

Net earnings, as reported	$60,439	$5,846
Stock-based employee compensation expense
included in net earnings, net of tax	314	554
Total stock-based employee compensation determined under
fair value based accounting method for all awards, net of tax	(1,187)	(2,067)
Pro forma net earnings	$59,566	$4,333

Earnings per share:
Basic and diluted - as reported	$0.53	$0.05
Basic and diluted - pro forma	$0.52	$0.04

FACILITY CLOSURES, SEVERANCE AND RELATED COSTS

In July 2003, the Company announced a new cost reduction program to further eliminate overhead expenses. In order to achieve this goal, the Company expects to reduce its global workforce by approximately 375 positions, of which approximately 320 positions had been eliminated as of March 31, 2004. During the first three months of 2004, the Company recorded a pre-tax charge of $0.1 million for facility closures, severance and related costs in the condensed consolidated statements of operations. A summary of this charge is as follows:

(In thousands)	Severance and Related Costs	Asset Write-offs	Other Facility Closure Costs	Total
2003 charge	$12,585	$396	$988	$13,969
Cash payments	(2,859)	-	(383)	(3,242)
Non-cash charges	-	(396)	-	(396)
Balance at December 31, 2003	9,726	-	605	10,331
2004 charge	97	-	-	97
Cash payments	(3,035)	-	(83)	(3,118)
Balance at March 31, 2004	$6,788	$-	$522	$7,310

As a result of the cost reduction initiative that began in 2001 and the relocation of the Company's corporate headquarters from Greenwich, CT to Middlebury, CT that began in 2002, the Company recorded pre-tax charges of $0.2 million and $0.8 million for facility closures, severance and related costs for the quarters ended March 31, 2004 and March 31, 2003, respectively. The related reserve activity is summarized as follows:

(In thousands)	Severance and Related Costs (a)	Asset Write-offs and Impairments	Other Facility Closure Costs (b)	Total
Balance at December 31, 2002	$24,233	$-	$11,338	$35,571
2003 charge:
Continuing operations	2,711	183	2,697	5,591
Discontinued operations	15	-	15	30
Cash payments	(17,457)	-	(9,695)	(27,152)
Non-cash charges	(1,110)	(183)	(280)	(1,573)
Balance at December 31, 2003	8,392	-	4,075	12,467
2004 charge	124	-	89	213
Cash Payments	(1,280)	-	(681)	(1,961)
Balance at March 31, 2004	$7,236	$-	$3,483	$10,719

  Includes severance at various sites, including severance resulting from the corporate relocation, and pension curtailments related to closed sites.
  Includes primarily demolition, decontamination and decommissioning costs and inventory charges related to closed sites.

In addition, during the first quarter of 2004, the Company completed the sale of its manufacturing facility in Freeport, Grand Bahama Island, which resulted in facility closure costs of $2.1 million primarily for asset write-offs.

DISCONTINUED OPERATIONS

On July 31, 2003, the Company sold certain assets and assigned certain liabilities of its OrganoSilicones business unit to the Specialty Materials division of GE and acquired GE's Specialty Chemicals business. The transaction resulted in a gain of $111.7 million (net of income taxes of $175.3 million). The Company received net cash proceeds in 2003 of $633.4 million, which includes proceeds from its first quarterly earn-out payment of $8.75 million less certain transaction-related fees of $18.4 million. In addition, the Company acquired the GE Specialty Chemicals business with a value of $160 million. The Company will continue to receive quarterly earn-out payments through September of 2006 based on the combined performance of GE's existing Silicones business and the OrganoSilicones business that GE acquired from the Company. The total of such earn-out payments will be a minimum of $105 million and a maximum of $250 million. The Company received a total of $8.75 million of earn-out payments for the quarter ended March 31, 2004. Based on audited results reported by GE, the Company did not receive any additional earn-out payments in the first quarter of 2004 related to the combined performance of GE's existing Silicones business and the OrganoSilicones business that GE acquired from the Company for the fourth quarter of 2003. In addition, results reported by GE for the first quarter of 2004 will not result in any payment to the Company in excess of the minimum earn-out payment in the second quarter of 2004.

PRO FORMA FINANCIAL INFORMATION

The following pro forma unaudited results of operations for the quarter ended March 31, 2003 assume the divestiture of the OrganoSilicones business unit and the acquisition of the GE Specialty Chemicals business had been consummated as of the beginning of 2003:
First quarter
ended
(In thousands, except per share data)	2003

Net sales	$571,612
Earnings from continuing operations before
cumulative effect of accounting change	$619
Net earnings	$218

First quarter
ended
(In thousands, except per share data)	2003
Basic and diluted earnings per common share:
Earnings before cumulative effect of
accounting change	$0.01
Net earnings	$-

Weighted average shares outstanding:
Basic	114,146
Diluted	114,331

The unaudited pro forma information above has been prepared for comparative purposes only and does not purport to be indicative of the results of operations that would have occurred had the divestiture of the OrganoSilicones business unit and the acquisition of the GE Specialty Chemicals business been consummated at the beginning of 2003.

DIVESTITURES

On March 22, 2004, the Company entered into an agreement with Bayer CropScience LP in the U. S. and Bayer CropScience Inc. in Canada to sell its 50 percent interest in the Gustafson seed treatment joint venture for $124 million, of which $2 million is contingent upon transfer of a certain license agreement. In addition, the Company will receive a deferred dividend of approximately $4.7 million in the fourth quarter of 2004. The transaction closed on March 31, 2004 and resulted in a pre-tax gain of $90.9 million.

ACCOUNTS RECEIVABLE PROGRAMS

The Company had an accounts receivable securitization program to sell up to $150 million of domestic accounts receivable to agent banks. Accounts receivable sold under this program were $101 million and $106.1 million as of March 31, 2004 and December 31, 2003, respectively. In addition, the Company's European subsidiaries have a separate program to sell their eligible accounts receivable to agent banks. International accounts receivable sold under this program were $78.1 million and $93.3 million as of March 31, 2004 and December 31, 2003, respectively. The total costs associated with these programs of $1.9 million and $1.8 million as of March 31, 2004 and March 31, 2003, respectively, are included in other (income) expense, net in the condensed consolidated statements of earnings. On April 15, 2004, the Company amended its domestic agreement to reduce the program to $115 million.

Under the domestic program, certain subsidiaries of the Company sell their receivables to a special purpose entity (SPE) that has been created as a separate legal entity for the purpose of acquiring such receivables and selling an undivided interest therein to agent banks. In accordance with the domestic sale agreement, the agent banks purchase an undivided ownership interest in the accounts receivable owned by the SPE. The amount of such undivided ownership interest will vary based on the level of eligible accounts receivable as defined in the agreement. In addition, the agent banks retain a security interest in all of the receivables owned by the SPE, which was $70.6 million and $43.3 million as of March 31, 2004 and December 31, 2003, respectively. The balance of the unsold receivables owned by the SPE is included in the Company's accounts receivable balance on the condensed consolidated balance sheet. Under the international program, certain foreign subsidiaries of the Company sell eligible accounts receivable directly to agent banks. During the period, the Company had an obligation to service the accounts receivable sold under its domestic and international programs. The Company has treated the transfer of receivables under its domestic and international receivable programs as a sale of accounts receivable.

INVENTORIES

Components of inventories are as follows:
	(Unaudited)
	March 31,	December 31,
(In thousands)	2004	2003
Finished goods	$289,049	$293,846
Work in process	19,945	20,175
Raw materials and supplies	80,776	76,178
	$389,770	$390,199

GOODWILL AND INTANGIBLE ASSETS

The Company's intangible assets (excluding goodwill) are included in other assets on the balance sheet and comprise the following:
	(Unaudited)
(In thousands)	March 31, 2004		December 31, 2003
	Gross Cost	Accumulated Amortization	Gross Cost	Accumulated Amortization
Patents	$62,995	$(20,332)	$60,824	$(18,877)
Trademarks	83,904	(32,493)	83,718	(31,334)
Other	89,033	(39,473)	89,364	(37,444)
	$235,932	$(92,298)	$233,906	$(87,655)

The gross cost of the Company's intangible assets increased $2 million primarily due to the capitalization of fees associated with the renewal of patents, trademarks and registrations, partly offset by unfavorable foreign currency translation.

Amortization expense related to intangible assets amounted to $4.6 million and $3.1 million for the quarter ended March 31, 2004 and March 31, 2003, respectively. Estimated amortization expense as of March 31, 2004 for the next five fiscal years is as follows: $17.4 million (2004), $16.3 million (2005), $16.1 million (2006), $15.9 million (2007) and $15.4 million (2008).

Goodwill by reportable segment is as follows:
	(Unaudited)
	March 31,	December 31,
(In thousands)	2004	2003
Polymer Products
Polymer Additives	$309,781	$310,785
Polymers	17,299	17,299
Polymer Processing Equipment	34,418	34,637
	361,498	362,721
Specialty Products
Crop Protection	55,868	55,886
	$417,366	$418,607

The decrease in goodwill is primarily due to foreign currency translation.

The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units in accordance with FASB Statement No. 142, "Goodwill and Other Intangible Assets" as of July 31. The Company will update its review as of July 31, 2004, or sooner, if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value.

COMMON STOCK

The Company is authorized to issue 500 million shares of $.01 par value common stock. There were 119,152,254 common shares issued at March 31, 2004 and December 31, 2003, of which 4,591,274 and 4,660,158 shares were held as treasury stock at March 31, 2004 and December 31, 2003, respectively.

During the quarter ended March 31, 2004, the Company issued 68,884 treasury shares, primarily pursuant to its compensation programs.

EARNINGS (LOSS) PER COMMON SHARE

The computation of basic earnings (loss) per common share is based on the weighted average number of common shares outstanding. The computation of diluted earnings (loss) per common share is based on the weighted average number of common and common equivalent shares outstanding. The computation of diluted earnings per common share equals the basic earnings per common share for the quarter ended March 31, 2004 because the dilutive stock options and other equivalents were not significant. The computation of diluted earnings (loss) per common share equals the basic earnings (loss) per common share for the quarter ended March 31, 2003 since common stock equivalents of 184,692 were antidilutive.

The following is a reconciliation of the shares used in the computations:
	First quarter ended
(In thousands)	2004	2003
Weighted average common shares outstanding	114,525	114,146
Effect of dilutive stock options and other equivalents	310	-
Weighted average common shares adjusted for dilution	114,835	114,146

COMPREHENSIVE INCOME (LOSS)

An analysis of the Company's comprehensive income (loss) follows:
	First quarter ended
(In thousands)	2004	2003
Net earnings	$60,439	$5,846
Other comprehensive income (loss):
Foreign currency translation adjustments	(15,250)	35,391
Change in fair value of derivatives	3,191	(801)
Other	14	100
Comprehensive income	$48,394	$40,536

The components of accumulated other comprehensive loss at March 31, 2004 and December 31, 2003 are as follows:

	(Unaudited)
	March 31,	December 31,
(In thousands)	2004	2003
Foreign currency translation adjustment	$34,355	$49,605
Minimum pension liability adjustment	(142,753)	(142,753)
Other	(110)	(3,315)
Accumulated other comprehensive loss	$(108,508)	$(96,463)

PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of net periodic benefit cost for the first quarter ended March 31, 2004 and March 31, 2003 are as follows:
	Qualified Domestic Defined Benefit Plans		International and Non-Qualified Defined Benefit Plans		Post-Retirement Health Care Plans
	First quarter ended		First quarter ended		First quarter ended
(In thousands)	2004	2003	2004	2003	2004	2003
Service cost	$2,161	$2,326	$1,918	$1,902	$309	$452
Interest cost	9,750	10,596	3,768	3,498	3,389	3,687
Expected return on plan assets	(13,004)	(13,733)	(1,870)	(1,774)	(612)	(698)
Amortization of unrecognized transition obligation	(2)	(2)	46	56	-	-
Amortization of prior service cost	14	19	208	227	(694)	(701)
Amortization of net (gain) loss	1,389	204	493	137	69	(65)
Curtailments	-	-	5,889	-	-	-
Net periodic benefit cost	$308	$(590)	$10,452	$4,046	$2,461	$2,675

During the first quarter of 2004, the Company recorded a curtailment loss of $5.9 million, which is primarily the result of the Company's former Chairman, President and CEO, and certain other executives electing to retire. The impact of this election will result in lump sum payments of approximately $20 million, of which at least $11 million will be paid in the third quarter of 2004 and the remainder in the fourth quarter of 2004 or early in 2005.

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expects to contribute $4.6 million to its domestic pension plans in 2004, of which $1.5 million was contributed to the plans as of March 31, 2004. The estimated contribution assumes pension funding relief and no other significant changes with regards to demographics, legislation, plan provisions, or actuarial assumption or methods to determine the estimated funding requirements. The Pension Funding Equity Act of 2004 was signed into law on April 10, 2004 and will provide the Company a two-year temporary replacement of the benchmark interest rate for determining funding liabilities and will establish temporary alternative minimum funding requirements for certain underfunded pension plans.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. Through the Act, companies that sponsor retiree health plans that cover prescription drugs are entitled to a federal subsidy beginning in 2006 which is equal to 28% of certain costs paid by both the employee and the Company for prescription drugs. Due to uncertainty regarding the possible accounting treatment, the Company has elected to defer accounting for the effect of the Act. The retiree medical obligations and costs included in the financial statements do not reflect the impact of this legislation. Deferring the recognition of the new Medicare provisions' impact is permitted by FASB Staff Position 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," due to open questions about some of the new Medicare provisions and a lack of authoritative guidance about certain matters.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company's activities expose its earnings, cash flows and financial position to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. The Company maintains a risk-management strategy that uses derivative instruments as needed to mitigate risk against foreign currency movements and to manage interest rate volatility and commodity price volatility. In accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and FASB Statement No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities," the Company recognizes in earnings changes in the fair value of all derivatives designated as fair value hedging instruments that are highly effective and recognizes in accumulated other comprehensive loss (AOCL) changes in the fair value of all derivatives designated as cash flow hedging instruments that are highly effective. The Company does not enter into derivative instruments for trading or speculative purposes.

The Company uses price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases. These contracts are designated as hedges of a portion of the Company's forecasted natural gas purchases for a rolling two-year period. These contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments were based. The differential paid or received as natural gas prices change is recognized as an adjustment to cost of products sold.

The Company used interest rate swap contracts, which expired in July 2003 concurrent with the maturity of the underlying debt securities, as cash flow hedges to convert its Euro denominated variable rate debt to fixed rate debt. Each interest rate swap contract was designated with the principal balance and the term of the specific debt obligation. These contracts involved the exchange of interest payments over the life of the contract without an exchange of the notional amount upon which the payments were based. The differential paid or received as interest rates changed was recognized as an adjustment to interest expense.

The Company also had equity option contracts covering 3.2 million shares of the Company's common stock to hedge the expense variability associated with its obligations under its long-term incentive plans (LTIP). In February 2003, the Company settled its existing equity option contracts for $35.1 million, of which $33.8 million had been included in accrued expenses at December 31, 2002, and entered into a new equity option contract. The new contract consisted of a sold put option contract with a strike price of $5.66 and a purchased call option contract with a strike price of $5.75. The Company had designated a portion of the equity option contract as a cash flow hedge of the risk associated with the unvested, unpaid awards under its LTIP. Changes in market value related to the portion of the option contract designated and effective as a hedge were recorded as a component of AOCL. The amount included in AOCL was subject to changes in the stock price and was being amortized ratably to SG&A over the remaining service periods of the hedged LTIP. Changes in market value related to the remaining portion of the option contract were recognized in SG&A. During the second quarter of 2003, the Company determined that one of its LTIP programs was not achievable and accordingly amortized $3 million from AOCL to SG&A, which represented the unamortized balance of the deferred loss on the portion of the option contract that related to this plan. On May 11, 2003, the option contract expired and resulted in a favorable net cash settlement of $3.7 million. As of June 30, 2003, all of the deferred losses relating to these contracts had been amortized to SG&A.

The following table summarizes the (gains)/losses resulting from changes in the market value of the Company's fair value and cash flow hedging instruments and the amortization of (gains)/losses related to certain cash flow hedges for the quarter ended March 31, 2004 and March 31, 2003.
	First quarter ended
(In thousands)	2004	2003
Fair value hedges (in other (income) expense, net)	$-	$(77)

Cash flow hedges (in AOCL):
Balance at beginning of period	$-	$2,838
Price swap contracts	(3,191)	-
Interest rate swap contracts	-	(224)
Equity option contracts-change in market value	-	2,323
Equity option contracts-amortization to SG&A	-	(1,298)
Balance at end of period	$(3,191)	$3,639

ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, the Company adopted the provisions of FASB Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 requires companies to record a liability for asset retirement obligations in the period in which a legal obligation is created. Such liabilities are recorded at fair value, with an offsetting increase to the carrying value of the related long-lived assets. In future periods, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Companies are also required to adjust the liability for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. Upon retirement of the long-lived asset, the Company either settles the obligation for its recorded amount or incurs a gain or loss. As a result of the implementation of this Statement, the Company recorded an after-tax charge of $0.4 million ($0.7 million pre-tax) as a cumulative effect of accounting change. The Company's asset retirement obligations are primarily the result of the legal obligation to remove leasehold improvements upon termination of leases at several of its facilities. Such obligations have been recorded at fair value, which the Company estimated by discounting projected cash flows using a rate of 8.5%. The depreciation and accretion expenses recorded for the quarters ended March 31, 2004 and March 31, 2003 were not significant.

ANTITRUST INVESTIGATION AND RELATED MATTERS

On March 15, 2004, the Company reached agreements to resolve, subject to court approval in the applicable jurisdictions, criminal antitrust investigations by the United States Department of Justice ("DOJ") and by the Commissioner of Competition and the Attorney General of Canada (the "Attorney General") with respect to rubber chemicals. The Company entered into a plea agreement with the United States of America with respect to a criminal antitrust investigation of the Company by the DOJ pursuant to which the DOJ and the Company will jointly recommend that the U.S. court impose a sentence requiring the Company to pay a fine of $50 million, payable in six annual installments, without interest, beginning in 2004. The Company also reached agreement with the Commissioner of Competition and the Attorney General on March 15, 2004, regarding a criminal antitrust investigation of the Company pursuant to which the Attorney General and the Company will jointly recommend that the Canadian court impose a sentence requiring the Company to pay a fine of $9 million Canadian (U.S. $7 million), payable in six annual installments, without interest, beginning in 2004.

The Company recorded pre-tax charges of $45.2 million in its consolidated statements of operations at December 31, 2003 to reserve for the payment of the U.S. and Canadian fines. Expected cash payments for U.S. and Canadian fines total $2.3 million in 2004; $2.3 million in 2005; $6.5 million in 2006; $11.2 million in 2007; $16.2 million in 2008; and $18.5 million in 2009.

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

The Company and certain of its subsidiaries, together with other companies, are defendants in certain federal direct purchaser and state direct and indirect purchaser class action lawsuits principally alleging that the defendants conspired to fix, raise, maintain or stabilize prices for rubber chemicals, EPDM, plastic additives, including impact modifiers and processing aids, nitrile rubber and urethanes and urethane chemicals in violation of federal and state law. The Company and certain of its officers and directors are also defendants in federal securities class action lawsuits principally alleging that the defendants caused the Company's shares to trade at artificially inflated levels through the issuance of false and misleading financial statements in violation of federal securities laws by inflating profits as a result of engaging in an illegal price fixing conspiracy with respect to rubber chemicals. In addition, the Company and its board of directors are defendants in a shareholder derivative lawsuit principally alleging that the directors breached their fiduciary duties by causing the Company's shares to trade at artificially inflated levels through the issuance of false and misleading financial statements by inflating profits as a result of engaging in an illegal price fixing conspiracy with respect to rubber chemicals. These federal and state actions are in early procedural stages of litigation and, accordingly, the Company cannot predict their outcome. The Company and its defendant subsidiaries believe that they have substantial defenses to these actions and intend to defend vigorously all such actions.

During the first quarter of 2004, the Company incurred pre-tax antitrust costs of $4.1 million primarily for legal costs associated with antitrust investigations and related civil lawsuits. The Company expects to continue to incur substantial costs until all antitrust investigations are concluded and civil claims are resolved.

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

BUSINESS SEGMENT DATA

The Company evaluates a segment's performance based on several factors, of which the primary factor is operating profit (loss). In computing operating profit (loss) by segment, the following items have not been deducted: (1) general corporate expense; (2) amortization; (3) unabsorbed overhead expense from discontinued operations; (4) facility closures, severance and related costs; and (5) antitrust costs. These items have been excluded from the Company's presentation of segment operating profit (loss) because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance.

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis, including amortization expense. These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses related to executives and corporate managers. Unabsorbed overhead expense from discontinued operations represents corporate costs that were previously allocated to the OrganoSilicones business unit (sold July 31, 2003). Facility closures, severance and related costs are costs related to the Company's cost reduction initiatives that began in 2001 and 2003 and the relocation of the corporate headquarters that began in 2002. The antitrust costs are primarily for fines and legal costs associated with antitrust investigations and related civil lawsuits.

The GE Specialty Chemicals business that was acquired on July 31, 2003 has been added to the plastic additives business unit included in the Polymer Additives reporting segment.
(In thousands)	First quarter ended
	2004	2003
Net Sales
Polymer Products
Polymer Additives	$363,343	$301,574
Polymers	81,212	68,183
Polymer Processing Equipment	38,428	41,108
Eliminations	(3,948)	(3,653)
	479,035	407,212
Specialty Products
Crop Protection	76,474	60,380
Refined Products	68,838	64,380
	145,312	124,760
Total Net Sales	$624,347	$531,972

(In thousands)	First quarter ended
	2004	2003
Operating Profit (Loss)
Polymer Products
Polymer Additives	$8,948	$13,513
Polymers	10,195	9,274
Polymer Processing Equipment	(1,764)	1,078
	17,379	23,865
Specialty Products
Crop Protection	28,441	19,651
Refined Products	(2,180)	448
	26,261	20,099

General corporate expense, including amortization	(21,098)	(15,209)
Unabsorbed overhead expense from discontinued
operations	-	(2,649)
Facility closures, severance and related costs	(2,411)	(819)
Antitrust costs	(4,053)	(8,489)
Total Operating Profit	$16,078	$16,798

Independent Accountants' Review Report

The Board of Directors and Stockholders
Crompton Corporation:

We have reviewed the condensed consolidated balance sheet of Crompton Corporation and subsidiaries (the Company) as of March 31, 2004, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 2004 and 2003. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Crompton Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 30, 2004, except as to the "Antitrust Investigations and Related Matters" note, which is as of March 15, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in the Asset Retirement Obligations note to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, "Asset Retirement Obligations" on January 1, 2003.

/s/ KPMG LLP

KPMG LLP
Stamford, Connecticut
April 26, 2004

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The Company is a global producer of specialty chemicals and polymer products and equipment. The Company has approximately 5,400 employees worldwide and sells its products in more than 120 countries. The Company is headquartered in Middlebury, Connecticut. The Company operates in various markets, including automotive, construction, agriculture, packaging and industrial rubber. Each of these markets is impacted by a number of economic and other factors.

First quarter sales of $624.3 million were 17% above the prior year with 8% attributable to the acquisition of the GE Specialty Chemicals business on July 31, 2003, 4% due to improved unit volume, 4% due to the favorable impact of foreign currency translation, and 1% due to improved selling prices.

The primary economic factors that influence the Company's operations and sales are industrial production, capacity utilization, residential and commercial construction, auto production and resin production. In addition, the Company's crop protection business is influenced by worldwide weather conditions and its polymer processing equipment business is influenced by capital spending cycles. The Company also monitors the Gross National Product for key foreign economies. During the first quarter of 2004, the Company continued to experience an increase in unit sales volume across most business units due in part to continued improvement in the worldwide economic markets in which the Company participates.

Other major factors affecting the Company's financial performance include raw material and energy costs, selling prices and the impact of changes in foreign exchange rates. The Company continued to experience an increase in raw material and energy costs during the first quarter of 2004. The Company realized a 1% increase in selling prices for the quarter as a result of the successful implementation of selective price increases, reversing the negative trend of the last three years. The Company continues to implement selective price increases wherever possible to mitigate the impact of higher raw material and energy costs. Although foreign exchange rates had a favorable impact on first quarter 2004 sales, the Company realized a slightly negative impact on earnings primarily as a result of selling European manufactured products at dollar denominated prices in Asia, Latin America and the United States.

In response to the impact of the above-mentioned external factors, the Company has undertaken various cost reduction initiatives over the past several years and continues to aggressively pursue cost reductions to mitigate the impact of these factors. The latest initiative was announced in July of 2003 and is expected to yield $40 million of annual pre-tax cost savings in 2004. An important component of the Company's cost reduction efforts is its continued expansion of its Six Sigma programs. During the first quarter of 2004, the Company realized approximately $11.5 million of cost reduction benefits from its 2003 initiative and approximately $2.3 million of cost savings from the relocation of its corporate headquarters.

First quarter 2004 operating profit as compared to the first quarter of 2003 reflected a favorable impact from increased unit volume ($9.5 million), increased selling prices ($4.7 million) and further cost savings ($13.8 million), which more than offset $19.8 million of additional raw material and energy costs.

On March 15, 2004, the Company reached agreements to resolve, subject to court approval in the applicable jurisdictions, criminal antitrust investigations by the United States Department of Justice ("DOJ") and by the Commissioner of Competition and the Attorney General of Canada (the "Attorney General") with respect to rubber chemicals. The Company entered into a plea agreement with the United States of America with respect to a criminal antitrust investigation of the Company by the DOJ pursuant to which the DOJ and the Company will jointly recommend that the U.S. court impose a sentence requiring the Company to pay a fine of $50 million, payable in six annual installments, without interest, beginning in 2004. The Company also reached agreement with the Commissioner of Competition and the Attorney General on March 15, 2004, regarding a criminal antitrust investigation of the Company pursuant to which the Attorney General and the Company will jointly recommend that the Canadian court impose a sentence requiring the Company to pay a fine of $9 million Canadian (U.S. $7 million), payable in six annual installments, without interest, beginning in 2004.

The Company recorded pre-tax charges of $45.2 million in its consolidated statements of operations at December 31, 2003 to reserve for the payment of the U.S. and Canadian fines. Expected cash payments for U.S. and Canadian fines total $2.3 million in 2004; $2.3 million in 2005; $6.5 million in 2006; $11.2 million in 2007; $16.2 million in 2008; and $18.5 million in 2009.

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

The Company and certain of its subsidiaries, together with other companies, are defendants in certain federal direct purchaser and state direct and indirect purchaser class action lawsuits principally alleging that the defendants conspired to fix, raise, maintain or stabilize prices for rubber chemicals, EPDM, plastic additives, including impact modifiers and processing aids, nitrile rubber and urethanes and urethane chemicals in violation of federal and state law. The Company and certain of its officers and directors are also defendants in federal securities class action lawsuits principally alleging that the defendants caused the Company's shares to trade at artificially inflated levels through the issuance of false and misleading financial statements in violation of federal securities laws by inflating profits as a result of engaging in an illegal price fixing conspiracy with respect to rubber chemicals. In addition, the Company and its board of directors are defendants in a shareholder derivative lawsuit principally alleging that the directors breached their fiduciary duties by causing the Company's shares to trade at artificially inflated levels through the issuance of false and misleading financial statements by inflating profits as a result of engaging in an illegal price fixing conspiracy with respect to rubber chemicals. These federal and state actions are in early procedural stages of litigation and, accordingly, the Company cannot predict their outcome. The Company and its defendant subsidiaries believe that they have substantial defenses to these actions and intend to defend vigorously all such actions.

During the first quarter of 2004, the Company incurred pre-tax antitrust costs of $4.1 million primarily for legal costs associated with antitrust investigations and related civil lawsuits. The Company expects to continue to incur substantial costs until all antitrust investigations are concluded and civil claims are resolved.

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

During the first quarter, the Company continued to promote its business ethics and compliance program through company-wide training and awareness initiatives targeted to reach all employees in the Company. The goals of the Company's compliance program are to ensure that employees comply with all legal requirements in the jurisdictions where the Company conducts business and to ensure that all employees perform their duties in accordance with the Company's Code of Business Conduct.

During the first quarter, the Company made further progress in reducing debt and improving its capital structure and financial flexibility through the divestiture of the Company's 50 percent interest in the Gustafson seed treatment joint venture. On March 22, 2004, the Company entered into an agreement with Bayer CropScience LP in the U.S. and Bayer CropScience Inc. in Canada to sell its 50 percent interest in the Gustafson seed treatment joint venture for $124 million, of which $2 million is contingent upon transfer of a certain license agreement. In addition, the Company will receive a deferred dividend of approximately $4.7 million in the fourth quarter of 2004. The transaction closed on March 31, 2004 and resulted in a pre-tax gain of $90.9 million.

The Company's domestic credit facility expires in October 2004. In addition, during the first quarter of 2004, the Company reclassified the carrying value of its $350 million of 8.5% notes to current portion of long-term debt on its condensed consolidated balance sheet due to the scheduled maturity of the notes in March 2005. The Company is in the process of negotiating a new credit facility and reviewing its refinancing alternatives with several leading financial institutions. The Company expects to obtain new financing over the coming months that will provide flexibility to cover its future obligations and operating needs. The Company will also finance its short-term operations with future cash flows provided by operations, minimum earn-out proceeds to be received from GE related to the sale of the OrganoSilicones business, its existing credit facilities and its accounts receivable securitization programs.

The Company's management is working diligently to ensure the Company's resources are appropriately allocated and that its strategies are sound and well executed. The main goals of management are to improve business unit operating performance and profitability, strengthen flexibility through debt reduction, improve the Company's pricing discipline to offset cost increases, resolve pending legal issues and continue to reduce costs through cost reduction programs, including Six Sigma applications.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a five-year credit facility of $300 million, which matures in October 2004. Borrowings under this agreement amounted to $7.6 million at March 31, 2004. During the first quarter of 2004, the Company reclassified the carrying value of its outstanding $350 million of 8.5% notes to short-term due to a scheduled maturity date of March 2005. As a result, the Company has a working capital deficit of $143.9 million. The Company does not anticipate that its operating cash flows will be sufficient over the next twelve months to fund the $350 million of 8.5% notes due in March 2005. The Company is in the process of negotiating a new credit facility and reviewing its refinancing alternatives with several leading financial institutions and expects to obtain new financing over the coming months to cover its future debt maturities and other operating requirements.

On March 22, 2004, the Company entered into an agreement with Bayer CropScience LP in the U.S. and Bayer CropScience Inc. in Canada to sell its 50 percent interest in the Gustafson seed treatment joint venture for $124 million, of which $2 million is contingent upon transfer of a certain license agreement. In addition, the Company will receive a deferred dividend of approximately $4.7 million by the end of 2004. The transaction closed on March 31, 2004 and resulted in a pre-tax gain of $90.9 million.

On July 31, 2003, the Company sold its OrganoSilicones business unit to a division of General Electric Company (GE) and acquired GE's Specialty Chemicals business. As a result of the transaction, the Company will continue to receive quarterly earn-out payments through September of 2006 based on the combined performance of GE's existing Silicones business and the OrganoSilicones business that GE acquired from the Company. The total of such earn-out payments will be a minimum of $105 million and a maximum of $250 million, of which the Company will receive a minimum of $35 million in 2004. The Company received $8.75 million of earn-out payments for the quarter ended March 31, 2004. Based on audited results reported by GE, the Company did not receive any additional earn-out payments in the first quarter of 2004 related to the combined performance of GE's existing Silicones business and the OrganoSilicones business that GE acquired from the Company for the fourth quarter of 2003. In addition, results reported by GE for the first quarter of 2004 will not result in any payment in excess of the minimum earn-out payment in the second quarter of 2004.

Net Cash Used In Operations
Net cash used in operations of $62.3 million decreased $114.8 million from $52.5 million of net cash provided by operations in the first quarter of 2003. Key factors that contributed to this decrease were related to changes in certain working capital accounts, of which the most significant changes are summarized below:
Favorable (unfavorable) - in thousands	First quarter ended
	2004	2003	Change
Accounts receivable	$(42,642)	$(23,259)	$(19,383)
Accounts receivable - securitization	(20,333)	8,126	(28,459)
Inventories	(4,475)	(5,864)	1,389
Accounts payable	(1,807)	41,969	(43,776)

The first quarter of 2003 reflected a $42.0 million increase in accounts payable, which was primarily due to the timing of vendor payments in the first quarter of 2003. The $42.6 million increase in accounts receivable in the first quarter of 2004 is primarily a result of higher sales. The reduction in accounts receivable securitization in the first quarter will likely reverse in the coming quarters. Despite an increase in sales and higher raw material prices, the Company was able to limit the increase in inventory to $4.5 million in the first quarter of 2004.

The March 31, 2004 working capital balance decreased $253.1 million from the year-end 2003 balance of $109.2 million, and the current ratio decreased to 0.9 from 1.2. The decreases in working capital and the current ratio were primarily due to the reclassification of the carrying value of the Company's $350 million of 8.5% notes to short-term due to a scheduled maturity date of March 2005, partially offset by an increase in accounts receivable and payments on the domestic credit facility. Average days sales in receivables increased to 35 days for the first three months of 2004, versus 25 days for the first three months of 2003. Excluding the accounts receivable securitization programs, average days sales in receivables decreased to 62 days for the first three months of 2004, versus 64 days for the first three months of 2003. Average inventory turnover increased to 4.8 for the first three months of 2004, compared to 4.2 for the same period of 2003.

In addition, the Company had an accounts receivable securitization program to sell up to $150 million of domestic accounts receivable to agent banks. As of March 31, 2004, $101 million of accounts receivable had been sold under this program. In addition, the Company's European subsidiaries have a separate program to sell their eligible accounts receivable to agent banks. As of March 31, 2004, $78.1 million of international accounts receivable had been sold under these programs. On April 15, 2004, the Company amended its domestic agreement to reduce the program to $115 million.

Other Sources And Uses of Cash

Net cash provided by investing activities was $113.3 million, which included net proceeds from the sale of the Company's 50 percent interest in the Gustafson seed treatment joint venture of $121.6 million and net earn-out proceeds from the sale of the OrganoSilicones business of $7.9 million, partially offset by capital expenditures of $16.6 million. Net cash used in financing activities was $54.2 million, which included net payments on indebtedness of $48.7 million and dividends paid of $5.7 million.

The Company's debt to total book capital decreased to 69% as of March 31, 2004 from 73% at year-end 2003. The decrease is due to a reduction in debt and an increase in stockholders' equity. The decrease in debt and the increase in stockholders' equity were primarily due to the sale of the Company's 50 percent interest in the Gustafson seed treatment joint venture.

Capital expenditures for the first three months of 2004 amounted to $16.6 million as compared to $14.6 million during the same period of 2003. Capital expenditures for the first three months of 2003 included $13.4 million from continuing operations and $1.2 million from discontinued operations. The increase in capital expenditures from continuing operations is primarily due to the inclusion of GE Specialty Chemicals in 2004 and timing with respect to certain capital spending projects. The Company estimates that its capital expenditures for 2004 will approximate $90 million to $100 million, primarily for the Company's replacement needs and improvement of domestic and foreign facilities.

During the first quarter of 2004, the Company recorded a curtailment loss of $5.9 million, which is primarily the result of the Company's former Chairman, President and CEO, and certain other executives electing to retire. The impact of this election will result in lump sum payments of approximately $20 million, of which at least $11 million will be paid in the third quarter of 2004 and the remainder in the fourth quarter of 2004 or early in 2005.

Bank Covenants And Guarantees

The Company's five-year credit facility of $300 million matures in October 2004. Borrowings on this facility are at various rate options to be determined on the date of borrowing. Borrowings under this agreement amounted to $7.6 million at March 31, 2004 and carried an interest rate of 5%. The Company is required to report compliance with certain financial covenants to its lenders on a quarterly basis. Under the covenants, the Company is required to maintain a leverage ratio (adjusted total debt to adjusted earnings before interest, taxes, depreciation and amortization ("Bank EBITDA"), with the adjustments to both debt and earnings being made in accordance with the terms of the revolving credit facility agreement) and an interest coverage ratio (Bank EBITDA to interest expense). The Company also provides a security interest in certain domestic personal property not to exceed 10% of consolidated net tangible assets. The Company was in compliance with the financial covenants of its credit facility at March 31, 2004. The Company's five-year credit facility and the amendments thereto have been filed as exhibits to the Company's filings with the Securities and Exchange Commission.

The Company has standby letters of credit and guarantees with various financial institutions. At March 31, 2004, the Company had $59 million of outstanding letters of credit and guarantees primarily related to its environmental remediation liabilities, insurance obligations, a potential foreign tax exposure and a customer guarantee.

Cost Reduction Programs

In July 2003, the Company announced a new cost reduction program to further eliminate overhead expenses. In October 2003, the Company announced that this cost reduction program would result in approximately $40 million of annual pre-tax cost savings in 2004, of which approximately $18 million will be in cost of products sold, $18 million in selling, general and administrative expenses (SG&A) and $4 million in research and development (R&D). In order to achieve its goal, the Company will reduce its global workforce by approximately 375 positions, of which approximately 320 positions had been eliminated as of March 31, 2004. For the first quarter of 2004, the Company realized approximately $11.5 million of these savings, of which approximately $7.2 million was in cost of products sold, $3.3 million in SG&A and $1 million in R&D. All cost savings, both estimated and actual, are reported net of any increased expenses or the impact of reduced revenues. This workforce reduction will result in cash related charges expected to range from $15 to $18 million, of which $14 million of facility closures, severance and related costs were recorded in 2003 and $0.1 million were recorded in the first quarter of 2004. These charges were primarily for severance and related costs. The remaining reserve balance at March 31, 2004 was $7.3 million. The majority of the severance payments will be made in 2004.

For the first three months of 2004, as a result of the Company's cost reduction initiative that began in 2001 and the relocation of the corporate headquarters that began in 2002, the Company recorded a charge for facility closures, severance and related costs of $0.2 million. This charge is primarily for severance costs related to the relocation of the corporate headquarters. The Company does not expect future costs related to these initiatives to be significant. The Company expects to realize cost savings of approximately $5 million by the end of 2004, primarily in SG&A, as a result of the relocation of its corporate headquarters. For the first three months of 2004, the Company realized approximately $2.3 million of these savings. All cost savings, both estimated and actual, are reported net of any increased expenses or the impact of reduced revenues. As of

March 31, 2004, the Company had accruals of $7.2 million for severance and related costs and $3.5 million for other facility closure costs. The Company expects future cash payments against these accruals to approximate $8.4 million for the remainder of 2004, $1.4 million in 2005 and $0.9 million thereafter.

In addition, during the first quarter of 2004, the Company completed the sale of its manufacturing facility in Freeport, Grand Bahama Island, which resulted in facility closure costs of $2.1 million primarily for asset write-offs.
RESULTS OF OPERATIONS (In thousands, except per share data)	First quarter ended
	2004	2003
Net Sales
Polymer Products
Polymer Additives	$363,343	$301,574
Polymers	81,212	68,183
Polymer Processing Equipment	38,428	41,108
Eliminations	(3,948)	(3,653)
	479,035	407,212
Specialty Products
Crop Protection	76,474	60,380
Refined Products	68,838	64,380
	145,312	124,760
Total Net Sales	$624,347	$531,972

Operating Profit (Loss)
Polymer Products
Polymer Additives	$8,948	$13,513
Polymers	10,195	9,274
Polymer Processing Equipment	(1,764)	1,078
	17,379	23,865
Specialty Products
Crop Protection	28,441	19,651
Refined Products	(2,180)	448
	26,261	20,099

General corporate expense, including amortization	(21,098)	(15,209)
Unabsorbed overhead expense from discontinued
operations	-	(2,649)
Facility closures, severance and related costs	(2,411)	(819)
Antitrust costs	(4,053)	(8,489)
Total Operating Profit	16,078	16,798
Interest expense	17,925	26,715
Other (income) expense, net	(92,501)	213

Earnings (loss) from continuing operations before income
taxes and cumulative effect of accounting change	90,654	(10,130)
Income tax expense (benefit)	30,215	(3,412)
Earnings (loss) from continuing operations before
cumulative effect of accounting change	60,439	(6,718)
Earnings from discontinued operations	-	12,965
Cumulative effect of accounting change	-	(401)
Net Earnings	$60,439	$5,846

(In thousands, except per share data)	First quarter ended
	2004	2003

Basic and Diluted Earnings (Loss) Per Common Share
Earnings (loss) from continuing operations before
cumulative effect of accounting change	$0.53	$(0.06)
Earnings from discontinued operations	-	0.11
Cumulative effect of accounting change	-	-
Net Earnings Per Common Share	$0.53	$0.05

FIRST QUARTER RESULTS

Overview

Consolidated net sales of $624.3 million for the first quarter of 2004 increased 17% from $532 million for the comparable period of 2003. The increase was a result of sales attributable to the acquisition of the GE Specialty Chemicals business on July 31, 2003 of 8%, favorable foreign currency translation of 4%, improved unit volume of 4% and improved selling prices of 1%. International sales, including U.S. exports, were 51% of total sales, up slightly from 50% for the first quarter of 2003. The increase was primarily due the strengthening of the Euro versus the U.S. dollar and increased sales in the Asia/Pacific region. For further discussion of sales, see the following discussion of segment results.

Net earnings for the first quarter of 2004 were $60.4 million, or $0.53 per share, as compared to net earnings of $5.8 million, or $0.05 per share, for the first quarter of 2003. Earnings from continuing operations for the first quarter of 2004 included pre-tax divestment gains of $94.6 million (included in other (income) expense, net) primarily from the sale of the Company's 50 percent interest in the Gustafson seed treatment joint venture and pre-tax charges for supplemental executive retirement costs of $5.9 million, antitrust costs of $4.1 million and facility closures, severance and related costs of $2.4 million. Net earnings for 2003 included earnings from discontinued operations of $13 million, or $0.11 per share, and a cumulative effect of accounting change of $0.4 million, related to the implementation of FASB Statement No. 143, "Accounting for Asset Retirement Obligations." The loss from continuing operations for the first quarter of 2003 was $6.7 million, or $0.06 per share, which included pre-tax charges for antitrust costs of $8.5 million and facility closures, severance and related costs of $0.8 million. The first quarter loss from continuing operations for 2003 also included pre-tax overhead expenses previously absorbed by the OrganoSilicones business unit of $2.6 million.

Gross profit as a percentage of sales was 24.4% for the first quarter of 2004 as compared to 27.6% for the comparable period of 2003. Gross profit increased by $5.1 million mainly due to the impact of increased unit sales volume and mix of $9.5 million, savings attributable to cost reduction initiatives of $7.2 million and the gross profit from the newly acquired GE Specialty Chemicals business of $6.6 million, partially offset by higher raw material and energy costs of $19.8 million. The increased unit volume was most evident in the crop protection and polymers segments. The polymer additives segment was the main contributor to the cost savings, while the reporting segments that were most adversely affected by increased raw material and energy costs were polymer additives, refined products and polymers.

In addition to reporting depreciation and amortization on a separate line in the statement of operations, the gross profit of the Company may not be comparable to those of other entities since certain companies include shipping costs in cost of products sold, while other companies, including Crompton Corporation, include such expenses in selling, general and administrative expenses. The amounts of such costs included in selling, general and administrative expenses by the Company were $22.4 million and $18.4 million for the first quarters of 2004 and 2003, respectively.

Selling, general and administrative expenses of $96.5 million increased $9.2 million versus the first quarter of 2003. The increase was primarily due to supplemental executive retirement costs of $5.9 million related to the retirement of certain executives, unfavorable foreign currency translation of $4.1 million and expenses associated with the newly acquired GE Specialty Chemicals business of $3.6 million, partially offset by savings attributable to the 2003 cost reduction program of $5.6 million that were mainly attributable to the polymer additives segment. Depreciation and amortization of $30.9 million increased $3.7 million primarily due to depreciation and amortization expense associated with the newly acquired GE Specialty Chemicals business of $2.6 million and unfavorable foreign currency translation of $1.3 million. Research and development costs of $11.8 million decreased by $0.3 million. Equity income increased $4.0 million to $9.6 million mainly due to increased earnings associated with the Gustafson seed treatment joint venture included in the crop protection segment.

Facility closures, severance and related costs were $2.4 million as compared to $0.8 million in the first quarter of 2003. The 2004 costs were primarily for the write-off of fixed assets resulting from the sale of the Freeport, Grand Bahama Island facility. The 2003 costs were primarily for severance costs and were the result of the cost reduction initiative that began in 2001 and the corporate relocation announced in 2002.

The Company incurred antitrust costs of $4.1 million as compared to $8.5 million during the first quarter of 2003. Such costs were primarily for legal costs associated with antitrust investigations and related civil lawsuits.

Operating profit of $16.1 million for the first quarter of 2004 declined $0.7 million compared to the first quarter of 2003. The decrease was primarily due to higher selling, general and administrative expenses of $9.2 million, increased depreciation and amortization of $3.7 million and higher facility closures, severance and related costs of $1.6 million, partially offset by higher gross profit of $5.1 million, lower antitrust costs of $4.4 million and increased equity income of $4.0 million.

Polymer Products

Polymer additives sales of $363.3 million increased 20% from the prior year, of which 15% was due to the acquisition of GE's Specialty Chemicals business on July 31, 2003 and the balance attributable to favorable foreign currency translation of 4% and increased selling prices of 1%. Plastic additives sales rose 33% mainly as a result of the Specialty Chemicals business acquisition, favorable foreign currency translation and higher selling prices. Rubber additives sales were up 2% due primarily to higher unit volume and favorable foreign currency translation, offset in part by lower selling prices. Urethane additives sales increased 6% mainly as a result of favorable foreign currency translation. Petroleum additives sales were up 10% due mainly to higher selling prices, increased unit volume and favorable foreign currency translation. Operating profit of $8.9 million was down 34% from the first quarter of 2003 mainly as a result of higher raw material and energy costs offset in part by savings from cost reduction initiatives and higher selling prices.

Polymers sales of $81.2 million rose 19% from the prior year due to higher unit volume of 16% and favorable foreign currency translation of 3%. EPDM sales increased 27% mainly as a result of higher unit volume. Urethanes sales were up 11% due primarily to higher unit volume and favorable foreign currency translation. Operating profit of $10.2 million was up 10% from the prior year due mainly to increased unit volume and the impact of cost saving initiatives, offset in part by higher raw material and energy costs.

Polymer processing equipment sales of $38.4 million were down 7% from the prior year due primarily to lower unit volume as unfavorable selling prices of 3% offset an equal amount of favorable foreign currency translation. The operating loss of $1.8 million was unfavorable versus the prior year by $2.8 million mainly as a result of lower pricing and reduced unit volume. The backlog at the end of March 2004 of $72 million was up $10 million from December 31, 2003.

Specialty Products

Crop protection sales of $76.5 million increased 27% from the first quarter of 2003 due to higher unit volume of 19%, favorable foreign currency translation of 6% and increased selling prices of 2%. Operating profit of $28.4 million increased 45% from the prior year due primarily to higher unit volume, increased joint venture equity income of $4.1 million and improved pricing, offset in part by an unfavorable foreign currency impact.

Refined products sales of $68.8 million were up 7% from the prior year due to favorable foreign currency translation of 3% and increases of 2% in both unit volume and selling prices. The operating loss of $2.2 million was unfavorable by $2.6 million versus the prior year as higher raw material and energy costs more than offset increased selling prices.

General Corporate and Unabsorbed Overhead Expenses

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis. These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses related to executives and corporate managers. General corporate expense also includes all amortization expense. General corporate expense of $21.1 million increased $5.9 million from the first quarter of 2003. This increase was primarily due to supplemental executive retirement costs recorded during the first quarter of 2004.

Unabsorbed overhead expense from discontinued operations of $2.6 million in 2003 represents general overhead costs that were previously absorbed by the OrganoSilicones business unit.

Other

Interest expense decreased 32.9% primarily due to the repurchase of $250 million of the Company's 8.5% notes and the repayment of the balance of its EURIBOR based bank loans during the third quarter of 2003.

Other income, net, of $92.5 million for the first quarter of 2004 increased $92.7 million from the comparable period of 2003. The increase was primarily the result of divestment gains of $94.6 million, which includes the $90.9 million gain on the sale of the Company's 50% interest in the Gustafson seed treatment joint venture and a $3.6 million gain on the completion of the sale of the assets of the Company's Brooklyn, New York facility in March 2004. The proceeds from the Brooklyn transaction were received in December 2000 and recognition of the gain on the sale was deferred pending resolution of certain issues that were finalized in March 2004.

The effective income tax rate of 33% for the first quarter of 2004 compared to an effective income tax benefit rate of 34% from the comparable quarter of 2003 primarily due to differences in the relative mix of earnings and losses among the jurisdictions in which the Company operates.

Discontinued Operations

Earnings from discontinued operations for the first quarter of 2003 were $13 million (net of income taxes of $4.4 million). Earnings from discontinued operations do not include any allocation of general overhead expenses.

ANTITRUST INVESTIGATION COSTS AND RELATED MATTERS

Antitrust Investigations

On March 15, 2004, the Company entered into a plea agreement with the United States of America with respect to a criminal antitrust investigation of the Company by the Department of Justice (the "DOJ"). Under the terms of the agreement, the Company agreed to plead guilty to a one-count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States during the period 1995 to 2001. The DOJ and the Company will jointly recommend that the court impose a sentence requiring the Company to pay a fine of $50 million, payable in six annual installments, without interest, beginning in 2004. If the court accepts the joint recommendation at a hearing expected to occur during the second quarter of 2004, the DOJ's investigation of the Company with respect to rubber chemicals will be resolved.

The Company also reached agreement with the Commissioner of Competition and the Attorney General (the "Attorney General") of Canada on March 15, 2004, regarding a criminal antitrust investigation of the Company. The Company has agreed to plead guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Attorney General and the Company will jointly recommend that the court impose a sentence requiring the Company to pay a fine of $9 million Canadian (U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. If the court accepts the joint recommendation at a hearing expected to occur during the second quarter of 2004, the Canadian investigation of the Company with respect to rubber chemicals will be resolved.

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

23

In addition, the Company has completed its internal investigation of the Company's business and products to determine compliance with applicable antitrust law and with the Company's antitrust guidelines and policies. During the course of the Company's internal investigation, the Company has strengthened its training and compliance programs and has taken certain actions with respect to certain employees, including termination of employment and other disciplinary actions.

The Company does not expect the previously described resolution of the rubber chemicals investigations by the U.S. and Canada to have a material adverse effect on its consolidated financial position and cash flow. However, the resolution of any other possible antitrust violations against the Company and certain of its subsidiaries and the resolution of any civil claims now pending or hereafter asserted against them may have a material adverse effect on the Company's financial condition, results of operations, cash flows and prospects. No assurances can be given regarding the outcome or timing of these matters.

The Company's antitrust costs decreased from $6.3 million (pre-tax) during the immediately prior fiscal quarter ended December 31, 2003 to $4.1 million (pre-tax) for the fiscal quarter ended March 31, 2004. The Company expects to continue to incur substantial costs until all antitrust investigations are concluded and civil claims are resolved.

Civil Lawsuits

Federal Antitrust Class Actions.
The Company, individually or together with certain of its subsidiaries and other companies, is a defendant in certain direct purchaser class action lawsuits filed in federal courts during the period from late March 2003 through mid-April 2004 involving the sale of rubber chemicals, EPDM, plastic additives (including heat stabilizers, impact modifiers and processing aids), nitrile rubber and urethanes and urethane chemicals.

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

With respect to urethanes and urethane chemicals, the Company, its subsidiary Uniroyal and other companies are defendants in twelve class action lawsuits filed in several jurisdictions, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased urethanes and urethane chemicals from any of the defendants or from any co-conspirators, predecessors, parents, subsidiaries, or affiliates at any time during varying periods with the earliest commencing on January 1, 1994.

The complaints in these actions principally allege that the defendants conspired to fix, raise, maintain or stabilize prices for rubber chemicals, EPDM, plastic additives, nitrile rubber or urethanes and urethane chemicals, as applicable, sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of unspecified amounts, costs (including attorneys' fees) and injunctive relief preventing further violations of the Sherman Act.

State Antitrust Class Actions.
With respect to rubber chemicals, the Company and certain of its subsidiaries along with other companies, are defendants in nine pending putative indirect purchaser class action lawsuits filed during the period from October, 2002 through April 21, 2004 in state courts in nine states. The putative class in eight of the actions comprises all persons within each of the applicable states who purchased tires other than for resale that were manufactured using rubber processing chemicals sold by the defendants since 1994. The complaints principally allege that the defendants agreed to fix, raise, stabilize and maintain the price of rubber processing chemicals used as part of the tire manufacturing process in violation of state antitrust and consumer protection laws and that this caused injury to individuals who paid more to purchase tires as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, interest and attorneys' fees and costs. The putative class in the remaining action comprises all persons within the Commonwealth of Massachusetts who purchased for non-commercial purposes any product containing rubber chemicals sold by the defendants from January 1, 1994 to December 31, 2001. The complaint principally alleges that the defendants agreed to fix, raise, stabilize and maintain the price of rubber chemicals distributed or sold in Massachusetts and throughout the United States and that the plaintiff and the alleged class were injured. The plaintiff seeks, among other things, double or treble damages of an unspecified amount, interest and attorneys' fees and costs. The Company and its defendant subsidiaries have filed motions to dismiss on substantive and personal jurisdictional grounds or answers with respect to each of these actions, with the exception of the Massachusetts action in which a responsive pleading has not yet been filed. Certain motions to dismiss remain pending. Certain motions to dismiss have been denied by the applicable court and are being, or will be, appealed by the Company and its defendant subsidiaries.

With respect to EPDM, the Company, its subsidiary Uniroyal and other companies are defendants in a consolidated indirect purchaser class action lawsuit, filed on October 31, 2003 in California. The putative class in this action comprises all persons or entities in California who indirectly purchased EPDM at any time from at least January 1, 1994 to the present. The Company, its subsidiary Uniroyal and other companies are also defendants in an indirect purchaser class action lawsuit, filed in April 2004, in North Carolina. The putative class in this action comprises all persons in North Carolina who indirectly purchased EPDM at any time from at least January 1, 1994 to the present. These complaints principally allege that the Company conspired to fix, raise, stabilize and maintain the price of EPDM and allocate markets and customers in the United States, including California and North Carolina, respectively, in violation of the laws of those states and that this caused injury to purchasers who paid more to purchase, indirectly, EPDM as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, costs (including attorneys' fees) and disgorgement of profits.

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

With respect to nitrile rubber, the Company, its subsidiary Uniroyal and other companies are defendants in two indirect purchaser class action lawsuits, filed in March and April, 2004 in California. The putative class in these actions comprises all persons or entities in California who indirectly purchased nitrile rubber at any time from at least January 1, 1994 through April 1, 2004. The complaints principally allege that the Company conspired to fix, raise, stabilize and maintain the price of nitrile rubber and allocate markets and customers in the United States and California in violation of California's Cartwright Act and Unfair Competition Act and that this caused injury to purchasers who paid more to purchase, indirectly, nitrile rubber as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, costs (including attorneys' fees) and disgorgement of profits.

With respect to urethanes and urethane chemicals, the Company, its subsidiary Uniroyal and other companies are defendants in five pending putative indirect purchaser class action lawsuits filed in March and April 2004 in California. The putative class in these actions comprises all persons or entities in California who indirectly purchased urethanes and urethane chemicals at any time during various periods with the earliest commencing on January 1, 1990. The complaints principally allege that the Company conspired to fix, raise, stabilize and maintain the price of urethanes and urethane chemicals and allocate markets and customers in the United States and California in violation of California's Cartwright Act and Unfair Competition Act and that this caused injury to purchasers who paid more to purchase, indirectly, urethanes and urethane chemicals as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, costs (including attorneys' fees) and disgorgement of profits.

Federal Securities Class Actions.
Between July and August 2003, plaintiffs, on behalf of all purchasers of the Company's stock during the period from October 26, 1998 through October 8, 2002, filed two federal securities class action lawsuits in Connecticut against the Company and certain of its officers and directors. The complaints principally allege that the defendants caused the Company's shares to trade at artificially inflated levels through the issuance of false and misleading financial statements in violation of federal securities laws by inflating profits as a result of engaging in an illegal price-fixing conspiracy with respect to rubber chemicals and that this wrongful conduct caused injury to the plaintiffs who paid artificially inflated prices in connection with their purchase of the Company's publicly traded securities. The plaintiffs seek, among other things, damages of unspecified amounts, interest and attorneys' fees and costs.

Plaintiffs in certain other federal class action lawsuits filed in California and Connecticut in August and September 2003, including a lawsuit on behalf of those persons or entities who acquired the Company's common stock in connection with the Company's merger with Witco Corp., have voluntarily dismissed such actions and have agreed to proceed instead in the above two federal securities class actions filed in Connecticut.

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

Shareholder Derivative Lawsuit.
The Company and its board of directors are defendants in a shareholder derivative lawsuit, filed on August 25, 2003 in Connecticut state court, nominally brought on behalf of the Company. The complaint principally alleges that the Company's directors breached their fiduciary duties by causing the Company's shares to trade at artificially inflated levels through the issuance of false and misleading financial statements by inflating profits as a result of engaging in an illegal price-fixing conspiracy with respect to rubber chemicals. The plaintiffs contend that this wrongful conduct caused the Company's financial results to be inflated, cost the Company its credibility in the marketplace and market share, and has and will continue to cost the Company millions of dollars in investigative and legal fees. The plaintiffs seek, among other things, punitive damages of an unspecified amount, prejudgment interest and attorneys' fees and costs. On March 1, 2004, the state court stayed proceedings in the derivative action until September 20, 2004.

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

CRITICAL ACCOUNTING AREAS

Preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements. The Company's estimates are based on historical experience and currently available information. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies Footnote in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. Actual results in these areas could differ from management's estimates. There have been no significant changes in the Company's critical accounting estimates during the first three months of 2004.

ACCOUNTING DEVELOPMENTS

In December 2003, the FASB issued Statement No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106." Statement No. 132, as revised, replaces existing FASB disclosure requirements and requires additional annual disclosures about the types of plan assets, plan obligations, and cash flows and interim disclosures of the components of net periodic benefit costs of defined benefit pension plans and other defined benefit post-retirement plans. Statement No. 132, as revised, is effective for fiscal years beginning after December 15, 2003 and for the first fiscal quarter of the year following initial application of the annual disclosure requirements. The adoption of Statement No. 132, as revised, did not have a significant impact on the Company's consolidated earnings or financial position because the impact was limited to additional disclosure. See the Pension and Other Post-Retirement Benefit Plans footnote included in the notes to the condensed consolidated financial statements for further information.

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

Each quarter, the Company evaluates and reviews estimates for future remediation, and operation and management costs directly related to remediation, to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. As of March 31, 2004, the Company's reserves for environmental remediation activities totaled $113.3 million. It is possible that the Company's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, the interpretation of current laws and regulations be modified or additional environmental laws and regulations be enacted.

The Company intends to assert all meritorious legal defenses and all other equitable factors, which are available to it with respect to the above matters. The Company believes that the resolution of these environmental matters will not have a material adverse effect on its consolidated financial position. While the Company believes it is unlikely, the resolution of these environmental matters could have a material adverse effect on its consolidated results of operations in any given fiscal period if a significant number of these matters are resolved unfavorably.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 7A Quantitative and Qualitative Disclosures About Market Risk and the Derivative Instruments and Hedging Activities Note to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Also refer to the Derivative Instruments and Hedging Activities footnote included in the notes to the condensed consolidated financial statements (unaudited) included in this Form 10-Q.

The fair market value of long-term debt is subject to interest rate risk. The Company's long-term debt amounted to $399.1 million at March 31, 2004. The fair market value of such debt as of March 31, 2004 was $423.2 million, which has been determined primarily based on quoted market prices.

There have been no other significant changes in market risk since December 31, 2003.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Environmental Liabilities

The Company is involved in claims, litigation, administrative proceedings and investigations of various types in a number of jurisdictions. A number of such matters involve, or may involve, claims for a material amount of damages and relate to or allege environmental liabilities, including clean-up costs associated with hazardous waste disposal sites, natural resource damages, property damage and personal injury. For information relating to the Company's environmental matters, see the Environmental Matters section of "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I of this Form 10-Q and "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Antitrust Investigations and Related Matters

Antitrust Investigations

On March 15, 2004, the Company entered into a plea agreement with the United States of America with respect to a criminal antitrust investigation of the Company by the Department of Justice (the "DOJ"). Under the terms of the agreement, the Company agreed to plead guilty to a one-count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States during the period 1995 to 2001. The DOJ and the Company will jointly recommend that the court impose a sentence requiring the Company to pay a fine of $50 million, payable in six annual installments, without interest, beginning in 2004. If the court accepts the joint recommendation at a hearing expected to occur during the second quarter of 2004, the DOJ's investigation of the Company with respect to rubber chemicals will be resolved.

The Company also reached agreement with the Commissioner of Competition and the Attorney General (the "Attorney General") of Canada on March 15, 2004, regarding a criminal antitrust investigation of the Company. The Company has agreed to plead guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Attorney General and the Company will jointly recommend that the court impose a sentence requiring the Company to pay a fine of $9 million Canadian (U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. If the court accepts the joint recommendation at a hearing expected to occur during the second quarter of 2004, the Canadian investigation of the Company with respect to rubber chemicals will be resolved.

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

In addition, the Company has completed its internal investigation of the Company's business and products to determine compliance with applicable antitrust law and with the Company's antitrust guidelines and policies. During the course of the

Company's internal investigation, the Company has strengthened its training and compliance programs and has taken certain actions with respect to certain employees, including termination of employment and other disciplinary actions.

The Company does not expect the previously described resolution of the rubber chemicals investigations by the U.S. and Canada to have a material adverse effect on its consolidated financial position and cash flow. However, the resolution of any other possible antitrust violations against the Company and certain of its subsidiaries and the resolution of any civil claims now pending or hereafter asserted against them may have a material adverse effect on the Company's financial condition, results of operations, cash flows and prospects. No assurances can be given regarding the outcome or timing of these matters.

The Company's antitrust costs decreased from $6.3 million (pre-tax) during the immediately prior fiscal quarter ended December 31, 2003 to $4.1 million (pre-tax) for the fiscal quarter ended March 31, 2004. The Company expects to continue to incur substantial costs until all antitrust investigations are concluded and civil claims are resolved.

Civil Lawsuits

Federal Antitrust Class Actions.
The Company, individually or together with certain of its subsidiaries and other companies, is a defendant in certain direct purchaser class action lawsuits filed in federal courts during the period from late March 2003 through mid-April 2004 involving the sale of rubber chemicals, EPDM, plastic additives (including heat stabilizers, impact modifiers and processing aids), nitrile rubber and urethanes and urethane chemicals.

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

With respect to urethanes and urethane chemicals, the Company, its subsidiary Uniroyal and other companies are defendants in twelve class action lawsuits filed in several jurisdictions, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased urethanes and urethane chemicals from any of the defendants or from any co-conspirators, predecessors, parents, subsidiaries, or affiliates at any time during varying periods with the earliest commencing on January 1, 1994.

The complaints in these actions principally allege that the defendants conspired to fix, raise, maintain or stabilize prices for rubber chemicals, EPDM, plastic additives, nitrile rubber or urethanes and urethane chemicals, as applicable, sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of unspecified amounts, costs (including attorneys' fees) and injunctive relief preventing further violations of the Sherman Act.

State Antitrust Class Actions.
With respect to rubber chemicals, the Company and certain of its subsidiaries along with other companies, are defendants in nine pending putative indirect purchaser class action lawsuits filed during the period from October, 2002 through April 21, 2004 in state courts in nine states. The putative class in eight of the actions comprises all persons within each of the applicable states who purchased tires other than for resale that were manufactured using rubber processing chemicals sold by the defendants since 1994. The complaints principally allege that the defendants agreed to fix, raise, stabilize and maintain the price of rubber processing chemicals used as part of the tire manufacturing process in violation of state antitrust and consumer protection laws and that this caused injury to individuals who paid more to purchase tires as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, interest and attorneys' fees and costs. The putative class in the remaining action comprises all persons within the Commonwealth of Massachusetts who purchased for non-commercial purposes any product containing rubber chemicals sold by the defendants from January 1, 1994 to December 31, 2001. The complaint principally alleges that the defendants agreed to fix, raise, stabilize and maintain the price of rubber chemicals distributed or sold in Massachusetts and throughout the United States and that the plaintiff and the alleged class were injured. The plaintiff seeks, among other things, double or treble damages of an unspecified amount, interest and attorneys' fees and costs. The Company and its defendant subsidiaries have filed motions to dismiss on substantive and personal jurisdictional grounds or answers with respect to each of these actions, with the exception of the Massachusetts action in which a responsive pleading has not yet been filed. Certain motions to dismiss remain pending. Certain motions to dismiss have been denied by the applicable court and are being, or will be, appealed by the Company and its defendant subsidiaries.

With respect to EPDM, the Company, its subsidiary Uniroyal and other companies are defendants in a consolidated indirect purchaser class action lawsuit, filed on October 31, 2003 in California. The putative class in this action comprises all persons or entities in California who indirectly purchased EPDM at any time from at least January 1, 1994 to the present. The Company, its subsidiary Uniroyal and other companies are also defendants in an indirect purchaser class action lawsuit, filed in April 2004, in North Carolina. The putative class in this action comprises all persons in North Carolina who indirectly purchased EPDM at any time from at least January 1, 1994 to the present. These complaints principally allege that the Company conspired to fix, raise, stabilize and maintain the price of EPDM and allocate markets and customers in the United States, including California and North Carolina, respectively, in violation of the laws of those states and that this caused injury to purchasers who paid more to purchase, indirectly, EPDM as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, costs (including attorneys' fees) and disgorgement of profits.

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

With respect to nitrile rubber, the Company, its subsidiary Uniroyal and other companies are defendants in two indirect purchaser class action lawsuits, filed in March and April, 2004 in California. The putative class in these actions comprises all persons or entities in California who indirectly purchased nitrile rubber at any time from at least January 1, 1994 through April 1, 2004. The complaints principally allege that the Company conspired to fix, raise, stabilize and maintain the price of nitrile rubber and allocate markets and customers in the United States and California in violation of California's Cartwright Act and Unfair Competition Act and that this caused injury to purchasers who paid more to purchase, indirectly, nitrile rubber as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, costs (including attorneys' fees) and disgorgement of profits.

With respect to urethanes and urethane chemicals, the Company, its subsidiary Uniroyal and other companies are defendants in five pending putative indirect purchaser class action lawsuits filed in March and April 2004 in California. The putative class in these actions comprises all persons or entities in California who indirectly purchased urethanes and urethane chemicals at any time during various periods with the earliest commencing on January 1, 1990. The complaints principally allege that the Company conspired to fix, raise, stabilize and maintain the price of urethanes and urethane chemicals and allocate markets and customers in the United States and California in violation of California's Cartwright Act and Unfair Competition Act and that this caused injury to purchasers who paid more to purchase, indirectly, urethanes and urethane chemicals as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, costs (including attorneys' fees) and disgorgement of profits.

Federal Securities Class Actions.
Between July and August 2003, plaintiffs, on behalf of all purchasers of the Company's stock during the period from October 26, 1998 through October 8, 2002, filed two federal securities class action lawsuits in Connecticut against the Company and certain of its officers and directors. The complaints principally allege that the defendants caused the Company's shares to trade at artificially inflated levels through the issuance of false and misleading financial statements in violation of federal securities laws by inflating profits as a result of engaging in an illegal price-fixing conspiracy with respect to rubber chemicals and that this wrongful conduct caused injury to the plaintiffs who paid artificially inflated prices in connection with their purchase of the Company's publicly traded securities. The plaintiffs seek, among other things, damages of unspecified amounts, interest and attorneys' fees and costs.

Plaintiffs in certain other federal class action lawsuits filed in California and Connecticut in August and September 2003, including a lawsuit on behalf of those persons or entities who acquired the Company's common stock in connection with the Company's merger with Witco Corp., have voluntarily dismissed such actions and have agreed to proceed instead in the above two federal securities class actions filed in Connecticut.

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

Shareholder Derivative Lawsuit.
The Company and its board of directors are defendants in a shareholder derivative lawsuit, filed on August 25, 2003 in Connecticut state court, nominally brought on behalf of the Company. The complaint principally alleges that the Company's directors breached their fiduciary duties by causing the Company's shares to trade at artificially inflated levels through the issuance of false and misleading financial statements by inflating profits as a result of engaging in an illegal price-fixing conspiracy with respect to rubber chemicals. The plaintiffs contend that this wrongful conduct caused the Company's financial results to be inflated, cost the Company its credibility in the marketplace and market share, and has and will continue to cost the Company millions of dollars in investigative and legal fees. The plaintiffs seek, among other things, punitive damages of an unspecified amount, prejudgment interest and attorneys' fees and costs. On March 1, 2004, the state court stayed proceedings in the derivative action until September 20, 2004.

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

ITEM 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Stockholders was held on April 27, 2004.

(b)

Proxies for the Annual Meeting of Stockholders were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended; there was no solicitation in opposition to the nominees for the Board of Directors as listed in the proxy statement; and such nominees were elected.

(c)	A brief description of each matter voted upon at the Annual Meeting, and the results of the voting, are as follows:

1.	Elections of Class I directors to serve for a term expiring in 2007:
NAME	FOR	WITHHELD
Leo I. Higdon, Jr.	100,534,470	2,279,263
C.A. (Lance) Piccolo	100,197,961	2,615,772
Bruce F. Wesson	99,671,999	3,141,734

2.	Approval of the selection by the Board of Directors of KPMG LLP as independent auditors for 2004:
FOR	AGAINST	ABSTAIN
98,984,928	3,628,327	200,478

ITEM 6. Exhibits and Reports on Form 8-K

  The following documents are filed as part of this report:

Number	Description
10.1

Waiver No. 2 dated as of March 26, 2004, to the Five-Year Credit Agreement dated as of October 28, 1999, by and among the Registrant, certain subsidiaries of the Registrant, various banks, JPMorgan Chase Bank, as Syndication Agent; CitiCorp USA, Inc. (as successor to Citibank, N.A. in its capacity as Administrative Agent), as Administrative Agent; and Bank of America, N.A. and Deutsche Bank Securities Inc. (formerly known as Deutsche Banc Alex Brown Inc.) as Co-Documentation Agents (filed herewith).

10.2

Sixth Amendment dated as of April 15, 2004, to the Amended and Restated Receivables Sale Agreement dated as of January 18, 2002, by and among Crompton & Knowles Receivables Corporation, as Seller, the Registrant, as the Initial Collection Agent, and ABN AMRO Bank, N.V., as Enhancer and Agent (filed herewith).

10.3

Supplement No. 1 dated as of March 26, 2004, to the Security Agreement dated as of December 21, 2001, among the Registrant, various subsidiaries of the Registrant, and Citicorp USA, Inc., as Collateral Agent (filed herewith).

15	Accountants' Acknowledgement (filed herewith).
31.1	Certification of Periodic Financial Reports by Crompton Corporation's Chief Executive Officer (Section 302) (filed herewith).
31.2	Certification of Periodic Financial Reports by Crompton Corporation's Chief Financial Officer (Section 302) (filed herewith).
32.1	Certification of Periodic Financial Reports by Crompton Corporation's Chief Executive Officer (Section 906) (filed herewith).
32.2	Certification of Periodic Financial Reports by Crompton Corporation's Chief Financial Officer (Section 906) (filed herewith).

  The following Reports on Form 8-K have been filed during the first quarter of 2004 and through the date of this filing:
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
      Report on Form 8-K dated March 22, 2004, reporting on Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements and Exhibits);
      Report on Form 8-K dated March 31, 2004, reporting on Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements and Exhibits);
      Report on Form 8-K dated April 27, 2004, reporting on Item 7 (Financial Statements and Exhibits) and Item 12 (Results of Operations and Financial Condition); *
      Report on Form 8-K dated April 28, 2004, reporting on Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements and Exhibits); and

      Report on Form 8-K dated May 3, 2004, reporting on Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements and Exhibits).

* In accordance with General Instruction B of Form 8-K, the Reports submitted to the Securities and Exchange Commission under Item 12 of Form 8-K are not deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act"), and we are not subject to the liabilities of that section. We are not incorporating, and will not incorporate by reference, such Reports into any filing under the Securities Act of 1933 or the Exchange Act.

CROMPTON CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crompton Corporation

       (Registrant)
Date: May 7, 2004	/s/ Michael F. Vagnini
Name: Michael F. Vagnini Title: Vice President and Controller (Principal Accounting Officer)

Date: May 7, 2004	/s/ Barry J. Shainman
Name: Barry J. Shainman Title: Secretary