Form 10-Q
period 2004-07-30
CROMPTON CORP
filed 2004-08-02
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Class Outstanding at June 30, 2004 Common Stock - $.01 par value 114,601,301

CROMPTON CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2004

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements and Accompanying Notes

CROMPTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
Second quarter and six months ended June 30, 2004 and 2003
(In thousands of dollars, except per share data)

	Second quarter ended		Six months ended

	2004	2003	2004	2003

Net sales	$646,740	$532,901	$1,271,087	$1,064,873

Cost of products sold	482,624	394,637	954,880	779,595
Selling, general and administrative	92,179	84,757	188,599	172,100
Depreciation and amortization	30,986	27,379	61,840	54,498
Research and development	13,065	12,726	24,862	24,786
Equity income	(66)	(2,228)	(9,693)	(7,842)
Facility closures, severance and related costs	3,278	2,686	5,689	3,505
Antitrust costs	4,350	12,386	8,403	20,875

Operating profit	20,324	558	36,507	17,356
Interest expense	17,162	25,559	35,087	52,274
Other (income) expense, net	3,098	3,827	(89,812)	4,040

Earnings (loss) from continuing operations before income
taxes and cumulative effect of accounting change	64	(28,828)	91,232	(38,958)
Income tax expense (benefit)	(1,020)	(9,426)	29,195	(12,838)

Earnings (loss) from continuing operations before income cumulative effect of accounting change	1,084	(19,402)	62,037	(26,120)
Earnings from discontinued operations	-	10,292	-	23,257
Cumulative effect of accounting change	-	-	-	(401)

Net earnings (loss)	$1,084	$(9,110)	$62,037	$(3,264)

Basic and diluted earnings (loss) per common share: Earnings (loss) from continuing operations before cumulative effect of accounting change	$0.01	$(0.17)	$0.54	$(0.23)
Earnings from discontinued operations	-	0.09	-	0.20
Cumulative effect of accounting change	-	-	-	-

Net earnings (loss)	$0.01	$(0.08)	$0.54	$(0.03)

See accompanying notes to condensed consolidated financial statements.

CROMPTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2004 (Unaudited) and December 31, 2003
(In thousands of dollars)
	June 30,	December 31,
	2004	2003

ASSETS

CURRENT ASSETS
Cash	$55,178	$39,213
Accounts receivable	246,207	210,190
Inventories	383,287	390,199
Other current assets	147,300	170,852

Total current assets	831,972	810,454

NON-CURRENT ASSETS
Property, plant and equipment	730,473	774,612
Cost in excess of acquired net assets	417,263	418,607
Other assets	476,523	525,509

	$2,456,231	$2,529,182

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term borrowings	$8,102	$60,695
Current portion of long-term debt	349,514	-
Accounts payable	213,597	232,127
Accrued expenses	242,706	267,472
Income taxes payable	139,409	130,284
Other current liabilities	15,316	10,667

Total current liabilities	968,644	701,245

NON-CURRENT LIABILITIES
Long-term debt	400,033	754,018
Pension and post-retirement health care liabilities	566,039	566,966
Other liabilities	193,390	204,244

STOCKHOLDERS' EQUITY
Common stock	1,192	1,192
Additional paid-in capital	1,033,622	1,034,027
Accumulated deficit	(539,574)	(590,157)
Accumulated other comprehensive loss	(122,303)	(96,463)
Treasury stock at cost	(44,812)	(45,890)

Total stockholders' equity	328,125	302,709

	$2,456,231	$2,529,182

See accompanying notes to condensed consolidated financial statements.

CROMPTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 30, 2004 and 2003
(In thousands of dollars)
Increase (decrease) in cash	2004	2003

Net earnings (loss)	$62,037	$(3,264)
Adjustments to reconcile net earnings (loss) to net
cash (used in) provided by operations:
Gain on sale of Gustafson joint venture	(90,938)	-
Cumulative effect of accounting change, net of tax	-	401
Depreciation and amortization	61,840	72,407
Equity income	(9,693)	(7,842)
Changes in assets and liabilities, net:
Accounts receivable	(59,090)	3,688
Accounts receivable - securitization	11,105	14,641
Inventories	(2,251)	(4,832)
Accounts payable	(15,924)	(26,095)
Other	19,097	(17,959)

Net cash (used in) provided by operations	(23,817)	31,145

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	137,696	-
Capital expenditures	(29,495)	(32,721)
Other investing activities	309	(154)

Net cash provided by (used in) investing activities	108,510	(32,875)

CASH FLOWS FROM FINANCING ACTIVITIES
(Payments)/proceeds from domestic credit facility	(57,000)	192,800
Proceeds from short-term borrowings	574	5,855
Payments on long term borrowings	-	(164,687)
Dividends paid	(11,455)	(11,433)
Treasury stock acquired	-	(22,080)
Other financing activities	(80)	1,036

Net cash (used in) provided by financing activities	(67,961)	1,491

CASH
Effect of exchange rates on cash	(767)	1,664

Change in cash	15,965	1,425
Cash at beginning of period	39,213	16,941

Cash at end of period	$55,178	$18,366

See accompanying notes to condensed consolidated financial statements.

CROMPTON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

ACCOUNTING POLICIES

Presentation of Condensed Consolidated Financial Statements
The information in the foregoing condensed consolidated financial statements for the second quarter and six months ended June 30, 2004 and June 30, 2003 is unaudited, but reflects all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented. The foregoing condensed consolidated financial statements include the accounts of Crompton Corporation and its wholly-owned and majority owned subsidiaries, which are collectively referred to as "the Company." Other affiliates in which the Company has a 20% to 50% ownership are accounted for in accordance with the equity method.

On April 24, 2003, the Company entered into an agreement to sell certain assets and assign certain liabilities of the OrganoSilicones business unit to the Specialty Materials division of General Electric Company (GE) and to acquire GE's Specialty Chemicals business. The transaction closed on July 31, 2003. As a result, the accompanying financial statements reflect the OrganoSilicones business unit as a discontinued operation for the periods ending prior to July 31, 2003. The operations of the OrganoSilicones business unit have been classified as earnings from discontinued operations (net of tax) in the condensed consolidated statements of operations. The condensed consolidated statements of cash flows have not been adjusted to reflect the discontinued operations and thus include the cash flows of the OrganoSilicones business for the six months ended June 30, 2003. Refer to the Discontinued Operations footnote for further information.

Certain financial information and footnote disclosures included in the annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 2003 Annual Report on Form 10-K. The consolidated results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results expected for the full year.

Operating Costs and Expenses
Cost of products sold includes all costs incurred in manufacturing products, including raw materials, direct manufacturing costs and manufacturing overhead. Cost of products sold also includes warehousing, distribution, customer service, engineering (other than polymer processing equipment design engineering), purchasing, and environmental, health and safety functions. Selling, general and administrative expenses (SG&A) include costs and expenses related to the following functions and activities: selling, advertising, polymer processing equipment design engineering, shipping costs for out-bound product shipments, information technology, legal, provision for doubtful accounts, corporate facilities and corporate administration. SG&A also includes accounting, finance and human resources, excluding direct support in manufacturing operations, which is included as cost of products sold. Research and development expenses (R&D) include basic and applied research and development activities of a technical and non-routine nature. R&D costs are expensed as incurred. Costs of products sold, SG&A, and R&D expenses exclude depreciation and amortization expenses, which are presented on a separate line in the condensed consolidated statements of operations.

Included in SG&A are shipping costs of $22.8 million and $21.6 million for the second quarters ended June 30, 2004 and June 30, 2003, respectively, and $45.3 million and $40.0 million for the six months ended June 30, 2004 and June 30, 2003, respectively.

Equity Investments
Included among the Company's equity investments at December 31, 2003 were a 50 percent ownership in Gustafson LLC and a 50 percent ownership in Gustafson Partnership, which were sold on March 31, 2004. Refer to the Divestitures footnote for further information. The Company accounted for these investments in accordance with the equity method. The combined assets and liabilities of these two investments were $93.4 million and $38.3 million, respectively, as of December 31, 2003. The combined pre-tax income of the two investments for the first quarter ended March 31, 2004 and six months ended June 30, 2003 were $18 million and $15.2 million, respectively, of which the Company's 50 percent share is $9 million and $7.6 million, respectively.

Other
Included in the Company's condensed consolidated balance sheets at June 30, 2004 and December 31, 2003, is approximately $18 million and $13 million, respectively, of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.

Included in accounts receivable are allowances for doubtful accounts of $18.6 million at June 30, 2004 and $17.8 million at December 31, 2003.

Accumulated depreciation amounted to $833.6 million at June 30, 2004 and $828.0 million at December 31, 2003.

INDEBTEDNESS AND REFINANCING

The Company had a five-year credit facility of $300 million, which is scheduled to mature in October 2004. There were no outstanding borrowings under this facility at June 30, 2004. Effective July 1, 2004, the Company reduced borrowings available under this facility to $250 million. During the first quarter of 2004, the Company reclassified the carrying value of its outstanding $350 million of 8.5% Senior Notes to short-term due to a scheduled maturity date of March 2005. As a result, the Company had a working capital deficit of $136.7 million as of June 30, 2004. The Company does not anticipate that its operating cash flows during the nine months following June 30, 2004 will be sufficient to repay the amounts outstanding under the $350 million of 8.5% Senior Notes due in March 2005.

As a result, on July 21, 2004, the Company announced that it is planning to offer approximately $600 million aggregate principal amount of new senior notes (the "New Senior Notes"), which will be offered in a combination of three series with various interest rates and maturity dates. The offering of the New Senior Notes is part of a refinancing that includes the replacement of the Company's existing domestic credit facility with a new domestic revolving credit facility with a principal amount of at least $200 million and up to $250 million and a three year extension of the Company's domestic accounts receivable securitization program with the ability to sell up to $125 million of domestic receivables.

In addition, on July 19, 2004, the Company announced that it has commenced a cash tender offer to purchase and consent solicitation for all of its outstanding $350 million aggregate principal amount of 8.5% Senior Notes due 2005 and all of its outstanding $150 million aggregate principal amount of 6.125% Senior Notes due 2006 (collectively the "Notes"). The purchase price for the 8.5% Senior Notes is $1,025.88 per $1,000 principal amount, and the purchase price for the 6.125% Senior Notes is $1,038.35 per $1,000 principal amount of the 6.125% Senior Notes, payable in cash. In addition, Crompton will pay accrued and unpaid interest on validly tendered Notes up to but excluding the settlement date. Furthermore, under certain circumstances, Crompton will pay a consent payment of $10.00 per $1,000 principal amount of each series of Notes to tendering holders of the Notes.

The closing of the new domestic revolving credit facility, the offering of the New Senior Notes, the consent solicitation and tender offer for the Notes and the amendment of the Company's domestic accounts receivable securitization program are conditioned on the completion of one another (collectively referred to as the "Refinancing Transaction") and are subject to market and other customary conditions. The Company expects the Refinancing Transaction to be completed during the third quarter of 2004.

The Company intends to use the net proceeds from the sale of the New Senior Notes to (i) repay outstanding borrowings under its existing domestic revolving credit facility, (ii) fund its concurrent tender offer and consent solicitation for its 8.5% Senior Notes due 2005 and 6.125% Senior Notes due 2006, including tender premiums, consent payments, and accrued and unpaid interest, and (iii) fund working capital and general corporate purposes.

STOCK-BASED COMPENSATION

As permitted under Financial Accounting Standards Board (FASB) Statements No. 123, "Accounting for Stock-Based Compensation" and No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company elected to continue its historical method of accounting for stock-based compensation in accordance with APB 25, "Accounting for Stock Issued to Employees." Under APB 25, compensation expense for fixed plans is recognized based on the difference between the exercise price and the stock price on the date of grant. Since the Company's fixed plan awards have been granted with an exercise price equal to the stock price on the date of grant, no compensation expense has been recognized in the statement of operations for these awards. However, compensation expense has been recognized for the restricted stock awards under the Company's long-term incentive programs in accordance with the provisions of APB 25, which would be unchanged under FASB Statements No. 123 and No. 148. The following table illustrates the effect on net earnings and related per share amounts as if the Company had applied the fair value recognition provisions of Statements No. 123 and No. 148 to all stock-based employee compensation awards.

	Second quarter ended			Six months ended

(In thousands, except per share data)	2004	2003		2004	2003

Net earnings (loss), as reported	$1,084	$(9,110	) $	62,037	$(3,264)
Stock-based employee compensation expense
included in net earnings, net of tax	750	(237)		1,064	317
Total stock-based employee compensation determined
under fair value based accounting method for all
awards, net of tax	(1,791)	(874)		(2,978)	(2,941)

Pro forma net earnings (loss)	$43	$(10,221	) $	60,123	$(5,888)

Earnings per share:
Basic and diluted - as reported	$0.01	$(0.08	) $	0.54	$(0.03)
Basic and diluted - pro forma	$0.00	$(0.09	) $	0.52	$(0.05)

FACILITY CLOSURES, SEVERANCE AND RELATED COSTS

During the first quarter of 2004, the Company appointed a new President and CEO, and the former President and CEO, Senior Vice President and CFO, and certain other executives elected to retire. As a result of this reorganization, during the second quarter of 2004, the Company completed the separation agreements for the former Chairman, President and CEO, Senior Vice President and CFO, and other executives and recorded a pre-tax charge of $2.6 million for severance and related costs. Such costs are included in facility closures, severance and related costs in the condensed consolidated statements of operations. Payments related to this charge will begin during the third quarter of 2004.

In July 2003, the Company announced a cost reduction program to further eliminate overhead expenses. In order to achieve this goal, the Company expects to reduce its global workforce by approximately 375 positions, of which approximately 345 positions had been eliminated as of June 30, 2004. During the first six months of 2004, the Company recorded an additional pre-tax charge of $0.2 million for facility closures, severance and related costs relating to the July 2003 program in the condensed consolidated statements of operations. A summary of this charge is as follows:

(In thousands)	Severance and Related Costs	Asset Write-offs	Other Facility Closure Costs	Total

2003 charge	$12,585	$396	$988	$13,969
Cash payments	(2,859)	-	(383)	(3,242)
Non-cash charges	-	(396)	-	(396)

Balance at December 31, 2003	9,726	-	605	10,331
2004 charge	198	-	-	198
Cash payments	(5,909)	-	(180)	(6,089)

Balance at June 30, 2004	$4,015	$-	$425	$4,440

As a result of the cost reduction initiative that began in 2001 and the relocation of the Company's corporate headquarters from Greenwich, CT to Middlebury, CT that began in 2002, the Company recorded pre-tax charges of $0.8 million and $3.5 million for facility closures, severance and related costs for the six months ended June 30, 2004 and June 30, 2003, respectively. The related reserve activity is summarized as follows:

(In thousands)	Severance and Related Costs (a)	Asset Write-offs and Impairments (b)	Other Facility Closure Costs (c)	Total

Balance at December 31, 2002	$24,233	$-	$11,338	$35,571
2003 charge:
Continuing operations	2,711	183	2,697	5,591
Discontinued operations	15	-	15	30
Cash payments	(17,457)	-	(9,695)	(27,152)
Non-cash charges	(1,110)	(183)	(280)	(1,573)

Balance at December 31, 2003	8,392	-	4,075	12,467
2004 charge	124	559	112	795
Cash payments	(3,499)	-	(1,367)	(4,866)
Non-cash charges	-	(559)	-	(559)

Balance at June 30, 2004	$5,017	$-	$2,820	$7,837

  Includes severance at various sites, including severance resulting from the corporate relocation, and pension curtailments related to closed sites.
  Includes the write-off of the net book value of assets at the Greenwich, CT location that were disposed of.
  Includes primarily demolition, decontamination and decommissioning costs and inventory charges related to closed sites.

In addition, during the first quarter of 2004, the Company completed the sale of its manufacturing facility in Freeport, Grand Bahama Island and recorded a $2.1 million facility closure charge primarily for asset write-offs.

DISCONTINUED OPERATIONS

On July 31, 2003, the Company sold certain assets and assigned certain liabilities of its OrganoSilicones business unit to the Specialty Materials division of GE and acquired GE's Specialty Chemicals business. The transaction resulted in a gain of $111.7 million (net of income taxes of $175.3 million). The Company received net cash proceeds in 2003 of $633.4 million, which included proceeds from its first quarterly earn-out payment of $8.75 million less certain transaction-related fees of $18.4 million. In addition, the Company acquired the GE Specialty Chemicals business with a value of $160 million. The Company will continue to receive quarterly earn-out proceeds through September 2006 based on the combined performance of GE's existing Silicones business and the OrganoSilicones business that GE acquired from the Company. The total of such earn-out proceeds will be a minimum of $105 million and a maximum of $250 million. In addition to the earn-out proceeds received in 2003, the Company received a total of $17.5 million of earn-out proceeds for the six months ended June 30, 2004. Based on audited results reported by GE, the Company did not receive any additional earn-out proceeds in the first quarter of 2004 related to the combined performance of GE's existing Silicones business and the OrganoSilicones business that GE acquired from the Company for the fourth quarter of 2003. The results reported by GE for the first quarter of 2004 did not result in the receipt of any proceeds in excess of the minimum earn-out proceeds in the second quarter of 2004.

PRO FORMA FINANCIAL INFORMATION

The following pro forma unaudited results of operations for the second quarter and six months ended June 30, 2003 assume that the divestiture of the OrganoSilicones business unit and the acquisition of the GE Specialty Chemicals business had been consummated as of the beginning of 2003:
	Second quarter	Six months
	ended	ended
(In thousands, except per share data)	2003	2003

Net sales	$573,828	$1,145,440

Earnings (loss) from continuing operations before
cumulative effect of accounting change	$(11,953)	$(11,334)

Net earnings (loss)	$(11,953)	$(11,735)

	Second quarter	Six months
	ended	ended
(In thousands, except per share data)	2003	2003

Basic and diluted earnings per common share:
Earnings before cumulative effect of
accounting change	$(0.11)	$(0.10)

Net earnings	$(0.11)	$(0.10)

Weighted average shares outstanding:
Basic and diluted	112,639	113,389

The unaudited pro forma information above has been prepared for comparative purposes only and does not purport to be indicative of the results of operations that would have occurred had the divestiture of the OrganoSilicones business unit and the acquisition of the GE Specialty Chemicals business been consummated at the beginning of 2003.

DIVESTITURES

On March 22, 2004, the Company entered into an agreement with Bayer CropScience LP in the U. S. and Bayer CropScience Inc. in Canada to sell its 50 percent interest in the Gustafson seed treatment joint venture for $124 million, of which $2 million is contingent upon transfer of a certain license agreement, which the Company expects to occur by the end of the year. In addition, the Company will receive a deferred dividend of approximately $4.7 million by the end of 2004. The transaction closed on March 31, 2004 and resulted in a pre-tax gain of $90.9 million.

ACCOUNTS RECEIVABLE PROGRAMS

On April 15, 2004, the Company amended its receivables sale agreement to reduce its domestic accounts receivable securitization program from $150 million to $115 million. Accounts receivable sold under this program were $115 million and $106.1 million as of June 30, 2004 and December 31, 2003, respectively. In addition, the Company's European subsidiaries have a separate program to sell their eligible accounts receivable to agent banks, which approximated $125 million at June 30, 2004. International accounts receivable sold under this program were $95.5 million and $93.3 million as of June 30, 2004 and December 31, 2003, respectively. The total costs associated with these programs of $4.3 million and $3.2 million for the six months ended June 30, 2004 and June 30, 2003, respectively, are included in other (income) expense, net in the condensed consolidated statements of operations. In connection with the Refinancing Transaction (see the Indebtedness and Refinancing note included herein), the Company is in the process of amending its domestic accounts receivable securitization program to provide an additional three years of funding for up to $125 million of domestic receivables.

Under the domestic program, certain subsidiaries of the Company sell their receivables to a special purpose entity (SPE) that has been created as a separate legal entity for the purpose of acquiring such receivables and selling an undivided interest therein to agent banks. In accordance with the domestic sale agreement, the agent banks purchase an undivided ownership interest in the accounts receivable owned by the SPE. The amount of such undivided ownership interest will vary based on the level of eligible accounts receivable as defined in the agreement. In addition, the agent banks retain a security interest in all of the receivables owned by the SPE, which was $78.6 million and $43.3 million as of June 30, 2004 and December 31, 2003, respectively. The balance of the unsold receivables owned by the SPE is included in the Company's accounts receivable balance on the condensed consolidated balance sheet. Under the international program, certain foreign subsidiaries of the Company sell eligible accounts receivable directly to agent banks. During the period, the Company had an obligation to service the accounts receivable sold under its domestic and international programs. The Company has treated the transfer of receivables under its domestic and international receivable programs as a sale of accounts receivable.

INVENTORIES

Components of inventories are as follows:
	(Unaudited)
	June 30,	December 31,
(In thousands)	2004	2003

Finished goods	$280,532	$293,846
Work in process	18,905	20,175
Raw materials and supplies	83,850	76,178

	$383,287	$390,199

GOODWILL AND INTANGIBLE ASSETS

The Company's intangible assets (excluding goodwill) are included in other assets on the balance sheet and comprise the following:
	(Unaudited)
(In thousands)	June 30, 2004		December 31, 2003

	Gross Cost	Accumulated Amortization	Gross Cost	Accumulated Amortization

Patents	$65,387	$(21,634)	$60,824	$(18,877)
Trademarks	84,715	(34,015)	83,718	(31,334)
Other	85,836	(38,442)	89,364	(37,444)

	$235,938	$(94,091)	$233,906	$(87,655)

The gross cost of the Company's intangible assets increased $2 million primarily due to the capitalization of fees associated with the renewal of patents, trademarks and registrations of $5.2 million, partially offset by asset retirements of $2.3 million and unfavorable foreign currency translation of $0.9 million.

Amortization expense related to intangible assets amounted to $4.4 million and $3.1 million for the second quarter ended June 30, 2004 and June 30, 2003, respectively, and $9.0 million and $6.2 million for the six months ended June 30, 2004 and June 30, 2003. Estimated amortization expense as of June 30, 2004 for the next five fiscal years is as follows: $17.5 million (2004), $16.3 million (2005), $16.1 million (2006), $15.9 million (2007) and $15.4 million (2008).

Goodwill by reportable segment is as follows:
	(Unaudited)
	June 30,	December 31,
(In thousands)	2004	2003

Polymer Products
Polymer Additives	$309,812	$310,785
Polymers	17,299	17,299
Polymer Processing Equipment	34,355	34,637

	361,466	362,721

Specialty Products
Crop Protection	55,797	55,886

	$417,263	$418,607

The decrease in goodwill is primarily due to foreign currency translation.

The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units in accordance with FASB Statement No. 142, "Goodwill and Other Intangible Assets" as of July 31, or sooner, if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value. The Company is not aware of any events or changes in circumstances during the six months ended June 30, 2004 that would have required an impairment review to be performed, and therefore, will update its review as of July 31, 2004.

COMMON STOCK

The Company is authorized to issue 500 million shares of $.01 par value common stock. There were 119,152,254 common shares issued at June 30, 2004 and December 31, 2003, of which 4,550,953 and 4,660,158 shares were held as treasury stock at June 30, 2004 and December 31, 2003, respectively.

During the first half of 2004, the Company issued 109,205 treasury shares, primarily pursuant to its compensation programs.

EARNINGS (LOSS) PER COMMON SHARE

The computation of basic earnings (loss) per common share is based on the weighted average number of common shares outstanding. The computation of diluted earnings (loss) per common share is based on the weighted average number of common and common equivalent shares outstanding. The computation of diluted earnings (loss) per common share equals the basic earnings (loss) per common share for the second quarter and six months ended June 30, 2004 because the dilutive stock options and other equivalents were not significant. The computation of diluted earnings (loss) per common share equals the basic earnings (loss) per common share for the second quarter and six months ended June 30, 2003 since the common stock equivalents were antidilutive. Common stock equivalents amounted to 146,500 for the second quarter ended 2003 and 165,596 for the six months ended June 30, 2003.

The following is a reconciliation of the shares used in the computations:
	Second quarter ended		Six months ended

(In thousands)	2004	2003	2004	2003

Weighted average common shares outstanding	114,574	112,639	114,550	113,389
Effect of dilutive stock options and other equivalents	201	-	255	-

Weighted average common shares adjusted for dilution	114,775	112,639	114,805	113,389

COMPREHENSIVE INCOME (LOSS)

An analysis of the Company's comprehensive income (loss) follows:
	Second quarter ended		Six months ended

(In thousands)	2004	2003	2004	2003

Net earnings (loss)	$1,084	$(9,110)	$62,037	$(3,264)
Other comprehensive income (loss):
Foreign currency translation adjustments	(16,270)	47,046	(31,520)	82,437
Minimum pension liability adjustments	1,190	3,254	1,190	3,254
Change in fair value of derivatives	1,277	3,616	4,468	2,815
Other	8	-	22	100

Comprehensive income (loss)	$(12,711)	$44,806	$36,197	$85,342

The components of accumulated other comprehensive loss at June 30, 2004 and December 31, 2003 are as follows:

	(Unaudited) June 30,	December 31,
(In thousands)	2004	2003

Foreign currency translation adjustment	$18,085	$49,605
Minimum pension liability adjustment	(141,563)	(142,753)
Other	1,175	(3,315)

Accumulated other comprehensive loss	$(122,303)	$(96,463)

PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of net periodic benefit cost (credit) for the second quarter ended June 30, 2004 and June 30, 2003 are as follows:

	Qualified Domestic Defined Benefit Plans		International and Non- Qualified Defined Benefit Plans		Post-Retirement Health Care Plans

	Second quarter ended		Second quarter ended		Second quarter ended

(In thousands)	2004	2003	2004	2003	2004	2003

Service cost	$2,161	$2,326	$1,827	$1,902	$296	$452
Interest cost	9,750	10,596	3,895	3,498	3,110	3,687
Expected return on plan assets	(13,004)	(13,733)	(1,870)	(1,774)	(612)	(698)
Amortization of unrecognized transition obligation	(2)	(2)	33	56	-	-
Amortization of prior service cost	14	19	94	227	(694)	(701)
Amortization of net (gain) loss	1,389	204	413	137	(153)	(66)

Net periodic benefit cost (credit)	$308	$(590)	$4,392	$4,046	$1,947	$2,674

Components of net periodic benefit cost (credit) for the six months ended June 30, 2004 and June 30, 2003 are as follows:
	Qualified Domestic Defined Benefit Plans		International and Non- Qualified Defined Benefit Plans		Post-Retirement Health Care Plans

	Six months ended		Six months ended		Six months ended

(In thousands)	2004	2003	2004	2003	2004	2003

Service cost	$4,322	$4,652	$3,745	$3,804	$591	$904
Interest cost	19,500	21,192	7,663	6,996	6,220	7,374
Expected return on plan assets	(26,008)	(27,466)	(3,740)	(3,548)	(1,224)	(1,396)
Amortization of unrecognized transition obligation	(4)	(4)	79	112	-	-
Amortization of prior service cost	28	38	302	454	(1,387)	(1,402)
Amortization of net (gain) loss	2,778	408	906	274	(306)	(131)
Curtailments	-	-	5,889	-	-	-

Net periodic benefit cost (credit)	$616	$(1,180)	$14,844	$8,092	$3,894	$5,349

During the first quarter of 2004, the Company recorded a curtailment loss of $5.9 million, which is primarily the result of the
Company's former Chairman, President and CEO, Senior Vice President and CFO, and certain other executives electing to retire. The impact of this election will result in lump sum payments of approximately $23 million, of which at least $17 million will be paid in the third quarter of 2004 and the remainder in years 2005 through 2008.

The Company expects to contribute $3.2 million to its domestic pension plans in 2004, of which $2.0 million was contributed to the plans as of June 30, 2004. The estimated contribution was updated from the previously disclosed amount of $4.6 million for the year ended December 31, 2004 and assumes pension funding relief and no other significant changes with regards to demographics, legislation, plan provisions, or actuarial assumption or methods to determine the estimated funding requirements. The Pension Funding Equity Act of 2004 was signed into law on April 10, 2004 and will provide the
Company a two-year temporary replacement of the benchmark interest rate for determining funding liabilities and will establish temporary alternative minimum funding requirements for certain underfunded pension plans.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. Through the Act, companies that sponsor retiree health plans that cover prescription drugs are entitled to a tax-free federal subsidy beginning in 2006 which is equal to 28% of certain costs paid by both the employee and the Company for prescription drugs. On May 19, 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, "Accounting and Disclosure

Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP No. 106-2
supersedes FSP No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug,
Improvement and Modernization Act of 2003." FSP No. 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor post-retirement health care plans that provide prescription drug benefits, and requires employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. The Company has determined that most of its post-retirement health care plans that provide prescription drug benefits are actuarially equivalent to Medicare
Part D based on a reasonable interpretation of what the regulations will likely require and, therefore, the Company will be eligible to receive the federal subsidy. As a result, the Company adopted FSP No. 106-2 during the second quarter of 2004 and recorded a reduction to the net periodic post-retirement benefit cost of $0.5 million and $1.0 million for the second quarter and six months ended June 30, 2004, respectively.

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

The Company uses price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases. In January 2004, these contracts were designated as hedges of a portion of the
Company's forecasted natural gas purchases for a rolling two-year period. These contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based. The differential paid or received as natural gas prices change is recognized as an adjustment to cost of products sold.

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

In 2003, the Company also had equity option contracts covering 3.2 million shares of the Company's common stock to hedge the expense variability associated with its obligations under its long-term incentive plans (LTIP). In February 2003, the
Company settled its existing equity option contracts for $35.1 million, of which $33.8 million had been included in accrued expenses at December 31, 2002, and entered into a new equity option contract. The new contract consisted of a sold put option contract with a strike price of $5.66 and a purchased call option contract with a strike price of $5.75. The Company had designated a portion of the equity option contract as a cash flow hedge of the risk associated with the unvested, unpaid awards under its LTIP. Changes in market value related to the portion of the option contract designated and effective as a hedge were recorded as a component of AOCL. The amount included in AOCL was subject to changes in the stock price and was being amortized ratably to SG&A over the remaining service periods of the hedged LTIP. Changes in market value related to the remaining portion of the option contract were recognized in SG&A. During the second quarter of 2003, the
Company determined that one of its LTIP programs was not achievable and accordingly amortized $3 million from AOCL to
SG&A, which represented the unamortized balance of the deferred loss on the portion of the option contract that related to this plan. On May 11, 2003, the option contract expired and resulted in a favorable net cash settlement of $3.7 million. As of
June 30, 2003, all of the deferred gains and losses relating to these contracts had been amortized to SG&A.

The following table summarizes the (gains)/losses resulting from changes in the market value of the Company's fair value and cash flow hedging instruments and the amortization of (gains)/losses related to certain cash flow hedges for the second quarter and six months ended June 30, 2004 and June 30, 2003.

	Second quarter ended			Six months ended

(In thousands)	2004		2003	2004		2003

Fair value hedges (in other (income) expense, net)	$-		$7	$-		$(70)

Cash flow hedges (in AOCL):
Balance at beginning of period	$(3,191	) $	3,639	$-		$2,838
Price swap contracts	(1,277)		-	(4,468)		-
Interest rate swap contracts	-		(636)	-		(860)
Equity option contracts-change in market value	-		(487)	-		1,836
Equity option contracts-amortization to SG&A	-		(2,493)	-		(3,791)

Balance at end of period	$(4,468	) $	23	$(4,468	) $	23

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
The depreciation and accretion expenses recorded for the second quarter and six month periods ended June 30, 2004 and June
30, 2003 were not significant.

ANTITRUST INVESTIGATION AND RELATED MATTERS

On May 27, 2004, the Company pled guilty to violation of the U.S. antitrust laws in connection with the sale of certain rubber chemicals, and the court imposed a fine of $50.0 million, payable in six annual installments, without interest, beginning in
2004. On May 28, 2004, the Company pled guilty to violation of the Canadian competition laws, and the court imposed a fine of CDN $9.0 million (approximately U.S. $7.0 million), payable in six annual installments, without interest, beginning in
2004. The Company recorded pre-tax charges of $45.2 million in the Company's consolidated statements of operations at
December 31, 2003 to reserve for the payment of these U.S. and Canadian fines, which represents the present value of the expected payments of $57.0 million. Expected cash payments for U.S. and Canadian fines total $2.3 million in 2004; $2.3 million in 2005; $6.5 million in 2006; $11.2 million in 2007; $16.2 million in 2008; and $18.5 million in 2009.

The Company and certain of its subsidiaries continue to be the subject of a coordinated civil investigation by the European
Commission (the "EC") with respect to the sale and marketing of rubber chemicals. At this time, the Company cannot predict the timing or outcome of that investigation, including the amount of any fine that may be imposed by the EC.

The Company and certain of its subsidiaries are subjects of, and continue to cooperate in, coordinated criminal and civil investigations being conducted by the U.S. Department of Justice, the Canadian Competition Bureau and the EC
(collectively, the "Governmental Authorities") with respect to possible antitrust violations relating to the sale and marketing of certain other products, including ethylene propylene diene monomer (EPDM); heat stabilizers, including tin-based stabilizers and precursors, mixed metal stabilizers, and epoxidized soybean oil (ESBO); nitrile rubber; and urethanes and urethane chemicals. The Company and its subsidiaries that are subject to the investigations have received from each of the
Governmental Authorities verbal or written assurances of conditional amnesty from prosecution and fines.

The Company and certain of its subsidiaries, together with other companies, are defendants in certain U.S. federal direct purchaser and state direct and indirect purchaser lawsuits principally alleging that the defendants conspired to fix, raise, maintain, or stabilize prices for rubber chemicals, EPDM, polychloroprene, plastic additives, including impact modifiers and processing aids, nitrile rubber, and urethanes and urethane chemicals in violation of federal and state law. In addition, two motions for authorization to commence a class action were filed in May 2004 in Superior Court in Quebec, Canada. One action is against the Company, one of the Company's Canadian subsidiaries and other companies and was filed in the District of St. Francois, and the other action is against the Company and other companies and was filed in the District of Montreal.
The motions were filed on behalf of persons and entities that purchased rubber chemicals directly or indirectly from the parties respondent during various periods commencing in July 1995. The Company and certain of its officers and directors are also defendants in a consolidated federal securities class action lawsuit principally alleging that the Company and certain of its current and former officers and directors caused the Company's shares to trade at artificially inflated prices by issuing false and misleading statements that violated the federal securities laws by reporting inflated profits resulting from an alleged illegal, undisclosed price-fixing conspiracy. In addition, the Company and its board of directors are defendants in a shareholder derivative lawsuit principally alleging that the directors breached their fiduciary duties by causing the
Company's shares to trade at artificially inflated levels through the issuance of false and misleading financial statements by inflating profits as a result of engaging in an illegal price-fixing conspiracy with respect to rubber chemicals. These federal and state actions are in early procedural stages of litigation and, accordingly, the Company cannot predict their outcome. The
Company will seek cost-effective resolutions to the various pending and threatened legal proceedings and governmental investigations regarding the Company's operations.

The Company's antitrust costs slightly increased from $4.1 million (pre-tax) during the immediately prior fiscal quarter ended March 31, 2004 to $4.4 million (pre-tax) for the fiscal quarter ended June 30, 2004. The Company expects to continue to incur substantial costs until all antitrust investigations are concluded and civil claims are resolved.

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
Unabsorbed overhead expense from discontinued operations represents corporate costs that were previously allocated to the
OrganoSilicones business unit (sold on July 31, 2003). Facility closures, severance and related costs are costs related to the
Company's cost reduction initiatives that began in 2001 and 2003, the relocation of the corporate headquarters that began in
2002 and severance and other related costs for executives retiring under the 2004 reorganization. The antitrust costs are primarily for fines and legal costs associated with antitrust investigations and related civil lawsuits.

The GE Specialty Chemicals business that was acquired on July 31, 2003 has been added to the plastic additives business unit included in the Polymer Additives reporting segment.

(In thousands)	Second quarter ended		Six months ended

	2004	2003	2004	2003

Net Sales
Polymer Products
Polymer Additives	$369,759	294,562	$733,102	$596,136
Polymers	83,183	70,282	164,395	138,465
Polymer Processing Equipment	45,926	40,640	84,354	81,748
Eliminations	(3,681)	(3,523)	(7,629)	(7,176)

	495,187	401,961	974,222	809,173

Specialty Products
Crop Protection	86,224	71,581	162,698	131,961
Refined Products	65,329	59,359	134,167	123,739

	151,553	130,940	296,865	255,700

Total Net Sales	$646,740	532,901	$1,271,087	$1,064,873

(In thousands)	Second quarter ended		Six months ended

	2004	2003	2004	2003

Operating Profit (Loss)
Polymer Products
Polymer Additives	$7,897	$6,914	$16,845	$20,427
Polymers	11,641	4,875	21,836	14,149
Polymer Processing Equipment	1,508	982	(256)	2,060

	21,046	12,771	38,425	36,636

Specialty Products
Crop Protection	21,329	14,203	49,770	33,854
Refined Products	974	(605)	(1,206)	(157)

	22,303	13,598	48,564	33,697

General corporate expense, including amortization	(15,397)	(6,172)	(36,390)	(21,381)
Unabsorbed overhead expense from discontinued
operations	-	(4,567)	-	(7,216)
Facility closures, severance and related costs	(3,278)	(2,686)	(5,689)	(3,505)
Antitrust costs	(4,350)	(12,386)	(8,403)	(20,875)

Total Operating Profit	$20,324	$558	$36,507	$17,356

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Crompton Corporation:

We have reviewed the condensed consolidated balance sheet of Crompton Corporation and subsidiaries (the Company) as of
June 30, 2004, and the related condensed consolidated statements of operations and cash flows for the three and six-month periods ended June 30, 2004 and 2003. These condensed consolidated financial statements are the responsibility of the
Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United
States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the
United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United
States), the consolidated balance sheet of Crompton Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein);
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
July 22, 2004

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The Company is a global diversified producer of specialty chemicals (including agricultural chemicals), polymer products and polymer processing equipment. The Company has approximately 5,400 employees worldwide and sells its products in more than 100 countries. The Company is headquartered in Middlebury, Connecticut. The Company operates in various markets, principally automotive, transportation, construction, agriculture, packaging, lubricants, plastics for durable and non-
durable goods, personal care products and industrial rubber. Most of our chemical products are sold to industrial manufacturing customers for use as additives, ingredients or intermediates that add value to their end products. Each of these end-use markets is impacted by a number of economic and other factors.

The primary economic factors that influence the Company's operations and sales are industrial production, capacity utilization, residential and commercial construction, auto production and resin production. In addition, the Company's crop protection business is influenced by worldwide weather, disease and pest infestation conditions and its polymer processing equipment business is influenced by capital spending cycles. The Company also monitors the Gross National Product for key foreign economies. During the second quarter of 2004, the Company continued to experience an increase in unit sales volume across most business units due in part to continued improvement in worldwide economic conditions.

Second quarter sales of $646.7 million were 21% above the prior year with 8% attributable to the acquisition of the Specialty
Chemicals business of General Electric Company (GE) on July 31, 2003, 9% due to improved unit volume, 2% due to the favorable impact of foreign currency translation and 2% due to improved selling prices. Sales for the first six months of
2004 of $1,271.1 million were 19% above the prior year with 8% attributable to the acquisition of the GE Specialty
Chemicals business, 7% due to improved unit volume, 3% due to the favorable impact of foreign currency translation and 1%
due to improved selling prices.

Other major factors affecting the Company's financial performance include raw material and energy costs, selling prices and the impact of changes in foreign exchange rates. In 2003, our raw material and energy costs increased approximately $63 million from the prior year while our selling prices decreased approximately $14 million. In 2004, the Company has been focusing on pricing discipline and is beginning to see meaningful results; however, to date, positive pricing actions have not kept pace with the surge in costs of some key raw materials. During the second quarter and six months ended June 30, 2004, the Company's raw material and energy costs increased $13.8 million and $33.6 million, respectively, and selling prices increased $8.2 million and $12.9 million, respectively, from the comparable periods in 2003. The increase in selling prices is a result of the successful implementation of price increases, reversing the negative trend of the last three years. The
Company will continue to pursue price increases wherever possible to mitigate the impact of higher raw material and energy costs. Although foreign exchange rates had a favorable impact on sales for the first six months of 2004, the Company realized a slightly negative impact on earnings primarily as a result of selling European manufactured products at dollar denominated prices in Asia, Latin America and the United States.

The Company has undertaken various cost reduction initiatives over the past several years and continues to aggressively pursue cost reductions. The Company is implementing an activity-based restructuring initiative intended to structure the
Company's operations in a more cost effective manner. As a result of this initiative, the Company has announced that it expects to implement restructuring actions during the third quarter of 2004 designed to yield annual pre-tax savings of at least
$50 million with the savings to be achieved in 2005. To achieve these savings, the Company expects to incur one-time restructuring charges that the Company believes will not exceed $50 million. The previous initiative that was announced in
July 2003 is expected to yield approximately $50 million of annual pre-tax cost savings in 2004. During the first six months of 2004, the Company realized approximately $23.4 million of cost reduction benefits from its 2003 initiative and $3.0 million from the relocation of its corporate headquarters.

With respect to the Company's indebtedness, the Company's five-year domestic credit facility is scheduled to expire in
October 2004. In addition, during the first quarter of 2004, the Company reclassified the carrying value of its $350 million aggregate principal amount of 8.5% Senior Notes to current portion of long-term debt on its condensed consolidated balance sheet due to the scheduled maturity date of March 2005. In July 2004, the Company announced that it has commenced a cash tender offer to purchase and consent solicitation for all of its outstanding $350 million aggregate principal amount of 8.5% Senior Notes due 2005 and all of its outstanding $150 million aggregate principal amount of
6.125% Senior Notes due 2006 and that it is planning to offer approximately $600 million aggregate principal amount of new senior notes (the "New Senior Notes"), which will be offered in a combination of three series with various interest rates and maturity dates. The offering of the $600 million of New Senior Notes is part of a refinancing that includes the replacement of Crompton's existing domestic credit facility with a new domestic revolving credit facility with a principal amount of at least $200 million and up to $250 million and a three year extension of the Company's domestic accounts receivable securitization program with the ability to sell up to $125 million of domestic receivables. The closing of the new revolving domestic credit facility, the offering of the New Senior Notes, the consent solicitation and tender offer and the amendment to the Company's domestic accounts receivable program are conditioned on the completion of one another (collectively referred to as the "Refinancing Transaction"). The Company expects the Refinancing Transaction to provide flexibility to cover its future obligations and operating needs. The Company will also finance its short-term operations with future cash flows provided by operations, minimum earn-out proceeds to be received from GE related to the sale of the OrganoSilicones business, its existing credit facilities and its accounts receivable securitization programs.

During the first quarter of 2004, the Company reduced debt as a result of the divestiture of the Company's 50 percent interest in the Gustafson seed treatment joint venture. On March 22, 2004, the Company entered into an agreement with Bayer
CropScience LP in the U.S. and Bayer CropScience Inc. in Canada to sell its 50 percent interest in the Gustafson seed treatment joint venture for $124 million, of which $2 million is contingent upon transfer of a certain license agreement, which the Company expects to occur by the end of the year. In addition, the Company will receive a deferred dividend of approximately $4.7 million in the fourth quarter of 2004. The transaction closed on March 31, 2004 and resulted in a pre-tax gain of $90.9 million.

During the first half of 2004, the Company continued to promote its business ethics and compliance program through company-wide training and awareness initiatives targeted to reach all employees in the Company. The goals of the
Company's compliance program are to ensure that employees comply with all legal requirements in the jurisdictions where the Company conducts business and to ensure that all employees perform their duties in accordance with the Company's
Code of Business Conduct.

The Company's management is working diligently to ensure the Company's resources are appropriately allocated and that its strategies are sound and well executed. The main goals of management are to improve business unit operating performance and profitability, strengthen flexibility through the completion of the Refinancing Transaction and future debt reduction , improve the Company's pricing discipline to offset cost increases and increase profitability, resolve pending legal issues and continue to reduce costs through cost reduction programs, including Six Sigma applications.

ANTITRUST INVESTIGATION COSTS AND RELATED MATTERS

On May 27, 2004, the Company pled guilty to violation of the U.S. antitrust laws in connection with the sale of certain rubber chemicals, and the court imposed a fine of $50.0 million, payable in six annual installments, without interest, beginning in
2004. On May 28, 2004, the Company pled guilty to violation of the Canadian competition laws, and the court imposed a fine of CDN $9.0 million (approximately U.S. $7.0 million), payable in six annual installments, without interest, beginning in
2004. The Company recorded pre-tax charges of $45.2 million in the Company's consolidated statements of operations at
December 31, 2003 to reserve for the payment of these U.S. and Canadian fines, which represents the present value of the expected payments of $57.0 million. Expected cash payments for U.S. and Canadian fines total $2.3 million in 2004; $2.3 million in 2005; $6.5 million in 2006; $11.2 million in 2007; $16.2 million in 2008; and $18.5 million in 2009.

The Company and certain of its subsidiaries continue to be the subject of a coordinated civil investigation by the European
Commission (the "EC") with respect to the sale and marketing of rubber chemicals. At this time, the Company cannot predict the timing or outcome of that investigation, including the amount of any fine that may be imposed by the EC.

The Company and certain of its subsidiaries are subjects of, and continue to cooperate in, coordinated criminal and civil investigations being conducted by the U.S. Department of Justice, the Canadian Competition Bureau and the EC
(collectively, the "Governmental Authorities") with respect to possible antitrust violations relating to the sale and marketing of certain other products, including ethylene propylene diene monomer (EPDM); heat stabilizers, including tin-based stabilizers and precursors, mixed metal stabilizers, and epoxidized soybean oil (ESBO); nitrile rubber; and urethanes and urethane chemicals. The Company and its subsidiaries that are subject to the investigations have received from each of the
Governmental Authorities verbal or written assurances of conditional amnesty from prosecution and fines.

The Company and certain of its subsidiaries, together with other companies, are defendants in certain U.S. federal direct purchaser and state direct and indirect purchaser lawsuits principally alleging that the defendants conspired to fix, raise, maintain, or stabilize prices for rubber chemicals, EPDM, polychloroprene, plastic additives, including impact modifiers and processing aids, nitrile rubber, and urethanes and urethane chemicals in violation of federal and state law. In addition, two motions for authorization to commence a class action were filed in May 2004 in Superior Court in Quebec, Canada. One action is against the Company, one of the Company's Canadian subsidiaries and other companies and was filed in the District of St. Francois, and the other action is against the Company and other companies and was filed in the District of Montreal.
The motions were filed on behalf of persons and entities that purchased rubber chemicals directly or indirectly from the parties respondent during various periods commencing in July 1995. The Company and certain of its officers and directors are also defendants in a consolidated federal securities class action lawsuit principally alleging that the Company and certain of its current and former officers and directors caused the Company's shares to trade at artificially inflated prices by issuing false and misleading statements that violated the federal securities laws by reporting inflated profits resulting from an alleged illegal, undisclosed price-fixing conspiracy. In addition, the Company and its board of directors are defendants in a shareholder derivative lawsuit principally alleging that the directors breached their fiduciary duties by causing the
Company's shares to trade at artificially inflated levels through the issuance of false and misleading financial statements by inflating profits as a result of engaging in an illegal price-fixing conspiracy with respect to rubber chemicals. These federal and state actions are in early procedural stages of litigation and, accordingly, the Company cannot predict their outcome. The
Company will seek cost-effective resolutions to the various pending and threatened legal proceedings and governmental investigations regarding the Company's operations.

The Company's antitrust costs slightly increased from $4.1 million (pre-tax) during the immediately prior fiscal quarter ended March 31, 2004 to $4.4 million (pre-tax) for the fiscal quarter ended June 30, 2004. The Company expects to continue to incur substantial costs until all antitrust investigations are concluded and civil claims are resolved.

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

The Company believes that the antitrust investigations and related lawsuits have not had a significant impact on the businesses subject to the investigations or any of the other businesses of the Company. The Company has not identified any impact that the investigations and lawsuits have had on sales prices or volume.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a five-year credit facility of $300 million, which matures in October 2004. There were no borrowings under this facility at June 30, 2004. Effective July 1, 2004, the Company reduced borrowings available under this facility to $250 million. During the first quarter of 2004, the Company reclassified the carrying value of its outstanding $350 million of 8.5% Senior Notes to short-term due to a scheduled maturity date of March 2005. As a result, the Company has a working capital deficit of $136.7 million. The Company does not anticipate that its operating cash flows during the nine months following June 30, 2004 will be sufficient to repay the amounts outstanding under the $350 million of 8.5%
Senior Notes due in March 2005.

As a result, on July 21, 2004, the Company announced that it is planning to offer approximately $600 million aggregate principal amount of New Senior Notes. The offering of the New Senior Notes is part of a refinancing that includes the replacement of the Company's existing domestic credit facility with a new domestic revolving credit facility with a principal amount of at least $200 million and up to $250 million and a three year extension of the Company's domestic accounts receivable program with the ability to sell up to $125 million of domestic receivables.

In addition, on July 19, 2004, the Company announced that it has commenced a cash tender offer to purchase and consent solicitation for all of its outstanding $350 million aggregate principal amount of 8.5% Senior Notes due 2005 and all of its outstanding $150 million aggregate principal amount of 6.125% Senior Notes due 2006 (collectively the "Notes"). The purchase price for the 8.5% Senior Notes is $1,025.88 per $1,000 principal amount, and the purchase price for the 6.125%
Senior Notes is $1,038.35 per $1,000 principal amount of the 6.125% Senior Notes, payable in cash. In addition,
Crompton will pay accrued and unpaid interest on validly tendered Notes up to but excluding the settlement date.
Furthermore, under certain circumstances, Crompton will pay a consent payment of $10.00 per $1,000 principal amount of each series of Notes to tendering holders of the Notes.

The closing of the new domestic revolving credit facility, the offering of the New Senior Notes, the consent solicitation and tender offer for the Notes and the amendment of the Company's domestic accounts receivable securitization program are conditioned on the completion of one another (collectively referred to as the "Refinancing Transaction") and are subject to market and other customary conditions. The Company expects the Refinancing Transaction to be completed during the third quarter of 2004. The Company expects the net cash proceeds from the Refinancing Transaction (after payment of all premiums, consent payments, issuance costs related to the New Senior Notes and new domestic revolving credit facility, accrued and unpaid interest on the Notes and domestic revolving credit facility and other related fees) to approximate $40 million to $50 million. The Company estimates that the pre-tax loss on early of extinguishment of debt will approximate $20 million to $30 million.

On March 22, 2004, the Company entered into an agreement with Bayer CropScience LP in the U.S. and Bayer CropScience
Inc. in Canada to sell its 50 percent interest in the Gustafson seed treatment joint venture for $124 million, of which $2 million is contingent upon transfer of a certain license agreement, which the Company expects to occur by the end of the year. In addition, the Company will receive a deferred dividend of approximately $4.7 million by the end of 2004. The transaction closed on March 31, 2004 and resulted in a pre-tax gain of $90.9 million.

On July 31, 2003, the Company sold its OrganoSilicones business unit to a division of GE and acquired GE's Specialty
Chemicals business. As a result of the transaction, the Company will continue to receive quarterly earn-out payments through September 2006 based on the combined performance of GE's existing Silicones business and the OrganoSilicones business that GE acquired from the Company. The total of such earn-out proceeds will be a minimum of $105 million and a maximum of $250 million, of which the Company will receive a minimum of $35 million in 2004. The Company received
$17.5 million of earn-out proceeds for the six months ended June 30, 2004. Based on audited results reported by GE, the
Company did not receive any additional earn-out proceeds in the first quarter of 2004 related to the combined performance of
GE's existing Silicones business and the OrganoSilicones business that GE acquired from the Company for the fourth quarter of 2003. The results reported by GE for the first quarter of 2004 did not result in the receipt of any proceeds in excess of the minimum earn-out proceeds in the second quarter of 2004.

Net Cash Used In Operations

Net cash used in operations of $23.8 million for the six months ended June 30, 2004 decreased $54.9 million from $31.1 million of net cash provided by operations for the six months ended June 30, 2003. Key factors that contributed to this decrease were related to changes in certain working capital accounts, of which the most significant changes are summarized below:
Favorable (unfavorable) - in thousands	Six months ended

	2004	2003	Change

Accounts receivable	$(59,090)	$3,688	$(62,778)
Accounts receivable - securitization	11,105	14,641	(3,536)
Inventories	(2,251)	(4,832)	2,581
Accounts payable	(15,924)	(26,095)	10,171

The $59.1 million increase in accounts receivable in the first six months of 2004 compared to a $3.7 million decrease for the first six months of 2003 is primarily a result of higher sales. Despite an increase in sales and higher raw material prices, the
Company was able to limit the increase in inventory to $2.3 million for the first six months of 2004 compared to a $4.8 million increase for the first six months of 2003. The first six months of 2004 reflected a $15.9 million decrease in accounts payable compared to a $26.1 million decrease for the first six months of 2003, which was primarily due to the timing of vendor payments.

The June 30, 2004 working capital balance decreased $245.9 million from the year-end 2003 balance of $109.2 million, and the current ratio decreased to 0.9 from 1.2. The decreases in working capital and the current ratio were primarily due to the reclassification of the carrying value of the Company's $350 million of 8.5% Senior Notes to short-term due to a scheduled maturity date of March 2005, partially offset by an increase in accounts receivable and payments on the domestic credit facility. Average days sales in receivables increased to 35 days for the first six months of 2004, versus 26 days for the first six months of 2003. Excluding the accounts receivable securitization programs, average days sales in receivables decreased to 62 days for the first six months of 2004, versus 64 days for the first six months of 2003. Average inventory turnover increased to 4.9 for the first six months of 2004, compared to 4.1 for the same period of 2003.

In addition, the Company had an accounts receivable securitization program to sell up to $115 million of domestic accounts receivable to agent banks. As of June 30, 2004, $115 million of accounts receivable had been sold under this program. In addition, the Company's European subsidiaries have a separate program to sell their eligible accounts receivable to agent banks, which approximated $125 million at June 30, 2004. As of June 30, 2004, $95.5 million of international accounts receivable had been sold under these programs. In connection with the Refinancing Transaction, the Company is in the process of amending its domestic accounts receivable securitization program to provide three years of funding for up to $125 million of domestic receivables.

Other Sources And Uses of Cash

Net cash provided by investing activities was $108.5 million, which included net proceeds from the sale of the Company's 50 percent interest in the Gustafson seed treatment joint venture of $121.6 million and net earn-out proceeds from the sale of the
OrganoSilicones business of $16.1 million, partially offset by capital expenditures of $29.5 million. Net cash used in financing activities was $68.0 million, which included net payments on the domestic credit facility of $57 million and dividends paid of $11.5 million.

The Company's debt to total book capital decreased to 70% as of June 30, 2004 from 73% at year-end 2003. The decrease is due to a reduction in debt and an increase in stockholders' equity. The decrease in debt and the increase in stockholders'
equity were primarily due to the sale of the Company's 50 percent interest in the Gustafson seed treatment joint venture.

Capital expenditures for the first six months of 2004 amounted to $29.5 million as compared to $32.7 million during the same period of 2003. Capital expenditures for the first six months of 2003 included $28.7 million from continuing operations and
$4.0 million from discontinued operations. The increase in capital expenditures from continuing operations is primarily due to the inclusion of GE Specialty Chemicals in 2004. The Company estimates that its capital expenditures for 2004 will approximate $80 million to $90 million, primarily for the Company's replacement needs and improvement of domestic and foreign facilities.

During the first quarter of 2004, the Company recorded a curtailment loss of $5.9 million, which is primarily the result of the
Company's former Chairman, President and CEO, Senior Vice President and CFO, and certain other executives electing to retire. The impact of this election will result in lump sum payments of approximately $23 million, of which at least $17 million will be paid in the third quarter of 2004 and the remainder in years 2005 through 2008. During the second quarter of
2004, the Company completed the separation agreements for the former Chairman, President, and CEO and other executives and recorded a pre-tax charge of $2.6 million for severance and related costs. Payments related to this charge will begin during the third quarter of 2004.

Bank Covenants and Guarantees

The Company's five-year credit facility of $250 million matures in October 2004. Borrowings on this facility are at various rate options to be determined on the date of borrowing. There were no outstanding borrowings under this agreement at June
30, 2004. The Company is required to report compliance with certain financial covenants to its lenders on a quarterly basis.
Under the covenants, the Company is required to maintain a leverage ratio (adjusted total debt to adjusted earnings before interest, taxes, depreciation and amortization ("Bank EBITDA"), with the adjustments to both debt and earnings being made in accordance with the terms of the revolving credit facility agreement) and an interest coverage ratio (Bank EBITDA to interest expense). The Company also provides a security interest in certain domestic personal property not to exceed 10% of consolidated net tangible assets. The Company was in compliance with the financial covenants of its credit facility at June
30, 2004. In connection with the Refinancing Transaction, the Company is in the process of replacing its existing domestic credit facility with a new domestic revolving credit facility in a principal amount of at least $200 million and up to $250 million. The Company's five-year credit facility and the amendments thereto have been filed as exhibits to the Company's filings with the Securities and Exchange Commission.

The Company has standby letters of credit and guarantees with various financial institutions. At June 30, 2004, the Company had $60.2 million of outstanding letters of credit and guarantees primarily related to its environmental remediation liabilities, insurance obligations, a potential foreign tax exposure and a customer guarantee.

Cost Reduction Programs

The Company is in the process of developing an activity-based restructuring initiative intended to determine how to structure the Company's operations in a more cost effective manner. On June 29, 2004, the Company initiated a voluntary severance program offered to U.S. based employees intended to facilitate the implementation of the activity-based restructuring initiative by decreasing the number of involuntary separations that may otherwise be required once the organizational design phase of the activity-based restructuring initiative is completed. Eligible employees who choose to voluntarily terminate their employment under this program will be separated from the Company on August 31, 2004 unless otherwise notified by the Company and will be eligible to receive severance pay in accordance with the plan. Once the activity-based restructuring analysis is complete and the participation from the voluntary severance plan is assessed, the Company will determine to what extent further actions may be required to support full implementation of the activity-based restructuring initiative. Although the specific actions and the number of headcount reductions associated with this initiative have not yet been identified, the
Company expects at least 10% of its 5,400 person worldwide workforce to be affected. As a result of this initiative, the
Company expects to implement restructuring actions during the third quarter of 2004 designed to yield annual pre-tax savings of at least $50 million with the savings to be achieved in 2005. To achieve these savings, the Company expects to incur one time restructuring charges that the Company believes will not exceed $50 million. It is expected that the bulk of the savings will come from streamlining the organization and its work processes.

In July 2003, the Company announced a cost reduction program to further eliminate overhead expenses. In October 2003, the Company announced that this cost reduction program would result in approximately $40 million of annual pre-tax cost savings in 2004. Due to the success of this program, the Company has increased its pre-tax cost savings estimate for 2004 to
$50 million, of which approximately $28 million will be in cost of products sold, $18 million in selling, general and administrative expenses (SG&A) and $4 million in research and development (R&D). In order to achieve its goal, the

Company will reduce its global workforce by approximately 375 positions, of which approximately 345 positions had been eliminated as of June 30, 2004. For the first six months of 2004, the Company realized approximately $23.4 million of these savings, of which approximately $15.1 million was in cost of products sold, $6.7 million in SG&A and $1.6 million in R&D.
All cost savings, both estimated and actual, are reported net of any increased expenses or the impact of reduced revenues.
This workforce reduction will result in cash-related charges expected to range from $15 to $18 million, of which $14 million of facility closures, severance and related costs were recorded in 2003 and $0.2 million were recorded in the first six months of 2004. These charges were primarily for severance and related costs. The remaining reserve balance at June 30, 2004 related to the July 2003 program was $4.4 million. The majority of the severance payments will be made in 2004.

For the first six months of 2004, as a result of the Company's cost reduction initiative that began in 2001 and the relocation of the corporate headquarters that began in 2002, the Company recorded a charge for facility closures, severance and related costs of $0.8 million. This charge is primarily for the write-off of assets related to the relocation of the corporate headquarters. The Company does not expect future costs related to these initiatives to be significant. The Company expects to realize pre-tax cost savings of approximately $5 million by the end of 2004, primarily in SG&A, as a result of the relocation of its corporate headquarters. For the first six months of 2004, the Company realized approximately $3.0 million of these savings. All cost savings, both estimated and actual, are reported net of any increased expenses or the impact of reduced revenues. As of June 30, 2004, the Company had accruals of $5.0 million for severance and related costs and $2.8 million for other facility closure costs related to the 2001 initiative and corporate relocation. The Company expects future cash payments against these accruals to approximate $5.6 million for the remainder of 2004, $1.3 million in 2005 and $0.9 million thereafter.

In addition, during the first quarter of 2004, the Company completed the sale of its manufacturing facility in Freeport, Grand
Bahama Island, which resulted in facility closure costs of $2.1 million primarily for asset write-offs.

RESULTS OF OPERATIONS
(In thousands, except per share data)	Second quarter ended			Six months ended

	2004	2003		2004	2003

Net Sales
Polymer Products
Polymer Additives	$369,759	$294,562		$733,102	$596,136
Polymers	83,183	70,282		164,395	138,465
Polymer Processing Equipment	45,926	40,640		84,354	81,748
Eliminations	(3,681)	(3,523)		(7,629)	(7,176)

	495,187	401,961		974,222	809,173

Specialty Products
Crop Protection	86,224	71,581		162,698	131,961
Refined Products	65,329	59,359		134,167	123,739

	151,553	130,940		296,865	255,700

Total Net Sales	$646,740	$532,901		$1,271,087	$1,064,873

Operating Profit (Loss)
Polymer Products
Polymer Additives	$7,897	$6,914		$16,845	$20,427
Polymers	11,641	4,875		21,836	14,149
Polymer Processing Equipment	1,508	982		(256)	2,060

	21,046	12,771		38,425	36,636

Specialty Products
Crop Protection	21,329	14,203		49,770	33,854
Refined Products	974	(605)		(1,206)	(157)

	22,303	13,598		48,564	33,697

General corporate expense, including amortization	(15,397)	(6,172)		(36,390)	(21,381)
Unabsorbed overhead expense from discontinued
operations	-	(4,567)		-	(7,216)
Facility closures, severance and related costs	(3,278)	(2,686)		(5,689)	(3,505)
Antitrust costs	(4,350)	(12,386)		(8,403)	(20,875)

Total Operating Profit	20,324	558		36,507	17,356
Interest expense	17,162	25,559		35,087	52,274
Other (income) expense, net	3,098	3,827		(89,812)	4,040

Earnings (loss) from continuing operations before income
taxes and cumulative effect of accounting change	64	(28,828)		91,232	(38,958)
Income tax expense (benefit)	(1,020)	(9,426)		29,195	(12,838)

Earnings (loss) from continuing operations before
cumulative effect of accounting change	1,084	(19,402)		62,037	(26,120)
Earnings from discontinued operations	-	10,292		-	23,257
Cumulative effect of accounting change	-	-		-	(401)

Net Earnings	$1,084	$(9,110	) $	62,037	$(3,264)

Basic and Diluted Earnings (Loss) Per Common Share
Earnings (loss) from continuing operations before
cumulative effect of accounting change	$0.01	$(0.17	) $	0.54	$(0.23)
Earnings from discontinued operations	-	0.09		-	0.20
Cumulative effect of accounting change	-	-		-	-

Net Earnings (Loss) Per Common Share	$0.01	$(0.08	) $	0.54	$(0.03)

SECOND QUARTER RESULTS

Overview

Consolidated net sales of $646.7 million for the second quarter of 2004 increased 21% from $532.9 million for the comparable period of 2003. The increase was a result of sales attributable to the acquisition of the GE Specialty Chemicals business on July 31, 2003 of 8%, favorable foreign currency translation of 2%, improved unit volume of 9% and improved selling prices of 2%. International sales, including U.S. exports, were 51% of total sales, up slightly from 50% for the second quarter of 2003. The increase was primarily due to the strengthening of the Euro versus the U.S. dollar, offset marginally by increased sales in the Asia/Pacific region. For further discussion of sales, see the following discussion of segment results.

Net earnings for the second quarter of 2004 were $1.1 million, or $0.01 per share, as compared to a net loss of $9.1 million, or $0.08 per share, for the second quarter of 2003. Net earnings from for the second quarter of 2004 included pre-tax charges for antitrust costs of $4.4 million and facility closures, severance and related costs of $3.3 million. The net loss for the second quarter included earnings from discontinued operations of $10.3 million, or $0.09 per share, and pre-tax charges for antitrust costs of $12.4 million and facility closures, severance and related costs of $2.7 million. The second quarter loss in
2003 also included pre-tax overhead expenses previously absorbed by the OrganoSilicones business unit of $4.6 million.

Gross profit as a percentage of sales was 25.4% for the second quarter of 2004 as compared to 25.9% for the comparable period of 2003. Gross profit increased by $25.9 million primarily due to increased unit sales volume of $11.5 million, increased selling prices of $8.2 million, savings attributable to cost reduction initiatives of $7.9 million and the gross profit from the newly acquired GE Specialty Chemicals business of $6.6 million, partially offset by higher raw material and energy costs of $13.8 million. The crop protection, polymers and polymer processing equipment segments were mainly responsible for the increase in volume, while price increases were most evident in the polymer additives and refined products segments.
All segments benefited from cost reduction initiatives, with the most significant coming from polymer additives. The higher raw material and energy costs affected most segments but were most evident in polymer additives.

In addition to reporting depreciation and amortization on a separate line in the statement of operations, the gross profit of the
Company may not be comparable to those of other entities since some companies include shipping costs in cost of products sold, while other companies, including Crompton Corporation, include such expenses in selling, general and administrative expenses. The amounts of such costs included in selling, general and administrative expenses by the Company were $22.8 million and $21.6 million for the second quarters of 2004 and 2003, respectively.

Selling, general and administrative expenses of $92.2 million for the second quarter of 2004 increased $7.4 million compared to the second quarter of 2003. Contributing to this increase was the absence of a $5.6 million prior year gain on the
Company's equity derivative contract. Additionally, expenses associated with the newly acquired GE Specialty Chemicals business of $3.0 million and additional expenses related to the Company's incentive plans of $3.5 million were partially offset by savings attributable to cost reduction initiatives of $4.1 million that were mainly attributed to the polymer additives segment. Depreciation and amortization of $31.0 million increased $3.6 million primarily due to depreciation and amortization expense associated with the newly acquired GE Specialty Chemicals business of $2.5 million. Research and development costs of $13.1 million increased by $0.3 million. Equity income of $0.1 million decreased $2.2 million due to the sale of the Gustafson seed joint venture on March 31, 2004, which was formerly included in the crop protection segment.

Facility closures, severance and related costs were $3.3 million as compared to $2.7 million in the second quarter of 2003.
The 2004 costs were primarily for executive severance and related costs associated with the 2004 reorganization. The 2003 costs were primarily for severance costs and were the result of the cost reduction initiative that began in 2001 and the corporate relocation announced in 2002.

The Company incurred antitrust costs of $4.4 million as compared to $12.4 million during the second quarter of 2003. Such costs were primarily for legal costs associated with antitrust investigations and related civil lawsuits.

Operating profit of $20.3 million increased by $19.8 million versus the second quarter of 2003. The increase was primarily attributed to higher gross profit of $25.9 million and lower antitrust costs of $8.0 million, partially offset by higher selling, general and administrative expenses of $7.4 million, increased depreciation and amortization of $3.6 million and reduced equity income of $2.2 million.

Polymer Products

Polymer additives sales of $369.8 million were up 26% from the prior year, 15% of which was due to the acquisition of GE's
Specialty Chemicals business on July 31, 2003 with the remainder attributable to higher unit volume of 6%, increased selling prices of 3% and favorable foreign currency translation of 2%. Plastic additives sales were up 38% due primarily to the

Specialty Chemicals business acquisition, increased unit volume and higher selling prices. Rubber additives sales increased
14% mainly as a result of higher unit volume. Urethane additives sales were up 5% due mainly to favorable foreign currency translation. Petroleum additives sales rose 10% due primarily to an increase in selling prices and higher unit volume.
Operating profit of $7.9 million was up 14% from the prior year due mainly to higher selling prices and savings from cost reduction programs, offset in part by higher raw material and energy costs.

Polymers sales of $83.2 million increased 18% from the prior year due to higher unit volume of 15%, favorable foreign currency translation of 2% and improved selling prices of 1%. EPDM and Urethanes sales were up 22% and 15%, respectively, due primarily to higher unit volume. Operating profit of $11.6 million was up $6.8 million from the second quarter of 2003 due mainly to higher unit volume and selling prices, and lower costs attributable to increased plant throughput and cost saving initiatives, offset in part by higher raw material and energy costs.

Polymer processing equipment sales of $45.9 million rose 13% from the prior year due to an increase in unit volume of 14%
and favorable foreign currency translation of 3%, offset in part by unfavorable pricing of 4%. Operating profit of $1.5 million was up 54% from the prior year mainly as a result of higher unit volume, offset in part by unfavorable pricing. The backlog at the end of June 2004 of $82 million was up $20 million from the year-ended December 31, 2003.

Specialty Products

Crop protection sales of $86.2 million were up 20% from the second quarter of 2003 due to higher unit volume of 17% and favorable foreign currency translation of 3%. Operating profit of $21.3 million increased 50% from the prior year mainly as a result of higher unit volume, the impact of cost saving initiatives and a favorable sales mix, offset in part by the loss of $2.1 million of equity income due to the March 31, 2004 sale of the Company's share of the Gustafson seed treatment joint venture.

Refined products sales of $65.3 million increased 10% from the prior year due to higher unit volume of 6%, improved pricing of 2% and favorable foreign currency translation of 2%. Operating profit of $1.0 million was up $1.6 million from the second quarter of 2003 due primarily to lower environmental-related expenses, favorable pricing and increased unit volume, offset in part by higher raw material costs.

General Corporate and Unabsorbed Overhead Expenses

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis. These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses related to executives and corporate managers. General corporate expense also includes all amortization expense. General corporate expense of $15.4 million increased $9.2 million from the second quarter of 2003. Contributing to this increase was the absence of a $5.6 million prior year gain on the Company's equity derivative contract, a $2.9 million increase in expenses related to the Company's incentive plans and higher amortization of
$1.3 million.

Unabsorbed overhead expense from discontinued operations of $4.6 million in 2003 represents general overhead costs that were previously absorbed by the OrganoSilicones business unit.

Other

Interest expense decreased 33% primarily due to utilizing the proceeds from the OrganoSilicones divestment on July 31,
2003 to repurchase $250 million of the Company's 8.5% Senior Notes and repay $61.3 million of its EURIBOR based bank loans during the third quarter of 2003.

Other expense, net, of $3.1 million for the second quarter of 2004 decreased $0.7 million from the comparable period of 2003 primarily due to more favorable foreign exchange and interest income related to the earn-out receivable from GE, partially offset by an increase in costs associated with the Company's accounts receivable securitization programs.

The effective income tax rate was adjusted during the second quarter of 2004 to reflect a reduction in the year to date effective tax rate from 33% to 32%. This change in the effective tax rate is due to a change in the Company's estimates with respect to the relative mix of projected 2004 earnings and losses among the jurisdictions in which the Company operates and resulted in a tax benefit recorded in the quarter of approximately $1.0 million.

Discontinued Operations

Earnings from discontinued operations for the second quarter of 2003 were $10.3 million (net of income taxes of $3.5 million). Earnings from discontinued operations do not include any allocation of general overhead expenses.

YEAR-TO-DATE RESULTS

Overview

Consolidated net sales of $1,271.1 million for the first six months of 2004 increased 19% from $1,064.9 million for the comparable period of 2003. The increase was a result of sales attributable to the acquisition of the GE Specialty Chemicals business on July 31, 2003 of 8%, improved unit volume of 7%, favorable foreign currency translation of 3% and improved selling prices of 1%. International sales, including U.S. exports, were 51% of total sales, up slightly from 50% for the first six months of 2003. The increase was primarily due to the strengthening of the Euro versus the U.S. dollar and increased sales in the Asia/Pacific region. For further discussion of sales, see the following discussion of segment results.

Net earnings for the first six months of 2004 were $62.0 million, or $0.54 per share, as compared to a net loss of $3.3 million, or $0.03 per share, for the first six months of 2003. Net earnings for the first six months of 2004 included pre-tax divestment gains of $94.6 million (included in other (income) expense, net) primarily from the sale of the Company's 50 percent interest in the Gustafson seed treatment joint venture and pre-tax charges for supplemental executive retirement costs of $5.9 million, antitrust costs of $8.4 million and facility closures, severance and related costs of $5.7 million. The net loss for the first six months of 2003 included earnings from discontinued operations of $23.3 million, or $0.20 per share, and a cumulative effect of accounting change of $0.4 million, related to the implementation of FASB Statement No. 143, "Accounting for Asset
Retirement Obligations," and pre-tax charges for antitrust costs of $20.9 million and facility closures, severance and related costs of $3.5 million. The loss for the first six months of 2003 also included pre-tax overhead expenses previously absorbed by the OrganoSilicones business unit of $7.2 million.

Gross profit as a percentage of sales was 24.9% for the first six months of 2004 as compared to 26.8% for the comparable period of 2003. Gross profit increased by $30.9 million primarily due to increased unit sales volume of $21.0 million, savings attributable to cost reduction initiatives of $15.1 million, increased selling prices of $12.9 million and the gross profit from the newly acquired GE Specialty Chemicals business of $13.2 million, partially offset by higher raw material and energy costs of $33.6 million. The volume increase was primarily in the crop protection and polymers segments. All segments reported savings from cost reduction initiatives, with the largest beneficiary being the polymer additives segment.
The polymer additives segment reported the largest price increases, however they also incurred the most significant raw material and energy increases which impacted the polymers and refined products segments as well.

In addition to reporting depreciation and amortization on a separate line in the statement of operations, the gross profit of the
Company may not be comparable to those of other entities since some companies include shipping costs in cost of products sold, while other companies, including Crompton Corporation, include such expenses in selling, general and administrative expenses. The amounts of such costs included in selling, general and administrative expenses by the Company were $45.3 million and $40.0 million for the first six months of 2004 and 2003, respectively.

Selling, general and administrative expenses of $188.6 million for the first six months of 2004 increased $16.5 million compared to the first six months of 2003. This increase was primarily due to expenses associated with the newly acquired
GE Specialty Chemicals business of $6.6 million, supplemental executive retirement costs of $5.9 million related to the retirement of certain executives, unfavorable foreign currency translation of $6.2 million, additional expenses related to the
Company's incentive plans of $4.3 million and the absence of a $1.5 million prior year gain on the Company's equity derivative contract, partially offset by savings attributable to cost reduction initiatives of $9.7 million that were mainly attributed to the polymer additives segment. Depreciation and amortization of $61.8 million increased $7.3 million primarily due to depreciation and amortization expense associated with the newly acquired GE Specialty Chemicals business of $5.1 million and unfavorable foreign currency translation of $2.0 million. Research and development costs of $24.9 million increased by $0.1 million. Equity income of $9.7 million increased by $1.9 million mainly due to increased earnings from the Gustafson seed joint venture which is included in the crop protection segment. This business was sold on March 31,
2004.

Facility closures, severance and related costs were $5.7 million for the first six months of 2004 as compared to $3.5 million for the first six months of 2003. The 2004 costs were primarily for the write-off of fixed assets resulting from the sale of the
Freeport, Grand Bahama Island facility and executive severance and related costs associated with the 2004 reorganization.
The 2003 costs were primarily for severance costs and were the result of the cost reduction initiative that began in 2001 and the corporate relocation announced in 2002.

The Company incurred antitrust costs of $8.4 million for the first six months of 2004 as compared to $20.9 million during the first six months of 2003. Such costs were primarily for legal costs associated with antitrust investigations and related civil lawsuits.

Operating profit of $36.5 million for the first six months of 2004 increased by $19.2 million versus the comparable period of
2003. The increase was primarily attributed to higher gross profit of $30.9 million and lower antitrust costs of $12.5 million, partially offset by higher selling, general and administrative expenses of $16.5 and increased depreciation and amortization of
$7.3 million.

Polymer Products

Polymer additives sales of $733.1 million rose 23% from the prior year, of which 15% was attributable to the acquisition of
GE's Specialty Chemicals business on July 31, 2003 and the balance due to a 3% improvement in both unit volume and foreign currency translation, and improved pricing of 2%. Plastic additives sales were up 35% due mainly to the acquisition of the GE Specialty Chemicals business, increased selling prices, higher unit volume and favorable foreign currency translation. Rubber additives sales increased 9% mainly as a result of higher unit volume and favorable foreign currency translation, offset in part by unfavorable pricing. Urethane additives sales rose 6% due primarily to favorable foreign currency translation. Petroleum additives sales were up 10% due mainly to improved pricing and higher unit volume.
Operating profit of $16.8 million was down 18% from the prior year due mainly to higher raw material/energy costs, offset in part by improved pricing, higher unit volume and the impact of cost saving initiatives.

Polymers sales of $164.4 million increased 19% from the prior year due to higher unit volume of 16%, favorable foreign currency translation of 2% and an increase in selling prices of 1%. EPDM sales were up 24% due primarily to higher unit volume. Urethanes sales rose 13% mainly as a result of higher unit volume and favorable foreign currency translation.
Operating profit of $21.8 million was up 54% from the prior year due primarily to higher unit volume, lower costs resulting from cost saving initiatives and higher plant throughput, a favorable foreign currency impact and improved pricing, offset in part by higher raw material/energy costs.

Polymer processing equipment sales of $84.4 million rose 3% from the prior year due to increased unit volume of 4% and favorable foreign currency translation of 3%, offset in part by unfavorable pricing of 4%. The operating loss of $0.3 million was unfavorable versus the prior year by $2.3 million due primarily to unfavorable pricing, offset in part by higher unit volume.

Specialty Products

Crop protection sales of $162.7 million were up 23% from the prior year due to higher unit volume of 18%, favorable foreign currency translation of 4% and increased selling prices of 1%. Operating profit of $49.8 million rose 47% from the prior year due mainly to higher unit volume and increased joint venture equity income of $2.0 million.

Refined products sales of $134.2 million increased 8% from the prior year due to higher unit volume of 4%, improved pricing of 2% and favorable foreign currency translation of 2%. The operating loss of $1.2 million was unfavorable versus the prior year by $1.0 million mainly as a result of higher raw material/energy costs, offset in part by improved pricing and lower environmental-related expenses.

General Corporate and Unabsorbed Overhead Expenses

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis. These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses related to executives and corporate managers. General corporate expense also includes all amortization expense. General corporate expense of $36.4 million increased $15.0 million compared to the first six months of 2003. Contributing to this increase were supplemental executive retirement costs recorded during the first quarter of 2004 of $5.9 million, higher amortization expense of $2.8 million, the absence of a $1.5 million prior year gain on the Company's equity derivative contract and additional expenses related to the Company's incentive plans of $3.0 million.

Unabsorbed overhead expense from discontinued operations of $7.2 million in 2003 represents general overhead costs that were previously absorbed by the OrganoSilicones business unit.

Other

Interest expense decreased 33% primarily due to utilizing the proceeds from the OrganoSilicones divestment on July 31,
2003 to repurchase $250 million of the Company's 8.5% Senior Notes and repay $61.3 million of its EURIBOR based bank loans during the third quarter of 2003.

Other income, net, of $89.8 million for the first six months of 2004 increased $93.9 million from the comparable period of
2003. The increase was primarily the result of divestment gains of $94.6 million, which includes the $90.9 million gain on the sale of the Company's 50 percent interest in the Gustafson seed treatment joint venture and a $3.6 million gain on the completion of the sale of the assets of the Company's Brooklyn, New York facility in March 2004. The proceeds from the
Brooklyn transaction were received in December 2000 and recognition of the gain on the sale was deferred pending resolution of certain issues that were finalized in March 2004.

The effective income tax rate of 32% for the first six months of 2004 compared to an effective income tax benefit rate of 33%
from the comparable period of 2003. This change in the effective tax rate is primarily due to differences in the relative mix of projected earnings and losses among the jurisdictions in which the Company operates for 2004 as compared to 2003.

Discontinued Operations

Earnings from discontinued operations for the first six months of 2003 were $23.3 million (net of income taxes of $7.9 million). Earnings from discontinued operations do not include any allocation of general overhead expenses.

CRITICAL ACCOUNTING AREAS

The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. The Company's estimates are based on historical experience and currently available information. Management's Discussion and Analysis of
Financial Condition and Results of Operations and the Accounting Policies Footnote in the Company's Annual Report on
Form 10-K for the fiscal year ended December 31, 2003 describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. Actual results in these areas could differ from management's estimates.
There have been no significant changes in the Company's critical accounting estimates during the first six months of 2004.
In addition to the critical accounting policies disclosed in the Company's Annual Report on Form 10-K, the following should be considered:

Recoverability of Goodwill

The Company tests the recoverability of goodwill of each of its reporting units on an annual basis as of July 31, or sooner if events occur or circumstances change, by comparing the net book value to the estimated fair value of each of its reporting units to determine if there is a potential impairment issue. The fair value is estimated based on discounted projected cash flows. In estimating the discounted projected cash flows, the Company utilizes estimated long-term revenue and cash flow forecasts developed as part of its planning process, as well as assumptions of terminal value, together with its weighted average cost of capital, to determine fair value. If the fair value is not sufficient to cover the carrying value of the reporting unit, the Company calculates the goodwill impairment amount related to that reporting unit in accordance with FASB
Statement No. 142, "Goodwill and Other Intangible Assets." Any impairment is recorded to earnings in the period in which the amount has been determined.

The Company's cash flow projections used to estimate the fair value of its reporting units are based on subjective estimates, the most significant of which are selling prices and their relationship to raw material costs, sales volumes and cost reduction or savings benefits. Deviations of actual results from the Company's estimates, as well as a change in the discount rate utilized, could impact the fair value estimates used to determine whether an impairment exists. Based on the fair value estimates used in July 2003 to test goodwill for impairment in accordance with FASB Statement No. 142, the Company concluded that no impairment existed for any of its reporting units. However, the fair value estimate related to the
Company's plastic additives reporting unit (included in the Polymer Additives reporting segment) was only slightly
(approximately $23 million) above the carrying value of that reporting unit at July 31, 2003.

Although the Company believes that its projections reflect its best estimates of the future performance of its reporting units, changes in estimates of selling prices, raw material costs, cost reduction or savings benefits and sales volume used to project the cash flows for the plastic additives reporting unit could have an impact on the fair value used to test goodwill of the reporting unit for impairment. Any increases in the estimated future cash flows of the plastic additives reporting unit would have had no impact on the carrying value of that reporting unit. However, a decrease in estimated future cash flows could require the Company to allocate the fair value of the reporting unit among the assets and liabilities of that reporting unit for the purpose of determining whether recognition of a goodwill impairment charge was required.

The relationship of raw material price increases to selling price increases is currently the most sensitive factor affecting the operating results for the plastic additives reporting unit. During periods of escalating raw material prices, the Company attempts to match or surpass its raw material price increases with corresponding selling price increases. However, the
Company may not always be able to immediately raise prices, resulting in a decline in its gross margin. If gross margins used in the plastic additives projections were assumed to be 1% lower as a result of these factors, the corresponding impact on the current estimate of future cash flows would require the Company to recognize an impairment loss of approximately
$70 million, assuming the fair values of the other assets and liabilities of the plastic additives reporting unit were equal to their carrying amounts.

If the Company had been required to recognize a goodwill impairment charge relating to the plastic additives reporting unit, it would not have had a direct impact on the Company's liquidity and capital resources because impairment charges are non cash losses that do not impact the leverage or interest coverage ratios under the Company's domestic credit facility.

The Company's annual impairment test is performed at July 31; however, the Company continually monitors and evaluates business and competitive conditions that affect its operations and reflects the impact of these factors in its financial projections. If permanent or sustained changes in business and competitive conditions occur, they can lead to revised projections that could potentially give rise to impairment charges.

Contingencies

On an ongoing basis, the Company assesses potential liabilities related to any lawsuits or claims brought against it, including antitrust related matters. The Company accrues for such liabilities when it determines that it is probable that a loss has been incurred and a reasonable estimate of the loss can be made. Predicting the outcome of claims and litigation, and estimating related costs and expenses involves substantial uncertainties that could cause actual costs to vary materially from estimates.
In making the determination of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, the nature of specific claims including unasserted claims, the Company's experience with similar types of claims, the jurisdiction in which the matter is filed, the existence of other defendants, input from outside legal counsel and the current status of the matter. The Company also assesses the likelihood of recovery from insurance, and, in those cases in which realization of an insurance recovery is deemed probable, the Company records a corresponding asset.
The Company intends to assert all meritorious legal defenses and all other equitable factors that are available to it with respect to such matters; however, the resolution of these matters could have a material adverse effect on its consolidated results of operations and cash flows. For further information see the Antitrust Investigations and Related Matters disclosure included herein.

Environmental Matters

The Company is involved in claims, litigation, administrative proceedings, and investigations of various types in a number of jurisdictions. A number of such matters involve claims for a material amount of damages and relate to or allege environmental liabilities, including clean-up costs associated with hazardous waste disposal sites, natural resource damages, property damage, and personal injury. The Company and some of its subsidiaries have been identified by federal, state, or local governmental agencies, and by other potentially responsible parties (each, a ''PRP'') under the Comprehensive
Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States. In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United
States and abroad.

Each quarter, the Company evaluates and reviews estimates for future remediation, and operation and management costs directly related to remediation, to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. As of June 30, 2004, the Company's reserves for environmental remediation activities totaled $106.7 million. As of June 30, 2004, the Company estimates its potential currently determinable environmental liability to range from $96 million to $117 million. The Company's reserves include estimates for determinable clean-up costs. At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company believes that the likelihood of a material adverse effect resulting from the currently indeterminable clean-up costs is remote; however, while it intends to assert all meritorious legal defenses and other equitable factors that are available with respect to these matters, the final cost of clean-up at these sites cannot be determined at this time, could exceed the Company's present estimates, and could have, individually or in the aggregate, a material adverse effect on its financial condition, results of operations and cash flows.

In addition, it is possible that the Company's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

The Company intends to assert all meritorious legal defenses and other equitable factors that are available with respect to these matters and believes that the likelihood of a material adverse effect resulting from the currently indeterminable remedial costs or damages is remote. However, the resolution of the environmental matters now pending or hereafter asserted against the Company or any of its subsidiaries could require the Company to pay remedial costs or damages, which are not currently determinable, could exceed the Company's present estimates, and as a result could have, either individually or in the aggregate, a material adverse effect on its financial condition, results of operations and cash flows.

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

On May 19, 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, "Accounting and Disclosure Requirements
Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP No. 106-2 supersedes FSP
No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and
Modernization Act of 2003." FSP No. 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor post-retirement health care plans that provide prescription drug benefits, and requires employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. FSP 106-2 will be effective for the first interim period beginning after June 15, 2004. It has been determined that most of the Company's post-retirement health care plans that provide prescription drug benefits are actuarially equivalent to Medicare Part D based on a reasonable interpretation of what the regulations will likely require and therefore the Company would be eligible to receive the subsidy.
As a result, the Company has adopted the FSP No. 106-2 during the second quarter of 2004 and has recorded a reduction to the net periodic post-retirement benefit cost of $0.5 million and $1.0 million for the second quarter and six months ended
June 30, 2004, respectively.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Form 10-Q are forward-looking statements that involve risks and uncertainties, including, but not limited to, general economic conditions, the outcome and timing of antitrust investigations and related civil lawsuits to which the Company is subject, the ability to obtain selling price increases, the ability to obtain and timing of new financing, pension and other post-retirement benefit plan assumptions, energy and raw material prices and availability, production capacity, changes in interest rates and foreign currency exchange rates, changes in technology, market demand and customer requirements, the enactment of more stringent environmental laws and regulations, the ability to realize expected cost savings under the Company's cost reduction initiatives, the amount of any additional earn-out payments from GE, and other risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission. These statements are based on the Company's estimates and assumptions and on currently available information. The forward-looking statements include information concerning our possible or assumed future results of operations, and the Company's actual results may differ significantly from the results discussed. Forward-looking information is intended to reflect opinions as of the date this
Form 10-Q was filed and such information will not necessarily be updated by the Company.

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

The fair market value of long-term debt is subject to interest rate risk. The Company's long-term debt amounted to $400.0 million at June 30, 2004. The fair market value of such debt as of June 30, 2004 was $414.3 million, which has been determined primarily based on quoted market prices.

The Company uses price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases. In January 2004, these contracts were designated as hedges of a portion of the Company's forecasted natural gas purchases for a rolling two-year period. These contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based.
The differential paid or received as natural gas prices change is recognized as an adjustment to cost of products sold. The fair value of the contracts at June 30, 2004 of $4.5 million was recorded as a component of accumulated other comprehensive loss. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes.
A hypothetical ten percent increase in the cost of natural gas at June 30, 2004 would result in an increase in the fair market value of the outstanding derivatives by $3.9 million to a fair market value of $8.3 million; conversely a hypothetical ten percent decrease in the cost of natural gas would result in a decrease in the fair market value of the outstanding derivatives by $3.9 million to a fair market value of $0.6 million.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is involved in claims, litigation, administrative proceedings, and investigations of various types in a number of jurisdictions. A number of such matters involve, or may involve, claims for a material amount of damages and relate to or allege environmental liabilities, including clean-up costs associated with hazardous waste disposal sites, natural resource damages, property damage and personal injury.

Environmental Liabilities

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by us, and the anticipated time frame over which payments toward the remediation plan will occur. As of
June 30, 2004, the Company's reserves for environmental remediation activities totaled $106.7 million. The Company estimates its potential currently determinable environmental liability to range from $96 million to $117 million as of June 30,
2004. The Company's reserves include estimates for determinable clean-up costs. At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and other equitable factors that are available with respect to these matters, and believes that the likelihood of a material adverse effect resulting from the currently indeterminable clean-up costs is remote.
However, the final cost of clean-up at these sites could exceed the Company's present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company's financial condition, results of operations and cash flows.
With respect to Witco's former Bradford, Pennsylvania property, the Company and a third party are jointly and severally responsible for paying to the Pennsylvania Department of Environmental Protection a civil penalty of $0.2 million for alleged violations of state environmental law. In addition, it is possible that estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

The Company and some of its subsidiaries have been identified by federal, state, or local governmental agencies, and by other potentially responsible parties (a "PRP") under the Comprehensive Environmental Response, Compensation and
Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States. Because these regulations have been construed to authorize joint and several liability, the EPA could seek to recover all costs involving a waste disposal site from any one of the PRPs for such a site, including the Company, despite the involvement of other PRPs. In many cases, the Company is one of several hundred PRPs so identified. In a few instances, the Company is one of only a handful of PRPs, and at one site the Company is the only PRP performing investigation and remediation. In certain instances, a number of other financially responsible PRPs are also involved, and the Company expects that any ultimate liability resulting from such matters will be apportioned between the
Company and such other parties. In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.

Vertac. Uniroyal and its Canadian subsidiary, Crompton Co./Cie (formerly Uniroyal Chemical Co./Cie and as Uniroyal
Chemical Ltd./Ltee) were joined with others as defendants in consolidated civil actions brought in the United States District
Court, Eastern District of Arkansas, Western Division (''Court'') by the United States of America, the State of Arkansas and
Hercules Incorporated (''Hercules''), relating to a Vertac Chemical Corporation site in Jacksonville, Arkansas. Although
Uniroyal has been dismissed from the litigation, the proceedings continue against Crompton Co./Cie. On May 21, 1997, the
Court entered an order finding that Crompton Co./Cie is jointly and severally liable to the United States, and finding that
Hercules and Crompton Co./Cie are liable to each other in contribution. On October 23, 1998, the Court entered an order granting the United States' motion for summary judgment against Crompton Co./Cie and Hercules as to the amount of their claimed removal and remediation costs of $102.9 million at the Vertac site. Trial on the allocation of these costs as between
Crompton Co./Cie and Hercules was concluded on November 6, 1998, and on February 3, 2000, the Court entered an Order finding Crompton Co./Cie liable to the United States for approximately $2.3 million and liable to Hercules in contribution for approximately $0.7 million. The Court found that Hercules was responsible for the remaining costs of the cleanup. On April
10, 2001, the United States Court of Appeals for the Eighth Circuit (''Appeals Court'') (i) reversed a decision in favor of the
United States and against Hercules with regard to the issue of divisibility of harm and remanded the case back to the Court for a trial on the issue; (ii) affirmed the finding of arranger liability against Crompton Co./Cie; and (iii) set aside the findings of contribution between Hercules and Crompton Co./Cie by the Court pending a decision upon remand. The Appeals Court also deferred ruling on all constitutional issues raised by Hercules and Crompton Co./Cie pending subsequent findings by the
Court. On June 6, 2001, the Appeals Court denied Crompton Co./Cie's petition for rehearing by the full Appeals Court on the
Appeals Court's finding of arranger liability against Crompton Co./Cie and on December 10, 2001, Crompton Co./Cie's
Petition for a Writ of Certiorari to the United States Supreme Court with regard to the issue of its arranger liability was denied. On December 12, 2001, the Court concluded hearings pursuant to the April 10, 2001 remand by the Appeals Court and briefing on the issue of divisibility was completed in January 2003. A decision from the Court is expected during the third quarter of 2004. If Hercules prevails in its divisibility argument on remand, the Company might become liable under a joint and several liability theory for a significant share of the liability that had previously been allocated to Hercules.

Petrolia. In April 2004, the Company and other owners of property near our Petrolia, Pennsylvania facility were named as defendants in a toxic tort class action lawsuit alleging contamination in and around the named areas that gave rise to certain property damage and personal injuries. The plaintiffs also seek clean-up by the defendants of the alleged contamination. This action is in an early procedural stage of litigation, and the Company cannot predict its outcome.

The Company intends to assert all meritorious legal defenses and other equitable factors that are available with respect to these matters, and believe that the likelihood of a material adverse effect resulting from the currently indeterminable remedial costs or damages is remote. However, the resolution of the environmental matters now pending or hereafter asserted against the Company or any of its subsidiaries could require the Company to pay remedial costs or damages in excess of its present estimates, and as a result could, either individually or in the aggregate, have a material adverse effect on the Company's financial condition, results of operations and cash flows.

Antitrust Investigations and Related Matters

Antitrust Investigations

On May 27, 2004, the Company pled guilty to a one-count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period between July 1995 to 2001. The U.S. federal court imposed a fine of $50.0 million, payable in six annual installments, without interest, beginning in 2004. In light of the
Company's cooperation with the U.S. Department of Justice (the "DOJ"), the court did not impose any period of corporate probation.

On May 28, 2004, the Company pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Canadian federal court imposed a sentence requiring the Company to pay a fine of CDN $9.0 million (approximately U.S. $7.0 million), payable in six annual installments, without interest, beginning in
2004.

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

The Company and certain of its subsidiaries are subjects of, and continue to cooperate in, coordinated criminal and civil investigations being conducted by the DOJ, the Canadian Competition Bureau and the EC (collectively, the "Governmental
Authorities") with respect to possible antitrust violations relating to the sale and marketing of certain other products, including ethylene propylene diene monomer (EPDM); heat stabilizers, including tin-based stabilizers and precursors, mixed metal stabilizers and epoxidized soybean oil (ESBO); nitrile rubber; and urethanes and urethane chemicals. Such investigations concern anticompetitive practices, including price fixing and customer or market allocations, undertaken by the
Company and such subsidiaries and certain of their officers and employees. The Company and its subsidiaries that are subject to the investigations have received from each of the Governmental Authorities verbal or written assurances of conditional amnesty from prosecution and fines. The EC's grant of conditional amnesty with respect to heat stabilizers is presently limited to tin-based stabilizers and their precursors, but the Company expects to be granted conditional amnesty by the EC with respect to mixed metal stabilizers and ESBO in the near future. The assurances of amnesty are conditioned upon several factors, including continued cooperation with the Governmental Authorities. The Company is actively cooperating with the Governmental Authorities regarding such investigations.

In addition, the Company has completed its internal investigation of the Company's business and products to determine compliance with applicable antitrust law and with Company's antitrust guidelines and policies. During the course of its internal investigation, the Company has strengthened its training and compliance programs and has taken certain actions with respect to certain employees, including termination of employment and other disciplinary actions.

The Company does not expect the previously described resolution of the rubber chemicals investigations by the United States and Canada to have a material adverse effect on its cash flows. However, the resolution of any other possible antitrust violations against the Company and certain of its subsidiaries and the resolution of any civil claims now pending or hereafter asserted against them may have a material adverse effect on the Company's financial condition, results of operations, cash flows, and prospects. No assurances can be given regarding the outcome or timing of these matters.

The Company's antitrust costs slightly increased from $4.1 million (pre-tax) during the immediately prior fiscal quarter ended March 31, 2004 to $4.4 million (pre-tax) for the fiscal quarter ended June 30, 2004. The Company expects to continue to incur substantial costs until all antitrust investigations are concluded and civil claims are resolved.

Civil Lawsuits

U.S. Federal Antitrust Actions.
The Company, individually or together with certain of its subsidiaries and other companies, is a defendant in certain direct purchaser lawsuits filed in federal courts during the period from late March 2003 through July 2004 involving the sale of rubber chemicals, EPDM, plastic additives (including heat stabilizers, impact modifiers, and processing aids), nitrile rubber, urethanes and urethane chemicals, and polychloroprene.

With respect to rubber chemicals, the Company, its subsidiary Uniroyal Chemical Company, Inc. ("Uniroyal") and other companies are defendants in a single, consolidated direct purchaser class action lawsuit filed in the United States District
Court, Northern District of California, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased rubber chemicals in the United States directly from any of the defendants, or any present or former parent, subsidiary, or affiliate, at any time during the period from January 1, 1994 through the present. In addition to the consolidated action, the Company, its subsidiary Uniroyal and other companies are defendants in a single direct purchaser class action lawsuit, also filed in the United States District Court, Northern District of California, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased rubber chemicals in the United States directly from any of the defendants at any time during the period from January 1, 1994 through the present. In addition, the Company, its subsidiary
Uniroyal and other companies are defendants in a single direct purchaser lawsuit, filed in the United States District Court,
Western District of Pennsylvania, by RBX Industries with respect to purchases of rubber chemicals from one or more of the defendants.

With respect to EPDM, the Company, its subsidiary Uniroyal and other companies are defendants in a single, consolidated direct purchaser class action lawsuit filed in the United States District Court, District of Connecticut, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased EPDM in the United States directly from any of the defendants, or any present or former parent, subsidiary, or affiliate, at any time during the period from January 1, 1997 through December 31, 2001. In addition to the consolidated action, the Company, its subsidiary Uniroyal and other companies are defendants in a single direct purchaser lawsuit filed in the Northern District of Ohio by Goodyear Tire and
Rubber Company with respect to purchases of EPDM and polychloroprene from one or more of the defendants. Although the Company does not sell or market polychloroprene, the complaint alleges that producers of EPDM, including the
Company, and producers of polychloroprene conspired to raise prices with respect to both products.

With respect to plastic additives, the Company and other companies are defendants in a single, consolidated direct purchaser class action lawsuit filed in the United States District Court, Eastern District of Pennsylvania, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased plastic additives in the United States directly from any of the defendants or from any predecessors, parents, subsidiaries, or affiliates at any time during the period from
January 1, 1990 through January 31, 2003.

With respect to nitrile rubber, the Company, its subsidiary Uniroyal and other companies are defendants in a single, consolidated direct purchaser class action lawsuit filed in the United States District Court, Western District of Pennsylvania,
by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased nitrile rubber from any of the defendants or from any predecessors, parents, subsidiaries, or affiliates at any time during the period from January 1,
1995 through June 30, 2003. A defendant in such action, ParaTec Elastomers LLC, a former joint venture in which the
Company previously owned a majority interest but now has no interest, has asserted a cross claim against the Company in this class action, seeking damages that ParaTec Elastomers LLC has allegedly suffered or may suffer as a result of its actions.

With respect to urethanes and urethane chemicals, the Company, its subsidiary Uniroyal and other companies are defendants in twenty-two direct purchaser class action lawsuits filed in several jurisdictions, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased urethanes and urethane chemicals from any of the defendants or from any co-conspirators, predecessors, parents, subsidiaries, or affiliates at any time during varying periods with the earliest commencing on January 1, 1994.

The complaints in these actions principally allege that the defendants conspired to fix, raise, maintain, or stabilize prices for rubber chemicals, EPDM, plastic additives, nitrile rubber or urethanes, and urethane chemicals, as applicable, sold in the
United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of unspecified amounts, costs (including attorneys' fees) and injunctive relief preventing further violations of the Sherman Act.

U.S. State Antitrust Class Actions.
With respect to rubber chemicals, the Company, certain of its subsidiaries and other companies are defendants in nine pending putative indirect purchaser class action lawsuits filed during the period from October 2002 through April 21, 2004 in state courts in nine states. The putative class in eight of the actions comprises all persons within each of the applicable states who purchased tires other than for resale that were manufactured using rubber processing chemicals sold by the defendants since 1994. The complaints principally allege that the defendants agreed to fix, raise, stabilize, and maintain the price of rubber processing chemicals used as part of the tire manufacturing process in violation of state antitrust and consumer protection laws and that this caused injury to individuals who paid more to purchase tires as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, interest, and attorneys' fees and costs. The putative class in the remaining action comprises all persons within the Commonwealth of
Massachusetts who purchased for non-commercial purposes any product containing rubber chemicals sold by the defendants from January 1, 1994 to December 31, 2001. The complaint principally alleges that the defendants agreed to fix, raise, stabilize, and maintain the price of rubber chemicals distributed or sold in Massachusetts and throughout the United States and that the plaintiff and the alleged class were injured. The plaintiff seeks, among other things, double or treble damages of an unspecified amount, interest and attorneys' fees and costs. The Company and its defendant subsidiaries have filed motions to dismiss on substantive and personal jurisdictional grounds or answers with respect to each of these actions, with the exception of the Massachusetts action in which a responsive pleading has not yet been filed. Certain motions to dismiss remain pending. Certain motions to dismiss have been denied by the applicable court and are being, or will be, appealed by the Company and its defendant subsidiaries.

With respect to EPDM, the Company, its subsidiary Uniroyal and other companies are defendants in five pending putative indirect purchaser class action lawsuits, filed during the period of October 31, 2003, through July 6, 2004. The putative class in these actions comprises all persons or entities in California, North Carolina, Florida, New York, or Iowa, respectively, who indirectly purchased EPDM at any time from at least January 1, 1994. These complaints principally allege that the Company conspired to fix, raise, stabilize, and maintain the price of EPDM and allocate markets and customers in the United States, including California, North Carolina, Florida, New York, and Iowa, respectively, in violation of the laws of those states and that this caused injury to purchasers who paid more to purchase indirectly EPDM as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, single or treble damages of an unspecified amount, costs (including attorneys' fees), and disgorgement of profits.

With respect to plastic additives, the Company and other companies are defendants in a direct purchaser class action lawsuit, filed on April 8, 2003 in Ohio, by a plaintiff on behalf of itself and a class consisting of all individuals and entities that purchased plastic additives directly from the defendants in Ohio since 1999. The Company, its subsidiary Uniroyal and other companies are also defendants in a single indirect purchaser class action lawsuit, filed on May 11, 2004, in California. The putative class in this action comprises all persons in California who indirectly purchased plastic additives from the defendants during the period from January 1, 1990 through May 6, 2004. The complaints principally allege that the defendants and co-
conspirators agreed to fix, raise, stabilize, and maintain the price of plastic additives in violation of the laws of Ohio and
California, and that this caused injury to purchasers who paid more to purchase plastic additives as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, costs (including attorneys' fees), and injunctive relief preventing the defendants from continuing the unlawful activities alleged in the complaint.

With respect to nitrile rubber, the Company, its subsidiary Uniroyal and other companies are defendants in six indirect purchaser class action lawsuits, filed in March, April, and May 2004 in California. The putative class in these actions comprise all persons or entities in California who indirectly purchased nitrile rubber at various times from January 1, 1994.
The complaints principally allege that the Company conspired to fix, raise, stabilize, and maintain the price of nitrile rubber and allocate markets and customers in the United States and California in violation of California's Cartwright Act and Unfair
Competition Act and that this caused injury to purchasers who paid more to purchase, indirectly, nitrile rubber as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, costs (including attorneys' fees), and disgorgement of profits.

With respect to urethanes and urethane chemicals, the Company, its subsidiary Uniroyal and other companies are defendants in ten pending putative indirect purchaser class action lawsuits, nine filed during the period from March through June 2004 in
California, and one filed in April 2004 in Tennessee. The putative class in the California actions comprises all persons or entities in California who indirectly purchased urethanes and urethane chemicals at any time during various periods with the earliest commencing on January 1, 1990. The putative class in the Tennessee action is all natural persons who indirectly purchased urethanes and urethane chemicals during the period from January 1, 1994 to April 2004. The complaints principally allege that the Company conspired to fix, raise, stabilize, and maintain the price of urethanes and urethane chemicals and allocate markets and customers in violation of the laws of California and Tennessee, and that this caused injury to purchasers who paid more to purchase, indirectly, urethanes and urethane chemicals as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, costs (including attorneys' fees), and disgorgement of profits.

Canadian Antitrust Actions.
Two motions for authorization to commence a class action were filed in May 2004, in Superior Court in Quebec, Canada, one in the District of St. Francois and the other in the District of Montreal. The Company, its subsidiary Crompton Co./Cie and other companies are named as parties respondent in the motion filed in St. Francois. The Company and certain other companies are named as parties respondent in the motion filed in Montreal. The motions were filed on behalf of persons and entities that purchased rubber chemicals directly or indirectly from the parties respondent during various periods commencing in July 1995.

Federal Securities Class Actions.
Between July and August 2003, plaintiffs filed two federal securities class action lawsuits in Connecticut against the
Company and certain of its current and former officers and directors. The court consolidated these actions and appointed lead plaintiffs and lead counsel. On June 21, 2004, plaintiffs served a consolidated amended class action complaint.

The consolidated amended class action complaint, which purports to be filed on behalf of a class consisting of all purchasers or acquirers of its stock between October 1998 and October 2002, principally alleges that the Company and certain of its current and former officers and directors caused the Company's shares to trade at artificially inflated prices by issuing false and misleading statements that violated the federal securities laws by reporting inflated profits resulting from an alleged illegal, undisclosed price-fixing conspiracy. The putative class includes former Witco Corp. shareholders who acquired their securities in the Crompton-Witco merger pursuant to a registration statement that allegedly contained misstated financial results. The consolidated amended complaint asserts claims against the Company and certain of its current and former officers and directors under Section 11 of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934,
and Rule 10b-5 promulgated thereunder. Plaintiffs also assert claims for control person liability under Section 15 of the
Securities Act of 1933 and Section 20 of the Securities Exchange Act of 1934 against certain of the Company's current and former officers and directors.

The consolidated amended complaint also asserts claims for breach of fiduciary duty against certain of its current and former directors for actions they allegedly took as former Witco Corp. directors in connection with the Crompton-Witco merger.

The plaintiffs seek, among other things, unspecified damages, interest, and attorneys' fees and costs.

Shareholder Derivative Lawsuit
The Company and its board of directors are defendants in a shareholder derivative lawsuit filed on August 25, 2003 in
Connecticut state court, nominally brought on behalf of the Company. The complaint principally alleges that the Company's directors breached their fiduciary duties by causing the Company's shares to trade at artificially inflated levels through the issuance of false and misleading financial statements by inflating profits as a result of engaging in an illegal price-fixing conspiracy with respect to rubber chemicals. The plaintiffs contend that this wrongful conduct caused the Company's financial results to be inflated, cost the Company its credibility in the marketplace and market share, and has and will continue to cost the Company millions of dollars in investigative and legal fees. The plaintiffs seek, among other things, punitive damages of an unspecified amount, prejudgment interest, and attorneys' fees and costs. On March 1, 2004, the state court stayed proceedings in the derivative action until September 20, 2004.

The actions described above are in early procedural stages of litigation and, accordingly, the Company cannot predict their outcome. The Company will seek cost-effective resolutions to the various pending and threatened legal proceedings and governmental investigations regarding its operations; however, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company's financial condition, results of operations and prospects. The Company has not recorded a charge for potential liabilities and expenses in connection with the civil claims, because it is not yet able to reasonably estimate a reserve for such potential costs.

Other

The Company is routinely subject to other civil claims, litigation and arbitration, and regulatory investigations, arising in the ordinary course of its present business as well as in respect of its divested businesses. Some of these claims and litigations relate to product liability claims, including claims related to the Company's current products and asbestos-related claims concerning premises and historic products of its corporate affiliates and predecessors. The Company believes that it has strong defenses to these claims. These claims have not had a material impact on the Company to date and the Company believes the likelihood that a future material adverse outcome will result from these claims is remote. However, the Company cannot be certain that an adverse outcome of one or more of these claims would not have a material adverse effect on its business or results of operations.

ITEM 6.     Exhibits and Reports on Form 8-K

  The following documents are filed as part of this report:

Number	Description
10.1

Amendment pursuant to Waiver No. 3 dated as of July 1, 2004, to the Five-Year
Credit Agreement dated as of October 28, 1999, by and among the Registrant, certain subsidiaries of the Registrant, various banks, JPMorgan Chase Bank, as
Syndication Agent; CitiCorp USA, Inc. (as successor to Citibank, N.A. in its capacity as Administrative Agent), as Administrative Agent; and Bank of America,
N.A. and Deutsche Bank Securities Inc. (formerly known as Deutsche Banc Alex
Brown Inc.) as Co-Documentation Agents (filed herewith).

10.2	Separation Agreement dated April 27, 2004 by and between the Registrant and Vincent A. Calarco (filed herewith).
10.3	Separation Agreement dated June 22, 2004 by and between the Registrant and Peter Barna (filed herewith).
10.4	Consulting Agreement dated June 7, 2004 by and between the Registrant and Vincent A. Calarco (filed herewith).
15	Accountants' Acknowledgement (filed herewith).
31.1	Certification of Periodic Financial Reports by Crompton Corporation's Chief Executive Officer (Section 302) (filed herewith).
31.2	Certification of Periodic Financial Reports by Crompton Corporation's Chief Financial Officer (Section 302) (filed herewith).
32.1	Certification of Periodic Financial Reports by Crompton Corporation's Chief Executive Officer (Section 906) (filed herewith).
32.2	Certification of Periodic Financial Reports by Crompton Corporation's Chief Financial Officer (Section 906) (filed herewith).

  The following Reports on Form 8-K have been filed during the second quarter of 2004 and through the date of this filing:
      Report on Form 8-K dated July 1, 2004, reporting on Item 5 (Other Events and Regulation FD
      Disclosure) and Item 7 (Financial Statements and Exhibits);
      Report on Form 8-K dated July 20, 2004, reporting on Item 5 (Other Events and Regulation FD
      Disclosure) and Item 7 (Financial Statements and Exhibits);
      Report on Form 8-K dated July 21, 2004, reporting on Item 5 (Other Events and Regulation FD
      Disclosure) and Item 7 (Financial Statements and Exhibits);
      Report on Form 8-K dated July 21, 2004, reporting on Item 7 (Financial Statements and Exhibits)
      and Item 9 (Regulation FD Disclosure); and
      Report on Form 8-K dated July 22, 2004, reporting on Item 7 (Financial Statements and Exhibits)
      and Item 12 (Results of Operations and Financial Condition).*

*    In accordance with General Instruction B of Form 8-K, the Report submitted to the Securities and Exchange Commission under Item 12 of Form 8-K is not deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934
     (the "Exchange Act"), and we are not subject to the liabilities of that section. We are not incorporating, and will not incorporate by reference, such Report into any filing under the Securities Act of 1933 or the Exchange Act.

CROMPTON CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crompton Corporation

       (Registrant)
Date: August 2, 2004, 2004	/s/ Michael F. Vagnini
Name: Michael F. Vagnini Title: Vice President and Controller (Principal Accounting Officer)

Date: August 2, 2004	/s/ Barry J. Shainman
Name: Barry J. Shainman Title: Secretary