Form 10-Q
period 2004-09-30
CROMPTON CORP
filed 2004-11-08
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Class Outstanding at September 30, 2004 Common Stock - $.01 par value 114,767,866

CROMPTON CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements and Accompanying Notes

CROMPTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
Third quarter and nine months ended September 30, 2004 and 2003
(In thousands of dollars, except per share data)

	Third quarter ended		Nine months ended

	2004	2003	2004	2003

Net sales	$639,397	$559,189	$1,910,484	$1,624,062

Cost of products sold	466,677	410,254	1,421,557	1,189,849
Selling, general and administrative	92,785	91,504	281,384	263,604
Depreciation and amortization	31,216	30,318	93,056	84,816
Research and development	12,593	12,767	37,455	37,553
Equity (income) loss	(145)	1,073	(9,838)	(6,769)
Facility closures, severance and related costs	40,376	10,566	46,065	14,071
Antitrust costs	8,426	5,385	16,829	26,260

Operating profit (loss)	(12,531)	(2,678)	23,976	14,678
Interest expense	20,579	20,664	55,666	72,938
Loss on early extinguishment of debt	20,063	24,699	20,063	24,699
Other (income) expense, net	7,199	3,414	(82,613)	7,454

Earnings (loss) from continuing operations before income
taxes and cumulative effect of accounting change	(60,372)	(51,455)	30,860	(90,413)
Income tax expense (benefit)	(17,520)	(16,953)	11,675	(29,791)

Earnings (loss) from continuing operations before
cumulative effect of accounting change	(42,852)	(34,502)	19,185	(60,622)
Earnings from discontinued operations	-	3,057	-	26,314
Gain on sale of discontinued operations	2,142	111,692	2,142	111,692
Cumulative effect of accounting change	-	-	-	(401)

Net earnings (loss)	$(40,710)	$80,247	$21,327	$76,983

Basic and diluted earnings (loss) per common share:
Earnings (loss) from continuing operations before
cumulative effect of accounting change	$(0.37)	$(0.31)	$0.17	$(0.54)
Earnings from discontinued operations	-	0.03	-	0.23
Gain on sale of discontinued operations	0.02	1.00	0.02	0.99
Cumulative effect of accounting change	-	-	-	-

Net earnings (loss)	$(0.35)	$0.72	$0.19	$0.68

See accompanying notes to condensed consolidated financial statements.

CROMPTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2004 (Unaudited) and December 31, 2003
(In thousands of dollars)
	September 30,	December 31,
	2004	2003

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$136,933	$39,213
Accounts receivable	212,198	210,190
Inventories	397,135	390,199
Other current assets	156,905	170,852

Total current assets	903,171	810,454

NON-CURRENT ASSETS
Property, plant and equipment	722,517	774,612
Cost in excess of acquired net assets	418,688	418,607
Other assets	497,259	525,509

	$2,541,635	$2,529,182

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term borrowings	$3,496	$60,695
Accounts payable	202,634	232,127
Accrued expenses	267,040	267,472
Income taxes payable	132,106	130,284
Other current liabilities	17,533	10,667

Total current liabilities	622,809	701,245

NON-CURRENT LIABILITIES
Long-term debt	862,024	754,018
Pension and post-retirement health care liabilities	549,446	566,966
Other liabilities	195,974	204,244

STOCKHOLDERS' EQUITY
Common stock	1,192	1,192
Additional paid-in capital	1,033,139	1,034,027
Accumulated deficit	(586,025)	(590,157)
Accumulated other comprehensive loss	(93,753)	(96,463)
Treasury stock at cost	(43,171)	(45,890)

Total stockholders' equity	311,382	302,709

	$2,541,635	$2,529,182

See accompanying notes to condensed consolidated financial statements.

CROMPTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30, 2004 and 2003
(In thousands of dollars)
Increase (decrease) in cash	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$21,327	$76,983
Adjustments to reconcile net earnings to net
cash provided by (used in) operations:
Gain on sale of discontinued operations	(2,142)	(111,692)
Gain on sale of Gustafson joint venture	(90,938)	-
Loss on early extinguishment of debt	20,063	24,699
Cumulative effect of accounting change	-	401
Depreciation and amortization	93,056	105,534
Equity income	(9,838)	(6,769)
Changes in assets and liabilities, net:
Accounts receivable	(7,162)	50,410
Accounts receivable - securitization	1,859	(18,767)
Inventories	(9,911)	10,047
Accounts payable	(28,724)	(70,747)
Other	18,767	(78,127)

Net cash provided by (used in) operations	6,357	(18,028)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	142,270	643,115
Capital expenditures	(43,983)	(55,104)
Other investing activities	281	(250)

Net cash provided by investing activities	98,568	587,761

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on domestic credit facility	(57,000)	-
(Payments to) proceeds from short-term borrowings	(350,441)	961
Payments on long term borrowings	(140,006)	(477,627)
Proceeds from long term borrowings	597,499	-
Premium paid on early extinguishment of debt	(19,044)	(23,804)
Payments for debt issuance costs	(22,106)	-
Dividends paid	(17,192)	(16,993)
Treasury stock acquired	-	(22,080)
Other financing activities	1,276	1,137

Net cash used in financing activities	(7,014)	(538,406)

CASH
Effect of exchange rates on cash	(191)	1,516

Change in cash	97,720	32,843
Cash at beginning of period	39,213	16,941

Cash at end of period	$136,933	$49,784

See accompanying notes to condensed consolidated financial statements.

CROMPTON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

ACCOUNTING POLICIES

Presentation of Condensed Consolidated Financial Statements
The information in the foregoing condensed consolidated financial statements for the third quarter and nine months ended September 30, 2004 and September 30, 2003 is unaudited, but reflects all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented. The foregoing condensed consolidated financial statements include the accounts of Crompton Corporation and its wholly-owned and majority owned subsidiaries, which are collectively referred to as "the Company." Other affiliates in which the Company has a 20% to 50% ownership are accounted for in accordance with the equity method.

On April 24, 2003, the Company entered into an agreement to sell certain assets and assign certain liabilities of the OrganoSilicones business unit to the Specialty Materials division of General Electric Company (GE) and to acquire GE's Specialty Chemicals business. The transaction closed on July 31, 2003. As a result, the accompanying financial statements reflect the OrganoSilicones business unit as a discontinued operation for the periods ending prior to July 31, 2003. The operations of the OrganoSilicones business unit have been classified as earnings from discontinued operations (net of tax) in the condensed consolidated statements of operations. The condensed consolidated statements of cash flows have not been adjusted to reflect the discontinued operations and thus include the cash flows of the OrganoSilicones business for the nine months ended September 30, 2003. Refer to the Discontinued Operations footnote for further information.

Certain financial information and footnote disclosures included in the annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. It is suggested that the interim consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's 2003 Annual Report on Form 10-K. The consolidated results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results expected for the full year.

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

Included in SG&A are shipping costs of $22.0 million and $21.3 million for the third quarters ended September 30, 2004 and September 30, 2003, respectively, and $67.2 million and $61.2 million for the nine months ended September 30, 2004 and September 30, 2003, respectively.

Equity Investments
Included among the Company's equity investments at December 31, 2003 were a 50 percent ownership in Gustafson LLC and a 50 percent ownership in Gustafson Partnership, which were sold on March 31, 2004. Refer to the Divestitures footnote for further information. The Company accounted for these investments in accordance with the equity method. The combined assets and liabilities of these two investments were $93.4 million and $38.3 million, respectively, as of December 31, 2003. The combined pre-tax income of the two investments for the first quarter ended March 31, 2004 and nine months ended September 30, 2003 were $18 million and $12.9 million, respectively, of which the Company's 50 percent share is $9 million and $6.5 million, respectively.

Other
Included in the Company's condensed consolidated balance sheets at September 30, 2004 and December 31, 2003, is approximately $20 million and $13 million, respectively, of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.

Included in accounts receivable are allowances for doubtful accounts of $19.6 million at September 30, 2004 and $17.8 million at December 31, 2003.

Accumulated depreciation amounted to $856.9 million at September 30, 2004 and $828.0 million at December 31, 2003.

INDEBTEDNESS AND REFINANCING

On August 16, 2004, the Company completed a multipart refinancing program (the "Refinancing") totaling $945 million. The Refinancing included $600 million aggregate principal amount of privately offered senior notes (the "New Senior Notes"). The New Senior Notes are a combination of $375 million aggregate principal amount of 9 7/8% Senior Notes due 2012 (with a yield to maturity of 10.0%), and $225 million aggregate principal amount of Libor plus 5.75% Senior Floating Rate Notes due 2010 (with the interest rate resetting quarterly). The Company has also replaced its domestic credit facility with a new five-year $220 million credit facility consisting of a $120 million revolving credit facility and a $100 million pre-funded letter of credit facility. Also as a part of the Refinancing, the Company amended its domestic accounts receivable securitization program to provide three-years of funding for up to $125 million of domestic accounts receivable, which represents an increase of $10 million from the Company's previous ability to sell up to $115 million of domestic accounts receivable. There were no outstanding borrowings under the Company's new revolving domestic credit facility at September 30, 2004.

The Company used approximately $551.5 million of the Refinancing proceeds to repay $46.5 million of outstanding borrowings under its previously existing domestic credit facility and to retire all of its outstanding $350 million aggregate principal amount of 8.5% Senior Notes due 2005 and $140 million of its $150 million aggregate principal amount of 6.125% Senior Notes due 2006 (collectively the "Notes"). The purchase price to tender $261.3 million of the 8.5% Senior Notes was $1,025.88 per $1,000 principal amount, the purchased price to call the remaining $88.7 million of the 8.5% Senior Notes was $1,032.07 per $1,000 principal amount, and the purchase price to tender $140 million of the 6.125% Senior Notes was $1,038.35 per $1,000 principal. The Company also paid a consent payment of $10.00 per $1,000 principal amount of each series of Notes to certain tendering holders of the Notes, which amounted to $4 million. In addition, the Company paid $14 million of accrued and unpaid interest on validly tendered Notes and approximately $22 million of issuance costs related to the New Senior Notes and new credit facility.

As a result of the tendering of the Notes, the Company recorded a loss on early extinguishment of debt of $20.1 million during the third quarter of 2004. The loss primarily includes the premiums paid to repurchase the Notes, the consent payments and the write-off of the unamortized discount and deferred costs related to the Notes.

During the third quarter of 2003, the Company recorded a loss on early extinguishment of debt of $24.7 million. This loss was the result of the repurchase of $250 million of the Company's 8.5% Senior Notes in August 2003 utilizing the proceeds from the sale of the OrganoSilicones business unit to GE. Included in this loss was a premium of $23.8 million and a write-off of $0.9 million related to the unamortized discount and debt issuance costs related to the notes repurchased.

STOCK-BASED COMPENSATION

As permitted under Financial Accounting Standards Board (FASB) Statements No. 123, "Accounting for Stock-Based Compensation" and No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company elected to continue its historical method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Under APB 25, compensation expense for fixed plans is recognized based on the difference between the exercise price and the stock price on the date of grant. Since the Company's fixed plan awards have been granted with an exercise price equal to the stock price on the date of grant, no compensation expense has been recognized in the statement of operations for these awards. However, compensation expense has been recognized for the restricted stock awards under the Company's long-term incentive programs in accordance with the provisions of APB 25, which would be unchanged under FASB Statements No. 123 and No. 148. The following table illustrates the effect on net earnings (loss) and related per share amounts as if the Company had applied the fair value recognition provisions of Statements No. 123 and No. 148 to all stock-based employee compensation awards.

	Third quarter ended		Nine months ended

(In thousands, except per share data)	2004	2003	2004	2003

Net earnings (loss), as reported	$(40,710)	$80,247	$21,327	$76,983
Stock-based employee compensation
included in net earnings (loss), net of tax	928	(54)	1,992	263
Total stock-based employee compensation determined
under fair value based accounting method for all
awards, net of tax	(1,685)	(693)	(4,663)	(3,634)

Pro forma net earnings (loss)	$(41,467)	$79,500	$18,656	$73,612

Net earnings (loss) per share:
Basic and diluted - as reported	$(0.35)	$0.72	$0.19	$0.68
Basic and diluted - pro forma	$(0.36)	$0.71	$0.16	$0.65

FACILITY CLOSURES, SEVERANCE AND RELATED COSTS

The Company has nearly completed an activity-based restructuring initiative intended to structure the Company's operations in a more efficient and cost effective manner. On June 29, 2004, the Company offered a voluntary severance program to certain U.S. based employees intended to facilitate the implementation of the activity-based restructuring initiative by decreasing the number of involuntary separations that may otherwise be required once the organizational design phase of the initiative is completed. As a result of the voluntary program, 138 U.S. based employees voluntarily elected to terminate their employment. Based on the results of the voluntary program and on the current status of the activity-based restructuring initiative, the Company estimates that it will involuntarily terminate at least 10% of its 5,200 employee worldwide workforce over the next several months. During the third quarter of 2004, the Company recorded pre-tax charges of $10.5 million for severance costs related to the voluntary terminations, $28.4 million for the estimated severance costs related to the involuntary terminations and $1.3 million for consulting costs that have been incurred, which were directly related to developing and implementing the activity-based restructuring initiative. Voluntary severance payments of $1.4 million and consulting payments of $0.4 million were made during the third quarter.

During the first quarter of 2004, the Company appointed a new President and CEO, and the former President and CEO, Senior Vice President and CFO, and certain other executives elected to retire. As a result of this reorganization, during the second quarter of 2004, the Company completed the separation agreements for the former Chairman, President and CEO, Senior Vice President and CFO, and other executives and recorded a pre-tax charge of $2.6 million for severance and related costs. Such costs are included in facility closures, severance and related costs in the condensed consolidated statements of operations. Payments and non-cash activity related to this charge were $1 million during the third quarter of 2004. The remaining reserve balance at September 30, 2004 was $1.6 million.

In July 2003, the Company announced a cost reduction program to further eliminate overhead expenses. In order to achieve this goal, the Company expects to reduce its global workforce by approximately 375 positions, of which approximately 353 positions had been eliminated as of September 30, 2004. During the first nine months of 2004, the Company recorded an additional pre-tax charge of $0.4 million for facility closures, severance and related costs relating to the July 2003 program in the condensed consolidated statements of operations. A summary of this charge is as follows:

(In thousands)	Severance and Related Costs	Asset Write-offs	Other Facility Closure Costs	Total

2003 charge	$12,585	$396	$988	$13,969

Cash payments	(2,859)	-	(383)	(3,242)
Non-cash charges	-	(396)	-	(396)

Balance at December 31, 2003	9,726	-	605	10,331
2004 charge	389	-	(10)	379
Cash payments	(7,367)	-	(446)	(7,813)

Balance at September 30, 2004	$2,748	$-	$149	$2,897

As a result of the cost reduction initiative that began in 2001 and the relocation of the Company's corporate headquarters from Greenwich, CT to Middlebury, CT that began in 2002, the Company recorded pre-tax charges of $0.7 million and $3.6 million for facility closures, severance and related costs for the nine months ended September 30, 2004 and September 30, 2003, respectively. The related reserve activity is summarized as follows:
(In thousands)	Severance and Related Costs (a)	Asset Write-offs and Impairments (b)	Other Facility Closure Costs (c)	Total

Balance at December 31, 2002	$24,233	$-	$11,338	$35,571
2003 charge:
Continuing operations	2,711	183	2,697	5,591
Discontinued operations	15	-	15	30
Cash payments	(17,457)	-	(9,695)	(27,152)
Non-cash charges	(1,110)	(183)	(280)	(1,573)

Balance at December 31, 2003	8,392	-	4,075	12,467
2004 charge	43	559	109	711
Cash payments	(4,440)	-	(1,695)	(6,135)
Non-cash charges	-	(559)	-	(559)

Balance at September 30, 2004	$3,995	$-	$2,489	$6,484

(a)     Includes severance at various sites, including severance resulting from the corporate relocation, and pension curtailments related to closed sites.

(b)     Includes the write-off of the net book value of assets at the Greenwich, CT location that were disposed of.

(c)     Includes primarily demolition, decontamination and decommissioning costs and inventory charges related to closed sites.

In addition, during the first quarter of 2004, the Company completed the sale of its manufacturing facility in Freeport, Grand Bahama Island and recorded a $2.1 million facility closure charge primarily for asset write-offs.

DISCONTINUED OPERATIONS

On July 31, 2003, the Company sold certain assets and assigned certain liabilities of its OrganoSilicones business unit to the Specialty Materials division of GE and acquired GE's Specialty Chemicals business. The transaction resulted in a gain of $111.7 million (net of income taxes of $175.3 million). The Company received net cash proceeds in 2003 of $633.4 million, which included proceeds from its first quarterly earn-out payment of $8.75 million less certain transaction-related fees of $18.4 million. In addition, the Company acquired the GE Specialty Chemicals business with a value of $160 million. The Company will continue to receive quarterly earn-out proceeds through September 2006 based on the combined performance of GE's existing Silicones business and the OrganoSilicones business that GE acquired from the Company. The total of such earn-out proceeds will be a minimum of $105 million and a maximum of $250 million. In addition to the earn-out proceeds received in 2003, the Company received a total of $31.3 million of earn-out proceeds for the nine months ended September 30, 2004, of which $5.1 million represented additional earn-out proceeds related to the combined performance of GE's existing Silicones business and the OrganoSilicones business that GE acquired from the Company for the second quarter of 2004. The additional earn-out proceeds have not been recognized in earnings as the recognition of this additional gain is contingent upon the continued favorable future performance of GE's Silicones business through September 2006. During the third quarter of 2004, the Company and GE settled various purchase price adjustments, previously accrued for in the July 2003 gain on sale of discontinued operations, which resulted in a $14 million payment to GE. As a result of this settlement, the adjustment of indemnification and certain other reserves related to the transaction and the resolution of certain tax matters related to the transaction, the Company recorded a $2.1 million (after-tax) gain on sale of discontinued operations in the third quarter of 2004.

PRO FORMA FINANCIAL INFORMATION

The following pro forma unaudited results of operations for the third quarter and nine months ended September 30, 2003 assume that the divestiture of the OrganoSilicones business unit and the acquisition of the GE Specialty Chemicals business had been consummated as of the beginning of 2003:
	Third quarter ended	Nine months ended
(In thousands, except per share data)	2003	2003

Net sales	$570,541	$1,715,981

Loss from continuing operations before
cumulative effect of accounting change	$(33,512)	$(44,846)

Net earnings (a)	$78,180	$66,445

Basic and diluted earnings per common share:
Loss from continuing operations before cumulative
effect of accounting change	$(0.30)	$(0.40)

Net earnings	$0.70	$0.59

Weighted average shares outstanding:
Basic and diluted	111,208	112,654

(a) The pro forma net earnings for the quarter and nine months ended September 30, 2003 include a gain on the sale of discontinued operations of $111,692.

The unaudited pro forma information above has been prepared for comparative purposes only and does not purport to be indicative of the results of operations that would have occurred had the divestiture of the OrganoSilicones business unit and the acquisition of the GE Specialty Chemicals business been consummated at the beginning of 2003.

DIVESTITURES

On March 22, 2004, the Company entered into an agreement with Bayer CropScience LP in the U. S. and Bayer CropScience Inc. in Canada to sell its 50 percent interest in the Gustafson seed treatment joint venture for $124 million, of which $2 million is contingent upon a licensing consent and the execution of a related supply agreement, which the Company expects to occur by the end of the year. In addition, the Company received a deferred payment of approximately $4.9 million during the third quarter of 2004. The transaction closed on March 31, 2004 and resulted in a pre-tax gain of $90.9 million.

ACCOUNTS RECEIVABLE PROGRAMS

On April 15, 2004, the Company amended its receivables sale agreement to reduce its domestic accounts receivable securitization program from $150 million to $115 million. In connection with the Refinancing transaction in August 2004 (see the Indebtedness and Refinancing note included herein), the Company amended its domestic accounts receivable securitization program to provide three years of funding for up to $125 million of domestic receivables. Accounts receivable sold under this program were $100 million and $106.1 million as of September 30, 2004 and December 31, 2003, respectively. In addition, the Company's European subsidiaries have a separate program to sell up to approximately $128 million of their eligible accounts receivable to agent banks as of September 30, 2004. International accounts receivable sold under this program were $101.3 million and $93.3 million as of September 30, 2004 and December 31, 2003, respectively. The total costs associated with these programs of $6.9 million and $4.5 million for the nine months ended September 30, 2004 and September 30, 2003, respectively, are included in other (income) expense, net in the condensed consolidated statements of operations.

Under the domestic program, certain subsidiaries of the Company sell their accounts receivable to a special purpose entity (SPE) that has been created as a separate legal entity for the purpose of acquiring such receivables and selling an undivided interest therein to agent banks. In accordance with the domestic sale agreement, the agent banks purchase an undivided ownership interest in the accounts receivable owned by the SPE. The amount of such undivided ownership interest will vary based on the level of eligible accounts receivable as defined in the agreement. In addition, the agent banks retain a security interest in all of the receivables owned by the SPE, which was $84 million and $43.3 million as of September 30, 2004 and December 31, 2003, respectively. The balance of the unsold receivables owned by the SPE is included in the Company's accounts receivable balance on the condensed consolidated balance sheet. Under the international program, certain foreign subsidiaries of the Company sell eligible accounts receivable directly to agent banks. During the period, the Company had an obligation to service the accounts receivable sold under its domestic and international programs. The Company has treated the transfer of receivables under its domestic and international receivable programs as a sale of accounts receivable.

INVENTORIES

Components of inventories are as follows:
	(Unaudited) September 30, 2004	December 31, 2003

(In thousands)
Finished goods	$285,583	$293,846
Work in process	23,683	20,175
Raw materials and supplies	87,869	76,178

	$397,135	$390,199

GOODWILL AND INTANGIBLE ASSETS

The Company's intangible assets (excluding goodwill) are included in other assets on the balance sheet and comprise the following:
	(Unaudited)
(In thousands)	September 30, 2004		December 31, 2003

	Gross Cost	Accumulated Amortization	Gross Cost	Accumulated Amortization

Patents	$67,559	$(23,131)	$60,824	$(18,877)
Trademarks	84,991	(34,927)	83,718	(31,334)
Other	86,114	(40,678)	89,364	(37,444)

	$238,664	$(98,736)	$233,906	$(87,655)

The gross cost of the Company's intangible assets increased $4.8 million primarily due to the capitalization of fees associated with the renewal of patents, trademarks and registrations of $7.5 million, partially offset by asset retirements of $2.2 million and unfavorable foreign currency translation of $0.5 million.

Amortization expense related to intangible assets amounted to $4.5 million and $3.7 million for the third quarter ended September 30, 2004 and September 30, 2003, respectively, and $13.5 million and $9.9 million for the nine months ended September 30, 2004 and September 30, 2003, respectively. Estimated amortization expense as of September 30, 2004 for the next five fiscal years is as follows: $18.0 million (2004), $16.8 million (2005), $16.6 million (2006), $16.4 million (2007) and $15.9 million (2008).

Goodwill by reportable segment is as follows:
	(Unaudited)
	September 30, 2004	December 31, 2003

(In thousands)
Polymer Products
Polymer Additives	$311,066	$310,785
Polymers	17,299	17,299
Polymer Processing Equipment	34,615	34,637

	362,980	362,721

Specialty Products
Crop Protection	55,708	55,886

	$418,688	$418,607

The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units in accordance with FASB Statement No. 142, "Goodwill and Other Intangible Assets" as of July 31, or sooner, if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value. During the third quarter, the Company completed its goodwill impairment procedures, which were reviewed by an independent appraisal firm, and concluded that no goodwill impairment exists as of September 30, 2004.

COMMON STOCK

The Company is authorized to issue 500 million shares of $.01 par value common stock. There were 119,152,254 common shares issued at September 30, 2004 and December 31, 2003, of which 4,384,388 and 4,660,158 shares were held as treasury stock at September 30, 2004 and December 31, 2003, respectively.

During the first nine months of 2004, the Company issued 275,770 treasury shares, primarily pursuant to its compensation programs and long-term incentive plans.

EARNINGS (LOSS) PER COMMON SHARE

The computation of basic earnings (loss) per common share is based on the weighted average number of common shares outstanding. The computation of diluted earnings (loss) per common share is based on the weighted average number of common and common equivalent shares outstanding. The computation of diluted earnings (loss) per common share equals the basic earnings (loss) per common share for the nine months ended September 30, 2004 because the dilutive stock options and other equivalents were not significant. The computation of diluted earnings (loss) per common share equals the basic earnings (loss) per common share for the third quarter ended September 30, 2004 and the third quarter and nine months ended September 30, 2003 since common stock equivalents were antidilutive. Common stock equivalents amounted to 42,539 for the third quarter ended 2004, 187,764 for the third quarter ended 2003 and 172,985 for the nine months ended September 30, 2003.

The following is a reconciliation of the shares used in the computations:
	Third quarter ended		Nine months ended

	2004	2003	2004	2003

(In thousands)
Weighted average common shares outstanding	114,719	111,208	114,607	112,654
Effect of dilutive stock options and other equivalents	-	-	184	-

Weighted average common shares adjusted for dilution	114,719	111,208	114,791	112,654

COMPREHENSIVE INCOME (LOSS)

An analysis of the Company's comprehensive income (loss) follows:
	Third quarter ended		Nine months ended

(In thousands)	2004	2003	2004	2003

Net earnings (loss)	$(40,710)	$80,247	$21,327	$76,983
Other comprehensive income (loss):
Foreign currency translation adjustments	23,339	(7,856)	(8,181)	74,581
Minimum pension liability adjustments	-	-	1,190	3,254
Change in fair value of derivatives	2,434	23	6,902	2,838
Other	2,777	36	2,799	136

Comprehensive income (loss)	$(12,160)	$72,450	$24,037	$157,792

The components of accumulated other comprehensive loss at September 30, 2004 and December 31, 2003 are as follows:

	(Unaudited) September 30,	December 31,
(In thousands)	2004	2003

Foreign currency translation adjustment	$41,424	$49,605
Minimum pension liability adjustment	(141,563)	(142,753)
Change in fair value of derivatives	6,902	-
Other	(516)	(3,315)

Accumulated other comprehensive loss	$(93,753)	$(96,463)

PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of net periodic benefit cost (credit) for the third quarter ended September 30, 2004 and September 30, 2003 are as follows:
	Qualified Domestic Defined Benefit Plans		International and Non-Qualified Defined Benefit Plans		Post-Retirement Health Care Plans

	Third quarter ended		Third quarter ended		Third quarter ended

(In thousands)	2004	2003	2004	2003	2004	2003

Service cost	$(230)	$2,036	$1,904	$1,743	$296	$455
Interest cost	9,706	10,055	3,850	3,422	3,110	3,705
Expected return on plan assets	(12,726)	(13,394)	(1,870)	(1,678)	(612)	(698)
Amortization of unrecognized transition obligation	(2)	(2)	39	56	-	-
Amortization of prior service cost	19	19	150	227	(694)	(701)
Amortization of net (gain) loss	1,225	204	470	136	(153)	(65)
Curtailments	-	-	(1,479)
Settlements	-	-	3,258	(3,580)	-	-

Net periodic benefit cost (credit)	$(2,008)	$(1,082)	$6,322	$326	$1,947	$2,696

Components of net periodic benefit cost (credit) for the nine months ended September 30, 2004 and September 30, 2003 are as follows:
	Qualified Domestic Defined Benefit Plans		International and Non-Qualified Defined Benefit Plans		Post-Retirement Health Care Plans

	Nine months ended		Nine months ended		Nine months ended

(In thousands)	2004	2003	2004	2003	2004	2003

Service cost	$4,092	$6,688	$5,649	$5,547	$887	$1,359
Interest cost	29,206	31,247	11,513	10,418	9,330	11,079
Expected return on plan assets	(38,734)	(40,860)	(5,610)	(5,226)	(1,836)	(2,094)
Amortization of unrecognized transition obligation	(6)	(6)	118	168	-	-
Amortization of prior service cost	47	57	452	681	(2,081)	(2,103)
Amortization of net (gain) loss	4,003	612	1,376	410	(459)	(196)
Curtailments	-	-	4,410	-	-	-
Settlements	-	-	3,258	(3,580)	-	-

Net periodic benefit cost (credit)	$(1,392)	$(2,262)	$21,166	$8,418	$5,841	$8,045

As a result of the Company's former Chairman, President and CEO, Senior Vice President and CFO, and certain other executives electing to retire, the Company expects to make lump sum payments under the provisions of its supplemental executive retirement programs of approximately $24 million, of which $17.4 million was paid in the third quarter of 2004 and the remainder of which is expected to be paid in the fourth quarter of 2004 and first quarter of 2005. For the nine month period ending September 30, 2004, the Company recognized a $4.4 million curtailment loss and a $3.3 million settlement loss related to this matter. The Company expects to recognize further settlement losses of approximately $0.9 million in the fourth quarter of 2004 in connection with the remaining lump sum payments.

The Company expects to contribute $3.3 million to its domestic pension plans in 2004, of which $2.4 million was contributed to the plans as of September 30, 2004. The Company's funding assumptions assume pension funding relief and no other significant changes with regards to demographics, legislation, plan provisions, or actuarial assumption or methods to determine the estimated funding requirements. The Pension Funding Equity Act of 2004 was signed into law on April 10, 2004 and will provide the Company a two-year temporary replacement of the benchmark interest rate for determining funding liabilities and will establish temporary alternative minimum funding requirements for certain underfunded pension plans.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. Through the Act, companies that sponsor retiree health plans that cover prescription drugs are entitled to a tax-free federal subsidy beginning in 2006 which is equal to 28% of certain costs paid by both the employee and the Company for prescription drugs. On May 19, 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP No. 106-2 supersedes FSP No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP No. 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor post-retirement health care plans that provide prescription drug benefits, and requires employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. The Company has determined that most of its post-retirement health care plans that provide prescription drug benefits are actuarially equivalent to Medicare Part D based on a reasonable interpretation of what the regulations will likely require and, therefore, the Company will be eligible to receive the federal subsidy. As a result, the Company adopted FSP No. 106-2 during the second quarter of 2004 and recorded a reduction to the net periodic post-retirement benefit cost of $0.5 million and $1.5 million for the third quarter and nine months ended September 30, 2004, respectively.

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

The Company uses price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases. In January 2004, these contracts were designated as hedges of a portion of the Company's forecasted natural gas purchases. The Company's hedge contracts cover a gradually decreasing percentage of its purchase requirements over a rolling two-year period. These contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based. The differential paid or received as natural gas prices change is recognized as an adjustment to cost of products sold.

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

The following table summarizes the (gains)/losses resulting from changes in the market value of the Company's fair value and cash flow hedging instruments and the amortization of (gains)/losses related to certain cash flow hedges for the third quarter and nine months ended September 30, 2004 and September 30, 2003.
	Third quarter ended		Nine months ended

(In thousands)	2004	2003	2004	2003

Fair value hedges (in other (income) expense, net)	$-	$108	$-	$38

Cash flow hedges (in AOCL):
Balance at beginning of period	$(4,468)	$23	$-	$2,838
Price swap contracts	(2,434)	-	(6,902)	-
Interest rate swap contracts	-	(23)	-	(883)
Equity option contracts-change in market value	-	-	-	1,836
Equity option contracts-amortization to SG&A	-	-	-	(3,791)

Balance at end of period	$(6,902)	$-	$(6,902)	$-

ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, the Company adopted the provisions of FASB Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 requires companies to record a liability for asset retirement obligations in the period in which a legal obligation is created. Such liabilities are recorded at fair value, with an offsetting increase to the carrying value of the related long-lived assets. In future periods, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Companies are also required to adjust the liability for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. Upon retirement of the long-lived asset, the Company either settles the obligation for its recorded amount or incurs a gain or loss. As a result of the implementation of this Statement, the Company recorded an after-tax charge of $0.4 million ($0.7 million pre-tax) as a cumulative effect of accounting change. The Company's asset retirement obligations are primarily the result of the legal obligation to remove leasehold improvements upon termination of leases at several of its facilities. Such obligations have been recorded at fair value, which the Company estimated by discounting projected cash flows using a rate of 8.5%. The depreciation and accretion expenses recorded for the third quarter and nine month periods ended September 30, 2004 and September 30, 2003 were not significant.

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

The Company and certain of its subsidiaries, together with other companies, are defendants in certain U.S. federal direct purchaser and state direct and indirect purchaser lawsuits principally alleging that the defendants conspired to fix, raise, maintain, or stabilize prices for rubber chemicals, EPDM, polychloroprene, plastic additives, including impact modifiers and processing aids, nitrile rubber, and urethanes and urethane chemicals in violation of federal and state law. In addition, two motions for authorization to commence a class action were filed in May 2004, in the Superior Court of the District of St. Francois and the Superior Court of the District of Montreal, in Quebec, Canada, against the Company, its subsidiary Crompton Co./Cie (with respect to the motion filed in the Superior Court of the District of St. Francois only) and other companies. The motions principally allege that the Company conspired with other defendants to restrain unduly competition in the sale of rubber chemicals and to inflate artificially the sale price of the rubber chemicals in violation of Canada's Competition Act. In addition, the Company, its subsidiaries Crompton Canada Corporation, Crompton Co./Cie and Uniroyal Chemical Company, Inc. and other companies are defendants in a Statement of Claim filed in the Ontario Superior Court of Justice in London, Ontario in Canada. The Statement of Claim principally alleges that the Company conspired with other defendants to restrain unduly competition in the sale of EPDM and to inflate artificially the sale price of EPDM in violation of Canada's Competition Act. The Company, certain of its former officers and directors and certain former directors of the Company's predecessor Witco Corporation are also defendants in a consolidated federal securities class action lawsuit principally alleging that the Company and certain of its former officers and directors caused the Company to issue false and misleading statements that violated the federal securities laws by reporting inflated financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy. In addition, certain current directors and one former director and officer of the Company are defendants in a shareholder derivative lawsuit, nominally brought on behalf of the Company, principally alleging that the individual defendants breached their fiduciary duties by causing the Company to issue false and misleading financial statements by inflating financial results as a result of engaging in an illegal price-fixing conspiracy. These actions are in early procedural stages of litigation and, accordingly, the Company cannot predict their outcome. The Company will seek cost-effective resolutions to the various pending and threatened legal proceedings and governmental investigations regarding the Company's operations.

The Company's antitrust costs increased from $4.4 million (pre-tax) during the immediately prior fiscal quarter ended June 30, 2004 to $8.4 million (pre-tax) for the fiscal quarter ended September 30, 2004, as a result of the Company's payment of $5.0 million in connection with the settlement of a plastics additives class action lawsuit. For additional information regarding this settlement, see "Item 1. Legal Proceedings" in "Part II. Other Information." The Company expects to continue to incur substantial costs until all antitrust investigations are concluded and civil claims are resolved.

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

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis, including amortization expense. These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses related to executives and corporate managers. Unabsorbed overhead expense from discontinued operations represents corporate costs that were previously allocated to the OrganoSilicones business unit (sold on July 31, 2003). Facility closures, severance and related costs are costs related to the Company's 2004 activity-based restructuring initiative, the cost reduction initiatives that began in 2001 and 2003 and the relocation of the corporate headquarters that began in 2002. The antitrust costs are primarily for fines and legal costs associated with antitrust investigations and related civil lawsuits.

The GE Specialty Chemicals business that was acquired on July 31, 2003 has been added to the plastic additives business unit included in the Polymer Additives reporting segment.
(In thousands)	Third quarter ended		Nine months ended

	2004	2003	2004	2003

Net Sales
Polymer Products
Polymer Additives	$366,220	$311,204	$1,099,322	$907,340
Polymers	81,886	74,685	246,281	213,150
Polymer Processing Equipment	40,961	38,180	125,315	119,928
Eliminations	(3,335)	(3,316)	(10,964)	(10,492)

	485,732	420,753	1,459,954	1,229,926

Specialty Products
Crop Protection	88,293	77,861	250,991	209,822
Refined Products	65,372	60,575	199,539	184,314

	153,665	138,436	450,530	394,136

Total Net Sales	$639,397	$559,189	$1,910,484	$1,624,062

Operating Profit (Loss)
Polymer Products
Polymer Additives	$13,011	$4,872	$29,856	$25,299
Polymers	13,499	6,354	35,335	20,503
Polymer Processing Equipment	357	(323)	101	1,737

	26,867	10,903	65,292	47,539

Specialty Products
Crop Protection	26,140	16,979	75,910	50,833
Refined Products	1,369	(211)	163	(368)

	27,509	16,768	76,073	50,465

General corporate expense, including amortization	(18,105)	(13,169)	(54,495)	(34,550)
Unabsorbed overhead expense from discontinued
operations	-	(1,229)	-	(8,445)
Facility closures, severance and related costs	(40,376)	(10,566)	(46,065)	(14,071)
Antitrust costs	(8,426)	(5,385)	(16,829)	(26,260)

Total Operating Profit (Loss)	$(12,531)	$(2,678)	$23,976	$14,678

GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA

The Company's obligations under its 9 7/8% Senior Notes due 2012 and the Senior Floating Rate Notes due 2010 (the "New Senior Notes") are jointly and severally, fully and unconditionally guaranteed by certain wholly-owned domestic subsidiaries of the Company that guarantee the Company's new $220 million credit facility that was entered into in August 2004 (the "Guarantor Subsidiaries"). The Company's subsidiaries that do not guarantee the New Senior Notes are referred to as the "Non-Guarantor Subsidiaries". The Guarantor Condensed Consolidating Financial Data presented below presents the statements of operations, balance sheets and statements of cash flow data (i) for Crompton Corporation (the "Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Crompton Corporation's historical reported financial information); (ii) for the Parent Company, alone (accounting for its Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary's cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) for the Guarantor Subsidiaries alone; and (iv) for the Non-Guarantor Subsidiaries alone.

Condensed Consolidated Statement of Operations
Third quarter ended September 30, 2004
(In thousands)
	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries

Net sales	$639,397	$(137,905)	$198,238	$236,066	$342,998

Cost of products sold	466,677	(137,905)	163,860	174,709	266,013
Selling, general and administrative	92,785	-	27,435	28,516	36,834
Depreciation and amortization	31,216	-	14,098	5,543	11,575
Research and development	12,593	-	2,366	4,941	5,286
Equity income	(145)	-	(25)	(120)	-
Facility closures, severance and related costs	40,376	-	7,138	16,730	16,508
Antitrust costs	8,426	-	-	8,426	-

Operating profit (loss)	(12,531)	-	(16,634)	(2,679)	6,782

Interest expense	20,579	-	17,380	3,192	7
Loss on early extinguishment of debt	20,063	-	20,063	-	-
Other (income) expense, net	7,199	-	6,033	6,117	(4,951)
Equity in net (earnings) loss of subsidiaries	-	7,923	(2,650)	(5,472)	199

Earnings (loss) from continuing operations
before income taxes	(60,372)	(7,923)	(57,460)	(6,516)	11,527
Income tax expense (benefit)	(17,520)	-	(14,606)	(5,428)	2,514

Earnings (loss) from continuing operations	(42,852)	(7,923)	(42,854)	(1,088)	9,013
Gain (loss) on sale of discontinued operations	2,142	-	(3,358)	-	5,500

Net earnings (loss)	$(40,710)	$(7,923)	$(46,212)	$(1,088)	$14,513

Condensed Consolidated Statement of Operations
Nine months ended September 30, 2004
(In thousands)
	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries

Net sales	$1,910,484	$(438,579)	$607,167	$692,003	$1,049,893

Cost of products sold	1,421,557	(438,579)	532,856	508,420	818,860
Selling, general and administrative	281,384	-	82,438	83,154	115,792
Depreciation and amortization	93,056	-	39,028	21,009	33,019
Research and development	37,455	-	7,032	14,568	15,855
Equity income	(9,838)	-	(76)	(7,605)	(2,157)
Facility closures, severance and related costs	46,065	-	10,297	18,957	16,811
Antitrust costs	16,829	-	-	16,829	-

Operating profit (loss)	23,976	-	(64,408)	36,671	51,713

Interest expense	55,666	-	53,536	1,757	373
Loss on early extinguishment of debt	20,063	-	20,063	-	-
Other (income) expense, net	(82,613)	-	6,547	(57,132)	(32,028)
Equity in net (earnings) loss of subsidiaries	-	159,844	(107,403)	(36,896)	(15,545)

Earnings (loss) from continuing operations
before income taxes	30,860	(159,844)	(37,151)	128,942	98,913
Income tax expense (benefit)	11,675	-	(56,334)	43,063	24,946

Earnings (loss) from continuing operations	19,185	(159,844)	19,183	85,879	73,967
Gain (loss) on sale of discontinued operations	2,142	-	(3,358)	-	5,500

Net earnings (loss)	$21,327	$(159,844)	$15,825	$85,879	$79,467

Condensed Consolidated Balance Sheet
As of September 30, 2004
(In thousands)
	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries

ASSETS
Current assets	$903,171	$-	$197,510	$106,452	$599,209
Intercompany receivables	-	(7,758,232)	3,344,857	1,293,479	3,119,896
Investment in subsidiaries	-	(3,848,874)	850,510	1,180,511	1,817,853
Property, plant and equipment	722,517	-	269,618	155,283	297,616
Cost in excess of acquired net assets	418,688	-	135,195	54,847	228,646
Other assets	497,259	-	318,191	164,386	14,682

Total assets	$2,541,635	$(11,607,106)	$5,115,881	$2,954,958	$6,077,902

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities	$622,809	$-	$172,964	$202,565	$247,280
Intercompany payables	-	(7,862,176)	4,255,315	1,227,279	2,379,582
Long-term debt	862,024	-	861,415	449	160
Other long-term liabilities	745,420	-	315,062	251,076	179,282

Total liabilities	2,230,253	(7,862,176)	5,604,756	1,681,369	2,806,304

Stockholders' equity	311,382	(3,744,930)	(488,875)	1,273,589	3,271,598

Total liabilities and stockholders' equity	$2,541,635	$(11,607,106)	$5,115,881	$2,954,958	$6,077,902

Condensed Consolidated Statement of Cash Flows
Nine months ended September 30, 2004
(In thousands)
	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries

Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$21,327	$(159,844)	$15,825	$85,879	$79,467
Adjustments to reconcile net earnings (loss)
to net cash provided by (used in) operations:
(Gain) loss on sale of discontinued operations	(2,142)	-	3,358	-	(5,500)
Gain on sale of Gustafson joint venture	(90,938)	-	-	(72,707)	(18,231)
Loss on early extinguishment of debt	20,063	-	20,063	-	-
Depreciation and amortization	93,056	-	39,028	21,009	33,019
Equity income	(9,838)	-	(76)	(7,605)	(2,157)
Changes in assets and liabilities, net	(25,171)	159,844	(64,587)	(121,608)	1,180

Net cash provided by (used in) operations	6,357	-	13,611	(95,032)	87,778

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	142,270	-	15,918	105,272	21,080
Capital expenditures	(43,983)	-	(11,547)	(14,975)	(17,461)
Other investing activities	281	-	335	-	(54)

Net cash provided by investing activities	98,568	-	4,706	90,297	3,565

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on domestic credit facility	(57,000)	-	(57,000)	-	-
Payments on short-term borrowings	(350,441)	-	(350,000)	-	(441)
Payments on long-term borrowings	(140,006)	-	(140,006)	-	-
Proceeds from long-term borrowings	597,499	-	597,499	-	-
Premium paid on early extinguishment of debt	(19,044)	-	(19,044)	-	-
Payments for debt issuance costs	(22,106)	-	(22,106)	-	-
Dividends paid	(17,192)	-	(17,192)	-	-
Other financing activities	1,276	-	411	661	204

Net cash (used in) provided by financing activities	(7,014)	-	(7,438)	661	(237)

CASH
Effect of exchange rates on cash	(191)	-	-	-	(191)

Change in cash	97,720	-	10,879	(4,074)	90,915
Cash at beginning of period	39,213	-	872	2,057	36,284

Cash at end of period	$136,933	$-	$11,751	$(2,017)	$127,199

Condensed Consolidated Statement of Operations
Third quarter ended September 30, 2003
(In thousands)
	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries

Net sales	$559,189	$(117,974)	$165,493	$212,405	$299,265

Cost of products sold	410,254	(117,974)	137,879	154,301	236,048
Selling, general and administrative	91,504	-	30,624	26,950	33,930
Depreciation and amortization	30,318	-	11,837	8,036	10,445
Research and development	12,767	-	3,307	4,598	4,862
Equity (income) loss	1,073	-	(25)	626	472
Facility closures, severance and related costs	10,566	-	3,834	3,870	2,862
Antitrust costs	5,385	-	-	5,385	-

Operating profit (loss)	(2,678)	-	(21,963)	8,639	10,646

Interest expense	20,664	-	20,324	50	290
Loss on early extinguishment of debt	24,699	-	24,699	-	-
Other (income) expense, net	3,414	-	(3,721)	3,502	3,633
Equity in net (earnings) loss of subsidiaries	-	30,436	(13,684)	(12,435)	(4,317)

Earnings (loss) from continuing operations
before income taxes	(51,455)	(30,436)	(49,581)	17,522	11,040
Income tax expense (benefit)	(16,953)	-	(21,689)	1,816	2,920

Earnings (loss) from continuing operations	(34,502)	(30,436)	(27,892)	15,706	8,120
Earnings (loss) from discontinued operations	3,057	-	(273)	-	3,330
Gain (loss) on sale of discontinued operations	111,692	-	(9,859)	-	121,551

Net earnings (loss)	$80,247	$(30,436)	$(38,024)	$15,706	$133,001

Condensed Consolidated Statement of Operations
Nine months ended September 30, 2003
(In thousands)
	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries

Net sales	$1,624,062	$(377,567)	$475,654	$641,096	$884,879

Cost of products sold	1,189,849	(377,567)	395,613	463,306	708,497
Selling, general and administrative	263,604	-	89,388	76,882	97,334
Depreciation and amortization	84,816	-	31,538	23,450	29,828
Research and development	37,553	-	9,292	13,363	14,898
Equity income	(6,769)	-	(83)	(4,249)	(2,437)
Facility closures, severance and related costs	14,071	-	7,248	4,251	2,572
Antitrust costs	26,260	-	-	26,260	-

Operating profit (loss)	14,678	-	(57,342)	37,833	34,187

Interest expense	72,938	-	65,084	8,974	(1,120)
Loss on early extinguishment of debt	24,699	-	24,699	-	-
Other (income) expense, net	7,454	-	7,923	(308)	(161)
Equity in net (earnings) loss of subsidiaries	-	80,186	(46,706)	(24,220)	(9,260)

Earnings (loss) from continuing operations
before income taxes and cumulative
effect of accounting change	(90,413)	(80,186)	(108,342)	53,387	44,728
Income tax expense (benefit)	(29,791)	-	(54,330)	10,427	14,112

Earnings (loss) from continuing operations	(60,622)	(80,186)	(54,012)	42,960	30,616
Earnings from discontinued operations	26,314	-	5,991	-	20,323
Gain (loss) on sale of discontinued operations	111,692	-	(9,859)	-	121,551
Cumulative effect of accounting change	(401)	-	(401)	-	-

Net earnings (loss)	$76,983	$(80,186)	$(58,281)	$42,960	$172,490

Condensed Consolidated Balance Sheet
As of December 31, 2003
(In thousands)
	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries

ASSETS

Current assets	$810,454	$-	$202,628	$147,401	$460,425
Intercompany receivables	-	(7,614,816)	3,180,641	960,603	3,473,572
Investment in subsidiaries	-	(3,762,303)	752,573	1,175,815	1,833,915
Property, plant and equipment	774,612	-	299,321	179,541	295,750
Cost in excess of acquired net assets	418,607	-	135,522	54,844	228,241
Other assets	525,509	-	277,078	183,008	65,423

Total assets	$2,529,182	$(11,377,119)	$4,847,763	$2,701,212	$6,357,326

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities	$701,245	$-	$249,415	$221,213	$230,617
Intercompany payables	-	(7,668,705)	3,969,182	996,226	2,703,297
Long-term debt	754,018	-	754,018	-	-
Other long-term liabilities	771,210	-	337,335	255,274	178,601

Total liabilities	2,226,473	(7,668,705)	5,309,950	1,472,713	3,112,515

Stockholders' equity	302,709	(3,708,414)	(462,187)	1,228,499	3,244,811

Total liabilities and stockholders' equity	$2,529,182	$(11,377,119)	$4,847,763	$2,701,212	$6,357,326

Condensed Consolidated Statement of Cash Flows
Nine months ended September 30, 2003
(In thousands)
	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries

Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$76,983	$(80,186)	$(58,281)	$42,960	$172,490
Adjustments to reconcile net earnings (loss)
to net cash (used in) provided by operations:
Gain on sale of discontinued operations	(111,692)	-	9,859	-	(121,551)
Loss on early extinguishment of debt	24,699	-	24,699	-	-
Cumulative effect of accounting change, net of tax	401	-	401	-	-
Depreciation and amortization	105,534	-	46,946	23,450	35,138
Equity income	(6,769)	-	(83)	(4,249)	(2,437)
Changes in assets and liabilities, net	(107,184)	80,186	56,120	(37,618)	(205,872)

Net cash (used in) provided by operations	(18,028)	-	79,661	24,543	(122,232)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	643,115	-	423,672	-	219,443
Capital expenditures	(55,104)	-	(13,365)	(16,627)	(25,112)
Other investing activities	(250)	-	(182)	-	(68)

Net cash provided by (used in) investing activities	587,761	-	410,125	(16,627)	194,263

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	961	-	-	-	961
Payments on long-term borrowings	(477,627)	-	(415,000)	-	(62,627)
Premium paid on early extinguishment of debt	(23,804)	-	(23,804)	-	-
Dividends paid	(16,993)	-	(16,993)	-	-
Common shares acquired	(22,080)	-	(22,080)	-	-
Other financing activities	1,137	-	1,164	-	(27)

Net cash used in financing activities	(538,406)	-	(476,713)	-	(61,693)

CASH
Effect of exchange rates on cash	1,516	-	-	-	1,516

Change in cash	32,843	-	13,073	7,916	11,854
Cash at beginning of period	16,941	-	(4,431)	(2,984)	24,356

Cash at end of period	$49,784	$-	$8,642	$4,932	$36,210

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Crompton Corporation:

We have reviewed the condensed consolidated balance sheet of Crompton Corporation and subsidiaries (the Company) as of September 30, 2004, the related condensed consolidated statements of operations for the three and nine-months periods ended September 30, 2004 and 2003, and the condensed consolidated statements of cash flows for nine-month periods ended September 30, 2004 and 2003. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Crompton Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 30, 2004, except as to the "Antitrust Investigations and Related Matters" note, which is as of March 15, 2004, and except as to the "Guarantor Condensed Consolidating Financial Data" note, which is as of October 5, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in the Asset Retirement Obligations note to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, "Asset Retirement Obligations" on January 1, 2003.

/s/ KPMG LLP
KPMG LLP
Stamford, Connecticut
November 4, 2004

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The Company is a global diversified producer of specialty chemicals (including agricultural chemicals), polymer products and polymer processing equipment. The Company has approximately 5,200 employees worldwide and sells its products in more than 100 countries. The Company is headquartered in Middlebury, Connecticut. The Company operates in various markets, principally automotive, transportation, construction, agriculture, packaging, lubricants, plastics for durable and non-durable goods, personal care products and industrial rubber. Most of its chemical products are sold to industrial manufacturing customers for use as additives, ingredients or intermediates that add value to their end products.

The primary economic factors that influence the Company's operations and sales are industrial production, residential and commercial construction, auto production and resin production. In addition, the Company's crop protection business is influenced by worldwide weather, disease and pest infestation conditions and its polymer processing equipment business is influenced by capital spending cycles. The Company also monitors the Gross National Product for key foreign economies. During the first nine months of 2004, the Company continued to experience an increase in unit sales volume across most business units as compared to 2003, due in part to continued improvement in worldwide economic conditions.

Third quarter sales of $639.4 million were 14% above the prior year with 5% due to improved selling prices, 4% due to improved unit volume, 3% attributable to the acquisition of the Specialty Chemicals business of General Electric Company (GE) on July 31, 2003 and 2% due to the favorable impact of foreign currency translation. Sales for the first nine months of 2004 of $1.9 billion were 18% above the prior year with 6% attributable to the acquisition of the GE Specialty Chemicals business, 6% due to improved unit volume, 3% due to the favorable impact of foreign currency translation and 3% due to improved selling prices.

Other major factors affecting the Company's financial performance include raw material and energy costs, selling prices and the impact of changes in foreign exchange rates. In 2004, the Company has been focusing on pricing and is beginning to see meaningful results, with third quarter 2004 increases in selling prices exceeding raw material and energy cost increases. This is the first time in nine quarters that the relationship of the change in selling prices to the change in raw material and energy costs was favorable. Third quarter selling prices increased by $28.9 million versus the third quarter of the prior year while raw material and energy costs increased by $26.5 million compared to the third quarter of the prior year. For the nine months ended September 30, 2004, selling prices increased by $41.8 million while raw material and energy costs increased $60.1 million from the comparable period in 2003. For the year 2003, raw material and energy costs increased approximately $63 million from the prior year while selling prices decreased approximately $14 million. The Company will continue to pursue price increases wherever possible to mitigate the impact of higher raw material and energy costs. Although foreign exchange rates had a favorable impact on sales for the first nine months of 2004, the Company realized a slightly negative impact on earnings.

The Company has undertaken various cost reduction initiatives over the past several years and continues to aggressively pursue cost reductions. The Company has nearly completed an activity-based restructuring initiative intended to structure the Company's operations in a more efficient and cost effective manner. As a result of this initiative, the Company has implemented restructuring actions during the third quarter of 2004 designed to yield annual pre-tax savings of at least $50 million with the savings to be achieved in 2005. To achieve these savings, the Company expects to incur one-time restructuring charges that will not exceed $50 million, of which $40.2 million was recorded in the third quarter of 2004. The previous initiative that was announced in July 2003 and the relocation of the Company's corporate headquarters that began in 2002 are expected to yield approximately $55 million of annual pre-tax cost savings in 2004. During the first nine months of 2004, the Company realized approximately $40.8 million of cost reduction benefits from these initiatives.

On August 16, 2004, the Company completed a multipart refinancing program (the "Refinancing") totaling $945 million. The Refinancing included $600 million aggregate principal amount of privately offered senior notes (the "New Senior Notes"). The New Senior Notes are a combination of $375 million aggregate principal amount of 9 7/8% Senior Notes due 2012 (with a yield to maturity of 10.0%), and $225 million aggregate principal amount of Libor plus 5.75% Senior Floating Rate Notes due 2010 (with the interest rate resetting quarterly). On October 8, 2004, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission relating to a proposed offer to exchange the New Senior Notes for new notes having the same terms as the New Senior Notes that have been registered with the Securities and Exchange Commission. The Company has also replaced its domestic credit facility with a new five-year $220 million credit facility consisting of a $120 million revolving credit facility and a $100 million pre-funded letter of credit facility. Also as a part of the Refinancing, the Company amended its domestic accounts receivable securitization program to provide three-years of funding for up to $125 million of domestic accounts receivable, which represents an increase of $10 million from the Company's previous ability to sell up to $115 million of domestic accounts receivable. There were no outstanding borrowings under the Company's new revolving domestic credit facility at September 30, 2004. The Company will also finance its short-term operations with future cash flows provided by operations and minimum earn-out proceeds to be received from GE related to the sale of the OrganoSilicones business.

On March 22, 2004, the Company entered into an agreement with Bayer CropScience LP in the U.S. and Bayer CropScience Inc. in Canada to sell its 50 percent interest in the Gustafson seed treatment joint venture for $124 million, of which $2 million is contingent upon a licensing consent and the execution of a related supply agreement, which the Company expects to occur by the end of the year. The transaction closed on March 31, 2004 and resulted in a pre-tax gain of $90.9 million. In addition, the Company received a deferred payment of approximately $4.9 million during the third quarter of 2004.

During 2004, the Company continued to promote its business ethics and compliance program through company-wide training and awareness initiatives targeted to reach all employees in the Company. The goals of the Company's compliance program are to ensure that employees comply with all legal requirements in the jurisdictions where the Company conducts business and to ensure that all employees perform their duties in accordance with the Company's Code of Business Conduct.

The Company's management is working diligently to appropriately allocate the Company's resources and execute sound strategies. The main goals of management are to resolve the Company's outstanding legal matters; reduce debt levels in the future; improve the Company's business performance through determined pricing actions, operating cost reductions, global market penetration and new technology introduction; tailor the Company's portfolio to those businesses with the most promising growth, the best differentiated technology and the most competitive cost and market positions; and streamline its corporate structure to be as efficient and cost-effective as possible.

ANTITRUST INVESTIGATION COSTS AND RELATED MATTERS

On May 27, 2004, the Company pled guilty to violation of the U.S. antitrust laws in connection with the sale of certain rubber chemicals, and the court imposed a fine of $50.0 million, payable in six annual installments, without interest, beginning in 2004. On May 28, 2004, the Company pled guilty to violation of the Canadian competition laws, and the court imposed a fine of CDN $9.0 million (approximately U.S. $7.0 million), payable in six annual installments, without interest, beginning in 2004. The Company recorded pre-tax charges of $45.2 million in the Company's consolidated statements of operations at December 31, 2003 to reserve for the payment of these U.S. and Canadian fines, which represents the present value of the expected payments of $57.0 million. Expected cash payments for U.S. and Canadian fines total $2.3 million in 2004; $2.3 million in 2005; $6.5 million in 2006; $11.2 million in 2007; $16.2 million in 2008; and $18.5 million in 2009. As of September 30, 2004, the Company had made the $2.3 million of payments that were due in 2004.

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

The Company and certain of its subsidiaries, together with other companies, are defendants in certain U.S. federal direct purchaser and state direct and indirect purchaser lawsuits principally alleging that the defendants conspired to fix, raise, maintain, or stabilize prices for rubber chemicals, EPDM, polychloroprene, plastic additives, including impact modifiers and processing aids, nitrile rubber, and urethanes and urethane chemicals in violation of federal and state law. In addition, two motions for authorization to commence a class action were filed in May 2004, in the Superior Court of the District of St. Francois and the Superior Court of the District of Montreal, in Quebec, Canada, against the Company, its subsidiary Crompton Co./Cie (with respect to the motion filed in the Superior Court of the District of St. Francois only) and other companies. The motions principally allege that the Company conspired with other defendants to restrain unduly competition in the sale of rubber chemicals and to inflate artificially the sale price of the rubber chemicals in violation of Canada's Competition Act. In addition, the Company, its subsidiaries Crompton Canada Corporation, Crompton Co./Cie and Uniroyal Chemical Company, Inc. and other companies are defendants in a Statement of Claim filed in the Ontario Superior Court of Justice in London, Ontario in Canada. The Statement of Claim principally alleges that the Company conspired with other defendants to restrain unduly competition in the sale of EPDM and to inflate artificially the sale price of EPDM in violation of Canada's Competition Act. The Company, certain of its former officers and directors and certain former directors of the Company's predecessor Witco Corporation are also defendants in a consolidated federal securities class action lawsuit principally alleging that the Company and certain of its former officers and directors caused the Company to issue false and misleading statements that violated the federal securities laws by reporting inflated financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy. In addition, certain current directors and one former director and officer of the Company are defendants in a shareholder derivative lawsuit, nominally brought on behalf of the Company, principally alleging that the individual defendants breached their fiduciary duties by causing the Company to issue false and misleading financial statements by inflating financial results as a result of engaging in an illegal price-fixing conspiracy. These actions are in early procedural stages of litigation and, accordingly, the Company cannot predict their outcome. The Company will seek cost-effective resolutions to the various pending and threatened legal proceedings and governmental investigations regarding the Company's operations.

The Company's antitrust costs increased from $4.4 million (pre-tax) during the immediately prior fiscal quarter ended June 30, 2004 to $8.4 million (pre-tax) for the fiscal quarter ended September 30, 2004, as a result of the Company's payment of $5.0 million in connection with the settlement of a plastics additives class action lawsuit. For additional information regarding this settlement, see "Item 1. Legal Proceedings" in "Part II. Other Information." The Company expects to continue to incur substantial costs until all antitrust investigations are concluded and civil claims are resolved.

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

LIQUIDITY AND CAPITAL RESOURCES

On August 16, 2004, the Company completed a multipart refinancing program (the "Refinancing") totaling $945 million. The Refinancing included $600 million aggregate principal amount of privately offered senior notes (the "New Senior Notes"). The New Senior Notes are a combination of $375 million aggregate principal amount of 9 7/8% Senior Notes due 2012 (with a yield to maturity of 10.0%), and $225 million aggregate principal amount of Libor plus 5.75% Senior Floating Rate Notes due 2010 (with the interest rate resetting quarterly). The Company has also replaced its domestic credit facility with a new five-year $220 million credit facility consisting of a $120 million revolving credit facility and a $100 million pre-funded letter of credit facility. Also as a part of the Refinancing, the Company amended its domestic accounts receivable securitization program to provide three-years of funding for up to $125 million of domestic accounts receivable, which represents an increase of $10 million from the Company's previous ability to sell up to $115 million of domestic accounts receivable.

The Company used approximately $551.5 million of the Refinancing proceeds to repay $46.5 million of outstanding borrowings under its previously existing domestic credit facility and to retire all of its outstanding $350 million aggregate principal amount of 8.5% Senior Notes due 2005 and $140 million of its $150 million aggregate principal amount of 6.125% Senior Notes due 2006 (collectively the "Notes"). The purchase price to tender $261.3 million of the 8.5% Senior Notes was $1,025.88 per $1,000 principal amount, the purchased price to call the remaining $88.7 million of the 8.5% Senior Notes was $1,032.07 per $1,000 principal amount, and the purchase price to tender $140 million of the 6.125% Senior Notes was $1,038.35 per $1,000 principal. The Company also paid a consent payment of $10.00 per $1,000 principal amount of each series of Notes to certain tendering holders of the Notes, which amounted to $4 million. In addition, the Company paid $14 million of accrued and unpaid interest on validly tendered Notes and approximately $22 million of issuance costs related to the New Senior Notes and new credit facility.

As a result of the tendering of the Notes, the Company recorded a loss on early extinguishment of debt of $20.1 million. The loss primarily includes the premiums paid to repurchase the Notes, the consent payments and the write-off of the unamortized discount and deferred costs related to the Notes.

On March 22, 2004, the Company entered into an agreement with Bayer CropScience LP in the U.S. and Bayer CropScience Inc. in Canada to sell its 50 percent interest in the Gustafson seed treatment joint venture for $124 million, of which $2 million is contingent upon a licensing consent and the execution of a related supply agreement, which the Company expects to occur by the end of the year. The transaction closed on March 31, 2004 and resulted in a pre-tax gain of $90.9 million. In addition, the Company received a deferred payment of approximately $4.9 million during the third quarter of 2004.

On July 31, 2003, the Company sold its OrganoSilicones business unit to a division of GE and acquired GE's Specialty Chemicals business. As a result of the transaction, the Company will continue to receive quarterly earn-out payments through September 2006 based on the combined performance of GE's existing Silicones business and the OrganoSilicones business that GE acquired from the Company. The total of such earn-out proceeds will be a minimum of $105 million and a maximum of $250 million, of which the Company will receive a minimum of $35 million in 2004. The Company received $31.3 million of earn-out proceeds for the nine months ended September 30, 2004, of which $5.1 million represented additional earn-out proceeds related to the combined performance of GE's existing Silicones business and the OrganoSilicones business that GE acquired from the Company for the second quarter of 2004. The additional earn-out proceeds have not been recognized in earnings as the recognition of this additional gain is contingent upon the continued favorable future performance of GE's Silicones business through September 2006. During the third quarter of 2004, the Company and GE settled various purchase price adjustments, previously accrued for in the July 2003 gain on sale of discontinued operations, which resulted in a $14 million payment to GE. As a result of this settlement, the adjustment of indemnification and certain other reserves related to the transaction and the resolution of certain tax matters related to the transaction, the Company recorded a $2.1 million (after-tax) gain on sale of discontinued operations in the third quarter of 2004.

Net Cash Used In Operations

Net cash provided by operations of $6.4 million for the nine months ended September 30, 2004 improved by $24.4 million from $18.0 million of net cash used in operations for the nine months ended September 30, 2003. Changes in key working capital accounts are summarized below:
Favorable (unfavorable) - in thousands	Nine months ended

	2004	2003	Change

Accounts receivable	$(7,162)	$50,410	$(57,572)
Accounts receivable - securitization	1,859	(18,767)	20,626
Inventories	(9,911)	10,047	(19,958)
Accounts payable	(28,724)	(70,747)	42,023

During the first nine months of 2004, accounts receivable increased $7.2 million compared to a $50.4 million decrease for the first nine months of 2003, primarily as a result of higher sales. During the nine months ended September 30, 2004, the Company sold $1.9 million of accounts receivable under its securitization program due to the increase in receivables, as compared to the repurchase of receivables of $18.8 million in 2003. Despite an increase in sales and higher raw material prices, the Company was able to limit the increase in inventory to $9.9 million for the first nine months of 2004 compared to a $10.0 million decrease for the first nine months of 2003. The first nine months of 2004 reflected a $28.7 million decrease in accounts payable compared to a $70.7 million decrease for the first nine months of 2003, which was primarily due to the timing of vendor payments.

During the nine months ended September 30, 2004, changes in other assets and liabilities included a $29.8 million increase (net of $16.3 million in payments) related to facility closures, severance and related costs, compared to an $8.8 million decrease (net of $22.9 million in payments) for the comparable period of 2003. Additionally, for the first nine months of 2004, the Company paid $17.4 million of lump sum payments to executives that elected to retire in the first quarter of 2004.

In addition, the Company had an accounts receivable securitization program to sell up to $115 million of domestic accounts receivable to agent banks. In connection with the Refinancing transaction in August 2004, the Company amended its domestic accounts receivable securitization program to provide three years of funding for up to $125 million of domestic receivables. As of September 30, 2004, $100 million of accounts receivable had been sold under this program. In addition, the Company's European subsidiaries have a separate program to sell their eligible accounts receivable to agent banks, which approximated $128 million at September 30, 2004. As of September 30, 2004, $101.3 million of international accounts receivable had been sold under these programs.

Other Sources And Uses of Cash

Net cash provided by investing activities was $98.6 million, which included net proceeds and a deferred payment from the sale of the Company's 50 percent interest in the Gustafson seed treatment joint venture of $126.4 million and earn-out proceeds from the sale of the OrganoSilicones business of $31.3 million, partially offset by a $14 million settlement payment to GE, the payment of $1.4 million of fees related to the sale of the OrganoSilicones business and capital expenditures of $44 million. Net cash used in financing activities was $7 million, which included proceeds from long-term borrowings of $597.5 million offset by payments on long-term borrowings of $140 million, payments on short-term borrowings of $350.4 million, net payments on the domestic credit facility of $57 million, premiums paid on early extinguishment of debt of $19 million, payments for debt issuance costs of $22.1 million and dividends paid of $17.2 million.

The Company's debt to total book capital was 74% as of September 30, 2004 as compared to 73% at year-end 2003. There was an increase in debt as of September 30, 2004 as compared to December 31, 2003 as a result of the Refinancing and an increase in stockholders' equity for the same period due to the sale of the Company's 50 percent interest in the Gustafson seed treatment joint venture.

Capital expenditures for the first nine months of 2004 amounted to $44 million as compared to $55.1 million during the same period of 2003. Capital expenditures for the first nine months of 2003 included $49.4 million from continuing operations and $5.7 million from discontinued operations. The Company estimates that its capital expenditures for 2004 will approximate $80 million, primarily for the Company's replacement needs and improvement of domestic and foreign facilities.

As a result of the Company's former Chairman, President and CEO, Senior Vice President and CFO, and certain other executives electing to retire, the Company expects to make lump sum payments under the provisions of its supplemental executive retirement programs of approximately $24 million, of which $17.4 million was paid in the third quarter of 2004 and the remainder of which is expected to be paid in the fourth quarter of 2004 and first quarter of 2005. For the nine-month period ending September 30, 2004, the Company recognized a $4.4 million curtailment loss and a $3.3 million settlement loss related to this matter. The Company expects to recognize further settlement losses of approximately $0.9 million in the fourth quarter of 2004 in connection with the remaining lump sum payments.

Bank Covenants and Guarantees

The Company's has entered into a new five-year $220 million credit facility consisting of a $120 million revolving credit facility and a $100 million pre-funded letter of credit facility. Borrowings on this facility are at various rate options to be determined on the date of borrowing. There were no outstanding borrowings under the new revolving credit facility at September 30, 2004. The Company is required to report compliance with certain financial covenants to its lenders on a quarterly basis. Under the covenants, the Company is required to maintain a leverage ratio (adjusted total debt to adjusted earnings before interest, taxes, depreciation and amortization ("Bank EBITDA"), with the adjustments to both debt and earnings being made in accordance with the terms of the revolving credit facility agreement) and an interest coverage ratio (Bank EBITDA to interest expense). The Company was in compliance with the financial covenants of its credit facility at September 30, 2004. The Company's five-year credit facility agreement has been filed as an exhibit to the Company's filings with the Securities and Exchange Commission.

The Company has standby letters of credit and guarantees with various financial institutions. At September 30, 2004, the Company had $67.8 million of outstanding letters of credit and guarantees primarily related to its environmental remediation liabilities, insurance obligations, a potential foreign tax exposure and a customer guarantee.

Cost Reduction Programs

The Company has nearly completed an activity-based restructuring initiative intended to structure the Company's operations in a more efficient and cost effective manner. On June 29, 2004, the Company offered a voluntary severance program to certain U.S. based employees intended to facilitate the implementation of the activity-based restructuring initiative by decreasing the number of involuntary separations that may otherwise be required once the organizational design phase of the initiative is completed. As a result of the voluntary program, 138 U.S. based employees voluntarily elected to terminate their employment. Based on the results of the voluntary program and on the current status of the activity-based restructuring initiative, the Company estimates that it will involuntarily terminate at least 10% of its 5,200 employee worldwide workforce over the next several months. As a result of this initiative, the Company expects to achieve annual pre-tax cost savings of at least $50 million in 2005. To achieve these savings, the Company expects to incur one-time restructuring charges that the Company believes will not exceed $50 million. It is expected that the bulk of the savings will come from streamlining the organization and its work processes. During the third quarter of 2004, the Company recorded pre-tax charges of $10.5 million for severance costs related to the voluntary terminations, $28.4 million for the estimated severance costs related to the involuntary terminations and $1.3 million for consulting costs that have been incurred, which were directly related to developing and implementing the activity-based restructuring initiative.

In July 2003, the Company announced a cost reduction program to further eliminate overhead expenses. In October 2003, the Company announced that this cost reduction program would result in approximately $40 million of annual pre-tax cost savings in 2004. The Company has increased its pre-tax cost savings estimate for 2004 to $50 million, of which approximately $32 million will be in cost of products sold, $14 million in selling, general and administrative expenses (SG&A) and $4 million in research and development (R&D). In order to achieve its goal, the Company will reduce its global workforce by approximately 375 positions, of which approximately 353 positions had been eliminated as of September 30, 2004. For the first nine months of 2004, the Company realized approximately $36.5 million of these savings, of which approximately $24.3 million was in cost of products sold, $10.1 million in SG&A and $2.1 million in R&D. All cost savings, both estimated and actual, are reported net of any increased expenses or the impact of reduced revenues. The

Company originally estimated that this workforce reduction would result in cash-related charges expected to range from $15 to $18 million, of which $14 million of facility closures, severance and related costs were recorded in 2003 and $0.4 million were recorded in the first nine months of 2004. These charges were primarily for severance and related costs. The Company does not expect future costs related to this 2003 program to be significant. The remaining reserve balance at September 30,2004 related to this 2003 program was $2.9 million. The Company expects the majority of the remaining severance payments to be made in 2004.

For the first nine months of 2004, as a result of the Company's cost reduction initiative that began in 2001 and the relocation of the corporate headquarters that began in 2002, the Company recorded a charge for facility closures, severance and related costs of $0.7 million. This charge is primarily for the write-off of assets related to the relocation of the corporate headquarters. The Company does not expect future costs related to these initiatives to be significant. The Company expects to realize pre-tax cost savings of approximately $5 million by the end of 2004, primarily in SG&A, as a result of the relocation of its corporate headquarters. For the first nine months of 2004, the Company realized approximately $4.3 million of these savings. All cost savings, both estimated and actual, are reported net of any increased expenses or the impact of reduced revenues. As of September 30, 2004, the Company had accruals of $4 million for severance and related costs and $2.5 million for other facility closure costs related to the 2001 initiative and corporate relocation. The Company expects future cash payments against these accruals to approximate $3.8 million for the remainder of 2004, $1.7 million in 2005 and $0.9 million thereafter.

In addition, during the first quarter of 2004, the Company completed the sale of its manufacturing facility in Freeport, Grand Bahama Island, which resulted in facility closure costs of $2.1 million primarily for asset write-offs.

RESULTS OF OPERATIONS
(In thousands, except per share data)	Third quarter ended		Nine months ended

	2004	2003	2004	2003

Net Sales
Polymer Products
Polymer Additives	$366,220	$311,204	$1,099,322	$907,340
Polymers	81,886	74,685	246,281	213,150
Polymer Processing Equipment	40,961	38,180	125,315	119,928
Eliminations	(3,335)	(3,316)	(10,964)	(10,492)

	485,732	420,753	1,459,954	1,229,926

Specialty Products
Crop Protection	88,293	77,861	250,991	209,822
Refined Products	65,372	60,575	199,539	184,314

	153,665	138,436	450,530	394,136

Total Net Sales	$639,397	$559,189	$1,910,484	$1,624,062

Operating Profit (Loss)
Polymer Products
Polymer Additives	$13,011	$4,872	$29,856	$25,299
Polymers	13,499	6,354	35,335	20,503
Polymer Processing Equipment	357	(323)	101	1,737

	26,867	10,903	65,292	47,539

Specialty Products
Crop Protection	26,140	16,979	75,910	50,833
Refined Products	1,369	(211)	163	(368)

	27,509	16,768	76,073	50,465

General corporate expense, including amortization	(18,105)	(13,169)	(54,495)	(34,550)
Unabsorbed overhead expense from discontinued
operations	-	(1,229)	-	(8,445)
Facility closures, severance and related costs	(40,376)	(10,566)	(46,065)	(14,071)
Antitrust costs	(8,426)	(5,385)	(16,829)	(26,260)

Total Operating Profit (Loss)	(12,531)	(2,678)	23,976	14,678
Interest expense	20,579	20,664	55,666	72,938
Loss on early extinguishment of debt	20,063	24,699	20,063	24,699
Other (income) expense, net	7,199	3,414	(82,613)	7,454

Earnings (loss) from continuing operations before income
taxes and cumulative effect of accounting change	(60,372)	(51,455)	30,860	(90,413)
Income tax expense (benefit)	(17,520)	(16,953)	11,675	(29,791)

Earnings (loss) from continuing operations before
cumulative effect of accounting change	(42,852)	(34,502)	19,185	(60,622)
Earnings from discontinued operations	-	3,057	-	26,314
Gain on sale of discontinued operations	2,142	111,692	2,142	111,692
Cumulative effect of accounting change	-	-	-	(401)

Net Earnings (Loss)	$(40,710)	$80,247	$21,327	$76,983

Basic and Diluted Earnings (Loss) Per Common Share
Earnings (loss) from continuing operations before
cumulative effect of accounting change	$(0.37)	$(0.31)	$0.17	$(0.54)
Earnings from discontinued operations	-	0.03	-	0.23
Gain on sale of discontinued operations	0.02	1.00	0.02	0.99
Cumulative effect of accounting change	-	-	-	-

Net Earnings (Loss) Per Common Share	$(0.35)	$0.72	$0.19	$0.68

THIRD QUARTER RESULTS

Overview

Consolidated net sales of $639.4 million for the third quarter of 2004 increased 14% from $559.2 million for the comparable period of 2003. The increase was a result of improved selling prices of 5%, improved unit volume of 4%, sales attributable to the acquisition of the GE Specialty Chemicals business on July 31, 2003 of 3% and favorable foreign currency translation of 2%. International sales, including U.S. exports, were 50% of total sales, down slightly from 51% for the third quarter of 2003. The decrease was primarily due to an increase in U.S. sales attributable to the acquisition of the GE Specialty Chemicals business, partially offset by increased sales in the European and Latin America regions. For further discussion of sales, see the following discussion of segment results.

The net loss for the third quarter of 2004 was $40.7 million, or $0.35 per share, as compared to net earnings of $80.2 million, or $0.72 per share, for the third quarter of 2003. The third quarter 2004 net loss included an after-tax gain on sale of discontinued operations of $2.1 million, or $0.02 per share, resulting from a purchase price adjustment settlement and other matters related to the July 31, 2003 sale of the Company's OrganoSilicones business unit. Third quarter 2003 net earnings included an after-tax gain on sale of discontinued operations of $111.7 million, or $1.00 per share and after-tax earnings from discontinued operations of $3.1 million, or $0.03 per share, also related to the sale of the OrganoSilicones business unit. The loss from continuing operations for the third quarter of 2004 of $42.9 million, or $0.37 per share, included pre-tax charges for facility closures, severance and related costs of $40.4 million, a loss on the early extinguishment of debt of $20.1 million, antitrust costs of $8.4 million and supplemental executive retirement costs of $1.7 million. The loss from continuing operations for the third quarter of 2003 of $34.5 million, or $0.31 per share, included pre-tax charges for a loss on the early extinguishment of debt of $24.7 million, facility closures, severance and related costs of $10.6 million and antitrust costs of $5.4 million. The loss from continuing operations for 2003 also included pre-tax overhead expenses previously absorbed by the OrganoSilicones business unit of $1.2 million.

Gross profit as a percentage of sales was 27.0% for the third quarter of 2004 as compared to 26.6% for the comparable period of 2003. Gross profit increased by $23.8 million primarily due to increased selling prices of $28.9 million, savings attributable to cost reduction initiatives of $9.2 million, higher unit sales volume of $9.0 million and the gross profit from the acquired GE Specialty Chemicals business of $4.7 million. These favorable items were partially offset by higher raw material and energy costs of $26.5 million. Lead by the polymer additives segment, all segments with the exception of polymer processing equipment benefited from increased selling prices. All segments contributed to the savings resulting from cost reduction initiatives, with the most significant savings attributable to the polymer additives segment. Sales volume increased in all segments, with the largest increase attributed to the crop protection segment. Higher raw material and energy costs were most evident in polymer additives, but also impacted the polymers and refined products segments.

In addition to reporting depreciation and amortization on a separate line in the statement of operations, the gross profit of the Company may not be comparable to those of other entities since some companies include shipping costs in cost of products sold, while other companies, including Crompton Corporation, include such expenses in selling, general and administrative expenses. The amounts of such costs included in selling, general and administrative expenses by the Company were $22.0 million and $21.3 million for the third quarters of 2004 and 2003, respectively.

Selling, general and administrative expenses of $92.8 million increased $1.3 million versus the third quarter of 2003. The increase was attributable to unfavorable foreign currency translation of $2.0 million, increased expenses related to management incentive plans of $1.9 million, supplemental executive retirement costs of $1.7 million related to the retirement of certain executives and expenses associated with the acquired GE Specialty Chemicals business of $1.3 million. These increases were partially offset by savings attributable to cost reduction initiatives of $4.7 million that were mainly achieved in the polymer additives segment. Depreciation and amortization of $31.2 million increased $0.9 million primarily due to depreciation and amortization expense associated with the acquired GE Specialty Chemicals business. Research and development costs of $12.6 million decreased by $0.2 million. Equity income of $0.1 million was favorable by $1.2 million due to the absence of a prior year loss related to the Gustafson seed treatment joint venture which was sold on March 31, 2004. This business was formerly included in the crop protection segment.

Facility closures, severance and related costs were $40.4 million as compared to $10.6 million in the third quarter of 2003. The 2004 costs were primarily for severance costs related to the 2004 activity-based restructuring initiative and executive severance and related costs associated with the 2004 reorganization. The 2003 costs were primarily for severance costs and were the result of the 2003 and 2001 cost reduction initiatives and the corporate relocation announced in 2002.

The Company incurred antitrust costs of $8.4 million as compared to $5.4 million during the third quarter of 2003. The 2004 costs included a $5 million U.S. civil antitrust settlement and $3.4 million for legal and other costs. The 2003 costs were primarily for legal costs associated with antitrust investigations and related civil lawsuits.

The operating loss of $12.5 million was unfavorable by $9.9 million versus the third quarter of 2003. The increased loss was primarily attributed to higher facility closures, severance and related costs of $29.8 million and increased antitrust costs of $3.0 million, offset in part by higher gross profit of $23.8 million.

Polymer Products

Polymer additives sales of $366.2 million increased 18% from the prior year, of which 5% was attributable to the acquisition of GE's Specialty Chemicals business on July 31, 2003 with the balance due to improved pricing of 6%, higher unit volume of 5% and favorable foreign currency translation of 2%. Plastic additives sales rose 22% mainly as a result of higher selling prices, the Specialty Chemicals business acquisition and higher unit volume. Rubber additives sales were up 11% due mainly to higher unit volume. Urethane additives sales were up 5% due primarily to favorable foreign currency translation and improved pricing, offset in part by lower unit volume. Petroleum additives sales rose 18% due mainly to higher unit volume and improved pricing. Operating profit of $13.0 million was up $8.1 million from the third quarter of 2003 due mainly to favorable pricing and savings attributable to cost reduction initiatives, offset in part by higher raw material costs.

Polymers sales of $81.9 million were up 10% from the prior year due to an increase in selling prices of 7%, favorable foreign currency translation of 2% and higher unit volume of 1%. EPDM sales rose 6% due mainly to improved pricing, offset in part by lower unit volume. Urethanes sales increased 14% mainly as a result of higher unit volume and favorable foreign currency translation. Operating profit of $13.5 million was up $7.1 million from the prior year due primarily to improved pricing, lower costs resulting mainly from cost savings initiatives and lower depreciation, and higher Urethanes unit volume, offset in part by higher raw material and energy costs.

Polymer processing equipment sales of $41.0 million increased 7% from the third quarter of 2003 due to higher unit volume of 8% and favorable foreign currency translation of 2%, offset in part by unfavorable pricing of 3%. Operating profit of $0.4 million was up $0.7 million from the prior year due mainly to higher unit volume, offset in part by unfavorable pricing. The backlog at the end of September of $87 million was $25 million higher than at the end of 2003.

Specialty Products

Crop protection sales of $88.3 million rose 13% from the prior year due to higher unit volume of 8%, increased selling prices of 3% and favorable foreign currency translation of 2%. Operating profit of $26.1 million was up 54% from the prior year due mainly to increased unit volume, improved pricing and the absence of the Company's share of a prior year Gustafson joint venture loss.

Refined products sales of $65.4 million were up 8% from the prior year due to improved pricing of 6% and favorable foreign currency translation of 2%. Operating profit of $1.4 million was up $1.6 million from the third quarter of 2003 due primarily to favorable pricing and lower operating costs, offset in part by higher raw material costs.

General Corporate and Unabsorbed Overhead Expenses

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis. These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses related to executives and corporate managers. General corporate expense also includes all amortization expense. General corporate expense of $18.1 million increased $4.9 million from the third quarter of 2003. Contributing to the higher costs were a $1.9 million increase in expenses related to the Company's management incentive plans, $1.7 million of supplemental executive retirement costs recorded in the third quarter of 2004 and higher amortization of $0.8 million.

Unabsorbed overhead expense from discontinued operations of $1.2 million in 2003 represents general overhead costs that were previously absorbed by the OrganoSilicones business unit.

Other

Interest expense decreased less than 1% primarily due to utilizing the proceeds from the OrganoSilicones divestment on July 31, 2003 to repurchase $250 million of the Company's 8.5% Senior Notes and repay $61.3 million of its EURIBOR based bank loans during the third quarter of 2003, partially offset by the impact of the August 2004 Refinancing, which included the issuance of new 9.875% and floating rate Senior Notes and the repurchase of the Company's remaining 8.5% Notes and $140 million of its 6.125% Notes.

As a result of the repurchase of the Company's remaining 8.5% Senior Notes and $140 million of its 6.125% Senior Notes, the Company recorded a loss on early extinguishment of debt of $20.1 million during the third quarter of 2004. The loss primarily includes the premiums paid to repurchase the Notes, the consent payments and the write-off of the unamortized discount and deferred costs related to the Notes. During the third quarter of 2003, the Company recorded a loss on early extinguishment of debt of $24.7 million. This loss was the result of the repurchase of $250 million of the Company's 8.5% Senior Notes in August 2003 utilizing the proceeds from the sale of the OrganoSilicones business unit to GE.

Other expense, net, of $7.2 million for the third quarter of 2004 increased $3.8 million from the comparable period of 2003 primarily due to a product liability charge of $3 million relating to the Company's 50 percent interest in the Gustafson seed treatment joint venture, which was sold in March 2004, and increased costs associated with the Company's accounts receivable securitization programs.

The effective income tax benefit rate of 29% for the third quarter of 2004 compared to an effective income tax benefit rate of 33% for the comparable period of 2003. This change in the effective tax rate is primarily due to differences in the relative mix of projected earnings and losses among the jurisdictions in which the Company operates for 2004 as compared to 2003 and additional income tax expense of $1.5 million related to adjustments resulting from the September 2004 filing of the Company's 2003 U.S. income tax return.

Discontinued Operations

Earnings from discontinued operations for the third quarter of 2003 were $3.1 million (net of income taxes of $1 million) or $0.03 per share. Earnings from discontinued operations do not include any allocation of general overhead expenses.

YEAR-TO-DATE RESULTS

Overview

Consolidated net sales of $1.9 billion for the first nine months of 2004 increased 18% from $1.6 billion for the comparable period of 2003. The increase was a result of sales attributable to the acquisition of the GE Specialty Chemicals business on July 31, 2003 of 6%, improved unit volume of 6%, favorable foreign currency translation of 3% and improved selling prices of 3%. International sales, including U.S. exports, were 51% of total sales, up slightly from 50% for the first nine months of 2003. The increase was primarily due to the strengthening of the Euro versus the U.S. dollar and increased sales in all regions. For further discussion of sales, see the following discussion of segment results.

Net earnings for the first nine months of 2004 were $21.3 million, or $0.19 per share, as compared to net earnings of $77.0 million, or $0.68 per share, for the first nine months of 2003. Net earnings for the first nine months of 2004 included an after-tax gain on sale of discontinued operations of $2.1 million, or $0.02 per share, resulting from a purchase price adjustment settlement and other matters related to the July 31, 2003 sale of the Company's OrganoSilicones business unit. Net earnings for the first nine months of 2003 included an after-tax gain on sale of discontinued operations of $111.7 million, or $0.99 per share, also related to the sale of the OrganoSilicones business unit, after-tax earnings from discontinued operations of $26.3 million, or $0.23 per share, and an after-tax cumulative effect of accounting change of $0.4 million, related to the implementation of FASB Statement No. 143, "Accounting for Asset Retirement Obligations." Net earnings from continuing operations for the first nine months of 2004 of $19.2 million, or $0.17 per share included pre-tax divestment gains of $94.6 million primarily from the sale of our 50 percent interest in the Gustafson seed treatment joint venture and pre-tax charges for facility closures, severance and related costs of $46.1 million, a loss on the early extinguishment of debt of $20.1 million, antitrust costs of $16.8 million and supplemental executive retirement costs of $7.6 million. The loss from continuing operations for the first nine months of 2003 of $60.6 million, or $0.54 per share included pre-tax charges for antitrust costs of $26.3 million, a loss on the early extinguishment of debt of $24.7 million and facility closures, severance and related costs of $14.1 million. The loss from continuing operations for the first nine months of 2003 also included pre-tax overhead expenses previously absorbed by the OrganoSilicones business unit of $8.4 million.

Gross profit as a percentage of sales was 25.6% for the first nine months of 2004 as compared to 26.7% for the comparable period of 2003. Gross profit increased by $54.7 million primarily due to increased selling prices of $41.8 million, increased unit sales volume of $30.0 million, savings attributable to cost reduction initiatives of $24.3 million and the gross profit from the acquired GE Specialty Chemicals business of $17.9 million. Higher raw material and energy costs of $60.1 million partially offset these favorable items. All segments, with the exception of polymer processing equipment, contributed to the increased selling prices, higher unit sales volume, cost savings and higher raw material and energy costs. The polymer additives segment was the most significant contributor to the increased selling prices, cost savings initiatives, and higher raw material and energy costs. The crop protection and polymers segments reported the largest sales volume increases.

In addition to reporting depreciation and amortization on a separate line in the statement of operations, the gross profit of the Company may not be comparable to those of other entities since some companies include shipping costs in cost of products sold, while other companies, including Crompton Corporation, include such expenses in selling, general and administrative expenses. The amounts of such costs included in selling, general and administrative expenses by the Company were $67.2 million and $61.2 million for the first nine months of 2004 and 2003, respectively.

Selling, general and administrative expenses of $281.4 million for the first nine months of 2004 increased $17.8 million compared to the first nine months of 2003. This increase was primarily due to unfavorable foreign currency translation of $8.2 million, expenses associated with the acquired GE Specialty Chemicals business of $7.9 million, supplemental executive retirement costs of $7.6 million related to the retirement of certain executives and additional expenses related to the Company's management incentive plans of $6.2 million. Partially offsetting these unfavorable variances were savings attributable to cost reduction initiatives of $14.4 million that were mainly attributed to the polymer additives segment. Depreciation and amortization of $93.1 million increased $8.2 million primarily due to depreciation and amortization expense associated with the acquired GE Specialty Chemicals business of $5.9 million and unfavorable foreign currency translation of $2.6 million. Research and development costs of $37.5 million decreased by $0.1 million. Equity income of $9.8 million increased by $3.1 million mainly due to higher first quarter 2004 earnings from the Gustafson seed treatment joint venture which is included in the crop protection segment. This business was sold on March 31, 2004.

Facility closures, severance and related costs were $46.1 million for the first nine months of 2004 as compared to $14.1 million for the first nine months of 2003. The 2004 costs were primarily for severance costs related to the 2004 activity-based restructuring initiative, executive severance and related costs associated with the 2004 reorganization and the write-off of fixed assets resulting from the sale of the Freeport, Grand Bahama Island facility. The 2003 costs were primarily for severance costs and were the result of the 2003 and 2001 cost reduction initiatives and the corporate relocation announced in 2002.

The Company incurred antitrust costs of $16.8 million for the first nine months of 2004 as compared to $26.3 million during the first nine months of 2003. The 2004 costs include a $5 million U.S. civil antitrust settlement with the remainder primarily for related legal costs. The 2003 costs were primarily for legal costs associated with antitrust investigations and related civil lawsuits.

Operating profit of $24.0 million for the first nine months of 2004 increased by $9.3 million versus the comparable period of 2003. The increase was primarily attributed to higher gross profit of $54.7 million, lower antitrust costs of $9.4 million and higher equity income of $3.1 million, partially offset by increased facility closures, severance and related costs of $32.0 million, higher selling, general and administrative expenses of $17.8 and increased depreciation and amortization of $8.2 million.

Polymer Products

Polymer additives sales of $1.1 billion were up 21% from the prior year, of which 11% was due to the acquisition of GE's Specialty Chemicals business on July 31, 2003 and the remainder due to higher unit volume of 4% and 3% improvements in both pricing and foreign currency translation. Plastic additives sales were up 30% due primarily to the acquisition of the Specialty Chemicals business, improved pricing, higher unit volume and favorable foreign currency translation. Rubber additives sales rose 10% due mainly to increased unit volume and favorable foreign currency translation, offset in part by unfavorable pricing. Urethane additives sales increased 5% mainly as a result of favorable foreign currency translation. Petroleum additives sales were up 13% due mainly to higher unit volume and favorable pricing. Operating profit of $29.9 million was up 18% from the prior year mainly as a result of improved pricing and lower costs resulting primarily from cost saving initiatives, offset in part by higher raw material and energy costs.

Polymers sales of $246.3 million were up 16% from the prior year due to higher unit volume of 11%, improved pricing of 3% and favorable foreign currency translation of 2%. EPDM sales increased 18% mainly as a result of higher unit volume and improved pricing. Urethanes sales were up 13% due primarily to increased unit volume and favorable foreign currency translation. Operating profit of $35.3 million was up 72% from the prior year due primarily to lower costs attributable mainly to cost reduction programs and lower depreciation, increased unit volume and improved pricing, offset in part by higher raw material and energy costs.

Polymer processing equipment sales of $125.3 million increased 4% from the prior year due to higher unit volume of 5% and favorable foreign currency translation of 3%, offset in part by unfavorable pricing of 4%. Operating profit of $0.1 million was down $1.6 million from the prior year due mainly to unfavorable pricing, partially offset by higher unit volume.

Specialty Products

Crop protection sales of $251.0 million rose 20% from the prior year due to higher unit volume of 14%, favorable foreign currency translation of 4% and improved pricing of 2%. Operating profit of $75.9 million was up 49% from the prior year mainly as a result of higher unit volume, improved pricing and increased joint venture equity income.

Refined products sales of $199.5 million were up 8% from the prior year due to improved pricing of 3%, higher unit volume of 3% and favorable foreign currency translation of 2%. Operating profit of $0.2 million was up $0.5 million from the prior year due primarily to improved pricing and lower environmental-related expenses, offset in part by higher raw material and energy costs.

General Corporate and Unabsorbed Overhead Expenses

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis. These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses related to executives and corporate managers. General corporate expense also includes all amortization expense. General corporate expense of $54.5 million increased $19.9 million compared to the first nine months of 2003. Contributing to this increase were supplemental executive retirement costs recorded in 2004 of $7.6 million, additional expenses related to the Company's management incentive plans of $4.9 million, higher amortization expense of $3.6 million and the absence of a $1.5 million prior year gain on the Company's equity derivative contract.

Unabsorbed overhead expense from discontinued operations of $8.4 million in 2003 represents general overhead costs that were previously absorbed by the OrganoSilicones business unit.

Other

Interest expense decreased 24% primarily due to utilizing the proceeds from the OrganoSilicones divestment on July 31, 2003 to repurchase $250 million of the Company's 8.5% Senior Notes and repay $61.3 million of its EURIBOR based bank loans during the third quarter of 2003.

As a result of the repurchase of the Company's remaining 8.5% Senior Notes and $140 million of its 6.125% Senior Notes, the Company recorded a loss on early extinguishment of debt of $20.1 million during the third quarter of 2004. The loss primarily includes the premiums paid to repurchase the Notes, the consent payments and the write-off of the unamortized discount and deferred costs related to the Notes. During the third quarter of 2003, the Company recorded a loss on early extinguishment of debt of $24.7 million. This loss was the result of the repurchase of $250 million of the Company's 8.5% Senior Notes in August 2003 utilizing the proceeds from the sale of the OrganoSilicones business unit to GE.

Other income, net, of $82.6 million for the first nine months of 2004 increased $90.1 million from the comparable period of 2003. The increase was primarily the result of divestment gains of $94.6 million, which includes the $90.9 million gain on the sale of the Company's 50 percent interest in the Gustafson seed treatment joint venture and a $3.6 million gain on the completion of the sale of the assets of the Company's Brooklyn, New York facility in March 2004. The proceeds from the Brooklyn transaction were received in December 2000 and recognition of the gain on the sale was deferred pending resolution of certain issues that were finalized in March 2004. The gains were partially offset by a $3 million product liability charge relating to the Company's 50 percent interest in the Gustafson seed treatment joint venture.

The effective income tax rate was 37.8% for the nine months ended September 30, 2004 as compared to 33% for the comparable period of 2003. The increase reflects additional third quarter income tax expense of $1.5 million related to adjustments resulting from the September 2004 filing of the Company's 2003 U.S. income tax return.

Discontinued Operations

Earnings from discontinued operations for the first nine months of 2003 were $26.3 million (net of income taxes of $9 million) or $0.23 per share. Earnings from discontinued operations do not include any allocation of general overhead expenses.

CRITICAL ACCOUNTING AREAS

The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. The Company's estimates are based on historical experience and currently available information. Management's Discussion and Analysis of

Financial Condition and Results of Operations and the Accounting Policies Footnote in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 describe the significant accounting estimates and policies used in preparation of the consolidated financial statements. Actual results in these areas could differ from management's estimates. There have been no significant changes in the Company's critical accounting estimates during the first nine months of 2004. In addition to the critical accounting policies disclosed in the Company's Annual Report on Form 10-K, the following should be considered:

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

The Company's cash flow projections used to estimate the fair value of its reporting units are based on subjective estimates, the most significant of which are selling prices and their relationship to raw material costs, sales volumes and cost reduction or savings benefits. Deviations of actual results from the Company's estimates, as well as a change in the discount rate utilized, could impact the fair value estimates used to determine whether an impairment exists. Based on the fair value estimates used in July 2004 to test goodwill for impairment in accordance with FASB Statement No. 142, which were reviewed by an independent appraisal firm, the Company concluded that no impairment existed for any of its reporting units at July 31, 2004. At July 31, 2003 the fair value estimate related to the Company's plastic additives reporting unit (included in the Polymer Additives reporting segment) was only slightly above (approximately $23 million) the carrying value of that reporting unit. However, at July 31, 2004, the fair value estimate of the plastic additives reporting unit was approximately $67 million above the carrying value of that reporting unit.

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

The relationship of raw material price increases to selling price increases is currently the most sensitive factor affecting the operating results for the plastic additives reporting unit. During periods of escalating raw material prices, the Company attempts to match or surpass its raw material price increases with corresponding selling price increases. However, the Company may not always be able to immediately raise prices, resulting in a decline in its gross margin. If gross margins used in the plastic additives projections were assumed to be 1% lower as a result of these factors, the corresponding impact on the current estimate of future cash flows would require the Company to recognize an impairment loss of approximately $40 million, assuming the fair values of the other assets and liabilities of the plastic additives reporting unit were equal to their carrying amounts. If the Company had been required to recognize a goodwill impairment charge relating to the plastic additives reporting unit, it would not have had a direct impact on the Company's liquidity and capital resources because impairment charges are non-cash losses that do not impact the leverage or interest coverage ratios under the Company's domestic credit facility.

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

Each quarter, the Company evaluates and reviews estimates for future remediation, and operation and management costs directly related to remediation, to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. As of September 30, 2004, the Company's reserves for environmental remediation activities totaled $109 million. As of September 30, 2004, the Company estimates its potential currently determinable environmental liability to range from $98 million to $120 million. The Company's reserves include estimates for determinable clean-up costs. At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company believes that the likelihood of a material adverse effect resulting from the currently indeterminable clean-up costs is remote; however, while it intends to assert all meritorious legal defenses and other equitable factors that are available with respect to these matters, the final cost of clean-up at these sites cannot be determined at this time, could exceed the Company's present estimates, and could have, individually or in the aggregate, a material adverse effect on its financial condition, results of operations and cash flows.

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

On May 19, 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP No. 106-2 supersedes FSP No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP No. 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor post-retirement health care plans that provide prescription drug benefits, and requires employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. FSP 106-2 will be effective for the first interim period beginning after June 15, 2004. It has been determined that most of the Company's post-retirement health care plans that provide prescription drug benefits are actuarially equivalent to Medicare Part D based on a reasonable interpretation of what the regulations will likely require and therefore the Company would be eligible to receive the subsidy. As a result, the Company adopted the FSP No. 106-2 during the second quarter of 2004 and has recorded a reduction to the net periodic post-retirement benefit cost of $0.5 million and $1.5 million for the third quarter and nine months ended September 30, 2004, respectively.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Form 10-Q are forward-looking statements that involve risks and uncertainties, including, but not limited to, general economic conditions, the outcome and timing of antitrust investigations and related civil lawsuits to which the Company is subject, the ability to obtain selling price increases, pension and other post-retirement benefit plan assumptions, energy and raw material prices and availability, production capacity, changes in interest rates and foreign currency exchange rates, changes in technology, market demand and customer requirements, the enactment of more stringent environmental laws and regulations, the ability to realize expected cost savings under the Company's cost reduction initiatives, the amount of any additional earn-out payments from GE, the ability to reduce the Company's debt levels, and other risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission. These statements are based on the Company's estimates and assumptions and on currently available information. The forward-looking statements include information concerning our possible or assumed future results of operations, and the Company's actual results may differ significantly from the results discussed. Forward-looking information is intended to reflect opinions as of the date this Form 10-Q was filed and such information will not necessarily be updated by the Company.

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

The fair market value of long-term debt is subject to interest rate risk. The Company's long-term debt amounted to $862.0 million at September 30, 2004. The fair market value of such debt as of September 30, 2004 was $907.9 million, which has been determined primarily based on quoted market prices.

The Company uses price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases. In January 2004, these contracts were designated as hedges of a portion of the Company's forecasted natural gas purchases for a rolling two-year period. These contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based. The differential paid or received as natural gas prices change is recognized as an adjustment to cost of products sold. The fair value of the contracts at September 30, 2004 of $6.9 million was recorded as a component of accumulated other comprehensive loss. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. A hypothetical ten percent increase in the cost of natural gas at September 30, 2004 would result in an increase in the fair market value of the outstanding derivatives by $4.2 million to a fair market value of $11.1 million; conversely a hypothetical ten percent decrease in the cost of natural gas would result in a decrease in the fair market value of the outstanding derivatives by $4.2 million to a fair market value of $2.7 million.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is involved in claims, litigation, administrative proceedings, and investigations of various types in a number of jurisdictions. A number of such matters involve, or may involve, claims for a material amount of damages and relate to or allege environmental liabilities, including clean-up costs associated with hazardous waste disposal sites, natural resource damages, regulatory compliance, property damage and personal injury.

Environmental Liabilities

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by us, and the anticipated time frame over which payments toward the remediation plan will occur. As of September 30, 2004, the Company's reserves for environmental remediation activities totaled $109 million. The Company estimates its potential currently determinable environmental liability to range from $98 million to $120 million as of September 30, 2004. The Company's reserves include estimates for determinable clean-up costs. At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and other equitable factors that are available with respect to these matters, and believes that the likelihood of a material adverse effect resulting from the currently indeterminable clean-up costs is remote. However, the final cost of clean-up at these sites could exceed the Company's present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company's financial condition, results of operations and cash flows. With respect to Witco's former Bradford, Pennsylvania property, the Company and a third party are jointly and severally responsible for paying to the Pennsylvania Department of Environmental Protection a civil penalty of $0.2 million for alleged violations of state environmental law, which was paid in the third quarter of 2004. In addition, it is possible that estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

The Company and some of its subsidiaries have been identified by federal, state, or local governmental agencies, and by other potentially responsible parties (a "PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States. Because these regulations have been construed to authorize joint and several liability, the EPA could seek to recover all costs involving a waste disposal site from any one of the PRPs for such a site, including the Company, despite the involvement of other PRPs. In many cases, the Company is one of several hundred PRPs so identified. In a few instances, the Company is one of only a handful of PRPs, and at one site the Company is the only PRP performing investigation and remediation. Where other PRPs are involved, the Company expects that any ultimate liability resulting from such matters will be apportioned between the Company and such other parties. In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.

Vertac. Uniroyal and its Canadian subsidiary, Crompton Co./Cie (formerly Uniroyal Chemical Co./Cie and Uniroyal Chemical Ltd./Ltee) were joined with others as defendants in consolidated civil actions brought in the United States District Court, Eastern District of Arkansas, Western Division (''Court'') by the United States of America, the State of Arkansas and Hercules Incorporated (''Hercules''), relating to a Vertac Chemical Corporation site in Jacksonville, Arkansas. Although Uniroyal has been dismissed from the litigation, the proceedings continue against Crompton Co./Cie. On May 21, 1997, the Court entered an order finding that Crompton Co./Cie is jointly and severally liable to the United States, and finding that Hercules and Crompton Co./Cie are liable to each other in contribution. On October 23, 1998, the Court entered an order granting the United States' motion for summary judgment against Crompton Co./Cie and Hercules as to the amount of their claimed removal and remediation costs of $102.9 million at the Vertac site. Trial on the allocation of these costs as between Crompton Co./Cie and Hercules was concluded on November 6, 1998, and on February 3, 2000, the Court entered an Order finding Crompton Co./Cie liable to the United States for approximately $2.3 million and liable to Hercules in contribution for approximately $0.7 million. The Court found that Hercules was responsible for the remaining costs of the cleanup. On April 10, 2001, the United States Court of Appeals for the Eighth Circuit (''Appeals Court'') (i) reversed a decision in favor of the United States and against Hercules with regard to the issue of divisibility of harm and remanded the case back to the Court for a trial on the issue; (ii) affirmed the finding of arranger liability against Crompton Co./Cie; and (iii) set aside the findings of contribution between Hercules and Crompton Co./Cie by the Court pending a decision upon remand. The Appeals Court also deferred ruling on all constitutional issues raised by Hercules and Crompton Co./Cie pending subsequent findings by the Court. On June 6, 2001, the Appeals Court denied Crompton Co./Cie's petition for rehearing by the full Appeals Court on the Appeals Court's finding of arranger liability against Crompton Co./Cie and on December 10, 2001, Crompton Co./Cie's

Petition for a Writ of Certiorari to the United States Supreme Court with regard to the issue of its arranger liability was denied. On December 12, 2001, the Court concluded hearings pursuant to the April 10, 2001 remand by the Appeals Court and briefing on the issue of divisibility was completed in January 2003. A decision from the Court is expected during the fourth quarter of 2004. If Hercules prevails in its divisibility argument on remand, the Company might become liable under a joint and several liability theory for a significant share of the liability that had previously been allocated to Hercules.

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

Antitrust Investigations.

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

Expected cash payments for U.S. and Canadian fines total $2.3 million in 2004; $2.3 million in 2005; $6.5 million in 2006; $11.2 million in 2007; $16.2 million in 2008; and $18.5 million in 2009. The Company recorded a charge of $45.2 million against results of operations for its fiscal year ended December 31, 2003, as a reserve for the payment of the U.S. and Canadian fines. As of September 30, 2004, the Company had made the $2.3 million of payments that were due in 2004.

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

The Company's antitrust costs increased from $4.4 million (pre-tax) during the immediately prior fiscal quarter ended June 30, 2004 to $8.4 million (pre-tax) for the fiscal quarter ended September 30, 2004, as a result of the Company's payment of $5.0 million in connection with the settlement of a plastics additives class action lawsuit (as described below). The Company expects to continue to incur substantial costs until all antitrust investigations are concluded and civil claims are resolved.

Civil Lawsuits.

U.S. Federal Antitrust Actions.
The Company, individually or together with certain of its subsidiaries and other companies, is a defendant in certain direct purchaser lawsuits filed in federal courts during the period from late March 2003 through September 2004 involving the sale of rubber chemicals, EPDM, polychloroprene, plastics additives (including heat stabilizers, impact modifiers and processing aids), nitrile rubber, and urethanes and urethane chemicals.

With respect to rubber chemicals, the Company, its subsidiary Uniroyal Chemical Company, Inc. ("Uniroyal") and other companies are defendants in a single, consolidated direct purchaser class action lawsuit filed in the United States District Court, Northern District of California, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased rubber chemicals in the United States directly from any of the defendants, or any present or former parent, subsidiary or affiliate, at any time during the period from January 1, 1994 through the present. In addition to the consolidated action, the Company, its subsidiary Uniroyal and other companies are defendants in a single direct purchaser class action lawsuit, also filed in the United States District Court, Northern District of California, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased rubber chemicals in the United States directly from any of the defendants at any time during the period from January 1, 1994 through the present. This action is being coordinated with the consolidated direct purchaser class action described above. In addition, the Company, its subsidiary Uniroyal and other companies are defendants in two single direct purchaser lawsuits, one filed in the United States District Court, Western District of Pennsylvania, by RBX Industries, Inc., and the other filed in the United States District Court, Northern District of Ohio, by Goodyear Tire & Rubber Company, in each case, with respect to purchases of rubber chemicals from one or more of the defendants.

With respect to EPDM, the Company, its subsidiary Uniroyal and other companies are defendants in a single, consolidated direct purchaser class action lawsuit filed in the United States District Court, District of Connecticut, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased EPDM in the United States directly from any of the defendants, or any present or former parent, subsidiary or affiliate, at any time during the period from January 1, 1997 through December 31, 2001. In addition to the consolidated action, the Company, its subsidiary Uniroyal and other companies are defendants in a single direct purchaser lawsuit filed in the United States District Court, Northern District of Ohio by Goodyear Tire & Rubber Company with respect to purchases of EPDM and polychloroprene from one or more of the defendants. Although the Company does not sell or market polychloroprene, the complaint alleges that producers of EPDM, including the Company, and producers of polychloroprene conspired to raise prices with respect to both products. The Company, its subsidiary Uniroyal and other companies are also defendants in a single direct purchaser lawsuit filed in the United States District Court, Eastern District of Pennsylvania by RBX Industries, Inc.

With respect to plastics additives, the Company and plaintiff class representatives entered into a Settlement Agreement (the "Settlement Agreement") on August 11, 2004 that resolves, with respect to the Company, a single, consolidated direct purchaser class action lawsuit filed in the United States District Court, Eastern District of Pennsylvania, against the Company and other companies by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased plastics additives in the United States directly from any of the defendants or from any predecessors, parents, subsidiaries, or affiliates at any time during the period from January 1, 1990 through January 31, 2003 (the "Class Period"). Under the Settlement Agreement, the Company paid $5.0 million to a settlement fund in exchange for the final dismissal with prejudice of the lawsuit as to the Company and a complete release of all claims against the Company set forth in the lawsuit. The Settlement Agreement is subject to final approval by the court. In addition, if the sales of plastics additives made during the Class Period to entities requesting exclusion from the class are equal to or greater than 10% of the total dollar amount of sales of plastics additives made by all of the defendants during the Class Period, the Company may in its discretion withdraw from the Settlement Agreement.

With respect to nitrile rubber, the Company, its subsidiary Uniroyal and other companies are defendants in a single, consolidated direct purchaser class action lawsuit filed in the United States District Court, Western District of Pennsylvania, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased nitrile rubber from any of the defendants or from any predecessors, parents, subsidiaries, or affiliates at any time during the period from January 1, 1995 through June 30, 2003. A defendant in such action, ParaTec Elastomers LLC, a former joint venture in which the Company previously owned a majority interest but now has no interest, has asserted cross claims against the Company in this class action, seeking damages that ParaTec Elastomers LLC has allegedly suffered or may suffer as a result of its actions. On August 6, 2004, the Company filed a motion to dismiss the cross claims, or in the alternative to compel arbitration, which is pending.

With respect to urethanes and urethane chemicals, the Company, its subsidiary Uniroyal and other companies are defendants in twenty-six direct purchaser class action lawsuits filed in several jurisdictions, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased urethanes and urethane chemicals from any of the defendants or from any co-conspirators, predecessors, parents, subsidiaries, or affiliates at any time during varying periods with the earliest commencing on January 1, 1994. These actions have been, or are in the process of being, transferred to a single judge in the United States District Court, District of Kansas.

The complaints in these actions principally allege that the defendants conspired to fix, raise, maintain or stabilize prices for rubber chemicals, EPDM, polychloroprene, plastics additives, nitrile rubber or urethanes and urethane chemicals, as applicable, sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of unspecified amounts, costs (including attorneys' fees) and injunctive relief preventing further violations of the Sherman Act.

U.S. State Antitrust Class Actions
With respect to rubber chemicals, the Company, certain of its subsidiaries and other companies are defendants in nine pending putative indirect purchaser class action lawsuits filed during the period from October 2002 through September 2004 in state courts in eight states. A previously pending putative indirect purchaser class action lawsuit filed in North Carolina was dismissed by the court on October 26, 2004. The putative class in seven of the outstanding nine actions comprises all persons within each of the applicable states who purchased tires other than for resale that were manufactured using rubber processing chemicals sold by the defendants since 1994. The complaints principally allege that the defendants agreed to fix, raise, stabilize and maintain the price of rubber processing chemicals used as part of the tire manufacturing process in violation of state antitrust and consumer protection laws and that this caused injury to individuals who paid more to purchase tires as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, interest and attorneys' fees and costs. The putative class in one of the two remaining actions comprises all natural persons within the Commonwealth of Massachusetts who purchased for non-commercial purposes any product containing rubber chemicals sold by the defendants or any subsidiary or affiliate thereof, or any co-conspirator, since January 1, 1994 and who are residents of Massachusetts. The complaint principally alleges that the defendants agreed to fix, raise, stabilize and maintain the price of rubber chemicals distributed or sold in Massachusetts and throughout the United States in violation of the Massachusetts Consumer Protection Act and that the plaintiff and the alleged class were injured. The plaintiff seeks, among other things, double or treble damages of an unspecified amount, interest and attorneys' fees and costs. The putative class in the other remaining action comprises all persons or entities within the Florida or 19 other states, including the District of Columbia, who purchased any product containing rubber chemicals manufactured or sold by the defendants, or any co-conspirator, at any time from January 1, 1994 through December 31, 2001. The complaint principally alleges that the defendants agreed to fix, raise, stabilize and maintain the price of rubber chemicals distributed or sold in Florida and 19 other states (including the District of Columbia) in violation of the Florida Deceptive and Unfair Trade Practices Act and that the plaintiff and the alleged class were injured. The plaintiff seeks, among other things, damages of an unspecified amount, interest and attorneys' fees and costs.

The Company and its defendant subsidiaries have filed motions to dismiss on substantive and personal jurisdictional grounds or answers with respect to each of the actions, with the exception of an indirect purchaser class action lawsuit filed in Florida, where a responsive pleading has not yet been filed. Certain motions to dismiss remain pending, and other motions to dismiss have been denied by the applicable court, which are being, or will be, appealed by the Company and its defendant subsidiaries.

With respect to EPDM, the Company, its subsidiary Uniroyal and other companies are defendants in eleven pending putative indirect purchaser class action lawsuits, filed during the period of October 2003, through September 2004. The putative class in these actions comprises all persons or entities in California, North Carolina, Florida, New York, Iowa, New Mexico, New Jersey, Tennessee, Vermont, Arizona and Nebraska, respectively, who indirectly purchased EPDM at any time from at least January 1, 1994. These complaints principally allege that the Company conspired to fix, raise, stabilize, and maintain theprice of EPDM and allocate markets and customers in the United States, including the foregoing states, respectively, in violation of the laws of those states and that this caused injury to purchasers who paid more to purchase indirectly EPDM as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, single or treble damages of an unspecified amount, costs (including attorneys' fees), and disgorgement of profits.

With respect to plastics additives, the Company and other companies were previously defendants in a direct purchaser class action lawsuit, filed on April 8, 2003 in Ohio, by a plaintiff on behalf of itself and a class consisting of all individuals and entities that purchased plastics additives directly from the defendants in Ohio since 1999. This lawsuit was voluntarily dismissed with respect to the Company on September 28, 2004. The Company, its subsidiary Uniroyal and other companies remain defendants in a single indirect purchaser class action lawsuit, filed on May 6, 2004, in California. The putative class in this action comprises all persons in California who indirectly purchased plastics additives from the defendants during the period from January 1, 1990 through May 6 , 2004. The complaints principally allege that the defendants and co-conspirators agreed to fix, raise, stabilize and maintain the price of plastics additives in violation of the laws of Ohio and California, and that this caused injury to purchasers who paid more to purchase plastics additives as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, costs (including attorneys' fees) and injunctive relief preventing the defendants from continuing the unlawful activities alleged in the complaint.

With respect to nitrile rubber, the Company, its subsidiary Uniroyal and other companies are defendants in six indirect purchaser class action lawsuits, filed from March 2004 to August 2004 in California. The putative class in these actions comprise all persons or entities in California who indirectly purchased nitrile rubber at various times from January 1, 1994. The complaints principally allege that the Company conspired to fix, raise, stabilize and maintain the price of nitrile rubber and allocate markets and customers in the United States and California in violation of California's Cartwright Act and Unfair Competition Act and that this caused injury to purchasers who paid more to purchase, indirectly, nitrile rubber as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, costs (including attorneys' fees), and disgorgement of profits. Each of the six lawsuits has been stayed until a consolidated nitrile rubber direct purchaser action is filed.

With respect to urethanes and urethane chemicals, the Company, its subsidiary Uniroyal and other companies are defendants in twelve pending putative indirect purchaser class action lawsuits, with eleven lawsuits filed during the period from March through June 2004 in California and one filed in April 2004 in Tennessee. The putative class in the California actions comprises all persons or entities in California who indirectly purchased urethanes and urethane chemicals at any time during various periods with the earliest commencing on January 1, 1990. The putative class in the Tennessee action is all natural persons who indirectly purchased urethanes and urethane chemicals during the period from January 1, 1994 to April 2004. The complaints principally allege that the Company conspired to fix, raise, stabilize and maintain the price of urethanes and urethane chemicals and allocate markets and customers in violation of the laws of California and Tennessee, and that this caused injury to purchasers who paid more to purchase, indirectly, urethanes and urethane chemicals as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, costs (including attorneys' fees), and disgorgement of profits.

Canadian Antitrust Actions.
Two motions for authorization to commence a class action were filed in May 2004, in the Superior Court of the District of St. Francois and the Superior Court of the District of Montreal, in Quebec, Canada, against the Company, its subsidiary Crompton Co./Cie (with respect to the motion filed in the Superior Court of the District of St. Francois only) and other companies. The motions were filed on behalf of persons and entities that purchased in Quebec rubber chemicals directly or indirectly from the parties respondent during various periods commencing in July 1995. The motions principally allege that the Company conspired with other defendants to restrain unduly competition in the sale of rubber chemicals and to inflate artificially the sale price of the rubber chemicals in violation of Canada's Competition Act, and that this caused injury to purchasers who paid artificially inflated prices for such rubber chemicals. The plaintiffs in both motions seek, among other things, authorization to commence their respective class actions, recovery of the additional revenues generated by the artificial inflation of the price of rubber chemicals, attorneys' fees and costs. The plaintiff in the motion filed in the District of Montreal also seeks exemplary and punitive damages. Both motions have been suspended pending determination of the constitutionality of certain Quebec civil procedure rules involving class actions.

In addition, a Statement of Claim was filed in October 2004, in the Ontario Superior Court of Justice in London, Ontario in Canada, against the Company, its subsidiaries Crompton Canada Corporation, Crompton Co./Cie and Uniroyal Chemical Company, Inc., and other companies. The Statement of Claim was filed on behalf of a proposed class of persons and entities in Canada who purchased EPDM or products containing EPDM during the period from at least January 1994 to December 2002. The Statement of Claim principally alleges that the Company conspired with other defendants to restrain unduly competition in the sale of EPDM and to inflate artificially the sale price of EPDM in violation of Canada's Competition Act, and that this caused injury to purchasers who paid artificially inflated prices for EPDM. The plaintiff seeks, among other things, general and punitive damages, interest and costs on behalf of the proposed class. This case will proceed as a class action only if, when and to the extent it is certified as a class proceeding by the Ontario Court.

Federal Securities Class Actions.
The Company, certain of its former officers and directors (the "Crompton Individual Defendants"), and certain former directors of the Company's predecessor Witco Corp. are defendants in a consolidated class action lawsuit, filed on June 21, 2004, in the United States District Court, District of Connecticut, brought by plaintiffs on behalf of themselves and a class consisting of all purchasers or acquirers of the Company's stock between October 1998 and October 2002. The consolidated amended complaint principally alleges that the Company and the Crompton Individual Defendants caused the Company to issue false and misleading statements that violated the federal securities laws by reporting inflated financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy. The putative class includes former Witco Corp. shareholders who acquired their securities in the Crompton-Witco merger pursuant to a registration statement that allegedly contained misstated financial results. The complaint asserts claims against the Company and the Crompton Individual Defendants under Section 11 of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. Plaintiffs also assert claims for control person liability under Section 15 of the Securities Act of 1933 and Section 20 of the Securities Exchange Act of 1934 against the Crompton Individual Defendants. The complaint also asserts claims for breach of fiduciary duty against certain former directors of Witco Corp. for actions they allegedly took as Witco Corp. directors in connection with the Crompton-Witco merger. The plaintiffs seek, among other things, unspecified damages, interest, and attorneys' fees and costs. The Company and the Crompton Individual Defendants filed a motion to dismiss in September 2004, which is pending.

Shareholder Derivative Lawsuit
Certain current directors and one former director and officer of the Company (the "Individual Defendants") are defendants in a shareholder derivative lawsuit filed on August 25, 2003 in Connecticut state court, nominally brought on behalf of the Company. The Company is a nominal defendant in the lawsuit. The complaint principally alleges that the Individual Defendants breached their fiduciary duties by causing the Company to issue false and misleading financial statements by inflating financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy. The plaintiff contends that this wrongful conduct caused the Company's financial results to be inflated, cost the Company its credibility in the marketplace and market share, and has and will continue to cost the Company millions of dollars in investigative and legal fees. The plaintiff seeks, among other things, punitive damages of an unspecified amount, prejudgment interest, and attorneys' fees and costs.

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

ITEM 6. Exhibits

The following documents are filed as part of this report:

Number	Description
4.1

Second Supplemental Indenture, dated as of August 5, 2004, between Crompton Corporation and U.S. Bank, National Association, to the 1993 Indenture (incorporated by reference to exhibit 4.4 of the Company's Registration Statement on Form S-4, Registration Number 333-119641, filed on October 8, 2004 (the "2004 Form S-4")).

4.2

Indenture, dated as of August 16, 2004, among Crompton Corporation, the Guarantors listed on Schedule A thereto, Wells Fargo Bank, National Association, as trustee and Deutsche Bank Trust Company Americas as Note Custodian, Paying Agent and Registrar, relating to the Company's 9 7/8% Senior Notes due 2012 (incorporated by reference to exhibit 4.5 of the 2004 Form S-4).

4.3

Indenture, dated as of August 16, 2004, among Crompton Corporation, the Guarantors listed on Schedule A thereto, Wells Fargo Bank, National Association, as trustee and Deutsche Bank Trust Company Americas as Note Custodian, Paying Agent and Registrar, relating to the Company's Senior Floating Rate Notes due 2010 (incorporated by reference to exhibit 4.6 of the 2004 Form S-4).

10.1

Settlement Agreement, dated August 11, 2004, between Crompton Corporation and plaintiff class representatives (incorporated by reference to exhibit 10.1 of the Company's Form 8-K filed on August 11, 2004).

10.2

Change in Control Agreement dated as of September 13, 2004, between Crompton Corporation and each of Karen R. Osar, Myles S. Odaniell, Lynn A. Schefsky, and Gregory E. McDaniel (incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed on September 15, 2004).

10.3

Credit Agreement, dated as of August 16, 2004, among Crompton Corporation, the Lenders from time to time party thereto, Deutsche Bank AG, Cayman Islands Branch, as Deposit Bank, and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to exhibit 10.43 of the 2004 Form S-4).

10.4

Second Amended and Restated Receivables Sale Agreement, dated as of August 16, 2004, among Crompton & Knowles Receivables Corporation, as the Seller, Crompton Corporation, as the Initial Collection Agent, ABN AMRO Bank N.V., as the Agent, the Liquidity Providers from time to time party thereto, and Amsterdam Funding Corporation (incorporated by reference to exhibit 10.44 of the 2004 Form S-4).

10.5

Amendment Number 5 dated as of August 16, 2004, to the Receivables Purchase Agreement dated as of December 11, 1998, by and among Crompton Corporation (as successor to Crompton & Knowles), as initial Collection Agent, and certain of its subsidiaries, as Sellers, Crompton & Knowles Receivables Corporation, as Buyer, and ABM AMRO Bank N.V., as Agent (incorporated by reference to exhibit 10.45 of the 2004 Form S-4).

10.6

Registration Rights Agreement, dated as of August 16, 2004, among Crompton Corporation, and the subsidiaries of Crompton Corporation listed on Schedule I attached thereto, Deutsche Bank Securities Inc., Bank of America Securities LLC, Citigroup Global Markets Inc. and Credit Suisse First Boston LLC as initial purchasers (incorporated by reference to exhibit 10.46 of the 2004 Form S-4).

10.7

Security Agreement, dated as of August 16, 2004, among Crompton Corporation, certain of its subsidiaries from time to time party thereto and Deutsche Bank AG New York Branch as Collateral Agent (incorporated by reference to exhibit 10.47 of the 2004 Form S-4).

10.8

Pledge Agreement, dated as of August 16, 2004, among Crompton Corporation, certain of its subsidiaries from time to time party thereto and Deutsche Bank AG New York Branch, as Pledgee (incorporated by reference to exhibit 10.48 of the 2004 Form S-4).

10.9

Subsidiaries Guaranty, dated as of August 16, 2004, among certain subsidiaries of Crompton Corporation and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to exhibit 10.49 of the 2004 Form S-4).

15	Accountants' Acknowledgement (filed herewith).
31.1	Certification of Periodic Report by Crompton Corporation's Chief Executive Officer (Section 302) (filed herewith).
31.2	Certification of Periodic Report by Crompton Corporation's Chief Financial Officer (Section 302) (filed herewith).
32.1	Certification of Periodic Report by Crompton Corporation's Chief Executive Officer (Section 906) (filed herewith).
32.2	Certification of Periodic Report by Crompton Corporation's Chief Financial Officer (Section 906) (filed herewith).

CROMPTON CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crompton Corporation
       (Registrant)
Date: November 8, 2004	/s/ Michael F. Vagnini
Name: Michael F. Vagnini Title: Vice President and Controller (Principal Accounting Officer)

Date: November 8, 2004	/s/ Barry J. Shainman
Name: Barry J. Shainman Title: Secretary