Form 10-K
period 2004-12-31
CROMPTON CORP
filed 2005-03-16
CIK 1091862

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-30270

Crompton Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2183153 (I.R.S. Employer Identification Number)

199 Benson Road Middlebury, Connecticut (Address of principal executive offices)	06749 (Zip Code)

Registrant’s telephone number, including area code: (203) 573–2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.01 par value	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [x]   No [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed as of February 25, 2005 was $1,577,707,508.

The number of voting shares of Common Stock of the registrant outstanding as of February 25, 2005 was 117,185,760.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Stockholders on April 26, 2005 ........	Part III

PART I.

ITEM 1.  BUSINESS

When we use the terms the “Corporation,” “Company,” “Crompton, “Registrant,” “we,” “us” and “our,” unless otherwise indicated or the context otherwise requires, we are referring to Crompton Corporation and its consolidated subsidiaries. Certain disclosures included in this Annual Report on Form 10-K constitute forward-looking statements that are subject to risk and uncertainty. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements.”

(a) General Development of Business

Crompton Corporation, formerly known as CK Witco Corporation, was incorporated in Delaware in 1999 in connection with the merger of Crompton & Knowles Corporation and Witco Corporation on September 1, 1999 (the “Merger”).

Crompton & Knowles Corporation (“Crompton & Knowles”) was incorporated in Massachusetts in 1900. Crompton & Knowles engaged in the manufacture and sale of specialty chemicals beginning in 1954 and, beginning in 1961, in the manufacture and sale of polymer processing equipment. Crompton & Knowles substantially expanded both its specialty chemical and its polymer processing equipment businesses through a number of acquisitions in both the United States and Europe, including the acquisition in 1996 of Uniroyal Chemical Company, Inc., now known as Crompton Manufacturing Inc. (“Uniroyal”), a multinational manufacturer of performance chemicals, including additives for rubber, plastics and lubricants, crop protection chemicals, and polymers, which include Royalene® EPDM rubber and Adiprene®/Vibrathane® urethane prepolymers.

Witco Corporation (“Witco”) was incorporated in Delaware in 1958 as Witco Chemical Company, Inc., at which time it succeeded by merger to the business of Witco Chemical Company, an Illinois corporation formed in 1920. Witco was a global manufacturer and marketer of specialty chemical products for use in a wide variety of industrial and consumer applications.

Today, we are a global diversified producer of specialty chemicals (including agricultural chemicals), polymer products, and polymer processing equipment. Our products are used in a wide variety of end-use markets, principally including transportation, construction, packaging, agriculture, lubricants, plastics for durable and non-durable goods, and personal care products. Most of our chemical products are sold to industrial manufacturing customers for use as additives, ingredients, or intermediates that add value to their end products. We are a market leader in many of our key product lines, including polyvinyl chloride (‘‘PVC’’) additives, aluminum alkyl catalysts, high-performance castable urethanes, and single-screw extrusion equipment. We manufacture and sell more than 3,500 products and formulations. Of our $2.5 billion 2004 net sales, 53% were to customers in the United States and Canada, 28% to Europe and Africa, 12% to Asia/Pacific, and 7% to Latin America.

During 2004, the Company completed a voluntary severance program and an activity-based restructuring initiative intended to structure the Company’s operations in a more efficient and cost effective manner. As a result of this initiative, the Company expects to achieve annual pre-tax cost savings of at least $50 million. For the year ended December 31, 2004, the Company realized approximately $6.3 million of these savings. The full extent of the savings are expected to be realized in 2005. All cost savings, both estimated and actual, are reported net of any increased expenses or the impact of reduced revenues. During 2004, the Company recorded pre-tax charges of $54 million for facility closures, severance and related costs related to the voluntary severance program and activity-based initiative.

On March 22, 2004, the Company entered into an agreement with Bayer CropScience LP in the U.S. and Bayer CropScience Inc. in Canada to sell its 50 percent interest in the Gustafson seed treatment joint venture for $128.9 million, of which $122 million was received in the first quarter of 2004, a deferred payment of $4.9 million was received in the third quarter of 2004, and $2 million was contingent upon a licensing consent and the execution of a related supply agreement. The transaction closed on March 31, 2004 and resulted in a pre-tax gain of $90.9 million in the first quarter of 2004. The licensing consent and related supply agreement were finalized in December 2004 and resulted in an additional pre-tax gain of $2 million in the fourth quarter of 2004. The

Company expects to receive the $2 million of proceeds from this additional gain in the first quarter of 2005.

On July 31, 2003, the Company sold certain assets and assigned certain liabilities of its OrganoSilicones business unit to the Specialty Materials division of General Electric (GE) and acquired GE’s Specialty Chemicals business. The transaction resulted in a gain of $111.7 million (net of income taxes of $175.3 million). The Company received net cash proceeds in 2003 of $633.4 million. In 2004, the Company and GE settled various purchase price adjustments, which resulted in a $14 million payment to GE. As a result of this settlement, the adjustment of certain reserves and the resolution of certain tax matters related to the transaction, the Company recorded a $2.1 million (after-tax) gain on sale of discontinued operations in 2004. Additionally, during 2004 the Company received $40.3 million of earn-out proceeds, $35 million as required in the sale agreement and $5.3 million based on the combined performance of GE’s existing Silicones business and the OrganoSilicones business. The Company will continue to receive a minimum of $8.75 million of quarterly earn-out payments through September of 2006. Depending on the combined performance of GE’s existing Silicones business and the OrganoSilicones business, the Company may receive additional performance-based proceeds or could be required to refund all or part of the $5.3 million of additional proceeds received in 2004.

On March 9, 2005, the Company and Great Lakes Chemical Corporation (Great Lakes) announced the signing of a definitive merger agreement for an all-stock merger transaction, which would create the third largest publicly traded U.S. specialty chemicals company. Under the terms of the agreement, the Great Lakes shareholders will receive 2.2232 shares of the Company’s common stock for each share of Great Lakes common stock they hold. The transaction, which is subject to regulatory approval and approval by shareholders of both companies, is expected to close in mid-2005. The merger is estimated to result in annual pre-tax synergy cost savings of approximately $90 to $100 million, the majority of which are expected to be achieved in 2006. In addition, the merger is expected to result in one-time expenditures of approximately $35 to $40 million relating to the closing of the transaction and one-time expenditures of approximately $90 to $100 million relating to the integration of both companies.

(b) Financial Information About Industry Segments

Information as to the sales, operating profit (loss), depreciation and amortization, assets, capital expenditures and equity method investments attributable to each of the Corporation’s business segments during each of its last three fiscal years is set forth in the Business Segment Data footnote included in the Notes to Consolidated Financial Statements on pages 88 through 90 of this Report.

The Corporation’s businesses are grouped into two units, “Polymer Products” and “Specialty Products.” Polymer Products consists of separate reporting segments for Polymer Additives (plastic additives, rubber additives, urethane additives and petroleum additives), Polymers (EPDM and urethane polymers) and Polymer Processing Equipment (Davis-Standard). Specialty Products consists of separate reporting segments for Crop Protection and Other (refined products and industrial specialties, which was sold in June 2002).

(c) Narrative Description of Business

Products and Services

The Corporation manufactures and markets a wide variety of polymer and specialty products. Most of the Corporation’s products are sold to industrial customers for use as additives, ingredients or intermediates that impart particular characteristics to the customers’ end products. The Corporation’s products are currently marketed in more than 100 countries and serve a wide variety of end-use markets including transportation, construction, packaging, agriculture, lubricants, plastics for durable and non-durable goods, and personal care products.

The principal products and services offered by the Corporation are described below.

POLYMER PRODUCTS

Polymer Additives

Polymer Additives, our largest business segment, supplies specialty additives used to manufacture plastic, rubber, urethane and petroleum products. Our additives are used to impart specific qualities in our customers’ products, such as strength, durability, or flexibility. Our products are sold to formulators, compounders and fabricators of vinyl, olefins, styrenics, rubber, polyurethanes, and high performance lubricants, and are ultimately used in the transportation, packaging, construction, durable and non-durable goods, and telecom industries.

Polymer Additives are sold through a specialized sales force, including technical service professionals who address customer inquiries and problems. The technical service professionals generally have degrees in chemistry and/or chemical engineering and are knowledgeable in specific product application fields. The sales and technical service professionals identify and focus on customers’ growth opportunities, working not only with the customers’ headquarters staff, but also with their research and development and manufacturing personnel on a worldwide basis.

The Polymer Additives business, which had net sales for fiscal 2004 of $1,465.6 million, has four principal product lines: plastic additives, rubber additives, urethane additives and petroleum additives.

Plastic Additives

The Corporation is a global leader in supplying a broad line of additives to the plastics industry. Our Plastic Additives business primarily serves two separate aspects of the specialty chemicals market, PVC and olefins/styrenics. Many of our products are specially developed and formulated in collaboration with customers for their specific manufacturing requirements. Customers use our plastic additives in their high-end manufacturing processes to impart such characteristics as stability, flexibility, and durability to their end products. The added stability, functionality and value of the finished products result in gains in customer productivity and cost effectiveness. We target particular applications and customers that require high-performance and specialty additives. For our PVC additives, for example, we seek high-value end uses that entail specialized, demanding manufacturing processes and aesthetic standards, such as window profiles.

Olefins and styrenics products improve the processing characteristics of resin as well as the performance of the polymer in end-use applications. Our product offerings include critical ingredients that initiate, catalyze, or inhibit a polymer reaction or enhance polymer performance, provide thermal stability, or impact strength. Our olefins and styrenics business is a global manufacturer and marketer of polymer products and specialty chemicals, and we offer a broad portfolio of products, including well-known branded products. Our olefins and styrenics products are essential to the manufacture of resins, which are used in applications such as plastic bags, food packaging, plastic packaging for compact discs, wire and cable, automotive parts, and fiberglass.

In addition, with the acquisition of GE’s Specialty Chemicals business in 2003, we expanded our plastics additives business by adding a manufacturing facility, increasing our antioxidant product offerings, and adding impact modifiers and processing aids to our range of products.

The Corporation is also backward integrated in fatty acids for use in the plastic additives business. Fatty acids and glycerin are produced for internal consumption and the merchant market. Derivatives of fatty acids (esters, stearates and amides) are produced for surface modification as direct lubricants, emulsifiers or as intermediates for ingredients that modify surfaces. Fatty acids are used as lubricants in polymers (rubber and plastic), for personal care products and in curing systems for rubber. Glycerin is used to provide lubrication in pharmaceutical and personal care applications.

Net sales of plastic additives during fiscal 2004, 2003 and 2002 were 35%, 32.4% and 28.3% of the Corporation’s net sales, respectively.

Rubber Additives

Our rubber additives business includes approximately 100 products for use in processing rubber. These products include accelerators, antioxidants, antiozonants, chemical foaming agents, and specialty waxes. Accelerators are used for curing natural and synthetic rubber and have a wide range of activation temperatures, curing ranges, and use forms which give our customers the flexibility to make many different products. Antiozonants protect rubber compounds from flex cracking and ozone, oxygen and heat degradation. Antioxidants provide rubber compounds with protection against oxygen, light, and heat. Foaming agents produce gas by thermal decomposition or via a chemical reaction with other components of a polymer system and are mixed with rubber to produce sponge rubber products. Waxes inhibit static atmospheric ozone cracking in rubber. We are a global supplier of rubber additives, and we believe our customers value our ability to provide high quality, consistent products world-wide to complement their international expansion. Tire manufacturers accounted for approximately 60% of our rubber additives sales in fiscal 2004, with the balance going to manufacturers of industrial rubber goods, including hoses, belting, sponges, and a wide variety of other engineered rubber products.

Urethane Additives

Our urethane additives business provides key products to global polyurethane processors. Urethane additives is comprised of three product lines: Fomrez® saturated polyester polyols, Witcobond® polyurethane dispersions, and Witcothane® polyurethane systems. Polyester polyols are employed in industrial applications such as flexible foam for seating. Our polyurethane dispersions are sold to a larger and more diverse customer base primarily for coating applications such as flooring, fiberglass sizing, and textiles. Polyurethane systems are used in applications such as the soles of workboots to provide resistance against harsh and corrosive environments. The major markets served by our urethane additives business are automotive, construction, surface coatings, leather, and textile finishing. Sub-markets include coatings, adhesives, sealants, elastomers, and insulation.

Baxenden Chemicals Limited, the Corporation’s 53.5% owned subsidiary (Croda Inc. owns 46.5%), is engaged in the manufacture and marketing of isocyanate derivatives, polyester polyols and specialty polymer systems used in a wide range of applications. The major markets served by Baxenden are transportation, construction, surface coatings, leather and textile finishing. Baxenden is focused on specialty polymer and resin chemistry and novel curing mechanisms for such polymers. The core technology is urethane and acrylic chemistry and also includes novel polyesters and esterification processes.

Petroleum Additives

We are a global manufacturer and marketer of high-performance additive components used in transport and industrial lubricant applications. The component product line includes overbased and neutral calcium sulfonates used in motor oils and marine lubricants. These sulfonates, marketed as Hybase® and Lobase®, are oil-soluble surfactants and their properties include detergency and corrosion protection to help lubricants keep car, truck, and ship engines clean with minimal wear.

We provide a variety of other highly specialized, high value products. Foremost, our high-viscosity polyalphaolefins (‘‘PAOs’’), marketed as Synton®, are used in the production of synthetic lubricants for automotive, aviation, and industrial applications. We are also the global leader for alkylated diphenalamines antioxidants (ADPAs), marketed as Naugalubes®, used predominantly in motor oils. Additionally, we manufacture barium and sodium sulfonates, which provide corrosion protection and emulsification in metalworking fluids and antioxidants, which are widely used by our customers in engine oils, gear oils, industrial oils, and greases.

Polymers

The Polymers business, which had net sales for fiscal 2004 of $334.0 million, has two principal product lines: Royalene® EPDM rubber and Adiprene®/Vibrathane® urethane prepolymers.

EPDM

Ethylene propylene diene monomer rubber (“EPDM”), commonly known as “crackless rubber,” is a material that is able to retain elasticity despite exposure to elements such as sunlight and ozone. Over 40% of our EPDM is used in new and replacement automotive parts, including tires, hoses, belts, weatherstripping, brake components, and seals and gaskets. Other applications range from high density, long-lasting commercial roofing membranes to low density, liquified viscosity modifiers for better performing lubricants.

We have a large and flexible manufacturing facility, which gives us the ability to manufacture over 30 grades of EPDM that provide our customers with cost effective performance polymers. Although a significant portion of the materials used in the production of EPDM are commodities, these specialized elastomers are marketed and sold on the basis of their value and performance in specified applications. Many of our products are adapted to the needs of our customers and provide high performance and technical and customer service, supported by specialists with extensive field and rubber processing experience.

Royalene® products are primarily sold through a dedicated sales force. However, in order to better serve a diverse customer base, in certain geographic areas, including the United States, Royalene® products are sold through distributors.

Urethane Polymers

We are a leading supplier of high-performance castable urethanes, with more than 200 prepolymers in our product offering. Our urethanes offer high abrasion resistance and durability in industrial and performance-specific applications. These characteristics allow us to market our urethanes to niche manufacturers where such qualities are imperative, including for industrial and printing rolls, mining machinery and equipment, mechanical goods, solid industrial tires and wheels, and sporting and recreational goods, including golf ball covers and skate wheels. The relatively low capital costs of this business provide us with the ability to operate cost effectively. We differentiate ourselves in these markets by tailoring our products to these specialized businesses, which sets us apart from our competitors.

Adiprene®/Vibrathane® urethane prepolymers are sold directly by a dedicated sales force in the United States, Canada and Australia and through direct sales distributorships in Europe, Latin America and the Far East. Adiprene®/Vibrathane® customers are serviced worldwide by a dedicated technical staff. Technical service personnel support field sales, while a research and development staff is dedicated to support new product and process development to meet rapidly changing customer needs. Technical support is a critical component of the product offering.

Polymer Processing Equipment

The Corporation’s wholly-owned subsidiary, Davis-Standard Corporation, is a global leader in the manufacture of integrated polymer processing equipment, including rubber and plastic single-screw extrusion equipment and industrial blow-molding machines. We also provide installation, training, and maintenance services for our equipment, and we refurbish and upgrade polymer processing equipment manufactured by others. Integrated polymer processing systems, which include extruders in combination with other equipment, are used to process polymers into various products such as plastic sheets, extruded shapes, extruded coating, and cast and blown film.

Our customers for rubber and plastic single-screw extrusion equipment are processors of extruded products, including plastic sheets and profiles used in appliances, automobiles, home construction, and furniture; extruded shapes used as window profiles, vinyl house siding, and substitutes for wood molding; and cast and blown film used to package many consumer products. Our industrial blow-molding equipment is sold to manufacturers of non-disposable plastic items such as tool cases and beverage coolers.

In the United States, most of the Corporation’s sales of polymer processing equipment are made by its own dedicated sales force and sales agents. In other parts of the world, and for export sales from the United States, the Corporation’s sales of such equipment are made largely through agents.

The Polymer Processing Equipment segment had net sales for fiscal 2004 of $180.0 million.

SPECIALTY PRODUCTS

Crop Protection

The Crop Protection segment had record net sales for fiscal 2004 of $320.6 million compared to $270.9 million for 2003 and $240.1 million for 2002. Our Crop Protection business focuses on specific niches in four major product lines: fungicides, miticides and other insecticides, growth regulants, and herbicides. We have primarily developed our products for use on high-value cash crops, such as tree and vine fruits, ornamentals, nuts and turf, and secondarily for commodity crops, such as soybeans and corn. Our dedicated sales force works with growers and distributors to coordinate the use of our products throughout a crop’s growth cycle and to address selective regional, climate, and growth challenges. We expand our presence in worldwide niche markets by developing new crop protection products and obtaining registrations for new uses and geographies, where demand for our products and services has potential for growth. We develop and sell our own products, and we also sell and register products manufactured by others on a licensed basis.

Our fungicides and insecticides are also used to coat seeds in order to protect the seed during germination and initial growth phases. Seed treatment is an environmentally attractive form of crop protection, involving localized use of agricultural chemicals at much lower use rates than other agrichemical treatments. We anticipate growth in seed treatment resulting from the expanded use of higher value genetically modified seed, which provides better protection during germination.

A central factor to the success of our Crop Protection business is our ability to work closely with our customers, both distributors and individual growers, as part of an on-the-ground coordinated effort. We develop products in response to ongoing customer demands, drawing upon existing technologies and tailoring them to match immediate needs. For example, a grower’s crops may require varying levels of treatment depending on weather conditions and the degree of infestation. Our research and technology is therefore geared towards responding to threats to crops around the world as they emerge under a variety of conditions.

Our Crop Protection business benefits from nearly 50 years of experience in the field, along with product registrations in more than 100 countries. Our experience with registering products is a valuable asset, as registration is a significant barrier to entry, particularly in developed countries. Registration of products is a complex process in which we have developed proficiency over time. The breadth of our distribution network and the depth of our experience enable us to focus on profitable market niches that are less sensitive to competitive pricing pressures than broad commodity segments of the market.

The Crop Protection business markets its products in North America through a direct sales force selling to a distribution network consisting of more than 100 distributors and direct customers. In the international market, the Crop Protection business’ direct sales force services over 1,400 distributors, dealers, cooperatives, seed companies and large grower customers.

Gustafson Joint Venture

In November 1998, the Corporation formed joint ventures with Bayer Corporation to serve the agricultural seed treatment markets in North America. The Corporation and Bayer each held a 50 percent interest in the seed treatment business operated by Gustafson LLC and Gustafson Partnership (collectively, “Gustafson”). In March 2004, the Corporation sold its 50 percent interest in Gustafson to Bayer Corporation for proceeds of $128.9 million.

Other

The Other segment, with net sales for fiscal 2004 of $264.5 million, consists of our Refined Products business in 2004.

Refined Products

The Refined Products business manufactures and markets a wide range of high-purity hydrocarbon products, including white oils, petrolatums, specialty waxes, and other refined products. Our products are used as emollients and moisture barriers in personal care products, such as baby oils and cosmetics; as lubricants in refrigerators and air conditioners; and as plasticizers and carriers in plastic products such as PVC pipe and protective barriers for copper telecommunications cables.

In 1998, Petro-Canada Lubricants (Petro-Canada) of Mississauga, Ontario, Canada, became Refined Products’ supplier for most grades of paraffinic white oils used in certain applications and Refined Products became Petro-Canada’s exclusive distributor of these white oils in North America, Latin America and Asia Pacific.

Refined products are sold primarily through our own specialized sales force, including technical service professionals who address customer inquiries.

Sources of Raw Materials

Chemicals, steel, castings, parts, machine components and other raw materials required in the manufacture of the Corporation’s products are generally available from a number of sources, some of which are foreign. The Corporation uses significant amounts of ethylene, propylene, benzene, caustic, tin, soybean oil, and tallow in many of our chemical manufacturing processes. Large increases in the cost of such key raw materials, particularly for sustained periods of time, could adversely affect the Corporation’s operating margins. While temporary shortages of raw materials used by the Corporation may occur occasionally, such raw materials are currently readily available. However, their continuing availability and price are subject to domestic and world market and political conditions and regulations. Major requirements for key raw materials are typically purchased pursuant to multi-year contracts. The Corporation is not dependent on any one supplier for a material amount of its raw material requirements, except one supplier provides the Corporation with approximately 10% to 15% of diverse raw materials sourced from the supplier’s multiple manufacturing/processing locations.

The Corporation holds a 50% interest in Rubicon Inc. (“Rubicon”), a manufacturing joint venture between Uniroyal and Huntsman Corporation, located in Geismar, Louisiana, which supplies both Huntsman and the Corporation with aniline, and the Corporation with diphenylamine (“DPA”). The Corporation believes that its aniline and DPA needs in the foreseeable future will be met by production from Rubicon.

Intellectual Property and Licenses

The Corporation has approximately 3,300 United States and foreign patents and pending applications and has trademark protection for approximately 500 product names. Patents, trade names, trademarks, know-how, trade secrets, formulae, and manufacturing techniques assist in maintaining the competitive position of certain of the Corporation’s products. Patents, formulae, and know-how are of particular importance in the manufacture of a number of specialty chemicals manufactured and sold by the Corporation, and patents and know-how are also significant in the manufacture of certain wire insulating and polymer processing machinery product lines. The Corporation is licensed to use certain patents and technology owned by other companies, including some foreign companies, to manufacture products complementary to its own products, for which it pays royalties in amounts not considered material to the consolidated results of the Corporation. Products to which the Corporation has such rights include certain crop protection chemicals and polymer processing machinery.

Seasonal Business

With the exception of the Crop Protection business, no material portion of any segment of the business of the Corporation is significantly seasonal. The sales of our Crop Protection business are influenced by agricultural growing seasons, which causes the most notable decline in the fourth quarter as sales in our predominant Northern Hemisphere regions decline.

Customers

The Corporation does not consider any reporting segment of its business to be dependent on a single customer or a few customers, the loss of any one or more of whom would have a material adverse effect on the reporting segment. No one customer’s business accounts for more than ten percent of the Corporation’s consolidated revenues.

Backlog

Because machinery production schedules range from about 60 days to 11 months, backlog is significant to the Corporation’s polymer processing equipment business. Firm backlog of customers’ orders for this business at the end of 2004 totaled approximately $86 million compared with $62 million at the end of 2003. It is expected that most of the 2004 backlog will be shipped during 2005. Orders for specialty chemicals and polymers are generally filled from inventory stocks and thus are excluded from backlog.

Competitive Conditions

We produce a broad range of products for a wide variety of end-use markets, principally including transportation, construction, packaging, agriculture, lubricants, plastics for durable and non-durable goods, and personal care products. The breadth of our product offering provides multiple channels for growth and lessens our dependence on any one market. We sell our products in more than 100 countries, and this worldwide presence further reduces our exposure to any one country’s or region’s economy.

We have a broad client base and believe that our products, many of which we customize for the specific needs of our customers, allow us to enhance customer loyalty and attract customers that value product innovation and reliable supply.

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

Research and Development

Research and development expenditures by the Corporation totaled $49.6 million for the year 2004, $51.5 million for the year 2003, and $54.3 million for the year 2002. We expect research and development expenditures to decrease in 2005 by approximately $8 million as a result of the activity-based restructuring initiative. We have reorganized the research and development activities into a centrally managed function rather than embedded in each business. We believe this will provide a greater focus on the overall strategy, better project prioritization and more sharing of best practices within the Company. We will maintain a customer-driven approach to help us discover new products and applications while we continue to improve the technical refinement of our existing product offerings. As of December 31, 2004 the Company had approximately 300 research and other technology personnel.

Environmental Matters

Chemical companies are subject to extensive environmental laws and regulations concerning, among other things, emissions to the air, discharges to land, surface, subsurface strata and water and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. Chemical companies are also subject to other federal, state and local laws and regulations regarding health and safety matters.

Environmental Regulation. The Corporation believes that its business, operations and facilities have been and are being operated in substantial compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. The ongoing operations of chemical manufacturing plants, however, entail risks in these areas and there can be no assurance that material costs or liabilities will not be incurred. In addition, future developments, such as increasingly strict requirements of environmental and health and safety laws and regulations and enforcement policies thereunder, could bring into question the handling, manufacture, use, emission or disposal of substances or pollutants at facilities owned, used or controlled by the Corporation or the manufacture, use or disposal of certain products or wastes by the Corporation and could involve potentially significant expenditures. To meet changing permitting and regulatory standards, the Corporation may be required to make significant site or operational modifications, potentially involving substantial expenditures and reduction or suspension of certain operations. The Corporation incurred $15.5 million of costs for capital projects and $44 million for operating and maintenance costs related to environmental compliance at its facilities during fiscal 2004. In fiscal 2005, the Corporation expects to incur approximately $20.7 million of costs for capital projects and $44.5 million for operating and maintenance costs related to environmental compliance at its facilities. During fiscal 2004, the Corporation paid $18.7 million to clean up previously utilized waste disposal sites and to remediate current and past facilities. The Corporation expects to spend approximately $24.3 million during fiscal 2005 to clean up such waste disposal sites and to remediate current and former facilities.

Pesticide Regulation. The Corporation’s Crop Protection business is subject to regulation under various federal, state, and foreign laws and regulations relating to the manufacture, sales and use of pesticide products.

In August, 1996, Congress enacted the Food Quality Protection Act of 1996 (“FQPA”), which made significant changes to the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), governing U.S. sale and use of pesticide products, and the Federal Food, Drug, and Cosmetic Act (“FFDCA”), which limits pesticide residues on food. FQPA facilitated registrations and reregistrations of pesticides for special (so called “minor”) uses under FIFRA and authorized collection of maintenance fees to support pesticide reregistrations. Coordination of regulations implementing FIFRA and FFDCA is now required. Food safety provisions of FQPA establish a single standard of safety for pesticide residue on raw and processed foods; require that information be provided through large food retail stores to consumers about the health risks of pesticide residues and how to avoid them; preempt state and local food safety laws if they are based on concentrations of pesticide residues below recently established federal residue limits (called “tolerances”); and ensure that tolerances protect the health of infants and children.

FFDCA, as amended by FQPA, authorizes the Environmental Protection Agency (“EPA”) to set a tolerance for a pesticide in or on food at a level, which poses “a reasonable certainty of no harm” to consumers. The EPA is required to review all tolerances for all pesticide products by August 2006. Some of the Corporation’s products have successfully completed review, others are currently under review and other products will be reviewed under this standard in the future.

The European Commission (“EC”) has established procedures whereby all existing active ingredient pesticides will be reviewed. This EC regulation became effective in 1993 and will result in a review of all commercial products. The initial round of reviews covered ninety products, four of which are the Corporation’s products. Data from the Corporation pertaining to these products was submitted for review in mid-2003. Other of the Corporation’s products will be reviewed in future years. The process may lead to full reregistration in member states of the EC or may lead to some restrictions, or cancellation of registrations if adverse data is discovered.

Employees

The Corporation had approximately 4,800 employees on December 31, 2004.

Available Information

The Corporation’s internet website address is www.cromptoncorp.com. The Corporation makes available free of charge on or through its internet website the Corporation’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after the Corporation electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“Commission”).

The Corporation’s Corporate Governance Principles, Code of Business Conduct and charters for its Audit Committee and its Organization, Compensation and Governance Committee are available on the Corporation’s website and will be available, free of charge, to any stockholder who requests them from the Corporate Secretary at Crompton Corporation, 199 Benson Road, Middlebury, CT 06749 USA. The information contained on the Corporation’s website is not incorporated by reference in this annual report on Form 10-K and should not be considered a part of this report.

Geographic Information

The information with respect to sales and property, plant and equipment attributable to each of the major geographic areas served by the Corporation for each of the Corporation’s last three fiscal years, is set forth in the Notes to Consolidated Financial Statements on page 91 of this Report.

The Corporation considers that the risks relating to operations of its foreign subsidiaries are comparable to those of other U.S. companies, which operate subsidiaries in developed countries. These risks include risks of political change, change in tax regulations, change in business climate, economic changes and foreign currency volatility.

ITEM 2.  PROPERTIES

The following table sets forth information as to the principal operating properties and other significant properties of the Corporation and its subsidiaries. All properties are owned in fee except where otherwise indicated:

Location	Facility	Reporting Segment

UNITED STATES
Alabama
Bay Minette	Plant	Polymer Additives

Connecticut
Bethany	Research Center	Crop Protection
Middlebury	Corporate Offices, Research Center*	Corporate Headquarters
Naugatuck	Research Center	Polymer Additives, Polymers
Pawcatuck	Office, Plant, Machine Shop, Tech Center	Polymer Processing Equipment

Illinois
Mapleton	Plant	Polymer Additives, Polymers, Other

Louisiana
Geismar	Plant	Crop Protection, Polymer
Taft	Plant	Polymer Additives

New Jersey
Perth Amboy	Plant	Polymer Additives
Somerville	Office, Plant, Machine Shop	Polymer Processing Equipment

New York
Tarrytown	Research Center*	Polymer Additives, Other

North Carolina
Gastonia	Plant	Crop Protection, Polymer Additives, Polymers

Pennsylvania
Petrolia	Plant	Other

Tennessee
Memphis	Plant	Polymer Additives, Other

Texas
Marshall	Plant	Polymer Additives

West Virginia
Morgantown	Plant, Research Center	Polymer Additives

Location	Facility	Reporting Segment

INTERNATIONAL
Australia
Regency Park, S.A.	Office, Machine Shop*	Crop Protection
Seven Hills	Office, Laboratory*	Polymers

Belgium
Antwerp	Office*	Crop Protection, Polymer Additives, Polymers, Other

Brazil
Rio Claro	Plant	Crop Protection, Polymer Additives, Polymers
Sao Paulo	Office*	Crop Protection, Polymer Additives, Polymers

Canada
Elmira	Plant	Crop Protection, Polymer Additives, Polymers
Guelph	Research Center	Crop Protection, Polymer Additives, Polymers
Scarborough	Plant*	Polymer Additives
West Hill	Plant	Polymer Additives

Germany
Bergkamen	Plant*	Polymer Additives
Erkrath	Office, Plant, Machine Shop, Tech Center	Polymer Processing Equipment
Lampertheim	Plant	Polymer Additives

Italy
Latina	Plant	Crop Protection, Polymer Additives, Polymers

Korea
Ansan	Plant	Polymer Additives

Mexico
Altamira	Plant	Polymer Additives
Cuautitlan	Plant	Polymer Additives

The Netherlands
Ankerwag	Plant	Crop Protection
Amsterdam	Plant	Polymer Additives, Other
Haarlem	Plant	Polymer Additives, Other
Koog aan de Zaan	Plant	Polymer Additives, Other

Republic of China
Kaohsiung	Plant**	Polymer Additives
Nanjing	Plant	Polymers

Singapore	Administrative, Research, Sales Office*	Polymer Additives, Polymers, Other

Thailand
Mapthaphut	Plant*	Polymer Additives

United Kingdom
Accrington	Plant***	Polymer Additives
Droitwich	Plant***	Polymer Additives
Evesham	Research Center	Crop Protection
Langley	Office*	Crop Protection, Polymer Additives, Polymers, Other
Oldbury	Office, Plant, Machine Shop	Polymer Processing Equipment

______________
*	Facility leased by the Corporation.
**	Facility owned by Uniroyal Chemical Taiwan Ltd., which is 80% owned by Uniroyal, a wholly-owned subsidiary of the Corporation.
***	Facility owned by Baxenden Chemicals Limited, which is 53.5% owned by the Corporation.

All facilities are considered to be in good operating condition, well maintained, and suitable for the Corporation’s requirements.

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

Environmental Liabilities

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. The total amount accrued for such environmental liabilities at December 31, 2004, was $114.5 million. The Company estimates the potential currently determinable environmental liability to range from $103 million to $131 million at December 31, 2004. The Company’s reserves include estimates for determinable clean-up costs. At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and other equitable factors that are available with respect to these matters, and believes that the likelihood of a material adverse effect resulting from the currently indeterminable clean-up costs is remote. However, the final cost of clean-up at these sites could exceed the Company’s present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations and cash flows. It is reasonably possible that the Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

The Company and some of its subsidiaries have been identified by federal, state or local governmental agencies, and by other potentially responsible parties (a “PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States. Because these regulations have been construed to authorize joint and several liability, the EPA could seek to recover all costs involving a waste disposal site from any one of the PRP’s for such site, including the Company, despite the involvement of other PRP’s. In many cases, the Company is one of several hundred PRP’s so identified. In a few instances, the Company is one of only a handful of PRP’s, and at one site, the Company is the only PRP performing investigation and remediation. Where other financially responsible PRP’s are involved, the Company expects that any ultimate liability resulting from such matters will be apportioned between the Company and such other parties. In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad. The more significant of these matters are described below.

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

Litigation brought by the Laurel Park Coalition seeking contribution to the costs from the owner/operators of the site and later from other identified generator parties has resulted in substantial recoveries from a number of parties. In December 2000 and January 2001, the United States District Court for the District of Connecticut (“District Court”) issued final judgment allowing recovery against various municipalities by the Laurel Park Coalition in the aggregate amount of approximately $1 million and declaring that the defendants at the Laurel Park site are liable for certain stated percentages of future response costs. As a result of a settlement with one municipality, the aggregate amount of the outstanding judgment has been reduced to approximately $0.8 million. In October 2002, the United States Second Circuit Court of Appeals (“Second Circuit”) generally affirmed the recoveries adopted by the District Court with respect to the municipal defendants. In November 2002, the municipal defendants filed a Petition for Rehearing En Banc with the Second Circuit which was denied in January

2003. Immediately following this denial, the same defendants filed a Motion to Stay Mandate for 90 days to allow them to petition the United States Supreme Court for a writ of certiorari. In June 2003, the Petition for Writ of Certiorari was denied and the matter was remanded to the District Court to perform a calculation concerning interest due on response costs. The District Court subsequently ordered mediation that was unsuccessful. The District Court then directed the parties to submit calculations of interest in accordance with the Second Circuit’s decision. On August 14, 2004, the District Court issued a ruling awarding the Laurel Park Coalition a total of approximately $0.6 million against the towns of Middlebury and Orange, Connecticut, the two remaining defendants in this action. The Laurel Park Coalition believes that the District Court’s calculations were not in accord with the terms of the remand and accordingly, the Laurel Park Coalition filed a notice of appeal to the Second Circuit on December 17, 2004, and is awaiting an order setting the schedule for briefing and argument.

Vertac – Uniroyal (a wholly-owned subsidiary of the Company) and its Canadian subsidiary, Uniroyal Chemical Co./Cie (formerly known as Uniroyal Chemical Ltd./Ltee) were joined with others as defendants in consolidated civil actions brought in the United States District Court, Eastern District of Arkansas, Western Division (“Court”) by the United States of America, the State of Arkansas and Hercules Incorporated (“Hercules”), relating to a Vertac Chemical Corporation site in Jacksonville, Arkansas. Uniroyal has been dismissed from the litigation. However, on May 21, 1997, the Court entered an order finding that Uniroyal Chemical Co./Cie is jointly and severally liable to the United States, and finding that Hercules and Uniroyal Chemical Co./Cie are liable to each other in contribution. On October 23, 1998, the Court entered an order granting the United States’ motion for summary judgment against Uniroyal Chemical Co./Cie and Hercules as to the amount of its claimed removal and remediation costs of $102.9 million at the Vertac site. Trial on the allocation of these costs as between Uniroyal Chemical Co./Cie and Hercules was concluded on November 6, 1998, and on February 3, 2000, the Court entered an Order finding Uniroyal Chemical Co./Cie liable to the United States for approximately $2.3 million and liable to Hercules in contribution for approximately $0.7 million. On April 10, 2001, the United States Court of Appeals for the Eighth Circuit (“Appeals Court”) (i) reversed a decision in favor of the United States and against Hercules with regard to the issue of divisibility of harm and remanded the case back to the Court for a trial on the issue; (ii) affirmed the finding of arranger liability against Uniroyal Co./Cie; and (iii) set aside the findings of contribution between Hercules and Uniroyal Co./Cie by the Court pending a decision upon remand. The Appeals Court also deferred ruling on all constitutional issues raised by Hercules and Uniroyal Co./Cie pending subsequent findings by the Court. On June 6, 2001, the Appeals Court denied Uniroyal Co./Cie’s petition for rehearing by the full Appeals Court on the Appeals Court’s finding of arranger liability against Uniroyal Co./Cie and on December 10, 2001, Uniroyal Co./Cie’s Petition for a Writ of Certiorari to the United States Supreme Court with regard to the issue of its arranger liability was denied. On December 12, 2001, the Court concluded hearings pursuant to the April 10, 2001 remand by the Appeals Court and briefing on the issue of divisibility was completed in January 2003. A decision from the Court is expected during the second quarter of 2005. If Hercules prevails in its divisibility argument on remand, the Company might become liable under a joint and several liability theory for a significant share of the liability that had previously been allocated to Hercules.

Petrolia - In April 2004, the Company and other owners of property near our Petrolia, Pennsylvania facility were named as defendants in a toxic tort class action lawsuit alleging contamination in and around the named areas that gave rise to certain property damage and personal injuries. The plaintiffs also seek clean-up by the defendants of the alleged contamination. This action is in the early procedural stages of litigation, and the Company cannot predict its outcome.

The Company intends to assert all meritorious legal defenses and other equitable factors that are available with respect to these matters, and believes that the likelihood of a material adverse effect resulting from the currently indeterminable remedial costs or damages is remote. However, the resolution of the environmental matters now pending or hereafter asserted against the Company or any of its subsidiaries could require the Company to pay remedial costs or damages in excess of its present estimates, and as a result could, either individually or in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Antitrust Investigations and Related Matters

Antitrust Investigations

Rubber Chemicals

On May 27, 2004, the Company pled guilty to a one-count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period between July 1995 to 2001. The U.S. federal court imposed a fine of $50.0 million, payable in six annual installments, without interest, beginning in 2004. In light of the Company’s cooperation with the U.S. Department of Justice (the “DOJ”), the court did not impose any period of corporate probation. On May 28, 2004, the Company pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Canadian federal court imposed a sentence requiring the Company to pay a fine of CDN $9.0 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid $2.3 million in cash in 2004 for the U.S. and Canadian fines. Remaining cash payments for the U.S. and Canadian fines are expected to equal approximately $2.3 million in 2005; $6.5 million in 2006; $11.2 million in 2007; $16.2 million in 2008; and $18.5 million in 2009. The Company recorded a pre-tax charge of $45.2 million against results of operations for its fiscal year ended December 31, 2003, as a reserve for the payment of the U.S. and Canadian fines.

The Company and certain of its subsidiaries continue to be the subject of a coordinated civil investigation by the European Commission (the “EC”) with respect to the sale and marketing of rubber chemicals. At this time, the Company cannot predict the timing or outcome of that investigation, including the amount of any fine that may be imposed by the EC.

Other Product Areas

The Company and certain of its subsidiaries are subjects of, and continue to cooperate in, coordinated criminal and civil investigations being conducted by the DOJ, the Canadian Competition Bureau and the EC (collectively, the “Governmental Authorities”) with respect to possible antitrust violations relating to the sale and marketing of certain other products, including ethylene propylene diene monomer (EPDM); heat stabilizers, including tin-based stabilizers and precursors, mixed metal stabilizers and epoxidized soybean oil (ESBO); nitrile rubber; and urethanes and urethane chemicals. Such investigations concern anticompetitive practices, including price fixing and customer or market allocations, undertaken by the Company and such subsidiaries and certain of their officers and employees. The Company and its subsidiaries that are subject to the investigations have received from each of the Governmental Authorities verbal or written assurances of conditional amnesty from prosecution and fines. The EC’s grant of conditional amnesty with respect to heat stabilizers is presently limited to tin-based stabilizers and their precursors, but the Company expects to be granted conditional amnesty by the EC with respect to mixed metal stabilizers and ESBO. The assurances of amnesty are conditioned upon several factors, including continued cooperation with the Governmental Authorities. The Company is actively cooperating with the Governmental Authorities regarding such investigations.

Internal Investigation

The Company has completed its internal investigation of the Company’s business and products to determine compliance with applicable antitrust law and with the Company’s antitrust guidelines and policies. During the course of its internal investigation, the Company strengthened its training and compliance programs and took certain actions with respect to certain employees, including termination of employment and other disciplinary actions.

Impact upon the Company

The Company does not expect the previously described resolution of the rubber chemicals investigations by the United States and Canada to have a material adverse effect on its cash flows. However, the resolution of any other possible antitrust violations against the Company and certain of its subsidiaries and the resolution of any civil claims now pending or hereafter asserted against them may have a material adverse effect on the Company’s financial condition, results of operations, cash flows and prospects. No assurances can be given regarding the outcome or timing of these matters.

The Company’s antitrust costs increased from $8.4 million (pre-tax) during the immediately prior fiscal quarter ended September 30, 2004 to $96.9 million (pre-tax) for the fiscal quarter ended December 31, 2004, as a result of a charge of $93.1 million in connection with the anticipated settlement of three direct purchaser class action lawsuits against the Company and certain of its subsidiaries relating to rubber chemicals, EPDM and nitrile rubber (as described below). The Company expects to continue to incur substantial costs until all antitrust investigations are concluded and civil claims are resolved.

Civil Lawsuits

U.S. Federal Antitrust Actions

Plastics Additives Settlement Agreement. On August 11, 2004, the Company and plaintiff class representatives entered into a Settlement Agreement (the “Plastics Additives Settlement Agreement”) that resolves, with respect to the Company, a single, consolidated direct purchaser class action lawsuit that was filed in the United States District Court, Eastern District of Pennsylvania, against the Company and other companies, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased plastics additives in the United States directly from any of the defendants or from any predecessors, parents, subsidiaries or affiliates thereof at any time during the period from January 1, 1990 through January 31, 2003. The complaint in this action principally alleged that the defendants conspired to fix, raise, maintain or stabilize prices for plastics additives sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities. Under the Plastics Additives Settlement Agreement, the Company paid $5.0 million to a settlement fund in exchange for the final dismissal with prejudice of the lawsuit as to the Company and a complete release of all claims against the Company set forth in the lawsuit. The court granted final approval of the Plastics Additives Settlement Agreement in January 2005.

Global Settlement Agreement. On January 11, 2005, the Company and plaintiff class representatives entered into a Settlement Agreement (the “Global Settlement Agreement”) that is intended to resolve, with respect to the Company, three consolidated direct purchaser class action lawsuits that were filed in the United States District Courts in the District of Connecticut, Western District of Pennsylvania and Northern District of California, respectively, against the Company, its subsidiary Uniroyal Chemical Company, Inc., now known as Crompton Manufacturing, Inc. (referred to as “Uniroyal” for purposes of the description of the Company’s civil lawsuits), and other companies, by plaintiffs on behalf of themselves and classes consisting of all persons or entities who purchased EPDM, nitrile rubber and rubber chemicals, respectively, in the United States directly from one or more of the defendants or any predecessor, parent, subsidiary or affiliates thereof, at any time during various periods, with the earliest commencing on January 1, 1995. The complaints in the consolidated actions principally alleged that the defendants conspired to fix, raise, maintain or stabilize prices for EPDM, nitrile rubber and rubber chemicals, as applicable, sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities.

Under the Global Settlement Agreement, the Company agreed to pay $97.0 million to a settlement fund in exchange for the final dismissal with prejudice of the foregoing three lawsuits as to the Company and a complete release of all claims against the Company set forth in the lawsuits. The plaintiffs, with the assistance of a neutral party, will determine the allocation of the settlement funds, or if the plaintiffs fail to achieve agreement, the neutral party will establish the allocation. When the allocation of the settlement funds has been determined, the parties will enter into Implementing Settlement Agreements for the applicable affected actions. Following an initial payment of $500,000 to an escrow account, the Company will pay the settlement funds to an escrow account in three installments, without interest, beginning at preliminary approval of the Implementing Settlement Agreements by the applicable courts and continuing through the later of 20 days following final approval of the settlement by each applicable court or June 30, 2006. The Company has the right to rescind the Global Settlement Agreement in its entirety if (i) the court for the rubber chemicals action or the court for the EPDM action refuses to approve the Implementing Settlement Agreements for the applicable product area without modification, or does not enter the final judgment, or (ii) the court for the rubber chemicals action and the court for the EPDM action enter the final judgment and appellate review is sought and, on such review, either or both of those final judgments is modified or set aside on appeal. Under certain circumstances relating to persons requesting exclusion from the applicable class, the Company has the option to terminate the Global Settlement Agreement in whole or in part.

ParaTec Elastomers Cross-Claims. A defendant in the class action lawsuit relating to nitrile rubber, ParaTec Elastomers LLC, a former joint venture in which the Company previously owned a majority interest but now has no interest, has asserted cross claims against the Company in this class action, seeking damages that ParaTec Elastomers LLC has allegedly suffered or may suffer as a result of the Company’s actions. On August 6, 2004, the Company filed a motion to dismiss the cross claims, or in the alternative to compel arbitration, which remains pending.

Remaining Direct Purchaser Lawsuits. The Company, individually or together with its subsidiary Uniroyal, and other companies, continues to be or has become a defendant in certain direct purchaser lawsuits filed in federal courts during the period from May 2004 through December 2004 involving the sale of rubber chemicals, EPDM, polychloroprene, nitrile rubber, plastics additives and urethanes and urethane chemicals.

•

With respect to rubber chemicals, the Company, Uniroyal and other companies are defendants in two single direct purchaser lawsuits, one filed on July 15, 2004, in the United States District Court, Western District of Pennsylvania, by RBX Industries, Inc., and the other filed on July 16, 2004, in the United States District Court, Northern District of Ohio, by Goodyear Tire & Rubber Company, in each case, with respect to purchases of rubber chemicals from one or more of the defendants. Both actions have been transferred to the Northern District of California for pre-trial purposes by the Judicial Panel on Multidistrict Litigation.

•

With respect to EPDM, the Company, Uniroyal and other companies are defendants in a single direct purchaser lawsuit filed on May 7, 2004, in the United States District Court, Northern District of Ohio, by Goodyear Tire & Rubber Company with respect to purchases of EPDM and polychloroprene from one or more of the defendants. The Company, Uniroyal and other companies are also defendants in a single direct purchaser lawsuit filed on July 28, 2004, in the United States District Court, Eastern District of Pennsylvania, by RBX Industries, Inc. Both actions have been transferred to the District of Connecticut for pre-trial purposes by the Judicial Panel on Multidistrict Litigation.

•

With respect to nitrile rubber, the Company, Uniroyal and other companies are defendants in a direct purchaser class action lawsuit filed on November 30, 2004, in the United States District Court, Western District of Pennsylvania, by Quabaug Corporation on behalf of itself and a class consisting of all persons or entities who purchased nitrile rubber directly from one or more of the defendants or any predecessor, successor, subsidiary, or affiliate of any of the defendants in the United States during the period from January 1, 1995 through June 30, 2003.

•

The Company, Uniroyal and other companies are defendants in a direct purchaser lawsuit filed on November 14, 2004, in the United States District Court, Northern District of Ohio, by Parker Hannifin Corporation and PolyOne Corporation with respect to purchases of EPDM, nitrile rubber and polychloroprene from one or more of the defendants.

•

With respect to plastics additives, the Company and other companies are defendants in a single direct purchaser lawsuit, filed on December 28, 2004, in the United States District Court, Northern District of Ohio, by PolyOne Corporation with respect to purchases of plastics additives from one or more of the defendants. In February 2005, the Company filed an unopposed motion with the Judicial Panel on Multidistrict Litigation for the transfer of this action to the Eastern District of Pennsylvania for coordination with the consolidated class action pending there.

•

With respect to urethanes and urethane chemicals, the Company, Uniroyal and other companies are defendants in a consolidated direct purchaser class action lawsuit filed on November 19, 2004, in the United States District Court, District of Kansas, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased urethanes and urethane chemicals in the United States directly from any of the defendants or from any present or former parent, subsidiary or affiliate thereof at any time during the period from January 1, 1998 to the present. This action consolidates twenty-six direct purchaser class action lawsuits previously described in the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004.

The complaints in these actions principally allege that the defendants conspired to fix, raise, maintain or stabilize prices for rubber chemicals, EPDM, polychloroprene, nitrile rubber, plastics additives or urethanes and urethane chemicals, as applicable, sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities. With respect to the complaints relating to the sale of polychloroprene, although the Company does not sell or market polychloroprene, the complaints allege that the Company and producers of polychloroprene conspired to raise prices with respect to polychloroprene and the other products included in the complaint collectively in one conspiracy. In each of the foregoing actions, the plaintiffs seek, among other things, treble damages of unspecified amounts, costs (including attorneys’ fees) and injunctive relief preventing further violations of the Sherman Act.

State Court Antitrust Class Actions

Rubber Chemicals. With respect to rubber chemicals, the Company, certain of its subsidiaries and other companies remain defendants in ten pending putative indirect purchaser class action lawsuits filed during the period from October 2002 through February 2005 in state courts in eight states.

•

Seven of the outstanding ten lawsuits were filed in California, Florida, Minnesota, South Dakota, Tennessee, Vermont and West Virginia, and the putative class in each lawsuit comprises all persons within each of the applicable states who purchased tires other than for resale that were manufactured using rubber processing chemicals sold by the defendants since 1994. The complaints principally allege that the defendants agreed to fix, raise, stabilize and maintain the price of rubber processing chemicals used as part of the tire manufacturing process in violation the laws of these states and that this caused injury to individuals who paid more to purchase tires as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, interest and attorneys’ fees and costs.

•

The eighth lawsuit was filed in Massachusetts, and the putative class comprises all natural persons within Massachusetts who purchased for non-commercial purposes any product containing rubber chemicals sold by the defendants or any subsidiary or affiliate thereof, or any co-conspirator, since January 1, 1994 and who are residents of Massachusetts. The complaint principally alleges that the defendants agreed to fix, raise, stabilize and maintain the price of rubber chemicals distributed or sold in Massachusetts and throughout the United States in violation of the laws of that state and that the plaintiff and the alleged class were injured. The plaintiff seeks, among other things, double or treble damages of an unspecified amount, interest and attorneys’ fees and costs.

•

The ninth lawsuit was filed in Tennessee, and the putative class comprises all individuals and entities in Tennessee, 22 other states and the District of Columbia, who purchased rubber chemicals indirectly from the defendants or any of their co-conspirators, parents, predecessors, successors, subsidiaries and affiliates at any time from at least January 1, 1994. The complaint principally alleges that the defendants agreed to fix, raise, stabilize and maintain the price of rubber chemicals and to allocate markets and customers for the sale of rubber chemicals in violation of the laws of these states and that this caused the members of the class to pay inflated prices for products manufactured using rubber chemicals. The plaintiffs seek, among other things, to recover single or treble damages of an unspecified amount, attorneys’ fees and costs.

•	The remaining lawsuit, filed in Florida, is a multi-product lawsuit and is described under that heading below.

The Company and its defendant subsidiaries have filed motions to dismiss on substantive and personal jurisdictional grounds or answers with respect to eight of the lawsuits, and intends to file motions to dismiss the remaining two lawsuits. Certain motions to dismiss remain pending, and other motions to dismiss have been denied by the applicable court, which are being, or will be, appealed by the Company and its defendant subsidiaries.

EPDM. With respect to EPDM, the Company, its subsidiary Uniroyal, and other companies are defendants in fourteen pending putative indirect purchaser class action lawsuits filed during the period of October 2003 through February 2005 in state courts in twelve states.

•

Ten of the outstanding fourteen lawsuits were filed in California, North Carolina, Florida, New York, Iowa, New Mexico, New Jersey, Vermont, Arizona and Nebraska, respectively, and the putative class of each action comprises all persons or entities in each of the applicable states who purchased indirectly EPDM at any time from the defendants or any predecessors, parents, subsidiaries, or affiliates thereof from at least January 1, 1994. The complaints principally allege that the defendants conspired to fix, raise, stabilize, and maintain the price of EPDM and allocate markets and customers in the United States, including the foregoing states, respectively, in violation of the laws of those states and that this caused injury to purchasers who paid more to purchase indirectly EPDM as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, single or treble damages of an unspecified amount, costs (including attorneys’ fees), and disgorgement of profits. The Company and its defendant subsidiaries have filed motions to dismiss on substantive and personal jurisdictional grounds or answers with respect to most of the foregoing actions.

•

The eleventh lawsuit was filed in Tennessee, and the putative class comprises all persons or business entities in Tennessee, 24 other states and the District of Columbia that purchased indirectly EPDM manufactured, sold or distributed by the defendants, other than for resale, from January 1994 to December 2002. The complaint principally alleges that the defendants conspired to fix, raise, stabilize, and maintain the price of EPDM and allocate markets and customers in the United States, including the foregoing states, respectively, in violation of the laws of those states and that this caused injury to purchasers who paid more to purchase indirectly EPDM as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, single or treble damages of an unspecified amount, costs (including attorneys’ fees), and disgorgement of profits. The Company and its defendant subsidiary have filed motions to dismiss on substantive and personal jurisdictional grounds in this action.

•

The twelfth lawsuit was filed in Tennessee, and the putative class comprises all persons or entities in 23 states and the District of Columbia who purchased EPDM indirectly from the defendants or any of their co-conspirators, parents, predecessors, successors, subsidiaries and affiliates at any time from January 1, 1999 to the present. These lawsuits principally allege that the defendants conspired to fix, raise, stabilize, and maintain the price of EPDM and allocate markets and customers in the United States, including the foregoing states, respectively, in violation of the laws of those states and that this caused injury to purchasers who paid more to purchase indirectly EPDM as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, single or treble damages of an unspecified amount, costs (including attorneys’ fees), and disgorgement of profits.

•	The two remaining lawsuits, filed in Massachusetts and Florida, respectively, are multi-product lawsuits and are described under that heading below.

Plastics Additives. With respect to plastics additives, the Company and other companies are defendants in six pending putative indirect purchaser class action lawsuits filed during the period of May 2004 through February 2005 in state courts in six states.

•

Five of the outstanding six lawsuits were filed in California, Vermont, Arizona, Ohio and Nebraska, respectively, and the putative class of each action comprises all persons or entities in each of the applicable states who purchased indirectly plastics additives at any time from any of the defendants, other than for resale, during various periods, each commencing on January 1, 1990.

•

The sixth lawsuit was filed on January 5, 2005 in Tennessee. The putative class in this action comprises all individuals and entities in 23 states and the District of Columbia who purchased indirectly plastics additives from any of the defendants or any of their predecessors, parents, subsidiaries or affiliates at any time from January 1, 1990 to January 31, 2003.

Each of the foregoing lawsuits principally alleges that the defendants and co-conspirators agreed to fix, raise, stabilize and maintain the price of plastics additives in violation of the laws of jurisdictions named in the complaints, as applicable, and that this caused injury to purchasers who paid more to purchase plastics additives as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, costs (including attorneys’ fees) and/or injunctive relief preventing the defendants from continuing the unlawful activities alleged in the complaint.

Nitrile Rubber. With respect to nitrile rubber, the Company, its subsidiary Uniroyal, and other companies are defendants in twelve pending putative indirect purchaser class action lawsuits in state courts in seven states.

•

Six of the outstanding twelve lawsuits were filed from March 2004 to August 2004 in California. The putative classes in these actions comprise all persons or entities in California who purchased indirectly nitrile rubber from any of the defendants at various times from January 1, 1994. The complaints principally allege that the defendants conspired to fix, raise, stabilize and maintain the price of nitrile rubber and allocate markets and customers in the United States and California in violation of the laws of that state and that this caused injury to purchasers who paid more to purchase, indirectly, nitrile rubber as a result of such alleged anticompetitive activities. The plaintiffs in these actions seek, among other things, treble damages of an unspecified amount, costs (including attorneys’ fees), and disgorgement of profits. By agreement, plaintiffs in the six California actions will file a consolidated amended complaint.

•

One of the outstanding lawsuits was filed on January 5, 2005 in Tennessee. The putative class comprises all individuals and entities in 23 states and the District of Columbia who purchased indirectly nitrile rubber from the defendants or any of their co-conspirators, parents, predecessors, successors, subsidiaries and affiliates from January 1, 1994 to the present. The complaint principally alleges that the defendants conspired to fix, raise, stabilize and maintain the price of nitrile rubber and allocate markets and customers in Tennessee and the other named jurisdictions in violation of the Tennessee Trade Practices Act and the Tennessee Consumer Protection Act of 1977, as well as the common law of the other named jurisdictions, and that this caused injury to purchasers in the foregoing states who paid more to purchase, indirectly, nitrile rubber as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of unspecified amounts and costs (including attorneys’ fees).

•

Three of the outstanding lawsuits were filed in Vermont, Arizona and Nebraska, respectively, and the putative class of each action comprises all persons or entities in each of the applicable states who purchased indirectly nitrile rubber manufactured, sold or distributed by the defendants, other than for resale, during January 1, 1995 through June 30, 2003. The complaints principally allege that the defendants conspired to fix, raise, stabilize and maintain the price of nitrile rubber in violation of the laws of these states. The plaintiffs seek, among other things, damages of unspecified amounts and costs (including attorneys’ fees).

•	The two remaining outstanding lawsuits, filed in Florida and Massachusetts, respectively, are multi-product lawsuits and are described under that heading below.

Urethanes and Urethane Chemicals. With respect to urethanes and urethane chemicals, the Company, its subsidiary Uniroyal, and other companies are defendants in fifteen pending putative indirect purchaser class action lawsuits in four states.

•

Eleven of the outstanding fifteen lawsuits were filed during the period from March through June 2004 in California. The putative class in the California actions comprises all persons or entities in California who purchased indirectly urethanes and urethane chemicals from any of the defendants at any time during various periods with the earliest commencing on January 1, 1990.

•

Two of the lawsuits were each filed in Tennessee on December 22, 2004. The putative class in the first Tennessee action comprises all natural persons who purchased indirectly urethanes and urethane chemicals during the period from January 1, 1994 to April 2004. The putative class in the second Tennessee action comprises all individuals and entities in 23 states and the District of Columbia who purchased indirectly urethanes and urethane chemicals from the defendants or any of their co-conspirators, parents, predecessors, successors, subsidiaries and affiliates from March 19, 2000 through the present.

•	The two remaining lawsuits, filed in Massachusetts and Florida, respectively, are multi-product lawsuits and are described under that heading below.

The foregoing lawsuits principally allege that the defendants conspired to fix, raise, stabilize and maintain the price of urethanes and urethane chemicals and allocate markets and customers in violation of the laws of the applicable jurisdictions, and that this caused injury to purchasers who paid more to purchase, indirectly, urethanes and urethane chemicals as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, costs (including attorneys’ fees), and/or disgorgement of profits.

Multi-Product Lawsuits. The Company, its subsidiary Uniroyal, and other companies are defendants in two pending putative indirect purchaser class action lawsuits in two states that each involve multiple products.

•

One of the outstanding multi-product lawsuits was filed in Florida, and the putative class comprises all natural persons who, within Florida, 19 other states and the District of Columbia, purchased for non-commercial purposes any product containing rubber and urethane products (defined to include rubber chemicals, EPDM, nitrile rubber and urethanes and urethane chemicals) manufactured or sold by any of the defendants, and which were the subject of price-fixing by any of the defendants or any co-conspirator, at any time from January 1, 1994 through December 31, 2004. The complaint principally alleges that the defendants agreed to fix, raise, stabilize and maintain the price of rubber chemicals distributed or sold in Florida, 19 other states and the District of Columbia in violation of the laws of these states and the District of Columbia, and that the plaintiff and the alleged class were injured. The plaintiff seeks, among other things, damages of an unspecified amount, interest and attorneys’ fees and costs.

•

The other outstanding multi-product lawsuit was filed in Massachusetts, and the putative class comprises all natural persons who, within Massachusetts, purchased for non-commercial purposes any product containing rubber and urethane products (defined to include EPDM, nitrile rubber, urethanes and urethane chemicals) manufactured or sold by any of the defendants, and which were the subject of price-fixing by any of the defendants or any co-conspirator, at any time from January 1, 1994 through December 31, 2004. The complaint principally alleges that the defendants agreed to fix, raise, stabilize and maintain the price of rubber chemicals distributed or sold in Massachusetts and throughout the United States in violation of the laws of that state, and that the plaintiff and the alleged class were injured. The plaintiff seeks, among other things, damages of an unspecified amount, interest and attorneys’ fees and costs.

Canadian Antitrust Actions

Two motions for authorization to commence a class action were filed in May 2004, in the Superior Court of the District of St. Francois and the Superior Court of the District of Montreal, in Quebec, Canada, against the Company, Crompton Co./Cie (with respect to the motion filed in the Superior Court of the District of St. Francois only) and other companies. The motions were filed on behalf of persons and certain entities that purchased in Quebec rubber chemicals directly or indirectly from the parties respondent during various periods commencing in July 1995. The motions principally allege that the Company conspired with other defendants to restrain unduly competition in the sale of rubber chemicals and to inflate artificially the sale price of the rubber chemicals in violation of Canada’s Competition Act, and that this caused injury to purchasers who paid artificially inflated prices for such rubber chemicals. The plaintiffs in both motions seek, among other things, authorization to commence their respective class actions, recovery of the additional revenues generated by the artificial inflation of the price of rubber chemicals, attorneys’ fees and costs. The plaintiff in the motion filed in the District of Montreal also seeks exemplary and punitive damages. Both motions have been suspended pending determination of the constitutionality of certain Quebec civil procedure rules involving class actions.

A motion for authorization to commence a class action was filed in February 2005, in the Superior Court of the District of Quebec, in Quebec, Canada, against the Company, its subsidiaries Crompton Canada Corporation, Crompton Co./Cie and Uniroyal, and other companies. The motion was filed on behalf of all residents of Quebec who purchased, used or received EPDM or who purchased products containing EPDM between January 1, 1994 and December 31, 2002. The motion principally alleges that the Company conspired with other defendants to restrain unduly competition in the sale of EPDM and to inflate artificially the sale price of EPDM in violation of Canada’s Competition Act, and that this caused injury to purchasers who paid artificially inflated prices for EPDM or products containing EPDM. The plaintiffs seek, among other things, authorization to commence a class action, recovery of the additional revenues generated by the artificial inflation of the price of EPDM, exemplary and punitive damages, attorneys’ fees and costs.

A Statement of Claim was filed in October 2004, in the Ontario Superior Court of Justice in London, Ontario in Canada, against the Company, its subsidiaries Crompton Canada Corporation, Crompton Co./Cie and Uniroyal, and other companies. The Statement of Claim was filed on behalf of a proposed class of persons and entities in Canada who purchased EPDM manufactured by the defendants or products containing such EPDM during the period from at least January 1994 to December 2002. The Statement of Claim principally alleges that the Company conspired with other defendants to restrain unduly competition in the sale of EPDM and to inflate artificially the sale price of EPDM in violation of Canada’s Competition Act, and that this caused injury to purchasers who paid artificially inflated prices for EPDM. The plaintiff seeks, among other things, general and punitive damages, interest and costs on behalf of the proposed class. This case will proceed as a class action only if, when and to the extent it is certified as a class proceeding by the Ontario Court.

A Statement of Claim was filed in February 2005, in the Ontario Superior Court of Justice in London, Ontario in Canada, against the Company, its subsidiaries Crompton Canada Corporation, Crompton Co./Cie and Uniroyal, and other companies. The Statement of Claim was filed on behalf of a proposed class of persons and entities in Canada who purchased rubber chemicals (including accelerants and antidegradants) manufactured by the defendants or products containing such rubber chemicals from at least July 1995 to 2001. The Statement of Claim principally alleges that the Company conspired with other defendants to coordinate the timing and amounts of price increases for certain rubber chemicals and to allocate customers and sales volumes amongst themselves in violation of Canada’s Competition Act, and that this caused injury to purchasers who paid artificially inflated prices for rubber chemicals or products containing rubber chemicals. The plaintiff seeks, among other things, general and punitive damages, interest and costs on behalf of the proposed class. This case will proceed as a class action only if, when and to the extent it is certified as a class proceeding by the Ontario Court.

Federal Securities Class Actions

The Company, certain of its former officers and directors (the “Crompton Individual Defendants”), and certain former directors of the Company’s predecessor Witco Corp. are defendants in a consolidated class action lawsuit, filed on July 20, 2004, in the United States District Court, District of Connecticut, brought by plaintiffs on behalf of themselves and a class consisting of all purchasers or acquirers of the Company’s stock between October 1998 and October 2002. The consolidated amended complaint principally alleges that the Company and the Crompton Individual Defendants caused the Company to issue false and misleading statements that violated the federal securities laws by reporting inflated financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy. The putative class includes former Witco Corp. shareholders who acquired their securities in the Crompton-Witco merger pursuant to a registration statement that allegedly contained misstated financial results. The complaint asserts claims against the Company and the Crompton Individual Defendants under Section 11 of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. Plaintiffs also assert claims for control person liability under Section 15 of the Securities Act of 1933 and Section 20 of the Securities Exchange Act of 1934 against the Crompton Individual Defendants. The complaint also asserts claims for breach of fiduciary duty against certain former directors of Witco Corp. for actions they allegedly took as Witco Corp. directors in connection with the Crompton-Witco merger. The plaintiffs seek, among other things, unspecified damages, interest, and attorneys’ fees and costs. The Company and the Crompton Individual Defendants filed a motion to dismiss on September 17, 2004, which is now fully briefed and pending. The former directors of Witco Corp. filed a motion to dismiss in February 2005, which is pending.

Shareholder Derivative Lawsuit

Certain current directors and one former director and officer of the Company (the “Individual Defendants”) are defendants in a shareholder derivative lawsuit filed on August 25, 2003 in Connecticut state court, nominally brought on behalf of the Company. The Company is a nominal defendant in the lawsuit. The plaintiff filed an amended complaint on November 19, 2004. The amended complaint principally alleges that the Individual Defendants breached their fiduciary duties by causing or allowing the Company to issue false and misleading financial statements by inflating financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy. The plaintiff contends that this wrongful conduct caused the Company’s financial results to be inflated, cost the Company its credibility in the marketplace and market share, and has and will continue to cost the Company millions of dollars in investigative and legal fees. The plaintiff seeks, among other things, compensatory and punitive damages against the director defendants in unspecified amounts, prejudgment interest, and attorneys’ fees and costs. The Company filed a motion to strike all counts of the complaint on January 12, 2005 for failure to allege adequately that a pre-lawsuit demand on the Company’s Board of Directors by the plaintiff would have been futile and was thus excused.

The actions described above are in early procedural stages of litigation and, accordingly, the Company cannot predict their outcome. The Company will seek cost-effective resolutions to the various pending and threatened legal proceedings and governmental investigations regarding its operations; however, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company’s financial condition, results of operations and prospects. The Company has not recorded a charge for potential liabilities and expenses in connection with the civil claims not subject to any settlement agreement, because it is not yet able to reasonably estimate a reserve for such potential costs.

Other

The Company is routinely subject to other civil claims, litigation and arbitration, and regulatory investigations, arising in the ordinary course of its present business as well as in respect of its divested businesses. Some of these claims and litigations relate to product liability claims, including claims related to the Company’s current products and asbestos-related claims concerning premises and historic products of its corporate affiliates and predecessors. The Company believes that it has strong defenses to these claims. These claims have not had a material impact on the Company to date and the Company believes the likelihood that a future material adverse outcome will result from these claims is remote. However, the Company cannot be certain that an adverse outcome of one or more of these claims would not have a material adverse effect on its business or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Corporation are as follows:

Robert L. Wood, age 50, has served as President and Chief Executive Officer of the Company since January 2004 and Chairman since April 2004. Previously, Mr. Wood served for 27 years with The Dow Chemical Company in a variety of executive capacities, most recently as business group President for Thermosets and Dow Automotive.

Robert W. Ackley, age 63, has served as Executive Vice President, Polymer Processing Equipment of the Registrant since 1999. Mr. Ackley served as Vice President, Polymer Processing Equipment, of Crompton & Knowles from 1998 to 1999 and has served as President of Davis-Standard Corporation (prior to 1995, Davis-Standard Division) since 1983.

John T. Ferguson II, age 58, has served as Senior Vice President, Legal Affairs since 2004, and Senior Vice President and General Counsel of the Registrant from 1999 to 2004. Mr. Ferguson also served as Secretary of the Registrant from 1999 to 2000.

David P. Godfrey, age 48, has served as Vice President, Human Resources since 2004 and Director of Human Resources from 2002 to 2004. Previously, Mr. Godfrey served for 22 years with Millennium Chemicals, Inc., in a variety of executive capacities, most recently as Director, Human Resources - Americas.

Gregory E. McDaniel, age 53, has served as Senior Vice President, Strategy & New Business Development since 2004. Previously, Mr. McDaniel served for 28 years with The Dow Chemical Company in a variety of executive capacities, most recently as Vice President and Director of New Business Development and Mergers and Acquisitions within the Polyurethane and Thermosets Group.

Marcus Meadows-Smith, age 43, has served as Executive Vice President, Crop Protection since 2005, and Business Director, Crop Protection, Europe, the Middle East and Africa, from 2000 to 2004.

Myles S. Odaniell, age 46, has served as Executive Vice President, Specialty Chemicals since 2004 and Executive Vice President, Plastics and Petroleum Additives from 2002 to 2004. Previously, Mr. Odaniell served for more than 20 years with Cytec Industries/American Cyanamid Company in a variety of executive capacities, most recently as President, Coating and Performance Chemicals and President, Cytec Latin America.

Karen R. Osar, age 55, has served as Executive Vice President and Chief Financial Officer since 2004. Previously, Ms. Osar served as Senior Vice President and Chief Financial Officer of MeadWestvaco Corporation and of Westvaco Corporation, and as Treasurer of Tenneco, Inc. Ms. Osar also spent 19 years in banking at J. P. Morgan and Company.

Walter K. Ruck, age 62, has served as Senior Vice President, Europe, Africa and Middle East since 2003, and Senior Vice President, Operations, of the Registrant from 1999 to 2003.

Lynn A. Schefsky, age 56, has served as Senior Vice President and General Counsel since 2004. Previously, Mr. Schefsky served for 19 years with The Dow Chemical Company in a variety of legal positions, most recently as Global Managing Counsel for Thermosets and Dow Automotive.

Barry J. Shainman, age 62, has served as Secretary of the Registrant since 2000 and has served as Assistant General Counsel of the Registrant since 1999. Mr. Shainman served as Secretary of Uniroyal from 1998 to 2000 and has served as Senior Corporate Counsel of Uniroyal since 1990.

Michael F. Vagnini, age 48, has served as Senior Vice President and Controller of the Registrant since 2005; Vice President and Controller from 2002 to 2005; and Corporate Controller of the Registrant from 1999 to 2002. Mr. Vagnini has served as Corporate Controller of Uniroyal since 1995.

Robert B. Weiner, age 53, has served as Executive Vice President, Supply Chain Operations since 2004. Previously, Mr. Weiner spent three years at Exide Technologies where he served as Executive Vice President, Product Delivery; seven years in executive operations positions at United Technology Corporation’s Pratt & Whitney division; and 16 years in manufacturing and quality control positions at General Electric Company.

Eric C. Wisnefsky, age 34, has served as Vice President, Corporate Finance and Treasurer since 2004, and Director of Financial Planning and Analysis from 2002 to 2004. Mr. Wisnefsky served as Manager, Financial Planning and Analysis from 2000 to 2002, and as Manager of External Reporting from 1998 to 2000.

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

PART II.

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the range of market prices for Crompton Corporation’s common stock on the New York Stock Exchange and the amount of dividends per share by quarter during the past two years:

	2004

	First	Second	Third	Fourth

Dividends per common share	$0.05	0.05	0.05	0.05
Market price per common share:
High	$7.85	6.98	9.63	11.80
Low	$5.77	5.35	5.02	8.09

	2003

	First	Second	Third	Fourth

Dividends per common share	$0.05	0.05	0.05	0.05
Market price per common share:
High	$6.90	7.75	7.63	7.37
Low	$3.63	3.75	5.10	5.31

The number of registered holders of common stock of the Company on December 31, 2004 was 5,411.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data for the Company for each of its last five fiscal years follows:

(In millions of dollars, except per share data)	2004	2003	2002	2001	2000

Summary of Operations
Net sales	$2,549.8	2,185.0	2,090.3	2,286.5	2,554.0
Gross profit	$642.5	569.0	622.0	659.9	763.6
Selling, general and administrative	$364.1	353.0	354.5	378.9	371.1
Depreciation and amortization	$126.1	115.4	111.4	150.8	148.8
Research and development	$49.5	51.5	54.3	56.0	59.2
Equity income	$(14.1)	(13.2)	(7.9)	(9.2)	(11.4)
Facility closures, severance and related costs	$63.1	19.6	18.0	101.5	20.2
Antitrust costs	$113.7	77.7	6.3	–	–
Impairment of long-lived assets (a)	$–	–	–	80.4	–
Operating profit (loss)	$(59.9)	(35.0)	85.4	(98.5)	175.7
Interest expense	$78.4	89.7	101.7	109.9	120.4
Loss on early extinguishment of debt	$20.1	24.7	–	–	–
Other (income) expense, net (b)	$(75.0)	5.4	38.0	27.2	7.1
Earnings (loss) from continuing operations before income taxes and cumulative effect of accounting change	$(83.4)	(154.8)	(54.3)	(235.6)	48.2
Income taxes (benefit)	$(46.7)	(36.1)	(18.9)	(79.9)	22.8
Earnings (loss) from continuing operations before cumulative effect of accounting change	$(36.7)	(118.7)	(35.4)	(155.7)	25.4
Earnings from discontinued operations	$–	26.3	50.9	31.8	63.9
Gain on sale of discontinued operations	$2.1	111.7	–	–	–
Cumulative effect of accounting change (c)	$–	(0.4)	(299.0)	–	–
Net earnings (loss)	$(34.6)	19.0	(283.5)	(123.9)	89.3
Per Share Statistics
Basic and Diluted
Earnings (loss) from continuing operations before cumulative effect of accounting change	$(0.32)	(1.05)	(0.31)	(1.38)	0.22
Earnings from discontinued operations	$–	0.23	0.44	0.28	0.56
Gain on sale of discontinued operations	$0.02	0.99	–	–	–
Cumulative effect of accounting change	$–	–	(2.63)	–	–
Net earnings (loss)	$(0.30)	0.17	(2.50)	(1.10)	0.78
Dividends	$0.20	0.20	0.20	0.20	0.20
Book value	$2.84	2.64	1.76	4.84	6.69
Common stock trading range: High	$11.80	7.75	13.00	12.19	14.19
Low	$5.02	3.63	5.44	6.20	6.94
Average shares outstanding (in thousands)-Basic	114,736	112,531	113,568	113,061	113,644
Average shares outstanding (in thousands)-Diluted	114,736	112,531	113,568	113,061	115,165
Financial Position
Working capital	$287.2	109.2	365.6	412.7	624.4
Current ratio	1.4	1.2	1.5	1.6	1.9
Total assets	$2,678.7	2,529.2	2,840.8	3,232.2	3,528.3
Total debt	$866.5	814.7	1,256.8	1,412.0	1,493.9
Stockholders’ equity	$329.0	302.7	199.9	547.5	754.0
Total capital employed	$1,195.5	1,117.4	1,456.7	1,959.5	2,247.9
Debt to total capital %	72.5	72.9	86.3	72.1	66.5

(In millions of dollars, except for number of employees)	2004	2003	2002	2001	2000

Other Statistics
Net cash provided by (used in) operations	$36.3	(14.8)	201.8	205.0	210.6
Capital spending from continuing operations	$65.2	81.7	84.3	92.3	107.1
Depreciation from continuing operations	$108.0	100.8	99.9	119.0	116.8
Amortization from continuing operations	$18.1	14.5	11.6	31.8	32.0
Number of employees at end of year	4,773	5,521	6,777	7,340	8,306

(a)

During the fourth quarter of 2001, as a result of changes in the marketplace, the Company evaluated the recoverability of the long-lived assets of its rubber chemicals business (included in the Polymer Additives reporting segment) and the trilene business (included in the Polymers reporting segment). Based on projected cash flows, the Company determined that the carrying values of the long-lived assets of these businesses were impaired and recorded impairment charges of $66.7 million and $13.7 million related to the long-lived assets of the rubber chemicals and trilene businesses, respectively.

(b)

Other (income) expense, net includes divestment gains of $96.6 million in 2004, which includes the $92.9 million gain on the sale of the Company’s 50 percent interest in the Gustafson seed treatment joint venture and a $3.6 million gain on the completion of the sale of the assets of the Company’s Brooklyn, New York facility in March 2004, a loss of $34.7 million on the sale of the industrial specialties business unit in 2002, and losses of $17.3 million and $1.8 million on the sale of the industrial colors business unit and the nitrile rubber joint venture, respectively, in 2001.

(c)

2003 includes a cumulative effect of accounting change of $0.4 million, related to the implementation of Financial Accounting Standards Board (FASB) Statement No. 143, “Accounting for Asset Retirement Obligations” and 2002 includes a cumulative effect of accounting change of $299 million, or $2.63 per common share, related to the implementation of FASB Statement No. 142, “Goodwill and Other Intangible Assets.”

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company is a global diversified producer of specialty chemicals (including agricultural chemicals), polymer products and polymer processing equipment. The Company has approximately 4,800 employees worldwide and sells its products in more than 100 countries. The Company is headquartered in Middlebury, Connecticut. The Company operates in various markets, principally automotive, transportation, construction, agriculture, packaging, lubricants, plastics for durable and non-durable goods, personal care products and industrial rubber. Most of its chemical products are sold to industrial manufacturing customers for use as additives, ingredients or intermediates that add value to their end products.

The primary economic factors that influence the Company’s operations and sales are industrial production, residential and commercial construction, auto production and resin production. In addition, the Company’s crop protection business is influenced by worldwide weather, disease and pest infestation conditions and its polymer processing equipment business is influenced by capital spending cycles. The Company also monitors the Gross National Product for key foreign economies. During 2004, the Company continued to experience an increase in unit sales volume across most business units as compared to 2003, due in part to continued improvement in worldwide economic conditions.

Net sales for the year ended December 31, 2004 of $2.5 billion were 17% above the $2.2 billion for the year ended December 31, 2003. This increase was due to improved unit volume of 5%, sales attributable to the GE Specialty Chemicals business that the Company acquired on July 31, 2003 of 5%, improved selling prices of 4%, and favorable foreign currency translation of 3%.

Other major factors affecting the Company’s financial performance include raw material and energy costs, selling prices and the impact of changes in foreign exchange rates. In 2004, the Company has been focusing on pricing and is beginning to see meaningful results, with increases in selling prices during the second half of 2004 exceeding raw material and energy cost increases. The third quarter of 2004 was the first time in nine quarters that the relationship of the change in selling prices to the change in raw material and energy costs was favorable, with selling price increases exceeding raw material and energy cost increases by $2.4 million. The favorable trend continued in the fourth quarter of 2004 with selling price increases exceeding raw material and energy cost increases by $9 million. For the year ended 2004, selling prices increased by $93.5 million, while raw material and energy costs increased by $102.8 million from the comparable period in 2003. This is a significant improvement from the year ended 2003, which had raw material and energy costs increases of approximately $62.6 million from the comparable period in 2002, while selling prices decreased approximately $14.1 million. The Company will continue to pursue price increases wherever possible to mitigate the impact of higher raw material and energy costs. Although foreign exchange rates had a favorable impact on sales during 2004, the Company realized a slightly negative impact on earnings as a result of changes in foreign exchange rates.

The Company has undertaken various cost reduction initiatives over the past several years and continues to aggressively pursue cost reductions. The Company completed an activity-based restructuring initiative intended to structure the Company’s operations in a more efficient and cost effective manner. As a result of this initiative, the Company implemented restructuring actions during the second half of 2004 designed to yield annual pre-tax savings of at least $50 million, of which approximately $6.3 million had been realized for the year ended December 31, 2004. The full extent of the savings are expected to be realized in 2005. To achieve these savings, the Company incurred one-time restructuring charges of $54 million as of December 31, 2004. The previous initiative that was announced in July 2003 and the relocation of the Company’s corporate headquarters that began in 2002 yielded approximately $49.5 million of cost reduction benefits during 2004.

On August 16, 2004, the Company completed a multipart-refinancing program (the “Refinancing”) totaling $945 million. The Refinancing included $600 million aggregate principal amount of senior notes, which include $375 million aggregate principal amount of 9 7/8% Senior Notes due 2012 (with a yield to maturity of 9.96%) and $225 million aggregate principal amount of Libor plus 5.75% Senior Floating Rate Notes due 2010. The Company has also replaced its domestic credit facility with a new five-year $220 million credit facility and amended its domestic accounts receivable securitization program to provide three years of funding for up to $125 million of domestic accounts receivable. There were no outstanding borrowings under the Company’s new revolving domestic credit facility at December 31, 2004. The Company will also finance its short-term operations with future cash flows provided by operations and minimum earn-out proceeds to be received from GE related to the sale of the OrganoSilicones business.

On March 31, 2004, the Company sold its 50 percent interest in the Gustafson seed treatment joint venture for $128.9 million, of which $2 million was contingent upon a licensing consent and the execution of a related supply agreement. This transaction resulted in a pre-tax gain of $90.9 million in the first quarter of 2004 and an additional pre-tax gain of $2 million in the fourth quarter of 2004, which resulted from the completion of the licensing consent and related supply agreement.

During 2004, the Company continued to promote its business ethics and compliance program through company-wide training and awareness initiatives targeted to reach all employees in the Company. The goals of the Company’s compliance program are to ensure that employees comply with all legal requirements in the jurisdictions where the Company conducts business and to ensure that all employees perform their duties in accordance with the Company’s Code of Business Conduct.

On March 9, 2005, the Company and Great Lakes Chemical Corporation (Great Lakes) announced the signing of a definitive merger agreement for an all-stock merger transaction, which would create the third largest publicly traded U.S. specialty chemicals company. Under the terms of the agreement, the Great Lakes shareholders will receive 2.2232 shares of the Company’s common stock for each share of Great Lakes common stock they hold. The transaction, which is subject to regulatory approval and approval by shareholders of both companies, is expected to close in mid-2005. The merger is estimated to result in annual pre-tax synergy cost savings of approximately $90 to $100 million, the majority of which are expected to be achieved in 2006. In addition, the merger is expected to result in one-time expenditures of approximately $35 to $40 million relating to the closing of the transaction and one-time expenditures of approximately $90 to $100 million relating to the integration of both companies.

The Company’s management is working diligently to appropriately allocate the Company’s resources and execute sound strategies. The main goals of management are to resolve the Company’s outstanding legal matters; reduce debt levels in the future; improve the Company’s business performance through determined pricing actions, operating cost reductions, global market penetration and new technology introduction; tailor the Company’s portfolio to those businesses with the most promising growth, the best differentiated technology and the most competitive cost and market positions; and streamline its corporate structure to be as efficient and cost-effective as possible.

ANTITRUST INVESTIGATIONS AND RELATED MATTERS

On May 27, 2004, the Company pled guilty to violation of the U.S. antitrust laws in connection with the sale of certain rubber chemicals, and the court imposed a fine of $50.0 million, payable in six annual installments, without interest, beginning in 2004. On May 28, 2004, the Company pled guilty to violation of the Canadian competition laws, and the court imposed a fine of CDN $9.0 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid $2.3 million in cash in 2004 for the U.S. and Canadian fines. Remaining cash payments for the U.S. and Canadian fines are expected to equal approximately $2.3 million in 2005; $6.5 million in 2006; $11.2 million in 2007; $16.2 million in 2008; and $18.5 million in 2009. The Company recorded a pre-tax charge of $45.2 million against results of operations at December 31, 2003, to reserve for the payment of the U.S. and Canadian fines. The Company and certain of its subsidiaries continue to be the subject of a coordinated civil investigation by the European Commission (the “EC”) with respect to the sale and marketing of rubber chemicals. At this time, the Company cannot predict the timing or outcome of that investigation, including the amount of any fine that may be imposed by the EC.

The Company and certain of its subsidiaries are subjects of, and continue to cooperate in, coordinated criminal and civil investigations being conducted by the U.S. Department of Justice, the Canadian Competition Bureau and the EC (collectively, the “Governmental Authorities”) with respect to possible antitrust violations relating to the sale and marketing of certain other products, including ethylene propylene diene monomer (EPDM); heat stabilizers, including tin-based stabilizers and precursors, mixed metal stabilizers, and epoxidized soybean oil (ESBO); nitrile rubber; and urethanes and urethane chemicals. The Company and its subsidiaries that are subject to the investigations have received from each of the Governmental Authorities verbal or written assurances of conditional amnesty from prosecution and fines.

On August 11, 2004, the Company and plaintiff class representatives entered into a settlement agreement that resolves, with respect to the Company, a single, consolidated direct purchaser class action lawsuit against the Company and other companies, principally alleging that the defendants conspired to fix, raise, maintain or stabilize prices for plastics additives sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities. Under this settlement agreement, the Company paid $5.0 million to a settlement fund in exchange for the final dismissal with prejudice of the lawsuit as to the Company and a complete release of all claims against the Company set forth in the lawsuit. The court granted final approval of this settlement agreement in January 2005.

On January 11, 2005, the Company and plaintiff class representatives entered into a global settlement agreement that is intended to resolve, with respect to the Company, three consolidated direct purchaser class action lawsuits against the Company, its subsidiary Uniroyal Chemical Company, Inc. (now known as Crompton Manufacturing) and other companies, principally alleging that the defendants conspired to fix, raise, maintain or stabilize prices for EPDM, nitrile rubber and rubber chemicals, as applicable, sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities. Under this global settlement agreement, the Company agreed to pay $97.0 million to a settlement fund in exchange for the final dismissal with prejudice of the foregoing three lawsuits as to the Company and a complete release of all claims against the Company set forth in the lawsuits. The plaintiffs, with the assistance of a neutral party, will determine the allocation of the settlement funds, or if the plaintiffs fail to achieve agreement, the neutral party will establish the allocation. When the allocation of the settlement funds has been determined, the parties will enter into Implementing Settlement Agreements for the applicable affected actions. Following an initial payment of $0.5 million to an escrow account, the Company will pay the settlement funds to an escrow account in three installments, without interest, beginning at preliminary approval of the Implementing Settlement Agreements by the applicable courts and continuing through the later of 20 days following final approval of the settlement by each applicable court or June 30, 2006. The Company has the right to rescind the Global Settlement Agreement in its entirety under certain circumstances. The Company recorded a pre-tax antitrust charge of $93.1 million at December 31, 2004 to reserve for the payment of the expected settlement of the three direct purchaser class action lawsuits.

The Company and certain of its subsidiaries, together with other companies, remain or have become defendants in certain U.S. federal direct purchaser and state direct and indirect purchaser lawsuits principally alleging that the defendants conspired to fix, raise, maintain, or stabilize prices for rubber chemicals, EPDM, polychloroprene, plastics additives, including impact modifiers and processing aids, nitrile rubber, and urethanes and urethane chemicals in violation of federal and state law. In addition, a motion for authorization to commence a class action relating to rubber chemicals was filed in the Superior Court of the District of St. Francois and two motions for authorization to commence a class action relating to rubber chemicals and EPDM, respectively, were filed in the Superior Court of the District of Montreal, in Quebec, Canada, against the Company, its subsidiary Crompton Co./Cie (except with respect to the motion filed in the Superior Court of the District of Montreal relating to rubber chemicals) and other companies. The motions principally allege that the Company conspired with other defendants to restrain unduly competition in the sale of rubber chemicals or EPDM, as applicable, and to inflate artificially the sale price of the rubber chemicals or EPDM, as applicable, in violation of Canada’s Competition Act. In addition, the Company, its subsidiaries Crompton Canada Corporation, Crompton Co./Cie and Uniroyal Chemical Company, Inc. and other companies are defendants in two Statements of Claim, each filed in the Ontario Superior Court of Justice in London, Ontario in Canada. The Statements of Claim principally allege that the Company conspired with other defendants to restrain unduly competition in the sale of EPDM and rubber chemicals, respectively, and to inflate artificially the sale price of EPDM or rubber chemicals, as applicable, in violation of Canada’s Competition Act. The Company, certain of its former officers and directors and certain former directors of the Company’s predecessor Witco Corporation are also defendants in a consolidated federal securities class action lawsuit principally alleging that the Company and certain of its former officers and directors caused the Company to issue false and misleading statements that violated the federal securities laws by reporting inflated financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy. In addition, certain current directors and one former director and officer of the Company are defendants in a shareholder derivative lawsuit, nominally brought on behalf of the Company, principally alleging that the individual defendants breached their fiduciary duties by causing or allowing the Company to issue false and misleading financial statements by inflating financial results as a result of an illegal, undisclosed price-fixing conspiracy. These actions are in early procedural stages of litigation and, accordingly, the Company cannot predict their outcome. The Company will seek cost-effective resolutions to the various pending and threatened legal proceedings and governmental investigations regarding the Company’s operations.

The Company’s antitrust costs increased from $8.4 million (pre-tax) during the immediately prior fiscal quarter ended September 30, 2004 to $96.9 million (pre-tax) for the fiscal quarter ended December 31, 2004, as a result of a charge of $93.1 million in connection with the anticipated settlement of three direct purchaser class action lawsuits against the Company and certain of its subsidiaries relating to rubber chemicals, EPDM and nitrile rubber (as described above). The Company expects to continue to incur substantial costs until all antitrust investigations are concluded and civil claims are resolved.

The Company has not recorded a charge for potential liabilities and expenses in connection with the coordinated civil investigation by the EC or with the civil claims, because it is not yet able to reasonably estimate a reserve for such potential costs. The resolution of the coordinated civil investigation by the EC and any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company’s financial condition, results of operations and prospects.

The Company believes that the antitrust investigations and related lawsuits have not had a significant impact on the businesses subject to the investigations or any of the other businesses of the Company. The Company has not identified any impact that the investigations and lawsuits have had on sales prices or volume. For additional information regarding the Company’s antitrust matters, see “Item 3. Legal Proceedings.”

LIQUIDITY AND CAPITAL RESOURCES

Refinancing

On August 16, 2004, the Company completed a multipart refinancing program (the “Refinancing”) totaling $945 million. The Refinancing included $600 million aggregate principal amount of privately offered senior notes (the “New Senior Notes”). The New Senior Notes are a combination of $375 million aggregate principal amount of 9 7/8% Senior Notes due 2012 (with a yield to maturity of 9.96%), and $225 million aggregate principal amount of Libor plus 5.75% Senior Floating Rate Notes due 2010 (with the interest rate resetting quarterly). The Company has also replaced its domestic credit facility with a new five-year $220 million credit facility consisting of a $120 million revolving credit facility and a $100 million pre-funded letter of credit facility. As a part of the Refinancing, the Company also amended its domestic accounts receivable securitization program to provide three years of funding for up to $125 million of domestic accounts receivable, which represents an increase of $10 million from the Company’s previous ability to sell up to $115 million of domestic accounts receivable. On October 8, 2004, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission (SEC) relating to a proposed offer to exchange the New Senior Notes for new notes having the same terms as the New Senior Notes that have been registered with the SEC. This Registration Statement became effective on January 21, 2005.

The Company used approximately $551.5 million of the Refinancing proceeds to repay $46.5 million of outstanding borrowings under its previously existing domestic credit facility and to retire all of its outstanding $350 million aggregate principal amount of 8.5% Senior Notes due 2005 and $140 million of its $150 million aggregate principal amount of 6.125% Senior Notes due 2006 (collectively the “Notes”). The purchase price to tender $261.3 million of the 8.5% Senior Notes was $1,025.88 per $1,000 principal amount, the purchase price to call the remaining $88.7 million of the 8.5% Senior Notes was $1,032.07 per $1,000 principal amount, and the purchase price to tender $140 million of the 6.125% Senior Notes was $1,038.35 per $1,000 principal amount. The Company also paid a consent payment of $10.00 per $1,000 principal amount of each series of Notes to certain tendering holders of the Notes, which amounted to $4 million. In addition, the Company paid $14 million of accrued and unpaid interest on validly tendered Notes and approximately $23.1 million of issuance costs related to the New Senior Notes and new credit facility.

As a result of the tendering of the Notes, the Company recorded a loss on early extinguishment of debt of $20.1 million during the third quarter of 2004. The loss primarily includes the premiums paid to repurchase the Notes of $15.1 million, the consent payments of $4 million and the write-off of the unamortized discount and deferred costs related to the Notes of $1 million.

Divestitures and Acquisitions

On March 22, 2004, the Company entered into an agreement with Bayer CropScience LP in the U.S. and Bayer CropScience Inc. in Canada to sell its 50 percent interest in the Gustafson seed treatment joint venture for $128.9 million, of which $122 million was received in the first quarter of 2004, a deferred payment of $4.9 millon was received during the third quarter of 2004, and $2 million was contingent upon a licensing consent and the execution of a related supply agreement. The transaction closed on March 31, 2004 and resulted in a pre-tax gain of $90.9 million in the first quarter of 2004. The licensing consent and related supply agreement were finalized in December 2004 and resulted in an additional pre-tax gain of $2 million in the fourth quarter of 2004. The Company expects to receive the $2 million of proceeds from this additional gain in the first quarter of 2005.

On July 31, 2003, the Company sold its OrganoSilicones business unit to a division of GE and acquired GE’s Specialty Chemicals business. As a result of the transaction, the Company will continue to receive quarterly earn-out payments through September 2006 based on the combined performance of GE’s existing Silicones business and the OrganoSilicones business that GE acquired from the Company. The total of such earn-out proceeds will be a minimum of $105 million and a maximum of $250 million, of which the Company will receive a minimum of $35 million in 2005. The Company received $40.3 million of earn-out proceeds for the twelve months ended December 31, 2004, of which $35 million represented the minimum earn-out proceeds and $5.3 million represented additional earn-out proceeds related to the combined performance of GE’s existing Silicones business and the OrganoSilicones business that GE acquired from the Company for the second and third quarters of 2004. The Company expects to receive an additional $3.1 million of earn-out proceeds in the first quarter of 2005 based on the performance of GE’s Silicones business during the fourth quarter of 2004. The additional earn-out proceeds have not been recognized in earnings, as the recognition of this additional gain is contingent upon the continued favorable future performance of GE’s Silicones business through September 2006. During the third quarter of 2004, the Company and GE settled various purchase price adjustments, previously accrued for in the July 2003 gain on sale of discontinued operations, which resulted in a $14 million payment to GE. As a result of this settlement, the adjustment of indemnification and certain other reserves and the resolution of certain tax matters related to the transaction, the Company recorded a $2.1 million (after-tax) gain on sale of discontinued operations in the third quarter of 2004.

Cash Flows from Operations

Net cash provided by operations of $36.3 million improved by $51.1 million from $14.8 million of net cash used in operations in 2003. Changes in key working capital accounts are summarized below:

Favorable (unfavorable)
(in thousands)	2004	2003	Change

Accounts receivable	$5,090	$75,407	$(70,317)
Accounts receivable – securitization	(9,530)	(38,051)	28,521
Inventories	(17,127)	39,421	(56,548)
Accounts payable	(7,040)	(82,220)	75,180

During 2004, accounts receivable decreased $5.1 million as compared to a $75.4 million decrease in 2003. The 2003 decrease in accounts receivable was primarily a result of the sale of the Company’s OrganoSilicones business. During 2004, the accounts receivable sold under the Company’s securitization programs decreased $9.5 million, as compared to the decrease of $38.1 million in 2003. Despite an increase in sales and higher raw material prices, the Company was able to limit the increase in inventory to $17.1 million in 2004. The $39.4 million decrease in 2003 inventory was primarily due to the sale of the Company’s OrganoSilicones business unit. Accounts payable decreased by $7.0 million in 2004 primarily as a result of timing of vendor payments. The 2003 decrease was primarily due to the sale of the Company’s OrganoSilicones business and timing of vendor payments.

Net cash provided by operations in 2004 was also affected by various non-cash expenses included in reported earnings. These non-cash expenses included pre-tax expenses of $126.1 million of depreciation and amortization, antitrust settlement costs of three direct purchaser class action lawsuits of $93.1 million, facility closures, severance and related costs of $63.1 million, a loss on the early extinguishment of debt of $20.1 million, accruals for environmental matters of $15.8 million, and supplemental executive retirement costs of $8.1 million. Offsetting these non-cash costs was a $92.9 million gain on the sale of the Company’s Gustafson joint venture, a non-cash tax benefit of $46.3 million and non-cash equity income of $14.1 million.

Payments included in net cash provided from operations included facility closures, severance and related cost payments of $27.6 million, tax payments of $26.8 million, supplemental executive retirement payments of $17.4 million relating to the management reorganization and retirement of certain executives, and payments of environmental liabilities of $18.7 million.

Cash Flows from Investing and Financing Activities

Net cash provided by investing activities was $86.2 million, which included net proceeds from the sale of the Company’s 50 percent interest in the Gustafson seed treatment joint venture of $126.4 million and earn-out proceeds from the sale of the OrganoSilicones business of $40.3 million, partially offset by a $14 million settlement payment to GE, the payment of $1.5 million of fees related to the sale of the OrganoSilicones business and capital expenditures of $65.2 million. Net cash used in financing activities was $5.9 million, which included proceeds from the issuance of the New Senior Notes of $597.5 million, offset by payments to retire $140 million of the Company’s 6.125% Senior Notes, payments to retire all of the Company’s $350 million 8.5% Senior Notes, net payments on the domestic credit facility of $57 million, premiums paid on early extinguishment of debt of $19 million, payments for debt issuance costs of $23.1 million and dividends paid of $22.9 million.

Capital expenditures for 2004 amounted to $65.2 million as compared to $87.6 million in 2003. Capital expenditures for 2003 included $81.7 million from continuing operations and $5.9 million from discontinued operations. The Company estimates that its capital expenditures for 2005 will approximate $80 to $90 million, primarily for the Company’s replacement needs and improvement of domestic and foreign facilities.

Contractual Obligations and Other Cash Requirements

The Company has obligations to make future cash payments under contracts and commitments, including long-term debt agreements, lease obligations, environmental liabilities, antitrust settlements, post-retirement health care liabilities, facility closures, severance and related cost liabilities and other long-term liabilities.

 The following table summarizes the Company’s significant contractual cash obligations as of December 31, 2004:

(In millions)		Payments Due by Period

Contractual Obligations		Total	2005	2006	2007	2008	2009 and Thereafter

Long-term debt (including capital leases) *	(a)	$889.0	$–	$10.3	$0.2	$–	$878.5
Operating leases *	(b)	89.2	17.6	12.9	10.4	9.7	38.6
Environmental liabilities *	(c)	114.5	24.3	16.4	14.5	14.8	44.5
Antitrust settlements *	(d)	152.2	60.8	45.0	11.3	16.3	18.8
Post-retirement health care liabilities *	(e)	183.3	17.0	15.4	15.7	15.8	119.4
Facility closures, severance and related cost liabilities *	(f)	46.0	44.1	1.6	0.3	–	–
Capital expenditures	(g)	9.4	9.4	–	–	–	–
Interest payments	(h)	807.9	78.6	78.2	77.9	74.8	498.4
Unconditional purchase obligations	(i)	0.6	0.6	–	–	–	–
Other long-term liabilities (excluding pension liabilities)	(j)	22.2	–	7.2	4.9	0.4	9.7

Total		$2,314.3	$252.4	$187.0	$135.2	$131.8	$1,607.9

*

Additional information is provided in the Indebtedness and Refinancing, Leases, Contingencies, Antitrust Investigations and Related Matters, Pension and Other Post-Retirement Benefit Plans, and Facility Closures, Severance and Related Costs footnotes in the Notes to Consolidated Financial Statements.

(a)

The Company’s long-term debt agreements included various notes, debentures, bank loans and future minimum payments under capital leases for which payments totaling $889 million will be payable through 2026. The future minimum lease payments under capital leases at December 31, 2004 were not significant.

(b)

The Company has $89.2 million of operating lease obligations at December 31, 2004, primarily related to the lease of office space. Such obligations are net of future sublease income and will be expensed over the life of the related lease contracts.

(c)

The Company has environmental liabilities, recorded on an undiscounted basis, for future remediation, and operating and maintenance costs directly related to remediation. The Company estimates its potential environmental liability to range from $103 million to $131 million, and has recorded a liability for environmental remediation of $114.5 million at December 31, 2004.

(d)

Includes $97 million related to the expected settlement of three direct purchaser class action lawsuits, payable in installments through 2006, and $55.2 million related to the settlement of U.S. and Canadian fines, payable in installments through 2009.

(e)

The Company has post-retirement health care plans that provide health and life insurance benefits to certain retired and active employees and their beneficiaries. These plans are generally not pre-funded and expenses are paid by the Company as incurred, with the exception of certain inactive government related plans that are paid from plan assets.

(f)	Represents estimated payments from accruals related to the Company’s cost reduction programs.
(g)	Represents capital commitments for various open projects.
(h)	Primarily represents interest payments related to the Company’s long-term debt agreements.
(i)	Represents unconditional purchase commitments to purchase raw materials from outside vendors.
(j)	The Company also has other miscellaneous long-term liabilities, excluding pension liabilities, of $22.2 million.

During 2004, the Company made payments under its operating leases of $20.3 million, unconditional purchase obligations of $1.5 million, environmental liabilities of $18.7 million, antitrust settlements of $7.3 million, post-retirement healthcare liabilities of $20.4 million, facility closures, severance and related cost liabilities of $27.6 million and interest payments of $62.4 million.

As a result of the Company’s former Chairman, President and CEO; Senior Vice President and CFO; and certain other executives electing to retire, the Company expects to make lump sum payments under the provisions of its supplemental executive retirement programs of approximately $25 million, of which $17.4 million was paid in the third quarter of 2004 and the remainder of which is expected to be paid in the first quarter and the third quarter of 2005. For the year ended December 31, 2004, the Company recognized $8.1 million of curtailment and settlement losses related to this matter.

The Company funds its defined benefit pension plans based on the minimum amounts required by law plus such additional amounts the Company deems appropriate. Estimated future funding requirements are highly dependent on factors that are not readily determinable. The Company contributed $3.3 million in 2004, which was the minimum required contribution for 2004. The estimated funding estimates for 2005 through 2009 are based upon actual December 31, 2004 asset values, an additional contribution of $20 million expected to be made during 2005, and the assumption that the Company will contribute the minimum required contributions for all other years. The funding estimates also assume pension funding relief legislation will be extended, interest rates will remain at or near current levels and no other significant changes will occur with regards to demographics, legislation, plan provisions, or actuarial assumptions or methods to determine the estimated funding requirements. If pension funding relief legislation is not extended, estimated funding requirements for the domestic pension plans will be significantly different.

The following table summarizes the estimated future funding requirements for the domestic pension plans under various assumptions:

(in millions)	Funding Requirements by Period

	2005	2006	2007	2008	2009

Assumes 8.75% return on assets, with interest rate relief	$28.4	$0.3	$41.2	$20.4	$5.0
Assumes 8.75% return on assets, without interest rate relief	$28.4	$0.6	$65.8	$34.1	$11.1

The following table describes the impact of a 100 basis point change in the actual return on assets. Amounts are based on the assumption that interest rate relief is extended. The impact of a 100 basis point change on the scenario without an extension of interest rate relief is not materially different.

	100 Basis Point Change in Investment Returns

	2005	2006	2007	2008	2009

Impact of a 100 basis point increase in actual investment return	$0.0	$0.0	$(0.5)	$(3.0)	$(1.9)
Impact of a 100 basis point decrease in actual investment return	$0.0	$0.0	$0.5	$3.0	$1.9

The Company also has standby letters of credit and guarantees with various financial institutions. At December 31, 2004, the Company had $64.9 million of outstanding letters of credit and guarantees primarily related to its environmental remediation liabilities, insurance obligations, a potential tax exposure and a customer guarantee. For losses that the Company believes are probable and which are estimable, the Company has accrued for such amounts in its consolidated balance sheets.

Sources of Cash

The Company expects to finance its continuing operations and capital spending requirements in 2005 with cash flows provided by operations, cash on hand at December 31, 2004 and earn-out proceeds from the sale of its OrganoSilicones business. The Company does not anticipate that it will require material sources of cash outside of the normal course of business to support its operating needs in 2005.

In 2005, the Company will receive $35 million of minimum earn-out payments from GE. The Company also expects to receive an additional $3.1 million of earn-out proceeds in the first quarter of 2005 based on the performance of GE’s Silicones business during the fourth quarter of 2004. The total amount of additional proceeds in excess of the minimum is indeterminate at this time as it is contingent upon the continued favorable future performance of GE’s Silicones business. Depending on the performance of GE’s Silicones business, the Company may receive additional performance-based proceeds or could be required to refund all or part of the $5.3 million of additional proceeds received in 2004.

The Company has a five-year credit facility of $220 million, consisting of a $120 million revolving credit facility and a $100 million pre-funded letter of credit facility, which is scheduled to mature in August 2009. Borrowings on this facility are at various rate options to be determined on the date of borrowing. There were no outstanding borrowings under the Company’s new revolving domestic credit facility at December 31, 2004 and $63.1 million of the pre-funded letter of credit facility was utilized at December 31, 2004. The Company also has arrangements with various banks for lines of credit for its international subsidiaries aggregating $18.4 million, of which $3.9 million was outstanding at December 31, 2004.

In connection with the Refinancing transaction in August 2004, the Company amended its domestic accounts receivable securitization program to provide three years of funding for up to $125 million of domestic receivables. As of December 31, 2004, $95 million of accounts receivable had been sold under this program. In addition, the Company’s European subsidiaries have a separate program to sell their eligible accounts receivable to agent banks, which approximated $137 million at December 31, 2004. As of December 31, 2004, $94.9 million of international accounts receivable had been sold under these programs.

Bank Covenants

The Company’s various debt agreements contain covenants that limit the ability to enter into certain transactions, such as incurring additional indebtedness, increasing the Company’s dividends, and entering into acquisitions, dispositions and joint ventures. The Company is required to report compliance with certain financial covenants to its lenders on a quarterly basis. Under these covenants, the Company is required to maintain a leverage ratio (adjusted total debt to adjusted earnings before interest, taxes, depreciation and amortization (“Bank EBITDA”), with adjustments to both debt and earnings being made in accordance with the terms of the domestic credit facility agreement) and an interest coverage ratio (Bank EBITDA to interest expense as defined in the domestic credit facility agreement). The Company was in compliance with the covenants of its various debt agreements at December 31, 2004. The Company’s five-year domestic credit facility agreement has been filed as an exhibit to the Company’s filings with the Securities and Exchange Commission.

Cost Reduction Programs

The Company has completed an activity-based restructuring initiative in 2004 intended to structure the Company’s operations in a more efficient and cost effective manner. On June 29, 2004, the Company offered a voluntary severance program to certain U.S. based employees intended to facilitate the implementation of the activity-based restructuring initiative by decreasing the number of involuntary separations that may have otherwise been required once the organizational design phase of the initiative was completed. As a result of the voluntary program, 137 U.S. based employees voluntarily elected to terminate their employment. In addition, the Company is in the process of involuntarily terminating approximately 500 worldwide employees as a result of the activity-based restructuring initiative. As a result of this initiative, the Company expects to achieve annual pre-tax cost savings of at least $50 million, of which approximately $15 million would be reflected in cost of products sold, $25 million in selling, general and administrative expenses (SG&A) and $10 million in research and development (R&D). For the year ended December 31, 2004, the Company realized approximately $6.3 million of these savings, of which approximately $2.1 million was in cost of products sold, $2.9 million in SG&A and $1.3 million in R&D. The full extent of the savings are expected to be realized in 2005. All cost savings, both estimated and actual, are reported net of any increased expenses or the impact of reduced revenues. During 2004, the Company recorded pre-tax charges of $54 million for facility closures, severance and related costs related to the voluntary program and activity-based initiative. As of December 31, 2004, the Company had accruals of $40 million for severance and related costs and $1.6 million for other facility closure costs related to these initiatives. The Company expects future cash payments against these accruals to approximate $41 million in 2005 and $0.6 million in 2006.

In July 2003, the Company announced a cost reduction program to further eliminate overhead expenses. The Company had previously estimated that this program would result in pre-tax cost savings of approximately $50 million in 2004, of which approximately $32 million would be in cost of products sold, $14 million in SG&A and $4 million R&D. In order to achieve this goal, the Company expected to reduce its global workforce by approximately 375 positions, of which approximately 368 positions had been eliminated as of December 31, 2004. For the year ended December 31, 2004, the Company realized approximately $44 million of these savings, of which approximately $30.1 million was in cost of products sold, $11.8 million in SG&A and $2.1 million in R&D. The Company expects to realize an incremental $1 million of savings under this 2003 program in 2005. All cost savings, both estimated and actual, are reported net of any increased expenses or the impact of reduced revenues. The Company recorded $14 million of facility closures, severance and related costs in 2003 and $0.6 million in 2004 related to this 2003 program, primarily for severance and related costs. As of December 31, 2004, the Company had completed this program. The remaining reserve balance at December 31, 2004 related to this 2003 program was $1.8 million. The Company expects the majority of the remaining severance payments to be made in 2005.

As a result of the Company’s cost reduction initiative that began in 2001 and the relocation of the corporate headquarters that began in 2002, the Company recorded a credit to facility closures, severance and related costs of $0.9 million in 2004, primarily to adjust for severance reserves no longer deemed necessary. The Company does not expect to incur any future costs related to these initiatives. The Company realized pre-tax cost savings of approximately $5.5 million during 2004, primarily in SG&A, as a result of the relocation of its corporate headquarters. All cost savings are reported net of any increased expenses or the impact of reduced revenues. As of December 31, 2004, the Company had accruals of $1.1 million for severance and related costs and $1.5 million for other facility closure costs related to the 2001 initiative and corporate relocation. The Company expects future cash payments against these accruals to approximate $1.6 million in 2005 and $1 million thereafter.

Facility Closures

During the fourth quarter of 2004, the Enenco joint venture, in which the Company owns a 50 percent interest, closed its manufacturing facility in Memphis, TN. As a result of the closure, the Company recorded a pre-tax charge to facility closures, severance and related costs of $4.6 million, which includes $2.3 million related to the write-off of the Company’s investment in affiliate, $1.8 million for environmental decommissioning and demolition costs and $0.5 million for other closure related costs.

RESULTS OF OPERATIONS

(In thousands, except per share data)

	2004	2003	2002

Net Sales
Polymer Products
Polymer Additives	$1,465,610	$1,232,022	$1,110,804
Polymers	333,986	285,669	270,954
Polymer Processing Equipment	180,009	166,539	172,702
Eliminations	(14,968)	(13,302)	(15,064)

	1,964,637	1,670,928	1,539,396

Specialty Products
Crop Protection	320,594	270,870	240,142
Other	264,531	243,245	310,733

	585,125	514,115	550,875

Net Sales	$2,549,762	$2,185,043	$2,090,271

Operating Profit (Loss)
Polymer Products
Polymer Additives	$50,206	$24,392	$79,403
Polymers	51,290	28,018	41,028
Polymer Processing Equipment	3,360	5,164	(13,766)

	104,856	57,574	106,665

Specialty Products
Crop Protection	85,695	64,963	60,241
Other	126	(3,283)	7,960

	85,821	61,680	68,201

General corporate expense including amortization	(73,757)	(48,551)	(53,701)
Unabsorbed overhead expense from discontinued operations	–	(8,445)	(11,515)
Facility closures, severance and related costs	(63,115)	(19,560)	(17,969)
Antitrust costs	(113,736)	(77,716)	(6,306)

Total Operating Profit (Loss)	(59,931)	(35,018)	85,375
Interest expense	78,441	89,653	101,704
Loss on early extinguishment of debt	20,063	24,699	–
Other (income) expense, net	(75,036)	5,383	38,021

Loss from continuing operations before income taxes and cumulative effect of accounting change	(83,399)	(154,753)	(54,350)
Income tax benefit	(46,667)	(36,102)	(18,904)

Loss from continuing operations before cumulative effect of accounting change	(36,732)	(118,651)	(35,446)
Earnings from discontinued operations	–	26,314	50,920
Gain on sale of discontinued operations	2,142	111,692	–
Cumulative effect of accounting change	–	(401)	(298,981)

Net Earnings (Loss)	$(34,590)	$18,954	$(283,507)

Basic and Diluted Earnings (Loss) Per Common Share
Loss from continuing operations before cumulative effect of accounting change	$(0.32)	$(1.05)	$(0.31)
Earnings from discontinued operations	–	0.23	0.44
Gain on sale of discontinued operations	0.02	0.99	–
Cumulative effect of accounting change	–	–	(2.63)

Net Earnings (Loss)	$(0.30)	$0.17	$(2.50)

2004 COMPARED TO 2003

Overview

Consolidated net sales of $2.55 billion in 2004 were 17% above consolidated net sales of $2.19 billion in 2003. The increase was due to improved unit volume of 5%, sales attributed to the acquisition of the GE Specialty Chemicals business of 5%, improved selling prices of 4% and favorable foreign currency translation of 3%. International sales, including U.S. exports, were 51% of total sales, unchanged from 2003. For further information about sales, see the discussion of segment results below.

The net loss for 2004 of $34.6 million, or $0.30 per common share, compared to net earnings of $19 million, or $0.17 per common share in 2003. The net loss for 2004 included an after tax gain on the sale of discontinued operations for $2.1 million, or $0.02 per common share, resulting from the purchase price adjustment settlement and other matters related to the July 31, 2003 sale of the Company’s OrganoSilicones business unit. The net loss from continuing operations for 2004 of $36.7 million, or $0.32 per common share, included pre-tax divestment gains of $96.6 million primarily from the sale of the Company’s 50 percent interest in the Gustafson seed treatment joint venture, and pre-tax charges for antitrust costs of $113.7 million, facility closures, severance and related costs of $63.1 million, and a loss on the early extinguishment of debt of $20.1 million in connection with the Refinancing completed on August 16, 2004.

Net earnings for 2003 included an after-tax gain on the sale of discontinued operations of $111.7 million, or $0.99 per common share, after-tax earnings from discontinued operations of $26.3 million, or $0.23 per common share, and a cumulative effect of accounting change of $0.4 million, related to the implementation of Financial Accounting Standards Board (FASB) Statement No. 143, “Accounting for Asset Retirement Obligations.” The loss from continuing operations for 2003 of $118.7 million, or $1.05 per common share, included pre-tax charges for antitrust costs of $77.7 million, a loss on the early extinguishment of debt of $24.7 million and facility closures, severance and related costs of $19.6 million. The loss from continuing operations for 2003 also included pre-tax overhead expenses previously absorbed by the OrganoSilicones business unit of $8.4 million.

Gross profit as a percentage of sales was 25.2% for 2004 as compared to 26% for 2003. The increase in gross profit of $73.6 million was primarily due to increased selling prices of $93.5 million, favorable volume/mix of $37.4 million, savings attributable to cost reduction programs of $32.2 million and a $17.9 million benefit of having a full year of operations from the GE Specialty Chemicals business in year 2004 versus five months of operations in 2003. Partially offsetting these favorable items was an increase in raw material and energy costs of $102.8 million. Excluding polymer processing equipment, all business segments benefited from improved selling prices and cost savings, with polymer additives being the largest contributor. All business segments had favorable volume/mix, particularly the crop protection and polymers segments. The increase in raw material and energy costs was most evident in the polymer additives segment.

In addition to reporting depreciation and amortization on a separate line in the consolidated statements of operations, the gross profit of the Company may not be comparable to those of other entities since certain companies include shipping costs in cost of products sold, while other companies, including Crompton, include such expenses in selling, general and administrative expenses. The amounts of such costs included in selling, general and administrative expenses by the Company were $87.8 million and $80.5 million for 2004 and 2003, respectively.

Selling, general and administrative expenses of $364.1 million increased $11 million compared to 2003. The increase was primarily attributable to unfavorable foreign currency translation of $10.7 million, supplemental executive retirement costs related to the retirement of certain executives of $8.1 million, $7.9 million of additional expenses due to having a full year of operations from the GE Specialty Chemicals business in year 2004 versus five months of operations in 2003 and higher incentive plan expenses of $7.2 million. These increases were partially offset by savings attributable to cost reduction initiatives of $20.2 million that were mainly achieved in the polymer additives segment. Depreciation and amortization of $126.1 million increased $10.7 million mainly due to additional depreciation and amortization expenses of $5.9 million resulting from having a full year of operations from the GE Specialty Chemicals business in year 2004 versus five months of operations in 2003 and unfavorable foreign currency translation of $3.2 million. Research and development costs of $49.6 million decreased $1.9 million primarily due to $3.4 million of cost savings mainly attributable to the polymer additives segment, partially offset by unfavorable foreign currency translation of $2.1 million. Equity income of $14.1 million increased $0.9 million from 2003 to 2004 primarily due to higher equity income of $4.3 million resulting from an income tax adjustment for the Company’s Rubicon joint venture, partially offset by the absence of $3.2 million of equity income from the Company’s Gustafson joint venture that was sold in March 2004.

Facility closures, severance and related costs were $63.1 million as compared to $19.6 million for 2003. The 2004 costs were primarily for severance costs related to the 2004 activity-based restructuring initiative. The 2003 costs were primarily for severance and were the result of the 2003 and 2001 cost reduction initiatives and the corporate relocation announced in 2002.

The Company incurred antitrust costs of $113.7 million for the year ended 2004 as compared to $77.7 million for the comparable period in 2003. The 2004 costs included a $5 million U.S. civil antitrust settlement and $93.1 million for the expected settlement of three direct purchaser class action lawsuits, which represents the present value of the expected payments of $97 million. The 2003 costs included $45.2 million of U.S. and Canadian fines, which represent the present value of the expected payments of approximately $57 million. The remaining costs were primarily for legal costs associated with antitrust investigations and related civil lawsuits.

The 2004 operating loss of $59.9 million was unfavorable by $24.9 million compared to an operating loss of $35 million in 2003. The increased loss was primarily attributed to higher facility closures, severance and related costs of $43.5, increased antitrust legal and related costs of $36 million, higher selling, general and administrative expenses of $11 million and additional depreciation and amortization expenses of $10.7 million, offset in part by an increase in gross profit of $73.6 million.

Polymer Products

Polymer additives sales of $1.47 billion rose 19% from 2003, of which 9% was attributable to the GE Specialty Chemicals acquisition and the balance due primarily to improved pricing of 5%, favorable foreign currency translation of 3% and an increase in unit volume of 2%. Plastic additives sales were up 26% due primarily to the acquisition of the Specialty Chemicals business, improved pricing and favorable foreign currency translation. Rubber additives sales rose 8% primarily as a result of increased unit volume and favorable foreign currency translation. Urethane additives sales increased 5% due primarily to favorable foreign currency translation and improved pricing, partially offset by lower unit volume. Petroleum additives sales were up 16% due primarily to higher unit volume and improved pricing. Operating profit of $50.2 million was up $25.8 million from 2003 due primarily to favorable pricing and savings attributable to cost reduction programs, partially offset by elevated raw material and energy costs, and higher environmental-related expenses.

Polymers sales of $334.0 million were up 17% from 2003 due primarily to higher unit volume of 10%, increased selling prices of 5% and favorable foreign currency translation of 2%. EPDM sales rose 21% primarily as a result of higher unit volume and favorable pricing. Urethanes sales rose 13% due primarily to increased unit volume and favorable foreign currency translation. Operating profit of $51.3 million rose 83% from 2003 due primarily to favorable pricing, lower operating costs mainly attributable to cost saving initiatives and lower depreciation, and an increase in unit volume, partially offset by higher raw material and energy costs.

Polymer processing equipment sales of $180.0 million were up 8% from 2003 due primarily to higher unit volume of 7% and favorable foreign currency translation of 3%, partially offset by unfavorable pricing of 2%. Operating profit of $3.4 million was down $1.8 million from 2003 as the impact of an increase in unit volume and a favorable sales mix was more than offset by unfavorable pricing and higher operating expenses primarily attributable to increased warranty and product performance costs. The equipment order backlog totaled $86 million at the end of 2004, up $24 million from the end of 2003.

Specialty Products

Crop protection sales of $320.6 million were up 18% from 2003 due primarily to an increase in unit volume of 13%, favorable foreign currency translation of 3% and improved pricing of 2%. Operating profit of $85.7 million was up $20.7 million or 32% from 2003 due primarily to higher unit volume, favorable pricing and cost savings, offset in part by unfavorable foreign currency translation and the absence of the Company’s share of the Gustafson joint venture prior year equity income of $3.2 million.

Refined products sales of $264.5 million were up 9% from 2003 due primarily to favorable pricing of 5% and 2% improvements in both unit volume and foreign currency translation. Operating profit of $0.1 million was up $3.4 million from 2003 due primarily to improved pricing and lower costs attributable to savings initiatives and lower environmental-related expenses, partially offset by elevated raw material and energy costs.

General Corporate and Unabsorbed Overhead Expenses

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis. These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses related to executives and corporate managers. General corporate expense also includes all amortization expense. These expenses increased $25.2 million from 2003 to 2004 due mainly to supplemental executive retirement costs of $8.1 million related to the retirement of certain executives, higher expenses related to the Company’s incentive plans of $6.4 million, increased costs related to Sarbanes-Oxley compliance and audit fees of $3.8 million and higher amortization expense of $3.6 million.

Unabsorbed overhead expense from discontinued operations of $8.4 million in 2003 represents general overhead costs that were previously absorbed by the OrganoSilicones business unit.

Other

Interest expense decreased 13% primarily due to utilizing the proceeds from the OrganoSilicones divestment on July 31, 2003 to repurchase $250 million of the Company’s 8.5% Senior Notes and repay $61.3 million of its EURIBOR based bank loans during the third quarter of 2003, partially offset by the impact of the August 2004 Refinancing, which included the issuance of new 9.875% and floating rate Senior Notes and the repurchase of the Company’s remaining $350 million of its 8.5% Senior Notes and $140 million of its 6.125% Senior Notes.

As a result of the repurchase of the Company’s remaining $350 million of 8.5% Senior Notes and $140 million of its 6.125% Senior Notes, the Company recorded a loss on early extinguishment of debt of $20.1 million during the third quarter of 2004. The loss primarily includes the premiums paid to repurchase the Notes, the consent payments and the write-off of the unamortized discount and deferred costs related to the Notes. During the third quarter of 2003, the Company recorded a loss on early extinguishment of debt of $24.7 million. This loss was the result of the repurchase of $250 million of the Company’s 8.5% Senior Notes in August 2003 utilizing the proceeds from the sale of the OrganoSilicones business unit to GE.

Other income, net, of $75 million for 2004 increased $80.4 million from the comparable period of 2003. The increase was primarily the result of divestment gains of $96.6 million, which includes the $92.9 million gain on the sale of the Company’s 50 percent interest in the Gustafson seed treatment joint venture and a $3.6 million gain on the completion of the sale of the assets of the Company’s Brooklyn, New York facility in March 2004. The proceeds from the Brooklyn transaction were received in December 2000 and recognition of the gain on the sale was deferred pending resolution of certain issues that were finalized in March 2004. The gains were partially offset by unfavorable foreign exchange of $6.8 million and a $3 million product liability charge relating to the Company’s 50 percent interest in the Gustafson seed treatment joint venture.

The tax rate for the year ended December 31, 2004 was a benefit of 56% compared to a benefit of 23% for the year ended December 31, 2003. The 2004 effective tax rate was impacted by reserve adjustments largely due to the resolution of prior years’ tax audits, offset in part by the $98.1 million of antitrust settlements in 2004, which are partially deductible. The 2003 effective tax rate reflected $45.2 million of antitrust fines that were not deductible for tax purposes.

Discontinued Operations

Earnings from discontinued operations were $26.3 million (net of income taxes of $9.0 million), or $0.23 per common share in 2003. Earnings from discontinued operations do not include any allocation of general overhead expenses.

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

Net earnings for 2003 of $19.0 million, or $0.17 per common share, compared to a net loss of $283.5 million, or $2.50 per common share in 2002. Net earnings for 2003 included a gain on the sale of discontinued operations of $111.7 million, or $0.99 per common share, and earnings from discontinued operations of $26.3 million, or $0.23 per common share, as compared to 2002, which included earnings from discontinued operations of $50.9 million, or $0.44 per common share. Net earnings for 2003 also included a cumulative effect of accounting change of $0.4 million, related to the implementation of Financial Accounting Standards Board (FASB) Statement No. 143, “Accounting for Asset Retirement Obligations” and the net loss for 2002 included a cumulative effect of accounting change of $299 million, or $2.63 per common share, related to the implementation of FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The loss from continuing operations for 2003 of $118.7 million, or $1.05 per common share, compared to a loss of $35.4 million, or $0.31 per common share for 2002. The loss from continuing operations for 2003 included pre-tax charges for antitrust costs ($77.7 million), a loss on early extinguishment of debt ($24.7 million) and facility closures, severance and related costs ($19.6 million). The loss from continuing operations for 2002 included pre-tax charges for the loss on the sale of the industrial specialties business unit recorded in other expense, net ($34.7 million), facility closures, severance and related costs ($18.0 million) and antitrust costs ($6.3 million). The losses from continuing operations for 2003 and 2002 also included pre-tax overhead expenses previously absorbed by the OrganoSilicones business unit of $8.4 million and $11.5 million, respectively.

Gross profit as a percentage of sales was 26.0% for 2003 as compared to 29.8% for 2002. The decrease in gross profit of $53.1 million was primarily due to increased raw material and energy costs of $62.6 million, the divestiture of the industrial specialties business unit in June 2002 of $21.3 million and lower selling prices of $14.1 million, partially offset by $20.0 million of savings attributable to cost reduction initiatives, favorable foreign currency translation of $18.3 million and the gross profit from the GE Specialty Chemicals business acquired in 2003 of $15.8 million. The gross profit attributable to increased unit volume was primarily offset by an unfavorable sales mix. The business segments most impacted by the higher raw material and energy costs were polymer additives, the refined products portion of other and polymers. The decline in selling prices was primarily attributed to the polymers and polymer additives segments, partially offset by an increase in the refined products portion of other. Polymer additives benefited the most from cost reductions relating to savings initiatives. All segments benefited from the impact of favorable foreign currency.

In addition to reporting depreciation and amortization on a separate line in the consolidated statements of operations, the gross profit of the Company may not be comparable to those of other entities since certain companies include shipping costs in cost of products sold, while other companies, including Crompton, include such expenses in selling, general and administrative expenses. The amounts of such costs included in selling, general and administrative expenses by the Company were $80.5 million and $72.4 million for 2003 and 2002, respectively.

Selling, general and administrative expenses of $353.0 million for 2003 declined by $1.5 million compared to 2002. The most significant factors contributing to this decrease were the elimination of expenses related to the divested industrial specialties business unit of $10.9 million and lower expenses related to long-term incentive plans of $8.5 million, partially offset by unfavorable foreign currency translation of $14.8 million. Depreciation and amortization increased by $3.9 million to $115.4 million due primarily to unfavorable foreign currency translation of $4.3 million and an increase from the GE Specialty Chemicals business acquired in 2003 of $3.9 million, partially offset by a $4.6 million reduction resulting from the divestiture of the industrial specialties business unit in June

2002. Research and development costs of $51.5 million declined by $2.8 million due primarily to the divestiture of the industrial specialties business unit. Equity income of $13.2 million increased $5.3 million due mainly to increased earnings associated with the Gustafson seed treatment joint venture included in the crop protection segment.

Facility closures, severance and related costs were $19.6 million as compared to $18.0 million for 2002. These costs were primarily for severance and other facility closure costs, which resulted from the 2001 and 2003 cost reduction initiatives and the relocation of the Company’s corporate headquarters that began in 2002.

The Company incurred antitrust costs of $77.7 million for 2003 as compared to $6.3 million for the comparable period in 2002. The 2003 costs included $45.2 million of U.S. and Canadian fines, which represent the present value of the expected payments of approximately $57 million. The remaining costs were primarily for legal costs associated with antitrust investigations and related civil lawsuits.

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

Specialty Products

Crop protection sales of $270.9 million were up 13% from 2002 due primarily to an increase in unit volume of 8% and favorable foreign currency translation of 5%. Operating profit of $65.0 million rose 8% from 2002 due primarily to the impact of improved unit volume and higher joint venture earnings, partially offset by higher operating expenses, an unfavorable foreign currency impact and the absence of a prior year vendor settlement credit of $1.6 million. The improvement in joint venture earnings of $5.2 million resulted primarily from increased sales and profitability in the Company’s Gustafson seed treatment joint venture.

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

General Corporate and Unabsorbed Overhead Expenses

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis. These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses related to executives and corporate managers. General corporate expense also includes all amortization expense. Contributing to the $5.2 million decrease in these expenses from 2002 to 2003 were reduced charges related to the Company’s long-term incentive plans of $8.5 million, partially offset by higher amortization expense of $3.0 million.

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

The Company recorded a loss on early extinguishment of debt of $24.7 million during the third quarter of 2003. This loss was the result of the repurchase of $250 million of the Company’s 8.5% notes utilizing proceeds from the sale of the OrganoSilicones business on July 31, 2003.

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

CRITICAL ACCOUNTING ESTIMATES

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. The Company’s estimates are based on historical experience and currently available information. Actual results could differ from such estimates. The following paragraphs summarize the Company’s critical accounting estimates. Additional accounting policies are discussed in the Notes to Consolidated Financial Statements.

Recoverability of Long-Lived Assets and Goodwill

The Company evaluates the recoverability of the carrying value of its long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under such circumstances, the Company assesses whether the projected undiscounted cash flows of its businesses are sufficient to recover the existing unamortized cost of its long-lived assets. If the undiscounted projected cash flows are not sufficient, the Company calculates the impairment amount by discounting the projected cash flows using its weighted average cost of capital. The amount of the impairment is written-off against earnings in the period in which the impairment has been determined.

The Company tests the recoverability of goodwill of each of its reporting units on an annual basis as of July 31, or sooner if events occur or circumstances change, by comparing the net book value to the estimated fair value of each of its reporting units to determine if there is a potential impairment issue. The fair value is estimated based on discounted projected cash flows. In estimating the discounted projected cash flows, the Company utilizes estimated long-term revenue and cash flow forecasts developed as part of its planning process, as well as assumptions of terminal value, together with its weighted average cost of capital, to determine fair value. If the fair value is not sufficient to cover the carrying value of the reporting unit, the Company calculates the goodwill impairment amount related to that reporting unit in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets.” Any impairment is recorded to earnings in the period in which the amount has been determined.

The Company’s cash flow projections used to estimate the fair value of its reporting units are based on subjective estimates, the most significant of which are selling prices and their relationship to raw material costs, sales volumes and cost reduction or savings benefits. Deviations of actual results from the Company’s estimates, as well as a change in the discount rate utilized, could impact the fair value estimates used to determine whether an impairment exists. Based on the fair value estimates used in July 2004 to test goodwill for impairment in accordance with FASB Statement No. 142, which were reviewed by an independent appraisal firm, the Company concluded that no impairment existed for any of its reporting units at July 31, 2004. However, at July 31, 2004, the fair value estimate of the plastic additives reporting unit was only approximately $67 million above the carrying value of that reporting unit.

Although the Company believes that its projections reflect its best estimates of the future performance of its reporting units, changes in estimates of selling prices, raw material costs, cost reduction or savings benefits and sales volume used to project the cash flows for its reporting units could have an impact on the fair value used to test goodwill of the reporting unit for impairment. Any increases in the estimated future cash flows of its reporting units would have had no impact on the carrying value of that reporting unit. However, a decrease in estimated future cash flows could require the Company to allocate the fair value of the reporting unit among the assets and liabilities of that reporting unit for the purpose of determining whether recognition of a goodwill impairment charge was required.

The relationship of raw material price increases to selling price increases is currently the most sensitive factor affecting the operating results for the plastic additives reporting unit. During periods of escalating raw material prices, the Company attempts to match or surpass its raw material price increases with corresponding selling price increases. However, the Company may not always be able to immediately raise prices, resulting in a decline in its gross margin. If gross margins used in the plastic additives projections were assumed to be 1% lower as a result of these factors, the corresponding impact on the Company’s estimate of future cash flows would require the Company to recognize an impairment loss of approximately $21 million. This estimate assumes the Company’s July 31, 2004 future cash flow projections, the reversal of the $10.6 million of goodwill of the plastic additives reporting unit that occurred in the fourth quarter of 2004 due to the reversal of certain pre-merger tax related reserves no longer deemed necessary, and the fair values of the other assets and liabilities of the plastic additives reporting unit were equal to their carrying amounts. If the Company had been required to recognize a goodwill impairment charge relating to the plastic additives reporting unit, it would not have had a direct impact on the Company’s liquidity and capital resources because impairment charges are non-cash losses that do not impact the leverage or interest coverage ratios under the Company’s domestic credit facility.

The Company is currently in the process of reviewing the strategic alternatives, including possible divestment, of its polymer processing equipment business. These strategic alternatives could result in revisions to the estimated long-term revenue and cash flow forecasts of this business. Depending on these possible revisions, there could be an impairment charge related to the polymer processing equipment business. The Company can not estimate the possible impact on its earnings at this time. The goodwill related to the polymer processing equipment business was $36.2 million at December 31, 2004.

The Company continually monitors and evaluates business and competitive conditions that affect its operations and reflects the impact of these factors in its financial projections. If permanent or sustained changes in business and competitive conditions occur, they can lead to revised projections that could potentially give rise to impairment charges.

Contingencies

On an ongoing basis, the Company assesses potential liabilities related to any lawsuits or claims brought against it, including antitrust related matters. The Company accrues for such liabilities when it determines that it is probable that a loss has been incurred and a reasonable estimate of the loss can be made. Predicting the outcome of claims and litigation and estimating related costs and expenses involves substantial uncertainties that could cause actual costs to vary materially from estimates. In making the determination of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, the nature of specific claims including unasserted claims, the Company’s experience with similar types of claims, the jurisdiction in which the matter is filed, the existence of other defendants, input from outside legal counsel and the current status of the matter. The Company also assesses the likelihood of recovery from insurance, and, in those cases in which realization of an insurance recovery is deemed probable, the Company records a corresponding asset. The Company intends to assert all meritorious legal defenses and all other equitable factors that are available to it with respect to such matters; however, the resolution of these matters could have a material adverse effect on its consolidated results of operations and cash flows. For further information see the Antitrust Investigations and Related Matters disclosure included herein.

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

Each quarter, the Company evaluates and reviews estimates for future remediation, and operation and management costs directly related to remediation, to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. As of December 31, 2004, the Company’s reserves for environmental remediation activities totaled $114.5 million. The Company estimates its potential currently determinable environmental liability to range from $103 million to $131 million at December 31, 2004. The Company’s reserves include estimates for determinable clean-up costs. At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company believes that the likelihood of a material adverse effect resulting from the currently indeterminable clean-up costs is remote; however, while it intends to assert all meritorious legal defenses and other equitable factors that are available with respect to these matters, the final cost of clean-up at these sites cannot be determined at this time, could exceed the Company’s present estimates, and could have, individually or in the aggregate, a material adverse effect on its financial condition, results of operations and cash flows.

In addition, it is possible that the Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

The Company intends to assert all meritorious legal defenses and other equitable factors that are available with respect to these matters and believes that the likelihood of a material adverse effect resulting from the currently indeterminable remedial costs or damages is remote. However, the resolution of the environmental matters now pending or hereafter asserted against the Company or any of its subsidiaries could require the Company to pay remedial costs or damages, which are not currently determinable, could exceed the Company’s present estimates, and as a result could have, either individually or in the aggregate, a material adverse effect on its financial condition, results of operations and cash flows.

Pension and Other Post-Retirement Benefits Expense

The Company’s calculation of pension and other post-retirement benefits expense are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, expected long-term rate of return on plan assets, mortality rates, expected salary and wage increases, and other factors. Components of pension and other post-retirement benefits expense include interest and service cost on the pension and other post-retirement benefit plans, expected return on plan assets and amortization of certain unrecognized costs and obligations. Actual results that differ from the assumptions utilized are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While the Company believes that the assumptions used are appropriate, differences in actual experience or significant changes in assumptions would affect its pension and other post-retirement benefits costs and obligations.

The Company utilized the assistance of its plan actuaries in determining the discount rate assumption at December 31, 2004. The Company’s actuaries have developed an interest rate yield curve to enable companies to make judgments pursuant to Emerging Issues Task Force (EITF) Topic No. D-36, “Selection of Discount Rates Used for Measuring Defined Benefit Pension Obligations and Obligations of Post Retirement Benefit Plans Other Than Pensions.” The yield curve is comprised of AAA/AA bonds with maturities between zero and thirty years. The plan actuaries then discount the annual benefit cash flows of the Company’s pension plan using this yield curve and develop a single-point discount rate matching the plan’s payout structure.

At December 31, 2004, the Company lowered the discount rate on all of its domestic pension plans from 6.00% to 5.75%. As a sensitivity measure, a 25 basis point reduction in the discount rate for all domestic plans would result in approximately a $1.9 million decrease in pre-tax earnings and a $18.2 million increase to the additional minimum liability in 2005.

The Company’s estimated rate of compensation increase was 4.0% for all domestic pension plans at December 31, 2004. The Company believes that this is a reasonable expectation of salary growth. As a sensitivity measure, an increase of 25 basis points would decrease pre-tax earnings by approximately $0.2 million.

The Company utilized a 9.0% expected long-term rate of return on all domestic plan assets for the year ended December 31, 2004. The domestic expected rate of return on plan assets is derived by applying the expected returns on various asset classes to the Company’s assumed asset allocation. The expected returns are based on the expected performance of the various asset classes and the expected benefit from active fund management. They are further supported by historical investment returns for various asset classes. The Company utilized a weighted average expected long-term rate of return of 6.95% on its international plan assets for the year ended December 31, 2004. This international rate is developed primarily based on the same factors considered in developing the domestic long-term rate of return.

The 9.0% expected rate of return on plan assets for the qualified domestic pension plans for 2004 was based on an assumed long-term inflation rate of 2.6%. The Company has assumed that normative investment returns on long-term bonds will be 370 basis points above inflation, or 6.3%. The assumed premiums for domestic and international equity investments over long-term bonds are 340 and 420 basis points, respectively. In addition, the Company has assumed an overall 50 basis point benefit from active fund management. Actual returns for qualified domestic plans for the year ended December 31, 2004 were 13.3%.

As noted above, the Company’s domestic expected long-term rate of return on plan assets is further supported by historical returns for various classes of assets. Historical returns are evaluated based on an arithmetic average of annual returns derived from passive indices, such as the S&P 500, for various asset classes. The Company believes the period since 1986 provides the most representative indication of potential investment market performance since it excludes the significantly higher interest rate environment of the 1978 through 1985 period. In addition, the Company believes that this period best reflects the policies of the existing Federal Reserve Board and reflects an appropriate time period that includes multiple business cycles. The arithmetic average of annual investment returns from passive indices during this period was 11.3%, which is not materially different from the geometric average for the same period. Although the Company believes post-1985 investment performance is the most relevant, it also believes it is useful to consider investment performance over longer periods of business expansion and contraction. In this regard, both 20-year and 30-year average returns based on the assumed asset allocation also show investment returns that are in excess of the 9.0% domestic expected investment return. The arithmetic average annual investment returns during the 20-year and 30-year period were 12.3% and 12.6%, respectively.

During 2004, the Company re-evaluated its investment strategy for domestic plans. As a result of that review and the Company’s assumption of future returns, the Company will decrease its expected return on asset assumption for 2005 to 8.75%. The adjusted domestic expected long-term rate of return of 8.75% for 2005 is based on an assumed long-term inflation rate of 2.6%. The Company has assumed that the normative return on a fixed income portfolio with a duration of approximately 23 years is 350 basis points above inflation, or 6.1%. The assumed premiums for domestic and international equity investments over long-term bonds have been assumed to be 340 and 420 basis points, respectively. The Company has assumed that the active fund management benefit will remain at 50 basis points. In addition, the Company validated the expected long-term rate of return, by preparing simulations of the domestic pension plan’s target asset allocation using its pension investment advisor’s capital market model. This analysis produced an average 10 year expected return that confirmed the reasonableness of the Company’s 8.75% assumption.

The Company’s target asset allocation for the domestic pension plans is based on investing 65% of plan assets in equity instruments and 35% of plan assets in fixed income investments. The portfolio at December 31, 2004 was 64% invested in equities and 36% invested in fixed income investments. The duration of the Company’s fixed income portfolio at December 31, 2004 was 4 years. The Company has maintained a shorter duration for its fixed income portfolio due to the current low interest rate environment, recognizing that it is not in the Company’s best interest to fix long-term interest rates at the current historical low levels. The Company will continue to assess the interest rate environment and plans to increase the duration of the portfolio at a more advantageous time.

In the first quarter of 2005, the Company formed an investment committee. This committee will make recommendations to change the current portfolio based on the Company’s tolerance for risk, market conditions, and cash requirements for benefit payments.

The Company has unrecognized actuarial losses of $206 million relating to the domestic qualified plans. These unrecognized actuarial losses will impact future pre-tax earnings in two ways and are dependent on whether the unrecognized actuarial losses are deferred through the asset-smoothing mechanism (market-related value as defined by FASB Statement No. 87, “Employers’ Accounting for Pensions”) or whether the unrecognized actuarial losses are subject to amortization in pre-tax earnings. Losses subject to amortization will be recognized in pre-tax earnings to the extent that they exceed a 10% amortization corridor, as defined by FASB Statement No. 87, where they are amortized over the average remaining participant career. The Company currently utilizes a five-year “smoothed” asset value for its market-related value of domestic plan assets, whereby 20% of the cumulative investment gains or losses are phased into the market-related value each year. Due to severe investment underperformance, primarily during the years 2000 through 2002, a significant portion of the total unrecognized actuarial losses for the domestic plans will be phased in over the next four years through the asset smoothing mechanism. As these losses are phased in over future periods, they will impact pension cost in two ways: first, the market-related value of assets used to determine the pension cost will be reduced; and second, the phased-in losses will become subject to amortization in pension cost.

At December 31, 2004, $59 million of the $206 million of unrecognized actuarial losses on the domestic qualified pension plans represents the asset losses deferred through the asset smoothing mechanism. Accordingly, these deferred asset losses will be recognized into the market-related value of plan assets over the next four years. The scheduled recognition of the deferred asset losses would impact pre-tax earnings by $5.4 million and $4.5 million in 2005 and 2006, respectively. The scheduled recognition of the deferred asset losses for the international pension plans are not material. Any future asset losses would primarily be phased in over five years through the smoothed market-related value mechanism and would subsequently be amortized in net earnings.

The remaining $147 million of the $206 million of unrecognized actuarial losses represents prior asset losses that have been reflected in the market-related value, as well as other prior gains and losses resulting from assumption and demographic changes. These amounts will be amortized to pension cost over approximately 11 years to the extent that they exceed the 10% amortization corridor. The losses exceeding the 10% amortization corridor will result in a $6.9 million decrease to pre-tax earnings for 2005. The amortization of losses associated with the international pension plans would result in a decrease to pre-tax earnings for 2005 of $2.1 million. Since future gains and losses beyond 2005 are a result of various factors as described herein, it is not possible to predict with certainty to what extent the combination of current and future losses may exceed the 10% amortization corridor and thereby be subject to further amortization.

The Company funds its defined benefit pension plans based on the minimum amounts required by law plus such amounts the Company deems appropriate. Estimated future funding requirements are highly dependent on factors that are not readily determinable. The Company contributed $3.3 million in 2004, which was the minimum required contribution for 2004. The estimated funding estimates for 2005 through 2009 are based upon actual December 31, 2004 asset values, an additional $20 million contribution expected to be made during 2005, and the assumption that the Company would contribute the minimum required contributions for all other years. The funding estimates also assume pension funding relief will be extended, interest rates will remain at or near current levels and no other significant changes will occur with regards to demographics, legislation, plan provisions, or actuarial assumptions or methods to determine the estimated funding requirements. If pension funding relief legislation is not extended, estimated funding requirements for the domestic pension plans will be significantly different.

The following table summarizes the estimated future funding requirements for the domestic pension plans under various assumptions:

(in millions)	Funding Requirements by Period

	2005	2006	2007	2008	2009

Assumes 8.75% return on assets, with interest rate relief	$28.4	$0.3	$41.2	$20.4	$5.0
Assumes 8.75% return on assets, without interest rate relief	$28.4	$0.6	$65.8	$34.1	$11.1

The following table describes the impact of a 100 basis point change in the actual return on assets. Amounts are based on the assumption that interest rate relief is extended. The impact of a 100 basis point change on the scenario without an extension of interest rate relief is not materially different.

	100 Basis Point Change in Investment Returns

Impact of a 100 basis point increase in actual investment return	$0.0	$0.0	$(0.5)	$(3.0)	$(1.9)
Impact of a 100 basis point decrease in actual investment return	$0.0	$0.0	$0.5	$3.0	$1.9

Pension expense is calculated based upon certain assumptions including discount rate, expected long-term rate of return on plan assets, mortality rates and expected salary and wage increases. Actual results that differ from the assumptions utilized are accumulated and amortized over future periods and will affect pension expense in future periods. The following table summarizes pension expense based upon the various assumptions:

(in millions)	Pre-tax Earnings

	2005	2006	2007	2008	2009

Assumes 8.75% return on assets, with interest rate relief	$4.1	$7.2	$6.8	$1.5	$(0.5)
Assumes 8.75% return on assets, without interest rate relief	$4.1	$7.2	$6.1	$(1.4)	$(4.6)

	100 Basis Point Change in Investment Returns

Impact of a 100 basis point increase in actual investment return	$0.0	$(0.1)	$(0.3)	$(0.6)	$(1.0)
Impact of a 100 basis point decrease in actual investment return	$0.0	$0.1	$0.3	$0.6	$1.0

In addition, at December 31, 2004, the Company recognized a liability on its balance sheet for each pension plan if the fair value of the assets of that pension plan was less than the accumulated benefit obligation (ABO). This liability is called a “minimum pension liability” and is recorded as a charge in accumulated other comprehensive loss in stockholders’ equity. This charge primarily represents the after-tax impact of recording the minimum pension liability for the pension plans. This charge had no impact on the Company’s net earnings (loss), liquidity, or cash flows.

Income Taxes

Income taxes payable reflects the Company’s current tax provision and management’s best estimate of the tax liability relating to the outcome of current and future tax audits. If the actual outcome of audits differs from the Company’s best estimates, an adjustment to income taxes payable could be required, which may result in additional income tax expense (or benefit).

The Company records deferred tax assets and liabilities based on differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset are expected to be settled or realized. The Company also records deferred tax assets for the expected future tax benefits of net operating losses and credit carryforwards. Valuation allowances are established when the Company determines that the results of future operations may not generate sufficient taxable income to realize its deferred tax assets. Thus, changes in future results of operations could result in adjustments to the Company’s valuation allowances.

Allowance for Doubtful Accounts

The Company regularly reviews past due accounts receivable balances and information regarding the financial stability of its significant customers in order to identify customers with potential collectibility issues. Upon completion of its review, and giving consideration to economic conditions, the Company estimates the probability of default of each of the customer balances identified. Based on its probability estimates, the Company establishes an allowance for doubtful accounts that is deemed sufficient to cover any potential losses. Due to the judgment required to determine the financial stability of customers and to predict future economic conditions, the actual losses from uncollectible accounts could differ from management’s estimates. However, based on historical experience, the Company does not expect its estimates of uncollectible accounts to vary significantly from actual losses.

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

ACCOUNTING DEVELOPMENTS

On May 19, 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor post-retirement health care plans that provide prescription drug benefits, and requires employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. FSP No. 106-2 was effective for the first interim period beginning after June 15, 2004, however early adoption was allowed. The Company has determined that most of its post-retirement health care plans that provide prescription drug benefits are actuarially equivalent to Medicare Part D based on a reasonable interpretation of what the regulations will likely require and therefore the Company would be eligible to receive the subsidy. As a result, the Company adopted FSP No. 106-2 during the second quarter of 2004 and has recorded a reduction to the net periodic post-retirement benefit cost of $1.4 million for the year ended December 31, 2004.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs – an Amendment of ARB No. 43, Chapter 4.” Statement No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, requiring these items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of Statement No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of Statement No. 151 is expected to affect the timing of when certain manufacturing variances will be recognized in consolidated earnings. The Company is in the process of evaluating the impact of this Statement on its overall consolidated earnings and financial position.

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. FSP No. 109-2 provides guidance for reporting and disclosing certain foreign earnings that are repatriated, as defined by the Act, which was signed into law on October 22, 2004. The Act allows the Company to deduct 85% of certain qualifying foreign earnings available for repatriation to the United States during 2004 and 2005. The Company has not, thus far, elected to repatriate any foreign earnings as a result of the Act. The Act is expected to be supplemented by additional legislation in 2005, which will clarify the manner in which repatriated earnings will be taxed. The Company has begun to evaluate the potential impact of repatriating earnings pursuant to the Act; however, until such technical corrections to the Act are enacted, the Company is not in a position to finalize its analysis. The Company expects to complete its evaluation of the potential impact of repatriating earnings during 2005 within a reasonable period of time following the enactment of the technical corrections to the Act. The range of possible amounts that the Company could consider repatriating under the Act is between zero and $340 million. The range of income tax expense relating to amounts repatriated under the Act cannot be reasonably estimated at this time.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment”, which replaces Statement No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement No. 123 (revised 2004) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value, beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under Statement No. 123 will no longer be an alternative to financial statement recognition. Under Statement No. 123 (revised 2004), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. If the Company adopts Statement No. 123 (revised 2004) for the third quarter of 2005, the Company would be required to use the modified prospective application. Under the modified prospective application, the compensation cost for all new awards and awards modified, repurchased or cancelled after the date of adoption of this Statement, as well as the unrecognized compensation cost of unvested awards as of the date of adoption, will be recognized in earnings. If the Company adopts Statement No. 123 (revised 2004) prior to the third quarter of 2005, the Company may apply the modified prospective application or the modified retrospective application. The modified retrospective application may be applied to either (a) all prior years for which Statement No. 123 was effective or (b) only the prior interim periods in the year of initial adoption of Statement No. 123 (revised 2004). The Company has not yet determined the method of adoption and is currently evaluating the requirements of Statement No. 123 (revised 2004). The Company is in the process of determining the impact of the adoption of Statement No. 123 (revised) on its consolidated earnings.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties, including, but not limited to, general economic conditions, the outcome and timing of antitrust investigations and related civil lawsuits to which the Company is subject, the ability to obtain selling price increases, pension and other post-retirement benefit plan assumptions, energy and raw material prices and availability, production capacity, changes in interest rates and foreign currency exchange rates, changes in technology, market demand and customer requirements, the enactment of more stringent environmental laws and regulations, the ability to realize expected cost savings under the Company’s cost reduction initiatives, the amount of any additional earn-out payments from GE, the ability to reduce the Company’s debt levels, the risk that Great Lakes and the Company’s businesses will not be integrated successfully, the risk that the cost savings, cash flow synergies and other synergies from the merger transaction may not be fully realized or take longer to realize than anticipated, disruption from the merger transaction may make it more difficult to maintain relationships with employees, customers or suppliers, competition and its effect on pricing, spending, third party relationships and revenues, the ability to obtain regulatory approval of the merger transaction on the proposed terms and schedule, the failure of the stockholders of either the Company or Great Lakes to approve the merger transaction, and other risks and uncertainties detailed in the Company’s filings with the Securities and Exchange Commission. These statements are based on the Company’s estimates and assumptions and on currently available information. The forward-looking statements include information concerning the Company’s possible or assumed future results of operations, and the Company’s actual results may differ significantly from the results discussed. Forward-looking information is intended to reflect opinions as of the date this report was produced and such information will not necessarily be updated by the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s activities expose its earnings, cash flows and financial position to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and energy prices. The Company maintains a risk-management strategy that uses derivative instruments as needed to mitigate risk against foreign currency movements and to manage interest rate and energy price volatility. The Company does not enter into derivative financial instruments for trading or speculative purposes.

The Company has short-term exposure to changes in foreign currency exchange rates resulting from transactions entered into by the Company and its foreign subsidiaries in currencies other than their local currency (primarily trade payables and receivables). The Company is also exposed to currency risk on intercompany transactions (including intercompany loans). The Company manages these transactional currency risks on a consolidated basis, which allows it to net its exposure. The Company purchases foreign currency forward contracts, primarily denominated in Euros, Canadian dollars, Hong Kong dollars, British Pound Sterling and Singapore dollars, to hedge its transaction exposure. These contracts are generally settled on a monthly basis. Realized and unrealized gains and losses on foreign currency forward contracts are recognized in other (income) expense, net to offset the impact of valuing recorded foreign currency trade payables, receivables and intercompany transactions. The Company has not designated these derivatives as hedges under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and FASB Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” although it believes these instruments reduce the Company’s exposure to foreign currency risk. The net effect of the realized and unrealized gains and losses on these derivatives and the underlying transactions is not significant at December 31, 2004.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity date for the Company’s long-term debt. Weighted-average variable interest rates are based on the applicable floating rate index as of the reporting date.

Interest Rate Sensitivity

(In thousands)	2005	2006	2007	2008	2009	2010 and Thereafter	Total	Fair Value At 12/31/04

Fixed rate debt	$–	$9,994	$–	$–	$–	$645,000	$654,994	$703,233
Average interest rate	8.71%	8.71%	8.75%	8.75%	8.75%	8.75%
Variable rate debt	$–	$–	$–	$–	$–	$233,500	$233,500	$253,188
Average interest rate (a)	7.85%	7.85%	7.85%	7.85%	7.85%	7.85%

(a)	Average interest rate is based on rates in effect at December 31, 2004.

The Company uses price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases. In January 2004, these contracts were designated as hedges of a portion of the Company’s forecasted natural gas purchases for a rolling two-year period. These contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based. The differential paid or received as natural gas prices change is recognized as an adjustment to cost of products sold. The fair value of the contracts at December 31, 2004 of $2.8 million was recorded as a component of accumulated other comprehensive loss. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. A hypothetical ten percent increase in the cost of natural gas at December 31, 2004 would result in an increase in the fair market value of the outstanding derivatives by $3.7 million to a fair market value of $6.5 million; conversely, a hypothetical ten percent decrease in the cost of natural gas would result in a decrease in the fair market value of the outstanding derivatives by $3.7 million to a fair market value of ($0.9) million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2004, 2003 and 2002

(In thousands of dollars, except per share data)

	2004	2003	2002

NET SALES	$2,549,762	$2,185,043	$2,090,271

COSTS AND EXPENSES
Cost of products sold	1,907,226	1,616,092	1,468,268
Selling, general and administrative	364,062	353,026	354,559
Depreciation and amortization	126,086	115,369	111,426
Research and development	49,577	51,467	54,285
Equity income	(14,109)	(13,169)	(7,917)
Facility closures, severance and related costs	63,115	19,560	17,969
Antitrust costs	113,736	77,716	6,306

OPERATING PROFIT (LOSS)	(59,931)	(35,018)	85,375

Interest expense	78,441	89,653	101,704
Loss on early extinguishment of debt	20,063	24,699	–
Other (income) expense, net	(75,036)	5,383	38,021

EARNINGS (LOSS)
Loss from continuing operations before income taxes and cumulative effect of accounting change	(83,399)	(154,753)	(54,350)
Income tax benefit	(46,667)	(36,102)	(18,904)

Loss from continuing operations before cumulative effect of accounting change	(36,732)	(118,651)	(35,446)
Earnings from discontinued operations	–	26,314	50,920
Gain on sale of discontinued operations	2,142	111,692	–
Cumulative effect of accounting change	–	(401)	(298,981)

Net Earnings (Loss)	$(34,590)	$18,954	$(283,507)

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Loss from continuing operations before cumulative effect of accounting change	$(0.32)	$(1.05)	$(0.31)
Earnings from discontinued operations	–	0.23	0.44
Gain on sale of discontinued operations	0.02	0.99	–
Cumulative effect of accounting change	–	–	(2.63)

Net Earnings (Loss)	$(0.30)	$0.17	$(2.50)

Basic and Diluted Weighted-average shares outstanding	114,736	112,531	113,568

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Years ended December 31, 2004 and 2003

(In thousands of dollars, except per share data)

	2004	2003

ASSETS

CURRENT ASSETS
Cash	$158,700	$39,213
Accounts receivable	242,435	210,190
Inventories	427,933	390,199
Other current assets	167,270	170,852

Total current assets	996,338	810,454

NON-CURRENT ASSETS
Property, plant and equipment	734,529	774,612
Cost in excess of acquired net assets	407,975	418,607
Other assets	539,867	525,509

	$2,678,709	$2,529,182

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term borrowings	$4,294	$60,695
Accounts payable	231,473	232,127
Accrued expenses	342,161	267,472
Income taxes payable	107,686	130,284
Other current liabilities	23,555	10,667

Total current liabilities	709,169	701,245

NON-CURRENT LIABILITIES
Long-term debt	862,251	754,018
Pension and post-retirement health care liabilities	566,759	566,966
Other liabilities	211,550	204,244

STOCKHOLDERS’ EQUITY
Common stock - $.01 par value	1,192	1,192
Additional paid-in capital	1,032,282	1,034,027
Accumulated deficit	(647,678)	(590,157)
Accumulated other comprehensive loss	(22,372)	(96,463)
Treasury stock at cost	(34,444)	(45,890)

Total stockholders’ equity	328,980	302,709

	$2,678,709	$2,529,182

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2004, 2003 and 2002

(In thousands of dollars)

Increase (decrease) in cash	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(34,590)	$18,954	$(283,507)
Adjustments to reconcile net earnings (loss) to net
cash provided by (used in) operations:
Gain on sale of Gustafson joint venture	(92,938)	–	–
Gain on sale of discontinued operations	(2,142)	(111,692)	–
Cumulative effect of accounting change	–	401	298,981
Loss on early extinguishment of debt	20,063	24,699	–
Loss on sale of business units	–	–	34,705
Depreciation and amortization	126,086	136,087	146,550
Equity income	(14,109)	(13,169)	(7,917)
Deferred taxes	(45,279)	(76,968)	(38,431)
Changes in assets and liabilities, net:
Accounts receivable	5,090	75,407	7,858
Accounts receivable - securitization	(9,530)	(38,051)	(157)
Inventories	(17,127)	39,421	22,683
Other current assets	7,313	3,742	(95)
Other assets	34,005	31,318	13,683
Accounts payable	(7,040)	(82,220)	28,945
Accrued expenses	68,058	(54,477)	(48,914)
Income taxes payable	(29,619)	28,423	57,053
Other current liabilities	11,798	(6,026)	(4,531)
Pension and post-retirement health care liabilities	(21,326)	(20,191)	(10,811)
Other liabilities	37,952	28,528	(10,442)
Other	(389)	984	(3,899)

Net cash provided by (used in) operations	36,276	(14,830)	201,754

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sale of businesses	151,219	633,427	80,000
Capital expenditures	(65,231)	(87,591)	(100,309)
Other investing activities	253	1,707	(1,526)

Net cash provided by (used in) investing activities	86,241	547,543	(21,835)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term notes	(490,006)	(478,380)	(11,742)
Proceeds from long-term notes	597,499	–	–
(Payments on) proceeds from domestic credit facility	(57,000)	32,000	(130,000)
Proceeds from (payments on) short-term borrowings	44	(1,824)	(27,186)
Premium paid on early extinguishment of debt	(19,044)	(23,804)	–
Payments for debt issuance costs	(23,113)	–	–
Dividends paid	(22,931)	(22,556)	(22,698)
Common shares acquired	–	(22,080)	–
Other financing activities	8,606	2,323	6,415

Net cash used in financing activities	(5,945)	(514,321)	(185,211)

CASH
Effect of exchange rates on cash	2,915	3,880	727

Change in cash	119,487	22,272	(4,565)
Cash at beginning of period	39,213	16,941	21,506

Cash at end of period	$158,700	$39,213	$16,941

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2004, 2003 and 2002

(In thousands of dollars, except per share data)

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total

BALANCE, DECEMBER 31, 2001	119,187	6,130	$1,192	$1,051,257	$(280,350)	$(151,839)	$(72,719)	$547,541
Comprehensive loss:
Net loss					(283,507)			(283,507)
Equity adjustment for translation of foreign currencies						30,038		30,038
Minimum pension liability adjustment (net of deferred tax benefit of $49,370)						(78,463)		(78,463)
Other						(162)		(162)

Total comprehensive loss								(332,094)
Cash dividends ($0.20 per share)					(22,698)			(22,698)
Stock options and other issuances		(832)		(2,953)			10,087	7,134
Merger share adjustment	(35)		–	–				–

BALANCE, DECEMBER 31, 2002	119,152	5,298	1,192	1,048,304	(586,555)	(200,426)	(62,632)	199,883
Comprehensive income:
Net earnings					18,954			18,954
Equity adjustment for translation of foreign currencies						125,438		125,438
Minimum pension liability adjustment (net of deferred tax benefit of $18,534)						(24,887)		(24,887)
Other						3,412		3,412

Total comprehensive income								122,917
Cash dividends ($0.20 per share)					(22,556)			(22,556)
Stock options and other issuances		(638)		(3,664)			7,313	3,649
Common shares acquired		3,200					(22,080)	(22,080)
Issued for pension funding		(3,200)		(10,613)			31,509	20,896

BALANCE, DECEMBER 31, 2003	119,152	4,660	1,192	1,034,027	(590,157)	(96,463)	(45,890)	302,709
Comprehensive income:
Net loss					(34,590)			(34,590)
Equity adjustment for translation of foreign currencies						74,746		74,746
Minimum pension liability adjustment (net of deferred tax benefit of $2,739)						(6,271)		(6,271)
Other						5,616		5,616

Total comprehensive income								39,501
Cash dividends ($0.20 per share)					(22,931)			(22,931)
Stock options and other issuances		(1,162)		(1,745)			11,446	9,701

BALANCE, DECEMBER 31, 2004	119,152	3,498	$1,192	$1,032,282	$(647,678)	$(22,372)	$(34,444)	$328,980

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

Discontinued Operations

On July 31, 2003, the Company sold certain assets and assigned certain liabilities of its OrganoSilicones business unit to the Specialty Materials division of General Electric Company (GE) and acquired GE’s Specialty Chemicals business. As a result, the accompanying financial statements reflect the OrganoSilicones business unit as a discontinued operation for all periods presented. The operations of the OrganoSilicones business unit have been classified as earnings from discontinued operations (net of tax) in the consolidated statements of operations for all prior periods presented. The consolidated statements of cash flows have not been adjusted to reflect the discontinued operations and thus include the cash flows of the OrganoSilicones business through July 31, 2003. Refer to the Discontinued Operations footnote for further information.

Accounting Developments

On May 19, 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor post-retirement health care plans that provide prescription drug benefits, and requires employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. FSP No. 106-2 was effective for the first interim period beginning after June 15, 2004, however early adoption was allowed. The Company has determined that most of its post-retirement health care plans that provide prescription drug benefits are actuarially equivalent to Medicare Part D based on a reasonable interpretation of what the regulations will likely require and therefore the Company would be eligible to receive the subsidy. As a result, the Company adopted FSP No. 106-2 during the second quarter of 2004 and has recorded a reduction to the net periodic post-retirement benefit cost of $1.4 million for the year ended December 31, 2004.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs – an Amendment of ARB No. 43, Chapter 4.” Statement No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, requiring these items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of Statement No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of Statement No. 151 is expected to affect the timing of when certain manufacturing variances will be recognized in consolidated earnings. The Company is in the process of evaluating the impact of this Statement on its overall consolidated earnings and financial position.

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. FSP No. 109-2 provides guidance for reporting and disclosing certain foreign earnings that are repatriated, as defined by the Act, which was signed into law on October 22, 2004. The Act allows the Company to deduct 85% of certain qualifying foreign earnings available for repatriation to the United States during 2004 and 2005. The Company has not, thus far, elected to repatriate any foreign earnings as a result of the Act. The Act is expected to be supplemented by additional legislation in 2005, which will clarify the manner in which repatriated earnings will be taxed. The Company has begun to evaluate the potential impact of repatriating earnings pursuant to the Act; however, until such technical corrections to the Act are enacted, the Company is not in a position to finalize its analysis. The Company expects to complete its evaluation of the potential impact of repatriating earnings during 2005 within a reasonable period of time following the enactment of the technical corrections to the Act. The range of possible amounts that the Company could consider repatriating under the Act is between zero and $340 million. The range of income tax expense relating to amounts repatriated under the Act cannot be reasonably estimated at this time.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment”, which replaces Statement No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement No. 123 (revised 2004) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value, beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under Statement No. 123 will no longer be an alternative to financial statement recognition. Under Statement No. 123 (revised 2004), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. If the Company adopts Statement No. 123 (revised 2004) for the third quarter of 2005, the Company would be required to use the modified prospective application. Under the modified prospective application, the compensation cost for all new awards and awards modified, repurchased or cancelled after the date of adoption of this Statement, as well as the unrecognized compensation cost of unvested awards as of the date of adoption, will be recognized in earnings. If the Company adopts Statement No. 123 (revised 2004) prior to the third quarter of 2005, the Company may apply the modified prospective application or the modified retrospective application. The modified retrospective application may be applied to either (a) all prior years for which Statement No. 123 was effective or (b) only the prior interim periods in the year of initial adoption of Statement No. 123 (revised 2004). The Company has not yet determined the method of adoption and is currently evaluating the requirements of Statement No. 123 (revised 2004). The Company is in the process of determining the impact of the adoption of Statement No. 123 on its consolidated earnings.

Revenue Recognition

Substantially all of the Company’s revenues are derived from the sale of products. Approximately 94% of the Company’s revenue is recognized when risk of loss of, and title to, the product is transferred to the customer, which usually occurs at the time shipment is made. Substantially all of the Company’s products are sold FOB (“free on board”) shipping point or on an equivalent basis. The Company’s standard terms of delivery are included on its sales invoices and order confirmation documents. The remaining 6% of revenue, which represents a substantial portion of the revenue of the polymer processing equipment reporting segment, is recognized in accordance with the completed contract method of accounting.

Customer Rebates

The Company accrues for the estimated cost of customer rebates as a reduction of sales. Customer rebates are primarily based on customers achieving defined sales targets over a specified period of time. The Company estimates the cost of these rebates based on the likelihood of the rebate being achieved and recognizes the cost as a deduction from sales when such sales are recognized. Rebate programs are monitored on a regular basis and adjusted as required. The Company’s accruals for customer rebates were $29.8 million and $27.4 million at December 31, 2004 and December 31, 2003, respectively.

Operating Costs and Expenses

Cost of products sold includes all costs incurred in manufacturing products, including raw materials, direct manufacturing costs and manufacturing overhead. Cost of products sold also includes warehousing, distribution, engineering (other than polymer processing equipment design engineering), purchasing, customer service and environmental, health and safety functions. Selling, general and administrative expenses (SG&A) include costs and expenses related to the following functions and activities: selling, advertising, polymer processing equipment design engineering, shipping costs for out-bound product shipments, information technology, legal, provision for doubtful accounts, corporate facilities and corporate administration. SG&A also includes accounting, finance and human resources, excluding direct support in manufacturing operations, which is included as cost of products sold. Research and development expenses (R&D) include basic and applied research and development activities of a technical and non-routine nature. R&D costs are expensed as incurred. Costs of products sold, SG&A and R&D expenses exclude depreciation and amortization expenses, which are presented on a separate line in the consolidated statements of operations.

Included in SG&A are shipping costs of $87.8 million, $80.5 million and $72.4 million in 2004, 2003 and 2002, respectively.

Equity Investments

Included among the Company’s equity investments at December 31, 2003 were a 50 percent ownership in Gustafson LLC and a 50 percent ownership in Gustafson Partnership, which were sold on March 31, 2004. Refer to the Divestitures footnote for further information. The Company accounted for these investments in accordance with the equity method. The combined assets and liabilities of these two investments were $93.4 million and $38.3 million, respectively, as of December 31, 2003. The combined pre-tax income of the two investments for the first quarter ended March 31, 2004 and the years ended December 31, 2003 and 2002 were $18 million, $25.3 million and $15.6 million, respectively, of which the Company’s 50 percent share was $9 million, $12.7 million and $7.8 million, respectively.

Allowance for Doubtful Accounts

Included in accounts receivable are allowances for doubtful accounts in the amount of $22.3 million in 2004 and $17.8 million in 2003.

Inventory Valuation

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation. Depreciation expense ($108 million in 2004, $100.8 million in 2003 and $99.9 million in 2002) is computed on the straight-line method using the following ranges of asset lives: land improvements 3 to 20 years; buildings and improvements 10 to 40 years; machinery and equipment 10 to 25 years; information systems equipment 5 to 10 years; and furniture, fixtures and other 3 to 10 years.

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

Recoverability of Long-Lived Assets and Goodwill

The Company evaluates the recoverability of the carrying value of its long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under such circumstances, the Company assesses whether the projected undiscounted cash flows of its businesses are sufficient to recover the existing unamortized cost of its long-lived assets. If the undiscounted projected cash flows are not sufficient, the Company calculates the impairment amount by discounting the projected cash flows using its weighted-average cost of capital. The amount of the impairment is written-off against earnings in the period in which the impairment is determined.

The Company evaluates the recoverability of the carrying value of goodwill on an annual basis as of July 31, or sooner if events occur or circumstances change, in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets.” See the Goodwill and Intangible Assets footnote included herein for further details.

Environmental Liabilities

Accruals for environmental remediation, and operation and management costs directly related to remediation, are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current laws and existing technologies. Each quarter, the Company evaluates and reviews estimates for future remediation and related costs to determine appropriate environmental reserve amounts. At December 31, 2004, environmental liabilities of $24.3 million have been included in accrued expenses and $90.2 million have been included in other liabilities. At December 31, 2003, environmental liabilities of $17.2 million have been included in accrued expenses and $103.5 million have been included in other liabilities. See the Contingencies and Environmental Matters footnote included herein for further details.

Stock-Based Compensation

As permitted under FASB Statement No. 123, “Accounting for Stock-Based Compensation” and Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company elected to continue its historical method of accounting for stock-based compensation in accordance with APB Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” for all periods presented. Under APB No. 25, compensation expense for fixed plans is recognized based on the difference between the exercise price and the stock price on the date of grant. Since the Company’s fixed-plan awards have been granted with an exercise price equal to the stock price on the date of grant, no compensation expense has been recognized in the consolidated statements of operations for these awards. However, compensation expense has been recognized for the restricted awards under the Company’s long-term incentive programs in accordance with the provisions of APB No. 25, which would be unchanged under FASB Statements No. 123 and No. 148. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statements No. 123 and No. 148 to all stock-based employee compensation awards:

(In thousands, except per share data)	2004	2003	2002

Net earnings (loss), as reported	$(34,590)	$18,954	$(283,507)
Stock-based employee compensation expense (income) included in net earnings (loss), net of tax	3,223	(1,359)	4,944
Total stock-based employee compensation determined under fair value based accounting method for all awards, net of tax	(6,302)	(2,770)	(10,863)

Pro forma net earnings (loss)	$(37,669)	$14,825	$(289,426)

Earnings (loss) per share:
Basic and diluted - as reported	$(0.30)	$0.17	$(2.50)
Basic and diluted - pro forma	$(0.33)	$0.13	$(2.55)

Financial and Derivative Instruments

Financial and derivative instruments are presented in the accompanying consolidated financial statements at either cost or fair value as required by accounting principles generally accepted in the United States of America. Further information is provided in the Derivative Instruments and Hedging Activities and Financial Instruments footnotes included herein.

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

Statements of Cash Flows

Cash includes bank term deposits with original maturities of three months or less. Cash payments included interest payments of $62.4 million in 2004, $95.8 million in 2003 and $105.4 million in 2002. Cash payments also included net income tax payments of $26.8 million and $21.4 million in 2004 and 2003, respectively, and net income tax refunds of $26.4 million in 2002. The net income tax refund in 2002 included a $50 million federal income tax refund resulting from a change in tax legislation. Included in the Company’s cash balance at December 31, 2004 and 2003, is approximately $20 million and $13 million, respectively, of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.

FACILITY CLOSURES, SEVERANCE AND RELATED COSTS

During the first quarter of 2004, the Company appointed a new President and CEO, and the former Chairman, President and CEO; Senior Vice President and CFO; and certain other executives elected to retire. As a result of this reorganization, the Company completed the separation agreements for the former Chairman, President and CEO, Senior Vice President and CFO, and other executives and recorded a pre-tax charge of $2.8 million for severance and related costs in 2004. Such costs are included in facility closures, severance and related costs in the consolidated statements of operations. Payments and non-cash activity related to this charge were $1.1 million during the third and fourth quarters of 2004. The remaining reserve balance at December 31, 2004 was $1.7 million.

The Company has also completed an activity-based restructuring initiative in 2004 intended to structure the Company’s operations in a more efficient and cost effective manner. On June 29, 2004, the Company offered a voluntary severance program to certain U.S. based employees intended to facilitate the implementation of the activity-based restructuring initiative by decreasing the number of involuntary separations that may have otherwise been required once the organizational design phase of the initiative was completed. As a result of the voluntary program, 137 U.S. based employees voluntarily elected to terminate their employment. In addition, the Company is in the process of involuntarily terminating approximately 500 worldwide employees as a result of the activity-based restructuring initiative. During 2004, the Company recorded pre-tax charges of $54 million for facility closures, severance and related costs. This charge is summarized as follows:

(In thousands)	Severance and Related Costs (a)	Asset Write-offs (b)	Other Facility Closure Costs (c)	Total

2004 charge	$50,862	$138	$3,030	$54,030
Cash payments	(9,061)	–	(1,439)	(10,500)
Non-cash charges	(1,748)	(138)	–	(1,886)

Balance at December 31, 2004	$40,053	$–	$1,591	$41,644

(a)	Includes domestic and international severance, benefits and related pension curtailments.
(b)	Includes asset write-offs related to sites closed as a result of the activity-based initiative.
(c)

Includes consulting costs that have been incurred, which were directly related to developing and implementing the activity-based restructuring initiative, and other contractual obligations related to closed sites.

During the fourth quarter of 2004, the Enenco joint venture, in which the Company owns a 50 percent interest, closed its manufacturing facility in Memphis, TN. As a result of the closure, the Company recorded a pre-tax charge of $4.6 million, which includes $2.3 million related to the write-off of the Company’s investment in affiliate, $1.8 million for environmental decommissioning and demolition costs and $0.5 million for other closure related costs.

In July 2003, the Company announced a cost reduction program to eliminate, at a minimum, overhead expenses previously absorbed by the OrganoSilicones business. In order to achieve this goal, the Company expected to reduce its global workforce by approximately 375 positions, of which approximately 368 positions had been eliminated as of December 31, 2004. The Company recorded pre-tax charges of $0.6 million and $14 million for facility closures, severance and related costs in the consolidated statements of operations in 2004 and 2003, respectively. A summary of these charges is as follows:

(In thousands)	Severance and Related Costs	Asset Write-offs	Other Facility Closure Costs	Total

2003 charge	$12,585	$396	$988	$13,969
Cash payments	(2,859)	–	(383)	(3,242)
Non-cash charges	–	(396)	–	(396)

Balance at December 31, 2003	9,726	–	605	10,331
2004 charge	558	–	7	565
Cash payments	(8,596)	–	(529)	(9,125)

Balance at December 31, 2004	$1,688	$–	$83	$1,771

As a result of the cost reduction initiative that began in 2001 and the relocation of the Company’s headquarters from Greenwich, CT to Middlebury, CT that began in 2002, the Company recorded pre-tax charges for facility closures, severance and related costs from continuing operations of $5.6 million and $17.4 million, in 2003 and 2002, respectively, and recorded a pre-tax credit for facility closures, severance and related costs of $0.9 million in 2004 to adjust for reserves no longer deemed necessary. The related reserve activity is summarized as follows:

(In thousands)	Severance and Related Costs (d)	Asset Write-offs and Impairments (e)	Other Facility Closure Costs (f)	Total

Balance at December 31, 2001	$30,234	$–	$10,832	$41,066
2002 charge:
Continuing operations	7,211	4,918	5,240	17,369
Discontinued operations	4,256	–	1,092	5,348
Cash payments	(16,480)	–	(6,285)	(22,765)
Non-cash charges	(988)	(4,918)	459	(5,447)

Balance at December 31, 2002	24,233	–	11,338	35,571
2003 charge:
Continuing operations	2,711	183	2,697	5,591
Discontinued operations	15	–	15	30
Cash payments	(17,457)	–	(9,695)	(27,152)
Non-cash charges	(1,110)	(183)	(280)	(1,573)

Balance at December 31, 2003	8,392	–	4,075	12,467
2004 charge	(1,492)	559	14	(919)
Cash payments	(5,474)	–	(2,537)	(8,011)
Non-cash charges	(370)	(559)	–	(929)

Balance at December 31, 2004	$1,056	$–	$1,552	$2,608

(d)	Includes severance at various sites, including severance resulting from the corporate relocation, and pension curtailments related to closed sites.
(e)	Includes primarily asset write-offs related to closed sites and the write-down of an equity investment relating to the impairment of assets of an affiliate.
(f)	Includes primarily demolition, decontamination and decommissioning costs and inventory charges related to closed sites.

In addition, during the first quarter of 2004, the Company completed the sale of its manufacturing facility in Freeport, Grand Bahama Island and recorded a $2.1 million pre-tax facility closure charge primarily for asset write-offs.

Effective January 1, 2003, the Company adopted the provisions of FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Statement No. 146 requires companies to record exit or disposal costs when they are incurred and to initially measure these costs at fair value. Statement No. 146 also requires that recorded liabilities be adjusted in future periods to reflect changes in timing or estimated cash flows. The provisions of Statement No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The adoption of Statement No. 146 has not had a material impact on the Company’s accounting for facility closures, severance and related costs as of December 31, 2004.

The Company’s accruals for facility closures, severance and related costs are included in accrued expenses in its consolidated balance sheets.

DISCONTINUED OPERATIONS

On July 31, 2003, the Company sold certain assets and assigned certain liabilities of its OrganoSilicones business unit to the Specialty Materials division of GE and acquired GE’s Specialty Chemicals business. The transaction resulted in a gain of $111.7 million (net of income taxes of $175.3 million). The Company received net cash proceeds in 2003 of $633.4 million, which included proceeds from the sale of $643.1 milion, proceeds from its first quarterly earn-out payment of $8.75 million, less certain transaction-related fees of $18.4 million. In addition, the Company acquired GE’s Specialty Chemicals business valued at $160 million. The Company will continue to receive quarterly earn-out payments through September of 2006 based on the combined performance of GE’s existing Silicones business and the OrganoSilicones business that GE acquired from the Company. The total of such payments will be a minimum of $105 million and a maximum of $250 million. The minimum earn-out of $105 million was accrued for as part of the gain on the sale of the business. In addition to the earn-out proceeds received in 2003, the Company received a total of $40.3 million of earn-out proceeds during the year ended December 31, 2004, of which $35 million represented the minimum earn-out proceeds and $5.3 million represented additional earn-out proceeds related to the combined performance of GE’s existing Silicones business and the OrganoSilicones business for the second and third quarters of 2004. The additional earn-out proceeds have not been recognized in earnings, as the recognition of this additional gain is contingent upon the continued favorable future performance of GE’s Silicones business through September 2006. During the third quarter of 2004, the Company and GE settled various purchase price adjustments, previously accrued for in the July 2003 gain on sale of discontinued operations, which resulted in a $14 million payment to GE. As a result of this settlement, the adjustment of indemnification and certain other reserves and the resolution of certain tax matters related to the transaction, the Company recorded a $2.1 million (after-tax) gain on sale of discontinued operations in the third quarter of 2004.

The Company used the 2003 proceeds from this transaction primarily to reduce indebtedness. On July 31, 2003, the Company reduced the borrowings under its domestic credit facility from $294 million to zero and in August of 2003, the Company repurchased $250 million of its 8.5% notes and repaid the $61.3 million balance of its EURIBOR based bank loans.

The sales and earnings from discontinued operations for all applicable periods are as follows:

(In thousands)	2003	2002

Net sales	$273,387	$456,601

Pre-tax earnings from discontinued operations	$35,278	$63,634
Income taxes	(8,964)	(12,714)

Earnings from discontinued operations	$26,314	$50,920

The Company’s consolidated statement of operations for the year ended December 31, 2003 reflects the results of operations of the acquired GE Specialty Chemicals business for the months of August through December 2003. The $160 million purchase price was allocated to the assets acquired and liabilities assumed based on the fair value of such assets and liabilities. The Company engaged an independent appraiser to determine the fair value of certain assets. As a result of the independent valuation that was performed, certain adjustments were made to the purchase price allocation subsequent to the date of acquisition through July 31, 2004. The final purchase price allocation as of July 31, 2004 is as follows:

(In thousands)	Purchase Price Allocation

Accounts receivable	$15,487
Inventory	28,568
Other current assets	1,670
Property, plant and equipment, net	50,336
Cost in excess of acquired net assets (goodwill)	42,491
Other assets	43,691
Accounts payable and accrued expenses	(16,743)
Post-retirement health care liability	(5,500)

Total purchase price	$160,000

PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following pro forma results of operations for the years ended December 31, 2003 and 2002 assume the divestiture of the OrganoSilicones business unit and the acquisition of the GE Specialty Chemicals business had been consummated as of the beginning of each respective period:

(In thousands, except per share data)	2003	2002

Net sales	$2,276,962	$2,259,219

Earnings (loss) from continuing operations before cumulative effect of accounting change	$(101,854)	$2,424

Net earnings (loss) (a)	$9,437	$(296,557)

Basic earnings (loss) per common share:
Earnings (loss) before cumulative effect of accounting change	$(0.91)	$0.02

Net earnings (loss)	$0.08	$(2.61)

Diluted earnings (loss) per common share:
Earnings (loss) before cumulative effect of accounting change	$(0.91)	$0.02

Net earnings (loss)	$0.08	$(2.56)

Weighted average shares outstanding:
Basic	112,531	113,568

Diluted	112,531	115,656

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

DIVESTITURES

On March 22, 2004, the Company entered into an agreement with Bayer CropScience LP in the U.S. and Bayer CropScience Inc. in Canada to sell its 50 percent interest in the Gustafson seed treatment joint venture for $128.9 million, of which $122 million was received in the first quarter of 2004, a deferred payment of $4.9 million was received in the third quarter of 2004, and $2 million was contingent upon a licensing consent and the execution of a related supply agreement. The transaction closed on March 31, 2004 and resulted in a pre-tax gain of $90.9 million in the first quarter of 2004 included in other (income) expense, net. The licensing consent and related supply agreement were finalized in December 2004 and resulted in an additional pre-tax gain of $2 million in the fourth quarter of 2004, which the Company expects to receive in the first quarter of 2005.

In June 2002, the Company sold its industrial specialties business unit (excluding retained accounts receivable and accounts payable valued at approximately $10 million) for $95 million, including cash proceeds of $80 million and a note receivable of $15 million due February 2003. The note receivable, net of adjustments made to the value of certain assets sold, was paid by the buyer. The industrial specialties assets sold consisted of inventory of $24.9 million, property, plant and equipment, net, of $80.2 million and intangible assets of $2 million. In addition, other assets (primarily intangible assets) of $11.5 million were written off. After transaction fees and related costs, the Company recorded a pre-tax loss of $34.7 million in 2002 (included in other expense, net). During the fourth quarter of 2003, the Company resolved certain transaction-related matters with the buyer and accordingly recorded a $2.6 million credit adjustment to the pre-tax loss in other (income) expense, net. Prior to the sale, the industrial specialties business unit was included in the Other reporting segment.

MERGER ACCRUALS

On September 1, 1999, Crompton and Knowles Corporation (C&K) merged with Witco Corporation (Witco) in a tax-free stock-for-stock merger (the “Merger”). As a result of the Merger, the Company recorded various merger related accruals in 1999 as a component of cost in excess of acquired net assets (goodwill). The changes to these accruals for the periods presented in the Company’s consolidated financial statements are as follows:

(In thousands)	Severance and Related Costs	Other Merger Related Costs	Total

Balance at December 31, 2001	$13,676	$3,908	$17,584
Cash payments	(764)	(1,226)	(1,990)
Non-cash charges	–	(157)	(157)
Reserve adjustment (a)	(12,571)	(536)	(13,107)

Balance at December 31, 2002	341	1,989	2,330
Cash payments	(115)	(283)	(398)
Reserve adjustment (a)	–	(797)	(797)

Balance at December 31, 2003	226	909	1,135
Cash payments	(112)	(54)	(166)
Reserve adjustment (a)	–	(60)	(60)

Balance at December 31, 2004	$114	$795	$909

(a)	Represents the reversal of reserves no longer deemed necessary, of which $12.6 million in 2002 was a reduction of goodwill.

ACCOUNTS RECEIVABLE PROGRAMS

On April 15, 2004, the Company amended its receivables sale agreement to reduce its domestic accounts receivable securitization program from $150 million to $115 million. In connection with the Refinancing transaction in August 2004 (see the Indebtedness and Refinancing note included herein), the Company amended its domestic accounts receivable securitization program to provide three years of funding for up to $125 million of domestic receivables. At December 31, 2004, $95 million of domestic accounts receivable had been sold under this program at an average cost of approximately 2.83%. At December 31, 2003, $106.1 million had been sold under this program at an average cost of approximately 1.89%. In addition, the Company’s European subsidiaries have a separate program to sell up to approximately $137 million of their eligible accounts receivable to agent banks. At December 31, 2004, $94.9 million of international accounts receivable had been sold at an average cost of approximately 6%. At December 31, 2003, $93.3 million of international accounts receivable had been sold at an average cost of approximately 5.23%. The total costs associated with these programs of $9.9 million, $7.8 million and $9.1 million for the years ended December 31, 2004, 2003 and 2002, respectively, are included in other (income) expense, net in the consolidated statements of operations.

Under the domestic program, certain subsidiaries of the Company sell their accounts receivable to a special purpose entity (SPE) that has been created as a separate legal entity for the purpose of acquiring such receivables and selling an undivided interest therein to agent banks. In accordance with the domestic sale agreement, the agent banks purchase an undivided ownership interest in the accounts receivable owned by the SPE. The amount of such undivided ownership interest will vary based on the level of eligible accounts receivable as defined in the agreement. In addition, the agent banks retain a security interest in all of the receivables owned by the SPE, which was $66.3 million and $43.3 million as of December 31, 2004 and 2003, respectively. The balance of the unsold receivables owned by the SPE is included in the Company’s accounts receivable balance on the consolidated balance sheet. Under the international program, certain foreign subsidiaries of the Company sell eligible accounts receivable directly to agent banks. During the period, the Company had an obligation to service the accounts receivable sold under its domestic and international programs. The Company has treated the transfer of receivables under its domestic and international receivable programs as a sale of accounts receivable.

INVENTORIES

(In thousands)	2004	2003

Finished goods	$299,110	$293,846
Work in process	32,223	20,175
Raw materials and supplies	96,600	76,178

	$427,933	$390,199

PROPERTY, PLANT AND EQUIPMENT

(In thousands)	2004	2003

Land and improvements	$49,552	$47,953
Buildings and improvements	240,153	236,325
Machinery and equipment	1,115,717	1,088,383
Information systems equipment	130,566	124,951
Furniture, fixtures and other	25,246	25,619
Construction in progress	54,105	79,386

	1,615,339	1,602,617
Less accumulated depreciation	880,810	828,005

	$734,529	$774,612

GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted FASB Statement No. 141, “Business Combinations” and FASB Statement No. 142, “Goodwill and Other Intangible Assets.” Statement No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. It also specifies criteria that must be met for intangible assets acquired in a purchase combination to be recognized apart from goodwill. Statement No. 142 requires that the useful lives of all existing intangible assets be reviewed and adjusted if necessary. It also requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment at least annually. Other intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with Statement No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002.

The Company’s intangible assets (excluding goodwill) are included in other assets on the consolidated balance sheets and comprise the following:

(In thousands)	December 31, 2004		December 31, 2003

	Gross Cost	Accumulated Amortization	Gross Cost	Accumulated Amortization

Patents	$70,374	$(24,674)	$60,824	$(18,877)
Trademarks	85,221	(35,964)	83,718	(31,334)
Other	80,036	(35,874)	89,364	(37,444)

	$235,631	$(96,512)	$233,906	$(87,655)

The gross cost of the Company’s intangible assets increased $1.7 million during 2004 primarily due to the capitalization of fees associated with the renewal of patents, trademarks and registrations of $9.8 million and higher foreign currency translation of $1.9 million, largely offset by the retirement of $10 million of fully amortized assets.

Amortization expense related to intangible assets (excluding goodwill) amounted to $18.1 million in 2004, $14.5 million in 2003 and $11.6 in 2002. Estimated amortization expense for the next five fiscal years is as follows: $17.0 million (2005); $16.8 million (2006); $16.7 million (2007); $16.3 million (2008); and $14.2 million (2009).

Goodwill by reportable segment is as follows:

(In thousands)	December 31, 2004	December 31, 2003

Polymer Products
Polymer Additives	$298,317	$310,785
Polymers	17,299	17,299
Polymer Processing Equipment	36,210	34,637

	351,826	362,721

Specialty Products
Crop Protection	56,149	55,886

	$407,975	$418,607

During 2004, goodwill decreased $10.6 million primarily due to the reversal of $14.5 million of Polymer Additives goodwill associated with the Witco acquisition, partially offset by higher foreign currency translation of $3.9 million. The $14.5 million adjustment to Polymer Additives goodwill related to the reversal of certain pre-merger tax related reserves that were no longer deemed necessary.

In 2003, the goodwill associated with the OrganoSilicones business was written off as part of the gain on sale of discontinued operations. All of the goodwill associated with the acquisition of the GE Specialty Chemicals business is deductible for tax purposes.

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

The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units as of July 31. During the third quarter of 2004, the Company updated its carrying value calculations and fair value estimates for each of its reporting units as of July 31, 2004. Based on the comparison of the carrying values to the estimated fair values, the Company has concluded that no additional goodwill impairment exists. The Company will update its review as of July 31, 2005, or sooner, if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value.

LEASES

At December 31, 2004, minimum rental commitments under non-cancelable operating leases, net of sublease income, amounted to $17.6 million (2005), $12.9 million (2006), $10.4 million (2007), $9.7 million (2008), $9.0 million (2009) and $29.6 million (2010 and thereafter). Rental expenses under operating leases were $20.3 million (2004), $24.4 million (2003) and $27.8 million (2002).

Future minimum lease payments under capital leases at December 31, 2004 were not significant.

Real estate taxes, insurance and maintenance expenses generally are obligations of the Company, and accordingly, are not included as part of rental payments. It is expected that in the normal course of business, leases that expire will be renewed or replaced by similar leases.

INDEBTEDNESS AND REFINANCING

The Company’s long-term debt instruments are recorded at face value, net of unamortized discounts. Such discounts will be amortized to interest expense over the life of the related debt instruments. The Company’s long-term debt is summarized as follows:

Long-Term Debt

	2004	2003

(In thousands)
9.875% Senior Notes due 2012, net of unamortized discount of $2,384 in 2004 with an effective interest rate of 9.96%	$372,616	$–
Senior Floating Rate Notes due 2010	225,000	–
6.875% Debentures due 2026, net of unamortized discount of $22,210 in 2004 and $23,265 in 2003, with an effective interest rate of 7.58%	127,790	126,735
7.75% Debentures due 2023, net of unamortized discount of $1,333 in 2004 and $1,405 in 2003, with an effective interest rate of 7.82%	108,667	108,595
6.125% Notes due 2006, net of unamortized discount of $172 in 2004 and $4,966 in 2003, with an effective interest rate of 7.72%	9,822	145,034
8.50% Notes due 2005, net of unamortized discount of $850 in 2003, with an effective interest rate of 8.71%	–	349,150
Other	18,356	24,504

	$862,251	$754,018

On August 16, 2004, the Company completed a multipart refinancing program (the “Refinancing”) totaling $945 million. The Refinancing included $600 million aggregate principal amount of privately offered senior notes (the “New Senior Notes”). The New Senior Notes are a combination of $375 million aggregate principal amount of 9 7/8% Senior Notes due 2012 (with a yield to maturity of 9.96%), and $225 million aggregate principal amount of Libor plus 5.75% Senior Floating Rate Notes due 2010 (with the interest rate resetting quarterly). The Company has also replaced its domestic credit facility with a new five-year $220 million credit facility consisting of a $120 million revolving credit facility and a $100 million pre-funded letter of credit facility. Also as a part of the Refinancing, the Company amended its domestic accounts receivable securitization program to provide three-years of funding for up to $125 million of domestic accounts receivable, which represents an increase of $10 million from the Company’s previous ability to sell up to $115 million of domestic accounts receivable (see the Accounts Receivable Programs footnote for additional details). On October 8, 2004, the Company filed a

Registration Statement on Form S-4 with the Securities and Exchange Commission (SEC) relating to a proposed offer to exchange the New Senior Notes for new notes having the same terms as the New Senior Notes that have been registered with the SEC. This Registration Statement became effective on January 21, 2005. There were no outstanding borrowings under the Company’s new revolving domestic credit facility at December 31, 2004 and $63.1 million of the pre-funded letter of credit facility was utilized at December 31, 2004.

The Company used approximately $551.5 million of the Refinancing proceeds to repay $46.5 million of outstanding borrowings under its previously existing domestic credit facility and to retire all of its outstanding $350 million aggregate principal amount of 8.5% Senior Notes due 2005 and $140 million of its $150 million aggregate principal amount of 6.125% Senior Notes due 2006 (collectively the “Notes”). The purchase price to tender $261.3 million of the 8.5% Senior Notes was $1,025.88 per $1,000 principal amount, the purchase price to call the remaining $88.7 million of the 8.5% Senior Notes was $1,032.07 per $1,000 principal amount, and the purchase price to tender $140 million of the 6.125% Senior Notes was $1,038.35 per $1,000 principal amount. The Company also paid a consent payment of $10.00 per $1,000 principal amount of each series of Notes to certain tendering holders of the Notes, which amounted to $4 million. In addition, the Company paid $14 million of accrued and unpaid interest on validly tendered Notes and approximately $23.1 million of issuance costs related to the New Senior Notes and new credit facility.

As a result of the tendering of the Notes, the Company recorded a loss on early extinguishment of debt of $20.1 million during the third quarter of 2004. The loss primarily includes the premiums paid to repurchase the Notes of $15.1 million, the consent payments of $4 million and the write-off of the unamortized discount and deferred costs related to the Notes of $1 million.

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

Credit Facilities

At December 31, 2004, the Company had a $220 million five-year domestic credit facility available through August 2009 consisting of a $120 million revolving credit facility and a $100 million pre-funded letter of credit facility, which resulted from the Refinancing and replaced its previous credit facility. At December 31, 2003, the Company had a $300 million credit facility, which was due to expire in October 2004. Borrowings are at various rate options determined on the date of borrowing. In addition, the Company must pay a commitment fee of 0.50% on the unused amount of the new revolving credit facility as well as a facility fee of 3.1% on the pre-funded letters of credit. The facility fee on the old revolving credit facility was 0.50% on the aggregate amount of borrowings at December 31, 2003. At December 31, 2004, there were no borrowings under the Company’s new revolving domestic credit facility. At December 31, 2003, borrowings under the old credit facility were $57 million with a weighted-average interest rate of 3.57%. Due to the October 2004 maturity date, borrowings under this facility were classified as short-term at December 31, 2003.

The Company also has arrangements with various banks for lines of credit for its international subsidiaries aggregating $18.4 million in 2004 and $26.3 million in 2003, of which $3.9 million (at 4.8%) and $3.7 million (at 4.9%) were outstanding at December 31, 2004 and 2003, respectively.

Debt Covenants

The Company’s various debt agreements contain covenants that limit its ability to enter into certain transactions, such as incurring additional indebtedness, increasing the Company’s dividends, and entering into acquisitions, dispositions and joint ventures. The Company is required to report compliance with certain financial covenants to its lenders on a quarterly basis. Under these covenants, the Company is required to maintain a leverage ratio (adjusted total debt to adjusted earnings before interest, taxes, depreciation and amortization (“Bank EBITDA”), with adjustments to both debt and earnings being made in accordance with the terms of the domestic credit facility agreement) and an interest coverage ratio (Bank EBITDA to interest expense as defined in the domestic credit facility agreement). The Company was in compliance with the covenants of its various debt agreements at December 31, 2004. The Company’s five-year domestic credit facility agreement has been filed as an exhibit to the Company’s filings with the Securities and Exchange Commission.

Maturities

At December 31, 2004, the scheduled maturities of long-term debt during the next five fiscal years are: 2005 - $0; 2006 - $10.3 million; 2007 - $0.2 million; 2008 - $0; and 2009 - $0.

INCOME TAXES

The components of earnings (loss) from continuing operations before income taxes and cumulative effect of accounting change, and the provision for income taxes (benefit) are as follows:

(In thousands)	2004	2003	2002

Pre-tax Earnings (Loss) from Continuing Operations:
Domestic	$(192,866)	$(249,802)	$(150,523)
Foreign	109,467	95,049	96,173

	$(83,399)	$(154,753)	$(54,350)

Income Taxes (Benefit):
Domestic
Current	$(35,332)	$2,524	$(1,749)
Deferred	(34,555)	(75,798)	(55,435)

	(69,887)	(73,274)	(57,184)
Foreign
Current	33,944	47,057	33,991
Deferred	(10,724)	(9,885)	4,289

	23,220	37,172	38,280
Total
Current	(1,388)	49,581	32,242
Deferred	(45,279)	(85,683)	(51,146)

	$(46,667)	$(36,102)	$(18,904)

The provision (benefit) for income taxes from continuing operations differs from the Federal statutory rate for the following reasons:

(In thousands)	2004	2003	2002

Income tax benefit at statutory rate	$(29,190)	$(54,164)	$(19,023)
Antitrust fines	–	15,816	–
Antitrust legal settlements	22,893	–	–
Foreign income tax rate differential	727	5,619	(389)
State income taxes, net of federal benefit	(7,853)	(7,433)	(4,381)
Tax audit settlements	(37,498)	–	(900)
Impact of valuation allowance	1,131	(1,714)	5,008
Exclusions and foreign income subject to U.S. taxation	8,232	2,696	23
Non-deductible items	606	4,811	758
Adjustments to accruals	(2,501)	–	–
Other, net	(3,214)	(1,733)	–

Actual income tax benefit	$(46,667)	$(36,102)	$(18,904)

Provisions have been made for deferred taxes based on differences between the financial statement and the tax basis of assets and liabilities using currently enacted tax rates and regulations. The components of the net deferred tax assets and liabilities from continuing operations are as follows:

(In thousands)	2004	2003

Deferred tax assets:
Pension and other post-retirement liabilities	$161,735	$172,026
Net operating loss and tax carryforwards	193,747	126,325
Accruals for environmental remediation	41,666	44,993
Other accruals	63,395	50,311
Inventories and other	21,720	25,077
Intangibles	7,015	(5,380)
Deferred tax liabilities:
Property, plant and equipment	(79,191)	(40,493)
Earn-out receivable	(22,819)	(35,786)
Foreign basis differential	(35,698)	(35,698)
Financial instruments	(9,332)	(11,793)
Other	(9,857)	(12,468)

Net deferred tax asset before valuation allowance	332,381	277,114
Valuation allowance	(34,598)	(33,467)

Net deferred tax asset after valuation allowance	$297,783	$243,647

Net deferred taxes of $59.7 million and $64.9 million are included in other current assets and $238.1 million and $178.8 million are included in other assets in 2004 and 2003, respectively. A valuation reserve has been provided for deferred tax assets where it is more likely than not these assets will expire before the Company is able to realize their benefit, or where the future benefit is uncertain. While realization is not assured, management believes that it is more likely than not that the deferred tax assets, net of valuation allowance, will be realized.

For comparative purposes, the components of deferred tax assets and liabilities at December 31, 2003 have been revised to reflect an increase in state net operating loss carryforwards offset by a corresponding increase in the valuation allowance, as well as other reclassifications.

At December 31, 2004, the Company had total federal, state, and foreign net operating loss (NOL) carryforwards of $318.4 million, $535.6 million, and $31.6 million respectively. The tax benefits of these NOL’s have been offset by state and foreign valuation allowances of $20.6 million and $7.1 million respectively. Approximately $5.1 million of subsequently utilized foreign NOL tax benefits would be a reduction to goodwill if realized. The Company also has federal, state, and foreign tax credits of $8.1 million, $3.9 million, and $3.7 million, respectively, offset by federal and state valuation allowances of $0.2 million and $1.2 million, respectively.

At December 31, 2003, the Company had total federal, state, and foreign net operating loss (NOL) carryforwards of $203.5 million, $468.3 million, and $27.7 million respectively. The tax benefits of these NOL’s have been offset by state and foreign valuation allowances of $18.7 million and $9.2 million respectively. Approximately $4.4 million of subsequently utilized foreign NOL tax benefits would be a reduction to goodwill if realized. The Company also has federal and foreign tax credits of $9.0 million, and $1.7 million respectively, offset by a foreign valuation allowance of $5.6 million.

During the fourth quarter of 2004, the Company settled the examination of its federal income tax returns for the tax years 1998 through 2001 with the Internal Revenue Service. The Company has recorded a $37.5 million tax benefit, primarily associated with this favorable settlement. The Internal Revenue Service is currently examining the Company’s federal income tax return for the periods 2002 and 2003 and the Company has numerous state and foreign examinations for various years in process. Management believes that the Company has adequate reserves to cover any potential exposures that may exist.

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. FSP No. 109-2 provides guidance for reporting and disclosing certain foreign earnings that are repatriated, as defined by the Act, which was signed into law on October 22, 2004. The Act allows the Company to deduct 85% of certain qualifying foreign earnings available for repatriation to the United States during 2004 and 2005. The Company has not, thus far, elected to repatriate any foreign earnings as a result of the Act. The Act is expected to be supplemented by additional legislation in 2005, which will clarify the manner in which repatriated earnings will be taxed. The Company has begun to evaluate the potential impact of repatriating earnings pursuant to the Act; however, until such technical corrections to the Act are enacted, the Company is not in a position to finalize its analysis. The Company expects to complete its evaluation of the potential impact of repatriating earnings during 2005 within a reasonable period of time following the enactment of the technical corrections to the Act. The range of reasonably possible amounts that the Company could consider repatriating under the Act is between zero and $340 million. The range of income tax expense relating to the amounts repatriated under the Act cannot be reasonably estimated at this time.

The Company has not made any provision for U.S. taxes which would be payable if undistributed earnings of the foreign subsidiaries of approximately $630 million at December 31, 2004 were distributed to the Company since certain foreign countries limit the extent of repatriation of earnings while, for others, the Company’s present intention is to permanently reinvest such foreign earnings. A determination of the amount of the unrecognized deferred tax liability related to undistributed earnings is not practicable.

In addition, the Company has not recognized a deferred tax liability for the difference between the book basis and the tax basis of its investment in the common stock of its subsidiaries. Such difference relates primarily to $235 million of unremitted earnings earned by Witco’s foreign subsidiaries prior to the Merger on September 1, 1999. The Company does not expect this difference in basis to become subject to tax at the parent level, as it is the Company’s present intention to permanently reinvest such foreign earnings; however, such intention is subject to change upon completion of the evaluation referred to in the second preceding paragraph.

EARNINGS (LOSS) PER COMMON SHARE

The computation of basic earnings (loss) per common share is based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is based on the weighted-average number of common and common share equivalents outstanding. The computation of diluted earnings (loss) per share equals the basic calculation since common stock equivalents were antidilutive due to losses from continuing operations in each year presented. Common stock equivalents (in thousands) amounted to 442 in 2004, 148 in 2003 and 2,088 in 2002.

CAPITAL STOCK

The Company is authorized to issue 500 million shares of $.01 par value common stock. There were 119,152,254 shares issued at December 31, 2004 and 2003, of which 3,498,043 and 4,660,158 shares were held as treasury stock in 2004 and 2003, respectively.

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

COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss are as follows:

(In thousands)	2004	2003

Foreign currency translation adjustment	$124,351	$49,605
Minimum pension liability adjustment	(149,024)	(142,753)
Change in fair value of derivatives	2,769	–
Other	(468)	(3,315)

Accumulated other comprehensive loss	$(22,372)	$(96,463)

During 2004, the Company reclassified $0.4 million from other comprehensive income to earnings related to its natural gas price swap contracts. Reclassification adjustments during 2003 and 2002 aggregated $4.9 million, and $6.6 million, respectively. Of these amounts, $3.8 million in 2003 and $6 million in 2002 relate to amortization from other comprehensive income to earnings in connection with the Company’s equity option contracts, which expired in May 2003. These amounts have been disclosed in the Derivative Instruments and Hedging Activities footnote. The remaining $1.1 million in 2003 and $0.6 million in 2002 were also reclassified from other comprehensive income to earnings and relate to the Company’s interest rate swap contracts accounted for as cash flow hedges. These swap contracts expired in July 2003 concurrent with the maturity of the underlying debt.

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

The 1998 Long-Term Incentive Plan (1998 Plan) was approved by the shareholders of C&K in 1999. This plan authorizes the Board to grant stock options, stock appreciation rights, restricted stock and long-term performance awards to eligible employees and non-qualified stock options to non-employee directors over a ten-year period. During 2004, 2003 and 2002, non-qualified and incentive stock options were granted under the 1998 Plan at prices not less than 100% of the fair market value of the underlying common shares on the date of grant. All outstanding options will expire not more than ten years and one month from the date of grant. The 1998 Plan authorizes the Company to grant shares and options for shares of common stock equal to the sum of (i) the shares available for award under the 1988 Plan and the 1993 Stock Option Plan For Non-Employee Directors as of October 18, 1998 and (ii) the shares awarded under prior plans of C&K which were forfeited, expired, lapsed, not earned or tendered to pay the exercise price of options or withholding taxes. In 1999, the number of common shares reserved for issuance under the 1998 plan was increased by 2.8 million shares and, pursuant to the Merger, increased by an additional 5 million shares. Under the terms of the Merger, the shareholders also approved the conversion of all outstanding Witco options into options to purchase the Company’s common stock. These 4.7 million converted options expired 30 days after the Merger and became available for grant under the 1998 Plan.

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

In January 2000, the Company granted long-term incentive awards under the 1998 Plan for a maximum of 2,707,250 shares to be earned at the end of 2002 if certain financial criteria were met. In January 2001, the January 2000 awards were cancelled and awards were granted for a maximum of 2,343,367 shares to be earned if certain vesting and financial criteria were met at the end of 2002. In January 2002, the Company granted long-term incentive awards under the 1998 Plan for a maximum of 1,052,000 shares to be earned at the end of 2004 if certain financial criteria were met for 2002 through 2004. In conjunction with this award, the remaining outstanding performance-based portion of the awards (1,655,000 shares) granted in January 2001 were cancelled. In accordance with the terms of the January 2002 grant, the maximum number of shares to be earned under this award was reduced to 381,000.

In January 2003, the Board of Directors approved the grant of options covering 1,270,458 shares at the fair market value of the underlying common stock at the date of grant. In October 2003, the Board of Directors approved the grant of options covering 898,000 shares at the fair market value of the underlying common stock at the date of grant. These options will vest over a three-year period.

In January 2004, the Board of Directors granted long-term incentive awards in the amount of 430,000 shares of restricted stock, which will vest over a three-year period. In addition, in connection with the employment of the Company’s new President and Chief Executive Officer in January 2004, the Board of Directors approved an employment contract authorizing the grant of options covering 500,000 shares, at the fair market value of the underlying common stock at the date of grant, and the grant of a long-term incentive award for 200,000 shares of restricted stock. The options will vest ratably over a two-year period and the restricted stock will vest ratably over a three-year period. In May 2004, the Board of Directors granted a long-term incentive award in the amount of 25,000 shares of restricted stock, which will vest over a three-year period.

In November 2004, the Board of Directors granted long-term incentive awards in the amount of 280,800 shares of restricted stock at the fair market value of the underlying common stock at the date of grant. Of this grant, 171,800 will vest three and a half years from the date of grant, 54,500 shares will vest four years from the grant date and 54,500 shares will vest five years from the grant date. Also, in November 2004, the Board of Directors approved the grant of options covering 868,700 shares at the fair market value of the underlying common stock at the date of grant. These options will vest ratably over a three-year period.

In February 2005, the Board of Directors granted long-term incentive awards in the amount of 164,200 shares of restricted stock at the fair market value of the underlying common stock at the date of grant, which will vest three and a half years from the date of grant. Also in February 2005, the Board of Directors approved a grant of long-term incentive awards of restricted stock at the fair market value of the underlying common stock at the date of grant, which will vest based on the achievement of specified stock price appreciation milestones over a three-year period commencing December 31, 2004. This grant was for 260,700 shares of restricted stock with a maximum of 521,400 shares of restricted stock to be awarded if the maximum level of specified stock appreciation is attained. Awards vesting will be paid in 2007 and 2008. Also in February 2005, the Board of Directors approved the grant of options covering 1,297,000 shares at the fair market value of the underlying common stock at the date of grant. These options will vest ratably over a three-year period.

As permitted under FASB Statement No. 123 and FASB Statement No. 148, the Company elected to continue its historical method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation expense has not been recognized for stock-based compensation plans other than restricted stock awards under the Company’s long-term incentive programs.

The following table summarizes the effect on net earnings (loss) and earnings (loss) per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to all stock-based employee compensation awards, the estimated fair value of options granted using the Black-Scholes model and the assumptions utilized in the model:

(In thousands)	2004	2003	2002

Net earnings (loss), as reported	$(34,590)	$18,954	$(283,507)
Pro forma net earnings (loss)	$(37,669)	$14,825	$(289,426)
Earnings (loss) per share:
Basic and diluted - as reported	$(0.30)	$0.17	$(2.50)
Basic and diluted - pro forma	$(0.33)	$0.13	$(2.55)
Average fair value of options granted	$5.03	$2.67	$3.08

Assumptions:
Dividend yield	2.0%	2.6%	2.5%
Expected volatility	55%	49%	48%
Risk-free interest rate	4.1%	4.0%	3.5%
Expected life (in years)	8	8	8

Changes during 2004, 2003 and 2002 in shares under option are summarized as follows:

	Price Per Share

	Range	Average	Shares

Outstanding at 12/31/01	$5.22-26.41	$11.39	13,074,287
Granted	7.25	7.25	1,272,430
Exercised	5.22-8.34	7.59	(436,149)
Lapsed	7.92-26.41	16.95	(771,165)

Outstanding at 12/31/02	5.22-26.41	10.79	13,139,403
Granted	5.85-6.38	6.16	2,168,458
Exercised	5.22	5.22	(8,525)
Lapsed	5.22-26.41	10.77	(1,511,244)

Outstanding at 12/31/03	5.85-26.41	10.07	13,788,092
Granted	7.64-11.24	9.91	1,375,571
Exercised	5.85-8.34	7.53	(867,007)
Lapsed	5.85-26.41	12.21	(1,064,758)

Outstanding at 12/31/04	$5.85-26.41	$10.05	13,231,898

Exercisable at 12/31/02	$5.22-26.41	$11.52	10,699,627
Exercisable at 12/31/03	$7.25-26.41	$11.04	10,847,565
Exercisable at 12/31/04	$5.85-26.41	$10.31	11,143,051

Shares available for grant at year-end 2004 and 2003 were 6,047,272 and 6,876,664, respectively.

The following table summarizes information concerning currently outstanding and exercisable options:

Range of Exercise Prices	Number Outstanding at End of 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at End of 2004	Weighted Average Exercise Price

$5.85-7.92	4,576,210	6.6	$7.09	3,356,063	$7.18
$8.16-8.35	4,524,073	4.2	$8.28	4,524,073	$8.28
$10.81-14.35	1,949,116	6.2	$12.81	1,080,416	$14.07
$14.50-26.41	2,182,499	1.9	$17.46	2,182,499	$17.46

	13,231,898	4.9	$10.05	11,143,051	$10.31

The Company has an Employee Stock Ownership Plan that is offered to eligible employees of the Company and certain of its subsidiaries. The Company makes contributions equivalent to a stated percentage of employee contributions. The Company’s contributions were $2.6 million in 2004, $2.5 million in 2003 and $2.8 million in 2002.

The Company has an Employee Stock Purchase Plan. This plan permits eligible employees to annually elect to have up to 10% of their compensation withheld for the purchase of shares of the Company’s common stock at 85% of the average of the high and low sale prices on the date of purchase, up to a maximum of $25,000. As of December 31, 2004, 1,448,422 shares of common stock are available for future issuance under this plan.

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

The Company uses a measurement date of December 31 for substantially all of its pension and other post-retirement benefit plans.

Benefit Obligations

	Defined Benefit Plans

	Qualified Domestic Plans		International and Non-Qualified Plans			Post-Retirement Health Care Plans

(In thousands)	2004	2003	2004		2003	2004	2003

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$672,780	$648,121	$276,404		$226,553	$233,510	$224,078
Service cost	5,279	6,518	7,261		6,678	1,180	1,294
Interest cost	39,160	40,896	14,996		13,729	12,627	14,533
Plan participants’ contributions	–	–	931		915	963	963
Plan amendments	–	–	–		(1,553)	–	(2,405)
Actuarial losses	19,011	40,467	15,555		23,362	2,475	17,397
Foreign currency exchange rate changes	–	–	19,553		34,171	799	1,684
Divestitures	–	–	–		(17,061)	–	(4,248)
Benefits paid	(48,033)	(46,679)	(28,109	) (a)	(8,549)	(24,181)	(19,786)
Curtailments	(2,721)	(16,543)	1,438		(1,204)	708	–
Settlements	–	–	–		(637)	–	–
Special termination benefits	–	–	303		–	–	–

Projected benefit obligation at end of year	$685,476	$672,780	$308,332		$276,404	$228,081	$233,510

Accumulated benefit obligation at end of year	$675,127	$661,055	$290,596		$259,573	$228,081	$233,510

	Defined Benefit Plans

	Qualified Domestic Plans		International and Non-Qualified Plans		Post-Retirement Health Care Plans

(In thousands)	2004	2003	2004	2003	2004	2003

Weighted-average year-end assumptions used to determine benefit obligations:
Discount rate	5.75%	6.00%	4.97%	5.54%	5.75%	6.00%
Rate of compensation increase	4.00%	4.00%	2.81%	3.17%	–	–
Rate of increase in the per capita cost of covered health care benefits	–	–	–	–	10.87%	8.90%

(a) –Benefits paid for 2004 for the Non-Qualified Plans include lump sum payments of $17.4 million, which were paid under the supplemental executive retirement programs for certain executives electing to retire as a result of the management reorganization. For more information, refer to the net periodic cost section of this footnote.

A 10.87% weighted-average rate of increase in the per capita cost of covered health care benefits was assumed for the accumulated post-retirement benefit obligation as of December 31, 2004. The rate was assumed to decrease gradually to 5% for 2011 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the post-retirement benefit obligation reported for the health care plans. A one-percentage-point increase in assumed health care cost trend rates would increase the accumulated post-retirement benefit obligation by $17.0 million for health care benefits as of December 31, 2004. A one-percentage-point decrease in assumed health care cost trend rates would decrease the accumulated post-retirement benefit obligation by $15.2 million for health care benefits as of December 31, 2004.

Plan Assets

	Defined Benefit Plans

	Qualified Domestic Plans		International and Non-Qualified Plans			Post-Retirement Health Care Plans

(In thousands)	2004	2003	2004		2003	2004	2003

Change in plan assets:
Fair value of plan assets at beginning of year	$517,748	$458,328	$94,613		$82,431	$30,649	$30,423
Actual return on plan assets	63,698	75,222	8,321		5,658	2,402	2,678
Foreign currency exchange rate changes	–	–	8,343		14,523	–	–
Employer contributions	3,319	30,877	29,341	(a)	10,500	20,405	16,371
Plan participants’ contributions	–	–	931		915	963	963
Divestitures	–	–	–		(10,714)	–	–
Benefits paid	(48,033)	(46,679)	(28,109	)(a)	(8,549)	(24,181)	(19,786)
Settlements	–	–	–		(151)	–	–

Fair value of plan assets at end of year	$536,732	$517,748	$113,440		$94,613	$30,238	$30,649

(a) – Employer contributions and benefits paid for 2004 for the Non-Qualified Plans include lump sum payments of $17.4 million, which were paid under the supplemental executive retirement programs for certain executives electing to retire as a result of the management reorganization. For more information, refer to the net periodic cost section of this footnote.

The asset allocation for the Company’s pension plans at the end of 2004 and 2003, and the target allocation for 2005, by asset category are as follows:

	Target Allocation - 2005		Percentage of Plan Assets at December 31,

			Qualified Domestic Plans		International and Non- Qualified Plans

Asset Category:	Qualified Domestic Plans	International and Non- Qualified Plans	2004	2003	2004	2003

Equity securities	65%	46%	64%	58%	45%	45%
Fixed income securities	35%	53%	36%	42%	54%	53%
Other	–	1%	–	–	1%	2%

Total	100%	100%	100%	100%	100%	100%

During 2003, a special contribution of $20.9 million of the Company’s common stock was made to various domestic pension plans. The value of this common stock was $38.4 million and $22.9 million at the end of 2004 and 2003, respectively.

The Company’s pension plan assets are managed by outside investment managers. Assets are monitored monthly to ensure they are within the range of parameters as set forth by the Company. The Company’s investment strategy with respect to pension assets is to achieve the expected rate of return within an acceptable or appropriate level of risk. The Company’s investment strategy is designed to promote diversification to moderate volatility and attempt to balance the expected return with risk levels.

The asset allocation for the post-retirement health care plans at the end of 2004 and 2003, and target allocation for 2005, by asset category are as follows:

		Percentage of Plan Assets at December 31,

Asset Category:	Target Allocation 2005	2004	2003

Equity securities	60%	56%	55%
Fixed income securities	40%	44%	45%

Total	100%	100%	100%

The Company’s post-retirement health care plan assets relating to certain inactive government plans are managed by outside investment managers. The Company reviews these assets at least quarterly to ensure they are within the range of parameters as set forth by the Company. The Company’s investment strategy with respect to post-retirement health care assets is to achieve the expected rate of return within an acceptable or appropriate level of risk. The Company’s investment strategy is designed to promote diversification to moderate volatility and attempt to balance the expected return with risk levels.

Funded Status

The funded status of the plans reconciled to the amount reported on the consolidated financial statements is as follows:

	Defined Benefit Plans

	Qualified Domestic Plans		International and Non-Qualified Plans		Post-Retirement Health Care Plans

(In thousands)	2004	2003	2004	2003	2004	2003

Funded status at the end of year:
Funded status	$(148,744)	$(155,032)	$(194,892)	$(181,791)	$(197,843)	$(202,861)
Unrecognized transition asset	(35)	(40)	816	1,533	–	–
Unrecognized actuarial loss	206,040	208,152	73,121	62,583	13,447	11,564
Unrecognized prior service costs	211	285	(777)	30	1,498	(1,638)

Net amount recognized	$57,472	$53,365	$(121,732)	$(117,645)	$(182,898)	$(192,935)

Amounts recognized in the consolidated balance sheets at the end of year consist of:
Prepaid benefit costs	$60,742	$57,353	$5,130	$5,782	$377	$–
Accrued benefit liabilities	(199,569)	(200,659)	(183,915)	(173,372)	(183,275)	(192,935)
Intangible assets	212	286	1,784	3,395	–	–
Accumulated other comprehensive loss	196,087	196,385	55,269	46,550	–	–

Net amount recognized	$57,472	$53,365	$(121,732)	$(117,645)	$(182,898)	$(192,935)

The Company’s prepaid benefit costs and intangible assets are included in other assets in the consolidated balance sheets.

For pension plans with a projected and accumulated benefit obligation in excess of plan assets and post-retirement health care plan obligation in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets at the end of 2004 and 2003 were as follows:

	Projected and Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Post-Retirement Health Care Obligation Exceeds the Fair Value of Plan Assets

(In thousands)	2004	2003	2004	2003

End of year:
Projected benefit obligation	$993,652	$949,141	$–	$–
Accumulated benefit obligation	961,605	920,588	201,927	208,487
Fair value of plan assets	649,929	612,156	–	–

Expected Cash Flows

Information about the expected cash flows for the domestic qualified defined benefit plans, international and non-qualified defined benefit plans and post-retirement health care plans follows:

	Defined Benefit Plans

	Qualified Domestic Plans		International and Non-Qualified Plans		Post-Retirement Health Care Plans

Expected Employer Contributions:
2005	$28,486	(a)	$22,735		$17,037

Expected Benefit Payments (b):
2005	$48,258		$20,163	(c)	$19,421
2006	49,275		15,208		17,842
2007	50,341		14,121		18,058
2008	51,455		15,817		18,174
2009	52,496		20,697		18,309
2010-2014	277,598		96,504		93,093

(a)	The expected contributions for 2005 for the qualified domestic plans include an $8.4 million minimum required contribution and an expected $20 million discretionary contribution.
(b)

The expected benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of the year and include benefits attributable to estimated future employee service.

(c)

The expected benefit payments for 2005 for the non-qualified plans include the remaining $7.6 million of supplemental executive retirement payments to be made to the executives that elected to retire in 2004.

Net Periodic Cost

	Defined Benefit Plans

	Qualified Domestic Plans			International and Non-Qualified Plans			Post-Retirement Health Care Plans

(In thousands)	2004	2003	2002	2004	2003	2002	2004	2003	2002

Components of net periodic benefit cost (credit):
Service cost	$5,279	$6,518	$6,705	$7,261	$6,678	$6,537	$1,180	$1,294	$1,604
Interest cost	39,160	40,896	42,245	14,996	13,729	11,796	12,627	14,533	14,497
Expected return on plan assets	(51,607)	(54,154)	(56,244)	(7,305)	(6,857)	(6,228)	(2,485)	(2,707)	(3,179)
Amortization of prior service cost	63	62	63	622	858	955	(2,721)	(3,078)	(2,838)
Amortization of unrecognized transition obligation	(7)	(6)	(6)	158	218	189	–	–	–
Recognized actuarial (gains) losses	5,523	1,386	164	1,600	735	161	(397)	(469)	(936)
Curtailment (gain) loss recognized	812	–	1,154	5,037	(243)	–	766	(2,287)	–
Settlement (gain) loss recognized	–	–	–	2,923	(3,580)	330	–	–	–
Special termination benefits	–	–	–	303	–	–	–	–	–

Net periodic benefit cost (credit)	$(777)	$(5,298)	$(5,919)	$25,595	$11,538	$13,740	$8,970	$7,286	$9,148

	Defined Benefit Plans

	Qualified Domestic Plans			International and Non-Qualified Plans			Post-Retirement Health Care Plans

	2004	2003	2002	2004	2003	2002	2004	2003	2002

Weighted-average assumptions used to determine net cost:
Discount rate	6.00%	6.75%	7.00%	5.54%	5.96%	5.91%	6.00%	6.75%	7.00%
Expected return on plan assets	9.00%	9.50%	9.50%	6.95%	7.04%	6.99%	8.20%	9.50%	9.50%
Rate of compensation increase	4.00%	4.00%	4.00%	3.17%	3.25%	3.35%	–	–	–

The 9.0% expected rate of return on plan assets for the qualified domestic pension plans for 2004 was based on an assumed long-term inflation rate of 2.6%. The domestic expected rate of return on plan assets is derived by applying the expected returns on the various asset classes to the Company’s assumed asset allocation. The expected returns are based on the expected performance of the various asset classes and the expected benefit from active fund management. They are further supported by historical investment returns for various asset classes. The Company has assumed that normative investment returns on long-term bonds will be 370 basis points above inflation, or 6.3%. The assumed premiums for domestic and international equity investments over long-term bonds are 340 and 420 basis points, respectively. In addition, the Company has assumed an overall 50 basis point benefit from active fund management. Actual returns for qualified domestic plans for the year ended December 31, 2004 were 13.3%.

During 2004, the Company re-evaluated its investment strategy for domestic plans. As a result of that review and the Company’s assumption of future returns, the Company will decrease its expected return on asset assumption for 2005 to 8.75%. The adjusted domestic expected long-term rate of return of 8.75% for 2005 is based on an assumed long-term inflation rate of 2.6%. The Company has assumed that the normative return on a fixed income portfolio with a duration of approximately 23 years is 350 basis points above inflation, or 6.1%. The assumed premiums for domestic and international equity investments over long-term bonds have been assumed to be 340 and 420 basis points, respectively. The Company has assumed that the active fund management benefit will remain at 50 basis points. In addition, the Company validated the expected long-term rate of return, by preparing simulations of the domestic pension plan’s target asset allocation using its pension investment advisor’s capital market model. This analysis produced an average 10 year expected return that confirmed the reasonableness of the Company’s 8.75% assumption.

In the first quarter of 2005, the Company formed an investment committee. This committee will make recommendations to change the current portfolio based on the Company’s tolerance for risk, market conditions, and cash requirements for benefit payments.

The Company currently utilizes a 6.95% weighted average expected long-term rate of return on its international plan assets. This international rate is developed primarily based on the same factors considered in developing the domestic long-term rate of return.

Assumed health care cost trend rates have a significant effect on the service and interest cost components reported for the health care plans. A one-percentage-point increase in assumed health care cost trend rates increases the service and interest cost components of net periodic post-retirement health care benefit cost by $1.2 million for 2004. A one-percentage-point decrease in assumed health care cost trend rates decreases the service and interest cost components of net periodic post-retirement health care benefit cost by $1.1 million for 2004.

As a result of the Company’s former Chairman, President and CEO; Senior Vice President and CFO; and certain other executives electing to retire, the Company expects to make lump sum payments under the provisions of its supplemental executive retirement programs of approximately $25 million, of which $17.4 million was paid in the third quarter of 2004 and the remainder of which is expected to be paid in the first quarter and the third quarter of 2005. For the year ended December 31, 2004, the Company recognized a $5.2 million curtailment loss and a $2.9 million settlement loss related to this matter.

The Company’s cost of its defined contribution plans was $9.4 million, $15.4 million, and $15.8 million in 2004, 2003 and 2002, respectively.

On May 19, 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FSP No. 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor post-retirement health care plans that provide prescription drug benefits, and requires employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. FSP No. 106-2 was effective for the first interim period beginning after June 15, 2004. The Company has determined that most of it’s post-retirement health care plans that provide prescription drug benefits are actuarially equivalent to Medicare Part D based on a reasonable interpretation of what the regulations will likely require and therefore the Company would be eligible to receive the subsidy. As a result, the Company adopted FSP No. 106-2 during the second quarter of 2004 and has recorded a reduction to the net periodic post-retirement benefit cost of $1.4 million for the year ended December 31, 2004.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s activities expose its earnings, cash flows and financial position to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and energy prices. The Company maintains a risk-management strategy that uses derivative instruments as needed to mitigate risk against foreign currency movements and to manage interest rate and energy price volatility. In accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” FASB Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and FASB Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities,” the Company recognizes in earnings changes in the fair value of all derivatives designated as fair value hedging instruments that are highly effective and recognizes in accumulated other comprehensive loss (AOCL) changes in the fair value of all derivatives designated as cash flow hedging instruments that are highly effective. The Company does not enter into derivative instruments for trading or speculative purposes.

The Company uses price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases. In January 2004, these contracts were designated as hedges of a portion of the Company’s forecasted natural gas purchases. The Company’s hedge contracts cover a gradually decreasing percentage of its purchase requirements over a rolling two-year period. These contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based. The differential paid or received as natural gas prices change is recognized as an adjustment to cost of products sold. Based on the December 31, 2004 market prices of these natural gas contracts, the Company expects to reclassify approximately $1.8 million from AOCL to earnings in 2005.

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

The Company also had equity option contracts covering 3.2 million shares of the Company’s common stock to hedge the expense variability associated with its obligations under its long-term incentive plans (LTIP). In February 2003, the Company settled its existing equity option contracts for $35.1 million, of which $33.8 million had been included in accrued expenses at December 31, 2002, and entered into a new equity option contract. The new contract consisted of a sold put option contract with a strike price of $5.66 and a purchased call option contract with a strike price of $5.75. The Company had designated a portion of the equity option contract as a cash flow hedge of the risk associated with the unvested, unpaid awards under its LTIP. Changes in market value related to the portion of the option contract designated and effective as a hedge were recorded as a component of AOCL. The amount included in AOCL was subject to changes in the stock price and was being amortized ratably to selling, general and administrative expense (SG&A) over the remaining service periods of the hedged LTIP. Changes in market value related to the remaining portion of the option contract were recognized in SG&A. During the second quarter of 2003, the Company determined that one of its LTIP programs was not achievable and accordingly amortized $3 million from AOCL to SG&A, which represented the unamortized balance of the deferred loss on the portion of the option contract that related to this plan. On May 11, 2003 the option contract expired and resulted in a favorable net cash settlement of $3.7 million. As of June 30, 2003, all of the deferred losses relating to these contracts had been amortized to SG&A.

In prior years, the Company used an interest rate swap contract as a fair value hedge to convert $300 million of its fixed rate 8.5% notes into variable rate debt. On March 24, 2001, the swap contract was terminated and the Company received cash proceeds of $21.9 million in settlement of the contract, which represented the market value of the contract on the date of termination. In accordance with FASB Statements No. 133 and 138, as they relate to fair value hedge accounting, the $21.9 million was recorded as an increase to long-term debt and was being amortized to interest expense over the life of the notes. The unamortized balance at December 31, 2003 was $6.6 million. As part of the August 2004 Refinancing, the remaining unamortized balance of $3.2 million was credited to loss on early extinguishment of debt.

The Company also has exposure to changes in foreign currency exchange rates resulting from transactions entered into by the Company and its foreign subsidiaries in currencies other than their local currency (primarily trade payables and receivables). The Company is also exposed to currency risk on intercompany transactions (including intercompany loans). The Company manages these transactional currency risks on a consolidated basis, which allows it to net its exposure. The Company purchases foreign currency forward contracts, primarily denominated in Euros, Canadian dollars, Hong Kong dollars, British Pound Sterling and Singapore dollars, to hedge its transaction exposure. The aggregate notional amount of these contracts at December 31, 2004 and 2003 was approximately $626 million and $474 million, respectively. These contracts are generally settled on a monthly basis. Realized and unrealized gains and losses on foreign currency forward contracts are recognized in other (income) expense, net to offset the impact of valuing recorded foreign currency trade payables, receivables and intercompany transactions. The Company has not designated these derivatives as hedges, although it believes these instruments reduce the Company’s exposure to foreign currency risk. The net effect of the realized and unrealized gains and losses on these derivatives and the underlying transactions is not significant at December 31, 2004.

The following table summarizes the (gains)/losses resulting from changes in the market value of the Company’s fair value and cash flow hedging instruments and the amortization of (gains)/losses related to certain cash flow hedges for the years ended December 31, 2004 and 2003:

(In thousands)	2004	2003

Fair value hedges (in other (income) expense, net)	$–	$38

Cash flow hedges (in AOCL):
Balance at beginning of year	$–	$2,838
Price swap contracts	(2,769)	–
Interest rate swap contracts	–	(883)
Equity option contracts-change in market value	–	1,836
Equity option contracts-amortization to SG&A	–	(3,791)

Balance at end of year	$(2,769)	$–

FINANCIAL INSTRUMENTS

As discussed in the Derivative Instruments and Hedging Activities note above, the Company uses price swap contracts to convert a portion of its forecasted natural gas purchases from variable to fixed price purchases and purchases foreign currency forward contracts to mitigate its exposure to changes in foreign currency exchange rates of recorded transactions (principally foreign currency trade receivables, payables and intercompany transactions).

At December 31, 2004, the Company had outstanding foreign currency forward contracts with an aggregate notional amount of approximately $626 million to hedge foreign currency risk on foreign currency accounts receivable and payable and intercompany loans. These forward contracts are generally outstanding for one month and are primarily denominated in Euros, Canadian dollars, Hong Kong dollars, British Pound Sterling, and Singapore dollars. At December 31, 2003, the Company had outstanding foreign currency forward contracts with an aggregate notional amount of approximately $474 million.

At December 31, 2004, the Company had outstanding price swaps with an aggregate notional amount of approximately $34.2 million, based on the contract price and outstanding quantities of 5,900 mm BTU’s (British Thermal Units) at December 31, 2004. These contracts cover a gradually decreasing percentage of the Company’s purchase requirements over a rolling two-year period.

All contracts have been entered into with major financial institutions. The risk associated with these transactions is the cost of replacing these agreements at current market rates, in the event of default by the counterparties. Management believes the risk of incurring such losses is remote.

The carrying amounts for cash, accounts receivable, other current assets, accounts payable and other current liabilities approximate their fair value because of the short-term maturities of these instruments. The fair value of long-term debt is based primarily on quoted market values. For long-term debt that has no quoted market value, the fair value is estimated by discounting projected future cash flows using the Company’s incremental borrowing rate. The fair value of price swap contracts is the amount at which the contracts could be settled based on quotes provided by investment banking firms.

The following table presents the carrying amounts and estimated fair values of material financial instruments used by the Company in the normal course of its business.

	2004		2003

(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt	$(862,251)	$(956,849)	$(754,018)	$(791,660)
Foreign currency forward contracts (a)	$14,945	$14,945	$17,788	$17,788
Price swap contracts (b)	$2,769	$2,769	$–	$–

(a)	$20.1 million and $23.5 million included in other assets and $5.2 million and $5.7 million included in accrued expenses at December 31, 2004 and December 31, 2003, respectively.
(b)	Included in other assets at December 31, 2004.

ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, the Company adopted the provisions of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” Statement No. 143 requires companies to record a liability for asset retirement obligations in the period in which a legal obligation is created. Such liabilities are recorded at fair value, with an offsetting increase to the carrying value of the related long-lived assets. In future periods, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Companies are also required to adjust the liability for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. Upon retirement of the long-lived asset, the Company either settles the obligation for its recorded amount or incurs a gain or loss. As a result of the implementation of this Statement, the Company recorded an after-tax charge of $0.4 million ($0.7 million pre-tax) as a cumulative effect of accounting change. The Company’s asset retirement obligations are primarily the result of the legal obligation to remove leasehold improvements upon termination of leases or plant closures at several of its facilities. The measurement of such obligations is recorded at fair value, which the Company estimates by discounting projected cash flows using its credit-adjusted risk-free rate applicable at that time. During 2004, the Company recorded pre-tax accretion expense of $0.1 million and has an asset retirement obligation liability of $0.7 million at December 31, 2004.

ANTITRUST INVESTIGATIONS AND RELATED MATTERS

On May 27, 2004, the Company pled guilty to violation of the U.S. antitrust laws in connection with the sale of certain rubber chemicals, and the court imposed a fine of $50.0 million, payable in six annual installments, without interest, beginning in 2004. On May 28, 2004, the Company pled guilty to violation of the Canadian competition laws, and the court imposed a fine of CDN $9.0 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid $2.3 million in cash in 2004 for the U.S. and Canadian fines. Remaining cash payments for the U.S. and Canadian fines are expected to equal approximately $2.3 million in 2005; $6.5 million in 2006; $11.2 million in 2007; $16.2 million in 2008; and $18.5 million in 2009. The Company recorded a pre-tax charge of $45.2 million against results of operations at December 31, 2003, to reserve for the payment of the U.S. and Canadian fines.

The Company and certain of its subsidiaries continue to be the subject of a coordinated civil investigation by the European Commission (the “EC”) with respect to the sale and marketing of rubber chemicals. At this time, the Company cannot predict the timing or outcome of that investigation, including the amount of any fine that may be imposed by the EC.

The Company and certain of its subsidiaries are subjects of, and continue to cooperate in, coordinated criminal and civil investigations being conducted by the U.S. Department of Justice, the Canadian Competition Bureau and the EC (collectively, the “Governmental Authorities”) with respect to possible antitrust violations relating to the sale and marketing of certain other products, including ethylene propylene diene monomer (EPDM); heat stabilizers, including tin-based stabilizers and precursors, mixed metal stabilizers, and epoxidized soybean oil (ESBO); nitrile rubber; and urethanes and urethane chemicals. The Company and its subsidiaries that are subject to the investigations have received from each of the Governmental Authorities verbal or written assurances of conditional amnesty from prosecution and fines.

On August 11, 2004, the Company and plaintiff class representatives entered into a settlement agreement that resolves, with respect to the Company, a single, consolidated direct purchaser class action lawsuit against the Company and other companies, principally alleging that the defendants conspired to fix, raise, maintain or stabilize prices for plastics additives sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities. Under this settlement agreement, the Company paid $5.0 million to a settlement fund in exchange for the final dismissal with prejudice of the lawsuit as to the Company and a complete release of all claims against the Company set forth in the lawsuit. The court granted final approval of this settlement agreement in January 2005.

On January 11, 2005, the Company and plaintiff class representatives entered into a global settlement agreement that is intended to resolve, with respect to the Company, three consolidated direct purchaser class action lawsuits against the Company, its subsidiary Uniroyal Chemical Company, Inc. (now known as Crompton Manufacturing) and other companies, principally alleging that the defendants conspired to fix, raise, maintain or stabilize prices for EPDM, nitrile rubber and rubber chemicals, as applicable, sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities. Under this global settlement agreement, the Company agreed to pay $97.0 million to a settlement fund in exchange for the final dismissal with prejudice of the foregoing three lawsuits as to the Company and a complete release of all claims against the Company set forth in the lawsuits. The plaintiffs, with the assistance of a neutral party, will determine the allocation of the settlement funds, or if the plaintiffs fail to achieve agreement, the neutral party will establish the allocation. When the allocation of the settlement funds has been determined, the parties will enter into Implementing Settlement Agreements for the applicable affected actions. Following an initial payment of $0.5 million to an escrow account, the Company will pay the settlement funds to an escrow account in three installments, without interest, beginning at preliminary approval of the Implementing Settlement Agreements by the applicable courts and continuing through the later of 20 days following final approval of the settlement by each applicable court or June 30, 2006. The Company has the right to rescind the Global Settlement Agreement in its entirety under certain circumstances. The Company recorded a pre-tax antitrust cost charge of $93.1 million ($57.8 million to accrued expenses and $35.3 million to other liabilities) at December 31, 2004 to reserve for the payment of the expected settlement of the three direct purchaser class action lawsuits.

The Company and certain of its subsidiaries, together with other companies, remain or have become defendants in certain U.S. federal direct purchaser and state direct and indirect purchaser lawsuits principally alleging that the defendants conspired to fix, raise, maintain, or stabilize prices for rubber chemicals, EPDM, polychloroprene, plastics additives, including impact modifiers and processing aids, nitrile rubber, and urethanes and urethane chemicals in violation of federal and state law. In addition, a motion for authorization to commence a class action relating to rubber chemicals was filed in the Superior Court of the District of St. Francois and two motions for authorization to commence a class action relating to rubber chemicals and EPDM, respectively, were filed in the Superior Court of the District of Montreal, in Quebec, Canada, against the Company, its subsidiary Crompton Co./Cie (except with respect to the motion filed in the Superior Court of the District of Montreal relating to rubber chemicals) and other companies. The motions principally allege that the Company conspired with other defendants to restrain unduly competition in the sale of rubber chemicals or EPDM, as applicable, and to inflate artificially the sale price of the rubber chemicals or EPDM, as applicable, in violation of Canada’s Competition Act.

In addition, the Company, its subsidiaries Crompton Canada Corporation, Crompton Co./Cie and Uniroyal Chemical Company, Inc. and other companies are defendants in two Statements of Claim, each filed in the Ontario Superior Court of Justice in London, Ontario in Canada. The Statements of Claim principally allege that the Company conspired with other defendants to restrain unduly competition in the sale of EPDM and rubber chemicals, respectively, and to inflate artificially the sale price of EPDM or rubber chemicals, as applicable, in violation of Canada’s Competition Act. The Company, certain of its former officers and directors and certain former directors of the Company’s predecessor Witco Corporation are also defendants in a consolidated federal securities class action lawsuit principally alleging that the Company and certain of its former officers and directors caused the Company to issue false and misleading statements that violated the federal securities laws by reporting inflated financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy. In addition, certain current directors and one former director and officer of the Company are defendants in a shareholder derivative lawsuit, nominally brought on behalf of the Company, principally alleging that the individual defendants breached their fiduciary duties by causing or allowing the Company to issue false and misleading financial statements by inflating financial results as a result of an illegal, undisclosed price-fixing conspiracy. These actions are in early procedural stages of litigation and, accordingly, the Company cannot predict their outcome. The Company will seek cost-effective resolutions to the various pending and threatened legal proceedings and governmental investigations regarding the Company’s operations.

The Company’s antitrust costs increased from $8.4 million (pre-tax) during the immediately prior fiscal quarter ended September 30, 2004 to $96.9 million (pre-tax) for the fiscal quarter ended December 31, 2004, as a result of a charge of $93.1 million in connection with the anticipated settlement of three direct purchaser class action lawsuits against the Company and certain of its subsidiaries relating to rubber chemicals, EPDM and nitrile rubber (as described above). The Company expects to continue to incur substantial costs until all antitrust investigations are concluded and civil claims are resolved.

The Company has not recorded a charge for potential liabilities and expenses in connection with the coordinated civil investigation by the EC or with the civil claims, because it is not yet able to reasonably estimate a reserve for such potential costs. The resolution of the coordinated civil investigation by the EC and any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company’s financial condition, results of operations and prospects.

The Company believes that the antitrust investigations and related lawsuits have not had a significant impact on the businesses subject to the investigations or any of the other businesses of the Company. The Company has not identified any impact that the investigations and lawsuits have had on sales prices or volume.

CONTINGENCIES

Environmental Matters

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. The total amount accrued for such environmental liabilities at December 31, 2004, was $ 114.5 million. The Company estimates the potential currently determinable environmental liability to range from $103 million to $131 million at December 31, 2004. The Company’s reserves include estimates for determinable clean-up costs. At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and other equitable factors that are available with respect to these matters, and believes that the likelihood of a material adverse effect resulting from the currently indeterminable clean-up costs is remote. However, the final cost of clean-up at these sites could exceed the Company’s present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations and cash flows. It is reasonably possible that the Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

The Company and some of its subsidiaries have been identified by federal, state or local governmental agencies, and by other potentially responsible parties (a “PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States. Because these regulations have been construed to authorize joint and several liability, the EPA could seek to recover all costs involving a waste disposal site from any one of the PRP’s for such site, including the Company, despite the involvement of other PRP’s. In many cases, the Company is one of several hundred PRP’s so identified. In a few instances, the Company is one of only a handful of PRP’s, and at one site the Company is the only PRP performing investigation and remediation. Where other financially responsible PRP’s are involved, the Company expects that any ultimate liability resulting from such matters will be apportioned between the Company and such other parties. In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.

Vertac - Uniroyal (a wholly owned subsidiary of the Company) and its Canadian subsidiary, Uniroyal Chemical Co./Cie (formerly known as Uniroyal Chemical Ltd./Ltee) were joined with others as defendants in consolidated civil actions brought in the United States District Court, Eastern District of Arkansas, Western Division (“Court”) by the United States of America, the State of Arkansas and Hercules Incorporated (“Hercules”), relating to a Vertac Chemical Company site in Jacksonville, Arkansas. Uniroyal has been dismissed from the litigation. However, on May 21, 1997, the Court entered an order finding that Uniroyal Chemical Co./Cie is jointly and severally liable to the United States, and finding that Hercules and Uniroyal Chemical Co./Cie are liable to each other in contribution. On October 23, 1998, the Court entered an order granting the United States’ motion for summary judgment against Uniroyal Chemical Co./Cie and Hercules as to the amount of its claimed removal and remediation costs of $102.9 million at the Vertac site. Trial on the allocation of these costs as between Uniroyal Chemical Co./Cie and Hercules was concluded on November 6, 1998, and on February 3, 2000, the Court entered an Order finding Uniroyal Chemical Co./Cie liable to the United States for approximately $2.3 million and liable to Hercules in contribution for approximately $0.7 million. On April 10, 2001, the United States Court of Appeals for the Eighth Circuit (“Appeals Court”) (i) reversed a decision in favor of the United States and against Hercules with regard to the issue of divisibility of harm and remanded the case back to the Court for a trial on the issue; (ii) affirmed the finding of arranger liability against Uniroyal Co./Cie; and (iii) set aside the findings of contribution between Hercules and Uniroyal Co./Cie by the Court pending a decision upon remand. The Appeals Court also deferred ruling on all constitutional issues raised by Hercules and Uniroyal Co./Cie pending subsequent findings by the Court. On June 6, 2001, the Appeals Court denied Uniroyal Co./Cie’s petition for rehearing by the full Appeals Court on the Appeals Court’s finding of arranger liability against Uniroyal Co./Cie and on December 10, 2001, Uniroyal Co./Cie’s Petition for a Writ of Certiorari to the United States Supreme Court with regard to the issue of its arranger liability was denied. On December 12, 2001, the Court concluded hearings pursuant to the April 10,

2001 remand by the Appeals Court and briefing on the issue of divisibility was completed in January 2003. A decision from the Court is expected during the second quarter of 2005. If Hercules prevails in its divisibility argument on remand, the Company might become liable under a joint and several liability theory for a significant share of the liability that had previously been allocated to Hercules.

Petrolia - In April 2004, the Company and other owners of property near our Petrolia, Pennsylvania facility were named as defendants in a toxic tort class action lawsuit alleging contamination in and around the named areas that gave rise to certain property damage and personal injuries. The plaintiffs also seek clean-up by the defendants of the alleged contamination. This action is in the early procedural stages of litigation, and the Company cannot predict its outcome.

The Company intends to assert all meritorious legal defenses and other equitable factors that are available with respect to these matters, and believes that the likelihood of a material adverse effect resulting from the currently indeterminable remedial costs or damages is remote. However, the resolution of the environmental matters now pending or hereafter asserted against the Company or any of its subsidiaries could require the Company to pay remedial costs or damages in excess of its present estimates, and as a result could, either individually or in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Guarantees

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee; that is, the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at its inception. The initial recognition and measurement provisions apply to guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 has not had a material impact on the Company’s results of operations or financial condition.

The Company has standby letters of credit and guarantees with various financial institutions. At December 31, 2004 and 2003, the Company had $64.9 million and $58.2 million, respectively, of outstanding letters of credit and guarantees primarily related to its environmental remediation liabilities, insurance obligations, a potential tax exposure, and a customer guarantee. Of these items, one of the standby letters of credit and the customer guarantee fall within the scope of Interpretation No. 45.

The standby letter of credit relates to a potential tax exposure that existed prior to December 31, 2002. At December 31, 2004, the amount of this letter of credit was $16.9 million, of which the Company had accrued $9.5 million, which represents the Company’s estimate of the probable outcome of this tax exposure. At December 31, 2003, the Company had accrued $7.1 million for this exposure.

For the customer guarantee, the Company has contingently guaranteed certain debt obligations for one of its customers. At December 31, 2004 and 2003, the amount of this guarantee was $4.2 million and $4.6 million, respectively. Based on past experience and on the underlying circumstances, the Company does not expect to have to perform under this guarantee. The fair value of the Company’s obligation to stand-ready to perform for the term of the guarantee is not material.

The Company provides for the estimated cost of product warranties related to its Polymer Processing Equipment segment. The Company warrants repair or replacement of the equipment purchased by the original buyer for a one-year period from date of shipment if the equipment is either defective in material or workmanship. In the case of components or units purchased by the Company from other suppliers, the obligation of the Company is limited to giving the buyer the benefit of any warranty the Company may receive from the supplier of such components or units. The product warranty liability at December 31, 2004 and 2003 was $5.1 million and $3.3 million, respectively.

In the ordinary course of business, the Company enters into contractual arrangements under which the Company may agree to indemnify a third party to such arrangement from any losses incurred relating to the services they perform on behalf of the Company or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation, claims or environmental matters relating to the Company’s past performance. For any losses that the Company believes are probable and which are estimable, the Company has accrued for such amounts in its consolidated balance sheets.

SUBSEQUENT EVENT

On March 9, 2005, the Company and Great Lakes Chemical Corporation (Great Lakes) announced the signing of a definitive merger agreement for an all-stock merger transaction, which would create the third largest specialty chemicals company in the United States. Under the terms of the agreement, the Great Lakes shareholders will receive 2.2232 shares of the Company’s common stock for each share of Great Lakes common stock they hold. The transaction, which is subject to regulatory approval and approval by shareholders of both companies, is expected to close in mid-2005.

BUSINESS SEGMENT DATA

Pursuant to Financial Accounting Standards Board Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has defined its reporting segments into two major business categories, “Polymer Products” and “Specialty Products.” The accounting policies of the reporting segments are the same as those described in the Accounting Policies footnote included in the Notes to Consolidated Financial Statements.

The Company evaluates a segment’s performance based on several factors, of which the primary factor is operating profit (loss). In computing operating profit (loss) by segment, the following items have not been deducted: (1) general corporate expense; (2) amortization; (3) unabsorbed overhead expense from discontinued operations; (4) facility closures, severance and related costs; and (5) antitrust costs. These items have been excluded from the Company’s presentation of segment operating profit (loss) because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance.

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis, including amortization expense. These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses related to executives and corporate managers. Unabsorbed overhead expense from discontinued operations represents corporate costs that were previously allocated to the OrganoSilicones business unit (sold on July 31, 2003). Facility closures, severance and related costs are primarily costs related to the Company’s 2004 activity-based restructuring initiative, the cost reduction initiatives that began in 2003 and 2001 and the relocation of the corporate headquarters that began in 2002. The antitrust costs are primarily for fines, legal costs and settlements associated with antitrust investigations and related civil lawsuits. Corporate assets are principally cash, intangible assets (including goodwill) and other assets maintained for general corporate purposes.

The GE Specialty Chemicals business that was acquired on July 31, 2003 has been added to the plastic additives business unit included in the Polymer Additives reporting segment.

During 2005, the Company will review the impact of Emerging Issues Task Force (EITF) Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds”, which becomes effective for fiscal periods ending after March 15, 2005. EITF No. 04-10 requires that operating segments that do not meet the quantitative thresholds can only be aggregated if the segments have similar economic characteristics and the segments share the five aggregation criteria as specified in Statement No. 131.

Certain prior year business segment amounts have been reclassified to conform to the current year presentation.

A summary of business data for the Company’s reportable segments for the years 2004, 2003 and 2002 is as follows:

Information by Business Segment

(In thousands)

Sales	2004	2003	2002

Polymer Products
Polymer Additives	$1,465,610	$1,232,022	$1,110,804
Polymers	333,986	285,669	270,954
Polymer Processing Equipment	180,009	166,539	172,702
Eliminations	(14,968)	(13,302)	(15,064)

	1,964,637	1,670,928	1,539,396

Specialty Products
Crop Protection	320,594	270,870	240,142
Other	264,531	243,245	310,733

	585,125	514,115	550,875

	$2,549,762	$2,185,043	$2,090,271

Operating Profit (Loss)	2004	2003	2002

Polymer Products
Polymer Additives	$50,206	$24,392	$79,403
Polymers	51,290	28,018	41,028
Polymer Processing Equipment	3,360	5,164	(13,766)

	104,856	57,574	106,665

Specialty Products
Crop Protection	85,695	64,963	60,241
Other	126	(3,283)	7,960

	85,821	61,680	68,201

General corporate expense	(55,684)	(34,030)	(42,144)
Amortization	(18,073)	(14,521)	(11,557)
Unabsorbed overhead expense from discontinued operations	–	(8,445)	(11,515)
Facility closures, severance and related costs	(63,115)	(19,560)	(17,969)
Antitrust costs	(113,736)	(77,716)	(6,306)

	$(59,931)	$(35,018)	$85,375

Depreciation and Amortization	2004	2003	2002

Polymer Products
Polymer Additives	$66,662	$55,139	$50,694
Polymers	9,341	14,087	14,401
Polymer Processing Equipment	2,458	2,059	2,584

	78,461	71,285	67,679

Specialty Products
Crop Protection	7,224	7,696	8,081
Other	4,775	4,496	9,902

	11,999	12,192	17,983

Corporate	35,626	31,892	25,764

	$126,086	$115,369	$111,426

Segment Assets	2004	2003	2002

Polymer Products
Polymer Additives	$879,922	$898,109	$741,867
Polymers	145,081	125,378	122,111
Polymer Processing Equipment	96,419	84,330	89,343

	1,121,422	1,107,817	953,321

Specialty Products
Crop Protection	176,943	175,731	146,361
Other	108,273	97,829	87,280

	285,216	273,560	233,641

Assets held for sale	–	–	392,887
Corporate	1,272,071	1,147,805	1,260,966

	$2,678,709	$2,529,182	$2,840,815

Capital Expenditures	2004	2003	2002

Polymer Products
Polymer Additives	$40,901	$54,299	$42,755
Polymers	5,621	4,355	5,584
Polymer Processing Equipment	1,226	777	2,608

	47,748	59,431	50,947

Specialty Products
Crop Protection	5,299	3,404	5,950
Other	5,278	5,114	6,950

	10,577	8,518	12,900

Corporate	6,906	13,798	20,436

	$65,231	$81,747	$84,283

Equity Method Investments	2004	2003	2002

Polymer Products
Polymer Additives	$35,677	$36,542	$40,267
Specialty Products
Crop Protection	172	27,411	23,963

	$35,849	$63,953	$64,230

Information by Geographic Area

(In thousands)

Sales are based on location of customer.

Sales	2004	2003	2002

United States	$1,245,338	$1,081,344	$1,097,997
Canada	92,087	76,530	73,516
Latin America	188,542	155,579	140,674
Europe/Africa	721,141	597,132	539,529
Asia/Pacific	302,654	274,458	238,555

	$2,549,762	$2,185,043	$2,090,271

Property, Plant and Equipment	2004	2003	2002

United States	$430,905	$463,757	$429,535
Canada	56,797	58,725	48,522
Latin America	6,146	9,686	8,329
Europe/Africa	223,167	221,204	194,182
Asia/Pacific	17,514	21,240	15,394

	$734,529	$774,612	$695,962

GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA

The Company’s obligations under its 9 7/8% Senior Notes due 2012 and the Senior Floating Rate Notes due 2010 (the “New Senior Notes”) are jointly and severally, fully and unconditionally guaranteed by certain wholly-owned domestic subsidiaries of the Company that guarantee the Company’s new $220 million credit facility that was entered into in August 2004 (the “Guarantor Subsidiaries”). The Company’s subsidiaries that do not guarantee the New Senior Notes are referred to as the “Non-Guarantor Subsidiaries”. The Guarantor Condensed Consolidating Financial Data presented below presents the statements of operations, balance sheets and statements of cash flow data (i) for Crompton Corporation (the “Parent Company”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Crompton Corporation’s historical reported financial information); (ii) for the Parent Company, alone (accounting for its Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) for the Guarantor Subsidiaries alone; and (iv) for the Non-Guarantor Subsidiaries alone.

Condensed Consolidating Statement of Operations

Year ended December 31, 2004

(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries

Net sales	$2,549,762	$(573,406)	$798,736	$937,034	$1,387,398

Cost of products sold	1,907,226	(573,406)	698,173	688,527	1,093,932
Selling, general and administrative	364,062	–	108,824	103,343	151,895
Depreciation and amortization	126,086	–	51,721	28,278	46,087
Research and development	49,577	–	9,119	19,064	21,394
Equity income	(14,109)	–	(94)	(12,049)	(1,966)
Facility closures, severance and related costs	63,115	–	29,396	11,737	21,982
Antitrust costs	113,736	–	–	113,736	–

Operating profit (loss)	(59,931)	–	(98,403)	(15,602)	54,074

Interest expense	78,441	–	74,877	2,138	1,426
Loss on early extinguishment of debt	20,063	–	20,063	–	–
Other (income) expense, net	(75,036)	–	2,470	(44,002)	(33,504)
Equity in net (earnings) loss of subsidiaries from continuing operations	–	153,555	(82,376)	(56,943)	(14,236)

Earnings (loss) from continuing operations before income taxes	(83,399)	(153,555)	(113,437)	83,205	100,388
Income tax expense (benefit)	(46,667)	–	(76,705)	4,537	25,501

Earnings (loss) from continuing operations	(36,732)	(153,555)	(36,732)	78,668	74,887
Gain (loss) on sale of discontinued operations	2,142	–	(3,358)	–	5,500

Net earnings (loss)	$(34,590)	$(153,555)	$(40,090)	$78,668	$80,387

Condensed Consolidating Balance Sheet

As of December 31, 2004

(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries

ASSETS

Current assets	$996,338	$–	$209,502	$153,959	$632,877
Intercompany receivables	–	(8,138,778)	3,469,703	1,246,738	3,422,337
Investment in subsidiaries	–	(3,687,987)	825,664	987,050	1,875,273
Property, plant and equipment	734,529	–	264,070	173,387	297,072
Cost in excess of acquired net assets	407,975	–	127,821	52,267	227,887
Other assets	539,867	–	324,311	175,389	40,167

Total assets	$2,678,709	$(11,826,765)	$5,221,071	$2,788,790	$6,495,613

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities	$709,169	$–	$206,716	$204,851	$297,602
Intercompany payables	–	(8,244,454)	4,381,595	1,238,000	2,624,859
Long-term debt	862,251	–	861,823	392	36
Other long-term liabilities	778,309	–	293,454	285,808	199,047

Total liabilities	2,349,729	(8,244,454)	5,743,588	1,729,051	3,121,544

Stockholders’ equity	328,980	(3,582,311)	(522,517)	1,059,739	3,374,069

Total liabilities and stockholders’ equity	$2,678,709	$(11,826,765)	$5,221,071	$2,788,790	$6,495,613

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2004

(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries

Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(34,590)	$(153,555)	$(40,090)	$78,668	$80,387
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operations:
Gain on sale of Gustafson joint venture	(92,938)	–	–	(74,707)	(18,231)
Gain on sale of discontinued operations	(2,142)	–	3,358	–	(5,500)
Loss on early extinguishment of debt	20,063	–	20,063	–	–
Depreciation and amortization	126,086	–	51,721	28,278	46,087
Equity income	(14,109)	–	(94)	(12,049)	(1,966)
Changes in assets and liabilities, net	33,906	153,555	(14,409)	(106,887)	1,647

Net cash provided by (used in) operations	36,276	–	20,549	(86,697)	102,424

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	151,219	–	24,867	105,272	21,080
Capital expenditures	(65,231)	–	(16,730)	(19,994)	(28,507)
Other investing activities	253	–	307	–	(54)

Net cash provided by (used in) investing activities	86,241	–	8,444	85,278	(7,481)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term borrowings	(490,006)	–	(490,006)	–	–
Proceeds from long-term borrowings	597,499	–	597,499	–	–
Payments on domestic credit facility	(57,000)	–	(57,000)	–	–
Proceeds from (payments on) short-term borrowings	44	–	–	(90)	134
Premium paid on early extinguishment of debt	(19,044)	–	(19,044)	–	–
Payments for debt issuance costs	(23,113)	–	(23,113)	–	–
Dividends paid	(22,931)	–	(22,931)	–	–
Other financing activities	8,606	–	7,702	700	204

Net cash (used in) provided by financing activities	(5,945)	–	(6,893)	610	338

CASH
Effect of exchange rates on cash	2,915	–	–	–	2,915

Change in cash	119,487	–	22,100	(809)	98,196
Cash at beginning of period	39,213	–	872	2,057	36,284

Cash at end of period	$158,700	$–	$22,972	$1,248	$134,480

Condensed Consolidating Statement of Operations

Year ended December 31, 2003

(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries

Net sales	$2,185,043	$(494,743)	$644,617	$835,628	$1,199,541

Cost of products sold	1,616,092	(494,743)	545,295	614,517	951,023
Selling, general and administrative	353,026	–	116,380	104,301	132,345
Depreciation and amortization	115,369	–	44,933	31,051	39,385
Research and development	51,467	–	12,861	18,165	20,441
Equity income	(13,169)	–	(109)	(10,199)	(2,861)
Facility closures, severance and related costs	19,560	–	8,837	6,800	3,923
Antitrust costs	77,716	–	–	77,716	–

Operating profit (loss)	(35,018)	–	(83,580)	(6,723)	55,285

Interest expense	89,653	–	81,425	8,990	(762)
Loss on early extinguishment of debt	24,699	–	24,699	–	–
Other (income) expense, net	5,383	–	8,925	13,199	(16,741)
Equity in net (earnings) loss of subsidiaries from continuing operations	–	41,209	(9,465)	(32,200)	456

Earnings (loss) from continuing operations before income taxes and cumulative effect of accounting change	(154,753)	(41,209)	(189,164)	3,288	72,332
Income tax expense (benefit)	(36,102)	–	(70,513)	5,803	28,608

Earnings (loss) from continuing operations before cumulative effect of accounting change	(118,651)	(41,209)	(118,651)	(2,515)	43,724
Earnings from discontinued operations	26,314	–	5,991	–	20,323
Gain on sale of discontinued operations	111,692	–	(9,859)	–	121,551
Cumulative effect of accounting change	(401)	–	(401)	–	–

Net earnings (loss)	$18,954	$(41,209)	$(122,920)	$(2,515)	$185,598

Condensed Consolidating Balance Sheet

As of December 31, 2003

(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries

ASSETS

Current assets	$810,454	$–	$202,628	$147,401	$460,425
Intercompany receivables	–	(7,614,816)	3,180,641	960,603	3,473,572
Investment in subsidiaries	–	(3,762,303)	752,573	1,175,815	1,833,915
Property, plant and equipment	774,612	–	299,321	179,541	295,750
Cost in excess of acquired net assets	418,607	–	135,522	54,844	228,241
Other assets	525,509	–	277,078	183,008	65,423

Total assets	$2,529,182	$(11,377,119)	$4,847,763	$2,701,212	$6,357,326

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities	$701,245	$–	$249,415	$221,213	$230,617
Intercompany payables	–	(7,668,705)	3,969,182	996,226	2,703,297
Long-term debt	754,018	–	754,018	–	–
Other long-term liabilities	771,210	–	337,335	255,274	178,601

Total liabilities	2,226,473	(7,668,705)	5,309,950	1,472,713	3,112,515

Stockholders’ equity	302,709	(3,708,414)	(462,187)	1,228,499	3,244,811

Total liabilities and stockholders’ equity	$2,529,182	$(11,377,119)	$4,847,763	$2,701,212	$6,357,326

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2003

(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries

Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$18,954	$(41,209)	$(122,920)	$(2,515)	$185,598
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operations:
Cumulative effect of accounting change	401	–	401	–	–
(Gain) loss on sale of discontinued operations	(111,692)	–	9,859	–	(121,551)
Loss on early extinguishment of debt	24,699	–	24,699	–	–
Depreciation and amortization	136,087	–	60,350	31,051	44,686
Equity income	(13,169)	–	(109)	(10,199)	(2,861)
Changes in assets and liabilities, net	(70,110)	41,209	150,416	12,750	(274,485)

Net cash (used in) provided by operations	(14,830)	–	122,696	31,087	(168,613)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	633,427	–	413,984	–	219,443
Capital expenditures	(87,591)	–	(22,751)	(26,046)	(38,794)
Other investing activities	1,707	–	1,779	–	(72)

Net cash provided by (used in) investing activities	547,543	–	393,012	(26,046)	180,577

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term notes	(478,380)	–	(476,315)	–	(2,065)
Proceeds from domestic credit facility	32,000	–	32,000	–	–
Payments on short-term borrowings	(1,824)	–	–	–	(1,824)
Premium paid on early extinguishment of debt	(23,804)	–	(23,804)	–	–
Dividends paid	(22,556)	–	(22,556)	–	–
Common shares acquired	(22,080)	–	(22,080)	–	–
Other financing activities	2,323	–	2,350	–	(27)

Net cash used in financing activities	(514,321)	–	(510,405)	–	(3,916)

CASH
Effect of exchange rates on cash	3,880	–	–	–	3,880

Change in cash	22,272	–	5,303	5,041	11,928
Cash at beginning of period	16,941	–	(4,431)	(2,984)	24,356

Cash at end of period	$39,213	$–	$872	$2,057	$36,284

Condensed Consolidating Statement of Operations

Year ended December 31, 2002

(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries

Net sales	$2,090,271	$(494,113)	$642,955	$830,353	$1,111,076

Cost of products sold	1,468,268	(494,113)	504,323	612,410	845,648
Selling, general and administrative	354,559	–	133,531	105,982	115,046
Depreciation and amortization	111,426	–	44,824	31,429	35,173
Research and development	54,285	–	14,523	21,958	17,804
Equity income	(7,917)	–	(89)	(6,248)	(1,580)
Facility closures, severance and related costs	17,969	–	9,169	5,792	3,008
Antitrust costs	6,306	–	–	6,306	–

Operating profit (loss)	85,375	–	(63,326)	52,724	95,977

Interest expense	101,704	–	83,975	11,312	6,417
Other (income) expense, net	38,021	–	54,528	549	(17,056)
Equity in net (earnings) loss of subsidiaries from continuing operations	–	116,272	(89,583)	(26,689)	–

Earnings (loss) from continuing operations before income taxes and cumulative effect of accounting change	(54,350)	(116,272)	(112,246)	67,552	106,616
Income tax expense (benefit)	(18,904)	–	(76,800)	15,396	42,500

Earnings (loss) from continuing operations before cumulative effect of accounting change	(35,446)	(116,272)	(35,446)	52,156	64,116
Earnings from discontinued operations	50,920	–	16,470	–	34,450
Cumulative effect of accounting change	(298,981)	–	(190,268)	(3,782)	(104,931)

Net earnings (loss)	$(283,507)	$(116,272)	$(209,244)	$48,374	$(6,365)

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2002

(In thousands)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries

Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(283,507)	$(116,272)	$(209,244)	$48,374	$(6,365)
Adjustments to reconcile net earnings (loss) to net cash provided by operations:
Cumulative effect of accounting change	298,981		190,268	3,782	104,931
Loss (gain) on sale of business units	34,705	–	40,374	–	(5,669)
Depreciation and amortization	146,550	–	71,846	31,429	43,275
Equity income	(7,917)	–	(89)	(6,248)	(1,580)
Changes in assets and liabilities, net	12,942	116,272	35,095	(42,341)	(96,084)

Net cash provided by operations	201,754	–	128,250	34,996	38,508

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	80,000	–	63,819	–	16,181
Capital expenditures	(100,309)	–	(29,954)	(34,499)	(35,856)
Other investing activities	(1,526)	–	2,497	–	(4,023)

Net cash provided by (used in) investing activities	(21,835)	–	36,362	(34,499)	(23,698)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term notes	(11,742)	–	–	–	(11,742)
Payments on domestic credit facility	(130,000)	–	(130,000)	–	–
Payments on short-term borrowings	(27,186)	–	(25,880)	–	(1,306)
Dividends paid	(22,698)	–	(22,698)	–	–
Other financing activities	6,415	–	6,487	–	(72)

Net cash used in financing activities	(185,211)	–	(172,091)	–	(13,120)

CASH
Effect of exchange rates on cash	727	–	–	–	727

Change in cash	(4,565)	–	(7,479)	497	2,417
Cash at beginning of period	21,506	–	3,048	(3,481)	21,939

Cash at end of period	$16,941	$–	$(4,431)	$(2,984)	$24,356

SUMMARIZED UNAUDITED QUARTERLY FINANCIAL DATA

(In thousands, except per share data)	2004

	First		Second	Third		Fourth

Net sales	$624,347		$646,740	$639,397		$639,278
Gross profit	$152,091		$164,116	$172,720		$153,609

Earnings (loss) from continuing operations	$60,953	(b)	$1,084	$(42,852	)(c)	$(55,917	)(d)
Gain on sale of discontinued operations	–		–	2,142		–

Net earnings (loss)	$60,953		$1,084	$(40,710)		$(55,917)

Basic and diluted per share data:
Earnings (loss) from continuing operations	$0.53		$0.01	$(0.37)		$(0.49)
Gain on sale of discontinued operations	–		–	0.02		–

Net earnings (loss)	$0.53		$0.01	$(0.35)		$(0.49)

(In thousands, except per share data)	2003

	First	Second	Third		Fourth

Net sales	$531,972	$532,901	$559,189		$560,981
Gross profit	$147,014	$138,264	$148,935		$134,738

Loss from continuing operations before cumulative effect of accounting change	$(6,718)	$(19,402)	$(34,502	)(e)	$(58,029	)(f)
Earnings from discontinued operations	12,965	10,292	3,057		–
Gain on sale of discontinued operations	–	–	111,692		–
Cumulative effect of accounting change	(401)	–	–		–

Net earnings (loss)	$5,846	$(9,110)	$80,247		$(58,029)

Basic and diluted per share data (a):
Loss from continuing operations before cumulative effect of accounting change	$(0.06)	$(0.17)	$(0.31)		$(0.52)
Earnings from discontinued operations	0.11	0.09	0.03		–
Gain on sale of discontinued operations	–	–	1.00		–
Cumulative effect of accounting change	–	–	–		–

Net earnings (loss)	$0.05	$(0.08)	$0.72		$(0.52)

(a)	The sum of the earnings per common share for the four quarters does not equal the total earnings per common share for 2003 due to quarterly changes in the average number of shares outstanding.
(b)	Earnings from continuing operations for the first quarter of 2004 includes a pre-tax gain on the sale of the Gustafson joint venture of $90.9 million.
(c)

The loss from continuing operations for the third quarter of 2004 includes pre-tax charges for facility closures, severance and related costs of $40.4 million and a loss on the early extinguishment of debt of $20.1 million related to the Company’s Refinancing.

(d)

The loss from continuing operations for the fourth quarter of 2004 includes pre-tax charges for antitrust costs of $96.9 million (including $93.1 million for the expected settlement of three direct purchaser class action lawsuits), facility closures, severance and related costs of $17.1 million, and $37.5 million primarily associated with a favorable tax audit settlement of the Company's 1998 through 2001 federal income tax returns.

(e)

The loss from continuing operations for the third quarter of 2003 includes pre-tax charges for the loss on early extinguishment of debt of $24.7 million and facility closures, severance, and related costs of $10.6 million.

(f)

The loss from continuing operations for the fourth quarter of 2003 includes pre-tax charges for antitrust costs of $51.5 million (including $45.2 million for the settlement of U.S. and Canadian antitrust fines).

Responsibility for Financial Statements

Management of the Company is responsible for the preparation and accuracy of the consolidated financial statements and accompanying notes. Such financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and have been audited by KPMG LLP, Independent Registered Public Accounting Firm, whose report is presented herein. The consolidated financial statements and accompanying notes include amounts determined using management’s best judgments and estimates.

The Company has a system of internal accounting and disclosure controls that includes (1) written financial policies and procedures; (2) an organization structure that segregates duties and defines authority; (3) a code of business conduct that provides guidance to employees, officers and directors with respect to business practices and procedures; (4) an anonymous hotline for the communication of illegal or unethical behavior; (5) on site audits and reviews performed by the Company’s internal audit group; (6) quarterly representations from key business functional and financial executives regarding the accuracy of the financial information being reported; and (7) quarterly disclosure committee meetings to evaluate the quality and effectiveness of internal controls for disclosures included in the financial statements filed with the Securities and Exchange Commission. This system of controls is designed to provide reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. Such controls are subject to continuous review and are monitored by the Company’s financial management, disclosure committee and internal audit group.

In addition, the Board of Directors pursues its oversight role for the financial statements through its Audit Committee, which consists solely of independent directors. The Audit Committee meets on a regular basis with representatives of management, the internal audit group and KPMG LLP.

/s/ Robert L. Wood
Robert L. Wood Chairman, President and Chief Executive Officer

/s/ Karen R. Osar
Karen R. Osar Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Crompton Corporation:

We have audited the accompanying consolidated balance sheets of Crompton Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crompton Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in the Asset Retirement Obligations note to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, “Asset Retirement Obligations” on January 1, 2003. As discussed in the Goodwill and Intangible Assets note to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effectiveness of, internal control over financial reporting.

/s/ KPMG LLP
Stamford, Connecticut March 14, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Crompton Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b), that Crompton Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Crompton Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: As of December 31, 2004, certain controls designed to prevent and detect errors related to income tax accounting did not operate effectively. Specifically, management of the Company did not complete a comprehensive and timely review of the income tax accounts which lead to misstatements in current taxes payable and certain deferred tax assets and liabilities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Crompton Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 14, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Crompton Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by COSO. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Crompton Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ KPMG LLP
Stamford, Connecticut
March 14, 2005

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Corporation's management has evaluated, under the supervision and with the participation of the Corporation's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Corporation's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this annual report. Based on that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures were not effective as of the end of the period covered by this annual report because of the material weakness discussed below.

(b) Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is identified in Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Management of the Company, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

During the course of its review of the Company's income tax accounts, the Company's auditors identified material misstatements in these accounts. Certain controls designed to prevent and detect these misstatements did not operate effectively. Management did not complete a comprehensive and timely review of the income tax accounts, which led to these misstatements in current income taxes payable and certain deferred tax assets and liabilities. The errors were corrected, prior to the filing of this Form 10-K.

Management believes that as of December 31, 2004, the aforementioned deficiencies resulted in more than a remote likelihood that a material misstatement of the income tax accounts and disclosures in the annual or interim consolidated financial statements would not have been prevented or detected. Accordingly, management has concluded that this represents a material weakness. Consequently, management concluded that as of December 31, 2004, the Company's internal control over financial reporting was not effective based on the criteria set forth above.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on management's assessment of the Company's internal control over financial reporting (see page 101).

(c) Remediation of Material Weakness

Subsequent to December 31, 2004 management had designed certain additional compensating controls intended to prevent and detect the aforementioned misstatements. These controls were implemented before the Company's Form 10-K was filed. Management believes these controls would have functioned effectively in detecting and preventing the errors before the Company filed its 2004 Form 10-K.

Management believes these additional compensating controls minimize the risk associated with this material weakness. These controls include the use of a registered public accounting firm to review the Company's income tax accounts and disclosures. In addition, the Company has engaged a registered public accounting firm to review its interim and year-end income tax accounting processes to assist the Company in identifying and implementing improvements in the timing and execution of accounting and control activities related to such processes.

(d) Changes in Internal Control over Financial Reporting

There was no change in the Corporation's internal control over financial reporting that occurred during the three month period ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information called for by this item concerning directors of the Corporation and committees of the Board of Directors is included in the definitive proxy statement for the Corporation’s Annual Meeting of Stockholders to be held on April 26, 2005, under the captions “Election of Two Directors,” “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, which is to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, and such information is incorporated herein by reference.

There is no family relationship between any of such directors, and there is no arrangement or understanding between any of them and any other person pursuant to which any such director was selected as a director or nominee.

Information called for by this item concerning Executive Officers is included in Part I pursuant to General Instruction G to Form 10-K.

The Corporation has adopted a written code of ethics, “Code of Business Conduct,” which is applicable to all Crompton directors, officers and employees, including the Corporation’s Chief Executive Officer, Chief Financial Officer, and principal accounting officer and controller and other executive officers performing similar functions (collectively, the “Selected Officers”). In accordance with the rules and regulations of the Securities and Exchange Commission, a copy of the Code of Business Conduct is publicly available on the Corporation’s website at www.cromptoncorp.com. The Corporation intends to disclose any amendments to or waivers from its code of ethics applicable to any Selected Officer or director on its website at www.cromptoncorp.com. The Code of Business Conduct may also be requested in print by writing to the Corporation’s Investor Relations Department at Crompton Corporation, 199 Benson Road, Middlebury, CT 06749 USA.

ITEM 11.	EXECUTIVE COMPENSATION

Information called for by this item is included in the definitive proxy statement for the Corporation’s Annual Meeting of Stockholders to be held on April 26, 2005, under the caption “Officers’ and Directors’ Compensation”, which is to be filed with the Commission pursuant to Regulation 14A and such information is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth herein, information called for by this item is included in the definitive proxy statement for the Corporation’s Annual Meeting of Stockholders to be held on April 26, 2005, under the captions “Principal Holders of Voting Securities” and “Security Ownership of Management”, which is to be filed with the Commission pursuant to Regulation 14A, and such information is incorporated herein by reference.

The following table provides information about shares of the Corporation’s common stock that may be issued upon the exercise of options, warrants and rights under the Corporation’s equity compensation plans as of December 31, 2004:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Plan Category
Equity compensation plans approved by security holders (1)	12,482,059	$10.2054	7,332,017	(2)
Equity compensation plans not approved by security holders (3)	749,839	$7.4310	163,993
Total	13,231,898	$10.0483	7,496,010

(1)

Includes Crompton Corporation 2001 Employee Stock Purchase Plan; Crompton Corporation 1998 Long-Term Incentive Plan; Crompton Corporation 1988 Long-Term Incentive Plan; and 1993 Stock Option Plan for Non-Employee Directors.

(2)	Includes 1,448,738 of common stock available for future issuance as of December 31, 2004 for the Crompton Corporation 2001 Employee Stock Purchase Plan.
(3)	Includes Crompton Corporation 2001 Employee Stock Option Plan.

Crompton Corporation 2001 Employee Stock Option Plan

On October 23, 2001, the Corporation’s Board of Directors approved the Crompton Corporation 2001 Employee Stock Option Plan (“2001 Plan”). The 2001 Plan was adopted without the approval of our stockholders. The 2001 Plan authorizes the Board of Directors to grant up to 1 million non-qualified stock options to key non-officer employees. Options under the 2001 Plan will be granted at prices not less than 100% of the fair market value of the underlying common shares on the date of grant and will expire not more than 10 years and one month from the date of grant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by this item is included in the definitive proxy statement for the Corporation’s Annual Meeting of Stockholders to be held on April 26, 2005, under the caption “Principal Accountant Fees and Services”, which is to be filed with the Commission pursuant to Regulation 14A, and such information is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
1.	Financial statements and Report of Independent Registered Public Accounting Firm, as required by Item 8 of this form appear on pages 53 through 102 of this Report.
(i)	Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002;
(ii)	Consolidated Balance Sheets for the years ended December 31, 2004 and 2003;
(iii)	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002;
(iv)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002;
(v)	Notes to Consolidated Financial Statements; and
(vi)	Report of Independent Registered Public Accounting Firm.
2.

Report and Consent of Independent Registered Public Accounting Firm (Exhibit 23), and Financial Statement Schedule II, Valuation and Qualifying Accounts, required by Regulation S-X are included on pages 117 and 118 of this Report.

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
2.9

Purchase and Exchange Agreement by and between the Registrant and General Electric Company dated April 24, 2003 (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K dated April 25, 2003).

2.10

Purchase Agreement by and among Crompton Corporation, as Crompton and Uniroyal Chemical Company, Inc. and GT Seed Treatment, Inc., as Sellers, and Bayer CropScience LP, as Purchaser and Gustafson LLC, as the Company, dated as of March 22, 2004 (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K dated March 31, 2004 (“March 31, 2004 8-K”).

2.11

Purchase Agreement by and between Crompton Co./Cie, as Seller, and Bayer CropScience Inc., as purchaser, dated as of March 22, 2004 (incorporated by reference to Exhibit 99.3 to the March 31, 2004 8-K”).

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
4.1

Rights Agreement dated as of September 2, 1999, by and between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A dated September 28, 1999).

4.2

Form of $600 Million 364-Day Credit Agreement dated as of October 28, 1999, by and among the Registrant, certain subsidiaries of the Registrant, various banks, The Chase Manhattan Bank, as Syndication Agent, Citibank, N.A., as Administrative Agent and Bank of America, N.A. and Deutsche Bank Securities Inc., as Co-Documentation Agents (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 1999 (“September 30, 1999 10-Q”)).

4.3

Form of $125 Million Amended and Restated 364-Day Credit Agreement dated as of September 24, 2001, among the Registrant, certain subsidiaries of the Registrant, various banks, The Chase Manhattan Bank, as Syndication Agent, Citibank, N.A., as Administrative Agent, Bank of America, N.A., as Documentation Agent and J.P. Morgan Securities Inc., as Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2001 (“September 30, 2001 10-Q”)).

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

4.5

Waiver No. 1 dated as of June 30, 2001, to the 364-Day Credit Agreement dated as of October 28, 1999 as amended as of October 26, 2000, among the Registrant, certain subsidiaries of the Registrant, various banks, The Chase Manhattan Bank, as Syndication Agent, Citibank, N.A., as Administrative Agent and Bank of America, N.A. and Deutsche Bank Securities Inc., as Co- Documentation Agents (incorporated by reference to Exhibit No. 4.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 (“June 30, 2001 10-Q”)).

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

4.9

Third Amendment dated as of May 8, 2002, to the Five-Year Credit Agreement dated as of October 28, 1999, by and among the Registrant, certain subsidiaries of the Registrant, various banks, JPMorgan Chase (formerly known as The Chase Manhattan Bank), as Syndication Agent, Citicorp USA, Inc. (as successor to Citibank, N.A.), as Administrative Agent and Bank of America, N.A. and Deutsche Bank Securities Inc. (formerly known as Deutsche Bank Alex Brown Inc.), as Co-Documentation Agents (incorporated by reference to Exhibit 4.1 to the Registrant’s June 30, 2002 10-Q).

4.10

Fourth Amendment dated as of June 20, 2003, to the Five-Year Credit Agreement dated as of October 28, 1999, by and among the Registrant, certain subsidiaries of the Registrant, various banks, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Syndication Agent, Citicorp, USA, Inc. (as successor to Citibank, N.A. in its capacity as Administrative Agent, and Bank of America, N.A. and Deutsche Bank Securities Inc. (formerly known as Deutsche Bank Alex Brown Inc.) as Co-Documentation Agents (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K dated June 26, 2003).

4.11

Fifth Amendment and Waiver dated as of October 17, 2003, to the Five-Year Credit Agreement dated as of October 28, 1999, by and among the Registrant, certain subsidiaries of the Registrant, various banks, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Syndication Agent, Citicorp USA, Inc. (as successor to Citibank, N.A. in its capacity as Administrative Agent), as Administrative Agent, and Bank of America, N.A. and Deutsche Bank Securities Inc. (formerly known as Deutsche Bank Alex Brown Inc.) as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003 (“September 30, 2003 10-Q”)).

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

4.14

Waiver No. 2 dated as of March 26, 2004, to the Five-Year Credit Agreement dated as of October 28, 1999, by and among the Registrant, certain subsidiaries of the Registrant, various banks, JPMorgan Chase Bank, as syndication Agent; CitiCorp USA, Inc. (as successor to Citibank, N.A. in its capacity as Administrative Agent), as Administrative Agent; and Bank of America, N.A. and Deutsche Bank Securities Inc. (formerly known as Deutsche Banc Alex Brown Inc.), as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004 (“March 31, 2004 10-Q”).

4.15

Amendment pursuant to Waiver No. 3 dated as of July 1, 2004, to the Five-Year Credit Agreement dated as of October 28, 1999, by and among the Registrant, certain subsidiaries of the Registrant, various banks, JPMorgan Chase Bank, as Syndication Agent; CitiCorp USA, Inc. (as successor to Citibank, N.A. in its capacity as Administrative Agent), as Administrative Agent; and Bank of America, N.A. and Deutsche Bank Securities Inc. (formerly known as Deutsche Banc Alex Brown Inc.) as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (“June 30, 2004 10-Q).

4.16

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

4.17

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

4.18

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

4.19

Form of First Supplemental Indenture, dated February 1, 1996, by and among Witco, Chase Manhattan Bank, N.A., the Initial Trustee, and Fleet National Bank of Connecticut, the Note Trustee, relating to Witco’s 6 1/8% Notes due 2006 and 6 7/8% Notes due 2026 (incorporated by reference to Registration Statement on Form S-3, Registration Number 33-065203, filed January 25, 1996).

4.20

Form of $600 Million of 8.50% Senior Notes due 2005, dated June 9, 2000, registered for public trading with the Securities and Exchange Commission and issued in exchange for identical securities sold in March 2000, which were not registered for public trading (incorporated by reference to Exhibit 4 of the Registrant’s Form 10-Q for the quarter ended June 30, 2000).

4.21

Second Supplemental Indenture, dated as of August 5, 2004, between Crompton Corporation and U.S. Bank, National Association, to the 1993 Indenture (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-4 Registration Number 333-119641, filed on October 8, 2004 (“2004 Form S-4”)).

4.22

Indenture, dated as of August 16, 2004, among Crompton Corporation, the Guarantors listed on Schedule A thereto, Wells Fargo Bank, National Association, as trustee and Deutsche Bank Trust Company Americas as Note Custodian, Paying Agent and Registrar, relating to the Registrant’s 9 7/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.5 of the 2004 S-4).

4.23

Indenture, dated as of August 16, 2004, among Crompton Corporation, the Guarantors listed on Schedule A thereto, Wells Fargo Bank, National Association, as trustee and Deutsche Bank Trust Company Americas as Note Custodian, Paying Agent and Registrar, relating to the Registrant’s Senior Floating Rate Notes due 2010 (incorporated by reference to Exhibit 4.6 of the 2004 S-4).

10.1+	Supplemental Medical Reimbursement Plan (incorporated by reference to Exhibit 10(n) to the Crompton & Knowles Form 10-K for the fiscal year ended December 27, 1980 (“1980 Form 10-K”)).
10.2+	Supplemental Dental Reimbursement Plan (incorporated by reference to Exhibit 10(o) to the 1980 Form 10-K).
10.3+

Form of Employment Agreement dated as of July 29, 2002, by and between the Registrant and various of its executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended September 30, 2002 (“September 30, 2002 Form 10-Q”)).

10.4+

Form of Employment Agreement dated as of August 21, 1996, between a subsidiary of the Registrant and three executive officers of the Registrant (incorporated by reference to Exhibit 10.28 to the UCC/Uniroyal Form 10-K for the fiscal year ended September 28, 1996 (“1996 Form 10-K”)).

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

10.8(i)+

Crompton Corporation Benefit Equalization Plan, amended as of April 30, 2002 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the period ended March 31, 2002 (“March 31, 2002 Form 10-Q”)).

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

10.10+	Amended Crompton Corporation 1988 Long Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s 2001 Form 10-K).
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

10.172

First Amendment dated as of January 17, 2003, to the Amended and Restated Receivables Sale Agreement, dated as of January 18, 2002, among Crompton & Knowles Receivables Corporation, as the Seller, the Registrant, as the Initial Collection Agent, ABN AMRO Bank N.V., as the Agent, certain liquidity providers, ABN AMRO Bank, N.V., as the Enhancer, and Amsterdam Funding Corporation (incorporated by reference to Exhibit 10.202 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002).

10.173

Form of Receivables Purchase Agreement, dated as of December 11, 1998, by and among Crompton & Knowles, as Initial Collection Agent, and certain of its subsidiaries, as Sellers, Crompton & Knowles Receivables Corporation, as Buyer, and ABN AMRO Bank N.V., as Agent (incorporated by reference to Exhibit 10.292 to the 1998 Form 10-K).

10.174

Amendment Number 1 dated as of December 9, 1999, to the Receivables Purchase Agreement, dated as of December 11, 1998, by and among CK Witco Corporation (as successor by merger to Crompton & Knowles), as Initial Collection Agent, and certain of its subsidiaries, as Sellers, Crompton & Knowles Receivables Corporation, as Buyer, and ABN AMRO Bank N.V., as Agent (incorporated by reference to Exhibit 10.265 to Form 10-K for the fiscal year ended December 31, 2000 (“2000 Form 10-K”)).

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

10.177

Amendment Number 4 dated as of April 15, 2003, to the Receivables Purchase Agreement dated as of December 11, 1998, by and among the Registrant (as successor to Crompton & Knowles), as initial Collection Agent, and certain of its subsidiaries, as Sellers, Crompton & Knowles Receivables Corporation, as Buyer, and ABN AMRO Bank N.V., as Agent (incorporated by reference to Exhibit 10.2 to the 10-Q for the quarter ended March 31, 2003 (“March 31, 2003 10-Q”).

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

10.18

Sixth Amendment dated as of April 15, 2004, to the Amended and Restated Receivables Sales Agreement dated as of January 18, 2002, by and among Crompton & Knowles Receivables Corporation, as Seller, the Registrant, as the Initial Collection Agent, and ABN AMRO Bank, N.V., as Enhancer and Agent (incorporated by reference to Exhibit 10.2 to the March 31, 2004 10-Q).

10.19

Supplement No. 1 dated as of March 26, 2004, to the Security Agreement dated as of December 21, 2001, among the Registrant, various subsidiaries of the Registrant, and Citicorp USA, Inc., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the March 31, 2004 10-Q).

10.20

Settlement Agreement dated August 11, 2004, between Crompton Corporation and plaintiff class representatives (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 11, 2004).

10.21+

Change in Control Agreements dated as of September 13, 2004, between Crompton Corporation and each of Karen R. Osar, Myles S. Odaniell, Lynn A. Schefsky, and Gregory E. McDaniel (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 15, 2004).

10.22

Credit Agreement, dated as of August 16, 2004, among Crompton Corporation, the Lenders from time to time party thereto, Deutsche Bank AG, Cayman Islands Branch, as Deposit Bank and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.43 to the 2004 Form S-4).

10.23

Second Amended and Restated Receivables Sale Agreement, dated as of August 16, 2004, among Crompton & Knowles Receivables Corporation, as Seller, Crompton Corporation, as the Initial Collection Agent, ABN AMRO Bank N.V., as the Agent, the Liquidity Providers from time to time party thereto, and Amsterdam Funding Corporation (incorporated by reference to Exhibit 10.44 to the 2004 Form S-4).

10.24

Amendment Number 5 dated as of August 16, 2004, to the Receivables Purchase Agreement dated as of December 11, 1998, by and among Crompton Corporation (as successor to Crompton & Knowles), as initial Collection Agent, and certain of its subsidiaries, as Sellers, Crompton & Knowles Receivables Corporation, as Buyer, and ABM AMRO Bank N.W., as Agent (incorporated by reference to Exhibit 10.45 to the 2004 Form S-4).

10.25

Registration Rights Agreement, dated as of August 16, 2004, among Crompton Corporation, and the subsidiaries of Crompton Corporation listed on Schedule I attached thereto, Deutsche Bank Securities Inc., Bank of America Securities LLC, Citigroup Global Markets Inc. and Credit Suisse First Boston LLC as initial purchasers (incorporated by reference to Exhibit 10.46 to the 2004 Form S-4).

10.26

Security Agreement, dated as of August 16, 2004, among Crompton Corporation, certain of its subsidiaries from time to time party thereto and Deutsche Bank AG New York Branch as Collateral Agent (incorporated by reference to Exhibit 10.47 of the 2004 Form S-4).

10.27

Pledge Agreement, dated as of August 16, 2004, among Crompton Corporation, certain of its subsidiaries from time to time party thereto and Deutsche Bank AG New York Branch, as Pledgee (incorporated by reference to Exhibit 10.48 to the 2004 Form S-4).

10.28

Subsidiaries Guaranty, dated as of August 16, 2004, among certain subsidiaries of Crompton Corporation and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.49 of the 2004 form S-4).

10.29+	Amended Crompton Corporation 1998 Long Term Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s 2001 Form 10-K).
10.30+

Amended and Restated Employment Agreement by and between Crompton & Knowles and Vincent A. Calarco dated May 31, 1999 (incorporated by reference to Exhibit 10.1 to the Crompton & Knowles Form 10-Q for the quarter ended June 26, 1999).

10.31+

Form of Merger Synergy Restricted Stock Agreement, dated as of October 19, 1999, by and between the Registrant and various of its executive officers (incorporated by reference to Exhibit 10.32 to the 1999 Form 10-K).

10.32+

Form of Supplemental Retirement Agreement, dated as of October 21, 1999, by and between the Registrant and various of its executive officers (incorporated by reference to Exhibit 10.35 of the 1999 Form 10-K).

10.33+

Form of 2001-2002 Long Term Incentive Award Agreement, dated as of January 31, 2001, by and between the Registrant and various of its executive officers (incorporated by reference to Exhibit 10 to the 10-Q for the quarter ended March 31, 2001).

10.34+

Form of 2001 Management Incentive Plan dated as of March 20, 2001, by and between the Registrant and various key management personnel (incorporated by reference to Exhibit 10.26+ to the Registrant’s 2001 Form 10-K).

10.35+

Form of 2002 Management Incentive Plan dated as of February 8, 2002, by and between the Registrant and various key management personnel (incorporated by reference to Exhibit 10.27+ to the Registrant’s 2001 Form 10-K).

10.36+

Form of 2002-2004 Long-Term Incentive Award Agreement, dated as of March 26, 2002, by and between the Registrant and various of its executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2002 Form 10-Q).

10.37+

Form of 2003 Management Incentive Plan dated as of April 28, 2003 by and between the Registrant and various key management personnel (incorporated by reference to Exhibit 10.26 to Form 10-K for the fiscal year ended December 31, 2003 (“2003 Form 10-K”).

10.38+

Form of Amendment 2003-1 to the Supplemental Retirement Agreement dated various dates in December 2003 by and between the Registrant and various of its executive officers (incorporated by reference to Exhibit 10.27 to the 2003 Form 10-K).

10.39+	Employment Agreement by and between the Registrant and Robert L. Wood dated January 7, 2004 (incorporated by reference to Exhibit 10.28 to the 2003 Form 10-K).

10.40+

Form of 2004 Management Incentive Plan dated as of February 18, 2004 by and between the Registrant and various key management personnel (incorporated by reference to Exhibit 10.29 to the 2003 Form 10-K).

10.41+

Form of 2004-2006 Long Term Incentive Award Agreement dated February 3, 2004 by and between the Registrant and various of its executive officers (incorporated by reference to Exhibit 10.30 to the 2003 Form 10-K).

10.42+	Separation Agreement dated April 27, 2004 by and between the Registrant and Vincent A. Calarco (incorporated by reference to Exhibit 10.2 to the Registrant’s June 30, 2004 Form 10-Q).
10.43+	Separation Agreement dated June 22, 2004 by and between the Registrant and Peter Barna (incorporated by reference to Exhibit 10.3 to the Registrant’s June 30, 2004 Form 10-Q).
10.44+	Consulting Agreement dated June 7, 2004 by and between the Registrant and Vincent A. Calarco (incorporated by reference to Exhibit 10.4 to the Registrant’s June 30, 2004 Form 10-Q).
10.45+

Form of Stock Option Agreement (undated) by and between the Registrant and various of its executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated November 29, 2004 (“November 29, 2004 Form 8-K”)).

10.46+	Form of Restricted Stock Agreement (undated) by and between the Registrant and various of its executive officers (incorporated by reference to Exhibit 10.2 to the November 29, 2004 Form 8-K).
10.47+	Form of Crompton Corporation Summary of Compensation and Benefits for Non-Employee Directors, dated March 2005.*
10.48+	Separation Agreement dated December 31, 2004, by and between the Registrant and Alfred F. Ingulli (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated January 4, 2005).

10.49

Form of Global Settlement Agreement dated January 11, 2005, by and between the Registrant and Uniroyal and the Class Plaintiffs, both indificually and on behalf of the Class Members, pertaining to the class action lawsuits in rubber chemicals, EPDM and nitrile rubber.*

10.50+

Form of 2005 Management Incentive Program, effective February 23, 2005, by and between the Registrant and various key management personnel (incorporated by reference to Exhibit 10.2 to the Registrant’s 8-K dated February 28, 2005 (February 28, 2005 8-K)).

10.51+

Form of 2005-2007 Long-Term Incentive Award Agreement, effective February 23, 2005, by and between the Registrant and various key management personnel (incorporated by reference to Exhibit 10.2 to the February 28, 2005 8-K).

10.52+

Form of Supplemental Savings Plan, effective January 1, 2005, by and between the Registrant and various key management personnel (incorporated by reference to Exhibit 10.1 to the February 28, 2005 8-K).

21	Subsidiaries of the Registrant.*
23	Consent of Independent Registered Public Accounting Firm. (See Item 15(a) 2 herein.).*
24	Form of Power of Attorney from directors and executive officers of the Registrant authorizing signature of this report.* (Original on file at principal executive offices of Registrant.).
31.1	Certification of Periodic Financial Reports by the Registrant’s Chief Executive Officer (Section 302).*
31.2	Certification of Periodic Financial Reports by the Registrant’s Chief Financial Officer (Section 302).*
32.1	Certification of Periodic Financial Reports by the Registrant’s Chief Executive Officer (Section 906) .*

32.2	Certification of Periodic Financial Reports by the Registrant’s Chief Financial Officer (Section 906).*

  *  Copies of these Exhibits are filed with this annual report on Form 10-K provided to the Securities and Exchange Commission and the New York Stock Exchange.

  +  This Exhibit is a compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROMPTON CORPORATION (Registrant)
Date: March 16, 2005	By:	/s/ Karen R. Osar
Karen R. Osar Executive Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title

Robert L. Wood*	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

Karen R. Osar	Executive Vice President (Chief Financial Officer)

Michael F. Vagnini*	Senior Vice President and Controller (Principal Accounting Officer)

Robert A. Fox*	Director

Roger L. Headrick*	Director

Leo I. Higdon, Jr.*	Director

C. A. Piccolo*	Director

Bruce F. Wesson*	Director

Patricia K. Woolf*	Director

Date: March 16, 2005	*By:	/s/ Karen R. Osar
Karen R. Osar as attorney-in-fact

Exhibit 23

Consent and Report of Independent Registered Public Accounting Firm

The Board of Directors

Crompton Corporation:

Under date of March 14, 2005, we reported on the consolidated balance sheets of Crompton Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three–year period ended December 31, 2004, which are included in this Form 10–K for the year 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule included in this Form 10–K for the year 2004. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We consent to the incorporation by reference in the registration statements (Nos. 33-21246, 33-42280, 33-67600, 333-62429, 333-87035, 333-60422, 333-71030, 333-71032, and 333-87886) on Form S–8 and the registration statement (No. 333-119641) on Form S-4 of Crompton Corporation of our reports, dated March 14, 2005, with respect to the consolidated financial statements and related financial statement schedule, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting included herein.

Our report on the consolidated financial statements refers to the adoption of Statement of Financial Accounting Standards No. 143, “Asset Retirement Obligations” in 2003 and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” in 2002.

/s/ KPMG LLP
Stamford, Connecticut March 16, 2005

Schedule II

Valuation and Qualifying Accounts

(In thousands of dollars)

	Balance at beginning of year	Additions charged to costs and expenses	Deductions		Other (4)	Balance at end of year

Fiscal Year ended December 31, 2004:
Allowance for doubtful accounts	$17,814	$9,328	$(5,296)	(1)	$429	$22,275
Accumulated amortization of other intangible assets	87,655	18,073	(10,015)	(2)	799	96,512
Reserve for customer rebates	27,448	71,974	(69,515)	(3)	(70)	29,837

Fiscal Year ended December 31, 2003:
Allowance for doubtful accounts	$16,291	$5,087	$(4,031)	(1)	$467	$17,814
Accumulated amortization of other intangible assets	74,592	14,521	(2,851)	(2)	1,393	87,655
Reserve for customer rebates	21,810	52,050	(47,004)	(3)	592	27,448

Fiscal Year ended December 31, 2002:
Allowance for doubtful accounts	$17,485	$5,157	$(6,509)	(1)	$158	$16,291
Accumulated amortization of other intangible assets	62,495	11,557	(678)		1,218	74,592
Reserve for customer rebates	25,726	52,906	(57,112)	(3)	290	21,810

(1)	Represents primarily accounts written off as uncollectible (net of recoveries).
(2)	Represents primarily the write-off of fully amortized intangible assets.
(3)	Represents primarily payments to customers.
(4)	Represents primarily the translation effect of accounts denominated in foreign currencies.