Form 10-Q
period 2005-05-09
CROMPTON CORP
filed 2005-05-09
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[X]	Yes	[ ]	No

The number of shares of common stock outstanding as of the latest practicable date, is as follows:
Class Common Stock - $.01 par value			Outstanding at March 31, 2005 117,476,302

CROMPTON CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements and Accompanying Notes

CROMPTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
First quarter ended March 31, 2005 and 2004
(In thousands of dollars, except per share data)

	2005	2004

Net sales	$589,730	$555,509

Cost of products sold	418,669	430,988
Selling, general and administrative	61,271	71,321
Depreciation and amortization	30,126	28,880
Research and development	10,511	11,399
Equity income	(88)	(9,627)
Facility closures, severance and related costs	158	2,411
Antitrust costs	3,166	4,053

Operating profit	65,917	16,084
Interest expense	24,406	17,925
Other (income) expense, net	8,799	(92,754)

Earnings from continuing operations before
income taxes	32,712	90,913
Income tax expense	14,483	30,120

Earnings from continuing operations	18,229	60,793
Earnings from discontinued operations	2,206	160
Net earnings	$20,435	$60,953

Basic earnings per common share:
Earnings from continuing operations	$0.16	$0.53
Earnings from discontinued operations	0.02	-

Net earnings	$0.18	$0.53

Diluted earnings per common share:
Earnings from continuing operations	$0.15	$0.53
Earnings from discontinued operations	0.02	-

Net earnings	$0.17	$0.53

Dividends per common share	$0.05	$0.05

See accompanying notes to condensed consolidated financial statements.

CROMPTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2005 (Unaudited) and December 31, 2004
(In thousands of dollars)

	March 31,	December 31,
	2005	2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$118,411	$158,700
Accounts receivable	267,106	242,435
Inventories	404,093	383,635
Other current assets	153,254	165,554
Assets held for sale	95,877	97,252

Total current assets	1,038,741	1,047,576

NON-CURRENT ASSETS
Property, plant and equipment	674,137	694,925
Cost in excess of acquired net assets	401,288	407,975
Other assets	525,823	528,233

	$2,639,989	$2,678,709

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term borrowings	$14,137	$4,294
Accounts payable	207,593	231,473
Accrued expenses	307,460	338,709
Income taxes payable	99,916	107,686
Other current liabilities	21,265	23,555
Liabilities held for sale	3,866	3,452

Total current liabilities	654,237	709,169

NON-CURRENT LIABILITIES
Long-term debt	877,927	862,251
Pension and post-retirement health care liabilities	557,595	566,759
Other liabilities	214,951	211,550

STOCKHOLDERS' EQUITY
Common stock	1,192	1,192
Additional paid-in capital	1,033,291	1,032,282
Accumulated deficit	(633,051)	(647,678)
Accumulated other comprehensive loss	(49,651)	(22,372)
Treasury stock at cost	(16,502)	(34,444)

Total stockholders' equity	335,279	328,980

	$2,639,989	$2,678,709

See accompanying notes to condensed consolidated financial statements.

CROMPTON CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
First quarter ended March 31, 2005 and 2004
(In thousands of dollars)

Increase (decrease) in cash	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$20,435	$60,953
Adjustments to reconcile net earnings to net
cash used in operations:
Gain on sale of Gustafson joint venture	-	(90,938)
Depreciation and amortization	32,135	30,854
Equity income	(88)	(9,627)
Changes in assets and liabilities, net:
Accounts receivable	(40,606)	(42,642)
Accounts receivable - securitization	1,596	(20,333)
Inventories	(30,168)	(4,475)
Accounts payable	(20,490)	(1,807)
Other	(32,834)	15,768

Net cash used in operations	(70,020)	(62,247)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	11,797	129,516
Capital expenditures	(13,978)	(16,640)
Other investing activities	(28)	391

Net cash (used in) provided by investing activities	(2,209)	113,267

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) domestic credit facility	25,000	(49,400)
(Payments on) proceeds from short-term borrowings	(162)	727
Dividends paid	(5,808)	(5,727)
Proceeds from exercise of stock options	13,333	4
Other financing activities	991	167

Net cash provided by (used in) financing activities	33,354	(54,229)

CASH
Effect of exchange rates on cash	(1,414)	(138)

Change in cash	(40,289)	(3,347)
Cash at beginning of period	158,700	39,213

Cash at end of period	$118,411	$35,866

See accompanying notes to condensed consolidated financial statements.

CROMPTON CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

ACCOUNTING POLICIES

Presentation of Condensed Consolidated Financial Statements

The information in the foregoing condensed consolidated financial statements for the first quarter ended March 31, 2005 and March 31, 2004 is unaudited, but reflects all adjustments that are of a normal recurring nature, which in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented. The foregoing condensed consolidated financial statements include the accounts of Crompton Corporation and its wholly-owned and majority owned subsidiaries, which are collectively referred to as "the Company." Other affiliates in which the Company has a 20% to 50% ownership are accounted for in accordance with the equity method.

As a result of the agreement to sell the Refined Products business to Sun Capital Partners Group, Inc. announced on March 18, 2005, the accompanying condensed consolidated financial statements reflect the Refined Products business as a discontinued operation. The operations of the Refined Products business have been classified as earnings from discontinued operations (net of tax) and the estimated carrying amount of the assets being sold and of the liabilities being transferred have been reflected as assets and liabilities held for sale for all periods presented. The condensed consolidated statements of cash flows have not been adjusted to reflect the discontinued operation and thus include the cash flows of the Refined Products business for all periods presented. Refer to the discontinued operations footnote for further information.

Certain financial information and footnote disclosures included in the annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 2004 Annual Report on Form 10-K. The consolidated results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results expected for the full year.

Operating Costs and Expenses

Cost of products sold includes all costs incurred in manufacturing products, including raw materials, direct manufacturing costs and manufacturing overhead. Cost of products sold also includes warehousing, distribution, engineering (other than polymer processing equipment design engineering), purchasing, customer service and environmental, health and safety functions, and shipping costs for outbound product shipments. Selling, general and administrative expenses (SG&A) include costs and expenses related to the following functions and activities: selling, advertising, polymer processing equipment design engineering, information technology, legal, provision for doubtful accounts, corporate facilities and corporate administration. SG&A also includes accounting, finance and human resources, excluding direct support in manufacturing operations, which is included as cost of products sold. Research and development expenses (R&D) include basic and applied research and development activities of a technical and non-routine nature. R&D costs are expensed as incurred. Costs of products sold, SG&A and R&D expenses exclude depreciation and amortization expenses, which are presented on a separate line in the condensed consolidated statements of earnings.

Included in cost of products sold are shipping costs of $15.7 million and $16.7 million for the first quarters ended March 31, 2005 and March 31, 2004, respectively.

Other

Included in the Company's condensed consolidated balance sheets at March 31, 2005 and December 31, 2004, is approximately $15 million and $20 million, respectively, of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year. In addition, at March 31, 2005, the Company had approximately $58.2 million in a cash collateral account that is restricted to pay current and future litigation liabilities, including related legal costs.

Included in accounts receivable are allowances for doubtful accounts of $22.6 million at March 31, 2005 and $22.3 million at December 31, 2004.

Accumulated depreciation amounted to $854.3 million at March 31, 2005 and $835.6 million at December 31, 2004.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year condensed consolidated statement of earnings, including the reclassification of shipping costs from SG&A to cost of products sold to provide comparability to other entities in the Company's business sector.

STOCK-BASED COMPENSATION

As permitted under Financial Accounting Standards Board (FASB) Statements No. 123, "Accounting for Stock-Based Compensation" and No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company elected to continue its historical method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Under APB 25, compensation expense for fixed plans is recognized based on the difference between the exercise price and the stock price on the date of grant. Since the Company's fixed plan awards have been granted with an exercise price equal to the stock price on the date of grant, no compensation expense has been recognized in the statement of operations for these awards. However, compensation expense has been recognized for the restricted stock awards under the Company's long-term incentive programs in accordance with the provisions of APB 25, which would be unchanged under FASB Statements No. 123 and No. 148. In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment", which replaces FASB Statement No. 123 and supercedes APB Opinion No. 25. FASB Statement No. 123 (revised 2004) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value, beginning with the first interim period after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission announced that the effective date of Statement No. 123 (revised 2004) will be suspended until the beginning of the first fiscal year beginning after June 15, 2005. The Company is in the process of reviewing the accounting impact of these awards under FASB Statement No. 123 (revised 2004).

The following table illustrates the effect on net earnings (loss) and related per share amounts as if the Company had applied the fair value recognition provisions of Statements No. 123 and No. 148 to all stock-based employee compensation awards.

	First quarter ended

(In thousands, except per share data)	2005	2004

Net earnings, as reported	$20,435	$60,953
Stock-based employee compensation expense
included in net earnings, net of tax	872	314
Total stock-based employee compensation determined under
fair value based accounting method for all awards, net of tax	(2,212)	(1,187)

Pro forma net earnings	$19,095	$60,080

Basic earnings per share:
Basic - as reported	$0.18	$0.53
Basic - pro forma	$0.16	$0.52

Diluted earnings per share:
Diluted - as reported	$0.17	$0.53
Diluted - pro forma	$0.16	$0.52

FACILITY CLOSURES, SEVERANCE AND RELATED COSTS

During the first quarter of 2004, the Company appointed a new President and CEO, and the former Chairman, President and CEO; Senior Vice President and CFO; and certain other executives elected to retire. As a result of this reorganization, the Company completed the separation agreements for the former Chairman, President and CEO, Senior Vice President and CFO, and other executives and recorded a pre-tax charge of $2.8 million for severance and related costs in 2004. During the first quarter of 2005, the Company reversed $0.2 million of the 2004 charge to adjust for reserves no longer deemed necessary. Payments and non-cash activity related to this charge were $1.1 million during 2004 and $0.4 million during the first quarter of 2005. The remaining reserve balance at March 31, 2005 was $1.1 million.

In 2004, the Company completed an activity-based restructuring initiative, including a voluntary severance program, intended to structure the Company's operations in a more efficient and cost effective manner. As a result of the voluntary program, 137 U.S. based employees voluntarily elected to terminate their employment. In addition, the Company is in the process of involuntarily terminating approximately 500 worldwide employees as a result of the activity-based restructuring initiative, of which approximately 439 have been terminated as of March 31, 2005. During 2004, the Company recorded pre-tax charges of $54 million for facility closures, severance and related costs. The Company recorded additional charges during the first quarter of 2005 of $2.3 million. The related reserve activity is as follows:

(In thousands)	Severance and Related Costs (a)	Asset Write-offs (b)	Other Facility Closure Costs (c)	Total

2004 charge:
Continuing operations	$50,556	$138	$3,030	$53,724
Discontinued operations	306	-	-	306
Cash payments	(9,061)	-	(1,439)	(10,500)
Non-cash charges	(1,748)	(138)	-	(1,886)

Balance at December 31, 2004	40,053	-	1,591	41,644
2005 charge	1,914	-	391	2,305
Cash payments	(14,412)	-	(723)	(15,135)
Non-cash charges	84	-	-	84

Balance at March 31, 2005	$27,639	$-	$1,259	$28,898

  Includes domestic and international severance, benefits and related pension curtailments.
  Includes asset write-offs related to sites closed as a result of the activity-based initiative.
  Includes consulting costs that have been incurred, which were directly related to developing and implementing the activity-based restructuring initiative, and other contractual obligations related to closed sites.

  During the fourth quarter of 2004, the Enenco joint venture, in which the Company owned a 50 percent interest, closed its manufacturing facility in Memphis, TN. As a result of the closure, the Company recorded a pre-tax charge of $4.6 million to facility closures, severance and related costs, which included $2.3 million related to the write-off of the Company's investment in affiliate, $1.8 million for environmental decommissioning and demolition costs and $0.5 million for other closure related costs. During the first quarter of 2005, the Company obtained the remaining 50 percent interest from its joint venture partner and as a result has accounted for Enenco as a wholly-owned subsidiary of the Company. This transaction resulted in a pre-tax credit to facility closures, severance and related costs of $2 million primarily due to recoveries from the joint venture partner of $1.1 million, adjustments to third party accruals of $0.7 million and adjustments to decommissioning and demolition reserves of $0.2 million.

  In July 2003, the Company announced a cost reduction program to eliminate, at a minimum, overhead expenses previously absorbed by the OrganoSilicones business. The related reserve activity is as follows:

(In thousands)	Severance and Related Costs	Other Facility Closure Costs	Total

Balance at December 31, 2003	$9,726	$605	$10,331
2004 charge	558	7	565
Cash payments	(8,596)	(529)	(9,125)

Balance at December 31, 2004	1,688	83	1,771
2005 reserve adjustment	(30)	-	(30)
Cash payments	(317)	-	(317)

Balance at March 31, 2005	$1,341	$83	$1,424

  As a result of the cost reduction initiative that began in 2001 and the relocation of the Company's headquarters from Greenwich, CT to Middlebury, CT that began in 2002, the Company recorded pre-tax charges for facility closures, severance and related costs. The related reserve activity is summarized as follows:

(In thousands)	Severance and Related Costs (d)	Asset Write-offs and Impairments (e)	Other Facility Closure Costs (f)	Total

Balance at December 31, 2003	$8,392	$-	$4,075	$12,467
2004 charge	(1,492)	559	14	(919)
Cash payments	(5,474)	-	(2,537)	(8,011)
Non-cash charges	(370)	(559)	-	(929)

Balance at December 31, 2004	1,056	-	1,552	2,608
2005 charge	(6)	-	51	45
Cash payments	(282)	-	(326)	(608)

Balance at March 31, 2005	$768	$-	$1,277	$2,045

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

DISCONTINUED OPERATIONS

Refined Products

On March 18, 2005, the Company announced that it entered into a definitive agreement to sell certain assets and assign certain liabilities of its Refined Products business to Sun Capital Partners Group, Inc. (Sun) for $80 million. The consideration that the Company will receive is subject to adjustment based on the change in certain transferred assets and liabilities of the Refined Products business between December 31, 2004 and the closing date, and to adjustments for retained accounts receivables and accounts payables. The Company currently expects that these adjustments will reduce the proceeds by approximately $20 to $25 million. The transaction is subject to regulatory approval and is expected to close during the second quarter of 2005. At closing, the Company will also pre-pay a portion of the manufacturing costs for certain petroleum additives products that will be tolled for the Company by Sun.

The agreement contemplates the sale of assets and assignment of liabilities with estimated carrying amounts as follows:
(In thousands)	(Unaudited) March 31, 2005	(Unaudited) December 31, 2004

Inventory	$44,111	$44,298
Other current assets	3,052	1,716
Property, plant and equipment, net	37,273	39,604
Other assets	11,441	11,634

Total assets held for sale	$95,877	$97,252

Accrued expenses	$3,866	$3,452

Total liabilities held for sale	$3,866	$3,452

The revenues, operating profit and pre-tax earnings from discontinued operations for all periods presented are as follows:
	First quarter ended

(In thousands)	2005	2004

Net sales	$68,732	$68,839

Pre-tax earnings from discontinued operations	$3,459	$255
Income taxes	(1,253)	(95)

Earnings from discontinued operations	$2,206	$160

The Company expects to write off certain other assets associated with the Refined Products business with carrying amounts of approximately $9.0 million and $9.2 million at March 31, 2005 and December 31, 2004, respectively. Additionally, due to the liquidation of assets and liabilities associated with the Refined Products business, the unrealized currency translation gains included in accumulated other comprehensive loss ($53.2 million and $67.7 million at March 31, 2005 and December 31, 2004, respectively) will be reversed and recognized as a component of the gain on the sale.

OrganoSilicones

On July 31, 2003, the Company sold certain assets and assigned certain liabilities of its OrganoSilicones business unit to the Specialty Materials division of GE and acquired GE's Specialty Chemicals business. As a result of the transaction, the Company will receive quarterly earn-out proceeds through September 2006 based on the combined performance of GE's existing Silicones business and the OrganoSilicones business that GE acquired from the Company. The total of such earn-out proceeds will be a minimum of $105 million and a maximum of $250 million. The Company received a total of $11.8 million and $8.75 million of earn-out proceeds for the three months ended March 31, 2005 and March 31, 2004, respectively, of which $3.1 million represented additional earn-out proceeds for the three month period ended March 31, 2005 related to the combined performance of GE's existing Silicones business and the OrganoSilicones business that GE acquired from the Company for the fourth quarter of 2004. The additional earn-out proceeds received to date have not been recognized in earnings as the recognition of this additional gain is contingent upon the continued favorable future performance of GE's Silicones business through September 2006. The balance of such proceeds totaled $8.3 million and $5.3 million at March 31, 2005 and December 31, 2004, respectively, and have been included in other liabilities in the condensed consolidated balance sheets.

MERGER AND DIVESTITURES

On March 31, 2005, the Company entered into an agreement with Hamilton Robinson LLC, a private equity firm, to form a joint venture called Davis-Standard LLC, which would combine the Company's Polymer Processing Equipment business and Hamilton Robinson's Black Clawson Converting Machinery Company. The transaction closed on April 29, 2005 and resulted in the Company acquiring a 62.5% non-controlling interest in the Davis-Standard LLC joint venture. In the future, the Company's proportionate share of the joint venture's results of operations will be recognized as equity income or loss in the Company's condensed consolidated statements of earnings.

On March 9, 2005, the Company and Great Lakes Chemical Corporation (Great Lakes) announced the signing of a definitive merger agreement for an all-stock merger transaction, which would create the third largest publicly traded specialty chemicals company in the United States. Under the terms of the agreement, the Great Lakes shareholders will receive 2.2232 shares of the Company's common stock for each share of Great Lakes common stock they hold. The transaction, which is subject to regulatory approval and approval by shareholders of both companies, is expected to close in mid-2005.

On March 22, 2004, the Company entered into an agreement with Bayer CropScience LP in the U. S. and Bayer CropScience Inc. in Canada to sell its 50 percent interest in the Gustafson seed treatment joint venture for $128.9 million. The transaction closed on March 31, 2004 and resulted in a pre-tax gain of $90.9 million in the first quarter of 2004. The Company recorded an additional pre-tax gain of $2 million during the fourth quarter of 2004 as a result of finalizing the licensing consent and related supply agreement relating to the transaction.

ACCOUNTS RECEIVABLE PROGRAMS

The Company has an accounts receivable securitization program to sell up to $125 million of domestic receivables to agent banks. Accounts receivable sold under this program were $97.8 million and $95 million as of March 31, 2005 and December 31, 2004, respectively. In addition, the Company's European subsidiaries have a separate program to sell up to approximately $134 million of their eligible accounts receivable to agent banks as of March 31, 2005. International accounts receivable sold under this program were $93.7 million and $94.9 million as of March 31, 2005 and December 31, 2004, respectively. The total costs associated with these programs of $3 million and $1.9 million for the three months ended March 31, 2005 and March 31, 2004, respectively, are included in other (income) expense, net in the condensed consolidated statements of earnings.

Under the domestic program, certain subsidiaries of the Company sell their accounts receivable to a special purpose entity (SPE) that has been created as a separate legal entity for the purpose of acquiring such receivables and selling an undivided interest therein to agent banks. In accordance with the domestic sale agreement, the agent banks purchase an undivided ownership interest in the accounts receivable owned by the SPE. The amount of such undivided ownership interest will vary based on the level of eligible accounts receivable as defined in the agreement. In addition, the agent banks retain a security interest in all of the receivables owned by the SPE, which was $76.3 million and $66.3 million as of March 31, 2005 and December 31, 2004, respectively. The balance of the unsold receivables owned by the SPE is included in the Company's accounts receivable balance on the consolidated balance sheet. Under the international program, certain foreign subsidiaries of the Company sell eligible accounts receivable directly to agent banks. During the period, the Company had an obligation to service the accounts receivable sold under its domestic and international programs. The Company has treated the transfer of receivables under its domestic and international receivable programs as a sale of accounts receivable.

INVENTORIES

Components of inventories are as follows:
	(Unaudited)
	March 31,	December 31,
(In thousands)	2005	2004

Finished goods	$292,762	$271,142
Work in process	28,269	31,883
Raw materials and supplies	83,062	80,610

	$404,093	$383,635

GOODWILL AND INTANGIBLE ASSETS

The Company's intangible assets (excluding goodwill) are included in other assets on the balance sheet and comprise the following:
	(Unaudited)
(In thousands)	March 31, 2005		December 31, 2004

	Gross Cost	Accumulated Amortization	Gross Cost	Accumulated Amortization

Patents	$70,711	$(25,516)	$69,358	$(23,937)
Trademarks	81,830	(35,665)	82,516	(35,608)
Other	65,279	(31,948)	66,137	(30,672)

	$217,820	$(93,129)	$218,011	$(90,217)

Amortization expense from continuing operations related to intangible assets (excluding goodwill) amounted to $4.1 million and $4.3 million for the first quarter ended March 31, 2005 and March 31, 2004, respectively. Estimated amortization expense as of March 31, 2005 for the next five fiscal years is as follows: $15.8 million (2005), $15.6 million (2006), $15.5 million (2007), $15.1 million (2008) and $13 million (2009).

Goodwill by reportable segment is as follows:
	(Unaudited)
	March 31,	December 31,
	2005	2004

(In thousands)
Polymer Products
Polymer Additives	$292,606	$298,317
Polymers	17,299	17,299
Polymer Processing Equipment	35,394	36,210

	345,299	351,826

Specialty Products
Crop Protection	55,989	56,149

	$401,288	$407,975

During the first quarter of 2005, goodwill decreased $6.7 million due to the reversal of $4.5 million of Polymer Additives goodwill associated with the Witco acquisition and unfavorable foreign currency translation of $2.2 million. The $4.5 million adjustment to Polymer Additives goodwill related to the reversal of certain pre-merger deferred tax liabilities that were no longer deemed necessary.

The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units in accordance with FASB Statement No. 142, "Goodwill and Other Intangible Assets" as of July 31. The Company will update its review as of July 31, 2005, or sooner, if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value.

In connection with the Company's review of its strategic alternatives, which resulted in the signing of a definitive agreement to contribute its polymer processing equipment reporting unit to form a joint venture with the Black Clawson Converting

Machinery Company of Hamilton Robinson LLC, the Company was required to update the goodwill impairment review of its polymer processing equipment reporting unit in accordance with FASB Statement No. 142. Based on its review, the Company concluded that the estimated fair value of the polymer processing equipment reporting unit is greater than the carrying value of its net assets and, therefore, no impairment exists under Statement No. 142 as of March 31, 2005.

INDEBTEDNESS

The Company has a $220 million five-year domestic credit facility available through August 2009 consisting of a $120 million revolving credit facility and a $100 million pre-funded letter of credit facility. Borrowings under this agreement amounted to $25 million at March 31, 2005. During the first quarter of 2005, the Company reclassified the $9.9 million of outstanding 6.125% Senior Notes that are due in February of 2006 from long-term debt to short-term borrowings on the condensed consolidated balance sheet.

COMMON STOCK

The Company is authorized to issue 500 million shares of $0.01 par value common stock. There were 119,152,254 common shares issued at March 31, 2005 and December 31, 2004, of which 1,675,952 and 3,498,043 shares were held as treasury stock at March 31, 2005 and December 31, 2004, respectively.

The Company issued 1,822,091 and 68,884 treasury shares during the three months ended March 31, 2005 and March 31, 2004, respectively, primarily pursuant to its compensation programs and long-term incentive plans.

EARNINGS PER COMMON SHARE

The computation of basic earnings per common share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per common share is based on the weighted average number of common and common equivalent shares outstanding. The computation of diluted earnings per common share equals the basic earnings per common share for the first quarter ended March 31, 2004 because the dilutive stock options and other equivalents were not significant.

The following is a reconciliation of the shares used in the computations:
	First quarter ended

	2005	2004

(In thousands)
Weighted average common shares outstanding	116,760	114,525
Effect of dilutive stock options and other equivalents	2,185	310

Weighted average common shares adjusted for dilution	118,945	114,835

COMPREHENSIVE INCOME (LOSS)

An analysis of the Company's comprehensive income (loss) follows:
	First quarter ended

	2005	2004

(In thousands)
Net earnings	$20,435	$60,953
Other comprehensive income (loss):
Foreign currency translation adjustments	(36,126)	(15,250)
Change in fair value of derivatives	8,838	3,191
Other	9	14

Comprehensive income (loss)	$(6,844)	$48,908

The components of accumulated other comprehensive loss at March 31, 2005 and December 31, 2004 are as follows:

	(Unaudited)
	March 31,	December 31,
	2005	2004

(In thousands)
Foreign currency translation adjustment	$88,225	$124,351
Minimum pension liability adjustment	(149,024)	(149,024)
Change in fair value of derivatives	11,607	2,769
Other	(459)	(468)

Accumulated other comprehensive loss	$(49,651)	$(22,372)

Reclassifications from other comprehensive income to earnings related to the Company's natural gas price swap contracts during the first quarter ended March 31, 2005 were not significant.

PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of net periodic benefit cost for the first quarter ended March 31, 2005 and March 31, 2004 are as follows:
	Qualified Domestic Defined Benefit Plans		International and Non-Qualified Defined Benefit Plans		Post-Retirement Health Care Plans

	First quarter ended		First quarter ended		First quarter ended

(In thousands)	2005	2004	2005	2004	2005	2004

Service cost	$1,604	$2,161	$1,870	$1,918	$330	$295
Interest cost	9,583	9,750	3,902	3,768	3,217	3,110
Expected return on plan assets	(11,999)	(13,004)	(2,055)	(1,870)	(595)	(612)
Amortization of unrecognized transition obligation	(2)	(2)	31	46	-	-
Amortization of prior service cost	15	14	101	208	162	(693)
Amortization of net (gain) loss	2,193	1,389	388	493	70	(153)
Curtailments	-	-	(84)	5,889	-	-
Settlements	-	-	807	-	-	-

Net periodic benefit cost	$1,394	$308	$4,960	$10,452	$3,184	$1,947

The Company expects to make lump sum payments under the provisions of its supplemental executive retirement programs of approximately $7.9 million during 2005, of which $4.1 million was paid in the first quarter of 2005 and the remainder of which is expected to be paid in the second and third quarters of 2005. As a result of the first quarter 2005 payment, a settlement loss of approximately $0.8 million was recorded. During the first quarter of 2004, the Company recorded a curtailment loss of $5.9 million, which is primarily the result of the Company's former Chairman, President and CEO; Senior Vice President and CFO; and certain other executives electing to retire.

The Company expects to contribute $28.4 million to its domestic qualified pension plans in 2005, of which approximately $20 million represents a discretionary contribution. As of March 31, 2005, $0.8 million had been contributed to the Company's domestic qualified pension plans. On April 15, 2005, the Company made an additional contribution of $21.6 million to its domestic qualified pension plans, of which approximately $20 million was discretionary. The Company expects to contribute $11.8 million to its international plans, of which $1.1 million has been contributed as of March 31, 2005. The Company's funding assumptions for its domestic pension plans assume no significant change with regards to demographics, legislation, plan provisions, or actuarial assumption or methods to determine the estimated funding requirements. The Pension Funding Equity Act of 2004 was signed into law on April 10, 2004 and will provide the Company a two-year temporary replacement of the benchmark interest rate for determining funding liabilities and will establish temporary alternative minimum funding requirements for certain underfunded pension plans.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company's activities expose its earnings, cash flows and financial position to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and energy prices. The Company maintains a risk-

management strategy that uses derivative instruments as needed to mitigate risk against foreign currency movements and to manage interest rate and energy price volatility. In accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and FASB Statement No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities," the Company recognizes in earnings changes in the fair value of all derivatives designated as fair value hedging instruments that are highly effective and recognizes in accumulated other comprehensive loss (AOCL) changes in the fair value of all derivatives designated as cash flow hedging instruments that are highly effective. The Company does not enter into derivative instruments for trading or speculative purposes.

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

The following table summarizes the unrealized gains related to certain cash flow hedging for the first quarters ended March 31, 2005 and March 31, 2004.
	First quarter ended

(In thousands)	2005	2004

Cash flow hedges (in AOCL):
Balance at beginning of period	$(2,769)	$-
Price swap contracts	(8,838)	(3,191)

Balance at end of period	$(11,607)	$(3,191)

ASSET RETIREMENT OBLIGATIONS

The Company applies the provisions of FASB Statement No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record a liability for asset retirement obligations in the period in which a legal obligation is created. Such liabilities are recorded at fair value, with an offsetting increase to the carrying value of the related long-lived assets. In future periods, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Companies are also required to adjust the liability for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. Upon retirement of the long-lived asset, the Company either settles the obligation for its recorded amount or incurs a gain or loss. The Company's asset retirement obligations are primarily the result of the legal obligation to remove leasehold improvements upon termination of leases or plant closures at several of its facilities. The measurement of such obligations is recorded at fair value, which the Company estimates by discounting projected cash flows using its credit-adjusted risk-free rate applicable at that time. The depreciation and accretion expenses recorded for the first quarters ended March 31, 2005 and March 31, 2004 were not significant.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," (FIN 47). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. The Company has yet to determine the impact, if any, of FIN 47 on its consolidated earnings.

ANTITRUST INVESTIGATION AND RELATED MATTERS

On May 27, 2004, the Company pled guilty to violation of the U.S. antitrust laws in connection with the sale of certain rubber chemicals, and the court imposed a fine of $50.0 million, payable in six annual installments, without interest, beginning in 2004. On May 28, 2004, the Company pled guilty to violation of the Canadian competition laws, and the court imposed a fine of CDN $9.0 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid $2.3 million in cash in 2004 for the U.S. and Canadian fines. Remaining cash payments for the U.S. and Canadian fines are expected to equal approximately $2.3 million in the second quarter of 2005; $6.5 million in 2006; $11.2 million in 2007; $16.2 million in 2008; and $18.5 million in 2009. The Company recorded a pre-tax charge of $45.2 million against results of operations at December 31, 2003, to reserve for the payment of the U.S. and Canadian fines. The Company and certain of its subsidiaries continue to be the subject of a coordinated civil investigation by the European Commission (the

"EC") with respect to the sale and marketing of rubber chemicals. At this time, the Company cannot predict the timing or outcome of that investigation, including the amount of any fine that may be imposed by the EC.

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

On January 11, 2005, the Company and plaintiff class representatives entered into a global settlement agreement that is intended to resolve, with respect to the Company, three consolidated direct purchaser class action lawsuits against the Company, its subsidiary Uniroyal Chemical Company, Inc. (now known as Crompton Manufacturing) and other companies, principally alleging that the defendants conspired to fix, raise, maintain or stabilize prices for EPDM, nitrile rubber and rubber chemicals, as applicable, sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities. Under this global settlement agreement, the Company agreed to pay $97.0 million to a settlement fund in exchange for the final dismissal with prejudice of the foregoing three lawsuits as to the Company and a complete release of all claims against the Company set forth in the lawsuits. After the plaintiffs were unable to agree upon the allocation of the settlement funds, a neutral party established the allocation among the product classes, with $62.0 million allocated to rubber chemicals, $30.0 million to EPDM and $5.0 million to nitrile rubber. The parties entered into Implementing Settlement Agreements for the applicable affected actions. Following an initial payment of $0.5 million to an escrow account, the Company will pay the settlement funds to an escrow account in three installments, without interest, beginning at preliminary approval of the Implementing Settlement Agreements by the applicable courts and continuing through the later of 20 days following final approval of the settlement by each applicable court or June 30, 2006. The Implementing Settlement Agreements were preliminarily approved by the applicable courts in April 2005. As a result, the Company will make a payment of $58.0 million into court escrow in May 2005. The Company has the right to rescind the Global Settlement Agreement in its entirety under certain circumstances. The Company recorded a pre-tax antitrust charge of $93.1 million at December 31, 2004 to reserve for the payment of the expected settlement of the three direct purchaser class action lawsuits. This charge is only partially deductible for tax purposes.

The Company and certain of its subsidiaries, together with other companies, remain or have become defendants in certain U.S. federal direct purchaser and state direct and indirect purchaser lawsuits principally alleging that the defendants conspired to fix, raise, maintain, or stabilize prices for rubber chemicals, EPDM, polychloroprene, plastics additives, including impact modifiers and processing aids, nitrile rubber, and urethanes and urethane chemicals in violation of federal and state law. In addition, the Company and certain of its subsidiaries, together with other companies, remain or have become defendants in certain lawsuits filed in Canada principally alleging that the Company conspired with other defendants to restrain unduly competition in the sale of rubber chemicals or EPDM, as applicable, and to inflate artificially the sale price of the rubber chemicals or EPDM, as applicable, in violation of Canada's Competition Act. The Company, certain of its former officers and directors and certain former directors of the Company's predecessor Witco Corporation are also defendants in a consolidated federal securities class action lawsuit principally alleging that the Company and certain of its former officers and directors caused the Company to issue false and misleading statements that violated the federal securities laws by reporting inflated financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy. In addition, certain current directors and one former director and officer of the Company are defendants in a shareholder derivative lawsuit, nominally brought on behalf of the Company, principally alleging that the individual defendants breached their fiduciary duties by causing or allowing the Company to issue false and misleading financial statements by inflating financial results as a result of an illegal, undisclosed price-fixing conspiracy. These actions are in early procedural stages of litigation and, accordingly, the Company cannot predict their outcome. The Company will seek cost-effective resolutions to the various pending and threatened legal proceedings and governmental investigations regarding the Company's operations.

The Company's antitrust costs decreased from $96.9 million (pre-tax) during the immediately prior fiscal quarter ended December 31, 2004 to $3.2 million (pre-tax) for the fiscal quarter ended March 31, 2005. The Company's antitrust costs for the fiscal quarter ended December 31, 2004 included a charge of $93.1 million in connection with the anticipated settlement of three direct purchaser class action lawsuits against the Company and certain of its subsidiaries relating to rubber chemicals, EPDM and nitrile rubber (as described above). The Company expects to continue to incur substantial costs until all antitrust investigations are concluded and civil claims are resolved.

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

CONTINGENCIES

Environmental Matters

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. The total amount accrued for such environmental liabilities at March 31, 2005, was $113.2 million. The Company estimates the potential currently determinable environmental liability to range from $102 million to $124 million at March 31, 2005. The Company's reserves include estimates for determinable clean-up costs. At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and other equitable factors that are available with respect to these matters, and believes that the likelihood of a material adverse effect resulting from the currently indeterminable clean-up costs is remote. However, the final cost of clean-up at these sites could exceed the Company's present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company's financial condition, results of operations and cash flows. It is reasonably possible that the Company's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

The Company and some of its subsidiaries have been identified by federal, state or local governmental agencies, and by other potentially responsible parties (a "PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States. Because these regulations have been construed to authorize joint and several liability, the EPA could seek to recover all costs involving a waste disposal site from any one of the PRP's for such site, including the Company, despite the involvement of other PRP's. In many cases, the Company is one of several hundred PRP's so identified. In a few instances, the Company is one of only a handful of PRP's, and at one site, the Company is the only PRP performing investigation and remediation. Where other financially responsible PRP's are involved, the Company expects that any ultimate liability resulting from such matters will be apportioned between the Company and such other parties. In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.

Vertac Litigation-As previously disclosed in Crompton's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Uniroyal Chemical Company, Inc., (a wholly owned subsidiary of Crompton) and its Canadian subsidiary, Uniroyal Chemical Co./Cie were joined with others as defendants in consolidated civil actions brought in the United States District Court, Eastern District of Arkansas, Western Division (the "Court") by the United States of America, the State of Arkansas and Hercules Incorporated ("Hercules"), relating to a Vertac Chemical Corporation site in Jacksonville, Arkansas. Uniroyal Chemical Company, Inc. was subsequently dismissed from the action.

On March 30, 2005, the Court entered a memorandum opinion and order finding no basis for Hercules' claim of divisibility of harm for the damages arising from the remediation for which Hercules and Uniroyal Chemical Company Co./Cie had previously been found jointly and severally liable. The Court also rejected challenges to the constitutionality of CERCLA and its application in this case. Further, the Court affirmed its earlier findings regarding allocation. The net result of the memorandum opinion and order is the allocation of liability upon Uniroyal Chemical Company Co./Cie of 2.6 percent of the damages imposed jointly and severally upon Uniroyal Chemical Company Co./Cie and Hercules. This finding returns the parties to the positions held following the Court's February 3, 2002, order, which resulted in liability upon Uniroyal Chemical Company Co./Cie to the United States for approximately $2.3 million and liability to Hercules for contribution for approximately $0.7 million. It is anticipated that Hercules and Uniroyal Chemical Company Co./Cie will appeal the findings of the Court regarding the constitutionality of CERCLA. It is further anticipated that Hercules will appeal the divisibility findings and the allocation finding. The appeal to the Eighth Circuit Court of Appeals can be expected to take up to eighteen months before judgment. Assuming the Eighth Circuit Court of Appeals affirms all issues, Uniroyal Chemical Company Co./Cie may elect to petition for certiorari before the United States Supreme Court on the issue of its liability as an "arranger" under the CERCLA statutory scheme.

Petrolia - In March 2004, the Company and other entities that conduct or conducted business near the Petrolia, Pennsylvania facility were named as defendants in a toxic tort class action lawsuit filed in the Court of Common Pleas of Butler County, Pennsylvania, claiming damages allegedly arising from alleged contamination in and around the Bear Creek Area Chemical Site. In addition to seeking property damage, damages for personal injury, punitive damages and other compensatory damages, plaintiffs also seek injunctive relief to cleanup up the alleged contamination, response costs and medical monitoring. Plaintiffs have not yet set out in their pleadings a claim for a specific amount of damages. This action is in the early stages of litigation and the Company cannot predict its outcome.

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

Guarantees

The Company has standby letters of credit and guarantees with various financial institutions. At March 31, 2005 and December 31, 2004, the Company had $80.6 million and $64.9 million, respectively, of outstanding letters of credit and guarantees primarily related to its environmental remediation liabilities, insurance obligations, a potential tax exposure and a customer guarantee. For losses that the Company believes are probable and which are estimable, the Company has accrued for such amounts in its condensed consolidated balance sheets.

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

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis, including amortization expense. These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses related to executives and corporate managers. Unabsorbed overhead expense from discontinued operations represents corporate costs that were previously allocated to the Refined Products business, which has been classified as a discontinued operation beginning in the first quarter of 2005. Facility closures, severance and related costs are costs related to the Company's 2004 activity-based restructuring initiative, the cost reduction initiatives that began in 2001 and 2003 and the relocation of the corporate headquarters that began in 2002. The antitrust costs are primarily for legal costs associated with antitrust investigations and related civil lawsuits.

(In thousands)	First quarter ended

	2005	2004

Net Sales
Polymer Products
Polymer Additives	$381,369	$363,343
Polymers	94,536	81,212
Polymer Processing Equipment	40,393	38,428
Eliminations	(4,481)	(3,948)

	511,817	479,035

Specialty Products
Crop Protection	77,913	76,474

	77,913	76,474

Total Net Sales	$589,730	$555,509

Operating Profit (Loss)
Polymer Products
Polymer Additives	$46,394	$8,948
Polymers	20,521	10,195
Polymer Processing Equipment	(470)	(1,764)

	66,445	17,379

Specialty Products
Crop Protection	19,497	28,441

	19,497	28,441

General corporate expense, including amortization	(16,701)	(20,698)
Unabsorbed overhead expense from discontinued operations	-	(2,574)
Facility closures, severance and related costs	(158)	(2,411)
Antitrust costs	(3,166)	(4,053)

Total Operating Profit	$65,917	$16,084

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

Condensed Consolidating Statement of Operations
First quarter ended March 31, 2005
(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$589,730	$(137,043)	$109,788	$289,394	$327,591

Cost of products sold	418,669	(137,043)	91,384	212,306	252,022
Selling, general and administrative	61,271	-	13,034	23,564	24,673
Depreciation and amortization	30,126	-	11,142	7,067	11,917
Research and development	10,511	-	966	4,264	5,281
Equity income	(88)	-	-	(88)	-
Facility closures, severance and related costs	158	-	(1,472)	587	1,043
Antitrust costs	3,166	-	-	3,166	-

Operating profit (loss)	65,917	-	(5,266)	38,528	32,655

Interest expense	24,406	-	22,561	1,860	(15)
Other (income) expense, net	8,799	-	5,801	4,255	(1,257)
Equity in net (earnings) loss of subsidiaries	-	71,614	(41,365)	(22,714)	(7,535)

Earnings (loss) from continuing operations
before income taxes	32,712	(71,614)	7,737	55,127	41,462
Income tax expense (benefit)	14,483	-	(10,492)	13,585	11,390

Earnings (loss) from continuing operations	18,229	(71,614)	18,229	41,542	30,072
Earnings from discontinued operations	2,206	-	1,481	-	725

Net earnings (loss)	$20,435	$(71,614)	$19,710	$41,542	$30,797

Condensed Consolidating Balance Sheet
As of March 31, 2005
(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

ASSETS

Current assets	$1,038,741	$-	$215,794	$243,806	$579,141
Intercompany receivables	-	(8,443,001)	3,600,519	1,424,469	3,418,013
Investment in subsidiaries	-	(3,577,577)	785,053	952,820	1,839,704
Property, plant and equipment	674,137	-	236,028	175,817	262,292
Cost in excess of acquired net assets	401,288	-	123,317	52,268	225,703
Other assets	525,823	-	314,702	172,858	38,263

Total assets	$2,639,989	$(12,020,578)	$5,275,413	$3,022,038	$6,363,116

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities	$654,237	$-	$185,661	$193,274	$275,302
Intercompany payables	-	(8,550,116)	4,484,864	1,506,363	2,558,889
Long-term debt	877,927	-	877,557	334	36
Other long-term liabilities	772,546	-	296,322	280,791	195,433

Total liabilities	2,304,710	(8,550,116)	5,844,404	1,980,762	3,029,660

Stockholders' equity	335,279	(3,470,462)	(568,991)	1,041,276	3,333,456

Total liabilities and stockholders' equity	$2,639,989	$(12,020,578)	$5,275,413	$3,022,038	$6,363,116

Condensed Consolidating Statement of Cash Flows
First quarter ended March 31, 2005
(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$20,435	$(71,614)	$19,710	$41,542	$30,797
Adjustments to reconcile net earnings (loss)
to net cash (used in) provided by operations:
Depreciation and amortization	32,135	-	12,536	7,067	12,532
Equity income	(88)	-	-	(88)	-
Changes in assets and liabilities, net	(122,502)	71,614	(87,754)	15,169	(121,531)

Net cash (used in) provided by operations	(70,020)	-	(55,508)	63,690	(78,202)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	11,797	-	11,797	-	-
Capital expenditures	(13,978)	-	(2,071)	(8,223)	(3,684)
Other investing activities	(28)	-	(28)	-	-

Net cash (used in) provided by investing activities	(2,209)	-	9,698	(8,223)	(3,684)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from domestic credit facility	25,000	-	25,000	-	-
Payments on short-term borrowings	(162)	-	(16)	(53)	(93)
Dividends paid	(5,808)	-	(5,808)	-	-
Proceeds from exercise of stock options	13,333	-	13,333	-	-
Other financing activities	991	-	991	-	-

Net cash provided by (used in) financing activities	33,354	-	33,500	(53)	(93)

CASH
Effect of exchange rates on cash	(1,414)	-	-	-	(1,414)

Change in cash	(40,289)	-	(12,310)	55,414	(83,393)
Cash at beginning of period	158,700	-	22,972	1,248	134,480

Cash at end of period	$118,411	$-	$10,662	$56,662	$51,087

Condensed Consolidating Statement of Operations
First quarter ended March 31, 2004
(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$555,509	$(144,982)	$150,778	$219,680	$330,033

Cost of products sold	430,988	(144,982)	147,079	167,845	261,046
Selling, general and administrative	71,321	-	14,443	25,602	31,276
Depreciation and amortization	28,880	-	13,292	5,525	10,063
Research and development	11,399	-	2,005	4,254	5,140
Equity income	(9,627)	-	(25)	(7,445)	(2,157)
Facility closures, severance and related costs	2,411	-	533	1,575	303
Antitrust costs	4,053	-	-	4,053	-

Operating profit (loss)	16,084	-	(26,549)	18,271	24,362

Interest expense	17,925	-	17,144	700	81
Other income, net	(92,754)	-	(313)	(71,339)	(21,102)
Equity in net (earnings) loss of subsidiaries	-	110,609	(78,566)	(20,032)	(12,011)

Earnings (loss) from continuing operations
before income taxes	90,913	(110,609)	35,186	108,942	57,394
Income tax expense (benefit)	30,120	-	(25,679)	42,526	13,273

Earnings (loss) from continuing operations	60,793	(110,609)	60,865	66,416	44,121
Earnings (loss) from discontinued operations	160	-	88	(30)	102

Net earnings (loss)	$60,953	$(110,609)	$60,953	$66,386	$44,223

Condensed Consolidating Balance Sheet
As of December 31, 2004
(In thousands)

			Parent	Guarantor	Non- Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

ASSETS

Current assets	$1,047,576	$-	$240,413	$153,959	$653,204
Intercompany receivables	-	(8,138,778)	3,469,703	1,246,738	3,422,337
Investment in subsidiaries	-	(3,687,987)	825,973	987,050	1,874,964
Property, plant and equipment	694,925	-	243,572	173,387	277,966
Cost in excess of acquired net assets	407,975	-	127,821	52,267	227,887
Other assets	528,233	-	313,589	175,389	39,255

Total assets	$2,678,709	$(11,826,765)	$5,221,071	$2,788,790	$6,495,613

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities	$709,169	$-	$206,716	$204,851	$297,602
Intercompany payables	-	(8,244,454)	4,381,595	1,238,000	2,624,859
Long-term debt	862,251	-	861,823	392	36
Other long-term liabilities	778,309	-	293,454	285,808	199,047

Total liabilities	2,349,729	(8,244,454)	5,743,588	1,729,051	3,121,544
Stockholders' equity	328,980	(3,582,311)	(522,517)	1,059,739	3,374,069

Total liabilities and stockholders' equity	$2,678,709	$(11,826,765)	$5,221,071	$2,788,790	$6,495,613

Condensed Consolidating Statement of Cash Flows
First quarter ended March 31, 2004
(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$60,953	$(110,609)	$60,953	$66,386	$44,223
Adjustments to reconcile net earnings (loss)
to net cash (used in) provided by operations:
Gain on sale of discontinued operations	(90,938)	-	-	(72,707)	(18,231)
Depreciation and amortization	30,854	-	14,582	5,525	10,747
Equity income	(9,627)	-	(25)	(7,445)	(2,157)
Changes in assets and liabilities, net	(53,489)	110,609	(19,636)	(90,978)	(53,484)

Net cash (used in) provided by operations	(62,247)	-	55,874	(99,219)	(18,902)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	129,516	-	7,894	100,542	21,080
Capital expenditures	(16,640)	-	(4,425)	(6,045)	(6,170)
Other investing activities	391	-	391	-	-

Net cash provided by investing activities	113,267	-	3,860	94,497	14,910

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on domestic credit facility	(49,400)	-	(49,400)	-	-
Proceeds from short-term borrowings	727	-	-	-	727
Dividends paid	(5,727)	-	(5,727)	-	-
Proceeds from exercise of stock options	4	-	4	-	-
Other financing activities	167	-	167	-	-

Net cash (used in) provided by financing activities	(54,229)	-	(54,956)	-	727

CASH
Effect of exchange rates on cash	(138)	-	-	-	(138)

Change in cash	(3,347)	-	4,778	(4,722)	(3,403)
Cash at beginning of period	39,213	-	872	2,057	36,284

Cash at end of period	$35,866	$-	$5,650	$(2,665)	$32,881

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Crompton Corporation:

We have reviewed the condensed consolidated balance sheet of Crompton Corporation and subsidiaries (the Company) as of March 31, 2005, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 2005 and 2004. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Crompton Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/KPMG LLP
Stamford, Connecticut
May 6, 2005

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The Company is a global diversified producer of specialty chemicals (including agricultural chemicals), polymer products and polymer processing equipment. The Company has approximately 4,500 employees worldwide and sells its products in more than 100 countries. The Company is headquartered in Middlebury, Connecticut. The Company operates in various markets, principally automotive, transportation, construction, agriculture, packaging, lubricants, plastics for durable and non-durable goods, personal care products and industrial rubber. Most of its chemical products are sold to industrial manufacturing customers for use as additives, ingredients or intermediates that add value to their end products.

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

Other major factors affecting the Company's financial performance include raw material and energy costs, selling prices and the impact of changes in foreign exchange rates. In 2004, the Company was focused on pricing and began to see meaningful results, with increases in selling prices exceeding raw material and energy cost increases in the third and fourth quarters of 2004 by $2.4 million and $9 million, respectively. This favorable trend more than tripled in the first quarter of 2005, with selling price increases exceeding raw material and energy cost increases by $33.4 million. The Company will continue to pursue price increases wherever possible to mitigate the impact of higher raw material and energy costs.

The Company has undertaken various cost reduction initiatives over the past several years and continues to aggressively pursue cost reductions. In 2004, the Company completed an activity-based restructuring initiative intended to structure the Company's operations in a more efficient and cost effective manner. As a result of this initiative, the Company implemented restructuring actions during the second half of 2004 designed to yield annual pre-tax savings of at least $50 million. The full extent of the savings are expected to be realized in 2005. The Company realized approximately $6.3 million of these savings during the fourth quarter of 2004 and approximately an additional $11.4 million in the first quarter of 2005. In addition, as a result of the Company's other manufacturing cost savings programs, including Six Sigma, the Company realized approximately an additional $7.1 million of pre-tax cost savings in the first quarter of 2005.

On March 9, 2005, the Company and Great Lakes Chemical Corporation (Great Lakes) announced the signing of a definitive merger agreement for an all-stock merger transaction, which would create the third largest publicly traded U.S. specialty chemicals company. Under the terms of the agreement, the Great Lakes shareholders will receive 2.2232 shares of the Company's common stock for each share of Great Lakes common stock they hold. The transaction, which is subject to regulatory approval and approval by shareholders of both companies, is expected to close in mid-2005. The Company and Great Lakes (the companies) are in the process of analyzing synergy alternatives and the related costs. Based on current estimates, the companies expect to incur one-time cash expenditures totaling approximately $125 to $135 million relating to the change in control provisions triggered by the merger agreement. The Company anticipates that it will have incremental one-time severance and related expenditures of approximately $20 to $25 million as a result of headcount reductions after the merger is completed. The Company also expects to incur one-time cash expenditures to support the integration of both companies, including travel costs and costs associated with the use of consultants and advisors. The Company will also incur certain non-cash costs, such as writing off unamortized fees relating to bank facilities that are being replaced and assets that will not be used in the post merger company. The Company does not yet have precise estimates for these integration and non-cash costs. The merger is estimated to result in annual pre-tax synergy cost savings of at least $90 to $100 million, the majority of which are expected to be realized in 2006. Both the annual cost savings and one-time expenditures are dependent upon the final integration plan that will be implemented upon closing of the transaction. It is possible that both the costs and savings amounts will exceed these current estimates. The Company will disclose any changes to its estimates once it completes its analysis. In addition, the companies expect the merger to result in one-time expenditures of approximately $40 to $45 million relating to the closing of the transaction. Such closing costs primarily include investment banker, legal, audit and other fees directly related to closing the merger transaction.

On March 18, 2005, the Company announced that it entered into a definitive agreement to sell certain assets and assign certain liabilities of its Refined Products business to Sun Capital Partners Group, Inc. (Sun) for $80 million. The consideration that the Company will receive is subject to adjustment based on the change in certain transferred assets and liabilities of the Refined Products business between December 31, 2004 and the closing date, and to adjustments for retained accounts receivables and accounts payables. The Company currently expects that these adjustments will reduce the proceeds by approximately $20 to $25 million. The transaction is subject to regulatory approval and is expected to close during the second quarter of 2005. At closing, the Company will also pre-pay a portion of the manufacturing costs for certain petroleum additives product lines that will be tolled for the Company by Sun.

On March 31, 2005, the Company entered into an agreement with Hamilton Robinson LLC, a private equity firm, to form a joint venture called Davis-Standard LLC, which would combine the Company's Polymer Processing Equipment business and Hamilton Robinson's Black Clawson Converting Machinery Company. The transaction closed on April 29, 2005 and resulted in the Company acquiring a 62.5% non-controlling interest in the Davis-Standard LLC joint venture. In the future, the Company's proportionate share of the joint venture's results of operations will be recognized as equity income or loss in the Company's condensed consolidated statements of earnings.

During 2005, the Company will continue to promote its business ethics and compliance program through company-wide training and awareness initiatives targeted to reach all employees in the Company. The goals of the Company's compliance program are to ensure that employees comply with all legal requirements in the jurisdictions where the Company conducts business and to ensure that all employees perform their duties in accordance with the Company's Code of Business Conduct.

The Company's management is working diligently to appropriately allocate the Company's resources and execute sound strategies. The main goals of management are to resolve the Company's outstanding legal matters; reduce debt levels in the future; improve the Company's business performance through determined pricing actions, operating cost reductions, global market penetration and new technology introduction; tailor the Company's portfolio to those businesses with the greatest growth potential, the best differentiated technology and the most competitive cost and market positions; and streamline its corporate structure to be as efficient and cost-effective as possible.

ANTITRUST INVESTIGATION COSTS AND RELATED MATTERS

On May 27, 2004, the Company pled guilty to violation of the U.S. antitrust laws in connection with the sale of certain rubber chemicals, and the court imposed a fine of $50.0 million, payable in six annual installments, without interest, beginning in 2004. On May 28, 2004, the Company pled guilty to violation of the Canadian competition laws, and the court imposed a fine of CDN $9.0 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid $2.3 million in cash in 2004 for the U.S. and Canadian fines. Remaining cash payments for the U.S. and Canadian fines are expected to equal approximately $2.3 million in the second quarter of 2005; $6.5 million in 2006; $11.2 million in 2007; $16.2 million in 2008; and $18.5 million in 2009. The Company recorded a pre-tax charge of $45.2 million against results of operations at December 31, 2003, to reserve for the payment of the U.S. and Canadian fines. The Company and certain of its subsidiaries continue to be the subject of a coordinated civil investigation by the European Commission (the "EC") with respect to the sale and marketing of rubber chemicals. At this time, the Company cannot predict the timing or outcome of that investigation, including the amount of any fine that may be imposed by the EC.

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

On January 11, 2005, the Company and plaintiff class representatives entered into a global settlement agreement that is intended to resolve, with respect to the Company, three consolidated direct purchaser class action lawsuits against the Company, its subsidiary Uniroyal Chemical Company, Inc. (now known as Crompton Manufacturing) and other companies, principally alleging that the defendants conspired to fix, raise, maintain or stabilize prices for EPDM, nitrile rubber and rubber chemicals, as applicable, sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities. Under this global settlement agreement, the Company agreed to pay $97.0 million to a settlement fund in exchange for the final dismissal with prejudice of the foregoing three lawsuits as to the Company and a complete release of all claims against the Company set forth in the lawsuits. After the plaintiffs were unable to agree upon the allocation of the settlement funds, a neutral party established the allocation among the product classes, with $62.0 million allocated to rubber chemicals,

$30.0 million to EPDM and $5.0 million to nitrile rubber. The parties entered into Implementing Settlement Agreements for the applicable affected actions. Following an initial payment of $0.5 million to an escrow account, the Company will pay the settlement funds to an escrow account in three installments, without interest, beginning at preliminary approval of the Implementing Settlement Agreements by the applicable courts and continuing through the later of 20 days following final approval of the settlement by each applicable court or June 30, 2006. The Implementing Settlement Agreements were preliminarily approved by the applicable courts in April 2005. As a result, the Company will make a payment of $58.0 million into court escrow in May 2005. The Company has the right to rescind the Global Settlement Agreement in its entirety under certain circumstances. The Company recorded a pre-tax antitrust charge of $93.1 million at December 31, 2004 to reserve for the payment of the expected settlement of the three direct purchaser class action lawsuits. This charge is only partially deductible for tax purposes.

The Company and certain of its subsidiaries, together with other companies, remain or have become defendants in certain U.S. federal direct purchaser and state direct and indirect purchaser lawsuits principally alleging that the defendants conspired to fix, raise, maintain, or stabilize prices for rubber chemicals, EPDM, polychloroprene, plastics additives, including impact modifiers and processing aids, nitrile rubber, and urethanes and urethane chemicals in violation of federal and state law. In addition, the Company and certain of its subsidiaries, together with other companies, remain or have become defendants in certain lawsuits filed in Canada principally alleging that the Company conspired with other defendants to restrain unduly competition in the sale of rubber chemicals or EPDM, as applicable, and to inflate artificially the sale price of the rubber chemicals or EPDM, as applicable, in violation of Canada's Competition Act. The Company, certain of its former officers and directors and certain former directors of the Company's predecessor Witco Corporation are also defendants in a consolidated federal securities class action lawsuit principally alleging that the Company and certain of its former officers and directors caused the Company to issue false and misleading statements that violated the federal securities laws by reporting inflated financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy. In addition, certain current directors and one former director and officer of the Company are defendants in a shareholder derivative lawsuit, nominally brought on behalf of the Company, principally alleging that the individual defendants breached their fiduciary duties by causing or allowing the Company to issue false and misleading financial statements by inflating financial results as a result of an illegal, undisclosed price-fixing conspiracy. These actions are in early procedural stages of litigation and, accordingly, the Company cannot predict their outcome. The Company will seek cost-effective resolutions to the various pending and threatened legal proceedings and governmental investigations regarding the Company's operations.

The Company's antitrust costs decreased from $96.9 million (pre-tax) during the immediately prior fiscal quarter ended December 31, 2004 to $3.2 million (pre-tax) for the fiscal quarter ended March 31, 2005. The Company's antitrust costs for the fiscal quarter ended December 31, 2004 included a charge of $93.1 million in connection with the anticipated settlement of three direct purchaser class action lawsuits against the Company and certain of its subsidiaries relating to rubber chemicals, EPDM and nitrile rubber (as described above). The Company expects to continue to incur substantial costs until all antitrust investigations are concluded and civil claims are resolved.

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

The Company believes that the antitrust investigations and related lawsuits have not had a significant impact on the businesses subject to the investigations or any of the other businesses of the Company. The Company has not identified any impact that the investigations and lawsuits have had on sales prices or volume. For additional information regarding the Company's antitrust matters, see "Item 1. Legal Proceedings" in "Part II. Other Information."

LIQUIDITY AND CAPITAL RESOURCES

Divestitures

On March 18, 2005, the Company announced that it entered into a definitive agreement to sell certain assets and assign certain liabilities of its Refined Products business to Sun Capital Partners Group, Inc. (Sun) for $80 million. The consideration that the Company will receive is subject to adjustment based on the change in certain transferred assets and liabilities of the Refined Products business between December 31, 2004 and the closing date, and to adjustments for retained accounts receivables and accounts payables. The Company currently expects that these adjustments will reduce the proceeds by approximately $20 to $25 million. For additional information regarding the terms of the transaction, refer to the Purchase and Exchange Agreement by and between the Company and Sun, which was filed with the Securities and Exchange Commission on Form 8-K dated March 22, 2005.

Cash Flows from Operations

Net cash used in operations of $70.0 million increased by $7.8 million from $62.2 million of net cash used in operations in the first quarter of 2004. Changes in key working capital accounts are summarized below:
Favorable (unfavorable) (In thousands)	2005	2004	Change

Accounts receivable	$(40,606)	$(42,642)	$2,036
Accounts receivable - securitization	1,596	(20,333)	21,929
Inventories	(30,168)	(4,475)	(25,693)
Accounts payable	(20,490)	(1,807)	(18,683)

Despite the increase in sales, accounts receivable only increased $40.6 million during the first quarter of 2005 as compared to a $42.6 million increase in the first quarter of 2004. The increase in accounts receivable during the first quarter of 2005 was largely attributable to increased sales activity. During the first quarter of 2005, the accounts receivable sold under the Company's securitization programs increased $1.6 million, as compared to the decrease of $20.3 million in the first quarter of 2004. Inventory increased by $30.2 million in the first quarter of 2005 primarily as a result of a planned increase in inventory to support seasonal business needs in crop protection and production scheduling requirements in rubber additives. Accounts payable decreased by $20.5 million in the first quarter of 2005 primarily as a result of timing of vendor payments.

Net cash used in operations for the first quarter of 2005 was also affected by various non-cash expenses included in reported earnings. These non-cash expenses included pre-tax expenses of $32.1 million of depreciation and amortization.

Net cash used in operations during the first quarter of 2005 included payments in excess of amounts expensed during the quarter of $16.3 million for facility closures, severance and related costs, $8.1 million for interest, $8.8 million for management incentive plans and payroll accruals, and additional supplemental executive retirement payments of $4.1 million relating to the 2004 management reorganization and retirement of certain executives.

Cash Flows from Investing and Financing Activities

Net cash used in investing activities was $2.2 million, which included capital expenditures of $14 million, partially offset by net earn-out proceeds from the sale of the OrganoSilicones business of $11.8 million. Net cash provided by financing activities was $33.4 million, which included net proceeds from the domestic credit facility of $25 million, dividends paid of $5.8 million and proceeds from exercise of stock options of $13.3 million.

As a result of the sale of the OrganoSilicones business to GE in 2003, the Company will continue to receive quarterly earn-out payments through September 2006 based on the combined performance of GE's existing Silicones business and the OrganoSilicones business that GE acquired from the Company. The total of such earn-out proceeds will be a minimum of $105 million and a maximum of $250 million. The Company received $11.8 million and $8.75 million of earn-out proceeds for the three months ended March 31, 2005 and March 31, 2004, respectively, of which $3.1 million for the three months ended March 31, 2005 represented additional earn-out proceeds related to the combined performance of GE's existing Silicones business and the OrganoSilicones business that GE acquired from the Company for the fourth quarter of 2004. To date, the Company has received a cumulative total of $8.3 million in additional earn-out proceeds in excess of the quarterly minimum payment. These additional earn-out proceeds have not been recognized in earnings as the recognition of this additional gain is contingent upon the continued favorable future performance of GE's Silicones business through September 2006. The Company expects to receive an additional $7.2 million in the second quarter of 2005 based on the performance of GE's Silicones business during the first quarter of 2005.

Capital expenditures for the first quarter of 2005 amounted to $14 million as compared to $16.6 million for the comparable period of 2004. The Company estimates that its capital expenditures for 2005 will approximate $80 to $90 million, primarily for the Company's replacement needs and improvement of domestic and foreign facilities.

Other Sources and Uses of Cash

The Company expects to finance its continuing operations and capital spending requirements in 2005 with cash flows provided by operations, earn-out proceeds from the sale of its OrganoSilicones business, proceeds from the divestiture of its Refined Products business and borrowings under its domestic credit facility as needed. The Company does not anticipate that it will require material sources of cash outside of the normal course of business to support its operating needs in 2005.

The Company has a $220 million five-year domestic credit facility available through August 2009 consisting of a $120 million revolving credit facility and a $100 million pre-funded letter of credit facility. Borrowings under this agreement amounted to $25 million at March 31, 2005.

In addition, the Company has an accounts receivable securitization program to sell up to $125 million of domestic receivables to agent banks. As of March 31, 2005, $97.8 million of domestic accounts receivables had been sold under this program. In addition, the Company's European subsidiaries have a separate program to sell up to approximately $134 million of their eligible accounts receivable to agent banks. As of March 31, 2005, $93.7 million of international accounts receivables had been sold under this program.

Included in the Company's condensed consolidated balance sheets at March 31, 2005 and December 31, 2004, is approximately $15 million and $20 million, respectively, of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year. In addition, at March 31, 2005, the Company had approximately $58.2 million in a cash collateral account that is restricted to pay current and future litigation liabilities, including related legal costs.

The Company expects to contribute $28.4 million to its domestic qualified pension plans in 2005, of which $20 million represents a discretionary contribution. As of March 31, 2005, $0.8 million had been contributed to the Company's domestic qualified pension plans. On April 15, 2005, the Company made an additional contribution of $21.6 million to its domestic qualified pension plans, of which approximately $20 million was discretionary. The Company expects to contribute $11.8 million to its international plans, of which $1.1 million has been contributed as of March 31, 2005. The Company's funding assumptions for its domestic pension plans assume no significant change with regards to demographics, legislation, plan provisions, or actuarial assumption or methods to determine the estimated funding requirements. The Pension Funding Equity Act of 2004 was signed into law on April 10, 2004 and will provide the Company a two-year temporary replacement of the benchmark interest rate for determining funding liabilities and will establish temporary alternative minimum funding requirements for certain underfunded pension plans.

Bank Covenants and Guarantees

The Company's various debt agreements contain covenants that limit the ability to enter into certain transactions, such as incurring additional indebtedness, increasing the Company's dividends, and entering into acquisitions, dispositions and joint ventures. The Company is required to report compliance with certain financial covenants to its lenders on a quarterly basis. Under these covenants, the Company is required to maintain a leverage ratio (adjusted total debt to adjusted earnings before interest, taxes, depreciation and amortization ("Bank EBITDA"), with adjustments to both debt and earnings being made in accordance with the terms of the domestic credit facility agreement) and an interest coverage ratio (Bank EBITDA to interest expense as defined in the domestic credit facility agreement). The Company was in compliance with the covenants of its various debt agreements at March 31, 2005.

The Company has standby letters of credit and guarantees with various financial institutions. At March 31, 2005, the Company had $80.6 million of outstanding letters of credit and guarantees primarily related to its environmental remediation liabilities, insurance obligations, a potential tax exposure and a customer guarantee. For losses that the Company believes are probable and which are estimable, the Company has accrued for such amounts in its consolidated balance sheets.

Cost Reduction Programs

In 2004, the Company completed an activity-based restructuring initiative, including a voluntary severance program, intended to structure the Company's operations in a more efficient and cost effective manner. As a result of the voluntary program, 137 U.S. based employees voluntarily elected to terminate their employment. In addition, the Company is in the process of involuntarily terminating approximately 500 worldwide employees as a result of the activity-based restructuring initiative, of which approximately 439 positions have been eliminated as of March 31, 2005. As a result of this initiative, the Company expects to achieve annual pre-tax cost savings of at least $50 million, of which approximately $15 million would be reflected in cost of products sold, $26 million in selling, general and administrative expenses (SG&A) and $9 million in research and development (R&D). For the quarter ended March 31, 2005, the Company realized approximately $11.4 million of these savings, of which approximately $4.2 million was in cost of products sold, $6 million in SG&A and $1.2 million in R&D. The full extent of the savings are expected to be realized in 2005. All cost savings, both estimated and actual, are reported net of any increased expenses or the impact of reduced revenues. As of March 31, 2005, the Company had accruals of $27.6 million for severance and related costs and $1.3 million for other facility closure costs related to these initiatives. The Company expects future cash payments against these accruals to approximate $28.5 million in 2005 and $0.4 million in 2006.

Also, as a result of the Company's other manufacturing cost savings programs, including Six Sigma, the Company realized approximately an additional $7.1 million of pre-tax cost savings in cost of products sold in the first quarter of 2005.

RESULTS OF OPERATIONS
(In thousands, except per share data)	First quarter ended

	2005	2004

Net Sales
Polymer Products
Polymer Additives	$381,369	$363,343
Polymers	94,536	81,212
Polymer Processing Equipment	40,393	38,428
Eliminations	(4,481)	(3,948)

	511,817	479,035

Specialty Products
Crop Protection	77,913	76,474

	77,913	76,474

Total Net Sales	$589,730	$555,509

Operating Profit
Polymer Products
Polymer Additives	$46,394	$8,948
Polymers	20,521	10,195
Polymer Processing Equipment	(470)	(1,764)

	66,445	17,379

Specialty Products
Crop Protection	19,497	28,441

	19,497	28,441

General corporate expense, including amortization	(16,701)	(20,698)
Unabsorbed overhead expense from discontinued operations	-	(2,574)
Facility closures, severance and related costs	(158)	(2,411)
Antitrust costs	(3,166)	(4,053)

Total Operating Profit	65,917	16,084
Interest expense	24,406	17,925
Other (income) expense, net	8,799	(92,754)

Earnings from continuing operations before income taxes	32,712	90,913
Income tax expense	14,483	30,120

Earnings from continuing operations	18,229	60,793
Earnings from discontinued operations	2,206	160

Net Earnings	$20,435	$60,953

Basic Earnings Per Common Share
Earnings from continuing operations	$0.16	$0.53
Earnings from discontinued operations	0.02	-

Net Earnings	$0.18	$0.53

Diluted Earnings Per Common Share
Earnings from continuing operations	$0.15	$0.53
Earnings from discontinued operations	0.02	-

Net Earnings	$0.17	$0.53

FIRST QUARTER RESULTS

Overview

Consolidated net sales of $589.7 million for the first quarter of 2005 increased 6% from $555.5 million for the comparable period of 2004. The increase was a result of improved selling prices of 13% and favorable foreign currency translation of 2%, partially offset by lower unit volume of 9%. International sales, including U.S. exports, were 49% of total sales, decreasing from 51% for the first quarter of 2004. The decrease was primarily due to an increase in U.S. sales for the Polymer Additives and Polymers segments. For further discussion of sales, see the following discussion of segment results.

Net earnings for the first quarter of 2005 of $20.4 million, or $0.17 per diluted share, include earnings from discontinued operations of $2.2 million, or $0.02 per share, related to the Company's Refined Products business expected to be sold during the second quarter of 2005. Earnings from continuing operations for the first quarter of 2005 of $18.2 million, or $0.15 per diluted share, include pre-tax charges for antitrust costs of $3.2 million and facility closures, severance and related costs of $0.2 million.

Net earnings for the first quarter of 2004 of $61 million, or $0.53 per share, included earnings from discontinued operations of $0.2 million. Earnings from continuing operations for the first quarter of 2004 of $60.8 million, or $0.53 per share, included pre-tax divestment gains of $94.6 million (included in other (income) expense, net) primarily from the sale of the Company's 50% interest in the Gustafson seed treatment joint venture, pre-tax charges for supplemental executive retirement costs of $5.9 million, antitrust costs of $4.1 million and facility closures, severance and related costs of $2.4 million.

Gross profit as a percentage of sales was 29.0% for the first quarter of 2005 as compared to 22.4% for the comparable period of 2004. Gross profit increased by $46.5 million mainly due to increased selling prices of $74.0 million and savings attributable to cost reduction initiatives of $11.3 million, partially offset by higher raw material and energy costs of $40.6 million. The contribution of increased selling prices exceeding raw material and energy costs was most evident in the polymer additives and polymers segments. The polymer additives segment was the main contributor to the cost savings.

In 2005, the Company changed the classification of its shipping costs to a component of cost of products sold in order to provide better comparability to other entities in the Company's business sector. A reclassification has been made to the prior year condensed consolidated statement of earnings to reclassify shipping costs from SG&A to cost of products sold. The shipping costs included in cost of goods sold were $15.7 million and $16.7 for the first quarters of 2005 and 2004, respectively.

Selling, general and administrative expenses of $61.3 million decreased $10.1 million versus the first quarter of 2004. The decrease was primarily due to savings from the 2004 activity-based restructuring initiative of $6.0 million and supplemental executive retirement costs of $5.9 million related to the retirement of certain executives recorded in 2004, partially offset by unfavorable foreign currency translation of $1.3 million. The activity-based restructuring initiative savings were mainly attributable to the polymer additives segment. Depreciation and amortization of $30.1 million increased $1.2 million primarily due to unfavorable foreign currency translation of $0.8 million. Research and development costs of $10.5 million decreased by $0.9 million primarily due to the 2004 activity-based restructuring initiative. Equity income decreased $9.5 million due to the absence of $9.6 million of equity income from the Company's Gustafson joint venture included in the Crop Protection Segment, which was sold at the end of March of 2004.

Facility closures, severance and related costs were $0.2 million as compared to $2.4 million in the first quarter of 2004. The 2005 costs of $0.2 million included $2.2 million primarily for severance costs related to the 2004 activity-based restructuring initiative, partially offset by a $2 million credit resulting primarily from the settlement of certain issues with the Company's partner in the Enenco joint venture. This settlement resulted in recoveries related to certain disputed items and the Company obtaining 100% ownership of the Enenco joint venture. The 2004 costs of $2.4 million were primarily for severance costs and were the result of the 2003 and 2001 cost reduction initiatives and the corporate relocation announced in 2002.

The Company incurred antitrust costs of $3.2 million as compared to $4.1 million during the first quarter of 2004. Such costs were primarily for legal costs associated with antitrust investigations and related civil lawsuits.

Operating profit of $65.9 million for the first quarter of 2005 increased $49.8 million compared to the first quarter of 2004. The increase was primarily due to higher gross profit of $46.5 million and lower selling, general and administrative expenses of $10.1 million, partially offset by lower equity income of $9.5 million.

Polymer Products

Polymer additives sales of $381.4 million increased 5% from the prior year due to increased selling prices of 16% and favorable foreign currency translation of 2%, partially offset by 13% lower unit volume. Plastic additives sales were essentially unchanged from the prior year as increased selling prices of 14% and favorable foreign currency translation of 2% was offset by lower unit volume. Rubber additives sales increased 13% as increased selling prices of 29% and favorable foreign exchange of 1% exceeded a 17% unit volume decline. The decline in rubber additives volume was primarily the result of planned capacity reductions, mainly in Asia. Urethane additives sales decreased 1% as a 13% unit volume decline was substantially offset by a 9% increase in selling prices and 3% increase from favorable foreign currency translation. Petroleum additives sales were up 24% due to higher selling prices of 17%, increased unit volume of 6% and favorable foreign currency translation of 1%. Operating profit for the polymer additives segment of $46.4 million was more than five times greater than operating profit for the first quarter of 2004 as higher selling prices and savings from cost reduction initiatives exceeded increases in raw material and energy costs and the impact of lower sales volume.

Polymers sales of $94.5 million rose 16% from the prior year mainly due to higher selling prices of 17% and favorable foreign currency translation of 1%, partially offset by a modest decline in unit volume of 2%. EPDM sales increased 26% as a result of higher selling prices of 31% and favorable foreign currency translation of 1%, partially offset by a 6% decline in unit volume. Urethanes sales were up 6% due to higher selling prices, unit volume and favorable foreign currency translation. Operating profit of $20.5 million was double the prior year operating profit of $10.2 million, primarily due to increased EPDM selling prices and the impact of cost saving initiatives, which more than offset higher raw material and energy costs.

Polymer processing equipment sales of $40.4 million increased 5% from the prior year due primarily to higher unit volume and favorable foreign currency translation. The operating loss of $0.5 million was favorable versus the prior year by $1.3 million mainly as a result of higher unit volume. The backlog at the end of March 2005 of $79 million was down $7 million from year-end 2004. The Company recently announced plans to enter into a joint venture combining its Polymer Processing Equipment business with Black Clawson Converting Machinery Company, a subsidiary of Hamilton Robinson LLC. The transaction closed on April 29, 2005.

Specialty Products

Crop protection sales of $77.9 million increased 2% from the first quarter of 2004 as increased selling prices of 3% and favorable foreign exchange of 3% more than offset lower unit volume of 4%. Operating profit of $19.5 million decreased by $8.9 million from the prior year primarily due to the absence of $9.6 million of equity income from the Company's Gustafson joint venture, which was sold at the end of March of 2004.

General Corporate and Unabsorbed Overhead Expenses

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis. These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses related to executives and corporate managers. General corporate expense also includes all amortization expense. General corporate expense of $16.7 million decreased $4.0 million from the first quarter of 2004. This decrease was primarily due to $5.9 million of supplemental executive retirement costs recorded during the first quarter of 2004, partially offset by higher executive and management compensation plan expenses.

Unabsorbed overhead expense from discontinued operations of $2.6 million in the first quarter of 2004 represents general overhead costs that were previously absorbed by the Refined Products business.

Other

Interest expense increased $6.5 million, or 36% primarily due to an increase in debt attributable to the August 2004 Refinancing. The Refinancing included the issuance of new 9.875% and floating rate Senior Notes and the repurchase of the Company's remaining 8.5% Notes and $140 million of its 6.125% Notes.

Other expense, net, of $8.8 million for the first quarter of 2005 increased $101.6 million from other income, net of $92.8 million for the comparable period of 2004. The increase was primarily the result of $94.6 million of divestment gains realized in the first quarter of 2004, which included a $90.9 million gain on the sale of the Company's 50% interest in the Gustafson seed treatment joint venture and a $3.6 million gain on the completion of the sale of the assets of the Company's Brooklyn, New York facility.

The effective tax rate from continuing operations for the first quarter of 2005 was 44% compared to 33% for the first quarter of 2004. The first quarter 2005 effective tax rate reflected a $3.8 million provision for valuation reserves relating to certain tax items. The Company expects its effective tax rate for the year to be approximately 35%.

Discontinued Operations

Earnings from discontinued operations for the first quarter of 2005 of $2.2 million (net of income taxes of $1.3 million) increased from $0.2 million (net of income taxes of $0.1 million) from the comparable period of 2004. Earnings from discontinued operations do not include any allocation of general overhead expense.

CRITICAL ACCOUNTING ESTIMATES

The Company's condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. The Company's estimates are based on historical experience and currently available information. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies Footnote in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 describe the critical accounting estimates and accounting policies used in preparation of the consolidated financial statements. Actual results in these areas could differ from management's estimates. There have been no significant changes in the Company's critical accounting estimates during the first three months of 2005. In addition to the critical accounting estimates disclosed in the Company's Annual Report on Form 10-K, the following should be considered:

Recoverability of Long-Lived Assets and Goodwill

At December 31, 2004, the Company disclosed in its Form 10-K that it was reviewing strategic alternatives, including the possible divestment of its polymer processing equipment business and that such strategic alternatives could result in revisions to the estimated long-term revenue and cash flow forecasts of this business. In connection with the Company's review of its strategic alternatives, which resulted in the signing of a definitive agreement to contribute its polymer processing equipment business to form a joint venture with the Black Clawson Converting Machinery Company of Hamilton Robinson LLC, the Company was required to update the goodwill impairment review of its polymer processing equipment business in accordance with FASB Statement No. 142 "Goodwill and Other Intangible Assets." Based on its review, the Company concluded that the estimated fair value of the polymer processing equipment business continues to be greater than the carrying value of its net assets and, therefore, no impairment exists under Statement No. 142 as of March 31, 2005.

ACCOUNTING DEVELOPMENTS

In November 2004, the FASB issued Statement No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4." Statement No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, requiring these items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of Statement No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of Statement No. 151 is expected to affect the timing of when certain manufacturing variances will be recognized in consolidated earnings. The Company is in the process of evaluating the impact of this Statement on its overall consolidated earnings and financial position.

In December 2004, the FASB issued FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." FSP No. 109-2 provides guidance for reporting and disclosing certain foreign earnings that are repatriated, as defined by the Act, which was signed into law on October 22, 2004. The Act allows the Company to deduct 85% of certain qualifying foreign earnings available for repatriation to the United States during 2004 and 2005. The Company has not, thus far, elected to repatriate any foreign earnings as a result of the Act. The Act is expected to be supplemented by additional legislation in 2005, which will clarify the manner in which repatriated earnings will be taxed. The Company has begun to evaluate the potential impact of repatriating earnings pursuant to the Act; however, until such technical corrections to the Act are enacted, the Company is not in a position to finalize its analysis. The Company expects to complete its evaluation of the potential impact of repatriating earnings during 2005 within a reasonable period of time following the enactment of the technical corrections to the Act. The range of possible amounts that the Company could consider repatriating under the Act is between zero and $340 million. The range of income tax expense relating to amounts repatriated under the Act cannot be reasonably estimated at this time.

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment," which replaces Statement No. 123, "Accounting for Stock-Based Compensation" and supercedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Statement No. 123 (revised 2004) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value, beginning with the first interim period after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission announced that the effective date of Statement No. 123 (revised 2004) will be suspended until the beginning of the first fiscal year beginning after June 15, 2005. The pro forma disclosures previously permitted under Statement No. 123 will no longer be an alternative to financial statement recognition. Under Statement No. 123 (revised 2004), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. If the Company adopts Statement No. 123 (revised 2004) for the required implementation date, the Company would be required to use the modified prospective application. Under the modified prospective application, the compensation cost for all new awards and awards modified, repurchased or cancelled after the date of adoption of this Statement, as well as the unrecognized compensation cost of unvested awards as of the date of adoption, will be recognized in earnings. If the Company adopts Statement No. 123 (revised 2004) prior to the third quarter of 2005, the Company may apply the modified prospective application or the modified retrospective application. The modified retrospective application may be applied to either (a) all prior years for which Statement No. 123 was effective or (b) only the prior interim periods in the year of initial adoption of Statement No. 123 (revised 2004). The Company has not yet determined the method of adoption and is currently evaluating the requirements of Statement No. 123 (revised 2004). The Company is in the process of determining the impact of the adoption of Statement No. 123 (revised 2004) on its consolidated earnings.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," (FIN 47). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. The Company has yet to determine the impact, if any, of FIN 47 on its consolidated earnings.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Form 10-Q are forward-looking statements that involve risks and uncertainties, including, but not limited to, general economic conditions, the outcome and timing of antitrust investigations and related civil lawsuits to which the Company is subject, the ability to obtain selling price increases, pension and other post-retirement benefit plan assumptions, energy and raw material prices and availability, production capacity, changes in interest rates and foreign currency exchange rates, changes in technology, market demand and customer requirements, the enactment of more stringent environmental laws and regulations, the ability to realize expected cost savings under the Company's cost reduction initiatives, the amount of any additional earn-out payments from GE, the ability to reduce the Company's debt levels, the risk that Great Lakes and the Company's businesses will not be integrated successfully, the risk that the cost savings, cash flow synergies and other synergies from the merger transaction may not be fully realized or take longer to realize than anticipated, disruption from the merger transaction may make it more difficult to maintain relationships with employees, customers or suppliers, competition and its effect on pricing, third party relationships and revenues, the ability to obtain regulatory approval of the merger transaction on the proposed terms and schedule, the failure of the stockholders of either the Company or Great Lakes to approve the merger transaction, and other risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission. These statements are based on the Company's estimates and assumptions and on currently available information. The forward-looking statements include information concerning the Company's possible or assumed future results of operations, and the Company's actual results may differ significantly from the results discussed. Forward-looking information is intended to reflect opinions as of the date this Form 10-Q was filed and such information will not necessarily be updated by the Company.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 7A Quantitative and Qualitative Disclosures About Market Risk and the Derivative Instruments and Hedging Activities Note to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Also refer to the Derivative Instruments and Hedging Activities footnote included in the notes to the condensed consolidated financial statements (unaudited) included in this Form 10-Q.

The fair market value of long-term debt is subject to interest rate risk. The Company's long-term debt amounted to $877.9 million at March 31, 2005. The fair market value of such debt as of March 31, 2005 was $966 million, which has been determined primarily based on quoted market prices.

The Company uses price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases. In January 2004, these contracts were designated as hedges of a portion of the Company's forecasted natural gas purchases for a rolling two-year period. These contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based. The differential paid or received as natural gas prices change is recognized as an adjustment to cost of products sold. The fair value of the contracts at March 31, 2005 of $11.6 million was recorded as a component of accumulated other comprehensive loss. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. A hypothetical ten percent increase in the cost of natural gas at March 31, 2005 would result in an increase in the fair market value of the outstanding derivatives of $4.5 million to a fair market value of $16.1 million; conversely, a hypothetical ten percent decrease in the cost of natural gas would result in a decrease in the fair market value of the outstanding derivatives of $4.5 million to a fair market value of $7.1 million.

There have been no other significant changes in market risk since December 31, 2004.

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

(b) Changes in Internal Control over Financial Reporting

During the course of its review of the Company's income tax accounts for the year ended December 31, 2004, the Company's auditors identified material misstatements in these accounts. Certain controls designed to prevent and detect these misstatements did not operate effectively. Management did not complete a comprehensive and timely review of the income tax accounts, which lead to these misstatements in current income taxes payable and certain deferred tax assets and liabilities. The errors were corrected prior to the filing of the Company's December 31, 2004 Form 10-K.

Management determined that as of December 31, 2004, the aforementioned deficiencies resulted in more than a remote likelihood that a material misstatement of the income tax accounts and disclosures in the annual or interim consolidated financial statements would not be prevented or detected. Accordingly, management concluded that this deficiency represented a material weakness. Consequently, management concluded that as of December 31, 2004, the Company's internal control over financial reporting was not effective based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.

Subsequent to December 31, 2004 management designed certain additional compensating controls intended to prevent and detect the aforementioned potential misstatements. These controls were implemented during the first quarter of 2005 and prior to the filing of Company's 2004 Form 10-K. Management believes these controls would have functioned effectively in detecting and preventing the errors before the Company filed its 2004 Form 10-K and minimized the risk associated with this material weakness. These controls include the use of a registered public accounting firm to review the Company's income tax accounts and disclosures.

In addition, the Company has engaged another registered public accounting firm to review its interim and year-end income tax accounting processes to assist the Company in identifying and implementing improvements in the timing and execution of accounting and control activities related to such processes. Beginning with the first quarter of 2005, the Company has implemented additional procedures that include redesigning work-papers, improving information flow, strengthening its review procedures, and enhancing communication within the accounting and tax departments to ensure that such errors do not reoccur.

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

Environmental Liabilities

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. The total amount accrued for such environmental liabilities at March 31, 2005, was $113.2 million. The Company estimates the potential currently determinable environmental liability to range from $102 million to $124 million at March 31, 2005. The Company's reserves include estimates for determinable clean-up costs. At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and other equitable factors that are available with respect to these matters, and believes that the likelihood of a material adverse effect resulting from the currently indeterminable clean-up costs is remote. However, the final cost of clean-up at these sites could exceed the Company's present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company's financial condition, results of operations and cash flows. It is reasonably possible that the Company's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

The Company and some of its subsidiaries have been identified by federal, state or local governmental agencies, and by other potentially responsible parties (a "PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States. Because these regulations have been construed to authorize joint and several liability, the EPA could seek to recover all costs involving a waste disposal site from any one of the PRP's for such site, including the Company, despite the involvement of other PRP's. In many cases, the Company is one of several hundred PRP's so identified. In a few instances, the Company is one of only a handful of PRP's, and at one site, the Company is the only PRP performing investigation and remediation. Where other financially responsible PRP's are involved, the Company expects that any ultimate liability resulting from such matters will be apportioned between the Company and such other parties. In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.

Vertac Litigation-As previously disclosed in Crompton's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Uniroyal Chemical Company, Inc., (a wholly owned subsidiary of Crompton) and its Canadian subsidiary, Uniroyal Chemical Co./Cie were joined with others as defendants in consolidated civil actions brought in the United States District Court, Eastern District of Arkansas, Western Division (the "Court") by the United States of America, the State of Arkansas and Hercules Incorporated ("Hercules"), relating to a Vertac Chemical Corporation site in Jacksonville, Arkansas. Uniroyal Chemical Company, Inc. was subsequently dismissed from the action.

On March 30, 2005, the Court entered a memorandum opinion and order finding no basis for Hercules' claim of divisibility of harm for the damages arising from the remediation for which Hercules and Uniroyal Chemical Company Co./Cie had previously been found jointly and severally liable. The Court also rejected challenges to the constitutionality of CERCLA and its application in this case. Further, the Court affirmed its earlier findings regarding allocation. The net result of the memorandum opinion and order is the allocation of liability upon Uniroyal Chemical Company Co./Cie of 2.6 percent of the damages imposed jointly and severally upon Uniroyal Chemical Company Co./Cie and Hercules. This finding returns the parties to the positions held following the Court's February 3, 2002, order, which resulted in liability upon Uniroyal Chemical Company Co./Cie to the United States for approximately $2.3 million and liability to Hercules for contribution for approximately $0.7 million. It is anticipated that Hercules and Uniroyal Chemical Company Co./Cie will appeal the findings of the Court regarding the constitutionality of CERCLA. It is further anticipated that Hercules will appeal the divisibility findings and the allocation finding. The appeal to the Eighth Circuit Court of Appeals can be expected to take up to eighteen months before judgment. Assuming the Eighth Circuit Court of Appeals affirms all issues, Uniroyal Chemical Company Co./Cie may elect to petition for certiorari before the United States Supreme Court on the issue of its liability as an "arranger" under the CERCLA statutory scheme.

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

The Company's antitrust costs decreased from $96.9 million (pre-tax) during the immediately prior fiscal quarter ended December 31, 2004 to $3.2 million (pre-tax) for the fiscal quarter ended March 31, 2005. The Company's antitrust costs for the fiscal quarter ended December 31, 2004 included a charge of $93.1 million in connection with the anticipated settlement of three direct purchaser class action lawsuits against the Company and certain of its subsidiaries relating to rubber chemicals, EPDM and nitrile rubber (as described below). The Company expects to continue to incur substantial costs until all antitrust investigations are concluded and civil claims are resolved.

Civil Lawsuits

Except for those actions indicated as being subject to a settlement agreement or previously dismissed by the applicable court, the actions described below under "Civil Lawsuits" are in early procedural stages of litigation and, accordingly, the Company cannot predict their outcome. The Company will seek cost-effective resolutions to the various pending and threatened legal proceedings and governmental investigations regarding its operations; however, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company's financial condition, results of operations and prospects. The Company has not recorded a charge for potential liabilities and expenses in connection with the civil claims not subject to any settlement agreement, because it is not yet able to reasonably estimate a reserve for such potential costs.

U.S. Federal Antitrust Actions

Plastics Additives Settlement Agreement. On August 11, 2004, the Company and plaintiff class representatives entered into a Settlement Agreement (the "Plastics Additives Settlement Agreement") that resolves, with respect to the Company, a single, consolidated direct purchaser class action lawsuit that was filed in the United States District Court, Eastern District of Pennsylvania, against the Company and other companies, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased plastics additives in the United States directly from any of the defendants or from any predecessors, parents, subsidiaries or affiliates thereof at any time during the period from January 1, 1990 through January 31, 2003. The complaint in this action principally alleged that the defendants conspired to fix, raise, maintain or stabilize prices for plastics additives sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities. Under the Plastics Additives Settlement Agreement, the Company paid $5.0 million to a settlement fund in exchange for the final dismissal with prejudice of the lawsuit as to the Company and a complete release of all claims against the Company set forth in the lawsuit. The court granted final approval of the Plastics Additives Settlement Agreement in January 2005.

Global Settlement Agreement. On January 11, 2005, the Company and plaintiff class representatives entered into a Settlement Agreement (the "Global Settlement Agreement") that is intended to resolve, with respect to the Company, three consolidated direct purchaser class action lawsuits, that were filed in the United States District Courts in the District of Connecticut, Western District of Pennsylvania and the Northern District of California, respectively, against the Company, its subsidiary Uniroyal Chemical Company, Inc., now known as Crompton Manufacturing, Inc. (referred to as "Uniroyal" for purposes of the description of the Company's civil lawsuits), and other companies, by plaintiffs on behalf of themselves and classes consisting of all persons or entities who purchased EPDM, nitrile rubber and rubber chemicals, respectively, in the United States directly from one or more of the defendants or any predecessor, parent, subsidiary or affiliates thereof, at any time during various periods, with the earliest commencing on January 1, 1995. The complaints in the consolidated actions principally alleged that the defendants conspired to fix, raise, maintain or stabilize prices for EPDM, nitrile rubber and rubber chemicals, as applicable, sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities.

Under the Global Settlement Agreement, the Company agreed to pay $97.0 million to a settlement fund in exchange for the final dismissal with prejudice of the foregoing three lawsuits as to the Company and a complete release of all claims against the Company set forth in the lawsuits. After the plaintiffs were unable to agree upon the allocation of the settlement funds, a neutral party established the allocation among the product classes, with $62.0 million allocated to rubber chemicals, $30.0 million to EPDM and $5.0 million to nitrile rubber. The parties entered into Implementing Settlement Agreements for the applicable affected actions. Following an initial payment of $500,000 to an escrow account, the Company will pay the settlement funds to an escrow account in three installments, without interest, beginning at preliminary approval of the Implementing Settlement Agreements by the applicable courts and continuing through the later of 20 days following final approval of the settlement by each applicable court or June 30, 2006. The Implementing Settlement Agreements were preliminarily approved by the applicable courts in April 2005, and as a result, the Company will make a payment of $58.0 million into court escrow in May 2005. The Company has the right to rescind the Global Settlement Agreement in its entirety if (i) the court for the rubber chemicals action or the court for the EPDM action refuses to approve the Implementing Settlement Agreements for the applicable product area without modification, or does not enter the final judgment, or (ii) the court for the rubber chemicals action and the court for the EPDM action enter the final judgment and appellate review is sought and, on such review, either or both of those final judgments is modified or set aside on appeal. Under certain circumstances relating to persons requesting exclusion from the applicable class, the Company has the option to terminate the Global Settlement Agreement in whole or in part.

ParaTec Elastomers Cross-Claims. A defendant in the class action lawsuit relating to nitrile rubber, ParaTec Elastomers LLC, a former joint venture in which the Company previously owned a majority interest but now has no interest, has asserted cross claims against the Company in this class action, seeking damages that ParaTec Elastomers LLC has allegedly suffered or may suffer as a result of the Company's actions. On August 6, 2004, the Company filed a motion to dismiss the cross claims, or in the alternative to compel arbitration, which remains pending. The ParaTec Elastomers complaint does not specify an exact amount of alleged damages. It seeks damages "in an amount to be determined at trial," including attorneys' fees and punitive damages with respect to certain of the alleged causes of action, injunctive relief, pre- and post- judgment interest, costs and disbursements and such other relief as the court deems just and proper.

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

  With respect to rubber chemicals, the Company, Uniroyal and other companies are defendants in three single direct purchaser lawsuits. The first lawsuit was filed on July 15, 2004, in the United States District Court, Western District of Pennsylvania, by RBX Industries, Inc., and the second lawsuit filed on July 16, 2004, in the United States District Court, Northern District of Ohio, by Goodyear Tire & Rubber Company, in each case, with respect to purchases of rubber chemicals from one or more of the defendants. Both actions have been transferred to the Northern District of California for pre-trial purposes by the Judicial Panel on Multidistrict Litigation. The third lawsuit was filed on March 9, 2005, in the United States District Court, Northern District of Ohio, by Parker Hannifin Corporation and PolyOne Corporation with respect to purchases of rubber chemicals from one or more of the defendants. This action has been conditionally transferred to the Northern District of California by the Judicial Panel on Multidistrict Litigation.
  With respect to EPDM, the Company, Uniroyal and other companies are defendants in a single direct purchaser lawsuit filed on July 28, 2004, in the United States District Court, Eastern District of Pennsylvania, by RBX Industries, Inc. This action has been transferred to the District of Connecticut for pre-trial purposes by the Judicial Panel on Multidistrict Litigation.
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
  With respect to urethanes and urethane chemicals, the Company, Uniroyal and other companies are defendants in a consolidated direct purchaser class action lawsuit filed on November 19, 2004, in the United States District Court, District of Kansas, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased urethanes and urethane chemicals in the United States directly from any of the defendants or from any present or former parent, subsidiary or affiliate thereof at any time during the period from January 1, 1998 to the present. This action consolidates twenty-six direct purchaser class action lawsuits previously described in the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2004.
  The remaining two lawsuits are multi-product lawsuits. The Company, Uniroyal and other companies are defendants in a single direct purchaser lawsuit filed on May 7, 2004, as amended on June 23, 2004, in the United States District Court, Northern District of Ohio, by Goodyear Tire & Rubber Company with respect to purchases of EPDM and polychloroprene from one or more of the defendants. This action has been transferred to the District of Connecticut for pre-trial purposes by the Judicial Panel on Multidistrict Litigation. The Company, Uniroyal and other companies are defendants in a direct purchaser lawsuit filed on November 16, 2004, in the United States District Court, Northern District of Ohio, by Parker Hannifin Corporation and PolyOne Corporation with respect to purchases of EPDM, nitrile rubber and polychloroprene from one or more of the defendants. This lawsuit has been stayed pending a ruling by the Judicial Panel on Multidistrict Litigation as to whether the lawsuit is to be transferred to the District of Connecticut for pre-trial purposes.

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

State Court Antitrust Class Actions

Rubber Chemicals. With respect to rubber chemicals, the Company, certain of its subsidiaries and other companies remain defendants in nine pending putative indirect purchaser class action lawsuits filed during the period from October 2002 through February 2005 in state courts in seven states.

  Six of the outstanding nine lawsuits were filed in California, Florida, Minnesota, South Dakota, Tennessee and West Virginia, from October 2002 through February 2003, and the putative class in each lawsuit comprises all persons within each of the applicable states who purchased tires other than for resale that were manufactured using rubber processing chemicals sold by the defendants since 1994. The complaints principally allege that the defendants agreed to fix, raise, stabilize and maintain the price of rubber processing chemicals used as part of the tire manufacturing process in violation the laws of these states and that this caused injury to individuals who paid more to purchase tires as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, interest and attorneys' fees and costs. A previously pending putative indirect purchaser action filed in Vermont was dismissed by the court as to the Company and Uniroyal on April 22, 2005.
  The seventh lawsuit was filed in Massachusetts on March 17, 2004 and amended on April 21, 2004, and the putative class comprises all natural persons within Massachusetts who purchased for non-commercial purposes any product containing rubber chemicals sold by the defendants or any subsidiary or affiliate thereof, or any co-conspirator, from January 1, 1994 through December 31, 2001 and who are residents of Massachusetts. The complaint principally alleges that the defendants agreed to fix, raise, stabilize and maintain the price of rubber chemicals distributed or sold in Massachusetts and throughout the United States in violation of the laws of that state and that the plaintiff and the alleged class were injured. The plaintiff seeks, among other things, double or treble damages of an unspecified amount, interest and attorneys' fees and costs.
  The eighth lawsuit was filed in Tennessee on February 17, 2005, and the putative class comprises all individuals and entities in Tennessee, 22 other states and the District of Columbia, who purchased rubber chemicals indirectly from the defendants or any of their co-conspirators, parents, predecessors, successors, subsidiaries and affiliates at any time from at least January 1, 1994. The complaint principally alleges that the defendants agreed to fix, raise, stabilize and maintain the price of rubber chemicals and to allocate markets and customers for the sale of rubber chemicals in violation of the laws of these states and that this caused the members of the class to pay inflated prices for products manufactured using rubber chemicals. The plaintiffs seek, among other things, to recover single or treble damages of an unspecified amount, attorneys' fees and costs.
  The remaining lawsuit, filed in Florida on May 25, 2004, as amended on January 21, 2005, is a multi-product lawsuit and is described under the heading "Multi-Product Lawsuit" below.

The Company and its defendant subsidiaries have filed motions to dismiss on substantive and personal jurisdictional grounds or answers with respect to seven of the lawsuits, and intends to file motions to dismiss the remaining two lawsuits. Certain motions to dismiss remain pending, and other motions to dismiss have been denied by the applicable court, which are being, or will be, appealed by the Company and its defendant subsidiaries.

EPDM. With respect to EPDM, the Company, its subsidiary Uniroyal, and other companies are defendants in seventeen pending putative indirect purchaser class action lawsuits filed during the period of October 2003 through February 2005 in state courts in fourteen states.

  Eleven of the outstanding seventeen lawsuits were filed in California, North Carolina, Florida, New York, Iowa, New Mexico, Vermont, Arizona, Nebraska, Kansas and Ohio, respectively, from October 2003 through February 2005, and the putative class of each action comprises all persons or entities in each of the applicable states who purchased indirectly EPDM at any time from the defendants or any predecessors, parents, subsidiaries, or affiliates thereof from at least January 1, 1994. The complaints principally allege that the defendants conspired to fix, raise, stabilize, and maintain the price of EPDM and allocate markets and customers in the United States, including foregoing states, respectively, in violation of the laws of those states and that this caused injury to purchasers paid more to purchase indirectly EPDM as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, single or treble damages of an unspecified amount, costs (including attorneys' fees), and disgorgement of profits. The Company and its defendant subsidiaries have filed motions to dismiss on substantive and personal jurisdictional grounds or answers with respect to most of the foregoing actions. Two previously pending putative indirect purchaser class action lawsuits filed in New Jersey and Tennessee were each dismissed in April 2005.

  The twelfth lawsuit was filed in Tennessee on August 19, 2004, and the putative class comprises all persons or business entities in Tennessee, 24 other states and the District of Columbia that purchased indirectly EPDM manufactured, sold or distributed by the defendants, other than for resale, from January 1994 to December 2002. The complaint principally alleges that the defendants conspired to fix, raise, stabilize, and maintain the price of EPDM and allocate markets and customers in the United States, including the foregoing states, respectively, in violation of the laws of those states and that this caused injury to purchasers who paid more to purchase indirectly EPDM as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, single or treble damages of an unspecified amount, costs (including attorneys' fees), and disgorgement of profits. The Company and its defendant subsidiary have filed motions to dismiss on substantive and personal jurisdictional grounds in this action.
  The five remaining lawsuits, filed in Massachusetts, Florida, California, New York and Pennsylvania, respectively, between May 2004 and February 2005, are multi-product lawsuits and are described under the heading "Multi-Product Lawsuits" below.

The Company and its defendant subsidiaries have filed motions to dismiss on substantive and personal jurisdictional grounds or answers with respect to eleven of the lawsuits, and intends to file motions to dismiss the remaining lawsuits. The motions to dismiss remain pending with the applicable court.

Plastics Additives. With respect to plastics additives, the Company and other companies are defendants in six pending putative indirect purchaser class action lawsuits filed during the period of May 2004 through February 2005 in state courts in six states.

  Five of the outstanding six lawsuits were filed in California, Vermont, Arizona, Ohio and Nebraska, respectively, from May 2004 through February 2005, and the putative class of each action comprises all persons or entities in each of the applicable states who purchased indirectly plastics additives at any time from any of the defendants, other than for resale, during various periods, each commencing on January 1, 1990.
  The sixth lawsuit was filed in Tennessee on January 5, 2005. The putative class in this action comprises all individuals and entities in 23 states and the District of Columbia who purchased indirectly plastics additives from any of the defendants or any of their predecessors, parents, subsidiaries or affiliates at any time from January 1, 1990 to January 31, 2003.

Each of the foregoing lawsuits principally alleges that the defendants and co-conspirators agreed to fix, raise, stabilize and maintain the price of plastics additives in violation of the laws of jurisdictions named in the complaints, as applicable, and that this caused injury to purchasers who paid more to purchase plastics additives as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, costs (including attorneys' fees) and/or injunctive relief preventing the defendants from continuing the unlawful activities alleged in the complaint.

Nitrile Rubber. With respect to nitrile rubber, the Company, its subsidiary Uniroyal, and other companies are defendants in seventeen pending putative indirect purchaser class action lawsuits filed during the period of March 2004 through February 2005 in state courts in eleven states.

  Six of the outstanding seventeen lawsuits were filed in California from March 2004 to August 2004. The putative classes in these actions comprise all persons or entities in California who purchased indirectly nitrile rubber from any of the defendants at various times from January 1, 1994. The complaints principally allege that the defendants conspired to fix, raise, stabilize and maintain the price of nitrile rubber and allocate markets and customers in the United States and California in violation of the laws of that state and that this caused injury to purchasers who paid more to purchase, indirectly, nitrile rubber as a result of such alleged anticompetitive activities. The plaintiffs in these actions seek, among other things, treble damages of an unspecified amount, costs (including attorneys' fees), and disgorgement of profits. By agreement, plaintiffs in the six California actions will file a consolidated amended complaint.

  One of the outstanding lawsuits was filed in Tennessee on December 22, 2004. The putative class comprises all individuals and entities in 23 states and the District of Columbia who purchased indirectly nitrile rubber from the defendants or any of their co-conspirators, parents, predecessors, successors, subsidiaries and affiliates from January 1, 1994 to the present. The complaint principally alleges that the defendants conspired to fix, raise, stabilize and maintain the price of nitrile rubber and allocate markets and customers in Tennessee and the other named jurisdictions in violation of the Tennessee Trade Practices Act and the Tennessee Consumer Protection Act of 1977, as well as the common law of the other named jurisdictions, and that this caused injury to purchasers in the foregoing states who paid more to purchase, indirectly, nitrile rubber as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of unspecified amounts and costs (including attorneys' fees).
  Five of the outstanding lawsuits were filed in Kansas, Vermont, Arizona, Nebraska and Ohio, respectively, from January 2005 through February 2005, and the putative class of each action comprises all persons or entities in each of the applicable states who purchased indirectly nitrile rubber manufactured, sold or distributed by the defendants, other than for resale, during January 1, 1995 through June 30, 2003. The complaints principally allege that the defendants conspired to fix, raise, stabilize and maintain the price of nitrile rubber in violation of the laws of these states. The plaintiffs seek, among other things, damages of unspecified amounts and costs (including attorneys' fees).
  The five remaining lawsuits, filed in Massachusetts, Florida, California, New York and Pennsylvania, respectively, between May 2004 and February 2005, are multi-product lawsuits and are described under the heading "Multi-Product Lawsuits" below.

Urethanes and Urethane Chemicals. With respect to urethanes and urethane chemicals, the Company, its subsidiary Uniroyal, and other companies are defendants in seventeen pending putative indirect purchaser class action lawsuits in six states.

  Eleven of the outstanding seventeen lawsuits were filed in California from March through June 2004. The putative class in the California actions comprises all persons or entities in California who purchased indirectly urethanes and urethane chemicals from any of the defendants at any time during various periods with the earliest commencing on January 1, 1990. A consolidated amended complaint for these lawsuits is expected to be filed in May 2005.
  One of the lawsuits was filed in Tennessee on April 28, 2004. The putative class comprises all natural persons who purchased indirectly urethanes and urethane chemicals during the period from January 1, 1994 to April 2004. A previously pending putative indirect purchaser class action lawsuit filed in Tennessee was dismissed in March 2005.
  The five remaining lawsuits, filed in Massachusetts, Florida, California, New York and Pennsylvania, respectively, between May 2004 and February 2005, are multi-product lawsuits and are described under the heading "Multi-Product Lawsuits" below.

The foregoing lawsuits principally allege that the defendants conspired to fix, raise, stabilize and maintain the price of urethanes and urethane chemicals and allocate markets and customers in violation of the laws of the applicable jurisdictions, and that this caused injury to purchasers who paid more to purchase, indirectly, urethanes and urethane chemicals as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, costs (including attorneys' fees), and/or disgorgement of profits.

Multi-Product Lawsuits. The Company, its subsidiary Uniroyal, and other companies are defendants in five pending putative indirect purchaser class action lawsuits in five states that each involve multiple products.

  One of the outstanding multi-product lawsuits was filed in Florida on May 25, 2004, as amended on January 21, 2005, and the putative class comprises all natural persons who, within Florida, 19 other states and the District of Columbia, purchased for non-commercial purposes any product containing rubber and urethane products (defined to include rubber chemicals, EPDM, nitrile rubber and urethanes and urethane chemicals) manufactured or sold by any of the defendants, and which were the subject of price-fixing by any of the defendants or any co-conspirator, at any time from January 1, 1994 through December 31, 2004. The complaint principally alleges that the defendants agreed to fix, raise, stabilize and maintain the price of rubber chemicals distributed or sold in Florida, 19 other states and the District of Columbia in violation of the laws of these states and the District of Columbia, and that the plaintiff and the alleged class were injured. The plaintiff seeks, among other things, damages of an unspecified amount, interest and attorneys' fees and costs.

  The remaining four outstanding multi-product lawsuits were filed in February 2005 in Massachusetts, California, New York and Pennsylvania, respectively, and the putative class comprises all natural persons who, within the applicable state, purchased for non-commercial purposes any product containing rubber and urethane products (defined to include EPDM, nitrile rubber, urethanes and urethane chemicals) manufactured or sold by any of the defendants, and which were the subject of price-fixing by any of the defendants or any co-conspirator, at any time from January 1, 1994 through December 31, 2004. Each of the complaints principally alleges that the defendants agreed to fix, raise, stabilize and maintain the price of rubber chemicals distributed or sold in the applicable state and throughout the United States in violation of the laws of that state, and that the plaintiff and the alleged class were injured. The plaintiff seeks, among other things, damages of an unspecified amount, interest and attorneys' fees and costs.

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

A motion for authorization to commence a class action was filed in February 2005, in the Superior Court of the District of Quebec, in Quebec, Canada, against the Company, its subsidiaries Crompton Canada Corporation, Crompton Co./Cie and Uniroyal, and other companies. The motion was filed on behalf of all residents of Quebec who purchased, used or received EPDM or who purchased products containing EPDM between January 1, 1994 and December 31, 2002. The motion principally alleges that the Company conspired with other defendants to restrain unduly competition in the sale of EPDM and to inflate artificially the sale price of EPDM in violation of Canada's Competition Act, and that this caused injury to purchasers who paid artificially inflated prices for EPDM or products containing EPDM. The plaintiffs seek, among other things, authorization to commence a class action, recovery of the additional revenues generated by the artificial inflation of the price of EPDM, exemplary and punitive damages, attorneys' fees and costs. The motion has been suspended pending determination of the constitutionality of certain Quebec civil procedure rules involving class actions.

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

A Statement of Claim was filed in February 2005, in the Ontario Superior Court of Justice in London, Ontario in Canada, against the Company, its subsidiaries Crompton Canada Corporation, Crompton Co./Cie and Uniroyal, and other companies. The Statement of Claim was filed on behalf of a proposed class of persons and entities in Canada who purchased rubber chemicals (including accelerants and antidegradants) manufactured by the defendants or products containing such rubber chemicals from at least July 1995 to 2001. The Statement of Claim principally alleges that the Company conspired with other defendants to coordinate the timing and amounts of price increases for certain rubber chemicals and to allocate customers and sales volumes amongst themselves in violation of Canada's Competition Act, and that this caused injury to purchasers who paid artificially inflated prices for rubber chemicals or products containing rubber chemicals. The plaintiff seeks, among other things, general and punitive damages, interest and costs on behalf of the proposed class. This case will proceed as a class action only if, when and to the extent it is certified as a class proceeding by the Ontario Court.

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

Shareholder Derivative Lawsuit

Certain current directors and one former director and officer of the Company (the "Individual Defendants") are defendants in a shareholder derivative lawsuit filed on August 25, 2003 in Connecticut state court, nominally brought on behalf of the Company. The Company is a nominal defendant in the lawsuit. The plaintiff filed an amended complaint on November 19, 2004. The amended complaint principally alleges that the Individual Defendants breached their fiduciary duties by causing or allowing the Company to issue false and misleading financial statements by inflating financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy. The plaintiff contends that this wrongful conduct caused the Company's financial results to be inflated, cost the Company its credibility in the marketplace and market share, and has and will continue to cost the Company millions of dollars in investigative and legal fees. The plaintiff seeks, among other things, compensatory and punitive damages against the director defendants in unspecified amounts, prejudgment interest, and attorneys' fees and costs. The Company filed a motion to strike all counts of the complaint on January 12, 2005 for failure to allege adequately that a pre-lawsuit demand on the Company's Board of Directors by the plaintiff would have been futile and was thus excused.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

    The Annual Meeting of Stockholders was held on April 26, 2005.
    Proxies for the Annual Meeting of Stockholders were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended; there was no solicitation in opposition to the nominees for the Board of Directors as listed in the proxy statement; and such nominees were elected.
    A brief description of each matter voted upon at the Annual Meeting of Stockholders, and the results of the voting, are as follows:

1.      Election of Class II directors to serve for a term expiring in 2008:

NAME	FOR	WITHHELD
Robert A. Fox	103,742,543	4,138,070
Robert L. Wood	103,049,634	4,830,979

2.      Approval of the 2005 Crompton Corporation Short-Term Incentive Plan:

FOR	AGAINST	ABSTAIN
75,225,038	11,067,128	1,351,639

There were 20,236,808 broker non-votes.

3.      Approval of the selection by the Board of Directors of KPMG LLP as independent auditors for 2005:

FOR	AGAINST	ABSTAIN
106,844,251	947,628	88,734

ITEM 6. Exhibits

The following documents are filed as part of this report:

Number	Description
2.1

Agreement and Plan of Merger, Dated as of March 8, 2005, among Crompton Corporation, Copernicus Merger Corporation and Great Lakes Chemical Corporation (incorporated by reference to Exhibit 99.2 to the Registrant's March 10, 2005 Form 8-K).

2.2	Asset Purchase Agreement by and between Crompton Corporation and RP Products, LLC, Dated as of March 17, 2005 (incorporated by reference to Exhibit 99.2 to the Registrant's March 22, 2005 Form 8-K).
2.3

Contribution Agreement among Crompton Holding Corporation, Davis-Standard Corporation, BCCM Holdings, Inc., BCCM, LLC and Davis-Standard, LLC, Dated as of March 31, 2005 (incorporated by reference to Exhibit 99.2 to the Registrant's April 4, 2005 Form 8-K).

10.1	2005 Crompton Corporation Short-Term Incentive Plan, effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's April 27, 2005 Form 8-K).
10.2

Separation Agreement and General Release dated as of April 29, 2005, by and between Robert W. Ackley and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's May 2, 2005 Form 8-K).

10.3

Amendment Number 6 dated as of April 28, 2005, to the Receivables Purchase Agreement dated as of December 11, 1998, by and among Crompton Corporation (as successor to Crompton & Knowles) as the Initial Collection Agent, and certain of its subsidiaries, as Sellers, Crompton & Knowles Receivables Corporation, as Buyer, and ABN AMRO Bank N.V., as Agent (filed herewith).

10.4

Amendment dated as of April 28, 2005, to the Second Amended and Restated Receivables Sale Agreement, dated as of August 16, 2004, among Crompton & Knowles Receivables Corporation, as Seller, Crompton Corporation, as the Initial Collection Agent, ABN AMRO Bank N.V., as the Agent and Liquidity Provider, and Amsterdam Funding Corporation (filed herewith).

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

Crompton Corporation

       (Registrant)

Date: May 9, 2005	/s/ Michael F. Vagnini
Name: Michael F. Vagnini Title: Senior Vice President and Controller (Principal Accounting Officer)

Date: May 9, 2005	/s/ Barry J. Shainman
Name: Barry J. Shainman Title: Secretary