Form 10-Q
period 2005-08-09
Chemtura CORP
filed 2005-08-09
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

(Commission File Number) 1-15339

CHEMTURA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware			52-2183153

(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)
199 Benson Road, Middlebury, Connecticut			06749

(Address of principal executive offices)			(Zip Code)

(203) 573- 2000 (Registrant's telephone number, including area code)
Crompton Corporation

(Former name, former address and former fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[X]	Yes	[ ]	No

The number of shares of common stock outstanding as of the latest practicable date, is as follows:
Class Common Stock - $.01 par value			Outstanding at July 31, 2005 237,391,053

CHEMTURA CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements and Accompanying Notes

CHEMTURA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
Second quarter and six months ended June 30, 2005 and 2004
(In thousands of dollars, except per share data)

	Second quarter ended		Six months ended

	2005	2004	2005	2004

Net sales	$602,329	$581,411	$1,192,059	$1,136,920

Cost of products sold	424,907	448,217	843,576	879,205
Selling, general and administrative	58,607	66,671	119,878	137,992
Depreciation and amortization	27,737	29,026	57,863	57,906
Research and development	10,472	12,647	20,983	24,046
Equity income	(86)	(66)	(174)	(9,693)
Facility closures, severance and related costs	23,917	3,278	24,075	5,689
Antitrust costs	3,338	4,350	6,504	8,403
Merger costs	8,686	-	8,686	-

Operating profit	44,751	17,288	110,668	33,372
Interest expense	24,309	17,162	48,715	35,087
Other (income) expense, net	2,035	3,191	10,834	(89,563)

Earnings (loss) from continuing operations before
income taxes	18,407	(3,065)	51,119	87,848
Income tax expense (benefit)	8,233	(2,193)	22,716	27,927

Earnings (loss) from continuing operations	10,174	(872)	28,403	59,921
Earnings from discontinued operations	450	1,956	2,656	2,116
Loss on sale of discontinued operations	(27,622)	-	(27,622)	-

Net earnings (loss)	$(16,998)	$1,084	$3,437	$62,037

Basic earnings per common share:
Earnings (loss) from continuing operations	$0.09	$(0.01)	$0.24	$0.52
Earnings from discontinued operations	-	0.02	0.02	0.02
Loss on sale of discontinued operations	(0.23)	-	(0.23)	-

Net earnings (loss)	$(0.14)	$0.01	$0.03	$0.54

Diluted earnings per common share:
Earnings (loss) from continuing operations	$0.09	$(0.01)	$0.24	$0.52
Earnings from discontinued operations	-	0.02	0.02	0.02
Loss on sale of discontinued operations	(0.23)	-	(0.23)	-

Net earnings (loss)	$(0.14)	$0.01	$0.03	$0.54

Dividends per common share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2005 (Unaudited) and December 31, 2004
(In thousands of dollars)

	June 30, 2005	December 31, 2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$49,038	$158,700
Accounts receivable	230,579	242,435
Inventories	357,342	383,635
Other current assets	225,003	165,554
Assets held for sale	-	97,252

Total current assets	861,962	1,047,576

NON-CURRENT ASSETS
Property, plant and equipment	625,937	694,925
Cost in excess of acquired net assets	362,106	407,975
Other assets	602,844	528,233

	$2,452,849	$2,678,709

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term borrowings	$13,441	$4,294
Accounts payable	186,238	228,458
Accrued expenses	302,096	338,709
Income taxes payable	118,313	107,686
Other current liabilities	-	23,555
Liabilities held for sale	-	6,467

Total current liabilities	620,088	709,169

NON-CURRENT LIABILITIES
Long-term debt	843,482	862,251
Pension and post-retirement health care liabilities	500,513	566,759
Other liabilities	213,418	211,550

STOCKHOLDERS' EQUITY
Common stock	1,192	1,192
Additional paid-in capital	1,033,231	1,032,282
Accumulated deficit	(655,933)	(647,678)
Accumulated other comprehensive loss	(91,913)	(22,372)
Treasury stock, at cost	(11,229)	(34,444)

Total stockholders' equity	275,348	328,980

	$2,452,849	$2,678,709

See accompanying notes to condensed consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 30, 2005 and 2004
(In thousands of dollars)

Increase (decrease) in cash	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$3,437	$62,037
Adjustments to reconcile net earnings to net
cash used in operations:
Loss on sale of discontinued operations	27,622	-
Gain on sale of Gustafson joint venture	-	(90,938)
Depreciation and amortization	60,643	61,840
Equity income	(174)	(9,693)
Changes in assets and liabilities, net:
Accounts receivable	(77,192)	(59,090)
Accounts receivable - securitization	25,483	11,105
Inventories	(32,709)	(2,251)
Accounts payable	(16,206)	(15,924)
Deposit for civil antitrust settlement	(58,500)	-
Pension and post-retirement health care liabilities	(28,018)	2,457
Other	(43,876)	16,640

Net cash used in operations	(139,490)	(23,817)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	74,100	137,696
Capital expenditures	(31,800)	(29,495)
Merger related expenditures	(5,918)	-
Other investing activities	(56)	309

Net cash provided by investing activities	36,326	108,510

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on domestic credit facility	-	(57,000)
(Payments on) proceeds from short-term borrowings	(651)	574
Payments on long-term borrowings	(10,000)	-
Payments for debt issuance costs	(726)	-
Dividends paid	(11,692)	(11,455)
Proceeds from exercise of stock options	17,087	4
Other financing activities	1,618	(84)

Net cash used in financing activities	(4,364)	(67,961)

CASH
Effect of exchange rates on cash	(2,134)	(767)

Change in cash	(109,662)	15,965
Cash at beginning of period	158,700	39,213

Cash at end of period	$49,038	$55,178

See accompanying notes to condensed consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

On July 1, 2005, Crompton Corporation (the Company) and Great Lakes Chemical Corporation (Great Lakes) combined their businesses by merging a wholly-owned subsidiary of Crompton with and into Great Lakes. Under the terms of the merger agreement, Great Lakes shareholders received 2.2232 shares of the Company's common stock for each share of Great Lakes common stock and Great Lakes became a wholly-owned subsidiary of Crompton. The Company also changed its name to Chemtura Corporation.

The condensed consolidated financial statements included herein reflect the financial position, results of operations and cash flows of Chemtura Corporation prior to the merger with Great Lakes. Great Lakes' results of operations will be included in the Company's results beginning July 1, 2005.

ACCOUNTING POLICIES

Presentation of Condensed Consolidated Financial Statements
The information in the foregoing condensed consolidated financial statements for the second quarter and six months ended June 30, 2005 and June 30, 2004 is unaudited, but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The foregoing condensed consolidated financial statements include the accounts of Chemtura Corporation and its wholly-owned and majority-owned subsidiaries that it controls, which are collectively referred to as "the Company." Other affiliates in which the Company has a 20% to 50% ownership interest or a non-controlling majority interest are accounted for in accordance with the equity method.

On March 18, 2005, the Company entered into an agreement to sell certain assets and assign certain liabilities of the Refined Products business to Sun Capital Partners Group, Inc. The transaction closed on June 24, 2005. As a result, the accompanying condensed consolidated financial statements reflect the Refined Products business as a discontinued operation for all periods presented. The operations of the Refined Products business have been classified on the condensed consolidated statements of operations as earnings from discontinued operations (net of tax) for all periods presented and the estimated carrying amount of the assets sold and of the liabilities transferred have been reflected as assets held for sale and liabilities held for sale, respectively, on the December 31, 2004 condensed consolidated balance sheet. The condensed consolidated statements of cash flows have not been adjusted to reflect the discontinued operation and thus include the cash flows of the Refined Products business for all periods presented. Refer to the discontinued operations footnote for further information.

Certain financial information and footnote disclosures included in the annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 2004 Annual Report on Form 10-K. The consolidated results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results expected for the full year.

Operating Costs and Expenses
Cost of products sold includes all costs incurred in manufacturing products, including raw materials, direct manufacturing costs and manufacturing overhead. Cost of products sold also includes warehousing, distribution, engineering (other than polymer processing equipment design engineering), purchasing, customer service and environmental, health and safety functions, and shipping costs for outbound product shipments. Selling, general and administrative expenses (SG&A) include costs and expenses related to the following functions and activities: selling, advertising, polymer processing equipment design engineering, information technology, legal, provision for doubtful accounts, corporate facilities and corporate administration. SG&A also includes accounting, finance and human resources, excluding direct support in manufacturing operations, which is included as cost of products sold. Research and development expenses (R&D) include basic and applied research and development activities of a technical and non-routine nature. R&D costs are expensed as incurred. Cost of products sold, SG&A and R&D expenses exclude depreciation and amortization expenses, which are presented on a separate line in the condensed consolidated statements of operations.

Included in cost of products sold are shipping costs of $15.4 million and $17.5 million for the second quarters ended June 30, 2005 and June 30, 2004, respectively, and $31.1 million and $ 34.2 million for the six months ended June 30, 2005 and June 30, 2004, respectively.

Other

Included in the Company's condensed consolidated balance sheets at June 30, 2005 and December 31, 2004 is approximately $6 million and $20 million, respectively, of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.

Accounts receivable are net of allowances for doubtful accounts of $20.3 million at June 30, 2005 and $22.3 million at December 31, 2004.

Accumulated depreciation amounted to $813.9 million at June 30, 2005 and $835.6 million at December 31, 2004.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year condensed consolidated statement of earnings, including the reclassification of shipping costs from SG&A to cost of products sold to provide comparability to other entities in the Company's business sector.

STOCK-BASED COMPENSATION

As permitted under Financial Accounting Standards Board (FASB) Statements No. 123, "Accounting for Stock-Based Compensation" and No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company elected to continue its historical method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Under APB 25, compensation expense for fixed plans is recognized based on the difference between the exercise price and the stock price on the date of grant. Since the Company's fixed plan awards have been granted with an exercise price equal to the stock price on the date of grant, no compensation expense has been recognized in the statements of operations for these awards. However, compensation expense has been recognized for the restricted stock awards under the Company's long-term incentive programs in accordance with the provisions of APB 25, which would be unchanged under FASB Statements No. 123 and No. 148. In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment", which replaces FASB Statement No. 123 and supersedes APB 25. FASB Statement No. 123 (revised 2004) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value, beginning with the first interim period after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission announced that the effective date of Statement No. 123 (revised 2004) would be suspended until the beginning of the first fiscal year beginning after June 15, 2005. The Company is in the process of evaluating the alternative methods permitted under FASB Statement No. 123 (revised 2004) and the resulting impact of such methods on its consolidated earnings (loss).

The following table illustrates the effect on net earnings (loss) and related per share amounts as if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to all stock-based employee compensation awards.

	Second quarter ended		Six months ended

(In thousands, except per share data)	2005	2004	2005	2004

Net earnings (loss), as reported	$(16,998)	$1,084	$3,437	$62,037
Stock-based employee compensation expense
included in net earnings (loss), net of tax	812	750	1,685	1,064
Total stock-based employee compensation determined under
fair value based accounting method for all awards, net of tax	(1,801)	(1,791)	(4,014)	(2,978)

Pro forma net earnings (loss)	$(17,987)	$43	$1,108	$60,123

Basic earnings (loss) per share:
Basic - as reported	$(0.14)	$0.01	$0.03	$0.54
Basic - pro forma	$(0.15)	$-	$0.01	$0.52

Diluted earnings (loss) per share:
Diluted - as reported	$(0.14)	$0.01	$0.03	$0.54
Diluted - pro forma	$(0.15)	$-	$0.01	$0.52

FACILITY CLOSURES, SEVERANCE AND RELATED COSTS

During the first quarter of 2004, the Company appointed a new President and CEO, and the former Chairman, President and CEO, Senior Vice President and CFO, and certain other executives elected to retire. As a result of this reorganization, the Company completed the separation agreements for the former Chairman, President and CEO, Senior Vice President and CFO, and other executives and recorded a pre-tax charge of $2.8 million for severance and related costs in 2004. During the first six months of 2005, the Company recorded an additional charge of $0.7 million. Payments and non-cash activity related to this charge were $1.1 million during 2004 and $0.8 million during the first six months of 2005. The remaining reserve balance at June 30, 2005 was $1.6 million.

In 2004, the Company completed an activity-based restructuring initiative, including a voluntary severance program, intended to structure the Company's operations in a more efficient and cost-effective manner. As a result of the voluntary program, 137 U.S. based employees voluntarily elected to terminate their employment. In addition, the Company is in the process of involuntarily terminating approximately 530 worldwide employees as a result of the activity-based restructuring initiative, of which approximately 460 have been terminated as of June 30, 2005. During 2004, the Company recorded pre-tax charges of $54 million for facility closures, severance and related costs. The Company recorded additional charges during the first six months of 2005 of $25.2 million, of which approximately $20.3 million relates to unrecoverable future lease costs and asset write-offs related to the closure of the Company's former research and development facility in Tarrytown, NY. No payments were made against this reserve to date. The related reserve activity is as follows:
(In thousands)	Severance and Related Costs (a)	Asset Write-offs (b)	Other Facility Closure Costs (c)	Total

2004 charge:
Continuing operations	$50,556	$138	$3,030	$53,724
Discontinued operations	306	-	-	306
Cash payments	(9,061)	-	(1,439)	(10,500)
Non-cash charges	(1,748)	(138)	-	(1,886)

Balance at December 31, 2004	40,053	-	1,591	41,644
2005 charge	3,476	3,970	17,761	25,207
Cash payments	(24,633)	-	(1,972)	(26,605)
Non-cash charges	161	(3,970)	-	(3,809)

Balance at June 30, 2005	$19,057	$-	$17,380	$36,437

     (a)     Includes domestic and international severance, benefits and related pension curtailments.
     (b)     Includes asset write-offs related to sites closed as a result of the activity-based initiative including assets related to the Tarrytown, NY closure.
     (c)     Includes consulting costs that have been incurred, which were directly related to developing and implementing the activity-based restructuring initiative, unrecoverable future lease costs related to the closure of the Tarrytown, NY site and other contractual obligations related to closed sites.

During the fourth quarter of 2004, the Enenco joint venture, in which the Company owned a 50 percent interest, closed its manufacturing facility in Memphis, TN. As a result of the closure, the Company recorded a pre-tax charge of $4.6 million to facility closures, severance and related costs, which included $2.3 million related to the write-off of the Company's investment in its affiliate, $1.8 million for environmental decommissioning and demolition costs and $0.5 million for other closure related costs. During the first quarter of 2005, the Company assumed the remaining 50 percent interest from its joint venture partner and as a result has accounted for Enenco as a wholly-owned subsidiary of the Company. This transaction resulted in a pre-tax credit to facility closures, severance and related costs during the first six months of 2005 of $1.9 million due to recoveries from the joint venture partner of $1.2 million, adjustments to third party accruals of $0.5 million and adjustments to decommissioning and demolition reserves of $0.2 million.

In July 2003, the Company announced a cost reduction program to eliminate, at a minimum, overhead expenses previously absorbed by the OrganoSilicones business. The related reserve activity is as follows:

(In thousands)	Severance and Related Costs	Other Facility Closure Costs	Total

Balance at December 31, 2003	$9,726	$605	$10,331
2004 charge	558	7	565
Cash payments	(8,596)	(529)	(9,125)

Balance at December 31, 2004	1,688	83	1,771
2005 reserve adjustment	(67)	-	(67)
Cash payments	(578)	(55)	(633)

Balance at June 30, 2005	$1,043	$28	$1,071

As a result of the cost reduction initiative that began in 2001 and the relocation of the Company's headquarters from Greenwich, CT to Middlebury, CT that began in 2002, the Company recorded pre-tax charges for facility closures, severance and related costs. The related reserve activity is summarized as follows:
(In thousands)	Severance and Related Costs (d)	Asset Write-offs and Impairments (e)	Other Facility Closure Costs (f)	Total

Balance at December 31, 2003	$8,392	$-	$4,075	$12,467
2004 charge	(1,492)	559	14	(919)
Cash payments	(5,474)	-	(2,537)	(8,011)
Non-cash charges	(370)	(559)	-	(929)

Balance at December 31, 2004	1,056	-	1,552	2,608
2005 charge	(9)	-	132	123
Cash payments	(726)	-	(491)	(1,217)

Balance at June 30, 2005	$321	$-	1,193	1,514

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

DISCONTINUED OPERATIONS

Refined Products
On June 24, 2005, the Company sold certain assets and assigned certain liabilities of its Refined Products business to Sun Capital Partners Group, Inc. (Sun) for $80 million. The consideration that the Company received was subject to adjustment based on the change in certain transferred assets and liabilities of the Refined Products business through the closing date and for retained accounts receivable and accounts payable, which resulted in a reduction to the proceeds received by $30.3 million. The Company also pre-paid approximately $6.8 million of the manufacturing costs for certain petroleum additives products that will be manufactured for the Company by Sun. The transaction resulted in a loss of $27.6 million (net of an income tax benefit of $14.6 million).

The agreement provided for the sale of assets and assignment of liabilities with carrying amounts as follows:

(In thousands)	June 24, 2005	December 31, 2004

Inventory	$40,928	$44,298
Other current assets	1,066	1,716
Property, plant and equipment, net	42,540	39,604
Other assets	11,573	11,634

Total assets held for sale	$96,107	$97,252

Accounts payable	$4,331	$3,015
Accrued expenses	3,074	3,452

Total liabilities held for sale	$7,405	$6,467

The revenues, operating profit and pre-tax earnings from discontinued operations for all periods presented are as follows:
	Second quarter ended		Six months ended

(In thousands)	2005	2004	2005	2004

Net sales	$67,687	$65,328	$136,419	$134,167

Pre-tax earnings from discontinued operations	554	3,128	4,013	3,383
Income tax expense	104	1,172	1,357	1,267

Earnings from discontinued operations	$450	$1,956	$2,656	$2,116

OrganoSilicones
On July 31, 2003, the Company sold certain assets and assigned certain liabilities of its OrganoSilicones business unit to the Specialty Materials division of General Electric Company (GE) and acquired GE's Specialty Chemicals business. As a result of the transaction, the Company will receive quarterly earn-out proceeds through September 2006 based on the combined performance of GE's existing Silicones business and the OrganoSilicones business that GE acquired from the Company. The total of such earn-out proceeds will be a minimum of $105 million and a maximum of $250 million. The Company received a total of $27.8 million and $17.5 million of earn-out proceeds during the six months ended June 30, 2005 and June 30, 2004, respectively. Of the $27.8 million of earn-out proceeds received during the six months ended June 30, 2005, $10.3 million represented earn-out proceeds in excess of the quarterly minimum payments for such period attributable to the performance of the combined business in the fourth quarter of 2004 and the first quarter of 2005. The additional earn-out proceeds received to date have not been recognized in earnings as the recognition of this additional gain is contingent upon the continued favorable future performance of GE's Silicones business through September 2006. The balance of such additional proceeds totaled $15.6 million and $5.3 million at June 30, 2005 and December 31, 2004, respectively, and has been included in other liabilities in the condensed consolidated balance sheets.

MERGER

On March 9, 2005, the Company and Great Lakes announced the signing of a definitive merger agreement for an all-stock merger transaction. The transaction closed on July 1, 2005, creating the fourth largest publicly traded specialty chemicals company in the United States. In accordance with the terms of the agreement, Great Lakes shareholders received 2.2232 shares of the Company's common stock for each share of Great Lakes common stock resulting in the issuance of approximately 116.1 million shares, net of treasury shares, of the Company's common stock with a fair value of approximately $1.7 billion, based on a fair value per common share of $14.52, which represents the average of the closing prices on March 9, 2005, the date the terms of the agreement were agreed to and announced and the two days before and after that date. As a result of the merger, the Company obtained a 100% equity interest in Great Lakes.

The strategic long-term factors that were considered in approving the merger included expected accretion to earnings per share and cash flow per share beginning in 2006; the combined company's greater size and leading positions in high-value specialty chemical niche businesses; anticipated cost savings of approximately $150 million per year expected to be achieved during the 2005 through 2007 period in most part beginning in 2006; expected cash flow benefits related to utilization of the Company's net operating losses; improved financial strength; and improved market position.

The merger will be accounted for in accordance with the purchase method of accounting for business combinations. Under the purchase method, the acquired assets and assumed liabilities will be recorded at their fair value. If the cost of the acquired net assets exceeds their fair value, the excess will be recorded as goodwill.

The following pro forma unaudited results of operations for the second quarter and six months ended June 30, 2005 and June 30, 2004 give effect to the merger using the purchase method as if the merger had been consummated as of the beginning of each respective period. The pro forma unaudited results of operations combine the historical results of operations of the Company and Great Lakes with the pro forma adjustments specified below. The pro forma unaudited results of operations do not give effect to certain synergies, cost savings and one-time charges expected to result from the merger or the results of valuations of the assets and liabilities of Great Lakes, including property, plant and equipment, intangible assets, and in-process R&D. The pro forma unaudited results of operations do not purport to be indicative of what the actual results of operations would have been had the merger been completed on the dates assumed or the results of operations that may be achieved in the future.

	Second quarter ended		Six months ended

(In thousands, except per share data)	2005	2004	2005	2004

Net sales	$1,093,738	$1,024,603	$2,103,893	$1,938,198

Earnings from continuing operations	$33,169	$27,317	$67,319	$84,358

Net earnings	$2,775	$16,683	$39,131	$74,463

Basic earnings per share:
Earnings from continuing operations	$0.14	$0.12	$0.29	$0.37

Net earnings	$0.01	$0.07	$0.17	$0.33

Diluted earnings per share:
Earnings from continuing operations	$0.14	$0.12	$0.28	$0.37

Net earnings	$0.01	$0.07	$0.17	$0.33

Weighted average shares outstanding - basic	234,638	227,743	233,305	227,642

Weighted average shares outstanding - diluted	239,008	228,025	236,821	228,216

Pro forma adjustments reflect the reduction in pension expense principally due to the elimination of the impact of amortization of historical gains and losses from the net periodic benefit cost, the impact on interest expense of amortization of the fair value adjustment to long-term debt, the reversal of merger costs incurred by Great Lakes, and tax expense attributable to the pro forma adjustments at the estimated federal, foreign and state combined statutory rate of 39%, no tax benefit was taken related to $67 million of non-deductible merger costs.

The increase in earnings before income taxes related to each adjustment is as follows:
	Second quarter ended		Six months ended

(In thousands)	2005	2004	2005	2004

Reduction in pension expense	$975	$1,327	$1,950	$2,654
Reduction in interest expense	2,330	1,890	4,404	3,609
Reversal of merger costs	135,880	-	138,429	-

	$139,185	$3,217	$144,783	$6,263

Net of tax	$111,033	$1,962	$114,448	$3,820

DIVESTITURES

On March 31, 2005, the Company entered into an agreement with Hamilton Robinson LLC, a private equity firm, to form a joint venture (Davis-Standard LLC), which would combine the Company's Polymer Processing Equipment business and Hamilton Robinson's Black Clawson Converting Machinery Company. The transaction closed on April 29, 2005 and resulted in the Company acquiring a 61.24% non-controlling interest in Davis-Standard LLC. In accordance with EITF 96-16,"Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights", the Company is not consolidating the financial statements of Davis-Standard LLC because the holder of the minority interest of Davis-Standard LLC effectively exercises control over the operations of the business through its majority voting rights. As of the closing date, the accounts of the Polymer Processing Equipment business were deconsolidated. The Company deconsolidated $132.6 million of assets and $59.5 million of liabilities as of such date. The associated investment was recorded in other assets with no significant gain or loss recognized on the transaction. The Company subsequently accounted for its investment in Davis-Standard LLC under the equity method and accordingly,is recording its proportionate share of the joint venture's results of operations in other (income) expense, net in the condensed consolidated statements of operations.

On March 22, 2004, the Company entered into an agreement with Bayer CropScience LP in the U.S. and Bayer CropScience Inc. in Canada to sell its 50 percent interest in the Gustafson seed treatment joint venture for $128.9 million. The transaction closed on March 31, 2004 and resulted in a pre-tax gain of $90.9 million in the first quarter of 2004. As a result of finalizing the licensing consent and related supply agreement relating to the transaction, the Company received additional proceeds and recorded an additional pre-tax gain of $2 million during the fourth quarter of 2004.

ACCOUNTS RECEIVABLE PROGRAMS

The Company has an accounts receivable securitization program to sell up to $125 million of domestic receivables to agent banks. Accounts receivable sold under this program were $118 million and $95 million as of June 30, 2005 and December 31, 2004, respectively. In addition, the Company's European subsidiaries have a separate program to sell up to approximately $125 million of their eligible accounts receivable to agent banks as of June 30, 2005. International accounts receivable sold under this program were $97.4 million and $94.9 million as of June 30, 2005 and December 31, 2004, respectively. The total costs associated with these programs of $5.4 million and $4.3 million for the six months ended June 30, 2005 and June 30, 2004, respectively, are included in other (income) expense, net in the condensed consolidated statements of operations.

Under the domestic program, certain subsidiaries of the Company sell their accounts receivable to a special purpose entity (SPE) that has been created as a separate legal entity for the purpose of acquiring such receivables and selling an undivided interest therein to agent banks. In accordance with the domestic sale agreement, the agent banks purchase an undivided ownership interest in the accounts receivable owned by the SPE. The amount of such undivided ownership interest will vary based on the level of eligible accounts receivable as defined in the agreement. In addition, the agent banks retain a security interest in all of the receivables owned by the SPE, which was $57.2 million and $66.3 million as of June 30, 2005 and December 31, 2004, respectively. The balance of the unsold receivables owned by the SPE is included in the Company's accounts receivable balance on the condensed consolidated balance sheets. Under the international program, certain foreign subsidiaries of the Company sell eligible accounts receivable directly to an agent bank. During the period, the Company had an obligation to service the accounts receivable sold under its domestic and international programs. The Company has treated the transfer of receivables under its domestic and international receivable programs as a sale of accounts receivable.

INVENTORIES

Components of inventories are as follows:

	June 30,	December 31,
(In thousands)	2005	2004

Finished goods	$251,930	$271,142
Work in process	25,015	31,883
Raw materials and supplies	80,397	80,610

	$357,342	$383,635

GOODWILL AND INTANGIBLE ASSETS

The Company's intangible assets (excluding goodwill) are included in other assets on the condensed consolidated balance sheet and comprise the following:

(In thousands)	June 30, 2005		December 31, 2004

	Gross Cost	Accumulated Amortization	Gross Cost	Accumulated Amortization

Patents	$71,834	$(27,060)	$69,358	$(23,937)
Trademarks	80,112	(34,908)	82,516	(35,608)
Other	64,097	(32,846)	66,137	(30,672)

	$216,043	$(94,814)	$218,011	$(90,217)

During the first six months of 2005, the gross cost of intangibles decreased by $2 million due to unfavorable foreign currency translation of $2.7 million, the contribution of intangibles of $2.2 million from the Polymer Processing Equipment segment to the Davis-Standard LLC joint venture and retirement of $0.7 million of intangibles, partially offset by the capitalization of fees associated with the registration and renewal of patents and trademarks of $3.6 million.

Amortization expense from continuing operations related to intangible assets (excluding goodwill) amounted to $3.8 million and $4.1 million for the second quarter ended June 30, 2005 and June 30, 2004, respectively, and $7.9 million and $8.4 million for the six months ended June 30, 2005 and June 30, 2004, respectively. Estimated amortization expense as of June 30, 2005 for the next five fiscal years is as follows: $16.3 million (2005), $15.6 million (2006), $15.5 million (2007), $15.1 million (2008) and $13 million (2009). Estimated amortization expense does not include the impact of the merger with Great Lakes. The Company is still in the process of identifying and determining the fair value of any intangible assets acquired in connection with the merger and cannot reasonably estimate future amortization expense at this time.

Goodwill by reportable segment is as follows:

	June 30,	December 31,
(In thousands)	2005	2004

Polymer Products
Polymer Additives	$288,983	$298,317
Polymers	17,299	17,299
Polymer Processing Equipment	-	36,210

	306,282	351,826
Specialty Products
Crop Protection	55,824	56,149

	$362,106	$407,975

During the first six months of 2005, goodwill decreased by $45.9 million due to the formation of the Davis Standard LLC joint venture, the reversal of $6.6 million of Polymer Additives goodwill associated with the 1999 acquisition of Witco Corporation and unfavorable foreign currency translation of $3.1 million. The $6.6 million adjustment to Polymer Additives goodwill related to the reversal of certain pre-merger deferred tax liabilities as a result of a change in management's best estimate.

The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units in accordance with FASB Statement No. 142, "Goodwill and Other Intangible Assets" as of July 31. The Company will update its review as of July 31, 2005, or sooner, if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value.

INDEBTEDNESS

At June 30, 2005, the Company had a $220 million five-year domestic credit facility available through August 2009, consisting of a $120 million revolving credit facility and a $100 million pre-funded letter of credit facility. There were no outstanding borrowings under this agreement at June 30, 2005. On July 1, 2005, concurrent with the consummation of the merger with Great Lakes, the Company replaced the existing $220 million domestic credit facility with a $600 million five-year domestic credit facility available through July 2010, which includes a $300 million letter of credit subfacility. Borrowings under the new domestic credit facility bear interest at the EURIBO Rate (as defined in the credit agreement governing the new domestic credit facility) plus a margin ranging from 0% to 1.6%. A facility fee is payable on unused commitments at a rate ranging from 0.125% to 0.4%.

During the first quarter of 2005, the Company reclassified the $9.8 million of outstanding 6.125% Senior Notes due in February 2006 from long-term debt to short-term borrowings on the condensed consolidated balance sheet.

On June 24, 2005, as a result of the sale of the Refined Products business, the Company was required to redeem the $10 million 5.85% Pollution Control Revenue Refunding Bonds due December 2023.

COMMON STOCK

The Company is authorized to issue 500 million shares of $0.01 par value common stock. There were 119,152,254 common shares issued at June 30, 2005 and December 31, 2004, of which 1,138,962 and 3,498,043 shares were held as treasury stock at June 30, 2005 and December 31, 2004, respectively.

The Company issued 2,359,081 and 109,205 treasury shares during the six months ended June 30, 2005 and June 30, 2004, respectively, primarily pursuant to its compensation programs and long-term incentive plans.

EARNINGS (LOSS) PER COMMON SHARE

The computation of basic earnings (loss) per common share is based on the weighted average number of common shares outstanding. The computation of diluted earnings (loss) per common share is based on the weighted average number of common and common equivalent shares outstanding. The computation of diluted earnings per common share equals the basic earnings per common share for the second quarter ended June 30, 2004 since the common stock equivalents were antidilutive. Common stock equivalents amounted to 200,888 for the second quarter ended 2004.

The following is a reconciliation of the shares used in the computations:
	Second quarter ended		Six months ended

(In thousands)	2005	2004	2005	2004

Weighted average common shares outstanding	117,769	114,574	117,267	114,550
Effect of dilutive stock options and other equivalents	3,754	-	2,970	255

Weighted average common shares adjusted for dilution	121,523	114,574	120,237	114,805

COMPREHENSIVE INCOME (LOSS)

An analysis of the Company's comprehensive income (loss) follows:

	Second quarter ended		Six months ended

(In thousands)	2005	2004	2005	2004

Net earnings (loss)	$(16,998)	$1,084	$3,437	$62,037
Other comprehensive income (loss):
Foreign currency translation adjustments	(40,991)	(16,270)	(77,117)	(31,520)
Minimum pension liability adjustments	5,090	1,190	5,090	1,190
Change in fair value of derivatives	(6,774)	1,277	2,064	4,468
Other	412	8	422	22

Comprehensive income (loss)	$(59,261)	$(12,711)	$(66,104)	$36,197

The components of accumulated other comprehensive loss at June 30, 2005 and December 31, 2004 are as follows:

	June 30,	December 31,
(In thousands)	2005	2004

Foreign currency translation adjustment	$47,234	$124,351
Minimum pension liability adjustment	(143,934)	(149,024)
Change in fair value of derivatives	4,833	2,769
Other	(46)	(468)

Accumulated other comprehensive loss	$(91,913)	$(22,372)

Reclassifications from other comprehensive income (loss) to earnings related to the Company's natural gas price swap contracts during the six months ended June 30, 2005 and June 30, 2004 aggregated $0.5 million pre-tax and $0.6 million pre-tax, respectively.

PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of net periodic benefit cost (credit) for the second quarter ended June 30, 2005 and June 30, 2004 are as follows:
	Qualified Domestic Defined Benefit Plans		International and Non-Qualified Defined Benefit Plans		Post-Retirement Health Care Plans

	Second quarter ended		Second quarter ended		Second quarter ended

(In thousands)	2005	2004	2005	2004	2005	2004

Service cost	$1,536	$2,161	$1,304	$1,827	$330	$296
Interest cost	9,516	9,750	3,046	3,895	3,217	3,110
Expected return on plan assets	(11,921)	(13,004)	(1,763)	(1,870)	(596)	(612)
Amortization of unrecognized transition obligation	-	(2)	31	33	-	-
Amortization of prior service cost	7	14	(216)	94	163	(694)
Amortization of net (gain) loss	2,168	1,389	749	413	70	(153)
Curtailment gain	-	-	(18,732)	-	-	-
Settlement loss	-	-	4,418	-	-	-

Net periodic benefit cost (credit)	$1,306	$308	$(11,163)	$4,392	$3,184	$1,947

The following table represents the allocation of net periodic benefit cost (credit) for the second quarter ended June 30, 2005 and June 30, 2004, which reflects the Refined Products business as a discontinued operation:
	Qualified Domestic Defined Benefit Plans		International and Non-Qualified Defined Benefit Plans		Post-Retirement Health Care Plans

	Second quarter ended		Second quarter ended		Second quarter ended

(In thousands)	2005	2004	2005	2004	2005	2004

(In thousands)
Continuing operations	$1,306	$308	$3,263	$3,532	$3,184	$1,947
Discontinued operations	-	-	(14,426)	860	-	-

Net periodic benefit cost (credit)	$1,306	$308	$(11,163)	$4,392	$3,184	$1,947

Components of net periodic benefit cost (credit) for the six months ended June 30, 2005 and June 30, 2004 are as follows:
	Qualified Domestic Defined Benefit Plans		International and Non-Qualified Defined Benefit Plans		Post-Retirement Health Care Plans

	Six months ended		Six months ended		Six months ended

(In thousands)	2005	2004	2005	2004	2005	2004

Service cost	$3,140	$4,322	$3,174	$3,745	$660	$591
Interest cost	19,099	19,500	6,948	7,663	6,434	6,220
Expected return on plan assets	(23,920)	(26,008)	(3,818)	(3,740)	(1,191)	(1,224)
Amortization of unrecognized transition obligation	(2)	(4)	62	79	-	-
Amortization of prior service cost	22	28	(115)	302	325	(1,387)
Amortization of net (gain) loss	4,361	2,778	1,137	906	140	(306)
Curtailment (gain) loss	-	-	(18,816)	5,889	-	-
Settlement loss	-	-	5,225	-	-

Net periodic benefit cost (credit)	$2,700	$616	$(6,203)	$14,844	$6,368	$3,894

The following table represents the allocation of net periodic benefit cost (credit) for the six months ended June 30, 2005 and June 30, 2004, which reflects the Refined Products business as a discontinued operation:

	Qualified Domestic Defined Benefit Plans		International and Non-Qualified Defined Benefit Plans		Post-Retirement Health Care Plans

	Six months ended		Six months ended		Six months ended

(In thousands)	2005	2004	2005	2004	2005	2004

Continuing operations	$2,700	$616	$7,464	$13,126	$6,368	$3,894
Discontinued operations	-	-	(13,667)	1,718	-	-

Net periodic benefit cost (credit)	$2,700	$616	$(6,203)	$14,844	$6,368	$3,894

The Company expects to make lump sum payments under the provisions of its supplemental executive retirement programs of approximately $8.0 million during 2005, of which $7.0 million was paid in the first six months of 2005 and the remainder of which is expected to be paid in the third quarter of 2005. As a result of the 2005 payments, a settlement loss of approximately $1.3 million was recorded. During the first quarter of 2004, the Company recorded a curtailment loss of $5.9 million, which is primarily the result of the Company's former Chairman, President and CEO, Senior Vice President and CFO, and certain other executives electing to retire.

The Company expects to contribute $28.4 million to its domestic qualified pension plans in 2005, of which approximately $20 million represents a discretionary contribution. As of June 30, 2005, $22.4 million had been contributed to the Company's domestic qualified pension plans, of which approximately $20 million was discretionary. The Company's funding assumptions for its domestic pension plans assume no significant change with regards to demographics, legislation, plan provisions, or actuarial assumptions or methods to determine the estimated funding requirements. The Pension Funding Equity Act of 2004 was signed into law on April 10, 2004 and will provide the Company a two-year temporary replacement of the benchmark interest rate for determining funding liabilities and will establish temporary alternative minimum funding requirements for certain under-funded pension plans. The Company expects to contribute $11.8 million to its international plans in 2005, of which $3.6 million has been contributed as of June 30, 2005.

As a result of the sale of the Refined Products Business unit during the second quarter of 2005, the Company recorded a curtailment gain of $18.7 million, partially offset by a settlement loss of $3.9 million relating to the Company's defined benefit plans in The Netherlands. The net gain of $14.8 million is included as a component of the loss on sale of discontinued operations.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company's activities expose its earnings, cash flows and financial position to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and energy prices. The Company maintains a risk-management strategy that uses derivative instruments as needed to mitigate risk against foreign currency movements and to manage interest rate and energy price volatility. In accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and FASB Statement No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities," the Company recognizes in earnings any changes in the fair value of all derivatives designated as fair value hedging instruments that are highly effective and recognizes in accumulated other comprehensive loss (AOCL) any changes in the fair value of all derivatives designated as cash flow hedging instruments that are highly effective. The Company does not enter into derivative instruments for trading or speculative purposes.

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

The following table summarizes the unrealized (gains) losses, net of tax, related to certain cash flow hedging for the second quarters and six months ended June 30, 2005 and June 30, 2004.

	Second quarter ended		Six months ended

(In thousands)	2005	2004	2005	2004

Cash flow hedges (in AOCL):
Balance at beginning of period	$(11,607)	$(3,191)	$(2,769)	$-
Price swap contracts	6,774	(1,277)	(2,064)	(4,468)

Balance at end of period	$(4,833)	$(4,468)	$(4,833)	$(4,468)

ASSET RETIREMENT OBLIGATIONS

The Company applies the provisions of FASB Statement No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record a liability for asset retirement obligations in the period in which a legal obligation is created. Such liabilities are recorded at fair value, with an offsetting increase to the carrying value of the related long-lived assets. In future periods, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Companies are also required to adjust the liability for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. Upon retirement of the long-lived asset, the Company either settles the obligation for its recorded amount or incurs a gain or loss. The Company's asset retirement obligations are primarily the result of the legal obligation to remove leasehold improvements upon termination of leases or plant closures at several of its facilities. The measurement of such obligations is recorded at fair value, which the Company estimates by discounting projected cash flows using its credit-adjusted risk-free rate applicable at that time. The depreciation and accretion expenses recorded for the second quarter and six months ended June 30, 2005 and June 30, 2004 were not significant.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," (FIN 47). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. The Company is in the process of determining the impact, if any, of FIN 47 on its consolidated earnings.

ANTITRUST INVESTIGATION AND RELATED MATTERS

On May 27, 2004, the Company pled guilty to violation of the U.S. antitrust laws in connection with the sale of certain rubber chemicals, and the court imposed a fine of $50.0 million, payable in six annual installments, without interest, beginning in 2004. On May 28, 2004, the Company pled guilty to violation of the Canadian competition laws in connection with the sale of certain rubber chemicals in Canada, and the court imposed a fine of CDN $9.0 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid $2.3 million in cash in 2004 for the U.S. and Canadian fines. Remaining cash payments for the U.S. and Canadian fines are expected to equal approximately $2.3 million in 2005; $6.5 million in 2006; $11.2 million in 2007; $16.2 million in 2008; and $18.5 million in 2009. The Company recorded a pre-tax charge of $45.2 million against results of operations for the year ended December 31, 2003, as a reserve for the payment of the U.S. and Canadian fines.

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

On January 11, 2005, the Company and plaintiff class representatives entered into a global settlement agreement that is intended to resolve, with respect to the Company, three consolidated direct purchaser class action lawsuits against the Company, its subsidiary Uniroyal Chemical Company, Inc. (now known as Crompton Manufacturing) and other companies, principally alleging that the defendants conspired to fix, raise, maintain or stabilize prices for EPDM, nitrile rubber and rubber chemicals, as applicable, sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities. Under this global settlement agreement, the Company agreed to pay $97.0 million to a settlement fund in exchange for the final dismissal with prejudice of the foregoing three lawsuits as to the Company and a complete release of all claims against the Company set forth in the lawsuits. After the plaintiffs were unable to agree upon the allocation of the settlement funds, a neutral party established the allocation among the product classes, with $62.0 million allocated to rubber chemicals, $30.0 million to EPDM and $5.0 million to nitrile rubber. The parties entered into Implementing Settlement Agreements for the applicable affected actions. Following an initial payment of $0.5 million to an escrow account, the Company will pay the settlement funds to an escrow account in three installments, without interest, beginning at preliminary approval of the Implementing Settlement Agreements by the applicable courts and continuing through the later of 20 days following final approval of the settlement by each applicable court or June 30, 2006. The Implementing Settlement Agreements were preliminarily approved by the applicable courts in April 2005. As a result, the Company made a payment of $58.0 million into court escrow in May 2005. The Company has the right to rescind the global settlement agreement in its entirety under certain circumstances. Members of the plaintiff classes have the right to opt out of their applicable class, and under certain circumstances relating to such opt-outs, the Company has the option to terminate the global settlement agreement in whole or in part. There can be no assurance as to the number of members of any class who will request exclusion or whether the Company will exercise its option to terminate the global settlement agreement in whole or in part. The Company recorded a pre-tax antitrust charge of $93.1 million in the fourth quarter of 2004 to reserve for the payment of the expected settlement of the three direct purchaser class action lawsuits. This charge is only partially deductible for tax purposes.

The Company and certain of its subsidiaries, together with other companies, remain or have become defendants in certain U.S. federal direct purchaser and state direct and indirect purchaser lawsuits principally alleging that the defendants conspired to fix, raise, maintain, or stabilize prices for rubber chemicals, EPDM, polychloroprene, plastics additives, including impact modifiers and processing aids, nitrile rubber, and urethanes and urethane chemicals in violation of federal and state law. In addition, the Company and certain of its subsidiaries, together with other companies, remain or have become defendants in certain lawsuits filed in Canada principally alleging that the Company conspired with other defendants to restrain unduly competition in the sale of rubber chemicals, EPDM or urethanes and urethane chemicals, as applicable, and to inflate artificially the sale price of the rubber chemicals, EPDM or urethanes and urethane chemicals, as applicable, in violation of Canada's Competition Act. The Company, certain of its former officers and directors and certain former directors of the Company's predecessor Witco Corporation are also defendants in a consolidated federal securities class action lawsuit principally alleging that the Company and certain of its former officers and directors caused the Company to issue false and misleading statements that violated the federal securities laws by reporting inflated financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy. In addition, certain current directors and one former director and officer of the Company are defendants in a shareholder derivative lawsuit, nominally brought on behalf of the Company, principally alleging that the individual defendants breached their fiduciary duties by causing or allowing the Company to issue false and misleading financial statements by inflating financial results as a result of an illegal, undisclosed price-fixing conspiracy. These actions are in early procedural stages of litigation and, accordingly, the Company cannot predict their outcome. The Company will seek cost-effective resolutions to the various pending and threatened legal proceedings and governmental investigations regarding the Company's operations.

The Company's antitrust costs increased from $3.2 million (pre-tax) during the immediately prior fiscal quarter ended March 31, 2005 to $3.3 million (pre-tax) for the fiscal quarter ended June 30, 2005. The Company expects to continue to incur substantial costs until all antitrust investigations are concluded and civil claims are resolved.

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

CONTINGENCIES

Environmental Matters
Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. The total amount accrued for such environmental liabilities at June 30, 2005 was $101.8 million. The Company estimates the potential currently determinable environmental liability to range from $92 million to $112 million at June 30, 2005. The Company's reserves include estimates for determinable clean-up costs. At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and other equitable factors that are available with respect to these matters and believes that the likelihood of a material adverse effect resulting from the currently indeterminable clean-up costs is remote. However, the final cost of clean-up at these sites could exceed the Company's present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company's financial condition, results of operations and cash flows. It is reasonably possible that the Company's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

The Company and some of its subsidiaries have been identified by federal, state or local governmental agencies and by other potentially responsible parties (a "PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States. Because these regulations have been construed to authorize joint and several liability, the EPA could seek to recover all costs involving a waste disposal site from any one of the PRP's for such site, including the Company, despite the involvement of other PRP's. In many cases, the Company is one of several hundred PRP's so identified. In a few instances, the Company is one of only a handful of PRP's, and at one site, the Company is the only PRP performing investigation and remediation. Where other financially responsible PRP's are involved, the Company expects that any ultimate liability resulting from such matters will be apportioned between the Company and such other parties. In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.

Vertac Litigation-As previously disclosed in Chemtura's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Uniroyal Chemical Company, Inc., (a wholly owned subsidiary of Chemtura) and its Canadian subsidiary, Uniroyal Chemical Co./Cie were joined with others as defendants in consolidated civil actions brought in the United States District Court, Eastern District of Arkansas, Western Division (the "Court") by the United States of America, the State of Arkansas and Hercules Incorporated ("Hercules"), relating to a Vertac Chemical Corporation site in Jacksonville, Arkansas. Uniroyal Chemical Company, Inc. was subsequently dismissed from the action.

On March 30, 2005, the Court entered a memorandum opinion and order finding no basis for Hercules' claim of divisibility of harm for the damages arising from the remediation for which Hercules and Uniroyal Chemical Company Co./Cie had previously been found jointly and severally liable. The Court also rejected challenges to the constitutionality of CERCLA and its application in this case. Further, in March 2005, the Court affirmed its earlier findings regarding allocation. The net result of the memorandum opinion and order is the allocation of liability upon Uniroyal Chemical Company Co./Cie of 2.6 percent of the damages imposed jointly and severally upon Uniroyal Chemical Company Co./Cie and Hercules. This finding returns the parties to the positions held following the Court's February 3, 2002, order, which resulted in liability upon Uniroyal Chemical Company Co./Cie to the United States for approximately $2.3 million and liability to Hercules for contribution for approximately $0.7 million. It is anticipated that Hercules and Uniroyal Chemical Company Co./Cie will appeal the findings of the Court regarding the constitutionality of CERCLA. It is further anticipated that Hercules will appeal the divisibility findings and the allocation finding. The appeal to the Eighth Circuit Court of Appeals can be expected to take up to eighteen months before judgment. Assuming the Eighth Circuit Court of Appeals affirms all issues, Uniroyal Chemical Company Co./Cie may elect to petition for certiorari before the United States Supreme Court on the issue of its liability as an "arranger" under the CERCLA statutory scheme.

Petrolia - In March 2004, the Company and other entities that conduct or conducted business near the Petrolia, Pennsylvania facility were named as defendants in a toxic tort class action lawsuit filed in the Court of Common Pleas of Butler County, Pennsylvania, claiming damages allegedly arising from alleged contamination in and around the Bear Creek Area Chemical Site. In addition to seeking property damage, damages for personal injury, punitive damages and other compensatory damages, plaintiffs also seek injunctive relief to clean-up the alleged contamination, response costs and medical monitoring. Plaintiffs have not yet set out in their pleadings a claim for a specific amount of damages. This action is in the early stages of litigation and the Company cannot predict its outcome. The exposure relating to this lawsuit is indeterminable at this time.

The Company intends to assert all meritorious legal defenses and other equitable factors that are available with respect to these matters, and believes that the likelihood of a material adverse effect resulting from the currently indeterminable remedial costs or damages is remote. However, the resolution of the environmental matters now pending or hereafter asserted against the Company or any of its subsidiaries could require the Company to pay remedial costs or damages in excess of its present estimates and as a result could, either individually or in the aggregate, have a material adverse effect on the Company's financial condition, results of operations and cash flows.

Guarantees
The Company has standby letters of credit and guarantees with various financial institutions. At June 30, 2005 and December 31, 2004, the Company had $69.6 million and $64.9 million, respectively, of outstanding letters of credit and guarantees primarily related to its environmental remediation liabilities, insurance obligations, a potential tax exposure and a customer guarantee. For losses that the Company believes are probable and which are estimable, the Company has accrued for such amounts in its condensed consolidated balance sheets.

BUSINESS SEGMENT DATA

The Company evaluates a segment's performance based on several factors, of which the primary factor is operating profit (loss). In computing operating profit (loss) by segment, the following items have not been deducted: (1) general corporate expense; (2) amortization; (3) unabsorbed overhead expense from discontinued operations; (4) facility closures, severance and related costs; (5) antitrust costs; and (6) merger costs. These items have been excluded from the Company's presentation of segment operating profit (loss) because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance.

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis, including amortization expense. These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses related to executives and corporate managers. Unabsorbed overhead expense from discontinued operations represents corporate costs that were previously allocated to the Refined Products business, which has been classified as a discontinued operation beginning in the first quarter of 2005. Facility closures, severance and related costs are costs related to the Company's 2004 activity-based restructuring initiative, the cost reduction initiatives that began in 2001 and 2003 and the relocation of the corporate headquarters that began in 2002. The antitrust costs are primarily for legal costs associated with antitrust investigations and related civil lawsuits. Merger costs are non-capitalizable costs associated with the merger of the Company and Great Lakes.

(In thousands)	Second quarter ended		Six months ended

	2005	2004	2005	2004

Net Sales
Polymer Products
Polymer Additives	$403,238	$369,759	$784,607	$733,102
Polymers	103,754	83,183	198,290	164,395
Polymer Processing Equipment	7,945	45,926	48,338	84,354
Eliminations	(3,584)	(3,681)	(8,065)	(7,629)

	511,353	495,187	1,023,170	974,222

Specialty Products
Crop Protection	90,976	86,224	168,889	162,698

	90,976	86,224	168,889	162,698

Total Net Sales	$602,329	$581,411	$1,192,059	$1,136,920

Operating Profit (Loss)
Polymer Products
Polymer Additives	$47,773	$7,897	$94,167	$16,845
Polymers	25,292	11,641	45,813	21,836
Processing Equipment	(2,533)	1,508	(3,003)	(256)

	70,532	21,046	136,977	38,425

Specialty Products
Crop Protection	25,205	21,329	44,702	49,770

	25,205	21,329	44,702	49,770

General corporate expense, including amortization	(15,045)	(15,101)	(31,746)	(35,799)
Unabsorbed overhead expense from discontinued
operations	-	(2,358)	-	(4,932)
Facility closures, severance and related costs	(23,917)	(3,278)	(24,075)	(5,689)
Antitrust costs	(3,338)	(4,350)	(6,504)	(8,403)
Merger costs	(8,686)	-	(8,686)	-

Total Operating Profit	$44,751	$17,288	$110,668	$33,372

GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA

The Company's obligations under its 9 7/8% Senior Notes due 2012 and the Senior Floating Rate Notes due 2010 (the "New Senior Notes") are jointly and severally, fully and unconditionally guaranteed by certain wholly-owned domestic subsidiaries of the Company that guarantee the Company's $220 million credit facility that was entered into in August 2004 (the "Guarantor Subsidiaries"). On July 1, 2005, concurrent with the consummation of the merger, the Company replaced the existing $220 million domestic credit facility with a $600 million five-year domestic credit facility available through July 2010. The Company's subsidiaries that do not guarantee the New Senior Notes are referred to as the "Non-Guarantor Subsidiaries." The Guarantor Condensed Consolidating Financial Data presented below presents the statements of operations, balance sheets and statements of cash flow data (i) for Chemtura Corporation (the "Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Chemtura Corporation's historical reported financial information); (ii) for the Parent Company, alone (accounting for its Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary's cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) for the Guarantor Subsidiaries alone; and (iv) for the Non-Guarantor Subsidiaries alone.

Condensed Consolidating Statement of Operations
Second quarter ended June 30, 2005
(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$602,329	$(148,417)	$148,556	$254,833	$347,357

Cost of products sold	424,907	(148,417)	123,128	183,215	266,981
Selling, general and administrative	58,607	-	13,996	19,779	24,832
Depreciation and amortization	27,737	-	10,803	6,909	10,025
Research and development	10,472	-	937	4,405	5,130
Equity income	(86)	-	-	(44)	(42)
Facility closures, severance and related costs	23,917	-	23,489	1,874	(1,446)
Antitrust costs	3,338	-	-	3,338	-
Merger costs	8,686	-	30	8,656	-

Operating profit (loss)	44,751	-	(23,827)	26,701	41,877

Interest expense	24,309	-	23,198	1,268	(157)
Other (income) expense, net	2,035	-	(2,478)	5,092	(579)
Equity in net (earnings) loss of subsidiaries	-	80,275	(41,500)	(31,450)	(7,325)

Earnings (loss) from continuing operations
before income taxes	18,407	(80,275)	(3,047)	51,791	49,938
Income tax expense (benefit)	8,233	-	(13,221)	11,402	10,052

Earnings (loss) from continuing operations	10,174	(80,275)	10,174	40,389	39,886
Earnings (loss) from discontinued operations	450	-	(27)	(10)	487
Loss on sale of discontinued operations	(27,622)	-	(22,419)	-	(5,203)

Net earnings (loss)	$(16,998)	$(80,275)	$(12,272)	$40,379	$35,170

Condensed Consolidating Statement of Operations
Six months ended June 30, 2005
(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$1,192,059	$(285,460)	$302,648	$499,923	$674,948

Cost of products sold	843,576	(285,460)	254,408	355,514	519,114
Selling, general and administrative	119,878	-	27,030	43,279	49,569
Depreciation and amortization	57,863	-	21,945	13,976	21,942
Research and development	20,983	-	1,903	8,668	10,412
Equity income	(174)	-	-	(132)	(42)
Facility closures, severance and related costs	24,075	-	22,017	2,461	(403)
Antitrust costs	6,504	-	-	6,504	-
Merger costs	8,686	-	30	8,656	-

Operating profit (loss)	110,668	-	(24,685)	60,997	74,356

Interest expense	48,715	-	45,759	3,128	(172)
Other (income) expense, net	10,834	-	3,323	9,347	(1,836)
Equity in net (earnings) loss of subsidiaries	-	148,729	(80,291)	(54,045)	(14,393)

Earnings (loss) from continuing operations
before income taxes	51,119	(148,729)	6,524	102,567	90,757
Income tax expense (benefit)	22,716	-	(21,879)	23,213	21,382

Earnings (loss) from continuing operations	28,403	(148,729)	28,403	79,354	69,375
Earnings (loss) from discontinued operations	2,656	-	1,454	(10)	1,212
Loss on sale of discontinued operations	(27,622)		(22,419)	-	(5,203)

Net earnings (loss)	$3,437	$(148,729)	$7,438	$79,344	$65,384

Condensed Consolidating Balance Sheet
As of June 30, 2005
(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

ASSETS

Current assets	$861,962	$-	$140,513	$239,222	$482,227
Intercompany receivables	-	(7,625,676)	2,504,797	1,738,375	3,382,504
Investment in subsidiaries	-	(3,542,838)	823,982	910,806	1,808,050
Property, plant and equipment	625,937	-	176,723	206,201	243,013
Cost in excess of acquired net assets	362,106	-	103,650	56,557	201,899
Other assets	602,844	-	280,231	289,786	32,827

Total assets	$2,452,849	$(11,168,514)	$4,029,896	$3,440,947	$6,150,520

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities	$620,088	$-	$210,148	$226,841	$183,099
Intercompany payables	-	(7,661,081)	3,310,952	1,874,869	2,475,260
Long-term debt	843,482	-	843,441	-	41
Other long-term liabilities	713,931	-	308,190	232,984	172,757

Total liabilities	2,177,501	(7,661,081)	4,672,731	2,334,694	2,831,157

Stockholders' equity	275,348	(3,507,433)	(642,835)	1,106,253	3,319,363

Total liabilities and stockholders' equity	$2,452,849	$(11,168,514)	$4,029,896	$3,440,947	$6,150,520

Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2005
(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$3,437	$(148,729)	$7,438	$79,344	$65,384
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operations:
Loss on sale of discontinued operations	27,622	-	22,419	-	5,203
Depreciation and amortization	60,643	-	23,870	13,976	22,797
Equity income	(174)	-	-	(132)	(42)
Changes in assets and liabilities, net	(231,018)	148,729	(106,166)	(73,856)	(199,725)

Net cash (used in) provided by operations	(139,490)	-	(52,439)	19,332	(106,383)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	74,100	-	55,957	-	18,143
Capital expenditures	(31,800)	-	(5,223)	(17,046)	(9,531)
Merger related expenditures	(5,918)	-	(2,641)	(3,277)	-
Other investing activities	(56)	-	(56)	-	-

Net cash provided by (used in) investing activities	36,326	-	48,037	(20,323)	8,612

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on short-term borrowings	(651)	-	(57)	(53)	(541)
Payments on long term borrowings	(10,000)	-	(10,000)	-	-
Dividends paid	(11,692)	-	(11,692)	-	-
Payments of debt issuance costs	(726)	-	(726)	-	-
Proceeds from exercise of stock options	17,087	-	17,087	-	-
Other financing activities	1,618	-	1,293	325	-

Net cash (used in) provided by financing activities	(4,364)	-	(4,095)	272	(541)

CASH
Effect of exchange rates on cash	(2,134)	-	-	-	(2,134)

Change in cash	(109,662)	-	(8,497)	(719)	(100,446)
Cash at beginning of period	158,700	-	22,972	1,248	134,480

Cash at end of period	$49,038	$-	$14,475	$529	$34,034

Condensed Consolidating Statement of Operations
Second quarter ended June 30, 2004
(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$581,411	$(151,732)	$156,343	$236,257	$340,543

Cost of products sold	448,217	(151,732)	147,775	174,580	277,594
Selling, general and administrative	66,671	-	18,691	20,170	27,810
Depreciation and amortization	29,026	-	8,628	9,941	10,457
Research and development	12,647	-	2,216	5,373	5,058
Equity income	(66)	-	(26)	(40)	-
Facility closures, severance and related costs	3,278	-	2,626	652	-
Antitrust costs	4,350	-	-	4,350	-

Operating profit (loss)	17,288	-	(23,567)	21,231	19,624

Interest expense	17,162	-	19,012	(2,135)	285
Other (income) expense, net	3,191	-	892	8,090	(5,791)
Equity in net loss(earnings) of subsidiaries	-	41,312	(26,187)	(11,392)	(3,733)

Earnings (loss) from continuing operations
before income taxes	(3,065)	(41,312)	(17,284)	26,668	28,863
Income tax (benefit) expense	(2,193)	-	(16,931)	6,024	8,714

Earnings (loss) from continuing operations	(872)	(41,312)	(353)	20,644	20,149
Earnings (loss) from discontinued operations	1,956	-	1,437	(62)	581

Net earnings (loss)	$1,084	$(41,312)	$1,084	$20,582	$20,730

Condensed Consolidating Statement of Operations
Six months ended June 30, 2004
(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$1,136,920	$(296,714)	$307,121	$455,937	$670,576

Cost of products sold	879,205	(296,714)	294,854	342,425	538,640
Selling, general and administrative	137,992	-	33,134	45,772	59,086
Depreciation and amortization	57,906	-	21,920	15,466	20,520
Research and development	24,046	-	4,221	9,627	10,198
Equity income	(9,693)	-	(51)	(7,485)	(2,157)
Facility closures, severance and related costs	5,689	-	3,159	2,227	303
Antitrust costs	8,403	-	-	8,403	-

Operating profit (loss)	33,372	-	(50,116)	39,502	43,986

Interest expense	35,087	-	36,156	(1,435)	366
Other (income) expense, net	(89,563)	-	579	(63,249)	(26,893)
Equity in net loss (earnings) of subsidiaries	-	151,921	(104,753)	(31,424)	(15,744)

Earnings (loss) from continuing operations
before income taxes	87,848	(151,921)	17,902	135,610	86,257
Income tax expense (benefit)	27,927	-	(42,610)	48,550	21,987

Earnings (loss) from continuing operations	59,921	(151,921)	60,512	87,060	64,270
Earnings (loss) from discontinued operations	2,116	-	1,525	(92)	683

Net earnings (loss)	$62,037	$(151,921)	$62,037	$86,968	$64,953

Condensed Consolidating Balance Sheet
As of December 31, 2004
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

Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2004
(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$62,037	$(151,921)	$62,037	$86,968	$64,953
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operations:
Gain on sale of Gustafson joint venture	(90,938)	-	-	(72,707)	(18,231)
Depreciation and amortization	61,840	-	24,930	15,466	21,444
Equity income	(9,693)	-	(51)	(7,485)	(2,157)
Changes in assets and liabilities, net	(47,063)	151,921	(8,256)	(116,981)	(73,747)

Net cash (used in) provided by operations	(23,817)	-	78,660	(94,739)	(7,738)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	137,696	-	16,074	100,542	21,080
Capital expenditures	(29,495)	-	(6,878)	(11,169)	(11,448)
Other investing activities	309	-	363	-	(54)

Net cash provided by investing activities	108,510	-	9,559	89,373	9,578

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on domestic credit facility	(57,000)	-	(57,000)	-	-
Proceeds from short-term borrowings	574	-	-	-	574
Dividends paid	(11,455)	-	(11,455)	-	-
Proceeds from exercise of stock options	4	-	4	-	-
Other financing activities	(84)	-	(84)	-	-

Net cash (used in) provided by financing activities	(67,961)	-	(68,535)	-	574

CASH
Effect of exchange rates on cash	(767)	-	-	-	(767)

Change in cash	15,965	-	19,684	(5,366)	1,647
Cash at beginning of period	39,213	-	872	2,057	36,284

Cash at end of period	$55,178	$-	$20,556	$(3,309)	$37,931

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Chemtura Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Chemtura Corporation (formerly Crompton Corporation) (the "Company") and subsidiaries as of June 30, 2005, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2005 and 2004, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Chemtura Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2005, except as to the Refined Products section of the "Discontinued Operations" note, which is as of May 20, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/KPMG LLP
Stamford, Connecticut
August 9, 2005

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Crompton Corporation was historically a global diversified producer of specialty chemicals (including agricultural chemicals), polymer products and polymer processing equipment. On July 1, 2005, the Company completed a merger with Great Lakes Chemical Corporation (Great Lakes), a global company dedicated to delivering innovative, market-focused specialty chemical solutions and consumer products. The Company changed its name to Chemtura Corporation. Subsequent to the merger, the Company has approximately 7,300 employees worldwide and sells its products in more than 100 countries. The Company, headquartered in Middlebury, Connecticut, operates in various markets, principally automotive, transportation, construction, agriculture, packaging, lubricants, plastics for durable and non-durable goods, personal care products, industrial rubber and pool, spa and home care products. Most of its chemical products are sold to industrial manufacturing customers for use as additives, ingredients or intermediates that add value to their end products. The following discussion only covers the Company's businesses prior to the merger with Great Lakes, unless otherwise indicated.

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

Other major factors affecting the Company's financial performance include raw material and energy costs, selling prices and the impact of changes in foreign exchange rates. In 2004, the Company focused on pricing and began to see meaningful results, with increases in selling prices exceeding raw material and energy cost increases in the third and fourth quarters of 2004 by $2.4 million and $9 million, respectively. This favorable trend continued in the first and second quarters of 2005, with selling price increases exceeding raw material and energy cost increases by $33.4 million and $41.4 million, respectively. The Company will continue to pursue price increases wherever possible to mitigate the impact of higher raw material and energy costs.

The Company has undertaken various cost reduction initiatives over the past several years and continues to aggressively pursue cost reductions. In 2004, the Company completed an activity-based restructuring initiative intended to structure the Company's operations in a more efficient and cost-effective manner. As a result of this initiative, the Company implemented restructuring actions during the second half of 2004 designed to yield annual pre-tax savings of at least $50 million. The full extent of the savings is expected to be realized in 2005. The Company realized approximately $6.3 million of these savings during the fourth quarter of 2004 and approximately $25.3 million additional in the first six months of 2005. In addition, as a result of the Company's other manufacturing cost savings programs, including Six Sigma and Lean Manufacturing, the Company realized approximately an additional $14 million of pre-tax cost savings in the first six months of 2005.

On March 9, 2005, the Company and Great Lakes announced the signing of a definitive merger agreement for an all-stock merger transaction. The transaction closed on July 1, 2005, creating the fourth largest publicly traded U.S. specialty chemicals company, and, in accordance with the terms of the agreement, Great Lakes shareholders received 2.2232 shares of the Company's common stock for each share of Great Lakes common stock. The Company is in the process of analyzing synergy alternatives and the related costs arising from the merger. Based on current estimates, inclusive of costs incurred by Great Lakes prior to the merger, the Company expects to incur one-time cash expenditures of $105 million and non-cash costs of $15.6 million relating to the change in control provisions triggered by the merger. The Company anticipates that it will have incremental one-time severance and related expenditures of approximately $20 to $25 million as a result of post-merger headcount reductions. The Company also expects to incur one-time cash expenditures to support the integration of the two companies of $20 to $25 million, including travel costs and costs associated with the use of consultants and advisors. The Company will also incur certain non-cash costs, such as writing off unamortized fees of $5.5 million relating to bank facilities that are being replaced and assets that will not be used in the post-merger company. The Company does not yet have precise estimates for the write-off of assets that will not be used. Cumulative synergy savings are expected to total approximately $10 million in 2005, $100 million (cumulative) in 2006, and $150 million (cumulative) in 2007. Both the annual cost savings and one-time expenditures are dependent upon the final integration plan that will be implemented by the Company. It is possible that the actual costs and savings amounts will differ from these current estimates. The Company will disclose any changes to its estimates once it completes its analysis. In addition, inclusive of costs incurred by Great Lakes prior to the merger, the Company expects the merger to result in one-time expenditures of approximately $45 to $50 million relating to the closing of the transaction. Such closing costs primarily include investment banking, legal, audit and other fees directly related to closing the transaction.

On March 31, 2005, the Company entered into an agreement with Hamilton Robinson LLC, a private equity firm, to form a joint venture (Davis-Standard LLC), which would combine the Company's Polymer Processing Equipment business and

Hamilton Robinson's Black Clawson Converting Machinery Company. The transaction closed on April 29, 2005 and resulted in the Company acquiring a 61.24% non-controlling interest in Davis-Standard LLC. The Company is recording its proportionate share of the joint venture's results of operations in other (income) expense, net in the Company's condensed consolidated statements of operations.

On June 24, 2005, the Company sold certain assets and assigned certain liabilities of its Refined Products business to Sun Capital Partners Group, Inc. (Sun) for $80 million. The consideration that the Company received was subject to adjustment based on the change in certain transferred assets and liabilities of the Refined Products business through the closing date and for retained accounts receivable and accounts payable, which resulted in a reduction to the proceeds received by $30.3 million. The transaction resulted in a loss of $27.6 million (net of an income tax benefit of $14.6 million). The resulting loss from the transaction reflects a revision to the earnings (loss) on the sale of discontinued operations reported in the Company's press release issued on July 28, 2005. The Company determined it was more appropriate to defer recognition of the gain from cumulative foreign currency translation related to the sale until the international subsidiary involved in the transaction is fully liquidated. The revision to the gain/loss recorded on the transaction does not impact cash flows resulting from the transaction or cash flows of the Company.

During 2005, the Company will continue to promote its business ethics and compliance program through company-wide training and awareness initiatives targeted to reach all employees of the Company. The goals of the Company's compliance program are to ensure that employees comply with all legal requirements in the jurisdictions where the Company conducts business and to ensure that all employees perform their duties in accordance with the Company's Code of Business Conduct.

The Company's management is working diligently to appropriately allocate the Company's resources and execute sound strategies. The main goals of management are to develop plans to integrate and execute the integration of the operations of Chemtura and Great Lakes; improve the Company's business performance through determined pricing actions, operating cost reductions, global market penetration and new technology introduction; tailor the Company's portfolio to those businesses with the greatest growth potential, the best differentiated technology and the most competitive cost and market positions; streamline its corporate structure to be as efficient and cost-effective as possible; resolve the Company's outstanding legal matters; and reduce debt levels in the future.

ANTITRUST INVESTIGATION COSTS AND RELATED MATTERS

On May 27, 2004, the Company pled guilty to violation of the U.S. antitrust laws in connection with the sale of certain rubber chemicals, and the court imposed a fine of $50.0 million, payable in six annual installments, without interest, beginning in 2004. On May 28, 2004, the Company pled guilty to violation of the Canadian competition laws in connection with the sale of certain rubber chemicals in Canada, and the court imposed a fine of CDN $9.0 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid $2.3 million in cash in 2004 for the U.S. and Canadian fines. Remaining cash payments for the U.S. and Canadian fines are expected to equal approximately $2.3 million in 2005; $6.5 million in 2006; $11.2 million in 2007; $16.2 million in 2008; and $18.5 million in 2009. The Company recorded a pre-tax charge of $45.2 million against results of operations for the year ended December 31, 2003, as a reserve for the payment of the U.S. and Canadian fines.

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

On January 11, 2005, the Company and plaintiff class representatives entered into a global settlement agreement that is intended to resolve, with respect to the Company, three consolidated direct purchaser class action lawsuits against the Company, its subsidiary Uniroyal Chemical Company, Inc. (now known as Crompton Manufacturing) and other companies, principally alleging that the defendants conspired to fix, raise, maintain or stabilize prices for EPDM, nitrile rubber and rubber chemicals, as applicable, sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities. Under this global settlement agreement, the Company agreed to pay $97.0 million to a settlement fund in exchange for the final dismissal with prejudice of the foregoing three lawsuits as to the Company and a complete release of all claims against the Company set forth in the lawsuits. After the plaintiffs were unable to agree upon the allocation of the settlement funds, a neutral party established the allocation among the product classes, with $62.0 million allocated to rubber chemicals, $30.0 million to EPDM and $5.0 million to nitrile rubber. The parties entered into Implementing Settlement Agreements for the applicable affected actions. Following an initial payment of $0.5 million to an escrow account, the Company will pay the settlement funds to an escrow account in three installments, without interest, beginning at preliminary approval of the Implementing Settlement Agreements by the applicable courts and continuing through the later of 20 days following final approval of the settlement by each applicable court or June 30, 2006. The Implementing Settlement Agreements were preliminarily approved by the applicable courts in April 2005. As a result, the Company made a payment of $58.0 million into court escrow in May 2005. The Company has the right to rescind the global settlement agreement in its entirety under certain circumstances. Members of the plaintiff classes have the right to opt-out of their applicable class, and under certain circumstances relating to such opt-outs, the Company has the option to terminate the global settlement agreement in whole or in part. There can be no assurance as to the number of members of any class who will request exclusion or whether the Company will exercise its option to terminate the global settlement agreement in whole or in part. The Company recorded a pre-tax antitrust charge of $93.1 million in the fourth quarter of 2004 to reserve for the payment of the expected settlement of the three direct purchaser class action lawsuits. This charge is only partially deductible for tax purposes.

The Company and certain of its subsidiaries, together with other companies, remain or have become defendants in certain U.S. federal direct purchaser and state direct and indirect purchaser lawsuits principally alleging that the defendants conspired to fix, raise, maintain, or stabilize prices for rubber chemicals, EPDM, polychloroprene, plastics additives, including impact modifiers and processing aids, nitrile rubber, and urethanes and urethane chemicals in violation of federal and state law. In addition, the Company and certain of its subsidiaries, together with other companies, remain or have become defendants in certain lawsuits filed in Canada principally alleging that the Company conspired with other defendants to restrain unduly competition in the sale of rubber chemicals, EPDM or urethanes and urethane chemicals, as applicable, and to inflate artificially the sale price of the rubber chemicals, EPDM or urethanes and urethane chemicals, as applicable, in violation of Canada's Competition Act. The Company, certain of its former officers and directors and certain former directors of the Company's predecessor Witco Corporation are also defendants in a consolidated federal securities class action lawsuit principally alleging that the Company and certain of its former officers and directors caused the Company to issue false and misleading statements that violated the federal securities laws by reporting inflated financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy. In addition, certain current directors and one former director and officer of the Company are defendants in a shareholder derivative lawsuit, nominally brought on behalf of the Company, principally alleging that the individual defendants breached their fiduciary duties by causing or allowing the Company to issue false and misleading financial statements by inflating financial results as a result of an illegal, undisclosed price-fixing conspiracy. These actions are in early procedural stages of litigation and, accordingly, the Company cannot predict their outcome. The Company will seek cost-effective resolutions to the various pending and threatened legal proceedings and governmental investigations regarding the Company's operations.

The Company's antitrust costs increased from $3.2 million (pre-tax) during the immediately prior fiscal quarter ended March 31, 2005 to $3.3 million (pre-tax) for the fiscal quarter ended June 30, 2005. The Company expects to continue to incur substantial costs until all antitrust investigations are concluded and civil claims are resolved.

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

LIQUIDITY AND CAPITAL RESOURCES

Divestitures

On June 24, 2005, the Company sold certain assets and assigned certain liabilities of its Refined Products business to Sun Capital Partners Group, Inc. (Sun) for $80 million. The consideration that the Company received was subject to adjustment based on the change in certain transferred assets and liabilities of the Refined Products business through the closing date and for retained accounts receivable and accounts payable, which resulted in a reduction to the proceeds received of $30.3 million. The Company also pre-paid approximately $6.8 million of manufacturing costs for certain petroleum additives products that will be manufactured for the Company by Sun. The transaction resulted in a loss of $27.6 million (net of an income tax benefit of $14.6 million).

Cash Flows from Operations

Net cash used in operations of $139.5 million for the six months ended June 30, 2005 increased by $115.7 million from $23.8 million of net cash used in operations for the six months ended June 30, 2004. Changes in key working capital and other accounts are summarized below:
Favorable (unfavorable) (In thousands)	2005	2004	Change

Accounts receivable	$(77,192)	$(59,090)	$(18,102)
Accounts receivable - securitization	25,483	11,105	14,378
Inventories	(32,709)	(2,251)	(30,458)
Accounts payable	(16,206)	(15,924)	(282)
Deposit for civil antitrust settlement	(58,500)	-	(58,500)
Pension and post-retirement health care liabilities	(28,018)	2,457	(30,475)

Accounts receivable increased $77.2 million for the first six months of 2005 as compared to a $59.1 million increase in the first six months of 2004. The increase in accounts receivable during the first six months of 2005 was largely attributable to increased sales activity. During the first six months of 2005, the accounts receivable sold under the Company's securitization programs increased $25.5 million, as compared to an increase of $11.1 million in the first six months of 2004. Inventory increased by $32.7 million in the first six months of 2005 primarily as a result of a planned increase in inventory levels to support seasonal business needs in crop protection, production scheduling requirements in rubber additives and raw material price increases. Accounts payable decreased by $16.2 million in the first six months of 2005 primarily as a result of timing of vendor payments. A deposit of $58.5 million for a global civil antitrust settlement was made in the first six months of 2005. Pension and post-retirement health care liabilities decreased by $30.5 million in the first six months of 2005 primarily due to domestic and international qualified and non-qualified pension plan payments, including a supplemental voluntary contribution of $20 million to domestic qualified pension plans.

Net cash used in operations for the first six months of 2005 was also affected by various non-cash expenses included in reported earnings. These non-cash expenses included pre-tax expenses of $60.6 million of depreciation and amortization.

Net cash used in operations during the first six months of 2005 included environmental payments of $14 million, a decrease in accrued payroll and benefits of $10.4 million, prepaid costs relating to the Refined Products sale of $6.8 million and facility closures, severance and related cost payments in excess of the charge for the period of $5.1 million.

Cash Flows from Investing and Financing Activities

Net cash provided by investing activities was $36.3 million, which included net cash proceeds received from the Company's sale of its Refined Products business of $46.3 million and net earn-out proceeds from the sale of the OrganoSilicones business of $27.8 million, partially offset by capital expenditures of $31.8 million and merger-related expenditures of $5.9 million. Net cash used in financing activities was $4.4 million, which included payments on long-term borrowings of $10 million and dividends paid of $11.7 million, partially offset by proceeds received from the exercise of stock options of $17.1 million.

As a result of the sale of the OrganoSilicones business to General Electric Company (GE) in 2003, the Company will continue to receive quarterly earn-out payments through September 2006 based on the combined performance of GE's existing Silicones business and the OrganoSilicones business that GE acquired from the Company. The total of such earn-out proceeds will be a minimum of $105 million and a maximum of $250 million. The Company received a total of $27.8 million and $17.5 million of earn-out proceeds for the six months ended June 30, 2005 and June 30, 2004, respectively. Of the $27.8 million of earn-out proceeds received during the six months ended June 30, 2005, $10.3 million represented earn-out proceeds in excess of the quarterly minimum payments for such period attributable to the performance of the combined business in the fourth quarter of 2004 and the first quarter of 2005. As of June 30, 2005, the Company has received a cumulative total of $15.6 million of such additional earn-out proceeds. These additional earn-out proceeds have not been recognized in earnings as the recognition of this additional gain is contingent upon the continued favorable future performance of GE's Silicones business through September 2006. The Company expects to receive an additional $9.3 million in the third quarter of 2005 based on the performance of GE's Silicones business during the second quarter of 2005.

Capital expenditures for the first six months of 2005 amounted to $31.8 million as compared to $29.5 million for the comparable period of 2004. Prior to the merger with Great Lakes, the Company estimated that its capital expenditures for 2005 would approximate $80 to $90 million, primarily for the Company's replacement needs and improvement of domestic and foreign facilities. As a result of the merger, the Company now estimates that capital expenditures for 2005 will approximate $120 to $130 million.

Other Sources and Uses of Cash

The Company expects to finance its post-merger continuing operations and capital spending requirements in 2005 with cash flows provided by operations, earn-out proceeds from the sale of its OrganoSilicones business, proceeds from the divestiture of its Refined Products business and borrowings under its domestic credit facility as needed. The Company does not anticipate that it will require material sources of cash outside of the normal course of business to support its operating needs in 2005.

At June 30, 2005, the Company had a $220 million five-year domestic credit facility available through August 2009 consisting of a $120 million revolving credit facility and a $100 million pre-funded letter of credit facility. There were no borrowings under this agreement at June 30, 2005. On July 1, 2005, concurrent with the consummation of the merger, the Company replaced the existing $220 million domestic credit facility with a $600 million five-year domestic credit facility available through July 2010. The Company expects to write off unamortized fees of $5.5 million relating to the existing credit facility. The Company plans to retire its outstanding $110 million aggregate principal amount of 7.75% bonds due in 2023. The Company will finance the redemption partially with cash and partially from borrowings under the revolving credit facility, which it expects to repay within six months. The Company will issue a notice of redemption to the holders of record shortly, outlining the terms and conditions of the anticipated redemption. The bonds will be redeemed at a redemption price of 103.021% of the principal amount thereof, plus accrued interest to the redemption date. In connection with the redemption, the Company also expects to write off debt issuance costs of approximately $0.7 million.

In addition, the Company has an accounts receivable securitization program to sell up to $125 million of domestic receivables to agent banks. As of June 30, 2005, $118 million of domestic accounts receivables had been sold under this program. In addition, the Company's European subsidiaries have a separate program to sell up to approximately $125 million of their eligible accounts receivable to an agent bank. As of June 30, 2005, $97.4 million of international accounts receivable had been sold under this program.

The Company's condensed consolidated balance sheets at June 30, 2005 and December 31, 2004 include approximately $6 million and $20 million, respectively, of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.

The Company expects to contribute $28.4 million to its domestic qualified pension plans in 2005, of which approximately $20 million represents a discretionary contribution. As of June 30, 2005, $22.4 million had been contributed to the Company's domestic qualified pension plans, of which approximately $20 million was discretionary. The Company's funding assumptions for its domestic pension plans assume no significant change with regards to demographics, legislation, plan provisions, or actuarial assumption or methods to determine the estimated funding requirements. The Pension Funding Equity Act of 2004 was signed into law on April 10, 2004 and will provide the Company a two-year temporary replacement of the benchmark interest rate for determining funding liabilities and will establish temporary alternative minimum funding requirements for certain under-funded pension plans. The Company expects to contribute $11.8 million to its international plans, of which $3.6 million has been contributed as of June 30, 2005.

Bank Covenants and Guarantees

The Company's various debt agreements contain covenants that may limit the Company's ability to enter into certain transactions, such as incurring additional indebtedness, increasing the Company's dividends, and entering into acquisitions, dispositions and joint ventures. The Company is required to report compliance with certain financial covenants to its lenders on a quarterly basis. Under these covenants, the Company is required to maintain a leverage ratio (adjusted total debt to adjusted earnings before interest, taxes, depreciation and amortization ("Bank EBITDA"), with adjustments to both debt and earnings being made in accordance with the terms of the domestic credit facility agreement) and an interest coverage ratio (Bank EBITDA to interest expense as defined in the domestic credit facility agreement). The Company was in compliance with the covenants of its various debt agreements at June 30, 2005. The new domestic credit facility entered into on July 1, 2005 has comparable covenants.

The Company has standby letters of credit and guarantees with various financial institutions. At June 30, 2005, the Company had $69.6 million of outstanding letters of credit and guarantees primarily related to its environmental remediation liabilities, insurance obligations, a potential tax exposure and a customer guarantee. The Company has accrued for losses that it believes are probable and estimable in its consolidated balance sheets.

Cost Reduction Programs

In 2004, the Company completed an activity-based restructuring initiative, including a voluntary severance program, intended to structure the Company's operations in a more efficient and cost-effective manner. As a result of the voluntary program, 137 U.S. based employees voluntarily elected to terminate their employment. In addition, the Company is in the process of involuntarily terminating approximately 530 worldwide employees as a result of the activity-based restructuring initiative, of which approximately 460 positions have been eliminated as of June 30, 2005. As a result of this initiative, the Company expects to achieve annual pre-tax cost savings of at least $50 million, of which approximately $15 million would be reflected in cost of products sold, $26 million in selling, general and administrative expenses (SG&A) and $9 million in research and development (R&D). For the six months ended June 30, 2005, the Company realized approximately $25.3 million of these savings, of which approximately $8.3 million was in cost of products sold, $12.9 million in SG&A and $4.1 million in R&D. As of June 30, 2005, the program has resulted in approximately $31.6 million in savings, of which approximately $10.4 million was in cost of goods sold, $15.8 million in SG&A and $5.4 million in R&D. The full extent of the savings is expected to be realized in 2005. All cost savings, both estimated and actual, are reported net of any increased expenses or the impact of reduced revenues. As of June 30, 2005, the Company had accruals of $19.1 million for severance and related costs and $17.4 million for other facility closure costs related to these initiatives. The Company expects future cash payments against these accruals to approximate $18.1 million in 2005, $6.9 million in 2006, $3.4 million in 2007, $4.2 million in 2008 and $3.9 million in 2009.

Also, as a result of the Company's other manufacturing cost savings programs, including Six Sigma and Lean Manufacturing, the Company realized approximately $14 million of additional pre-tax cost savings, primarily in cost of products sold, in the first six months of 2005.

Any expected cost savings described in this Form 10-Q may fail to be realized or take longer to be realized than anticipated.

RESULTS OF OPERATIONS

(In thousands, except per share data)	Second quarter ended		Six months ended

	2005	2004	2005	2004

Net Sales
Polymer Products
Polymer Additives	$403,238	$369,759	$784,607	$733,102
Polymers	103,754	83,183	198,290	164,395
Polymer Processing Equipment	7,945	45,926	48,338	84,354
Eliminations	(3,584)	(3,681)	(8,065)	(7,629)

	511,353	495,187	1,023,170	974,222

Specialty Products
Crop Protection	90,976	86,224	168,889	162,698

	90,976	86,224	168,889	162,698

Total Net Sales	$602,329	$581,411	$1,192,059	$1,136,920

Operating Profit
Polymer Products
Polymer Additives	$47,773	$7,897	$94,167	$16,845
Polymers	25,292	11,641	45,813	21,836
Polymer Processing Equipment	(2,533)	1,508	(3,003)	(256)

	70,532	21,046	136,977	38,425

Specialty Products
Crop Protection	25,205	21,329	44,702	49,770

	25,205	21,329	44,702	49,770

General corporate expense, including amortization	(15,045)	(15,101)	(31,746)	(35,799)
Unabsorbed overhead expense from discontinued operations	-	(2,358)	-	(4,932)
Facility closures, severance and related costs	(23,917)	(3,278)	(24,075)	(5,689)
Antitrust costs	(3,338)	(4,350)	(6,504)	(8,403)
Merger costs	(8,686)	-	(8,686)	-

Total Operating Profit	44,751	17,288	110,668	33,372
Interest expense	24,309	17,162	48,715	35,087
Other (income) expense, net	2,035	3,191	10,834	(89,563)

Earnings (loss) from continuing operations before income
taxes	18,407	(3,065)	51,119	87,848
Income tax expense (benefit)	8,233	(2,193)	22,716	27,927

Earnings (loss) from continuing operations	10,174	(872)	28,403	59,921
Earnings from discontinued operations	450	1,956	2,656	2,116
Loss on sale of discontinued operations	(27,622)	-	(27,622)	-

Net Earnings (Loss)	$(16,998)	$1,084	$3,437	$62,037

Basic Earnings (Loss) Per Common Share
Earnings (loss) from continuing operations	$0.09	$(0.01)	$0.24	$0.52
Earnings from discontinued operations	-	0.02	0.02	0.02
Loss on sale of discontinued operations	(0.23)	-	(0.23)	-

Net Earnings (Loss)	$(0.14)	$0.01	$0.03	$0.54

Diluted Earnings (Loss) Per Common Share
Earnings (loss) from continuing operations	$0.09	$(0.01)	$0.24	$0.52
Earnings from discontinued operations	-	0.02	0.02	0.02
Loss on sale of discontinued operations	(0.23)	-	(0.23)	-

Net Earnings (Loss)	$(0.14)	$0.01	$0.03	$0.54

SECOND QUARTER RESULTS

Overview

Consolidated net sales of $602.3 million for the second quarter of 2005 increased 4% from $581.4 million for the comparable period of 2004. The increase was the result of a 14% increase from improved selling prices and a 2% increase from favorable foreign currency translation, partially offset by a 6% decrease from lower sales volume and a 6% decrease resulting from the formation of the Davis-Standard LLC joint venture. On April 29, 2005, the Company's Polymer Processing Equipment segment was combined with Black Clawson Converting Machinery Company to form Davis-Standard LLC, a joint venture. The Company acquired a 61.24% non-controlling interest in the joint venture. International sales, including U.S. exports, were 51% of total sales, decreasing slightly from 52% for the second quarter of 2004. The decrease was primarily due to an increase in U.S. sales for the Polymer Additives and Polymers segments. For further discussion of sales, see the following discussion of segment results.

The net loss for the second quarter of 2005 was $17 million, or $0.14 per share, as compared to $1.1 million, or $0.01 per share, for the second quarter of 2004. The net loss for the second quarter of 2005 included a loss on the sale of discontinued operations of $27.6 million, or $0.23 per share, and earnings from discontinued operations of $0.5 million, both related to the sale of the Refined Products business during the second quarter of 2005. The results from the sale of discontinued operations reflect a revision to the Company's press release issued on July 28, 2005 covering second quarter earnings. The Company determined it was more appropriate to defer recognition of the gain from cumulative foreign currency translation related to the sale until the international subsidiary involved in the transaction is fully liquidated. The revision to the gain/loss recorded on the transaction does not impact cash flows resulting from the transaction or cash flows of the Company. Net earnings for the second quarter of 2004 included earnings from discontinued operations of $2.0 million, or $0.02 per share. Earnings from continuing operations for the second quarter of 2005 were $10.2 million, or $0.09 per share, as compared to the loss from continuing operations of $0.9 million, or $0.01 per share, for the second quarter of 2004. The earnings from continuing operations for the second quarter of 2005 included pre-tax charges for facility closures, severance and related costs of $23.9 million, merger costs of $8.7 million and antitrust costs of $3.3 million. The loss from continuing operations for the second quarter of 2004 of $0.9 million, or $0.01 per share, included pre-tax charges for antitrust costs of $4.4 million and facility closures, severance and related costs of $3.3 million.

Gross profit as a percentage of sales was 29.5% for the second quarter of 2005 as compared to 22.9% for the comparable period of 2004. Gross profit increased by $44.2 million primarily due to increased selling prices of $82.9 million and savings attributable to cost reduction initiatives of $10.6 million, partially offset by higher raw material and energy costs of $41.5 million. The increases in selling prices and raw material and energy costs are primarily attributable to the Company's plastic, rubber and petroleum additives businesses in the Polymer Additives segment and to EPDM in the Polymers segment. The manufacturing cost savings programs increased gross profit in all segments, most significantly in Polymer Additives.

In 2005, the Company changed the classification of shipping costs to cost of goods sold in order to provide better comparability to other companies in the Company's business sector. The prior period statement of earnings has been reclassified to reflect a consistent comparison to the current period. The shipping costs included in cost of goods sold were $15.4 million and $17.5 million for the second quarters of 2005 and 2004, respectively.

Selling, general and administrative expenses of $58.6 million for the second quarter of 2005 decreased by $8.1 million compared to the second quarter of 2004. The decrease was primarily due to savings from the 2004 activity-based restructuring initiative of $6.9 million and a decrease of $5.1 million due to the inclusion of the Polymer Processing Equipment segment for only one month in 2005 compared to the full three-month period in 2004. The decreases were partially offset by increases in expenses related to unfavorable foreign currency exchange of $1.4 million and the Company's incentive plans of $1.2 million. All segments benefited from the cost savings programs, with Polymer Additives providing the most significant benefit. Research and development costs of $10.5 million decreased by $2.2 million primarily due to cost savings resulting from the 2004 activity-based restructuring initiative. Depreciation and amortization of $27.7 million decreased by $1.3 million from 2004 primarily due to lower depreciation expense in the Polymer Processing Equipment and Polymers segments.

Facility closures, severance and related costs were $23.9 million in the second quarter of 2005 as compared to $3.3 million in the second quarter of 2004. The 2005 costs included $20.3 million for estimated unrecoverable future lease costs and asset write-offs related to the closure of the Company's former research and development facility in Tarrytown, NY and $3.6 million primarily for severance and related costs resulting from the second phase of the 2004 activity-based restructuring initiative. The second quarter 2004 costs were primarily for executive severance costs and related costs resulting from the 2004 activity-based restructuring.

The Company incurred antitrust costs of $3.3 million in the second quarter of 2005 compared to $4.4 million during the second quarter of 2004. Such costs for both periods were primarily for legal costs associated with antitrust investigations and related civil lawsuits.

The Company incurred merger costs of $8.7 million during the second quarter of 2005. These merger costs are non-capitalizable costs associated with the merger of the Company and Great Lakes.

Operating profit of $44.8 million in the second quarter of 2005 increased by $27.5 million in the second quarter of 2005 compared to the second quarter of 2004. The increase was primarily attributed to higher gross profit of $54.0 million, lower selling, general and administrative expenses of $3.0 million and lower research and development expenses of $1.9 million, excluding the effect of the formation of the Davis-Standard LLC joint venture in the Polymer Processing Equipment segment. These increases were partially offset by higher facility closures, severance and related costs of $20.6 million and merger costs of $8.7 million. The Polymer Processing Equipment business resulted in a decrease to operating profit of $4.0 million.

Polymer Additives

Polymer Additives sales of $403.2 million for the second quarter of 2005 increased by 9% from the prior year, primarily due to increased selling prices of 17%, partially offset by lower unit volume of 9%. Rubber and petroleum additives sales primarily contributed to the overall improvement with 28% and 35% increases, respectively. Rubber additives sales increased due to higher selling prices of 42%, partially offset by a 15% decrease from lower unit volume, primarily resulting from our capacity rationalization actions initiated in 2004. Petroleum additives sales increased by 21% due to higher selling prices and by 13% due to higher sales volume from increased demand. Sales of plastic additives were approximately equal to the prior period as a 12% decrease from lower volume substantially offset an 11% increase due to higher selling prices. Urethane additives sales decreased by 3% as lower sales volume resulted in a 16% decrease, partially offset by an 11% increase from higher selling prices. Sales for all business units within the segment benefited from favorable currency translation of 1%, except for urethane additives, which increased by 2%. Operating profit of $47.8 million in the second quarter of 2005 increased by $39.9 million from the prior year mainly due to higher selling prices of $61.9 million and savings from cost reduction programs of $14.7 million, offset in part by higher raw material and energy costs of $32.4 million and lower sales volume of $5.2 million.

Polymers

Polymers sales of $103.8 million for the second quarter of 2005 increased by 25% from the prior year primarily due to improved selling prices. EPDM sales increased by 36% mainly due to a 41% increase from higher selling prices, partially offset by a 6% decrease resulting from lower sales volume. Urethanes sales increased by 13% due to a 5% increase from higher selling prices and a 7% increase from improved unit volume. Sales of the segment benefited from favorable foreign currency exchange of 1%. Operating profit of $25.3 million more than doubled, increasing by $13.7 million from the second quarter of 2004, principally due to higher selling prices of $19.7 million and cost savings initiatives of $2.5 million, offset in part by higher raw material and energy costs of $7.0 million.

Polymer Processing Equipment

Polymer Processing Equipment sales of $7.9 million for the second quarter of 2005 represent one month of consolidated results prior to the formation of the Davis-Standard LLC joint venture. The operating loss was $2.5 million in the second quarter of 2005 as compared to operating income of $1.5 million for the second quarter of 2004.

Crop Protection

Crop Protection sales of $91.0 million for the second quarter of 2005 increased by 6% from the second quarter of 2004 primarily due to a 4% increase from favorable foreign currency translation and a 2% increase from slightly higher selling prices. Operating profit of $25.2 million increased by 18% from the prior year mainly as a result of higher selling prices of $1.3 million, cost saving initiatives of $2.1 million, favorable sales mix of $2.6 million and favorable foreign currency translation of $1.1 million, offset in part by higher raw material costs of $2.1 million.

General Corporate and Unabsorbed Overhead Expenses

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis. These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses related to executives and corporate managers. General corporate expense also includes all amortization expense. General corporate expense of $15.0 million for the second quarter of 2005 was approximately equal to the $15.1 million of such expense in the second quarter of 2004.

Unabsorbed overhead expense from discontinued operations of $2.4 million in the second quarter of 2004 represents general overhead costs that were previously absorbed by the Refined Products business. There was no unabsorbed overhead expense from discontinued operations in the second quarter of 2005.

Other

Interest expense increased by $7.1 million, or 42%, in the second quarter of 2005, primarily due to an increase in debt subsequent to the Company's debt refinancing in August 2004 (the Refinancing). The Refinancing included the issuance of new 9.875% and floating rate Senior Notes and the repurchase of the Company's remaining 8.5% Senior Notes due in 2005 and $140 million of its 6.125% Senior Notes due in 2006.

Other expense, net, of $2 million for the second quarter of 2005 decreased by $1.2 million from $3.2 million for the comparable period of 2004. The decrease was primarily due to higher interest income of $2.2 million relating to tax refunds.

The effective tax rate from continuing operations for the second quarter of 2005 was 45% primarily due to a $2.4 million increase in the deferred tax valuation allowance for certain international and state income tax matters for which realization is uncertain. The effective income tax rate from continuing operations for the second quarter of 2004 was 72% primarily due to a $1.0 million benefit resulting from a change in the Company's estimate with respect to the relative mix of projected 2004 earnings and losses among the jurisdictions in which the Company operated.

Discontinued Operations

Earnings from discontinued operations for the second quarter of 2005 were $0.5 million (net of income taxes of $0.1 million) as compared to $2.0 million in the prior year (net of income taxes of $1.2 million). Earnings from discontinued operations do not include any allocation of general overhead expense.

In the second quarter of 2005, the Company recognized a loss of $27.6 million (net of an income tax benefit of $14.6 million) as a result of the sale of the Refined Products business.

YEAR-TO-DATE RESULTS

Overview

Consolidated net sales of $1.19 billion for the first six months of 2005 increased 5% from $1.14 billion for the comparable period of 2004. The increase was a result of a 14% increase from improved selling prices and a 1% increase from favorable foreign currency translation, partially offset by a 7% decrease from lower sales volume and a 3% decrease resulting from the formation of the Davis-Standard LLC joint venture. On April 29, 2005, the Company's Polymer Processing Equipment segment was combined with Black Clawson Converting Machinery Company to form Davis-Standard LLC, a joint venture. The Company acquired a 61.24% non-controlling interest in the joint venture. International sales, including U.S. exports, were 50% of total sales, decreasing from 52% for the first six months of 2004. The decrease was primarily due to an increase in U.S. sales for the Polymer Additives and Polymers segments. For further discussion of sales, see the following discussion of segment results.

Net earnings for the first six months of 2005 were $3.4 million, or $0.03 per share, as compared to $62 million, or $0.54 per share, for the first six months of 2004. Net earnings for the first six months of 2005 included earnings from discontinued operations of $2.7 million, or $0.02 per share, and a loss on the sale of discontinued operations of $27.6 million, or $0.23 per share, related to the sale of the Company's Refined Products business during the second quarter of 2005. The results from the sale of discontinued operations reflect a revision to the Company's press release issued on July 28, 2005 covering second quarter earnings. The Company determined it was more appropriate to defer recognition of the gain from cumulative foreign currency translation related to the sale until the international subsidiary involved in the transaction is fully liquidated. The revision to the gain/loss recorded on the transaction does not impact cash flows resulting from the transaction or cash flows of the Company.Net earnings for the first six months of 2004 included earnings from discontinued operations of $2.1 million, or $0.02 per share. Earnings from continuing operations for the first six months of 2005 were $28.4 million, or $0.24 per share, as compared to $59.9 million, or $0.52 per share, for the first six months of 2004. Earnings for the first six months of 2005 included pre-tax charges for facility closures, severance and related costs of $24.1 million, merger costs of $8.7 million and antitrust costs of $6.5 million. Earnings from continuing operations for the first six months of 2004 included pre-tax divestment gains of $94.6 million (included in other (income) expense, net), primarily from the sale of the Company's 50% interest in the Gustafson seed treatment joint venture, pre-tax charges for antitrust costs of $8.4 million, supplemental executive retirement costs of $5.9 million and facility closures, severance and related costs of $5.7 million.

Gross profit as a percentage of sales was 29.2% for the first six months of 2005 as compared to 22.7% for the comparable period of 2004. Gross profit increased by $90.8 million, primarily due to increased selling prices of $156.8 million, savings attributable to cost reduction initiatives of $21.9 million and favorable foreign currency exchange of $4.9 million, partially offset by higher raw material and energy costs of $82.1 million and lower sales volume of $10.9 million. The increases in selling prices and raw material and energy costs are primarily attributable to all the businesses in the Polymer Additives segment and to EPDM in the Polymers segment. All segments reported savings from cost reduction initiatives, with the largest beneficiary being the Polymer Additives segment. The volume decrease was primarily in the plastic additives business within the Polymer Additives segment. Substantially all of the change related to foreign currency was attributable to the Crop Protection and Polymers segments.

In 2005, the Company changed the classification of shipping costs to cost of goods sold in order to provide better comparability to other companies in the Company's business sector. The prior period statement of earnings has been reclassified to reflect a consistent comparison to the current period. The shipping costs included in cost of goods sold were $31.1 million and $34.2 million for the six months ended June 30, 2005 and 2004, respectively.

Selling, general and administrative expenses of $119.9 million for the first six months of 2005 decreased by $18.1 million compared to the first six months of 2004. The decrease was primarily attributable to savings from the 2004 activity-based restructuring initiative of $12.9 million, non-recurring expense in 2004 for supplemental executive retirement costs of $5.9 million, lower legal and environmental costs of $2.8 million and a decrease of $5.2 million as a result of consolidating only four months of the Polymer Processing Equipment business compared to the full six-month period in 2004. The decreases were partially offset by increases in expenses related to the Company's incentive plans of $4.2 million and unfavorable foreign currency exchange of $2.6 million. All segments benefited from the cost savings programs, most significantly in Polymer Additives. Depreciation and amortization of $57.9 million was approximately equal with the prior period. Research and development costs of $21.0 million decreased by $3.1 million, primarily due to cost savings resulting from the 2004 activity-based restructuring initiative. Equity income of $0.2 million decreased by $9.5 million, principally due to the absence of prior period earnings from Crop Protection's Gustafson seed joint venture, which was sold on March 31, 2004.

Facility closures, severance and related costs were $24.1 million, compared to $5.7 million in the first six months of 2004. The 2005 costs of $24.1 million included $20.3 million for unrecoverable future lease costs and asset write-offs related to the closure of the Company's former research and development facility in Tarrytown, NY, and $5.7 million primarily for severance and related costs resulting from the 2004 activity-based restructuring initiative, partially offset by a $1.9 million credit resulting primarily from the settlement of certain issues with the Company's partner in the Enenco joint venture. This settlement resulted in recoveries related to certain disputed items and the Company assuming 100% ownership of the Enenco joint venture. The 2004 costs of $5.7 million were primarily related to the write-off of fixed assets resulting from the sale of the Freeport, Grand Bahama Island facility and executive severance and related costs resulting from the 2004 activity-based restructuring initiative.

The Company incurred antitrust costs of $6.5 million in the first six months of 2005 compared to $8.4 million during the first six months of 2004. Such costs were primarily for legal costs associated with antitrust investigations and related civil lawsuits.

The Company incurred merger costs of $8.7 million during the first six months of 2005. These merger costs are non-capitalizable costs associated with the merger of the Company and Great Lakes.

Operating profit of $110.7 million for the first six months of 2005 increased by $77.3 million versus the comparable period of 2004. The increase was primarily attributable to higher gross profit of $99.3 million and lower selling, general and administrative expenses of $12.9 million and lower research and development expenses of $2.8 million, excluding the effect of the formation of the Davis-Standard LLC joint venture in the Polymer Processing Equipment business. These increases were partially offset by higher facility closures, severance and related costs of $18.4 million, higher merger costs of $8.7 million and lower equity income of $9.5 million. The Polymer Processing Equipment business resulted in a decrease to operating profit of $2.7 million.

Polymer Additives

Polymer Additives sales of $784.6 million for the first six months of 2005 increased by 7% from the prior year, due to a 16% increase from higher selling prices, partially offset by an 11% decrease from lower sales volume. Rubber and petroleum additives sales primarily contributed to the overall improvement with 21% and 30% increases, respectively. Rubber additives sales increased by 35% due to higher selling prices, partially offset by a 16% decrease from lower sales volume primarily related to the Company's capacity rationalization actions initiated in 2004. Petroleum additives sales increased by 19% due to higher selling prices and 10% due to higher sales volume from increased demand. Sales of plastic additives were approximately equal compared to the prior year as a 14% decrease from lower sales volume substantially offset a 12%

increase due to higher selling prices. Urethane additives sales decreased by 2% as lower sales volume resulted in a 15% decrease, partially offset by a 10% increase from higher selling prices. Sales from all business units within the segment benefited from favorable currency translation of 1%, except for urethane additives, which increased 2%. Operating profit of $94.2 million increased by $77.3 million from the prior year mainly due to higher selling prices of $119.6 million and savings from cost reduction programs of $29.0 million, offset in part by higher raw material and energy costs of $63.7 million and lower sales volume of $12.2 million.

Polymers

Polymers sales of $198.3 million for the first six months of 2005 increased by 21% from the prior year, primarily due to improved selling prices. EPDM sales increased by 31% mainly due to a 36% increase from higher selling prices, partially offset by a 6% decrease resulting from lower sales volume. Urethanes sales increased by 9% due to a 4% increase from higher selling prices and a 4% increase from improved sales volume. Sales benefited from favorable currency translation of 1%. Operating profit of $45.8 million more than doubled, increasing by $24.0 million from 2004, primarily due to higher selling prices of $33.7 million and cost savings initiatives of $4.9 million, offset in part by higher raw material and energy costs of $15.7 million.

Polymer Processing Equipment

Polymer Processing Equipment sales of $48.3 million represent four months of consolidated results in 2005 related to the period prior to the formation of the Davis-Standard LLC joint venture. The operating loss was $3.0 million for the first six months of 2005 as compared to $0.3 million for the first six months of 2004.

Crop Protection

Crop Protection sales of $168.9 million for the first six months of 2005 increased by 4% due to a 4% increase from favorable foreign currency translation and a 2% increase from higher selling prices, partially offset by a 2% decrease from lower sales volume. Operating profit of $44.7 million decreased by $5.1 million from the prior year, mainly as a result of decreased joint venture equity income of $9.6 million and higher raw material costs of $2.6 million, offset in part by higher selling prices of $3.5 million, cost saving initiatives of $2.6 million, favorable sales mix of $1.4 million and $1.2 million in favorable foreign currency translation.

General Corporate and Unabsorbed Overhead Expenses

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis. These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses related to executives and corporate managers. General corporate expense also includes all amortization expense. General corporate expense of $31.7 million for the first six months of 2005 decreased by $4.1 million compared to the first six months of 2004. Contributing to this decrease were supplemental executive retirement costs recorded during the first quarter of 2004 of $5.9 million that did not exist in the first six months of 2005, offset by higher expenses related to the Company's incentive plans of $3.0 million.

Unabsorbed overhead expense from discontinued operations of $4.9 million in the first six months of 2004 represents general overhead costs that were previously absorbed by the Refined Products business. There was no unabsorbed overhead expense from discontinued operations in the first six months of 2005.

Other

Interest expense increased by $13.6 million, or 39%, in the first six months of 2005, primarily due to an increase in debt subsequent to the Refinancing. The Refinancing included the issuance of new 9.875% and floating rate Senior Notes and the repurchase of the Company's remaining 8.5% Senior Notes due 2005 and $140 million of its 6.125% Senior Notes due 2006.

Other expense, net of $10.8 million for the first six months of 2005 increased by $100.4 million from other income, net of $89.6 million for the comparable period of 2004. The increase was primarily the result of $94.6 million of divestment gains realized in the first quarter of 2004, which included a $90.9 million gain on the sale of the Company's 50% interest in the Gustafson seed treatment joint venture and a $3.6 million gain on the completion of the sale of the assets of the Company's Brooklyn, NY facility, and higher interest income of $2.2 million relating to a tax refund in the second quarter of 2005.

The effective tax rate from continuing operations for the first six months of 2005 was 44% compared to 32% for the first six months of 2004. The change in the effective tax rate was primarily due to a $6.2 million increase in deferred tax asset valuation allowance recorded during the first and second quarters of 2005. Based on pre-merger operations of the Company as of June 30, 2005, the estimated effective tax rate for the year was 38%.

Discontinued Operations

Earnings from discontinued operations of $2.7 million (net of income taxes of $1.4 million) in the first six months of 2005 were marginally higher than the prior year earnings of $2.1 million (net of income taxes of $1.3 million). Earnings from discontinued operations do not include any allocation of general overhead expense.

In the first six months of 2005, the Company recognized a loss of $27.6 million (net of an income tax benefit of $14.6 million) as a result of the sale of the Refined Products business.

CRITICAL ACCOUNTING ESTIMATES

The Company's condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. The Company's estimates are based on historical experience and currently available information. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies footnote in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 describe the critical accounting estimates and accounting policies used in preparation of the consolidated financial statements. Actual results in these areas could differ from management's estimates. There have been no significant changes in the Company's critical accounting policies and methodologies for determining its estimates during the first six months of 2005. Critical accounting estimates and policies relate to the Company prior to the merger with Great Lakes.

ACCOUNTING DEVELOPMENTS

In November 2004, the FASB issued Statement No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4." Statement No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, requiring these items be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of Statement No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of Statement No. 151 is expected to affect the timing of when certain manufacturing variances will be recognized in consolidated earnings. The Company is in the process of evaluating the impact of this Statement on its overall consolidated earnings and financial position.

In December 2004, the FASB issued FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." FSP No. 109-2 provides guidance for reporting and disclosing certain foreign earnings that are repatriated, as defined by the American Jobs Creation Act of 2004 (the "Act"), which was signed into law on October 22, 2004. The Act allows the Company to deduct 85% of certain qualifying foreign earnings available for repatriation to the United States during 2004 and 2005. To date, the Company has not elected to repatriate any foreign earnings as a result of the Act. The Act was supplemented with additional guidance issued during May 2005, which clarified the manner in which repatriated earnings will be taxed. The Company is in the process of evaluating the potential impact of repatriating earnings pursuant to the Act and related guidance. The Company expects to complete its evaluation during the third quarter of 2005. The range of possible amounts that the Company could consider repatriating under the Act is estimated to be between zero and $750 million. The range of income tax expense relating to amounts repatriated under the Act cannot be reasonably estimated at this time.

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment," which replaces Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Statement No. 123 (revised 2004) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value, beginning with the first interim period after June 15, 2005. The pro forma disclosures previously permitted under Statement No. 123 will no longer be an alternative to financial statement recognition. Under Statement No. 123 (revised 2004), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. If the Company adopts Statement No. 123 (revised 2004) at the required implementation date, the Company would be required to use the modified prospective application. Under the modified prospective application, the compensation cost for all new awards and awards modified, repurchased or cancelled after the date of adoption of this Statement, as well as the unrecognized compensation cost of unvested awards as of the date of adoption, will be recognized in earnings. If the Company adopts Statement No. 123 (revised 2004) prior to the required implementation date, the Company may apply the modified prospective application or the modified retrospective application. The modified retrospective application may be applied to either (a) all prior years for which Statement No. 123 was effective or (b) only the prior interim periods in the year of initial adoption of Statement No. 123 (revised 2004). On April 14, 2005, the Securities and Exchange Commission announced that the required implementation date of Statement No. 123 (revised 2004) was delayed until the beginning of the first fiscal year beginning after June 15, 2005. The Company has not yet determined the method of adoption and is currently evaluating the requirements of Statement No. 123 (revised 2004). The Company is in the process of determining the impact of adoption of Statement No. 123 (revised 2004) on its consolidated earnings.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," (FIN 47). FIN 47 clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. The Company is in the process of determining the impact, if any, of FIN 47 on its consolidated earnings.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Form 10-Q are forward-looking statements that involve risks and uncertainties, including, but not limited to, general economic conditions; the outcome and timing of antitrust investigations and related civil lawsuits to which Chemtura is subject; the ability to obtain increases in selling-prices; pension and other post-retirement benefit plan assumptions; energy and raw material prices and availability; production capacity; changes in interest rates and foreign currency exchange rates; changes in technology, market demand and customer requirements; the enactment of more stringent environmental laws and regulations; the ability to realize expected cost savings under Chemtura's cost-reduction initiatives; the amount of any additional earn-out payments from General Electric Company from the sale of the OrganoSilicones business; the ability to reduce Chemtura's debt levels; the ability to successfully integrate the Crompton and Great Lakes businesses and operations and achieve anticipated benefits from the merger, including costs savings and synergies; and other risks and uncertainties detailed in filings with the Securities and Exchange Commission by Chemtura or its predecessor companies. These statements are based on Chemtura's estimates and assumptions and on currently available information. The forward-looking statements include information concerning our possible or assumed future results of operations, and Chemtura's actual results may differ significantly from the results discussed. Forward-looking information is intended to reflect opinions as of the date this Form 10-Q was issued and such information will not necessarily be updated by Chemtura.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 7A Quantitative and Qualitative Disclosures About Market Risk and the Derivative Instruments and Hedging Activities Note to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Also refer to the Derivative Instruments and Hedging Activities footnote included in the notes to the condensed consolidated financial statements (unaudited) included in this Form 10-Q. Disclosures relate to the Company prior to the merger with Great Lakes.

The fair market value of long-term debt is subject to interest rate risk. The Company's long-term debt amounted to $843.5 million at June 30, 2005. The fair market value of such debt as of June 30, 2005 was $935.9 million, which has been determined primarily based on quoted market prices.

The Company uses price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases. In January 2004, these contracts were designated as hedges of a portion of the Company's forecasted natural gas purchases for a rolling two-year period. These contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based. The differential paid or received as natural gas prices change is recognized as an adjustment to cost of products sold. The fair value of the contracts at June 30, 2005 of $7.8 million was recorded as a component of accumulated other comprehensive loss. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. A hypothetical ten percent increase in the cost of natural gas at June 30, 2005 would result in an increase in the fair market value of the outstanding derivatives of $3.6 million to a fair market value of $11.5 million; conversely, a hypothetical ten percent decrease in the cost of natural gas would result in a decrease in the fair market value of the outstanding derivatives of $3.6 million to a fair market value of $4.2 million.

Through June 30, 2005, there have been no other significant changes in market risk since December 31, 2004.

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

Subsequent to December 31, 2004, management designed certain additional compensating controls intended to prevent and detect the aforementioned potential misstatements. These controls were implemented during the first quarter of 2005 and prior to the filing of the Company's 2004 Form 10-K. Management believes these controls would have functioned effectively in detecting and preventing the errors before the Company filed its 2004 Form 10-K and minimized the risk associated with this material weakness. These controls include the engagement of a registered public accounting firm to review the Company's income tax accounts and disclosures.

In addition, the Company has engaged a registered public accounting firm to review its interim and year-end income tax accounting processes to assist the Company in identifying and implementing improvements in the timing and execution of accounting and control activities related to such processes. Beginning with the first quarter of 2005, the Company has implemented additional procedures that include redesigning workpapers, improving information flow, strengthening its review procedures, and enhancing communication within the accounting and tax departments to ensure that such errors do not recur.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is involved in claims, litigation, administrative proceedings, and investigations of various types in a number of jurisdictions. A number of such matters involve, or may involve, claims for a material amount of damages and relate to or allege environmental liabilities, including clean-up costs associated with hazardous waste disposal sites, natural resource damages, regulatory compliance, property damage and personal injury. Disclosures relate to the Company prior to the merger with Great Lakes.

Environmental Liabilities

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. The total amount accrued for such environmental liabilities at June 30, 2005 was $101.8 million. The Company estimates the potential currently determinable environmental liability to range from $92 million to $112 million at June 30, 2005. The Company's reserves include estimates for determinable clean-up costs. At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and other equitable factors that are available with respect to these matters and believes that the likelihood of a material adverse effect resulting from the currently indeterminable clean-up costs is remote. However, the final cost of clean-up at these sites could exceed the Company's present estimates and could have, individually or in the aggregate, a material adverse effect on the Company's financial condition, results of operations and cash flows. It is reasonably possible that the Company's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

The Company and some of its subsidiaries have been identified by federal, state or local governmental agencies and by other potentially responsible parties (a "PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States. Because these regulations have been construed to authorize joint and several liability, the EPA could seek to recover all costs involving a waste disposal site from any one of the PRP's for such site, including the Company, despite the involvement of other PRP's. In many cases, the Company is one of several hundred PRP's so identified. In a few instances, the Company is one of only a handful of PRP's, and at one site, the Company is the only PRP performing investigation and remediation. Where other financially responsible PRP's are involved, the Company expects that any ultimate liability resulting from such matters will be apportioned between the Company and such other parties. In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.

Vertac Litigation-As previously disclosed in Chemtura's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Uniroyal Chemical Company, Inc., (a wholly owned subsidiary of Chemtura) and its Canadian subsidiary, Uniroyal Chemical Co./Cie were joined with others as defendants in consolidated civil actions brought in the United States District Court, Eastern District of Arkansas, Western Division (the "Court") by the United States of America, the State of Arkansas and Hercules Incorporated ("Hercules"), relating to a Vertac Chemical Corporation site in Jacksonville, Arkansas. Uniroyal Chemical Company, Inc. was subsequently dismissed from the action.

On March 30, 2005, the Court entered a memorandum opinion and order finding no basis for Hercules' claim of divisibility of harm for the damages arising from the remediation for which Hercules and Uniroyal Chemical Company Co./Cie had previously been found jointly and severally liable. The Court also rejected challenges to the constitutionality of CERCLA and its application in this case. Further, the Court affirmed its earlier findings regarding allocation. The net result of the memorandum opinion and order is the allocation of liability upon Uniroyal Chemical Company Co./Cie of 2.6 percent of the damages imposed jointly and severally upon Uniroyal Chemical Company Co./Cie and Hercules. This finding returns the parties to the positions held following the Court's February 3, 2002 order, which resulted in liability upon Uniroyal Chemical Company Co./Cie to the United States for approximately $2.3 million and liability to Hercules for contribution for approximately $0.7 million. It is anticipated that Hercules and Uniroyal Chemical Company Co./Cie will appeal the findings of the Court regarding the constitutionality of CERCLA. It is further anticipated that Hercules will appeal the divisibility findings and the allocation finding. The appeal to the Eighth Circuit Court of Appeals can be expected to take up to eighteen months before judgment. Assuming the Eighth Circuit Court of Appeals affirms all issues, Uniroyal Chemical Company Co./Cie may elect to petition for certiorari before the United States Supreme Court on the issue of its liability as an "arranger" under the CERCLA statutory scheme.

The Company intends to assert all meritorious legal defenses and other equitable factors that are available with respect to these matters and believe that the likelihood of a material adverse effect resulting from the currently indeterminable remedial costs or damages is remote. However, the resolution of the environmental matters now pending or hereafter asserted against the Company or any of its subsidiaries could require the Company to pay remedial costs or damages in excess of its present estimates, and as a result could, either individually or in the aggregate, have a material adverse effect on the Company's financial condition, results of operations and cash flows.

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

The Company's antitrust costs increased from $3.2 million (pre-tax) during the immediately prior fiscal quarter ended March 31, 2005 to $3.3 million (pre-tax) for the fiscal quarter ended June 30, 2005. The Company expects to continue to incur substantial costs until all antitrust investigations are concluded and civil claims are resolved.

Civil Lawsuits

Except for those actions indicated as being subject to a settlement agreement or previously dismissed by the applicable court, the actions described below under "Civil Lawsuits" are in early procedural stages of litigation and, accordingly, the Company cannot predict their outcome. The Company will seek cost-effective resolutions to the various pending and threatened legal proceedings and governmental investigations regarding its operations; however, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company's financial condition, results of operations and prospects. The Company has not recorded a charge for potential liabilities and expenses in connection with the civil claims not subject to any settlement agreement, because it is not yet able to reasonably estimate such potential costs.

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

Under the Global Settlement Agreement, the Company agreed to pay $97.0 million to a settlement fund in exchange for the final dismissal with prejudice of the foregoing three lawsuits as to the Company and a complete release of all claims against the Company set forth in the lawsuits. After the plaintiffs were unable to agree upon the allocation of the settlement funds, a neutral party established the allocation among the product classes, with $62.0 million allocated to rubber chemicals, $30.0 million to EPDM and $5.0 million to nitrile rubber. The parties entered into Implementing Settlement Agreements for the applicable affected actions. Following an initial payment of $500,000 to an escrow account, the Company will pay the settlement funds to an escrow account in three installments, without interest, beginning at preliminary approval of the Implementing Settlement Agreements by the applicable courts and continuing through the later of 20 days following final approval of the settlement by each applicable court or June 30, 2006. The Implementing Settlement Agreements were preliminarily approved by the applicable courts in April 2005, and as a result, the Company made a payment of $58.0 million into court escrow in May 2005. The Company has the right to rescind the Global Settlement Agreement in its entirety if (i) the court for the rubber chemicals action or the court for the EPDM action refuses to approve the Implementing Settlement Agreements for the applicable product area without modification, or does not enter the final judgment, or (ii) the court for the rubber chemicals action and the court for the EPDM action enter the final judgment and appellate review is sought and, on such review, either or both of those final judgments is modified or set aside on appeal. Members of the plaintiff classes have the right to opt out of their applicable class, and under certain circumstances relating to persons requesting exclusion from the applicable class, the Company has the option to terminate the Global Settlement Agreement in whole or in part. There can be no assurance as to the number of members of any class who will request exclusion or whether the Company will exercise its option to terminate the Global Settlement Agreement in whole or in part.

ParaTec Elastomers Cross-Claims. A defendant in the class action lawsuit relating to nitrile rubber, ParaTec Elastomers LLC, a former joint venture in which the Company previously owned a majority interest but now has no interest, has asserted cross claims against the Company in this class action, seeking damages that ParaTec Elastomers LLC has allegedly suffered or may suffer as a result of the Company's actions. On August 6, 2004, the Company filed a motion to dismiss the cross claims, or in the alternative to compel arbitration, which remains pending. The ParaTec Elastomers complaint does not specify an exact amount of alleged damages. It seeks damages "in an amount to be determined at trial," including attorneys' fees and punitive damages with respect to certain of the alleged causes of action, injunctive relief, pre- and post-judgment interest, costs and disbursements and such other relief as the court deems just and proper.

Remaining Direct Purchaser Lawsuits. The Company, individually or together with its subsidiary Uniroyal, and other companies, continues to be or has become a defendant in certain direct purchaser lawsuits filed in federal courts during the period from May 2004 through June 2005 involving the sale of rubber chemicals, EPDM, polychloroprene, nitrile rubber, plastics additives and urethanes and urethane chemicals.

  With respect to rubber chemicals, the Company, Uniroyal and other companies are defendants in four direct purchaser lawsuits. The first direct purchaser lawsuit was filed on July 15, 2004, in the United States District Court, Western District of Pennsylvania, by RBX Industries, Inc., and the second direct purchaser lawsuit was filed on July 16, 2004, in the United States District Court, Northern District of Ohio, by Goodyear Tire & Rubber Company, in each case, with respect to purchases of rubber chemicals from one or more of the defendants. Both actions have been transferred to the Northern District of California. The third lawsuit was filed on March 9, 2005, in the United States District Court, Northern District of Ohio, by Parker Hannifin Corporation and PolyOne Corporation with respect to purchases of rubber chemicals from one or more of the defendants. This action has been transferred to the Northern District of California. The fourth lawsuit was filed on June 1, 2005, in the United States District Court, Northern District of California, by Caterpillar Inc., Carlisle Companies Incorporated and certain subsidiaries of Carlisle Companies Incorporated with respect to purchases of rubber chemicals from one or more of the defendants.
  With respect to EPDM, the Company, Uniroyal and other companies are defendants in two direct purchaser lawsuits. The first lawsuit was filed on July 28, 2004, in the United States District Court, Eastern District of Pennsylvania, by RBX Industries, Inc. This action has been transferred to the District of Connecticut. The second lawsuit was filed on June 1, 2005, in the United States District Court, Northern District of New York by Carlisle Companies Incorporated and certain of its subsidiaries with respect to purchases of EPDM from one or more of the defendants. This action has been conditionally transferred to the District of Connecticut. The Company, Uniroyal and other companies are also defendants in two multi-product lawsuits involving EPDM, which are described separately below.
  With respect to nitrile rubber, the Company, Uniroyal and other companies are defendants in a multi-product direct purchaser lawsuit involving nitrile rubber, which is described separately below. In July 2005, Quabaug Corporation, on behalf of itself and a class consisting of certain purchasers of nitrile rubber, filed for voluntarily dismissal of a previously pending direct purchaser class action lawsuit against the Company and other companies filed in the United States District Court, Western District of Pennsylvania.
  With respect to plastics additives, the Company and other companies are defendants in a single direct purchaser lawsuit, filed on December 28, 2004, in the United States District Court, Northern District of Ohio, by PolyOne Corporation with respect to purchases of plastics additives from one or more of the defendants. This action has been transferred to the Eastern District of Pennsylvania for coordination with the consolidated class action pending there.
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

  The remaining two lawsuits are multi-product lawsuits. The Company, Uniroyal and other companies are defendants in a single direct purchaser lawsuit filed on May 7, 2004, as amended on June 23, 2004, in the United States District Court, Northern District of Ohio, by Goodyear Tire & Rubber Company with respect to purchases of EPDM and polychloroprene from one or more of the defendants. This action has been transferred to the District of Connecticut. The Company, Uniroyal and other companies are also defendants in a direct purchaser lawsuit filed on November 16, 2004, in the United States District Court, Northern District of Ohio, by Parker Hannifin Corporation and PolyOne Corporation with respect to purchases of EPDM, nitrile rubber and polychloroprene from one or more of the defendants. This action has been transferred to the District of Connecticut.
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

State Court Antitrust Class Actions

Rubber Chemicals. With respect to rubber chemicals, the Company, certain of its subsidiaries and other companies remain defendants in eight pending putative indirect purchaser class action lawsuits filed during the period from October 2002 through February 2005 in state courts in six states.

  Five of the outstanding eight lawsuits were filed in California, Florida, Minnesota, Tennessee and West Virginia, from October 2002 through February 2003, and the putative class in each lawsuit comprises all persons within each of the applicable states who purchased tires other than for resale that were manufactured using rubber processing chemicals sold by the defendants since 1994. The complaints principally allege that the defendants agreed to fix, raise, stabilize and maintain the price of rubber processing chemicals used as part of the tire manufacturing process in violation the laws of these states and that this caused injury to individuals who paid more to purchase tires as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, interest and attorneys' fees and costs. A previously pending putative indirect purchaser action filed in Vermont was dismissed by the court as to the Company and Uniroyal on April 22, 2005. A previously pending putative indirect purchaser action filed in South Dakota was dismissed by the court as to the Company, certain of its subsidiaries and certain other defendants following the reversal by the South Dakota Supreme Court on May 4, 2005 of the circuit court's denial of motions to dismiss filed by the Company, certain of its subsidiaries and certain other defendants.
  The sixth lawsuit was filed in Massachusetts on March 17, 2004 and amended on April 21, 2004, and the putative class comprises all natural persons within Massachusetts who purchased for non-commercial purposes any product containing rubber chemicals sold by the defendants or any subsidiary or affiliate thereof, or any co-conspirator, from January 1, 1994 through December 31, 2001 and who are residents of Massachusetts. The complaint principally alleges that the defendants agreed to fix, raise, stabilize and maintain the price of rubber chemicals distributed or sold in Massachusetts and throughout the United States in violation of the laws of that state and that the plaintiff and the alleged class were injured. The plaintiff seeks, among other things, double or treble damages of an unspecified amount, interest and attorneys' fees and costs.
  The seventh lawsuit was filed in Tennessee on February 17, 2005, and the putative class comprises all individuals and entities in Tennessee, 22 other states and the District of Columbia, who purchased rubber chemicals indirectly from the defendants or any of their co-conspirators, parents, predecessors, successors, subsidiaries and affiliates at any time from at least January 1, 1994. The complaint principally alleges that the defendants agreed to fix, raise, stabilize and maintain the price of rubber chemicals and to allocate markets and customers for the sale of rubber chemicals in violation of the laws of these states and that this caused the members of the class to pay inflated prices for products manufactured using rubber chemicals. The plaintiffs seek, among other things, to recover single or treble damages of an unspecified amount, attorneys' fees and costs.

  The remaining lawsuit, filed in Florida on May 25, 2004, as amended on January 21, 2005, is a multi-product lawsuit and is described under the heading "Multi-Product Lawsuit" below.
The Company and its defendant subsidiaries have filed motions to dismiss on substantive and personal jurisdictional grounds or answers with respect to all of the pending lawsuits. Certain motions to dismiss remain pending, and other motions to dismiss have been denied by the applicable court, which are being, or will be, appealed by the Company and its defendant subsidiaries.

EPDM. With respect to EPDM, the Company, its subsidiary Uniroyal, and other companies are defendants in seventeen pending putative indirect purchaser class action lawsuits filed during the period of October 2003 through February 2005 in state courts in fourteen states.

  Eleven of the outstanding seventeen lawsuits were filed in California, North Carolina, Florida, New York, Iowa, New Mexico, Vermont, Arizona, Nebraska, Kansas and Ohio, respectively, from October 2003 through February 2005, and the putative class of each action comprises all persons or entities in each of the applicable states who purchased indirectly EPDM at any time from the defendants or any predecessors, parents, subsidiaries, or affiliates thereof from at least January 1, 1994. The complaints principally allege that the defendants conspired to fix, raise, stabilize, and maintain the price of EPDM and allocate markets and customers in the United States, including foregoing states, respectively, in violation of the laws of those states and that this caused injury to purchasers paid more to purchase indirectly EPDM as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, single or treble damages of an unspecified amount, costs (including attorneys' fees), and disgorgement of profits. The Company and its defendant subsidiaries have filed motions to dismiss on substantive and personal jurisdictional grounds or answers with respect to most of the foregoing actions. Two previously pending putative indirect purchaser class action lawsuits filed in New Jersey and Tennessee were dismissed in April and May 2005, respectively.
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

The Company and its defendant subsidiaries have filed motions to dismiss on substantive and personal jurisdictional grounds or answers with respect to eleven of the pending non-multi-product lawsuits, and intends to file motions to dismiss the remaining non-multi-product lawsuit. Certain of the motions to dismiss remain pending, and three other motions to dismiss have been denied by the applicable court, one of which is being appealed by the Company and its defendant subsidiaries.

Plastics Additives. With respect to plastics additives, the Company and other companies are defendants in seven pending putative indirect purchaser class action lawsuits filed during the period of May 2004 through April 2005 in state courts in seven states.

  Six of the outstanding seven lawsuits were filed in California, Vermont, Arizona, Ohio, Nebraska, and Kansas, respectively, from May 2004 through April 2005, and the putative class of each action comprises all persons or entities in each of the applicable states who purchased indirectly plastics additives at any time from any of the defendants, other than for resale, during various periods, each commencing on January 1, 1990.

  The seventh lawsuit was filed in Tennessee on January 5, 2005. The putative class in this action comprises all individuals and entities in 23 states and the District of Columbia who purchased indirectly plastics additives from any of the defendants or any of their predecessors, parents, subsidiaries or affiliates at any time from January 1, 1990 to January 31, 2003.

Each of the foregoing lawsuits principally alleges that the defendants and co-conspirators agreed to fix, raise, stabilize and maintain the price of plastics additives in violation of the laws of jurisdictions named in the complaints, as applicable, and that this caused injury to purchasers who paid more to purchase plastics additives as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, costs (including attorneys' fees) and/or injunctive relief preventing the defendants from continuing the unlawful activities alleged in the complaint. The Company has filed motions to dismiss on substantive and personal jurisdictional grounds or answers with respect to four of the pending lawsuits, and intends to file motions to dismiss the remaining three lawsuits. Certain motions to dismiss remain pending, and other motions to dismiss have been denied by the applicable court. The lawsuit pending in Ohio has been stayed pending a decision by the Ohio Supreme Court regarding whether indirect purchasers have standing to bring claims under the Ohio Valentine Act and claims of unjust enrichment.

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

The lawsuits filed in California have been stayed until a complaint consolidating the lawsuits has been filed. The lawsuit pending in Ohio has been stayed pending a decision by the Ohio Supreme Court regarding whether indirect purchasers have standing to bring claims under the Ohio Valentine Act and claims of unjust enrichment. The Company has filed motions to dismiss on substantive and personal jurisdictional grounds or answers with respect to three of the remaining lawsuits.

Urethanes and Urethane Chemicals. With respect to urethanes and urethane chemicals, the Company, its subsidiary Uniroyal, and other companies are defendants in seventeen pending putative indirect purchaser class action lawsuits in six states.

  Eleven of the outstanding seventeen lawsuits were filed in California from March through June 2004. The putative class in the California actions comprises all persons or entities in California who purchased indirectly urethanes and urethane chemicals from any of the defendants at any time during various periods with the earliest commencing on January 1, 1990. By agreement, plantiffs in the California actions will file a consolidated amended complaint.
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

  One of the outstanding multi-product lawsuits was filed in Florida on May 25, 2004, as amended on January 21, 2005, and the putative class comprises all natural persons who, within Florida, 19 other states and the District of Columbia, purchased for non-commercial purposes any product containing rubber and urethane products (defined to include rubber chemicals, EPDM, nitrile rubber and urethanes and urethane chemicals) manufactured or sold by any of the defendants, and which were the subject of price-fixing by any of the defendants or any co-conspirator, at any time from January 1, 1994 through December 31, 2004. The complaint principally alleges that the defendants agreed to fix, raise, stabilize and maintain the price of rubber chemicals distributed or sold in Florida, 19 other states and the District of Columbia in violation of the laws of these states and the District of Columbia, and that the plaintiff and the alleged class were injured. The plaintiff seeks, among other things, damages of an unspecified amount, interest and attorneys' fees and costs. On March 16, 2005, the Company filed motions to dismiss the lawsuit, which remain pending.
  The remaining four outstanding multi-product lawsuits were filed in February 2005 in Massachusetts, California, New York and Pennsylvania, respectively, and the putative class comprises all natural persons who, within the applicable state, purchased for non-commercial purposes any product containing rubber and urethane products (defined to include EPDM, nitrile rubber, urethanes and urethane chemicals) manufactured or sold by any of the defendants, and which were the subject of price-fixing by any of the defendants or any co-conspirator, at any time from January 1, 1994 through December 31, 2004. Each of the complaints principally alleges that the defendants agreed to fix, raise, stabilize and maintain the price of rubber chemicals distributed or sold in the applicable state and throughout the United States in violation of the laws of that state, and that the plaintiff and the alleged class were injured. The plaintiff seeks, among other things, damages of an unspecified amount, interest and attorneys' fees and costs. The Company filed a motion to dismiss the Pennsylvania action in June 2005.

Canadian Antitrust Actions

Rubber Chemicals

  Two motions for authorization to commence a class action were filed in May 2004, in the Superior Court of the District of St. Francois and the Superior Court of the District of Montreal, in Quebec, Canada, against the Company, Crompton Co./Cie (with respect to the motion filed in the Superior Court of the District of St. Francois only) and other companies. The motions were filed on behalf of persons and certain entities that purchased in Quebec rubber chemicals directly or indirectly from the parties respondent during various periods commencing in July 1995. The motions principally allege that the Company conspired with other defendants to restrain unduly competition in the sale of rubber chemicals and to inflate artificially the sale price of the rubber chemicals in violation of Canada's Competition Act, and that this caused injury to purchasers who paid artificially inflated prices for such rubber chemicals. The plaintiffs in both motions seek, among other things, authorization to commence their respective class actions, recovery of the additional revenues generated by the artificial inflation of the price of rubber chemicals, attorneys' fees and costs. The plaintiff in the motion filed in the District of Montreal also seeks exemplary and punitive damages. Following a recent decision upholding the constitutionality of certain Quebec civil procedure rules governing class actions, the plaintiffs for the motion filed in the District of St. Francois have agreed to transfer the motion to the Superior Court of the District of Montreal, where the other motion is pending. This court will determine which of the two motions will be suspended or dismissed, and which motion will proceed in that court.
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
  A Statement of Claim was filed in February 2005 (but served to the Company and its subsidiaries in August 2005), in the Supreme Court of British Columbia in Canada, against the Company, its subsidiaries Crompton Canada Corporation, Crompton Co./Cie and Uniroyal, and other companies. The Statement of Claim was filed on behalf of a proposed class of persons and entities in Canada who purchased rubber chemicals manufactured by the defendants or products containing rubber chemicals during the period from at least January 1994 to December 2002. The Statement of Claim principally alleges that the Company conspired with other defendants to restrain unduly competition in the sale of rubber chemicals and to inflate artificially the sale price of rubber chemicals in violation of Canada's Competition Act, and that this caused injury to purchasers who paid artificially inflated prices for rubber chemicals. The plaintiff seeks, among other things, general and punitive damages, interest and costs on behalf of the proposed class. This case will proceed as a class action only if, when and to the extent it is certified as a class proceeding by the Supreme Court.

EPDM

  A motion for authorization to commence a class action was filed in February 2005, in the Superior Court of the District of Quebec, in Quebec, Canada, against the Company, its subsidiaries Crompton Canada Corporation, Crompton Co./Cie and Uniroyal, and other companies. The motion was filed on behalf of all residents of Quebec who purchased, used or received EPDM or who purchased products containing EPDM between January 1, 1994 and December 31, 2002. The motion principally alleges that the Company conspired with other defendants to restrain unduly competition in the sale of EPDM and to inflate artificially the sale price of EPDM in violation of Canada's Competition Act, and that this caused injury to purchasers who paid artificially inflated prices for EPDM or products containing EPDM. The plaintiffs seek, among other things, authorization to commence a class action, recovery of the additional revenues generated by the artificial inflation of the price of EPDM, exemplary and punitive damages, attorneys' fees and costs. This case is no longer suspended following a recent decision upholding the constitutionality of certain Quebec civil procedure rules governing class actions.

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
  A Statement of Claim was filed in February 2005 (but served to the Company and its subsidiaries in July 2005), in the Supreme Court of British Columbia in Canada, against the Company, its subsidiaries Crompton Canada Corporation, Crompton Co./Cie and Uniroyal, and other companies. The Statement of Claim was filed on behalf of a proposed class of persons and entities in Canada who purchased EPDM manufactured by the defendants or products containing such EPDM during the period from at least January 1994 to December 2002. The Statement of Claim principally alleges that the Company conspired with other defendants to restrain unduly competition in the sale of EPDM and to inflate artificially the sale price of EPDM in violation of Canada's Competition Act, and that this caused injury to purchasers who paid artificially inflated prices for EPDM. The plaintiff seeks, among other things, general and punitive damages, interest and costs on behalf of the proposed class. This case will proceed as a class action only if, when and to the extent it is certified as a class proceeding by the Supreme Court.

Urethanes and Urethane Chemicals

  A Statement of Claim was filed in February 2005 (but served to the Company and its subsidiaries in July 2005), in the Ontario Superior Court of Justice in London, Ontario in Canada, against the Company, its subsidiaries Crompton Canada Corporation, Crompton Co./Cie and Uniroyal, and other companies. The Statement of Claim was filed on behalf of a proposed class of persons and entities in Canada who purchased urethanes or urethane chemicals or products containing urethanes or urethane chemicals during the period from at least February 1998 to December 2002. The Statement of Claim principally alleges that the Company conspired with other defendants to restrain unduly competition in the sale of urethanes and urethane chemicals and to inflate artificially the sale price of urethanes and urethane chemicals in violation of Canada's Competition Act, and that this caused injury to purchasers who paid artificially inflated prices for urethanes and urethane chemicals. The plaintiff seeks, among other things, general and punitive damages, interest and costs on behalf of the proposed class. This case will proceed as a class action only if, when and to the extent it is certified as a class proceeding by the Ontario Court.

Federal Securities Class Action

The Company, certain of its former officers and directors (the "Crompton Individual Defendants"), and certain former directors of the Company's predecessor Witco Corp. are defendants in a consolidated class action lawsuit, filed on July 20, 2004, in the United States District Court, District of Connecticut, brought by plaintiffs on behalf of themselves and a class consisting of all purchasers or acquirers of the Company's stock between October 1998 and October 2002. The consolidated amended complaint principally alleges that the Company and the Crompton Individual Defendants caused the Company to issue false and misleading statements that violated the federal securities laws by reporting inflated financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy. The putative class includes former Witco Corp. shareholders who acquired their securities in the Crompton-Witco merger pursuant to a registration statement that allegedly contained misstated financial results. The complaint asserts claims against the Company and the Crompton Individual Defendants under Section 11 of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. Plaintiffs also assert claims for control person liability under Section 15 of the Securities Act of 1933 and Section 20 of the Securities Exchange Act of 1934 against the Crompton Individual Defendants. The complaint also asserts claims for breach of fiduciary duty against certain former directors of Witco Corp. for actions they allegedly took as Witco Corp. directors in connection with the Crompton-Witco merger. The plaintiffs seek, among other things, unspecified damages, interest, and attorneys' fees and costs. The Company and the Crompton Individual Defendants filed a motion to dismiss on September 17, 2004, which is now fully briefed and pending. The former directors of Witco Corp. filed a motion to dismiss in February 2005, which is pending. On July 22, 2005, the court granted a motion by the Company and the Crompton Individual Defendants to stay discovery in the related Connecticut shareholder derivative lawsuit (described below under "Shareholder Derivative Lawsuit"), pending resolution of the motion to dismiss by the Company and Crompton Individual Defendants.

Shareholder Derivative Lawsuit

Certain current directors and one former director and officer of the Company (the "Individual Defendants") are defendants in a shareholder derivative lawsuit filed on August 25, 2003 in Connecticut state court, nominally brought on behalf of the Company. The Company is a nominal defendant in the lawsuit. The plaintiff filed an amended complaint on November 19, 2004. The amended complaint principally alleges that the Individual Defendants breached their fiduciary duties by causing or allowing the Company to issue false and misleading financial statements by inflating financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy. The plaintiff contends that this wrongful conduct caused the Company's financial results to be inflated, cost the Company its credibility in the marketplace and market share, and has and will continue to cost the Company millions of dollars in investigative and legal fees. The plaintiff seeks, among other things, compensatory and punitive damages against the director defendants in unspecified amounts, prejudgment interest, and attorneys' fees and costs. The Company filed a motion to strike all counts of the complaint on January 12, 2005 for failure to allege adequately that a pre-lawsuit demand on the Company's Board of Directors by the plaintiff would have been futile and was thus excused. Discovery in this lawsuit has been stayed by the United States District Court, District of Connecticut, pending resolution of the motion to dismiss filed by Company's and the Crompton Individual Defendants in the related consolidated securities class action lawsuit described above under "Federal Securities Class Action."

Other

The Company is routinely subject to other civil claims, litigation and arbitration, and regulatory investigations, arising in the ordinary course of its present business as well as in respect of its divested businesses. Some of these claims and litigations relate to product liability claims, including claims related to the Company's current products, and asbestos-related claims concerning premises and historic products of its corporate affiliates and predecessors. The Company believes that it has strong defenses to these claims. These claims have not had a material impact on the Company to date and the Company believes the likelihood that a future material adverse outcome will result from these claims is remote. However, the Company cannot be certain that an adverse outcome of one or more of these claims would not have a material adverse effect on its business or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

    A Special Meeting of Stockholders was held on July 1, 2005.
    The meeting did not involve the election of directors.
    A brief description of each matter voted upon at the Special Meeting of Stockholders and the results of the voting are as follows:

1.          To consider and vote on the issuance of shares of Crompton Corporation common stock contemplated to be issued by the Agreement and Plan of Merger, dated as of March 8, 2005, by and among Crompton Corporation, Copernicus Merger Corporation and Great Lakes Chemical Corporation:

For 89,078,028	Against 619,263	Abstain 318,678

2.          To consider and vote on the approval of an amendment to the Crompton Corporation certificate of incorporation, subject to the consummation of the merger, that will change Crompton Corporation's name to Chemtura Corporation:

For 88,958,318	Against 827,792	Abstain 229,859

There are no broker non-votes in connection with the above-described proposals.

ITEM 6. Exhibits

The following documents are filed as part of this report:

Number	Description
3.1(i)(a)

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant dated July 1, 2005 (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on July 1, 2005 ("July 1, 2005 8-K").

3.1(i)(b)

Amended and Restated Certificate of Incorporation of the Registrant dated September 1, 1999 (incorporated by reference to Exhibit 3(i)(a) to the Registrant's Form 10-K for the fiscal year ended December 31, 1999).

3.1(i)(c)

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant dated April 27, 2000 (incorporated by reference to Exhibit 3(i)(b) to the Registrant's Form 10-K for the fiscal year ended December 31, 2001).

3.1(i)(d)

Certificate of Change of Location of Registered Office and of Registered Agent dated May 18, 2000 (incorporated by reference to Exhibit 3(i)(c) to the Registrant's Form 10-K for the fiscal year ended December 31, 2001).

10.1

Supplemental Indenture dated as of May 31, 2005, by and between Crompton Corporation (n/k/a Chemtura Corporation) and Wells Fargo Bank, National Association, as Trustee, relating to Crompton Corporation Senior Floating Rate Notes due 2010 (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on June 1, 2005 ("June 1, 2005 8-K")).

10.2

Supplemental Indenture dated as of May 31, 2005, by and between Crompton Corporation and Wells Fargo Bank, National Association, as Trustee, relating to Crompton Corporation 9 7/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.2 to the Registrant's June 1, 2005 Form 8-K).

10.3

Credit Agreement, dated as of July 1, 2005, among the Registrant, the Lenders listed herein, Citibank, N.A., as Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Registrant's July 1, 2005 8-K).

10.4

Second Supplemental Indenture, dated as of July 1, 2005, to the Indenture dated as of August 16, 2004, among the Registrant, Great Lakes Chemical Corporation and certain of its subsidiaries and Wells Fargo Bank, National Association, as trustee (9 7/8% Senior Notes due 2012) (incorporated by reference to Exhibit 10.2 to the Registrant's July 1, 2005 8-K).

10.5

Second Supplemental Indenture, dated as of July 1, 2005, to the Indenture dated as of August 16, 2004, among the Registrant, Great Lakes Chemical Corporation and certain of its subsidiaries and Wells Fargo Bank, National Association, as trustee (Senior Floating Rate Notes due 2010) (incorporated by reference to Exhibit 10.3 to the Registrant's July 1, 2005 8-K).

10.6

Fourth Supplemental Indenture, dated as of January 1, 2005, to the Indenture dated as of February 1, 1993, among the Registrant, the guarantors signatory thereto, Manufacturers and Traders Trust Company, as trustee, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.4 to the Registrant's July 1, 2005 8-K).

10.7

Supplemental Indenture, dated as of July 1, 2005, to the Indenture dated as of July 16, 1999, among Great Lakes Chemical Corporation, the Registrant, the guarantors signatory thereto and J.P. Morgan Trust Company, National Association, as trustee (incorporated by reference to Exhibit 10.5 to the Registrant's July 1, 2005 8-K).

15	Accountants' Acknowledgement (filed herewith).
31.1	Certification of Periodic Report by Chemtura Corporation's Chief Executive Officer (Section 302) (filed herewith).
31.2	Certification of Periodic Report by Chemtura Corporation's Chief Financial Officer (Section 302) (filed herewith).
32.1	Certification of Periodic Report by Chemtura Corporation's Chief Executive Officer (Section 906) (filed herewith).
32.2	Certification of Periodic Report by Chemtura Corporation's Chief Financial Officer (Section 906) (filed herewith).

CHEMTURA CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMTURA CORPORATION

       (Registrant)
Date: August 9, 2005	/s/ Michael F. Vagnini
Name: Michael F. Vagnini Title: Senior Vice President and Controller (Principal Accounting Officer)

Date: August 9, 2005	/s/ Barry J. Shainman
Name: Barry J. Shainman Title: Vice President and Secretary