Form 10-Q
period 2005-09-30
Chemtura CORP
filed 2005-11-10
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

(Commission File Number) 1-15339

CHEMTURA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	52-2183153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

199 Benson Road, Middlebury, Connecticut	06749
(Address of principal executive offices)	(Zip Code)

(203) 573-2000
(Registrant’s telephone number, including area code)

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

☒ Yes  ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes  ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

The number of shares of common stock outstanding as of the latest practicable date, is as follows:

Class	Outstanding at September 30, 2005
Common Stock - $.01 par value	239,896,848

CHEMTURA CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2005

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements and Accompanying Notes

CHEMTURA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

Third quarter and nine months ended September 30, 2005 and 2004

(In thousands of dollars, except per share data)

	Third quarter ended		Nine months ended
	2005	2004	2005	2004

Net sales	$918,416	$574,025	$2,110,475	$1,710,945

Cost of products sold	702,748	432,019	1,546,324	1,311,224
Selling, general and administrative	100,526	67,987	220,404	205,979
Depreciation and amortization	46,244	29,251	104,107	87,157
Research and development	15,582	12,178	36,565	36,224
Equity income	(602)	(145)	(776)	(9,838)
Facility closures, severance and related costs	220	40,070	24,295	45,759
Antitrust costs	6,716	8,426	13,220	16,829
Merger costs	19,378	—	28,064	—
In-process research and development	75,400	—	75,400	—

Operating profit (loss)	(47,796)	(15,761)	62,872	17,611
Interest expense	29,171	20,579	77,886	55,666
Loss on early extinguishment of debt	10,859	20,063	10,859	20,063
Other (income) expense, net	3,867	7,226	14,701	(82,337)

Earnings (loss) from continuing operations before income taxes	(91,693)	(63,629)	(40,574)	24,219
Income tax expense (benefit)	28,592	(18,774)	51,308	9,153
Earnings (loss) from continuing operations	(120,285)	(44,855)	(91,882)	15,066
Earnings (loss) from discontinued operations	(25)	2,003	2,631	4,119
Gain (loss) on sale of discontinued operations	1,388	2,142	(26,234)	2,142
Net earnings (loss)	$(118,922)	$(40,710)	$(115,485)	$21,327

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$(0.51)	$(0.39)	$(0.58)	$0.13
Earnings from discontinued operations	—	0.02	0.02	0.04
Earnings (loss) on sale of discontinued operations	0.01	0.02	(0.17)	0.02
Net earnings (loss)	$(0.50)	$(0.35)	$(0.73)	$0.19

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$(0.51)	$(0.39)	$(0.58)	$0.13
Earnings from discontinued operations	—	0.02	0.02	0.04
Earnings (loss) on sale of discontinued operations	0.01	0.02	(0.17)	0.02
Net earnings (loss)	$(0.50)	$(0.35)	$(0.73)	$0.19

Dividends per common share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to condensed consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
September 30, 2005 and December 31, 2004
(In thousands of dollars)

	September 30,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$252,264	$158,700
Accounts receivable	489,687	242,435
Inventories	659,028	383,635
Other current assets	292,795	165,554
Assets held for sale	—	97,252
Total current assets	1,693,774	1,047,576

NON-CURRENT ASSETS
Property, plant and equipment	1,234,261	694,925
Cost in excess of acquired net assets	1,136,830	407,975
Other assets	947,381	528,233

	$5,012,246	$2,678,709

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term borrowings	$23,015	$4,294
Accounts payable	277,309	228,458
Accrued expenses	406,763	338,709
Income taxes payable	146,917	107,686
Other current liabilities	—	23,555
Liabilities held for sale	—	6,467
Total current liabilities	854,004	709,169

NON-CURRENT LIABILITIES
Long-term debt	1,327,708	862,251
Pension and post-retirement health care liabilities	598,780	566,759
Other liabilities	310,763	211,550

STOCKHOLDERS’ EQUITY
Common stock	2,513	1,192
Additional paid-in capital	2,949,524	1,032,282
Accumulated deficit	(787,160)	(647,678)
Accumulated other comprehensive loss	(77,044)	(22,372)
Treasury stock, at cost	(166,842)	(34,444)
Total stockholders’ equity	1,920,991	328,980

	$5,012,246	$2,678,709

See accompanying notes to condensed consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30, 2005 and 2004
(In thousands of dollars)

Increase (decrease) in cash	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(115,485)	$21,327
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operations:
(Gain) loss on sale of discontinued operations	26,234	(2,142)
Gain on sale of Gustafson joint venture	—	(90,938)
Loss on early extinguishment of debt	10,859	20,063
Depreciation and amortization	106,887	93,056
Equity income	(776)	(9,838)
In-process research and development	75,400	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	112,878	(7,162)
Accounts receivable - securitization	(58,158)	1,859
Inventories	45,195	(9,911)
Accounts payable	(95,699)	(28,724)
Deposit for civil antitrust settlement	(40,315)	—
Pension and post-retirement health care liabilities	(47,750)	(16,683)
Other	(46,862)	35,450
Net cash (used in) provided by operations	(27,592)	6,357

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	92,002	142,270
Acquisitions, net of cash acquired	53,045	—
Capital expenditures	(58,303)	(43,983)
Other investing activities	(56)	281
Net cash provided by investing activities	86,688	98,568

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) domestic credit facilities	122,000	(140,006)
Proceeds from long-term borrowings	9,000	597,499
Payments on long-term borrowings	(132,241)	(57,000)
Payments on short-term borrowings	(413)	(350,441)
Premium paid on early extinguishment of debt	(3,323)	(19,044)
Payments for debt issuance costs	(2,478)	(22,106)
Dividends paid	(23,997)	(17,192)
Proceeds from exercise of stock options	74,752	4
Other financing activities	(297)	1,272
Net cash provided by (used in) financing activities	43,003	(7,014)

CASH
Effect of exchange rates on cash	(8,535)	(191)
Change in cash	93,564	97,720
Cash at beginning of period	158,700	39,213
Cash at end of period	$252,264	$136,933

SUPPLEMENTAL SCHEDULE:
Fair value of non-cash assets acquired in acquisition	$2,768,012	$—
Cash acquired in acquisition	125,747	—
In-process research and development	75,400	—
Issuance of common stock in acquisition, net of registration costs	(1,852,624)	—
Treasury stock acquired	166,842	—
Liabilities assumed in acquisition	$1,283,377	$—

See accompanying notes to condensed consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

On July 1, 2005, Crompton Corporation (the Company) and Great Lakes Chemical Corporation (Great Lakes) combined their businesses by merging a wholly-owned subsidiary of Crompton with and into Great Lakes.  Under the terms of the merger agreement, Great Lakes shareholders received 2.2232 shares of the Company’s common stock for each share of Great Lakes common stock and Great Lakes became a wholly-owned subsidiary of Crompton.  The Company also changed its name to Chemtura Corporation.

The condensed consolidated financial statements included herein reflect the financial position, results of operations and cash flows of Chemtura Corporation including Great Lakes’ results of operations commencing on July 1, 2005.  The purchase price allocation for a number of significant accounts, including property, plant and equipment, other intangibles, deferred taxes, pre-merger contingencies and cost in excess of acquired net assets was preliminary at September 30, 2005 and has not been finalized because the Company has not completed the accumulation and review of the Great Lakes information related to these matters.

ACCOUNTING POLICIES

Presentation of Condensed Consolidated Financial Statements

The information in the foregoing condensed consolidated financial statements for the third quarter and nine months ended September 30, 2005 and September 30, 2004 is unaudited, but reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature, except as otherwise disclosed in the accompanying notes to the condensed consolidated financial statements.  The foregoing condensed consolidated financial statements include the accounts of Chemtura Corporation and its wholly-owned and majority-owned subsidiaries that it controls, which are collectively referred to as “the Company.”  Other affiliates in which the Company has a 20% to 50% ownership interest or a non-controlling majority interest are accounted for in accordance with the equity method.

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

Certain financial information and footnote disclosures included in the annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2004 Annual Report on Form 10-K.  The consolidated results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results expected for the full year.

Operating Costs and Expenses

Cost of products sold includes costs incurred in manufacturing products, including raw materials, direct manufacturing costs and manufacturing overhead.  Cost of products sold also includes warehousing, distribution, engineering (other than polymer processing equipment design engineering), purchasing, customer service and environmental, health and safety functions, and shipping costs for outbound product shipments.  Selling, general and administrative expenses (SG&A) include costs and expenses related to the following functions and activities: selling, advertising, polymer processing equipment design engineering, information technology, legal, provision for doubtful accounts, corporate facilities and corporate administration.  SG&A also includes accounting, finance and human resources, excluding direct support in manufacturing operations, which is included as cost of products sold.  Research and development expenses (R&D) include basic and applied research and development activities of a technical and non-routine nature.  R&D costs are expensed as incurred.  Cost of products sold, SG&A and R&D expenses exclude depreciation and amortization expenses, which are presented on a separate line in the condensed consolidated statements of operations.

Included in cost of products sold are shipping costs of $32.4 million and $16.5 million for the third quarters ended September 30, 2005 and September 30, 2004, respectively, and $63.5 million and $ 50.6 million for the nine months ended September 30, 2005 and September 30, 2004, respectively.  The increase in 2005 is primarily due to the inclusion of Great Lakes.

Also included in cost of products sold for the third quarter and nine months ended September 30, 2005 is $37.1 million related to the fair value impact of purchase accounting on inventory resulting from the merger with Great Lakes.

Other

Included in the Company’s condensed consolidated balance sheets in cash and cash equivalents at September 30, 2005 and December 31, 2004 is approximately $6 million and $20 million, respectively, of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.

Accounts receivable are net of allowances for doubtful accounts of $29 million at September 30, 2005 and $22.3 million at December 31, 2004.

Accumulated depreciation amounted to $839.5 million at September 30, 2005 and $835.6 million at December 31, 2004.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year condensed consolidated statement of operations, specifically the reclassification of shipping costs from SG&A to cost of products sold to provide comparability to other entities in the Company’s business sector.

STOCK-BASED COMPENSATION

As permitted under Financial Accounting Standards Board (FASB) Statements No. 123, “Accounting for Stock-Based Compensation” and No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company elected to continue its historical method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, compensation expense for fixed plans is recognized based on the difference between the exercise price and the stock price on the date of grant. Since the Company’s fixed plan awards have been granted with an exercise price equal to the stock price on the date of grant, no compensation expense has been recognized in the consolidated statements of operations for these awards.  However, compensation expense has been recognized for the restricted stock awards under the Company’s long-term incentive programs in accordance with the provisions of APB 25, which would be unchanged under FASB Statements No. 123 and No. 148.  In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment”, which replaces FASB Statement No. 123 and supersedes APB 25.   FASB Statement No. 123 (revised 2004) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value, beginning with the first interim period after June 15, 2005.   On April 14, 2005, the Securities and Exchange Commission announced that the effective date of Statement No. 123 (revised 2004) would be suspended until the beginning of the first fiscal year beginning after June 15, 2005.  The Company is in the process of evaluating the alternative methods permitted under FASB Statement No. 123 (revised 2004) and the resulting impact of such methods on its consolidated earnings (loss).

The following table illustrates the effect on net earnings (loss) and related per share amounts as if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to all stock-based employee compensation awards.

	Third quarter ended		Nine months ended
(In thousands, except per share data)	2005	2004	2005	2004

Net earnings (loss), as reported	$(118,922)	$(40,710)	$(115,485)	$21,327
Stock-based employee compensation expense included in net earnings (loss), net of tax	246	928	1,931	1,992
Total stock-based employee compensation determined under fair value based accounting method for all awards, net of tax	(1,306)	(1,685)	(5,320)	(4,663)
Pro forma net earnings (loss)	$(119,982)	$(41,467)	$(118,874)	$18,656

Basic and diluted earnings (loss) per share:
Basic and diluted - as reported	$(0.50)	$(0.35)	$(0.73)	$0.19
Basic and diluted - pro forma	$(0.51)	$(0.36)	$(0.75)	$0.16

FACILITY CLOSURES, SEVERANCE AND RELATED COSTS

As a result of the merger with Great Lakes on July 1, 2005, the Company assumed certain reserves relating to repositioning plans initiated by Great Lakes in 2003.  These reserves relate primarily to costs associated with the closure of four sites, a strategic realignment of a facility and other organizational changes.   Additionally, a charge was recorded during the third quarter of 2005 for additional headcount reductions at a former Great Lakes location.  A reconciliation of the reserve balance from July 1, 2005 is as follows:

(In thousands)	Severance and Related Costs

Balance at July 1, 2005	$4,409
2005 charge	869
Cash payments	(962)
Non-cash utilization	(49)
Balance at September 30, 2005	$4,267

During the first quarter of 2004, the Company appointed a new President and CEO, and the former Chairman, President and CEO, Senior Vice President and CFO, and certain other executives elected to retire.  As a result of this reorganization, the Company completed the separation agreements for the former Chairman, President and CEO, Senior Vice President and CFO, and other executives and recorded a pre-tax charge of $2.8 million for severance and related costs in 2004.  During the first nine months of 2005, the Company recorded an additional charge of $0.8 million.  Payments and non-cash activity related to this charge were $1.1 million during 2004 and $1.0 million during the first nine months of 2005.  The remaining reserve balance at September 30, 2005 was $1.4 million.

In 2004, the Company completed an activity-based restructuring initiative, including a voluntary severance program, intended to structure the Company’s operations in a more efficient and cost-effective manner.  As a result of the voluntary program, 137 U.S. based employees voluntarily elected to terminate their employment.  In addition, the Company is in the process of involuntarily terminating approximately 530 worldwide employees as a result of the activity-based restructuring initiative, of which approximately 485 have been terminated as of September 30, 2005.  During 2004, the Company recorded pre-tax charges of $54 million for facility closures, severance and related costs.  The Company recorded additional charges during the first nine months of 2005 of $24.4 million, of which approximately $19.5 million relates to unrecoverable future lease costs and asset write-offs related to the closure of the Company’s former research and development facility in Tarrytown, NY.  The related reserve activity is as follows:

(In thousands)	Severance and Related Costs (a)	Asset Write-offs (b)	Other Facility Closure Costs (c)	Total

2004 charge:
Continuing operations	$50,556	$138	$3,030	$53,724
Discontinued operations	306	—	—	306
Cash payments	(9,061)	—	(1,439)	(10,500)
Non-cash utilization	(1,748)	(138)	—	(1,886)
Balance at December 31, 2004	40,053	—	1,591	41,644
2005 charge	2,967	3,970	17,423	24,360
Cash payments	(29,501)	—	(2,980)	(32,481)
Non-cash utilization	161	(3,970)	—	(3,809)
Balance at September 30, 2005	$13,680	$—	$16,034	$29,714

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

During the fourth quarter of 2004, the Enenco joint venture, in which the Company owned a 50 percent interest, closed its manufacturing facility in Memphis, TN.  As a result of the closure, the Company recorded a pre-tax charge of $4.6 million to facility closures, severance and related costs, which included $2.3 million related to the write-off of the Company’s investment in its affiliate, $1.8 million for environmental decommissioning and demolition costs and $0.5 million for other closure related costs.   During the first quarter of 2005, the Company assumed the remaining 50 percent interest from its joint venture partner and as a result has accounted for Enenco as a wholly-owned subsidiary of the Company.  This transaction resulted in a pre-tax credit to facility closures, severance and related costs during the first nine months of 2005 of $1.9 million due to recoveries from the joint venture partner of $1.2 million, adjustments to third party accruals of $0.5 million and adjustments to decommissioning and demolition reserves of $0.2 million.

In July 2003, the Company announced a cost reduction program to eliminate, at a minimum, overhead expenses previously absorbed by the OrganoSilicones business.  The related reserve activity is as follows:

(In thousands)	Severance and Related Costs	Other Facility Closure Costs	Total

Balance at December 31, 2003	$9,726	$605	$10,331
2004 charge	558	7	565
Cash payments	(8,596)	(529)	(9,125)
Balance at December 31, 2004	1,688	83	1,771
2005 reserve adjustment	14	—	14
Cash payments	(743)	(55)	(798)
Balance at September 30, 2005	$959	$28	$987

As a result of the cost reduction initiative that began in 2001 and the relocation of the Company’s headquarters from Greenwich, CT to Middlebury, CT that began in 2002, the Company recorded pre-tax charges for facility closures, severance and related costs.  The related reserve activity is summarized as follows:

(In thousands)	Severance and Related Costs (d)	Asset Write-offs and Impairments (e)	Other Facility Closure Costs (f)	Total

Balance at December 31, 2003	$8,392	$—	$4,075	$12,467
2004 charge	(1,492)	559	14	(919)
Cash payments	(5,474)	—	(2,537)	(8,011)
Non-cash utilization	(370)	(559)	—	(929)
Balance at December 31, 2004	1,056	—	1,552	2,608
2005 charge	(13)	—	166	153
Cash payments	(736)	—	(525)	(1,261)
Balance at September 30, 2005	$307	$—	$1,193	$1,500

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

The reserves for facility closures, severance and related costs are included in accrued expenses on the condensed consolidated balance sheets, except for the long-term portion of the unrecoverable future lease costs related to the Tarrytown facility, which are included in other liabilities.

DISCONTINUED OPERATIONS

Refined Products

On June 24, 2005, the Company sold certain assets and assigned certain liabilities of its Refined Products business to Sun Capital Partners Group, Inc. (Sun) for $80 million.   The consideration that the Company received was subject to adjustment based on the change in certain transferred assets and liabilities of the Refined Products business through the closing date and

for retained accounts receivable and accounts payable, which resulted in a reduction to the proceeds received by $30.3 million.   The Company also pre-paid approximately $6.8 million of the manufacturing costs for certain petroleum additives products that will be manufactured for the Company by Sun.   The transaction resulted in a loss of $28.2 million (net of an income tax benefit of $14.6 million).

The agreement provided for the sale of assets and assignment of liabilities with carrying amounts as follows:

(In thousands)	June 24, 2005	December 31, 2004

Inventory	$40,928	$44,298
Other current assets	1,066	1,716
Property, plant and equipment, net	42,540	39,604
Other assets	11,573	11,634
Total assets held for sale	$96,107	$97,252

Accounts payable	$4,331	$3,015
Accrued expenses	3,800	3,452
Total liabilities held for sale	$8,131	$6,467

The revenues, operating profit and pre-tax earnings from discontinued operations for all periods presented are as follows:

	Third quarter ended		Nine months ended
(In thousands)	2005	2004	2005	2004

Net sales	$—	$65,372	$136,419	$199,539

Pre-tax earnings from discontinued operations	$(36)	$3,258	$3,977	$6,641
Income tax expense	(11)	1,255	1,346	2,522
Earnings from discontinued operations	$(25)	$2,003	$2,631	$4,119

OrganoSilicones

On July 31, 2003, the Company sold certain assets and assigned certain liabilities of its OrganoSilicones business unit to the

Specialty Materials division of General Electric Company (GE) and acquired GE’s Specialty Chemicals business.  As a result of the transaction, the Company will receive quarterly earn-out proceeds through September 2006 based on the combined performance of GE’s existing Silicones business and the OrganoSilicones business that GE acquired from the Company.  The total of such earn-out proceeds will be a minimum of $105 million and a maximum of $250 million.   The Company received a total of $45.9 million and $31.3 million of earn-out proceeds during the nine months ended September 30, 2005 and September 30, 2004, respectively.  Of the $45.9 million of earn-out proceeds received during the nine months ended September 30, 2005,  $19.7 million represented earn-out proceeds in excess of the quarterly minimum payments for such period attributable to the performance of the combined business in the fourth quarter of 2004 and the first and second quarters of 2005.   The additional earn-out proceeds received to date have not been recognized in earnings as the recognition of this additional gain is contingent upon the continued favorable future performance of GE’s Silicones business through September 2006.  The cumulative total earn-out proceeds received to date are $95 million, of which $25 million represent additional proceeds in excess of the minimum.  The cumulative total earn-out proceeds received as of December 31, 2004 were $49.1 million, of which $5.3 million represent additional proceeds in excess of the minimum.  The balance of additional proceeds received in excess of the minimum as of September 30, 2005 and December 31, 2004, respectively, has been included in accrued expenses and other liabilities, respectively, in the condensed consolidated balance sheets.

Additionally, during the third quarter of 2005, the Company recorded a gain of $2.0 million (net of income taxes of $3.9 million, which includes a $1.6 million prior period tax adjustment) relating to the settlement of certain contingencies pertaining to the transaction with GE.

MERGER

On March 9, 2005, the Company and Great Lakes announced the signing of a definitive merger agreement for an all-stock merger transaction (the Merger). The transaction closed on July 1, 2005, creating the fourth largest publicly traded specialty chemicals company in the United States. In accordance with the terms of the agreement, Great Lakes shareholders received 2.2232 shares of the Company’s common stock for each share of Great Lakes common stock resulting in the issuance of approximately 116.1 million shares, which is net of  11.5 million treasury shares, of the Company’s common stock with a fair value of approximately $1.85 billion, based on a fair value per common share of $14.52, which represents the average of the closing prices on March 9, 2005, the date the terms of the agreement were agreed to and announced, and the two days before and after that date.  The Company has also exchanged the stock of options of Great Lakes for 8.1 million of fully vested stock options of the Company.  As a result of the Merger, the Company obtained a 100% equity interest in Great Lakes.

The acquired assets and assumed liabilities have been recorded at their fair value and the excess cost of the acquired net assets over their fair value has been recorded as goodwill. The total preliminary purchase price has been allocated to the acquired net tangible and intangible assets and assumed liabilities based upon preliminary valuations and estimates of fair value. The valuations and estimates utilized to determine the preliminary purchase price allocation are subject to change. The purchase price allocation for a number of significant accounts, including property, plant and equipment, other intangibles, deferred taxes, pre-merger contingencies and cost in excess of acquired net assets was preliminary at September 30, 2005 and has not been finalized because the Company has not completed the accumulation and review of the Great Lakes information related to these matters.  The Company is also in the process of evaluating the deductibility of the goodwill acquired in the Merger.

The preliminary purchase price at July 1, 2005 has been allocated as follows:

(In thousands)
Cash and cash equivalents	$125,747
Accounts receivable	350,156
Inventories	375,441
Other current assets	120,261
Property, plant and equipment	621,922
Cost in excess of acquired net assets	774,050
Other intangible assets	483,600
Other assets	42,582
Short-term borrowings	(29,816)
Accounts payable	(170,120)
Accrued expenses	(256,086)
Income taxes payable	(19,309)
Long-term debt	(454,475)
Pension and post-retirement health care benefits	(100,200)
Other liabilities	(253,371)
Treasury stock	166,842
In-process research and development	75,400
Total preliminary purchase price	$1,852,624

The following pro forma unaudited results of operations for the third quarter and nine months ended September 30, 2005 and September 30, 2004 give effect to the Merger as if the Merger had been consummated as of the beginning of each respective period. The pro forma unaudited results of operations combine the historical results of operations of the Company and Great Lakes with the following adjustments:

(1)          Pension — represents a reduction in pension expense, principally due to the elimination of the impact of amortization of historical gains and losses from Great Lakes’ historical net periodic benefit cost.

(2)          Interest — represents the impact on interest expense of amortization of the fair value adjustment to Great Lakes’ long-term debt.

(3)          Purchase Accounting Depreciation — represents the impact on depreciation expense of the fair value adjustment and change in the remaining useful lives of Great Lakes’ property, plant and equipment.

(4)          Amortization — represents the impact on amortization expense of the fair value adjustment and change in remaining useful life of Great Lakes’ intangible assets.

(5)          Inventory Accounting — represents the impact of conforming Great Lakes inventory variance capitalization policy to a consistently applied method utilized by the Company.

(6)          Merger Costs — represents the reversal of merger costs incurred by Great Lakes in connection with the merger.

(7)          In-Process Research and Development Costs — represents the reversal of the write-off of in-process research and development.  This amount is excluded from the 2004 results because it is both non-recurring and directly related to the Merger.

(8)          Purchase Accounting Inventory Fair Value — represents the reversal of the purchase accounting inventory fair value impact to cost of products sold.  This amount is excluded from the 2004 results because it is both non-recurring and directly related to the Merger.

In-process research and development has no future alternate use and has been written off to operations during the third quarter of 2005.

The pro forma unaudited results of operations do not give effect to certain synergies and cost savings expected to result from the Merger.  The results of valuations of the assets and liabilities of Great Lakes, including property, plant and equipment, intangible assets and in-process research and development costs, have been estimated and are subject to further revision during the allocation period.  The pro forma unaudited results of operations do not purport to be indicative of what the actual results of operations would have been had the Merger been completed on the dates assumed or the results of operations that may be achieved in the future.

The pro forma unaudited results of operations for the third quarter and nine months ended September 30, 2005 and 2004 are as follows:

	Third quarter ended		Nine months ended
(In thousands, except per share data)	2005	2004	2005	2004

Net sales	$918,416	$965,860	$3,022,309	$2,903,859

Net earnings (loss) from continuing operations	$(17,556)	$(39,448)	$49,557	$41,913

Net earnings (loss)	$(16,193)	$19,148	$22,732	$90,615

Basic and diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	$(0.07)	$(0.17)	$0.21	$0.18

Net earnings (loss)	$(0.07)	$0.08	$0.10	$0.40

Weighted average shares outstanding — basic	237,152	228,232	234,587	227,838

Weighted average shares outstanding - diluted	237,152	228,232	238,656	228,340

The pro forma adjustments included in Net earnings (loss) from continuing operations and in Net earnings (loss) above are summarized as follows:

	Third quarter ended		Nine months ended
(In thousands)	2005	2004	2005	2004

Reduction in pension expense	$—	$1,327	$1,950	$3,981
Reduction in interest expense	—	1,805	4,404	5,415
Purchase accounting depreciation	—	3,287	6,575	9,861
Amortization	—	(2,903)	(6,013)	(8,882)
Inventory accounting	—	7,261	(903)	1,748
Reversal of merger costs	—	—	138,429	—
Reversal of in-process research and development costs	75,400	—	75,400	—
Reversal of purchase accounting inventory fair value impact	37,100	—	37,100	—
Pro forma adjustments - gross	$112,500	$10,777	$256,942	$12,123

Pro forma adjustments - net of tax	$102,729	$6,574	$216,968	$7,396

As a result of the Merger, the Company assumed Great Lakes reserves primarily related to change in control provisions in employment contracts that were triggered as a result of the Merger.  A reconciliation of this reserve balance from July 1, 2005 is as follows:

(In thousands)	Severance and Related Costs (a)	Other Merger Related Costs (b)	Total

Great Lakes liability assumed at July 1, 2005	$42,410	$27,345	$69,755
2005 costs included in purchase price	1,647	17,273	18,920
Cash payments	(28,997)	(43,705)	(72,702)
Balance at September 30, 2005	$15,060	$913	$15,973

(a)          Includes severance relating to former Great Lakes personnel only, including severance recorded for employees identified as redundancies subsequent to the date of the Merger. Additional redundancies may be identified over the next several quarters, which will be reflected as an adjustment to the purchase price.

(b)         Includes primarily investment banking fees, legal fees and audit fees directly related to the closing of the merger transaction incurred by the Company.

As a result of the merger, the Company recorded charges for costs directly related to the merger as a component of operating profit (loss).  The related reserve activity is summarized as follows:

(In thousands)	Severance and Related Costs (c)	Merger Integration Costs (d)	Total

2005 merger costs	$6,911	$21,153	$28,064
Cash payments	(2,009)	(10,337)	(12,346)
Non-cash charges	(389)	—	(389)
Balance at September 30, 2005	$4,513	$10,816	$15,329

(c)          Includes severance relating to former Crompton personnel only.

(d)    Includes primarily consulting costs related to the integration of Crompton and Great Lakes.

DIVESTITURES

On March 31, 2005, the Company entered into an agreement with Hamilton Robinson LLC, a private equity firm, to form a joint venture (Davis-Standard LLC), which would combine the Company’s Polymer Processing Equipment business and Hamilton Robinson’s Black Clawson Converting Machinery Company.   The transaction closed on April 29, 2005 and resulted in the Company acquiring a 61.24% non-controlling interest in Davis-Standard LLC.  In accordance with EITF 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, the Company is not consolidating the financial statements of Davis-Standard LLC because the holder of the minority interest of Davis-Standard LLC effectively exercises control over the operations of the business through its majority voting rights.  As of the closing date, the accounts of the Polymer Processing Equipment business were deconsolidated.  The Company deconsolidated $132.6 million of assets and $59.5 million of liabilities as of such date.  The associated investment was recorded in other assets with no significant gain or loss recognized on the transaction.  The Company is subsequently accounting for its investment in Davis-Standard LLC under the equity method and accordingly, is recording its proportionate share of the joint venture’s results of operations in other (income) expense, net in the condensed consolidated statements of operations.

On March 22, 2004, the Company entered into an agreement with Bayer CropScience LP in the U.S. and Bayer CropScience Inc. in Canada to sell its 50 percent interest in the Gustafson seed treatment joint venture for $128.9 million.  The transaction closed on March 31, 2004 and resulted in a pre-tax gain of $90.9 million in the first quarter of 2004.  As a result of finalizing the licensing consent and related supply agreement relating to the transaction, the Company recorded an additional pre-tax gain of $2 million during the fourth quarter of 2004.

ACCOUNTS RECEIVABLE PROGRAMS

The Company has an accounts receivable securitization program to sell up to $125 million of domestic receivables to agent banks.  Accounts receivable sold under this program were $106.6 million and $95 million as of September 30, 2005 and December 31, 2004, respectively.  In addition, the Company’s European subsidiaries have a separate program to sell up to approximately $124 million of their eligible accounts receivable to agent banks as of September 30, 2005.  International accounts receivable sold under this program were $25.1 million and $94.9 million as of September 30, 2005 and December 31, 2004, respectively.  The total costs associated with these programs of $8 million and $6.9 million for the nine months ended September 30, 2005 and  2004, respectively, are included in other (income) expense, net in the condensed consolidated statements of operations.  The Company is currently in the process of amending or renegotiating the existing agreements to include the former Great Lakes subsidiaries.

Under the domestic program, certain subsidiaries of the Company sell their accounts receivable to a special purpose entity (SPE) that has been created as a separate legal entity for the purpose of acquiring such receivables and selling an undivided interest therein to agent banks. In accordance with the domestic sale agreement, the agent banks purchase an undivided ownership interest in the accounts receivable owned by the SPE. The amount of such undivided ownership interest will vary based on the level of eligible accounts receivable as defined in the agreement. In addition, the agent banks retain a security interest in all of the receivables owned by the SPE, which was $52.5 million and $66.3 million as of September 30, 2005 and December 31, 2004, respectively. The balance of the unsold receivables owned by the SPE is included in the Company’s accounts receivable balance on the condensed consolidated balance sheets. Under the international program, certain foreign subsidiaries of the Company sell eligible accounts receivable directly to an agent bank. During the period, the Company had an obligation to service the accounts receivable sold under its domestic and international programs.  The Company has treated the transfer of receivables under its domestic and international receivable programs as a sale of accounts receivable.

INVENTORIES

Components of inventories are as follows:

	September 30,	December 31,
(In thousands)	2005	2004
Finished goods	$471,613	$271,142
Work in process	32,590	31,883
Raw materials and supplies	154,825	80,610
	$659,028	$383,635

During the first nine months of 2005, inventory increased by $275.4 million primarily due to the merger with Great Lakes, partially offset by the contribution of inventory from the Polymer Processing Equipment segment to the Davis-Standard LLC joint venture.

GOODWILL AND INTANGIBLE ASSETS

The Company’s intangible assets (excluding goodwill) are included in other assets on the condensed consolidated balance sheet and comprise the following:

	September 30, 2005		December 31, 2004
(In thousands)	Gross Cost	Accumulated Amortization	Gross Cost	Accumulated Amortization
Patents	$169,906	$(29,684)	$69,358	$(23,937)
Trademarks	294,076	(37,254)	82,516	(35,608)
Customer relationships	145,243	(8,791)	23,143	(5,193)
Other	92,437	(27,455)	42,994	(25,479)
	$701,662	$(103,184)	$218,011	$(90,217)

As a result of the merger with Great Lakes on July 1, 2005, the Company recorded $483.6 million of intangible assets consisting of the following: $96.5 million for patents with estimated useful lives ranging from 15 to 30 years (weighted average of 23 years), $213.5 million for trademarks with an estimated useful life of 35 years, $122.1 million for customer relationships with an estimated useful life of 35 years and miscellaneous other intangibles for $51.5 million with estimated useful lives ranging from 6 to 18 years (weighted average of 10 years).

During the first nine months of 2005, the Company also capitalized fees associated with the registration and renewal of patents and trademarks of $6.6 million, which was offset by unfavorable foreign currency translation of $3.2 million, the contribution of intangibles of $2.2 million from the Polymer Processing Equipment segment to the Davis-Standard LLC joint venture and retirements of $1.2 million of intangibles.

Amortization expense from continuing operations related to intangible assets (excluding goodwill) amounted to $8.5 million and $4.2 million for the third quarter ended September 30, 2005 and 2004, respectively, and $16.4 million and $12.6 million for the nine months ended September 30, 2005 and, 2004, respectively.  Estimated amortization expense as of September 30, 2005 for the next five fiscal years is as follows: $25.6 million (2005), $31.3 million (2006), $31.3 million (2007), $30.8 million (2008) and $28.7 million (2009).

Goodwill by reportable segment is as follows:

			Davis
			Standard
	December 31,	Great Lakes	Joint	Goodwill	Reallocation/	September 30,
(In thousands)	2004	Merger	Venture	Reversal	Translation	2005

Plastic Additives	$232,512	$94,047	$—	$(4,579)	$(12,706)	$309,274
Polymers	52,547	—	—	(918)	91	51,720
Specialty Additives	30,557	8,592	—	(792)	10,494	48,851
Crop Protection	56,149	97,608	—	—	(215)	153,542
Consumer Products	—	507,545	—	—	(360)	507,185
Polymer Processing Equipment	36,210	—	(36,210)	—	—	—
Other	—	66,258		—	—	66,258
	$407,975	$774,050	$(36,210)	$(6,289)	$(2,696)	$1,136,830

During the first nine months of 2005, goodwill increased by $728.9 million due to the allocation of the purchase price from the merger with Great Lakes of $774.1 million, partially offset by a $36.2 million decrease due to the formation of the Davis-Standard LLC joint venture, the reversal of $6.3 million of goodwill associated with the 1999 acquisition of Witco Corporation and unfavorable foreign currency translation of $2.7 million.  The $6.3 million adjustment to goodwill related to the reversal of certain income tax liabilities as a result of a change in management’s best estimate.

The purchase price allocation for a number of significant accounts, including property, plant and equipment, other intangibles, deferred taxes, pre-merger contingencies and cost in excess of acquired net assets was preliminary at September 30, 2005 and has not been finalized because the Company has not completed the accumulation and review of the Great Lakes information related to these matters.

Also, as a result of realigning the reportable segments, an adjustment was made to reallocate $10.9 million in goodwill from the Plastic Additives segment to the Specialty Additives segment.

The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” as of July 31, 2005, or sooner, if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value.  During the third quarter, the Company completed its goodwill impairment procedures and concluded that no goodwill impairment existed as of July 31, 2005.

INDEBTEDNESS

At June 30, 2005, the Company had a $220 million five-year domestic credit facility available through August 2009, consisting of a $120 million revolving credit facility and a $100 million pre-funded letter of credit facility.  On July 1, 2005, concurrent with the consummation of the Merger, the Company replaced its existing $220 million domestic credit facility with a $600 million five-year domestic credit facility available through July 2010, which includes a $300 million letter of credit facility.  Borrowings under the new domestic credit facility bear interest at the EURIBO Rate (as defined in the credit agreement governing the new domestic credit facility) plus a margin ranging from 0% to 1.6%.  A facility fee is payable on unused commitments at a rate ranging from 0.125% to 0.4%.  Borrowings under the new domestic credit facility amounted to $143 million at September 30, 2005.

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

On July 1, 2005, in connection with the Merger, the Company assumed the debt of Great Lakes with an estimated fair value of $484 million.  This included $400 million of 7% notes due July 15, 2009.  Also in connection with the Merger, the Company was required to repay the outstanding balance on the former Great Lakes revolving credit agreement of $21 million and $9 million of Great Lakes Industrial Development Bonds.  On September 30, 2005, the Company reissued $9 million of Industrial Development Bonds and supplied security on the bonds in the form of a letter of credit.

On September 6, 2005, the Company retired its outstanding $110 million aggregate principal amount of 7.75% bonds due in 2023.

As a result of the retirement of the $110 million 7.75% bonds and the replacement of the $220 million domestic credit facility with the new $600 million domestic credit facility, the Company recorded a loss on early extinguishment of debt of $10.9 million.  The loss included premiums to redeem the 7.75% bonds of $3.3 million, the write-off of $2 million of debt issuance costs related to the 7.75% bonds and the write-off of $5.5 million of debt issuance costs related to the $220 million domestic credit facility.

INCOME TAXES

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.”  FSP No. 109-2 provides guidance for reporting and disclosing certain foreign earnings that are repatriated, as defined by the American Jobs Creation Act of 2004 (the “Act”), which was signed into law on October 22, 2004.  The Act allows the Company to deduct 85% of certain qualifying foreign earnings available for repatriation to the United States during 2004 and 2005.  The Act was supplemented with additional guidance issued during May 2005, which clarified the manner in which repatriated earnings will be taxed.   The range of possible amounts that the Company could repatriate under the Act is between $134.2 million and $732 million.  During the third quarter of 2005, the Company repatriated $97.1 million of foreign earnings and concluded that another $37.1 million will be repatriated during the fourth quarter.  The Company continues to evaluate additional repatriations, but has not yet concluded on any additional amount. This analysis will be completed by December 31, 2005. The third quarter 2005 income tax provision includes $19.3 million of additional income tax expense attributable to the $134.2 million of earnings elected to be repatriated during the period.

The Company reported income tax expense from continuing operations for the first nine months of 2005 of $51.3 million.  The income tax benefit associated with the year-to-date loss from continuing operations was offset by a number of discrete items during the nine-month period.  These one-time items include the non-recognition of a tax benefit of $29.2 million associated with non-deductible in process research and development write-offs, a charge of $19.3 million attributable to the Company’s election to repatriate foreign earnings under the Act, and a $16.5 million charge for deferred tax asset valuation reserves related to certain federal and state income tax credits, state net operating losses, and other deferred tax assets.

The effective income tax rate from continuing operations for the first nine months of 2004 was 37.8%, including an additional income tax expense of $1.5 million related to adjustments resulting from the September 2004 filing of the Company’s 2003 U.S. income tax return.

COMMON STOCK

The Company is authorized to issue 500 million shares of $0.01 par value common stock.  There were 251,387,339 and 119,152,254 common shares issued at September 30, 2005 and December 31, 2004, respectively, of which 11,490,491 and 3,498,043 shares were held as treasury stock at September 30, 2005 and December 31, 2004, respectively.

On July 1, 2005, in connection with the Merger, the Company issued 127,624,964 common shares and acquired 11,490,491  shares of the Company’s stock owned by a former Great Lakes subsidiary, which are accounted for by the Company as treasury shares.

In addition, the Company issued 4,610,121 common shares and 3,498,043 treasury shares during the nine months ended September 30, 2005, and 275,770 treasury shares during the nine months ended September 30, 2004, primarily pursuant to its compensation programs and long-term incentive plans.

EARNINGS (LOSS) PER COMMON SHARE

The computation of basic earnings (loss) per common share is based on the weighted average number of common shares outstanding.  The computation of diluted earnings (loss) per common share is based on the weighted average number of common and common equivalent shares outstanding.  The computation of diluted earnings per common share equals the basic earnings per common share for the third quarter ended September 30, 2005, the third quarter ended September 30, 2004 and the nine months ended September 30, 2005 since the common stock equivalents were antidilutive.  Common stock equivalents amounted to 5,175,137 for the third quarter ended September 30, 2005, 42,539 for the third quarter ended September 30, 2004 and 3,704,889 for the nine months ended September 30, 2005.

The following is a reconciliation of the shares used in the computations:

	Third quarter ended		Nine months ended
(In thousands)	2005	2004	2005	2004
Weighted average common shares outstanding	237,152	114,719	157,668	114,607
Effect of dilutive stock options and other equivalents	—	—	—	184
Weighted average common shares adjusted for dilution	237,152	114,719	157,668	114,791

COMPREHENSIVE INCOME (LOSS)

An analysis of the Company’s comprehensive income (loss) follows:

	Third quarter ended		Nine months ended
(In thousands)	2005	2004	2005	2004
Net earnings (loss)	$(118,922)	$(40,710)	$(115,485)	$21,327
Other comprehensive income (loss):
Foreign currency translation adjustments	6,499	23,339	(70,618)	(8,181)
Minimum pension liability adjustments	—	—	5,090	1,190
Change in fair value of derivatives	8,371	2,434	10,435	6,902
Other	—	2,777	421	2,799
Comprehensive income (loss)	$(104,052)	$(12,160)	$(170,157)	$24,037

The components of accumulated other comprehensive loss at September 30, 2005 and December 31, 2004 are as follows:

	September 30,	December 31,	Change for nine months ended September 30,
(In thousands)	2005	2004	2005
Foreign currency translation adjustment	$53,733	$124,351	$(70,618)
Minimum pension liability adjustment	(143,934)	(149,024)	5,090
Fair value of derivatives	13,204	2,769	10,435
Other	(47)	(468)	421
Accumulated other comprehensive loss	$(77,044)	$(22,372)	$(54,672)

Reclassifications from other comprehensive income (loss) to earnings related to the Company’s natural gas price swap contracts during the nine months ended September 30, 2005 and September 30, 2004 aggregated $1.2 million (pre-tax) and $1.7 million (pre-tax), respectively.

PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of net periodic benefit cost (credit) for the third quarter ended September 30, 2005 and September  30, 2004 are as follows:

	Qualified Domestic Defined Benefit Plans		International and Non-Qualified Defined Benefit Plans		Post-Retirement Health Care Plans
	Third quarter ended		Third quarter ended		Third quarter ended
(In thousands)	2005	2004	2005	2004	2005	2004
Service cost	$3,303	$(230)	$2,183	$1,904	$330	$296
Interest cost	12,231	9,706	4,998	3,850	3,217	3,110
Expected return on plan assets	(15,132)	(12,726)	(3,467)	(1,870)	(595)	(612)
Amortization of unrecognized transition obligation	—	(2)	31	39	—	—
Amortization of prior service cost	2	19	105	150	162	(694)
Amortization of net (gain) loss	2,155	1,225	462	470	70	(153)
Curtailment gain	—	—	(800)	(1,479)	—	—
Settlement loss	—	—	361	3,258	—	—
Net periodic benefit cost (credit)	$2,559	$(2,008)	$3,873	$6,322	$3,184	$1,947

The following table represents the allocation of net periodic benefit cost (credit) for the third quarter ended September 30, 2005 and September 30, 2004, which reflects the Refined Products business as a discontinued operation:

	Qualified Domestic Defined Benefit Plans		International and Non-Qualified Defined Benefit Plans		Post-Retirement Health Care Plans
	Nine months ended		Nine months ended		Nine months ended
(In thousands)	2005	2004	2005	2004	2005	2004
Continuing operations	$2,559	$(2,008)	$3,873	$5,462	$3,184	$1,947
Discontinued operations	—	—	—	860	—	—
Net periodic benefit cost (credit)	$2,559	$(2,008)	$3,873	$6,322	$3,184	$1,947

Components of net periodic benefit cost (credit) for the nine months ended September 30, 2005 and September 30, 2004 are as follows:

	Qualified Domestic Defined Benefit Plans		International and Non-Qualified Defined Benefit Plans		Post-Retirement Health Care Plans
	Nine months ended		Nine months ended		Nine months ended
(In thousands)	2005	2004	2005	2004	2005	2004
Service cost	$6,444	$4,092	$5,357	$5,649	$990	$887
Interest cost	31,330	29,206	11,946	11,513	9,652	9,330
Expected return on plan assets	(39,052)	(38,734)	(7,284)	(5,610)	(1,786)	(1,836)
Amortization of unrecognized transition obligation	(2)	(6)	94	118	—	—
Amortization of prior service cost	23	47	(9)	452	487	(2,081)
Amortization of net (gain) loss	6,516	4,003	1,598	1,376	208	(459)
Curtailment (gain) loss	—	—	(19,616)	4,410	—	—
Settlement loss	—	—	5,586	3,258	—	—
Net periodic benefit cost (credit)	$5,259	$(1,392)	$(2,328)	$21,166	$9,551	$5,841

The following table represents the allocation of net periodic benefit cost (credit) for the nine months ended September 30, 2005 and September 30, 2004, which reflects the Refined Products business as a discontinued operation:

	Qualified Domestic Defined Benefit Plans		International and Non-Qualified Defined Benefit Plans		Post-Retirement Health Care Plans
	Nine months ended		Nine months ended		Nine months ended
(In thousands)	2005	2004	2005	2004	2005	2004
Continuing operations	$5,259	$(1,392)	$11,339	$18,588	$9,551	$5,841
Discontinued operations	—	—	(13,667)	2,578	—	—
Net periodic benefit cost (credit)	$5,259	$(1,392)	$(2,328)	$21,166	$9,551	$5,841

The Company made lump sum payments under the provisions of its supplemental executive retirement programs of approximately $9.8 million during 2005.  As a result of the 2005 payments, a settlement loss of approximately $1.7 million was recorded.   During the first quarter of 2004, the Company recorded a curtailment loss of $5.9 million, which was primarily the result of the Company’s former Chairman, President and CEO, Senior Vice President and CFO, and certain other executives electing to retire.

The Company contributed $31.5 million to its domestic qualified pension plans in 2005, of which approximately $29.1 million represents a discretionary contribution.   The Company’s funding assumptions for its domestic pension plans assume no significant change with regards to demographics, legislation, plan provisions, or actuarial assumptions or methods to determine the estimated funding requirements.   The Pension Funding Equity Act of 2004 was signed into law on April 10, 2004 and will provide the Company a two-year temporary replacement of the benchmark interest rate for determining funding liabilities and will establish temporary alternative minimum funding requirements for certain under-funded pension plans.  The Company expects to contribute $9.6 million to its international plans in 2005, of which $3.6 million has been contributed as of September 30, 2005.

As a result of the sale of the Refined Products Business unit during the second quarter of 2005, the Company recorded a curtailment gain of $18.7 million, partially offset by a settlement loss of $3.9 million relating to the Company’s defined benefit plans in The Netherlands. The net gain of $14.8 million is included as a component of the loss on sale of discontinued operations.

As a result of the Merger, the Company has assumed various Great Lakes noncontributory and contributory defined benefit retirement plans covering certain of its U.S. and non-U.S. employees, which have been included above.  Retirement benefits are based upon years of service and the employee’s compensation levels during the service period.   Additionally, the Company contributed $2.6 million to a former Great Lakes international pension plan during the third quarter of 2005.

Effective December 31, 2005, benefit accruals under the Company’s qualified domestic defined benefit pension plans will cease. Beginning in January 2006, the employees covered under these plans will receive additional benefits under the Company's defined contribution plan.  The Company is in the process of evaluating the impact of this change.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s activities expose its earnings, cash flows and financial position to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and energy prices.  The Company maintains a risk-management strategy that uses derivative instruments as needed to mitigate risk against foreign currency movements and to manage interest rate and energy price volatility.  In accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” FASB Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and FASB Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities,” the Company recognizes in earnings any changes in the fair value of all derivatives designated as fair value hedging instruments that are highly effective and recognizes in accumulated other comprehensive loss (AOCL) any changes in the fair value of all derivatives designated as cash flow hedging instruments that are highly effective.  The Company does not enter into derivative instruments for trading or speculative purposes.

The Company uses price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases.  These contracts are designated as hedges of a portion of the Company’s forecasted natural gas purchases. The Company’s hedge contracts cover a gradually decreasing percentage of its purchase requirements over a rolling two-year period.  These contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based.  The differential paid or received as natural gas prices change is recognized as an adjustment to inventory.

The Company uses interest rate swap contracts as fair value hedges to convert $200 million of the $400 million 7% fixed rate debt to variable rate debt.  Each interest rate swap contract is designated with the principal balance and the term of the specific debt obligation.  These contracts involve the exchange of interest payments over the life of the contract without the exchange of the notional amount upon which the payments are based.  The differential to be paid or received as interest rates change is recognized as an adjustment to interest expense.  The fair value of the interest rate swap contracts was an asset of $0.7 million at September 30, 2005.

The following table summarizes the unrealized (gains) losses, net of tax, related to cash flow hedges for the third quarter and nine months ended September 30, 2005 and 2004.

	Third quarter ended		Nine months ended
(In thousands)	2005	2004	2005	2004
Cash flow hedges (in AOCL):
Balance at beginning of period	$(4,833)	$(4,468)	$(2,769)	$—
Price swap contracts	(8,371)	(2,434)	(10,435)	(6,902)
Balance at end of period	$(13,204)	$(6,902)	$(13,204)	$(6,902)

ASSET RETIREMENT OBLIGATIONS

The Company applies the provisions of FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” which requires companies to record a liability for asset retirement obligations in the period in which a legal obligation is created.  Such liabilities are recorded at fair value, with an offsetting increase to the carrying value of the related long-lived assets.  In future periods, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset.  Companies are also required to adjust the liability for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate.  Upon retirement of the long-lived asset, the Company either settles the obligation for its recorded amount or incurs a gain or loss.  The Company’s asset retirement obligations are primarily the result of the legal obligation to remove leasehold improvements upon termination of leases or plant closures at several of its facilities.  The measurement of such obligations are recorded at fair value, which the Company estimates by discounting projected cash flows using its credit-adjusted risk-free rate applicable at that time.   The Company has also assumed the asset retirement obligations of Great Lakes, which includes legal obligations to close brine supply and disposal wells and waste disposal wells at the end of the assets’ useful lives.  The depreciation and accretion expenses recorded for the third quarter and nine months ended September 30, 2005 and September 30, 2004 were not significant.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (FIN 47).  FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.   FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  Retrospective application for interim financial information is permitted but is not required.  The Company is in the process of determining the impact, if any, of FIN 47 on its consolidated earnings and financial position.

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

The Company and certain of its subsidiaries are subjects of, and continue to cooperate in, coordinated criminal and civil investigations being conducted by the U.S. Department of Justice (the “DOJ”), the Canadian Competition Bureau and the EC (collectively, the “Governmental Authorities”) with respect to possible antitrust violations relating to the sale and marketing of certain other products, including ethylene propylene diene monomer (EPDM); heat stabilizers, including tin-based stabilizers and precursors, mixed metal stabilizers and epoxidized soybean oil (ESBO); nitrile rubber; and, in the case of the DOJ and the Canadian Competition Bureau, urethanes and urethane chemicals.  The EC has notified the Company that it has closed its investigation with respect to urethanes and urethane chemicals.  The Company and its subsidiaries that are subject to the investigations have received from each of the Governmental Authorities verbal or written assurances of conditional amnesty from prosecution and fines.

On January 11, 2005, the Company and plaintiff class representatives entered into a global settlement agreement (the “Global Settlement Agreement”) that was intended to resolve, with respect to the Company, three consolidated federal direct purchaser class action lawsuits filed against the Company, its subsidiary Uniroyal Chemical Company, Inc. (now known as Crompton Manufacturing) and other companies, principally alleging that the defendants conspired to fix, raise, maintain or stabilize prices for EPDM, nitrile rubber and rubber chemicals, as applicable, sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities.  Under the global settlement, the Company agreed to pay a total of $97.0 million, consisting of $62.0 million with respect to rubber chemicals, $30.0 million with respect to EPDM and $5.0 million with respect to nitrile rubber, in exchange for the final dismissal with prejudice of the foregoing three lawsuits as to the Company and a complete release of all claims against the Company set forth in the lawsuits.  In accordance with its rights under the Global Settlement Agreement, during the third quarter of 2005, the Company terminated those parts of the settlement covering rubber chemicals and EPDM following the exercise of opt out rights by certain potential members of the applicable classes.  The consolidated direct purchaser class action lawsuits relating to rubber chemicals and EPDM are continuing to proceed in their respective federal district courts.  The Company is also negotiating settlements directly with a number of the larger potential claimants in those actions.  The Company did not adjust the reserves previously established with respect to claims by direct purchasers of rubber chemicals and EPDM, which represents management’s best estimate of the liability at this time.  The nitrile rubber portion of the Global Settlement Agreement has been approved by the applicable federal court.

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

During the third quarter of 2005, the Company and plaintiffs entered into a settlement agreement (the “EPDM Settlement Agreement”) that is intended to resolve, with respect to the Company and its defendant subsidiaries, the three previously disclosed lawsuits filed in Canada principally alleging that the Company conspired with other defendants to restrain unduly competition in the sale of EPDM and to inflate artificially the sale price of EPDM in violation of Canada’s Competition Act, and that this caused injury to purchasers who paid artificially inflated prices for EPDM or products containing EPDM.  Under the EPDM Settlement Agreement, the Company will pay CDN$4.5 million (approximately U.S.$3.9 million) to the qualified class claimants in Canada in exchange for the final dismissal with prejudice of the lawsuit as to, and a complete release of all claims against, the Company and its subsidiary defendants.  The EPDM Settlement Agreement, which will be subject to court approval and notice to class members, provides the option for potential class members to opt out of the class and the recovery by the Company of a portion of the settlement funds with respect to potential members of the classes who choose to opt out of the settlement.  The Company and certain of its subsidiaries, together with other companies, remain or have become defendants in certain lawsuits filed in Canada principally alleging that the Company conspired with other defendants to restrain unduly competition in the sale of rubber chemicals or urethanes and urethane chemicals, as applicable, and to inflate artificially the sale price of the rubber chemicals or urethanes and urethane chemicals, as applicable, in violation of Canada’s Competition Act.

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

Except for those actions indicated as being subject to a settlement agreement, including the direct purchaser actions with respect to rubber chemicals and EPDM that were the subject of the Global Settlement Agreement, or previously dismissed by the applicable court, the civil actions described above are in early procedural stages of litigation and, accordingly, the Company cannot predict their outcome. The Company will seek cost-effective resolutions to the various pending and threatened legal proceedings and governmental investigations regarding the Company’s operations.  Except for direct purchaser claims with respect to rubber chemicals and EPDM, which were subject to the Global Settlement Agreement,  the Company has not recorded a charge for potential liabilities and expenses in connection with the coordinated civil investigation by the EC or with the civil claims, because it is not yet able to reasonably estimate a reserve for such potential costs. The resolution of the coordinated civil investigation by the EC and any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company’s financial condition, results of operations and prospects.

The Company’s antitrust costs increased from $3.3 million (pre-tax) during the immediately prior fiscal quarter ended June 30, 2005 to $6.7 million (pre-tax) for the fiscal quarter ended September 30, 2005.  The antitrust costs for the third quarter of 2005 consist of the $3.9 million settlement amount under the EPDM Settlement Agreement and the remainder for legal fees and costs associated with antitrust investigations and related civil lawsuits. The Company expects to continue to incur substantial costs until all antitrust investigations are concluded and civil claims are resolved.

The Company believes that the antitrust investigations and related lawsuits have not had a significant impact on the businesses subject to the investigations or any of the other businesses of the Company. The Company has not identified any impact that the investigations and lawsuits have had on sales prices or volume.

CONTINGENCIES

Environmental Matters

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts.  For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. The total amount accrued for such environmental liabilities at September 30, 2005 was $143.2  million.  The Company estimates the potential currently determinable environmental liability to range from $129  million to $157 million at September 30, 2005.  The Company’s reserves include estimates for determinable clean-up costs.  At a number of these sites, including the former Great Lakes sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and other equitable factors that are available with respect to these matters and believes that the likelihood of a material adverse effect resulting from the currently indeterminable clean-up costs is remote. However, the final cost of clean-up at these sites could exceed the Company’s present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations and cash flows. It is reasonably possible that the Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

The Company and some of its subsidiaries have been identified by federal, state or local governmental agencies and by other potentially responsible parties (a “PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States.  Because these regulations have been construed to authorize joint and several liability, the EPA could seek to recover all costs involving a waste disposal site from any one of the PRP’s for such site, including the Company, despite the involvement of other PRP’s.  In many cases, the Company is one of several hundred PRP’s so identified.  In a few instances, the Company is one of only a handful of PRP’s, and at one site, the Company is the only PRP performing investigation and remediation.  Where other financially responsible PRP’s are involved, the Company expects that any ultimate liability resulting from such matters will be apportioned between the Company and such other parties.  In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.

Vertac Litigation—As previously disclosed in Chemtura’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Uniroyal Chemical Company, Inc., (a wholly owned subsidiary of Chemtura) and its Canadian subsidiary, Uniroyal Chemical Co./Cie were joined with others as defendants in consolidated civil actions brought in the United States District Court, Eastern District of Arkansas, Western Division (the “Court”) by the United States of America, the State of Arkansas and Hercules Incorporated (“Hercules”), relating to a Vertac Chemical Corporation site in Jacksonville, Arkansas. Uniroyal Chemical Company, Inc. was subsequently dismissed from the action.

On March 30, 2005, the Court entered a memorandum opinion and order finding no basis for Hercules’ claim of divisibility of harm for the damages arising from the remediation for which Hercules and Uniroyal Chemical Company Co./Cie had previously been found jointly and severally liable. The Court also rejected challenges to the constitutionality of CERCLA and its application in this case. Further, in March 2005, the Court affirmed its earlier findings regarding allocation. The net result of the memorandum opinion and order is the allocation of liability upon Uniroyal Chemical Company Co./Cie of 2.6 percent of the damages imposed jointly and severally upon Uniroyal Chemical Company Co./Cie and Hercules. This finding returns the parties to the positions held following the Court’s February 3, 2002, order, which resulted in liability upon Uniroyal Chemical Company Co./Cie to the United States for approximately $2.9 million and liability to Hercules for contribution for approximately $0.7 million.  Hercules and Uniroyal Chemical Company Co./Cie have appealed the findings of the Court regarding the constitutionality of CERCLA, and Hercules has appealed the divisibility findings and the allocation finding. The appeal to the Eighth Circuit Court of Appeals can be expected to take up to eighteen months before judgment. Assuming the Eighth Circuit Court of Appeals affirms all issues, Uniroyal Chemical Company Co./Cie may elect to petition for certiorari before the United States Supreme Court on the issue of its liability as an “arranger” under the CERCLA statutory scheme.

Petrolia - In April 2004, the Company and other owners of property near our former Petrolia, Pennsylvania facility were named as defendants in a toxic tort class action lawsuit alleging contamination in and around the named areas that gave rise to certain property damage and personal injuries.  The plaintiffs also seek clean-up by the defendants of the alleged contamination.  On October 18, 2005, the Court issued its Memorandum Opinion and Order denying the plaintiffs’ motion for class certification.

Legal Proceedings From Great Lakes

Conyers - The Company and certain of its officers and employees have been named as defendants in five state class action lawsuits filed in three counties in Georgia pertaining to the fire at the Company’s Conyers, Georgia warehouse on May 25, 2004, including the Davis case in Rockdale County, the Burtts and Hill cases in Fulton County and the Chapman and Brown cases in Gwinnett County. These suits seek recovery for economic and non-economic damages allegedly suffered as a result of the fire. The Company intends to vigorously defend against these lawsuits. The Company established a claims settlement process within one day of the fire to resolve all legitimate economic and personal injury claims raised by residents and businesses in Rockdale County, Georgia. While attorneys for certain plaintiffs attempted to stop this process, the Rockdale Superior Court ordered that the claims process continue in the interests of the citizens of that county. At the time of the fire, the Company maintained, and continues to maintain, property and general liability insurance. The Company believes that its general liability policies will adequately cover any third party claims and legal and processing fees in excess of the amounts that were recorded through September 30, 2005.

On March 29, 2005, the plaintiffs filed a federal alleged class action lawsuit in the United States District Court for the Northern District of Georgia, also referred to as the Martin case, seeking recovery of damages allegedly caused by the May 2004 fire. In addition, the Martin plaintiffs seek a declaratory judgment to void, as a matter of law, all settlements executed to date. The Company has filed a motion to dismiss the Martin case on jurisdictional grounds.   The plaintiffs in the state class action lawsuits described above each filed motions to voluntarily dismiss their respective cases in order to include their claims with the Martin federal court action.  The applicable state courts have granted the plaintiffs’ motions to dismiss the Burtts and Hill cases.  The motions to voluntarily dismiss the Chapman and Brown cases remain pending and are subject to opposition by the Company.  The Company has successfully opposed the dismissal of the Davis case and the plaintiffs’ appeal of that outcome was rejected by the Georgia Supreme Court.  The plaintiffs in the Davis case have subsequently filed an additional motion to voluntarily dismiss the case, and the Company has opposed this motion.  This additional motion to dismiss the Davis case remains pending.

Albemarle Corporation - In May 2002, Albemarle Corporation filed two complaints against the Company in the United States District Court for the Middle District of Louisiana, one alleging that the Company infringed three process patents held by Albemarle Corporation relating to bromine vacuum tower technology, and the other alleging that the Company infringed or contributed to or induced the infringement of a patent relating to the use of decabromodiphenyl ethane as a flame retardant in thermoplastics. On a motion by the Company and over Albemarle’s objection, the cases were consolidated. In addition, the Company filed a counterclaim with the District Court in the flame retardant cases, alleging, among other things, that the Albemarle patent is invalid or was obtained as a result of inequitable conduct from the United States Patent and Trademark Office. In March 2004, Albemarle amended its consolidated complaint to add additional counts of patent infringement and trade secret violations. The Company believes that the allegations of Albemarle in the consolidated complaint, as well as the allegations in the additional counts, are without basis factually or legally, and intends to defend the case vigorously.  On October 25, 2005, Albemarle filed a complaint against Chemtura Corporation and Great Lakes Chemical Corporation in the United States District Court for the Middle District of Louisiana alleging that Chemtura and Great Lakes infringe a recently granted U.S. patent held by Albemarle relating to a decabromodiphenyl ethane “wet cake” intermediate product.  The Company believes that the allegations of the complaint are without basis, factually or legally, and intends to defend the case vigorously.

OSCA - Great Lakes previously held interests in a company named OSCA, Inc., which interests were divested to BJ Services Company in May 2002. OSCA is a party to certain pending litigation regarding a blowout of a well in the Gulf of Mexico operated by Newfield Exploration Company. In the lawsuit, the plaintiffs claimed that OSCA and the other defendants breached their contracts to perform work-over operations on the well and were negligent in performing those operations. Pursuant to an indemnification agreement between Great Lakes and BJ Services entered into at the time of the sale of OSCA, Great Lakes agreed to pay BJ Services a certain percentage of any uninsured cash damages in excess of an amount paid by OSCA upon settlement or final determination of this pending litigation. In April 2002, a jury found OSCA and the other defendants responsible for those claims and determined OSCA’s share of the damages. In connection with the lawsuit, the Company asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident. Following a related trial on these insurance coverage claims, the court issued its final judgments on the underlying liability claims and the insurance coverage claims, entering judgment against OSCA for a net amount of approximately $13.3 million plus interest and finding that such amount was only partially covered by insurance. As of September 30, 2005, the Company had a $9.6 million reserve recorded for this indemnification liability. The Company and BJ Services have appealed certain of the liability and insurance coverage decisions.

The Company intends to assert all meritorious legal defenses and other equitable factors that are available with respect to the foregoing environmental and other matters, and believes that the likelihood of a material adverse effect resulting from the currently indeterminable remedial costs or damages is remote. However, the resolution of the environmental and other matters now pending or hereafter asserted against the Company or any of its subsidiaries could require the Company to pay remedial costs or damages in excess of its present estimates and as a result could, either individually or in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Guarantees

The Company has standby letters of credit and guarantees with various financial institutions.  At September 30, 2005 and December 31, 2004, the Company had $96.5 million and $64.9 million, respectively, of outstanding letters of credit and guarantees primarily related to its environmental remediation liabilities, insurance obligations, a potential tax exposure and a customer guarantee.  For losses that the Company believes are probable and which are estimable, the Company has accrued for such amounts in its condensed consolidated balance sheets.

BUSINESS SEGMENT DATA

As a result of the Merger, the reportable segments of the Company have been realigned and prior periods have been revised to reflect the Company’s new management and reporting structure. The Plastic Additives reporting segment includes the Company’s former plastic additives business unit and the Great Lakes polymer stabilizers business unit (collectively the plastic additives operating segment) and flame retardants operating segment (excluding the agricultural, fluorine chemicals, performance fluids, industrial water treatment and optical monomer components of the Great Lakes business units).  The Polymers reporting segment includes the Company’s EPDM operating segment and the urethane additive and urethane business units (collectively the urethanes operating segment).  The Specialty Additives reporting segment includes the Company’s rubber additives and petroleum additives operating segments.  The petroleum additives business unit includes the performance fluids component of the Great Lakes flame retardants operating segment. The Crop Protection reporting segment includes the Company’s former crop protection operating segment and the agricultural component of the Great Lakes flame retardants operating segment.  The Consumer Products reporting segment includes the Great Lakes consumer operating segment.  The Other reporting segment includes the Great Lakes fluorine chemicals, industrial water treatment and optical monomers business units.

The Company evaluates a segment’s performance based on several factors, of which the primary factor is operating profit (loss).  In computing operating profit (loss) by segment, the following items have not been deducted:  (1) general corporate expense; (2) amortization; (3) unabsorbed overhead expense from discontinued operations; (4) facility closures, severance and related costs; (5) antitrust costs;  (6) merger costs; (7) the fair value impact of purchase accounting on inventory; and

(8) in-process research and development.  These items have been excluded from the Company’s presentation of segment operating profit (loss) because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance.

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis, including amortization expense.  These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses related to executives and corporate managers.  Unabsorbed overhead expense from discontinued operations represents corporate costs that were previously allocated to the Refined Products business, which has been classified as a discontinued operation beginning in the first quarter of 2005.  Facility closures, severance and related costs are costs related to the Company’s 2004 activity-based restructuring initiative, the cost reduction initiatives that began in 2001 and 2003 and the relocation of the corporate headquarters that began in 2002.  The antitrust costs are primarily for legal costs associated with antitrust investigations and related civil lawsuits.  Merger costs are non-capitalizable costs associated with the merger of the Company and Great Lakes.  The fair value impact of purchase accounting on inventory and the write-off of in-process research and development are also the direct result of the Merger.

	Third quarter ended		Nine months ended
(In thousands)	2005	2004	2005	2004
Net Sales

Plastic Additives	$374,561	$213,920	$792,830	$641,714
Polymers	121,897	114,044	391,218	351,496
Specialty Additives	133,702	116,807	420,943	341,429
Crop Protection	102,652	88,293	271,542	250,991
Consumer Products	140,294	—	140,294	—
Polymer Processing Equipment	—	40,961	48,338	125,315
Other	45,310	—	45,310	—
Total Net Sales	$918,416	$574,025	$2,110,475	$1,710,945

Operating Profit (Loss)

Plastic Additives	$25,443	$7,493	$57,528	$4,209
Polymers	24,328	15,760	75,684	45,335
Specialty Additives	19,704	3,258	76,242	15,647
Crop Protection	29,554	26,140	74,256	75,910
Consumer Products	10,508	—	10,508	—
Polymer Processing Equipment	—	357	(3,003)	101
Other	4,864	—	4,864	—
	114,401	53,008	296,079	141,202

General corporate expense, including amortization	(23,383)	(17,810)	(55,128)	(53,608)
Unabsorbed overhead expense from discontinued operations	—	(2,463)	—	(7,395)
Facility closures, severance and related costs	(220)	(40,070)	(24,295)	(45,759)
Antitrust costs	(6,716)	(8,426)	(13,220)	(16,829)
Merger costs	(19,378)	—	(28,064)	—
Purchase accounting - inventory fair value impact	(37,100)	—	(37,100)	—
In-process research and development	(75,400)	—	(75,400)	—
Total Operating Profit (Loss)	$(47,796)	$(15,761)	$62,872	$17,611

GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA

The Company’s obligations under its 9 7/8% Senior Notes due 2012 and the Senior Floating Rate Notes due 2010 (the “New Senior Notes”) are jointly and severally, fully and unconditionally guaranteed by certain wholly-owned domestic subsidiaries of the Company that guarantee the Company’s $220 million credit facility that was entered into in August 2004 (the “Guarantor Subsidiaries”).  On July 1, 2005, concurrent with the consummation of the merger, the Company replaced the existing $220 million domestic credit facility with a $600 million five-year domestic credit facility available through July 2010.  The Company’s subsidiaries that do not guarantee the New Senior Notes are referred to as the “Non-Guarantor Subsidiaries.” The Guarantor Condensed Consolidating Financial Data presented below presents the statements of operations, balance sheets and statements of cash flow data (i) for Chemtura Corporation (the “Parent Company”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Chemtura Corporation’s historical reported financial information); (ii) for the Parent Company alone (accounting for its Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) for the Guarantor Subsidiaries alone; and (iv) for the Non-Guarantor Subsidiaries alone.

Condensed Consolidating Statement of Operations

Third quarter ended September 30, 2005

(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$918,416	$(157,260)	$89,373	$530,259	$456,044

Cost of products sold	702,748	(157,260)	73,925	409,138	376,945
Selling, general and administrative	100,526	—	15,403	46,973	38,150
Depreciation and amortization	46,244	—	7,545	23,694	15,005
Research and development	15,582	—	17	9,244	6,321
Equity income	(602)	—	—	169	(771)
Facility closures, severance and related costs	220	—	(777)	195	802
Antitrust costs	6,716	—	—	6,716	—
Merger costs	19,378	—	5,300	12,281	1,797
In-process research and development	75,400	—	—	51,582	23,818

Operating profit (loss)	(47,796)	—	(12,040)	(29,733)	(6,023)

Interest expense	29,171	—	21,867	6,670	634
Loss on early extinguishment of debt	10,859	—	10,859	—	—
Other (income) expense, net	3,867	—	(2,464)	14,721	(8,390)
Equity in net loss (earnings) of subsidiaries	—	(94,378)	86,737	8,341	(700)

Earnings (loss) from continuing operations before income taxes	(91,693)	94,378	(129,039)	(59,465)	2,433
Income tax expense (benefit)	28,592	—	(8,754)	24,382	12,964

Earnings (loss) from continuing operations	(120,285)	94,378	(120,285)	(83,847)	(10,531)
Earnings (loss) from discontinued operations	(25)	—	—	—	(25)
Gain on sale of discontinued operations	1,388	—	1,903	—	(515)

Net earnings (loss)	$(118,922)	$94,378	$(118,382)	$(83,847)	$(11,071)

Condensed Consolidating Statement of Operations

Nine months ended September 30, 2005

(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$2,110,475	$(442,720)	$392,021	$1,030,182	$1,130,992

Cost of products sold	1,546,324	(442,720)	328,333	764,652	896,059
Selling, general and administrative	220,404	—	42,433	90,252	87,719
Depreciation and amortization	104,107	—	29,490	37,670	36,947
Research and development	36,565	—	1,920	17,912	16,733
Equity income	(776)	—	—	37	(813)
Facility closures, severance and related costs	24,295	—	21,240	2,656	399
Antitrust costs	13,220	—	—	13,220	—
Merger costs	28,064	—	5,330	20,937	1,797
In-process research and development	75,400	—	—	51,582	23,818

Operating profit (loss)	62,872	—	(36,725)	31,264	68,333

Interest expense	77,886	—	67,626	9,798	462
Loss on early extinguishment of debt	10,859	—	10,859	—	—
Other (income) expense, net	14,701	—	859	24,068	(10,226)
Equity in net loss (earnings) of subsidiaries	—	54,351	6,446	(45,704)	(15,093)

Earnings (loss) from continuing operations before income taxes	(40,574)	(54,351)	(122,515)	43,102	93,190
Income tax expense (benefit)	51,308	—	(30,633)	47,595	34,346

Earnings (loss) from continuing operations	(91,882)	(54,351)	(91,882)	(4,493)	58,844
Earnings (loss) from discontinued operations	2,631	—	1,454	(10)	1,187
Loss on sale of discontinued operations	(26,234)	—	(20,516)	—	(5,718)

Net earnings (loss)	$(115,485)	$(54,351)	$(110,944)	$(4,503)	$54,313

Condensed Consolidating Balance Sheet

As of September 30, 2005

(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
ASSETS

Current assets	$1,693,774	$—	$164,752	$636,755	$892,267
Intercompany receivables	—	(8,156,924)	2,802,737	1,949,562	3,404,625
Investment in subsidiaries	—	(5,465,183)	2,589,463	1,050,914	1,824,806
Property, plant and equipment	1,234,261	—	172,020	567,917	494,324
Cost in excess of acquired net assets	1,136,830	—	104,133	594,825	437,872
Other assets	947,381	—	244,132	509,549	193,700
Total assets	$5,012,246	$13,622,107	$6,077,237	$5,309,522	$7,247,594

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities	$854,005	$—	$184,140	$338,199	$331,666
Intercompany payables	—	(8,193,564)	3,628,931	1,992,468	2,572,165
Long-term debt	1,327,708	—	878,078	438,763	10,867
Other long-term liabilities	909,542	—	290,193	275,847	343,502
Total liabilities	3,091,255	(8,193,564)	4,981,342	3,045,277	3,258,200

Stockholders’ equity	1,920,991	(5,428,543)	1,095,895	2,264,245	3,989,394

Total liabilities and stockholders’ equity	$5,012,246	$(13,622,107)	$6,077,237	$5,309,522	$7,247,594

Condensed Consolidating Statement of Cash Flows

Nine months ended September 30, 2005

(In thousands)

					Non-
			Parent	Guarantor	Guarantor
Increase (decrease) to cash	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(115,485)	$(54,351)	$(110,944)	$(4,503)	$54,313
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operations:
Loss on sale of discontinued operations	26,234	—	20,516	—	5,718
Loss on early extinguishment of debt	10,859	—	10,859	—	—
Depreciation and amortization	106,887	—	31,414	37,670	37,803
Equity income	(776)	—	—	37	(813)
In-process R&D	75,400	—	—	51,582	23,818
Changes in assets and liabilities, net:	(130,711)	54,351	(90,752)	41,597	(135,907)
Net cash (used in) provided by operations	(27,592)	—	(138,907)	126,383	(15,068)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	92,002	—	73,859	—	18,143
Acquisitions, net of cash acquired	53,045	—	(12,807)	39,004	26,848
Capital expenditures	(58,303)	—	(7,702)	(32,058)	(18,543)
Other investing activities	(56)	—	(84)	28	—
Net cash provided by investing activities	86,688	—	53,266	6,974	26,448

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) domestic credit facility	122,000	—	143,000	(21,000)	—
Proceeds from long-term borrowings	9,000	—	—	9,000	—
Payments on long term borrowings	(132,241)	—	(120,000)	(12,241)	—
Payments on short-term borrowings	(413)	—	(57)	(53)	(303)
Premium paid on early extinguishment of debt	(3,323)	—	(3,323)	—	—
Payments of debt issuance costs	(2,478)	—	(2,478)	—	—
Dividends paid	(23,997)	—	(23,997)	—	—
Proceeds from exercise of stock options	74,752	—	74,752	—	—
Other financing activities	(297)	—	(622)	325	—
Net cash provided by (used in) financing activities	43,003	—	67,275	(23,969)	(303)

CASH
Effect of exchange rates on cash	(8,535)	—	—	—	(8,535)
Change in cash	93,564	—	(18,366)	109,388	2,542
Cash at beginning of period	158,700	—	22,972	1,248	134,480
Cash at end of period	$252,264	$—	$4,606	$110,636	$137,022

Condensed Consolidating Statement of Operations
Third quarter ended September 30, 2004
(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$574,025	$(136,155)	$150,544	$236,066	$323,570

Cost of products sold	432,019	(136,155)	131,546	179,348	257,280
Selling, general and administrative	67,987	—	17,376	23,814	26,797
Depreciation and amortization	29,251	—	12,485	5,543	11,223
Research and development	12,178	—	2,136	4,941	5,101
Equity income	(145)	—	(25)	(120)	—
Facility closures, severance and related costs	40,070	—	6,832	16,730	16,508
Antitrust costs	8,426	—	—	8,426

Operating profit (loss)	(15,761)	—	(19,806)	(2,616)	6,661

Interest expense	20,579	—	17,380	3,192	7
Loss on early extinguishment of debt	20,063	—	20,063	—	—
Other (income) expense, net	7,226	—	6,034	6,117	(4,925)
Equity in net loss (earnings) of subsidiaries	—	7,923	(2,650)	(5,472)	199

Earnings (loss) from continuing operations before income taxes	(63,629)	(7,923)	(60,633)	(6,453)	11,380
Income tax (benefit) expense	(18,774)	—	(15,868)	(5,402)	2,496

Earnings (loss) from continuing operations	(44,855)	(7,923)	(44,765)	(1,051)	8,884
Earnings (loss) from discontinued operations	2,003	—	1,911	(38)	130
Gain (loss) on sale of discontinued operations	2,142	—	(3,358)	—	5,500
Net earnings (loss)	$(40,710)	$(7,923)	$(46,212)	$(1,089)	$14,514

Condensed Consolidating Statement of Operations
Nine months ended September 30, 2004
(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$1,710,945	$(432,869)	$457,665	$692,003	$994,146

Cost of products sold	1,311,224	(432,869)	426,400	521,773	795,920
Selling, general and administrative	205,979	—	50,510	69,586	85,883
Depreciation and amortization	87,157	—	34,405	21,009	31,743
Research and development	36,224	—	6,357	14,568	15,299
Equity income	(9,838)	—	(76)	(7,605)	(2,157)
Facility closures, severance and related costs	45,759	—	9,991	18,957	16,811
Antitrust costs	16,829	—	—	16,829	—

Operating profit (loss)	17,611	—	(69,922)	36,886	50,647
		—
Interest expense	55,666	—	53,536	1,757	373
Loss on early extinguishment of debt	20,063	—	20,063	—	—
Other (income) expense, net	(82,337)	—	6,613	(57,132)	(31,818)
Equity in net loss (earnings) of subsidiaries	—	159,844	(107,403)	(36,896)	(15,545)

Earnings (loss) from continuing operations before income taxes	24,219	(159,844)	(42,731)	129,157	97,637
Income tax expense (benefit)	9,153	—	(58,478)	43,148	24,483

Earnings (loss) from continuing operations	15,066	(159,844)	15,747	86,009	73,154
Earnings (loss) from discontinued operations	4,119	—	3,436	(130)	813
Gain (loss) on sale of discontinued operations	2,142	—	(3,358)	—	5,500
Net earnings (loss)	$21,327	$(159,844)	$15,825	$85,879	$79,467

Condensed Consolidating Balance Sheet

As of December 31, 2004

(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
ASSETS

Current assets	$1,047,576	$—	$240,413	$153,959	$653,204
Intercompany receivables	—	(8,138,778)	3,469,703	1,246,738	3,422,337
Investment in subsidiaries	—	(3,687,987)	825,973	987,050	1,874,964
Property, plant and equipment	694,925	—	243,572	173,387	277,966
Cost in excess of acquired net assets	407,975	—	127,821	52,267	227,887
Other assets	528,233	—	313,589	175,389	39,255
Total assets	$2,678,709	$(11,826,765)	$5,221,071	$2,788,790	$6,495,613

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities	$709,169	$—	$206,716	$204,851	$297,602
Intercompany payables	—	(8,244,454)	4,381,595	1,238,000	2,624,859
Long-term debt	862,251	—	861,823	392	36
Other long-term liabilities	778,309	—	293,454	285,808	199,047
Total liabilities	2,349,729	(8,244,454)	5,743,588	1,729,051	3,121,544
Stockholders’ equity	328,980	(3,582,311)	(522,517)	1,059,739	3,374,069
Total liabilities and stockholders’ equity	$2,678,709	$(11,826,765)	$5,221,071	$2,788,790	$6,495,613

Condensed Consolidating Statement of Cash Flows

Nine months ended September 30, 2004

(In thousands)

					Non-
			Parent	Guarantor	Guarantor
Increase (decrease) to cash	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$21,327	$(159,844)	$15,825	$85,879	$79,467
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operations:
(Gain) loss on sale of discontinued operations	(2,142)		3,358		(5,500)
Gain on sale of Gustafson joint venture	(90,938)	—	—	(72,707)	(18,231)
Loss on early extinguishment of debt	20,063		20,063		—
Depreciation and amortization	93,056	—	39,028	21,009	33,019
Equity income	(9,838)	—	(76)	(7,605)	(2,157)
Changes in assets and liabilities, net	(25,171)	159,844	(64,587)	(121,608)	1,180
Net cash (used in) provided by operations	6,357	—	13,611	(95,032)	87,778

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	142,270	—	15,918	105,272	21,080
Capital expenditures	(43,983)	—	(11,547)	(14,975)	(17,461)
Other investing activities	281	—	335	—	(54)
Net cash provided by investing activities	98,568	—	4,706	90,297	3,565

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on domestic credit facility	(57,000)	—	(57,000)	—	—
Payments on short-term borrowings	(350,441)		(350,000)	—	(441)
Payments on long-term borrowings	(140,006)	—	(140,006)	—	—
Proceeds from long-term borrowings	597,499		597,499	—	—
Premium paid on early extinguishment of debt	(19,044)		(19,044)	—	—
Payments for debt issuance costs	(22,106)		(22,106)	—	—
Dividends paid	(17,192)	—	(17,192)	—	—
Other financing activities	1,276	—	411	661	204
Net cash (used in) provided by financing activities	(7,014)	—	(7,438)	661	(237)

CASH
Effect of exchange rates on cash	(191)	—	—	—	(191)
Change in cash	97,720	—	10,879	(4,074)	90,915
Cash at beginning of period	39,213	—	872	2,057	36,284
Cash at end of period	$136,933	$—	$11,751	$(2,017)	$127,199

Review Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Chemtura Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Chemtura Corporation and subsidiaries as of September 30, 2005, the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, and the related condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2005 and 2004.  These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Chemtura Corporation and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2005, except as to the Refined Products section of the “Discontinued Operations” note, which is as of May 20, 2005, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/KPMG LLP

Stamford, Connecticut

November 9, 2005

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Crompton Corporation was historically a global diversified producer of specialty chemicals (including agricultural chemicals), polymer products and polymer processing equipment.  On July 1, 2005, the Company completed a merger (the Merger) with Great Lakes Chemical Corporation (Great Lakes), creating the fourth largest publicly traded U.S. specialty chemical company. As a result of the Merger, the Company changed its name to Chemtura Corporation. The Company is a global company dedicated to delivering innovative, market-focused specialty chemical solutions and consumer products.  The Company currently has approximately 6,800 employees worldwide and sells its products in more than 100 countries.  The Company, headquartered in Middlebury, Connecticut, operates in various markets, principally automotive, transportation, construction, agriculture, packaging, lubricants, plastics for durable and non-durable goods, personal care products, industrial rubber and pool, spa and home care products.  Most of its chemical products are sold to industrial manufacturing customers for use as additives, ingredients or intermediates that add value to their end products.

The primary economic factors that influence the Company’s operations and sales are industrial production, residential and commercial construction, auto production and resin production.  In addition, the Company’s Crop Protection segment is influenced by worldwide weather, disease and pest infestation conditions. The Consumer Products segment is influenced by general economic conditions impacting consumer spending and weather conditions. The Company also monitors the Gross National Product for key foreign economies.

Other major factors affecting the Company’s financial performance include raw material and energy costs, selling prices and the impact of changes in foreign exchange rates.  In 2004, the Company focused on pricing and began to see meaningful results, with increases in selling prices exceeding raw material and energy cost increases in the third and fourth quarters of 2004 by $2.4 million and $9 million, respectively.  This favorable trend continued through the first three quarters of 2005, with selling price increases exceeding raw material and energy cost increases by $33.4 million, $41.4 million and $38.2 million, respectively.  In addition, during the third quarter of 2005, the business units of former Great Lakes also realized increases in selling prices that exceeded raw material increases by $19.1 million on a pro forma basis as compared to the 2004 Great Lakes results. The Company will continue to pursue price increases wherever possible to mitigate the impact of higher raw material and energy costs.

The Company has undertaken various cost reduction initiatives over the past several years and continues to aggressively pursue cost reductions. In 2004, the Company completed an activity-based restructuring initiative intended to structure the Company’s operations in a more efficient and cost-effective manner.  As a result of this initiative, the Company implemented restructuring actions during the second half of 2004 designed to yield annual pre-tax savings of at least $50 million.  The full extent of the savings is expected to be realized in 2005.  The Company realized approximately $6.3 million of these savings during the fourth quarter of 2004 and approximately $38.6 million additional savings in the first nine months of 2005.  In addition, as a result of the Company’s other manufacturing cost savings programs, including Six Sigma and Lean Manufacturing, the Company realized approximately an additional $22.2 million of pre-tax cost savings in the first nine months of 2005.

The Merger of the Company and Great Lakes was completed on July 1, 2005 as an all stock merger transaction. In accordance with the terms of the merger agreement, Great Lakes shareholders received 2.2232 shares of the Company’s common stock for each share of Great Lakes common stock.  The Company is in the process of analyzing synergy alternatives and the related costs arising from the Merger.  Based on current estimates, inclusive of costs incurred by Great Lakes prior to the Merger, the Company expects to incur one-time cash expenditures of $105 million.  The Company anticipates that it will have incremental one-time severance and related expenditures of approximately $15 million as a result of post-merger headcount reductions.  The Company also expects to incur one-time cash expenditures to support the integration of the two companies of approximately $35 million, including costs associated with the use of consultants and advisors, and employee relocation and retention costs.  The Company also incurred certain non-cash costs for the write-off of unamortized fees of $5.5 million relating to bank facilities that were replaced and expects to incur additional non-cash costs for the write-off of assets that will not be used in the post-merger company. The Company does not yet have precise estimates for the write-off of assets that will not be used.  Cumulative synergy savings, based on the pro forma combined operations of the Company and Great Lakes, are expected to total approximately $10 million in 2005, $100 million (cumulative) in 2006, and $150 million (cumulative) in 2007.  As of September 30, 2005, the program has resulted in approximately $7.2 million in synergy savings.  Both the annual cost savings and one-time expenditures are dependent upon the final integration plan that will be implemented by the Company.  It is possible that the actual costs and savings amounts will differ from these current estimates.  The Company will disclose any changes to its estimates once it completes its analysis.  In addition, inclusive of costs incurred by Great Lakes prior to the merger, the Company expects the merger to result in one-time expenditures of approximately $45 to 50 million relating to the closing of the transaction.  Such closing costs primarily include investment banking, legal, audit and other fees directly related to closing the transaction.

On March 31, 2005, the Company entered into an agreement with Hamilton Robinson LLC, a private equity firm, to form a joint venture (Davis-Standard LLC), which would combine the Company’s Polymer Processing Equipment business and Hamilton Robinson’s Black Clawson Converting Machinery Company.    The transaction closed on April 29, 2005 and resulted in the Company acquiring a 61.24% non-controlling interest in Davis-Standard LLC.  The Company is recording its proportionate share of the joint venture’s results of operations in other (income) expense, net in the Company’s condensed consolidated statements of operations.

On June 24, 2005, the Company sold certain assets and assigned certain liabilities of its Refined Products business to Sun Capital Partners Group, Inc. (Sun) for $80 million.   The consideration that the Company received was subject to adjustment based on the change in certain transferred assets and liabilities of the Refined Products business through the closing date and for retained accounts receivable and accounts payable, which resulted in a reduction to the proceeds received by $30.3 million.  The transaction resulted in a loss of $28.2 million (net of an income tax benefit of $14.6 million).  The resulting loss from the transaction does not reflect a pending gain of approximately $34 million from cumulative foreign currency translation.  Recognition of the gain will occur when substantially all of the assets of the foreign subsidiary involved in the transaction are liquidated. The Company expects the liquidation to occur by the end of the fourth quarter.

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

The Company’s management is working diligently to appropriately allocate the Company’s resources and execute sound strategies.  The main goals of management are to develop plans to integrate and execute the integration of the operations of Chemtura and Great Lakes; improve the Company’s business performance through determined pricing actions, operating cost reductions, global market penetration and new technology introduction; tailor the Company’s portfolio to those businesses with the greatest growth potential, the best differentiated technology and the most competitive cost and market positions; streamline its corporate structure to be as efficient and cost-effective as possible; resolve the Company’s outstanding legal matters; and reduce debt levels in the future.

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

The Company and certain of its subsidiaries are subjects of, and continue to cooperate in, coordinated criminal and civil investigations being conducted by the U.S. Department of Justice (the “DOJ”), the Canadian Competition Bureau and the EC (collectively, the “Governmental Authorities”) with respect to possible antitrust violations relating to the sale and marketing of certain other products, including ethylene propylene diene monomer (EPDM); heat stabilizers, including tin-based stabilizers and precursors, mixed metal stabilizers and epoxidized soybean oil (ESBO); nitrile rubber; and, in the case of the DOJ and the Canadian Competition Bureau, urethanes and urethane chemicals.  The EC has notified the Company that it has closed its investigation with respect to urethanes and urethane chemicals.  The Company and its subsidiaries that are subject to the investigations have received from each of the Governmental Authorities verbal or written assurances of conditional amnesty from prosecution and fines.

On January 11, 2005, the Company and plaintiff class representatives entered into a global settlement agreement (the “Global Settlement Agreement”) that was intended to resolve, with respect to the Company, three consolidated federal direct purchaser class action lawsuits filed against the Company, its subsidiary Uniroyal Chemical Company, Inc. (now known as Crompton Manufacturing) and other companies, principally alleging that the defendants conspired to fix, raise, maintain or stabilize prices for EPDM, nitrile rubber and rubber chemicals, as applicable, sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities.  Under the global settlement, the Company agreed to pay a total of $97.0 million, consisting of $62.0 million with respect to rubber chemicals, $30.0 million with respect to EPDM and $5.0 million with respect to nitrile rubber, in exchange for the final dismissal with prejudice of the foregoing three lawsuits as to the Company and a complete release of all claims against the Company set forth in the lawsuits.  In accordance with its rights under the Global Settlement Agreement, during the third quarter of 2005, the Company terminated those parts of the settlement covering rubber chemicals and EPDM following the exercise of opt out rights by certain potential members of the applicable classes.  The consolidated direct purchaser class action lawsuits relating to rubber chemicals and EPDM are continuing to proceed in their respective federal district courts.  The Company is also negotiating settlements directly with a number of the larger potential claimants in those actions.  The Company did not adjust the reserves previously established with respect to claims by direct purchasers of rubber chemicals and EPDM, which is management's best estimate at this time.  The nitrile rubber portion of the Global Settlement Agreement has been approved by the applicable federal court.

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

During the third quarter of 2005, the Company and plaintiffs entered into a settlement agreement (the “EPDM Settlement Agreement”) that is intended to resolve, with respect to the Company and its defendant subsidiaries, the three previously disclosed lawsuits filed in Canada principally alleging that the Company conspired with other defendants to restrain unduly competition in the sale of EPDM and to inflate artificially the sale price of EPDM in violation of Canada’s Competition Act, and that this caused injury to purchasers who paid artificially inflated prices for EPDM or products containing EPDM.  Under the EPDM Settlement Agreement, the Company will pay CDN$4.5 million (approximately U.S.$3.9 million) to the qualified class claimants in Canada in exchange for the final dismissal with prejudice of the lawsuit as to, and a complete release of all claims against, the Company and its subsidiary defendants.  The EPDM Settlement Agreement, which will be subject to court approval and notice to class members, provides the option for potential class members to opt out of the class and the recovery by the Company of a portion of the settlement funds with respect to potential members of the classes who choose to opt out of the settlement.  The Company and certain of its subsidiaries, together with other companies, remain or have become defendants in certain lawsuits filed in Canada principally alleging that the Company conspired with other defendants to restrain unduly competition in the sale of rubber chemicals or urethanes and urethane chemicals, as applicable, and to inflate artificially the sale price of the rubber chemicals or urethanes and urethane chemicals, as applicable, in violation of Canada’s Competition Act.

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

Except for those actions indicated as being subject to a settlement agreement, including the direct purchaser actions with respect to rubber chemicals and EPDM that were the subject of the Global Settlement Agreement, or previously dismissed by the applicable court, the civil actions described above are in early procedural stages of litigation and, accordingly, the Company cannot predict their outcome. The Company will seek cost-effective resolutions to the various pending and threatened legal proceedings and governmental investigations regarding the Company’s operations.  Except for direct purchaser claims with respect to rubber chemicals and EPDM, which were subject to the Global Settlement Agreement,  the Company has not recorded a charge for potential liabilities and expenses in connection with the coordinated civil investigation by the EC or with the civil claims, because it is not yet able to reasonably estimate a reserve for such potential costs. The resolution of the coordinated civil investigation by the EC and any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company’s financial condition, results of operations and prospects.

The Company’s antitrust costs increased from $3.3 million (pre-tax) during the immediately prior fiscal quarter ended June 30, 2005 to $6.7 million (pre-tax) for the fiscal quarter ended September 30, 2005.  The antitrust costs for the third quarter of 2005 consist of the $3.9 million settlement amount under the EPDM Settlement Agreement and the remainder for legal fees and costs associated with antitrust investigations and related civil lawsuits. The Company expects to continue to incur substantial costs until all antitrust investigations are concluded and civil claims are resolved.

The Company believes that the antitrust investigations and related lawsuits have not had a significant impact on the businesses subject to the investigations or any of the other businesses of the Company. The Company has not identified any impact that the investigations and lawsuits have had on sales prices or volume.

LIQUIDITY AND CAPITAL RESOURCES

Divestitures

On June 24, 2005, the Company sold certain assets and assigned certain liabilities of its Refined Products business to Sun Capital Partners Group, Inc. (Sun) for $80 million.  The consideration that the Company received was subject to adjustment based on the change in certain transferred assets and liabilities of the Refined Products business through the closing date and for retained accounts receivable and accounts payable, which resulted in a reduction to the proceeds received of $30.3 million.  The Company also pre-paid approximately $6.8 million of manufacturing costs for certain petroleum additives products that will be manufactured for the Company by Sun.  The transaction resulted in a loss of $28.2 million (net of an income tax benefit of $14.6 million).

Cash Flows from Operations

Net cash used in operations of $27.6 million for the nine months ended September 30, 2005 increased by $33.9 million from $6.4 million of net cash provided by operations for the nine months ended September 30, 2004.   Changes in key working capital and other accounts are summarized below:

Favorable (unfavorable) (In thousands)	2005	2004	Change
Accounts receivable	$112,878	$(7,162)	$120,040
Accounts receivable — securitization	(58,158)	1,859	(60,017)
Inventories	45,195	(9,911)	55,106
Accounts payable	(95,699)	(28,724)	(66,975)
Deposit for civil antitrust settlement	(40,315)	—	(40,315)
Pension and post-retirement health care liabilities	(47,750)	(16,683)	(31,067)

Accounts receivable decreased $112.9 million for the first nine months of 2005 as compared to a $7.2 million increase in the first nine months of 2004.  The decrease in accounts receivable during the first nine months of 2005 was primarily attributable to improved collection efforts and a decrease in the accounts receivable sold under the Company’s securitization programs.  During the first nine months of 2005, the accounts receivable sold under the Company’s securitization programs decreased $58.2 million, as compared to an increase of $1.9 million in the first nine months of 2004.  The decrease is a result of lower accounts receivable amounts for the former Crompton entities that are participants in the securitization program.  Inventory decreased by $45.2 million in the first nine months of 2005 primarily due to realization of a $37.1 million purchase accounting fair value impact on inventories acquired from Great Lakes.  Accounts payable decreased by $95.7 million in the first nine months of 2005 primarily as a result of lower purchases and greater realization of early payment discounts.   A deposit of $40.3 million for a global civil antitrust settlement was made in the first nine months of 2005.  Pension and post-retirement health care liabilities decreased by $47.8 million in the first nine months of 2005 primarily due to domestic and international qualified and non-qualified pension plan payments, including a supplemental voluntary contribution of $29.1 million to domestic qualified pension plans.

Net cash used in operations for the first nine months of 2005 was also affected by various expenses included in reported earnings.  These expenses included pre-tax expenses of $106.9 million of depreciation and amortization, $75.4 million relating to in-process research and development, $26.2 million related to the loss from discontinued operations and $10.9 million related to the loss on early extinguishment of debt.

Net cash used in operations during the first nine months of 2005 included a decrease in accrued interest of $21.1 million, environmental payments in excess of the charge for the period of $16.3 million, facility closures, severance and related cost payments in excess of the charge for the period of $12.5 million, an increase in receivables from affiliated companies of $11.2 million, a decrease in accrued payroll and benefits of $8.5 million and prepaid costs relating to the Refined Products sale of $6.8 million offset in part by an increase in income taxes payable, net of payments of $19.0 million and a $15.3 million increase in accrued merger costs payable.

Cash Flows from Investing and Financing Activities

Net cash provided by investing activities was $86.7 million, which included cash acquired from Great Lakes of $125.7 million, which was reduced by $72.7 million of acquisition costs relating to the merger, net cash proceeds received from the Company’s sale of its Refined Products business of $46.1 million and net earn-out proceeds from the sale of the OrganoSilicones business of $45.9 million, partially offset by capital expenditures of $58.3 million.  Net cash provided by financing activities was $43 million, which included proceeds from the domestic credit facility of $122 million, proceeds from long-term borrowing of $9 million, and proceeds received from the exercise of stock options of $74.8 million, partially offset by payments on long-term borrowings of $132.2 million and dividends paid of $24 million.

As a result of the sale of the OrganoSilicones business to General Electric Company (GE) in 2003, the Company will continue to receive quarterly earn-out payments through September 2006 based on the combined performance of GE’s existing Silicones business and the OrganoSilicones business that GE acquired from the Company.  The total of such earn-out proceeds will be a minimum of $105 million and a maximum of $250 million.   The Company received a total of $45.9 million and $31.3 million of earn-out proceeds for the nine months ended September 30, 2005 and September 30, 2004, respectively.   Of the $45.9 million of earn-out proceeds received during the nine months ended September 30, 2005, $19.7 million represented earn-out proceeds in excess of the quarterly minimum payments for such period attributable to the performance of the combined business in the fourth quarter of 2004 and the first and second quarters of 2005.  As of September 30, 2005, the Company has received a cumulative total of $95 million in earn-out proceeds, of which $25 million represent additional proceeds in excess of the minimum.  These additional earn-out proceeds in excess of the minimum have not been recognized in earnings, as the recognition of this additional gain is contingent upon the continued favorable future performance of GE’s Silicones business through September 2006.   The Company expects to receive an additional $8.1 million of proceeds in excess of the minimum in the fourth quarter of 2005 based on the performance of GE’s Silicones business during the third quarter of 2005.

Capital expenditures for the first nine months of 2005 amounted to $58.3 million as compared to $44 million for the comparable period of 2004.  Prior to the merger with Great Lakes, the Company estimated that its capital expenditures for 2005 would approximate $80 to $90 million, primarily for the Company’s replacement needs and improvement of domestic and foreign facilities.  As a result of the merger, the Company now estimates that capital expenditures for 2005 will approximate $120 to $130 million.

Contractual Obligations and Other Cash Requirements

The Company has obligations to make future cash payments under contracts and commitments, including long-term debt agreements, lease obligations, environmental liabilities, antitrust settlements, post-retirement health care liabilities, facility closures, severance and related cost liabilities, merger related liabilities and other long-term liabilities.

The following table summarizes the Company’s significant contractual cash obligations as of September 30, 2005:

(In millions)		Payments Due by Period
			October to
			December				2009 and
Contractual Obligations		Total	2005	2006	2007	2008	Thereafter

Long-term debt (including capital leases)	(a)	$1,323.1	$—	$4.8	$3.7	$1.8	$1,312.8
Operating leases	(b)	138.9	7.9	26.1	22.7	19.4	62.8
Environmental liabilities *	(c)	143.2	6.9	26.9	17.1	16.2	76.1
Antitrust settlements *	(d)	150.8	—	60.5	56.3	15.9	18.1
Post-retirement health care liabilities *	(e)	159.7	4.2	15.4	15.7	15.8	108.6
Facility closures, severance and related cost liabilities *	(f)	22.9	11.1	11.8	—	—	—
Merger related liabilities *	(g)	33.7	31.2	2.5	—	—	—
Capital expenditures	(h)	6.7	6.7	—	—	—	—
Interest payments	(i)	657.8	2.5	106.5	105.4	69.5	373.9
Unconditional purchase obligations	(j)	18.0	4.5	2.7	2.7	2.7	5.4
Other long-term liabilities (excluding pension liabilities)	(k)	44.6	—	5.3	3.9	1.5	33.9
Total		$2,699.4	$75.0	$262.5	$227.5	$142.8	$1,991.6

* Additional information is provided in the Contingencies, Antitrust Investigations and Related Matters, Pension and Other Post-Retirement Benefit Plans, Facility Closures, Severance and Related Costs, and Merger footnotes in the Notes to Condensed Consolidated Financial Statements.

(a)          The Company’s long-term debt agreements included various notes, debentures, bank loans and future minimum payments under capital leases for which payments totaling $1.3 billion will be payable through 2026.  The future minimum lease payments under capital leases at September 30, 2005 were not significant.

(b)         The Company had $138.9 million of operating lease obligations at September 30, 2005, primarily related to the lease of office space.  Such obligations are net of future sublease income and will be expensed over the life of the related lease contracts.

(c)          The Company has environmental liabilities, recorded on an undiscounted basis, for future remediation, and operating and maintenance costs directly related to remediation. The Company estimates its potential environmental liability to range from $129 million to $157 million, and has recorded a liability for environmental remediation of $143.2 million at September 30, 2005.

(d)         Includes $95.4 million related to the expected settlement of three direct purchaser class action lawsuits, $51 million related to the settlement of U.S. and Canadian fines and $3.9 million for a settlement with class claimants in Canada covering direct and indirect purchasers of EPDM.

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

(g)         Primarily represents severance payments and consulting fees as a result of the merger with Great Lakes.

(h)         Represents capital commitments for various open projects.

(i)             Primarily represents interest payments related to the Company’s long-term debt agreements.

(j)             Represents unconditional purchase commitments to purchase raw materials from outside vendors.

(k)          The Company also has other miscellaneous long-term liabilities, excluding pension liabilities, of $44.6 million.

Other Sources and Uses of Cash

The Company expects to finance its post-merger continuing operations and capital spending requirements for the next year with cash flows provided by operations, earn-out proceeds from the sale of its OrganoSilicones business, available cash and cash equivalents and borrowings under its domestic credit facility as needed.  The Company does not anticipate that it will require material sources of cash outside of the normal course of business to support its operating needs for the next year.

At June 30, 2005, the Company had a $220 million five-year domestic credit facility available through August 2009 consisting of a $120 million revolving credit facility and a $100 million pre-funded letter of credit facility.  On July 1, 2005, concurrent with the consummation of the Merger, the Company replaced the existing $220 million domestic credit facility with a $600 million five-year domestic credit facility available through July 2010.  The Company wrote off unamortized fees of $5.5 million relating to the $220 million five-year credit facility.  There were $143 million in borrowings under the new domestic credit facility at September 30, 2005.

On July 1, 2005, in connection with the Merger, the Company assumed the debt of Great Lakes with an estimated fair value of $484 million.  This included $400 million of 7% notes due July 15, 2009.  Also, in connection with the Merger, the Company was required to repay the outstanding balance on the former Great Lakes revolving credit agreement of $21 million.

On September 6, 2005 the Company retired its outstanding $110 million aggregate principal amount of 7.75% bonds due in 2023.  The Company paid $3.3 million of premiums to redeem the bonds.  In connection with the redemption, the Company wrote off debt issuance costs of $0.7 million and unamortized purchase accounting fair value adjustments of $1.3 million.

In addition, the Company has an accounts receivable securitization program to sell up to $125 million of domestic receivables to agent banks.  As of September 30, 2005, $106.6 million of domestic accounts receivables had been sold under this program.  In addition, the Company’s European subsidiaries have a separate program to sell up to approximately $124 million of their eligible accounts receivable to an agent bank.  As of September 30, 2005, $25.1 million of international accounts receivable had been sold under this program.  The Company is currently in the process of amending or renegotiating the existing agreements to include the former Great Lakes subsidiaries.

The Company’s condensed consolidated balance sheets at September 30, 2005 and December 31, 2004 include approximately $6 million and $20 million, respectively, of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.

The Company contributed $31.5 million to its domestic qualified pension plans in 2005, of which approximately $29.1 million represents a discretionary contribution.   The Company’s funding assumptions for its domestic pension plans assume no significant change with regards to demographics, legislation, plan provisions, or actuarial assumption or methods to determine the estimated funding requirements.   The Pension Funding Equity Act of 2004 was signed into law on April 10, 2004 and will provide the Company a two-year temporary replacement of the benchmark interest rate for determining funding liabilities and will establish temporary alternative minimum funding requirements for certain under-funded pension plans. The Company expects to contribute $9.6 million to its international plans, of which $3.6 million has been contributed as of September 30, 2005.  Additionally, the Company contributed $2.6 million to a former Great Lakes international pension plan during the third quarter of 2005.

Bank Covenants and Guarantees

The Company’s various debt agreements contain covenants that may limit the Company’s ability to enter into certain transactions, such as incurring additional indebtedness, increasing the Company’s dividends, and entering into acquisitions, dispositions and joint ventures.  The Company is required to report compliance with certain financial covenants to its lenders on a quarterly basis.  Under these covenants, the Company is required to maintain a leverage ratio (adjusted total debt to adjusted earnings before interest, taxes, depreciation and amortization (“Bank EBITDA”), with adjustments to both debt and earnings being made in accordance with the terms of the domestic credit facility agreement) and an interest coverage ratio (Bank EBITDA to interest expense as defined in the domestic credit facility agreement).  The Company was in compliance with the covenants of its various debt agreements at September 30, 2005.

The Company has standby letters of credit and guarantees with various financial institutions.  At September 30, 2005, the Company had $96.5 million of outstanding letters of credit and guarantees primarily related to its environmental remediation liabilities, insurance obligations, a potential tax exposure and a customer guarantee. The Company has accrued for losses that it believes are probable and estimable in its consolidated balance sheets.

Cost Reduction Programs

In 2004, the Company completed an activity-based restructuring initiative, including a voluntary severance program, intended to structure the Company’s operations in a more efficient and cost-effective manner.  As a result of the voluntary program, 137 U.S. based employees voluntarily elected to terminate their employment.  In addition, the Company is in the process of involuntarily terminating approximately 530 worldwide employees as a result of the activity-based restructuring initiative, of which approximately 485 positions have been eliminated as of September 30, 2005.  As a result of this initiative, the Company expects to achieve annual pre-tax cost savings of at least $50 million, of which approximately $15 million would be reflected in cost of products sold, $26 million in selling, general and administrative expenses (SG&A) and $9 million in research and development (R&D).  For the nine months ended September 30, 2005, the Company realized approximately $38.6 million of these savings, of which approximately $12.4 million was in cost of products sold, $18.6 million in SG&A and $7.6 million in R&D.  As of September 30, 2005, the program has resulted in approximately $44.9 million in savings, of which approximately $14.5 million was in cost of products sold, $21.5 million in SG&A and $8.9 million in R&D.  The full extent of the savings is expected to be realized in 2005.  All cost savings, both estimated and actual, are reported net of any increased expenses or the impact of reduced revenues.   As of September 30, 2005, the Company had accruals of $13.7 million for severance and related costs and $16.0 million for other facility closure costs related to these initiatives.  The Company expects future cash payments against these accruals to approximate $9.2 million in 2005, $9.0 million in 2006, $3.4 million in 2007, $4.2 million in 2008 and $3.9 million in 2009.

As a result of the Merger of the Company and Great Lakes, the Company is in the process of analyzing synergy alternatives and the related costs arising from the Merger.  Cumulative synergy savings, based on the pro forma combined operations of the Company and Great Lakes, are expected to total approximately $10 million in 2005, $100 million (cumulative) in 2006, and $150 million (cumulative) in 2007.   As of September 30, 2005, the program has resulted in approximately $7.2 million in synergy savings, all of which is in SG&A.

Also, as a result of the Company’s other manufacturing cost savings programs, including Six Sigma and Lean Manufacturing, the Company realized approximately $22.2 million of additional pre-tax cost savings, primarily in cost of products sold, in the first nine months of 2005.

Any expected cost savings described in this Form 10-Q may fail to be realized or take longer to be realized than anticipated.

RESULTS OF OPERATIONS

	Third quarter ended		Nine months ended
(In thousands, except per share data)	2005	2004	2005	2004
Net Sales
Plastic Additives	$374,561	$213,920	$792,830	$641,714
Polymers	121,897	114,044	391,218	351,496
Specialty Additives	133,702	116,807	420,943	341,429
Crop Protection	102,652	88,293	271,542	250,991
Consumer Products	140,294	—	140,294	—
Polymer Processing Equipment (a)	—	40,961	48,338	125,315
Other	45,310	—	45,310	—
Total Net Sales	$918,416	$574,025	$2,110,475	$1,710,945

Operating Profit (Loss)
Plastic Additives	$25,443	$7,493	$57,528	$4,209
Polymers	24,328	15,760	75,684	45,335
Specialty Additives	19,704	3,258	76,242	15,647
Crop Protection	29,554	26,140	74,256	75,910
Consumer Products	10,508	—	10,508	—
Polymer Processing Equipment (a)	—	357	(3,003)	101
Other	4,864	—	4,864	—
	114,401	53,008	296,079	141,202

General corporate expense, including amortization	(23,383)	(17,810)	(55,128)	(53,608)
Unabsorbed overhead expense from discontinued operations	—	(2,463)	—	(7,395)
Facility closures, severance and related costs	(220)	(40,070)	(24,295)	(45,759)
Antitrust costs	(6,716)	(8,426)	(13,220)	(16,829)
Merger costs	(19,378)	—	(28,064)	—
Purchase accounting - inventory fair value impact	(37,100)	—	(37,100)	—
In-process research and development	(75,400)	—	(75,400)	—
Total Operating Profit (Loss)	(47,796)	(15,761)	62,872	17,611
Interest expense	29,171	20,579	77,886	55,666
Loss on early extinguishment of debt	10,859	20,063	10,859	20,063
Other (income) expense, net	3,867	7,226	14,701	(82,337)

Earnings (loss) from continuing operations before income taxes	(91,693)	(63,629)	(40,574)	24,219
Income tax expense (benefit)	28,592	(18,774)	51,308	9,153
Earnings (loss) from continuing operations	(120,285)	(44,855)	(91,882)	15,066
Earnings (loss) from discontinued operations	(25)	2,003	2,631	4,119
Gain (loss) on sale of discontinued operations	1,388	2,142	(26,234)	2,142
Net Earnings (loss)	$(118,922)	$(40,710)	$(115,485)	$21,327

Basic Earnings (Loss) Per Common Share
Earnings (loss) from continuing operations	$(0.51)	$(0.39)	$(0.58)	$0.13
Earnings from discontinued operations	—	0.02	0.02	0.04
Gain (loss) on sale of discontinued operations	0.01	0.02	(0.17)	0.02
Net Earnings (Loss)	$(0.50)	$(0.35)	$(0.73)	$0.19

Diluted Earnings (Loss) Per Common Share
Earnings (loss) from continuing operations	$(0.51)	$(0.39)	$(0.58)	$0.13
Earnings from discontinued operations	—	0.02	0.02	0.04
Gain (loss) on sale of discontinued operations	0.01	0.02	(0.17)	0.02
Net Earnings (Loss)	$(0.50)	$(0.35)	$(0.73)	$0.19

(a) — As a result of the April 29, 2005 contribution of the assets of the Polymer Processing Equipment segment in exchange for a non-controlling interest in the Davis-Standard LLC joint venture, Polymer Processing Equipment ceased to be a reporting segment of the Company.  The Company is recording its proportionate share of the joint venture’s earnings in Other (income) expense, net.

THIRD QUARTER RESULTS

Overview

Consolidated net sales of $918.4 million for the third quarter of 2005 were $344.4 million above the third quarter 2004 consolidated net sales of $574.0 million.  The increase was primarily due to $413.8 million in additional sales resulting from the merger of the Company and Great Lakes, $65.5 million from increased selling prices and $5.6 million from favorable foreign currency translation, partially offset by lower sales volume of $99.5 million and $41.0 million from the deconsolidation of the Polymer Processing Equipment business unit.  International sales, including U.S. exports, were 45% of total sales, decreasing from 50% for the third quarter of 2004, primarily as a result of the Great Lakes merger.  For further discussion of sales, see the following discussion of segment results.

The net loss for the third quarter of 2005 was $118.9 million, or $0.50 per share, as compared to a net loss of $40.7 million, or $0.35 per share, for the third quarter of 2004. The net loss for the third quarter of 2005 included a gain on the sale of discontinued operations of $1.4 million, or $0.01 per share. Net earnings for the third quarter of 2004 included earnings from discontinued operations of $2.0 million, or $0.02 per share and a gain on the sale of discontinued operations of $2.1 million or $0.02 per share.  The loss from continuing operations for the third quarter of 2005 was $120.3 million, or $0.51 per share, as compared to a net loss of $44.9 million, or $0.39 per share, for the third quarter of 2004. The loss from continuing operations for the third quarter of 2005 included pre-tax merger-related costs consisting of the write-off of in-process research and development of $75.4 million, a charge to cost of products sold for the fair value impact of purchase accounting on inventory of $37.1 million and merger costs of $19.4 million. In addition, the loss from continuing operations for the third quarter of 2005 included pre-tax charges for losses on the early extinguishment of debt of $10.9 million, antitrust costs of $6.7 million and charges for facility closures, severance and related costs of $0.2 million. The loss from continuing operations for the third quarter of 2004 of $44.9 million, or $0.39 per share, included pre-tax charges for facility closures, severance and related costs of $40.1 million, a loss on the early extinguishment of debt of $20.1 million and antitrust costs of $8.4 million.

Gross profit as a percentage of sales was 23.5% for the third quarter of 2005 as compared to 24.7% for the comparable period of 2004. As compared to 2004, third quarter 2005 gross profit increased by $73.7 million primarily as a result of the Great Lakes merger.  The Great Lakes merger increased gross profit by $73.5 million, net of a charge of $37.1 million, or 4% of net sales, for the impact of purchase accounting on the fair value of inventory. In addition, the increase in gross profit was also the result of $65.5 million in higher selling prices and $10.8 million in cost reductions. The increases were partially offset by $30.2 million from lower unit volume, $27.3 million in higher raw material and energy costs, $9.3 million from the deconsolidation of the Polymer Processing Equipment business, $5.9 million from lower manufacturing productivity and $3.9 million from direct costs associated with hurricanes Katrina and Rita. The increases in selling prices, raw material and energy costs and the costs associated with the hurricanes are primarily attributable to the Company’s Plastic Additives, Specialty Additives and Polymers segments. The decrease in gross profit from lower unit volume and manufacturing productivity, and the increased gross profit from the manufacturing cost savings programs were largely associated with the Plastic Additives segment.

In 2005, the Company changed the classification of shipping costs to cost of products sold in order to provide better comparability to other companies in the Company’s business sector.  The prior period statement of operations has been reclassified to reflect a consistent comparison to the current period.  The shipping costs included in cost of products sold were $32.4 million and $16.5 million for the third quarters of 2005 and 2004, respectively.  Shipping costs for the third quarter of 2005 included $21.3 resulting from the Great Lakes merger.

Selling, general and administrative expenses of $100.5 million for the third quarter of 2005 increased by $32.5 million compared to the third quarter of 2004.  The increase was primarily due to $47.4 million resulting from the Great Lakes merger, partially offset by savings from the 2004 activity-based restructuring initiative of $5.7 million and a decrease of $8.3 million due to the deconsolidation of the Polymer Processing Equipment business unit.  The Plastic Additives, Polymers, Specialty Additives and Crop Protection segments benefited from the cost savings programs, with Plastic Additives providing the most significant benefit. Third quarter 2005 research and development costs of $15.6 million increased by $3.4 million as compared to the third quarter of 2004. The increase was primarily due to a $6.1 million increase resulting from the Great Lakes merger, partially offset by  $3.5 million in cost reductions from the 2004 activity-based restructuring initiative. Depreciation and amortization of $46.2 million increased by $17.0 million primarily as a result of the Great Lakes merger.

Facility closures, severance and related costs were $0.2 million in the third quarter of 2005 as compared to $40.1 million in the third quarter of 2004.  The third quarter 2004 costs were primarily for severance costs related to the 2004 activity based restructuring initiative and executive severance and related costs associated with the 2004 reorganization.

The Company incurred antitrust costs of $6.7 million in the third quarter of 2005 compared to $8.4 million during the third quarter of 2004.  The third quarter 2005 costs include a pre-tax charge of $3.9 million for a settlement with class claimants in Canada covering direct and indirect purchasers of EPDM and the remainder for legal costs associated with antitrust investigations and related civil lawsuits. The third quarter 2004 costs include a $5 million U.S. civil antitrust settlement and $3.4 million in legal costs associated with antitrust investigations and related civil lawsuits.

The Company incurred merger costs of $19.4 million during the third quarter of 2005.  These merger costs are non-capitalizable costs associated with the merger of the Company and Great Lakes.  These cost primarily include consulting costs related to the integration of the two companies and severance for former Crompton employees.

The third quarter 2005 operating loss of $47.8 million increased by $32.0 million as compared to the third quarter of 2004.  The increase was primarily attributed to a $75.4 million write-off of in-process research and development and $19.4 million in merger costs, partially offset by a $39.9 million decrease in facility closures, severance and related costs.

Plastic Additives

Plastic Additives sales of $374.6 million for the third quarter of 2005 increased by $160.6 million versus the third quarter of 2004, primarily due to $204.6 million in additional sales resulting from the Great Lakes merger and $25.1 million from increased selling prices, partially offset by $69.3 million in lower unit volume.  Operating profit of $25.4 million in the third quarter of 2005 increased by $18 million from the prior year primarily due to $24.2 million from the Great Lakes merger, $25.1 million from higher selling prices and $12.3 million in savings from cost reduction programs, partially offset by lower sales volume of $26.3 million, higher raw material and energy costs of $9.4 million, direct costs associated with hurricanes Katrina and Rita of $2.0 million and lower manufacturing productivity of $4.4 million.

Polymers

Polymers sales of $121.9 million for the third quarter of 2005 increased by $7.9 million or 7% versus 2004 due to improved selling prices of 15%, partially offset by an 8% decrease from lower sales volume. EPDM sales increased by 15% due to a 31% increase from selling prices, partially offset by a 16% decrease from lower sales volume. Urethanes sales increased by 2% due to a 6% increase from selling prices, partially offset by a 4% decrease from lower unit volume. Operating profit of $24.3 million increased by $8.6 million from the third quarter of 2004, primarily due to $17.3 million in higher selling prices and $3.3 million in cost savings, offset in part by higher raw material and energy costs of $5.4 million, lower sales volume of $1.7 million, direct costs associated with hurricanes Katrina and Rita of $0.9 million and lower manufacturing productivity of $1.3 million.

Specialty Additives

Specialty Additives sales of $133.7 for the third quarter of 2005 increased by $16.9 million or 15% from the prior year due to a 25% increase from higher selling prices and an 8% increase from the Great Lakes merger, partially offset by an 18% decrease from lower sales volume.  Rubber Additives sales increased 4% due to a 35% increase from selling prices, partially offset by a 31% decrease from lower sales volume resulting from capacity rationalization actions initiated in 2004. Petroleum Additives sales increased by 9% due to a 15% increase from higher selling prices, partially offset by a 6% decrease from lower sales volume.  Operating profit of $19.7 million increased by $16.4 million from the third quarter of 2004, primarily due to higher selling prices of $28.9 million, cost savings initiatives of $3.2 million and $1.5 million from the Great Lakes merger, offset in part by higher raw material and energy costs of $11.3 million, lower sales volume of $3.1 million and direct costs associated with hurricanes Katrina and Rita of $1.0 million.

Crop Protection

Crop Protection sales of $102.7 million for the third quarter of 2005 increased by $14.4 million or 17% from the third quarter of 2004 primarily due to a 17% increase from the Great Lakes merger and favorable foreign currency translation of 5%, partially offset by a 7% decrease from lower selling prices and 1% decrease from lower sales volume. Operating profit of $29.6 million increased by $3.4 million from the prior year due to a $5.5 million increase from the Great Lakes merger, $2.5 million from favorable foreign currency translation and $1.0 million from higher sales volume, offset in part by lower selling prices of $5.8 million and higher raw material costs of $1.2 million.

Consumer Products

Consumer Products sales of $140.3 million and operating profit of $10.5 million for the third quarter of 2005 are entirely the result of the Great Lakes merger.

Polymer Processing Equipment

As a result of the April 29, 2005 contribution of the assets of the Polymer Processing Equipment segment in exchange for a non-controlling interest in the Davis-Standard LLC joint venture, Polymer Processing Equipment ceased to be a reporting segment of the Company. The Company is recording its proportionate share of the joint venture’s earnings in other (income) expense, net. The segment had 2004 third quarter sales of $41.0 million and operating profit of $0.4 million.

Other

Other sales of $45.3 million and operating profit of $4.9 million for the third quarter of 2005 are entirely the result of the acquisition of Great Lakes.

General Corporate and Unabsorbed Overhead Expenses

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis. These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses related to executives and corporate managers. General corporate expense also includes all amortization expense. General corporate expense of $23.4 million for the third quarter of 2005 increased $5.6 million from the third quarter of 2004 primarily due to $4.7 million of amortization expense attributed to the Great Lakes merger and $3.6 million of general corporate expense from Great Lakes, partially offset by $1.7 million of expense recorded in the third quarter of 2004 for executive terminations.

Unabsorbed overhead expense from discontinued operations of $2.5 million in the third quarter of 2004 represents general overhead costs that were previously absorbed by the Refined Products business. There was no unabsorbed overhead expense from discontinued operations in the third quarter of 2005.

Other Expenses

Interest expense increased by $8.6 million, or 42%, in the third quarter of 2005, primarily due to an increase in debt as a result of the merger with Great Lakes and an increase in debt subsequent to the Company’s debt refinancing in August 2004 (the Refinancing).  The Refinancing included the issuance of new 9.875% and floating rate Senior Notes and the repurchase of the Company’s remaining 8.5% Senior Notes due in 2005 and $140 million of its 6.125% Senior Notes due in 2006.

Other expense, net, of $3.9 million for the third quarter of 2005 decreased by $3.4 million from $7.2 million for the comparable period of 2004.  The decrease was primarily due to a product liability charge in 2004 of $3 million relating to the Company’s 50 percent interest in the Gustafson seed treatment joint venture.

The Company reported income tax expense from continuing operations for the third quarter of $28.6 million.  The income tax benefit associated with the third quarter loss from continuing operations was offset by a number of discrete items during the period.  These one-time items include the non-recognition of a tax benefit of $29.2 million associated with non-deductible in-process research and development write-offs during the period, a charge of $19.3 million attributable to the Company’s election to repatriate foreign earnings under the American Jobs Creation Act of 2004, and a $12.7 million charge for deferred tax asset valuation reserves related to certain federal and state income tax credits and state net operating losses.

The effective income tax rate from continuing operations for the third quarter of 2004 was 29.5%, including favorable benefits attributable to the relative mix of projected earnings and losses among the jurisdictions where the Company operated and an additional income tax expense of $1.5 million related to adjustments resulting from the September 2004 filing of the Company’s 2003 U.S. income tax return.

Discontinued Operations

The third quarter 2005 gain on sale of discontinued operations of $1.4 million was primarily related to the settlement of certain contingencies related to the July 2003 sale of the Company’s OrganoSilicones business unit. The third quarter of 2004 gain on sale of discontinued operations of $2.1 million also related to the settlement of certain contingencies related to the sale of the Company’s OrganoSilicones business unit. Third quarter 2004 earnings from discontinued operations of $2.0 million related to the Company’s Refined Products business unit which was sold on June 24, 2005.

YEAR-TO-DATE RESULTS

Overview

Consolidated net sales of $2.11 billion for the first nine months of 2005 increased 23% from $1.71 billion for the comparable period of 2004.  The increase was primarily due to $413.8 million in additional sales resulting from the merger of the Company and Great Lakes, $221.6 million from increased selling prices and $23.4 million from favorable foreign currency translation, partially offset by lower sales volume of $182.0 million and $77.0 million from the deconsolidation of the Polymer Processing Equipment business unit.  International sales, including U.S. exports, were 48% of total sales for the first nine months of 2005, decreasing from 51% for the first nine months of 2004, primarily as a result of the Great Lakes merger.  For further discussion of sales, see the following discussion of segment results.

The net loss for the first nine months of 2005 was $115.5 million, or $0.73 per share, as compared to net income of $21.3 million, or $0.19 per share, for the first nine months of 2004. The net loss for the first nine months of 2005 included a loss on the sale of discontinued operations of $26.2 million, or $0.17 per share, and earnings from discontinued operations of $2.6 million, or $0.02 per share.  Net earnings for the first nine months of 2004 included earnings from discontinued operations of $4.1 million, or $0.04 per share, and a gain on the sale of discontinued operations of $2.1 million, or $0.02 per share. The loss from continuing operations for the first nine months of 2005 was $91.9 million, or $0.58 per share, as compared to earnings from continuing operations of $15.1 million, or $0.13 per share, for the first nine months of 2004. The loss from continuing operations for the first nine months of 2005 included pre-tax costs related to the merger consisting of the write-off of in-process research and development of $75.4 million, a charge to cost of products sold for the fair value impact of purchase accounting on inventory of $37.1 million and merger costs of $28.1 million. In addition, the loss from continuing operations for the first nine months of 2005 included pre-tax charges for losses on the early extinguishment of debt of $10.9 million, antitrust costs of $13.2 million and charges for facility closures, severance and related costs of $24.3 million. Earnings from continuing operations for the first nine months of 2004 of $15.1 million, or $0.13 per share, included divestment gains of $94.6 million (included in other (income) expense, net), primarily from the sale of the Company’s 50% interest in the Gustafson seed treatment joint venture and pre-tax charges for facility closures, severance and related costs of $45.8 million, a loss on the early extinguishment of debt of $20.1 million, antitrust costs of $16.8 million and supplemental executive retirement costs of $7.6 million.

Gross profit as a percentage of sales was 26.7% for the first nine months of 2005 as compared to 23.4% for the comparable period of 2004. As compared to 2004, gross profit for the first nine months of 2005 increased by $164.4 million primarily as a result of the Great Lakes merger. The Great Lakes merger increased gross profit by $73.5 million, net of a charge of $37.1 million, or 1.8% of net sales, for the impact of purchase accounting on the fair value of inventory. In addition, the increase in gross profit was also the result of increased selling prices of $221.6 million and $32.7 million of savings attributable to cost reduction initiatives, partially offset by lower unit volume of $41.0 million, higher raw material and energy costs of $109.3 million and the deconsolidation of the Polymer Processing Equipment business of $17.7 million.  The increases in selling prices, raw material and energy costs and the manufacturing cost savings programs are primarily attributable to the Company’s Plastic Additives, Specialty Additives and Polymers segments. The decrease in gross profit from lower unit volume was largely associated with the Plastic Additives segment.

In 2005, the Company changed the classification of shipping costs to cost of products sold in order to provide better comparability to other companies in the Company’s business sector.  The prior period statement of operations has been reclassified to reflect a consistent comparison to the current period.  The shipping costs included in cost of products sold were $63.5 million and $50.6 million for the first nine months of 2005 and 2004, respectively.  Shipping costs for the first nine months of 2005 included $21.3 million resulting from the Great Lakes merger.

Selling, general and administrative expenses of $220.4 million for the first nine months of 2005 increased by $14.4 million compared to the first nine months of 2004.  The increase was primarily due to $47.4 million resulting from the Great Lakes merger, partially offset by savings from the 2004 activity-based restructuring initiative of $18.6, a charge $7.6 million incurred in 2004 for supplemental executive retirement costs and a decrease of $13.5 million due to the deconsolidation of the Polymer Processing Equipment business unit.  The Plastic Additives, Polymers, Specialty Additives and Crop Protection segments benefited from the cost savings programs, with Plastic Additives providing the most significant benefit. Research and development costs of $36.6 million were approximately equal to 2004 costs with a $6.1 million increase from the acquisition of Great Lakes being offset by the impact of the 2004 activity-based restructuring initiative. Depreciation and amortization of $104.1 million increased by $17.0 million from 2004, primarily as a result of the Great Lakes merger. Equity income of $0.8 million decreased by $9.1 million, principally due to the absence of prior period earnings from Crop Protection’s Gustafson seed joint venture, which was sold on March 31, 2004.

Facility closures, severance and related costs for the first nine months of 2005 were $24.3 million, compared to $45.8 million in the first nine months of 2004.  The 2005 costs of $24.3 million included $19.5 million for unrecoverable future lease costs and asset write-offs related to the closure of the Company’s former research and development facility in Tarrytown, NY, and $6.7 million primarily for severance and related costs resulting from the 2004 activity-based restructuring initiative, partially offset by a $1.9 million credit resulting primarily from the settlement of certain issues with the Company’s partner in the Enenco joint venture.  This settlement resulted in recoveries related to certain disputed items and the Company assuming

100% ownership of the Enenco joint venture.  The 2004 costs of $45.8 million were primarily for severance related to the 2004 activity-based restructuring initiative, executive severance and related costs associated with the 2004 reorganization and  write-off of fixed assets resulting from the sale of the Freeport, Grand Bahama Island facility.

The Company incurred antitrust costs of $13.2 million in the first nine months of 2005 compared to $16.8 million during the comparable period for 2004.  The 2005 costs include a pre-tax charge of $3.9 million dollars for a settlement with class claimants in Canada covering direct and indirect purchasers of EPDM and the remainder for legal costs associated with antitrust investigations and related civil lawsuits. The 2004 costs include a $5 million U.S. civil antitrust settlement and legal costs associated with antitrust investigations and related civil lawsuits.

The Company incurred merger costs of $28.1 million during the first nine months of 2005.  These merger costs are non-capitalizable costs associated with the merger of the Company and Great Lakes.  These cost primarily include consulting costs related to the integration of the two companies and severance for former Crompton employees.

Operating profit of $62.9 million for the first nine months of 2005 increased by $45.3 million versus the comparable period of 2004.  The increase was primarily attributable to increased selling prices of $221.6 million, cost savings initiatives in operational excellence and the 2004 activity-based restructuring of $58.9 million and lower charges related to facility closures, severance and related costs of $21.5 million, partially offset by higher raw material and energy costs of $109.3 million, lower unit volume of $41.0 million, merger costs of $28.1 million and the in-process research and development charge of $75.4 million.

Plastic Additives

Plastic Additives sales of $792.8 million for the first nine months of 2005 increased by 24% from the prior year, 32% due to additional sales resulting from the Great Lakes merger, a 12% increase from higher selling prices and a 1% increase from favorable foreign currency exchange, partially offset by a 21% decrease from lower sales volume.  Operating profit of $57.5 million increased by $53.3 million from the prior year mainly due to $24.2 million resulting from the Great Lakes merger, higher selling prices of $73.5 million and savings from cost reduction programs of $31.8 million, offset in part by higher raw material and energy costs of $33.5 million, lower sales volume of $38.5 million, direct costs associated with hurricanes Katrina and Rita of $2.0 million and lower manufacturing productivity of $3.4 million.

Polymers

Polymers sales of $391.2 million for the first nine months of 2005 increased by 11% from the prior year, due to improved selling prices of 17% and favorable foreign currency translation of 1%, partially offset by a 7% decrease from lower sales volume.  EPDM sales increased by 26% mainly due to a 35% increase from higher selling prices, partially offset by a 9% decrease from lower sales volume. Urethanes sales increased by 3% due to a 7% increase from higher selling prices and 1% from favorable foreign currency translation, partially offset by a 5% decrease from lower sales volume. Operating profit of $75.7 million increased by $30.3 million from the first nine months of 2004, primarily due to higher selling prices of $59.3 million and cost savings initiatives of $9.8 million, offset in part by higher raw material and energy costs of $29.0 million, lower sales volume of $5.5 million, direct costs associated with hurricanes Katrina and Rita of $0.9 million and lower manufacturing productivity of $2.5 million.

Specialty Additives

Specialty Additives sales of $420.9 million for the first nine months of 2005 increased by 23% from the prior year, due to a 27% increase from higher selling prices and a 3% increase due to the Great Lakes merger, partially offset by a 7% decrease from lower sales volume.  Rubber additives sales increased 18% due to higher selling prices of 36% and favorable foreign currency translation of 1%, partially offset by a 19% decrease from lower unit volume, primarily resulting from our capacity rationalization actions initiated in 2004. Petroleum additives sales increased by 29%, with 5% resulting from the Great Lakes merger, 18% from higher selling prices, 5% from higher sales volume and 1% from favorable foreign currency translation.  Operating profit of $76.2 million increased by $60.6 million from the first nine months of 2004, primarily due to higher selling prices of $91.9 million, cost savings initiatives of $11.2 million and $1.5 million from the Great Lakes merger, offset in part by higher raw material and energy costs of $43.1 million and direct costs associated with hurricanes Katrina and Rita of $1.0 million.

Crop Protection

Crop Protection sales of $271.5 million for the first nine months of 2005 increased by 8% from the first nine months of 2004 primarily due to a 6% increase resulting from the Great Lakes merger and favorable foreign currency translation of 4%, partially offset by lower selling prices of 1% and slightly lower sales volume of 1%.  Operating profit of $74.3 million decreased by $1.7 million from the prior year, mainly as a result of decreased joint venture equity income of $9.6 million and higher raw material and energy costs of $3.9 million, partially offset by a $5.5 million increase resulting from the Great Lakes merger, favorable foreign currency translation of $3.7 million, favorable sales mix of $2.4 million and cost savings of $3.2 million.

Consumer Products

Consumer Products sales of $140.3 million and operating profit of $10.5 million for the first nine months of 2005 are entirely the result of the Great Lakes merger.

Polymer Processing Equipment

As a result of the April 29, 2005 contribution of the assets of the Polymer Processing Equipment segment in exchange for a non-controlling interest in the Davis-Standard LLC joint venture, Polymer Processing Equipment ceased to be a reporting segment of the Company. The Company is recording its proportionate share of the joint venture’s earnings in other (income) expense, net. The segment had an operating loss of $3.0 million for the first nine months of 2005 as compared to $0.1 million for the first nine months of 2004.

Other

Other sales of $45.3 million and operating profit of $4.9 million for the first nine months of 2005 are entirely the result of the Great Lakes merger.

General Corporate and Unabsorbed Overhead Expenses

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis. These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses related to executives and corporate managers. General corporate expense also includes all amortization expense. General corporate expense of $55.1 million for the first nine months of 2005 increased by $1.5 million compared to the first nine months of 2004. Contributing to this increase was $4.7 million of amortization expense attributed to the Great Lakes acquisition and $3.6 million of general corporate expense from Great Lakes, partially offset by non-recurring supplemental executive retirement costs of $7.6 million recorded during the first nine months of 2004.

Unabsorbed overhead expense from discontinued operations of $7.4 million in the first nine months of 2004 represents general overhead costs that were previously absorbed by the Refined Products business. There was no unabsorbed overhead expense from discontinued operations in the first nine months of 2005.

Other Expenses

Interest expense increased by $22.2 million, or 40%, in the first nine months of 2005, primarily due to an increase in debt subsequent to the Refinancing and an increase in debt due to the merger with Great Lakes.  The Refinancing included the issuance of new 9.875% and floating rate Senior Notes and the repurchase of the Company’s remaining 8.5% Senior Notes due 2005 and $140 million of its 6.125% Senior Notes due 2006.

Other expense, net of $14.7 million for the first nine months of 2005 increased by $97 million from other income, net of $82.3 million for the comparable period of 2004.  The increase was primarily the result of $94.6 million of divestment gains realized in the first quarter of 2004, which included a $90.9 million gain on the sale of the Company’s 50% interest in the Gustafson seed treatment joint venture and a $3.6 million gain on the completion of the sale of the assets of the Company’s Brooklyn, NY facility, and higher interest income of $4.2 million, which was primarily the result of a $2.2 million tax refund in the second quarter of 2005, partially offset by a product liability charge in 2004 of $3 million relating to the Company’s 50 percent interest in the Gustafson seed treatment joint venture.

The Company reported income tax expense from continuing operations for the first nine months of 2005 of $51.3 million.  The income tax benefit associated with the year-to-date loss from continuing operations was offset by a number of discrete items during the nine-month period.  These one-time items include the non-recognition of a tax benefit of $29.2 million associated with non-deductible in process research and development write-offs, a $19.3 million charge attributable to the Company’s election to repatriate foreign earnings under the American Jobs Creation Act of 2004, and $16.5 million for deferred tax asset valuation reserves related to certain federal and state income tax credits, state net operating losses, and other deferred tax assets.

The effective income tax rate from continuing operations for the first nine months of 2004 was 37.8%, including an additional income tax expense of $1.5 million related to adjustments resulting from the September 2004 filing of the Company’s 2003 U.S. income tax return.

Discontinued Operations

Discontinued operations for the first nine months of 2005 included a loss on the sale of discontinued operations of $26.2 million due to a $28.2 million loss related to the sale of the Company’s Refined Products business unit during the second quarter of 2005. The loss was partially offset by a $2 million gain from the settlement of certain contingencies related to the July 2003 sale of the Company’s OrganoSilicones business unit. Earnings from discontinued operations for the first nine months of 2005 of $2.6 million related to the Company’s Refined Products business unit, which was sold on June 24, 2005. Discontinued operations for the first nine months of 2004 included earnings from discontinued operations of $4.1 million and a gain on sale of discontinued operations of $2.1 million. The $4.1 million in earnings from discontinued operations related to the Company’s Refined Products business unit. The $2.1 million gain on the sale of discontinued operations related to the settlement of certain contingencies from the July 2003 sale of the Company’s OrganoSilicones business unit.

CRITICAL ACCOUNTING ESTIMATES

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes.  The Company’s estimates are based on historical experience and currently available information.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies footnote in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 describe the critical accounting estimates and accounting policies used in preparation of the consolidated financial statements.  Actual results in these areas could differ from management’s estimates.  There have been no significant changes in the Company’s critical accounting policies and methodologies for determining its estimates during the first nine months of 2005.

ACCOUNTING DEVELOPMENTS

In November 2004, the FASB issued Statement No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4.”  Statement No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, requiring these items be recognized as current period charges.  In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of Statement No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of Statement No. 151 is expected to affect the timing of when certain manufacturing variances will be recognized in consolidated earnings.  The Company is in the process of evaluating the impact of this Statement on its overall consolidated earnings and financial position.

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.”  FSP No. 109-2 provides guidance for reporting and disclosing certain foreign earnings that are repatriated, as defined by the American Jobs Creation Act of 2004 (the “Act”), which was signed into law on October 22, 2004.  The Act allows the Company to deduct 85% of certain qualifying foreign earnings available for repatriation to the United States during 2004 and 2005.  The Act was supplemented with additional guidance issued during May 2005, which clarified the manner in which repatriated earnings will be taxed.   The range of possible amounts that the Company could repatriate under the Act is between $134.2 million and $732 million.  During the third quarter of 2005, the Company repatriated $97.1 million of foreign earnings and concluded that another $37.1 million will be repatriated during the fourth quarter.  The Company continues to evaluate additional repatriations, but has not yet concluded on any additional amount. This analysis will be completed by December 31, 2005. The third quarter 2005 income tax provision includes $19.3 million of additional income tax expense attributable to the $134.2 million of earnings elected to be repatriated during the period.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment,” which replaces Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”.  Statement No. 123 (revised 2004) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value, beginning with the first interim period after June 15, 2005. The pro forma disclosures previously permitted under Statement No. 123 will no longer be an alternative to financial statement recognition.   Under Statement No. 123 (revised 2004), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption.  If the Company adopts Statement No. 123 (revised 2004) at the required implementation date, the Company would be required to use the modified prospective application.   Under the modified prospective application, the compensation cost for all new awards and awards modified, repurchased or cancelled after the date of adoption of this Statement, as well as the unrecognized compensation cost of unvested awards as of the date of adoption, will be recognized in earnings.  If the Company adopts Statement No. 123 (revised 2004) prior to the required implementation date, the Company may apply the modified prospective application or the modified retrospective application.  The modified retrospective application may be applied to either (a) all prior years for which Statement No. 123 was effective or (b) only the prior interim periods in the year of initial adoption of Statement No. 123 (revised 2004).  On April 14, 2005, the Securities and Exchange Commission announced that the required implementation date of Statement No. 123 (revised 2004) was delayed until the beginning of the first fiscal year beginning after June 15, 2005.   The Company has not yet determined the method of adoption and is currently evaluating the requirements of Statement No. 123 (revised 2004).  The Company is in the process of determining the impact of adoption of Statement No. 123 (revised 2004) on its consolidated earnings.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (FIN 47).  FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.   FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  Retrospective application for interim financial information is permitted but is not required.    The Company is in the process of determining the impact, if any, of FIN 47 on its consolidated earnings and financial position.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.”  Statement No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that the adoption of this statement will not have a material effect on its financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Form 10-Q are forward-looking statements that involve risks and uncertainties, including, but not limited to, general economic conditions; the outcome and timing of antitrust investigations and related civil lawsuits to which Chemtura is subject; the ability to obtain increases in selling prices; pension and other post-retirement benefit plan assumptions; energy and raw material prices and availability; production capacity; changes in interest rates and foreign currency exchange rates; changes in technology, market demand and customer requirements; the enactment of more stringent environmental laws and regulations; the ability to realize expected cost savings under Chemtura’s cost-reduction initiatives; the amount of any additional earn-out payments from General Electric Company from the sale of the OrganoSilicones business; the ability to reduce Chemtura’s debt levels; the ability to successfully integrate the Crompton and Great Lakes businesses and operations and achieve anticipated benefits from the merger, including costs savings and synergies; and other risks and uncertainties detailed in filings with the Securities and Exchange Commission by Chemtura or its predecessor companies. These statements are based on Chemtura’s estimates and assumptions and on currently available information. The forward-looking statements include information concerning our possible or assumed future results of operations, and Chemtura’s actual results may differ significantly from the results discussed. Forward-looking information is intended to reflect opinions as of the date this Form 10-Q was issued and such information will not necessarily be updated by Chemtura.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 7A Quantitative and Qualitative Disclosures About Market Risk and the Derivative Instruments and Hedging Activities Note to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  Also refer to the Derivative Instruments and Hedging Activities footnote included in the notes to the condensed consolidated financial statements (unaudited) included in this Form 10-Q.

The fair market value of long-term debt is subject to interest rate risk.  The Company’s long-term debt amounted to $1,328 million at September 30, 2005.  The fair market value of such debt as of September 30, 2005 was $1,422 million, which has been determined primarily based on quoted market prices.

The Company uses price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases.  In January 2004, these contracts were designated as hedges of a portion of the Company’s forecasted natural gas purchases for a rolling two-year period.  These contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based.  The differential paid or received as natural gas prices change is recognized as an adjustment to inventory.  The fair value of the contracts at September 30, 2005 of $21.7 million was recorded as a component of accumulated other comprehensive loss.  Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes.  A hypothetical ten percent increase in the cost of natural gas at September 30, 2005 would result in an increase in the fair market value of the outstanding derivatives of $4.1 million to a fair market value of $25.8 million; conversely, a hypothetical ten percent decrease in the cost of natural gas would result in a decrease in the fair market value of the outstanding derivatives of $4.1 million to a fair market value of $17.6 million.

The Company manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate.  To manage this mix in a cost effective manner, the Company, from time to time, enters into interest rate swap agreements in which it agrees to exchange various combinations of fixed and/or variable interest rates based agreed-upon notional amounts that are supported by the Company’s current debt positions.  The Company currently has fixed-to-variable interest rate swaps to manage interest expense on $200 million of the $400 million 7% fixed rate debt.  Based on the Company’s debt position at September 30, 2005, a hypothetical change in interest rates of 1 percentage point for a one-year period would change earnings (loss) from continuing operations before income taxes by approximately $6 million.  This analysis does not consider any effect that a change in interest rates would have on overall economic activity or management actions to mitigate interest rate changes.

Through September 30, 2005, there have been no other significant changes in market risk since December 31, 2004.

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

(b) Changes in Internal Control over Financial Reporting

During the course of its review of the Company’s income tax accounts for the year ended December 31, 2004, the Company’s auditors identified material misstatements in these accounts.  Certain controls designed to prevent and detect these misstatements did not operate effectively.  Management did not complete a comprehensive and timely review of the income tax accounts, which led to these misstatements in current income taxes payable and certain deferred tax assets and liabilities.  The errors were corrected prior to the filing of the Company’s December 31, 2004 Form 10-K.

Management determined that as of December 31, 2004, the aforementioned deficiencies resulted in more than a remote likelihood that a material misstatement of the income tax accounts and disclosures in the annual or interim consolidated financial statements would not be prevented or detected. Accordingly, management concluded that this deficiency represented a material weakness. Consequently, management concluded that as of December 31, 2004, the Company’s internal control over financial reporting was not effective based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Subsequent to December 31, 2004, management designed certain additional compensating controls intended to prevent and detect the aforementioned potential misstatements. These controls were implemented during the first quarter of 2005 and prior to the filing of the Company’s 2004 Form 10-K. Management believes these controls would have functioned effectively in detecting and preventing the errors before the Company filed its 2004 Form 10-K and minimized the risk associated with this material weakness. These controls include the engagement of a registered public accounting firm to review the Company’s income tax accounts and disclosures.

In addition, the Company has engaged a registered public accounting firm to assist the Company in its review of interim and year-end income tax accounting processes and to assist the Company in identifying and implementing improvements in the timing and execution of accounting and control activities related to such processes.  Beginning with the first quarter of 2005, the Company has implemented additional procedures that include redesigning workpapers, improving information flow, strengthening its review procedures, and enhancing communication within the accounting and tax departments to ensure that such errors do not recur.

In July 2005, the company successfully implemented a new version of SAP, its enterprise-wide management information system. The implementation involved upgrading an earlier version of SAP to a more current version for the former Crompton businesses in the United States, Europe and Canada. The implementation also involved the migration of two former Crompton separate SAP systems to a single system. As part of the implementation process, the Company followed control procedures designed to ensure that the financial information generated from the new version of SAP could be relied upon. As required under Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”), management is currently undertaking a thorough assessment of the Company’s internal controls that were part of the implementation process and all other internal controls impacted by the implementation process. Management expects the assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 to be included in its annual report on Form 10-K for 2005 as required under the Act. As of the date of the filing of this Form 10-Q, management has not identified any adverse material changes to the Company’s internal controls over financial reporting as a result of the implementation of the new version of SAP.

The Company has elected to exclude the internal controls of Great Lakes from the Company’s assessment of internal control over financial reporting as of the year ended December 31, 2005, as permitted under the Frequently Asked Questions guidance provided by the Office of the Chief Accountant and the Division of Corporate Finance of the Securities and Exchange Commission relating to Management’s Report on Internal Control Over Financial Reporting and Disclosure in Exchange Act Periodic Reports.

The excluded Great Lakes internal controls will be limited to those surrounding processes that are substantially related to the acquired Great Lakes business and operations. The Company is not aware of any material weaknesses in internal controls over financial reporting related to the Great Lakes controls.

With the exception of the items discussed above, there were no changes in internal control over financial reporting in the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Environmental Liabilities

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts.  For each site, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. The total amount accrued for such environmental liabilities at September 30, 2005 was $143.2 million.  The Company estimates the potential currently determinable environmental liability to range from $129 million to $157 million at September 30, 2005.  The Company’s reserves include estimates for determinable clean-up costs.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and other equitable factors that are available with respect to these matters and believes that the likelihood of a material adverse effect resulting from the currently indeterminable clean-up costs is remote. However, the final cost of clean-up at these sites could exceed the Company’s present estimates and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations and cash flows. It is reasonably possible that the Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

The Company and some of its subsidiaries have been identified by federal, state or local governmental agencies and by other potentially responsible parties (a “PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States.  Because these regulations have been construed to authorize joint and several liability, the EPA could seek to recover all costs involving a waste disposal site from any one of the PRP’s for such site, including the Company, despite the involvement of other PRP’s.  In many cases, the Company is one of several hundred PRP’s so identified.  In a few instances, the Company is one of only a handful of PRP’s, and at one site, the Company is the only PRP performing investigation and remediation.  Where other financially responsible PRP’s are involved, the Company expects that any ultimate liability resulting from such matters will be apportioned between the Company and such other parties.  In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.

Vertac Litigation—As previously disclosed in Chemtura’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Uniroyal Chemical Company, Inc., (a wholly owned subsidiary of Chemtura) and its Canadian subsidiary, Uniroyal Chemical Co./Cie were joined with others as defendants in consolidated civil actions brought in the United States District Court, Eastern District of Arkansas, Western Division (the “Court”) by the United States of America, the State of Arkansas and Hercules Incorporated (“Hercules”), relating to a Vertac Chemical Corporation site in Jacksonville, Arkansas. Uniroyal Chemical Company, Inc. was subsequently dismissed from the action.

On March 30, 2005, the Court entered a memorandum opinion and order finding no basis for Hercules’ claim of divisibility of harm for the damages arising from the remediation for which Hercules and Uniroyal Chemical Company Co./Cie had previously been found jointly and severally liable. The Court also rejected challenges to the constitutionality of CERCLA and its application in this case. Further, the Court affirmed its earlier findings regarding allocation. The net result of the memorandum opinion and order is the allocation of liability upon Uniroyal Chemical Company Co./Cie of 2.6 percent of the damages imposed jointly and severally upon Uniroyal Chemical Company Co./Cie and Hercules. This finding returns the parties to the positions held following the Court’s February 3, 2002 order, which resulted in liability upon Uniroyal Chemical Company Co./Cie to the United States for approximately $2.9 million and liability to Hercules for contribution for approximately $0.7 million. Hercules and Uniroyal Chemical Company Co./Cie have appealed the findings of the Court regarding the constitutionality of CERCLA, and Hercules has appealed the divisibility findings and the allocation finding. The appeal to the Eighth Circuit Court of Appeals can be expected to take up to eighteen months before judgment. Assuming the Eighth Circuit Court of Appeals affirms all issues, Uniroyal Chemical Company Co./Cie may elect to petition for certiorari before the United States Supreme Court on the issue of its liability as an “arranger” under the CERCLA statutory scheme.

Petrolia - In April 2004, the Company and other owners of property near our former Petrolia, Pennsylvania facility were named as defendants in a toxic tort class action lawsuit alleging contamination in and around the named areas that gave rise to certain property damage and personal injuries.  The plaintiffs also seek clean-up by the defendants of the alleged contamination.  On October 18, 2005, the Court issued its Memorandum Opinion and Order denying the plaintiffs’ motion for class certification.

Legal Proceedings from Great Lakes

Conyers - The Company and certain of its officers and employees have been named as defendants in five state class action lawsuits filed in three counties in Georgia pertaining to the fire at the Company’s Conyers, Georgia warehouse on May 25, 2004 including the Davis case in Rockdale County, the Burtts and Hill cases in Fulton County and the Chapman and Brown cases in Gwinnett County. These suits seek recovery for economic and non-economic damages allegedly suffered as a result of the fire. The Company intends to vigorously defend against these lawsuits. The Company established a claims settlement process within one day of the fire to resolve all legitimate economic and personal injury claims raised by residents and businesses in Rockdale County, Georgia. While attorneys for certain plaintiffs attempted to stop this process, the Rockdale Superior Court ordered that the claims process continue in the interests of the citizens of that county. At the time of the fire, the Company maintained, and continues to maintain, property and general liability insurance. The Company believes that its general liability policies will adequately cover any third party claims and legal and processing fees in excess of the amounts that were recorded through September 30, 2005.

On March 29, 2005, the plaintiffs filed an alleged class action lawsuit in the United States District Court for the Northern District of Georgia, also referred to as the Martin case, seeking recovery of damages allegedly caused by the May 2004 fire. In addition, the Martin plaintiffs seek a declaratory judgment to void, as a matter of law, all settlements executed to date. The Company has filed a motion to dismiss the Martin case on jurisdictional grounds.  The plaintiffs in the state class action lawsuits described above each filed motions to voluntarily dismiss their respective cases in order to include their claims with the Martin federal court action.  The applicable state courts have granted the plaintiffs’ motions to dismiss the Burtts and Hill cases.  The motions to voluntarily dismiss the Chapman and Brown cases remain pending and are subject to opposition by the Company.  The Company has successfully opposed the dismissal of the Davis case and the plaintiffs’ appeal of that outcome was rejected by the Georgia Supreme Court.  The plaintiffs in the Davis case have subsequently filed an additional motion to voluntarily dismiss the case, and the Company has opposed this motion.  This additional motion to dismiss the Davis case remains pending.

Albemarle Corporation - In May 2002, Albemarle Corporation filed two complaints against the Company in the United States District Court for the Middle District of Louisiana, one alleging that the Company infringed three process patents held by Albemarle Corporation relating to bromine vacuum tower technology, and the other alleging that the Company infringed or contributed to or induced the infringement of a patent relating to the use of decabromodiphenyl ethane as a flame retardant in thermoplastics. On a motion by the Company and over Albemarle’s objection, the cases were consolidated. In addition, the Company filed a counterclaim with the District Court in the flame retardant cases, alleging, among other things, that the Albemarle patent is invalid or was obtained as a result of inequitable conduct from the United States Patent and Trademark Office. In March 2004, Albemarle amended its consolidated complaint to add additional counts of patent infringement and trade secret violations. The Company believes that the allegations of Albemarle in the consolidated complaint, as well as the allegations in the additional counts, are without basis factually or legally, and intends to defend the case vigorously.  On October 25, 2005, Albemarle filed a complaint against Chemtura Corporation and Great Lakes Chemical Corporation in the United States District Court for the Middle District of Louisiana alleging that Chemtura and Great Lakes infringe a recently granted U.S. patent held by Albemarle relating to a decabromodiphenyl ethane “wet cake” intermediate product.  The Company believes that the allegations of the complaint are without basis, factually or legally, and intends to defend the case vigorously.

OSCA - Great Lakes previously held interests in a company named OSCA, Inc., which interests were divested to BJ Services Company in May 2002. OSCA is a party to certain pending litigation regarding a blowout of a well in the Gulf of Mexico operated by Newfield Exploration Company. In the lawsuit, the plaintiffs claimed that OSCA and the other defendants breached their contracts to perform work-over operations on the well and were negligent in performing those operations. Pursuant to an indemnification agreement between Great Lakes and BJ Services entered into at the time of the sale of OSCA, Great Lakes agreed to pay BJ Services a certain percentage of any uninsured cash damages in excess of an amount paid by OSCA upon settlement or final determination of this pending litigation. In April 2002, a jury found OSCA and the other defendants responsible for those claims and determined OSCA’s share of the damages. In connection with the lawsuit, the Company asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident. Following a related trial on these insurance coverage claims, the court issued its final judgments on the underlying liability claims and the insurance coverage claims, entering judgment against OSCA for a net amount of approximately $13.3 million plus interest and finding that such amount was only partially covered by insurance. As of September 30, 2005, the Company had a $9.6 million reserve recorded for this indemnification liability. The Company and BJ Services have appealed certain of the liability and insurance coverage decisions.

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

Other Product Areas

The Company and certain of its subsidiaries are subjects of, and continue to cooperate in, coordinated criminal and civil investigations being conducted by the DOJ, the Canadian Competition Bureau and the EC (collectively, the “Governmental Authorities”) with respect to possible antitrust violations relating to the sale and marketing of certain other products, including ethylene propylene diene monomer (EPDM); heat stabilizers, including tin-based stabilizers and precursors, mixed metal stabilizers and epoxidized soybean oil (ESBO); nitrile rubber; and, in the case of the DOJ and the Canadian Competition Bureau, urethanes and urethane chemicals.  The EC has notified the Company that it has closed its investigation with respect to urethanes and urethane chemicals.  Such investigations concern anticompetitive practices, including price fixing and customer or market allocations, undertaken by the Company and such subsidiaries and certain of their officers and employees. The Company and its subsidiaries that are subject to the investigations have received from each of the Governmental Authorities verbal or written assurances of conditional amnesty from prosecution and fines. The EC’s grant of conditional amnesty with respect to heat stabilizers is presently limited to tin-based stabilizers and their precursors, but the Company expects to be granted conditional amnesty by the EC with respect to mixed metal stabilizers and ESBO. The assurances of amnesty are conditioned upon several factors, including continued cooperation with the Governmental Authorities. The Company is actively cooperating with the Governmental Authorities regarding such investigations.

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

The Company’s antitrust costs increased from $3.3 million (pre-tax) during the immediately prior fiscal quarter ended June 30, 2005 to $6.7 million (pre-tax) for the fiscal quarter ended September 30, 2005.  The antitrust costs for the third quarter of 2005 consist of $3.9 million for the settlement of three class actions in Canada covering direct and indirect purchasers of EPDM (as described below) and the remainder for legal fees and costs associated with antitrust investigations and related civil lawsuits. The Company expects to continue to incur costs, which may be substantial, until all antitrust investigations are concluded and civil claims are resolved.

Civil Lawsuits

Except for those actions indicated as being subject to a settlement agreement, including the direct purchaser actions with respect to rubber chemicals or EPDM that were the subject of the Global Settlement Agreement, or previously dismissed by the applicable court, the actions described below under “Civil Lawsuits” are in early procedural stages of litigation and, accordingly, the Company cannot predict their outcome. The Company will seek cost-effective resolutions to the various pending and threatened legal proceedings and governmental investigations regarding its operations; however, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company’s financial condition, results of operations and prospects. Except for direct purchaser claims with respect to rubber chemicals and EPDM, which were subject to the Global Settlement Agreement.  The Company has not recorded a charge for potential liabilities and expenses in connection with the civil claims not subject to any settlement agreement, because it is not yet able to reasonably estimate such costs.

U.S. Federal Antitrust Actions

Plastics Additives Settlement Agreement. On August 11, 2004, the Company and plaintiff class representatives entered into a Settlement Agreement (the “Plastics Additives Settlement Agreement”) that resolves, with respect to the Company, a single, consolidated direct purchaser class action lawsuit that was filed in the United States District Court, Eastern District of

Pennsylvania, against the Company and other companies, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased plastics additives in the United States directly from any of the defendants or from any predecessors, parents, subsidiaries or affiliates thereof at any time during the period from January 1, 1990 through January 31, 2003. The complaint in this action principally alleged that the defendants conspired to fix, raise, maintain or stabilize prices for plastics additives sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities. Under the Plastics Additives Settlement Agreement, the Company paid $5.0 million to a settlement fund in exchange for the final dismissal, with prejudice, of the lawsuit as to the Company, and a complete release of all claims against the Company set forth in the lawsuit. The court granted final approval of the Plastics Additives Settlement Agreement in January 2005.

Partially Terminated Global Settlement Agreement. On January 11, 2005, the Company and plaintiff class representatives entered into a Settlement Agreement (the “Global Settlement Agreement”) that was intended to resolve, with respect to the Company, three consolidated direct purchaser class action lawsuits that were filed in the United States District Courts in the District of Connecticut, Western District of Pennsylvania and the Northern District of California, respectively, against the Company, its subsidiary Uniroyal Chemical Company, Inc., now known as Crompton Manufacturing, Inc. (referred to as “Uniroyal” for purposes of the description of the Company’s civil lawsuits), and other companies, by plaintiffs on behalf of themselves and classes consisting of all persons or entities who purchased EPDM, nitrile rubber and rubber chemicals, respectively, in the United States directly from one or more of the defendants or any predecessor, parent, subsidiary or affiliates thereof, at any time during various periods, with the earliest commencing on January 1, 1995. The complaints in the consolidated actions principally alleged that the defendants conspired to fix, raise, maintain or stabilize prices for EPDM, nitrile rubber and rubber chemicals, as applicable, sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities.  The Global Settlement Agreement provided that the Company would pay a total of $97.0 million, consisting of $62.0 million with respect to rubber chemicals, $30.0 million with respect to EPDM and $5.0 million with respect to nitrile rubber, in exchange for the final dismissal with prejudice of the foregoing three lawsuits as to the Company and a complete release of all claims against the Company set forth in the lawsuits.

In accordance with its rights under the Global Settlement Agreement, the Company terminated those parts of the settlement covering rubber chemicals and EPDM following the exercise of opt out rights by certain potential members of the applicable classes.  As a result of the Company’s partial termination of the Global Settlement Agreement, the consolidated direct purchaser class action lawsuits relating to rubber chemicals and EPDM continue to proceed in their respective federal district courts.  The Company is negotiating settlements directly with a number of the larger potential claimants in those actions.  The Company did not adjust the reserves previously established with respect to claims by direct purchasers of rubber chemicals and EPDM, which represents managements best estimate of the liability at this time. The nitrile rubber portion of the Global Settlement Agreement has been approved by the United States District Court for the Western District of Pennsylvania.

ParaTec Elastomers Cross-Claims. A defendant in the class action lawsuit relating to nitrile rubber, ParaTec Elastomers LLC, a former joint venture in which the Company previously owned a majority interest but now has no interest, has asserted cross claims against the Company and Uniroyal in this class action, seeking damages that ParaTec Elastomers LLC has allegedly suffered or may suffer as a result of the Company’s actions, including the Company’s alleged failure to obtain immunity for ParaTec Elastomers with respect to the EC’s investigation of the sale and marketing of nitrile rubber.  The ParaTec Elastomers complaint seeks damages of unspecified amounts, including attorneys’ fees and punitive damages with respect to certain of the alleged causes of action, injunctive relief, pre- and post-judgment interest, costs and disbursements and such other relief as the court deems just and proper.  On August 6, 2004, the Company filed a motion to dismiss the cross claims, or in the alternative to compel arbitration.  On September 29, 2005, the motion to dismiss was granted with respect to the plaintiff’s claims of violation of the Connecticut Unfair Trade Practices Act, breach of contract, fraud and promissory estoppel.  The motion to dismiss was denied with respect to the plaintiff’s claims for contractual indemnification pursuant to the ParaTec Elastomers LLC Agreement, breach of fiduciary duty and breach of covenant of good faith and fair dealing.  In addition, the court denied the Company’s motion to compel arbitration.  The Company has appealed the denial of its motion to compel arbitration.

Remaining Direct Purchaser Lawsuits. The Company, individually or together with its subsidiary Uniroyal, and other companies, continues to be or has become a defendant in certain direct purchaser lawsuits filed in federal courts during the period from May 2004 through August 2005 involving the sale of rubber chemicals, EPDM, polychloroprene, nitrile rubber, plastics additives and urethanes and urethane chemicals.

•                  With respect to rubber chemicals, the Company, Uniroyal and other companies are defendants in five direct purchaser lawsuits, including the consolidated direct purchaser lawsuit previously subject to the Global Settlement Agreement.  The first direct purchaser lawsuit, as amended, was filed on March 15, 2005 in the United States District Court, Northern District of California, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased rubber chemicals in the United States directly from any of the defendants or from any present or former parent, subsidiary or affiliate thereof at any time during the period from May 1, 1995 to December 31, 2001.  The second direct purchaser lawsuit was filed on July 15, 2004, in the United States District Court, Western District of Pennsylvania, by RBX Industries, Inc., and the third direct purchaser lawsuit was filed on July 16, 2004, in the United States District Court, Northern District of Ohio, by Goodyear Tire & Rubber Company, in each case, with respect to purchases of rubber chemicals from one or more of the defendants. Both actions have been transferred to the Northern District of California. The fourth lawsuit was filed on March 9, 2005, in the United States District Court, Northern District of Ohio (now transferred to the Northern District of California), by Parker Hannifin Corporation and PolyOne Corporation with respect to purchases of rubber chemicals from one or more of the defendants. The fifth lawsuit was filed on June 1, 2005, in the United States District Court, Northern District of California, by Caterpillar Inc., Carlisle Companies Incorporated and certain subsidiaries of Carlisle Companies Incorporated with respect to purchases of rubber chemicals from one or more of the defendants.

•                  With respect to EPDM, the Company, Uniroyal and other companies are defendants in five direct purchaser lawsuits, including the consolidated direct purchaser lawsuit previously subject to the Global Settlement Agreement.  The first lawsuit, as amended, was filed on July 1, 2004, in the United States District Court, District of Connecticut, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased EPDM in the United States directly from any of the defendants or from any predecessor, subsidiary or affiliate thereof at any time during the period from January 1, 1997 to December 31, 2001.  The second lawsuit was filed on July 28, 2004, in the United States District Court, Eastern District of Pennsylvania (now transferred to the District of Connecticut), by RBX Industries, Inc.  The third lawsuit was filed on June 1, 2005, in the United States District Court, Northern District of New York (now conditionally transferred to the District of Connecticut), by Carlisle Companies Incorporated and certain of its subsidiaries with respect to purchases of EPDM from one or more of the defendants.  The Company, Uniroyal and other companies are also defendants in two multi-product lawsuits involving EPDM, which are described separately below.

•                  With respect to nitrile rubber, the Company, Uniroyal and other companies are defendants in a multi-product direct purchaser lawsuit involving nitrile rubber, which is described separately below.

•                  With respect to plastics additives, the Company and other companies are defendants in one direct purchaser lawsuit and one indirect purchaser lawsuit.  The first lawsuit was filed on December 28, 2004, in the United States District Court, Northern District of Ohio, by PolyOne Corporation with respect to purchases of plastics additives from one or more of the defendants. This action has been transferred to the Eastern District of Pennsylvania for coordination with the consolidated class action pending there with respect to those plaintiffs that have opted out of the Plastics Additives Settlement Agreement. The second lawsuit is a class action lawsuit filed in August 2005, in the United States District Court, Eastern District of Pennsylvania, by plaintiffs on behalf of themselves and a class consisting of all persons and business entities within 22 states and the District of Columbia that indirectly purchased products containing plastics additives manufactured, sold or distributed by the defendants, other than for resale, at any time from January 1, 1990 to January 31, 2003.

•                  With respect to urethanes and urethane chemicals, the Company, Uniroyal and other companies are defendants in a consolidated direct purchaser class action lawsuit filed on November 19, 2004, in the United States District Court, District of Kansas, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased urethanes and urethane chemicals in the United States directly from any of the defendants or from any present or former parent, subsidiary or affiliate thereof at any time during the period from January 1, 1998 to the present. This action consolidates twenty-six direct purchaser class action lawsuits previously described in the Company’s prior periodic reports filed with the Securities and Exchange Commission.  On September 23, 2005, the plaintiffs filed an amended complaint, which is being contested by the Company.

•                  The remaining two federal purchaser lawsuits are multi-product lawsuits. The Company, Uniroyal and other companies are defendants in a single direct purchaser lawsuit filed on May 7, 2004, as amended on June 23, 2004, in the United States District Court, Northern District of Ohio, by Goodyear Tire & Rubber Company with respect to purchases of EPDM and polychloroprene from one or more of the defendants. The Company, Uniroyal and other companies are also defendants in a direct purchaser lawsuit filed on November 16, 2004, in the United States District Court, Northern District of Ohio, by Parker Hannifin Corporation and PolyOne Corporation with respect to purchases of EPDM, nitrile rubber and polychloroprene from one or more of the defendants.  Each of the foregoing two actions has been transferred to the District of Connecticut.

The complaints in these actions (other than the indirect purchaser class action relating to plastics additives described above) principally allege that the defendants conspired to fix, raise, maintain or stabilize prices for rubber chemicals, EPDM, polychloroprene, nitrile rubber, plastics additives or urethanes and urethane chemicals, as applicable, sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities. With respect to the indirect purchaser class action relating to plastics additives, the complaint principally alleges that the defendants conspired to fix, raise, stabilize and maintain the price of plastics additives and allocate markets and customers in the named jurisdictions in violation of certain antitrust statutes and consumer protection and unfair or deceptive practices laws of the relevant jurisdictions, and that this caused injury to purchasers in the foregoing states who paid more to purchase indirectly plastics additives as a result of such alleged anticompetitive activities.  With respect to the complaints relating to the sale of polychloroprene, although the Company does not sell or market polychloroprene, the complaints allege that the Company and producers of polychloroprene conspired to raise prices with respect to polychloroprene and the other products included in the complaint collectively in one conspiracy.  In each of the foregoing actions, the plaintiffs seek, among other things, treble damages of unspecified amounts, costs (including attorneys’ fees) and injunctive relief preventing further violations of the Sherman Act (with respect to the direct purchaser actions) or the improper conduct alleged in the complaint (with respect to the indirect purchaser class action).

State Court Antitrust Class Actions

Rubber Chemicals. With respect to rubber chemicals, the Company, certain of its subsidiaries and other companies remain defendants in eight pending putative indirect purchaser class action lawsuits filed during the period from October 2002 through February 2005 in state courts.

•                  Four of the outstanding eight lawsuits were filed in California, Florida, Tennessee and West Virginia, from October 2002 through February 2003, and the putative class in each lawsuit comprises all persons within each of the applicable states who purchased tires other than for resale that were manufactured using rubber processing chemicals sold by the defendants since 1994.  The complaints principally allege that the defendants agreed to fix, raise, stabilize and maintain the price of rubber processing chemicals used as part of the tire manufacturing process in violation the laws of these states and that this caused injury to individuals who paid more to purchase tires as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, interest and attorneys’ fees and costs.  A previously pending putative indirect purchaser action filed in Minnesota was dismissed by the court on August 29, 2005.  The plaintiff in this case has filed a notice of appeal of the court’s decision.

•                  The fifth lawsuit was filed in Massachusetts on March 17, 2004 and amended on April 21, 2004, and the putative class comprises all natural persons within Massachusetts who purchased for non-commercial purposes any product containing rubber chemicals sold by the defendants or any subsidiary or affiliate thereof, or any co-conspirator, from January 1, 1994 through December 31, 2001 and who are residents of Massachusetts. The complaint principally alleges that the defendants agreed to fix, raise, stabilize and maintain the price of rubber chemicals distributed or sold in Massachusetts and throughout the United States in violation of the laws of that state and that the plaintiff and the alleged class were injured. The plaintiff seeks, among other things, double or treble damages of an unspecified amount, interest and attorneys’ fees and costs.

•                  The sixth lawsuit was filed in Tennessee on February 17, 2005, and the putative class comprises all individuals and entities in Tennessee, 22 other states and the District of Columbia, who purchased rubber chemicals indirectly from the defendants or any of their co-conspirators, parents, predecessors, successors, subsidiaries and affiliates at any time from at least January 1, 1994. The complaint principally alleges that the defendants agreed to fix, raise, stabilize and maintain the price of rubber chemicals and to allocate markets and customers for the sale of rubber chemicals in violation of the laws of these states and that this caused the members of the class to pay inflated prices for products manufactured using rubber chemicals. The plaintiffs seek, among other things, to recover single or treble damages of an unspecified amount, attorneys’ fees and costs.

•                  The remaining  two lawsuits, one filed in Florida on May 25, 2004, as amended on January 21, 2005, and the other filed in Pennsylvania on February 14, 2005, as amended on June 8, 2005, are multi-product lawsuits and are described under the heading “Multi-Product Lawsuit” below.

The Company and its defendant subsidiaries have filed motions to dismiss on substantive and personal jurisdictional grounds or answers with respect to all of the pending lawsuits. Certain motions to dismiss remain pending, and other motions to dismiss have been denied by the applicable court, which are being, or will be, appealed by the Company and its defendant subsidiaries.

EPDM. With respect to EPDM, the Company, its subsidiary Uniroyal, and other companies are defendants in fifteen pending putative indirect purchaser class action lawsuits filed during the period of October 2003 through February 2005 in state courts.

•                  Nine of the outstanding fifteen lawsuits were filed in California, North Carolina, Florida, New York, Iowa, New Mexico, Vermont, Nebraska and Kansas, respectively, from October 2003 through February 2005, and the putative class of each action comprises all persons or entities in each of the applicable states who purchased indirectly EPDM at any time from the defendants or any predecessors, parents, subsidiaries, or affiliates thereof from at least January 1, 1994. The complaints principally allege that the defendants conspired to fix, raise, stabilize, and maintain the price of EPDM and allocate markets and customers in the United States, including foregoing states, respectively, in violation of the laws of those states and that this caused injury to purchasers paid more to purchase indirectly EPDM as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, single or treble damages of an unspecified amount, costs (including attorneys’ fees), and disgorgement of profits. The Company and its defendant subsidiaries have filed motions to dismiss on substantive and personal jurisdictional grounds or answers with respect to most of the foregoing actions. Two previously pending putative indirect purchaser class action lawsuits filed in Arizona and Ohio were dismissed in September and October 2005, respectively.

•                  The tenth lawsuit was filed in Tennessee on August 19, 2004, and the putative class comprises all persons or business entities in Tennessee, 24 other states and the District of Columbia that purchased indirectly EPDM manufactured, sold or distributed by the defendants, other than for resale, from January 1994 to December 2002. The complaint principally alleges that the defendants conspired to fix, raise, stabilize, and maintain the price of EPDM and allocate markets and customers in the United States, including the foregoing states, respectively, in violation of the laws of those states and that this caused injury to purchasers who paid more to purchase indirectly EPDM as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, single or treble damages of an unspecified amount, costs (including attorneys’ fees), and disgorgement of profits.

•                  The five remaining lawsuits, filed in Massachusetts, Florida, California, New York and Pennsylvania, respectively, between May 2004 and February 2005, as thereafter amended, are multi-product lawsuits and are described under the heading “Multi-Product Lawsuits” below.

The Company and its defendant subsidiaries have filed motions to dismiss on substantive and personal jurisdictional grounds with respect to eight of the pending non-multi-product lawsuits, and intends to file motions to dismiss the remaining two non-multi-product lawsuits.

Plastics Additives. With respect to plastics additives, the Company and other companies are defendants in two pending putative indirect purchaser class action lawsuits.  The two outstanding lawsuits were filed in California and Nebraska, respectively, and the putative class of each action comprises all persons or entities in each of the applicable states who purchased indirectly plastics additives at any time from any of the defendants, other than for resale, during various periods, each commencing on January 1, 1990.  Each of the foregoing lawsuits principally alleges that the defendants and co-conspirators agreed to fix, raise, stabilize and maintain the price of plastics additives in violation of the laws of jurisdictions named in the complaints, as applicable, and that this caused injury to purchasers who paid more to purchase plastics additives as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, costs (including attorneys’ fees) and/or injunctive relief preventing the defendants from continuing the unlawful activities alleged in the complaint. The Company has filed motions to dismiss the remaining two cases, one of which as been denied by the applicable court.   Previously pending putative indirect purchaser actions filed in Vermont, Arizona, Ohio, Tennessee and Kansas have been dismissed.

Nitrile Rubber. With respect to nitrile rubber, the Company, its subsidiary Uniroyal, and other companies are defendants in fifteen pending putative indirect purchaser class action lawsuits filed during the period of March 2004 through February 2005 in state courts.

•                  Six of the outstanding fifteen lawsuits were filed in California from March 2004 to August 2004. The putative classes in these actions comprise all persons or entities in California who purchased indirectly nitrile rubber from any of the defendants at various times from January 1, 1994. The complaints principally allege that the defendants conspired to fix, raise, stabilize and maintain the price of nitrile rubber and allocate markets and customers in the United States and California in violation of the laws of that state and that this caused injury to purchasers who paid more to purchase, indirectly, nitrile rubber as a result of such alleged anticompetitive activities. The plaintiffs in these actions seek, among other things, treble damages of an unspecified amount, costs (including attorneys’ fees), and disgorgement of profits. By agreement, plaintiffs in the six California actions will file a consolidated amended complaint. The lawsuits filed in California have been stayed until a complaint consolidating the lawsuits has been filed.

•                  One of the outstanding lawsuits was filed in Tennessee on December 22, 2004. The putative class comprises all individuals and entities in 23 states and the District of Columbia who purchased indirectly nitrile rubber from the defendants or any of their co-conspirators, parents, predecessors, successors, subsidiaries and affiliates from January 1, 1994 to the present. The complaint principally alleges that the defendants conspired to fix, raise, stabilize and maintain the price of nitrile rubber and allocate markets and customers in Tennessee and the other named jurisdictions in violation of the Tennessee Trade Practices Act and the Tennessee Consumer Protection Act of 1977, as well as the common law of the other named jurisdictions, and that this caused injury to purchasers in the foregoing states who paid more to purchase, indirectly, nitrile rubber as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of unspecified amounts and costs (including attorneys’ fees).

•                  Three of the outstanding lawsuits were filed in Vermont, Arizona, and Nebraska, respectively, from January 2005 through February 2005, and the putative class of each action comprises all persons or entities in each of the applicable states who purchased indirectly nitrile rubber manufactured, sold or distributed by the defendants, other than for resale, during January 1, 1995 through June 30, 2003. The complaints principally allege that the defendants conspired to fix, raise, stabilize and maintain the price of nitrile rubber in violation of the laws of these states. The plaintiffs seek, among other things, damages of unspecified amounts and costs (including attorneys’ fees).  Plaintiffs in the previously pending putative indirect purchaser actions filed in Vermont, Kansas and Ohio have filed notices of voluntary dismissal with respect to their respective lawsuits.

•                  The five remaining lawsuits, filed in Massachusetts, Florida, California, New York and Pennsylvania, respectively, between May 2004 and February 2005, are multi-product lawsuits and are described under the heading “Multi-Product Lawsuits” below.

The Company has filed motions to dismiss on substantive and personal jurisdictional grounds with respect to three of the pending non-multi-product lawsuits described above.

Urethanes and Urethane Chemicals. With respect to urethanes and urethane chemicals, the Company, its subsidiary Uniroyal, and other companies are defendants in seventeen pending putative indirect purchaser class action lawsuits in six states.

•                  Eleven of the outstanding seventeen lawsuits were filed in California from March through June 2004. The putative class in the California actions comprises all persons or entities in California who purchased indirectly urethanes and urethane chemicals from any of the defendants at any time during various periods with the earliest commencing on January 1, 1990. By agreement, plaintiffs in the California actions will file a consolidated amended complaint.

•                  One of the lawsuits was filed in Tennessee on April 28, 2004. The putative class comprises all natural persons who purchased indirectly urethanes and urethane chemicals during the period from January 1, 1994 to April 2004. A previously pending putative indirect purchaser class action lawsuit filed in Tennessee was dismissed in March 2005.

•                  The five remaining lawsuits, filed in Massachusetts, Florida, California, New York and Pennsylvania, respectively, between May 2004 and February 2005, as thereafter amended, are multi-product lawsuits and are described under the heading “Multi-Product Lawsuits” below.

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

•                    One of the outstanding multi-product lawsuits was filed in Florida on May 25, 2004, as amended on January 21, 2005, and the putative class comprises all natural persons who, within Florida, 19 other states and the District of Columbia, purchased for non-commercial purposes any product containing rubber and urethane products (defined to include rubber chemicals, EPDM, nitrile rubber and urethanes and urethane chemicals) manufactured or sold by any of the defendants, and which were the subject of price-fixing by any of the defendants or any co-conspirator, at any time from January 1, 1994 through December 31, 2004. The complaint principally alleges that the defendants agreed to fix, raise, stabilize and maintain the price of rubber chemicals distributed or sold in Florida, 19 other states and the District of Columbia in violation of the laws of these states and the District of Columbia, and that the plaintiff and the alleged class were injured. The plaintiff seeks, among other things, damages of an unspecified amount, interest and attorneys’ fees and costs. On March 16, 2005, the Company filed motions to dismiss the lawsuit, which remain pending.

•                    The second multi-product lawsuit was filed in Pennsylvania on February 14, 2005, as amended on June 8, 2005, and the putative class comprises all natural persons who, within Pennsylvania, purchased for non-commercial purposes any product containing rubber and urethane products (defined to include rubber chemicals, EPDM, nitrile rubber, urethanes and urethane chemicals) manufactured or sold by any of the defendants, and which were the subject of price-fixing by any of the defendants or any co-conspirator, at any time from January 1, 1994 through December 31, 2004.  The complaint principally alleges that the defendants agreed to fix, raise, stabilize and maintain the price of rubber chemicals distributed or sold in the applicable state and throughout the United States in violation of the laws of that state, and that the plaintiff and the alleged class were injured. The plaintiff seeks, among other things, damages of an unspecified amount, interest and attorneys’ fees and costs.  The Company filed a motion to dismiss this action in June 2005, which remains pending.

•                    The remaining three outstanding multi-product lawsuits were filed in February 2005, as thereafter amended, in Massachusetts, California and New York, respectively, and the putative class comprises all natural persons who, within the applicable state, purchased for non-commercial purposes any product containing rubber and urethane products (defined to include EPDM, nitrile rubber, urethanes and urethane chemicals) manufactured or sold by any of the defendants, and which were the subject of price-fixing by any of the defendants or any co-conspirator, at any time from January 1, 1994 through December 31, 2004. Each of the complaints principally alleges that the defendants agreed to fix, raise, stabilize and maintain the price of rubber chemicals distributed or sold in the applicable state and throughout the United States in violation of the laws of that state, and that the plaintiff and the alleged class were injured. The plaintiff in each lawsuit seeks, among other things, damages of an unspecified amount, interest and attorneys’ fees and costs.

Canadian Antitrust Actions

EPDM.  The Company and the plaintiffs in three previously disclosed Canadian class action lawsuits relating to EPDM have entered into a settlement agreement (the “EPDM Settlement Agreement”) that is intended to resolve, with respect to the Company and its defendant subsidiaries, the three lawsuits filed in the Superior Court of the District of Quebec, the Ontario Superior Court of Justice and the Supreme Court of British Columbia, respectively.  The lawsuits were  filed on behalf of residents of Canada who purchased, used or received EPDM or who purchased products containing EPDM between January 1, 1994 and December 31, 2002.  Each of the foregoing complaints principally alleged that the Company conspired with other defendants to restrain unduly competition in the sale of EPDM and to inflate artificially the sale price of EPDM in violation of Canada’s Competition Act, and that this caused injury to purchasers who paid artificially inflated prices for EPDM or products containing EPDM. The plaintiffs sought, among other things, authorization to commence a class action, recovery of the additional revenues generated by the artificial inflation of the price of EPDM, exemplary and punitive damages, attorneys’ fees and costs.

The EPDM Settlement Agreement provides that the Company will pay CDN$4.5 million (approximately U.S.$3.9 million) to the class claimants in Canada covering all direct and indirect purchasers of EPDM during the class period of January 1, 1997 to December 31, 2001 in exchange for the final dismissal with prejudice of the lawsuit as to the Company and its subsidiary defendants and a complete release of all claims against the Company and its subsidiary defendants set forth in the lawsuits.  The EPDM Settlement Agreement, which will be subject to court approval and notice to class members, provides the option for potential class members to opt out of the class and the recovery by the Company of a portion of the settlement funds with respect to potential members of the classes who choose to opt out of the settlement.

Rubber Chemicals.  Two motions for authorization to commence a class action were filed in May 2004, in the Superior Court of the District of St. Francois and the Superior Court of the District of Montreal, in Quebec, Canada, against the Company, Crompton Co./Cie (with respect to the motion filed in the Superior Court of the District of St. Francois only) and other companies. The motions were filed on behalf of persons and certain entities that purchased in Quebec rubber chemicals directly or indirectly from the parties respondent during various periods commencing in July 1995. The motions principally allege that the Company conspired with other defendants to restrain unduly competition in the sale of rubber chemicals and to inflate artificially the sale price of the rubber chemicals in violation of Canada’s Competition Act, and that this caused injury to purchasers who paid artificially inflated prices for such rubber chemicals. The plaintiffs in both motions seek, among other things, authorization to commence their respective class actions, recovery of the additional revenues generated by the artificial inflation of the price of rubber chemicals, attorneys’ fees and costs. The plaintiff in the motion filed in the District of Montreal also seeks exemplary and punitive damages. The plaintiffs for the motion filed in the District of St. Francois have agreed to transfer the motion to the Superior Court of the District of Montreal, where the other motion is pending. This court will determine which of the two motions will be suspended or dismissed, and which motion will proceed in that court. A Statement of Claim was filed in February 2005, in the Ontario Superior Court of Justice in London, Ontario in Canada, against the Company, its subsidiaries Crompton Canada Corporation, Crompton Co./Cie and Uniroyal, and other companies. The Statement of Claim was filed on behalf of a proposed class of persons and entities in Canada who purchased rubber chemicals (including accelerants and antidegradants) manufactured by the defendants or products containing such rubber chemicals from at least July 1995 to 2001. The Statement of Claim principally alleges that the Company conspired with other defendants to coordinate the timing and amounts of price increases for certain rubber chemicals and to allocate customers and sales volumes amongst themselves in violation of Canada’s Competition Act, and that this caused injury to purchasers who paid artificially inflated prices for rubber chemicals or products containing rubber chemicals. The plaintiff seeks, among other things, general and punitive damages, interest and costs on behalf of the proposed class. This case will proceed as a class action only if, when and to the extent it is certified as a class proceeding by the Ontario Court.

A Statement of Claim was filed in February 2005 (but served to the Company and its subsidiaries in August 2005), in the Supreme Court of British Columbia in Canada, against the Company, its subsidiaries Crompton Canada Corporation, Crompton Co./Cie and Uniroyal, and other companies. The Statement of Claim was filed on behalf of a proposed class of persons and entities in Canada who purchased rubber chemicals manufactured by the defendants or products containing rubber chemicals during the period from at least January 1994 to December 2002. The Statement of Claim principally alleges that the Company conspired with other defendants to restrain unduly competition in the sale of rubber chemicals and to inflate artificially the sale price of rubber chemicals in violation of Canada’s Competition Act, and that this caused injury to purchasers who paid artificially inflated prices for rubber chemicals. The plaintiff seeks, among other things, general and punitive damages, interest and costs on behalf of the proposed class. This case will proceed as a class action only if, when and to the extent it is certified as a class proceeding by the Supreme Court.

Urethanes and Urethane Chemicals.  A Statement of Claim was filed in February 2005 (but served to the Company and its subsidiaries in July 2005), in the Ontario Superior Court of Justice in London, Ontario in Canada, against the Company, its subsidiaries Crompton Canada Corporation, Crompton Co./Cie and Uniroyal, and other companies. The Statement of Claim was filed on behalf of a proposed class of persons and entities in Canada who purchased urethanes or urethane chemicals or products containing urethanes or urethane chemicals during the period from at least February 1998 to December 2002. The Statement of Claim principally alleges that the Company conspired with other defendants to restrain unduly competition in the sale of urethanes and urethane chemicals and to inflate artificially the sale price of urethanes and urethane chemicals in violation of Canada’s Competition Act, and that this caused injury to purchasers who paid artificially inflated prices for urethanes and urethane chemicals. The plaintiff seeks, among other things, general and punitive damages, interest and costs on behalf of the proposed class. This case will proceed as a class action only if, when and to the extent it is certified as a class proceeding by the Ontario Court.

Federal Securities Class Action

The Company, certain of its former officers and directors (the “Crompton Individual Defendants”), and certain former directors of the Company’s predecessor Witco Corp. are defendants in a consolidated class action lawsuit, filed on July 20, 2004, in the United States District Court, District of Connecticut, brought by plaintiffs on behalf of themselves and a class consisting of all purchasers or acquirers of the Company’s stock between October 1998 and October 2002. The consolidated amended complaint principally alleges that the Company and the Crompton Individual Defendants caused the Company to issue false and misleading statements that violated the federal securities laws by reporting inflated financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy. The putative class includes former Witco Corp. shareholders who acquired their securities in the Crompton-Witco merger pursuant to a registration statement that allegedly contained misstated financial results. The complaint asserts claims against the Company and the Crompton Individual Defendants under Section 11 of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. Plaintiffs also assert claims for control person liability under Section 15 of the Securities Act of 1933 and Section 20 of the Securities Exchange Act of 1934 against the Crompton Individual Defendants. The complaint also asserts claims for breach of fiduciary duty against certain former directors of Witco Corp. for actions they allegedly took as Witco Corp. directors in connection with the Crompton-Witco merger. The plaintiffs seek, among other things, unspecified damages, interest, and attorneys’ fees and costs. The Company and the Crompton Individual Defendants filed a motion to dismiss on September 17, 2004, which is now fully briefed and pending. The former directors of Witco Corp. filed a motion to dismiss in February 2005, which is pending. On July 22, 2005, the court granted a motion by the Company and the Crompton Individual Defendants to stay discovery in the related Connecticut shareholder derivative lawsuit (described below under “Shareholder Derivative Lawsuit”), pending resolution of the motion to dismiss by the Company and Crompton Individual Defendants.

Shareholder Derivative Lawsuit

Certain current directors and one former director and officer of the Company (the “Individual Defendants”) are defendants in a shareholder derivative lawsuit filed on August 25, 2003 in Connecticut state court, nominally brought on behalf of the Company. The Company is a nominal defendant in the lawsuit. The plaintiff filed an amended complaint on November 19, 2004. The amended complaint principally alleges that the Individual Defendants breached their fiduciary duties by causing or allowing the Company to issue false and misleading financial statements by inflating financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy. The plaintiff contends that this wrongful conduct caused the Company’s financial results to be inflated, cost the Company its credibility in the marketplace and market share, and has and will continue to cost the Company millions of dollars in investigative and legal fees. The plaintiff seeks, among other things, compensatory and punitive damages against the director defendants in unspecified amounts, prejudgment interest, and attorneys’ fees and costs. The Company filed a motion to strike all counts of the complaint on January 12, 2005 for failure to allege adequately that a pre-lawsuit demand on the Company’s Board of Directors by the plaintiff would have been futile and was thus excused.  This motion was subsequently denied by the court.  Discovery in this lawsuit has been stayed by the United States District Court, District of Connecticut, pending resolution of the motion to dismiss filed by Company’s and the Crompton Individual Defendants in the related consolidated securities class action lawsuit described above under “Federal Securities Class Action.”

Other

The Company is routinely subject to other civil claims, litigation and arbitration, and regulatory investigations, arising in the ordinary course of its present business as well as in respect of its divested businesses. Some of these claims and litigations relate to product liability claims, including claims related to the Company’s current products, and asbestos-related claims concerning premises and historic products of its corporate affiliates and predecessors. The Company believes that it has strong defenses to these claims. These claims have not had a material impact on the Company to date and the Company believes the likelihood that a future material adverse outcome will result from these claims is remote. However, the Company cannot be certain that an adverse outcome of one or more of these claims would not have a material adverse effect on its business or results of operations.

ITEM 6.    Exhibits

The following documents are filed as part of this report:

Number	Description
15	Accountants’ Acknowledgement (filed herewith).
31.1	Certification of Periodic Report by Chemtura Corporation’s Chief Executive Officer (Section 302) (filed herewith).
31.2	Certification of Periodic Report by Chemtura Corporation’s Chief Financial Officer (Section 302) (filed herewith).
32.1	Certification of Periodic Report by Chemtura Corporation’s Chief Executive Officer (Section 906) (filed herewith).
32.2	Certification of Periodic Report by Chemtura Corporation’s Chief Financial Officer (Section 906) (filed herewith).

CHEMTURA CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMTURA CORPORATION

       (Registrant)

Date: November 9, 2005	/s/ Michael F. Vagnini
Name: Michael F. Vagnini Title: Senior Vice President and Controller (Principal Accounting Officer)

Date: November 9, 2005	/s/ Barry J. Shainman
Name: Barry J. Shainman Title: Vice President and Secretary