Form 10-K
period 2005-12-31
Chemtura CORP
filed 2006-03-31
CIK 1091862

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated file” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

 The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed as of June 30, 2005 was $1,656,897,391.

The number of voting shares of Common Stock of the registrant outstanding as of March 22, 2006 was 240,170,300.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Stockholders on April 27, 2006   ........            Part III

PART I.

ITEM 1.  BUSINESS

When we use the terms the “Corporation,” “Company,” “Registrant,” “we,” “us” and “our,” unless otherwise indicated or the context otherwise requires, we are referring to Crompton Corporation and its consolidated subsidiaries (“Crompton”) prior to the Merger (as defined below) and Chemtura Corporation and its consolidated subsidiaries (“Chemtura”) after the Merger.    Certain disclosures included in this Annual Report on Form 10-K constitute forward-looking statements that are subject to risk and uncertainty.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements.”

(a) General Development of Business

Chemtura Corporation was established in connection with the merger of Crompton Corporation and Great Lakes Chemical Corporation on July 1, 2005 (the “Merger”).

Crompton Corporation was the successor to Crompton & Knowles Corporation, which was incorporated in Massachusetts in 1900, and engaged in the manufacture and sale of specialty chemicals beginning in 1954.  We expanded our specialty chemical business through acquisitions in the United States and Europe, including the 1996 acquisition of Uniroyal Chemical Company, Inc., and the 1999 merger with Witco Corporation.

Great Lakes Chemical Corporation (“Great Lakes”) was a Delaware corporation incorporated in 1933 and was based in Indiana.  Great Lakes primarily produced and distributed a wide variety of specialty chemicals.  Among the main applications of such chemicals are: the stabilization of various polymer systems, fire retardancy and fire suppression, purification of industrial and recreational water uses and miscellaneous cleaning, agricultural and drilling uses.

On March 9, 2005, Crompton and Great Lakes announced the signing of a definitive merger agreement for an all-stock merger transaction.   Under the terms of the agreement, which closed on July 1, 2005, Great Lakes shareholders received 2.2232 shares of our common stock for each share of Great Lakes common stock they held. The Merger is estimated to result in annual pre-tax synergy cost savings of approximately $150 million, the majority of which is expected to be achieved in 2006 and 2007.

Today, we are a global diversified producer of specialty chemicals (including agricultural chemicals) and polymer products and we are a leading U.S. supplier of home pool and spa chemicals. Our products are used in a wide variety of end-use markets, including automotive, transportation, construction, packaging, agriculture, lubricants, plastics for durable and non-durable goods including electronics, industrial rubber and home pool and spa chemical markets. Most of our chemical products are sold to industrial manufacturing customers for use as additives, ingredients, or intermediates that add value to their end products.  Our pool and spa chemicals are sold to dealers, distributors and major retailers.  We are a market leader in many of our key product lines.  We manufacture and sell more than 3,500 products and formulations. Of our $3.0 billion net sales in 2005, approximately 55% were to customers in the United States and Canada, 26% to Europe and Africa, 13% to Asia/Pacific, and 6% to Latin America.

Divestitures

On July 31, 2003, we sold certain assets and assigned certain liabilities of our OrganoSilicones business unit to the Specialty Materials division of General Electric (GE) and acquired GE’s Specialty Chemicals business.  The transaction resulted in a gain of $111.7 million (net of income taxes of $175.3 million).   The Company received net cash proceeds in 2003 of $633.4 million.  As a result of the transaction, we will receive a minimum of $8.75 million of quarterly earn-out proceeds through September 2006.  In 2004, we settled various purchase price adjustments with GE, which resulted in a $14 million payment to GE.  During 2004 we received $40.3 million of earn-out proceeds, $35 million as required in the sale agreement and $5.3 million based on the combined performance of GE’s existing Silicones business and the OrganoSilicones business.  During 2005, we received an additional $62.7 million of earn-out proceeds, $35 million as required by the sale agreement and $27.7 million of additional proceeds.  Depending on the combined performance of GE’s existing Silicones business and the OrganoSilicones business, the Company may receive additional performance-based proceeds or could be required to refund all or part of the $33 million of additional proceeds received through December 31, 2005.

On March 22, 2004, we entered into an agreement with Bayer CropScience LP in the U.S. and Bayer CropScience Inc. in Canada to sell our 50 percent interest in the Gustafson seed treatment joint venture for $128.9 million, of which $126.9 million was received in 2004, and $2 million was contingent upon a licensing consent and the execution of a related supply agreement.  The transaction closed on March 31, 2004 and resulted in a pre-tax gain of $90.9 million in the first quarter of 2004.  The licensing consent and related supply agreement were finalized in December 2004 and resulted in the recognition of an additional pre-tax gain of $2 million in the fourth quarter of 2004.

On April 29, 2005 we completed the establishment of a venture with the private equity firm Hamilton Robinson LLC that combined our Polymer Processing Equipment business with Hamilton Robinson’s Black Clawson Converting Machinery Company.  The transaction resulted in our acquisition of a 61.24 percent non-controlling interest in the combined equity of the entity (Davis-Standard LLC) that is classified in our financial statements as an equity investment.  Davis-Standard LLC has annual sales of approximately $220 million.

On June 24, 2005 we completed the divestiture of our Refined Products business to Sun Capital Partners Inc., a private equity investment firm.  With 2004 revenues of approximately $265 million, Refined Products is a global producer of purified hydrocarbon derivatives for use in personal care, food processing and various specialized industrial applications, with facilities in the U.S. and The Netherlands.  The transaction specified a selling price of $80 million, subject to closing adjustments, which resulted in a $30.3 million reduction in proceeds received.  During the second quarter of 2005, the Company recognized a loss on the transaction of $28.2 million (net of an income tax benefit of $14.3 million).  During the fourth quarter of 2005, the Company recognized a gain of $28.3 million primarily due to the elimination of the cumulative translation adjustment resulting from the liquidation of a foreign subsidiary engaged in the Refined Products business.  Overall, the transaction did not have a material impact on the Company’s earnings for the year ended December 31, 2005.  The results of operations for the Refined Products business are reflected in earnings from discontinued operations (net of tax) for all periods presented.

Cost Savings Programs

During 2004, we completed a voluntary severance program and an activity-based restructuring initiative intended to structure our operations in a more efficient and cost effective manner.  As a result of this initiative, we achieved annual pre-tax cost savings of over $50 million through December 31, 2005.  All cost savings are reported net of any increased expenses or the impact of reduced revenues.   During 2005 and 2004, we recorded pre-tax charges of $22.7 million and $62.8 million, respectively, for facility closures, severance and related costs primarily related to the voluntary severance program and activity-based initiative.

As a result of the Merger, we are continuing to identify savings opportunities.  Pre-tax merger related savings for the year ended December 31, 2005, based on the pro forma combined operations of the Company and Great Lakes versus the pro forma combined results for the year ended December 31, 2004, were expected to total approximately $10 million.  In addition, the Company expects to achieve approximately $80 to $90 million of incremental savings in 2006 versus the pro forma combined results in 2005, and approximately $50 million of incremental savings in 2007, for a cumulative total of approximately $150 million.  Actual pre-tax merger related savings, based on the pro forma combined operations of the Company and Great Lakes for the year ended December 31, 2005 versus the pro forma combined results for the year ended December 31, 2004, totaled approximately $19.3 million.

In addition, the Company realized approximately $28 million of pre-tax savings in 2005 from other programs, including Six Sigma and Lean Manufacturing.

(b) Financial Information About Industry Segments

Information as to the sales, operating profit (loss), depreciation and amortization, assets, capital expenditures and earnings on investments carried on the equity method attributable to each of our business segments during each of our last three fiscal years is set forth in the Business Segment Data footnote included in the Notes to Consolidated Financial Statements on pages 118 through 121 of this Report.

Our businesses are grouped into six reporting segments: Plastic Additives (non-flame retardant plastic additives and flame retardants), Polymers (EPDM and urethanes), Specialty Additives (petroleum additives and rubber additives), Crop Protection, Consumer Products, and Other (Optical Monomers, Industrial Water Treatment and Fluorine Chemicals).  Details on the various types of products and services provided by each segment are summarized in the Narrative Description of the Business section below.

(c) Narrative Description of Business

Products and Services

We manufacture and market a wide variety of polymer and specialty products.  Most of our products are sold to industrial customers for use as additives, ingredients or intermediates that impart particular characteristics to the customers’ end products.  Our consumer products are sold to dealers, distributors and to major national retailers.  Our products are currently marketed in more than 100 countries and serve a wide variety of end-use markets including automotive, transportation, construction, packaging, agriculture, lubricants, plastics for durable and non-durable goods, including electronics, industrial rubber, and home pool and spa chemical markets.

Our principal products and services offered are described below.

Plastic Additives

We are a global leader in supplying a broad line of additives to the plastics industry.  Our plastic additives allow our customers to achieve stability, flexibility, durability, and fire prevention in their formulated polymer systems.  Our products contribute to improved customer manufacturing productivity and superior end-use product performance.  We believe the functionality and relatively small component cost of many of our additives give them a very high value-in-use. Many of our products are especially developed and formulated in collaboration with customers to meet their specific manufacturing processes and we target applications and customers that have particularly demanding end-use performance requirements.  Our products are sold to formulators, compounders and fabricators of vinyl, olefins and styrenics and are ultimately used in the transportation, packaging, construction, durable and non-durable goods, and telecom industries.  The Plastic Additives segment had net sales of $1.2 billion for fiscal 2005 compared to $856.5 million for fiscal 2004 and $678.2 million for fiscal 2003.  The increase in 2005 net sales is primarily due to the inclusion of six months of sales of the Great Lakes polymer stabilizers and flame retardants businesses.

Non-Flame Retardant Plastic Additives

Our polyvinyl chloride (PVC) additives consist primarily of heat stabilizers that are essential to the processing of heat sensitive resins.  Without the inclusion of such specialty additives, scorching of the resin during fabrication could result, compromising the functionality and appearance of the finished product.  High-value end-use applications with such demanding aesthetic standards include vinyl exterior siding, synthetic flooring and window profiles.  Other large volume construction-related uses include plumbing and drainage pipe, electrical conduit and wire and cable coatings.  As the trend to reduce the use of traditional heavy metal stabilizers (lead and cadmium) continues, Chemtura is well positioned with a family of commercially proven organic heat stabilizers.

Our antioxidant business consists of a wide range of additives that inhibit the degradation of polymers caused by oxidation and light.  Incorporating such additives into resin systems improves the durability and longevity of plastics used in food packaging, consumer durables, automotive components and electrical components.  We are proficient in blending a variety of these materials into specialized formulations uniquely tailored to customer specific end-use requirements.

Our other plastic additives include various surfactants and polymerization additives.  Surfactants help to homogenize multi-component resin systems and to facilitate lubricity in the processing and fabrication of such resins.  Catalysts and inhibitors are chemicals used to initiate and terminate the polymerization reactions that transform monomers into polymers.  Polymer modifiers are materials incorporated into resins to improve tensile strength and impact resistance or to modulate density and impart elasticity.

Net sales of non-flame retardant plastic additives during 2005, 2004 and 2003 were 30.2%, 37.5% and 34.9% of the Company’s net sales, respectively.

Flame Retardant Plastic Additives

Our flame retardant business holds a leading global position with a comprehensive offering of bromine, phosphorus and antimony-based flame retardants and synergies.  With increasing regulatory and performance demands, the use of these products continues to grow in electrical components, construction materials and furniture / furnishing applications.  We are back integrated to a primary source of bromine and have a well developed business in supplying other types of brominated performance products for a variety of industrial and oil well drilling functions.

Plastic Additives are sold through a specialized sales force, including technical service professionals who address customer inquiries and problems.  The technical service professionals generally have degrees in chemistry and/or chemical engineering and are knowledgeable in specific product application fields.  The sales and technical service professionals identify and focus on customers’ growth opportunities, working not only with the customers’ headquarters staff, but also with their research and development and manufacturing personnel on a worldwide basis.

Polymers

The Polymers reporting segment, which had net sales of $517.5 million for fiscal 2005, $469.5 million for fiscal 2004 and $416.2 million for fiscal 2003 has two operating segments: EPDM and urethanes.

EPDM

Ethylene propylene diene monomer rubber (EPDM), commonly known as “crackless rubber,” is a material that is able to retain elasticity despite exposure to elements such as sunlight and ozone.  Over 40% of our Royalene® EPDM rubber is used in new and replacement automotive parts, including tires, hoses, belts, weather stripping, brake components, and seals and gaskets. Other applications range from high density, long-lasting commercial roofing membranes to low density, liquefied viscosity modifiers for better performing lubricants.

We have a large and flexible manufacturing facility, which gives us the ability to manufacture over 30 grades of EPDM that can provide our customers with cost effective performance polymers.  Although a significant portion of the materials used in the production of EPDM are commodities, these specialized elastomers are marketed and sold on the basis of their value and performance in specified applications. Many of our products are adapted to the needs of our customers and provide high performance.  We provide high quality technical and customer service, supported by specialists with extensive field and rubber processing experience.

Royalene® products are primarily sold through a dedicated sales force.  However, in order to better serve a diverse customer base, in certain geographic areas, including the United States, Royalene® products are sold through distributors.

Urethanes

We are a leading supplier of high-performance castable urethane polymers, with more than 200 variations in our product offering. Our urethanes offer high abrasion resistance and durability in industrial and performance-specific applications. These characteristics allow us to market our urethanes to niche manufacturers where such qualities are imperative, including for industrial and printing rolls, mining machinery and equipment, mechanical goods, solid industrial tires and wheels, and sporting and recreational goods, including golf ball covers and skate wheels.

Adiprene®/Vibrathane® urethane prepolymers are sold directly by a dedicated sales force in the United States, Canada and Australia and through direct sales distributorships in Europe, Latin America and the Far East.  Customers are serviced worldwide by a dedicated technical staff whose support is a critical component of the product offering.  We believe the relatively low capital requirements of this business provides us with the ability to operate very cost effectively. Our development capabilities allow us to differentiate ourselves in these markets by tailoring our products to the specialized needs of each customer application, which sets us apart from our competitors.

Our urethane additives business provides key products to global polyurethane processors. The urethane additives business is comprised of two product lines: Fomrez® saturated polyester polyols and Witcobond® polyurethane dispersions.   Polyester polyols are employed in industrial applications such as flexible foam for seating. Our polyurethane dispersions are sold to a larger and more diverse customer base primarily for coating applications such as flooring, fiberglass sizing, and textiles. The major markets served by our urethane additives business are automotive, construction, leather/textile finishing, and furniture. Sub-markets include coatings, adhesives, sealants, elastomers and insulation.

Baxenden Chemicals Limited, our 53.5% owned subsidiary (Croda Inc. owns 46.5%), is engaged in the manufacture and marketing of isocyanate derivatives, polyester polyols and specialty polymer systems used in a wide range of applications.  The major markets served by Baxenden are transportation, construction, surface coatings, leather and textile finishing.  Baxenden is focused on specialty polymer and resin chemistry and novel curing mechanisms for such polymers.  The core technology is urethane and acrylic chemistry and also includes novel polyesters and esterification processes.

Net sales of urethanes during 2005, 2004 and 2003 were 10.5%, 13.0% and 14.0% of the Company’s net sales, respectively.

Specialty Additives

The Specialty Additives reporting segment, which had net sales of $561.1 million for fiscal 2005, $458.7 million for fiscal 2004 and $410.0 million for fiscal 2003, has two operating segments:  petroleum additives and rubber additives.

Petroleum Additives

We are a global manufacturer and marketer of high-performance additive components used in transport and industrial lubricant applications. The component product line includes overbased and neutral calcium sulfonates used in motor oils and marine lubricants. These sulfonates, marketed as Hybase® and Lobase®, are oil-soluble surfactants whose properties include detergency and corrosion protection to help lubricants keep car, truck, and ship engines clean with minimal wear.

We provide a variety of other highly specialized, high value products.  Foremost, our high-viscosity polyalphaolefins (PAOs), marketed as Synton®, are used in the production of synthetic lubricants for automotive, aviation, and industrial applications.  We are also the global leader for alkylated diphenalamines antioxidants (ADPAs), which are marketed as Naugalubes® and used predominantly in motor oils.  These additives play a critical role in meeting rising regulatory standards for engine performance.  Additionally, we manufacture barium and sodium sulfonates, which provide corrosion protection and emulsification in metalworking fluids and antioxidants, which are widely used by our customers in engine oils, gear oils, industrial oils, and greases.

Net sales of petroleum additives during 2005, 2004 and 2003 were 10.2%, 10.2% and 10.5% of the Company’s total net sales, respectively.

Rubber Additives

Our rubber additives business includes approximately 100 products for use in processing rubber. These products include accelerators, antioxidants, antiozonants, chemical foaming agents, and specialty waxes. Accelerators are used for curing natural and synthetic rubber and have a wide range of activation temperatures and curing ranges, and use forms that give our customers the flexibility to make many different products. Antiozonants protect rubber compounds from flex cracking and ozone, oxygen and heat degradation.  Antioxidants provide rubber compounds with protection against oxygen, light, and heat.  Foaming agents produce gas by thermal decomposition or via a chemical reaction with other components of a polymer system and are mixed with rubber to produce sponge rubber products. Waxes inhibit static atmospheric ozone cracking in rubber.

We are a global supplier of rubber additives, and we believe our customers value our ability to provide high quality, consistent products world-wide to complement their international expansion. Tire manufacturers accounted for approximately 60% of our rubber additives sales in fiscal 2005, with the balance consisting of manufacturers of industrial rubber goods, including hoses, belting, sponges, and a wide variety of other engineered rubber products.

Crop Protection

The Crop Protection segment had record net sales for fiscal 2005 of $353.6 million compared to $320.6 million for 2004 and $270.9 million for 2003.  Our Crop Protection business focuses on specific niches in five major product lines: fungicides, miticides and other insecticides, growth regulants, herbicides and fumigants. We have primarily developed our products for use on high-value cash crops, such as tree and vine fruits, ornamentals, nuts and turf, and secondarily for commodity crops, such as soybeans and corn. Our dedicated sales force works with growers and distributors to coordinate the use of our products throughout a crop’s growth cycle and to address selective regional, climate, and growth challenges. We expand our presence in worldwide niche markets by developing new crop protection products and obtaining registrations for new uses and geographies, where demand for our products and services has potential for growth. We develop and sell our own products, and we also sell and register products manufactured by others on a licensed basis.

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

The Crop Protection business works closely with our customers, both distributors and individual growers, as part of an on-the-ground coordinated effort. We develop products in response to ongoing customer demands, drawing upon existing technologies and tailoring them to match immediate needs. For example, a grower’s crops may require varying levels of treatment depending on weather conditions and the degree of infestation. Our research and technology is therefore geared towards responding to threats to crops around the world as they emerge under a variety of conditions.

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

The Crop Protection business sells its products in North America through a direct sales force selling to a distribution network consisting of more than 100 distributors and direct customers. In the international market, the Crop Protection business’ direct sales force services over 1,400 distributors, dealers, cooperatives, seed companies and large grower customers.

Part of our expertise in bromine-based material is the production and distribution of methyl bromide, a fumigant used to improve crop yields, and protect grain in storage from pest infestation.  Such materials are regularly used to treat food processing plants, breweries, warehouses and grain elevators, as well as rail cars, truck trailers and intermodal containers.  While the use of methyl bromide has been restricted by regulations, it continues to play an important role in protecting the food chain.  Where safe and effective alternatives are not available, our products continue to be employed at cargo ports where agricultural commodities need to be treated quickly and comprehensively to prevent transmission of infestation across international borders.

Gustafson Joint Venture

In November 1998, we formed a joint venture with Bayer Corporation to serve the agricultural seed treatment markets in North America.  The Company and Bayer each held a 50 percent interest in the seed treatment business operated by Gustafson LLC and Gustafson Partnership (collectively, “Gustafson”) until March 2004, when we sold our 50 percent interest in Gustafson to Bayer Corporation for proceeds of $128.9 million.

Consumer Products

The Consumer Products reporting segment includes two principal product lines (pool and spa and household cleaners), which were acquired from Great Lakes as a result of the Merger.  Net sales of the Consumer Products business in 2005 were $261.3 million, representing our six months of ownership following the July 1, 2005 merger.

Our pool and spa product line produces and distributes sanitizers, algicides, biocides, oxidizers, pH balancers, mineral balancers and other specialty chemicals and accessories.  Our primary channels of distribution are pool and spa dealers, wholesale distributors, and mass-market retailers.  We believe that we hold the leading position in the North American pool and spa chemical business and we plan to strengthen our position by expanding our dealer channels.

Through Great Lakes’ acquisition of Lime-O-Sol and A & M Cleaning Products in 2003, the Consumer Products business entered the specialty and multi-purpose cleaners business with “The Works” brand of non-abrasive bathroom cleaners, glass and surface cleaners, toilet bowl cleaners, drain openers and rust and calcium removers, as well as the “Greased Lightning” family of multipurpose cleaners.  Our primary channels of distribution are to major national retailers in the grocery, DIY, hardware, mass market, club and discount sectors.

Other

The Other reporting segment, with net sales for fiscal 2005 of $88.2 million, consists of three operating segments:  Optical Monomers, Industrial Water Treatment, and Fluorine Chemicals, which were acquired from Great Lakes as a result of the Merger.

Optical Monomers produces specialized monomers used in eyewear and for such applications as protection sheets for welding masks, safety shields, photographic filters and lab equipment.

Industrial Water Treatment additives are used in the desalination processes and include antiscalents, corrosion inhibitors, dispersants, antifoams and superior bromine-based non-oxidizing and oxidizing microbiological control products.

Fluorine Chemicals are essential to the performance of silicone-based materials under demanding conditions where aggressive solvents or high temperatures may be present.  Other fluorine chemicals are used as propellants in medical inhalers and as refrigerants.  Fluorine fire suppression systems offer waterless solutions for mission-critical and high-value assets, preventing extensive fire damage and eliminating collateral damage and downtime.

Sources of Raw Materials

Hydrocarbon-based and inorganic chemicals constitute most of the raw materials required to manufacture our products.  These materials are generally available from a number of sources, some of which are foreign.  We use significant amounts of ethylene, propylene, benzene, chlorine, caustic, tin, soybean oil, and tallow in many of our chemical manufacturing processes. Large increases in the cost of such key raw materials, as well as natural gas which powers some key production facilities, particularly for sustained periods of time, could adversely affect our operating margins if we are not able to pass the higher costs on to our customers through higher prices. While temporary shortages of raw materials we use may occur occasionally, key raw materials are generally available.  However, their continuing availability and price are subject to domestic and world market and political conditions and regulations.  Major requirements for key raw materials are typically purchased pursuant to multi-year contracts.  We are not dependent on any one supplier for a significant amount of our raw material requirements, except for one hydrocarbon supplier which provides us with approximately 10% to 15% of diverse raw materials sourced from the supplier’s multiple manufacturing and processing locations.  However, we have alternative sources of supply for substantially all of the raw materials sourced from this hydrocarbon supplier.

We hold a 50% interest in Rubicon Inc. (“Rubicon”), a manufacturing joint venture with Huntsman Corporation, located in Geismar, Louisiana, which supplies both Huntsman and us with aniline, and us with diphenylamine (“DPA”).  We believe that our aniline and DPA needs in the foreseeable future will be met by production from Rubicon.

Venture Relationship

Effective April 29, 2005, we combined our Polymer Processing Equipment business with the Black Clawson Converting Machinery Company owned by Hamilton Robinson LLC, a private equity firm, to form a venture (Davis-Standard LLC).  This transaction resulted in our acquisition of a 61.24% non-controlling interest in Davis-Standard LLC.  This venture is for investment purposes and does not provide support to any of our operating segments.

Intellectual Property and Licenses

We have approximately 4,100 United States and foreign patents and pending applications and have trademark protection for approximately 1,100 product names.  Patents, trade names, trademarks, know-how, trade secrets, formulae, and manufacturing techniques assist in maintaining the competitive position of certain of our products.  Patents, formulae, and know-how are of particular importance in the manufacture of a number of specialty chemicals manufactured and sold by us.  We are licensed to use certain patents and technologies owned by other companies, including some foreign companies, to manufacture products complementary to our own products, for which we pay royalties in amounts not considered material to our consolidated financial results.  Products to which we have such rights include certain crop protection chemicals.

Seasonal Business

With the exception of the Crop Protection business and the pool and spa product line in our Consumer Products segment, no material portion of any segment of our business is significantly seasonal.  The sales of our Crop Protection business are influenced by agricultural growing seasons, resulting in a decline in sales in the fourth quarter in our predominant Northern Hemisphere regions. Similarly, the largest portion (80%) of our pool chemicals business serves the U.S. recreational water market and generally accelerates in the first half of any calendar year and declines thereafter.

Customers

We do not consider any reporting segment of our business to be dependent on a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on the financial results of any of our reporting segments.  No one customer’s business accounts for more than ten percent of our consolidated revenues.

Competitive Conditions

We produce a broad range of products for a wide variety of end-use markets, including automotive, transportation, construction, packaging, agriculture, lubricants, plastics for durable and non-durable goods, including electronics, industrial rubber, and pool, spa and home care products. The breadth of our product offering provides multiple channels for growth and lessens our dependence on any one market. We sell our products in more than 100 countries, and this worldwide presence further reduces our exposure to any one country’s or region’s economy.

We have a broad client base and believe that our products, many of which we customize for the specific needs of our customers, allow us to enhance customer loyalty and attract customers that value product innovation and reliable supply.

Competition varies by product and by geographic region.  In rubber additives the global market is fairly concentrated and we believe that we are one of the three largest suppliers of rubber additives in the world.  In the EPDM market, we believe that we are one of the five largest suppliers of EPDM polymers in the world, and the third largest producer of EPDM in North America.  We also believe we hold the leading position in the North American pool and spa chemical market.

Product performance, quality, technical and customer service, and price are all important factors in competing in substantially all of our businesses.

We face significant competition in many of the markets in which we operate as a result of the trends toward global expansion and consolidation by competitors.  Some of our existing competitors are larger than we are and may have more resources and better access to capital markets, for continued expansion or new product development than we do.  Some of our competitors also have a greater product range or better distribution capability than we do for specific products or geographical areas.

Research and Development

Our research and development expenditures totaled $51.8 million for 2005, $47.9 million for 2004, and $49.7 million for 2003.  We expect research and development expenditures to be approximately $70 million in 2006, which will include a full year of expenditures related to the former Great Lakes business.

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

Environmental Health and Safety Regulation.  We believe that our business, operations and facilities have been and are being operated in substantial compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations.  The ongoing operations of chemical manufacturing plants, however, entail risks in these areas and there can be no assurance that material costs or liabilities will not be incurred.  In addition, future developments, such as increasingly strict requirements of environmental and health and safety laws and regulations and enforcement policies thereunder, could bring into question the handling, manufacture, use, emission or disposal of substances or pollutants at facilities owned, used or controlled by us or our manufacture, use or disposal of certain products or wastes and could involve potentially significant expenditures.  To meet changing permitting and regulatory standards, we may be required to make significant site or operational modifications, potentially involving substantial expenditures and reduction or suspension of certain operations.  We incurred $18.1 million of costs for capital projects and $53.5 million for operating and maintenance costs related to environmental health and safety programs at our facilities during fiscal 2005.  In fiscal 2006, we expect to incur approximately $45.7 million of costs for capital projects and $62 million for operating and maintenance costs related to environmental health and safety programs at our facilities.  During fiscal 2005, we paid $22.9 million to clean up previously utilized waste disposal sites and to remediate current and past facilities.  We expect to spend approximately $28.2 million during fiscal 2006 to clean up such waste disposal sites and to remediate current and former facilities.

Pesticide Regulation.  Our Crop Protection business is subject to regulation under various federal, state, and foreign laws and regulations relating to the manufacture, sale and use of pesticide products.

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

FFDCA, as amended by FQPA, authorizes the Environmental Protection Agency (“EPA”) to set a tolerance for a pesticide in or on food at a level which poses “a reasonable certainty of no harm” to consumers.  The EPA is required to review all tolerances for all pesticide products by August 2006.  Some of our products have successfully completed review, others are currently under review and other products will be reviewed under this standard in the future.

The European Commission (“EC”) has established procedures whereby all existing active ingredient pesticides will be reviewed.  This EC regulation became effective in 1993 and will result in a review of all commercial products.  The initial round of reviews covered ninety products, four of which are our products.  Data pertaining to these products was submitted for review in mid-2003. Other of our products will be reviewed in future years. The process may lead to full reregistration in member states of the EC or may lead to some restrictions, or cancellation of registrations if adverse data is discovered.

Employees

We had approximately 6,600 employees on December 31, 2005.

Available Information

Our internet website address is www.chemtura.com.  We make available free of charge on or through our internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“Commission”).

Our Corporate Governance Principles, Code of Business Conduct and charters for our Audit Committee and our Organization, Compensation and Governance Committee are available on our website and will be available, free of charge, to any stockholder who requests them from the Corporate Secretary at Chemtura Corporation, 199 Benson Road, Middlebury, CT  06749 USA.  The information contained on our website is not incorporated by reference in this Annual Report on Form 10-K and should not be considered a part of this Annual Report.

Geographic Information

The information with respect to sales and property, plant and equipment attributable to each of our major geographic areas served for each of our last three fiscal years is set forth in the Notes to Consolidated Financial Statements on page 121 of this Report.

We consider that the risks relating to operations of our foreign subsidiaries are comparable to those of other U.S. companies which operate subsidiaries in developed countries.  These risks include risks of political change, change in tax regulations, change in business climate, economic changes and foreign currency volatility.

ITEM 1A.  RISK FACTORS

The factors described below represent the principal risks that could materially adversely affect our operating results and financial condition.  Except as otherwise indicated, these factors may or may not occur and we cannot predict the likelihood of any such factor occurring.  Other risk factors may exist that we do not consider significant based on information that is currently available.  In addition, new risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our financial performance.

A decline in general economic conditions and other external factors may adversely impact our results of operations

External factors, including general economic conditions, international events and circumstances, competitor actions and governmental regulation are beyond our control and can cause fluctuations in demand and volatility in the price of raw materials and other costs that can intensify the impact of economic cycles on our operations.  We produce a broad range of products that are used as additives and components in other products in a wide variety of end-use markets.  As a result, our products may be negatively impacted by supply and demand instability in other industries and the effects of that instability on supply chain participants.  Political conditions in countries in which we operate may also adversely impact our operations.  These same risks may also impact the financial markets and may negatively affect our access to capital.  While these external factors may adversely affect our businesses, we believe that the breadth of our product offering lessens our dependence on any one market and that our worldwide presence further reduces our exposure to economic conditions or political instability in any one country or region.

Significant competition may force us to reduce prices, which may adversely impact our results of operations.

We face significant competition in many of the markets in which we operate as a result of the trend toward global expansion and consolidation by competitors.  Some of our existing competitors are larger than we are and may have more resources and better access to capital markets to facilitate continued expansion or new product development.  Some of our competitors also have greater product range or better distribution capability than we do for specific products or geographic regions.  Price competition also exists in our operating markets due to factors such as industry overcapacity and lower cost structures.  We expect that we will continue to face new competitive challenges as well as additional risks inherent in international operations in developing regions.  We also expect to face increased competition from the further use and introduction of generic and alternative products by our competitors.  This increased competition could cause us to reduce our prices and take other steps to compete effectively, which could negatively affect our results of operations.  In addition, even if we were to raise prices, the reactions of our competitors and customers to such price increases could cause us to reevaluate and possibly reverse such price increases or risk a loss in sales volumes.  In 2005, prices were increased in our non-flame retardant plastic additives business, and we lost volumes.

The businesses of many of our customers are cyclical in nature and sensitive to changes in general economic conditions, which may adversely impact our results of operations.

An economic downturn in the businesses or geographic areas in which we sell our products could reduce demand for these products and result in a decrease in sales volume and results of operations.

The cyclicality of the chemicals industry may cause significant fluctuations in our operating results and cash flow.

Our historical operating results reflect the cyclical and volatile nature of the supply and demand balance of the chemicals industry.  The chemicals industry has experienced alternating periods of inadequate capacity and tight supply, allowing prices and profit margins to increase, followed by periods when substantial capacity is added, resulting in oversupply, declining capacity and utilization rates, and declining prices and profit margins.   The cyclicality of the markets in which we operate may result in volatile operating results and cash flow over the business cycle.  Currently, we believe there is excess capacity in some non-flame retardant plastic additives product lines.  From time to time EPDM and rubber additive markets suffer from overcapacity.  Future growth in product demand may not be sufficient to utilize current or future capacity.  Excess industry capacity has depressed and may continue to depress our volumes and margins on some products.  As a result of excess industry capacity, rising energy costs and rising raw materials costs, operating results may be volatile.

Any disruption in the availability or price, or deterioration in the quality, of the raw materials or energy utilized for our products may have a material adverse effect on our operating results.

We purchase large amounts of raw materials and energy for our businesses.  The costs of these materials and energy, in the aggregate, represent a substantial portion of our operating expenses.  The prices and availability of the raw materials used by us vary with market conditions and may be highly volatile.  Over the past few years, we have experienced significant cost increases in purchases of petrochemicals, tin, soybean oil, other raw materials and our primary energy source, natural gas.  While we may attempt to match raw material or energy price increases with corresponding product price increases, we may not be able to immediately raise product prices, if at all.  Ultimately, our ability to pass on increases in the cost of raw materials or energy to customers is greatly dependent upon market conditions and raising prices could result in a loss of sales volume.  There have been in the past, and will likely be in the future, periods of time during which we are unable to pass raw material and energy price increases on to our customers, in whole or in part.  Reactions by our customers and competitors to our price increases could cause us to reevaluate and possibly reverse such price increases, which may increase our operating expenses and negatively affect our operating results.

The results of our Crop Protection business are dependent on weather, disease, and pest conditions and can be affected by local and regional economic circumstances.  The results of our Consumer Products business are also dependent on weather conditions.  Adverse weather or economic conditions could materially affect our results of operations.

Sales volumes for our Crop Protection business, as with all agricultural products, are subject to the sector’s dependency on weather, disease, and pest infestation conditions.  Adverse conditions in a particular region could materially adversely affect our Crop Protection business.  Demand for crop protection products is also influenced by the agricultural policies of governments and regulatory authorities particularly in developing countries in regions where we do business, such as in Asia and Latin America.  Changes in governmental policies or product registration requirements could have an adverse impact on our ability to market and sell our products.  Also, Crop Protection products typically are sold pursuant to contracts with extended payment terms in Latin America and Europe.  Extended payment periods make our Crop Protection business susceptible to losses from receivables during economic crises and may adversely affect our operating results.

Our pool and spa products in the Consumer Products business are primarily used in swimming pools and hot tubs.  Demand for these products is influenced by a variety of factors including seasonal weather patterns.  An adverse change in weather patterns during pool season could adversely affect the profitability of our pool and spa products.

Current and future litigation, governmental investigations and administrative claims, including antitrust-related governmental investigations and lawsuits, could harm our financial condition, results of operations and cash flows.

We are currently involved in a number of governmental investigations and administrative claims, including antitrust-related governmental investigations and civil lawsuits.  That number could increase in the future.  Further, we have incurred and could incur significant additional expense in the future in connection with antitrust-related matters, including expenses related to our cooperation with governmental authorities and defense related civil lawsuits.

We are also involved in several significant lawsuits and claims relating to environmental matters.  In addition, we are routinely subject to other civil claims, litigation and arbitration, and regulatory investigations, arising in the ordinary course of our present businesses as well as in respect of our divested businesses.  Some of these claims and lawsuits relate to product liability claims, including claims related to current products and asbestos related claims concerning premises and historic products of corporate affiliates and predecessors.  We also could become subject to additional claims in the future.  An adverse outcome of one or more of these claims could have a material adverse effect on our business or results of operations.

Environmental, health and safety regulation matters could have a substantial negative impact on our results of operations and cash flows.

We are subject to extensive federal, state, local and foreign environmental, safety and health laws, and regulations concerning, among other things, emissions in the air, discharges to land and water, and the generation, handling, treatment and disposal of hazardous waste and other materials.  Our operations entail the risk of violations of those laws and sanctions for violations, such as clean-up costs, costs of waste disposal, and payments for property damage and personal injury.  Although it is our policy to comply with such laws and regulations, it is possible that we have not been or may not be at all times in compliance with all of these requirements.

In addition, these requirements, and enforcement of these requirements, may become more stringent in the future.  The ultimate cost of compliance with any such requirements could be material.  Non-compliance could subject us to material liabilities, such as government fines or orders, third-party lawsuits, remediations, and settlements, or the suspension of non-compliant operations.  We may also be required to make significant site or operational modifications at substantial cost.  Future regulatory or other developments could also restrict or eliminate the use of or require us to make modifications to our products, packaging, manufacturing processes and technology, which could have a significant adverse impact on our cash flow and results of operations.

At any given time, we are involved in claims, litigation, administrative proceedings, settlements, and investigations of various types in a number of jurisdictions involving potential environmental liabilities, including clean-up costs associated with hazardous waste disposal sites, natural resource damages, property damage, personal injury, and regulatory compliance or noncompliance.  The resolution of these environmental matters could have a material adverse effect on our results of operations or cash flow.

We are an international company and are exposed to risks in the countries in which we have significant operations or interests.  Changes in foreign laws and regulatory requirements, export controls or international tax treaties could adversely affect our results of operations.

We are dependent, in large part, on the economies of the countries in which we manufacture and market our products.  Of our 2005  net sales, 55% were to customers in the U.S. and Canada, 26% to Europe and Africa, 13% to Asia/Pacific, and 6% to Latin America.  We believe that the inclusion of the former Great Lakes businesses for the entire year would not change these percentages significantly.  Our net property, plant and equipment at December 31, 2005 was located 68% in the U.S. and Canada, 28% in Europe and Africa, 3% in Asia/Pacific and 1% in Latin America.  The economies of these countries in these areas are in different stages of socioeconomic development.  Consequently, we are exposed to risks from changes in foreign currency exchange rates, interest rates, inflation, governmental spending, social instability and other political, economic or social developments that may materially reduce our net income.  We may also face difficulties managing and administering an internationally dispersed business.  In particular, the management of our personnel across several countries can present logistical and managerial challenges.  Additionally, international operations present challenges related to operating under different business cultures and languages; we may have to comply with unexpected changes in foreign laws and regulatory requirements which could negatively impact our operations and ability to manage our global financial resources; export controls or other regulatory restrictions could prevent us from shipping our products into and from some markets; we may not be able to adequately protect our trademarks and other intellectual property overseas due to uncertainty of laws and enforcement in a number of countries relating to the protection of intellectual property rights; and changes in tax regulation and international tax treaties could significantly reduce the financial performance of our foreign operations or the magnitude of their contributions to our overall financial performance.

Our results of operations are subject to exchange rate and other currency risks.  A significant movement in exchange rates could adversely impact our results of operations.

Significant portions of our businesses are conducted in currencies other than the U.S. dollar, which is the reporting currency of each.  This means that foreign currency exchange rates affect our operating results.  The following table shows the impact of foreign currency exchange rates on our pre-tax loss from continuing operations and net sales for 2005, 2004 and 2003:

	Year Ended December 31
(In millions)	2005	2004	2003

Pre-tax loss from continuing operations	$(119.7)	$(91.7)	$(152.9)

Impact of favorable (unfavorable) foreign currency translation on pre-tax earnings (loss) from continuing operations	$6.2	$(2.8)	$(3.9)

Net sales	$2,986.6	$2,285.2	$1,941.8

Impact of favorable foreign currency translation on net sales	$20.4	$54.7	$76.1

Effects of exchange rate fluctuations upon our future operating results cannot be predicted because of the number of currencies involved, the variability of currency exposures, and the potential volatility of currency exchange rates.

We will face risks arising from the imposition of exchange controls and currency devaluations.  Exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or businesses located in or conducted within a country imposing controls.  Currency devaluations result in diminished value of funds denominated in the currency of the country instituting a devaluation.  Actions of this nature could adversely affect our earnings or cash flow.

We have unfunded and underfunded pension plans and post-retirement health care plans, which could adversely impact our results of operations or cash flows.

We have substantial unfunded obligations under our domestic tax-qualified defined benefit pension plans, totaling approximately $140.0 million on a projected benefit obligation basis as of December 31, 2005.  A significant decline in the value of the plan investments in the future or unfavorable changes in laws or regulations that govern pension plan funding could materially change the timing and amount of required pension funding.  We also sponsor foreign and non-qualified pension plans under which there are substantial unfunded liabilities, totaling approximately $194.0 million on a projected benefit obligation basis as of December 31, 2005.  In addition, we sponsor post-retirement health care plans under which there are substantial unfunded liabilities, totaling approximately $155.5 million on a projected benefit obligation basis as of December 31, 2005.  Mandatory funding contributions with respect to our tax-qualified pension plans and potential unfunded benefit liability claims could have a material adverse effect on our financial condition, results of operations or cash flow.

Changes in our sales strategy may impact our results of operations and our ability to service our customers.

We recently began to utilize third-party distributors for sales and service to some customers that purchase small annual quantities of our products.  We believe that this action will lower our costs to serve smaller customers, thus enhancing profitability, and reduce our investment in inventory.  However, it is possible that changing our sales strategy with respect to these customers could result in the loss of some sales to some customers or some disruption in selling and in inventory management during the transition.

We are dependent upon a trained, dedicated sales force, the loss of which could materially affect our operations.

Many of our products are sold and supported through dedicated staff and specifically trained personnel.  The loss of this sales force due to market or other conditions could affect our ability to sell and support our products effectively, which could have an adverse effect on our results of operations.

Production facilities are subject to operating risks that may adversely affect our operations.

We are dependent on the continued operation of our production facilities.  Such production facilities are subject to hazards associated with the manufacturing, handling, storage, and transportation of chemical materials and products, including pipeline leaks and ruptures, explosions, fires, inclement weather and natural disasters, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, remediation complications, chemical spills, discharges or releases of toxic or hazardous gases, storage tank leaks, and other environmental risks.  These hazards can cause personal injury and loss of life, severe damage to, or destruction of, property and equipment and environmental damage, fines, and liabilities and could have a material adverse effect on our business, financial condition, or results of operations.

Our business depends upon many proprietary technologies, including patents and licenses.  Our competitive position could be adversely affected if we fail to protect our patents or other intellectual property rights, or if we become subject to claims that we are infringing upon the rights of others.

We have over 4,100 United States and foreign patents and pending applications and have trademark protection for approximately 1,100 product names.  Patents, trademarks, trade secrets in the nature of know-how, formulations, and manufacturing techniques assist us in maintaining the competitive position of certain of our products.  Our intellectual property is of particular importance to a number of specialty chemicals we manufacture and sell.  We are licensed to use certain patents and technology owned by other companies, including some foreign companies, to manufacture products complementary to our own products, for which we pay royalties in amounts not considered material, in the aggregate, to our consolidated results.  Our trademarks or the patents we own or license may be challenged, and as a result of such challenges we could lose our exclusive rights to our proprietary technologies, which would adversely affect our competitive position and our results of operations.

We also rely on unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain our competitive position.  While it is our policy to enter into confidentiality agreements with our employees and third parties to restrict the use and disclosure of our trade secrets and proprietary know-how, those confidentiality agreements may be breached or may not provide meaningful protection.  In addition, adequate remedies may not be available in the event of an unauthorized use or disclosure of such trade secrets and know-how, and others could obtain knowledge of such trade secrets through independent development or other access by legal means.  The failure of our patents, trademarks or confidentiality agreements to protect our processes, apparatuses, technology, trade secrets, or proprietary know-how could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Our patents may not provide full protection against competing manufacturers outside of the United States, the European Union countries, and certain other developed countries.  Weaker protection may adversely impact our sales and results of operations.

In some of the countries in which we operate, such as China, the laws protecting patent holders are significantly weaker than in the United States, the European Union, and certain other developed countries.  Weaker protection may help competing manufacturers be or become more competitive in markets where, but for the weaker protection, they might not otherwise be able to introduce competing products for a number of years.  We therefore tend, in these regions, to rely more heavily upon trade secret and know-how protection, as applicable, than we do patents.  In addition, for our crop protection products being sold in China, we rely on regulatory protection of intellectual property provided by regulatory agencies that may not provide us with the protection we desire.

An inability to remain technologically innovative and to offer improved products and services in a cost-effective manner could adversely impact our operating results.

Our operating results are influenced in part by our ability to introduce new products and services that offer distinct value to our customers.  For example, our Crop Protection business seeks to provide tailored products for our customers’ often unique problems, which requires an ongoing level of innovation.  In many of the markets where we sell our products, the products are subject to a traditional product life cycle.  We devote significant human and financial resources to develop new technologically advanced products and services and we may not be successful in our research and development efforts.

The inability to realize the cost savings and other benefits that we expect from Merger synergies and other cost reduction initiatives may adversely impact our results of operations.

We have undertaken various cost reduction initiatives over the past several years and continue to aggressively pursue cost reductions.  These initiatives are described under “Cost Reduction Programs” below.  Through December 31, 2005, we had realized annualized pre-tax cost savings of approximately $53.4 million from the activity-based restructuring initiative completed in 2004, and $28 million of cost savings from other programs, including Six Sigma and Lean Manufacturing.  As a result of our efforts, we have realized and expect to realize additional cost reductions.  Actual pre-tax merger related savings, based on the pro forma combined operations of the Company and Great Lakes for the year ended December 31, 2005 versus the pro forma combined results for the year ended December 31, 2004 totaled approximately $19.3 million.  We are continuing to identify savings opportunities and we expect to achieve approximately $80 to $90 million of incremental savings in 2006 versus the pro forma combined results in 2005 and approximately $50 million of incremental savings in 2007, for a cumulative total of approximately $150 million.

Notwithstanding our plans and expectations, we may not realize additional cost or merger related savings or other benefits, and even if we realize these benefits, any cash savings that we achieve may be offset by pressures from our customers to reduce prices or by higher raw material and other costs.  Our failure to realize these anticipated benefits could have a material adverse effect on our business, results of operations, and financial condition.

Convergence of our information systems could have an adverse effect on our internal controls over financial reporting or our results of operations.

We intend to integrate the former Great Lakes enterprise-wide information system and certain international systems into our existing SAP system in order to standardize our data and create efficiencies in processing information.  The transition from these systems to one standard system could adversely affect our business and operations and the timeliness with which we report our operating results.

Any discord with our venture partners could potentially adversely affect the business and operations of the ventures and in turn the business and operations of the Company.

A portion of our operations is conducted through certain unconsolidated ventures described above. We share control of these ventures with third parties and in the event that our venture partners do not observe their venture obligations, it is possible that the affected venture would not be able to operate in accordance with its business plans or that we would have to increase our level of commitment to the venture to give effect to those plans.  By making these arrangements with third parties we run the risk of encountering differences of opinion or having difficulty reaching consensus with respect to certain business issues.

An inability to execute our portfolio divestiture plan could negatively impact our financial condition

The assessment of the businesses in our portfolio is complete and we are in discussions regarding potential transactions.  Announcements will be made as agreements become firm.  While we estimate the potential proceeds from these divestitures could be in the range of approximately $150 million to $200 million, there can be no assurance that any of these sales can be successfully concluded, nor that we will realize the proceeds we expect to receive.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The following table sets forth information as to the principal operating properties and other significant properties of the Corporation and its subsidiaries.  All properties are owned in fee except where otherwise indicated:

Location	Facility	Reporting Segment

UNITED STATES
Alabama
Bay Minette	Plant	Plastic Additives

Arkansas
El Dorado	Plant	Plastic Additives, Polymers, Specialty Additives, Crop Protection

Connecticut
Bethany	Research Center	Crop Protection
Middlebury	Corporate Offices, Research Center*	Corporate Headquarters
Naugatuck	Research Center	Plastic Additives, Polymers

Georgia
Conyers	Plant	Consumer Products
Lawrenceville	Office, Laboratory*	Consumer Products

Illinois
Mapleton	Plant	Plastic Additives

Indiana
Ashley	Plant	Consumer Products
West Lafayette	Office, Laboratory	Plastic Additives, Other

Louisiana
Geismar	Plant	Plastic Additives, Polymers, Specialty Additives, Crop Protection
Taft	Plant	Plastic Additives
Lake Charles	Plant	Consumer Products

Michigan
Adrian	Plant	Consumer Products, Other

New Jersey
Perth Amboy	Plant	Plastic Additives

North Carolina
Gastonia	Plant	Plastic Additives, Polymers, Specialty Additives, Crop Protection

Tennessee
Memphis	Plant	Plastic Additives

Texas
Marshall	Plant	Plastic Additives

West Virginia
Morgantown	Plant, Research Center	Plastic Additives

INTERNATIONAL
Australia
Seven Hills	Office, Laboratory*	Polymers

Location	Facility	Reporting Segment
Belgium
Antwerp	Office*	Plastic Additives, Polymers, Specialty Additives, Other
Herentals	Laboratory*	Plastic Additives

Brazil
Rio Claro	Plant	Plastic Additives, Polymers, Specialty Additives, Crop Protection
Sao Paulo	Office*	Plastic Additives, Polymers, Specialty Additives, Crop Protection

Canada
Elmira	Plant	Specialty Additives, Crop Protection
Guelph	Research Center	Crop Protection
Scarborough	Plant*	Specialty Additives
West Hill	Plant	Specialty Additives

France
Catenoy	Plant	Plastic Additives

Germany
Bergkamen	Plant*, Research Center	Plastic Additives
Lampertheim	Plant, Research Center	Plastic Additives
Waldkralburg	Plant	Plastic Additives

Italy
Latina	Plant	Plastic Additives, Polymers, Crop Protection
Ravenna	Plant	Plastic Additives, Other
Pedrengo	Plant	Plastic Additives

Mexico
Altamira	Plant	Plastic Additives, Specialty Additives
Reynosa	Plant	Plastic Additives

The Netherlands
Amsterdam	Plant	Crop Protection

Republic of China
Kaohsiung	Plant**	Plastic Additives, Specialty Additives
Nanjing	Plant	Polymers

Singapore	Administrative, Research Center, Sales Office*	Plastic Additives, Polymers, Specialty Additives, Other, Corporate

Switzerland
Frauenfeld	Office*	Plastic Additives, Corporate

United Kingdom
Accrington	Plant***	Polymers
Droitwich	Plant***	Polymers
Evesham	Research Center	Crop Protection
Langley	Office*	Specialty Additives, Crop Protection
Cheltenham	Plant*	Consumer Products
Trafford Park	Plant	Plastic Additives, Other

*                                         Facility leased by the Corporation.

**                                  Facility owned by Uniroyal Chemical Taiwan Ltd., which is 80% owned by of the Corporation.

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

Environmental Liabilities

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts.  For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operations and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes that such costs are estimable.  The total amount accrued for such environmental liabilities at December 31, 2005, was $147.9 million.  The Company estimates the reasonably possible and estimable environmental liability to range from $133 million to $185 million at December 31, 2005.  The Company is still in the process of evaluating the environmental liabilities related to the former Great Lakes locations, which it assumed as a result of the Merger.  The Company’s reserves include estimates for determinable clean-up costs.  During 2005, the Company recorded a pre-tax charge of $3 million to increase its environmental liabilities and made payments of $22.9 million for clean-up costs, which reduced its environmental liabilities.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed the Company’s present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations and cash flows. It is reasonably possible that the Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

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

Litigation brought by the Laurel Park Coalition in 1987 seeking contribution to the costs from the owner/operators of the site and later from other identified generator parties has resulted in substantial recoveries from a number of parties.  In December 2000 and January 2001, the United States District Court for the District of Connecticut (“District Court”) issued final judgment allowing recovery against various municipalities by the Laurel Park Coalition in the aggregate amount of approximately $1 million and declaring that the defendants at the Laurel Park site are liable for certain stated percentages of future response costs.  As a result of a settlement with one municipality, the aggregate amount of the outstanding judgment has been reduced to approximately $0.8 million.  In October 2002, the United States Second Circuit Court of Appeals (“Second Circuit”) generally affirmed the recoveries adopted by the District Court with respect to the municipal defendants.  In November 2002, the municipal defendants filed a Petition for Rehearing En Banc with the Second Circuit, which was denied in January 2003.

Immediately following this denial, the same defendants filed a Motion to Stay Mandate for 90 days to allow them to petition the United States Supreme Court for a writ of certiorari.  In June 2003, the Petition for Writ of Certiorari was denied and the matter was remanded to the District Court to perform a calculation concerning interest due on response costs.  The District Court subsequently ordered mediation that was unsuccessful.  The District Court then directed the parties to submit calculations of interest in accordance with the Second Circuit’s decision.  On August 14, 2004, the District Court issued a ruling awarding the Laurel Park Coalition a total of approximately $0.6 million against the towns of Middlebury and Orange, Connecticut, the two remaining defendants in this action.  The Laurel Park Coalition believes that the District Court’s calculations were not in accord with the terms of the remand and accordingly, the Laurel Park Coalition filed a notice of appeal to the Second Circuit which will be heard on March 20, 2006.  The Laurel Park Coalition has presented arguments on appeal that, if successful, would increase the District Court’s award by approximately $0.2 million to $0.4 million, to the range of $0.8 million to $1 million.

Vertac – Uniroyal (a wholly-owned subsidiary of the Company) and its Canadian subsidiary, Uniroyal Chemical Co./Cie (formerly known as Uniroyal Chemical Ltd./Ltee) were joined with others as defendants in consolidated civil actions brought in the United States District Court, Eastern District of Arkansas, Western Division (“Court”) by the United States of America, the State of Arkansas and Hercules Incorporated (“Hercules”), relating to a Vertac Chemical Corporation site in Jacksonville, Arkansas.  Uniroyal has been dismissed from the litigation.  However, on May 21, 1997, the Court entered an order finding that Uniroyal Chemical Co./Cie is jointly and severally liable to the United States, and finding that Hercules and Uniroyal Chemical Co./Cie are liable to each other in contribution. On October 23, 1998, the Court entered an order granting the United States’ motion for summary judgment against Uniroyal Chemical Co./Cie and Hercules as to the amount of its claimed removal and remediation costs of $102.9 million at the Vertac site.  Trial on the allocation of these costs as between Uniroyal Chemical Co./Cie and Hercules was concluded on November 6, 1998, and on February 3, 2000, the Court entered an Order finding Uniroyal Chemical Co./Cie liable to the United States for approximately $2.3 million and liable to Hercules in contribution for approximately $0.7 million.  On April 10, 2001, the United States Court of Appeals for the Eighth Circuit (“Appeals Court”) (i) reversed a decision in favor of the United States and against Hercules with regard to the issue of divisibility of harm and remanded the case back to the Court for a trial on the issue; (ii) affirmed the finding of arranger liability against Uniroyal Chemical Co./Cie; and (iii) set aside the findings of contribution between Hercules and Uniroyal Chemical Co./Cie by the Court pending a decision upon remand.  The Appeals Court also deferred ruling on all constitutional issues raised by Hercules and Uniroyal Chemical Co./Cie pending subsequent findings by the Court.  On June 6, 2001, the Appeals Court denied Uniroyal Chemical Co./Cie’s petition for rehearing by the full Appeals Court on the Appeals Court’s finding of arranger liability against Uniroyal Chemical Co./Cie and on December 10, 2001, Uniroyal Chemical Co./Cie’s Petition for a Writ of Certiorari to the United States Supreme Court with regard to the issue of its arranger liability was denied.  On December 12, 2001, the Court concluded hearings pursuant to the April 10, 2001 remand by the Appeals Court and briefing on the issue of divisibility was completed in January 2003.  On March 30, 2005, the Court entered a memorandum opinion and order finding no basis for Hercules’ claim of divisibility of harm for the damages arising from the remediation for which Hercules and Uniroyal Chemical Co./Cie had previously been found jointly and severally liable. The Court also rejected challenges to the constitutionality of CERCLA and its application in this case. Further, the Court affirmed its earlier findings regarding allocation. The net result of the memorandum opinion and order is the allocation of liability upon Uniroyal Chemical Co./Cie of 2.6 percent of the damages imposed jointly and severally upon Uniroyal Chemical Co./Cie and Hercules. This finding returns the parties to the positions held following the Court’s February 3, 2002 order, which resulted in liability upon Uniroyal Chemical Co./Cie to the United States for approximately $2.9 million and liability to Hercules for contribution for approximately $0.7 million. Hercules and Uniroyal Chemical Co./Cie have appealed the findings of the Court regarding the constitutionality of CERCLA, and Hercules has appealed the divisibility findings and the allocation finding. The appeal to the Eighth Circuit Court of Appeals can be expected to take up to eighteen months before judgment. Assuming the Eighth Circuit Court of Appeals affirms all issues, Uniroyal Chemical Co./Cie may elect to petition for certiorari before the United States Supreme Court on the issue of its liability as an “arranger” under the CERCLA statutory scheme.

Petrolia - In April 2004, the Company and other owners of property near our former Petrolia, Pennsylvania facility were named as defendants in a toxic tort class action lawsuit alleging contamination in and around the named areas that gave rise to certain property damage and personal injuries.  The plaintiffs also sought clean-up by the defendants of the alleged contamination.  On October 18, 2005, the Court issued its Memorandum Opinion and Order denying the plaintiffs’ motion for class certification, and the plaintiffs have appealed the decision.

Legal Proceedings

Conyers - The Company and certain of its officers and employees have been named as defendants in five state class action lawsuits filed in three counties in Georgia pertaining to the fire at the Company’s Conyers, Georgia warehouse on May 25, 2004 including the Davis case in Rockdale County, the Burtts and Hill cases in Fulton County and the Chapman and Brown cases in Gwinnett County. These suits seek recovery for economic and non-economic damages allegedly suffered as a result of the fire. The Company intends to vigorously defend against these lawsuits. The Company established a claims settlement process within one day of the fire to resolve all legitimate economic and personal injury claims raised by residents and businesses in Rockdale County, Georgia. While attorneys for certain plaintiffs attempted to stop this process, the Rockdale Superior Court ordered that the claims process continue in the interests of the citizens of that county. At the time of the fire, the Company maintained, and continues to maintain, property and general liability insurance. The Company believes that its general liability policies will adequately cover any third party claims and legal and processing fees in excess of the amounts that were recorded through December 31, 2005.

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

The plaintiffs in the state class action lawsuits described above each filed motions to voluntarily dismiss their respective cases in order to include their claims with the Martin federal court action.  The applicable state courts have granted the plaintiffs’ motions to dismiss the Burtts and Hill cases.  The motions to voluntarily dismiss the Chapman and Brown cases remain pending and are subject to opposition by the Company.  The Company has successfully opposed the dismissal of the Davis case and the plaintiffs’ appeal of that outcome was rejected by the Georgia Supreme Court.  The plaintiffs in the Davis case subsequently filed an additional motion to voluntarily dismiss the case which the Court has denied.

Albemarle Corporation - In May 2002, Albemarle Corporation filed two complaints against the Company in the United States District Court for the Middle District of Louisiana, one alleging that the Company infringed three process patents held by Albemarle Corporation relating to bromine vacuum tower technology, and the other alleging that the Company infringed or contributed to or induced the infringement of a patent relating to the use of decabromodiphenyl ethane as a flame retardant in thermoplastics. On a motion by the Company and over Albemarle’s objection, the cases were consolidated. In addition, the Company filed a counterclaim with the District Court in the flame retardant cases, alleging, among other things, that the Albemarle patent is invalid or was obtained as a result of inequitable conduct from the United States Patent and Trademark Office. In March 2004, Albemarle amended its consolidated complaint to add additional counts of patent infringement and trade secret violations. The Company believes that the allegations of Albemarle in the consolidated complaint, as well as the allegations in the additional counts, are without basis factually or legally, and intends to defend the case vigorously.  On October 25, 2005, Albemarle filed a complaint against Chemtura Corporation and Great Lakes Chemical Corporation in the United States District Court for the Middle District of Louisiana alleging that Chemtura and Great Lakes infringed a recently granted U.S. patent held by Albemarle relating to a decabromodiphenyl ethane “wet cake” intermediate product.  The Company believes that the allegations of the complaint are without basis, factually or legally, and intends to defend the case vigorously.

OSCA – Great Lakes previously held interests in a company named OSCA, Inc., which interests were divested to BJ Services Company in May 2002.  OSCA is a party to certain pending litigation regarding a blowout of a well in the Gulf of Mexico operated by Newfield Exploration Company. In the lawsuit, the plaintiffs claimed that OSCA and the other defendants breached their contracts to perform work-over operations on the well and were negligent in performing those operations. Pursuant to an indemnification agreement between Great Lakes and BJ Services entered into at the time of the sale of OSCA, Great Lakes agreed to pay BJ Services a certain percentage of any uninsured cash damages in excess of an amount paid by OSCA upon settlement or final determination of this pending litigation. In April 2002, a jury found OSCA and the other defendants responsible for those claims and determined OSCA’s share of the damages. In connection with the lawsuit, the Company asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident. Following a related trial on these insurance coverage claims, the court issued its final judgments on the underlying liability claims and the insurance coverage claims, entering judgment against OSCA for a net amount of approximately $13.3 million plus interest and finding that such amount was only partially covered by insurance. As of December 31, 2005, the

Company had a $9.7 million reserve recorded for this indemnification liability. The Company and BJ Services have appealed certain of the liability and insurance coverage decisions.

The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters.  The resolution of the environmental matters now pending or hereafter asserted against the Company or any of its subsidiaries could require the Company to pay remedial costs or damages in excess of its present estimates, and as a result could, either individually or in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Antitrust Investigations and Related Matters

Antitrust Investigations

Rubber Chemicals

On May 27, 2004, the Company pled guilty to a one-count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period between July 1995 to December 2001. The U.S. federal court imposed a fine of $50.0 million, payable in six annual installments, without interest, beginning in 2004. In light of the Company’s cooperation with the U.S. Department of Justice (the “DOJ”), the court did not impose any period of corporate probation.  On May 28, 2004, the Company pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Canadian federal court imposed a sentence requiring the Company to pay a fine of CDN $9.0 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid (in U.S. dollars) $2.3 million in 2004 and $2.3 million in 2005, in cash, for the U.S. and Canadian fines. Remaining cash payments for the U.S. and Canadian fines are expected to equal (in U.S. dollars) approximately $6.9 million in 2006; $11.5 million in 2007; $16.2 million in 2008; and $18.4 million in 2009. The Company recorded a pre-tax charge of $45.2 million against results of operations for its fiscal year ended December 31, 2003, as a reserve for the payment of the U.S. and Canadian fines, which represented the present value of the expected payments.

The Company and certain of its subsidiaries were previously the subject of a coordinated civil investigation by the European Commission (the “EC”) with respect to the sale and marketing of rubber chemicals.  On December 21, 2005, the Company announced that the EC imposed a fine of Euro 13.6 million (approximately U.S.$16 million) on the Company in connection with the EC’s rubber chemicals investigation.  The amount of the fine reflects the EC’s maximum leniency of a 50 percent reduction in the fine, resulting from the Company’s continual cooperation with the EC throughout its investigation.  In December 2005, the Company recorded a pre-tax charge of $16.1 million for the EC fine.  As of the date of this annual report on Form 10-K, there are no remaining governmental investigations of the Company with respect to its sale and marketing of rubber chemicals.

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

Impact upon the Company

The Company does not expect the previously described resolution of the rubber chemicals investigations by the United States, Canada and the EU to have a material adverse effect on its cash flows.  However, the resolution of any other possible antitrust violations against the Company and certain of its subsidiaries and the resolution of any civil claims now pending or hereafter asserted against them may have a material adverse effect on the Company’s financial condition, results of operations, cash flows or prospects. No assurances can be given regarding the outcome or timing of these matters.

The Company’s antitrust costs, which are comprised primarily of settlements and legal costs, increased from $6.7 million (pre-tax) during the immediately prior fiscal quarter ended September 30, 2005 to $35.9 million (pre-tax) for the fiscal quarter ended December 31, 2005.  The antitrust costs for the fourth quarter of 2005 consisted of $16.1 million for the EU fine, $9.3 million for settlement of certain civil lawsuits, $6.2 million for settlement with claimants in Canada relating to rubber chemicals, and the remainder for legal fees and costs associated with antitrust investigations and related civil lawsuits.  The Company’s antitrust costs for the year ended December 31, 2005 of $49.1 million consisted of $3.9 million for a Canadian EPDM settlement, $16.1 million for the EU fine, $9.3 million for settlement of certain civil lawsuits, $6.2 million for settlement with claimants in Canada relating to rubber chemicals, and $13.6 million for legal fees and costs associated with antitrust investigations and related civil lawsuits.  During 2005, the Company made payments for antitrust settlements of $59.5 million and payments for related legal fees of $12.4 million.  The Company expects to continue to incur costs, which may be substantial, until all antitrust investigations are concluded and civil claims are resolved.

Civil Lawsuits

Except for those actions indicated as being subject to a settlement agreement or dismissed by the applicable court, the actions described below under “Civil Lawsuits” are in early procedural stages of litigation and, accordingly, the Company cannot predict their outcome and believes potential remedial costs or damages are indeterminable. The Company will seek cost-effective resolutions of the various pending and threatened legal proceedings against the Company; however, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  Except for direct purchaser claims with respect to rubber chemicals, EPDM and nitrile rubber, the Company has not recorded a charge for potential liabilities and expenses in connection with the civil claims not subject to any settlement agreement, because it is not yet able to reasonably estimate such costs.

U.S. Federal Antitrust Actions

Plastic Additives Settlement Agreement. On August 11, 2004, the Company and plaintiff class representatives entered into a Settlement Agreement (the “Plastic Additives Settlement Agreement”) that resolves, with respect to the Company, a single, consolidated direct purchaser class action lawsuit that was filed in the United States District Court, Eastern District of Pennsylvania, against the Company and other companies, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased plastic additives in the United States directly from any of the defendants or from any predecessors, parents, subsidiaries or affiliates thereof at any time during the period from January 1, 1990 through January 31, 2003. The complaint in this action principally alleged that the defendants conspired to fix, raise, maintain or stabilize prices for plastic additives sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities. Under the Plastic Additives Settlement Agreement, the Company paid $5.0 million to a settlement fund in exchange for the final dismissal, with prejudice, of the lawsuit as to the Company, and a complete release of all claims against the Company set forth in the lawsuit. The court granted final approval of the Plastic Additives Settlement Agreement in January 2005.

Partially Terminated Global Settlement Agreement. On January 11, 2005, the Company and plaintiff class representatives entered into a Settlement Agreement (the “Global Settlement Agreement”) that was intended to resolve, with respect to the Company, three consolidated direct purchaser class action lawsuits that were filed in the United States District Courts in the District of Connecticut, Western District of Pennsylvania and the Northern District of California, respectively, against the Company, its subsidiary Uniroyal Chemical Company, Inc., now known as Chemtura USA Corporation (referred to as “Uniroyal” for purposes of the description of the Company’s civil lawsuits), and other companies, by plaintiffs on behalf of themselves and classes consisting of all persons or entities who purchased EPDM, nitrile rubber and rubber chemicals, respectively, in the United States directly from one or more of the defendants or any predecessor, parent, subsidiary or affiliates thereof, at any time during various periods, with the earliest commencing on January 1, 1995. The complaints in the consolidated actions principally alleged that the defendants conspired to fix, raise, maintain or stabilize prices for EPDM, nitrile rubber and rubber chemicals, as applicable, sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities.  The Global Settlement Agreement provided that the Company would pay a total of $97.0 million, consisting of $62.0 million with respect to rubber chemicals, $30.0 million with respect to EPDM and $5.0 million with respect to nitrile rubber, in exchange for the final dismissal with prejudice of the foregoing three lawsuits as to the Company and a complete release of all claims against the Company set forth in the lawsuits.

In accordance with its rights under the Global Settlement Agreement, the Company terminated those parts of the settlement covering rubber chemicals and EPDM following the exercise of opt out rights by certain potential members of the applicable classes.  As a result of the Company’s partial termination of the Global Settlement Agreement, the consolidated direct purchaser class action lawsuits relating to rubber chemicals and EPDM continue to proceed in their respective federal district courts.  The Company is negotiating settlements directly with a number of the larger potential claimants in those actions.  The Company’s settlements with respect to certain of these claimants is described below under “Remaining Direct and Indirect Purchaser Lawsuits.”  The Company further reduced the reserves previously established with respect to claims by purchasers of rubber chemicals in order to reflect management’s best estimate of the liability at this time.  The nitrile rubber portion of the Global Settlement Agreement has been approved by the United States District Court for the Western District of Pennsylvania.

ParaTec Elastomers Cross-Claims. A defendant in the class action lawsuit relating to nitrile rubber, ParaTec Elastomers LLC, a former joint venture in which the Company previously owned a majority interest but now has no interest, has asserted cross claims against the Company and its subsidiary Uniroyal in this class action, seeking damages that ParaTec Elastomers LLC has allegedly suffered or may suffer as a result of the Company’s actions, including the Company’s alleged failure to obtain immunity for ParaTec Elastomers with respect to the EC’s investigation of the sale and marketing of nitrile rubber.  The ParaTec Elastomers complaint seeks damages of unspecified amounts, including attorneys’ fees and punitive damages with respect to certain of the alleged causes of action, injunctive relief, pre- and post-judgment interest, costs and disbursements and such other relief as the court deems just and proper.  On August 6, 2004, the Company filed a motion to dismiss the cross claims, or in the alternative to compel arbitration.  On September 29, 2005, the motion to dismiss was granted with respect to the plaintiff’s claims of violation of the Connecticut Unfair Trade Practices Act, breach of contract, fraud and promissory estoppel.  The motion to dismiss was denied with respect to the plaintiff’s claims for contractual indemnification pursuant to the ParaTec Elastomers LLC Agreement, breach of fiduciary duty and breach of covenant of good faith and fair dealing.  In addition, the court denied the Company’s motion to compel arbitration.  The Company has appealed the denial of its motion to compel arbitration.  The Company has not recorded an accrual for this matter because it is not  probable.

Remaining Direct and Indirect Purchaser Lawsuits. The Company, individually or together with its subsidiary Uniroyal, and other companies, continues to be or has become a defendant in certain direct and indirect purchaser lawsuits filed in federal courts during the period from May 2004 through January 2006 involving the sale of rubber chemicals, EPDM, polychloroprene, nitrile rubber, plastic additives and urethanes and urethane chemicals. The complaints in the direct purchaser actions (as further described below) principally allege that the defendants conspired to fix, raise, maintain or stabilize prices for rubber chemicals, EPDM, polychloroprene, nitrile rubber, plastic additives or urethanes and urethane chemicals, as applicable, sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities. With respect to the indirect purchaser class action relating to plastic additives (as further described below), the complaint principally alleges that the defendants conspired to fix, raise, stabilize and maintain the price of plastic additives and allocate markets and customers in the named jurisdictions in violation of certain antitrust statutes and consumer protection and unfair or deceptive practices laws of the relevant jurisdictions, and that this caused injury to purchasers in the foregoing states who paid more to purchase indirectly plastics additives as a result of such alleged anticompetitive activities.  With respect to the indirect purchaser class action relating to rubber chemicals (as further described below), the complaint principally alleges that the defendants conspired to fix, raise, stabilize and maintain the price of rubber chemicals and allocate markets in the named jurisdictions in violation of the Tennessee Trade Practices Act.  With respect to the complaints relating to the sale of polychloroprene (as further described below), although the Company does not sell or market polychloroprene, the complaints allege that the Company and producers of polychloroprene conspired to raise prices with respect to polychloroprene and the other products included in the complaint collectively in one conspiracy.  In each of the foregoing actions, the plaintiffs seek, among other things, treble damages of unspecified amounts, costs (including attorneys’ fees) and injunctive relief preventing further violations of the Sherman Act (with respect to the direct purchaser actions) or the improper conduct alleged in the complaint (with respect to the indirect purchaser class actions).

•                  With respect to rubber chemicals, the Company, Uniroyal and other companies are defendants in three direct purchaser lawsuits, including the consolidated rubber chemicals direct purchaser lawsuit previously subject to the Global Settlement Agreement, and one indirect purchaser lawsuit.

•                  The first direct purchaser lawsuit, as amended, was filed on March 15, 2005 in the United States District Court, Northern District of California, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased rubber chemicals in the United States directly from any of the defendants or from any present or former parent, subsidiary or affiliate thereof at any time during the period from May 1, 1995 to December 31, 2001.  The plaintiffs in this lawsuit consist of the plaintiffs that had been previously subject to the now partially terminated Global Settlement Agreement.  In December 2005, the Company and Uniroyal entered into settlement agreements with four plaintiffs in this lawsuit, as well as the plaintiffs in two previously pending direct purchaser lawsuits filed in Pennsylvania and Ohio by RBX Industries, Inc. and Goodyear Tire & Rubber Company, respectively.  The purchases by these plaintiffs represent over half of the Company’s relevant U.S. rubber chemicals sales during the periods covered by the lawsuits.  Pursuant to these settlement agreements, the Company paid an aggregate of $50.8 million in exchange for the plaintiffs’ release of their claims against the Company. The settlement agreement with Goodyear Tire & Rubber Company also resolves Goodyear’s federal direct purchaser lawsuit against the Company with respect to purchases of EPDM and polychloroprene, as described below, and the aggregate settlement amount of $50.8 million includes the settlement amount for such other lawsuit.

•                  The second lawsuit was filed on March 9, 2005, in the United States District Court, Northern District of Ohio (now transferred to the Northern District of California), by Parker Hannifin Corporation and PolyOne Corporation with respect to purchases of rubber chemicals from one or more of the defendants.

•                  The third lawsuit was filed on June 1, 2005, in the United States District Court, Northern District of California, by Caterpillar Inc., Carlisle Companies Incorporated and certain subsidiaries of Carlisle Companies Incorporated with respect to purchases of rubber chemicals from one or more of the defendants.

•                  The indirect purchaser lawsuit was filed on January 10, 2006, in the United States District Court, Eastern District of Tennessee, by plaintiffs on behalf of themselves and a class consisting of all persons and entities within 37 states who indirectly purchased the defendants’ rubber chemicals, other than for resale, from January 1, 1994 to the present.

•                  With respect to EPDM, the Company, Uniroyal and other companies are defendants in four direct purchaser lawsuits, including the consolidated EPDM direct purchaser lawsuit previously subject to the Global Settlement Agreement.

•                  The first lawsuit, as amended, was filed on July 1, 2004, in the United States District Court, District of Connecticut, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased EPDM in the United States directly from any of the defendants or from any predecessor, subsidiary or affiliate thereof at any time during the period from January 1, 1997 to December 31, 2001.

•                  The second lawsuit was filed on July 28, 2004, in the United States District Court, Eastern District of Pennsylvania (now transferred to the District of Connecticut), by RBX Industries, Inc.

•                  The third lawsuit was filed on June 1, 2005, in the United States District Court, Northern District of New York (now conditionally transferred to the District of Connecticut), by Carlisle Companies Incorporated and certain of its subsidiaries with respect to purchases of EPDM from one or more of the defendants.

•                  The Company, Uniroyal and other companies are also defendants in one multi-product lawsuit involving EPDM, which is described separately below.

•                  With respect to nitrile rubber, the Company, Uniroyal and other companies are defendants in a multi-product direct purchaser lawsuit involving nitrile rubber, which is described separately below.

•                  With respect to plastic additives, the Company and other companies are defendants in one direct purchaser lawsuit and one indirect purchaser lawsuit.

•                  The first lawsuit was filed on December 28, 2004, in the United States District Court, Northern District of Ohio, by PolyOne Corporation with respect to purchases of plastic additives from one or more of the defendants. This action has been transferred to the Eastern District of Pennsylvania for coordination with the consolidated class action pending there with respect to those plaintiffs that have opted out of the Plastic Additives Settlement Agreement.

•                  The second lawsuit is a class action lawsuit, filed in August 2005, as thereafter amended, in the United States District Court, Eastern District of Pennsylvania, by plaintiffs on behalf of themselves and a class consisting of all persons and business entities within 22 states and the District of Columbia that indirectly purchased products containing plastic additives manufactured, sold or distributed by the defendants, other than for resale, at any time from January 1, 1990 to January 31, 2003.

•                  With respect to urethanes, the Company, Uniroyal and other companies are defendants in a consolidated direct purchaser class action lawsuit filed on November 19, 2004, in the United States District Court, District of Kansas, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased urethanes in the United States directly from any of the defendants or from any present or former parent, subsidiary or affiliate thereof at any time during the period from January 1, 1998 to the present. This action consolidates twenty-six direct purchaser class action lawsuits previously described in the Company’s prior periodic reports filed with the Securities and Exchange Commission.  On September 23, 2005, the plaintiffs filed an amended complaint, which is being contested by the Company.

•                  The remaining federal purchaser lawsuit is a multi-product lawsuit.  The Company, Uniroyal and other companies are also defendants in a direct purchaser lawsuit filed on November 16, 2004, in the United States District Court, Northern District of Ohio, by Parker Hannifin Corporation and PolyOne Corporation with respect to purchases of EPDM, nitrile rubber and polychloroprene from one or more of the defendants.  This action has been transferred to the District of Connecticut.  In December 2005, the Company and Uniroyal entered into a settlement agreement with Goodyear Tire & Rubber Company with respect to a previously pending single direct purchaser lawsuit filed on May 7, 2004, as amended, in the United States District Court, Northern District of Ohio (subsequently transferred to the District of Connecticut), by Goodyear Tire & Rubber Company with respect to purchases of EPDM and polychloroprene.  This settlement agreement also resolves the federal direct purchaser lawsuit by Goodyear Tire & Rubber Company against the Company with respect to rubber chemicals, as described above.

State Court Antitrust Class Actions

Rubber Chemicals. With respect to rubber chemicals, the Company, certain of its subsidiaries and other companies remain defendants in seven pending putative indirect purchaser class action lawsuits filed during the period from October 2002 through January 2006 in state courts.

•                  Four of the outstanding seven lawsuits were filed in California, Florida, Tennessee and West Virginia, from October 2002 through February 2003, and the putative class in each lawsuit comprises all persons within each of the applicable states who purchased tires other than for resale that were manufactured using rubber processing chemicals sold by the defendants since 1994.  The complaints principally allege that the defendants agreed to fix, raise, stabilize and maintain the price of rubber processing chemicals used as part of the tire manufacturing process in violation the laws of these states and that this caused injury to individuals who paid more to purchase tires as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, interest and attorneys’ fees and costs.  A previously pending putative indirect purchaser action filed in Minnesota was dismissed by the court on August 29, 2005.  The plaintiff in this case has filed a notice of appeal of the court’s decision.

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

•                  The remaining two lawsuits, one filed in Florida on May 25, 2004, as thereafter amended, and the other filed in Pennsylvania on February 14, 2005, as thereafter amended, are multi-product lawsuits and are described under the heading “Multi-Product Lawsuit” below.

The Company and its defendant subsidiaries have filed motions to dismiss on substantive and personal jurisdictional grounds or answers with respect to all of the pending lawsuits. Certain motions to dismiss remain pending, and other motions to dismiss have been denied by the applicable court, which are being, or will be, appealed by the Company and its defendant subsidiaries.  A previously pending indirect purchaser action, filed in Tennessee on February 17, 2005, has been voluntarily dismissed.

EPDM. With respect to EPDM, the Company, its subsidiary Uniroyal, and other companies are defendants in fifteen pending putative indirect purchaser class action lawsuits filed during the period of October 2003 through February 2005 in state courts.

•                  Nine of the outstanding fifteen lawsuits were filed in California, North Carolina, Florida, New York, Iowa, New Mexico, Vermont, Nebraska and Kansas, respectively, from October 2003 through February 2005, and the putative class of each action comprises all persons or entities in each of the applicable states who purchased indirectly EPDM at any time from the defendants or any predecessors, parents, subsidiaries, or affiliates thereof from at least January 1, 1994. The complaints principally allege that the defendants conspired to fix, raise, stabilize, and maintain the price of EPDM and allocate markets and customers in the United States, including foregoing states, respectively, in violation of the laws of those states and that this caused injury to purchasers who had paid more to purchase indirectly EPDM as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, single or treble damages of an unspecified amount, costs (including attorneys’ fees), and disgorgement of profits. The Company and its defendant subsidiaries have filed motions to dismiss on substantive and personal jurisdictional grounds or answers with respect to most of the foregoing actions.

•                  The tenth lawsuit was filed in Tennessee on December 22, 2004, and the putative class comprises all persons or business entities in Tennessee, 24 other states and the District of Columbia that purchased indirectly EPDM manufactured, sold or distributed by the defendants, other than for resale, from January 1994 to December 2002. The complaint principally alleges that the defendants conspired to fix, raise, stabilize, and maintain the price of EPDM and allocate markets and customers in the United States, including the foregoing states, respectively, in violation of the laws of those states and that this caused injury to purchasers who paid more to purchase indirectly EPDM as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, single or treble damages of an unspecified amount, costs (including attorneys’ fees), and disgorgement of profits.

•                  The five remaining lawsuits, filed in Massachusetts, Florida, California, New York and Pennsylvania, respectively, between May 2004 and February 2005, as thereafter amended, are multi-product lawsuits and are described under the heading “Multi-Product Lawsuits” below.

The Company and its defendant subsidiaries have filed motions to dismiss on substantive and personal jurisdictional grounds with respect to eight of the pending non-multi-product lawsuits and intends to file motions to dismiss the remaining two non-multi-product lawsuits.

Plastic Additives. With respect to plastic additives, the Company and other companies are defendants in two pending putative indirect purchaser class action lawsuits.  The two outstanding lawsuits were filed in California and Nebraska, respectively, and the putative class of each action comprises all persons or entities in each of the applicable states who purchased indirectly plastic additives at any time from any of the defendants, other than for resale, during various periods, each commencing on January 1, 1990.  Each of the foregoing lawsuits principally alleges that the defendants and co-conspirators agreed to fix, raise, stabilize and maintain the price of plastic additives in violation of the laws of jurisdictions named in the complaints, as applicable, and that this caused injury to purchasers who paid more to purchase plastic additives as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, costs (including attorneys’ fees) and/or injunctive relief preventing the defendants from continuing the unlawful activities alleged in the complaint. The Company has filed motions to dismiss the remaining two cases, one of which as been denied by the applicable court.

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

Urethanes. With respect to our urethanes business, the Company, its subsidiary Uniroyal, and other companies are defendants in eighteen pending putative indirect purchaser class action lawsuits in six states.

•                  Eleven of the outstanding eighteen lawsuits were filed in California from March through June 2004. The putative class in the California actions comprises all persons or entities in California who purchased indirectly urethanes from any of the defendants at any time during various periods with the earliest commencing on January 1, 1990. By agreement, plaintiffs in the California actions will file a consolidated amended complaint.

•                  One of the lawsuits was filed in Tennessee on April 28, 2004. The putative class comprises all natural persons who purchased indirectly urethanes during the period from January 1, 1994 to April 2004.

•                  One of the lawsuits was filed in Florida on October 28, 2005.  The putative class is comprised of all individuals or entities in any of 21 states or the District of Columbia who indirectly purchased urethanes manufactured or sold by the defendants at any time during the period from January 1, 1999 through December 31, 2004.

•                  The five remaining lawsuits, filed in Massachusetts, Florida, California, New York and Pennsylvania, respectively, between May 2004 and February 2005, as thereafter amended, are multi-product lawsuits and are described under the heading “Multi-Product Lawsuits” below.

The foregoing lawsuits principally allege that the defendants conspired to fix, raise, stabilize and maintain the price of urethanes and allocate markets and customers in violation of the laws of the applicable jurisdictions, and that this caused injury to purchasers who paid more to purchase, indirectly, urethanes as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, costs (including attorneys’ fees), and/or disgorgement of profits.

Multi-Product Lawsuits. The Company, its subsidiary Uniroyal, and other companies are defendants in five pending putative indirect purchaser class action lawsuits in five states that each involve multiple products.

•                  One of the outstanding multi-product lawsuits was filed in Florida on May 25, 2004, as thereafter amended, and the putative class comprises all natural persons who, within Florida, 19 other states and the District of Columbia, purchased for non-commercial purposes any product containing rubber and urethane products (defined to include rubber chemicals, EPDM, nitrile rubber and urethanes) manufactured or sold by any of the defendants, and which were the subject of price-fixing by any of the defendants or any co-conspirator, at any time from January 1, 1994 through December 31, 2004. The complaint principally alleges that the defendants agreed to fix, raise, stabilize and maintain the price of rubber chemicals distributed or sold in Florida, 19 other states and the District of Columbia in violation of the laws of these states and the District of Columbia, and that the plaintiff and the alleged class were injured. The plaintiff seeks, among other things, damages of an unspecified amount, interest and attorneys’ fees and costs. On March 16, 2005, the Company filed motions to dismiss the lawsuit, which remain pending.

•                  The second multi-product lawsuit was filed in Pennsylvania on February 14, 2005, as thereafter amended, and the putative class comprises all natural persons who, within Pennsylvania, purchased for non-commercial purposes any product containing rubber and urethane products (defined to include rubber chemicals, EPDM, nitrile rubber, urethanes) manufactured or sold by any of the defendants, and which were the subject of price-fixing by any of the defendants or any co-conspirator, at any time from January 1, 1994 through December 31, 2004.  The complaint principally alleges that the defendants agreed to fix, raise, stabilize and maintain the price of rubber chemicals distributed or sold in the applicable state and throughout the United States in violation of the laws of that state, and that the plaintiff and the alleged class were injured. The plaintiff seeks, among other things, damages of an unspecified amount, interest and attorneys’ fees and costs.  The Company filed a motion to dismiss this action in June 2005, which remains pending.

•                  The remaining three outstanding multi-product lawsuits were filed between February 2005 and February 2006, as thereafter amended, in Massachusetts, California and New York, respectively, and the putative class comprises all natural persons who, within the applicable state, purchased for non-commercial purposes any product containing rubber and urethane products (defined to include EPDM, nitrile rubber, urethanes) manufactured or sold by any of the defendants, and which were the subject of price-fixing by any of the defendants or any co-conspirator, at any time from January 1, 1994 through December 31, 2004. Each of the complaints principally alleges that the defendants agreed to fix, raise, stabilize and maintain the price of rubber chemicals distributed or sold in the applicable state and throughout the United States in violation of the laws of that state, and that the plaintiff and the alleged class were injured. The plaintiff in each lawsuit seeks, among other things, damages of an unspecified amount, interest and attorneys’ fees and costs.

Canadian Antitrust Actions

EPDM. The Company and the plaintiffs in three previously disclosed Canadian class action lawsuits relating to EPDM have entered into a settlement agreement, dated as of September 19, 2005 (the “EPDM Settlement Agreement”), that is intended to resolve, with respect to the Company and its defendant subsidiaries, the three lawsuits filed in the Superior Court of the District of Quebec, the Ontario Superior Court of Justice and the Supreme Court of British Columbia, respectively. The lawsuits were filed on behalf of residents of Canada who purchased, used or received EPDM or who purchased products containing EPDM between January 1, 1994 and December 31, 2002.  Each of the foregoing complaints principally alleged that the Company conspired with other defendants to restrain unduly competition in the sale of EPDM and to inflate artificially the sale price of EPDM in violation of Canada’s Competition Act, and that this caused injury to purchasers who paid artificially inflated prices for EPDM or products containing EPDM. The plaintiffs sought, among other things, authorization to commence a class action, recovery of the additional revenues generated by the artificial inflation of the price of EPDM, exemplary and punitive damages, attorneys’ fees and costs.

The EPDM Settlement Agreement provides that the Company will pay CDN$4.5 million (approximately U.S.$3.9 million) to the class claimants in Canada covering all direct and indirect purchasers of EPDM during the class period of January 1, 1997 to December 31, 2001 in exchange for the final dismissal with prejudice of the lawsuit as to the Company and its subsidiary defendants and a complete release of all claims against the Company and its subsidiary defendants set forth in the lawsuits.  The EPDM Settlement Agreement, which has been approved by the applicable courts, permits potential class members to opt out of the class and the Company to recover a portion of the settlement funds with respect to those potential class members that choose to opt out of the settlement.

Rubber Chemicals. The Company has entered into a settlement agreement, dated December 1, 2005 (the “Rubber Chemicals Settlement Agreement”), that is intended to resolve, with respect to the Company and its defendant subsidiaries, four Canadian class action lawsuits filed in the Superior Court of the District of St. Francois in Quebec, the Superior Court of the District of Montreal in Quebec, the Ontario Superior Court of Justice and the Supreme Court of British Columbia between May 2004 and February 2005.  The lawsuits were filed on behalf of persons and certain entities that purchased rubber chemicals or products containing rubber chemicals directly or indirectly from the defendants during various periods commencing as early as January 1994.  Three of those complaints alleged that the Company conspired with other defendants to restrain unduly competition in the sale of rubber chemicals and to inflate artificially the sale price of the rubber chemicals in violation of Canada’s Competition Act, and that this caused injury to purchasers who paid artificially inflated prices for such rubber chemicals.  The fourth complaint alleged that the Company conspired with other defendants to coordinate the timing and amounts of price increases for certain rubber chemicals and to allocate customers and sales volumes amongst themselves in violation of Canada’s Competition Act, and that this caused injury to purchasers who paid artificially inflated prices for rubber chemicals or products containing rubber chemicals.  The plaintiffs in each lawsuit sought, among other things, recovery of the additional revenues generated by the artificial inflation of the price of rubber chemicals, general and punitive damages, attorney’s fees and costs.

The Rubber Chemicals Settlement Agreement certifies the lawsuits as class actions for purposes of the settlement and provides that the Company will pay CDN$7.2 million (approximately U.S.$6.2 million) to the class claimants in Canada covering all persons who purchased rubber chemicals products in Canada during the class period of July 1, 1995 to December 31, 2001, in exchange for the final dismissal with prejudice of the lawsuits as to the Company and its defendant subsidiaries and a complete release of all claims against the Company and its defendant subsidiaries set forth in the lawsuits.  The Rubber Chemicals Settlement Agreement, which is subject to approval by the courts in Ontario, Quebec and British Columbia and notice to class members, permits potential class members to opt out of the class and the Company to recover a portion of the settlement funds with respect to certain potential class members that choose to opt out of the settlement.

Polyester Polyols (previously described as Urethanes and Urethane Chemicals). The Company and the plaintiffs in two Canadian class action lawsuits relating to polyester polyols (which is a chemical used in the manufacture of polyurethanes) or products that directly or indirectly contain or are derived from polyester polyols (collectively, “Polyester Polyols”) have entered into a settlement agreement, dated November 8, 2005 (the “Polyester Polyols Settlement Agreement”), that is intended to resolve, with respect to the Company and its defendant subsidiaries, the lawsuits filed in the Ontario Superior Court of Justice and the Superior Court of Quebec, against the Company, its subsidiaries Crompton Canada Corporation, Crompton Co./Cie and Uniroyal, and other companies.  The lawsuits were filed on behalf of proposed classes of persons and entities in Canada who purchased Polyester Polyols during the period from at least February 1998 to December 2002.  The lawsuits principally alleged that the Company conspired with other defendants to raise, fix, maintain or stabilize the price of and to allocate markets and customers for the sale of Polyester Polyols in Canada in violation of Canada’s Competition Act, and that this caused injury to purchasers who paid artificially inflated prices for Polyester Polyols. The plaintiffs sought, among other things, general and punitive damages, interest and costs.

The Polyester Polyols Settlement Agreement certifies the lawsuits as class actions for purposes of the settlement and provides that the Company will pay CDN$69,000 (approximately U.S.$60,000) to the class claimants in Canada who purchased Polyester Polyols in Canada during the class period of February 1, 1998 to December 31, 2002, in exchange for the final dismissal with prejudice of the lawsuits as to the Company and its defendant subsidiaries and a complete release of all claims against the Company and its defendant subsidiaries set forth in the lawsuits.  The Polyester Polyols Settlement Agreement, which is subject to the approval of the courts in Ontario and Quebec identified above and notice to class members, permits potential class members to opt out of the class and the Company to recover a portion of the settlement funds with respect to certain potential class members that choose to opt out of the settlement.

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

Other

The Company is routinely subject to other civil claims, litigation and arbitration, and regulatory investigations, arising in the ordinary course of its present business as well as in respect of its divested businesses. Some of these claims and litigations relate to product liability claims, including claims related to the Company’s current products and asbestos-related claims concerning premises and historic products of its corporate affiliates and predecessors. The Company believes that it has strong defenses to these claims. These claims have not had a material impact on the Company to date and the Company believes the likelihood that a future material adverse outcome will result from these claims is remote. However, the Company cannot be certain that an adverse outcome of one or more of these claims would not have a material adverse effect on its business or results of operations, cash flow or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Corporation are as follows:

Robert L. Wood, age 51, has served as President and Chief Executive Officer of the Company since January 2004 and Chairman since April 2004.  Previously, Mr. Wood served for 27 years with The Dow Chemical Company in a variety of executive capacities, most recently as business group President for Thermosets and Dow Automotive.

Gregory E. McDaniel, age 54, has served as Executive Vice President, Strategy, New Business Development and Technology since 2006 and as Senior Vice President, Strategy & New Business Development from 2004 to 2006.  Previously, Mr. McDaniel served for 28 years with The Dow Chemical Company in a variety of executive capacities, most recently as Vice President and Director of New Business Development and Mergers and Acquisitions within the Polyurethane and Thermosets Group.

Marcus Meadows-Smith, age 44, has served as Executive Vice President, Crop Protection and Consumer Products since 2005, and Business Director, Crop Protection, Europe, the Middle East and Africa, from 2000 to 2004.

Karen R. Osar, age 56, has served as Executive Vice President and Chief Financial Officer since 2004.  Previously, Ms. Osar served as Senior Vice President and Chief Financial Officer of MeadWestvaco Corporation and of Westvaco Corporation, and as Treasurer of Tenneco, Inc.  Ms. Osar also spent 19 years in banking at J. P. Morgan and Company.

Lynn A. Schefsky, age 57, has served as Senior Vice President and General Counsel since 2004.  Previously, Mr. Schefsky served for 19 years with The Dow Chemical Company in a variety of legal positions, most recently as Global Managing Counsel for Thermosets and Dow Automotive.

Barry J.  Shainman, age 63, has served as Vice President since 2005; Secretary since 2000; and Assistant General Counsel since 1999.

Michael F.  Vagnini, age 49, has served as Senior Vice President and Controller since 2005; Vice President and Controller from 2002 to 2005; and Corporate Controller from 1999 to 2002.

Eric C. Wisnefsky, age 35, has served as Vice President, Corporate Finance and Treasurer since 2004, and Director of Financial Planning and Analysis from 2002 to 2004.  Mr. Wisnefsky served as Manager, Financial Planning and Analysis from 2000 to 2002, and as Manager of External Reporting from 1998 to 2000.

Gary P. Yeaw, age 48, has served as Executive Vice President, Human Resources and Communications since 2006 and as Senior Vice President, Human Resources from 2005 to 2006.  Previously, Mr. Yeaw spent four years at American Standard Companies where he served as a Vice President, Human Resources and three years at Honeywell International in Human Resources-related positions.

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

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the range of market prices for Chemtura Corporation’s common stock on the New York Stock Exchange and the amount of dividends per share by quarter during the past two years:

	2005
	First	Second	Third	Fourth
Dividends per common share	$0.05	0.05	0.05	0.05
Market price per common share:
High	$16.24	16.03	17.95	13.03
Low	$10.41	12.61	11.00	9.89

	2004
	First	Second	Third	Fourth
Dividends per common share	$0.05	0.05	0.05	0.05
Market price per common share:
High	$7.85	6.98	9.63	11.80
Low	$5.77	5.35	5.02	8.09

The number of registered holders of common stock of the Company on March 2, 2006 was 5,934.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data for the Company for each of its last five fiscal years follows:

	(In millions of dollars, except per share data)	2005 (a)	2004	2003	2002	2001
	Summary of Operations
	Net sales	$2,986.6	2,285.2	1,941.8	1,861.4	2,054.9
	Gross profit (b)	$783.5	525.3	461.4	527.8	558.7
	Selling, general and administrative (b)	$330.4	270.6	260.2	272.1	290.5
	Depreciation and amortization	$157.8	118.2	107.8	103.2	141.9
	Research and development	$51.8	47.9	49.7	52.7	54.2
	Equity income	$(1.8)	(14.1)	(13.2)	(7.9)	(9.2)
	Facility closures, severance and related costs	$22.7	62.8	17.0	18.0	99.7
	Antitrust costs	$49.1	113.7	77.7	6.3	—
	Merger costs (c)	$45.2	—	—	—	—
	In-process research and development (c)	$73.3	—	—	—	—
	Impairment of long-lived assets (d)	$—	—	—	—	80.4
	Operating profit (loss)	$54.9	(73.8)	(37.9)	83.5	(98.7)
	Interest expense	$107.7	78.4	89.7	101.7	109.9
	Loss on early extinguishment of debt	$55.1	20.1	24.7	—	—
	Other (income) expense, net (b)	$11.8	(80.5)	0.7	42.8	31.8
	Loss from continuing operations before income taxes and cumulative effect of accounting change	$(119.7)	(91.7)	(152.9)	(61.0)	(240.4)
	Income tax provision (benefit)	$65.2	(49.8)	(35.3)	(21.4)	(81.7)
	Loss from continuing operations cumulative effect of accounting change	$(184.9)	(42.0)	(117.6)	(39.6)	(158.7)
	Earnings from discontinued operations	$2.6	5.2	25.3	55.1	34.8
	Gain (loss) on sale of discontinued operations	$(3.9)	2.1	111.7	—	—
	Cumulative effect of accounting change (e)	$(0.5)	—	(0.4)	(299.0)	—
	Net earnings (loss)	$(186.6)	(34.6)	19.0	(283.5)	(123.9)

	Per Share Statistics
	Basic and Diluted
	Loss from continuing operations before cumulative effect of accounting change	$(1.04)	(0.37)	(1.05)	(0.35)	(1.40)
	Earnings from discontinued operations	$0.01	0.05	0.23	0.48	0.30
	Gain (loss) on sale of discontinued operations	$(0.02)	0.02	0.99	—	—
	Cumulative effect of accounting change	$—	—	—	(2.63)	—
	Net earnings (loss)	$(1.05)	(0.30)	0.17	(2.50)	(1.10)
	Dividends	$0.20	0.20	0.20	0.20	0.20
	Book value	$7.40	2.84	2.64	1.76	4.84
Common stock trading range:	High	$17.95	11.80	7.75	13.00	12.19
	Low	$9.89	5.02	3.63	5.44	6.20
	Average shares outstanding (in thousands)-Basic	178,404	114,736	112,531	113,568	113,061
	Average shares outstanding (in thousands)-Diluted	178,404	114,736	112,531	113,568	113,061

	Financial Position
	Working capital	$565.9	338.4	163.8	418.6	477.3
	Current ratio	1.6	1.5	1.2	1.6	1.7
	Total assets	$4,986.0	2,678.7	2,529.2	2,840.8	3,232.2
	Total debt, including short-term borrowings	$1,369.8	866.5	814.7	1,256.8	1,412.0
	Stockholders’ equity	$1,775.4	329.0	302.7	199.9	547.5
	Total capital employed	$3,145.2	1,195.5	1,117.4	1,456.7	1,959.5
	Debt to total capital %	43.6	72.5	72.9	86.3	72.1

(In millions of dollars, except for number of employees)	2005	2004	2003	2002	2001
Other Statistics
Net cash provided by (used in) operations	$(79.2)	36.3	(14.8)	201.8	205.0
Capital spending from continuing operations	$102.0	60.0	76.6	79.3	86.0
Depreciation from continuing operations	$129.5	101.3	94.5	92.8	113.0
Amortization from continuing operations	$28.3	16.9	13.3	10.4	28.9
Number of employees at end of year	6,578	4,773	5,521	6,777	7,340

(a)                Due to the inclusion of the operating results of Great Lakes subsequent to the Merger on July 1, 2005, the 2005 results are not comparable to the results of all prior periods.

(b)               The Company reclassified certain amounts relating to operations from other (income) expense, net to cost of products sold and selling, general and administrative expense for all periods presented.  Such amounts were not material.  Other (income) expense, net, includes a $92.9 million gain on the sale of the Company’s 50 percent interest in the Gustafson seed treatment joint venture in 2004, a loss of $34.7 million on the sale of the industrial specialties business unit in 2002, and losses of $17.3 million and $1.8 million on the sale of the industrial colors business unit and the nitrile rubber joint venture, respectively, in 2001.

(c)                Merger costs are non-capitalizable costs associated with the merger of the Company and Great Lakes.  The write-off of $73.3 million of in-process research and development is also the direct result of the Merger.

(d)               During the fourth quarter of 2001, as a result of changes in the marketplace, the Company evaluated the recoverability of the long-lived assets of its rubber additives business (included in the Specialty Additives reporting segment) and the trilene business (included in the Polymers reporting segment).  Based on projected cash flows, the Company determined that the carrying values of the long-lived assets of these businesses were impaired and recorded impairment charges of $66.7 million and $13.7 million related to the long-lived assets of the rubber chemicals and trilene businesses, respectively.

(e)                2005 results include a cumulative effect of accounting change of $0.5 million (less than $0.01 per common share), related to the implementation of Financial Accounting Standards Board (FASB) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations;” 2003 results include a cumulative effect of accounting change of $0.4 million (less than $0.01 per common share), related to the implementation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations;” and 2002 results include a cumulative effect of accounting change of $299 million, or $2.63 per common share, related to the implementation of FASB Statement No. 142, “Goodwill and Other Intangible Assets.”

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Description of Business

Crompton Corporation was historically a global diversified producer of specialty chemicals (including agricultural chemicals), polymer products and polymer processing equipment.  On July 1, 2005, the Company completed a merger (the “Merger”) with Great Lakes Chemical Corporation (Great Lakes), creating the fourth largest publicly traded U.S. specialty chemical company. In conjunction with the Merger, the Company changed its name to Chemtura Corporation.

The Company is a global company dedicated to delivering innovative, market-focused specialty chemical solutions and consumer products.  The Company currently has approximately 6,600 employees worldwide and sells its products in more than 100 countries.  Headquartered in Middlebury, Connecticut, Chemtura operates in various markets, principally automotive, transportation, construction, agriculture, packaging, lubricants, plastics for durable and non-durable goods, industrial rubber, electronics and pool and spa chemicals.  Most of its chemical products are sold to industrial manufacturing customers for use as additives, ingredients or intermediates that add value to their end products.

The primary economic factors that influence the Company’s operations and sales are industrial production, residential and commercial construction, auto production and resin production.  In addition, the Company’s Crop Protection segment is influenced by worldwide weather, disease and pest infestation conditions. The Consumer Products segment is also influenced by general economic conditions impacting consumer spending and weather conditions.

Other major factors affecting the Company’s financial performance include raw material and energy costs and selling prices. The Company’s strategy is to assure that our prices reflect the value in use of our products and to assure that we pass on higher costs for raw material and energy to our customers so as to preserve our profit margins. Our target is to achieve a 15% operating profit margin across our business portfolio.  In 2003, the Company had seen profits erode as the cost of raw materials and energy increased and the prices for its products fell.   Accordingly, the Company began to raise prices to reflect value in use and to offset higher raw material and energy costs in 2004, and in the third and fourth quarters of 2004, selling price increases exceeded raw material and energy cost increases by $2.4 million and $9 million, respectively.  This favorable trend continued through 2005, with selling price increases exceeding raw material and energy cost increases on a pro forma basis by $190.1 million for the year.

These actions resulted in significantly improved operating profit margins for most of the Company’s businesses in 2005 versus 2004.  Operating profit in our Specialty Additives segment (which includes the petroleum additive and rubber additive businesses) increased $74.3 million in 2005 compared to 2004 as the Company implemented these price increases to offset higher input costs.  During the third quarter of 2005, the Company raised prices in its flame retardant business and its Consumer Products segment and increased operating efficiency, resulting in improved fourth quarter operating profit for those product lines.    While pro forma operating profit for our non-flame retardant plastic additives product lines in 2005 increased significantly over 2004, it declined in the second half of 2005 versus the first half of 2005.  Higher selling prices contributed to lower sales volumes in the non-flame retardant plastic additives product lines as some customers resisted price increases and shifted business to competitors. In 2006, the Company is adjusting its pricing strategies to recapture lost profitable business in these markets by becoming more customer specific.

Cost Savings

The Company has undertaken various cost reduction initiatives over the past several years and continues to aggressively pursue cost reductions. Through December 31, 2005, the Company had realized annualized pre-tax cost savings of approximately $53.4 million form the activity-based restructuring initiative completed in 2004 and $28 million of cost savings from other programs, including Six Sigma and Lean Manufacturing.  In addition, as a result of the Merger, we are continuing to identify savings opportunities.  Pre-tax merger related savings for the year ended December 31, 2005, based on the pro forma combined operations of the Company and Great Lakes versus the pro forma combined results for the year ended December 31, 2004, were expected to total approximately $10 million.  In addition, the Company expects to achieve approximately $80 to $90 million of incremental savings in 2006 versus the pro forma combined results in 2005, and approximately $50 million of incremental savings in 2007, for a cumulative total of approximately $150 million.  Actual pre-tax merger related savings, based on the pro forma combined operations of the Company and Great Lakes for the year ended December 31, 2005 versus the pro forma combined results for the year ended December 31, 2004, totaled approximately $19.3 million.

Significant Transactions

On April 29, 2005, the Company completed the establishment of a venture with private equity firm Hamilton Robinson LLC that combined its Polymer Processing Equipment business with Hamilton Robinson’s Black Clawson Converting Machinery Company.  The transaction resulted in the Company acquiring a 61.24 percent interest in the combined equity (Davis-Standard LLC).

On June 24, 2005 the Company completed the divestiture of its Refined Products business to Sun Capital Partners Inc., a private equity investment firm.  With 2004 revenues of approximately $265 million, Refined Products is a global producer of purified hydrocarbon derivatives for use in personal care, food processing and various specialized industrial applications with facilities in the U.S. and the Netherlands.  The transaction called for a selling price of $80 million, subject to closing adjustments, which resulted in a $30.3 million reduction in proceeds received.  The transaction did not have a material impact on the Company’s earnings for the year ended December 31, 2005.  The results of operations for the Refined Products business are reflected in earnings from discontinued operations (net of tax) for all periods presented.

On July 1, 2005, the Merger of the Company and Great Lakes was completed as an all stock merger transaction.  In accordance with the terms of the agreement, Great Lakes shareholders received 2.2232 shares of the Company’s common stock for each share of Great Lakes common stock.

On November 30, 2005, the Company announced a tender offer to purchase, for a maximum tender amount of $330.0 million, (i) any and all of its outstanding $225 million aggregate principal amount of Senior Floating Rate Notes due 2010 and (ii) a portion of its outstanding 9 7/8% Senior Notes due 2012 (collectively the “Senior Notes”).  On September 6, 2005 the Company retired its outstanding $110 million aggregate principal amount of 7.75% bonds due in 2023.  On June 30, 2005, the Company replaced its existing $220 million domestic credit facility with a $600 million five-year revolving credit facility available through July 2010.  As a result of the tendering of the Senior Notes, the retirement of the 7.75% bonds and the replacement of its credit facility, the Company recorded a loss on early extinguishment of debt of $55.1 million during the year ended December 31, 2005.

ANTITRUST INVESTIGATIONS AND RELATED MATTERS

On May 27, 2004, the Company pled guilty to violation of the U.S. antitrust laws in connection with the sale of certain rubber chemicals, and the court imposed a fine of $50.0 million, payable in six annual installments, without interest, beginning in 2004.  On May 28, 2004, the Company pled guilty to violation of the Canadian competition laws in connection with the sale of certain rubber chemicals in Canada, and the court imposed a fine of CDN$9.0 million (approximately U.S.$7 million), payable in six annual installments, without interest, beginning in 2004.  The Company paid (in U.S. dollars) $2.3 million in 2004 and $2.3 million in 2005, in cash, for the U.S. and Canadian fines. Remaining cash payments for the U.S. and Canadian fines are expected to equal (in U.S. dollars) approximately $6.9 million in 2006; $11.5 million in 2007; $16.2 million in 2008; and $18.4 million in 2009. The Company recorded a pre-tax charge of $45.2 million against results of operations for its fiscal year ended December 31, 2003, as a reserve for the payment of the U.S. and Canadian fines, which represented the present value of the expected payments.

On December 21, 2005, the Company announced that the European Commission (the “EC”) imposed a fine of Euro 13.6 million (approximately U.S. $16 million) on the Company in connection with the coordinated civil investigation by the EC with respect to the sale and marketing of rubber chemicals.  In December 2005, the Company recorded a pre-tax charge of $16.1 million for the EC fine.

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

On January 11, 2005, the Company and plaintiff class representatives entered into a global settlement agreement (the “Global Settlement Agreement”) that was intended to resolve, with respect to the Company, three federal consolidated direct purchaser class action lawsuits filed against the Company, its subsidiary Uniroyal Chemical Company, Inc. (now known as Chemtura USA Corporation), and other companies, principally alleging that the defendants conspired to fix, raise, maintain or stabilize prices for EPDM, nitrile rubber and rubber chemicals, as applicable, sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities.  The Global Settlement Agreement provided that the Company would pay a total of $97.0 million, consisting of $62.0 million with respect to rubber chemicals, $30.0 million with respect to EPDM and $5.0 million with respect to nitrile rubber, in exchange for the final dismissal with prejudice of the foregoing three lawsuits as to the Company and a complete release of all claims against the Company set forth in the lawsuits.  In accordance with its rights under the Global Settlement Agreement, the Company terminated those parts of the settlement covering rubber chemicals and EPDM following the exercise of opt out rights by certain potential members of the applicable classes.  The consolidated direct purchaser class action lawsuits relating to rubber chemicals and EPDM continue to proceed in their respective federal district courts.  The Company is negotiating settlements directly with a number of the larger potential claimants in those actions.  The Company’s settlements with certain of these claimants is described further below.  The nitrile rubber portion of the Global Settlement Agreement has been approved by the applicable federal court.

During the fourth quarter of 2005, the Company and Uniroyal entered into settlement agreements intended to resolve, with respect to the Company and its defendant subsidiaries, three previously disclosed federal direct purchaser lawsuits principally alleging that the defendants conspired to fix, raise, maintain or stabilize prices for rubber chemicals in violation of Section 1 of the Sherman Act and that this caused injury to plaintiffs who paid artificially inflated prices for rubber chemicals products.  Under these settlement agreements, the Company has paid an aggregate of $50.8 million in exchange for the plaintiffs’ release of their claims against the Company.  The six settling plaintiffs in these lawsuits include four previously subject to the partially terminated Global Settlement Agreement.  The purchases by these plaintiffs represent over half of the Company’s relevant U.S. rubber chemicals sales during the periods covered by the lawsuits.  The Company has reduced the reserves previously established with respect to claims by purchasers of rubber chemicals in order to reflect management’s best estimate of the liability at this time.  The settlement amount also resolves one plaintiff’s claims against the Company with respect to purchases of EPDM and polychloroprene.

The Company and certain of its subsidiaries, together with other companies, remain or have become defendants in certain U.S. federal and state direct and indirect purchaser lawsuits principally alleging that the defendants conspired to fix, raise, maintain or stabilize prices for rubber chemicals, EPDM, polychloroprene, nitrile rubber, plastics additives and urethanes in violation of federal and state law.

On September 19, 2005, the Company and plaintiffs entered into a settlement agreement (the “EPDM Settlement Agreement”) that is intended to resolve, with respect to the Company and its defendant subsidiaries, the three previously disclosed lawsuits filed in Canada principally alleging that the Company conspired with other defendants to restrain unduly competition in the sale of EPDM and to inflate artificially the sale price of EPDM in violation of Canada’s Competition Act, and that this caused injury to purchasers who paid artificially inflated prices for EPDM or products containing EPDM. Under the EPDM Settlement Agreement, the Company will pay CDN$4.5 million (approximately U.S.$3.9 million) to the class claimants in Canada in exchange for the final dismissal with prejudice of the lawsuits as to, and a complete release of all claims against, the Company and its subsidiary defendants.  The EPDM Settlement Agreement, which has been approved by the applicable courts, permits potential class members to opt out of the class and the Company to recover a portion of the settlement funds with respect to those potential class members that choose to opt out of the settlement.

On November 8, 2005 and December 1, 2005, the Company and applicable plaintiffs entered into a settlement agreements that are intended to resolve, with respect to the Company and its defendant subsidiaries, the previously disclosed lawsuits filed in Canada, which principally allege that the Company conspired with other defendants to raise, fix, maintain or stabilize the price of and to allocate markets and customers for the sale of rubber chemicals and polyester polyols or products containing or derived from polyester polyols, as applicable, in Canada in violation of Canada’s Competition Act.  Under the settlement agreement relating to rubber chemicals, the Company will pay CDN $7.2 million (approximately U.S.$6.2 million), and under the settlement agreement relating to polyester polyols, the Company will pay CDN$69,000 (approximately U.S.$60,000), in each case, to the relevant class claimants in Canada in exchange for the final dismissal with prejudice of the lawsuits as to, and a complete release of all claims against, the Company and its subsidiary defendants. Each settlement agreement is subject to court approval and notice to class members and provides the option for potential class members to opt out of the class and the recovery by the Company of a portion of the settlement funds with respect to those potential class members that choose to opt out of the settlement.

The Company, certain of its former officers and directors and certain former directors of the Company’s predecessor Witco Corporation are also defendants in a consolidated federal securities class action lawsuit principally alleging that the Company and certain of its former officers and directors caused the Company to issue false and misleading statements that violated the federal securities laws by reporting inflated financial results resulting from an alleged illegal undisclosed price-fixing conspiracy.  In addition, certain current directors and one former director and officer of the Company are defendants in a shareholder derivative lawsuit, nominally brought on behalf of the Company, principally alleging that the individual defendants breached their fiduciary duties by causing or allowing the Company to issue false and misleading financial statements by inflating financial results as a result of an alleged illegal undisclosed price-fixing conspiracy.

Except for those actions indicated as being subject to a settlement agreement or dismissed by the applicable court, the actions described above under “Civil Lawsuits” are in early procedural stages of litigation and, accordingly, the Company cannot predict their outcome and believes potential remedial costs or damages are indeterminable. The Company will seek cost-effective resolutions of the various pending and threatened legal proceedings against the Company.  Except for direct purchaser claims with respect to rubber chemicals, EPDM and nitrile rubber, the Company has not recorded a charge for potential liabilities and expenses in connection with the civil claims not subject to any settlement agreement, because it is not yet able to reasonably estimate such costs.  The resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company’s financial condition, results of operations and prospects.

The Company’s antitrust costs, which are comprised primarily of settlements and legal costs, increased from $6.7 million (pre-tax) during the immediately prior fiscal quarter ended September 30, 2005 to $35.9 million (pre-tax) for the fiscal quarter ended December 31, 2005.  The antitrust costs for the fourth quarter of 2005 consisted of $16.1 million for the EU fine, $9.3 million for settlement of certain civil lawsuits, $6.2 million for settlement with claimants in Canada relating to rubber chemicals, and the remainder for legal fees and costs associated with antitrust investigations and related civil lawsuits.  The Company’s antitrust costs for the year ended December 31, 2005 of $49.1 million consisted of $3.9 million for a Canadian EPDM settlement, $16.1 million for the EU fine, $9.3 million for settlement of certain civil lawsuits, $6.2 million for settlement with claimants in Canada relating to rubber chemicals, and $13.6 million for legal fees and costs associated with antitrust investigations and related civil lawsuits.  During 2005, the Company made payments for antitrust settlements of $59.5 million and payments for related legal fees of $12.4 million.  The Company expects to continue to incur costs, which may be substantial, until all antitrust investigations are concluded and civil claims are resolved.

The Company believes that the antitrust investigations and related lawsuits have not had a significant impact on the businesses subject to the investigations or any of the other businesses of the Company.  The Company has not identified any impact that the investigations and lawsuits have had on sales prices or volume.

LIQUIDITY AND CAPITAL RESOURCES

Refinancing

On November 30, 2005, the Company announced a tender offer to purchase, for a maximum tender amount of $330 million, (i) any and all of its outstanding $225 million aggregate principal amount of Senior Floating Rate Notes due 2010 and (ii) a portion of its outstanding 9.875% Senior Notes due 2012 (collectively the “Senior Notes”).  On December 29, 2005, as a result of the program, the Company accepted tenders for $60.3 million aggregate principal amount of its Senior Floating Rate Notes due 2010 and $216 million of its 9.875% Senior Notes due 2012.  The purchase price to tender for the Senior Floating Rate Notes was $1,107.94 per $1,000 principal amount and the purchase price to tender for the 9.875% Senior Notes was $1,142.59 per $1,000 principal amount. Both of the foregoing purchase prices include an early tender payment of $20 per $1,000 principal amount of Senior Notes tendered.  As a result of the tendering of the Senior Notes, the Company recorded a loss on early extinguishment of debt of $47.4 million during the fourth quarter of 2005.  The loss primarily includes the premiums of $37.3 million paid to repurchase the Senior Notes, the write-off of the unamortized discount, deferred costs related to the Senior Notes of $8.3 million, and fees related to the tendering of the Senior Notes of $1.8 million.  In addition, the Company paid $11.2 million of accrued and unpaid interest on the tendered Senior Notes.  The Company utilized funds repatriated under the American Jobs Creation Act of 2004 (AJCA) to fund this tender offer.  The AJCA enabled U.S. companies to effect a one-time repatriation of foreign earnings and profits at a significantly reduced tax cost.

On September 6, 2005, the Company retired its outstanding $110 million aggregate principal amount of 7.75% bonds due in 2023.  As a result of the retirement of the $110 million bonds, the Company recorded a loss on early extinguishment of debt of $5.3 million.  The loss includes $3.3 million of premiums to redeem the bonds and the write-off of debt issuance costs of $0.7 million and unamortized purchase accounting fair value adjustments of $1.3 million.  The Company funded this retirement with the use of its revolving credit facility and cash on hand.

On July 1, 2005, in connection with the Merger, the Company assumed the debt of Great Lakes with an estimated fair value of $484 million.  This included the outstanding balance of $21 million on the Great Lakes revolving credit agreement and $400 million of 7% notes due July 15, 2009 with an estimated fair value of $430 million on July 1, 2005.  As a result of the Merger, the Company was required to repay the outstanding balance on the former Great Lakes revolving credit agreement of $21 million.

At June 30, 2005, the Company had a $220 million five-year domestic credit facility available through August 2009.  On July 1, 2005, concurrent with the consummation of the Merger, the Company replaced its existing $220 million domestic credit facility with a $600 million five-year revolving credit facility available through July 2010.  As a result, the Company recorded a loss on early extinguishment of debt of $2.4 million to write off a portion of the unamortized fees relating to the $220 million five-year credit facility.  On December 12, 2005, the Company exercised its option to expand its $600 million credit facility to $725 million.  There was no cost associated with exercising this option.  Borrowings under the credit facility were $404 million at December 31, 2005.

Divestitures and Acquisitions

On June 24, 2005, the Company sold certain assets and assigned certain liabilities of its Refined Products business to Sun Capital Partners Group, Inc. (Sun) for $80 million.  The consideration that the Company received was subject to adjustment based on the change in certain transferred assets and liabilities of the Refined Products business through the closing date and for retained accounts receivable and accounts payable, which resulted in a $30.3 million reduction in the proceeds received.  The Company also pre-paid approximately $6.8 million of manufacturing costs for certain petroleum additives products that will be manufactured for the Company by Sun.  During the second quarter, the Company recorded a loss on the transaction of $28.2 million (net of an income tax benefit of $14.3 million).  During the fourth quarter of 2005, the Company recognized an additional gain of $28.3 million primarily related to the elimination of the cumulative currency translation adjustment resulting from the liquidation of a foreign subsidiary engaged in the Refined Products business.  The transaction did not have a material impact on the Company’s earnings for the year ended December 31, 2005.

On April 29, 2005, the Company combined its Polymer Processing Equipment business with the Black Clawson Converting Machine Company of Hamilton Robinson LLC.  The transaction resulted in the Company acquiring a 61.24 percent non-controlling interest in Davis-Standard LLC.  As of the closing date, the Company deconsolidated $136.6 million of assets and $62.8 million of liabilities of the Polymer Processing Equipment business.  The associated investment was recorded in other assets with no significant gain or loss recognized on the transaction.  The Company is subsequently accounting for its investment in Davis-Standard LLC under the equity method and accordingly is recording its proportionate share of the venture’s results of operations in other (income) expense, net, in the consolidated statements of operations.

With respect to the Company’s July 2003 sale of its OrganoSilicones business unit, the Company recorded a loss on the sale of discontinued operations of $4.0 million (net of income taxes of $11.3 million) during 2005, for purchase price adjustments for the settlement of certain matters related to this transaction.

Cash Flows from Operations

Net cash used in operations was $79.2 million in 2005 compared to $36.3 million of net cash provided by operations in 2004.   Changes in key working capital accounts are summarized below:

Favorable (unfavorable) (In millions)	2005	2004	Change
Accounts receivable	$73.4	$(4.2)	$77.6
Accounts receivable – securitization	(104.8)	(9.5)	(95.3)
Inventories	32.6	(17.1)	49.7
Accounts payable	(60.3)	(7.0)	(53.3)

During 2005, accounts receivable decreased by $73.4 million as compared to a $4.2 million increase in 2004.  The 2005 decrease in accounts receivable was primarily a result of the liquidation of receivables of the Consumer Products business during the second half of 2005 due to normal seasonal demand. During 2005, accounts receivable sold under the Company’s securitization programs decreased $104.8 million, as compared to the decrease of $9.5 million in 2004.  The decrease is related to the Company’s liquidity management strategy in connection with the repatriation of foreign earnings under The American Jobs Creation Act, thereby reducing funding requirements under the securitization program.  Inventory decreased $32.6 million in 2005 primarily due to the realization of a $37.1 million purchase accounting fair value impact on inventories acquired from Great Lakes.  This reduction is offset by a corresponding pre-tax charge to cost of products sold.  Accounts payable decreased by $60.3 million in 2005 primarily as a result of lower purchases, timing of vendor payments and additional utilization of early payment discounts offered by vendors. In addition, during 2005, the Company's pension and post-retirement healthcare liabilities decreased by $49.8 million as compared to a decrease of $21.3 million in 2004. The 2005 decrease includes a discretionary contribution of $29.1 million.

Net cash used in operations in 2005 was also affected by various charges, net of related payments.  A summary of these items and the net impact on cash flows provided by (used in) operations is as follows:

(In millions)	Net Change per Consolidated Cash Flow Statement	2005 Cash Payments	2005 Expense
Merger costs	$17.7	$(27.5)	$45.2
Antitrust settlement costs	$(24.1)	$(59.5)	$35.4
Facility closure, severance and related costs	$(18.0)	$(40.7)	$22.7
Accruals for environmental matters	$(19.9)	$(22.9)	$3.0
Income taxes	$20.9	$(41.9)	$62.8

Net cash used in operations in 2005 also reflects the impact of certain non-cash pre-tax expenses, including $160.6 million of depreciation and amortization and a charge of $73.3 million for the write-off of in-process research and development resulting from the Merger.  Cash used in operations in 2005 also includes a loss on early extinguishment of debt of $55.1 million, for which offsetting payments of $40.7 million are reflected in net cash provided by financing activities.

Cash Flows from Investing and Financing Activities

Net cash provided by investing activities was $51.1 million, which includes $41.1 million of net cash acquired from acquisitions (which includes $125.7 million of cash acquired from Great Lakes, partially offset by $84.6 million of payments directly related to the Merger), net cash proceeds from the sale of the Company’s Refined Products business of $46.1 million and earn-out proceeds from the sale of the OrganoSilicones business of $62.7 million, partially offset by capital expenditures of $104.4 million.

Net cash used in financing activities was $16.8 million, which included proceeds from the domestic credit facility of $383 million, proceeds from short-term foreign borrowings of $35.7 million and proceeds from the exercise of stock options of $75.3 million.  Net cash used in financing activities also included payments on long-term borrowings of $406.5 million primarily related to the tender of $60.3 million of its Senior Floating Rate Notes.   $216 million of its 9 7/8% Senior Notes, and the retirement of the $110 million of 7.75% bonds. Net cash used in financing activities also includes premiums paid on early extinguishment of debt of $40.7 million, payments for debt issuance costs of $2.6 million and dividends paid of $35.6 million.

Capital expenditures for 2005 amounted to $104.4 million as compared to $65.2 million in 2004.  The increase is primarily the result of the merger with Great Lakes on July 1, 2005.  The Company estimates that its capital expenditures for 2006 will approximate $150 million, primarily for the improvement of domestic and foreign facilities, maintenance and environmental and other compliance.  The increase in the estimated capital spending for 2006 is primarily due to the inclusion of the former Great Lakes businesses for a full year.

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

The following table summarizes the Company’s significant contractual obligations and other cash requirements as of December 31, 2005:

		Payments Due by Period
(In millions)								2011 and
Contractual Obligations		Total	2006	2007	2008	2009	2010	Thereafter
Total debt (including capital leases) *	(a)	$1,366.8	$60.2	$3.8	$3.4	$402.9	$569.6	$326.9
Operating leases *	(b)	137.5	26.9	20.8	16.4	12.4	9.2	51.8
Contractual antitrust settlements *	(c)	75.3	29.2	11.5	16.2	18.4	—	—
Facility closures, severance and related cost liabilities *	(d)	27.1	13.0	4.2	5.0	4.9	—	—
Merger related liabilities *	(e)	24.7	24.0	0.7	—	—	—	—
Capital expenditures	(f)	9.7	9.7	—	—	—	—	—
Interest payments	(g)	651.6	101.3	99.1	98.9	98.7	57.1	196.5
Unconditional purchase obligations	(h)	28.3	8.6	7.9	3.5	2.3	2.3	3.7
Subtotal - contractual obligations		2,321.0	272.9	148.0	143.4	539.6	638.2	578.9
Environmental liabilities *	(i)	147.9	28.2	26.1	24.6	13.6	10.2	45.2
Other antitrust settlements *	(j)	51.4	51.4	—	—	—	—	—
Post-retirement health care liabilities *	(k)	172.2	20.0	19.3	18.7	18.0	17.3	78.9
Other long-term liabilities (excluding pension liabilities)	(l)	46.3	2.1	5.1	3.1	2.0	2.3	31.7
Total cash requirements		$2,738.8	$374.6	$198.5	$189.8	$573.2	$668.0	$734.7

* Additional information is provided in the Indebtedness and Refinancing, Leases, Contingencies, Antitrust Investigations and Related Matters, Pension and Other Post-Retirement Benefit Plans, Facility Closures, Severance and Related Costs and Merger footnotes in the Notes to Consolidated Financial Statements.

(a)          The Company’s long-term debt agreements include various notes, debentures, bank loans and future minimum payments under capital leases for which payments totaling $1.31 billion will be payable through 2026.  The future minimum lease payments under capital leases at December 31, 2005 were not significant.

(b)         The Company has $137.5 million of operating lease obligations at December 31, 2005, primarily related to the lease of office space.  Such obligations are net of future sublease income and will be expensed over the life of the related lease contracts.

(c)          Includes $6.2 million related to the settlement of Canadian rubber chemical claims, $16.1 million related to the settlement of European Commission fines, and $53 million related to the settlement of U.S. and Canadian fines, payable in installments through 2009.

(d)         Represents estimated payments from accruals related to the Company’s cost reduction programs, including $14.4 million of unrecoverable future lease costs related to the closure of the Tarrytown, NY site.

(e)          Represents estimated payments from accruals related to the Merger, including severance fees directly related to closing the transaction and integration costs.

(f)            Represents capital commitments for various open projects.

(g)         Represents interest payments related to the Company’s various debt agreements.

(h)         Primarily represents unconditional purchase commitments to purchase raw materials and tolling arrangements with outside vendors.

(i)             The Company has environmental liabilities, recorded on an undiscounted basis, for future remediation and operating and maintenance costs directly related to remediation. The Company estimates the reasonably possible and determinable environmental liability to range from $133 million to $185 million, and has recorded a liability for environmental remediation of $147.9 million at December 31, 2005.

(j)             Includes $51.4 million related to the expected settlement of direct purchaser class action lawsuits.

(k)          The Company has post-retirement health care plans that provide health and life insurance benefits to certain retired and active employees and their beneficiaries.  These plans are generally not pre-funded and expenses are paid by the Company as incurred, with the exception of certain inactive government related plans that are paid from plan assets.

(l)             The Company also has other miscellaneous long-term liabilities, excluding pension liabilities, of $46.3 million.

During 2005, the Company made payments under its operating leases of $26.7 million, environmental liabilities of $22.9 million, antitrust settlements of $59.5 million, post-retirement health care liabilities of $21.2 million, facility closures, severance and related cost liabilities of $40.7 million, merger liabilities of $112.1 million, interest payments of $105.7 million and unconditional purchase obligations of $8.9 million.

As a result of the elections by Company’s former Chairman, President and CEO; Senior Vice President and CFO; and certain other executives to retire, the Company made lump sum payments under the provisions of its supplemental executive retirement programs of approximately $9.8 million in 2005.  As a result of these payments, the Company recorded a settlement loss of $1.7 million for the year ended December 31, 2005.

The Company funds its defined benefit pension plans based on the minimum amounts required by law plus additional voluntary contribution amounts the Company deems appropriate.  Estimated future funding requirements are highly dependent on factors that are not readily determinable.  These include changes in legislation, returns earned on pension investment and other factors related to assumptions regarding future liabilities.  The Company contributed $52.8 million in 2005, which included a discretionary contribution of $29.1 million.  See the Critical Accounting Estimate section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this document, for details regarding the current pension assumptions.  To the extent that current assumptions are not realized, actual funding requirements may be significantly different from those set out below.   The Company may make additional voluntary contributions in 2006 using proceeds from possible divestitures to reduce the 2007 funding requirement.  The following table summarizes the estimated future funding requirements for the pension plans under current assumptions:

	Funding Requirements by Period
(In millions)	2006	2007	2008	2009	2010
Qualified domestic pension plans	$0.2	$58.4	$45.2	$15.7	$1.0
International and non-qualified pension plans	14.5	25.4	26.7	27.2	25.2
Total pension plans	$14.7	$83.8	$71.9	$42.9	$26.2

Other Sources and Uses of Cash

The Company expects to finance its post-merger continuing operations and capital spending requirements for 2006 with cash flows provided by operations, earn-out proceeds from the sale of its OrganoSilicones business, proceeds from sales of businesses, available cash and cash equivalents, additional sales of accounts receivable under its securitization programs, and borrowings under its revolving credit facility or other sources, including the debt capital market.   The Company expects borrowings to increase in the first half of the year due to seasonal working capital needs in its Crop Protection and Consumer Products businesses.  On a full year basis the Company expects cash from operations to exceed cash requirements.

In 2005, the Company repatriated approximately $459 million of earnings and profits from its international subsidiaries. Of this amount, approximately $365 million qualified for favorable tax treatment under the American Jobs Creation Act of 2004, thus saving approximately $108 million in income taxes.  The amounts repatriated were funded through a combination of excess cash from international subsidiaries and increased international borrowings under the Company’s credit facility of $179 million.  Such borrowings are expected to be fully repaid within 24 to 36 months from the end of 2005. The proceeds from these dividends were used in accordance with the Domestic Reinvestment Plan that the Company adopted on September 26, 2005.  This series of transactions will ultimately result in annual pre-tax interest expense savings, net of lost interest income, of approximately $12 million.

In 2003, the Company sold its OrganoSilicones business unit to a division of GE and acquired GE’s Specialty Chemicals business.  As a result of the transaction, the Company will continue to receive quarterly earn-out payments through September 2006 based on the minimum required payments and additional payments contingent on the combined performance of GE’s Silicones business and the OrganoSilicones business that GE acquired from the Company.  During 2005, the Company received earn-out proceeds of $62.7 million, comprised of $35 million of minimum earn-out proceeds as required per the transaction, and $27.7 million of additional proceeds based on the combined performance of GE’s Silicones business and the OrganoSilicones business for the fourth quarter of 2004 and the first three quarters of 2005. The Company expects to receive an additional $26.2 million of minimum earn-out proceeds during the first nine months of 2006 and $7.3 million of additional earn-out proceeds in the first quarter of 2006 based on the performance of GE’s Silicones business and the OrganoSilicones business during the fourth quarter of 2005.  The cumulative additional earn-out proceeds received as of December 31, 2005 of $33 million and the additional earn-out of $7.3 million, expected to be received in the first quarter of 2006, have not been recognized in earnings, as the recognition of these additional gains are contingent upon the continued favorable future performance of GE’s Silicones business through September 2006.

The Company has a $725 million revolving credit facility, of which $404 million was outstanding at December 31, 2005.  This facility allows the Company to increase its borrowing capacity to $750 million.  We are currently evaluating expanding our current bank group to add the additional $25 million of liquidity.  The new credit facility is guaranteed by certain domestic subsidiaries of the Company (the “Subsidiary Guarantors”).  Although it is currently unsecured, during any time in which the Company’s non-credit enhanced long-term senior unsecured debt (“Public Debt Rating”) is rated BB or lower by Standard & Poor’s (“S&P”) or Ba2 or lower by Moody’s Investor Services, Inc. (“Moody’s”), the Company and the Subsidiary Guarantors are required to pledge all owned stock and other equity interests (limited to 66% of the voting stock of first-tier foreign subsidiaries).  The Company also has arrangements with various banks for lines of credit for its international subsidiaries aggregating $48.9 million, of which $46.9 million was outstanding at December 31, 2005.  In support of our seasonal working capital needs, we have arranged uncommitted lines of credit with major financial institutions totaling $50 million as of March 1, 2006.  These lines of credit expire on September 1, 2006.

As of December 31, 2005, the Company had an accounts receivable securitization program to sell up to $125 million of domestic receivables to agent banks, of which $28.9 million of domestic accounts receivable had been sold as of December 31, 2005.  Effective March 2, 2006, the Company expanded its domestic accounts receivable program to include the former Great Lakes subsidiaries and to allow for the sale of up to $275 million of domestic receivables.  In addition, the Company’s European subsidiaries have a separate program to sell up to approximately $122 million of their eligible accounts receivable to an agent bank, of which $56.3 million of international accounts receivable had been as of December 31, 2005.  The Company is in the process of expanding its international accounts receivable program to include the former Great Lakes subsidiaries and to allow for the sale of up to $175 million of international receivables, and may also put in place short-term bank lines of credit to finance seasonal needs.

Bank Covenants and Guarantees

The Company’s debt agreements contain covenants that may limit the Company’s ability to enter into certain transactions, such as incurring additional indebtedness, increasing the Company’s dividends, and entering into acquisitions, dispositions and joint ventures.  The Company is required to report compliance with certain financial covenants to its lenders on a quarterly basis.  Under these covenants, the Company is required to maintain a leverage ratio (adjusted total debt to adjusted earnings before interest, taxes, depreciation and amortization (“Bank EBITDA”), with adjustments to both debt and earnings being made in accordance with the terms of the domestic credit facility agreement) and an interest coverage ratio (Bank EBITDA to interest expense as defined in the domestic credit facility agreement).  Certain of the covenants under the new credit facility become less restrictive or cease to be effective upon the Company receiving a Public Debt Rating of at least BBB- by S&P and Baa3 by Moody’s and such rating shall not be accompanied by, in the case of S&P, a negative outlook, creditwatch negative or the equivalent thereof or in the case of Moody’s, a review for possible downgrade or the equivalent thereof.  In December 2005, the Company amended the definitions of adjusted total debt and Bank EBITDA as defined in its credit facility agreement, and amended its required interest coverage ratio for the period ending March 31, 2006.  The Company was in compliance with the covenants of its various debt agreements at December 31, 2005.

The Company has standby letters of credit and guarantees with various financial institutions.  At December 31, 2005, the Company had $129.9 million of outstanding letters of credit and guarantees primarily related to liabilities for environmental remediation, insurance obligations, European value added tax (VAT) obligations, pending legal and tax exposures and a customer guarantee.

Merger Costs

The Company’s one-time costs incurred as of December 31, 2005, resulting from the Merger, inclusive of costs incurred by Great Lakes prior to the Merger, are summarized as follows:

(In millions)	Costs Incurred through December 31, 2005
Transaction costs	$48.6
Cash change-in-control expenditures	101.4
Non-cash change-in-control expenditures	15.6
Post-merger severance payments due to headcount reductions at Great Lakes	6.8
Total Capitalized Merger Costs (a)	$172.4

Merger integration costs	$35.7
Post-merger headcount reductions - Crompton	9.5
Total Merger Costs Expensed (b)	$45.2

(a)          Represents costs incurred by Great Lakes prior to the Merger and additional costs incurred by Chemtura subsequent to the Merger that have been recorded under purchase accounting as a purchase price adjustment.  Includes one-time expenditures directly related to the closing of the transaction, such as investment banking, legal, audit and other fees.  Also includes one-time severance and related costs due to the change in control of Great Lakes, as well as additional severance for the termination of former Great Lakes employees.

(b)         Represents costs incurred by Chemtura that are related to the Merger and recorded as an operating expense.  These include one-time expenditures to support the integration of the two companies, including costs associated with the use of consultants and advisors, employee relocation and retention costs and severance and related costs for the termination of former Crompton employees.

As of December 31, 2005, the Company terminated approximately 500 employees worldwide, as a direct result of the Merger.  The Company expects to substantially complete its merger integration efforts by the end of 2006.  The Company expects to incur approximately an additional $13 million to $15 million of merger costs during 2006, primarily for consulting costs and employee relocation and retention costs related to the integration of the two companies.

Cost Reduction Programs

As a result of the Merger, we are continuing to identify savings opportunities.  Pre-tax merger related savings for the year ended December 31, 2005, based on the pro forma combined operations of the Company and Great Lakes versus the pro forma combined results for the year ended December 31, 2004, were expected to total approximately $10 million.  In addition, the Company expects to achieve approximately $80 to $90 million of incremental savings in 2006 versus the pro forma combined results in 2005, and approximately $50 million of incremental savings in 2007, for a cumulative total of approximately $150 million.  Actual pre-tax merger related savings, based on the pro forma combined operations of the Company and Great Lakes for the year ended December 31, 2005 versus the pro forma combined results for the year ended December 31, 2004, totaled approximately $19.3 million, of which $15.5 million was in selling, general and administrative expenses (SG&A), $2.3 million was in cost of products sold, and $1.5 million in research and development (R&D).

In 2004, the Company completed an activity-based restructuring initiative, including a voluntary severance program, intended to structure the Company’s operations in a more efficient and cost-effective manner.  Through the voluntary program, 137 U.S. based employees voluntarily elected to terminate their employment.  In December 2005, through involuntary terminations the Company terminated approximately 540 employees throughout its worldwide operations.  As a result of this initiative, the Company expected to achieve annual pre-tax cost savings of at least $50 million by the end of 2005, of which approximately $15 million would be reflected in cost of products sold, $26 million in SG&A and $9 million in R&D.  Through December 31, 2005, the Company had realized $53.4 million in annualized pre-tax savings.  Approximately $17.2 million of these savings was in cost of products sold, $25.1 million in SG&A and $11.1 million in R&D.  These savings are reported net of any increased expenses or the impact of reduced revenues. The Company does not expect to incur any additional significant costs related to this program.

As a result of the Company’s other manufacturing cost savings programs, including Six Sigma and Lean Manufacturing, the Company realized approximately $28.0 million of additional pre-tax cost savings during 2005, primarily in cost of products sold.

Both the annual cost savings and one-time expenditures are dependent upon the final integration activities that are being implemented by the Company.  It is possible that the actual costs and savings amounts will differ from these current estimates.

RESULTS OF OPERATIONS

(In thousands, except per share data)

	2005	2004	2003
Net Sales
Plastic Additives	$1,156,627	$856,509	$678,196
Polymers	517,471	469,455	416,190
Specialty Additives	561,090	458,664	410,003
Crop Protection	353,610	320,594	270,870
Consumer Products	261,258	—	—
Polymer Processing Equipment	48,338	180,009	166,539
Other	88,214	—	—
Net Sales	$2,986,608	$2,285,231	$1,941,798

Operating Profit (Loss)
Plastic Additives	$73,466	$17,353	$(5,609)
Polymers	94,355	62,477	40,974
Specialty Additives	95,978	21,666	17,045
Crop Protection	82,106	85,695	64,963
Consumer Products	23,215	—	—
Polymer Processing Equipment	(3,003)	3,360	5,164
Other	8,211	—	—
Segment Operating Profit	374,328	190,551	122,537

General corporate expense including amortization	(91,972)	(78,304)	(52,080)
Unabsorbed overhead expense from discontinued operations	—	(9,483)	(13,667)
Facility closures, severance and related costs	(22,713)	(62,808)	(16,981)
Antitrust costs	(49,109)	(113,736)	(77,716)
Merger costs	(45,230)	—	—
Purchase accounting inventory fair value impact	(37,100)	—	—
In-process research and development	(73,300)	—	—
Total Operating Profit (Loss)	54,904	(73,780)	(37,907)

Interest expense	107,701	78,441	89,653
Loss on early extinguishment of debt	55,091	20,063	24,699
Other (income) expense, net	11,764	(80,537)	663
Loss from continuing operations before income taxes and cumulative effect of accounting change	(119,652)	(91,747)	(152,922)
Income tax expense (benefit)	65,198	(49,788)	(35,288)
Loss from continuing operations before cumulative effect of accounting change	(184,850)	(41,959)	(117,634)
Earnings from discontinued operations	2,645	5,227	25,297
Gain (loss) on sale of discontinued operations	(3,889)	2,142	111,692
Cumulative effect of accounting change	(546)	—	(401)
Net Earnings (Loss)	$(186,640)	$(34,590)	$18,954

Basic and Diluted Earnings (Loss) Per Common Share
Loss from continuing operations before cumulative effect of accounting change	$(1.04)	$(0.37)	$(1.05)
Earnings from discontinued operations	0.01	0.05	0.23
Gain (loss) on sale of discontinued operations	(0.02)	0.02	0.99
Cumulative effect of accounting change	—	—	—
Net Earnings (Loss)	$(1.05)	$(0.30)	$0.17

2005 COMPARED TO 2004

Overview

Consolidated net sales of $2.99 billion in 2005 were 31% above consolidated net sales of $2.29 billion in 2004.  The increase was primarily due to $781 million of additional sales resulting from the merger with Great Lakes, partially offset by a reduction of $131.7 million of sales due to the April 2005 deconsolidation of the Company’s Polymer Processing Equipment business.  In addition, the Company experienced improved selling prices of 11.4% and favorable foreign currency translation of 1%, offset by lower unit volume of 10%.  International sales, including U.S. exports, were 48% of total sales in 2005, down slightly from 52% in 2004.  For further information about sales, see the discussion of segment results below.

The net loss for 2005 of $186.6 million, or $1.05 per common share, compared to a net loss of $34.6 million, or $0.30 per common share in 2004. The net loss for 2005 included an after-tax loss on the sale of discontinued operations for $3.9 million, or $0.02 per common share, which was primarily due to purchase price adjustments for the settlement of certain matters related to the July 31, 2003 sale of the Company’s OrganoSilicones business unit.  The 2005 net loss also includes after-tax earnings from discontinued operations of $2.6 million, or $0.01 per common share, related to the Company’s Refined Products business, and an after-tax charge for a cumulative effect of accounting change of $0.5 million, related to the implementation of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”.  The impact of the sale of the Company’s Refined Products business did not materially impact the Company’s earnings for the year ended December 31, 2005.

The loss from continuing operations for the year ended December 31, 2005 was $184.9 million, or $1.04 per share, included pre-tax charges of $45.2 million for merger costs resulting from the Merger, a $73.3 million charge to write off in-process research and development resulting from the Merger, a $37.1 million charge to write off the fair value impact of purchase accounting on inventory, a $55.1 million loss on the early extinguishment of debt, antitrust costs of $49.1 million, facility closures, severance and related costs of $22.7 million, direct expenses due to Hurricanes Katrina and Rita of $4.6 million, $1.9 million of additional depreciation due to the change in useful life of certain assets at one the Company’s manufacturing facilities, and an offsetting pre-tax gain of $3.2 million from a previously divested business.

The net loss for 2004 of $34.6 million, or $0.30 per common share included an after-tax gain on the sale of discontinued operations for $2.1 million, or $0.02 per common share, resulting from the purchase price adjustment settlement and other matters related to the July 31, 2003 sale of the Company’s OrganoSilicones business unit, and after-tax earnings from discontinued operations of $5.2 million, or $0.05 per common share, related to the Company’s Refined Products business.  The net loss from continuing operations for 2004 of $42 million, or $0.37 per common share, included pre-tax divestment gains of $96.6 million primarily from the sale of the Company’s 50 percent interest in the Gustafson seed treatment joint venture, and pre-tax charges for antitrust costs of $113.7 million, facility closures, severance and related costs of $62.8 million, a loss on the early extinguishment of debt of $20.1 million in connection with the refinancing completed in August 2004 and supplemental executive retirement costs of $8.1 million.  The loss from continuing operations for 2004 also included pre-tax overhead expenses previously absorbed by the Refined Products business unit of $9.5 million.

Gross profit as a percentage of sales was 26.2% for 2005 as compared to 23.0% for 2004.  The increase in gross profit of $258.2 million was primarily due to increased selling prices of $261.4 million, the acquisition of Great Lakes businesses of $165.0, which includes a $37.1 million charge to write-off the fair value impact of purchase accounting on inventory, and savings attributable to cost reduction programs of $41.1 million.  Partially offsetting these favorable items were increases in raw material and energy costs of $125.0 million, lower unit volume of $56.5 million, the deconsolidation of the Polymer Processing Equipment business of $29.8 million and lower manufacturing productivity of $15.0 million.  The improved selling prices, cost savings, increased raw material and energy costs and manufacturing productivity were primarily attributable to the Company’s plastic additives, specialty additives, and polymers segments, with the plastic additives segment being the largest contributor.   The lower unit volume was primarily in the plastic additives segment.

Beginning in 2004, the Company changed the classification of its shipping costs to a component of cost of products sold in order to provide better comparability to other entities in the Company’s business sector.  The shipping costs included in cost of goods sold were $98.6 million and $65.6 million for 2005 and 2004, respectively.

The Company also reclassified certain immaterial prior year amounts relating to operations from other (income) expense, net, to cost of products sold and selling, general and administrative expense (SG&A) for all periods.  For the year ended December 31, 2004, the Company reclassified other expense, net of $5.7 million from other (income) expense, net, to cost of products sold ($0.9 million) and to SG&A ($4.8 million).

SG&A of $330.4 million increased $59.7 million compared to 2004.  The increase was primarily attributable to $84.0 million of expenses due to the inclusion of Great Lakes, partially offset by savings attributable to cost reduction initiatives related to the 2004 activity-based restructuring initiative of $22.2 million, a decrease of $20.9 million due to the deconsolidation of the Polymer Processing Equipment business unit and 2004 non-recurring supplemental executive retirement costs related to the retirement of certain executives of $8.1 million.  The cost reduction initiatives were mainly achieved in the plastic additives segment and general corporate expenses.  Depreciation and amortization of $157.8 million increased $39.6 million mainly due to additional depreciation and amortization expenses of $43.0 million resulting from the acquisition the Great Lakes businesses.  Research and development costs of $51.8 million increased $3.9 million.  The merger with Great Lakes added $11.6 million of research and development costs in 2005, partially offset by a decrease of $9.8 million resulting from the 2004 activity-based restructuring initiative.  The cost savings are mainly attributable to the plastic additives, specialty additives and polymers segments.  Equity income of $1.8 million decreased $12.3 million from 2004 to 2005 principally due to the absence of $9.6 million in earnings from Crop Protection’s Gustafson seed joint venture, which was sold on March 31, 2004, and higher equity income of $4.3 million resulting from an income tax adjustment for the Company’s Rubicon joint venture in 2004.

Facility closures, severance and related costs were $22.7 million for 2005 as compared to $62.8 million for 2004.  The 2005 costs included $19.5 million for unrecoverable future lease costs and asset write-offs related to the closure of the Company’s former research and development facility in Tarrytown, NY, and $5.6 million primarily for severance and related costs resulting from the 2004 activity-based restructuring initiative, partially offset by a $2.4 million credit resulting primarily from the settlement of certain issues with the Company’s partner in the Enenco joint venture.  The 2004 costs were primarily for severance costs related to the 2004 activity-based restructuring initiative.

The Company incurred antitrust costs of $49.1 million for the year ended 2005 as compared to $113.7 million for the comparable period in 2004.  The 2005 costs included a $16.1 million settlement with the European Commission, a $6.2 million settlement with claimants in Canada relating to rubber chemicals, a $3.9 million settlement with class claimants in Canada covering direct and indirect purchasers of EPDM, a $9.3 million revision to the Company’s class action settlement reserves and the remainder for legal costs associated with antitrust investigations and related civil lawsuits.  The 2004 costs included a $5.0 million U.S. civil antitrust settlement, $93.1 million for the expected settlement of three direct purchaser class action lawsuits and the remainder for legal costs associated with antitrust investigations and related civil lawsuits.

The Company incurred merger costs of $45.2 million during 2005.  These merger costs are non-capitalizable costs associated with the Merger.  These costs primarily include consulting costs related to the integration of the two companies and severance for former Crompton employees.

The Company recorded a $73.3 million charge in 2005 to write-off in-process research and development resulting from the Merger.

The 2005 operating profit of $54.9 million improved by $128.7 million compared to the 2004 operating loss of $73.8 million. The improvement was primarily attributed to higher gross profit of $258.2 million, lower facility closures, severance and related costs of $40.1 million, decreased antitrust legal and related costs of $64.6 million, offset in part by an in-process research and development charge of $73.3 million and merger costs of $45.2 million associated with the Merger, higher selling, general and administrative expenses of $59.7 million, additional depreciation and amortization expenses of $39.6 million, and less equity income of $12.3 million.

Plastic Additives

Plastic additives sales of $1.16 billion rose 35% from 2004, which consisted of a 46% increase due to the inclusion of the Great Lakes polymer stabilizers and flame retardants businesses as a result of the Merger and improved pricing of 10%, partially offset by a 21% decrease from lower sales volume.  Operating profit of $73.5 million was up $56.1 million from 2004 mainly due to the acquisition of the Great Lakes polymer stabilizers and flame retardants businesses of $40.4 million, higher selling prices of $82.0 million and savings from cost reduction programs of $42.1 million, offset in part by higher raw material and energy costs of $36.2 million, lower sales volume of $56.5 million and lower manufacturing productivity of $8.1 million.

Although plastic additives showed significant improvement in operating profit versus 2004, sales volumes declined in the second half of 2005 primarily due to customer reaction to price increases and a related loss of market share in certain product lines. The Company believes these sales volumes reached their lowest point in the fourth quarter. The decline was primarily in the non-flame retardant business. The Company believes it underestimated customer and competitive reactions to its pricing initiatives and it did not expect competitors to so aggressively pursue sales volume. As a result of the sales volume decline experienced during the second half of 2005, the Company has refined their pricing tactics to use customer and product profitability analysis to more selectively implement pricing changes based on customer and product level dynamics, rather than utilize more broadly based pricing tactics. The Company expects these actions will prevent a further loss in market share and result in replacement or recovery of a portion of the sales volumes lost during the second half of 2005. The Company will also be undertaking a review of its manufacturing operations to identify any potential optimization opportunities.

Polymers

Polymers sales of $517.5 million were up 10% from 2004 due primarily to improved pricing of 15% and favorable foreign currency translation of 1%, partially offset by a decrease of 6% from lower unit volume.  EPDM sales rose 18% primarily due to a 30% increase from higher selling prices, partially offset by a 12% decrease from lower sales volume.  Urethanes sales were up 6% substantially due to increases in selling prices.  Operating profit of $94.4 million rose 51% from 2004 due primarily to favorable pricing of $71.2 million, cost savings of $12.1 million, partially offset by higher raw material and energy costs of $34.4 million and lower manufacturing productivity of $7.1 million.

Specialty Additives

Specialty additives sales of $561.1 million rose 22% from 2004 due primarily to a 25% improvement in pricing and a 4% increase due to the acquisition of the Great Lakes phosphorous fluids business, partially offset by a 7% decrease from lower sales volume.  Rubber additives sales rose 14% due to higher selling prices of 34%, partially offset by a 21% decrease from lower unit volume, primarily resulting from our capacity rationalization actions initiated in 2004.  Results for rubber additives were very favorable in 2005 largely due to the Company’s value pricing strategy. The Company expects somewhat weaker results for 2006 due to expected softness in automotive end markets. Petroleum additives sales increased by 31%, primarily due to the acquisition of the Great Lakes phosphorous fluids business of 7%, higher selling prices of 17% and higher sales volume of 7%. The petroleum additives business unit continues to deliver favorable results due to the continued increase in engine performance standards, which is driving higher sales and profits. Operating profit of $96.0 million was up $74.3 million from 2004 due primarily to favorable pricing of $114.8 million and cost savings of $13.6 million and the acquisition of the Great Lakes phosphorous fluids business of $3.0 million, partially offset by higher raw material and energy costs of $49.9 million.

Crop Protection

Crop protection sales of $353.6 million were up 10% from 2004 due primarily to the acquisition of the Great Lakes methyl bromide business of 7%, favorable foreign currency translation of 4% and higher unit volume of 1%, partially offset by lower selling prices of 2%.  Operating profit of $82.1 million was down $3.6 million from 2004 mainly as a result of decreased joint venture equity income of $9.6 million due to the sale of the Gustafson joint venture, partially offset by the inclusion of the Great Lakes methyl bromide business of $7.9 million.  Overall profits for crop protection were below last year primarily as a result of a drought and related economic downturn in Brazil.

Consumer Products

Consumer Products sales of $261.3 million and operating profit of $23.2 million for 2005 are entirely the result of the Merger.  In the third quarter of 2005, the Company raised prices in the pool and spa product lines and launched a series of operational efficiencies.  These actions led to higher earnings in the fourth quarter of 2005.  Stronger pricing and operational efficiencies are expected to drive improved profitability in 2006.

Polymer Processing Equipment

Polymer Processing Equipment sales of $48.3 million represent four months of consolidated results in 2005 prior to the formation of the Davis-Standard LLC venture and the deconsolidation of the business unit, compared to sales of $180.0 million for the year ended 2004. The operating loss was $3.0 million through April 29, 2005, as compared to operating profit of $3.4 million for the year ended 2004.

Other

Other sales of $88.2 million and operating profit of $8.2 million for 2005 are entirely the result of the merger with Great Lakes.

General Corporate and Unabsorbed Overhead Expenses

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis. These costs are primarily for corporate administration services, costs related to corporate headquarters, and management compensation plan expenses related to executives and corporate managers. General corporate expense also includes all amortization expense. These expenses increased $13.7 million from 2004 to 2005.  Contributing to this increase was $12.5 million of amortization expense attributed to the Great Lakes acquisition, $5.4 million of general corporate expense from Great Lakes, and additional depreciation of $1.9 million due to a change in the useful life of assets, partially offset by non-recurring supplemental executive retirement costs of $8.1 million recorded in2004.

Unabsorbed overhead expense from discontinued operations of $9.5 million in 2004 represents general overhead costs that were previously absorbed by the Refined Products business. There was no unabsorbed overhead expense from discontinued operations in 2005.

Other Expenses

Interest expense increased 37% primarily due to $14 million of interest related to the $400 million of 7% notes assumed from Great Lakes on July 1, 2005 and approximately $12.5 million of increased interest resulting from the impact of the 2004 issuance of the 9.875% and floating rate Senior Notes, partially offset by the repurchase of the Company’s $350 million 8.5% Senior Notes and $140 million of its 6.125% Senior Notes.

As a result of the tender of $60.3 million of the Company’s Senior Floating Rate Notes due 2010 and $216 million of its 9 7/8% Senior Notes due 2012, the retirement of its outstanding $110 million aggregate principal amount of 7.75% bonds due in 2023, and the replacement of its existing $220 million domestic credit facility with a $600 million five-year credit facility available through July 2010, the Company recorded a loss on early extinguishment of debt of $55.1 million in 2005.  The 2005 loss primarily includes the premiums paid to tender the Senior Notes and the 7.75% bonds and the write-off of unamortized debt issuance costs related to the Senior Notes, 7.75% bonds and $220 million credit facility.  As a result of the repurchase of the Company’s $350 million 8.5% Senior Notes and $140 million of its 6.125% Senior Notes, the Company recorded a loss on early extinguishment of debt of $20.1 million in 2004.  The 2004 loss primarily includes the premiums paid to repurchase the Notes, the consent payments and the write-off of the unamortized discount and deferred costs related to the Notes.

Other expense, net, was $11.8 million for 2005 as compared to other income, net, of $80.5 million for 2004.  The change is primarily due to the $92.9 million gain on the sale of the Company’s 50 percent interest in the Gustafson seed treatment joint venture in 2004.

In 2005 and 2004, the Company reported a loss from continuing operations before income taxes and cumulative effect of accounting change of $119.7 million and $91.7 million, respectively.  The effective tax rate for the year ended December 31, 2005 was negative 54% compared to 54% for the year ended December 31, 2004.  The 2005 effective rate was unfavorably impacted by a number of discrete items which included $53.1 million attributable to the Company’s election to repatriate foreign earnings under the American Jobs Creation Act of 2004, $28.2 million for deferred tax asset valuation reserves related to certain income tax credits, net operating losses, and other deferred tax assets, and the non-recognition of any tax benefit for the $73.3 million pre-tax charge for the in-process research and development write-off. The 2004 effective tax rate was favorably impacted by reserve adjustments largely due to the resolution of prior years’ tax audits, offset in part by $65.4 million of antitrust settlements which were not deductible.

Discontinued Operations

Discontinued operations for 2005 included a loss on the sale of discontinued operations of $3.9 million (net of an income tax benefit of $3.4 million), or $0.02 per common share, which was primarily due to a purchase price adjustment for the settlement of certain matters related to the July 2003 sale of the Company’s OrganoSilicones business unit.  Earnings from discontinued operations for 2005 of $2.6 million (net of income tax expense of $1.4 million), or $0.01 per common share, related to the Company’s Refined Products business unit, which was sold on June 24, 2005.  The sale of the Refined Products business did not have a material impact on the Company’s earnings for the year ended December 31, 2005.

Discontinued operations for 2004 included earnings from discontinued operations of $5.2 million (net of income tax expense of $3.1 million), or $0.05 per common share and a gain on sale of discontinued operations of $2.1 million (net of income tax expense of $0.3 million), or $0.02 million per common share.  The $5.2 million in earnings from discontinued operations related to the Company’s Refined Products business unit.  The $2.1 million gain on the sale of discontinued operations related to the settlement of certain contingencies from the July 2003 sale of the Company’s OrganoSilicones business unit.

2004 COMPARED TO 2003

Overview

Consolidated net sales of $2.29 billion in 2004 were 18% above consolidated net sales of $1.94 billion in 2003.  The increase was due to improved unit volume of 5%, sales attributed to the acquisition of the GE Specialty Chemicals business of 6%, improved selling prices of 4% and favorable foreign currency translation of 3%.  International sales, including U.S. exports, were 52% of total sales, up slightly from 51% in 2003.  For further information about sales, see the discussion of segment results below.

The net loss for 2004 of $34.6 million, or $0.30 per common share, compared to net earnings of $19.0 million, or $0.17 per common share in 2003. The net loss for 2004 included an after tax gain on the sale of discontinued operations of $2.1 million, or $0.02 per common share, resulting from the purchase price adjustment settlement and other matters related to the July 31, 2003 sale of the Company’s OrganoSilicones business unit and after-tax earnings from discontinued operations of $5.2 million, or $0.05 per common share, related to the Company’s Refined Products business.  The net loss from continuing operations for 2004 of $42.0 million, or $0.37 per common share, included pre-tax divestment gains of $96.6 million primarily from the sale of the Company’s 50 percent interest in the Gustafson seed treatment joint venture, and pre-tax charges for antitrust costs of $113.7 million, facility closures, severance and related costs of $62.8 million, and a loss on the early extinguishment of debt of $20.1 million in connection with the refinancing completed on August 16, 2004.  The loss from continuing operations for 2004 also included pre-tax overhead expenses previously absorbed by the Refined Products business unit of $9.5 million.

Net earnings for 2003 included an after-tax gain on the sale of discontinued operations of $111.7 million, or $0.99 per common share, after-tax earnings from discontinued operations of $25.3 million, or $0.23 per common share, related to the Company’s OrganoSilicones and Refined Products businesses, and a cumulative effect of accounting change of $0.4 million, related to the implementation of Financial Accounting Standards Board (FASB) Statement No. 143, “Accounting for Asset Retirement Obligations.”  The loss from continuing operations for 2003 of $117.6 million, or $1.05 per common share, included pre-tax charges for antitrust costs of $77.7 million, a loss on the early extinguishment of debt of $24.7 million and facility closures, severance and related costs of $17.0 million.  The loss from continuing operations for 2003 also included pre-tax overhead expenses previously absorbed by the OrganoSilicones and the Refined Products business units of $13.7 million.

Gross profit as a percentage of sales was 23.0% for 2004 as compared to 23.8% for 2003.  The increase in gross profit of $63.9 million was primarily due to increased selling prices of $81.9 million, favorable volume/mix of $35.5 million, savings attributable to cost reduction programs of $30.4 million and a $17.9 million benefit of having a full year of operations from the GE Specialty Chemicals business in year 2004 versus five months of operations in 2003.  Partially offsetting these favorable items was an increase in raw material and energy costs of $89.5 million and higher legal and environmental expenses of $11.3 million.  The improved selling prices, cost savings, increased raw material and energy costs, and higher legal and environmental expenses were primarily attributable to the Company’s Plastic Additives, Specialty Additives, and Polymers segments, with the Plastic Additives segment being the largest contributor.   The favorable volume/mix was mainly associated with the Crop Protection segment, with the Polymers, Polymer Processing Equipment, and Specialty Additives segments also contributing.

Beginning in 2004, the Company changed the classification of its shipping costs to a component of cost of products sold in order to provide better comparability to other entities in the Company’s business sector.  A reclassification has been made to the consolidated statement of operations for all periods presented to reclassify shipping costs from SG&A to cost of products sold.  The shipping costs included in cost of goods sold were $65.6 million and $59.8 million for 2004 and 2003, respectively.

The Company also reclassified certain immaterial amounts relating to operations from other (income) expense, net, to cost of products sold and selling, general and administrative expense for all periods.  For the year ended December 31, 2004, the Company reclassified other expense, net of $5.7 million from other (income) expense, net, to cost of products sold ($0.9 million) and to SG&A ($4.8 million).  For the year ended December 31, 2003, the Company reclassified other expense, net of $4.7 million from other (income) expense, net, to cost of products sold ($3.1 million) and SG&A (1.6 million).

Selling, general and administrative expenses of $270.6 million increased by $10.4 million compared to 2003.  The increase was primarily attributable to unfavorable foreign currency translation of $9.7 million, supplemental executive retirement costs related to the retirement of certain executives of $8.1 million, $7.9 million of additional expenses due to having a full year of operations from the GE Specialty Chemicals business in year 2004 versus five months of operations in 2003.  These increases were partially offset by savings attributable to cost reduction initiatives of $20.2 million that were mainly achieved in the Plastic Additives, Specialty Additives, and Polymers segments.  Depreciation and amortization of $118.2 million increased $10.4 million mainly due to additional depreciation and amortization expenses of $5.9 million resulting from having a full year of operations from the GE Specialty Chemicals business in year 2004 versus five months of operations in 2003 and unfavorable foreign currency translation of $3.0 million.  Research and development costs of $47.9 million decreased $1.9 million primarily due to $3.4 million of cost savings mainly attributable to the Plastic Additives segment, partially offset by unfavorable foreign currency translation of $2.1 million.  Equity income of $14.1 million increased $0.9 million from 2003 to 2004 primarily due to higher equity income of $4.3 million resulting from an income tax adjustment for the Company’s Rubicon joint venture, partially offset by the absence of $3.2 million of equity income from the Company’s Gustafson joint venture that was sold in March 2004.

Facility closures, severance and related costs were $62.8 million as compared to $17.0 million for 2003.  The 2004 costs were primarily for severance costs related to the 2004 activity-based restructuring initiative.  The 2003 costs were primarily for severance and were the result of the 2003 and 2001 cost reduction initiatives and the corporate relocation announced in 2002.

The Company incurred antitrust costs of $113.7 million for the year ended 2004 as compared to $77.7 million for the comparable period in 2003.  The 2004 costs included a $5.0 million U.S. civil antitrust settlement, $93.1 million for the expected settlement of three direct purchaser class action lawsuits, and the remainder for legal costs associated with antitrust investigations and related civil lawsuits.  The 2003 costs included $45.2 million of U.S. and Canadian fines, which represent the present value of the expected payments of approximately $57.0 million.  The remaining costs were primarily for legal costs associated with antitrust investigations and related civil lawsuits.

The 2004 operating loss of $73.8 million was unfavorable by $35.9 million compared to an operating loss of $37.9 million in 2003.  The increased loss was primarily attributed to higher facility closures, severance and related costs of $45.8, increased antitrust legal and related costs of $36.0 million, additional depreciation and amortization expenses of $10.4 million, and higher selling, general and administrative expenses of $10.4 million, offset in part by an increase in gross profit of $63.9 million.

Plastic Additives

Plastic additives sales of $856.5 million rose 26% from 2003, of which 15% was attributable to the GE Specialty Chemicals acquisition and the balance due primarily to improved pricing of 6%, favorable foreign currency translation of 3% and 2% from higher unit volume.  Operating profit of $17.4 million was up by $23.0 million from 2003 due primarily to favorable pricing of $44.1 million and savings attributable to cost reduction programs of $26.9 million, partially offset by elevated raw material and energy costs of $47.4 million.

Polymers

Polymers sales of $469.5 million were up 13% from 2003 due primarily to an increase of 6% from higher unit volume, improved pricing of 4% and favorable foreign currency translation of 3%.  EPDM sales rose 21% primarily as a result of an increase of 10% from higher unit volume and favorable pricing of 9%.  Urethanes sales were up 9% due primarily to 4% improvements in unit volume and foreign currency translation.  Operating profit of $62.5 million rose 52% from 2003 due primarily to favorable pricing of $16.6 million, cost savings of $8.6 million, higher unit volume of $8.2 million and favorable foreign currency translation of $4.3 million, partially offset by higher raw material and energy costs of $15.4 million.

Specialty Additives

Specialty additives sales of $458.7 million rose 12% from 2003 due primarily to 5% improvements in pricing and unit volume, and favorable foreign currency translation of 2%.  Rubber additives sales rose 9% primarily as a result of a 4% increase from unit volume, higher selling prices of 2% and favorable foreign currency translation of 2%.  Petroleum additives sales were up 15% due primarily to improved pricing of 7% and an increase of 6% from higher unit volume.  Operating profit of $21.7 million was up 27% from 2003 due primarily to favorable pricing of $19.2 million and cost savings of $11.4 million, partially offset by higher raw material and energy costs of $25.4 million.

Crop Protection

Crop protection sales of $320.6 million were up 18% from 2003 due primarily to a 13% increase from higher unit volume, favorable foreign currency translation of 3% and improved pricing of 2%.  Operating profit of $85.7 million was up $20.7 million or 32% from 2003 due primarily to higher unit volume of $16.4 million, favorable pricing of $5.8 million and cost savings of $4.7 million, offset in part by unfavorable foreign currency translation of $3.0 million and the absence of the Company’s share of the Gustafson joint venture prior year equity income of $3.2 million.

Polymer Processing Equipment

Polymer processing equipment sales of $180.0 million were up 8% from 2003 due primarily to a 7% increase from higher unit volume and favorable foreign currency translation of 3%, partially offset by unfavorable pricing of 2%.  Operating profit of $3.4 million was down $1.8 million from 2003 as the impact of an increase in unit volume of $4.6 million and a favorable sales mix of $0.6 million was more than offset by unfavorable pricing of $3.7 million and higher operating expenses primarily attributable to increased warranty and product performance costs of $3.0 million.  The equipment order backlog totaled $86 million at the end of 2004, up $24 million from the end of 2003.

General Corporate and Unabsorbed Overhead Expenses

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis.  These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses related to executives and corporate managers.  General corporate expense also includes all amortization expense.  These expenses increased $26.2 million from 2003 to 2004 due mainly to supplemental executive retirement costs of $8.1 million related to the retirement of certain executives, higher expenses related to the Company’s incentive plans of $6.1 million, increased costs related to Sarbanes-Oxley compliance and audit fees of $3.8 million and higher amortization expense of $3.5 million.

Unabsorbed overhead expense from discontinued operations of $9.5 million in 2004 represents general overhead costs that were previously absorbed by the Refined Products business unit.  Unabsorbed overhead expense from discontinued operations of $13.7 million in 2003 represents general overhead costs that were previously absorbed by the Refined Products and OrganoSilicones business units.

Other Expenses

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

As a result of the repurchase of the Company’s remaining $350 million of 8.5% Senior Notes and $140 million of its 6.125% Senior Notes, the Company recorded a loss on early extinguishment of debt of $20.1 million during 2004.  The 2004 loss primarily includes the premiums paid to repurchase the Notes, the consent payments and the write-off of the unamortized discount and deferred costs related to the Notes.  During 2003, the Company recorded a loss on early extinguishment of debt of $24.7 million.  This 2003 loss was the result of the repurchase of $250 million of the Company’s 8.5% Senior Notes in August 2003 utilizing the proceeds from the sale of the OrganoSilicones business unit to GE.

Other income, net, of $80.5 million for 2004 increased $81.2 million from the comparable period of 2003.  The increase was primarily the result of the $92.9 million gain on the sale of the Company’s 50 percent interest in the Gustafson seed treatment joint venture.  This gain was partially offset by unfavorable foreign exchange of $6.0 million and a $3 million product liability charge relating to the Company’s 50 percent interest in the Gustafson seed treatment joint venture.

In 2004 and 2003, the Company reported losses from continuing operations before income taxes and cumulative effect of accounting change of $91.7 million and $152.9 million, respectively.  The effective tax rate for the year ended December 31, 2004 was 54% compared to 23% for the year ended December 31, 2003 The 2004 effective tax rate was favorably impacted by reserve adjustments largely due to the resolution of prior years’ tax audits, offset in part by $65.4 million of antitrust settlements which were not deductible.  The 2003 effective tax rate was unfavorably impacted by $45.2 million of antitrust fines that were not deductible for tax purposes.

Discontinued Operations

Earnings from discontinued operations were $5.2 million (net of income taxes of $3.1 million), or $0.05 per common share in 2004 and $25.3 million (net of income taxes of $8.2 million), or $0.23 per common share in 2003.  Earnings from discontinued operations do not include any allocation of general overhead expenses.

CRITICAL ACCOUNTING ESTIMATES

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Accounting estimates and assumptions in this section are those the Company considers to be the most critical to understanding of our financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.  Actual results could differ from such estimates. The following paragraphs summarize the Company’s critical accounting estimates.  Significant accounting policies used in the preparation of the Company’s consolidated financial statements are also discussed in the Notes to Consolidated Financial Statements.

Allocation of Purchase Price

The Merger between the Company and Great Lakes has been accounted for using the purchase method, as required by FASB Statement No. 141, “Business Combinations”. Accordingly, the cost of the acquisition has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. In connection with the allocation, the Company has identified and valued the purchase consideration and identified and valued all of the assets acquired and liabilities assumed. The identification and valuation of the purchase consideration and acquired assets and assumed liabilities requires the application of judgment by management.

Certain acquired assets, such as accounts and notes receivable, were assigned a fair value of the present value of estimated amounts to be received and certain assumed liabilities, including accounts payable, accrued liabilities and environmental reserves, were assigned a fair value of the present value of estimated amounts to be paid.  In addition, a pension liability for the projected benefit obligation in excess of plan assets was recorded at an amount determined in accordance with FASB Statement No. 87, “Employers’ Accounting for Pensions”.

In identifying and valuing the purchase consideration and assets acquired and liabilities assumed, the Company utilized independent appraisals and actuarial valuations to assist in determining the fair values of certain acquired assets and assumed liabilities, including property, plant and equipment, intangible assets and pension liabilities. These appraisals and valuations have not been finalized and the Company is still completing the process of identifying all of the acquired assets and liabilities. However, the Company does not anticipate significant changes to the July 1, 2005 purchase price allocation.  The Company is also in the process of evaluating the deductibility of certain merger costs capitalized to goodwill associated with the Merger.

Recoverability of Long-Lived Assets and Goodwill

The Company evaluates the recoverability of the carrying value of its long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable.   Under such circumstances, the Company assesses whether the projected undiscounted cash flows of its asset groups are sufficient to recover the existing unamortized cost of its long-lived assets. If the undiscounted projected cash flows are not sufficient, the Company calculates the impairment amount by discounting the projected cash flows using its weighted average cost of capital.  The amount of the impairment is written-off against earnings in the period in which the impairment has been determined.

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

The Company’s cash flow projections used to estimate the fair value of its reporting units are based on subjective estimates, the most significant of which are selling prices and their relationship to raw material costs, sales volumes and cost reduction or savings benefits.  Deviations of actual results from the Company’s estimates, as well as a change in the discount rate utilized, could impact the fair value estimates used to determine whether an impairment exists.  Based on the fair value estimates used in July 2005 to test goodwill for impairment in accordance with FASB Statement No. 142, the Company concluded that no impairment existed for any of its reporting units at July 31, 2005.

Although the Company believes that its projections reflect its best estimates of the future performance of its reporting units, changes in estimates of selling prices, raw material costs, cost reduction or savings benefits and sales volume used to project the cash flows for its reporting units could have an impact on the fair value used to test goodwill of the reporting unit for impairment. Any increases in the estimated future cash flows of its reporting units would have no impact on the carrying value of that reporting unit. However, a decrease in estimated future cash flows could require the Company to reallocate the fair value of the reporting unit among the assets and liabilities of that reporting unit for the purpose of determining whether recognition of a goodwill impairment charge was required.

The relationship of raw material price increases to selling price increases and the ability to secure and maintain such selling price increases is currently the most sensitive factor affecting the operating results for the Company.  During periods of escalating raw material prices, the Company attempts to match or surpass its raw material price increases with corresponding selling price increases. However, the Company may not always be able to immediately raise prices, resulting in a decline in its gross margin.  Conversely, the Company may raise selling prices and potentially risk loss of sales volume.  The Company continually monitors and evaluates business and competitive conditions that affect its operations and reflects the impact of these factors in its financial projections.  If permanent or sustained changes in business and competitive conditions occur, they can lead to revised projections that could potentially give rise to impairment charges.

Contingencies

On an ongoing basis, the Company assesses potential liabilities related to any lawsuits or claims brought against it, including antitrust related matters. The Company accrues for such liabilities when it determines that it is probable that a loss has been incurred and a reasonable estimate of the loss can be made. Determining the outcome of claims and litigation and estimating related costs and expenses involves substantial uncertainties that could cause actual costs to vary materially from estimates. In making the determination of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, the nature of specific claims including unasserted claims, the Company’s experience with similar types of claims, the jurisdiction in which the matter is filed, the existence of other defendants, input from outside legal counsel and the current status of the matter. The Company also assesses the likelihood of recovery from insurance, and, in those cases in which realization of an insurance recovery is deemed probable, the Company records a corresponding asset. The Company intends to assert all meritorious legal defenses and will pursue all other equitable factors that are available to it with respect to such matters; however, the resolution of these matters could have a material adverse effect on its consolidated results of operations and cash flows. For further information see the Antitrust Investigations and Related Matters disclosure included herein.

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

Each quarter, the Company evaluates and reviews estimates for future remediation, and operation and management costs directly related to remediation, to determine appropriate environmental reserve amounts. For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operation and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes such costs are estimable.  As of December 31, 2005, the Company’s reserves for environmental remediation activities totaled $147.9 million.  The Company estimates the reasonably possible and estimable environmental liability to range from $133 million to $185 million at December 31, 2005.  The Company is still in the process of evaluating the environmental liabilities related to the former Great Lakes locations, which it assumed as a result of the Merger.  The Company’s reserves include estimates for determinable clean-up costs.  During 2005, the Company recorded a pre-tax charge of $3 million to increase its environmental liabilities and made payments of $22.9 million for clean-up costs, which reduced its environmental liabilities.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters.  However, the final cost of clean-up at these sites could exceed the Company’s present estimates, and could have, individually or in the aggregate, a material adverse effect on its financial condition, results of operations or cash flows.

In addition, it is possible that the Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters.  The resolution of the environmental matters now pending or hereafter asserted against the Company or any of its subsidiaries could require the Company to pay remedial costs or damages, which are not currently determinable, could exceed the Company’s present estimates, and as a result could have, either individually or in the aggregate, a material adverse effect on its financial condition, results of operations or cash flows.

Pension and Other Post-Retirement Benefits Expense

The Company’s calculation of pension and other post-retirement benefits expense is dependent on a number of assumptions. These assumptions include discount rates, health care cost trend rates, expected long-term rates of return on plan assets, mortality rates, expected salary and wage increases, and other factors.  Components of pension and other post-retirement benefits expense include interest and service cost on the pension and other post-retirement benefit plans, expected return on plan assets and amortization of certain unrecognized costs and obligations.  Actual results that differ from the assumptions utilized are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods.  While the Company believes that the assumptions used are appropriate, differences in actual experience or significant changes in assumptions would affect its pension and other post-retirement benefits costs and obligations.

In 2005, the Company changed the measurement date for its defined benefit pension plans and other post-retirement benefit plans from December 31 to November 30.  The Company believes the change is preferable because it provides management additional time to review and reflect the actuarial information in the Company’s consolidated financial statements under the Securities and Exchange Commission’s accelerated filing deadlines.  As a result, year-end values for 2005 included in this document are presented as of November 30, 2005.  The effect of the change in measurement date on the retirement and post-retirement benefit plan expense or accrued/prepaid benefit cost was not material to the consolidated financial statements.

Effective July 1, 2005, as a result of the Merger, the Company has assumed a number of pension plans previously sponsored by Great Lakes.  The weighted average assumption rates relating to these plans have been determined at November 30, 2005, using appropriate weightings from July 1, 2005.

Pension Plans

The pension plans cover full-time U.S. employees (referred to as “domestic”) and certain other employee groups at a number of international locations (referred to as “international”). During 2005, the Company informed its employees that it would be freezing its remaining domestic defined benefit plans for non-bargained employees as of January 1, 2006. All active non-bargained employees would subsequently earn benefits under defined contribution plans for all service incurred on or after January 1, 2006.  The Company estimates the impact of this change will decrease its domestic pre-tax pension expense by approximately $7.5 million in 2006.

Pension liabilities are measured on a discounted basis and the assumed discount rate is a significant assumption. At each measurement date, the discount rate is based on interest rates for high-quality, long-term corporate debt securities with maturities comparable to our liabilities. At November 30, 2005, the Company utilized a weighted average discount rate of 5.75 percent on domestic pension plans, which is the same rate as used at December 31, 2004.   For the international and non-qualified plans, a weighted average discount rate of 4.92 percent was used at November 30, 2005, which decreased slightly from the discount rate of 4.97 percent used at December 31, 2004. As a sensitivity measure, a 25 basis point reduction in the discount rate for all plans would result in approximately a $2.3 million decrease in pre-tax earnings for 2006 and a $30.5 million increase to the additional minimum liability at the beginning of 2006.

The domestic discount rate adopted at November 30, 2005 utilizes an interest rate yield curve to determine the discount rate pursuant to Emerging Issues Task Force (EITF) Topic No. D-36, “Selection of Discount Rates Used for Measuring Defined Benefit Pension Obligations and Obligations of Post Retirement Benefit Plans Other Than Pensions.”  The yield curve is comprised of AAA/AA bonds with maturities between zero and thirty years.  The Company discounts the annual cash flows of its domestic pension plans using this yield curve and develops a single-point discount rate matching the plan’s payout structure. A similar approach is used to determine the appropriate discount rates for the international plans. The actual method used varies from country to country depending on the amount of available information on bond yields to be able to estimate a single-point discount rate to match the plans’ benefit disbursements.

The Company’s weighted average estimated rate of compensation increase was 3.8 percent for all domestic and international pension plans combined at November 30, 2005.  As a sensitivity measure, an increase of 25 basis points would decrease pre-tax earnings for 2006 by approximately $0.7 million.

The expected return on pension plan assets is based on our investment strategy, historical experience, and our expectations for long-term rates of return. The Company determines the long-term rate of return assumptions for the domestic and international pension plans based on its investment allocation between various asset classes. The Company utilized a weighted average expected long-term rate of return of 8.75 percent on all domestic plan assets and a weighted average rate of 6.78 percent for the international plan assets at November 30, 2005.  The Company reviewed its investment strategy and resulting return on asset assumptions for the domestic plan during 2005 and as a result of the review will lower the long-term rate of return assumption to 8.5 percent for 2006.

The expected rate of return on plan assets is derived by applying the expected returns on various asset classes to the Company’s target asset allocation. The expected returns are based on the expected performance of the various asset classes and are further supported by historical investment returns.

Historical returns are evaluated based on an arithmetic average of annual returns derived from recognized passive indices, such as the S&P 500, for the major asset classes. The Company looked at the arithmetic averages of annual investment returns from passive indices, assuming a portfolio of investments that follow the current target asset allocation over several business cycles, to obtain an indication of the long-term historical market performance. The arithmetic average return over the past 20 years was 11.2 percent and over the past 30 years was 12.4 percent. These values were not materially different from the geometric average for the same periods and are in excess of the 8.5 percent domestic expected return on assets.

The actual annualized return on plan assets for the domestic plans in 2005 was 6.6 percent, which was below the expected return on asset assumption. However, in examining the current year performance, it must be considered that the expected return on asset assumption is a long-term measure and a year-to-year deviation from the long-term assumption is to be expected. The weighted average annualized return on international plan assets in 2005 was approximately 5.6 percent in US dollar terms. Local currency returns were significantly higher than in US dollar terms, due to changes in value of the US dollar over the year against the local currencies, and generally exceeded the return on asset assumptions.

The Company’s target asset allocation for the domestic pension plans is based on investing 65% of plan assets in equity instruments and 35% of plan assets in fixed income investments.  At November 30, 2005, 67% of the portfolio was invested in equities and the remainder in fixed income investments.  The duration of the Company’s fixed income portfolio at November 30, 2005 was close to zero, as the fixed-income portfolio has been largely converted to short-term investments in preparation for the implementation of a longer-term strategy as described below. The Company plans to increase the duration of the fixed income portfolio in 2006 to approximately 25 years, so that the overall duration of the assets will better match the duration of the plan liabilities. The objective of this duration matching is to reduce the volatility of the funded status caused by fluctuations in interest rates. The investment strategies for international plans are developed in a similar manner to the domestic plans, giving consideration to different plan liabilities, market conditions and tolerance to risk.

The Company has unrecognized actuarial losses of $163.3 million at November 30, 2005 relating to the domestic qualified plans, and unrecognized actuarial losses of $54.2 million relating to the non-qualified and international plans, which is net of $2.9 million of unrecognized gains (largely due to the international plans).  These unrecognized actuarial losses will impact future pre-tax earnings in two ways and are dependent on whether the unrecognized actuarial losses are deferred through the asset-smoothing mechanism (the market related value as defined by FASB Statement No. 87, “Employers’ Accounting for Pensions”).  The $220.4 million of unrecognized losses are subject to amortization in pre-tax earnings to the extent that they exceed a 10% amortization corridor, as defined by FASB Statement No. 87, which provides for amortization over the average remaining participant career. Total unrecognized losses are largely due to losses on the projected benefit obligation as a result of historically low discount rates, and losses attributable to investment performance that have not yet been recognized in income.

The amortization of unrecognized net losses existing as of November 30, 2005 will result in an $8.6 million decrease to pre-tax earnings for 2006 ($6.8 million for the qualified domestic plans and $1.8 million for the international and non-qualified plans). Since future gains and losses beyond 2005 are a result of various factors described herein, it is not possible to predict with certainty to what extent the combination of current and future losses may exceed the 10% amortization corridor and thereby be subject to further amortization.

The Company funds its defined benefit pension plans based on the minimum legislated amounts, plus any additional amounts that the Company may deem appropriate from time to time. The Company contributed a total of $31.5 million to the qualified domestic pension plans in 2005, of which $29.1 million was in addition to the minimum required contribution according to legislation. The Company contributed $21.3 million to the international and non-qualified pension plans in 2005, which included $3.4 million of contributions to a former Great Lakes international pension plan since the merger date.

The estimated required funding amounts for 2006 through 2010 set out below are based on actual November 30, 2005 asset values and assume that the minimum legislated contributions will be made in the future. The funding estimates also assume that interest rates will remain at or near current levels and no other significant changes will occur with regard to demographics, legislation, plan provisions or actuarial assumptions and methods used to determine the estimated funding requirements. It is assumed that the expected return on assets, as discussed above, will be earned each year on invested assets. To the extent that current assumptions are not borne out, actual funding requirements may be significantly different from those set out below.  The Company may make voluntary contributions in 2006 using proceeds from potential divestitures to reduce the 2007 required funding amount.

The following table summarizes the estimated future funding requirements for the pension plans under current assumptions:

	Funding Requirements by Period
(In millions)	2006	2007	2008	2009	2010

Qualified domestic pension plans	$0.2	$58.4	$45.2	$15.7	$1.0
International and non-qualified pension plans	14.5	25.4	26.7	27.2	25.2
Total pension plans	$14.7	$83.8	$71.9	$42.9	$26.2

In order to make these estimates of future funding requirements, the Company has made certain assumptions about potential changes in legislation and the Company’s future funding decisions. The figures shown are based on current law, including the expiration of interest rate relief scheduled for 2006, which increases the plan obligations and therefore the required contributions.   However, certain proposed changes to U.S. funding requirements, if enacted, would change the amounts shown above.  Although such changes have not yet been enacted, there are several different proposals under consideration.  The Company has modeled the impact of various possible changes on its five-year funding requirements and estimates that these proposals could change the timing of funding requirements.  Such changes, if any, are not expected to have a significant impact on the cumulative funding requirements over the five-year period.

In the United Kingdom, potential changes to legislation impacting funding requirements mean that it is not possible to estimate future contributions with any certainty at this time. However, for the purposes of the calculations above, we have assumed that the funding requirements of the plans sponsored by the Company in the United Kingdom will target a 70% to 80% funding level over a period of 10 years. It is assumed that the funding level will be examined at the beginning of 2007 and the beginning of 2010, and the contribution requirements will be established at those dates, taking into account contributions and investment returns to the date of examination. Discussions between the Company and the trustees of these plans may lead to differing funding requirements than those given. The following tables show the impact of a 100 basis point change in the actual return on assets on estimated future funding requirements.

Increase (Decrease)	100 Basis Point Increase in Investment Returns

Qualified domestic pension plans	$0.0	$(0.3)	$(0.9)	$(3.9)	$(2.0)
International and non-qualified pension plans	0.0	0.0	0.0	(0.1)	(1.9)
Total pension plans	$0.0	$(0.3)	$(0.9)	$(4.0)	$(3.9)

Increase (Decrease)	100 Basis Point Decrease in Investment Returns

Qualified domestic pension plans	$0.0	$0.3	$0.9	$4.6	$2.4
International and non-qualified pension plans	0.0	0.0	0.1	0.1	1.6
Total pension plans	$0.0	$0.3	$1.0	$4.7	$4.0

Pension (income) expense is calculated based upon certain assumptions including discount rate, expected long-term rate of return on plan assets, mortality rates and expected salary and wage increases.  Actual results that differ from the current assumptions utilized are accumulated and amortized over future periods and will affect pension expense in future periods.  The following table estimates the future pension expense, based upon current assumptions:

	Pension (Income) Expense By Period
(In millions)	2006	2007	2008	2009	2010

Qualified domestic pension plans	$(3.4)	$(6.3)	$(12.9)	$(17.4)	$(20.2)
International and non-qualified pension plans	14.1	15.5	13.9	12.5	10.9
Total pension plans	$10.7	$9.2	$1.0	$(4.9)	$(9.3)

The following tables show the impact of a 100 basis point change in the actual return on assets.

Increase (Decrease)	100 Basis Point Increase in Investment Returns

Qualified domestic pension plans	$0.0	$(0.2)	$(0.5)	$(0.8)	$(0.9)
International and non-qualified pension plans	0.0	0.0	(0.2)	(0.4)	(0.7)
Total pension plans	$0.0	$(0.2)	$(0.7)	$(1.2)	$(1.6)

Increase (Decrease)	100 Basis Point Decrease in Investment Returns

Qualified domestic pension plans	$0.0	$0.2	$0.7	$1.0	$0.8
International and non-qualified pension plans	0.0	0.0	0.2	0.4	0.7
Total pension plans	$0.0	$0.2	$0.9	$1.4	$1.5

In addition, at December 31, 2005, the Company recognized a liability on its balance sheet for each pension plan if the fair value of the assets of that pension plan was less than the accumulated benefit obligation (ABO).  This liability is called a “minimum pension liability” and is recorded as a charge to accumulated other comprehensive loss in stockholders’ equity.  This charge primarily represents the after-tax impact of recording the minimum pension liability for the pension plans.  This charge had no impact on the Company’s net earnings (loss), liquidity, or cash flows.

Other Post-Retirement Benefits

The Company provides post-retirement health and life insurance benefits for current retired and active employees and their beneficiaries and covered dependents for certain domestic and international employee groups. During 2005, the Company announced that it will be capping its financial contribution to the U.S. arrangements at the 2006 level for substantially all current retired employees. As a result, any increases in future health care premium costs will be borne entirely by the covered retirees.

The discount rates adopted by the Company for the valuation of the post-retirement health care plans were determined using the same methodology as for the pension plans. An analysis of the duration of the liabilities and future cash flows showed that it was appropriate to use the same discount rates for the post-retirement health care plans as were used for the pension plans at November 30, 2005, namely 5.75 percent for the domestic plans and a weighted average rate of 4.92 percent for the international plans. As a sensitivity measure, a 25 basis point reduction in the discount rate for the domestic plans would result in approximately a $0.1 million decrease in pre-tax earnings for 2006. A 25 basis point reduction in the discount rate for the international plans would result in a negligible decrease in pre-tax earnings for 2006.

Assumed health care cost trend rates are based on past and current health care cost trends, considering such factors as health care inflation, changes in health care utilization or delivery patterns, technological advances, and the overall health of plan participants.

The Company uses health care trend cost rates which vary by plan, starting with initial levels in the 8.50% - 11% range and grading down to an ultimate rate of 5% - 5.50% for the domestic plans. For the international plans, the assumptions used vary by country, depending on the cost structure of health care cost benefits in the specific country. Currently, post-retirement health care cost benefits are provided only in Canada and the Netherlands. The Canadian assumptions are in the same range as those used for the domestic plans, while in the Netherlands, a much lower level of health care inflation is assumed.

Ordinarily, the assumed rates have a significant effect on the service and interest cost components reported for the health care plans. However, the implementation of a cap on the financial contribution provided by the Company for the U.S. arrangements will mean that this assumption will have a less significant effect on future costs than in the past. As a result, for 2006, a one-percentage-point increase in assumed health care cost trend rates would reduce pre-tax earnings by $0.7 million with respect to the domestic plans and by $0.3 million with respect to the international plans. Similarly, for 2006, a one-percentage-point decrease would increase pre-tax earnings by $0.8 million with respect to the domestic plans and by $0.2 million with respect to the international plans.

The recently announced changes to the Company’s U.S. post-retirement health care benefits will have a significant impact on the Company’s future post-retirement benefit expense beginning in 2006.  The Company estimates the impact of this change will decrease its pre-tax post-retirement healthcare expense by approximately $8.4 million in 2006.  The following table summarizes projected post-retirement benefit expense based upon the various assumptions discussed above and reflecting the benefit changes beginning in 2006.

	Pre-tax Expense
(In millions)	2006	2007	2008	2009	2010

Domestic and international post-retirement benefit plans	$7.2	$6.9	$6.2	$5.5	$4.8

Income Taxes

Income taxes payable reflects the Company’s current tax provision and management’s best estimate of the tax liability relating to the outcome of current and future tax audits. If the actual outcome of audits differs from the Company’s best estimates, an adjustment to income taxes payable could be required, which may result in additional income tax expense or benefit.

The Company records deferred tax assets and liabilities based on differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. The Company also records deferred tax assets for the expected future tax benefits of net operating losses and income tax credit carryforwards.  Valuation allowances are established when the Company determines that it is more likely than not that the results of future operations may not generate sufficient taxable income to realize its deferred tax assets during the carryforward period.  The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Thus, changes in future results of operations could result in adjustments to the Company’s valuation allowances.

Allowance for Doubtful Accounts

The Company regularly reviews past due accounts receivable balances and information regarding the financial stability of its significant customers in order to identify customers with potential collectibility issues.  Upon completion of its review, and giving consideration to economic conditions, the Company estimates the ultimate collectibility of each of the customer balances identified.  Based on its probability estimates, the Company establishes an allowance for doubtful accounts that is deemed sufficient to cover any potential losses.  Due to the judgment required to determine the financial stability of customers and to predict future economic conditions, the actual losses from uncollectible accounts could differ from management’s estimates.  However, based on historical experience, the Company does not expect its estimates of uncollectible accounts to vary significantly from actual losses.

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

ACCOUNTING DEVELOPMENTS

In November 2004, the FASB issued Statement No. 151, “Inventory Costs – an Amendment of ARB No. 43, Chapter 4.”  Statement No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, requiring these items be recognized as current-period charges.  In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of Statement No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of Statement No. 151 is expected to affect the timing of when certain manufacturing variances will be recognized in consolidated earnings.  The Company does not believe the adoption of Statement No. 151 will have a material impact on its overall consolidated earnings and financial position.

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”.  FSP No. 109-2 provides guidance for reporting and disclosing certain foreign earnings that are repatriated, as defined by the American Jobs Creation Act of 2004 (the “Act”), which was signed into law on October 22, 2004.  The Act allowed the Company to exclude 85% of certain qualifying foreign earnings available for repatriation to the United States during 2004 and 2005. The Act was supplemented by additional guidance issued in May 2005, which clarified the manner in which repatriated earnings will be taxed.  During the third and fourth quarter of 2005, the Company repatriated foreign earnings of $459 million and recorded income tax expense of $53 million attributable to the repatriated earnings.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment”, which replaces Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”.  Statement No. 123 (revised 2004) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value, beginning with the first annual period after June 15, 2005.  The pro forma disclosures previously permitted under Statement No. 123 will no longer be an alternative to financial statement recognition.   Under Statement No. 123 (revised 2004), the Company must determine the appropriate fair value model to be used for valuing share-based payments and the transition method to be used at the date of adoption.  In March 2005, the SEC Staff issued Staff Accounting Bulletin 107, Share-Based Payment (SAB 107), which expresses views of the SEC Staff about the application of Statement No. 123 (revised 2004). Effective January 1, 2006, the Company adopted Statement No. 123 (revised 2004) using the modified prospective method. Under the modified prospective method, the compensation cost for all new awards and awards modified, repurchased or cancelled after the date of adoption of this Statement, as well as the unrecognized compensation cost of unvested awards as of the date of adoption, will be recognized in earnings based on the grant-date fair value of those awards. As a result of the provisions of FAS 123 (revised 2004) and SAB 107, the Company estimates that compensation expense related to share-based payments to employees will reduce 2006 diluted earnings per share by approximately $0.03 per share. However, the Company’s assessment of the estimated compensation expense is affected by its stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the grant date fair value of any new awards, the volatility of the Company’s stock price and employee stock option exercise behavior. The Company will recognize compensation cost for stock-based awards issued after January 1, 2006 on a straight-line basis over the requisite service period for the entire award.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (FIN 47).  FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.   The Company implemented FIN 47 as of December 31, 2005, which resulted in a charge of $0.5 million (which is net of taxes of $0.3 million) as a cumulative effect of accounting change on the consolidated statement of operations.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.”  Statement No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error, absent specific explicit transition requirements. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that the adoption of this statement will not have a material effect on its financial condition or results of operations.

OUTLOOK

2005 was a year of significant change and progress for the Company.  The combination of Crompton and Great Lakes enhanced our scale, improved our portfolio, strengthened our balance sheet, contributed synergy savings, and allowed us to take significant steps towards improving our profitability.  This progress in improving our profitability was accomplished despite a competitive operating environment, Gulf Coast hurricanes and escalating raw material costs.  We also have challenges that continue to impact our profitability. Accordingly, our focus in 2006 will be on improving price/volume balance, an aggressive and timely turnaround in our Plastic Additives business, executing portfolio adjustments, further pruning unprofitable products, increased use of our distribution partners, and more rigorous use of Six Sigma and Lean manufacturing practices in our sourcing and supply chain operations.

Price/Volume Balance – One of our challenges is to fine-tune our price-volume management capabilities. We continue to firmly believe that many of our products are undervalued, and we will continue to press to capture more of that value. The key to recapturing volume, which we are doing, is to focus on pricing customer-by-customer rather than implementing across-the-board, broad-based increases as we did in 2004 and early 2005.

Plastic Additives – An additional focus for 2006 is the improvement in our non-Flame Retardant Plastic Additives business.  We expect to accomplish this through the recovery of lost profitable volume, improved execution and cost reduction.  We also expect to realign the portfolio within this business by exiting businesses with less potential growth and possibly adding value-producing bolt-on acquisitions.  We also plan to simplify the business model by reducing the variability in our product offerings and realigning small customers to outside distribution channels.  Finally, we will continue to assess opportunities in high-growth areas such as Eastern Europe and Asia.

Our rubber additives business is expected to have slightly weaker results in 2006 due to softer automotive end markets while our Crop Protection is expected to have improved results in 2006 versus 2005.

Portfolio Adjustments – The assessment of our portfolio is complete and we are in discussions regarding potential transactions.  Announcements will be made as agreements become firm.  We estimate that our divestitures could result in reductions in annual revenues of approximately $300 million and annual operating profit of approximately $20 million.  The potential proceeds from these divestitures could to be in the range of approximately $150 million to $200 million, and, if successful, will be used for various purposes including the repayment of debt, voluntary pension contributions, antitrust settlements, and possible bolt-on acquisitions.

Due to an overall reduction in demand, portfolio adjustments and Plastic Additives product rationalization, we are currently evaluating our manufacturing operations to identify any potential opportunities to optimize those operations.

In 2006 we also expect:

•                  Savings of approximately $80 million to $90 million resulting from opportunities identified as a result of the Merger.  About one-half will be realized in cost of products sold and about one-half in selling, general and administrative expenses.

•                  Raw material and energy prices to increase approximately $100 million.

•                  Capital spending to be approximately $150 million.

•                  Depreciation and amortization to be approximately $205 million, which includes an accelerated depreciation charge totaling $10 million related to the potential sale of a Plastic Additives’ manufacturing facility.

•                  Interest expense to be approximately $105 million, net of a $12 million reduction from tendering of high-yield bonds in the fourth quarter of 2005.

•                  Stock option expensing pursuant to Statement of Financial Accounting Standards No. FAS 123R to increase stock compensation by approximately $10 million.

•                  Corporate spending to increase $10 million due to higher legal and process improvement expenditures.

•                  Inflationary increases of $30 million in base salary and outside service expenditures.

•                  Production costs to increase by $15 million due to lower planned production – ultimately to reduce inventory.

•                  Cash flow highlights:

•                  Working capital improvement of $55 million – Accounts Receivable of $20 million and Inventory of $35 million.

•                  Merger, facility closures, restructuring and related costs of approximately $50 million.

•                  Dividends of approximately $50 million – which reflects an increase due to the full year impact of the former Great Lakes common shares converting to Chemtura shares.

•                  Antitrust payments of approximately $30 million, which excludes legal costs and anticipated payments in yet unsettled civil matters.

•                  We expect to receive an additional $26.2 million of proceeds during 2006 as part of the minimum earn-out payment resulting from the sale of our former OrganoSilicones business to General Electric Company in 2003.  We have received an additional $33 million of earn-out proceeds in excess of the minimum through December 31, 2005 as a result of the favorable performance of GE Silicones business.  We have the potential to receive further proceeds depending on the performance of this aforementioned business.  Since the overall target to earn additional amounts is cumulative through September 2006, there is a possibility that we may have to return some or all of the $33 million of additional proceeds received.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties, including, but not limited to:

•                  General economic conditions.

•                  Significant international operations and interests.

•                  The outcome and timing of antitrust investigations and related civil lawsuits to which we are subject.

•                  The ability to obtain increases in selling prices.

•                  The ability to retain sales volumes in the event of increasing selling prices.

•                  The ability to absorb fixed cost overhead in the event of lower volumes.

•                  Pension and other post-retirement benefit plan assumptions.

•                  The ability to recover lost volume in our non-flame retardant Plastic Additives business or execute other portions of the recovery plan for this business.

•                  The ability to sustain our volumes or operating margins in our rubber additives business if new competitors or additional industry capacity develops in Asia.

•                  The ability to sustain profitability in our Crop Protection business due to new generic competition, or the failure to secure new products and technology.

•                  The ability to sell methyl bromide due to regulatory restrictions.

•                  Energy and raw material prices, availability and quality.

•                  Production capacity.

•                  Changes in interest rates and foreign currency exchange rates.

•                  Changes in technology, market demand and customer requirements.

•                  The enactment of more stringent environmental laws and regulations.

•                  The ability to achieve anticipated benefits from the Merger, including costs savings and synergies.

•                  The ability to realize expected cost savings under our cost-reduction initiatives, including Six Sigma and Lean manufacturing.

•                  The ability to successfully execute our portfolio divestiture plan.

•                  The amount of any additional earn-out payments from General Electric Company from the sale of the OrganoSilicones business.

•                  The ability to reduce our indebtedness levels.

•                  The ability to achieve the integration of the former Great Lakes information systems and certain international systems with our existing enterprise-wide information systems.

•                  Other risks and uncertainties detailed in Item 1A.RISK FACTORS or in our filings with the Securities and Exchange Commission or by our predecessor companies.

These statements are based on our estimates and assumptions and on currently available information. The forward-looking statements include information concerning our possible or assumed future results of operations, and our actual results may differ significantly from the results discussed. Forward-looking information is intended to reflect opinions as of the date this report was produced and we will not necessarily be updating such information.

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

The Company has short-term exposure to changes in foreign currency exchange rates resulting from transactions entered into by the Company and its foreign subsidiaries in currencies other than their local currency (primarily trade payables and receivables).  The Company is also exposed to currency risk on intercompany transactions (including intercompany loans).  The Company manages these transactional currency risks on a consolidated basis, which allows it to net its exposure.  The Company purchases foreign currency forward contracts, primarily denominated in Euros, Canadian dollars, British Pounds Sterling, Hong Kong dollars and Australian dollars, to hedge its transaction exposure.  These contracts are generally settled on a monthly basis.  Realized and unrealized gains and losses on foreign currency forward contracts are recognized in other (income) expense, net, to offset the impact of valuing recorded foreign currency trade payables, receivables and intercompany transactions.  The Company has not designated these derivatives as hedges under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” FASB Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and FASB Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities,” although it believes these instruments reduce the Company’s exposure to foreign currency risk. The net effect of the realized and unrealized gains and losses on these derivatives and the underlying transactions is not significant at December 31, 2005.

To manage the mix of fixed and floating debt, the Company, from time to time, enters into interest rate swap agreements in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed-upon notional amounts that are supported by the Company’s current debt positions.  The Company currently has fixed-to-variable interest rate swaps to manage interest expense on $125 million of the $400 million 7% fixed rate Notes due 2009, which it assumed from Great Lakes as a result of the Merger.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates.  The table presents principal cash flows and related weighted-average interest rates by expected maturity date for the Company’s long-term debt.  Weighted-average variable interest rates are based on the applicable floating rate index as of the reporting date.

Interest Rate Sensitivity

						2011 and		Fair Value
(In thousands)	2006	2007	2008	2009	2010	Thereafter	Total	At 12/31/05
Long-term debt:
Fixed rate debt	$—	$1,795	$1,000	$401,000	$—	$308,938	$712,733	$753,342
Average interest rate	7.61%	7.61%	7.62%	7.62%	8.42%	8.42%

Variable rate debt	$—	$1,897	$2,370	$1,939	$569,563	$18,007	$593,776	$610,251
Average interest rate (a)	7.15%	7.15%	7.16%	7.17%	7.18%	3.63%

Interest rate swaps:
Total pay variable/receive fixed	$—	$—	$—	$125,000	$—	$—	$125,000	$(14)
Average pay rate (a)	6.92%	6.92%	6.92%	6.92%
Average receive rate	7.00%	7.00%	7.00%	7.00%

(a)          Average interest rate is based on rates in effect at December 31, 2005.

The Company uses price swap contracts as cash flow hedges to convert approximately 75 percent of its forecasted natural gas purchases from variable price to fixed price purchases.  These contracts are designated as hedges of a portion of the Company’s forecasted natural gas purchases for a rolling two-year period.  These contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based.  The differential paid or received as natural gas prices change is reported in accumulated other comprehensive loss.  These amounts are subsequently reclassified into costs of products sold when the related inventory layer is liquidated.  The fair value of the contracts at December 31, 2005 of $8.9 million was recorded as a component of accumulated other comprehensive loss.  Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes.  A hypothetical ten percent increase in the cost of natural gas at December 31, 2005 would result in an increase in the fair market value of the outstanding derivatives by $5.3 million to a fair market value of $14.2 million; conversely, a hypothetical ten percent decrease in the cost of natural gas would result in a decrease in the fair market value of the outstanding derivatives by $5.3 million to a fair market value of $3.5 million.

The Company has accounts receivable programs to sell accounts receivable to agent banks.  The fees charged for the programs are sensitive to changes in interest rates.  At December 31, 2005, $28.9 million of domestic accounts receivable have been sold at an average cost of approximately 4.47% and $56.3 million of international accounts receivable have been sold at an average cost of approximately 7.77% (for further information see Accounts Receivable Programs included in the Notes to the Consolidated Financial Statements).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2005, 2004 and 2003

(In thousands of dollars, except per share data)

	2005	2004	2003

NET SALES	$2,986,608	$2,285,231	$1,941,798

COSTS AND EXPENSES
Cost of products sold	2,203,115	1,759,900	1,480,401
Selling, general and administrative	330,354	270,615	260,198
Depreciation and amortization	157,822	118,181	107,831
Research and development	51,826	47,880	49,747
Equity income	(1,765)	(14,109)	(13,169)
Facility closures, severance and related costs	22,713	62,808	16,981
Antitrust costs	49,109	113,736	77,716
Merger costs	45,230	—	—
In-process research and development	73,300	—	—

OPERATING PROFIT (LOSS)	54,904	(73,780)	(37,907)
Interest expense	107,701	78,441	89,653
Loss on early extinguishment of debt	55,091	20,063	24,699
Other (income) expense, net	11,764	(80,537)	663

EARNINGS (LOSS)
Loss from continuing operations before income taxes and cumulative effect of accounting change	(119,652)	(91,747)	(152,922)
Income tax provision (benefit)	65,198	(49,788)	(35,288)
Loss from continuing operations before cumulative effect of accounting change	(184,850)	(41,959)	(117,634)
Earnings from discontinued operations	2,645	5,227	25,297
Gain (loss) on sale of discontinued operations	(3,889)	2,142	111,692
Cumulative effect of accounting change	(546)	—	(401)

Net Earnings (Loss)	$(186,640)	$(34,590)	$18,954

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Loss from continuing operations before cumulative effect of accounting change	$(1.04)	$(0.37)	$(1.05)
Earnings from discontinued operations	0.01	0.05	0.23
Gain (loss) on sale of discontinued operations	(0.02)	0.02	0.99
Cumulative effect of accounting change	—	—	—
Net Earnings (Loss)	$(1.05)	$(0.30)	$0.17

Basic and Diluted Weighted-average shares outstanding	178,404	114,736	112,531

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Years ended December 31, 2005 and 2004

(In thousands of dollars, except per share data)

	2005	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$138,556	$158,700
Accounts receivable	547,857	242,435
Inventories	661,617	383,635
Other current assets	193,570	165,554
Assets held for sale*	—	97,252
Total current assets	1,541,600	1,047,576

NON-CURRENT ASSETS
Property, plant and equipment	1,192,335	694,925
Cost in excess of acquired net assets	1,211,459	407,975
Intangible assets, net	620,677	127,794
Other assets	419,932	400,439

	$4,986,003	$2,678,709

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term borrowings	$60,168	$4,294
Accounts payable	310,485	228,458
Accrued expenses	444,336	338,709
Income taxes payable	160,700	107,686
Other current liabilities	—	23,555
Liabilities held for sale*	—	6,467
Total current liabilities	975,689	709,169

NON-CURRENT LIABILITIES
Long-term debt	1,309,603	862,251
Pension and post-retirement health care liabilities	618,539	566,759
Other liabilities	306,775	211,550

STOCKHOLDERS’ EQUITY
Common stock - $.01 par value	2,515	1,192
Additional paid-in capital	2,950,649	1,032,282
Accumulated deficit	(869,873)	(647,678)
Accumulated other comprehensive loss	(141,052)	(22,372)
Treasury stock at cost	(166,842)	(34,444)
Total stockholders’ equity	1,775,397	328,980

	$4,986,003	$2,678,709

* Represents the assets and liabilities related to the Refined Products business which has been classified as a discontinued operation.

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2005, 2004 and 2003

(In thousands of dollars)

Increase (decrease) in cash	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(186,640)	$(34,590)	$18,954
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operations:
Gain on sale of Gustafson joint venture	—	(92,938)	—
Loss (gain) on sale of discontinued operations	3,889	(2,142)	(111,692)
Loss on early extinguishment of debt	55,091	20,063	24,699
Depreciation and amortization	160,602	126,086	136,087
Provision for doubtful accounts	11,253	9,328	5,087
Equity income	(1,528)	(14,109)	(13,169)
In-process research and development	73,300	—	—
Cumulative effect of accounting change	546	—	401
Deferred taxes	(483)	(45,279)	(76,968)
Changes in assets and liabilities, net:
Accounts receivable	73,439	(4,238)	70,320
Accounts receivable - securitization	(104,771)	(9,530)	(38,051)
Inventories	32,561	(17,127)	39,421
Other current assets	(8,213)	7,313	3,742
Other assets	(24,069)	34,005	31,318
Accounts payable	(60,276)	(7,040)	(82,220)
Accrued expenses	(71,867)	68,058	(54,477)
Income taxes payable	25,087	(29,619)	28,423
Other current liabilities	—	11,798	(6,026)
Pension and post-retirement health care liabilities	(49,772)	(21,326)	(20,191)
Other liabilities	(765)	37,952	28,528
Other	(6,596)	(389)	984
Net cash (used in) provided by operations	(79,212)	36,276	(14,830)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sale of businesses	108,809	151,219	633,427
Cash acquired in acquisitions, net of transaction costs paid	41,138	—	—
Capital expenditures	(104,365)	(65,231)	(87,591)
Other investing activities	5,563	253	1,707
Net cash provided by investing activities	51,145	86,241	547,543

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) credit facility	383,000	(57,000)	32,000
Payments on long-term notes	(406,498)	(490,006)	(478,380)
Proceeds from long-term notes	9,000	597,499	—
Proceeds from (payments on) short-term borrowings	35,667	44	(1,824)
Premium paid on early extinguishment of debt	(40,657)	(19,044)	(23,804)
Payments for debt issuance costs	(2,547)	(23,113)	—
Dividends paid	(35,555)	(22,931)	(22,556)
Proceeds from exercise of stock options	75,275	6,529	45
Common shares acquired	—	—	(22,080)
Other financing activities	(856)	2,077	2,278
Net cash provided by (used in) financing activities	16,829	(5,945)	(514,321)

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash	(8,906)	2,915	3,880
Change in cash and cash equivalents	(20,144)	119,487	22,272
Cash and cash equivalents at beginning of period	158,700	39,213	16,941
Cash and cash equivalents at end of period	$138,556	$158,700	$39,213

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years ended December 31, 2005, 2004 and 2003

(In thousands of dollars)

	2005	2004	2003
SUPPLEMENTAL SCHEDULE OF INVESTING AND FINANCING ACTIVITIES:
Fair value of non-cash assets acquired in acquisition	$2,858,880	$—	$—
Cash acquired in acquisition	125,747	—	—
In-process research and development	73,300	—	—
Issuance of common stock in acquisition, net of registration costs	(1,852,728)	—	—
Treasury stock acquired	166,842	—	—
Liabilities assumed in acquisition	$1,372,041	$—	$—

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2005, 2004 and 2003

(In thousands of dollars, except per share data)

						Accumulated
	Common			Additional		Other
	Shares	Treasury	Common	Paid-in	Accumulated	Comprehensive	Treasury
	Issued	Shares	Stock	Capital	Deficit	Loss	Stock	Total
BALANCE, DECEMBER 31, 2002	119,152	5,298	$1,192	$1,048,304	$(586,555)	$(200,426)	$(62,632)	$199,883
Comprehensive income:
Net earnings					18,954			18,954
Equity adjustment for translation of foreign currencies						125,438		125,438
Minimum pension liability adjustment (net of deferred tax benefit of $18,534)						(24,887)		(24,887)
Other						3,412		3,412
Total comprehensive income								122,917
Cash dividends ($0.20 per share)					(22,556)			(22,556)
Stock options and other issuances		(638)		(3,664)			7,313	3,649
Common shares acquired		3,200					(22,080)	(22,080)
Issued for pension funding		(3,200)		(10,613)			31,509	20,896
BALANCE, DECEMBER 31, 2003	119,152	4,660	1,192	1,034,027	(590,157)	(96,463)	(45,890)	302,709
Comprehensive income:
Net loss					(34,590)			(34,590)
Equity adjustment for translation of foreign currencies						74,746		74,746
Minimum pension liability adjustment (net of deferred tax benefit of $2,739)						(6,271)		(6,271)
Other						5,616		5,616
Total comprehensive income								39,501
Cash dividends ($0.20 per share)					(22,931)			(22,931)
Stock options and other issuances		(1,162)		(1,745)			11,446	9,701
BALANCE, DECEMBER 31, 2004	119,152	3,498	1,192	1,032,282	(647,678)	(22,372)	(34,444)	328,980
Comprehensive income:
Net loss					(186,640)			(186,640)
Equity adjustment for translation of foreign currencies						(97,063)		(97,063)
Cumulative currency translation gain on liquidation of foreign subsidiary related to discontinued operations						(27,954)		(27,954)
Minimum pension liability adjustment (net of deferred tax expense of $1,911)						3,221		3,221
Other (net of deferred tax benefit of $3,405)						3,116		3,116
Total comprehensive loss								(305,320)
Cash dividends ($0.20 per share)					(35,555)			(35,555)
Acquisition of Great Lakes	127,625	11,490	1,276	1,851,452			(166,842)	1,685,886
Stock options exercised	3,729	(3,281)	37	42,935			32,303	75,275
Other issuances	975	(217)	10	23,980			2,141	26,131
BALANCE, DECEMBER 31, 2005	251,481	11,490	$2,515	$2,950,649	$(869,873)	$(141,052)	$(166,842)	$1,775,397

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

On July 1, 2005, Crompton Corporation (Crompton) and Great Lakes Chemical Corporation (Great Lakes) combined their businesses by merging a wholly-owned subsidiary of Crompton with and into Great Lakes (the Merger).  Under the terms of the merger agreement, Great Lakes shareholders received 2.2232 shares of the Company’s common stock for each share of Great Lakes common stock and Great Lakes became a wholly-owned subsidiary of Crompton.  The Company also changed its name to Chemtura Corporation.

At December 31, 2005, the purchase price allocation for a number of significant accounts, including property, plant and equipment, other intangibles, deferred taxes, pre-merger contingencies and cost in excess of acquired net assets, has not been finalized because the Company has not completed the accumulation and review of the Great Lakes information related to these matters.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Chemtura Corporation and its wholly-owned and majority-owned subsidiaries that it controls, including the results of operations of Great Lakes commencing on July 1, 2005, which are collectively referred to as “the Company.”  Other affiliates in which the Company has a 20% to 50% ownership interest or a non-controlling majority interest are accounted for in accordance with the equity method. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by FASB Interpretation No. 46 (R) Consolidation of Variable Interest Entities (“FIN 46R”) and to assess whether it is the primary beneficiary of such entities.  If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FIN 46(R).  All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Discontinued Operations

On June 24, 2005, the Company sold certain assets and assigned certain liabilities of its Refined Products business to Sun Capital Partners Group, Inc. As a result, the accompanying financial statements reflect the Refined Products business as a discontinued operation for all periods presented.  The operations of the Refined Products business have been classified as earnings from discontinued operations (net of tax) in the consolidated statements of operations for all prior periods presented and the estimated carrying amount of the assets sold and of the liabilities transferred have been reflected as assets held for sale and liabilities held for sale, respectively, on the December 31, 2004 consolidated balance sheet.  The consolidated statements of cash flows have not been adjusted to reflect the discontinued operations and thus include the cash flows of the Refined Products business through June 24, 2005.  Refer to the Discontinued Operations footnote for further information.

On July 31, 2003, the Company sold certain assets and assigned certain liabilities of its OrganoSilicones business unit to the Specialty Materials division of General Electric Company (GE) and acquired GE’s Specialty Chemicals business. As a result, the accompanying financial statements reflect the OrganoSilicones business unit as a discontinued operation for 2003.  The operations of the OrganoSilicones business unit have been classified as earnings from discontinued operations (net of tax) in the consolidated statements of operations for 2003.  The consolidated statement of cash flows for 2003 have not been adjusted to reflect the discontinued operations and thus includes the cash flows of the OrganoSilicones business through July 31, 2003.  Refer to the Discontinued Operations footnote for further information.

Reclassifications

The Company reclassified certain immaterial amounts relating to operations from other (income) expense, net to cost of products sold and selling, general and administrative expense for all periods presented.  For the year ended December 31, 2004, the Company reclassified other expense, net of $5.7 million from other (income) expense, net, to cost of products sold ($0.9 million) and to

SG&A ($4.8 million).  For the year ended December 31, 2003, the Company reclassified other expense, net of $4.7 million from other (income) expense, net, to cost of products sold ($3.1 million) and SG&A (1.6 million).

ACCOUNTING POLICIES

Revenue Recognition

Substantially all of the Company’s revenues are derived from the sale of products.  Approximately 98.7% of the Company’s 2005 revenue, 93.8% of the Company’s 2004 revenue and 93.4% of the Company’s 2003 revenue is recognized when risk of loss of, and title to, the product is transferred to the customer, which usually occurs at the time shipment is made. Substantially all of the Company’s products are sold FOB (“free on board”) shipping point or on an equivalent basis.  The Company’s standard terms of delivery are included on its sales invoices and order confirmation documents. The remaining 1.3% of 2005 revenue, 6.2% of 2004 revenue and 6.6% of 2003 revenue, representing certain revenue of the Polymer Processing Equipment reporting segment, is recognized in accordance with the completed contract method of accounting. In April 2005, the Company contributed its Polymer Processing Equipment business into a venture in exchange for a non-controlling majority interest in the venture. Subsequent to the contribution of the Polymer Processing Equipment business to the venture, the Company ceased consolidating the operating results of this business and accounts for its investment in the venture in accordance with the equity method (see additional discussion of Equity Investments below).

Customer Rebates

The Company accrues for the estimated cost of customer rebates as a reduction of sales.  Customer rebates are primarily based on customers achieving defined sales targets over a specified period of time.  The Company estimates the cost of these rebates based on the likelihood of the rebate being achieved and recognizes the cost as a deduction from sales when such sales are recognized.  Rebate programs are monitored on a regular basis and adjusted as required.  The Company’s accruals for customer rebates, included in accrued expenses, were $32.8 million and $29.8 million at December 31, 2005 and December 31, 2004, respectively.

Operating Costs and Expenses

Cost of products sold includes all costs incurred in manufacturing products, including raw materials, direct manufacturing costs and manufacturing overhead.  Cost of products sold also includes warehousing, distribution, engineering (other than polymer processing equipment design engineering), purchasing, customer service and environmental, health and safety functions, and shipping and handling costs for outbound product shipments.  Selling, general and administrative expenses (SG&A) include costs and expenses related to the following functions and activities: selling, advertising, polymer processing equipment design engineering, information technology, legal, provision for doubtful accounts, corporate facilities and corporate administration.  SG&A also includes accounting, finance and human resources, excluding direct support in manufacturing operations, which is included as cost of products sold.  Research and development expenses (R&D) include basic and applied research and development activities of a technical and non-routine nature.  R&D costs are expensed as incurred.  Costs of products sold, SG&A and R&D expenses exclude depreciation and amortization expenses, which are presented on a separate line in the consolidated statements of operations.

Also, included in cost of products sold for 2005 is $37.1 million related to the fair value impact of purchase accounting on inventory resulting from the merger with Great Lakes.

Equity Investments

On April 29, 2005, the Company contributed its Polymer Processing Equipment business into Davis-Standard LLC, a venture created by the contribution of Black Clawson Converting Machinery Company by Hamilton Robinson LLC, a private equity firm, and the Company’s contribution. In exchange for its Polymer Processing Equipment business, the Company obtained a 61.24% non-controlling interest in the venture. In accordance with EITF 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights,” the Company is not consolidating the financial statements of Davis-Standard LLC because the holder of the minority interest of Davis-Standard LLC effectively exercises control over the operations of the business through its majority voting rights. The investment in the venture is included in other assets on the 2005 consolidated balance sheet.  The Company accounts for its investment in Davis-Standard LLC under the equity method and, accordingly, is recording its proportionate share of the venture’s results of operations in other (income) expense, net in the consolidated statements of operations. The assets and liabilities of Davis-Standard LLC as of September 30, 2005, its most recent year-end, were $152.3 million and $98.4 million, respectively, and its net income for the five month period ended September 30, 2005 was $0.8 million.  The carrying amount of the Company’s investment in

Davis-Standard LLC was $75.2 million at December 31, 2005 and is included in other assets in the 2005 consolidated balance sheet.  The excess cost over the Company’s share of net assets of the venture is $41.5 million at December 31, 2005.  The Company recorded a loss of $0.2 million from this venture for the 8 months of 2005.

As a result of the July 1, 2005 merger with Great Lakes, the Company acquired a 49% equity interest in Gulf Stabilizers Industries Limited, a Saudi Arabian manufacturer of antioxidants, and a 50% interest in Tetrabrom Technologies, Ltd., an Israeli manufacturer of tetrabromobisphenol – A .

Included among the Company’s equity investments at December 31, 2003 was a 50 percent ownership in Gustafson LLC and a 50 percent ownership in Gustafson Partnership, which were sold on March 31, 2004.  Refer to the Divestitures footnote for further information.  The Company accounted for these investments in accordance with the equity method.  The combined pre-tax income of the two investments for the first quarter ended March 31, 2004 and the year ended December 31, 2003 was $18 million and $25.3 million, respectively, of which the Company’s 50 percent share was $9 million and $12.7 million, respectively, and is included in equity income in the 2003 consolidated statement of operations.

Allowance for Doubtful Accounts

Included in accounts receivable are allowances for doubtful accounts in the amount of $30.5 million in 2005 and $22.3 million in 2004.

Inventory Valuation

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation.  Depreciation expense ($129.5 million in 2005, $101.3 million in 2004 and $94.5 million in 2003) is computed on the straight-line method using the following ranges of asset lives: land improvements 3 to 20 years; buildings and improvements 10 to 40 years; machinery and equipment 10 to 25 years; information systems equipment 3 to 7 years; and furniture, fixtures and other 3 to 15 years.

Renewals and improvements that extend the useful lives of the assets are capitalized.  Capitalized leased assets and leasehold improvements are depreciated over the shorter of their useful lives or the remaining lease term.  Expenditures for maintenance and repairs are charged to expense as incurred.

Intangible Assets

Patents, trademarks and other intangibles are being amortized principally on a straight-line basis using the following ranges for their estimated useful lives: patents 10 to 20 years; trademarks 10 to 40 years; customer relationships 5 to 25 years; production rights 10.5 years; and other intangibles primarily 5 to 19 years.  Further information is provided in the Goodwill and Intangible Assets footnote included herein.

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

Environmental Liabilities

Each quarter, the Company evaluates and reviews estimates for future remediation and related costs to determine appropriate environmental reserve amounts.  For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operations and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes that such costs are estimable. At December 31, 2005, environmental liabilities of $28.2 million have been included in accrued expenses and $119.7 million have been included in other liabilities.  At December 31, 2004, environmental liabilities of $24.3 million have been included in accrued expenses and $90.2 million have been included in other liabilities. See the Contingencies and Environmental Matters footnote included herein for further details.

Stock-Based Compensation

As permitted under FASB Statement No. 123, “Accounting for Stock-Based Compensation” and Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company elected to continue its historical method of accounting for stock-based compensation in accordance with APB Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” for all periods presented.  Under APB No. 25, compensation expense for fixed plans is recognized based on the difference between the exercise price and the stock price on the date of grant. Since the Company’s fixed-plan awards have been granted with an exercise price equal to the stock price on the date of grant, no compensation expense has been recognized in the consolidated statements of operations for these awards. However, compensation expense has been recognized for the restricted awards under the Company’s long-term incentive programs in accordance with the provisions of APB No. 25, which would be materially unchanged under FASB Statements No. 123 and No. 148. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statements No. 123 and No. 148 to all stock-based employee compensation awards:

(In thousands, except per share data)	2005	2004	2003
Net earnings (loss), as reported	$(186,640)	$(34,590)	$18,954
Stock-based employee compensation expense (income) included in net earnings (loss), net of tax	3,200	3,223	(1,359)
Total stock-based employee compensation determined under fair value based accounting method for all awards, net of tax	(8,008)	(6,302)	(2,770)
Pro forma net earnings (loss)	$(191,448)	$(37,669)	$14,825

Earnings (loss) per share:
Basic and diluted - as reported	$(1.05)	$(0.30)	$0.17
Basic and diluted - pro forma	$(1.07)	$(0.33)	$0.13

Effective January 1, 2006, the Company adopted Statement No. 123 (revised 2004) using the modified prospective method. Under the modified prospective method, the compensation cost for all new awards and awards modified, repurchased or cancelled after the date of adoption of this Statement, as well as the unrecognized compensation cost of unvested awards as of the date of adoption will be recognized in earnings based on the grant-date fair value of those awards.

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

Statements of Cash Flows

Cash and cash equivalents include bank term deposits with original maturities of three months or less. Included in the Company’s cash balance at December 31, 2005 and 2004, is approximately $0.5 million and $20 million, respectively, of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.

Cash payments included interest payments of $105.7 million in 2005, $62.4 million in 2004, and $95.8 million in 2003. Cash payments also included net income tax payments of $41.9 million in 2005, $26.8 million in 2004, and $21.4 million in 2003.

ACCOUNTING DEVELOPMENTS

In November 2004, the FASB issued Statement No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4.”  Statement No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, requiring these items be recognized as current-period charges.  In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of Statement No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of Statement No. 151 is expected to affect the timing of when certain manufacturing variances will be recognized in consolidated earnings.  The Company does not believe the adoption of Statement No. 151 will have a material impact on its overall consolidated earnings and financial position.

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”.  FSP No. 109-2 provides guidance for reporting and disclosing certain foreign earnings that are repatriated, as defined by the American Jobs Creation Act of 2004 (the “Act”), which was signed into law on October 22, 2004.  The Act allowed the Company to exclude 85% of certain qualifying foreign earnings available for repatriation to the United States during 2004 and 2005. The Act was supplemented by additional guidance issued in May 2005, which clarified the manner in which repatriated earnings will be taxed.  During the third and fourth quarter of 2005, the Company repatriated foreign earnings of $459 million and recorded income tax expense of $53 million attributable to the repatriated earnings.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment”, which replaces Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”.  Statement No. 123 (revised 2004) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value, beginning with the first annual period after June 15, 2005.  The pro forma disclosures previously permitted under Statement No. 123 will no longer be an alternative to financial statement recognition.   Under Statement No. 123 (revised 2004), the Company must determine the appropriate fair value model to be used for valuing share-based payments and the transition method to be used at the date of adoption.  In March 2005, the SEC Staff issued Staff Accounting Bulletin 107, “Share-Based Payment”, which expresses views of the SEC Staff about the application of Statement No. 123 (revised 2004). Effective January 1, 2006, the Company adopted Statement No. 123 (revised 2004) using the modified prospective method. Under the modified prospective method, the compensation cost for all new awards and awards modified, repurchased or cancelled after the date of adoption of this Statement, as well as the unrecognized compensation cost of unvested awards as of the date of adoption, will be recognized in earnings based on the grant-date fair value of those awards. As a result of the provisions of FAS 123(revised 2004) and SAB 107, the Company estimates that compensation expense related to share-based payments to employees will reduce 2006 diluted earnings per share by approximately $0.03 per share. However, the Company’s assessment of the estimated compensation expense is affected by its stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the grant-date fair value of any new awards, the volatility of the Company’s stock price and employee stock option exercise behavior. The Company will recognize compensation cost for stock-based awards issued after January 1, 2006 on a straight-line basis over the requisite service period for the entire award.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (FIN 47).  FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.   The Company implemented FIN 47 as of December 31, 2005, which resulted in a charge of $0.5 million (which is net of taxes of $0.3 million) as a cumulative effect of accounting change in the consolidated statement of operations.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.”  Statement No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, unless impracticable, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that the adoption of this statement will not have a material effect on its financial condition or results of operations.

MERGER

On March 9, 2005, the Company and Great Lakes announced the signing of a definitive merger agreement for an all-stock merger transaction. The transaction closed on July 1, 2005, and in accordance with the terms of the agreement, Great Lakes shareholders received 2.2232 shares of the Company’s common stock for each share of Great Lakes common stock resulting in the issuance of approximately 116.1 million shares, which is net of 11.5 million treasury shares, of the Company’s common stock with a fair value of approximately $1.85 billion. The fair value is based on a fair value per common share of $14.52, which represents the average of the closing prices on March 9, 2005, the date the terms of the agreement were agreed to and announced, and the two days before and after that date.  The Company has also exchanged all of the outstanding vested and unvested Great Lakes stock options for 8.1 million of fully vested stock options of the Company.  In addition, vesting was accelerated for substantially all of the outstanding unvested restricted share units of Great Lakes.  As a result of the Merger, the Company obtained a 100% equity interest in Great Lakes.

The acquired assets and assumed liabilities have been recorded at their fair value and the excess cost of the acquired net assets over their fair value has been recorded as goodwill. The Company believes that this goodwill is attributable to an enhanced competitive position, greater stability through geographic and end-market diversification, a significantly strengthened balance sheet and credit profile, and a broader platform for future growth.  The total purchase price has been allocated to the acquired net tangible and intangible assets and assumed liabilities based upon valuations and estimates of fair value. The valuations and estimates utilized to determine the purchase price allocation are still subject to change. As of December 31, 2005, the purchase price allocation for a number of significant accounts, including property, plant and equipment, other intangibles, deferred taxes, pre-merger contingencies and cost in excess of acquired net assets has not been finalized because the Company has not fully completed the accumulation and review of the Great Lakes information related to these matters. The Company is also in the process of evaluating the deductibility of certain merger costs capitalized to goodwill associated with the Merger. The purchase price at July 1, 2005 has been allocated as follows:

(In thousands)
Cash and cash equivalents	$125,747
Accounts receivable	347,154
Inventories	372,673
Other current assets	126,064
Property, plant and equipment	589,199
Cost in excess of acquired net assets (goodwill)	850,020
In-process research and development	73,300
Other intangible assets	516,600
Other assets	57,170
Short-term borrowings	(29,816)
Accounts payable	(170,120)
Accrued expenses	(281,167)
Income taxes payable	(26,254)
Long-term debt	(454,475)
Pension and post-retirement health care benefits	(127,123)
Other liabilities	(283,086)
Treasury stock	166,842
Total purchase price	$1,852,728

In-process research and development has no future alternate use and was written off to operations during 2005.

The following pro forma unaudited results of operations for 2005 and 2004 give effect to the Merger as if it had been consummated as of the beginning of each respective period. The pro forma unaudited results of operations combine the historical results of operations of the Company and Great Lakes with the pro forma adjustments described below.

The pro forma unaudited results of operations do not give effect to certain synergies and cost savings expected to result from the Merger.  Preliminary valuations of certain of the assets and liabilities of Great Lakes, including property, plant and equipment, intangible assets and in-process research and development costs, have been completed but are subject to further revision during the allocation period.  The pro forma unaudited results of operations do not purport to be indicative of what the actual results of operations would have been had the Merger been completed on the dates assumed, or the results of operations that may be achieved in the future.

The pro forma unaudited results of operations for the years ended December 31, 2005 and 2004 are as follows:

(In thousands, except per share data)	2005	2004
Net sales	$3,898,442	$3,888,930

Loss from continuing operations (a)	$(147,840)	$(20,044)

Net earnings (loss) (a) (b)	$(152,852)	$30,280

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.63)	$(0.09)

Net earnings (loss)	$(0.65)	$0.13

Weighted average shares outstanding – basic and diluted	235,925	228,180

(a)          The 2005 pro forma Loss from continuing operations includes a charge for the write-off of in-process research and development expenses of $73,300 ($73,300 net of tax), and a charge for the impact on cost of products sold of the fair value adjustment to inventory of $37,100 ($27,329 net of tax).

(b)         The 2004 pro forma Net earnings (loss) includes the sale of WIL Research Laboratories by Great Lakes for a gain of $53.7 million, net of tax expense of $30.4 million.

The pro forma adjustments included in the Loss from continuing operations and in Net earnings (loss) above are summarized as follows:

(In thousands)	2005	2004
Reduction in pension expense	$1,950	$5,308
Reduction in interest expense	4,404	7,220
Purchase accounting depreciation	5,274	10,548
Amortization	(9,154)	(18,109)
Inventory accounting	(903)	(427)
Elimination of merger expenses	138,429	—
Pro forma adjustments – gross	$140,000	$4,540

Pro forma adjustments - net of tax	$112,539	$2,004

The pro forma adjustments are as follows:

(1)          Pension – represents a reduction in pension expense, principally due to the elimination of the impact of amortization of historical gains and losses from Great Lakes’ historical net periodic benefit cost.

(2)          Interest – represents the impact on interest expense of amortization of the fair value adjustment to Great Lakes’ long-term debt.

(3)          Purchase accounting depreciation – represents the impact on depreciation expense of the fair value adjustment and change in the remaining useful lives of Great Lakes’ property, plant and equipment.

(4)          Amortization – represents the impact on amortization expense of the fair value adjustment and change in remaining useful life of Great Lakes’ intangible assets.

(5)          Inventory accounting – represents the impact of conforming Great Lakes’ inventory variance capitalization policy to a consistently applied method utilized by the Company.

(6)          Merger expenses – represents the reversal of merger-related expenses incurred by Great Lakes and recognized in their pre-merger operating results.

As a result of the Merger, the Company assumed the merger-related liabilities of Great Lakes, which primarily related to the change in control provisions in employment contracts that were triggered by the Merger.  A reconciliation of this reserve balance from July 1, 2005 is as follows:

(In thousands)	Severance and Related Costs (a)	Other Merger- Related Costs (b)	Total
Great Lakes liability assumed at July 1, 2005	$41,569	$27,345	$68,914
2005 purchase price adjustments	2,851	20,788	23,639
Cash payments	(37,783)	(46,826)	(84,609)
Non-cash utilization	(302)	(201)	(503)
Balance at December 31, 2005	$6,335	$1,106	$7,441

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

As a result of the Merger, the Company recorded charges for costs directly related to the Merger as a component of operating profit (loss).  The related reserve activity is summarized as follows:

(In thousands)	Severance and Related Costs (c)	Merger Integration Costs (d)	Total
2005 merger costs	$9,477	$35,753	$45,230
Cash payments	(4,813)	(22,725)	(27,538)
Non-cash utilization	(403)	—	(403)
Balance at December 31, 2005	$4,261	$13,028	$17,289

(c) Includes severance relating to former Crompton personnel only.

(d) Includes primarily consulting costs related to the integration of Crompton and Great Lakes.

The above merger related reserves are included in accrued expenses on the Company’s consolidated balance sheet at December 31, 2005.

As of December 31, 2005, the Company terminated approximately 500 employees worldwide, as a direct result of the Merger.  The Company expects to substantially complete its merger integration efforts by the end of 2006.

FACILITY CLOSURES, SEVERANCE AND RELATED COSTS

During the first quarter of 2004, the Company appointed a new President and CEO, and the former Chairman, President and CEO; Senior Vice President and CFO; and certain other executives elected to retire.  As a result of this reorganization, the Company completed the separation agreements for the former Chairman, President and CEO, Senior Vice President and CFO, and other executives and recorded a pre-tax charge of $2.8 million for severance and related costs in 2004.  During 2005, the Company recorded an additional pre-tax charge of $0.8 million.  Payments and non-cash activity related to this charge were $1.1 million during 2004 and $1.9 million during 2005.  The remaining reserve balance at December 31, 2005 was $0.5 million.

In 2004, the Company completed an activity-based restructuring initiative intended to structure the Company’s operations in a more efficient and cost effective manner, including a voluntary severance program.  As a result of the voluntary program, 137 U.S. based-employees voluntarily elected to terminate their employment.  In addition, the Company involuntarily terminated approximately 540 worldwide employees as a result of the activity-based restructuring initiative.  During 2004, the Company recorded pre-tax charges of $54 million for facility closures, severance and related costs. During 2005, the Company recorded additional charges of approximately $24 million, of which $19.5 million relates to unrecoverable future lease costs and asset write-offs related to the closure of the Company’s former research and development facility in Tarrytown, NY.  These charges are summarized as follows:

(In thousands)	Severance and Related Costs (a)	Asset Write-offs (b)	Other Facility Closure Costs (c)	Total
2004 charge:
Continuing operations	$50,556	$138	$3,030	$53,724
Discontinued operations	306	—	—	306
Cash payments	(9,061)	—	(1,439)	(10,500)
Non-cash utilization	(1,748)	(138)	—	(1,886)
Balance at December 31, 2004	40,053	—	1,591	41,644
2005 charge	2,898	3,970	17,102	23,970
Cash payments	(34,483)	—	(3,732)	(38,215)
Non-cash utilization	(442)	(3,970)	—	(4,412)
Balance at December 31, 2005	$8,026	$—	$14,961	$22,987

(a)          Includes domestic and international severance, benefits and related pension curtailments.

(b)         Includes asset write-offs related to sites closed as a result of the activity-based initiative, including assets related to the Tarrytown, NY closure.

(c)          Includes consulting costs that have been incurred, which were directly related to developing and implementing the activity-based restructuring initiative, unrecoverable future lease costs related to the closure of the Tarrytown, NY site and other contractual obligations related to closed sites.

During the fourth quarter of 2004, the Enenco joint venture, in which the Company owned a 50 percent interest, closed its manufacturing facility in Memphis, TN.  As a result of the closure, the Company recorded a pre-tax charge of $4.6 million, which includes $2.3 million related to the write-off of the Company’s investment in affiliate, $1.8 million for environmental decommissioning and demolition costs and $0.5 million for other closure related costs.  During 2005, the Company acquired the remaining 50 percent interest from its joint venture partner and as a result has accounted for Enenco as a wholly-owned subsidiary of the Company.  This transaction resulted in a pre-tax credit to facility closures, severance and related costs during 2005 of $2.4 million due to recoveries from the joint venture partner of $1.2 million, adjustments to third party accruals of $1 million and adjustments to decommissioning and demolition reserves of $0.2 million.

In July 2003, the Company announced a cost reduction program to eliminate, at a minimum, overhead expenses previously absorbed by the OrganoSilicones business.  The Company had terminated approximately 368 positions as of December 31, 2004 as a result of this program.  The Company recorded pre-tax charges of $0.2 million, $0.6 million and $14 million for facility closures, severance and related costs in the consolidated statements of operations in 2005, 2004 and 2003, respectively.  A summary of these charges is as follows:

(In thousands)	Severance and Related Costs	Asset Write-offs	Other Facility Closure Costs	Total
2003 charge	$12,585	$396	$988	$13,969
Cash payments	(2,859)	—	(383)	(3,242)
Non-cash utilization	—	(396)	—	(396)
Balance at December 31, 2003	9,726	—	605	10,331
2004 charge	558	—	7	565
Cash payments	(8,596)	—	(529)	(9,125)
Balance at December 31, 2004	1,688	—	83	1,771
2005 charge	184	—	—	184
Cash payments	(1,058)	—	(55)	(1,113)
Balance at December 31, 2005	$814	$—	$28	$842

As a result of the cost reduction initiative that began in 2001 and the relocation of the Company’s headquarters from Greenwich, CT to Middlebury, CT that began in 2002, the Company recorded pre-tax charges for facility closures, severance and related costs from continuing operations of $0.2 million and $5.6 million in 2005 and 2003, respectively, and recorded a pre-tax credit for facility closures, severance and related costs of $0.9 million in 2004 to adjust for reserves no longer deemed necessary.  The related reserve activity is summarized as follows:

(In thousands)	Severance and Related Costs (d)	Asset Write-offs and Impairments (e)	Other Facility Closure Costs (f)	Total
Balance at December 31, 2002	24,233	—	11,338	35,571
2003 charge:
Continuing operations	2,711	183	2,697	5,591
Discontinued operations	15	—	15	30
Cash payments	(17,457)	—	(9,695)	(27,152)
Non-cash utilization	(1,110)	(183)	(280)	(1,573)
Balance at December 31, 2003	8,392	—	4,075	12,467
2004 credit	(1,492)	559	14	(919)
Cash payments	(5,474)	—	(2,537)	(8,011)
Non-cash utilization	(370)	(559)	—	(929)
Balance at December 31, 2004	1,056	—	1,552	2,608
2005 charge	(186)	381	16	211
Cash payments	(870)	—	(535)	(1,405)
Non-cash utilization	—	(381)	—	(381)
Balance at December 31, 2005	$—	$—	$1,033	$1,033

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

The Company has included $11.4 million of its facility closures, severance and related cost reserves in other liabilities and $14.0 million in accrued expenses in its consolidated balance sheets.

The Company has substantially completed all of the above initiatives and programs as of December 31, 2005, and does not expect to incur any significant costs in the future relating to these initiatives and programs.

DISCONTINUED OPERATIONS

Refined Products

On June 24, 2005, the Company sold certain assets and assigned certain liabilities of its Refined Products business to Sun Capital Partners Group, Inc. (Sun) for $80 million.   The consideration that the excess cost over theCompany received was subject to adjustment based on the change in certain transferred assets and liabilities of the Refined Products business through the closing date and for retained accounts receivable and accounts payable, which resulted in a reduction to the proceeds received by $30.3 million.   The Company also pre-paid approximately $6.8 million of the manufacturing costs for certain petroleum additives products that will be manufactured for the Company by Sun. During the second quarter of 2005, the Company recognized a loss on the transaction of $28.2 million (net of an income tax benefit of $14.3 million).  During the fourth quarter of 2005, the Company recognized a gain of $28.3 million primarily due to the elimination of the cumulative currency translation adjustment resulting from the liquidation of a foreign subsidiary engaged in the Refined Products business.  Overall, the transaction did not have a material impact on the Company’s earnings for the year ended December 31, 2005.

The agreement provided for the sale of assets and assignment of liabilities with carrying amounts as follows:

(In thousands)	June 24, 2005	December 31, 2004
Inventory	$40,928	$44,298
Other current assets	1,066	1,716
Property, plant and equipment, net	42,540	39,604
Other assets	11,573	11,634
Total assets held for sale	$96,107	$97,252

Accounts payable	$4,331	$3,015
Accrued expenses	3,800	3,452
Total liabilities held for sale	$8,131	$6,467

The revenues, operating profit and pre-tax earnings from discontinued operations for all periods presented are as follows:

(In thousands)	2005	2004	2003
Net sales	$136,419	$264,532	$243,246

Pre-tax earnings (loss) from discontinued operations	$4,013	$8,348	$(1,831)
Income tax (expense) benefit	(1,368)	(3,121)	814
Earnings (loss) from discontinued operations	$2,645	$5,227	$(1,017)

OrganoSilicones

On July 31, 2003, the Company sold certain assets and assigned certain liabilities of its OrganoSilicones business unit to the Specialty Materials division of GE and acquired GE’s Specialty Chemicals business.  The transaction resulted in a gain of $111.7 million (net of income taxes of $175.3 million).   The Company received net cash proceeds in 2003 of $633.4 million, which included proceeds from the sale of $643.1 million, proceeds from its first quarterly earn-out payment of $8.75 million, less certain transaction-related fees of $18.4 million.  In addition, the Company acquired GE’s Specialty Chemicals business valued at $160 million.  The Company will continue to receive quarterly earn-out payments through September of 2006 based on the combined performance of GE’s existing Silicones business and the OrganoSilicones business that GE acquired from the Company.  The total of such payments will be a minimum of $105 million and a maximum of $250 million.  The minimum earn-out of $105 million was accrued for as part of the gain on the sale of the business.  In addition to the earn-out proceeds received in 2003, the Company received a total of $40.3 million of earn-out proceeds during the year ended December 31, 2004, of which $35 million represented the minimum earn-out proceeds and $5.3 million represented additional earn-out proceeds related to the combined performance of GE’s existing Silicones business and the OrganoSilicones business for the second and third quarters of 2004.  During 2005, the Company received earn-out proceeds of $62.7 million, comprised of $35 million of minimum earn-out proceeds and $27.7 million based on the combined performance of GE’s existing Silicones business and the OrganoSilicones business for the fourth quarter of 2004 and the first three quarters of 2005. The cumulative additional earn-out proceeds received as of December 31, 2005 of $33 million have not been recognized in earnings, as the recognition of this additional gain is contingent upon the continued favorable future performance of GE’s Silicones business through September 2006.  The balance of additional proceeds received in excess of the minimum earn-out has been included in accrued expenses in the 2005 consolidated balance sheet and in other liabilities in the 2004 consolidated balance sheet.

During 2004, the Company and GE settled various purchase price adjustments, previously accrued for in the July 2003 gain on sale of discontinued operations, which resulted in a $14 million payment to GE.  As a result of this settlement, the adjustment of certain other reserves and the resolution of certain tax matters related to the transaction, the Company recorded a $2.1 million (after-tax) gain on sale of discontinued operations in the third quarter of 2004. Additionally, during 2005, the Company recorded a loss of $4.0 million (including taxes of $11.3 million). This loss includes a $4.8 million gain, (which is net of tax of $2.5 million), related to settlement of certain contingencies, and tax charges of $1.6 million and $7.2 million, related to the settlement of certain contingencies pertaining to the transaction with GE and the completion of the Internal Revenue Service’s examination of the divestiture, respectively.

The sales and earnings from discontinued operations for 2003 is as follows:

(In thousands)	2003
Net sales	$273,387

Pre-tax earnings from discontinued operations	$35,278
Income tax expense	(8,964)
Earnings from discontinued operations	$26,314

The Company’s consolidated statement of operations for the year ended December 31, 2003 reflects the results of operations of the acquired GE Specialty Chemicals business for the months of August through December 2003.  The $160 million purchase price was allocated to the assets acquired and liabilities assumed based on the fair value of such assets and liabilities.  The acquired assets and assumed liabilities were recorded at their fair values, and the excess cost of the acquired net assets was recorded as goodwill.  The final purchase price allocation as of July 31, 2004 is as follows:

(In thousands)	Purchase Price Allocation
Accounts receivable	$15,487
Inventory	28,568
Other current assets	1,670
Property, plant and equipment, net	50,336
Cost in excess of acquired net assets (goodwill)	42,491
Other assets	43,691
Accounts payable and accrued expenses	(16,743)
Post-retirement health care liability	(5,500)
Total purchase price	$160,000

DIVESTITURES

On March 31, 2005, the Company entered into an agreement with Hamilton Robinson LLC, a private equity firm, to form a venture (Davis-Standard LLC), which would combine the Company’s Polymer Processing Equipment business and Hamilton Robinson’s Black Clawson Converting Machinery Company.   The transaction closed on April 29, 2005 and resulted in the Company acquiring a 61.24% non-controlling interest in Davis-Standard LLC.  In accordance with EITF 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, the Company is not consolidating the financial statements of Davis-Standard LLC because the holder of the minority interest of Davis-Standard LLC effectively exercises control over the operations of the business through its majority voting rights.  As of the closing date, the Company deconsolidated $136.6 million of assets and $62.8 million of liabilities of the Polymer Processing Equipment business.  The associated investment was recorded in other assets with no significant gain or loss recognized on the transaction.  The Company is subsequently accounting for its investment in Davis-Standard LLC under the equity method and accordingly, is recording its proportionate share of the venture’s results of operations in other (income) expense, net in the consolidated statements of operations.  The carrying amount of the Company's investment in Davis-Standard LLC was $75.2 million at December 31, 2005. The excess cost over the Company's share of the net assets of the venture was $41.5 million at December 31, 2005. The Company recorded a loss of $0.2 million from this venture for the 8 months of 2005.

On March 22, 2004, the Company entered into an agreement with Bayer CropScience LP in the U.S. and Bayer CropScience Inc. in Canada to sell its 50 percent interest in the Gustafson seed treatment joint venture for $128.9 million, of which $126.9 million was received in 2004 and $2 million was contingent upon a licensing consent and the execution of a related supply agreement.  The transaction closed on March 31, 2004 and resulted in a pre-tax gain of $90.9 million in the first quarter of 2004 included in other (income) expense, net.  The licensing consent and related supply agreement were finalized in December 2004 and resulted in the recognition of an additional pre-tax gain of $2 million in the fourth quarter of 2004.

ACCOUNTS RECEIVABLE PROGRAMS

In August 2004, the Company amended its domestic accounts receivable securitization program to provide three years of funding for up to $125 million of domestic receivables to agent banks.  At December 31, 2005, $28.9 million of domestic accounts receivable had been sold under this program at an average cost of approximately 4.47%.  At December 31, 2004, $95 million of domestic accounts receivable had been sold under this program at an average cost of approximately 2.83%.  In addition, the Company’s European subsidiaries have a separate program to sell up to approximately $122 million of their eligible accounts receivable to agent banks.  At December 31, 2005, $56.3 million of international accounts receivable have been sold at an average cost of approximately 7.77%.  At December 31, 2004, $94.9 million of international accounts receivable had been sold at an average cost of approximately 6%.  The total costs associated with these programs of $11.4 million, $9.9 million and $7.8 million for the years ended December 31, 2005, 2004 and 2003, respectively, are included in other (income) expense, net in the consolidated statements of operations.

Effective March 2, 2006, the Company expanded its domestic accounts receivable program to include the former Great Lakes subsidiaries and to allow for the sale of up to $275 million of domestic receivables.  The Company is also in the process of expanding its international accounts receivable program to include the former Great Lakes subsidiaries and to allow for the sale of up to $175 million of international receivables.

Under the domestic program, certain subsidiaries of the Company sell their accounts receivable to a special purpose entity (SPE) that has been created as a separate legal entity for the purpose of acquiring such receivables and selling an undivided interest therein to agent banks. In accordance with the domestic sale agreement, the agent banks purchase an undivided ownership interest in the accounts receivable owned by the SPE. The amount of such undivided ownership interest will vary based on the level of eligible accounts receivable as defined in the agreement. In addition, the agent banks retain a security interest in all of the receivables owned by the SPE, which was $107.5 million and $66.3 million as of December 31, 2005 and 2004, respectively. The balance of the unsold receivables owned by the SPE is included in accounts receivable on the consolidated balance sheet. Under the international program, certain foreign subsidiaries of the Company sell eligible accounts receivable directly to agent banks. During the period, the Company had an obligation to service the accounts receivable sold under its domestic and international programs.  The Company has treated the transfer of receivables under its domestic and international receivable programs as a sale of accounts receivable.

INVENTORIES

(In thousands)	2005	2004
Finished goods	$466,365	$271,142
Work in process	31,406	31,883
Raw materials and supplies	163,846	80,610
	$661,617	$383,635

PROPERTY, PLANT AND EQUIPMENT

(In thousands)	2005	2004
Land and improvements	$87,819	$47,080
Buildings and improvements	284,293	228,319
Machinery and equipment	1,396,068	1,054,964
Information systems equipment	174,445	125,155
Furniture, fixtures and other	49,053	24,362
Construction in progress	62,397	50,607
	2,054,075	1,530,487
Less accumulated depreciation	861,740	835,562
	$1,192,335	$694,925

GOODWILL AND INTANGIBLE ASSETS

The Company values its intangible assets in accordance with FASB Statement No. 141, “Business Combinations” and FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  Statement No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting.  It also specifies criteria that must be met for intangible assets acquired in a purchase combination to be recognized apart from goodwill.  Statement No. 142 requires that the useful lives of all existing intangible assets be reviewed and adjusted if necessary.  It also requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested for impairment at least annually.  Other intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The Company’s intangible assets (excluding goodwill) are included in other assets on the consolidated balance sheets and comprise the following:

	December 31, 2005		December 31, 2004
(In thousands)	Gross Cost	Accumulated Amortization	Gross Cost	Accumulated Amortization
Patents	$156,089	$(33,279)	$69,358	$(23,936)
Trademarks	331,633	(40,079)	82,516	(35,608)
Customer relationships	140,143	(11,309)	23,143	(5,193)
Production rights	50,000	(2,381)	—	—
Other	57,578	(27,718)	42,994	(25,480)
	$735,443	$(114,766)	$218,011	$(90,217)

As a result of the merger with Great Lakes on July 1, 2005, the Company recorded $516.6 million of intangible assets with estimated useful lives ranging from 5 to 35 years (weighted average of 26 years) consisting of the following: $81.3 million of patents with estimated useful lives ranging from 10 to 20 years (weighted average of 14 years), $251 million of trademarks with an estimated useful life of 35 years, $117 million of customer relationships with estimated useful lives ranging from 20 to 25 years (weighted average of 24 years), $50 million of production rights with an estimated useful life of 10.5 years and miscellaneous other intangibles of $17.3 million with estimated useful lives ranging from 5 to 10 years (weighted average of 9 years).

During 2005, the Company also capitalized fees associated with the registration and renewal of patents and trademarks of $7.8 million, which was offset by unfavorable foreign currency translation of $4.2 million, the contribution of intangibles of $2.1 million from the Polymer Processing Equipment segment to the Davis-Standard LLC venture and the write-off of $1.2 million of intangibles.

Amortization expense from continuing operations related to intangible assets (excluding goodwill) amounted to $28.3 million in 2005, $16.9 million in 2004 and $13.3 million in 2003.  Estimated amortization expense for the next five fiscal years is as follows: $37.8 million (2006); $37.5 million (2007); $37.0 million (2008); $35.0 million (2009); and $31.1 million (2010).

Goodwill by reportable segment is as follows:

(In thousands)	December 31, 2004	Great Lakes Merger	Davis- Standard Venture	Goodwill Reversal	Translation	December 31, 2005
Plastic Additives	$221,597	103,277	—	(3,903)	(2,777)	$318,194
Polymers	52,547	—	—	(783)	(34)	51,730
Specialty Additives	41,472	9,435	—	(676)	(769)	49,462
Crop Protection	56,149	107,188	—	—	(441)	162,896
Consumer Products	—	557,358	—	—	(835)	556,523
Polymer Processing
Equipment	36,210	—	(36,210)	—	—	—
Other	—	72,762	—	—	(108)	72,654
	$407,975	850,020	(36,210)	(5,362)	(4,964)	$1,211,459

During 2005, goodwill increased by $803.5 million due to the allocation of the purchase price from the Merger of $850 million, partially offset by a $36.2 million decrease due to the formation of the Davis-Standard LLC venture, the reversal of $5.4 million of goodwill associated with the 1999 merger with Witco Corporation and unfavorable currency translation of $5 million.  The $5.4 million adjustment to goodwill related to the reversal of certain income tax liabilities as a result of a change in management’s best estimate.

The valuations and estimates utilized to determine the purchase price allocation as of December 31, 2005 are subject to change. The December 31, 2005 purchase price allocation for a number of significant accounts, including property, plant and equipment, other intangibles, deferred taxes, pre-merger contingencies and goodwill has not been finalized because the Company has not fully completed the accumulation and review of the Great Lakes information related to these matters. However, the Company does not anticipate significant changes to the purchase price allocation as of December 31, 2005.  The Company is also in the process of evaluating the deductibility of the goodwill acquired in the Merger.

The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” as of July 31, or sooner, if events occur or circumstances change that could reduce the fair value below its carrying value.  During the third quarter of 2005, the Company completed its goodwill impairment procedures and concluded that no goodwill impairment existed as of July 31, 2005.  The Company will update its review as of July 31, 2006, or sooner, if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value.

LEASES

At December 31, 2005, minimum rental commitments, primarily for buildings, land and equipment, under non-cancelable operating leases, net of sublease income, amounted to $26.9 million (2006), $20.8 million (2007), $16.4 million (2008), $12.4 million (2009), $9.2 million (2010), $51.8 million (2011 and thereafter) and $137.5 million in the aggregate. Included in the minimum rental commitments is sublease income amounting to $5.4 million (2006), $5.2 million (2007), $5.5 million (2008), $5.6 million (2009), $5.6 million (2010) and $21.3 million (2011 and thereafter).  Rental expenses under operating leases were $26.2 million (2005) $18.7 million (2004) and $22.8 million (2003), net of sublease income of $6.4 million (2005), $7.6 million (2004) and $5.1 million (2003).

Future minimum lease payments under capital leases at December 31, 2005 were not significant.

Real estate taxes, insurance and maintenance expenses generally are obligations of the Company, and accordingly, are not included as part of rental payments.  It is expected that in the normal course of business, leases that expire will be renewed or replaced by similar leases.

INDEBTEDNESS AND REFINANCING

The Company’s long-term debt instruments are recorded at face value, net of unamortized discounts or premiums.  Such discounts or premiums will be amortized to interest expense over the life of the related debt instruments.  The Company’s long-term debt is summarized as follows:

Long-Term Debt

(In thousands)	2005	2004

7% Notes due 2009, net of unamortized premium of $26,923, with an effective interest rate of 5.28% in 2005	$426,923	$—
Revolving credit facility	404,000	—
Senior Floating Rate Notes due 2010	164,750	225,000
9.875% Senior Notes due 2012, net of unamortized discount of $878 in 2005 and $2,384 in 2004, with an effective interest rate of 9.96%	158,060	372,616
6.875% Debentures due 2026, net of unamortized discount of $21,160 in 2005 and $22,210 in 2004, with an effective interest rate of 7.58%	128,840	127,790
7.75% Debentures due 2023, net of unamortized discount of $1,333 in 2004, with an effective interest rate of 7.82%	—	108,667
6.125% Notes due 2006, net of unamortized discount of $172 in 2004, with an effective interest rate of 7.72%	—	9,822
Other	27,030	18,356
	$1,309,603	$862,251

On December 29, 2005, the Company completed a tender offer to repurchase $216 million of its outstanding $375 million aggregate principal amount of 9.875% Senior Notes due 2012 and $60.3 million of its outstanding $225 million aggregate principal amount of Senior Floating Rate Notes due 2010 (collectively the “Senior Notes”).  The purchase price to tender $216 million of the 9.875% Senior Notes was $1,142.59 per $1,000 principal amount and the purchase price to tender $60.3 million of the Senior Floating Rate Notes was $1,107.94 per $1,000 principal amount.  Both of the foregoing purchase prices include an early tender payment of $20 per $1,000 principal amount of Senior Notes tendered.  As a result of the tendering of the Senior Notes, the Company recorded a loss on early extinguishment of debt of $47.4 million during the fourth quarter of 2005.  The loss includes the premiums to repurchase the Senior Notes of $37.3 million, the write-off of the unamortized discount and deferred costs related to the Senior Notes of $8.3 million and fees related to the tendering of the Senior Notes of $1.8 million.  In addition, the Company paid $11.2 million of accrued and unpaid interest on validly tendered Senior Notes.

On September 6, 2005, the Company retired its outstanding $110 million aggregate principal amount of 7.75% bonds due in 2023.  As a result of the retirement of the $110 million 7.75% bonds, the Company recorded a loss on early extinguishment of debt of $5.3 million.  The loss included premiums to redeem bonds of $3.3 million, the write-off of debt issuance costs of $0.7 million and the write-off of unamortized discount of $1.3 million.

On July 1, 2005, in connection with the Merger, the Company assumed the debt of Great Lakes with an estimated fair value of $484 million.  This included the outstanding balance of $21 million on the Great Lakes revolving credit agreement and $400 million of 7% notes due July 15, 2009 with an estimated fair value of $430.4 million on July 1, 2005.  As a result of the Merger, the Company was required to repay the outstanding balance on the former Great Lakes revolving credit agreement of $21 million and $9 million of Great Lakes Industrial Development Bonds.  On September 30, 2005, the Company reissued $9 million of Industrial Development Bonds and supplied security on the bonds in the form of a letter of credit.

On June 24, 2005, as a result of the sale of the Refined Products business, the Company was required to redeem the $10 million 5.85% Pollution Control Revenue Refunding Bonds due December 2023.

On August 16, 2004, the Company issued $600 million aggregate principal amount of privately offered Senior Notes.  The Senior Notes were a combination of $375 million aggregate principal amount of 9.875% Senior Notes due 2012 (with a yield to maturity of 9.96%), and $225 million aggregate principal amount of Libor plus 5.75% Senior Floating Rate Notes due 2010 (with the interest rate resetting quarterly).  The Company used a portion of the proceeds from the issuance of the Senior Notes to retire all of its outstanding $350 million aggregate principal amount of 8.5% Senior Notes due 2005 and $140 million of its $150 million aggregate principal amount of 6.125% Senior Notes due 2006 (collectively the “Notes”).  The purchase price to tender $261.3 million of the 8.5% Senior Notes was $1,025.88 per $1,000 principal amount, the purchase price to call the remaining $88.7 million of the 8.5% Senior Notes was $1,032.07 per $1,000 principal amount, and the purchase price to tender $140 million of the 6.125% Senior Notes was $1,038.35 per $1,000 principal amount. The Company also paid a consent payment of $10.00 per $1,000 principal amount of each series of Notes to certain tendering holders of the Notes, which amounted to $4 million.  As a result of the tendering of the Notes, the Company recorded a loss on early extinguishment of debt of $20.1 million during the third quarter of 2004.  The loss primarily includes the premiums paid to repurchase the Notes of $15.1 million, the consent payments of $4 million and the write-off of the unamortized discount and deferred costs related to the Notes of $1 million.  In addition, the Company paid $14 million of accrued and unpaid interest on validly tendered Notes and approximately $23.1 million of issuance costs related to the New Senior Notes and new credit facility.

In August of 2003, the Company repurchased $250 million of its 8.5% notes. As a result of the repurchase of the 8.5% notes, the Company recorded a loss on early extinguishment of debt of $24.7 million.  Included in this loss is a premium of $23.8 million and a write-off of $0.9 million related to the unamortized discount and debt issuance costs related to the repurchased notes.

Credit Facilities

At June 30, 2005, the Company had a $220 million five-year domestic credit facility available through August 2009, which consisted of a $120 million revolving credit facility and a $100 million pre-funded letter of credit facility.  On July 1, 2005, concurrent with the consummation of the Merger, the Company replaced its existing $220 million domestic credit facility with a $600 million five-year credit facility available through July 2010, which includes a $300 million letter of credit facility.  As a result, the Company recorded a loss on early extinguishment of debt of $2.4 million to write off unamortized fees relating to the $220 million five-year credit facility.

On December 12, 2005, the Company exercised its option to expand its borrowing under its $600 million credit facility by $125 million, thereby increasing the availability under this facility to $725 million.  There was no cost associated with exercising of this option.  The facility allows the Company to increase capacity to $750 million.  The Company is currently evaluating its current bank group to add the additional $25 million of liquidity.  Borrowings under the new credit facility bear interest at the EURIBO Rate (as defined in the credit agreement governing the new credit facility) plus a margin ranging from 0% to 1.6%.  A facility fee is payable on unused commitments at a rate ranging from 0.125% to 0.4%.  The new credit facility is guaranteed by certain domestic subsidiaries of the Company (the “Subsidiary Guarantors”).  Although it is currently unsecured, during any time in which the Company’s non-credit enhanced long-term senior unsecured debt (“Public Debt Rating”) is rated BB or lower by Standard & Poor’s (“S&P”) or Ba2 or lower by Moody’s Investors Service, Inc. (“Moody’s”), the Company and the Subsidiary Guarantors are required to pledge all owned stock and other equity interests (limited to 66% of the voting stock of first-tier foreign subsidiaries).  At December 31, 2005, borrowings under the new credit facility amounted to $404 million with a weighted-average interest rate of 6.1%.  At December 31, 2004, there were no borrowings under the Company’s prior revolving credit facility.

The Company also has arrangements with various banks for lines of credit for its international subsidiaries aggregating $48.9 million in 2005 and $18.4 million in 2004, of which $46.9 million (at 4.3%) and $3.9 million (at 4.8%) were outstanding at December 31, 2005 and 2004, respectively.  In support of its seasonal working capital needs, the Company arranged uncommitted lines of credit with major financial institutions totaling $50 million as of March 1, 2006.  These lines of credit expire on September 1, 2006.

Debt Covenants

The Company’s various debt agreements contain covenants that limit its ability to enter into certain transactions, such as incurring additional indebtedness, increasing the Company’s dividends, and entering into acquisitions, dispositions and joint ventures.  The Company is required to report compliance with certain financial covenants to its lenders on a quarterly basis.  Under these covenants, the Company is required to maintain a leverage ratio (adjusted total debt to adjusted earnings before interest, taxes, depreciation and amortization (“Bank EBITDA”), with adjustments to both debt and earnings being made in accordance with the terms of the credit facility agreement) and an interest coverage ratio (Bank EBITDA to interest expense as defined in the domestic credit facility agreement).  Certain of the covenants under the new credit facility become less restrictive or cease to be effective upon the Company receiving a Public Debt Rating of at least BBB- by S&P and Baa3 by Moody’s and such rating shall not be accompanied by, in the case of S&P, a negative outlook, creditwatch negative or the equivalent thereof or in the case of Moody’s, a review for possible downgrade or the equivalent thereof.  In December 2005, the Company amended the definitions of adjusted total debt and Bank EBITDA as defined in its credit facility agreement, and amended its required interest coverage ratio for the period ending March 31, 2006.  The Company was in compliance with the covenants of its various debt agreements at December 31, 2005.

Maturities

At December 31, 2005, the scheduled maturities of long-term debt during the next five fiscal years are: 2006 - $0; 2007 - $3.8 million; 2008 - $3.4 million; 2009 - $402.9 million; and 2010 - $569.6 million.

INCOME TAXES

The components of earnings (loss) from continuing operations before income taxes and cumulative effect of accounting change, and the income tax provision (benefit) are as follows:

(In thousands)	2005	2004	2003
Pre-tax Earnings (Loss) from Continuing Operations:
Domestic	$(232,447)	$(197,962)	$(245,823)
Foreign	112,795	106,215	92,901
	$(119,652)	$(91,747)	$(152,922)

Income Tax Provision (Benefit):
Domestic
Current	$25,033	$(35,332)	$2,524
Deferred	(1,402)	(36,514)	(74,250)
	23,631	(71,846)	(71,726)
Foreign
Current	40,648	32,782	46,323
Deferred	919	(10,724)	(9,885)
	41,567	22,058	36,438
Total
Current	65,681	(2,550)	48,847
Deferred	(483)	(47,238)	(84,135)
	$65,198	$(49,788)	$(35,288)

The provision (benefit) for income taxes from continuing operations differs from the Federal statutory rate for the following reasons:

(In thousands)	2005	2004	2003
Income tax benefit at statutory rate	$(41,878)	$(32,112)	$(53,524)
Antitrust fines	—	—	15,816
Antitrust legal settlements	4,831	22,893	—
Foreign income tax rate differential	2,833	(6,984)	5,637
State income taxes, net of federal benefit	(3,441)	(8,028)	(7,277)
Tax audit settlements	—	(37,498)	—
Impact of valuation allowance	28,229	8,818	(1,714)
Exclusions and foreign income subject to U.S. taxation	52,828	8,232	2,696
In-process research and development write-off	25,655	—	—
Non-deductible items	4,709	606	4,811
Adjustments to accruals and return adjustments	(4,922)	(2,501)	—
Other, net	(3,646)	(3,214)	(1,733)
Actual income tax expense (benefit)	$65,198	$(49,788)	$(35,288)

Provisions have been made for deferred taxes based on differences between the financial statement and the tax basis of assets and liabilities using currently enacted tax rates and regulations. The components of the net deferred tax assets and liabilities from continuing operations are as follows:

(In thousands)	2005	2004
Deferred tax assets:
Pension and other post-retirement liabilities	$169,523	$161,735
Net operating loss and tax credit carryforwards	345,695	193,747
Accruals for environmental remediation	49,068	41,666
Other accruals	57,752	63,395
Inventories and other	34,288	21,720
Intangibles	—	7,015
Deferred tax liabilities:
Intangibles	(159,732)	—
Property, plant and equipment	(146,438)	(79,191)
Earn-out receivable	(9,804)	(22,819)
Foreign basis differential	(35,167)	(35,698)
Financial instruments	(1,024)	(9,332)
Other	(18,956)	(9,857)
Net deferred tax asset before valuation allowance	285,205	332,381
Valuation allowance	(105,685)	(34,598)
Net deferred tax asset after valuation allowance	$179,520	$297,783

Net current and non-current deferred taxes from each tax jurisdiction are included in the following accounts:

(In thousands)	2005	2004
Net current deferred taxes
Other current assets	$61,893	$59,707
Other current liabilities	(6,469)	—
Net non-current deferred taxes
Other assets	156,082	238,076
Other liabilities	(31,986)	—

At December 31, 2005, the Company had total federal, state, and foreign net operating losses (“NOL”) carryforwards of $510.8 million, $1,130.5 million, and $434.6 million, respectively.  The tax benefits of these NOL’s have been offset by state and foreign valuation allowances of $46.0 million and $21.7 million, respectively.  Approximately $15.0 million and $16.9 million of certain state and foreign NOL tax benefits would be a reduction to goodwill if subsequently utilized.  The Company also has federal and state tax credits of $25.3 million and $0.9 million, respectively, partially offset by valuation allowances of $22.2 million, and $0.7 million, respectively.  Approximately $14.4 million of certain federal and foreign tax credit benefits would be a reduction to goodwill if subsequently realized.

The increase in the valuation allowance of $71.1 million during 2005 was primarily due to purchase accounting adjustments of $41.9 million, increases to domestic and foreign valuation allowances allocated to continuing operations of $25.6 million and $2.6 million, respectively, and increases to domestic valuation allowances allocated to discontinued operations of $1.0 million.

At December 31, 2004, the Company had total federal, state, and foreign NOL carryforwards of $318.4 million, $535.6 million, and $31.6 million, respectively.  The tax benefits of these NOL’s have been offset by state and foreign valuation allowances of $20.6 million and $7.1 million, respectively.  Approximately $5.1 million of certain foreign NOL tax benefits would be a reduction to goodwill if subsequently utilized.  The Company also has federal, state, and foreign credits of $8.1 million, $3.9 million, and $3.7 million, respectively, offset by federal and state valuation allowances of $0.2 million and $1.2 million respectively.

A valuation allowance has been provided for deferred tax assets where it is more likely than not these assets will expire before the Company is able to realize their benefit.  Valuation allowances have been provided for state income taxes, foreign NOLs, federal income tax credits, charitable contribution carryforwards and other items that may expire before realization.  While realization is not assured, management believes that it is more likely than not that the deferred tax assets, net of valuation allowance, will be realized.  State and foreign NOLs and credits begin to expire 2006-2025, federal credits expire 2007-2025, and federal NOLs expire 2022-2025.

Although the Company is subject to NOL utilization limitations under Internal Revenue Code Section 382, such limitation did not result in the recording of any valuation allowance related to federal NOL carryovers as of December 31, 2005.

In January of 2006, the Internal Revenue Service completed an examination of the Company’s corporate income tax return for tax years 2002 and 2003.  The Company has adequate reserves to cover the examination results and does not expect to recognize any significant benefits in subsequent periods.

The Company’s corporate income tax returns are routinely audited by federal, state, local, and foreign governments.  A federal examination for Great Lakes Chemical Corporation is currently in process for tax years 2003 and 2004, as well as other numerous state and foreign examinations for various subsidiaries of the Company for various tax years.  Management believes that an adequate provision has been made for any potential adjustments that might arise from these examinations.

During the fourth quarter of 2004, the Company settled the examination of its federal income tax returns for the tax years 1998 through 2001 with the Internal Revenue Service.  The Company recorded a $37.5 million tax benefit, primarily associated with that favorable settlement.

On October 22, 2004, Congress enacted the American Jobs Creation Act of 2004 (the “Act”) which allowed the Company to exclude 85% of certain qualifying foreign dividends repatriated to the United States during 2004 and 2005.  The maximum amount of foreign earnings that the Company could repatriate under the Act was $732 million.  During the third and fourth quarters, the Company repatriated a total of $458.9 million of foreign earnings, of which $364.9 million were qualified dividends under the Act.  The Company recorded additional income tax expense of $19.3 million and $33.8 million attributable to the amounts repatriated during the third and fourth quarters of 2005, respectively.

The Company considers all of the earnings of its foreign subsidiaries to be permanently reinvested in their operations.  As such, no additional US tax cost has been provided on approximately $987 million of earnings at December 31, 2005.  Estimating the tax liability that would arise if these earnings were repatriated is not practicable at this time.

In addition, the Company has not recognized a deferred tax liability for the difference between the book basis and the tax basis of the investments in the common stock of its foreign subsidiaries.  Such differences relate primarily to the unremitted earnings of both Witco’s and Great Lakes’ foreign subsidiaries prior to their mergers with the Company.  The basis difference in subsidiaries of Witco, acquired on September 1, 1999, is approximately $235 million and the basis difference in subsidiaries of Great Lakes, acquired on July 1, 2005, is approximately $823 million.  The Company does not expect these basis differences to be subject to tax in the United States as it is the Company’s present intention to permanently reinvest such foreign earnings.

EARNINGS (LOSS) PER COMMON SHARE

The computation of basic earnings (loss) per common share is based on the weighted-average number of common shares outstanding.  Diluted earnings (loss) per share is based on the weighted-average number of common and common share equivalents outstanding.  The computation of diluted earnings (loss) per share equals the basic calculation since common stock equivalents were antidilutive due to losses from continuing operations in each year presented.  Common stock equivalents (in thousands) amounted to 3,448 in 2005, 442 in 2004 and 148 in 2003.  Company’s stock options (in thousands) of 7,018 in 2005, 3,258 in 2004 and 11,656 in 2003, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore the inclusion would have been antidilutive.  These options could be dilutive if the average share price increases and is greater than the exercise price of these options.  Company performance-based restricted shares (in thousands) of 157 in 2005, 0 in 2004 and 381 in 2003 were also excluded from the calculation of diluted earnings per share, because the specified performance criteria for the vesting of these shares has not yet been met.  These restricted shares could be dilutive in the future if the specified performance criteria are met.

CAPITAL STOCK

The Company is authorized to issue 500 million shares of $.01 par value common stock.  There were 251,480,684 and 119,152,254 shares issued at December 31, 2005 and 2004, respectively, of which 11,490,491 and 3,498,043 shares were held as treasury stock at December 31 2005 and 2004, respectively.

The Company is authorized to issue 250,000 shares of preferred stock without par value, none of which are outstanding.  On September 3, 1999, the Company declared a dividend distribution of one Preferred Share Purchase Right (Rights) on each outstanding share of common stock.  These Rights entitle stockholders to purchase one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $100.  The Rights are only exercisable if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer which, if successful, would result in ownership of 15% or more of the Company’s common stock.

On July 1, 2005, in connection with the Merger, the Company issued 127,624,964 common shares and acquired 11,490,491 shares of the Company’s stock owned by a former Great Lakes subsidiary, which are accounted for by the Company as treasury shares.

COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss are as follows:

(In thousands)	2005	2004
Foreign currency translation adjustment	$(666)	$124,351
Minimum pension liability adjustment (net of tax)	(145,803)	(149,024)
Change in fair value of derivatives (net of tax)	5,464	2,769
Other	(47)	(468)
Accumulated other comprehensive loss	$(141,052)	$(22,372)

The Company reclassified $1.8 million and $0.4 million from other comprehensive loss to earnings related to its natural gas price swap contracts during 2005 and 2004, respectively.  In addition, during the fourth quarter of 2005, the Company reclassified $28 million from comprehensive loss to gain on sale of discontinued operations due to the elimination of the cumulative currency translation adjustment resulting from the liquidation of a foreign subsidiary engaged in the Refined Products business.  Reclassification adjustments during 2003 aggregated $4.9 million, of which $3.8 million related to amortization from other comprehensive loss to earnings in connection with the Company’s equity option contracts, which expired in May 2003.  This amount has been disclosed in the Derivative Instruments and Hedging Activities footnote.  The remaining $1.1 million reclassified from other comprehensive loss to earnings in 2003 related to the Company’s interest rate swap contracts accounted for as cash flow hedges.  These swap contracts expired in July 2003 concurrent with the maturity of the underlying debt.

STOCK INCENTIVE PLANS

The 1988 Long-Term Incentive Plan (1988 Plan), as amended, authorized the Board of Directors (Board) to grant stock options, stock appreciation rights, restricted stock and long-term performance awards covering up to 10 million shares to the officers and other key employees of the former Crompton & Knowles Corporation over a period of ten years through October 1998.  Non-qualified and incentive stock options were granted under the 1988 plan at prices not less than 100% of the fair market value of the underlying common shares on the date of the grant.  All outstanding options will expire not more than ten years and one month from the date of grant.

The 1993 Stock Option Plan for Non-Employee Directors, as amended in 1996, authorized 200,000 options to be granted to non-employee directors.  The options vest over a two-year period and are exercisable over a ten-year period from the date of grant, at a price equal to the fair market value of the underlying common shares on the date of grant.

The 1998 Long-Term Incentive Plan (1998 Plan) was approved by the Company’s shareholders in 1999.  This plan authorizes the Board to grant stock options, stock appreciation rights, restricted stock and long-term performance awards to eligible employees and non-qualified stock options to non-employee directors over a ten-year period.  During 2005, 2004 and 2003, non-qualified and incentive stock options were granted under the 1998 Plan at prices not less than 100% of the fair market value of the underlying common shares on the date of grant.  All outstanding options will expire not more than ten years and one month from the date of grant.  The 1998 Plan authorizes the Company to grant shares and options for shares of common stock equal to the sum of (i) the shares available for award under the 1988 Plan and the 1993 Stock Option Plan For Non-Employee Directors as of October 18, 1998 and (ii) the shares awarded under prior plans of C&K which were forfeited, expired, lapsed, not earned or tendered to pay the exercise price of options or withholding taxes.  In 1999, the number of common shares reserved for issuance under the 1998 plan was increased by 2.8 million shares and, pursuant to the merger with Witco, increased by an additional 5 million shares.  Under the terms of the merger with Witco, the shareholders also approved the conversion of all outstanding Witco options into options to purchase the Company’s common stock.  These 4.7 million converted options expired 30 days after the merger with Witco and became available for grant under the 1998 Plan.

In October 2001, the Board of Directors approved the 2001 Employee Stock Option Plan (2001 Plan).  The 2001 Plan authorizes the Board to grant up to 1 million non-qualified stock options to key non-officer employees.  Options under the 2001 plan will be granted at prices not less than 100% of the fair market value of the underlying common shares on the date of grant and will expire not more than 10 years and one month from the date of grant. During 2005, 2004 and 2003, non-qualified stock options were granted under the 2001 Plan at prices not less than 100% of the fair market value of the underlying common shares on the date of grant.

In accordance with the terms of the merger agreement, all unvested Great Lakes options as of the merger date were immediately vested and all of the outstanding options were converted into options to purchase the Company’s common stock.

In January 2002, the Company granted long-term incentive awards under the 1998 Plan for a maximum of 1,052,000 shares to be earned at the end of 2004 if certain financial criteria were met for 2002 through 2004.  In accordance with the terms of the January 2002 grant, during 2003 the maximum number of shares to be earned under this award was reduced to 381,000.

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

In November 2004, the Board of Directors granted long-term incentive awards in the amount of 280,800 shares of restricted stock.  Of this grant, 171,800 will vest three and a half years from the date of grant, 54,500 shares will vest four years from the grant date and 54,500 shares will vest five years from the grant date.  Also, in November 2004, the Board of Directors approved the grant of options covering 868,700 shares at the fair market value of the underlying common stock at the date of grant.  These options will vest ratably over a three-year period.

In February 2005, the Board of Directors granted long-term incentive awards in the amount of 162,500 shares of restricted stock, which will vest three and a half years from the date of grant.  Also in February 2005, the Board of Directors approved a grant of long-term incentive awards of restricted stock, which will vest based on the achievement of specified stock price appreciation milestones over a three-year period commencing December 31, 2004.  This grant was for 262,400 shares of restricted stock with a maximum of 524,800 shares of restricted stock to be awarded if the maximum level of specified stock appreciation is attained.  Awards vesting will be issued in 2007 and 2008.  In February 2005, the Board of Directors also approved the grant of options covering 1,272,000 shares at the fair market value of the underlying common stock at the date of grant.  These options will vest ratably over a three-year period.

The weighted average fair value per share of restricted stock grants was $12.95 and $8.77 in 2005 and 2004, respectively. A total of 494,937 shares of restricted stock were granted in 2005 and a total of 935,800 shares of restricted stock were granted in 2004. No restricted stock grants were made in 2003. As of December 31, 2005, there were 1,164,586 shares of restricted stock that were granted and remain subject to vesting.

In January 2006, the Board of Directors granted merger integration awards consisting of long-term incentive awards in the amount of 70,600 shares of restricted stock and options covering 211,800 shares. The restricted stock will vest ratably on the first and second anniversary of the grants. The stock options will vest ratably over a three-year period.   In March 2006, the Board of Directors approved a grant of long-term incentive awards of restricted stock, which will vest based on the achievement of specified stock price appreciation milestones over a three-year period commencing December 31, 2005.  This grant was for 581,800 shares of restricted stock with a maximum of 1,163,600 shares of restricted stock to be awarded if the maximum level of specified stock appreciation is attained.  Awards vesting will be issued in 2008 and 2009.  In March 2006, the Board of Directors also approved the grant of options covering 1,965,500 shares at the fair market value of the underlying common stock at the date of grant, including options covering 220,000 shares related to merger integration.  These options will vest ratably over a three-year period.

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

The following table summarizes the effect on net earnings (loss) and earnings (loss) per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to all stock-based employee compensation awards, the estimated fair value of options granted using the Black-Scholes model and the assumptions utilized in the model:

(In thousands)	2005	2004	2003
Net earnings (loss), as reported	$(186,640)	$(34,590)	$18,954
Pro forma net earnings (loss)	$(191,448)	$(37,669)	$14,825
Earnings (loss) per share:
Basic and diluted - as reported	$(1.05)	$(0.30)	$0.17
Basic and diluted - pro forma	$(1.07)	$(0.33)	$0.13
Average fair value of options granted	$6.32	$5.03	$2.67

Assumptions:
Dividend yield	1.2%	2.0%	2.6%
Expected volatility	49%	55%	49%
Risk-free interest rate	4.1%	4.1%	4.0%
Expected life (in years)	7	8	8

Effective January 1, 2006, the Company adopted Statement No. 123 (revised 2004) using the modified prospective method. Under the modified prospective method, the compensation cost for all new awards and awards modified, repurchased or cancelled after the date of adoption of this Statement, as well as the unrecognized compensation cost of unvested awards as of the date of adoption, will be recognized in earnings based on the grant-date fair value of those awards.

Changes during 2005, 2004 and 2003 in shares under option are summarized as follows:

	Price Per Share
	Range	Average	Shares
Outstanding at 12/31/02	$5.22-26.41	10.79	13,139,403
Granted	5.85-6.38	6.16	2,168,458
Exercised	5.22	5.22	(8,525)
Lapsed	5.22-26.41	10.77	(1,511,244)
Outstanding at 12/31/03	5.85-26.41	10.07	13,788,092
Granted	7.64-11.24	9.91	1,375,571
Exercised	5.85-8.34	7.53	(867,007)
Lapsed	5.85-26.41	12.21	(1,064,758)
Outstanding at 12/31/04	5.85-26.41	10.05	13,231,898
Granted	12.92-17.80	12.95	1,279,500
Converted	9.29-29.94	14.41	8,130,159
Exercised	5.85-16.69	10.74	(7,050,765)
Lapsed	5.85-29.94	14.00	(260,836)
Outstanding at 12/31/05	$5.85-29.94	$12.22	15,329,956

Exercisable at 12/31/03	$7.25-26.41	$11.04	10,847,565
Exercisable at 12/31/04	$5.85-26.41	$10.31	11,143,051
Exercisable at 12/31/05	$5.85-29.94	$12.35	13,144,213

Shares available for grant at year-end 2005 and 2004 were 4,571,837 and 6,047,272, respectively.

The following table summarizes information concerning currently outstanding and exercisable options:

Range of Exercise Prices	Number Outstanding at End of 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at End of 2005	Weighted Average Exercise Price
$5.85-7.25	2,088,213	5.3	$6.54	1,930,881	$6.58
$7.64-8.34	4,547,761	4.0	$8.13	4,297,761	$8.14
$9.29-11.58	1,704,119	7.6	$10.88	1,162,361	$10.71
$11.91-14.91	3,246,381	5.0	$13.82	2,017,228	$14.37
$15.12-19.91	2,926,957	1.7	$17.96	2,919,457	$17.96
$21.74-29.94	816,525	1.8	$25.36	816,525	$25.36
	15,329,956	4.2	$12.22	13,144,213	$12.35

The Company has an Employee Stock Ownership Plan that is offered to eligible employees of the Company and certain of its subsidiaries.  The Company makes contributions equivalent to a stated percentage of employee contributions.  The Company’s contributions were $1.7 million in 2005, $2.6 million in 2004 and $2.5 million in 2003.

The Company has an Employee Stock Purchase Plan.  This plan permits eligible employees to annually elect to have up to 10% of their compensation withheld for the purchase of shares of the Company’s common stock at 85% of the average of the high and low sale prices on the date of purchase, up to a maximum of $25,000.  As of December 31, 2005, 1,374,926 shares of common stock are available for future issuance under this plan.

PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company has several defined benefit and defined contribution pension plans covering substantially all of its domestic employees and certain international employees.  Benefits under the defined benefit plans are primarily based on the employees’ years of service and compensation during employment.  During 2005, the Company informed its employees that it would be freezing its remaining domestic defined benefit plans for non-bargained employees as of January 1, 2006. All active non-bargained employees would subsequently earn benefits under defined contribution plans for all service incurred on or after January 1, 2006.

The Company’s funding policy for the defined benefit plans is based on contributions at the minimum annual amounts required by law plus such amounts as the Company may deem appropriate.  Contributions for the defined contribution plans are determined as a percentage of the covered employee’s salary.  Plan assets consist of publicly traded securities and investments in commingled funds administered by independent investment advisors.

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

The Company also provides health and life insurance benefits for certain retired and active employees, their beneficiaries, and covered dependents for substantially all of its domestic employees and certain international employees.  These plans are generally not pre-funded and are paid by the Company as incurred, except for certain inactive government-related plans.

In 2005, the Company changed the measurement date for its defined benefit pension plans and other post-retirement benefit plans from December 31 to November 30.  The Company believes the change is preferable because it provides management additional time to review and reflect the actuarial information in the Company’s consolidated financial statements under the Securities and Exchange Commission’s accelerated filing deadlines.  As a result, year-end values for 2005 included in this document are presented as of November 30, 2005.  The effect of the change in measurement date on the retirement and post-retirement benefit plan expense or accrued/prepaid benefit cost was not material to the consolidated financial statements.

Benefit Obligations

	Defined Benefit Plans
	Qualified			International and				Post-Retirement
	Domestic Plans			Non-Qualified Plans				Health Care Plans
(In thousands)	2005		2004	2005		2004		2005	2004
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$685,476		$672,780	$308,332		$276,404		$228,081	$233,510
Adjustment for measurement date change	(5,097)		—	(2,367)		—		(1,141)	—
Service cost	8,157		5,279	6,534		7,261		1,222	1,180
Interest cost	43,997		39,160	16,821		14,996		12,453	12,627
Plan participants’ contributions	—		—	1,238		931		2,259	963
Plan amendments	—		—	(4,907)		—		(53,648)	—
Actuarial (gains) losses	(2,697)		19,011	12,547		15,555		23,281	2,475
Foreign currency exchange rate changes	—		—	(34,106)		19,553		224	799
Acquisitions	203,186		—	193,097		—		—	—
Benefits paid	(47,558)		(48,033)	(11,560	)(a)	(28,109	)(b)	(23,877)	(24,181)
Reclassification of liabilities	—		—	(3,014)		—		(4,441)	—
Curtailments	—		(2,721)	(13,048	)(c)	1,438		—	708
Curtailment of plan freeze	(34,952	)(d)	—	—		—		—	—
Settlements	—		—	(60,371	)(e)	—		—	—
Special termination benefits	—		—	584		303		—	—
Projected benefit obligation at end of year	$850,512		$685,476	$409,780		$308,332		$184,413	$228,081

Accumulated benefit obligation at end of year	$848,013		$675,127	$380,964		$290,596		$184,413	$228,081

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	Domestic Plans		Non-Qualified Plans		Health Care Plans
(In thousands)	2005	2004	2005	2004	2005	2004
Weighted-average year-end assumptions used to determine benefit obligations:
Discount rate	5.75%	5.75%	4.92%	4.97%	5.68%	5.75%
Rate of compensation increase	4.00%	4.00%	3.35%	2.81%	—	—
Rate of increase in the per capita cost of covered health care benefits	—	—	—	—	9.43%	10.87%

(a) – Benefits paid for 2005 for the Non-Qualified Plans include lump sum payments of $9.8 million, which were paid under the supplemental executive retirement programs.

(b) – Benefits paid for 2004 for the Non-Qualified Plans include lump sum payments of $17.4 million, which were paid under the supplemental executive retirement programs for certain executives electing to retire as a result of the management reorganization.  For more information, refer to the net periodic cost section of this footnote.

(c) – A curtailment for the International plans was incurred primarily due to the elimination of certain retirement benefits for active employees as a result of the sale of the Company’s Refined Products business in The Netherlands.

(d) - Represents a reduction in the Qualified Domestic projected benefit obligation as a result of the decision to freeze the domestic defined benefit plans for non-bargained employees as of January 1, 2006.

(e) – Settlements of the Non-Qualified and International plans include $9.7 million relating to the lump sum payments that were made under the supplemental executive retirement programs and $50.6 million resulting from the sale of the Refined Products business in The Netherlands.

A 9.43% weighted-average rate of increase in the per capita cost of covered health care benefits was assumed for the accumulated post-retirement benefit obligation as of December 31, 2005.  The rate was assumed to decrease gradually to 5.25% over the next 6 years and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on the post-retirement benefit obligation reported for the health care plans.  A one-percentage-point increase in assumed health care cost trend rates would increase the accumulated post-retirement benefit obligation by $5.6 million for health care benefits as of December 31, 2005.  A one-percentage-point decrease in assumed health care cost trend rates would decrease the accumulated post-retirement benefit obligation by $4.3 million for health care benefits as of December 31, 2005.

Plan Assets

	Defined Benefit Plans
	Qualified		International and			Post-Retirement
	Domestic Plans		Non-Qualified Plans			Health Care Plans
(In thousands)	2005	2004	2005		2004	2005	2004
Change in plan assets:
Fair value of plan assets at beginning of year	$536,732	$517,748	$113,440		$94,613	$30,238	$30,649
Adjustment for measurement date change	(5,139)	—	(1,211)		—	(198)	—
Actual return on plan assets	46,125	63,698	24,088		8,321	1,544	2,402
Foreign currency exchange rate changes	—	—	(14,568)		8,343	—	—
Employer contributions	31,531	3,319	21,280		29,341	18,985	20,405
Plan participants’ contributions	—	—	1,238		931	2,259	963
Acquisitions	148,859	—	143,455		—	—	—
Benefits paid	(47,558)	(48,033)	(11,560)		(28,109)	(23,877)	(24,181)
Settlements	—	—	(60,371	)(a)	—	—	—
Fair value of plan assets at end of year	$710,550	$536,732	$215,791		$113,440	$28,951	$30,238

(a) - Settlements of the Non-Qualified and International plans include $9.7 million relating to the lump sum payments that were made under the supplemental executive retirement programs and $50.6 million resulting from the sale of the Refined Products business in The Netherlands.

The asset allocation for the Company’s pension plans at the end of 2005 and 2004 and the target allocation for 2006 by asset category are as follows:

	Target Allocation - 2006		Percentage of Plan Assets at November 30,
	Qualified	International			International and Non-
	Domestic	and Non-	Qualified Domestic Plans		Qualified Plans
	Plans	Qualified Plans	2005	2004	2005	2004
Asset Category:
Equity securities	65%	67%	67%	64%	68%	45%
Fixed income securities	35%	25%	33%	36%	24%	54%
Other	—	8%	—	—	8%	1%
Total	100%	100%	100%	100%	100%	100%

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

The asset allocation for the post-retirement health care plans as of November 30, 2005 and 2004 and target allocation for 2006 by asset category are as follows:

	Target	Percentage of Plan Assets at
	Allocation	November 30,
	2006	2005	2004
Asset Category:
Equity securities	55%	55%	56%
Fixed income securities	45%	45%	44%
Total	100%	100%	100%

The Company’s post-retirement health care plan assets relating to certain inactive government plans are managed by outside investment managers.  The Company reviews these assets at least quarterly to ensure they are within the range of parameters as set forth by the Company.   The Company’s investment strategy with respect to post-retirement health care assets is to achieve the expected rate of return with an acceptable or appropriate level of risk.  The Company’s investment strategy is designed to promote diversification to moderate volatility and attempt to balance the expected return with risk levels.

Funded Status

The funded status of the plans reconciled to the amount reported on the consolidated financial statements is as follows:

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	Domestic Plans		Non-Qualified Plans		Health Care Plans
(In thousands)	2005	2004	2005	2004	2005	2004
Funded status at the end of year:
Funded status	$(139,962)	$(148,744)	$(193,989)	$(194,892)	$(155,462)	$(197,843)
Unrecognized transition (asset) obligation	—	(35)	721	816	—	—
Unrecognized actuarial loss	163,316	206,040	54,227	73,121	35,818	13,447
Unrecognized prior service costs	—	211	1,646	(777)	(52,442)	1,498
Employer contributions after measurement date	—	—	1,629	—	1,805	—
Net amount recognized	$23,354	$57,472	$(135,766)	$(121,732)	$(170,281)	$(182,898)

Amounts recognized in the consolidated
balance sheets at the end of year consist of:
Prepaid benefit costs	$86,775	$60,742	$3,449	$5,130	$1,951	$377
Accrued benefit liabilities	(261,039)	(199,569)	(185,268)	(183,915)	(172,232)	(183,275)
Intangible assets	—	212	2,628	1,784	—	—
Accumulated other comprehensive loss	197,618	196,087	43,425	55,269	—	—
Net amount recognized	$23,354	$57,472	$(135,766)	$(121,732)	$(170,281)	$(182,898)

The Company’s prepaid benefit costs and intangible assets are included in other assets in the consolidated balance sheets.

For pension plans with a projected and accumulated benefit obligation in excess of plan assets and post-retirement health care plan obligation in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets at the end of 2005 and 2004 were as follows:

	Projected and Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Post-Retirement Health Care Obligation Exceeds the Fair Value of Plan Assets
(In thousands)	2005	2004	2005	2004
End of year:
Projected benefit obligation	$1,260,290	$993,652	$—	$—
Accumulated benefit obligation	1,228,977	961,605	162,763	201,927
Fair value of plan assets	926,251	649,929	—	—

Expected Cash Flows

Information about the expected cash flows for the domestic qualified defined benefit plans, international and non-qualified defined benefit plans and post-retirement health care plans follows:

	Defined Benefit Plans
(In thousands)	Qualified Domestic Plans	International and Non-Qualified Plans	Post-Retirement Health Care Plans
Expected Employer Contributions:
2006	$—	$15,335	$19,507

Expected Benefit Payments (a):
2006	$53,253	16,255	21,985
2007	53,342	16,538	21,361
2008	53,578	18,949	20,729
2009	53,700	20,270	20,014
2010	53,870	20,750	19,208
2011-2015	277,223	114,960	82,959

(a)          The expected benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of the year and include benefits attributable to estimated future employee service.

Net Periodic Cost

	Defined Benefit Plans
	Qualified			International and			Post-Retirement
	Domestic Plans			Non-Qualified Plans			Health Care Plans
(In thousands)	2005	2004	2003	2005	2004	2003	2005	2004	2003
Components of net periodic benefit cost (credit):
Service cost	$8,157	$5,279	$6,518	$6,534	$7,261	$6,678	$1,222	$1,180	$1,294
Interest cost	43,997	39,160	40,896	16,821	14,996	13,729	12,453	12,627	14,533
Expected return on plan assets	(55,233)	(51,607)	(54,154)	(10,496)	(7,305)	(6,857)	(2,382)	(2,485)	(2,707)
Amortization of prior service cost	25	63	62	368	622	858	775	(2,721)	(3,078)
Amortization of unrecognized transition (asset) obligation	(2)	(7)	(6)	112	158	218	—	—	—
Recognized actuarial (gains) losses	10,405	5,523	1,386	2,351	1,600	735	610	(397)	(469)
Curtailment (gain) loss recognized	59	812	—	(18,684)	5,037	(243)	—	766	(2,287)
Settlement (gain) loss recognized	—	—	—	5,750	2,923	(3,580)	—	—	—
Special termination benefits	—	—	—	584	303	—	—	—	—
Net periodic benefit cost (credit)	$7,408	$(777)	$(5,298)	$3,340	$25,595	$11,538	$12,678	$8,970	$7,286

	Defined Benefit Plans
	Qualified			International and			Post-Retirement
	Domestic Plans			Non-Qualified Plans			Health Care Plans
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Weighted-average assumptions used to determine net cost:
Discount rate	5.75%	6.00%	6.75%	4.97%	5.54%	5.96%	5.75%	6.00%	6.75%
Expected return on plan assets	8.75%	9.00%	9.50%	6.78%	6.95%	7.04%	8.20%	8.20%	9.50%
Rate of compensation increase	4.00%	4.00%	4.00%	2.81%	3.17%	3.25%	—	—	—

The expected return on pension plan assets is based on our investment strategy, historical experience, and our expectations for long term rates of return.  The Company determines the long-term rate of return assumptions for the domestic and international pension plans based on its investment allocation between various asset classes.  The expected rate of return on plan assets is derived by applying the expected returns on various asset classes to the Company’s target asset allocation.  The expected returns are based on the expected performance of the various asset classes and are further supported by historical investment returns.  The Company utilized a weighted average expected long-term rate of return of 8.75 percent on all domestic plan assets and a weighted average rate of 6.78 percent for the international plan assets for the year ended November 30, 2005.

Assumed health care cost trend rates have a significant effect on the service and interest cost components reported for the health care plans. A one-percentage-point increase in assumed health care cost trend rates increases the service and interest cost components of net periodic post-retirement health care benefit cost by $1.4 million for 2005.  A one-percentage-point decrease in assumed health care cost trend rates decreases the service and interest cost components of net periodic post-retirement health care benefit cost by $1.3 million for 2005.

During 2003, a special contribution of $20.9 million of the Company’s common stock was made to various domestic pension plans.  The value of this common stock was $57.2 million and $38.4 million at the end of 2005 and 2004, respectively.

The Company made lump sum payments under the provisions of its supplemental executive retirement programs of approximately $9.8 million and $17.4 million during 2005 and 2004, respectively.  As a result of the 2005 payments, a settlement loss of approximately $1.7 million was recorded.   As a result of the 2004 payments, the Company recorded a curtailment loss of $5.2 million, which was primarily the result of the Company’s former Chairman, President and CEO, Senior Vice President and CFO, and certain other executives electing to retire.

The Company contributed $31.5 million to its domestic qualified pension plans in 2005, of which approximately $29.1 million represents a discretionary contribution.   The Company’s funding assumptions for its domestic pension plans assume no significant change with regards to demographics, legislation, plan provisions, or actuarial assumptions or methods to determine the estimated funding requirements.   The Pension Funding Equity Act of 2004 was signed into law on April 10, 2004 and will provide the Company a two-year temporary replacement of the benchmark interest rate for determining funding liabilities and will establish temporary alternative minimum funding requirements for certain underfunded pension plans.  The Company contributed $8.3 million to its international plans in 2005.

As a result of the sale of the Refined Products business unit during the second quarter of 2005, the Company recorded a curtailment gain of $18.5 million, partially offset by a settlement loss of $4.1 million relating to the Company’s defined benefit plans in The Netherlands. The net gain of $14.4 million is included as a component of the loss on sale of discontinued operations.

As a result of the Merger, the Company has assumed various Great Lakes non-contributory and contributory defined benefit retirement plans covering certain of its U.S. and non-U.S. employees, which have been included above.  Retirement benefits are based upon years of service and the employees’ compensation levels during the service period.   Additionally, the Company contributed $3.4 million to a former Great Lakes international pension plan since the merger date.

The Company’s cost of its defined contribution plans was $10.0 million, $9.4 million, and $15.4 million in 2005, 2004 and 2003, respectively.

Effective January 1, 2006, the Company announced that it will be capping its financial contribution to the domestic post-retirement health care arrangements at the 2006 level for substantially all current retired employees.  As a result, the Company believes that the post-retirement health care plans will no longer qualify for the government subsidy. The Company estimates the impact of this change will decrease its pre-tax post-retirement healthcare expense by approximately $8.4 million in 2006.

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

The Company uses price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases.  These contracts were designated as hedges of a portion of the Company’s forecasted natural gas purchases. The Company’s hedge contracts cover a gradually decreasing percentage of its forecasted purchase requirements over a rolling two-year period.  These contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based.  The differential paid or received as natural gas prices change is reported in accumulated other comprehensive loss.  These amounts are subsequently reclassified into cost of products sold when the related inventory layer is liquidated.   Based on the December 31, 2005 market prices of these natural gas contracts, the Company expects to reclassify approximately $8.7 million from AOCL to earnings in 2006.  During 2005, a portion of the hedge contracts were determined to be ineffective due to lower actual natural gas purchases resulting primarily from the impact of hurricanes Katrina and Rita.  The ineffective portion recognized in operations was not significant.

The Company uses interest rate swap contracts as fair value hedges to convert a portion of the $400 million 7% fixed rate debt to variable rate debt.  The swap contracts were acquired and the debt assumed in connection with the Merger.  Each interest rate swap contract is designated with the principal balance and the term of the specific debt obligation.  These contracts involve the exchange of interest payments over the life of the contract without the exchange of the notional amount upon which the payments are based.  The differential to be paid or received as interest rates change is recognized as an adjustment to interest expense.  The unrealized gain or loss on the interest rate swap contracts is recognized in interest expense, as is the change in the fair value of the hedged debt. The fair value of the interest rate swap contracts was not significant at December 31, 2005.  During the fourth quarter of 2005, swap contracts with a notional amount of $75 million were terminated reducing the notional amount of the swap contracts to $125 million.  The termination of the swap contracts resulted in a deferred loss of $1.2 million.  The deferred loss was recorded as a component of debt and is being amortized to interest expense over the remaining life of the underlying debt security.  The unamortized balance of the deferred loss was $1.1 million at December 31, 2005.

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

In 2003, the Company also had equity option contracts covering 3.2 million shares of the Company’s common stock to hedge the expense variability associated with its obligations under its long-term incentive plans (LTIP).  The Company had designated a portion of the equity option contract as a cash flow hedge of the risk associated with the unvested, unpaid awards under its LTIP.  Changes in market value related to the portion of the option contract designated and effective as a hedge were recorded as a component of AOCL.  During the second quarter of 2003, the Company determined that one of its LTIP programs was not achievable and accordingly reclassified $3 million from AOCL to selling, general and administrative expense (SG&A), which represented the unamortized balance of the deferred loss on the portion of the option contract that related to this program. On May 11, 2003 the option contract expired and resulted in a favorable net cash settlement of $3.7 million.  As of June 30, 2003, all of the deferred losses relating to these contracts had been amortized to SG&A.

The Company also has exposure to changes in foreign currency exchange rates resulting from transactions entered into by the Company and its foreign subsidiaries in currencies other than their local currency (primarily trade payables and receivables).  The Company is also exposed to currency risk on intercompany transactions (including intercompany loans).  The Company manages these transactional currency risks on a consolidated basis, which allows it to net its exposure.  The Company purchases foreign currency forward contracts, primarily denominated in Euros, Canadian dollars, British Pound Sterling, Hong Kong dollars and Australian dollars, to hedge its transaction exposure.  The aggregate notional amount of these contracts at December 31, 2005 and 2004 was approximately $572 million and $626 million, respectively. These contracts are generally settled on a monthly basis.  Realized and unrealized gains and losses on foreign currency forward contracts are recognized in other (income) expense, net to offset the impact of valuing recorded foreign currency trade payables, receivables and intercompany transactions.  The Company has not designated these derivatives as hedges, although it believes these instruments reduce the Company’s exposure to foreign currency risk. The net effect of the realized and unrealized gains and losses on these derivatives and the underlying transactions is not significant at December 31, 2005.

The following table summarizes the gains resulting from changes in the market value of the Company’s fair value and cash flow hedging instruments for the years ended December 31, 2005 and 2004:

(In thousands)	2005	2004
Fair value hedges (in interest expense)
Interest rate swap contracts	$(246)	$—

Cash flow hedges (in AOCL):
Balance at beginning of year	$(2,769)	$—
Price swap contracts – natural gas	(2,695)	(2,769)
Balance at end of year	$(5,464)	$(2,769)

FINANCIAL INSTRUMENTS

As discussed in the Derivative Instruments and Hedging Activities note above, the Company uses price swap contracts to convert a portion of its forecasted natural gas purchases from variable to fixed price purchases and purchases foreign currency forward contracts to mitigate its exposure to changes in foreign currency exchange rates of recorded transactions (principally foreign currency trade receivables, payables and inter-company transactions).

At December 31, 2005, the Company had outstanding foreign currency forward contracts with an aggregate notional amount of approximately $572 million to hedge foreign currency risk on foreign currency accounts receivable and payable and intercompany loans.  These forward contracts are generally outstanding for one month and are primarily denominated in Euros, Canadian dollars, British Pound Sterling, Hong Kong dollars and Australian dollars.  At December 31, 2004, the Company had outstanding foreign currency forward contracts with an aggregate notional amount of approximately $626 million.

At December 31, 2005, the Company had outstanding price swaps with an aggregate notional amount of approximately $44.4 million, based on the contract price and outstanding quantities of 4,920 million BTU’s (British Thermal Units) at December 31, 2005.  At December 31, 2004, the Company had outstanding price swaps with an aggregate notional amount of approximately $34.2 million, based on the contract price and outstanding quantities of 5,900 million BTU’s at December 31, 2004.  These contracts cover a gradually decreasing percentage of the Company’s forecasted purchase requirements over a rolling two-year period.

At December 31, 2005, the Company had outstanding interest rate swap contracts with an aggregate notional amount of $125 million.  These contracts are used to convert a portion of the Company’s $400 million 7% fixed rate notes to variable rate debt.

All contracts have been entered into with major financial institutions.  The risk associated with these transactions is the cost of replacing these agreements at current market rates, in the event of default by the counterparties.  Management believes the risk of incurring such losses is remote.

The carrying amounts for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities and short-term borrowings approximate their fair value because of the short-term maturities of these instruments.  The fair value of long-term debt is based primarily on quoted market values.  For long-term debt that has no quoted market value, the fair value is estimated by discounting projected future cash flows using the Company’s incremental borrowing rate.  The fair value of the foreign currency forward contracts is the amount at which the contracts could be settled based on current spot rates.  The fair value of price swap contracts is the amount at which the contracts could be settled based on independent quotes.  The fair value of interest rate swap contracts is the amount at which the contracts could be settled based on quotes provided by the current security holders.

The following table presents the carrying amounts and estimated fair values of material financial instruments used by the Company in the normal course of its business.

	2005		2004
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$(1,309,603)	$(1,363,689)	$(862,251)	$(956,849)
Foreign currency forward contracts (a)	$(9,415)	$(9,415)	$14,945	$14,945
Price swap contracts (b)	$8,869	$8,869	$2,769	$2,769
Interest rate swap contracts (c)	$(14)	$(14)	$—	$—

(a)          $2.8 million and $20.1 million included in other assets and $12.2 million and $5.2 million included in accrued expenses at December 31, 2005 and December 31, 2004, respectively.

(b)         $8.7 million included in other current assets at December 31, 2005 and $0.2 million and $2.8 million included in other assets at December 31, 2005 and December 31, 2004, respectively.

(c)          Included in other assets at December 31, 2005.

ASSET RETIREMENT OBLIGATIONS

The Company applies the provisions of FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” which requires companies to record a liability for asset retirement obligations in the period in which a legal obligation is created.  Such liabilities are recorded at fair value, with an offsetting increase to the carrying value of the related long-lived assets.  In future periods, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset.  Companies are also required to adjust the liability for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate.  Upon retirement of the long-lived asset, the Company either settles the obligation for its recorded amount or incurs a gain or loss.  The Company’s asset retirement obligations are primarily the result of legal obligations to remove leasehold improvements upon termination of leases of various facilities, legal obligations to close brine supply and disposal wells and waste disposal wells at the end of their useful lives, and decommissioning and decontamination obligations that are legally required to be fulfilled upon closure of various of the Company’s manufacturing facilities.  The measurement of such obligations are recorded at fair value, which the Company estimates by discounting projected cash flows using its credit adjusted risk-free rate applicable at that time the obligation is initially recorded.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (FIN 47).  FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  Retrospective application for interim financial information is permitted but is not required.  The impact of implementing FIN 47 resulted in a cumulative effect of accounting change of $0.5 million (which is net of taxes of $0.3 million) as of December 31, 2005.

The following is a summary of the change in the carrying amount of the asset retirement obligations during 2005 and 2004, the net book value of assets related to the asset retirement obligations at December 31, 2005 and 2004 and the related depreciation expense recorded in 2005 and 2004.

(In thousands)	2005	2004
Asset retirement obligation balance at beginning of year	$717	$718
Liabilities assumed from Great Lakes (includes purchase accounting adjustments)	6,261	—
Cumulative effect of accounting change	844	—
Accretion expense – cost of products sold	870	136
Accretion expense – selling, general and administrative	416	—
Accretion expense – discontinued operations	364	—
Other additions	1,193	—
Payments and write-offs	(105)	(137)
Asset retirement obligation balance at end of year	$10,560	$717

Net book value of asset retirement obligation assets at end of year	$1,584	$39

Depreciation expense	$362	$14

At December 31, 2005, $0.5 million of the asset retirement obligation was included in accrued expenses and $10.1 million was included in other liabilities on the consolidated balance sheet.  At December 31, 2004, the entire balance was included in other liabilities.

ANTITRUST INVESTIGATIONS AND RELATED MATTERS

Antitrust Investigations

Rubber Chemicals

On May 27, 2004, the Company pled guilty to a one-count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period between July 1995 to 2001. The U.S. federal court imposed a fine of $50.0 million, payable in six annual installments, without interest, beginning in 2004. In light of the Company’s cooperation with the U.S. Department of Justice (the “DOJ”), the court did not impose any period of corporate probation.  On May 28, 2004, the Company pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Canadian federal court imposed a sentence requiring the Company to pay a fine of CDN $9.0 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid (in U.S. dollars) $2.3 million in 2004 and $2.3 million in 2005, in cash, for the U.S. and Canadian fines. Remaining cash payments for the U.S. and Canadian fines are expected to equal (in U.S. dollars) approximately $6.9 million in 2006; $11.5 million in 2007; $16.2 million in 2008; and $18.4 million in 2009. The Company recorded a pre-tax charge of $45.2 million against results of operations for its fiscal year ended December 31, 2003, as a reserve for the payment of the U.S. and Canadian fines, which represented the present value of the expected payments.  At December 31, 2005, reserves of $6.5 million and $40.3 million related to these settlements have been included in accrued expenses and other liabilities, respectively, on the Company’s consolidated balance sheet.

The Company and certain of its subsidiaries were previously the subject of a coordinated civil investigation by the European Commission (the “EC”) with respect to the sale and marketing of rubber chemicals.  On December 21, 2005, the Company announced that the EC imposed a fine of Euro 13.6 million (approximately U.S. $16 million) on the Company in connection with the EC’s rubber chemicals investigation.  The amount of the fine reflects the EC’s maximum leniency of a 50 percent reduction in the fine, resulting from the Company’s continual cooperation with the EC throughout its investigation.  In December 2005, the Company recorded a pre-tax charge of $16.1 million for the EC fine, which is included in accrued expenses on its consolidated balance sheet at December 31, 2005.  As of the date of this annual report on Form 10-K, there are no remaining governmental investigations of the Company with respect to its sale and marketing of rubber chemicals.

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

Impact upon the Company

The Company does not expect the previously described resolution of the rubber chemicals investigations by the United States, Canada and the EU to have a material adverse effect on its cash flows.  However, the resolution of any other possible antitrust violations against the Company and certain of its subsidiaries and the resolution of any civil claims now pending or hereafter asserted against them may have a material adverse effect on the Company’s financial condition, results of operations, cash flows or prospects. No assurances can be given regarding the outcome or timing of these matters.

The Company’s antitrust costs, which are comprised primarily of settlements and legal costs, increased from $6.7 million (pre-tax) during the immediately prior fiscal quarter ended September 30, 2005 to $35.9 million (pre-tax) for the fiscal quarter ended December 31, 2005.  The antitrust costs for the fourth quarter of 2005 consisted of $16.1 million for the EU fine, $9.3 million for settlement of certain civil lawsuits, $6.2 million for settlement with claimants in Canada relating to rubber chemicals, and the remainder for legal fees and costs associated with antitrust investigations and related civil lawsuits.  The Company’s antitrust costs for the year ended December 31, 2005 of $49.1 million consisted of $3.9 million for a Canadian EPDM settlement, $16.1 million for the EU fine, $9.3 million for settlement of certain civil lawsuits, $6.2 million for settlement with claimants in Canada relating to rubber chemicals, and $13.6 million for legal fees and costs associated with antitrust investigations and related civil lawsuits.  During 2005, the Company made payments for antitrust settlements of $59.5 million and payments for related legal fees of $12.4 million.  The Company expects to continue to incur costs, which may be substantial, until all antitrust investigations are concluded and civil claims are resolved.

Civil Lawsuits

Except for those actions indicated as being subject to a settlement agreement or dismissed by the applicable court, the actions described below under “Civil Lawsuits” are in early procedural stages of litigation and, accordingly, the Company cannot predict their outcome and believes potential remedial costs or damages are indeterminable. The Company will seek cost-effective resolutions of the various pending and threatened legal proceedings against the Company; however, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  Except for direct purchaser claims with respect to rubber chemicals, EPDM and nitrile rubber, the Company has not recorded a charge for potential liabilities and expenses in connection with the civil claims not subject to any settlement agreement, because it is not yet able to reasonably estimate such costs.

U.S. Federal Antitrust Actions

Plastic Additives Settlement Agreement. On August 11, 2004, the Company and plaintiff class representatives entered into a Settlement Agreement (the “Plastic Additives Settlement Agreement”) that resolves, with respect to the Company, a single, consolidated direct purchaser class action lawsuit that was filed in the United States District Court, Eastern District of Pennsylvania, against the Company and other companies, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased plastic additives in the United States directly from any of the defendants or from any predecessors, parents, subsidiaries or affiliates thereof at any time during the period from January 1, 1990 through January 31, 2003. The complaint in this action principally alleged that the defendants conspired to fix, raise, maintain or stabilize prices for plastic additives sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities. Under the Plastic Additives Settlement Agreement, the Company paid $5.0 million to a settlement fund in exchange for the final dismissal, with prejudice, of the lawsuit as to the Company, and a complete release of all claims against the Company set forth in the lawsuit. The court granted final approval of the Plastics Additives Settlement Agreement in January 2005.

Partially Terminated Global Settlement Agreement. On January 11, 2005, the Company and plaintiff class representatives entered into a Settlement Agreement (the “Global Settlement Agreement”) that was intended to resolve, with respect to the Company, three consolidated direct purchaser class action lawsuits that were filed in the United States District Courts in the District of Connecticut, Western District of Pennsylvania and the Northern District of California, respectively, against the Company, its subsidiary Uniroyal Chemical Company, Inc., now known as Chemtura USA Corporation (referred to as “Uniroyal” for purposes of the description of the Company’s civil lawsuits), and other companies, by plaintiffs on behalf of themselves and classes consisting of all persons or entities who purchased EPDM, nitrile rubber and rubber chemicals, respectively, in the United States directly from one or more of the defendants or any predecessor, parent, subsidiary or affiliates thereof, at any time during various periods, with the earliest commencing on January 1, 1995. The complaints in the consolidated actions principally alleged that the defendants conspired to fix, raise, maintain or stabilize prices for EPDM, nitrile rubber and rubber chemicals, as applicable, sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities.  The Global Settlement Agreement provided that the Company would pay a total of $97.0 million, consisting of $62.0 million with respect to rubber chemicals, $30.0 million with respect to EPDM and $5.0 million with respect to nitrile rubber, in exchange for the final dismissal with prejudice of the foregoing three lawsuits as to the Company and a complete release of all claims against the Company set forth in the lawsuits.  At December 31, 2005, the Company has a remaining reserve of $51.4 million included in accrued expenses on its consolidated balance sheet relating to this Global Settlement Agreement.

In accordance with its rights under the Global Settlement Agreement, the Company terminated those parts of the settlement covering rubber chemicals and EPDM following the exercise of opt out rights by certain potential members of the applicable classes.  As a result of the Company’s partial termination of the Global Settlement Agreement, the consolidated direct purchaser class action lawsuits relating to rubber chemicals and EPDM continue to proceed in their respective federal district courts.  The Company is negotiating settlements directly with a number of the larger potential claimants in those actions.  The Company’s settlements with respect to certain of these claimants are described below under “Remaining Direct and Indirect Purchaser Lawsuits.”  The Company has further reduced the reserves previously established with respect to claims by purchasers of rubber chemicals in order to reflect management’s best estimate of the liability at this time.  The nitrile rubber portion of the Global Settlement Agreement has been approved by the United States District Court for the Western District of Pennsylvania.

ParaTec Elastomers Cross-Claims. A defendant in the class action lawsuit relating to nitrile rubber, ParaTec Elastomers LLC, a former joint venture in which the Company previously owned a majority interest but now has no interest, has asserted cross claims against the Company and its subsidiary Uniroyal in this class action, seeking damages that ParaTec Elastomers LLC has allegedly suffered or may suffer as a result of the Company’s actions, including the Company’s alleged failure to obtain immunity for ParaTec Elastomers with respect to the EC’s investigation of the sale and marketing of nitrile rubber.  The ParaTec Elastomers complaint seeks damages of unspecified amounts, including attorneys’ fees and punitive damages with respect to certain of the alleged causes of action, injunctive relief, pre- and post-judgment interest, costs and disbursements and such other relief as the court deems just and proper.  On August 6, 2004, the Company filed a motion to dismiss the cross claims, or in the alternative to compel arbitration.  On September 29, 2005, the motion to dismiss was granted with respect to the plaintiff’s claims of violation of the Connecticut Unfair Trade Practices Act, breach of contract, fraud and promissory estoppel.  The motion to dismiss was denied with respect to the plaintiff’s claims for contractual indemnification pursuant to the ParaTec Elastomers LLC Agreement, breach of fiduciary duty and breach of covenant of good faith and fair dealing.  In addition, the court denied the Company’s motion to compel arbitration.  The Company has appealed the denial of its motion to compel arbitration.  The Company has not recorded an accrual for this matter because it is not probable.

Remaining Direct and Indirect Purchaser Lawsuits. The Company, individually or together with its subsidiary Uniroyal, and other companies, continues to be or has become a defendant in certain direct and indirect purchaser lawsuits filed in federal courts during the period from May 2004 through January 2006 involving the sale of rubber chemicals, EPDM, polychloroprene, nitrile rubber, plastic additives and urethanes and urethane chemicals. The complaints in the direct purchaser actions (as further described below) principally allege that the defendants conspired to fix, raise, maintain or stabilize prices for rubber chemicals, EPDM, polychloroprene, nitrile rubber, plastic additives or urethanes and urethane chemicals, as applicable, sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities. With respect to the indirect purchaser class action relating to plastic additives (as further described below), the complaint principally alleges that the defendants conspired to fix, raise, stabilize and maintain the price of plastic additives and allocate markets and customers in the named jurisdictions in violation of certain antitrust statutes and consumer protection and unfair or deceptive practices laws of the relevant jurisdictions, and that this caused injury to purchasers in the foregoing states who paid more to purchase indirectly plastics additives as a result of such alleged anticompetitive activities.  With respect to the indirect purchaser class action relating to rubber chemicals (as further described below), the complaint principally alleges that the defendants conspired to fix, raise, stabilize and maintain the price of rubber chemicals and allocate markets in the named jurisdictions in violation of the Tennessee Trade Practices Act.  With respect to the complaints relating to the sale of polychloroprene (as further described below), although the Company does not sell or market polychloroprene, the complaints allege that the Company and producers of polychloroprene conspired to raise prices with respect to polychloroprene and the other products included in the complaint collectively in one conspiracy.  In each of the foregoing actions, the plaintiffs seek, among other things, treble damages of unspecified amounts, costs (including attorneys’ fees) and injunctive relief preventing further violations of the Sherman Act (with respect to the direct purchaser actions) or the improper conduct alleged in the complaint (with respect to the indirect purchaser class actions).

•                  With respect to rubber chemicals, the Company, Uniroyal and other companies are defendants in three direct purchaser lawsuits, including the consolidated rubber chemicals direct purchaser lawsuit previously subject to the Global Settlement Agreement, and one indirect purchaser lawsuit.

•                  The first direct purchaser lawsuit, as amended, was filed on March 15, 2005 in the United States District Court, Northern District of California, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased rubber chemicals in the United States directly from any of the defendants or from any present or former parent, subsidiary or affiliate thereof at any time during the period from May 1, 1995 to December 31, 2001.  The plaintiffs in this lawsuit consist of the plaintiffs that had been previously subject to the now partially terminated Global Settlement Agreement.  In December 2005, the Company and Uniroyal entered into settlement agreements with four plaintiffs in this lawsuit, as well as the plaintiffs in two previously pending direct purchaser lawsuits filed in Pennsylvania and Ohio by RBX Industries, Inc. and Goodyear Tire & Rubber Company, respectively.  The purchases by these plaintiffs represent over half of the Company’s relevant U.S. rubber chemicals sales during the periods covered by the lawsuits.  Pursuant to these settlement agreements, the Company has paid an aggregate of $50.8 million in exchange for the plaintiffs’ release of their claims against the Company. The settlement agreement with Goodyear Tire & Rubber Company also resolves Goodyear’s federal direct purchaser lawsuit against the Company with respect to purchases of EPDM and polychloroprene, as described below, and the aggregate settlement amount of $50.8 million includes the settlement amount for such other lawsuit.

•                  The second lawsuit was filed on March 9, 2005, in the United States District Court, Northern District of Ohio (now transferred to the Northern District of California), by Parker Hannifin Corporation and PolyOne Corporation with respect to purchases of rubber chemicals from one or more of the defendants.

•                  The third lawsuit was filed on June 1, 2005, in the United States District Court, Northern District of California, by Caterpillar Inc., Carlisle Companies Incorporated and certain subsidiaries of Carlisle Companies Incorporated with respect to purchases of rubber chemicals from one or more of the defendants.

•                  The indirect purchaser lawsuit was filed on January 10, 2006, in the United States District Court, Eastern District of Tennessee, by plaintiffs on behalf of themselves and a class consisting of all persons and entities within 37 states who indirectly purchased the defendants’ rubber chemicals, other than for resale, from January 1, 1994 to the present.

•                  With respect to EPDM, the Company, Uniroyal and other companies are defendants in four direct purchaser lawsuits, including the consolidated EPDM direct purchaser lawsuit previously subject to the Global Settlement Agreement.

•                  The first lawsuit, as amended, was filed on July 1, 2004, in the United States District Court, District of Connecticut, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased EPDM in the United States directly from any of the defendants or from any predecessor, subsidiary or affiliate thereof at any time during the period from January 1, 1997 to December 31, 2001.

•                  The second lawsuit was filed on July 28, 2004, in the United States District Court, Eastern District of Pennsylvania (now transferred to the District of Connecticut), by RBX Industries, Inc.

•                  The third lawsuit was filed on June 1, 2005, in the United States District Court, Northern District of New York (now conditionally transferred to the District of Connecticut), by Carlisle Companies Incorporated and certain of its subsidiaries with respect to purchases of EPDM from one or more of the defendants.

•                  The Company, Uniroyal and other companies are also defendants in one multi-product lawsuit involving EPDM, which is described separately below.

•                  With respect to nitrile rubber, the Company, Uniroyal and other companies are defendants in a multi-product direct purchaser lawsuit involving nitrile rubber, which is described separately below.

•                  With respect to plastic additives, the Company and other companies are defendants in one direct purchaser lawsuit and one indirect purchaser lawsuit.

•                  The first lawsuit was filed on December 28, 2004, in the United States District Court, Northern District of Ohio, by PolyOne Corporation with respect to purchases of plastic additives from one or more of the defendants. This action has been transferred to the Eastern District of Pennsylvania for coordination with the consolidated class action pending there with respect to those plaintiffs that have opted out of the Plastic Additives Settlement Agreement.

•                  The second lawsuit is a class action lawsuit, filed in August 2005, as thereafter amended, in the United States District Court, Eastern District of Pennsylvania, by plaintiffs on behalf of themselves and a class consisting of all persons and business entities within 22 states and the District of Columbia that indirectly purchased products containing plastic additives manufactured, sold or distributed by the defendants, other than for resale, at any time from January 1, 1990 to January 31, 2003.

•                  With respect to urethanes, the Company, Uniroyal and other companies are defendants in a consolidated direct purchaser class action lawsuit filed on November 19, 2004, in the United States District Court, District of Kansas, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased urethanes in the United States directly from any of the defendants or from any present or former parent, subsidiary or affiliate thereof at any time during the period from January 1, 1998 to the present. This action consolidates twenty-six direct purchaser class action lawsuits previously described in the Company’s prior periodic reports filed with the Securities and Exchange Commission.  On September 23, 2005, the plaintiffs filed an amended complaint, which is being contested by the Company.

•                  The remaining federal purchaser lawsuit is a multi-product lawsuit.  The Company, Uniroyal and other companies are also defendants in a direct purchaser lawsuit filed on November 16, 2004, in the United States District Court, Northern District of Ohio, by Parker Hannifin Corporation and PolyOne Corporation with respect to purchases of EPDM, nitrile rubber and polychloroprene from one or more of the defendants.  This action has been transferred to the District of Connecticut.  In December 2005, the Company and Uniroyal entered into a settlement agreement with Goodyear Tire & Rubber Company with respect to a previously pending single direct purchaser lawsuit filed on May 7, 2004, as amended, in the United States District Court, Northern District of Ohio (subsequently transferred to the District of Connecticut), by Goodyear Tire & Rubber Company with respect to purchases of EPDM and polychloroprene.  This settlement agreement also resolves the federal direct purchaser lawsuit by Goodyear Tire & Rubber Company against the Company with respect to rubber chemicals, as described above.

State Court Antitrust Class Actions

Rubber Chemicals. With respect to rubber chemicals, the Company, certain of its subsidiaries and other companies remain defendants in seven pending putative indirect purchaser class action lawsuits filed during the period from October 2002 through January 2006 in state courts.

•                  Four of the outstanding seven lawsuits were filed in California, Florida, Tennessee and West Virginia, from October 2002 through February 2003, and the putative class in each lawsuit comprises all persons within each of the applicable states who purchased tires other than for resale that were manufactured using rubber processing chemicals sold by the defendants since 1994.  The complaints principally allege that the defendants agreed to fix, raise, stabilize and maintain the price of rubber processing chemicals used as part of the tire manufacturing process in violation the laws of these states and that this caused injury to individuals who paid more to purchase tires as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, interest and attorneys’ fees and costs.  A previously pending putative indirect purchaser action filed in Minnesota was dismissed by the court on August 29, 2005.  The plaintiff in this case has filed a notice of appeal of the court’s decision.

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

•                  The remaining two lawsuits, one filed in Florida on May 25, 2004, as thereafter amended, and the other filed in Pennsylvania on February 14, 2005, as thereafter amended, are multi-product lawsuits and are described under the heading “Multi-Product Lawsuit” below.

The Company and its defendant subsidiaries have filed motions to dismiss on substantive and personal jurisdictional grounds or answers with respect to all of the pending lawsuits. Certain motions to dismiss remain pending, and other motions to dismiss have been denied by the applicable court, which are being, or will be, appealed by the Company and its defendant subsidiaries.  A previously pending indirect purchaser action, filed in Tennessee on February 17, 2005, has been voluntarily dismissed.

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

•                  The tenth lawsuit was filed in Tennessee on December 22, 2004, and the putative class comprises all persons or business entities in Tennessee, 24 other states and the District of Columbia that purchased indirectly EPDM manufactured, sold or distributed by the defendants, other than for resale, from January 1994 to December 2002. The complaint principally alleges that the defendants conspired to fix, raise, stabilize, and maintain the price of EPDM and allocate markets and customers in the United States, including the foregoing states, respectively, in violation of the laws of those states and that this caused injury to purchasers who paid more to purchase indirectly EPDM as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, single or treble damages of an unspecified amount, costs (including attorneys’ fees), and disgorgement of profits.

•                  The five remaining lawsuits, filed in Massachusetts, Florida, California, New York and Pennsylvania, respectively, between May 2004 and February 2005, as thereafter amended, are multi-product lawsuits and are described under the heading “Multi-Product Lawsuits” below.

The Company and its defendant subsidiaries have filed motions to dismiss on substantive and personal jurisdictional grounds with respect to eight of the pending non-multi-product lawsuits and intends to file motions to dismiss the remaining two non-multi-product lawsuits.

Plastic Additives. With respect to plastic additives, the Company and other companies are defendants in two pending putative indirect purchaser class action lawsuits.  The two outstanding lawsuits were filed in California and Nebraska, respectively, and the putative class of each action comprises all persons or entities in each of the applicable states who purchased indirectly plastics additives at any time from any of the defendants, other than for resale, during various periods, each commencing on January 1, 1990.  Each of the foregoing lawsuits principally alleges that the defendants and co-conspirators agreed to fix, raise, stabilize and maintain the price of plastic additives in violation of the laws of jurisdictions named in the complaints, as applicable, and that this caused injury to purchasers who paid more to purchase plastic additives as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, costs (including attorneys’ fees) and/or injunctive relief preventing the defendants from continuing the unlawful activities alleged in the complaint. The Company has filed motions to dismiss the remaining two cases, one of which as been denied by the applicable court.

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

Urethanes. With respect to our urethanes businesses, the Company, its subsidiary Uniroyal, and other companies are defendants in eighteen pending putative indirect purchaser class action lawsuits in six states.

•                  Eleven of the outstanding eighteen lawsuits were filed in California from March through June 2004. The putative class in the California actions comprises all persons or entities in California who purchased indirectly urethanes from any of the defendants at any time during various periods with the earliest commencing on January 1, 1990. By agreement, plaintiffs in the California actions will file a consolidated amended complaint.

•                  One of the lawsuits was filed in Tennessee on April 28, 2004. The putative class comprises all natural persons who purchased indirectly urethanes during the period from January 1, 1994 to April 2004.

•                  One of the lawsuits was filed in Florida on October 28, 2005.  The putative class is comprised of all individuals or entities in any of 21 states or the District of Columbia who indirectly purchased urethanes manufactured or sold by the defendants at any time during the period from January 1, 1999 through December 31, 2004.

•                  The five remaining lawsuits, filed in Massachusetts, Florida, California, New York and Pennsylvania, respectively, between May 2004 and February 2005, as thereafter amended, are multi-product lawsuits and are described under the heading “Multi-Product Lawsuits” below.

The foregoing lawsuits principally allege that the defendants conspired to fix, raise, stabilize and maintain the price of urethanes and allocate markets and customers in violation of the laws of the applicable jurisdictions, and that this caused injury to purchasers who paid more to purchase, indirectly, urethanes as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, costs (including attorneys’ fees), and/or disgorgement of profits.

Multi-Product Lawsuits. The Company, its subsidiary Uniroyal, and other companies are defendants in five pending putative indirect purchaser class action lawsuits in five states that each involve multiple products.

•                  One of the outstanding multi-product lawsuits was filed in Florida on May 25, 2004, as thereafter amended, and the putative class comprises all natural persons who, within Florida, 19 other states and the District of Columbia, purchased for non-commercial purposes any product containing rubber and urethane products (defined to include rubber chemicals, EPDM, nitrile rubber and urethanes) manufactured or sold by any of the defendants, and which were the subject of price-fixing by any of the defendants or any co-conspirator, at any time from January 1, 1994 through December 31, 2004. The complaint principally alleges that the defendants agreed to fix, raise, stabilize and maintain the price of rubber chemicals distributed or sold in Florida, 19 other states and the District of Columbia in violation of the laws of these states and the District of Columbia, and that the plaintiff and the alleged class were injured. The plaintiff seeks, among other things, damages of an unspecified amount, interest and attorneys’ fees and costs. On March 16, 2005, the Company filed motions to dismiss the lawsuit, which remain pending.

•                  The second multi-product lawsuit was filed in Pennsylvania on February 14, 2005, as thereafter amended, and the putative class comprises all natural persons who, within Pennsylvania, purchased for non-commercial purposes any product containing rubber and urethane products (defined to include rubber chemicals, EPDM, nitrile rubber, urethanes) manufactured or sold by any of the defendants, and which were the subject of price-fixing by any of the defendants or any co-conspirator, at any time from January 1, 1994 through December 31, 2004.  The complaint principally alleges that the defendants agreed to fix, raise, stabilize and maintain the price of rubber chemicals distributed or sold in the applicable state and throughout the United States in violation of the laws of that state, and that the plaintiff and the alleged class were injured. The plaintiff seeks, among other things, damages of an unspecified amount, interest and attorneys’ fees and costs.  The Company filed a motion to dismiss this action in June 2005, which remains pending.

•                  The remaining three outstanding multi-product lawsuits were filed between February 2005 and February 2006, as thereafter amended, in Massachusetts, California and New York, respectively, and the putative class comprises all natural persons who, within the applicable state, purchased for non-commercial purposes any product containing rubber and urethane products (defined to include EPDM, nitrile rubber, urethanes) manufactured or sold by any of the defendants, and which were the subject of price-fixing by any of the defendants or any co-conspirator, at any time from January 1, 1994 through December 31, 2004. Each of the complaints principally alleges that the defendants agreed to fix, raise, stabilize and maintain the price of rubber chemicals distributed or sold in the applicable state and throughout the United States in violation of the laws of that state, and that the plaintiff and the alleged class were injured. The plaintiff in each lawsuit seeks, among other things, damages of an unspecified amount, interest and attorneys’ fees and costs.

Canadian Antitrust Actions

EPDM. The Company and the plaintiffs in three previously disclosed Canadian class action lawsuits relating to EPDM have entered into a settlement agreement, dated as of September 19, 2005 (the “EPDM Settlement Agreement”), that is intended to resolve, with respect to the Company and its defendant subsidiaries, the three lawsuits filed in the Superior Court of the District of Quebec, the Ontario Superior Court of Justice and the Supreme Court of British Columbia, respectively. The lawsuits were filed on behalf of residents of Canada who purchased, used or received EPDM or who purchased products containing EPDM between January 1, 1994 and December 31, 2002.  Each of the foregoing complaints principally alleged that the Company conspired with other defendants to restrain unduly competition in the sale of EPDM and to inflate artificially the sale price of EPDM in violation of Canada’s Competition Act, and that this caused injury to purchasers who paid artificially inflated prices for EPDM or products containing EPDM. The plaintiffs sought, among other things, authorization to commence a class action, recovery of the additional revenues generated by the artificial inflation of the price of EPDM, exemplary and punitive damages, attorneys’ fees and costs.

The EPDM Settlement Agreement provides that the Company will pay CDN$4.5 million (approximately U.S.$3.9 million) to the class claimants in Canada covering all direct and indirect purchasers of EPDM during the class period of January 1, 1997 to December 31, 2001 in exchange for the final dismissal with prejudice of the lawsuit as to the Company and its subsidiary defendants and a complete release of all claims against the Company and its subsidiary defendants set forth in the lawsuits.  The EPDM Settlement Agreement, which has been approved by the applicable courts, permits potential class members to opt out of the class and the Company to recover a portion of the settlement funds with respect to those potential class members that choose to opt out of the settlement.

Rubber Chemicals. The Company has entered into a settlement agreement, dated December 1, 2005 (the “Rubber Chemicals Settlement Agreement”), that is intended to resolve, with respect to the Company and its defendant subsidiaries, four Canadian class action lawsuits filed in the Superior Court of the District of St. Francois in Quebec, the Superior Court of the District of Montreal in Quebec, the Ontario Superior Court of Justice and the Supreme Court of British Columbia between May 2004 and February 2005.  The lawsuits were filed on behalf of persons and certain entities that purchased rubber chemicals or products containing rubber chemicals directly or indirectly from the defendants during various periods commencing as early as January 1994.  Three of those complaints alleged that the Company conspired with other defendants to restrain unduly competition in the sale of rubber chemicals and to inflate artificially the sale price of the rubber chemicals in violation of Canada’s Competition Act, and that this caused injury to purchasers who paid artificially inflated prices for such rubber chemicals.  The fourth complaint alleged that the Company conspired with other defendants to coordinate the timing and amounts of price increases for certain rubber chemicals and to allocate customers and sales volumes amongst themselves in violation of Canada’s Competition Act, and that this caused injury to purchasers who paid artificially inflated prices for rubber chemicals or products containing rubber chemicals.  The plaintiffs in each lawsuit sought, among other things, recovery of the additional revenues generated by the artificial inflation of the price of rubber chemicals, general and punitive damages, attorney’s fees and costs.

The Rubber Chemicals Settlement Agreement certifies the lawsuits as class actions for purposes of the settlement and provides that the Company will pay CDN$7.2 million (approximately U.S.$6.2 million) to the class claimants in Canada covering all persons who purchased rubber chemicals products in Canada during the class period of July 1, 1995 to December 31, 2001, in exchange for the final dismissal with prejudice of the lawsuits as to the Company and its defendant subsidiaries and a complete release of all claims against the Company and its defendant subsidiaries set forth in the lawsuits.  The Rubber Chemicals Settlement Agreement, which is subject to approval by the courts in Ontario, Quebec and British Columbia and notice to class members, permits potential class members to opt out of the class and the Company to recover a portion of the settlement funds with respect to certain potential class members that choose to opt out of the settlement.  In December 2005, the Company recorded a pre-tax charge of $6.2 million related to this settlement, which is included in accrued expenses on its consolidated balance sheet at December 31, 2005.

Polyester Polyols (previously described as Urethanes and Urethane Chemicals). The Company and the plaintiffs in two Canadian class action lawsuits relating to polyester polyols (which is a chemical used in the manufacture of polyurethanes) or products that directly or indirectly contain or are derived from polyester polyols (collectively, “Polyester Polyols”) have entered into a settlement agreement, dated November 8, 2005 (the “Polyester Polyols Settlement Agreement”), that is intended to resolve, with respect to the Company and its defendant subsidiaries, the lawsuits filed in the Ontario Superior Court of Justice and the Superior Court of Quebec, against the Company, its subsidiaries Crompton Canada Corporation, Crompton Co./Cie and Uniroyal, and other companies.  The lawsuits were filed on behalf of proposed classes of persons and entities in Canada who purchased Polyester Polyols during the period from at least February 1998 to December 2002.  The lawsuits principally alleged that the Company conspired with other defendants to raise, fix, maintain or stabilize the price of and to allocate markets and customers for the sale of Polyester Polyols in Canada in violation of Canada’s Competition Act, and that this caused injury to purchasers who paid artificially inflated prices for Polyester Polyols. The plaintiffs sought, among other things, general and punitive damages, interest and costs.

The Polyester Polyols Settlement Agreement certifies the lawsuits as class actions for purposes of the settlement and provides that the Company will pay CDN$69,000 (approximately U.S.$60,000) to the class claimants in Canada who purchased Polyester Polyols in Canada during the class period of February 1, 1998 to December 31, 2002, in exchange for the final dismissal with prejudice of the lawsuits as to the Company and its defendant subsidiaries and a complete release of all claims against the Company and its defendant subsidiaries set forth in the lawsuits.  The Polyester Polyols Settlement Agreement, which is subject to the approval of the courts in Ontario and Quebec identified above and notice to class members, permits potential class members to opt out of the class and the Company to recover a portion of the settlement funds with respect to certain potential class members that choose to opt out of the settlement.

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

CONTINGENCIES

Environmental Matters

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts.  For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operation and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes that such costs are estimable.  The total amount accrued for such environmental liabilities at December 31, 2005, was $147.9 million.  The Company estimates the determinable environmental liability to range from $133 million to $185 million at December 31, 2005.  The Company is still in the process of evaluating the environmental liabilities related to the former Great Lakes locations, which it assumed as a result of the Merger.  The Company’s reserves include estimates for determinable clean-up costs. During 2005, the Company recorded a pre-tax charge of $3 million to increase its environmental liabilities and made payments of $22.9 million for clean-up costs, which reduced its environmental liabilities.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed the Company’s present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations and cash flows. It is reasonably possible that the Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

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

Vertac - Uniroyal (a wholly owned subsidiary of the Company) and its Canadian subsidiary, Uniroyal Chemical Co./Cie (formerly known as Uniroyal Chemical Ltd./Ltee) were joined with others as defendants in consolidated civil actions brought in the United States District Court, Eastern District of Arkansas, Western Division (“Court”) by the United States of America, the State of Arkansas and Hercules Incorporated (“Hercules”), relating to a Vertac Chemical Company site in Jacksonville, Arkansas.  Uniroyal has been dismissed from the litigation.  However, on May 21, 1997, the Court entered an order finding that Uniroyal Chemical Co./Cie is jointly and severally liable to the United States, and finding that Hercules and Uniroyal Chemical Co./Cie are liable to each other in contribution. On October 23, 1998, the Court entered an order granting the United States’ motion for summary judgment against Uniroyal Chemical Co./Cie and Hercules as to the amount of its claimed removal and remediation costs of $102.9 million at the Vertac site.  Trial on the allocation of these costs as between Uniroyal Chemical Co./Cie and Hercules was concluded on November 6, 1998, and on February 3, 2000, the Court entered an Order finding Uniroyal Chemical Co./Cie liable to the United States for approximately $2.3 million and liable to Hercules in contribution for approximately $0.7 million.  On April 10, 2001, the United States Court of Appeals for the Eighth Circuit (“Appeals Court”) (i) reversed a decision in favor of the United States and against Hercules with regard to the issue of divisibility of harm and remanded the case back to the Court for a trial on the issue; (ii) affirmed the finding of arranger liability against Uniroyal Chemical Co./Cie; and (iii) set aside the findings of contribution between Hercules and Uniroyal Chemical Co./Cie by the Court pending a decision upon remand.  The Appeals Court also deferred ruling on all constitutional issues raised by Hercules and Uniroyal Chemical Co./Cie pending subsequent findings by the Court.  On June 6, 2001, the Appeals Court denied Uniroyal Chemical Co./Cie’s petition for rehearing by the full Appeals Court on the Appeals Court’s finding of arranger liability against Uniroyal Chemical Co./Cie and on December 10, 2001, Uniroyal Chemical Co./Cie’s Petition for a Writ of Certiorari to the United States Supreme Court with regard to the issue of its arranger liability was denied.  On December 12, 2001, the Court concluded hearings pursuant to the April 10, 2001 remand by the Appeals Court and briefing on the issue of divisibility was completed in January 2003.  On March 30, 2005, the Court entered a memorandum opinion and order finding no basis for Hercules’ claim of divisibility of harm for the damages arising from the remediation for which Hercules and Uniroyal Chemical Co./Cie had previously been found jointly and severally liable. The Court also rejected challenges to the constitutionality of CERCLA and its application in this case. Further, the Court affirmed its earlier findings regarding allocation. The net result of the memorandum opinion and order is the allocation of liability upon Uniroyal Chemical Co./Cie of 2.6 percent of the damages imposed jointly and severally upon Uniroyal Chemical Co./Cie and Hercules. This finding returns the parties to the positions held following the Court’s February 3, 2002 order, which resulted in liability upon Uniroyal Chemical Co./Cie to the United States for approximately $2.9 million and liability to Hercules for contribution for approximately $0.7 million. Hercules and Uniroyal Chemical Co./Cie have appealed the findings of the Court regarding the constitutionality of CERCLA, and Hercules has appealed the divisibility findings and the allocation finding. The appeal to the Eighth Circuit Court of Appeals can be expected to take up to eighteen months before judgment. Assuming the Eighth Circuit Court of Appeals affirms all issues, Uniroyal Chemical Co./Cie may elect to petition for certiorari before the United States Supreme Court on the issue of its liability as an “arranger” under the CERCLA statutory scheme.

Petrolia - In April 2004, the Company and other owners of property near our former Petrolia, Pennsylvania facility were named as defendants in a toxic tort class action lawsuit alleging contamination in and around the named areas that gave rise to certain property damage and personal injuries.  The plaintiffs also sought clean-up by the defendants of the alleged contamination.  On October 18, 2005, the Court issued its Memorandum Opinion and Order denying the plaintiffs’ motion for class certification, and the plaintiffs’ have appealed the decision.

Legal Proceedings

Conyers - The Company and certain of its officers and employees have been named as defendants in five state class action lawsuits filed in three counties in Georgia pertaining to the fire at the Company’s Conyers, Georgia warehouse on May 25, 2004 including the Davis case in Rockdale County, the Burtts and Hill cases in Fulton County and the Chapman and Brown cases in Gwinnett County. These suits seek recovery for economic and non-economic damages allegedly suffered as a result of the fire. The Company intends to vigorously defend against these lawsuits. The Company established a claims settlement process within one day of the fire to resolve all legitimate economic and personal injury claims raised by residents and businesses in Rockdale County, Georgia. While attorneys for certain plaintiffs attempted to stop this process, the Rockdale Superior Court ordered that the claims process continue in the interests of the citizens of that county. At the time of the fire, the Company maintained, and continues to maintain, property and general liability insurance. The Company believes that its general liability policies will adequately cover any third party claims and legal and processing fees in excess of the amounts that were recorded through December 31, 2005.

On March 29, 2005, the plaintiffs filed an alleged class action lawsuit in the United States District Court for the Northern District of Georgia, also referred to as the Martin case, seeking recovery of damages allegedly caused by the May 2004 fire. In addition, the Martin plaintiffs seek a declaratory judgment to void, as a matter of law, all settlements executed to date. The Company has filed a motion to dismiss the Martin case on jurisdictional grounds.  The plaintiffs in the state class action lawsuits described above each filed motions to voluntarily dismiss their respective cases in order to include their claims with the Martin federal court action.  The applicable state courts have granted the plaintiffs’ motions to dismiss the Burtts and Hill cases.  The motions to voluntarily dismiss the Chapman and Brown cases remain pending and are subject to opposition by the Company.  The Company has successfully opposed the dismissal of the Davis case and the plaintiffs’ appeal of that outcome was rejected by the Georgia Supreme Court.  The plaintiffs in the Davis case subsequently filed an additional motion to voluntarily dismiss the case which the Court has denied.

Albemarle Corporation - In May 2002, Albemarle Corporation filed two complaints against the Company in the United States District Court for the Middle District of Louisiana, one alleging that the Company infringed three process patents held by Albemarle Corporation relating to bromine vacuum tower technology, and the other alleging that the Company infringed or contributed to or induced the infringement of a patent relating to the use of decabromodiphenyl ethane as a flame retardant in thermoplastics. On a motion by the Company and over Albemarle’s objection, the cases were consolidated. In addition, the Company filed a counterclaim with the District Court in the flame retardant cases, alleging, among other things, that the Albemarle patent is invalid or was obtained as a result of inequitable conduct from the United States Patent and Trademark Office. In March 2004, Albemarle amended its consolidated complaint to add additional counts of patent infringement and trade secret violations. The Company believes that the allegations of Albemarle in the consolidated complaint, as well as the allegations in the additional counts, are without basis factually or legally, and intends to defend the case vigorously.  On October 25, 2005, Albemarle filed a complaint against Chemtura Corporation and Great Lakes Chemical Corporation in the United States District Court for the Middle District of Louisiana alleging that Chemtura and Great Lakes infringed a recently granted U.S. patent held by Albemarle relating to a decabromodiphenyl ethane “wet cake” intermediate product.  The Company believes that the allegations of the complaint are without basis, factually or legally, and intends to defend the case vigorously.

OSCA — Great Lakes previously held interests in a company named OSCA, Inc., which interests were divested to BJ Services Company in May 2002.  OSCA is a party to certain pending litigation regarding a blowout of a well in the Gulf of Mexico operated by Newfield Exploration Company. In the lawsuit, the plaintiffs claimed that OSCA and the other defendants breached their contracts to perform work-over operations on the well and were negligent in performing those operations. Pursuant to an indemnification agreement between Great Lakes and BJ Services entered into at the time of the sale of OSCA, Great Lakes agreed to pay BJ Services a certain percentage of any uninsured cash damages in excess of an amount paid by OSCA upon settlement or final determination of this pending litigation. In April 2002, a jury found OSCA and the other defendants responsible for those claims and determined OSCA’s share of the damages. In connection with the lawsuit, the Company asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident. Following a related trial on these insurance coverage claims, the court issued its final judgments on the underlying liability claims and the insurance coverage claims, entering judgment against OSCA for a net amount of approximately $13.3 million plus interest and finding that such amount was only partially covered by insurance. As of December 31, 2005, the Company had a $9.7 million reserve recorded for this indemnification liability. The Company and BJ Services have appealed certain of the liability and insurance coverage decisions.

The Company intends to assert all meritorious legal defenses and other equitable factors that are available with respect to these matters.  The resolution of the environmental matters now pending or hereafter asserted against the Company or any of its subsidiaries could require the Company to pay remedial costs or damages in excess of its present estimates, and as a result could, either individually or in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

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

The Company has standby letters of credit and guarantees with various financial institutions.  At December 31, 2005 and 2004, the Company had $129.9 million and $64.9 million, respectively, of outstanding letters of credit and guarantees primarily related to its liabilities for environmental remediation, insurance obligations, European value added tax (VAT) obligations, a pending legal matter, a potential tax exposure, and a customer guarantee.  The increase is primarily due to the inclusion of letters of credit and guarantees related to Great Lakes.

The standby letter of credit relating to a potential tax exposure that existed prior to December 31, 2002.  At December 31, 2005 and 2004, the amount of this letter of credit was $20.4 and $16.9 million, respectively.  At December 31, 2005 and 2004, the Company had accrued $10.6 million and $9.5 million, respectively, related to this exposure, which represents the Company’s estimate of the probable outcome of this tax exposure.

The letter of credit for the pending legal matter relates to the indemnification liability that Great Lakes may be obligated to pay relating to the OSCA matter described above.  The amount of the letter of credit was $16.1 million at December 31, 2005.  The Company has accrued $9.7 million at December 31, 2005, for this exposure, which represents its estimate of the probable outcome of this matter.

For the customer guarantee, the Company has contingently guaranteed certain debt obligations of one of its customers.  At December 31, 2005 and 2004, the amount of this guarantee was $2.8 million and $4.2 million, respectively.  Based on past experience and on the underlying circumstances, the Company does not expect to have to perform under this guarantee.  The fair value of the Company’s obligation to stand-ready to perform for the term of the guarantee is not material.

Prior to the deconsolidation of the Polymer Processing Equipment business in April 2005, the Company provided for the estimated cost of product warranties related to this business.  The Company warranted repair or replacement of the equipment purchased by the original buyer for a one-year period from date of shipment if the equipment was either defective in material or workmanship.  In the case of components or units purchased by the Company from other suppliers, the obligation of the Company was limited to giving the buyer the benefit of any warranty the Company had received from the supplier of such components or units.  The product warranty liability at December 31, 2004 was $5.1 million.

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

BUSINESS SEGMENT DATA

The Company evaluates a segment’s performance based on several factors, of which the primary factor is operating profit (loss).  In computing operating profit (loss) by segment, the following items have not been deducted:  (1) general corporate expense; (2) amortization; (3) unabsorbed overhead expense from discontinued operations; (4) facility closures, severance and related costs; (5) antitrust costs;  (6) merger costs; (7) the fair value impact of purchase accounting on inventory; and (8) in-process research and development.  Pursuant to Financial Accounting Standards Board Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” these items have been excluded from the Company’s presentation of segment operating profit (loss) because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance.   The accounting policies of the reporting segments are the same as those described in the Accounting Policies footnote included in the Notes to Consolidated Financial Statements.

The Company has organized its segments around the nature of its products.  As a result of the Merger, the reportable segments of the Company have been realigned and prior periods have been revised to reflect the Company’s new management and reporting structure. The Plastic Additives reporting segment includes the Company’s former plastic additives business unit and the Great Lakes polymer stabilizers business unit (collectively the non-flame retardants plastic additives operating segment) and flame retardants operating segment (excluding the agricultural, fluorine chemicals, performance fluids, industrial water treatment and optical monomer components of the Great Lakes business units).  The Polymers reporting segment includes the EPDM operating segment and the urethane additive and urethane business units (collectively the urethanes operating segment).  The Specialty Additives reporting segment includes the Company’s rubber additives and petroleum additives operating segments.  The petroleum additives business unit includes the performance fluids component of the Great Lakes flame retardants operating segment. The Crop Protection reporting segment includes the Company’s former crop protection operating segment and the agricultural component of the Great Lakes flame retardants operating segment.  The Consumer Products reporting segment includes the former Great Lakes consumer products reporting segment.  The Other reporting segment includes the Great Lakes fluorine chemicals, industrial water treatment and optical monomers business units.

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis, including amortization expense.  These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses related to executives and corporate managers.  Unabsorbed overhead expense from discontinued operations in 2004 represents general overhead costs that were previously absorbed by the Refined Products business unit.  Unabsorbed overhead expense from discontinued operations in 2003 represents general overhead costs that were previously absorbed by the Refined Products and OrganoSilicones business units.  Facility closures, severance and related costs are costs related to the Company’s 2004 activity-based restructuring initiative, the cost reduction initiatives that began in 2001 and 2003 and the relocation of the corporate headquarters that began in 2002.  The antitrust costs are primarily for legal costs associated with antitrust investigations and related civil lawsuits.  Merger costs are non-capitalizable costs associated with the merger of the Company and Great Lakes.  The fair value impact of purchase accounting on inventory and the write-off of in-process research and development are also the direct result of the Merger.  Corporate assets are principally cash, intangible assets (including goodwill) and other assets, (including deferred tax assets) maintained for general corporate purposes.

Certain prior year business segment amounts have been reclassified to conform to the current year presentation.

A summary of business data for the Company’s reportable segments for the years 2005, 2004 and 2003 is as follows:

Information by Business Segment

(In thousands)

	2005	2004	2003
Sales
Plastic Additives	$1,156,627	$856,509	$678,196
Polymers	517,471	469,455	416,190
Specialty Additives	561,090	458,664	410,003
Crop Protection	353,610	320,594	270,870
Consumer Products	261,258	—	—
Polymer Processing Equipment	48,338	180,009	166,539
Other	88,214	—	—
	$2,986,608	$2,285,231	$1,941,798

	2005	2004	2003
Operating Profit (Loss)
Plastic Additives	$73,466	$17,353	$(5,609)
Polymers	94,355	62,477	40,974
Specialty Additives	95,978	21,666	17,045
Crop Protection	82,106	85,695	64,963
Consumer Products	23,215	—	—
Polymer Processing Equipment	(3,003)	3,360	5,164
Other	8,211	—	—
	374,328	190,551	122,537

General corporate expense	(63,690)	(61,415)	(38,738)
Amortization	(28,282)	(16,889)	(13,342)
Unabsorbed overhead expense from discontinued operations	—	(9,483)	(13,667)
Facility closures, severance and related costs	(22,713)	(62,808)	(16,981)
Antitrust costs	(49,109)	(113,736)	(77,716)
Merger costs	(45,230)	—	—
Purchase accounting inventory fair value impact	(37,100)	—	—
In-process research and development	(73,300)	—	—
Operating Profit (Loss)	54,904	(73,780)	(37,907)
Interest expense	(107,701)	(78,441)	(89,653)
Loss on early extinguishment of debt	(55,091)	(20,063)	(24,699)
Other income (expense), net	(11,764)	80,537	(663)
Loss from continuing operations before income taxes and cumulative effect of accounting change	$(119,652)	$(91,747)	$(152,922)

	2005	2004	2003
Depreciation and Amortization
Plastic Additives	$64,667	$45,410	$37,768
Polymers	15,273	15,667	21,843
Specialty Additives	14,858	14,926	19,674
Crop Protection	6,145	7,224	7,696
Consumer Products	5,114	—	—
Polymer Processing Equipment	900	2,458	2,059
Other	1,969	—	—
	108,926	85,685	89,040
Corporate	48,896	32,496	18,791
	157,822	118,181	107,831

	2005	2004	2003
Equity Income (Loss)
Plastic Additives	$1,172	$1,132	$109
Specialty Additives	480	3,566	212
Crop Protection	—	9,602	12,819
	1,652	14,300	13,140
Corporate	(124)	(191)	29
	$1,528	$14,109	$13,169

	2005	2004	2003
Segment Assets
Plastic Additives	$1,236,283	$548,305	$586,663
Polymers	244,147	233,153	207,847
Specialty Additives	307,080	243,545	228,977
Crop Protection	210,508	176,943	175,731
Consumer Products	299,237	—	—
Polymer Processing Equipment	—	96,419	84,330
Other	134,455	—	—
	2,431,710	1,298,365	1,283,548
Assets held for sale	—	97,252	94,350
Corporate	2,554,293	1,283,092	1,151,284
	$4,986,003	$2,678,709	$2,529,182

	2005	2004	2003
Capital Expenditures
Plastic Additives	$39,248	$23,470	$33,476
Polymers	8,548	10,561	10,301
Specialty Additives	12,126	12,491	14,877
Crop Protection	5,906	5,299	3,404
Consumer Products	3,577	—	—
Polymer Processing Equipment	80	1,226	777
Other	2,504	—	—
	71,989	53,047	62,835
Corporate	30,051	6,906	13,798
Total continuing operations	102,040	59,953	76,633
Discontinued operations	2,325	5,278	10,958
	$104,365	$65,231	$87,591

	2005	2004	2003
Equity Method Investments
Plastic Additives	$20,393	8,116	9,253
Specialty Additives	25,882	27,560	27,289
Crop Protection	—	172	27,411
Consumer Products	1,535	—	—
	47,810	35,849	63,953
Corporate	81,448	—	—
	$129,258	$35,849	$63,953

Information by Geographic Area

(In thousands)

Sales are based on location of customer.

	2005	2004	2003
Sales
United States	$1,548,833	$1,096,846	$943,515
Canada	105,309	85,630	71,430
Latin America	171,512	176,779	148,215
Europe/Africa	761,569	656,255	539,988
Asia/Pacific	399,385	269,721	238,650
	$2,986,608	$2,285,231	$1,941,798

	2005	2004	2003
Property, Plant and Equipment
United States	$752,855	$410,408	$439,979
Canada	55,977	56,797	58,725
Latin America	9,666	6,146	9,686
Europe/Africa	333,594	204,060	203,160
Asia/Pacific	40,243	17,514	21,240
	$1,192,335	$694,925	$732,790

SUBSEQUENT EVENT

On March 31, 2005, the Company announced that it has signed a letter of intent and is in final discussions to sell its Industrial Water Treatment business (excluding the Liquibrom® product line) to a United Kingdom private equity firm.  The signing of a definitive agreement is subject to negotiation of final terms, European regulatory approvals and works councils’ consultations.  The transaction is expected to close during the second quarter of 2006.  Proceeds from the sale, if completed, are expected to be used primarily for debt reduction.  The Company does not expect to record a gain or loss on this transaction.

The Industrial Water Treatment business, acquired in the Merger, had 2005 pro forma revenues of approximately $80 million.  The letter of intent contemplates that no facilities will be included in the transaction and that the Company will continue to manufacture products in its Adrian, Michigan and Trafford Park, United Kingdom facilities and sell to the buyer through a supply agreement.  Approximately 40 non-manufacturing employees from the Industrial Water Treatment business are expected to become employees of the buyer.

GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA

The Company’s obligations under its 9 7/8% Senior Notes due 2012 and the Senior Floating Rate Notes due 2010 (the “Senior Notes”) are jointly and severally, fully and unconditionally guaranteed by certain wholly-owned domestic subsidiaries of the Company that guarantee the Company’s new $725 million credit facility that was amended in December 2005 (the “Guarantor Subsidiaries”).  The Company’s subsidiaries that do not guarantee the New Senior Notes are referred to as the “Non-Guarantor Subsidiaries”. The Guarantor Condensed Consolidating Financial Data presented below presents the statements of operations, balance sheets and statements of cash flow data (i) for Chemtura Corporation (the “Parent Company”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Chemtura Corporation’s historical reported financial information); (ii) for the Parent Company, alone (accounting for its Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) for the Guarantor Subsidiaries alone; and (iv) for the Non-Guarantor Subsidiaries alone.

Condensed Consolidating Statement of Operations

Year ended December 31, 2005

(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$2,986,608	$(623,071)	$491,482	$1,575,898	$1,542,299

Cost of products sold	2,203,115	(623,071)	412,624	1,156,813	1,256,749
Selling, general and administrative	330,354	—	67,675	133,028	129,651
Depreciation and amortization	157,822	—	40,855	63,531	53,436
Research and development	51,826	—	2,094	26,717	23,015
Equity income	(1,765)	—	—	(551)	(1,214)
Facility closures, severance and related costs	22,713	—	12,252	10,328	133
Antitrust costs	49,109	—	—	26,904	22,205
Merger costs	45,230	—	5,912	35,183	4,135
In-process research and development	73,300	—	—	49,500	23,800

Operating profit (loss)	54,904	—	(49,930)	74,445	30,389

Interest expense	107,701	—	90,120	16,455	1,126
Loss on early extinguishment of debt	55,091	—	55,091	—	—
Other (income) expense, net	11,764	—	3,380	41,643	(33,259)
Equity in net (earnings) loss of subsidiaries from continuing operations	—	(35,992)	47,583	(3,252)	(8,339)

Earnings (loss) from continuing operations before income taxes and cumulative effect of accounting change	(119,652)	35,992	(246,104)	19,599	70,861
Income tax expense (benefit)	65,198	—	(61,254)	67,177	59,275

Earnings (loss) from continuing operations	(184,850)	35,992	(184,850)	(47,578)	11,586
Earnings (loss) from discontinued operations	2,645	—	1,486	(10)	1,169
Gain (loss) on sale of discontinued operations	(3,889)	—	(33,400)	—	29,511
Cumulative effect of accounting change	(546)	—	(38)	—	(508)

Net earnings (loss)	$(186,640)	$35,992	$(216,802)	$(47,588)	$41,758

Condensed Consolidating Balance Sheet

As of December 31, 2005

(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
ASSETS

Current assets	$1,541,600	$—	$112,041	$589,739	$839,820
Intercompany receivables	—	(9,567,154)	3,422,949	2,654,945	3,489,260
Investment in subsidiaries	—	(5,429,263)	2,548,432	1,008,041	1,872,790
Property, plant and equipment	1,192,335	—	168,610	581,518	442,207
Cost in excess of acquired net assets	1,211,459	—	102,797	622,798	485,864
Other assets	1,040,609	—	307,602	511,439	221,568
Total assets	$4,986,003	$(14,996,417)	$6,662,431	$5,968,480	$7,351,509

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities	$975,689	$—	$231,784	$377,672	$366,233
Intercompany payables	—	(9,603,757)	4,496,917	2,379,879	2,726,961
Long-term debt	1,309,603	—	685,258	435,557	188,788
Other long-term liabilities	925,314	—	306,004	248,875	370,435
Total liabilities	3,210,606	(9,603,757)	5,719,963	3,441,983	3,652,417
Stockholders’ equity	1,775,397	(5,392,660)	942,468	2,526,497	3,699,092
Total liabilities and stockholders’ equity	$4,986,003	$(14,996,417)	$6,662,431	$5,968,480	$7,351,509

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2005

(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(186,640)	$35,992	$(216,802)	$(47,588)	$41,758
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operations:
Loss (gain) on sale of discontinued operations	3,889	—	33,400	—	(29,511)
Loss on early extinguishment of debt	55,091	—	55,091	—	—
Depreciation and amortization	160,602	—	42,780	63,531	54,291
Equity income	(1,528)	—	—	(314)	(1,214)
In-process research and development	73,300	—	—	49,500	23,800
Cumulative effect of accounting change	546	—	38	—	508
Changes in assets and liabilities, net	(184,472)	(35,992)	176,967	(5,078)	(320,369)
Net cash (used in) provided by operations	(79,212)	—	91,474	60,051	(230,737)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	108,809	—	90,666	—	18,143
Cash acquired in acquisitions, net of transaction costs paid	41,138	—	(12,396)	47,101	6,433
Capital expenditures	(104,365)	—	(12,472)	(57,577)	(34,316)
Other investing activities	5,563	—	(112)	28	5,647
Net cash provided by (used in) investing activities	51,145	—	65,686	(10,448)	(4,093)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) credit facility	383,000	—	225,000	(21,000)	179,000
Payments on long-term borrowings	(406,498)	—	(396,312)	(10,186)	—
Proceeds from long-term borrowings	9,000	—	—	9,000	—
Proceeds from (payments on) short-term borrowings	35,667	—	(99)	(53)	35,819
Premium paid on early extinguishment of debt	(40,657)	—	(40,657)	—	—
Payments for debt issuance costs	(2,547)	—	(2,547)	—	—
Dividends paid	(35,555)	—	(35,555)	—	—
Proceeds from exercise of stock options	75,275	—	75,275	—	—
Other financing activities	(856)	—	(856)	—	—
Net cash provided by (used in) financing activities	16,829	—	(175,751)	(22,239)	214,819

CASH
Effect of exchange rates on cash	(8,906)	—	—	—	(8,906)
Change in cash	(20,144)	—	(18,591)	27,364	(28,917)
Cash at beginning of period	158,700	—	22,972	1,248	134,480
Cash at end of period	$138,556	$—	$4,381	$28,612	$105,563

Condensed Consolidating Statement of Operations

Year ended December 31, 2004

(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$2,285,231	$(565,801)	$601,362	$937,034	$1,312,636

Cost of products sold	1,759,900	(565,801)	557,805	704,298	1,063,598
Selling, general and administrative	270,615	—	67,039	87,731	115,845
Depreciation and amortization	118,181	—	46,558	28,278	43,345
Research and development	47,880	—	8,178	19,064	20,638
Equity income	(14,109)	—	(94)	(12,049)	(1,966)
Facility closures, severance and related costs	62,808	—	29,089	11,737	21,982
Antitrust costs	113,736	—	—	113,736	—

Operating profit (loss)	(73,780)	—	(107,213)	(15,761)	49,194

Interest expense	78,441	—	74,877	2,138	1,426
Loss on early extinguishment of debt	20,063	—	20,063	—	—
Other (income) expense, net	(80,537)	—	(241)	(44,419)	(35,877)
Equity in net (earnings) loss of subsidiaries from continuing operations	—	153,555	(82,376)	(56,943)	(14,236)

Earnings (loss) from continuing operations before income taxes	(91,747)	(153,555)	(119,536)	83,463	97,881
Income tax expense (benefit)	(49,788)	—	(79,048)	4,638	24,622

Earnings (loss) from continuing operations	(41,959)	(153,555)	(40,488)	78,825	73,259
Earnings (loss) from discontinued operations	5,227	—	3,756	(157)	1,628
Gain (loss) on sale of discontinued operations	2,142	—	(3,358)	—	5,500

Net earnings (loss)	$(34,590)	$(153,555)	$(40,090)	$78,668	$80,387

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

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2004

(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(34,590)	$(153,555)	$(40,090)	$78,668	$80,387
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operations:
Gain on sale of Gustafson joint venture	(92,938)	—	—	(74,707)	(18,231)
Gain on sale of discontinued operations	(2,142)	—	3,358	—	(5,500)
Loss on early extinguishment of debt	20,063	—	20,063	—	—
Depreciation and amortization	126,086	—	51,721	28,278	46,087
Equity income	(14,109)	—	(94)	(12,049)	(1,966)
Changes in assets and liabilities, net	33,906	153,555	(14,409)	(106,887)	1,647
Net cash provided by (used in) operations	36,276	—	20,549	(86,697)	102,424

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	151,219	—	24,867	105,272	21,080
Capital expenditures	(65,231)	—	(16,730)	(19,994)	(28,507)
Other investing activities	253	—	307	—	(54)
Net cash provided by (used in) investing activities	86,241	—	8,444	85,278	(7,481)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term borrowings	(490,006)	—	(490,006)	—	—
Proceeds from long-term borrowings	597,499	—	597,499	—	—
Payments on domestic credit facility	(57,000)	—	(57,000)	—	—
Proceeds from (payments on) short-term borrowings	44	—	—	(90)	134
Premium paid on early extinguishment of debt	(19,044)	—	(19,044)	—	—
Payments for debt issuance costs	(23,113)	—	(23,113)	—	—
Dividends paid	(22,931)	—	(22,931)	—	—
Proceeds from exercise of stock options	6,529	—	6,529	—	—
Other financing activities	2,077	—	1,173	700	204
Net cash (used in) provided by financing activities	(5,945)	—	(6,893)	610	338

CASH
Effect of exchange rates on cash	2,915	—	—	—	2,915
Change in cash	119,487	—	22,100	(809)	98,196
Cash at beginning of period	39,213	—	872	2,057	36,284
Cash at end of period	$158,700	$—	$22,972	$1,248	$134,480

Condensed Consolidating Statement of Operations

Year ended December 31, 2003

(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$1,941,798	$(486,992)	$460,795	$835,628	$1,132,367

Cost of products sold	1,480,401	(486,992)	413,037	632,127	922,229
Selling, general and administrative	260,198	—	72,569	90,882	96,747
Depreciation and amortization	107,831	—	39,110	31,051	37,670
Research and development	49,747	—	11,774	18,165	19,808
Equity income	(13,169)	—	(109)	(10,199)	(2,861)
Facility closures, severance and related costs	16,981	—	6,258	6,800	3,923
Antitrust costs	77,716	—	—	77,716	—

Operating profit (loss)	(37,907)	—	(81,844)	(10,914)	54,851

Interest expense	89,653	—	81,425	8,990	(762)
Loss on early extinguishment of debt	24,699	—	24,699	—	—
Other (income) expense, net	663	—	7,796	8,571	(15,704)
Equity in net (earnings) loss of subsidiaries from continuing operations	—	41,209	(9,465)	(32,200)	456

Earnings (loss) from continuing operations before income taxes and cumulative effect of accounting change	(152,922)	(41,209)	(186,299)	3,725	70,861
Income tax expense (benefit)	(35,288)	—	(69,397)	5,974	28,135
Earnings (loss) from continuing operations before cumulative effect of accounting Change	(117,634)	(41,209)	(116,902)	(2,249)	42,726
Earnings from discontinued operations	25,297	—	4,242	(266)	21,321
Gain on sale of discontinued operations	111,692	—	(9,859)	—	121,551
Cumulative effect of accounting change	(401)	—	(401)	—	—
Net earnings (loss)	$18,954	$(41,209)	$(122,920)	$(2,515)	$185,598

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2003

(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$18,954	$(41,209)	$(122,920)	$(2,515)	$185,598
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operations:
Cumulative effect of accounting change	401	—	401	—	—
(Gain) loss on sale of discontinued operations	(111,692)	—	9,859	—	(121,551)
Loss on early extinguishment of debt	24,699	—	24,699	—	—
Depreciation and amortization	136,087	—	60,350	31,051	44,686
Equity income	(13,169)	—	(109)	(10,199)	(2,861)
Changes in assets and liabilities, net	(70,110)	41,209	150,416	12,750	(274,485)
Net cash (used in) provided by operations	(14,830)	—	122,696	31,087	(168,613)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	633,427	—	413,984	—	219,443
Capital expenditures	(87,591)	—	(22,751)	(26,046)	(38,794)
Other investing activities	1,707	—	1,779	—	(72)
Net cash provided by (used in) investing activities	547,543	—	393,012	(26,046)	180,577

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term notes	(478,380)	—	(476,315)	—	(2,065)
Proceeds from domestic credit facility	32,000	—	32,000	—	—
Payments on short-term borrowings	(1,824)	—	—	—	(1,824)
Premium paid on early extinguishment of debt	(23,804)	—	(23,804)	—	—
Dividends paid	(22,556)	—	(22,556)	—	—
Common shares acquired	(22,080)	—	(22,080)	—	—
Proceeds from exercise of stock options	45	—	45	—	—
Other financing activities	2,278	—	2,305	—	(27)
Net cash used in financing activities	(514,321)	—	(510,405)	—	(3,916)

CASH
Effect of exchange rates on cash	3,880	—	—	—	3,880
Change in cash	22,272	—	5,303	5,041	11,928
Cash at beginning of period	16,941	—	(4,431)	(2,984)	24,356
Cash at end of period	$39,213	$—	$872	$2,057	$36,284

SUMMARIZED UNAUDITED QUARTERLY FINANCIAL DATA

	2005
(In thousands, except per share data)	First		Second	Third		Fourth
Net sales	$589,730		$602,329	$918,416		$876,133
Gross profit	$169,256		$180,071	$215,063		$219,103

Earnings (loss) from continuing operations	$18,229	(b)	$10,174 (c)	$(120,285	)(d)	$(92,968	)(e)
Earnings from discontinued operations	2,206		450	(25)		14
Gain on sale of discontinued operations	—		(27,622)	1,388		22,345
Cumulative effect of accounting change	—		—	—		(546)
Net earnings (loss)	$20,435		$(16,998)	$(118,922)		$(71,155)

Basic per share data (a):
Earnings (loss) from continuing operations	$0.16		$0.09	$(0.51)		$(0.39)
Earnings from discontinued operations	0.02		—	—		—
Gain on sale of discontinued operations	—		(0.23)	0.01		0.09
Cumulative effect of accounting change	—		—	—		—
Net earnings (loss)	$0.18		$(0.14)	$(0.50)		$(0.30)

Diluted per share data (a):
Earnings (loss) from continuing operations	$0.15		$0.09	$(0.51)		$(0.39)
Earnings from discontinued operations	0.02		—	—		—
Gain on sale of discontinued operations	—		(0.23)	0.01		0.09
Cumulative effect of accounting change	—		—	—		—
Net earnings (loss)	$0.17		$(0.14)	$(0.50)		$(0.30)

	2004
(In thousands, except per share data)	First		Second	Third		Fourth
Net sales	$555,509		$581,411	$574,025		$574,286
Gross profit	$130,235		$132,602	$137,503		$124,991

Earnings (loss) from continuing operations	$60,793	(f)	$(872)	$(44,855	)(g)	$(57,025	)(h)
Earnings from discontinued operations	160		1,956	2,003		1,108
Gain on sale of discontinued operations	—		—	2,142		—
Net earnings (loss)	$60,953		$1,084	$(40,710)		$(55,917)

Basic and diluted per share data:
Loss from continuing operations before cumulative effect of accounting change	$0.53		$(0.01)	$(0.39)		$(0.50)
Earnings from discontinued operations	—		0.02	0.02		0.01
Gain on sale of discontinued operations	—		—	0.02		—
Net earnings (loss)	$0.53		$0.01	$(0.35)		$(0.49)

(a)          The sum of the earnings per common share for the four quarters does not equal the total earnings per common share for 2005 due to quarterly changes in the average number of shares outstanding.

(b)         Earnings from continuing operations for the first quarter of 2005 includes a pre-tax charge for antitrust costs of $3.2 million.

(c)          Earnings from continuing operations for the second quarter of 2005 includes pre-tax charges for facility closures, severance and related costs of $23.9 million, merger costs of $8.7 million and antitrust costs of $3.3 million.

(d)         The loss from continuing operations for the third quarter of 2005 includes pre-tax costs related to the Merger, consisting of the write-off of in-process research and development of $73.3 million, the impact of purchase accounting related to inventory of $37.1 million and merger costs of $19.4 million.  Other pre-tax items include charges for a loss on the early extinguishment of debt for $10.9 million and antitrust costs of $6.7 million.

(e)          The loss from continuing operations for the fourth quarter of 2005 includes pre-tax charges for loss on early extinguishment of debt of $44.2 million, antitrust costs of $35.9 million (includes $16.1 million for settlement with the European Commission $15.5 million to adjust expected class action settlements and $6.2 million for settlement with Canadian rubber chemical claimants) and merger costs of $17.2 million, partially offset by adjustments to in-process research and development of $2.1 million and facility closures, severance and related costs of $1.6 million.

(f)            Earnings from continuing operations for the first quarter of 2004 includes a pre-tax gain on the sale of the Gustafson joint venture of $90.9 million.

(g)         The loss from continuing operations for the third quarter of 2004 includes pre-tax charges for facility closures, severance and related costs of $40.1 million and a loss on the early extinguishment of debt of $20.1 million related to the Company’s Refinancing.

(h)         The loss from continuing operations for the fourth quarter of 2004 includes pre-tax charges for antitrust costs of $96.9 million (includes $93.1 million for the expected settlement of three direct purchaser class action lawsuits), facility closures, severance and related costs of $17 million, and $37.5 million primarily associated with a favorable tax audit settlement of the Company’s 1998 through 2001 federal income tax returns.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Chemtura Corporation:

We have audited the accompanying consolidated balance sheets of Chemtura Corporation (the “Company”) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemtura Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Chemtura Corporation and subsidiaries internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Stamford, CT

March 31, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Chemtura Corporation:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A.(b), that Chemtura Corporation (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Chemtura Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Chemtura Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Chemtura Corporation acquired Great Lakes Chemical Corporation on July 1, 2005, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, Chemtura’s internal control over financial reporting.  Total assets related to Great Lakes Chemical Corporation of $1,756.8 million and revenues for the six-month period subsequent to the acquisition (July 1 — December 31, 2005) of $781.0 million were included in the consolidated financial statements of Chemtura Corporation and subsidiaries as of and for the year ended December 31, 2005.  Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Great Lakes Chemical Corporation as of December 31, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chemtura Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 31, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Stamford, CT

March 31, 2006

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

As of December 31, 2005, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report in ensuring that all material information required to be filed in this Annual Report on Form 10-K has been made known to them in a timely manner.

(b) Management’s Annual Report on Internal Control Over Financial Reporting.

Chemtura’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including Chemtura’s principal executive officer and principal financial officer, Chemtura conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In conducting Chemtura’s evaluation of the effectiveness of its internal control over financial reporting, Chemtura has excluded the acquisition of Great Lakes Chemical Corporation, which was completed by Chemtura in 2005. Great Lakes Chemical Corporation represented approximately $1.76 billion, or 35.24%, of Chemtura’s total assets as of December 31, 2005 and approximately $781 million, or 26.15%, of Chemtura’s total revenues for the year then ended.

Based on Chemtura’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2005. KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report, which is included herein, on management’s assessment of Chemtura’s internal control over financial reporting.

(c) Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information called for by this item concerning directors of the Corporation and committees of the Board of Directors is included in the definitive proxy statement for the Corporation’s Annual Meeting of Stockholders to be held on April 27, 2006, under the captions “Election of Four Directors,” “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”, which is to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, and such information is incorporated herein by reference.

There is no family relationship between any of such directors, and there is no arrangement or understanding between any of them and any other person pursuant to which any such director was selected as a director or nominee.

Information called for by this item concerning Executive Officers is included in Part I pursuant to General Instruction G to Form 10-K.

The Corporation has adopted a written code of ethics, “Code of Business Conduct,” which is applicable to all Chemtura directors, officers and employees, including the Corporation’s Chief Executive Officer, Chief Financial Officer, and principal accounting officer and controller and other executive officers performing similar functions (collectively, the “Selected Officers”).  In accordance with the rules and regulations of the Securities and Exchange Commission, a copy of the Code of Business Conduct is publicly available on the Corporation’s website at www.chemtura.com.  The Corporation intends to disclose any amendments to or waivers from its code of ethics applicable to any Selected Officer or director on its website at www.chemtura.com.  The Code of Business Conduct may also be requested in print by writing to the Corporation’s Corporate Secretary at Chemtura Corporation, 199 Benson Road, Middlebury, CT  06749 USA.

ITEM 11.  EXECUTIVE COMPENSATION

Information called for by this item is included in the definitive proxy statement for the Corporation’s Annual Meeting of Stockholders to be held on April 27, 2006, under the caption “Officers’ and Directors’ Compensation,” which is to be filed with the Commission pursuant to Regulation 14A and such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth herein, information called for by this item is included in the definitive proxy statement for the Corporation’s Annual Meeting of Stockholders to be held on April 27, 2006, under the captions “Principal Holders of Voting Securities” and “Security Ownership of Management,” which is to be filed with the Commission pursuant to Regulation 14A, and such information is incorporated herein by reference.

The following table provides information about shares of the Corporation’s common stock that may be issued upon the exercise of options, warrants and rights under the Corporation’s equity compensation plans as of December 31, 2005:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan Category
Equity compensation plans approved by security holders (1)	13,243,847	$11.6237	5,754,591	(2)
Equity compensation plans not approved by security holders (3)	529,869	$7.4161	192,493
Equity compensation not approved by security holders. Options granted to Mark P. Bulriss, Great Lakes Chemical Corporation former CEO. Reported in May 2004 Great Lakes Chemical Proxy Statement (4)	1,556,240	$18.9000	—

Total	15,329,956	$12.2169	5,947,084

(1)          Includes Crompton Corporation 2001 Employee Stock Purchase Plan; Crompton Corporation 1998 Long-Term Incentive Plan; Crompton Corporation 1988 Long-Term Incentive Plan; 1993 Stock Option Plan for Non-Employee Directors; Great Lakes Chemical Corporation 1993 Employee Stock Compensation Plan; Great Lakes Chemical Corporation 1998 Stock Compensation Plan; and Great Lakes Chemical Corporation 2002 Stock Option and Incentive Plan.

(2)          Includes 1,375,247 of common stock available for future issuance as of December 31, 2005 for the Crompton Corporation 2001 Employee Stock Purchase Plan.

(3)          Includes Crompton Corporation 2001 Employee Stock Option Plan.

(4)          Stock Options granted to Mr. Bulriss, Great Lakes Chemical Corporation former CEO, pursuant to his employee agreement.  Shareholder approval of this grant was not required under rules of the NYSE.  It was reported in the 2004 Great Lakes Chemical Corporation Proxy Statement.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by this item is included in the definitive proxy statement for the Corporation’s Annual Meeting of Stockholders to be held on April 27, 2006, under the caption “Principal Accountant Fees and Services,” which is to be filed with the Commission pursuant to Regulation 14A, and such information is incorporated herein by reference.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)             The following documents are filed as part of this report:

1.               Financial statements and Report of Independent Registered Public Accounting Firm, as required by Item 8 of this form appear on pages 68 through 133 of this Report.

(i)              Consolidated Statements of Operations for the years ended December 31, 2005, 2004, and 2003;

(ii)           Consolidated Balance Sheets as of December 31, 2005 and 2004;

(iii)        Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003;

(iv)       Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003;

(v)          Notes to Consolidated Financial Statements; and

(vi)       Report of Independent Registered Public Accounting Firm.

2.               Consent and Report of Independent Registered Public Accounting Firm (Exhibit 23), and Financial Statement Schedule II, Valuation and Qualifying Accounts, required by Regulation S-X are included on pages 146 and 147 of this Report.

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

2.4

Purchase Agreement by and among Crompton Corporation, as Crompton and Uniroyal Chemical Company, Inc. and GT Seed Treatment, Inc., as Sellers, and Bayer CropScience LP, as Purchaser and Gustafson LLC, as the Company, dated as of March 22, 2004 (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K dated March 31, 2004 (“March 31, 2004 8-K”).

2.5	Purchase Agreement by and between Crompton Co./Cie, as Seller, and Bayer CropScience Inc., as

Purchaser, dated as of March 22, 2004 (incorporated by reference to Exhibit 99.3 to the March 31, 2004 8-K).

2.6

Agreement and Plan of Merger, dated as of March 8, 2005, among Crompton Corporation, Copernicus Merger Corporation and Great Lakes Chemical Corporation (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K dated March 10, 2005).

2.7

Asset Purchase Agreement by and between Crompton Corporation and RP Products, LLC, dated as of March 17, 2005 (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K dated March 22, 2005).

2.8

Contribution Agreement among Crompton Holding Corporation, Davis-Standard Corporation, BCCM Holdings, Inc., BCCM, LLC and Davis-Standard, LLC, dated as of March 31, 2005 (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K dated April 4, 2005).

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

3(i)(d)

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant dated July 1, 2005 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K dated July 1, 2005 (“July 1, 2005 8-K”)).

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

4.3

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

4.4

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

4.5

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

4.6	Fourth Amendment dated as of June 20, 2003, to the Five-Year Credit Agreement dated as of October 28, 1999, by and among the Registrant, certain subsidiaries of the Registrant, various

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

4.7

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

4.8

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

4.9

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

4.10

Waiver No. 2 dated as of March 26, 2004, to the Five-Year Credit Agreement dated as of October 28, 1999, by and among the Registrant, certain subsidiaries of the Registrant, various banks, JPMorgan Chase Bank, as syndication Agent; CitiCorp USA, Inc. (as successor to Citibank, N.A. in its capacity as Administrative Agent), as Administrative Agent; and Bank of America, N.A. and Deutsche Bank Securities Inc. (formerly known as Deutsche Bank Alex Brown Inc.), as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2004 (“March 31, 2004 10-Q”)).

4.11

Amendment pursuant to Waiver No. 3 dated as of July 1, 2004, to the Five-Year Credit Agreement dated as of October 28, 1999, by and among the Registrant, certain subsidiaries of the Registrant, various banks, JPMorgan Chase Bank, as Syndication Agent; CitiCorp USA, Inc. (as successor to Citibank, N.A. in its capacity as Administrative Agent), as Administrative Agent; and Bank of America, N.A. and Deutsche Bank Securities Inc. (formerly known as Deutsche BanK Alex Brown Inc.) as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 (“June 30, 2004 10-Q)).

4.12

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

4.13

Form of Purchase Agreement, dated as of March 2, 2000, by and among the Registrant, as Seller, and Merrill Lynch, ABN AMRO Incorporated, Bank of America Securities LLC, Chase Securities Inc., Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Salomon Smith Barney Inc. (together, the “Initial Purchasers”), relating to $600 Million of 8 1/2% Senior Notes due 2005 (incorporated by reference to Exhibit 4.14 of the 1999 Form 10-K).

4.14

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

4.15

Form of First Supplemental Indenture, dated February 1, 1996, by and among Witco, Chase Manhattan Bank, N.A., the Initial Trustee, and Fleet National Bank of Connecticut, the Note Trustee, relating to Witco’s 6 1/8% Notes due 2006 and 6 7/8% Notes due 2026 (incorporated by reference to Registration Statement on Form S-3, Registration Number 33-065203, filed January 25, 1996).

4.16

Form of $600 Million of 8.50% Senior Notes due 2005, dated June 9, 2000, registered for public trading with the Securities and Exchange Commission and issued in exchange for identical securities sold in March 2000, which were not registered for public trading (incorporated by reference to Exhibit 4 of the Registrant’s Form 10-Q for the quarter ended June 30, 2000).

4.17

Second Supplemental Indenture, dated as of August 5, 2004, between Crompton Corporation and U.S. Bank, National Association, to the 1993 Indenture (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-4 Registration Number 333-119641, filed on October 8, 2004 (“2004 Form S-4”)).

4.18

Indenture, dated as of August 16, 2004, among Crompton Corporation, the Guarantors listed on Schedule A thereto, Wells Fargo Bank, National Association, as trustee and Deutsche Bank Trust Company Americas as Note Custodian, Paying Agent and Registrar, relating to the Registrant’s 9 7/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.5 of the 2004 S-4).

4.19

Indenture, dated as of August 16, 2004, among Crompton Corporation, the Guarantors listed on Schedule A thereto, Wells Fargo Bank, National Association, as trustee and Deutsche Bank Trust Company Americas as Note Custodian, Paying Agent and Registrar, relating to the Registrant’s Senior Floating Rate Notes due 2010 (incorporated by reference to Exhibit 4.6 of the 2004 S-4).

4.20

Supplemental Indenture dated as of May 31, 2005, by and between Crompton Corporation and Wells Fargo Bank, National Association, as Trustee, relating to Crompton Corporation Senior Floating Rate Notes due 2010 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K dated June 1, 2005 (“June 1, 2005 8-K”).

4.21

Supplemental Indenture dated as of May 31, 2005, by and between Crompton Corporation and Wells Fargo Bank, National Association, as Trustee, relating to Crompton Corporation 9 7/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.2 to the June 1, 2005 8-K).

10.1+

Form of Supplemental Retirement Agreement dated as of August 21, 1996, between a subsidiary of the Registrant and two executive officers of the Registrant (incorporated by reference to Exhibit 10.29 to the 1996 Form 10-K).

10.2+	Amended Crompton Corporation 1988 Long Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s 2001 Form 10-K).

10.3

Trust Agreement dated as of May 15, 1989, between Crompton & Knowles and Shawmut Worcester County Bank, N.A. and First Amendment thereto dated as of February 8, 1990 (incorporated by reference to Exhibit 10(w) to the Crompton & Knowles Form 10-K for the fiscal year ended December 30, 1989).

10.4+

Restricted Stock Plan for Directors of Crompton & Knowles approved by the stockholders on April 9, 1991 (incorporated by reference to Exhibit 10(z) to the Crompton & Knowles Form 10-K for the fiscal year ended December 28, 1991).

10.5+	Amended 1993 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.21 to the Crompton & Knowles Form 10-K for the fiscal year ended December 26, 1998).

10.6

Second Amended and Restated Lease Agreement between the Middlebury Partnership, as Lessor, and Uniroyal, as Lessee, dated as of August 28, 1997 (incorporated by reference to Exhibit 10 to the UCC/Uniroyal 10-Q for the quarter ended September 27, 1997).

10.7

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

10.8

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

10.9	First Amendment dated as of January 17, 2003, to the Amended and Restated Receivables Sale Agreement, dated as of January 18, 2002, among Crompton & Knowles Receivables Corporation, as the Seller, the Registrant, as the Initial Collection Agent, ABN AMRO Bank N.V., as the Agent, certain liquidity providers, ABN AMRO Bank, N.V., as the Enhancer, and Amsterdam Funding Corporation (incorporated by reference to Exhibit 10.202 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002).

10.10

Form of Receivables Purchase Agreement, dated as of December 11, 1998, by and among Crompton & Knowles, as Initial Collection Agent, and certain of its subsidiaries, as Sellers, Crompton & Knowles Receivables Corporation, as Buyer, and ABN AMRO Bank N.V., as Agent (incorporated by reference to Exhibit 10.292 to the 1998 Form 10-K).

10.11

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

10.12

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

10.13

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

10.14

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

10.15

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

10.16

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

10.17

Sixth Amendment dated as of April 15, 2004, to the Amended and Restated Receivables Sales Agreement dated as of January 18, 2002, by and among Crompton & Knowles Receivables Corporation, as Seller, the Registrant, as the Initial Collection Agent, and ABN AMRO Bank, N.V., as Enhancer and Agent (incorporated by reference to Exhibit 10.2 to the March 31, 2004 10-Q).

10.18

Supplement No. 1 dated as of March 26, 2004, to the Security Agreement dated as of December 21, 2001, among the Registrant, various subsidiaries of the Registrant, and Citicorp USA, Inc., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the March 31, 2004 10-Q).

10.19

Settlement Agreement dated August 11, 2004, between Crompton Corporation and plaintiff class representatives (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 11, 2004).

10.20+

Change in Control Agreements dated as of September 13, 2004, between Crompton Corporation and each of Karen R. Osar, Myles S. Odaniell, Lynn A. Schefsky, and Gregory E. McDaniel (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 15, 2004).

10.21	Credit Agreement, dated as of August 16, 2004, among Crompton Corporation, the Lenders from time to time party thereto, Deutsche Bank AG, Cayman Islands Branch, as Deposit Bank and

Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.43 to the 2004 Form S-4).

10.22

Second Amended and Restated Receivables Sale Agreement, dated as of August 16, 2004, among Crompton & Knowles Receivables Corporation, as Seller, Crompton Corporation, as the Initial Collection Agent, ABN AMRO Bank N.V., as the Agent, the Liquidity Providers from time to time party thereto, and Amsterdam Funding Corporation (incorporated by reference to Exhibit 10.44 to the 2004 Form S-4).

10.23

Amendment Number 5 dated as of August 16, 2004, to the Receivables Purchase Agreement dated as of December 11, 1998, by and among Crompton Corporation (as successor to Crompton & Knowles), as initial Collection Agent, and certain of its subsidiaries, as Sellers, Crompton & Knowles Receivables Corporation, as Buyer, and ABN AMRO Bank N.W., as Agent (incorporated by reference to Exhibit 10.45 to the 2004 Form S-4).

10.24

Registration Rights Agreement, dated as of August 16, 2004, among Crompton Corporation, and the subsidiaries of Crompton Corporation listed on Schedule I attached thereto, Deutsche Bank Securities Inc., Bank of America Securities LLC, Citigroup Global Markets Inc. and Credit Suisse First Boston LLC as initial purchasers (incorporated by reference to Exhibit 10.46 to the 2004 Form S-4).

10.25

Security Agreement, dated as of August 16, 2004, among Crompton Corporation, certain of its subsidiaries from time to time party thereto and Deutsche Bank AG New York Branch as Collateral Agent (incorporated by reference to Exhibit 10.47 of the 2004 Form S-4).

10.26

Pledge Agreement, dated as of August 16, 2004, among Crompton Corporation, certain of its subsidiaries from time to time party thereto and Deutsche Bank AG New York Branch, as Pledgee (incorporated by reference to Exhibit 10.48 to the 2004 Form S-4).

10.27

Subsidiaries Guaranty, dated as of August 16, 2004, among certain subsidiaries of Crompton Corporation and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.49 of the 2004 form S-4).

10.28+	Amended Crompton Corporation 1998 Long Term Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s 2001 Form 10-K).

10.29+

Form of Supplemental Retirement Agreement, dated as of October 21, 1999, by and between the Registrant and various of its executive officers (incorporated by reference to Exhibit 10.35 of the 1999 Form 10-K).

10.30+

Form of Amendment 2003-1 to the Supplemental Retirement Agreement dated various dates in December 2003 by and between the Registrant and various of its executive officers (incorporated by reference to Exhibit 10.27 to the 2003 Form 10-K).

10.31+	Employment Agreement by and between the Registrant and Robert L. Wood dated January 7, 2004 (incorporated by reference to Exhibit 10.28 to the 2003 Form 10-K).

10.32+

Description of Amendment to the Employment Agreement by and between the Registrant and Robert L. Wood dated January 7, 2004 (incorporated by reference to Item 1.01 to the Registrant’s Form 8-K dated October 20, 2005).

10.33+

Form of 2004-2006 Long Term Incentive Award Agreement dated February 3, 2004 by and between the Registrant and various of its executive officers (incorporated by reference to Exhibit 10.30 to the 2003 Form 10-K).

10.34+	Separation Agreement dated April 27, 2004 by and between the Registrant and Vincent A. Calarco (incorporated by reference to Exhibit 10.2 to the Registrant’s June 30, 2004 Form 10-Q).

10.35+	Separation Agreement dated June 22, 2004 by and between the Registrant and Peter Barna (incorporated by reference to Exhibit 10.3 to the Registrant’s June 30, 2004 Form 10-Q).

10.36+	Consulting Agreement dated June 7, 2004 by and between the Registrant and Vincent A. Calarco (incorporated by reference to Exhibit 10.4 to the Registrant’s June 30, 2004 Form 10-Q).

10.37+

Form of Stock Option Agreement (undated) by and between the Registrant and various of its executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated November 29, 2004 (“November 29, 2004 Form 8-K”)).

10.38+	Form of Restricted Stock Agreement (undated) by and between the Registrant and various of its executive officers (incorporated by reference to Exhibit 10.2 to the November 29, 2004 Form 8-K).

10.39+	Form of Crompton Corporation Summary of Compensation and Benefits for Non-Employee Directors, dated March 2005 (incorporated by reference to Exhibit 10.47 to the Registrant’s 2004 10-K).

10.40+	Separation Agreement dated December 31, 2004, by and between the Registrant and Alfred F. Ingulli (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated January 4, 2005).

10.41

Form of Global Settlement Agreement dated January 11, 2005, by and between the Registrant and Uniroyal and the Class Plaintiffs, both individually and on behalf of the Class Members, pertaining to the class action lawsuits in rubber chemicals, EPDM and nitrile rubber (incorporated by reference to Exhibit 10.49 to the Registrant’s 2004 Form 10-K).

10.42+

Form of 2005 Management Incentive Program, effective February 23, 2005, by and between the Registrant and various key management personnel (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated February 28, 2005 (“February 28, 2005 8-K”)).

10.43+

Form of 2005-2007 Long-Term Incentive Award Agreement, effective February 23, 2005, by and between the Registrant and various key management personnel (incorporated by reference to Exhibit 10.3 to the February 28, 2005 8-K).

10.44+

Form of Supplemental Savings Plan, effective January 1, 2005, by and between the Registrant and various key management personnel (incorporated by reference to Exhibit 10.1 to the February 28, 2005 8-K).

10.45+	2005 Crompton Corporation Short-Term Incentive Plan, effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated April 27, 2005).

10.46+

Separation Agreement and General Release dated as of April 29, 2005, by and between the Registrant and Robert W. Ackley (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated May 2, 2005).

10.47

Credit Agreement, dated as of July 1, 2005, among the Registrant, the Lenders listed therein, Citibank, N.A., as Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated July 1, 2005 (“July 1, 2005 8-K”)).

10.48

Second Supplemental Indenture, dated as of July 1, 2005, to the Indenture dated as of August 16, 2004, among the Registrant, Great Lakes Chemical Corporation and certain of its subsidiaries and Wells Fargo Bank, National Association, as Trustee (9 7/8% Senior Notes due 2012) (incorporated by reference to Exhibit 10.2 to the July 1, 2005 8-K).

10.49

Second Supplemental Indenture, dated as of July 1, 2005, to the Indenture, dated as of August 16, 2004, among the Registrant, Great Lakes Chemical Corporation and certain of its subsidiaries and Wells Fargo Bank, National Association, as Trustee (Senior Floating Rate Notes due 2010) (incorporated by reference to Exhibit 10.3 to the July 1, 2005 8-K).

10.50

Fourth Supplemental Indenture, dated as of July 1, 2005, to the Indenture dated as of February 1, 1993, among the Registrant, the guarantors signatory thereto, Manufacturers and Traders Trust Company, as Trustee, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.4 to the July 1, 2005 8-K).

10.51

Supplemental Indenture, dated as of July 1, 2005, to the Indenture dated as of July 16, 1999, among Great Lakes Chemical Corporation, the Registrant, the guarantors signatory thereto and J.P. Morgan Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 10.5 to the July 1, 2005 8-K).

10.52+

Description of directors’ fees to be paid to former directors of Great Lakes Chemical Corporation upon their joining the Registrant’s Board of Directors (incorporated by reference to item 1.01 of the Registrant’s Form 8-K dated July 21, 2005).

10.53

Amendment No. 1 to the Credit Agreement by and among the Registrant, various lenders and Citibank, N.A., as Agent, dated as of December 12, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated December 15, 2005 (“December 15, 2005 8-K”)).

10.54

Amended and Restated Credit Agreement by and among the Registrant, various lenders and Citibank, N.A., as Agent, dated as of December 12, 2005 (incorporated by reference to Exhibit 10.2 to the December 15, 2005 8-K).

10.55+

Description of directors’ fees to be paid to the directors of the Registrant for 2006 (incorporated by reference to Item 1.01(i) to the Registrant’s Form 8-K dated January 26, 2006 (“January 26, 2006 8-K”)).

10.56+	Form of 2006-2008 Chemtura Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the January 26, 2006 8-K).

10.57+	Description of merger integration awards made to ten officers of the Registrant (Incorporated by reference to Item 1.01 of the Registrant’s Form 8-K dated February 2, 2006).

10.58

Amendment No. 2, dated as of December 31, 2005, to the Credit Agreement by and among the Registrant, various lenders and Citibank N.A., as Agent, dated as of July 1, 2005, as amended and restated by Amendment No. 1 dated as of December 12, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated February 15, 2006).

10.59

Third Amended and Restated Receivables Sale Agreement, dated as of March 2, 2006, among Crompton & Knowles Receivables Corporation, as Seller, Chemtura Corporation, as the Initial Collection Agent, ABN AMRO Bank N.V., as Agent, and various banks and liquidity providers (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated March 7, 2006).

10.60+	Description of Merger Integration Award made to an officer of the Registrant (incorporated by reference to Item 1.01(i) of the Registrant’s Form 8-K dated March 9, 2006 (“March 9, 2006 Form 8-K)).

10.61+	Form of 2006 Chemtura Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the March 9, 2006 Form 8-K).

10.62+	Form of Chemtura Corporation Executive and Key Employee Severance Plan (incorporated by reference to Exhibit 10.2 to the March 9, 2006 Form 8-K).

10.63

Amendment No. 3, dated as of December 31, 2005, to the Credit Agreement by and among the Registrant, various lenders and Citibank N.A., as Agent, dated as of July 1, 2005, as amended and restated by Amendment No. 1 dated as of December 12, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated March 20, 2006.

18

Independent Registered Public Accounting Firm’s Preferability Letter concerning the change in the measurement date for the Company’s defined benefit and other post-retirement benefit plans from December 31 to November 30.*

21	Subsidiaries of the Registrant.*

23	Consent of Independent Registered Public Accounting Firm. (See Item 15(a) 2 herein).*

24	Form of Power of Attorney from directors and executive officers of the Registrant authorizing signature of this report.* (Original on file at principal executive offices of Registrant).

31.1	Certification of Periodic Financial Reports by the Registrant’s Chief Executive Officer (Section 302).*

31.2	Certification of Periodic Financial Reports by the Registrant’s Chief Financial Officer (Section 302).*

32.1	Certification of Periodic Financial Reports by the Registrant’s Chief Executive Officer (Section 906) .*

32.2	Certification of Periodic Financial Reports by the Registrant’s Chief Financial Officer (Section 906).*

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

CHEMTURA CORPORATION
(Registrant)

Date: March 31, 2006	By:	/s/ Karen R. Osar
Karen R. Osar
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title
Robert L. Wood	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

Karen R. Osar	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Michael F. Vagnini	Senior Vice President and Controller (Principal Accounting Officer)

Nigel D. T. Andrews*	Director

James W. Crownover*	Director

Robert A. Fox*	Director

Martin M. Hale*	Director

Roger L. Headrick*	Co-lead Director

Leo I. Higdon, Jr.*	Director

Mack G. Nichols	Director

C. A. Piccolo*	Co-lead Director

Jay D. Proops*	Director

Bruce F. Wesson*	Director

Date: March 31, 2006	*By:	/s/ Karen R. Osar
Karen R. Osar
as attorney-in-fact

Exhibit 23

Consent and Report of Independent Registered Public Accounting Firm

The Board of Directors

Chemtura Corporation:

The audits referred to in our report dated March 31, 2006, with respect to the consolidated financial statements of Chemtura Corporation and subsidiaries, included the related financial statement schedule for each of the fiscal years in the three-year period ended December 31, 2005, included in this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.  In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We consent to the incorporation by reference in the registration statements (Nos. 33-21246, 33-42280, 33-67600, 333-62429, 333-87035, 333-71030, 333-71032, and 333-87886) on Form S-8 and the registration statement (No. 333-1196641) on Form S-4 of Chemtura Corporation of our reports dated March 31, 2006 with respect to the consolidated balance sheets of Chemtura Corporation and subsidiaries, as of December 31, 2005 and December 31, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows, for each of the fiscal years in the three-year period ended December 31, 2005, management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, the effectiveness of internal control over financial reporting as of December 31, 2005, dated March 31, 2006 (which reports appear in the December 31, 2005, annual report on Form 10-K of Chemtura Corporation), and our report on the related financial statement schedule (which appears above).

/s/ KPMG LLP

Stamford, CT

March 31, 2006

Schedule II

Valuation and Qualifying Accounts

(In thousands of dollars)

	Balance at	Additions charged to						Balance
	beginning	costs and						at end
	of year	expenses	Deductions		Acquisition	Other		of year
					(4)
Fiscal Year ended December 31, 2005:
Allowance for doubtful accounts	$22,275	11,253	(9,894	)(1)	7,840	(974	)(5)	30,500
Accumulated amortization of other intangible assets	90,217	28,282	(1,217	)(2)	—	(2,516	)(6)	114,766
Reserve for customer rebates	29,837	73,994	(84,707	)(3)	14,600	(938	)(5)	32,786

Fiscal Year ended December 31, 2004:
Allowance for doubtful accounts	$17,814	9,328	(5,296	)(1)	—	429	(5)	22,275
Accumulated amortization of other intangible assets	82,544	16,889	(10,015	)(2)	—	799	(5)	90,217
Reserve for customer rebates	27,448	71,974	(69,515	)(3)	—	(70	)(5)	29,837

Fiscal Year ended December 31, 2003:
Allowance for doubtful accounts	$16,291	5,087	(4,031	)(1)	—	467	(5)	17,814
Accumulated amortization of other intangible assets	70,660	13,342	(2,851	)(2)	—	1,393	(5)	82,544
Reserve for customer rebates	21,810	52,050	(47,004	)(3)	—	592	(5)	27,448

(1)                                  Represents primarily accounts written off as uncollectible (net of recoveries).

(2)                                  Represents primarily the write-off of fully amortized intangible assets.

(3)                                  Represents primarily payments to customers.

(4)                                  Represents balances acquired as a result of the merger with Great Lakes Chemical Corporation.

(5)                                  Represents primarily the translation effect of balances denominated in foreign currencies.

(6)                                  Represents primarily the contribution of intangibles from the Polymer Processing Equipment segment to the Davis-Standard LLC venture and the translation effect of balances denominated in foreign currencies.