Form 10-Q
period 2006-03-31
Chemtura CORP
filed 2006-05-10
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

☒ Yes                           ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filed. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer ☒            Accelerated Filer ☐            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes                           ☒ No

The number of shares of common stock outstanding as of the latest practicable date, is as follows:

Class	Outstanding at March 31, 2006
Common Stock - $.01 par value	240,284,739

CHEMTURA CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements and Accompanying Notes

CHEMTURA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
First quarter ended March 31, 2006 and 2005
(In thousands of dollars, except per share data)

	2006	2005
Net sales	$915,761	$589,730
Cost of products sold	674,837	420,474
Selling, general and administrative	104,963	63,999
Depreciation and amortization	51,711	30,126
Research and development	14,798	10,511
Equity income	(274)	(88)
Facility closures, severance and related costs	504	158
Antitrust costs	12,808	3,166
Merger costs	10,045	—
Operating profit	46,369	61,384
Interest expense	29,073	24,406
Other (income) expense, net	(2,640)	4,266
Earnings from continuing operations before income taxes	19,936	32,712
Income tax expense	6,731	14,483
Earnings from continuing operations	13,205	18,229
Earnings from discontinued operations	—	2,206
Net earnings	$13,205	$20,435
Basic earnings per common share:
Earnings from continuing operations	$0.05	$0.16
Earnings from discontinued operations	—	0.02
Net earnings	$0.05	$0.18
Diluted earnings per common share:
Earnings from continuing operations	$0.05	$0.15
Earnings from discontinued operations	—	0.02
Net earnings	$0.05	$0.17
Dividends per common share	$0.05	$0.05

See accompanying notes to condensed consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2006 (Unaudited) and December 31, 2005
(In thousands of dollars)

	March 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$141,290	$138,556
Accounts receivable	607,608	547,857
Inventories	702,075	661,617
Other current assets	195,967	193,570
Assets held for sale	6,500	—
Total current assets	1,653,440	1,541,600
NON-CURRENT ASSETS
Property, plant and equipment, net	1,168,964	1,192,335
Cost in excess of acquired net assets	1,212,804	1,211,459
Intangible assets, net	608,782	620,677
Other assets	391,500	419,932
	$5,035,490	$4,986,003
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$67,868	$60,168
Accounts payable	310,114	310,485
Accrued expenses	425,328	444,336
Income taxes payable	126,454	160,700
Total current liabilities	929,764	975,689
NON-CURRENT LIABILITIES
Long-term debt	1,397,652	1,309,603
Pension and post-retirement health care liabilities	616,379	618,539
Other liabilities	299,330	306,775
STOCKHOLDERS’ EQUITY
Common stock	2,518	2,515
Additional paid-in capital	2,956,522	2,950,649
Accumulated deficit	(868,674)	(869,873)
Accumulated other comprehensive loss	(131,159)	(141,052)
Treasury stock at cost	(166,842)	(166,842)
Total stockholders’ equity	1,792,365	1,775,397
	$5,035,490	$4,986,003

See accompanying notes to condensed consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
First quarter ended March 31, 2006 and 2005
(In thousands of dollars)

Increase (decrease) in cash	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$13,205	$20,435
Adjustments to reconcile net earnings to net cash used in operations:
Depreciation and amortization	51,711	32,135
Equity income	(371)	(88)
Changes in assets and liabilities, net:
Accounts receivable	(102,272)	(40,606)
Accounts receivable —securitization	57,161	1,596
Inventories	(29,412)	(30,168)
Accounts payable	(3,440)	(20,490)
Pension and post-retirement health care liabilities	(5,733)	(3,248)
Other	(53,087)	(29,586)
Net cash used in operations	(72,238)	(70,020)
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	19,390	11,797
Payments for acquisitions	(6,733)	—
Payments for Merger transaction costs	(4,737)	—
Capital expenditures	(17,560)	(13,978)
Other investing activities	(2)	(28)
Net cash used in investing activities	(9,642)	(2,209)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facility, net	86,993	25,000
Proceeds from (payments on) short-term borrowings	5,844	(162)
Dividends paid	(12,007)	(5,808)
Proceeds from exercise of stock options	848	13,333
Other financing activities	433	991
Net cash provided by financing activities	82,111	33,354
CASH
Effect of exchange rates on cash	2,503	(1,414)
Change in cash	2,734	(40,289)
Cash at beginning of period	138,556	158,700
Cash at end of period	$141,290	$118,411

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

Although substantially complete at March 31, 2006, the purchase price allocation for a number of accounts, including property, plant and equipment, other intangibles, deferred taxes, pre-merger contingencies, environmental liabilities and cost in excess of acquired net assets, has not been finalized because the Company has not completed all aspects of the accumulation and review of the Great Lakes information related to these matters.

ACCOUNTING POLICIES
Presentation of Condensed Consolidated Financial Statements

The information in the foregoing condensed consolidated financial statements for the first quarter ended March 31, 2006 and March 31, 2005 are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature, except as otherwise disclosed in the accompanying notes to the condensed consolidated financial statements.

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

On March 18, 2005, the Refined Products business was sold to Sun Capital Partners Group, Inc. Accordingly, the accompanying condensed consolidated financial statements for the first quarter of 2005 reflect the results of the Refined Products business as earnings from discontinued operations (net of tax). The condensed consolidated statements of cash flows have not been adjusted to separately reflect the discontinued operation and thus include the cash flows of the Refined Products business for the first quarter of 2005. Refer to the discontinued operations footnote for further information.

Certain financial information and footnote disclosures included in the annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2005 Annual Report on Form 10-K. The consolidated results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results expected for the full year.

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

Other

Included in cash and cash equivalents in the Company’s condensed consolidated balance sheets at March 31, 2006 and December 31, 2005, is approximately $0.5 million of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year. In addition, at March 31, 2006, the Company had approximately $6.2 million in an escrow account that is restricted to pay an existing antitrust settlement liability, which has been recorded in other current assets in the condensed consolidated balance sheet.

Included in accounts receivable are allowances for doubtful accounts of $32.5 million at March 31, 2006 and $30.5 million at December 31, 2005.

Accumulated depreciation amounted to $916.6 million at March 31, 2006 and $861.7 million at December 31, 2005.

During the first quarter of 2006 and 2005, the Company made interest payments of approximately $42.7 million and $32.1 million, respectively. The increase was primarily due to the inclusion of Great Lakes. During the first quarter of 2006 and 2005, the Company made payments for income taxes (net of refunds) of $27.0 million and $14.7 million, respectively.

RECLASSIFICATIONS

During 2005, the Company reclassified certain immaterial amounts relating to operations from other (income) expense, net to cost of products sold and SG&A in the 2005 condensed consolidated statement of earnings. For the three months ended March 31, 2005, the Company reclassified other expense, net of $4.5 million from other (income) expense, net, to cost of products sold ($1.8 million) and to SG&A ($2.7 million).

STOCK-BASED COMPENSATION

The Company uses various employee stock-based compensation plans.  Awards under these plans are granted to eligible officers, management employees and non-management directors.  Awards may be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock.  The Company plans to issue any shares related to the exercise of stock options or vested restricted stock under these plans by increasing total common shares outstanding.

Description of the Plans

The 1988 Long-Term Incentive Plan (1988 Plan), as amended, authorized the Board of Directors (Board) to grant stock options, stock appreciation rights, restricted stock and long-term performance awards covering up to 10 million shares to the officers and other key employees of the Company over a period of ten years through October 1998.  Non-qualified and incentive stock options were granted under the 1988 plan at prices not less than 100% of the fair market value of the underlying common shares on the date of the grant.  All outstanding options will expire not more than ten years and one month from the date of grant.

The 1993 Stock Option Plan for Non-Employee Directors, as amended in 1996, authorized 200,000 options to be granted to non-employee directors.  The options vest over a two-year period and are exercisable over a ten-year period from the date of grant, at a price equal to the fair market value of the underlying common shares on the date of grant.

The 1998 Long-Term Incentive Plan (1998 Plan) was approved by the Company’s shareholders in 1999.  This plan authorizes the Board to grant stock options, stock appreciation rights, restricted stock and long-term performance awards to eligible employees and non-qualified stock options to non-employee directors over a ten-year period.  During 2006 and 2005, non-qualified and incentive stock options were granted under the 1998 Plan at prices not less than 100% of the fair market value of the underlying common shares on the date of grant.  All outstanding options will expire not more than ten years and one month from the date of grant.  The 1998 Plan authorizes the Company to grant shares and options for shares of common stock equal to the sum of (i) the shares available for award under the 1988 Plan and the 1993 Stock Option Plan For Non-Employee Directors as of October 18, 1998 and (ii) the shares awarded under prior plans of the Company which were forfeited, expired, lapsed, not earned or tendered to pay the exercise price of options or withholding taxes.  In 1999, the number of common shares reserved for issuance under the 1998 plan was increased by 2.8 million shares and, pursuant to the merger with Witco, increased by an additional 5 million shares.  Under the terms of the merger with Witco, the shareholders also approved the conversion of all outstanding Witco options into options to purchase the Company's common stock.  These 4.7 million converted options expired 30 days after the merger with Witco and became available for grant under the 1998 Plan.

In October 2001, the Board approved the 2001 Employee Stock Option Plan (2001 Plan).  The 2001 Plan authorizes the Board to grant up to 1 million non-qualified stock options to key non-officer employees.  Options under the 2001 plan will be granted at prices not less than 100% of the fair market value of the underlying common shares on the date of grant and will expire not more than 10 years and one month from the date of grant. During 2005, non-qualified stock options were granted under the 2001 Plan at prices not less than 100% of the fair market value of the underlying common shares on the date of grant.

In accordance with the terms of the merger agreement, all unvested Great Lakes options as of the merger date were immediately vested and all of the outstanding options were converted into options to purchase the Company’s common stock.

Adoption of FASB Statement No. 123 (R) “Share-Based Payment”

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (FASB 123(R)), which replaced Statement No. 123, “Accounting for Stock-Based Compensation” (FASB 123) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).  FASB 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value, beginning with the first annual period after June 15, 2005.  The pro forma disclosures previously permitted under FASB 123 are no longer an alternative to financial statement recognition.   In March 2005, the SEC Staff issued Staff Accounting Bulletin 107, “Share-Based Payment” (SAB 107), which expresses views of the SEC Staff about the application of FASB 123(R).

Through January 1, 2006, the Company elected to continue its historical method of accounting for stock-based compensation in accordance with APB 25, as permitted under FASB 123 and Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (FASB 148). Under APB 25, compensation expense for fixed plans was recognized based on the difference between the exercise price and the stock price on the date of grant. Since the Company’s fixed plan awards were granted with an exercise price equal to the stock price on the date of grant, no compensation expense was recognized in the statement of earnings for these awards.  However, compensation expense was recognized for the restricted stock awards under the Company’s long-term incentive programs in accordance with the provisions of APB 25.  The following table illustrates the effect on net earnings (loss) and related per share amounts for the quarter ended March 31, 2005, as if the Company had applied the fair value recognition provisions of FASB 123 and FASB 148 to all stock-based employee compensation awards.

Quarter Ended March 31,
(In thousands, except per share data)	2005

Net earnings, as reported	$20,435
Stock-based employee compensation expense included in net earnings ($1.3 million pre-tax), net of tax	872
Total stock-based employee compensation determined under fair value based accounting method for all awards, net of tax	(2,212)
Pro forma net earnings	$19,095

Basic earnings per share:
Basic - as reported	$0.18
Basic - pro forma	$0.16

Diluted earnings per share:
Diluted - as reported	$0.17
Diluted - pro forma	$0.16

Effective January 1, 2006, the Company adopted FASB 123(R) using the modified prospective method. Under the modified prospective method, the compensation cost for all new awards and awards modified, repurchased or cancelled after the date of adoption of FASB 123(R), as well as the unrecognized compensation cost of unvested awards as of the date of adoption are recognized in earnings based on the grant-date fair value of those awards.

Total stock-based compensation expense, including amounts for restricted stock and other, was $3.6 million for the three months ended March 31, 2006 and is presented within SG&A expense.  Included within the $3.6 million is $1.5 million ($0.9 million after tax and less than $0.01 per basic and diluted earnings per share) of incremental compensation expense that represents the effect of the Company’s January 1, 2006 adoption of FASB 123 (R) primarily for the Company’s stock option program.  Compensation expense related to stock options has been allocated 50% to the Corporate segment and 50% to the Company’s operating segments.  All other stock-based compensation expense is recorded in the Corporate segment.

Stock Option Plans

In January 2006, the Board granted merger integration awards consisting of long-term incentive awards of stock options covering 211,800 shares which will vest ratably over a three-year period.

In March 2006, the Board of Directors also approved the grant of options covering 1,926,800 shares with an exercise price equal to the fair market value of the underlying common stock at the date of grant, including options covering 220,000 shares related to merger integration.  These options will vest ratably over a three-year period.

The Company uses the Black-Scholes option-pricing model to determine the compensation expense related to stock options.  The Company has elected to recognize compensation cost for option awards granted equally over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  Using this method the weighted average fair value of stock options granted during the three months ended March 31, 2006 and 2005 was $4.85 and $6.30, respectively.  The Black-Scholes option-pricing model requires the use of various assumptions.  The following table presents the weighted average assumptions used:

	Quarter Ended March 31,
	2006	2005
Dividend yield	1.8%	1.2%
Expected volatility	49%	49%
Risk-free interest rate	4.8%	4.1%
Expected life (in years)	6	7

During 2006, the Company took into consideration guidance contained in FASB 123(R) and SAB 107 when reviewing and developing assumptions for the 2006 grants. The weighted average expected life for the 2006 grants of 6 years reflects the simplified method contained in SAB 107, which defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Expected volatility for the 2006 option grants is based on historical volatility over the six years prior to the option grant date. Currently, the Company has no expectation that the expected volatility is likely to differ from its historical volatility.

Stock option plan activity for the three months ended March 31, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value (in millions)
Options outstanding, January 1, 2006	15,329,956	$12.22
Granted	2,138,600	10.92
Exercised	(102,800)	8.25		$0.3
Canceled or expired	(309,124)	19.22
Options outstanding, March 31, 2006	17,056,632	$11.95	5.5	$30.6
Options exercisable, March 31, 2006	13,523,053	$12.13	4.5	$27.8

Total remaining unrecognized compensation cost associated with unvested stock options at March 31, 2006 was $13.0 million which will be recognized over the weighted average period of approximately two years.

The total intrinsic value of stock options exercised during the three months ended March 31, 2005 was $7.3 million.  The total intrinsic value of stock options outstanding and exercisable at March 31, 2005 was $57.2 million and $45.9 million, respectively.

Restricted Stock Plans

In January 2006, the Board granted merger integration awards consisting of long-term incentive awards in the amount of 70,600 shares of restricted stock which will vest ratably on the first and second anniversary of the grants.

In March 2006, the Board approved a grant of long-term incentive awards of restricted stock which carry a market condition requirement.  These shares will vest based on the achievement of specified stock price appreciation milestones, which represents a market condition, over a three-year period.  This grant was for 572,400 shares of restricted stock. The plan also includes a provision for the grant of an additional 572,400 shares, for a maximum payout of 1,144,800 shares of restricted stock to be issued if the maximum level of specified stock appreciation is attained.  Shares will be scheduled to vest when a particular milestone is reached and maintained (based on closing price on the New York Stock Exchange) for fifteen (15) consecutive trading days.  Share awards for milestones achieved during 2006 and 2007 will become vested and paid out on February 1, 2008.  Share awards for milestones achieved during 2008 will become vested and paid out on February 1, 2009.

Additionally, in February and March 2006, the Board approved grants of 61,400 and 7,500 shares of restricted stock that do not contain market condition requirements.  The grant of 61,400 shares vests immediately, while the grant of 7,500, respectively, shares vests half in 2008 and half in 2010.

The fair value of restricted stock awards without market conditions is determined based on the number of shares granted and the quoted closing price of the Company’s stock at the date of grant.  To determine the fair value of restricted stock with market conditions, the Company uses the Monte Carlo simulation method.  The Company’s determination of the fair value of restricted stock awards with market conditions on the date of grant is affected by its stock price as well as assumptions regarding a number of highly complex and subjective variables, if other reasonable assumptions were used the results may differ.  The Company used the following when applying the Monte Carlo simulation method:

Expected Volatility:  The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock.

Risk-Free Interest Rate:  The Company bases the risk-free interest rate used in the Monte Carlo simulation on implied yield currently available on U.S. Treasury issues with an equivalent remaining term equal to the expected life of the award.

The fair value of all restricted stock awards with market conditions are amortized on a straight-line vesting basis over the requisite service periods.  In the case of accelerated vesting based on the market performance of the Company’s common stock, the compensation costs related to the vested awards that have not previously been amortized are recognized upon vesting.

Restricted stock award activity for the three months ended March 31, 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Fair Value (in millions)
Restricted unvested stock awards, January 1, 2006	1,164,586	$10.74
Granted	1,284,300	5.98	$7.7
Dividends	3,471	—
Vested	(207,362)	8.26	$2.5
Canceled or expired	(14,655)	12.61
Restricted unvested stock awards, March 31, 2006	2,230,340	$8.20	$26.3

Total remaining unrecognized compensation cost associated with unvested restricted stock awards at March 31, 2006 was $11.5 million which will be recognized over the weighted average period of approximately two years.

The total fair value of shares granted and vested during the three months ended March 31, 2005 was $5.9 million and $2.4 million, respectively.  The total fair value of unvested restricted stock at March 31, 2005 was $18.1 million.  The weighted average grant-date fair value of restricted shares granted during the three months ended March 31, 2005 was $12.74.

Tax Benefits of Stock-Based Compensation Plans

Prior to the adoption of FASB 123(R), any benefit the Company received from tax deductions resulting from the exercise of stock options and restricted stock awards was presented in the cash flow from operations section of the consolidated statements of cash flows. FASB 123(R) requires the benefits of tax deductions in excess of grant-date fair value be presented in the cash flow from financing section of the consolidated statements of cash flows.  The Company did not obtain any significant cash tax benefit associated with shares exercised in the first quarter of 2006 as the Company has offset its taxable income with net operating loss carryforwards. Cash proceeds received from option exercises for the three months ended March 31, 2006 and 2005 were $0.8 million and $13.3 million, respectively.

In November 2005, the FASB issued FASB Staff Position No. FASB 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Award Payments” (“FSP 123(R)-3”).  The provisions of FSP 123(R)-3 set forth an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FASB No. 123(R).  The Company, which is currently evaluating its available transition alternatives, has until January 1, 2007 to make its one-time election.

Subsequent Issuances

In April 2006, the Company’s shareholders approved the 2006 Chemtura Corporation Long-Term Incentive Plan. The plan permits the grant of various forms of stock-based compensation awards, including stock options, restricted stock, stock appreciation rights and performance awards. The plan provides for the issuance of a maximum of 10.5 million shares, with shares granted under the plan pursuant to awards other than stock options and stock appreciation rights limited to one-third of the total maximum number of shares available for award under the plan.

MERGER

On March 9, 2005, the Company and Great Lakes announced the signing of a definitive merger agreement (the Agreement) for an all-stock merger transaction. The transaction closed on July 1, 2005, and in accordance with the terms of the Agreement, Great Lakes shareholders received 2.2232 shares of the Company’s common stock for each share of Great Lakes common stock resulting in the issuance of approximately 116.1 million shares, which is net of 11.5 million treasury shares, of the Company’s common stock with a fair value of approximately $1.85 billion. The fair value is based on a fair value per common share of $14.52, which represents the average of the closing prices on March 9, 2005, the date the terms of the agreement were agreed to and announced, and the two days before and after that date. The Company has also exchanged all of the outstanding vested and unvested Great Lakes stock options for 8.1 million of fully vested stock options of the Company. In addition, vesting was accelerated for substantially all of the outstanding unvested restricted share units of Great Lakes. As a result of the Merger, the Company obtained a 100% equity interest in Great Lakes.

The acquired assets and assumed liabilities have been recorded at their fair value and the excess cost of the acquired net assets over their fair value has been recorded as goodwill. The Company believes that this goodwill is attributable to an enhanced competitive position, greater stability through geographic and end-market diversification, a significantly strengthened balance sheet and credit profile, and a broader platform for future growth. The total purchase price has been allocated to the acquired net tangible and intangible assets and assumed liabilities based upon valuations and estimates of fair value. The valuations and estimates utilized to determine the purchase price allocation are still subject to change. Although substantially completed as of March 31, 2006, the purchase price allocation for a number of accounts, including property, plant and equipment, other intangibles, deferred taxes, pre-merger contingencies, environmental liabilities and cost in excess of acquired net assets has not been finalized because the Company has not fully completed all aspects of the accumulation and review of the Great Lakes information related to these matters. The Company is also in the process of evaluating the deductibility of certain merger costs capitalized to goodwill associated with the Merger.  The purchase price at July 1, 2005 has been allocated as follows:

(In thousands)
Cash and cash equivalents	$125,747
Accounts receivable	347,154
Inventories	373,380
Other current assets	121,072
Property, plant and equipment	589,146
Cost in excess of acquired net assets (goodwill)	844,886
In-process research and development	73,300
Other intangible assets	511,600
Other assets	57,170
Short-term borrowings	(29,816)
Accounts payable	(170,120)
Accrued expenses	(281,116)
Income taxes payable	(26,161)
Long-term debt	(454,475)
Pension and post-retirement health care benefits	(127,123)
Other liabilities	(268,758)
Treasury stock	166,842
Total purchase price	$1,852,728

In-process research and development has no future alternate use and was written off to operations during 2005.

The following pro forma unaudited results of operations for 2005 give effect to the Merger as if it had been consummated as of the beginning of the period. The pro forma unaudited results of operations combine the historical results of operations of the Company and Great Lakes with the pro forma adjustments described below.

The pro forma unaudited results of operations do not give effect to synergies and cost savings expected to result from the Merger. The pro forma unaudited results of operations do not purport to be indicative of what the actual results of operations would have been had the Merger been completed on the dates assumed, or the results of operations that may be achieved in the future.

The pro forma unaudited results of operations for the quarter ended March 31, 2005 are as follows:

(In thousands, except per share data)	Quarter Ended March 31, 2005
Net sales	$1,010,155
Loss from continuing operations (a)	$(67,123)
Net loss (a)	$(64,917)
Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.29)
Net loss	$(0.28)
Weighted average shares outstanding—basic and diluted	231,972

(a)          The 2005 pro forma loss from continuing operations includes a charge for the write-off of in-process research and development expenses of $73,300 ($73,300 net of tax), and a charge for the impact on cost of products sold of the fair value adjustment to inventory of $37,100 ($27,329 net of tax).

The pro forma adjustments included in the loss from continuing operations and in net loss above are summarized as follows:

(In thousands)	2005
Reduction in pension expense	$975
Reduction in interest expense	2,202
Purchase accounting depreciation	2,637
Amortization	(4,550)
Inventory accounting	(927)
Elimination of merger expenses	2,549
Pro forma adjustments — gross	$2,886

Pro forma adjustments - net of tax	$2,770

The pro forma adjustments are as follows:

(a)                Pension — represents a reduction in pension expense, principally due to the elimination of the impact of amortization of historical gains and losses from Great Lakes’ historical net periodic benefit cost.

(b)               Interest — represents the impact on interest expense of amortization of the fair value adjustment to Great Lakes’ long-term debt.

(c)                Purchase accounting depreciation — represents the impact on depreciation expense of the fair value adjustment and change in the remaining useful lives of Great Lakes’ property, plant and equipment.

(d)               Amortization — represents the impact on amortization expense of the fair value adjustment and change in remaining useful life of Great Lakes’ intangible assets.

(e)                Inventory accounting — represents the impact of conforming Great Lakes’ inventory variance capitalization policy to a consistently applied method utilized by the Company.

(f)                  Merger expenses — represents the reversal of merger-related expenses incurred by Great Lakes.

As a result of the Merger, the Company assumed the merger-related liabilities of Great Lakes, which primarily related to the change in control provisions in employment contracts that were triggered by the Merger. A reconciliation of this reserve balance from July 1, 2005 is as follows:

(In thousands)	Severance and Related Costs (a)	Other Merger- Related Costs (b)	Total
Great Lakes liability assumed at July 1, 2005	$41,569	$27,345	$68,914
2005 purchase price adjustment	2,851	20,788	23,639
Cash payments	(37,783)	(46,826)	(84,609)
Non-cash utilization	(302)	(201)	(503)
Balance at December 31, 2005	$6,335	$1,106	$7,441
2006 purchase price adjustment	417	-	417
Cash payments	(4,131)	(606)	(4,737)
Non-cash utilization	(135)	-	(135)
Balance at March 31, 2006	$2,486	$500	$2,986

(a)             Includes severance relating to former Great Lakes personnel only, including severance recorded for employees identified as redundancies subsequent to the date of the Merger.

(b)            Includes primarily investment banking fees, legal fees and audit fees directly related to the closing of the Merger incurred by the Company.

As a result of the Merger, the Company recorded charges for costs directly related to the Merger as a component of operating profit . The related reserve activity is summarized as follows:

(In thousands)	Severance and Related Costs (c)	Merger Integration Costs (d)	Total
2005 merger costs	$9,477	$35,753	$45,230
Cash payments	(4,813)	(22,725)	(27,538)
Non-cash utilization	(403)	-	(403)
Balance at December 31, 2005	$4,261	$13,028	$17,289
2006 merger costs	137	9,908	10,045
Cash payments	(1,417)	(12,506)	(13,923)
Balance at March 31, 2006	$2,981	$10,430	$13,411

(c)             Includes severance relating to former Crompton personnel only.

(d)            Includes primarily consulting costs related to the integration of Crompton and Great Lakes.

The above merger related reserves are included in accrued expenses on the Company’s condensed consolidated balance sheets at March 31, 2006 and December 31, 2005, respectively.

As of March 31, 2006, the Company terminated approximately 585 employees worldwide, as a direct result of the Merger. The Company expects to substantially complete its merger integration efforts by the end of 2006.

FACILITY CLOSURES, SEVERANCE AND RELATED COSTS

During the first quarter of 2006, as a result of the Company’s continuing efforts to become more efficient and to reduce costs, the Company recorded a pre-tax charge of $1.6 million for severance and related costs resulting from headcount reductions at two of its European locations.

In 2004, the Company completed an activity-based restructuring initiative intended to structure the Company’s operations in a more efficient and cost effective manner, including a voluntary severance program. During the first quarter of 2005, the Company recorded a pre-tax charge of $2.3 million as a result of this initiative. For the full year of 2005, the Company recorded pre-tax charges totaling $24 million, of which $19.5 million related to unrecoverable future lease costs and asset write-offs related to the closure of the Company’s former research and development facility in Tarrytown, NY. During the first quarter of 2006, the Company recorded a pre-tax credit of $0.3 million, primarily to adjust reserves for contractual obligations that are no longer required. Charges and adjustments related to these programs are summarized as follows:

(In thousands)	Severance and Related Costs (a)	Asset Write-offs (b)	Other Facility Closure Costs (c)	Total
Balance at December 31, 2004	$40,053	$—	$1,591	$41,644
2005 charge	2,898	3,970	17,102	23,970
Cash payments	(34,483)	—	(4,066)	(38,549)
Non-cash charges and accretion	(442)	(3,970)	334	(4,078)
Balance at December 31, 2005	8,026	—	14,961	22,987
2006 charge	(147)	—	(133)	(280)
Cash payments	(4,521)	—	(1,622)	(6,143)
Non-cash accretion	—	—	167	167
Balance at March 31, 2006	$3,358	$—	$13,373	$16,731

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

Also, during the first quarter of 2006, the Company recorded a pre-tax credit of $0.8 million to adjust certain reserves related to the 1998 closure of its Painseville, Ohio facility.

The Company also had remaining reserves of  $0.3 million, $0.8 million and $0.9 million relating to its 2004 executive reorganization, 2003 cost reduction program and 2001 cost reduction initiative and corporate headquarter relocation, respectively, at March 31, 2006. The reserve balances for these programs were $0.5 million, $0.8 million and $1.0 million, respectively, at December 31, 2005. The decrease to these reserves during the first quarter of 2006 were due to payments.

During the fourth quarter of 2004, the Enenco joint venture, in which the Company owned a 50 percent interest, closed its manufacturing facility in Memphis, TN. During the first quarter of 2005, the Company acquired the remaining 50 percent interest from its joint venture partner and as a result accounts for Enenco as a wholly-owned subsidiary of the Company. This transaction resulted in a pre-tax credit to facility closures, severance and related costs during the first quarter of 2005 of $2 million due to recoveries from the joint venture partner of $1.1 million, adjustments to third party accruals of $0.7 million and adjustments to decommissioning and demolition reserves of $0.2 million.

The Company has included $10.3 million and $11.4 million of its facility closures, severance and related cost reserves in other liabilities at March 31, 2006 and December 31, 2005, respectively, and $10.0 million and $14.0 million in accrued expenses in its condensed consolidated balance sheets.

ASSETS HELD FOR SALE

In March 2006, the Company signed a definitive agreement to sell a significant portion of the real estate of the former Great Lakes offices in West Lafayette, Indiana. At March 31, 2006, the Company has classified the net book value of these assets of $6.5 million as assets held for sale on its condensed consolidated balance sheet and has ceased depreciating these assets.

DISCONTINUED OPERATIONS
Refined Products

On June 24, 2005, the Company sold certain assets and assigned certain liabilities of its Refined Products business to Sun Capital Partners Group, Inc. (Sun) for $80 million.  The consideration that the Company received was subject to adjustment based on the change in certain transferred assets and liabilities of the Refined Products business through the closing date and for retained accounts receivable and accounts payable, which resulted in a $30.3 million reduction to the proceeds received.  The Company also pre-paid approximately $6.8 million of the manufacturing costs for certain petroleum additives products that will be manufactured for the Company by Sun. During the second quarter of 2005, the Company recognized a loss on the transaction of $28.2 million (net of an income tax benefit of $14.3 million). During the fourth quarter of 2005, the Company recognized a gain of $28.3 million primarily due to the elimination of the cumulative currency translation adjustment resulting from the liquidation of a foreign subsidiary engaged in the Refined Products business.

The agreement provided for the sale of assets and assignment of liabilities with carrying amounts as follows:

(In thousands)	June 24, 2005
Inventory	$40,928
Other current assets	1,066
Property, plant and equipment, net	42,540
Other assets	11,573
Total assets held for sale	$96,107

Accounts payable	$4,331
Accrued expenses	3,800
Total liabilities held for sale	$8,131

The revenues, operating profit and pre-tax earnings from discontinued operations for 2005 are as follows:

(In thousands)	Quarter Ended March 31, 2005
Net sales	$68,732

Pre-tax earnings from discontinued operations	$3,459
Income taxes	(1,253)
Earnings from discontinued operations	$2,206

OrganoSilicones

On July 31, 2003, the Company sold certain assets and assigned certain liabilities of its OrganoSilicones business unit to the Specialty Materials division of GE and acquired GE’s Specialty Chemicals business. As a result of this transaction, the Company will continue to receive quarterly earn-out payments through September of 2006 based on the combined performance of GE’s existing Silicones business and the OrganoSilicones business that GE acquired from the Company. The total of such payments will be a minimum of $105 million and a maximum of $250 million. The minimum earn-out of $105 million was accrued as part of the gain on the sale of the business. The Company received a total of $19.4 million and $11.8 million of earn-out proceeds during the three months ended March 31, 2006 and March 31, 2005, respectively, of which $10.6 million and $3.1 million represented additional earn-out proceeds received in 2006 and 2005, respectively, related to the combined performance of the GE and OrganoSilicones businesses. The cumulative balance of additional earn-out proceeds was $43.7 million and $33.0 million as of March 31, 2006 and December 31, 2005, respectively. Such amounts have not been recognized in earnings, as the recognition of this additional gain is contingent upon the continued favorable future performance of GE’s Silicones business through September 2006. The balance of additional proceeds received in excess of the minimum earn-out has been included in accrued expenses in the March 31, 2006 and December 31, 2005 condensed consolidated balance sheets.

DIVESTITURES AND ACQUISITIONS

On March 24, 2006, the Company acquired the Trace Chemicals business from Bayer CropScience LP. Trace Chemicals is a leader in farmer-applied seed treatments in markets serving the United States. The acquisition will serve to enhance the Company’s offerings in the Crop Protection business. The cash paid for this acquisition was $6.7 million and included inventory, property, plant and equipment and intangible assets. As of March 31, 2006, the purchase price allocation for the assets acquired and liabilities assumed, and goodwill resulting from this acquisition has not been finalized because the Company has not fully completed the accumulation and review of the Trace Chemicals information related to these matters.

On March 31, 2005, the Company entered into an agreement with Hamilton Robinson LLC, a private equity firm, to form a venture (Davis-Standard LLC), which would combine the Company’s Polymer Processing Equipment business and Hamilton Robinson’s Black Clawson Converting Machinery Company. The transaction closed on April 29, 2005 and resulted in the Company acquiring a 61.24% non-controlling interest in Davis-Standard LLC. In accordance with EITF 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, the Company is not consolidating the financial statements of Davis-Standard LLC because the holder of the minority interest in Davis-Standard LLC effectively exercises control over the operations of the business through its majority voting rights. As of the closing date, the Company deconsolidated approximately $136.6 million of assets and $62.8 million of liabilities of the Polymer Processing Equipment business. The investment is recorded in other assets with no significant gain or loss recognized on the transaction. The Company accounts for its investment in Davis-Standard LLC under the equity method and records its proportionate share of the venture’s results of operations in other (income) expense, net in the Company’s condensed consolidated statements of earnings. The carrying amount of the Company’s investment in Davis-Standard LLC was $74.5 million at March 31, 2006 and $75.2 million at December 31, 2005. The excess cost over the Company’s share of net assets of the venture was $37.6 million at March 31, 2006 and $41.5 million at December 31, 2005. The Company recorded $0.1 million of other income for the quarter ended March 31, 2006.

ACCOUNTS RECEIVABLE PROGRAMS

At December 31, 2005, the Company had an accounts receivable securitization program to sell up to $125 million of domestic receivables to agent banks. Effective March 2, 2006, the Company expanded its domestic accounts receivable program to include the former Great Lakes subsidiaries and to allow for the sale of up to $275 million of domestic receivables. Accounts receivable sold under this program were $112.9 million and $28.9 million as of March 31, 2006 and December 31, 2005, respectively. In addition, the Company’s European subsidiaries have a separate program to sell up to approximately $125 million of their eligible accounts receivable to agent banks as of March 31, 2006. International accounts receivable sold under this program were $29.4 million and $56.3 million as of March 31, 2006 and December 31, 2005, respectively.  The total costs associated with these programs of $2.1 million and $3 million for the three months ended March 31, 2006 and 2005, respectively, are included in other (income) expense, net in the condensed consolidated statements of earnings.

On April 6, 2006, the Company expanded its international accounts receivable program to include the former Great Lakes subsidiaries and to allow for the sale of up to $175 million of international receivables.

Under the domestic program, certain subsidiaries of the Company sell their accounts receivable to a special purpose entity (SPE) that has been created as a separate legal entity for the purpose of acquiring such receivables and selling an undivided interest therein to agent banks. In accordance with the domestic sale agreement, the agent banks purchase an undivided ownership interest in the accounts receivable owned by the SPE. The amount of such undivided ownership interest will vary based on the level of eligible accounts receivable as defined in the agreement. In addition, the agent banks retain a security interest in all of the receivables owned by the SPE, which was $161.9 million and $107.5 million as of March 31, 2006 and December 31, 2005, respectively. The balance of the unsold receivables owned by the SPE is included in the Company’s accounts receivable balance on the condensed consolidated balance sheet. Under the international program, certain foreign subsidiaries of the Company sell eligible accounts receivable directly to agent banks. During the period, the Company had an obligation to service the accounts receivable sold under its domestic and international programs. The Company has treated the transfer of receivables under its domestic and international receivable programs as a sale of accounts receivable.

INVENTORIES

Components of inventories are as follows:

	(Unaudited)
	March 31,	December 31,
(In thousands)	2006	2005
Finished goods	$509,806	$466,365
Work in process	31,516	31,406
Raw materials and supplies	160,753	163,846
	$702,075	$661,617

GOODWILL AND INTANGIBLE ASSETS

The Company’s intangible assets (excluding goodwill) are comprised of the following:

	(Unaudited)
(In thousands)	March 31, 2006		December 31, 2005
	Gross Cost	Accumulated Amortization	Gross Cost	Accumulated Amortization
Patents	$157,723	$(35,472)	$156,089	$(33,279)
Trademarks	331,937	(44,073)	331,633	(40,079)
Customer relationships	140,143	(12,691)	140,143	(11,309)
Production rights	45,000	(3,214)	50,000	(2,381)
Other	58,782	(29,353)	57,578	(27,718)
	$733,585	$(124,803)	$735,443	$(114,766)

Gross cost of intangible assets decreased $1.9 million during the first quarter of 2006 due primarily to a $5 million reduction for the fair value adjustment of production rights related to the Merger, partially offset by increased capitalized patent re-registration costs of $0.9 million, capitalized legal costs of $0.4 million and favorable foreign currency translation of $1.9 million.

Amortization expense from continuing operations related to intangible assets (excluding goodwill) amounted to $9.7 million and $4.1 million for the first quarter ended March 31, 2006 and March 31, 2005, respectively. The increase in amortization expense was primarily due to the addition of intangible assets related to the Merger. Estimated amortization expense of intangible assets (excluding goodwill) as of December 31, 2005 for the next five fiscal years is as follows: $37.5 million (2006), $37.1 million (2007), $36.5 million (2008), $34.5 million (2009) and $30.6 million (2010).

Also, included in amortization expense is the amortization of purchase accounting fair value adjustments of equity investments, which are included in other assets, resulting from the Merger. Amortization of purchase accounting fair value adjustments amounted to $1.7 million for the first quarter ended March 31, 2006. There was no amortization related to these items in 2005. Estimated amortization of purchase accounting fair value adjustments for the next five fiscal years is as follows: $3.3 million (2006), $1.6 million (2007), $1.6 million (2008), $0.4 million (2009) and $0.4 million (2010).

Goodwill by reportable segment is as follows:

(In thousands)	December 31, 2005	Great Lakes Merger	Trace Acquisition	Translation	March 31, 2006
Plastic Additives	$318,194	(624)	—	217	$317,787
Polymers	51,730	—	—	4	51,734
Specialty Additives	49,462	(57)	—	25	49,430
Crop Protection	162,896	(647)	4,574	241	167,064
Consumer Products	556,523	(3,366)	—	1,253	554,410
Other	72,654	(439)	—	164	72,379
	$1,211,459	(5,133)	4,574	1,904	$1,212,804

During the first quarter of 2006, goodwill increased by $1.4 million due to $4.6 million from the acquisition of Trace Chemicals and favorable foreign currency translation of $1.9 million, partially offset by adjustments to the allocation of the purchase price relating to the Merger of $5.1 million.

The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” as of July 31. The Company will update its review as of July 31, 2006, or sooner, if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value.

INDEBTEDNESS

On July 1, 2005, concurrent with the consummation of the Merger, the Company entered into a $600 million five-year credit facility available through July 2010, which includes a $300 million letter of credit facility. On December 12, 2005, the Company exercised its option to expand its borrowing under its $600 million credit facility by $125 million, thereby increasing the availability under this facility to $725 million. There was no cost associated with the exercise of this option. The facility allows the Company to increase capacity to $750 million. The Company is evaluating the expansion of the credit facility to add the additional $25 million of liquidity. Borrowings under the new credit facility bear interest at the EURIBO Rate (as defined in the credit agreement governing the new credit facility) plus a margin ranging from 0% to 1.6%. A facility fee is payable on unused commitments at a rate ranging from 0.125% to 0.4%. The new credit facility is guaranteed by certain domestic subsidiaries of the Company (the “Subsidiary Guarantors”). Although it is currently unsecured, during any time in which the Company’s non-credit enhanced long-term senior unsecured debt (“Public Debt Rating”) is rated BB or lower by Standard & Poor’s (“S&P”) or Ba2 or lower by Moody’s Investors Service, Inc. (“Moody’s”), the Company and the Subsidiary Guarantors are required to pledge all owned stock and other equity interests (limited to 66% of the voting stock of first-tier foreign subsidiaries). At March 31, 2006, borrowings under the new credit facility amounted to $496 million with a weighted-average interest rate of 4.97%.

During the first quarter of 2006, the Company obtained a $50 million uncommitted working capital facility due on September 1, 2006. At March 31, 2006, borrowings under the agreement amounted to $50 million with an interest rate of 6.02%.

On April 19, 2006, the Company and certain of its consolidated subsidiaries entered into an underwriting agreement with several financial institutions for the sale by the Company of $500 million aggregate principal amount of 6.875% Senior Notes due 2016 (Notes). The offering was made under the Company’s shelf registration statement on Form S-3 filed with the Securities and Exchange Commission on April 19, 2006 and by a prospectus supplement dated April 19, 2006. The underwriters purchased the Notes from the Company at 98.452% (6.95% effective rate) of their principal amount, plus accrued interest from April 24, 2006. The offering closed on April 24, 2006 and the Company received net proceeds from the offering of $492.3 million after expenses. The proceeds were utilized to repay the outstanding balance on the Company’s revolving credit facility of $365 million, the outstanding balance on uncommitted lines of credit of $50 million and to reduce borrowings under the domestic receivable securitization programs of $60 million, with the remaining proceeds used for general corporate purposes. The Company has commenced redemption of all of its outstanding Senior Floating Rate Notes due 2010, which will be funded through the revolving credit facility.

Due to higher than planned merger related expenses and weaker earnings in its rubber chemicals and EPDM operating segments, the Company is reviewing with its banks the need to adjust certain covenants in its credit facility for the balance of 2006 and beyond.

INCOME TAXES

The Company reported income tax expense from continuing operations for the first quarters of 2006 and 2005 of $6.7 million and $14.5 million, respectively. The effective tax rate from continuing operations for the first quarter of 2006 was 34% compared to 44% for the first quarter of 2005. The first quarter 2005 effective tax rate reflected a $3.8 million provision for valuation reserves relating to certain tax items.

In January of 2006, the Internal Revenue Service completed an examination of the Company’s corporate income tax return for tax years 2002 and 2003. The Company has adequate reserves to cover the examination results and does not expect to recognize any significant benefits in subsequent periods.

COMMON STOCK

The Company is authorized to issue 500 million shares of $0.01 par value common stock. There were 251,775,230 and 251,480,684 common shares issued at March 31, 2006 and December 31, 2005, respectively, of which 11,490,491 shares were held as treasury stock at March 31, 2006 and December 31, 2005.

The Company issued 1,822,091 treasury shares during the three months ended March 31, 2005, primarily pursuant to its compensation programs and long-term incentive plans. No treasury shares were issued during the three months ended March 31, 2006.

EARNINGS PER COMMON SHARE

The computation of basic earnings per common share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per common share is based on the weighted average number of common and common equivalent shares outstanding.

The Company’s stock options (in thousands) of 6,929 and 852 in March 2006 and 2005, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore the inclusion would have been antidilutive. These options could be dilutive if the average share price increases and is greater than the exercise price of these options. Company performance-based restricted shares (in thousands) of 152 and 211 in March 2006 and 2005, respectively, were also excluded from the calculation of diluted earnings per share, because the specified performance criteria for the vesting of these shares has not yet been met. These restricted shares could be dilutive in the future if the specified performance criteria are met.

The following is a reconciliation of the shares used in the computations:

	Quarter Ended March 31,
(In thousands)	2006	2005
Weighted average common shares outstanding	240,125	116,760
Effect of dilutive stock options and other equivalents	1,066	2,185
Weighted average common shares adjusted for dilution	241,191	118,945

COMPREHENSIVE INCOME (LOSS)

An analysis of the Company’s comprehensive income (loss) follows:

	Quarter Ended March 31,
(In thousands)	2006	2005
Net earnings	$13,205	$20,435
Other comprehensive income (loss):
Foreign currency translation adjustments	17,986	(36,126)
Change in fair value of derivatives (net of tax)	(8,156)	8,838
Other	64	9
Comprehensive income (loss)	$23,099	$(6,844)

The components of accumulated other comprehensive loss at March 31, 2006 and December 31, 2005 are as follows:

	(Unaudited)
	March 31,	December 31,
(In thousands)	2006	2005
Foreign currency translation adjustment	$17,321	$(666)
Minimum pension liability adjustment (net of tax)	(145,803)	(145,803)
Fair value of derivatives (net of tax)	(2,692)	5,464
Other	15	(47)
Accumulated other comprehensive loss	$(131,159)	$(141,052)

Reclassifications from other comprehensive income to earnings related to the Company’s natural gas price swap contracts during the first quarter ended March 31, 2006 were $3.5 million. Reclassifications during the first quarter of 2005 were not significant.

PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of net periodic benefit cost for the quarters ended March 31, 2006 and March 31, 2005 are as follows:

	Qualified Domestic Defined Benefit Plans		International and Non- Qualified Defined Benefit Plans		Post-Retirement Health Care Plans
	Quarter Ended March 31,		Quarter Ended March 31,		Quarter Ended March 31,
(In thousands)	2006	2005	2006	2005	2006	2005
Service cost	$180	$1,604	$1,862	$1,870	$312	$330
Interest cost	11,850	9,583	5,091	3,902	2,584	3,217
Expected return on plan assets	(14,580)	(11,999)	(3,609)	(2,055)	(594)	(595)
Amortization of unrecognized transition obligation	—	(2)	28	31	—	—
Amortization of prior service cost	—	15	148	101	(806)	162
Amortization of net loss	1,703	2,193	598	388	402	70
Curtailment gain recognized	—	—	(429)	(84)	—	—
Settlement (gain) loss recognized	—	—	(221)	807	—	—
Net periodic benefit cost (credit)	$(847)	$1,394	$3,468	$4,960	$1,898	$3,184

The following table represents the allocation of net periodic benefit cost (credit) for the first quarters ended March 31, 2006 and 2005, which reflects the Refined Products business as a discontinued operation:

	Qualified Domestic Defined Benefit Plans		International and Non- Qualified Defined Benefit Plans		Post-Retirement Health Care Plans
	Quarter Ended March 31,		Quarter Ended March 31,		Quarter Ended March 31,
(In thousands)	2006	2005	2006	2005	2006	2005
Continuing operations	$(847)	$1,394	$3,468	$4,201	$1,898	$3,184
Discontinued operations	—	—	—	759	—	—
Net periodic benefit cost (credit)	$(847)	$1,394	$3,468	$4,960	$1,898	$3,184

During the first quarter of 2006, the Company made a lump sum payment under the provisions of its supplemental executive retirement programs of approximately $2.7 million. As a result of the first quarter 2006 payment, a settlement gain of approximately $0.2 million was recorded.

The Company expects to contribute approximately $0.2 million to its domestic qualified pension plans in 2006, of which no contributions were made as of March 31, 2006. The Company expects to contribute $14.5 million to its international and non-qualified pension plans, of which $3.8 million has been contributed as of March 31, 2006.  The Company’s funding assumptions for its domestic pension plans assume no significant change with regards to demographics, legislation, plan provisions, or actuarial assumption or methods to determine the estimated funding requirements.

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

The Company uses interest rate swap contracts as fair value hedges to convert $125 million of the $400 million 7% fixed rate debt to variable rate debt. Each interest rate swap contract is designated with the principal balance and the term of the specific debt obligation. These contracts involve the exchange of interest payments over the life of the contract without the exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is recognized as an adjustment to interest expense.

The following table summarizes the unrealized (gains) and losses related to certain cash flow hedging for the first quarters ended March 31, 2006 and 2005.

	Quarter Ended March 31,
(In thousands)	2006	2005
Cash flow hedges (in AOCL):
Balance at beginning of period	$(5,464)	$(2,769)
Price swap contracts — natural gas	8,156	(8,838)
Balance at end of period	$2,692	$(11,607)

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (FIN 47). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The company adopted FIN 47 in the fourth quarter of 2005, effective from January 1, 2005. The effect of this adoption resulted in a cumulative effect of accounting change of $0.5 million (net of taxes of $0.3 million) as of December 31, 2005.

The following is a summary of the change in the carrying amount of the asset retirement obligations during the first quarter of 2006 and 2005, the net book value of assets related to the asset retirement obligations at March 31, 2006 and 2005 and the related depreciation expense recorded during the first quarter of 2006 and 2005.

	Quarter Ended March 31,
(In thousands)	2006	2005
Asset retirement obligation balance at beginning of year	$10,560	$717
Accretion expense — cost of products sold	83	38
Asset retirement obligation balance at end of period	$10,643	$755

Net book value of asset retirement obligation assets at end of period	$1,566	$76

Depreciation expense	$18	$11

At March 31, 2006, $0.5 million of the asset retirement obligation was included in accrued expenses and $10.1 million was included in other liabilities on the condensed consolidated balance sheet. At March 31, 2005, the entire balance was included in other liabilities.

ANTITRUST INVESTIGATIONS AND RELATED MATTERS

Antitrust Investigations

Rubber Chemicals

On May 27, 2004, the Company pled guilty to a one-count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period between July 1995 to December 2001. The U.S. federal court imposed a fine of $50.0 million, payable in six annual installments, without interest, beginning in 2004. In light of the Company’s cooperation with the U.S. Department of Justice (the “DOJ”), the court did not impose any period of corporate probation. On May 28, 2004, the Company pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Canadian federal court imposed a sentence requiring the Company to pay a fine of CDN $9.0 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid (in U.S. dollars) $2.3 million in 2004 and $2.3 million in 2005, in cash, for the U.S. and Canadian fines. Remaining cash payments for the U.S. and Canadian fines are expected to equal (in U.S. dollars) approximately $6.9 million in 2006; $11.5 million in 2007; $16.2 million in 2008; and $18.4 million in 2009. The Company recorded a pre-tax charge of $45.2 million against results of operations for its fiscal year ended December 31, 2003, as a reserve for the payment of the U.S. and Canadian fines, which represented the present value of the expected payments. The Company had reserves related to these settlements of $6.5 million in accrued expenses and $41.0 million in other liabilities at March 31, 2006, and $6.5 million in accrued expenses and $40.3 million in other liabilities at December 31, 2005 on its condensed consolidated balance sheets.

The Company and certain of its subsidiaries were previously the subject of a coordinated civil investigation by the European Commission (the “EC”) with respect to the sale and marketing of rubber chemicals. On December 21, 2005, the Company announced that the EC imposed a fine of Euro 13.6 million (approximately U.S. 16 million) on the Company in connection with the EC’s rubber chemicals investigation. The amount of the fine reflects the EC’s maximum leniency of a 50 percent reduction in the fine, resulting from the Company’s continual cooperation with the EC throughout its investigation. In December 2005, the Company recorded a pre-tax charge of $16.1 million for the EC fine, which is included in accrued expenses on the Company’s condensed consolidated balance sheets at March 31, 2006 and December 31, 2005. As of the date of this periodic report on Form 10-Q, there are no remaining governmental investigations of the Company with respect to its sale and marketing of rubber chemicals.

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

The Company’s antitrust costs, which are comprised primarily of settlements and legal costs, decreased from $35.9 million (pre-tax) during the immediately prior fiscal quarter ended December 31, 2005 to $12.8 million (pre-tax) for the fiscal quarter ended March 31, 2006. The antitrust costs for the first quarter of 2006 include $7.7 million primarily for settlement offers made to certain plastic additives and urethanes claimants and $5.1 million for legal costs associated with the antitrust investigations and civil lawsuits. The Company expects to continue to incur costs, which may be substantial, until all antitrust investigations are concluded and civil claims are resolved.

Civil Lawsuits

Except for those actions indicated as being subject to a settlement agreement dismissed by the applicable court or as otherwise provided, the actions described below under “Civil Lawsuits” are in early procedural stages of litigation. The Company cannot predict the outcome of any of the actions described below under “Civil Lawsuits” and believes potential remedial costs or damages are indeterminable. The Company will seek cost-effective resolutions of the various pending and threatened legal proceedings against the Company; however, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Except for direct purchaser claims with respect to rubber chemicals, EPDM and nitrile rubber, the Company has not recorded a charge for potential liabilities and expenses in connection with the civil claims not subject to any settlement agreement, because it is not yet able to reasonably estimate such costs.

At March 31, 2006 and December 31, 2005, the Company had reserves related to the civil lawsuits described below of $64.3 million and $57.6 million, respectively, in accrued expenses on its condensed consolidated balance sheets.

U.S. Federal Antitrust Actions

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

In accordance with its rights under the Global Settlement Agreement, the Company terminated those parts of the settlement covering rubber chemicals and EPDM following the exercise of opt out rights by certain potential members of the applicable classes. As a result of the Company’s partial termination of the Global Settlement Agreement, the consolidated direct purchaser class action lawsuits relating to rubber chemicals and EPDM continue to proceed in their respective federal district courts. The Company is negotiating settlements directly with a number of the larger potential claimants in those actions. The Company’s settlements with respect to certain of these claimants is described below under “Remaining Direct and Indirect Purchaser Lawsuits.” The nitrile rubber portion of the Global Settlement Agreement has been approved by the United States District Court for the Western District of Pennsylvania.

ParaTec Elastomers Cross-Claims. A defendant in the class action lawsuit relating to nitrile rubber, ParaTec Elastomers LLC, a former joint venture in which the Company previously owned a majority interest but now has no interest, has asserted cross claims against the Company and its subsidiary Uniroyal in this class action, seeking indemnification for settlements that ParaTec Elastomers LLC has entered into and damages that ParaTec Elastomers LLC has allegedly suffered or may suffer as a result of the Company’s actions, including the Company’s alleged failure to obtain immunity for ParaTec Elastomers with respect to the EC’s investigation of the sale and marketing of nitrile rubber. The ParaTec Elastomers complaint seeks damages of unspecified amounts, including attorneys’ fees and punitive damages with respect to certain of the alleged causes of action, injunctive relief, pre- and post-judgment interest, costs and disbursements and such other relief as the court deems just and proper. On August 6, 2004, the Company filed a motion to dismiss the cross claims, or in the alternative to compel arbitration. On September 29, 2005, the motion to dismiss was granted with respect to the plaintiff’s claims of violation of the Connecticut Unfair Trade Practices Act, breach of contract, fraud and promissory estoppel. The motion to dismiss was denied with respect to the plaintiff’s claims for contractual indemnification pursuant to the ParaTec Elastomers LLC Agreement, breach of fiduciary duty and breach of covenant of good faith and fair dealing. In addition, the court denied the Company’s motion to compel arbitration. The Company has appealed the denial of its motion to compel arbitration. The Company has not recorded an accrual for this matter because it is not probable.

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

•              With respect to rubber chemicals, the Company, Uniroyal and other companies remain defendants in two direct purchaser lawsuits, including the consolidated rubber chemicals direct purchaser lawsuit previously subject to the Global Settlement Agreement. Discovery in these actions closes in June of 2006. The plaintiffs in a previously pending indirect purchaser lawsuit filed in the United States District Court, Eastern District of Tennessee filed a Notice of Voluntary Dismissal on April 27, 2006.

•              The first direct purchaser lawsuit, as amended, was filed on March 15, 2005 in the United States District Court, Northern District of California, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased rubber chemicals in the United States directly from any of the defendants or from any present or former parent, subsidiary or affiliate thereof at any time during the period from May 1, 1995 to December 31, 2001. The plaintiffs in this lawsuit consist of the plaintiffs that had been previously subject to the now partially terminated Global Settlement Agreement. In December 2005, the Company and Uniroyal entered into settlement agreements with four plaintiffs in this lawsuit, as well as the plaintiffs in two previously pending direct purchaser lawsuits filed in Pennsylvania and Ohio by RBX Industries, Inc. and Goodyear Tire & Rubber Company, respectively. The purchases by these plaintiffs represent over half of the Company’s relevant U.S. rubber chemicals sales during the periods covered by the lawsuits. Pursuant to these settlement agreements, the Company paid an aggregate of $50.8 million in exchange for the plaintiffs’ release of their claims against the Company. The settlement agreement with Goodyear Tire & Rubber Company also resolves Goodyear’s federal direct purchaser lawsuit against the Company with respect to purchases of EPDM and polychloroprene, as described below, and the aggregate settlement amount of $50.8 million includes the settlement amount for such other lawsuit. Discovery with respect to the class and PolyOne closes at the end of June 2006.  A trial date has not yet been set.

•              The second lawsuit was filed on March 9, 2005, in the United States District Court, Northern District of Ohio (now transferred to the Northern District of California), by Parker Hannifin Corporation and PolyOne Corporation with respect to purchases of rubber chemicals from one or more of the defendants. Parker Hannifin’s claims with respect to this lawsuit have been settled.

•              The third lawsuit was filed on June 1, 2005, in the United States District Court, Northern District of California, by Caterpillar Inc., Carlisle Companies Incorporated and certain subsidiaries of Carlisle Companies Incorporated with respect to purchases of rubber chemicals from one or more of the defendants. The claims with respect to this lawsuit have been settled.

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

•              The first lawsuit was filed on December 28, 2004, in the United States District Court, Northern District of Ohio, by PolyOne Corporation with respect to purchases of plastic additives from one or more of the defendants. This action has been transferred to the Eastern District of Pennsylvania for coordination with the consolidated class action pending there. The Company has settled the consolidated class action involving plastic additives, but the case remains pending against certain other defendants.

•              The second lawsuit is a class action lawsuit, filed in August 2005, as thereafter amended, in the United States District Court, Eastern District of Pennsylvania, by plaintiffs on behalf of themselves and a class consisting of all persons and business entities within Arizona, Tennessee and Vermont that indirectly purchased products containing plastic additives manufactured, sold or distributed by the defendants, other than for resale, at any time from January 1, 1990 to January 31, 2003.

•              With respect to urethanes, the Company, Uniroyal and other companies are defendants in a consolidated direct purchaser class action lawsuit filed on November 19, 2004, in the United States District Court, District of Kansas, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased urethanes in the United States directly from any of the defendants or from any present or former parent, subsidiary or affiliate thereof at any time during the period from January 1, 1998 to the present. This action consolidates twenty-six direct purchaser class action lawsuits previously described in the Company’s prior periodic reports filed with the Securities and Exchange Commission. The plaintiffs’ class certification motion is pending.

•              The remaining federal purchaser lawsuit is a multi-product lawsuit. The Company, Uniroyal and other companies are also defendants in a direct purchaser lawsuit filed on November 16, 2004, in the United States District Court, Northern District of Ohio, by Parker Hannifin Corporation and PolyOne Corporation with respect to purchases of EPDM, nitrile rubber and polychloroprene from one or more of the defendants. Parker Hannifin Corporation’s claims with respect to the nitrile rubber portion of this suit have been settled. This action has been transferred to the District of Connecticut. In December 2005, the Company and Uniroyal entered into a settlement agreement with Goodyear Tire & Rubber Company with respect to a previously pending single direct purchaser lawsuit filed on May 7, 2004, as amended, in the United States District Court, Northern District of Ohio (subsequently transferred to the District of Connecticut), by Goodyear Tire & Rubber Company with respect to purchases of EPDM and polychloroprene. This settlement agreement also resolves the federal direct purchaser lawsuit by Goodyear Tire & Rubber Company against the Company with respect to rubber chemicals, as described above.

State Court Antitrust Class Actions

Rubber Chemicals. With respect to rubber chemicals, the Company, certain of its subsidiaries and other companies remain defendants in seven pending putative indirect purchaser class action lawsuits filed during the period from October 2002 through January 2006 in state courts.

•              Four of the outstanding seven lawsuits were filed in California, Florida, Tennessee and West Virginia, from October 2002 through February 2003, and the putative class in each lawsuit comprises all persons within each of the applicable states who purchased tires other than for resale that were manufactured using rubber processing chemicals sold by the defendants since 1994. The complaints principally allege that the defendants agreed to fix, raise, stabilize and maintain the price of rubber processing chemicals used as part of the tire manufacturing process in violation the laws of these states and that this caused injury to individuals who paid more to purchase tires as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, interest and attorneys’ fees and costs. Plaintiffs in the California lawsuit were denied class certification on January 30, 2006. A previously pending putative indirect purchaser action filed in Minnesota was dismissed by the court on August 29, 2005. The plaintiff in this case has filed a notice of appeal of the court’s decision.

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

The Company has filed motions to dismiss on substantive and personal jurisdictional grounds with respect to four of the pending non-multi-product lawsuits described above, one of which has been denied by the applicable court.

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

•              One of the lawsuits was filed in Tennessee on April 28, 2004. The putative class comprises all natural persons who purchased indirectly urethanes during the period from January 1, 1994 to April 2004. The Company has filed a motion to dismiss with respect to this lawsuit.

•              One of the lawsuits was filed in Florida on October 28, 2005. The putative class is comprised of all individuals or entities in any of 21 states or the District of Columbia who indirectly purchased urethanes manufactured or sold by the defendants at any time during the period from January 1, 1999 through December 31, 2004. The Company has filed a motion to dismiss with respect to this lawsuit.

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

Canadian Antitrust Actions

EPDM. The Company and the plaintiffs in three previously disclosed Canadian class action lawsuits relating to EPDM have entered into a settlement agreement, dated as of September 19, 2005 (the “EPDM Settlement Agreement”), that is intended to resolve, with respect to the Company and its defendant subsidiaries, the three lawsuits filed in the Quebec Superior Court (District of Quebec), the Ontario Superior Court of Justice and the Supreme Court of British Columbia, respectively. The lawsuits were filed on behalf of residents of Canada who purchased, used or received EPDM or who purchased products containing EPDM between January 1, 1994 and December 31, 2002. Each of the foregoing complaints principally alleged that the Company conspired with other defendants to restrain unduly competition in the sale of EPDM and to inflate artificially the sale price of EPDM in violation of Canada’s Competition Act, and that this caused injury to purchasers who paid artificially inflated prices for EPDM or products containing EPDM. The plaintiffs sought, among other things, authorization to commence a class action, recovery of the additional revenues generated by the artificial inflation of the price of EPDM, exemplary and punitive damages, attorneys’ fees and costs.

The EPDM Settlement Agreement required that the Company pay CDN $4.5 million (approximately U.S. $3.9 million) to the class claimants in Canada covering all direct and indirect purchasers of EPDM during the class period of January 1, 1997 to December 31, 2001 in exchange for the final dismissal with prejudice of the lawsuit as to the Company and its subsidiary defendants and a complete release of all claims against the Company and its subsidiary defendants set forth in the lawsuits. The EPDM Settlement Agreement, which has been approved by the applicable courts, permitted potential class members to opt out of the class and the Company to recover a portion of the settlement funds with respect to those potential class members that chose to opt out of the settlement. The opt-out period has expired, one class member opted out, and in April 2006 the Company recovered CDN $338,309 in previously paid settlement funds.

Rubber Chemicals. The Company has entered into a settlement agreement, dated December 1, 2005 (the “Rubber Chemicals Settlement Agreement”), that is intended to resolve, with respect to the Company and its defendant subsidiaries, four

Canadian class action lawsuits filed in the Quebec Superior Court (District of St. Francois), the Quebec Superior Court (District of Montreal), the Ontario Superior Court of Justice and the Supreme Court of British Columbia between May 2004 and February 2005. The lawsuits were filed on behalf of persons and certain entities that purchased rubber chemicals or products containing rubber chemicals directly or indirectly from the defendants during various periods commencing July 1995 and ending as late as December 2001. Three of those complaints alleged that the Company conspired with other defendants to restrain unduly competition in the sale of rubber chemicals and to inflate artificially the sale price of the rubber chemicals in violation of Canada’s Competition Act, and that this caused injury to purchasers who paid artificially inflated prices for such rubber chemicals. The fourth complaint alleged that the Company conspired with other defendants to coordinate the timing and amounts of price increases for certain rubber chemicals and to allocate customers and sales volumes amongst themselves in violation of Canada’s Competition Act, and that this caused injury to purchasers who paid artificially inflated prices for rubber chemicals or products containing rubber chemicals. The plaintiffs in each lawsuit sought, among other things, recovery of the additional revenues generated by the artificial inflation of the price of rubber chemicals, general and punitive damages, attorney’s fees and costs.

The Rubber Chemicals Settlement Agreement proposes the certification of the lawsuits as class actions for purposes of the settlement and provides that the Company will pay CDN $7.2 million (approximately U.S. $6.2 million) to the class claimants in Canada covering all persons who purchased rubber chemicals products in Canada during the class period of July 1, 1995 to December 31, 2001, in exchange for the final dismissal with prejudice of the lawsuits as to the Company and its defendant subsidiaries and a complete release of all claims against the Company and its defendant subsidiaries set forth in the lawsuits. The Rubber Chemicals Settlement Agreement, which is subject to approval by the courts in Ontario, Quebec and British Columbia and notice to class members, permits potential class members to opt out of the class and the Company to recover a portion of the settlement funds with respect to certain potential class members that choose to opt out of the settlement.

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

The Polyester Polyols Settlement Agreement proposes the certification of the lawsuits as class actions for purposes of the settlement and provides that the Company will pay CDN $69,000 (approximately U.S. $60,000) to the class claimants in Canada who purchased Polyester Polyols in Canada during the class period of February 1, 1998 to December 31, 2002, in exchange for the final dismissal with prejudice of the lawsuits as to the Company and its defendant subsidiaries and a complete release of all claims against the Company and its defendant subsidiaries set forth in the lawsuits. The Polyester Polyols Settlement Agreement, which is subject to the approval of the courts in Ontario and Quebec identified above and notice to class members, permits potential class members to opt out of the class and the Company to recover a portion of the settlement funds with respect to certain potential class members that choose to opt out of the settlement.

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

CONTINGENCIES

Environmental Matters

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operation and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes that such costs are estimable. The total amount accrued for such environmental liabilities at March 31, 2006, was $135.4 million. The Company estimates the determinable environmental liability to range from $109 million to $140 million at March 31, 2006. The Company is still in the process of evaluating the environmental liabilities related to the former Great Lakes locations, which it assumed as a result of the Merger. The Company’s reserves include estimates for determinable clean-up costs. During the first quarter of 2006, the Company recorded a pre-tax charge of $1.7 million to increase its environmental liabilities and made payments of $3.5 million for clean-up costs, which reduced its environmental liabilities. At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed the Company’s present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations and cash flows. It is reasonably possible that the Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

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

Legal Proceedings

Conyers - The Company and certain of its officers and employees have been named as defendants in five state class action lawsuits filed in three counties in Georgia pertaining to the fire at the Company’s Conyers, Georgia warehouse on May 25, 2004 including the Davis case in Rockdale County, the Burtts and Hill cases in Fulton County and the Chapman and Brown cases in Gwinnett County. These suits seek recovery for economic and non-economic damages allegedly suffered as a result of the fire. The Company intends to vigorously defend against these lawsuits. The Company established a claims settlement process within one day of the fire to resolve all legitimate economic and personal injury claims raised by residents and businesses in Rockdale County, Georgia. While attorneys for certain plaintiffs attempted to stop this process, the Rockdale Superior Court ordered that the claims process continue in the interests of the citizens of that county. At the time of the fire, the Company maintained, and continues to maintain, property and general liability insurance. The Company believes that its general liability policies will adequately cover any third party claims and legal and processing fees in excess of the amounts that were recorded through March 31, 2006.

On March 29, 2005, the plaintiffs filed an alleged class action lawsuit in the United States District Court for the Northern District of Georgia, also referred to as the Martin case, seeking recovery of damages allegedly caused by the May 2004 fire. In addition, the Martin plaintiffs seek a declaratory judgment to void, as a matter of law, all settlements executed to date. The Company filed motions to dismiss the Martin case on substantive and jurisdictional grounds, which the Court granted in part and denied in part, with leave to renew at the conclusion of limited jurisdictional discovery. The plaintiffs in the state class action lawsuits described above each filed motions to voluntarily dismiss their respective cases in order to include their claims with the Martin federal court action. The applicable state courts have granted the plaintiffs’ motions to dismiss the Burtts and Hill cases. The motions to voluntarily dismiss the Chapman and Brown cases remain pending and are subject to opposition by the Company. The Company has successfully opposed the dismissal of the Davis case and the plaintiffs’ appeal of that outcome was rejected by the Georgia Supreme Court. The plaintiffs in the Davis case subsequently filed an additional motion to voluntarily dismiss the case which the Court has denied.

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

OSCA — Great Lakes previously held interests in a company named OSCA, Inc., which interests were divested to BJ Services Company in May 2002. OSCA is a party to certain pending litigation regarding a blowout of a well in the Gulf of Mexico operated by Newfield Exploration Company. In the lawsuit, the plaintiffs claimed that OSCA and the other defendants breached their contracts to perform work-over operations on the well and were negligent in performing those operations. Pursuant to an indemnification agreement between Great Lakes and BJ Services entered into at the time of the sale of OSCA, Great Lakes agreed to pay BJ Services a certain percentage of any uninsured cash damages in excess of an amount paid by OSCA upon settlement or final determination of this pending litigation. In April 2002, a jury found OSCA and the other defendants responsible for those claims and determined OSCA’s share of the damages. In connection with the lawsuit, the Company asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident. Following a related trial on these insurance coverage claims, the court issued its final judgments on the underlying liability claims and the insurance coverage claims, entering judgment against OSCA for a net amount of approximately $13.3 million plus interest and finding that such amount was only partially covered by insurance. As of March 31, 2006, the Company had a $7.8 million reserve recorded for this indemnification liability. The Company and BJ Services appealed certain of the liability and insurance coverage decisions. In April 2006, the United States Fifth Circuit Court of Appeals affirmed the jury’s verdict on liability against OSCA, but reversed in part the District Court’s decision regarding insurance coverage and remanded the matter to the District Court for the calculation of damages subject to a policy exclusion.

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

Guarantees

The Company has standby letters of credit and guarantees with various financial institutions. At March 31, 2006 and December 31, 2005, the Company had $167.7 million and $129.9 million, respectively, of outstanding letters of credit and guarantees primarily related to its liabilities for environmental remediation, insurance obligations, European value added tax (VAT) obligations, a pending legal matter, a potential tax exposure, and a customer guarantee. The increase is primarily due to additional letters of credit related to environmental obligations of Great Lakes.

The standby letter of credit for the potential tax exposure existed prior to December 31, 2002. At March 31, 2006 and December 31, 2005, the amount of this letter of credit was $22.3 million and $20.4 million, respectively. At March 31, 2006 and December 31, 2005, the Company had accrued $10.8 million and $10.6 million, respectively, related to this exposure, which represents the Company’s estimate of the probable outcome of this tax exposure.

The letter of credit for the pending legal matter relates to the indemnification liability that Great Lakes may be obligated to pay relating to the OSCA matter described above. The amount of the letter of credit was $16.1 million at March 31, 2006 and December 31, 2005. The Company has accrued $7.8 million and $9.7 million at March 31, 2006 and December 31, 2005, respectively, for this exposure, which represents its estimate of the probable outcome of this matter. The decrease to the reserve of $1.9 million in the first quarter of 2006 has been recorded as a purchase accounting adjustment to goodwill.

For the customer guarantee, the Company has contingently guaranteed certain debt obligations of one of its customers. At March 31, 2006 and December 31, 2005, the amount of this guarantee was $2.5 million and $2.8 million, respectively. Based on past experience and on the underlying circumstances, the Company does not expect to have to perform under this guarantee. The fair value of the Company’s obligation to stand-ready to perform for the term of the guarantee is not material.

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

BUSINESS SEGMENT DATA

The Company evaluates a segment’s performance based on several factors, of which the primary factor is operating profit (loss). In computing operating profit (loss) by segment, the following items have not been deducted:  (1) general corporate expense; (2) amortization; (3) facility closures, severance and related costs; (4) antitrust costs and (5) merger costs. Pursuant to Financial Accounting Standards Board Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” these items have been excluded from the Company’s presentation of segment operating profit (loss) because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance.

The Company has organized its segments around the nature of its products. As a result of the Merger, the reportable segments of the Company have been realigned and prior periods have been revised to reflect the Company’s new management and reporting structure. The Plastic Additives reporting segment includes the Company’s former plastic additives business unit and the Great Lakes polymer stabilizers business unit (collectively the non-flame retardants plastic additives operating segment) and flame retardants operating segment (excluding the former agricultural, fluorine chemicals, performance fluids, industrial water treatment and optical monomer components of the Great Lakes business units). The Polymers reporting segment includes the EPDM operating segment and the urethane additive and urethane business units (collectively the urethanes operating segment). The Specialty Additives reporting segment includes the Company’s rubber additives and petroleum additives operating segments. The petroleum additives business unit includes the performance fluids component of the former Great Lakes flame retardants operating segment. The Crop Protection reporting segment includes the Company’s crop protection operating segment and the former agricultural component of the Great Lakes flame retardants operating segment. The Consumer Products reporting segment includes the former Great Lakes consumer products reporting segment. The Other reporting segment includes the former Great Lakes fluorine chemicals, industrial water treatment and optical monomers business units.

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis, including amortization expense. These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses for executives and corporate managers. Facility closures, severance and related costs are costs related to the Company’s 2006 cost savings initiatives, the 2004 activity-based restructuring initiative and the cost reduction initiatives that began in 2001 and 2003. The antitrust costs are primarily for settlement offers and legal costs associated with antitrust investigations and related civil lawsuits. Merger costs are non-capitalizable costs associated with the Merger and integration of the Company and Great Lakes.

Certain prior year business segment amounts have been reclassified to conform to the current year’s presentation.

A summary of business data for the Company’s reportable segments for the first quarters ended March 31, 2006 and 2005 are as follows:

Information by Business Segment

	Quarter Ended March 31,
(In thousands)	2006	2005
Net Sales
Plastic Additives	$397,584	$208,287
Polymers	127,338	130,818
Specialty Additives	142,524	132,319
Crop Protection	88,610	77,913
Consumer Products	114,427	—
Polymer Processing Equipment	—	40,393
Other	45,278	—
Total Net Sales	$915,761	$589,730
Operating Profit (Loss)
Plastic Additives	$32,270	$16,922
Polymers	17,409	23,649
Specialty Additives	15,809	26,344
Crop Protection	23,601	19,497
Consumer Products	12,293	—
Polymer Processing Equipment	—	(470)
Other	5,582	—
	106,964	85,942
General corporate expense, including amortization	(37,238)	(21,234)
Facility closures, severance and related costs	(504)	(158)
Antitrust costs	(12,808)	(3,166)
Merger costs	(10,045)	—
Total Operating Profit	$46,369	$61,384

OTHER EVENTS

On March 31, 2006, the Company announced that it has signed a letter of intent and is in final discussions to sell its Industrial Water Treatment business (excluding the Liquibrom® product line) to a United Kingdom private equity firm. The signing of a definitive agreement is subject to negotiation of final terms, European regulatory approvals and works councils’ consultations. The transaction is expected to close during the second quarter of 2006. Proceeds from the sale, if completed, are expected to be used primarily for debt reduction. The Company does not expect to record a gain or loss on this transaction.

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

GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA

The Company’s obligations under its 9.875% Senior Notes due 2012 and the Senior Floating Rate Notes due 2010 (the “Senior Notes”) are jointly and severally, fully and unconditionally guaranteed by certain wholly-owned domestic subsidiaries of the Company that guarantee the Company’s new $725 million credit facility that was amended in December 2005 (the “Guarantor Subsidiaries”). The Company’s subsidiaries that do not guarantee the New Senior Notes are referred to as the “Non-Guarantor Subsidiaries”. The Guarantor Condensed Consolidating Financial Data presented below presents the statements of operations, balance sheets and statements of cash flow data (i) for Chemtura Corporation (the “Parent Company”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Chemtura Corporation’s historical reported financial information); (ii) for the Parent Company, alone (accounting for its Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) for the Guarantor Subsidiaries alone; and (iv) for the Non-Guarantor Subsidiaries alone.

Condensed Consolidating Statement of Operations
Quarter Ended March 31, 2006
(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$915,761	$(342,432)	$100,867	$525,698	$631,628

Cost of products sold	674,837	(342,432)	102,679	393,106	521,484
Selling, general and administrative	104,963	—	10,124	39,443	55,396
Depreciation and amortization	51,711	—	9,246	25,312	17,153
Research and development	14,798	—	(128)	8,654	6,272
Equity income	(274)	—	—	257	(531)
Facility closures, severance and related costs	504	—	(124)	48	580
Antitrust costs	12,808	—	—	12,808	—
Merger costs	10,045	—	369	9,676	—

Operating profit (loss)	46,369	—	(21,299)	36,394	31,274

Interest expense	29,073	—	18,065	7,014	3,994
Other (income) expense, net	(2,640)	—	(4,144)	4,769	(3,265)
Equity in net (earnings) loss of subsidiaries	—	55,624	(34,954)	(16,169)	(4,501)

Earnings (loss) from continuing operations before income taxes	19,936	(55,624)	(266)	40,780	35,046
Income tax expense (benefit)	6,731	—	(13,473)	9,815	10,389

Earnings (loss) from continuing operations	13,205	(55,624)	13,207	30,965	24,657
Earnings from discontinued operations	—	—	—	—	—

Net earnings (loss)	$13,205	$(55,624)	$13,207	$30,965	$24,657

Condensed Consolidating Balance Sheet
As of March 31, 2006
(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
ASSETS

Current assets	$1,653,440	$—	$307,963	$552,752	$792,725
Intercompany receivables	—	(10,818,943)	4,877,771	2,431,014	3,510,158
Investment in subsidiaries	—	(6,644,082)	2,617,873	1,056,387	2,969,822
Property, plant and equipment, net	1,168,964	—	161,537	564,269	443,158
Cost in excess of acquired net assets	1,212,804	—	102,833	625,820	484,151
Other assets	1,000,282	—	203,928	587,625	208,729
Total assets	$5,035,490	$(17,463,025)	$8,271,905	$5,817,867	$8,408,743

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities	$929,764	$—	$213,115	$396,572	$320,077
Intercompany payables	—	(10,857,166)	5,911,417	2,200,508	2,745,241
Long-term debt	1,397,652	—	810,537	431,435	155,680
Other long-term liabilities	915,709	—	295,412	322,579	297,718
Total liabilities	3,243,125	(10,857,166)	7,230,481	3,351,094	3,518,716

Stockholders’ equity	1,792,365	(6,605,859)	1,041,424	2,466,773	4,890,027

Total liabilities and stockholders’ equity	$5,035,490	$(17,463,025)	$8,271,905	$5,817,867	$8,408,743

Condensed Consolidating Statement of Cash Flows
Quarter Ended March 31, 2006
(In thousands)

					Non-
			Parent	Guarantor	Guarantor
Increase (decrease) to cash	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$13,205	$(55,624)	$13,207	$30,965	$24,657
Adjustments to reconcile net earnings (loss)
to net cash (used in) provided by operations:
Depreciation and amortization	51,711	—	9,246	25,312	17,153
Equity income	(371)	—	—	160	(531)
Changes in assets and liabilities, net	(136,783)	55,624	(194,507)	(44,279)	46,379
Net cash (used in) provided by operations	(72,238)	—	(172,054)	12,158	87,658

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	19,390	—	19,390	—	—
Payments for acquisitions	(6,733)	—	—	(6,733)	—
Payments for Merger transaction costs	(4,737)	—	(500)	(1,447)	(2,790)
Capital expenditures	(17,560)	—	(2,045)	(9,516)	(5,999)
Other investing activities	(2)	—	(2)	—	—
Net cash (used in) provided by investing activities	(9,642)	—	16,843	(17,696)	(8,789)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from domestic credit facility, net	86,993	—	125,000	—	(38,007)
Payments on short-term borrowings	5,844	—	39,989	(881)	(33,264)
Dividends paid	(12,007)	—	(12,007)	—	—
Proceeds from exercise of stock options	848	—	848	—	—
Other financing activities	433	—	433	—	—
Net cash provided by (used in) financing activities	82,111	—	154,263	(881)	(71,271)

CASH
Effect of exchange rates on cash	2,503	—	—	—	2,503
Change in cash	2,734	—	(948)	(6,419)	10,101
Cash at beginning of period	138,556	—	4,381	28,612	105,563
Cash at end of period	$141,290	$—	$3,433	$22,193	$115,664

Condensed Consolidating Statement of Operations
Quarter Ended March 31, 2005
(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$589,730	$(137,043)	$154,092	$245,090	$327,591

Cost of products sold	420,474	(137,043)	133,068	172,316	252,133
Selling, general and administrative	63,999	—	15,247	23,500	25,252
Depreciation and amortization	30,126	—	11,142	7,067	11,917
Research and development	10,511	—	966	4,263	5,282
Equity income	(88)	—	—	(88)	—
Facility closures, severance and related costs	158	—	(1,472)	587	1,043
Antitrust costs	3,166	—	—	3,166	—

Operating profit (loss)	61,384	—	(4,859)	34,279	31,964

Interest expense (income)	24,406	—	22,561	1,860	(15)
Other expense (income), net	4,266	—	1,800	4,238	(1,772)
Equity in net earnings of subsidiaries	—	68,454	(38,791)	(22,595)	(7,068)

Earnings from continuing operations before income taxes	32,712	(68,454)	9,571	50,776	40,819
Income tax expense (benefit)	14,483	—	(8,658)	11,811	11,330

Earnings from continuing operations	18,229	(68,454)	18,229	38,965	29,489
Earnings from discontinued operations	2,206	—	1,481	—	725
Net earnings	$20,435	$(68,454)	$19,710	$38,965	$30,214

Condensed Consolidating Balance Sheet
As of December 31, 2005
(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
ASSETS

Current assets	$1,541,600	$—	$112,041	$589,739	$839,820
Intercompany receivables	—	(9,567,154)	3,422,949	2,654,945	3,489,260
Investment in subsidiaries	—	(5,429,263)	2,548,432	1,008,041	1,872,790
Property, plant and equipment, net	1,192,335	—	168,610	581,518	442,207
Cost in excess of acquired net assets	1,211,459	—	102,797	622,798	485,864
Other assets	1,040,609	—	307,602	511,439	221,568
Total assets	$4,986,003	$(14,996,417)	$6,662,431	$5,968,480	$7,351,509

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities	$975,689	$—	$231,784	$377,672	$366,233
Intercompany payables	—	(9,603,757)	4,496,917	2,379,879	2,726,961
Long-term debt	1,309,603	—	685,258	435,557	188,788
Other long-term liabilities	925,314	—	306,004	248,875	370,435
Total liabilities	3,210,606	(9,603,757)	5,719,963	3,441,983	3,652,417
Stockholders’ equity	1,775,397	(5,392,660)	942,468	2,526,497	3,699,092
Total liabilities and stockholders’ equity	$4,986,003	$(14,996,417)	$6,662,431	$5,968,480	$7,351,509

Condensed Consolidating Statement of Cash Flows
Quarter Ended March 31, 2005
(In thousands)

					Non-
			Parent	Guarantor	Guarantor
Increase (decrease) to cash	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$20,435	$(71,614)	$19,710	$41,542	$30,797
Adjustments to reconcile net earnings (loss)
to net cash (used in) provided by operations:
Depreciation and amortization	32,135	—	12,536	7,067	12,532
Equity income	(88)	—	—	(88)	—
Changes in assets and liabilities, net	(122,502)	71,614	(87,754)	15,169	(121,531)
Net cash (used in) provided by operations	(70,020)	—	(55,508)	63,690	(78,202)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	11,797	—	11,797	—	—
Capital expenditures	(13,978)	—	(2,071)	(8,223)	(3,684)
Other investing activities	(28)	—	(28)	—	—
Net cash (used in) provided by investing activities	(2,209)	—	9,698	(8,223)	(3,684)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on domestic credit facility, net	25,000	—	25,000	—	—
Proceeds from short-term borrowings	(162)	—	(16)	(53)	(93)
Dividends paid	(5,808)	—	(5,808)	—	—
Proceeds from exercise of stock options	13,333	—	13,333	—	—
Other financing activities	991	—	991	—	—
Net cash (used in) provided by financing activities	33,354	—	33,500	(53)	(93)

CASH
Effect of exchange rates on cash	(1,414)	—	—	—	(1,414)
Change in cash	(40,289)	—	(12,310)	55,414	(83,393)
Cash at beginning of period	158,700	—	22,972	1,248	134,480
Cash at end of period	$118,411	$—	$10,662	$56,662	$51,087

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Chemtura Corporation:

We have reviewed the condensed consolidated balance sheet of Chemtura Corporation and subsidiaries (the “Company”) as of March 31, 2006, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 2006 and 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

As discussed in the Stock-Based Compensation note to the condensed consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” on January 1, 2006.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Chemtura Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 31, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/KPMG LLP

Stamford, Connecticut
May 10, 2006

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Description of Business

Crompton Corporation was historically a global diversified producer of specialty chemicals (including agricultural chemicals), polymer products and polymer processing equipment. On July 1, 2005, the Company completed a merger (the “Merger”) with Great Lakes Chemical Corporation (Great Lakes), creating the fourth largest publicly traded U.S. specialty chemical company. In conjunction with the Merger, the Company changed its name to Chemtura Corporation (the Company).

The Company is a global company dedicated to delivering innovative, market-focused specialty chemical solutions and consumer products. The Company currently has approximately 6,500 employees worldwide and sells its products in more than 100 countries. Headquartered in Middlebury, Connecticut, Chemtura operates in various markets, principally automotive, transportation, construction, agriculture, packaging, lubricants, plastics for durable and non-durable goods, industrial rubber, electronics and pool and spa chemicals. Most of its chemical products are sold to industrial manufacturing customers for use as additives, ingredients or intermediates that add value to their end products.

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

Other major factors affecting the Company’s financial performance include raw material and energy costs and selling prices. The Company’s strategy is to pursue selling prices that reflect the value of our products and thereby passing on higher costs for raw material and energy so as to preserve our profit margins. Our target is to achieve a 15% operating profit margin across our business portfolio.

The most significant increases in the Company’s revenues and expenses for the quarter ended March 31, 2006 as compared with the same quarter in 2005 are the result of the Merger. Comments related to those increases, as well as a detailed review of the Company’s financial position and results of operations are included in the remainder of this Item 2. The remainder of this introduction represents a highlight of the Company’s overall business performance for the three months ended March 31, 2006 and other significant events.

Prior years had given rise to eroding margins as raw material and energy cost increases were not passed along through increased selling prices. The Company successfully raised selling prices in the later half of 2004 and in 2005 resulting in selling price increases exceeding raw material and energy cost increases by $190.1 million for the 2005 year as compared with 2004 on a pro forma basis. However, this increase in pricing caused some customers, particularly in the non-flame retardant plastic additives product lines, to shift purchases to competitors thereby causing a reduction in volume. The company believes that the decreases in volume were felt most dramatically in the fourth quarter of 2005.

The first quarter of 2006, while still reflecting lower volumes from the same period last year, showed improvement from the fourth quarter of 2005, excluding the usual seasonal increase in volume for the crop protection segment. The Company made a commitment to improve volume and earnings from the fourth quarter of 2005, and delivered on that commitment in the first quarter of 2006. Of particular note is the Company’s non-Flame Retardant Plastic Additives revenue which increased nine percent from the fourth quarter of 2005. The Company is working with customers on an individual basis to provide the highest quality products that are deserving of a premium price.

Raw material and energy costs continued to rise in the first three months of 2006. These increases, which the industry has experienced since early in 2003, are primarily related to the worldwide increase in oil prices that are affecting our primary hydrocarbon-based raw materials and are expected to continue throughout 2006.

Other items of note related to ongoing business in the quarter ended March 31, 2006 as compared with the same quarter in 2005 include merger related costs of $10.0 million, primarily related to consulting costs of the merger integration and higher antitrust costs of $9.6 million which are discussed in detail later in this Item 2.

Cost Savings

The Company has undertaken various cost reduction initiatives over the past several years and continues to aggressively pursue cost reductions. The Company expects to achieve approximately $80 to $90 million of incremental savings in 2006 versus the pro forma combined results in 2005, and approximately $50 million of incremental savings in 2007, for a cumulative total of approximately $150 million. As of March 31, 2006, actual pre-tax merger related savings, based on the combined operations of the Company and Great Lakes for the quarter ended March 31, 2006 versus the pro forma combined results for the quarter ended March 31, 2005, totaled approximately $17.8 million. Both the annual cost savings and one-time expenditures are dependent upon the final integration activities that are being implemented by the Company. It is possible that the actual costs and savings amounts will differ from these current estimates.

The Company continues to focus on cost saving initiatives and is committed to developing plans to reevaluate strategies and costs to cover the narrowing value of both gross profit and operating income. The Company is utilizing Six Sigma, Lean Manufacturing initiatives and outside consultants to assist in identifying and implementing process improvements.

Significant Transactions

The Company continues to assess its business portfolio and debt position. To date, the Company has undertaken the following initiatives:

1.               On March 24, 2006, the Company acquired the Trace Chemicals business from Bayer CropScience LP for net cash of $6.7 million. Trace Chemicals is a leader in farmer-applied seed treatments in markets serving the United States of America. The acquisition will serve to enhance the Company’s offerings in the Crop Protection business.

2.               On April 19, 2006, the Company and certain of its consolidated subsidiaries entered into an underwriting agreement with several financial institutions for the sale by the Company of $500 million aggregate principal amount of 6.875% Senior Notes due 2016 (Notes). The offering closed on April 24, 2006 and the Company received net proceeds from the offering of $492.3 million after expenses. The proceeds were utilized to repay the outstanding balance on the Company’s revolving credit facility of $365 million, the outstanding balance on uncommitted lines of credit of $50 million and to reduce borrowings under the domestic receivable securitization programs of $60 million, with the remaining proceeds used for general corporate purposes. The Company has commenced redemption of all of its outstanding Senior Floating Rate Notes, face value of $164 million due 2010, which will be funded through the revolving credit facility. The Company anticipates approximately $15 million in extinguishment expense related to this redemption.

3.               On March 31, 2006, the Company announced that it has signed a letter of intent and is in final discussions to sell its Industrial Water Additives business to a U.K. private equity firm. Excluded from the sale is the Liquibrom® product line. The letter of intent contemplates that no facilities will be included in the transaction and that Chemtura will continue to manufacture products in its Adrian, MI and Trafford Park, UK facilities and sell to the purchaser via a supply agreement. The signing of a definitive agreement is subject to negotiation of final terms, and works councils consultations. The transaction has not yet closed but is expected to close during the second quarter. Proceeds from the sale will be used primarily for debt reduction.

ANTITRUST INVESTIGATIONS COSTS AND RELATED MATTERS

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

On December 21, 2005, the Company announced that the European Commission (the “EC”) imposed a fine of Euro 13.6 million (approximately U.S. $16 million) on the Company in connection with the coordinated civil investigation by the EC with respect to the sale and marketing of rubber chemicals. In December 2005, the Company recorded a pre-tax charge of $16.1 million for the EC fine. As of the date of this periodic report on Form 10-Q, there are no remaining governmental investigations of the Company with respect to its sale and marketing of rubber chemicals.

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

On September 19, 2005, the Company and plaintiffs entered into a settlement agreement (the “EPDM Settlement Agreement”) that is intended to resolve, with respect to the Company and its defendant subsidiaries, the three previously disclosed lawsuits filed in Canada principally alleging that the Company conspired with other defendants to restrain unduly competition in the sale of EPDM and to inflate artificially the sale price of EPDM in violation of Canada’s Competition Act, and that this caused injury to purchasers who paid artificially inflated prices for EPDM or products containing EPDM. Under the EPDM Settlement Agreement, the Company will pay CDN $4.5 million (approximately U.S. $3.9 million) to the class claimants in Canada in exchange for the final dismissal with prejudice of the lawsuits as to, and a complete release of all claims against, the Company and its subsidiary defendants. The EPDM Settlement Agreement, which has been approved by the applicable courts, permits potential class members to opt out of the class and the Company to recover a portion of the settlement funds with respect to those potential class members that choose to opt out of the settlement. The opt-out period has expired, one class member opted out, and in April 2006 the Company recovered CDN 338,309 in previously paid settlement funds.

On November 8, 2005 and December 1, 2005, the Company and applicable plaintiffs entered into settlement agreements that are intended to resolve, with respect to the Company and its defendant subsidiaries, the previously disclosed lawsuits filed in Canada, which principally allege that the Company conspired with other defendants to raise, fix, maintain or stabilize the price of and to allocate markets and customers for the sale of rubber chemicals and polyester polyols or products containing or derived from polyester polyols, as applicable, in Canada in violation of Canada’s Competition Act. Under the settlement agreement relating to rubber chemicals, the Company will pay CDN $7.2 million (approximately U.S. $6.2 million), and under the settlement agreement relating to polyester polyols, the Company will pay CDN $69,000 (approximately U.S. $60,000), in each case, to the relevant class claimants in Canada in exchange for the final dismissal with prejudice of the lawsuits as to, and a complete release of all claims against, the Company and its subsidiary defendants. Each settlement agreement is subject to court approval and notice to class members and provides the option for potential class members to opt out of the class and the recovery by the Company of a portion of the settlement funds with respect to those potential class members that choose to opt out of the settlement.

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

Except for those actions indicated as being subject to a settlement agreement or as discussed in Part II “Legal Procedings” dismissed by the applicable court or as otherwise provided, the actions described in Part II “Legal Precedings” are in early procedural stages of litigation. The Company cannot predict the outcome as discussed in Part II “Legal Procedings” and believes potential remedial costs or damages are indeterminable. The Company will seek cost-effective resolutions of the various pending and threatened legal proceedings against the Company. Except for direct purchaser claims with respect to rubber chemicals, EPDM and nitrile rubber, the Company has not recorded a charge for potential liabilities and expenses in connection with the civil claims not subject to any settlement agreement, because it is not yet able to reasonably estimate such costs. The resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company’s financial condition, results of operations and prospects.

The Company’s antitrust costs, which are comprised primarily of settlements and legal costs, decreased from $35.9 million (pre-tax) during the immediately prior fiscal quarter ended December 31, 2005 to $12.8 million (pre-tax) for the fiscal quarter ended March 31, 2006. The antitrust costs are primarily for legal costs associated with antitrust investigations and related civil lawsuits. The Company expects to continue to incur costs, which may be substantial, until all antitrust investigations are concluded and civil claims are resolved.

The Company believes that the antitrust investigations and related lawsuits have not had a significant impact on the businesses subject to the investigations or any of the other businesses of the Company. The Company has not identified any impact that the investigations and lawsuits have had on sales prices or volume.

LIQUIDITY AND CAPITAL RESOURCES

Refinancing

On April 19, 2006, the Company and certain of its consolidated subsidiaries entered into an underwriting agreement with several financial institutions for the sale by the Company of $500 million aggregate principal amount of 6.875% Senior Notes due 2016 (Notes). The offering was made under the Company’s shelf registration statement on Form S-3 filed with the Securities and Exchange Commission on April 19, 2006 and by a prospectus supplement dated April 19, 2006. The underwriters purchased the Notes from the Company at 98.452% (6.95% effective rate) of their principal amount, plus accrued interest from April 24, 2006. The offering closed on April 24, 2006 and the Company received net proceeds from the offering of $492.3 million after expenses. The proceeds were utilized to repay the outstanding balance on the Company’s revolving credit facility of $365 million, the outstanding balance on uncommitted lines of credit of $50 million and to reduce borrowings under the domestic receivable securitization programs of $60 million, with the remaining proceeds used for general corporate purposes. The Company has commenced redemption of all of its outstanding Senior Floating Rate Notes due 2010, which will be funded through the revolving credit facility.

Acquisition

On March 24, 2006, the Company acquired the Trace Chemicals business from Bayer CropScience LP. Trace Chemicals is a leader in farmer-applied seed treatments in markets serving the United States. The acquisition will serve to enhance the Company’s offerings in the Crop Protection business. The net cash paid for this acquisition was $6.7 million.

Cash Flows from Operations

Net cash used in operations was $72.2 million for the first quarter of 2006 as compared with $70.0 million for the first quarter of 2005.  Changes in key working capital accounts are summarized below:

Source (use) (In thousands)	First Quarter 2006	First Quarter 2005	Change
Accounts receivable	$(102,272)	$(40,606)	$(61,666)
Accounts receivable—securitization	$57,161	$1,596	$55,565
Inventories	$(29,412)	$(30,168)	$756
Accounts payable	$(3,440)	$(20,490)	$17,050

The increase in accounts receivable during the first quarter of 2006 was largely attributable to increased sales activity resulting primarily from the Merger. The increase in accounts receivable sold under the Company’s securitization programs was mainly due to the inclusion of the Great Lakes receivables in the Company’s accounts receivable securitization program. The 2006 increase in inventory was primarily a result of a planned increase in inventory to support seasonal business needs in crop protection and consumer products, and the 2005 increase in inventory was primarily a result of a planned increase in inventory to support seasonal business needs in crop protection and production scheduling requirements in rubber additives. The 2006 decrease in accounts payable is primarily a result of timing of vendor payments.

Net cash used in operations in the first quarter of 2006 was also affected by various charges, net of related payments. A summary of these items and the net impact on cash flows provided by (used in) operations is as follows:

(In millions)	Net Change per Consolidated Cash Flow Statement	First Quarter 2006 Expense	First Quarter 2006 Cash Payments
Non-capitalizable merger costs	$(3.9)	$10.0	$(13.9)
Facility closure, severance and related costs	$(6.0)	$0.5	$(6.5)
Interest expense	$(13.6)	$29.1	$(42.7)
Management incentive plans	$(8.2)	$1.8	$(10.0)
Income taxes	$(18.8)	$6.7	$(25.5)

Net cash used in operations for the first quarter of 2006 also reflects the impact of $51.7 million of pre-tax non-cash depreciation and amortization expense.

Cash Flows from Investing and Financing Activities

Net cash used in investing activities for the first quarter of 2006, was $9.6 million, which included capital expenditures of $17.6 million, $4.7 million of merger transaction costs paid and $6.7 million of net cash paid for the acquisition of Trace Chemicals, partially offset by net earn-out proceeds from the sale of the OrganoSilicones business of $19.4 million. Net cash provided by financing activities was $82.1 million, which included net proceeds from the credit facility of $87.0 million, proceeds from short-term borrowings of $5.8 million and proceeds from the exercise of stock options of $0.8 million, offset in part by dividends paid of $12.0 million.

As a result of the sale of the OrganoSilicones business to GE in 2003, the Company will continue to receive quarterly earn-out payments through September 2006 based on the combined performance of GE’s existing Silicones business and the OrganoSilicones business that GE acquired from the Company. The total of such earn-out proceeds will be a minimum of $105 million and a maximum of $250 million. The Company expects to receive future minimum earnout proceeds of $17.5 million by September 30, 2006. To date, the Company has received a cumulative total of $43.7 million in additional earn-out proceeds in excess of the quarterly minimum payment. The Company also expects to receive an additional $7.2 million in the second quarter of 2006 based on the performance of GE’s Silicones business during the first quarter of 2006.  These additional earn-out proceeds have not been recognized in earnings, as the recognition of this additional gain is contingent upon the continued favorable future performance of GE’s Silicones business through September 2006.  The Company has the potential to receive further proceeds depending on the performance of the aforementioned business. Since the overall target to earn additional amounts is cumulative through September 2006, there is a possibility that the Company may have to return some or all of the $43.7 million of additional proceeds already received.

Capital expenditures for the first quarter of 2006 amounted to $17.6 million as compared with $14.0 million for the first quarter of 2005. The increase is primarily due to the inclusion of the Great Lakes businesses. The Company estimates that its capital expenditures for 2006 will approximate $150 million, primarily for the improvement of domestic and foreign facilities and environmental and other compliance.

Other Sources and Uses of Cash

The Company expects to finance its post-merger continuing operations and capital spending requirements for 2006 with cash flows provided by operations, earn-out proceeds from the sale of its OrganoSilicones business through the third quarter of 2006, proceeds from sales of businesses, available cash and cash equivalents, additional sales of accounts receivable under its securitization programs, borrowings under its revolving credit facility and the proceeds from the $500 million Notes offered for sale on April 19, 2006 or other sources, including the debt capital markets. The Company expects borrowings to increase in the first half of the year due to seasonal working capital needs in its Crop Protection and Consumer Products businesses. On a full year basis the Company expects cash from operations to exceed cash requirements.

The Company has a $725 million five-year credit facility available through July 2010. Borrowings under this facility amounted to $496 million at March 31, 2006.

In addition, as of March 31, 2006, the Company has an accounts receivable securitization program to sell up to $275 million of domestic receivables to agent banks. As of March 31, 2006, $112.9 million of domestic accounts receivable had been sold under this program. In addition, the Company’s European subsidiaries have a separate program to sell up to approximately $125 million of their eligible accounts receivable to agent banks. As of March 31, 2006, $29.4 million of international accounts receivable had been sold under this program. On April 6, 2006, the Company expanded its international accounts receivable program to include the former Great Lakes subsidiaries and to allow for the sale of up to $175 million of international receivables.

Included in cash and cash equivalents in the Company’s condensed consolidated balance sheets at March 31, 2006 and December 31, 2005, is approximately $0.5 million of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.

The Company expects to contribute approximately $0.2 million to its domestic qualified pension plans in 2006, of which no contributions were made as of March 31, 2006.  In addition, the Company expects to contribute approximately $14.5 million to its international and non-qualified plans in 2006, of which $3.8 million has been contributed as of March 31, 2006.

Bank Covenants and Guarantees

The Company’s various debt agreements contain covenants that limit the Company’s ability to enter into certain transactions, such as incurring additional indebtedness, increasing the Company’s dividends, and entering into acquisitions, dispositions and joint ventures. The Company is required to report compliance with certain financial covenants to its lenders on a quarterly basis. Under these covenants, the Company is required to maintain a leverage ratio (adjusted total debt to adjusted earnings before interest, taxes, depreciation and amortization (“Bank EBITDA”), with adjustments to both debt and earnings being made in accordance with the terms of the credit facility agreement) and an interest coverage ratio (Bank EBITDA to interest expense as defined in the credit facility agreement). The Company was in compliance with the covenants of its various debt agreements at March 31, 2006.

The Company has standby letters of credit and guarantees with various financial institutions. At March 31, 2006, the Company had $167.7 million of outstanding letters of credit and guarantees primarily related to its environmental remediation liabilities, insurance obligations, a potential tax exposure and a customer guarantee. For losses that the Company believes are probable and which are estimable, the Company has accrued for such amounts in its condensed consolidated balance sheets.

Due to higher than planned merger related expenses and weaker earnings in its rubber chemicals and EPDM operating segments, the Company is reviewing with its banks the need to adjust certain covenants in its credit facility for the balance of 2006 and beyond.

Merger Costs

The Company’s one-time costs incurred through March 31, 2006, resulting from the Merger, inclusive of costs incurred by Great Lakes prior to the Merger, are summarized as follows:

(In millions)	Costs Incurred through March 31, 2006
Transaction costs	$48.6
Cash change-in-control expenditures	101.4
Non-cash change-in-control expenditures	15.6
Post-merger severance payments due to headcount reductions at Great Lakes	7.2
Total Capitalized Merger Costs (a)	$172.8
Merger integration costs	$45.6
Post-merger headcount reductions - Crompton	9.6
Total Merger Costs Expensed (b)	$55.2

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

As of March 31, 2006, the Company terminated approximately 585 employees worldwide as a direct result of the Merger. The Company expects to substantially complete its merger integration efforts by the end of 2006. The Company expects to incur approximately an additional $18 million to $20 million of merger costs during the remainder of 2006, primarily for consulting costs and employee relocation and retention costs related to the integration of the two companies.

Cost Reduction Programs

As a result of the Merger, we are continuing to identify savings opportunities. Pre-tax merger related savings for the year ended December 31, 2005, based on the pro forma combined operations of the Company and Great Lakes versus the pro forma combined results for the year ended December 31, 2004, were approximately $19.3 million. In addition, the Company expects to achieve approximately $80 to $90 million of incremental savings in 2006 versus the pro forma combined results in 2005, and approximately $50 million of incremental savings in 2007, for a cumulative total of approximately $150 million. Actual pre-tax merger related savings, based on the combined operations of the Company and Great Lakes for the quarter ended March 31, 2006 versus the pro forma combined results for the quarter ended March 31, 2005, totaled approximately $17.8 million, of which $8.4 million was in selling, general and administrative expenses (SG&A), $8.2 million was in cost of products sold and $1.2 million in research and development (R&D).

Both the annual cost savings and one-time expenditures are dependent upon the final integration activities that are being implemented by the Company. It is possible that the actual costs and savings amounts will differ from these current estimates.

RESULTS OF OPERATIONS

(In thousands, except per share data)	Quarter Ended March 31,
	2006	2005
Net Sales

Plastic Additives	$397,584	$208,287
Polymers	127,338	130,818
Specialty Additives	142,524	132,319
Crop Protection	88,610	77,913
Consumer Products	114,427	—
Polymer Processing Equipment	—	40,393
Other	45,278	—

Total Net Sales	$915,761	$589,730

Operating Profit (Loss)

Plastic Additives	$32,270	$16,922
Polymers	17,409	23,649
Specialty Additives	15,809	26,344
Crop Protection	23,601	19,497
Consumer Products	12,293	—
Polymer Processing Equipment	—	(470)
Other	5,582	—
	106,964	85,942

General corporate expense, including amortization	(37,238)	(21,234)
Facility closures, severance and related costs	(504)	(158)
Antitrust costs	(12,808)	(3,166)
Merger costs	(10,045)	—
Total Operating Profit	46,369	61,384

Interest expense	29,073	24,406
Other (income) expense, net	(2,640)	4,266

Earnings from continuing operations before income taxes	19,936	32,712
Income tax expense	6,731	14,483
Earnings from continuing operations	13,205	18,229
Earnings from discontinued operations	—	2,206
Net Earnings	$13,205	$20,435

Basic Earnings Per Common Share
Earnings from continuing operations	$0.05	$0.16
Earnings from discontinued operations	—	0.02
Net Earnings	$0.05	$0.18

Diluted Earnings Per Common Share
Earnings from continuing operations	$0.05	$0.15
Earnings from discontinued operations	—	0.02
Net Earnings	$0.05	$0.17

FIRST QUARTER RESULTS

Overview

Consolidated net sales of $915.8 million for the first quarter of 2006 were $326.1 million above first quarter 2005 net sales of $589.7 million. The increase was due to $377.7 in additional sales resulting from the acquisition of Great Lakes and $15.7 million of increased selling prices. These increases were partially offset by $40.4 million due to the deconsolidation of the Polymer Processing Equipment business, $11.9 million due to unfavorable foreign currency translation and $15.2 million due to lower unit volume. International sales, including U.S. exports, were 49% of total sales, unchanged from the first quarter of 2005.

Net earnings for the first quarter of 2006 were $13.2 million, or $0.05 per share, as compared to $20.4 million of net earnings, or $0.17 per diluted share, for the first quarter of 2005. Net income for the first quarter of 2006 included pre-tax merger related costs of $10.0 million, antitrust costs of $12.8 million and facility closures, severance and related costs of $0.5 million.

Net earnings for the first quarter of 2005 of $20.4 million, or $0.17 per diluted share, include earnings from discontinued operations of $2.2 million, or $0.02 per diluted share, related to the Company’s Refined Products business that was sold during the second quarter of 2005. Earnings from continuing operations for the first quarter of 2005 of $18.2 million, or $0.15 per diluted share, include pre-tax charges for antitrust costs of $3.2 million and facility closures, severance and related costs of $0.2 million.

Gross profit as a percentage of sales was 26.3% for the first quarter of 2006 as compared to 28.7% for the comparable period in 2005. Gross profit increased by $71.7 million primarily as a result of the acquisition of Great Lakes. Great Lakes businesses contributed $112.3 million of gross profit in the first quarter of 2006. The Company’s business units increased selling prices by $15.7 million and achieved $2.0 million of savings attributable to cost reduction initiatives, which was substantially offset by lower unit volume of $7.0 million, higher raw material and energy costs of $22.7 million, the deconsolidation of the Polymer Processing Equipment business of $8.6 million, unfavorable manufacturing productivity of $10.0 million primarily related to lower production volume and unfavorable currency translation of $3.6 million. The Polymers and Specialty Additives segments benefited from increased pricing which was partially offset by unfavorable manufacturing productivity within the two segments.  Higher raw material and energy costs were primarily attributed to the Plastic Additives, Polymer and Specialty Additives segments. Volume decreases were primarily attributed to the Plastic Additives and Specialty Additives segments.

During 2005, the Company reclassified certain immaterial amounts relating to operations from other (income) expense, net to cost of products sold and selling, general and administrative expense in the 2005 condensed consolidated statement of earnings. For the three months ended March 31, 2005, the Company reclassified other expense, net of $4.5 million from other (income) expense, net, to cost of products sold ($1.8 million) and to SG&A ($2.7 million).

Selling, general and administrative expenses of $105.0 million for the first quarter of 2006 increased by $41.0 million compared to the first quarter of 2005. The increase was primarily attributable to the acquisition of Great Lakes of $45.3 million, partially offset by savings from merger synergies of $2.8 million and a decrease of $8.2 million due to the deconsolidation of the Polymer Processing Equipment business unit. All segments benefited from the cost savings programs, with Plastic Additives deriving the most significant benefit. Depreciation and amortization of $51.7 million increased by $21.6 million from the first quarter of 2005 primarily due to the merger with Great Lakes. Research and development costs of $14.8 million increased by $4.3 million over the prior year period, primarily as a result of additional costs associated with the addition of the Great Lakes business of $5.4 million for the first quarter of 2006.

Facility closures, severance and related costs were $0.5 million for the first quarter of 2006 as compared to $0.2 million for the first quarter of 2005. The 2006 costs included approximately $1.4 million of severance costs resulting from new cost savings initiatives implemented in 2006, offset in part by revisions to reserves relating to the 2004 activity based restructuring initiative and the reversal of reserves related to the 1998 closure of its Painseville, Ohio facility. The 2005 costs of $0.2 million included $2.2 million primarily for severance costs related to the 2004 activity-based restructuring initiative, partially offset by a $2 million credit resulting primarily from the settlement of certain issues with the Company’s partner in the Enenco joint venture. This settlement resulted in recoveries related to certain disputed items and the Company obtaining 100% ownership of the Enenco joint venture.

The Company incurred antitrust costs of $12.8 million in the first quarter of 2006 compared to $3.2 million during the first quarter of 2005. The antitrust costs for the first quarter of 2006 include $7.7 million primarily for settlement offers made to certain plastics additives and urethanes claimants and $5.1 million for legal costs associated with the antitrust investigations and civil lawsuits. The 2005 expense represented legal costs associated with the antitrust investigations and civil lawsuits.

During the first quarter of 2006, the Company incurred $10.0 million of merger costs related to the Merger. These non-capitalizable merger costs primarily consist of consulting costs directly attributable to the integration of the two companies.

Operating profit of $46.4 million in the first quarter of 2006 decreased by $15.0 million compared to the first quarter of 2005. The decrease was partially attributed to merger costs of $10.0 million and higher antitrust costs of $9.6 million in the first quarter of 2006, higher selling, general and administrative costs of $41.0 million, higher depreciation and amortization expense of $21.6 and higher research and development costs of $4.3 million mostly offset by higher gross profit of $71.7 million.

Plastic Additives

First quarter 2006 Plastic Additives sales of $397.6 million increased by 91% from the first quarter of 2005 primarily due to the acquisition of the Great Lakes polymer stabilizers and flame retardants businesses.  Acquisition related sales gains of 96% were partially offset by unfavorable foreign currency translation of 3% and lower volume of 2%.  The sales volume decline was primarily the result of customer reaction to earlier price increases and related loss of market share in certain product lines. Operating profit of $32.3 million in the first quarter of 2006 increased by $15.3 million from the prior year mainly due to the acquisition of the Great Lakes polymer stabilizers and flame retardants businesses which contributed $29.5 million. Cost reduction program savings were $2.4 million primarily due to merger synergy savings. Gains were partially offset by higher raw material and energy costs of $6.6 million and lower sales volume of $5.2 million.

Polymers

Polymer sales of $127.3 million for the first quarter of 2006 decreased by 3% from the prior year due to lower sales volume of 6%, unfavorable currency translation of 2%, partially offset by higher selling prices of 5%. EPDM sales were 15% below prior year due to lower sales volume of 23%, primarily due to lower unit volume in North America as demand weakened from U.S. automotive manufacturers and in certain commercial industrial non-automotive accounts compared to the prior year period, unfavorable currency translation of 1%, partially offset by higher selling prices of 9%.  Urethanes sales were 6% higher than prior year due to higher sales volume of 6%, primarily due to higher purchases from existing North American customers and geographic penetration into emerging Eastern European markets and higher selling prices of 2%, partially offset by unfavorable currency translation of 3%. Operating profit of $17.4 million decreased by $6.2 million from the first quarter of 2005, principally due to higher energy and material costs of $7.3 million, lower volume and unfavorable currency translation of $1.5 million and unfavorable manufacturing productivity related to lower production volume of $2.5 million. Reductions were partially offset by increased pricing of $6.6 million.

Specialty Additives

Specialty Additives sales of $142.5 for the first quarter of 2006 increased by 8% from the prior year due to 6% of additional sales resulting from the acquisition of Great Lakes phosphorous fluids business, improved selling prices of 9%, partially offset by 6% from lower sales volume and 1% due to unfavorable currency translation.  Petroleum Additives sales increased by 16% from the prior year due to higher sales volume of 6%, primarily due to increased capacity that came on-line in 2005 to meet higher demand for our antioxidant product lines used in motor oils, and higher selling prices of 11%, partially offset by unfavorable currency translation of 1%.  Rubber Chemicals sales decreased by 14% from the prior year due to lower sales volume of 19%, and unfavorable currency translation of 1%, partially offset by higher selling prices of 6%. Year over year sales volumes were lower due to manufacturing capacity reductions implemented in the prior year, lower demand from customers and competition from Chinese imports that impacted the Company’s accelerator product line. Operating profit of $15.8 million decreased by $10.5 million from the first quarter of 2005, principally due to raw material and energy inflation of $9.0 million, lower volume of $2.6 million and lower manufacturing productivity of $5.5 million, primarily related to lower production volume compared to the prior year resulting in higher per unit costs to absorb fixed plant costs.  Lower income was partially offset by $11.3 million of higher selling prices.

 Crop Protection

Crop Protection sales of $88.6 million for the first quarter of 2006 increased by 14% from the first quarter of 2005 primarily due to the acquisition of the Great Lakes methyl bromide business of 13%. The Company’s Crop Protection business had lower selling prices of 2% and unfavorable currency translation of 1% offset by increased volume, primarily in the United States and Latin America, of 4%.  Operating profit of $23.6 million increased by $4.1 million from the prior year mainly due to the inclusion of the Great Lakes methyl bromide business of $3.5 million, favorable sales mix of $1.8 million and cost savings programs of $1.0 million partially offset by lower selling prices of $1.4 million and lower manufacturing productivity of $1.1 million.

Consumer Products

Consumer Products sales of $114.4 million and operating profit of $12.3 million for the first quarter of 2006 are entirely the result of the Merger.

Polymer Processing Equipment

On April 29, 2005, the Company contributed the assets of its Polymer Processing Equipment business into an equity investment and as a result is no longer consolidating the results of this business. The Polymer Processing Equipment business had sales of $40.4 million and an operating loss of $0.5 million for the first three months of 2005.

Other

Other sales of $45.3 million and operating profit of $5.6 million for the first quarter of 2006 are entirely the result of the Merger.

General Corporate

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis. These costs primarily represent corporate administration services, costs related to corporate headquarters and management compensation plan expenses related to executives and corporate managers. General corporate expense also includes all amortization expense. General corporate expense of $37.2 million for the first quarter of 2006 increased $16.0 million from the first quarter of 2005 primarily due to $7.6 million of amortization expense attributed to the Great Lakes acquisition, $2.9 million of accelerated depreciation expense due to a change in the useful life of certain fixed assets and $2.1 million of costs related to strategic acquisition and divestiture activities.

Other

Interest expense increased $4.7 million in the first quarter of 2006, or 19% from the comparable period in 2005. The increase was primarily due to $7 million of expense incurred in connection with the 7% Notes assumed from Great Lakes on July 1, 2005, $5.8 million resulting from higher average borrowings on the revolving credit facility, and $2 million for amortization of fair value adjustments relating to environmental liabilities assumed from Great Lakes, partially offset by a $5.5 million reduction in interest expense resulting from the tender of a portion of the 9.875% Senior Notes due 2012 in December 2005, a $2.1 million decrease from early extinguishment of 7.75% debentures in September 2005 and a $1.8 million benefit resulting from the amortization of a purchase accounting fair value adjustments relating to debt assumed from Great Lakes.

Other income, net, of $2.6 million for the first quarter of 2006 increased $6.9 million from other expense, net of $4.3 million for the comparable period of 2005. The increase primarily resulted from a favorable settlement of a contractual matter of $4.3 million, and a reduction in pension and other post retirement benefits expense related to closed locations of $1.2 million that primarily resulted from capping the financial contributions to the Company’s post-retirement health care plans effective January 1, 2006.

The effective tax rate from continuing operations for the first quarter of 2006 was 34% compared to 44% for the first quarter of 2005. The first quarter 2005 effective tax rate reflected a $3.8 million provision for valuation reserves relating to certain tax items. The Company expects its effective tax rate for the full year of 2006 to be approximately 37%.

Discontinued Operations

Earnings from discontinued operations for the first quarter of 2005 of $2.2 million (net of income taxes of $1.3 million) represent the net earnings of the Company’s Refined Products business, which was sold in June of 2005. Earnings from discontinued operations do not include any allocation of general overhead expense.

CRITICAL ACCOUNTING ESTIMATES

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. The Company’s estimates are based on historical experience and currently available information.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies footnote in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 describe the critical accounting estimates and accounting policies used in preparation of the consolidated financial statements. Actual results in these areas could differ from management’s estimates. With the exception of the accounting for stock based compensation, which is discussed below in Accounting Developments, there have been no significant changes in the Company’s critical accounting estimates during the first three months of 2006.

ACCOUNTING DEVELOPMENTS

In November 2004, the FASB issued Statement No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4.”  Statement No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, requiring these items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company prospectively adopted the provisions of Statement No. 151 on January 1, 2006. The adoption of Statement No. 151 changed the timing of when certain manufacturing variances will be recognized in consolidated earnings. The adoption of Statement No. 151 did not have a material impact on the Company’s consolidated earnings and financial position during the first quarter of 2006.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (FASB 123(R)), which replaced Statement No. 123, “Accounting for Stock-Based Compensation” (FASB 123) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). FASB 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value, beginning with the first annual period after June 15, 2005. The pro forma disclosures previously permitted under FASB 123 are no longer an alternative to financial statement recognition.  In March 2005, the SEC Staff issued Staff Accounting Bulletin 107, “Share-Based Payment” (SAB 107), which expresses views of the SEC Staff about the application of FASB 123(R). Effective January 1, 2006, the Company adopted FASB 123(R) using the modified prospective method. Under the modified prospective method, the compensation cost for all new awards and awards modified, repurchased or cancelled after the date of adoption of FASB 123(R), as well as the unrecognized compensation cost of unvested awards as of the date of adoption are recognized in earnings based on the grant-date fair value of those awards. As a result of the provisions of FAS 123(R) and SAB 107, the Company estimates that compensation expense related to share-based payments to employees will reduce 2006 diluted earnings per share by approximately $0.02 per share. However, the Company’s assessment of the estimated compensation expense is affected by its stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the grant-date fair value of any new awards, the volatility of the Company’s stock price and employee stock option exercise behavior. The Company will recognize compensation cost for stock-based awards issued after January 1, 2006 on a straight-line basis over the requisite service period for the entire award. As a result of adopting FASB 123(R), on January 1, 2006, incremental stock-based compensation expense recognized was $1.5 million ($0.9 million after-tax), which impacted basic and diluted earnings per share by less than $0.01 for the three months ended March 31, 2006.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.”  Statement No. 156 provides additional guidance for recognizing servicing assets and liabilities, and is effective for fiscal year’s beginning after September 15, 2006. The Company has not yet determined the impact of adopting Statement No. 156, but does not expect it to have a material impact on its results of operations.

OUTLOOK

The Company will continue its strategy of setting prices that reflect the value in use of our products and offset as much as possible increases in raw material and energy costs. In doing so, the Company is committed to working with customers, to achieve its targeted operating profit margin and in the case of non-flame retardant plastic additives, to recapture profitable volume lost in the second half of 2005. This will be critical to maintaining and improving operating profit margins as increases in raw material and energy costs are expected to continue through 2006. Increases to raw material and energy costs are anticipated due in large part to the worldwide pricing of oil and natural gas, which the Company uses as raw materials.

Given the expectations with respect to selling prices and raw material and energy costs, the Company anticipates that the second quarter of 2006 will reflect continued strength in the Flame Retardants, Urethanes and Consumer Products businesses over the second quarter of 2005. Offsetting anticipated strong performance in those segments, the Company currently anticipates continued weakness in demand and pricing in its EPDM and rubber chemicals product lines.

In response to expectations for the second quarter noted above, the Company is actively working to reduce costs within its control.  During the second quarter, the Company will assess how overall decline in demand is affecting manufacturing overhead costs and evaluate ways to control those costs, including the evaluation of manufacturing operations to identify any potential opportunities to optimize those operations and continue to work closely with its customers to maximize profitable volumes.

Based on the results for the first quarter of 2006, the Company anticipates, the following:

•                  The EPDM and rubber additives business segments are expected to show results below those in 2005.

•                  Crop Protection is expected to have improved results over 2005.

•                  Savings of approximately $80 million to $90 million are expected from opportunities identified as a result of the Merger, realized equally between cost of products sold and SG&A.

•                  Continued increase in raw material costs of approximately $100 million

•                  Depreciation and amortization of approximately $205 million, which includes an accelerated depreciation charge totaling approximately $10 million related to the potential sale of a Plastic Additives manufacturing facility. Additional accelerated depreciation charges may occur related to other divestitures and the reassessment of product lines and facilities. Overall interest expense of approximately $110 million, which is an increase of $5 million over the initial 2006 expectations due to additional non-cash items related to acquired Great Lakes liabilities. The new projection is inclusive of the completion of the issuance of $500 million, 10-year notes at 6.95% interest in April 2006, which is not expected to have a material effect on 2006 interest expense.

•                  Stock option expensing pursuant to Statement of Financial Accounting Standards No. 123 (R) to increase stock compensation by approximately $9 million.

•                  Increase of $10 million in corporate spending due to higher legal and process improvements expenditures.

•                  Inflationary increases of $30 million in base salary and outside service expenditures.

•                  Lower planned production related to the Company’s desire to reduce inventory levels and the decline in demand, which may result in approximately $15 million in increased production costs.

•                  Payments for merger, facility closures, restructuring and related costs of approximately $50 to $60 million.

•                  Dividends of approximately $50 million, which reflects the increase in the full year impact of the former Great Lakes common shares converting to Chemtura shares.

•                  Antitrust settlement payments are anticipated to range between approximately $50 to $70 million, excluding legal fees.

•                  Continued focus on the divesture of non-core businesses and assets, which may cause a reduction in revenues, cost of sales, depreciation and SG&A expenses. Negotiations for the divesture of non-core businesses requires concessions of both the buyer and seller on certain terms; therefore, the impact of these divestures can not be completely assessed until the actual terms of the negotiations are final.

The Company continues to focus on cost reduction, pricing, and portfolio realignment initiatives to improve the Company’s gross profit and operating income margins. The Company is utilizing Six Sigma, Lean Manufacturing initiatives and outside consultants to assist in identifying and implementing process improvements and cost reductions.

FORWARD-LOOKING STATEMENTS

This document includes forward-looking statements. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.

Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

•                  general economic conditions;

•                  significant international operations and interests;

•                  the outcome and timing of antitrust investigations and related civil lawsuits to which we are subject;

•                  the ability to obtain increases in selling prices;

•                  the ability to retain sales volumes in the event of increasing selling prices;

•                  the ability to absorb fixed cost overhead in the event of lower volumes;

•                  pension and other post-retirement benefit plan assumptions;

•                  the ability to recover lost volume in our non-flame retardant plastic additives business or execute other portions of the recovery plan for this business;

•                  the ability to sustain our volumes or operating  margins in our rubber additives business if new competitors or additional industry capacity develops in Asia;

•                  the ability to sustain profitability in our crop protection business due to new generic competition, or the failure to secure new products and technology;

•                  the ability to sell methyl bromide due to regulatory restrictions;

•                  energy and raw material prices, availability and quality;

•                  production capacity;

•                  changes in interest rates and foreign currency exchange rates;

•                  changes in technology, market demand and customer requirements;

•                  the enactment of more stringent environmental laws and regulations;

•                  the ability to achieve anticipated benefits from our merger with Great Lakes Chemical Corporation including cost savings and synergies;

•                  the ability to realize expected cost savings under our cost-reduction initiatives, including Six Sigma and Lean manufacturing;

•                  the ability to successfully execute our portfolio divestiture plan;

•                  the amount of any additional earn-out payments from General Electric Company from the sale of the OrganoSilicones business;

•                  the ability to reduce our indebtedness levels;

•                  the ability to achieve the integration of the former Great Lakes Chemical Corporation information systems and certain international systems with our existing enterprise-wide information systems; and

•                  other risks and uncertainties detailed in filings with the Securities and Exchange Commission by Chemtura or its predecessor companies.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 7A Quantitative and Qualitative Disclosures About Market Risk and the Derivative Instruments and Hedging Activities Note to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Also refer to the Derivative Instruments and Hedging Activities footnote included in the notes to the condensed consolidated financial statements (unaudited) included in this Form 10-Q.

The fair market value of long-term debt is subject to interest rate risk. The Company’s long-term debt amounted to $1,398 million at March 31, 2006. The fair market value of such debt as of March 31, 2006 was $1,433 million, which has been determined primarily based on quoted market prices.

The Company uses price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases. These contracts are designated as hedges of a portion of the Company’s forecasted natural gas purchases for a rolling two-year period. These contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based. The differential paid or received as natural gas prices change is recognized as an adjustment to cost of products sold. The fair value of the contracts at March 31, 2006, resulted in an unrealized loss of $4.4 million, which was recorded as a component of accumulated other comprehensive loss, net of tax of $1.7 million. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. A hypothetical ten percent increase in the cost of natural gas at March 31, 2006 would result in an increase in the fair market value of the outstanding derivatives of $4.8 million to an unrealized gain of $0.4 million; conversely, a hypothetical ten percent decrease in the cost of natural gas would result in a decrease in the fair market value of the outstanding derivatives of $4.8 million to an unrealized loss of $9.1 million.

To manage the mix of fixed and floating rate debt, the Company, from time to time, enters into interest rate swap agreements under which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed-upon notional amounts that are supported by the Company’s current debt positions. The Company currently has fixed-to-variable interest rate swaps to manage interest expense on $125 million of the $400 million 7% fixed rate Notes due 2009. Based on the Company’s debt position at March 31, 2006, a hypothetical change in interest rates of 1 percentage point for a one-year period would change earnings (loss) from continuing operations before income taxes by approximately $8 million. This analysis does not consider any effect that a change in interest rates would have on overall economic activity or management actions to mitigate the impact of interest rate changes.

There have been no other significant changes in market risk since December 31, 2005.

ITEM 4. Controls and Procedures

(a)             Disclosure Controls and Procedures
As of March 31, 2006, the Company’s management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been made known to them in a timely manner.

(b)            Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the first fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Environmental Matters

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operation and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes that such costs are estimable. The total amount accrued for such environmental liabilities at March 31, 2006, was $135.4 million. The Company estimates the determinable environmental liability to range from $109 million to $140 million at March 31, 2006. The Company is still in the process of evaluating the environmental liabilities related to the former Great Lakes locations, which it assumed as a result of the Merger. The Company’s reserves include estimates for determinable clean-up costs. During the first quarter of 2006, the Company recorded a pre-tax charge of $1.7 million to increase its environmental liabilities and made payments of $3.5 million for clean-up costs, which reduced its environmental liabilities. At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed the Company’s present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations and cash flows. It is reasonably possible that the Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

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

Litigation brought by the Laurel Park Coalition in 1987 seeking contribution to the costs from the owner/operators of the site and later from other identified generator parties has resulted in substantial recoveries from a number of parties. In December 2000 and January 2001, the United States District Court for the District of Connecticut (“District Court”) issued final judgment allowing recovery against various municipalities by the Laurel Park Coalition in the aggregate amount of approximately $1 million and declaring that the defendants at the Laurel Park site are liable for certain stated percentages of future response costs. As a result of a settlement with one municipality, the aggregate amount of the outstanding judgment has been reduced to approximately $0.8 million. In October 2002, the United States Second Circuit Court of Appeals (“Second Circuit”) generally affirmed the recoveries adopted by the District Court with respect to the municipal defendants. In November 2002, the municipal defendants filed a Petition for Rehearing En Banc with the Second Circuit, which was denied in January 2003. Immediately following this denial, the same defendants filed a Motion to Stay Mandate for 90 days to allow them to petition the United States Supreme Court for a Writ of Certiorari. In June 2003, the Petition for Writ of Certiorari was denied and the matter was remanded to the District Court to perform a calculation concerning interest due on response costs. The District Court subsequently ordered mediation that was unsuccessful. The District Court then directed the parties to submit calculations of interest in accordance with the Second Circuit’s decision. On August 14, 2004, the District Court issued a ruling awarding the Laurel Park Coalition a total of approximately $0.6 million against the towns of Middlebury and Orange, Connecticut, the two remaining defendants in this action. The Laurel Park Coalition believed that the District Court’s calculations were not in accord with the terms of the remand and accordingly, the Laurel Park Coalition filed a notice of appeal to the Second Circuit. In April 2006, the Second Circuit denied the Laurel Park Coalition’s appeal and remanded the matter to the District Court for final calculation of post-judgment interest and disbursement of the funds from the District Court registry to the Laurel Park Coalition.

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

Legal Proceedings

Conyers - The Company and certain of its officers and employees have been named as defendants in five state class action lawsuits filed in three counties in Georgia pertaining to the fire at the Company’s Conyers, Georgia warehouse on May 25, 2004 including the Davis case in Rockdale County, the Burtts and Hill cases in Fulton County and the Chapman and Brown cases in Gwinnett County. These suits seek recovery for economic and non-economic damages allegedly suffered as a result of the fire. The Company intends to vigorously defend against these lawsuits. The Company established a claims settlement process within one day of the fire to resolve all legitimate economic and personal injury claims raised by residents and businesses in Rockdale County, Georgia. While attorneys for certain plaintiffs attempted to stop this process, the Rockdale Superior Court ordered that the claims process continue in the interests of the citizens of that county. At the time of the fire, the Company maintained, and continues to maintain, property and general liability insurance. The Company believes that its general liability policies will adequately cover any third party claims and legal and processing fees in excess of the amounts that were recorded through March 31, 2006.

On March 29, 2005, the plaintiffs filed an alleged class action lawsuit in the United States District Court for the Northern District of Georgia, also referred to as the Martin case, seeking recovery of damages allegedly caused by the May 2004 fire. In addition, the Martin plaintiffs seek a declaratory judgment to void, as a matter of law, all settlements executed to date. The Company filed motions to dismiss the Martin case on substantive and jurisdictional grounds, which the Court granted in part and denied in part, with leave to renew at the conclusion of limited jurisdictional discovery. The plaintiffs in the state class action lawsuits described above each filed motions to voluntarily dismiss their respective cases in order to include their claims with the Martin federal court action. The applicable state courts have granted the plaintiffs’ motions to dismiss the Burtts and Hill cases. The motions to voluntarily dismiss the Chapman and Brown cases remain pending and are subject to opposition by the Company. The Company has successfully opposed the dismissal of the Davis case and the plaintiffs’ appeal of that outcome was rejected by the Georgia Supreme Court. The plaintiffs in the Davis case subsequently filed an additional motion to voluntarily dismiss the case which the Court has denied.

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

OSCA — Great Lakes previously held interests in a company named OSCA, Inc., which interests were divested to BJ Services Company in May 2002. OSCA is a party to certain pending litigation regarding a blowout of a well in the Gulf of Mexico operated by Newfield Exploration Company. In the lawsuit, the plaintiffs claimed that OSCA and the other defendants breached their contracts to perform work-over operations on the well and were negligent in performing those operations. Pursuant to an indemnification agreement between Great Lakes and BJ Services entered into at the time of the sale of OSCA, Great Lakes agreed to pay BJ Services a certain percentage of any uninsured cash damages in excess of an amount paid by OSCA upon settlement or final determination of this pending litigation. In April 2002, a jury found OSCA and the other defendants responsible for those claims and determined OSCA’s share of the damages. In connection with the lawsuit, the Company asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident. Following a related trial on these insurance coverage claims, the court issued its final judgments on the underlying liability claims and the insurance coverage claims, entering judgment against OSCA for a net amount of approximately $13.3 million plus interest and finding that such amount was only partially covered by insurance. As of March 31, 2006, the Company had a $7.8 million reserve recorded for this indemnification liability. The Company and BJ Services appealed certain of the liability and insurance coverage decisions. In April 2006, the United States Fifth Circuit Court of Appeals affirmed the jury’s verdict on liability against OSCA, but reversed in part the District Court’s decision regarding insurance coverage and remanded the matter to the District Court for the calculation of damages subject to a policy exclusion.

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

The Company and certain of its subsidiaries were previously the subject of a coordinated civil investigation by the European Commission (the “EC”) with respect to the sale and marketing of rubber chemicals. On December 21, 2005, the Company announced that the EC imposed a fine of Euro 13.6 million (approximately U.S.$16 million) on the Company in connection with the EC’s rubber chemicals investigation. The amount of the fine reflects the EC’s maximum leniency of a 50 percent reduction in the fine, resulting from the Company’s continual cooperation with the EC throughout its investigation. In December 2005, the Company recorded a pre-tax charge of $16.1 million for the EC fine. As of the date of this periodic report on Form 10-Q, there are no remaining governmental investigations of the Company with respect to its sale and marketing of rubber chemicals.

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

The Company’s antitrust costs, which are comprised primarily of settlements and legal costs, decreased from $35.9 million (pre-tax) during the immediately prior fiscal quarter ended December 31, 2005 to $12.8 million (pre-tax) for the fiscal quarter ended March 31, 2006. The antitrust costs for the first quarter of 2006 include $7.7 million primarily for settlement offers made to certain plastic additives and urethanes claimants and $5.1 million for legal costs associated with the antitrust investigations and civil lawsuits. The Company expects to continue to incur costs, which may be substantial, until all antitrust investigations are concluded and civil claims are resolved.

Civil Lawsuits

Except for those actions indicated as being subject to a settlement agreement dismissed by the applicable court or otherwise provided, the actions described below under “Civil Lawsuits” are in early procedural stages of litigation. The Company cannot predict the outcome of any of the actions described below under “Civil Lawsuits” and believes potential remedial costs or damages are indeterminable. The Company will seek cost-effective resolutions of the various pending and threatened legal proceedings against the Company; however, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Except for direct purchaser claims with respect to rubber chemicals, EPDM and nitrile rubber, the Company has not recorded a charge for potential liabilities and expenses in connection with the civil claims not subject to any settlement agreement, because it is not yet able to reasonably estimate such costs.

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

In accordance with its rights under the Global Settlement Agreement, the Company terminated those parts of the settlement covering rubber chemicals and EPDM following the exercise of opt out rights by certain potential members of the applicable classes. As a result of the Company’s partial termination of the Global Settlement Agreement, the consolidated direct purchaser class action lawsuits relating to rubber chemicals and EPDM continue to proceed in their respective federal district courts. The Company is negotiating settlements directly with a number of the larger potential claimants in those actions. The Company’s settlements with respect to certain of these claimants is described below under “Remaining Direct and Indirect Purchaser Lawsuits.” The nitrile rubber portion of the Global Settlement Agreement has been approved by the United States District Court for the Western District of Pennsylvania.

ParaTec Elastomers Cross-Claims. A defendant in the class action lawsuit relating to nitrile rubber, ParaTec Elastomers LLC, a former joint venture in which the Company previously owned a majority interest but now has no interest, has asserted cross claims against the Company and its subsidiary Uniroyal in this class action, seeking indemnification for settlements that ParaTec Elastomers LLC has entered into and damages that ParaTec Elastomers LLC has allegedly suffered or may suffer as a result of the Company’s actions, including the Company’s alleged failure to obtain immunity for ParaTec Elastomers with respect to the EC’s investigation of the sale and marketing of nitrile rubber. The ParaTec Elastomers complaint seeks damages of unspecified amounts, including attorneys’ fees and punitive damages with respect to certain of the alleged causes of action, injunctive relief, pre- and post-judgment interest, costs and disbursements and such other relief as the court deems just and proper. On August 6, 2004, the Company filed a motion to dismiss the cross claims, or in the alternative to compel arbitration. On September 29, 2005, the motion to dismiss was granted with respect to the plaintiff’s claims of violation of the Connecticut Unfair Trade Practices Act, breach of contract, fraud and promissory estoppel. The motion to dismiss was denied with respect to the plaintiff’s claims for contractual indemnification pursuant to the ParaTec Elastomers LLC Agreement, breach of fiduciary duty and breach of covenant of good faith and fair dealing. In addition, the court denied the Company’s motion to compel arbitration. The Company has appealed the denial of its motion to compel arbitration. The Company has not recorded an accrual for this matter because it is not  probable.

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

•              With respect to rubber chemicals, the Company, Uniroyal and other companies remain defendants in two direct purchaser lawsuits, including the consolidated rubber chemicals direct purchaser lawsuit previously subject to the Global Settlement Agreement. Discovery in these actions closes in June of 2006. The plaintiffs in a previously pending indirect purchaser lawsuit filed in the United States District Court, Eastern District of Tennessee filed a Notice of Voluntary Dismissal on April 27, 2006.

•              The first direct purchaser lawsuit, as amended, was filed on March 15, 2005 in the United States District Court, Northern District of California, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased rubber chemicals in the United States directly from any of the defendants or from any present or former parent, subsidiary or affiliate thereof at any time during the period from May 1, 1995 to December 31, 2001. The plaintiffs in this lawsuit consist of the plaintiffs that had been previously subject to the now partially terminated Global Settlement Agreement. In December 2005, the Company and Uniroyal entered into settlement agreements with four plaintiffs in this lawsuit, as well as the plaintiffs in two previously pending direct purchaser lawsuits filed in Pennsylvania and Ohio by RBX Industries, Inc. and Goodyear Tire & Rubber Company, respectively. The purchases by these plaintiffs represent over half of the Company’s relevant U.S. rubber chemicals sales during the periods covered by the lawsuits. Pursuant to these settlement agreements, the Company paid an aggregate of $50.8 million in exchange for the plaintiffs’ release of their claims against the Company. The settlement agreement with Goodyear Tire & Rubber Company also resolves Goodyear’s federal direct purchaser lawsuit against the Company with respect to purchases of EPDM and polychloroprene, as described below, and the aggregate settlement amount of $50.8 million includes the settlement amount for such other lawsuit. Discovery with respect to the class and PolyOne closes at the end of June 2006. A trial date has not yet been set.

•              The second lawsuit was filed on March 9, 2005, in the United States District Court, Northern District of Ohio (now transferred to the Northern District of California), by Parker Hannifin Corporation and PolyOne Corporation with respect to purchases of rubber chemicals from one or more of the defendants. Parker Hannifin’s claims with respect to this lawsuit have been settled.

•              The third lawsuit was filed on June 1, 2005, in the United States District Court, Northern District of California, by Caterpillar Inc., Carlisle Companies Incorporated and certain subsidiaries of Carlisle Companies Incorporated with respect to purchases of rubber chemicals from one or more of the defendants. The claims with respect to this lawsuit have been settled.

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

•              The first lawsuit was filed on December 28, 2004, in the United States District Court, Northern District of Ohio, by PolyOne Corporation with respect to purchases of plastic additives from one or more of the defendants. This action has been transferred to the Eastern District of Pennsylvania for coordination with the consolidated class action pending there. The Company has settled the consolidated class action involving plastic additives, but the case remains pending against certain other defendants.

•              The second lawsuit is a class action lawsuit, filed in August 2005, as thereafter amended, in the United States District Court, Eastern District of Pennsylvania, by plaintiffs on behalf of themselves and a class consisting of all persons and business entities within Arizona, Tennessee and Vermont that indirectly purchased products containing plastic additives manufactured, sold or distributed by the defendants, other than for resale, at any time from January 1, 1990 to January 31, 2003.

•              With respect to urethanes, the Company, Uniroyal and other companies are defendants in a consolidated direct purchaser class action lawsuit filed on November 19, 2004, in the United States District Court, District of Kansas, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased urethanes in the United States directly from any of the defendants or from any present or former parent, subsidiary or affiliate thereof at any time during the period from January 1, 1998 to the present. This action consolidates twenty-six direct purchaser class action lawsuits previously described in the Company’s prior periodic reports filed with the Securities and Exchange Commission. The plaintiffs’ class certification motion is pending.

•              The remaining federal purchaser lawsuit is a multi-product lawsuit. The Company, Uniroyal and other companies are also defendants in a direct purchaser lawsuit filed on November 16, 2004, in the United States District Court, Northern District of Ohio, by Parker Hannifin Corporation and PolyOne Corporation with respect to purchases of EPDM, nitrile rubber and polychloroprene from one or more of the defendants. Parker Hannifin Corporation’s claims with respect to the nitrile rubber portion of this suit have been settled. This action has been transferred to the District of Connecticut. In December 2005, the Company and Uniroyal entered into a settlement agreement with Goodyear Tire & Rubber Company with respect to a previously pending single direct purchaser lawsuit filed on May 7, 2004, as amended, in the United States District Court, Northern District of Ohio (subsequently transferred to the District of Connecticut), by Goodyear Tire & Rubber Company with respect to purchases of EPDM and polychloroprene. This settlement agreement also resolves the federal direct purchaser lawsuit by Goodyear Tire & Rubber Company against the Company with respect to rubber chemicals, as described above.

State Court Antitrust Class Actions

Rubber Chemicals. With respect to rubber chemicals, the Company, certain of its subsidiaries and other companies remain defendants in seven pending putative indirect purchaser class action lawsuits filed during the period from October 2002 through January 2006 in state courts.

•              Four of the outstanding seven lawsuits were filed in California, Florida, Tennessee and West Virginia, from October 2002 through February 2003, and the putative class in each lawsuit comprises all persons within each of the applicable states who purchased tires other than for resale that were manufactured using rubber processing chemicals sold by the defendants since 1994. The complaints principally allege that the defendants agreed to fix, raise, stabilize and maintain the price of rubber processing chemicals used as part of the tire manufacturing process in violation the laws of these states and that this caused injury to individuals who paid more to purchase tires as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, interest and attorneys’ fees and costs. Plaintiffs in the California lawsuit were denied class certification on January 30, 2006. A previously pending putative indirect purchaser action filed in Minnesota was dismissed by the court on August 29, 2005. The plaintiff in this case has filed a notice of appeal of the court’s decision.

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

The Company has filed motions to dismiss on substantive and personal jurisdictional grounds with respect to four of the pending non-multi-product lawsuits described above, one of which has been denied by the applicable court.

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

•              One of the lawsuits was filed in Florida on October 28, 2005. The putative class is comprised of all individuals or entities in any of 21 states or the District of Columbia who indirectly purchased urethanes manufactured or sold by the defendants at any time during the period from January 1, 1999 through December 31, 2004. The Company has filed a motion to dismiss with respect to this lawsuit. The Company has filed a motion to dismiss with respect to this lawsuit.

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

Canadian Antitrust Actions

EPDM. The Company and the plaintiffs in three previously disclosed Canadian class action lawsuits relating to EPDM have entered into a settlement agreement, dated as of September 19, 2005 (the “EPDM Settlement Agreement”), that is intended to resolve, with respect to the Company and its defendant subsidiaries, the three lawsuits filed in the Quebec Superior Court (District of Quebec), the Ontario Superior Court of Justice and the Supreme Court of British Columbia, respectively. The lawsuits were filed on behalf of residents of Canada who purchased, used or received EPDM or who purchased products containing EPDM between January 1, 1994 and December 31, 2002. Each of the foregoing complaints principally alleged that the Company conspired with other defendants to restrain unduly competition in the sale of EPDM and to inflate artificially the sale price of EPDM in violation of Canada’s Competition Act, and that this caused injury to purchasers who paid artificially inflated prices for EPDM or products containing EPDM. The plaintiffs sought, among other things, authorization to commence a class action, recovery of the additional revenues generated by the artificial inflation of the price of EPDM, exemplary and punitive damages, attorneys’ fees and costs.

The EPDM Settlement Agreement required that the Company pay CDN $4.5 million (approximately U.S. $3.9 million) to the class claimants in Canada covering all direct and indirect purchasers of EPDM during the class period of January 1, 1997 to December 31, 2001 in exchange for the final dismissal with prejudice of the lawsuit as to the Company and its subsidiary defendants and a complete release of all claims against the Company and its subsidiary defendants set forth in the lawsuits. The EPDM Settlement Agreement, which has been approved by the applicable courts, permitted potential class members to opt out of the class and the Company to recover a portion of the settlement funds with respect to those potential class members that chose to opt out of the settlement. The opt-out period has expired, one class member opted out, and in April 2006 the Company recovered CDN $338,309 in previously paid settlement funds.

Rubber Chemicals. The Company has entered into a settlement agreement, dated December 1, 2005 (the “Rubber Chemicals Settlement Agreement”), that is intended to resolve, with respect to the Company and its defendant subsidiaries, four Canadian class action lawsuits filed in the Quebec Superior Court (District of St. Francois), the Quebec Superior Court (District of Montreal), the Ontario Superior Court of Justice and the Supreme Court of British Columbia between May 2004 and February 2005. The lawsuits were filed on behalf of persons and certain entities that purchased rubber chemicals or products containing rubber chemicals directly or indirectly from the defendants during various periods commencing July 1995 and ending as late as December 2001. Three of those complaints alleged that the Company conspired with other defendants to restrain unduly competition in the sale of rubber chemicals and to inflate artificially the sale price of the rubber chemicals in violation of Canada’s Competition Act, and that this caused injury to purchasers who paid artificially inflated prices for such rubber chemicals. The fourth complaint alleged that the Company conspired with other defendants to coordinate the timing and amounts of price increases for certain rubber chemicals and to allocate customers and sales volumes amongst themselves in violation of Canada’s Competition Act, and that this caused injury to purchasers who paid artificially inflated prices for rubber chemicals or products containing rubber chemicals. The plaintiffs in each lawsuit sought, among other things, recovery of the additional revenues generated by the artificial inflation of the price of rubber chemicals, general and punitive damages, attorney’s fees and costs.

The Rubber Chemicals Settlement Agreement proposes the certification of the lawsuits as class actions for purposes of the settlement and provides that the Company will pay CDN $7.2 million (approximately U.S. $6.2 million) to the class claimants in Canada covering all persons who purchased rubber chemicals products in Canada during the class period of July 1, 1995 to December 31, 2001, in exchange for the final dismissal with prejudice of the lawsuits as to the Company and its defendant subsidiaries and a complete release of all claims against the Company and its defendant subsidiaries set forth in the lawsuits. The Rubber Chemicals Settlement Agreement, which is subject to approval by the courts in Ontario, Quebec and British Columbia and notice to class members, permits potential class members to opt out of the class and the Company to recover a portion of the settlement funds with respect to certain potential class members that choose to opt out of the settlement.

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

The Polyester Polyols Settlement Agreement proposes the certification of the lawsuits as class actions for purposes of the settlement and provides that the Company will pay CDN $69,000 (approximately U.S. $60,000) to the class claimants in Canada who purchased Polyester Polyols in Canada during the class period of February 1, 1998 to December 31, 2002, in exchange for the final dismissal with prejudice of the lawsuits as to the Company and its defendant subsidiaries and a complete release of all claims against the Company and its defendant subsidiaries set forth in the lawsuits. The Polyester Polyols Settlement Agreement, which is subject to the approval of the courts in Ontario and Quebec identified above and notice to class members, permits potential class members to opt out of the class and the Company to recover a portion of the settlement funds with respect to certain potential class members that choose to opt out of the settlement.

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

ITEM 1A. Risk Factors

The Company’s risk factors have been described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no significant changes in the Company’s risk factors during the first three months of 2006.

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)                                  The Annual Meeting of Stockholders was held on April 27, 2006.

(b)                                 Proxies for the Annual Meeting of Stockholders were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended; there was no solicitation in opposition to the nominees for the Board of Directors as listed in the proxy statement; and such nominees were elected.

(c)                                  A brief description of each matter voted upon at the Annual Meeting of Stockholders, and the results of the voting, are as follows:

l.                                          Election of Class III directors to serve for a term expiring in 2009:

NAME	FOR	WITHHELD

James W. Crownover	212,188,122	6,404,854
Roger L. Headrick	210,053,685	8,539,291
Leo I. Higdon, Jr.	210,071,190	8,521,786
Jay D. Proops	209,112,350	9,480,626

2.                                       Approval of an Amendment to the Amended and Restated Certificate of Incorporation to Declassify the Board:

FOR	AGAINST	ABSTAIN
217,984,740	440,419	167,817

3.                                       Approval of the 2006 Chemtura Corporation Long-Term Incentive Plan:

FOR	AGAINST	ABSTAIN
147,138,560	19,410,798	1,206,176

There were 50,837,442 broker non-votes.

ITEM 6.   Exhibits

The following documents are filed as part of this report:

Number	Description
3(i)(e)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant dated May 2, 2006 (filed herewith).
3(ii)	By-laws of the Registrant (filed herewith).
10.1

Indenture dated as of April 24, 2006, by and among Chemtura Corporation, as Issuer, the Guarantors named therein and Wells Fargo Bank, N.A., as Trustee relating to the Chemtura Corporation 6.875% Notes due 2016 (filed herewith).

10.2	Chemtura Corporation 2006 Long-Term Incentive Plan, effective April 27, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s April 27, 2006 Form 8-K).
10.3

Underwriting Agreement and Terms Agreement, dated April 19, 2006, by and between Chemtura Corporation, the subsidiary guarantors named therein, and Credit Suisse Securities (USA) LLC, for itself and on behalf of Citigroup Global Markets Inc., ABN AMRO Incorporated, Banc of America Securities LLC, Greenwich Capital Markets, Inc., Morgan Stanley & Co. Incorporated and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s April 20, 2006 Form 8-K).

10.4

Separation Agreement and General Release dated April 6, 2006, by and between Myles S. Odaniell and Chemtura Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s April 7, 2006 Form 8-K).

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

CHEMTURA CORPORATION
(Registrant)

Date: May 10, 2006	/s/ MICHAEL F. VAGNINI
Name: Michael F. Vagnini
Title: Senior Vice President and Controller
(Principal Accounting Officer)

Date: May 10, 2006	/s/ BARRY J. SHAINMAN
Name: Barry J. Shainman
Title: Vice President and Secretary