Form 10-Q
period 2006-06-30
Chemtura CORP
filed 2006-08-07
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒	No

The number of shares of common stock outstanding as of the latest practicable date, is as follows:

Class	Outstanding at June 30, 2006
Common Stock - $.01 par value	240,577,000

CHEMTURA CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2006

PART I.      FINANCIAL INFORMATION

ITEM 1.     Financial Statements and Accompanying Notes

CHEMTURA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Unaudited)

Quarter and six months ended June 30, 2006 and 2005

(In thousands of dollars, except per share data)

	Quarter ended		Six months ended
	2006	2005	2006	2005

Net sales	$1,016,323	$602,329	$1,932,084	$1,192,059

Cost of products sold	750,210	422,258	1,425,047	842,732
Selling, general and administrative	98,528	60,546	203,491	124,545
Depreciation and amortization	45,607	27,737	97,318	57,863
Research and development	17,724	10,472	32,522	20,983
Equity income	(197)	(86)	(471)	(174)
Facility closures, severance and related costs	(3,280)	23,917	(2,776)	24,075
Antitrust costs	32,275	3,338	45,083	6,504
Merger costs	4,745	8,686	14,790	8,686
Impairment of long-lived assets	5,610	—	5,610	—

Operating profit	65,101	45,461	111,470	106,845
Interest expense	29,397	24,309	58,470	48,715
Loss on early extinguishment of debt	19,549	—	19,549	—
Other expense, net	9,859	2,745	7,219	7,011

Earnings from continuing operations before income taxes	6,296	18,407	26,232	51,119
Income tax expense	5,876	8,233	12,607	22,716

Earnings from continuing operations	420	10,174	13,625	28,403
Earnings from discontinued operations	—	450	—	2,656
Loss on sale of discontinued operations	—	(27,622)	—	(27,622)
Net earnings (loss)	$420	$(16,998)	$13,625	$3,437

Basic earnings (loss) per common share:
Earnings from continuing operations	$—	$0.09	$0.06	$0.24
Earnings from discontinued operations	—	—	—	0.02
Loss on sale of discontinued operations	—	(0.23)	—	(0.23)
Net earnings (loss)	$—	$(0.14)	$0.06	$0.03

Diluted earnings (loss) per common share:
Earnings from continuing operations	$—	$0.09	$0.06	$0.24
Earnings from discontinued operations	—	—	—	0.02
Loss on sale of discontinued operations	—	(0.23)	—	(0.23)
Net earnings (loss)	$—	$(0.14)	$0.06	$0.03

Dividends per common share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2006 (Unaudited) and December 31, 2005
(In thousands of dollars)

	June 30,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$209,231	$138,556
Accounts receivable	423,084	547,857
Inventories	692,304	661,617
Other current assets	202,197	193,570
Total current assets	1,526,816	1,541,600

NON-CURRENT ASSETS
Property, plant and equipment, net	1,154,161	1,192,335
Cost in excess of acquired net assets	1,213,962	1,211,459
Intangible assets, net	579,873	620,677
Other assets	410,477	419,932
	$4,885,289	$4,986,003

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term borrowings	$14,878	$60,168
Accounts payable	313,785	310,485
Accrued expenses	453,792	444,336
Income taxes payable	131,158	160,700
Total current liabilities	913,613	975,689

NON-CURRENT LIABILITIES
Long-term debt	1,254,022	1,309,603
Pension and post-retirement health care liabilities	576,446	618,539
Other liabilities	283,268	306,775

STOCKHOLDERS’ EQUITY
Common stock	2,521	2,515
Additional paid-in capital	2,997,816	2,950,649
Accumulated deficit	(880,277)	(869,873)
Accumulated other comprehensive loss	(95,278)	(141,052)
Treasury stock at cost	(166,842)	(166,842)
Total stockholders’ equity	1,857,940	1,775,397
	$4,885,289	$4,986,003

See accompanying notes to condensed consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30, 2006 and 2005
(In thousands of dollars)

Increase (decrease) in cash	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$13,625	$3,437
Adjustments to reconcile net earnings to net cash provided by (used in) operations:
Loss on sale of Industrial Water Additives business	12,475	—
Loss on sale of discontinued operations	—	27,622
Impairment of long-lived assets	5,610	—
Loss on early extinguishment of debt	19,549	—
Depreciation and amortization	97,318	60,643
Equity income	(3,445)	(174)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(107,791)	(77,192)
Accounts receivable - securitization	252,068	25,483
Inventories	(22,336)	(32,709)
Accounts payable	(476)	(16,206)
Deposit for civil antitrust settlement	—	(58,500)
Pension and post-retirement health care liabilities	(52,284)	(28,018)
Other	(43,247)	(42,738)
Net cash provided by (used in) operations	171,066	(138,352)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	116,668	74,100
Net payment for acquisition	(6,734)	—
Merger transaction costs	(8,315)	(5,918)
Capital expenditures	(48,458)	(31,800)
Other investing activities	406	(56)
Net cash provided by investing activities	53,567	36,326

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on credit facility	(388,608)	—
Proceeds on long-term borrowings	497,261	—
Payments on long-term borrowings	(164,750)	(10,000)
Payments on short-term borrowings	(48,211)	(651)
Premium paid on early extinguishment of debt	(15,882)	—
Payment for debt issuance costs	(5,470)	(726)
Dividends paid	(24,034)	(11,692)
Repayment of life insurance policy loan	(9,854)	—
Proceeds from exercise of stock options	2,979	17,087
Other financing activities	(1,820)	480
Net cash used in financing activities	(158,389)	(5,502)

CASH
Effect of exchange rates on cash	4,431	(2,134)
Change in cash	70,675	(109,662)
Cash at beginning of period	138,556	158,700
Cash at end of period	$209,231	$49,038

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

ACCOUNTING POLICIES

Presentation of Condensed Consolidated Financial Statements

The information in the foregoing condensed consolidated financial statements for the quarter and six months ended June 30, 2006 and June 30, 2005 are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature, except as otherwise disclosed in the accompanying notes to the condensed consolidated financial statements.

The foregoing condensed consolidated financial statements include the accounts of Chemtura Corporation and the wholly-owned and majority-owned subsidiaries that it controls, including the results of operations of Great Lakes commencing July 1, 2005, which are collectively referred to as “the Company.”  Other affiliates in which the Company has a 20% to 50% ownership interest or a non-controlling majority interest are accounted for in accordance with the equity method.  All significant intercompany balances and transactions have been eliminated in consolidation.

On June 24, 2005, the Refined Products business was sold to Sun Capital Partners Group, Inc.  Accordingly, the accompanying condensed consolidated financial statements for the quarter and six months ended June 30, 2005 reflect the results of the Refined Products business as earnings from discontinued operations (net of tax).  The condensed consolidated statements of cash flows have not been adjusted to separately reflect the discontinued operation and thus include the cash flows of the Refined Products business through the sale date.  Refer to the discontinued operations footnote for further information.

Certain financial information and footnote disclosures included in the annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q.  The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2005 Annual Report on Form 10-K.  The consolidated results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results expected for the full year.

Operating Costs and Expenses

Cost of products sold includes all costs incurred in manufacturing products, including raw materials, direct manufacturing costs and manufacturing overhead.  Cost of products sold also includes warehousing; distribution; engineering (other than polymer processing equipment design engineering); purchasing; customer service and environmental, health and safety functions, and shipping and handling costs for outbound product shipments.  Selling, general and administrative expenses (SG&A) includes costs and expenses related to the following functions and activities: selling, advertising, polymer processing equipment design engineering, information technology, legal, provision for doubtful accounts, corporate facilities and corporate administration.  SG&A also includes accounting, finance and human resources, excluding direct support in manufacturing operations, which is included as cost of products sold.  Research and development expenses (R&D) include basic and applied research and development activities of a technical and non-routine nature.  R&D costs are expensed as incurred.  Costs of products sold, SG&A and R&D expenses exclude depreciation and amortization expenses, which are presented on a separate line in the condensed consolidated statements of earnings.

Other

Included in cash and cash equivalents in the Company’s condensed consolidated balance sheets at June 30, 2006 and December 31, 2005, is $0.5 million of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.  There are no legal restrictions on these cash balances.  In addition, at June 30, 2006, the Company had approximately $6.5 million in an escrow account that is restricted to pay an existing antitrust settlement liability, which has been recorded in other current assets in the condensed consolidated balance sheet.

Included in accounts receivable are allowances for doubtful accounts of $28.9 million at June 30, 2006 and $30.5 million at December 31, 2005.

Accumulated depreciation amounted to $965.4 million at June 30, 2006 and $861.7 million at December 31, 2005.

During the first six months of 2006 and 2005, the Company made interest payments of approximately $52.4 million and $39.0 million, respectively.  The increase was primarily due to the inclusion of Great Lakes.  During the first six months of 2006 and 2005, the Company made payments for income taxes (net of refunds) of $39.6 million and $17.8 million, respectively.

Included in other expense, net is interest income of $5.1 million and $3.4 million for the quarter ended June 30, 2006 and 2005, respectively, and $6.8 million and $4.9 million for the six months ended June 30, 2006 and 2005, respectively.  The interest income for the quarter and six months ended June 2006 and the quarter and six months ended 2005 include interest income resulting from tax settlements of $4.0 million and $2.2 million, respectively.

RECLASSIFICATIONS

During 2005, the Company reclassified certain immaterial amounts relating to operations from other expense, net to cost of products sold and SG&A in the 2005 condensed consolidated statement of earnings.  For the quarter ended June 30, 2005, the Company reclassified other income, net of $0.7 million from other expense, net, which resulted in a reduction in cost of products sold of $2.6 million and an increase in SG&A of $1.9 million.  For the six months ended June 30, 2005, the Company reclassified other expense, net of $3.8 million from other expense, net, which resulted in a reduction in cost of products sold of $0.8 million and an increase in SG&A of $4.7 million.

ACCOUNTING DEVELOPMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4.”  Statement No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, requiring these items be recognized as current-period charges.  In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The Company prospectively adopted the provisions of Statement No. 151 on January 1, 2006.  The adoption of Statement No. 151 changed the timing of when certain manufacturing variances will be recognized in consolidated earnings.  The adoption of Statement No. 151 did not have a material impact on the Company’s consolidated earnings and financial position during the first six months of 2006.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (FASB 123(R)), which replaced Statement No. 123, “Accounting for Stock-Based Compensation” (FASB 123) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).  FASB 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value, beginning with the first annual period after June 15, 2005.  The pro forma disclosures previously permitted under FASB 123 are no longer an alternative to financial statement recognition.   In March 2005, the SEC Staff issued Staff Accounting Bulletin 107, “Share-Based Payment” (SAB 107), which expresses views of the SEC Staff about the application of FASB 123(R). Effective January 1, 2006, the Company adopted FASB 123(R) using the modified prospective method. Under the modified prospective method, the compensation cost for all new awards and awards modified, repurchased or cancelled after the date of adoption of FASB 123(R), as well as the unrecognized compensation cost of unvested awards as of the date of adoption are recognized in earnings based on the grant-date fair value of those awards. The Company recognizes compensation cost for stock-based awards issued after January 1, 2006 over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  As a result of adopting FASB 123(R), on January 1, 2006, incremental stock-based compensation expense recognized was $2.6 million ($1.7 million after-tax and less than $0.01 per basic and diluted earnings per share) for the three months ended June 30, 2006 and was $4.2 million ($2.6 million after-tax and $0.01 per basic and diluted earnings per share) for the six months ended June 30, 2006, primarily for the Company’s stock option program.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.”  Statement No. 156 provides additional guidance for recognizing servicing assets and liabilities, and is effective for fiscal year’s beginning after September 15, 2006.  Statement No. 156 amends Statement No. 140 to require that all separately recognized servicing assets and liabilities in accordance with Statement No. 140 be initially measured at fair value, if practicable.  Furthermore, Statement No. 156 permits, but does not require, fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting periods.  Statement No. 156 is not expected to have any impact on the Company’s financial position, results of operation or cash flows.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (FIN 48).  FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The Company is currently in the process of evaluating the impact of adopting FIN 48 on its results of operations.

STOCK-BASED COMPENSATION

The Company uses various employee stock-based compensation plans.  Awards under these plans are granted to eligible officers, management employees and non-management directors.  Awards may be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock.  The Company plans to issue any shares related to the exercise of stock options or vested restricted stock under these plans by issuing additional shares of common stock.

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

In accordance with the terms of the Merger, all unvested Great Lakes options as of the merger date were immediately vested and all of the outstanding options were converted into options to purchase the Company’s common stock.

Adoption of FASB Statement No. 123 (R), “Share-Based Payment”

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

Through January 1, 2006, the Company elected to continue its historical method of accounting for stock-based compensation in accordance with APB 25, as permitted under FASB 123 and FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (FASB 148). Under APB 25, compensation expense for fixed plans was recognized based on the difference between the exercise price and the stock price on the date of grant. Since the Company’s fixed plan awards were granted with an exercise price equal to the stock price on the date of grant, no compensation expense was recognized in the statement of earnings for these awards.  However, compensation expense was recognized for the restricted stock awards under the Company’s long-term incentive programs in accordance with the provisions of APB 25.  The following table illustrates the effect on net earnings (loss) and related per share amounts for the quarter and six month periods ended June 30, 2005, as if the Company had applied the fair value recognition provisions of FASB 123 and FASB 148 to all stock-based employee compensation awards.

	Quarter ended June 30,	Six months ended June 30,
(In thousands, except per share data)	2005	2005

Net earnings (loss), as reported	$(16,998)	$3,437
Stock-based employee compensation expense included in net earnings ($1,375 and $2,717 pre-tax), net of tax	812	1,685
Total stock-based employee compensation determined under fair value based accounting method for all awards, net of tax	(1,801)	(4,014)
Pro forma net earnings (loss)	$(17,987)	$1,108

Basic earnings (loss) per share:
Basic - as reported	$(0.14)	$0.03
Basic - pro forma	$(0.15)	$0.01

Diluted earnings (loss) per share:
Diluted - as reported	$(0.14)	$0.03
Diluted - pro forma	$(0.15)	$0.01

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

Total stock-based compensation expense, including amounts for restricted stock and options, was $3.4 million and $7.0 million for the quarter and six month periods ended June 30, 2006, respectively, and is presented within SG&A.  Included within the total stock-based compensation is $2.6 million ($1.7 million after tax and less than $0.01 per basic and diluted earnings per share) for the quarter ended June 30, 2006 and $4.2 million ($2.6 million after tax and $0.01 per basic and diluted earnings per share) for the six months ended June 30, 2006 of incremental compensation expense that represents the effect of the Company’s January 1, 2006 adoption of FASB 123 (R), primarily for the Company’s stock option program.  Compensation expense related to stock options has been allocated 50% to the Corporate segment and 50% to the Company’s operating segments.  All other stock-based compensation expense is recorded in the Corporate segment.

Stock Option Plans

In January 2006, the Board granted merger integration awards consisting of long-term incentive awards of stock options covering 211,800 shares with an exercise price equal to the fair market value of the underlying common stock at the date of grant.  These options will vest ratably over a three-year period.

In March 2006, the Board of Directors also approved the grant of options covering 1,926,800 shares with an exercise price equal to the fair market value of the underlying common stock at the date of grant, including options covering 220,000 shares related to merger integration.  These options will vest ratably over a three-year period.

The Company uses the Black-Scholes option-pricing model to determine the compensation expense related to stock options.  The Company has elected to recognize compensation cost for option awards granted equally over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  Using this method, the weighted average fair value of stock options granted during the six month periods ended June 30, 2006 and 2005 was $4.85 and $6.30, respectively.  There were no stock options granted during the quarters ended June 30, 2006 and 2005. The Black-Scholes option-pricing model requires the use of various assumptions.  The following table presents the weighted average assumptions used:

	Six months ended June 30,
	2006	2005
Dividend yield	1.8%	1.2%
Expected volatility	49%	49%
Risk-free interest rate	4.8%	4.1%
Expected life (in years)	6	7

During 2006, the Company took into consideration guidance contained in FASB 123(R) and SAB 107 when reviewing and developing assumptions for the 2006 grants. The weighted average expected life for the 2006 grants of 6 years reflects the alternative simplified method permitted by SAB 107, which defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Expected volatility for the 2006 option grants is based on historical volatility over the six years prior to the option grant date.  Currently the Company has no expectation that the expected volatility is likely to differ from its historical volatility.

Stock option plan activity for the quarter and six month periods ended June 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in millions)
Options outstanding, January 1, 2006	15,329,956	$12.22
Granted	2,138,600	10.92
Exercised	(102,800)	8.25		$0.3
Canceled or expired	(309,124)	19.22
Options outstanding, March 31, 2006	17,056,632	11.95	5.5	$30.6
Granted	—	—
Exercised	(251,039)	8.49		$0.9
Canceled or expired	(182,970)	13.50
Options outstanding, June 30, 2006	16,622,623	$11.99	5.3	$11.0
Options exercisable, June 30, 2006	13,452,676	$12.15	4.3	$10.6

Total remaining unrecognized compensation cost associated with unvested stock options at June 30, 2006 was $10.8 million, which will be recognized over the weighted average period of approximately one year.

The total intrinsic value of stock options exercised during the quarter and six month periods ended June 30, 2005 was $3.7 million and $11.0 million, respectively.  The total intrinsic value of stock options outstanding and exercisable at June 30, 2005 was $49.0 million and $39.9 million, respectively.

Restricted Stock Plans

In January 2006, the Board granted merger integration awards consisting of long-term incentive awards in the amount of 70,600 shares of restricted stock which will vest ratably on the first and second anniversary of the grants.

In March 2006, the Board approved a grant of long-term incentive awards of restricted stock which carries a market condition requirement.  These shares will vest based on the achievement of specified stock price appreciation milestones, which represents a market condition, over a three-year period.  This grant was for 572,400 shares of restricted stock.  The plan also includes a provision for the grant of an additional 572,400 shares, for a maximum payout of 1,144,800 shares of restricted stock, to be issued if the maximum level of specified stock appreciation is attained.  Shares are scheduled to vest when a particular milestone is reached and maintained (based on closing price on the New York Stock Exchange) for fifteen consecutive trading days.  Share awards for milestones achieved during 2006 and 2007 will become vested and paid out on February 1, 2008.  Share awards for milestones achieved during 2008 will become vested and paid out on February 1, 2009.

Additionally, in February and March 2006, grants of 61,400 and 7,500 shares, respectively, of restricted stock that do not contain market condition requirements were approved.  The grant of 61,400 shares vests immediately, while the grant of 7,500 shares vests half in 2008 and half in 2010.

In May and June 2006, grants of 1,000 and 2,500 shares, respectively, of restricted stock that do not contain market condition requirements were approved.  The grants vest in 2009 and 2008, respectively.

The fair value of restricted stock awards without market conditions is determined based on the number of shares granted and the quoted closing price of the Company’s stock at the date of grant.  To determine the fair value of restricted stock with market conditions, the Company uses the Monte Carlo simulation method.  The Company’s determination of the fair value of restricted stock awards with market conditions on the date of grant is affected by its stock price as well as assumptions regarding a number of highly complex and subjective variables, including expected volatility and risk-free interest rate.  If other reasonable assumptions were used, the results may differ.

The fair value of all restricted stock awards with market conditions is amortized on a straight-line vesting basis over the derived service periods.  In the case of accelerated vesting based on the market performance of the Company’s common stock, the compensation costs related to the vested awards that have not previously been amortized are recognized upon vesting.

Restricted stock award activity for the quarter and six month periods ended June 30, 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Fair Value
			(in millions)
Restricted unvested stock awards, January 1, 2006	1,462,460	$11.36
Granted	1,284,300	5.98	$7.7
Dividends	4,635
Vested	(216,342)	8.45	$2.5
Canceled or expired	(23,810)	12.71
Restricted unvested stock awards, March 31, 2006	2,511,243	8.73	$29.6
Granted	3,500	9.42	—
Dividends	4,122
Vested	—
Canceled or expired	(49,410)	9.44
Restricted unvested stock awards, June 30, 2006	2,469,455	$8.72	$23.1

Total remaining unrecognized compensation cost associated with unvested restricted stock awards at June 30, 2006 was $7.8 million, which will be recognized over the weighted average period of approximately one year.

The total fair value of shares vested during the quarter ended June 30, 2005 was $0.3 million and granted and vested during the six months ended June 30, 2005 was $5.9 million and $2.7 million, respectively.  There were no restricted sharess that vested during the quarter ended June 30, 2005.  The total fair value of unvested restricted stock at June 30, 2005 was $18.1 million.  The weighted average grant-date fair value of restricted shares granted during the six months ended June 30, 2005 was $12.71.

Tax Benefits of Stock-Based Compensation Plans

Prior to the adoption of FASB 123(R), any benefit the Company received from tax deductions resulting from the exercise of stock options and restricted stock awards was presented in the cash flow from operations section of the condensed consolidated statements of cash flows. FASB 123(R) requires the benefits of tax deductions in excess of grant-date fair value be presented in the cash flow from financing section of the condensed consolidated statements of cash flows.  The Company did not obtain any significant cash tax benefit associated with shares exercised during the six months ended June 30, 2006 as the Company has offset its taxable income with net operating loss carryforwards. Cash proceeds received from option exercises for the six months ended June 30, 2006 and 2005 were $3.0 million and $17.1 million, respectively.

In November 2005, the FASB issued FASB Staff Position No. (“FSP”) FASB 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Award Payments” (“FSP 123(R)-3”).  The provisions of FSP 123(R)-3 set forth an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FASB 123(R).  The Company, which is currently evaluating its available transition alternatives, has until January 1, 2007 to make its one-time election.

MERGER

On March 9, 2005, the Company and Great Lakes announced the signing of a definitive merger agreement (the Agreement) for an all-stock merger transaction. The transaction closed on July 1, 2005, and in accordance with the terms of the Agreement, Great Lakes shareholders received 2.2232 shares of the Company’s common stock for each share of Great Lakes common stock resulting in the issuance of approximately 116.1 million shares, which is net of 11.5 million treasury shares, of the Company’s common stock with a fair value of approximately $1.85 billion. The fair value of the portion of the purchase price paid in common stock is based on a fair value per common share of $14.52, which represents the average of the closing prices on March 9, 2005, the date the terms of the agreement were agreed to and announced, and the two days before and after that date.  The Company also exchanged all of the outstanding vested and unvested Great Lakes stock options for 8.1 million of fully vested stock options of the Company, valued at $35.8 million.  The total purchase price, including the value of the common stock and stock options issued, was $1.89 billion.  In addition, vesting was accelerated for substantially all of the outstanding unvested restricted share units of Great Lakes.  As a result of the Merger, the Company obtained a 100% equity interest in Great Lakes.

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

(In thousands)
Cash and cash equivalents	$125,747
Accounts receivable	347,154
Inventories	373,230
Other current assets	121,873
Property, plant and equipment	573,024
Cost in excess of acquired net assets (goodwill)	889,349
In-process research and development	73,300
Other intangible assets	517,300
Other assets	59,630
Short-term borrowings	(29,816)
Accounts payable	(170,120)
Accrued expenses	(274,792)
Income taxes payable	(29,776)
Long-term debt	(454,475)
Pension and post-retirement health care benefits	(128,642)
Other liabilities	(271,285)
Treasury stock	166,842
Total purchase price	$1,888,543

In-process research and development had no future alternate use and was written off to operations during 2005.

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

The pro forma unaudited results of operations for the quarter and six months ended June 30, 2005 are as follows:

	Quarter ended	Six months ended
(In thousands, except per share data)	June 30, 2005	June 30, 2005

Net sales	$1,093,738	$2,103,893

Earnings (loss) from continuing operations (a)	$31,907	$(35,216)

Net earnings (loss) (a)	$4,735	$(60,182)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.14	$(0.15)

Net earnings (loss)	$0.02	$(0.26)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.13	$(0.15)

Net earnings (loss)	$0.02	$(0.26)

Weighted average shares outstanding – basic	234,638	233,305

Weighted average shares outstanding – diluted	239,008	233,305

(a)          The 2005 pro forma loss from continuing operations includes a charge for the write-off of in-process research and development expenses of $73,300 ($73,300 net of tax), and a charge for the impact on cost of products sold of the fair value adjustment to inventory of $37,100 ($27,329 net of tax).

The pro forma adjustments included in the earnings (loss) from continuing operations and in net earnings (loss) above are summarized as follows:

	Quarter ended	Six months ended
(In thousands)	June 30, 2005	June 30, 2005
Reduction in pension expense (a)	$975	$1,950
Reduction in interest expense (b)	2,202	4,404
Depreciation (c)	2,637	5,274
Amortization (d)	(4,604)	(9,154)
Inventory accounting (e)	24	(903)
Elimination of Merger expenses (f)	135,880	138,429
Pro forma adjustments – gross	$137,114	$140,000

Pro forma adjustments - net of tax	$109,769	$112,539

The pro forma adjustments are as follows:

(a)                Pension – represents a reduction in pension expense, principally due to the elimination of the impact of amortization of historical gains and losses from Great Lakes’ historical net periodic benefit cost.

(b)               Interest – represents the impact on interest expense of amortization of the fair value adjustment to Great Lakes’ long-term debt.

(c)                Depreciation – represents the impact on depreciation expense of the fair value adjustment and change in the remaining useful lives of Great Lakes’ property, plant and equipment.

(d)               Amortization – represents the impact on amortization expense of the fair value adjustment and change in remaining useful life of Great Lakes’ intangible assets.

(e)                Inventory accounting – represents the impact of conforming Great Lakes’ inventory variance capitalization policy to a consistently applied method utilized by the Company.

(f)                  Merger expenses – represents the reversal of merger-related expenses incurred by Great Lakes.

As a result of the Merger, the Company assumed the merger-related liabilities of Great Lakes, which primarily related to the change in control provisions in employment contracts that were triggered by the Merger.  A reconciliation of this reserve balance from July 1, 2005 is as follows:

(In thousands)	Severance and Related Costs (a)	Other Merger- Related Costs (b)	Total
Great Lakes liability assumed at July 1, 2005	$41,569	$27,345	$68,914
2005 purchase price adjustment	2,851	20,788	23,639
Cash payments	(37,783)	(46,826)	(84,609)
Non-cash changes	(302)	(201)	(503)
Balance at December 31, 2005	6,335	1,106	7,441
2006 purchase price adjustment	1,163	175	1,338
Cash payments	(7,034)	(1,281)	(8,315)
Non-cash changes	31	—	31
Balance at June 30, 2006	$495	$—	$495

(a)                      Includes severance relating to former Great Lakes personnel only, including severance recorded for employees identified as redundancies subsequent to the date of the Merger.

(b)                     Includes primarily investment banking fees, legal fees and audit fees incurred by the Company directly related to the closing of the Merger.

As a result of the Merger, the Company recorded charges for certain costs directly related to the Merger as a component of operating profit.  The related reserve activity is summarized as follows:

(In thousands)	Severance and Related Costs (c)	Merger Integration Costs (d)	Total
2005 Merger costs	$9,477	$35,753	$45,230
Cash payments	(4,813)	(22,725)	(27,538)
Non-cash changes	(403)	—	(403)
Balance at December 31, 2005	4,261	13,028	17,289
2006 Merger costs	166	14,624	14,790
Cash payments	(2,168)	(15,539)	(17,707)
Non-cash changes	191	—	191
Balance at June 30, 2006	$2,450	$12,113	$14,563

(c)                Includes severance relating to former Crompton personnel only.

(d)               Includes primarily consulting costs related to the integration of Crompton and Great Lakes.

The above merger related reserves are included in accrued expenses on the Company’s condensed consolidated balance sheets at June 30, 2006 and December 31, 2005.

As of June 30, 2006, the Company had terminated approximately 590 employees worldwide, as a direct result of the Merger.  The Company expects to substantially pay its remaining merger integration costs by the end of 2006.

FACILITY CLOSURES, SEVERANCE AND RELATED COSTS

The Company is in the process of implementing a new cost savings initiative to support its continuing efforts to become more efficient and reduce costs.  As of June 30, 2006, the Company is still finalizing the specific plans that will be implemented in 2006, and the projected cost savings impact and one-time costs that it expects to incur.  During the first six months of 2006, the Company recorded a pre-tax charge of $1.9 million, primarily for severance costs resulting from specific plans that have been approved and implemented as of June 30, 2006.  A summary of this charge and the related activity is as follows:

(In thousands)	Severance and Related Costs	Asset Write-offs	Total
2006 charge	$1,629	$277	$1,906
Cash payments	(1,285)	—	(1,285)
Non-cash write-offs	—	(277)	(277)
Foreign currency translation	(44)	—	(44)
Balance at June 30, 2006	$300	$—	$300

In 2004, the Company completed an activity-based restructuring initiative intended to structure the Company’s operations in a more efficient and cost effective manner, including a voluntary severance program.  During 2005, the Company recorded pre-tax charges totaling $24.0 million, of which $19.5 million related to unrecoverable future lease costs and asset write-offs related to the closure of the Company’s former research and development facility in Tarrytown, NY.  During the first six months of 2006, the Company recorded a pre-tax credit of $3.4 million, primarily to adjust the reserve for unrecoverable future lease costs at the Tarrytown, NY facility.  Charges and adjustments related to these programs are summarized as follows:

(In thousands)	Severance and Related Costs (a)	Asset Write-offs (b)	Other Facility Closure Costs (c)	Total
Balance at December 31, 2004	$40,053	$—	$1,591	$41,644
2005 charge	2,898	3,970	17,102	23,970
Cash payments	(34,483)	—	(4,066)	(38,549)
Non-cash charges and accretion	(442)	(3,970)	334	(4,078)
Balance at December 31, 2005	8,026	—	14,961	22,987
2006 credit	(185)	—	(3,239)	(3,424)
Cash payments	(5,019)	—	(2,636)	(7,655)
Non-cash accretion	—	—	334	334
Balance at June 30, 2006	$2,822	$—	$9,420	$12,242

(a)          Includes domestic and international severance, benefits and related pension curtailments.

(b)         Includes asset write-offs related to sites closed as a result of the activity-based initiative, including assets related to the Tarrytown, NY closure.

(c)          Includes consulting costs that have been incurred which were directly related to developing and implementing the activity-based restructuring initiative, unrecoverable future lease costs related to the closure of the Tarrytown, NY site and other contractual obligations related to closed sites.

During the first quarter of 2006, the Company recorded a pre-tax credit of $0.8 million to adjust certain reserves related to the 1998 closure of its Painesville, Ohio facility.

At June 30, 2006, the Company also had remaining reserves of $0.2 million, $0.6 million and $0.8 million relating to its 2004 executive reorganization, 2003 cost reduction program and 2001 cost reduction initiative and corporate headquarter relocation, respectively.  The reserve balances for these programs were $0.5 million, $0.8 million and $1.0 million, respectively, at December 31, 2005.  The decrease to these reserves during the first six months of 2006 were primarily due to payments.

During the fourth quarter of 2004, the Enenco joint venture, in which the Company owned a 50 percent interest, closed its manufacturing facility in Memphis, TN.  During the first quarter of 2005, the Company acquired the remaining 50 percent interest from its joint venture partner and as a result accounts for Enenco as a wholly-owned subsidiary of the Company.  This transaction resulted in a pre-tax credit to facility closures, severance and related costs during the first six months of 2005 of $1.9 million due to recoveries from the joint venture partner of $1.2 million, adjustments to third party accruals of $0.5 million and adjustments to decommissioning and demolition reserves of $0.2 million.  During the second quarter of 2006, the Company recorded a pre-tax credit to facility closures, severance and related costs of $0.4 million to adjust for reserves no longer deemed necessary.

The Company has included $6.4 million and $11.4 million of its facility closures, severance and related cost reserves in other liabilities at June 30, 2006 and December 31, 2005, respectively, and $7.7 million and $14.0 million, respectively, in accrued expenses in its condensed consolidated balance sheets.

DIVESTITURES AND ACQUISITIONS

On June 23, 2006, the Company sold a significant portion of the real estate of the former Great Lakes offices in West Lafayette, Indiana for net proceeds of $6.1 million, representing gross proceeds of $6.5 million less costs incurred to complete this transaction of $0.4 million.  Upon signing a definitive agreement in March 2006, the Company classified the net book value of these assets of $6.5 million as assets held for sale and at that time ceased depreciating these assets.  During the second quarter of 2006, the assets were revalued to $6.1 million reflecting certain purchase accounting fair value adjustments for purchase accounting related to the Merger.

On May 12, 2006, the Company sold its Industrial Water Additives (“IWA”) business, which was acquired in the Merger, to BWA Water Additives (“BWA”), a subsidiary of Close Brothers Private Equity located in the United Kingdom.

The Company received cash proceeds of $85.0 million exclusive of a $10.2 million adjustment for retained accounts receivable and accounts payable.  The pre-tax loss on the sale is included within other expense, net in the accompanying condensed consolidated statement of earnings for the quarter and six month periods ended June 30, 2006.

(In thousands)
Cash proceeds	$85,000
Adjustment for retained accounts receivable and accounts payable	(10,185)
Adjusted proceeds	74,815
Net assets sold	80,960
Transaction costs incurred	3,278
Retention agreements	374
Loss related to supply agreements	2,323
Other	355
Pre-tax loss	(12,475)
Tax expense	1,637
Net loss on sale of business	$(14,112)

The assets sold consisted primarily of the dedicated intellectual property rights used to produce IWA products at the Company’s Trafford Park, United Kingdom and Adrian, Michigan facilities; inventories; office and lab equipment, and the Company’s shares in Biolab Gulf GmbH, which is a holding company that owns a 49% interest in the Company’s Biolab Arabia joint venture, located in Saudi Arabia, a previously consolidated entity. The Company retained the Liquibrom product line which was previously included within the IWA business unit.

Included in the net assets sold are $33.6 million of allocated goodwill related to the portion of the IWA business unit that was sold; $32.5 million related to net intangible assets, primarily technology, brands and customer relationships; and finished goods inventory of $12.2 million.

Transaction costs include legal fees, investment bank advisory fees, tax consulting fees and other direct costs incurred to sell the business.

In connection with this sale, the Company entered into several ancillary agreements, including two supply agreements, a distribution agreement, and a transitional service agreement.

The Company may also receive earn-out proceeds from BWA relating to the sale of belclene phosphonates products.  The Company has not recognized the earn-out potential in current earnings, as the recognition of this additional gain is contingent upon the future sales of these products though May 12, 2007.

The fully-dedicated manufacturing assets that the Company continues to own of the IWA business located in Trafford Park, United Kingdom and Adrian, Michigan will be utilized by the Company solely to supply certain finished product to BWA for a period of no less than two years. Based upon the Company’s current operations, these assets will have limited use or salvage value, if any, after such transition period. As a result, based upon an undiscounted cash-flow analysis including an estimate of salvage value, these assets were determined to be impaired (not recoverable) as the carrying value of the assets was greater than the expected cash flows. Therefore, during the second quarter of 2006, the Company recorded an impairment charge of $5.6 million to write-down such assets to fair value. Fair value was determined based upon estimated discounted cash flows directly related to the assets, including an estimate of salvage value.

The Company considered whether or not the sale of the IWA business constituted a discontinued operation, as defined by FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FASB 144”).  Under FASB 144, the involvement of the Company under the supply agreements and the distribution agreement is considered significant and therefore, the requirements for presentation as a discontinued operation have not been met.  The Company will continue to assess the level of involvement and continuing cash flows related to these agreements and, if circumstances change, the Company may be required to reclassify the results as discontinued operations in our condensed consolidated statement of earnings.

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

On March 31, 2005, the Company entered into an agreement with Hamilton Robinson LLC, a private equity firm, to form a venture (Davis-Standard LLC), which would combine the Company’s Polymer Processing Equipment business and Hamilton Robinson’s Black Clawson Converting Machinery Company.  The transaction closed on April 29, 2005 and resulted in the Company acquiring a 61.24% non-controlling interest in Davis-Standard LLC.  In accordance with EITF 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, the Company is not consolidating the financial statements of Davis-Standard LLC because the holder of the minority interest in Davis-Standard LLC effectively exercises control over the operations of the business through its majority voting rights. As of the closing date, the Company deconsolidated approximately $136.6 million of assets and $62.8 million of liabilities of the Polymer Processing Equipment business. The investment is recorded in other assets with no significant gain or loss recognized on the transaction. The Company accounts for its investment in Davis-Standard LLC under the equity method and records its proportionate share of the venture’s results of operations in other expense, net in the Company’s condensed consolidated statements of earnings. The carrying amount of the Company’s investment in Davis-Standard LLC was $76.6 million at June 30, 2006 and $75.2 million at December 31, 2005. The excess cost over the Company’s share of net assets of the venture was $41 million at June 30, 2006 and $41.5 million at December 31, 2005.  The Company recorded $2.9 million and $3.0 million of other income for the quarter and six months ended June 30, 2006.

DISCONTINUED OPERATIONS

Refined Products

On June 24, 2005, the Company sold certain assets and assigned certain liabilities of its Refined Products business to Sun Capital Partners Group, Inc. (Sun) for $80.0 million.   The consideration that the Company received was subject to adjustment based on the change in certain transferred assets and liabilities of the Refined Products business through the closing date and for retained accounts receivable and accounts payable, which resulted in a $30.3 million reduction to the proceeds received.   The Company also pre-paid approximately $6.8 million of the manufacturing costs for certain petroleum additives products that will be manufactured for the Company by Sun.  During the second quarter of 2005, the Company recognized a loss on the transaction of $28.2 million (net of an income tax benefit of $14.3 million).

The agreement provided for the sale of assets and assignment of liabilities with carrying amounts as follows:

(In thousands)	June 24, 2005
Inventory	$40,928
Other current assets	1,066
Property, plant and equipment, net	42,540
Other assets	11,573
Total assets held for sale	$96,107

Accounts payable	$4,331
Accrued expenses	3,800
Total liabilities held for sale	$8,131

The revenues, pre-tax earnings and earnings from discontinued operations for 2005 are as follows:

	Quarter ended	Six months ended
(In thousands)	June 30, 2005	June 30, 2005
Net sales	$67,687	$136,419

Pre-tax earnings from discontinued operations	$554	$4,013
Income taxes	104	1,357
Earnings from discontinued operations	$450	$2,656

OrganoSilicones

On July 31, 2003, the Company sold certain assets and assigned certain liabilities of its OrganoSilicones business unit to the Specialty Materials division of GE and acquired GE’s Specialty Chemicals business.  As a result of this transaction, the Company will continue to receive quarterly earn-out payments through September of 2006 based on the combined performance of GE’s existing Silicones business and the OrganoSilicones business that GE acquired from the Company.  The total of such payments will be a minimum of $105 million and a maximum of $250 million.  The minimum earn-out of $105 million was accrued as part of the gain on the sale of the business.  The Company received a total of $35.4 million and $27.8 million of earn-out proceeds during the six months ended June 30, 2006 and June 30, 2005, respectively, of which $17.9 million and $10.3 million represented additional earn-out proceeds received in 2006 and 2005, respectively, related to the combined performance of the GE and OrganoSilicones businesses.  The cumulative balance of additional earn-out proceeds received was $50.8 million and $33.0 million as of June 30, 2006 and December 31, 2005, respectively.  Such amounts have not been recognized in earnings, as the recognition of this additional gain is contingent upon the continued favorable future performance of GE’s Silicones business through September 2006.  The balance of additional proceeds received in excess of the minimum earn-out has been included in accrued expenses in the June 30, 2006 and December 31, 2005 condensed consolidated balance sheets.

ACCOUNTS RECEIVABLE PROGRAMS

At December 31, 2005, the Company had an accounts receivable securitization program to sell up to $125 million of domestic receivables to agent banks.  In March 2006, the Company expanded its domestic accounts receivable program to include former Great Lakes subsidiaries and to allow for the sale of up to $275 million of domestic receivables.  Accounts receivable sold under this program were $171.2 million and $28.9 million as of June 30, 2006 and December 31, 2005, respectively.  In addition, the Company’s European subsidiaries have a separate program to sell eligible accounts receivable to agent banks.  In March 2006, the Company expanded the international accounts receivable program to include former Great Lakes subsidiaries and to allow for the sale of up to $175 million of international receivables.  International accounts receivable sold under this program were $165.9 million and $56.3 million as of June 30, 2006 and December 31, 2005, respectively.   The total costs associated with these programs of $4.2 million and $2.4 million for the quarter ended June 30, 2006 and 2005, respectively, and $6.3 million and $5.4 million for the six months ended June 30, 2006 and 2005, respectively, are included in other expense, net in the condensed consolidated statements of earnings.

Under the domestic program, certain subsidiaries of the Company sell their accounts receivable to a special purpose entity (SPE) that has been created as a separate legal entity for the purpose of acquiring such receivables and selling an undivided interest therein to agent banks. In accordance with the domestic sale agreement, the agent banks purchase an undivided ownership interest in the accounts receivable owned by the SPE. The amount of such undivided ownership interest will vary based on the level of eligible accounts receivable as defined in the agreement. In addition, the agent banks retain a security interest in all of the receivables owned by the SPE, which was $236.5 million and $143.8 million as of June 30, 2006 and December 31, 2005, respectively. The balance of the unsold receivables owned by the SPE is included in the Company’s accounts receivable balance on the condensed consolidated balance sheet. Under the international program, certain foreign subsidiaries of the Company sell eligible accounts receivable directly to agent banks. During the period, the Company had an obligation to service the accounts receivable sold under its domestic and international programs.  The Company has treated the transfer of receivables under its domestic and international receivable programs as a sale of accounts receivable.

INVENTORIES

Components of inventories are as follows:

	June 30,	December 31,
(In thousands)	2006	2005
Finished goods	$483,230	$466,365
Work in process	31,576	31,406
Raw materials and supplies	177,498	163,846
	$692,304	$661,617

GOODWILL AND INTANGIBLE ASSETS

The Company’s intangible assets (excluding goodwill) are comprised of the following:

	June 30, 2006		December 31, 2005
(In thousands)	Gross Cost	Accumulated Amortization	Gross Cost	Accumulated Amortization
Patents	$151,818	$(37,693)	$156,089	$(33,279)
Trademarks	324,815	(45,687)	331,633	(40,079)
Customer relationships	131,059	(15,089)	140,143	(11,309)
Production rights	45,000	(4,286)	50,000	(2,381)
Other	60,263	(30,327)	57,578	(27,718)
	$712,955	$(133,082)	$735,443	$(114,766)

Gross cost of intangible assets decreased $22.5 million during the six months ended June 30, 2006 due primarily to the elimination of $33.8 million of intangible assets related to the sale of IWA, partially offset by a $3.9 million increase due to the acquisition of Trace Chemicals, increases in capitalized patent re-registration costs of $1.5 million, capitalized legal costs of $1.2 million, an adjustment to the fair value of intangibles related to the Merger of $0.7 million and favorable foreign currency translation of $4.4 million.  The purchase accounting fair value adjustment relating to intangibles of $0.7 million included a decrease to patents of $1.8 million, a decrease to trademarks of $0.5 million, a decrease to production rights of $5.0 million and an increase to customer relationships of $8.0 million.  The decrease of $33.8 million in the gross cost of intangibles ($32.5 million net of accumulated amortization) related to the sale of IWA included a decrease to patents of $6.0 million, a decrease to trademarks of $10.8 million and a decrease to customer relationships of $17 million.

Amortization expense from continuing operations related to intangible assets (excluding goodwill and equity investments) amounted to $9.8 million and $3.8 million for the second quarter ended June 30, 2006 and June 30, 2005, respectively, and $19.5 million and $7.9 million for the six months ended June 30, 2006 and June 30, 2005, respectively.  The increase in amortization expense was primarily due to the addition of intangible assets related to the Merger.  Estimated amortization expense of intangible assets (excluding goodwill and equity investments) as of December 31, 2005 for the next five fiscal years is as follows: $37.2 million (2006), $36.0 million (2007), $35.4 million (2008), $33.4 million (2009) and $29.5 million (2010).

Also, included in amortization expense is the amortization of purchase accounting fair value adjustments of equity investments resulting from the Merger, which are included in other assets.  Amortization of purchase accounting fair value adjustments amounted to $0.5 million and $2.2 million for the second quarter and six months ended June 30, 2006, respectively.  There was no amortization related to these items in 2005.  Estimated amortization of purchase accounting fair value adjustments for the next five fiscal years is as follows: $3.3 million (2006), $1.6 million (2007), $1.6 million (2008), $0.4 million (2009) and $0.4 million (2010).

Goodwill by reportable segment is as follows:

(In thousands)	December 31, 2005	Great Lakes Merger	Trace Acquisition	IWA Sale	Witco Acquisition Tax Adjustment	Foreign Currency Translation	June 30, 2006
Plastic Additives	$318,194	$15,569	$—	$—	$(5,455)	$533	$328,841
Polymers	51,730	—	—	—	(1,093)	15	50,652
Specialty Additives	49,462	1,149	—	—	(943)	54	49,722
Crop Protection	162,896	7,836	376	—	—	531	171,639
Consumer Products	556,523	(4,578)	—	—	—	2,552	554,497
Other	72,654	19,353	—	(33,636)	—	240	58,611
	$1,211,459	$39,329	$376	$(33,636)	$(7,491)	$3,925	$1,213,962

Goodwill increased $2.5 million for the six months ended June 30, 2006 due to a $39.3 million increase from purchase accounting adjustments related to the Merger, a $0.4 million increase from the Trace acquisition and a favorable currency translation of $3.9 million, partially offset by a $33.6 million write off resulting from the sale of IWA and a $7.5 million decrease from a tax adjustment related to the 1999 Witco acquisition.

The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units in accordance with Statement No. 142, “Goodwill and Other Intangible Assets” as of July 31, or sooner, if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value.

INDEBTEDNESS

On July 1, 2005, concurrent with the consummation of the Merger, the Company entered into a $600 million five-year credit facility available through July 2010, which included a $300 million letter of credit facility.  On December 12, 2005, the Company exercised its option to expand its borrowing under its $600 million credit facility by $125 million, thereby increasing the availability under this facility to $725 million.  There was no cost associated with the exercise of this option.  The facility allows the Company to increase capacity up to $750 million.  In July 2006, the Company expanded availability under this facility to $740 million and is evaluating the expansion of up to $750 million.  Borrowings under the new credit facility bear interest at the EURIBO Rate (as defined in the credit agreement governing the new credit facility) plus a margin ranging from 0% to 1.6%.  A facility fee is payable on unused commitments at a rate ranging from 0.125% to 0.4%.  The new credit facility is guaranteed by certain domestic subsidiaries of the Company (the “Subsidiary Guarantors”).  Although it is currently unsecured, during any time in which the Company’s non-credit enhanced long-term senior unsecured debt is rated BB or lower by Standard & Poor’s or Ba2 or lower by Moody’s Investors Service, Inc., the Company and the Subsidiary Guarantors are required to pledge all owned stock and other equity interests (limited to 66% of the voting stock of first-tier foreign subsidiaries).  At June 30, 2006, borrowings under its $725 million credit facility amounted to $25.1 million with an interest rate of 3.68%.

During the first quarter of 2006, the Company obtained a $50 million uncommitted working capital facility due on September 1, 2006.  At June 30, 2006, there were no borrowings under this agreement.

On April 19, 2006, the Company and certain of its consolidated subsidiaries entered into an underwriting agreement with several financial institutions for the sale by the Company of $500 million aggregate principal amount of 6.875% Senior Notes due 2016 (“Notes”). The offering was made under the Company’s shelf registration statement on Form S-3 filed with the Securities and Exchange Commission on April 19, 2006 and by a prospectus supplement dated April 19, 2006. The underwriters purchased the Notes from the Company at 98.452% (6.95% effective rate) of their principal amount, plus accrued interest from April 24, 2006. The offering closed on April 24, 2006 and the Company received net proceeds from the offering of $492.3 million after expenses. The proceeds were utilized to repay the outstanding balance on the Company’s revolving credit facility of $364 million, the outstanding balance on uncommitted lines of credit of $50 million and to repurchase receivables under the domestic receivable securitization programs of $60 million, with the remaining proceeds used for general corporate purposes.

On May 24, 2006, the Company completed a tender offer to repurchase the remaining $164.8 million of its outstanding Senior Floating Rate Notes due 2010.  The purchase price to tender notes was $1,095.83 per $1,000 principal amount.  As a result of the tender, the Company recorded a pre-tax loss on early extinguishment of debt of $19.5 million during the second quarter of 2006.  The loss includes a premium of $15.8 million and the write-off of unamortized deferred costs of $3.7 million.

In May 2006, certain covenants in the Company’s credit facility were amended for the balance of 2006 and beyond, due to higher than planned merger related expenses, higher antitrust legal fees and weaker earnings.

In May 2006, the Company obtained a $25 million uncommitted working capital facility due on May 12, 2007.  There were no borrowings under this facility at June 30, 2006.

In July 2006, the Company completed the redemption of the remaining $158.9 million of outstanding 9.875% Senior Notes due 2012, which was funded through the revolving credit facility, the uncommitted working capital facilities and available cash.  The purchase price to tender the notes was $1,123.87 per $1,000 principal amount.  The premium and other costs associated with the redemption will be recorded as a loss on early extinguishment of debt in the third quarter of 2006.

INCOME TAXES

The Company reported income tax expense from continuing operations for the second quarter ended June 30, 2006 and June 30, 2005 of $5.9 million and $8.2 million, respectively.  The effective tax rate from continuing operations for the second quarter 2006 was 93% compared to 45% for the second quarter ended June 30, 2005.

Income tax expense from continuing operations for six months ended June 30, 2006 and 2005 was $12.6 million and $22.7 million, respectively.  The effective rate of tax for the six months ended June 30, 2006 and 2005 was 48% and 44%, respectively.

The tax expense was impacted by a number of discrete items for the three and six month periods ended June 30, 2006 primarily driven by the disposition of the Industrial Water Additives business, offset by favorable settlements of certain tax examinations, reduction of valuation allowance on deferred tax assets and tax legislative changes.

In June of 2006, the Company settled an outstanding tax issue with the Canadian tax court regarding a Canadian federal tax issue and recognized a tax benefit of $2.2 million.

COMMON STOCK

The Company is authorized to issue 500 million shares of $0.01 par value common stock.  There were 252,067,491 and 251,480,684 common shares issued at June 30, 2006 and December 31, 2005, respectively, of which 11,490,491 shares were held as treasury stock at June 30, 2006 and December 31, 2005.

EARNINGS PER COMMON SHARE

The computation of basic earnings per common share is based on the weighted average number of common shares outstanding.  The computation of diluted earnings per common share is based on the weighted average number of common and common equivalent shares outstanding.

The Company’s stock options (in thousands) of 9,902 and 3,081 at June 30, 2006 and 2005, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore, the inclusion would have been antidilutive.  These options could be dilutive if the average share price increases and is greater than the exercise price of these options.  Company performance-based restricted shares (in thousands) of 1,517 and 476 at June 30, 2006 and 2005, respectively, were also excluded from the calculation of diluted earnings per share, because the specified performance criteria for the vesting of these shares had not yet been met.  These restricted shares could be dilutive in the future if the specified performance criteria are met.

The following is a reconciliation of the shares used in the computations:

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2006	2005	2006	2005
Weighted average common shares outstanding	240,489	117,769	240,308	117,267
Effect of dilutive stock options and other equivalents	822	3,754	944	2,970
Weighted average common shares adjusted for dilution	241,311	121,523	241,252	120,237

COMPREHENSIVE INCOME (LOSS)

An analysis of the Company’s comprehensive income (loss) follows:

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2006	2005	2006	2005
Net earnings (loss)	$420	$(16,998)	$13,625	$3,437
Other comprehensive income (loss):
Foreign currency translation adjustments	37,718	(40,991)	55,704	(77,117)
Minimum pension liability adjustments (net of tax)	—	5,090	—	5,090
Change in fair value of derivatives (net of tax)	(1,843)	(6,774)	(9,999)	2,064
Other	5	412	69	422
Comprehensive income (loss)	$36,300	$(59,261)	$59,399	$(66,104)

The components of accumulated other comprehensive loss at June 30, 2006 and December 31, 2005 are as follows:

	June 30,	December 31,
(In thousands)	2006	2005
Foreign currency translation adjustment	$55,038	$(666)
Minimum pension liability adjustment (net of tax)	(145,803)	(145,803)
Fair value of derivatives (net of tax)	(4,535)	5,464
Other	22	(47)
Accumulated other comprehensive loss	$(95,278)	$(141,052)

Reclassifications from other comprehensive income (loss) to earnings related to the Company’s natural gas price swap contracts during the quarter ended June 30, 2006 and June 30, 2005 aggregated $2.8 million and $0.5 million pre-tax, respectively, and during the six months ended June 30, 2006 and 2005 aggregated $6.3 million pre-tax and $0.5 million pre-tax, respectively.

PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of net periodic benefit cost (credit) for the quarter ended June 30, 2006 and 2005 are as follows:

	Qualified Domestic Defined Benefit Plans		International and Non-Qualified Defined Benefit Plans		Post-Retirement Health Care Plans
	Quarter ended June 30,		Quarter ended June 30,		Quarter ended June 30,
(In thousands)	2006	2005	2006	2005	2006	2005
Service cost	$180	$1,536	$1,490	$1,304	$278	$330
Interest cost	11,850	9,516	5,275	3,046	2,450	3,217
Expected return on plan assets	(14,580)	(11,921)	(3,747)	(1,763)	(595)	(596)
Amortization of unrecognized transition obligation	—	—	28	31	—	—
Amortization of prior service cost	—	7	150	(216)	(811)	163
Amortization of net loss	1,703	2,168	621	749	332	70
Curtailment gain recognized	—	—	—	(18,732)	—	—
Settlement loss recognized	—	—	—	4,418	—	—
Net periodic benefit cost (credit)	$(847)	$1,306	$3,817	$(11,163)	$1,654	$3,184

The following table represents the allocation of net periodic benefit cost (credit) for the quarter ended June 30, 2006 and 2005, which reflects the Refined Products business as a discontinued operation:

	Qualified Domestic Defined Benefit Plans		International and Non- Qualified Defined Benefit Plans		Post-Retirement Health Care Plans
	Quarter ended June 30,		Quarter ended June 30,		Quarter ended June 30,
(In thousands)	2006	2005	2006	2005	2006	2005
Continuing operations	$(847)	$1,306	$3,817	$3,263	$1,654	$3,184
Discontinued operations	—	—	—	(14,426)	—	—
Net periodic benefit cost (credit)	$(847)	$1,306	$3,817	$(11,163)	$1,654	$3,184

Components of net periodic benefit cost (credit) for the six months ended June 30, 2006 and 2005 are as follows:

	Qualified Domestic Defined Benefit Plans		International and Non- Qualified Defined Benefit Plans		Post-Retirement Health Care Plans
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
(In thousands)	2006	2005	2006	2005	2006	2005
Service cost	$360	$3,140	$2,923	$3,174	$590	$660
Interest cost	23,700	19,099	10,366	6,948	5,034	6,434
Expected return on plan assets	(29,160)	(23,920)	(7,356)	(3,818)	(1,189)	(1,191)
Amortization of unrecognized transition obligation	—	(2)	56	62	—	—
Amortization of prior service cost	—	22	298	(115)	(1,617)	325
Amortization of net loss	3,406	4,361	1,219	1,137	734	140
Curtailment gain recognized	—	—	—	(18,816)	—	—
Settlement (gain) loss recognized	—	—	(221)	5,225	—	—
Net periodic benefit cost (credit)	$(1,694)	$2,700	$7,285	$(6,203)	$3,552	$6,368

The following table represents the allocation of net periodic benefit cost (credit) for the six months ended June 30, 2006 and 2005, which reflects the Refined Products business as a discontinued operation:

	Qualified Domestic Defined Benefit Plans		International and Non- Qualified Defined Benefit Plans		Post-Retirement Health Care Plans
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
(In thousands)	2006	2005	2006	2005	2006	2005
Continuing operations	$(1,694)	$2,700	$7,285	$7,464	$3,552	$6,368
Discontinued operations	—	—	—	(13,667)	—	—
Net periodic benefit cost (credit)	$(1,694)	$2,700	$7,285	$(6,203)	$3,552	$6,368

The decrease in service cost for the qualified domestic defined benefit plans for the quarter and six months ended June 30, 2006, as compared to the quarter and six months ended June 30, 2005, is a result of the Company freezing its remaining domestic defined benefit plans for non-bargained employees as of January 1, 2006.

During the first quarter of 2006, the Company made a lump sum payment under the provisions of its supplemental executive retirement programs of approximately $2.7 million.  As a result of the first quarter 2006 payment, a settlement gain of approximately $0.2 million was recorded.

During the second quarter of 2006, the Company made a discretionary contribution of $40 million to its domestic qualified pension plans.  As a result of this contribution, no additional cash contributions are required to be made to the domestic qualified plans for the remainder of 2006.  The Company expects to contribute $14.5 million to its international and non-qualified pension plans during 2006, of which $6.7 million has been contributed as of June 30, 2006.   The Company’s funding assumptions for its domestic pension plans assume no significant change with regards to demographics, legislation, plan provisions, or actuarial assumptions or methods to determine the estimated funding requirements.

As a result of the sale of the Refined Products business during the second quarter of 2005, the Company recorded a curtailment gain of $18.7 million, partially offset by a settlement loss of $3.9 million relating to the Company’s defined benefit plans in The Netherlands.  The net gain of $14.8 million is included as a component of the loss on sale of discontinued operations.

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

The Company used interest rate swap contracts as fair value hedges to convert $125 million of the $400 million 7% fixed rate debt to variable rate debt.  Each interest rate swap contract was designated with the principal balance and the term of the specific debt obligation.  These contracts involved the exchange of interest payments over the life of the contract without the exchange of the notional amount upon which the payments are based.  The differential to be paid or received as interest rates change was recognized as an adjustment to interest expense.  In May 2006, the Company terminated the interest rate swaps resulting in a loss of $2.8 million.  The loss upon terminating the swaps was recorded as an adjustment to the carrying amount of debt.  The Company will amortize the adjustment to the carrying amount of the debt to interest expense over the remaining life of the $400 million fixed rate debt.

The following table summarizes the unrealized (gains) and losses related to certain cash flow hedging for the quarter and six months ended June 30, 2006 and 2005.

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2006	2005	2006	2005
Cash flow hedges (in AOCL):
Balance at beginning of period	$2,692	$(11,607)	$(5,464)	$(2,769)
Price swap contracts – natural gas	1,843	6,774	9,999	(2,064)
Balance at end of period	$4,535	$(4,833)	$4,535	$(4,833)

ASSET RETIREMENT OBLIGATIONS

The Company applies the provisions of FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (FIN 47), which require companies to make estimates regarding future events in order to record a liability for asset retirement obligations in the period in which a legal obligation is created.  Such liabilities are recorded at fair value, with an offsetting increase to the carrying value of the related long-lived assets.  The fair value is estimated by discounting projected cash flows over the estimated life of the assets using the Company’s credit adjusted risk-free rate applicable at the time the obligation is initially recorded.   In future periods, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset.  The Company also adjusts the liability for changes resulting from revisions to the timing or the amount of the original estimate.  Upon retirement of the long-lived asset, the Company either settles the obligation for its recorded amount or incurs a gain or loss.

The Company’s asset retirement obligations include estimates for all asset retirement obligations identified for its worldwide facilities.  The Company’s asset retirement obligations are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases at approximately 33 facilities, legal obligations to close approximately 97 brine supply, brine disposal, waste disposal, and hazardous waste injection wells and the related pipelines at the end of their useful lives, and decommissioning and decontamination obligations that are legally required to be fulfilled upon closure of approximately 34 of the Company’s manufacturing facilities.

The Company adopted FIN 47 in the fourth quarter of 2005, effective January 1, 2005.  The effect of this adoption resulted in a cumulative effect of accounting change of $0.5 million (net of taxes of $0.3 million) as of December 31, 2005.

The following is a summary of the change in the carrying amount of the asset retirement obligations for the six months ended June 30, 2006 and 2005, the net book value of assets related to the asset retirement obligations at June 30, 2006 and 2005 and the related depreciation expense recorded for the six months ended June 30, 2006 and 2005.

	Six months ended June 30,
(In thousands)	2006	2005
Asset retirement obligation balance at beginning of year	$10,560	$717
Accretion expense – cost of products sold	1,547	52
Accretion expense – selling, general and administrative	20	—
Purchase accounting adjustments	1,685	—
Revisions to accruals	19	—
Loss on sale of discontinued operation	—	1,000
Payments	(106)	—
Asset retirement obligation balance at end of period	$13,725	$1,769

Net book value of asset retirement obligation assets at end of period	$1,430	$26

Depreciation expense	$200	$13

At June 30, 2006, $1.7 million of the asset retirement obligation was included in accrued expenses and $12.0 million was included in other liabilities on the condensed consolidated balance sheet.  At December 31, 2005, $0.5 million was included in accrued expenses and $10.1 million was included in other liabilities.

ANTITRUST INVESTIGATIONS AND RELATED MATTERS

Antitrust Investigations

Rubber Chemicals

On May 27, 2004, the Company pled guilty to a one-count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period from July 1995 to December 2001. The U.S. federal court imposed a fine of $50.0 million, payable in six annual installments, without interest, beginning in 2004. In light of the Company’s cooperation with the U.S. Department of Justice (the “DOJ”), the court did not impose any period of corporate probation.  On May 28, 2004, the Company pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Canadian federal court imposed a sentence requiring the Company to pay a fine of CDN $9.0 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid (in U.S. dollars) $2.3 million in 2004 and $2.3 million in 2005, in cash, for the U.S. and Canadian fines. Remaining cash payments for the U.S. and Canadian fines are expected to equal (in U.S. dollars) approximately $6.9 million in 2006; $11.5 million in 2007; $16.2 million in 2008; and $18.4 million in 2009. The Company recorded a pre-tax charge of $45.2 million against results of operations for its fiscal year ended December 31, 2003, as a reserve for the payment of the U.S. and Canadian fines, which represented the present value of the expected payments.  The Company had reserves related to these settlements of $11.6 million in accrued expenses and $29.9 million in other liabilities at June 30, 2006, and $6.5 million in accrued expenses and $40.3 million in other liabilities at December 31, 2005 on its condensed consolidated balance sheets.

The Company and certain of its subsidiaries were previously the subject of a coordinated civil investigation by the European Commission (the “EC”) with respect to the sale and marketing of rubber chemicals.  On December 21, 2005, the Company announced that the EC imposed a fine of Euro 13.6 million (approximately U.S.$16 million) on the Company in connection with the EC’s rubber chemicals investigation.  The amount of the fine reflects the EC’s maximum leniency of a 50 percent reduction in the fine, resulting from the Company’s continual cooperation with the EC throughout its investigation.  In December 2005, the Company recorded a pre-tax charge of $16.1 million for the EC fine, which is included in accrued expenses on the Company’s condensed consolidated balance sheets at December 31, 2005.  The Company paid this fine in April 2006.  As of the date of this periodic report on Form 10-Q, there are no remaining governmental investigations of the Company with respect to its sale and marketing of rubber chemicals.

Other Product Areas

The Company and certain of its subsidiaries are subjects of, and continue to cooperate in, coordinated criminal and civil investigations being conducted by the DOJ, the Canadian Competition Bureau and the EC (collectively, the “Governmental Authorities”) with respect to possible antitrust violations relating to the sale and marketing of certain other products, including ethylene propylene diene monomer (EPDM); heat stabilizers, including tin-based stabilizers and precursors, mixed metal stabilizers and epoxidized soybean oil (ESBO); nitrile rubber; and, in the case of the DOJ and the Canadian Competition Bureau, urethanes and urethane chemicals.  The DOJ has notified the Company that its investigations with respect to EPDM and Plastics are closed, and the EC has notified the Company that it has closed its investigation with respect to urethanes, urethane chemicals and EPDM.  Such investigations concern anticompetitive practices, including price fixing and customer or market allocations, undertaken by the Company and such subsidiaries and certain of their officers and employees. The Company and its subsidiaries that are subject to the investigations have received from each of the Governmental Authorities verbal or written assurances of conditional amnesty from prosecution and fines. The EC’s grant of conditional amnesty with respect to heat stabilizers is presently limited to tin-based stabilizers and their precursors, but the Company expects to be granted conditional amnesty by the EC with respect to mixed metal stabilizers and ESBO.  The assurances of amnesty are conditioned upon several factors, including continued cooperation with the Governmental Authorities. The Company is actively cooperating with the Governmental Authorities regarding such investigations.

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

The Company’s antitrust costs, which are comprised primarily of settlements and legal costs, increased from $12.8 million (pre-tax) during the immediately prior fiscal quarter ended March 31, 2006 to $32.3 million (pre-tax) for the fiscal quarter ended June 30, 2006.  The antitrust costs for the second quarter of 2006 include $26.3 million primarily for settlement offers made to certain rubber chemicals claimants and $6.0 million for legal costs associated with the antitrust investigations and civil lawsuits.  The Company expects to continue to incur costs, which may be substantial, until all antitrust investigations are concluded and civil claims are resolved.

Civil Lawsuits

Except for those actions indicated as being subject to a settlement agreement, dismissed by the applicable court or as otherwise provided, the actions described below under “Civil Lawsuits” are in early procedural stages of litigation.  Although the actions described below have not had a material adverse impact on the Company, we cannot predict the outcome of any of those actions. The Company will seek cost-effective resolutions of the various pending and threatened legal proceedings against the Company; however, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  Except for direct purchaser claims with respect to rubber chemicals, EPDM, nitrile rubber and urethanes, the Company has not recorded a charge for potential liabilities and expenses in connection with the civil claims not subject to any settlement agreement, because such costs cannot be reasonably estimated at this time.

At June 30, 2006 and December 31, 2005, the Company had reserves related to the civil lawsuits described below of $87.5 million and $57.6 million, respectively, in accrued expenses on its condensed consolidated balance sheets.

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

At June 30, 2006, the Company has a remaining reserve of $74.3 million included in accrued expenses on its consolidated balance sheet relating to this Global Settlement Agreement.  The $74.3 million accrual covers all direct purchaser antitrust claims in the rubber, EPDM urethanes and nitrile rubber civil cases in the United States, for which a reasonable estimate can be made.  The accrual represents the Company’s estimate of probable liability on these matters.  The Company periodically reviews its accruals as additional information becomes available, and may adjust its accruals based on later occurring events.  The Company is unable to estimate the reasonable possible loss in excess of the accrual, but the aggregate amount claimed in the various matters subject to the accrual is materially in excess of the accrual.  The remaining direct and indirect lawsuits not covered by the accrual are in the early procedural phase of litigation, and the Company cannot make any reasonable estimate of the probable liability associated with these cases.

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

ParaTec Elastomers Cross-Claims. A defendant in the class action lawsuit relating to nitrile rubber, ParaTec Elastomers LLC, a former joint venture in which the Company previously owned a majority interest but now has no interest, has asserted cross claims against the Company and its subsidiary Uniroyal in this class action, seeking indemnification for settlements that ParaTec Elastomers LLC has entered into and damages that ParaTec Elastomers LLC has allegedly suffered or may suffer as a result of the Company’s actions, including the Company’s alleged failure to obtain immunity for ParaTec Elastomers with respect to the EC’s investigation of the sale and marketing of nitrile rubber.  The ParaTec Elastomers complaint seeks damages of unspecified amounts, including attorneys’ fees and punitive damages with respect to certain of the alleged causes of action, injunctive relief, pre- and post-judgment interest, costs and disbursements and such other relief as the court deems just and proper.  On August 6, 2004, the Company filed a motion to dismiss the cross claims, or in the alternative to compel arbitration.  On September 29, 2005, the motion to dismiss was granted with respect to the plaintiff’s claims of violation of the Connecticut Unfair Trade Practices Act, breach of contract, fraud and promissory estoppel.  The motion to dismiss was denied with respect to the plaintiff’s claims for contractual indemnification pursuant to the ParaTec Elastomers LLC Agreement, breach of fiduciary duty and breach of covenant of good faith and fair dealing.  In addition, the court denied the Company’s motion to compel arbitration.  The Company has appealed the denial of its motion to compel arbitration. The Company believes these claims are without merit, as they relate to conduct occurring exclusively after the ParaTec Elastomers was sold.  No accrual has been made because we believe the likelihood of any loss is remote.

Remaining Direct and Indirect Purchaser Lawsuits. The Company, individually or together with its subsidiary Uniroyal, and other companies, continues to be or has become a defendant in certain direct and indirect purchaser lawsuits filed in federal courts during the period from May 2004 through January 2006 involving the sale of rubber chemicals, EPDM, polychloroprene, nitrile rubber, plastic additives, and urethanes and urethane chemicals. The complaints in the direct purchaser actions (as further described below) principally allege that the defendants conspired to fix, raise, maintain or stabilize prices for rubber chemicals, EPDM, polychloroprene, nitrile rubber, plastic additives, or urethanes and urethane chemicals, as applicable, sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities. With respect to the direct purchaser class action relating to rubber chemicals filed in the United States District Court, Middle District of Tennessee (as further described below), the complaint also alleges that the defendants conspired to fix, raise, stabilize and maintain the price of rubber chemicals and allocate markets in the named jurisdictions in violation of the Tennessee Trade Practices Act.  With respect to the indirect purchaser class action relating to plastic additives (as further described below), the complaint principally alleges that the defendants conspired to fix, raise, stabilize and maintain the price of plastic additives and allocate markets and customers in the named jurisdictions in violation of certain antitrust statutes and consumer protection and unfair or deceptive practices laws of the relevant jurisdictions, and that this caused injury to purchasers in the foregoing states who paid more to purchase indirectly plastics additives as a result of such alleged anticompetitive activities.  With respect to the complaints relating to the sale of polychloroprene (as further described below), although the Company does not sell or market polychloroprene, the complaints allege that the Company and producers of polychloroprene conspired to raise prices with respect to polychloroprene and the other products included in the complaint collectively in one conspiracy.  In each of the foregoing actions, the plaintiffs seek, among other things, treble damages of unspecified amounts, costs (including attorneys’ fees) and injunctive relief preventing further violations of the Sherman Act (with respect to the direct purchaser actions) or the improper conduct alleged in the complaint (with respect to the indirect purchaser class action).

•              With respect to rubber chemicals, the Company, Uniroyal and other companies remain defendants in the consolidated rubber chemicals direct purchaser lawsuit previously subject to the Global Settlement Agreement.  The Company has settled claims in two previously pending direct purchaser lawsuits.  The company and Uniroyal are also defendants in a direct purchaser lawsuit filed in the United States District Court, Middle District of Tennessee.  The plaintiffs in a previously pending indirect purchaser lawsuit filed in the United States District Court, Eastern District of Tennessee filed a Notice of Voluntary Dismissal on April 27, 2006.

•           The first direct purchaser lawsuit, as amended, was filed on March 15, 2005 in the United States District Court, Northern District of California, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased rubber chemicals in the United States directly from any of the defendants or from any present or former parent, subsidiary or affiliate thereof at any time during the period from May 1, 1995 to December 31, 2001.  The plaintiffs in this lawsuit consist of the plaintiffs that had been previously subject to the now partially terminated Global Settlement Agreement.  In the fourth quarter of 2005, the Company and Uniroyal entered into settlement agreements with four plaintiffs in this lawsuit, as well as the plaintiffs in two previously pending direct purchaser lawsuits filed in Pennsylvania and Ohio by RBX Industries, Inc. and Goodyear Tire & Rubber Company, respectively.  The purchases by these plaintiffs represent over half of the Company’s relevant U.S. rubber chemicals sales during the periods covered by the lawsuits.  Pursuant to these settlement agreements, the Company paid an aggregate of $50.8 million in exchange for the plaintiffs’ release of their claims against the Company. The settlement agreement with Goodyear Tire & Rubber Company also resolves Goodyear’s federal direct purchaser lawsuit against the Company with respect to purchases of EPDM and polychloroprene, as described below, and the aggregate settlement amount of $50.8 million includes the settlement amount for such other lawsuit.  A trial date has not yet been set.

In connection with these settlements in the rubber chemical cases, the Company reduced the accrual for its probable loss in the remaining unsettled cases by $11 million in the fourth quarter of 2005.  The Company revised its accrual to reflect its actual experience in the settled cases, which cases constituted a majority of the claims and included some of the largest claimants.

•           The second lawsuit was filed on June 29, 2006, in the United States District Court, Middle District of Tennessee by Bridgestone Americas Holding, Inc, Bridgestone Firestone North American Tire, LLC, Bandag, Incorporated, and Pirelli Tire, LLC with respect to purchases of rubber chemicals from one or both of the defendants.

•              The third lawsuit was filed on March 9, 2005, in the United States District Court, Northern District of Ohio (now transferred to the Northern District of California), by Parker Hannifin Corporation and PolyOne Corporation with respect to purchases of rubber chemicals from one or more of the defendants.  The claims with respect to this lawsuit have been settled.

•              The fourth lawsuit was filed on June 1, 2005, in the United States District Court, Northern District of California, by Caterpillar Inc., Carlisle Companies Incorporated and certain subsidiaries of Carlisle Companies Incorporated with respect to purchases of rubber chemicals from one or more of the defendants.  The claims with respect to this lawsuit have been settled.

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

•              The remaining federal purchaser lawsuit is a multi-product lawsuit.  The Company, Uniroyal and other companies are also defendants in a direct purchaser lawsuit filed on November 16, 2004, in the United States District Court, Northern District of Ohio, by Parker Hannifin Corporation and PolyOne Corporation with respect to purchases of EPDM, nitrile rubber and polychloroprene from one or more of the defendants.  This action has been transferred to the District of Connecticut. Parker Hannifin Corporation’s claims with respect to the nitrile rubber portion of this suit have been settled.  All of PolyOne’s claims with respect to this lawsuit have been settled.  In December 2005, the Company and Uniroyal entered into a settlement agreement with Goodyear Tire & Rubber Company with respect to a previously pending single direct purchaser lawsuit filed on May 7, 2004, as amended, in the United States District Court, Northern District of Ohio (subsequently transferred to the District of Connecticut), by Goodyear Tire & Rubber Company with respect to purchases of EPDM and polychloroprene.  This settlement agreement also resolves the federal direct purchaser lawsuit by Goodyear Tire & Rubber Company against the Company with respect to rubber chemicals, as described above.

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

The Company and its defendant subsidiaries have filed motions to dismiss with respect to six of the seven pending lawsuits. Certain motions to dismiss remain pending, and other motions to dismiss have been denied by the applicable court, which are being, or will be, appealed by the Company and its defendant subsidiaries.

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

Plastic Additives. With respect to plastic additives, the Company and other companies are defendants in two pending putative indirect purchaser class action lawsuits.  The two outstanding lawsuits were filed in California and Nebraska, respectively, and the putative class of each action comprises all persons or entities in each of the applicable states who purchased indirectly plastic additives at any time from any of the defendants, other than for resale, during various periods, each commencing on January 1, 1990.  Each of the foregoing lawsuits principally alleges that the defendants and co-conspirators agreed to fix, raise, stabilize and maintain the price of plastic additives in violation of the laws of jurisdictions named in the complaints, as applicable, and that this caused injury to purchasers who paid more to purchase plastic additives as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, costs (including attorneys’ fees) and/or injunctive relief preventing the defendants from continuing the unlawful activities alleged in the complaint. The Company has filed motions to dismiss in both of these cases, two of which have been denied by the applicable court and one of which remains pending.

Nitrile Rubber. With respect to nitrile rubber, the Company, its subsidiary Uniroyal, and other companies are defendants in fourteen pending putative indirect purchaser class action lawsuits filed during the period of March 2004 through February 2005 in state courts.  A previously pending indirect purchaser lawsuit filed in Arizona has been dismissed.

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

•              Two of the outstanding lawsuits were filed in Vermont and Nebraska from January 2005 through February 2005, and the putative class of each action comprises all persons or entities in each of the applicable states who purchased indirectly nitrile rubber manufactured, sold or distributed by the defendants, other than for resale, during January 1, 1995 through June 30, 2003. The complaints principally allege that the defendants conspired to fix, raise, stabilize and maintain the price of nitrile rubber in violation of the laws of these states. The plaintiffs seek, among other things, damages of unspecified amounts and costs (including attorneys’ fees).

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

•              The second multi-product lawsuit was filed in Pennsylvania on February 14, 2005, as thereafter amended, and the putative class comprises all natural persons who, within Pennsylvania, purchased for non-commercial purposes any product containing rubber and urethane products (defined to include rubber chemicals, EPDM, nitrile rubber, urethanes) manufactured or sold by any of the defendants, and which were the subject of price-fixing by any of the defendants or any co-conspirator, at any time from January 1, 1994 through December 31, 2004.  The complaint principally alleges that the defendants agreed to fix, raise, stabilize and maintain the price of rubber chemicals distributed or sold in the applicable state and throughout the United States in violation of the laws of that state, and that the plaintiff and the alleged class were injured. The plaintiff seeks, among other things, damages of an unspecified amount, interest and attorneys’ fees and costs.  The Company filed a motion to dismiss this action, which was denied.

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

The EPDM Settlement Agreement required that the Company pay CDN $4.5 million (approximately U.S. $3.9 million) to the class claimants in Canada covering all direct and indirect purchasers of EPDM during the class period of January 1, 1997 to December 31, 2001 in exchange for the final dismissal with prejudice of the lawsuit as to the Company and its subsidiary defendants and a complete release of all claims against the Company and its subsidiary defendants set forth in the lawsuits.  This settlement amount was accrued in the third quarter of 2005 and was paid in the fourth quarter of 2005. The EPDM Settlement Agreement, which has been approved by the applicable courts, permitted potential class members to opt out of the class and the Company to recover a portion of the settlement funds with respect to those potential class members that chose to opt out of the settlement. The opt-out period expired on March 6 and one class member opted out.  In April of 2006, the Company recovered CDN $338,309 (approximately U.S. $300,000) in previously paid settlement funds related to this opt-out.

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

The Rubber Chemicals Settlement Agreement proposes the certification of the lawsuits as class actions for purposes of the settlement and provides that the Company will pay CDN $7.2 million (approximately U.S. $6.5 million) to the class claimants in Canada covering all persons who purchased rubber chemicals products in Canada during the class period of July 1, 1995 to December 31, 2001, in exchange for the final dismissal with prejudice of the lawsuits as to the Company and its defendant subsidiaries and a complete release of all claims against the Company and its defendant subsidiaries set forth in the lawsuits. The Rubber Chemicals Settlement Agreement has been approved by the courts in Ontario, Quebec and British Columbia.  The opt out period during which potential class members may opt out of the class is expected to end on or about September 18, 2006.  The company may recover a portion of the settlement funds with respect to up to four potential class members who choose to opt out of the settlement.

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

CONTINGENCIES

Environmental Matters

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts.  For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur.  At sites where the Company expects to incur ongoing operation and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes that such costs are estimable.  The total amount accrued for such environmental liabilities at June 30, 2006, was $135.1 million.  The Company estimates the determinable environmental liability to range from $122.0 million to $176.0 million at June 30, 2006.  The Company’s reserves include estimates for determinable clean-up costs.  During the first six months of 2006, the Company recorded a pre-tax charge of $6.6 million to increase its environmental liabilities and made payments of $8.4 million for clean-up costs, which reduced its environmental liabilities.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable.  The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters.  However, the final cost of clean-up at these sites could exceed the Company’s present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations and cash flows.  It is reasonably possible that the Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

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

Vertac - Uniroyal Chemical Company, Inc. (“Uniroyal”) (a wholly owned subsidiary of the Company and now known as Chemtura USA Corporation) and its Canadian subsidiary, Uniroyal Chemical Co./Cie (formerly known as Uniroyal Chemical Ltd./Ltee and now known as Chemtura Canada Co./Cie) were joined with others as defendants in consolidated civil actions brought in the United States District Court, Eastern District of Arkansas, Western Division (“Court”) by the United States of America, the State of Arkansas and Hercules Incorporated (“Hercules”), relating to a Vertac Chemical Company site in Jacksonville, Arkansas.  Uniroyal has been dismissed from the litigation.  However, on May 21, 1997, the Court entered an order finding that Uniroyal Chemical Co./Cie is jointly and severally liable to the United States, and finding that Hercules and Uniroyal Chemical Co./Cie are liable to each other in contribution. On October 23, 1998, the Court entered an order granting the United States’ motion for summary judgment against Uniroyal Chemical Co./Cie and Hercules as to the amount of its claimed removal and remediation costs of $102.9 million at the Vertac site.  Trial on the allocation of these costs as between Uniroyal Chemical Co./Cie and Hercules was concluded on November 6, 1998, and on February 3, 2000, the Court entered an Order finding Uniroyal Chemical Co./Cie liable to the United States for approximately $2.3 million and liable to Hercules in contribution for approximately $0.7 million.  On April 10, 2001, the United States Court of Appeals for the Eighth Circuit (“Appeals Court”) (i) reversed a decision in favor of the United States and against Hercules with regard to the issue of divisibility of harm and remanded the case back to the Court for a trial on the issue; (ii) affirmed the finding of arranger liability against Uniroyal Chemical Co./Cie; and (iii) set aside the findings of contribution between Hercules and Uniroyal Chemical Co./Cie by the Court pending a decision upon remand.  The Appeals Court also deferred ruling on all constitutional issues raised by Hercules and Uniroyal Chemical Co./Cie pending subsequent findings by the Court.  On June 6, 2001, the Appeals Court denied Uniroyal Chemical Co./Cie’s petition for rehearing by the full Appeals Court on the Appeals Court’s finding of arranger liability against Uniroyal Chemical Co./Cie and on December 10, 2001, Uniroyal Chemical Co./Cie’s Petition for a Writ of Certiorari to the United States Supreme Court with regard to the issue of its arranger liability was denied.  On December 12, 2001, the Court concluded hearings pursuant to the April 10, 2001 remand by the Appeals Court and briefing on the issue of divisibility was completed in January 2003.  On March 30, 2005, the Court entered a memorandum opinion and order finding no basis for Hercules’ claim of divisibility of harm for the damages arising from the remediation for which Hercules and Uniroyal Chemical Co./Cie had previously been found jointly and severally liable.  The Court also rejected challenges to the constitutionality of CERCLA and its application in this case. Further, the Court affirmed its earlier findings regarding allocation. The net result of the memorandum opinion and order is the allocation of liability upon Uniroyal Chemical Co./Cie of 2.6 percent of the damages imposed jointly and severally upon Uniroyal Chemical Co./Cie and Hercules.  This finding returns the parties to the positions held following the Court’s February 3, 2000 order, which resulted in liability upon Uniroyal Chemical Co./Cie to the United States for approximately $2.9 million and liability to Hercules for contribution for approximately $0.7 million.  The Eighth Circuit Court of Appeals affirmed the judgment on July 13, 2006.  Further appellate proceedings are anticipated.

Petrolia - In April 2004, the Company and other owners of property near our former Petrolia, Pennsylvania facility were named as defendants in a toxic tort class action lawsuit alleging contamination in and around the named areas that gave rise to certain property damage and personal injuries.  The plaintiffs also sought clean-up by the defendants of the alleged contamination.  On October 18, 2005, the Court issued its Memorandum Opinion and Order denying the plaintiffs’ motion for class certification, and on August 2, 2006, the Pennsylvania Superior Court affirmed the lower court’s opinion.

Legal Proceedings

Conyers - The Company and certain of its former officers and employees were named as defendants in six putative state class action lawsuits filed in three counties in Georgia and one putative class action lawsuit filed in the United States District Court for the Northern District of Georgia pertaining to the fire at the Company’s Conyers, Georgia warehouse on May 25, 2004. Of the five putative state class actions, two were voluntarily dismissed by the plaintiffs, leaving three such lawsuits remaining.  These remaining putative state class actions, as well as the putative class action pending in federal district court seek recovery for economic and non-economic damages allegedly arising from the fire. Punitive damages are sought in the Davis case in Rockdale County, Georgia and the Martin case in the United States District Court for the Northern District of Georgia.  The Martin case also seeks a declaratory judgment to reform certain settlements, as well as medical monitoring and injunctive relief. The Company intends to vigorously defend against these lawsuits.

The Company has also been named as a defendant in ten lawsuits filed by individual or multi-party plaintiffs in the Georgia and Federal courts pertaining to the May 25, 2004 fire at its Conyers, Georgia warehouse.  The plaintiffs in these lawsuits seek recovery for economic and non-economic damages, including punitive damages in seven of these ten lawsuits.  One of the lawsuits, the Diana Smith case, was filed in the United States District Court for the Northern District of Georgia against the Company, as well as the City of Conyers and Rockdale County, and includes allegations similar to those in the other lawsuits noted above, but adding claims for alleged civil rights violations, federal Occupational Safety and Health Administration violations, Georgia Racketeer Influenced and Corrupt Organizations Act violations, criminal negligence, reckless endangerment, false imprisonment, and kidnapping, among other claims. The Company intends to vigorously defend against these lawsuits.

Within one day of the fire, the Company established a claims office to resolve all legitimate economic and personal injury claims in the Rockdale County, Georgia area.  The Company still maintains a claims office in Conyers, and continues to negotiate the settlement of claims whether submitted through the claims office or otherwise.

At the time of the fire, the Company maintained, and continues to maintain, property and general liability insurance.  The Company believes that its general liability policies will adequately cover any third party claims and legal and processing fees in excess of the amounts that were recorded through June 30, 2006.

Albemarle Corporation - In May 2002, Albemarle Corporation filed two complaints against the Company in the United States District Court for the Middle District of Louisiana, one alleging that the Company infringed three process patents held by Albemarle Corporation relating to bromine vacuum tower technology, and the other alleging that the Company infringed or contributed to or induced the infringement of a patent relating to the use of decabromodiphenyl ethane as a flame retardant in thermoplastics. On a motion by the Company and over Albemarle’s objection, the cases were consolidated.  In addition, the Company filed a counterclaim with the District Court in the flame retardant cases, alleging, among other things, that the Albemarle patent is invalid or was obtained as a result of inequitable conduct from the United States Patent and Trademark Office. In March 2004, Albemarle amended its consolidated complaint to add additional counts of patent infringement and trade secret violations.  The Company believes that the allegations of Albemarle in the consolidated complaint, as well as the allegations in the additional counts, are without basis factually or legally, and intends to defend the case vigorously.  On

October 25, 2005, Albemarle filed a complaint against Chemtura Corporation and Great Lakes Chemical Corporation in the United States District Court for the Middle District of Louisiana alleging that Chemtura and Great Lakes infringed a recently granted U.S. patent held by Albemarle relating to a decabromodiphenyl ethane “wet cake” intermediate product.  The Company believes that the allegations of the complaint are without basis, factually or legally, and intends to defend the case vigorously.  The parties are currently completing the discovery phase of the cases and, in the first case described above, are preparing for a hearing on claim construction scheduled for the fourth quarter of 2006.

OSCA – Great Lakes previously held interests in a company named OSCA, Inc., which interests were divested to BJ Services Company in May 2002.  OSCA is a party to certain pending litigation regarding a blowout of a well in the Gulf of Mexico operated by Newfield Exploration Company.  In the lawsuit, the plaintiffs claimed that OSCA and the other defendants breached their contracts to perform work-over operations on the well and were negligent in performing those operations. Pursuant to an indemnification agreement between Great Lakes and BJ Services entered into at the time of the sale of OSCA, Great Lakes agreed to remain responsible for 75% of any uninsured liability and costs in excess of $3 million incurred by OSCA upon settlement or final determination of this pending litigation. In April 2002, a jury found OSCA and the other defendants responsible for those claims and determined OSCA’s share of the damages.  In connection with the lawsuit, OSCA asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident. Following a related trial on these insurance coverage claims, the court issued its final judgments on the underlying liability claims and the insurance coverage claims, entering judgment against OSCA for a net amount of approximately $13.3 million plus interest and finding that such amount was not covered by insurance. The Company and BJ Services appealed certain of the liability and insurance coverage decisions.  In April 2006, the United States Fifth Circuit Court of Appeals affirmed the jury’s verdict on liability against OSCA, but reversed in part the District Court’s decision regarding insurance coverage available to OSCA and remanded the matter to the District Court.  The District Court will now determine what portion of the judgment against OSCA is covered by insurance after applying a policy exclusion that the Fifth Circuit found to be valid and applicable.

Each quarter the Company evaluates and reviews pending claims and litigation to determine appropriate reserve amounts.  As of June 30, 2006, the Company’s accrual for probable loss in the aforementioned cases is immaterial.  In addition, the related receivable to reflect probable insurance recoveries is also immaterial.

The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters.  The resolution of the legal proceedings now pending or hereafter asserted against the Company or any of its subsidiaries could require the Company to pay costs or damages in excess of its present estimates, and as a result could, either individually or in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Guarantees

The Company has standby letters of credit and guarantees with various financial institutions.  At June 30, 2006 and December 31, 2005, the Company had $159.8 million and $129.9 million, respectively, of outstanding letters of credit and guarantees primarily related to its liabilities for environmental remediation, insurance obligations, European value added tax (VAT) obligations, a pending legal matter, a potential tax exposure, and a customer guarantee.  The increase is primarily due to additional letters of credit related to environmental obligations of Great Lakes.

The standby letter of credit for the potential tax exposure existed prior to December 31, 2002.  At June 30, 2006 and December 31, 2005, the amount of this letter of credit was $22.3 million and $20.4 million, respectively.  At June 30, 2006 and December 31, 2005, the Company had accrued $11.0 million and $10.6 million, respectively, related to this exposure, which represents the Company’s estimate of the probable outcome of this tax exposure.

The letter of credit for the pending legal matter relates to the indemnification liability that Great Lakes may be obligated to pay relating to the OSCA matter described above.  The amount of the letter of credit was $16.1 million at June 30, 2006 and December 31, 2005.  At December 31, 2005, the Company had $9.7 million accrued for this exposure.  During the first six months of 2006, the Company completed its review of this matter and reversed the $9.7 million accrual as part of the purchase accounting adjustments to goodwill related to the Merger.

For the customer guarantee, the Company has contingently guaranteed certain debt obligations of one of its customers.  At June 30, 2006 and December 31, 2005, the amount of this guarantee was $2.6 million and $2.8 million, respectively.  Based on past experience and on the underlying circumstances, the Company does not expect to have to perform under this guarantee.  The fair value of the Company’s obligation to stand-ready to perform for the term of the guarantee is not material.

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

BUSINESS SEGMENT DATA

The Company evaluates a segment’s performance based on several factors, of which the primary factor is operating profit (loss).  In computing operating profit (loss) by segment, the following items have not been deducted:  (1) general corporate expense; (2) amortization; (3) facility closures, severance and related costs; (4) antitrust costs; (5) merger costs and (6) asset impairments.  Pursuant to FASB No. 131, “Disclosures about Segments of an Enterprise and Related Information,” these items have been excluded from the Company’s presentation of segment operating profit (loss) because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance.

The Company has organized its segments around the nature of its products.  As a result of the Merger, the reportable segments of the Company have been realigned and prior periods have been revised to reflect the Company’s new management and reporting structure.  The Plastic Additives reporting segment includes the Company’s former plastic additives business unit and the Great Lakes polymer stabilizers business unit (collectively the non-flame retardants plastic additives operating segment) and flame retardants operating segment (excluding the former agricultural, fluorine chemicals, performance fluids, industrial water treatment and optical monomer components of the Great Lakes business units).  The Polymers reporting segment includes the EPDM operating segment and the urethane additive and urethane business units (collectively the urethanes operating segment).  The Specialty Additives reporting segment includes the Company’s rubber additives and petroleum additives operating segments.  The petroleum additives business unit includes the performance fluids component of the former Great Lakes flame retardants operating segment.  The Crop Protection reporting segment includes the Company’s crop protection operating segment and the former agricultural component of the Great Lakes flame retardants operating segment.  The Consumer Products reporting segment includes the former Great Lakes consumer products reporting segment.  The Other reporting segment includes the former Great Lakes fluorine chemicals, industrial water additives and optical monomers business units.

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis, including amortization expense.  These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses for executives and corporate managers.  Facility closures, severance and related costs are costs related to the Company’s 2006 cost savings initiatives, and revisions to reserves related to the 2004 activity-based restructuring initiative and the cost reduction initiatives that began in 2001 and 2003.  The antitrust costs are primarily for settlement offers and legal costs associated with antitrust investigations and related civil lawsuits.  Merger costs are non-capitalizable costs associated with the Merger and integration of Crompton and Great Lakes.  The asset impairment charge in 2006 is related to the impairment of assets that were retained after the sale of the IWA business in May 2006.

Certain prior year business segment amounts have been reclassified to conform to the current year’s presentation.

A summary of business data for the Company’s reportable segments for the quarter and six month periods ended June 30, 2006 and 2005 are as follows:

Information by Business Segment

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2006	2005	2006	2005

Net Sales

Plastic Additives	$409,087	$209,982	$806,671	$418,269
Polymers	124,550	138,503	251,888	269,321
Specialty Additives	143,893	154,922	286,417	287,241
Crop Protection	100,812	90,977	189,422	168,890
Consumer Products	203,180	—	317,607	—
Polymer Processing Equipment	—	7,945	—	48,338
Other	34,801	—	80,079	—
Total Net Sales	$1,016,323	$602,329	$1,932,084	$1,192,059

	Quarter ended June 30,		Six months ended June 30,
(In thousands)	2006	2005	2006	2005

Operating Profit (Loss)

Plastic Additives	$40,686	$15,163	$72,956	$32,085
Polymers	16,991	27,707	34,400	51,356
Specialty Additives	16,740	30,194	32,549	56,538
Crop Protection	22,110	25,205	45,711	44,702
Consumer Products	34,428	—	46,721	—
Polymer Processing Equipment	—	(2,533)	—	(3,003)
Other	3,304	—	8,886	—
	134,259	95,736	241,223	181,678

General corporate expense, including amortization	(29,808)	(14,334)	(67,046)	(35,568)
Facility closures, severance and related costs	3,280	(23,917)	2,776	(24,075)
Antitrust costs	(32,275)	(3,338)	(45,083)	(6,504)
Merger costs	(4,745)	(8,686)	(14,790)	(8,686)
Impairment of long-lived assets	(5,610)	—	(5,610)	—
Total Operating Profit	$65,101	$45,461	$111,470	$106,845

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

Condensed Consolidating Statement of Earnings

Quarter ended June 30, 2006

(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$1,016,323	$(373,529)	$98,051	$623,163	$668,638

Cost of products sold	750,210	(373,529)	94,048	456,846	572,845
Selling, general and administrative	98,528	—	17,525	46,550	34,453
Depreciation and amortization	45,607	—	8,211	19,520	17,876
Research and development	17,724	—	(230)	11,417	6,537
Equity income	(197)	—	—	140	(337)
Facility closures, severance and related costs	(3,280)	—	(3,642)	(498)	860
Antitrust costs	32,275	—	—	32,275	—
Merger costs	4,745	—	(142)	4,731	156
Impairment of long-lived assets	5,610	—	—	75	5,535

Operating profit (loss)	65,101	—	(17,719)	52,107	30,713

Interest expense	29,397	—	21,463	6,947	987
Loss on early extinguishment of debt	19,549	—	19,549	—	—
Other (income) expense, net	9,859	—	(2,434)	13,328	(1,035)
Equity in net (earnings) loss of subsidiaries	—	59,881	(35,779)	(20,232)	(3,870)

Earnings (loss) from continuing operations before income taxes	6,296	(59,881)	(20,518)	52,064	34,631
Income tax expense (benefit)	5,876	—	(20,936)	17,434	9,378

Net earnings	$420	$(59,881)	$418	$34,630	$25,253

Condensed Consolidating Statement of Earnings

Six months ended June 30, 2006

(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$1,932,084	$(715,961)	$198,918	$1,148,861	$1,300,266

Cost of products sold	1,425,047	(715,961)	196,727	849,952	1,094,329
Selling, general and administrative	203,491	—	27,649	85,993	89,849
Depreciation and amortization	97,318	—	17,457	44,832	35,029
Research and development	32,522	—	(358)	20,071	12,809
Equity income	(471)	—	—	397	(868)
Facility closures, severance and related costs	(2,776)	—	(3,766)	(450)	1,440
Antitrust costs	45,083	—	—	45,083	—
Merger costs	14,790	—	227	14,407	156
Asset impairment	5,610	—	—	75	5,535

Operating profit (loss)	111,470	—	(39,018)	88,501	61,987

Interest expense	58,470	—	39,528	13,961	4,981
Loss on early extinguishment of debt	19,549	—	19,549	—	—
Other (income) expense, net	7,219	—	(6,578)	18,097	(4,300)
Equity in net (earnings) loss of subsidiaries	—	115,505	(70,733)	(36,401)	(8,371)

Earnings (loss) from continuing operations before income taxes	26,232	(115,505)	(20,784)	92,844	69,677
Income tax expense (benefit)	12,607	—	(34,409)	27,249	19,767

Net earnings	$13,625	$(115,505)	$13,625	$65,595	$49,910

Condensed Consolidating Balance Sheet

as of June 30, 2006

(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
ASSETS

Current assets	$1,526,816	$—	$185,291	$404,022	$937,503
Intercompany receivables	—	(11,751,578)	5,247,194	2,615,479	3,888,905
Investment in subsidiaries	—	(6,714,338)	2,689,465	1,030,644	2,994,229
Property, plant and equipment, net	1,154,161	—	157,147	546,364	450,650
Cost in excess of acquired net assets	1,213,962	—	122,936	625,395	465,631
Other assets	990,350	—	227,103	505,844	257,403
Total assets	$4,885,289	$(18,465,916)	$8,629,136	$5,727,748	$8,994,321

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities	$913,613	$—	$172,008	$439,042	$302,563
Intercompany payables	—	(11,752,245)	6,263,452	2,176,145	3,312,648
Long-term debt	1,254,022	—	794,516	428,940	30,566
Other long-term liabilities	859,714	—	265,416	293,905	300,393
Total liabilities	3,027,349	(11,752,245)	7,495,392	3,338,032	3,946,170

Stockholders’ equity	1,857,940	(6,713,671)	1,133,744	2,389,716	5,048,151
Total liabilities and stockholders’ equity	$4,885,289	$(18,465,916)	$8,629,136	$5,727,748	$8,994,321

Condensed Consolidating Statement of Cash Flows

Six months ended June 30, 2006

(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$13,625	$(115,505)	$13,625	$65,595	$49,910
Adjustments to reconcile net earnings to net cash (used in) provided by operations:
Loss on sale of Industrial Water Additives business	12,475	—	—	8,352	4,123
Impairment of long-lived assets	5,610	—	—	75	5,535
Loss on early extinguishment of debt	19,549	—	19,549	—	—
Depreciation and amortization	97,318	—	17,457	44,832	35,029
Equity income	(3,445)	—	—	(2,577)	(868)
Changes in assets and liabilities, net	25,934	115,505	(130,136)	(50,154)	90,719
Net cash (used in) provided by operations	171,066	—	(79,505)	66,123	184,448

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	116,668	—	35,353	27,933	53,382
Net payments for acquisitions	(6,734)	—	—	(6,734)	—
Merger transaction costs paid	(8,315)	—	(1,175)	(2,741)	(4,399)
Capital expenditures	(48,458)	—	(4,940)	(27,019)	(16,499)
Other investing activities	406	—	406	—	—
Net cash (used in) provided by investing activities	53,567	—	29,644	(8,561)	32,484

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on credit facility	(388,608)	—	(225,000)	—	(163,608)
Proceeds on long-term borrowings	497,261	—	497,261	—	—
Payments on long-term borrowings	(164,750)	—	(164,750)	—	—
Payments on short-term borrowings	(48,211)	—	(10,056)	(881)	(37,274)
Premium paid on early extinguishment of debt	(15,882)	—	(15,882)	—	—
Payments for debt issuance costs	(5,470)	—	(5,470)	—	—
Dividends paid	(24,034)	—	(24,034)	—	—
Repayment of insurance policy loan	(9,854)	—	(9,854)	—	—
Proceeds from exercise of stock options	2,979	—	2,979	—	—
Other financing activities	(1,820)	—	794	(2,614)	—
Net cash provided by (used in) financing activities	(158,389)	—	45,988	(3,495)	(200,882)

CASH
Effect of exchange rates on cash	4,431	—	—	—	4,431
Change in cash	70,675	—	(3,873)	54,067	20,481
Cash at beginning of period	138,556	—	4,381	28,612	105,563
Cash at end of period	$209,231	$—	$508	$82,679	$126,044

Condensed Consolidating Statement of Earnings
Quarter ended June 30, 2005
(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$602,329	$(148,417)	$148,556	$254,833	$347,357

Cost of products sold	422,258	(148,417)	120,231	183,463	266,981
Selling, general and administrative	60,546	—	14,134	20,338	26,074
Depreciation and amortization	27,737	—	10,803	6,909	10,025
Research and development	10,472	—	937	4,405	5,130
Equity income	(86)	—	—	(44)	(42)
Facility closures, severance and related costs	23,917	—	23,489	1,874	(1,446)
Antitrust costs	3,338	—	—	3,338	—
Merger costs	8,686	—	30	8,656	—

Operating profit (loss)	45,461	—	(21,068)	25,894	40,635

Interest expense (income)	24,309	—	23,198	1,268	(157)
Other expense (income), net	2,745	—	281	4,285	(1,821)
Equity in net earnings of subsidiaries	—	80,275	(41,500)	(31,450)	(7,325)

Earnings (loss) from continuing operations before income taxes	18,407	(80,275)	(3,047)	51,791	49,938
Income tax expense (benefit)	8,233	—	(13,221)	11,402	10,052

Earnings from continuing operations	10,174	(80,275)	10,174	40,389	39,886
Earnings (loss) from discontinued operations	450	—	(27)	(10)	487
Gain on sale of discontinued operations	(27,622)	—	(22,419)	—	(5,203)
Net earnings (loss)	$(16,998)	$(80,275)	$(12,272)	$40,379	$35,170

 Condensed Consolidating Statement of Earnings
Six months ended June 30, 2005
(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$1,192,059	$(285,460)	$302,648	$499,923	$674,948

Cost of products sold	842,732	(285,460)	253,299	355,779	519,114
Selling, general and administrative	124,545	—	29,381	43,838	51,326
Depreciation and amortization	57,863	—	21,945	13,976	21,942
Research and development	20,983	—	1,903	8,668	10,412
Equity income	(174)	—	—	(132)	(42)
Facility closures, severance and related costs	24,075	—	22,017	2,461	(403)
Antitrust costs	6,504	—	—	6,504	—
Merger costs	8,686	—	30	8,656	—

Operating profit (loss)	106,845	—	(25,927)	60,173	72,599

Interest expense (income)	48,715	—	45,759	3,128	(172)
Other expense (income), net	7,011	—	2,081	8,523	(3,593)
Equity in net earnings of subsidiaries	—	148,729	(80,291)	(54,045)	(14,393)

Earnings from continuing operations before income taxes	51,119	(148,729)	6,524	102,567	90,757
Income tax expense (benefit)	22,716	—	(21,879)	23,213	21,382

Earnings from continuing operations	28,403	(148,729)	28,403	79,354	69,375
Earnings (loss) from discontinued operations	2,656	—	1,454	(10)	1,212
Gain on sale of discontinued operations	(27,622)	—	(22,419)	—	(5,203)
Net earnings	$3,437	$(148,729)	$7,438	$79,344	$65,384

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

Condensed Consolidating Statement of Cash Flows

Six months ended June 30, 2005

(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$3,437	$(148,729)	$7,438	$79,344	$65,384
Adjustments to reconcile net earnings to net cash (used in) provided by operations:
Loss on sale of discontinued operations	27,622	—	22,419	—	5,203
Depreciation and amortization	60,643	—	23,870	13,976	22,797
Equity income	(174)	—	—	(132)	(42)
Changes in assets and liabilities, net	(229,880)	148,729	(105,028)	(73,856)	(199,725)
Net cash (used in) provided by operations	(138,352)	—	(51,301)	19,332	(106,383)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	74,100	—	55,957	—	18,143
Capital expenditures	(31,800)	—	(5,223)	(17,046)	(9,531)
Merger related expenditures	(5,918)	—	(2,641)	(3,277)	—
Other investing activities	(56)	—	(56)	—	—
Net cash (used in) provided by investing activities	36,326	—	48,037	(20,323)	8,612

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	(651)	—	(57)	(53)	(541)
Proceeds from long term borrowings	(10,000)	—	(10,000)	—	—
Dividends paid	(11,692)	—	(11,692)	—	—
Payments of debt issuance costs	(726)	—	(726)	—	—
Proceeds from exercise of stock options	17,087	—	17,087	—	—
Other financing activities	480	—	155	325	—
Net cash (used in) provided by financing activities	(5,502)	—	(5,233)	272	(541)

CASH
Effect of exchange rates on cash	(2,134)	—	—	—	(2,134)
Change in cash	(109,662)	—	(8,497)	(719)	(100,446)
Cash at beginning of period	158,700	—	22,972	1,248	134,480
Cash at end of period	$49,038	$—	$14,475	$529	$34,034

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Chemtura Corporation:

We have reviewed the condensed consolidated balance sheet of Chemtura Corporation and subsidiaries (the “Company”) as of June 30, 2006, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 2006 and 2005, and the related condensed consolidated statements of cash flows for the six month periods ended June 30, 2006 and 2005.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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

Stamford, Connecticut
August 7, 2006

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

The Company is a global company dedicated to delivering innovative, market-focused specialty chemical solutions and consumer products.  The Company currently has approximately 6,400 employees worldwide and sells its products in more than 100 countries.  Headquartered in Middlebury, Connecticut, Chemtura operates in various markets, principally automotive, transportation, construction, agriculture, packaging, lubricants, plastics for durable and non-durable goods, industrial rubber, electronics and pool and spa chemicals.  Most of its chemical products are sold to industrial manufacturing customers for use as additives, ingredients or intermediates that add value to their end products.

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

Other major factors affecting the Company’s financial performance include raw material and energy costs and selling prices. The Company’s strategy is to pursue selling prices that reflect the value of our products and to pass on higher costs for raw material and energy so as to preserve our profit margins. Our target is to achieve a 15% operating profit margin across our business portfolio.

The major reason for increases in the Company’s revenues and expenses for the quarter and six month periods ended June 30, 2006 as compared with the same periods in 2005 is the Merger.  Comments related to those increases, as well as a detailed review of the Company’s financial position and results of operations are included in the remainder of this Item 2.  The remainder of this introduction discusses key factors affecting the Company’s overall business performance for the three and six month periods ended June 30, 2006 and other significant events.

The Company’s net sales and operating profit increased for both the quarter and six month periods ended June 30, 2006 as compared with the same periods in 2005, notwithstanding increases in general corporate expense, antitrust costs, a charge for impairment of long-lived assets and merger costs for the six-month period which were partially offset by decreases to facility closures, severance and related costs and merger cost decreases for the quarter period.  As such, a majority of the increase came from the operations of the Company’s segments.

The Consumer Products segment was not included in the quarter or six month periods ended June 30, 2005, because it is a new segment acquired as part of the Merger.  However, this segment has continued to experience strong growth since that date and for the second quarter of 2006, reflecting stronger pricing due to higher input costs and improved efficiencies. These benefits were partially offset by volumes lower than prior year.  The Company anticipates that the Consumer Products segment will continue to show profit improvement for the remainder of 2006.

The flame retardant product line, included within the Plastic Additives segment, reported continued strength during the quarter ended June 30, 2006.  Flame retardant products are benefiting from selling price increases that were passed along to our customers to recover cost increases the Company experienced in the prior year.  These increases were partially offset by a reduction in volume in our bromine performance products related to the timing of when customers placed orders for the first half of 2006 as compared with the first half of 2005. Additionally, the flame retardant business is benefiting from production efficiencies associated with Merger integration.  The Company expects that while pricing improvements will continue into the second half of 2006, normal seasonal weakness in the third quarter will offset those benefits.  As a result, second half results for 2006 are expected to be lower than first half results.

The non-flame retardant plastic additives product line, included within the Plastic Additives segment, experienced sequential improvement in volume for the second quarter of 2006 as compared with the first quarter of 2006.  However volumes did not improve to the level expected due to market share loss resulting from price increases the Company implemented in 2005.  While pricing improved narrowly for these products in the first quarter of 2006, pricing for the second quarter of 2006, as compared with the first quarter of 2006, was lower.  The Company is focused on rebuilding profitable volumes in the wake of market share losses late in 2005.

Crop Protection results for the six months ended June 30, 2006 were strong and consistent with results for the same six month period in 2005.  The Company anticipates that weakness in the Brazilian agricultural economy could be a risk factor to achieving earnings goals in the second half of 2006.

The Polymers segment demonstrated continued weakness in the quarter and six month periods ended June 30, 2006 as compared with the same periods in 2005, primarily due to weak demand, overcapacity and weak pricing in EPDM offset only partially by increases in urethanes products.  The Company expects conditions in its EPDM end markets to continue to be weak for the balance of 2006 and therefore is not anticipating significant improvements in net sales or operating profits.  The Company anticipates that conditions in the urethanes business will remain stable.

The Specialty Additives segment reported declines in net sales and operating profits for both the second quarter and six month periods of 2006 as compared with the same periods in 2005.  The Company’s petroleum additive products performed somewhat under expectations, resulting primarily from one time costs and some volume loss.  Earnings in the Company’s rubber chemical products are weak compared to 2005 due to lower volumes and lower pricing.  Lower volumes reflect a reduction in the Company’s manufacturing footprint, weak market demand, and competition from imported products.  The Company expects that results in the petroleum additive products will increase in the second half of 2006, while earnings for the full year in rubber chemical products will continue to be weak due to industry conditions.

The Company is working to improve the profitability of some businesses that are not performing as anticipated.  In the non-flame retardant business the Company strengthened management in that business unit so that increased focus on specific areas for improvement can be made.  Additionally, the Company is assessing cost reduction actions and other initiatives to improve results for both rubber chemical and EPDM products. In addition, during the third quarter of 2006, the Company will assess the opportunities for cost reductions to realize the goal of achieving selling, general and administrative and research and development expenditures that are 10% as a percent of total revenue, as well as cost and other improvement initiatives to improve the Company’s gross margins closer to the goal of 30%.

Cost Savings

The Company has undertaken various cost reduction initiatives over the past several years and continues to aggressively pursue cost reductions. As a result of the Merger, the Company is continuing to identify savings opportunities and expects to achieve approximately $80 to $90 million of incremental savings in 2006 versus the pro forma combined results in 2005, and approximately $50 million of incremental savings in 2007, for a cumulative total of approximately $150 million.   As of June 30, 2006, actual pre-tax merger related savings, based on the combined operations of the Company and Great Lakes for the six months ended June 30, 2006 versus the pro forma combined results for the six months ended June 30, 2005, totaled approximately $40.4 million.  Both the annual cost savings and one-time expenditures are dependent upon the final integration activities that are being implemented by the Company.  It is possible that the actual costs and savings amounts will differ from these current estimates.

The Company continues to focus on cost saving initiatives and is committed to developing plans to reevaluate strategies and costs to cover the narrowing value of both gross profit and operating income.  The Company is in the process of implementing a new cost savings initiative to support its continuing efforts to become more efficient and reduce costs.  As of June 30, 2006, the Company is still finalizing the specific plans that will be implemented in 2006, and the projected cost savings impact and one-time costs that it expects to incur.  The Company is utilizing Six Sigma, Lean Manufacturing initiatives and outside consultants to assist in identifying and implementing process improvements.

Significant Transactions

The Company continues to assess its business portfolio and debt position. To date, the Company has undertaken the following initiatives:

1.               In July 2006, the Company completed the redemption of the remaining $158.9 million of outstanding 9.875% Senior Notes due 2012, which was funded through the revolving credit facility, the uncommitted working capital facilities and available cash.  The purchase price to tender the notes was $1,123.87 per $1,000 principal amount.  The Company anticipates that the premium and other costs associated with the redemption will be approximately $25.0 million and will be recorded as a loss on early extinguishment of debt in the third quarter of 2006.

2.               On June 23, 2006, the Company sold a significant portion of the real estate at the West Lafayette, Indiana location, for net proceeds of $6.1 million, inclusive of $0.4 million of associated costs.  There was no gain or loss recognized on this sale.

3.               On May 12, 2006, the Company sold its Industrial Water Additives (“IWA”) business to BWA Water Additives (“BWA”) for $85 million, exclusive of a $10.2 million adjustment for retained accounts receivable and payable.  A reduction in net assets of $81.0 million, primarily related to $33.6 million of goodwill; $32.5 million of net intangibles related to technology, brands and customer relationships; and $12.2 of finished goods inventory was a result of this sale.  Additionally, the Company incurred $3.3 million in associated costs, $0.4 million related to employee retention agreements and $2.3 million due to future losses related to supply agreements with BWA and $0.4 million of other.  A loss of $12.5 million ($14.1 million after-tax) has been included in other expense, net on the condensed consolidated statement of earnings.

No facilities or manufacturing assets were included in this transaction and Chemtura will continue to manufacture and sell products to BWA via supply agreements. These assets were reviewed for recoverability under the requirements of Financial Accounting Standards Board (“FASB”) Statement No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” and a charge of $5.6 million related to the impairment of the fully-dedicated manufacturing assets retained was recorded in operating profit.

Contemporaneous with the sale, the Company entered into an exclusive distribution agreement with BWA related to the Liquibrom product line.

4.               On May 24, 2006, the Company completed a tender offer to repurchase the remaining $164.8 million of its outstanding Senior Floating Rate Notes due 2010.  The purchase price to tender notes was $1,095.83 per $1,000 principal amount.  As a result of the tender, the Company recorded a loss on early extinguishment of debt of $19.5 million during the second quarter of 2006.  The loss includes a premium of $15.8 million and the write-off of unamortized deferred costs of $3.7 million.

5.               On April 19, 2006, the Company and certain of its consolidated subsidiaries entered into an underwriting agreement with several financial institutions for the sale by the Company of $500 million aggregate principal amount of 6.875% Senior Notes due 2016 (Notes). The offering closed on April 24, 2006 and the Company received net proceeds from the offering of $492.3 million after expenses. The proceeds were utilized to repay the outstanding balance on the Company’s revolving credit facility of $364 million, the outstanding balance on uncommitted lines of credit of $50 million and to repurchase receivables under the domestic receivable securitization programs of $60 million, with the remaining proceeds used for general corporate purposes.

6.               On March 24, 2006, the Company acquired the Trace Chemicals business from Bayer CropScience LP for net cash of $6.7 million.  Trace Chemicals is a leader in farmer-applied seed treatments in markets serving the United States of America.  The acquisition will serve to enhance the Company’s offerings in the Crop Protection business.

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

The Company and certain of its subsidiaries are subjects of, and continue to cooperate in, coordinated criminal and civil investigations being conducted by the DOJ, the Canadian Competition Bureau and the EC (collectively, the “Governmental Authorities”) with respect to possible antitrust violations relating to the sale and marketing of certain other products, including ethylene propylene diene monomer (EPDM); heat stabilizers, including tin-based stabilizers and precursors, mixed metal stabilizers and epoxidized soybean oil (ESBO); nitrile rubber; and, in the case of the DOJ and the Canadian Competition Bureau, urethanes and urethane chemicals.  The DOJ has notified the Company that its investigations with respect to EPDM and Plastics are closed, and the EC has notified the Company that it has closed its investigation with respect to urethanes, urethane chemicals and EPDM.  The Company and its subsidiaries that are subject to the investigations have received from each of the Governmental Authorities verbal or written assurances of conditional amnesty from prosecution and fines.

On January 11, 2005, the Company and plaintiff class representatives entered into a global settlement agreement (the “Global Settlement Agreement”) that was intended to resolve, with respect to the Company, three federal consolidated direct purchaser class action lawsuits filed against the Company, its subsidiary Uniroyal Chemical Company, Inc. (now known as Chemtura USA Corporation), and other companies, principally alleging that the defendants conspired to fix, raise, maintain or stabilize prices for EPDM, nitrile rubber and rubber chemicals, as applicable, sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities.  The Global Settlement Agreement provided that the Company would pay a total of $97.0 million, consisting of $62.0 million with respect to rubber chemicals, $30.0 million with respect to EPDM and $5.0 million with respect to nitrile rubber, in exchange for the final dismissal with prejudice of the foregoing three lawsuits as to the Company and a complete release of all claims against the Company set forth in the lawsuits.  In accordance with its rights under the Global Settlement Agreement, the Company terminated those parts of the settlement covering rubber chemicals and EPDM following the exercise of opt out rights by certain potential members of the applicable classes.  The consolidated direct purchaser class action lawsuits relating to rubber chemicals and EPDM continue to proceed in their respective federal district courts.  The Company is negotiating settlements directly with a number of the larger potential claimants in those actions.  The Company’s settlements with certain of these claimants are described further below.  The nitrile rubber portion of the Global Settlement Agreement has been approved by the applicable federal court.

During the fourth quarter of 2005, the Company and Uniroyal entered into settlement agreements intended to resolve, with respect to the Company and its defendant subsidiaries, three previously disclosed federal direct purchaser lawsuits principally alleging that the defendants conspired to fix, raise, maintain or stabilize prices for rubber chemicals in violation of Section 1 of the Sherman Act and that this caused injury to plaintiffs who paid artificially inflated prices for rubber chemicals products.  Under these settlement agreements, the Company has paid an aggregate of $50.8 million in exchange for the plaintiffs’ release of their claims against the Company.  The six settling plaintiffs in these lawsuits were each previously subject to the partially terminated Global Settlement Agreement.  The purchases by these plaintiffs represent over half of the Company’s relevant U.S. rubber chemicals sales during the periods covered by the lawsuits.  The settlement amount also resolves one plaintiff’s claims against the Company with respect to purchases of EPDM and polychloroprene.

The Company and certain of its subsidiaries, together with other companies, remain or have become defendants in certain U.S. federal and state direct and indirect purchaser lawsuits principally alleging that the defendants conspired to fix, raise, maintain or stabilize prices for rubber chemicals, EPDM, polychloroprene, nitrile rubber, plastics additives and urethanes in violation of federal and state law. At June 30, 2006 and December 31, 2005, the Company had reserves related to these civil lawsuits of $87.5 million and $57.6 million, respectively, in accrued expenses on its condensed consolidated balance sheets.

On September 19, 2005, the Company and plaintiffs entered into a settlement agreement (the “EPDM Settlement Agreement”) that is intended to resolve, with respect to the Company and its defendant subsidiaries, the three previously disclosed lawsuits filed in Canada principally alleging that the Company conspired with other defendants to restrain unduly competition in the sale of EPDM and to inflate artificially the sale price of EPDM in violation of Canada’s Competition Act, and that this caused injury to purchasers who paid artificially inflated prices for EPDM or products containing EPDM. Under the EPDM Settlement Agreement, the Company paid CDN $4.5 million (approximately U.S. $3.9 million) to the class claimants in Canada in exchange for the final dismissal with prejudice of the lawsuits as to, and a complete release of all claims against, the Company and its subsidiary defendants. This settlement amount was accrued in the third quarter of 2005 and was paid in the fourth quarter of 2005.  The EPDM Settlement Agreement, which has been approved by the applicable courts, permitted potential class members to opt out of the class and the Company to recover a portion of the settlement funds with respect to those potential class members that chose to opt out of the settlement. The opt-out period expired on March 6 and one class member opted out.  In April of 2006, the Company recovered CDN $338,309 (approximately U.S. $300,000) in previously paid settlement funds related to this opt-out.

On November 8, 2005 and December 1, 2005, the Company and applicable plaintiffs entered into settlement agreements that are intended to resolve, with respect to the Company and its defendant subsidiaries, the previously disclosed lawsuits filed in Canada, which principally allege that the Company conspired with other defendants to raise, fix, maintain or stabilize the price of and to allocate markets and customers for the sale of rubber chemicals and polyester polyols or products containing or derived from polyester polyols, as applicable, in Canada in violation of Canada’s Competition Act.  Under the settlement agreement relating to rubber chemicals, the Company will pay CDN $7.2 million (approximately U.S. $6.5 million), and under the settlement agreement relating to polyester polyols, the Company will pay CDN $69,000 (approximately U.S. $60,000), in each case, to the relevant class claimants in Canada in exchange for the final dismissal with prejudice of the lawsuits as to, and a complete release of all claims against, the Company and its subsidiary defendants. Each settlement agreement is subject to court approval and notice to class members and provides the option for potential class members to opt out of the class and the recovery by the Company of a portion of the settlement funds with respect to those potential class members that choose to opt out of the settlement.

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

Except for those actions indicated as being subject to a settlement agreement, dismissed by the applicable court or as otherwise provided, the actions described in PART II “Legal Proceedings” are in early procedural stages of litigation.  Although the actions described in PART II “Legal Proceedings” have not had a material adverse impact on the Company, we cannot predict the outcome of any of those actions.  The Company will seek cost-effective resolutions of the various pending and threatened legal proceedings against the Company.  Except for direct purchaser claims with respect to rubber chemicals, EPDM, nitrile rubber and urethanes, the Company has not recorded a charge for potential liabilities and expenses in connection with the civil claims not subject to any settlement agreement, because such costs cannot be reasonably estimated at this time.

The Company’s antitrust costs, which are comprised primarily of settlements and legal costs, increased from $12.8 million (pre-tax) during the immediately prior fiscal quarter ended March 31, 2006 to $32.3 million (pre-tax) for the fiscal quarter ended June 30, 2006.  The antitrust costs for the second quarter of 2006 include $26.3 million primarily for settlement offers made to certain rubber chemicals claimants and $6.0 million for legal costs associated with the antitrust investigations and civil lawsuits.  The Company expects to continue to incur costs, which may be substantial, until all antitrust investigations are concluded and civil claims are resolved.

The Company believes that the antitrust investigations and related lawsuits have not had a significant impact on the businesses subject to the investigations or any of the other businesses of the Company.  The Company has not identified any impact that the investigations and lawsuits have had on sales prices or volume.

LIQUIDITY AND CAPITAL RESOURCES

Refinancing and Redemptions

On April 19, 2006, the Company and certain of its consolidated subsidiaries entered into an underwriting agreement with several financial institutions for the sale by the Company of $500 million aggregate principal amount of 6.875% Senior Notes due 2016 (“Notes”). The offering was made under the Company’s shelf registration statement on Form S-3 filed with the Securities and Exchange Commission on April 19, 2006 and by a prospectus supplement dated April 19, 2006. The underwriters purchased the Notes from the Company at 98.452% (6.95% effective rate) of their principal amount, plus accrued interest from April 24, 2006. The offering closed on April 24, 2006 and the Company received net proceeds from the offering of $492.3 million after expenses. The proceeds were utilized to repay the outstanding balance on the Company’s revolving credit facility of $364 million, the outstanding balance on uncommitted lines of credit of $50 million and to reduce borrowings under the domestic receivable securitization programs of $60 million, with the remaining proceeds used for general corporate purposes.

On May 24, 2006, the Company completed the tender offer to repurchase the remaining $164.8 million of its outstanding Senior Floating Rate Notes due 2010.  The purchase price to tender notes was $1,095.83 per $1,000 principal amount.  As a result of the tendering, the Company recorded a loss on early extinguishment of debt of $19.5 million during the second quarter of 2006.  The loss includes the premium of $15.8 million and the write-off of unamortized deferred costs of $3.7 million.

In July 2006, the Company completed the redemption of the remaining $158.9 million of outstanding 9.875% Senior Notes due 2012, which will be funded through the revolving credit facility, the uncommitted working capital facilities and available cash.  The purchase price to tender the notes is $1,123.87 per $1,000 principal amount.  The Company anticipates that the premium and other costs associated with the redemption will be approximately $25.0 million and will be recorded as a loss on early extinguishment of debt in the third quarter of 2006.

Acquisition

On March 24, 2006, the Company acquired the Trace Chemicals business from Bayer CropScience LP.  Trace Chemicals is a leader in farmer-applied seed treatments in markets serving the United States.  The acquisition will serve to enhance the Company’s offerings in the Crop Protection business.  The net cash paid for this acquisition was $6.7 million.

Divestitures

On June 23, 2006, the Company sold a significant portion of the real estate at the West Lafayette, Indiana location, for net proceeds of $6.1 million, inclusive of $0.4 million of associated costs.  There was no gain or loss recognized on this sale.

On May 12, 2006, the Company sold its IWA business to BWA for $85 million, exclusive of a $10.2 million adjustment for retained accounts receivable and payable, receiving net proceeds of $74.8 million.  The Company incurred $3.3 million of costs associated with the transaction.  Under the terms of the agreement the Company expects to pay an additional $1.7 million related to inventory adjustments and employee retention agreements.  Contemporaneously with the sale, the Company entered into supply agreements for manufactured product with BWA.  The Company accrued $2.3 million related to anticipated losses associated with these supply agreements.  Effective with the sale, the Company recorded an impairment charge of $5.6 million related to the fully dedicated retained manufacturing assets of the IWA business, to properly reflect the fair value of the assets retained.

Cash Flows from Operations

Net cash provided by operations was $171.1 million for the six months ended June 30, 2006 as compared with net cash used in operations of $138.4 million for the six months ended June 30, 2005.   Changes in key working capital accounts are summarized below:

Source (use) (In thousands)	Six months ended June 30, 2006	Six months ended June 30, 2005	Change
Accounts receivable	$(107,791)	$(77,192)	$(30,599)
Accounts receivable – securitization	$252,068	$25,483	$226,585
Inventories	$(22,336)	$(32,709)	$10,373
Accounts payable	$(476)	$(16,206)	$15,730

The increase in accounts receivable during the six months ended June 30, 2006 as compared with the increase in accounts receivable for the same period of 2005 was largely attributable to increased sales activity resulting primarily from the Merger.  Additionally, the Company experienced a greater increase in accounts receivable sold under the Company’s securitization programs from June 30, 2005 to June 30, 2006 mainly due to the expansion of the domestic and international securitization programs in 2006 to include the Great Lakes accounts receivables.  The increase for the six month period ended June 30, 2006 in inventory was primarily a result of a planned increase in inventory to support seasonal business needs in crop protection and consumer products.  A similar increase in inventory for the six month period ended June 30, 2005 was primarily a result of a planned increase in inventory to support seasonal business needs in crop protection, production scheduling requirements in rubber additives and raw material price increases.  The changes in accounts payable for both periods presented are primarily a result of timing of vendor payments.

During the first six months of 2006 and 2005, the Company’s pension and post-retirement health care liabilities decreased by $52.3 million and $28.0 million, respectively, primarily due to domestic and international pension plan payments, including supplemental voluntary contributions to domestic qualified pension plans of $40 million in 2006 and $20 million in 2005.  In addition, during the first six months of 2005 a deposit of $58.5 million for a global civil antitrust settlement was made.

Net cash provided by operations in the six months ended June 30, 2006 was also affected by various charges, net of related payments.  A summary of these items and the net impact on cash flows provided by (used in) operations is as follows:

(In millions)	Net Change per Condensed Consolidated Cash Flow Statement	Six months ended June 30, 2006 Expense	Six months ended June 30, 2006 Cash Payments
Non-capitalizable Merger costs	$(2.9)	$14.8	$(17.7)
Facility closure, severance and related costs	$(12.1)	$(2.8)	$(9.3)
Antitrust settlements	$6.2	$34.1	$(27.9)
Interest expense	$6.1	$58.5	$(52.4)
Management incentive plans	$(8.5)	$1.6	$(10.1)
Income taxes	$(26.1)	$13.5	$(39.6)

Net cash provided by operations for the six months ended June 30, 2006 also reflects the impact of $97.3 million of pre-tax non-cash depreciation and amortization expense and a $5.6 million pre-tax non-cash asset impairment charge related to the impairment of retained assets of the IWA business that was sold in May 2006.

Cash Flows from Investing and Financing Activities

Net cash provided by investing activities for the six months ended June 30, 2006 was $53.6 million, which included proceeds from the sale of the IWA business of $74.8 million, earn-out proceeds from the sale of the OrganoSilicones business of $35.4 million and proceeds from the sale of the former Great Lakes office building in West Lafayette of $6.5 million, partially offset by $48.5 million of capital expenditures, $8.3 million of merger transaction costs and $6.7 million of net cash paid for the acquisition of Trace Chemicals.

Net cash used in financing activities was $158.4 million for the six months ended June 30, 2006, which included net payments on the credit facility of $388.6 million, payments on long-term borrowing of $164.8 million related to the retirement of the Company’s Senior Floating Rate Notes, payments on short-term borrowings of $48.2 million, dividends paid of $24.0 million, premiums paid of $15.9 million for the early extinguishment of the Senior Floating Rate Notes, payment for debt issuance costs of $5.5 million related to issuance of the Company’s 6.875% Notes in April 2006, and the repayment of a loan borrowed against the cash surrender value of life insurance policies of $9.9 million.  These payments were partially offset by proceeds from long-term borrowings of $497.3 million related to the 6.875% Notes that were issued in April 2006, and proceeds from the exercise of stock options of $3.0 million.

As a result of the sale of the OrganoSilicones business to GE in 2003, the Company will continue to receive quarterly earn-out payments through September 2006 based on the combined performance of GE’s existing Silicones business and the OrganoSilicones business that GE acquired from the Company.  The total of such earn-out proceeds will be a minimum of $105 million and a maximum of $250 million.  The Company expects to receive its final minimum earnout payment of $8.8 million by September 30, 2006.  To date, the Company has received a cumulative total of $50.8 million in additional earn-out proceeds in excess of quarterly minimum payments.  The Company also expects to receive an additional $10.3 million in the third quarter of 2006 based on the performance of GE’s Silicones business during the second quarter of 2006.   These additional earn-out proceeds have not been recognized in earnings, as the recognition of this additional gain is contingent upon the continued favorable future performance of GE’s Silicones business through September 2006.   The Company has the potential to receive further proceeds depending on the performance of the aforementioned business in the third quarter of 2006.  Similarly, based on the performance of GE’s Silicones business in the third quarter of 2006, there is a possibility that the Company may have to return some or all of the $50.8 million of additional cumulative proceeds already received.

Capital expenditures for the six months ended June 30, 2006 amounted to $48.5 million as compared with $31.8 million for the same period of 2005.  The increase is primarily due to the inclusion of the Great Lakes businesses.  The Company estimates that its annual capital expenditures for 2006 will approximate $150 million, primarily for the improvement of domestic and foreign facilities and environmental and other compliance.

Other Sources and Uses of Cash

The Company expects to finance its post-merger continuing operations and capital spending requirements for 2006 with cash flows provided by operations, earn-out proceeds from the sale of its OrganoSilicones business through September 30, 2006, proceeds from sales of businesses, available cash and cash equivalents, additional sales of accounts receivable under its securitization programs, borrowings under its revolving credit facility and proceeds from the $500 million Notes offered for sale on April 19, 2006 or other sources, including the debt capital markets.   On a full year basis the Company expects cash from operations to exceed cash requirements.

The Company has a $725 million five-year credit facility available through July 2010.  Borrowings under this facility amounted to $25.1 million at June 30, 2006.  In July 2006, the Company expanded availability under this facility to $740 million and is evaluating the expansion of up to $750 million.

In addition, as of June 30, 2006, the Company has an accounts receivable securitization program to sell up to $275 million of domestic receivables to agent banks.  As of June 30, 2006, $171.2 million of domestic accounts receivable had been sold under this program.  In addition, the Company’s European subsidiaries have a separate program to sell up to approximately $175 million of their eligible accounts receivable to agent banks.  As of June 30, 2006, $165.9 million of international accounts receivable had been sold under this program.

Included in cash and cash equivalents in the Company’s condensed consolidated balance sheets at June 30, 2006 and December 31, 2005, is $0.5 million of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.  There are no legal restrictions on these cash balances.

During the third quarter of 2006, the Company expects to pay approximately $20 million for premiums related to the early extinguishment of its 9.875% notes, which were redeemed in July 2006.

The Company does not expect to make any additional contributions to its domestic qualified pension plans during the second half of 2006.   However, the Company expects to contribute approximately $7.8 million to its international and non-qualified plans during the second half of 2006.

Bank Covenants and Guarantees

The Company’s various debt agreements contain covenants that limit the Company’s ability to enter into certain transactions, such as incurring additional indebtedness, increasing the Company’s dividends, and entering into acquisitions, dispositions and joint ventures.  The Company is required to report compliance with certain financial covenants to its lenders on a quarterly basis.  Under these covenants, the Company is required to maintain a leverage ratio (adjusted total debt to adjusted earnings before interest, taxes, depreciation and amortization (“Bank EBITDA”), with adjustments to both debt and earnings being made in accordance with the terms of the credit facility agreement) and an interest coverage ratio (Bank EBITDA to interest expense as defined in the credit facility agreement).  The Company was in compliance with the covenants of its various debt agreements at June 30, 2006.

The Company has standby letters of credit and guarantees with various financial institutions.  At June 30, 2006, the Company had $159.8 million of outstanding letters of credit and guarantees primarily related to its environmental remediation liabilities, insurance obligations, a potential tax exposure and a customer guarantee.

In May 2006, certain covenants in the Company’s credit facility were amended for the balance of 2006 and beyond, due to higher than planned merger related expenses, higher antitrust legal fees and weaker earnings.

Merger Costs

The Company’s one-time costs incurred through June 30, 2006, resulting from the Merger, inclusive of costs incurred by Great Lakes prior to the Merger, are summarized as follows:

(In millions)	Costs Incurred through June 30, 2006
Transaction costs	$48.8
Cash change-in-control expenditures	101.4
Non-cash change-in-control costs	15.6
Post-merger severance payments due to headcount reductions at Great Lakes	7.9
Total Capitalized Merger Costs (a)	$173.7

Merger integration costs	$50.3
Post-merger headcount reductions - Crompton	9.7
Total Merger Costs Expensed (b)	$60.0

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

As of June 30, 2006, the Company had terminated approximately 590 employees worldwide as a direct result of the Merger.  The Company expects to substantially pay its remaining merger integration costs by the end of 2006.  The Company expects to incur approximately an additional $3 million to $5 million of merger integration costs during the remainder of 2006, primarily for consulting costs and employee relocation and other costs related to the integration of the two companies.

Cost Reduction Programs

As a result of the Merger, the Company is continuing to identify savings opportunities.  Pre-tax merger related savings for the year ended December 31, 2005, based on the pro forma combined operations of the Company and Great Lakes versus the pro forma combined results for the year ended December 31, 2004, were approximately $19.3 million.  In addition, the Company expects to achieve approximately $80 to $90 million of incremental savings in 2006 versus the pro forma combined results in 2005, and approximately $50 million of incremental savings in 2007, for a cumulative total of approximately $150 million.  Actual pre-tax merger related savings, based on the combined operations of the Company and Great Lakes for the six months ended June 30, 2006 versus the pro forma combined results for the six months ended June 30, 2005, totaled approximately $40.4 million, of which $20.4 million was in selling, general and administrative expenses (SG&A), $17.8 million was in cost of products sold and $2.2 million in research and development (R&D).  Both the annual cost savings and one-time expenditures are dependent upon the final integration activities that are being implemented by the Company.  It is possible that the actual costs and savings amounts will differ from current estimates.

In light of lower than planned 2006 earnings in some of the Company’s businesses, management is in the process of implementing additional potential savings programs to reduce SG&A expense and improve gross margin.  As of June 30, 2006, the Company is still finalizing the specific plans that will be implemented in 2006, and the projected cost savings impact and one-time costs that it expects to incur.

RESULTS OF OPERATIONS

	Quarter ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2006	2005	2006	2005

Net sales

Plastic Additives	$409,087	$209,982	$806,671	$418,269
Polymers	124,550	138,503	251,888	269,321
Specialty Additives	143,893	154,922	286,417	287,241
Crop Protection	100,812	90,977	189,422	168,890
Consumer Products	203,180	—	317,607	—
Polymer Processing Equipment	—	7,945	—	48,338
Other	34,801	—	80,079	—

Total net sales	$1,016,323	$602,329	$1,932,084	$1,192,059

Operating profit (loss)

Plastic Additives	$40,686	$15,163	$72,956	$32,085
Polymers	16,991	27,707	34,400	51,356
Specialty Additives	16,740	30,194	32,549	56,538
Crop Protection	22,110	25,205	45,711	44,702
Consumer Products	34,428	—	46,721	—
Polymer Processing Equipment	—	(2,533)	—	(3,003)
Other	3,304	—	8,886	—
	134,259	95,736	241,223	181,678

General corporate expense, including amortization	(29,808)	(14,334)	(67,046)	(35,568)
Facility closures, severance and related costs	3,280	(23,917)	2,776	(24,075)
Antitrust costs	(32,275)	(3,338)	(45,083)	(6,504)
Merger costs	(4,745)	(8,686)	(14,790)	(8,686)
Impairment of long-lived assets	(5,610)	—	(5,610)	—
Total operating profit	65,101	45,461	111,470	106,845

Interest expense	29,397	24,309	58,470	48,715
Loss on early extinguishment of debt	19,549	—	19,549	—
Other expense, net	9,859	2,745	7,219	7,011

Earnings from continuing operations before income taxes	6,296	18,407	26,232	51,119
Income tax expense	5,876	8,233	12,607	22,716
Earnings from continuing operations	420	10,174	13,625	28,403
Earnings from discontinued operations	—	450	—	2,656
Loss on sale of discontinued operations	—	(27,622)	—	(27,622)
Net earnings (loss)	$420	$(16,998)	$13,625	$3,437

Basic earnings (loss) per common share
Earnings from continuing operations	$—	$0.09	$0.06	$0.24
Earnings from discontinued operations	—	—	—	0.02
Loss on sale of discontinued operations	—	(0.23)	—	(0.23)
Net earnings (loss)	$—	$(0.14)	$0.06	$0.03

Diluted earnings (loss) per common share
Earnings from continuing operations	$—	$0.09	$0.06	$0.24
Earnings from discontinued operations	—	—	—	0.02
Loss on sale of discontinued operations	—	(0.23)	—	(0.23)
Net earnings (loss)	$—	$(0.14)	$0.06	$0.03

SECOND QUARTER RESULTS

Overview

Consolidated net sales of $1.02 billion for the second quarter of 2006 were $414.0 million above the second quarter of 2005 net sales of $602.3 million. The increase was due to $477.8 million in additional sales resulting from the Merger, $1.8 million from the acquisition of Trace Chemicals and $4.5 million of increased selling prices. These increases were partially offset by $7.9 million due to the deconsolidation of the Polymer Processing Equipment business, $4.6 million due to the divestiture of a urethane product line, $2.1 million due to unfavorable foreign currency translation and $55.6 million due to lower unit volume. International sales for the second quarter of 2006, including U.S. exports, were 48% of total sales, compared with 51% for the same quarter of 2005.  The decrease from period to period was due primarily to a lower percentage of international sales from the acquired Great Lakes businesses.

Net earnings for the second quarter of 2006 was $0.4 million, or $0.00 per share, as compared with a net loss of $17.0 million, or $0.14 per share, for the second quarter of 2005. Net earnings for the second quarter of 2006 included pre-tax merger related costs of $4.7 million, antitrust costs of $32.3 million, early extinguishment of debt expense of $19.5 million, loss on the divesture of the Industrial Water Additives (“IWA”) business of $12.5 million, an asset impairment charge of $5.6 million, and an expense related to a change in the useful life of assets of $2.9 million.   These expenses were partially offset by credit adjustments to facility closures, severance and related costs of $3.3 million and interest income related to a tax refund of $4.0 million.

The net loss for the second quarter of 2005 was $17.0 million, or $0.14 per diluted share.  The net loss for the second quarter of 2005 includes loss on the sale of discontinued operations of $27.6 million or $0.23 per share, and earnings from discontinued operations of $0.5 million, both related to the Company’s Refined Products business that was sold during the second quarter of 2005. Earnings from continuing operations for the second quarter of 2005 of $10.2 million, or $0.09 per diluted share, included pre-tax charges for antitrust costs of $3.3 million, merger costs of $8.7 million and facility closure and other related costs totaling $23.9 million.

Gross profit for the second quarter of 2006 and 2005 was $266.1 million and $180.1 million, respectively.  Gross profit as a percentage of sales was 26.2% for the second quarter of 2006 as compared to 29.9% for the comparable period in 2005. Gross profit increased by $86.0 million primarily as a result of the Merger. Businesses acquired in the Merger contributed $141.4 million of gross profit in the second quarter of 2006. The Company’s business units increased selling prices by $4.5 million and achieved $3.6 million of savings attributable to cost reduction initiatives, which was more than offset by the impact of lower unit volume of $22.0 million, higher raw material and energy costs of $12.9 million, unfavorable manufacturing productivity of $6.9 million, primarily related to lower production volume, unfavorable currency translation of $1.3 million and higher expenses totaling $20.4 million due to numerous smaller items such as inventory write-offs, employee stock option expense, general corporate costs, the timing of research and development expenditures and unfavorable comparisons to prior year one-time positive adjustments. All segments experienced lower sales volume and unfavorable manufacturing variances which were partially offset by increased pricing in the Petroleum Additives business and savings from cost reduction programs across all segments.  Higher raw material and energy costs significantly impacted the Plastic Additives, Polymers and Specialty Additives segments.

During 2005, the Company reclassified certain immaterial amounts relating to operations from other expense, net to cost of products sold and selling, general and administrative expense in the 2005 condensed consolidated statement of earnings.  For the three months ended June 30, 2005, the Company reclassified other income, net of $0.7 million from other expense, net, which resulted in a credit to cost of products sold of $2.6 million and expense to SG&A of $1.9 million.

Selling, general and administrative expenses of $98.5 million for the second quarter of 2006 increased by $38.0 million compared to the second quarter of 2005. The increase was primarily attributable to the acquisition of Great Lakes of $50.6 million, partially offset by savings from merger synergies of $5.1 million, a decrease of $2.9 million due to the deconsolidation of the Polymer Processing Equipment business unit and a decrease of $1.0 million due to the divestiture of a urethanes product line. All segments benefited from the cost savings programs, with Plastic Additives deriving the most significant benefit. Depreciation and amortization of $45.6 million increased by $17.9 million from the second quarter of 2005 primarily due to the merger with Great Lakes. Research and development costs of $17.7 million increased by $7.3 million over the prior year period, primarily as a result of $5.8 million of costs related to the acquisition of Great Lakes.

Facility closures, severance and related costs reflected a $3.3 million pre-tax credit for the second quarter of 2006 as compared to a $23.9 million pre-tax expense for the second quarter of 2005.  The 2006 credit was primarily to adjust the reserve for unrecoverable future lease costs at the Tarrytown, NY facility of $3.1 million due to subletting additional space at that site and the reversal of $0.4 million of reserves related to the Company’s Enenco facility that was closed in 2004, partially offset by $0.3 million of severance costs and asset write-offs resulting from new cost savings initiative implemented in 2006. The 2005 costs of $23.9 million included $20.3 million related to the closure of the Tarrytown, NY facility and $3.6 million primarily for severance costs related to the second phase of 2004 activity-based restructuring initiatives.

The Company incurred antitrust costs of $32.3 million in the second quarter of 2006 compared to $3.3 million during the second quarter of 2005. Antitrust costs for the second quarter of 2006 include $26.3 million primarily for settlement offers made to certain rubber chemicals claimants and $6.0 million for legal costs associated with the antitrust investigations and civil lawsuits. The 2005 expense represented legal costs associated with the antitrust investigations and civil lawsuits.

During the second quarter of 2006, the Company incurred $4.7 million of merger costs related to the Merger. These non-capitalizable merger costs primarily consist of consulting costs directly attributable to the integration of the two companies.

The asset impairment charge of $5.6 million in 2006 is related to the retained long-lived assets of the IWA business, which was sold in May 2006.

Operating profit of $65.1 million in the second quarter of 2006 increased by $19.6 million compared to the second quarter of 2005. The increase was mainly attributed to the Merger which added $77.5 million to operating profit, higher selling prices of $4.5 million, cost reduction program savings of $9.1 million, savings through divestitures of $4.6 million, lower merger related expenses of $3.9 million and lower facility closure and severance expense of $27.2 million.   These gains were partially offset by higher material and energy costs of $12.9 million, lower sales volume of $22.0 million, unfavorable manufacturing variances of $6.9 million, amortization attributed to the Great Lakes acquisition of $6.7 million, unfavorable currency exchange of $1.5 million, an asset impairment charge of $5.6 million, higher anti-trust expense of $28.9 million and higher expenses in items such as inventory write-offs, employee stock options, research and development timing and comparisons to prior year credit adjustments.

Plastic Additives

Second quarter 2006 Plastic Additives sales of $409.1 million increased by 95% from the second quarter of 2005 primarily due to the addition of the Great Lakes polymer stabilizers and flame retardants businesses resulting from the Merger.  Merger related sales gains of 103% were partially offset by lower volume of 8%.  The sales volume decline was primarily the result of customer reaction to late 2004 and 2005 price increases and the related loss of market share in certain product lines. Operating profit of $40.7 million in the second quarter of 2006 increased by $25.5 million from the prior year mainly due to the addition of the Great Lakes polymer additives and flame retardants businesses which contributed $32.2 million. Cost reduction program savings were $5.5 million due to synergy savings related to the Merger. Gains in operating profit were partially offset by lower sales volume of $6.5 million, higher raw material and energy costs of $1.3 million and unfavorable manufacturing variances of $1.2 million.

Polymers

Polymer sales of $124.6 million for the second quarter of 2006 decreased by 10% from the prior year primarily due to lower sales volume of 6% and a 3% decline from the divestiture of a Urethane product line.  EPDM sales were 21% below prior year due to lower sales volume of 19%, related to persistent competitive market pressures associated with over capacity, pricing and competitive products and one-time sales to Asia in 2005.  Sales also declined by 3% due to the lower pricing incurred to retain sales volume.   Urethanes sales were 2% below prior year primarily due to a 6% decrease resulting from the sale of a product line, partially offset by higher unit volume of 3% and higher selling prices of 1%. Operating profit of $17.0 million decreased by $10.7 million from the second quarter of 2005, principally due to higher energy and material costs of $4.4 million, lower volume of $3.7 million, and unfavorable manufacturing variances related to lower production volume of $1.5 million.  Reductions were partially offset by cost reduction program savings of $1.4 million and divestiture related savings of $1.2 million.

Specialty Additives

Specialty Additives sales of $143.9 million for the second quarter of 2006 declined by 7% from the prior year due to lower volume of 17%, partially offset by improved selling prices of 4% and 6% of additional volume resulting from the Merger.  Petroleum Additives sales increased by 20% from the prior year due to merger related sales of 12% and higher selling prices of 11% to offset higher raw material and energy costs and as a result increased demand for our additives.  This was partially offset by lower volume of 3% primarily reflecting the loss of one customer that exited the product line.  The Company is working to replace the lost volume.  Rubber Chemicals sales decreased by 34% from the prior year due to lower sales volume of 30% and lower selling prices of 4%. Year over year sales volumes were lower due to manufacturing capacity reductions implemented in the prior year and losses in market share due to price competition. Operating profit of $16.7 million decreased by $13.5 million from the second quarter of 2005, principally due to higher raw material and energy costs of $7.6 million, unfavorable volume of $7.6 million and unfavorable manufacturing variances of $3.4 million primarily related to lower production volume.  Lower income was partially offset by $5.5 million of higher selling prices, and the addition of $1.8 million in operating profit resulting from the Merger.

Crop Protection

Crop Protection sales of $100.8 million for the second quarter of 2006 increased by 11% from the second quarter of 2005 primarily due to a 17% increase resulting from the Merger and a 2% increase resulting from the acquisition of Trace Chemicals.  This increase was offset by lower unit volume of 6%, lower selling prices of 2% and unfavorable currency translation of 1%.  Lower unit volume reflected continued unfavorable conditions for agricultural producers in Brazil and unfavorable weather in the United States.   Operating profit of $22.1 million decreased by $3.1 million from the prior year mainly due to lower unit volume of $4.2 million, higher selling program expenses of $1.7 million, lower selling prices of $1.3 million and increased bad debt reserve of $1.1 million.   Reductions were partially offset by Great Lakes acquisition gains of $5.8 million, acquisition of the Trace Chemicals seed treatment business of $0.9 million, cost reduction program savings of $0.8 million and lower raw material costs of $0.3 million.

Consumer Products

Consumer Products sales of $203.2 million and operating profit of $34.4 million for the second quarter of 2006 resulted entirely from the Merger.

Polymer Processing Equipment

On April 29, 2005, the Company contributed the assets of its Polymer Processing Equipment business into an equity investment and as a result is no longer consolidating the results of this business. The Polymer Processing Equipment business had sales of $7.9 million and an operating loss of $2.5 million in the second quarter of 2005.

Other Businesses

Sales from other businesses of $34.8 million and operating profit of $3.3 million for the second quarter of 2006 resulted entirely from the Merger.

General Corporate

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis. These costs primarily represent corporate administration services, costs related to corporate headquarters and management compensation plan expenses related to executives and corporate managers. General corporate expense also includes all amortization expense. General corporate expense of $29.8 million for the second quarter of 2006 increased $15.5 million from the second quarter of 2005 primarily due to $6.7 million of amortization expense resulting from the Merger, a $2.9 million increase in depreciation expense due to a change in the useful life of certain fixed assets and higher spending related to strategic acquisition, divestiture and other corporate initiatives of $1.6 million.

Other

Interest expense increased $5.1 million in the second quarter of 2006, or 21%, from the comparable period in 2005.  The increase was due primarily to $7.0 million of expense incurred in connection with the 7% Notes assumed from Great Lakes as a result of the Merger, $6.3 million resulting from the April 2006 issuance of $500 million 6.875% Notes and $1.7 million for amortization of fair value adjustments relating to environmental liabilities resulting from the Merger, partially offset by a $5.3 million reduction in interest expense resulting from the December 2005 tender of a portion of the 9.875% Senior Notes due 2012, a $2.1 million decrease from the September 2005 early extinguishment of 7.75% debentures, a $2.3 million decrease from the May 2006 early extinguishment of the Senior Floating Rate Notes due 2010, and a $1.8 million benefit resulting from the amortization of a purchase accounting fair value adjustments relating to debt assumed in the Merger.

Other expense, net, of $9.9 million for the second quarter of 2006 increased $7.1 million from $2.8 million for the comparable period of 2005.  The additional expense resulted primarily from a loss of $12.5 million on the sale of the IWA business and an increase of $1.8 million in fees due primarily to the inclusion of former Great Lakes entities in the accounts receivable securitization program, partially offset by a $3.5 million increase to income from the Davis Standard venture, $1.8 million in interest income resulting from a tax settlement and a $1.2 million reduction in post-retirement benefits expense related to the capping of benefits for certain plans of divested business units.

During the second quarter of 2006, the Company recorded a loss on early extinguishment of debt of $19.5 million.  The loss includes a premium of $15.8 million and the write-off of unamortized deferred costs of $3.7 million.

The effective tax rate from continuing operations for the second quarter of 2006 was 93% compared to 45% for the second quarter of 2005.  Tax expense was impacted by a number of discrete items for the quarter ended June 30, 2006 primarily driven by the disposition of the IWA business, offset by favorable settlements of certain tax examinations, reduction of valuation allowance on deferred tax assets and tax legislative changes.

In June of 2006, the Company settled an outstanding tax issue with the Canadian tax court regarding a Canadian federal tax issue and recognized a tax benefit of $2.2 million.

Discontinued Operations

Earnings from discontinued operations for the second quarter of 2005 of $0.5 million (net of income taxes of $0.1 million) represent the net earnings of the Company’s Refined Products business, which was sold in June of 2005.

In the second quarter of 2005, the Company recognized a loss of $27.6 million (net of an income tax benefit of $14.6 million) as a result of the sale of the Refined Products business.

YEAR-TO-DATE RESULTS

Overview

Consolidated net sales of $1.93 billion for the first six months of 2006 were $740.0 million above year to date 2005 net sales of $1.19 billion. The increase was due to $855.6 million in additional sales resulting from the Merger, $2.0 million from the acquisition of Trace Chemicals and $20.2 million of increased selling prices. These increases were partially offset by a $48.3 million decline due to the deconsolidation of the Polymer Processing Equipment business, a $9.4 million decline due to the divestiture of a Urethanes product line, $14.0 million due to unfavorable foreign currency translation and $66.0 million due to lower unit volume. International sales, including U.S. exports, were 49% of total sales, decreasing slightly from 50% in 2005.  The decrease was due primarily to the lower percentage of international sales from the acquired Great Lakes businesses.

Net earnings for the first six months of 2006 were $13.6 million, or $0.06 per share, as compared to $3.4 million of net earnings, or $0.03 per share, for the first six months of 2005. Year to date 2006 net income includes pre-tax merger related costs of $14.8 million, antitrust costs of $45.1 million, early extinguishment of debt expense of $19.5 million, loss on the divestiture of the IWA business of $12.5 million, $5.8 million of additional depreciation expense resulting from a change in the useful life of certain assets and an asset impairment charge of $5.6 million, partially offset by a credit in facility closures, severance and related costs of $2.8 million, settlement of a note payable of $4.3 million and interest income from a tax refund of $4.0 million.

Net earnings for the first six months of 2005 of $3.4 million, or $0.03 per diluted share, include earnings from discontinued operations of $2.7 million, or $0.02 per diluted share and a loss on the sale of discontinued operations of $27.6 million, or $0.23 per share, related to the Company’s Refined Products business that was sold during the second quarter of 2005. Earnings from continuing operations for the first six months of 2005 were $28.4 million, or $0.24 per diluted share, included pre-tax charges for facility closures, severance and related costs of $24.1 million, merger costs of $8.7 million and antitrust costs of $6.5 million.

Gross profit for the first six months of 2006 and 2005 was $507.0 million and $349.3 million, respectively.  Gross profit as a percentage of sales was 26.2% for the first six months of 2006 as compared to 29.3% for the comparable period in 2005. Gross profit increased by $157.7 million primarily as a result of the Merger. Businesses acquired in the Merger contributed $253.6 million of 2006 year to date gross profit. The Company’s business units increased selling prices by $20.2 million and achieved $5.6 million of savings attributable to cost reduction initiatives, which was substantially offset by lower unit volume of $29.7 million, higher raw material and energy costs of $35.7 million, the deconsolidation of the Polymer Processing Equipment business of $9.3 million, $16.8 million of unfavorable manufacturing variances primarily related to lower production volume, unfavorable currency translation of $4.5 million and higher expenses totaling $25.7 million due to other items such as inventory write-offs, strategic project costs, higher freight costs, increased bad debt accrual, employee stock option expense, general corporate costs, research and development timing and the unfavorable comparison to prior year credit adjustments. The Polymers and Specialty Additives segments benefited from increased pricing which was partially offset by unfavorable manufacturing variances within the two segments.  Higher raw material and energy costs were primarily attributed to the Plastic Additives, Polymer and Specialty Additives segments. Reduced volume was primarily attributed to the Plastic Additives, Specialty Additives and Polymers segments.

During 2005, the Company reclassified certain immaterial amounts relating to operations from other expense, net to cost of products sold and SG&A in the 2005 condensed consolidated statement of earnings.  For the six months ended June 30, 2005, the Company reclassified other expense, net of $3.8 million from other expense, net, which resulted in a credit to cost of products sold of $0.8 million and expense to SG&A of $4.7 million.

Selling, general and administrative expenses of $203.5 million for the first six months of 2006 increased by $78.9 million. The increase was primarily attributable to a $98.6 million increase resulting from the Merger, partially offset by savings of $7.9 million from merger synergy programs and a decrease of $11.1 million due to the deconsolidation of the Polymer Processing Equipment business. All segments benefited from the cost savings programs, with Plastic Additives deriving the most significant benefit. Depreciation and amortization of $97.3 million increased by $39.5 million over the first six months of 2005 primarily due to the Merger. Research and development costs of $32.5 million increased by $11.5 million over the prior year period, primarily as a result of $11.3 million of additional costs resulting from the Merger.

Facility closures, severance and related costs reflected a $2.8 million pre-tax credit for the first six months of 2006 as compared to $24.1 million of pre-tax expense for the first six months of 2005.  The 2006 credit included an adjustment to the reserve for unrecoverable future lease costs at the Tarrytown, NY facility of $3.1 million due to subletting additional space at that site, the reversal of $0.8 million of reserves related to the 1998 closure of its Painesville, Ohio facility, the reversal of $0.4 million of reserves related to the Company’s Enenco facility that was closed in 2004, and the reversal of $0.4 million of reserves related to the Company’s 2004 and 2003 cost savings initiatives, partially offset by $1.9 million of severance costs and asset write-offs resulting from new cost savings initiative implemented in 2006. The 2005 costs of $24.1 million included $20.3 million primarily related to the closure of the Company’s facility in Tarrytown, NY and $5.7 million primarily due to severance costs related to the 2004 activity-based restructuring initiative, partially offset by a $1.9 million credit resulting primarily from the settlement of certain issues with the Company’s partner in the Enenco joint venture. This settlement resulted in recoveries related to certain disputed items and the Company obtaining 100% ownership of the Enenco joint venture.

The Company incurred antitrust costs of $45.1 million for the first six months of 2006 compared to $6.5 million during the comparable 2005 period.  Year to date 2006 antitrust costs included $34.1 million primarily for settlement offers made to certain rubber chemicals, plastic additives and urethanes claimants and $11 million for legal costs associated with the antitrust investigations and civil lawsuits. The 2005 expense represented legal costs associated with the antitrust investigations and civil lawsuits.

During the first six months of 2006, the Company incurred $14.8 million of merger costs compared to $8.7 million in the same 2005 time period. Both amounts are related to the Merger and consist of non-capitalizable merger costs directly attributable to the integration of the two companies.

The asset impairment charge of $5.6 million in 2006 is related to the retained long-lived assets of the IWA business, which was sold in May 2006.

Operating profit of $111.5 million in the first six months of 2006 increased by $4.6 million compared to 2005. The increase was primarily attributed to $130.2 million of additional operating profit resulting from businesses acquired in the Merger, higher selling prices of $20.2 million, cost reduction program savings of $14.2 million, lower facility closure, severance and related costs of $26.9 million and the net impact of acquisitions and divestitures in 2006 of $4.8 million.   These gains were mostly offset by higher raw material and energy costs of $35.7 million, lower sales volume of $29.7 million, unfavorable manufacturing variances of $16.8 million, unfavorable currency translation of $3.7 million, higher antitrust costs of $38.6 million, amortization associated with the Merger of $14.3 million, higher merger costs of $6.1 million, an asset impairment charge of $5.6 million and higher expenses due to other items such as inventory write-off, strategic project costs, higher freight costs, increased bad debt accrual, employee stock option expense, research and development timing and the unfavorable comparison to prior year credit adjustments.

Plastic Additives

Year to date 2006 Plastic Additives sales of $806.7 million increased by 93% compared to 2005 primarily due to a 99% increase in sales resulting from the Merger.  This increase was partially offset by unfavorable foreign currency translation of 2% and lower volume of 5%.  The sales volume decline was primarily the result of customer reaction to late 2004 and 2005 price increases and the related loss of market share in certain product lines. Year to date 2006 operating profit of $73.0 million increased by $40.9 million primarily due to additional operating profit resulting from the Merger and cost reduction program savings of $7.9 million, partially offset by lower volume of $11.7 million, higher raw material and energy costs of $7.9 million and unfavorable manufacturing variances of $2.0 million.

Polymers

Polymer sales of $251.9 million through the first six months of 2006 decreased by 6% from the same prior year period due to lower sales volume of 4%, a 4% decline from the divestiture of a Urethanes product line, unfavorable currency translation of 1%, partially offset by higher selling prices of 2%. EPDM sales were 18% below prior year due to lower sales volume of 21% resulting from lower unit volume due to persistent competitive market pressures associated with over capacity, pricing and competitive products and one-time sales to Asia in 2005 and unfavorable currency translation of 1%, partially offset by higher selling prices of 3%. Urethanes sales were 2% higher than prior year due to higher sales volume of 8% primarily resulting from higher purchases from existing North American customers, geographic penetration into emerging Eastern European markets while higher selling prices accounted for a further 2% increase.  Gains were partially offset by a 6% decrease resulting from a divested product line and unfavorable currency translation of 2%. Year to date operating profit of $34.4 million decreased by $17.0 million from the comparable 2005 period, principally due to higher energy and material costs of $11.7 million, lower volume of $4.6 million, $4.1 million in unfavorable manufacturing variances related to lower production volume and $1.0 of unfavorable currency translation. Reductions were partially offset by increased pricing of $6.2 million, cost reduction program savings of $2.4 million and the net impact of divesting a Urethanes product line of $0.8 million.

Specialty Additives

Specialty Additives sales of $286.4 million through the first six months of 2006 were equal to the prior year.  Higher sales of 6% resulting from product lines acquired in the Merger and higher selling prices of 6% were offset by lower sales volume of 12%. Petroleum Additives sales increased by 23% from the prior year due to merger related sales of 11% and higher selling prices of 11% to offset higher raw material and energy costs and as a result of increased demand for our additives.  Higher sales volume of 1% was primarily due to increased capacity that came on-line in 2005 to meet higher demand for our antioxidant product lines used in motor oils, offset by the loss of a customer in one product line.  Rubber Chemicals sales decreased by 25% from the prior year due to lower sales volume from manufacturing capacity reductions implemented in the prior year and volume losses due to price competition, industry capacity, and customer shutdowns. Year to date operating profit of $32.5 million decreased by $24.0 million from the prior year, principally due to higher raw material and energy costs of $16.5 million, lower volume of $10.9 million, unfavorable manufacturing variances of $9.0 million primarily related to lower production volume and unfavorable currency translation of $1.1 million. These declines were partially offset by $16.8 million of higher selling prices, $2.1 million from cost reduction program savings and $3.6 million in operating profit from businesses acquired in the Merger.

Crop Protection

Crop Protection sales of $189.4 million for the first six months of 2006 increased by 12% over 2005 primarily due to a 16% increase resulting from the Merger. The Company’s Crop Protection business had lower selling prices of 2%, unfavorable currency translation of 1% and decreased volume of 1%.  Year to date operating profit of $45.7 million increased by $1.0 million from the prior year mainly due to the inclusion of $9.3 million in operating profit from product lines acquired in the Merger, cost savings programs of $1.8 million, $1.0 million from the acquisition of the Trace Chemicals and lower raw material and energy costs of $0.5 million.   Gains were partially offset by lower selling prices of $2.7 million, lower sales volume of $2.5 million, unfavorable manufacturing variances of $1.8 million, higher sales program expenses of $2.4 million and increased bad debt reserves of $0.8 million.

Consumer Products

Consumer Products sales of $317.6 million and operating profit of $46.7 million through the first six months of 2006 resulted entirely from the Merger.

Polymer Processing Equipment

On April 29, 2005, the Company contributed the assets of its Polymer Processing Equipment business into an equity investment and as a result is no longer consolidating the results of this business. The Polymer Processing Equipment business had sales of $48.3 million and an operating loss of $3.0 million through April 29, 2005.

Other Businesses

Other sales of $80.1 million and operating profit of $8.9 million through the first six months of 2006 are entirely the result of the Merger.

General Corporate

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis. These costs primarily represent corporate administration services, costs related to corporate heads and management compensation plan expenses related to executives and corporate managers. General corporate expense also includes all amortization expense. General corporate expense of $67.0 million through the first six months of 2006 increased by $31.5 million compared to the same 2005 period primarily due to $14.3 million of amortization expense from the Merger, $5.8 million of additional depreciation expense due to a change in the useful life of certain fixed assets, and $5.1 million of costs related to strategic acquisition, divestiture and other corporate initiatives.

Other

Interest expense increased $9.8 million in the six months ended June 30, 2006, or 20%, from the comparable period in 2005.  The increase was primarily due to $14 million of expense incurred in connection with the 7% Notes assumed in the Merger, $6.6 million resulting from higher average borrowings on the revolving credit facility at higher market interest rates, $3.7 million for amortization of fair value adjustments relating to environmental liabilities assumed in the Merger and $6.3 million resulting from the April 2006 issuance of $500 million 6.875% Notes.  This was partially offset by a $10.7 million reduction in interest expense resulting from the tender of a portion of the 9.875% Senior Notes due 2012 in December 2005, a $4.3 million decrease from the September 2005 early extinguishment of 7.75% debentures, a $3.5 million benefit resulting from the amortization of a purchase accounting fair value adjustments relating to debt assumed in the Merger and a $2.9 million decrease from the May 2006 early extinguishment of the Senior Floating Rate Notes due 2010 and a $1.8 million decrease due to the elimination of accretion of the discount on antitrust civil liabilities.

Other expense, net, of $7.2 million for the six months ended June 30, 2006 increased $0.2 million from $7.0 million for the comparable period of 2005.  The increase is primarily attributable to a loss of $12.5 million on the sale of the IWA business and an increase of $1.1 million in minority interest expense, partially offset by a favorable settlement of a contractual matter of $4.3 million in the first quarter of 2006, a favorable currency exchange of $1.0 million, a $3.6 million increase to income from the Company’s Davis Standard venture, an increase of $1.8 million from interest income related to tax settlements and a reduction in post-retirement benefits expense related to the capping of benefits for certain plans of divested business units.

During 2006, the Company recorded a loss on early extinguishment of debt of $19.5 million.  The loss includes a premium of $15.8 million and the write-off of unamortized deferred costs of $3.7 million.

Income tax expense from continuing operations for six months ended June 30, 2006 and 2005 was $12.6 million and $22.7 million, respectively.  The effective rate of tax for the six months ended June 30, 2006 and 2005 was 48% and 44%, respectively.

The tax expense was impacted by a number of discrete items for the six month period ended June 30, 2006 primarily driven by the disposition of the IWA business, offset by favorable settlements of certain tax examinations, reduction of valuation allowance on deferred tax assets and tax legislative changes.

The effective income tax rate from continuing operations for the first six months of 2005 included additional income tax expense of $2.4 million related to an increase in the deferred tax valuation allowance for certain international and state income tax matters for which realization is uncertain.

In June of 2006, the Company settled an outstanding tax issue with the Canadian tax court regarding a Canadian federal tax issue and recognized a tax benefit of $2.2 million.

Discontinued Operations

Earnings from discontinued operations for the first six months of 2005 of $2.7 million (net of income taxes of $1.4 million) represent the net earnings of the Company’s Refined Products business, which was sold in June 2005.  Earnings from discontinued operations do not include any allocation of general overhead expense.

In the first six months of 2005, the Company recognized a loss of $27.6 million (net of an income tax benefit of $14.6 million) as a result of the sale of the Refined Products business.

CRITICAL ACCOUNTING ESTIMATES

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes.  The Company’s estimates are based on historical experience and currently available information.   Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies footnote in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 describe the critical accounting estimates and accounting policies used in preparation of the consolidated financial statements.  Actual results in these areas could differ from management’s estimates.  With the exception of the accounting for stock based compensation, which is discussed below in Accounting Developments, there have been no significant changes in the Company’s critical accounting estimates during the first six months of 2006.

ACCOUNTING DEVELOPMENTS

In November 2004, the FASB issued Statement No. 151, “Inventory Costs – an Amendment of ARB No. 43, Chapter 4.”  Statement No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, requiring these items be recognized as current-period charges.  In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The Company prospectively adopted the provisions of Statement No. 151 on January 1, 2006.  The adoption of Statement No. 151 changed the timing of when certain manufacturing variances will be recognized in consolidated earnings.  The adoption of Statement No. 151 did not have a material impact on the Company’s consolidated earnings and financial position during the first six months of 2006.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (FASB 123(R)), which replaced Statement No. 123, “Accounting for Stock-Based Compensation” (FASB 123) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).  FASB 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value, beginning with the first annual period after June 15, 2005.  The pro forma disclosures previously permitted under FASB 123 are no longer an alternative to financial statement recognition.   In March 2005, the SEC Staff issued Staff Accounting Bulletin 107, “Share-Based Payment” (SAB 107), which expresses views of the SEC Staff about the application of FASB 123(R). Effective January 1, 2006, the Company adopted FASB 123(R) using the modified prospective method. Under the modified prospective method, the compensation cost for all new awards and awards modified, repurchased or cancelled after the date of adoption of FASB 123(R), as well as the unrecognized compensation cost of unvested awards as of the date of adoption are recognized in earnings based on the grant-date fair value of those awards.  As a result of the provisions of FAS 123(R) and SAB 107, the Company estimates that compensation expense related to share-based payments to employees will reduce 2006 diluted earnings per share by approximately $0.02 per share. However, the Company’s assessment of the estimated compensation expense is affected by its stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the grant-date fair value of any new awards, the volatility of the Company’s stock price and employee stock option exercise behavior. The Company will recognize compensation cost for stock-based awards issued after January 1, 2006 on a straight-line basis over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  As a result of adopting FASB 123(R), on January 1, 2006, incremental stock-based compensation expense recognized was $2.6 million ($1.7 million after-tax and less than $0.01 per basic and diluted earnings per share) for the three months ended June 30, 2006 and was $4.2 million ($2.6 million after-tax and $0.01 per basic and diluted earnings per share) for the six months ended June 30, 2006.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.”  Statement No. 156 provides additional guidance for recognizing servicing assets and liabilities, and is effective for fiscal year’s beginning after September 15, 2006.  Statement No. 156 amends Statement No. 140 to require that all separately recognized servicing assets and liabilities in accordance with Statement No. 140 be initially measured at fair value, if practicable.  Furthermore, Statement No. 156 permits, but does not require, fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting periods.  Statement No. 156 is not expected to have any impact on the Company’s financial position, results of operation or cash flows.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective for fiscal year’s beginning after December 15, 2006.  The Company is currently in the process of evaluating the impact of adopting FIN 48 on its results of operations.

OUTLOOK

The Company will continue its strategy of setting prices that reflect the value in use of the Company’s products and offset as much as possible increases in raw material and energy costs. In doing so, the Company is committed to working with customers to achieve its targeted operating profit margin and, in the case of non-flame retardant plastic additives, to recapture profitable volume lost in the second half of 2005. This will be critical to maintaining and improving operating profit margins as increases in raw material and energy costs are expected to continue through 2006. Increases to raw material and energy costs are anticipated due in large part to the worldwide pricing of hydrocarbon based and precious metal raw materials and natural gas, which the Company uses as raw materials.

Given the expectations with respect to selling prices and raw material and energy costs, the Company anticipates that the third quarter of 2006 will reflect continued strength in the flame retardant and urethanes products and the Consumer Products segment over the third quarter of 2005. Offsetting anticipated strong performance in those segments, the Company currently anticipates continued weakness in demand and pricing in its EPDM and rubber additives product lines.

In response to expectations noted above, the Company is actively working to reduce costs within its control.  The Company will assess how overall decline in demand is affecting manufacturing overhead costs and evaluate ways to control those costs, including the evaluation of manufacturing operations to identify any potential opportunities to optimize those operations and continue to work closely with its customers to maximize profitable volumes.

Based on the results through the first half of 2006, the Company anticipates the following for the full year of 2006:

•                  The EPDM and rubber additives product lines are expected to show results significantly below those in 2005.

•                  Crop Protection is expected to have improved results over 2005.  However, the lack of improvement in the Brazilian agricultural market increases the Company’s risk that such expectations will not be achieved.

•                  Savings of approximately $80 million to $90 million are expected from opportunities identified as a result of the Merger, realized equally between cost of products sold and SG&A.

•                  Continued increase in raw material and energy costs of approximately $100 million over 2005.

•                  Depreciation and amortization of approximately $195 million, which includes $10 million in additional depreciation due to a change in useful life related to the potential sale of a Plastic Additives manufacturing facility.

•                  Overall interest expense of approximately $105 million, which is a decrease of $5 million from first quarter 2006 expectations due to further pay-down of high yield debt completed on July 3, 2006.

•                  Stock option expensing pursuant to FASB No. 123 (R) to increase stock compensation by approximately $9 million.

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

•                  Payments for merger, facility closures, severance and related costs of approximately $50 to $60 million.

•                  Dividends of approximately $50 million, which reflects the increase for the full year impact of the former Great Lakes common shares converting to Chemtura shares.

•                  Antitrust settlement payments are anticipated to range between approximately $50 to $70 million, excluding legal fees.

•                  Continued focus on the divesture of non-core businesses and assets, which may cause a reduction in revenues, cost of products sold, depreciation and SG&A expenses. Negotiations for the divesture of non-core businesses requires concessions of both the buyer and seller on certain terms; therefore, the impact of these divestures can not be completely assessed until the actual terms of the negotiations are final.

•                  An effective tax rate of approximately 41%.

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

The fair market value of long-term debt is subject to interest rate risk.  The Company’s long-term debt amounted to $1,254 million at June 30, 2006.  The fair market value of such debt as of June 30, 2006 was $1,267 million, which has been determined primarily based on quoted market prices.

The Company uses price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases.  These contracts are designated as hedges of a portion of the Company’s forecasted natural gas purchases for a rolling two-year period.  These contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based.  The differential paid or received as natural gas prices change is recognized as an adjustment to cost of products sold.  The fair value of the contracts at June 30, 2006, resulted in an unrealized loss of $7.4 million, which was recorded as a component of accumulated other comprehensive loss, net of tax of $2.8 million.  Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes.  A hypothetical ten percent increase in the cost of natural gas at June 30, 2006 would result in an increase in the fair market value of the outstanding derivatives of $3.9 million to an unrealized loss of $3.5 million; conversely, a hypothetical ten percent decrease in the cost of natural gas would result in a decrease in the fair market value of the outstanding derivatives of $3.9 million to an unrealized loss of $11.3 million.

To manage the mix of fixed and floating rate debt, the Company, from time to time, enters into interest rate swap agreements under which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed-upon notional amounts that are supported by the Company’s current debt positions.  The Company had fixed-to-variable interest rate swaps to manage interest expense on $125 million of the $400 million 7% fixed rate Notes due 2009.  In May 2006, the Company terminated the interest rate swaps resulting in a loss of $2.8 million.  The loss upon terminating the swaps was recorded as an adjustment to the carrying amount of debt.  The Company will amortize the adjustment to the carrying amount of the debt to interest expense over the remaining life of the $400 million fixed rate debt.

There have been no other significant changes in market risk since December 31, 2005.

ITEM 4.  Controls and Procedures

(a)  Disclosure Controls and Procedures

As of June 30, 2006, the Company’s management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been made known to them in a timely manner.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Environmental Matters

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts.  For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operation and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes that such costs are estimable.  The total amount accrued for such environmental liabilities at June 30, 2006, was $135.1 million.  The Company estimates the determinable environmental liability to range from $122.0 million to $176.0 million at June 30, 2006.  The Company’s reserves include estimates for determinable clean-up costs. During the first six months of 2006, the Company recorded a pre-tax charge of $6.6 million to increase its environmental liabilities and made payments of $8.4 million for clean-up costs, which reduced its environmental liabilities.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed the Company’s present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations and cash flows. It is reasonably possible that the Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

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

Vertac - Uniroyal Chemical Company, Inc. (“Uniroyal”) (a wholly owned subsidiary of the Company and now known as Chemtura USA Corporation) and its Canadian subsidiary, Uniroyal Chemical Co./Cie (formerly known as Uniroyal Chemical Ltd./Ltee and now known as Chemtura Canada Co./Cie) were joined with others as defendants in consolidated civil actions brought in the United States District Court, Eastern District of Arkansas, Western Division (“Court”) by the United States of America, the State of Arkansas and Hercules Incorporated (“Hercules”), relating to a Vertac Chemical Company site in Jacksonville, Arkansas.  Uniroyal has been dismissed from the litigation.  However, on May 21, 1997, the Court entered an order finding that Uniroyal Chemical Co./Cie is jointly and severally liable to the United States, and finding that Hercules and Uniroyal Chemical Co./Cie are liable to each other in contribution. On October 23, 1998, the Court entered an order granting the United States’ motion for summary judgment against Uniroyal Chemical Co./Cie and Hercules as to the amount of its claimed removal and remediation costs of $102.9 million at the Vertac site.  Trial on the allocation of these costs as between Uniroyal Chemical Co./Cie and Hercules was concluded on November 6, 1998, and on February 3, 2000, the Court entered an Order finding Uniroyal Chemical Co./Cie liable to the United States for approximately $2.3 million and liable to Hercules in contribution for approximately $0.7 million.  On April 10, 2001, the United States Court of Appeals for the Eighth Circuit (“Appeals Court”) (i) reversed a decision in favor of the United States and against Hercules with regard to the issue of divisibility of harm and remanded the case back to the Court for a trial on the issue; (ii) affirmed the finding of arranger liability against Uniroyal Chemical Co./Cie; and (iii) set aside the findings of contribution between Hercules and Uniroyal Chemical Co./Cie by the Court pending a decision upon remand.  The Appeals Court also deferred ruling on all constitutional issues raised by Hercules and Uniroyal Chemical Co./Cie pending subsequent findings by the Court.  On June 6, 2001, the Appeals Court denied Uniroyal Chemical Co./Cie’s petition for rehearing by the full Appeals Court on the Appeals Court’s finding of arranger liability against Uniroyal Chemical Co./Cie and on December 10, 2001, Uniroyal

Chemical Co./Cie’s Petition for a Writ of Certiorari to the United States Supreme Court with regard to the issue of its arranger liability was denied.  On December 12, 2001, the Court concluded hearings pursuant to the April 10, 2001 remand by the Appeals Court and briefing on the issue of divisibility was completed in January 2003.  On March 30, 2005, the Court entered a memorandum opinion and order finding no basis for Hercules’ claim of divisibility of harm for the damages arising from the remediation for which Hercules and Uniroyal Chemical Co./Cie had previously been found jointly and severally liable. The Court also rejected challenges to the constitutionality of CERCLA and its application in this case. Further, the Court affirmed its earlier findings regarding allocation. The net result of the memorandum opinion and order is the allocation of liability upon Uniroyal Chemical Co./Cie of 2.6 percent of the damages imposed jointly and severally upon Uniroyal Chemical Co./Cie and Hercules. This finding returns the parties to the positions held following the Court’s February 3, 2000 order, which resulted in liability upon Uniroyal Chemical Co./Cie to the United States for approximately $2.9 million and liability to Hercules for contribution for approximately $0.7 million.  The Eighth Circuit Court of Appeals affirmed the judgment on July 13, 2006.  Further appellate proceedings are anticipated.

Petrolia - In April 2004, the Company and other owners of property near our former Petrolia, Pennsylvania facility were named as defendants in a toxic tort class action lawsuit alleging contamination in and around the named areas that gave rise to certain property damage and personal injuries.  The plaintiffs also sought clean-up by the defendants of the alleged contamination.  On October 18, 2005, the Court issued its Memorandum Opinion and Order denying the plaintiffs’ motion for class certification, and on August 2, 2006, the Pennsylvania Superior Court affirmed the lower court’s opinion.

Legal Proceedings

Conyers - The Company and certain of its former officers and employees were named as defendants in six putative state class action lawsuits filed in three counties in Georgia and one putative class action lawsuit filed in the United States District Court for the Northern District of Georgia pertaining to the fire at the Company’s Conyers, Georgia warehouse on May 25, 2004. Of the five putative state class actions, two were voluntarily dismissed by the plaintiffs, leaving three such lawsuits remaining.  These remaining putative state class actions, as well as the putative class action pending in federal district court seek recovery for economic and non-economic damages allegedly arising from the fire. Punitive damages are sought in the Davis case in Rockdale County, Georgia and the Martin case in the United States District Court for the Northern District of Georgia.  The Martin case also seeks a declaratory judgment to reform certain settlements, as well as medical monitoring and injunctive relief. The Company intends to vigorously defend against these lawsuits.

The Company has also been named as a defendant in ten lawsuits filed by individual or multi-party plaintiffs in the Georgia and Federal courts pertaining to the May 25, 2004 fire at its Conyers, Georgia warehouse.  The plaintiffs in these lawsuits seek recovery for economic and non-economic damages, including punitive damages in seven of these ten lawsuits.  One of the lawsuits, the Diana Smith case, was filed in the United States District Court for the Northern District of Georgia against the Company, as well as the City of Conyers and Rockdale County, and includes allegations similar to those in the other lawsuits noted above, but adding claims for alleged civil rights violations, federal Occupational Safety and Health Administration violations, Georgia Racketeer Influenced and Corrupt Organizations Act violations, criminal negligence, reckless endangerment, false imprisonment, and kidnapping, among other claims. The Company intends to vigorously defend against these lawsuits.

Within one day of the fire, the Company established a claims office to resolve all legitimate economic and personal injury claims in the Rockdale County, Georgia area.  The Company still maintains a claims office in Conyers, and continues to negotiate the settlement of claims whether submitted through the claims office or otherwise.

At the time of the fire, the Company maintained, and continues to maintain, property and general liability insurance.  The Company believes that its general liability policies will adequately cover any third party claims and legal and processing fees in excess of the amounts that were recorded through June 30, 2006.

Albemarle Corporation - In May 2002, Albemarle Corporation filed two complaints against the Company in the United States District Court for the Middle District of Louisiana, one alleging that the Company infringed three process patents held by Albemarle Corporation relating to bromine vacuum tower technology, and the other alleging that the Company infringed or contributed to or induced the infringement of a patent relating to the use of decabromodiphenyl ethane as a flame retardant in thermoplastics. On a motion by the Company and over Albemarle’s objection, the cases were consolidated.  In addition, the Company filed a counterclaim with the District Court in the flame retardant cases, alleging, among other things, that the Albemarle patent is invalid or was obtained as a result of inequitable conduct from the United States Patent and Trademark Office. In March 2004, Albemarle amended its consolidated complaint to add additional counts of patent infringement and trade secret violations.  The Company believes that the allegations of Albemarle in the consolidated complaint, as well as the allegations in the additional counts, are without basis factually or legally, and intends to defend the case vigorously.  On October 25, 2005, Albemarle filed a complaint against Chemtura Corporation and Great Lakes Chemical Corporation in the United States District Court for the Middle District of Louisiana alleging that Chemtura and Great Lakes infringed a recently granted U.S. patent held by Albemarle relating to a decabromodiphenyl ethane “wet cake” intermediate product.  The

Company believes that the allegations of the complaint are without basis, factually or legally, and intends to defend the case vigorously.  The parties are currently completing the discovery phase of the cases and, in the first case described above, are preparing for a hearing on claim construction scheduled for the fourth quarter of 2006.

OSCA – Great Lakes previously held interests in a company named OSCA, Inc., which interests were divested to BJ Services Company in May 2002.  OSCA is a party to certain pending litigation regarding a blowout of a well in the Gulf of Mexico operated by Newfield Exploration Company.  In the lawsuit, the plaintiffs claimed that OSCA and the other defendants breached their contracts to perform work-over operations on the well and were negligent in performing those operations. Pursuant to an indemnification agreement between Great Lakes and BJ Services entered into at the time of the sale of OSCA, Great Lakes agreed to remain responsible for 75% of any uninsured liability and costs in excess of $3 million incurred by OSCA upon settlement or final determination of this pending litigation. In April 2002, a jury found OSCA and the other defendants responsible for those claims and determined OSCA’s share of the damages.  In connection with the lawsuit, OSCA asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident. Following a related trial on these insurance coverage claims, the court issued its final judgments on the underlying liability claims and the insurance coverage claims, entering judgment against OSCA for a net amount of approximately $13.3 million plus interest and finding that such amount was not covered by insurance. The Company and BJ Services appealed certain of the liability and insurance coverage decisions.  In April 2006, the United States Fifth Circuit Court of Appeals affirmed the jury’s verdict on liability against OSCA, but reversed in part the District Court’s decision regarding insurance coverage available to OSCA and remanded the matter to the District Court.  The District Court will now determine what portion of the judgment against OSCA is covered by insurance after applying a policy exclusion that the Fifth Circuit found to be valid and applicable.

Each quarter the Company evaluates and reviews pending claims and litigation to determine appropriate reserve amounts.  As of June 30, 2006, the Company’s accrual for probable loss in the aforementioned cases is immaterial.  In addition, the related receivable to reflect probable insurance recoveries is also immaterial.

The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters.  The resolution of the legal proceedings now pending or hereafter asserted against the Company or any of its subsidiaries could require the Company to pay costs or damages in excess of its present estimates, and as a result could, either individually or in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Antitrust Investigations and Related Matters

Antitrust Investigations

Rubber Chemicals

On May 27, 2004, the Company pled guilty to a one-count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period from July 1995 to December 2001. The U.S. federal court imposed a fine of $50.0 million, payable in six annual installments, without interest, beginning in 2004. In light of the Company’s cooperation with the U.S. Department of Justice (the “DOJ”), the court did not impose any period of corporate probation.  On May 28, 2004, the Company pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Canadian federal court imposed a sentence requiring the Company to pay a fine of CDN $9.0 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid (in U.S. dollars) $2.3 million in 2004 and $2.3 million in 2005, in cash, for the U.S. and Canadian fines. Remaining cash payments for the U.S. and Canadian fines are expected to equal (in U.S. dollars) approximately $6.9 million in 2006; $11.5 million in 2007; $16.2 million in 2008; and $18.4 million in 2009. The Company recorded a pre-tax charge of $45.2 million against results of operations for its fiscal year ended December 31, 2003, as a reserve for the payment of the U.S. and Canadian fines, which represented the present value of the expected payments.

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

Other Product Areas

The Company and certain of its subsidiaries are subjects of, and continue to cooperate in, coordinated criminal and civil investigations being conducted by the DOJ, the Canadian Competition Bureau and the EC (collectively, the “Governmental Authorities”) with respect to possible antitrust violations relating to the sale and marketing of certain other products, including ethylene propylene diene monomer (EPDM); heat stabilizers, including tin-based stabilizers and precursors, mixed metal stabilizers and epoxidized soybean oil (ESBO); nitrile rubber; and, in the case of the DOJ and the Canadian Competition Bureau, urethanes and urethane chemicals.  The DOJ has notified the Company that its investigations with respect to EPDM and Plastics are closed, and the EC has notified the Company that it has closed its investigation with respect to urethanes, urethane chemicals and EPDM.  Such investigations concern anticompetitive practices, including price fixing and customer or market allocations, undertaken by the Company and such subsidiaries and certain of their officers and employees. The Company and its subsidiaries that are subject to the investigations have received from each of the Governmental Authorities verbal or written assurances of conditional amnesty from prosecution and fines. The EC’s grant of conditional amnesty with respect to heat stabilizers is presently limited to tin-based stabilizers and their precursors, but the Company expects to be granted conditional amnesty by the EC with respect to mixed metal stabilizers and ESBO.  The assurances of amnesty are conditioned upon several factors, including continued cooperation with the Governmental Authorities. The Company is actively cooperating with the Governmental Authorities regarding such investigations.

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

The Company’s antitrust costs, which are comprised primarily of settlements and legal costs, increased from $12.8 million (pre-tax) during the immediately prior fiscal quarter ended March 31, 2006 to $32.3 million (pre-tax) for the fiscal quarter ended June 30, 2006.  The antitrust costs for the second quarter of 2006 include $26.3 million primarily for settlement offers made to certain rubber chemicals claimants and $6.0 million for legal costs associated with the antitrust investigations and civil lawsuits.  The Company expects to continue to incur costs, which may be substantial, until all antitrust investigations are concluded and civil claims are resolved.

Civil Lawsuits

Except for those actions indicated as being subject to a settlement agreement, dismissed by the applicable court or as otherwise provided, the actions described below under “Civil Lawsuits” are in early procedural stages of litigation.  Although the actions described below have not had a material adverse impact on the Company, we cannot predict the outcome of any of those actions. The Company will seek cost-effective resolutions of the various pending and threatened legal proceedings against the Company; however, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  Except for direct purchaser claims with respect to rubber chemicals, EPDM, nitrile rubber and urethanes, the Company has not recorded a charge for potential liabilities and expenses in connection with the civil claims not subject to any settlement agreement, because such costs cannot be reasonably estimated at this time.

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

At June 30, 2006, the Company has a remaining reserve of $74.3 million included in accrued expenses on its consolidated balance sheet relating to this Global Settlement Agreement.  The $74.3 million accrual covers all direct purchaser antitrust claims in the rubber, EPDM, urethanes and nitrile rubber civil cases in the United States, for which a reasonable estimate can be made.  The accrual represents the Company’s estimate of probable liability on these matters.  The Company periodically reviews its accruals as additional information becomes available, and may adjust its accruals based on later occurring events.  The Company is unable to estimate the reasonable possible loss in excess of the accrual, but the aggregate amount claimed in the various matters subject to the accrual is materially in excess of the accrual.  The remaining direct and indirect lawsuits not covered by the accrual are in the early procedural phase of litigation, and the Company cannot make any reasonable estimate of the probable liability associated with these cases.

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

ParaTec Elastomers Cross-Claims. A defendant in the class action lawsuit relating to nitrile rubber, ParaTec Elastomers LLC, a former joint venture in which the Company previously owned a majority interest but now has no interest, has asserted cross claims against the Company and its subsidiary Uniroyal in this class action, seeking indemnification for settlements that ParaTec Elastomers LLC has entered into and damages that ParaTec Elastomers LLC has allegedly suffered or may suffer as a result of the Company’s actions, including the Company’s alleged failure to obtain immunity for ParaTec Elastomers with respect to the EC’s investigation of the sale and marketing of nitrile rubber.  The ParaTec Elastomers complaint seeks damages of unspecified amounts, including attorneys’ fees and punitive damages with respect to certain of the alleged causes of action, injunctive relief, pre- and post-judgment interest, costs and disbursements and such other relief as the court deems just and proper.  On August 6, 2004, the Company filed a motion to dismiss the cross claims, or in the alternative to compel arbitration.  On September 29, 2005, the motion to dismiss was granted with respect to the plaintiff’s claims of violation of the Connecticut Unfair Trade Practices Act, breach of contract, fraud and promissory estoppel.  The motion to dismiss was denied with respect to the plaintiff’s claims for contractual indemnification pursuant to the ParaTec Elastomers LLC Agreement, breach of fiduciary duty and breach of covenant of good faith and fair dealing.  In addition, the court denied the Company’s motion to compel arbitration.  The Company has appealed the denial of its motion to compel arbitration.  The Company believes these claims are without merit, as they relate to conduct occurring exclusively after the ParaTec Elastomers was sold.  No accrual has been made because we believe the likelihood of any loss is remote.

Remaining Direct and Indirect Purchaser Lawsuits. The Company, individually or together with its subsidiary Uniroyal, and other companies, continues to be or has become a defendant in certain direct and indirect purchaser lawsuits filed in federal courts during the period from May 2004 through June 2006 involving the sale of rubber chemicals, EPDM, polychloroprene, nitrile rubber, plastic additives, and urethanes and urethane chemicals. The complaints in the direct purchaser actions (as further described below) principally allege that the defendants conspired to fix, raise, maintain or stabilize prices for rubber chemicals, EPDM, polychloroprene, nitrile rubber, plastic additives, or urethanes and urethane chemicals, as applicable, sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities. With respect to the direct purchaser class action relating to rubber chemicals filed in the United States District Court, Middle District of Tennessee (as further described below), the complaint also alleges that the defendants conspired to fix, raise, stabilize and maintain the price of rubber chemicals and allocate markets in the named jurisdictions in violation of the Tennessee Trade Practices Act. With respect to the indirect purchaser class action relating to plastic additives (as further described below), the complaint principally alleges that the defendants conspired to fix, raise, stabilize and maintain the price of plastic additives and allocate markets and customers in the named jurisdictions in violation of certain antitrust statutes and consumer protection and unfair or deceptive practices laws of the relevant jurisdictions, and that this caused injury to purchasers in the foregoing states who paid more to purchase indirectly plastics additives as a result of such alleged anticompetitive activities.  With respect to the complaints relating to the sale of polychloroprene (as further described below), although the Company does not sell or market polychloroprene, the complaints allege that the Company and producers of polychloroprene conspired to raise prices with respect to polychloroprene and the other products included in the complaint collectively in one conspiracy.  In each of the foregoing actions, the plaintiffs seek, among other things, treble damages of unspecified amounts, costs (including attorneys’ fees) and injunctive relief preventing further violations of the Sherman Act (with respect to the direct purchaser actions) or the improper conduct alleged in the complaint (with respect to the indirect purchaser class action).

•              With respect to rubber chemicals, the Company, Uniroyal and other companies remain defendants in the consolidated rubber chemicals direct purchaser lawsuit previously subject to the Global Settlement Agreement.  The company and Uniroyal are also defendants in a direct purchaser lawsuit filed in the United States District Court, Middle District of Tennessee.  The Company has settled claims in two previously pending direct purchaser lawsuits.  The plaintiffs in a previously pending indirect purchaser lawsuit filed in the United States District Court, Eastern District of Tennessee filed a Notice of Voluntary Dismissal on April 27, 2006.

•             The first direct purchaser lawsuit, as amended, was filed on March 15, 2005 in the United States District Court, Northern District of California, by plaintiffs on behalf of themselves and a class consisting of all persons and entities who purchased rubber chemicals in the United States directly from any of the defendants or from any present or former parent, subsidiary or affiliate thereof at any time during the period from May 1, 1995 to December 31, 2001.  The plaintiffs in this lawsuit consist of the plaintiffs that had been previously subject to the now partially terminated Global Settlement Agreement.  In the fourth quarter of 2005, the Company and Uniroyal entered into settlement agreements with four plaintiffs in this lawsuit, as well as the plaintiffs in two previously pending direct purchaser lawsuits filed in Pennsylvania and Ohio by RBX Industries, Inc. and Goodyear Tire & Rubber Company, respectively.  The purchases by these plaintiffs represent over half of the Company’s relevant U.S. rubber chemicals sales during the periods covered by the lawsuits.  Pursuant to these settlement agreements, the Company paid an aggregate of $50.8 million in exchange for the plaintiffs’ release of their claims against the Company. The settlement agreement with Goodyear Tire & Rubber Company also resolves Goodyear’s federal direct purchaser lawsuit against the Company with respect to purchases of EPDM and polychloroprene, as described below, and the aggregate settlement amount of $50.8 million includes the settlement amount for such other lawsuit.  A trial date has not yet been set.

In connection with these settlements in the rubber chemical cases, the Company reduced the accrual for its probable loss in the remaining unsettled cases by $11 million in December 2005.  The Company revised its accrual to reflect its actual exposure in the settled cases, which cases constituted a majority of the claims and included some of the largest claimants.

•              The second lawsuit was filed on June 29, 2006, in the United States District Court, Middle District of Tennessee by Bridgestone Americas Holding, Inc, Bridgestone Firestone North American Tire, LLC, Bandag, Incorporated, and Pirelli Tire, LLC with respect to purchases of rubber chemicals from one or both of the defendants.

•              The third lawsuit was filed on March 9, 2005, in the United States District Court, Northern District of Ohio (now transferred to the Northern District of California), by Parker Hannifin Corporation and PolyOne Corporation with respect to purchases of rubber chemicals from one or more of the defendants.  The claims with respect to this lawsuit have been settled.

•              The fourth lawsuit was filed on June 1, 2005, in the United States District Court, Northern District of California, by Caterpillar Inc., Carlisle Companies Incorporated and certain subsidiaries of Carlisle Companies Incorporated with respect to purchases of rubber chemicals from one or more of the defendants.  The claims with respect to this lawsuit have been settled.

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

•              The remaining federal purchaser lawsuit is a multi-product lawsuit.  The Company, Uniroyal and other companies are also defendants in a direct purchaser lawsuit filed on November 16, 2004, in the United States District Court, Northern District of Ohio, by Parker Hannifin Corporation and PolyOne Corporation with respect to purchases of EPDM, nitrile rubber and polychloroprene from one or more of the defendants.  This action has been transferred to the District of Connecticut. Parker Hannifin Corporation’s claims with respect to the nitrile rubber portion of this suit have been settled.  All of PolyOne’s claims with respect to this lawsuit have been settled.  In December 2005, the Company and Uniroyal entered into a settlement agreement with Goodyear Tire & Rubber Company with respect to a previously pending single direct purchaser lawsuit filed on May 7, 2004, as amended, in the United States District Court, Northern District of Ohio (subsequently transferred to the District of Connecticut), by Goodyear Tire & Rubber Company with respect to purchases of EPDM and polychloroprene.  This settlement agreement also resolves the federal direct purchaser lawsuit by Goodyear Tire & Rubber Company against the Company with respect to rubber chemicals, as described above.

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

The Company and its defendant subsidiaries have filed motions to dismiss with respect to six of the seven pending lawsuits. Certain motions to dismiss remain pending, and other motions to dismiss have been denied by the applicable court, which are being, or will be, appealed by the Company and its defendant subsidiaries.

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

Plastic Additives. With respect to plastic additives, the Company and other companies are defendants in two pending putative indirect purchaser class action lawsuits.  The two outstanding lawsuits were filed in California and Nebraska, respectively, and the putative class of each action comprises all persons or entities in each of the applicable states who purchased indirectly plastic additives at any time from any of the defendants, other than for resale, during various periods, each commencing on January 1, 1990.  Each of the foregoing lawsuits principally alleges that the defendants and co-conspirators agreed to fix, raise, stabilize and maintain the price of plastic additives in violation of the laws of jurisdictions named in the complaints, as applicable, and that this caused injury to purchasers who paid more to purchase plastic additives as a result of such alleged anticompetitive activities. The plaintiffs seek, among other things, treble damages of an unspecified amount, costs (including attorneys’ fees) and/or injunctive relief preventing the defendants from continuing the unlawful activities alleged in the complaint. The Company has filed motions to dismiss in both of these cases, two of which have been denied by the applicable court and one of which remains pending.

Nitrile Rubber. With respect to nitrile rubber, the Company, its subsidiary Uniroyal, and other companies are defendants in fourteen pending putative indirect purchaser class action lawsuits filed during the period of March 2004 through February 2005 in state courts.  A previously pending indirect purchaser lawsuit filed in Arizona has been dismissed.

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

•              Two of the outstanding lawsuits were filed in Vermont and Nebraska from January 2005 through February 2005, and the putative class of each action comprises all persons or entities in each of the applicable states who purchased indirectly nitrile rubber manufactured, sold or distributed by the defendants, other than for resale, during January 1, 1995 through June 30, 2003. The complaints principally allege that the defendants conspired to fix, raise, stabilize and maintain the price of nitrile rubber in violation of the laws of these states. The plaintiffs seek, among other things, damages of unspecified amounts and costs (including attorneys’ fees).

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

•              The second multi-product lawsuit was filed in Pennsylvania on February 14, 2005, as thereafter amended, and the putative class comprises all natural persons who, within Pennsylvania, purchased for non-commercial purposes any product containing rubber and urethane products (defined to include rubber chemicals, EPDM, nitrile rubber, urethanes) manufactured or sold by any of the defendants, and which were the subject of price-fixing by any of the defendants or any co-conspirator, at any time from January 1, 1994 through December 31, 2004.  The complaint principally alleges that the defendants agreed to fix, raise, stabilize and maintain the price of rubber chemicals distributed or sold in the applicable state and throughout the United States in violation of the laws of that state, and that the plaintiff and the alleged class were injured. The plaintiff seeks, among other things, damages of an unspecified amount, interest and attorneys’ fees and costs.  The Company filed a motion to dismiss this action, which was denied.

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

The EPDM Settlement Agreement required that the Company pay CDN $4.5 million (approximately U.S. $3.9 million) to the class claimants in Canada covering all direct and indirect purchasers of EPDM during the class period of January 1, 1997 to December 31, 2001 in exchange for the final dismissal with prejudice of the lawsuit as to the Company and its subsidiary defendants and a complete release of all claims against the Company and its subsidiary defendants set forth in the lawsuits.  This settlement amount was accrued in the third quarter of 2005 and was paid in the fourth quarter of 2005. The EPDM Settlement Agreement, which has been approved by the applicable courts, permitted potential class members to opt out of the class and the Company to recover a portion of the settlement funds with respect to those potential class members that chose to opt out of the settlement. The opt-out period expired on March 6 and one class member opted out.  In April of 2006, the Company recovered CDN $338,309 (approximately $300,000) in previously paid settlement funds related to this opt-out.

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

The Rubber Chemicals Settlement Agreement proposes the certification of the lawsuits as class actions for purposes of the settlement and provides that the Company will pay CDN $7.2 million (approximately U.S. $6.5 million) to the class claimants in Canada covering all persons who purchased rubber chemicals products in Canada during the class period of July 1, 1995 to December 31, 2001, in exchange for the final dismissal with prejudice of the lawsuits as to the Company and its defendant subsidiaries and a complete release of all claims against the Company and its defendant subsidiaries set forth in the lawsuits. The Rubber Chemicals Settlement Agreement has been approved by the courts in Ontario, Quebec and British Columbia.  The opt out period during which potential class members may opt out of the class is expected to end on or about September 18, 2006.  The company may recover a portion of the settlement funds with respect to up to four potential class members who choose to opt out of the settlement.

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

ITEM 1A. Risk Factors

The Company’s risk factors have been described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.  There have been no significant changes in the Company’s risk factors during the six months of 2006.

ITEM 6.   Exhibits

The following documents are filed as part of this report:

Number	Description
10.1

Sale and Purchase Agreement dated as of May 12, 2006, by and among the Registrant, various subsidiaries of the Registrant and MCAW Group Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s May 18, 2006 Form 8-K.)

10.2

Form of Amendment No. 4 to the Credit Agreement by and among the Registrant, various lenders and Citibank, N.A., as Agent, dated as of May 9, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s May 26, 2006 Form 8-K.)

10.3	Employment Agreement dated as of June 13, 2006, by and between the Registrant and Robert L. Wood (incorporated by reference to Exhibit 10.1 to the Registrant’s June 19, 2006 Form 8-K.)

15	Accountants’ Acknowledgement (filed herewith).

31.1	Certification of Periodic Report by the Registrant’s Chief Executive Officer (Section 302) (filed herewith.)

31.2	Certification of Periodic Report by the Registrant’s Chief Financial Officer (Section 302) (filed herewith.)

32.1	Certification of Periodic Report by the Registrant’s Chief Executive Officer (Section 906) (filed herewith.)

32.2	Certification of Periodic Report by the Registrant’s Chief Financial Officer (Section 906) (filed herewith.)

CHEMTURA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMTURA CORPORATION

       (Registrant)

Date: August 7, 2006	/s/ Michael F. Vagnini
Name: Michael F. Vagnini
Title: Senior Vice President and Controller
(Principal Accounting Officer)

Date: August 7, 2006	/s/ Barry J. Shainman
Name: Barry J. Shainman
Title: Vice President and Secretary