Form 10-Q
period 2006-09-30
Chemtura CORP
filed 2006-11-13
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

The number of shares of common stock outstanding as of the latest practicable date is as follows:

Number of shares outstanding
Class	at September 30, 2006
Common Stock - $.01 par value	240,675,031

CHEMTURA CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2006

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements and Accompanying Notes

CHEMTURA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
Quarter and nine months ended September 30, 2006 and 2005
(In thousands of dollars, except per share data)

	Quarter ended		Nine months ended
	2006	2005	2006	2005

Net sales	$917,011	$918,416	$2,849,095	$2,110,475

Cost of products sold	698,201	703,353	2,123,248	1,546,085
Selling, general and administrative	103,546	101,865	307,295	227,772
Depreciation and amortization	50,943	46,244	148,261	104,107
Research and development	16,593	15,582	49,115	36,565
Facility closures, severance and related costs	863	220	(1,913)	24,295
Antitrust costs	25,669	6,716	70,752	13,220
Merger costs	1,102	19,378	15,892	28,064
In-process research and development	—	75,400	—	75,400
(Gain) loss on sale of businesses, net	(113)	—	12,362	—
Income related to sale of Gustafson joint venture	(1,500)	—	(1,500)	—
Impairment of non-current assets	74,653	—	80,263	—
Equity income	(1,074)	(602)	(1,545)	(776)
Operating profit (loss)	(51,872)	(49,740)	46,865	55,743
Interest expense	22,401	29,171	80,871	77,886
Loss on early extinguishment of debt	24,348	10,859	43,897	10,859
Other expense (income), net	3,129	1,923	(2,385)	7,572

Loss from continuing operations before income taxes	(101,750)	(91,693)	(75,518)	(40,574)
Income tax expense (benefit)	(15,933)	28,592	(3,326)	51,308

Loss from continuing operations	(85,817)	(120,285)	(72,192)	(91,882)
Earnings (loss) from discontinued operations	—	(25)	—	2,631
Gain (loss) on sale of discontinued operations	45,925	1,388	45,925	(26,234)
Net loss	$(39,892)	$(118,922)	$(26,267)	$(115,485)

Basic earnings (loss) per common share:
Loss from continuing operations	$(0.36)	$(0.51)	$(0.30)	$(0.58)
Earnings (loss) from discontinued operations	—	—	—	0.02
Gain (loss) on sale of discontinued operations	0.19	0.01	0.19	(0.17)
Net loss	$(0.17)	$(0.50)	$(0.11)	$(0.73)

Diluted earnings (loss) per common share:
Loss from continuing operations	$(0.36)	$(0.51)	$(0.30)	$(0.58)
Earnings (loss) from discontinued operations	—	—	—	0.02
Gain (loss) on sale of discontinued operations	0.19	0.01	0.19	(0.17)
Net loss	$(0.17)	$(0.50)	$(0.11)	$(0.73)

Dividends per common share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to condensed consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2006 (Unaudited) and December 31, 2005
(In thousands of dollars)

	September 30,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$127,324	$138,556
Accounts receivable	308,183	547,857
Inventories	678,796	661,617
Other current assets	232,939	193,570
Total current assets	1,347,242	1,541,600

NON-CURRENT ASSETS
Property, plant and equipment, net	1,142,600	1,192,335
Cost in excess of acquired net assets	1,188,967	1,211,459
Intangible assets, net	567,122	620,677
Other assets	372,586	419,932
	$4,618,517	$4,986,003

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term borrowings	$49,929	$60,168
Accounts payable	267,233	310,485
Accrued expenses	407,675	444,336
Income taxes payable	134,013	160,700
Total current liabilities	858,850	975,689

NON-CURRENT LIABILITIES
Long-term debt	1,069,059	1,309,603
Pension and post-retirement health care liabilities	576,642	618,539
Other liabilities	284,016	306,775

STOCKHOLDERS’ EQUITY
Common stock	2,522	2,515
Additional paid-in capital	3,001,904	2,950,649
Accumulated deficit	(932,196)	(869,873)
Accumulated other comprehensive loss	(75,438)	(141,052)
Treasury stock at cost	(166,842)	(166,842)
Total stockholders’ equity	1,829,950	1,775,397
	$4,618,517	$4,986,003

See accompanying notes to condensed consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30, 2006 and 2005
(In thousands of dollars)

Increase (decrease) in cash	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,267)	$(115,485)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Loss on sale of businesses, net	12,362	—
(Gain) loss on sale of discontinued operations	(45,925)	26,234
Income related to sale of Gustafson	(1,500)	—
Impairment of non-current assets	80,263	—
Loss on early extinguishment of debt	43,897	10,859
Depreciation and amortization	148,261	106,887
Stock-based compensation expense	10,079	3,291
Equity income	(7,309)	(776)
In-process research and development	—	75,400
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	51,414	112,878
Accounts receivable - securitization	213,759	(58,158)
Inventories	(4,659)	45,195
Accounts payable	(48,798)	(95,699)
Deposit for civil antitrust settlement	—	(40,315)
Pension and post-retirement health care liabilities	(58,710)	(47,750)
Other	(85,156)	(48,617)
Net cash provided by (used in) operations	281,711	(26,056)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	135,742	92,002
Acquisitions, net of cash acquired	(6,734)	69,405
Merger transaction costs paid	(8,409)	(16,360)
Capital expenditures	(77,844)	(58,303)
Other investing activities	406	(56)
Net cash provided by investing activities	43,161	86,688

CASH FLOWS FROM FINANCING ACTIVITIES
(Payments on) proceeds from credit facility	(414,095)	122,000
Proceeds on long-term borrowings	497,262	9,000
Payments on long-term borrowings	(323,689)	(132,241)
Payments on short-term borrowings	(13,963)	(413)
Premium paid on early extinguishment of debt	(35,570)	(3,323)
Payment for debt issuance costs	(5,775)	(2,478)
Dividends paid	(36,065)	(23,997)
Repayment of life insurance policy loan	(9,854)	—
Proceeds from exercise of stock options	3,191	74,752
Other financing activities	(2,177)	(1,833)
Net cash (used in) provided by financing activities	(340,735)	41,467

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	4,631	(8,535)
Change in cash and cash equivalents	(11,232)	93,564
Cash and cash equivalents at beginning of period	138,556	158,700
Cash and cash equivalents at end of period	$127,324	$252,264

CHEMTURA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited) - Continued
Nine months ended September 30, 2006 and 2005
(In thousands of dollars)

2005
SUPPLEMENTAL SCHEDULE FOR NON-CASH INVESTING TRANSACTIONS:
Fair value of non-cash assets acquired in acquisition	$2,768,012
Cash acquired in acquisition	125,747
In-process research and development	75,400
Issuance of common stock in acquisition, net of registration costs	(1,852,624)
Treasury stock acquired	166,842
Liabilities assumed in acquisition	$1,283,377

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

ACCOUNTING POLICIES
Presentation of Condensed Consolidated Financial Statements

The information in the foregoing condensed consolidated financial statements for the quarter and nine months ended September 30, 2006 and September 30, 2005 are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature, except as otherwise disclosed in the accompanying notes to the condensed consolidated financial statements.

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

On June 24, 2005, the Refined Products business was sold to Sun Capital Partners Group, Inc.  Accordingly, the accompanying condensed consolidated financial statements for 2005 reflect the results of the Refined Products business as earnings from discontinued operations (net of tax) through the date of the sale.  The condensed consolidated statements of cash flows have not been adjusted to separately reflect the discontinued operation and thus include the cash flows of the Refined Products business through the sale date.  Refer to the discontinued operations footnote for further information.

Certain financial information and footnote disclosures included in the annual financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q.  The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2005 Annual Report on Form 10-K.  The consolidated results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results expected for the full year.

Operating Costs and Expenses

Cost of products sold includes all costs incurred in manufacturing products, including raw materials, direct manufacturing costs and manufacturing overhead.  Cost of products sold also includes warehousing; distribution; engineering (other than polymer processing equipment design engineering); purchasing; customer service and environmental, health and safety functions, and shipping and handling costs for outbound product shipments.  Selling, general and administrative expense (SG&A) includes costs and expenses related to the following functions and activities: selling, advertising, polymer processing equipment design engineering, information technology, legal, provision for doubtful accounts, corporate facilities and corporate administration.  SG&A also includes accounting, finance and human resources, excluding direct support in manufacturing operations, which is included as cost of products sold.  Research and development expenses (R&D) include basic and applied research and development activities of a technical and non-routine nature.  R&D costs are expensed as incurred.  Costs of products sold, SG&A and R&D expenses exclude depreciation and amortization expenses, which are presented on a separate line in the condensed consolidated statements of earnings.

Also included in cost of products sold for the third quarter and nine months ended September 30, 2005 is $37.1 million related to the fair value impact of purchase accounting on inventory resulting from the Merger.

Other (Income) and Expenses

The following table is a summary of the (income) and expense items included on the other expense (income), net line in the condensed consolidated statements of earnings for all periods presented.

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2006	2005	2006	2005
Costs of securitization programs and other accounts receivable financing	$4,181	$3,289	$11,005	$9,846
Equity (income) loss — Davis Standard LLC	(2,790)	(395)	(5,764)	248
Favorable settlement of contractual matter	—	—	(4,300)	—
Foreign exchange (gain)/ loss	3,171	(590)	2,065	(728)
Interest income	(900)	(2,742)	(7,701)	(7,634)
Minority interest	(945)	1,651	2,239	3,703
Pension and other post-retirement benefits of legacy Witco businesses	80	712	240	2,138
Other items, individually less than $1,000	332	(2)	(169)	(1)
Other (income) expense, net	$3,129	$1,923	$(2,385)	$7,572

The interest income for the nine months ended September 30, 2006 and the nine months ended September 30, 2005 include interest income resulting from tax settlements of $4.0 million and $2.2 million, respectively.

Pension and other post-retirement benefits of legacy Witco plans represents the accretion of interest on obligations assumed in connection with the purchase of Witco in 1999 relating to businesses for which the Company and the plan participants did not have any continuing involvement either prior or subsequent to the acquisition.

Other Items

Included in cash and cash equivalents in the Company’s condensed consolidated balance sheets at September 30, 2006 and December 31, 2005, are $2.5 million and $2.4 million, respectively, of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.  There are no additional legal restrictions on these cash balances.  In addition, at September 30, 2006, the Company had approximately $7.0 million in an escrow account that is restricted to pay existing antitrust settlement liabilities, which has been recorded in other current assets in the condensed consolidated balance sheet.

Included in accounts receivable are allowances for doubtful accounts of $28.6 million at September 30, 2006 and $30.5 million at December 31, 2005.

Accumulated depreciation amounted to $1,006.7 million at September 30, 2006 and $861.7 million at December 31, 2005.

During the first nine months of 2006 and 2005, the Company made interest payments of approximately $81.2 million and $90.6 million, respectively.  The decrease was primarily due to the tendering of the Senior Floating Rate Notes due 2010 and the tendering of the 9.875% Senior Notes due 2012, partially offset by the inclusion of the debt of Great Lakes.  During the first nine months of 2006 and 2005, the Company made payments for income taxes (net of refunds) of $54.7 million and $29.1 million, respectively.

RECLASSIFICATIONS

In the third quarter of 2006, the Company reclassified certain amounts related to operations from other (income) expense, net to SG&A, (gain) loss on sale of businesses, net and income related to the sale of Gustafson joint venture in the condensed consolidated statement of earnings. The items reclassified include (a) legacy Witco pension and other post-retirement benefit obligations related to businesses for which the Company has continuing involvement, (b) gains and losses on the sale of businesses which did not meet the criteria to be considered discontinued operations and (c) gains on the sale of equity method investees for which income had previously been reported within operating profit (loss). Although the Company properly classified these items within earnings (loss) from continuing operations, the Company improperly did not include these items as a component of operating profit (loss) in prior periods.

The following tables represent the effect of these reclassifications on prior period interim financial statements for all periods previously reported in 2006 and 2005.  Additionally, the Company has provided the effect of such reclassifications on previously reported financial statements for the years ended December 31, 2005, 2004 and 2003.

The effect of the 2006 reclassification on the consolidated statements of earnings for the prior quarters and first six months of 2006 is as follows:

	Periods Ended in 2006
	Three-Months	Three Months	Six Months
(In thousands)	March 31,	June 30,	June 30,
Increase to SG&A	$130	$128	$258
(Gain) loss on sale of business, net	—	12,475	12,475
Decrease to operating profit	$(130)	$(12,603)	$(12,733)

Change to other (income) expense, net	$(130)	$(12,603)	$(12,733)

The effect of the 2006 reclassification on the consolidated statements of earnings for the quarters and six and nine month periods of 2005 is as follows:

	Quarters Ended in 2005
(In thousands)	March 31,	June 30,	September 30,	December 31,
Increase to SG&A	$681	$681	$682	$682
(Gain) loss on sale of businesses, net	—	—	—	(3,199)
Increase/(decrease) to operating profit	$(681)	$(681)	$(682)	$2,517

Change to other (income) expense, net	$(681)	$(681)	$(682)	$2,517

	Periods Ended in 2005
	Six-Months	Nine-Months
(In thousands)	June 30,	September 30,
Increase to SG&A	$1,362	$2,044
(Gain) loss on sale of businesses, net	—	—
Increase/(decrease) to operating profit	$(1,362)	$(2,044)

Change to other (income) expense, net	$(1,362)	$(2,044)

The effect of the 2006 reclassification on prior year annual consolidated statements of earnings is as follows:

	Years Ended December 31,
(In thousands)	2005	2004	2003
Increase to SG&A	$2,726	$2,625	$2,592
(Gain) loss on sale of businesses, net	(3,199)	(1,302)	(3,579)
Income related to sale of Gustafson joint venture	—	(93,448)	—
Increase/(decrease) to operating profit	$473	$92,125	$987

Change to other (income) expense, net	$473	$92,125	$987

The Company will reflect these annual reclassification amounts in its 2006 Annual Report on Form 10-K.

These reclassifications had no impact on the Company’s previously reported income (loss) from continuing operations, income (loss) from discontinued operations, net income (loss) or basic or diluted earnings per share amounts.  Additionally, the effect of these changes did not affect the Company’s calculations under any debt covenants or for executive compensation plans.

During 2005, the Company reclassified certain immaterial amounts relating to operations from other (income) expense, net to cost of products sold and SG&A in the 2005 condensed consolidated statement of earnings.  For the quarter ended September 30, 2005, the Company reclassified $1.3 million from other expense, net, which resulted in an increase in cost of products sold of $0.6 million and an increase in SG&A of $0.7 million.  For the nine months ended September 30, 2005, the Company reclassified $5.1 million from other expense, net, which resulted in a reduction in cost of products sold of $0.2 million and an increase in SG&A of $5.3 million.

ACCOUNTING DEVELOPMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4.”  Statement No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, requiring these items be recognized as current-period charges.  In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The Company prospectively adopted the provisions of Statement No. 151 on January 1, 2006.  The adoption of Statement No. 151 changed the timing of when certain manufacturing variances will be recognized in consolidated earnings.  The adoption of Statement No. 151 did not have a material impact on the Company’s consolidated earnings and financial position during the first nine months of 2006.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (FASB 123(R)), which replaced Statement No. 123, “Accounting for Stock-Based Compensation” (FASB 123) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).  FASB 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value, beginning with the first annual period after June 15, 2005.  The pro forma disclosures previously permitted under FASB 123 are no longer an alternative to financial statement recognition.   In March 2005, the SEC Staff issued Staff Accounting Bulletin 107, “Share-Based Payment” (SAB 107), which expresses views of the SEC Staff about the application of FASB 123(R). Effective January 1, 2006, the Company adopted FASB 123(R) using the modified prospective method. Under the modified prospective method, the compensation cost for all new awards and awards modified, repurchased or cancelled after the date of adoption of FASB 123(R), as well as the unrecognized compensation cost of unvested awards as of the date of adoption, are recognized in earnings based on the grant-date fair value of those awards. The Company recognizes compensation cost for stock-based awards issued after January 1, 2006 over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  As a result of adopting FASB 123(R), on January 1, 2006, incremental stock-based compensation expense recognized was $2.4 million ($1.5 million after-tax and less than $0.01 per basic and diluted earnings per share) for the three months ended September 30, 2006 and was $6.6 million ($4.1 million after-tax and $0.02 per basic and diluted earnings per share) for the nine months ended September 30, 2006, primarily attributable to the Company’s stock option program.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.”  Statement No. 156 provides additional guidance for recognizing servicing assets and liabilities, and is effective for fiscal years beginning after September 15, 2006.  Statement No. 156 amends Statement No. 140 to require that all separately recognized servicing assets and liabilities in accordance with Statement No. 140 be initially measured at fair value, if practicable.  Furthermore, Statement No. 156 permits, but does not require, fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting periods.  Statement No. 156 is not expected to have any impact on the Company’s financial position, results of operation or cash flows.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The Company is currently in the process of evaluating the impact of adopting FIN 48 on its financial position and results of operations.

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of Statement No. 157 are effective as of the beginning of the Company’s 2008 fiscal year.  The Company is currently in the process of determining the impact of adopting Statement No. 157 on its financial position or its results of operations.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amends Statement No. 87, “Employers’ Accounting for Pensions” and Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  Under Statement No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under Statement No. 87 and Statement No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive loss, net of tax effects, until they are amortized as a component of net periodic cost.  The measurement date, the date at which the plan assets are measured, is required to be the Company’s fiscal year end.  Statement No. 158 is effective for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008.  The adoption of Statement No. 158 is expected to reduce the Company’s stockholders’ equity by approximately $20 million, net of tax, and is not expected to materially affect the results of operations.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108) to address diversity in practice in quantifying financial statement misstatements.  SAB 108 requires that misstatements be quantified based on their impact on each of the Company’s financial statements and related disclosures.  SAB 108 is effective as of the end of fiscal year 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108.  The Company is currently evaluating the impact of adopting SAB 108 on its financial position and results of operations.

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

Description of the Plans

The 1988 Long-Term Incentive Plan (1988 Plan), as amended, authorized the Company’s Board of Directors (Board) to grant stock options, stock appreciation rights, restricted stock and long-term performance awards covering up to 10 million shares to the officers and other key employees of the Company over a period of ten years through October 1998.  Non-qualified and incentive stock options were granted under the 1988 plan at prices not less than 100% of the fair market value of the underlying common shares on the date of the grant.  All outstanding options will expire not more than ten years and one month from the date of grant.

The 1993 Stock Option Plan for Non-Employee Directors, as amended in 1996 (1993 Stock Option Plan), authorized 200,000 options to be granted to non-employee directors.  The options vest over a two-year period and are exercisable over a ten-year period from the date of grant, at a price equal to the fair market value of the underlying common stock on the date of grant.

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

In April 2006, the Company’s shareholders approved the 2006 Chemtura Corporation Long-Term Incentive Plan (2006 Plan). The 2006 Plan permits the grant of various forms of stock-based compensation awards, including stock options, restricted stock, stock appreciation rights and performance awards. The 2006 Plan provides for the issuance of a maximum of 10.5 million shares, with shares granted under the 2006 Plan pursuant to awards other than stock options and stock appreciation rights limited to one-third of the total maximum number of shares available for award under the 2006 Plan.

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

Through December 31, 2005, the Company elected to continue its historical method of accounting for stock-based compensation in accordance with APB 25, as permitted under FASB 123 and FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (FASB 148). Under APB 25, compensation expense for fixed plans was recognized based on the difference between the exercise price and the stock price on the date of grant. Since the Company’s fixed plan awards were granted with an exercise price equal to the stock price on the date of grant, no compensation expense was recognized in the statement of earnings for these awards.  However, compensation expense was recognized for the restricted stock awards under the Company’s long-term incentive programs in accordance with the provisions of APB 25.  The following table illustrates the effect on net earnings (loss) and related per share amounts for the quarter and nine month periods ended September 30, 2005, as if the Company had applied the fair value recognition provisions of FASB 123 and FASB 148 to all stock-based employee compensation awards.

	Quarter ended September 30,	Nine months ended September 30,
(In thousands, except per share data)	2005	2005

Net loss, as reported	$(118,922)	$(115,485)
Stock-based employee compensation expense included in net earnings ($574 and $3,291 pre-tax), net of tax	246	1,931
Total stock-based employee compensation determined under fair value based accounting method for all awards, net of tax	(1,306)	(5,320)

Pro forma net loss	$(119,982)	$(118,874)

Basic loss per share:
Basic—as reported	$(0.50)	$(0.73)
Basic—pro forma	$(0.51)	$(0.75)

Diluted loss per share:
Diluted—as reported	$(0.50)	$(0.73)
Diluted—pro forma	$(0.51)	$(0.75)

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

Total stock-based compensation expense, including amounts for restricted stock and options, was $3.1 million and $10.1 million for the quarter and nine month periods ended September 30, 2006, respectively, and is presented within SG&A.  Included within the total stock-based compensation is $2.4 million ($1.5 million after tax and less than $0.01 per basic and diluted earnings per share) for the quarter ended September 30, 2006 and $6.6 million ($4.1 million after tax and  $0.02 per basic and diluted earnings per share) for the nine months ended September 30, 2006 of incremental compensation expense that represents the effect of the Company’s January 1, 2006 adoption of FASB 123(R), primarily for the Company’s stock option program.  Compensation expense related to stock options has been allocated 50% to the corporate segment and 50% to the Company’s operating segments.  All other stock-based compensation expense is recorded in the corporate segment.

Stock Option Plans

In January 2006, the Company’s Board of Directors granted merger integration awards consisting of stock options covering 211,800 shares with an exercise price equal to the fair market value of the underlying common stock at the date of grant.  These options will vest ratably over a three-year period.

In March 2006, the Company’s Board of Directors also approved the grant of options covering 1,926,800 shares with an exercise price equal to the fair market value of the underlying common stock at the date of grant, including options covering 220,000 shares related to merger integration.  These options will vest ratably over a three-year period.

The Company uses the Black-Scholes option-pricing model to determine the compensation expense related to stock options.  The Company has elected to recognize compensation cost for option awards granted equally over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  Using this method, the weighted average fair value of stock options granted during the quarters ended September 30, 2006 and 2005 was $3.87 and $9.99, respectively, and the weighted average fair value of stock options granted during the nine month periods ended September 30, 2006 and 2005 was $4.84 and $6.32, respectively.  The Black-Scholes option-pricing model requires the use of various assumptions.  The following table presents the weighted average assumptions used:

	Nine months ended September 30,
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

Stock option plan activity for the quarter and nine months ended September 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
Options outstanding, January 1, 2006	15,329,956	$12.22
Granted	2,138,600	10.92
Exercised	(102,800)	8.25		$0.3
Canceled or expired	(309,124)	19.22
Options outstanding, March 31, 2006	17,056,632	11.95	5.5	$30.6
Granted	—	—
Exercised	(251,039)	8.49		$0.9
Canceled or expired	(182,970)	13.50
Options outstanding, June 30, 2006	16,622,623	11.99	5.3	$11.0
Granted	12,000	8.86
Exercised	(25,667)	8.28		—
Canceled or expired	(656,368)	14.14
Options outstanding, September 30, 2006	15,952,588	$11.90	5.2	$6.7
Options exercisable, September 30, 2006	12,799,005	$12.05	4.2	$6.4

Total remaining unrecognized compensation cost associated with unvested stock options at September 30, 2006 was $8.5 million, which will be recognized over the weighted average period of approximately one year.

The total intrinsic value of stock options exercised during the quarter and nine month periods ended September 30, 2005 was $17.7 million and $28.7 million, respectively.  The total intrinsic value of stock options outstanding and exercisable at September 30, 2005 was $34.8 million and $20.7 million, respectively.

Restricted Stock Plans

In January 2006, the Board granted merger integration awards consisting of long-term incentive awards in the amount of 70,600 shares of restricted stock which will vest ratably on the first and second anniversary of the grants.

In March 2006, the Board approved a grant of long-term incentive awards of restricted stock which carries a market condition requirement.  These shares will vest based on the achievement of specified stock price appreciation milestones, which represents a market condition, over a three-year period.  This grant was for 572,400 shares of restricted stock.  The plan also includes a provision for the grant of an additional 572,400 shares, for a maximum payout of 1,144,800 shares of restricted stock, to be issued if the maximum level of specified stock appreciation is attained.  Shares are scheduled to vest when a particular milestone (based on the closing price of the Company’s common stock on the New York Stock Exchange) is reached and maintained for fifteen consecutive trading days.  Share awards for milestones achieved during 2006 and 2007 will vest and be paid out on February 1, 2008.  Share awards for milestones achieved during 2008 will become vested and be paid out on February 1, 2009.

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

The fair value of restricted stock awards without market conditions is determined based on the number of shares granted and the quoted closing price of the Company’s stock at the date of grant.  To determine the fair value of restricted stock with market conditions, the Company uses the Monte Carlo simulation method.  The Company’s determination of the fair value of restricted stock awards with market conditions on the date of grant is affected by its stock price as well as assumptions regarding a number of highly complex and subjective variables, including expected volatility and risk-free interest rate.  If other reasonable assumptions are used, the results may differ.

The fair value of all restricted stock awards with market conditions is amortized on a straight-line vesting basis over the derived service periods.  In the case of accelerated vesting based on the market performance of the Company’s common stock, the compensation costs related to the vested awards that have not previously been amortized are recognized upon vesting.

Restricted stock award activity for the quarter and nine months ended September 30, 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Fair Value (in millions)
Restricted unvested stock awards, January 1, 2006	1,462,460	$11.36
Granted	1,284,300	5.98	$7.7
Dividends	4,635
Vested	(216,342)	8.45	$2.5
Canceled or expired	(23,810)	12.71
Restricted unvested stock awards, March 31, 2006	2,511,243	8.73	$29.6
Granted	3,500	9.42	—
Dividends	4,122
Vested	—
Canceled or expired	(49,410)	9.44
Restricted unvested stock awards, June 30, 2006	2,469,455	8.72	23.1
Granted	—	—	—
Dividends	4,571
Vested	(42,953)		0.4
Canceled or expired	(31,356)	7.92
Restricted unvested stock awards, September 30, 2006	2,399,717	$8.70	$20.9

Total remaining unrecognized compensation cost associated with unvested restricted stock awards at September 30, 2006 was $6.3 million, which will be recognized over the weighted average period of approximately one year.

The total fair value of shares granted and vested during the quarter ended September 30, 2005 was $0.5 million and $0.2 million, respectively, and granted and vested during the nine months ended September 30, 2005 was $6.4 million and $2.9 million, respectively.  The total fair value of unvested restricted stock at September 30, 2005 was $18.0 million.  The weighted average grant-date fair value of restricted shares granted during the nine months ended September 30, 2005 was $12.95.

Tax Benefits of Stock-Based Compensation Plans

Prior to the adoption of FASB 123(R), any benefit the Company received from tax deductions resulting from the exercise of stock options and restricted stock awards was presented in the cash flow from operations section of the condensed consolidated statements of cash flows. FASB 123(R) requires the benefits of tax deductions in excess of grant-date fair value be presented in the cash flow from financing section of the condensed consolidated statements of cash flows.  The Company did not obtain any significant cash tax benefit associated with shares exercised during the nine months ended September 30, 2006 as the Company’s taxable income has been offset by net operating loss carry forwards. Cash proceeds received from option exercises for the nine months ended September 30, 2006 and 2005 were $3.2 million and $74.8 million, respectively.

In November 2005, the FASB issued FASB Staff Position No. (FSP) FASB 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Award Payments” (FSP 123(R)-3).  The provisions of FSP 123(R)-3 set forth an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FASB 123(R).  The Company, which is currently evaluating its available transition alternatives, has until January 1, 2007 to make its one-time election.

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

(In thousands)
Cash and cash equivalents	$125,747
Accounts receivable	347,154
Inventories	373,230
Other current assets	116,775
Property, plant and equipment	573,024
Cost in excess of acquired net assets (goodwill)	914,662
In-process research and development	73,300
Other intangible assets	518,000
Other assets	37,537
Short-term borrowings	(29,816)
Accounts payable	(170,120)
Accrued expenses	(274,792)
Income taxes payable	(29,776)
Long-term debt	(454,475)
Pension and post-retirement health care benefits	(128,642)
Other liabilities	(270,107)
Treasury stock	166,842
Total purchase price	$1,888,543

In addition to previous adjustments to goodwill, the above purchase price allocation includes a net increase to goodwill of $25.8 million recognized in September 2006 to record adjustments to deferred tax assets for tax periods prior to the Merger resulting from an examination by the Internal Revenue Service and the filing of the corporations pre-merger income tax return, as well as a refund of pre-merger related income taxes received during the third quarter of 2006.

In-process research and development (IPR&D) had no future alternate use and was written off to operations during 2005.  The Company wrote off a net of $73.3 million of IPR&D in 2005, of which $75.4 million was written-off during the third quarter of 2005 and a revision of $2.1 million was recorded during the fourth quarter of 2005.

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

The pro forma unaudited results of operations for the quarter and nine months ended September 30, 2005 are as follows:

	Quarter ended	Nine months ended
(In thousands, except per share data)	September 30, 2005	September 30, 2005

Net sales	$918,416	$3,022,309

Loss from continuing operations (1)	$(17,556)	$(52,772)

Net loss (1)	$(16,193)	$(76,375)

Basic and diluted loss per share:
Loss from continuing operations	$(0.07)	$(0.22)

Net loss	$(0.07)	$(0.33)

Weighted average shares outstanding — basic and diluted	237,152	234,587

(1)          The pro forma loss from continuing operations for the nine months ended September 30, 2005 includes a charge for the write-off of in-process research and development expenses of $75,400 ($75,400 net of tax), and a charge for the impact on cost of products sold of the fair value adjustment to inventory of $37,100 ($27,329 net of tax).

The pro forma adjustments included in the earnings (loss) from continuing operations and in net earnings (loss) above are summarized as follows:

Nine months ended
(In thousands)	September 30, 2005 Income (Expense)
Reduction in pension expense (a)	$1,950
Reduction in interest expense (b)	4,404
Depreciation (c)	5,274
Amortization (d)	(9,154)
Inventory accounting (e)	(903)
Reversal of merger costs (f)	138,429
Pro forma adjustments — gross	$140,000

Pro forma adjustments - net of tax	$112,539

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

(c)                Depreciation — represents the impact on depreciation expense of the fair value adjustment and change in the remaining useful lives of Great Lakes’ property, plant and equipment.

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

As a result of the Merger, the Company assumed the merger-related liabilities of Great Lakes, which primarily related to the change in control provisions in employment contracts that were triggered by the Merger.  A reconciliation of this reserve balance from July 1, 2005 is as follows:

(In thousands)	Severance and Related Costs (1)	Other Merger- Related Costs (2)	Total
Great Lakes liability assumed at July 1, 2005	$41,569	$27,345	$68,914
2005 purchase price adjustment	2,851	20,788	23,639
Cash payments	(37,783)	(46,826)	(84,609)
Non-cash changes	(302)	(201)	(503)
Balance at December 31, 2005	6,335	1,106	7,441
2006 purchase price adjustment	1,163	175	1,338
Cash payments	(7,128)	(1,281)	(8,409)
Non-cash changes	30	—	30
Balance at September 30, 2006	$400	$—	$400

(1)                      Includes severance relating to former Great Lakes personnel only, including severance recorded for employees identified as redundancies subsequent to the date of the Merger.

(2)                      Includes primarily investment banking fees, legal fees and audit fees incurred by the Company directly related to the closing of the Merger.

As a result of the Merger, the Company recorded charges for certain costs directly related to the Merger as a component of operating profit.  The related reserve activity is summarized as follows:

(In thousands)	Severance and Related Costs (3)	Merger Integration Costs (4)	Total
2005 Merger costs	$9,477	$35,753	$45,230
Cash payments	(4,813)	(22,725)	(27,538)
Non-cash changes	(403)	—	(403)
Balance at December 31, 2005	4,261	13,028	17,289
2006 Merger costs	288	15,604	15,892
Cash payments	(3,221)	(25,177)	(28,398)
Non-cash changes	(88)	—	(88)
Balance at September 30, 2006	$1,240	$3,455	$4,695

(3)                Includes severance relating to former Crompton personnel only.

(4)                Includes primarily consulting costs related to the integration of Crompton and Great Lakes.

The above Merger related reserves are included in accrued expenses on the Company’s condensed consolidated balance sheets at September 30, 2006 and December 31, 2005.

As of September 30, 2006, the Company had terminated approximately 595 employees worldwide, as a direct result of the Merger.  The Company expects to substantially pay its remaining merger integration costs by the end of 2006.

FACILITY CLOSURES, SEVERANCE AND RELATED COSTS

The Company is in the process of implementing a new cost savings initiative to support its continuing efforts to become more efficient and reduce costs.  As of September 30, 2006, the Company is still finalizing the specific plans that will be implemented in 2006, and the projected cost savings impact and one-time costs that it expects to incur.  During the first nine months of 2006, the Company recorded a pre-tax charge of $3.4 million, primarily for severance costs resulting from specific plans that have been approved and implemented as of September 30, 2006 and the write-off of assets related to the closure of certain research and development facilities.   As a result of this initiative, the Company has terminated approximately 51 employees as of September 30, 2006.   A summary of this charge and the related activity is as follows:

(In thousands)	Severance and Related Costs	Asset Write-offs	Other Facility Closure Costs	Total
2006 charge	$2,883	$447	$42	$3,372
Cash payments	(2,107)	—	(42)	(2,149)
Non-cash write-offs	—	(447)	—	(447)
Foreign currency translation	(20)	—	—	(20)
Balance at September 30, 2006	$756	$—	$—	$756

In 2004, the Company completed an activity-based restructuring initiative intended to structure the Company’s operations in a more efficient and cost effective manner, including a voluntary severance program.  During 2005, the Company recorded pre-tax charges totaling $24.0 million, of which $19.5 million related to unrecoverable future lease costs and asset write-offs related to the closure of the Company’s former research and development facility in Tarrytown, NY.  During the first nine months of 2006, the Company recorded a pre-tax credit of $4.0 million, primarily to adjust the reserve for unrecoverable future lease costs at the Tarrytown, NY facility and for other reserves no longer deemed necessary.  Charges and adjustments related to these programs are summarized as follows:

(In thousands)	Severance and Related Costs(a)	Asset Write-offs(b)	Other Facility Closure Costs(c)	Total
Balance at December 31, 2004	$40,053	$—	$1,591	$41,644
2005 charge	2,898	3,970	17,102	23,970
Cash payments	(34,483)	—	(4,066)	(38,549)
Non-cash charges and accretion	(442)	(3,970)	334	(4,078)
Balance at December 31, 2005	8,026	—	14,961	22,987
2006 credit	(832)	—	(3,123)	(3,955)
Cash payments	(5,208)	—	(2,453)	(7,661)
Non-cash accretion	—	—	485	485
Balance at September 30, 2006	$1,986	$—	$9,870	$11,856

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

At September 30, 2006, the Company also had remaining reserves of $0.1 million, $0.2 million and $0.7 million relating to its 2004 executive reorganization, 2003 cost reduction program and 2001 cost reduction initiative and corporate headquarters relocation, respectively.  The reserve balances for these programs were $0.5 million, $0.8 million and $1.0 million, respectively, at December 31, 2005.  The decrease to these reserves during the first nine months of 2006 was primarily due to payments.

During the fourth quarter of 2004, the Enenco joint venture, in which the Company owned a 50 percent interest, closed its manufacturing facility in Memphis, TN.  During the first quarter of 2005, the Company acquired the remaining 50 percent interest from its joint venture partner and as a result accounts for Enenco as a wholly-owned subsidiary of the Company.  This transaction resulted in a pre-tax credit to facility closures, severance and related costs during the first nine months of 2005 of $1.9 million due to recoveries from the joint venture partner of $1.2 million, adjustments to third party accruals of $0.5 million and adjustments to decommissioning and demolition reserves of $0.2 million.  During the first nine months of 2006, the Company recorded a pre-tax credit adjustment of $0.4 million to facility closures, severance and related costs for reserves related to Enenco.

The Company has included $6.9 million and $11.4 million of its facility closures, severance and related cost reserves in other liabilities at September 30, 2006 and December 31, 2005, respectively, and $6.7 million and $14.0 million, respectively, in accrued expenses in its condensed consolidated balance sheets.

ASSET IMPAIRMENT

In August 2006, the Company determined that a significant customer will not renew its contract with the Fluorine business effective December 31, 2006.  As a result of the projected loss of revenue resulting from the loss of this customer, the Company reviewed the recoverability of the long-lived assets of the Fluorine business in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” based on the revised cash flow projections of the business.  As a result, the Company recorded an impairment charge of $22.7 million to write-down the value of property, plant and equipment, net by $7.5 million and intangible assets, net by $15.2 million as of September 30, 2006. The $22.7 million charge is included within impairment of non-current assets on the condensed consolidated statement of earnings.

DIVESTITURES

Gustafson

During the third quarter of 2006, the Company recorded income of $1.5 million representing an adjustment of a contingency related to the 2004 sale of the Gustafson joint venture.

Industrial Specialties

During the third quarter of 2006, the Company recorded income of $0.1 million representing an adjustment of a contingency related to the 2002 sale of its Industrial Specialties business.

West Lafayette

On June 23, 2006, the Company sold a significant portion of the real estate of the former Great Lakes offices in West Lafayette, Indiana for net proceeds of $6.1 million, representing gross proceeds of $6.5 million less costs incurred to complete this transaction of $0.4 million.  Upon signing a definitive agreement in March 2006, the Company classified the net book value of these assets of $6.5 million as assets held for sale and at that time ceased depreciating these assets.  During the second quarter of 2006, the assets were revalued to $6.1 million reflecting the adjusted fair value under purchase accounting for the Merger.

Industrial Water Additives

On May 12, 2006, the Company sold its Industrial Water Additives (“IWA”) business, which was acquired in the Merger, to BWA Water Additives (“BWA”), a subsidiary of Close Brothers Private Equity located in the United Kingdom.

The Company received cash proceeds of $85.0 million, exclusive of a $10.2 million adjustment for retained accounts receivable and accounts payable.  The pre-tax loss on the sale was recorded during the second quarter of 2006 and is included within (gain) loss on sale of businesses, net in the accompanying condensed consolidated statement of earnings for the nine month period ended September 30, 2006.

(In thousands)
Cash proceeds	$85,000
Adjustment for retained accounts receivable and accounts payable	(10,185)
Adjusted proceeds	74,815
Net assets sold	80,960
Transaction costs incurred	3,278
Retention agreements	374
Loss related to supply agreements	2,323
Other	355
Pre-tax loss	(12,475)
Tax expense	1,637
Net loss on sale of business	$(14,112)

The assets sold consisted primarily of the dedicated intellectual property rights used to produce IWA products at the Company’s Trafford Park, United Kingdom and Adrian, Michigan facilities, inventories, office and lab equipment, and the Company’s shares in Biolab Gulf GmbH, which is a holding company that owns a 49% interest in the Company’s Biolab Arabia joint venture, located in Saudi Arabia, a previously consolidated entity. The Company retained the Liquibrom product line which was previously included within the IWA business unit.

Included in the net assets sold are $33.6 million of allocated goodwill related to the portion of the IWA business unit that was sold; $32.5 million related to net intangible assets, primarily technology, brands and customer relationships, and finished goods inventory of $12.2 million.

Transaction costs include legal fees, investment bank advisory fees, tax consulting fees and other direct costs incurred to sell the business.

In connection with this sale, the Company entered into several ancillary agreements, including two supply agreements, a distribution agreement, and a transitional service agreement.

The Company may also receive earn-out proceeds from BWA relating to the sale of belclene phosphonates products.  The Company has not recognized the earn-out potential in current earnings, as the recognition of this additional gain is contingent upon the future sales of these products through May 12, 2007.

The fully-dedicated manufacturing assets of the IWA business located in Trafford Park, United Kingdom and Adrian, Michigan that the Company continues to own will be utilized by the Company solely to supply certain finished product to BWA for a period of no less than two years. Based upon the Company’s current operations, these assets will have limited use or salvage value, if any, after such transition period. As a result, based upon an undiscounted cash-flow analysis including an estimate of salvage value, these assets were determined to be impaired (not recoverable) as the carrying value of the assets was greater than the expected cash flows from the assets. Therefore, during the second quarter of 2006, the Company recorded an impairment charge of $5.6 million to write-down such assets to fair value. Fair value was determined based upon estimated discounted cash flows directly related to the assets, including an estimate of salvage value.

The Company considered whether or not the sale of the IWA business constituted a discontinued operation, as defined by FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FASB 144).  Under FASB 144, the involvement of the Company under the supply agreements and the distribution agreement is considered significant and therefore, the requirements for presentation as a discontinued operation have not been met.  The Company will continue to assess the level of involvement and continuing cash flows related to these agreements and, if circumstances change, the Company may be required to reclassify the results as discontinued operations in the condensed consolidated statement of earnings.

Davis Standard

On March 31, 2005, the Company entered into an agreement with Hamilton Robinson LLC, a private equity firm, to form a venture (Davis-Standard LLC), which would combine the Company’s Polymer Processing Equipment business and Hamilton Robinson’s Black Clawson Converting Machinery Company.  The transaction closed on April 29, 2005 and resulted in the Company acquiring a 61.24% non-controlling interest in Davis-Standard LLC.  In accordance with EITF 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, the Company is not consolidating the financial statements of Davis-Standard LLC because the holder of the minority interest in Davis-Standard LLC effectively exercises control over the operations of the business through its majority voting rights. As of the closing date, the Company deconsolidated approximately $136.6 million of assets and $62.8 million of liabilities of the Polymer Processing Equipment business. The investment is recorded in other assets with no significant gain or loss recognized on the transaction. The Company accounts for its investment in Davis-Standard LLC under the equity method and records its proportionate share of the venture’s results of operations in other expense, net in the Company’s condensed consolidated statements of earnings. The carrying amount of the Company’s investment in Davis-Standard LLC was $79.4 million at September 30, 2006 and $75.2 million at December 31, 2005.  The Company recorded $2.8 million and $5.8 million in other (income) expense, net for the quarter and nine months ended September 30, 2006.  The Company subsequently sold this venture (see Subsequent Events Footnote for further details).

ACQUISITIONS

Trace Chemicals

On March 24, 2006, the Company acquired the Trace Chemicals business from Bayer CropScience LP.  Trace Chemicals is a leader in farmer-applied seed treatments in markets serving the United States.  The acquisition will serve to enhance the Company’s offerings in the Crop Protection business.  The cash paid for this acquisition was $6.7 million and the assets acquired included inventory, property, plant and equipment and intangible assets.

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

The agreement provided for the sale of assets and assignment of liabilities with carrying amounts as follows:

(In thousands)	June 24, 2005
Inventory	$40,928
Other current assets	1,066
Property, plant and equipment, net	42,540
Other assets	11,573
Total assets held for sale	$96,107

Accounts payable	$4,331
Accrued expenses	3,800
Total liabilities held for sale	$8,131

The revenues, pre-tax earnings and earnings from discontinued operations for 2005 are as follows:

	Quarter ended	Nine months ended
(In thousands)	September 30, 2005	September 30, 2005
Net sales	$—	$136,419

Pre-tax earnings (loss) from discontinued operations	$(36)	$3,977
Income taxes	(11)	1,346
Earnings (loss) from discontinued operations	$(25)	$2,631

Prior to the divestiture of the Refined Products business, the Company’s Refined Products business and Petroleum Additives business shared a manufacturing facility. Contemporaneous with the sale of the Refined Products business, the Company entered into toll manufacturing arrangements with Sun, whereby Sun will continue to manufacture certain products for Petroleum Additives. These arrangements extend for up to ten years. For the three month period ended September 30, 2006, the Company purchased approximately $12 million and $8 million, respectively, from Sun. For the nine months ended September 30, 2006, the Company purchased approximately $37 million from Sun and from the date of sale through September 30, 2005 the Company purchased approximately $8 million from Sun.

The Company has classified the transactions as a discontinued operation in the condensed consolidated statements of earnings in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FASB 144”). Under that Statement the cash flows associated with the continuation of activities are deemed indirect; and therefore, the Company evaluated significant continued involvement in the operations of the Refined Products business. The Company determined that (a) the Company does not have the ability to significantly influence the operating and financial policies of the Sun, nor does it have any authority or interest in any of the components of the revenue or profit generating aspects of the Refined Products business; (b) under the terms of the sale agreement, the Company is prohibited from competing with Sun in the Refined Products business; (c) the Company’s rights are limited to oversight rights related to monitoring the manufacture of products to protect the interest of its Petroleum Additives business, a right that is not uncommon in similar arm’s-length arrangements; and (d) the Company can migrate its supply requirements to other manufacturers.

OrganoSilicones

On July 31, 2003, the Company sold certain assets and assigned certain liabilities of its OrganoSilicones business unit to the Specialty Materials division of GE and acquired GE’s Specialty Chemicals business.  As a result of this transaction, the Company was to receive quarterly earn-out payments through December of 2006 based on the minimum required payments and additional payments contingent on the combined performance of GE’s existing Silicones business and the OrganoSilicones business that GE acquired from the Company through September of 2006. The total of such earn-out proceeds was for a minimum of $105 million and a maximum of $250 million.  The minimum earn-out of $105 million was accrued as part of the gain on the sale of the business.  During the nine months ended September 30, 2006 and September 30, 2005, the Company received a total of $54.4 million and $45.9 million of earn-out proceeds, respectively, of which $28.2 million and $19.7 million represented additional contingent earn-out proceeds received in 2006 and 2005, respectively, related to the combined performance of the GE and OrganoSilicones businesses.  To date through September 30, 2006, the Company has received the $105 million minimum earn-out and a cumulative total of $61.2 million of additional contingent earn-out proceeds in excess of the minimum payments.  The Company expects to receive its final additional contingent earn-out payment of $5.8 million by December 31, 2006, which represents the performance of GE’s Silicones business during the third quarter of 2006.  As a result of the expiration of the performance contingency on September 30, 2006 and the expiration of the earn-out period, the total cumulative additional contingent earn-out of $67 million ($45.9 million, net of taxes) has been recognized as a gain on the sale of discontinued operations for quarter and nine months ended September 30, 2006 in the condensed consolidated statement of operations.   This expected payment of $5.8 million has been recorded as a receivable at September 30, 2006, and is included in other current assets in the condensed consolidated balance sheet.

The cumulative additional contingent earn-out proceeds at December 31, 2005 of $33.0 million had not been recognized in earnings, as the recognition of this additional gain was contingent upon the continued favorable future performance of GE’s Silicones business through September 2006.  At December 31, 2005, the balance of additional earn-out proceeds received in excess of the minimum earn-out was included in accrued expenses in the condensed consolidated balance sheet.

ACCOUNTS RECEIVABLE PROGRAMS

At December 31, 2005, the Company had an accounts receivable securitization program to sell up to $125 million of domestic receivables to agent banks.  In March 2006, the Company expanded its domestic accounts receivable program to include former Great Lakes subsidiaries and to allow for the sale of up to $275 million of domestic receivables and optimize the benefits under the program.  In September 2006, the Company amended the domestic accounts receivable program to provide that up to $100 million of the consideration payable to the Company may be in the form of letters of credit issued to the Company or its designees.  Accounts receivable sold under this program were $143.4 million and $28.9 million as of September 30, 2006 and December

31, 2005, respectively.  In addition, the Company’s European subsidiaries have a separate program to sell eligible accounts receivable to agent banks.  In March 2006, the Company expanded the international accounts receivable program to include former Great Lakes subsidiaries and to allow for the sale of up to $175 million of international receivables and optimize the benefits under the program.  International accounts receivable sold under this program were $155.4 million and $56.3 million as of September 30, 2006 and December 31, 2005, respectively.   The total costs associated with these programs of $4.0 million and $2.6 million for the quarter ended September 30, 2006 and 2005, respectively, and $10.3 million and $8.0 million for the nine months ended September 30, 2006 and 2005, respectively, are included in other expense, net in the condensed consolidated statements of earnings.

Under the domestic program, certain subsidiaries of the Company sell, or transfer as capital contributions, their accounts receivable to a special purpose entity (SPE) that has been created as a separate legal entity for the purpose of acquiring such receivables and selling an undivided interest therein to agent banks. In accordance with the domestic sale agreement, the agent banks purchase an undivided ownership interest in the accounts receivable owned by the SPE. The amount of such undivided ownership interest will vary based on the level of eligible accounts receivable as defined in the agreement. In addition, the agent banks retain a security interest in all of the receivables owned by the SPE, which was $184.6 million and $143.8 million as of September 30, 2006 and December 31, 2005, respectively. The balance of the unsold receivables owned by the SPE is included in the Company’s accounts receivable balance on the condensed consolidated balance sheet. Under the international program, certain foreign subsidiaries of the Company sell eligible accounts receivable directly to agent banks. During the period, the Company had an obligation to service the accounts receivable sold under its domestic and international programs.  The Company has treated the transfer of receivables under its domestic and international receivable programs as a sale of accounts receivable.

INVENTORIES

Components of inventories are as follows:

	September 30,	December 31,
(In thousands)	2006	2005
Finished goods	$473,542	$466,365
Work in process	31,371	31,406
Raw materials and supplies	173,883	163,846
	$678,796	$661,617

GOODWILL AND INTANGIBLE ASSETS

Gross cost of intangible assets excluding excess costs of acquisitions, decreased $25.6 million during the nine months ended September 30, 2006 due primarily to the elimination of $33.8 million of intangible assets related to the sale of IWA and an asset impairment of $15.7 million related to the Fluorine business, partially offset by a $3.9 million increase due to the acquisition of Trace Chemicals, capitalized patent re-registration costs of $2.0 million, capitalized legal costs of $3.5 million, a purchase accounting fair value adjustment related to the Merger of $1.4 million and favorable foreign currency translation of $13.4 million. The net book value of the IWA intangible assets sold were $32.5 million and the net book value of the Fluorine intangible asset impairment was $15.2 million.

The Company’s intangible assets (excluding goodwill) are comprised of the following:

(In thousands)	September 30, 2006		December 31, 2005
	Gross Cost	Accumulated Amortization	Gross Cost	Accumulated Amortization
Patents (a)	$158,369	$(39,997)	$156,089	$(33,279)
Trademarks (b)	309,920	(48,149)	331,633	(40,079)
Customer relationships (c)	136,778	(17,371)	140,143	(11,309)
Production rights (d)	45,000	(5,357)	50,000	(2,381)
Other (e)	59,810	(31,881)	57,578	(27,718)
	$709,877	$(142,755)	$735,443	$(114,766)

(a)          Patents gross cost increased $2.3 million due primarily to a $2.3 million increase related to a purchase accounting fair value adjustment, increases in capitalized patent re-registration costs of $2.0 million, capitalized legal costs of $3.1 million and favorable currency translation of $3.9 million, partially offset by a $6.0 million decrease related to the sale of IWA, and a $2.8 million decrease due to the asset impairment in the Fluorine business.

(b)         Trademarks gross cost decreased $21.7 million due primarily to a $10.8 million decrease related to the sale of IWA, a $10.7 million decrease due to the asset impairment in the Fluorine business, a $9.9 million decrease related to a purchase accounting fair value adjustment, partially offset by an increase of $3.9 million related to the acquisition of Trace Chemicals, favorable currency translation of $5.3 million and increases in capitalized legal costs of $0.4 million.

(c)          Customer relationships gross cost decreased $3.4 million due primarily to a $17.1 million decrease related to the sale of IWA and a $2.2 million decrease due to the asset impairment in the Fluorine business, partially offset by an increase of $14.0 million related to a purchase accounting fair value adjustment and favorable currency translation of $1.9 million.

(d)         Production rights gross cost decreased $5.0 due to a purchase accounting fair value adjustment.

(e)          Other intangible assets gross cost increased $2.2 million due to favorable currency translation.

Amortization expense from continuing operations related to intangible assets (excluding goodwill and equity investments) amounted to $9.3 million and $8.5 million for the third quarter ended September 30, 2006 and September 30, 2005, respectively, and $28.8 million and $16.4 million for the nine months ended September 30, 2006 and September 30, 2005, respectively.  The increase in amortization expense was primarily due to the addition of intangible assets related to the Merger.  Estimated amortization expense of intangible assets (excluding goodwill and equity investments) for the next five fiscal years is as follows: $37.3 million (2006), $35.4 million (2007), $34.8 million (2008), $32.8 million (2009) and $29.0 million (2010).

Also, included in amortization expense is the amortization of purchase accounting fair value adjustments of equity investments resulting from the Merger, which are included in other assets in the condensed consolidated balance sheets.  Amortization of purchase accounting fair value adjustments amounted to $0.6 million and $2.8 million for the third quarter and nine months ended September 30, 2006, respectively.  There was no amortization related to these items in 2005.  Estimated amortization of purchase accounting fair value adjustments as of December 31, 2005 for the next five fiscal years is as follows: $3.3 million (2006), $1.6 million (2007), $1.6 million (2008), $0.4 million (2009) and $0.4 million (2010).

Goodwill by reportable segment is as follows:

(In thousands)	December 31, 2005	Great Lakes Merger	Trace Acquisition	IWA Sale	Witco Acquisition Tax Adjustment	Reclass Liquibrom Assets	Foreign Currency Translation	Fluorine Impairment	September 30, 2006
Plastic Additives	$318,194	$105,328	$—	$—	$(5,455)	$6,729	$1,335	$—	$426,131
Polymers	51,730	—	—	—	(1,093)	—	26	—	50,663
Specialty Additives	49,462	1,488	—	—	(943)	—	77	—	50,084
Crop Protection	162,896	(75,113)	376	—	—	—	207	—	88,366
Consumer Products	556,523	13,587	—	—	—	—	3,613	—	573,723
Other	72,654	19,353	—	(33,636)	—	(6,729)	303	(51,945)	—
	$1,211,459	$64,643	$376	$(33,636)	$(7,491)	$—	$5,561	$(51,945)	$1,188,967

Goodwill decreased $22.5 million for the nine months ended September 30, 2006 due primarily to a goodwill impairment in the Fluorine business of $51.9 million, a $33.6 million write-off resulting from the sale of IWA and a $7.5 million decrease from a tax adjustment related to the 1999 Witco acquisition, partially offset by a $64.6 million increase from purchase accounting adjustments related to the Merger, a $0.4 million increase from the Trace acquisition and a favorable foreign currency translation of $5.6 million.  The goodwill of the Liquibrom business, which was excluded from the sale of IWA, was re-allocated to the Plastic Additives business at the asset value of $6.7 million.

The $64.6 million of purchase accounting adjustments related to the Merger include an increase to goodwill of $25.8 million to record adjustments to deferred tax assets for tax periods prior to the Merger resulting from an examination by the Internal Revenue Service and the filing of the corporation’s pre-Merger income tax return, as well as a refund of pre-merger related income taxes received during the third quarter of 2006.  The purchase accounting adjustments also include a reallocation of goodwill, primarily between the Plastic Additives and Crop Protection segments based upon final valuation information received from the independent appraisal company used to value the Great Lakes assets acquired through the Merger.

The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units in accordance with Statement No. 142, “Goodwill and Other Intangible Assets” as of July 31, or sooner, if events occur or circumstances change that could reduce the value of a reporting unit below its carrying value.

During the third quarter of 2006, in accordance with the goodwill impairment provisions of Statement No. 142, the Company performed its annual impairment test on the recoverability of goodwill.  The Company tested goodwill for impairment and recorded an impairment charge of $51.9 million related to the Fluorine business, which is included in the Other segment.  The amount of the charge was determined based on an estimate of the fair value of the Fluorine business.  The projected loss of revenue of the Fluorine business, resulting from the loss of a customer, was a significant consideration in the determination that the carrying value of Fluorine goodwill was impaired.  The Company concluded that no impairment existed in any of its other reporting units at July 31, 2006.

INDEBTEDNESS

On July 1, 2005, concurrent with the consummation of the Merger, the Company entered into a $600 million five-year credit facility available through July 2010, which included a $300 million letter of credit facility (the Credit Facility).  On December 12, 2005, the Company exercised its option to expand its borrowing capacity under the Credit Facility by $125 million, thereby increasing the availability under the Credit Facility to $725 million.  There was no cost associated with the exercise of this option.  The Credit Facility allows the Company to increase availability up to $750 million.  In July 2006, the Company expanded availability under this facility to $740 million and is evaluating the expansion of up to $750 million.  Borrowings under the Credit Facility bear interest at the EURIBO Rate (as defined in the credit agreement governing the Credit Facility) plus a margin ranging from 0% to 1.6%.  A facility fee is payable on unused commitments at a rate ranging from 0.125% to 0.4%.  The Credit Facility is guaranteed by certain domestic subsidiaries of the Company (the “Subsidiary Guarantors”).  Although it is currently unsecured, during any time in which the Company’s non-credit enhanced long-term senior unsecured debt is rated BB or lower by Standard & Poors or Ba2 or lower by Moody’s Investors Service, Inc., the Company and the Subsidiary Guarantors are required to pledge all owned stock and other equity interests (limited to 66% of the voting stock of first-tier foreign subsidiaries).  At September 30, 2006, there were no borrowings under the Credit Facility. The Company’s current credit rating is BB+ by Standard & Poors and Ba1 by Moody’s Investors Services, Inc.

During the first quarter of 2006, the Company obtained a $50 million uncommitted working capital facility due on September 1, 2006.  The borrowings of $50 million were repaid on September 1, 2006.

On April 19, 2006, the Company and certain of its consolidated subsidiaries entered into an underwriting agreement with several financial institutions for the sale by the Company of $500 million aggregate principal amount of 6.875% Senior Notes due 2016 (2016 Notes). The offering was made under the Company’s shelf registration statement on Form S-3 filed with the Securities and Exchange Commission on April 19, 2006 and by a prospectus supplement dated April 19, 2006. The underwriters purchased the 2016 Notes from the Company at 98.452% (a 6.95% effective rate) of their principal amount, plus accrued interest from April 24, 2006. The offering closed on April 24, 2006 and the Company received net proceeds from the offering of $492.3 million after expenses. The proceeds were utilized to repay the outstanding balance on the Company’s revolving credit facility of $364 million, the outstanding balance on uncommitted lines of credit of $50 million and to repurchase receivables under the domestic receivable securitization programs of $60 million, with the remaining proceeds used for general corporate purposes.

On May 24, 2006, the Company completed a tender offer to repurchase the remaining $164.8 million of its outstanding Senior Floating Rate Notes due 2010 (2010 Notes).  The purchase price to tender the 2010 Notes was $1,095.83 per $1,000 in principal amount.  As a result of the tender, the Company recorded a pre-tax loss on early extinguishment of debt of $19.5 million during the second quarter of 2006.  The loss included a premium of $15.8 million and the write-off of unamortized deferred costs of $3.7 million.

In May 2006, certain covenants in the Company’s Credit Facility were amended for the balance of 2006 and beyond, in response to higher than planned merger related expenses, higher antitrust legal fees and weaker earnings.

In May 2006, the Company obtained a $25 million uncommitted working capital facility due on May 12, 2007.  At September 30, 2006, borrowings under this facility amounted to $10 million with an interest rate of 6.16%.

In July 2006, the Company obtained a $50 million uncommitted working capital facility due on July 31, 2007.  At September 30, 2006, borrowings under this facility amounted to $25 million with an interest rate of 6.21%.

In July 2006, the Company completed the redemption of the remaining $158.9 million of the Company’s outstanding 9.875% Senior Notes due 2012 (2012 Notes), which was funded through borrowings under the Company’s Credit Facility, the uncommitted working capital facilities and available cash.  The purchase price to tender the 2012 Notes was $1,123.87 per $1,000 principal amount.  As a result of the tender, the Company recorded a pre-tax loss on early extinguishment of debt of $24.3 million during the third quarter of 2006.  The loss includes a premium of $19.7 million, the write-off of unamortized deferred costs of $3.8 million and the write-off of unamortized original issue discount of $0.8 million.

INCOME TAXES

The Company reported an income tax benefit from continuing operations for the third quarter ended September 30, 2006 of $15.9 million and income tax expense of $28.6 million for the quarter ended September 30, 2005.  The effective tax rate from continuing operations for the third quarter 2006 was a benefit of 15.7%.

The income tax benefit from continuing operations for the nine months ended September 30, 2006 was $3.3 million and the income tax expense for the nine months ended September 30, 2005 was $51.3 million.  The effective rate of tax for the nine months ended September 30, 2006 was a benefit of 4.4%.

The lower-than-expected tax benefit for the nine months ended September 30, 2006 was attributable to the write-off of non-deductible goodwill associated with the IWA business, the goodwill impairment related to the Fluorine business and non-deductible antitrust costs, partially offset by favorable tax examination settlements and tax legislative changes.

COMMON STOCK

The Company is authorized to issue 500 million shares of $0.01 par value common stock.  There were 252,165,522 and 251,480,684 common shares issued at September 30, 2006 and December 31, 2005, respectively, of which 11,490,491 shares were held as treasury stock at September 30, 2006 and December 31, 2005.

EARNINGS PER COMMON SHARE

The computation of basic earnings per common share is based on the weighted average number of common shares outstanding.  The computation of diluted earnings per common share is based on the weighted average number of common and common equivalent shares outstanding.  The computation of diluted earnings per common share equals the basic earnings per common share for the quarter ended September 30, 2006 and 2005, respectively, and the nine months ended September 30, 2006 and 2005, respectively, since the common stock equivalents were antidilutive.  Common stock equivalents (in thousands) amounted to 257 and 5,175 for the quarter ended September 30, 2006 and 2005, respectively, and 715 and 3,705 for the nine months ended September 30, 2006 and 2005, respectively.

The following is a reconciliation of the shares used in the computations:

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2006	2005	2006	2005
Weighted average common shares outstanding	240,624	237,152	240,414	157,668
Effect of dilutive stock options and other equivalents	—	—	—	—
Weighted average common shares adjusted for dilution	240,624	237,152	240,414	157,668

The Company’s outstanding stock options (in thousands) of 9,693 and 3,745 at September 30, 2006 and 2005, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the Company’s common stock, and therefore, the inclusion would have been antidilutive.  These options could be dilutive if the average share price increases and is greater than the exercise price of these options.  Company performance-based restricted shares (in thousands) of 1,496 and 418 at September 30, 2006 and 2005, respectively, were also excluded from the calculation of diluted earnings per share, because the specified performance criteria for the vesting of these shares had not yet been met.  These restricted shares could be dilutive in the future if the specified performance criteria are met.

COMPREHENSIVE INCOME (LOSS)

An analysis of the Company’s comprehensive income (loss) follows:

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2006	2005	2006	2005
Net loss	$(39,892)	$(118,922)	$(26,267)	$(115,485)
Other comprehensive income (loss):
Foreign currency translation adjustments	22,592	6,499	78,296	(70,618)
Minimum pension liability adjustments (net of tax)	—	—	—	5,090
Change in fair value of derivatives (net of tax)	(2,751)	8,371	(12,750)	10,435
Other	(1)	—	68	421
Comprehensive income (loss)	$(20,052)	$(104,052)	$39,347	$(170,157)

The components of accumulated other comprehensive loss at September 30, 2006 and December 31, 2005 are as follows:

	September 30,	December 31,
(In thousands)	2006	2005
Foreign currency translation adjustment	$77,630	$(666)
Minimum pension liability adjustment (net of tax)	(145,803)	(145,803)
Fair value of derivatives (net of tax)	(7,286)	5,464
Other	21	(47)
Accumulated other comprehensive loss	$(75,438)	$(141,052)

Reclassifications from other comprehensive income (loss) to earnings related to the Company’s natural gas price swap contracts aggregated $1.4 million pre-tax and $0.7 million pre-tax during the quarter ended September 30, 2006 and September 30, 2005, respectively, and $7.6 million pre-tax and $1.2 million pre-tax during the nine months ended September 30, 2006 and 2005, respectively.

PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of net periodic benefit cost (credit) for the quarter ended September 30, 2006 and 2005 are as follows:

	Qualified Domestic Defined Benefit Plans		International and Non-Qualified Defined Benefit Plans		Post-Retirement Health Care Plans
	Quarter ended September 30,		Quarter ended September 30,		Quarter ended September 30,
(In thousands)	2006	2005	2006	2005	2006	2005
Service cost	$689	$3,303	$1,520	$2,183	$296	$330
Interest cost	10,854	12,231	5,379	4,998	2,521	3,217
Expected return on plan assets	(15,001)	(15,132)	(3,833)	(3,467)	(594)	(595)
Amortization of unrecognized transition obligation	—	—	28	31	—	—
Amortization of prior service cost	—	2	150	105	(809)	162
Amortization of net (gain) loss	(153)	2,155	631	462	368	70
Curtailment gain recognized	—	—	—	(800)	—	—
Settlement loss recognized	—	—	—	361	—	—
Net periodic benefit cost (credit)	$(3,611)	$2,559	$3,875	$3,873	$1,782	$3,184

Components of net periodic benefit cost (credit) for the nine months ended September 30, 2006 and 2005 are as follows:

	Qualified Domestic Defined Benefit Plans		International and Non Qualified Defined Benefit Plans		Post-Retirement Health Care Plans
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
(In thousands)	2006	2005	2006	2005	2006	2005
Service cost	$1,049	$6,444	$4,443	$5,357	$886	$990
Interest cost	34,553	31,330	15,745	11,946	7,555	9,652
Expected return on plan assets	(44,161)	(39,052)	(11,189)	(7,284)	(1,783)	(1,786)
Amortization of unrecognized transition obligation	—	(2)	84	94	—	—
Amortization of prior service cost	—	23	448	(9)	(2,426)	487
Amortization of net loss	3,254	6,516	1,850	1,598	1,102	208
Curtailment gain recognized	—	—	—	(19,616)	—	—
Settlement (gain) loss recognized	—	—	(221)	5,586	—	—
Net periodic benefit cost (credit)	$(5,305)	$5,259	$11,160	$(2,328)	$5,334	$9,551

The following table represents the allocation of net periodic benefit cost (credit) for the nine months ended September 30, 2006 and 2005, which reflects the Refined Products business as a discontinued operation:

	Qualified Domestic Defined Benefit Plans		International and Non-Qualified Defined Benefit Plans		Post-Retirement Health Care Plans
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
(In thousands)	2006	2005	2006	2005	2006	2005
Continuing operations	$(5,305)	$5,259	$11,160	$11,339	$5,334	$9,551
Discontinued operations	—	—	—	(13,667)	—	—
Net periodic benefit cost (credit)	$(5,305)	$5,259	$11,160	$(2,328)	$5,334	$9,551

The decrease in service cost for the qualified domestic defined benefit plans for the quarter and nine months ended September 30, 2006, as compared to the quarter and nine months ended September 30, 2005, is a result of the Company freezing its remaining domestic defined benefit plans for non-bargained employees as of January 1, 2006.  The decrease in the post-retirement health-care plan expense for the quarter and nine months ended September 30, 2006 as compared to the quarter and nine months ended September 30, 2005 is a result of the company capping its financial contribution to the domestic post-retirement health care arrangements at the 2006 level for substantially all current retired employees which became effective as of January 1, 2006.

During the nine months ended September 30, 2006, the Company made lump sum payments under the provisions of its supplemental executive retirement programs of approximately $2.9 million.  As a result of the 2006 payments, a settlement gain of approximately $0.2 million was recorded.

During the second quarter of 2006, the Company made a discretionary contribution of $40 million to its domestic qualified pension plans.  As a result of this contribution, no additional cash contributions are required to be made to the domestic qualified plans for the remainder of 2006.  The Company expects to contribute $14.5 million to its international and non-qualified pension plans during 2006, of which $11.0 million has been contributed as of September 30, 2006.   The Company’s funding assumptions for its domestic pension plans assume no significant change with regard to demographics, legislation, plan provisions, or actuarial assumptions or methods to determine the estimated funding requirements.

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

The Company used interest rate swap contracts as fair value hedges to convert $125 million of the $400 million 7% fixed rate debt to variable rate debt.  Each interest rate swap contract was designated with the principal balance and the term of the specific debt obligation.  These contracts involved the exchange of interest payments over the life of the contract without the exchange of the notional amount upon which the payments are based.  The differential to be paid or received as interest rates change was recognized as an adjustment to interest expense.  In May 2006, the Company terminated the interest rate swap conracts resulting in a loss of $2.8 million.  The loss upon terminating the swaps was recorded as an adjustment to the carrying amount of debt.  The Company will amortize the adjustment to the carrying amount of the debt to interest expense over the remaining life of the $400 million fixed rate debt.

The following table summarizes the unrealized (gains) and losses related to certain cash flow hedging for the quarter and nine months ended September 30, 2006 and 2005.

	Quarter ended September 30,		Nine months ended September 30,
(In thousands)	2006	2005	2006	2005
Cash flow hedges (in AOCL):
Balance at beginning of period	$4,535	$(4,833)	$(5,464)	$(2,769)
Price swap contracts—natural gas	2,751	(8,371)	12,750	(10,435)
Balance at end of period	$7,286	$(13,204)	$7,286	$(13,204)

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

The Company’s asset retirement obligations include estimates for all asset retirement obligations identified for its worldwide facilities.  The Company’s asset retirement obligations are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases at approximately 32 facilities, legal obligations to close approximately 97 brine supply, brine disposal, waste disposal, and hazardous waste injection wells and the related pipelines at the end of their useful lives, and decommissioning and decontamination obligations that are legally required to be fulfilled upon closure of approximately 34 of the Company’s manufacturing facilities.

The Company adopted FIN 47 in the fourth quarter of 2005, effective January 1, 2005.  The effect of this adoption resulted in a cumulative effect of accounting change of $0.5 million (net of taxes of $0.3 million) as of December 31, 2005.

The following is a summary of the change in the carrying amount of the asset retirement obligations for the nine months ended September 30, 2006 and 2005, the net book value of assets related to the asset retirement obligations at September 30, 2006 and 2005 and the related depreciation expense recorded for the nine months ended September 30, 2006 and 2005.

	Nine months ended September 30,
(In thousands)	2006	2005
Asset retirement obligation balance at beginning of year	$10,560	$717
Accretion expense—cost of products sold	2,149	149
Accretion expense—selling, general and administrative	31	—
Great Lakes purchase accounting adjustments	1,685	—
Great Lakes liability assumed at July 1, 2005	—	5,775
Revisions to accruals	10	607
Loss on sale of discontinued operation	—	364
Cumulative translation adjustment	56	—
Payments	(131)	(105)
Asset retirement obligation balance at end of period	$14,360	$7,507

Net book value of asset retirement obligation assets at end of period	$1,486	$1,171

Depreciation expense	$130	$65

At September 30, 2006, $1.7 million of the asset retirement obligation was included in accrued expenses and $12.6 million was included in other liabilities on the condensed consolidated balance sheet.  At December 31, 2005, $0.5 million was included in accrued expenses and $10.1 million was included in other liabilities.

ANTITRUST INVESTIGATIONS AND RELATED MATTERS

Antitrust Investigations

Rubber Chemicals

On May 27, 2004, the Company pled guilty to a one-count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period from July 1995 to December 2001. The U.S. federal court imposed a fine of $50.0 million, payable in six annual installments, without interest, beginning in 2004. In light of the Company’s cooperation with the U.S. Department of Justice (the “DOJ”), the court did not impose any period of corporate probation.  On May 28, 2004, the Company pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Canadian federal court imposed a sentence requiring the Company to pay a fine of CDN $9.0 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid (in U.S. dollars) $2.3 million in 2004, $2.3 million in 2005, and $7.0 million in 2006 in cash, for the U.S. and Canadian fines. Remaining cash payments for the U.S. and Canadian fines are expected to equal (in U.S. dollars) approximately $11.6 million in 2007; $16.3 million in 2008; and $18.5 million in 2009. The Company recorded a pre-tax charge of $45.2 million as a component of operating profit (loss) for its fiscal year ended December 31, 2003, as a reserve for the payment of the U.S. and Canadian fines, which represented the present value of the expected payments.  The Company had reserves related to these settlements of $11.6 million and $6.5 million in accrued expenses and $30.5 million and $40.3 million in other liabilities at September 30, 2006 and December 31, 2005, respectively.

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

Other Product Areas

The Company and certain of its subsidiaries are subjects of, and continue to cooperate in, coordinated criminal and civil investigations being conducted by the DOJ, the Canadian Competition Bureau and the EC (collectively, the “Governmental Authorities”) with respect to possible antitrust violations relating to the sale and marketing of certain other products.  The Governmental Authorities are each conducting investigations with respect to various classes of heat stabilizers; nitrile rubber; and, in the case of the DOJ and the Canadian Competition Bureau, urethanes and urethane chemicals.  Such investigations concern anticompetitive practices, including price fixing and customer or market allocations, undertaken by the Company and such subsidiaries and certain of their officers and employees. The Company and its subsidiaries that are subject to the investigations have received from each of the Governmental Authorities verbal or written assurances of conditional amnesty from prosecution and fines. The EC has granted conditional amnesty with respect to certain classes of heat stabilizers.  The assurances of amnesty are conditioned upon several factors, including continued cooperation with the Governmental Authorities. The Company is actively cooperating with the Governmental Authorities regarding such investigations.

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

Civil Lawsuits

Except for those actions indicated as being subject to a settlement agreement, dismissed by the applicable court or as otherwise provided, the actions described below under “Civil Lawsuits” are in early procedural stages of litigation.  Although the actions described below have not had a material adverse impact on the Company, we cannot predict the outcome of any of those actions. The Company will seek cost-effective resolutions of the various pending and threatened legal proceedings against the Company; however, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  Except for direct purchaser claims with respect to rubber chemicals, ethylene propylene diene monomer (EPDM), nitrile rubber and urethanes, the Company has not recorded a charge for potential liabilities and expenses in connection with the civil claims not subject to any settlement agreement, because such costs cannot be reasonably estimated at this time.

At September 30, 2006 and December 31, 2005, the Company had reserves related to the civil lawsuits described below of $96.5 million and $57.6 million, respectively, in accrued expenses on its condensed consolidated balance sheets for the US and Canadian civil lawsuits.  We review our reserves for civil lawsuits on a quarterly basis.  We also adjust our reserves quarterly to reflect our current best estimates.  We increased our reserves during the first three quarters of 2006 to reflect the increase in actual settlement offers in the direct purchaser, EPDM, nitrile rubber and urethane matters, and our settlement of the rubber chemicals matters.

In connection with these settlements in the rubber chemical cases, the Company reduced the accrual for its probable loss in the remaining unsettled cases by $11 million in December 2005. The Company revised its accrual to reflect its actual exposure in the settled cases, which cases constituted a majority of the claims and included some of the largest claimants.

U.S. Civil Antitrust Actions

Partially Terminated Global Settlement Agreement. On January 11, 2005, the Company and plaintiff class representatives entered into a Settlement Agreement (the “Global Settlement Agreement”) that was intended to resolve, with respect to the Company, three consolidated direct purchaser class action lawsuits filed against the Company, its subsidiary Uniroyal Chemical Company, Inc., now known as Chemtura USA Corporation (referred to as “Uniroyal” for purposes of the description of the Company’s civil lawsuits), and other companies, by plaintiffs on behalf of themselves and classes consisting of all persons or entities who purchased EPDM, nitrile rubber and rubber chemicals, respectively, in the United States directly from one or more of the defendants or any predecessor, parent, subsidiary or affiliates thereof, at any time during various periods, with the earliest commencing on January 1, 1995. The complaints in the consolidated actions principally alleged that the defendants conspired to fix, raise, maintain or stabilize prices for EPDM, nitrile rubber and rubber chemicals, as applicable, sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities.  The Global Settlement Agreement provided that the Company would pay a total of $97.0 million, consisting of $62.0 million with respect to rubber chemicals, $30.0 million with respect to EPDM and $5.0 million with respect to nitrile rubber, in exchange for the final dismissal with prejudice of the foregoing three lawsuits as to the Company and a complete release of all claims against the Company set forth in the lawsuits.

In accordance with its rights under the Global Settlement Agreement, the Company terminated those parts of the settlement covering rubber chemicals and EPDM following the exercise of opt out rights by certain potential members of the applicable classes.  As a result of the Company’s partial termination of the Global Settlement Agreement, the consolidated direct purchaser class action lawsuit relating to EPDM continues to proceed in federal district courts.  With respect to the rubber chemical portion of the claims a settlement was reached on October 2, 2006 which settlement is subject to court approval.  This settlement is described below under “Rubber Chemicals.”  The nitrile rubber portion of the Global Settlement Agreement has been approved by the United States District Court for the Western District of Pennsylvania.

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

Remaining Direct and Indirect Purchaser Lawsuits. The Company, individually or together with its subsidiary Uniroyal, and other companies, continues to be or has become a defendant in certain direct and indirect purchaser lawsuits filed in federal courts during the period from May 2004 through January 2006 and in certain state court antitrust class action lawsuits filed in state courts during the period from October 2002 to January 2006 involving the sale of rubber chemicals, EPDM, polychloroprene, nitrile rubber, plastic additives, and urethanes and urethane chemicals.

The complaints in these actions (as further described below) principally allege that the defendants conspired to fix, raise, maintain or stabilize prices for rubber chemicals, EPDM, polychloroprene, nitrile rubber, plastic additives, or urethanes and urethane chemicals, as applicable, sold in the United States in violation of Section 1 of the Sherman Act or in violation of certain antitrust statutes and consumer protection and unfair or deceptive practices laws of the relevant jurisdictions and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities. With respect to the complaints relating to the sale of polychloroprene (as further described below), although the Company does not sell or market polychloroprene, the complaints allege that the Company and producers of polychloroprene conspired to raise prices with respect to polychloroprene and the other products included in the complaint collectively in one conspiracy.  In each of the foregoing actions, the plaintiffs seek, among other things, treble damages of unspecified amounts, costs (including attorneys’ fees) and injunctive relief preventing further violations or the improper conduct alleged in the complaint.

Rubber Chemicals. The Company has entered into a settlement agreement in the direct federal rubber chemical cases previously subject to the Global Settlement Agreement.  The Company and Uniroyal remain defendants in a direct federal purchaser lawsuit filed in the United States District Court, Middle District of Tennessee and subsequently transferred to the United States District Court, Northern District of California.

The Agreement with class counsel in the direct federal rubber chemical case provides the Company will pay $51 million to resolve the class claims.  This agreement, combined with settlements with other entities, means that Chemtura has now resolved over 90 percent of its exposure for United States direct purchaser rubber chemicals claims.  The $51 million settlement, which will be paid in the fourth quarter, is subject to court approval.  In anticipation of this settlement, $12.2 million was added to already existing rubber chemicals reserves in the third quarter of 2006.

The remaining direct federal lawsuit was filed on June 29, 2006, in the United States District Court, Middle District of Tennessee by Bridgestone Americas Holding, Inc, Bridgestone Firestone North American Tire, LLC, Bandag, Incorporated, and Pirelli Tire, LLC with respect to purchases of rubber chemicals from one or both of the defendants.  This action has been transferred to the United States District Court, Northern District of California.

The Company and certain of its subsidiaries also remain defendants in seven pending indirect putative class action lawsuits for alleged violations of state law filed in state courts in California, Florida, Massachusetts, Pennsylvania, Tennessee and West Virginia between October 2002 and March 2004.  Plaintiffs in the California lawsuit were denied class certification on January 30, 2006 and are appealing that decision. Two of these lawsuits are multi-product lawsuits and are described under the heading “Multi-Product Lawsuits” below. The Company and its defendant subsidiaries have filed motions to dismiss with respect to six of these seven pending lawsuits. Certain motions to dismiss remain pending, and other motions to dismiss have been denied by the applicable court, which are being, or will be, appealed by the Company and its defendant subsidiaries.

EPDM. With respect to EPDM, the Company, Uniroyal and other companies are defendants in four direct federal purchaser lawsuits, including the consolidated EPDM direct purchaser lawsuit previously subject to the Global Settlement Agreement.  Two of these lawsuits are pending in the United States District Court, District of Connecticut and the United States District Court, Northern District of New York and were filed between November 2003 and June 2005.  The Pennsylvania action has been transferred, and the New York action has been conditionally transferred, to the United States District Court, District of Connecticut.  The remaining two direct federal purchaser lawsuits are multi-product lawsuits and are described separately under the heading “Multi-Product Lawsuits” below.  The Company has settled claims in one direct federal purchaser lawsuit previously pending in the United States District Court, Eastern District of Pennsylvania.

The Company and certain of its subsidiaries also remain defendants in fourteen pending indirect putative class action lawsuits for alleged violations of state law with respect to EPDM filed in state courts in California, Florida, Iowa, Kansas, Nebraska, New Mexico, New York, North Carolina, Pennsylvania and Vermont between October 2003 and February 2005.  Four of these lawsuits are multi-product lawsuits and are described under the heading “Multi-Product Lawsuits” below.

Nitrile Rubber. With respect to nitrile rubber, the Company, Uniroyal and other companies are defendants in two multi-product direct purchaser lawsuits involving nitrile rubber, which are described separately below.  The Company and certain of its subsidiaries also remain defendants in seven pending indirect putative class action lawsuits for alleged violations of state law filed in state courts in California, Florida, Massachusetts, Nebraska, New York, Pennsylvania, Tennessee and Vermont between May 2004 and February 2005.  Four of these lawsuits are multi-product lawsuits and are described under the heading “Multi-Product Lawsuits” below.  The Company has settled claims with respect to six indirect putative class action lawsuits previously pending in California.

Plastics Additives. With respect to plastic additives, the Company and other companies are defendants in one federal indirect purchaser lawsuit filed in the United States District Court, Eastern District of Pennsylvania in August 2005.  The Company remains a defendant in two pending indirect putative class action lawsuits for alleged violations of state law filed in state courts in California and Nebraska between May 2004 and February 2005.

Urethanes. With respect to urethanes, the Company, Uniroyal and other companies are defendants in a consolidated federal direct purchaser class action lawsuit filed in November 2004 in the United States District Court, District of Kansas. This action consolidates twenty-six direct purchaser class action lawsuits previously described in the Company’s prior periodic reports filed with the Securities and Exchange Commission.  The Company, Uniroyal and other companies are also defendants in one direct multi-product lawsuit involving urethanes described separately under the heading “Multi-Product Lawsuits” below.

With respect to Urethanes, the Company remains a defendant in seventeen pending indirect putative class action lawsuits for alleged violations of state law filed in California, Florida, Massachusetts, New York, Pennsylvania and Tennessee, between March 2004 and October 2005.  Four of these lawsuits are multi-product lawsuits and are described under the heading “Multi-Product Lawsuits” below.

Multi-Product Lawsuits. The Company, Uniroyal and other companies are defendants in two federal direct purchaser lawsuits which are multi-product lawsuits for alleged violations of state law.  The first lawsuit was filed on November 16, 2004, in the United States District Court, Northern District of Ohio, by Parker Hannifin Corporation and PolyOne Corporation with respect to purchases of EPDM, nitrile rubber and polychloroprene from one or more of the defendants.  This action has been transferred to the District of Connecticut. Parker Hannifin Corporation’s claims with respect to the nitrile rubber portion of this suit have been settled.  All of PolyOne’s claims with respect to this lawsuit have been settled.  In December 2005, the Company and Uniroyal entered into a settlement agreement with Goodyear Tire & Rubber Company with respect to purchases of EPDM and polychloroprene.  This settlement agreement also resolves the federal direct purchaser lawsuit by Goodyear Tire & Rubber Company against the Company with respect to rubber chemicals, as described above.

The second lawsuit was filed on February 10, 2005 in Massachusetts state court. This lawsuit was subsequently removed to the United States District Court, District of Massachusetts.  The claims in this lawsuit relate to purchases of any product containing rubber and urethane products, defined to include EPDM, nitrile rubber, urethanes.

The Company, its subsidiary Uniroyal, and other companies are defendants in four pending indirect putative purchaser class action lawsuits in four states that each involve multiple products. Two of the outstanding multi-product lawsuits relate to purchases of any product containing rubber and urethane products, defined to include rubber chemicals, EPDM, nitrile rubber and urethanes.  The remaining two outstanding multi-product lawsuits relate to purchases of any product containing rubber and urethane products, defined to include EPDM, nitrile rubber, urethanes.  An indirect purchaser class action previously pending in Massachusetts state court has been removed to the United States District Court, District of Massachusetts and is described above.

At September 30, 2006 and December 31, 2005, the Company had remaining reserves of $90.0 million and $51.4 million, respectively, included in accrued expenses on its condensed consolidated balance sheets relating to the U.S. Global Settlement Agreement and the remaining U.S. direct and indirect purchaser lawsuits.  These reserves cover all direct and indirect purchaser antitrust claims in the rubber, EPDM, plastics additives, urethanes and nitrile rubber civil cases in the United States, for which a reasonable estimate can be made.  The accrual represents the Company’s estimate of probable liability on these matters.  The Company periodically reviews its accruals as additional information becomes available, and may adjust its accruals based on later occurring events.  As none of these claims have been reduced to judgment, or are otherwise subject to existing settlements unrelated to the Global Settlement Agreement, the Company is unable to estimate the reasonable possible loss in excess of the accrual, but the aggregate amount claimed in the various matters subject to the accrual is materially in excess of the accrual.  The remaining direct and indirect lawsuits not covered by the accrual are in the early procedural phase of litigation, and therefore, the Company cannot make any reasonable estimate of the probable or reasonably possible liability associated with these cases.

Canadian Civil Antitrust Actions

EPDM. The Company and the plaintiffs in three previously disclosed Canadian class action lawsuits relating to EPDM have entered into a settlement agreement, dated as of September 19, 2005 (the “EPDM Settlement Agreement”), that is intended to resolve, with respect to the Company and its defendant subsidiaries, the three lawsuits filed in Canada.

The EPDM Settlement Agreement required that the Company pay CDN $4.5 million (approximately U.S. $3.9 million) to the class claimants in Canada covering all direct and indirect purchasers of EPDM during the class period of January 1, 1997 to December 31, 2001 in exchange for the final dismissal with prejudice of the lawsuit as to the Company and its subsidiary defendants and a complete release of all claims against the Company and its subsidiary defendants set forth in the lawsuits.  This settlement amount was accrued in the third quarter of 2005 and was paid in the fourth quarter of 2005. The EPDM Settlement Agreement, which has been approved by the applicable courts, permitted potential class members to opt out of the class and the Company to recover a portion of the settlement funds with respect to those potential class members that chose to opt out of the settlement. The opt-out period expired on March 6, 2006 and one class member opted out.  In April of 2006, the Company recovered CDN $338,309 (approximately U.S. $295,000) in previously paid settlement funds related to this opt-out.

Rubber Chemicals. The Company has entered into a settlement agreement, dated as of December 1, 2005 (the “Rubber Chemicals Settlement Agreement”), that is intended to resolve, with respect to the Company and its defendant subsidiaries, four Canadian class action lawsuits.

The Rubber Chemicals Settlement Agreement proposes the certification of the lawsuits as class actions for purposes of the settlement and provides that the Company pay CDN $7.2 million (approximately U.S. $6.5 million) to the class claimants in Canada covering all persons who purchased rubber chemicals products in Canada during the class period of July 1, 1995 to December 31, 2001, in exchange for the final dismissal with prejudice of the lawsuits as to the Company and its defendant subsidiaries and a complete release of all claims against the Company and its defendant subsidiaries set forth in the lawsuits. The Rubber Chemicals Settlement Agreement has been approved by the applicable courts.  The opt out period expired on or about September 18, 2006.  The Company may recover up to CDN $2.9 million (approximately U.S. $2.6 million) of the settlement funds that are related to up to four potential class members that chose to, or were decreed to, opt out of the settlement.

Polyester Polyols (previously described as Urethanes and Urethane Chemicals). The Company and the plaintiffs in two Canadian class action lawsuits relating to polyester polyols (which is a chemical used in the manufacture of polyurethanes) or products that directly or indirectly contain or are derived from polyester polyols (collectively, “Polyester Polyols”) have entered into a settlement agreement, dated November 8, 2005 (the “Polyester Polyols Settlement Agreement”), that is intended to resolve, with respect to the Company and its defendant subsidiaries, the Canadian lawsuits.

The Polyester Polyols Settlement Agreement proposes the certification of the lawsuits as class actions for purposes of the settlement and provides that the Company pay CDN $69,000 (approximately U.S. $60,000) to the class claimants in Canada who purchased Polyester Polyols in Canada during the class period of February 1, 1998 to December 31, 2002, in exchange for the final dismissal with prejudice of the lawsuits as to the Company and its defendant subsidiaries and a complete release of all claims against the Company and its defendant subsidiaries set forth in the lawsuits. The Polyester Polyols Settlement Agreement, which is subject to the approval of the courts in Ontario and Quebec identified above and notice to class members, permits potential class members to opt out of the class and the Company to recover a portion of the settlement funds with respect to certain potential class members that choose to opt out of the settlement.  The amount of the recovery is not estimable at this time.

At September 30, 2006, the Company has a remaining reserve of $6.5 million included in accrued expenses on its consolidated balance sheet relating to the direct and indirect purchaser lawsuits for Canadian matters.

The reserve activity for antitrust related litigation is summarized as follows (amounts shown are in thousands):

Governmental Reserves:

(In thousands)	U.S. DOJ Fines	Canada Federal Fines	Total U.S. and Canada Fines	European Commission
Balance December 31, 2005	$40,645	$6,150	$46,795	$16,051
Payments	(6,000)	(961)	(6,961)	(16,548)
Antitrust costs, excluding legal fees	—	72	72	—
Accretion - Interest	1,672	268	1,940	—
Foreign currency translation	—	318	318	497
Balance at September 30, 2006	$36,317	$5,847	$42,164	$—

Civil Case Reserves:

(In thousands)	U.S. Civil Matters	Canada Civil Matters	Total Civil Matters
Balance December 31, 2005	$51,411	$6,154	$57,565
Payments	(12,938)	—	(12,938)
Antitrust costs, excluding legal fees	51,495	—	51,495
Foreign currency translation	—	344	344
Balance at September 30, 2006	$89,968	$6,498	$96,466

Federal Securities Class Action and Shareholder Derivative Lawsuit

Federal Securities Class Action

The Company, certain of its former officers and directors (the “Crompton Individual Defendants”), and certain former directors of the Company’s predecessor Witco Corp. are defendants in a consolidated class action lawsuit, filed on July 20, 2004, in the United States District Court, District of Connecticut, brought by plaintiffs on behalf of themselves and a class consisting of all purchasers or acquirers of the Company’s stock between October 1998 and October 2002. The consolidated amended complaint principally alleges that the Company and the Crompton Individual Defendants caused the Company to issue false and misleading statements that violated the federal securities laws by reporting inflated financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy. The putative class includes former Witco Corp. shareholders who acquired their securities in the Crompton-Witco merger pursuant to a registration statement that allegedly contained misstated financial results. The complaint asserts claims against the Company and the Crompton Individual Defendants under Section 11 of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. Plaintiffs also assert claims for control person liability under Section 15 of the Securities Act of 1933 and Section 20 of the Securities Exchange Act of 1934 against the Crompton Individual Defendants. The complaint also asserts claims for breach of fiduciary duty against certain former directors of Witco Corp. for actions they allegedly took as Witco Corp. directors in connection with the Crompton-Witco merger. The plaintiffs seek, among other things, unspecified damages, interest, and attorneys’ fees and costs. The Company and the Crompton Individual Defendants filed a motion to dismiss on September 17, 2004, which is now fully briefed and pending. The former directors of Witco Corp. filed a motion to dismiss in February 2005, which is pending. On July 22, 2005, the court granted a motion by the Company and the Crompton Individual Defendants to stay discovery in the related Connecticut shareholder derivative lawsuit (described below under “Shareholder Derivative Lawsuit”), pending resolution of the motion to dismiss by the Company and Crompton Individual Defendants.  The Company reserved $10 million for the securities class action case in accrued expenses in the condensed consolidated balance sheet at September 30, 2006.

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

Antitrust Costs

The Company’s antitrust costs, which are comprised primarily of settlements and legal costs, were $70.8 million (pre-tax) for the nine months ended September 30, 2006. The antitrust costs included $55.8 million of expense primarily for additional accruals related to settlement offers made to certain rubber chemicals, plastic additives, urethanes and indirect case claimants and $15.0 million for legal costs associated with the antitrust investigations and civil lawsuits.  The Company’s antitrust costs for the third quarter of 2006 of $25.7 million include $21.7 million primarily for settlement offers made to certain rubber chemicals and indirect case claimants and securities class action plaintiffs, and $4.0 million for legal costs associated with the antitrust investigations and civil lawsuits.  The Company expects to continue to incur costs, which may be substantial, until all antitrust investigations are concluded and civil claims are resolved.

ENVIRONMENTAL AND OTHER MATTERS

Environmental Matters

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts.  For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operation and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes that such costs are estimable.  The total amount accrued for such environmental liabilities at September 30, 2006, was $134.0 million.  The Company estimates the determinable environmental liability to range from $121 million to $174 million at September 30, 2006.  The Company’s reserves include estimates for determinable clean-up costs. During the first nine months of 2006, the Company recorded a pre-tax charge of $10.9 million to increase its environmental liabilities and made payments of $13.8 million for clean-up costs, which reduced its environmental liabilities.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed the Company’s present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations and cash flows. It is reasonably possible that the Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

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

Vertac - Uniroyal Chemical Company, Inc. (“Uniroyal”) (a wholly owned subsidiary of the Company and now known as Chemtura USA Corporation) and its Canadian subsidiary, Uniroyal Chemical Co./Cie (formerly known as Uniroyal Chemical Ltd./Ltee and now known as Chemtura Canada Co./Cie) were joined with others as defendants in consolidated civil actions brought in the United States District Court, Eastern District of Arkansas, Western Division (“Court”) by the United States of America, the State of Arkansas and Hercules Incorporated (“Hercules”), relating to a Vertac Chemical Company site in Jacksonville, Arkansas.  Uniroyal has been dismissed from the litigation.  However, on May 21, 1997, the Court entered an order finding that Uniroyal Chemical Co./Cie is jointly and severally liable to the United States, and finding that Hercules and Uniroyal Chemical Co./Cie are liable to each other in contribution. On October 23, 1998, the Court entered an order granting the United States’ motion for summary judgment against Uniroyal Chemical Co./Cie and Hercules as to the amount of its claimed removal and remediation costs of $102.9 million at the Vertac site.  Trial on the allocation of these costs as between Uniroyal Chemical Co./Cie and Hercules was concluded on November 6, 1998, and on February 3, 2000, the Court entered an Order finding Uniroyal Chemical Co./Cie liable to the United States for approximately $2.3 million and liable to Hercules in contribution for approximately $0.7 million.  On April 10, 2001, the United States Court of Appeals for the Eighth Circuit (“Appeals Court”) (i) reversed a decision in favor of the United States and against Hercules with regard to the issue of divisibility of harm and remanded the case back to the Court for a trial on the issue; (ii) affirmed the finding of arranger liability against Uniroyal Chemical Co./Cie; and (iii) set aside the findings of contribution between Hercules and Uniroyal Chemical Co./Cie by the Court pending a decision upon remand.  The Appeals Court also deferred ruling on all constitutional issues raised by Hercules and Uniroyal Chemical Co./Cie pending subsequent findings by the Court.  On June 6, 2001, the Appeals Court denied Uniroyal Chemical Co./Cie’s petition for rehearing by the full Appeals Court on the Appeals Court’s finding of arranger liability against Uniroyal Chemical Co./Cie and on December 10, 2001, Uniroyal Chemical Co./Cie’s Petition for a Writ of Certiorari to the United States Supreme Court with regard to the issue of its arranger liability was denied.  On December 12, 2001, the Court concluded hearings pursuant to the April 10, 2001 remand by the Appeals Court and briefing on the issue of divisibility was completed in January 2003.  On March 30, 2005, the Court entered a memorandum opinion and order finding no basis for Hercules’ claim of divisibility of harm for the damages arising from the remediation for which Hercules and Uniroyal Chemical Co./Cie had previously been found jointly and severally liable. The Court also rejected challenges to the constitutionality of CERCLA and its application in this case. Further, the Court affirmed its earlier findings regarding allocation. The net result of the memorandum opinion and order is the allocation of liability upon Uniroyal Chemical Co./Cie of 2.6 percent of the damages imposed jointly and severally upon Uniroyal Chemical Co./Cie and Hercules. This finding returns the parties to the positions held following the Court’s February 3, 2000 order, which resulted in liability upon Uniroyal Chemical Co./Cie to the United States for approximately $2.9 million and liability to Hercules for contribution for approximately $0.7 million.  The Appeals Court affirmed the judgment on July 13, 2006, and later denied petitions for rehearing.  Further appellate proceedings are anticipated.

Petrolia - In April 2004, the Company and other owners of property near the Company’s former Petrolia, Pennsylvania facility were named as defendants in a toxic tort class action lawsuit alleging contamination in and around the named areas that gave rise to certain property damage and personal injuries.  The plaintiffs also sought clean-up by the defendants of the alleged contamination.  On October 18, 2005, the Court issued its Memorandum Opinion and Order denying the plaintiffs’ motion for class certification, and on August 2, 2006, the Pennsylvania Superior Court affirmed the lower court’s opinion. Multiple lawsuits have been filed against the Company by individuals who were a part of the putative class.

Legal Proceedings

Conyers - The Company and certain of its former officers and employees were named as defendants in five putative state class action lawsuits filed in three counties in Georgia and one putative class action lawsuit filed in the United States District Court for the Northern District of Georgia pertaining to the fire at the Company’s Conyers, Georgia warehouse on May 25, 2004. Of the five putative state class actions, two were voluntarily dismissed by the plaintiffs, leaving three such lawsuits remaining.  These remaining putative state class actions, as well as the putative class action pending in federal district court seek recovery for economic and non-economic damages allegedly arising from the fire. Punitive damages are sought in the Davis case in Rockdale County, Georgia and the Martin case in the United States District Court for the Northern District of Georgia.  The Martin case also seeks a declaratory judgment to reform certain settlements, as well as medical monitoring and injunctive relief. The Company intends to vigorously defend against these lawsuits.

The Company was also named as a defendant in ten lawsuits filed by individual or multi-party plaintiffs in the Georgia and Federal courts pertaining to the May 25, 2004 fire at its Conyers, Georgia warehouse.  One of these lawsuits has been voluntarily dismissed by the plaintiff.  The plaintiffs in the remaining lawsuits seek recovery for economic and non-economic damages, including punitive damages in six of the nine remaining lawsuits.  One of the lawsuits, the Diana Smith case, was filed in the United States District Court for the Northern District of Georgia against the Company, as well as the City of Conyers and Rockdale County, and includes allegations similar to those in the other lawsuits noted above, but adding claims for alleged civil rights violations, federal Occupational Safety and Health Administration violations, Georgia Racketeer Influenced and Corrupt Organizations Act violations, criminal negligence, reckless endangerment, false imprisonment, and kidnapping, among other claims. The Company intends to vigorously defend against these lawsuits.

Within one day of the fire, the Company established a claims office to resolve all legitimate economic and personal injury claims in the Rockdale County, Georgia area.  The Company still maintains a claims office in Conyers, and continues to negotiate the settlement of claims whether submitted through the claims office or otherwise.

At the time of the fire, the Company maintained, and continues to maintain, property and general liability insurance.  The Company believes that its general liability policies will adequately cover any third party claims and legal and processing fees in excess of the amounts that were recorded through September 30, 2006.

Albemarle Corporation - In May 2002, Albemarle Corporation filed two complaints against the Company in the United States District Court for the Middle District of Louisiana, one alleging that the Company infringed three process patents held by Albemarle Corporation relating to bromine vacuum tower technology, and the other alleging that the Company infringed or contributed to or induced the infringement of a patent relating to the use of decabromodiphenyl ethane as a flame retardant in thermoplastics. On a motion by the Company and over Albemarle’s objection, the cases were consolidated.  In addition, the Company filed a counterclaim with the District Court in the flame retardant cases, alleging, among other things, that the Albemarle patent is invalid or was obtained as a result of inequitable conduct from the United States Patent and Trademark Office. In March 2004, Albemarle amended its consolidated complaint to add additional counts of patent infringement and trade secret violations.  The Company believes that the allegations of Albemarle in the consolidated complaint, as well as the allegations in the additional counts, are without basis factually or legally, and intends to defend the case vigorously.  On October 25, 2005, Albemarle filed a complaint against Chemtura Corporation and Great Lakes Chemical Corporation in the United States District Court for the Middle District of Louisiana alleging that Chemtura and Great Lakes infringed a recently granted U.S. patent held by Albemarle relating to a decabromodiphenyl ethane “wet cake” intermediate product.  The Company believes that the allegations of the complaint are without basis, factually or legally, and intends to defend the case vigorously.  The parties are currently completing the discovery phase of the cases and, in the first case described above, are preparing for a hearing on claim construction scheduled for the first quarter of 2007.

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

Each quarter the Company evaluates and reviews pending claims and litigation to determine appropriate reserve amounts.  As of September 30, 2006, the Company’s accrual for probable loss in the aforementioned legal proceeding cases is immaterial.  In addition, the related receivable to reflect probable insurance recoveries is also immaterial.

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

In addition to the matters referred to above, the Company is subject to routine litigation in connection with the ordinary course of its business.  These routine matters have not had a material adverse effect on the Company, its business or financial condition in the past, and the Company does not expect this litigation, individually or in the aggregate, to have a material adverse effect on its business or its financial condition in the future, but it can give no assurance that such will be the case.

Guarantees

The Company has standby letters of credit and guarantees with various financial institutions.  At September 30, 2006 and December 31, 2005, the Company had $157.7 million and $148.7 million, respectively, of outstanding letters of credit and guarantees primarily related to its liabilities for environmental remediation, insurance obligations, European value added tax (VAT) obligations, a pending legal matter, a potential tax exposure, and a customer guarantee.  The increase is primarily due to additional letters of credit related to environmental obligations of Great Lakes.

The standby letter of credit for the potential tax exposure existed prior to December 31, 2002.  At September 30, 2006 and December 31, 2005, the amount of this letter of credit was $22.3 million and $20.4 million, respectively.  At September 30, 2006 and December 31, 2005, the Company had accrued $11.5 million and $10.6 million, respectively, related to this exposure, which represents the Company’s estimate of the probable outcome of this tax exposure.

The letter of credit for the pending legal matter relates to the indemnification liability that Great Lakes may be obligated to pay relating to the OSCA matter described above.  The amount of the letter of credit was $16.1 million at September 30, 2006 and December 31, 2005.  At December 31, 2005, the Company had $9.7 million accrued for this exposure.  During the second quarter of 2006, the Company completed its review of this matter and reversed the $9.7 million accrual as part of the purchase accounting adjustments to goodwill related to the Merger.

For the customer guarantee, the Company has contingently guaranteed certain debt obligations of one of its customers.  At September 30, 2006 and December 31, 2005, the amount of this guarantee was $3.1 million and $2.8 million, respectively.  Based on past experience and on the underlying circumstances, the Company does not expect to have to perform under this guarantee.  The fair value of the Company’s obligation to stand-ready to perform for the term of the guarantee is not material.

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

BUSINESS SEGMENT DATA

The Company evaluates a segment’s performance based on several factors, of which the primary factor is operating profit (loss).  In computing operating profit (loss) by segment, the following items have not been deducted:  (1) general corporate expense; (2) amortization; (3) facility closures, severance and related costs; (4) antitrust costs; (5) merger costs; (6) gain (loss) on sales of businesses and joint ventures and (7) non-current asset impairments.  Pursuant to FASB No. 131, “Disclosures about Segments of an Enterprise and Related Information,” these items have been excluded from the Company’s presentation of segment operating profit (loss) because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance.

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

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis, including amortization expense.  These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses for executives and corporate managers.  Facility closures, severance and related costs are costs related to the Company’s 2006 cost savings initiatives, and revisions to reserves related to the 2004 activity-based restructuring initiative and the cost reduction initiatives that began in 2001 and 2003.  The antitrust costs are primarily for settlement offers and legal costs associated with antitrust investigations and related civil lawsuits.  Merger costs are non-capitalizable costs associated with the Merger and integration of Crompton and Great Lakes.  The non-current asset impairment charge in 2006 is related to the impairment of goodwill and certain tangible and intangible assets of the Fluorine business and assets that were retained after the sale of the IWA business in May 2006.

Certain prior year business segment amounts have been reclassified to conform to the current year’s presentation.

A summary of business data for the Company’s reportable segments for the quarter and nine month periods ended September 30, 2006 and 2005 are as follows:

Information by Business Segment

(In thousands)	Quarter ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net Sales

Plastic Additives	$403,451	$374,561	$1,210,122	$792,830
Polymers	122,938	121,897	374,826	391,218
Specialty Additives	137,387	133,702	423,804	420,943
Crop Protection	88,963	102,652	278,385	271,542
Consumer Products	132,686	140,294	450,293	140,294
Polymer Processing Equipment	—	—	—	48,338
Other	31,586	45,310	111,665	45,310
Total Net Sales	$917,011	$918,416	$2,849,095	$2,110,475

Operating Profit (Loss)

Plastic Additives	$17,501	$25,443	$90,457	$57,528
Polymers	17,360	24,328	51,760	75,684
Specialty Additives	16,076	19,704	48,625	76,242
Crop Protection	11,432	29,554	57,143	74,256
Consumer Products	17,079	10,508	63,800	10,508
Polymer Processing Equipment	—	—	—	(3,003)
Other	2,024	4,864	10,910	4,864
	81,472	114,401	322,695	296,079

General corporate expense, including amortization	(32,670)	(25,327)	(99,974)	(62,257)
Facility closures, severance and related costs	(863)	(220)	1,913	(24,295)
Antitrust costs	(25,669)	(6,716)	(70,752)	(13,220)
Merger costs	(1,102)	(19,378)	(15,892)	(28,064)
Purchase accounting — inventory fair value impact	—	(37,100)	—	(37,100)
In-process research and development	—	(75,400)	—	(75,400)
Gain (loss) on the sale of businesses, net	113	—	(12,362)	—
Income related to sale of Gustafson joint venture	1,500	—	1,500	—
Impairment of non-current assets	(74,653)	—	(80,263)	—
Total Operating Profit (Loss)	$(51,872)	$(49,740)	$46,865	$55,743

SUBSEQUENT EVENTS

On October 30, 2006, the Company sold its majority interest in the Davis Standard LLC venture to its partner, Hamilton Robinson LLC for approximately $60.4 million in cash, plus an additional $8.4 million that is payable upon finalizing certain post-closing determinations. Subsequent to September 30, 2006 and prior to the sale, the Company received approximately $13.3 million in cash distributions. The Company expects to have a gain on this transaction.

On November 2, 2006, the Company signed a non-binding letter of intent to sell its EPDM business and portions of its Rubber Chemical business.  The terms of the agreement are still in the discussion phase.  A definitive agreement is expected to be signed by December 31, 2006.

GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA

The Company’s obligations under its 7% Notes due 2009, the 9.875% Senior Notes due 2012 and the Senior Floating Rate Notes due 2010 (the “Notes”) are jointly and severally, fully and unconditionally guaranteed by certain wholly-owned domestic subsidiaries of the Company that guarantee the Company’s $740 million credit facility (the “Guarantor Subsidiaries”).  The Company’s subsidiaries that do not guarantee the Notes are referred to as the “Non-Guarantor Subsidiaries”. The Guarantor Condensed Consolidating Financial Data presented below presents the statements of operations, balance sheets and statements of cash flow data (i) for Chemtura Corporation (the “Parent Company”), the Guarantor

Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Chemtura Corporation’s historical reported financial information); (ii) for the Parent Company, alone (accounting for its Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) for the Guarantor Subsidiaries alone; and (iv) for the Non-Guarantor Subsidiaries alone.

The Company repurchased the remaining outstanding Senior Floating Rate Notes in May 2006 and repurchased the remaining outstanding 9.875% Senior Notes in July 2006.

Condensed Consolidating Statement of Earnings

Quarter ended September 30, 2006

(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$917,011	(344,023)	97,234	555,293	608,507

Cost of products sold	698,201	(344,023)	88,072	420,443	533,709
Selling, general and administrative	103,546	—	13,421	43,043	47,082
Depreciation and amortization	50,943	—	8,945	24,133	17,865
Research and development	16,593	—	(56)	9,612	7,037
Facility closures, severance and related costs	863	—	(21)	473	411
Antitrust costs	25,669	—	—	25,669	—
Merger costs	1,102	—	160	811	131
Gain on sale of businesses, net	(113)	—	(113)	—	—
Income related to sale of Gustafson joint venture	(1,500)	—	—	(1,500)	—
Impairment of non-current assets	74,653	—	—	74,653	—
Equity income	(1,074)	—	—	(695)	(379)

Operating profit (loss)	(51,872)	—	(13,174)	(41,349)	2,651

Interest expense	22,401	—	14,178	7,199	1,024
Loss on early extinguishment of debt	24,348	—	24,348	—	—
Other (income) expense, net	3,129	—	(6,675)	12,830	(3,026)
Equity in net (earnings) loss of subsidiaries	—	(21,125)	28,226	(3,044)	(4,057)

Earnings (loss) from continuing operations before income taxes	(101,750)	21,125	(73,251)	(58,334)	8,710
Income tax expense (benefit)	(15,933)	—	12,566	(30,293)	1,794
Earnings (loss) from continuing operations	(85,817)	21,125	(85,817)	(28,041)	6,916
Gain on sale of discontinued operations	45,925	—	45,925	—	—

Net earnings (loss)	$(39,892)	21,125	(39,892)	(28,041)	6,916

Condensed Consolidating Statement of Earnings

Nine months ended September 30, 2006

(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$2,849,095	$(1,059,984)	296,152	1,704,154	1,908,773

Cost of products sold	2,123,248	(1,059,984)	284,799	1,270,395	1,628,038
Selling, general and administrative	307,295	—	41,328	129,036	136,931
Depreciation and amortization	148,261	—	26,402	68,965	52,894
Research and development	49,115	—	(414)	29,683	19,846
Facility closures, severance and related costs	(1,913)	—	(3,787)	23	1,851
Antitrust costs	70,752	—	—	70,752	—
Merger costs	15,892	—	387	15,218	287
Loss on sale of businesses, net	12,362	—	(113)	9,529	2,946
Income related to sale of Gustafson joint venture	(1,500)	—	—	(1,500)	—
Impairment of non-current assets	80,263	—	—	74,728	5,535
Equity income	(1,545)	—	—	(298)	(1,247)

Operating profit (loss)	46,865	—	(52,450)	37,623	61,692
		—
Interest expense	80,871	—	53,706	21,160	6,005
Loss on early extinguishment of debt	43,897	—	43,897	—	—
Other (income) expense, net	(2,385)	—	(13,511)	21,398	(10,272)
Equity in net (earnings) loss of subsidiaries	—	94,380	(42,507)	(39,445)	(12,428)

Earnings (loss) from continuing operations before income taxes	(75,518)	(94,380)	(94,035)	34,510	78,387
Income tax expense (benefit)	(3,326)	—	(21,843)	(3,044)	21,561
Earnings (loss) from continuing operations	(72,192)	(94,380)	(72,192)	37,554	56,826
Gain on sale of discontinued operations	45,925	—	45,925	—	—

Net earnings (loss)	$(26,267)	$(94,380)	(26,267)	37,554	56,826

Condensed Consolidating Balance Sheet

as of September 30, 2006

(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
ASSETS

Current assets	$1,347,242	$—	208,077	277,595	861,570
Intercompany receivables	—	(12,137,250)	5,541,930	2,034,166	4,561,154
Investment in subsidiaries	—	(6,694,075)	2,661,242	1,058,788	2,974,045
Property, plant and equipment, net	1,142,600	—	151,916	537,443	453,241
Cost in excess of acquired net assets	1,188,967	—	100,840	620,860	467,267
Other assets	939,708	—	163,212	505,798	270,698
Total assets	$4,618,517	$(18,831,325)	8,827,217	5,034,650	9,587,975

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities	$858,850	$—	151,402	409,025	298,423
Intercompany payables	—	(12,137,250)	6,709,026	1,504,863	3,923,361
Long-term debt	1,069,059	—	636,596	427,428	5,035
Other long-term liabilities	860,658	—	262,763	304,124	293,771
Total liabilities	2,788,567	(12,137,250)	7,759,787	2,645,440	4,520,590

Stockholders’ equity	1,829,950	(6,694,075)	1,067,430	2,389,210	5,067,385
Total liabilities and stockholders’ equity	$4,618,517	$(18,831,325)	8,827,217	5,034,650	9,587,975

Condensed Consolidating Statement of Cash Flows

Nine months ended September 30, 2006

(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
Increase (decrease) to cash

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings (loss)	$(26,267)	$(94,380)	(26,267)	37,554	56,826
Adjustments to reconcile net earnings to net cash provided by operations:
Loss on sale of businesses, net	12,362	—	(113)	9,529	2,946
Income related to sale of Gustafson joint venture	(1,500)	—	—	(1,500)	—
Gain on sale of discontinued operations	(45,925)	—	(45,925)	—	—
Impairment of non-current assets	80,263	—	—	74,728	5,535
Loss on early extinguishment of debt	43,897	—	43,897	—	—
Depreciation and amortization	148,261	—	26,402	68,965	52,894
Stock-based compensation expense	10,079	—	10,079	—	—
Equity income	(7,309)	—	—	(6,062)	(1,247)
Changes in assets and liabilities, net	67,850	94,380	52,691	(178,827)	99,606
Net cash provided by operations	281,711	—	60,764	4,387	216,560

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	135,742	—	54,427	27,933	53,382
Net payments for acquisitions	(6,734)	—	—	(6,734)	—
Merger transaction costs paid	(8,409)	—	(1,175)	(2,785)	(4,449)
Capital expenditures	(77,844)	—	(8,241)	(43,842)	(25,761)
Other investing activities	406	—	406	—	—
Net cash provided by (used in) investing activities	43,161	—	45,417	(25,428)	23,172

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on credit facility	(414,095)	—	(225,000)	—	(189,095)
Proceeds on long-term borrowings	497,262	—	497,262	—	—
Payments on long-term borrowings	(323,689)	—	(323,689)	—	—
Payments on short-term borrowings	(13,963)	—	24,819	(881)	(37,901)
Premium paid on early extinguishment of debt	(35,570)	—	(35,570)	—	—
Payments for debt issuance costs	(5,775)	—	(5,775)	—	—
Dividends paid	(36,065)	—	(36,065)	—	—
Repayment of insurance policy loan	(9,854)	—	(9,854)	—	—
Proceeds from exercise of stock options	3,191	—	3,191	—	—
Other financing activities	(2,177)	—	437	(2,614)	—
Net cash (used in) provided by financing activities	(340,735)	—	(110,244)	(3,495)	(226,996)

CASH
Effect of exchange rates on cash	4,631	—	—	—	4,631
Change in cash	(11,232)	—	(4,063)	(24,536)	17,367
Cash at beginning of period	138,556		4,381	28,612	105,563
Cash at end of period	$127,324	$—	318	4,076	122,930

Condensed Consolidating Statement of Earnings
Quarter ended September 30, 2005
(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$918,416	$(157,260)	$89,373	$530,259	$456,044

Cost of products sold	703,353	(157,260)	74,427	409,241	376,945
Selling, general and administrative	101,865	—	15,770	47,253	38,842
Depreciation and amortization	46,244	—	7,545	23,694	15,005
Research and development	15,582	—	17	9,244	6,321
Facility closures, severance and related costs	220	—	(777)	195	802
Antitrust costs	6,716	—	—	6,716	—
Merger costs	19,378	—	5,300	12,281	1,797
In-process research and development	75,400	—	—	51,582	23,818
Equity income	(602)	—	—	169	(771)

Operating loss	(49,740)	—	(12,909)	(30,116)	(6,715)

Interest expense	29,171	—	21,867	6,670	634
Loss on early extinguishment of debt	10,859	—	10,859	—	—
Other expense (income), net	1,923	—	(3,333)	14,338	(9,082)
Equity in net loss (earnings) of subsidiaries	—	(94,378)	86,737	8,341	(700)

Earnings (loss) from continuing operations before income taxes	(91,693)	94,378	(129,039)	(59,465)	2,433
Income tax expense (benefit)	28,592	—	(8,754)	24,382	12,964

Earnings (loss) from continuing operations	(120,285)	94,378	(120,285)	(83,847)	(10,531)
Loss from discontinued operations	(25)	—	—	—	(25)
Gain (loss) on sale of discontinued operations	1,388	—	1,903	—	(515)
Net earnings (loss)	$(118,922)	$94,378	$(118,382)	$(83,847)	$(11,071)

Condensed Consolidating Statement of Earnings
Nine months ended September 30, 2005
(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$2,110,475	$(442,720)	$392,021	$1,030,182	$1,130,992

Cost of products sold	1,546,085	(442,720)	327,726	765,020	896,059
Selling, general and administrative	227,772	—	46,513	91,091	90,168
Depreciation and amortization	104,107	—	29,490	37,670	36,947
Research and development	36,565	—	1,920	17,912	16,733
Facility closures, severance and related costs	24,295	—	21,240	2,656	399
Antitrust costs	13,220	—	—	13,220	—
Merger costs	28,064	—	5,330	20,937	1,797
In-process research and development	75,400	—	—	51,582	23,818
Equity income	(776)	—	—	37	(813)

Operating profit (loss)	55,743	—	(40,198)	30,057	65,884

Interest expense	77,886	—	67,626	9,798	462
Loss on early extinguishment of debt	10,859	—	10,859	—	—
Other expense (income), net	7,572	—	(2,614)	22,861	(12,675)
Equity in net loss (earnings) of subsidiaries	—	54,351	6,446	(45,704)	(15,093)

Earnings (loss) from continuing operations before income taxes	(40,574)	(54,351)	(122,515)	43,102	93,190
Income tax expense (benefit)	51,308	—	(30,633)	47,595	34,346

Earnings (loss) from continuing operations	(91,882)	(54,351)	(91,882)	(4,493)	58,844
Earnings (loss) from discontinued operations	2,631	—	1,454	(10)	1,187
Loss on sale of discontinued operations	(26,234)	—	(20,516)	—	(5,718)
Net earnings (loss)	$(115,485)	$(54,351)	$(110,944)	$(4,503)	$54,313

Condensed Consolidating Balance Sheet

as of December 31, 2005

(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
ASSETS
Current assets	$1,541,600	$—	$112,041	$589,739	$839,820
Intercompany receivables	—	(9,567,154)	3,422,949	2,654,945	3,489,260
Investment in subsidiaries	—	(5,429,263)	2,548,432	1,008,041	1,872,790
Property, plant and equipment	1,192,335	—	168,610	581,518	442,207
Cost in excess of acquired net assets	1,211,459	—	102,797	622,798	485,864
Other assets	1,040,609	—	307,602	511,439	221,568
Total assets	$4,986,003	$(14,996,417)	$6,662,431	$5,968,480	$7,351,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$975,689	$—	$231,784	$377,672	$366,233
Intercompany payables	—	(9,603,757)	4,496,917	2,379,879	2,726,961
Long-term debt	1,309,603	—	685,258	435,557	188,788
Other long-term liabilities	925,314	—	306,004	248,875	370,435
Total liabilities	3,210,606	(9,603,757)	5,719,963	3,441,983	3,652,417
Stockholders’ equity	1,775,397	(5,392,660)	942,468	2,526,497	3,699,092
Total liabilities and stockholders’ equity	4,986,003	$(14,996,417)	$6,662,431	$5,968,480	$7,351,509

Condensed Consolidating Statement of Cash Flows

Nine months ended September 30, 2005

(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(115,485)	$(54,351)	$(110,944)	$(4,503)	$54,313
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operations:
Loss on sale of discontinued operations	26,234	—	20,516	—	5,718
Loss on early extinguishment of debt	10,859	—	10,859	—	—
Depreciation and amortization	106,887	—	31,414	37,670	37,803
Stock-based compensation expense	3,291	—	3,291	—	—
Equity income	(776)	—	—	37	(813)
In-process research and development	75,400	—	—	51,582	23,818
Changes in assets and liabilities, net	(132,466)	54,351	(92,507)	41,597	(135,907)
Net cash (used in) provided by operations	(26,056)	—	(137,371)	126,383	(15,068)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	92,002	—	73,859	—	18,143
Acquisitions, net of cash acquired	69,405	—	—	42,557	26,848
Merger transaction costs paid	(16,360)	—	(12,807)	(3,553)	—
Capital expenditures	(58,303)	—	(7,702)	(32,058)	(18,543)
Other investing activities	(56)	—	(84)	28	—
Net cash provided by investing activities	86,688	—	53,266	6,974	26,448

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) domestic credit facility	122,000	—	143,000	(21,000)	—
Proceeds from long term borrowings	9,000	—	—	9,000	—
Payments on long term borrowings	(132,241)	—	(120,000)	(12,241)	—
Payments on short term borrowings	(413)	—	(57)	(53)	(303)
Premium paid on early extinguishment of debt	(3,323)	—	(3,323)	—	—
Payments of debt issuance costs	(2,478)	—	(2,478)	—	—
Dividends paid	(23,997)	—	(23,997)	—	—
Proceeds from exercise of stock options	74,752	—	74,752	—	—
Other financing activities	(1,833)	—	(2,158)	325	—
Net cash (used in) provided by financing activities	41,467	—	65,739	(23,969)	(303)

CASH
Effect of exchange rates on cash	(8,535)	—	—	—	(8,535)
Change in cash	93,564	—	(18,366)	109,388	2,542
Cash at beginning of period	158,700	—	22,972	1,248	134,480
Cash at end of period	$252,264	$—	$4,606	$110,636	$137,022

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Chemtura Corporation:

We have reviewed the condensed consolidated balance sheet of Chemtura Corporation and subsidiaries as of September 30, 2006, the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2006 and 2005, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
November 9, 2006

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

Description of Business

Crompton Corporation was historically a global diversified producer of specialty chemicals (including agricultural chemicals), polymer products and polymer processing equipment.  On July 1, 2005, the Company completed a merger (the Merger) with Great Lakes Chemical Corporation (Great Lakes).  In conjunction with the Merger, the Company changed its name to Chemtura Corporation (the Company).

The Company is a global company dedicated to delivering innovative, market-focused specialty chemical solutions and consumer products.  The Company currently has approximately 6,300 employees worldwide and sells its products in more than 100 countries.  Headquartered in Middlebury, Connecticut, the Company operates in various markets, principally automotive, transportation, construction, agriculture, packaging, lubricants, plastics for durable and non-durable goods, industrial rubber, electronics and pool and spa chemicals.  Most of its chemical products are sold to industrial manufacturing customers for use as additives, ingredients or intermediates that add value to their end products.

The primary economic factors that influence the Company’s operations and sales are industrial production, residential and commercial construction, auto production and resin production.  In addition, the Company’s Crop Protection segment is influenced by worldwide weather, disease and pest infestation conditions. The Company’s Consumer Products segment is also influenced by general economic conditions impacting consumer spending and weather conditions.

Other major factors affecting the Company’s financial performance include industry capacity, customer demand, raw material and energy costs and selling prices. The Company’s strategy is to pursue selling prices that reflect the value of our products and to pass on higher costs for raw material and energy so as to preserve our profit margins. Our target is to achieve a 15% operating profit margin across our business portfolio.

The third quarter of 2006 marked the one-year anniversary of the Merger.  As such, the results for the third quarter of 2006 as compared to the same quarter in 2005 provide comparisons based on the consolidated entity.  The major reason for increases in the Company’s revenues and expenses for nine month period ended September 30, 2006 as compared to the same period in 2005 is the Merger.  Comments related to those increases, as well as a detailed review of the Company’s financial position and results of operations for all periods are included in the remainder of this Item 2.  The remainder of this introduction discusses key factors affecting the Company’s overall business performance for the three and nine month periods ended September 30, 2006 and other significant events.

For the quarter ended September 30, 2006 as compared to the same quarter in 2005, the Company experienced a slight decline in sales but was able to slightly improve gross margin as a percentage of sales.  Additionally, continued weakness in non-flame retardant plastic additives, EPDM and Rubber Chemicals businesses and lower than expected results in the Crop Protection segment have also impacted results for the three and nine-month periods ended September 30, 2006.

During the third quarter of 2006, the Company undertook its annual impairment analysis of goodwill required by and performed in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other, Intangible Assets”, (Statement No. 142).  As of September 30, 2006, the Company recorded a non-cash impairment charge to goodwill of $51.9 million related solely to the Fluorine business.  Additionally, the Company recorded an impairment charge related to certain assets used in the Fluorine business of $22.7 million.  These impairments are consistent with the overall decline in future earnings expectations due primarily to continued weak market share and the projected loss of revenue in the Fluorine business resulting from the loss of a customer.

The non-flame retardant plastic additives product line, included within the Plastic Additives segment, continued to show volume improvements over the same period last year.  However volumes did not improve to the level expected due to market share loss resulting from price increases the Company implemented in 2005.  While pricing narrowly improved for these products in the first quarter of 2006 as compared to the first quarter of 2005, prices have been sequentially declining since the fourth quarter of 2005.  During the third quarter of 2006, the Company began to see a rebound of volumes and will continue to focus on rebuilding the profitability of these products in the wake of market share losses late in 2005.

The flame retardant product line, included within the Plastic Additives segment, reported continued strength during the quarter ended September 30, 2006.  Flame retardant products continue to benefit from selling price increases that were passed along to our customers to recover cost increases the Company experienced in the prior year.  The increase in selling prices was partially offset by a net reduction in volume.  Volume declines were not the result of price increases in most major products, except for Bromine which has recalled some previously implemented price increases.  Additionally, the flame retardant business is benefiting from production efficiencies.  The Company expects that flame retardants pricing improvements will continue into the fourth quarter of 2006.

The Polymers segment demonstrated continued weakness in the quarter and nine month periods ended September 30, 2006 as compared to the same periods in 2005, primarily due to weak demand, overcapacity and EPDM pricing that was insufficient to offset the increase in raw material and energy costs.  This weakness was only partly offset by favorable volume, improved pricing and cost reductions for urethanes products.  The Company expects conditions in its EPDM end markets to continue to be weak for the remainder of 2006 and therefore is not anticipating significant improvements in net sales or operating profits.  The Company anticipates that conditions in the urethanes business will continue to improve.

The Specialty Additives segment reported an increase in sales in the third quarter of 2006 as compared with the same quarter in 2005 primarily due to petroleum additive price increases; however, those increases did not offset previous declines in rubber chemical sales in the first half of 2006.  This segment continued to report declines in operating profits for both the third quarter and nine months ended September 30, 2006 as compared to the same periods in 2005 primarily due to weakness in the rubber chemical business.  The Company’s petroleum additive products experienced continued pricing improvement which, for the third quarter of 2006, offset volume loss and production inefficiencies.   Earnings in the Company’s rubber chemical products were weak compared to 2005 due to lower volumes and lower pricing.  Lower volumes reflect a reduction in the Company’s manufacturing footprint, weak market demand, and competition from imported products.  The Company expects that results related to petroleum additive products will increase in the fourth quarter of 2006, while earnings for the full year related to rubber chemical products will continue to be weak.

Crop Protection results for the three and nine month periods ended September 30, 2006 declined as compared with results for the same periods in 2005.  These declines are primarily related to a reduction in volume due to North American weather conditions, competition in the miticides business and economic pressures in the Brazilian agricultural markets, somewhat offset by increases due to the Merger and the acquisition of Trace Chemicals in the first half of 2006.  Additionally, the Company increased its reserve for uncollectible accounts receivable in response to diminished liquidity in the Brazilian agricultural markets.

The Consumer Products segment was not included in the results for the first six months of 2005, because it was acquired as part of the Merger.  However, this segment has continued to experience strong growth since the date of the Merger through the third quarter of 2006.  Growth from the third quarter of 2005 to the third quarter of 2006 is related to stronger pricing and improved efficiencies. These benefits were partially offset by lower volumes, the majority of which related to the loss of a customer due to price increases, coupled with the higher cost of raw materials. The Company anticipates that the Consumer Products segment will continue to show profit improvement for the remainder of 2006.

The Company is working to improve the profitability of some businesses that are not performing as anticipated.  Strengthened management in the non-flame retardant plastic additives business has placed increased focus on specific areas for improvement including a review of the Company’s manufacturing sites to find areas where production efficiencies can be made and marketing strategies.  The Company is anticipating a gradual recovery in that business.  Additionally, the Company is assessing cost reduction actions and other initiatives to improve results for both rubber chemical and EPDM products and pursuing a potential sale of these businesses.  The Company is currently assessing opportunities for cost reductions to realize the goal of achieving selling, general and administrative and research and development expenditures that are 10% as a percent of total revenue, as well as cost and other improvement initiatives to improve the Company’s gross margins closer to the goal of 30%.

Cost Savings

The Company has undertaken various cost reduction initiatives over the past several years and continues to aggressively pursue cost reductions. As a result of the Merger, the Company is continuing to identify savings opportunities.  The Company recognized $19.3 million in cost savings during 2005 and expects to achieve approximately $80 to $90 million of incremental savings in 2006 versus the pro forma combined results in 2005, and approximately $50 million of incremental savings in 2007, for a cumulative total of approximately $150 million.   As of September 30, 2006, actual pre-tax merger related savings, based on the combined operations of the Company and Great Lakes for the nine months ended September 30, 2006 versus the pro forma combined results for the nine months ended September 30, 2005, totaled approximately $61.4 million.  Both the annual cost savings and one-time expenditures are dependent upon the final integration activities that are being implemented by the Company.  It is possible that the actual costs and savings amounts will differ from these current estimates.

The Company is in the process of implementing a new cost savings initiative to support its continuing efforts to become more efficient and reduce costs.  As of September 30, 2006, the Company is still finalizing the specific plans that will be implemented throughout 2006 and 2007, and the projected cost savings impact and one-time costs that it expects to incur.

The Company is utilizing Six Sigma, Lean Manufacturing initiatives and outside consultants to assist in identifying and implementing process improvements.

Significant Transactions

The Company continues to assess its business portfolio and debt position. To date in 2006, the Company has undertaken the following initiatives:

1.               On November 2, 2006, the Company signed a non-binding letter of intent to sell its EPDM business and portions of its Rubber Chemical business.  The terms of the agreement are still in the discussion phase.  A definitive agreement is expected to be signed by December 31, 2006.

2.               On October 30, 2006, the Company sold its majority interest in the Davis Standard LLC venture to its partner, Hamilton Robinson LLC for approximately $60.4 million in cash, plus an additional $8.4 million that is payable upon finalizing certain post-closing determinations.  Subsequent to September 30, 2006 and prior to the sale, the Company received $13.3 million in cash distributions.  The Company expects to have a gain on this transaction.

3.               On October 2, 2006, the Company entered into a settlement agreement for $51.0 million with respect to the rubber chemical portion of the direct purchaser class action lawsuits filed against the Company.  This Agreement, which is subject to court approval, resolves over 90% of the Company’s exposure to direct rubber chemical claims.  In anticipation of this settlement, the Company recorded an additional $12.2 million of antitrust costs during September 2006.

4.               During the third quarter of 2006, the Company completed its annual impairment testing of goodwill as required under Statement of Financial Accounting Standards (Statement) No. 142, “Goodwill and Other Intangible Assets” (Statement 142).  The results of this analysis required the Company to reduce goodwill by $51.9 million related to the Fluorine business.

5.               Contemporaneous with the loss of revenue in the Fluorine business, the Company was required to test the recoverability of long-lived assets under Statement No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.”  The Company incurred a charge of $22.7 million related to this impairment.

6.               During the third quarter of 2006, the Company recorded an increase to goodwill of $25.8 million to adjust deferred tax assets for tax periods prior to the Merger for the impact of an examination by the Internal Revenue Service and the filing of the corporations pre-merger income tax return, as well as a refund of pre-merger related income taxes received during the third quarter.

7.               In July 2006, the Company completed the redemption of the remaining $158.9 million of the Company’s outstanding 9.875% Senior Notes due 2012 (2012 Notes), which was funded through borrowings under the Company’s Credit Facility, the uncommitted working capital facilities and available cash.  The purchase price to tender the 2012 Notes was $1,123.87 per $1,000 in principal amount.  The premium and other costs associated with the redemption were $24.3 million and have been recorded as a loss on early extinguishment of debt in the third quarter of 2006.

8.               On June 23, 2006, the Company sold a significant portion of the real estate at the West Lafayette, Indiana location, for net proceeds of $6.1 million, inclusive of $0.4 million of associated costs.  There was no gain or loss recognized on this sale.

9.               On May 12, 2006, the Company sold its Industrial Water Additives (“IWA”) business to BWA Water Additives (“BWA”) for $85 million, exclusive of a $10.2 million adjustment for retained accounts receivable and payable.  A reduction in net assets of $81.0 million, primarily related to $33.6 million of goodwill; $32.5 million of net intangibles related to technology, brands and customer relationships; and $12.2 million of finished goods inventory were attributable to this sale.  Additionally, the Company incurred $3.3 million in associated costs, $0.4 million related to employee retention agreements and $2.3 million due to future losses related to supply agreements with BWA and $0.4 million of other costs.  A loss of $12.5 million ($14.1 million after-tax) has been included in (gain) loss on sale of businesses net, on the condensed consolidated statement of earnings.

No facilities or manufacturing assets were included in this transaction and Chemtura will continue to manufacture and sell products to BWA via supply agreements. These assets were reviewed for recoverability under the requirements of Statement 144, and a charge of $5.6 million related to the impairment of the fully-dedicated manufacturing assets retained was recorded in operating profit.

Contemporaneous with the sale, the Company entered into an exclusive distribution agreement with BWA related to the Liquibrom product line.

10.         On May 24, 2006, the Company completed a tender offer to repurchase the remaining $164.8 million of its outstanding Senior Floating Rate Notes due 2010 (2010 Notes).  The purchase price to tender the 2010 Notes was $1,095.83 per $1,000 in principal amount.  As a result of the tender, the Company recorded a loss on early extinguishment of debt of $19.5 million during the second quarter of 2006.  The loss includes a premium of $15.8 million and the write-off of unamortized deferred costs of $3.7 million.

11.         On April 19, 2006, the Company and certain of its consolidated subsidiaries entered into an underwriting agreement with several financial institutions for the sale by the Company of $500 million aggregate principal amount of 6.875% Senior Notes due 2016 (2016 Notes). The offering closed on April 24, 2006 and the Company received net proceeds from the offering of $492.3 million after expenses. The proceeds were utilized to repay the outstanding balance on the Company’s revolving credit facility of $364 million, the outstanding balance on uncommitted lines of credit of $50 million and to repurchase receivables under the domestic receivable securitization programs of $60 million, with the remaining proceeds used for general corporate purposes.

12.     On March 24, 2006, the Company acquired the Trace Chemicals business from Bayer CropScience LP for net cash of $6.7 million.  Trace Chemicals is a leader in farmer-applied seed treatments in markets serving the United States of America.  The acquisition will serve to enhance the Company’s offerings in the Crop Protection business.

ANTITRUST INVESTIGATIONS COSTS AND RELATED MATTERS

On October 2, 2006, the Company entered into a settlement agreement with respect to the rubber chemical portion of the direct purchaser class action lawsuits filed against the Company.  The agreement provides that the Company will pay $51.0 million to resolve class claims.  This Agreement, which is subject to court approval, resolves over 90% of the Company’s exposure to direct rubber chemical claims.  In anticipation of this settlement, the Company recorded an additional $12.2 million of antitrust costs during September 2006.  In addition, the Company recorded $5.1 million of antitrust costs during the third quarter of 2006 related to indirect and multi-product civil claims.  The overall reserve for civil antitrust litigation was $96.5 million on September 30, 2006.  See “Antitrust Investigation and Related Matters” in the Notes to Consolidated Condensed Financial Statements on page 28, and Item I “Legal Proceedings” under Part II on page 70.

LIQUIDITY AND CAPITAL RESOURCES

Refinancing and Redemptions

On April 19, 2006, the Company and certain of its consolidated subsidiaries entered into an underwriting agreement with several financial institutions for the sale by the Company of $500 million aggregate principal amount of 6.875% Senior Notes due 2016 (2016 Notes). The offering was made under the Company’s shelf registration statement on Form S-3 filed with the Securities and Exchange Commission on April 19, 2006 and by a prospectus supplement dated April 19, 2006. The underwriters purchased the 2016 Notes from the Company at 98.452% (a 6.95% effective rate) of their principal amount, plus accrued interest from April 24, 2006. The offering closed on April 24, 2006 and the Company received net proceeds from the offering of $492.3 million after expenses. The proceeds were utilized to repay the outstanding balance on the Company’s revolving credit facility of $364 million, the outstanding balance on uncommitted lines of credit of $50 million and to reduce borrowings under the domestic receivable securitization programs of $60 million, with the remaining proceeds used for general corporate purposes.

On May 24, 2006, the Company completed the tender offer to repurchase the remaining $164.8 million of its outstanding Senior Floating Rate Notes due 2010 (2010 Notes).  The purchase price to tender the 2010 Notes was $1,095.83 per $1,000 principal amount.  As a result of the tender, the Company  recorded a loss on early extinguishment of debt of $19.5 million during the second quarter of 2006.  The loss includes the premium of $15.8 million and the write-off of unamortized deferred costs of $3.7 million.

In July 2006, the Company completed the redemption of the remaining $158.9 million of the Company’s outstanding 9.875% Senior Notes due 2012 (2012 Notes), which will be funded through the Company’s revolving Credit Facility, the uncommitted working capital facilities and available cash.  The purchase price to tender the 2012 Notes is $1,123.87 per $1,000 principal amount.  As a result of the tender, the Company recorded a pre-tax loss on early extinguishment of debt of $24.3 million during the third quarter of 2006.  The loss includes a premium of $19.7 million, the write-off of unamortized deferred costs of $3.8 million and the write-off of unamortized original issue discount of $0.8 million.

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

On May 12, 2006, the Company sold its IWA business to BWA for $85 million, exclusive of a $10.2 million adjustment for retained accounts receivable and payable, receiving net proceeds of $74.8 million.  The Company incurred $3.3 million of costs associated with the transaction.  Under the terms of the agreement the Company expects to pay an additional $1.7 million related to inventory adjustments and employee retention agreements.  Contemporaneously with the sale, the Company entered into supply agreements for manufactured product with BWA.  The Company accrued $2.3 million related to anticipated losses associated with these supply agreements.  Effective with the sale, the Company recorded an impairment charge of $5.6 million related to the fully dedicated retained manufacturing assets of the IWA business, to properly reflect the fair value of the assets retained.  The Company does not anticipate that the absence of the IWA business will have a significant impact on its cash flows from operations or its capital resources.

Cash Flows from Operations

Net cash provided by operations was $281.7 million for the nine months ended September 30, 2006 as compared with net cash used in operations of $26.1 million for the nine months ended September 30, 2005.   Changes in key working capital accounts are summarized below:

Source (use) (In thousands)	Nine months ended September 30, 2006	Nine months ended September 30, 2005	Change
Accounts receivable	$51,414	$112,878	$(61,464)
Accounts receivable — securitization	$213,759	$(58,158)	$271,917
Inventories	$(4,659)	$45,195	$(49,854)
Accounts payable	$(48,798)	$(95,699)	$46,901

The decrease in accounts receivable during the nine months ended September 30, 2006 and September 30, 2005 was primarily a result of the liquidation of receivables of the Consumer Products and Crop Protection businesses during the third quarters of 2006 and 2005 due to normal seasonal collections.  The Company experienced a greater increase in accounts receivable sold under the Company’s securitization programs from September 30, 2005 to September 30, 2006 mainly due to the expansion of the domestic and international securitization programs in 2006 to include the Great Lakes accounts receivables and optimize the benefits under these programs.  The increase in inventory for the nine month period ended September 30, 2006 was marginal compared to a decrease in inventory of $45.2 million for the first nine months of 2005, which was primarily due to the realization of a $37.1 million purchase accounting fair value impact on inventories acquired from Great Lakes.  The changes in accounts payable for both periods presented are primarily a result of timing of vendor payments.

During the first nine months of 2006 and 2005, the Company’s pension and post-retirement health care liabilities decreased by $58.7 million and $47.8 million, respectively, primarily due to domestic and international pension plan payments, including supplemental voluntary contributions to domestic qualified pension plans of $40 million in 2006 and $20 million in 2005.  In addition, during the first nine months of 2005 a deposit of $40.3 million for a global civil antitrust settlement was made.

Net cash provided by operations in the nine months ended September 30, 2006 was also affected by various charges, net of related payments.  A summary of these items and the net impact on cash flows provided by (used in) operations is as follows:

(In millions)	Net Change per Condensed Consolidated Cash Flow Statement	Nine months ended September 30, 2006 (Income) Expense	Nine months ended September 30, 2006 Cash Payments
Non-capitalizable Merger costs	$(12.5)	$15.9	$(28.4)
Facility closure, severance and related costs	$(12.5)	$(1.9)	$(10.6)
Antitrust settlements	$19.3	$55.8	$(36.5)
Interest expense	$(0.3)	$80.9	$(81.2)
Management incentive plans	$(9.4)	$0.7	$(10.1)
Income taxes	$(55.0)	$(0.3)	$(54.7)

Net cash provided by operations for the nine months ended September 30, 2006 also reflects the impact of $148.3 million of pre-tax non-cash depreciation and amortization expense, an estimated non-cash impairment charge related to goodwill of $51.9 million,  $5.6 million pre-tax non-cash asset impairment charge related to the impairment of retained assets of the IWA business that was sold in May 2006 and a $22.7 million pre-tax non-cash asset impairment charge related to the impairment of certain tangible and intangible assets of the Fluorine business.

Cash Flows from Investing and Financing Activities

Net cash provided by investing activities for the nine months ended September 30, 2006 was $43.2 million, which included proceeds from the sale of the IWA business of $74.8 million, earn-out proceeds from the sale of the OrganoSilicones business of $54.4 million and proceeds from the sale of the former Great Lakes office building in West Lafayette of $6.5 million, partially offset by $77.8 million of capital expenditures, $8.4 million of merger transaction costs and $6.7 million of net cash paid for the acquisition of Trace Chemicals.

Net cash used in financing activities was $340.7 million for the nine months ended September 30, 2006, which included net payments on the credit facility of  $414.1 million, payments on long-term borrowing of $323.7 million related to the retirement of the Company’s 2010 Notes and 2012 Notes, payments on short-term borrowings of $14.0 million, dividends paid of $36.1 million, premiums paid of $35.6 million for the early extinguishment of the  2010 Notes and 2012 Notes, payment for debt issuance costs of $5.8 million related to issuance of the Company’s 2016 Notes, and the repayment of a loan borrowed against the cash surrender value of life insurance policies of $9.9 million.  These payments were partially offset by proceeds from long-term borrowings of $497.3 million related to the 2016 Notes issued in April 2006, and proceeds from the exercise of stock options of $3.2 million.

As a result of the sale of the OrganoSilicones business to GE in 2003, the Company will continue to receive quarterly earn-out payments through December 2006 based on the minimum required payments and additional payments contingent on combined performance through September 2006 of GE’s existing Silicones business and the OrganoSilicones business that GE acquired from the Company.  The total of such earn-out proceeds was for a minimum of $105 million and a maximum of $250 million.  During the nine months ended September 30, 2006, the Company received a total of $54.4 million, of which $28.2 million represented additional contingent earn-out proceeds received in 2006, related to the combined performance of the GE and OrganoSilicones businesses. To date, the Company has received the $105 million minimum earn-out and a cumulative total of $61.2 million of additional contingent earn-out proceeds in excess of the minimum payments.  The Company expects to receive its final additional contingent earn-out payment of $5.8 million by December 31, 2006, which represents the performance of GE’s Silicones business during the third quarter of 2006.  As a result of the expiration of the performance contingency on September 30, 2006, the total cumulative additional contingent earn-out of $67.0 million ($45.9 million, net of taxes) has been recognized as a gain on the sale of discontinued operations as of September 30, 2006.

Capital expenditures for the nine months ended September 30, 2006 amounted to $77.8 million as compared with $58.3 million for the same period of 2005.  The increase is primarily due to the inclusion of the Great Lakes businesses.  The Company estimates that its annual capital expenditures for 2006 will approximate $125 million, primarily for the improvement of domestic and foreign facilities and environmental and other compliance.

Other Sources and Uses of Cash

The Company expects to finance its post-merger continuing operations and capital spending requirements for 2006 with cash flows provided by operations, earn-out proceeds from the sale of its OrganoSilicones business expected to be received through December 31, 2006, proceeds from sales of businesses, available cash and cash equivalents, additional sales of accounts receivable under its securitization programs, borrowings under its revolving credit facility and proceeds from the 2016 Notes offered for sale on April 19, 2006 or other sources, including the debt capital markets.   On a full year basis the Company expects cash from operations to exceed cash requirements.

On October 30, 2006, the Company sold its majority interest in the Davis Standard LLC venture to its partner, Hamilton Robinson LLC for approximately $60.4 million in cash, plus an additional $8.4 million that is payable upon finalizing certain post-closing determinations. Subsequent to September 30, 2006 and prior to the sale, the Company received approximately $13.3 million in cash distributions.  On November 2, 2006, the Company signed a non-binding letter of intent to sell its EPDM business and portions of its Rubber Chemical business, for which a definitive agreement is expected to be signed by December 31, 2006.  The Company plans to use the proceeds from these transactions for further debt reductions and to invest in its core specialty chemical businesses.

In July 2006, the Company expanded availability under its five-year credit facility available through July 2010 (the Credit Facility) from $725 million to $740 million, and is evaluating the expansion of availability up to $750 million.  There were no borrowings under the Credit Facility at September 30, 2006.  The Company also has uncommitted working capital facilities in the amount of  $25 million due in May 2007 and $50 million due in July 2007, of which $10 million and $25 million were outstanding at September 30, 2006, respectively.

In addition, as of September 30, 2006, the Company has an accounts receivable securitization program to sell up to $275 million of domestic receivables to agent banks.  In September 2006, the Company amended the domestic accounts receivable program to provide that up to $100 million of the consideration payable to the Company may be in the form of letters of credit issued to the Company or its designees.  As of September 30, 2006, $143.4 million of domestic accounts receivable had been sold under this program.  In addition, the Company’s European subsidiaries have a separate program to sell up to approximately $175 million of their eligible accounts receivable to agent banks.  As of September 30, 2006, $155.4 million of international accounts receivable had been sold under this program.

Included in cash and cash equivalents in the Company’s condensed consolidated balance sheets at September 30, 2006 and December 31, 2005, are $2.5 million and $2.4 million, respectively, of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.  There are no additional legal restrictions on these cash balances.

The Company does not expect to make any additional contributions to its domestic qualified pension plans during the fourth quarter of 2006.   However, the Company expects to contribute approximately $3.5 million to its international and non-qualified plans during the fourth quarter of 2006.

Bank Covenants and Guarantees

The Company’s various debt agreements contain covenants that limit the Company’s ability to enter into certain transactions, such as incurring additional indebtedness, increasing the Company’s dividends, and entering into acquisitions, dispositions and joint ventures.  The Company is required to report compliance with certain financial covenants to its lenders on a quarterly basis.  Under these covenants, the Company is required to maintain a leverage ratio (adjusted total debt to adjusted earnings before interest, taxes, depreciation and amortization (“Bank EBITDA”), with adjustments to both debt and earnings being made in accordance with the terms of the Credit Facility agreement) and an interest coverage ratio (Bank EBITDA to interest expense as defined in the credit facility agreement).  The Company was in compliance with the covenants of its various debt agreements at September 30, 2006 and expects to be in the future.

The Company has standby letters of credit and guarantees with various financial institutions.  At September 30, 2006, the Company had $157.7 million of outstanding letters of credit and guarantees primarily related to its environmental remediation liabilities, insurance obligations, a potential tax exposure and a customer guarantee.

In May 2006, certain covenants in the Company’s Credit Facility were amended for the balance of 2006 and beyond, in response to higher than planned merger related expenses, higher antitrust legal fees and weaker earnings.

Merger Costs

The Company’s one-time costs incurred through September 30, 2006, resulting from the Merger, inclusive of costs incurred by Great Lakes prior to the Merger, are summarized as follows:

(In millions)	Costs Incurred through September 30, 2006
Transaction costs	$48.8
Cash change-in-control expenditures	101.4
Non-cash change-in-control costs	15.6
Post-merger severance payments due to headcount reductions at Great Lakes	7.9
Total Capitalized Merger Costs (a)	$173.7

Merger integration costs	$51.3
Post-merger headcount reductions - Crompton	9.8
Total Merger Costs Expensed (b)	$61.1

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

As of September 30, 2006, the Company had terminated approximately 595 employees worldwide as a direct result of the Merger.  The Company expects to pay a substantial portion of its remaining Merger integration costs by the end of 2006.  The Company expects to incur approximately an additional $2 million to $4 million of Merger integration costs during the remainder of 2006 and into the first quarter of 2007, primarily for consulting costs and employee relocation and other costs related to the integration of the two companies.

Cost Reduction Programs

As a result of the Merger, the Company is continuing to identify savings opportunities.  Pre-tax merger related savings for the year ended December 31, 2005, based on the pro forma combined operations of the Company and Great Lakes versus the pro forma combined results for the year ended December 31, 2004, were approximately $19.3 million.  In addition, the Company expects to achieve approximately $80 to $90 million of incremental savings in 2006 versus the pro forma combined results in 2005, and approximately $50 million of incremental savings in 2007, for a cumulative total of approximately $150 million.  Actual pre-tax merger related savings, based on the combined operations of the Company and Great Lakes for the nine months ended September 30, 2006 versus the pro forma combined results for the nine months ended September 30, 2005, totaled approximately $61.4 million, of which $30.1 million was in selling, general and administrative expenses (SG&A), $27.8 million was in cost of products sold and $3.6 million in research and development (R&D).  Both the annual cost savings and one-time expenditures are dependent upon the final integration activities that are being implemented by the Company.  It is possible that the actual costs and savings amounts will differ from current estimates.

In light of lower than planned 2006 earnings in some of the Company’s businesses, management is in the process of implementing additional potential savings programs to reduce SG&A expense and improve gross margin.  As of September 30, 2006, the Company is still finalizing the specific plans that will be implemented in 2006, and the projected cost savings impact and one-time costs that it expects to incur in connection with implementing these plans in the future.

RESULTS OF OPERATIONS

	Quarter ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2006	2005	2006	2005
Net sales
Plastic Additives	$403,451	$374,561	$1,210,122	$792,830
Polymers	122,938	121,897	374,826	391,218
Specialty Additives	137,387	133,702	423,804	420,943
Crop Protection	88,963	102,652	278,385	271,542
Consumer Products	132,686	140,294	450,293	140,294
Polymer Processing Equipment	—	—	—	48,338
Other	31,586	45,310	111,665	45,310
Total net sales	$917,011	$918,416	$2,849,095	$2,110,475

Operating profit (loss)
Plastic Additives	$17,501	$25,443	$90,457	$57,528
Polymers	17,360	24,328	51,760	75,684
Specialty Additives	16,076	19,704	48,625	76,242
Crop Protection	11,432	29,554	57,143	74,256
Consumer Products	17,079	10,508	63,800	10,508
Polymer Processing Equipment	—	—	—	(3,003)
Other	2,024	4,864	10,910	4,864
	81,472	114,401	322,695	296,079

General corporate expense, including amortization	(32,670)	(25,327)	(99,974)	(62,257)
Facility closures, severance and related costs	(863)	(220)	1,913	(24,295)
Antitrust costs	(25,669)	(6,716)	(70,752)	(13,220)
Merger costs	(1,102)	(19,378)	(15,892)	(28,064)
Purchase accounting — inventory fair value impact	—	(37,100)	—	(37,100)
In-process research and development	—	(75,400)	—	(75,400)
Gain (loss) on the sale of businesses, net	113	—	(12,362)	—
Income related to sale of Gustafson joint venture	1,500	—	1,500	—
Impairment of non-current assets	(74,653)	—	(80,263)	—
Total operating profit (loss)	(51,872)	(49,740)	46,865	55,743

Interest expense	22,401	29,171	80,871	77,886
Loss on early extinguishment of debt	24,348	10,859	43,897	10,859
Other expense, net	3,129	1,923	(2,385)	7,572

Loss from continuing operations before income taxes	(101,750)	(91,693)	(75,518)	(40,574)
Income tax expense (benefit)	(15,933)	28,592	(3,326)	51,308
Loss from continuing operations	(85,817)	(120,285)	(72,192)	(91,882)
Earnings (loss) from discontinued operations	—	(25)	—	2,631
Gain (loss) on sale of discontinued operations	45,925	1,388	45,925	(26,234)
Net loss	$(39,892)	$(118,922)	$(26,267)	$(115,485)

Basic earnings (loss) per common share
Loss from continuing operations	$(0.36)	$(0.51)	$(0.30)	$(0.58)
Earnings (loss) from discontinued operations	—	—	—	0.02
Gain (loss) on sale of discontinued operations	0.19	0.01	0.19	(0.17)
Net loss	$(0.17)	$(0.50)	$(0.11)	$(0.73)

Diluted earnings (loss) per common share
Loss from continuing operations	$(0.36)	$(0.51)	$(0.30)	$(0.58)
Earnings (loss) from discontinued operations	—	—	—	0.02
Gain (loss) on sale of discontinued operations	0.19	0.01	0.19	(0.17)
Net loss	$(0.17)	$(0.50)	$(0.11)	$(0.73)

THIRD QUARTER RESULTS

Overview

Consolidated net sales of $917.0 million for the third quarter of 2006 were $1.4 million below net sales for the third quarter of 2005 of $918.4 million. The decline was mainly due to $21.7 million of lower sales volume primarily attributable to Consumer Products and Crop Protection sales as well as $13.6 million of lower sales in the third quarter of 2006 due to the divestiture of the Industrial Water Additives business (IWA) in the second quarter of 2006.  This decline was partially offset by $26.5 million of increased selling prices primarily in the flame retardant, petroleum additives and consumer products businesses coupled with increased volume in the non-flame retardant plastic additives and urethane businesses and favorable foreign currency translation of $7.0 million.  In addition, International sales for the third quarter of 2006, including U.S. exports, were 50% of total sales, compared with 45% for the same quarter of 2005.  The increase from period to period was due primarily to a lower percentage of international sales from the acquired Great Lakes businesses.

The net loss for the third quarter of 2006 was $39.9 million, or $0.17 per diluted share, as compared to a net loss of $118.9 million, or $0.50 per diluted share, for the third quarter of 2005. The net loss for the third quarter of 2006 includes a gain on sale of discontinued operations of $45.9 million (net of income taxes of $21.1 million), or $0.19 per diluted share, which represents the recognition of the additional contingent earn-out proceeds that have been earned as of September 30, 2006 related to the OrganoSilicones business that was sold in 2003. The net loss for the third quarter of 2005 included $1.4 million after tax, or $0.01 per diluted share, related to a gain on the sale of discontinued operations.

The loss from continuing operations for the third quarter of 2006 was $85.8 million, or $0.36 per diluted share, compared to $120.3 million, or $0.51 per diluted share, for the third quarter of 2005.  This improvement is due to lower interest expense of $6.8 million, a $2.4 million increase in equity income from the Davis Standard joint venture and a higher tax benefit in 2006 compared to 2005 principally due to the absence of non-recurring taxes in 2005 on dividends under the Foreign Earnings Repatriation provisions of the 2004 American Jobs Creation Act and the lack of any tax benefit in 2005 for the write-off of in-process research and development related to the Merger.  These increases were partially offset by a decrease of 4% in operating profit discussed below and higher costs of $13.5 million for the loss on early extinguishment of debt principally related to the early retirement of the Company’s 9.875% Notes in July 2006.

The loss from continuing operations for the third quarter of 2005 of $120.3 million, or $0.51 per diluted share, included pre-tax merger related costs consisting of the write-off of in-process research and development of $75.4 million, a charge to cost of products sold for the fair value impact of purchase accounting on inventory of $37.1 million and merger costs of $19.4 million.  In addition, the loss from continuing operations for the third quarter of 2005 included pre-tax charges for the loss on the early extinguishment of debt of $10.9 million, antitrust costs of $6.7 million and charges for facility closures, severance and related costs of $0.2 million.

Gross profit for the third quarter of 2006 was $218.8 million or 23.9% of net sales compared to third quarter 2005 gross profit of $215.1 million or 23.4% of net sales.  This improvement reflects increased selling prices of $26.5 million, the achievement of $10.0 million of savings attributable to cost reduction initiatives and the absence of a $37.1 million purchase accounting inventory write-off during the third quarter of 2005.  The effect of these increases more than offset the impact of lower unit volume of $18.4 million, higher raw material and energy costs of $30.3 million, unfavorable manufacturing costs of $11.8 million primarily related to lower production volume, higher freight costs of $6.9 million related to fuel surcharges, inventory write-offs of $3.6 million, additional depreciation expense of $2.9 million resulting from a change in the useful life of assets at one of the Company’s manufacturing facilities.  An additional $3.5 million of the decline in gross profit is the result of the divestiture of the IWA business.  All segments experienced lower sales volume and unfavorable manufacturing variances which were partially offset by increased pricing in the petroleum additives, flame retardants and consumer products businesses and savings from cost reduction programs across all segments.  Higher raw material and energy charges significantly impacted the Plastic Additives, Polymers and Specialty Additives segments.

In the third quarter of 2006, the Company reclassified certain amounts relating to operations from other (income) expense, net to SG&A, (gain) loss on sale of businesses, net and income related to the sale of Gustafson joint venture in the condensed consolidated statement of earnings.  The items reclassified include (a) legacy Witco pension and other post-retirement benefit obligations related to businesses for which the Company has continuing involvement, (b) gains and losses on the sales of businesses which did not meet the criteria to be considered discontinued operations and (c) gains on the sale of equity method investees for which income had previously been reported within operating profit (loss).  Although the Company properly classified these items within earnings (loss) from continuing operations, the Company improperly did not include these items as a component of operating profit (loss) in prior periods.

The effect of the 2006 reclassification on the consolidated statements of earnings for the prior quarters of 2006 is as follows:

	Quarters Ended in 2006
(In thousands)	March 31,	June 30,
Increase to SG&A	$130	$128
(Gain) loss on sale of business, net	—	12,475
Decrease to operating profit	(130)	(12,603)

Change to other (income) expense, net	$(130)	$(12,603)

The effect of the 2006 reclassification on the consolidated statements of earnings for the quarters of 2005 is as follows:

	Quarters ended in 2005
(In thousands)	March 31,	June 30,	September 30,	December 31,
Increase to SG&A	$681	$681	$682	$682
(Gain) loss on sale of businesses, net	—	—	—	(3,199)
Increase/(decrease) to operating profit	$(681)	$(681)	$(682)	$2,517

Change to other (income) expense, net	$(681)	$(681)	$(682)	$2,517

These reclassifications had no impact on the Company’s previously reported income (loss) from continuing operations, income (loss) from discontinued operations, net income (loss) or basic or diluted earnings per share amounts.  Additionally, the effect of these changes did not affect the Company’s calculations under any debt covenants or for executive compensation plans.

During 2005, the Company reclassified certain immaterial amounts relating to operations from other expense, net to cost of products sold and SG&A in the 2005 condensed consolidated statement of earnings.  For the quarter ended September 30, 2005, the Company reclassified other expense, net of $1.3 million to operating profit (loss), which resulted in an increase in cost of products sold of $0.6 million and an increase in SG&A of $0.7 million.

Selling, general and administrative expenses of $103.5 million for the third quarter of 2006 increased by $1.7 million compared to third quarter of 2005 SG&A of $101.9 million. The increase was primarily attributable to higher general corporate expenses of $7.3 million, an increase of $4.5 million in the provision for doubtful accounts mainly attributable to customers in Brazil and unfavorable currency translation of $1.4 million.  These increases were offset by savings from merger synergies of $9.6 million and a decrease of $3.2 million due to the divestiture of a urethanes product line and IWA.  Depreciation and amortization of $50.9 million increased by $4.7 million from the third quarter of 2005 primarily due to additional depreciation expense of $2.9 million resulting from a change in useful life of assets at one of the Company’s manufacturing facilities.   Research and development costs of $16.6 million increased by $1.0 million over the prior year’s comparable period primarily related to the timing of new projects.

Facility closures, severance and related costs were $0.9 million for the third quarter of 2006 as compared to a $0.2 million for the third quarter of 2005.  The 2006 costs were primarily for severance related to the Company’s 2006 cost savings initiative.

The Company incurred antitrust costs of $25.7 million in the third quarter of 2006 compared to $6.7 million during the third quarter of 2005. Antitrust costs for the third quarter of 2006 include $21.7 million primarily for settlement offers made to certain rubber chemicals and indirect case claimants and securities class action plaintiffs and $4.0 million for legal costs associated with the antitrust investigations and civil lawsuits.  Antitrust costs for the third quarter of 2005 include $3.9 million for a settlement with  EPDM claimants in Canada and $2.8 million for legal costs associated with the antitrust investigations and civil lawsuits.

During the third quarter of 2006, the Company incurred $1.1 million of merger costs related to the Merger, compared to $19.4 million during the third quarter of 2005. These non-capitalizable merger costs primarily consist of relocation and moving costs directly attributable to the integration of the two companies and severance costs for former Crompton employees.

The impairment charge for non-current assets of $74.6 million during the third quarter of 2006 includes the impairment of goodwill of $51.9 million and the impairment of certain tangible and intangible assets of the $22.7 million Fluorine business.

The operating loss for the third quarter of 2006 was $51.9 million as compared to an operating loss of $49.7 million for the third quarter of 2005.  This 4% decrease is primarily due to an estimated goodwill impairment charge of $51.9 million, higher raw material and energy costs of $30.3 million, a $19.0 million increase in antitrust costs primarily related to settlements reached in the third quarter of 2006, lower sales volume of $18.4 million, a $22.7 million charge related to the impairment of certain tangible and intangible assets of the Fluorine business, $11.8 million of unfavorable manufacturing costs resulting from lower production volumes, higher freight costs of $6.9 million related to fuel surcharges, an increase in the provision for doubtful accounts of $4.5 million primarily resulting from the current economic situation of the agricultural markets in Brazil, inventory write-offs of $3.6 million, the absence of $3.5 million of operating profit due to the sale of IWA in May 2006, additional depreciation expense of $2.9 million resulting from a change in the useful life of assets at one of the Company’s manufacturing facilities and $2.4 million related to the incremental stock-based compensation associated with the adoption of FASB Statement No. 123(R), “Share Based Payment,” on January 1, 2006, which were partially offset by the absence of non-recurring third quarter 2005 merger related charges for the write-off of in-process research and development of $75.4 million and a purchase accounting inventory adjustment of $37.1 million resulting from the Merger, reduced merger costs of $18.3 million, increased selling prices of $26.5 million, cost reduction program savings of $21.0 million and income related to sale of Gustafson joint venture of $1.5 million.

Plastic Additives

Third quarter 2006 Plastic Additives sales of $403.5 million increased by 7.7% from the third quarter of 2005 primarily due to selling price increases of 14.4% in the flame retardants business, partially offset 2.7% by lower pricing in the non-flame retardant plastic additives business.  Third quarter 2006 volume increased 7.3% in the non-flame retardant plastic additives business and declined by 2.8% in the flame retardant business.   Operating profit of $17.5 million for the third quarter of 2006 decreased by $7.9 million from the third quarter of 2005 mainly due to higher raw material and energy costs of $12.5 million, unfavorable manufacturing variances of $8.7 million, higher freight costs of $5.9 million and inventory write-offs of $4.3 million.   Unfavorable factors were partially offset by higher selling prices of $18.8 million in the flame retardant business, cost reduction program savings of $10.7 million due to synergies related to the Merger and $2.0 million for direct costs resulting from Hurricanes Katrina and Rita in 2005.

Polymers

Polymer sales of $122.9 million for the third quarter of 2006 increased by 0.9% from the same period in the prior year. Urethane sales were higher by 8.3% due to volume growth of 5.0% in the Americas, Europe, Japan and China, favorable currency translation of 1.7%, and price increases of 1.6% in an effort to pass increases in raw material costs to customers.   EPDM sales were 10.5% below prior year primarily due to competitive pressures on volume of 9.6% and 1.3% from lower pricing to maintain current sales volume.   Operating profit of $17.4 million decreased by $7.0 million from the third quarter of 2005, principally due to higher material and energy costs of $8.8 million mainly related to near record high pricing for ethylene (a raw material used in EPDM) due to tight supply and unfavorable manufacturing variances related to lower production volume of $1.4 million.  Reductions were partially offset by cost reduction program savings of $1.7 million, higher pricing of $0.5 million, favorable currency translation of $0.6 million, divestiture related savings of $0.4 million and $0.9 million for direct costs resulting from Hurricanes Katrina and Rita in 2005.

Specialty Additives

Specialty Additives sales of $137.4 million for the third quarter of 2006 increased by 2.8% from the third quarter of 2005 due to higher Petroleum Additives pricing of 15.5% partially offset by lower Rubber Chemicals volume of 7.6%, lower Petroleum additives volume of 1.6% and lower rubber chemical pricing of 5.4%.   Price increases in Petroleum Additives reflected recovery at higher costs while price decreases in Rubber Chemicals were realized to limit losses in sales volume.  Rubber Chemicals year over year sales volumes were lower mainly due to manufacturing capacity reductions implemented in the prior year and losses in market share due to price competition.  Operating profit of $16.1 million decreased by $3.6 million from the third quarter of 2005 principally due to higher raw material and energy costs of $5.7 million, lower volume of $2.5 million, higher freight costs of $1.3 million and higher general and other costs of $3.6 million.  Lower income was partially offset by $8.5 million of higher net selling prices and $1.0 million for direct costs resulting from Hurricanes Katrina and Rita in 2005.

Crop Protection

Crop Protection sales of $89.0 million for the third quarter of 2006 decreased by 13.3% from the third quarter of 2005 due primarily to unfavorable weather in the North American miticide markets and economic pressure on the Brazilian agriculture industry.  These factors primarily accounted for a 12.0% decline in sales while lower selling prices resulted in a 2.5% decline in sales.  Operating profit of $11.4 million decreased by $18.1 million from the prior year mainly due to lower sales volume of $7.4 million, higher selling program expenses of $1.9 million, lower selling prices of $2.6 million, unfavorable manufacturing variances of $2.9 million and increased bad debt reserve of $3.8 million.  Reductions were partially offset by cost reduction program savings of $1.1 million and lower raw material and energy costs of $0.1 million.

Consumer Products

Consumer Products sales in the third quarter of 2006 of $132.7 million were 5.4% below Consumer Product sales for the third quarter of 2005 primarily due to the loss of a major customer that resulted from 2006 price increases.  Price increases of 6.1% were offset 12.5% by lower volume that decreased in reaction to price increases.  Operating profit in the third quarter of 2006 of $17.1 million was $6.6 million higher than the prior year primarily due to $8.5 million of profit recovery related price increases, favorable manufacturing variances of $3.4 million, synergy related savings of $3.2 million and $0.7 million for direct costs resulting from Hurricanes Katrina and Rita in 2005, partially offset by the impact of lower volume of $10.0 million and higher raw material costs of $3.1 million.

Other Businesses

Sales from other businesses in the third quarter of 2006 of $31.6 million were 30.3% below the third quarter of 2005 due primarily to the sale of IWA in the second quarter of 2006.   Operating profit of $2.0 million for the third quarter of 2006 was $2.8 million below operating profit for third quarter of 2005 due primarily to the absence of operating profit due to the sale of IWA in the second quarter of 2006.

General Corporate

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis. These costs primarily represent corporate administration services, costs related to corporate headquarters and management compensation plan expenses related to executives and corporate managers. General corporate expense also includes all amortization expense. General corporate expense of $32.7 million for the third quarter of 2006 increased $7.3 million from the third quarter of 2005 primarily due to $1.4 million of amortization expense primarily related to changes in fair value of intangibles resulting from the Merger, a $2.9 million increase in depreciation expense resulting from a change in the useful life of assets at one of the Company’s manufacturing facilities and higher spending related to strategic acquisitions and divestitures and other corporate initiatives of $3.4 million.

Other

Interest expense decreased $6.8 million in the third quarter of 2006, or 23.2%, from the comparable period in 2005.  The decrease was due primarily to a reduction of $9.3 million from the early retirement of the 2012 Notes, a reduction of $5.4 million from the early retirement of the 2010 Notes and a reduction of $1.5 million from the September 2005 early retirement of the 7.75% debentures, partially offset by $8.6 million expense from the April 2006 issuance of the 2016 Notes and $1.0 million additional expense from working capital facility agreements.

Other expense, net, of $3.1 million for the third quarter of 2006 increased $1.2 million from $1.9 million for the comparable period of 2005.  The increase resulted primarily from a $3.8 million of unfavorable foreign currency translation, a decrease of $1.8 million in interest income and an increase of $0.9 million in costs associated with securitization and other accounts receivable financing programs due primarily to the inclusion of former Great Lakes entities in the securitization program and optimization of benefits under these programs, partially offset by a $2.6 million decrease in minority interest expense, a $2.4 million increase to equity income attributable to the Davis Standard venture and a $0.6 million reduction in post-retirement benefits expense related to the capping of benefits for certain plans acquired as part of the merger with Witco in 1999 related to businesses for which the Company does not have any continuing involvement.

During the third quarter of 2006, the Company recorded a loss on early extinguishment of debt of $24.3 million resulting from the July 2006 retirement of the 2012 Notes.  The $24.3 million includes a premium of $19.7 million, a write-off of unamortized deferred costs of $3.8 million and the write-off of unamortized original issue discount of $0.8 million.

During the third quarter of 2005, the Company recorded a loss on early extinguishment of debt of $10.9 million which included a $5.3 million loss from the September 2005 retirement of the 7.75% Notes due 2023 and a $5.6 million loss from the July 2005 replacement of the 2004 domestic credit facility.  The $5.3 million for the retirement of the 7.75% Notes included a premium of $3.3 million, a write-off of unamortized deferred costs of $0.7 million and a write-off of a purchase accounting fair value adjustment of $1.3 million.  The $5.6 million loss for the replacement of the 2004 domestic credit facility is related to a write-off of unamortized deferred costs.

Income Taxes

The effective tax rate from continuing operations for the third quarter of 2006 was a benefit of 15.7%.

The Company reported an income tax benefit from continuing operations for the third quarter of 2006 of $15.9 million.  The tax benefit was adversely affected by a goodwill impairment charge related to the Fluorine business and non-deductible antitrust costs, offset by favorable tax examination settlements and tax legislative changes.

The Company reported income tax expense from continuing operations for the third quarter of 2005 of $28.6 million.  The income tax benefit associated with the third quarter 2005 loss from continuing operations was offset by a number of discrete items during the period, including non-deductible in-process research and development write-offs, the Company’s election to repatriate foreign earnings under the American Jobs Creation Act of 2004, and deferred tax asset valuation reserves related to certain federal and state income tax credits and state net operating losses.

Discontinued Operations

The third quarter 2006 gain on sale of discontinued operations of $45.9 million (net of income taxes of $21.1 million) related to the sale of the OrganoSilicones business unit to General Electric Company (GE) in July of 2003.  This gain represents the recognition of the additional contingent earn-out proceeds as a result of the September 30, 2006 expiration of the contingency.

The third quarter 2005 gain on sale of discontinued operations of $1.4 million (net of income taxes of $3.8 million) was primarily related to the settlement of certain contingencies related to the sale of the OrganoSilicones business unit.

YEAR-TO-DATE RESULTS

Overview

Consolidated net sales of $2.8 billion for the first nine months of 2006 were $738.6 million above net sales of $2.1 billion for the first nine months of 2005. The increase was due to $855.6 million in additional sales resulting from the Merger through the first six months of 2006, $2.4 million from the acquisition of Trace Chemicals and $46.7 million from increased selling prices. These increases were partially offset by $87.7 million of lower unit volume, a $48.3 million decline due to the deconsolidation of the Polymer Processing Equipment business in April of 2005, an $11.9 million decline due to the divestiture of a Urethanes product line, a $13.6 million decline due to the sale of  IWA in the second quarter of 2006 and $7.0 million of unfavorable foreign currency translation.

The net loss for the first nine months of 2006 was $26.3 million, or $0.11 per diluted share, as compared to a net loss of $115.5 million, or $0.73 per diluted share, for the first nine months of 2005.  The net loss for the first nine months of 2006 includes a gain on sale of discontinued operations $45.9 million, or $0.19 per diluted share, which represents the recognition of the additional contingent earn-out proceeds that have been earned as of September 30, 2006 related to the OrganoSilicones business unit that was sold in 2003. The loss from continuing operations for the nine months ended September 30, 2006 was $72.2 million, or $0.30 per diluted share, compared to the loss from continuing operations of $91.9 million, or $0.58 per diluted share, for the nine months ended September 30, 2005.  This improvement is mainly due to  a higher tax benefit during 2006 compared to 2005 principally due to the absence of non-recurring taxes in 2005 on dividends under the Foreign Earnings Repatriation provisions of the 2004 American Jobs Creation Act and the lack of any tax benefit for the write-off in-process research and development related to the Merger, and an increase in other income, net of $11.5 million, which includes a $6.0 million increase in equity income from the Davis Standard joint venture, a $4.3 million favorable settlement of a contractual matter.  These increases were partially offset by a 16.0% decrease in operating profit discussed below, an increase in the loss on early extinguishment of debt of $33.0 million principally resulting from the early retirement of the Company’s Senior Floating Rate and 9.875% Notes in 2006, and higher interest expense of $3.0 million.

The net loss for the first nine months of 2005 of $115.5 million, or $0.73 per diluted share, include a loss on the sale of discontinued operations of $26.2 million, or $0.17 per diluted share, and earnings from discontinued operations of $2.6 million, or $0.02 per share, related to the Company’s Refined Products business that was sold during the second quarter of 2005. The loss from continuing operations for the first nine months of 2005 was $91.9 million, or $0.58 per diluted share and included pre-tax merger related charges for the write-off of in-process research and development of $75.4 million, purchase accounting inventory adjustments of $37.1 million and facility closures, severance and related costs of $24.3 million.   In addition, the loss from continuing operations for the first nine months of 2005 included pre-tax charges for losses related to the early extinguishment of debt of $10.9 million and anti-trust costs of $13.2 million.

Gross profit for the first nine months of 2006 was $725.8 million or 25.5% of net sales compared to the first nine months of 2005 of $564.4 million or 26.7% of net sales.  Gross profit increased by $161.4 million primarily as a result of profits attributable to the Merger through the first six months of 2006 of $253.6 million and the absence of a $37.1 million purchase accounting inventory write off during the third quarter of 2005. In addition, the Company’s business units increased selling prices by $46.7 million and achieved $15.6 million of savings attributable to cost reduction initiatives, which were partially offset by higher raw material and energy costs of $66.0 million, lower unit volume of $48.1 million, $28.6 million of unfavorable manufacturing variances primarily related to lower production volume, the impact of the sale of IWA of $10.7 million, the deconsolidation of the Polymer Processing Equipment business of $9.3 million, higher freight costs of $7.6 million, inventory write-offs of $7.0 million, and unfavorable currency translation of $3.0 million.  Increased selling prices in the Flame Retardant, Petroleum Additive, Consumer and Urethanes businesses were partially offset by unfavorable production related manufacturing variances and higher raw material and energy costs.   Most of the Company’s businesses experienced lower sales volume in the first nine months of 2006 compared to the first nine months of 2005.

In the third quarter of 2006, the Company reclassified certain amounts relating to operations from other (income) expense, net to SG&A, (gain) loss on sale of businesses, net and income related to the sale of Gustafson joint venture in the condensed consolidated statement of earnings.  The items reclassified include (a) legacy Witco pension and other post-retirement benefit obligations related to businesses for which the Company has continuing involvement, (b) gains and losses on the sales of businesses which did not meet the criteria to be considered discontinued operations and (c) gains on the sale of equity method investees for which income had previously been reported within operating profit (loss).  Although the Company properly classified these items within earnings (loss) from continuing operations, the Company improperly did not include these items as a component of operating profit (loss) in prior periods.

The effect of the 2006 reclassification on the consolidated statements of earnings for the six month period of 2006 and the six and nine month periods of 2005 is as follows:

	Periods Ended in 2006	Periods Ended in 2005
(In thousands)	Six Months June 30,	Six Months June 30,	Nine Months September 30,
Increase to SG&A	258	$1,362	$2,044
(Gain) loss on sale of businesses, net	12,475	—	—
Decrease to operating profit	$(12,733)	$(1,362)	$(2,044)

Change to other (income) expense, net	$(12,733)	$(1,362)	$(2,044)

These reclassifications had no impact on the Company’s previously reported income (loss) from continuing operations, income (loss) from discontinued operations, net income (loss) or basic or diluted earnings per share amounts.  Additionally, the effect of these changes did not affect the Company’s calculations under any debt covenants or for executive compensation plans.

During 2005, the Company reclassified certain immaterial amounts relating to operations from other expense, net to cost of products sold and SG&A in the 2005 condensed consolidated statement of earnings.  For the nine months ended September 30, 2005, the Company reclassified other expense, net of $5.1 million to operating profit (loss), which resulted in a reduction in cost of products sold of $0.2 million and an increase in SG&A of $5.3 million.

Selling, general and administrative expenses of $307.3 million for the first nine months of 2006 increased by $79.5 million over prior year SG&A of $227.8 million. The increase was primarily attributable to a $98.6 million increase resulting from the Merger through the first six months of 2006, partially offset by savings of $17.5 million from merger synergy programs, a decrease of $11.1 million due to the deconsolidation of the Polymer Processing Equipment business and a decrease of $5.0 million due to the sale of IWA and a urethane product line. All segments benefited from the Company’s cost savings programs, with Plastic Additives deriving the most significant benefit. Depreciation and amortization of $148.3 million increased by $44.2 million over the first nine months of 2005 primarily due to the Merger and $8.7 million of additional depreciation expense due to the change in useful life of assets at one of the Company’s manufacturing facilities.  Research and development costs of $49.1 million increased by $12.6 million over the first nine months of 2005, primarily as a result of $11.3 million of additional costs resulting from the Merger through the first six months of 2006.

Facility closures, severance and related costs reflected a $1.9 million pre-tax credit for the first nine months of 2006 as compared to $24.3 million of pre-tax expense for the first nine months of 2005.  The 2006 credit included an adjustment to the reserve for unrecoverable future lease costs at the Company’s Tarrytown, NY facility of $3.1 million due to subletting additional space at that site, the reversal of $0.8 million of reserves related to the 1998 closure of the Company’s Painesville, Ohio facility, the reversal of $0.4 million of reserves related to the Company’s Enenco facility that was closed in 2004, and the reversal of $1.0 million of reserves related to the Company’s 2004 and 2003 cost savings initiatives, partially offset by $3.4 million of severance costs and asset write-offs resulting from new cost savings initiative implemented in 2006. The 2005 costs of $24.3 million included $19.5 million primarily related to the closure of the Company’s facility in Tarrytown, NY and $5.7 million primarily due to severance costs related to the 2004 activity-based restructuring initiative, partially offset by a $1.9 million credit resulting primarily from the settlement of certain issues with the Company’s partner in the Enenco joint venture. This settlement resulted in recoveries related to certain disputed items and the Company obtaining 100% ownership of the Enenco joint venture.

The Company incurred antitrust costs of $70.8 million for the first nine months of 2006 compared to $13.2 million during the first nine months of 2005.  Year-to-date 2006 antitrust costs included $55.8 million primarily for settlement offers made to certain rubber chemicals, plastic additives, urethanes and indirect case claimants and $15.0 million for legal costs associated with the antitrust investigations and civil lawsuits. The 2005 expense includes $3.9 million for a settlement with EPDM claimants in Canada and $9.3 million for legal costs associated with the antitrust investigations and civil lawsuits.

During the first nine months of 2006, the Company incurred $15.9 million of merger costs compared to $28.1 million during the first nine months of 2005. These non-capitalizable merger costs primarily consist of relocation and moving costs directly attributable to the integration of the two companies and severance costs for former Crompton employees.

The impairment charge for non-current assets of $80.3 million for the first nine months of 2006 includes the impairment of goodwill of $51.9 million, $22.7 million related to the impairment of certain tangible and intangible assets of the Fluorine business and $5.6 million related to the retained long-lived assets of the IWA business, which was sold in May 2006.

Operating profit for the nine months ended September 30, 2006 was $46.9 million as compared to $55.7 million for the nine months ended September 30, 2005.  This 16.0% decrease is primarily a result of $66.0 million in higher raw material and energy costs, higher antitrust costs of $57.5 million due primarily to additional settlements throughout 2006, a $51.9 million charge related to the impairment of goodwill, $48.1 million in lower sales volume, $28.6 million in unfavorable manufacturing costs resulting from lower production volumes, $28.3 million for the impairment of long-lived assets, additional depreciation of $8.7 million due to the change in useful life of certain fixed assets, higher freight costs of $7.6 million related to fuel surcharges, inventory write-offs of $7.0 million, the absence of operating profit of $6.5 million due to the sale of the IWA in May 2006, $6.6 million related to the incremental effect of stock option expense, a net increase in the provision for doubtful accounts of $3.7 million primarily resulting from the current economic situation of the agricultural markets in Brazil, and $3.9 million in unfavorable foreign currency translation.  These charges were offset in part by $130.2 million of additional operating profit resulting from businesses acquired in the Merger through the first six months of 2006, $46.7 million in higher selling prices,  $35.2 million in cost reduction program savings, lower facility closure, severance and related costs of $26.2 million, lower merger costs of $12.2 million, income related to sale of Gustafson joint venture of $1.5 million, the absence of the write-off of in-process research and development of $75.4 million and purchase accounting inventory adjustments of $37.1 million in 2005 related to the Merger.

Plastic Additives

Plastic Additives sales of $1.2 billion for the first nine months of 2006 increased by 52.6% compared to 2005 primarily due to a 52.4% increase in sales resulting from the Merger through the first six months of 2006.  Sales volume reductions in the non-flame retardant plastic additives business were primarily the result of customer reactions to late 2005 price increases, which began to rebound in the third quarter of 2006 due to price reductions taken in 2006 and share regain programs.   Lower sales and pricing in the non-flame retardant plastic additives business were offset by selling price increases in the flame retardant business.  Year to date 2006 operating profit of $90.5 million increased by $32.9 million over the nine months ended September 30, 2005, primarily due to additional operating profit resulting from the Merger of $61.7 million and cost reduction program savings of $18.6 million and $2.0 million for direct costs resulting from Hurricanes Katrina and Rita in 2005, partially offset by lower volume of $10.1 million, higher raw material and energy costs of $20.4 million, higher freight costs of $4.1 million, increased inventory accruals of $6.2 million and unfavorable manufacturing variances of $10.7 million.

Polymers

Polymer sales of $374.8 million through the first nine months of 2006 decreased by 4.2% from the same prior year period due to lower sales volume of 3.0%, a 2.4% decline from the divestiture of a Urethanes product line, unfavorable currency translation of 0.5%, partially offset by higher selling prices of 1.7%. EPDM sales were 15.9% below the first nine months of 2005 due to lower sales volume of 17.2% resulting from overcapacity in the market that caused persistent competitive market pressures coupled with the absence of one-time sales to Asia in 2005.  These declines were partially offset by higher selling prices of 1.6%.   Urethanes sales were 3.8% higher than in the first nine months of 2005 due to increased volume of 6.7% primarily resulting from increased demand from existing North American customers, geographic penetration into emerging Eastern European markets while higher selling prices, related to the successful pass-through of higher material costs, accounted for an additional 1.8% increase.  Gains were partially offset by a 4.1% decrease resulting from a divested product line and unfavorable currency translation of 0.6%. Year-to-date operating profit of $51.8 million decreased by $23.9 million from the comparable 2005 period, principally due to higher energy and material costs of $20.5 million, lower volume of $4.9 million and $5.5 million in unfavorable manufacturing variances related to lower production volume.  Reductions were partially offset by higher EPDM and Urethanes pricing of $6.7 million, cost reduction program savings in EPDM and Urethanes of $4.1 million and the net impact of divesting a Urethanes product line of $1.2 million.

Specialty Additives

Specialty Additives sales of $423.8 million through the first nine months of 2006 were essentially flat compared with the same period in the prior year.  Higher sales of 4.0% resulting from product lines acquired in the Merger through the first six months of 2006 and higher net selling prices of 6.0% were offset by lower sales volume of 9.2%. Petroleum Additives sales increased by 20.4% from the prior year due to Merger related sales of 7.6% through the first six months of 2006 and higher selling prices of 12.5% to offset higher raw material and energy costs and as a result of increased demand for our additives.  Rubber Chemicals sales decreased by 21.4% from the prior year due to lower sales volume of 19.9%.  Declines in sales represented lower selling prices of 1.2% coupled with reductions in volume caused by manufacturing capacity reductions implemented in the prior year and volume losses due to price competition, industry capacity, and customer shutdowns. Year-to-date operating profit of $48.6 million decreased by $27.6 million from the prior year, principally due to higher raw material and energy costs of $22.2 million, the impact of lower sales volume, principally in rubber chemicals, of $13.4 million, unfavorable manufacturing variances of $8.8 million primarily related to lower production volume and unfavorable currency translation of $1.5 million. These declines were partially offset by $25.3 million of higher selling prices, primarily in Petroleum Additives, $3.6 million from cost reduction program savings and $3.6 million in operating profit from businesses acquired in the Merger through the first six months of 2006.

Crop Protection

Crop Protection net sales of $278.4 million for the first nine months of 2006 increased by 2.5% over the first nine months of 2005 primarily due to Merger and acquisition related gains of 10.1% that were partially offset by a 5.4% reduction in volume.  Additional declines in net sales were primarily related to declines in volume due to North American weather, competition in the miticides business and economic pressures in Brazilian agricultural markets coupled with lower selling prices of 1.9%.  Year to date operating profit of $57.1 million decreased by $17.1 million from the prior year mainly due to lower sales volume of $9.9 million related to North American weather, competition in the miticides markets, economic pressures in Brazilian agricultural markets and unfavorable manufacturing variances related to volume.   In addition, the Company increased its provision for doubtful accounts by $4.9 million to cover diminished liquidity in Brazilian agricultural markets.   Reductions were partially offset by gains due to the inclusion of $9.3 million in operating profit from product lines acquired in the Merger through the first six months of 2006, cost savings programs of $2.9 million, $1.3 million from the acquisition of the Trace Chemicals and lower raw material and energy costs of $0.6 million.

Consumer Products

Consumer Products had sales of $450.3 million and operating profit of $63.8 million through the first nine months of 2006.     Performance through the first six months of 2006 of $317.6 million in sales and $46.7 million in operating profit was related to the Merger.   Additional profit of $17.1 million in the third quarter of 2006 was the result of higher value added pricing of $8.5 million,  lower spending of $3.2 million related to cost reduction efforts and favorable manufacturing variances related to increased productivity of $3.4 million.

Polymer Processing Equipment

On April 29, 2005, the Company contributed the assets of its Polymer Processing Equipment business into an equity investment and as a result is no longer consolidating the results of this business. The Polymer Processing Equipment business had sales of $48.3 million and an operating loss of $3.0 million through April 29, 2005.

Other Businesses

Other businesses had sales of $111.7 million and operating profit of $10.9 million through the first nine months of 2006.   Performance through the first six months of 2006 of $80.1 million in sales and $8.9 million in operating profit was related to the Merger.   Lower sales of $13.6 million and lower profit of $3.5 million in the third quarter of 2006 was the result of the absence of operating profit due to the sale of IWA in the second quarter of 2006.

General Corporate

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis. These costs primarily represent corporate administration services, costs related to corporate headquarters and management compensation plan expenses related to executives and corporate managers. General corporate expense also includes all amortization expense. General corporate expense of $100.0 million for the first nine months of 2006 increased by $37.7 million compared to the same period in 2005 primarily due to $15.1 million of amortization expense attributable to the Merger, $8.7 million of additional depreciation expense due to a change in the useful life of certain fixed assets,

$3.8 million of higher spending on strategic and corporate development activities and the remainder primarily due to the Merger.

Other

Interest expense increased $3.0 million in the nine months ended September 30, 2006, or 4.0%, from the comparable period in 2005.  The increase was primarily due to $14.9 million of expense resulting from the April 2006 issuance of 2016 Notes, $14.0 million of additional expense incurred in connection with the 7% Notes assumed in the Merger, $6.8 million resulting from higher average borrowings on the Credit Facility at higher market interest rates, $4.4 million for amortization of fair value adjustments relating to environmental liabilities assumed in the Merger and $1.5 million additional expense from working capital facility agreements,  partially offset by a $19.9 million reduction from the early retirement of the 2012 Notes, an $8.2 million decrease from the early retirement of the 2010 Notes, a $5.8 million decrease from the September 2005 early extinguishment of 7.75% debentures, a $3.5 million benefit resulting from the amortization of a purchase accounting fair value adjustments relating to debt assumed in the Merger and a $2.3 million decrease due to the elimination of accretion of the discount on antitrust civil liabilities.

Other income, net, of $2.4 million for the nine months ended September 30, 2006 decreased $10.0 million from other expense, net of $7.6 million for the comparable period of 2005.  The decrease is primarily attributable to a $6.0 million increase to equity income from the Company’s Davis Standard joint venture, a favorable settlement of a contractual matter of $4.3 million in the first quarter of 2006, a $1.9 million reduction in post-retirement benefits expense related to the capping of benefits for certain plans acquired as part of the merger with Witco in 1999 related to businesses for which the Company does not have continuing involvement and a $1.5 million decrease in minority interest expense, partially offset by $2.8 million of unfavorable foreign currency translation and an increase of $1.2 million in costs associated with securitization and other receivable financing programs due primarily to the inclusion of former Great Lakes entities in the securitization program.

During 2006, the Company recorded a loss on early extinguishment of debt of $43.9 million, which includes a $19.5 million loss from the May 2006 retirement of the 2010 Notes and a $24.3 million loss from the July 2006 retirement of the 2012 Notes.  The $19.5 million from the retirement of the 2010 Notes includes a premium of $15.8 million and the write-off of unamortized deferred costs of $3.7 million.  The $24.3 million loss from the retirement of the 2012 Notes includes a premium of $19.7 million, the write-off of unamortized deferred costs of $3.8 million and the write-off of unamortized original issue discount of $0.8 million.

During 2005, the Company recorded a loss on early extinguishment of debt of $10.9 million which includes $5.3 million loss from the September 2005 retirement of the 7.75% Notes due 2023 and $5.6 million loss from the July 2005 replacement of the 2004 domestic credit facility.  The $5.3 million for the retirement of the 7.75% Notes includes a premium of $3.3 million, a write-off of unamortized deferred costs of $0.7 million and a write-off of a purchase accounting fair value adjustment of $1.3 million.  The $5.6 million loss for the replacement of the 2004 domestic credit facility is related to a write-off of unamortized deferred costs.

Income Taxes

The income tax benefit from continuing operations for the nine months ended September 30, 2006 was $3.3 million and the income tax expense for the nine months ended September 30, 2005 was $51.3 million.  The effective rate of tax for the nine months ended September 30, 2006 was a benefit of 4.4%.

The tax benefit was adversely affected by a number of items for the nine month period ended September 30, 2006.  The lower-than-expected tax benefit was attributable to the write off of non-deductible goodwill associated with the Industrial Waters Additive divestiture and goodwill impairment related to the fluorine business, and non-deductible antitrust costs, offset by favorable tax examination settlements and tax legislative changes.

The Company reported income tax expense from continuing operations for the first nine months of 2005 of $51.3 million.  The expected income tax benefit associated with the year-to-date loss from continuing operations was completely offset by a number of adverse discrete items during the nine-month period.  These one-time items include the non-recognition of a tax benefit of $29.2 million associated with non-deductible in process research and development write-offs, a charge of $19.3 million attributable to the Company’s election to repatriate foreign earnings under the American Jobs Creation Act of 2004, and a $16.5 million charge for deferred tax asset valuation reserves related to certain federal and state income tax credits, state net operating losses, and other deferred tax assets.

Discontinued Operations

Discontinued operations for the first nine months of 2006 included a gain on the sale of discontinued operations of $45.9 million (net of income taxes of $21.1 million), related to the sale of the OrganoSilicones business to GE in July of 2003.  This gain represents the recognition of the additional contingent earn-out proceeds as a result of the September 30, 2006 expiration of the contingency.

Discontinued operations for the first nine months of 2005 included a loss on the sale of discontinued operations of $26.2 million (net of an income tax benefit of $10.8 million) due to a $28.2 million loss related to the sale of the Company’s Refined Products business unit during the second quarter of 2005.  The loss was partially offset by a $2.0 million gain from the settlement of certain contingencies related to the July 2003 sale of the Company’s OrganoSilicones business unit.

Earnings from discontinued operations for the first nine months of 2005 of $2.6 million (net of income taxes of $1.3 million) represent the net earnings of the Company’s Refined Products business, which was sold in June 2005.  Earnings from discontinued operations do not include any allocation of general overhead expense.

CRITICAL ACCOUNTING ESTIMATES

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes.  The Company’s estimates are based on historical experience and currently available information.   Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies footnote in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 describe the critical accounting estimates and accounting policies used in preparation of the consolidated financial statements.  Actual results in these areas could differ from management’s estimates.  With the exception of the recoverability of long-lived assets and goodwill that is discussed below, and the accounting for stock based compensation that is discussed in the Accounting Developments section below, there have been no significant changes in the Company’s critical accounting estimates during the first nine months of 2006.

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

The Company tests the recoverability of goodwill of each of its reporting units on an annual basis as of July 31, or sooner if events occur or circumstances change, by comparing the net book value to the estimated fair value of each of its reporting units to determine if there is a potential impairment issue. The fair value is estimated based on discounted projected cash flows. In estimating the discounted projected cash flows, the Company utilizes estimated long-term revenue and cash flow forecasts developed as part of its planning process, as well as assumptions of terminal value, together with its weighted average cost of capital, to determine fair value. If the fair value is not sufficient to cover the carrying value of the reporting unit, the Company calculates the goodwill impairment amount related to that reporting unit in accordance with Statement 142, “Goodwill and Other Intangible Assets.” Any impairment is recorded to earnings in the period in which the amount has been determined.

The Company’s cash flow projections used to estimate the fair value of its reporting units are based on subjective estimates, the most significant of which are selling prices and their relationship to raw material costs, sales volumes and cost reduction or savings benefits. Deviations of actual results from the Company’s estimates, as well as a change in the discount rate utilized, could impact the fair value estimates used to determine whether an impairment exists. Based on the fair value estimates used in July 2006 to test goodwill for impairment in accordance with Statement 142, the Company concluded that an impairment of $51.9 million existed for its Fluorine business at July 31, 2006.  The Company concluded that no impairment existed in any of its other reporting units at July 31, 2006.

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

The effect of cost saving initiatives, process improvements and new technology achievements are currently the most sensitive factors affecting the operating results for the non-flame retardant plastic additives reporting unit. If the benefits of these initiatives were assumed to be 50% lower than forecasted, the carrying value of the reporting unit would exceed the fair value estimate by approximately $80 million.  If the Company was unable to obtain any benefit from these initiatives, the carrying value of the reporting unit would exceed the fair value estimate by approximately $200 million. In either case, the Company would then be required to allocate the fair value among the assets and liabilities of the reporting unit for purposes of determining whether recognition of a goodwill impairment would be required.

Additionally, the relationship of raw material price increases to selling price increases coupled with the Company’s ability to regain market share could cause actual results to differ significantly from the projected amounts. The Company has factored into their forecasts a terminal value which accounts for this sensitivity.  If the terminal value growth factor used in the non-flame retardant plastic additives projections were assumed to be 1% lower, the carrying value of the reporting unit would exceed the fair value estimate by approximately $50 million and the Company would then determine whether recognition of a goodwill impairment charge would be required.   As of July 31, 2006, the Company has not factored in any improvements to future cash flow projections that might be made to the reporting unit as a result of acquisitions or expansion of product lines into target regions.

If the Company had been required to recognize a goodwill impairment charge relating to the non-flame retardant plastic additives reporting unit, there would not have been a direct impact on the Company’s liquidity and capital resources because impairment charges are non-cash losses that do not impact the leverage or interest coverage ratios under the Company’s domestic credit facility.

The Company continually monitors and evaluates business and competitive conditions that affect its operations and reflects the impact of these factors in its financial projections. If permanent or sustained changes in business and competitive conditions occur, they can lead to revised projections that could potentially give rise to impairment charges.

ACCOUNTING DEVELOPMENTS

In November 2004, the FASB issued Statement No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4.”  Statement No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, requiring these items be recognized as current-period charges.  In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The Company prospectively adopted the provisions of Statement No. 151 on January 1, 2006.  The adoption of Statement No. 151 changed the timing of when certain manufacturing variances will be recognized in consolidated earnings.  The adoption of Statement No. 151 did not have a material impact on the Company’s consolidated earnings and financial position during the first nine months of 2006.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (FASB 123(R)), which replaced Statement No. 123, “Accounting for Stock-Based Compensation” (FASB 123) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).  FASB 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value, beginning with the first annual period after June 15, 2005.  The pro forma disclosures previously permitted under FASB 123 are no longer an alternative to financial statement recognition.   In March 2005, the SEC Staff issued Staff Accounting Bulletin 107, “Share-Based Payment” (SAB 107), which expresses views of the SEC Staff about the application of FASB 123(R). Effective January 1, 2006, the Company adopted FASB 123(R) using the modified prospective method. Under the modified prospective method, the compensation cost for all new awards and awards modified, repurchased or cancelled after the date of adoption of FASB 123(R), as well as the unrecognized compensation cost of unvested awards as of the date of adoption are recognized in earnings based on the grant-date fair value of those awards. As a result of the provisions of FAS 123(R) and SAB 107, the Company estimates that compensation expense related to share-based payments to employees will reduce 2006 diluted earnings per share by approximately $0.02 per share. However, the Company’s assessment of the estimated compensation expense is affected by its stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the grant-date fair value of any new awards, the volatility of the Company’s stock price and employee stock option exercise behavior. The Company will recognize compensation cost for stock-based awards issued after January 1, 2006 on a straight-line basis over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  As a result of adopting FASB 123(R), on January 1, 2006, incremental stock-based compensation expense recognized was $2.4 million ($1.5 million after-tax and less than $0.01 per basic and diluted earnings per share) for the three months ended September 30, 2006 and was $6.6 million ($4.1 million after-tax and $0.02 per basic and diluted earnings per share) for the nine months ended September 30, 2006, primarily attributable to the Company’s stock option program.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting for uncertainty in tax positions and requires that a Company recognize in its financial statements the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective for fiscal year’s beginning after December 15, 2006.  The Company is currently in the process of evaluating the impact of adopting FIN 48 on its results of operations.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” which defined fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of Statement No. 157 are effective as of the beginning of the Company’s 2008 fiscal year.  The Company is currently in the process of determining the impact of adopting Statement No. 157 on its financial position or its results of operations.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amends Statement No. 87, “Employers’ Accounting for Pensions” and Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  Under Statement No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under Statement No. 87 and Statement No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive loss, net of tax effects, until they are amortized as a component of net periodic cost.  The measurement date, the date at which the plan assets are measured, is required to be the Company’s fiscal year end.  Statement No. 158 is effective for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008.  The adoption of Statement No. 158 is expected to reduce the Company’s stockholders’ equity by approximately $20 million, net of tax, and is not expected to materially affect the results of operations.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108) to address diversity in practice in quantifying financial statement misstatements.  SAB 108 requires that the Company quantify misstatements based on their impact on each of the Company’s financial statements and related disclosures.  SAB 108 is effective as of the end of fiscal year 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108.  The Company is currently evaluating the impact of adopting SAB 108 on its financial position and results of operations.

OUTLOOK

The Company will continue its strategy of setting prices that reflect the value in use of the Company’s products and offset as much as possible increases in raw material and energy costs. In doing so, the Company is committed to working with customers to achieve its targeted operating profit margin and, in the case of non-flame retardant plastic additives, to recapture profitable volume lost in the second half of 2005. This will be critical to maintaining and improving operating profit margins as increases in raw material and energy costs are expected to continue through 2006. Increases to raw material and energy costs are anticipated due, in large part, to volatility in the worldwide pricing of hydrocarbon based and precious metal raw materials and natural gas, which the Company uses as raw materials.

Given the expectations with respect to selling prices and raw material and energy costs, the Company anticipates that the fourth quarter of 2006 will reflect continued strength in the flame retardant, urethanes products, Petroleum Additives and Consumer Products segments over the fourth quarter of 2005. Offsetting anticipated strong performance in those segments, the Company currently anticipates continued weakness in demand and pricing in its EPDM and rubber additives product lines.

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

Based on the results through the first nine months of 2006, the Company anticipates the following for the full year of 2006:

•                    As announced on November 2, 2006, a non-binding letter of intent has been signed by the Company to sell its EPDM business and certain assets of its rubber chemicals business.  It is the Company’s expectation that the details of the transaction will be finalized by December 31, 2006.   Until such time as the transaction is finalized and any regulatory requirements are met, the EPDM and rubber chemicals product lines are expected to show results significantly below those in 2005.

•                    Expectations for the Crop Protection segment for 2006 will be lower than 2005 on a full year basis primarily due to lower sales volume due to North American weather, competition in the miticides markets, economic pressures in Brazilian agricultural markets and unfavorable manufacturing variances related to volume.

•                    Savings of approximately $80 million to $90 million are expected from opportunities identified as a result of the Merger, realized equally between cost of products sold and SG&A.

•                    Continued increase in raw material and energy costs of approximately $100 million over 2005.

•                    Depreciation and amortization of approximately $190 million, which includes approximately $10 million of additional depreciation due to a change in useful life of assets related to the potential sale of a Plastic Additives manufacturing facility.

•                    Overall interest expense of approximately $105 million reflects a reduction during the second half of 2006 due to the additional pay-down of high yield debt.

•                    Stock option expensing pursuant to FASB 123(R) to increase stock compensation by approximately $9 million.

•                    Inflationary increases of $30 million in base salary and outside service expenditures.

•                    Lower planned production related to the Company’s desire to reduce inventory levels and the decline in demand, which will result in approximately $15 million in unabsorbed fixed production costs.

•                    Payments for merger, facility closures, severance and related costs of approximately $50 to $60 million.

•                    Dividends of approximately $48 million, which reflects the increase for the full year impact of the former Great Lakes common shares converting to shares of the Company’s common stock.

•                    Antitrust settlement payments are anticipated to range between approximately $110 to $130 million, excluding legal fees.

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

•                  the ability to sustain profitability in our crop protection business due to new generic competition, the failure to secure new products and technology or changes in certain Brazilian crop markets;

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

•                  the ability to reduce our indebtedness levels;

•                  the ability of the Company to obtain anticipated benefits from projects currently in the research and development stage;

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

The fair market value of long-term debt is subject to interest rate risk.  The Company’s long-term debt amounted to $1,069 million at September 30, 2006.  The fair market value of such debt as of September 30, 2006 was $1,098 million, which has been determined primarily based on quoted market prices.

The Company uses price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases.  These contracts are designated as hedges of a portion of the Company’s forecasted natural gas purchases for a rolling two-year period.  These contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based.  The differential paid or received as natural gas prices change is recognized as an adjustment to cost of products sold.  The fair value of the contracts at September 30, 2006, resulted in an unrealized loss of $11.8 million, which was recorded as a component of accumulated other comprehensive loss, net of tax of $4.5 million.  Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes.  A hypothetical ten percent increase in the cost of natural gas at September 30, 2006 would result in an increase in the fair market value of the outstanding derivatives of $5.3 million to an unrealized loss of $6.6 million; conversely, a hypothetical ten percent decrease in the cost of natural gas would result in a decrease in the fair market value of the outstanding derivatives of $5.3 million to an unrealized loss of $17.1 million.

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

ITEM 4.  Controls and Procedures

(a)  Disclosure Controls and Procedures

As of September 30, 2006, the Company’s management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been made known to them in a timely manner.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

ANTITRUST INVESTIGATIONS AND RELATED MATTERS

Antitrust Investigations

Rubber Chemicals

On May 27, 2004, the Company pled guilty to a one-count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period from July 1995 to December 2001. The U.S. federal court imposed a fine of $50.0 million, payable in six annual installments, without interest, beginning in 2004. In light of the Company’s cooperation with the U.S. Department of Justice (the “DOJ”), the court did not impose any period of corporate probation.  On May 28, 2004, the Company pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Canadian federal court imposed a sentence requiring the Company to pay a fine of CDN $9.0 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid (in U.S. dollars) $2.3 million in 2004, $2.3 million in 2005, and $7.0 million in 2006 in cash, for the U.S. and Canadian fines. Remaining cash payments for the U.S. and Canadian fines are expected to equal (in U.S. dollars) approximately $11.6 million in 2007; $16.3 million in 2008; and $18.5 million in 2009. The Company recorded a pre-tax charge of $45.2 million as a component of operating profit (loss) for its fiscal year ended December 31, 2003, as a reserve for the payment of the U.S. and Canadian fines, which represented the present value of the expected payments.  The Company had reserves related to these settlements of $11.6 million and $6.5 million in accrued expenses and $30.5 million and $40.3 million in other liabilities at September 30, 2006 and December 31, 2005, respectively.

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

Other Product Areas

The Company and certain of its subsidiaries are subjects of, and continue to cooperate in, coordinated criminal and civil investigations being conducted by the DOJ, the Canadian Competition Bureau and the EC (collectively, the “Governmental Authorities”) with respect to possible antitrust violations relating to the sale and marketing of certain other products.  The Governmental Authorities are each conducting investigations with respect to various classes of heat stabilizers; nitrile rubber; and, in the case of the DOJ and the Canadian Competition Bureau, urethanes and urethane chemicals.  Such investigations concern anticompetitive practices, including price fixing and customer or market allocations, undertaken by the Company and such subsidiaries and certain of their officers and employees. The Company and its subsidiaries that are subject to the investigations have received from each of the Governmental Authorities verbal or written assurances of conditional amnesty from prosecution and fines. The EC has granted conditional amnesty with respect to certain classes of heat stabilizers.  The assurances of amnesty are conditioned upon several factors, including continued cooperation with the Governmental Authorities. The Company is actively cooperating with the Governmental Authorities regarding such investigations.

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

Civil Lawsuits

Except for those actions indicated as being subject to a settlement agreement, dismissed by the applicable court or as otherwise provided, the actions described below under “Civil Lawsuits” are in early procedural stages of litigation.  Although the actions described below have not had a material adverse impact on the Company, we cannot predict the outcome of any of those actions. The Company will seek cost-effective resolutions of the various pending and threatened legal proceedings against the Company; however, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  Except for direct purchaser claims with respect to rubber chemicals, ethylene propylene diene monomer (EPDM), nitrile rubber and urethanes, the Company has not recorded a charge for potential liabilities and expenses in connection with the civil claims not subject to any settlement agreement, because such costs cannot be reasonably estimated at this time.

At September 30, 2006 and December 31, 2005, the Company had reserves related to the civil lawsuits described below of $96.5 million and $57.6 million, respectively, in accrued expenses on its condensed consolidated balance sheets for the US and Canadian civil lawsuits.  We review our reserves for civil lawsuits on a quarterly basis.  We also adjust our reserves quarterly to reflect our current best estimates.  We increased our reserves during the first three quarters of 2006 to reflect the increase in actual settlement offers in the direct purchaser, EPDM, nitrile rubber and urethane matters, and our settlement of the rubber chemicals matters.

U.S. Civil Antitrust Actions

Partially Terminated Global Settlement Agreement. On January 11, 2005, the Company and plaintiff class representatives entered into a Settlement Agreement (the “Global Settlement Agreement”) that was intended to resolve, with respect to the Company, three consolidated direct purchaser class action lawsuits filed against the Company, its subsidiary Uniroyal Chemical Company, Inc., now known as Chemtura USA Corporation (referred to as “Uniroyal” for purposes of the description of the Company’s civil lawsuits), and other companies, by plaintiffs on behalf of themselves and classes consisting of all persons or entities who purchased EPDM, nitrile rubber and rubber chemicals, respectively, in the United States directly from one or more of the defendants or any predecessor, parent, subsidiary or affiliates thereof, at any time during various periods, with the earliest commencing on January 1, 1995. The complaints in the consolidated actions principally alleged that the defendants conspired to fix, raise, maintain or stabilize prices for EPDM, nitrile rubber and rubber chemicals, as applicable, sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities.  The Global Settlement Agreement provided that the Company would pay a total of $97.0 million, consisting of $62.0 million with respect to rubber chemicals, $30.0 million with respect to EPDM and $5.0 million with respect to nitrile rubber, in exchange for the final dismissal with prejudice of the foregoing three lawsuits as to the Company and a complete release of all claims against the Company set forth in the lawsuits.

In accordance with its rights under the Global Settlement Agreement, the Company terminated those parts of the settlement covering rubber chemicals and EPDM following the exercise of opt out rights by certain potential members of the applicable classes.  As a result of the Company’s partial termination of the Global Settlement Agreement, the consolidated direct purchaser class action lawsuit relating to EPDM continues to proceed in federal district courts.  With respect to the rubber chemical portion of the claims a settlement was reached on October 2, 2006 which settlement is subject to court approval.  This settlement is described below under “Rubber Chemicals.”  The nitrile rubber portion of the Global Settlement Agreement has been approved by the United States District Court for the Western District of Pennsylvania.

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

Remaining Direct and Indirect Purchaser Lawsuits. The Company, individually or together with its subsidiary Uniroyal, and other companies, continues to be or has become a defendant in certain direct and indirect purchaser lawsuits filed in federal courts during the period from May 2004 through January 2006 and in certain state court antitrust class action lawsuits filed in state courts during the period from October 2002 to January 2006 involving the sale of rubber chemicals, EPDM, polychloroprene, nitrile rubber, plastic additives, and urethanes and urethane chemicals.

The complaints in these actions (as further described below) principally allege that the defendants conspired to fix, raise, maintain or stabilize prices for rubber chemicals, EPDM, polychloroprene, nitrile rubber, plastic additives, or urethanes and urethane chemicals, as applicable, sold in the United States in violation of Section 1 of the Sherman Act or in violation of certain antitrust statutes and consumer protection and unfair or deceptive practices laws of the relevant jurisdictions and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities. With respect to the complaints relating to the sale of polychloroprene (as further described below), although the Company does not sell or market polychloroprene, the complaints allege that the Company and producers of polychloroprene conspired to raise prices with respect to polychloroprene and the other products included in the complaint collectively in one conspiracy.  In each of the foregoing actions, the plaintiffs seek, among other things, treble damages of unspecified amounts, costs (including attorneys’ fees) and injunctive relief preventing further violations or the improper conduct alleged in the complaint.

Rubber Chemicals. The Company has entered into a settlement agreement in the direct federal rubber chemical cases previously subject to the Global Settlement Agreement.  The Company and Uniroyal remain defendants in a direct federal purchaser lawsuit filed in the United States District Court, Middle District of Tennessee and subsequently transferred to the United States District Court, Northern District of California.

The Agreement with class counsel in the direct federal rubber chemical case provides the Company will pay $51 million to resolve the class claims.  This agreement, combined with settlements with other entities, means that Chemtura has now resolved over 90 percent of its exposure for United States direct purchaser rubber chemicals claims.  The $51 million settlement, which will be paid in the fourth quarter, is subject to court approval.  In anticipation of this settlement, $12.2 million was added to already existing rubber chemicals reserves in the third quarter of 2006.

The remaining direct federal lawsuit was filed on June 29, 2006, in the United States District Court, Middle District of Tennessee by Bridgestone Americas Holding, Inc, Bridgestone Firestone North American Tire, LLC, Bandag, Incorporated, and Pirelli Tire, LLC with respect to purchases of rubber chemicals from one or both of the defendants.  This action has been transferred to the United States District Court, Northern District of California.

The Company and certain of its subsidiaries also remain defendants in seven pending indirect putative class action lawsuits for alleged violations of state law filed in state courts in California, Florida, Massachusetts, Pennsylvania, Tennessee and West Virginia between October 2002 and March 2004.  Plaintiffs in the California lawsuit were denied class certification on January 30, 2006 and are appealing that decision. Two of these lawsuits are multi-product lawsuits and are described under the heading “Multi-Product Lawsuits” below. The Company and its defendant subsidiaries have filed motions to dismiss with respect to six of these seven pending lawsuits. Certain motions to dismiss remain pending, and other motions to dismiss have been denied by the applicable court, which are being, or will be, appealed by the Company and its defendant subsidiaries.

EPDM. With respect to EPDM, the Company, Uniroyal and other companies are defendants in four direct federal purchaser lawsuits, including the consolidated EPDM direct purchaser lawsuit previously subject to the Global Settlement Agreement.  Two of these lawsuits are pending in the United States District Court, District of Connecticut and the United States District Court, Northern District of New York and were filed between November 2003 and June 2005.  The Pennsylvania action has been transferred, and the New York action has been conditionally transferred, to the United States District Court, District of Connecticut.  The remaining two direct federal purchaser lawsuits are multi-product lawsuits and are described separately under the heading “Multi-Product Lawsuits” below.  The Company has settled claims in one direct federal purchaser lawsuit previously pending in the United States District Court, Eastern District of Pennsylvania.

The Company and certain of its subsidiaries also remain defendants in fourteen pending indirect putative class action lawsuits for alleged violations of state law with respect to EPDM filed in state courts in California, Florida, Iowa, Kansas, Nebraska, New Mexico, New York, North Carolina, Pennsylvania and Vermont between October 2003 and February 2005.  Four of these lawsuits are multi-product lawsuits and are described under the heading “Multi-Product Lawsuits” below.

Nitrile Rubber. With respect to nitrile rubber, the Company, Uniroyal and other companies are defendants in two multi-product direct purchaser lawsuits involving nitrile rubber, which are described separately below.  The Company and certain of its subsidiaries also remain defendants in seven pending indirect putative class action lawsuits for alleged violations of state law filed in state courts in California, Florida, Massachusetts, Nebraska, New York, Pennsylvania, Tennessee and Vermont between May 2004 and February 2005.  Four of these lawsuits are multi-product lawsuits and are described under the heading “Multi-Product Lawsuits” below.  The Company has settled claims with respect to six indirect putative class action lawsuits previously pending in California.

Plastics Additives. With respect to plastic additives, the Company and other companies are defendants in one federal indirect purchaser lawsuit filed in the United States District Court, Eastern District of Pennsylvania in August 2005.  The Company remains a defendant in two pending indirect putative class action lawsuits for alleged violations of state law filed in state courts in California and Nebraska between May 2004 and February 2005.

Urethanes. With respect to urethanes, the Company, Uniroyal and other companies are defendants in a consolidated federal direct purchaser class action lawsuit filed in November 2004 in the United States District Court, District of Kansas. This action consolidates twenty-six direct purchaser class action lawsuits previously described in the Company’s prior periodic reports filed with the Securities and Exchange Commission.  The Company, Uniroyal and other companies are also defendants in one direct multi-product lawsuit involving urethanes described separately under the heading “Multi-Product Lawsuits” below.

With respect to Urethanes, the Company remains a defendant in seventeen pending indirect putative class action lawsuits for alleged violations of state law filed in California, Florida, Massachusetts, New York, Pennsylvania and Tennessee, between March 2004 and October 2005.  Four of these lawsuits are multi-product lawsuits and are described under the heading “Multi-Product Lawsuits” below.

Multi-Product Lawsuits. The Company, Uniroyal and other companies are defendants in two federal direct purchaser lawsuits which are multi-product lawsuits for alleged violations of state law.  The first lawsuit was filed on November 16, 2004, in the United States District Court, Northern District of Ohio, by Parker Hannifin Corporation and PolyOne Corporation with respect to purchases of EPDM, nitrile rubber and polychloroprene from one or more of the defendants.  This action has been transferred to the District of Connecticut. Parker Hannifin Corporation’s claims with respect to the nitrile rubber portion of this suit have been settled.  All of PolyOne’s claims with respect to this lawsuit have been settled.  In December 2005, the Company and Uniroyal entered into a settlement agreement with Goodyear Tire & Rubber Company with respect to purchases of EPDM and polychloroprene.  This settlement agreement also resolves the federal direct purchaser lawsuit by Goodyear Tire & Rubber Company against the Company with respect to rubber chemicals, as described above.

The second lawsuit was filed on February 10, 2005 in Massachusetts state court. This lawsuit was subsequently removed to the United States District Court, District of Massachusetts.  The claims in this lawsuit relate to purchases of any product containing rubber and urethane products, defined to include EPDM, nitrile rubber, urethanes.

The Company, its subsidiary Uniroyal, and other companies are defendants in four pending indirect putative purchaser class action lawsuits in four states that each involve multiple products. Two of the outstanding multi-product lawsuits relate to purchases of any product containing rubber and urethane products, defined to include rubber chemicals, EPDM, nitrile rubber and urethanes.  The remaining two outstanding multi-product lawsuits relate to purchases of any product containing rubber and urethane products, defined to include EPDM, nitrile rubber, urethanes.  An indirect purchaser class action previously pending in Massachusetts state court has been removed to the United States District Court, District of Massachusetts and is described above.

At September 30, 2006 and December 31, 2005, the Company had remaining reserves of $90.0 million and $51.4 million, respectively, included in accrued expenses on its condensed consolidated balance sheets relating to the U.S. Global Settlement Agreement and the remaining U.S. direct and indirect purchaser lawsuits.  These reserves cover all direct and indirect purchaser antitrust claims in the rubber, EPDM, plastics additives, urethanes and nitrile rubber civil cases in the United States, for which a reasonable estimate can be made.  The accrual represents the Company’s estimate of probable liability on these matters.  The Company periodically reviews its accruals as additional information becomes available, and may adjust its accruals based on later occurring events.  As none of these claims have been reduced to judgment, or are otherwise subject to existing settlements unrelated to the Global Settlement Agreement, the Company is unable to estimate the reasonable possible loss in excess of the accrual, but the aggregate amount claimed in the various matters subject to the accrual is materially in excess of the accrual.  The remaining direct and indirect lawsuits not covered by the accrual are in the early procedural phase of litigation, and therefore, the Company cannot make any reasonable estimate of the probable or reasonably possible liability associated with these cases.

Canadian Civil Antitrust Actions

EPDM. The Company and the plaintiffs in three previously disclosed Canadian class action lawsuits relating to EPDM have entered into a settlement agreement, dated as of September 19, 2005 (the “EPDM Settlement Agreement”), that is intended to resolve, with respect to the Company and its defendant subsidiaries, the three lawsuits filed in Canada.

The EPDM Settlement Agreement required that the Company pay CDN $4.5 million (approximately U.S. $3.9 million) to the class claimants in Canada covering all direct and indirect purchasers of EPDM during the class period of January 1, 1997 to December 31, 2001 in exchange for the final dismissal with prejudice of the lawsuit as to the Company and its subsidiary defendants and a complete release of all claims against the Company and its subsidiary defendants set forth in the lawsuits.  This settlement amount was accrued in the third quarter of 2005 and was paid in the fourth quarter of 2005. The EPDM Settlement Agreement, which has been approved by the applicable courts, permitted potential class members to opt out of the class and the Company to recover a portion of the settlement funds with respect to those potential class members that chose to opt out of the settlement. The opt-out period expired on March 6, 2006 and one class member opted out.  In April of 2006, the Company recovered CDN $338,309 (approximately U.S. $295,000) in previously paid settlement funds related to this opt-out.

Rubber Chemicals. The Company has entered into a settlement agreement, dated as of December 1, 2005 (the “Rubber Chemicals Settlement Agreement”), that is intended to resolve, with respect to the Company and its defendant subsidiaries, four Canadian class action lawsuits.

The Rubber Chemicals Settlement Agreement proposes the certification of the lawsuits as class actions for purposes of the settlement and provides that the Company pay CDN $7.2 million (approximately U.S. $6.5 million) to the class claimants in Canada covering all persons who purchased rubber chemicals products in Canada during the class period of July 1, 1995 to December 31, 2001, in exchange for the final dismissal with prejudice of the lawsuits as to the Company and its defendant subsidiaries and a complete release of all claims against the Company and its defendant subsidiaries set forth in the lawsuits. The Rubber Chemicals Settlement Agreement has been approved by the applicable courts.  The opt out period expired on or about September 18, 2006.  The Company may recover up to CDN $2.9 million (approximately U.S. $2.6 million) of settlement funds that are related to up to four potential class members that chose to, or were decreed to, opt out of the settlement.

Polyester Polyols (previously described as Urethanes and Urethane Chemicals). The Company and the plaintiffs in two Canadian class action lawsuits relating to polyester polyols (which is a chemical used in the manufacture of polyurethanes) or products that directly or indirectly contain or are derived from polyester polyols (collectively, “Polyester Polyols”) have entered into a settlement agreement, dated November 8, 2005 (the “Polyester Polyols Settlement Agreement”), that is intended to resolve, with respect to the Company and its defendant subsidiaries, the Canadian lawsuits.

The Polyester Polyols Settlement Agreement proposes the certification of the lawsuits as class actions for purposes of the settlement and provides that the Company pay CDN $69,000 (approximately U.S. $60,000) to the class claimants in Canada who purchased Polyester Polyols in Canada during the class period of February 1, 1998 to December 31, 2002, in exchange for the final dismissal with prejudice of the lawsuits as to the Company and its defendant subsidiaries and a complete release of all claims against the Company and its defendant subsidiaries set forth in the lawsuits. The Polyester Polyols Settlement Agreement, which is subject to the approval of the courts in Ontario and Quebec identified above and notice to class members, permits potential class members to opt out of the class and the Company to recover a portion of the settlement funds with respect to certain potential class members that choose to opt out of the settlement.  The amount of the recovery is not estimable at this time.

At September 30, 2006, the Company has a remaining reserve of $6.5 million included in accrued expenses on its consolidated balance sheet relating to the direct and indirect purchaser lawsuits for Canadian matters.

The reserve activity for antitrust related litigation is summarized as follows:

Governmental Reserves:

(In thousands)	U.S. DOJ Fines	Canada Federal Fines	Total U.S. and Canada Fines	European Commission
Balance at December 31, 2005	$40,645	$6,150	$46,795	$16,051
Payments	(6,000)	(961)	(6,961)	(16,548)
Antitrust costs, excluding legal fees	—	72	72	—
Accretion - Interest	1,672	268	1,940	—
Foreign currency translation	—	318	318	497
Balance at September 30, 2006	$36,317	$5,847	$42,164	$—

Civil Case Reserves:

(In thousands)	U.S. Civil Matters	Canada Civil Matters	Total Civil Matters
Balance at December 31, 2005	$51,411	$6,154	$57,565
Payments	(12,938)	—	(12,938)
Antitrust costs, excluding legal fees	51,495	—	51,495
Foreign currency translation	—	344	344
Balance at September 30, 2006	$89,968	$6,498	$96,466

Federal Securities Class Action And Shareholder Derivative Lawsuit

Federal Securities Class Action

The Company, certain of its former officers and directors (the “Crompton Individual Defendants”), and certain former directors of the Company’s predecessor Witco Corp. are defendants in a consolidated class action lawsuit, filed on July 20, 2004, in the United States District Court, District of Connecticut, brought by plaintiffs on behalf of themselves and a class consisting of all purchasers or acquirers of the Company’s stock between October 1998 and October 2002. The consolidated amended complaint principally alleges that the Company and the Crompton Individual Defendants caused the Company to issue false and misleading statements that violated the federal securities laws by reporting inflated financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy. The putative class includes former Witco Corp. shareholders who acquired their securities in the Crompton-Witco merger pursuant to a registration statement that allegedly contained misstated financial results. The complaint asserts claims against the Company and the Crompton Individual Defendants under Section 11 of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. Plaintiffs also assert claims for control person liability under Section 15 of the Securities Act of 1933 and Section 20 of the Securities Exchange Act of 1934 against the Crompton Individual Defendants. The complaint also asserts claims for breach of fiduciary duty against certain former directors of Witco Corp. for actions they allegedly took as Witco Corp. directors in connection with the Crompton-Witco merger. The plaintiffs seek, among other things, unspecified damages, interest, and attorneys’ fees and costs. The Company and the Crompton Individual Defendants filed a motion to dismiss on September 17, 2004, which is now fully briefed and pending. The former directors of Witco Corp. filed a motion to dismiss in February 2005, which is pending. On July 22, 2005, the court granted a motion by the Company and the Crompton Individual Defendants to stay discovery in the related Connecticut shareholder derivative lawsuit (described below under “Shareholder Derivative Lawsuit”), pending resolution of the motion to dismiss by the Company and Crompton Individual Defendants.  The Company reserved $10 million for the securities class action case in accrued expenses in the condensed consolidated balance sheet at September 30, 2006.

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

Antitrust Costs

The Company’s antitrust costs, which are comprised primarily of settlements and legal costs, were $70.8 million (pre-tax) for the nine months ended September 30, 2006. The antitrust costs included $55.8 million of expense primarily for additional accruals related to settlement offers made to certain rubber chemicals, plastic additives, urethanes and indirect case claimants and $15.0 million for legal costs associated with the antitrust investigations and civil lawsuits.  The Company’s antitrust costs for the third quarter of 2006 of $25.7 million include $21.7 million primarily for settlement offers made to certain rubber chemicals and indirect case claimants and securities class action plaintiffs, and $4.0 million for legal costs associated with the antitrust investigations and civil lawsuits.  The Company expects to continue to incur costs, which may be substantial, until all antitrust investigations are concluded and various related civil claims are resolved.

ENVIRONMENTAL AND OTHER MATTERS

Environmental Matters

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts.  For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operation and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes that such costs are estimable.  The total amount accrued for such environmental liabilities at September 30, 2006, was $134.0 million.  The Company estimates the determinable environmental liability to range from $121 million to $174 million at September 30, 2006.  The Company’s reserves include estimates for determinable clean-up costs. During the first nine months of 2006, the Company recorded a pre-tax charge of $10.9 million to increase its environmental liabilities and made payments of $13.8 million for clean-up costs, which reduced its environmental liabilities.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed the Company’s present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations and cash flows. It is reasonably possible that the Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

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

Vertac - Uniroyal Chemical Company, Inc. (“Uniroyal”) (a wholly owned subsidiary of the Company and now known as Chemtura USA Corporation) and its Canadian subsidiary, Uniroyal Chemical Co./Cie (formerly known as Uniroyal Chemical Ltd./Ltee and now known as Chemtura Canada Co./Cie) were joined with others as defendants in consolidated civil actions brought in the United States District Court, Eastern District of Arkansas, Western Division (“Court”) by the United States of America, the State of Arkansas and Hercules Incorporated (“Hercules”), relating to a Vertac Chemical Company site in Jacksonville, Arkansas.  Uniroyal has been dismissed from the litigation.  However, on May 21, 1997, the Court entered an order finding that Uniroyal Chemical Co./Cie is jointly and severally liable to the United States, and finding that Hercules and Uniroyal Chemical Co./Cie are liable to each other in contribution. On October 23, 1998, the Court entered an order granting the United States’ motion for summary judgment against Uniroyal Chemical Co./Cie and Hercules as to the amount of its claimed removal and remediation costs of $102.9 million at the Vertac site.  Trial on the allocation of these costs as between Uniroyal Chemical Co./Cie and Hercules was concluded on November 6, 1998, and on February 3, 2000, the Court entered an Order finding Uniroyal Chemical Co./Cie liable to the United States for approximately $2.3 million and liable to Hercules in contribution for approximately $0.7 million.  On April 10, 2001, the United States Court of Appeals for the Eighth Circuit (“Appeals Court”) (i) reversed a decision in favor of the United States and against Hercules with regard to the issue of divisibility of harm and remanded the case back to the Court for a trial on the issue; (ii) affirmed the finding of arranger liability against Uniroyal Chemical Co./Cie; and (iii) set aside the findings of contribution between Hercules and Uniroyal Chemical Co./Cie by the Court pending a decision upon remand.  The Appeals Court also deferred ruling on all constitutional issues raised by Hercules and Uniroyal Chemical Co./Cie pending subsequent findings by the Court.  On June 6, 2001, the Appeals Court denied Uniroyal Chemical Co./Cie’s petition for rehearing by the full Appeals Court on the Appeals Court’s finding of arranger liability against Uniroyal Chemical Co./Cie and on December 10, 2001, Uniroyal Chemical Co./Cie’s Petition for a Writ of Certiorari to the United States Supreme Court with regard to the issue of its arranger liability was denied.  On December 12, 2001, the Court concluded hearings pursuant to the April 10, 2001 remand by the Appeals Court and briefing on the issue of divisibility was completed in January 2003.  On March 30, 2005, the Court entered a memorandum opinion and order finding no basis for Hercules’ claim of divisibility of harm for the damages arising from the remediation for which Hercules and Uniroyal Chemical Co./Cie had previously been found jointly and severally liable. The Court also rejected challenges to the constitutionality of CERCLA and its application in this case. Further, the Court affirmed its earlier findings regarding allocation. The net result of the memorandum opinion and order is the allocation of liability upon Uniroyal Chemical Co./Cie of 2.6 percent of the damages imposed jointly and severally upon Uniroyal Chemical Co./Cie and Hercules. This finding returns the parties to the positions held following the Court’s February 3, 2000 order, which resulted in liability upon Uniroyal Chemical Co./Cie to the United States for approximately $2.9 million and liability to Hercules for contribution for approximately $0.7 million.  The Appeals Court affirmed the judgment on July 13, 2006, and later denied petitions for rehearing.  Further appellate proceedings are anticipated.

Petrolia - In April 2004, the Company and other owners of property near the Company’s former Petrolia, Pennsylvania facility were named as defendants in a toxic tort class action lawsuit alleging contamination in and around the named areas that gave rise to certain property damage and personal injuries.  The plaintiffs also sought clean-up by the defendants of the alleged contamination.  On October 18, 2005, the Court issued its Memorandum Opinion and Order denying the plaintiffs’ motion for class certification, and on August 2, 2006, the Pennsylvania Superior Court affirmed the lower court’s opinion. Multiple lawsuits have been filed against the Company by individuals who were a part of the putative class.

Legal Proceedings

Conyers - The Company and certain of its former officers and employees were named as defendants in five putative state class action lawsuits filed in three counties in Georgia and one putative class action lawsuit filed in the United States District Court for the Northern District of Georgia pertaining to the fire at the Company’s Conyers, Georgia warehouse on May 25, 2004. Of the five putative state class actions, two were voluntarily dismissed by the plaintiffs, leaving three such lawsuits remaining.  These remaining putative state class actions, as well as the putative class action pending in federal district court seek recovery for economic and non-economic damages allegedly arising from the fire. Punitive damages are sought in the Davis case in Rockdale County, Georgia and the Martin case in the United States District Court for the Northern District of Georgia.  The Martin case also seeks a declaratory judgment to reform certain settlements, as well as medical monitoring and injunctive relief. The Company intends to vigorously defend against these lawsuits.

The Company was also named as a defendant in ten lawsuits filed by individual or multi-party plaintiffs in the Georgia and Federal courts pertaining to the May 25, 2004 fire at its Conyers, Georgia warehouse.  One of these lawsuits has been voluntarily dismissed by the plaintiff.  The plaintiffs in the remaining lawsuits seek recovery for economic and non-economic damages, including punitive damages in six of the nine remaining lawsuits.  One of the lawsuits, the Diana Smith case, was filed in the United States District Court for the Northern District of Georgia against the Company, as well as the City of Conyers and Rockdale County, and includes allegations similar to those in the other lawsuits noted above, but adding claims for alleged civil rights violations, federal Occupational Safety and Health Administration violations, Georgia Racketeer Influenced and Corrupt Organizations Act violations, criminal negligence, reckless endangerment, false imprisonment, and kidnapping, among other claims. The Company intends to vigorously defend against these lawsuits.

Within one day of the fire, the Company established a claims office to resolve all legitimate economic and personal injury claims in the Rockdale County, Georgia area.  The Company still maintains a claims office in Conyers, and continues to negotiate the settlement of claims whether submitted through the claims office or otherwise.

At the time of the fire, the Company maintained, and continues to maintain, property and general liability insurance.  The Company believes that its general liability policies will adequately cover any third party claims and legal and processing fees in excess of the amounts that were recorded through September 30, 2006.

Albemarle Corporation - In May 2002, Albemarle Corporation filed two complaints against the Company in the United States District Court for the Middle District of Louisiana, one alleging that the Company infringed three process patents held by Albemarle Corporation relating to bromine vacuum tower technology, and the other alleging that the Company infringed or contributed to or induced the infringement of a patent relating to the use of decabromodiphenyl ethane as a flame retardant in thermoplastics. On a motion by the Company and over Albemarle’s objection, the cases were consolidated.  In addition, the Company filed a counterclaim with the District Court in the flame retardant cases, alleging, among other things, that the Albemarle patent is invalid or was obtained as a result of inequitable conduct from the United States Patent and Trademark Office. In March 2004, Albemarle amended its consolidated complaint to add additional counts of patent infringement and trade secret violations.  The Company believes that the allegations of Albemarle in the consolidated complaint, as well as the allegations in the additional counts, are without basis factually or legally, and intends to defend the case vigorously.  On October 25, 2005, Albemarle filed a complaint against Chemtura Corporation and Great Lakes Chemical Corporation in the United States District Court for the Middle District of Louisiana alleging that Chemtura and Great Lakes infringed a recently granted U.S. patent held by Albemarle relating to a decabromodiphenyl ethane “wet cake” intermediate product.  The Company believes that the allegations of the complaint are without basis, factually or legally, and intends to defend the case vigorously.  The parties are currently completing the discovery phase of the cases and, in the first case described above, are preparing for a hearing on claim construction scheduled for the first quarter of 2007.

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

Each quarter the Company evaluates and reviews pending claims and litigation to determine appropriate reserve amounts.  As of September 30, 2006, the Company’s accrual for probable loss in the aforementioned legal proceeding cases is immaterial.  In addition, the related receivable to reflect probable insurance recoveries is also immaterial.

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

In addition to the matters referred to above, the Company is subject to routine litigation in connection with the ordinary course of its business.  These routine matters have not had a material adverse effect on the Company, its business or financial condition in the past, and the Company does not expect this litigation, individually or in the aggregate, to have a material adverse effect on its business or its financial condition in the future, but it can give no assurance that such will be the case.

ITEM 1A. Risk Factors

The Company’s risk factors have been described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.  There have been no significant changes in the Company’s risk factors during the first nine months of 2006.

ITEM 6.    Exhibits

The following documents are filed as part of this report:

Number	Description
10.1

Fourth Amended and Restated Receivables Sale Agreement dated as of September 28, 2006, by and among Crompton & Knowles Receivables Corporation, as Seller, Chemtura Corporation, as Initial Collection Agent, ABN AMRO Bank N.V, as Agent, and various other banks and liquidity providers (incorporated by reference to Exhibit 10.1 to the Registrant’s September 29, 2006 Form 8-K.)

10.2

Merger and Unit Purchase Agreement by and among Crompton Holding Corporation and various other sellers, as Sellers, and D-S Acquisition Co., as Purchaser, dated as of October 30, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s October 31, 2006 Form 8-K.)(“October 31, 2006 Form 8-K”)

10.3	“Flexperq” Program adopted on October 26, 2006, effective January 1, 2007 (incorporated by reference to Exhibit 10.2 to the October 31, 2006 Form 8-K.)

15	Accountants’ Acknowledgement (filed herewith.)

31.1	Certification of Periodic Report by the Registrant’s Chief Executive Officer (Section 302) (filed herewith.)

31.2	Certification of Periodic Report by the Registrant’s Chief Financial Officer (Section 302) (filed herewith.)

32.1	Certification of Periodic Report by the Registrant’s Chief Executive Officer (Section 906) (filed herewith.)

32.2	Certification of Periodic Report by the Registrant’s Chief Financial Officer (Section 906) (filed herewith.)

CHEMTURA CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMTURA CORPORATION
       (Registrant)

Date: November 9, 2006	/s/ Karen R. Osar
Name: Karen R. Osar Title: Executive Vice President and Chief Financial Officer

Date: November 9, 2006	/s/ Barry J. Shainman
Name: Barry J. Shainman Title: Vice President and Secretary