Form 10-K
period 2006-12-31
Chemtura CORP
filed 2007-03-09
CIK 1091862

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(203) 573-2000
Registrant’s telephone number, including area code:

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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated file” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed as of June 30, 2006 was $2,232,946,791.

The number of voting shares of Common Stock of the registrant outstanding as of February 6, 2007 was 241,093,784.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Stockholders on April 25, 2007            ........            Part III

PART I.

ITEM 1.  BUSINESS

(a) Overview

Chemtura Corporation, together with its consolidated subsidiaries, is among the largest publicly-traded specialty chemical companies in the United States.

When we use the terms the “Corporation,” “Company,” “Registrant,” “we,” “us” and “our,” unless otherwise indicated or the context otherwise requires, we are referring to Crompton Corporation and its consolidated subsidiaries (“Crompton”) prior to the Merger (as defined below) and Chemtura Corporation and its consolidated subsidiaries (“Chemtura”) after the Merger.

We have approximately 6,200 employees at December 31, 2006.

Certain disclosures included in this Annual Report on Form 10-K constitute forward-looking statements that are subject to risk and uncertainty.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements.”

(b)    General Development of Business

Chemtura was established by the merger of Crompton and Great Lakes Chemical Corporation (“Great Lakes”) on July 1, 2005 (the “Merger”).

Crompton was the successor to Crompton & Knowles Corporation, which was incorporated in Massachusetts in 1900, and engaged in the manufacture and sale of specialty chemicals beginning in 1954.  We expanded our specialty chemical business through acquisitions in the United States and Europe, including the 1996 acquisition of Uniroyal Chemical Company, Inc., and the 1999 merger with Witco Corporation (“Witco”).

Great Lakes was a Delaware corporation incorporated in 1933 and was based in Indiana.  Great Lakes primarily produced and distributed a wide variety of specialty chemicals.  Among the main applications of such chemicals were: the stabilization of various polymer systems, fire retardancy and fire suppression, purification of industrial and recreational water uses and miscellaneous cleaning, agricultural and drilling uses.

Effective July 1, 2005, the Company and Great Lakes completed an all-stock merger transaction. Under the terms of the agreement, Great Lakes shareholders received 2.2232 shares of our common stock for each share of Great Lakes common stock they held. The Company achieved approximately $94 million of pre-tax merger-related synergy cost savings from July 1, 2005 through December 31, 2006.  Merger cost savings in 2006 were offset primarily by lower volume and absorption at the manufacturing plants and other one time charges recorded during the year.

Today, we are a global diversified producer of specialty chemicals and polymer products and are a leading U.S. supplier of home pool and spa chemicals. Our products are used in a wide variety of end-use markets, including automotive, transportation, construction, packaging, agriculture, lubricants, plastics for durable and non-durable goods including electronics, industrial rubber and home pool and spa chemical markets. Most of our chemical products are sold to industrial manufacturing customers for use as additives, ingredients, or intermediates that add value to their end products.  Our pool and spa chemicals are sold to dealers, distributors and major retailers.  We are a market leader in many of our key product lines.  We manufacture and sell more than 3,500 products and formulations in more than 100 countries. Of our $3.7 billion net sales in 2006, approximately 53% were to customers in the United States and Canada, 27% to Europe and Africa, 15% to Asia/Pacific, and 5% to Latin America.

The Company’s strategy is to strengthen its business portfolio and continue to reduce operating costs.  To achieve these goals, the Company is focusing its resources on its core businesses by divesting non-core businesses and assets, and acquiring businesses and assets that will enhance its business portfolio.

Divestitures and Acquisitions

On February 3, 2007, the Company signed an asset purchase agreement to sell its EPDM business and portions of its Rubber Chemical business to an affiliate of Lion Chemical Capital, LLC.  The transaction is expected to close in the first half of 2007 and is subject to certain conditions, including regulatory approvals, financing and a financial audit.

On January 31, 2007, the Company announced that it had completed the acquisition of the stock of Kaufman Holdings Corporation “Kaufman” in an all-cash transaction. The Kaufman acquisition complements the Company’s existing Petroleum Additives segment in that it offers related products in key customer areas, providing the opportunity to strengthen alliances with major suppliers and may offer potential distribution synergies.

On October 30, 2006, the Company sold its interest in Davis-Standard LLC for aggregate proceeds of $68.8 million, of which $60.4 million was received as of December 31, 2006.  The Company recognized a pretax gain of $5.7 million on the transaction, which is included in other expense, net in its consolidated statement of operations for the year ended December 31, 2006.  Davis-Standard LLC was established on April 29, 2005 when the Company combined our Polymer Processing Equipment business with Hamilton Robinson’s Black Clawson Converting Machinery Company which resulted in our acquisition of a 61.24 percent non-controlling interest in the combined equity of the entity.

On May 12, 2006, the Company sold its Industrial Water Additives (“IWA”) business, which was acquired in the Merger, to BWA Water Additives (“BWA”), a subsidiary of Close Brothers Private Equity located in the United Kingdom.  The Company received adjusted cash proceeds of $74.8 million.  The Company recognized a pre-tax loss of $12.4 million on the transaction, which is included in (gain) loss on sale of businesses, net in the accompanying consolidated statement of operations for the year ended December 31, 2006.

Strategic Initiatives

In addition to focusing on its core businesses, the Company is investigating strategic cost savings initiatives that could result in cost reductions at some manufacturing facilities.

As a result of planned divestitures of its non-core businesses and strategic cost saving initiatives, the Company has accelerated the depreciation and the recognition of the asset retirement obligations related to certain assets at several of its global facilities for which it is probable that there will be a change in the estimated useful lives of those facilities. In addition, the Company has estimated that it will incur severance and related costs due to employee reductions.  As a result of these initiatives, the Company recorded pre-tax charges for accelerated depreciation of $17.8 million, accretion of asset retirement obligations of $8.8 million, and severance and related costs of $6.0 million in operating profit on its consolidated statement of operations for the year ended December 31, 2006.  These costs represent the estimated costs based on the facts and circumstances that existed as of December 31, 2006.  As divestiture agreements and cost savings plans are formalized, such costs will be revised as necessary to reflect final plans.

(c) Financial Information About Industry Segments

Information as to the sales, operating profit, depreciation and amortization, assets, capital expenditures and earnings on investments carried on the equity method attributable to each of our business segments during each of our last three fiscal years is set forth in Note - 23 the Business Segment Data footnote included in the Notes to Consolidated Financial Statements.

Our businesses are grouped into six reporting segments: Plastic Additives (non-flame retardant plastic additives and flame retardant plastic additives), Polymers (EPDM and urethanes), Specialty Additives (petroleum additives and rubber chemicals), Crop Protection, Consumer Products, and Other (Optical Monomers, Industrial Water Additives, Fluorine Chemicals and Polymer Processing Equipment).  Details on the various types of products and services provided by each segment are summarized in the Narrative Description of the Business section below.

(d) Narrative Description of Business

Products and Services

We manufacture and market a wide variety of polymer and specialty chemical products.  Most of our products are sold to industrial customers for use as additives, ingredients or intermediates that impart particular characteristics to the customers’ end products.  Our consumer products are sold to dealers, distributors and to major national retailers.  We manufacture and sell more than 3,500 products and formulations in more than 100 countries and serve a wide variety of end-use markets including automotive, transportation, construction, packaging, agriculture, lubricants, plastics for durable and non-durable goods, including electronics, industrial rubber, and home pool and spa chemical markets.

Our principal products and services offered are described below.

Plastic Additives

We are a global leader in supplying a broad line of additives to the plastics industry.  Our plastic additives allow our customers to achieve stability, flexibility, durability, and fire prevention in their formulated polymer systems.  Our products contribute to improved customer manufacturing productivity and superior end-use product performance.  We believe the functionality and relatively small component cost of many of our additives give them a very high value-in-use. Many of our products are especially developed and formulated in collaboration with customers to meet their specific manufacturing processes and we target applications and customers that have particularly demanding end-use performance requirements.  Our products are sold to formulators, compounders and fabricators of vinyl, olefins and styrenics and are ultimately used in the transportation, packaging, construction, durable and non-durable goods, and telecom industries.  The Plastic Additives segment had net sales of $1,604.1 million for 2006 compared with $1,156.6 million for 2005 and $856.5 million for 2004.  The increase in 2006 net sales is primarily due to the inclusion of a full year of sales from the Great Lakes polymer stabilizers and flame retardants businesses as compared with six months of such sales in 2005, and no such sales in 2004.

Plastic Additives are sold through a specialized sales force, including technical service professionals who address customer inquiries and issues.  The technical service professionals generally have degrees in chemistry and/or chemical engineering and are knowledgeable in specific product application fields.  The sales and technical service professionals identify and focus on customers’ growth opportunities, working not only with the customers’ headquarters staff, but also with their research and development and manufacturing personnel on a worldwide basis.

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

Net sales of non-flame retardant plastic additives during 2006, 2005 and 2004 were 27.6%, 30.2% and 37.5% of the Company’s net sales, respectively.

Flame Retardant Plastic Additives

Our flame retardant business holds a leading global position with a comprehensive offering of bromine, phosphorus and antimony-based flame retardants.  With increasing regulatory and performance demands, the use of these products continues to grow in electrical components, construction materials, automotive and furniture / furnishing applications.  We are back integrated to a primary source of bromine and have a well developed business in supplying other types of brominated performance products to a variety of industries including agricultural, fine chemicals, pharma, electronics and oil well drilling.   On December 18, 2006, the Company entered into several long-term supply and purchase agreements with TETRA Technologies, Inc., primarily to sell bromine to TETRA on an exclusive basis over a 23 year period and to purchase sodium chloride over a period of 20 years.

Net sales of flame retardants during 2006 were 15.5% of the Company’s net sales.  The flame retardants business was acquired as a result of the Merger in July of 2005.

Polymers

The Polymers reporting segment had net sales of $492.0 million for 2006, $517.5 million for 2005 and $469.5 million for 2004, relating to two operating segments: EPDM and urethanes.

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

Consistent with the Company’s strategy to divest non-core businesses in order to focus its resources on core businesses, the Company signed an asset purchase agreement on February 3, 2007 for the sale of its EPDM business to an affiliate of Lion Chemical Capital, LLC.  The transaction is expected to close in the first half of 2007.  The EPDM business had sales of $174.2 million in 2006.

Net sales of EPDM during 2006, 2005 and 2004 were 4.7%, 6.8% and 7.6% of the Company’s total net sales, respectively.

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

Adiprene®/Vibrathane® urethane prepolymers are sold directly by a dedicated sales force in the United States, Canada and Australia and through direct sales distributorships in Europe, Latin America and the Far East.  Customers are serviced worldwide by a dedicated technical staff whose support is a critical component of the product offering.  We believe the relatively low capital requirements of this business provide us with the ability to operate very cost effectively. Our development capabilities allow us to differentiate ourselves in these markets by tailoring our products to the specialized needs of each customer application, which sets us apart from our competitors.

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

Baxenden Chemicals Limited, our 53.5% owned consolidated subsidiary, is engaged in the manufacture and marketing of isocyanate derivatives, polyester polyols and specialty polymer systems used in a wide range of applications.  The major markets served by Baxenden are transportation, construction, surface coatings, leather and textile finishing.  Baxenden is focused on specialty polymer and resin chemistry and novel curing mechanisms for such polymers.  The core technology is urethane and acrylic chemistry and also includes novel polyesters and esterification processes.

Net sales of urethanes during 2006, 2005 and 2004 were 8.5%, 10.5% and 13.0% of the Company’s net sales, respectively.

Specialty Additives

The Specialty Additives reporting segment, which had net sales of $555.6 million for 2006, $561.1 million for 2005 and $458.7 million for 2004, has two operating segments:  petroleum additives and rubber chemicals.

Petroleum Additives

We are a global manufacturer and marketer of high-performance additive components used in transport and industrial lubricant applications. We are the global leader for alkylated diphenylamines antioxidants (ADPAs), which are marketed as Naugalubes® and used predominately in motor oils.  These additives play a critical role in meeting rising regulatory standards for engine performance.  The component product line also includes overbased and neutral calcium sulfonates used in motor oils and marine lubricants. These sulfonates, marketed as Hybase® and Lobase®, are oil-soluble surfactants whose properties include detergency and corrosion protection to help lubricants keep car, truck, and ship engines clean with minimal wear.  Additionally, we manufacture barium and sodium sulfonates, which provide corrosion protection and emulsification in metalworking fluids and antioxidants, which are widely used by our customers in engine oils, gear oils, industrial oils and greases.

We provide a variety of other highly specialized, high value products.  Foremost, our high-viscosity polyalphaolefins (PAOs), marketed as Synton®, are used in the production of synthetic lubricants for automotive, aviation, and industrial applications.  We are also the world’s leader in high performing calcium sulfonate specialty greases and phosphate ester based fluids and additives for power generation fluids and anti-wear.

Net sales of petroleum additives during 2006, 2005 and 2004 were 9.5%, 10.2% and 10.2% of the Company’s total net sales, respectively.

Rubber Chemicals

Our rubber chemicals business includes approximately 85 products for use in processing rubber. These products include accelerators, antioxidants, antiozonants, chemical foaming agents, and specialty waxes. Accelerators are used for curing natural and synthetic rubber, have a wide range of activation temperatures and curing ranges, and use forms that give our customers the flexibility to make many different products. Antiozonants protect rubber compounds from flex cracking and ozone, oxygen and heat degradation.  Antioxidants provide rubber compounds with protection against oxygen, light, and heat.  Foaming agents produce gas by thermal decomposition or via a chemical reaction with other components of a polymer system and are mixed with rubber to produce sponge rubber products. Waxes inhibit static atmospheric ozone cracking in rubber.

We are a global supplier of rubber chemicals, and we believe our customers value our ability to provide high quality, consistent products world-wide to complement their international expansion. Tire manufacturers accounted for approximately 70% of our rubber additives sales in 2006, with the balance consisting of manufacturers of industrial rubber goods, including hoses, belting, sponges, and a wide variety of other engineered rubber products.

On February 3, 2007, the Company signed an asset purchase agreement to sell its EPDM business and all rubber chemicals businesses associated with products produced at our Geismar, Louisiana facility as well as Flexzone antiozonants produced worldwide to an affiliate of Lion Chemical Capital, LLC.  The transaction is expected to close in the first half of 2007 and is subject to certain conditions, including regulatory approvals, financing and a financial audit.

Net sales of rubber chemicals during 2006, 2005 and 2004 were 5.5%, 8.5%, and 9.8% of the Company’s total net sales, respectively.

Crop Protection

The Crop Protection segment had net sales for 2006 of $360.1 million compared to $353.6 million for 2005 and $320.6 million for 2004.  Increased sales in 2006 included 8.1% of gains primarily related to the Merger and other acquisitions.  Our Crop Protection business focuses on specific niches in five major product lines: fungicides, miticides and other insecticides, growth regulants, herbicides and fumigants. We have primarily developed our products for use on high-value cash crops, such as tree and vine fruits, ornamentals, nuts and turf, and secondarily for commodity crops, such as soybeans and corn. Our dedicated sales force works with growers and distributors to coordinate the use of our products throughout a crop’s growth cycle and to address selective regional, climate, and growth challenges. Crop Protection products typically are sold pursuant to contracts with extended payment terms in Latin America and Europe.  Customary, extended payment periods, which are tied to particular crop growing cycles, make our Crop Protection business susceptible to losses from receivables during economic downturns and may adversely affect our operating results and our cash flows.  We expand our presence in worldwide niche markets by developing new crop protection products and obtaining registrations for new uses and geographies, where demand for our products and services has potential for growth. We develop and sell our own products, and we also sell and register products manufactured by others on a licensed basis.

Our seed treatments are used to coat seeds in order to protect the seed during germination and initial growth phases. Seed treatment is an environmentally attractive form of crop protection, involving localized use of agricultural chemicals at much lower use rates than other agrichemical treatments.  We anticipate growth in seed treatment resulting from the expanded use of higher value genetically modified seed.  On March 24, 2006, the Company acquired the Trace Chemicals business from Bayer CropScience LP.  Trace Chemicals is a leader in farmer-applied seed treatments in markets serving the United States.  The acquisition will serve to enhance the Company’s offerings in the Crop Protection business.  The cash paid for this acquisition was $6.7 million and the assets acquired included inventory, property, plant and equipment and intangible assets.

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

Our Crop Protection business benefits from nearly 50 years of experience in the field, along with product registrations in more than 90 countries. Our experience with registering products is a valuable asset, as registration is a significant barrier to entry, particularly in developed countries. Registration of products is a complex process in which we have developed proficiency over time. The breadth of our distribution network and the depth of our experience enable us to focus on profitable market niches that are less sensitive to competitive pricing pressures than broad commodity segments of the market.

The Crop Protection business sells its products in North America through a distribution network consisting of more than 100 distributors and by selling directly to end use customers. Internationally, the Crop Protection businesses’ direct sales force services over 1,400 distributors, dealers, cooperatives, seed companies and large growers.

Part of our expertise in bromine-based material is the production and distribution of methyl bromide, a fumigant used to improve crop yields, and protect grain in storage from pest infestation.  Such materials are regularly used to treat food processing plants, breweries, warehouses and grain elevators, as well as rail cars, truck trailers and intermodal containers.  While the use of methyl bromide has been restricted by regulations, it continues to play an important role in protecting the food chain.  Where safe and effective alternatives are not available, our products continue to be employed at cargo ports where agricultural commodities need to be treated quickly and comprehensively to prevent transmission of infestation across international borders and as a preplant treatment to control weeds, diseases, insects and nematodes in high value food crops leading to increased yields and higher fresh produce quality.

Net sales of Crop Protection during 2006, 2005 and 2004 were 9.7%, 11.8% and 14.0% of the Company’s total net sales, respectively.

Consumer Products

The Consumer Products reporting segment includes two principal product lines (pool and spa and household cleaners), which were acquired from Great Lakes as a result of the Merger.  Net sales of the Consumer Products business in 2006 were $565.7 million and $261.3 million in 2005, representing six months of ownership following the Merger.

Our pool and spa product line produces and distributes sanitizers, algicides, biocides, oxidizers, pH balancers, mineral balancers and other specialty chemicals and accessories.  Our primary channels of distribution are pool and spa dealers, wholesale distributors, and mass-market retailers.  We believe that we hold the leading position in the North American pool and spa chemical business and we plan to strengthen our position by expanding our dealer channels and our presence with leading mass market retailers.

Through Great Lakes’ acquisition of Lime-O-Sol and A & M Cleaning Products in 2003, the Consumer Products business entered the specialty and multi-purpose cleaners business with “The Works” brand of non-abrasive bathroom cleaners, glass and surface cleaners, toilet bowl cleaners, drain openers and rust and calcium removers, as well as the “Greased Lightning” family of multipurpose cleaners.  Our primary channels of distribution are to major national retailers in the do-it-yourself, hardware, mass market, club and discount sectors.

Net sales of Consumer Products during 2006 and 2005 were 15.2% and 8.7% of the Company’s total net sales, respectively.

Other

The Other reporting segment, with net sales for 2006, 2005 and 2004 of $145.1 million, $136.6 million and $180.0 million, respectively, consists of four operating segments:  Optical Monomers, Industrial Water Additives, and Fluorine Chemicals, which were acquired from Great Lakes as a result of the Merger, and Polymer Processing Equipment.

Optical Monomers produces specialized monomers used in eyewear and for such applications as protection sheets for welding masks, safety shields, photographic filters and lab equipment.

Industrial Water Additives are used in the desalination processes and include antiscalents, corrosion inhibitors, dispersants, antifoams and superior bromine-based non-oxidizing and oxidizing microbiological control products.   The IWA business was divested in the second quarter of 2006.  The Company continues to manufacture and sell these products to the purchaser of this business under supply agreements.

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

In August 2006, the Company received notification that a significant customer of the Fluorine business was not going to renew their contract after December 31, 2006.  As a result of the projected loss of this customer’s revenue from future cash flow projections, the Company reviewed the recoverability of the long-lived assets and goodwill of the Fluorine business.  Based on this review the Company recorded impairment charges of $51.9 million related to goodwill and $22.7 million related to other long-lived assets, principally intangibles and property, plant and equipment.

Polymer Processing Equipment business was a global leader in the manufacture of integrated polymer processing equipment.  Effective in April 2005, the Company contributed its Polymer Processing Equipment business to Hamilton Robinson, LLC to form a venture that was accounted for as an equity investment.  On October 30, 2006, the Company sold its majority interest in the Davis Standard LLC venture to Hamilton Robinson LLC, for approximately $60.4 million in cash, plus an additional $8.4 million that is payable upon finalizing certain post-closing determinations.

Sources of Raw Materials

Hydrocarbon-based and inorganic chemicals constitute most of the raw materials required to manufacture our products.  These materials are generally available from a number of sources, some of which are foreign.  We use significant amounts of ethylene, propylene, benzene, chlorine, caustic, tin, soybean oil, and tallow in many of our chemical manufacturing processes. Large increases in the cost of such key raw materials, as well as natural gas which powers some key production facilities, particularly for sustained periods of time, could adversely affect our operating margins if we are not able to pass the higher costs on to our customers through higher selling prices. While temporary shortages of raw materials we use may occur occasionally, key raw materials are generally available.  However, their continuing availability and price are subject to domestic and world market and political conditions and regulations.  Major requirements for key raw materials are typically purchased pursuant to multi-year contracts.  We are not dependent on any one supplier for a significant amount of our raw material requirements, except for one hydrocarbon supplier which provides us with approximately 10% to 15% of our requirements for diverse raw materials sourced from the supplier’s multiple manufacturing and processing locations.  However, we have alternative sources of supply for substantially all of the raw materials sourced from this hydrocarbon supplier.

We hold a 50% unconsolidated interest in Rubicon Inc. (“Rubicon”), a manufacturing joint venture with Huntsman Corporation, located in Geismar, Louisiana, which supplies both Huntsman and us with aniline, and us with diphenylamine (“DPA”).  We believe that our aniline and DPA needs in the foreseeable future will be met by production from Rubicon.

Seasonal Business

With the exception of the Crop Protection business and the pool and spa product line in our Consumer Products segment, no material portion of any segment of our business is significantly seasonal.  Our crop business is seasonal in nature and corresponds to agricultural cycles.  Sales are weakest in the fourth quarter.  In 2007, the Company expects that some sales that in prior years would have been booked in the first quarter will instead occur in the second and third quarters owing to changing buying patterns in the industry. Similarly, the largest portion (80%) of our pool chemicals business serves the U.S. recreational water market and generally accelerates in the first half of any calendar year and declines thereafter.

Customers

No one customer’s business accounts for more than ten percent of our consolidated net sales.

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

We face significant competition in many of the markets in which we operate as a result of the trends toward global expansion and consolidation by competitors.  Some of our existing competitors are larger than we are and may have more resources and better access to capital markets for continued expansion or new product development than we do.  Some of our competitors also have a greater product range or better distribution capability than we do for specific products or geographical areas.

Research and Development

Our research and development expenditures totaled $65.5 million in 2006, $51.8 million in 2005 and $47.9 million in 2004.  Higher spending in 2006 was primarily due to the inclusion of a full year of activity from the Great Lakes businesses as compared with only six-months of spending included in 2005.  Research and development works with each business within the Company to help bring safe and effective new products to market in a timely manner while also maintaining existing product registrations required by regulatory agencies around the world.

Intellectual Property and Licenses

We have approximately 4,000 United States and foreign patents and pending applications and have trademark protection for approximately 1,000 product names.  Patents, trade names, trademarks, know-how, trade secrets, formulae, and manufacturing techniques assist in maintaining the competitive position of certain of our products.  Patents, formulae, and know-how are of particular importance in the manufacture of a number of specialty chemicals manufactured and sold by us.  We are licensed to use certain patents and technologies owned by other companies, including some foreign companies, to manufacture products complementary to our own products, for which we pay royalties in amounts not considered material to our consolidated financial results.  Products to which we have such rights include certain crop protection chemicals.

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

Environmental Health and Safety Regulation.  We believe that our business, operations and facilities have been and are being operated in substantial compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations.  The ongoing operations of chemical manufacturing plants, however, entail risks in these areas and there can be no assurance that material costs or liabilities will not be incurred.  In addition, future developments, such as increasingly strict requirements of environmental and health and safety laws and regulations and enforcement policies thereunder, could bring into question the handling, manufacture, use, emission or disposal of substances or pollutants at facilities owned, used or controlled by us or our manufacture, use or disposal of certain products or wastes and could involve potentially significant expenditures.  To meet changing permitting and regulatory standards, we may be required to make significant site or operational modifications, potentially involving substantial expenditures and reduction or suspension of certain operations.  We incurred $32.0 million of costs for capital projects and $70.8 million for operating and maintenance costs related to environmental health and safety programs at our facilities during 2006.  In 2007, we expect to incur approximately $32.6 million of costs for capital projects and $70.0 million for operating and maintenance costs related to environmental health and safety programs at our facilities.  During 2006, we paid $25 million to clean up previously utilized waste disposal sites and to remediate current and past facilities.  We expect to spend approximately $30 million during 2007 to clean up such waste disposal sites and to remediate current and former facilities.

Pesticide Regulation.  Our Crop Protection business is subject to regulation under various federal, state, and foreign laws and regulations relating to the manufacture, sale and use of pesticide products.

In August 1996, Congress enacted the Food Quality Protection Act of 1996 (“FQPA”), which made significant changes to the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), governing U.S. sale and use of pesticide products, and the Federal Food, Drug, and Cosmetic Act (“FFDCA”), which limits pesticide residues on food.  FQPA facilitated registrations and re-registrations of pesticides for special (so called “minor”) uses under FIFRA and authorized collection of maintenance fees to support pesticide re-registrations. Coordination of regulations implementing FIFRA and FFDCA is now required.  Food safety provisions of FQPA establish a single standard of safety for pesticide residue on raw and processed foods; require that information be provided through large food retail stores to consumers about the health risks of pesticide residues and how to avoid them; preempt state and local food safety laws if they are based on concentrations of pesticide residues below recently established federal residue limits (called “tolerances”); and ensure that tolerances protect the health of infants and children.

FFDCA, as amended by FQPA, authorizes the Environmental Protection Agency (“EPA”) to set a tolerance for a pesticide in or on food at a level which poses “a reasonable certainty of no harm” to consumers.  The EPA is required to review all tolerances for all pesticide products.  Some of our products have successfully completed review, others are currently under review and other products will be reviewed under this standard in the future.

The European Commission (“EC”) has established procedures whereby all existing active ingredient pesticides will be reviewed.  This EC regulation became effective in 1993 and will result in a review of all commercial products.  The initial round of reviews covered ninety products, four of which are our products.  Evaluation was successful for three of the products, support for the fourth product was withdrawn by the company for commercial reasons.  The remainder of our products will be reviewed in future years with the process expected to be completed by the end of 2008.  The process may lead to full registration in member states of the EC or may lead to some restrictions or cancellation of registrations if it is determined that a product poses an unacceptable risk.

In December 2006, the European Union signed the Registration, Evaluation and Authorization of Chemicals (REACH) legislation.  This legislation will require chemical manufacturers and importers in the European Union to prove the safety of their products.  The effective date of the legislation is June 1, 2007 and it will require all covered substances to be pre-registered within 18 months of the effective date.  There are other provisions of the legislation that phase in over a 3 year period.  The Company does not anticipate any impact to its financial position or results of operations in 2007; however, the impact of this legislation in 2008 and beyond is unknown at this time.  It is possible that REACH may affect our ability to sell and manufacture some products.

Geographic Information

The information with respect to sales and property, plant and equipment attributable to each of our major geographic areas served for each of our last three fiscal years is set forth in Note 23 — Business Segment Data in the Notes to Consolidated Financial Statements.

We consider that the risks relating to operations of our foreign subsidiaries are comparable to those of other U.S. companies which operate subsidiaries in developed countries.  These risks include risks of political change, change in tax regulations, change in business climate, economic changes and foreign currency volatility.

Available Information

Our internet website address is www.chemtura.com.  We make available free of charge on or through our internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).

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

ITEM 1A.  RISK FACTORS

The factors described below represent the principal risks that could materially adversely affect our financial condition, results of operations and cash flows.  Except as otherwise indicated, these factors may or may not occur and we cannot predict the likelihood of any such factor occurring.  Other risk factors may exist that we do not consider significant based on information that is currently available.  In addition, new risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our financial performance.

A decline in general economic conditions and other external factors may adversely impact our results of operations.

External factors, including general economic conditions, international events and circumstances, competitor actions and governmental regulation are beyond our control and can cause fluctuations in demand and volatility in the price of raw materials and other costs that can intensify the impact of economic cycles on our operations.  We produce a broad range of products that are used as additives and components in other products in a wide variety of end-use markets.  As a result, our products may be negatively impacted by supply and demand instability in other industries and the effects of that instability on supply chain participants.  Economic and political conditions in countries in which we operate may also adversely impact our operations.  These same risks may also impact the financial markets and may negatively affect our access to capital.  While these external factors may adversely affect our businesses, we believe that the breadth of our product offering lessens our dependence on any one market and that our worldwide presence further reduces our exposure to economic conditions or political instability in any one country or region.

Significant competition may force us to reduce prices, which may adversely impact our results of operations.

We face significant competition in many of the markets in which we operate as a result of the trend toward global expansion and consolidation by competitors.  Some of our existing competitors are larger than we are and may have more resources and better access to capital markets to facilitate continued expansion or new product development.  Some of our competitors also have greater product range or better distribution capability than we do for specific products or geographic regions.  Price competition also exists in some of the markets in which we participate where customers are sensitive to changes in price.  Additionally, other factors such as industry overcapacity and lower cost structures have the effect of putting downward pressure on prices.  We expect that we will continue to face new competitive challenges as well as additional risks inherent in international operations in developing regions.  We also expect to face increased competition from the further use and introduction of generic and alternative products by our competitors.  This increased competition could cause us to reduce our prices and take other steps to compete effectively, which could negatively affect our results of operations and cash flows.  In addition, even if we were to raise prices, the reactions of our competitors and customers to such price increases could cause us to reevaluate and possibly reverse such price increases or risk a loss in sales volumes.

The cyclicality of the chemicals industry may cause significant fluctuations in our operating results and cash flows.

Our historical operating results reflect the cyclical and volatile nature of the supply and demand balance of the chemicals industry.  The chemicals industry has experienced alternating periods of inadequate capacity and tight supply, allowing prices and profit margins to increase, followed by periods when substantial capacity is added, resulting in oversupply, over-capacity and corresponding declining utilization rates, causing declining prices and profit margins.  The cyclicality of the markets in which we operate may result in volatile operating results and cash flow over the business cycle.  Future growth in product demand may not be sufficient to utilize current or future capacity.  Excess industry capacity may continue to depress our volumes and margins on some products.  As a result of excess industry capacity, rising energy costs and rising raw materials costs, operating results may be volatile.

Any disruption in the availability or price of the raw materials or energy utilized for our products may have a material adverse effect on our operating results.

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

Sales volumes for our Crop Protection business, as with all agricultural products, are subject to the sector’s dependency on weather, disease, and pest infestation conditions.  Adverse conditions in a particular region could materially adversely affect our Crop Protection business.  Demand for crop protection products is also influenced by the agricultural policies of governments and regulatory authorities particularly in developing countries in regions where we do business, such as in Asia and Latin America.  Changes in governmental policies or product registration requirements could have an adverse impact on our ability to market and sell our products.  Also, Crop Protection products typically are sold pursuant to contracts with extended payment terms in Latin America and Europe.  Customary, extended payment periods, which are tied to particular crop growing cycles, make our Crop Protection business susceptible to losses from receivables during economic downturns and may adversely affect our operating results and our cash flows.

Our pool and spa products in the Consumer Products business are primarily used in swimming pools and hot tubs.  Demand for these products is influenced by a variety of factors including seasonal weather patterns.  An adverse change in weather patterns during pool season could adversely affect the demand for and profitability of our pool and spa products.

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

We are also involved in several significant lawsuits and claims relating to environmental matters.  In addition, we are routinely subject to other civil claims, litigation and arbitration, and regulatory investigations, arising in the ordinary course of our present businesses as well as with respect to our divested businesses.  Some of these claims and lawsuits relate to product liability claims, including claims related to current products and asbestos related claims concerning the premises and historic products of our corporate affiliates and predecessors.  We also could become subject to additional claims in the future.  An adverse outcome of one or more of these claims could have a material adverse effect on our business, results of operations or cash flows.

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

We are dependent, in large part, on the economies of the countries in which we manufacture and market our products.  Of our 2006 net sales, 53% were to customers in the U.S. and Canada, 27% to Europe and Africa, 15% to Asia/Pacific and 5% to Latin America.  Our net property, plant and equipment at December 31, 2006 was located 64% in the U.S. and Canada, 31% in Europe and Africa, 4% in Asia/Pacific and 1% in Latin America.  The economies of countries in these areas are in different stages of socioeconomic development.  Consequently, we are exposed to risks from changes in foreign currency exchange rates, interest rates, inflation, governmental spending, social instability and other political, economic or social developments that may materially affect, positively or negatively, our results of operations or cash flows.  We may also face difficulties managing and administering an internationally dispersed business.  In particular, the management of our personnel across several countries can present logistical and managerial challenges.  Additionally, international operations present challenges related to operating under different business cultures and languages; we may have to comply with unexpected changes in foreign laws and regulatory requirements which could negatively impact our operations and ability to manage our global financial resources; export controls or other regulatory restrictions could prevent us from shipping our products into and from some markets; we may not be able to adequately protect our trademarks and other intellectual property overseas due to uncertainty of laws and enforcement in a number of countries relating to the protection of intellectual property rights; and changes in tax regulation and international tax treaties could significantly reduce the financial performance of our foreign operations or the magnitude of their contributions to our overall financial performance.

The inability to register our products in member states of the European Union, under the REACH legislation, may lead to some restrictions or cancellation of registrations, which could impact our ability to manufacture and sell certain products.

In December 2006, the European Union signed the Registration, Evaluation and Authorization of Chemicals (REACH) legislation.  This legislation will require chemical manufacturers and importers in the European Union to prove the safety of their products.  The effective date of the legislation is June 1, 2007 and it will require all covered substances to be pre-registered within 18 months of the effective date.  There are other provisions of the legislation that phase in over a 3 year period.  The Company does not anticipate any impact to its financial position or results of operations in 2007; however, the impact of this legislation in 2008 and beyond is unknown at this time.  It is possible that REACH may affect our ability to sell and manufacture some products.

Our results of operations are subject to exchange rate and other currency risks.  A significant movement in exchange rates could adversely impact our results of operations.

Significant portions of our businesses are conducted in currencies other than the U.S. dollar.  This means that foreign currency exchange rates affect our operating results.  The following table shows the impact of foreign currency exchange rates on our pre-tax loss from continuing operations and net sales for 2006, 2005 and 2004:

	Year Ended December 31
(In millions)	2006	2005	2004
Pre-tax loss from continuing operations	$(117.4)	$(119.7)	$(91.7)
Impact of favorable (unfavorable) foreign currency translation on pre-tax earnings (loss) from continuing operations	$(4.0)	$6.2	$(2.8)
Net sales	$3,722.7	$2,986.6	$2,285.2
Impact of favorable foreign currency translation on net sales	$5.0	$20.4	$54.7

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

We have unfunded and underfunded pension plans and post-retirement health care plans, which if changes to the funded status occur could adversely impact our results of operations or cash flows.

We have unfunded obligations under our domestic tax-qualified defined benefit pension plans, totaling approximately $46.8 million on a projected benefit obligation basis as of December 31, 2006.  A significant decline in the value of the plan investments in the future or unfavorable changes in laws or regulations that govern pension plan funding could materially change the timing and amount of required pension funding.  We also sponsor foreign and non-qualified pension plans under which there are substantial unfunded liabilities, totaling approximately $246.3 million on a projected benefit obligation basis as of December 31, 2006.  In addition, we sponsor post-retirement health care plans under which there are substantial unfunded liabilities, totaling approximately $161.0 million on a projected benefit obligation basis as of December 31, 2006.  Mandatory funding contributions with respect to our tax-qualified pension plans and potential unfunded benefit liability claims could have a material adverse effect on our financial condition, results of operations or cash flow.

Changes in our sales strategy may impact our results of operations and our ability to service our customers.

We recently began to utilize third-party distributors for sales and service to some customers that purchase small annual quantities of our products.  We believe that this action will lower our costs associated with serving smaller customers, thus enhancing profitability and reducing our investment in inventory.  However, it is possible that changing our sales strategy with respect to these customers could result in the loss of volume to some customers or some disruption in selling and in inventory management during the transition.

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

Production facilities are subject to operating risks that may adversely affect our financial condition or results of operations.

We are dependent on the continued operation of our production facilities.  Such production facilities are subject to hazards associated with the manufacturing, handling, storage, and transportation of chemical materials and products, including pipeline leaks and ruptures, explosions, fires, inclement weather and natural disasters, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, remediation complications, chemical spills, discharges or releases of toxic or hazardous gases, storage tank leaks, and other environmental risks.  These hazards can cause personal injury and loss of life, severe damage to, or destruction of, property and equipment and environmental damage, fines, and liabilities and could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our business depends upon many proprietary technologies, including patents and licenses.  Our competitive position could be adversely affected if we fail to protect our patents or other intellectual property rights, or if we become subject to claims that we are infringing upon the rights of others.

We have over 4,000 United States and foreign patents and pending applications and have trademark protection for approximately 1,000 product names.  Patents, trademarks, trade secrets in the nature of know-how, formulations, and manufacturing techniques assist us in maintaining the competitive position of certain of our products.  Our intellectual property is of particular importance to a number of specialty chemicals we manufacture and sell.  We are licensed to use certain patents and technology owned by other companies, including some foreign companies, to manufacture products complementary to our own products, for which we pay royalties in amounts not considered material, in the aggregate, to our consolidated results.  Our trademarks or the patents we own or license may be challenged, and as a result of such challenges we could lose our exclusive rights to our proprietary technologies, which would adversely affect our competitive position and our results of operations.

We also rely on unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain our competitive position.  While it is our policy to enter into confidentiality agreements with our employees and third parties to restrict the use and disclosure of our trade secrets and proprietary know-how, those confidentiality agreements may be breached.  In addition, adequate remedies may not be available in the event of an unauthorized use or disclosure of such trade secrets and know-how, and others could obtain knowledge of such trade secrets through independent development or other access by legal means.  The failure of our patents, trademarks or confidentiality agreements to protect our processes, apparatuses, technology, trade secrets, or proprietary know-how could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Our patents may not provide full protection against competing manufacturers outside of the United States, the European Union countries, and certain other developed countries.  Weaker protection may adversely impact our sales and results of operations.

In some of the countries in which we operate, such as China, the laws protecting patent holders are significantly weaker than in the United States, the European Union, and certain other developed countries.  Weaker protection may help competing manufacturers be or become more competitive in markets where, but for the weaker protection, they might not otherwise be able to introduce competing products for a number of years.  We therefore tend, in these regions, to rely more heavily upon trade secret and know-how protection, as applicable, than we do patents.  In addition, for our crop protection products being sold in China, we rely on regulatory protection of intellectual property provided by regulatory agencies that may not provide us with complete protection against competitors.

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

We continue to integrate the former Great Lakes enterprise-wide information system and certain international systems into our existing SAP system in order to standardize our data and create efficiencies in processing information.  The transition from these systems or the inability to transition to one standard system could adversely affect our business and operations and the timeliness with which we report our internal and external operating results.

Any discord with our venture partners could potentially adversely affect the business and operations of the ventures and in turn the business and operations of the Company.

A portion of our operations is conducted through certain ventures. We share control of these ventures with third parties and in the event that our venture partners do not observe their venture obligations, it is possible that the affected venture would not be able to operate in accordance with its business plans or that we would have to increase our level of commitment to the venture to give effect to those plans.  By making these arrangements with third parties we run the risk of encountering differences of opinion or having difficulty reaching consensus with respect to certain business issues.

An inability to execute our portfolio divestiture plan could adversely affect our financial condition.

The assessment of the current businesses in our portfolio continues to be a multi-year task and we are in discussions regarding potential transactions.  Announcements will be made as agreements become firm.  While we estimate the potential proceeds from these divestitures could be significant, there can be no assurance that any of these transactions can be successfully completed or that we will realize the proceeds or cost savings we anticipate receiving.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The following table sets forth information as to the principal operating properties and other significant properties of the Corporation and its subsidiaries as of February 6, 2007.  All properties are owned in fee except where otherwise indicated:

Location	Facility	Reporting Segment

UNITED STATES
Alabama
Bay Minette	Plant	Plastic Additives

Arkansas
El Dorado	Plant	Plastic Additives, Crop Protection, Other

Connecticut
Bethany	Research Center	Crop Protection
Middlebury	Corporate Offices, Research Center*	Corporate Headquarters
Naugatuck	Research Center	Plastic Additives, Polymers

Georgia
Conyers	Plant	Consumer Products
Lawrenceville	Office, Laboratory*	Consumer Products

Illinois
Mapleton	Plant	Plastic Additives
Pekin	Plant, Warehouse*	Crop Protection

Indiana
Ashley	Plant	Consumer Products
West Lafayette	Office, Laboratory	Plastic Additives, Other

Louisiana
Geismar	Plant	Plastic Additives, Polymers, Specialty Additives, Crop Protection
Taft	Plant	Plastic Additives
Lake Charles	Plant	Consumer Products

Michigan
Adrian	Plant	Consumer Products, Other

New Jersey
East Handover	Plant	Specialty Additives
Fords	Plant	Specialty Additives
Perth Amboy	Plant	Plastic Additives, Polymers

North Carolina
Gastonia	Plant	Plastic Additives, Polymers, Specialty Additives, Crop Protection

Tennessee
Memphis	Plant	Plastic Additives

Texas
Marshall	Plant	Plastic Additives

West Virginia
Morgantown	Plant, Research Center	Plastic Additives, Specialty Additives

INTERNATIONAL
Argentina
Buenos Aires	Office*	Crop Protection

Australia
Adelaide	Office*	Crop Protection
Mulgrave	Office*	Consumer Products
Seven Hills	Office, Laboratory*	Polymers

Belgium
Antwerp	Office*	Plastic Additives, Polymers, Specialty Additives, Other
Herentals	Laboratory*	Plastic Additives

Location	Facility	Reporting Segment

Brazil
Rio Claro	Plant	Plastic Additives, Polymers, Specialty Additives, Crop Protection
Sao Paulo	Office*	Plastic Additives, Polymers, Specialty Additives, Crop Protection

Canada
Elmira	Plant	Specialty Additives, Crop Protection, Plastic Additives, Polymers
Guelph	Research Center	Crop Protection
Oakville	Plant*	Specialty Additives
Scarborough	Plant*	Specialty Additives
West Hill	Plant	Specialty Additives

France
Catenoy	Plant	Plastic Additives
Dardilly	Office*	Consumer Products

Germany
Bergkamen	Plant*, Research Center	Plastic Additives
Lampertheim	Plant, Research Center	Plastic Additives
Waldkraiburg	Plant	Plastic Additives
Planegg	Office*	Consumer Products

Italy
Latina	Plant	Plastic Additives, Polymers, Crop Protection, Specialty Additives
Ravenna	Plant	Plastic Additives, Other
Pedrengo	Plant	Plastic Additives

Mexico
Altamira	Plant	Plastic Additives, Specialty Additives
Reynosa	Plant	Plastic Additives

The Netherlands
Amsterdam	Plant	Crop Protection

Republic of China
Nanjing	Plant	Polymers
Shanghai	Office*	Corporate

Russia
Kazan City	Office*	Crop Protection
Moscow	Office*	Crop Protection

Singapore	Administrative, Sales Office*	Plastic Additives, Polymers, Specialty Additives, Other, Corporate

South Korea
Pyeongtack	Plant**	Plastic Additives

Switzerland
Frauenfeld	Office*	Plastic Additives, Corporate

Taiwan
Kaohsiung	Plant***	Plastic Additives, Specialty Additives

United Kingdom
Accrington	Plant****	Polymers
Droitwich	Plant****	Polymers
Evesham	Research Center	Crop Protection
Langley	Office*	Specialty Additives, Crop Protection
Cheltenham	Plant*	Consumer Products
Trafford Park	Plant	Plastic Additives, Other

*     Facility leased by the Corporation.

**     Facility owned by Asia Stabilizers Co. Ltd., which is 65% owned by the Corporation.

***     Facility owned by Uniroyal Chemical Taiwan Ltd., which is 80% owned by the Corporation.

****     Facility owned by Baxenden Chemicals Limited, which is 53.5% owned by the Corporation.

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

Environmental Liabilities

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts.  For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operations and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes that such costs are estimable.  The total amount accrued for such environmental liabilities at December 31, 2006, was $124.4 million.  The Company estimates the reasonably possible and estimable environmental liability to range from $112 million to $162 million at December 31, 2006.  The Company’s reserves include estimates for determinable clean-up costs.  During 2006, the Company recorded a pre-tax charge of $7.3 million to increase its environmental liabilities and made payments of $25 million for clean-up costs, which reduced its environmental liabilities.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed the Company’s present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations and cash flows. It is reasonably possible that the Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

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

Vertac - Uniroyal Chemical Company, Inc. (“Uniroyal”) (a wholly owned subsidiary of the Company) and its Canadian subsidiary, Uniroyal Chemical Co./Cie (formerly known as Uniroyal Chemical Ltd./Ltee and now known as Chemtura Canada Co./Cie) were joined with others as defendants in consolidated civil actions brought in the United States District Court, Eastern District of Arkansas, Western Division (“Court”) by the United States, the State of Arkansas and Hercules Incorporated (“Hercules”), relating to a Vertac Chemical Company site in Jacksonville, Arkansas.  Uniroyal has been dismissed from the litigation.  However, on May 21, 1997, the Court entered an order finding that Uniroyal Chemical Co./Cie is jointly and severally liable to the United States, and finding that Hercules and Uniroyal Chemical Co./Cie are liable to each other in contribution. On October 23, 1998, the Court entered an order granting the United States’ motion for summary judgment against Uniroyal Chemical Co./Cie and Hercules as to the amount of its claimed removal and remediation costs of $102.9 million at the Vertac site.  Trial on the allocation of these costs as between Uniroyal Chemical Co./Cie and Hercules was concluded on November 6, 1998, and on February 3, 2000, the Court entered an Order finding Uniroyal Chemical Co./Cie liable to the United States for approximately $2.3 million and liable to Hercules in contribution for approximately $0.7 million.  On April 10, 2001, the United States Court of Appeals for the Eighth Circuit (“Appeals Court”) (i) reversed a decision in favor of the United States and against Hercules with regard to the issue of divisibility of harm and remanded the case back to the Court for a trial on the issue; (ii) affirmed the finding of arranger liability against Uniroyal Chemical Co./Cie; and (iii) set aside the findings of contribution between Hercules and Uniroyal Chemical Co./Cie by the Court pending a decision upon remand.  The Appeals Court also deferred ruling on all constitutional issues raised by Hercules and Uniroyal Chemical Co./Cie pending subsequent findings by the Court.  On June 6, 2001, the Appeals Court denied Uniroyal Chemical Co./Cie’s petition for rehearing by the full Appeals Court on the Appeals Court’s finding of arranger liability against Uniroyal Chemical Co./Cie and on December 10, 2001, Uniroyal Chemical Co./Cie’s Petition for a Writ of Certiorari to the United States Supreme Court with regard to the issue of its arranger liability was denied.  On December 12, 2001, the Court concluded hearings pursuant to the April 10, 2001 remand by the Appeals Court and briefing on the issue of divisibility was completed in January 2003.  On March 30, 2005, the Court entered a memorandum opinion and order finding no basis for Hercules’ claim of divisibility of harm for the damages arising from the remediation for which Hercules and Uniroyal Chemical Co./Cie had previously been found jointly and severally liable. The Court also rejected challenges to the constitutionality of the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and its application in this case. Further, the Court affirmed its earlier findings regarding allocation. The net result of the memorandum opinion and order is the allocation of liability upon Uniroyal Chemical Co./Cie of 2.6 percent of the damages imposed jointly and severally upon Uniroyal Chemical Co./Cie and Hercules. This finding returns the parties to the positions held following the Court’s February 3, 2000 order, which resulted in liability upon Uniroyal Chemical Co./Cie to the United States for approximately $2.9 million and liability to Hercules for contribution for approximately $0.7 million.  The Appeals Court affirmed the judgment on July 13, 2006, and later denied petitions for rehearing.  Both Uniroyal Chemical Co,/Cie and Hercules have filed petitions for writs of certiorari in the Supreme Court of the United States.

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

Scarborough - The Ontario Ministry of the Environment has brought an action against Chemtura Co./Cie in connection with a 2004 release of naphtha sulfonic acid at Chemtura Co./Cie’s Scarborough, Ontario, Canada facility.  Although Chemtura Co./Cie is currently contesting liability for this release, potential monetary sanctions could reach $100,000 or more.

Legal Proceedings

Conyers - The Company and certain of its former officers and employees were named as defendants in five putative state class action lawsuits filed in three counties in Georgia and one putative class action lawsuit filed in the United States District Court for the Northern District of Georgia pertaining to the fire at the Company’s Conyers, Georgia warehouse on May 25, 2004.  Of the five putative state class actions, two were voluntarily dismissed by the plaintiffs, leaving three such lawsuits, all of which are now pending in the Superior Court of Rockdale County, Georgia.  These remaining putative state class actions, as well as the putative class action pending in federal district court, seek recovery for economic and non-economic damages allegedly arising from the fire.  Punitive damages are sought in the Davis case in Rockdale County, Georgia and in the Martin case in the United States District Court for the Northern District of Georgia.  The Martin case also seeks a declaratory judgment to reform certain settlements, as well as medical monitoring and injunctive relief.  The Company intends to vigorously defend against these lawsuits.

The Company was also named as a defendant in fifteen lawsuits filed by individual or multi-party plaintiffs in the Georgia and Federal courts pertaining to the May 25, 2004 fire at its Conyers, Georgia warehouse.  Two of these lawsuits have been voluntarily dismissed without prejudice by the plaintiffs, and three have been dismissed with prejudice.  The plaintiffs in the remaining lawsuits seek recovery for economic and non-economic damages, including punitive damages in six of the ten remaining lawsuits.  One of the lawsuits, the Diana Smith case, was filed in the United States District Court for the Northern District of Georgia against the Company, as well as the City of Conyers and Rockdale County, and included allegations similar to those in the other lawsuits noted above, but adding claims for alleged civil rights violations, federal Occupational Safety and Health Administration violations, Georgia Racketeer Influenced and Corrupt Organizations Act violations, criminal negligence, reckless endangerment, false imprisonment, and kidnapping, among other claims.  The federal law claims have been dismissed with prejudice and the state law claims have been dismissed without prejudice. The Court has also dismissed without prejudice the plaintiffs’ claims against the City of Conyers and Rockdale County. The Company intends to vigorously defend against these lawsuits.

On or about January 8, 2007, the Company was named as a defendant in a lawsuit filed by an individual, George J. Collins, in the Superior Court of Gwinnett County, Georgia.  The lawsuit includes allegations pertaining to the May 25, 2004 fire at its Conyers, Georgia warehouse, and seeks recovery for economic and non-economic damages, including punitive damages.  The action has been transferred to the State Court for Gwinnett County, Georgia.  The Company intends to vigorously defend against this lawsuit.

Within one day of the fire, the Company established a claims office to resolve all legitimate economic and personal injury claims in the Rockdale County, Georgia area.  The Company still maintains a claims office in Conyers, and continues to negotiate the settlement of claims whether submitted through the claims office or otherwise. At the time of the fire, the Company maintained, and continues to maintain, property and general liability insurance.  The Company believes that its general liability policies will adequately cover any third party claims and legal and processing fees in excess of the amounts that were recorded through December 31, 2006.

Albemarle Corporation - In May 2002, Albemarle Corporation filed two complaints against the Company in the United States District Court for the Middle District of Louisiana, one alleging that the Company infringed three process patents held by Albemarle Corporation relating to bromine vacuum tower technology, and the other alleging that the Company infringed or contributed to or induced the infringement of a patent relating to the use of decabromodiphenyl ethane as a flame retardant in thermoplastics. On a motion by the Company and over Albemarle’s objection, the cases were consolidated.  In addition, the Company filed a counterclaim with the District Court in the flame retardant cases, alleging, among other things, that the Albemarle patent is invalid or was obtained as a result of inequitable conduct from the United States Patent and Trademark Office. In March 2004, Albemarle amended its consolidated complaint to add additional counts of patent infringement and trade secret violations.  The Company believes that the allegations of Albemarle in the consolidated complaint, as well as the allegations in the additional counts, are without basis, factually or legally, and intends to defend the case vigorously.  On October 25, 2005, Albemarle filed a complaint against Chemtura Corporation and Great Lakes Chemical Corporation in the United States District Court for the Middle District of Louisiana alleging that Chemtura and Great Lakes infringed a recently granted U.S. patent held by Albemarle relating to a decabromodiphenyl ethane “wet cake” intermediate product.  The Company believes that the allegations of the complaint are without basis, factually or legally, and intends to defend the case vigorously.  The parties are currently completing the discovery phase of the cases and, in the first case described above, are preparing for a hearing on claim construction scheduled for the first quarter of 2007.

OSCA — Great Lakes previously held interests in OSCA, Inc., which interests were divested to BJ Services Company in May 2002.  OSCA is a party to certain pending litigation regarding a blowout of a well in the Gulf of Mexico operated by Newfield Exploration Company.  In the lawsuit, the plaintiffs claimed that OSCA and the other defendants breached their contracts to perform work-over operations on the well and were negligent in performing those operations. Pursuant to an indemnification agreement between Great Lakes and BJ Services entered into at the time of the sale of OSCA, Great Lakes agreed to remain responsible for 75% of any uninsured liability and costs in excess of $3 million incurred by OSCA upon settlement or final determination of this pending litigation. In April 2002, a jury found OSCA and the other defendants responsible for those claims and determined OSCA’s share of the damages.  In connection with the lawsuit, OSCA asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident. Following a related trial on these insurance coverage claims, the court issued its final judgments on the underlying liability claims and the insurance coverage claims, entering judgment against OSCA for a net amount of approximately $13.3 million plus interest and finding that such amount was not covered by insurance. The Company and BJ Services appealed certain of the liability and insurance coverage decisions.  In April 2006, the United States Fifth Circuit Court of Appeals affirmed the jury’s verdict on liability against OSCA, but reversed in part the District Court’s decision regarding insurance coverage available to OSCA and remanded the matter to the District Court.  The District Court will now determine what portion of the judgment against OSCA is covered by insurance after applying a policy exclusion that the Fifth Circuit found to be valid and applicable.

Each quarter the Company evaluates and reviews pending claims and litigation to determine appropriate reserve amounts.  As of December 31, 2006, the Company’s accrual for probable loss in the aforementioned legal proceeding cases is immaterial.  In addition, the related receivable to reflect probable insurance recoveries is also immaterial.

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

Antitrust Investigations and Related Matters

Antitrust Investigations

Rubber Chemicals

On May 27, 2004, the Company pled guilty to a one-count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period from July 1995 to December 2001. The U.S. federal court imposed a fine of $50.0 million, payable in six annual installments, without interest, beginning in 2004. In light of the Company’s cooperation with the U.S. Department of Justice (the “DOJ”), the court did not impose any period of corporate probation.  On May 28, 2004, the Company pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Canadian federal court imposed a sentence requiring the Company to pay a fine of CDN $9.0 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid (in U.S. dollars) $2.3 million in 2004, $2.3 million in 2005, and $7.0 million in 2006 in cash, for the U.S. and Canadian fines. Remaining cash payments for the U.S. and Canadian fines are expected to equal (in U.S. dollars) approximately $11.6 million in 2007; $16.2 million in 2008; and $18.5 million in 2009.  At December 31, 2006, the company had reserves of $42.5 million related to these settlements.

The Company and certain of its subsidiaries were previously the subject of a coordinated civil investigation by the European Commission (the “EC”) with respect to the sale and marketing of rubber chemicals.  On December 21, 2005, the Company announced that the EC imposed a fine of Euro 13.6 million (approximately U.S. $16 million) on the Company in connection with the EC’s rubber chemicals investigation.  The amount of the fine reflects the EC’s maximum leniency of a 50 percent reduction in the fine, resulting from the Company’s continual cooperation with the EC throughout its investigation.  In December 2005, the Company recorded a pre-tax charge of $16.1 million for the EC fine, which is included in accrued expenses on the Company’s consolidated balance sheet at December 31, 2005.  The Company paid this fine in April 2006.  At December 31, 2006, there are no remaining EC investigations of the Company with respect to its sale and marketing of rubber chemicals.

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

Impact upon the Company

The Company does not expect the previously described resolution of the rubber chemicals investigations by the United States, Canada and the EC to have a material adverse effect on its cash flows.  However, the resolution of any other possible antitrust violations against the Company and certain of its subsidiaries and the resolution of any civil claims now pending or hereafter asserted against them may have a material adverse effect on the Company’s financial condition, results of operations, cash flows or prospects. No assurances can be given regarding the outcome or timing of these matters.

Civil Lawsuits

Except for those actions indicated as being subject to a settlement agreement, dismissed by the applicable court or as otherwise provided, the actions described below under “U.S. Civil Antitrust Actions” and “Canadian Civil Antitrust Actions” are in various procedural stages of litigation.  Although the actions described below have not had a material adverse impact on the Company, we cannot predict the outcome of any of those actions. The Company will seek cost-effective resolutions of the various pending and threatened legal proceedings against the Company; however, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company has established reserves for all direct and indirect purchaser claims as of December 31, 2006.

The Company reviews its reserves for civil lawsuits on a quarterly basis.  The Company also adjusts its reserves quarterly to reflect its current best estimates.  The Company increased its reserves during 2006 to reflect the increase in actual settlement offers and settlements in the direct and indirect purchaser lawsuits described below.

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

In accordance with its rights under the Global Settlement Agreement, the Company terminated those parts of the settlement covering rubber chemicals and EPDM following the exercise of opt out rights by certain potential members of the applicable classes.  With respect to the EPDM portion of the claims a settlement was reached on January 22, 2007, which settlement is subject to court approval and permits potential class members to opt out of the class.  With respect to the rubber chemical portion of the claims a settlement was reached on October 2, 2006.  Several plaintiffs have opted out of the terms of this settlement which is described below under “Rubber Chemicals.”  The nitrile rubber portion of the Global Settlement Agreement has been approved by the United States District Court for the Western District of Pennsylvania.

ParaTec Elastomers Cross-Claims.  A defendant in the class action lawsuit relating to nitrile rubber, ParaTec Elastomers LLC, a former joint venture in which the Company previously owned a majority interest but now has no interest, asserted cross claims against the Company and its subsidiary Uniroyal in this class action, seeking indemnification for settlements that ParaTec Elastomers LLC has entered into and damages that ParaTec Elastomers LLC has allegedly suffered or may suffer as a result of the Company’s actions, including the Company’s alleged failure to obtain immunity for ParaTec Elastomers with respect to the EC’s investigation of the sale and marketing of nitrile rubber.  The ParaTec Elastomers complaint seeks damages of unspecified amounts, including attorneys’ fees and punitive damages with respect to certain of the alleged causes of action, injunctive relief, pre- and post-judgment interest, costs and disbursements and such other relief as the court deems just and proper.  On August 6, 2004, the Company filed a motion to dismiss the cross claims, or in the alternative to compel arbitration.  On September 29, 2005, the motion to dismiss was granted with respect to the plaintiff’s claims of violation of the Connecticut Unfair Trade Practices Act, breach of contract, fraud and promissory estoppel.  The motion to dismiss was denied with respect to the plaintiff’s claims for contractual indemnification pursuant to the ParaTec Elastomers LLC Agreement, breach of fiduciary duty and breach of covenant of good faith and fair dealing.  In addition, the court denied the Company’s motion to compel arbitration.  The Company has appealed the denial of its motion to compel arbitration. The Company’s appeal was successful and on November 30, 2006 the court granted the Company’s motion to compel arbitration.  The Company believes these claims are without merit, as they relate to conduct occurring exclusively after ParaTec Elastomers was sold.

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

Rubber Chemicals. The Company has entered into a settlement agreement in the direct federal rubber chemical cases previously subject to the Global Settlement Agreement.  The Company has also entered into a settlement agreement with respect to a direct federal purchaser lawsuit filed in the United States District Court, Middle District of Tennessee and subsequently transferred to the United States District Court, Northern District of California.

In October 2006, the $51.0 million was paid into an escrow account and recorded as a deposit included in other current assets on the Company’s consolidated balance sheet at December 31, 2006.  The $51.0 million settlement was paid to the claimant in the first quarter of 2007.  In anticipation of this settlement, $36.7 million was added to already existing rubber chemicals reserves in 2006.  This agreement, when combined with settlements with other entities, means that Chemtura has now resolved over 95 percent of its exposure for United States direct purchaser rubber chemicals claims.

The remaining direct federal lawsuit was filed on June 29, 2006, in the United States District Court, Middle District of Tennessee by Bridgestone Americas Holding, Inc, Bridgestone Firestone North American Tire, LLC, Bandag, Incorporated, and Pirelli Tire, LLC with respect to purchases of rubber chemicals from one or both of the defendants.  This action was transferred to the United States District Court, Northern District of California.  The Company has entered into a settlement agreement resolving the claims with respect to this lawsuit, except for those claims related to Bandag, Incorporated.

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

EPDM. With respect to EPDM, the Company has entered into settlement agreements with respect to the consolidated EPDM direct purchaser lawsuit previously subject to the Global Settlement Agreement as described above, and a second direct purchaser lawsuit previously pending in the United States District Court, District of Connecticut.  The remaining two pending direct federal purchaser lawsuits are multi-product lawsuits and are described separately under the heading “Multi-Product Lawsuits” below.

The Company and certain of its subsidiaries also remain defendants in twelve pending indirect putative class action lawsuits for alleged violations of state law with respect to EPDM filed in state courts in California, Florida, Iowa, Kansas, Nebraska, New Mexico, New York, North Carolina, Pennsylvania and Vermont between April 2004 and February 2005.  Four of these lawsuits are multi-product lawsuits and are described under the heading “Multi-Product Lawsuits” below.  The Company has entered into a settlement agreement resolving claims with respect to one lawsuit filed in California.  The Company’s motion to dismiss was granted with respect to a lawsuit previously pending in Florida.

Nitrile Rubber. With respect to nitrile rubber, the Company, Uniroyal and other companies are defendants in two multi-product direct purchaser lawsuits involving nitrile rubber, which are described separately below.  The Company and certain of its subsidiaries also remain defendants in four pending indirect putative class action multi-product lawsuits for alleged violations of state law filed in state courts in California, Florida, New York and Pennsylvania.  These lawsuits are described under the heading “Multi-Product Lawsuits” below.  The Company has entered into a settlement agreement which is intended to resolve claims with respect to three indirect putative class action lawsuits previously pending in Nebraska, Tennessee and Vermont.

Plastics Additives. With respect to plastic additives, the Company has entered into a settlement agreement which is intended to resolve claims with respect to one federal indirect purchaser lawsuit filed in the United States District Court, Eastern District of Pennsylvania in August 2005, and one pending indirect putative class action lawsuit for alleged violations of state law filed in state court in Nebraska in February 2005.  The Company has also settled claims with respect to one pending indirect putative class action lawsuit for alleged violations of state law filed in the California state court in May 2004.

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

At December 31, 2006, the Company had a remaining reserve of $102.5 million included in accrued expenses on its consolidated balance sheets relating to the remaining U.S. direct and indirect purchaser lawsuits, the federal securities class action lawsuit described under “Federal Securities Class Action” below and the shareholder derivative lawsuit described under “Shareholder Derivative Lawsuit” below.  These reserves cover all direct and indirect purchaser antitrust claims in the rubber, EPDM, plastic additives, urethanes and nitrile rubber civil cases.  The Company periodically reviews its accruals as additional information becomes available, and may adjust its accruals based on later occurring events.

Canadian Civil Antitrust Actions

EPDM. The Company and the plaintiffs in three previously disclosed Canadian class action lawsuits relating to EPDM have entered into a settlement agreement, dated as of September 19, 2005 (the “EPDM Settlement Agreement”), that is intended to resolve, with respect to the Company and its defendant subsidiaries, the three lawsuits filed in Canada.

The EPDM Settlement Agreement required that the Company pay CDN $4.5 million (approximately U.S. $3.9 million) to the class claimants in Canada covering all direct and indirect purchasers of EPDM during the class period of January 1, 1997 to December 31, 2001 in exchange for the final dismissal with prejudice of the lawsuit as to the Company and its subsidiary defendants and a complete release of all claims against the Company and its subsidiary defendants set forth in the lawsuits.  This settlement amount was paid in the fourth quarter of 2005. The EPDM Settlement Agreement, which has been approved by the applicable courts, permitted potential class members to opt out of the class and the Company to recover a portion of the settlement funds with respect to those potential class members that chose to opt out of the settlement. The opt-out period expired on March 6, 2006 and one class member opted out.  In April of 2006, the Company recovered CDN $0.3 million (approximately U.S. $0.3 million) in previously paid settlement funds related to this opt-out.

Rubber Chemicals. The Company has entered into a settlement agreement, dated as of December 1, 2005 (the “Rubber Chemicals Settlement Agreement”), that is intended to resolve, with respect to the Company and its defendant subsidiaries, four Canadian class action lawsuits.

The Rubber Chemicals Settlement Agreement proposes the certification of the lawsuits as class actions for purposes of the settlement and provides that the Company pay CDN $7.2 million (approximately U.S. $6.4 million) to the class claimants in Canada covering all persons who purchased rubber chemicals products in Canada during the class period of July 1, 1995 to December 31, 2001, in exchange for the final dismissal with prejudice of the lawsuits as to the Company and its defendant subsidiaries and a complete release of all claims against the Company and its defendant subsidiaries set forth in the lawsuits. The Rubber Chemicals Settlement Agreement has been approved by the applicable courts.  The opt out period expired on or about September 18, 2006.  In December 2006, the Company recovered CDN $2.9 million (approximately U.S. $2.6) of settlement funds that were related to four potential class members that chose to, or were deemed to, opt out of the settlement.  Additionally in December 2006, the Company made a final payment of CDN $4.3 million (approximately U.S. $3.8 million) to settle this matter.

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

At December 31, 2006, the Company had no remaining reserves relating to the direct and indirect purchaser lawsuits for Canadian matters.

The reserve activity for antitrust related litigation is summarized as follows:

Governmental Reserves:

(In thousands)	U.S. DOJ Fines	Canada Federal Fines	Total U.S and Canada Fines	European Commission
Balance December 31, 2004	$40,226	$5,985	$46,211	$—
2005 Antitrust costs, excluding legal fees	—	—	—	16,051
Payments	(2,000)	(286)	(2,286)	—
Accretion - Interest	2,419	357	2,776	—
Foreign currency translation	—	94	94	—
Balance December 31, 2005	40,645	6,150	46,795	16,051
2006 Antitrust costs, excluding legal fees	—	72	72	—
Payments	(6,000)	(961)	(6,961)	(16,548)
Accretion - Interest	2,184	352	2,536	—
Foreign currency translation	—	62	62	497
Balance December 31, 2006	$36,829	$5,675	$42,504	$—

Civil Reserves:

(In thousands)	U.S. Civil and Securities Matters	Canada Civil Matters	Total Civil Matters
Balance December 31, 2004	$93,113	$—	$93,113
2005 Antitrust costs, excluding legal fees	9,335	10,036	19,371
Payments	(53,358)	(3,845)	(57,203)
Accretion - Interest	2,321	—	2,321
Foreign currency translation	—	(37)	(37)
Balance December 31, 2005	51,411	6,154	57,565
2006 Antitrust costs, excluding legal fees	81,065	(2,578)	78,487
Payments	(30,000)	(3,792)	(33,792)
Foreign currency translation	—	216	216
Balance December 31, 2006	$102,476	$—	$102,476

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

Other

The Company is routinely subject to other civil claims, litigation and arbitration, and regulatory investigations, arising in the ordinary course of its present business as well as in respect of its divested businesses. Some of these claims and litigations relate to product liability claims, including claims related to the Company’s current products and asbestos-related claims concerning premises and historic products of its corporate affiliates and predecessors. The Company believes that it has strong defenses to these claims. These claims have not had a material impact on the Company to date and the Company believes the likelihood that a future material adverse outcome will result from these claims is remote. However, the Company cannot be certain that an adverse outcome of one or more of these claims would not have a material adverse effect on its financial condition, results of operations, or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Corporation are as follows:

Robert L. Wood, age 52, has served as President and Chief Executive Officer of the Company since January 2004 and Chairman since April 2004.  Previously, Mr. Wood served for 27 years with The Dow Chemical Company in a variety of executive capacities, most recently as business group President for Thermosets and Dow Automotive.

Karen R. Osar, age 57, has served as Executive Vice President and Chief Financial Officer since 2004.  Previously, Ms. Osar served as Senior Vice President and Chief Financial Officer of MeadWestvaco Corporation and of Westvaco Corporation, and as Treasurer of Tenneco, Inc.  Ms. Osar also spent 19 years in banking at J. P. Morgan and Company.  On December 14, 2006, Ms. Osar announced her intention to retire on or about March 31, 2007.

Kevin V. Mahoney, age 52, has served as Senior Vice President and Corporate Controller since October 2006.  Previously, Mr. Mahoney spent 18 years with American Express Company, where he most recently was Senior Vice President of Corporate Reporting, responsible for financial reporting globally.

Gregory E. McDaniel, age 55, has served as Executive Vice President, Strategy, New Business Development and Technology since 2006 and as Senior Vice President, Strategy & New Business Development from 2004 to 2006.  Previously, Mr. McDaniel served for 28 years with The Dow Chemical Company in a variety of executive capacities, most recently as Vice President and Director of New Business Development and Mergers and Acquisitions within the Polyurethane and Thermosets groups.

Marcus Meadows-Smith, age 45, has served as Executive Vice President, Plastic Additives and Crop Protection since 2006; Executive Vice President, Crop Protection and Consumer Products from 2005 to 2006; and Business Director, Crop Protection, Europe, the Middle East and Africa, from 2000 to 2004.

Lynn A. Schefsky, age 58, has served as Senior Vice President and General Counsel since 2004.  Previously, Mr. Schefsky served for 19 years with The Dow Chemical Company in a variety of legal positions, most recently as Global Managing Counsel for Thermosets and Dow Automotive.

Barry J.  Shainman, age 63, has served as Vice President since 2005, Secretary since 2000, and Assistant General Counsel since 1999.

Eric C. Wisnefsky, age 36, has served as Vice President and Treasurer since 2006; and served as Vice President, Corporate Finance and Treasurer from 2004 to 2006; and Director of Financial Planning and Analysis from 2002 to 2004.  Mr. Wisnefsky served as Manager, Financial Planning and Analysis from 2000 to 2002, and as Manager of External Reporting from 1998 to 2000.

Gary P. Yeaw, age 49, has served as Executive Vice President, Human Resources and Communications since 2006 and as Senior Vice President, Human Resources from 2005 to 2006.  Previously, Mr. Yeaw spent four years at American Standard Companies where he served as a Vice President, Human Resources and three years at Honeywell International in Human Resources-related positions.

The term of office of each of the above-named executive officers lasts until the first meeting of the Board of Directors following the next annual meeting of stockholders and until the election and qualification of his or her successor.

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

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the range of market prices for Chemtura Corporation’s common stock on the New York Stock Exchange and the amount of dividends per share by quarter during the past two years:

	2006
	First	Second	Third	Fourth
Dividends per common share	$0.05	0.05	0.05	0.05
Market price per common share:
High	$13.53	12.43	9.40	9.79
Low	$10.15	8.43	7.75	8.00

	2005
	First	Second	Third	Fourth
Dividends per common share	$0.05	0.05	0.05	0.05
Market price per common share:
High	$16.24	16.03	17.95	13.03
Low	$10.41	12.61	11.00	9.89

The number of registered holders of common stock of the Company on February 6, 2007 was 5,744.

Performance Graph

The following graph compares the cumulative total return on the common stock of the Company for the last five fiscal years with the returns on the Standard & Poor’s 500 Stock Index and the Chemicals (Specialty)—500 Index, assuming the investment of $100 in the Company’s common stock, the S&P 500 Index and the Chemicals (Specialty)—500 Index on December 31, 2001, and the reinvestment of all dividends.

COMPARISON OF FIVE-YEAR

CUMULATIVE TOTAL RETURN AMONG CHEMTURA CORPORATION,

S&P 500 AND S&P 500 SPECIALTY CHEMICALS

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
CHEMTURA CORPORATION	$100.0	$67.6	$84.4	$142.7	$155.9	$120.6
S&P 500	$100.0	$77.9	$100.2	$111.1	$116.6	$135.0
S&P 500 SPECIALTY CHEMICALS	$100.0	$112.6	$134.2	$154.7	$160.8	$197.2

The above graph assumes an initial investment of $100 on December 31, 2001.  Total return includes reinvestments of dividends.

The Chemicals (Specialty)-500 Index companies are as follows:  Ecolab Inc., Great Lakes Chemical Corporation, International Flavors & Fragrances Inc., Rohm & Haas Company and Sigma-Aldrich Corporation.  Information for Great Lakes Chemical Corporation is included through 2004, as Great Lakes merged with the Company in July 2005.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data for the Company for each of its last five fiscal years follows:

	(In millions of dollars, except per share data)	2006 (a)	2005 (a)	2004	2003	2002
	Summary of Operations
	Net sales	$3,722.7	2,986.6	2,285.2	1,941.8	1,861.4
	Gross profit (b)	$908.5	783.5	525.3	461.4	527.8
	Selling, general and administrative (b)	$394.7	333.1	273.2	262.8	275.9
	Depreciation and amortization	$214.2	157.8	118.2	107.8	103.2
	Research and development	$65.5	51.8	47.9	49.7	52.7
	Facility closures, severance and related costs	$5.5	22.7	62.8	17.0	18.0
	Antitrust costs	$89.5	49.1	113.7	77.7	6.3
	Merger costs (d)	$17.0	45.2	—	—	—
	In-process research and development (d)	$—	73.3	—	—	—
	(Gain) loss on sale of businesses, net (b)	$12.3	(3.2)	(1.3)	(3.6)	35.2
	Income related to sale of Gustafson joint venture (b)	$(1.5)	—	(93.4)	—	—
	Impairment of long-lived assets (c)	$80.3	—	—	—	—
	Equity income	$(4.4)	(1.8)	(14.1)	(13.2)	(7.9)
	Operating profit (loss)	$35.6	55.4	18.3	(36.9)	44.5
	Interest expense	$102.5	107.7	78.4	89.7	101.7
	Loss on early extinguishment of debt	$44.0	55.1	20.1	24.7	—
	Other expense, net (b)	$6.4	12.2	11.6	1.7	3.7
	Loss from continuing operations before income
	taxes and cumulative effect of accounting change	$(117.4)	(119.7)	(91.7)	(152.9)	(61.0)
	Income tax provision (benefit)	$135.6	65.2	(49.8)	(35.3)	(21.4)
	Loss from continuing operations before
	cumulative effect of accounting change	$(253.0)	(184.9)	(42.0)	(117.6)	(39.7)
	Earnings from discontinued operations	$—	2.6	5.2	25.3	55.1
	Gain (loss) on sale of discontinued operations	$47.5	(3.9)	2.1	111.7	—
	Cumulative effect of accounting change (e)	$—	(0.5)	—	(0.4)	(299.0)
	Net earnings (loss)	$(205.5)	(186.6)	(34.6)	19.0	(283.6)

	Per Share Statistics
	Basic and Diluted
	Loss from continuing operations before
	cumulative effect of accounting change	$(1.05)	(1.04)	(0.37)	(1.05)	(0.35)
	Earnings from discontinued operations	$—	0.01	0.05	0.23	0.48
	Gain (loss) on sale of discontinued operations	$0.20	(0.02)	0.02	0.99	—
	Cumulative effect of accounting change	$—	—	—	—	(2.63)
	Net earnings (loss)	$(0.85)	(1.05)	(0.30)	0.17	(2.50)
	Dividends	$0.20	0.20	0.20	0.20	0.20
	Book value	$6.97	7.40	2.84	2.64	1.76
Common stock trading range:	High	$13.53	17.95	11.80	7.75	13.00
	Low	$7.75	9.89	5.02	3.63	5.44
	Average shares outstanding (in thousands)-Basic	240,486	178,404	114,736	112,531	113,568
	Average shares outstanding (in thousands)-Diluted	240,486	178,404	114,736	112,531	113,568

	Financial Position
	Working capital	$497.8	565.9	338.4	163.8	418.6
	Current ratio	1.6	1.6	1.5	1.2	1.6
	Total assets	$4,399.4	4,986.0	2,678.7	2,529.2	2,840.8
	Total debt, including short-term borrowings	$1,111.5	1,369.8	866.5	814.7	1,256.8
	Stockholders’ equity (f)	$1,678.9	1,775.4	329.0	302.7	199.9
	Total capital employed	$2,790.4	3,145.2	1,195.5	1,117.4	1,456.7
	Debt to total capital %	39.8	43.6	72.5	72.9	86.3

(In millions of dollars, except for number of employees)	2006	2005	2004	2003	2002
Other Statistics
Net cash provided by (used in) operations	$250.8	(79.2)	36.3	(14.8)	201.8
Capital spending from continuing operations	$128.0	102.0	60.0	76.6	79.3
Depreciation from continuing operations	$172.3	129.5	101.3	94.5	92.8
Amortization from continuing operations	$41.8	28.3	16.9	13.3	10.4
Number of employees at end of year	6,187	6,578	4,773	5,521	6,777

(a)                Due to the inclusion of the operating results of Great Lakes subsequent to the Merger on July 1, 2005, the 2006 and 2005 results are not directly comparable to the results of all prior periods.

(b)               The Company reclassified certain amounts relating to operations from other expense, net to cost of products sold and selling, general and administrative expense for all periods presented.  Additionally, gains and losses from the sale of businesses and income related to the sale of the Company’s 50% interest in the Gustafson joint venture have been reclassified from other expense, net and reflected as a component of operating profit for all periods presented.  (Gain) loss on sale of businesses, net includes primarily a $12.4 million loss on the sale of the IWA business in 2006, a $3.2 million gain on the reversal of a reserve related to the 2001 sale of the Industrial Colors business in 2005, a $3.6 million gain on the reversal of a reserve related to the 2002 sale of the Industrial Specialties business in 2003 and a loss of $34.7 million on the sale of the industrial specialties business unit in 2002.

(c)                The 2006 charge includes a $51.9 million impairment of the Fluorine business as a result of the Company’s annual impairment review, a $22.7 million impairment of non-current assets of the Fluorine business due to a loss of a significant customer and a $5.6 million impairment due to the write-down of assets retained subsequent to the sale of the IWA business.

(d)               Merger costs are non-capitalizable costs associated with the merger of the Company and Great Lakes.  The write-off of $73.3 million of in-process research and development is also the direct result of the Merger.

(e)                2005 results include a cumulative effect of accounting change of $0.5 million, related to the implementation of Financial Accounting Standards Board (FASB) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations;” 2003 results include a cumulative effect of accounting change of $0.4 million, related to the implementation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations;” and 2002 results include a cumulative effect of accounting change of $299 million, or $2.63 per common share, related to the implementation of FASB Statement No. 142, “Goodwill and Other Intangible Assets.”

(f)                  The Company adopted the provisions of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements,” (SAB 108) in the quarter ended December 31, 2006.  As a result of adopting SAB 108 and electing to use the one-time transitional adjustment, the Company made an adjustment to the opening balance of retained earnings for $12.2 million ($4.4 million net of tax).

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Description of Business

The Company is among the largest publicly traded specialty chemical companies in the United States and is dedicated to delivering innovative, market-focused specialty chemical solutions and consumer products.  The Company is headquartered in Middlebury, Connecticut, and operates in a wide variety of end-use markets, including automotive, transportation, construction, packaging, agriculture, lubricants, plastics for durable and non-durable goods including electronics, industrial rubber and home pool and spa chemicals. Most of our chemical products are sold to industrial manufacturing customers for use as additives, ingredients, or intermediates that add value to their end products.  Our pool and spa chemicals are sold to dealers, distributors and major retailers.  We are a market leader in many of our key product lines.  We manufacture and sell more than 3,500 products and formulations in more than 100 countries.

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

Other major factors affecting the Company’s financial performance include industry capacity, customer demand, raw material and energy costs and selling prices. Selling prices are influenced by global demand and supply factors.  The Company’s strategy is to pursue selling prices that reflect the value of our products and to pass on higher costs for raw material and energy so as to preserve our profit margins. Our target is to achieve a 15% average operating profit margin across our business portfolio.

Annual sales for 2006 increased $736.1 million or 25%, of which $856 million was the result of acquisitions, primarily from the merger. The Company was successful in increasing selling prices most notably in its petroleum additives and flame retardants product lines but was required to offer price concessions to regain market share in the non-flame plastic additives business ending the year with a net increase related to prices of $62.8 million.  This was more than offset by a $108.3 million reduction in sales volume primarily in the rubber chemicals, consumer products and EPDM product lines  These volume reductions were primarily due to aggressive competition from China, a slow down in the lubricant market, market erosion due to technological change and less than expected sales from new product launches and target customers.

The non-flame retardant plastic additives product line, included within the Plastic Additives segment, showed volume improvement in 2006 compared with the the same period in 2005.  However, volumes did not improve to the level expected due to market share losses, which resulted from the selling price increases implemented in 2005.  As noted above, price concessions were required to regain market share.  Although the Company saw a return in volume, the products sold as compared to the prior year had lower overall gross profit margins, which negatively impacted operating profit.  The Company will continue to focus on rebuilding the profitability of these products during 2007.

Profits for the flame retardant plastic additives product line, included within the Plastic Additives segment, improved significantly during 2006, as increases in selling prices more than offset declines in volume.  Flame retardant products continue to benefit from selling price increases that the Company implemented to recover cost increases experienced in the prior year.  Volume declines were primarily the result of a decrease in the domestic polyurethane foam market.  The flame retardant product line also benefited from $5.6 million of savings derived from manufacturing cost initiatives.

The Polymers segment was less profitable compared with the prior year, primarily due to weak demand in the roofing and automotive markets.  Selling price increases were insufficient to offset lower plant utilization and higher raw material and energy costs.

Sales from the Specialty Additives segment were one percent lower compared with the prior year.  The rubber chemicals business saw a 17.8% drop in volume resulting from Thiazole and Sulfenamides volumes losses due to aggressive competition from China and Flexzone volume losses due to price erosion and increased competition.

The Company’s petroleum additive products experienced continued improvement in selling prices as compared with the prior year, which more than offset volume losses that were the result of a decrease in demand related to slower automotive production.

Crop Protection sales were up 1.8% compared with the prior year.  Volume decreased 4.1% in 2006 from 2005 due primarily to competition in the miticides business and drought conditions in Australia.  Sales were also unfavorably impacted by price erosion due to economic weakness in Brazil, the influx of generic products and increased competition.  The lower volumes and selling prices were offset by the acquisition of Trace Chemicals in the first half of 2006 and a full year of the fumigants business as a result of the Merger.

Sales for Consumer Products increased $304.4 million from the prior year, of which $318.0 million was the result of acquisitions, primarily from the merger.  The Company was able to implement selling price increases at several of its significant customers but this was more than offset by volume losses due to less than expected sales from new product launches and existing target customers.

The Company has undertaken various cost reduction initiatives over the past several years and continues to aggressively pursue cost reductions.

To assess cost reduction opportunities the Company is working to improve the profitability of the non-flame retardant plastic additives business.  A new management team was formed in late 2006 and has placed an increased focus on specific areas for improvement.  The focus includes a review of the business’s global manufacturing footprint, revisions to distribution sites and channels and opportunities for new product offerings.  The Company is anticipating a gradual recovery in that business beginning in late 2007.

The Company is assessing opportunities on a global basis for cost reductions to realize the goal of achieving selling, general and administrative and research and development expenditures that are 10% of total sales, as well as other cost improvement initiatives to move the Company’s gross margins closer to the goal of 30%.

Strategic Initiatives

The Company’s strategy is to strengthen its business portfolio and continue to reduce operating costs.  To achieve these goals, the Company is focusing its resources on its core businesses by divesting non-core businesses and assets, and acquiring businesses and assets that will enhance its business portfolio.  In addition, the Company is investigating strategic cost savings initiatives that could result in cost reductions at some manufacturing facilities.

As a result of these planned divestitures and strategic cost saving initiatives, the Company has accelerated the depreciation and the recognition of the asset retirement obligations related to certain assets at several of its global facilities for which it is probable that there will be a change in the estimated useful lives of those assets. In addition, the Company has estimated that it will incur severance and related costs due to employee reductions.  As a result of these initiatives, the Company recorded pre-tax charges for accelerated depreciation of $17.8 million, accretion of asset retirement obligations of $8.8 million, and severance and related costs of $6.0 million in operating profit on its consolidated statement of operations for the year ended December 31, 2006.  These costs represent the estimated costs based on the facts and circumstances that existed as of December 31, 2006.  As divestiture agreements and cost savings plans are formalized, such costs will be revised as necessary to reflect final plans.

Significant Transactions and Events

During the year ended December 31, 2006 and through the date of this filing, the following significant transactions occurred:

•                  On February 3, 2007, the Company signed an asset purchase agreement to sell its EPDM business and portions of its Rubber Chemical business to an affiliate of Lion Chemical Capital, LLC.  The transaction is expected to close in the first half of 2007 and is subject to certain conditions, including regulatory approvals, financing and a financial audit.

•                  On January 31, 2007, the Company announced that it had completed the acquisition of the stock of Kaufman Holdings Corporation (“Kaufman”) in an all-cash transaction. The Kaufman acquisition complements the Company’s existing Petroleum Additives segment in that it offers related products in key customer areas, providing the opportunity to strengthen alliances with major suppliers and may offer potential distribution synergies.

•                  On December 18, 2006, the Company entered into several long-term supply and purchase agreements with TETRA Technologies, Inc. primarily to sell bromine to TETRA on an exclusive basis over a 23 year period and to purchase sodium chloride over a period of 20 years.

•                  On October 30, 2006, the Company sold its majority interest in the Davis Standard LLC venture to its partner, Hamilton Robinson LLC for approximately $60.4 million in cash, plus an additional $8.4 million that is payable upon finalizing certain post-closing determinations.

•                  On October 18, 2006, the Company announced that it had rescinded those parts of a Global Settlement Agreement covering Rubber Chemicals and EPDM that were intended to resolve direct purchaser class action lawsuits pending in United States district courts.  On January 22, 2007, the Company entered into an agreement with class council in the federal EPDM case where it agreed to pay $21 million to resolve the federal class action litigation.  The Company’s existing reserves as of December 31, 2006 were sufficient to cover this liability.  This settlement is subject to court approval.

•                  During the third quarter of 2006, the Company recognized the cumulative additional earn-out proceeds received related to the sale of its OrganoSilicones business to General Electric Company in 2003 of $45.9 million, net of taxes, as a gain on the sale of discontinued operations in the consolidated statement of operations.

•                  During the third quarter of 2006, the Company completed its annual impairment testing of goodwill as required under Statement of Financial Accounting Standards (“Statement”) No. 142, “Goodwill and Other Intangible Assets” “Statement 142”.  The results of this analysis required the Company to reduce goodwill by $51.9 million related to the Fluorine business.

•                  Contemporaneous with the loss of revenue in the Fluorine business, the Company was required to test the recoverability of long-lived assets under Statement No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” “Statement 144”.  The Company incurred a charge of $22.7 million related to this impairment.

•                  During 2006, the Company recorded an increase to goodwill of $35.5 million to adjust current and deferred tax assets for tax periods prior to the Merger for the impact of an examination by the Internal Revenue Service and the filing of the corporation’s pre-merger income tax return, as well as a refund of pre-merger related income taxes received during the third quarter.

•                  In July 2006, the Company completed the redemption of the remaining $158.9 million of the Company’s outstanding 9.875% Senior Notes due 2012 (“2012 Notes”), which was funded through borrowings under the Company’s Credit Facility, uncommitted working capital facilities and available cash.  The purchase price to tender the 2012 Notes was $1,123.87 per $1,000 in principal amount.  The premium and other costs associated with the redemption were $24.4 million and were recorded as a loss on early extinguishment of debt in the third quarter of 2006.

•                  On May 24, 2006, the Company completed a tender offer to repurchase the remaining $164.8 million of its outstanding Senior Floating Rate Notes due 2010 (“2010 Notes”).  The purchase price to tender the 2010 Notes was $1,095.83 per $1,000 in principal amount.  As a result of the tender, the Company recorded a loss on early extinguishment of debt of $19.6 million during the second quarter of 2006.  The loss includes a premium of $15.8 million and the write-off of unamortized deferred costs of $3.7 million.

•                  On May 12, 2006, the Company sold its Industrial Water Additives (“IWA”) business to BWA Water Additives (“BWA”) for adjusted cash proceeds of $74.8 million.  A loss of $12.4 million has been included in (gain) loss on sale of businesses, net on the consolidated statements of operations.  No facilities or manufacturing assets were included in this transaction and Chemtura will continue to manufacture and sell products to BWA pursuant to supply agreements entered into in connection with the sale of the IWA business. These assets were reviewed for recoverability under the requirements of Statement 144, and a charge of $5.6 million related to the impairment of the fully-dedicated manufacturing assets retained was recorded in operating profit.  Contemporaneous with the sale, the Company entered into an exclusive distribution agreement with BWA related to the Liquibrom product line, which was previously included within the IWA business unit but which the Company retained subsequent to the IWA sale.

•                  On April 19, 2006, the Company and certain of its consolidated subsidiaries entered into an underwriting agreement with several financial institutions for the sale by the Company of $500 million aggregate principal amount of 6.875% Senior Notes due 2016 (“2016 Notes”). The offering closed on April 24, 2006 and the Company received net proceeds from the offering of $492.3 million after expenses. The proceeds were utilized to repay the outstanding balance on the Company’s revolving credit facility of $364 million, the outstanding balance on uncommitted lines of credit of $50 million and to reduce receivables sold under the domestic receivable securitization programs of $60 million, with the remaining proceeds used for general corporate purposes.

•                  On March 24, 2006, the Company acquired the Trace Chemicals business from Bayer CropScience LP for net cash of $6.7 million.  Trace Chemicals is a leader in farmer-applied seed treatments in markets serving the United States.  The acquisition has enhanced the Company’s offerings in the Crop Protection business.

ANTITRUST INVESTIGATIONS AND RELATED MATTERS

The Company is party to various governmental and civil antitrust proceedings.  For information on these proceedings (including information on reserves created by the Company with respect to these proceedings), see Note 21 — Legal Matters in the Notes to Consolidated Financial Statements, and Item 3 “Legal Proceedings” under Part I of this document.

LIQUIDITY AND CAPITAL RESOURCES

Refinancing

In July 2006, the Company completed the redemption of the remaining $158.9 million of the Company’s outstanding 2012 Notes, which was funded through the Company’s revolving Credit Facility, uncommitted working capital facilities and available cash.  The purchase price to tender the 2012 Notes was $1,123.87 per $1,000 principal amount.  As a result of the tender, the Company recorded a pre-tax loss on early extinguishment of debt of $24.4 million during 2006.  The loss includes a premium of $19.7 million and the write-off of unamortized deferred costs of $3.8 million.

On May 24, 2006, the Company completed a tender offer to repurchase the remaining $164.8 million of its outstanding 2010 Notes.  The purchase price to tender the 2010 Notes was $1,095.83 per $1,000 principal amount.  As a result of the tender, the Company recorded a loss on early extinguishment of debt of $19.6 million during 2006.  The loss includes the premium of $15.8 million and the write-off of unamortized deferred costs of $3.7 million.

On April 19, 2006, the Company and certain of its consolidated subsidiaries entered into an underwriting agreement with several financial institutions for the sale by the Company of $500 million aggregate principal amount of the 2016 Notes. The offering was made under the Company’s shelf registration statement on Form S-3 filed with the Securities and Exchange Commission on April 19, 2006 and by a prospectus supplement dated April 19, 2006. The underwriters purchased the 2016 Notes from the Company at 98.452% (a 6.95% effective rate) of their principal amount, plus accrued interest from April 24, 2006. The offering closed on April 24, 2006 and the Company received net proceeds from the offering of $492.3 million after expenses. The proceeds were utilized to repay the outstanding balance on the Company’s revolving credit facility of $364 million, the outstanding balance on uncommitted lines of credit of $50 million and to reduce receivables sold under the domestic receivable securitization programs of $60 million, with the remaining proceeds used for general corporate purposes.

Acquisition

On March 24, 2006, the Company acquired the Trace Chemicals business from Bayer CropScience LP.  Trace Chemicals is a leader in farmer-applied seed treatments in markets serving the United States.  The acquisition enhanced the Company’s offerings in the Crop Protection business.  The net cash paid for this acquisition was $6.7 million.

Divestitures

On February 5, 2007, the Company signed an asset purchase agreement to sell its EPDM business and portions of its Rubber Chemical business to an affiliate of Lion Chemical Capital, LLC.  The transaction is expected to close in the first half of 2007 and is subject to certain conditions, including regulatory approvals, financing and a financial audit.

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

On May 12, 2006, the Company sold its IWA business to BWA for $85 million, exclusive of a $10.2 million adjustment for retained accounts receivable and payable, receiving adjusted proceeds of $74.8 million.  Contemporaneously with the sale, the Company entered into supply agreements for manufactured product with BWA.  The Company accrued $2.3 million related to anticipated losses associated with these supply agreements.  Effective with the sale, the Company recorded an impairment charge of $5.6 million related to the fully dedicated retained manufacturing assets of the IWA business, to properly reflect the fair value of the assets retained.  The Company recorded a pre-tax loss on the sale of $12.4 million during the second quarter of 2006.  The Company does not anticipate that the absence of the IWA business will have a significant impact on its cash flows from operations or its capital resources.

The Company will continue to use the proceeds from these transactions for further debt reductions and to invest in its core specialty chemical businesses.

Cash Flows from Operations

Net cash provided by operations was $250.8 million in 2006 compared to $79.2 million of net cash used in operations in 2005.   Changes in key working capital accounts are summarized below:

Favorable (unfavorable) (In millions)	2006	2005	Change
Accounts receivable	$23.5	$73.4	$(49.9)
Accounts receivable — securitization	194.3	(104.8)	299.1
Inventories	18.4	32.6	(14.2)
Accounts payable	(33.5)	(60.3)	26.8

The 2006 decrease in accounts receivable was primarily the result of increased securitization of receivables as compared with the decrease of $104.8 million in 2005. Improved collections and divestitures were also a factor.  The increase in securitization is mainly due to the expansion of the domestic and international securitization programs in 2006 to include Great Lakes accounts receivables. Inventory decreased $18.4 million in 2006 primarily due to planned reductions through lower volume production and write-offs of obsolete inventory.  Accounts payable decreased by $33.5 million in 2006 primarily as a result of lower purchases, timing of vendor payments and additional utilization of early payment discounts offered by vendors.

In addition, during 2006, the Company’s pension and post-retirement healthcare liabilities decreased by $68.3 million as compared to a decrease of $49.8 million in 2005. The 2006 decrease includes a discretionary contribution of $44.0 million, which includes $40.0 million for domestic plans and $4.0 million for the U.K. plan.  Also during 2006, the Company made a deposit of $51.0 million into an escrow account related to the rubber chemicals class action antitrust settlement offer.

Net cash provided by operations in 2006 was also affected by various charges and preexisting reserves.  A summary of these items and the net impact on cash flows provided by (used in) operations is as follows:

(In millions)	Net Change per Consolidated Cash Flow Statement	2006 Expense	2006 Cash Payments
Merger costs	$(16.3)	$17.0	$(33.3)
Antitrust settlement costs	$12.7	$70.0	$(57.3)
Facility closure, severance and related costs	$(7.3)	$5.5	$(12.8)
Interest expense	$(1.1)	$102.5	$(103.6)
Environmental liabilities	$(17.7)	$7.3	$(25.0)
Management incentive plans	$(9.8)	$0.3	$(10.1)
Income taxes	$67.5	$135.6	$(68.1)

Net cash provided by operations in 2006 also reflects the impact of certain non-cash charges, including $214.2 million of depreciation and amortization, an impairment charge related to goodwill of $51.9 million, a $5.6 million asset impairment charge related to the retained assets of the IWA business that was sold in May 2006 and a $22.7 million pre-tax non-cash asset impairment charge related to certain tangible and intangible assets of the Fluorine business. Cash used in operations in 2006 also includes a loss on early extinguishment of debt of $44.0 million, a loss on sale of businesses, net of $12.3 million, a gain on sale of discontinued operations of $47.5 million and a gain on sale of an equity interest in a venture of $5.7 million, for which offsetting payments or receipts of cash are reflected in net cash provided by investing activities and cash used in financing activities.

Cash Flows from Investing and Financing Activities

Net cash provided by investing activities was $51.1 million for 2006, which includes proceeds from the sale of the IWA business of $74.8 million, proceeds from sale of the Company’s investment in Davis-Standard LLC of $60.4 million, earn-out proceeds from the sale of the OrganoSilicones business of $54.4 million and proceeds from the sale of the former Great Lakes office building in West Lafayette, Indiana of $6.5 million. These proceeds were partially offset by $128.0 million of capital expenditures, $8.5 million of merger transaction costs paid and $6.7 million of net cash paid for the acquisition of Trace Chemicals.

Capital expenditures for 2006 amounted to $128.0 million as compared with $104.4 million for 2005.  The increase is primarily due to the inclusion of the Great Lakes businesses for a full year.  Expenditures were primarily for the maintenance of domestic and foreign facilities and environmental and other compliance requirements.

Net cash used in financing activities was $354.7 million for 2006, which included payments on the credit facility of  $414.1 million, payments on long-term borrowings of $323.7 million related to the retirement of the Company’s 2010 Notes and 2012 Notes, payments on short-term borrowings of $16.1 million, dividend payments of $48.1 million, premiums paid of $35.7 million for the early extinguishment of the 2010 Notes and 2012 Notes, payment for debt issuance costs of $5.8 million related to issuance of the Company’s 2016 Notes, and the repayment of a loan borrowed against the cash surrender value of life insurance policies of $9.9 million.  These payments were partially offset by proceeds from long-term borrowings of $497.3 million related to the 2016 Notes issued in April 2006 and proceeds from the exercise of stock options of $3.4 million.

Contractual Obligations and Other Cash Requirement
The Company has obligations to make future cash payments under contracts and commitments, including long-term debt agreements, lease obligations, environmental liabilities, antitrust settlements, post-retirement health care liabilities, facility closures, severance and related cost liabilities, and other long-term liabilities.

The following table summarizes the Company’s significant contractual obligations and other cash requirements as of December 31, 2006:

(In millions)		Payments Due by Period
								2012 and
Contractual Obligations*		Total	2007	2008	2009	2010	2011	Thereafter
Total debt (including capital leases)	(a)	$1,122.3	$48.1	$3.0	$402.3	$0.8	$0.3	$667.8
Operating leases	(b)	131.8	26.1	20.0	15.5	11.2	7.6	51.4
Contractual antitrust settlements	(c)	67.8	33.1	16.2	18.5	—	—	—
Facility closures, severance
and related cost liabilities	(d)	18.8	9.1	5.8	3.9	—	—	—
Capital expenditures	(e)	12.0	12.0	—	—	—	—	—
Interest payments	(f)	623.0	75.3	73.8	73.6	45.4	45.4	309.5
Unconditional purchase obligations	(g)	87.9	8.0	3.6	2.3	5.7	5.5	62.8
Subtotal - Contractual Obligations		2,063.6	211.7	122.4	516.1	63.1	58.8	1,091.5
Environmental liabilities	(h)	137.4	29.9	29.0	15.8	16.2	11.5	35.0
Other antitrust settlements	(i)	21.8	21.8	—	—	—	—	—
Post-retirement health care liabilities	(j)	170.2	16.2	14.0	13.3	12.6	11.9	102.2
Other long-term liabilities (excluding pension liabilities)	(k)	35.4	1.9	8.4	2.3	2.6	2.7	17.5
Total cash requirements		$2,428.4	$281.5	$173.8	$547.5	$94.5	$84.9	$1,246.2

* Additional information is provided in the Debt, Leases, Contingencies, Antitrust Investigations and Related Matters, Pension and Other Post-Retirement Benefit Plans and Facility Closures, Severance and Related Costs in the Notes to Consolidated Financial Statements.

(a)          The Company’s debt agreements include various notes, debentures, bank loans and future minimum payments under capital leases for which payments will be payable through 2026.  The future minimum lease payments under capital leases at December 31, 2006 were not significant.

(b)         Represents operating lease obligations primarily related to the lease of office space.  Such obligations are net of future sublease income and will be expensed over the life of the related lease contracts.

(c)          Includes $46.3 million related to the settlement of U.S. and Canadian fines, payable in installments through 2009, $21.0 million related to the settlement of a federal class action lawsuit involving synthetic rubber material and $16.1 million related to the settlement of European Commission fines.

(d)         Represents estimated payments from accruals related to the Company’s cost reduction programs, including $9.2 million of unrecoverable future lease costs related to the closure of the Tarrytown, NY site.

(e)          Represents capital commitments for various open projects.

(f)            Represents interest payments related to the Company’s various debt agreements.

(g)         Primarily represents unconditional purchase commitments to purchase raw materials and tolling arrangements with outside vendors.

(h)         The Company has environmental liabilities for future remediation and operating and maintenance costs directly related to remediation. The Company estimates the reasonably possible and determinable environmental liability to range from $112 million to $162 million.  The Company has recorded a liability for environmental remediation of $124.4 million at December 31, 2006, which is net of purchase accounting fair value adjustments resulting from the Merger of $13.0 million.

(i)             Includes $15 million related to the expected settlement of direct and indirect purchaser class action lawsuits and $6.8 million (net of estimated insurance recovery of $8.2 million) related to securities case.

(j)             The Company has post-retirement health care plans that provide health and life insurance benefits to certain retired and active employees and their beneficiaries.  These plans are generally not pre-funded and expenses are paid by the Company as incurred, with the exception of certain inactive government related plans that are paid from plan assets.

(k)          The Company also has other miscellaneous long-term liabilities, excluding pension liabilities.

During 2006, the Company made payments of $37.8 million and $8.6 million for operating leases and unconditional purchase obligations, respectively.

The Company funds its defined benefit pension plans based on the minimum amounts required by law plus additional voluntary contribution amounts the Company deems appropriate.  Estimated future funding requirements are highly dependent on factors that are not readily determinable.  These include changes in legislation, returns earned on pension investment and other factors related to assumptions regarding future liabilities.  The Company made a discretionary contribution of $44.0 million in 2006.  See “Critical Accounting Estimates” below for details regarding current pension assumptions.  To the extent that current assumptions are not realized, actual funding requirements may be significantly different from those set out below.   The Company may make additional voluntary contributions in 2007 using proceeds from possible divestitures to reduce its future funding requirements.  The following table summarizes the estimated future funding requirements for the pension plans under current assumptions:

	Funding Requirements by Period
(In millions)	2007	2008	2009	2010	2011
Qualified domestic pension plans	$0.0	$0.0	$0.0	$0.0	$0.0
International and non-qualified pension plans	24.5	27.4	27.8	26.2	23.7
Total pension plans	$24.5	$27.4	$27.8	$26.2	$23.7

Other Sources and Uses of Cash

The Company expects to finance its continuing operations and capital spending requirements for 2007 with cash flows provided by operations, proceeds from sales of businesses, available cash and cash equivalents, additional sales of accounts receivable under its securitization programs, borrowings under its revolving credit or other sources, including the debt capital markets, and repatriation of available earnings from its overseas operations.

At December 31, 2006, the Company had a five-year credit facility available through July 2010 (the Credit Facility) of $740 million, with the ability to expand up to $750 million.  There were no borrowings under the Credit Facility at December 31, 2006.  The Company also had working capital facilities in the amount of $25 million due in May 2007 and $50 million due in July 2007, of which $20 million was outstanding under each of these facilities at December 31, 2006.

In addition, as of December 31, 2006, the Company had an accounts receivable securitization program to sell up to $275 million of domestic receivables to agent banks.  The domestic accounts receivable program provides that up to $100 million of the consideration payable to the Company may be in the form of letters of credit issued to the Company or its designees.  As of December 31, 2006, $140.5 million of domestic accounts receivable had been sold under this program.  In addition, the Company’s European subsidiaries had a separate program to sell up to approximately $195 million of their eligible accounts receivable to agent banks.  As of December 31, 2006, $139.0 million of international accounts receivable had been sold under this program.

Included in cash and cash equivalents in the Company’s consolidated balance sheets at December 31, 2006 and December 31, 2005, are $0.8 million and $2.4 million, respectively, of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.  There are no additional legal restrictions on these cash balances.

The Company paid $160 million toward the acquisition of stock of Kaufman Holdings Corporation on January 31, 2007.  This acquisition was funded by borrowings under the Company’s revolving credit facility.

Bank Covenants and Guarantees

The Company’s debt agreements contain covenants that may limit the Company’s ability to enter into certain transactions, such as incurring additional indebtedness, increasing the Company’s dividends, and entering into acquisitions, dispositions and joint ventures.  The Company is required to report compliance with certain financial covenants to its lenders on a quarterly basis.  Under these covenants, the Company is required to maintain a leverage ratio (adjusted total debt to adjusted earnings before interest, taxes, depreciation and amortization (“Bank EBITDA”), with adjustments to both debt and earnings being made in accordance with the terms of the domestic credit facility agreement) and an interest coverage ratio (Bank EBITDA to interest expense as defined in the domestic credit facility agreement).  Certain of the covenants under the new credit facility become less restrictive or cease to be effective upon the Company receiving a public debt rating of at least BBB- by S&P and Baa3 by Moody’s and such rating shall not be accompanied by, in the case of S&P, a negative outlook, creditwatch negative or the equivalent thereof or in the case of Moody’s, a review for possible downgrade or the equivalent thereof.  In May 2006 and December 2006, amendments were made to the required interest coverage ratio for the quarterly periods June 30, 2006 through June 30, 2007, in response to higher than planned Merger related expenses, higher anti-trust legal fees and weaker earnings. In February 2007, further amendments were made to the interest coverage ratio and leverage ratio for the quarterly periods March 31, 2007 through September 30, 2007.  The Company was in compliance with the covenants of its various debt agreements at December 31, 2006 and anticipates compliance throughout 2007.

The Company has standby letters of credit and guarantees with various financial institutions.  At December 31, 2006, the Company had $127.3 million of outstanding letters of credit and guarantees primarily related to liabilities for environmental remediation and insurance obligations.  The Company also had $19.0 million of third party guarantees at December 31, 2006 for which it has reserved for $2.2 million at December 31, 2006, which represents the probability weighted fair value of these guarantees.

Merger Costs

The Company’s one-time costs incurred in 2006 and 2005, resulting from the Merger, inclusive of costs incurred by Great Lakes prior to the Merger, are summarized as follows:

(In millions)	Costs Incurred in 2006	Costs Incurred in 2005
Transaction costs	$0.2	$48.6
Cash change-in-control expenditures	—	101.4
Non-cash change-in-control expenditures	—	15.6
Post-merger severance payments due to employee reductions at Great Lakes	1.1	6.8
Total capitalized Merger costs (a)	$1.3	$172.4

Merger integration costs	$16.3	$35.7
Post-merger employee reductions - Crompton	0.7	9.5
Total Merger Costs Expensed (b)	$17.0	$45.2

(a)          Represents costs incurred by Great Lakes prior to the Merger and additional costs incurred by the Company subsequent to the Merger that have been recorded under purchase accounting as a purchase price adjustment.  Includes one-time expenditures directly related to the closing of the transaction, such as investment banking, legal, audit and other fees.  Also includes one-time severance and related costs due to the change in control of Great Lakes, as well as additional severance for the termination of former Great Lakes employees.

(b)         Represents costs incurred by the Company that are related to the Merger and recorded as an operating expense.  These include one-time expenditures to support the integration of the two companies, including costs associated with the use of consultants and advisors, employee relocation and retention costs and severance and related costs for the termination of former Crompton employees.

As of December 31, 2006, the Company terminated approximately 600 employees worldwide, as a direct result of the Merger.  The Company has substantially completed its merger integration efforts as of December 31, 2006.  The Company expects any future merger costs to be minimal, primarily for consulting costs and employee relocation costs to complete the integration of the two companies.

Cost Reduction Programs

As a result of the Merger, the Company is continuing to identify savings opportunities.  Actual pre-tax merger related savings, based on the pro forma combined operations of the Company and Great Lakes for the year ended December 31, 2005 versus the pro forma combined results for the year ended December 31, 2004, totaled approximately $19.3 million, of which $15.5 million was in selling, general and administrative expenses (SG&A), $2.3 million was in cost of products sold, and $1.5 million in research and development (R&D). Actual pre-tax merger related savings, based on the combined operations of the Company and Great Lakes for the year ended December 31, 2006 versus the pro forma combined results for the year ended December 31, 2005, totaled approximately $74.3 million, of which $34.8 million was in SG&A, $35.2 million was in cost of products sold, and $4.3 million in R&D.

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

RESULTS OF OPERATIONS
(In thousands, except per share data)
	2006	2005	2004
Net Sales
Plastic Additives	$1,604,142	$1,156,627	$856,509
Polymers	492,021	517,471	469,455
Specialty Additives	555,585	561,090	458,664
Crop Protection	360,134	353,610	320,594
Consumer Products	565,699	261,258	—
Other	145,126	136,552	180,009
Net Sales	$3,722,707	$2,986,608	$2,285,231

Operating Profit
Plastic Additives	$102,435	$73,466	$17,353
Polymers	66,259	94,355	62,477
Specialty Additives	57,520	95,978	21,666
Crop Protection	64,559	82,106	85,695
Consumer Products	70,483	23,215	—
Other	15,454	5,208	3,360
Segment Operating Profit	376,710	374,328	190,551

General corporate expense including amortization	(138,078)	(94,698)	(80,929)
Unabsorbed overhead expense from discontinued operations	—	—	(9,483)
Facility closures, severance and related costs	(5,482)	(22,713)	(62,808)
Antitrust costs	(89,534)	(49,109)	(113,736)
Merger costs	(17,010)	(45,230)	—
Gain related to sale of Gustafson joint venture	1,500	—	93,448
Gain (loss) on sale of businesses, net	(12,283)	3,199	1,302
Purchase accounting inventory fair value impact	—	(37,100)	—
In-process research and development	—	(73,300)	—
Impairment of non-current assets	(80,263)	—	—
Total Operating Profit	35,560	55,377	18,345

Interest expense	(102,485)	(107,701)	(78,441)
Loss on early extinguishment of debt	(44,030)	(55,091)	(20,063)
Other expense, net	(6,428)	(12,237)	(11,588)
Loss from continuing operations before income taxes and cumulative effect of accounting change	(117,383)	(119,652)	(91,747)
Income tax expense (benefit)	135,625	65,198	(49,788)
Loss from continuing operations before cumulative effect of accounting change	(253,008)	(184,850)	(41,959)
Earnings from discontinued operations	—	2,645	5,227
Gain (loss) on sale of discontinued operations	47,491	(3,889)	2,142
Cumulative effect of accounting change	—	(546)	—
Net Loss	$(205,517)	$(186,640)	$(34,590)

Basic and Diluted Earnings (Loss) Per Common Share
Loss from continuing operations before cumulative effect of accounting change	$(1.05)	$(1.04)	$(0.37)
Earnings from discontinued operations	—	0.01	0.05
Gain (loss) on sale of discontinued operations	0.20	(0.02)	0.02
Cumulative effect of accounting change	—	—	—
Net Loss	$(0.85)	$(1.05)	$(0.30)

2006 COMPARED TO 2005

Overview

Net sales for the year ended December 31, 2006 of $3.72 billion were $736.1 million above net sales for the comparable period of 2005 of $2.99 billion. The increase was primarily due to $855.6 million in additional sales resulting from the Merger, a $62.8 million increase in selling prices and $5 million due to favorable foreign currency translation, partially offset by a $108.3 million decrease in sales volume, the exclusion of $48.3 million of sales due to the deconsolidation of the Company’s Polymer Processing Equipment business in April 2005, $21.5 million associated with a change in the character of sales now made under continuing supply agreements entered into in connection with the divestiture of the Industrial Water Additives business in May 2006 and $9.1 million due to the net effect of other acquisitions and divestitures.

Gross profit was $908.5 million or 24.4% of sales for 2006 as compared with $783.5 million or 26.2% of sales for 2005.  Gross profit increased by $125.0 million primarily as a result of profits attributable to the Merger through the first six months of 2006 of $253.6 million and a $37.1 million purchase accounting inventory write-off during the third quarter of 2005. In addition, the Company’s business units increased selling prices by $62.8 million and achieved $23.0 million of savings attributable to cost reduction initiatives, which were substantially offset by higher raw material and energy costs of $90.4 million, reductions in volume of $55.3 million, $34.4 million of unfavorable manufacturing variances primarily related to lower production volume, the impact of the sale of IWA of $14.4 million, the deconsolidation of the Polymer Processing Equipment business in 2005 of $9.3 million, higher freight costs of $14.9 million related to fuel surcharges, charges to reserve obsolete and slow moving inventory of $8.6 million, and unfavorable currency translation of $1.3 million.

During 2006, the Company reclassified certain amounts relating to operations from other expense, net to SG&A and (gain) loss on sale of businesses, net in the consolidated statement of operations.  For the year ended 2005, the Company reclassified income of $0.5 million from other expense, net, which resulted in an increase in SG&A of $2.7 million and a gain on sale of businesses, net of $3.2 million.  The items reclassified include (a) legacy Witco pension and other post-retirement benefit obligations related to businesses for which the Company has continuing involvement and (b) gain on the sales of businesses which did not meet the criteria to be considered discontinued operations.  Although the Company properly classified these items within earnings (loss) from continuing operations, the Company did not properly include these items as a component of operating profit (loss) in prior periods.  These reclassifications had no impact on the Company’s previously reported income (loss) from continuing operations, income (loss) from discontinued operations, net income (loss) or basic or diluted earnings per share amounts. Additionally, the effect of these changes did not affect the Company’s calculations under any debt covenant arrangements.

Selling, general and administrative expenses were $394.7 million for 2006 as compared with $333.1 million for 2005, an increase of $61.6 million over prior year. The increase was primarily attributable to $97.3 million of additional costs incurred by the Company from the inclusion of expenses through the first six months of 2006 which were not included prior to the Merger, $8.8 million related to the incremental effect of stock option expense partially offset by savings of $25.6 million from Merger synergy programs, a decrease of $11.1 million due to the deconsolidation of the Polymer Processing Equipment business in early 2005, a decrease of $5.5 million due to the sale of IWA and $1.8 million due to the sale of a urethane product line in 2006. All segments benefited from the Company’s cost savings programs, with Plastic Additives deriving the most significant benefit. Depreciation and amortization of $214.2 million increased by $56.3 million over 2005 primarily due to the Merger and $15.9 million of additional depreciation expense due to the change in useful life of assets at several of the Company’s manufacturing facilities.  Research and development costs of $65.5 million increased by $13.6 million over the prior year, primarily as a result of $11.3 million in additional costs resulting from the Merger through the first six months of 2006.

Facility closures, severance and related costs were $5.5 million in 2006 as compared with $22.7 million in 2005.  The 2006 costs are primarily severance costs related to the Company’s 2006 cost savings initiatives, offset in part by the reversal of reserves related to the Company’s 2004 activity-based restructuring initiative that were no longer deemed necessary. The 2005 costs included $19.5 million for unrecoverable future lease costs and asset write-offs related to the closure of the Company’s former research and development facility in Tarrytown, New York.

The Company recorded antitrust costs of $89.5 million for 2006 as compared with $49.1 million for 2005.  The 2006 costs included $70.0 million primarily for settlement offers made to certain rubber chemicals, EPDM, plastic additives, urethanes, indirect case, and securities class action claimants and $19.5 million for legal costs associated with the antitrust investigations and civil lawsuits.  The 2005 costs included a $16.1 million settlement payment to the European Commission, $19.4 million related to civil settlements in the United States and $13.6 million for legal costs associated with antitrust investigations and related civil lawsuits.

The Company incurred $17.0 million of merger costs in 2006 compared to $45.2 million in 2005.  These non-capitalizable costs primarily consist of consulting expenses and relocation related costs directly attributable to the integration of the two companies and severance for Crompton employees.

The $80.3 million charge for impairment of non-current assets in 2006 includes $51.9 million for the impairment of goodwill related to the Fluorine business, $22.7 million related to the impairment of certain tangible and intangible assets of the Fluorine business and $5.6 million related to the retained long-lived assets of the IWA business, which was sold in May 2006.

The loss on sale of businesses in 2006 primarily relates to the sale of the IWA business in May 2006.  The 2005 gain on sale of business is the result of the reversal of certain reserves related to the sale of the Industrial Colors business sold in 2001.

Operating profit was $35.6 million for 2006 as compared with $55.4 million for 2005.  In addition to the items noted below, operating profit was also affected by a reduction of $7.7 million due to the sale of IWA in May 2006,  a net increase in the provision for doubtful accounts of $8.5 million primarily resulting from the current economic situation of the agricultural markets in Brazil, $4.0 million in unfavorable foreign currency translation, $51.3 million in cost reduction program savings, the absence of the write-off of in-process research and development of $73.3 million and the purchase accounting inventory adjustments of $37.1 million in 2005 related to the Merger.

The loss from continuing operations for the year ended December 31, 2006 was $253.0 million, or $1.05 per diluted share, compared with the loss from continuing operations of $184.9 million, or $1.04 per diluted share, for the year ended December 31, 2005.  The decrease primarily reflects the decline in operating profit discussed above and an increase in tax expense of $70.4 million.  Additionally, these declines were partly offset by a reduction in costs associated with the loss on early extinguishment of debt of $11.1 million, a decrease in interest expense of $5.2 million, a $5.7 million gain on the sale of the Company’s equity interest in the Davis Standard venture as well as $6.3 million of additional equity income generated by this venture in 2006 prior to the sale.

For the year ended December 31, 2006, the Company recorded a gain on sale of discontinued operations of $47.5 million (net of taxes of $21.3 million), or $0.20 per diluted share, related to the sale of the OrganoSilicones business to General Electric Company (“GE”) in July of 2003.  This gain primarily represents the recognition of the additional contingent earn-out proceeds related to the combined performance of GE’s existing Silicones business and the OrganoSilicones business from the date of the sale through September 30, 2006.

Plastic Additives

Plastic Additives sales of $1.6 billion for 2006 increased by $447.5 million or 38.7% compared with 2005 primarily due to a 36% increase in sales resulting from the Merger through the first six months of 2006.  Sales volume increased slightly in the non-flame retardant plastic additives business as a result of market regain programs instituted after unfavorable customer reactions to late 2005 price increases.   Non-flame retardant plastic additives sales began to rebound in the third quarter of 2006 continuing through the fourth quarter of 2006.   Lower sales prices of 1.0% in the non-flame retardant plastic additives business was offset by selling price increases of 12.8% in the flame retardant business.  2006 operating profit of $102.4 million increased by $29.0 million over 2005, primarily due to additional operating profit resulting from the Merger of $61.6 million, cost reduction program savings of $25.5 million, increased selling prices mainly in the flame retardants business of $23.2 million and $2.0 million for direct costs resulting from Hurricanes Katrina and Rita in 2005, partially offset by lower volume of $8.4 million primarily in the non-flame retardants plastic additives business, higher raw material and energy costs of $31.1 million, higher freight costs of $8.5 million, additional charges related to inventory reserves of $7.3 million and unfavorable manufacturing variances of $15.4 million.

Polymers

Polymer sales of $492.0 million for 2006 decreased by 4.9% from prior year due to lower sales volume of 3.7% and a 2.4% decline resulting from a decrease in sales due to the divestiture of a Urethanes product line, partially offset by higher selling prices of 1.2%. EPDM sales were 14.8% below 2005 due to lower sales volume of 15.6% resulting from lost volume in the roofing market and lower demand in the weatherseal and automotive markets.   Additionally, overcapacity in the market caused persistent competitive pressures coupled with the absence of one-

time sales to Asia in 2005.  The annual impact of higher selling prices in EPDM of 0.7% was the result of price increases taken in 2005 that have since been rolled back.   Urethanes sales were 1.6% higher than 2005 due to increased volume of 4.0% primarily resulting from increased demand from existing North American customers, geographic penetration into emerging Eastern European markets while higher selling prices, related to the successful pass-through of higher material costs, accounted for an additional 1.5% increase.  Gains were partially offset by a 4.0% decrease resulting from a divested, break-even product line.  2006 operating profit of $66.3 million decreased by $28.1 million from 2005, principally due to higher energy and material costs of $25.9 million, lower volume of $6.5 million substantially in EPDM and $8.5 million in unfavorable manufacturing variances primarily related to lower EPDM production volume.  Reductions were partially offset by higher EPDM and Urethanes pricing of $6.1 million, cost reduction program savings in EPDM and Urethanes of $5.7 million and the net impact of divesting a Urethanes product line of $0.7 million.

Specialty Additives

Specialty Additives sales of $555.6 million for 2006 were 1.0% lower than prior year.  Overall, sales volume related reductions of 9.7% were substantially offset by higher selling prices of 5.6% to help offset the impact of higher raw material costs coupled with acquisition related sales gains of 3.0% related to the Merger through the first six months of 2006.   Petroleum Additives sales increased by 15.2% from the prior year due to Merger related sales of 5.5% through the first six months of 2006 and higher selling prices of 12.6%, which offset higher raw material and energy costs, partially offset by lower overall sales volume of 3.0%.  Rubber Chemicals sales decreased by 20.4% from the prior year due to lower sales volume of 17.8% related to manufacturing capacity reductions implemented in the prior year and volume losses in 2006 due to price competition, industry capacity, and customer shutdowns.  Rubber Chemicals also experienced lower pricing of 2.6% due to excess industry supply and competitive pressure.  2006 operating profit of $57.5 million decreased by $38.5 million from the prior year, principally due to higher raw material and energy costs of $30.1 million, the impact of lower sales volume of $19.2 million, unfavorable manufacturing variances of $11.6 million primarily related to lower production volume and unfavorable currency translation of $2.1 million. These declines were partially offset by $31.6 million of higher selling prices primarily in Petroleum Additives, $4.7 million from cost reduction program savings and $3.6 million in operating profit from businesses acquired in the Merger through the first six months of 2006.

Crop Protection

Crop Protection net sales of $360.1 million in 2006 increased by 1.8% from 2005 primarily due to Merger and acquisition related gains of 8.1% partially offset by lower sales volume of 4.1% and lower selling prices of 2.3%.  Sales volume and pricing reductions were primarily related to declines in volume due to North American weather, competition in the miticides business and economic pressures in Brazilian agricultural markets.  2006 operating profit of $64.6 million decreased by $17.5 million from the prior year mainly due to lower sales volume of $8.9 million related to North American weather, competition in the miticides markets, economic pressures in Brazilian agricultural markets and unfavorable manufacturing variances of $2.7 million related to volume.  In response to the market conditions mentioned above, the segment has reduced certain selling prices by $8.0 million in order to retain business.  In addition, the Company increased its provision for doubtful accounts by $8.5 million to cover diminished liquidity in Brazilian agricultural markets.  Reductions were partially offset by gains due to the inclusion of $9.3 million in operating profit from product lines acquired in the Merger through the first six months of 2006, $2.0 million due to the acquisition of the Trace Chemicals business, cost savings programs of $4.1 million and lower raw material and energy costs of $1.0 million.

Consumer Products

Consumer Products sales in 2006 of $565.7 million increased by $304.4 million compared to 2005.  The $304.4 million increase was due to the Merger through the first six months of 2006.  During the second half of 2006, consumer products sales declined by $13.2 million primarily due to lower sales volume of 9.9% partially offset by higher selling prices of 4.1%.  Operating profit in 2006 of $70.5 million increased by $47.3 million compared to 2005 primarily due to additional operating profit resulting from the Merger of $46.7 million through the first six months of 2006, increased selling prices of $10.7 million, cost reduction program savings of $3.6 million and favorable manufacturing variances of $3.4 million.  These factors were offset by lower sales volume of $13.5 million and higher raw material costs of $3.8 million.

Other

Other sales were $145.1 million and $136.6 million for the years ended 2006 and 2005, respectively.  The increase in sales was primarily due to $80.1 million additional sales in 2006 resulting from the merger partially offset by a decrease of $48.3 million resulting from the deconsolidation of the Polymer Processing Equipment business on April 29, 2005 and $21.5 million resulting from the sale of IWA.

Operating profit was $15.5 million and $5.2 million for the years ended 2006 and 2005, respectively.  The increase was primarily due to an increase in operating profit resulting from the Merger through the first six months of 2006 and an increase of $3.0 million resulting from the deconsolidation of the Polymer Processing Equipment business, which reported a loss in 2005.

In 2005, Polymer Processing Equipment represents four months of consolidated results prior to the formation of the Davis-Standard LLC venture and the deconsolidation of the business on April 29, 2005.

General Corporate

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis. These costs primarily represent corporate administration services, costs related to corporate headquarters and management compensation plan expenses related to executives and corporate managers. General corporate expense also includes all amortization expense. General corporate expense of $138.1 million for 2006 increased by $43.4 million compared to the same period in 2005 primarily due to $12.1 million of amortization expense attributable to the Merger, $8.8 million of additional depreciation expense due to a change in the useful life of certain fixed assets, $14.4 million of higher spending on strategic and corporate development activities and other Merger related expenses.

Other Expenses

Interest expense decreased $5.2 million, or 4.8%, from 2005.  The decrease was due primarily to a reduction of $48.7 million resulting from the early retirement of the 2012 Notes in 2006, the 2010 Notes in 2006 and 2005 and the 7.75% debentures in 2005, a $3.7 million benefit resulting from the amortization of a purchase accounting fair value adjustments relating to debt assumed in the Merger and a $2.3 million decrease due to the elimination of accretion of the discount on antitrust civil liabilities, partially offset by $23.6 million expense incurred in connection with the April 2006 issuance of the 2016 Notes, $14.0 million additional expense associated with 7% notes assumed in the Merger, a $5.3 million expense for amortization of fair value adjustments relating to environmental liabilities assumed in the Merger, $4.9 million expense resulting from higher average borrowings on the Credit Facility at higher market interest rates and $1.9 million additional expense from working capital facility agreements.

Other expense, net, was $6.4 million for 2006 as compared with other expense, net, of $12.2 million for 2005. The decrease is primarily attributable to a $6.3 million increase to equity income from the Company’s Davis Standard venture, a gain on sale of the Davis Standard venture of $5.7 million, a $2.3 million decrease in minority interest expense, a $2.1 million reduction in post-retirement benefits expense related to the capping of benefits for certain plans acquired as part of the merger with Witco in 1999 related to businesses for which the Company does not have any continuing involvement and a $1.8 million increase in interest income from tax settlements, partially offset by $6.6 million of unfavorable currency translation, an increase of $2.8 million in costs associated with securitization and other accounts receivable financing programs due primarily to the inclusion of former Great Lakes entities in the securitization program.

During 2006, the Company recorded a loss on early extinguishment of debt of $44.0 million, which includes a $19.6 million loss from the May 2006 retirement of the 2010 Notes and a $24.4 million loss from the July 2006 retirement of the 2012 Notes.  The $19.6 million loss associated with the retirement of the 2010 Notes includes a premium of $15.8 million and write-off of unamortized deferred costs of $3.7 million. The $24.4 million loss associated with the 2012 Notes includes a premium of $19.7 million, a write-off of unamortized deferred costs of $3.8 million and the write-off of unamortized original issue discount of $0.8 million.

As a result of the tender of $60.3 million of the Company’s Senior Floating Rate Notes due 2010 and $216.0 million of its 9.875% Senior Notes due 2012, the retirement of its outstanding $110.0 million aggregate principal amount of 7.75% bonds due in 2023, and the replacement of its existing $220.0 million domestic credit facility with a $600.0 million five-year credit facility available through July 2010, the Company recorded a loss on early extinguishment of debt of $55.1 million in 2005.  The 2005 loss primarily includes the premiums paid to tender the Senior Notes and the 7.75% bonds and the write-off of unamortized debt issuance costs related to the Senior Notes, 7.75% bonds and $220.0 million credit facility.

Income Taxes

The income tax expense from continuing operations for 2006 was $135.6 million and the income tax expense for 2005 was $65.2 million.

The tax expense was negatively affected by a number of items for 2006 including the impact of the write-off of non-deductible goodwill associated with the IWA divestiture and goodwill impairment related to the Fluorine business, and non-deductible antitrust costs, offset by favorable tax examination settlements and tax legislative changes.   Further, tax expense for 2006 includes a charge of $156.0 million relating to certain earnings of foreign subsidiaries where the Company has recorded a deferred income tax liability with the intent to repatriate those earnings in a subsequent period.  The Company had historically considered substantially all of the earnings of its foreign subsidiaries to be permanently reinvested in their operations. If this deferred tax liability had not been recognized, a valuation allowance for domestic net deferred tax assets would have been required.

Discontinued Operations

For 2006, the Company recorded a gain on sale of discontinued operations of $47.5 million (net of taxes of $21.3 million), or $0.20 per diluted share, related to the sale of the OrganoSilicones business to GE in July of 2003.  This gain primarily represents the recognition of the additional contingent earn-out proceeds related to the combined performance of GE’s existing Silicones business and the OrganoSilicones business from the date of the sale through September 30, 2006.

Discontinued operations for 2005 included a loss on the sale of discontinued operations of $3.9 million (net of an income tax benefit of $3.4 million), or $0.02 per common share, which was primarily due to a purchase price adjustment for the settlement of certain matters related to the July 2003 sale of the Company’s OrganoSilicones business to GE.  Earnings from discontinued operations for 2005 of $2.6 million (net of income tax expense of $1.4 million), or $0.01 per common share, related to the Company’s Refined Products business unit, which was sold on June 24, 2005.  Overall, the sale of the Refined Products business did not have a material impact on the Company’s earnings for the year ended December 31, 2005.

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

Gross profit as a percentage of sales was 26.2% for 2005 as compared to 23.0% for 2004.  The increase in gross profit of $258.2 million was primarily due to increased selling prices of $261.4 million, the acquisition of Great Lakes businesses of $165.0 million, which includes a $37.1 million charge to write-off the fair value impact of purchase accounting on inventory, and savings attributable to cost reduction programs of $41.1 million.  Partially offsetting these favorable items were increases in raw material and energy costs of $125.0 million, lower unit volume of $56.5 million, the deconsolidation of the Polymer Processing Equipment business of $29.8 million and lower manufacturing productivity of $15.0 million.  The improved selling prices, cost savings, increased raw material and energy costs and manufacturing productivity were primarily attributable to the Company’s plastic additives, specialty additives, and polymers segments, with the plastic additives segment being the largest contributor.   The lower unit volume was primarily in the plastic additives segment.

For the year ended 2005, the Company reclassified income of $0.5 million from other expense, net, which resulted in a increase in SG&A of $2.7 million and a gain on sale of businesses, net of $3.2 million.  For the year ended 2004, the Company reclassified income of $92.1 million from other expense, net, which resulted in an increase in SG&A of $2.6 million, a gain on sale of businesses, net of $1.3 million and income related to sale of Gustafson joint venture of $93.4 million.  The items reclassified include (a) legacy Witco pension and other post-retirement benefit obligations related to businesses for which the Company has continuing involvement, (b) gain on the sales of businesses which did not meet the criteria to be considered discontinued operations and (c) gains on the sale of equity method investments for which income had previously been reported within operating profit (loss).  Although the Company properly classified these items within earnings (loss) from continuing operations, the Company improperly did not include these items as a component of operating profit (loss) in prior periods.  These reclassifications had no impact on the Company’s previously reported income (loss) from continuing operations, income (loss) from discontinued operations, net income (loss) or basic or diluted earnings per share amounts. Additionally, the effect of these changes did not affect the Company’s calculations under any debt.

SG&A of $333.1 million increased $59.8 million compared to 2004.  The increase was primarily attributable to $84.0 million of expenses due to the inclusion of Great Lakes, partially offset by savings attributable to cost reduction initiatives related to the 2004 activity-based restructuring initiative of $22.2 million, a decrease of $20.9 million due to the deconsolidation of the Polymer Processing Equipment business unit and 2004 non-recurring supplemental executive retirement costs related to the retirement of certain executives of $8.1 million.  The cost reduction initiatives were mainly achieved in the plastic additives segment and general corporate expenses.  Depreciation and amortization of $157.8 million increased $39.6 million mainly due to additional depreciation and amortization expenses of $43.0 million resulting from the acquisition the Great Lakes businesses.  Research and development costs of $51.8 million increased $3.9 million.  The merger with Great Lakes added $11.6 million of research and development costs in 2005, partially offset by a decrease of $9.8 million resulting from the 2004 activity-based restructuring initiative.  The cost savings are mainly attributable to the plastic additives, specialty additives and polymers segments.  Equity income of $1.8 million decreased $12.3 million from 2004 to 2005 principally due to the absence of $9.6 million in earnings from Crop Protection’s Gustafson seed joint venture, which was sold on March 31, 2004, and higher equity income of $4.3 million resulting from an income tax adjustment for the Company’s Rubicon joint venture in 2004.

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

The Company incurred merger costs of $45.2 million during 2005.  These costs are non-capitalizable costs associated with the Merger.  These costs primarily include consulting costs related to the integration of the two companies and severance for former Crompton employees.

The 2005 gain on sale of business relates to the reversal of certain reserves of the Industrial Colors business that was sold in 2001.  The 2004 gain on sale of business relates to the reversal of reserves related to the Industrial Specialties business that was sold in 2002.

The Company recorded a $73.3 million charge in 2005 to write-off in-process research and development resulting from the Merger.

The 2005 operating profit of $55.4 million improved by $37.0 million compared to the 2004 operating profit of $18.3 million. The improvement was primarily attributed to higher gross profit of $258.2 million, lower facility closures, severance and related costs of $40.1 million, decreased antitrust legal and related costs of $64.6 million, offset in part by income related to sale of Gustafson joint venture of $93.4 million, in-process research and development charge of $73.3 million and merger costs of $45.2 million, higher selling, general and administrative expenses of $59.8 million, additional depreciation and amortization expenses of $39.6 million, and less equity income of $12.3 million.

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

The net loss for 2004 of $34.6 million, or $0.30 per common share included an after-tax gain on the sale of discontinued operations for $2.1 million, or $0.02 per common share, resulting from the purchase price adjustment settlement and other matters related to the July 31, 2003 sale of the Company’s OrganoSilicones business unit, and after-tax earnings from discontinued operations of $5.2 million, or $0.05 per common share, related to the Company’s Refined Products business.  The net loss from continuing operations for 2004 of $42 million, or $0.37 per common share, included pre-tax divestment gains of $94.7 million primarily from the sale of the Company’s 50 percent interest in the Gustafson seed treatment joint venture, and pre-tax charges for antitrust costs of $113.7 million, facility closures, severance and related costs of $62.8 million, a loss on the early extinguishment of debt of $20.1 million incurred in connection with the refinancing completed in August 2004 and supplemental executive retirement costs of $8.1 million.  The loss from continuing operations for 2004 also included pre-tax overhead expenses previously absorbed by the Refined Products business unit of $9.5 million.

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

Although plastic additives showed significant improvement in operating profit versus 2004, sales volumes declined in the second half of 2005 primarily due to customer reaction to price increases and a related loss of market share in certain product lines. The Company believed these sales volumes reached their lowest point in the fourth quarter. The decline was primarily in the non-flame retardant business. The Company believes it underestimated customer and competitive reactions to its pricing initiatives and it did not expect competitors to so aggressively pursue sales volume. As a result of the sales volume decline experienced during the second half of 2005, the Company has refined its pricing tactics to use customer and product profitability analysis to more selectively implement pricing changes based on customer and product level dynamics, rather than utilize more broadly based pricing tactics. The Company expects these actions will prevent a further loss in market share and result in replacement or recovery of a portion of the sales volumes lost during the second half of 2005.

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

Other

Other sales were $136.6 million for 2005, which included $88.2 million as a result of the Merger and $48.3 million from Polymer Processing Equipment sales.  Other sales were $180.0 million for 2004 and were entirely due to Polymer Processing Equipment.

Operating profit of $5.2 million for the year ended 2005 included earnings of $8.2 million as a result of the Merger and a loss of $3.0 million from Polymer Processing Equipment.  Operating profit of $3.4 million for the year ended 2004 was entirely due to Polymer Processing Equipment.

In 2005, Polymer Processing Equipment represents four months of consolidated results in 2005 prior to the formation of the Davis-Standard LLC venture and the deconsolidation of the business on April 29, 2005.

General Corporate

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis. These costs are primarily for corporate administration services, costs related to corporate headquarters, and management compensation plan expenses related to executives and corporate managers. General corporate expense also includes all amortization expense. These expenses increased $13.8 million from 2004 to 2005.  Contributing to this increase was $12.5 million of amortization expense attributed to the Great Lakes acquisition, $5.4 million of general corporate expense from Great Lakes, and additional depreciation of $1.9 million due to a change in the useful life of assets, partially offset by non-recurring supplemental executive retirement costs of $8.1 million recorded in 2004.

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

As a result of the tender of $60.3 million of the Company’s Senior Floating Rate Notes due 2010 and $216 million of its 9.875% Senior Notes due 2012, the retirement of its outstanding $110 million aggregate principal amount of

7.75% bonds due in 2023, and the replacement of its existing $220 million domestic credit facility with a $600 million five-year credit facility available through July 2010, the Company recorded a loss on early extinguishment of debt of $55.1 million in 2005.  The 2005 loss primarily includes the premiums paid to tender the Senior Notes and the 7.75% bonds and the write-off of unamortized debt issuance costs related to the Senior Notes, 7.75% bonds and $220 million credit facility.  As a result of the repurchase of the Company’s $350 million 8.5% Senior Notes and $140 million of its 6.125% Senior Notes, the Company recorded a loss on early extinguishment of debt of $20.1 million in 2004.  The 2004 loss primarily includes the premiums paid to repurchase the Notes, the consent payments and the write-off of the unamortized discount and deferred costs related to the Notes.

Other expense, net, was $12.2 million for 2005 as compared to other expense, net, of $11.6 million for 2004.  The increase is primarily due to increased costs associated with accounts receivable discounting and the Company’s securitization program, partially offset primarily by increased interest income.

Income Taxes

In 2005 and 2004, the Company reported a loss from continuing operations before income taxes and cumulative effect of accounting change of $119.7 million and $91.7 million, respectively.  The effective tax rate for the year ended December 31, 2005 was an expense of 54% compared to a benefit of 54% for the year ended December 31, 2004.  The 2005 effective rate was unfavorably impacted by a number of discrete items which included $53.1 million attributable to the Company’s election to repatriate foreign earnings under the American Jobs Creation Act of 2004, $28.2 million for deferred tax asset valuation reserves related to certain income tax credits, net operating losses, and other deferred tax assets, and the non-recognition of any tax benefit for the $73.3 million pre-tax charge for the in-process research and development write-off. The 2004 effective tax rate was favorably impacted by reserve adjustments largely due to the resolution of prior years’ tax audits, offset in part by $65.4 million of antitrust settlements which were not deductible.

Discontinued Operations

Discontinued operations for 2005 included a loss on the sale of discontinued operations of $3.9 million (net of an income tax benefit of $3.4 million), or $0.02 per common share, which was primarily due to a purchase price adjustment for the settlement of certain matters related to the July 2003 sale of the Company’s OrganoSilicones business unit.  Earnings from discontinued operations for 2005 of $2.6 million (net of income tax expense of $1.4 million) or $0.01 per common share, related to the Company’s Refined Products business unit, which was sold on June 24, 2005.  The sale of the Refined Products business did not have a material impact on the Company’s earnings for the year ended December 31, 2005.

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

CRITICAL ACCOUNTING ESTIMATES

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Accounting estimates and assumptions in this section are those the Company considers to be the most critical to understanding of our financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.  Actual results could differ from such estimates. The following paragraphs summarize the Company’s critical accounting estimates.  Significant accounting policies used in the preparation of the Company’s consolidated financial statements are discussed in the Notes to Consolidated Financial Statements.

Recoverability of Long-Lived Assets and Goodwill

The Company evaluates the recoverability of the carrying value of its long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under such circumstances, the Company assesses whether the projected undiscounted cash flows of its businesses are sufficient to recover the existing unamortized cost of its long-lived assets. If the undiscounted projected cash flows are not sufficient, the Company calculates the impairment amount by discounting the projected cash flows using its weighted average cost of capital. The amount of the impairment is written-off against earnings in the period in which the impairment has been determined in accordance with Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The Company tests the recoverability of goodwill of each of its reporting units on an annual basis as of July 31, or sooner if events occur or circumstances change, by comparing the net book value to the estimated fair value of each of its reporting units to determine if there is a potential impairment issue. The fair value is estimated based on discounted projected cash flows. In estimating the discounted projected cash flows, the Company utilizes estimated long-term revenue and cash flow forecasts developed as part of its planning process, as well as assumptions of terminal value, together with its weighted average cost of capital, to determine fair value. If the fair value is not sufficient to cover the carrying value of the reporting unit, the Company calculates the goodwill impairment amount related to that reporting unit in accordance with Statement 142, “Goodwill and Other Intangible Assets.” Any impairment is charged against earnings in the period in which the amount has been determined.

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

Although the Company believes that its projections reflect its best estimates of the future performance of its reporting units, changes in estimates of sales volume, selling prices, raw material costs, and cost reduction or savings benefits used to project the cash flows for its reporting units could have an impact on the fair value used to test goodwill of the reporting unit for impairment. Any increases in the estimated future cash flows of its reporting units would have had no impact on the carrying value of that reporting unit. However, a decrease in estimated future cash flows could require the Company to allocate the fair value of the reporting unit among the assets and liabilities of that reporting unit for the purpose of determining whether a goodwill impairment exists.

The effect of cost saving initiatives, process improvements and new technology achievements are currently the most sensitive factors affecting the projected cash flows for the non-flame retardant plastic additives reporting unit. If, when conducting its annual goodwill impairment test as of July 31, 2006, the Company assumed that the benefits of these initiatives were 50% lower than forecasted, the carrying value of the reporting unit would have exceeded the fair value estimate by approximately $80 million.  Had the Company assumed no benefit from these initiatives, the carrying value of the reporting unit would exceed the fair value estimate by approximately $200 million. In either case, the Company would have been required to allocate the fair value among the assets and liabilities of the reporting unit for purposes of determining whether a goodwill impairment existed at July 31, 2006.

Additionally, the relationship of raw material price increases to selling price increases coupled with the Company’s ability to regain market share could cause actual results to differ significantly from the projected amounts. The Company has factored into their forecasts a terminal value which accounts for this sensitivity.  If the terminal value growth factor used in the non-flame retardant plastic additives projections were assumed to be 100 basis points lower, the carrying value of the reporting unit would have exceeded the fair value estimate by approximately $50 million at July 31, 2006, and the Company would have been required to determine whether recognition of a goodwill impairment charge was required.   As of July 31, 2006, the Company did not factor in any improvements to future cash flow projections that might be made to the reporting unit as a result of acquisitions or expansion of product lines into target regions.

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

Each quarter, the Company evaluates and reviews estimates for future remediation, and operation and management costs directly related to remediation, to determine appropriate environmental reserve amounts. For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operation and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes that such costs are estimable.  As of December 31, 2006, the Company’s reserves for environmental remediation activities totaled $124.4 million.  The Company estimates the reasonably possible and estimable environmental liability to range from $112 million to $162 million at December 31, 2006.  The Company’s reserves include estimates for determinable clean-up costs.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters.  However, the final cost of clean-up at these sites could exceed the Company’s present estimates, and could have, individually or in the aggregate, a material adverse effect on its financial condition, results of operations or cash flows.

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

Pension Plans

Pension liabilities are measured on a discounted basis and the assumed discount rate is a significant assumption. At each measurement date, the discount rate is based on interest rates for high-quality, long-term corporate debt securities with maturities comparable to our liabilities. At November 30, 2006, the Company utilized a weighted average discount rate of 5.63 percent for domestic pension plans, which was 12 basis points lower than the rate used at November 30, 2005.   For the international and non-qualified plans, a weighted average discount rate of 4.74 percent was used at November 30, 2006, 18 basis points lower than the weighted rate used at the same time last year. As a sensitivity measure, a 25 basis point reduction in the discount rate for all plans would result in approximately a $3.0 million decrease in pre-tax earnings for 2007.

The domestic discount rate adopted at November 30, 2006 utilizes an interest rate yield curve to determine the discount rate pursuant to Emerging Issues Task Force (EITF) Topic No. D-36, “Selection of Discount Rates Used for Measuring Defined Benefit Pension Obligations and Obligations of Post Retirement Benefit Plans Other Than Pensions.”  The yield curve is comprised of AAA/AA bonds with maturities between zero and thirty years.  The Company discounts the annual cash flows of its domestic pension plans using this yield curve and develops a single-point discount rate matching the plan’s payout structure. A similar approach is used to determine the appropriate discount rates for the international plans. The actual method used varies from country to country depending on the amount of available information on bond yields to be able to estimate a single-point discount rate to match the plans’ benefit disbursements.

The Company’s weighted average estimated rate of compensation increase was 3.81 percent for all domestic and international pension plans combined at November 30, 2006.  As a sensitivity measure, an increase of 25 basis points in the estimated rate of compensation increase would decrease pre-tax earnings for 2007 by approximately $1.0 million.

The expected return on pension plan assets is based on our investment strategy, historical experience, and our expectations for long-term rates of return. The Company determines the expected rate of return on plan assets for the domestic and international pension plans by applying the expected returns on various asset classes to the Company’s target asset allocation.

The Company utilized a weighted average expected long-term rate of return of 8.5 percent on all domestic plan assets and a weighted average rate of 6.7 percent for the international plan assets at November 30, 2006.

Historical returns are evaluated based on an arithmetic average of annual returns derived from recognized passive indices, such as the S&P 500, for the major asset classes. The Company looked at the arithmetic averages of annual investment returns from passive indices, assuming a portfolio of investments that follow the current target asset allocation for the domestic plans over several business cycles, to obtain an indication of the long-term historical market performance. The arithmetic average return over the past 20 years was 10.6 percent and over the past 30 years was 12.3 percent. These values are not significantly higher than the geometric averages for the same periods and exceed the 8.5 percent domestic expected return on assets.

The actual annualized return on plan assets for the domestic plans for the 12 months ending November 30, 2006 was approximately 12.9 percent, which exceeded the expected return on asset assumption for the year, resulting in a gain for the plans. Similarly, the international plans earned a weighted average return of approximately 11.4 percent (in local currency terms, before allowing for depreciation of the US dollar against major currencies in 2006) and 23.5 percent in US dollar terms.

The Company’s target asset allocation for the domestic pension plans is based on investing 58% of plan assets in equity instruments and 42% of plan assets in fixed income investments (including real estate).  At November 30, 2006, 58.9% of the portfolio was invested in equities and the remainder in fixed income investments. During 2006, the Company increased the duration of the fixed income portfolio for the domestic plans to approximately 25 years, so that the overall duration of the assets better matches the duration of the plan liabilities. The objective of this duration matching is to reduce the volatility of the funded status caused by fluctuations in interest rates, so when interest rates rise, any reduction in the value of the fixed income portfolio will be offset by a reduction in the value of the plan obligations. Similarly, when interest rates fall, any increase in the value of the plan obligations will be offset by an increase in value of the fixed income portfolio. Similarly the investment strategies for international plans give consideration to the different plan liabilities, market conditions and tolerance to risk.

The Company has unrecognized actuarial losses relating to its pension plans which have been included in its consolidated balance sheet but not in the consolidated statements of operations. The extent to which these unrecognized actuarial losses will impact future pre-tax earnings depends on whether the unrecognized actuarial losses are deferred through the asset-smoothing mechanism (the market related value as defined by FASB Statement No. 87, “Employers’ Accounting for Pensions”), or though amortization in pre-tax earnings to the extent that they exceed a 10% amortization corridor, as defined by FASB Statement No. 87, which provides for amortization over the average remaining participant career. The amortization of unrecognized net losses existing as of November 30, 2006 will result in an $8.9 million decrease to pre-tax earnings for 2007 ($5.4 million for the qualified domestic plans and $3.5 million for the international and non-qualified plans). Since future gains and losses beyond 2006 are a result of various factors described herein, it is not possible to predict with certainty to what extent the combination of current and future losses may exceed the 10 percent amortization corridor and thereby be subject to further amortization.

The estimated required funding amounts for 2007 through 2011 discussed below are based on actual November 30, 2006 asset values and assume that the minimum legislated contributions will be made in the future. The funding estimates also assume that interest rates will remain at or near current levels and no other significant changes will occur with regard to demographics, legislation, plan provisions or actuarial assumptions and methods used to determine the estimated funding requirements. It is assumed that the expected return on assets, as discussed above, will be earned each year on invested assets. Based on these assumptions, there are no funding requirements for the qualified domestic pension plans for 2007 through 2011.  For the international and non-qualified pension plans the cash requirements for funding and the payment of unfunded benefits are estimated to be $24.5 million in 2007, $27.4 million in 2008, $27.8 million in 2009, $26.2 million in 2010 and $23.7 million in 2011.  To the extent that current assumptions are not borne out, actual cash requirements may be significantly different from these estimates.

The above projections take into account the effect of the implementation of the Pension Protection Act (the “PPA”).  The PPA extends interest rate relief for qualified domestic pension plans until 2008, at which time a new methodology for determining required funding amounts will be phased-in.  These provisions have been taken into account in the above figures, which reflect the Company’s current understanding of the PPA requirements.  To the extent that further regulations are issued with respect to the PPA, the above amounts may change.

In the United Kingdom, changes to legislation impacting funding requirements mean that it is not possible to estimate future contributions with any certainty at this time, as valuations under the new requirements have not yet been prepared. However, for the purposes of the amounts estimated above, we have assumed that the funding requirements of the plans sponsored by the Company in the United Kingdom will target a 70% to 80% funding level over a period of 10 years. It is assumed that the funding level will be examined during 2007 and 2010 impacting the contribution requirements in 2008 and 2011, taking into account contributions and investment returns to the date of examination. Discussions between the Company and the trustees of these plans may lead to differing funding requirements than those given.

Based on current assumptions, a 100 basis point change in the actual return on assets would not impact the estimated future funding requirements for the qualified domestic pension plans for 2007 through 2011.  The impact of a 100 basis point increase or decrease in the actual return on assets on the estimated funding requirements for the international and non-qualified plans would be zero in 2007 and 2008, a $0.1 million increase or decrease in 2009 and 2010 and a $2.4 million increase or $2.2 million decrease in 2011.

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

	Pension (Income) Expense By Period
(In millions)	2007	2008	2009	2010	2011
Qualified domestic pension plans	$(9.6)	$(13.6)	$(16.3)	$(18.7)	$(21.6)
International and non-qualified pension plans	16.9	14.3	12.2	10.0	8.0
Total pension plans	$7.3	$0.7	$(4.1)	$(8.7)	$(13.6)

The following tables show the impact of a 100 basis point change in the actual return on assets.

	Change in Pension (Income) Expense By Period
	2007	2008	2009	2010	2011
Increase (decrease)	100 Basis Point Increase in Investment Returns
Qualified domestic pension plans	$0.0	$(0.2)	$(0.8)	$(1.8)	$(2.8)
International and non-qualified pension plans	0.0	(0.1)	(0.3)	(0.5)	(0.9)
Total pension plans	$0.0	$(0.3)	$(1.1)	$(2.3)	$(3.7)

Increase (decrease)	100 Basis Point Decrease in Investment Returns
Qualified domestic pension plans	$0.0	$0.2	$0.8	$1.7	$3.1
International and non-qualified pension plans	0.0	0.1	0.3	0.6	1.0
Total pension plans	$0.0	$0.3	$1.1	$2.3	$4.1

Other Post-Retirement Benefits

The Company provides post-retirement health and life insurance benefits for current retired and active employees and their beneficiaries and covered dependents for certain domestic and international employee groups. Due to a change in legislation in the Netherlands, the reserve for the arrangement offering post-retirement medical benefits for retirees before age 65 for Dutch employees was no longer required at the end of the year.

The discount rates adopted by the Company for the valuation of the post-retirement health care plans were determined using the same methodology as for the pension plans. An analysis of the duration of the liabilities and future cash flows showed that it was appropriate to use the same discount rates for the post-retirement health care plans as were used for the domestic pension plans at November 30, 2006, namely 5.63 percent for the domestic plans and a weighted average rate of 4.7 percent for the international plans. As a sensitivity measure, a 25 basis point reduction in the discount rate would result in approximately a $0.1 million decrease in pre-tax earnings for 2007.

Assumed health care cost trend rates are based on past and current health care cost trends, considering such factors as health care inflation, changes in health care utilization or delivery patterns, technological advances, and the overall health of plan participants.  The Company uses health care trend cost rates which vary by plan, starting with initial levels of 9 percent for the domestic arrangements, grading down to an ultimate level of 5 percent. For the international arrangement, the weighted average initial rate is 9.85 percent, grading down to 4.93 percent.

The pre-tax post-retirement healthcare expense was $6.3 million in 2006.  The following table summarizes projected post-retirement benefit expense based upon the various assumptions discussed above.

(In millions)	Pre-Tax Expense by Period
	2007	2008	2009	2010	2011
Domestic and international post-retirement benefit plans	$7.8	$7.0	$6.5	$6.1	$5.8

Income Taxes

Income taxes payable reflects the Company’s current tax provision and management’s best estimate of the tax liability relating to the outcome of current and future tax audits. If the actual outcome of audits differs from the Company’s best estimates, an adjustment to income taxes payable could be required, which may result in additional income tax expense or benefit.

The Company records deferred tax assets and liabilities based on differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. The Company also records deferred tax assets for the expected future tax benefits of net operating losses and income tax credit carryforwards.  Valuation allowances are established when the Company determines that it is more likely than not that the results of future operations may not generate sufficient taxable income to realize its deferred tax assets during the carryforward period. The Company considers the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Thus, changes in future results of operations could result in adjustments to the Company’s valuation allowances. In 2006, the Company has recorded tax expense and a deferred income tax liability of $156 million associated with the intent to repatriate earnings of certain foreign subsidiaries in subsequent periods.  The Company had historically considered substantially all of the earnings of its foreign subsidiaries to be permanently reinvested in their operations.  If this deferred tax liability had not been recognized, a valuation allowance for domestic net deferred tax assets would have been required. The Company also has earnings of certain foreign subsidiaries where the Company considers these earnings to be permanently reinvested in their operations. As such, no U.S. tax cost has been provided on approximately $261 million of earnings at December 31, 2006. If the Company changes its intent related to these earnings additional tax would be required.

Contingencies

On an ongoing basis, the Company assesses potential liabilities related to any lawsuits or claims brought against it, including antitrust related matters. The Company accrues for such liabilities when it determines that it is probable that a loss has been incurred and a reasonable estimate of the loss can be made. Determining the outcome of claims and litigation and estimating related costs and expense involves substantial uncertainties that could cause actual costs to vary materially from estimates. In making the determination of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, the nature of specific claims including unasserted claims, the Company’s experience with similar types of claims, the jurisdiction in which the matter is filed, the existence of other defendants, input from outside legal counsel and the current status of the matter. The Company also assesses the likelihood of recovery from insurance, and, in those cases in which realization of an insurance recovery is deemed probable, the Company records a corresponding asset. The Company intends to assert all meritorious legal defenses and will pursue all other equitable factors that are available to it with respect to such matters; however, the resolution of these matters could have a material adverse effect on its consolidated results of operations and cash flows. For further information see Note 21—Legal Matters in the Notes to Consolidated Financial Statements, and Item 3 “Legal Proceedings” under Part 1 of this document.

Share-Based Compensation

The Company provides share-based compensation to a number of its employees. Effective January 1, 2006 the Company adopted the provisions of Statement 123(R) “Share-Based Payment” (“Statement 123(R)”) and Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) using the modified prospective method. Under the modified prospective method, the compensation cost for all new awards and awards modified, repurchased or cancelled after the date of adoption of Statement 123(R), as well as the unrecognized compensation cost of unvested awards as of the date of adoption are recognized in earnings based on the grant-date fair value of those awards. The Company’s assessment of the estimated compensation expense is affected by its stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the grant-date fair value of any new awards, the volatility of the Company’s stock price and employee stock option exercise behavior. The Company will recognize compensation cost for stock-based awards issued after January 1, 2006 on a straight-line basis over the requisite service period for each separately vesting tranche as if multiple awards were granted.

ACCOUNTING DEVELOPMENTS

Implemented in 2006

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4.”  Statement No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, requiring these items be recognized as current-period charges.  In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The Company prospectively adopted the provisions of Statement No. 151 on January 1, 2006.  The adoption of Statement No. 151 changed the timing of when certain manufacturing variances will be recognized in consolidated earnings.  The adoption of Statement No. 151 did not have a material impact on the Company’s consolidated earnings and financial position for the year ended December 31, 2006.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (FASB 123(R)), which replaced Statement No. 123, “Accounting for Stock-Based Compensation” (FASB 123) and supersedes

Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).  FASB 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value, beginning with the first annual period after June 15, 2005.  Effective January 1, 2006, the Company adopted FASB 123(R) using the modified prospective method. Under the modified prospective method, the compensation cost for all new awards and awards modified, repurchased or cancelled after the date of adoption of FASB 123(R), as well as the unrecognized compensation cost of unvested awards as of the date of adoption, are recognized in earnings based on the grant-date fair value of those awards.  As a result of adopting FASB 123(R), on January 1, 2006, incremental stock-based compensation expense recognized was $8.8 million ($5.6 million after-tax and $0.02 per basic and diluted earnings per share) for the year ended December 31, 2006, primarily attributable to the Company’s stock option program.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amends Statement No. 87, “Employers’ Accounting for Pensions” and Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  Under Statement No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under Statement No. 87 and Statement No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive loss, net of tax effects, until they are amortized as a component of net periodic cost.  The Company adopted the balance sheet recognition provisions of Statement No. 158 as of December 31, 2006, which resulted in a reduction to stockholders’ equity at December 31, 2006 of $59.1 million, before tax (39.8 million, net of taxes).  The Company will adopt the change to the December 31 measurement date in 2008.  See Note 17 - Pension and Other Post-Retirement Benefit Plans for further details.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, (SAB 108) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet (the iron curtain method) and income statement (the rollover method) approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  The Company adopted the provisions of SAB 108 in the quarter ended December 31, 2006.  As a result of adopting SAB 108 and electing to use the one-time transitional adjustment, the Company made an adjustment to the opening balance of retained earnings for $12.2 million ($4.4 million net of tax).  See the Note 24 - Adoption of Staff Accounting Bulletin 108 for further details.

Future Implementations

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

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, which is effective for the Company as of the interim reporting period beginning January 1, 2007.  The validity of any tax position is a matter of tax law, and generally there is no controversy about recognizing the benefit of a tax position in a company’s financial statements when the degree of confidence is high that the tax position will be sustained upon examination by a taxing authority.  The tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain.  Under FIN 48, the impact of an uncertain income tax position on the income tax provision must be recognized as the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  FIN 48 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit.  In addition, FIN 48 requires interest to be recognized on the full amount of deferred benefits for uncertain tax positions.  An income tax penalty is recognized as expense when the tax position does not meet the minimum statutory threshold to avoid the imposition of a penalty.  The Company is currently in the process of determining the impact of FIN 48 on its financial position and its results of operations.

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

OUTLOOK

The Company will continue its strategy of setting prices that reflect the value in use of the Company’s products and offset as much as possible increases in raw material and energy costs. In doing so, the Company is committed to working with customers to achieve its targeted operating profit margin and, in the case of non-flame retardant plastic additives, to recapture profitable volume lost in the second half of 2005. This will be critical to maintaining and improving operating profit margins as increases in raw material and energy costs are expected to continue.  Increases to raw material and energy costs are anticipated due, in large part, to volatility in the worldwide pricing of hydrocarbon based and precious metal raw materials and natural gas, which the Company requires to manufacture its products.  It is generally accepted that pricing of these resources has increased mainly due to procurement competition from emerging economies which the Company expects to continue during 2007.

The Company anticipates that 2007 will reflect continued strength in the flame retardant, urethanes and petroleum additive product lines, and in the Consumer Products segment.

The Company is actively working to reduce costs within its control.  The Company will assess how demand fluctuations have affected manufacturing overhead costs and evaluate ways to control those costs, including the evaluation of manufacturing operations to identify any potential opportunities to optimize those operations and continue to work closely with its customers to maximize profitable volume.

Based on results through 2006, the Company anticipates the following in 2007:

•                  On February 3, 2007, an asset purchase agreement was signed by the Company to sell its EPDM business and certain assets of its Rubber Chemicals business for $162.5 million.  The transaction is subject to certain conditions, including regulatory approvals, financing and a comprehensive financial audit.  The Company expects the transaction to close in the first half of 2007.

•                  The Company expects that the Crop Protection segment will stabilize in 2007 after recording lower sales volume in 2006 due to North American weather, competition in the miticides markets, economic pressures in Brazilian agricultural markets and unfavorable manufacturing variances related to production volume. The Company also expects that Crop Protection revenues will be lower than normal in the first quarter, due to a shift in timing to the second and third quarters owing to changes in customer order timing.

•                  The Company continues to drive cost savings opportunities with at least $20 to $30 million net savings expected to cost of products sold in 2007.  The Company has also approved additional 2007 savings programs designed to achieve at least $10 million in reductions in SG&A and research costs.

•                  The Company has budgeted raw material and energy costs increases of approximately $44 million over 2006.

•                  Depreciation and amortization of approximately $220 million, which includes approximately $47 million of additional depreciation due to a change in the estimated useful life of assets related to several of the Company’s manufacturing facilities.

•                  Dividends of approximately $48 million, which reflects the annual dividend of twenty cents per share.

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

•                  The ability to obtain increases in selling prices to offset increases in raw material and energy costs.

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

•                  The ability to reduce our indebtedness levels.

•                  The ability to recover our deferred tax assets.

•                  The ability to remain compliant with our debt covenants or obtain necessary waivers.

•                  Other risks and uncertainties detailed in Item 1A.Risk Factors or in our filings with the Securities and Exchange Commission.

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

The Company has short-term exposure to changes in foreign currency exchange rates resulting from transactions entered into by the Company and its foreign subsidiaries in currencies other than their local currency (primarily trade payables and receivables).  The Company is also exposed to currency risk on intercompany transactions (including intercompany loans).  The Company manages these transactional currency risks on a consolidated basis, which allows it to net its exposure.  The Company purchases foreign currency forward contracts, primarily denominated in Euros, Canadian dollars, British Pounds Sterling, Mexican Pesos, Australian dollars and Swiss Francs to hedge its transaction exposure.  These contracts are generally settled on a monthly basis.  Realized and unrealized gains and losses on foreign currency forward contracts are recognized in other expense, net, to offset the impact of valuing recorded foreign currency trade payables, receivables and intercompany transactions.  The Company has not designated these derivatives as hedges under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” FASB Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and FASB Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities,” although it believes these instruments help reduce the Company’s exposure to foreign currency risk. The net effect of the realized and unrealized gains and losses on these derivatives and the underlying transactions is not significant at December 31, 2006 and 2005.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates.  The table presents principal cash flows and related weighted-average interest rates by expected maturity date for the Company’s long-term debt.  Weighted-average variable interest rates are based on the applicable floating rate index as of December 31, 2006.

Interest Rate Sensitivity

(In thousands)	2007	2008	2009	2010	2011	2012 and Thereafter	Total	Fair Value at 12/31/06
Long-term debt:
Fixed rate debt	$—	$1,000	$401,000	$—	$—	$650,000	$1,052,000	$1,053,737
Average rate debt	6.92%	6.92%	6.92%	6.88%	$6.88%	6.88%

Variable rate debt	$—	$1,559	$919	$275	$275	$17,776	$20,804	$20,804
Average rate debt (a)	4.11%	4.17%	4.04%	4.02%	4.02%	4.01%

(a)             Average interest rate is based on rates in effect at December 31, 2006.

The Company uses price swap contracts as cash flow hedges to convert approximately 75 percent of its forecasted natural gas purchases from variable price to fixed price purchases.  These contracts are designated as hedges of a portion of the Company’s forecasted natural gas purchases for a rolling three-year period.  These contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based.  The differential paid or received as natural gas prices change is reported in accumulated other comprehensive loss.  These amounts are subsequently reclassified into costs of products sold when the related inventory layer is liquidated.  The fair value of the contracts at December 31, 2006 was a loss $10.7 million, which was recorded as a component of accumulated other comprehensive loss.  Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes.  A hypothetical ten percent increase in the cost of natural gas at December 31, 2006 would result in an increase in the fair market value of the outstanding derivatives by $5.5 million to a fair market value loss of $5.3 million; conversely, a hypothetical ten percent decrease in the cost of natural gas would result in a decrease in the fair market value of the outstanding derivatives by $5.5 million to a fair market value loss of $16.2 million.

The Company has accounts receivable programs to sell accounts receivable to agent banks.  The fees charged for the programs are sensitive to changes in interest rates.  At December 31, 2006, $140.5 million of domestic accounts receivable have been sold at an average cost of approximately 5.76% and $139.0 million of international accounts receivable have been sold at an average cost of approximately 7.14%.  At December 31, 2005, $28.9 million of domestic accounts receivable have been sold at an average cost of approximately 4.47% and $56.3 million of international accounts receivable have been sold at an average cost of approximately 7.77% (for further information see Note 6 - Accounts Receivable Programs included in the Notes to the Consolidated Financial Statements).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2006, 2005 and 2004

(In thousands, except per share data)

	2006	2005	2004

NET SALES	$3,722,707	$2,986,608	$2,285,231

COSTS AND EXPENSES
Cost of products sold	2,814,214	2,203,115	1,759,900
Selling, general and administrative	394,673	333,080	273,240
Depreciation and amortization	214,151	157,822	118,181
Research and development	65,453	51,826	47,880
Facility closures, severance and related costs	5,482	22,713	62,808
Antitrust costs	89,534	49,109	113,736
Merger costs	17,010	45,230	—
In-process research and development	—	73,300	—
(Gain) loss on sale of businesses, net	12,283	(3,199)	(1,302)
Income related to sale of Gustafson joint venture	(1,500)	—	(93,448)
Impairment of non-current assets	80,263	—	—
Equity income	(4,416)	(1,765)	(14,109)

OPERATING PROFIT	35,560	55,377	18,345
Interest expense	102,485	107,701	78,441
Loss on early extinguishment of debt	44,030	55,091	20,063
Other expense, net	6,428	12,237	11,588

Loss from continuing operations before income taxes and cumulative effect of accounting change	(117,383)	(119,652)	(91,747)
Income tax provision (benefit)	135,625	65,198	(49,788)
Loss from continuing operations before cumulative effect of accounting change	(253,008)	(184,850)	(41,959)
Earnings from discontinued operations	—	2,645	5,227
Gain (loss) on sale of discontinued operations	47,491	(3,889)	2,142
Cumulative effect of accounting change	—	(546)	—

Net Loss	$(205,517)	$(186,640)	$(34,590)

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Loss from continuing operations before
cumulative effect of accounting change	$(1.05)	$(1.04)	$(0.37)
Earnings from discontinued operations	—	0.01	0.05
Gain (loss) on sale of discontinued operations	0.20	(0.02)	0.02
Cumulative effect of accounting change	—	—	—
Net Loss	$(0.85)	$(1.05)	$(0.30)

Basic and Diluted Weighted—average shares outstanding	240,486	$178,404	$114,736

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Years ended December 31, 2006 and 2005

(In thousands, except per share data)

	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$95,113	$138,556
Accounts receivable	342,141	547,857
Inventories	660,408	661,617
Other current assets	288,128	193,570
Total current assets	1,385,790	1,541,600

NON-CURRENT ASSETS
Property, plant and equipment	1,147,233	1,192,335
Cost in excess of acquired net assets	1,176,809	1,211,459
Intangible assets, net	550,705	620,677
Other assets	138,869	419,932

	$4,399,406	$4,986,003

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term borrowings	$48,118	$60,168
Accounts payable	284,637	310,485
Accrued expenses	460,996	444,336
Income taxes payable	94,225	160,700
Total current liabilities	887,976	975,689

NON-CURRENT LIABILITIES
Long-term debt	1,063,360	1,309,603
Pension and post-retirement health care liabilities	439,924	618,539
Other liabilities	329,242	306,775

STOCKHOLDERS’ EQUITY
Common stock — $.01 par value Authorized- 500,000 shares Issued- 252,280 shares in 2006 and 251,481 shares in 2005	2,522	2,515
Additional paid-in capital	3,005,101	2,950,649
Accumulated deficit	(1,127,870)	(869,873)
Accumulated other comprehensive loss	(34,007)	(141,052)
Treasury stock at cost- 11,490 shares	(166,842)	(166,842)
Total stockholders’ equity	1,678,904	1,775,397

	$4,399,406	$4,986,003

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2006, 2005 and 2004

(In thousands of dollars)

Increase (decrease) in cash	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(205,517)	$(186,640)	$(34,590)
Adjustments to reconcile net loss to net
cash provided by (used in) operations:
Gain on sale of Gustafson joint venture	(1,500)	—	(92,938)
Loss on sale of businesses, net	12,283	(3,199)	(1,302)
Gain (loss) on sale of discontinued operations	(47,491)	3,889	(2,142)
Gain on sale of equity interest in venture	(5,729)	—	—
Impairment of non-current assets	80,263	—	—
Loss on early extinguishment of debt	44,030	55,091	20,063
Depreciation and amortization	214,151	160,602	126,086
Stock-based compensation expense	13,703	5,001	5,283
Provision for doubtful accounts	19,793	11,253	9,328
Equity income, net of cash distributions	2,790	(1,528)	(14,109)
In-process research and development	—	73,300	—
Cumulative effect of accounting change	—	546	—
Deferred taxes	97,446	(483)	(45,279)
Changes in assets and liabilities, net:
Accounts receivable	23,462	73,439	(4,238)
Accounts receivable - securitization	194,307	(104,771)	(9,530)
Inventories	18,443	32,561	(17,127)
Other current assets	5,682	(8,213)	7,313
Other assets	41,660	(24,069)	34,005
Accounts payable	(33,496)	(60,276)	(7,040)
Accrued expenses	(56,110)	(73,669)	64,077
Income taxes payable	(52,775)	25,087	(29,619)
Other current liabilities	—	—	11,798
Deposit for civil antitrust settlement	(51,000)	—	—
Pension and post-retirement health care liabilities	(68,317)	(49,772)	(21,326)
Other liabilities	9,796	(765)	37,952
Other	(5,079)	(6,596)	(389)
Net cash provided by (used in) operations	250,795	(79,212)	36,276

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sale of businesses	196,141	108,809	151,219
Cash acquired in acquisitions, net of transaction costs paid	(8,842)	57,397	—
Merger transaction costs paid	(8,540)	(16,259)	—
Capital expenditures	(127,999)	(104,365)	(65,231)
Other investing activities	331	5,563	253
Net cash provided by investing activities	51,091	51,145	86,241

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) credit facility	(414,095)	383,000	(57,000)
Payments on long-term notes	(323,689)	(406,498)	(490,006)
Proceeds from long-term notes	497,262	9,000	597,499
Proceeds from (payments on) short-term borrowings	(16,125)	35,667	44
Premium paid on early extinguishment of debt	(35,703)	(40,657)	(19,044)
Payments for debt issuance costs	(5,775)	(2,547)	(23,113)
Dividends paid	(48,099)	(35,555)	(22,931)
Repayment of insurance policy loan	(9,854)	—	—
Proceeds from exercise of stock options	3,359	75,275	6,529
Other financing activities	(2,017)	(856)	2,077
Net cash (used in) provided by financing activities	(354,736)	16,829	(5,945)

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	9,407	(8,906)	2,915
Change in cash and cash equivalents	(43,443)	(20,144)	119,487
Cash and cash equivalents at beginning of period	138,556	158,700	39,213
Cash and cash equivalents at end of period	$95,113	$138,556	$158,700

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2006, 2005 and 2004

(In thousands, except per share data)

	Common Shares Issued	Treasury Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total
BALANCE, DECEMBER 31, 2003	119,152	4,660	$1,192	$1,034,027	$(590,157)	$(96,463)	$(45,890)	$302,709
Comprehensive income:
Net loss					(34,590)			(34,590)
Equity adjustment for translation of foreign currencies						74,746		74,746
Minimum pension liability adjustment (net of deferred tax benefit of $2,739)						(6,271)		(6,271)
Other						5,616		5,616
Total comprehensive income								39,501
Cash dividends ($0.20 per share)					(22,931)			(22,931)
Stock options and other issuances		(1,162)		(1,745)			11,446	9,701
BALANCE, DECEMBER 31, 2004	119,152	3,498	1,192	1,032,282	(647,678)	(22,372)	(34,444)	328,980
Comprehensive loss:
Net loss					(186,640)			(186,640)
Equity adjustment for translation of foreign currencies						(97,063)		(97,063)
Cumulative currency translation gain on liquidation of foreign subsidiary related to discontinued operations						(27,954)		(27,954)
Minimum pension liability adjustment (net of deferred tax expense of $1,911)						3,221		3,221
Other (net of deferred tax benefit of $3,405)						3,116		3,116
Total comprehensive loss								(305,320)
Cash dividends ($0.20 per share)					(35,555)			(35,555)
Acquisition of Great Lakes	127,625	11,490	1,276	1,851,452			(166,842)	1,685,886
Stock options exercised	3,729	(3,322)	37	42,935			32,303	75,275
Other issuances	975	(176)	10	23,980	—		2,141	26,131
BALANCE, DECEMBER 31, 2005	251,481	11,490	2,515	2,950,649	(869,873)	(141,052)	(166,842)	1,775,397
Cumulative effect of adoption of SAB 108					(4,386)			(4,386)
BALANCE, JANUARY 1, 2006	251,481	11,490	2,515	2,950,649	(874,259)	(141,052)	(166,842)	1,771,011
Comprehensive loss:
Net loss					(205,517)			(205,517)
Equity adjustment for translation of foreign currencies, net of deferred tax expense of $9,349						107,265		107,265
Minimum pension liability adjustment, net of deferred tax expense of $34,980						51,748		51,748
Other						70		70
Changes in fair value of derivatives						(12,220)		(12,220)
Total comprehensive loss								(58,654)
Unrecognized pension and post-retirement plan costs, net of deferred tax benefit of $20,146						(39,818)		(39,818)
Cash dividends ($0.20 per share)					(48,099)			(48,099)
Stock-based compensation				11,839				11,839
Fair Value of stock options converted (Great Lakes merger)				35,813				35,813
Stock options exercised	460		4	3,355				3,359
Other issuances	339		3	3,445	5			3,453
BALANCE, DECEMBER 31, 2006	252,280	11,490	$2,522	$3,005,101	$(1,127,870)	$(34,007)	$(166,842)	$1,678,904

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Chemtura Corporation and its wholly-owned and majority-owned subsidiaries, including the results of operations of Great Lakes Chemical Corporation (Great Lakes) commencing on July 1, 2005, which are collectively referred to as “the Company.”  Other affiliates in which the Company has a 20% to 50% ownership interest or a non-controlling majority interest are accounted for in accordance with the equity method. Other investments in which the Company has less than 20 percent ownership are recorded at cost.  In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by FASB Interpretation No. 46 (R) Consolidation of Variable Interest Entities (FIN 46R) and to assess whether it is the primary beneficiary of such entities.  If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FIN 46(R).  All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Discontinued Operations

On June 24, 2005, the Company sold certain assets and assigned certain liabilities of its Refined Products business to Sun Capital Partners Group, Inc. As a result, the operations of the Refined Products business have been classified as earnings from discontinued operations (net of tax) in the consolidated statements of operations for all prior periods presented.  The consolidated statements of cash flows have not been adjusted to reflect the discontinued operations and, thus, include the cash flows of the Refined Products business through June 24, 2005.  Refer to Note 3 — Divestitures - Discontinued Operations for further information.

Reclassifications

In the third quarter of 2006, the Company reclassified certain amounts relating to operations from other expense, net to SG&A, (gain) loss on sale of businesses, net and income related to the sale of Gustafson joint venture in the consolidated statements of operations.  The items reclassified include (a) legacy Witco pension and other post-retirement benefit obligations related to businesses for which the Company has continuing involvement, (b) gain on the settlement of a contractual matter, (c) gains and losses on the sales of businesses which did not meet the criteria to be considered discontinued operations and (d) gains on the sale of equity method investments for which equity income had previously been reported within operating profit.  Additionally, in the fourth quarter of 2006, the Company reclassified a gain relating to a government grant, which was reported in the first quarter of 2006, from other expense, net to SG&A.  Although the Company properly classified these items within loss from continuing operations, the Company did not properly include these items as a component of operating profit in prior periods.

The following tables represent the effect of these reclassifications on prior period interim financial statements in 2006 and 2005.  Additionally, the Company has provided the effect of all such reclassifications on previously reported financial statements for the years ended December 31, 2005 and 2004.  The effect of the 2006 reclassification on the consolidated statements of operations for three, six and nine month periods of 2006 is as follows:

	Periods ended in 2006
(increase/(decrease)) (In thousands)	Three Months March 31,	Six Months June 30,	Nine Months September 30,
SG&A	$(4,170)	$(4,042)	$(4,300)
(Gain) loss on sale of business, net	—	12,475	—
Operating profit (loss)	$4,170	$(8,433)	$4,300

Other expense, net	$4,170	$(8,433)	$4,300

The effect of the 2006 reclassification on prior year annual consolidated statements of earnings is as follows:

(increase/(decrease))	Years ended December 31,
(In thousands)	2005	2004
SG&A	$2,726	$2,625
(Gain) loss on sale of businesses, net	(3,199)	(1,302)
Income related to sale of Gustafson joint venture	—	(93,448)
Operating profit	$473	$92,125

Other expense, net	$473	$92,125

These reclassifications had no impact on the Company’s previously reported loss from continuing operations, earnings from discontinued operations, net loss or basic or diluted loss per share amounts.  Additionally, the effect of these changes did not affect the Company’s calculations under any debt covenants or for executive compensation plans.

Accounting Policies

Revenue Recognition

Substantially all of the Company’s revenues are derived from the sale of products.  Revenue is recognized when risk of loss of, and title to, the product is transferred to the customer, which usually occurs at the time shipment is made.  Substantially all of the Company’s products are sold FOB (“free on board”) shipping point or on an equivalent basis based upon when risk of loss of, and title to, the product is transferred to the customer. The Company’s standard terms of delivery are included on its sales invoices and order confirmation documents.

Customer Rebates

The Company accrues for the estimated cost of customer rebates as a reduction of sales.  Customer rebates are primarily based on customers achieving defined sales targets over a specified period of time.  The Company estimates the cost of these rebates based on the likelihood of the rebate being achieved and recognizes the cost as a deduction from sales when such sales are recognized.  Rebate programs are monitored on a regular basis and adjusted as required.  The Company’s accruals for customer rebates were $29.2 million and $32.8 million at December 31, 2006 and 2005, respectively.

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

Other Expenses, Net

The following table is a summary of the (income) and expense items included on the other expense, net line in the consolidated statements of operations.

(In thousands)	2006	2005	2004
Costs of securitization programs and other accounts receivable financing	$16,573	$13,700	$10,829
Equity (income) loss - Davis Standard LLC	(6,084)	237	—
Gain on sale of equity investment - Davis Standard LLC	(5,729)	—	—
Foreign exchange loss	9,550	2,936	1,385
Interest income	(9,446)	(11,690)	(6,255)
Minority interest	1,094	3,389	2,992
Pension and other post-retirement benefits of legacy Witco businesses - interest component	748	2,848	2,637
Other items, individually less than $1,000	(278)	817	—
	$6,428	$12,237	$11,588

The interest income for 2006 and 2005 include interest income resulting from tax settlements of $4.0 million and $2.2 million, respectively.

Pension and other post-retirement benefits of legacy Witco plans represents the accretion of interest on obligations assumed in connection with the purchase of Witco in 1999 relating to businesses for which the Company and the plan participants did not have any continuing involvement either prior or subsequent to the acquisition.

Allowance for Doubtful Accounts

Included in accounts receivable are allowances for doubtful accounts in the amount of $32.1 million in 2006 and $30.5 million in 2005.  The allowance for doubtful accounts reflects a reserve representing the Company’s estimate of the amounts that may not be collectible.  In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, and economic trends. From time to time, the Company may adjust its assumptions for anticipated changes in any of these or other factors expected to affect collectability.

Inventory Valuation

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation.  Depreciation expense ($172.3 million in 2006, $129.5 million in 2005 and $101.3 million in 2004) is computed on the straight-line method using the following ranges of asset lives: land improvements - 3 to 20 years; buildings and improvements - 2 to 40 years; machinery and equipment - 2 to 25 years; information systems equipment - 2 to 7 years; and furniture, fixtures and other - 1 to 15 years.

Renewals and improvements that extend the useful lives of the assets are capitalized.  Capitalized leased assets and leasehold improvements are depreciated over the shorter of their useful lives or the remaining lease term.  Expenditures for maintenance and repairs are charged to expense as incurred.

Intangible Assets

Patents, trademarks and other intangibles are being amortized principally on a straight-line basis using the following ranges for their estimated useful lives: patents 10 to 20 years; trademarks 10 to 40 years; customer relationships 5 to 25 years; production rights 10.5 years; and other intangibles primarily 5 to 19 years.  Further information is provided in Note 9 — The Goodwill and Intangible Assets included herein.

Recoverability of Long-Lived Assets and Goodwill

The Company evaluates the recoverability of the carrying value of its long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under such circumstances, the Company assesses whether the projected undiscounted cash flows of its businesses are sufficient to recover the existing unamortized cost of its long-lived assets.  If the undiscounted projected cash flows are not sufficient, the Company calculates the impairment amount by discounting the projected cash flows using its weighted-average cost of capital.  The amount of the impairment is written off against earnings in the period in which the impairment is determined in accordance with FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The Company evaluates the recoverability of the carrying value of goodwill on an annual basis as of July 31, or sooner if events occur or circumstances change, in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  See Note 9 - Goodwill and Intangible Assets for further details.

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

Litigation and Contingencies

In accordance with FAS 5, Accounting for Contingencies, the Company records in its consolidated financial statements amounts representing the Company’s estimated liability for claims, guarantees and litigation.  As information about current or future litigation or other contingencies becomes available, management assesses whether such information warrants the recording of additional expenses relating to those contingencies.  See Note 21 - Legal Matters and Note 22 - Contingencies for further details.

Stock-Based Compensation

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

The Company recognizes compensation cost for stock-based awards issued after January 1, 2006 over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  As a result of adopting FASB 123(R), on January 1, 2006, incremental stock-based compensation expense recognized was $8.8 million ($5.6 million after-tax and $0.02 per basic and diluted earnings per share) for the year ended December 31, 2006, primarily attributable to the Company’s stock option program.

Through December 31, 2005, the Company elected to continue its historical method of accounting for stock-based compensation in accordance with APB 25, as permitted under FASB 123 and FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (FASB 148). Under APB 25, compensation expense for fixed plans was recognized based on the difference between the exercise price and the stock price on the date of grant. Since the Company’s fixed plan awards were granted with an exercise price equal to the stock price on the date of grant, no compensation expense was recognized in the statement of earnings for these awards.  However, compensation expense was recognized for the restricted stock awards under the Company’s long-term incentive programs in accordance with the provisions of APB 25.  The following table illustrates the effect on net loss and related per share amounts for the years ended December 31, 2005 and 2004, as if the Company had applied the fair value recognition provisions of FASB 123 and FASB 148 to all stock-based employee compensation awards.

(In thousands, except per share data)	2005	2004
Net loss, as reported	$(186,640)	$(34,590)
Stock-based employee compensation expense (income)
included in net loss, net of tax	3,200	3,223
Total stock-based employee compensation determined under fair value based accounting method for all awards, net of tax	(8,008)	(6,302)
Pro forma net earnings loss	$(191,448)	$(37,669)

Net loss per share:
Basic and diluted – as reported	$(1.05)	$(0.30)
Basic and diluted – pro forma	$(1.07)	$(0.33)

Derivative Instruments

Derivative instruments are presented in the accompanying consolidated financial statements at fair value as required by accounting principles generally accepted in the United States.  Further information is provided in Note 18 - Derivative Instruments and Hedging Activities.

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

Cash Flows

Cash and cash equivalents include bank term deposits with original maturities of three months or less. Included in the Company’s cash balance at December 31, 2006 and 2005, is approximately $0.8 million and $2.4 million, respectively, of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.

Cash payments included interest payments of $103.6 million in 2006, $105.7 million in 2005 and $62.4 million in 2004. Cash payments also included net income tax payments of $68.1 million in 2006, $41.9 million in 2005 and $26.8 million in 2004.

Below is the supplemental schedule of investing and financing activities for the year ended December 31, 2005 related to the Merger.

(In thousands)	2005
Fair value of non-cash assets acquired in acquisition	$2,858,880
Cash acquired in acquisition	125,747
In-process research and development	73,300
Issuance of common stock in acquisition, net of registration costs	(1,852,728)
Treasury stock acquired	166,842
Liabilities assumed in acquisition	$1,372,041

Accounting Developments

Implemented in 2006

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

151 did not have a material impact on the Company’s consolidated results of operations and financial position for the year ended December 31, 2006.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amends Statement No. 87, “Employers’ Accounting for Pensions” and Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  Under Statement No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under Statement No. 87 and Statement No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive loss, net of tax effects, until they are amortized as a component of net periodic cost.  The Company adopted the balance sheet recognition provisions of Statement No. 158 as of December 31, 2006, which resulted in a reduction to stockholders’ equity at December 31, 2006 of $59.1 million, before tax ($39.8 million, net of taxes).  The Company will adopt the change to the December 31 measurement date in 2008.  See Note 17 - Pension and Other Post-Retirement Benefit Plans for further details.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, (SAB 108) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet (the iron curtain method) and income statement (the rollover method) approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  The Company adopted the provisions of SAB 108 in the quarter ended December 31, 2006.  As a result of adopting SAB 108 and electing to use the one-time transitional adjustment, the Company made an adjustment to the opening balance of retained earnings for $12.2 million ($4.4 million net of tax).  See the Note 24 - Adoption of Staff Accounting Bulletin 108 for further details.

Future Implementations

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

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, which is effective for the Company as of the interim reporting period beginning January 1, 2007.  The validity of any tax position is a matter of tax law, and generally there is no controversy about recognizing the benefit of a tax position in a company’s financial statements when the degree of confidence is high that the tax position will be sustained upon examination by a taxing authority.  The tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain.  Under FIN 48, the impact of an uncertain income tax position on the income tax provision must be recognized as the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  FIN 48 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit.  In addition, FIN 48 requires interest to be recognized on the full amount of deferred benefits for uncertain tax positions.  An income tax penalty is recognized as expense when the tax position does not meet the minimum statutory threshold to avoid the imposition of a penalty.  The Company is currently in the process of determining the impact of FIN 48 on its financial position and its results of operations.

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

2) MERGERS AND ACQUISITIONS

Merger

Effective July 1, 2005, the Company and Great Lakes completed an all-stock merger transaction (the “Merger”).  In accordance with the terms of the agreement, Great Lakes shareholders received 2.2232 shares of the Company’s common stock for each share of Great Lakes common stock resulting in the issuance of approximately 116.1 million shares, which is net of 11.5 million treasury shares, of the Company’s common stock with a fair value of approximately $1.85 billion. The fair value is based on a fair value per common share of $14.52, which represents the average of the closing prices on March 9, 2005, the date the terms of the agreement were agreed to and announced, and the two days before and after that date.  The Company has also exchanged all of the outstanding vested and unvested Great Lakes stock options for 8.1 million of fully vested stock options of the Company, valued at $35.8 million.  The total purchase price, including the value of the common stock and stock options issued, was $1.89 billion. In addition, vesting was accelerated for substantially all of the outstanding unvested restricted share units of Great Lakes.  As a result of the Merger, the Company obtained a 100% equity interest in Great Lakes.

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

(In thousands)
Cash and cash equivalents	$125,747
Accounts receivable	347,154
Inventories	371,689
Other current assets	86,075
Property, plant and equipment	573,024
Cost in excess of acquired net assets (goodwill)	921,955
In-process research and development	73,300
Other intangible assets	518,000
Other assets	103,250
Short-term borrowings	(29,816)
Accounts payable	(170,120)
Accrued expenses	(274,792)
Income taxes payable	(69,415)
Long-term debt	(454,475)
Pension and post-retirement health care benefits	(128,642)
Other liabilities	(271,233)
Treasury stock	166,842
Total purchase price	$1,888,543

In-process research and development of $73.3 million had no future alternate use and was written off to operations during 2005.

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

(In thousands, except per share data)	2005	2004
Net sales	$3,898,442	$3,888,930

Loss from continuing operations (a)	$(147,840)	$(20,044)

Net earnings (loss) (a) (b)	$(152,852)	$30,280

Basic and diluted earnings (loss) per share: Loss from continuing operations	$(0.63)	$(0.09)

Net earnings (loss)	$(0.65)	$0.13

Weighted average shares outstanding — basic and diluted	235,925	228,180

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

The pro forma adjustments included in the loss from continuing operations and in net earnings (loss) above are summarized as follows:

(In thousands)	2005	2004
Reduction in pension expense (1)	$1,950	$5,308
Reduction in interest expense (2)	4,404	7,220
Depreciation (3)	5,274	10,548
Amortization (4)	(9,154)	(18,109)
Inventory accounting (5)	(903)	(427)
Reversal of merger costs (6)	138,429	—
Pro forma adjustments — gross	$140,000	$4,540

Pro forma adjustments — net of tax	$112,539	$2,004

(1)          Pension — represents a reduction in pension expense, principally due to the elimination of the impact of amortization of historical gains and losses from Great Lakes’ historical net periodic benefit cost.

(2)          Interest — represents the impact on interest expense of amortization of the fair value adjustment to Great Lakes’ long-term debt.

(3)          Depreciation — represents the impact on depreciation expense of the fair value adjustment and change in the remaining useful lives of Great Lakes’ property, plant and equipment.

(4)          Amortization — represents the impact on amortization expense of the fair value adjustment and change in remaining useful life of Great Lakes’ intangible assets.

(5)          Inventory accounting — represents the impact of conforming Great Lakes’ inventory variance capitalization policy to a consistently applied method utilized by the Company.

(6)          Merger Costs — represents the reversal of merger-related expenses incurred by Great Lakes and recognized in their pre-merger operating results.

As a result of the Merger, the Company assumed the merger-related liabilities of Great Lakes, which primarily related to the change in control provisions in employment contracts that were triggered by the Merger.  A reconciliation of this reserve balance from July 1, 2005 is as follows:

(In thousands)	Severance and Related Costs (a)	Merger Integration Costs (b)	Total
Great Lakes liability assumed at July 1, 2005	$41,569	$27,345	68,914
2005 purchase price adjustments	2,851	20,788	23,639
Cash payments	(37,783)	(46,826)	(84,609)
Non-cash utilization	(302)	(201)	(503)
Balance at December 31, 2005	6,335	1,106	7,441
2006 merger costs through June 30, 2006	1,163	175	1,338
Cash payments	(7,259)	(1,281)	(8,540)
Non-cash utilization	121	—	121
Balance at December 31, 2006	$360	—	$360

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

As a result of the Merger, the Company recorded charges for costs directly related to the Merger as a component of operating profit (loss).  The related reserve activity is summarized as follows:

(In thousands)	Severance and Related Costs (c)	Merger Integration Costs (d)	Total
2005 merger costs	$9,477	$35,753	$45,230
Cash payments	(4,813)	(22,725)	(27,538)
Non-cash utilization	(403)	—	(403)
Balance at December 31, 2005	4,261	13,028	17,289
2006 merger costs	93	16,917	17,010
Cash payments	(3,464)	(29,858)	(33,322)
Non-cash utilization	19	(22)	(3)
Balance at December 31, 2006	$909	$65	$974

(c) Includes severance relating to former Crompton personnel only.

(d) Includes primarily consulting costs related to the integration of Crompton and Great Lakes.

The above merger related reserves are included in accrued expenses on the Company’s consolidated balance sheets at December 31, 2006 and 2005.

As of December 31, 2006, the Company terminated approximately 600 employees worldwide, as a direct result of the Merger.

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

3) DIVESTITURES

Discontinued Operations

Refined Products

On June 24, 2005, the Company sold certain assets and assigned certain liabilities of its Refined Products business to Sun Capital Partners Group, Inc. (Sun) for $80 million.  The consideration that the Company received was subject to adjustment based on the change in certain transferred assets and liabilities of the Refined Products business through the closing date and for retained accounts receivable and accounts payable, which resulted in a reduction to the proceeds received by $30.3 million.  The Company also prepaid approximately $6.8 million of the manufacturing costs for certain petroleum additives products that will be manufactured for the Company by Sun. During the second quarter of 2005, the Company recognized a loss on the transaction of $28.2 million (net of an income tax benefit of $14.3 million).  During the fourth quarter of 2005, the Company recognized a gain of $28.3 million primarily due to the elimination of the cumulative currency translation adjustment resulting from the liquidation of a foreign subsidiary engaged in the Refined Products business.  Overall, the transaction did not have a material impact on the Company’s earnings for the year ended December 31, 2005.

The agreement provided for the sale of assets and assignment of liabilities with carrying amounts as follows:

(In thousands)	June 24, 2005
Inventory	$40,928
Other current assets	1,066
Property, plant and equipment, net	42,540
Other assets	11,573
Total assets held for sale	$96,107

Accounts payable	$4,331
Accrued expenses	3,800
Total liabilities held for sale	$8,131

The revenues, operating profit and pre-tax earnings from discontinued operations for 2005 and 2004 are as follows:

(In thousands)	2005	2004
Net sales	$136,419	$264,532

Pre-tax earnings from discontinued operations	$4,013	$8,348
Income tax expense	(1,368)	(3,121)
Earnings from discontinued operations	$2,645	$5,227

Prior to the divestiture of the Refined Products business, the Company’s Refined Products business and Petroleum Additives business shared a manufacturing facility. Contemporaneous with the sale of the Refined Products business, the Company entered into toll manufacturing arrangements with Sun, whereby Sun will continue to manufacture certain products for the Petroleum Additives business. These arrangements extend for up to ten years.  For the year ended December 31, 2006, the Company purchased approximately $50 million from Sun and from the date of sale through December 31, 2005, the Company purchased approximately $16 million from Sun.

The Company has classified the transactions as a discontinued operation in the consolidated statements of operations in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FASB 144”).  Under that Statement the cash flows associated with the continuation of activities are deemed indirect; and therefore, the Company evaluated significant continued involvement in the operations of the Refined Products business.  The Company determined that (a) the Company does not have the ability to significantly influence the operating and financial policies of Sun, nor does it have any authority or interest in any of the components of the revenue or profit generating aspects of the Refined Products business; (b) under the terms of the sale agreement, the Company is prohibited from competing with Sun in the Refined Products business; (c) the Company’s rights are limited to oversight rights related to monitoring the manufacture of products to protect the interests of its Petroleum Additives business, a right that is not uncommon in similar arm’s-length arrangements; and (d) the Company can migrate its supply requirements to other manufacturers.  Accordingly, the Company did not deem its involvement with Sun subsequent to sale to be significant.

OrganoSilicones

On July 31, 2003, the Company sold certain assets and assigned certain liabilities of its OrganoSilicones business unit to the Specialty Materials division of GE and acquired GE’s Specialty Chemicals business.  As a result of this transaction, the Company was to receive quarterly earn-out payments through December of 2006 based on the minimum required payments and additional payments contingent on the combined performance of GE’s existing

Silicones business and the OrganoSilicones business that GE acquired from the Company through September of 2006. The total of such earn-out proceeds was for a minimum of $105 million and a maximum of $250 million.  The minimum earn-out of $105 million was accrued as part of the gain on the sale of the business.  During 2006 and 2005, the Company received a total of $54.4 million and $62.7 million of earn-out proceeds, respectively, of which $28.2 million and $27.7 million represented additional contingent earn-out proceeds received in 2006 and 2005, respectively, related to the combined performance of the GE and OrganoSilicones businesses.  To date through December 31, 2006, the Company received the $105 million minimum earn-out and a cumulative total of $61.2 million of additional contingent earn-out proceeds in excess of the minimum payments.  The Company expects to receive its final additional contingent earn-out payment of $5.8 million during the first quarter of 2007, which represents the performance of GE’s Silicones business during the third quarter of 2006.  This expected payment of $5.8 million has been recorded as a receivable at December 31, 2006, and is included in other current assets in the consolidated balance sheet.

As a result of the expiration of the performance contingency on September 30, 2006 and the expiration of the earn-out period, the total cumulative additional contingent earn-out of $67.0 million ($45.9 million, net of taxes) has been recognized as a gain on the sale of discontinued operations for the year ended December 31, 2006 in the consolidated statement of operations.   Additionally, the Company reversed $1.6 million, net of taxes, of excess reserves related to the OrganoSilicones business as an additional gain on the sale of discontinued operations for the year ended December 31, 2006.

The cumulative additional contingent earn-out proceeds at December 31, 2005 of $33.0 million had not been recognized in earnings, as the recognition of this additional gain was contingent upon the continued favorable future performance of GE’s Silicones business through September 2006.  At December 31, 2005, the balance of additional earn-out proceeds received in excess of the minimum earn-out was included in accrued expenses in the consolidated balance sheet.

Other Dispositions

Gustafson

On March 22, 2004, the Company entered into an agreement with Bayer CropScience LP in the U.S. and Bayer CropScience Inc. in Canada to sell its 50 percent interest in the Gustafson seed treatment joint venture for $128.9 million, of which $126.9 million was received in 2004 and $2 million was contingent upon a licensing consent and the execution of a related supply agreement.  The transaction closed on March 31, 2004 and resulted in a pre-tax gain of $90.9 million in the first quarter of 2004.  The licensing consent and related supply agreement were finalized in December 2004 and resulted in the recognition of an additional pre-tax gain of $2 million in the fourth quarter of 2004.  During the third quarter of 2006, the Company recorded income of $1.5 million representing an adjustment for a contingency related to the 2004 sale of the Gustafson joint venture.

West Lafayette

On June 23, 2006, the Company sold a significant portion of the real estate of the former Great Lakes offices in West Lafayette, Indiana for net proceeds of $6.1 million, representing gross proceeds of $6.5 million less costs incurred to complete this transaction of $0.4 million.  Upon signing a definitive agreement in March 2006, the Company classified the net book value of these assets of $6.5 million as assets held for sale and at that time ceased depreciating these assets.  During the second quarter of 2006, the assets were revalued to $6.1 million reflecting the adjusted fair value under purchase accounting for the Merger. Thus, there was no gain or loss on this transaction.

Industrial Water Additives

On May 12, 2006, the Company sold its Industrial Water Additives (“IWA”) business, which was acquired in the Merger, to BWA Water Additives (“BWA”), a subsidiary of Close Brothers Private Equity located in the United Kingdom.

The Company received cash proceeds of $85.0 million, less a $10.2 million adjustment for retained accounts receivable and accounts payable.  The pre-tax loss on the sale of $12.4 million was recorded during the second quarter of 2006 and is included within (gain) loss on sale of businesses, net in the accompanying consolidated statement of operations for the year ended December 31, 2006.  The following table reconciles the cash proceeds to the pre-tax loss on the sale.

(In thousands)
Cash proceeds	$85,000
Adjustment for retained accounts receivable and accounts payable	(10,185)
Adjusted proceeds	74,815
Less:
Net assets sold	80,960
Transaction costs incurred	3,278
Retention agreements	374
Loss related to supply agreements	2,323
Other	276
Pre-tax loss	$(12,396)

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

The Company considered whether or not the sale of the IWA business constituted a discontinued operation, as defined by FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FASB 144).  Under FASB 144, the involvement of the Company under the supply agreements and the distribution agreement is considered significant and therefore, the requirements for presentation as a discontinued operation have not been met.  The Company will continue to assess the level of involvement and continuing cash flows related to these agreements and, if circumstances change, the Company may be required to reclassify the results as discontinued operations in the consolidated statement of operations.

Davis Standard

On March 31, 2005, the Company entered into an agreement with Hamilton Robinson LLC, a private equity firm, to form a venture (Davis-Standard LLC), which would combine the Company’s Polymer Processing Equipment business and Hamilton Robinson’s Black Clawson Converting Machinery Company.  The transaction closed on April 29, 2005 and resulted in the Company acquiring a 61.24% non-controlling interest in Davis-Standard LLC.  In accordance with EITF 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, the Company is not consolidating the financial statements of Davis-Standard LLC because the holder of the minority interest in

Davis-Standard LLC effectively exercises control over the operations of the business through its majority voting rights. As of the closing date, the Company deconsolidated approximately $136.6 million of assets and $62.8 million of liabilities of the Polymer Processing Equipment business. The investment is recorded in other assets with no significant gain or loss recognized on the transaction. The Company accounted for its investment in Davis-Standard LLC under the equity method and recorded its proportionate share of the venture’s results of operations. The Company recorded $6.1 million of income in 2006 and $0.2 million of expense in 2005 in other expense, net in its consolidated statements of operations for its share of the venture’s earnings.  The carrying amount of the Company’s investment in Davis-Standard LLC was $75.2 million at December 31, 2005.

On October 30, 2006, the Company sold its interest in Davis-Standard LLC for aggregate proceeds of $68.8 million, of which $60.4 million of cash was received as of December 31, 2006.  The remaining amounts were set up as receivables, of which $4.2 million is included in other current assets and $4.2 million is included in other assets in the consolidated balance sheet at December 31, 2006.  Subsequent to September 30, 2006 and prior to the sale, the Company received approximately $13.3 million in cash distributions.  The Company recognized a pretax gain of $5.7 million on the transaction, which is included in other expense, net in its consolidated statement of operations for the year ended December 31, 2006.

4) FACILITY CLOSURES, SEVERANCE AND RELATED COSTS

The Company is in the process of implementing new cost savings initiatives to support its continuing efforts to become more efficient and reduce costs.  As of December 31, 2006, as a result of this initiative, the Company recorded a pre-tax charge of $10.7 million in 2006, primarily for severance costs for approximately 280 employees related to facility closures and employee reductions at several of its manufacturing and research and development facilities around the world.   As a result of this initiative, the Company has terminated approximately 60 employees as of December 31, 2006.   A summary of the charges related to the 2006 program activity are as follows:

(In thousands)	Severance and Related Costs	Asset Write-offs	Other Facility Closure Costs	Total
2006 charge	$10,238	$447	$47	$10,732
Cash payments	(2,870)	—	(47)	(2,917)
Non-cash utilization	(22)	(447)	—	(469)
Balance at December 31, 2006	$7,346	$—	$—	$7,346

In 2004, the Company completed an activity-based restructuring initiative intended to structure the Company’s operations in a more efficient and cost effective manner, including a voluntary severance program.  As a result of this initiative, the Company terminated approximately 780 employees.  During 2004, the Company recorded a pre-tax charge of $54.0 million, primarily for severance costs and related pension curtailments.  During 2005, the Company recorded pre-tax charges totaling $24.0 million, of which $19.5 million related to unrecoverable future lease costs and asset write-offs related to the closure of the Company’s former research and development facility in Tarrytown, NY.  During 2006, the Company recorded a pre-tax credit of $4.0 million, primarily to adjust the reserve for unrecoverable future lease costs at the Tarrytown, NY facility and for other reserves no longer deemed necessary.  Charges and adjustments related to these programs are summarized as follows:

(In thousands)	Severance and Related Costs	Asset Write-offs	Other Facility Closure Costs	Total
2004 charge:
Continuing operations	$50,556	$138	$3,030	$53,724
Discontinued operations	306	—	—	306
Cash payments	(9,061)	—	(1,439)	(10,500)
Non-cash utilization	(1,748)	(138)	—	(1,886)

Balance at December 31, 2004	40,053	—	1,591	41,644
2005 charge	2,898	3,970	17,102	23,970
Cash payments	(34,483)	—	(4,066)	(38,549)
Non-cash charges and accretion	(442)	(3,970)	334	(4,078)
Balance at December 31, 2005	8,026	—	14,961	22,987
2006 credit	(818)	—	(3,139)	(3,957)
Cash payments	(5,772)	—	(3,579)	(9,351)
Non-cash charges and accretion	44	—	962	1,006
Balance at December 31, 2006	$1,480	—	$9,205	$10,685

During the first quarter of 2006, the Company recorded a pre-tax credit of $0.8 million to adjust certain reserves related to the 1998 closure of its Painesville, Ohio facility.

During the fourth quarter of 2004, the Enenco joint venture, in which the Company owned a 50 percent interest, closed its manufacturing facility in Memphis, TN.  As a result of the closure, the Company recorded a pre-tax charge of $4.6 million, which included $2.3 million related to the write-off of the Company’s investment in affiliate, $1.8 million for environmental decommissioning and demolition and $0.5 million for other closure related costs.  During the first quarter of 2005, the Company acquired the remaining 50 percent interest from its joint venture partner and as a result accounts for Enenco as a wholly-owned subsidiary of the Company.  This transaction resulted in a pre-tax credit to facility closures, severance and related costs during of 2005 of $2.4 million due to recoveries from the joint venture partner of $1.2 million, adjustments to third party accruals of $1.0 million and adjustments to decommissioning and demolition reserves of $0.2 million.  During 2006, the Company recorded a pre-tax credit adjustment of $0.4 million to facility closures, severance and related costs for reserves related to Enenco.

In addition, during the first quarter of 2004, the Company completed the sale of its manufacturing facility in Freeport, Grand Bahama Island and recorded a $2.1 million pre-tax facility closure charge primarily for asset write-offs.

At December 31, 2006, the Company also had remaining reserves of $0.3 million and $0.5 million relating to its 2003 cost reduction program and its 2001 cost reduction initiative and corporate headquarters relocation, respectively.  The reserve balances for these programs were $0.8 million and $1.0 million, respectively, at December 31, 2005.  At December 31, 2005, the Company also had a reserve of $0.5 million related to its 2004 executive reorganization, which was fully utilized in 2006.  The activity in these reserves during 2006 and 2005 were primarily due to payments and immaterial reserve revisions.

The Company has included $12.6 million and $14.0 million of its facility closures, severance and related cost reserves in accrued expenses at December 31, 2006 and December 31, 2005, respectively, and $6.2 million and $11.4 million, respectively, in other liabilities in its consolidated balance sheets.

5) ASSET IMPAIRMENTS

In August 2006, the Company determined that a significant customer would not renew its contract with the Fluorine business effective December 31, 2006.  As a result of the projected loss of revenue resulting from the loss of this customer, the Company reviewed the recoverability of the long-lived assets of the Fluorine business in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” based on the revised cash flow projections of the business.  As a result, the Company recorded an impairment charge of $22.7 million to write-down the value of property, plant and equipment, net by $7.5 million and intangible assets, net by $15.2 million as of September 30, 2006.  The $22.7 million charge is included within impairment of non-current assets in the consolidated statement of operations.

Additionally, the Company recorded an impairment charge of $5.6 million to write-down the value of the retained assets of the IWA business (see Note 3 - Divestitures for further details).  The Company also recorded an impairment charge of $51.9 million related to the Fluorine business, which resulted from the Company’s annual goodwill impairment review (see Note 9 - Goodwill and Intangible Assets for further details).

6) ACCOUNTS RECEIVABLE PROGRAMS

In March 2006, the Company amended its domestic accounts receivable securitization program to provide three years of funding for up to $275 million of domestic receivables to agent banks.  In September 2006, the Company expanded its domestic accounts receivable program to provide that up to $100 million of the consideration payable to the Company may be in the form of letters of credit issued to the Company or its designees. At December 31, 2006, $140.5 million of domestic accounts receivable had been sold under this program at an average cost of approximately 5.76%.  At December 31, 2005, $28.9 million of domestic accounts receivable had been sold under this program at an average cost of approximately 4.47%.  In addition, the Company’s European subsidiaries have a separate program to sell up to approximately $195 million of their eligible accounts receivable to agent banks.  At December 31, 2006, $139.0 million of international accounts receivable have been sold at an average cost of approximately 7.14%.  At December 31, 2005, $56.3 million of international accounts receivable had been sold at an average cost of approximately 7.77%.  The total costs associated with these programs of $15.5 million, $11.4 million and $9.9 million for the three years ended December 31, 2006, 2005 and 2004, respectively, are included in other expense, net in the consolidated statements of operations.

Under the domestic program, certain subsidiaries of the Company sell their accounts receivable to a special purpose entity (SPE) that has been created as a separate legal entity for the purpose of acquiring such receivables and selling an undivided interest therein to agent banks. In accordance with the domestic sale agreement, the agent banks purchase an undivided ownership interest in the accounts receivable owned by the SPE. The amount of such undivided ownership interest will vary based on the level of eligible accounts receivable as defined in the agreement. In addition, the agent banks retain a security interest in all of the receivables owned by the SPE, which was $143.0 million and $143.8 million as of December 31, 2006 and 2005, respectively. The balance of the unsold receivables owned by the SPE is included in accounts receivable on the consolidated balance sheet. Under the international program, certain foreign subsidiaries of the Company sell eligible accounts receivable directly to agent banks. During the period, the Company had an obligation to service the accounts receivable sold under its domestic and international programs.  The Company has treated the transfer of receivables under its domestic and international receivable programs as a sale of accounts receivable.

7) INVENTORIES

(In thousands)	2006	2005
Finished goods	$457,254	$466,365
Work in process	36,510	31,406
Raw materials and supplies	166,644	163,846
	$660,408	$661,617

Included in the above net inventory balances are inventory obsolescence reserves of approximately $53 million and $43 million at December 31, 2006 and 2005, respectively.

8) PROPERTY, PLANT AND EQUIPMENT

(In thousands)	2006	2005
Land and improvements	$99,176	$87,819
Buildings and improvements	293,174	284,293
Machinery and equipment	1,493,548	1,396,068
Information systems equipment	184,721	174,445
Furniture, fixtures and other	52,967	49,053
Construction in progress	83,727	62,397
	2,207,313	2,054,075
Less accumulated depreciation (a)	1,060,080	861,740
	$1,147,233	$1,192,335

(a)          Included in accumulated depreciation for 2006 is a charge of $17.8 million for the acceleration of deprecation at several of the Company’s global manufacturing facilities due to a change in the estimated useful life of the related assets.

9) GOODWILL AND INTANGIBLE ASSETS

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

The Company’s intangible assets (excluding goodwill) are comprised of the following:

(In thousands)	December 31, 2006		December 31, 2005
	Gross Cost	Accumulated Amortization	Gross Cost	Accumulated Amortization
Patents (a)	$141,092	$(36,673)	$156,089	$(33,279)
Trademarks (b)	311,144	(49,724)	331,633	(40,079)
Customer relationships (c)	140,286	(19,979)	140,143	(11,309)
Production rights (d)	45,000	(6,429)	50,000	(2,381)
Other (e)	59,121	(33,133)	57,578	(27,718)
	$696,643	$(145,938)	$735,443	$(114,766)

(a)          Patents gross cost decreased $15.0 million due primarily to a $18.7 million decrease to reverse previously misstated capitalized costs through the adoption of SAB 108, a $6.0 million decrease related to the sale of IWA and a $2.8 million decrease due to the asset impairment in the Fluorine business, partially offset by a $2.3 million increase related to a purchase accounting fair value adjustment, increases in capitalized patent reregistration costs of $2.3 million, capitalized legal costs of $3.0 million and favorable currency translation of $5.0 million.

(b)         Trademarks gross cost decreased $20.5 million due primarily to a $10.8 million decrease related to the sale of IWA, a $10.7 million decrease due to the asset impairment in the Fluorine business, a $9.9 million decrease related to a purchase accounting fair value adjustment and a $1.7 million decrease to reverse improperly capitalized costs, partially offset by an increase of $3.9 million related to the acquisition of Trace Chemicals and favorable currency translation of $8.1 million.

(c)          Customer relationships gross cost increased $0.1 million due to a $14.0 million increase related to a purchase accounting fair value adjustment, a $2.0 million increase resulting from an acquisition and favorable currency translation of $3.4 million, partially offset by a decrease of $17.1 million related to the sale of IWA and a $2.2 million decrease due to the asset impairment in the Fluorine business.

(d)         Production rights gross cost decreased $5.0 million due to a purchase accounting fair value adjustment.

(e)          Other intangible assets gross cost increased $1.5 million due primarily to $2.7 million of favorable currency translation offset by a $1.2 million decrease to reverse previously misstated capitalized costs through the adoption of SAB 108.

As a result of the merger with Great Lakes on July 1, 2005, the Company recorded $518 million of intangible assets with estimated useful lives ranging from 5 to 35 years (weighted average of 26 years) consisting of the following: $83.6 million of patents with estimated useful lives ranging from 10 to 20 years (weighted average of 14 years), $241 million of trademarks with an estimated useful life of 35 years, $131 million of customer relationships with estimated useful lives ranging from 20 to 25 years (weighted average of 23 years), $45 million of production rights with an estimated useful life of 10.5 years and miscellaneous other intangibles of $17.3 million with estimated useful lives ranging from 5 to 10 years (weighted average of 9 years).

Amortization expense from continuing operations related to intangible assets (excluding goodwill and equity investments) amounted to $38.6 million in 2006, $28.3 million in 2005 and $16.9 million in 2004.  The increase in amortization expense in 2006 and 2005 was primarily due to the addition of intangibles resulting from the Merger.  Estimated amortization expense of intangible assets (excluding goodwill and equity investments) for the next five fiscal years is as follows: $38.7 million (2007); $38.4 million (2008); $36.3 million (2009); $32.4 million (2010) and $31.8 million (2011).

Also, included in amortization expense is the amortization of purchase accounting fair value adjustments of equity investments resulting from the Merger, which are included in other assets in the condensed consolidated balance sheets.  Amortization of equity investments amounted to $3.3 million for fiscal year 2006.  There was no amortization related to these items in 2005.  Estimated amortization of equity investments as of December 31, 2006 for the next five fiscal years is as follows: $1.6 million (2007), $1.6 million (2008), $0.4 million (2009), $0.4 million (2010) and $0.4 million (2011).

Goodwill by reportable segment is as follows:

(In thousands)	December 31, 2005	Great Lakes Merger	IWA Sale	Witco Acquisition Tax Adjustment	Fluorine Impairment	Foreign Currency Translation & Other	December 31, 2006
Plastic Additives	$318,194	$113,455	$—	$(23,528)	—	$10,893	$419,014
Polymers	51,730	—	—	(4,715)	—	40	47,055
Specialty Additives	49,462	15,494	—	(4,067)	—	654	61,543
Crop Protection	162,896	(68,647)	—	—	—	1,062	95,311
Consumer Products	556,523	(7,720)	—	—	—	5,083	553,886
Other	72,654	19,353	(33,636)	—	(51,945)	(6,426)	—
	$1,211,459	$71,935	$(33,636)	$(32,310)	$(51,945)	$11,306	$1,176,809

During 2006, goodwill decreased $34.7 million due primarily to a goodwill impairment charge in the Fluorine business of $51.9 million, a $33.6 million write-off resulting from the sale of IWA and a $32.3 million decrease from a tax adjustment related to the 1999 Witco acquisition, partially offset by a $71.9 million increase from purchase accounting adjustments related to the Merger and a favorable foreign currency translation of $10.9 million.  The goodwill of the Liquibrom business, which was excluded from the sale of IWA, was reallocated to the Plastic Additives business at the asset value of $6.7 million.

The $71.9 million of purchase accounting adjustments related to the Merger include an increase to goodwill of $35.5 million to record adjustments to current and deferred tax assets for tax periods prior to the Merger resulting from an examination by the Internal Revenue Service and the filing of the corporation’s pre-Merger income tax return, as well as a refund of pre-merger related income taxes received during the third quarter of 2006.  The purchase accounting adjustments also include a reallocation of goodwill, primarily between the Plastic Additives, Crop Protection and Consumer Products segments based upon final valuation information received from the independent appraisal company used to value the Great Lakes assets acquired through the Merger.

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

10) LEASES

At December 31, 2006, minimum rental commitments, primarily for buildings, land and equipment, under non-cancelable operating leases, net of sublease income, amounted to $26.1 million (2007), $20.0 million (2008), $15.5 million (2009), $11.2 million (2010), $7.6 million (2011), $51.4 million (2012 and thereafter) and $131.8 million in the aggregate. Included in the minimum rental commitments is sublease income amounting to $5.3 million (2007), $5.6 million (2008), $5.7 million (2009), $5.7 million (2010), $5.6 million (2011) and $15.8 million (2012 and thereafter).  Rental expenses under operating leases were $37.8 million (2006) $26.2 million (2005) and $18.7 million (2004), net of sublease income of $7.3 million (2006), $6.4 million (2005) and $7.6 million (2004).

Future minimum lease payments under capital leases at December 31, 2006 were not significant.

Real estate taxes, insurance and maintenance expenses generally are obligations of the Company, and accordingly, are not included as part of rental payments.  It is expected that in the normal course of business, leases that expire will be renewed or replaced by similar leases.

11) DEBT

The Company’s long-term debt instruments are recorded at face value, net of unamortized discounts or premiums.  Such discounts or premiums will be amortized to interest expense over the life of the related debt instruments.  The Company’s long-term debt is summarized as follows:

Long-Term Debt
	2006	2005
(In thousands)
6.875% Notes due 2016, net of unamortized discount of $2,535 in 2006, with an effective interest rate of 6.92% in 2006.	$497,465	$—
7% Notes due 2009, net of unamortized premium of $19,790 in 2006 and $26,923 in 2005, with an effective interest rate of 5.22% in 2006 and 5.28% in 2005	419,790	426,923
Revolving credit facility	—	404,000
Senior Floating Rate Notes due 2010	—	164,750
9.875% Senior Notes due 2012, net of unamortized discount of $878 in 2005, with an effective interest rate of 9.96%	—	158,060
6.875% Debentures due 2026, net of unamortized discount of $24,426 in 2006 and $21,160 in 2005, with an effective interest rate of 7.23% in 2006 and 7.58% in 2005	125,574	128,840
Other	20,531	27,030
	$1,063,360	$1,309,603

In July 2006, the Company completed the redemption of the remaining $158.9 million of the Company’s outstanding 9.875% Senior Notes due 2012 (“2012 Notes”), which was funded through borrowings under the Company’s Credit Facility, the uncommitted working capital facilities and available cash.  The purchase price to tender the 2012 Notes was $1,123.87 per $1,000 principal amount.  As a result of the tender, the Company recorded a pre-tax loss on early extinguishment of debt of $24.4 million during 2006.  The loss includes a premium of $19.7 million, the write-off of unamortized deferred costs of $3.8 million, the write-off of unamortized original issue discount of $0.8 million and legal costs of $0.1 million.

On May 24, 2006, the Company completed a tender offer to repurchase the remaining $164.8 million of its outstanding Senior Floating Rate Notes due 2010 (“2010 Notes”).  The purchase price to tender the 2010 Notes was $1,095.83 per $1,000 in principal amount.  As a result of the tender, the Company recorded a pre-tax loss on early extinguishment of debt of $19.6 million during 2006.  The loss included a premium of $15.8 million, the write-off of unamortized deferred costs of $3.7 million and legal costs of $0.1 million.

On April 19, 2006, the Company and certain of its consolidated subsidiaries entered into an underwriting agreement with several financial institutions for the sale by the Company of $500 million aggregate principal amount of 6.875% Senior Notes due 2016 (“2016 Notes”). The offering was made under the Company’s shelf registration statement on Form S-3 filed with the Securities and Exchange Commission on April 19, 2006 and by a prospectus supplement dated April 19, 2006. The underwriters purchased the 2016 Notes from the Company at 98.452% (a 6.95% effective rate) of their principal amount, plus accrued interest from April 24, 2006. The offering closed on April 24, 2006 and the Company received net proceeds from the offering of $492.3 million after expenses. The proceeds were utilized to repay the outstanding balance on the Company’s revolving credit facility of $364 million, the outstanding balance on uncommitted lines of credit of $50 million and to reduce receivables sold under the domestic receivable securitization programs of $60 million, with the remaining proceeds used for general corporate purposes. At any time prior to the maturity date of the notes, the Company may, at its option, redeem all or any portion of the notes at the make-whole redemption price required by the individual Indenture agreements. If the Company experiences specific kinds of changes in control, the Company must offer to repurchase all or part of the notes.

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

The Indenture agreements for the 2016 Notes, the 7% notes due July 15, 2009 and the 6.875% debentures due 2026 are unsecured obligations and rank equally in right of payment with all other unsecured, unsubordinated indebtedness.  The Company’s obligations under the notes will be fully and unconditionally guaranteed, jointly and severally, by certain existing and future wholly-owned domestic subsidiaries.

Credit Facilities

In July 2006, the Company obtained a $50 million uncommitted working capital facility due on July 31, 2007.  At December 31, 2006, borrowings under this facility amounted to $20 million with an interest rate of 6.19%.

In May 2006, the Company obtained a $25 million uncommitted working capital facility due on May 12, 2007.  At December 31, 2006, borrowings under this facility amounted to $20 million with an interest rate of 6.15%.

During the first quarter of 2006, the Company obtained a $50 million uncommitted working capital facility due on September 1, 2006.  The borrowings of $50 million were repaid on September 1, 2006.

At June 30, 2005, the Company had a $220 million five-year domestic credit facility available through August 2009, which consisted of a $120 million revolving credit facility and a $100 million pre-funded letter of credit facility.  On July 1, 2005, concurrent with the consummation of the Merger, the Company replaced its existing $220 million domestic credit facility with a $600 million five-year credit facility available through July 2010, which includes a $300 million letter of credit facility (the “Credit facility”).  As a result, the Company recorded a loss on early extinguishment of debt in 2005 of $2.4 million to write off unamortized fees relating to the $220 million five-year credit facility.

On December 12, 2005, the Company exercised its option to expand its borrowing capacity under the Credit Facility by $125 million, thereby increasing the availability under the Credit Facility to $725 million.  There was no cost associated with the exercise of this option.  In July 2006, the Company expanded availability under the Credit Facility to $740 million and has the ability to expand up to $750 million.  Borrowings under the Credit Facility bear interest at the EURIBO Rate (as defined in the credit agreement governing the Credit Facility) plus a margin ranging from 0% to 1.6%.  A facility fee is payable on unused commitments at a rate ranging from 0.125% to 0.4%.  The Credit Facility is guaranteed by certain domestic subsidiaries of the Company (the “Subsidiary Guarantors”).  Although it is currently unsecured, during any time in which the Company’s non-credit enhanced long-term senior unsecured debt is rated BB or lower by Standard & Poors or Ba2 or lower by Moody’s Investors Service, Inc., the Company and the Subsidiary Guarantors are required to pledge all owned stock and other equity interests (limited to 66% of the voting stock of first-tier foreign subsidiaries).  At December 31, 2006, there were no borrowings under the Credit Facility.  The Company’s credit rating at December 31, 2006 is BB+ (Stable) by Standard and Poors and Ba1 (Negative) by Moody’s Investors Services, Inc. If a pledge of stock is granted due to a lowering of our current rating, this could trigger security interest in our publicly traded debt.

The Company also has arrangements with various banks for lines of credit for its international subsidiaries aggregating $35.9 million in 2006 and $48.9 million in 2005, of which $5.8 million (at 5.0%) and $46.9 million (at 4.3%) were outstanding at December 31, 2006 and 2005, respectively.

Debt Covenants

The Company’s various debt agreements contain covenants that limit its ability to enter into certain transactions, such as incurring additional indebtedness, increasing the Company’s dividends, and entering into acquisitions, dispositions and joint ventures.  The Company is required to report compliance with certain financial covenants to its lenders on a quarterly basis.  Under these covenants, the Company is required to maintain a leverage ratio (adjusted total debt to adjusted earnings before interest, taxes, depreciation and amortization (“Bank EBITDA”), with adjustments to both debt and earnings being made in accordance with the terms of the credit facility agreement) and an interest coverage ratio (Bank EBITDA to interest expense as defined in the domestic credit facility agreement).  Certain of the covenants under the new credit facility become less restrictive or cease to be effective upon the Company receiving a Public Debt Rating of at least BBB- by S&P and Baa3 by Moody’s and such rating shall not be accompanied by, in the case of S&P, a negative outlook, creditwatch negative or the equivalent thereof or in the case of Moody’s, a review for possible downgrade or the equivalent thereof.  In May 2006 and December 2006, amendments were made to the required interest coverage ratio for the quarterly periods June 30, 2006 through June 30, 2007, in response to higher than planned Merger related expenses, higher anti-trust legal fees and weaker earnings.  In February 2007,further amendments were made to the interest coverage ratio and leverage ratio for the quarterly periods March 31, 2007 through September 30, 2007.  The Company was in compliance with the covenants of its various debt agreements at December 31, 2006 and anticipates compliance throughout 2007.

Maturities

At December 31, 2006, the scheduled maturities of long-term debt during the next five fiscal years are: 2007 - $0; 2008 - $3.0 million; 2009 - $402.3 million; 2010 - $0.8 million and 2011 - $0.3 million.

12) INCOME TAXES

The components of earnings (loss) from continuing operations before income taxes and cumulative effect of accounting change, and the income tax provision (benefit) are as follows:

(In thousands)	2006	2005	2004
Pre-tax Earnings (Loss) from Continuing Operations:
Domestic	$(266,309)	$(232,447)	$(197,962)
Foreign	148,926	112,795	106,215
	$(117,383)	$(119,652)	$(91,747)

Income Tax Provision (Benefit):
Domestic
Current	$(5,026)	$25,033	$(35,332)
Deferred	93,202	(1,402)	(36,514)
	88,176	23,631	(71,846)
Foreign
Current	43,205	40,648	32,782
Deferred	4,244	919	(10,724)
	47,449	41,567	22,058
Total
Current	38,179	65,681	(2,550)
Deferred	97,446	(483)	(47,238)
	$135,625	$65,198	$(49,788)

The (provision) benefit for income taxes from continuing operations differs from the Federal statutory rate for the following reasons:

(In thousands)	2006	2005	2004
Income tax benefit at statutory rate	35.0%	35.0%	35.0%
Antitrust legal settlements	(12.6)%	(4.0)%	(25.0)%
Foreign income tax rate differential	(3.6)%	(2.4)%	7.6%
State income taxes, net of federal benefit	0.7%	2.9%	8.8%
Tax audit settlements	—	—	40.9%
Impact of valuation allowance	3.3%	(23.6)%	(9.6)%
Exclusions and foreign income subject to U.S. taxation	(86.5)%	(44.2)%	(9.0)%
U.S. tax on foreign earnings	(132.9)%	—	—
In-process research and development write-off	—	(21.4)%	—
Goodwill	(18.9)%	—	—
Income tax credits	101.5%	—	—
Other, net	(1.5)%	3.2%	5.6%
Actual income tax (expense) benefit rate	(115.5)%	(54.5)%	54.3%

Provisions have been made for deferred taxes based on differences between the financial statement and the tax basis of assets and liabilities using currently enacted tax rates and regulations. The components of the deferred tax assets and liabilities are as follows:

(In thousands)	2006	2005
Deferred tax assets:
Pension and other post-retirement liabilities	$168,145	$169,523
Net operating loss carryforwards	179,472	319,487
Tax credit carryforwards	109,687	26,208
Accruals for environmental remediation	37,791	49,068
Other accruals	59,044	57,752
Inventories and other	25,950	34,288
Deferred tax liabilities:
Intangibles	(135,122)	(159,732)
Property, plant and equipment	(135,955)	(146,438)
Earn-out receivable	(2,090)	(9,804)
Foreign earnings of subsidiaries	(192,222)	(35,167)
Financial instruments	(1,888)	(1,024)
Other	(10,698)	(18,956)
Net deferred tax asset before valuation allowance	102,114	285,205
Valuation allowance	(103,377)	(105,685)
Net deferred tax asset (liability) after valuation allowance	$(1,263)	$179,520

Net current and non-current deferred taxes from each tax jurisdiction are included in the following accounts:

(In thousands)	2006	2005
Net current deferred taxes
Other current assets	$101,032	$61,893
Other current liabilities	(36,915)	(6,469)
Net non-current deferred taxes
Other assets	42,812	156,082
Other liabilities	(108,192)	(31,986)

At December 31, 2006, the Company had total federal, state, and foreign net operating losses (“NOL”) carryforwards of $245.3 million, $1,066.5 million, and $257.7 million, respectively.  The tax benefits of these NOL’s have been offset by state and foreign valuation allowances of $43.5 million and $22.9 million, respectively.  Approximately $11.2 million and $17.2 million of certain state and foreign NOL tax benefits would be a reduction to goodwill if subsequently utilized.  The Company also has federal and state tax credits of $107.7 million and $1.9 million, respectively, partially offset by valuation allowances of $30.0 million and $0.7 million, respectively.  Approximately $18.0 million of certain federal and foreign tax credit benefits would be a reduction to goodwill if subsequently realized.

The change in the valuation allowance of $2.3 million during 2006 was primarily due to realization of charitable contributions carryforward and changes in net operating loss and tax credit carryforwards.

At December 31, 2005, the Company had total federal, state, and foreign net operating losses (“NOL”) carryforwards of $510.8 million, $1,130.5 million, and $434.6 million, respectively.  The tax benefits of these NOL’s have been offset by state and foreign valuation allowances of $46.0 million and $21.7 million, respectively.  Approximately $15.0 million and $16.9 million of certain state and foreign NOL tax benefits would be a reduction to goodwill if subsequently utilized.  The Company also has federal and state tax credits of $25.3 million and $0.9 million, respectively, partially offset by valuation allowances of $22.2 million and $0.7 million, respectively.  Approximately $14.4 million of certain federal and foreign tax credit benefits would be a reduction to goodwill if subsequently realized.

The increase in the valuation allowance of $71.1 million during 2005 was primarily due to purchase accounting adjustments of $41.9 million, increases to domestic and foreign valuation allowances allocated to continuing operations of $25.6 million and $2.6 million, respectively, and increases to domestic valuation allowances allocated to discontinued operations of $1.0 million.

A valuation allowance has been provided for deferred tax assets where it is more likely than not these assets will expire before the Company is able to realize their benefit.  Valuation allowances have been provided for state income taxes, state and foreign NOL’s, federal and state income tax credits and other items that may expire before realization.  While realization is not assured, management believes that it is more likely than not that the deferred tax assets, net of valuation allowance, will be realized.  State and foreign NOL’s and credits expire 2007-2026, federal credits expire 2008-2026, and federal NOL’s expire 2022-2026.

Although the Company is subject to NOL utilization limitations under Internal Revenue Code Section 382, such limitation did not result in the recording of any valuation allowance related to federal NOL carryovers as of December 31, 2006.

In January of 2006, the Internal Revenue Service completed an examination of the Company’s corporate income tax return for tax years 2002 and 2003.  The Internal Revenue Service is currently examining the Company’s federal income tax return for the periods 2004 and 2005.  Additionally, a federal examination for Great Lakes Chemical Corporation is currently in process for tax years 2003 and 2004, as well as other numerous state and foreign examinations for various subsidiaries of the Company for various tax years.  Management believes that an adequate provision has been made for any potential adjustments that might arise from these examinations.

During the fourth quarter of 2004, the Company settled the examination of its federal income tax returns for the tax years 1998 through 2001 with the Internal Revenue Service.   The Company recorded a $37.5 million tax benefit, primarily associated with that favorable settlement.

On October 22, 2004, Congress enacted the American Jobs Creation Act of 2004 (the “Act”) which allowed the Company to exclude 85% of certain qualifying foreign dividends repatriated to the United States during 2004 and 2005.  The maximum amount of foreign earnings that the Company could repatriate under the Act was $732 million.  During 2005, the Company repatriated a total of $458.9 million of foreign earnings, of which $364.9 million were qualified dividends under the Act.  The Company recorded additional income tax expense of $19.3 million and $33.8 million during the third and fourth quarters of 2005, respectively attributable to the amounts repatriated during 2005.

Tax expense for 2006 includes a charge of $156 million relating to earnings of certain foreign subsidiaries where the Company has recorded a deferred income tax liability associated with the intent to repatriate those earnings in a subsequent period.  The Company had historically considered substantially all of the earnings of its foreign subsidiaries to be permanently reinvested in their operations.  If this deferred tax liability had not been recognized, a valuation allowance for domestic net deferred tax assets would have been required.

The Company also has earnings of certain foreign subsidiaries where the Company considers these earnings to be permanently reinvested in their operations.  As such, no US tax cost has been provided on approximately $261 million of earnings at December 31, 2006.  Estimating the tax liability that would arise if these earnings were repatriated is not practicable at this time.

In addition, the Company has not recognized a deferred tax liability for the difference between the book basis and the tax basis of the investments in the common stock of its foreign subsidiaries.  Such differences relate primarily to the unremitted earnings of both Witco’s and Great Lakes’ foreign subsidiaries prior to their mergers with the Company.  The basis difference in subsidiaries of Witco, acquired on September 1, 1999, is approximately $234.5 million and the basis difference in subsidiaries of Great Lakes, acquired on July 1, 2005, is approximately $322.3 million.  The Company does not expect these basis differences to be subject to tax in the United States as it is the Company’s present intention to permanently reinvest such foreign earnings.

13) EARNINGS (LOSS) PER COMMON SHARE

The computation of basic earnings (loss) per common share is based on the weighted-average number of common shares outstanding.  Diluted earnings (loss) per share is based on the weighted-average number of common and common share equivalents outstanding.  The computation of diluted earnings (loss) per share equals the basic calculation since common stock equivalents were antidilutive due to losses from continuing operations in each year presented.  Common stock equivalents (in thousands) amounted to 789 in 2006, 3,448 in 2005 and 442 in 2004.  The weighted average common shares outstanding are 240,486, 178,404 and 114,736 for the years ended December 31, 2006, 2005 and 2004, respectively.  There was no impact during these periods for dilutive stock options or other equivalents.

The Company’s outstanding stock options (in thousands) of 9,044 in 2006, 7,018 in 2005 and 3,258 in 2004, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore the inclusion would have been antidilutive.  These options could be dilutive if the average share price increases and is greater than the exercise price of these options.  Company performance-based restricted shares (in thousands) of 1,449 in 2006, 419 in 2005 and none in 2004 were also excluded from the calculation of diluted earnings per share, because the specified performance criteria for the vesting of these shares has not yet been met.  These restricted shares could be dilutive in the future if the specified performance criteria are met.

14) CAPITAL STOCK

The Company is authorized to issue 500 million shares of $0.01 par value common stock.  There were 252,279,891 and 251,480,684 shares issued at December 31, 2006 and 2005, respectively, of which 11,490,491 were held as treasury stock at December 31, 2006 and 2005.

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

15) ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss is as follows:

(In thousands)	2006	2005
Foreign currency translation adjustment (net of tax)	$106,599	$(666)
Unrecognized pension and other post retirement benefit costs (net of tax)	(133,873)	(145,803)
Change in fair value of derivatives (net of tax)	(6,756)	5,464
Other	23	(47)
Accumulated other comprehensive loss	$(34,007)	$(141,052)

The Company reclassified $8.7 million, $1.8 million and $0.4 million from other comprehensive loss to earnings related to its natural gas price swap contracts during 2006, 2005 and 2004, respectively.  In addition, during the fourth quarter of 2005, the Company reclassified $28 million from comprehensive loss to gain on sale of discontinued operations due to the elimination of the cumulative currency translation adjustment resulting from the liquidation of a foreign subsidiary engaged in the Refined Products business.

16) STOCK INCENTIVE PLANS

The Company uses various employee stock-based compensation plans.  Awards under these plans are granted to eligible officers, management employees and non-employee directors.  Awards may be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights and restricted stock.  The Company plans to issue any shares related to the exercise of stock options or vested restricted stock under these plans by issuing additional shares of common stock.

Description of the Plans

The 1988 Long-Term Incentive Plan (1988 Plan), as amended, authorized the Board of Directors (Board) to grant stock options, stock appreciation rights, restricted stock and long-term performance awards covering up to 10 million shares to the officers and other key employees of the Company over a period of ten years through October 1998.  Non-qualified and incentive stock options were granted under the 1988 plan at prices equal to the fair market value of the underlying common shares on the date of the grant.  All outstanding options will expire not more than ten years and one month from the date of grant.

The 1993 Stock Option Plan for Non-Employee Directors, as amended in 1996 (1993 Stock Option Plan), authorized 200,000 options to be granted to non-employee directors.  The options vest over a two-year period and are exercisable over a ten-year period from the date of grant, at a price equal to the fair market value of the underlying common shares on the date of grant.

The 1998 Long-Term Incentive Plan (1998 Plan) was approved by the Company’s shareholders in 1999.  This plan authorizes the Board to grant stock options, stock appreciation rights, restricted stock and long-term performance awards to eligible employees and non-qualified stock options to non-employee directors over a ten-year period.  During 2006, 2005 and 2004, non-qualified and incentive stock options were granted under the 1998 Plan at prices equal to the fair market value of the underlying common shares on the date of grant.  All outstanding options will expire not more than ten years and one month from the date of grant.  The 1998 Plan authorizes the Company to grant shares and options for shares of common stock equal to the sum of (i) the shares available for award under the 1988 Plan and the 1993 Stock Option Plan For Non-Employee Directors as of October 18, 1998 and (ii) the shares awarded under prior plans of the Company which were forfeited, expired, lapsed, not earned or tendered to pay the exercise price of options or withholding taxes.  In 1999, the number of common shares reserved for issuance under the 1998 plan was increased by 2.8 million shares and, pursuant to the merger with Witco, increased by an additional 5 million shares.  Under the terms of the merger with Witco, the shareholders also approved the conversion of all outstanding Witco options into options to purchase the Company’s common stock.  These 4.7 million converted options expired 30 days after the merger with Witco and became available for grant under the 1998 Plan.

In October 2001, the Board of Directors approved the 2001 Employee Stock Option Plan (2001 Plan).  The 2001 Plan authorizes the Board to grant up to one million non-qualified stock options to key non-officer employees.  Options under the 2001 plan will be granted at prices equal to the fair market value of the underlying common shares on the date of grant and will expire not more than 10 years and one month from the date of grant. During 2005 and 2004, non-qualified stock options were granted under the 2001 Plan at prices equal to the fair market value of the underlying common shares on the date of grant.

In April 2006, the Company’s shareholders approved the 2006 Chemtura Corporation Long-Term Incentive Plan (2006 Plan). The 2006 Plan permits the grant of various forms of stock-based compensation awards, including stock options, restricted stock, stock appreciation rights and performance awards. The 2006 Plan provides for the issuance of a maximum of 10.5 million shares, with shares granted under the 2006 Plan pursuant to awards other than stock options and stock appreciation rights limited to one-third of the total maximum number of shares available for award under the 2006 Plan.  Non-qualified and incentive stock options may be granted under the 2006 plan at prices equal to the fair market value of the underlying common shares on the date of the grant.  All outstanding options will expire not more than ten years from the date of the grant.  With the approval of the 2006 Plan, all other Chemtura stock plans that authorized employees or Non-Employee Directors to receive stock grants were closed to all future new grants.

In accordance with the terms of the Merger, all unvested Great Lakes options as of the merger date were immediately vested and all of the outstanding options were converted into options to purchase the Company’s common stock.

Adoption of FASB 123(R)

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

Total stock-based compensation expense, including amounts for restricted stock and options, was $13.7 million for the year ended December 31, 2006, and is presented within SG&A.  Included within the total stock-based compensation is $8.8 million ($5.6 million after tax and $0.02 per basic and diluted earnings per share) for the year ended December 31, 2006 of incremental compensation expense that represents the effect of the Company’s January 1, 2006 adoption of FASB 123(R), primarily for the Company’s stock option program.

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

In connection with the employment of the Company’s new President and Chief Executive Officer in January 2004, the Board of Directors approved an employment contract authorizing the grant of options covering 500,000 shares, at the fair market value of the underlying common stock at the date of grant.  The options will vest ratably over a two-year period.

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

In January 2006, the Board of Directors granted merger integration awards consisting of options covering 211,800 shares of common stock. The stock options will vest ratably over a three-year period.

In March 2006, the Board of Directors also approved the grant of options covering 1,926,800 shares at the fair market value of the underlying common stock at the date of grant, including options covering 220,000 shares related to Merger integration.  These options will vest ratably over a three-year period.

The Company uses the Black-Scholes option-pricing model to determine the compensation expense related to stock options.  The Company has elected to recognize compensation cost for option awards granted equally over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  Using this method, the weighted average fair value of stock options granted during the years ended December 31, 2006, 2005 and 2004 was $4.85, $6.32 and $5.03, respectively.  The Black-Scholes option-pricing model requires the use of various assumptions.  The following table presents the weighted average assumptions used:

	Year Ended December 31,
	2006	2005	2004
Dividend yield	1.8%	1.2%	2.0%
Expected volatility	49%	49%	55%
Risk-free interest rate	4.8%	4.1%	4.1%
Expected life (in years)	6	7	8

The weighted average expected life for the 2006 grants of six years reflects the alternative simplified method permitted by SAB 107, which defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. Expected volatility for the 2006 option grants is based primarily on historical volatility over the six years prior to the option grant date.  Currently the Company has no expectation that the expected volatility is likely to differ from its historical volatility.

Changes during 2006, 2005 and 2004 in shares under option are summarized as follows:

				Weighted
				Average	Aggregate
				Remaining	Intrinsic
	Price Per Share			Contractual	Value
	Range	Average	Shares	Life	(in millions)
Outstanding at 01/01/04	5.85-26.41	10.07	13,788,092
Granted	7.64-11.24	9.91	1,375,571
Exercised	5.85-8.34	7.53	(867,007)		$2.8
Lapsed	5.85-26.41	12.21	(1,064,758)
Outstanding at 12/31/04	5.85-26.41	10.05	13,231,898	6.3	38.0
Granted	12.92-17.80	12.95	1,279,500
Converted	9.29-29.94	14.41	8,130,159
Exercised	5.85-16.69	10.74	(7,050,765)		29.1
Lapsed	5.85-29.94	14.00	(260,836)
Outstanding at 12/31/05	5.85-29.94	12.22	15,329,956	5.4	36.8
Granted	8.65-12.46	10.90	2,154,600
Exercised	5.85-12.43	8.05	(459,669)		1.5
Lapsed	5.85-29.94	15.50	(1,790,099)
Outstanding at 12/31/06	$5.85-26.41	$11.77	15,234,788	5.1	$12.4

Exercisable at 12/31/04	$5.85-26.41	$10.31	11,143,051
Exercisable at 12/31/05	$5.85-29.94	$12.35	13,144,213
Exercisable at 12/31/06	$5.85-26.41	$11.86	12,323,920	4.2	$12.3

Shares available for grant at year-end 2006 and 2005 were 10,480,500 and 4,571,837, respectively.

Total remaining unrecognized compensation cost associated with unvested stock options at December 31, 2006 was $6.3 million, which will be recognized over the weighted average period of approximately one year.

The following table summarizes information concerning currently outstanding and exercisable options:

Range of Exercise Prices	Number Outstanding at End of 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at End of 2006	Weighted Average Exercise Price
$5.85-7.25	1,998,717	6.2	6.55	1,998,717	6.55
$7.64-8.34	4,174,580	4.1	8.12	4,174,580	8.12
$8.65-11.58	3,387,767	8.4	10.79	1,349,190	10.81
$11.91-14.91	2,643,409	5.7	13.63	1,776,118	14.02
$15.12-19.91	2,348,692	1.5	18.20	2,343,692	18.20
$21.74-26.41	681,623	1.4	24.89	681,623	24.89
	15,234,788	5.1	$11.77	12,323,920	$11.86

Restricted Stock Plans

In January 2004, the Board of Directors granted long-term incentive awards in the amount of 630,000 shares of restricted stock, which will vest ratably over a three-year period (which includes 200,000 shares approved in connection with the employment of the Company’s new President and Chief Executive Officer). In May 2004, the Board of Directors granted a long-term incentive award in amount of 25,000 shares of restricted stock, which will vest over a three-year period.

In November 2004, the Board of Directors granted long-term incentive awards in the amount of 280,800 shares of restricted stock.  Of this grant, 171,800 will vest three and a half years from the date of grant, 54,500 shares will vest four years from the grant date and 54,500 shares will vest five years from the grant date.

In February 2005, the Board of Directors granted long-term incentive awards in the amount of 162,500 shares of restricted stock, which will vest three and a half years from the date of grant. Also in February 2005, the Board approved a grant of long-term incentive awards of restricted stock which carries a market condition requirement.  These shares will vest based on the achievement of specified stock price appreciation milestones, which represents a market condition, over a three-year period commencing December 31, 2004.  This grant was for 262,400 shares of restricted stock.  The plan also includes a provision for the grant of an additional 262,400 shares, for a maximum payout of 524,800 shares of restricted stock, to be issued if the maximum level of specified stock appreciation is attained.  Shares are scheduled to vest when a particular milestone (based on the closing price of the Company’s common stock on the New York Stock Exchange) is reached and maintained for ten consecutive trading days.  Share awards for milestones achieved during 2005 and 2006 vested and were paid out on February 1, 2007.  Share awards for milestones achieved during 2007 will become vested and be paid out on February 1, 2008.

In January and July of 2005, the Board granted 36,312 and 11,025 shares, respectively, to newly appointed members of the Board.  These shares will vest in full upon retirement from the Chemtura Board of Directors.  Additionally, in September 2005, the Board granted 20,000 shares of restricted stock which will vest in full two years from the date of grant.

In January 2006, the Board granted merger integration awards consisting of long-term incentive awards in the amount of 70,600 shares of restricted stock which will vest ratably on the first and second anniversary of the grants.

In March 2006, the Board approved a grant of long-term incentive awards of restricted stock which carries a market condition requirement.  These shares will vest based on the achievement of specified stock price appreciation milestones, which represents a market condition, over a three-year period commencing on December 31, 2005.  This grant was for 572,400 shares of restricted stock.  The plan also includes a provision for the grant of an additional 572,400 shares, for a maximum payout of 1,144,800 shares of restricted stock, to be issued if the maximum level of specified stock appreciation is attained.  Shares are scheduled to vest when a particular milestone (based on the closing price of the Company’s common stock on the New York Stock Exchange) is reached and maintained for fifteen consecutive trading days.  Share awards for milestones achieved during 2006 and 2007 will vest and be paid out on February 1, 2008.  Share awards for milestones achieved during 2008 will become vested and be paid out on February 1, 2009.

Additionally, in January and February 2006, grants of 61,400 and 7,500 shares, respectively, of restricted stock that do not contain market condition requirements were approved.  The grant of 61,400 shares to non-employee directors vests upon retirement from the Chemtura Board of Directors, while the grant of 7,500 shares vests half in 2008 and half in 2010.

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

Restricted stock award activity for the years ended December 31, 2006, 2005 and 2004 is as follows:

		Weighted
		Average	Aggregate
		Grant Date	Fair Value
	Shares	Fair Value	(in millions)
Restricted unvested stock awards, January 1, 2004	557,358	12.15
Granted	935,800	8.80
Dividends	20,388
Vested	(138,390)	13.13	$1.8
Canceled or expired	(401,000)	11.50
Restricted unvested stock awards, December 31, 2004	974,156	8.99	11.5
Granted	799,651	12.93
Dividends	12,718
Vested	(280,231)	8.44	2.4
Canceled or expired	(43,834)	12.06
Restricted unvested stock awards, December 31, 2005	1,462,460	11.20	18.6
Granted	1,287,800	5.99
Dividends	17,534
Vested	(262,566)	9.00	2.4
Canceled or expired	(173,815)	9.85
Restricted unvested stock awards, December 31, 2006	2,331,413	$8.70	$22.5

Total remaining unrecognized compensation cost associated with unvested restricted stock awards at December 31, 2006 was $5.1 million, which will be recognized over the weighted average period of approximately one year.

Tax Benefits of Stock-Based Compensation Plans

Prior to the adoption of FASB 123(R), any benefit the Company received from tax deductions resulting from the exercise of stock options and restricted stock awards was presented in the cash flow from operations section of the consolidated statements of cash flows. FASB 123(R) requires the benefits of tax deductions in excess of grant-date fair value be presented in the cash flow from financing section of the consolidated statements of cash flows.  The Company did not obtain any cash tax benefit associated with shares exercised during the year ended December 31, 2006 as the Company’s taxable income has been offset by net operating loss carry forwards and foreign tax credits. Cash proceeds received from option exercises during the years ended December 31, 2006, 2005 and 2004 were $3.4 million, $75.3 million and $6.5 million, respectively.

Until December 31, 2005, the Company had an Employee Stock Ownership Plan, offered to eligible employees of the Company and certain of its subsidiaries.  The Company made contributions equivalent to a stated percentage of employee contributions.  The Company’s contributions were $1.7 million in 2005 and $2.6 million in 2004.

The Company has an Employee Stock Purchase Plan.  This plan permits eligible employees to annually elect to have up to 10% of their compensation withheld for the purchase of shares of the Company’s common stock at 85% of the average of the high and low sale prices on the date of purchase, up to a maximum of $25,000.  As of December 31, 2006, 1,215,280 shares of common stock are available for future issuance under this plan.

17) PENSION AND OTHER POST-RETIREMENT PLANS

The Company has several defined benefit and defined contribution pension plans covering substantially all of its domestic employees and certain international employees.  Benefits under the defined benefit plans are primarily based on the employees’ years of service and compensation during employment.  Effective January 1, 2006, the Company eliminated future earnings benefits to participants of its domestic defined benefit plans for non-bargained employees. All active non-bargained employees would subsequently earn benefits under defined contribution plans for all service incurred on or after January 1, 2006. The Company’s funding policy for the defined benefit plans is based on contributions at the minimum annual amounts required by law plus such amounts as the Company may deem appropriate.  Contributions for the defined contribution plans are determined as a percentage of the covered employee’s salary.  Plan assets consist of publicly traded securities and investments in commingled funds administered by independent investment advisors.

Employees of international locations are covered by various pension benefit arrangements, some of which are considered to be defined benefit plans for financial reporting purposes.  Assets of these plans are comprised primarily of publicly traded securities, fixed-income investments and insurance contracts.  Benefits under these plans are primarily based upon levels of compensation.  Funding policies are based on legal requirements, tax considerations and local practices.

The Company also provides health and life insurance benefits for certain retired and active employees, their beneficiaries, and covered dependents for substantially all of its domestic employees and certain international employees.  These plans are generally not prefunded and are paid by the Company as incurred, except for certain inactive government-related plans.

In 2005, the Company changed the measurement date for its defined benefit pension plans and other post-retirement benefit plans from December 31 to November 30.  The Company believes the change is preferable because it provides management additional time to review and reflect the actuarial information in the Company’s consolidated financial statements under the Securities and Exchange Commission’s accelerated filing deadlines.  As a result, year-end values for 2006 and 2005 included in this footnote are presented as of November 30.  The effect of the change in measurement date on the retirement and post-retirement benefit plan expense or accrued/prepaid benefit cost was not material to the consolidated financial statements.

The Company adopted the balance sheet recognition provisions of Statement No. 158 as of December 31, 2006. The adoption of Statement No. 158 reduces stockholders’ equity at December 31, 2006 by $59.1 million, before tax ($39.8 million, net of taxes). The Company will adopt the change to the December 31 measurement date in 2008.

The following table illustrates the incremental increase (decrease) of applying SFAS 158 on individual items on the Company’s Consolidated Balance Sheet at December 31, 2006:

	Prior to Statement No. 158 Adoption	Impact of Statement No. 158 Adoption	Balance Statement No. 158 Adoption
(In thousands)
Intangible assets	$4,461	$(4,461)	$—
Noncurrent assets	6,504	3,176	9,680
Pension liabilities	242,205	51,374	293,579
Post-retirement benefit liabilities	163,523	6,649	170,172
Accumulated other comprehensive loss	(152,940)	(59,141)	(212,081)

As a result of a review undertaken during 2006 of pension and post-retirement arrangements offered by the Company to employees around the world, a number of arrangements covering former Great Lakes employees were included in the year-end disclosures. These arrangements have been included for the first time in the pension and post-retirement expense for the year ended December 31, 2006.

During 2006, the Company came to an agreement with the union representing the collectively bargained employees at the Perth Amboy, NJ location to eliminate defined benefit accruals as of November 1, 2006 for certain employees. For these employees, future benefits will be earned under a defined contribution plan.

Benefit Obligations

	Defined Benefit Plans
	Qualified				International and				Post-Retirement
	Domestic Plans				Non-Qualified Plans				Health Care Plans
(In thousands)	2006		2005		2006		2005		2006	2005
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$850,512		$685,476		$409,780		$308,332		$184,413	$228,081
Adjustment for measurement date change	—		(5,097)		—		(2,367)		—	(1,141)
Service cost	1,398		8,157		6,331		6,534		1,131	1,222
Interest cost	46,072		43,997		21,536		16,821		10,657	12,453
Plan participants’ contributions	—		—		1,608		1,238		1,503	2,259
Plan amendments	1,749	(a)	—		—		(4,907)		—	(53,648)
Actuarial (gains) losses	(12,200)		(2,697)		40,496		12,547		18,271	23,281
Foreign currency exchange rate changes	—		—		47,982		(34,106)		188	224
Acquisitions	—		203,186		7,179		193,097		1,337	—
Benefits paid	(55,441)		(47,558)		(16,333)		(11,560)		(24,047)	(23,877)
Reclassification of liabilities	—		—		—		(3,014)		—	(4,441)
Curtailments	(274	)(b)	—		(82)		(13,048	)(c)	(1,481)	—
Curtailment of plan freeze	—		(34,952	)(g)	—		—		—	—
Settlements	—		—		(2,928	)(d)	(60,371	)(e)	—	—
Newly disclosed	—		—		7,938	(f)	—		—	—
Special termination benefits	—		—		—		584		—	—
Projected benefit obligation at end of year	$831,816		$850,512		$523,507		$409,780		$191,972	$184,413

Accumulated benefit obligation at end of year	$828,256		$848,013		$473,572		$380,964

Weighted-average year-end assumptions used to determine benefit obligations:
Discount rate	5.63%		5.75%		4.74%		4.92%		5.54%	5.68%
Rate of compensation increase	4.00%		4.00%		3.50%		3.35%		—	—
Rate of increase in the per capita cost of covered health care benefits	—		—		—		—		9.08%	9.43%

(a)   During 2006, the Company agreed to change the nature of the early retirement provisions for certain former employees of OSI Specialties, Inc. who became employed by General Electric company as a result of the sale of the OSI Specialties business to General Electric.

(b)   A curtailment for the Qualified plans was incurred due to the elimination of benefits for certain unionized employees of the Perth Amboy plans.

(c)   A curtailment for the International plans was incurred primarily due to the elimination of retirement benefits for active employees as a result of the sale of the Company’s Refined products business in the Netherlands.

(d)   Represents lump sum payments made under the supplemental executive retirement programs.

(e)   2005 settlements of the Non-Qualified and International plans included $9.7 million related to lump sum payments made under the supplemental executive retirement programs and $50.6 million resulting form the sale of the Refined Products business in the Netherlands.

(f)    Disclosed obligations include $4.0 million for Chemtura Italy, which was previously accounted for under local statutory GAAP, and $3.9 million for Chemtura Switzerland, which was previously accounted for as a defined contribution plan.

(g)   The 2005 curtailment was the result of the decision to eliminate future earnings benefit to participants of the domestic defined benefit plans for non-bargained employees as of January 1, 2006.

A 9.08% weighted-average rate of increase in the per capita cost of covered health care benefits was assumed for the accumulated post-retirement benefit obligation as of December 31, 2006.  The rate was assumed to decrease gradually to a weighted average rate of 4.99% over approximately the next 5 years.  Assumed health care cost trend rates have a significant effect on the post-retirement benefit obligation reported for the health care plans.  A one percentage point increase in assumed health care cost trend rates would increase the accumulated post-retirement benefit obligation by $12.1 million for health care benefits as of December 31, 2006.  A one percentage point decrease in assumed health care cost trend rates would decrease the accumulated post-retirement benefit obligation by $10.1 million for health care benefits as of December 31, 2006.

Plan Assets

	Defined Benefit Plans
	Qualified			International and				Post-Retirement
	Domestic Plans			Non-Qualified Plans				Health Care Plans
(In thousands)	2006		2005	2006		2005		2006	2005
Change in plan assets:
Fair value of plan assets at beginning of year	$710,550		$536,732	$215,791		$113,440		$28,951	$30,238
Adjustment for measurement date change	—		(5,139)	—		(1,211)		—	(198)
Actual return on plan assets	90,468		46,125	25,021		24,088		2,884	1,544
Foreign currency exchange rate changes	—		—	26,442		(14,568)		—	—
Employer contributions	40,000		31,531	23,122		21,280		20,067	18,985
Plan participants’ contributions	—		—	1,608		1,238		1,503	2,259
Acquisitions	—		148,859	—		143,455		—	—
Asset transfer	(600	)(d)	—	—		—		—	—
Newly disclosed	—		—	3,475	(a)	—		—	—
Benefits paid	(55,441)		(47,558)	(16,333)		(11,560)		(24,047)	(23,877)
Settlements	—		—	(2,928	)(b)	(60,371	)(c)	—	—
Fair value of plan assets at end of year	$784,977		$710,550	$276,198		$215,791		$29,358	$28,951

(a)  Disclosed plan assets represent assets for Chemtura Switzerland plan which was previously accounted for as a defined contribution plan.

(b)  Represents lump sum payments made under the supplemental executive retirement programs.

(c)  2005 Settlements of the Non-Qualified and International plans included $9.7 million related to lump sum payments made under the supplemental executive retirement programs and $50.6 million resulting from the sale of the Refined Products business in the Netherlands.

(d)  Following a transaction between Great Lakes Chemicals Corporation and FMC Corporation in 1999, benefit payments in respect of certain retirees were paid by the FMC pension trust after the transaction date, should have been paid by the Great Lakes pension trust.  Adjustment was made to the year-end assets to reflect the approximate value of a reimbursement of these payments.

The asset allocation for the Company’s pension plans at the end of 2006 and 2005 and the target allocation for 2007 by asset category are as follows:

	Target Allocation - 2007		Percentage of Plan Assets at November 30,
	Qualified Domestic	International and Non- Qualified	Qualified Domestic Plans		International and Non-Qualified Plans
Asset Category:	Plans	Plans	2006	2005	2006	2005
Equity securities	58%	64%	59%	67%	65%	68%
Fixed income securities	42%	27%	40%	33%	25%	24%
Other	—	9%	1%	—	10%	8%
Total	100%	100%	100%	100%	100%	100%

Equity securities include Chemtura’s common stock in the amounts of $38.9 million and $57.2 million as of December 31, 2006 and 2005, respectively.

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

The asset allocation for the post-retirement health care plans as of November 30, 2006 and 2005 and target allocation for 2007 by asset category are as follows:

	Target Allocation	Percentage of Plan Assets at November 30,
Asset Category:	2007	2006	2005
Equity securities	58%	59%	55%
Fixed income securities	42%	40%	45%
Other	—	1%	—
Total	100%	100%	100%

The Company’s post-retirement health care plan assets relating to certain inactive government plans are managed by outside investment managers.  Assets are monitored monthly to ensure they are within the range of parameters as set forth by the Company.  The Company’s investment strategy with respect to these assets is to achieve the expected rate of return within an acceptable or appropriate level of risk.  The Company’s investment strategy is designed to promote diversification to moderate volatility and attempt to balance the expected return with risk levels.

Funded Status

The funded status at the end of the year, and the related amounts recognized on the statement of financial position, are as follows:

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	Domestic Plans		Non-Qualified Plans		Health Care Plans
(In thousands)	2006	2005	2006	2005	2006	2005
Funded status, end of year:
Fair value of plan assets	$784,977	$710,550	$276,198	$215,791	$29,358	$28,951
Benefit obligations	831,816	850,512	523,507	409,780	191,972	184,413
Funded status	(46,839)	(139,962)	(247,309)	(193,989)	(162,614)	(155,462)
Unrecognized transition (asset) obligation	—	—	—	721	—	—
Unrecognized actuarial loss	—	163,316	—	54,227	—	35,818
Unrecognized prior service costs	—	—	—	1,646	—	(52,442)
Employer contributions after measurement date	—	—	1,037	1,629	1,654	1,805
Net amount recognized	$(46,839)	$23,354	$(246,272)	$(135,766)	$(160,960)	$(170,281)

Amounts recognized in the statement of financial position at the end of year consist of:
Prepaid benefit costs	$—	$86,775	$—	$3,449	$—	$1,951
Noncurrent assets	331	—	137	—	9,212	—
Current liability	—	—	(7,676)	—	(16,151)	—
Noncurrent liability	(47,170)	—	(238,733)	—	(154,021)	—
Accrued benefit liabilities	—	(261,039)	—	(185,268)	—	(172,232)
Intangible assets	—	—	—	2,628	—	—
Accumulated other comprehensive loss	—	197,618	—	43,425	—	—
Net amount recognized	$(46,839)	$23,354	$(246,272)	$(135,766)	$(160,960)	$(170,281)

Amounts recognized in accumulated
other comprehensive loss consist of:
Net actuarial loss/(gain)	$116,811	$—	$90,605	$—	$50,152	$—
Prior service cost/(credit)	1,749	—	1,298	—	(49,111)	—
Transition obligation/(asset)	—	—	577	—	—	—
	$118,560	$—	$92,480	$—	$1,041	$—

The estimated amounts that will be amortized from accumulated other comprehensive loss into net period benefit cost in 2007 are as follows:

(In thousands)	Qualified Domestic Plans	International and Non- Qualified Plans	Other Post-Retirement Health Care Plans
Actuarial (gain)/loss	$5,362	$3,539	$2,430
Prior service (credit)/cost	149	93	(3,660)
Transition (asset)/obligation	—	112	—
Total	$5,511	$3,744	$(1,230)

The Company’s non-current assets, prepaid benefit costs and intangible assets are included in other assets in the consolidated balance sheets.  In 2005, all accrued benefit liabilities were classified as non-current.  SFAS 158 requires the recognition of both current and non-current liability positions.

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2006 and 2005 were as follows:

(In thousands)	2006	2005
Projected benefit obligation in excess of plan assets at end of year:
Projected benefit obligation	$1,313,248	$1,260,290
Fair value of plan assets	1,030,145	926,251

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2006 and 2005 were as follows:

(In thousands)	2006	2005
Accumulated benefit obligation in excess of plan assets at end of year:
Projected benefit obligation	$1,310,432	$1,260,290
Accumulated benefit obligation	1,260,464	1,228,977
Fair value of plan assets	1,027,410	926,251

Expected Cash Flows

Information about the expected cash flows for the domestic qualified defined benefit plans, international and non-qualified defined benefit plans and post-retirement health care plans follows:

	Defined Benefit Plans
(in thousands)	Qualified Domestic Plans	International and Non-Qualified Plans	Post-Retirement Health Care Plans
Expected Employer Contributions:
2007	$—	$24,513	$14,594

Expected Benefit Payments (a):
2007	54,960	17,124	18,198
2008	54,834	19,395	15,913
2009	54,790	20,987	15,223
2010	54,758	20,736	14,479
2011	55,013	22,717	13,727
2012–2016	281,640	147,983	56,985

(a)          The expected benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of the year and include benefits attributable to estimated future employee service.

Net Periodic Cost

	Defined Benefit Plans
	Qualified			International and			Post-Retirement
	Domestic Plans			Non-Qualified Plans			Health Care Plans
(In thousands)	2006	2005	2004	2006	2005	2004	2006	2005	2004
Components of net periodic benefit cost (credit):

Service cost	$1,398	$8,157	$5,279	$6,331	$6,534	$7,261	$1,131	$1,222	$1,180
Interest cost	46,072	43,997	39,160	21,536	16,821	14,996	10,657	12,453	12,627
Expected return on plan assets	(58,881)	(55,233)	(51,607)	(15,063)	(10,496)	(7,305)	(2,381)	(2,382)	(2,485)
Amortization of prior service cost	—	25	63	599	368	622	(3,606)	775	(2,721)
Amortization of unrecognized
transition (asset) obligation	—	(2)	(7)	112	112	158	—	—	—
Recognized actuarial (gains) losses	4,338	10,405	5,523	2,571	2,351	1,600	2,079	610	(397)
Curtailment (gain) loss recognized	—	59	812	(2)	(18,684)	5,037	(1,184)	—	766
Settlement (gain) loss recognized	—	—	—	(1,096)	5,750	2,923	(365)	—	—
Special termination benefits	—	—	—	—	584	303	—	—	—
Net periodic benefit cost (credit)	$(7,073)	$7,408	$(777)	$14,988	$3,340	$25,595	$6,331	$12,678	$8,970

	Defined Benefit Plans
	Qualified			International and			Post-Retirement
	Domestic Plans			Non-Qualified Plans			Health Care Plans
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Weighted-average assumptions used to determine net cost:
Discount rate	5.75%	5.75%	6.00%	4.92%	4.97%	5.54%	5.68%	5.75%	6.00%
Expected return on plan assets	8.50%	8.75%	9.00%	6.70%	6.78%	6.95%	8.50%	8.20%	8.20%
Rate of compensation increase	4.00%	4.00%	4.00%	3.32%	2.81%	3.17%	—	—	—

The expected return on pension plan assets is based on our investment strategy, historical experience, and our expectations for long term rates of return.  The Company determines the long-term rate of return assumptions for the domestic and international pension plans based on its investment allocation between various asset classes.  The expected rate of return on plan assets is derived by applying the expected returns on various asset classes to the Company’s target asset allocation.  The expected returns are based on the expected performance of the various asset classes and are further supported by historical investment returns. The Company utilized a weighted average expected long-term rate of 8.5 percent on all domestic assets and a weighted average rate of 6.7 percent for the international plan assets for the year ended November 30, 2006.

Assumed health care cost trend rates have a significant effect on the service and interest cost components reported for the health care plans. A one percentage point increase in assumed health care cost trend rates increases the service and interest cost components of net periodic post-retirement health care benefit cost by $1.2 million for 2006.  A one percentage point decrease in assumed health care cost trend rates decreases the service and interest cost components of net periodic post-retirement health care benefit cost by $1.0 million for 2006.

The Company made lump sum payments under the provisions of its supplemental executive retirement programs of approximately $2.9 million and $9.8 million during 2006 and 2005, respectively.  As a result of the 2006 payments, a settlement gain of approximately $1.1 million was recorded.   As a result of the 2005 payments, the Company recorded a settlement loss of approximately $1.7 million.

The Company made a discretionary contribution of $40 million to its domestic qualified pension plans in 2006. The Company’s funding assumptions for its domestic pension plans assume no significant change with regards to demographics, legislation, plan provisions, or actuarial assumptions or methods to determine the estimated funding requirements. The Pension Protection Act, which was passed in 2006, extends interest rate relief for qualified domestic pension plans until 2008, at which time a new methodology for determining required funding amounts will be phased in.  The Company contributed approximately $17.2 million to its international pension plans in 2006, of which $4.0 million was discretionary.

The Company’s cost of its defined contribution plans was $17.9 million, $10.0 million and $9.4 million in 2006, 2005 and 2004, respectively.  The increase in 2006 is primarily due to the inclusion of Great Lakes employees for a full year and the elimination of future earnings benefits to participants of the domestic defined benefit plans for non-bargained employees on January 1, 2006.

18) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s activities expose its earnings, cash flows and financial position to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and energy prices.  The Company maintains a risk-management strategy that uses derivative instruments as needed to mitigate risk against foreign currency movements and to manage energy price volatility.  In accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” FASB Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and FASB Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities,” the Company recognizes in earnings changes in the fair value of all derivatives designated as fair value hedging instruments that are highly effective and recognizes in accumulated other comprehensive loss (AOCL) any changes in the fair value of all derivatives designated as cash flow hedging instruments that are highly effective.  The Company does not enter into derivative instruments for trading or speculative purposes.

The Company uses price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases.  These contracts were designated as hedges of a portion of the Company’s forecasted natural gas purchases. The Company’s hedge contracts cover a gradually decreasing percentage of its forecasted purchase requirements over a rolling three-year period.  These contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based.  The differential paid or received as natural gas prices change is reported in accumulated other comprehensive loss.  These amounts are subsequently reclassified into cost of products sold when the related inventory layer is liquidated.  At December 31, 2006, the Company had outstanding price swaps with an aggregate notional amount of approximately $67.4 million, based on the contract price and outstanding quantities of 10,150 million BTU’s (British Thermal Units) at December 31, 2006.  At December 31, 2005, the Company had outstanding price swaps with an aggregate notional amount of approximately $44.4 million, based on the contract price and outstanding quantities of 4,920 million BTU’s at December 31, 2005.  These contracts cover a gradually decreasing percentage of the Company’s forecasted purchase requirements over a rolling three-year period.  Based on the December 31, 2006 market prices of these natural gas contracts, the Company expects to recognize a loss of approximately $10.0 million in 2007.  During 2005, a portion of the hedge contracts were determined to be ineffective due to lower actual natural gas purchases resulting primarily from the impact of hurricanes Katrina and Rita.  The ineffective portion recognized in operations was not significant.

All contracts have been entered into with major financial institutions.  The risk associated with these transactions is the cost of replacing these agreements at current market rates, in the event of default by the counterparties.  Management believes the risk of incurring such losses is remote.

The Company used interest rate swap contracts as fair value hedges to convert a portion of the $400 million 7% fixed rate debt to variable rate debt.  The swap contracts were acquired and the debt assumed in connection with the Merger.  During the fourth quarter of 2005, swap contracts with a notional amount of $75 million were terminated reducing the notional amount of the swap contracts to $125 million resulting in a deferred loss of $1.2 million. During the second quarter of 2006, the Company terminated the remaining interest rate swap contracts with a notional amount of $125 million resulting in a deferred loss of $2.8 million.  The deferred losses were recorded as an adjustment to the carrying amount of debt upon termination of the swaps and are being amortized to interest expense over the remaining life of the $400 million fixed rate debt.  The unamortized balance of the deferred loss was $2.9 million and $1.1 million at December 31, 2006 and 2005, respectively.

The Company also has exposure to changes in foreign currency exchange rates resulting from transactions entered into by the Company and its foreign subsidiaries in currencies other than their local currency (primarily trade payables and receivables).  The Company is also exposed to currency risk on intercompany transactions (including intercompany loans).  The Company manages these transactional currency risks on a consolidated basis, which allows it to net its exposure.  The Company purchases foreign currency forward contracts, primarily denominated in Euros, Canadian dollars, British Pound Sterling, Mexican Pesos, Australian dollars and Swiss Francs to hedge its transaction exposure.  The aggregate notional amount of these contracts at December 31, 2006 and 2005 was approximately $411 million and $572 million, respectively. These contracts are generally settled on a monthly basis.  Realized and unrealized gains and losses on foreign currency forward contracts are recognized in other expense, net to offset the impact of valuing recorded foreign currency trade payables, receivables and intercompany transactions.  The Company has not designated these derivatives as hedges, although it believes these instruments reduce the Company’s exposure to foreign currency risk. The net effect of the realized and unrealized gains and losses on these derivatives and the underlying transactions is not significant at December 31, 2006 and 2005.

The following table summarizes the gains/losses resulting from changes in the market value of the Company’s fair value and cash flow hedging instruments during the years ended December 31, 2006 and 2005:

(In thousands)	2006	2005
Fair value hedges (in interest expense)
Interest rate swap contracts	$—	$(246)

Cash flow hedges (in accumulated other comprehensive loss):
Balance at beginning of year	$(5,464)	$(2,769)
Price swap contracts — natural gas	12,220	(2,695)
Balance at end of year, net of tax	$6,756	$(5,464)

19) FINANCIAL INSTRUMENTS

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

	2006		2005
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$(1,063,360)	$(1,075,577)	$(1,309,603)	$(1,363,689)
Foreign currency forward contracts (a)	$(2,313)	$(2,313)	$(9,415)	$(9,415)
Price swap contracts (b)	$(10,726)	$(10,726)	$8,869	$8,869
Interest rate swap contracts (c)	$—	$—	$(14)	$(14)

(a)   $0.9 million and $2.8 million included in other assets and $3.2 million and $12.2 million included in accrued expenses at December 31, 2006 and December 31, 2005, respectively.

(b)   $10.0 million included in accrued expenses and $0.7 million included in other liabilities at December 31, 2006 and $8.7 million included in other current assets and $0.2 million included in other assets at December 31, 2005.

(c)   Included in other assets at December 31, 2005.

20) ASSET RETIREMENT OBLIGATIONS

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

The Company’s asset retirement obligations include estimates for all asset retirement obligations identified for its worldwide facilities.  The Company’s asset retirement obligations are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases at approximately 33 facilities, legal obligations to close approximately 102 brine supply, brine disposal, waste disposal, and hazardous waste injection wells and the related pipelines at the end of their useful lives, and decommissioning and decontamination obligations that are legally required to be fulfilled upon closure of approximately 36 of the Company’s manufacturing facilities.

The Company adopted FIN 47 in the fourth quarter of 2005, effective January 1, 2005.  The effect of this adoption resulted in a cumulative effect of accounting change of $0.5 million (net of taxes of $0.3 million) as of December 31, 2005.

The following is a summary of the change in the carrying amount of the asset retirement obligations during 2006 and 2005, the net book value of assets related to the asset retirement obligations at December 31, 2006 and 2005 and the related depreciation expense recorded in 2006 and 2005.

(In thousands)		2006	2005
Asset retirement obligation balance at beginning of year		$10,560	$717
Liabilities assumed from Great Lakes (includes purchase
accounting adjustments)		1,685	6,261
Cumulative effect of accounting change		—	844
Accretion expense — cost of products sold	(a)	11,268	870
Accretion expense — selling, general and administrative		41	416
Accretion expense — discontinued operations		—	364
Revisions to accruals		686	1,193
Payments		(249)	(105)
Foreign currency translation		109	—
Asset retirement obligation balance at end of year		$24,100	$10,560

Net book value of asset retirement obligation assets at end of year		$1,700	$1,584

Depreciation expense		$592	$362

(a)          The 2006 accretion expense includes $8.8 million due to the acceleration of the recognition of the asset retirement obligations for several of the Company’s manufacturing facilities resulting from revisions to the estimated closure dates.

At December 31, 2006 and 2005, $11.3 million and $0.5 million, respectively, of the asset retirement obligation balance was included in accrued expenses and $12.8 million and $10.1 million, respectively, was included in other liabilities on the consolidated balance sheets.

21) LEGAL MATTERS

Antitrust Investigations and Related Matters

Antitrust Investigations

Rubber Chemicals

On May 27, 2004, the Company pled guilty to a one-count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period from July 1995 to December 2001. The U.S. federal court imposed a fine of $50.0 million, payable in six annual installments, without interest, beginning in 2004. In light of the Company’s cooperation with the U.S. Department of Justice (the “DOJ”), the court did not impose any period of corporate probation.  On May 28, 2004, the Company pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Canadian federal court imposed a sentence requiring the Company to pay a fine of CDN $9.0 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid (in U.S. dollars) $2.3 million in 2004, $2.3 million in 2005, and $7.0 million in 2006 in cash, for the U.S. and Canadian fines. Remaining cash payments for the U.S. and Canadian fines are expected to equal (in U.S. dollars) approximately $11.6 million in 2007; $16.2 million in 2008; and $18.5 million in 2009. At December 31, 2006, reserves of $11.6 million and $30.9 million related to these settlements have been included in accrued expenses and other liabilities, respectively, on the Company’s consolidated balance sheet.  At December 31, 2005, reserves of $6.5 million and $40.3 million were included in accrued expenses and other liabilities, respectively.

The Company and certain of its subsidiaries were previously the subject of a coordinated civil investigation by the European Commission (the “EC”) with respect to the sale and marketing of rubber chemicals.  On December 21, 2005, the Company announced that the EC imposed a fine of Euro 13.6 million (approximately U.S. $16 million) on the Company in connection with the EC’s rubber chemicals investigation.  The amount of the fine reflects the EC’s maximum leniency of a 50 percent reduction in the fine, resulting from the Company’s continual cooperation with the EC throughout its investigation.  In December 2005, the Company recorded a pre-tax charge of $16.1 million for the EC fine, which is included in accrued expenses on the Company’s consolidated balance sheets at December 31, 2005.  The Company paid this fine in April 2006.  At December 31, 2006, there are no remaining EC investigations of the Company with respect to its sale and marketing of rubber chemicals.

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

Impact upon the Company

The Company does not expect the previously described resolution of the rubber chemicals investigations by the United States, Canada and the EC to have a material adverse effect on its future results of operations.  However, the resolution of any other possible antitrust violations against the Company and certain of its subsidiaries and the resolution of any civil claims now pending or hereafter asserted against them may have a material adverse effect on the Company’s financial condition, results of operations, cash flows or prospects. No assurances can be given regarding the outcome or timing of these matters.

Civil Lawsuits

Except for those actions indicated as being subject to a settlement agreement, dismissed by the applicable court or as otherwise provided, the actions described below under “U.S. Civil Antitrust Actions” and “Canadian Civil Antitrust Actions” are in various procedural stages of litigation.  Although the actions described below have not had a material adverse impact on the Company, we cannot predict the outcome of any of those actions. The Company will seek cost-effective resolutions of the various pending and threatened legal proceedings against the Company; however, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company has established reserves for all direct and indirect claims as of December 31, 2006.

The Company reviews its reserves for civil lawsuits on a quarterly basis.  The Company also adjusts its reserves quarterly to reflect its current best estimates.  The Company increased its reserves during 2006 to reflect the increase in actual settlement offers and settlements in the direct and indirect purchaser lawsuits described below.

U.S. Civil Antitrust Actions

Partially Terminated Global Settlement Agreement. On January 11, 2005, the Company and plaintiff class representatives entered into a Settlement Agreement (the “Global Settlement Agreement”) that was intended to resolve, with respect to the Company, three consolidated direct purchaser class action lawsuits filed against the Company, its subsidiary Uniroyal Chemical Company, Inc., now known as Chemtura USA Corporation (referred to as “Uniroyal” for purposes of the description of the Company’s civil lawsuits), and other companies, by plaintiffs on behalf of themselves and classes consisting of all persons or entities who purchased EPDM, nitrile rubber and rubber chemicals, respectively, in the United States directly from one or more of the defendants or any predecessor, parent, subsidiary or affiliates thereof, at any time during various periods, with the earliest commencing on January 1, 1995. The complaints in the consolidated actions principally alleged that the defendants conspired to fix, raise, maintain or stabilize prices for EPDM, nitrile rubber and rubber chemicals, as applicable, sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities.  The Global Settlement Agreement provided that the Company would pay a total of $97.0 million, consisting of $62.0 million with respect to rubber chemicals, $30.0 million with respect to EPDM and $5.0 million with respect to nitrile rubber, in exchange for the final dismissal with prejudice of the foregoing three lawsuits as to the Company and a complete release of all claims against the Company set forth in the lawsuits. In December 2004, the Company recorded a pre-tax antitrust cost charge of $93.1 million to reserve for the payment of the expected settlement of the three direct purchaser class action lawsuits.

In accordance with its rights under the Global Settlement Agreement, the Company terminated those parts of the settlement covering rubber chemicals and EPDM following the exercise of opt out rights by certain potential members of the applicable classes.  With respect to the EPDM portion of the claims a settlement was reached on January 22, 2007, which settlement is subject to court approval and permits potential class members to opt out of the class.  With respect to the rubber chemical portion of the claims a settlement was reached on October 2, 2006.  Several plaintiffs have opted out of the terms of this settlement which is described below under “Rubber Chemicals.”  The nitrile rubber portion of the Global Settlement Agreement has been approved by the United States District Court for the Western District of Pennsylvania.

ParaTec Elastomers Cross-Claims.  A defendant in the class action lawsuit relating to nitrile rubber, ParaTec Elastomers LLC, a former joint venture in which the Company previously owned a majority interest but now has no interest, asserted cross claims against the Company and its subsidiary Uniroyal in this class action, seeking indemnification for settlements that ParaTec Elastomers LLC has entered into and damages that ParaTec Elastomers LLC has allegedly suffered or may suffer as a result of the Company’s actions, including the Company’s alleged failure to obtain immunity for ParaTec Elastomers with respect to the EC’s investigation of the sale and marketing of nitrile rubber.  The ParaTec Elastomers complaint seeks damages of unspecified amounts, including attorneys’ fees and punitive damages with respect to certain of the alleged causes of action, injunctive relief, pre- and post-judgment interest, costs and disbursements and such other relief as the court deems just and proper.  On August 6, 2004, the Company filed a motion to dismiss the cross claims, or in the alternative to compel arbitration.  On September 29, 2005, the motion to dismiss was granted with respect to the plaintiff’s claims of violation of the Connecticut Unfair Trade Practices Act, breach of contract, fraud and promissory estoppel.  The motion to dismiss was denied with respect to the plaintiff’s claims for contractual indemnification pursuant to the ParaTec Elastomers LLC Agreement, breach of fiduciary duty and breach of covenant of good faith and fair dealing.  In addition, the court denied the Company’s motion to compel arbitration.  The Company has appealed the denial of its motion to compel arbitration. The Company’s appeal was successful and on November 30, 2006 the court granted the Company’s motion to compel arbitration.  The Company believes these claims are without merit, as they relate to conduct occurring exclusively after ParaTec Elastomers was sold.

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

Rubber Chemicals. The Company has entered into a settlement agreement in the direct federal rubber chemical cases previously subject to the Global Settlement Agreement.  The Company has also entered into a settlement agreement with respect to a direct federal purchaser lawsuit filed in the United States District Court, Middle District of Tennessee and subsequently transferred to the United States District Court, Northern District of California.

The Agreement with class counsel in the direct federal rubber chemical case provides that the Company pay $51 million to resolve the class claims.  In October 2006, the $51.0 million was paid into an escrow account and recorded as a deposit included in other current assets on the Company’s consolidated balance sheet at December 31, 2006.  The $51.0 million settlement was paid to the claimant in the first quarter of 2007.  In anticipation of this settlement, $36.7 million was added to already existing rubber chemicals reserves in 2006.  This agreement, when combined with settlements with other entities and taking into account the three class members who chose to opt out of the settlement, means that Chemtura has now resolved over 95 percent of its exposure for United States direct purchaser rubber chemicals claims.

The remaining direct federal lawsuit was filed on June 29, 2006, in the United States District Court, Middle District of Tennessee by Bridgestone Americas Holding, Inc, Bridgestone Firestone North American Tire, LLC, Bandag, Incorporated, and Pirelli Tire, LLC with respect to purchases of rubber chemicals from one or both of the defendants.  This action was transferred to the United States District Court, Northern District of California.  The Company has entered into a settlement agreement resolving the claims with respect to this lawsuit, except for those claims related to Bangad, Incorporated.

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

EPDM. With respect to EPDM, the Company has entered into settlement agreements with respect to the consolidated EPDM direct purchaser lawsuit previously subject to the Global Settlement Agreement as described above, and a second direct purchaser lawsuit previously pending in the United States District Court, District of Connecticut.  The remaining two pending direct federal purchaser lawsuits are multi-product lawsuits and are described separately under the heading “Multi-Product Lawsuits” below.

The Company and certain of its subsidiaries also remain defendants in twelve pending indirect putative class action lawsuits for alleged violations of state law with respect to EPDM filed in state courts in California, Florida,

Iowa, Kansas, Nebraska, New Mexico, New York, North Carolina, Pennsylvania and Vermont between April 2004 and February 2005.  Four of these lawsuits are multi-product lawsuits and are described under the heading “Multi-Product Lawsuits” below.  The Company has entered into a settlement agreement resolving claims with respect to one lawsuit filed in California.  The Company’s motion to dismiss was granted with respect to a lawsuit previously pending in Florida.

Nitrile Rubber. With respect to nitrile rubber, the Company, Uniroyal and other companies are defendants in two multi-product direct purchaser lawsuits involving nitrile rubber, which are described separately below.  The Company and certain of its subsidiaries also remain defendants in four pending indirect putative class action multi-product lawsuits for alleged violations of state law filed in state courts in California, Florida, New York and Pennsylvania.  These lawsuits are described under the heading “Multi-Product Lawsuits” below.  The Company has entered into a settlement agreement which is intended to resolve claims with respect to three indirect putative class action lawsuits previously pending in Nebraska, Tennessee and Vermont.

Plastics Additives. With respect to plastic additives, the Company has entered into a settlement agreement which is intended to resolve claims with respect to one federal indirect purchaser lawsuit filed in the United States District Court, Eastern District of Pennsylvania in August 2005, and one pending indirect putative class action lawsuit for alleged violations of state law filed in state court in Nebraska in February 2005.  The Company has also settled claims with respect to one pending indirect putative class action lawsuit for alleged violations of state law filed in the California state court in May 2004.

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

The second lawsuit was filed on February 10, 2005 in Massachusetts state court. This lawsuit was subsequently removed to the United States District Court, District of Massachusetts.  The claims in this lawsuit relate to purchases of any product containing rubber and urethane products, defined to include EPDM, nitrile rubber, and urethanes.

The Company, its subsidiary Uniroyal, and other companies are defendants in four pending indirect putative purchaser class action lawsuits in four states that each involve multiple products. Two of the outstanding multi-product lawsuits relate to purchases of any product containing rubber and urethane products, defined to include rubber chemicals, EPDM, nitrile rubber and urethanes.  The remaining two outstanding multi-product lawsuits relate to purchases of any product containing rubber and urethane products, defined to include EPDM, nitrile rubber, and urethanes.  An indirect purchaser class action previously pending in Massachusetts state court has been removed to the United States District Court, District of Massachusetts and is described above.

At December 31, 2006 and December 31, 2005, the Company had remaining reserves of $102.5 million and $51.4 million, respectively, included in accrued expenses on its consolidated balance sheets relating to the remaining U.S. direct and indirect purchaser lawsuits, the federal securities class action lawsuit described under “Federal Securities Class Action lawsuit” below, and the shareholder derivative lawsuit described under “Shareholder Derivative Lawsuit” below.  These reserves cover all direct and indirect purchaser antitrust claims in the rubber, EPDM, plastics additives, urethanes and nitrile rubber civil cases.  The Company periodically reviews its accruals as additional information becomes available, and may adjust its accruals based on later occurring events.

Canadian Civil Antitrust Actions

EPDM. The Company and the plaintiffs in three previously disclosed Canadian class action lawsuits relating to EPDM have entered into a settlement agreement, dated as of September 19, 2005 (the “EPDM Settlement Agreement”), that is intended to resolve, with respect to the Company and its defendant subsidiaries, the three lawsuits filed in Canada.

The EPDM Settlement Agreement required that the Company pay CDN $4.5 million (approximately U.S. $3.9 million) to the class claimants in Canada covering all direct and indirect purchasers of EPDM during the class period of January 1, 1997 to December 31, 2001 in exchange for the final dismissal with prejudice of the lawsuit as to the Company and its subsidiary defendants and a complete release of all claims against the Company and its subsidiary defendants set forth in the lawsuits.  This settlement amount was paid in the fourth quarter of 2005. The EPDM Settlement Agreement, which has been approved by the applicable courts, permitted potential class members to opt out of the class and the Company to recover a portion of the settlement funds with respect to those potential class members that chose to opt out of the settlement. The opt-out period expired on March 6, 2006 and one class member opted out.  In April of 2006, the Company recovered CDN $0.3 million (approximately U.S. $0.3 million) in previously paid settlement funds related to this opt-out.

Rubber Chemicals. The Company has entered into a settlement agreement, dated as of December 1, 2005 (the “Rubber Chemicals Settlement Agreement”), that is intended to resolve, with respect to the Company and its defendant subsidiaries, four Canadian class action lawsuits.

The Rubber Chemicals Settlement Agreement proposes the certification of the lawsuits as class actions for purposes of the settlement and provides that the Company pay CDN $7.2 million (approximately U.S. $6.4 million) to the class claimants in Canada covering all persons who purchased rubber chemicals products in Canada during the class period of July 1, 1995 to December 31, 2001, in exchange for the final dismissal with prejudice of the lawsuits as to the Company and its defendant subsidiaries and a complete release of all claims against the Company and its defendant subsidiaries set forth in the lawsuits. The Rubber Chemicals Settlement Agreement has been approved by the applicable courts.  The opt out period expired on or about September 18, 2006.  In December 2006, the Company recovered CDN $2.9 million (approximately U.S. $2.6 million) of settlement funds that were related to four potential class members that chose to, or were deemed to, opt out of the settlement.  Additionally in December 2006, the Company made a final payment of CDN $4.3 million (approximately U.S. $3.8 million).

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

At December 31, 2006, the Company had no remaining reserves relating to the direct and indirect purchaser lawsuits for Canadian matters.  The reserve balance for these matters at December 31, 2005 was $6.2 million.

The reserve activity for antitrust related litigation is summarized as follows:

Governmental Reserves:

(In thousands)	U.S. DOJ Fines	Canada Federal Fines	Total U.S and Canada Fines	European Commission
Balance December 31, 2004	$40,226	$5,985	$46,211	$—
2005 Antitrust costs, excluding legal fees	—	—	—	16,051
Payments	(2,000)	(286)	(2,286)	—
Accretion - Interest	2,419	357	2,776	—
Foreign currency translation	—	94	94	—
Balance December 31, 2005	40,645	6,150	46,795	16,051
2006 Antitrust costs, excluding legal fees	—	72	72	—
Payments	(6,000)	(961)	(6,961)	(16,548)
Accretion - Interest	2,184	352	2,536	—
Foreign currency translation	—	62	62	497
Balance December 31, 2006	$36,829	$5,675	$42,504	$—

Civil Reserves:

(In thousands)	U.S. Civil and Securities Matters	Canada Civil Matters	Total Civil Matters
Balance December 31, 2004	$93,113	$—	$93,113
2005 Antitrust costs, excluding legal fees	9,335	10,036	19,371
Payments	(53,358)	(3,845)	(57,203)
Accretion - Interest	2,321	—	2,321
Foreign currency translation	—	(37)	(37)
Balance December 31, 2005	51,411	6,154	57,565
2006 Antitrust costs, excluding legal fees	81,065	(2,578)	78,487
Payments	(30,000)	(3,792)	(33,792)
Foreign currency translation	—	216	216
Balance December 31, 2006	$102,476	$—	$102,476

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

22) CONTINGENCIES

Environmental Matters

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts.  For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operation and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes that such costs are estimable.  The total amount accrued for such environmental liabilities at December 31, 2006 and 2005, were $124.4 million and $147.9 million, respectively. At December 31, 2006 and 2005, environmental liabilities of $29.9 million and $28.2 million, respectively, have been included in accrued expenses and $94.5 million and $119.7 million, respectively, have been included in other liabilities on the consolidated balance sheets. The Company estimates the determinable environmental liability to range from $112 million to $162 million at December 31, 2006.  The Company’s reserves include estimates for determinable clean-up costs. During 2006, the Company recorded a pre-tax charge of $7.3 million to increase its environmental liabilities and made payments of $25.0 million for clean-up costs, which reduced its environmental liabilities.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed the Company’s present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations and cash flows. It is reasonably possible that the Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

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

Vertac - Uniroyal (a wholly owned subsidiary of the Company) and its Canadian subsidiary, Uniroyal Chemical Co./Cie (formerly known as Uniroyal Chemical Ltd./Ltee and now known as Chemtura Canada Co./Cie) were joined with others as defendants in consolidated civil actions brought in the United States District Court, Eastern District of Arkansas, Western Division (“Court”) by the United States, the State of Arkansas and Hercules Incorporated (“Hercules”), relating to a Vertac Chemical Company site in Jacksonville, Arkansas.  Uniroyal has been dismissed from the litigation.  However, on May 21, 1997, the Court entered an order finding that Uniroyal Chemical Co./Cie is jointly and severally liable to the United States, and finding that Hercules and Uniroyal Chemical Co./Cie are liable to each other in contribution. On October 23, 1998, the Court entered an order granting the United States’ motion for summary judgment against Uniroyal Chemical Co./Cie and Hercules as to the amount of its claimed removal and remediation costs of $102.9 million at the Vertac site.  Trial on the allocation of these costs as between Uniroyal Chemical Co./Cie and Hercules was concluded on November 6, 1998, and on February 3, 2000, the Court entered an Order finding Uniroyal Chemical Co./Cie liable to the United States for approximately $2.3 million and liable to Hercules in contribution for approximately $0.7 million.  On April 10, 2001, the United States Court of Appeals for the Eighth Circuit (“Appeals Court”) (i) reversed a decision in favor of the United States and against Hercules with regard to the issue of divisibility of harm and remanded the case back to the Court for a trial on the issue; (ii) affirmed the finding of arranger liability against Uniroyal Chemical Co./Cie; and (iii) set aside the findings of contribution between Hercules and Uniroyal Chemical Co./Cie by the Court pending a decision upon remand.  The Appeals Court also deferred ruling on all constitutional issues raised by Hercules and Uniroyal Chemical Co./Cie pending subsequent findings by the Court.  On June 6, 2001, the Appeals Court denied Uniroyal Chemical Co./Cie’s petition for rehearing by the full Appeals Court on the Appeals Court’s finding of arranger liability against Uniroyal Chemical Co./Cie and on December 10, 2001, Uniroyal Chemical Co./Cie’s Petition for a Writ of Certiorari to the United States Supreme Court with regard to the issue of its arranger liability was denied.  On December 12, 2001, the Court concluded hearings pursuant to the April 10, 2001 remand by the Appeals Court and briefing on the issue of divisibility was completed in January 2003.  On March 30, 2005, the Court entered a memorandum opinion and order finding no basis for Hercules’ claim of divisibility of harm for the damages arising from the remediation for which Hercules and Uniroyal Chemical Co./Cie had previously been found jointly and severally liable. The Court also rejected challenges to the constitutionality of CERCLA and its application in this case. Further, the Court affirmed its earlier findings regarding allocation. The net result of the memorandum opinion and order is the allocation of liability upon Uniroyal Chemical Co./Cie of 2.6 percent of the damages imposed jointly and severally upon Uniroyal Chemical Co./Cie and Hercules. This finding returns the parties to the positions held following the Court’s February 3, 2002 order, which resulted in liability upon Uniroyal Chemical Co./Cie to the United States for approximately $2.9 million and liability to Hercules for contribution for approximately $0.7 million. The Appeals Court affirmed the judgment on July 13, 2006, and later denied petitions for rehearing. Both Uniroyal Chemical Co./Cie and Hercules have filed petitions for writs of certiorari in the Supreme Court of the United States.

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

Scarborough - The Ontario Ministry of the Environment has brought an action against Chemtura Co./Cie in connection with a 2004 release of naphtha sulfonic acid at Chemtura Co./Cie’s Scarborough, Ontario, Canada facility. Although Chemtura Co./Cie is currently contesting liability for this release, potential monetary sanctions could reach $100,000 or more.

Legal Proceedings

Conyers - The Company and certain of its former officers and employees were named as defendants in five putative state class action lawsuits filed in three counties in Georgia and one putative class action lawsuit filed in the United States District Court for the Northern District of Georgia pertaining to the fire at the Company’s Conyers, Georgia warehouse on May 25, 2004.  Of the five putative state class actions, two were voluntarily dismissed by the plaintiffs, leaving three such lawsuits, all of which are now pending in the Superior Court of Rockdale County, Georgia.  These remaining putative state class actions, as well as the putative class action pending in federal district court, seek recovery for economic and non-economic damages allegedly arising from the fire.  Punitive damages are sought in the Davis case in Rockdale County, Georgia and in the Martin case in the United States District Court for the Northern District of Georgia.  The Martin case also seeks a declaratory judgment to reform certain settlements, as well as medical monitoring and injunctive relief.  The Company intends to vigorously defend against these lawsuits.

The Company was also named as a defendant in fifteen lawsuits filed by individual or multi-party plaintiffs in the Georgia and Federal courts pertaining to the May 25, 2004 fire at its Conyers, Georgia warehouse.  Two of these lawsuits have been voluntarily dismissed without prejudice by the plaintiffs, and three have been dismissed with prejudice.  The plaintiffs in the remaining lawsuits seek recovery for economic and non-economic damages, including punitive damages in six of the ten remaining lawsuits.  One of the lawsuits, the Diana Smith case, was filed in the United States District Court for the Northern District of Georgia against the Company, as well as the City of Conyers and Rockdale County, and included allegations similar to those in the other lawsuits noted above, but adding claims for alleged civil rights violations, federal Occupational Safety and Health Administration violations, Georgia Racketeer Influenced and Corrupt Organizations Act violations, criminal negligence, reckless endangerment, false imprisonment, and kidnapping, among other claims.  The federal law claims have been dismissed with prejudice and the state law claims have been dismissed without prejudice. The Court has also dismissed without prejudice the plaintiffs’ claims against the City of Conyers and Rockdale County. The Company intends to vigorously defend against these lawsuits.

On or about January 8, 2007, the Company was named as a defendant in a lawsuit filed by an individual, George J. Collins, in the Superior Court of Gwinnett County, Georgia. The lawsuit includes allegations pertaining to the May 25, 2004 fire at its Conyers, Georgia warehouse, and seeks recovery for economic and non-economic damages, including punitive damages. The action has been transferred to the State Court for Gwinnett County, Georgia. The Company intends to vigorously defend against this lawsuit.

Within one day of the fire, the Company established a claims office to resolve all legitimate economic and personal injury claims in the Rockdale County, Georgia area.  The Company still maintains a claims office in Conyers, and continues to negotiate the settlement of claims whether submitted through the claims office or otherwise.

At the time of the fire, the Company maintained, and continues to maintain, property and general liability insurance.  The Company believes that its general liability policies will adequately cover any third party claims and legal and processing fees in excess of the amounts that were recorded through December 31, 2006.

Albemarle Corporation - In May 2002, Albemarle Corporation filed two complaints against the Company in the United States District Court for the Middle District of Louisiana, one alleging that the Company infringed three process patents held by Albemarle Corporation relating to bromine vacuum tower technology, and the other alleging that the Company infringed or contributed to or induced the infringement of a patent relating to the use of decabromodiphenyl ethane as a flame retardant in thermoplastics. On a motion by the Company and over Albemarle’s objection, the cases were consolidated. In addition, the Company filed a counterclaim with the District Court in the flame retardant cases, alleging, among other things, that the Albemarle patent is invalid or was obtained as a result of inequitable conduct from the United States Patent and Trademark Office. In March 2004, Albemarle amended its consolidated complaint to add additional counts of patent infringement and trade secret violations. The Company believes that the allegations of Albemarle in the consolidated complaint, as well as the allegations in the additional counts, are without basis, factually or legally, and intends to defend the case vigorously.  On October 25, 2005, Albemarle filed a complaint against Chemtura Corporation and Great Lakes Chemical Corporation in the United States District Court for the Middle District of Louisiana alleging that Chemtura and Great Lakes infringed a recently granted U.S. patent held by Albemarle relating to a decabromodiphenyl ethane “wet cake” intermediate product.  The Company believes that the allegations of the complaint are without basis, factually or legally, and intends to defend the case vigorously. The parties are currently completing the discovery phase of the cases and, in the first case described above, are preparing for a hearing on claim construction scheduled for the first quarter of 2007.

OSCA — Great Lakes previously held interests in OSCA, Inc., which interests were divested to BJ Services Company in May 2002.  OSCA is a party to certain pending litigation regarding a blowout of a well in the Gulf of Mexico operated by Newfield Exploration Company. In the lawsuit, the plaintiffs claimed that OSCA and the other defendants breached their contracts to perform work-over operations on the well and were negligent in performing those operations. Pursuant to an indemnification agreement between Great Lakes and BJ Services entered into at the time of the sale of OSCA, Great Lakes agreed to remain responsible for 75% of any uninsured liability and costs in excess of $3 million incurred by OSCA upon settlement or final determination of this pending litigation. In

April 2002, a jury found OSCA and the other defendants responsible for those claims and determined OSCA’s share of the damages. In connection with the lawsuit, OSCA asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident. Following a related trial on these insurance coverage claims, the court issued its final judgments on the underlying liability claims and the insurance coverage claims, entering judgment against OSCA for a net amount of approximately $13.3 million plus interest and finding that such amount was not covered by insurance. The Company and BJ Services appealed certain of the liability and insurance coverage decisions.  In April 2006, the United States Fifth Circuit Court of Appeals affirmed the jury’s verdict on liability against OSCA, but reversed in part the District Court’s decision regarding insurance coverage available to OSCA and remanded the matter to the District Court.  The District Court will now determine what portion of the judgment against OSCA is covered by insurance after applying a policy exclusion that the Fifth Circuit found to be valid and applicable.

Each quarter the Company evaluates and reviews pending claims and litigation to determine appropriate reserve amounts. As of December 31, 2006, the Company’s accrual for probable loss in the aforementioned legal proceeding cases is immaterial. In addition, the related receivable to reflect probable insurance recoveries is also immaterial.

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

Guarantees

The Company has standby letters of credit and guarantees with various financial institutions.  At December 31, 2006 and December 31, 2005, the Company had $127.3 million and $127.1 million, respectively, of outstanding letters of credit and guarantees primarily related to its liabilities for environmental remediation, insurance obligations, European value added tax (VAT) obligations, a pending legal matter and a potential tax exposure.

The letter of credit for the potential tax exposure relating to a government audit was released in 2006 on the basis that the claims were without merit, thus there was no letter of credit or accrual remaining at December 31, 2006.  At December 31, 2005, the Company had a $20.4 million letter of credit and a $10.6 million accrual, which was subsequently reversed in the fourth quarter of 2006.

The letter of credit for the pending legal matter relates to the indemnification liability that Great Lakes may be obligated to pay relating to the OSCA matter described above.  The amount of the letter of credit was $16.1 million at December 31, 2006 and 2005.  At December 31, 2005, the Company had $9.7 million accrued for this exposure.  During the second quarter of 2006, the Company completed its review of this matter and reversed the $9.7 million accrual as part of the purchase accounting adjustments to goodwill related to the Merger.

The Company has applied the disclosure provisions of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45) to its agreements that contain guarantee or indemnification clauses. The Company is a party to several agreements pursuant to which it may be obligated to indemnify a third party with respect to certain loan obligations of joint venture companies in which the Company has an equity interest.  These obligations arose to provide initial financing for a joint venture start-up, fund an acquisition and provide project capital.  Such obligations range in duration with terms from origination to maturity between five and nine years.  In the event that any of the joint venture companies were to default on these loan obligations, the Company would indemnify the other party up to its proportionate share of the obligation based upon its ownership interest in the joint venture.  At December 31, 2006, the maximum potential future principal and interest payments due under these guarantees was $19.0 and $1.4 million, respectively.  In accordance with FIN 45, the Company has accrued $2.2 million in reserves, which represents the probability weighted fair value of these guarantees at December 31, 2006 as estimated by an independent appraisal firm.  The reserve has been included in long-term liabilities on the consolidated balance sheet at December 31, 2006 with an offset to the investment included in other assets.

The Company also has a customer guarantee, in which the Company has contingently guaranteed certain debt obligations of one of its customers.  At December 31, 2006 and December 31, 2005, the amount of this guarantee was $2.0 and $2.8 million, respectively.  Based on past experience and on the underlying circumstances, the Company does not expect to have to perform under this guarantee.

At December 31, 2006, unconditional purchase obligations, primarily for commitments to purchase raw materials and tolling arrangements with outside venders, amounted to $8.0 million (2007), $3.6 million (2008), $2.3 million (2009), $5.7 million (2010), $5.5 million (2011), $62.8 million (2012 and thereafter) and $87.9 million in the aggregate.

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

23) BUSINESS SEGMENT DATA

The Company evaluates a segment’s performance based on several factors, of which the primary factor is operating profit (loss).  In computing operating profit (loss) by segment, the following items have not been deducted:  (1) general corporate expense; (2) amortization; (3) unabsorbed overhead expense from discontinued operations; (4) facility closures, severance and related costs; (5) antitrust costs;  (6) merger costs; (7) the fair value impact of purchase accounting on inventory; (8) in-process research and development; (9) gain (loss) on sale of businesses; (10) income related to Gustafson joint venture; and (11) impairment of non-current assets.  Pursuant to Financial Accounting Standards Board Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” these items have been excluded from the Company’s presentation of segment operating profit (loss) because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance.   The accounting policies of the reporting segments are the same as those described in Note 1 - Accounting Policies included herein.

The Company has organized its segments around the nature of its products.  As a result of the Merger, the reportable segments of the Company have been realigned and prior periods have been revised to reflect the Company’s new management and reporting structure. The Plastic Additives reporting segment includes the Company’s former plastic additives business unit and the Great Lakes polymer stabilizers business unit (collectively the non-flame retardants plastic additives operating segment) and flame retardants operating segment (excluding the agricultural, fluorine chemicals, performance fluids, Industrial Water Additives and optical monomer components of the Great Lakes business units).  The Polymers reporting segment includes the EPDM operating segment and the urethane additive and urethane business units (collectively the urethanes operating segment).  The Specialty Additives reporting segment includes the Company’s rubber additives and petroleum additives operating segments.  The petroleum additives business unit includes the performance fluids component of the Great Lakes flame retardants operating segment. The Crop Protection reporting segment includes the Company’s former crop protection operating segment and the agricultural component of the Great Lakes flame retardants operating segment.  The Consumer Products reporting segment includes the former Great Lakes consumer products reporting segment.  The Other reporting segment includes the Polymer Processing Equipment business and the Great Lakes fluorine chemicals, Industrial Water Additives and optical monomers business units.

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis, including amortization expense.  These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses related to executives and corporate managers.  Unabsorbed overhead expense from discontinued operations in 2004 represents general overhead costs that were previously absorbed by the Refined Products business unit.  Facility closures, severance and related costs are costs related to the Company’s 2006 cost savings initiatives, the 2004 activity-based restructuring initiative, the cost reduction initiatives that began in 2001 and 2003 and the relocation of the corporate headquarters that began in 2002.  The antitrust costs are primarily for legal costs associated with antitrust investigations and related civil lawsuits.  Merger costs are non-capitalizable costs associated with the Merger of the Company and Great Lakes.  The loss on sale of business in 2006 is related primarily to the sale of the Company’s Industrial Water Additives (“IWA”) business.  The fair value impact of purchase accounting on inventory and the write-off of in-process research and development are also the direct result of the Merger.  The impairment of non-current assets includes impairments to goodwill, certain tangible and intangible assets of the Fluorine business and long lived assets of the IWA business.  Corporate assets are principally cash and cash equivalents, intangible assets (including goodwill) and other assets, (including deferred tax assets) maintained for general corporate purposes.

Certain prior year business segment amounts have been reclassified to conform to the current year presentation.

A summary of business data for the Company’s reportable segments for the years 2006, 2005 and 2004 is as follows:

Information by Business Segment
(In thousands)

Sales	2006	2005	2004
Plastic Additives	$1,604,142	$1,156,627	$856,509
Polymers	492,021	517,471	469,455
Specialty Additives	555,585	561,090	458,664
Crop Protection	360,134	353,610	320,594
Consumer Products	565,699	261,258	—
Other	145,126	136,552	180,009
	$3,722,707	$2,986,608	$2,285,231

Operating Profit	2006	2005	2004
Plastic Additives	$102,435	$73,466	$17,353
Polymers	66,259	94,355	62,477
Specialty Additives	57,520	95,978	21,666
Crop Protection	64,559	82,106	85,695
Consumer Products	70,483	23,215	—
Other	15,454	5,208	3,360
	376,710	374,328	190,551

General corporate expense	(96,234)	(66,416)	(64,040)
Amortization	(41,844)	(28,282)	(16,889)
Unabsorbed overhead expense from discontinued
operations	—	—	(9,483)
Facility closures, severance and related costs	(5,482)	(22,713)	(62,808)
Antitrust costs	(89,534)	(49,109)	(113,736)
Merger costs	(17,010)	(45,230)	—
In-process research and development	—	(73,300)	—
Gain (loss) on sale of businesses, net	(12,283)	3,199	1,302
Income related to Gustafson joint venture	1,500	—	93,448
Impairment of non-current assets	(80,263)	—	—
Purchase accounting inventory fair value impact	—	(37,100)	—
Operating Profit (Loss)	35,560	55,377	18,345

Interest expense	(102,485)	(107,701)	(78,441)
Loss on early extinguishment of debt	(44,030)	(55,091)	(20,063)
Other expense, net	(6,428)	(12,237)	(11,588)
Loss from continuing operations before income taxes and cumulative effect of accounting change	$(117,383)	$(119,652)	$(91,747)

Depreciation and Amortization	2006	2005	2004
Plastic Additives	$84,031	$64,667	$45,410
Polymers	15,910	15,273	15,667
Specialty Additives	12,780	14,858	14,926
Crop Protection	7,230	6,145	7,224
Consumer Products	11,352	5,114	—
Other	2,977	2,869	2,458
	134,280	108,926	85,685
Corporate	79,871	48,896	32,496
	$214,151	$157,822	$118,181

Equity Income (Loss)	2006	2005	2004
Plastic Additives	$3,417	$1,172	$1,132
Specialty Additives	689	480	3,566
Crop Protection	—	—	9,602
	4,106	1,652	14,300
Corporate	(5,774)	(124)	(191)
	$(1,668)	$1,528	$14,109

Segment Assets	2006	2005	2004
Plastic Additives	$1,114,768	$1,236,283	$548,305
Polymers	228,110	244,147	233,153
Specialty Additives	295,875	307,080	243,545
Crop Protection	210,257	210,508	176,943
Consumer Products	303,060	299,237	—
Other	74,970	134,455	96,419
	2,227,040	2,431,710	1,298,365
Assets held for sale	—	—	97,252
Corporate	2,172,366	2,554,293	1,283,092
	$4,399,406	$4,986,003	$2,678,709

Capital Expenditures	2006	2005	2004
Plastic Additives	$56,455	$39,248	$23,470
Polymers	11,588	8,548	10,561
Specialty Additives	10,910	12,126	12,491
Crop Protection	7,896	5,906	5,299
Consumer Products	9,829	3,577	—
Other	2,310	2,584	1,226
	98,988	71,989	53,047
Corporate	29,011	30,051	6,906
Total continuing operations	127,999	102,040	59,953
Discontinued operations	—	2,325	5,278
	$127,999	$104,365	$65,231

Equity Method Investments	2006	2005	2004
Plastic Additives	6,515	20,393	8,116
Specialty Additives	33,144	25,882	27,560
Crop Protection	294	—	172
Consumer Products	300	1,535	—
	40,253	47,810	35,848
Corporate	14,810	81,448	—
	$55,063	$129,258	$35,848

Information by Geographic Area

(In thousands)

Sales are based on location of customer.

Sales	2006	2005	2004
United States	$1,868,675	$1,548,833	$1,096,846
Canada	108,720	105,309	85,630
Latin America	183,724	171,512	176,779
Europe/Africa	998,493	761,569	656,255
Asia/Pacific	563,095	399,385	269,721
	3,722,707	$2,986,608	$2,285,231

Property, Plant and Equipment	2006	2005	2004
United States	$683,461	$752,855	$410,408
Canada	55,024	55,977	56,797
Latin America	10,667	9,666	6,146
Europe/Africa	356,447	333,594	204,060
Asia/Pacific	41,634	40,243	17,514
	$1,147,233	$1,192,335	$694,925

24) ADOPTION OF STAFF ACCOUNTING BULLETIN 108

The Company adopted the provisions of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements”, (SAB 108) in the quarter ended December 31, 2006.  As a result of adopting SAB 108 and electing to use the one-time transitional adjustment, the Company made an adjustment to the opening balance of retained earnings for $12.2 million ($4.4 million net of tax).  This change in opening retained earnings relates to the items noted below which represented an insignificant adjustment in each period on the Company’s Statement of Operations utilizing the rollover method; however, under the iron curtain method, correction for these misstatements is considered material as of December 31, 2005.

Patent and Trademark Costs

The Company previously capitalized and amortized patent and trademark costs associated with maintenance fees ($5.7 million) and did not reduce capitalized costs for patent or trademarks that were abandoned ($8.3 million). These costs accumulated from the mid-1990’s through 2005 and totaled approximately $14.0 million ($9.1 million, net of tax) at December 31, 2005.  The effect of these misstatements on the amount of depreciation and amortization, and SG&A reported by the Company for each period is noted in the chart below.

Additionally, the Company recorded $1.2 million of costs as part of SG&A during 2006 to properly reflect similar changes in this policy during 2006.

Bond Discount

The Company previously amortized bond discounts under the straight-line method.  However, in accordance with generally accepted accounting principles, these costs should have been amortized based on the effective-interest rate method.  The difference in the two amortization methods yields only small differences in results under the rollover method each year.  However, the accumulation of these small amounts over time can result in a more significant charge under the iron curtain method.  From 1999 through 2005 the Company over expensed $4.3 million ($2.7 million after tax) of interest under the straight-line method of amortization. The effect of these misstatements on the amount of interest expense reported by the Company for each period is noted in the chart below.

Tax Credit

During the fourth quarter of 2006, the Company determined that a deferred tax liability for a subsidiary in Brazil which had been appropriately created in 2004, had not been correctly reversed during 2005 causing the deferred tax balance to become overstated at end of 2005 by $3.5 million. The effect of this misstatement on the amount of tax expense reported by the Company for 2005 is noted in the chart below.

Prior Year Inventory Adjustments

During the Company’s review of balance sheet accounts in 2006 the Company identified certain items related to the capitalization of inventory costs related to years ending in 2001, 2004 and 2005.

Intercompany Profit Elimination Inventory

The Company identified $1.7 million ($1.1 million net of tax) of costs related to intercompany profit in 2001 had not been properly eliminated from inventory.

Inventory in-Transit Adjustment

The Company identified $2.3 million ($1.5 million net of tax) of costs associated with in-transit inventory were not properly deducted from inventory during 2004 and 2005.  This item related to the previous Great Lakes entity for the quarters in 2004 and the first half of 2005 and therefore had no impact on the statement of operations of the Company for those periods as this was prior to the Merger date.  The effect of these misstatements on cost of products sold reported by the Company for the second half of 2005 represented $0.8 million ($0.5 million net of tax) with the remaining $1.5 million ($1.0 million net of tax) increasing the goodwill associated with the purchase of Great Lakes.

Summary

The following chart represents the effect of these changes on line item classifications in the statement of operations for each year the misstatement related to as well as the total effect to opening retained earnings at January 1, 2006:

(In thousands) Increase/(decrease)	Cost of Products Sold	Depreciation and Amortization/ SG&A	Interest Expense	Tax Expense	Net Effect to Retained Earnings at 1/1/2006
Years prior to 2004	$1,739	$11,019	$(3,075)	$(3,336)	$6,347
2004	—	1,691	(641)	(378)	672
2005	764	1,316	(604)	(4,109)	(2,633)
Total	$2,503	$14,026	$(4,320)	$(7,823)	$4,386

25) SUBSEQUENT EVENT

On February 3, 2007, the Company signed an asset purchase agreement to sell its EPDM business and portions of its Rubber Chemical business to an affiliate of Lion Chemical Capital, LLC. The transaction is expected to close in the first half of 2007 and is subject to certain conditions, including regulatory approvals, financing and a financial audit.

On January 31, 2007, the Company announced that it had completed the acquisition of the stock of Kaufman Holdings Corporation (Kaufman) for $160.0 million, with a potential maximum deferred payment of $5.0 million to be paid to the sellers on the second anniversary of the closing date subject to any indemnification claims.

Kaufman’s registered trademarks include Royco, ANDEROL, and Hatcol and serve the hydro fluorocarbon refrigeration and high-performance synthetic lubricants markets.  The Kaufman acquisition complements the Company’s existing Petroleum Additives segment in that it offers related products in key customer areas, provides the opportunity to strengthen alliances with major suppliers and may offer potential distribution synergies.  Kaufman has approximately 300 employees and 2006 revenues in excess of $200 million.

This transaction will be accounted for in accordance with the purchase method of accounting for business combinations.  The Company is currently in the process of valuing the acquired assets and assumed liabilities of Kaufman.

26) GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA

The Company’s obligations under its 7% Notes due 2009, 6.875% Notes due 2016 and 6.875% Debentures due 2026 (collectively, “the Notes”), are jointly and severally, fully and unconditionally guaranteed by certain wholly-owned domestic subsidiaries of the Company that guarantee the Company’s $740 million credit facility (the “Guarantor Subsidiaries”).  The Company’s subsidiaries that do not guarantee the Notes are referred to as the “Non-Guarantor Subsidiaries”. The Guarantor Condensed Consolidating Financial Data presented below presents the statements of operations, balance sheets and statements of cash flow data (i) for Chemtura Corporation (the “Parent Company”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Chemtura Corporation’s historical reported financial information); (ii) for the Parent Company, alone (accounting for its Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) for the Guarantor Subsidiaries alone; and (iv) for the Non-Guarantor Subsidiaries alone.

Prior to acquiring the 7% Notes as part of the Merger, the Company had similar conditions under the 9.875% Senior Notes due 2012 and the Senior Floating Rate Notes due 2010, which were repurchased in May and July of 2006.

Condensed Consolidating Statement of Operations

Year ended December 31, 2006

(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$3,722,707	$(1,399,373)	$387,592	$2,184,243	$2,550,245

Cost of products sold	2,814,214	(1,399,373)	387,642	1,654,365	2,171,580
Selling, general and administrative	394,673	—	32,729	169,379	192,565
Depreciation and amortization	214,151	—	36,241	116,232	61,678
Research and development	65,453	—	(543)	40,141	25,855
Facility closures, severance and related costs	5,482	—	(3,796)	432	8,846
Antitrust costs	89,534	—	—	92,112	(2,578)
Merger costs	17,010	—	396	15,190	1,424
(Gain) loss on sale of businesses, net	12,283	—	(113)	9,529	2,867
Income related to Gustafson, joint venture	(1,500)	—	—	(1,500)	—
Impairment of non-current assets	80,263	—	—	74,728	5,535
Equity income	(4,416)	—	—	(2,118)	(2,298)

Operating profit (loss)	35,560	—	(64,964)	15,753	84,771

Interest expense	102,485	—	66,801	28,010	7,674
Loss on early extinguishment of debt	44,030	—	44,030	—	—
Other (income) expense, net	6,428	—	(16,156)	21,709	875
Equity in net (earnings) loss of subsidiaries from continuing operations	—	(1,949)	11,394	(8,102)	(1,343)

Earnings (loss) from continuing operations before income taxes and cumulative effect of accounting change	(117,383)	1,949	(171,033)	(25,864)	77,565
Income tax expense (benefit)	135,625	—	81,975	(14,167)	67,817

Earnings (loss) from continuing operations	(253,008)	1,949	(253,008)	(11,697)	9,748
Earnings from discontinued operations	—	—	—	—	—
Gain on sale of discontinued operations	47,491	—	38,292	—	9,199
Cumulative effect of accounting change	—	—	—	—	—

Net earnings (loss)	$(205,517)	$1,949	$(214,716)	$(11,697)	$18,947

Condensed Consolidating Balance Sheet

as of December 31, 2006

(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
ASSETS
Current assets	$1,385,790	$—	$413,152	$216,202	$756,436
Intercompany receivables	—	(11,381,954)	7,626,538	747,118	3,008,298
Investment in subsidiaries	—	(8,167,028)	3,872,598	170,244	4,124,186
Property, plant and equipment	1,147,233	—	366,493	313,434	467,306
Cost in excess of acquired net assets	1,176,809	—	138,475	566,321	472,013
Other assets	689,574	—	163,358	275,530	250,686
Total assets	$4,399,406	$(19,548,982)	$12,580,614	$2,288,849	$9,078,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$887,976	$—	$405,171	$201,642	$281,163
Intercompany payables	—	(11,381,954)	9,009,516	64,119	2,308,319
Long-term debt	1,063,360	—	632,552	425,894	4,914
Other long-term liabilities	769,166	—	445,100	119,033	205,033
Total liabilities	2,720,502	(11,381,954)	10,492,339	810,688	2,799,429
Stockholders’ equity	1,678,904	(8,167,028)	2,088,275	1,478,161	6,279,496
Total liabilities and stockholders’ equity	$4,399,406	$(19,548,982)	$12,580,614	$2,288,849	$9,078,925

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2006

(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(205,517)	$1,949	$(214,716)	$(11,697)	$18,947
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operations:
Gain on sale of Gustafson joint venture	(1,500)	—	—	(1,500)	—
Loss on sale of businesses, net	12,283	—	(113)	9,529	2,867
Loss (gain) on sale of discontinued operations	(47,491)	—	(38,292)	—	(9,199)
Gain on sale of equity interest in venture	(5,729)	—	—	(5,729)	—
Impairment of non-current assets	80,263	—	—	74,728	5,535
Loss on early extinguishment of debt	44,030	—	44,030	—	—
Depreciation and amortization	214,151	—	36,241	116,232	61,678
Stock-based compensation expense	13,703	—	13,703	—	—
Equity income	2,790	—	—	5,088	(2,298)
Changes in assets and liabilities, net	143,812	(1,949)	175,881	(156,666)	126,546
Net cash (used in) provided by operations	250,795	—	16,734	29,985	204,076

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	196,141	—	114,826	27,933	53,382
Cash acquired in acquisitions, net of transaction costs paid	(8,842)	—	—	(8,842)	—
Merger transaction costs paid	(8,540)	—	(1,175)	(2,663)	(4,702)
Capital expenditures	(127,999)	—	(15,658)	(69,288)	(43,053)
Other investing activities	331	—	331	—	—
Net cash provided by (used in) investing activities	51,091	—	98,324	(52,860)	5,627

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) credit facility	(414,095)	—	(225,000)	—	(189,095)
Payments on long-term borrowings	(323,689)	—	(323,689)	—	—
Proceeds from long-term borrowings	497,262	—	497,262	—	—
Proceeds from (payments on) short-term borrowings	(16,125)	—	29,745	(881)	(44,989)
Premium paid on early extinguishment of debt	(35,703)	—	(35,703)	—	—
Payments for debt issuance costs	(5,775)	—	(5,775)	—	—
Dividends paid	(48,099)	—	(48,099)	—	—
Repayment of insurance policy loan	(9,854)	—	(9,854)	—	—
Proceeds from exercise of stock options	3,359	—	3,359	—	—
Other financing activities	(2,017)	—	597	(2,614)	—
Net cash provided by (used in) financing activities	(354,736)	—	(117,157)	(3,495)	(234,084)

CASH
Effect of exchange rates on cash and cash equivalents	9,407	—	—	—	9,407
Change in cash and cash equivalents	(43,443)	—	(2,099)	(26,370)	(14,974)
Cash and cash equivalents at beginning of period	138,556	—	4,381	28,612	105,563
Cash and cash equivalents at end of period	$95,113	$—	$2,282	$2,242	$90,589

Condensed Consolidating Statement of Operations
Year ended December 31, 2005
(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$2,986,608	$(623,071)	$491,482	$1,575,898	$1,542,299

Cost of products sold	2,203,115	(623,071)	412,624	1,156,813	1,256,749
Selling, general and administrative	333,080	—	70,401	133,028	129,651
Depreciation and amortization	157,822	—	40,855	63,531	53,436
Research and development	51,826	—	2,094	26,717	23,015
Facility closures, severance and related costs	22,713	—	12,252	10,328	133
Antitrust costs	49,109	—	—	26,904	22,205
Merger costs	45,230	—	5,912	35,183	4,135
In-process research and development	73,300	—	—	49,500	23,800
(Gain) loss on sale of businesses, net	(3,199)	—	—	(3,199)	—
Equity income	(1,765)	—	—	(551)	(1,214)

Operating profit (loss)	55,377	—	(52,656)	77,644	30,389

Interest expense	107,701	—	90,120	16,455	1,126
Loss on early extinguishment of debt	55,091	—	55,091	—	—
Other (income) expense, net	12,237	—	654	44,842	(33,259)
Equity in net (earnings) loss of subsidiaries from continuing operations	—	(35,992)	47,583	(3,252)	(8,339)

Earnings (loss) from continuing operations before income taxes and cumulative effect of accounting change	(119,652)	35,992	(246,104)	19,599	70,861
Income tax expense (benefit)	65,198	—	(61,254)	67,177	59,275

Earnings (loss) from continuing operations	(184,850)	35,992	(184,850)	(47,578)	11,586
Earnings (loss) from discontinued operations	2,645	—	1,486	(10)	1,169
Gain (loss) on sale of discontinued operations	(3,889)	—	(33,400)	—	29,511
Cumulative effect of accounting change	(546)	—	(38)	—	(508)
Net earnings (loss)	$(186,640)	$35,992	$(216,802)	$(47,588)	$41,758

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

Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2005
(In thousands)

					Non-
			Parent	Guarantor	Guarantor
Increase (decrease) to cash	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(186,640)	$35,992	$(216,802)	$(47,588)	$41,758
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operations:
Loss (gain) on sale of discontinued operations	3,889	—	33,400	—	(29,511)
Loss on early extinguishment of debt	55,091	—	55,091	—	—
Depreciation and amortization	160,602	—	42,780	63,531	54,291
Stock-based compensation expense	5,001	—	5,001	—	—
Equity income	(1,528)	—	—	(314)	(1,214)
In-process research and development	73,300	—	—	49,500	23,800
Cumulative effect of accounting change	546	—	38	—	508
Changes in assets and liabilities, net	(189,473)	(35,992)	171,966	(5,078)	(320,369)
Net cash (used in) provided by operations	(79,212)	—	91,474	60,051	(230,737)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	108,809	—	90,666	—	18,143
Cash acquired in acquisitions, net of transaction costs paid	41,138	—	(12,396)	47,101	6,433
Capital expenditures	(104,365)	—	(12,472)	(57,577)	(34,316)
Other investing activities	5,563	—	(112)	28	5,647
Net cash provided by (used in) investing activities	51,145	—	65,686	(10,448)	(4,093)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) credit facility	383,000	—	225,000	(21,000)	179,000
Payments on long-term borrowings	(406,498)	—	(396,312)	(10,186)	—
Proceeds from long-term borrowings	9,000	—	—	9,000	—
Proceeds from (payments on) short-term borrowings	35,667	—	(99)	(53)	35,819
Premium paid on early extinguishment of debt	(40,657)	—	(40,657)	—	—
Payments for debt issuance costs	(2,547)	—	(2,547)	—	—
Dividends paid	(35,555)	—	(35,555)	—	—
Proceeds from exercise of stock options	75,275	—	75,275	—	—
Other financing activities	(856)	—	(856)	—	—
Net cash provided by (used in) financing activities	16,829	—	(175,751)	(22,239)	214,819

CASH
Effect of exchange rates on cash and cash equivalents	(8,906)	—	—	—	(8,906)
Change in cash and cash equivalents	(20,144)	—	(18,591)	27,364	(28,917)
Cash and cash equivalents at beginning of period	158,700	—	22,972	1,248	134,480
Cash and cash equivalents at end of period	$138,556	$—	$4,381	$28,612	$105,563

Condensed Consolidating Statement of Operations
Year ended December 31, 2004
(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$2,285,231	$(565,801)	$601,362	$937,034	$1,312,636

Cost of products sold	1,759,900	(565,801)	557,805	704,298	1,063,598
Selling, general and administrative	273,240	—	69,664	87,731	115,845
Depreciation and amortization	118,181	—	46,558	28,278	43,345
Research and development	47,880	—	8,178	19,064	20,638
Facility closures, severance and related costs	62,808	—	29,089	11,737	21,982
Antitrust costs	113,736	—	—	113,736	—
(Gain) loss on sale of businesses, net	(1,302)	—	(1,302)	—	—
Income related to Gustafson joint venture	(93,448)	—	—	(75,217)	(18,231)
Equity income	(14,109)	—	(94)	(12,049)	(1,966)

Operating profit (loss)	18,345	—	(108,536)	59,456	67,425

Interest expense	78,441	—	74,877	2,138	1,426
Loss on early extinguishment of debt	20,063	—	20,063	—	—
Other (income) expense, net	11,588	—	(1,564)	30,798	(17,646)
Equity in net (earnings) loss of subsidiaries from continuing operations	—	153,555	(82,376)	(56,943)	(14,236)

Earnings (loss) from continuing operations before income taxes and cumulative effect of accounting change	(91,747)	(153,555)	(119,536)	83,463	97,881
Income tax expense (benefit)	(49,788)		(79,048)	4,638	24,622

Earnings (loss) from continuing operations	(41,959)	(153,555)	(40,488)	78,825	73,259
Earnings (loss) from discontinued operations	5,227	—	3,756	(157)	1,628
Gain (loss) on sale of discontinued operations	2,142	—	(3,358)	—	5,500
Net earnings (loss)	$(34,590)	$(153,555)	$(40,090)	$78,668	$80,387

Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2004
(In thousands)

			Parent	Guarantor	Non-Guarantor
Increase (decrease) to cash	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(34,590)	$(153,555)	$(40,090)	$78,668	$80,387
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operations:
Gain on sale of Gustafson joint venture	(92,938)	—	—	(74,707)	(18,231)
Loss (gain) on sale of discontinued operations	(2,142)	—	3,358	—	(5,500)
Loss on early extinguishment of debt	20,063	—	20,063	—	—
Depreciation and amortization	126,086	—	51,721	28,278	46,087
Stock-based compensation expense	5,283	—	5,283	—	—
Equity income	(14,109)	—	(94)	(12,049)	(1,966)
Changes in assets and liabilities, net	28,623	153,555	(19,692)	(106,887)	1,647
Net cash (used in) provided by operations	36,276	—	20,549	(86,697)	102,424

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	151,219	—	24,867	105,272	21,080
Capital expenditures	(65,231)	—	(16,730)	(19,994)	(28,507)
Other investing activities	253	—	307	—	(54)
Net cash provided by (used in) investing activities	86,241	—	8,444	85,278	(7,481)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) credit facility	(57,000)	—	(57,000)	—	—
Payments on long-term borrowings	(490,006)	—	(490,006)	—	—
Proceeds from long-term borrowings	597,499	—	597,499	—	—
Proceeds from (payments on) short-term borrowings	44	—	—	(90)	134
Premium paid on early extinguishment of debt	(19,044)	—	(19,044)	—	—
Payments for debt issuance costs	(23,113)	—	(23,113)	—	—
Dividends paid	(22,931)	—	(22,931)	—	—
Proceeds from exercise of stock options	6,529	—	6,529	—	—
Other financing activities	2,077	—	1,173	700	204
Net cash provided by (used in) financing activities	(5,945)	—	(6,893)	610	338

CASH
Effect of exchange rates on cash and cash equivalents	2,915	—	—	—	2,915
Change in cash and cash equivalents	119,487	—	22,100	(809)	98,196
Cash and cash equivalents at beginning of period	39,213	—	872	2,057	36,284
Cash and cash equivalents at end of period	$158,700	$—	$22,972	$1,248	$134,480

SUMMARIZED UNAUDITED QUARTERLY FINANCIAL DATA

	2006
(In thousands, except per share data)	First		Second		Third		Fourth
Net sales	$915,761		$1,016,323		$917,011		$873,612
Gross profit	$240,924		$266,113		$218,810		$182,646

Earnings (loss) from continuing operations	$13,205	(a)	$420	(b)	$(85,817	)(c)	$(180,816	)(d)
Gain on sale from discontinued operations	—		—		45,925		1,566
Net earnings (loss)	$13,205		$420		$(39,892)		$(179,250)

Basic and diluted per share data (e):
Earnings (loss) from continuing operations	$0.05		$—		$(0.36)		$(0.75)
Gain on sale of discontinued operations	—		—		0.19		0.01
Net earnings (loss)	$0.05		$—		$(0.17)		$(0.74)

	2005
	First		Second	Third		Fourth
Net sales	$589,730		$602,329	$918,416		$876,133
Gross profit	$169,256		$180,071	$215,063		$219,103

Earnings (loss) from continuing operations	$18,229	(f)	$10,174 (g)	$(120,285	)(h)	$(92,968	)(i)
Earnings from discontinued operations	2,206		450	(25)		14
Gain on sale from discontinued operations	—		(27,622)	1,388		22,345
Cumulative effect of accounting change	—		—	—		(546)
Net earnings (loss)	$20,435		$(16,998)	$(118,922)		$(71,155)

Basic per share data (e):
Earnings (loss) from continuing operations	$0.16		$0.09	$(0.51)		$(0.39)
Earnings from discontinued operations	0.02		—	—		—
Gain on sale of discontinued operations	—		(0.23)	0.01		0.09
Cumulative effect of accounting change	—		—	—		—
Net earnings (loss)	$0.18		$(0.14)	$(0.50)		$(0.30)

Diluted per share data (e):
Loss from continuing operations before cumulative effect of accounting change	$0.15		$0.09	$(0.51)		$(0.39)
Earnings from discontinued operations	0.02		—	—		—
Gain on sale of discontinued operations	—		(0.23)	0.01		0.09
Cumulative effect of accounting change	—		—	—		—
Net earnings (loss)	$0.17		$(0.14)	$(0.50)		$(0.30)

(a)          Earnings from continuing operations for the first quarter of 2006 include pre-tax charges for antitrust costs of $12.8 million and merger costs of $10.0 million.

(b)         Earnings from continuing operations for the second quarter of 2006 includes pre-tax charges for antitrust costs of $32.3 million, loss on early extinguishment of debt of $19.5 million, loss on sale of IWA business of $12.5 million, merger costs of $4.7 million, asset impairment of $5.6 million and a credit for facility closures of $3.3 million.

(c)          Loss from continuing operations for the third quarter of 2006 includes pre-tax charges for asset impairment costs of $74.7 million, antitrust costs of $25.7 million and a loss on early extinguishment of debt of $24.3 million.

(d)         Loss from continuing operations for the fourth quarter of 2006 includes pre-tax charges for facility closures of $7.4 million and antitrust costs of $18.8 million.

(e)          The sum of the earnings per common share for the four quarters does not equal the total earnings per common share due to quarterly changes in the average number of shares outstanding.

(f)            Earnings from continuing operations for the first quarter of 2005 include a pre-tax charge for antitrust costs of $3.2 million.

(g)         Earnings from continuing operations for the second quarter of 2005 includes pre-tax charges for facility closures, severance and related costs of $23.9 million, merger costs of $8.7 million and antitrust costs of $3.3 million.

(h)         Loss from continuing operations for the third quarter of 2005 includes pre-tax costs related to the Merger, consisting of the write-off of in-process research and development of $75.4 million, the impact of purchase accounting related to inventory of $37.1 million and merger costs of $19.4 million, a loss on the early extinguishment of debt of $10.9 million and antitrust costs of $6.7 million.

(i)             Loss from continuing operations for the fourth quarter of 2005 includes pre-tax charges for loss on early extinguishment of debt of $44.2 million, antitrust costs of $35.9 million and merger costs of $17.2 million, partially offset by adjustments to in-process research and development of $2.1 million and a credit for facility closures, severance and related costs of $1.6 million.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Chemtura Corporation:

We have audited the accompanying consolidated balance sheets of Chemtura Corporation and subsidiaries (“the Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II, Valuation and Qualifying Accounts. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemtura Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” as of January 1, 2006 and Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Chemtura Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2007 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Stamford, Connecticut

March 8, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Chemtura Corporation:

We have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (appearing under Item 9A.(b)), that Chemtura Corporation and subsidiaries (“the Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment as of December 31, 2006: The Company did not maintain adequate resources in its accounting and tax functions; therefore, management’s oversight and review related to certain accounts and analyses was not timely or effective.  This deficiency resulted in material misstatements in the Company’s preliminary 2006 income tax and patent and trademark accounts. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chemtura Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 8, 2007, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management's assessment that Chemtura Corporation and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Controls–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Chemtura Corporation and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  KPMG LLP

Stamford, Connecticut

March 8, 2007

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

As of December 31, 2006, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e), as amended). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2006 were not effective because of a material weakness in internal control over financial reporting described below.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation of internal control over financial reporting, management identified the following material weakness as of December 31, 2006:

The Company did not maintain adequate resources in its accounting and tax functions; therefore, management’s oversight and review related to certain accounts and analyses was not timely or effective. This deficiency resulted in material misstatements in the Company’s preliminary 2006 income tax and patent and trademark accounts.

As a result of the material weakness described above, management concluded that Chemtura’s internal control over financial reporting was not effective as of December 31, 2006, based on the criteria identified above.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere in this Form 10-K.

(c)  Remediation Activities

The Company is currently evaluating its resource requirements to ensure the timely and effective review and management oversight over income tax accounts and the capitalization, amortization, and impairment of certain intangible assets.  In addition, the Company is implementing new software to assist in the timely preparation and review of its tax accounts.

(d) Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information called for by this item concerning directors of the Corporation and committees of the Board of Directors is included in the definitive proxy statement for the Corporation’s Annual Meeting of Stockholders to be held on April 25, 2007, under the captions “Election of Three Directors,” “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which is to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, and such information is incorporated herein by reference.

There is no family relationship between any of such directors, and there is no arrangement or understanding between any of them and any other person pursuant to which any such director was selected as a director or nominee, except that director Edward P. Garden, a principal of Trian Fund Management L.P. (“Trian”), was appointed a director effective January 26, 2007, with the understanding that Trian would not nominate a slate of directors at the Corporation’s 2007 Annual Meeting of Stockholders.

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

ITEM 11.  EXECUTIVE COMPENSATION

Information called for by this item is included in the definitive proxy statement for the Corporation’s Annual Meeting of Stockholders to be held on April 25, 2007, under the caption “Officers’ and Directors’ Compensation,” which is to be filed with the Commission pursuant to Regulation 14A and such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth herein, information called for by this item is included in the definitive proxy statement for the Corporation’s Annual Meeting of Stockholders to be held on April 25, 2007, under the captions “Principal Holders of Voting Securities” and “Security Ownership of Management,” which is to be filed with the Commission pursuant to Regulation 14A, and such information is incorporated herein by reference.

The following table provides information about shares of the Corporation’s common stock that may be issued upon the exercise of options, warrants and rights under the Corporation’s equity compensation plans as of December 31, 2006:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Plan Category
Equity compensation plans approved by security holders (1)	13,156,678	$ 11.10098	11,695,780	(2)
Equity compensation plans not approved by security holders (3)	521,870	$ 7.4169	—
Equity compensation not approved by security holders. Options granted to Mark P. Bulriss, Great Lakes Chemical Corporation former CEO. Reported in May 2004 Great Lakes Chemical Proxy Statement (4)	1,556,240	$ 18.9000	—
Total	15,234,788	$ 11.7714	11,695,780

(1)             Includes 2006 Chemtura Corporation Long-Term Incentive Plan; Crompton Corporation 2001 Employee Stock Purchase Plan; Crompton Corporation 1998 Long-Term Incentive Plan; Crompton Corporation 1988 Long-Term Incentive Plan; 1993 Stock Option Plan for Non-Employee Directors; Great Lakes Chemical Corporation 1993 Employee Stock Compensation Plan; Great Lakes Chemical Corporation 1998 Stock Compensation Plan; and Great Lakes Chemical Corporation 2002 Stock Option and Incentive Plan.

(2)             Includes 1,215,280 of common stock available for future issuance as of December 31, 2006 for the Crompton Corporation 2001 Employee Stock Purchase Plan.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by this item is included in the definitive proxy statement for the Corporation’s Annual Meeting of Stockholders to be held on April 25, 2007, under the caption “Principal Accountant Fees and Services,” which is to be filed with the Commission pursuant to Regulation 14A, and such information is incorporated herein by reference.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

1.               Financial statements and Report of Independent Registered Public Accounting Firm, as required by Item 8 of this form.

(i)	Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004;
(ii)	Consolidated Balance Sheets as of December 31, 2006 and 2005;
(iii)	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004;
(iv)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004;
(v)	Notes to Consolidated Financial Statements; and
(vi)	Reports of Independent Registered Public Accounting Firm.

2.               Financial Statement Schedule II, Valuation and Qualifying Accounts, required by Regulation S-X is included herein.

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

3(i)(e)

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant dated May 2, 2006 (incorporated by reference to Exhibit 3(i)(e) to the Registrant’s Form 10-Q for the period ended March 31, 2006 (“March 31, 2006 10-Q”)).

3(ii)	By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to the Registrant’s March 31, 2006 10-Q).

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

4.14

Form of Indenture, dated as of February 1, 1993, by and between Witco and the Chase Manhattan Bank, N.A., as Trustee, relating to Witco’s 6.60% Notes due 2003, 7.75% Debentures due 2023,6 1/8% Notes due 2006 and 6 7/8% Debentures due 2026, including Form of securities (incorporated by reference to Post-Effective Amendment No. 2 to the Registration Statement on Form S-3, Registration No. 33-58066, filed March 19, 1993).

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

4.18

Indenture, dated as of August 16, 2004, among Crompton Corporation, the Guarantors listed on Schedule A thereto, Wells Fargo Bank, National Association, as trustee and Deutsche Bank Trust Company Americas as Note Custodian, Paying Agent and Registrar, relating to the Registrant’s9 7/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.5 of the 2004 S-4).

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

10.55+

Description of directors’ fees to be paid to the directors of the Registrant for 2006 (incorporated by reference to Item 1.01(i) to the Registrant’s Form 8-K dated January 26, 2006 (“January 26, 20068-K”)).

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

10.63

Amendment No. 3, dated as of December 31, 2005, to the Credit Agreement by and among the Registrant, various lenders and Citibank N.A., as Agent, dated as of July 1, 2005, as amended and restated by Amendment No. 1 dated as of December 12, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated March 20, 2006.)

10.64

Indenture dated as of April 24, 2006, by and among the Registrant as Issuer, the Guarantors named therein and wells Fargo Bank, N.A., as Trustee relating to the Registrant’s 6.875% Notes due 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2006 Form 10-Q).

10.65+	Chemtura Corporation 2006 Long-Term Incentive Plan, effective April 27, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s April 27, 2006 Form 8-K).

10.66

Underwriting Agreement and Terms Agreement , dated April 19, 2006, by and between the Registrant, the subsidiary guarantors named therein, and Credit Suisse Securities (USA) LLC, for itself and on behalf of various others (incorporated by reference to Exhibit 1.1 to the Registrant’s April 20, 2006 Form 8-K).

10.67+

Separation Agreement and General Release dated April 6, 2006, by and between Myles S. Odaniell and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s April 7, 2006 Form 8-K).

10.68

Sale and Purchase Agreement dated as of May 12, 2006, by and among the Registrant, various subsidiaries of the Registrant and MCAW Group Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s May 18, 2006 Form 8-K).

10.69

Form of Amendment No. 4 to the Credit Agreement by and among the Registrant, various lenders and Citibank, N.A., as Agent, dated as of May 9, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s May 26, 2006 Form 8-K).

10.70+	Employment Agreement dated as of June 13, 2006, by and between the Registrant and Robert L. Wood (incorporated by reference to Exhibit 10.1 to the Registrant’s June 19, 2006 Form 8-K).

10.71

Fourth Amended and Restated Receivables Sale Agreement dated as of September 28, 2006, by and among Crompton & Knowles Receivables Corporation, as Seller, the Registrant, as Initial Collection Agent, ABN AMRO Bank  N.V., as Agent, and various other banks and liquidity providers (incorporated by reference to Exhibit 10.1 to the Registrant’s September 29, 2006 Form 8-K).

10.72

Merger and Unit Purchase Agreement by and among Crompton Holding Corporation and various other sellers, as Sellers, and D-S Acquisition Co., as Purchaser, dated as of October 30, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s October 31, 2006 Form 8-K.)(“October 31, 2006 Form 8-K”).

10.73+	“Flexperq” Program adopted on October 26, 2006, effective January 1, 2007 (incorporated by reference to Exhibit 10.2 to the October 31, 2006 Form 8-K).

10.74

Form of Amendment No. 5 to the Credit Agreement by and among the Registrant, various lenders and Citibank, N.A., as Agent, dated as of December 14, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s December 15, 2006 Form 8-K).

10.75

Stock Purchase Agreement by and among the stockholders of Kaufman Holdings Corporation, Alex Kaufman and the Registrant, dated as of January 31, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s January 31, 2007 Form 8-K).

10.76

Asset Purchase and Sale Agreement by and among the Registrant, various subsidiaries of the Registrant and Lion Copolymer, LLC, dated as of February 3, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s February 5, 2007 Form 8-K).

10.77

Form of Amendment No. 6 to the Credit Agreement by and among the Registrant, various lenders and Citibank, N.A., as Agent, dated as of February 27, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s February 28, 2007 Form 8-K).

18

Independent Registered Public Accounting Firm’s Preferability Letter concerning the change in the measurement date for the Company’s defined benefit and other post-retirement benefit plans from December 31 to November 30 (incorporated by reference to Exhibit 18 to the Registrant’s 2005 Form 10-K).

21	Subsidiaries of the Registrant.*

23	Consent of Independent Registered Public Accounting Firm.*

24	Form of Power of Attorney from directors and executive officers of the Registrant authorizing signature of this report.* (Original on file at principal executive offices of Registrant).

31.1	Certification of Periodic Financial Reports by the Registrant’s Chief Executive Officer (Section 302).*

31.2	Certification of Periodic Financial Reports by the Registrant’s Chief Financial Officer (Section 302).*

32.1	Certification of Periodic Financial Reports by the Registrant’s Chief Executive Officer (Section 906) .*

32.2	Certification of Periodic Financial Reports by the Registrant’s Chief Financial Officer (Section 906).*

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

CHEMTURA CORPORATION
(Registrant)

Date: March 9, 2007	By:	/s/ Karen R. Osar
Karen R. Osar
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title
Robert L. Wood	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

Karen R. Osar	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Kevin V. Mahoney	Senior Vice President and Corporate Controller (Principal Accounting Officer)

Nigel D. T. Andrews*	Director

James W. Crownover*	Director

Robert A. Fox*	Director

Edward P. Garden*	Director

Martin M. Hale*	Director

Roger L. Headrick*	Co-lead Director

Mack G. Nichols*	Director

C. A. Piccolo*	Co-lead Director

Bruce F. Wesson*	Director

Date: March 9, 2007	*By: /s/ Karen R. Osar
Karen R. Osar
as attorney-in-fact

Schedule II

Valuation and Qualifying Accounts

(In thousands of dollars)

		Additions
	Balance at	charged to						Balance
	beginning	costs and						at end
	of year	expenses	Deductions		Acquisition	Other		of year
Fiscal Year ended December 31, 2006:					(3)
Allowance for doubtful accounts	$30,500	19,793	(20,049)	(1)	—	1,842	(4)	32,086
Reserve for customer rebates	32,879	51,273	(56,209)	(2)	—	1,227	(4)	29,170

Fiscal Year ended December 31, 2005:
Allowance for doubtful accounts	$22,275	11,253	(9,894)	(1)	7,840	(974)	(4)	30,500
Reserve for customer rebates	29,837	73,994	(84,614)	(2)	14,600	(938)	(4)	32,879

Fiscal Year ended December 31, 2004:
Allowance for doubtful accounts	$17,814	9,328	(5,296)	(1)	—	429	(4)	22,275
Reserve for customer rebates	27,448	71,974	(69,515)	(2)	—	(70)	(4)	29,837

(1)          Represents primarily accounts written off as uncollectible (net of recoveries).

(2)          Represents primarily payment to the customers.

(3)          Represents balances acquired as a result of the merger with Great Lakes Chemical Corporation.

(4)          Represents primarily the translation effect of balances denominated in foreign currencies.