Form 10-Q
period 2007-03-31
Chemtura CORP
filed 2007-05-10
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

The number of shares of common stock outstanding as of the latest practicable date is as follows:

Number of shares outstanding
Class	at March 31, 2007
Common Stock — $.01 par value	241,222,997

CHEMTURA CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements and Accompanying Notes

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Quarter ended March 31, 2007 and 2006

(In thousands, except per share data)

	Quarter ended March 31,
	2007	2006

Net sales	$955,005	$915,761

Cost of products sold	732,891	674,837
Selling, general and administrative	106,299	100,793
Depreciation and amortization	65,316	51,711
Research and development	17,024	14,798
Facility closures, severance and related costs	2,558	504
Antitrust costs	12,294	12,808
Merger costs	351	10,045
Equity income	(575)	(274)
Operating profit	18,847	50,539
Interest expense	23,356	29,073
Other (income) expense, net	(1,930)	1,530

(Loss) earnings from continuing operations before income taxes	(2,579)	19,936
Income tax expense	12,904	6,731

(Loss) earnings from continuing operations	(15,483)	13,205
Gain on sale of discontinued operations	2,458	—
Net (loss) earnings	$(13,025)	$13,205

Basic earnings (loss) per common share:
(Loss) earnings from continuing operations	$(0.06)	$0.05
Gain on sale of discontinued operations	0.01	—
Net (loss) earnings	$(0.05)	$0.05

Diluted earnings (loss) per common share:
(Loss) earnings from continuing operations	$(0.06)	$0.05
Gain on sale of discontinued operations	0.01	—
Net (loss) earnings	$(0.05)	$0.05

Dividends per common share	$0.05	$0.05

See accompanying notes to consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2007 (Unaudited) and December 31, 2006

(In thousands, except per share data)

	March 31,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$92,222	$95,113
Accounts receivable	419,975	342,141
Inventories	732,363	660,408
Other current assets	148,478	288,128
Total current assets	1,393,038	1,385,790

NON-CURRENT ASSETS
Property, plant and equipment	1,142,300	1,147,233
Cost in excess of acquired net assets	1,249,511	1,176,809
Intangible assets, net	579,092	550,705
Other assets	159,405	138,869

	$4,523,346	$4,399,406

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term borrowings	$27,238	$48,118
Accounts payable	309,331	284,637
Accrued expenses	361,361	460,996
Income taxes payable	38,605	94,225
Total current liabilities	736,535	887,976

NON-CURRENT LIABILITIES
Long-term debt	1,301,534	1,063,360
Pension and post-retirement health care liabilities	438,757	439,924
Other liabilities	375,855	329,242

STOCKHOLDERS’ EQUITY
Common stock — $.01 par value
Authorized — 500,000 shares
Issued — 252,713 shares at March 31, 2007 and 252,280 shares at December 31, 2006	2,527	2,522
Additional paid-in capital	3,012,775	3,005,101
Accumulated deficit	(1,152,833)	(1,127,870)
Accumulated other comprehensive loss	(24,962)	(34,007)
Treasury stock at cost — 11,490 shares	(166,842)	(166,842)
Total stockholders’ equity	1,670,665	1,678,904

	$4,523,346	$4,399,406

See accompanying notes to consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Quarter ended March 31, 2007 and 2006

(In thousands)

	Quarter ended March 31,
Increase (decrease) in cash	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(13,025)	$13,205
Adjustments to reconcile net (loss) earnings to net cash used in operations:
Gain on sale of discontinued operations	(2,458)	—
Depreciation and amortization	65,316	51,711
Stock-based compensation expense	3,124	3,579
Equity income	(575)	(371)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(95,723)	(102,272)
Accounts receivable — securitization	48,105	57,161
Inventories	(30,975)	(29,412)
Accounts payable	11,465	(3,440)
Pension and post-retirement health care liabilities	(3,656)	(5,733)
Other	(12,760)	(56,666)
Net cash used in operations	(31,162)	(72,238)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	—	19,390
Payments for acquisitions, net of cash acquired	(159,601)	(6,733)
Merger transaction costs paid	(301)	(4,737)
Capital expenditures	(20,113)	(17,562)
Net cash used in investing activities	(180,015)	(9,642)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facility	240,000	86,993
Proceeds from long-term borrowings	348	—
(Payments on) proceeds from short-term borrowings	(21,801)	5,844
Dividends paid	(12,059)	(12,007)
Proceeds from exercise of stock options	1,634	848
Other financing activities	(598)	433
Net cash provided by financing activities	207,524	82,111

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	762	2,503
Change in cash and cash equivalents	(2,891)	2,734
Cash and cash equivalents at beginning of period	95,113	138,556
Cash and cash equivalents at end of period	$92,222	$141,290

See accompanying notes to consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Presentation of Consolidated Financial Statements

The information in the foregoing consolidated financial statements for the quarter ended March 31, 2007 and March 31, 2006 is unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature, except as otherwise disclosed in the accompanying notes to the consolidated financial statements.

The foregoing consolidated financial statements include the accounts of Chemtura Corporation and the wholly-owned and majority-owned subsidiaries that it controls, which are collectively referred to as “the Company.”  Other affiliates in which the Company has a 20% to 50% ownership interest or a non-controlling majority interest are accounted for in accordance with the equity method.  Other investments in which the Company has less than 20% ownership are recorded at cost.  All significant intercompany balances and transactions have been eliminated in consolidation.

Certain financial information and note disclosures included in the annual financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q.  Certain reclassifications have been made to the prior period financial information to conform to the current period presentation.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2006 Annual Report on Form 10-K.  The consolidated results of operations for the quarter ended March 31, 2007 are not necessarily indicative of the results expected for the full year.

Accounting Policies

Operating Costs and Expenses

Cost of products sold includes all costs incurred in manufacturing products, including raw materials, direct manufacturing costs and manufacturing overhead.  Cost of products sold also includes warehousing, distribution, engineering, purchasing, customer service, environmental, health and safety functions, and shipping and handling costs for outbound product shipments.  Selling, general and administrative expense (SG&A) includes costs and expenses related to the following functions and activities: selling, advertising, information technology, legal, provision for doubtful accounts, corporate facilities and corporate administration.  SG&A also includes accounting, finance and human resources, excluding direct support in manufacturing operations, which is included as cost of products sold.  Research and development expenses (R&D) include basic and applied research and development activities of a technical and non-routine nature.  R&D costs are expensed as incurred.  Costs of products sold, SG&A and R&D expenses exclude depreciation and amortization expenses, which are presented on a separate line in the consolidated statements of operations.

Other (income) expenses, net

The following table is a summary of items included in the other (income) expense, net line in the consolidated statements of operations for all periods presented.

	Quarter ended March 31,
(In thousands)	2007	2006
Costs of securitization programs and other
accounts receivable financing	$5,687	$2,107
Foreign exchange gain	(5,756)	(778)
Interest income	(1,222)	(1,659)
Minority interest	(121)	1,717
Pension and other post-retirement benefits
of legacy Witco businesses	234	104
Equity income — Davis Standard LLC	—	(97)
Other items, individually less than $1,000	(752)	136
Other (income) expense, net	$(1,930)	$1,530

Pension and other post-retirement benefits of legacy Witco plans represents the accretion of interest on obligations assumed in connection with the purchase of Witco in 1999 relating to businesses for which the Company and the plan participants did not have any continuing involvement either prior or subsequent to the acquisition.

Other Items

Cash and cash equivalents include bank term deposits with original maturities of three months or less.  Included in cash and cash equivalents in the Company’s consolidated balance sheets at March 31, 2007 and December 31, 2006 are $0.8 million of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.

Included in accounts receivable are allowances for doubtful accounts of $32.3 million and $32.1 million at March 31, 2007 and December 31, 2006, respectively.

Depreciation expense amounted to $55.6 million and $40.4 million for the three months ended March 31, 2007 and 2006, respectively.  Depreciation expense includes accelerated depreciation due to the change in useful life of certain fixed assets at several of the Company’s manufacturing facilities of $13.8 million and $2.9 million for the three months ended March 31, 2007 and 2006, respectively.

During the first three months of 2007 and 2006, the Company made interest payments of approximately $23.4 million and $42.7 million, respectively.  The decrease was primarily due to early retirement of the Senior Floating Rate Notes due 2010 in May 2006 and the 9.875% Senior Notes due 2012 in July 2006. During the first three months of 2007 and 2006, the Company made payments for income taxes (net of refunds) of $17.4 million and $27.0 million, respectively.  The first quarter of 2007 includes a gain on sale of discontinued operations of $2.5 million (net of income taxes of $1.2 million), arising from additional contingent earn-out proceeds related to the OrganoSilicones business that was sold in 2003.

ACCOUNTING DEVELOPMENTS

Implemented in 2007

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.”  Statement No. 156 provides additional guidance for initially recognizing servicing assets and liabilities at fair value, if practical and is effective for fiscal years beginning after September 15, 2006.  The adoption of Statement No. 156 did not have a material impact on the Company’s consolidated results of operations for the three months ended March 31, 2007 and financial position as of March 31, 2007.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”).  The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. See Note 10, “Income Taxes” for information relating to implementation of this interpretation.

Future Implementations

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of Statement No. 157 are effective as of the beginning of the Company’s 2008 fiscal year.  The Company is assessing the impact of adopting Statement No. 157 on its financial position and results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  The Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  The Company is currently assessing the impact on its financial position and its results of operations.

2) COMPREHENSIVE (LOSS) INCOME

An analysis of the Company’s comprehensive (loss) income follows:

	Quarter ended March 31,
(In thousands)	2007	2006
Net (loss) earnings	$(13,025)	$13,205
Other comprehensive income
Foreign currency translation adjustments	2,285	17,986
Unrecognized pension and other post retirement benefit costs (net of tax)	273	—
Change in fair value of derivatives (net of tax)	6,487	(8,156)
Other	—	64
Comprehensive (loss) income	$(3,980)	$23,099

The components of accumulated other comprehensive loss at March 31, 2007 and December 31, 2006 are as follows:

	March 31,	December 31,
(In thousands)	2007	2006
Foreign currency translation adjustment	$108,884	$106,599
Unrecognized pension and other post retirement benefit costs (net of tax)	(133,600)	(133,873)
Fair value of derivatives (net of tax)	(269)	(6,756)
Other	23	23
Accumulated other comprehensive loss	$(24,962)	$(34,007)

Reclassifications from other comprehensive loss to earnings related to the Company’s natural gas price swap contracts aggregated to $4.6 million pre-tax loss and $3.5 million pre-tax gain during the quarter ended March 31, 2007 and 2006, respectively.

3) FACILITY CLOSURES, SEVERANCE AND RELATED COSTS

On April 4, 2007, the Company announced that it is implementing an industry-based business model in order to improve performance and accelerate growth.  The Company intends to realign its business segments, streamline its organization and redirect its efforts to focus on end-use markets.  This restructuring plan is expected to result in a reduction of the Company’s global workforce by approximately 10%.  As a result of this plan, the Company recorded a pre-tax charge for severance of $1.7 million to facility closures, severance and related costs in the consolidated statement of operations in the first quarter of 2007.  Additional severance related charges will occur in the second quarter of 2007 as a result of the announced plan.  The Company is continuing to evaluate its workforce and operating facilities and additional restructuring charges may result.

In 2006, the Company implemented cost savings initiatives to support its continuing efforts to become more efficient and reduce costs.  As a result of these initiatives, the Company recorded a pre-tax charge of $0.9 million during the first quarter of 2007 and $1.6 million during the first quarter of 2006.  The pre-tax charge for the full year of 2006 was $10.7 million.  These charges were primarily for severance costs related to facility closures and employee reductions at several of the Company’s manufacturing and research and development facilities around the world.

A summary of charges for all the Company’s cost savings and restructuring programs are as follows:

(In thousands)	Severance and Related Costs	Other Facility Closure Costs	Total
Balance at January 1, 2007	$9,105	$9,728	$18,833
2007 charges	2,558	—	2,558
Cash payments	(548)	(784)	(1,332)
Non-cash charges and accretion	(151)	143	(8)
Balance at March 31, 2007	$10,964	$9,087	$20,051

The Company has included $14.3 million and $12.6 million of the above reserves in accrued expenses at March 31, 2007 and December 31, 2006, respectively, and $5.7 million and $6.2 million, respectively, in other liabilities in its consolidated balance sheets.

4) MERGERS ACQUISITIONS AND DIVESTITURES

Kaufman Acquisition

On January 31, 2007, the Company completed the acquisition of the stock of Kaufman Holdings Corporation (“Kaufman”) for $159.6 million plus an additional $4.1 million for working capital adjustments.  Additionally, a deferred payment of $5.0 million will be paid to the sellers on the second anniversary of the closing date subject to any indemnification claims.

The acquired assets and assumed liabilities have been recorded at their fair value and the excess cost of the acquired net assets over their fair value has been recorded as goodwill.  The total purchase price has been allocated to the acquired net tangible and intangible assets and assumed liabilities based upon valuations and estimates of fair value.  The valuations and estimates utilized to determine the purchase price allocation are preliminary and subject to change.  The purchase price has been primarily allocated as follows:

In thousands
Net working capital	$46,398
Property, plant and equipment	25,947
Excess cost of acquisition	83,178
Other intangibles	33,473
Other assets	724
Other long term liabilities	(21,020)
Total purchase price	$168,700

Kaufman had net sales of $205.1 million in 2006.  The Kaufman acquisition complements the Company’s existing Petroleum Additives segment in that it offers related products in key customer areas, providing the opportunity to strengthen alliances with major suppliers, and may offer potential distribution synergies.

Great Lakes Merger

Effective July 1, 2005, the Company and Great Lakes Chemical Corporation completed an all-stock merger transaction (the “Merger”).  As of December 31, 2006, the Company had substantially completed all its merger integration efforts.

As a result of the Merger, the Company recorded charges for costs directly related to the Merger as a component of operating profit.  The Company recorded $0.4 million and $10.0 million of merger costs during the quarter ended March 31, 2007 and 2006, respectively, primarily for relocation and consulting costs related to the integration of the two companies.

EPDM Divestiture

On February 3, 2007, the Company signed an asset purchase agreement to sell its EPDM business and portions of its Rubber Chemical business to an affiliate of Lion Chemical Capital, LLC.  The transaction is expected to close in the second quarter of 2007 and is subject to certain conditions, including regulatory approvals, financing and a financial audit.

5) ACCOUNTS RECEIVABLE PROGRAMS

The Company has a domestic accounts receivable securitization program to provide funding for up to $275 million of domestic receivables to agent banks.  Accounts receivable sold under this program were $171.8 million and $140.5 million as of March 31, 2007 and December 31, 2006 respectively.  Under the domestic program, certain subsidiaries of the Company sell their accounts receivable to a special purpose entity (SPE) that has been created for the purpose of acquiring such receivables and selling an undivided interest therein to agent banks.  In accordance with the domestic sale agreement, the agent banks purchase an undivided ownership interest in the accounts receivable owned by the SPE.   The amount of such undivided ownership interest will vary based on the level of eligible accounts receivable as defined in the agreement.  In addition, the agent banks retain a security interest in all the receivables owned by the SPE, which was $160.3 million and $143.0 million as of March 31, 2007 and December 31, 2006, respectively.  The balance of the unsold receivables owned by the SPE is included in the Company’s accounts receivable balance on the consolidated balance sheet.

In addition, the Company’s European subsidiaries have a separate program to sell up to approximately $206.9 million of their eligible accounts receivable to an agent bank as of March 31, 2007. International accounts receivable sold under this program

were $155.7 million and $139 million as of March 31, 2007 and December 31, 2006, respectively.   Under the international program, certain foreign subsidiaries of the Company sell eligible accounts receivable directly to agent banks.

The total costs associated with these programs of $5.5 million and $2.1 million for the three months ended March 31, 2007 and 2006, respectively, are included in other (income) expense, net in the consolidated statements of operations.  During the period, the company had an obligation to service the accounts receivable sold under its domestic and international programs. The Company has treated the transfer of receivables under its domestic and international receivable programs as a sale of accounts receivable.

6) INVENTORIES

Components of inventories are as follows:

	March 31,	December 31,
(In thousands)	2007	2006
Finished goods	$504,425	$457,254
Work in process	35,385	36,510
Raw materials and supplies	192,553	166,644
	$732,363	$660,408

Included in the above net inventory balances are inventory obsolescence reserves of approximately $53.0 million at both March 31, 2007 and December 31, 2006.

7) PROPERTY, PLANT AND EQUIPMENT

(In thousands)	March 31, 2007	December 31, 2006
Land and improvements	$80,706	$76,247
Buildings and improvements	308,057	308,091
Machinery and equipment	1,575,125	1,527,908
Information systems equipment	165,881	164,587
Furniture, fixtures and other	46,027	46,753
Construction in progress	78,527	83,727
	2,254,323	2,207,313
Less accumulated depreciation	1,112,023	1,060,080
	$1,142,300	$1,147,233

8) GOODWILL AND INTANGIBLE ASSETS

Goodwill by reportable segment is as follows:

(In thousands)	December 31, 2006	Kaufman Acquisition	Adoption of FIN 48	Great Lakes Acquisition Tax Adjustment	Foreign Currency Translation	March 31, 2007
Plastic Additives	$419,014	$—	$(2,422)	$(831)	$68	$415,829
Polymers	47,055	—	—	—	(1)	47,054
Specialty Additives	61,543	83,178	(173)	(59)	161	144,650
Crop Protection	95,311	—	(266)	(92)	9	94,962
Consumer Products	553,886	—	(4,761)	(1,634)	(475)	547,016
	$1,176,809	$83,178	$(7,622)	$(2,616)	$(238)	$1,249,511

The increase in goodwill since December 31, 2006 is primarily due to the acquisition of Kaufman Holdings Corporation on January 31, 2007, partially offset by the implementation of FIN 48 (see Note 10 — Income Taxes in the Notes to Consolidated Financial Statements) and a pre-merger tax adjustment to reverse a valuation allowance related to former Great Lakes entities.

The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units in accordance with Statement No. 142, “Goodwill and Other Intangible Assets” as of July 31, or sooner, if events occur or circumstances change that could reduce the value of a reporting unit below its carrying value.

The Company’s intangible assets (excluding goodwill) are comprised of the following:

(In thousands)	March 31, 2007		December 31, 2006
	Gross Cost	Accumulated Amortization	Gross Cost	Accumulated Amortization
Patents	$164,593	$(39,629)	$141,092	$(36,673)
Trademarks	313,870	(53,328)	311,144	(49,724)
Customer relationships	152,999	(22,149)	140,286	(19,979)
Production rights	45,000	(7,500)	45,000	(6,429)
Other	59,561	(34,325)	59,121	(33,133)
	$736,023	$(156,931)	$696,643	$(145,938)

The increase in intangible assets since December 31, 2006 is primarily due to the acquisition of Kaufman Holdings Corporation on January 31, 2007.

Amortization expense related to intangible assets (excluding equity investments) amounted to $9.3 million for the quarter ended March 31, 2007 and decreased slightly from $9.7 million for the quarter ended March 31, 2006.  Estimated amortization expense of intangible assets (excluding equity investments) as of March 31, 2007 for the next five fiscal years is as follows: $39 million (2007), $38 million (2008), $36 million (2009), $32 million (2010) and $32 million (2011).

9) INDEBTEDNESS

The Company has a $740 million credit facility with the ability to expand up to $750 million.  At March 31, 2007, borrowings under the credit facility were $240 million.  There were no borrowings under the credit facility at December 31, 2006.  The increase in borrowings was primarily to fund the acquisition of Kaufman and growth in working capital in the quarter.

In February 2007, amendments were made to the interest coverage ratio and leverage ratio for the quarterly periods March 31, 2007 through September 30, 2007.  The Company was in compliance with the covenants of its various debt agreements at March 31, 2007 and anticipates compliance in the future.

10) INCOME TAXES

The Company reported an income tax expense from continuing operations for the first quarter ended March 31, 2007 and March 31, 2006 of $12.9 million and $6.7 million, respectively.  The increase in the provision for income taxes is principally attributable to the Company not recognizing tax benefits of $15.2 million associated with the Company’s year to date domestic net operating loss because it is not more likely than not that those tax benefits will be realized during the year.

The Company adopted the provisions of FIN 48 on January 1, 2007.  The total amount of unrecognized tax benefits as of the date of adoption was $60.0 million.  As a result of the implementation of FIN 48, the Company recognized a $1.4 million decrease in the income taxes payable liability for unrecognized tax benefits which was accounted for as follows:

In millions
Increase in non-current deferred tax assets	$6.2
Decrease in goodwill	7.6
Decrease in income taxes payable	$1.4

Included in the balance of unrecognized tax benefits at January 1, 2007, are $43.6 million of tax benefits that, if recognized, would affect the effective tax rate.  Also included in the balance of unrecognized tax benefits at January 1, 2007, are $16.4 million of tax benefits that, if recognized, would result in a decrease to goodwill recorded in purchase business combinations.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in its provision for income tax expense.  Upon adoption of FIN 48, the Company had accrued interest and penalties related to unrecognized tax benefits of $4.1 million.

In January of 2006, the Internal Revenue Service completed an examination of the Company’s corporate income tax returns for tax years 2002 and 2003.  The Company challenged two adjustments from the final Revenue Agent’s Report and requested a review at the Internal Revenue Service Appellate level.  These issues were resolved at Appeals in December 2006 and the Company is waiting for final approval at the Joint Committee.  Accordingly, the US federal statute of limitations remains open for the year 2002 onward.  Examinations are currently in process with the Internal Revenue Service for tax years 2004 and 2005.

Foreign and US state jurisdictions have statutes of limitations generally ranging from 3 to 5 years.  The Company has a number of state, local and foreign examinations currently in process.  Major foreign examinations in process include Belgium (2004 onward), Canada (2001 onward) and the United Kingdom (2004 onward). The Company has considered the uncertain positions associated with the examinations in process during the implementation of FIN 48.

The Company expects that the amount of unrecognized tax benefits will continue to change in the next twelve months as a result of ongoing tax deductions, the outcomes of audits and the passing of the statute of limitations, but that these changes are not expected to have a significant impact on the results of operations or the financial position of the Company.

11) EARNINGS PER COMMON SHARE

The computation of basic earnings per common share is based on the weighted average number of common shares outstanding.  The computation of diluted earnings per common share is based on the weighted average number of common and common equivalent shares outstanding.   The computation of diluted earnings per common share equals the basic earnings per common share for the quarter ended March 31, 2007 since the common stock equivalents (in thousands) of 1,097 were antidilutive.

The following is a reconciliation of the shares used in the computations:

	Quarter ended March 31,
(In thousands)	2007	2006
Weighted average common shares outstanding	241,059	240,125
Effect of dilutive stock options and other equivalents	—	1,066
Weighted average common shares adjusted for dilution	241,059	241,191

The Company’s outstanding stock options (in thousands) of 8,122 and 6,929 at March 31, 2007 and 2006, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the Company’s common stock, and therefore, the inclusion would have been antidilutive.  These options could be dilutive if the average share price increases and is greater than the exercise price of these options.  Company performance-based restricted shares (in thousands) of 1,719 and 1,572 at March 31, 2007 and 2006, respectively, were also excluded from the calculation of diluted earnings per share, because the specified performance criteria for the vesting of these shares had not yet been met.  These restricted shares could be dilutive in the future if the specified performance criteria are met.

12) STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of FASB Statement 123 (revised 2004) “Share-Based Payment”.   Stock-based compensation expense, including amounts for restricted stock and options, was $3.1 million and $3.6 million for the three month periods ended March 31, 2007 and 2006, respectively.  In 2007, stock-based compensation is presented 63% in SG&A, 34% in cost of products sold and 3% in R&D.

Stock Option Plans

In February 2007, the Company’s Board of Directors approved the grant of options covering 1,714,500 shares with an exercise price equal to the fair market value of the underlying common stock at the date of grant.  These options will vest ratably over a four-year period.

The Company uses the Black-Scholes option-pricing model to determine the compensation expense related to stock options.  The Company has elected to recognize compensation cost for option awards granted equally over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  Using this method, the weighted average fair value of stock options granted during the quarters ended March 31, 2007 and 2006 was $5.45 and $4.85, respectively.

The Black-Scholes option-pricing model requires the use of various assumptions.  The following table presents the weighted average assumptions used:

	Quarter ended March 31,
	2007	2006
Dividend yield	1.7%	1.8%
Expected volatility	48%	49%
Risk-free interest rate	4.6%	4.8%
Expected life (in years)	6	6

Stock option plan activity for the quarter ended March 31, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
Options outstanding, January 1, 2007	15,234,788	$11.77	5.1	$12.4
Granted	1,714,500	12.06
Exercised	(154,878)	8.34		$0.5
Canceled or expired	(573,414)	13.06
Options outstanding, March 31, 2007	16,220,996	$11.79	5.2	$20.8
Options exercisable, March 31, 2007	12,883,149	$11.82	4.2	$20.6

Total remaining unrecognized compensation cost associated with unvested stock options at March 31, 2007 was $12.4 million, which will be recognized over the weighted average period of approximately one year.

Restricted Stock Plans

In February 2007, the Board of Directors granted long-term incentive awards in the amount of 142,000 shares of restricted stock, which will vest three and a half years from the date of grant.

In February 2007, the Board of Directors approved a grant of long-term incentive awards of restricted stock, which carries a performance condition requirement.  The performance award will be based on accomplishment against goal for 2007, 2008 and 2009 cumulative earnings before interest, taxes, depreciation and amortization (EBITDA).  Results of EBITDA will be adjusted for non-GAAP factors as defined.  The awards are for a maximum of 505,650 shares.  Shares awards based upon the achievement of the performance milestones will become vested and distributed on February 1, 2010.

Additionally, in February 2007, grants of 55,971 shares, of restricted stock to non-employee directors of the Chemtura Board of Directors were approved.  The grants of shares do not contain market condition requirements and vest upon retirement from the Board.

The fair value of restricted stock awards without market conditions is determined based on the number of shares granted and the quoted closing price of the Company’s stock at the date of grant.

Restricted stock award activity for the quarter ended March 31, 2007 is as follows:

	Shares	Weighted Average Grant Date Fair Value	Aggregate Fair Value (in millions)
Restricted unvested stock awards, January 1, 2007	2,331,413	$8.70	$22.5
Granted	703,621	12.08
Dividends	2,094
Vested	(364,380)	9.66	3.8
Canceled or expired	(267,513)	9.94
Restricted unvested stock awards, March 31, 2007	2,405,235	$9.41	$26.3

Total remaining unrecognized compensation cost associated with unvested restricted stock awards at March 31, 2007 was $9.3 million, which will be recognized over the weighted average period of approximately one year.

Cash proceeds received from option exercises for the quarter ended March 31, 2007 and 2006 were $1.6 million and $0.8 million, respectively.

13) PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of net periodic benefit cost (credit) for the quarter ended March 31, 2007 and 2006 are as follows:

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	Domestic Plans		Non-Qualified Plans		Health Care Plans
	Quarter ended March 31,		Quarter ended March 31,		Quarter ended March 31,
(In thousands)	2007	2006	2007	2006	2007	2006

Service cost	$359	$180	$1,963	$1,862	$288	$312
Interest cost	11,347	11,850	6,217	5,091	2,562	2,584
Expected return on plan assets	(15,494)	(14,580)	(4,941)	(3,609)	(604)	(594)
Amortization of:
Prior service cost	37	—	26	148	(915)	(806)
Transition obligation	—	—	28	28	—	—
Unrecognized losses	1,341	1,703	931	598	607	402
Curtailment gain	—	—	—	(429)	—	—
Settlement gain	—	—	—	(221)	—	—

Net periodic benefit cost (credit)	$(2,410)	$(847)	$4,224	$3,468	$1,938	$1,898

The Company expects to contribute approximately $24.5 million and $14.6 million to its international and non-qualified pension plans and post-retirement health care plans in 2007, respectively.   No contribution is required to its qualified domestic plans.  During the first quarter of 2007, the Company made discretionary contributions of $0.7 million to its international plans.  The Company’s funding assumptions for its domestic pension plans assume no significant change with regard to demographics, legislation, plan provisions, or actuarial assumptions or methods to determine the estimated funding requirements.

During the first quarter of 2006, the Company made a lump sum payment under the provisions of its supplemental executive retirement programs of approximately $2.7 million.  As a result of the first quarter 2006 payment, a settlement gain of approximately $0.2 million was recorded.

14) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases.  These contracts are designated as hedges of a portion of the Company’s forecasted natural gas purchases. The Company’s hedge contracts cover a gradually decreasing percentage of its purchase requirements over a rolling three-year period.  These contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based.  The differential paid or received as natural gas prices change is recognized as an adjustment to cost of products sold.

The following table summarizes the unrealized (gains) and losses related to certain cash flow hedging for the quarter ended March 31, 2007 and 2006.

	Quarter ended March 31,
(In thousands)	2007	2006
Cash flow hedges (in AOCL):
Balance at beginning of period	$6,756	$(5,464)
Price swap contracts — natural gas	(6,487)	8,156
Balance at end of period	$269	$2,692

15) ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations include estimates for all asset retirement obligations identified for its worldwide facilities.  The Company’s asset retirement obligations are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases at approximately 34 facilities, legal obligations to close approximately 99 brine supply, brine disposal, waste disposal, and hazardous waste injection wells and the related pipelines at the end of their useful lives, and decommissioning and decontamination obligations that are legally required to be fulfilled upon closure of approximately 36 of the Company’s manufacturing facilities.

The following is a summary of the change in the carrying amount of the asset retirement obligations for the quarter ended March 31, 2007 and 2006, and the net book value of assets related to the asset retirement obligations and the related depreciation at March 31, 2007 and 2006.

	Quarter ended March 31,
(In thousands)	2007	2006
Asset retirement obligation balance at beginning of period	$24,100	$10,560
Accretion expense — cost of products sold	3,642	83
Accretion expense — selling, general and administrative	12	—
Revisions to accruals	108	—
Payments	(1,369)	—
Foreign currency translation	16	—
Asset retirement obligation balance at end of period	$26,509	$10,643

Net book value of asset retirement obligation assets at end of period	$1,421	$1,566

Depreciation expense	$388	$18

The increase in the asset retirement obligation from March 31, 2006 to March 31, 2007 is primarily due to the acceleration of the recognition of the asset retirement obligations for several of the Company’s manufacturing facilities due to revisions to their estimated closure dates.

At March 31, 2007, $13.7 million of the asset retirement obligation was included in accrued expenses and $12.8 million was included in other liabilities on the consolidated balance sheet.  At December 31, 2006, $11.3 million was included in accrued expenses and $12.8 million was included in other liabilities.

16) LEGAL MATTERS

Antitrust Investigations

Rubber Chemicals

On May 27, 2004, the Company pled guilty to a one count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period from July 1995 to December 2001. The U.S. federal court imposed a fine of $50.0 million, payable in six annual installments, without interest, beginning in 2004. In light of the Company’s cooperation with the U.S. Department of Justice (the “DOJ”), the court did not impose any period of corporate probation.  On May 28, 2004, the Company pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Canadian federal court imposed a sentence requiring the Company to pay a fine of CDN $9.0 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid (in U.S. dollars) $2.3 million in 2004, $2.3 million in 2005, and $7.0 million in 2006 in cash, for the U.S. and Canadian fines. Remaining cash payments for the U.S. and Canadian fines are expected to equal (in U.S. dollars) approximately $11.6 million in 2007; $16.2 million in 2008; and $18.5 million in 2009.  At March 31, 2007 reserves of $11.5 million and $31.5 million related to these settlements have been included in accrued expenses and other liabilities, respectively, on the Company’s consolidated balance sheet.  At December 31, 2006 reserves of $11.6 million and $30.9 million were included in accrued expenses and other liabilities, respectively.

Other Product Areas

The Company and certain of its subsidiaries are subjects of, and continue to cooperate in, coordinated criminal and civil investigations being conducted by the DOJ, the Canadian Competition Bureau and the European Commission (the “EC”) (collectively, the “Governmental Authorities”) with respect to possible antitrust violations relating to the sale and marketing of certain other products.  The Governmental Authorities are each conducting investigations with respect to various classes of heat stabilizers; nitrile rubber; and, in the case of the DOJ and the Canadian Competition Bureau, urethanes and urethane chemicals.  Such investigations concern anticompetitive practices, including price fixing and customer or market allocations, undertaken by the Company and such subsidiaries and certain of their officers and employees. The Company and its subsidiaries that are subject to the investigations have received from each of the Governmental Authorities verbal or written assurances of conditional amnesty from prosecution and fines. The EC has granted conditional amnesty with respect to certain classes of heat stabilizers.  The assurances of amnesty are conditioned upon several factors, including continued cooperation with the Governmental Authorities. The Company is actively cooperating with the Governmental Authorities regarding such investigations.

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

Civil Lawsuits

Except for those actions indicated as being subject to a settlement agreement, dismissed by the applicable court or as otherwise provided, the actions described below under “U.S. Civil Antitrust Actions” and “Canadian Civil Antitrust Actions” are in various procedural stages of litigation.  Although the actions described below have not had a material adverse impact on the Company, we cannot predict the outcome of any of those actions. The Company will seek cost-effective resolutions of the various pending and threatened legal proceedings against the Company; however, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company has established reserves for all direct and indirect purchaser claims as of March 31, 2007.

The Company reviews its reserves for civil lawsuits on a quarterly basis.  The Company also adjusts its reserves quarterly to reflect its current best estimates.  The Company increased its reserves during the first quarter of 2007 to reflect the increase in actual settlement offers and settlements in the direct and indirect purchaser lawsuits described below.

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

Remaining Direct and Indirect Purchaser Lawsuits. The Company, individually or together with its subsidiary Uniroyal, and other companies, continues to be or has become a defendant in certain direct and indirect purchaser lawsuits filed in federal courts during the period from May 2004 through January 2006 and in certain state court antitrust class action lawsuits filed in state courts during the period from October 2002 to January 2006 involving the sale of rubber chemicals, EPDM, polychloroprene, nitrile rubber, and urethanes and urethane chemicals.

The complaints in these actions (as further described below) principally allege that the defendants conspired to fix, raise, maintain or stabilize prices for rubber chemicals, EPDM, polychloroprene, nitrile rubber, or urethanes and urethane chemicals, as applicable, sold in the United States in violation of Section 1 of the Sherman Act or in violation of certain antitrust statutes and consumer protection and unfair or deceptive practices laws of the relevant jurisdictions and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities. With respect to the complaints relating to the sale of polychloroprene (as further described below), although the Company does not sell or market polychloroprene, the complaints allege that the Company and producers of polychloroprene conspired to raise prices with respect to polychloroprene and the other products included in the complaint collectively in one conspiracy.  In each of the foregoing actions, the plaintiffs seek, among other things, treble damages of unspecified amounts, costs (including attorneys’ fees) and injunctive relief preventing further violations or the improper conduct alleged in the complaint.

Rubber Chemicals. The Company has entered into a settlement agreement in the direct federal rubber chemical cases previously subject to the Global Settlement Agreement. In anticipation of this settlement, $36.7 million was added to already existing rubber chemicals reserves in 2006. In October 2006, the $51.0 million was paid into an escrow account and recorded as a deposit included in other current assets on the Company’s consolidated balance sheet at December 31, 2006.  The $51.0 million settlement was paid to the claimant in the first quarter of 2007.  Accordingly, the Company reduced its reserve and deposit by $51.0 million during the first quarter of 2007.  This agreement, when combined with settlements with other entities, means that Chemtura has now resolved over 95 percent of its exposure for United States direct purchaser rubber chemicals claims.

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

The Company and certain of its subsidiaries also remain defendants in eleven pending indirect putative class action lawsuits for alleged violations of state law with respect to EPDM filed in state courts in California, Florida, Iowa, Kansas, Nebraska, New Mexico, New York, North Carolina and Pennsylvania between April 2004 and February 2005.  Four of these lawsuits are multi-product lawsuits and are described under the heading “Multi-Product Lawsuits” below.  The Company has entered into a settlement agreement resolving claims with respect to one lawsuit filed in Vermont.

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

With respect to Urethanes, the Company remains a defendant in sixteen pending indirect putative class action lawsuits for alleged violations of state law filed in California, Florida, Massachusetts, New York, Pennsylvania and Tennessee, between March 2004 and February 2005.  Four of these lawsuits are multi-product lawsuits and are described under the heading “Multi-Product Lawsuits” below.

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

The second lawsuit was filed on February 10, 2005 in Massachusetts state court. This lawsuit was subsequently removed to the United States District Court, District of Massachusetts.  The claims in this lawsuit relate to purchases of any product containing rubber and urethane products, defined to include EPDM, nitrile rubber, urethanes.  The Company’s motion to dismiss this case has been denied by the court and the Company plans to appeal this dismissal.

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

At March 31, 2007 and December 31, 2006, the Company had remaining reserves of $32.9 million and $102.5 million, respectively, included in accrued expenses on its consolidated balance sheets relating to the remaining U.S. direct and indirect purchaser lawsuits, the federal securities class action lawsuit described under “Federal Securities Class Action” below and the shareholder derivative lawsuit described under “Shareholder Derivative Lawsuit” below.  These reserves cover all direct and indirect purchaser antitrust claims in the rubber, EPDM, urethanes and nitrile rubber civil cases.  The Company periodically reviews its accruals as additional information becomes available, and may adjust its accruals based on later occurring events.

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

At March 31, 2007, the Company had no remaining reserves relating to the direct and indirect purchaser lawsuits for Canadian matters.

The reserve activity for antitrust related litigation is summarized as follows:

Governmental Reserves:
(In thousands)	U.S. DOJ Fines	Canada Federal Fines	Total U.S and Canada Fines	European Commission
Balance January 1, 2006	$40,645	$6,150	$46,795	$16,051
2006 Antitrust costs, excluding legal fees	—	72	72	—
Payments	(6,000)	(961)	(6,961)	(16,548)
Accretion - Interest	2,184	352	2,536	—
Foreign currency translation	—	62	62	497
Balance December 31, 2006	36,829	5,675	42,504	$—
Accretion - Interest	512	83	595
Foreign currency translation	—	(54)	(54)
Balance March 31, 2007	$37,341	$5,704	$43,045

Civil Case Reserves:

(In thousands)	U.S. Civil and Securities Matters	Canada Civil Matters	Total U.S. and Canada Civil Matters
Balance January 1, 2006	$51,411	$6,154	$57,565
2006 Antitrust costs, excluding legal fees	81,065	(2,578)	78,487
Payments	(30,000)	(3,792)	(33,792)
Foreign currency translation	—	216	216
Balance December 31, 2006	102,476	$—	102,476
2007 Antitrust costs, excluding legal fees	11,260		11,260
Payments	(80,792)		(80,792)
Balance March 31, 2007	$32,944		$32,944

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

Shareholder Derivative Lawsuit

Certain current directors and one former director and officer of the Company (the “Individual Defendants”) are defendants in a shareholder derivative lawsuit filed on August 25, 2003 in Connecticut state court, nominally brought on behalf of the

Company. The Company is a nominal defendant in the lawsuit. The plaintiff filed an amended complaint on November 19, 2004. The amended complaint principally alleges that the Individual Defendants breached their fiduciary duties by causing or allowing the Company to issue false and misleading financial statements by inflating financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy. The plaintiff contends that this wrongful conduct caused the Company’s financial results to be inflated, cost the Company its credibility in the marketplace and market share, and has and will continue to cost the Company millions of dollars in investigative and legal fees. The plaintiff seeks, among other things, compensatory and punitive damages against the director defendants in unspecified amounts, prejudgment interest, and attorneys’ fees and costs. The Company filed a motion to strike all counts of the complaint on January 12, 2005 for failure to allege adequately that a pre-lawsuit demand on the Company’s Board of Directors by the plaintiff would have been futile and was thus excused.  This motion was subsequently denied by the court.  Discovery in this lawsuit has been stayed by the United States District Court, District of Connecticut, pending resolution of the motion to dismiss filed by Company and the Crompton Individual Defendants in the related consolidated securities class action lawsuit described above under “Federal Securities Class Action.”

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

17) CONTINGENCIES

Environmental Matters

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts.  For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operation and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes that such costs are estimable.  The total amount accrued for such environmental liabilities at March 31 2007, was $120.7 million.  The Company estimates the determinable environmental liability to range from $120 million to $160 million at March 31, 2007.  The Company’s reserves include estimates for determinable clean-up costs. During the first quarter of 2007, the Company recorded a pre-tax charge of $1.4 million to increase its environmental liabilities and made payments of $6.3 million for clean-up costs, which reduced its environmental liabilities.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed the Company’s present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations and cash flows. It is reasonably possible that the Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

The Company and some of its subsidiaries have been identified by federal, state or local governmental agencies, and by other potentially responsible parties (a “PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States.  Because these regulations have been construed to authorize joint and several liability, the EPA could seek to recover all costs involving a waste disposal site from any one of the PRPs for such site, including the Company, despite the involvement of other PRPs.  In many cases, the Company is one of several hundred PRPs so identified.  In a few instances, the Company is one of only a handful of PRPs, and at one site the Company is the only PRP performing investigation and remediation.  Where other financially responsible PRPs are involved, the Company expects that any ultimate liability resulting from such matters will be apportioned between the Company and such other parties.  In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.

Scarborough  — The Ontario Ministry of the Environment has brought an action against Chemtura Co./Cie in connection with a 2004 release of naphtha sulfonic acid at Chemtura Co./Cie’s Scarborough, Ontario, Canada facility.  Chemtura Co./Cie has agreed to pay a penalty in the amount of CDN $112,500 (approximately U.S. $97,000) to settle this matter.

Legal Proceedings

Vertac — Reference is made to Note 22 (Contingencies) contained in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, for information relating to the Vertac litigation.  On April 22, 2007, the Supreme Court of the United States denied petitions for writs of certiorari filed by Uniroyal Chemical Co./Cie and Hercules Incorporated.  This decision lets stand prior rulings under which Uniroyal Chemical Co./Cie has liability to the United States for approximately $2.9 million and liability to Hercules Incorporated for approximately $0.7 million.

Albemarle Corporation — Reference is made to Note 22 (Contingencies) contained in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, for information relating to the Albemarle Corporation litigation.  A hearing on claim construction took place in March 2007, on the two complaints filed by Albemarle Corporation in the United States District Court for the Middle District of Louisiana alleging that the Company infringed three process patents held by Albemarle Corporation relating to bromine vacuum tower technology, and the other alleging that the Company infringed or contributed to or induced the infringement of a patent relating to the use of decabromodiphenyl ethane as a flame retardant in thermoplastics.  The cases were previously consolidated.

Each quarter the Company evaluates and reviews pending claims and litigation to determine appropriate reserve amounts.  As of March 31, 2007, the Company’s accrual for probable loss in the aforementioned legal proceeding cases is immaterial.  In addition, the related receivable to reflect probable insurance recoveries is also immaterial.

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

Guarantees

The Company has standby letters of credit and guarantees with various financial institutions.  At March 31, 2007 and December 31, 2006, the Company had $122.6 million and $127.3 million, respectively, of outstanding letters of credit and guarantees primarily related to its liabilities for environmental remediation, insurance obligations and a pending legal matter.

The letter of credit for the pending legal matter relates to the indemnification liability that Great Lakes may be obligated to pay relating to the OSCA matter.  Reference is made to Note 22 (Contingencies) contained in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for information relating to the OSCA matter.  The amount of the letter of credit was $16.1 million at March 31, 2007 and December 31, 2006.

The Company has applied the disclosure provisions of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45) to its agreements that contain guarantee or indemnification clauses. The Company is a party to several agreements pursuant to which it may be obligated to indemnify a third party with respect to certain loan obligations of joint venture companies in which the Company has an equity interest.  These obligations arose to provide initial financing for a joint venture start-up, fund an acquisition and provide project capital.  Such obligations range in duration with terms from origination to maturity between five and nine years.  In the event that any of the joint venture companies were to default on these loan obligations, the Company would indemnify the other party up to its proportionate share of the obligation based upon its ownership interest in the joint venture.  At March 31, 2007, the maximum potential future principal and interest payments due under these guarantees were $18.5 and $1.3 million, respectively.  In accordance with FIN 45, the Company has accrued $2.2 million in reserves, which represents the probability weighted fair value of these guarantees as estimated by an independent appraisal firm.  The reserve has been included in long-term liabilities on the consolidated balance sheet at March 31, 2007 with an offset to the investment included in other assets.

The Company also has a customer guarantee, in which the Company has contingently guaranteed certain debt obligations.  At March 31, 2007 and December 31, 2006, the amount of this guarantee was $2.6 million and $2.0 million, respectively.  Based on past experience and on the underlying circumstances, the Company does not expect to have to perform under this guarantee.

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

18) BUSINESS SEGMENT DATA

The Company evaluates a segment’s performance based on several factors, of which the primary factor is operating profit (loss).  In computing operating profit (loss) by segment, the following items have not been deducted:  (1) general corporate expense; (2) amortization; (3) facility closures, severance and related costs; (4) antitrust costs (5) merger costs and (6) certain accelerated depreciation.  Pursuant to FASB No. 131, “Disclosures about Segments of an Enterprise and Related Information,” these items have been excluded from the Company’s presentation of segment operating profit because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance.

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis, including amortization expense.  These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses for executives and corporate managers.  Facility closures, severance and related costs are primarily for severance costs related to the Company’s 2007 and 2006 cost savings initiatives, and revisions to reserves related to the 2004 activity-based restructuring initiative and the cost reduction initiatives that began in 2003.  The antitrust costs are primarily for settlement offers and legal costs associated with antitrust investigations and related civil lawsuits.  Merger costs are non-capitalizable costs associated with the Merger and integration of Crompton and Great Lakes.  Certain prior year business segment amounts have been reclassified to conform to the current year’s presentation.

A summary of business data for the Company’s reportable segments for the quarter ended March 31, 2007 and 2006 are as follows:

Information by Business Segment

(In thousands)	Quarter ended March 31,
Sales	2007	2006
Plastic Additives	$421,165	$397,584
Polymers	127,877	127,338
Specialty Additives	167,728	142,524
Crop Protection	91,551	88,610
Consumer Products	115,974	114,427
Other	30,710	45,278
Total net sales	$955,005	$915,761

(In thousands)	Quarter ended March 31,
Operating Profit	2007	2006
Plastic Additives	$26,176	$32,270
Polymers	17,886	17,409
Specialty Additives	16,385	15,809
Crop Protection	23,849	23,601
Consumer Products	830	12,293
Other	5,773	5,582
	90,899	106,964

General corporate expense, including amortization	(56,849)	(33,068)
Facility closures, severance and related costs	(2,558)	(504)
Antitrust costs	(12,294)	(12,808)
Merger costs	(351)	(10,045)
Total operating profit	$18,847	$50,539

19) GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA

The Company’s obligations under its 7% Notes due 2009, 6.875% Notes due 2016 and 6.875% Debentures due 2026 (collectively, “the Notes”), are jointly and severally, fully and unconditionally guaranteed by certain wholly-owned domestic subsidiaries of the Company that guarantee the Company’s $740 million credit facility (the “Guarantor Subsidiaries”).  The Company’s subsidiaries that do not guarantee the Notes are referred to as the “Non-Guarantor Subsidiaries”. The Guarantor Condensed Consolidating Financial Data presented below presents the statements of operations, balance sheets and statements of cash flow data: (i) for Chemtura Corporation (the “Parent Company”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Chemtura Corporation’s historical reported financial information); (ii) for the Parent Company, alone (accounting for its Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) for the Guarantor Subsidiaries alone; and (iv) for the Non-Guarantor Subsidiaries alone.

Condensed Consolidating Statement of Operations

Quarter ended March 31, 2007

(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$955,005	$(371,649)	$380,927	$237,922	$707,805

Cost of products sold	732,891	(371,649)	315,214	183,154	606,172
Selling, general and administrative	106,299	—	48,635	20,544	37,120
Depreciation and amortization	65,316	—	20,183	27,742	17,391
Research and development	17,024	—	6,611	3,175	7,238
Facility closures, severance and related costs	2,558	—	2,055	(19)	522
Antitrust costs	12,294	—	12,294	—	—
Merger costs	351	—	60	60	231
Equity income	(575)	—	(46)	290	(819)

Operating profit (loss)	18,847	—	(24,079)	2,976	39,950

Interest expense	23,356	—	23,708	5,410	(5,762)
Other (income) expense, net	(1,930)	—	11,210	314	(13,454)
Equity in net (earnings) loss of subsidiaries from continuing operations	—	78,941	(43,561)	(35,380)	—

Earnings (loss) from continuing operations before income taxes	(2,579)	(78,941)	(15,436)	32,632	59,166
Income tax expense (benefit)	12,904	—	47	2,078	10,779

Earnings (loss) from continuing operations	(15,483)	(78,941)	(15,483)	30,554	48,387
Gain on sale of discontinued operations	2,458	—	2,458	—	—

Net earnings (loss)	$(13,025)	$(78,941)	$(13,025)	$30,554	$48,387

Condensed Consolidating Balance Sheet

as of  March 31, 2007

(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
ASSETS
Current assets	$1,393,038	$—	$274,166	$247,940	$870,932
Intercompany receivables	—	(11,775,172)	7,701,506	737,084	3,336,582
Investment in subsidiaries	—	(8,763,478)	4,096,250	197,523	4,469,705
Property, plant and equipment	1,142,300	—	341,759	308,093	492,448
Cost in excess of acquired net assets	1,249,511	—	146,599	841,291	261,621
Other assets	738,497	—	196,469	259,307	282,721
Total assets	$4,523,346	$(20,538,650)	$12,756,749	$2,591,238	$9,714,009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$736,535	$—	$230,808	$200,884	$304,843
Intercompany payables	—	(11,775,172)	9,140,535	57,150	2,577,487
Long-term debt	1,301,534	—	872,114	424,337	5,083
Other long-term liabilities	814,612	—	256,626	207,421	350,565
Total liabilities	2,852,681	(11,775,172)	10,500,083	889,792	3,237,978
Stockholders’ equity	1,670,665	(8,763,478)	2,256,666	1,701,446	6,476,031
Total liabilities and stockholders’ equity	$4,523,346	$(20,538,650)	$12,756,749	$2,591,238	$9,714,009

Condensed Consolidating Statement of Cash Flows

Quarter ended March 31, 2007

(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(13,025)	$(78,941)	$(13,025)	$30,554	$48,387
Adjustments to reconcile net earnings (loss)
to net cash provided by (used in) operations:
Gain on sale of discontinued operations	(2,458)	—	(2,458)	—	—
Depreciation and amortization	65,316	—	20,183	27,742	17,391
Stock-based compensation expense	3,124	—	3,124	—	—
Equity income	(575)	—	(46)	290	(819)
Changes in assets and liabilities, net	(83,544)	78,941	(202,058)	(52,220)	91,793
Net cash provided by (used in) operations	(31,162)	—	(194,280)	6,366	156,752

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisitions, net of transaction
costs paid	(159,601)	—	—	—	(159,601)
Merger transaction costs paid	(301)	—	—	(301)	—
Capital expenditures	(20,113)	—	(7,287)	(6,051)	(6,775)
Net cash provided by (used in) investing activities	(180,015)	—	(7,287)	(6,352)	(166,376)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facility, net	240,000	—	240,000	—	—
Proceeds from long-term borrowings	348	—	—	—	348
Proceeds from (payments on) short-term borrowings	(21,801)	—	(20,087)	(794)	(920)
Dividends paid	(12,059)	—	(12,059)	—	—
Proceeds from exercise of stock options	1,634	—	1,634	—	—
Other financing activities	(598)	—	(598)		—
Net cash provided by (used in) financing activities	207,524	—	208,890	(794)	(572)

CASH
Effect of exchange rates on cash and cash equivalents	762	—	—	—	762
Change in cash and cash equivalents	(2,891)	—	7,323	(780)	(9,434)
Cash and cash equivalents at beginning of period	95,113	—	2,282	2,242	90,589
Cash and cash equivalents at end of period	$92,222	$—	$9,605	$1,462	$81,155

Condensed Consolidating Statement of Operations
Quarter ended March 31, 2006
(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$915,761	$(342,432)	$100,867	$525,698	$631,628

Cost of products sold	674,837	(342,432)	102,679	393,106	521,484
Selling, general and administrative	100,793	—	5,954	39,443	55,396
Depreciation and amortization	51,711	—	9,246	25,312	17,153
Research and development	14,798	—	(128)	8,654	6,272
Facility closures, severance and related costs	504	—	(124)	48	580
Antitrust costs	12,808	—	—	12,808	—
Merger costs	10,045	—	369	9,676	—
Equity (income) expense	(274)	—	—	257	(531)

Operating profit (loss)	50,539	—	(17,129)	36,394	31,274

Interest expense	29,073	—	18,065	7,014	3,994
Other expense (income), net	1,530	—	26	4,769	(3,265)
Equity in net (earnings) loss of subsidiaries from continuing operations	—	55,622	(34,952)	(16,169)	(4,501)

Earnings (loss) from continuing operations before income taxes	19,936	(55,622)	(268)	40,780	35,046
Income tax expense (benefit)	6,731	—	(13,473)	9,815	10,389

Net earnings (loss)	$13,205	$(55,622)	$13,205	$30,965	$24,657

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

Condensed Consolidating Statement of Cash Flows

Quarter ended March 31, 2006

(In thousands)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$13,205	$(55,622)	$13,205	$30,965	$24,657
Adjustments to reconcile net earnings (loss)
to net cash (used in) provided by operations:
Depreciation and amortization	51,711	—	9,246	25,312	17,153
Stock-based compensation expense	3,579	—	3,579	—	—
Equity income	(371)	—	—	160	(531)
Changes in assets and liabilities, net	(140,362)	55,622	(198,084)	(44,279)	46,379
Net cash (used in) provided by operations	(72,238)	—	(172,054)	12,158	87,658

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	19,390	—	19,390	—	—
Cash acquired in acquisitions, net of transaction costs paid	(6,733)	—	—	(6,733)	—
Merger transaction cost paid	(4,737)	—	(500)	(1,447)	(2,790)
Capital expenditures	(17,562)	—	(2,047)	(9,516)	(5,999)
Net cash (used in) provided by investing activities	(9,642)	—	16,843	(17,696)	(8,789)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) credit facility, net	86,993	—	125,000	—	(38,007)
Payments on (proceeds from) short-term borrowings	5,844	—	39,989	(881)	(33,264)
Dividends paid	(12,007)	—	(12,007)	—	—
Proceeds from exercise of stock options	848	—	848	—	—
Other financing activities	433	—	433	—	—
Net cash provided by (used in) financing activities	82,111	—	154,263	(881)	(71,271)

CASH
Effect of exchange rates on cash and cash equivalents	2,503	—	—	—	2,503
Change in cash and cash equivalents	2,734	—	(948)	(6,419)	10,101
Cash and cash equivalents at beginning of period	138,556	—	4,381	28,612	105,563
Cash and cash equivalents at end of period	$141,290	$—	$3,433	$22,193	$115,664

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of Business

The Company is among the largest publicly traded specialty chemical companies in the United States and is dedicated to delivering innovative, market-focused specialty chemical solutions and consumer products.  The Company is headquartered in Middlebury, Connecticut, and operates in a wide variety of end-use markets, including automotive, transportation, construction, packaging, agriculture, lubricants, plastics for durable and non-durable goods including electronics, industrial rubber and home pool and spa chemicals. Most of our chemical products are sold to industrial manufacturing customers for use as additives, ingredients, or intermediates that add value to their end products.  Our consumer products are sold to dealers, distributors and major retailers.  We are a market leader in many of our key product lines.  We manufacture and sell more than 3,500 products and formulations in more than 100 countries.

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

Significant Transactions

The Company continues to assess its business portfolio and debt position. During the first quarter of 2007, the following significant transactions occurred:

•                  On April 4, 2007, the Company announced that it is implementing an industry-based business model in order to improve performance and accelerate growth.  The Company plans to realign its business segments, streamline its organization and redirect its efforts to focus on end-use markets.  As a result of this plan, the Company recorded a pre-tax charge for severance of $1.7 million during the first quarter of 2007 related to the organizational streamlining announced in April.  Additional severance related charges will occur in the second quarter of 2007 as a result of the announced plan.  The Company is continuing to evaluate its workforce and operating facilities and additional restructuring charges may result.

•                  On February 3, 2007, the Company signed an asset purchase agreement to sell its EPDM business and portions of its Rubber Chemical business to an affiliate of Lion Chemical Capital, LLC.  The transaction is expected to close in the second quarter of 2007 and is subject to certain conditions, including regulatory approvals, financing and a financial audit.

•                  On January 31, 2007, the Company announced that it had completed the acquisition of the stock of Kaufman Holdings Corporation (“Kaufman”) in an all-cash transaction. The Kaufman acquisition complements the Company’s existing Petroleum Additives segment in that it offers related products in key customer areas, providing the opportunity to strengthen alliances with major suppliers, and may offer potential distribution synergies.

First Quarter Results

Consolidated net sales of $955.0 million for the first quarter of 2007 were $39.2 million or 4% higher than the first quarter of 2006 net sales of $915.8 million.  The increase reflected a $34.8 million benefit from acquisitions, primarily related to the acquisition of Kaufman, higher selling prices of $8.3 million mainly in the flame retardants and petroleum additives products, $15.4 million for the positive effects of foreign currency translation reduced by a decline of $11.1 million related to the change in the nature of sales now made under continuing supply agreements in connection with the divestiture of the Industrial Water Additives business in May 2006 and lower sales volumes of $8.2 million, primarily in the rubber chemicals products due to higher global industry capacity and customer production curtailments.

Gross profit margins decreased $18.8 million to $222.1 million in first quarter of 2007 as compared with the same quarter of 2006.  The decrease in margin is primarily due to $23.7 million of higher raw material and energy costs principally in Plastic Additives, $3.3 million of expense related to the accelerated recognition of asset retirement obligations, $3.3 million related to the loss of sales volumes and changes in product mix and $1.5 million in other cost increases.  These decreases were partially offset by $8.3 million in customer selling prices, $ 3.5 million related to cost savings programs and $1.2 million in other net increases.

Selling, general and administrative expense (“SG&A”) was $106.3 million for the first quarter of 2007 representing an increase of $5.5 million from the same quarter in 2006.  SG&A in 2007 included higher corporate spending related to strategic development initiatives and legal fees.  SG&A in 2006 included a $4.3 million benefit from a favorable settlement of a contractual matter.

Depreciation and amortization expense of $65.3 million was $13.6 million higher than the first quarter of 2006 due primarily to $10.9 million of additional depreciation related to a change in the useful life of certain fixed assets at several of the Company’s manufacturing facilities and the acquisition of tangible assets related to the Company’s acquisitions during the first quarter of 2007 and 2006.

Research and development expense of $17.0 million for the first quarter of 2007 was $2.2 million higher than the first quarter of 2006 primarily due to the higher volume of product registrations for the Crop Protection business.

Facility closures, severance and related costs were $2.6 million for the first quarter of 2007 as compared with $0.5 million for the first quarter of 2006.  Included in the 2007 amount is $1.7 million related to the initial cost of the restructuring program the Company announced on April 4, 2007. These costs primarily represent severance related to the Company’s restructuring initiatives.

The Company incurred antitrust costs of $12.3 million in the first quarter of 2007 compared with $12.8 million during the first quarter of 2006. Antitrust costs for the first quarter of 2007 include $7.8 million primarily for settlement offers made to certain rubber chemicals claimants, indirect case claimants and securities class action plaintiffs, and $4.5 million for legal costs associated with the antitrust investigations and civil lawsuits.  Antitrust costs for the first quarter of 2006 include $7.7 million primarily for settlement offers made to certain Plastic Additives and urethanes claimants and $5.1 million for legal costs associated with the antitrust investigations and civil lawsuits.

During the first quarter of 2007, the Company incurred $0.4 million of merger costs, compared with $10.0 million during the first quarter of 2006. The charges represent non-capitalizable merger costs for relocation and integration related to the Company’s merger with Great Lakes Chemical Corporation (“the Merger”) in July 2005.  The 2006 charge consisted primarily of consulting costs directly attributable to the integration of the two companies.

Interest expense decreased $5.7 million in the first quarter of 2007, compared with the same period in 2006.  The decrease was due primarily to a reduction of $8.2 million from the early retirement of the 9.875% Senior Notes due 2012 and the Floating Rate Notes due 2010 in 2006, a reduction of $3.3 million from lower average borrowings on the Credit Facility, partially offset by $8.6 million expense from the April 2006 issuance of the 6.875% Notes due 2016.

Other income, net was $1.9 million in the first quarter of 2007 compared with other expense, net of $1.5 million in the same quarter of 2006.  The increase primarily reflects the effect of favorable currency gains of $5.0 million coupled with a $1.8 million reduction in charges for minority interests which were partially offset by an increase of $3.5 million in accounts receivable securitization fees.

The Company’s income tax expense increased $6.2 million in the first quarter of 2007 as compared with the same quarter in 2006. The increase in the provision for income taxes is principally attributable to the Company not recognizing tax benefits of $15.2 million associated with the Company’s year to date domestic net operating loss because it is not more likely than not that those tax benefits will be realized during the year. Additionally, included in this expense in 2007 and 2006 is $13.5 million and $15.9 million, respectively of tax expense related to foreign operations.

Loss from continuing operations for the first quarter of 2007 was $15.5 million, compared with earnings of $13.2 million for the first quarter of 2006, due to the matters discussed above.

Net loss for the first quarter of 2007 was $13.0 million as compared to earnings of $13.2 million for the first quarter of 2006. The net loss for the first quarter of 2007 includes a gain on sale of discontinued operations of $2.5 million (net of income taxes of $1.2 million), arising from additional contingent earn-out proceeds related to the OrganoSilicones business that was sold in 2003.

Segment Results

Plastic Additives

Net sales for the Plastics Additives segment, a continued focus for the Company, improved by $23.6 million from $397.6 million in the first quarter of 2006 to $421.2 million in the first quarter of 2007; despite higher net sales, the Company was unable to sustain higher profit margins on these products and as a result, operating profit of $26.2 million in the first quarter of 2007 was $6.1 million lower than the same quarter of 2006.

Increases in net sales reflected the Company’s ability to regain market share with incentive programs designed for the plastic antioxidants and polymerization additives & intermediate products, accounting for $18.3 million of the improvement.  Additionally, selling price increases for flame retardant products and other plastic additives of $9.9 million and the favorable effect of foreign currency translation of $7.6 million, offset decreases in volume of $11.4 million in the polyvinyl chloride additives products and the flame retardant products due to lower demand in housing and electronic markets, respectively.  Non-flame retardant plastic additives products reflected volume improvements in the first three months of 2007 as compared with the same period in 2006.  Flame retardant products benefited from selling price increases that were passed along to our customers to recover cost increases the Company experienced in 2006, but those increases were insufficient to cover the continued cost of higher raw materials in 2007 of $14.8 million and a reduction in overall sales volumes representing $1.8 million in lower gross profit.

Polymers

Net sales in the Polymers segment of $127.9 million for the first quarter of 2007 remained relatively flat compared with net sales of $127.3 million in the first quarter of 2006.  Operating profit was $17.9 million for the first quarter of 2007 compared with $17.4 million for the first quarter of 2006.

Increases in net sales were primarily driven by higher volume of $2.1 million and favorable currency translation of $0.6 million in the EPDM business and the favorable effect of foreign currency translation of $2.7 million in the urethanes products.   These increases were partially offset by a $1.5 million loss in customer sales prices for EPDM products and lower volume of $2.5 million for urethane products coupled with the loss of $0.8 million in sales related to the divestiture of a product line in 2006.  Operating profit increases mainly represent favorable foreign currency translation of $0.7 million, lower raw material and energy of $1.1 million, cost savings programs of $0.9 million which were partially offset by $1.6 million resulting from a reduction in gross margin related to lower pricing in EPDM and $0.7 million loss in gross margin resulting from lower volume in urethane products.

Specialty Additives

Net sales for the Specialty Additives segment increased $25.2 million to $167.7 million for the first quarter of 2007 over the first quarter of 2006.  However, operating profit only increased $0.6 million due primarily to the higher cost of raw materials in 2007 as compared with 2006.

Included in net sales for the first three months of 2007 is $33.1 million of sales from the Kaufman acquisition.  Additionally, petroleum additives reported $3.0 million of higher selling prices to customers, $2.9 million related to increased volume and $1.0 million reflecting the favorable effect of foreign currency translation period over period.  Offsetting the increases in petroleum additives, the Company’s rubber chemicals products reported $13.1 million in lower sales volumes coupled with $2.2 million in reduced customer selling prices, both the result of weak industry demand, increased international competition and a reduction in the Company’s manufacturing footprint offset by $0.5 million in favorable foreign currency translation. Operating profit increased from the first quarter of 2006 due to $1.9 million of incremental operating profit from the Kaufman acquisition, an increase in customer pricing, favorable product mix and cost savings totaling $3.7 million partially offset by higher raw material costs of $4.0 million, unfavorable volume, foreign currency translation and other costs totaling $1.0 million.

Crop Protection

Net sales for the Crop Protection segment were $91.6 million in the first quarter of 2007, an increase of $2.9 million from sales of $88.6 million in the first quarter of 2006.  Operating profit remained essentially flat at $23.8 million for the first quarter of 2007.

Net sales for the first quarter of 2007 include $2.4 million related to the benefit of an acquisition that was completed at the end of the first quarter in 2006 and therefore, not reflected in the full first quarter of 2006.  Additionally, this segment reported $0.9 million related to the favorable effect of foreign currency translation which was offset by lower customer selling prices of $1.1 million.  Operating profit increased $1.4 million in gross margin related to this acquisition and the $1.3 million favorable effect of currency translation offset by reduced customer selling prices of $1.1 million and decreases in sales volume of $0.4 million mainly due to a planned shift in the North American marketing program and $1.8 million related to higher R&D spending to register products with regulatory agencies.

Consumer Products

Net sales for the Consumer Products segment increased $1.5 million to $116.0 million in the first quarter of 2007 compared with the same quarter of 2006.  Operating profit decreased to $0.8 million in the first quarter of 2007 as compared with the first quarter of 2006.  The $11.5 million decrease in operating profit is due to higher raw material costs of $5.5 million, unfavorable volume, product mix and other costs totaling $6.9 million partially offset by higher customer pricing, favorable foreign currency translation and cost reductions totaling $0.9 million.

Other Businesses

Net sales for the Company’s other businesses, primarily non-core operations, were $30.7 million for the first quarter of 2007 which were $14.6 million lower than the first quarter of 2006.  Operating profit was $5.8 million and $5.6 million for the first three months of 2007 and 2006, respectively.

The decline in net sales primarily reflects a decline of $11.1 million related to the change in the nature of sales under continuing supply agreements in connection with the divestiture of the Industrial Water Additives business in May 2006.  Increases in operating profit primarily reflect $1.7 million in favorable manufacturing variances and $0.6 million in cost savings programs experienced by our Fluorine business, partially offset by a decline of $5.2 million in gross margin associated with the change in the nature of sales from the Industrial Water Additives business in 2007.

General Corporate

General corporate expenses include costs and expenses that are of a general nature or managed on a corporate basis.  These costs primarily represent corporate administration services, costs related to corporate headquarters and management compensation plan expenses related to executives and corporate managers.  General corporate expenses also include all amortization expenses.  General Corporate expenses of $56.8 million for the first quarter of 2007 increased by $23.8 million compared to the first quarter of 2006 mainly due to a change in useful life of assets resulting in accelerated depreciation of $10.9 million, the absence of a $4.3 million favorable settlement of a contractual matter and higher costs associated with merger and acquisition activities.

ANTITRUST INVESTIGATIONS COSTS AND RELATED MATTERS

For a discussion of antitrust investigations costs and related matters, see Note 16, “Legal Matters - Antitrust Investigations and Related Matters” in the Notes to Consolidated Financial Statements under Part I, Item I and Item I, “Legal Proceedings” under Part II of this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Significant Acquisitions

In connection with the Kaufman acquisition, the Company paid $159.6 million during the first quarter of 2007 and will pay an additional $4.1 million for working capital adjustments throughout 2007.  Additionally, a deferred payment of $5.0 million will be paid to the sellers on the second anniversary of the closing date subject to any indemnification claims.

Cash Flows from Operations

Net cash used in operations was $31.2 million for the first quarter of 2007 compared to $72.2 million of net cash used in operations in 2006.  Changes in key working capital accounts are summarized below:

Favorable (unfavorable)
(In millions)	First Quarter 2007	First Quarter 2006	Change
Accounts receivable	$(95.7)	$(102.3)	$6.6
Accounts receivable — securitization	48.1	57.2	(9.1)
Inventories	(31.0)	(29.4)	(1.6)
Accounts payable	11.5	(3.4)	14.9

The 2007 increase in accounts receivable was primarily due to the increase in sales volume. The 2007 increase of accounts receivable securitization was mainly due to the increase in accounts receivable.  Inventory increased $31.0 million in 2007 primarily to support seasonal business needs and due to increases in raw material costs.  Accounts payable increased by $11.5 million in 2007 primarily as a result of higher purchases and timing of vendor payments.

In addition, during 2007, the Company’s pension and post-retirement healthcare liabilities decreased by $3.7 million as compared to a decrease of $5.7 million in 2006.

Net cash used in / by operations in 2007 was also affected by various charges and preexisting reserves.  A summary of these items and the net impact on cash flows provided by (used in) operations is as follows:

(In millions)	Net Change per Consolidated Cash Flow Statement	2007 Expense	2007 Cash Payments
Merger costs	$(0.1)	$0.4	$(0.5)
Antitrust settlement costs	(73.2)	7.8	(81.0)
Facility closure, severance and related costs	1.4	2.6	(1.2)
Interest expense	(0.1)	23.4	(23.5)
Environmental liabilities	(4.9)	1.4	(6.3)
Management incentive plans	1.6	3.3	(1.7)
Income taxes	(4.5)	12.9	(17.4)

Net cash used in operations in 2007 also reflects the impact of certain non-cash charges, including $65.3 million of depreciation and amortization expenses.

Cash Flows from Investing and Financing Activities

Net cash used in investing activities was $180.0 million for the first quarter of 2007, which included capital expenditures of $20.1 million, $0.3 million of merger transaction costs paid and $159.6 million of net cash paid for the Kaufman acquisition.

Capital expenditures for the first quarter of 2007 amounted to $20.1 million as compared with $17.6 million for the first quarter of 2006. Expenditures were primarily for the maintenance of domestic and foreign facilities and environmental and other compliance requirements.

Net cash provided by financing activities was $207.5 million for the first quarter of 2007, which included proceeds from the Company’s $740 million credit facility of $240.0 million, payments on short-term borrowings of $21.8 million, dividend payments of $12.1 million and proceeds from the exercise of stock options of $1.6 million.

Other Sources and Uses of Cash

The Company expects to finance its operations and capital spending requirements for 2007 with cash flows provided by operations, proceeds from sales of businesses, available cash and cash equivalents, additional sales of accounts receivable under its securitization programs, borrowings under its revolving credit facility and other sources, including the debt capital markets.  On a full year basis the Company expects cash from operations and anticipated divestitures to exceed cash requirements.

The Company has an accounts receivable securitization program to sell up to $275 million of domestic receivables to agent banks.  As of March 31, 2007, $171.8 million of domestic accounts receivable had been sold under this program.  In addition, the Company’s European subsidiaries have a separate program to sell up to approximately $206.9 million of their eligible accounts receivable to an agent bank.  As of March 31, 2007, $155.7 million of international accounts receivable had been sold under this program.

Included in cash and cash equivalents in the Company’s consolidated balance sheets at March 31, 2007 and December 31, 2006, are $0.8 million of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.  There are no additional legal restrictions on these cash balances.

Contractual Obligations

The Company has a $740 million Credit Facility with the ability to expand up to $750 million available through July 2010 (“Credit Facility”). At March 31, 2007, borrowings under the Credit Facility were $240 million. The Company also has uncommitted working capital facilities in the amount of $25 million due in May 2007 and $50 million due in July 2007, of which $20 million was outstanding at March 31, 2007. The Company expects that the Credit Facility will be paid down with proceeds received from divestitures and operations on or before the remaining credit facility life in 2010.

The Company expects to contribute approximately $39.1 million to its international and non-qualified pension plans and post-retirement health care plans in 2007.  During the first quarter of 2007, the Company made discretionary contributions of $0.7 million to its international plans.

The Company has unrecognized tax benefits of $60.0 million and $61.5 million at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007, the Company anticipates payments of $7.7 million in 2007. Remaining amounts are expected to be paid in subsequent periods.

Bank Covenants and Guarantees

The Company’s various debt agreements contain covenants that limit the Company’s ability to enter into certain transactions, such as incurring additional indebtedness, increasing the Company’s dividends, and entering into acquisitions, dispositions and joint ventures.  The Company is required to report compliance with certain financial covenants to its lenders on a quarterly basis.  Under these covenants, the Company is required to maintain a leverage ratio (adjusted total debt to adjusted earnings before interest, taxes, depreciation and amortization (“Bank EBITDA”), with adjustments to both debt and earnings being made in accordance with the terms of the Credit Facility agreement) and an interest coverage ratio (Bank EBITDA to interest expense as defined in the credit facility agreement).  In February 2007, amendments were made to the interest coverage ratio and leverage ratio for the quarterly periods March 31, 2007 through September 30, 2007.  The Company was in compliance with the covenants of its various debt agreements at March 31, 2007 and anticipates compliance in the future.

The Company has standby letters of credit and guarantees with various financial institutions.  At March 31, 2007, the Company had $122.6 million of outstanding letters of credit and guarantees primarily related to its environmental remediation liabilities, insurance obligations and a pending legal matter.

CRITICAL ACCOUNTING ESTIMATES

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes.  The Company’s estimates are based on historical experience and currently available information.   Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies footnote in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 describe the critical accounting estimates and accounting policies used in preparation of the consolidated financial statements.  Actual results in these areas could differ from management’s estimates.  There have been no significant changes in the Company’s critical accounting estimates during the first three months of 2007.

ACCOUNTING DEVELOPMENTS

Implemented in 2007

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.”  Statement No. 156 provides additional guidance for recognizing servicing assets and liabilities, and is effective for fiscal year’s beginning after September 15, 2006.  Statement No. 156 did not have a material impact on the Company’s financial position, results of operation or cash flows for the quarter ended March 31, 2007.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”).  The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  See Note 10 — Income Taxes in the Notes to Consolidated Financial Statements under Part I, Item I of this Form 10-Q for information relating to implementation of this interpretation and other required disclosures pertaining to uncertain tax positions.

Future Implementations

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of Statement No. 157 are effective as of the beginning of the Company’s 2008 fiscal year.  The Company is currently assessing the impact of adopting Statement No. 157 on its financial position and its results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  The Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  The Company is currently assessing the impact on its financial position and its results of operations.

OUTLOOK

The Company will continue its strategy of setting prices that reflect the broad economic value of the Company’s products and offset as much as possible increases in raw material and energy costs. In doing so, the Company is committed to working with customers to achieve its targeted operating profit margin which will be critical as increases in raw material and energy costs are expected to continue.  Increases in raw material and energy costs are anticipated due, in large part, to volatility in the worldwide pricing of hydrocarbon based and precious metal raw materials and natural gas, which the Company requires to manufacture its products.  It is generally accepted that pricing of these resources has increased, in large part, due to procurement competition from emerging economies which the Company expects to continue during 2007.

The Company anticipates that 2007 will reflect continued strength in demand for its flame retardants, urethanes, petroleum additives and pool and spa product lines.

The Company continually acts to reduce costs within its control.  The Company assesses how demand fluctuations have affected manufacturing overhead costs and evaluates ways to control those costs, including the assessment of manufacturing operations to identify any potential opportunities to optimize those operations, including reviewing its manufacturing footprint, while working closely with its customers to maximize profitable volume.

Based on results through the first quarter of 2007, the Company anticipates the following through the remainder of the year:

•                  On April 4, 2007 the Company announced restructuring plans designed to focus the organization along end-use markets.   The new structure will be organized under four segments each led by a business leader:

•                  Consumer Products

•                  Crop Protection

•                  Performance Specialties

•                  Polymer Additives

As a result of the restructuring, organizational streamlining is expected to result in a reduction of the Company’s global workforce by approximately 10 percent.  Additional severance related charges will occur in the second quarter of 2007 as a result of the announced plan.  The Company is continuing to evaluate its workforce and operating facilities and additional restructuring charges may result.

•                  On February 3, 2007, an asset purchase agreement was signed by the Company to sell its EPDM business and certain assets of its Rubber Chemicals business.  The transaction is subject to certain conditions, including regulatory approvals, financing and a financial audit and is expected to close in the second quarter of 2007.

•                  In the Plastic Additives segment, the Company anticipates a recovery of non-flame retardant product volumes throughout the year and is focusing on rebuilding profitability in these products.

•                  The Company expects that the Crop Protection segment will report increased results in 2007 after experiencing lower sales volume in 2006 due to North American weather, competition in the miticides markets, economic pressures in Brazilian agricultural markets and unfavorable manufacturing variances related to production volume.

•                  The Company expects the Specialty Additives segment to reflect increased earnings in petroleum additives products, including Kaufman, throughout 2007, while earnings related to rubber chemicals to remain weak.

•                  The Company anticipates that the Consumer Products segment will experience increases to operating profit as the segment enters into its peak seasonal selling cycle in the second quarter of 2007.

•                  Annual increases for raw material and energy costs over 2006.

•                  Annual depreciation and amortization of approximately $220 million, which includes approximately $47 million of additional depreciation due to a change in the estimated useful life of assets related to several of the Company’s manufacturing facilities.

•                  Dividends of approximately $48 million, which reflects the annual dividend of twenty cents per share.

•                  The Company continues to focus on the divesture of non-core businesses and assets, which may cause a reduction in revenues, cost of products sold, depreciation and SG&A expenses. Negotiations for the divesture of non-core businesses requires concessions by both the buyer and seller on certain terms; therefore, the impact of these divestures can not be completely assessed until the negotiations are completed and the actual terms of the divestitures are final.

The Company continually focuses on reducing costs, acts on pricing in relation to costs and customer/market conditions and adjusts its asset portfolio in relation to the aforementioned circumstances in order to improve the Company’s gross profit and operating income margins. The Company is utilizing Six Sigma, Lean Manufacturing initiatives and outside consultants to assist in identifying and implementing process improvements and cost reductions.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 7A Quantitative and Qualitative Disclosures About Market Risk and the Derivative Instruments and Hedging Activities Note to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  Also refer to the Derivative Instruments and Hedging Activities footnote included in the notes to the consolidated financial statements (unaudited) included in this Form 10-Q.

The fair market value of long-term debt is subject to interest rate risk.  The Company’s long-term debt amounted to $1,302 million at March 31, 2007.  The fair market value of such debt as of March 31, 2007 was $1,295 million, which has been determined primarily based on quoted market prices.

The Company uses price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases.  These contracts are designated as hedges of a portion of the Company’s forecasted natural gas purchases for a rolling three-year period.  These contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based.  The differential paid or received as natural gas prices change is recognized as an adjustment to cost of products sold.  The fair value of the contracts at March 31, 2007, resulted in an unrealized loss of $0.4 million, which was recorded as a component of accumulated other comprehensive loss.  Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes.  A hypothetical ten percent increase in the cost of natural gas at March 31, 2007 would result in an increase in the fair market value of the outstanding derivatives of $6.0 million to an unrealized gain of $5.6 million; conversely, a hypothetical ten percent decrease in the cost of natural gas would result in a decrease in the fair market value of the outstanding derivatives of $6.0 million to an unrealized loss of $6.4 million.

There have been no other significant changes in market risk since December 31, 2006.

ITEM 4.  Controls and Procedures

(a)  Disclosure Controls and Procedures

As of March 31, 2007, the Company’s management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective as a result of an unremediated material weakness associated with not maintaining adequate resources relating to management’s oversight and review over income taxes and the capitalization, amortization, and impairment of certain intangible assets.

(b)  Changes in Internal Control Over Financial Reporting

During the course of the Company’s evaluation of internal controls over financial reporting at December 31, 2006, management identified that the Company did not maintain adequate resources in its accounting and tax functions; therefore, management’s oversight and review related to certain accounts and analysis was not timely or effective. This deficiency resulted in material misstatements in the Company’s preliminary 2006 income tax and patent and trademark accounts which were corrected prior to the filing of the Company’s December 31, 2006 Form 10-K.

The Company is currently evaluating its resource requirements to ensure the timely and effective review and management oversight over income tax accounts and the capitalization, amortization, and impairment of certain intangible assets.

Management is also in the process of implementing certain additional controls intended to prevent and detect the aforementioned potential misstatements. Beginning with the first quarter of 2007, the Company has implemented additional procedures that include strengthened review procedures over the tax accounts by the accounting department, and proper training and supervision within the legal and accounting departments over accounting for intangible assets. In addition, the Company is implementing new software to assist in the timely preparation and review of its tax accounts.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Antitrust Investigations

Rubber Chemicals

On May 27, 2004, the Company pled guilty to a one count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period from July 1995 to December 2001. The U.S. federal court imposed a fine of $50.0 million, payable in six annual installments, without interest, beginning in 2004. In light of the Company’s cooperation with the U.S. Department of Justice (the “DOJ”), the court did not impose any period of corporate probation.  On May 28, 2004, the Company pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Canadian federal court imposed a sentence requiring the Company to pay a fine of CDN $9.0 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid (in U.S. dollars) $2.3 million in 2004, $2.3 million in 2005, and $7.0 million in 2006 in cash, for the U.S. and Canadian fines. Remaining cash payments for the U.S. and Canadian fines are expected to equal (in U.S. dollars) approximately $11.6 million in 2007; $16.2 million in 2008; and $18.5 million in 2009. The Company had reserves related to these settlements of $43.0 million and $42.5 million at March 31, 2007 and December 31, 2006, respectively.

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

Civil Lawsuits

Except for those actions indicated as being subject to a settlement agreement, dismissed by the applicable court or as otherwise provided, the actions described below under “U.S. Civil Antitrust Actions” and “Canadian Civil Antitrust Actions” are in various procedural stages of litigation.  Although the actions described below have not had a material adverse impact on the Company, we cannot predict the outcome of any of those actions. The Company will seek cost-effective resolutions of the various pending and threatened legal proceedings against the Company; however, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the

Company’s financial condition, results of operations or cash flows.  The Company has established reserves for all direct and indirect purchaser claims as of March 31, 2007.

The Company reviews its reserves for civil lawsuits on a quarterly basis.  The Company also adjusts its reserves quarterly to reflect its current best estimates.  The Company increased its reserves during the first quarter of 2007 to reflect the increase in actual settlement offers and settlements in the direct and indirect purchaser lawsuits described below.

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

Remaining Direct and Indirect Purchaser Lawsuits. The Company, individually or together with its subsidiary Uniroyal, and other companies, continues to be or has become a defendant in certain direct and indirect purchaser lawsuits filed in federal courts during the period from May 2004 through January 2006 and in certain state court antitrust class action lawsuits filed in state courts during the period from October 2002 to January 2006 involving the sale of rubber chemicals, EPDM, polychloroprene, nitrile rubber, and urethanes and urethane chemicals.

The complaints in these actions (as further described below) principally allege that the defendants conspired to fix, raise, maintain or stabilize prices for rubber chemicals, EPDM, polychloroprene, nitrile rubber, or urethanes and urethane chemicals, as applicable, sold in the United States in violation of Section 1 of the Sherman Act or in violation of certain antitrust statutes and consumer protection and unfair or deceptive practices laws of the relevant jurisdictions and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities. With respect to the complaints relating to the sale of polychloroprene (as further described below), although the Company does not sell or market polychloroprene, the complaints allege that the Company and producers of polychloroprene conspired to raise prices with respect to polychloroprene and the other products included in the complaint collectively in one conspiracy.  In each of the foregoing actions, the plaintiffs seek, among other things, treble damages of unspecified amounts, costs (including attorneys’ fees) and injunctive relief preventing further violations or the improper conduct alleged in the complaint.

Rubber Chemicals. The Company has entered into a settlement agreement in the direct federal rubber chemical cases previously subject to the Global Settlement Agreement. In anticipation of this settlement, $36.7 million was added to already existing rubber chemicals reserves in 2006. In October 2006, the $51.0 million was paid into an escrow account and recorded as a deposit included in other current assets on the Company’s consolidated balance sheet at December 31, 2006.  The $51.0 million settlement was paid to the claimant in the first quarter of 2007.  Accordingly, the Company reduced its reserve and deposit by $51.0 million during the first quarter of 2007.  This agreement, when combined with settlements with other entities, means that Chemtura has now resolved over 95 percent of its exposure for United States direct purchaser rubber chemicals claims.

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

The Company and certain of its subsidiaries also remain defendants in eleven pending indirect putative class action lawsuits for alleged violations of state law with respect to EPDM filed in state courts in California, Florida, Iowa, Kansas, Nebraska, New Mexico, New York, North Carolina and Pennsylvania between April 2004 and February 2005.  Four of these lawsuits are multi-product lawsuits and are described under the heading “Multi-Product Lawsuits” below.  The Company has entered into a settlement agreement resolving claims with respect to one lawsuit filed in Vermont.

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

With respect to Urethanes, the Company remains a defendant in sixteen pending indirect putative class action lawsuits for alleged violations of state law filed in California, Florida, Massachusetts, New York, Pennsylvania and Tennessee, between March 2004 and February 2005.  Four of these lawsuits are multi-product lawsuits and are described under the heading “Multi-Product Lawsuits” below.

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

The second lawsuit was filed on February 10, 2005 in Massachusetts state court. This lawsuit was subsequently removed to the United States District Court, District of Massachusetts.  The claims in this lawsuit relate to purchases of any product containing rubber and urethane products, defined to include EPDM, nitrile rubber, urethanes.  The Company’s motion to dismiss this case has been denied by the court and the Company plans to appeal this dismissal.

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

At March 31, 2007 and December 31, 2006, the Company had remaining reserves of $32.9 million and $102.5 million, respectively, included in accrued expenses on its consolidated balance sheets relating to the remaining U.S. direct and indirect purchaser lawsuits, the federal securities class action lawsuit described under “Federal Securities Class Action” below and the shareholder derivative lawsuit described under “Shareholder Derivative Lawsuit” below.  These reserves cover all direct and indirect purchaser antitrust claims in the rubber, EPDM, urethanes and nitrile rubber civil cases.  The Company periodically reviews its accruals as additional information becomes available, and may adjust its accruals based on later occurring events.

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

At March 31, 2007, the Company had no remaining reserves relating to the direct and indirect purchaser lawsuits for Canadian matters.

The reserve activity for antitrust related litigation is summarized as follows:

Governmental Reserves:
(In thousands)	U.S. DOJ Fines	Canada Federal Fines	Total U.S and Canada Fines	European Commission
Balance January 1, 2006	$40,645	$6,150	$46,795	$16,051
2006 Antitrust costs, excluding legal fees	—	72	72	—
Payments	(6,000)	(961)	(6,961)	(16,548)
Accretion - Interest	2,184	352	2,536	—
Foreign currency translation	—	62	62	497
Balance December 31, 2006	36,829	5,675	42,504	$—
Accretion - Interest	512	83	595
Foreign currency translation	—	(54)	(54)
Balance March 31, 2007	$37,341	$5,704	$43,045

Civil Case Reserves:
(In thousands)	U.S. Civil and Securities Matters	Canada Civil Matters	Total U.S. and Canada Civil Matters
Balance January 1, 2006	$51,411	$6,154	$57,565
2006 Antitrust costs, excluding legal fees	81,065	(2,578)	78,487
Payments	(30,000)	(3,792)	(33,792)
Foreign currency translation	—	216	216
Balance December 31, 2006	102,476	$—	102,476
2007 Antitrust costs, excluding legal fees	11,260		11,260
Payments	(80,792)		(80,792)
Balance March 31, 2007	$32,944		$32,944

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

Shareholder Derivative Lawsuit

Certain current directors and one former director and officer of the Company (the “Individual Defendants”) are defendants in a shareholder derivative lawsuit filed on August 25, 2003 in Connecticut state court, nominally brought on behalf of the Company. The Company is a nominal defendant in the lawsuit. The plaintiff filed an amended complaint on November 19, 2004. The amended complaint principally alleges that the Individual Defendants breached their fiduciary duties by causing or allowing the Company to issue false and misleading financial statements by inflating financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy. The plaintiff contends that this wrongful conduct caused the Company’s financial results to be inflated, cost the Company its credibility in the marketplace and market share, and has and will continue to cost the Company millions of dollars in investigative and legal fees. The plaintiff seeks, among other things, compensatory and punitive damages against the director defendants in unspecified amounts, prejudgment interest, and attorneys’ fees and costs. The Company filed a motion to strike all counts of the complaint on January 12, 2005 for failure to allege adequately that a pre-lawsuit demand on the Company’s Board of Directors by the plaintiff would have been futile and was thus excused.  This motion was subsequently denied by the court.  Discovery in this lawsuit has been stayed by the United States District Court, District of Connecticut, pending resolution of the motion to dismiss filed by Company and the Crompton Individual Defendants in the related consolidated securities class action lawsuit described above under “Federal Securities Class Action.”

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

ENVIRONMENTAL AND OTHER MATTERS

Environmental Matters

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts.  For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operation and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes that such costs are estimable.  The total amount accrued for such environmental liabilities at March 31 2007, was $120.7 million.  The Company estimates the determinable environmental liability to range from $120 million to $160 million at March 31, 2007.  The Company’s reserves include estimates for determinable clean-up costs. During the first quarter of 2007, the Company recorded a pre-tax charge of $1.4 million to increase its environmental liabilities and made payments of $6.3 million for clean-up costs, which reduced its environmental liabilities.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed the Company’s present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations and cash flows. It is reasonably possible that the Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

The Company and some of its subsidiaries have been identified by federal, state or local governmental agencies, and by other potentially responsible parties (a “PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States.  Because these regulations have been construed to authorize joint and several liabilities, the EPA could seek to recover all costs involving a waste disposal site from any one of the PRPs for such site, including the Company, despite the involvement of other PRPs.  In many cases, the Company is one of several hundred PRPs so identified.  In a few instances, the Company is one of only a handful of PRPs, and at one site the Company is the only PRP performing investigation and remediation.  Where other financially responsible PRPs are involved, the Company expects that any ultimate liability resulting from such matters will be apportioned between the Company and such other parties.  In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.

Scarborough  — The Ontario Ministry of the Environment has brought an action against Chemtura Co./Cie in connection with a 2004 release of naphtha sulfonic acid at Chemtura Co./Cie’s Scarborough, Ontario, Canada facility.  Chemtura Co./Cie has agreed to pay a penalty in the amount of CDN $112,500 (approximately U.S. $97,000) to settle this matter.

Legal Proceedings

Vertac — Reference is made to Item 3 (Legal Proceedings) contained in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, for information relating to the Vertac litigation.  On April 22, 2007, the Supreme Court of the United States denied petitions for writs of certiorari filed by Uniroyal Chemical Co./Cie and Hercules Incorporated.  This decision lets stand prior rulings under which Uniroyal Chemical Co./Cie has liability to the United States for approximately $2.9 million and liability to Hercules Incorporated for approximately $0.7 million.

Albemarle Corporation — Reference is made to Item 3 (Legal Proceedings) contained in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, for information relating to the Albemarle Corporation litigation.  A hearing on claim construction took place in March 2007, on the two complaints filed by Albemarle Corporation in the United States District Court for the Middle District of Louisiana alleging that the Company infringed three process patents held by Albemarle Corporation relating to bromine vacuum tower technology, and the other alleging that the Company infringed or contributed to or induced the infringement of a patent relating to the use of decabromodiphenyl ethane as a flame retardant in thermoplastics.  The cases were previously consolidated.

Each quarter the Company evaluates and reviews pending claims and litigation to determine appropriate reserve amounts.  As of March 31, 2007, the Company’s accrual for probable loss in the aforementioned legal proceeding cases is immaterial.  In addition, the related receivable to reflect probable insurance recoveries is also immaterial.

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

ITEM 1A. Risk Factors

The Company’s risk factors have been described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  There have been no significant changes in the Company’s risk factors during the first three months of 2007.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on April 25, 2007.

Proxies for the Annual Meeting of Stockholders were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended.

Stockholders were asked to elect three members to the Company’s Board of Directors to serve a term expiring in 2008.  There was no solicitation in opposition to the nominees for the Board of Directors and such nominees were elected.  The results of the voting are as follows:

NAME	FOR	WITHHELD
Martin M. Hale	227,177,275	7,146,914
C. A. (Lance) Piccolo	219,659,373	14,664,816
Bruce F. Wesson	207,420,973	26,903,216

There were no broker non-votes.

ITEM 6.  Exhibits

The following documents are filed as part of this report:

Number	Description

3(ii)	By-laws of the Registrant (filed herewith).

10.1	Chemtura Corporation 2007 Management Incentive Plan, effective March 28, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s March 29, 2007 Form 8-K).

10.2	Chemtura Corporation 2007-2009 Long-Term Incentive Program, effective March 28, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s March 29, 2007 Form 8-K).

10.3	Chemtura Corporation Executive and Key Employee Severance Plan, as amended, effective as of April 15, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s April 26, 2007 Form 8-K).

31.1	Certification of Periodic Report by Chemtura Corporation’s Chief Executive Officer (Section 302) (filed herewith).

31.2	Certification of Periodic Report by Chemtura Corporation’s Chief Financial Officer (Section 302) (filed herewith).

32.1	Certification of Periodic Report by Chemtura Corporation’s Chief Executive Officer (Section 906) (filed herewith).

32.2	Certification of Periodic Report by Chemtura Corporation’s Chief Financial Officer (Section 906) (filed herewith).

CHEMTURA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMTURA CORPORATION
(Registrant)

Date: May 10, 2007	/s/ Kevin V. Mahoney
Name: Kevin V. Mahoney
Title: Senior Vice President and Corporate
Controller

Date: May 10, 2007	/s/ Barry J. Shainman
Name: Barry J. Shainman
Title: Vice President and Secretary