Form 10-Q
period 2007-06-30
Chemtura CORP
filed 2007-08-09
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

The number of shares of common stock outstanding as of the latest practicable date is as follows:

Class	Number of shares outstanding at June 30, 2007
Common Stock - $.01 par value	241,595,877

CHEMTURA CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2007

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements and Accompanying Notes

CHEMTURA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
Quarter and Six months ended June 30, 2007 and 2006
(In millions, except per share data)

	Quarter ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Net sales	$1,059	$971	$1,968	$1,842

Cost of products sold	793	713	1,488	1,349
Selling, general and administrative	114	98	217	199
Depreciation and amortization	71	44	134	94
Research and development	15	18	32	32
Facility closures, severance and related costs	22	(3)	25	(3)
Antitrust costs	18	32	30	45
Merger costs	—	5	—	15
Loss on sale of assets and business	15	12	15	12
Impairment of long-lived assets	7	6	7	6
Equity income	(1)	(1)	(1)	(1)
Operating profit	5	47	21	94
Interest expense	23	29	46	58
Loss on early extinguishment of debt	—	20	—	20
Other expense (income), net	6	(3)	5	(2)

(Loss) earnings from continuing operations before income taxes	(24)	1	(30)	18
Income tax expense	6	4	18	10

(Loss) earnings from continuing operations	(30)	(3)	(48)	8
Earnings from discontinued operations	3	4	6	6
Gain on sale of discontinued operations	25	—	27	—
Net (loss) earnings	$(2)	$1	$(15)	$14

Basic (loss) earnings per common share:
(Loss) earnings from continuing operations	$(0.12)	$(0.02)	$(0.20)	$0.03
Earnings from discontinued operations	0.01	0.02	0.03	0.03
Gain on sale of discontinued operations	0.10	—	0.11	—
Net (loss) earnings	$(0.01)	$—	$(0.06)	$0.06

Diluted (loss) earnings per common share:
(Loss) earnings from continuing operations	$(0.12)	$(0.02)	$(0.20)	$0.03
Earnings from discontinued operations	0.01	0.02	0.03	0.03
Gain on sale of discontinued operations	0.10	—	0.11	—
Net (loss) earnings	$(0.01)	$—	$(0.06)	$0.06

Dividends per common share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2007 (Unaudited) and December 31, 2006
(In millions, except per share data)

	June 30,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$76	$95
Accounts receivable	453	342
Inventories	684	660
Other current assets	214	288
Total current assets	1,427	1,385

NON-CURRENT ASSETS
Property, plant and equipment	1,077	1,147
Cost in excess of acquired net assets	1,261	1,177
Intangible assets, net	596	551
Other assets	134	139

	$4,495	$4,399

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term borrowings	$81	$48
Accounts payable	337	285
Accrued expenses	394	461
Income taxes payable	30	94
Total current liabilities	842	888

NON-CURRENT LIABILITIES
Long-term debt	1,062	1,063
Pension and post-retirement health care liabilities	437	440
Other liabilities	430	329

STOCKHOLDERS’ EQUITY
Common stock - $0.01 per value
Authorized - 500.0 shares
Issued - 253.1 shares at June 30, 2007 and 252.3 shares at December 31, 2006	3	3
Additional paid-in capital	3,019	3,005
Accumulated deficit	(1,167)	(1,128)
Accumulated other comprehensive income (loss)	36	(34)
Treasury stock at cost - 11.5 shares	(167)	(167)
Total stockholders’ equity	1,724	1,679

	$4,495	$4,399

See accompanying notes to consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 30, 2007 and 2006
(In millions)

	Six months ended June 30,
Increase (decrease) in cash	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(15)	$14
Adjustments to reconcile net (loss) earnings to net cash provided by operations:
Loss on sale of assets and business	15	12
Gain on sale of discontinued operations	(27)	—
Impairment of long-lived assets	7	6
Loss on early extinguishment of debt	—	20
Depreciation and amortization	138	97
Stock-based compensation expense	5	7
Equity income	(1)	(3)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(127)	(108)
Accounts receivable - securitization	27	252
Inventories	(13)	(22)
Accounts payable	38	—
Pension and post-retirement health care liabilities	(6)	(52)
Other	6	(52)
Net cash provided by operations	47	171

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	132	117
Payments for acquisitions, net of cash acquired	(164)	(7)
Merger transaction costs paid	—	(8)
Capital expenditures	(46)	(48)
Net cash (used in) provided by investing activities	(78)	54

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on credit facility	—	(389)
Proceeds from long-term borrowings	—	497
Payments on long term borrowings	—	(165)
Proceeds from (payments on) short-term borrowings	31	(48)
Premium paid on early extinguishment of debt	—	(16)
Payments for debt issuance costs	—	(5)
Dividends paid	(24)	(24)
Repayment of life insurance policy loan	—	(10)
Proceeds from exercise of stock options	4	3
Other financing activities	—	(2)
Net cash provided by (used in) financing activities	11	(159)

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	1	4
Change in cash and cash equivalents	(19)	70
Cash and cash equivalents at beginning of period	95	139
Cash and cash equivalents at end of period	$76	$209

See accompanying notes to consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Presentation of Consolidated Financial Statements

The information in the foregoing consolidated financial statements for the quarter and six months ended June 30, 2007 and June 30, 2006 is unaudited, but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.  All such adjustments are of a normal recurring nature, except as otherwise disclosed in the accompanying notes to the consolidated financial statements.

The foregoing consolidated financial statements include the accounts of Chemtura Corporation and its wholly-owned and majority-owned subsidiaries that it controls, collectively referred to as “the Company.”  Other affiliates in which the Company has a 20% to 50% ownership interest or a non-controlling majority interest are accounted for in accordance with the equity method.  Other investments in which the Company has less than 20% ownership are recorded at cost.  All significant intercompany balances and transactions have been eliminated.

Certain financial information included in the annual financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q.  Certain reclassifications have been made to prior period financial information to conform to the current period presentation.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2006 Annual Report on Form 10-K.  The consolidated results of operations for the quarter and six months ended June 30, 2007 are not necessarily indicative of the results expected for the full year.

Accounting Policies

Operating Costs and Expenses

Cost of products sold includes all costs incurred in manufacturing products, including raw materials, direct manufacturing costs and manufacturing overhead.  Cost of products sold also includes warehousing, distribution, engineering, purchasing, customer service, environmental, health and safety functions, and shipping and handling costs for outbound product shipments.  Selling, general and administrative expense (SG&A) includes costs and expenses related to the following functions and activities: selling, advertising, information technology, legal, provision for doubtful accounts, corporate facilities and corporate administration.  SG&A also includes accounting, finance and human resources, excluding direct support in manufacturing operations, which is included as cost of products sold.  Research and development expenses (R&D) are expensed as incurred.  Costs of products sold, SG&A and R&D expenses exclude depreciation and amortization expenses, which are presented on a separate line in the consolidated statements of operations.

Other expense (income), net

The following table is a summary of items included in other expense (income), net in the consolidated statements of operations for all periods presented.

	Quarter ended June 30,		Six months ended June 30,
(In millions)	2007	2006	2007	2006
Cost of securitization programs and other accounts receivable financing	$5	$5	$11	$7
Foreign exchange gain	—	—	(6)	(1)
Interest income	(2)	(5)	(3)	(7)
Minority interest	3	1	2	3
Equity income – Davis Standard LLC	—	(3)	—	(3)
Other items, individually less than $1	—	(1)	1	(1)
Other expense (income), net	$6	$(3)	$5	$(2)

Other Items

Cash and cash equivalents include bank term deposits with original maturities of three months or less.  Included in cash and cash equivalents in the Company’s consolidated balance sheets at June 30, 2007 and December 31, 2006 is $1 million of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.

Included in accounts receivable are allowances for doubtful accounts of $37 million and $32 million at June 30, 2007 and December 31, 2006, respectively.

During the first six months of 2007 and 2006, the Company made interest payments of approximately $45 million and $52 million, respectively.  During the first six months of 2007 and 2006, the Company made payments for income taxes (net of refunds) of $28 million and $40 million, respectively.

Discontinued operations in the second quarter of 2007 reflects the gain of $25 million (net of $13 million of tax) and earnings of $3 million (net of $2 million of tax) related to the divestiture of the Company’s EPDM business, commonly known as “crackless rubber.”  Discontinued operations for the second quarter of 2006 includes EPDM earnings of $4 million (net of $2 million of tax).

Discontinued operations in the six months ended June 30, 2007 reflect the gain of $25 million (net of $13 million of tax) and earnings of $6 million (net of $2 million of tax) related to the divestiture of the Company’s EPDM business and a gain of $2 million (net of $1 million of tax) arising from additional contingent earn-out proceeds related to the OrganoSilicones business sold in 2003.  Discontinued operations for the six months ended June 30, 2006 includes EPDM earnings of $6 million (net of $3 million of tax).

ACCOUNTING DEVELOPMENTS

Implemented in 2007

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.”  Statement No. 156 provides additional guidance for initially recognizing servicing assets and liabilities at fair value, if practical, and is effective for fiscal years beginning after September 15, 2006.  The adoption of Statement No. 156 did not have a material impact on the Company’s consolidated results of operations for the six months ended June 30, 2007 and financial position as of June 30, 2007.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. See Note 10, “Income Taxes” for information relating to implementation of this interpretation.

Future Implementation

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of Statement No. 157 are effective as of the beginning of the Company’s 2008 fiscal year.  The Company is assessing the impact of adopting Statement No. 157 on its financial position and results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  The provisions of Statement No. 159 are effective as of the beginning of the Company’s 2008 fiscal year.  The Company is currently assessing the impact on its financial position and its results of operations.

2) COMPREHENSIVE INCOME (LOSS)

An analysis of the Company’s comprehensive income (loss) follows:

	Quarter ended June 30,		Six months ended June 30,
(In millions)	2007	2006	2007	2006
Net (loss) earnings	$(2)	$1	$(15)	$14
Other comprehensive income
Foreign currency translation adjustments	59	38	61	56
Unrecognized pension and other post-retirement benefit costs (net of tax)	2	—	3	—
Change in fair value of derivatives (net of tax)	—	(2)	6	(10)
Comprehensive income	$59	$37	$55	$60

The components of accumulated other comprehensive income (loss) at June 30, 2007 and December 31, 2006 are as follows:

	June 30,	December 31,
(In millions)	2007	2006
Foreign currency translation adjustment	$168	$107
Unrecognized pension and other post-retirement benefit costs (net of tax)	(131)	(134)
Fair value of derivatives (net of tax)	(1)	(7)
Accumulated other comprehensive income (loss)	$36	$(34)

Reclassifications from other comprehensive income (loss) to earnings related to the Company’s natural gas price swap contracts aggregated to $4 million pre-tax loss and $3 million pre-tax gain during the quarters ended June 30, 2007 and 2006, respectively, and $8 million pre-tax loss and $6 million pre-tax gain during the six months ended June 30, 2007 and 2006, respectively.

3) RESTRUCTURING ACTIVITIES

The Company has commenced a world-wide restructuring program to improve performance and growth which is comprised of several components:

•                  On April 4, 2007, the Company announced the realignment of its business segments, streamlining of the organization, reevaluation of its manufacturing footprint and the redirection of efforts to focus on end-use markets.  In June 2007, the Company approved several locations for closure and is continuing to evaluate additional locations.  As of June 30, 2007, the Company identified approximately 600 position reductions and recorded a pre-tax charge for severance of $20 million to facility closures, severance and related costs in the consolidated statement of operations in the second quarter of 2007 related to these actions.  The Company had recorded a pre-tax charge of $2 million for severance related to these actions in the first quarter of 2007.  The Company is continuing to evaluate its workforce and operating facilities and additional restructuring charges may result.

•                  On June 4, 2007, the Company formally announced its plan to close the antioxidant facilities at Pedrengo and Ravenna, Italy, and two intermediate chemical product lines at Catenoy, France.  The actions, which are in addition to the restructuring plan announced on April 4, 2007, impact approximately 190 employees.  The Company recorded pre-tax charges of $32 million during the second quarter of 2007 ($5 million for severance was recorded to facility closures, severance and related costs; $21 million of accelerated depreciation was recorded to depreciation and amortization expense; $2 million accelerated asset retirement obligations was recognized in cost of products sold; and a $4 million asset impairment charge was recorded to impairment of long-lived assets).

Additionally, as of December 31, 2006, the Company had accrued $7 million for 2006 programs and $12 million related to 2004 and previous years programs for charges related to facility closures and employee reductions at several of its manufacturing and research and development facilities around the world, as well as amounts unrecoverable under future lease commitments at its Tarrytown, NY facility.  During the second quarter of 2007, the Company reversed $3 million of reserve related to its Tarrytown, NY facility due to the sublet of space at that location.

A summary of all charges for the Company’s cost savings and restructuring programs are as follows:

(In millions)	Severance and Related Costs	Other Facility Closure Costs	Total
Balance at January 1, 2007	$9	$10	$19
2007 charges	27	(3)	24
Cash payments	(4)	(1)	(5)
Balance at June 30, 2007	$32	$6	$38

At June 30, 2007, $36 million of the above reserves was included in accrued expenses and $2 million was included in other liabilities on the consolidated balance sheet.  At December 31, 2006, $13 million was included in accrued expenses and $6 million was included in other liabilities.

4) ACQUISITIONS AND DIVESTITURES

EPDM Divestiture

On June 29, 2007, the Company completed the sale of its EPDM business, the Celogen® foaming agents product line related to rubber chemicals, and its Geismar, Louisiana facilities to Lion Copolymer, LLC, an affiliate of Lion Chemical Capital, LLC (“Lion”) for cash proceeds of $137 million, plus $16 million in promissory notes payable in seven biweekly installments starting on July 5, 2007.  All scheduled payments have been received as of July 31, 2007.  The Company reported a net of tax gain of $10 million ($25 million related to the sale of the EPDM business in discontinued operations and a loss of $15 million related to the sale of foaming agents in continuing operations).  The Company utilized the cash proceeds to reduce debt.  The assets sold include $23 million in accounts receivable, $35 million in inventories and $63 million of assets at the Company’s manufacturing facilities.

Net sales, pre-tax earnings and earnings from discontinued operations for 2007 and 2006 are as follows:

	Quarter ended June 30,		Six months ended June 30,
(In millions)	2007	2006	2007	2006
Net sales	$50	$46	$96	$91

Pre-tax earnings from discontinued operations	$5	$6	$8	$9
Income tax expense	(2)	(2)	(2)	(3)
Earnings from discontinued operations	$3	$4	$6	$6

In connection with this sale, the Company and Lion entered into certain transitional service and supply agreements for periods initially ranging from 90 days to six months.  Such agreements may be extended at the mutual consent of both parties.  At June 30, 2007, the Company does not have any continuing involvement in the EPDM business.  The Company continues to manufacture and market its remaining rubber chemicals product lines.

Kaufman Acquisition

On January 31, 2007, the Company completed the acquisition of the stock of Kaufman Holdings Corporation (“Kaufman”) for $160 million plus an additional $4 million for working capital adjustments.  Additionally, a deferred payment of $5 million will be paid to the sellers on the second anniversary of the closing date, subject to any indemnification claims.

The acquired assets and assumed liabilities have been recorded at their fair value and the excess cost of the acquired net assets over their fair value has been recorded as goodwill.  The total purchase price has been allocated to the acquired net tangible and intangible assets and assumed liabilities based upon valuations and estimates of fair value.  The valuations and estimates utilized to determine the purchase price allocation are preliminary and subject to change.  The purchase price has been allocated as follows:

In millions
Net working capital	$46
Property, plant and equipment	42
Cost in excess of acquired net assets	60
Intangibles, net	58
Other assets	2
Other long term liabilities	(39)

Total purchase price	$169

Kaufman reported net sales of $205 million in 2006.  The Kaufman acquisition complements the Company’s existing Performance Specialties segment offering related products in key customer areas, providing the opportunity to strengthen alliances with major suppliers, and offering potential distribution synergies.

Marshall

On July 31, 2007, the Company completed the sale of its organic peroxides business located at the Company’s Marshall, Texas facility.  As a result, the Company recorded a pre-tax asset impairment charge of $4 million in the quarter ended June 30, 2007, to reduce the carrying value of the property, plant and equipment to be sold to its estimated fair value.

OrganoSilicones Divestiture

During the first quarter of 2007, the Company recorded a gain on sale of discontinued operations of $2 million (net of income taxes of $1 million) arising from the final settlement of additional contingent earn-out proceeds related to the 2003 sale of the OrganoSilicones business.

5) ACCOUNTS RECEIVABLE PROGRAMS

The Company has a domestic accounts receivable securitization program to provide funding for up to $275 million of domestic receivables to agent banks.  Accounts receivable sold under this program were $155 million and $141 million as of June 30, 2007 and December 31, 2006, respectively.  Under the domestic program, certain subsidiaries of the Company sell their accounts receivable to a special purpose entity (SPE) that has been created for the purpose of acquiring such receivables and selling an undivided interest therein to agent banks.  In accordance with the domestic sale agreement, the agent banks purchase an undivided ownership interest in the accounts receivable owned by the SPE.   The amount of such undivided ownership interest will vary based on the level of eligible accounts receivable as defined in the agreement.  In addition, the agent banks retain a security interest in all the receivables owned by the SPE, which was $234 million and $143 million as of June 30, 2007 and December 31, 2006, respectively.  The balance of the unsold receivables owned by the SPE is included in the Company’s accounts receivable balance on the consolidated balance sheet.

In addition, the Company’s European subsidiaries have a separate program to sell up to approximately $175 million of their eligible accounts receivable to an agent bank as of June 30, 2007. International accounts receivable sold under this program were $151 million and $139 million as of June 30, 2007 and December 31, 2006, respectively.   Under the international program, certain foreign subsidiaries of the Company sell eligible accounts receivable directly to an agent bank.

The total costs associated with these programs of $5 million and $4 million for the quarters ended June 30, 2007 and 2006, respectively, and $11 million and $6 million for the six months ended June 30, 2007 and 2006, respectively, are included in other expense (income), net in the consolidated statements of operations.  During the period, the Company had an obligation to service the accounts receivable sold under its domestic and international programs. The Company has treated the transfer of receivables under its domestic and international receivable programs as a sale of accounts receivable.

6) INVENTORIES

Components of inventories are as follows:

	June 30,	December 31,
(In millions)	2007	2006
Finished goods	$467	$457
Work in process	32	37
Raw materials and supplies	185	166
	$684	$660

Included in the net inventory balances are inventory obsolescence reserves of approximately $54 million and $53 million at June 30, 2007 and December 31, 2006, respectively.

7) PROPERTY, PLANT AND EQUIPMENT

	June 30,	December 31,
(In millions)	2007	2006
Land and improvements	$95	$76
Buildings and improvements	304	308
Machinery and equipment	1,297	1,528
Information systems equipment	137	164
Furniture, fixtures and other	41	47
Construction in progress	71	84
	1,945	2,207
Less accumulated depreciation	868	1,060
	$1,077	$1,147

Depreciation expense from continuing operations amounted to $61 million and $34 million for the quarters ended June 30, 2007 and 2006, respectively, and $115 million and $72 million for the six months ended June 30, 2007 and 2006, respectively.  Depreciation expense from continuing operations includes accelerated depreciation due to the change in useful life of certain fixed assets at several of the Company’s manufacturing facilities associated with the Company’s restructuring programs of $22 million and $3 million for the quarters ended June 30, 2007 and 2006, respectively, and $36 million and $6 million for the six months ended June 30, 2007 and 2006, respectively.

8) GOODWILL AND INTANGIBLE ASSETS

Goodwill by reportable segment is as follows:

The increase in goodwill since December 31, 2006 is primarily due to the acquisition of Kaufman on January 31, 2007, partially offset by the implementation of FIN 48 (see Note 10, “Income Taxes”) and a pre-merger tax adjustment to reverse a valuation allowance related to entities acquired in the Great Lakes acquisition.

(In millions)	December 31, 2006	Kaufman Acquisition	Adoption of FIN 48	Great Lakes Acquisition Tax Adjustment	Sale of EPDM	Foreign Currency Translation	June 30, 2007
Polymer Additives	$458	$—	$(3)	$(1)	$—	$11	$465
Performance Specialties	104	60	—	—	—	1	165
Consumer Products	554	—	(5)	(1)	—	23	571
Crop Protection	57	—	—	—	—	—	57
Other	4	—	—	—	(2)	1	3
	$1,177	$60	$(8)	$(2)	$(2)	$36	$1,261

The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units in accordance with Statement No. 142, “Goodwill and Other Intangible Assets” as of July 31, or sooner, if events occur or circumstances change that could reduce the value of a reporting unit below its carrying value.

The Company’s intangible assets (excluding goodwill) are comprised of the following:

	June 30, 2007		December 31, 2006
(In millions)	Gross Cost	Accumulated Amortization	Gross Cost	Accumulated Amortization
Patents	$144	$(40)	$141	$(37)
Trademarks	322	(58)	311	(50)
Customer relationships	162	(25)	140	(20)
Production rights	45	(9)	45	(6)
Other	90	(35)	60	(33)
	$763	$(167)	$697	$(146)

The increase in intangible assets since December 31, 2006 is primarily due to the acquisition of Kaufman on January 31, 2007.

Amortization expense from continuing operations related to intangible assets (excluding investments in unconsolidated affiliates) amounted to $10 million for the quarters ended June 30, 2007 and 2006, and $19 million for the six months ended June 30, 2007 and 2006.

9) INDEBTEDNESS

The Company has an available credit facility of $750 million.  There were no borrowings under the credit facility at June 30, 2007 and at December 31, 2006.

In February 2007, amendments were made to the interest coverage ratio and leverage ratio for the quarterly periods March 31, 2007 through September 30, 2007.  In May 2007, further amendments were made to the Credit Agreement, after the rating agency downgrade, to permit the sale of certain non-core businesses. On July 31, 2007, the Company entered into an amendment to its Credit Agreement that generally increased covenant levels for a series of events including: accounts receivable securitization; liens; investments; asset sales and the debt ceiling before security is required to be granted. The Company was in compliance with the covenants of its various debt agreements at June 30, 2007 and anticipates compliance in the future.

As a result of the May 2007 rating agency downgrade of the long-term senior unsecured debt to Ba2 by Moody’s Investors Services, the Company and the Domestic Subsidiary Guarantors were required to provide security interest in the stock of their first tier subsidiaries and other equity interests (limited to 66% of the voting stock of first-tier foreign subsidiaries) pursuant to a covenant in the Company’s credit facility.  Additionally, under the terms of the indentures for the 7% Notes due 2009, 6.875% Notes due 2016 and the 6.875% Debentures (the “Notes”), the Company would be required to grant security interest in assets on an equal and ratable basis if certain secured debt thresholds are exceeded.  The Company amended its Pledge Agreement, dated July 31, 2007, such that no borrowings under the Credit Facility would require that these Notes become secured. The Company’s credit rating at June 30, 2007 is BB+ (Stable) by Standard and Poors and Ba2 (Stable) by Moody’s Investors Services, Inc.

10) INCOME TAXES

The Company reported income tax expense from continuing operations for the quarters ended June 30, 2007 and June 30, 2006 of $6 million and $4 million, respectively and the six months ended June 30, 2007 and June 30, 2006 of $18 million and $10 million, respectively.  The Company has established a valuation allowance against the tax benefits associated with the Company’s year to date U.S. net operating loss.  The Company will continue to adjust its tax provision rate through the establishment, or release, of the non-cash valuation allowance attributable to currently generated U.S. pre-tax losses until such time as the U.S. operations have evidenced the ability to consistently generate income such that in future years the Company can expect that the deferred tax assets can be utilized on a more likely than not basis.  The Company also provides a valuation allowance against its pre-tax losses in numerous countries including Switzerland, Spain, Canada, Germany and Argentina.

The Company adopted the provisions of FIN 48 on January 1, 2007.  The total amount of unrecognized tax benefits as of the date of adoption was $60 million.  As a result of the implementation of FIN 48, the Company recognized a $2 million decrease in the income taxes payable liability for unrecognized tax benefits which was accounted for as follows:

(In millions)
Increase in non-current deferred tax assets	$6
Decrease in goodwill	8
Decrease in income taxes payable	$2

Included in the balance of unrecognized tax benefits at January 1, 2007 are $44 million of tax benefits that, if recognized, would affect the effective tax rate.  Also included in the balance of unrecognized tax benefits at January 1, 2007 is  $16 million of tax benefits that, if recognized, would result in a decrease to goodwill recorded in purchase business combinations.

As of June 30, 2007, the amount of unrecognized tax benefits was $68 million. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $52 million.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in its provision for income tax expense.  Upon adoption of FIN 48, the Company had accrued interest and penalties related to unrecognized tax benefits of $4 million.

In January 2006, the Internal Revenue Service completed an examination of the Company’s corporate income tax returns for tax years 2002 and 2003.  The Company challenged two adjustments from the final Revenue Agent’s Report and requested a review at the Internal Revenue Service Appellate level.  These issues were resolved at Appeals in December 2006 and the Company is awaiting final approval at the Joint Committee on Taxation.  Accordingly, the US federal statute of limitations remains open for the year 2002 onward.  Examinations are currently in process with the Internal Revenue Service for tax years 2004 and 2005.

In June 2007, the Company agreed to the Revenue Agent’s Report resulting from the completed Internal Revenue Service examination of the corporate income tax returns for Great Lakes Chemical Company for tax years 2003 and 2004.   The Company had adequate reserves to cover the examination results.

Foreign and United States jurisdictions have statutes of limitations generally ranging from 3 to 5 years.  The Company has a number of state, local and foreign examinations currently in process.  Major foreign examinations in process include Belgium (2004 onward), Canada (2001 onward) and the United Kingdom (2004 onward). The Company considered the uncertain positions associated with the examinations in process during the implementation of FIN 48.

The Company expects that the amount of unrecognized tax benefits will continue to change in the next twelve months as a result of ongoing tax deductions, the outcomes of audits and the passing of the statute of limitations, but that these changes are not expected to have a significant impact on the results of operations or the financial position of the Company.

11) EARNINGS PER COMMON SHARE

The computation of basic earnings per common share is based on the weighted average number of common shares outstanding.  The computation of diluted earnings per common share is based on the weighted average number of common and common equivalent shares outstanding.   The computation of diluted earnings per common share equals the basic earnings per common share for the quarters ended June 30, 2007 and 2006, and six months ended June 30, 2007 since the common stock equivalents were antidilutive. Common stock equivalents amounted to 0.8 million shares for the quarters ended June 30, 2007 and 2006, respectively, and 1.0 million shares for the six months ended June 30, 2007.

The following is a reconciliation of the shares used in the computations:

	Quarter ended June 30,		Six months ended June 30,
(In millions)	2007	2006	2007	2006
Weighted average common shares outstanding	241.4	240.5	241.2	240.3
Effect of dilutive stock options and other equivalents	—	—	—	1.0
Weighted average common shares adjusted for dilution	241.4	240.5	241.2	241.3

The Company’s outstanding stock options of 8.0 million and 9.9 million at June 30, 2007 and 2006, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the Company’s common stock, and therefore, the inclusion would have been antidilutive.  These options could be dilutive if the average share price increases and is greater than the exercise price of these options.  The Company’s performance-based restricted shares of 1.6 million and 1.5 million at June 30, 2007 and 2006, respectively, were also excluded from the calculation of diluted earnings per share because the specified performance criteria for the vesting of these shares had not yet been met.  These restricted shares could be dilutive in the future if the specified performance criteria are met.

12) STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment.”   Stock-based compensation expense, including amounts for restricted stock and options, was $2 million and $3 million for the quarters ended June 30, 2007 and 2006, respectively, and $5 million and $7 million for the six months ended June 30, 2007 and 2006, respectively.  In 2007, stock-based compensation is presented 84% in SG&A, 13% in cost of products sold and 3% in R&D.

Stock Option Plans

In February and April 2007, the Company’s Board of Directors approved the grant of options covering 1.7 million and 0.1 million shares, respectively, with an exercise price equal to the fair market value of the underlying common stock at the date of grant.  These options will vest ratably over a four year period.

The Company uses the Black-Scholes option-pricing model to determine the compensation expense related to stock options.  The Company has elected to recognize compensation cost for option awards granted equally over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  Using this method, the weighted average fair value of stock options granted during the quarters ended June 30, 2007 and 2006 was $4.91 and $3.87, respectively, and for the six months ended June 30, 2007 and 2006 was $5.41 and $4.86, respectively.  Total remaining unrecognized compensation cost associated with unvested stock options at June 30, 2007 was $10 million, which will be recognized over the weighted average period of approximately one year.

Restricted Stock Plans

In February 2007, the Board of Directors granted long-term incentive awards in the amount of 0.1 million shares of restricted stock.  The grant of 0.1 million shares will vest three and a half years from the date of grant.

In February 2007, the Board of Directors approved a grant of long-term incentive awards of restricted stock, which carries a performance condition requirement.  The performance award will be based on accomplishment against goal for 2007, 2008 and 2009 cumulative earnings before interest, taxes, depreciation and amortization (EBITDA).  Results of EBITDA will be adjusted for non-GAAP factors as defined.  The awards are for a maximum of 0.5 million shares.  Share awards based upon the achievement of the performance milestones will become vested and distributed on February 1, 2010.  In April 2007, an additional grant of restricted stock for a maximum of 0.1 million shares was granted under this program.

Additionally, in February 2007, grants of 0.1 million shares of restricted stock to non-employee directors of the Chemtura Board of Directors were approved.  The grants of shares do not contain market condition requirements and vest upon retirement from the Board.  Total remaining unrecognized compensation cost associated with unvested restricted stock awards at June 30, 2007 was $8 million, which will be recognized over the weighted average period of approximately one year.

13) PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of net periodic benefit cost (credit) for the quarters ended June 30, 2007 and 2006 are as follows:

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	Domestic Plans		Non-Qualified Plans		Health Care Plans
	Quarter ended June 30,		Quarter ended June 30,		Quarter ended June 30,
(In millions)	2007	2006	2007	2006	2007	2006

Service cost	$—	$—	$2	$1	$—	$—
Interest cost	11	12	6	5	3	2
Expected return on plan assets	(15)	(15)	(4)	(4)	(1)	(1)
Amortization of:
Prior service cost	—	—	—	—	(1)	(1)
Transition obligation	—	—	—	—	—	—
Actuarial losses	1	2	1	1	1	—

Net periodic benefit cost (credit)	$(3)	$(1)	$5	$3	$2	$—

Components of net periodic benefit cost (credit) for the six months ended June 30, 2007 and 2006 are as follows:

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	Domestic Plans		Non-Qualified Plans		Health Care Plans
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
(In millions)	2007	2006	2007	2006	2007	2006

Service cost	$1	$—	$3	$3	$1	$—
Interest cost	23	24	9	10	5	5
Expected return on plan assets	(31)	(29)	(5)	(7)	(1)	(1)
Amortization of:
Prior service cost	—	—	(1)	—	(2)	(2)
Transition obligation	—	—	1	—	—	—
Actuarial losses	3	3	1	1	1	—

Net periodic benefit cost (credit)	$(4)	$(2)	$8	$7	$4	$2

The Company expects to contribute in 2007 approximately $25 million and $15 million to its international and non-qualified pension plans and post-retirement health care plans, respectively.   No contribution is required to its qualified domestic plans.  During the six months ended June 30, 2007, the Company made discretionary contributions of $14 million to its international plans.

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

The following table summarizes the unrealized (gains) and losses related to certain cash flow hedging for the quarter and six months ended June 30, 2007 and 2006.

	Quarter ended June 30,		Six months ended June 30,
(In millions)	2007	2006	2007	2006
Cash flow hedges (in AOCL):
Balance at beginning of period	$—	$3	$7	$(5)
Price swap contracts – natural gas	1	2	(6)	10
Balance at end of period	$1	$5	$1	$5

15) ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations include estimates for all asset retirement obligations identified for its worldwide facilities.  The Company’s asset retirement obligations are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases at approximately 34 facilities, legal obligations to close approximately 96 brine supply, brine disposal, waste disposal, and hazardous waste injection wells and the related pipelines at the end of their useful lives, and decommissioning and decontamination obligations that are legally required to be fulfilled upon closure of approximately 38 of the Company’s manufacturing facilities.

The following is a summary of the change in the carrying amount of the asset retirement obligations for the quarter and six months ended June 30, 2007 and 2006, and the net book value of assets related to the asset retirement obligations and the related depreciation at June 30, 2007 and 2006.

	Quarter ended June 30,		Six months ended June 30,
(In millions)	2007	2006	2007	2006
Asset retirement obligation balance at beginning of period	$27	$11	$24	$11
Accretion expense – cost of products sold	4	1	8	1
Purchase accounting adjustment	1	2	1	2
Payments	(2)	—	(3)	—
Asset retirement obligation balance at end of period	$30	$14	$30	$14

Net book value of asset retirement obligation assets at end of period	$1	$1	$1	$1

Depreciation expense	$—	$—	$1	$—

The increase in the asset retirement obligation from June 30, 2006 to June 30, 2007 is primarily due to the acceleration of the recognition of the asset retirement obligations for several of the Company’s manufacturing facilities due to revisions to their estimated closure dates as a result of the Company’s restructuring programs as well as costs associated with assets sold in the second quarter of  2007.

At June 30, 2007, $17 million of the asset retirement obligation was included in accrued expenses and $13 million was included in other liabilities on the consolidated balance sheet.  At December 31, 2006, $11 million was included in accrued expenses and $13 million was included in other liabilities.

16) LEGAL MATTERS

Antitrust Investigations

Rubber Chemicals

On May 27, 2004, the Company pled guilty to a one count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period from July 1995 to December 2001. The U.S. Federal court imposed a fine of $50 million, payable in six annual installments, without interest, beginning in 2004. In light of the Company’s cooperation with the U.S. Department of Justice (the “DOJ”), the court did not impose any period of corporate probation.  On May 28, 2004, the Company pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Canadian federal court imposed a sentence requiring the Company to pay a fine of CDN $9 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid (in U.S. dollars) $2 million in 2004, $2 million in 2005, $7 million in 2006 and $12 million in 2007 in cash, for the U.S. and Canadian fines. Remaining cash payments for the U.S. and Canadian fines are expected to equal (in U.S. dollars) approximately $16 million in 2008; and $18 million in 2009.  At June 30, 2007, reserves of $16 million and $16 million related to these settlements have been included in accrued expenses and other liabilities, respectively, on the Company’s consolidated balance sheet.  At December 31, 2006, reserves of $12 million and $31 million were included in accrued expenses and other liabilities, respectively.

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

Internal Investigation

The Company completed its internal investigation of the Company’s business and products to determine compliance with applicable antitrust law and with the Company’s antitrust guidelines and policies. During the course of its internal investigation, the Company strengthened its training and compliance programs and took certain actions with respect to certain employees, including termination of employment and other disciplinary actions.

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

Civil Lawsuits

Except for those actions indicated as being subject to a settlement agreement, dismissed by the applicable court or as otherwise provided, the actions described below under “U.S. Civil Antitrust Actions” and “Canadian Civil Antitrust Actions” are in various procedural stages of litigation.  Although the actions described below have not had a material adverse impact on the Company, we cannot predict the outcome of any of those actions. The Company will seek cost-effective resolutions of the various pending and threatened legal proceedings against the Company; however, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company has established reserves for all direct and indirect purchaser claims as of June 30, 2007.

The Company reviews its reserves for civil lawsuits on a quarterly basis.  The Company also adjusts its reserves quarterly to reflect its current best estimates.  The Company increased its reserves during the six months ended June 30, 2007 to reflect the increase in actual settlement offers and settlements in the direct and indirect purchaser lawsuits described below.

U.S. Civil Antitrust Actions

Partially Terminated Global Settlement Agreement. On January 11, 2005, the Company and plaintiff class representatives entered into a Settlement Agreement (the “Global Settlement Agreement”) that was intended to resolve, with respect to the Company, three consolidated direct purchaser class action lawsuits filed against the Company, its subsidiary Uniroyal Chemical Company, Inc., now known as Chemtura USA Corporation (referred to as “Uniroyal” for purposes of the description of the Company’s civil lawsuits), and other companies, by plaintiffs on behalf of themselves and classes consisting of all persons or entities who purchased EPDM, nitrile rubber and rubber chemicals, respectively, in the United States directly from one or more of the defendants or any predecessor, parent, subsidiary or affiliates thereof, at any time during various periods, with the earliest commencing on January 1, 1995. The complaints in the consolidated actions principally alleged that the defendants conspired to fix, raise, maintain or stabilize prices for EPDM, nitrile rubber and rubber chemicals, as applicable, sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities.  The Global Settlement Agreement provided that the Company would pay a total of $97 million, consisting of $62 million with respect to rubber chemicals, $30 million with respect to EPDM and $5 million with respect to nitrile rubber, in exchange for the final dismissal with prejudice of the foregoing three lawsuits as to the Company and a complete release of all claims against the Company set forth in the lawsuits.

In accordance with its rights under the Global Settlement Agreement, the Company terminated those parts of the settlement covering rubber chemicals and EPDM following the exercise of opt out rights by certain potential members of the applicable classes.  With respect to the EPDM portion of the claims, a settlement was reached on January 22, 2007, which settlement was approved by the court on May 8, 2007.  Seven plaintiffs have opted out of the terms of this settlement.  With respect to the rubber chemical portion of the claims, a settlement was reached on October 2, 2006.  Several plaintiffs have opted out of the terms of this settlement.  The nitrile rubber portion of the Global Settlement Agreement has been approved by the United States District Court for the Western District of Pennsylvania.

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

Rubber Chemicals. With respect to rubber chemicals, the Company and Uniroyal remain defendants in a direct federal lawsuit filed on June 29, 2006, in the United States District Court, Middle District of Tennessee by Bridgestone Americas Holding, Inc, Bridgestone Firestone North American Tire, LLC, Bandag, Incorporated, and Pirelli Tire, LLC with respect to purchases of rubber chemicals from one or both of the defendants.  This action was transferred to the United States District Court, Northern District of California.  The Company has entered into a settlement agreement resolving the claims with respect to this lawsuit, except for those claims related to Bandag, Incorporated.

The Company and certain of its subsidiaries also remain defendants in three pending indirect putative class action lawsuits for alleged violations of state law filed in state courts in Florida, Massachusetts and Pennsylvania between March 2004 and February 2005.  Two of these lawsuits are multi-product lawsuits and are described under the heading “Multi-Product

Lawsuits” below. The Company has entered into a settlement agreement resolving claims with respect to four lawsuits previously pending in California, Florida, Tennessee and West Virginia.

EPDM.  With respect to EPDM, the Company remains a defendant in one pending multi-product direct federal purchaser lawsuit and has entered into a settlement agreement resolving the claims with respect to another multi-product direct federal purchaser lawsuit.  These lawsuits are described separately under the heading “Multi-Product Lawsuits” below.

The Company and certain of its subsidiaries also remain defendants in nine pending indirect putative class action lawsuits for alleged violations of state law with respect to EPDM filed in state courts in California, Florida, Iowa, Kansas, Nebraska, New Mexico, New York and Pennsylvania between May 2004 and February 2005.  Four of these lawsuits are multi-product lawsuits and are described under the heading “Multi-Product Lawsuits” below.  The Company’s motion to dismiss was granted with respect to one lawsuit previously pending in North Carolina.  The plaintiffs in another lawsuit previously pending in New York filed a motion for voluntary dismissal, which has been approved by the applicable court.

Nitrile Rubber. With respect to nitrile rubber, the Company, Uniroyal and other companies remain defendants in one multi-product direct purchaser lawsuit.  The Company has entered into a settlement agreement resolving claims with respect to another multi-product direct federal purchase lawsuit. The Company and certain of its subsidiaries also remain defendants in four pending indirect putative class action multi-product lawsuits for alleged violations of state law filed in state courts in California, Florida, New York and Pennsylvania.  These lawsuits are described under the heading “Multi-Product Lawsuits” below.

Urethanes. With respect to urethanes, the Company, Uniroyal and other companies are defendants in a consolidated federal direct purchaser class action lawsuit filed in November 2004 in the United States District Court, District of Kansas. This action consolidates twenty-six direct purchaser class action lawsuits previously described in the Company’s prior periodic reports filed with the Securities and Exchange Commission.  The Company, Uniroyal and other companies are also defendants in one multi-product direct purchaser lawsuit involving urethanes described separately under the heading “Multi-Product Lawsuits” below.

With respect to Urethanes, the Company remains a defendant in sixteen pending indirect putative class action lawsuits for alleged violations of state law filed in California, Florida, Massachusetts, New York, Pennsylvania and Tennessee, between March 2004 and February 2005.  Four of these lawsuits are multi-product lawsuits and are described under the heading “Multi-Product Lawsuits” below.

Multi-Product Lawsuits. The Company, Uniroyal and other companies are defendants in one federal direct purchaser lawsuit which is a multi-product lawsuit for alleged violations of state law.  This lawsuit was filed on February 10, 2005 in Massachusetts state court and was subsequently removed to the United States District Court, District of Massachusetts.  The claims in this lawsuit relate to purchases of any product containing rubber and urethane products, defined to include EPDM, nitrile rubber, and urethanes.  The Company’s motion to dismiss this case has been denied by the court and the Company plans to appeal this dismissal.

The Company has entered into settlement agreements resolving claims with respect to a multi-product federal direct purchaser lawsuit filed on November 16, 2004, in the United States District Court, Northern District of Ohio, by Parker Hannifin Corporation and PolyOne Corporation with respect to purchases of EPDM, nitrile rubber and polychloroprene from one or more of the defendants.  This action was transferred to the District of Connecticut.

The Company, its subsidiary Uniroyal, and other companies are defendants in four pending indirect putative purchaser class action lawsuits in four states that each involve multiple products. Two of the outstanding multi-product lawsuits relate to purchases of any product containing rubber and urethane products, defined to include rubber chemicals, EPDM, nitrile rubber and urethanes.  The remaining two outstanding multi-product lawsuits relate to purchases of any product containing rubber and urethane products, defined to include EPDM, nitrile rubber, and urethanes.  An indirect purchaser class action previously pending in Massachusetts state court has been removed to the United States District Court, District of Massachusetts and is described above.  The claims with respect to rubber chemicals in three of these four lawsuits are arguably covered by the terms of the settlement agreements described under “Rubber Chemicals” above.

At June 30, 2007 and December 31, 2006, the Company had remaining reserves of $43 million and $102 million, respectively, included in accrued expenses on its consolidated balance sheets relating to the remaining U.S. direct and indirect purchaser lawsuits, the federal securities class action lawsuit described under “Federal Securities Class Action” below and the shareholder derivative lawsuit described under “Shareholder Derivative Lawsuit” below.  These reserves cover all direct and indirect purchaser antitrust claims in the rubber, EPDM, urethanes and nitrile rubber civil cases.  The Company periodically reviews its accruals as additional information becomes available, and may adjust its accruals based on later occurring events.

Canadian Civil Antitrust Actions

The Company has entered into agreements settling all material liability with respect to class action claims against it brought under Canadian civil antitrust law by direct and indirect purchasers of EPDM, rubber chemicals and polyester polyols.  Certain plaintiffs have opted out of the EPDM and rubber chemicals settlement agreements, and plaintiffs will have an opportunity to opt out of the polyester polyols settlement agreement.  While the Company does not believe that the reasonable probable loss to the Company from any claims brought by, or settlements with, the plaintiffs who have opted out of the settlement agreements is material, no assurances can be given regarding the outcome of these matters.

At June 30, 2007, the Company had no remaining reserves relating to the direct and indirect purchaser lawsuits for Canadian matters.

The reserve activity for antitrust related litigation is summarized as follows:

Governmental Reserves:

(In millions)	U.S. DOJ Fines	Canada Federal Fines	Total U.S and Canada Fines	European Commission
Balance January 1, 2006	$41	$6	$47	$16
Payments	(6)	(1)	(7)	(17)
Accretion - Interest	2	1	3	—
Foreign currency translation	—	—	—	1
Balance December 31, 2006	37	6	43	$—
Accretion - Interest	1	—	1
Payments	(10)	(2)	(12)
Balance June 30, 2007	$28	$4	$32

Civil Case Reserves:

(In millions)	U.S. Civil and Securities Matters	Canada Civil Matters	Total U.S. and Canada Civil Matters
Balance January 1, 2006	$51	$6	$57
2006 Antitrust costs, excluding legal fees	81	(2)	79
Payments	(30)	(4)	(34)
Balance December 31, 2006	102	$—	102
2007 Antitrust costs, excluding legal fees	25		25
Payments	(84)		(84)
Balance June 30, 2007	$43		$43

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

17) CONTINGENCIES

Environmental Matters

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts.  For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operation and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes that such costs are estimable.  The total amount accrued for such environmental liabilities at June 30, 2007 was $125 million.  The Company estimates the determinable environmental liability could range up to $170 million at June 30, 2007.  The Company’s reserves include estimates for determinable clean-up costs. During the six months ended June 30, 2007, the Company recorded a pre-tax charge of $2 million to increase its environmental liabilities and made payments of $16 million for clean-up costs, which reduced its environmental liabilities.  At certain sites, the Company has contractual agreements with certain other parties to share remediation costs.  The Company has a receivable of $11 million at June 30, 2007 to reflect probable recoveries.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed the Company’s present estimates and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations and cash flows. It is reasonably possible that the Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

The Company and some of its subsidiaries have been identified by federal, state or local governmental agencies, and by other potentially responsible parties (a “PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States.  Because in certain circumstances these laws have been construed to authorize joint and several liability, the EPA could seek to recover all costs involving a waste disposal site from any one of the PRPs for such site, including the Company, despite the involvement of other PRPs.  In many cases, the Company is one of several hundred PRPs so identified.  In a few instances, the Company is the sole or one of a handful of parties performing investigation and remediation.  Where other financially responsible PRPs are involved, the Company expects that any ultimate liability resulting from such matters will be apportioned between the Company and such other parties.  In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.

Conyers – Clean Air Act Investigation – The U.S. EPA is investigating alleged violations of law by the Company arising out of the General Duty Clause of the Clean Air Act, the emergency release notification requirements of the Comprehensive Environmental Response, Compensation and Liability Act and/or the Emergency Planning and Community Right to Know Act, and the Clean Water Act and is seeking a penalty and other relief in excess of one hundred thousand dollars.  The Company intends to assert all meritorious legal defenses and will continue to assess relevant facts and attempt to negotiate an acceptable settlement with the EPA.  The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s financial condition.

Legal Proceedings

Tricor – This case involves two related properties in Bakersfield, California; the Oildale Refinery (“the Refinery”) and the Mt. Poso Tank Farm (“Mt. Poso”).  The Refinery and Mt. Poso were previously owned and operated by a division of Witco Corp., a predecessor of the Company.  In 1997, the Refinery and portions of Mt. Poso were sold to Golden Bear Acquisition Corp.  Under the terms of sale, Witco retained certain environmental obligations with respect to the Refinery and Mt. Poso.  Golden Bear operated the refinery for several years before filing bankruptcy in 2001.  Tricor Refining LLC (“Tricor”) purchased the Refinery and related assets out of bankruptcy.  In February 2004, Tricor commenced an action against the Company alleging that the Company failed to comply with its environmental obligations.

In July 2007, the Court entered an order finding liability against Chemtura. A second phase of the trial, which will determine the damages to which Tricor may be entitled, is anticipated to take place in late 2007 or early 2008.  The Company will continue to defend this case vigorously. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s financial condition.

Each quarter the Company evaluates and reviews pending claims and litigation to determine appropriate reserve amounts.  As of June 30, 2007, the Company’s accrual for probable loss in all pending legal proceedings is immaterial.  In addition, the related receivable to reflect probable insurance recoveries is also immaterial.

The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters in which it is a party.  The resolution of the legal proceedings now pending or hereafter asserted against the Company or any of its subsidiaries could require the Company to pay costs or damages in excess of its present estimates, and as a result could, either individually or in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

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

Guarantees

The Company has standby letters of credit and guarantees with various financial institutions.  At June 30, 2007 and December 31, 2006, the Company had $125 million and $127 million, respectively, of outstanding letters of credit and guarantees primarily related to its liabilities for environmental remediation, insurance obligations and a pending legal matter.

The letter of credit for the pending legal matter relates to the indemnification liability that Great Lakes may be obligated to pay relating to a legal matter with OSCA Inc.  The amount of the letter of credit was $16 million at June 30, 2007 and December 31, 2006.

The Company has applied the disclosure provisions of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) to its agreements that contain guarantee or indemnification clauses. The Company is a party to several agreements pursuant to which it may be obligated to indemnify a third party with respect to certain loan obligations of joint venture companies in which the Company has an equity interest.  These obligations arose to provide initial financing for a joint venture start-up, fund an acquisition and provide project capital.  Such obligations range in duration with terms from origination to maturity between five and nine years.  In the event that any of the joint venture companies were to default on these loan obligations, the Company would indemnify the other party up to its proportionate share of the obligation based upon its ownership interest in the joint venture.  At June 30, 2007, the maximum potential future principal and interest payments due under these guarantees was $17 million and $1 million, respectively.  In accordance with FIN 45, the Company has an accrual of $2 million in other liabilities as of June 30, 2007, which represents the probability weighted fair value of these guarantees.  The reserve has been included in other liabilities on the consolidated balance sheet at June 30, 2007 with an offset to the investment included in other assets.

The Company also has a customer guarantee, in which the Company has contingently guaranteed certain debt obligations.  At June 30, 2007 and December 31, 2006, the amount of this guarantee was $3 million and $2 million, respectively.  Based on past experience and on the underlying circumstances, the Company does not expect to have to perform under this guarantee.

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

18) BUSINESS SEGMENT DATA

The Company changed its segments concurrent with the restructuring program announced on April 4, 2007. A description of the new segments follows below. This filing reflects the changed segment presentation.  Previously reported historic periods for 2006 and 2007 are included in the Company’s June 26, 2007 Form 8-K filing.

Polymer Additives are chemical additives designed to improve the performance of polymers in their end-use applications.  Polymer additives products include antioxidants, flame retardants, heat stabilizers, impact modifiers, polymerization catalysts and inhibitors, surfactants, processing aids and UV stabilizers.  The products are sold directly to polymer manufacturers and compounders or through plastic industry distributors.

Performance Specialties are engineered chemical solutions.  Performance Specialties include petroleum additives that provide detergency, friction modification and corrosion protection in motor oils, greases, refrigeration and turbine lubricants; castable urethane prepolymers engineered to provide superior abrasion resistance and durability in many industrial and recreational applications; polyurethane dispersions used in various types of coatings such as clear floor finishes, high-gloss paints and textiles treatments.  These products are sold directly to manufacturers and through distribution channels.

Consumer Products are performance chemicals that are sold to consumers for in-home and outdoor use.  Consumer Products include recreational water purification products sold under a variety of branded labels through local dealers and large retailers to assist consumers in the maintenance of their pools and spas; and branded cleaners and degreasers sold primarily through mass merchants to consumers for home cleaning.

Crop Protection develops, supplies, registers and sells agricultural chemicals formulated for specific crops in various geographic regions for the purpose of enhancing quality and improving yields.  The business focuses on worldwide niche markets such as seed treatments, fungicides, insecticides (including miticides), growth regulators and herbicides.  These products are sold directly to growers and to major distributors in the agricultural sector.

Other consists of the Company’s non-core businesses that are in the process of being sold or are undergoing strategic assessment.  This category includes certain rubber chemicals, fluorine chemicals, optical monomers and industrial water additives.  The Company’s industrial water additives business was sold in the second quarter of 2006, but the Company continues to receive revenues under supply agreements with the purchaser.

The Company evaluates a segment’s performance based on several factors, of which the primary factor is operating profit (loss).  In computing operating profit (loss) by segment, the following items have not been deducted:  (1) general corporate expense; (2) amortization; (3) facility closures, severance and related costs; (4) antitrust costs; (5) merger costs; and (6) certain accelerated depreciation.  Pursuant to FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” these items have been excluded from the Company’s presentation of segment operating profit because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance.

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis, including amortization expense.  These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses for executives and corporate managers.  Facility closures, severance and related costs are primarily for severance costs related to the Company’s 2007 and 2006 cost savings initiatives.  The antitrust costs are primarily for settlement offers and legal costs associated with antitrust investigations and related civil lawsuits.

A summary of business data for the Company’s reportable segments for the quarter and six month periods ended June 30, 2007 and 2006 are as follows:

Information by Business Segment

	Quarter ended June 30,		Six months ended June 30,
(In millions)	2007	2006	2007	2006
Sales
Polymer Additives	$475	$439	$919	$862
Performance Specialties	232	171	443	343
Consumer Products	201	204	317	318
Crop Protection	97	86	178	164
Other	54	71	111	155
Total net sales	$1,059	$971	$1,968	$1,842

	Quarter ended June 30,		Six months ended June 30,
(In millions)	2007	2006	2007	2006
Operating Profit
Polymer Additives	$38	$50	$69	$89
Performance Specialties	34	28	68	59
Consumer Products	41	35	42	47
Crop Protection	20	16	41	36
Other	—	5	1	9
	133	134	221	240

General corporate expense, including amortization	(44)	(32)	(87)	(65)
Change in useful life of property, plant and equipment	(22)	(3)	(36)	(6)
Facility closures, severance and related costs	(22)	3	(25)	3
Antitrust costs	(18)	(32)	(30)	(45)
Merger costs	—	(5)	—	(15)
Loss on sale of businesses, net	(15)	(12)	(15)	(12)
Impairment of long-lived assets	(7)	(6)	(7)	(6)
Total operating profit	$5	$47	$21	$94

19) GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA

The Company’s obligations under its 7% Notes due 2009, 6.875% Notes due 2016 and 6.875% Debentures due 2026, are jointly and severally, fully and unconditionally guaranteed by certain wholly-owned domestic subsidiaries of the Company that guarantee the Company’s $750 million credit facility (the “Guarantor Subsidiaries”).  The Company’s subsidiaries that do not guarantee the Notes are referred to as the “Non-Guarantor Subsidiaries”. The Guarantor Condensed Consolidating Financial Data presented below presents the statements of operations, balance sheets and statements of cash flow data: (i) for Chemtura Corporation (the “Parent Company”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Chemtura Corporation’s historical reported financial information); (ii) for the Parent Company, alone (accounting for its Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) for the Guarantor Subsidiaries alone; and (iv) for the Non-Guarantor Subsidiaries alone.

As a result of the May 2007 rating agency downgrade of the long-term senior unsecured debt to Ba2 by Moody’s Investors Services, the Company and the Domestic Subsidiary Guarantors were required to provide a security interest in the stock of their first tier subsidiaries and other equity interests (limited to 66% of the voting stock of first-tier foreign subsidiaries) pursuant to a covenant in the Company’s credit facility.  The Company’s credit rating at June 30, 2007 is BB+ (Stable) by Standard and Poors and Ba2 (Stable) by Moody’s Investors Services, Inc.  Additionally, under the terms of the indentures for the Notes, the Company would be required to grant security interest in assets on an equal and ratable basis if certain secured debt thresholds are exceeded.  The Company amended its Pledge Agreement, dated July 31, 2007, such that no borrowings under the Credit Facility would require that these Notes become secured.

Condensed Consolidating Statement of Operations

Quarter ended June 30, 2007

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$1,059	$(398)	$393	$349	$715

Cost of products sold	793	(398)	292	253	646
Selling, general and administrative	114	—	30	31	53
Depreciation and amortization	71	—	15	37	19
Research and development	15	—	5	3	7
Facility closures, severance and related costs	22	—	7	1	14
Antitrust costs	18	—	18	—	—
Loss on sale of assets and business	15	—	15	—	—
Impairment of long-lived assets	7	—	3	4	—
Equity income	(1)	—	—	—	(1)

Operating profit (loss)	5	—	8	20	(23)

Interest expense	23	—	21	4	(2)
Other expense (income), net	6	—	14	5	(13)
Equity in net (earnings) loss of subsidiaries from continuing operations	—	13	(9)	(4)	—

(Loss) earnings from continuing operations before income taxes	(24)	(13)	(18)	15	(8)
Income tax expense	6	—	2	1	3

(Loss) earnings from continuing operations	(30)	(13)	(20)	14	(11)
Earnings from discontinued operations	3		1	—	2
Gain on sale of discontinued operations	25	—	17	—	8

Net (loss) earnings	$(2)	$(13)	$(2)	$14	$(1)

Condensed Consolidating Statement of Operations

Six months ended June 30, 2007

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$1,968	$(769)	$740	$587	$1,410

Cost of products sold	1,488	(769)	578	436	1,243
Selling, general and administrative	217	—	76	51	90
Depreciation and amortization	134	—	34	64	36
Research and development	32	—	12	6	14
Facility closures, severance and related costs	25	—	10	1	14
Antitrust costs	30	—	30	—	—
Loss on sale of assets and business	15	—	15	—	—
Impairment of long-lived assets	7	—	3	4	—
Equity (income) expense	(1)	—	—	1	(2)

Operating profit (loss)	21	—	(18)	24	15

Interest expense	46	—	44	10	(8)
Other expense (income), net	5	—	24	6	(25)
Equity in net (earnings) loss of subsidiaries from continuing operations	—	92	(52)	(40)	—

(Loss) earnings from continuing operations before income taxes	(30)	(92)	(34)	48	48
Income tax expense	18	—	2	3	13

(Loss) earnings from continuing operations	(48)	(92)	(36)	45	35
Earnings from discontinued operations	6	—	2	—	4
Gain on sale of discontinued operations	27	—	19	—	8

Net (loss) earnings	$(15)	$(92)	$(15)	$45	$47

Condensed Consolidating Balance Sheet

as of  June 30, 2007

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
ASSETS
Current assets	$1,427	$—	$262	$264	$901
Intercompany receivables	—	(12,171)	8,098	812	3,261
Investment in subsidiaries	—	(8,821)	4,097	204	4,520
Property, plant and equipment	1,077	—	290	318	469
Cost in excess of acquired net assets	1,261	—	146	526	589
Other assets	730	—	147	308	275
Total assets	$4,495	$(20,992)	$13,040	$2,432	$10,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$842	$—	312	238	292
Intercompany payables	—	(12,171)	9,595	24	2,552
Long-term debt	1,062	—	635	423	4
Other long-term liabilities	867	—	257	246	364
Total liabilities	2,771	(12,171)	10,799	931	3,212
Stockholders’ equity	1,724	(8,821)	2,241	1,501	6,803
Total liabilities and stockholders’ equity	$4,495	$(20,992)	$13,040	$2,432	$10,015

Condensed Consolidating Statement of Cash Flows

Six Months ended June 30, 2007

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(15)	$(92)	$(15)	$45	$47
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operations:
Loss on sale of assets and business	15	—	15	—	—
Gain on sale of discontinued operations	(27)	—	(19)	—	(8)
Impairment of long-lived assets	7	—	3	4	—
Depreciation and amortization	138	—	38	64	36
Stock-based compensation expense	5	—	5	—	—
Equity income	(1)	—	—	1	(2)
Changes in assets and liabilities, net	(75)	92	(108)	(92)	33
Net cash provided by (used in) operations	47	—	(81)	22	106

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	132	—	83	—	49
Payments for acquisitions, net of cash acquired	(164)	—	—	—	(164)
Capital expenditures	(46)	—	(15)	(18)	(13)
Net cash provided by (used in) investing activities	(78)	—	68	(18)	(128)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) short-term borrowings	31	—	35	(2)	(2)
Dividends paid	(24)	—	(24)	—	—
Proceeds from exercise of stock options	4	—	4	—	—
Net cash provided by (used in) financing activities	11	—	15	(2)	(2)

CASH
Effect of exchange rates on cash and cash equivalents	1	—	—	—	1
Change in cash and cash equivalents	(19)	—	2	2	(23)
Cash and cash equivalents at beginning of period	95	—	2	2	91
Cash and cash equivalents at end of period	$76	$—	$4	$4	$68

Condensed Consolidating Statement of Operations
Quarter ended June 30, 2006
(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$971	$(374)	$98	$591	$656

Cost of products sold	713	(374)	95	429	563
Selling, general and administrative	98	—	18	46	34
Depreciation and amortization	44	—	8	18	18
Research and development	18	—	—	11	7
Facility closures, severance and related costs	(3)	—	(3)	—	—
Antitrust costs	32	—	—	32	—
Merger costs	5	—	—	5	—
Loss on sale of assets and business	12	—	(1)	10	3
Impairment of long-lived assets	6	—	—	—	6
Equity income	(1)	—	(1)	—	—

Operating profit (loss)	47	—	(18)	40	25

Interest expense	29	—	21	7	1
Loss on early extinguishment of debt	20	—	20	—	—
Other (income) expense, net	(3)	—	(3)	4	(4)
Equity in net (earnings) loss of subsidiaries	—	60	(36)	(20)	(4)

Earnings (loss) from continuing operations before income taxes	1	(60)	(20)	49	32
Income tax expense (benefit)	4	—	(21)	17	8

(Loss) earnings from continuing operations	(3)	(60)	1	32	24
Earnings from discontinued operations	4	—	—	2	2

Net earnings (loss)	$1	$(60)	$1	$34	$26

Condensed Consolidating Statement of Operations
Six months ended June 30, 2006
(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$1,842	$(716)	$199	$1,083	$1,276

Cost of products sold	1,349	(716)	197	791	1,077
Selling, general and administrative	199	—	25	85	89
Depreciation and amortization	94	—	17	42	35
Research and development	32	—	—	19	13
Facility closures, severance and related costs	(3)	—	(4)	—	1
Antitrust costs	45	—	—	45	—
Merger costs	15	—	1	14	—
Loss on sale of assets and business	12	—	(1)	10	3
Impairment of long-lived assets	6	—	—	—	6
Equity income	(1)	—	—	—	(1)

Operating profit (loss)	94	—	(36)	77	53

Interest expense	58	—	39	14	5
Loss on early extinguishment of debt	20	—	20	—	—
Other (income) expense , net	(2)	—	(2)	7	(7)
Equity in net (earnings) loss of subsidiaries	—	116	(72)	(36)	(8)

Earnings (loss) from continuing operations before income taxes	18	(116)	(21)	92	63
Income tax expense (benefit)	10	—	(35)	27	18

Earnings (loss) from continuing operations	8	(116)	14	65	45
Earnings (loss) from discontinued operations	6	—	—	1	5

Net earnings (loss)	$14	$(116)	$14	$66	$50

Condensed Consolidating Balance Sheet

as of December 31, 2006

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
ASSETS
Current assets	$1,385	$—	$413	$216	$756
Intercompany receivables	—	(11,382)	7,627	747	3,008
Investment in subsidiaries	—	(8,167)	3,873	170	4,124
Property, plant and equipment	1,147	—	367	313	467
Cost in excess of acquired net assets	1,177	—	139	566	472
Other assets	690	—	162	277	251
Total assets	$4,399	$(19,549)	$12,581	$2,289	$9,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$888	$—	$405	$202	$281
Intercompany payables	—	(11,382)	9,010	64	2,308
Long-term debt	1,063	—	632	426	5
Other long-term liabilities	769	—	445	119	205
Total liabilities	2,720	(11,382)	10,492	811	2,799
Stockholders’ equity	1,679	(8,167)	2,089	1,478	6,279
Total liabilities and stockholders’ equity	$4,399	$(19,549)	$12,581	$2,289	$9,078

Condensed Consolidating Statement of Cash Flows

Six months ended June 30, 2006

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$14	$(116)	$14	$66	$50
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operations:
Loss on sale of assets and business	12	—	(1)	10	3
Impairment of long-lived assets	6	—	—	—	6
Loss on early extinguishment of debt	20	—	20	—	—
Depreciation and amortization	97	—	17	45	35
Stock-based compensation expense	7	—	7	—	—
Equity income	(3)	—	—	(2)	(1)
Changes in assets and liabilities, net	18	116	(137)	(53)	92
Net cash provided by (used in) operations	171	—	(80)	66	185

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	117	—	36	28	53
Payments for acquisitions, net of cash acquired	(7)	—	—	(7)	—
Merger transaction cost paid	(8)	—	(1)	(3)	(4)
Capital expenditures	(48)	—	(5)	(27)	(16)
Net cash provided by (used in) investing activities	54	—	30	(9)	33

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on credit facility, net	(389)	—	(225)	—	(164)
Proceeds from long-term borrowings	497	—	497	—	—
Payments on long-term borrowings	(165)	—	(165)	—	—
Payments on short-term borrowings	(48)	—	(10)	(1)	(37)
Premium paid on early extinguishment of debt	(16)	—	(16)	—	—
Payments for debt issuance cost	(5)	—	(5)	—	—
Dividends paid	(24)	—	(24)	—	—
Repayment of life insurance policy loan	(10)	—	(10)	—	—
Proceeds from exercise of stock options	3	—	3	—	—
Other financing activities	(2)	—	1	(3)
Net cash (used in) provided by financing activities	(159)	—	46	(4)	(201)

CASH
Effect of exchange rates on cash and cash equivalents	4	—	—	—	4
Change in cash and cash equivalents	70	—	(4)	53	21
Cash and cash equivalents at beginning of period	139	—	4	29	106
Cash and cash equivalents at end of period	$209	$—	$—	$82	$127

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of Business

The Company is among the largest publicly traded specialty chemical companies in the United States and is dedicated to delivering innovative, market-focused specialty chemical solutions and consumer products.  The Company is headquartered in Middlebury, Connecticut, and operates in a wide variety of end-use markets, including automotive, transportation, construction, packaging, agriculture, lubricants, plastics for durable and non-durable goods including electronics, industrial rubber and home pool and spa chemicals. The majority of our chemical products are sold to industrial manufacturing customers for use as additives, ingredients, or intermediates that add value to their end products.  Our crop and consumer products are sold to dealers, distributors and major retailers.  We are a market leader in many key product lines.  We manufacture and sell more than 3,500 products and formulations in more than 100 countries.

The primary economic factors that influence the Company’s operations and sales are industrial production, residential and commercial construction, auto production and resin production.  In addition, the Company’s Crop Protection segment is influenced by worldwide weather, disease and pest infestation conditions. The Company’s Consumer Products segment is influenced by general economic conditions impacting consumer spending and weather conditions.

Other major factors affecting the Company’s financial performance include industry capacity, customer demand, raw material and energy costs and selling prices. Selling prices are influenced by global demand and supply factors.  The Company’s strategy is to pursue selling prices that reflect the value of our products and to pass on higher costs for raw material and energy to preserve our profit margins. Our target is to achieve a 15% minimum average operating profit margin across our business portfolio.

Significant Transactions and Events

The Company continues to assess its business portfolio and monitor its debt position. During the six months ended June 30, 2007, the following significant transactions occurred:

•                  On January 31, 2007, the Company announced that it had completed the acquisition of the stock of Kaufman Holdings Corporation (“Kaufman”) in an all-cash transaction. The Kaufman acquisition complements the Company’s existing Performance Specialties segment in offering related products in key customer areas, providing the opportunity to strengthen alliances with major suppliers, and offering potential distribution synergies.

•                  During the second quarter of 2007, the Company initiated a company-wide restructuring plan in order to improve performance and accelerate growth.  This plan includes the realignment of its business segments, streamlining of the organization, reevaluation of its manufacturing footprint and the redirection of efforts to focus on end-use markets.  The Company has approved locations described below for closure or sale and is continuing to evaluate further rationalization of its manufacturing footprint.  As of June 30, 2007, the Company identified approximately 600 position reductions and recorded a second quarter pre-tax charge for severance of $20 million related to these actions.

•                  On June 4, 2007, the Company formally announced its plan to close the antioxidant facilities at Pedrengo and Ravenna, Italy, and two intermediate chemical product lines at Catenoy, France.  The actions, which are in addition to the restructuring plan mentioned above, impact approximately 190 employees.  As a result of this plan, the Company recorded pre-tax charges of $32 million in the quarter ($5 million severance; $21 million additional depreciation expense; $2 million accelerated asset retirement obligations; and a $4 million asset impairment charge).

•                  On June 29, 2007, the Company completed the sale of its EPDM business, commonly known as “crackless rubber,” the Celogen® foaming agents product line related to rubber chemicals, and its Geismar, Louisiana facility to Lion Copolymer, LLC, for cash proceeds of $137 million, plus $16 million in promissory notes.  The Company reported a net of tax gain of $10 million ($25 million related to the sale of the EPDM business in discontinued operations and a loss of $15 million related to the sale of foaming agents in continuing operations).  The Company utilized the cash proceeds to reduce debt incurred in the first quarter of 2007 for the purchase of Kaufman, repaying amounts outstanding under its revolving credit facility in full during the quarter.

•                  On July 27, 2007 the Company announced that it will not renew the lease on its Oakville, Ontario facility and is exploring strategic options for this facility and will consolidate certain of its Oakville’s operations into other facilities.  The Company also announced its plans to consolidate its Scarborough, Ontario facility into its West Hill, Ontario plant and to sell surplus land and office buildings at the West Hill facility.

•                  On July 31, 2007, the Company completed the sale of its organic peroxide business located in Marshall, Texas to Pergan GmbH.  As a result, the Company recorded an asset impairment charge of $4 million in the quarter ended June 30, 2007.

•                  As of January 1, 2007, the Company’s worldwide employees approximated 6,380 (proforma for its Kaufmann acquisition in the first quarter of 2007).  The number of employees was reduced to approximately 6,210 as of March 31, 2007 and further declined to approximately 5,740 as of June 30, 2007 reflecting the initial impact of the Company’s restructuring activities and the divestitures in the second quarter of 2007.  The number of employees was further reduced to 5,610 as of July 31, 2007.  As of July 31, 2007, this represents a 12% reduction from the first of the year.  Additional reductions in employment are anticipated as the Company completes its announced restructuring actions.

Second Quarter Results

Consolidated net sales of $1.06 billion for the second quarter of 2007 were $88 million or 9% higher than the second quarter of 2006 net sales of $971 million.  The increase reflected higher sales volume of $26 million, of which $30 million relates to increased sales in the Polymer Additives business.  Additional volume increases in the Crop Protection and Performance Specialties businesses were partially offset by lower sales volume for rubber chemical products and the Consumer Products business.  The Company benefited from a $49 million increase in net sales in the quarter from the Kaufman acquisition at the end of January 2007, higher selling prices of $2 million and $13 million of positive effects of foreign currency translation.

Gross profit margin increased $8 million to $266 million in the second quarter of 2007 as compared with $258 million in the second quarter of 2006.  The margin increase primarily reflects a $10 million benefit related to higher sales volume and changes in product mix, $8 million related to the Kaufman acquisition, $2 million of favorable currency translation and $14 million related to improved efficiencies coupled with favorable manufacturing variances and $2 million benefit for higher selling prices.  These increases were partially offset by higher raw material costs of $24 million and an increase of $4 million in accelerated asset retirement obligations.

Selling, general and administrative expense (“SG&A”) of $114 million for the second quarter of 2007 represented an increase of $16 million from the same quarter in 2006.  SG&A in 2007 included higher charges to increase the provision for doubtful accounts for Latin America crop receivables of $3 million, higher legal fees of $2 million, product liability of $3 million, $2 million of life insurance and higher incentive compensation expense of $3 million.

Depreciation and amortization expense of $71 million was $27 million higher than the second quarter of 2006 due primarily to an increase of $19 million of additional depreciation related to the change in the useful life of certain fixed assets at several of the Company’s manufacturing facilities and the acquisition of tangible and intangible assets related to the Company’s acquisition in the first half of 2007.

Research and development expense of $15 million for the second quarters of 2007 was $3 million lower than the second quarter of 2006, primarily as a result of cost reduction initiatives.

Facility closures, severance and related costs were $22 million for the second quarters of 2007 as compared with a credit of $3 million in the second quarter of 2006.  Included in 2007 is $25 million, primarily severance related to restructuring programs the Company announced during the second quarter of 2007. Included in the second quarter of 2007 and 2006 are $3 million of credits to reduce the reserve for unrecoverable future lease costs at the Tarrytown, NY facility.

The Company incurred antitrust costs of $18 million in the second quarter of 2007 compared with $32 million for the second quarter of 2006. Antitrust costs for the second quarter of 2007 include $13 million primarily for settlement offers made to certain urethane chemicals claimants and $5 million for legal costs associated with the antitrust investigations and civil lawsuits.  Antitrust costs for the second quarter of 2006 include $26 million primarily for settlement offers made to certain rubber chemicals claimants and $6 million for legal costs associated with antitrust investigations and civil lawsuits.

Loss on sale of assets and business represents $15 million in 2007 related to the sale of the Celogen business in June 2007 and $12 million in 2006 related to the sale of Industrial Water Additives in May 2006.

Interest expense decreased by $6 million in the second quarter of 2007, compared with the same period in 2006.  This decrease was due primarily to a reduction in interest expense of $7 million attributable to the early retirement in 2006 of the 9.875% Senior Notes due 2012 and the Floating Rate Notes due 2010.

Other expense, net was $6 million in the second quarter of 2007 compared with other income, net of $3 million for the same quarter in 2006 primarily reflecting lower interest income.  Additionally, equity income in 2006 included $3 million related to the Company’s Davis Standard joint venture sold in October 2006.

The Company’s income tax expense for continuing operations increased $2 million in the second quarter of 2007 as compared with the same quarter in 2006.  The Company has a valuation allowance against tax benefits of approximately $8 million associated with the Company’s U.S. net operating loss.  Included in income tax expense is foreign tax of $1 million and $9 million in 2007 and 2006, respectively, and other changes to uncertain tax positions.

Loss from continuing operations for the second quarter of 2007 was $30 million and $3 million for the second quarter of 2006.

Discontinued operations in the second quarter of 2007 reflect the gain of $25 million (net of $13 million of tax expense) and earnings of $3 million (net of $2 million of tax expense) related to the sale of the EPDM business. Discontinued operations for the second quarter of 2006 reflects the earnings from the EPDM business of $4 million (net of $2 million of tax expense).

Net loss for the second quarter of 2007 was $2 million as compared to earnings of $1 million for the second quarter of 2006.

Segment Results

Polymer Additives

Net sales for the Polymer Additives segment improved by $36 million from $439 million for the second quarter of 2006 to $475 million for the second quarter of 2007. Despite higher net sales, operating profit of $38 million in the second quarter of 2007 was $12 million lower than the same quarter in 2006.

Increases in net sales reflected both volume and pricing improvements.  Volume increases of $30 million primarily reflected the Company regaining sales of its antioxidant and PVC plastic additive products while an additional $3 million in volume improvements occurred in certain of the Company’s flame retardants products.  Customer selling price increases of $3 million reflected the benefit of price increases to recover some of the impact of increases in raw material costs for several plastic additive products; however, those increases were partially offset by $1 million of reduced selling prices for selected flame retardant product lines.  Sales were favorably impacted by $4 million related to foreign currency translation rates.   Lower operating income was mainly driven by higher raw material and energy costs of $21 million and unfavorable currency fluctuations of $1 million, which were only partially offset by $3 million benefit related to higher combined volume for products with higher margin percentages, $2 million benefit from higher selling prices, $5 million benefit obtained from improved efficiencies and other factors.

Performance Specialties

Net sales in the Performance Specialties segment of $232 million for the second quarter of 2007 increased $61 million over the same quarter in 2006.  Operating profit of $34 million for the second quarter of 2007 increased by $6 million compared with $28 million for the second quarter of 2006.

Net sales increased by $49 million in the quarter due to the acquisition of Kaufman while organic sales volume growth of $5 million, higher selling pricing of $3 million and the favorable effect of foreign currency translation accounted for the remainder of the increase.  Selling price increases in 2007 reflect the strength in demand for certain petroleum additives product lines. Increases in operating profit relate to a $5 million benefit from the Kaufman acquisition, $2 million from higher sales volume and $3 million from the favorable effect of selling price increases.  The increases to operating profit were somewhat offset by increases in raw material costs of $4 million.

Consumer Products

Net sales for the Consumer Products segment decreased by $3 million to $201 million in the second quarter of 2007 compared with the same quarter of 2006.  Despite lower sales, operating profit increased by $7 million to $41 million for the second quarter of 2007 as compared with $35 million for the second quarter of 2006.

The decrease in net sales reflects a decline in volume of $8 million partially offset by increases in selling prices of $2 million and favorable foreign currency translation of $3 million.  The decline in volume was attributable to lower volumes in the distributor, mass merchandiser and household channels of $9 million, which was partially offset by higher sales in Germany, France and Spain.  Operating profit benefited $2 million attributable to changes in sales mix as the Company focused on selling higher margin products, $2 million attributable to the increase in customer pricing , $2 million of improved efficiencies and a decrease of $2 million attributable to the lower cost of certain key raw materials, offset by a $2 million charge related to the write-off of certain packaging materials.

Crop Protection

Net sales for the Crop Protection segment were $97 million for the second quarter of 2007, which represents an increase of $11 million over sales of $86 million for the second quarter of 2006.  Operating profit increased by $4 million to $20 million for the second quarter of 2007 over the same quarter in 2006.

The increase in net sales reflected increases in volume and a $3 million benefit from favorable foreign currency translation rates, which was offset by reductions in selling prices.  The increase in volume of $12 million for the second quarter of 2007 was due primarily to favorable conditions for the sale of our products across Europe and a rebound in sales of miticides in the United States.  Customer selling prices were $3 million lower primarily due to certain pricing concessions the Company made on our miticides products sold in the United States.   Operating profit increased $6 million due to the effect of an increase in volume of higher margin products, a $1 million benefit from favorable foreign currency translation rates both of which were partially offset by a $3 million increase in provision for doubtful accounts in the Latin American region and selling price reductions, mainly in the U.S. miticides business.

Other Businesses

Net sales for the Company’s other businesses, primarily non-core operations, were $54 million for the second quarter of 2007 representing a decrease of $17 million compared with net sales of $71 million for the second quarter of 2006.  Operating profit was breakeven for the second quarter of 2007 compared with profit of $5 million for the same quarter of 2006.

The decline in net sales and operating profit primarily reflects a decline in the rubber chemicals business which is the result of continued weak industry demand and increased international competition.

The EPDM business was sold on June 29, 2007.  The results of this business, along with the gain on the sale, have been presented as discontinued operations for the second quarter of 2006 and 2007.

General Corporate

General corporate expenses include costs and expenses that are of a general nature or managed on a corporate basis.  These costs primarily represent corporate administration services, costs related to corporate headquarters, and management compensation plan expenses related to executives and corporate managers.  General corporate expenses also include all amortization expenses.  General corporate expenses of $44 million for the second quarter of 2007 increased by $12 million compared with the second quarter of 2006, due in part to the impact of higher legal expense in 2007 and the absence of certain credits recorded in the second quarter of 2006.

Year-To-Date Results

Consolidated net sales of $1.97 billion for the six-month period ended June 30, 2007 were $126 million or 7% higher than the six-month period ended June 30, 2006.  The increase included an $82 million benefit from the acquisition of Kaufman on January 31, 2007.  Net sales also benefited from $28 million in favorable foreign currency translation, $15 million in organic volume growth and $12 million in increased selling prices.  These increases in net sales were offset by a $13 million reduction in price due to the change in the nature of sales now made under continuing supply agreements in connection with the divestiture of the Industrial Water Additives business in May 2006.  The $15 million of volume growth principally reflected $33 million in the Polymer Additives segment, primarily the result of a rebound in the Company’s market share and $12 million in the Crop Protection segment, both of which were somewhat offset by a $23 million decline in rubber chemicals business.  Selling price increases by Polymer Additives and Performance Specialties of $12 million and $6 million, respectively, were implemented in response to the impact of higher raw material costs.

Gross profit declined by $13 million to $480 million for the six-month period ended June 30, 2007 as compared with the same six-month period in 2006.  Gross profit as a percentage of sales declined from 27 percent in the first half of 2006 to 24 percent in the first half of 2007.  The decrease in gross profit, in both dollars and percentage terms, reflect a $39 million net impact from the continuing increases in raw material and energy costs which the Company has not been able to recover through increases in customer selling prices.  The net impact of increasing raw material and energy costs was offset in part by a $7 million net increase due to the affect of acquisitions and divestitures, a $7 million benefit related to changes in product mix toward higher margin products and the benefit of $5 million resulting from the Company’s improved efficiencies.

SG&A of $217 million for the first half of 2007 was $18 million higher than in the same half of 2006, reflecting $2 million in higher corporate spending related to strategic development initiatives, $2 million in higher legal fees, $2 million in product liability and $2 million of officers’ life insurance coupled with $3 million in higher incentive compensation expense.  SG&A in 2006 included a $4 million benefit from the favorable settlement of a contractual matter.

Depreciation and amortization expense for the six-month period ended June 30, 2007 of $134 million was $40 million higher than the same period ended June 30, 2006.  This increase reflects accelerated depreciation charges of $30 million related to the Company’s restructuring initiatives and an increase in amortization resulting from an increase in intangible assets associated with the acquisition of Kaufman in 2007.

Research and development expense of $32 million for the six-month period ended June 30, 2007 was unchanged compared to the six-month period ended June 30, 2006.

Facility closures, severance and related costs were $25 million for the first half of 2007 as compared with a $3 million benefit in the same half of 2006.  Included in the 2007 amount is $24 million, primarily severance costs, related to the Company’s restructuring programs announced in the second quarter.

The Company incurred antitrust costs of $30 million in the six-month period ended June 30, 2007 compared with $45 million during first six months of 2006. Antitrust costs in 2007 include $21 million primarily for settlement offers made to certain urethane and rubber chemicals claimants, indirect case claimants and securities class action plaintiffs, and $10 million for legal costs associated with the antitrust investigations and civil lawsuits.  Antitrust costs for the six months ended June 30, 2006 include $34 million primarily for settlement offers made to certain rubber chemicals, plastic additives and urethanes claimants and $11 million for legal costs associated with the antitrust investigations and civil lawsuits.

Loss on sale of assets and business represents $15 million in 2007 related to the sale of the Celogen business in June 2007 and $12 million in 2006 related to the sale of Industrial Water Additives in May 2006.

Interest expense of $46 million for the first half of 2007 reflected a $12 million decrease from the same period in 2006.  The decrease was due primarily to a reduction of $15 million from the early retirement of the 9.875% Senior Notes due 2012 and the Floating Rate Notes due 2010 in 2006, a reduction of $3 million from lower average borrowings on the Credit Facility, partially offset by $11 million expense from the April 2006 issuance of the 6.875% Notes due 2016.

Other expense, net was $5 million in the six-month period ended June 30, 2007 compared with other income, net of $2 million in the same period of 2006.  The $7 million increase in expense primarily reflects the impact of higher accounts receivable securitization fees, primarily in Europe, of $4 million and lower interest income of $4 million partially offset by favorable foreign currency translation and lower minority interest expense.

The Company’s income tax expense increased $8 million for the six months ended June 30, 2007 compared to the same six month period in 2006.  The Company provided a valuation allowance against tax benefits of $23 million associated with the Company’s year to date U.S. net operating loss. The tax provision related to foreign operations in 2007 and 2006 was $14 million and $25 million, respectively and other changes to uncertain tax positions.

Loss from continuing operations for the first half of 2007 was $48 million, compared with earnings of $8 million in the first half of 2006.

Discontinued operations for the first six months of 2007 reflect the gain of $25 million (net of $13 million of tax expense) and earnings of $6 million (net of $2 million of tax expense) related to the sale of the EPDM business coupled with $2 million (net of $1 million of tax expense) from the final settlement of issues related to the OrganoSilicones business sold in 2003. Discontinued operations for the first six months of 2006 reflects the earnings from the EPDM business of $6 million (net of $3 million of tax expense).

Net loss for the six-month period ended June 30, 2007 was $15 million as compared to earnings of $14 million for the six months ended June 30, 2006.

Segment Results

Polymer Additives

Net sales for the Polymer Additives segment increased by $57 million from $862 million for the six months ended June 30, 2006 to $919 million for the six months ended June 30, 2007.  With the impact of higher raw material and energy costs, operating profit of $69 million for the six months ended June 30, 2007 was $20 million lower than in the same period in 2006 despite higher sales volume.

Increases in net sales reflected the Company’s ability to regain sales volume in antioxidant and PVC plastic additives products which accounted for $33 million of the improvement as well as $12 million related to the effect of favorable currency translation. Additionally, selling price increases of $12 million reflect the Company’s ability to pass through a portion of the escalating cost of raw materials.  Operating profit for the first half of 2007 was most significantly impacted by $24 million of raw material and energy cost increases. Additionally, operating profit reflected $3 million of unfavorable foreign currency translation which was partially offset by a net $4 million increase due to higher volumes and $3 million in favorable cost and manufacturing variances.

Performance Specialties

Net sales in the Performance Specialties segment of $443 million for the first half of 2007 increased by $100 million compared with the same period in 2006.  Operating profit increased $9 million to $68 million for the first six months of 2007 compared with $59 million for the first six months in 2006.

Net sales increased $82 million as a result of the acquisition of Kaufman while organic sales volume growth of $5 million, higher selling prices of $6 million and the favorable affect of foreign currency translation of $7 million accounted for the remainder of the increase.  Selling price increases reflect the Company’s ability to pass through a portion of raw material increases to customers.  Increases in operating profit reflect a $6 million benefit from the Kaufman acquisition offset by a $3 million reduction related to the rising cost of raw materials that could not be passed along to customers in their selling price. Additionally operating profit increases of $4 million and $2 million reflect improved efficiencies and change in sales mix towards higher margin products, respectively.

Consumer Products

The Consumer Products segment reported net sales of $317 million for the first six months of 2007 compared with $318 million for the same six months of 2006.  Reported operating profit of $42 million for the first six months of 2007 reflected a decrease of $5 million from the $47 million reported for the same period in 2006.

While year-to-date net sales were flat as compared to the first six months of 2006, the Consumer Products segment reported increases in selling prices of $2 million, a $5 million benefit related to the effect of favorable foreign currency translation and $1 million related to increases due to an acquisition in late 2006, all of which were offset by a decrease of $9 million in sales volume.  The loss of volume during the first half of 2007 is attributable to lower volume in the distributor, mass merchandising and household channels both of which were partially offset by higher sales in Europe.  Lower operating income for the first half of 2007 reflected $1 million of increased raw materials costs that could not be passed along to customers, $1 million for the unfavorable impact of foreign currency translation, a $1 million positive impact of selling higher margin products, offset by a $2 million charge related to the write-off of certain packaging materials.

Crop Protection

Net sales for the Crop Protection segment were $178 million for the six months ended June 30, 2007, an increase of $14 million from sales of $164 million in the six months ended June 30, 2006.  Operating profit of $41 million for the six months ended June 30, 2007 increased by $5 million over the same period in 2006.

The increase in net sales for the first half of 2007 reflects increases of $12 million from organic sales volume growth, a $4 million benefit from foreign currency translation and $2 million of growth from acquisitions partially offset by a $4 million decline in customer selling prices.  The increase in sales volume is primarily due to increased demand for products across Europe and a rebound of demand for miticides products in the United States. The decline in selling prices is due to certain pricing concessions made on our miticides products sold in the United States.   Operating profit increased by $5 million due to higher volumes, $2 million related to the favorable effect of foreign currency translation and $1 million from acquisitions.  These increases were offset by a reduction of $4 million related to the decrease in selling prices noted above and $2 million related to additional provisions for bad debts in Brazil.

Other Businesses

Net sales of the Company’s other businesses, reported in the Other segment, were $111 million for the first half of 2007 compared with $155 million for the first half of  2006.   Operating profit of these businesses was $1 million for the first six months of 2007 compared with $9 million in the first six months of 2006.

The decline in net sales reflected a $27 million reduction in sales volume, a $4 million reduction in selling prices for the rubber chemicals business due to weak industry demand and increased international competition, and a $13 million reduction which is the result of a change in the nature of sales under continuing supply agreements in connection with the divestiture of the Industrial Water Additives business in May 2006.  Operating income was negatively impacted by the rubber chemicals business, which reported decreases of $4 million for both selling prices and loss of volume in higher margin products, coupled with $2 million in higher raw material costs that were only partly offset by a $1 million benefit from favorable manufacturing variances.  Operating profit was also negatively impacted by $2 of million due to the net change in sales as a result of the divestiture of the Industrial Water Additives business and the assumption of the continuing supply agreement.

General Corporate

General corporate expenses include costs and expenses that are of a general nature or managed on a corporate basis.  These costs primarily represent corporate administration services, costs related to corporate headquarters, and management compensation plan expenses related to executives and corporate managers.  General corporate expenses also include all amortization expenses.  General Corporate expenses of $87 million for first six months of 2007 increased by $22 million compared with the first six months of 2006 mainly due to a $3 million impact of higher legal fees, $2 million product liability, $2 million of fees related to strategic initiatives, $2 million of life insurance and $3 million of additional incentive compensation expense.  Additionally, included in the first six months of 2006 was a $4 million benefit from the favorable settlement of a contractual matter.

ANTITRUST INVESTIGATIONS COSTS AND RELATED MATTERS

For a discussion of antitrust investigations costs and related matters, see Note 16, “Legal Matters” in the Notes to Consolidated Financial Statements under Part I, Item I and Item I, “Legal Proceedings” under Part II of this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Significant Acquisitions and Dispositions

The Company paid $164 million during January 2007 in connection with the Kaufman acquisition.  Additionally, a deferred payment of $5 million will be paid to the sellers on the second anniversary of the closing date, subject to an adjustment for indemnification claims, if there are any.

On June 29, 2007, the Company completed the sale of its EPDM business, the Celogen ® foaming agents product line, and its Geismar, Louisiana facility to Lion Copolymer, LLC, for cash proceeds of $137 million plus $16 million in promissory notes.  Additionally, the Company incurred $5 million in transaction costs in the second quarter of 2007.  The Company reported a net of tax gain of $25 million related to the sale of the EPDM business in discontinued operations and a loss of $15 million related to the sale of foaming agents in continuing operations.  The Company utilized the cash proceeds to reduce debt incurred in the first quarter of 2007 for the purchase of Kaufman.

Cash Flows from Operations

Net cash provided by operations was $47 million for the six months ended June 30, 2007 compared to $171 million of net cash provided by operations in 2006.  Changes in key working capital accounts are summarized below:

Favorable (unfavorable) (In millions)	Six months ended June 30, 2007	Six months ended June 30, 2006	Change
Accounts receivable	$(127)	$(108)	$(19)
Accounts receivable – securitization	27	252	(225)
Inventories	(13)	(22)	9
Accounts payable	38	—	38

The 2007 increase in accounts receivable was primarily due to the increase in sales volume and the purchase of Kaufman. The 2007 increase in accounts receivable securitization was mainly due to the increase in accounts receivable.  Inventory increased $13 million in 2007 primarily to support seasonal business needs and the Kaufman acquisition partly offset by the sale of inventory on EPDM and Celogen  ® products.  Accounts payable increased by $38 million in 2007 primarily as a result of timing of vendor purchases and payments.

In addition, during 2007, the Company’s pension and post-retirement healthcare liabilities decreased by $6 million as compared to a decrease of $52 million in 2006.

Net cash provided by operations in 2007 was also affected by various charges and preexisting reserves.  A summary of these items and the net impact on cash flows provided by (used in) operations is as follows:

(In millions)	Net Change per Consolidated Cash Flow Statement	2007 Expense	2007 Cash Payments
Antitrust settlement costs	(75)	21	(96)
Facility closure, severance and related costs	19	25	(6)
Interest expense	(1)	46	(47)
Environmental liabilities	(14)	2	(16)
Management incentive plans	4	6	(2)
Income taxes	(11)	18	(29)

Net cash provided by operations in 2007 also reflects the impact of certain non-cash charges, including $138 million of depreciation and amortization expenses.

Cash Flows from Investing and Financing Activities

Net cash used in investing activities was $78 million for 2007, which included net proceeds from divestments of $132 million, capital expenditures of $46 million and $164 million of net cash paid for the Kaufman acquisition.

Capital expenditures for 2007 amounted to $46 million as compared with $48 million for 2006. Expenditures were primarily related to domestic and foreign facilities and environmental and other compliance requirements.

Net cash provided by financing activities was $11 million for the six months ended June 30, 2007, which included proceeds from short-term borrowings of $31 million and proceeds from the exercise of stock options of $4 million, partly offset by dividend payments of $24 million.

Other Sources and Uses of Cash

The Company expects to finance its operations and capital spending requirements for 2007 with cash flows provided by operations, proceeds from sales of businesses, available cash and cash equivalents, additional sales of accounts receivable under its securitization programs, borrowings under its revolving credit facility and other sources, including the debt capital markets.  On a full year basis, the Company expects cash from operations and anticipated divestitures to exceed cash requirements.

The Company has an accounts receivable securitization program to sell up to $275 million of domestic receivables to agent banks.  As of June 30, 2007, $155 million of domestic accounts receivable had been sold under this program.  In addition, the Company’s European subsidiaries have a separate program to sell up to approximately $175 million of their eligible accounts receivable to an agent bank.  As of June 30, 2007, $151 million of international accounts receivable had been sold under this program.

Included in cash and cash equivalents in the Company’s consolidated balance sheets at June 30, 2007 and December 31, 2006, is $1 million of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.  There are no additional legal restrictions on these cash balances.

Contractual Obligations

The Company has an available credit facility of $750 million available through July 2010 (“Credit Facility”).  There were no borrowings under the Credit Facility at June 30, 2007.  The Company also has uncommitted working capital facilities in the amount of $25 million due in August 2008 and $50 million due in August 2007, of which $75 million was outstanding at June 30, 2007.

The Company expects to contribute approximately $40 million to its international and non-qualified pension plans and post-retirement health care plans in 2007.  During the six months ended 2007, the Company made discretionary contributions of $14 million to its international plans.  The Company’s funding assumptions for its domestic pension plans assume no significant change with regard to demographics, legislation, plan provisions, or actuarial assumptions or methods to determine the estimated funding requirements.

The Company has net liabilities related to unrecognized tax benefits of $64 million and $62 million at June 30, 2007 and December 31, 2006, respectively.  At June 30, 2007, the Company anticipates payments of $8 million in 2007.  Remaining amounts are expected to be paid out in subsequent periods.

Bank Covenants and Guarantees

As a result of the May 2007 rating agency downgrade of the long-term senior unsecured debt to Ba2 by Moody’s Investors Services, the Company and the Domestic Subsidiary Guarantors were required to provide a security interest in the stock of their first tier subsidiaries and other equity interests (limited to 66% of the voting stock of first-tier foreign subsidiaries) pursuant to a covenant in the Company’s credit facility.  The Company’s credit rating at June 30, 2007 is BB+ (Stable) by Standard and Poors and Ba2 (Stable) by Moody’s Investors Services, Inc. Additionally, under the terms of the indentures for the 7% Notes due 2009, 6.875% Notes due 2016 and the 6.875% Debentures (the “Notes”), the Company would be required to grant security interest in assets on an equal and ratable basis if certain secured debt thresholds are exceeded. The Company amended its Pledge Agreement, dated July 31, 2007, such that no borrowings under the Credit Facility would require that these Notes become secured.

The Company’s various debt agreements contain covenants that limit the Company’s ability to enter into certain transactions, such as incurring additional indebtedness, increasing the Company’s dividends, and entering into acquisitions, dispositions and joint ventures.  The Company is required to report compliance with certain financial covenants to its lenders on a quarterly basis.  Under these covenants, the Company is required to maintain a leverage ratio (adjusted total debt to adjusted earnings before interest, taxes, depreciation and amortization (“Bank EBITDA”), with adjustments to both debt and earnings being made in accordance with the terms of the Credit Facility agreement) and an interest coverage ratio (Bank EBITDA to interest expense as defined in the credit facility agreement).  In February 2007, amendments were made to the interest coverage ratio and leverage ratio for the quarterly periods March 31, 2007 through September 30, 2007.  In May 2007, further amendments were made to the Credit Agreement, after the rating agency downgrade, to permit the sale of certain non-core businesses. On July 31, 2007, the Company entered into an amendment to its Credit Agreement that generally increased covenant levels for a series of events including: accounts receivable securitization; liens; investments; asset sales and the debt ceiling before security is required to be granted. The Company was in compliance with the covenants of its various debt agreements at June 30, 2007 and anticipates compliance in the future.

The Company has standby letters of credit and guarantees with various financial institutions.  At June 30, 2007, the Company had $125 million of outstanding letters of credit and guarantees primarily related to its environmental remediation liabilities, insurance obligations and a pending legal matter.

CRITICAL ACCOUNTING ESTIMATES

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes.  The Company’s estimates are based on historical experience and currently available information.   Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies footnote in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 describe the critical accounting estimates and accounting policies used in preparation of the consolidated financial statements.  Actual results in these areas could differ from management’s estimates.  There have been no significant changes in the Company’s critical accounting estimates during the first six months of 2007.

ACCOUNTING DEVELOPMENTS

Implemented in 2007

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.”  Statement No. 156 provides additional guidance for initially recognizing servicing assets and liabilities at fair value, if practical, and is effective for fiscal years beginning after September 15, 2006.  The adoption of Statement No. 156 did not have a material impact on the Company’s consolidated results of operations for the six months ended June 30, 2007 and financial position as of June 30, 2007.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. See Note 10, “Income Taxes” in the Notes to Consolidated Financial Statements under Part I, Item I of this Form 10-Q for information relating to implementation of this interpretation.

Future Implementation

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of Statement No. 157 are effective as of the beginning of the Company’s 2008 fiscal year.  The Company is assessing the impact of adopting Statement No. 157 on its financial position and its results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  The provisions of Statement No. 159 are effective as of the beginning of the Company’s 2008 fiscal year.  The Company is currently assessing the impact on its financial position and its results of operations.

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

•                  The ability to obtain increases in selling prices to offset increases in raw material and energy costs;

•                  The ability to retain sales volumes in the event of increasing selling prices;

•                  The ability to absorb fixed cost overhead in the event of lower volumes;

•                  Pension and other post-retirement benefit plan assumptions;

•                  The ability to continue to recover lost volume in our antioxidants products or execute other portions of the recovery plan for other businesses within Polymer Additives;

•                  The ability to sustain profitability in our Crop Protection business due to new generic competition,  the failure to secure new products and technology.  Additionally, the Crop Protection business is dependent on disease and pest conditions, as well as, local and regional economic conditions;

•                  The ability to sell methyl bromide due to regulatory restrictions;

•                  Changes in weather conditions which could adversely affect the seasonal selling cycles in both our Consumer Products and Crop Protection segments;

•                  Changes in the availability and/or quality of our energy and raw materials;

•                  Production capacity;

•                  The ability to collect our outstanding receivables, particularly in Brazil;

•                  Changes in interest rates and foreign currency exchange rates;

•                  Changes in technology, market demand and customer requirements;

•                  The enactment of more stringent domestic and international environmental laws and regulations;

•                  The ability to realize expected cost savings under our restructuring plans, Six Sigma and Lean manufacturing initiatives;

•                  The ability to successfully execute our portfolio divestiture plan;

•                  The ability to reduce our indebtedness levels;

•                  The ability to recover our deferred tax asset;.

•                  The ability to remain compliant with our debt covenants or obtain necessary waivers; and

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and the “Derivative Instruments and Hedging Activities” Note to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  Also refer to the Derivative Instruments and Hedging Activities footnote included in the notes to the consolidated financial statements (unaudited) included in this Form 10-Q.

The fair market value of long-term debt is subject to interest rate risk.  The Company’s long-term debt amounted to $1.06 billion at June 30, 2007.  The fair market value of such debt as of June 30, 2007 was $1.03 billion, which has been determined primarily based on quoted market prices.

The Company uses price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases.  These contracts are designated as hedges of a portion of the Company’s forecasted natural gas purchases for a rolling three-year period.  These contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based.  The differential paid or received as natural gas prices change is recognized as an adjustment to cost of products sold.  The fair value of the contracts at June 30, 2007 resulted in an unrealized loss of $2 million, which was recorded as a component of accumulated other comprehensive income (loss).  Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes.  A hypothetical ten percent increase in the cost of natural gas at June 30, 2007 would result in an increase in the fair market value of the outstanding derivatives of $3 million to an unrealized gain of $1 million; conversely, a hypothetical ten percent decrease in the cost of natural gas would result in a decrease in the fair market value of the outstanding derivatives of $3 million to an unrealized loss of $5 million.

The Company’s natural gas requirement has been reduced by approximately 30 percent as a result of the sale of the Geismar, LA facility in the second quarter.

There have been no other significant changes in market risk since December 31, 2006.

ITEM 4.  Controls and Procedures

(a) Disclosure Controls and Procedures

As of June 30, 2007, the Company’s management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective as a result of an unremediated material weakness associated with not maintaining adequate resources relating to management’s oversight and review over income taxes and the capitalization, amortization, and impairment of certain intangible assets.

Not withstanding the existence of this material weakness, our management, including our CEO and CFO, believes that the Consolidated Financial Statements included in this report fairly present in all material respect our financial condition, results of operations and cash flows for the periods presented.

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

The Company is currently enhancing its resources to ensure the timely and effective review and management oversight over income tax accounts and the capitalization, amortization, and impairment of certain intangible assets.

Management is also in the process of implementing certain additional controls intended to prevent and detect the aforementioned potential misstatements. Beginning with the first quarter of 2007 and continuing through June 2007, the Company has assigned additional resources to its tax department and implemented additional procedures that include strengthened review procedures over the tax accounts by the accounting department, and proper training and supervision within the legal and accounting departments over accounting for intangible assets. In addition, the Company is implementing new software to assist in the timely preparation and review of its tax accounts.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Antitrust Investigations

Rubber Chemicals

On May 27, 2004, the Company pled guilty to a one count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period from July 1995 to December 2001. The U.S. Federal court imposed a fine of $50 million, payable in six annual installments, without interest, beginning in 2004. In light of the Company’s cooperation with the U.S. Department of Justice (the “DOJ”), the court did not impose any period of corporate probation.  On May 28, 2004, the Company pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Canadian federal court imposed a sentence requiring the Company to pay a fine of CDN $9 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid (in U.S. dollars) $2 million in 2004, $2 million in 2005, $7 million in 2006 and $12 million in 2007 in cash, for the U.S. and Canadian fines. Remaining cash payments for the U.S. and Canadian fines are expected to equal (in U.S. dollars) approximately $16 million in 2008; and $18 million in 2009. The Company had reserves related to these settlements of $32 million and $43 million at June 30, 2007 and December 31, 2006, respectively.

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

Internal Investigation

The Company completed its internal investigation of the Company’s business and products to determine compliance with applicable antitrust law and with the Company’s antitrust guidelines and policies. During the course of its internal investigation, the Company strengthened its training and compliance programs and took certain actions with respect to certain employees, including termination of employment and other disciplinary actions.

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

Civil Lawsuits

Except for those actions indicated as being subject to a settlement agreement, dismissed by the applicable court or as otherwise provided, the actions described below under “U.S. Civil Antitrust Actions” and “Canadian Civil Antitrust Actions” are in various procedural stages of litigation.  Although the actions described below have not had a material adverse impact on the Company, we cannot predict the outcome of any of those actions. The Company will seek cost-effective resolutions of the various pending and threatened legal proceedings against the Company; however, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the

Company’s financial condition, results of operations or cash flows.  The Company has established reserves for all direct and indirect purchaser claims as of June 30, 2007.

The Company reviews its reserves for civil lawsuits on a quarterly basis.  The Company also adjusts its reserves quarterly to reflect its current best estimates.  The Company increased its reserves during the six months ended June 30, 2007 to reflect the increase in actual settlement offers and settlements in the direct and indirect purchaser lawsuits described below.

U.S. Civil Antitrust Actions

Partially Terminated Global Settlement Agreement. On January 11, 2005, the Company and plaintiff class representatives entered into a Settlement Agreement (the “Global Settlement Agreement”) that was intended to resolve, with respect to the Company, three consolidated direct purchaser class action lawsuits filed against the Company, its subsidiary Uniroyal Chemical Company, Inc., now known as Chemtura USA Corporation (referred to as “Uniroyal” for purposes of the description of the Company’s civil lawsuits), and other companies, by plaintiffs on behalf of themselves and classes consisting of all persons or entities who purchased EPDM, nitrile rubber and rubber chemicals, respectively, in the United States directly from one or more of the defendants or any predecessor, parent, subsidiary or affiliates thereof, at any time during various periods, with the earliest commencing on January 1, 1995. The complaints in the consolidated actions principally alleged that the defendants conspired to fix, raise, maintain or stabilize prices for EPDM, nitrile rubber and rubber chemicals, as applicable, sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities.  The Global Settlement Agreement provided that the Company would pay a total of $97 million, consisting of $62 million with respect to rubber chemicals, $30 million with respect to EPDM and $5 million with respect to nitrile rubber, in exchange for the final dismissal with prejudice of the foregoing three lawsuits as to the Company and a complete release of all claims against the Company set forth in the lawsuits.

In accordance with its rights under the Global Settlement Agreement, the Company terminated those parts of the settlement covering rubber chemicals and EPDM following the exercise of opt out rights by certain potential members of the applicable classes.  With respect to the EPDM portion of the claims, a settlement was reached on January 22, 2007, which settlement was approved by the court on May 8, 2007.  Seven plaintiffs have opted out of the terms of this settlement.  With respect to the rubber chemical portion of the claims, a settlement was reached on October 2, 2006.  Several plaintiffs have opted out of the terms of this settlement. The nitrile rubber portion of the Global Settlement Agreement has been approved by the United States District Court for the Western District of Pennsylvania.

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

Rubber Chemicals.  With respect to rubber chemicals, the Company and Uniroyal remain defendants in a direct federal lawsuit filed on June 29, 2006, in the United States District Court, Middle District of Tennessee by Bridgestone Americas Holding, Inc, Bridgestone Firestone North American Tire, LLC, Bandag, Incorporated, and Pirelli Tire, LLC with respect to purchases of rubber chemicals from one or both of the defendants.  This action was transferred to the United States District Court, Northern District of California.  The Company has entered into a settlement agreement resolving the claims with respect to this lawsuit, except for those claims related to Bandag, Incorporated.

The Company and certain of its subsidiaries also remain defendants in three pending indirect putative class action lawsuits for alleged violations of state law filed in state courts in Florida, Massachusetts and Pennsylvania between March 2004 and February 2005.  Two of these lawsuits are multi-product lawsuits and are described under the heading “Multi-Product Lawsuits” below. The Company has entered into a settlement agreement resolving claims with respect to four lawsuits previously pending in California, Florida, Tennessee and West Virginia.

EPDM.  With respect to EPDM, the Company remains a defendant in one pending multi-product direct federal purchaser lawsuit and has entered into a settlement agreement resolving the claims with respect to another multi-product direct federal purchaser lawsuit.  These lawsuits are described separately under the heading “Multi-Product Lawsuits” below.

The Company and certain of its subsidiaries also remain defendants in nine pending indirect putative class action lawsuits for alleged violations of state law with respect to EPDM filed in state courts in California, Florida, Iowa, Kansas, Nebraska, New Mexico, New York and Pennsylvania between May 2004 and February 2005.  Four of these lawsuits are multi-product lawsuits and are described under the heading “Multi-Product Lawsuits” below.  The Company’s motion to dismiss was granted with respect to one lawsuit previously pending in North Carolina.  The plaintiffs in another lawsuit previously pending in New York filed a motion for voluntary dismissal, which has been approved by the applicable court.

Nitrile Rubber. With respect to nitrile rubber, the Company, Uniroyal and other companies remain defendants in one multi-product direct purchaser lawsuit.  The Company has entered into a settlement agreement resolving claims with respect to another multi-product direct federal purchase lawsuit. The Company and certain of its subsidiaries also remain defendants in four pending indirect putative class action multi-product lawsuits for alleged violations of state law filed in state courts in California, Florida, New York and Pennsylvania.  These lawsuits are described under the heading “Multi-Product Lawsuits” below.

Urethanes. With respect to urethanes, the Company, Uniroyal and other companies are defendants in a consolidated federal direct purchaser class action lawsuit filed in November 2004 in the United States District Court, District of Kansas. This action consolidates twenty-six direct purchaser class action lawsuits previously described in the Company’s prior periodic reports filed with the Securities and Exchange Commission.  The Company, Uniroyal and other companies are also defendants in one multi-product direct purchaser lawsuit involving urethanes described separately under the heading “Multi-Product Lawsuits” below.

With respect to Urethanes, the Company remains a defendant in sixteen pending indirect putative class action lawsuits for alleged violations of state law filed in California, Florida, Massachusetts, New York, Pennsylvania and Tennessee, between March 2004 and February 2005.  Four of these lawsuits are multi-product lawsuits and are described under the heading “Multi-Product Lawsuits” below.

Multi-Product Lawsuits. The Company, Uniroyal and other companies are defendants in one federal direct purchaser lawsuit which is a multi-product lawsuit for alleged violations of state law.  This lawsuit was filed on February 10, 2005 in Massachusetts state court and was subsequently removed to the United States District Court, District of Massachusetts.  The claims in this lawsuit relate to purchases of any product containing rubber and urethane products, defined to include EPDM, nitrile rubber, urethanes.  The Company’s motion to dismiss this case has been denied by the court and the Company plans to appeal this dismissal.

The Company has entered into settlement agreements resolving claims with respect to a multi-product federal direct purchaser lawsuit filed on November 16, 2004, in the United States District Court, Northern District of Ohio, by Parker

Hannifin Corporation and PolyOne Corporation with respect to purchases of EPDM, nitrile rubber and polychloroprene from one or more of the defendants.  This action was transferred to the District of Connecticut.

The Company, its subsidiary Uniroyal, and other companies are defendants in four pending indirect putative purchaser class action lawsuits in four states that each involve multiple products. Two of the outstanding multi-product lawsuits relate to purchases of any product containing rubber and urethane products, defined to include rubber chemicals, EPDM, nitrile rubber and urethanes.  The remaining two outstanding multi-product lawsuits relate to purchases of any product containing rubber and urethane products, defined to include EPDM, nitrile rubber, urethanes.  An indirect purchaser class action previously pending in Massachusetts state court has been removed to the United States District Court, District of Massachusetts and is described above.  The claims with respect to rubber chemicals in three of these four lawsuits are arguably covered by the terms of the settle agreements described under “Rubber Chemicals” above.

At June 30, 2007 and December 31, 2006, the Company had remaining reserves of $43 million and $102 million, respectively, included in accrued expenses on its consolidated balance sheets relating to the remaining U.S. direct and indirect purchaser lawsuits, the federal securities class action lawsuit described under “Federal Securities Class Action” below and the shareholder derivative lawsuit described under “Shareholder Derivative Lawsuit” below.  These reserves cover all direct and indirect purchaser antitrust claims in the rubber, EPDM, urethanes and nitrile rubber civil cases.  The Company periodically reviews its accruals as additional information becomes available, and may adjust its accruals based on later occurring events.

Canadian Civil Antitrust Actions

The Company has entered into agreements settling all material liability with respect to class action claims against it brought under Canadian civil antitrust law by direct and indirect purchasers of EPDM, rubber chemicals and polyester polyols.  Certain plaintiffs have opted out of the EPDM and rubber chemicals settlement agreements, and plaintiffs will have an opportunity to opt out of the polyester polyols settlement agreement.  While the Company does not believe that the reasonable probable loss to the Company from any claims brought by, or settlements with, the plaintiffs who have opted out of the settlement agreements is material, no assurances can be given regarding the outcome of these matters.

At June 30, 2007, the Company had no remaining reserves relating to the direct and indirect purchaser lawsuits for Canadian matters.

The reserve activity for antitrust related litigation is summarized as follows:

Governmental Reserves:

(In millions)	U.S. DOJ Fines	Canada Federal Fines	Total U.S and Canada Fines	European Commission
Balance January 1, 2006	$41	$6	$47	$16
Payments	(6)	(1)	(7)	(17)
Accretion - Interest	2	1	3	—
Foreign currency translation	—	—	—	1
Balance December 31, 2006	37	6	43	$—
Accretion - Interest	1	—	1
Payments	(10)	(2)	(12)
Balance June 30, 2007	$28	$4	$32

Civil Case Reserves:

(In millions)	U.S. Civil and Securities Matters	Canada Civil Matters	Total U.S. and Canada Civil Matters
Balance January 1, 2006	$51	$6	$57
2006 Antitrust costs, excluding legal fees	81	(2)	79
Payments	(30)	(4)	(34)
Balance December 31, 2006	102	$—	102
2007 Antitrust costs, excluding legal fees	25		25
Payments	(84)		(84)
Balance June 30, 2007	$43		$43

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

ENVIRONMENTAL AND OTHER MATTERS

Environmental Matters

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts.  For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operation and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes that such costs are estimable.  The total amount accrued for such environmental liabilities at June 30, 2007 was $125 million.  The Company estimates the determinable environmental liability could range up to $170 million at June 30, 2007.  The Company’s reserves include estimates for determinable clean-up costs. During the six months ended June 30, 2007, the Company recorded a pre-tax charge of $2 million to increase its environmental liabilities and made payments of $16 million for clean-up costs, which reduced its environmental liabilities.  At certain sites, the Company has contractual agreements with certain other parties to share remediation costs.  The Company has established receivables of $11 million at June 30, 2007 to reflect probable recoveries.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed the Company’s present estimates and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations and cash flows. It is reasonably possible that the Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

The Company and some of its subsidiaries have been identified by federal, state or local governmental agencies, and by other potentially responsible parties (a “PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States.  Because in certain circumstances these laws have been construed to authorize joint and several liabilities, the EPA could seek to recover all costs involving a waste disposal site from any one of the PRPs for such site, including the Company, despite the involvement of other PRPs.  In many cases, the Company is one of several hundred PRPs so identified.  In a few instances, the Company is the sole or one of a handful of parties performing investigation and remediation.  Where other financially responsible PRPs are involved, the Company expects that any ultimate liability resulting from such matters will be apportioned between the Company and such other parties.  In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.

Conyers – Clean Air Act Investigation – The U.S. EPA is investigating alleged violations of law by the Company arising out of the General Duty Clause of the Clean Air Act, the emergency release notification requirements of the Comprehensive Environmental Response, Compensation and Liability Act and/or the Emergency Planning and Community Right to Know Act, and the Clean Water Act and is seeking a penalty and other relief in excess of one hundred thousand dollars.  The Company intends to assert all meritorious legal defenses and will continue to assess relevant facts and attempt to negotiate an acceptable settlement with the EPA.  The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s financial condition.

Legal Proceedings

Tricor – This case involves two related properties in Bakersfield, California; the Oildale Refinery (“the Refinery”) and the Mt. Poso Tank Farm (“Mt. Poso”).  The Refinery and Mt. Poso were previously owned and operated by a division of Witco Corp., a predecessor of the Company.  In 1997, the Refinery and portions of Mt. Poso was sold to Golden Bear Acquisition

Corp.  Under the terms of sale, Witco retained certain environmental obligations with respect to the Refinery and Mt. Poso.  Golden Bear operated the refinery for several years before filing bankruptcy in 2001.  Tricor Refining LLC (“Tricor”) purchased the Refinery and related assets out of bankruptcy.  In 2004, Tricor commenced an action against the Company alleging that the Company failed to comply with its environmental obligations.

In July 2007, the Court entered an order finding liability against Chemtura. A second phase of the trial, which will determine the damages to which Tricor may be entitled, is anticipated to take place in late 2007 or early 2008.  The Company will continue to defend this case vigorously. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s financial condition.

Each quarter the Company evaluates and reviews pending claims and litigation to determine appropriate reserve amounts.  As of June 30, 2007, the Company’s accrual for probable loss in all pending legal proceedings is immaterial.  In addition, the related receivable to reflect probable insurance recoveries is also immaterial.

The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters in which it is a party.  The resolution of the legal proceedings now pending or hereafter asserted against the Company or any of its subsidiaries could require the Company to pay costs or damages in excess of its present estimates, and as a result could, either individually or in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

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

ITEM 1A. Risk Factors

The Company’s risk factors have been described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  There have been no significant changes in the Company’s risk factors during the first six months of 2007.

 ITEM 6.  Exhibits

The following documents are filed as part of this report:

Number	Description

10.1

Separation Agreement and General Release dated as of April 1, 2007, by and between Chemtura Corporation and Karen R. Osar (incorporated by reference to Exhibit 10.1 to the Registrant’s May 9, 2007 Form 8-K).

10.2

Amended and Restated Asset Purchase and Sale Agreement by and among Chemtura Corporation, various subsidiaries of Chemtura Corporation and Lion Copolymer, LLC, dated as of May 16, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s May 21, 2007 Form 8-K).

10.3

Form of Amendment No. 7 to the Credit Agreement by and among Chemtura Corporation, various lenders and Citibank, N.A., as Agent, dated as of May 25, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s May 29, 2007 Form 8-K).

10.4

Separation Agreement and General Release dated as of April 1, 2007, by and between Chemtura Corporation and Marcus Meadows-Smith (incorporated by reference to Exhibit 10.1 to the Registrant’s June 5, 2007 Form 8-K).

10.5

Form of Pledge Agreement dated as of June 14, 2007, from Chemtura Corporation and other guarantors to Citibank, N.A., as Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s June 21, 2007 Form 8-K).

10.6

Form of Amendment No. 8 and Amended and Restated Credit Agreement dated as of July 31, 2007, by and among Chemtura Corporation, as Borrower, various lenders and Citibank, N.A., as Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s August 6, 2007 Form 8-K).

10.7

Form of Amended and Restated Pledge Agreement dated as of July 31, 2007, from the pledgors referred to therein to Citibank, N.A., as Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s August 6, 2007 Form 8-K).

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

CHEMTURA CORPORATION
(Registrant)

Date: August 8, 2007	/s/ Kevin V. Mahoney
Name: Kevin V. Mahoney Title: Senior Vice President and Corporate Controller

Date: August 8 , 2007	/s/ Barry J. Shainman
Name: Barry J. Shainman Title: Vice President and Secretary