Form 10-Q/A
period 2007-06-30
Chemtura CORP
filed 2007-11-08
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

AMENDMENT TO QUARTER REPORT ON FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

EXPLANATORY NOTE

Chemtura Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A for the quarterly period ended June 30, 2007 to (i) revise certain disclosures in the Notes to the Condensed Consolidated Financial Statements and (ii) revise the Company’s Consolidated Statements of Operations (Unaudited) for the quarter and six months ended June 30, 2007, Consolidated Balance Sheet (Unaudited) for the period ended June 30, 2007, Condensed Consolidated Statement of Cash Flows (Unaudited) for the six months ended June 30, 2007 and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the periods presented. The Company has provided an explanation of the revisions below.

Revised Disclosure

In the second quarter of 2007 and the six months then ended, certain international restructuring charges were classified as domestic charges for the purposes of computing the Company's second quarter income tax provision. As the Company has established a valuation allowance against the tax benefits associated with the Company's year to date 2007 domestic (U.S.) net operating losses, the Company inaccurately established a tax valuation allowance for the restructuring charges and overstated income tax expense.  The impact to correct this error in the Company's consolidated financial statements for the second quarter of 2007 and the six months then ended, is a reduction of $10 million to income tax expense and net loss, or $0.04 per diluted share (see Note 20 "Restatement"). The second quarter and six month results have been amended to reflect this change.

This Amendment No. 1 amends and restates only Items 1 and 2 of Part I of the Original Filing to reflect the restatement of the Company’s condensed consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the periods presented. The remaining items contained within this Amendment No. 1 consist of all other items originally contained in the Form 10-Q for the quarterly period ended June 30, 2007. These remaining items are not amended hereby, but are included for the convenience of the reader. Except for the foregoing amended information, this Amendment No. 1 on Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

As required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company’s principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications in connection with this Form 10-Q/A (but otherwise identical to their prior certifications) and are also furnishing, but not filing, Rule 13a-14(b) certifications in connection with this Form 10-Q/A (but otherwise identical to their prior certifications).

CHEMTURA CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements and Accompanying Notes

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Quarter and Six months ended June 30, 2007 and 2006

(In millions, except per share data)

	Quarter ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	Restated		Restated
Net sales	$1,059	$971	$1,968	$1,842

Cost of products sold	793	713	1,488	1,349
Selling, general and administrative	114	98	217	199
Depreciation and amortization	71	44	134	94
Research and development	15	18	32	32
Facility closures, severance and related costs	22	(3)	25	(3)
Antitrust costs	18	32	30	45
Merger costs	—	5	—	15
Loss on sale of assets and business	15	12	15	12
Impairment of long-lived assets	7	6	7	6
Equity income	(1)	(1)	(1)	(1)
Operating profit	5	47	21	94
Interest expense	23	29	46	58
Loss on early extinguishment of debt	—	20	—	20
Other expense (income), net	6	(3)	5	(2)

(Loss) earnings from continuing operations before income taxes	(24)	1	(30)	18
Income tax expense	(4)	4	8	10

(Loss) earnings from continuing operations	(20)	(3)	(38)	8
Earnings from discontinued operations	3	4	6	6
Gain on sale of discontinued operations	25	—	27	—
Net earnings (loss)	$8	$1	$(5)	$14

Basic earnings (loss) per common share:
(Loss) earnings from continuing operations	$(0.08)	$(0.02)	$(0.16)	$0.03
Earnings from discontinued operations	0.01	0.02	0.03	0.03
Gain on sale of discontinued operations	0.10	—	0.11	—
Net earnings (loss)	$0.03	$—	$(0.02)	$0.06

Diluted earnings (loss) per common share:
(Loss) earnings from continuing operations	$(0.08)	$(0.02)	$(0.16)	$0.03
Earnings from discontinued operations	0.01	0.02	0.03	0.03
Gain on sale of discontinued operations	0.10	—	0.11	—
Net earnings (loss)	$0.03	$—	$(0.02)	$0.06

Dividends per common share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2007 (Unaudited) and December 31, 2006

(In millions, except per share data)

	June 30,	December 31,
	2007	2006
	Restated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$76	$95
Accounts receivable	453	342
Inventories	684	660
Other current assets	214	288
Total current assets	1,427	1,385

NON-CURRENT ASSETS
Property, plant and equipment	1,077	1,147
Cost in excess of acquired net assets	1,261	1,177
Intangible assets, net	596	551
Other assets	144	139

	$4,505	$4,399

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term borrowings	$81	$48
Accounts payable	337	285
Accrued expenses	394	461
Income taxes payable	30	94
Total current liabilities	842	888

NON-CURRENT LIABILITIES
Long-term debt	1,062	1,063
Pension and post-retirement health care liabilities	437	440
Other liabilities	430	329

STOCKHOLDERS’ EQUITY
Common stock - $0.01 par value
Authorized - 500.0 shares
Issued - 253.1 shares at June 30, 2007 and 252.3 shares at December 31, 2006	3	3
Additional paid-in capital	3,019	3,005
Accumulated deficit	(1,157)	(1,128)
Accumulated other comprehensive income (loss)	36	(34)
Treasury stock at cost - 11.5 shares	(167)	(167)
Total stockholders’ equity	1,734	1,679

	$4,505	$4,399

See accompanying notes to consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30, 2007 and 2006

(In millions)

	Six months ended June 30,
Increase (decrease) in cash	2007	2006
	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(5)	$14
Adjustments to reconcile net (loss) earnings to net cash provided by operations:
Loss on sale of assets and business	15	12
Gain on sale of discontinued operations	(27)	—
Impairment of long-lived assets	7	6
Loss on early extinguishment of debt	—	20
Depreciation and amortization	138	97
Stock-based compensation expense	5	7
Equity income	(1)	(3)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(127)	(108)
Accounts receivable - securitization	27	252
Inventories	(13)	(22)
Accounts payable	38	—
Pension and post-retirement health care liabilities	(6)	(52)
Other	(4)	(52)
Net cash provided by operations	47	171

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	132	117
Payments for acquisitions, net of cash acquired	(164)	(7)
Merger transaction costs paid	—	(8)
Capital expenditures	(46)	(48)
Net cash (used in) provided by investing activities	(78)	54

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on credit facility	—	(389)
Proceeds from long-term borrowings	—	497
Payments on long term borrowings	—	(165)
Proceeds from (payments on) short-term borrowings	31	(48)
Premium paid on early extinguishment of debt	—	(16)
Payments for debt issuance costs	—	(5)
Dividends paid	(24)	(24)
Repayment of life insurance policy loan	—	(10)
Proceeds from exercise of stock options	4	3
Other financing activities	—	(2)
Net cash provided by (used in) financing activities	11	(159)

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	1	4
Change in cash and cash equivalents	(19)	70
Cash and cash equivalents at beginning of period	95	139
Cash and cash equivalents at end of period	$76	$209

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

2) COMPREHENSIVE INCOME (LOSS)

An analysis of the Company’s comprehensive income (loss) follows:

	Quarter ended June 30,		Six months ended June 30,
(In millions)	2007	2006	2007	2006
	Restated		Restated
Net (loss) earnings	$8	$1	$(5)	$14
Other comprehensive income
Foreign currency translation adjustments	59	38	61	56
Unrecognized pension and other post-retirement benefit costs (net of tax)	2	—	3	—
Change in fair value of derivatives (net of tax)	—	(2)	6	(10)
Comprehensive income	$69	$37	$65	$60

The components of accumulated other comprehensive income (loss) at June 30, 2007 and December 31, 2006 are as follows:

	June 30,	December 31,
(In millions)	2007	2006
Foreign currency translation adjustment	$168	$107
Unrecognized pension and other post-retirement benefit costs (net of tax)	(131)	(134)
Fair value of derivatives (net of tax)	(1)	(7)
Accumulated other comprehensive income (loss)	$36	$(34)

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

10) INCOME TAXES-RESTATED

The Company reported an income tax benefit from continuing operations for the quarter ended June 30, 2007 and income tax expense from continuing operations for the quarter ended June 30, 2006 of $4 million and $4 million, respectively and income tax expense from continuing operations for the six months ended June 30, 2007 and June 30, 2006 of $8 million and $10 million, respectively. The Company has established a valuation allowance against the tax benefits associated with the Company’s year to date U.S. net operating loss. The Company will continue to adjust its tax provision rate through the establishment, or release, of the non-cash valuation allowance attributable to currently generated U.S. pre-tax losses until such time as the U.S. operations have evidenced the ability to consistently generate income such that in future years the Company can expect that the deferred tax assets can be utilized on a more likely than not basis. The Company also provides a valuation allowance against its pre-tax losses in numerous countries including Switzerland, Spain, Canada, Germany and Argentina.

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

19) GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA

The Company’s obligations under its 7% Notes due 2009, 6.875% Notes due 2016 and 6.875% Debentures due 2026 are jointly and severally, fully and unconditionally guaranteed by certain wholly-owned domestic subsidiaries of the Company that guarantee the Company’s $750 million credit facility. The Company’s subsidiaries that do not guarantee the Notes are referred to as the “Non-Guarantor Subsidiaries”. The Guarantor Condensed Consolidating Financial Data presented below presents the statements of operations, balance sheets and statements of cash flow data: (i) for Chemtura Corporation (the “Parent Company”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Chemtura Corporation’s historical reported financial information); (ii) for the Parent Company, alone (accounting for its Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) for the Guarantor Subsidiaries alone; and (iv) for the Non-Guarantor Subsidiaries alone.

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

Condensed Consolidating Statement of Operations

Quarter ended June 30, 2007

(In millions)

					Non-
			Parent	Guarantor	Guarantor
Restated	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$1,059	$(398)	$393	$349	$715

Cost of products sold	793	(398)	292	253	646
Selling, general and administrative	114	—	30	31	53
Depreciation and amortization	71	—	15	37	19
Research and development	15	—	5	3	7
Facility closures, severance and related costs	22	—	7	1	14
Antitrust costs	18	—	18	—	—
Loss on sale of assets and business	15	—	15	—	—
Impairment of long-lived assets	7	—	3	4	—
Equity income	(1)	—	—	—	(1)

Operating profit (loss)	5	—	8	20	(23)

Interest expense	23	—	21	4	(2)
Other expense (income), net	6	—	14	5	(13)
Equity in net (earnings) loss of subsidiaries from continuing operations	—	33	(19)	(14)	—

(Loss) earnings from continuing operations before income taxes	(24)	(33)	(8)	25	(8)
Income tax expense	(4)	—	2	1	(7)

(Loss) earnings from continuing operations	(20)	(33)	(10)	24	(1)
Earnings from discontinued operations	3		1	—	2
Gain on sale of discontinued operations	25	—	17	—	8

Net earnings (loss)	$8	$(33)	$8	$24	$9

Condensed Consolidating Statement of Operations

Six months ended June 30, 2007

(In millions)

					Non-
			Parent	Guarantor	Guarantor
Restated	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$1,968	$(769)	$740	$587	$1,410

Cost of products sold	1,488	(769)	578	436	1,243
Selling, general and administrative	217	—	76	51	90
Depreciation and amortization	134	—	34	64	36
Research and development	32	—	12	6	14
Facility closures, severance and related costs	25	—	10	1	14
Antitrust costs	30	—	30	—	—
Loss on sale of assets and business	15	—	15	—	—
Impairment of long-lived assets	7	—	3	4	—
Equity (income) expense	(1)	—	—	1	(2)

Operating profit (loss)	21	—	(18)	24	15

Interest expense	46	—	44	10	(8)
Other expense (income), net	5	—	24	6	(25)
Equity in net (earnings) loss of subsidiaries from continuing operations	—	112	(62)	(50)	—

(Loss) earnings from continuing operations before income taxes	(30)	(112)	(24)	58	48
Income tax expense	8	—	2	3	3

(Loss) earnings from continuing operations	(38)	(112)	(26)	55	45
Earnings from discontinued operations	6	—	2	—	4
Gain on sale of discontinued operations	27	—	19	—	8

Net (loss) earnings	$(5)	$(112)	$(5)	$55	$57

Condensed Consolidating Balance Sheet

as of June 30, 2007

(In millions)

					Non-
			Parent	Guarantor	Guarantor
Restated	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
ASSETS
Current assets	$1,427	$—	$262	$264	$901
Intercompany receivables	—	(12,171)	8,098	812	3,261
Investment in subsidiaries	—	(8,841)	4,107	214	4,520
Property, plant and equipment	1,077	—	290	318	469
Cost in excess of acquired net assets	1,261	—	146	526	589
Other assets	740	—	147	308	285
Total assets	$4,505	$(21,012)	$13,050	$2,442	$10,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$842	$—	312	238	292
Intercompany payables	—	(12,171)	9,595	24	2,552
Long-term debt	1,062	—	635	423	4
Other long-term liabilities	867	—	257	246	364
Total liabilities	2,771	(12,171)	10,799	931	3,212
Stockholders’ equity	1,734	(8,841)	2,251	1,511	6,813
Total liabilities and stockholders’ equity	$4,505	$(21,012)	$13,050	$2,442	$10,025

Condensed Consolidating Statement of Cash Flows

Six Months ended June 30, 2007

(In millions)

					Non-
			Parent	Guarantor	Guarantor
Restated	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(5)	$(112)	$(5)	$55	$57
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operations:
Loss on sale of assets and business	15	—	15	—	—
Gain on sale of discontinued operations	(27)	—	(19)	—	(8)
Impairment of long-lived assets	7	—	3	4	—
Depreciation and amortization	138	—	38	64	36
Stock-based compensation expense	5	—	5	—	—
Equity income	(1)	—	—	1	(2)
Changes in assets and liabilities, net	(85)	112	(118)	(102)	23
Net cash provided by (used in) operations	47	—	(81)	22	106

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	132	—	83	—	49
Payments for acquisitions, net of cash acquired	(164)	—	—	—	(164)
Capital expenditures	(46)	—	(15)	(18)	(13)
Net cash provided by (used in) investing activities	(78)	—	68	(18)	(128)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) short-term borrowings	31	—	35	(2)	(2)
Dividends paid	(24)	—	(24)	—	—
Proceeds from exercise of stock options	4	—	4	—	—
Net cash provided by (used in) financing activities	11	—	15	(2)	(2)

CASH
Effect of exchange rates on cash and cash equivalents	1	—	—	—	1
Change in cash and cash equivalents	(19)	—	2	2	(23)
Cash and cash equivalents at beginning of period	95	—	2	2	91
Cash and cash equivalents at end of period	$76	$—	$4	$4	$68

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

20) RESTATEMENT

In the second quarter of 2007 and the six months then ended, certain international restructuring charges were classified as domestic charges for the purposes of computing the Company's second quarter income tax provision. As the Company has established a valuation allowance against the tax benefits associated with the Company's year to date 2007 domestic (U.S.) net operating losses, the Company inaccurately established a tax valuation allowance for the restructuring charges and overstated income tax expense. The impact to correct this error in the Company's consolidated financial statements for the second quarter of 2007 and the six months then ended, is a reduction of $10 million to income tax expense and net loss, or $0.04 per diluted share. A summary of the effects of this restatement on the consolidated financial statement is as follows:

	Quarter ended June 30, 2007		Six months ended June 30, 2007
	As Reported	As Restated	As Reported	As Restated
Consolidated Statement of Operations (Unaudited)
Income tax expense (benefit)	$6	$(4)	$18	$8
Loss from continuing operations	(30)	(20)	(48)	(38)
Net (loss) earnings	(2)	8	(15)	(5)
Loss from continuing operations per basic share	(0.12)	(0.08)	(0.20)	(0.16)
Net (loss) earnings per basic share	(0.01)	0.03	(0.06)	(0.02)
Loss from continuing operations per diluted share	(0.12)	(0.08)	(0.20)	(0.16)
Net (loss) earnings per diluted share	(0.01)	0.03	(0.06)	(0.02)

	Six months ended June 30, 2007
	As Reported	As Restated
Condensed Consolidated Statements of Cash Flows (Unaudited)
Net (loss) earnings	$(15)	$(5)
Changes in assets and liabilities, net of assets acquired and liabilities assumed - Other	6	(4)

	As of June 30, 2007
	As Reported	As Restated
Consolidated Balance Sheet (Unaudited)
Other assets	$134	$144
Total assets	4,495	4,505
Accumulated deficit	(1,167)	(1,157)
Total stockholders’ equity	1,724	1,734
Total liabilities & stockholders’ equity	4,495	4,505

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

Loss on sale of assets and business represents $15 million in 2007 related to the sale of the Celogen® business in June 2007 and $12 million in 2006 related to the sale of Industrial Water Additives in May 2006.

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

The Company recorded an income tax benefit of $4 million in the second quarter of 2007 as compared with income tax expense of $4 million the same quarter in 2006. The Company’s valuation allowance against tax benefits associated with the Company’s U.S. net operating loss decreased approximately $4 million. Included in income tax expense is foreign tax benefit of $11 million and tax expense of $9 million in 2007 and 2006, respectively, and other changes to uncertain tax positions.

Loss from continuing operations for the second quarter of 2007 was $20 million and $3 million for the second quarter of 2006.

Discontinued operations in the second quarter of 2007 reflect the gain of $25 million (net of $13 million of tax expense) and earnings of $3 million (net of $2 million of tax expense) related to the sale of the EPDM business. Discontinued operations for the second quarter of 2006 reflects the earnings from the EPDM business of $4 million (net of $2 million of tax expense).

Net earnings for the second quarter of 2007 was $8 million as compared with earnings of $1 million for the second quarter of 2006.

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

The Company’s income tax expense decreased $2 million for the six months ended June 30, 2007 compared with the same six month period in 2006. The Company provided a valuation allowance against tax benefits of $11 million associated with the Company’s year to date U.S. net operating loss. The tax provision related to foreign operations in 2007 and 2006 was $3 million and $25 million, respectively and other changes to uncertain tax positions.

Loss from continuing operations for the first half of 2007 was $38 million, compared with earnings of $8 million in the first half of 2006.

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

Net loss for the six-month period ended June 30, 2007 was $5 million as compared to earnings of $14 million for the six months ended June 30, 2006.

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

Increases in net sales reflected the Company’s ability to regain sales volume in antioxidant and PVC plastic additives products which accounted for $33 million of the improvement as well as $12 million related to the effect of favorable currency translation.  Additionally, selling price increases of $12 million reflect the Company’s ability to pass through a portion of the escalating cost of raw materials. Operating profit for the first half of 2007 was most significantly impacted by a net $24 million of raw material and energy cost increases. Additionally, operating profit reflected $3 million of unfavorable foreign currency translation which was partially offset by a net $4 million increase due to higher volumes and $3 million in favorable cost and manufacturing variances.

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

The 2007 increase in accounts receivable was primarily due to the increase in sales volume and the purchase of Kaufman. The 2007 increase in accounts receivable securitization was mainly due to the increase in accounts receivable. Inventory increased $13 million in 2007 primarily to support seasonal business needs and the Kaufman acquisition partly offset by the sale of inventory on EPDM and Celogen  ®. products. Accounts payable increased by $38 million in 2007 primarily as a result of timing of vendor purchases and payments.

In addition, during 2007, the Company’s pension and post-retirement healthcare liabilities decreased by $6 million as compared to a decrease of $52 million in 2006.

Net cash provided by operations in 2007 was also affected by various charges and preexisting reserves. A summary of these items and the net impact on cash flows provided by (used in) operations is as follows:

(In millions)	Net Change per Consolidated Cash Flow Statement	2007 Expense	2007 Cash Payments
Antitrust settlement costs	(75)	21	(96)
Facility closure, severance and related costs	19	25	(6)
Interest expense	(1)	46	(47)
Environmental liabilities	(14)	2	(16)
Management incentive plans	4	6	(2)
Income taxes	(21)	8	(29)

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

(b)  Changes in Internal Control Over Financial Reporting

During the course of the Company’s evaluation of internal controls over financial reporting at December 31, 2006, management identified that the Company did not maintain adequate resources in its accounting and tax functions; therefore, management’s oversight and review related to certain accounts and analysis was not timely or effective. This deficiency resulted in material misstatements in the Company’s preliminary 2006 income tax and patent and trademark accounts which were corrected prior to the filing of the Company’s December 31, 2006 Form 10-K and a misstatement in the income tax provision for the three and six month period ended June 30, 2007.

Other than described below, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 or subsequent to the date the Company completed its evaluation, that have materially affected or reasonably likely to materially affect,  the Company’s internal control over financial reporting.

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

CHEMTURA CORPORATION (Registrant)

Date: November 8, 2007	/s/ Kevin V. Mahoney
Name: Kevin V. Mahoney Title: Senior Vice President and Corporate Controller

Date: November 8, 2007	/s/ Barry J. Shainman
Name: Barry J. Shainman Title: Vice President and Secretary