Form 10-Q
period 2007-09-30
Chemtura CORP
filed 2007-11-08
CIK 1091862

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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
(203) 573-2000 (Registrant's telephone number, including area code)
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

☒ Yes                                                           ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filed. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer    ☒                   Accelerated Filer    ☐                     Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes                                                         ☒ No

The number of shares of common stock outstanding as of the latest practicable date is as follows:

Class	Number of shares outstanding at September 30, 2007
Common Stock - $.01 par value	241,963,346

CHEMTURA CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2007

PART I.    FINANCIAL INFORMATION
ITEM 1.    Financial Statements and Accompanying Notes

CHEMTURA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
Quarter and Nine months ended September 30, 2007 and 2006
(In millions, except per share data)

	Quarter ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net sales	$950	$873	$2,918	$2,715
Cost of products sold	737	663	2,225	2,012
Selling, general and administrative	94	101	311	300
Depreciation and amortization	59	49	193	143
Research and development	15	16	47	48
Facility closures, severance and related costs	9	1	34	(2)
Antitrust costs	2	26	32	71
Merger costs	—	1	—	16
(Gain) loss on sale of assets and businesses	(1)	(1)	14	11
Impairment of long-lived assets	9	74	16	80
Equity income	(1)	(1)	(2)	(2)

Operating profit (loss)	27	(56)	48	38
Interest expense	21	23	67	81
Loss on early extinguishment of debt	—	24	—	44
Other expense, net	6	4	11	2

Loss from continuing operations before income taxes	—	(107)	(30)	(89)
Income tax (benefit) expense	(4)	(18)	4	(8)

Earnings (loss) from continuing operations	4	(89)	(34)	(81)
Earnings from discontinued operations	—	3	6	9
(Loss) gain on sale of discontinued operations	(2)	46	25	46

Net earnings (loss)	$2	$(40)	$(3)	$(26)

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.02	$(0.37)	$(0.14)	$(0.34)
Earnings from discontinued operations	—	0.01	0.03	0.04
(Loss) gain on sale of discontinued operations	(0.01)	0.19	0.10	0.19

Net earnings (loss)	$0.01	$(0.17)	$(0.01)	$(0.11)

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.02	$(0.37)	$(0.14)	$(0.34)
Earnings from discontinued operations	—	0.01	0.03	0.04
(Loss) gain on sale of discontinued operations	(0.01)	0.19	0.10	0.19

Net earnings (loss)	$0.01	$(0.17)	$(0.01)	$(0.11)

Dividends per common share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2007 (Unaudited) and December 31, 2006
(In millions, except per share data)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$114	$95
Accounts receivable	348	342
Inventories	661	660
Other current assets	213	288

Total current assets	1,336	1,385

NON-CURRENT ASSETS
Property, plant and equipment	1,049	1,147
Cost in excess of acquired net assets	1,277	1,177
Intangible assets, net	595	551
Other assets	156	139

	$4,413	$4,399

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings	$5	$48
Accounts payable	270	285
Accrued expenses	381	461
Income taxes payable	45	94

Total current liabilities	701	888

NON-CURRENT LIABILITIES
Long-term debt	1,060	1,063
Pension and post-retirement health care liabilities	437	440
Other liabilities	421	329
STOCKHOLDERS' EQUITY
Common stock — $0.01 par value
Authorized — 500.0 shares
Issued — 253.5 shares at September 30, 2007 and 252.3 shares at December 31, 2006	3	3
Additional paid-in capital	3,025	3,005
Accumulated deficit	(1,167)	(1,128)
Accumulated other comprehensive income (loss)	100	(34)
Treasury stock at cost — 11.5 shares	(167)	(167)

Total stockholders' equity	1,794	1,679

	$4,413	$4,399

See accompanying notes to consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30, 2007 and 2006
(In millions)

	Nine months ended September 30,
Increase (decrease) in cash
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3)	$(26)
Adjustments to reconcile net loss to net cash provided by operations:
Loss on sale of assets and businesses	14	11
Gain on sale of discontinued operations	(25)	(46)
Impairment of long-lived assets	16	80
Loss on early extinguishment of debt	—	44
Depreciation and amortization	197	148
Stock-based compensation expense	8	10
Equity income	(2)	(7)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	1	51
Accounts receivable — securitization	24	214
Inventories	23	(5)
Accounts payable	(33)	(49)
Pension and post-retirement health care liabilities	(10)	(59)
Other	(39)	(84)

Net cash provided by operations	171	282

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	157	136
Payments for acquisitions, net of cash acquired	(164)	(7)
Merger transaction costs paid	—	(8)
Capital expenditures	(73)	(78)

Net cash (used in) provided by investing activities	(80)	43

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on credit facility, net	—	(414)
Proceeds from long term borrowings	—	497
Payments on long term borrowings	—	(324)
Payments on short term borrowings	(46)	(14)
Premium paid on early extinguishment of debt	—	(36)
Payments for debt issuance costs	—	(6)
Dividends paid	(36)	(36)
Repayment of life insurance policy loan	—	(10)
Proceeds from exercise of stock options	7	3
Other financing activities	(1)	(2)

Net cash used in financing activities	(76)	(342)

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	4	5

Change in cash and cash equivalents	19	(12)
Cash and cash equivalents at beginning of period	95	139

Cash and cash equivalents at end of period	$114	$127

See accompanying notes to consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Consolidated Financial Statements

The information in the foregoing consolidated financial statements for the quarter and nine months ended September 30, 2007 and September 30, 2006 is unaudited, but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature, except as otherwise disclosed in the accompanying notes to the consolidated financial statements.

The foregoing consolidated financial statements include the accounts of Chemtura Corporation and its wholly-owned and majority-owned subsidiaries that it controls, collectively referred to as "the Company." Other affiliates in which the Company has a 20% to 50% ownership interest or a non-controlling majority interest are accounted for in accordance with the equity method. Other investments in which the Company has less than 20% ownership are recorded at cost. All significant intercompany balances and transactions have been eliminated.

Certain financial information included in the annual financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain reclassifications have been made to prior period financial information to conform to the current period presentation. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's 2006 Annual Report on Form 10-K. The consolidated results of operations for the quarter and nine months ended September 30, 2007 are not necessarily indicative of the results expected for the full year.

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

Other expense, net

The following table is a summary of items included in other expense, net, in the consolidated statements of operations for all periods presented.

	Quarter ended September 30,		Nine months ended September 30,
(In millions)
	2007	2006	2007	2006
Cost of securitization programs	$5	$4	$16	$10
Foreign exchange (gain) loss	—	3	(6)	2
Interest income	(1)	(1)	(4)	(8)
Minority interest loss (income)	3	(1)	5	2
Equity income — Davis Standard LLC	—	(3)	—	(6)
Other items, individually less than $1	(1)	2	—	2

Other expense, net	$6	$4	$11	$2

Other Items

Cash and cash equivalents include bank term deposits with original maturities of three months or less. Included in cash and cash equivalents is $2 million of restricted cash in the Company's consolidated balance sheets at September 30, 2007 and December 31, 2006 that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.

Included in accounts receivable are allowances for doubtful accounts of $33 million and $32 million at September 30, 2007 and December 31, 2006, respectively.

During the first nine months of 2007 and 2006, the Company made interest payments of approximately $67 million and $81 million, respectively. During the first nine months of 2007 and 2006, the Company made payments for income taxes (net of refunds) of $35 million and $55 million, respectively.

Loss on sale of discontinued operations in the third quarter of 2007 reflects a loss of $2 million (net of $1 million of tax) related to the sale of the EPDM business. Earnings from discontinued operations in the third quarter of 2007 included a loss of $1 million, with no significant tax impact, related to the EPDM business, which was offset by earnings of $1 million (net of $1 million of tax) related to the OrganoSilicones business. Discontinued operations for the third quarter of 2006 reflects a gain on sale of discontinued operations of $46 million (net of $21 million of tax) related to the sale of the OrganoSilicones business and earnings from discontinued operations of $3 million (net of $2 million of tax) related to the EPDM business.

Gain on sale of discontinued operations in the nine months ended September 30, 2007 of $25 million, represents $23 million (net of $12 million of tax) related to the sale of the EPDM business and $2 million (net of $1 million tax) related to the sale of the OrganoSilicones business. Earnings from discontinued operations in the nine months ended September 30, 2007 of $6 million includes $5 million (net of $2 million of tax) related to the EPDM business and $1 million (net of $1 million of tax) related to the OrganoSilicones business. Discontinued operations for the nine months ended September 30, 2006 reflects a gain on sale of discontinued operations of $46 million (net of $21 million of tax) related to the sale of the OrganoSilicones business and earnings from discontinued operations of $9 million (net of $5 million of tax) related to the EPDM business.

ACCOUNTING DEVELOPMENTS

Implemented in 2007

In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140." Statement No. 156 provides additional guidance for initially recognizing servicing assets and liabilities at fair value, if practical, and is effective for fiscal years beginning after September 15, 2006. The adoption of Statement No. 156 did not have a material impact on the Company's consolidated results of operations for the nine months ended September 30, 2007 and financial position as of September 30, 2007.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, "Accounting for Income Taxes." Under FIN 48, the Company may recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. See Note 10, "Income Taxes" for information relating to implementation of this interpretation.

Future Implementation

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of Statement No. 157 are effective as of the beginning of the Company's 2008 fiscal year. The Company is assessing the impact of adopting Statement No. 157 on its financial position and results of operations.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The provisions of Statement No. 159 are effective as of the beginning of the Company's 2008 fiscal year. The Company is currently assessing the impact on its financial position and its results of operations.

2) COMPREHENSIVE INCOME (LOSS)

An analysis of the Company's comprehensive income (loss) follows:

	Quarter ended September 30,		Nine months ended September 30,
(In millions)
	2007	2006	2007	2006
Net earnings (loss)	$2	$(40)	$(3)	$(26)
Other comprehensive income (loss)
Foreign currency translation adjustments (net of tax)	63	22	124	78
Unrecognized pension and other post-retirement benefit costs (net of tax)	1	—	4	—
Change in fair value of derivatives (net of tax)	—	(3)	6	(13)

Comprehensive income (loss)	$66	$(21)	$131	$39

The components of accumulated other comprehensive income (loss) at September 30, 2007 and December 31, 2006 are as follows:

(In millions)	September 30, 2007	December 31, 2006
Foreign currency translation adjustment	$231	$107
Unrecognized pension and other post-retirement benefit costs (net of tax)	(130)	(134)
Fair value of derivatives (net of tax)	(1)	(7)

Accumulated other comprehensive income (loss)	$100	$(34)

Reclassifications from other comprehensive income (loss) to cost of products sold related to the Company's natural gas price swap contracts aggregated to $1 million pre-tax loss and $1 million pre-tax gain during the quarters ended September 30, 2007 and 2006, respectively, and $10 million pre-tax loss and $8 million pre-tax gain during the nine months ended September 30, 2007 and 2006, respectively.

3) RESTRUCTURING ACTIVITIES

The Company has commenced a world-wide restructuring program to improve performance and growth which is comprised of several components:

  •
  On April 4, 2007, the Company announced the realignment of its business segments, streamlining of the organization, reevaluation of its manufacturing footprint and the redirection of efforts to focus on end-use markets. In June 2007, the Company identified approximately 600 position reductions, approved several locations for closure and is continuing to evaluate additional locations. As a result of these actions, the Company recorded pre-tax charges for severance totaling $25 million as of September 30, 2007 to facility closures, severance and related costs in the consolidated statement of operations, of which $3 million was recorded in the third quarter, $20 million in the second quarter and $2 million in the first quarter of 2007. The Company is continuing to evaluate its workforce and operating facilities and additional restructuring charges may result.

  •
  On June 4, 2007, the Company formally announced its plan to close the antioxidant facilities at Pedrengo and Ravenna, Italy, and two intermediate chemical product lines at Catenoy, France. The actions, which are in addition to the restructuring plan announced on April 4, 2007, impact approximately 190 employees. The Company recorded pre-tax charges of $47 million during the nine months ended September 30, 2007 ($10 million primarily for severance was recorded to facility closures, severance and related costs; $32 million of accelerated depreciation was recorded to depreciation and amortization expense; $1 million of accelerated asset retirement obligations were recognized in cost of products sold; and a $4 million asset impairment charge was recorded to impairment of long-lived assets). Of these charges, $5 million was recorded in the third quarter, $32 million in the second quarter and $10 million in the first quarter of 2007.

Additionally, as of December 31, 2006, the Company had accrued $7 million for 2006 programs and $12 million related to 2004 and previous years programs for charges related to facility closures and employee reductions at several of its manufacturing and research and development facilities around the world, as well as amounts unrecoverable under future lease commitments at its Tarrytown, NY facility. During the first half of 2007, the Company reversed $4 million of the reserve related to its Tarrytown, NY facility due to the sublet of additional space at that location and recorded $1 million of pre-tax charges for severance related to the 2006 program.

A summary of charges for the Company's cost savings and restructuring programs are as follows:

(In millions)	Severance and Related Costs	Other Facility Closure Costs	Total
Balance at January 1, 2007	$9	$10	$19
2007 charges	36	(2)	34
Cash payments	(15)	(1)	(16)

Balance at September 30, 2007	$30	$7	$37

At September 30, 2007, $36 million of the above reserves was included in accrued expenses and $1 million was included in other liabilities on the consolidated balance sheet. At December 31, 2006, $13 million was included in accrued expenses and $6 million was included in other liabilities.

4) ACQUISITIONS AND DIVESTITURES

Kaufman Acquisition

On January 31, 2007, the Company completed the acquisition of the stock of Kaufman Holdings Corporation ("Kaufman") for $160 million plus an additional $4 million for working capital adjustments. Additionally, a deferred payment of $5 million will be paid to the sellers on the second anniversary of the closing date, subject to any indemnification claims.

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

The total Kaufman purchase price of $169 million includes $60 million of cost in excess of acquired net assets, $58 million of intangible assets, $46 million of net working capital, $42 million of property, plant and equipment, $2 million of other assets offset by $39 million of other long term liabilities.

Kaufman reported net sales of $205 million in 2006. The Kaufman acquisition compliments the Company's existing Performance Specialties segment offering related products in key customer areas, providing the opportunity to strengthen alliances with major suppliers, and offering potential distribution synergies.

EPDM Divestiture

On June 29, 2007, the Company completed the sale of its EPDM business, the Celogen® foaming agents product line related to rubber chemicals, and its Geismar, Louisiana facilities to Lion Copolymer, LLC, an affiliate of Lion Chemical Capital, LLC ("Lion") for cash proceeds of $137 million, plus $16 million in promissory notes payable in seven biweekly installments starting on July 5, 2007. All seven payments have been received as of September 30, 2007. The Company reported a net of tax gain of $9 million ($23 million related to the sale of the EPDM business in discontinued operations and a loss of $14 million related to the sale of foaming agents in continuing operations). The Company utilized the cash proceeds to reduce debt associated with the Kaufman acquisition. The assets sold include $23 million in accounts receivable, $36 million in inventories and $63 million of assets at the Company's manufacturing facilities.

Net sales, pre-tax earnings and earnings from discontinued operations for 2007 and 2006 are as follows:

	Quarter ended September 30,		Nine months ended September 30,
(In millions)
	2007	2006	2007	2006
Net sales	2	$43	$98	$134

Pre-tax (loss) earnings from discontinued operations	$(1)	$5	$7	$14
Income tax expense	—	(2)	(2)	(5)

(Loss) earnings from discontinued operations	$(1)	$3	$5	$9

In connection with this sale, the Company and Lion entered into certain transitional service and supply agreements for periods initially ranging from 90 days to six months. Such agreements may be extended at the mutual consent of both parties. Since June 30, 2007, the Company does not have any continuing involvement in the EPDM business. The Company continues to manufacture and market its remaining rubber chemicals product lines.

Marshall

On July 31, 2007, the Company completed the sale of its organic peroxides business located at the Company's Marshall, Texas facility. As a result, the Company recorded a pre-tax asset impairment charge of $4 million in the quarter ended June 30, 2007, to reduce the carrying value of the property, plant and equipment to be sold to its estimated fair value.

OrganoSilicones Divestiture

During the first quarter of 2007, the Company recorded a gain on sale of discontinued operations of $2 million (net of income taxes of $1 million) arising from the final settlement of additional contingent earn-out proceeds related to the sale of the OrganoSilicones business.

During the third quarter of 2007, the Company recorded earnings from discontinued operations of $2 million (net of income taxes of $1 million) related to the sale of the OrganoSilicones business.

Optical Monomers Divestiture

On October 31, 2007, the Company announced the sale of its optical monomers business to Acomon AG which includes the Company's Ravenna, Italy manufacturing facility.

5) ACCOUNTS RECEIVABLE PROGRAMS

The Company has a domestic accounts receivable securitization program to provide funding for up to $275 million of domestic receivables to agent banks. Accounts receivable sold under this program were $167 million and $140 million as of September 30, 2007 and December 31, 2006, respectively. Under the domestic program, certain subsidiaries of the Company sell their accounts receivable to a special purpose entity (SPE) that has been created for the purpose of acquiring such receivables and selling an undivided interest therein to agent banks. In accordance with the domestic sale agreement, the agent banks purchase an undivided ownership interest in the accounts receivable owned by the SPE. The amount of such undivided ownership interest will vary based on the level of eligible accounts receivable as defined in the agreement. In addition, the agent banks retain a security interest in all the receivables owned by the SPE, which was $157 million and $143 million as of September 30, 2007 and December 31, 2006, respectively. The balance of the unsold receivables owned by the SPE is included in the Company's accounts receivable balance on the consolidated balance sheet.

In addition, the Company's European subsidiaries have a separate program to sell up to approximately $225 million of their eligible accounts receivable to an agent bank as of September 30, 2007. International accounts receivable sold under this program were $136 million and $139 million as of

September 30, 2007 and December 31, 2006, respectively. Under the international program, certain foreign subsidiaries of the Company sell eligible accounts receivable directly to an agent bank.

The total costs associated with these programs of $5 million and $4 million for the quarters ended September 30, 2007 and 2006, respectively, and $16 million and $10 million for the nine months ended September 30, 2007 and 2006, respectively, are included in other expense, net in the consolidated statements of operations. During the period, the Company had an obligation to service the accounts receivable sold under its domestic and international programs. The Company has treated the transfer of receivables under its domestic and international receivable programs as a sale of accounts receivable.

6) INVENTORIES

Components of inventories are as follows:

(In millions)	September 30, 2007	December 31, 2006
Finished goods	$444	$457
Work in process	34	37
Raw materials and supplies	183	166

	$661	$660

Included in the net inventory balances are inventory obsolescence reserves of approximately $46 million and $53 million at September 30, 2007 and December 31, 2006, respectively.

7) PROPERTY, PLANT AND EQUIPMENT

(In millions)	September 30, 2007	December 31, 2006
Land and improvements	$75	$76
Buildings and improvements	284	308
Machinery and equipment	1,321	1,528
Information systems equipment	163	164
Furniture, fixtures and other	50	47
Construction in progress	84	84

	1,977	2,207
Less accumulated depreciation	928	1,060

	$1,049	$1,147

Depreciation expense from continuing operations amounted to $48 million and $40 million for the quarters ended September 30, 2007 and 2006, respectively, and $163 million and $112 million for the nine months ended September 30, 2007 and 2006, respectively. Depreciation expense from continuing operations includes accelerated depreciation of certain fixed assets associated with the Company's restructuring programs of $10 million and $3 million for the quarters ended September 30, 2007 and 2006, respectively, and $46 million and $9 million for the nine months ended September 30, 2007 and 2006, respectively.

The Company recorded a charge of $16 million for the impairment of long-lived assets during the nine-month period ended September 30, 2007 in accordance with FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Included in this charge is $4 million related to the reduction in value of certain equipment related to the sale of the Company's Marshall, Texas facility in July 2007, $4 million related to the write-off of construction in-progress at certain facilities affected by the restructuring programs announced in the second quarter, and an $9 million reduction in value of certain assets in the third quarter of 2007, primarily related to the Company's Ravenna, Italy facility.

The Company recorded an impairment charge of $80 million for the nine month period ended September 30, 2006, which included the impairment of goodwill of $52 million (See Note 8, "Goodwill and Intangible Assets") and the impairment of certain tangible and intangible assets of $22 million related to the Fluorine business in the third quarter of 2006, and the impairment of retained long-lived assets of the IWA business of $6 million in the second quarter of 2006.

8) GOODWILL AND INTANGIBLE ASSETS

Goodwill by reportable segment is as follows:

(In millions)	December 31, 2006	Kaufman Acquisition	Adoption of FIN 48	Sale of EPDM	Foreign Currency Translation/ Other	September 30, 2007
Polymer Additives	$458	$—	$(3)	$—	$21	$476
Performance Specialties	104	60	—	—	5	169
Consumer Products	554	—	(5)	—	25	574
Crop Protection	57	—	—	—	—	57
Other	4	—	—	(2)	(1)	1

	$1,177	$60	$(8)	$(2)	$50	$1,277

The increase in goodwill since December 31, 2006 is primarily due to the acquisition of Kaufman on January 31, 2007 and foreign currency translation.

The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units in accordance with Statement No. 142, "Goodwill and Other Intangible Assets" as of July 31, or sooner, if events occur or circumstances change that could reduce the value of a reporting unit below its carrying value. During the third quarter of 2007, the Company completed its annual goodwill impairment test for 2007 and concluded that no goodwill impairment exists for any of its reporting units as of July 31, 2007.

During the third quarter of 2006, the Company's goodwill impairment test resulted in the impairment of $52 million of goodwill related to the Fluorine business.

The Company's intangible assets (excluding goodwill) are comprised of the following:

	September 30, 2007			December 31, 2006
(In millions)	Gross Cost	Accumulated Amortization	Net Intangibles	Gross Cost	Accumulated Amortization	Net Intangibles
Patents	$147	$(42)	$105	$141	$(37)	$104
Trademarks	327	(62)	265	311	(50)	261
Customer relationships	164	(27)	137	140	(20)	120
Production rights	45	(10)	35	45	(6)	39
Other	90	(37)	53	60	(33)	27

	$773	$(178)	$595	$697	$(146)	$551

The increase in gross intangible assets since December 31, 2006 is primarily due to the acquisition of Kaufman on January 31, 2007.

Amortization expense from continuing operations related to intangible assets (excluding investments in unconsolidated affiliates) amounted to $10 and $9 million for the quarters ended September 30, 2007 and 2006, respectively and $29 million for the nine months ended September 30, 2007 and 2006.

9) INDEBTEDNESS

The Company has an available credit facility of $750 million. There were no borrowings under the credit facility at September 30, 2007 and at December 31, 2006.

In February 2007, amendments were made to the interest coverage ratio and leverage ratio for the quarterly periods March 31, 2007 through September 30, 2007 subject to being reset following the sale of the EPDM business. In May 2007, further amendments were made to the Credit Agreement, after a rating agency downgrade, to permit the sale of certain non-core businesses. On July 31, 2007, the Company entered into an amendment to its Credit Agreement that generally increased covenant levels for a series of events including: accounts receivable securitization, liens, investments, asset sales and the debt ceiling before security is required to be granted. On November 5, 2007 the Company entered into a further amendment of its Credit Facility that reduced the interest coverage ratio for the periods ending September 30, 2007 and December 31, 2007. The amendment provides the Company the flexibility to complete its restructuring actions in these periods given lower than expected earnings in the third quarter of 2007. The Company was in compliance with the covenants of its various debt agreements at September 30, 2007 after considering the November 5, 2007 amendment and anticipates compliance in the future.

As a result of the May 2007 rating agency downgrade of the long-term senior unsecured debt to Ba2 by Moody's Investors Services, the Company and the Domestic Subsidiary Guarantors were required to provide security interest in the stock of their first tier subsidiaries and other equity interests (limited to 66% of the voting stock of first-tier foreign subsidiaries) pursuant to a covenant in the Company's credit facility. Additionally, under the terms of the indentures for the 7% Notes due 2009, 6.875% Notes due 2016 and the 6.875% Debentures (the "Notes"), the Company would be required to grant security interest in assets on an equal and ratable basis if certain secured debt thresholds are exceeded. The Company amended its Pledge Agreement, dated July 31, 2007, such that no borrowings under the Credit Facility would require that these Notes become secured. The Company's credit rating at September 30, 2007 is BB+ (Stable) by Standard and Poors and Ba2 (Stable) by Moody's Investors Services, Inc.

10) INCOME TAXES

The Company reported an income tax benefit from continuing operations for the quarters ended September 30, 2007 and September 30, 2006 of $4 million and $18 million, respectively. For the nine months ended September 30, 2007 and September 30, 2006, the Company reported tax expense of $4 million and an income tax benefit of $8 million, respectively. The Company has established a valuation allowance against the tax benefits associated with the Company's year to date U.S. net operating loss. The Company will continue to adjust its tax provision rate through the establishment, or release, of the non-cash valuation allowance attributable to currently generated U.S. pre-tax losses until such time as the U.S. operations have evidenced the ability to consistently generate income such that in future years the Company can expect that the deferred tax assets can be utilized on a more-likely-than-not basis. The Company also provides a valuation allowance against its pre-tax losses in numerous countries including Switzerland, Spain, Canada, Germany and Argentina.

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

As of September 30, 2007, the amount of unrecognized tax benefits was $74 million. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $58 million.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in its provision for income tax expense. Upon adoption of FIN 48, the Company had accrued interest and penalties related to unrecognized tax benefits of $4 million.

In January 2006, the Internal Revenue Service completed an examination of the Company's corporate income tax returns for tax years 2002 and 2003. The Company challenged two adjustments from the final Revenue Agent's Report and requested a review at the Internal Revenue Service Appellate level. Accordingly, the US federal statute of limitations remains open for the year 2002 onward. Examinations are currently in process with the Internal Revenue Service for tax years 2004 and 2005.

In June 2007, the Company agreed to the Revenue Agent's Report resulting from the completed Internal Revenue Service examination of the corporate income tax returns for Great Lakes Chemical Company for tax years 2003 and 2004. The Company had adequate reserves to cover the examination results.

Foreign and United States jurisdictions have statutes of limitations generally ranging from 3 to 5 years. The Company has a number of state, local and foreign examinations currently in process. Major foreign examinations in process include Italy, Germany, Japan, Belgium (2004 onward), Canada (2001 onward) and the United Kingdom (2004 onward). The Company considered the uncertain positions associated with the examinations in process during the implementation of FIN 48.

The Company expects that the amount of unrecognized tax benefits will continue to change in the next twelve months as a result of ongoing tax examinations, the outcomes of audits and the passing of the statute of limitations, but that these changes are not expected to have a significant impact on the results of operations or the financial position of the Company.

11) EARNINGS PER COMMON SHARE

The computation of basic earnings per common share is based on the weighted average number of common shares outstanding. The computation of diluted earnings per common share is based on the weighted average number of common and common equivalent shares outstanding. The computation of diluted earnings per common share equals the basic earnings per common share for the quarter ended September 30, 2006, and nine months ended September 30, 2007 and 2006 since the common stock equivalents were antidilutive. Common stock equivalents amounted to 0.3 million shares for the quarter ended September 30, 2006. Common stock equivalents amounted to 0.7 million shares for the nine months ended September 30, 2007 and 2006.

Shares used in the computations for the quarters ended September 30 2007 and 2006 are 241.9 million and 240.6 million, respectively and for the nine months ended September 30, 2007 and 2006 are 241.4 million and 240.4 million, respectively. There is no measurable effect for dilutive stock options and other equivalents.

The Company's outstanding stock options of 9.1 million and 9.7 million at September 30, 2007 and 2006, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the Company's common stock, and therefore, the inclusion would have been antidilutive. These options could be dilutive if the average share price increases and is greater than the exercise price of these options. The Company's performance-based restricted shares of 1.6 million and 1.5 million at September 30, 2007 and 2006, respectively, were also excluded from the calculation of diluted earnings per share because the specified performance criteria for the vesting of these shares had not yet been met. These restricted shares could be dilutive in the future if the specified performance criteria are met.

12) STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), "Share-Based Payment." Stock-based compensation expense, including amounts for restricted stock and options, was $2 million and $3 million for the quarters ended September 30, 2007 and 2006, respectively, and $8 million and $10 million for the nine months ended September 30, 2007 and 2006, respectively. In 2007, stock-based compensation is presented 83% in SG&A, 14% in cost of products sold and 3% in R&D.

Stock Option Plans

In February and April 2007 the Company's Board of Directors approved the grant of options covering 1.7 million and 0.1 million shares, respectively, with an exercise price equal to the fair market value of the underlying common stock at the date of grant. These options will vest ratably over a four year period.

The Company uses the Black-Scholes option-pricing model to determine the compensation expense related to stock options. The Company has elected to recognize compensation cost for option awards granted equally over the requisite service period for each separately vesting tranche, as if multiple awards were granted. Using this method, the weighted average fair value of stock options granted during the quarters ended September 30, 2007 and 2006 was $4.72 and $3.87, respectively, and for the nine months ended September 30, 2007 and 2006 was $5.40 and $4.84, respectively. Total remaining unrecognized compensation cost associated with unvested stock options at September 30, 2007 was $8 million, which will be recognized over the weighted average period of approximately one year.

Restricted Stock Plans

In February 2007, the Board of Directors granted long-term incentive awards in the amount of 0.1 million shares of restricted stock. The grant of 0.1 million shares will vest three and a half years from the date of grant.

In February 2007, the Board of Directors approved a grant of long-term incentive awards of restricted stock, which carries a performance condition requirement. The performance award will be based on accomplishment against goal for 2007, 2008 and 2009 cumulative earnings before interest, taxes, depreciation and amortization (EBITDA). Results of EBITDA will be adjusted for non-GAAP factors as defined. The awards are for a maximum of 0.5 million shares. Share awards based upon the achievement of the performance milestones will become vested and distributed on February 1, 2010. In April 2007, an additional grant for a maximum of 0.1 million shares of restricted stock was granted under this program.

Additionally, in February 2007, grants of 0.1 million shares of restricted stock to non-employee directors of the Chemtura Board of Directors were approved. These grants do not contain market condition requirements and vest upon retirement from the Board.

Total remaining unrecognized compensation cost associated with unvested restricted stock awards at September 30, 2007 was $7 million, which will be recognized over the weighted average period of approximately one year.

13) PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of net periodic benefit cost (credit) for the quarters ended September 30, 2007 and 2006 are as follows:

	Defined Benefit Plans
	Qualified Domestic Plans		International and Non-Qualified Plans		Post-Retirement Health Care Plans
	Quarter ended September 30,		Quarter ended September 30,		Quarter ended September 30,
(In millions)
	2007	2006	2007	2006	2007	2006
Service cost	$—	$1	$2	$1	$—	$1
Interest cost	11	11	5	6	3	2
Expected return on plan assets	(15)	(15)	(3)	(4)	(1)	(1)
Amortization of:
Prior service cost	—	—	—	—	(1)	—
Actuarial losses	2	—	1	1	1	1

Net periodic benefit (credit) cost	$(2)	$(3)	$5	$4	$2	$3

Components of net periodic benefit cost (credit) for the nine months ended September 30, 2007 and 2006 are as follows:

	Qualified Domestic Plans		International and Non-Qualified Plans		Post-Retirement Health Care Plans
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
(In millions)
	2007	2006	2007	2006	2007	2006
Service cost	$1	$1	$5	$4	$1	$1
Interest cost	34	35	14	16	8	7
Expected return on plan assets	(46)	(44)	(8)	(11)	(2)	(2)
Amortization of:
Prior service cost	—	—	(1)	—	(3)	(2)
Transition obligation	—	—	1	—	—	—
Actuarial losses	5	3	2	2	2	1

Net periodic benefit (credit) cost	$(6)	$(5)	$13	$11	$6	$5

The Company expects to contribute in 2007 approximately $25 million and $15 million to its international and non-qualified pension plans and post-retirement health care plans, respectively. No contribution is required to its qualified domestic plans. During the nine months ended September 30, 2007, the Company made aggregate contributions of $23 million to its domestic and international plans, which included $2 million of discretionary contributions to its domestic plans.

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

The following table summarizes the unrealized (gains) and losses related to certain cash flow hedging for the quarter and nine months ended September 30, 2007 and 2006.

	Quarter ended September 30,		Nine months ended September 30,
(In millions)
	2007	2006	2007	2006
Cash flow hedges (in AOCL):
Balance at beginning of period	$1	$5	$7	$(5)
Price swap contracts — natural gas	—	2	(6)	12

Balance at end of period	$1	$7	$1	$7

15) ASSET RETIREMENT OBLIGATIONS

The Company's asset retirement obligations include estimates for all asset retirement obligations identified for its worldwide facilities. The Company's asset retirement obligations are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases at approximately 34 facilities, legal obligations to close approximately 96 brine supply, brine disposal, waste disposal, and hazardous waste injection wells and the related pipelines at the end of their useful lives, and decommissioning and decontamination obligations that are legally required to be fulfilled upon closure of approximately 38 of the Company's manufacturing facilities.

The following is a summary of the change in the carrying amount of the asset retirement obligations for the quarter and nine months ended September 30, 2007 and 2006, and the net book value of assets related to the asset retirement obligations and the related depreciation at September 30, 2007 and 2006.

	Quarter ended September 30,		Nine months ended September 30,
(In millions)
	2007	2006	2007	2006
Asset retirement obligation balance at beginning of period	$30	$14	$24	$11
Accretion expense — cost of products sold	—	1	8	2
Purchase accounting adjustment	—	(1)	1	1
Payments	(4)	—	(7)	—

Asset retirement obligation balance at end of period	$26	$14	$26	$14

Net book value of asset retirement obligation assets at end of period	$1	$1	$1	$1

The increase in the asset retirement obligation from September 30, 2006 to September 30, 2007 is primarily due to the acceleration of the recognition of the asset retirement obligations for several of the Company's manufacturing facilities due to revisions to their estimated closure dates as a result of the Company's restructuring programs as well as costs associated with assets sold in the second quarter of 2007.

At September 30, 2007, $14 million of the asset retirement obligation was included in accrued expenses and $12 million was included in other liabilities on the consolidated balance sheet. At December 31, 2006, $11 million was included in accrued expenses and $13 million was included in other liabilities.

16) LEGAL MATTERS

Antitrust Investigations

Rubber Chemicals

On May 27, 2004, the Company pled guilty to a one count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period from July 1995 to December 2001. The U.S. Federal court imposed a fine of $50 million, payable in six annual installments, without interest, beginning in 2004. In light of the Company's cooperation with the U.S. Department of Justice (the "DOJ"), the court did not impose any period of corporate probation. On May 28, 2004, the Company pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Canadian federal court imposed a sentence requiring the Company to pay a fine of CDN $9 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid (in U.S. dollars) $2 million in 2004, $2 million in 2005, $7 million in 2006 and $12 million in 2007 in cash, for the U.S. and Canadian fines. Remaining cash payments for the U.S. and Canadian fines are expected to equal (in U.S. dollars) approximately $16 million in 2008; and $18 million in 2009. At September 30, 2007, reserves of $17 million and $17 million related to these settlements have been included in accrued expenses and other liabilities, respectively, on the Company's consolidated balance sheet. At December 31, 2006, reserves of $12 million and $31 million were included in accrued expenses and other liabilities, respectively.

Other Product Areas

The Company and certain of its subsidiaries are subjects of, and continue to cooperate in, coordinated criminal and civil investigations being conducted by the DOJ, the Canadian Competition Bureau and the European Commission (the "EC") (collectively, the "Governmental Authorities") with respect to possible antitrust violations relating to the sale and marketing of certain other products. The Governmental Authorities are each conducting investigations with respect to various classes of heat stabilizers; nitrile rubber; and, in the case of the DOJ and the Canadian Competition Bureau, urethanes and urethane chemicals. Such investigations concern anticompetitive practices, including price fixing and customer or market allocations, undertaken by the Company and such subsidiaries and certain of their officers and employees. The Company and its subsidiaries that are subject to the investigations have received from each of the Governmental Authorities verbal or written assurances of conditional amnesty from prosecution and fines. The EC has granted conditional amnesty with respect to certain classes of heat stabilizers. The assurances of amnesty are conditioned upon several factors, including continued cooperation with the Governmental Authorities. The Company is actively cooperating with the Governmental Authorities regarding such investigations.

Internal Investigation

The Company completed its internal investigation of the Company's business and products to determine compliance with applicable antitrust law and with the Company's antitrust guidelines and policies. During the course of its internal investigation, the Company strengthened its training and compliance programs and took certain actions with respect to certain employees, including termination of employment and other disciplinary actions.

Impact upon the Company

The Company does not expect the previously described resolution of the rubber chemicals investigations by the United States, Canada and the EC to have a material adverse effect on its future results of operations. However, the resolution of any other possible antitrust violations against the Company and certain of its subsidiaries and the resolution of any civil claims now pending or hereafter asserted against them may have a material adverse effect on the Company's financial condition, results of operations, cash flows or prospects. No assurances can be given regarding the outcome or timing of these matters.

Civil Lawsuits

Except for those actions indicated as being subject to a settlement agreement, dismissed by the applicable court or as otherwise provided, the actions described below under "U.S. Civil Antitrust Actions" and "Canadian Civil Antitrust Actions" are in various procedural stages of litigation. Although the actions described below have not had a material adverse impact on the Company, we cannot predict the outcome of any of those actions. The Company will seek cost-effective resolutions of the various pending and threatened legal proceedings against the Company; however, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company has established reserves for all direct and indirect purchaser claims as of September 30, 2007.

The Company reviews its reserves for civil lawsuits on a quarterly basis. The Company also adjusts its reserves quarterly to reflect its current best estimates. The Company increased its reserves during the nine months ended September 30, 2007 to reflect the increase in actual settlement offers and settlements in the direct and indirect purchaser lawsuits described below.

U.S. Civil Antitrust Actions

Partially Terminated Global Settlement Agreement.    On January 11, 2005, the Company and plaintiff class representatives entered into a Settlement Agreement (the "Global Settlement Agreement") that was intended to resolve, with respect to the Company, three consolidated direct purchaser class action lawsuits filed against the Company, its subsidiary Uniroyal Chemical Company, Inc., now known as Chemtura USA Corporation (referred to as "Uniroyal" for purposes of the description of the Company's civil lawsuits), and other companies, by plaintiffs on behalf of themselves and classes consisting of all persons or entities who purchased EPDM, nitrile rubber and rubber chemicals, respectively, in the United States directly from one or more of the defendants or any predecessor, parent, subsidiary or affiliates thereof, at any time during various periods, with the earliest commencing on January 1, 1995. The complaints in the consolidated actions principally alleged that the defendants conspired to fix, raise, maintain or stabilize prices for EPDM, nitrile rubber and rubber chemicals, as applicable, sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities. The Global Settlement Agreement provided that the Company would pay a total of $97 million, consisting of $62 million with respect to rubber chemicals, $30 million with respect to EPDM and $5 million with respect to nitrile rubber, in exchange for the final dismissal with prejudice of the foregoing three lawsuits as to the Company and a complete release of all claims against the Company set forth in the lawsuits.

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

ParaTec Elastomers Cross-Claims.    A defendant in the class action lawsuit relating to nitrile rubber, ParaTec Elastomers LLC, a former joint venture in which the Company previously owned a majority interest but now has no interest, asserted cross claims against the Company and its subsidiary Uniroyal in this class action, seeking indemnification for settlements that ParaTec Elastomers LLC has entered into and damages that ParaTec Elastomers LLC has allegedly suffered or may suffer as a result of the Company's actions, including the Company's alleged failure to obtain immunity for ParaTec Elastomers with respect to the EC's investigation of the sale and marketing of nitrile rubber. The ParaTec Elastomers complaint seeks damages of unspecified amounts, including attorneys' fees and punitive damages with respect to certain of the alleged causes of action, injunctive relief, pre- and post-judgment interest, costs and disbursements and such other relief as the court deems just and proper. On August 6, 2004, the Company filed a motion to dismiss the cross claims, or in the alternative to compel arbitration. On September 29, 2005, the motion to dismiss was granted with respect to the plaintiff's claims of violation of the Connecticut Unfair Trade Practices Act, breach of contract, fraud and promissory estoppel. The motion to dismiss was denied with respect to the plaintiff's claims for contractual indemnification pursuant to the ParaTec Elastomers LLC Agreement, breach of fiduciary duty and breach of covenant of good faith and fair dealing. In addition, the court denied the Company's motion to compel arbitration. The Company has appealed the denial of its motion to compel arbitration. The Company's appeal was successful and on November 30, 2006 the court granted the Company's motion to compel arbitration. The Company believes these claims are without merit, as they relate to conduct occurring exclusively after ParaTec Elastomers was sold.

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

The complaints in these actions (as further described below) principally allege that the defendants conspired to fix, raise, maintain or stabilize prices for rubber chemicals, EPDM, polychloroprene, nitrile rubber, or urethanes and urethane chemicals, as applicable, sold in the United States in violation of Section 1 of the Sherman Act or in violation of certain antitrust statutes and consumer protection and unfair or deceptive practices laws of the relevant jurisdictions and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities. With respect to the complaints relating to the sale of polychloroprene (as further described below), although the Company does not sell or market polychloroprene, the complaints allege that the Company and producers of polychloroprene conspired to raise prices with respect to polychloroprene and the other products included in the complaint collectively in one conspiracy. In each of the foregoing actions, the plaintiffs seek, among other things, treble damages of unspecified amounts, costs (including attorneys' fees) and injunctive relief preventing further violations or the improper conduct alleged in the complaint.

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

The Company and certain of its subsidiaries also remain defendants in two pending indirect putative class action lawsuits for alleged violations of state law filed in state courts in Florida and Massachusetts in May 2004 and March 2004, respectively. One of these lawsuits is a multi-product lawsuit and is described under the heading "Multi-Product Lawsuits" below.

EPDM.    With respect to EPDM, the Company remains a defendant in one pending multi-product direct federal purchaser lawsuit. This lawsuit is described separately under the heading "Multi-Product Lawsuits" below.

The Company and certain of its subsidiaries also remain defendants in eight pending indirect putative class action lawsuits for alleged violations of state law with respect to EPDM filed in state courts in California, Florida, Iowa, Kansas, Nebraska, New Mexico and New York between May 2004 and February 2005. Three of these lawsuits are multi-product lawsuits and are described under the heading "Multi-Product Lawsuits" below.

Nitrile Rubber.    With respect to nitrile rubber, the Company, Uniroyal and other companies remain defendants in one multi-product direct purchaser lawsuit. The Company and certain of its subsidiaries also remain defendants in three pending indirect putative class action multi-product lawsuits for alleged violations of state law filed in state courts in California, Florida and New York between May 2004 and February 2005. These lawsuits are described under the heading "Multi-Product Lawsuits" below.

Urethanes.    With respect to urethanes, the Company, Uniroyal and other companies are defendants in a consolidated federal direct purchaser class action lawsuit filed in November 2004 in the United States

District Court, District of Kansas. This action consolidates twenty-six direct purchaser class action lawsuits previously described in the Company's prior periodic reports filed with the Securities and Exchange Commission. The Company, Uniroyal and other companies are also defendants in one multi-product direct purchaser lawsuit involving urethanes described separately under the heading "Multi-Product Lawsuits" below.

With respect to Urethanes, the Company remains a defendant in fifteen pending indirect putative class action lawsuits for alleged violations of state law filed in California, Florida, Massachusetts, New York, Pennsylvania and Tennessee, between March 2004 and February 2005. Three of these lawsuits are multi-product lawsuits and are described under the heading "Multi-Product Lawsuits" below.

Multi-Product Lawsuits.    The Company, Uniroyal and other companies are defendants in one federal direct purchaser lawsuit which is a multi-product lawsuit for alleged violations of state law. This lawsuit was filed on February 10, 2005 in Massachusetts state court and was subsequently removed to the United States District Court, District of Massachusetts. The claims in this lawsuit relate to purchases of any product containing rubber and urethane products, defined to include EPDM, nitrile rubber, and urethanes. The Company's motion to dismiss this case has been denied by the court and the Company plans to appeal this dismissal.

The Company, its subsidiary Uniroyal, and other companies are defendants in three pending indirect putative purchaser class action lawsuits in three states that each involve multiple products. One of the outstanding multi-product lawsuits relates to purchases of any product containing rubber and urethane products, defined to include rubber chemicals, EPDM, nitrile rubber and urethanes. Another lawsuit previously pending in Pennsylvania was voluntarily dismissed by the plaintiff in August 2007. The remaining two outstanding multi-product lawsuits relate to purchases of any product containing rubber and urethane products, defined to include EPDM, nitrile rubber, and urethanes. An indirect purchaser class action previously pending in Massachusetts state court has been removed to the United States District Court, District of Massachusetts and is described above. The claims with respect to rubber chemicals in these three lawsuits are arguably covered by the terms of the settlement agreements described under "Rubber Chemicals" above.

At September 30, 2007 and December 31, 2006, the Company had remaining reserves of $27 million and $102 million, respectively, included in accrued expenses on its consolidated balance sheets relating to the remaining U.S. direct and indirect purchaser lawsuits, the federal securities class action lawsuit described under "Federal Securities Class Action" below and the shareholder derivative lawsuit described under "Shareholder Derivative Lawsuit" below. These reserves cover all direct and indirect purchaser antitrust claims in the rubber, EPDM, urethanes and nitrile rubber civil cases. The Company periodically reviews its accruals as additional information becomes available, and may adjust its accruals based on later occurring events.

Australian Civil Antitrust Matters

On September 27, 2007, the Company was sued in the Federal Court of Australia for alleged price fixing violations with respect to the sale of rubber chemicals in Australia. The Company has not yet responded to the complaint, nor at this early stage assessed its merits. The Company does not expect this matter will be material.

Canadian Civil Antitrust Actions

The Company has entered into agreements settling all material liability with respect to class action claims against it brought under Canadian civil antitrust law by direct and indirect purchasers of EPDM, rubber chemicals and polyester polyols. Certain plaintiffs have opted out of the EPDM and rubber chemicals settlement agreements. No plaintiffs opted out of the polyester polyols settlement agreement. While the Company does not believe that the reasonable probable loss to the Company from any claims brought by, or settlements with, the plaintiffs who have opted out of the settlement agreements is material, no assurances can be given regarding the outcome of these matters.

At September 30, 2007, the Company had no remaining reserves relating to the direct and indirect purchaser lawsuits for Canadian matters.

The reserve activity for antitrust related litigation is summarized as follows:

Governmental Reserves:

(In millions)	U.S. DOJ Fines	Canada Federal Fines	Total U.S and Canada Fines	European Commission
Balance January 1, 2006	$41	$6	$47	$16
Payments	(6)	(1)	(7)	(17)
Accretion — Interest	2	1	3	—
Foreign currency translation	—	—	—	1

Balance December 31, 2006	37	6	43	$—

Payments	(10)	(2)	(12)
Accretion — Interest	1	—	1
Foreign currency translation	—	1	1

Balance September 30, 2007	$28	$5	$33

Civil Case Reserves:

(In millions)	U.S. Civil and Securities Matters	Canada Civil Matters	Total U.S. and Canada Civil Matters
Balance January 1, 2006	$51	$6	$57
2006 Antitrust costs, excluding legal fees	81	(2)	79
Payments	(30)	(4)	(34)

Balance December 31, 2006	102	$—	102

2007 Antitrust costs, excluding legal fees	24		24
Payments	(99)		(99)

Balance September 30, 2007	$27		$27

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

17) CONTINGENCIES

Environmental Matters

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operation and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes that such costs are estimable. The total amount accrued for such environmental liabilities at September 30, 2007 was $122 million. The Company estimates the determinable environmental liability could range up to $166 million at September 30, 2007. The Company's reserves include estimates for determinable clean-up costs. During the nine months ended September 30, 2007, the Company recorded a pre-tax charge of $2 million to increase its environmental liabilities and made payments of $22 million for clean-up costs, which reduced its environmental liabilities. At certain sites, the Company has contractual agreements with certain other parties to share remediation costs. The Company has a receivable of $12 million at September 30, 2007 to reflect probable recoveries. At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed the Company's present estimates and could have, individually or in the aggregate, a material adverse effect on the Company's financial condition, results of operations and cash flows. It is reasonably possible that the Company's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

The Company and some of its subsidiaries have been identified by federal, state or local governmental agencies, and by other potentially responsible parties ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States. Because in certain circumstances these laws have been construed to authorize joint and several liability, the EPA could seek to recover all costs involving a waste disposal site from any one of the PRPs for such site, including the Company, despite the involvement of other PRPs. In many cases, the Company is one of several hundred PRPs so identified. In a few instances, the Company is the sole or one of a handful of parties performing investigation and remediation. Where other financially responsible PRPs are involved, the Company expects that any ultimate liability resulting from such matters will be apportioned between the Company and such other parties. In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.

Legal Proceedings

Each quarter the Company evaluates and reviews pending claims and litigation to determine appropriate reserve amounts. As of September 30, 2007, the Company's accrual for probable loss in all pending legal proceedings, excluding amounts disclosed in Note 16 is immaterial. In addition, the related receivable to reflect probable insurance recoveries is also immaterial.

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

Guarantees

The Company has standby letters of credit and guarantees with various financial institutions. At September 30, 2007 and December 31, 2006, the Company had $104 million and $128 million, respectively, of outstanding letters of credit and guarantees primarily related to its liabilities for environmental remediation, insurance obligations and a pending legal matter.

The letter of credit for the pending legal matter relates to the indemnification liability that the Company may be obligated to pay relating to a legal matter with OSCA Inc. The amount of the letter of credit was $8 million at September 30, 2007 and $16 million at December 31, 2006.

The Company has applied the disclosure provisions of FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") to its agreements that contain guarantee or indemnification clauses. The Company is a party to several agreements pursuant to which it may be obligated to indemnify a third party with respect to certain loan obligations of joint venture companies in which the Company has an equity interest. These obligations arose to provide initial financing for a joint venture start-up, fund an acquisition and provide project capital. Such obligations remaining duration to maturity is between five and six years. In the event that any of the joint venture companies were to default on these loan obligations, the Company would indemnify the other party up to its proportionate share of the obligation based upon its ownership interest in the joint venture. At September 30, 2007 the maximum potential future principal and interest payments due under these guarantees was $16 million and $1 million, respectively. In accordance with FIN 45, the Company has an accrual of $2 million in other liabilities as of September 30, 2007, which represents the probability weighted fair value of these guarantees. The reserve has been included in other liabilities on the consolidated balance sheet at September 30, 2007 with an offset to the investment included in other assets.

The Company also has a customer guarantee, in which the Company has contingently guaranteed certain debt obligations. At September 30, 2007 and December 31, 2006, the amount of this guarantee was $1 million and $2 million, respectively. Based on past experience and on the underlying circumstances, the Company does not expect to have to perform under this guarantee.

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

18) BUSINESS SEGMENT DATA

The Company changed its segments concurrent with the restructuring program announced on April 4, 2007. A description of the new segments follows below. This filing reflects the changed segment presentation. Previously reported historic periods for 2006 and 2007 are included in the Company's June 26, 2007 Form 8-K filing.

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

Other consists of the Company's non-core businesses that are in the process of being sold or are undergoing strategic assessment. This category includes certain rubber chemicals, fluorine chemicals, optical monomers and industrial water additives. The Company's industrial water additives business was sold in the second quarter of 2006, but the Company continues to receive revenues under supply agreements with the purchaser.

The Company evaluates a segment's performance based on several factors, of which the primary factor is operating profit (loss). In computing operating profit (loss) by segment, the following items have not been deducted: (1) general corporate expense; (2) amortization; (3) facility closures, severance and related costs; (4) antitrust costs; (5) merger costs; and (6) certain accelerated depreciation. Pursuant to FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," these items have been excluded from the Company's presentation of segment operating profit because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance.

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis, including amortization expense. These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses for executives and corporate managers. Facility closures, severance and related costs are primarily for severance costs related to the Company's 2007 and 2006 cost savings initiatives. The antitrust costs are primarily for settlement offers and legal costs associated with antitrust investigations and related civil lawsuits.

A summary of business data for the Company's reportable segments for the quarter and nine month periods ended September 30, 2007 and 2006 are as follows:

	Quarter ended September 30,		Nine months ended September 30,
Information by Business Segment (In millions)
	2007	2006	2007	2006
Sales
Polymer Additives	$447	$431	$1,366	$1,293
Performance Specialties	237	166	680	509
Consumer Products	139	132	456	450
Crop Protection	83	75	261	239
Other	44	69	155	224

Total net sales	$950	$873	$2,918	$2,715

	Quarter ended September 30,		Nine months ended September 30,
(In millions)
	2007	2006	2007	2006
Operating Profit (Loss)
Polymer Additives	$10	$24	$79	$113
Performance Specialties	33	30	101	89
Consumer Products	23	17	65	64
Crop Protection	16	8	57	44
Other	5	—	6	9

	87	79	308	319

General corporate expense, including amortization	(40)	(31)	(127)	(96)
Change in useful life of property, plant and equipment	(1)	(3)	(37)	(9)
Facility closures, severance and related costs	(9)	(1)	(34)	2
Antitrust costs	(2)	(26)	(32)	(71)
Merger costs	—	(1)	—	(16)
Gain (loss) on sale of businesses, net	1	1	(14)	(11)
Impairment of long-lived assets	(9)	(74)	(16)	(80)

Total operating profit (loss)	$27	$(56)	$48	$38

19) GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA

The Company's obligations under its 7% Notes due 2009, 6.875% Notes due 2016 and 6.875% Debentures due 2026 are jointly and severally, fully and unconditionally guaranteed by certain wholly-owned domestic subsidiaries of the Company that guarantee the Company's $750 million credit facility. The Company's subsidiaries that do not guarantee the Notes are referred to as the "Non-Guarantor Subsidiaries". The Guarantor Condensed Consolidating Financial Data presented below presents the statements of operations, balance sheets and statements of cash flow data: (i) for Chemtura Corporation (the "Parent Company"), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Chemtura Corporation's historical reported financial information); (ii) for the Parent Company, alone (accounting for its Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary's cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) for the Guarantor Subsidiaries alone; and (iv) for the Non-Guarantor Subsidiaries alone.

As a result of the May 2007 rating agency downgrade of the long-term senior unsecured debt to Ba2 by Moody's Investors Services, the Company and the Domestic Subsidiary Guarantors were required to provide a security interest in the stock of their first tier subsidiaries and other equity interests (limited to 66% of the voting stock of first-tier foreign subsidiaries) pursuant to a covenant in the Company's credit facility. The Company's credit rating at September 30, 2007 is BB+ (Stable) by Standard and Poors and Ba2 (Stable) by Moody's Investors Services, Inc. Additionally, under the terms of the indentures for the Notes, the Company would be required to grant security interest in assets on an equal and ratable basis if certain secured debt thresholds are exceeded. The Company amended its Pledge Agreement, dated July 31, 2007, such that no borrowings under the Credit Facility would require that these Notes become secured.

Condensed Consolidating Statement of Operations
Quarter ended September 30, 2007
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$950	$(349)	$321	$310	$668
Cost of products sold	737	(349)	276	224	586
Selling, general and administrative	94	—	38	20	36
Depreciation and amortization	59	—	22	(21)	58
Research and development	15	—	5	4	6
Facility closures, severance and related costs	9	—	(10)	1	18
Antitrust costs	2	—	2	—	—
Loss on sale of assets and business	(1)	—	(1)	—	—
Impairment of long-lived assets	9	—	1	(4)	12
Equity income	(1)	—	—	(1)	—

Operating profit (loss)	27	—	(12)	87	(48)
Interest expense	21	—	19	4	(2)
Other expense (income), net	6	—	(17)	4	19
Equity in net (earnings) loss of subsidiaries from continuing operations	—	(54)	(16)	70	—

(Loss) earnings from continuing operations before income taxes	—	54	2	9	(65)
Income tax expense	(4)	—	(2)	6	(8)

(Loss) earnings from continuing operations	4	54	4	3	(57)
Earnings from discontinued operations	—	—	1	—	(1)
Gain on sale of discontinued operations	(2)	—	(3)	—	1

Net earnings (loss)	$2	$54	$2	$3	$(57)

Condensed Consolidating Statement of Operations
Nine months ended September 30, 2007
 (In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net sales	$2,918	$(1,118)	$1,061	$897	$2,078
Cost of products sold	2,225	(1,118)	854	660	1,829
Selling, general and administrative	311	—	114	71	126
Depreciation and amortization	193	—	56	43	94
Research and development	47	—	17	10	20
Facility closures, severance and related costs	34	—	—	2	32
Antitrust costs	32	—	32	—	—
Loss on sale of assets and business	14	—	14	—	—
Impairment of long-lived assets	16	—	4	—	12
Equity (income) expense	(2)	—	—	—	(2)

Operating profit (loss)	48	—	(30)	111	(33)
Interest expense	67	—	63	14	(10)
Other expense (income), net	11	—	7	10	(6)
Equity in net (earnings) loss of subsidiaries from continuing operations	—	58	(78)	20	—

(Loss) earnings from continuing operations before income taxes	(30)	(58)	(22)	67	(17)
Income tax expense	4	—	—	9	(5)

(Loss) earnings from continuing operations	(34)	(58)	(22)	58	(12)
Earnings from discontinued operations	6	—	3	—	3
Gain on sale of discontinued operations	25	—	16	—	9

Net (loss) earnings	$(3)	$(58)	$(3)	$58	$—

Condensed Consolidating Balance Sheet
as of September 30, 2007
 (In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Current assets	$1,336	$—	$270	$240	$826
Intercompany receivables	—	(12,550)	8,304	882	3,364
Investment in subsidiaries	—	(8,882)	4,121	143	4,618
Property, plant and equipment	1,049	—	274	356	419
Cost in excess of acquired net assets	1,277	—	139	526	612
Other assets	751	—	174	313	264

Total assets	$4,413	$(21,432)	$13,282	$2,460	$10,103

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$701	$—	190	211	300
Intercompany payables	—	(12,550)	9,977	25	2,548
Long-term debt	1,060	—	635	421	4
Other long-term liabilities	858	—	253	257	348

Total liabilities	2,619	(12,550)	11,055	914	3,200
Stockholders' equity	1,794	(8,882)	2,227	1,546	6,903

Total liabilities and stockholders' equity	$4,413	$(21,432)	$13,282	$2,460	$10,103

Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2007
(In millions)

Increase (decrease) to cash	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(3)	$(58)	$(3)	$58	$—
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operations:
Loss on sale of assets and business	14	—	14	—	—
Gain on sale of discontinued operations	(25)	—	(16)	—	(9)
Impairment of long-lived assets	16	—	4	—	12
Depreciation and amortization	197	—	60	43	94
Stock-based compensation expense	8	—	8	—	—
Equity income	(2)	—	—	—	(2)
Changes in assets and liabilities, net	(34)	58	(50)	(71)	29

Net cash provided by (used in) operations	171	—	17	30	124

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	157	—	108	—	49
Payments for acquisitions, net of cash acquired	(164)	—	—	—	(164)
Capital expenditures	(73)	—	(21)	(30)	(22)

Net cash provided by (used in) investing activities	(80)	—	87	(30)	(137)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) short-term borrowings	(46)	—	(40)	(1)	(5)
Dividends paid	(36)	—	(36)	—	—
Proceeds from exercise of stock options	7	—	7	—	—
Other	(1)	—	(1)	—	—

Net cash provided by (used in) financing activities	(76)	—	(70)	(1)	(5)

CASH
Effect of exchange rates on cash and cash equivalents	4	—	—	—	4

Change in cash and cash equivalents	19	—	34	(1)	(14)
Cash and cash equivalents at beginning of period	95	—	2	2	91

Cash and cash equivalents at end of period	$114	$—	$36	$1	$77

Condensed Consolidating Statement of Operations
Quarter ended September 30, 2006
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$873	$(344)	$97	$524	$596
Cost of products sold	663	(344)	88	394	525
Selling, general and administrative	101	—	12	42	47
Depreciation and amortization	49	—	9	22	18
Research and development	16	—	(1)	10	7
Facility closures, severance and related costs	1	—	—	—	1
Antitrust costs	26	—	—	26	—
Merger costs	1	—	—	1	—
Loss on sale of assets and business	(1)	—	1	(2)	—
Impairment of long-lived assets	74	—	—	75	(1)
Equity income	(1)	—	—	(1)	—

Operating (loss) profit	(56)	—	(12)	(43)	(1)
Interest expense	23	—	15	7	1
Loss on early extinguishment of debt	24	—	24	—	—
Other expense (income), net	4	—	(7)	14	(3)
Equity in net (earnings) loss of subsidiaries	—	(22)	29	(3)	(4)

(Loss) earnings from continuing operations before income taxes	(107)	22	(73)	(61)	5
Income tax (benefit) expense	(18)	—	13	(32)	1

(Loss) earnings from continuing operations	(89)	22	(86)	(29)	4
Earnings from discontinued operations	3	—	—	1	2
Gain on sale of discontinued operations	46	—	46	—	—

Net (loss) earnings	$(40)	$22	$(40)	$(28)	$6

Condensed Consolidating Statement of Operations
Nine months ended September 30, 2006
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
Net sales	$2,715	$(1,060)	$296	$1,607	$1,872
Cost of products sold	2,012	(1,060)	285	1,185	1,602
Selling, general and administrative	300	—	37	127	136
Depreciation and amortization	143	—	26	64	53
Research and development	48	—	(1)	29	20
Facility closures, severance and related costs	(2)	—	(4)	—	2
Antitrust costs	71	—	—	71	—
Merger costs	16	—	1	15	—
Loss on sale of assets and business	11	—	—	8	3
Impairment of long-lived assets	80	—	—	75	5
Equity income	(2)	—	—	(1)	(1)

Operating profit (loss)	38	—	(48)	34	52
Interest expense	81	—	54	21	6
Loss on early extinguishment of debt	44	—	44	—	—
Other expense (income), net	2	—	(9)	21	(10)
Equity in net (earnings) loss of subsidiaries	—	94	(43)	(39)	(12)

(Loss) earnings from continuing operations before income taxes	(89)	(94)	(94)	31	68
Income tax (benefit) expense	(8)	—	(22)	(5)	19

Earnings (loss) from continuing operations	(81)	(94)	(72)	36	49
Earnings from discontinued operations	9	—	—	2	7
Gain on sale of discontinued operations	46	—	46	—	—

Net (loss) earnings	$(26)	$(94)	$(26)	$38	$56

Condensed Consolidating Balance Sheet
as of December 31, 2006
(In millions)

	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
ASSETS
Current assets	$1,385	$—	$413	$216	$756
Intercompany receivables	—	(11,382)	7,627	747	3,008
Investment in subsidiaries	—	(8,167)	3,873	170	4,124
Property, plant and equipment	1,147	—	367	313	467
Cost in excess of acquired net assets	1,177	—	139	566	472
Other assets	690	—	162	277	251

Total assets	$4,399	$(19,549)	$12,581	$2,289	$9,078

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$888	$—	$405	$202	$281
Intercompany payables	—	(11,382)	9,010	64	2,308
Long-term debt	1,063	—	632	426	5
Other long-term liabilities	769	—	445	119	205

Total liabilities	2,720	(11,382)	10,492	811	2,799
Stockholders' equity	1,679	(8,167)	2,089	1,478	6,279

Total liabilities and stockholders' equity	$4,399	$(19,549)	$12,581	$2,289	$9,078

Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2006
(In millions)

Increase (decrease) to cash	Consolidated	Eliminations	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(26)	$(94)	$(26)	$38	$56
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operations:
Loss on sale of assets and business	11	—	—	8	3
Gain on sale of discontinued operations	(46)	—	(46)	—	—
Impairment of long-lived assets	80	—	—	75	5
Loss on early extinguishment of debt	44	—	44	—	—
Depreciation and amortization	148	—	26	69	53
Stock-based compensation expense	10	—	10	—	—
Equity income	(7)	—	—	(6)	(1)
Changes in assets and liabilities, net	68	94	53	(179)	100

Net cash provided by (used in) operations	282	—	61	5	216

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	136	—	55	28	53
Payments for acquisitions, net of cash acquired	(7)	—	—	(7)	—
Merger transaction cost paid	(8)	—	(1)	(3)	(4)
Capital expenditures	(78)	—	(8)	(44)	(26)

Net cash provided by investing activities	43	—	46	(26)	23

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on credit facility, net	(414)	—	(225)	—	(189)
Proceeds from long-term borrowings	497	—	497	—	—
Payments on long-term borrowings	(324)	—	(324)	—	—
Payments on short-term borrowings	(14)	—	25	(1)	(38)
Premium paid on early extinguishment of debt	(36)	—	(36)	—	—
Payments for debt issuance cost	(6)	—	(6)	—	—
Dividends paid	(36)	—	(36)	—	—
Repayment of life insurance policy loan	(10)	—	(10)	—	—
Proceeds from exercise of stock options	3	—	3	—	—
Other financing activities	(2)	—	1	(3)

Net cash used in financing activities	(342)	—	(111)	(4)	(227)

CASH
Effect of exchange rates on cash and cash equivalents	5	—	—	—	5

Change in cash and cash equivalents	(12)	—	(4)	(25)	17
Cash and cash equivalents at beginning of period	139	—	4	29	106

Cash and cash equivalents at end of period	$127	$—	$—	$4	$123

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

The primary economic factors that influence the Company's operations and sales are industrial production, residential and commercial construction, auto production and resin production. In addition, the Company's Crop Protection segment is influenced by worldwide weather, disease and pest infestation conditions. The Company's Consumer Products segment is influenced by general economic conditions impacting consumer spending and weather conditions.

Other major factors affecting the Company's financial performance include industry capacity, customer demand, raw material and energy costs and selling prices. Selling prices are influenced by global demand and supply factors. The Company's strategy is to pursue selling prices that reflect the value of our products and to pass on higher costs for raw material and energy to preserve our profit margins. Our target is to achieve a 15% minimum average operating profit margin across our business portfolio.

Significant Transactions and Events

The Company continues to assess its business portfolio and monitor its debt position. During the nine months ended September 30, 2007, the following significant transactions occurred:

  •
  On January 31, 2007, the Company completed the acquisition of the stock of Kaufman Holdings Corporation ("Kaufman") in an all-cash transaction. The Kaufman acquisition compliments the Company's existing Performance Specialties segment in offering related products in key customer areas, providing the opportunity to strengthen alliances with major suppliers, and offering potential distribution synergies.

  •
  On April 4, 2007, the Company announced the realignment of its business segments, streamlining of the organization, reevaluation of its manufacturing footprint and the redirection of efforts to focus on end-use markets. In June 2007, the Company identified approximately 600 position reductions, approved several locations for closure and is continuing to evaluate additional locations. As a result of these actions, the Company recorded pre-tax charges for severance totaling $25 million as of September 30, 2007 to facility closures, severance and related costs in the consolidated statement of operations, of which $3 million was recorded in the third quarter, $20 million in the second quarter and $2 million in the first quarter of 2007. The Company is continuing to evaluate its workforce and operating facilities and additional restructuring charges may result.

  •
  On June 4, 2007, the Company formally announced its plan to close the antioxidant facilities at Pedrengo and Ravenna, Italy, and two intermediate chemical product lines at Catenoy, France. The actions, which are in addition to the restructuring plan announced on April 4, 2007, impact approximately 190 employees. The Company recorded pre-tax charges of $47 million during the nine months ended September 30, 2007 ($10 million primarily for severance was recorded to facility closures, severance and related costs; $32 million of accelerated depreciation was recorded to depreciation and amortization expense; $1 million accelerated asset retirement obligations was recognized in cost of products sold; and a $4 million asset impairment charge was recorded to impairment of long-lived assets). Of these charges, $5 million was recorded in the third quarter, $32 million in the second quarter and $10 million in the first quarter of 2007.

  •
  On June 29, 2007, the Company completed the sale of its EPDM business, the Celogen® foaming agents product line related to rubber chemicals, and its Geismar, Louisiana facility to Lion Copolymer, LLC, for cash proceeds of $137 million, plus $16 million in promissory notes. The Company reported a net of tax gain of $9 million ($23 million related to the sale of the EPDM business in discontinued operations and a loss of $14 million related to the sale of foaming agents in continuing operations). The Company utilized the cash proceeds to reduce debt incurred in the first quarter of 2007 for the purchase of Kaufman, repaying amounts outstanding under its revolving credit facility in full during the quarter.

  •
  On July 27, 2007 the Company announced that it will not renew the lease on its Oakville, Ontario facility and is exploring strategic options for this facility and will consolidate certain of its Oakville's operations into other facilities. The Company also announced its plans to consolidate its Scarborough, Ontario facility into its West Hill, Ontario plant and to sell surplus land and office buildings at the West Hill facility. Employee reductions are included in the 2007 restructuring initiative announced on April 4, 2007.

  •
  On July 31, 2007, the Company completed the sale of its organic peroxide business located in Marshall, Texas to Pergan GmbH. As a result, the Company recorded an asset impairment charge of $4 million in the quarter ended June 30, 2007.

  •
  During the third quarter of 2007, the Company recorded a $9 million impairment charge, primarily related to the Company's Ravenna, Italy facility.

  •
  On January 1, 2007, the Company employed 6,380 people (pro forma for its Kaufman acquisition in the first quarter of 2007). The number of employees reduced to 5,740 as of June 30, 2007 and to 5,406 at September 30, 2007 reflecting the impact of the Company's restructuring activities, the divestiture of the Company's organic peroxide products business and natural attrition. These actions have resulted in a 15% reduction since the beginning of the year. Additional reductions are expected as the Company completes its announced restructuring and divestiture actions.

Third Quarter Results

Consolidated net sales of $950 million for the third quarter of 2007 were $77 million or 9% higher than the third quarter of 2006 net sales of $873 million. The increase in sales primarily reflects $49 million attributable to the Kaufman acquisition with $14 million from higher selling prices and $15 million from positive foreign exchange. The increases in selling prices occurred within the Polymer Additives, Performance Specialties and Consumer Products segments and were primarily driven by increases in the costs of raw materials. Selling price increases the Company has experienced during the year have not yet offset increases in raw material costs during 2007.

Gross profit increased $3 million in the third quarter of 2007 as compared with the same quarter last year. Gross profit as a percentage of sales declined to 22% from 24% for the quarters ended September 30, 2007 and 2006, respectively. The gross profit increase is primarily due to a $15 million benefit related to higher sales volume and changes in product mix, $14 million in higher selling prices and $10 million related to the Kaufman acquisition. These increases were mainly offset by higher raw material and energy costs of $25 million, $5 million of asset write-offs, $2 million of unfavorable currency translation and other charges of $4 million.

Selling, general and administrative expense ("SG&A") of $94 million for the third quarter of 2007 represented a decrease of $7 million from the same quarter in 2006, reflecting the favorable benefit of the Company's restructuring program that was announced in June 2007 and lower bad debt expense.

Depreciation and amortization expense of $59 million was $10 million higher than the third quarter of 2006 due primarily to an increase of $7 million of additional depreciation related to the change in the useful life of certain fixed assets at several of the Company's manufacturing facilities and the acquisition of tangible and intangible assets related to the Kaufman acquisition in the first quarter of 2007.

Research and development expense of $15 million for the third quarter of 2007 was $1 million lower than the third quarter of 2006, primarily as a result of cost reduction initiatives.

Facility closures, severance and related costs were $9 million for the third quarter of 2007 as compared to $1 million in the third quarter of 2006. The third quarter charge is primarily for severance costs related to the restructuring plan announced in the second quarter of 2007.

The Company incurred antitrust costs of $2 million in the third quarter of 2007 compared with $26 million for the third quarter of 2006. Antitrust costs for the third quarter of 2007 were primarily related to legal costs associated with the antitrust investigations and civil lawsuits. Antitrust costs for the third quarter of 2006 primarily represented settlement offers made to certain rubber chemicals, indirect securities case claimants and legal costs associated with the antitrust investigations and civil lawsuits.

The Company recorded a charge of $9 million for the impairment of long-lived assets during the third quarter of 2007 primarily related to the Company's Ravenna, Italy facility. The Company recorded an impairment charge of $74 million during the third quarter of 2006, which included $52 million for the impairment of goodwill and $22 million for the impairment of certain tangible and intangible assets related to the Fluorine business.

Interest expense decreased by $2 million in the third quarter of 2007 as compared with the same period in 2006. This decrease was due primarily to lower average borrowings under the Company's credit facilities.

Other expense, net was $6 million in the third quarter of 2007 compared with other expense, net of $4 million for the same quarter in 2006. The increase was primarily due to higher minority interest expense of $4 million, offset by favorable foreign currency translation of $3 million. Additionally, equity income in 2006 included $3 million related to the Company's Davis Standard joint venture which was sold in October 2006.

During the third quarter of 2006, the Company recorded a loss on early extinguishment of debt of $24 million resulting from the July 2006 retirement of the Company's 9.875% Senior Notes due 2012. The $24 million includes a premium of $19 million, a write-off of unamortized deferred costs of $4 million and the write-off of unamortized original issue discount of $1 million.

The Company's income tax benefit for continuing operations decreased $14 million in the third quarter of 2007 as compared with the same quarter in 2006. The Company's valuation allowance against tax benefits associated with the Company's U.S. net operating loss increased approximately $5 million. Included in income tax expense is foreign tax expense of $5 million and a benefit of $1 million in 2007 and 2006, respectively, and changes to uncertain tax positions.

Earnings from continuing operations for the third quarter of 2007 were $4 million as compared to a loss of $89 million for the third quarter of 2006.

Loss on sale of discontinued operations in the third quarter of 2007 reflects a loss of $2 million (net of $1 million of tax) related to the sale of the EPDM business. Earnings from discontinued operations in the third quarter of 2007 included a loss of $1 million, with no significant tax impact, related to the EPDM business, which was offset by earnings of $1 million (net of $1 million of tax) related to the OrganoSilicones business. Discontinued operations for the third quarter of 2006 reflects a gain on sale of discontinued operations of $46 million (net of $21 million of tax) related to the sale of the OrganoSilicones business and earnings from discontinued operations of $3 million (net of $2 million of tax) related to the EPDM business.

Net earnings for the third quarter of 2007 were $2 million as compared with a loss of $40 million for the third quarter of 2006.

Segment Results

Polymer Additives

Net sales for the Polymer Additives segment improved by $16 million, or 4% from $431 million for the third quarter 2006 to $447 million for the third quarter of 2007. Despite higher net sales, operating profit of $10 million in the third quarter of 2007 was $14 million lower than the same quarter in 2006.

Increases in net sales reflect improvements in price, foreign currency translation and volume and product mix. Customer selling price increases of $8 million addressed some, but not all, of the impact of increases in raw material costs such as tallow and tin. Volume and product mix increases of $1 million primarily reflect the Company's ability to regain $17 million of sales in plastic surfactants, polymer additives and PVC product lines offset by a loss of volume of $12 million in the flame retardants product line due to weak electronics demand and $4 million in fumigants products. Net sales were favorably impacted by $7 million related to foreign currency translation. Lower operating profit was mainly driven by higher raw material and energy costs of $22 million and $5 million of asset write-offs partially offset by price, volume and product mix, and improved efficiencies of $8 million, $5 million and $3 million, respectively.

Performance Specialties

Net sales in the Performance Specialties segment of $237 million for the third quarter of 2007 increased $71 million over the same quarter in 2006. Operating profit of $33 million for the third quarter of 2007 increased $3 million compared to $30 million for the third quarter of 2006.

Net sales increased due to the acquisition of Kaufman of $49 million, organic sales volume growth of $16 million, higher selling price of $3 million and $3 million favorable effect of foreign currency translation. Increases in operating profit relate to $7 million benefit from the Kaufman acquisition, $3 million higher selling price, $6 million organic volume growth and changes in product mix, partially offset by increases in raw material prices of $6 million, $3 million unfavorable foreign currency translation and $4 million of other expenses.

Consumer Products

Net sales for the Consumer Product segment increased $7 million to $139 million in the third quarter of 2007 compared to the same quarter in 2006. Operating profit increased $6 million in third quarter to $23 million compared to $17 million in the same quarter in 2006.

The $7 million increase in net sales is driven by favorable pricing of $4 million, volume and product mix increase of $1 million mainly from strong demand in the United States recreational water products due to warm weather, offset by lower international demand due to wet weather in Europe, and favorable foreign currency translation of $2 million. Operating profit increased by $6 million due to favorable pricing of $4 million, an increase in volume and product mix of $3 million, $1 million favorable raw material costs partially offset by $2 million of other expenses.

Crop Protection

Net sales for the Crop Protection segment were $83 million for the third quarter of 2007, which represents an increase of $8 million from the third quarter of 2006. Operating profit increased $8 million to $16 million for the third quarter of 2007 over the same quarter of 2006.

The increase in net sales reflected increases of $7 million in volume and product mix, and $2 million in foreign currency translations partially, offset by a decrease of $1 million in customer selling price primarily related to our North American business. Operating profit increased by $8 million primarily due to lower SG&A of $8 million. SG&A includes a $7 million favorable benefit compared to the third quarter of 2006, related to its provision for the collection of Brazilian accounts receivable.

Other Businesses

Net sales for the Company's other businesses, primarily non-core operations, were $44 million for the third quarter of 2007 representing a decrease of $25 million compared with net sales of $69 million for the third quarter of 2006. Operating profit increased to $5 million in the third quarter of 2007 compared to breakeven in the same quarter of 2006.

The decline in net sales reflects a decline in the rubber chemical business which is primarily the result of the Celogen® foaming agent product line which was sold in the second quarter of 2007.

The EPDM business was sold on June 29, 2007. The results of this business, along with the gain on the sale, have been presented as discontinued operations for the third quarter of 2006 and 2007.

General Corporate

General corporate expenses include costs and expenses that are of a general nature or managed on a corporate basis. These costs primarily represent corporate administration services, costs related to corporate headquarters, and management compensation plan expenses related to executives and corporate managers. General corporate expenses also include all amortization expenses. General corporate expenses of $40 million for the third quarter of 2007 increased by $9 million compared with the third quarter of 2006, due primarily to the impact of a provision for excise taxes in Brazil of $3 million, $3 million in additional incentive compensation, $2 million in lobbying costs and $2 million in strategic initiatives.

Year-To-Date Results

Consolidated net sales of $2.9 billion for the nine-month period ended September 30, 2007 were $203 million or 7% higher than the nine-month period ended September 30, 2006. The increase included a $131 million benefit from the acquisition of Kaufman on January 31, 2007. Net sales also benefited from $42 million in favorable foreign currency translation, $12 million in organic volume growth and product mix, and $26 million in increased selling prices and $4 million of other increases. These increases in net sales were offset by a $12 million reduction in price due to the change in the nature of sales now made under continuing supply agreements in connection with the divestiture of the Industrial Water Additives business in May 2006. The $12 million of volume and product mix growth principally reflected $34 million in the Polymer Additives segment, primarily the result of recovering loss business from prior years, $21 million in Performance Specialties and $19 million in the Crop Protection segment, of which were offset by a $50 million decline in Rubber Chemicals business primarily due to the sale of the Celogen® foaming agents product line and a $7 million decline in Consumer Products volume and product mix. Selling price increases by Polymer Additives and Performance Specialties of $20 million and $9 million, respectively, were implemented in response to the impact of higher raw material costs.

Gross profit declined by $10 million to $693 million for the nine-month period ended September 30, 2007 as compared with the same nine-month period in 2006. Gross profit as a percentage of sales declined to 24% from 26%, for the first nine-months of 2007 and 2006, respectively. The decrease in gross profit, in both dollars and percentage terms, reflects a $76 million impact from the continuing increases in raw material and energy costs which the Company has not been able to fully recover through increases in customer selling prices or other initiatives and $4 million of other declines. The net impact of increasing raw material and energy costs was offset in part by a $21 million net increase due to the affect of acquisitions and divestitures, primarily the Kaufman acquisition, a $23 million benefit related to changes in product mix toward higher margin products and $26 million from higher selling prices.

SG&A of $311 million for the nine-month period ended September 20, 2007 was $11 million higher than in the same time period of 2006. The increase primarily reflects $8 million due to the acquisition of Kaufman, partially offset by a $4 million benefit from the favorable settlement of a contractual matter reported in 2006.

Depreciation and amortization expense for the nine-month period ended September 30, 2007 of $193 million was $50 million higher than the same period ended September 30, 2006. This increase reflects an increase in accelerated depreciation charges of $37 million primarily related to the Company's restructuring initiatives and an increase in depreciation and amortization resulting from the acquisition of Kaufman in January 2007.

Research and development expense of $47 million for the nine-month period ended September 30, 2007 was $1 million lower compared to the same period ended September 30, 2006.

Facility closures, severance and related costs were $34 million for the first nine months of 2007 as compared with a $2 million benefit in the same period of 2006. The 2007 costs are primarily severance costs related to the Company's restructuring programs announced in the second quarter of 2007. The 2006 credit included the reversal of a portion of the reserve for unrecovered lease costs at the Company's Tarrytown NY facility due to the sublet of additional space.

The Company incurred antitrust costs of $32 million in the nine-month period ended September 30, 2007 compared with $71 million during the same period of 2006. Antitrust costs in 2007 include $20 million primarily for settlement offers made to certain urethane and rubber chemicals claimants, indirect case claimants and securities class action plaintiffs, and $12 million for legal costs associated with the antitrust investigations and civil lawsuits. Antitrust costs for the nine months ended September 30, 2006 include $56 million primarily for settlement offers made to certain rubber chemicals, plastic additives and urethanes claimants and $15 million for legal costs associated with the antitrust investigations and civil lawsuits.

Loss on sale of assets and businesses represents $14 million in 2007 related to the sale of the Celogen® business in June 2007 and $11 million in 2006 related to the sale of Industrial Water Additives in May 2006.

The Company recorded a charge of $16 million for the impairment of long-lived assets during the nine-month period ended September 30, 2007. Included in this charge is $4 million related the sale of the Company's Marshall, Texas facility, $4 million related to the write-off of construction in progress at certain facilities affected by the restructuring programs announced in the second quarter, and $9 million, primarily related to the Company's Ravenna, Italy facility. The Company recorded an impairment charge of $80 million for the first nine months of 2006, which included the impairment of goodwill of $52 million, $22 million related to the impairment of certain tangible and intangible assets of the Fluorine business and $6 million related to the retained long-lived assets of the IWA business, which was sold in May 2006.

Interest expense of $67 million for the nine-month period ended September 30, 2007 reflected a $14 million decrease from the same period in 2006. The decrease was due primarily to a reduction of $16 million from the early retirement of the Company's 9.875% Senior Notes due 2012 and the

Floating Rate Notes due 2010 in 2006, a reduction of $3 million from lower average borrowings on the Credit Facility and $3 million lower expense associated with the amortization of fair value adjustments, partially offset by $11 million expense from the April 2006 issuance of the Company's 6.875% Notes due 2016.

Other expense, net was $11 million in the nine-month period ended September 30, 2007 compared with $2 million in the same period of 2006. The $9 million increase in expense primarily reflects the impact of higher accounts receivable securitization fees, primarily in Europe of $6 million, interest income of $4 million and higher minority interest expense of $3 million partially offset by favorable foreign currency translation of $8 million. Additionally, 2006 included equity income of $6 million related to the Company's Davis Standard joint venture.

The Company's income tax expense increased $12 million for the nine months ended September 30, 2007 compared to the same nine month period in 2006. The Company provided a valuation allowance against tax benefits of $16 million associated with the Company's year to date U.S. net operating loss. The tax benefit related to foreign operations in 2007 was $3 million compared to a tax expense of $24 million for 2006, and other changes to uncertain tax positions.

Loss from continuing operations for the nine-months ended September 30, 2007 was $34 million, compared with a loss of $81 million during the same period in 2006.

Gain on sale of discontinued operations in the nine months ended September 30, 2007 of $25 million, represents $23 million (net of $12 million of tax) related to the sale of the EPDM business and $2 million (net of $1 million tax) related to the sale of the OrganoSilicones business. Earnings from discontinued operations in the nine months ended September 30, 2007 of $6 million includes $5 million (net of $2 million of tax) related to the EPDM business and $1 million (net of $1 million of tax) related to the OrganoSilicones business. Discontinued operations for the nine months ended September 30, 2006 reflects a gain on sale of discontinued operations of $46 million (net of $21 million of tax) related to the sale of the OrganoSilicones business and earnings from discontinued operations of $9 million (net of $5 million of tax) related to the EPDM business.

Net loss for the nine-month period ended September 30, 2007 was $3 million as compared to a loss of $26 million for the nine month period ended September 30, 2006.

Segment Results

Polymer Additives

Net sales for the Polymer Additives segment increased by $73 million from $1,293 million for the nine months ended September 30, 2006 to $1,366 million for the nine months ended September 30, 2007. With the impact of higher raw material and energy costs, operating profit of $79 million for the nine months ended September 30, 2007 was $34 million lower than in the same period in 2006 despite higher sales volume and product mix.

Increases in net sales reflected the Company's ability to regain sales volume and changes in product mix in antioxidant and PVC product lines which accounted for $34 million of the improvement as well as $19 million related to the effect of favorable currency translation. Additionally, selling price increases of $20 million reflect the Company's ability to pass through a portion of the escalating cost of raw materials. Operating profit for the nine months ended September 30, 2007 was most significantly impacted by $57 million of raw material and energy cost increases and $3 million of unfavorable foreign currency translation. These factors were partially offset by a $9 million increase due to higher volumes and product mix, $20 million increase in customer price, and $2 million in favorable cost and manufacturing variances.

Performance Specialties

Net sales in the Performance Specialties segment of $680 million for the nine months ending September 30, 2007 increased by $171 million compared with the same period in 2006. Operating profit increased $12 million to $101 million for the first nine months of 2007 compared with $89 million for the first nine months in 2006.

Net sales increased $131 million as a result of the acquisition of Kaufman while organic sales volume growth and changes in product mix of $21 million, higher selling prices of $9 million and the favorable affect of foreign currency translation of $10 million accounted for the remainder of the increase. Selling price increases reflect the Company's ability to pass through a portion of raw material increases to customers. Increases in operating profit reflect a $13 million benefit from the Kaufman acquisition and a $16 million reduction related to the rising cost of raw materials offset by increases of $17 million due to selected price increases and change in sales mix towards higher margin products.

Consumer Products

The Consumer Products segment reported net sales of $456 million for the first nine months of 2007 compared with $450 million for the same nine months of 2006. Reported operating profit of $65 million for the first nine months of 2007 reflected an increase of $1 million from the $64 million reported for the same period in 2006.

The net sales increase of $6 million was driven by improvement in selling prices of $4 million, an $8 million benefit related to the effect of favorable foreign currency translation and $1 million related to an acquisition in late 2006, all of which were partially offset by a decrease of $7 million in sales volume and changes in product mix. The loss of volume during the first nine months of 2007 is attributable to lower volume in the distributor, BioGuard and international channels both of which were partially offset by higher sales in mass market. Lower operating income for the first nine months of 2007 reflected $4 million increase in selling price, $2 million positive impact of selling higher margin products, $1 million for the favorable impact of foreign currency translation, partially offset by a $2 million charge related to the write-off of certain packaging materials and $4 million of increased raw materials costs.

Crop Protection

Net sales for the Crop Protection segment were $261 million for the nine months ended September 30, 2007, an increase of $22 million from sales of $239 million in the nine months ended September 30, 2006. Operating profit of $57 million for the nine months ended September 30, 2007 increased by $13 million over the same period in 2006.

The increase in net sales for the first nine months of 2007 reflects increases of $19 million from organic sales volume and changes in product mix growth, a $6 million benefit from foreign currency translation and $2 million of growth from acquisitions partially offset by a $5 million decline in customer selling prices. The increase in sales volume and changes in product mix is primarily due to increased demand for products across Europe. The increase in operating profit was primarily driven by $8 million in higher volumes, $2 million related to the favorable effect of foreign currency translation, $1 million from acquisitions and $5 million from improved Brazil receivables and $1 million from restructuring cost savings. These increases were offset by the $5 million reduction in selling prices noted above.

Other Businesses

Net sales of the Company's other businesses, reported in the Other segment, were $155 million for the first nine months of 2007 compared with $224 million for the first nine months of 2006. Operating profit of these businesses was $6 million for the first nine months of 2007 compared with $9 million in the first nine months of 2006.

The decline in net sales primarily reflected a $55 million reduction in sales volume and changes in product mix, a $4 million reduction in selling prices for the rubber chemicals business and a $12 million reduction which is the result of a change in the nature of sales under continuing supply agreements in connection with the divestiture of the Industrial Water Additives business in May 2006. Operating income was negatively impacted principally due to the rubber chemicals business, which reported decreases of $9 million for both selling prices and loss of volume in higher margin products, coupled with $1 million in higher raw material costs that were offset by $5 million benefit from favorable manufacturing variances. Operating profit was also positively impacted by $3 million due to the net change in sales as a result of the divestiture of the Industrial Water Additives business and the assumption of the continuing supply agreement.

General Corporate

General corporate expenses include costs and expenses that are of a general nature or managed on a corporate basis. These costs primarily represent corporate administration services, costs related to corporate headquarters, and management compensation plan expenses related to executives and corporate managers. General corporate expenses also include all amortization expenses. General corporate expenses of $127 million for the nine-month period ended September 30, 2007 increased by $27 million compared with the first nine months of 2006 mainly due to a $7 million impact of higher legal fees, $6 million of fees related to strategic initiatives, $3 million of a provision for excise taxes in Brazil, $2 million in lobbying fees, $8 million of additional incentive compensation expense a $1 million in amortization.

ANTITRUST INVESTIGATIONS COSTS AND RELATED MATTERS

For a discussion of antitrust investigations costs and related matters, see Note 16, "Legal Matters" in the Notes to Consolidated Financial Statements under Part I, Item I and Item I, "Legal Proceedings" under Part II of this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Significant Acquisitions and Dispositions

The Company paid $164 million during January 2007 in connection with the Kaufman acquisition. Additionally, a deferred payment of $5 million will be paid to the sellers on the second anniversary of the closing date, subject to any indemnification claims.

On June 29, 2007, the Company completed the sale of its EPDM business, the Celogen ® foaming agents product line, and its Geismar, Louisiana facility to Lion Copolymer, LLC, for cash proceeds at closing and promissory notes since collected totaling $153 million. Additionally, the Company incurred $5 million in transaction costs in the second quarter of 2007. The Company reported a net of tax gain of $23 million related to the sale of the EPDM business in discontinued operations and a loss of $14 million related to the sale of foaming agents in continuing operations. The Company utilized the cash proceeds to reduce debt incurred in the first quarter of 2007 for the purchase of Kaufman.

Cash Flows from Operations

Net cash provided by operations was $171 million for the nine months ended September 30, 2007 compared to $282 million of net cash provided by operations in 2006. Changes in key working capital accounts are summarized below:

Favorable (unfavorable) (In millions)	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Accounts receivable	1	51
Accounts receivable — securitization	24	214
Inventories	23	(5)
Accounts payable	(33)	(49)

For the nine months ended September 30, 2007, accounts receivable securitization increased mainly due to the expansion of the program to include Kaufman accounts receivables; inventory increased primarily due to the Kaufman acquisition, partly offset by the sale of inventory related to the sale of EPDM and Celogen ®. Products; and accounts payable decreased primarily a result of timing of vendor payments.

During the first nine months of 2007 and 2006, the Company's pension and post-retirement healthcare liabilities decreased by $10 million and $59 million, respectively, primarily due to domestic and international pension plan payments, including supplemental voluntary contributions to domestic qualified pension plans of $2 million in 2007 and $40 million in 2006.

Net cash provided by operations in 2007 was also affected by various charges and pre-existing reserves. A summary of these items and the net impact on cash flows provided by (used in) operations is as follows:

(In millions)	Net Change per Consolidated Cash Flow Statement	2007 Expense	2007 Cash Payments
Antitrust settlement costs	$(39)	$20	$(59)
Facility closure, severance and related costs	18	34	(16)
Interest Expense	—	67	(67)
Environmental liabilities	(20)	2	(22)
Management incentive plans	5	7	(2)
Income taxes	(15)	20	(35)

Net cash provided by operations in 2007 also reflects the impact of certain non-cash charges, including $197 million of depreciation and amortization expenses.

Cash Flows from Investing and Financing Activities

Net cash used in investing activities was $80 million for 2007, which included net proceeds from divestments of $157 million and $164 million of net cash paid for the Kaufman acquisition. Additionally, capital expenditures for 2007 amounted to $73 million as compared with $78 million for 2006. Expenditures were primarily related to domestic and foreign facilities and environmental and other compliance requirements.

Net cash used in financing activities was $76 million for the nine months ended September 30, 2007, which included payments on short-term borrowings of $46 million and dividend payment of $36 million, partially offset by proceeds from the exercise of stock options of $7 million.

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

The Company has an accounts receivable securitization program to sell up to $275 million of domestic receivables to agent banks. As of September 30, 2007, $167 million of domestic accounts receivable had been sold under this program. In addition, the Company's European subsidiaries have a separate program to sell up to approximately $225 million of their eligible accounts receivable to an agent bank. As of September 30, 2007, $136 million of international accounts receivable had been sold under this program.

Included in cash and cash equivalents in the Company's consolidated balance sheets at September 30, 2007 and December 31, 2006, is $2 million of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year. There are no additional legal restrictions on these cash balances.

Contractual Obligations

The Company has an available credit facility of $750 million available through July 2010 ("Credit Facility"). There were no borrowings under the Credit Facility at September 30, 2007. The Company also has an uncommitted working capital facility in the amount of $25 million due in August 2008, of which there were no borrowings at September 30, 2007.

During the nine months ended September 30, 2007, the Company made aggregate contributions of $23 million to its domestic and international plans, which included $2 million of discretionary contributions to its domestic plans. The Company's funding assumptions for its domestic pension plans assume no significant change with regard to demographics, legislation, plan provisions, or actuarial assumptions or methods to determine the estimated funding requirements.

The Company has net liabilities related to unrecognized tax benefits of $70 million and $62 million at September 30, 2007 and December 31, 2006, respectively. At September 30, 2007, the Company anticipates payments of $8 million in 2007.

Bank Covenants and Guarantees

As a result of the May 2007 rating agency downgrade of the long-term senior unsecured debt to Ba2 by Moody's Investors Services, the Company and the Domestic Subsidiary Guarantors were required to provide a security interest in the stock of their first tier subsidiaries and other equity interests (limited to 66% of the voting stock of first-tier foreign subsidiaries) pursuant to a covenant in the Company's credit facility. The Company's credit rating at September 30, 2007 is BB+ (Stable) by Standard and Poors and Ba2 (Stable) by Moody's Investors Services, Inc. Additionally, under the terms of the indentures for the 7% Notes due 2009, 6.875% Notes due 2016 and the 6.875% Debentures (the "Notes"), the Company would be required to grant security interest in assets on an equal and ratable basis if certain secured debt thresholds are exceeded. The Company amended its Pledge Agreement, dated July 31, 2007, such that no borrowings under the Credit Facility would require that these Notes become secured.

The Company's various debt agreements contain covenants that limit the Company's ability to enter into certain transactions, such as incurring additional indebtedness, increasing the Company's dividends, and entering into acquisitions, dispositions and joint ventures. The Company is required to report compliance with certain financial covenants to its lenders on a quarterly basis. Under these covenants, the Company is required to maintain a leverage ratio (adjusted total debt to adjusted earnings before interest, taxes, depreciation and amortization ("Bank EBITDA"), with adjustments to both debt and earnings being made in accordance with the terms of the Credit Facility agreement) and an interest coverage ratio (Bank EBITDA to interest expense as defined in the credit facility agreement). In February 2007, amendments were made to the interest coverage ratio and leverage ratio for the quarterly periods March 31, 2007 through September 30, 2007, subject to being reset following the sale of the EPDM business. In May 2007, further amendments were made to the Credit Agreement, after the rating agency downgrade, to permit the sale of certain non-core businesses. On July 31, 2007, the Company entered into an amendment to its Credit Agreement that generally increased covenant levels for a series of events including: accounts receivable securitization; liens; investments; asset sales and the debt ceiling before security is required to be granted. On November 5, 2007 the Company entered into a further amendment of its Credit Facility that reduced the interest coverage ratio for the periods ending September 30, 2007 and December 31, 2007. The amendment provides the Company the flexibility to complete its restructuring actions in these periods given lower than expected earnings in the third quarter of 2007. The Company was in compliance with the covenants of its various debt agreements at September 30, 2007 and anticipates compliance in the future.

The Company has standby letters of credit and guarantees with various financial institutions. At September 30, 2007, the Company had $104 million of outstanding letters of credit and guarantees primarily related to its environmental remediation liabilities, insurance obligations and a pending legal matter.

CRITICAL ACCOUNTING ESTIMATES

The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. The Company's estimates are based on historical experience and currently available information. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies footnote in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 describe the critical accounting estimates and accounting policies used in preparation of the consolidated financial statements. Actual results in these areas could differ from management's estimates. With the exception of the estimations of fair value for goodwill impairment that is discussed below, there have been no significant changes in the Company's critical accounting estimates during the first nine months of 2007. The Company's cash flow projections, used to estimate the fair value of its reporting units, are based on subjective estimates. Although the Company believes that its projections reflect its best estimates of the future performance of its reporting units, changes in estimated revenues or operating margins could have an impact on the estimated fair values. Any increases in estimated reporting unit cash flows would have had no impact on the carrying value of that reporting unit. However, a decrease in future estimated reporting unit cash flows could require the Company to determine whether recognition of a goodwill impairment charge was required. Based on the estimated fair values used to test goodwill for impairment in accordance with FASB Statement No. 142, the Company concluded that no impairment existed in any of its reporting units at July 31, 2007.

If the operating margin used in estimating the fair value of the consumer products reporting unit were assumed to be 100 basis points lower, the carrying value of the reporting unit would exceed the estimated fair value by approximately $40 million and the Company would then determine whether recognition of a goodwill impairment charge would be required. As of July 31, 2007, the Company has not factored in any improvements to future cash flow projections that might be made to the reporting unit as a result of acquisitions or expansion of product lines into target regions.

If the Company had been required to recognize a goodwill impairment charge, there would not have been a direct impact on the Company's liquidity and capital resources because impairment charges are non-cash losses that do not impact the leverage or interest coverage ratios under the Company's domestic credit facility. The Company continually monitors and evaluates business and competitive conditions that affect its operations and reflects the impact of these factors in its financial projections. If permanent or sustained changes in business and competitive conditions occur, they can lead to revised projections that could potentially give rise to impairment charges.

ACCOUNTING DEVELOPMENTS

Implemented in 2007

In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140." Statement No. 156 provides additional guidance for initially recognizing servicing assets and liabilities at fair value, if practical, and is effective for fiscal years beginning after September 15, 2006. The adoption of Statement No. 156 did not have a material impact on the Company's consolidated results of operations for the nine months ended September 30, 2007 and financial position as of September 30, 2007.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, "Accounting for Income Taxes." Under FIN 48, the Company may recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. See Note 10, "Income Taxes" in the Notes to Consolidated Financial Statements under Part I, Item I of this Form 10-Q for information relating to implementation of this interpretation.

Future Implementation

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of Statement No. 157 are effective as of the beginning of the Company's 2008 fiscal year. The Company is assessing the impact of adopting Statement No. 157 on its financial position and its results of operations.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The provisions of Statement No. 159 are effective as of the beginning of the Company's 2008 fiscal year. The Company is currently assessing the impact on its financial position and its results of operations.

FORWARD-LOOKING STATEMENTS

This document includes forward-looking statements. These forward-looking statements are identified by terms and phrases such as "anticipate," "believe," "intend," "estimate," "expect," "continue," "should," "could," "may," "plan," "project," "predict," "will" and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.

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

  •
  The ability to continue to execute portions of the recovery plan for businesses within Polymer Additives;

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

  •
  The ability to recover our deferred tax asset;

  •
  The ability to remain compliant with our debt covenants or obtain necessary waivers; and

  •
  Other risks and uncertainties detailed in Item 1A. Risk Factors or in our filings with the Securities and Exchange Commission.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" and the "Derivative Instruments and Hedging Activities" Note to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. Also refer to the Derivative Instruments and Hedging Activities footnote included in the notes to the consolidated financial statements (unaudited) included in this Form 10-Q.

The fair market value of long-term debt is subject to interest rate risk. The Company's long-term debt amounted to $1.1 billion at September 30, 2007. The fair market value of such debt as of September 30, 2007 was $1.0 billion, which has been determined primarily based on quoted market prices.

The Company uses price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases. These contracts are designated as hedges of a portion of the Company's forecasted natural gas purchases for a rolling three-year period. These contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based. The differential paid or received as natural gas prices change is recognized as an adjustment to cost of products sold. The fair value of the contracts at September 30, 2007 resulted in an unrealized loss of $1 million, which was recorded as a component of accumulated other comprehensive income (loss). Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. A hypothetical ten percent increase in the cost of natural gas at September 30, 2007 would result in an increase in the fair market value of the outstanding derivatives of $3 million to an unrealized gain of $1 million; conversely, a hypothetical ten percent decrease in the cost of natural gas would result in a decrease in the fair market value of the outstanding derivatives of $3 million to an unrealized loss of $4 million.

There have been no other significant changes in market risk since December 31, 2006.

ITEM 4. Controls and Procedures

(a)
Disclosure Controls and Procedures

  As of September 30, 2007, the Company's management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective as a result of an unremediated material weakness associated with not maintaining adequate resources relating to management's oversight and review over income taxes and the capitalization, amortization, and impairment of certain intangible assets.

  Not withstanding the existence of this material weakness, our management, including our CEO and CFO, believes that the Consolidated Financial Statements included in this report fairly present in all material respect our financial condition, results of operations and cash flows for the periods presented.

(b)
Changes in Internal Control Over Financial Reporting

  During the course of the Company's evaluation of internal controls over financial reporting at December 31, 2006, management identified that the Company did not maintain adequate resources in its accounting and tax functions; therefore, management's oversight and review related to certain accounts and analysis was not timely or effective. This deficiency resulted in material misstatements in the Company's preliminary 2006 income tax and patent and trademark accounts which were corrected prior to the filing of the Company's December 31, 2006 Form 10-K.

  Other than described below, there were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2007 or subsequent to the date the Company completed its evaluation, that have materially affected or reasonably likely to materially affect, the Company's internal control over financial reporting.

  The Company is currently enhancing its resources to ensure the timely and effective review and management oversight over income tax accounts and the capitalization, amortization, and impairment of certain intangible assets.

  Management is also in the process of implementing certain additional controls intended to prevent and detect the aforementioned potential misstatements. Beginning with the first quarter of 2007 and continuing through September 2007, the Company has assigned additional resources to its tax department and implemented additional procedures that include strengthened review procedures over the tax accounts by the accounting department, and proper training and supervision within the legal and accounting departments over accounting for intangible assets. In addition, the Company is implementing new software to assist in the timely preparation and review of its tax accounts.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Antitrust Investigations

Rubber Chemicals

On May 27, 2004, the Company pled guilty to a one count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period from July 1995 to December 2001. The U.S. Federal court imposed a fine of $50 million, payable in six annual installments, without interest, beginning in 2004. In light of the Company's cooperation with the U.S. Department of Justice (the "DOJ"), the court did not impose any period of corporate probation. On May 28, 2004, the Company pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Canadian federal court imposed a sentence requiring the Company to pay a fine of CDN $9 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid (in U.S. dollars) $2 million in 2004, $2 million in 2005, $7 million in 2006 and $12 million in 2007 in cash, for the U.S. and Canadian fines. Remaining cash payments for the U.S. and Canadian fines are expected to equal (in U.S. dollars) approximately $16 million in 2008; and $18 million in 2009. At September 30, 2007, reserves of $17 million and $17 million related to these settlements have been included in accrued expenses and other liabilities, respectively, on the Company's consolidated balance sheet. At December 31, 2006, reserves of $12 million and $31 million were included in accrued expenses and other liabilities, respectively.

Other Product Areas

The Company and certain of its subsidiaries are subjects of, and continue to cooperate in, coordinated criminal and civil investigations being conducted by the DOJ, the Canadian Competition Bureau and the European Commission (the "EC") (collectively, the "Governmental Authorities") with respect to possible antitrust violations relating to the sale and marketing of certain other products. The Governmental Authorities are each conducting investigations with respect to various classes of heat stabilizers; nitrile rubber; and, in the case of the DOJ and the Canadian Competition Bureau, urethanes and urethane chemicals. Such investigations concern anticompetitive practices, including price fixing and customer or market allocations, undertaken by the Company and such subsidiaries and certain of their officers and employees. The Company and its subsidiaries that are subject to the investigations have received from each of the Governmental Authorities verbal or written assurances of conditional amnesty from prosecution and fines. The EC has granted conditional amnesty with respect to certain classes of heat stabilizers. The assurances of amnesty are conditioned upon several factors, including continued cooperation with the Governmental Authorities. The Company is actively cooperating with the Governmental Authorities regarding such investigations.

Internal Investigation

The Company completed its internal investigation of the Company's business and products to determine compliance with applicable antitrust law and with the Company's antitrust guidelines and policies. During the course of its internal investigation, the Company strengthened its training and compliance programs and took certain actions with respect to certain employees, including termination of employment and other disciplinary actions.

Impact upon the Company

The Company does not expect the previously described resolution of the rubber chemicals investigations by the United States, Canada and the EC to have a material adverse effect on its future results of operations. However, the resolution of any other possible antitrust violations against the Company and certain of its subsidiaries and the resolution of any civil claims now pending or hereafter asserted against them may have a material adverse effect on the Company's financial condition, results of operations, cash flows or prospects. No assurances can be given regarding the outcome or timing of these matters.

Civil Lawsuits

Except for those actions indicated as being subject to a settlement agreement, dismissed by the applicable court or as otherwise provided, the actions described below under "U.S. Civil Antitrust Actions" and "Canadian Civil Antitrust Actions" are in various procedural stages of litigation. Although the actions described below have not had a material adverse impact on the Company, we cannot predict the outcome of any of those actions. The Company will seek cost-effective resolutions of the various pending and threatened legal proceedings against the Company; however, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the

Company's financial condition, results of operations or cash flows. The Company has established reserves for all direct and indirect purchaser claims as of September 30, 2007.

The Company reviews its reserves for civil lawsuits on a quarterly basis. The Company also adjusts its reserves quarterly to reflect its current best estimates. The Company increased its reserves during the nine months ended September 30, 2007 to reflect the increase in actual settlement offers and settlements in the direct and indirect purchaser lawsuits described below.

U.S. Civil Antitrust Actions

Partially Terminated Global Settlement Agreement.    On January 11, 2005, the Company and plaintiff class representatives entered into a Settlement Agreement (the "Global Settlement Agreement") that was intended to resolve, with respect to the Company, three consolidated direct purchaser class action lawsuits filed against the Company, its subsidiary Uniroyal Chemical Company, Inc., now known as Chemtura USA Corporation (referred to as "Uniroyal" for purposes of the description of the Company's civil lawsuits), and other companies, by plaintiffs on behalf of themselves and classes consisting of all persons or entities who purchased EPDM, nitrile rubber and rubber chemicals, respectively, in the United States directly from one or more of the defendants or any predecessor, parent, subsidiary or affiliates thereof, at any time during various periods, with the earliest commencing on January 1, 1995. The complaints in the consolidated actions principally alleged that the defendants conspired to fix, raise, maintain or stabilize prices for EPDM, nitrile rubber and rubber chemicals, as applicable, sold in the United States in violation of Section 1 of the Sherman Act and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities. The Global Settlement Agreement provided that the Company would pay a total of $97 million, consisting of $62 million with respect to rubber chemicals, $30 million with respect to EPDM and $5 million with respect to nitrile rubber, in exchange for the final dismissal with prejudice of the foregoing three lawsuits as to the Company and a complete release of all claims against the Company set forth in the lawsuits.

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

ParaTec Elastomers Cross-Claims.    A defendant in the class action lawsuit relating to nitrile rubber, ParaTec Elastomers LLC, a former joint venture in which the Company previously owned a majority interest but now has no interest, asserted cross claims against the Company and its subsidiary Uniroyal in this class action, seeking indemnification for settlements that ParaTec Elastomers LLC has entered into and damages that ParaTec Elastomers LLC has allegedly suffered or may suffer as a result of the Company's actions, including the Company's alleged failure to obtain immunity for ParaTec Elastomers with respect to the EC's investigation of the sale and marketing of nitrile rubber. The ParaTec Elastomers complaint seeks damages of unspecified amounts, including attorneys' fees and punitive damages with respect to certain of the alleged causes of action, injunctive relief, pre- and post-judgment interest, costs and disbursements and such other relief as the court deems just and proper. On August 6, 2004, the Company filed a motion to dismiss the cross claims, or in the alternative to compel arbitration. On September 29, 2005, the motion to dismiss was granted with respect to the plaintiff's claims of violation of the Connecticut Unfair Trade Practices Act, breach of contract, fraud and promissory estoppel. The motion to dismiss was denied with respect to the plaintiff's claims for contractual indemnification pursuant to the ParaTec Elastomers LLC Agreement, breach of fiduciary duty and breach of covenant of good faith and fair dealing. In addition, the court denied the Company's motion to compel arbitration. The Company has appealed the denial of its motion to compel arbitration. The Company's appeal was successful and on November 30, 2006 the court granted the Company's motion to compel arbitration. The Company believes these claims are without merit, as they relate to conduct occurring exclusively after ParaTec Elastomers was sold.

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

The complaints in these actions (as further described below) principally allege that the defendants conspired to fix, raise, maintain or stabilize prices for rubber chemicals, EPDM, polychloroprene, nitrile rubber, or urethanes and urethane chemicals, as applicable, sold in the United States in violation of Section 1 of the Sherman Act or in violation of certain antitrust statutes and consumer protection and unfair or deceptive practices laws of the relevant jurisdictions and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities. With respect to the complaints relating to the sale of polychloroprene (as further described below), although the Company does not sell or market polychloroprene, the complaints allege that the Company and producers of polychloroprene conspired to raise prices with respect to polychloroprene and the other products included in the complaint collectively in one conspiracy. In each of the foregoing actions, the plaintiffs seek, among other things, treble damages of unspecified amounts, costs (including attorneys' fees) and injunctive relief preventing further violations or the improper conduct alleged in the complaint.

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

The Company and certain of its subsidiaries also remain defendants in two pending indirect putative class action lawsuits for alleged violations of state law filed in state courts in Florida and Massachusetts in May 2004 and March 2004, respectively. One of these lawsuits is a multi-product lawsuit and is described under the heading "Multi-Product Lawsuits" below.

EPDM.    With respect to EPDM, the Company remains a defendant in one pending multi-product direct federal purchaser lawsuit. This lawsuit is described separately under the heading "Multi-Product Lawsuits" below.

The Company and certain of its subsidiaries also remain defendants in eight pending indirect putative class action lawsuits for alleged violations of state law with respect to EPDM filed in state courts in California, Florida, Iowa, Kansas, Nebraska, New Mexico and New York between May 2004 and February 2005. Three of these lawsuits are multi-product lawsuits and are described under the heading "Multi-Product Lawsuits" below.

Nitrile Rubber.    With respect to nitrile rubber, the Company, Uniroyal and other companies remain defendants in one multi-product direct purchaser lawsuit. The Company and certain of its subsidiaries also remain defendants in three pending indirect putative class action multi-product lawsuits for alleged violations of state law filed in state courts in California, Florida and New York between May 2004 and February 2005. These lawsuits are described under the heading "Multi-Product Lawsuits" below.

Urethanes.    With respect to urethanes, the Company, Uniroyal and other companies are defendants in a consolidated federal direct purchaser class action lawsuit filed in November 2004 in the United States District Court, District of Kansas. This action consolidates twenty-six direct purchaser class action lawsuits previously described in the Company's prior periodic reports filed with the Securities and Exchange Commission. The Company, Uniroyal and other companies are also defendants in one multi-product direct purchaser lawsuit involving urethanes described separately under the heading "Multi-Product Lawsuits" below.

With respect to Urethanes, the Company remains a defendant in fifteen pending indirect putative class action lawsuits for alleged violations of state law filed in California, Florida, Massachusetts, New York, Pennsylvania and Tennessee, between March 2004 and February 2005. Three of these lawsuits are multi-product lawsuits and are described under the heading "Multi-Product Lawsuits" below.

Multi-Product Lawsuits.    The Company, Uniroyal and other companies are defendants in one federal direct purchaser lawsuit which is a multi-product lawsuit for alleged violations of state law. This lawsuit was filed on February 10, 2005 in Massachusetts state court and was subsequently removed to the United States District Court, District of Massachusetts. The claims in this lawsuit relate to purchases of any product containing rubber and urethane products, defined to include EPDM, nitrile rubber, and urethanes. The Company's motion to dismiss this case has been denied by the court and the Company plans to appeal this dismissal.

The Company, its subsidiary Uniroyal, and other companies are defendants in three pending indirect putative purchaser class action lawsuits in three states that each involve multiple products. One of the outstanding multi-product lawsuits relates to purchases of any product containing rubber and urethane products, defined to include rubber chemicals, EPDM, nitrile rubber and urethanes. Another lawsuit previously pending in Pennsylvania was voluntarily dismissed by the plaintiff in August 2007The remaining two outstanding multi-product lawsuits relate to purchases of any product containing rubber and urethane products, defined to include EPDM, nitrile rubber, and urethanes. An indirect purchaser class action previously pending in Massachusetts state court has been removed to the United States District Court, District of Massachusetts and is described above. The claims with respect to rubber chemicals in these three lawsuits are arguably covered by the terms of the settlement agreements described under "Rubber Chemicals" above. At September 30, 2007 and December 31, 2006, the

Company had remaining reserves of $27 million and $102 million, respectively, included in accrued expenses on its consolidated balance sheets relating to the remaining U.S. direct and indirect purchaser lawsuits, the federal securities class action lawsuit described under "Federal Securities Class Action" below and the shareholder derivative lawsuit described under "Shareholder Derivative Lawsuit" below. These reserves cover all direct and indirect purchaser antitrust claims in the rubber, EPDM, urethanes and nitrile rubber civil cases. The Company periodically reviews its accruals as additional information becomes available, and may adjust its accruals based on later occurring events.

Canadian Civil Antitrust Actions

The Company has entered into agreements settling all material liability with respect to class action claims against it brought under Canadian civil antitrust law by direct and indirect purchasers of EPDM, rubber chemicals and polyester polyols. Certain plaintiffs have opted out of the EPDM and rubber chemicals settlement agreements. No plaintiffs opted out of the polyester polyols settlement agreement. While the Company does not believe that the reasonable probable loss to the Company from any claims brought by, or settlements with, the plaintiffs who have opted out of the settlement agreements is material, no assurances can be given regarding the outcome of these matters.

At September 30, 2007, the Company had no remaining reserves relating to the direct and indirect purchaser lawsuits for Canadian matters.

Australian Civil Antitrust Matters

On September 27, 2007, the Company was sued in the Federal Court of Australia for alleged price fixing violations with respect to the sale of rubber chemicals in Australia. The Company has not yet responded to the complaint, nor at this early stage assessed its merits. The Company does not expect this matter will be material.

The reserve activity for antitrust related litigation is summarized as follows:

Governmental Reserves:

(In millions)	U.S. DOJ Fines	Canada Federal Fines	Total U.S. and Canada Fines	European Commission
Balance January 1, 2006	$41	$6	$47	$16
Payments	(6)	(1)	(7)	(17)
Accretion — Interest	2	1	3	—
Foreign currency translation	—	—	—	1

Balance December 31, 2006	37	6	43	$—

Payments	(10)	(2)	(12)
Accretion — Interest	1	—	1
Foreign currency translation	—	1	1

Balance September 30, 2007	$28	$5	$33

Civil Case Reserves:

(In millions)	U.S. Civil and Securities Matters	Canada Civil Matters	Total U.S. and Canada Civil Matters
Balance January 1, 2006	$51	$6	$57
2006 Antitrust costs, excluding legal fees	81	(2)	79
Payments	(30)	(4)	(34)

Balance December 31, 2006	102	$—	102

2007 Antitrust costs, excluding legal fees	24		24
Payments	(99)		(99)

Balance September 30, 2007	$27		$27

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

ENVIRONMENTAL AND OTHER MATTERS

Environmental Matters

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operation and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes that such costs are estimable. The total amount accrued for such environmental liabilities at September 30, 2007 was $122 million. The Company estimates the determinable environmental liability could range up to $166 million at September 30, 2007. The Company's reserves include estimates for determinable clean-up costs. During the nine months ended September 30, 2007, the Company recorded a pre-tax charge of $2 million to increase its environmental liabilities and made payments of $22 million for clean-up costs, which reduced its environmental liabilities. At certain sites, the Company has contractual agreements with certain other parties to share remediation costs. The Company has established receivables of $12 million at September 30, 2007 to reflect probable recoveries. At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed the Company's present estimates and could have, individually or in the aggregate, a material adverse effect on the Company's financial condition, results of operations and cash flows. It is reasonably possible that the Company's estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

The Company and some of its subsidiaries have been identified by federal, state or local governmental agencies, and by other potentially responsible parties ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States. Because in certain circumstances these laws have been construed to authorize joint and several liabilities, the EPA could seek to recover all costs involving a waste disposal site from any one of the PRPs for such site, including the Company, despite the involvement of other PRPs. In many cases, the Company is one of several hundred PRPs so identified. In a few instances, the Company is the sole or one of a handful of parties performing investigation and remediation. Where other financially responsible PRPs are involved, the Company expects that any ultimate liability resulting from such matters will be apportioned between the Company and such other parties. In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.

Legal Proceedings

Each quarter the Company evaluates and reviews pending claims and litigation to determine appropriate reserve amounts. As of September 30, 2007, the Company's accrual for probable loss in all pending legal proceedings, excluding amounts disclosed in Note 16 is immaterial. In addition, the related receivable to reflect probable insurance recoveries is also immaterial.

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

ITEM 1A. Risk Factors

The Company's risk factors have been described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no significant changes in the Company's risk factors during the first nine months of 2007.

        ITEM 6. Exhibits

The following documents are filed as part of this report:

Number	Description
10.1
Form of Amendment No. 1 dated as of September 30, 2007, to the Amended and Restated Credit Agreement dated as of July 31, 2007, by and among Chemtura Corporation, various lenders and Citibank, N.A., as Agent (incorporated by reference to Exhibit 10.1 to the Registrant's November 5, 2007 Form 8-K).
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

CHEMTURA CORPORATION (Registrant)
Date: November 8, 2007
Name: Kevin V. Mahoney Title: Senior Vice President and Corporate Controller
Date: November 8, 2007
Name: Barry J. Shainman Title: Vice President and Secretary

QuickLinks

CHEMTURA CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets September 30, 2007 (Unaudited) and December 31, 2006 ( In millions, except per share data )
CHEMTURA CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited) Nine months ended September 30, 2007 and 2006 ( In millions )
CHEMTURA CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements (Unaudited)
Condensed Consolidating Statement of Operations Quarter ended September 30, 2007 ( In millions )
Condensed Consolidating Statement of Cash Flows Nine months ended September 30, 2007 ( In millions )
Condensed Consolidating Statement of Operations Quarter ended September 30, 2006 ( In millions )
Condensed Consolidating Statement of Operations Nine months ended September 30, 2006 (In millions)
Condensed Consolidating Balance Sheet as of December 31, 2006 ( In millions )
CHEMTURA CORPORATION SIGNATURES