Form 10-K
period 2007-12-31
Chemtura CORP
filed 2008-03-17
CIK 1091862

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer” , “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer   ☒   Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐

                                                                                (Do not check if a smaller
                                                                                  reporting company)

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed as of June 29, 2007 was $2,676,529,352.

   The number of voting shares of Common Stock of the registrant outstanding as of February 1, 2008 was 242,130,355.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Stockholders on May 14, 2008                      Part III

PART I.

ITEM 1.  BUSINESS

Overview

Chemtura Corporation, together with its consolidated subsidiaries, is among the largest publicly-traded specialty chemical companies in the United States.

Our headquarters are located in Middlebury, Connecticut.  We also have offices in other locations in North America, as well as throughout the world.

Certain disclosures included in this Annual Report on Form 10-K constitute forward-looking statements that are subject to risk and uncertainty.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements.”

When we use the terms the “Corporation,” “Company,” “Registrant,” “we,” “us” and “our,” unless otherwise indicated or the context otherwise requires, we are referring to Chemtura Corporation and its consolidated subsidiaries (“Chemtura”).

(a) General Development of Business

Chemtura is the successor to Crompton & Knowles Corporation, which was incorporated in Massachusetts in 1900, and engaged in the manufacture and sale of specialty chemicals beginning in 1954.  We expanded our specialty chemical business through acquisitions in the United States and Europe, including the 1996 acquisition of Uniroyal Chemical Company, Inc. (“Uniroyal”), the 1999 merger with Witco Corporation (“Witco”) and the 2005 merger with Great Lakes Chemical Corporation (“Great Lakes”).

Today, we are a global diversified producer of specialty chemicals and polymer products and are a leading U.S. supplier of home pool and spa chemicals. Our products are used in a wide variety of end-use markets, including automotive, transportation, construction, packaging, agriculture, lubricants, plastics for durable and non-durable goods, electronics and the home pool and spa chemical markets. Most of our chemical products are sold to industrial manufacturing customers for use as additives, ingredients, or intermediates that add value to their end products.  Our pool and spa chemicals are sold to dealers, distributors and major retailers.  We are a market leader in many of our key product lines.  We manufacture and sell more than 3,500 products and formulations in more than 100 countries. Of our $3.7 billion net sales in 2007, approximately 53% were to customers in the United States and Canada, 29% to Europe and Africa, 14% to Asia/Pacific, and 4% to Latin America.

Divestitures and Acquisitions

On March 12, 2008, the Company purchased the remaining 50% outstanding shares of GLCC Laurel, LLC.

On February 29, 2008, the Company completed the sale of its oleochemicals business.  The oleochemicals business had revenue of approximately $175 million in 2007.

On February 29, 2008, the Company purchased the remaining 46.5% outstanding shares of Baxenden Chemicals Limited.

On January 31, 2008, the Company completed the sale of its fluorine chemical business located at the Company’s El Dorado, Arkansas facility.  The fluorine chemical business had revenue of approximately $49 million in 2007.  The Company has presented the results of the fluorine chemical business as a discontinued operation in the accompanying financial statements included in Part II Item 8 of this Form 10-K.

On October 31, 2007, the Company completed the sale of its optical monomers business, which includes the Company’s Ravenna, Italy manufacturing facility, for cash proceeds of $24 million resulting in a net loss of $1 million.  As a result, the Company has presented the results of the optical monomers business as a discontinued operation in the accompanying financial statements included in Part II Item 8 of this Form 10-K.

On July 31, 2007, the Company completed the sale of its organic peroxides business located at its Marshall, Texas facility.  This sale transaction did not have a material impact on the Company’s earnings, financial position or cash flows.

On June 29, 2007, the Company completed the sale of its EPDM business, the Celogen® foaming agents product line related to rubber chemicals, and its Geismar, Louisiana facilities for cash proceeds at closing and promissory notes since collected totaling $153 million. The Company reported a net of tax gain of $8 million ($23 million related to the sale of the EPDM business in discontinued operations and a loss of $15 million related to the sale of foaming agents in continuing operations).

On January 31, 2007, the Company completed the acquisition of the stock of Kaufman Holdings Corporation (“Kaufman”) in an all-cash transaction.  The net cash paid for this transaction on closing was $165 million. The Kaufman acquisition compliments the Company’s existing Performance Specialties segment in offering related products in key customer areas, providing the opportunity to strengthen alliances with major suppliers, and offering potential distribution synergies.

Strategic Initiatives

The Company’s strategy is to focus on its core businesses, rationalizing its manufacturing footprint and cost structure while developing products and applications that generate profitable organic revenue growth.  To implement this strategy, the Company is rationalizing its business portfolio by divesting non-core and underperforming businesses and assets and has implemented a number of restructuring programs to reduce manufacturing and functional costs.  The Company continues to focus its resources on generating growth from new product and application development and geographic expansion.  We may supplement these organic growth initiatives by acquiring businesses and assets that will facilitate growth.  The Company announced three strategic cost saving restructuring initiatives in the second quarter of 2007 and launched an initiative in the fourth quarter of 2007 to consolidate its multiple ERP systems onto a single SAP platform.

On December 10, 2007, the Company announced the formation of the Office of the Chairman, designed to increase organizational focus, speed decision making and improve execution.

On December 18, 2007, the Company announced that its Board of Directors has authorized management to consider a wide range of strategic alternatives available to the Company to enhance shareholder value.

(b) Financial Information About Industry Segments

Information as to the sales, operating profit, depreciation and amortization, assets, capital expenditures and earnings on investments carried on the equity method attributable to each of our business segments during each of our last three fiscal years is set forth in Note 23 – Business Segment Data in the Notes to Consolidated Financial Statements.

Our businesses are grouped into five reporting segments: Polymer Additives (antioxidants, brominated performance products, flame retardant polymer additives, fumigants, polymer additives & initiators, PVC additives and surfactants), Performance Specialties (petroleum additives and urethanes), Consumer Products, Crop Protection, and Other (principally industrial water additives and rubber chemicals).  Details on the various types of products and services provided by each segment are summarized in the Narrative Description of the Business section below.

(c) Narrative Description of Business

Products and Services

We manufacture and market a wide variety of polymer and specialty chemical products.  The majority of our products are sold to industrial customers for use as additives, ingredients or intermediates that impart particular characteristics to the customers’ end products.  Our consumer products are sold to dealers, distributors and major national retailers.  We manufacture and sell more than 3,500 products and formulations in more than 100 countries.  The end-use markets we serve include agriculture, automotive, construction, electronics, packaging, industrial lubricants, and pool and spa chemical.

The principal products and services offered are described below.

Polymer Additives

We are a global leader in supplying a broad line of additives to the plastics, agricultural, fine chemical and oilfield industries.  Polymer additives are chemical additives designed to improve the performance of polymers in their end-use applications.  The Polymer Additives segment manufactures and sells products that serve a broad range of industries.  Polymer Additives products include antioxidants, brominated performance products, flame retardants, fumigants, polymerization additives and initiators, PVC additives and surfactants.  The products are sold across the entire value chain ranging from direct sales to monomer producers, polymer manufacturers, compounders and fabricators to industry distributors.

The Polymer Additives segment had net sales of $1.8 billion for 2007, $1.7 billion for 2006 and $1.2 billion for 2005.  This segment represents 48%, 50% and 46% of the Company’s total net sales in 2007, 2006, and 2005, respectively.  The major product offerings of this segment are:

Antioxidants

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

Brominated Performance Products

We are back integrated to a primary source of bromine and have a well developed business in supplying other types of brominated performance products to a variety of industries including agricultural, fine chemicals, pharmaceutical, electronics and oil well drilling.  Bromine is also a key raw material for certain of our flame retardant products.  On December 18, 2006, the Company entered into several long-term supply and purchase agreements with TETRA Technologies, Inc., primarily to sell bromine to TETRA on an exclusive basis over a 23 year period and to purchase sodium chloride over a period of 20 years.

Flame Retardant Polymer Additives

Our flame retardant business holds a leading global position with a comprehensive offering of bromine, phosphorus and antimony-based flame retardants.  With increasing regulatory and fire safety performance demands, the use of these products continues to grow in electrical components, construction materials, automotive and furniture/furnishing applications.

Fumigants

Part of our expertise in bromine-based material is the production and distribution of methyl bromide, a fumigant used to improve crop yields, and protect grain in storage from pest infestation.  Such materials are regularly used to treat food processing plants, breweries, warehouses and grain elevators, as well as rail cars, truck trailers and intermodal containers.  While the use of methyl bromide has been restricted by regulations, it continues to play an important role in protecting the food chain.  Where safe and effective alternatives are not available, our products continue to be employed at cargo ports where agricultural commodities need to be treated quickly and comprehensively to prevent transmission of infestation across international borders and as a pre-plant treatment to control weeds, diseases, insects and nematodes in high value food crops leading to increased yields and higher fresh produce quality.

Polymerization Additives & Initiators

Catalysts and inhibitors are chemicals used to initiate and terminate the polymerization reactions that transform monomers into polymers.  Polymer modifiers are materials incorporated into resins to improve tensile strength and impact resistance or to modulate density and impart elasticity.

PVC Additives

Our polyvinyl chloride (“PVC”) additives consist primarily of heat stabilizers that are essential to the processing of heat sensitive resins.  Without the inclusion of such specialty additives, scorching of the resin during fabrication could result, compromising the functionality and appearance of the finished product.  High-value end-use applications with such demanding aesthetic standards include vinyl exterior siding, synthetic flooring and window profiles.  Other large volume construction-related uses include plumbing and drainage pipe, electrical conduit and wire and cable coatings.  As the trend to reduce the use of traditional heavy metal stabilizers (lead and cadmium) continues, Chemtura is well positioned with a family of commercially proven, greener organic based heat stabilizers.

Surfactants

Surfactants help to homogenize multi-component resin systems and to facilitate lubricity in the processing and fabrication of such resins.

On February 29, 2008, the Company completed the sale of its oleochemicals business.  The oleochemical business had revenues of approximately $175 million in 2007.

Performance Specialties

Performance Specialties are engineered chemical solutions.  Performance Specialties include petroleum additives that provide detergency, friction modification and corrosion protection in motor oils, greases, refrigeration and turbine lubricants; castable urethane prepolymers engineered to provide superior abrasion resistance and durability in many industrial and recreational applications; and polyurethane dispersions used in various types of coatings such as clear floor finishes, high-gloss paints and textiles treatments.  These products are sold directly to manufacturers and through distribution channels.

On January 31, 2007, the Company completed the acquisition of the stock of Kaufman, which compliments the Company’s existing Performance Specialties segment offering related products in key customer areas, providing the opportunity to strengthen alliances with major suppliers, and offering potential distribution synergies.

The Performance Specialties reporting segment had net sales of $911 million for 2007, $670 million for 2006 and $619 million for 2005 which represents 24%, 19%, and 23% of the Company’s total net sales, respectively.  This segment is further defined as petroleum additives and urethanes.

Petroleum Additives

We are a global manufacturer and marketer of high-performance additive components used in transport and industrial lubricant applications. We are the global leader for alkylated diphenylamines antioxidants (“ADPAs”), which are marketed as Naugalubes® and used predominately in motor oils.  These additives play a critical role in meeting rising regulatory standards for engine performance.  The component product line also includes overbased and neutral calcium sulfonates used in motor oils and marine lubricants. These sulfonates, marketed as Hybase® and Lobase®, are oil-soluble surfactants whose properties include detergency and corrosion protection to help lubricants keep car, truck, and ship engines clean with minimal wear.  Additionally, we manufacture barium and sodium sulfonates, which provide corrosion protection and emulsification in metalworking fluids and antioxidants.  These chemicals are widely used by our customers in engine oils, gear oils, industrial oils and greases.

We provide a variety of other highly specialized, high value products.  Foremost, our high-viscosity polyalphaolefins (“PAOs”), marketed as Synton®, and our broad portfolio of esters marketed as Hatcol®, are used in the production of synthetic lubricants for automotive, refrigeration, aviation, and industrial applications.  We are also the world’s leader in high performing calcium sulfonate specialty greases and phosphate ester based fluids and additives for power generation fluids and anti-wear.

We are also a specialty supplier of high performance finished lubricants serving the aviation and industrial market segments.  Our product line has extensive original equipment manufacturer (“OEM”) approvals, and is marketed under our Anderol® and Royco® brands, as well as for private label customers.

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

Baxenden Chemicals Limited, our 53.5% owned consolidated subsidiary, is engaged in the manufacture and marketing of isocyanate derivatives, polyester polyols and specialty polymer systems used in a wide range of applications.  The major markets served by Baxenden are transportation, construction, surface coatings, leather and textile finishing.  Baxenden is focused on specialty polymer and resin chemistry and novel curing mechanisms for such polymers.  The core technology is urethane and acrylic chemistry and also includes novel polyesters and esterification processes.  On February 29, 2008, the Company purchased the remaining 46.5% of Baxenden Chemicals Limited.

Consumer Products

Consumer Products are performance chemicals that are sold to consumers for in-home and outdoor use.  Consumer Products include recreational water purification products sold under a variety of branded labels through local dealers and large retailers to assist consumers in the maintenance of their pools and spas, and branded cleaners and degreasers sold primarily through mass merchants to consumers for home cleaning.

Our pool and spa product line produces and distributes sanitizers, algicides, biocides, oxidizers, pH balancers, mineral balancers and other specialty chemicals and accessories.  Our primary channels of distribution are pool and spa dealers, wholesale distributors, and mass-market retailers throughout North America, Europe, Australia and South Africa.  We believe that we hold the leading position in the North American pool and spa chemical business and we plan to strengthen our position by expanding our dealer channels and our presence with leading mass market retailers.  Brands include BioGuard®, Aquachem®, Pooltime®, Omni®, Sun®, Hydrotech®, Guardex®, Bayrol®, Poolbrite®, Miami®, and Crystal®.

The Consumer Products business also operates in the specialty and multi-purpose cleaners business with “The Works” brand of non-abrasive bathroom cleaners, glass and surface cleaners, toilet bowl cleaners, drain openers and rust and calcium removers, as well as the “Greased Lightning” family of multipurpose cleaners.  Our primary channels of distribution are to major national retailers in the do-it-yourself, hardware, mass market, club, and discount sectors.

The Consumer Products segment had net sales of $567 million for 2007, $566 million for 2006 and $261 million for 2005.  This segment represents 15%, 16% and 10% of the Company’s total net sales in 2007, 2006 and 2005, respectively.

Crop Protection

Our Crop Protection business focuses on specific target markets in five major product lines: fungicides, miticides, insecticides, growth regulants and herbicides.  We have primarily developed our products for use on high-value target markets, such as tree and vine fruits, ornamentals and nuts and secondarily for commodity row crops, such as soybeans, oilseed rape and corn.  Our dedicated sales force works with growers and distributors to promote the use of our products throughout a crop’s growth cycle and to address selective regional, climate, and growth opportunities.  We expand our presence in worldwide targeted markets by developing or acquiring crop protection products and obtaining registrations for new uses and geographies, where demand for our products and services has potential for growth. We develop and sell our own products, and we also sell and register products manufactured by others on a license and/or resale basis.

Our seed treatments are used to coat seeds in order to protect the seed during germination and initial growth phases. Seed treatment is an environmentally attractive form of crop protection, involving localized use of agricultural chemicals at much lower use rates than other agrichemical treatments.  We anticipate growth in seed treatment resulting from the expanded use of higher value genetically modified seed.  On March 24, 2006, the Company acquired the Trace Chemicals business from Bayer CropScience LP.  Trace Chemicals is a leader in farmer-applied seed treatments in markets serving the United States.  The acquisition serves to enhance the Company’s offerings in this fast growing crop market.

The Crop Protection business works closely with our customers, distributors, research stations and individual growers, as part of an on-the-ground coordinated effort. We develop products in response to ongoing customer demands, drawing upon existing technologies and tailoring them to match immediate needs. For example, a grower’s crops may require varying levels of treatment depending on weather conditions and the degree of infestation. Our research and technology is therefore geared towards responding to threats to crops around the world as they emerge under a variety of conditions.

Our Crop Protection business benefits from nearly 50 years of experience in the field, along with product registrations in more than 90 countries. Our experience with registering products is a valuable asset, as registration is a significant barrier to entry, particularly in developed countries. Registration of products is a complex process in which we have developed proficiency over time. The breadth of our distribution network and the depth of our experience enable us to focus on profitable markets that have been less sensitive to competitive pricing pressures than broad commodity segments of the market. This position allows us to attract licensing and resale opportunities from partner companies providing us new products and technologies to accompany our own existing chemistries.

The Crop Protection business sells its products in North America through a distribution network consisting of more than 100 distributor outlets that sell directly to end use customers. Internationally, the Crop Protection business’s direct sales force services over 1,400 distributors, dealers, cooperatives, seed companies and large growers.

The Crop Protection reporting segment had net sales for 2007 of $352 million, $311 million for 2006 and $330 million for 2005, which represents 9%, 9% and 12% of the Company’s total net sales in 2007, 2006 and 2005, respectively.

Other

The Other segment consists of the Company’s non-core businesses that are in the process of being sold or are undergoing strategic assessment.  This category presently includes industrial water additives and rubber chemicals.  The polymer processing equipment business was also included until it was sold in April 2005.  The rubber chemicals business sold the Celogen® foaming agents product line in the second quarter of 2007, and its antioxidants, secondary accelerators, bonding agents, waxes, and some antiozonants were realigned under our Polymer Additives segment.  Rubber chemicals represented in this segment are 6PPD antiozonants and their derivatives, and primary accelerators.

Industrial Water Additives (“IWA”) are used in the desalination processes and include antiscalents, corrosion inhibitors, dispersants, antifoams and superior bromine-based non-oxidizing and oxidizing microbiological control products.   The IWA business was divested in the second quarter of 2006, however the Company continues to manufacture and sell these products to the purchaser of this business under supply agreements.

Rubber Chemicals are antiozonants which protect rubber compounds from cracking and deteriorating from exposure to ozone as well as providing resistance to oxygen and heat.  The primary accelerators are used to accelerate the rubber curing during fabrication.

The Other reporting segment had net sales of $111 million in 2007, $199 million in 2006 and $280 million in 2005, which represents 3%, 6% and 10% of the Company’s total net sales in 2007, 2006 and 2005, respectively.

Sources of Raw Materials

Hydrocarbon-based and inorganic chemicals constitute most of the raw materials required to manufacture our products.  These materials are generally available from a number of sources, some of which are foreign.  We use significant amounts of ethylene, propylene, benzene, chlorine, caustic, petrochemicals, tin, soybean oil, and tallow in many of our chemical manufacturing processes.  Large increases in the cost of such key raw materials, as well as natural gas which powers some key production facilities, could adversely affect our operating margins if we are not able to pass the higher costs on to our customers through higher selling prices.  While temporary shortages of raw materials we use may occur occasionally, key raw materials are generally available.  However, their continuing availability and price are subject to domestic and world market and political conditions and regulations.  Major requirements for key raw materials are typically purchased pursuant to multi-year contracts.

Seasonal Business

With the exception of the Crop Protection business and the pool and spa product line in our Consumer Products segment, no material portion of any segment of our business is significantly seasonal.  Our crop business is seasonal in nature and corresponds to agricultural cycles.  Similarly, the largest portion, approximately 80%, of our pool chemicals business serves the U.S. recreational water market and generally records higher sales in the later part of the second quarter and the early part of the third quarter of each year.

Customers

No one customer’s business accounts for more than ten percent of our consolidated net sales.

Employees

The Company has approximately 5,100 full time employees of its wholly owned operations at December 31, 2007.

Competitive Conditions

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

Product performance, quality, price, and technical and customer service are all important factors in competing in substantially all of our businesses.

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

Research and Development

Our research and development expenditures totaled $62 million in 2007, $61 million in 2006 and $50 million in 2005.  Research and development works with each business within the Company to help bring safe and effective new products to market in a timely manner while also maintaining existing product registrations required by regulatory agencies around the world.

Intellectual Property and Licenses

We have approximately 2,600 United States and foreign patents and pending applications and have trademark protection for approximately 900 product names.  Patents, trade names, trademarks, know-how, trade secrets, formulae, and manufacturing techniques assist in maintaining the competitive position of certain of our products.  Patents, formulae, and know-how are of particular importance in the manufacture of a number of specialty chemicals manufactured and sold by us.  We are licensed to use certain patents and technologies owned by other companies, including some foreign companies, to manufacture products complementary to our own products, for which we pay royalties in amounts not considered material to our consolidated financial results.  Products to which we have such rights include certain crop protection chemicals.

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

Environmental Health and Safety Regulation We believe that our business, operations and facilities have been and are being operated in substantial compliance, in all material respects, with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations.  The ongoing operations of chemical manufacturing plants, however, entail risks in these areas and there can be no assurance that material costs or liabilities will not be incurred.  In addition, future developments, such as increasingly strict requirements of environmental and health and safety laws and regulations and enforcement policies there under, could bring into question the handling, manufacture, use, emission or disposal of substances or pollutants at facilities owned, used or controlled by us or our manufacture, use or disposal of certain products or wastes and could involve potentially significant expenditures.  To meet changing permitting and regulatory standards, we may be required to make significant site or operational modifications, potentially involving substantial expenditures and reduction or suspension of certain operations.  We incurred $27 million of costs for capital projects and $77 million for operating and maintenance costs related to environmental health and safety programs at our facilities during 2007.  In 2008, we expect to incur approximately $37 million of costs for capital projects and $67 million for operating and maintenance costs related to environmental health and safety programs at our facilities.  During 2007, we paid $30 million to clean up previously utilized waste disposal sites and to remediate current and past facilities.  We expect to spend approximately $27 million during 2008 to clean up such waste disposal sites and to remediate current and former facilities.

Pesticide Regulation Our Crop Protection business is subject to regulation under various federal, state, and foreign laws and regulations relating to the manufacture, sale and use of pesticide products.

In August 1996, Congress enacted the Food Quality Protection Act of 1996 (“FQPA”), which made significant changes to the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), governing U.S. sale and use of pesticide products and the Federal Food, Drug, and Cosmetic Act (“FFDCA”), which limits pesticide residues on food.  FQPA facilitated registrations and re-registrations of pesticides for special (so called “minor”) uses under FIFRA and authorized collection of maintenance fees to support pesticide re-registrations. Coordination of regulations implementing FIFRA and FFDCA is now required.  Food safety provisions of FQPA establish a single standard of safety for pesticide residue on raw and processed foods, require that information be provided through large food retail stores to consumers about the health risks of pesticide residues and how to avoid them, preempt state and local food safety laws if they are based on concentrations of pesticide residues below recently established federal residue limits (called “tolerances”), and ensure that tolerances protect the health of infants and children.

FFDCA, as amended by FQPA, authorizes the Environmental Protection Agency (“EPA”) to set a tolerance for a pesticide in or on food at a level which poses “a reasonable certainty of no harm” to consumers.  The EPA is required to review all tolerances for all pesticide products.  Most of our products have successfully completed review, others are currently under review and other products will be reviewed under this standard in the future.

The European Union (EU) Commission has established procedures whereby all existing crop protection active ingredient chemicals commercially available in the EU are to be reviewed.  The regulation 91/414 came into force in 1993 and the process was updated in 2007 and 2008. The original list of existing chemicals was prioritized and divided into 4 parts; Chemtura had four chemicals on the first list, three of which were successfully supported through the review, which results in inclusion onto Annex I of 91/414, while the fourth was withdrawn by the Company for commercial reasons.  The remainder of our products will be reviewed in future years with the overall process expected to be completed by the end of 2010. The process may lead to full registration in member states of the EU or may lead to some restrictions or cancellation of registrations if it is determined that a product poses an unacceptable risk.

Chemical Regulation - REACH In December 2006, the European Union signed the Registration, Evaluation and Authorization of Chemicals (REACH) legislation.  This legislation will require chemical manufacturers and importers in the European Union to prove the safety of their products.  The effective date of the legislation was June 1, 2007 and it requires all covered substances to be pre-registered by November 30, 2008.  Products containing covered substances cannot be manufactured or imported into the EU after this date unless they are pre-registered.  The full registration requirements of REACH will be phased in over the next ten years.  The Company does not anticipate any significant impact to its financial position or results of operations in 2008; however, the impact of this legislation in 2009 and beyond is unknown at this time and the Company will need to incur additional expense to affect the registration of its products under these regulations.  It is possible that REACH may affect our ability to manufacture and sell certain products.

(d) Geographic Information

The information with respect to sales and property, plant and equipment attributable to each of our major geographic areas served for each of our last three fiscal years is set forth in the Note 23 - Business Segment Data in the Notes to Consolidated Financial Statements.

We consider that the risks relating to operations of our foreign subsidiaries are comparable to those of other U.S. companies which operate subsidiaries in developed countries.  These risks include risks of political change, change in tax regulations, change in business climate, economic changes and foreign currency volatility.

(e) Available Information

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

Our historical operating results reflect the cyclical and volatile nature of the supply and demand balance of the chemicals industry.  The chemicals industry has experienced alternating periods of inadequate capacity and tight supply, allowing prices and profit margins to increase, followed by periods when substantial capacity is added, resulting in oversupply, over-capacity and corresponding declining utilization rates, causing declining prices and profit margins.  The cyclicality of the markets in which we operate may result in volatile operating results and cash flow over our business cycle.  Future growth in product demand may not be sufficient to utilize current or future capacity.  Excess industry capacity may continue to depress our volumes and margins on some products.  As a result of excess industry capacity, rising energy costs and rising raw materials costs, operating results may be volatile.

Any disruption in the availability or price of the raw materials or energy utilized for our products may have a material adverse effect on our operating results.

We purchase large amounts of raw materials and energy for our businesses.  The costs of these materials and energy, in the aggregate, represent a substantial portion of our operating expenses.  The prices and availability of the raw materials we use vary with market conditions and may be highly volatile.  Over the past few years, we have experienced significant cost increases in purchases of petrochemicals, tin, soybean oil, other raw materials and our primary energy source, natural gas.  While we may attempt to match raw material or energy price increases with corresponding product price increases, we may not be able to immediately raise product prices, if at all.  Ultimately, our ability to pass on increases in the cost of raw materials or energy to customers is greatly dependent upon market conditions and raising prices could result in a loss of sales volume.  There have been in the past, and will likely be in the future, periods of time during which we are unable to pass raw material and energy price increases on to our customers, in whole or in part.  Reactions by our customers and competitors to our price increases could cause us to reevaluate and possibly reverse such price increases, which may increase our operating expenses and negatively affect our operating results.

The results of our Crop Protection business are dependent on weather, disease, and pest conditions and can be affected by local and regional economic circumstances.  The results of our Consumer Products business are also dependent on weather conditions.  Adverse weather or economic conditions could materially affect our results of operations.

Sales volumes for our Crop Protection business, as with all agricultural products, are subject to the sector’s dependency on weather, disease, and pest infestation conditions.  Adverse conditions in a particular region could materially adversely affect our Crop Protection business.  Demand for crop protection products is also influenced by the agricultural policies of governments and regulatory authorities particularly in developing countries in regions where we do business, such as in Asia and Latin America.  Changes in governmental policies or product registration requirements could have an adverse impact on our ability to market and sell our products.  Also, Crop Protection products typically are sold pursuant to contracts with extended payment terms in Latin America and

Europe.  Customary extended payment periods, which are tied to particular crop growing cycles, make our Crop Protection business susceptible to losses from receivables during economic downturns and may adversely affect our operating results and our cash flows.

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

We are currently involved in a number of governmental investigations and administrative claims, including antitrust-related governmental investigations and civil lawsuits.  Further, we have incurred and could incur additional expense in the future in connection with antitrust-related matters, including expenses related to our cooperation with governmental authorities and defense related civil lawsuits.

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

We are dependent, in large part, on the economies of the countries in which we manufacture and market our products.  Of our 2007 net sales, 53% were to customers in the U.S. and Canada, 29% to Europe and Africa, 14% to Asia/Pacific and 4% to Latin America.  Our net property, plant and equipment at December 31, 2007 was located 64% in the U.S. and Canada, 29% in Europe and Africa, 4% in Asia/Pacific and 3% in Latin America.  The economies of countries in these areas are in different stages of socioeconomic development.  Consequently, we are exposed to risks from changes in foreign currency exchange rates, interest rates, inflation, governmental spending, social instability and other political, economic or social developments that may materially affect, positively or negatively, our results of operations or cash flows.  We may also face difficulties managing and administering an internationally dispersed business.  In particular, the management of our personnel across several countries can present logistical and managerial challenges.  Additionally, international operations present challenges related to operating under different business cultures and languages; we may have to comply with unexpected changes in foreign laws and regulatory requirements which could negatively impact our operations and ability to manage our global financial resources; export controls or other regulatory restrictions could prevent us from shipping our products into and from some markets; we may not be able to adequately protect our trademarks and other intellectual property overseas due to uncertainty of laws and enforcement in a number of countries relating to the protection of intellectual property rights; and changes in tax regulation and international tax treaties could significantly reduce the financial performance of our foreign operations or the magnitude of their contributions to our overall financial performance.

The inability to register our products in member states of the European Union, under the REACH legislation, may lead to some restrictions or cancellation of registrations, which could impact our ability to manufacture and sell certain products.

In December 2006, the European Union signed the Registration, Evaluation and Authorization of Chemicals (REACH) legislation.  This legislation will require chemical manufacturers and importers in the European Union to prove the safety of their products.  The effective date of the legislation was June 1, 2007 and it requires all covered substances to be pre-registered by November 30, 2008.  Products containing covered substances cannot be manufactured or imported into the EU after this date unless they are pre-registered.  The full registration requirements of REACH will be phased in over the next ten years.  The Company does not anticipate any significant impact to its financial position or results of operations in 2008; however, the impact of this legislation in 2009 and beyond is unknown at this time and the Company will need to incur additional expense to affect the registration of its products under these regulations.  It is possible that REACH may affect our ability to sell and manufacture certain products.

Our results of operations are subject to exchange rate and other currency risks.  A significant movement in exchange rates could adversely impact our results of operations.

Significant portions of our businesses are conducted in currencies other than the U.S. dollar.  This means that foreign currency exchange rates affect our operating results.  The following table shows the impact of foreign currency exchange rates on our pre-tax loss from continuing operations and net sales for 2007, 2006 and 2005:

	Year Ended December 31
(In millions)	2007	2006	2005
Pre-tax loss from continuing operations	$(41)	$(147)	$(166)
Impact of favorable (unfavorable) foreign currency translation on pre-tax earnings (loss) from continuing operations	$(6)	$(3)	$1
Net sales	$3,747	$3,458	$2,739
Impact of favorable foreign currency translation on net sales	$61	$6	$20

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

We have unfunded and underfunded pension plans and post-retirement health care plans, which, if changes to the funded status occur, could adversely impact our results of operations or cash flows.

We have unfunded obligations under our domestic tax-qualified defined benefit pension plans, totaling approximately $44 million on a projected benefit obligation basis as of December 31, 2007.  A significant decline in the value of the plan investments in the future or unfavorable changes in laws or regulations that govern pension plan funding could materially change the timing and amount of required pension funding.  We also sponsor foreign and non-qualified pension plans under which there are substantial unfunded liabilities, totaling approximately $182 million on a projected benefit obligation basis as of December 31, 2007.  In addition, we sponsor post-retirement health care plans under which there are substantial unfunded liabilities, totaling approximately $156 million on a projected benefit obligation basis as of December 31, 2007.  Mandatory funding contributions with respect to our tax-qualified pension plans and potential unfunded benefit liability claims could have a material adverse effect on our financial condition, results of operations or cash flow.

Changes in our sales strategy may impact our results of operations and our ability to service our customers.

We use third-party distributors for sales and service to some customers that purchase small annual quantities of our products.  We believe that this action will lower our costs associated with serving smaller customers, thus enhancing profitability and reducing our investment in inventory.  However, it is possible that changing our sales strategy with respect to these customers could result in the loss of volume to some customers or some disruption in selling and in inventory management during the transition.

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

We have over 2,600 United States and foreign patents and pending applications and have trademark protection for approximately 900 product names.  Patents, trademarks, trade secrets in the nature of know-how, formulations, and manufacturing techniques assist us in maintaining the competitive position of certain of our products.  Our intellectual property is of particular importance to a number of specialty chemicals we manufacture and sell.  We are licensed to use certain patents and technology owned by other companies, including some foreign companies, to manufacture products complementary to our own products, for which we pay royalties in amounts not considered material, in the aggregate, to our consolidated results.  Our trademarks or the patents we own or license may be challenged, and as a result of such challenges we could lose our exclusive rights to our proprietary technologies, which would adversely affect our competitive position and our results of operations.

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

We are consolidating our multiple ERP systems on a single SAP platform in order to standardize our business process and data, together with creating efficiencies in processing information.  The transition from these systems or the inability to transition to one standard system could adversely affect our business and operations and the timeliness with which we report our internal and external operating results.

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

An inability to execute our portfolio transformation plan could adversely affect our financial condition.

The assessment of the current businesses in our portfolio continues to be a multi-year task and we are in discussions regarding potential transactions.  Announcements will be made as agreements become firm.  There can be no assurance that any of these transactions can be successfully completed or that we will realize the proceeds or cost savings we anticipate receiving.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

 ITEM 2.  PROPERTIES

The following table sets forth information as to the principal operating properties and other significant properties of the Corporation and its subsidiaries as of February 6, 2008.  All properties are owned except where otherwise indicated:

Location	Facility	Reporting Segment

UNITED STATES
Alabama
Bay Minette	Plant	Polymer Additives

Arkansas
El Dorado	Plant	Polymer Additives

California
McFarland	Repackaging Warehouse	Polymer Additives

Connecticut
Middlebury	Corporate Offices, Research Center*	Corporate Headquarters
Naugatuck	Research Center	Polymer Additives

Georgia
Conyers	Plant	Consumer Products
Lawrenceville	Office, Laboratory*	Consumer Products

Illinois
Mapleton	Plant	Polymer Additives
Pekin	Plant, Warehouse*	Crop Protection

Indiana
Ashley	Plant	Consumer Products
West Lafayette	Office, Laboratory	Polymer Additives

Louisiana
Taft	Plant	Polymer Additives
Lake Charles	Plant	Consumer Products

Michigan
Adrian	Plant	Consumer Products, Other

New Jersey
East Hanover	Plant	Performance Specialties
Fords	Plant	Performance Specialties
Perth Amboy	Plant	Polymer Additives, Performance Specialties

North Carolina
Gastonia	Plant	Polymer Additives, Performance Specialties, Crop Protection, Other

Tennessee
Memphis	Plant	Polymer Additives

West Virginia
Morgantown	Plant, Research Center	Polymer Additives, Performance Specialties, Other

INTERNATIONAL
Argentina
Buenos Aires	Office*	Crop Protection

Australia
Adelaide	Office*	Crop Protection
Seven Hills	Office, Laboratory*	Performance Specialties

Belgium
Antwerp	Office*	Corporate
Herentals	Laboratory*	Polymer Additives

Location	Facility	Reporting Segment

Brazil
Rio Claro	Plant	Polymer Additives, Performance Specialties, Crop Protection, Other
Sao Paulo	Office*	Polymer Additives, Performance Specialties, Crop Protection, Other

Canada
Elmira	Plant	Polymer Additives, Performance Specialties, Crop Protection, Other
Guelph	Research Center	Crop Protection
Oakville	Plant*	Performance Specialties
Scarborough	Plant*	Performance Specialties
West Hill	Plant	Performance Specialties

France
Catenoy	Plant	Polymer Additives
Dardilly	Office*	Consumer Products

Germany
Bergkamen	Plant, Research Center*	Polymer Additives
Lampertheim	Plant, Research Center	Polymer Additives
Waldkraiburg	Plant	Polymer Additives
Planegg	Office*	Consumer Products

Italy
Latina	Plant	Polymer Additives, Performance Specialties, Crop Protection, Other
Milan	Office (1)	Performance Specialties
Pedrengo	Plant	Polymer Additives

Mexico
Altamira	Plant	Polymer Additives, Performance Specialties, Other
Reynosa	Plant	Polymer Additives

The Netherlands
Amsterdam	Plant	Crop Protection

Republic of China
Nanjing	Plant	Performance Specialties
Shanghai	Office*	Corporate

Russia
Kazan City	Office*	Crop Protection
Moscow	Office*	Crop Protection, Performance Specialties, Polymer Additives

Singapore	Administrative, Sales Office*	Polymer Additives, Performance Specialties, Corporate

South Africa
Atlantis	Plant	Consumer Products

South Korea
Pyongtaek	Plant (2)	Polymer Additives

Switzerland
Frauenfeld	Office*	Polymer Additives, Corporate

Taiwan
Kaohsiung	Plant (3)	Polymer Additives, Performance Specialties, Other

United Kingdom
Accrington	Plant (4)	Performance Specialties
Droitwich	Plant (4)	Performance Specialties
Evesham	Research Center	Crop Protection
Langley	Office*	Performance Specialties, Crop Protection
Trafford Park	Plant	Polymer Additives, Performance Specialties, Other

*                 Facility leased by the Corporation.

(1)          Facility leased by Anderol Italia S.r.l, which is 51% owned by the Corporation.

(2)          Facility owned by Asia Stabilizers Co. Ltd., which is 65% owned by the Corporation.

(3)          Facility owned by Uniroyal Chemical Taiwan Ltd., which is 80% owned by the Corporation.

(4)          Facility owned by Baxenden Chemicals Limited, which is 53.5% owned by the Corporation.  On February 29, 2008, the Company purchased the remaining 46.5% of Baxenden Chemicals Limited.

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

Environmental Liabilities

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts.  For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operations and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes that such costs are estimable.  The total amount accrued for such environmental liabilities at December 31, 2007, was $118 million.  The Company estimates the environmental liability could range up to $160 million at December 31, 2007.  The Company’s reserves include estimates for determinable clean-up costs.  The Company recorded a pre-tax charge of $4 million in 2007, $7 million in 2006 and $3 million in 2005 to increase its environmental liabilities and made payments of $30 million in 2007 and $25 million in 2006 for clean-up costs, which reduced its environmental liabilities.  At certain sites, the Company has contractual agreements with certain other parties to share remediation costs.  The Company has a receivable of $13 million at December 31, 2007 to reflect probable recoveries.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed the Company’s present estimates and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations and cash flows. It is reasonably possible that the Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

The Company and some of its subsidiaries have been identified by federal, state or local governmental agencies, and by other potentially responsible parties (a “PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States.  Because in certain circumstances these laws have been construed to authorize joint and several liability, the EPA could seek to recover all costs involving a waste disposal site from any one of the PRP’s for such site, including the Company, despite the involvement of other PRP’s.  In many cases, the Company is one of several hundred PRP’s so identified.  In a few instances, the Company is the sole or one of only a handful of parties performing investigation and remediation.  Where other financially responsible PRP’s are involved, the Company expects that any ultimate liability resulting from such matters will be apportioned between the Company and such other parties.  In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.   The more significant of these matters are described below.

Vertac – On April 22, 2007, the Supreme Court denied the petitions for writs of certiorari.  This decision lets stand prior rulings under which Uniroyal Chemical Co./Cie has liability to the United States for approximately $3 million and liability to Hercules Incorporated for approximately $1 million.  Adding accrued interest, Chemtura paid a total of approximately $4 million in 2007 to satisfy its obligation to the United States and Hercules under the judgment.

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

Petrolia - In April 2004, the Company and other owners of property near the Company’s former Petrolia, Pennsylvania facility were named as defendants in a toxic tort class action lawsuit alleging contamination in and around the named areas that gave rise to certain property damage and personal injuries.  The plaintiffs also sought clean-up by the defendants of the alleged contamination.  On October 18, 2005, the Court issued its Memorandum Opinion and Order denying the plaintiffs’ motion for class certification, and on August 2, 2006, the Pennsylvania Superior Court affirmed the lower court’s opinion. Multiple lawsuits have been filed against the Company by individuals who were a part of the putative class.  The matter has proceeded to the discovery phase.  The company believes that it has meritorious defenses and will be filing dispositive motions.

Scarborough  — In 2006, the Ontario Ministry of the Environment brought an action against Chemtura Co./Cie in connection with a 2004 release of naphtha sulfonic acid at Chemtura Co./Cie’s Scarborough, Ontario, Canada facility.  In 2007, Chemtura Co./Cie paid a penalty in the amount of approximately one hundred thousand CDN dollars (approximately one hundred thousand U.S. dollars) to settle this matter.

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

In July 2007, the Court entered an order finding liability against Chemtura. A second phase of the trial, which will determine the damages to which Tricor may be entitled, is scheduled to take place in July 2008. The Company will continue to defend this case vigorously. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s financial condition.

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

The Company was also named as a defendant in fifteen lawsuits filed by individual or multi-party plaintiffs in the Georgia and Federal courts pertaining to the May 25, 2004 fire at its Conyers, Georgia warehouse.  Eight of these lawsuits remain.  The plaintiffs in these remaining lawsuits seek recovery for economic and non-economic damages, including punitive damages in five of the eight remaining lawsuits.  One of the lawsuits, the Diana Smith case, was filed in the United States District Court for the Northern District of Georgia against the Company, as well as the City of Conyers and Rockdale County, and included allegations similar to those in the other lawsuits noted above, but adding claims for alleged civil rights violations, federal Occupational Safety and Health Administration violations, Georgia Racketeer Influenced and Corrupt Organizations Act violations, criminal negligence, reckless endangerment, false imprisonment, and kidnapping, among other claims.  The federal law claims were dismissed with prejudice and the state law claims were dismissed without prejudice.  The Court has also dismissed without prejudice the plaintiffs’ claims against the City of Conyers and Rockdale County. The Diana Smith case was subsequently refiled and is pending in the Superior Court of Rockdale County, Georgia.   The Company intends to vigorously defend against these lawsuits.

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

Within one day of the fire, the Company established a claims office to resolve all legitimate economic and personal injury claims in the Rockdale County, Georgia area.  The Company still maintains a claims office in Conyers, and continues to negotiate the settlement of claims whether submitted through the claims office or otherwise.At the time of the fire, the Company maintained, and continues to maintain, property and general liability insurance.  The Company believes that its general liability policies will adequately cover any third party claims and legal and processing fees in excess of the amounts that were recorded through December 31, 2007.

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

OSCA – Great Lakes previously held interests in OSCA, Inc., which interests were divested to BJ Services Company in May 2002.  OSCA is a party to certain pending litigation regarding a blowout of a well in the Gulf of Mexico operated by Newfield Exploration Company.  In the lawsuit, the plaintiffs claimed that OSCA and the other defendants breached their contracts to perform work-over operations on the well and were negligent in performing those operations. Pursuant to an indemnification agreement between Great Lakes and BJ Services entered into at the time of the sale of OSCA, Great Lakes agreed to remain responsible for 75% of any uninsured liability and costs in excess of $3 million incurred by OSCA upon settlement or final determination of this pending litigation. In April 2002, a jury found OSCA and the other defendants responsible for those claims and determined OSCA’s share of the damages.  In connection with the lawsuit, OSCA asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident. Following a related trial on these insurance coverage claims, the court issued its final judgments on the underlying liability claims and the insurance coverage claims, entering judgment against OSCA for a net amount of approximately $13 million plus interest and finding that such amount was not covered by insurance. The Company and BJ Services appealed certain of the liability and insurance coverage decisions.  In April 2006, the United States Fifth Circuit Court of Appeals affirmed the jury’s verdict on liability against OSCA, but reversed in part the District Court’s decision regarding insurance coverage available to OSCA and remanded the matter to the District Court.  After the case was remanded, OSCA’s insurer agreed to provide coverage for about half of the outstanding judgment against OSCA, leaving approximately $6 million at issue for the District Court to address on remand.  Thereafter, the parties filed cross motions for summary judgment with the District Court on the remaining coverage issues.  On September 30, 2007, the District Court granted summary judgment in OSCA’s favor on two out of the three remaining categories of costs in dispute.  This ruling requires AISLIC, OSCA’s insurer, to cover an additional $4 million (plus interest) of OSCA liability to Newfield, leaving approximately $2 million still at issue.  On or about February 25, 2008, AISLIC agreed to cover virtually all of the $2 million remaining at issue.  The only remaining matter is AISLIC’s obligation to pay OSCA’s attorney’s fees and costs associated with the underlying liability action (approximately $2 million).  This matter will be mediated in the second quarter of 2008.

Each quarter the Company evaluates and reviews pending claims and litigation to determine appropriate reserve amounts.  As of December 31, 2007, the Company’s accrual for probable loss in the aforementioned legal proceeding cases is immaterial.  In addition, the related receivable to reflect probable insurance recoveries is also immaterial.

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

Antitrust Investigations and Related Matters

Antitrust Investigations

Rubber Chemicals

On May 27, 2004, the Company pled guilty to a one-count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period from July 1995 to December 2001. The U.S. federal court imposed a fine of $50 million, payable in six annual installments, without interest, beginning in 2004. In light of the Company’s cooperation with the U.S. Department of Justice (the “DOJ”), the court did not impose any period of corporate probation.  On May 28, 2004, the Company pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Canadian federal court imposed a sentence requiring the Company to pay a fine of CDN $9 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid (in U.S. dollars) $2 million in 2005, $7 million in 2006 and $12 million in 2007. Remaining cash payments for the U.S. and Canadian fines are expected to equal (in U.S. dollars) approximately $17 million in 2008; and $19 million in 2009.  At December 31, 2007, reserves of $17 million and $17 million related to these settlements have been included in accrued expenses and other liabilities, respectively, on the Company’s consolidated balance sheet.

The Company and certain of its subsidiaries were previously the subject of a coordinated civil investigation by the European Commission (the “EC”) with respect to the sale and marketing of rubber chemicals.  On December 21, 2005, the Company announced that the EC imposed a fine of Euro 14 million (approximately U.S. $16 million) on the Company in connection with the EC’s rubber chemicals investigation.  The amount of the fine reflects the EC’s maximum leniency of a 50 percent reduction in the fine, resulting from the Company’s continual cooperation with the EC throughout its investigation.  In December 2005, the Company recorded a pre-tax charge of $16 million for the EC fine.  The Company paid this fine in April 2006.  At December 31, 2006, there were no remaining EC investigations of the Company with respect to its sale and marketing of rubber chemicals.

European Union (“EU”) Investigations

The Company and certain of its subsidiaries are subjects of, and continue to cooperate in, coordinated criminal and civil investigations being conducted by the European Commission (the “EC”) with respect to possible antitrust violations relating to the sale and marketing of various classes of heat stabilizers and nitrile rubber. Such investigations concern anticompetitive practices, including price fixing and customer or market allocations, undertaken by the Company and such subsidiaries and certain of their officers and employees.  The Company and its subsidiaries that are subject to the investigations have received from each the EC and the EU verbal or written assurances of conditional amnesty from prosecution and fines with respect to nitrile rubber and conditional amnesty with respect to certain classes of heat stabilizers. The assurances of amnesty are conditioned upon several factors, including continued cooperation with the EU. The Company is actively cooperating with the EU regarding such investigations.

Civil Lawsuits

The actions described below under “U.S. Civil Antitrust Actions” are in various procedural stages of litigation.  Although the actions described below have not had a material adverse impact on the Company, we cannot predict the outcome of any of those actions. The Company will seek cost-effective resolutions of the various pending and threatened legal proceedings against the Company; however, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company has established reserves for all direct and indirect purchaser claims as of December 31, 2007.

The Company reviews its reserves for civil lawsuits on a quarterly basis.  The Company also adjusts its reserves quarterly to reflect its current best estimates.

U.S. Civil Antitrust Actions

Direct and Indirect Purchaser Lawsuits. The Company, individually or together with its subsidiary Uniroyal Chemical Company, Inc., now known as Chemtura USA Corporation (referred to as “Uniroyal” for the purposes of the description of the Company’s lawsuits), and other companies, are defendants in various proceedings filed in state and federal courts, described below.

Federal Lawsuits.  The Company and certain of its subsidiaries continues to be a defendant in two lawsuits pending in the federal courts.  One of these suits is a Massachusetts indirect purchaser claim premised upon violations of state law.  In both of these actions, and in all actions pending in state courts (further described below), the plaintiffs seek, among other things, treble damages, costs (including attorneys’ fees) and injunctive relief preventing further violations or the improper conduct alleged in the complaint.  As described above, one such federal suit was originally filed in Massachusetts state court in May 2005 as an indirect purchaser claim, and was subsequently removed to the United States District Court, District of Massachusetts.  This complaint initially related to purchases of any product containing rubber and urethane products, defined to include EPDM, nitrile rubber, urethanes, but is now limited to urethanes only.  The Company has reached a settlement agreement in principle with the plaintiffs, which has not yet been finalized.  The other suit, described separately below under the sub-heading “Bandag” was originally filed as a direct purchaser suit on June 29, 2006 in the United States District Court, Middle District of Tennessee and was subsequently transferred to the United States District Court, Northern District of California. Neither of these federal suits is expected to have a material adverse effect on the Company.

Bandag.  This suit was originally brought by Bridgestone Americas Holding, Inc, Bridgestone Firestone North American Tire, LLC, and Pirelli Tire, LLC (all of whom have since settled) along with the remaining plaintiff, Bandag Incorporated, with respect to purchases of rubber chemicals from the Company, Uniroyal and several of the world-wide leading suppliers of rubber chemicals.  This suit alleges that the Company and Uniroyal, along with other rubber chemical manufacturers conspired to fix the prices of the rubber chemicals, and to divide the rubber chemicals markets in violation of Section 1 of the Sherman Act.  Bandag Incorporated, a designer and manufacturer of tire re-treading, directly purchased from the Company and from the other defendants to this suit, and in doing so, claims to have paid artificially inflated prices for rubber chemicals. Bandag has requested treble damages, costs (including attorneys’ fees) and such other relief as the court may deem appropriate.  Discovery in this suit is currently on-going, with an expected trial date of early 2009.

State Lawsuits The Company, individually or together with Uniroyal, also continues to be a defendant in certain indirect purchaser antitrust class action lawsuits filed in state courts involving the sale of urethanes and urethane chemicals.  The complaints in these actions principally allege that the defendants conspired to fix, raise, maintain or stabilize prices for urethanes and urethane chemicals, as applicable, sold in the United States in violation of certain antitrust statutes and consumer protection and unfair or deceptive practices laws of the relevant jurisdictions and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities.  There are currently 22 separate state actions pending.  The Company has reached a settlement agreement in principle with the plaintiffs in 2 of these actions, and has received preliminary court approval of a settlement agreement in 7 of these actions.  The Company has settled 12 indirect purchaser antitrust class action lawsuits that were pending on January 1, 2007.  None of these state lawsuits individually or in the aggregate are expected to have a material adverse effect on the Company.

At December 31, 2007, the Company had a remaining reserve of $43 million included in accrued expenses on its consolidated balance sheet relating to the remaining U.S. direct and indirect purchaser lawsuits, the federal securities class action lawsuit described under “Federal Securities Class Action” below and the shareholder derivative lawsuit described under “Shareholder Derivative Lawsuit” below.  These reserves cover all direct and indirect purchaser antitrust claims.  The Company periodically reviews its accruals as additional information becomes available, and may adjust its accruals based on actual settlement offers and other later occurring events.  The Company is unable to estimate the reasonably possible loss, if any, in excess of the accrual as none of these claims have been reduced to judgment.

Australian Civil Antitrust Matters

On September 27, 2007, the Company was sued in the Federal Court of Australia for alleged price fixing violations with respect to the sale of rubber chemicals in Australia.  The Company has not yet responded to the complaint, nor at this early stage assessed it merits.  The Company does not expect this matter will be material.

The reserve activity for antitrust related litigation is summarized as follows:

Governmental Reserves:

(In millions)	U.S. DOJ Fines	Canada Federal Fines	Total U.S. and Canada Fines	European Commission
Balance January 1, 2005	$40	$6	$46	$—
2005 Antitrust costs, excluding legal fees	—	—	—	16
Payments	(2)	—	(2)	—
Accretion - Interest	3	—	3	—
Balance December 31, 2005	$41	$6	$47	$16
Payments	(6)	(1)	(7)	(17)
Accretion - Interest	2	1	3	—
Foreign currency translation	—	—	—	1
Balance December 31, 2006	37	6	43	$—
Payments	(10)	(2)	(12)
Accretion - Interest	2	—	2
Foreign currency translation	—	1	1
Balance December 31, 2007	$29	$5	$34

Civil Case Reserves:

(In millions)	U.S. Civil and Securities Matters	Canada Civil Matters	Total Civil and Securities Matters
Balance January 1, 2005	$93	$—	$93
2005 Antitrust costs, excluding legal fees	9	10	19
Payments	(53)	(4)	(57)
Accretion	2	—	2
Balance December 31, 2005	$51	$6	$57
2006 Antitrust costs, excluding legal fees	81	(2)	79
Payments	(30)	(4)	(34)
Balance December 31, 2006	102	$—	102
2007 Antitrust costs, excluding legal fees	24		24
Payments	(83)		(83)
Balance December 31, 2007	$43		$43

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Corporation are as follows:

Robert L. Wood, age 53, has served as President and Chief Executive Officer of the Company since January 2004 and Chairman since April 2004.  Previously, Mr. Wood served for 27 years with The Dow Chemical Company in a variety of executive capacities, most recently as business group President for Thermosets and Dow Automotive.

Stephen Forsyth, age 52, has served as Executive Vice President, Chief Financial Officer since April 2007 and Treasurer June 2007.  Previously, Mr. Forsyth served for 26 years with Hexcel Corporation in a variety of executive capacities, most recently as Executive Vice President and Chief Financial Officer.

Robert S. Wedinger, PhD, age 50, has served as Chief Business Officer since December 2007 and Group President of Performance Specialties since April 2007.  Dr. Wedinger joined Chemtura in 2006 as Vice President and General Manager of Process Chemicals and Polymers.  Previously, Dr. Wedinger served in a variety of executive capacities, most recently as Vice President and General Manager of Performance Materials at J.M. Huber Corporation.

David G. Dickey, age 39, has served as Chief Functional and Services Officer since December 2007.  Mr. Dickey joined Chemtura in March 2006 as Vice President, Global Supply Chain, Non-Manufacturing.  Previously, Mr. Dickey served as General Manager for Carrier, a division of United Technologies Corporation.

Gregory E. McDaniel, age 56, has served as Group President, Crop Protection since April 2007, as Executive Vice President, Strategy, New Business Development and Technology from 2006 to 2007 and as Senior Vice President, Strategy & New Business Development from 2004 to 2006.  Previously, Mr. McDaniel served for 28 years with The Dow Chemical Company in a variety of executive capacities, most recently as Vice President and Director of New Business Development and Mergers and Acquisitions within the Polyurethane and Thermosets groups.

Lynn A. Schefsky, age 59, has served as Senior Vice President, General Counsel since 2004 and Secretary since December 2007.  Previously, Mr. Schefsky served for 19 years with The Dow Chemical Company in a variety of legal positions, most recently as Global Managing Counsel for Thermosets and Dow Automotive.

Kevin V. Mahoney, age 53, has served as Senior Vice President and Corporate Controller since October 2006.  Previously, Mr. Mahoney spent 18 years with American Express Company, where he most recently was Senior Vice President of Corporate Reporting, responsible for financial reporting globally.

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

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the range of market prices for Chemtura Corporation’s common stock on the New York Stock Exchange and the amount of dividends per share by quarter during the past two years:

	2007
	First	Second	Third	Fourth
Dividends per common share	$0.05	0.05	0.05	0.05
Market price per common share:
High	$12.33	12.02	11.98	10.10
Low	$9.34	10.08	8.42	6.95
	2006
	First	Second	Third	Fourth
Dividends per common share	$0.05	0.05	0.05	0.05
Market price per common share:
High	$13.53	12.43	9.40	9.79
Low	$10.15	8.43	7.75	8.00

The number of registered holders of common stock of the Company on February 1, 2008 was approximately 5,500.

Performance Graph

The following graph compares the cumulative total return on the common stock of the Company for the last five fiscal years with the returns on the Standard & Poor’s 500 Stock Index and the Chemicals (Specialty)–500 Index, assuming the investment of $100 in the Company’s common stock, the S&P 500 Index and the Chemicals (Specialty)–500 Index on December 31, 2002, and the reinvestment of all dividends.

COMPARISON OF FIVE-YEAR

CUMULATIVE TOTAL RETURN AMONG CHEMTURA CORPORATION,

S&P 500 AND S&P 500 SPECIALTY CHEMICALS

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
CHEMTURA CORPORATION	$100.0	$124.8	$211.2	$230.7	$178.5	$147.4
S&P 500	$100.0	$128.7	$142.7	$149.7	$173.3	$182.8
S&P 500 SPECIALTY CHEMICALS	$100.0	$119.2	$137.4	$142.8	$175.2	$202.8

The above graph assumes an initial investment of $100 on December 31, 2002.  Total return includes reinvestments of dividends.

The Chemicals (Specialty)-500 Index companies are as follows:  Ecolab Inc., Great Lakes Chemical Corporation, International Flavors & Fragrances Inc., Rohm & Haas Company and Sigma-Aldrich Corporation.  Information for Great Lakes Chemical Corporation is included through 2004, as Great Lakes merged with the Company in July 2005.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data for the Company for each of its last five fiscal years follows:

	(In millions of dollars, except per share data)	2007	2006	2005 (a)	2004 (a)	2003 (a)
	Summary of Operations
	Net sales	$3,747	3,458	2,739	2,112	1,798
	Gross profit	$885	856	720	498	440
	Selling, general and administrative	$393	387	326	266	255
	Depreciation and amortization	$269	204	150	112	95
	Research and development	$62	61	50	47	48
	Facility closures, severance and related costs	$36	5	23	62	17
	Antitrust costs	$35	90	49	114	78
	Merger costs (d)	$—	17	45	—	—
	In-process research and development (d)	$—	—	73	—	—
	(Gain) loss on sale of assets and businesses (b)	$15	11	(3)	(95)	(4)
	Impairment of long-lived assets (c)	$19	80	—	—	—
	Equity income	$(3)	(4)	(2)	(14)	(13)
	Operating profit (loss)	$59	5	9	6	(36)
	Interest expense	$87	102	108	78	90
	Loss on early extinguishment of debt	$—	44	55	20	25
	Other expense, net	$13	6	12	11	2
	Loss from continuing operations before income taxes and cumulative effect of accounting change	$(41)	(147)	(166)	(103)	(153)
	Income tax (benefit) provision	$4	126	49	(54)	(35)
	Loss from continuing operations before cumulative effect of accounting change	$(45)	(273)	(215)	(49)	(118)
	Earnings from discontinued operations	$18	20	33	12	25
	Gain (loss) on sale of discontinued operations	$24	47	(4)	2	112
	Cumulative effect of accounting change (e)	$—	—	(1)	—	—
	Net earnings (loss)	$(3)	(206)	(187)	(35)	19
	Per Share Statistics
	Basic and Diluted
	Loss from continuing operations before cumulative effect of accounting change	$(0.18)	(1.13)	(1.21)	(0.43)	(1.05)
	Earnings from discontinued operations	$0.07	0.08	0.18	0.11	0.22
	Gain (loss) on sale of discontinued operations	$0.10	0.20	(0.02)	0.02	1.00
	Cumulative effect of accounting change	$—	—	—	—	—
	Net earnings (loss)	$(0.01)	(0.85)	(1.05)	(0.30)	0.17
	Dividends	$0.20	0.20	0.20	0.20	0.20
	Book value	$7.65	6.97	7.40	2.84	2.64
Common stock trading range:	High	$12.33	13.53	17.95	11.80	7.75
	Low	$6.95	7.75	9.89	5.02	3.63
	Average shares outstanding - Basic	241.6	240.5	178.4	114.7	112.5
	Average shares outstanding - Diluted	241.6	240.5	178.4	114.7	112.5

	Financial Position
	Working capital	$698	497	566	338	164
	Current ratio	2.0	1.6	1.6	1.5	1.2
	Total assets	$4,416	4,399	4,986	2,679	2,529
	Total debt, including short-term borrowings	$1,063	1,111	1,370	867	815
	Stockholders’ equity (f)	$1,853	1,679	1,775	329	303
	Total capital employed	$2,916	2,790	3,145	1,196	1,118
	Debt to total capital %	36.5	39.8	43.6	72.5	72.9

(In millions of dollars, except for number of employees)	2007	2006	2005	2004	2003
Other Statistics
Net cash provided by (used in) operations	$149	251	(79)	36	(15)
Capital spending from continuing operations	$115	122	97	60	77
Depreciation from continuing operations	$229	163	122	95	82
Amortization from continuing operations	$40	41	28	17	13
Number of employees at end of year	5,144	6,187	6,578	4,773	5,521

(a) Due to the inclusion of the operating results of Great Lakes subsequent to the merger on July 1, 2005, prior period results are not directly comparable.

(b) (Gain) loss on sale of assets and businesses, net primarily includes a $15 million loss on the sale of assets relating to the sale of the Celogen® product line in 2007, a $12 million loss on the sale of the IWA business in 2006, a $3 million gain on the reversal of a reserve related to the 2001 sale of the Industrial Colors business in 2005, income related to the sale of the Gustafson joint venture of $94 million in 2004 and a $4 million gain on the reversal of a reserve related to the 2002 sale of the Industrial Specialties business in 2003.

(c) The 2007 charge includes a $3 million impairment relating to the sale of property, plant and equipment at the Marshall, Texas facility, $4 million write-off of a construction in progress associated with certain facilities affected by the 2007 restructuring programs, $9 million reduction in the value of assets relating to the closure and sale of the Ravenna, Italy facility and $3 million write-off of construction in progress for software costs that will no longer be utilized.  The 2006 charge includes $52 million impairment of the fluorine business as a result of the Company’s annual impairment review, a $22 million impairment of non-current assets of the fluorine business due to a loss of a significant customer and $6 million impairment due to the write-down of assets retained subsequent to the sale of the IWA business.

(d) Merger costs are non-capitalizable costs associated with the merger of the Company and Great Lakes.  The write-off of $73 million of in-process research and development is also the direct result of the merger with Great Lakes.

(e) 2005 results include a cumulative effect of accounting change of less than $1 million, related to the implementation of Financial Accounting Standards Board (FASB) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.”

(f)  The Company adopted the provisions of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements,” (SAB 108) in the quarter ended December 31, 2006.  As a result of adopting SAB 108 and electing to use the one-time transitional adjustment, the Company made an adjustment to the opening balance of retained earnings for $12 million ($4 million net of tax) in 2006.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Description of Business

The Company is among the largest publicly traded specialty chemical companies in the United States and is dedicated to delivering innovative, market-focused specialty chemical solutions and consumer products.  The Company is headquartered in Middlebury, Connecticut, and operates in a wide variety of end-use markets, including automotive, transportation, construction, packaging, agriculture, lubricants, plastics for durable and non-durable goods, electronics, and home pool and spa chemicals. The majority of our chemical products are sold to industrial manufacturing customers for use as additives, ingredients or intermediates that add value to their end products.  Our crop and consumer products are sold to dealers, distributors and major retailers.  We are a market leader in many of our key product lines and transact business in more than 100 countries.

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

Other major factors affecting the Company’s financial performance include industry capacity, customer demand, raw material and energy costs, and selling prices. Selling prices are influenced by global demand and supply factors.  The Company’s strategy is to pursue selling prices that reflect the value of our products and to pass on higher costs for raw material and energy so as to preserve our profit margins. Our strategic target is to achieve a 15% minimum average operating profit margin across our business portfolio.

Annual sales for 2007 increased $289 million or 8% compared with 2006.  This increase is due primarily to $181 million of sales resulting from the Kaufman acquisition in January 2007 and $61 million from strengthening foreign currency.  Additional sales of $43 million resulted from successful price increases, most notably within the Polymer Additives, Performance Specialties and Consumer Products segments, reflecting increases in the costs of raw materials.  The Company’s increases to selling prices during the year have not offset increases in raw material costs during 2007.  Product mix improvements, primarily in Plastic Additives and Crop Protection segments, resulted in net increased sales of $13 million.  Sales were reduced by $9 million due to divestiture activity, primarily related to sale of the Industrial Water Additives business in May 2006.

The Polymer Additives segment operating profit decreased 41% compared with the prior year.  Higher selling prices and product mix improvements, particularly in non-flame retardant plastic additive product lines, were not sufficient to offset increases in raw material and energy costs.  However, the segment experienced cost savings programs and favorable manufacturing efficiencies during 2007.

The Performance Specialties segment operating profit rose 21% over last year, led by an increase resulting from the Kaufman acquisition, increased sales volume, higher selling prices and favorable foreign currency translation.  Rising raw materials costs were partially offset by customer pricing, improving efficiencies and a favorable sales mix.

Operating profit for Consumer Products increased 3% in 2007 despite net sales that were essentially flat for the year.  Operating profit benefited primarily from higher pricing and favorable foreign currency translation, which were offset by volume losses.

The Crop Protection segment operating profit improved 64% in 2007.  Sales rose primarily from organic growth and favorable foreign exchange, partially reduced by price concessions to maintain market share against increased global competition.  Operating profit benefited from favorable product mix and improved economic conditions in Brazil.

The Company has undertaken various cost reduction initiatives over the past several years and continues to aggressively pursue cost reductions.  The Company is assessing cost savings opportunities on a global basis to realize its goal of achieving selling, general and administrative and research and development expenditures that are less than 11% of total sales, as well as other cost improvement initiatives to improve the Company’s gross margins.

Strategic Initiatives

The Company’s strategy is to focus on its core businesses, rationalizing its manufacturing footprint and cost structure while developing products and applications that generate profitable organic revenue growth.  To implement this strategy, the Company is rationalizing its business portfolio by divesting non-core and underperforming businesses and assets and has implemented a number of restructuring programs to reduce manufacturing and functional costs.  The Company continues to focus its resources on generating growth from new product and application development and geographic expansion.  We may supplement these organic growth initiatives by acquiring businesses and assets that will facilitate growth.  The Company announced three strategic cost saving restructuring initiatives in the second quarter of 2007 and launched an initiative in the fourth quarter of 2007 to consolidate its multiple ERP systems onto a single SAP platform.

As a result of divestitures of its non-core businesses, its strategic cost saving initiatives and the consolidation of its legacy ERP systems, the Company accelerated the depreciation and the recognition of the asset retirement obligations related to certain assets at several of its global facilities for which there was a change in the estimated useful lives of certain assets. In addition, the Company has estimated the severance and related costs it will incur due to employee reductions. As a result of these initiatives, the Company recorded pre-tax charges for accelerated depreciation of $70 million, facility closures, severance and related costs of $40 million, asset impairment charges of $19 million and accelerated recognition of asset retirement obligations of $7 million in operating profit on its consolidated statement of operations for the year ended December 31, 2007.  There will be continuing charges related to the announced divestiture and cost reduction programs in 2008 as these actions are brought to completion.  The Company continues to evaluate its manufacturing footprint and business processes seeking further opportunities to reduce cost and increase its operating effectiveness which may result in further charges in 2008.

On December 10, 2007, the Company announced the formation of the Office of the Chairman, designed to increase organizational focus, speed decision making and improve execution.

On December 18, 2007, the Company announced that its Board of Directors has authorized management to consider a wide range of strategic alternatives available to the Company to enhance shareholder value.

Significant Transactions and Events

During the year ended December 31, 2007 and through the date of this filing, the following significant transactions occurred:

•                  On January 31, 2007, the Company completed the acquisition of the stock of Kaufman Holdings Corporation (“Kaufman”) in an all-cash transaction.  The net cash paid for this transaction was $165 million. The Kaufman acquisition complements the Company’s existing Performance Specialties segment in offering related products in key customer areas, providing the opportunity to strengthen alliances with major suppliers, and offering potential distribution synergies.

•                  On April 4, 2007, the Company announced the realignment of its business segments, streamlining of the organization, reevaluation of its manufacturing footprint and the redirection of efforts to focus on end-use markets.  In June 2007, the Company identified more than 600 position reductions, approved several locations for closure and is continuing to evaluate additional locations.  As a result of these actions, the Company recorded pre-tax charges primarily for severance of $28 million in 2007 to facility closures, severance and related costs in the consolidated statement of operations, of which $3 million was recorded in the fourth quarter, $3 million in the third quarter, $20 million in the second quarter and $2 million in the first quarter of 2007.  The Company is continuing to evaluate its workforce and operating facilities and additional restructuring charges may result in 2008.

•                  On June 4, 2007, the Company formally announced its plan to close the antioxidant facilities at Pedrengo and Ravenna, Italy, and two intermediate chemical product lines at Catenoy, France.  The actions, which are in addition to the restructuring plan announced on April 4, 2007, impact approximately 190 employees.  The Company recorded pre-tax charges of $49 million during 2007 ($33 million of accelerated depreciation was recorded to depreciation and amortization expense; $11 million primarily for severance was recorded to facility closures, severance and related costs; a $4 million asset impairment charge was recorded to impairment of long-lived assets; and $1 million accelerated asset retirement obligations was recognized in cost of products sold).  Of these charges, $1 million was recorded in the fourth quarter, $5 million in the third quarter, $32 million in the second quarter and $11 million in the first quarter of 2007.

•                  On June 29, 2007, the Company completed the sale of its EPDM business, the Celogen® foaming agents product line related to rubber chemicals, and its Geismar, Louisiana facility for cash proceeds at closing and promissory notes since collected totaling $153 million.  The Company reported a net of tax gain of $8 million ($23 million related to the sale of the EPDM business in discontinued operations and a loss of $15 million related to the sale of foaming agents in continuing operations).  The Company utilized the cash proceeds to reduce debt incurred in the first quarter of 2007 for the purchase of Kaufman, repaying amounts outstanding under its revolving credit facility in full during the second quarter.

•                  On July 27, 2007, the Company announced that it will not renew the lease on its Oakville, Ontario facility and is exploring strategic options for this facility and will consolidate certain of its Oakville’s operations into other facilities.  The Company also announced its plans to consolidate its Scarborough, Ontario facility into its West Hill, Ontario plant and to sell surplus land and office buildings at the West Hill facility.  Employee reductions are included in the 2007 restructuring initiative announced on April 4, 2007.

•                  On July 31, 2007, the Company completed the sale of its organic peroxide business located in Marshall, Texas.  This sale transaction did not have a material impact on the Company’s earnings, financial position or cash flows.

•                  During 2007, the Company recorded a $9 million asset impairment charge, primarily related to the Company’s Ravenna, Italy facility.  This was the result of the closure of the antioxidant business and the plan to sell the optical monomers business at this site.

•                  On October 31, 2007, the Company announced that it sold its optical monomers business for cash proceeds of $24 million resulting in a net loss of $1 million.  Included in the transaction was the Company’s Ravenna, Italy manufacturing facility.  The optical monomers business is reported as a discontinued operation in the accompanying consolidated financial statements.

•                  On January 31, 2008, the Company completed the sale of its fluorine chemical business located at the Company’s El Dorado, Arkansas facility.  The fluorine chemical business had revenue of approximately $49 million in 2007.  The fluorine chemical business is reported as a discontinued operation in the accompanying consolidated financial statements included in Part II Item 8 of this Form 10-K.

•               On February 29, 2008, the Company completed the sale of its oleochemicals business.  The oleochemicals business had revenue of approximately $175 million in 2007.

•               On February 29, 2008, the Company purchased the remaining 46.5% outstanding shares of Baxenden Chemicals Limited.

•                 On March 12, 2008, the Company purchased the remaining 50% outstanding shares of GLCC Laurel, LLC.

•               The Company has approximately 5,100 employees at December 31, 2007, a 5% reduction in the fourth quarter.  The reduction reflects the impact of the Company’s restructuring activities, the Company’s divestitures during the period and natural attrition.  Additional reductions are expected as the Company completes its announced restructuring and divestiture actions.

ANTITRUST INVESTIGATIONS AND RELATED MATTERS

The Company is party to various governmental and civil antitrust proceedings.  For information on these proceedings (including information on Company reserves with respect to these proceedings), see Note 21 – Legal Matters in the Notes to Consolidated Financial Statements, and Item 3 “Legal Proceedings” under Part I of this document.

LIQUIDITY AND CAPITAL RESOURCES

Acquisition

On January 31, 2007, the Company completed the acquisition of the stock of Kaufman in an all-cash transaction. The net cash paid for this acquisition was $165 million.  Additionally, a deferred payment of $5 million will be paid to the sellers on the second anniversary of the closing date, subject to any indemnification claims. The Kaufman acquisition compliments the Company’s existing Performance Specialties segment in offering related products in key customer areas, providing the opportunity to strengthen alliances with major suppliers, and offering potential distribution synergies.

Significant 2007 Divestitures

On June 29, 2007, the Company completed the sale of its EPDM business, the Celogen® foaming agents product line, and its Geismar, Louisiana facility for cash proceeds at closing and promissory notes since collected totaling $153 million.  Additionally, the Company incurred $5 million in transaction costs in the second quarter of 2007.  The Company reported a net of tax gain of $8 million ($23 million related to the sale of the EPDM business in discontinued operations and a loss of $15 million related to the sale of foaming agents in continuing operations).  The Company utilized the cash proceeds to reduce debt incurred in the first quarter of 2007 for the purchase of Kaufman.

On October 31, 2007, the Company completed the sale of its optical monomers business which includes the Company’s Ravenna, Italy manufacturing facility for cash proceeds of $24 million paid at closing.  The Company reported a net of tax loss of $1 million ($2 million related to the sale of the optical monomers business in discontinued operations and a gain of $1 million related to the sale of antioxidants in continuing operations).  The assets sold include $8 million in accounts receivable, $9 million in inventories and $5 million of assets at the Company’s manufacturing facilities and $2 million of current liabilities.

The consolidated statements of cash flows have not been adjusted to reflect the discontinued operations and, thus, include the cash flows of the discontinued businesses.  The absence of discontinued operations will not have a material impact on future operating cash flows, liquidity or capital resources of the Company.

Cash Flows from Operations

Net cash provided by operations was $149 million in 2007 compared to $251 million of net cash provided by operations in 2006.   Changes in key working capital accounts are summarized below:

Favorable (unfavorable)
(In millions)	2007	2006	Change
Accounts receivable	$26	$23	$3
Accounts receivable - securitization	(41)	194	(235)
Inventories	10	18	(8)
Accounts payable	(20)	(33)	13

During 2007, accounts receivable decreased by $26 million as compared to a $23 million decrease in 2006. The 2007 decrease in accounts receivable was primarily a result of improved collections and divestitures.  In 2007, the decrease in securitization programs was $41, compared to an increase of $194 million in 2006. The decrease in 2007 is related to a reduction of the funding requirements under the securitization programs, while the increase in 2006 was due to the inclusion of Great Lakes accounts receivable.  Inventory decreased $10 million in 2007 reflecting primarily planned reductions due to changes in sales strategy, the sale of EPDM and the Celogen® product line. The decrease in 2007 and 2006 in accounts payable is primarily due to timing of vendor payments and additional utilization of early payment discounts offered by vendors.

During 2007, the Company’s pension and post-retirement healthcare liabilities decreased by $22 million. This decrease includes contributions of $36 million, which includes $23 million for domestic plans and $13 millions for international plans.

Net cash provided by operations in 2007 was also affected by various charges and preexisting reserves.  A summary of these items and the net impact on cash flows provided by (used in) operations is as follows:

(In millions)	Net Change per Consolidated Statement of Cash Flows	2007 Expense	2007 Cash Payments
Antitrust settlement costs	$(39)	$20	$(59)
Facility closure, severance and related costs	9	36	(27)
Interest expense	2	87	(85)
Environmental liabilities	(26)	4	(30)
Management incentive plans	5	7	(2)
Income taxes	(45)	4	(49)

Net cash provided by operations in 2007 also reflects the impact of certain non-cash charges, including $275 million of depreciation and amortization expenses.

Cash Flows from Investing and Financing Activities

Net cash used in investing activities was $83 million for 2007, which reflects net proceeds from divestments of $186 million and $165 million of net cash paid for the Kaufman acquisition.  Additionally, capital expenditures for 2007 amounted to $117 million as compared with $128 million for 2006. Expenditures were primarily related to domestic and foreign facilities and environmental and other compliance requirements.

Net cash used in financing activities was $90 million for 2007, which included payments on short-term borrowings of $48 million, dividend payments of $48 million and other financing activities of $1 million, partially offset by proceeds from the exercise of stock options of $7 million.

Contractual Obligations and Other Cash Requirements

The Company has obligations to make future cash payments under contracts and commitments, including long-term debt agreements, lease obligations, environmental liabilities, antitrust settlements, post-retirement health care liabilities, facility closures, severance and related cost liabilities, and other long-term liabilities.

The following table summarizes the Company’s significant contractual obligations and other cash requirements as of December 31, 2007:

(In millions)		Payments Due by Period
								2013 and
Contractual Obligations*		Total	2008	2009	2010	2011	2012	Thereafter
Total debt (including capital leases)	(a)	$1,076	$5	$402	$1	$—	$—	$668
Operating leases	(b)	155	30	24	20	15	13	53
Contractual antitrust settlements	(c)	37	18	19	—	—	—	—
Facility closures, severance and related cost liabilities	(d)	29	27	2	—	—	—	—
Capital expenditures	(e)	14	14	—	—	—	—	—
Interest payments	(f)	547	74	73	45	45	45	265
Unconditional purchase obligations	(g)	92	5	4	7	7	7	62
Subtotal - Contractual Obligations		1,950	173	524	73	67	65	1,048
Environmental liabilities	(h)	128	27	21	18	14	11	37
Other antitrust settlements	(i)	13	13	—	—	—	—	—
Post-retirement health care liabilities	(j)	155	13	12	12	11	11	96
Unrecognized tax benefits		66	20	—	18	—	4	24
Other long-term liabilities (excluding pension liabilities)		41	3	15	4	3	3	13
Total cash requirements		$2,353	$249	$572	$125	$95	$94	$1,218

* Additional information is provided in the Debt, Leases, Contingencies, Legal Matters, Pension and Other Post-Retirement Plans, Restructuring Activities and Income Taxes Notes to Consolidated Financial Statements.

(a)

The Company’s debt agreements include various notes, debentures, bank loans and future minimum payments under capital leases for which payments will be payable through 2026. The future minimum lease payments under capital leases at December 31, 2007 were not significant.

(b)

Represents operating lease obligations primarily related to buildings, land and equipment. Such obligations are net of future sublease income and will be expensed over the life of the related lease contracts.

(c)	Primarily related to the settlement of U.S. and Canadian fines, payable in installments through 2009.
(d)	Represents estimated payments from accruals related to the Company’s cost reduction programs, including $5 million of unrecoverable future lease costs related to the closure of the Tarrytown, NY site.
(e)	Represents capital commitments for various open projects.
(f)	Represents interest payments related to the Company’s various debt agreements.
(g)	Primarily represents unconditional purchase commitments to purchase raw materials and tolling arrangements with outside vendors.
(h)

The Company has environmental liabilities for future remediation and operating and maintenance costs directly related to remediation. The Company estimates the environmental liability could range up to $160 million. The Company has recorded a liability for environmental remediation of $118 million at December 31, 2007.

(i)

Includes $3 million related to the expected settlement of direct and indirect purchaser class action lawsuits and $10 million (net of estimated insurance recovery of $11 million) related to securities case.

(j)

The Company has post-retirement health care plans that provide health and life insurance benefits to certain retired and active employees and their beneficiaries. These plans are generally not pre-funded and expenses are paid by the Company as incurred, with the exception of certain inactive government related plans that are paid from plan assets.

During 2007, the Company made payments of $34 million and $9 million for operating leases and unconditional purchase obligations, respectively.

The Company funds its defined benefit pension plans based on the minimum amounts required by law plus additional voluntary contribution amounts the Company deems appropriate.  Estimated future funding requirements are highly dependent on factors that are not readily determinable.  These include changes in legislation, returns earned on pension investment and other factors related to assumptions regarding future liabilities.  The Company made a contribution of $36 million in 2007.  See “Critical Accounting Estimates” below for details regarding current pension assumptions.  To the extent that current assumptions are not realized, actual funding requirements may be significantly different from those set out below.   The Company may make additional voluntary contributions in 2008 using proceeds from possible divestitures to reduce its future funding requirements.  There is no future funding requirements for the qualified domestic pension plans.  The following table summarizes the estimated future funding requirements for the International and non-qualified pension plans under current assumptions:

	Funding Requirements by Period
(In millions)	2008	2009	2010	2011	2012
International and non-qualified pension plans	$22	$24	$22	$23	$26

Other Sources and Uses of Cash

The Company expects to finance its continuing operations and capital spending requirements for 2008 with cash flows provided by operations, proceeds from sales of businesses, available cash and cash equivalents, additional sales of accounts receivable under its securitization programs, borrowings under its revolving credit or other sources, including the debt capital markets.

At December 31, 2007, the Company had a five-year credit facility available through July 2010 (the Credit Facility) of $750 million.  There were no borrowings under the Credit Facility at December 31, 2007.  The Company also has a working capital facility in the amount of $25 million available through August 2008, of which there were no borrowings at December 31, 2007.

In addition, as of December 31, 2007, the Company had an accounts receivable securitization program to sell up to $275 million of domestic receivables to agent banks.  The domestic accounts receivable program provides that up to $100 million of the consideration payable to the Company may be in the form of letters of credit issued to the Company or its designees.  As of December 31, 2007, $119 million of domestic accounts receivable had been sold under this program.  In addition, the Company’s European subsidiaries had a separate program to sell up to approximately $225 million of their eligible accounts receivable to agent banks.  As of December 31, 2007, $120 million of international accounts receivable had been sold under this program.

Included in cash and cash equivalents in the Company’s consolidated balance sheets at December 31, 2007 and 2006, are $2 million of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.  There are no additional legal restrictions on these cash balances.

Bank Covenants and Guarantees

As a result of the May 2007 rating agency downgrade of the long-term senior unsecured debt to Ba2 by Moody’s Investors Services, the Company and the Domestic Subsidiary Guarantors were required to provide a security interest in the stock of their first tier subsidiaries and other equity interests (limited to 66% of the voting stock of first-tier foreign subsidiaries) pursuant to a covenant in the Company’s credit facility.  The Company’s credit rating at December 31, 2007 is BB+ (Stable) by Standard and Poors and Ba2 (Stable) by Moody’s Investors Services, Inc.  Additionally, under the terms of the indentures for the 7% Notes due 2009, 6.875% Notes due 2016 and the 6.875% Debentures (the “Notes”), the Company would be required to secure the Notes on an equal and ratable basis with other certain indebtedness if secured debt thresholds are exceeded.  The Company amended and restated its Pledge

Agreement, on July 31, 2007, so that the Credit Facility would only be secured up to the lowest debt threshold amount under the Notes.

The Company’s various debt agreements contain covenants that limit the Company’s ability to enter into certain transactions, such as incurring additional indebtedness, increasing the Company’s dividends, and entering into acquisitions, dispositions and joint ventures.  The Company is required to report compliance with certain financial covenants to its lenders on a quarterly basis.  Under these covenants, the Company is required to maintain a leverage ratio (adjusted total debt to adjusted earnings before interest, taxes, depreciation and amortization (“Bank EBITDA”), with adjustments to both debt and earnings being made in accordance with the terms of the Credit Facility agreement) and an interest coverage ratio (Bank EBITDA to interest expense as defined in the credit facility agreement).  In February 2007, amendments were made to the interest coverage ratio and leverage ratio for the quarterly periods March 31, 2007 through September 30, 2007, subject to being reset following the sale of the EPDM business.  In May 2007, further amendments were made to the Credit Agreement, after the rating agency downgrade, to permit the sale of certain non-core businesses.  On July 31, 2007, the Company entered into an amendment to its Credit Agreement that generally increased covenant levels for a series of events including: accounts receivable securitization; liens; investments; asset sales and the debt ceiling before security is required to be granted.  On November 5, 2007 the Company entered into a further amendment of its Credit Facility that reduced the interest coverage ratio for the periods ending September 30, 2007 and December 31, 2007. The amendment provides the Company the flexibility to complete its restructuring actions in these periods given lower than expected earnings in the third quarter of 2007.  The Company was in compliance with the covenants of its various debt agreements at December 31, 2007.  On March 7, 2008, the Company received a waiver by its Credit Facility lender extending the period in which it is required to deliver its annual audit report for the year of 2007 from 10 to 15 days after the date by which it was initially required to file its Form 10-K with the Securities and Exchange Commission.

The Company has standby letters of credit and guarantees with various financial institutions.  At December 31, 2007, the Company had $101 million of outstanding letters of credit and guarantees primarily related to liabilities for environmental remediation and insurance obligations.  The Company also had $17 million of third party guarantees at December 31, 2007 for which it has reserved for $2 million at December 31, 2007, which represents the probability weighted fair value of these guarantees.

As liquidity permits, the Company may from time to time seek to retire its outstanding public debt through open market purchases, privately negotiated transactions or otherwise.  Whether the Company makes any such repurchases, and the terms of any such repurchases, will depend on prevailing market conditions, the Company’s liquidity position, contractual restrictions and other factors.

RESULTS OF OPERATIONS

(In millions, except per share data)	2007	2006	2005
Net Sales
Polymer Additives	$1,806	$1,712	$1,249
Performance Specialies	911	670	619
Consumer Products	567	566	261
Crop Protection	352	311	330
Other	111	199	280
Net Sales	$3,747	$3,458	$2,739

Operating Profit
Polymer Additives	$77	$130	$99
Performance Specialies	140	115	115
Consumer Products	72	70	23
Crop Protection	79	48	74
Other	(6)	(4)	24
Segment Operating Profit	362	359	335

General corporate expense including amortization	(158)	(133)	(102)
Change in useful life of property, plant and equipment	(40)	(18)	—
Facility closures, severance and related costs	(36)	(5)	(23)
Antitrust costs	(35)	(90)	(49)
Merger costs	—	(17)	(45)
In-process research and development	—	—	(73)
(Loss) gain on sale of businesses	(15)	(11)	3
Impairment of long-lived assets	(19)	(80)	—
Purchase accounting inventory fair value impact	—	—	(37)
Total Operating Profit	59	5	9

Interest expense	(87)	(102)	(108)
Loss on early extinguishment of debt	—	(44)	(55)
Other expense, net	(13)	(6)	(12)
Loss from continuing operations before income taxes and cumulative effect of accounting change	(41)	(147)	(166)
Income tax provision	4	126	49
Loss from continuing operations before cumulative effect of accounting change	(45)	(273)	(215)
Earnings from discontinued operations	18	20	33
Gain (loss) on sale of discontinued operations	24	47	(4)
Cumulative effect of accounting change	—	—	(1)
Net Loss	$(3)	$(206)	$(187)

Basic and Diluted Earnings (Loss) Per Common Share
Loss from continuing operations before cumulative effect of accounting change	$(0.18)	$(1.13)	$(1.21)
Earnings from discontinued operations	0.07	0.08	0.18
Gain (loss) on sale of discontinued operations	0.10	0.20	(0.02)
Cumulative effect of accounting change	—	—	—
Net Loss	$(0.01)	$(0.85)	$(1.05)

2007 COMPARED TO 2006

Overview

Consolidated net sales for 2007 of $3.8 billion rose $289 million as compared to 2006 net sales of $3.5 billion.  The increase in sales primarily reflects a net $173 million attributable to acquisitions and divestitures, $61 million of favorable foreign currency impact, $43 million from higher selling prices and other increases of $12 million, primarily related to sales volume and product mix.   The increases in selling prices occurred within the Polymer Additives, Performance Specialties and Consumer Products segments and were the result of passing raw material cost increases through to customers.  The Company’s selling prices increases during the year have not offset increases in raw material costs during 2007.

Gross profit increased $29 million for 2007 as compared with 2006.  Gross profit as a percentage of sales declined to 24% from 25% for 2007 and 2006, respectively.  The gross profit increase is due to $43 million in higher selling prices, a $38 million benefit related to higher sales volume and changes in product mix, a net $38 million related to acquisitions and divestitures, $10 million in manufacturing cost savings initiatives and other increases of $1 million.  These increases were partially offset by higher raw material and energy costs of $99 million and a $2 million unfavorable foreign currency impact.

Selling, general and administrative expense (“SG&A”) of $393 million for 2007 increased $6 million from $387 million for 2006. SG&A in 2007 included higher spending related to legal fees, insurance and pension costs, which were principally offset by restructuring savings.

Depreciation and amortization expense of $269 million was $65 million higher than 2006 due primarily to the acceleration of depreciation related to the change in the useful life of certain fixed assets at several of the Company’s manufacturing facilities and the Kaufman acquisition in the first quarter of 2007.

Research and development expense of $62 million for 2007 was $1 million higher than 2006.

Facility closures, severance and related costs were $36 million for 2007, as compared with $5 million for 2006.  The 2007 costs are primarily for severance costs related to the restructuring plans announced in the second quarter of 2007.  The 2006 costs were primarily severance costs related to the Company’s 2006 cost savings initiatives, offset in part by the reversal of reserves related to the Company’s 2004 activity-based restructuring initiative that were no longer deemed necessary.

The Company incurred antitrust costs of $35 million for 2007 as compared with $90 million for 2006. Antitrust costs for 2007 includes $20 million for settlement offers made to certain urethanes, rubber chemical, securities case claimants and  $15 million for legal costs associated with the antitrust investigations and civil lawsuits.  The 2006 costs included $70 million primarily for settlement offers made to certain rubber chemicals, EPDM, plastic additives, urethanes, indirect case, and securities class action claimants and $20 million for legal costs associated with the antitrust investigations and civil lawsuits.

The Company incurred $17 million of merger costs in 2006.  These non-capitalizable costs primarily consist of consulting expenses and relocation related costs directly attributable to the merger with Great Lakes (“Merger”) and severance for Crompton employees. No merger costs were incurred in 2007.

The loss on sale of businesses of $15 million in 2007 primarily relates to the sale of the Celogen® product line in June 2007.  The loss on sale of businesses in 2006 primarily related to the sale of the IWA business in May 2006.

The Company recorded a charge of $19 million for the impairment of long-lived assets for 2007, which included $9 million related to the Company’s Ravenna, Italy facility, $4 million related to facilities affected by the 2007 restructuring programs, $3 million related to the sale of the Marshall, Texas facility and $3 million related to the Company’s legacy ERP systems.  The $80 million charge for impairment of non-current assets in 2006 included $52 million for the impairment of goodwill related to the fluorine business, $22 million related to the impairment of certain tangible and intangible assets of the fluorine business and $6 million related to the retained long-lived assets of the IWA business, which was sold in May 2006.

Operating profit of $59 million for 2007 increased $54 million as compared to operating profit of $5 million for 2006.  This increase is primarily due a increase in gross profit of $29 million, lower antitrust costs of $55 million, lower merger costs of $17 million and a $61 million reduction in charges for the impairment of long-lived assets, partially offset by a $65 million increase in depreciation and amortization expense, $31 million higher facility closures, severance and related costs, higher SG&A of $6 million, an increased loss on sale of businesses of $4 million, a $1 million increase in research and development costs and other cost increases of $1 million.

Loss from continuing operations for 2007 was $45 million, or $0.18 per diluted share, as compared to a loss of $273 million, or $1.13 per diluted share, for the same period of 2006.  This increase is primarily due to the increase in operating profit discussed above and decreases in interest expense, loss on early extinguishment of debt and income tax expense, which are discussed below after the segment results.

Polymer Additives

Net sales for the Polymer Additives segment were $1.8 billion in 2007, an increase of $94 million from sales of $1.7 billion for 2006.  Reported operating income of $77 million in 2007 was $53 million lower than that reported for the same period in 2006.

The increase in net sales reflected the Company’s ability to regain sales volume, primarily in plastic surfactants and PVC plastic additives products, which accounted for $39 million of the improvement and $26 million related to the effect of favorable foreign currency impact.  Additionally, selling price increases of $30 million reflect the Company’s ability to pass through a portion of the escalating cost of raw materials.

The decrease in operating income was impacted by $77 million of raw material and energy cost increases, $30 million in accelerated depreciation and $6 million of unfavorable foreign currency impact.  These factors were partially offset by a $30 million increase in customer price, a net $19 million increase due to product mix, $8 million in favorable cost and manufacturing efficiencies and $3 million of other increases.

Performance Specialties

Net sales in the Performance Specialties segment were $911 million in 2007, an increase of $241 from sales of $670 million for the same period in 2006.  Reported operating income was $140 million, an increase of $25 million from $115 million reported for the same period in 2006.

The increase in net sales is driven by the acquisition of Kaufman accounting for $181 million, organic sales volume growth of $34 million, $14 million from the favorable effect of foreign currency translation and $12 million of higher selling prices.  Selling price increases reflect the Company’s ability to pass through a portion of raw material increases to customers.

The increase in operating income reflects a $23 million benefit from the Kaufman acquisition.  Additionally, results from improved efficiencies and changes in sales mix towards higher margin products accounted for $9 million.  These factors were offset by $19 million related to the rising cost of raw materials of which $12 million was recaptured through certain pricing.

Consumer Products

Net sales for the Consumer Products segment were $567 million in 2007, an increase of $1 million from sales of $566 million for the same period in 2006.  Reported operating income of $72 million for 2007, increased by $2 million from the $70 million reported for the same period in 2006.

The increase in net sales is driven by improvement in selling prices of $11 million, a $10 million benefit related to the effect of favorable foreign currency and $1 million related to an acquisition in late 2006.  These factors were partially offset by a decrease of $21 million in sales volume.  The loss of volume is primarily attributable to lower volume in professional sales, household and international channels, which were mostly offset by higher sales in the U.S. mass market channel.

The increase in operating income reflects the $11 million increase in selling price, a net $2 million benefit from favorable foreign currency translation.  These factors were partially offset by a $5 million due to increased corporate charges, $3 million charge related to manufacturing efficiencies and $3 million of increased raw materials costs.

Crop Protection

Net sales for the Crop Protection segment were $352 million for 2007, an increase of $41 million from sales of $311 million for the same period in 2006.  Operating income of $79 million for 2007 increased by $31 million over the same period in 2006.

The increase in net sales reflects increases of $36 million from organic sales volume growth, a $10 million benefit from foreign currency translation and $2 million of growth from acquisitions.  The increase in sales volume is primarily due to increased global demand in our insecticides product line and greater agricultural demand across Europe.   These factors were partially offset by a $7 million decline in customer selling prices.  The decline in selling prices reflects increased competition from generically branded products.

The increase in operating income reflects $15 million in higher volumes, $6 million in cost savings initiatives and $1 million related to the favorable effect of foreign currency.  Additionally, the results of $4 million gain from the sales of certain assets in the fourth quarter and $1 million from the full year impact of the Trace acquisition.  In 2006 there was an $11 million charge in Brazil for doubtful accounts that was not required in 2007.  These factors were partially offset by a decline in selling prices of $7 million.

Other

Net sales for the Company’s other businesses, primarily non-core operations, were $111 million for 2007 representing a decrease of $88 million compared with net sales of $199 million for the same period in 2006.  The decline in net sales reflects the sale of the Celogen® foaming agent product line in the second quarter of 2007.  Operating loss increased to $6 million for 2007 compared to a loss of $4 million in the same period of 2006.

General Corporate

General corporate expenses include costs and expenses that are of a general nature or managed on a corporate basis.  These costs primarily represent corporate administration services, costs related to corporate headquarters, and management compensation plan expenses related to executives and corporate managers.  General corporate expenses also include all amortization expenses.  General corporate expenses of $158 million for 2007 increased by $25 million compared with same period in 2006, due primarily to an increase in insurance of $9 million, higher legal fees of $9 million, $5 million in additional incentive compensation, and $2 million in lobbying costs.

Other Expenses

Interest expense decreased by $15 million for 2007 compared with the same period in 2006.  The decrease was due primarily to the early retirement of the Company’s 9.875% Senior Notes due 2012 and the Floating Rate Notes due 2010 in 2006.

Other expense, net was $13 million for 2007 as compared with other expense, net of $6 million for 2006.  The increase was primarily due to higher minority interest expense of $7 million and an increase of $5 million in costs associated with securitization and other accounts receivable financing programs, offset by favorable foreign currency of $21 million.  Additionally, 2006 included income of $12 million related to equity income and the gain on sale of the Company’s Davis Standard joint venture, which was sold in October 2006 and $4 million for a favorable settlement of a contractual matter.

During 2006, the Company recorded a loss on early extinguishment of debt of $44 million, which includes a $20 million loss from the May 2006 retirement of the 2010 Notes and a $24 million loss from the July 2006 retirement of the 2012 Notes.

Income Taxes

The Company’s income tax expense for continuing operations was $4 million for 2007 as compared with income tax expense of $126 million for the same period of 2006.

The tax benefit of the Company’s pre-tax loss in 2007 was reduced by non-deductible antitrust costs, the establishment of tax reserves for uncertain tax positions and foreign income subject to U.S. taxation, net of the relief from tax law changes and income tax credits, resulting in tax expense of $4 million for the year.

Discontinued Operations

For 2007, the Company recorded a gain on sale of discontinued operations of $24 million (net of taxes of $13 million), or $0.10 per diluted share.  The net after-tax gain is comprised of a gain of $3 million related to the sale of the OrganoSilicones business representing the recognition of final contingent earn-out proceeds, a gain of $23 related to the sale of the EPDM business on July 29, 2007 and a loss of $2 million related to the sale of optical monomers on October 31, 2007.

For 2006, the Company recorded a gain on sale of discontinued operations of $47 million (net of taxes of $21 million), or $0.20 per diluted share, related to the sale of the OrganoSilicones business to General Electric Company (“GE”) in July of 2003.  This gain primarily represents the recognition of the additional contingent earn-out proceeds.

Earnings from discontinued operations in 2007 of $18 million (net of income tax of $9 million), or $0.07 per common share, related to the EPDM business sold in June 2007, the optical monomers business sold in October 2007, the fluorine business sold in January 2008 and adjustments related to the sale of the OrganoSilicones business sold in July 2003.  Earnings from discontinued operations in 2006 of $20 million (net of income tax of $10 million), or $0.08 per common share, related to the EPDM business, the optical monomers business and the fluorine business.

2006 COMPARED TO 2005

Overview

Net sales for 2006 of $3.5 billion were $719 million above net sales for the comparable period of 2005 of $2.7 billion. The increase was primarily due to $811 million in additional sales resulting from the Merger, a $63 million increase in selling prices and $6 million due to favorable foreign currency translation, partially offset by a $92 million decrease in sales volume, the exclusion of $48 million of sales due to the deconsolidation of the Company’s Polymer Processing Equipment business in April 2005 and $21 million associated with a change in the character of sales now made under continuing supply agreements entered into in connection with the divestiture of the Industrial Water Additives (“IWA”) business in May 2006.

Gross profit was $856 million or 25% of sales for 2006 as compared with $720 million or 26% of sales for 2005.  Gross profit increased by $136 million primarily as a result of profits attributable to the Merger through the first six months of 2006 of $243 million, $63 million from increased selling prices, a $37 million purchase accounting inventory write-off during the third quarter of 2005 and $20 million of savings attributable to cost reduction initiatives.  These benefits were substantially offset by higher raw material and energy costs of $73 million, reductions in volume of $49 million, a $34 million decrease due to other acquisition and divestiture activity, $28 million of unfavorable manufacturing variances primarily related to lower production volume, higher freight costs of $15 million related to fuel surcharges, the deconsolidation of the Polymer Processing Equipment business in 2005 of $9 million, charges to reserve obsolete and slow moving inventory of $9 million, $7 million of other charges, the impact of the sale of IWA of $2 million and unfavorable currency translation of $1 million.

Selling, general and administrative expenses were $387 million for 2006 as compared with $326 million for 2005, an increase of $61 million over the prior year. The increase was primarily attributable to $98 million of additional costs incurred by the Company from the inclusion of expenses through the first six months of 2006 which were not included prior to the Merger and $9 million related to the incremental effect of stock option expense.  These costs were partially offset by savings of $24 million from merger synergy programs, a decrease of $11 million due to the deconsolidation of the Polymer Processing Equipment business in early 2005, a decrease of $1 million due to the sale of IWA, $5 million of other charges and $2 million due to the sale of a urethane product line in 2006 and $3 million of other charges. All segments benefited from the Company’s cost savings programs, with Plastic Additives deriving the most significant benefit.

Depreciation and amortization of $204 million increased by $54 million over 2005 primarily due to the Merger and $16 million of additional depreciation expense due to the change in useful life of assets at several of the Company’s manufacturing facilities.  Research and development costs of $61 million increased by $11 million over the prior year, primarily as a result of additional costs resulting from the Merger through the first six months of 2006.

Facility closures, severance and related costs were $5 million in 2006 as compared with $23 million in 2005.  The 2006 costs are primarily severance costs related to the Company’s 2006 cost savings initiatives, offset in part by the reversal of reserves related to the Company’s 2004 activity-based restructuring initiative that were no longer deemed necessary. The 2005 costs included $20 million for unrecoverable future lease costs and asset write-offs related to the closure of the Company’s former research and development facility in Tarrytown, New York.

The Company recorded antitrust costs of $90 million for 2006 as compared with $49 million for 2005.  The 2006 costs included $70 million primarily for settlement offers made to certain rubber chemicals, EPDM, plastic additives, urethanes, indirect case, and securities class action claimants and $20 million for legal costs associated with the antitrust investigations and civil lawsuits.  The 2005 costs included a $19 million related to civil settlements in the United States, $16 million settlement payment to the European Commission and $14 million for legal costs associated with antitrust investigations and related civil lawsuits.

The $80 million charge for impairment of non-current assets in 2006 included $52 million for the impairment of goodwill related to the Fluorine business, $22 million related to the impairment of certain tangible and intangible assets of the Fluorine business and $6 million related to the retained long-lived assets of the IWA business, which was sold in May 2006.

The Company incurred $17 million of merger costs in 2006 compared to $45 million in 2005.  These non-capitalizable costs primarily consist of consulting expenses and relocation related costs directly attributable to the Merger and severance for Crompton employees.

The loss on sale of businesses in 2006 primarily relates to the sale of the IWA business in May 2006.  The 2005 gain on sale of business is the result of the reversal of certain reserves related to the sale of the Industrial Colors business sold in 2001.

Operating profit was $5 million for 2006 as compared with $9 million for 2005.  The $4 million decrease is primarily due to $62 million of higher SG&A, $54 million of higher depreciation and amortization, $11 million of higher research and development costs, $40 million of higher antitrust costs, a $14 million net loss on the sale of businesses and an $80 million charge for the impairment of certain long-lived assets, partially offset by and increase in gross profit of $135 million, $18 million of reduced facility closure, severance and related costs, $28 million lower merger costs, and $3 million of higher equity income.  Additionally, operating profit in 2005 included a write-off of in-process research and development of $73 million.

The loss from continuing operations for the year ended December 31, 2006 was $273 million, or $1.13 per diluted share, compared with the loss from continuing operations of $215 million, or $1.21 per diluted share, for the year ended December 31, 2005.  The decrease primarily reflects the decline in operating profit discussed above and an increase in tax expense of $77 million and $7 million of unfavorable currency translation.  Additionally, these declines were partly offset by a reduction in costs associated with the loss on early extinguishment of debt of $11 million, a decrease in interest expense of $6 million, a $6 million gain on the sale of the Company’s equity interest in the Davis Standard venture as well as $6 million of additional equity income generated by this venture in 2006 prior to the sale and other benefits of $1 million.

Polymer Additives

Polymer Additives sales of $1.7 billion for 2006 increased by $463 million or 37% compared with 2005 primarily due to a 35% increase in sales resulting from the Merger through the first six months of 2006.  Sales volume increased slightly as a result of market regain programs instituted after unfavorable customer reactions to late 2005 price increases.  Lower sales prices of 2% in the non-flame retardant plastic additives business was offset by selling price increases of 13% in the flame retardant business and 6% in agricultural products.

2006 operating profit for Polymer Additives of $130 million increased by $31 million over 2005, primarily due to additional operating profit resulting from the Merger of $70 million, increased selling prices mainly in the flame retardants business of $26 million, cost reduction program savings of $25 million and $2 million for direct costs resulting from Hurricanes Katrina and Rita in 2005, partially offset by higher raw material and energy costs of $33 million, unfavorable manufacturing variances of $15 million, lower volume of $13 million primarily in the non-flame retardants plastic additives business, higher freight costs of $9 million, additional charges related to inventory reserves of $7 million, $5 million of additional depreciation expense due to a change in the useful life of certain fixed assets, $1 million due to unfavorable currency translation and other costs of $9 million.

Performance Specialties

Performance Specialties sales of $670 million for 2006 increased by 8% from prior year due to higher selling prices of 7%, 3% increase in sales due to the Merger, and 1% in volume which was partially offset by a sales decrease by 2% resulting from the divestiture of a Urethanes product line. Petroleum additives sales increased by 15% from the prior year due to Merger related sales of 6% through the first six months of 2006 and higher selling prices of 13%, which offset higher raw material and energy costs, partially offset by lower overall sales volume of

3%.   Urethanes sales were 2% higher than 2005 due to increased volume of 4% primarily resulting from increased demand from existing North American customers, geographic penetration into emerging Eastern European markets while higher selling prices, related to the successful pass-through of higher material costs, accounted for an additional 1% increase.  Gains were partially offset by a 4% decrease resulting from a divested, break-even product line.

2006 operating profit of $115 million remained flat to 2005.  The Performance Specialties segment experienced higher raw material and energy pricing of $31 million, a decrease in volume of $7 million, $4 million in increased freight, $3 million charges for higher tolling costs, $2 million in inventory write-offs and $4 million for other charges, which were offset by $43 million of higher selling prices primarily in Petroleum/Lube Additives, $4 million in operating profit from businesses acquired in the Merger through the first six months of 2006, $3 million from cost reduction program savings and the net impact of divesting a Urethanes product line of $1 million.

Crop Protection

Crop Protection net sales of $311 million in 2006 decreased by 6% from 2005 primarily due to lower sales volume of 4% and lower selling prices of 3%.  Sales volume and pricing reductions were primarily related to declines in volume due to North American weather, competition in the miticides business and economic pressures in Brazilian agricultural markets.

2006 operating profit of $48 million decreased by $26 million from the prior year mainly due to $8 million of lower sales volume related to North American weather, competition in the miticides markets, economic pressures in Brazilian agricultural markets, $3 million of unfavorable manufacturing variances and other costs of $4 million.  In response to the market conditions mentioned above, the segment has reduced certain selling prices by $9 million in order to retain business.  In addition, the Company increased its provision for doubtful accounts by $9 million to cover diminished liquidity in Brazilian agricultural markets.  Reductions were partially offset by gains due to cost savings programs of $4 million, $2 million for the inclusion of the acquisition of the Trace Chemicals business and raw material price decreases $1 million.

Consumer Products

Consumer Products sales in 2006 of $566 million increased by $305 million compared to 2005.  The increase in sales was primarily due to a $318 million increase from the Merger through the first six months of 2006 and other benefits of $1 million, partially offset by a decline in consumer products sales of $14 million during the second half of 2006 mainly due to lower sales volume of 10% partially offset by higher selling prices of 4%.

Operating profit in 2006 of $70 million increased by $47 million compared to 2005 primarily due to additional operating profit resulting from the Merger of $47 million through the first six months of 2006, increased selling prices of $11 million, cost reduction program savings of $4 million and favorable manufacturing variances of $3 million.  These factors were offset by lower sales volume of $14 million and higher raw material costs of $4 million.

Other

Other sales were $199 million and $280 million for the years ended 2006 and 2005, respectively.  The decrease in sales was primarily due to a decrease of $48 million resulting from the deconsolidation of the Polymer Processing Equipment business on April 29, 2005, reduced volume of $45 million in rubber chemicals, a $21 million decrease resulting from the sale of IWA and other decreases of $2 million, partially offset by $35 million of additional sales in 2006 resulting from the Merger.  Rubber chemicals also experienced lower pricing of 4% due to excess industry supply and competitive pressure.

2006 operating loss of $4 million decreased by $28 million from a profit in 2005, principally due to $10 million primarily related to lower production volume, $9 million of unfavorable manufacturing variances net of cost savings, higher raw material and energy costs of $8 million, $4 million of additional depreciation expense due to a change in the useful life of certain fixed assets and unfavorable currency translation of $1 million.

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

General corporate expense also includes all amortization expense. General corporate expense of $133 million for 2006 increased by $31 million compared to the same period in 2005 primarily due to $13 million of amortization expense attributable to the Merger, $11 million of higher spending on strategic and corporate development activities and other merger related expenses, $9 million of additional depreciation expense due to a change in the useful life of certain fixed assets, partially offset by cost reductions of $2 million.

Other Expenses

Interest expense decreased $6 million, or 6%, from 2005.  The decrease was due primarily to a reduction of $49 million resulting from the early retirement of the 2012 Notes in 2006, the 2010 Notes in 2006 and 2005 and the 7.75% debentures in 2005, a $4 million benefit resulting from the amortization of a purchase accounting fair value adjustments relating to debt assumed in the Merger and a $2 million decrease due to the elimination of accretion of the discount on antitrust civil liabilities, partially offset by $24 million expense incurred in connection with the April 2006 issuance of the 2016 Notes, $14 million additional expense associated with 7% notes assumed in the Merger, a $5 million expense for amortization of fair value adjustments relating to environmental liabilities assumed in the Merger, $5 million expense resulting from higher average borrowings on the Credit Facility at higher market interest rates and $2 million additional expense from working capital facility agreements.

Other expense, net, was $6 million for 2006 as compared with other expense, net, of $12 million for 2005. The decrease is primarily attributable to a $6 million increase to equity income from the Company’s Davis Standard venture, a gain on sale of the Davis Standard venture of $6 million, a $2 million decrease in minority interest expense, a $2 million reduction in post-retirement benefits expense related to the capping of benefits for certain plans acquired as part of the merger with Witco in 1999 related to businesses for which the Company does not have any continuing involvement and a $2 million increase in interest income from tax settlements, partially offset by $7 million of unfavorable currency translation, an increase of $3 million in costs associated with securitization and other accounts receivable financing programs due primarily to the inclusion of former Great Lakes entities in the securitization program and other expenses of $2 million.

During 2006, the Company recorded a loss on early extinguishment of debt of $44 million, which includes a $20 million loss from the May 2006 retirement of the 2010 Notes and a $24 million loss from the July 2006 retirement of the 2012 Notes.  The $20 million loss associated with the retirement of the 2010 Notes includes a premium of $16 million and write-off of unamortized deferred costs of $4 million. The $24 million loss associated with the 2012 Notes includes a premium of $20 million and a write-off of unamortized deferred costs of $4 million.

As a result of the tender of $60 million of the Company’s Senior Floating Rate Notes due 2010 and $216 million of its 9.875% Senior Notes due 2012, the retirement of its outstanding $110 million aggregate principal amount of 7.75% bonds due in 2023, and the replacement of its existing $220 million domestic credit facility with a $600 million five-year credit facility available through July 2010, the Company recorded a loss on early extinguishment of debt of $55 million in 2005.  The 2005 loss primarily includes the premiums paid to tender the Senior Notes and the 7.75% bonds and the write-off of unamortized debt issuance costs related to the Senior Notes, 7.75% bonds and $220 million credit facility.

Income Taxes

The income tax expense from continuing operations for 2006 was $126 million and the income tax expense for 2005 was $49 million.

The tax expense was negatively affected by a number of items for 2006 including the impact of the write-off of non-deductible goodwill associated with the IWA divestiture and goodwill impairment related to the Fluorine business, and non-deductible antitrust costs, offset by favorable tax examination settlements and tax legislative changes.  Further, tax expense for 2006 includes a charge of $156 million relating to certain earnings of foreign subsidiaries where the Company has recorded a deferred income tax liability with the intent to repatriate those earnings in a subsequent period.  The Company had historically considered substantially all of the earnings of its foreign subsidiaries to be permanently reinvested in their operations.  If this deferred tax liability had not been recognized, a valuation allowance for domestic net deferred tax assets would have been required.

Discontinued Operations

For 2006, the Company recorded a gain on sale of discontinued operations of $47 million (net of taxes of $21 million), or $0.20 per diluted share, related to the sale of the OrganoSilicones business to GE in July of 2003.  This gain primarily represents the recognition of the additional contingent earn-out proceeds related to the combined performance of GE’s existing Silicones business and the OrganoSilicones business from the date of the sale through September 30, 2006.  For 2005, the loss on the sale of discontinued operations of $4 million (net of an income tax benefit of $3 million), or $0.02 per common share, which was primarily due to a purchase price adjustment for the settlement of certain matters related to the July 2003 sale of the Company’s OrganoSilicones business to GE.

Earnings from discontinued operations in 2006 of $20 million (net of income tax of $10 million), or $0.08 per common share, related to the EPDM business sold in June 2007, the optical monomers business sold in October 2007 and the fluorine business sold in January 2008.  Earnings from discontinued operations in 2005 of $33 million (net of income tax of $17 million), or $0.18 per common share, related to the Company’s Refined Products business unit, which was sold in June 2005, the EPDM business, the optical monomers business and the fluorine business.

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

Recoverability of Long-Lived Assets and Goodwill

The Company evaluates the recoverability of the carrying value of its long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under such circumstances, the Company assesses whether the projected undiscounted cash flows of its businesses are sufficient to recover the existing unamortized cost of its long-lived assets. If the undiscounted projected cash flows are not sufficient, the Company calculates the impairment amount by discounting the projected cash flows using its weighted average cost of capital. The amount of the impairment is written-off against earnings in the period in which the impairment has been determined in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The Company tests the recoverability of goodwill for each of its reporting units on an annual basis as of July 31, or sooner if events occur or circumstances change, by comparing the net book value to the estimated fair value of each of its reporting units to determine if there is a potential impairment issue. The fair value is estimated based on discounted projected cash flows. In estimating the discounted projected cash flows, the Company utilizes estimated long-term revenue and cash flow forecasts developed as part of its planning process, as well as assumptions of terminal value, together with its weighted average cost of capital, to determine fair value. If the fair value is not sufficient to cover the carrying value of the reporting unit, the Company calculates the goodwill impairment amount related to that reporting unit in accordance with FASB Statement 142, “Goodwill and Other Intangible Assets.” Any impairment is charged against earnings in the period in which the amount has been determined.

The Company’s cash flow projections, used to estimate the fair value of its reporting units, are based on subjective estimates.  Although the Company believes that its projections reflect its best estimates of the future performance of its reporting units, changes in estimated revenues or operating margins could have an impact on the estimated fair values.  Any increases in estimated reporting unit cash flows would have had no impact on the carrying value of that reporting unit.  However, a decrease in future estimated reporting unit cash flows could require the Company to determine whether recognition of a goodwill impairment charge was required.  Based on the estimated fair values used to test goodwill for impairment in accordance with FASB Statement No. 142, the Company concluded that no impairment existed in any of its reporting units at July 31, 2007.

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

If the Company had been required to recognize a goodwill impairment charge, there would not have been a direct impact on the Company’s liquidity and capital resources because impairment charges are non-cash losses that do not impact the leverage or interest coverage ratios under the Company’s domestic credit facility.  The Company continually monitors and evaluates business and competitive conditions that affect its operations and reflects the impact of these factors in its financial projections. If permanent or sustained changes in business and competitive conditions occur, they can lead to revised projections that could potentially give rise to impairment charges.

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

Each quarter, the Company evaluates and reviews estimates for future remediation, and operation and management costs directly related to remediation, to determine appropriate environmental reserve amounts. For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operation and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes that such costs are estimable.  As of December 31, 2007, the Company’s reserves for environmental remediation activities totaled $118 million.  The Company estimates the environmental liability could range up to $160 million at December 31, 2007.  The Company’s reserves include estimates for determinable clean-up costs.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable.

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

Pension Plans

Pension liabilities are measured on a discounted basis and the assumed discount rate is a significant assumption. At each measurement date, the discount rate is based on interest rates for high-quality, long-term corporate debt securities with maturities comparable to our liabilities. At November 30, 2007, the Company utilized a weighted average discount rate of 6% for domestic pension plans, compared to 5.63% used at November 30, 2006.   For the international and non-qualified plans, a weighted average discount rate of 5.54% was used at November 30, 2007, compared to 4.74% used at November 30, 2006. As a sensitivity measure, a 25 basis point reduction in the discount rate for all plans would result in approximately a $3 million decrease in pre-tax earnings for 2008.

The domestic discount rate adopted at November 30, 2007 utilizes an interest rate yield curve to determine the discount rate pursuant to Emerging Issues Task Force (EITF) Topic No. D-36, “Selection of Discount Rates Used for Measuring Defined Benefit Pension Obligations and Obligations of Post Retirement Benefit Plans Other Than Pensions.”  The yield curve is comprised of AAA/AA bonds with maturities between zero and thirty years.  The Company discounts the annual cash flows of its domestic pension plans using this yield curve and develops a single-point discount rate matching the plan’s payout structure. A similar approach is used to determine the appropriate discount rates for the international plans. The actual method used varies from country to country depending on the amount of available information on bond yields to be able to estimate a single-point discount rate to match the plans’ benefit disbursements.

The Company’s weighted average estimated rate of compensation increase was 3.79% for all domestic and international pension plans combined at November 30, 2007.  As a sensitivity measure, an increase of 25 basis points in the estimated rate of compensation increase would decrease pre-tax earnings for 2008 by an immaterial amount.

The expected return on pension plan assets is based on our investment strategy, historical experience, and expectations for long-term rates of return. The Company determines the expected rate of return on plan assets for the domestic and international pension plans by applying the expected returns on various asset classes to the Company’s target asset allocation.

The Company utilized a weighted average expected long-term rate of return of 8.5% on all domestic plan assets and a weighted average rate of 7.36% for the international plan assets at November 30, 2007.

Historical returns are evaluated based on an arithmetic average of annual returns derived from recognized passive indices, such as the S&P 500, for the major asset classes. The Company looked at the arithmetic averages of annual investment returns from passive indices, assuming a portfolio of investments that follow the current target asset allocation for the domestic plans over several business cycles, to obtain an indication of the long-term historical market performance. The arithmetic average return over the past 20 years was 10.5%, and over the past 30 years it was 12.3%. These values are not significantly higher than the geometric averages for the same periods and exceed the 8.5% domestic expected return on assets.

The actual annualized return on plan assets for the domestic plans for the 12 months ending November 30, 2007 was approximately 6.35%, which was less than the expected return on asset assumption for the year, resulting in a loss for the plans. Similarly, the international plans earned a weighted average return of approximately 6.24% (in local currency terms, before allowing for depreciation of the US dollar against major currencies in 2007) and 10.73% in US dollar terms.

The Company’s target asset allocation for the domestic pension plans is based on investing 58% of plan assets in equity instruments, 35% of plan assets in fixed income investments and 7% in real estate.  At November 30, 2007, 57% of the portfolio was invested in equities, 36% in fixed income investments and the remainder in real estate and other. There were no significant changes to the asset allocation during 2007.

The Company has unrecognized actuarial losses relating to its pension plans which have been included in its consolidated balance sheet but not in the consolidated statements of operations. The extent to which these unrecognized actuarial losses will impact future pre-tax earnings depends on whether the unrecognized actuarial losses are deferred through the asset-smoothing mechanism (the market related value as defined by FASB Statement No. 87, “Employers’ Accounting for Pensions”), or though amortization in pre-tax earnings to the extent that they exceed a 10% amortization corridor, as defined by FASB Statement No. 87, which provides for amortization over the average remaining participant career. The amortization of unrecognized net losses existing as of November 30, 2007 will result in a $6 million decrease to pre-tax earnings for 2008 ($5 million for the qualified domestic plans and $1 million for the international and non-qualified plans). Since future gains and losses beyond 2007 are a result of various factors described herein, it is not possible to predict with certainty to what extent the combination of current and future losses may exceed the 10 percent amortization corridor and thereby be subject to further amortization.

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

	Pension (Income) Expense By Period
(In millions)	2008	2009	2010	2011	2012

Qualified domestic pension plans	$(9)	$(11)	$(13)	$(16)	$(18)
International and non-qualified pension plans	12	11	10	9	7
Total pension plans	$3	$—	$(3)	$(7)	$(11)

The following tables show the impact of a 100 basis point change in the actual return on assets on the pension (income) expense.

	Change in Pension (Income) Expense By Period
	2008	2009	2010	2011	2012
Increase (decrease)	100 Basis Point Increase in Investment Returns

Qualified domestic pension plans	$—	$—	$(1)	$(1)	$(1)
International and non-qualified pension plans	—	—	—	(1)	(1)
Total pension plans	$—	$—	$(1)	$(2)	$(2)

Increase (decrease)	100 Basis Point Decrease in Investment Returns

Qualified domestic pension plans	$—	$—	$1	$1	$1
International and non-qualified pension plans	—	—	—	—	1
Total pension plans	$—	$—	$1	$1	$2

Other Post-Retirement Benefits

The Company provides post-retirement health and life insurance benefits for current retired and active employees and their beneficiaries and covered dependents for certain domestic and international employee groups.

The discount rates adopted by the Company for the valuation of the post-retirement health care plans were determined using the same methodology as for the pension plans. An analysis of the duration of the liabilities and future cash flows showed that it was appropriate to use the same discount rates for the post-retirement health care plans as were used for the domestic pension plans at November 30, 2007, namely 6% for the domestic plans and a weighted average rate of 5.29% for the international plans. As a sensitivity measure, a 25 basis point reduction in the discount rate would result in an immaterial decrease in pre-tax earnings for 2008.

Assumed health care cost trend rates are based on past and current health care cost trends, considering such factors as health care inflation, changes in health care utilization or delivery patterns, technological advances, and the overall health of plan participants.  The Company uses health care trend cost rates, which vary by plan, starting with initial levels of 8% for the domestic arrangements and grading down to an ultimate level of 5%. For the international arrangement, the weighted average initial rate is 9.9%, grading down to 4.9%.

The pre-tax post-retirement healthcare expense was $9 million in 2007.  The following table summarizes projected post-retirement benefit expense based upon the various assumptions discussed above.

	Pre-Tax Expense by Period
(In millions)	2008	2009	2010	2011	2012
Domestic and international post-retirement benefit plans	$9	$9	$9	$9	$9

Income Taxes

Income taxes payable reflects the Company’s current tax provision and management’s best estimate of the tax liability relating to the outcome of uncertain tax positions. If the actual outcome of uncertain tax positions differs from the Company’s best estimates, an adjustment to income taxes payable could be required, which may result in additional income tax expense or benefit.

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

Tax expense for 2006 includes a charge of $156 million relating to earnings of certain foreign subsidiaries where the Company has recorded a deferred income tax liability associated with the intent to repatriate those earnings in a subsequent period.  The Company had historically considered substantially all of the earnings of its foreign subsidiaries to be permanently reinvested in their operations.  If this deferred tax liability had not been recognized, a valuation allowance for domestic net deferred tax assets would have been required.  The Company also has earnings of certain foreign subsidiaries where the Company considers these earnings to be permanently reinvested in their operations.  As such, no U.S. tax cost has been provided on approximately $675 million of earnings at December 31, 2007.  If the Company changes its intent related to these earnings additional tax would be required.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  Under FIN No. 48, the economic benefit associated with a tax position will only be recognized if it is more likely than not that a tax position ultimately will be sustained.  After this threshold is met, a tax position is reported at the largest amount of benefit that is more likely than not to be ultimately sustained.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the implementation of FIN 48, the Company recognized a $2 million decrease in the liability for unrecognized tax benefits. The liability for unrecognized tax benefits at adoption was $56 million.  Included in the balance of unrecognized tax benefits at January 1, 2007 was $44 million of tax benefits that, if recognized, would affect the effective tax rate.  Also included in the balance of unrecognized tax benefits at January 1, 2007 was $16 million of tax benefits that, if recognized, would result in a decrease to goodwill recorded in purchase business combinations.

At December 31, 2007, the Company has a liability for unrecognized tax benefits of $66 million.

Contingencies

On an ongoing basis, the Company assesses potential liabilities related to any lawsuits or claims brought against it, including antitrust related matters.  The Company accrues for such liabilities when it determines that it is probable that a loss has been incurred and a reasonable estimate of the loss can be made.  Determining the outcome of claims and litigation and estimating related costs and expense involves substantial uncertainties that could cause actual costs to vary materially from estimates.  In making the determination of likely outcomes of litigation matters, management considers many factors.  These factors include, but are not limited to, the nature of specific claims including unasserted claims, the Company’s experience with similar types of claims, the jurisdiction in which the matter is filed, the existence of other defendants, input from outside legal counsel and the current status of the matter.  The Company also assesses the likelihood of recovery from insurance, and, in those cases in which realization of an insurance recovery is deemed probable; the Company records a corresponding asset.  The Company intends to assert all meritorious legal defenses and will pursue all other equitable factors that are available to it with respect to such matters; however, the resolution of these matters could have a material adverse effect on its consolidated results of operations and cash flows.  For further information see Note 21 – Legal Matters in the Notes to Consolidated Financial Statements, and Item 3 “Legal Proceedings” under Part I of this document.

Share-Based Compensation

The Company provides share-based compensation to a number of its employees.  Effective January 1, 2006 the Company adopted the provisions of FASB Statement 123 (R) “Share-Based Payment” (“Statement 123(R)”) and Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) using the modified prospective method.  Under the modified prospective method, the compensation cost for all new awards and awards modified, repurchased or cancelled after the date of adoption of Statement 123(R), as well as the unrecognized compensation cost of unvested awards as of the date of adoption are recognized in earnings based on the grant-date fair value of those awards.  The Company’s assessment of the estimated compensation expense is affected by its stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact.  These variables include, but are not limited to, the grant-date fair value of any new awards, the volatility of the Company’s stock price and employee stock option exercise behavior.  The Company has recognized compensation cost for stock-based awards issued after January 1, 2006 on a straight-line basis over the requisite service period for each separately vesting tranche as if multiple awards were granted.

ACCOUNTING DEVELOPMENTS

Implemented in 2007

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” Statement No. 156 provides additional guidance for initially recognizing servicing assets and liabilities at fair value, if practical, and is effective for fiscal years beginning after September 15, 2006. The adoption of Statement No. 156 did not have a material impact on the Company’s consolidated results of operations for the year ended December 31, 2007 and financial position as of December 31, 2007.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Under FIN 48, the Company may recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. See Note 12 - Income Taxes for information relating to implementation of this interpretation.

Future Implementations

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of Statement No. 157 are effective as of the beginning of the Company’s 2008 fiscal year. However, the FASB deferred the effective date of Statement No. 157 until the beginning of the Company’s 2009 fiscal year, as it relates to fair value measurement requirements for non-financial assets and liabilities that are not remeasured at fair value on a recurring basis. The Company is assessing the impact of adopting Statement No. 157 on its financial position and results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The provisions of Statement No. 159 are effective as of the beginning of the Company’s 2008 fiscal year. The Company believes this will not have a significant impact on its financial position or results of operations.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” which will require companies to treat noncontrolling interests (commonly referred to as minority interest) as a separate component of shareholders’ equity and not as a liability.  The provisions of Statement No. 160 are effective as of the beginning of the Company’s 2009 fiscal year.  The Company is assessing the impact of adopting Statement No. 160 on its financial position and results of operations.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“Statement No. 141(R)”), requires that identifiable assets, liabilities, noncontrolling interests and goodwill, acquired in a business combination, be recorded at full fair value.  The provisions of Statement No. 141(R) are effective as of the beginning of the Company’s 2009 fiscal year. The Company is assessing the impact of adopting Statement No. 141(R) on its financial position and results of operations.

OUTLOOK

The Company’s focus in 2008 will remain on improving its core businesses, rationalizing its manufacturing footprint and right-sizing its cost structure, while developing products and applications that generate profitable organic revenue growth.  The Company continues to work to improve the productivity of its manufacturing plants and the efficiency of its business processes.  These actions remain focused on improving the operating profitability of its business and increasing the net cash provided by operations.

The Company’s businesses benefit from a number of trends that provide continued growth opportunities including:

•                  Consumer demand for improved flame retardancy in household goods supported by increasing regulation in many countries worldwide benefits the Company’s broad range of flame retardant products within the Company’s Polymer Additives business segment.

•                  The increasing requirements for cleaner emissions from motor vehicles, greater service life for engines and the reduction in “greenhouse gas” emissions benefits the Company’s additive and lubricant product lines within its Performance Specialties business segment.

•                  The demand for higher yields from specialty high value agricultural crops worldwide benefits the Company’s Crop Protection business segment.

•                  Consumer demand for ever more effective pool and spa sanitation benefits the Company’s Consumer Products business segment.

The Company will also face challenges in 2008 which may include:

•                  Changes in industrial demand that may result from a slowing in global economic growth as a result of the liquidity difficulties faced by the financial markets in recent months.  A portion of the Company’s sales are derived from industries such as building and construction, electronics and consumer durables that could be affected by changes in GDP growth.  The Company will seek to adjust its cost reduction and manufacturing capacity management to respond to such changes if and when they occur.

•                  Continuing increases to raw material and energy costs are anticipated due, in large part, to volatility in the worldwide pricing of precious metal raw materials and natural gas together with the impact of the higher price of oil on hydrocarbon-based materials.  The Company purchases these materials to manufacture its products.  The Company will continue to seek to set prices that reflect the value in use of the Company’s products and offset as much as possible increases in raw material and energy costs.  However, there can be no assurance that such price increases will be accepted at a level that does offset in full the impact of higher raw material and energy costs.

Based upon the known actions the Company anticipates it will take in 2008, it provides the following observations:

•                  The sale of the oleochemicals business will reduce the Company’s sales in 2008 compared to 2007.  The oleochemicals sales represented approximately 5% of the Company’s 2007 revenues.

•                  The Company’s focus remains on improving the performance of its Polymer Additives business and obtaining continued growth in revenues and profitability from its Performance Specialties, Consumer Products and Crop Protection businesses.

•                  Expense remaining to be recognized in 2008 related to the Company’s announced restructuring programs is estimated to be approximately $3 million and cash expenditures related to these programs is estimated to be approximately $40 million.

•                  The Company expects that the benefits of its cost reduction actions in 2007 should generate savings in the order of $50 million in 2008.  These savings will be reflected in SG&A and R&D, as well as cost of goods sold.

•                  Depreciation and amortization of approximately $240 million, which includes approximately $42 million of additional depreciation due to announced actions that have resulted in a change in the estimated useful life of assets related to certain of the Company’s manufacturing facilities and ERP systems.

•                  Capital spending is anticipated to be approximately $165 million reflecting maintenance, health and safety and environmental expenditures, the cost of migrating to a single ERP system and a number of growth projects.

•                  Dividends paid at the historic rate would be approximately $48 million, reflecting an annual dividend of twenty cents per share.

The Company continues to evaluate its manufacturing footprint and business processes seeking further opportunities to reduce cost and increase its operating effectiveness.  These activities may result in the announcement and implementation of further improvement actions in 2008.

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

•                  The ability to successfully complete the restructuring and turnaround of our Polymer Additives segment;

•                  The ability to obtain growth from demand for flame retardant, petroleum additive and lubricant, agricultural and pool and spa product applications;

•                  The ability to obtain the synergies anticipated from the integration of the Kaufman business and gain sales from new refrigeration lubricant applications;

•                  The ability to sustain profitability in our Crop Protection business due to new generic competition and the failure to secure new products and technology.  Additionally, the Crop Protection business is dependent on disease and pest conditions, as well as, local and regional economic conditions;

•                  The ability to sell methyl bromide due to regulatory restrictions;

•                  Changes in weather conditions which could adversely affect the seasonal selling cycles in both our Consumer Products and Crop Protection segments;

•                  Changes in the availability and/or quality of our energy and raw materials;

•                  The ability to collect our outstanding receivables;

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

•                  The ability to successfully complete the execution of our portfolio transformation plan;

•                  The ability to reduce our indebtedness levels;

•                  The ability to recover our deferred tax assets;

•                  The ability to successfully complete the Company’s new SAP platform initiative;

•                  The ability to support the goodwill in our business segments;

•                  The ability to remain compliant with our debt covenants or obtain necessary waivers; and

•                  Other risks and uncertainties detailed in Item 1A.  Risk Factors or in our filings with the Securities and Exchange Commission.

These statements are based on the Company’s estimates and assumptions and on currently available information.  The forward-looking statements include information concerning the Company’s possible or assumed future results of operations, and the Company’s actual results may differ significantly from the results discussed.  Forward-looking information is intended to reflect opinions as of the date this report was filed and such information will not necessarily be updated by the Company.

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

The Company has short-term exposure to changes in foreign currency exchange rates resulting from transactions entered into by the Company and its foreign subsidiaries in currencies other than their local currency (primarily trade payables and receivables).  The Company is also exposed to currency risk on inter-company transactions (including inter-company loans).  The Company manages these transactional currency risks on a consolidated basis, which allows it to net its exposure.  The Company purchases foreign currency forward contracts, primarily denominated in Euros, British Pounds Sterling, Canadian dollars, Australian dollars and Mexican Pesos to hedge its transaction exposure.  These contracts are generally settled on a monthly basis.  Realized and unrealized gains and losses on foreign currency forward contracts are recognized in other expense, net, to offset the impact of valuing recorded foreign currency trade payables, receivables and inter-company transactions.  The Company has not designated these derivatives as hedges under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” FASB Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and FASB Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities,” although it believes these instruments help reduce the Company’s exposure to foreign currency risk. The net effect of the realized and unrealized gains and losses on these derivatives and the underlying transactions is not significant at December 31, 2007 and 2006.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates.  The table presents principal cash flows and related weighted-average interest rates by expected maturity date for the Company’s long-term debt.  Weighted-average variable interest rates are based on the applicable floating rate index as of December 31, 2007.

Interest Rate Sensitivity

						2013 and		Fair Value
(In millions)	2008	2009	2010	2011	2012	Thereafter	Total	at 12/31/07
Long-term debt:
Fixed rate debt	$—	$400	$—	$—	$—	$650	$1,050	$993
Average rate debt	6.92%	6.92%	6.88%	6.88%	6.88%	6.88%

Variable rate debt	$—	$1	$1	$—	$—	$18	$20	$20
Average rate debt (a)	3.54%	3.54%	3.52%	3.55%	3.53%	3.51%

(a)          Average interest rate is based on rates in effect at December 31, 2007.

The Company used price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases.  These contracts are designated as hedges of a portion of the Company’s forecasted natural gas purchases for a rolling two-year period.  These contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based.  The differential paid or received as natural gas prices change is recognized as an adjustment to cost of products sold when the related inventory layer is sold.  The fair value of the contracts at December 31, 2007 resulted in an unrealized loss of less than $1 million, which was recorded as a component of accumulated other comprehensive loss.  Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes.  A hypothetical ten percent increase in the cost of natural gas at December 31, 2007 would result in an increase in the fair market value of the outstanding derivatives by $2 million to an unrealized gain of $2 million; conversely, a hypothetical ten percent decrease in the cost of natural gas would result in a decrease in the fair market value of the outstanding derivatives by $2 million to an unrealized loss of $2 million.

In the fourth quarter of 2007, the Company ceased the purchase of additional price swap contracts as cash flow hedges of forecasted natural gas purchases and established fixed price contracts with physical delivery with its natural gas vendor.  The existing price swap contracts mature through 2009.

The Company has accounts receivable programs to sell accounts receivable to agent banks.  The fees charged for the programs are sensitive to changes in interest rates.  At December 31, 2007, $119 million of domestic accounts receivable have been sold at an average cost of approximately 5.77% and $120 million of international accounts receivable have been sold at an average cost of approximately 7.46%.  At December 31, 2006, $140 million of domestic accounts receivable have been sold at an average cost of approximately 5.76% and $139 million of international accounts receivable have been sold at an average cost of approximately 7.14% (for further information see Note 6 - Accounts Receivable Programs included in the Notes to the Consolidated Financial Statements).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2007, 2006 and 2005

(In millions, except per share data)

	2007	2006	2005

NET SALES	$3,747	$3,458	$2,739

COSTS AND EXPENSES
Cost of products sold	2,862	2,602	2,019
Selling, general and administrative	393	387	326
Depreciation and amortization	269	204	150
Research and development	62	61	50
Facility closures, severance and related costs	36	5	23
Antitrust costs	35	90	49
Merger costs	—	17	45
In-process research and development	—	—	73
Loss (gain) on sale of businesses	15	11	(3)
Impairment of long-lived assets	19	80	—
Equity income	(3)	(4)	(2)

OPERATING PROFIT	59	5	9
Interest expense	87	102	108
Loss on early extinguishment of debt	—	44	55
Other expense, net	13	6	12

Loss from continuing operations before income taxes and cumulative effect of accounting change	(41)	(147)	(166)
Income tax provision	4	126	49
Loss from continuing operations before cumulative effect of accounting change	(45)	(273)	(215)
Earnings from discontinued operations	18	20	33
Gain (loss) on sale of discontinued operations	24	47	(4)
Cumulative effect of accounting change	—	—	(1)

Net Loss	$(3)	$(206)	$(187)

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Loss from continuing operations before cumulative effect of accounting change	$(0.18)	$(1.13)	$(1.21)
Earnings from discontinued operations	0.07	0.08	0.18
Gain (loss) on sale of discontinued operations	0.10	0.20	(0.02)
Cumulative effect of accounting change	—	—	—
Net Loss	$(0.01)	$(0.85)	$(1.05)

Basic and Diluted Weighted-average shares outstanding	241.6	240.5	178.4

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Years ended December 31, 2007 and 2006

(In millions, except per share data)

	2007	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$77	$95
Accounts receivable	389	342
Inventories	676	660
Other current assets	239	288
Total current assets	1,381	1,385

NON-CURRENT ASSETS
Property, plant and equipment	1,032	1,147
Goodwill	1,309	1,177
Intangible assets, net	585	551
Other assets	109	139

	$4,416	$4,399

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term borrowings	$5	$48
Accounts payable	285	285
Accrued expenses	353	461
Income taxes payable	38	94
Total current liabilities	681	888

NON-CURRENT LIABILITIES
Long-term debt	1,058	1,063
Pension and post-retirement health care liabilities	361	440
Other liabilities	463	329

STOCKHOLDERS’ EQUITY
Common stock - $.01 par value
Authorized - 500.0 shares
Issued - 253.6 shares in 2007 and 252.3 shares in 2006	3	3
Additional paid-in capital	3,028	3,005
Accumulated deficit	(1,179)	(1,128)
Accumulated other comprehensive income (loss)	168	(34)
Treasury stock at cost - 11.5 shares	(167)	(167)
Total stockholders’ equity	1,853	1,679

	$4,416	$4,399

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2007, 2006 and 2005

(In millions of dollars)

Increase (decrease) in cash	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3)	$(206)	$(187)
Adjustments to reconcile net loss to net
cash provided by (used in) operations:
Loss (gain) on sale of businesses	15	11	(3)
(Gain) loss on sale of discontinued operations	(24)	(47)	4
Gain on sale of equity interest in venture	—	(6)	—
Impairment of long-lived assets	19	80	—
Loss on early extinguishment of debt	—	44	55
Depreciation and amortization	275	214	161
Stock-based compensation expense	10	14	5
Provision for doubtful accounts	—	20	11
Equity (loss) income, net of cash distributions	(3)	3	(2)
In-process research and development	—	—	73
Cumulative effect of accounting change	—	—	1
Deferred taxes	(24)	97	—
Changes in assets and liabilities, net:
Accounts receivable	26	23	73
Accounts receivable - securitization	(41)	194	(105)
Inventories	10	18	33
Other current assets	(1)	6	(8)
Other assets	21	42	(24)
Accounts payable	(20)	(33)	(60)
Accrued expenses	(113)	(56)	(74)
Income taxes payable	(11)	(53)	25
Deposit for civil antitrust settlements in escrow	36	(51)	—
Pension and post-retirement health care liabilities	(22)	(68)	(50)
Other liabilities	3	10	(1)
Other	(4)	(5)	(6)
Net cash provided by (used in) operations	149	251	(79)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sale of businesses	186	196	109
Payments for acquisitions, net of cash acquired	(165)	(9)	57
Merger transaction costs paid	—	(8)	(16)
Capital expenditures	(117)	(128)	(104)
Other investing activities	13	—	5
Net cash (used in) provided by investing activities	(83)	51	51

CASH FLOWS FROM FINANCING ACTIVITIES
(Payments on) proceeds from credit facility	—	(414)	383
Payments on long-term notes	—	(324)	(406)
Proceeds from long-term notes	—	497	9
(Payments on) proceeds from short-term borrowings	(48)	(16)	36
Premium paid on early extinguishment of debt	—	(36)	(41)
Payments for debt issuance costs	—	(6)	(2)
Dividends paid	(48)	(48)	(36)
Repayment of insurance policy loan	—	(10)	—
Proceeds from exercise of stock options	7	3	75
Other financing activities	(1)	(1)	(1)
Net cash (used in) provided by financing activities	(90)	(355)	17

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	6	9	(9)
Change in cash and cash equivalents	(18)	(44)	(20)
Cash and cash equivalents at beginning of year	95	139	159
Cash and cash equivalents at end of year	$77	$95	$139

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2007, 2006 and 2005

(In millions, except per share data)

						Accumulated
	Common			Additional		Other
	Shares	Treasury	Common	Paid-in	Accumulated	Comprehensive	Treasury
	Issued	Shares	Stock	Capital	Deficit	Income (Loss)	Stock	Total
Balance, December 31, 2004	119.2	3.5	$1	$1,032	$(648)	$(22)	$(34)	$329
Comprehensive loss:
Net loss					(187)			(187)
Equity adjustment for translation of foreign currencies						(97)		(97)
Cumulative currency translation gain on liquidation of foreign subsidiary related to discontinued operations						(28)		(28)
Minimum pension liability adjustment (net of deferred tax expense of $2)						3		3
Other (net of deferred tax benefit of $3)						3		3
Total comprehensive loss								(306)
Cash dividends ($0.20 per share)					(36)			(36)
Acquisition of Great Lakes	127.6	11.5	1	1,851			(167)	1,685
Stock options exercised	3.7	(3.3)		43			32	75
Other issuances	1.0	(0.2)	1	25	1		2	29
Balance, December 31, 2005	251.5	11.5	3	2,951	(870)	(141)	(167)	1,776
Cumulative effect of adoption of SAB 108					(4)			(4)
Balance, January 1, 2006	251.5	11.5	3	2,951	(874)	(141)	(167)	1,772
Comprehensive loss:
Net loss					(206)			(206)
Equity adjustment for translation of foreign currencies, net of deferred tax expense of $9						107		107
Minimum pension liability adjustment, net of deferred tax expense of $35						52		52
Changes in fair value of derivatives						(12)		(12)
Total comprehensive loss								(59)
Unrecognized pension and post-retirement plan costs, net of deferred tax benefit of $20						(40)		(40)
Cash dividends ($0.20 per share)					(48)			(48)
Stock-based compensation				12				12
Fair Value of stock options converted (Great Lakes merger)				36				36
Stock options exercised	0.5			3				3
Other issuances	0.3			3				3
Balance, December 31, 2006	252.3	11.5	3	3,005	(1,128)	(34)	(167)	1,679
Comprehensive income:
Net loss					(3)			(3)
Equity adjustment for translation of foreign currencies, net of deferred tax expense of $44						145		145
Unrecognized pension and post-retirement plan costs, net of deferred tax expense of $18						50		50
Changes in fair value of derivatives						7		7
Total comprehensive income								199
Cash dividends ($0.20 per share)					(48)			(48)
Stock-based compensation				10				10
Stock options exercised	0.9			8				8
Other issuances	0.4			5				5
Balance, December 31, 2007	253.6	11.5	$3	$3,028	$(1,179)	$168	$(167)	$1,853

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Strategic Initiatives

The Company’s strategy is to focus on its core businesses, rationalizing its manufacturing footprint and cost structure while developing products and applications that generate profitable organic revenue growth.  To implement this strategy, the Company is rationalizing its business portfolio by divesting non-core and underperforming businesses and assets and has implemented a number of restructuring programs to reduce manufacturing and functional costs.  The Company continues to focus its resources on generating growth from new product and application development and geographic expansion.  We may supplement these organic growth initiatives by acquiring businesses and assets that will facilitate growth.  The Company announced three strategic cost saving restructuring initiatives in the second quarter of 2007 and launched an initiative in the fourth quarter of 2007 to consolidate its multiple ERP systems onto a single SAP platform.

On December 10, 2007, the Company announced the formation of the Office of the Chairman, designed to increase organizational focus, speed decision making and improve execution.

On December 18, 2007, the Company announced that its Board of Directors has authorized management to consider a wide range of strategic alternatives available to the Company to enhance shareholder value.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Chemtura Corporation and its wholly-owned and majority-owned subsidiaries, which are collectively referred to as “the Company.”  Other affiliates in which the Company has a 20% to 50% ownership interest or a non-controlling majority interest are accounted for in accordance with the equity method. Other investments in which the Company has less than 20 percent ownership are recorded at cost.  In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by FASB Interpretation No. 46 (R) Consolidation of Variable Interest Entities (FIN 46R) and to assess whether it is the primary beneficiary of such entities.  If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FIN 46(R).  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Discontinued Operations

The Company sold certain assets and assigned certain liabilities of its refined products business on June 24, 2005, its EPDM business on June 29, 2007 and its optical monomers business on October 31, 2007. The Company sold its fluorine chemical business on January 31, 2008.

As a result, the operations of these businesses have been classified as earnings from discontinued operations (net of tax) in the consolidated statements of operations for all periods presented.  The consolidated statements of cash flows have not been adjusted to reflect the discontinued operations and, thus, include the cash flows of the discontinued businesses. Refer to Note 3 – Divestitures - Discontinued Operations for further information.

Accounting Policies

Revenue Recognition

Substantially all of the Company’s revenues are derived from the sale of products. Revenue is recognized when risk of loss of, and title to, the product is transferred to the customer.  Revenue is recorded net of taxes collected from customers that are remitted to governmental authorities with the collected taxes recorded as current liabilities until remitted to the respective governmental authorities.  The Company’s products are sold subject to various shipping terms. The Company’s terms of delivery are included on its sales invoices and order confirmation documents.

Customer Rebates

The Company accrues for the estimated cost of customer rebates as a reduction of sales.  Customer rebates are primarily based on customers achieving defined sales targets over a specified period of time.  The Company estimates the cost of these rebates based on the likelihood of the rebate being achieved and recognizes the cost as a deduction from sales when such sales are recognized.  Rebate programs are monitored on a regular basis and adjusted as required.  The Company’s accruals for customer rebates were $27 million and $29 million at December 31, 2007 and 2006, respectively.

Operating Costs and Expenses

Cost of products sold includes all costs incurred in manufacturing products, including raw materials, direct manufacturing costs and manufacturing overhead.  Cost of products sold also includes warehousing, distribution, engineering, purchasing, customer service, environmental, health and safety functions, and shipping and handling costs for outbound product shipments.  Selling, general and administrative expenses (“SG&A”) include costs and expenses related to the following functions and activities: selling, advertising, legal, provision for doubtful accounts, corporate facilities and corporate administration.  SG&A also includes accounting, information technology, finance and human resources, excluding direct support in manufacturing operations, which is included as cost of products sold.  Research and development expenses (“R&D”) include basic and applied research and development activities of a technical and non-routine nature.  R&D costs are expensed as incurred.  Costs of products sold, SG&A and R&D expenses exclude depreciation and amortization expenses, which are presented on a separate line in the consolidated statements of operations.

Also, included in cost of products sold for 2005 is $37 million related to the fair value impact of purchase accounting on inventory resulting from the merger with Great Lakes.

Other Expenses, Net

The following table is a summary of items included on the other expense, net line in the consolidated statements of operations.

(In millions)	2007	2006	2005

Costs of securitization programs	$21	$15	$11
Equity (income) loss - Davis Standard LLC	—	(6)	—
Gain on sale of equity investment - Davis Standard LLC	—	(6)	—
Foreign exchange (gain) loss	(11)	9	3
Interest income	(7)	(9)	(12)
Minority interest	8	1	3
Other accounts receivable financing	1	1	2
Pension and other post-retirement benefits of legacy businesses - interest component	1	1	3
Other items, individually less than $1	—	—	2
	$13	$6	$12

The interest income for 2006 and 2005 include interest income resulting from tax settlements of $4 million and $2 million, respectively.

Pension and other post-retirement benefits of legacy plans represents the accretion of interest on obligations assumed in connection with the purchase of Witco in 1999 relating to businesses for which the Company and the plan participants did not have any continuing involvement either prior or subsequent to the acquisition.

Allowance for Doubtful Accounts

Included in accounts receivable are allowances for doubtful accounts in the amount of $32 million in 2007 and 2006.  The allowance for doubtful accounts reflects a reserve representing the Company’s estimate of the amounts that may not be collectible.  In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, and economic trends. From time to time, the Company may adjust its assumptions for anticipated changes in any of these or other factors expected to affect collectability.

Inventory Valuation

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation.  Depreciation expense from continuing operations ($229 million in 2007, $163 million in 2006 and $122 million in 2005) is computed on the straight-line method using the following ranges of asset lives: land improvements - 3 to 20 years; buildings and improvements - 2 to 40 years; machinery and equipment - 2 to 25 years; information systems equipment - 2 to 7 years; and furniture, fixtures and other - 1 to 15 years.

Renewals and improvements that extend the useful lives of the assets are capitalized.  Capitalized leased assets and leasehold improvements are depreciated over the shorter of their useful lives or the remaining lease term.  Expenditures for maintenance and repairs are charged to expense as incurred.

Intangible Assets

Patents, trademarks and other intangibles are being amortized principally on a straight-line basis using the following ranges for their estimated useful lives: patents 7 to 20 years; trademarks 7 to 40 years; customer relationships 5 to 25 years; production rights 10.5 years; and other intangibles 5 to 20 years.  Further information is provided in Note 9 – Goodwill and Intangible Assets.

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

Litigation and Contingencies

In accordance with FASB Statement No. 5, Accounting for Contingencies, the Company records in its consolidated financial statements amounts representing the Company’s estimated liability for claims, guarantees and litigation.  As information about current or future litigation or other contingencies becomes available, management assesses whether such information warrants the recording of additional expenses relating to those contingencies.  See Note 21 - Legal Matters and Note 22 - Contingencies for further details.

Stock-Based Compensation

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“FASB 123”(R)), which replaced Statement No. 123, “Accounting for Stock-Based Compensation” (“FASB 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  FASB 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value, beginning with the first annual period after June 15, 2005.  Effective January 1, 2006, the Company adopted FASB 123(R) using the modified prospective method. Under the modified prospective method, the compensation cost for all new awards and awards modified, repurchased or cancelled after the date of adoption of FASB 123(R), as well as the unrecognized compensation cost of unvested awards as of the date of adoption, are recognized in earnings based on the grant-date fair value of those awards.

The Company recognizes compensation cost for stock-based awards issued after January 1, 2006 over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  Stock-based compensation expense recognized was $10 million and $14 million for the years ended December 31, 2007 and 2006, respectively, primarily attributable to the Company’s stock option program.

Through December 31, 2005, the Company elected to continue its historical method of accounting for stock-based compensation in accordance with APB 25, as permitted under FASB 123 and FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FASB 148”). Under APB 25, compensation expense for fixed plans was recognized based on the difference between the exercise price and the stock price on the date of grant. Since the Company’s fixed plan awards were granted with an exercise price equal to the stock price on the date of grant, no compensation expense was recognized in the consolidated statement of operations for these awards.  However, compensation expense was recognized for the restricted stock awards under the Company’s long-term incentive programs in accordance with the provisions of APB 25.  The following table illustrates the effect on net loss and related per share amounts for the year ended December 31, 2005, as if the Company had applied the fair value recognition provisions of FASB 123 and FASB 148 to all stock-based employee compensation awards.

(In millions, except per share data)	2005
Net loss, as reported	$(187)
Stock-based employee compensation expense (income) included in net loss, net of tax	3
Total stock-based employee compensation determined under fair value based accounting method for all awards, net of tax	(8)
Pro forma net loss	$(192)

Net loss per share:
Basic and diluted - as reported	$(1.05)
Basic and diluted - pro forma	$(1.07)

Derivative Instruments

Derivative instruments are presented in the accompanying consolidated financial statements at fair value as required by accounting principles generally accepted in the United States.  Further information is provided in Note 18 - Derivative Instruments and Hedging Activities.

Translation of Foreign Currencies

Balance sheet accounts denominated in foreign currencies are translated at the current rate of exchange as of the balance sheet date, while revenues and expenses are translated at average rates of exchange during the periods presented.  The cumulative foreign currency adjustments resulting from such translation are included in accumulated other comprehensive income (loss).

Cash Flows

Cash and cash equivalents include bank term deposits with original maturities of three months or less. Included in the Company’s cash balance at December 31, 2007 and 2006, is approximately $2 million of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.

Cash payments included interest payments of $85 million in 2007, $104 million in 2006 and $106 million in 2005. Cash payments also included net income tax payments of $52 million in 2007, $68 million in 2006 and $42 million in 2005.

Below is the supplemental schedule of investing and financing activities for the year ended December 31, 2005 related to the merger with Great Lakes.

(In millions)	2005
Fair value of non-cash assets acquired in acquisition	$2,859
Cash acquired in acquisition	126
In-process research and development	73
Issuance of common stock in acquisition, net of registration costs	(1,853)
Treasury stock acquired	167
Liabilities assumed in acquisition	$1,372

Accounting Developments

Implemented in 2007

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” Statement No. 156 provides additional guidance for initially recognizing servicing assets and liabilities at fair value, if practical, and is effective for fiscal years beginning after September

15, 2006. The adoption of Statement No. 156 did not have a material impact on the Company’s consolidated results of operations for the year ended December 31, 2007 and financial position as of December 31, 2007.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Under FIN 48, the Company may recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. See Note 12 - Income Taxes for information relating to implementation of this interpretation.

Future Implementations

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of Statement No. 157 are effective as of the beginning of the Company’s 2008 fiscal year. However, the FASB deferred the effective date of Statement No. 157 until the beginning of the Company’s 2009 fiscal year, as it relates to fair value measurement requirements for non-financial assets and liabilities that are not remeasured at fair value on a recurring basis. The Company is assessing the impact of adopting Statement No. 157 on its financial position and results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The provisions of Statement No. 159 are effective as of the beginning of the Company’s 2008 fiscal year. The Company believes this will not have a significant impact on its financial position or results of operations.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” which will require companies to treat noncontrolling interests (commonly referred to as minority interest) as a separate component of shareholders’ equity and not as a liability.  The provisions of Statement No. 160 are effective as of the beginning of the Company’s 2009 fiscal year.  The Company is assessing the impact of adopting Statement No. 160 on its financial position and results of operations.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“Statement No. 141(R)”), which requires that identifiable assets, liabilities, noncontrolling interests and goodwill, acquired in a business combination, be recorded at full fair value.  The provisions of Statement No. 141(R) are effective as of the beginning of the Company’s 2009 fiscal year. The Company is assessing the impact of adopting Statement No. 141(R) on its financial position and results of operations.

2) MERGERS AND ACQUISITIONS

Merger

Effective July 1, 2005, the Company and Great Lakes completed an all-stock merger transaction (the “Merger”).  In accordance with the terms of the agreement, Great Lakes shareholders received 2.2 shares of the Company’s common stock for each share of Great Lakes common stock resulting in the issuance of approximately 116.1 million shares, which is net of 11.5 million treasury shares, of the Company’s common stock with a fair value of approximately $1.9 billion. The fair value is based on a fair value per common share of $14.52, which represents the average of the closing prices on March 9, 2005, the date the terms of the agreement were agreed to and announced, and the two days before and after that date.  The Company has also exchanged all of the outstanding vested and unvested Great Lakes stock options for 8.1 million of fully vested stock options of the Company, valued at $36 million.  The total purchase price, including the value of the common stock and stock options issued, was $1.9 billion. In addition, vesting was accelerated for substantially all of the outstanding unvested restricted share units of Great Lakes.  As a result of the Merger, the Company obtained a 100% equity interest in Great Lakes.

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

(In millions)
Cash and cash equivalents	$126
Accounts receivable	347
Inventories	372
Other current assets	86
Property, plant and equipment	573
Cost in excess of acquired net assets (goodwill)	922
In-process research and development	73
Other intangible assets	518
Other assets	103
Short-term borrowings	(30)
Accounts payable	(170)
Accrued expenses	(275)
Income taxes payable	(69)
Long-term debt	(454)
Pension and post-retirement health care benefits	(129)
Other liabilities	(271)
Treasury stock	167
Total purchase price	$1,889

In-process research and development of $73 million had no future alternate use and was written off to operations during 2005.

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

The pro forma unaudited results of operations for the year ended December 31, 2005 are as follows:

(In millions, except per share data)	2005
Net sales	$3,898

Loss from continuing operations (a)	$(148)

Net loss (a)	$(153)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.63)

Net loss	$(0.65)

Weighted average shares outstanding – basic and diluted	235.9

(a)          The 2005 pro forma loss from continuing operations includes a charge for the write-off of in-process research and development expenses of $73 ($73 net of tax), and a charge for the impact on cost of products sold of the fair value adjustment to inventory of $37 ($27 net of tax).

The pro forma adjustments included in the loss from continuing operations and in net earnings (loss) above are summarized as follows:

(In millions)	2005
Reduction in pension expense (1)	$2
Reduction in interest expense (2)	4
Depreciation (3)	5
Amortization (4)	(9)
Reversal merger costs (5)	138
Pro forma adjustments - gross	$140

Pro forma adjustments - net of tax	$113

(1)

Pension - represents a reduction in pension expense, principally due to the elimination of the impact of amortization of historical gains and losses from Great Lakes’ historical net periodic benefit cost.

(2)	Interest - represents that impact on interest expense of amortization of the fair value adjustment to Great Lakes’ long term debt.
(3)	Depreciation - represents the impact on depreciation expense of the fair value adjustment and change in the remaining useful lives of Great Lakes’ property, plant and equipment.
(4)	Amortization - represents the impact on amortization expense of the fair value adjustment and change in remaining useful life of Great Lakes’ intangible assets.
(5)	Merger Costs - represents the reversal of merger-related expenses incurred by Great Lakes and recognized in their pre-merger operating results.

As a result of the Merger, the Company recorded charges for costs directly related to the Merger as a component of operating profit (loss).  The related reserve activity is summarized as follows:

(In millions)	Severance and Related Costs (a)	Merger Integration Costs (b)	Total
2005 merger costs	$9	$36	$45
Cash payments	(5)	(23)	(28)
Balance at December 31, 2005	4	13	17
2006 merger costs	—	17	17
Cash payments	(3)	(30)	(33)
Balance at December 31, 2006	1	—	1
Cash payments	(1)	—	(1)
Balance at December 31, 2007	$—	$—	$—

(a) Includes severance relating to former Crompton personnel only.

(b) Includes primarily consulting costs related to the integration of Crompton and Great Lakes.

The above merger related reserves are included in accrued expenses on the Company’s consolidated balance sheet at 2006.

Acquisitions

GLCC Laurel, LLC

On March 12, 2008, the Company purchased the remaining 50% outstanding shares of GLCC Laurel, LLC.

Baxenden

On February 29, 2008, the Company purchased the remaining 46.5% outstanding shares of Baxenden Chemicals Limited.

Kaufman

On January 31, 2007, the Company completed the acquisition of the stock of Kaufman Holdings Corporation (“Kaufman”) for $160 million plus an additional $5 million for working capital adjustments and transaction costs.  Additionally, a deferred payment of $5 million will be paid to the sellers on the second anniversary of the closing date, subject to any indemnification claims.

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

The total Kaufman purchase price of $170 million includes $61 million of goodwill, $58 million of intangible assets, $45 million of net working capital, $42 million of property, plant and equipment, $2 million of other assets offset by $38 million of other long-term liabilities.

Kaufman reported net sales of $205 million in 2006.  The Kaufman acquisition compliments the Company’s existing Performance Specialties segment offering related products in key customer areas, providing the opportunity to strengthen alliances with major suppliers, and offering potential distribution synergies.

Trace Chemicals

On March 24, 2006, the Company acquired the Trace Chemicals business from Bayer CropScience LP.  Trace Chemicals is a leader in farmer-applied seed treatments in markets serving the United States.  The acquisition will serve to enhance the Company’s offerings in the Crop Protection business.  The cash paid for this acquisition was $7 million and the assets acquired included inventory, property, plant and equipment and intangible assets.

3) DIVESTITURES

Discontinued Operations

The Company has classified the following transactions as discontinued operations in the consolidated statements of operations for all periods presented in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  In accordance with EITF 03-13, the Company determined the cash flows associated with the continuation of activities are deemed indirect and the Company evaluated whether it had significant continued involvement in the operations of the disposed businesses.  Accordingly, the Company did not deem its involvement with the disposed businesses subsequent to sale to be significant.

Discontinued operations activity is as follows:

	2007				2006				2005
(In millions)	Net Sales	Pre-tax Earnings from Discontinued Operations	Income Tax Expense	Earnings from Discontinued Operations	Net Sales	Pre-tax Earning from Discontinued Operations	Income Tax Expense	Earnings from Discontinued Operations	Net Sales	Pre-tax Earnings from Discontinued Operations	Income Tax Expense	Earnings from Discontinued Operations
Fluorine	$49	$14	$(5)	$9	$56	$8	$(3)	$5	$27	$1	$(1)	$—
Optical Monomers	31	3	—	3	35	4	(1)	3	16	2	(1)	1
EPDM	99	8	(3)	5	174	18	(6)	12	205	44	(15)	29
OrganoSilicones	—	2	(1)	1	—	—	—	—	—	—	—	—
Refined Products	—	—	—	—	—	—	—	—	136	4	(1)	3
Total	$179	$27	$(9)	$18	$265	$30	$(10)	$20	$384	$51	$(18)	$33

Fluorine Divestiture

On December 14, 2007, the Company signed an Asset Purchase Agreement for the sale of its fluorine business located at its El Dorado, Arkansas site. The transaction closed on January 31, 2008. At December 31, 2007 the fluorine business assets principally consist of inventory ($7 million), property, plant and equipment ($9 million), and patents and intangibles ($12 million).

Optical Monomers Divestiture

On October 31, 2007, the Company completed the sale of its optical monomers business, which includes its Ravenna, Italy manufacturing facility, for cash proceeds of $24 million.  The Company reported a net of tax loss of $1 million (a loss of $2 million related to the sale of its optical monomers business in discontinued operations and a gain of $1 million related to the sale of certain antioxidants assets in cost of goods sold).  The net assets sold include $8 million of accounts receivable, $9 million of inventories, $5 million of intangible assets, $5 million of assets at the Company’s manufacturing facilities and $2 million of current liabilities.

EPDM Divestiture

On June 29, 2007, the Company completed the sale of its EPDM business, the Celogen® foaming agents product line related to rubber chemicals, and its Geismar, Louisiana facilities for cash proceeds of $137 million, plus $16 million in promissory notes paid in installments between closing and September 30, 2007. The Company reported a net of tax gain of $8 million (a gain of $23 million related to the sale of the EPDM business in discontinued operations and a loss of $15 million related to the sale of foaming agents in loss on sale of businesses). The assets sold include $23 million of accounts receivable, $36 million of inventories and $63 million of assets at the Company’s manufacturing facilities.  In connection with this sale, the Company and Lion entered into certain transitional service and supply agreements for periods initially ranging from 90 days to six months which may be extended at the mutual consent of both parties. Since June 30, 2007, the Company does not have any continuing involvement in the EPDM business. The Company continues to manufacture and market its remaining rubber chemicals product lines.

Refined Products

On June 24, 2005, the Company sold certain assets and assigned certain liabilities of its Refined Products business to Sun Capital Partners Group, Inc. (“Sun”) for $80 million.  The consideration that the Company received was subject to adjustment based on the change in certain transferred assets and liabilities of the Refined Products business through the closing date and for retained accounts receivable and accounts payable, which resulted in a reduction to the proceeds received by $30 million.  The Company also prepaid approximately $7 million of the manufacturing costs for certain petroleum additives products that will be manufactured for the Company by Sun. During the second quarter of 2005, the Company recognized a loss on the transaction of $28 million (net of an income tax benefit of $14 million).  During the fourth quarter of 2005, the Company recognized a gain of $28 million primarily due to the elimination of the cumulative currency translation adjustment resulting from the liquidation of a foreign subsidiary engaged in the Refined Products business.  Overall, the transaction did not have a material impact on the Company’s earnings for the year ended December 31, 2005.

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

The Company has classified the following transactions as discontinued operations in the consolidated statements of operations for all periods presented in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Under Statement No. 144, the cash flows associated with the continuation of activities are deemed indirect; and therefore, the Company evaluated significant continued involvement in the operations of the disposed businesses. The Company determined that (a) the Company does not have the ability to significantly influence the operating and financial policies of Sun, nor does it have any authority or interest in any of the components of the revenue or profit generating aspects of the refined products business; (b) under the terms of the sale agreement, the Company is prohibited from competing with Sun in the refined products business; (c) the Company’s rights are limited to oversight rights related to monitoring the manufacture of products to protect the interests of its petroleum additives business, a right that is not uncommon in similar arm’s-length arrangements; and (d) the Company can migrate its supply requirements to other manufacturers.  Accordingly, the Company did not deem its involvement with Sun subsequent to sale to be significant.

OrganoSilicones

On July 31, 2003, the Company sold certain assets and assigned certain liabilities of its OrganoSilicones business unit to the Specialty Materials division of General Electric Company (“GE”) and acquired GE’s Specialty Chemicals business.  As a result of this transaction, the Company was to receive quarterly earn-out payments through December of 2006 based on the minimum required payments and additional payments contingent on the combined performance of GE’s existing Silicones business and the OrganoSilicones business that GE acquired from the Company through September of 2006. The total of such earn-out proceeds was for a minimum of $105 million and a maximum of $250 million, of which the Company received a total of $175 million over the term of the agreement ($9 million in 2007, $54 million in 2006, $63 million in 2005, $40 million in 2004 and $9 million in 2003).  The minimum earn-out of $105 million was accrued as part of the gain on the sale of the business in 2003.

As a result of the expiration of the performance contingency on September 30, 2006 and the expiration of the earn-out period, the total cumulative additional expected contingent earn-out of $67 million ($46 million, net of taxes) was recognized as a gain on the sale of discontinued operations for the year ended December 31, 2006 in the consolidated statement of operations.  Included in this amount was a receivable of $6 million related to the contingent payout received in 2007, which was recorded in other current assets in the consolidated balance sheet at December 31, 2006.  During the first quarter of 2007, the Company received its final earn-out payment from GE of $9 million.  As a result, the Company recorded a gain on sale of discontinued operations of $3 million ($2 million, net of taxes) for the year ended December 31, 2007 in the consolidated statement of operations. During 2007, the Company also recorded earnings from discontinued operations of $2 million ($1 million, net of taxes) for adjustments related to the sale of the OrganoSilicones business.

Other Dispositions

Oleochemicals

On February 29, 2008, the Company completed the sale of its oleochemicals business.  The oleochemicals business had revenue of approximately $175 million in 2007.

Marshall

On July 31, 2007, the Company completed the sale of its organic peroxides business located at the Company’s Marshall, Texas facility. As a result, the Company recorded a pre-tax asset impairment charge of $3 million in the quarter ended June 30, 2007, to reduce the carrying value of the property, plant and equipment to be sold to its estimated fair value prior to the sale.  This sale transaction did not have a material impact on the Company’s earnings, financial position or cash flows.

West Lafayette

On June 23, 2006, the Company sold a significant portion of the real estate of the former Great Lakes offices in West Lafayette, Indiana for net proceeds of $6 million, representing gross proceeds of $7 million less costs incurred to complete this transaction of $1 million.  Upon signing a definitive agreement in March 2006, the Company classified the net book value of these assets of $7 million as assets held for sale and at that time ceased depreciating these assets.  During the second quarter of 2006, the assets were revalued to $6 million reflecting the adjusted fair value under purchase accounting for the Merger. Thus, there was no gain or loss on this transaction.

Industrial Water Additives

On May 12, 2006, the Company sold its Industrial Water Additives (“IWA”) business, which was acquired in the Merger, to BWA Water Additives (“BWA”), a subsidiary of Close Brothers Private Equity located in the United Kingdom.  The Company received cash proceeds of $85 million, less a $10 million adjustment for retained accounts receivable and accounts payable.  The pre-tax loss on the sale of $12 million was recorded during the second quarter of 2006 and is included within (gain) loss on sale of businesses, net in the accompanying consolidated statement of operations for the year ended December 31, 2006.  The assets sold of $81 million consisted primarily of the dedicated intellectual property rights used to produce IWA products at the Company’s Trafford Park, United Kingdom and Adrian, Michigan facilities, inventories, office and lab equipment, and the Company’s shares in Biolab Gulf GmbH, which is a holding company that owns a 49% interest in the Company’s Biolab Arabia joint venture, located in Saudi Arabia, a previously consolidated entity. The Company retained the Liquibrom product line which was previously included within the IWA business unit.  Transaction costs and other charges amounted to approximately $6 million.

Included in the net assets sold are $34 million of allocated goodwill related to the portion of the IWA business unit that was sold, $33 million related to net intangible assets, primarily technology, brands and customer relationships, and finished goods inventory of $12 million.

In connection with this sale, the Company entered into several ancillary agreements, including two supply agreements, a distribution agreement, and a transitional service agreement.

The fully-dedicated manufacturing assets of the IWA business located in Trafford Park, United Kingdom and Adrian, Michigan that the Company continues to own will be utilized by the Company solely to supply certain finished product to BWA for a period of no less than two years. Based upon the Company’s current operations, these assets will have limited use or salvage value, if any, after such transition period. As a result, based upon an undiscounted cash-flow analysis including an estimate of salvage value, these assets were determined to be impaired (not recoverable) as the carrying value of the assets was greater than the expected cash flows from the assets. Therefore, during the second quarter of 2006, the Company recorded an impairment charge of $6 million to write-down such assets to fair value. Fair value was determined based upon estimated discounted cash flows directly related to the assets, including an estimate of salvage value.

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

Davis Standard

On March 31, 2005, the Company entered into an agreement with Hamilton Robinson LLC, a private equity firm, to form a venture (Davis-Standard LLC), which would combine the Company’s Polymer Processing Equipment business and Hamilton Robinson’s Black Clawson Converting Machinery Company.  The transaction closed on April 29, 2005 and resulted in the Company acquiring a 61.24% non-controlling interest in Davis-Standard LLC.  In accordance with EITF 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”, the Company is not consolidating the financial statements of Davis-Standard LLC because the holder of the minority interest in Davis-Standard LLC effectively exercises control over the operations of the business through its majority voting rights. As of the closing date, the Company deconsolidated approximately $137 million of assets and $63 million of liabilities of the Polymer Processing Equipment business. The investment is recorded in other assets with no significant gain or loss recognized on the transaction. The Company accounted for its investment in Davis-Standard LLC under the equity method and recorded its proportionate share of the venture’s results of operations. The Company recorded $6 million of income in 2006 in other expense, net in its consolidated statements of operations for its share of the venture’s earnings.  The carrying amount of the Company’s investment in Davis-Standard LLC was $75 million at December 31, 2005.

On October 30, 2006, the Company sold its interest in Davis-Standard LLC for aggregate proceeds of $69 million, of which $60 million of cash was received as of December 31, 2006.  The remaining amounts were set up as receivables, of which $4 million is included in other current assets and $4 million is included in other assets in the consolidated balance sheet at December 31, 2006.  During 2007, the Company received $6 million of proceeds related to these receivables and had a remaining receivable balance of $2 million in other current assets on its consolidated balance sheet at December 31, 2007.

Subsequent to September 30, 2006 and prior to the sale, the Company received approximately $13 million in cash distributions.  The Company recognized a pretax gain of $6 million on the transaction, which is included in other expense, net in its consolidated statement of operations for the year ended December 31, 2006.

4) RESTRUCTURING ACTIVITIES

During 2007, the Company commenced a world-wide restructuring program to improve performance and growth, which is comprised of several components:

•                  On April 4, 2007, the Company announced the realignment of its business segments, streamlining of the organization, reevaluation of its manufacturing footprint and the redirection of efforts to focus on end-use markets.  In June 2007, the Company identified more than 600 position reductions and approved several locations for closure.  As a result of these actions, the Company recorded pre-tax charges primarily for severance totaling $28 million in 2007 to facility closures, severance and related costs in the consolidated statement of operations, of which $3 million was recorded in the fourth quarter, $3 million in the third quarter, $20 million in the second quarter and $2 million in the first quarter of 2007.  The Company is continuing to evaluate its workforce and operating facilities and additional restructuring charges may result in 2008.

•                  On June 4, 2007, the Company formally announced its plan to close the antioxidant facilities at Pedrengo and Ravenna, Italy, and two intermediate chemical product lines at Catenoy, France.  The actions, which are in addition to the restructuring plan announced on April 4, 2007, impact approximately 190 employees.  The Company recorded pre-tax charges of $49 million during 2007 ($33 million of accelerated depreciation was recorded to depreciation and amortization expense; $11 million primarily for severance was recorded to facility closures, severance and related costs; $4 million asset impairment charge was recorded to impairment of long-lived assets and $1 million of accelerated asset retirement obligations were recognized in cost of products sold).  Of these charges, $1 million was recorded in the fourth quarter, $5 million in the third quarter, $32 million in the second quarter and $11 million in the first quarter of 2007.

In 2006, the Company implemented a cost savings initiative to support its continuing efforts to become more efficient and reduce costs.  As a result, the Company recorded pre-tax charges primarily for severance totaling $11 million in 2006, to facility closures, severance and related costs in the consolidated statement of operations.  Additionally, the Company recorded pre-tax charges of $7 million for accelerated depreciation to depreciation and amortization expense and $4 million for accelerated asset impairment obligations to cost of products sold in 2006 related to its restructuring initiatives.  In 2007, the Company recorded an additional $1 million of pre-tax charges for severance related to its 2006 program.

As result of the activity based restructuring initiative implemented in 2004, the Company recorded pre-tax charges totaling $24 million in 2005, of which $20 million related to unrecoverable future lease costs and asset write-offs related to the closure of the Company’s former research and development facility in Tarrytown, NY.  During both 2007 and 2006, the Company recorded pre-tax credits of $4 million, primarily to adjust the reserve for unrecoverable future lease costs at the Tarrytown, NY facility and for other reserves no longer deemed necessary.

A summary of the charges and adjustments related to these restructuring programs is as follows:

(In millions)	Severance and Related Costs	Asset Write—offs	Other Facility Closure Costs	Total
Balance at January 1, 2005	$43	$—	$3	$46
2005 charge	3	4	17	24
Cash payments	—	—	(4)	(4)
Non—cash charges and accretion	(37)	$(4)	—	(41)
Balance at December 31, 2005	9	—	16	25
2006 charge (credit)	10		(3)	7
Cash payments	(10)		(4)	(14)
Non—cash charges and accretion	—		1	1
Balance at December 31, 2006	9		10	19
2007 charge (credit)	37		(1)	36
Cash payments	(24)		(3)	(27)
Non—cash charges and accretion	1		—	1
Balance at December 31, 2007	$23		$6	$29

Additionally, during the first quarter of 2006, the Company recorded a pre-tax credit of $1 million to adjust certain reserves related to the 1998 closure of its Painesville, Ohio facility.

During the first quarter of 2005, the Company acquired the remaining 50 percent interest from its joint venture partner and as a result accounts for Enenco as a wholly-owned subsidiary of the Company.  This transaction resulted in a pre-tax credit to facility closures, severance and related costs during of 2005 of $2 million due to recoveries from the joint venture partner, adjustments to third party accruals and adjustments to decommissioning and demolition reserves.

At December 31, 2007, $27 million of the above reserves was included in accrued expenses and $2 million was included in other liabilities on the consolidated balance sheet.  At December 31, 2006, $13 million was included in accrued expenses and $6 million was included in other liabilities.

5) ASSET IMPAIRMENTS

During 2007, in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recorded pre-tax charges totaling $19 million as an impairment of long-lived assets in the consolidated statement of operations, which includes the following items:

•                  In the second quarter, the Company recorded an impairment charge of $3 million to reduce the carrying value of the property, plant and equipment to be sold to its estimated fair value related to its organic peroxides business located at the Company’s Marshall, Texas facility.  Such sale was completed on July 31, 2007 (see Note 3 - Divestitures for further details).

•                  In the second quarter, the Company recorded an impairment charge of $4 million related to the write-off of construction in progress at certain facilities affected by the restructuring program announced on June 4, 2007 (see Note 4 – Restructuring Activities for further details).

•                  In the third quarter, the Company recorded an impairment charge of $9 million, related to the reduction in the value of certain assets at the Company’s Ravenna, Italy facility, which is the result of the closure of the antioxidant facility at this site and the plan to sell the remaining assets at this site as part of the sale of the optical monomers business that was announced in October 2007.

•                  In the fourth quarter, the Company recorded an impairment charge of $3 million related to the write-off of construction in progress costs associated with software that will no longer be utilized as a result of the Company’s plan to consolidate its multiple ERP systems onto a single SAP platform.

During 2006, the Company recorded pre-tax charges totaling $80 million as an impairment of long-lived assets in the consolidated statement of operations, which includes the following components:

•                  In the third quarter, the Company determined that a significant customer would not renew its contract with the Fluorine business effective December 31, 2006.  As a result of the projected loss of revenue resulting from the loss of this customer, the Company reviewed the recoverability of the long-lived assets of the Fluorine business in accordance with FASB Statement No. 144 based on the revised cash flow projections of the business.  As a result, the Company recorded an impairment charge of $23 million to write-down the value of property, plant and equipment, net by $8 million and intangible assets, net by $15 million.

•                  In the third quarter, the Company also recorded an impairment charge of $52 million related to the Fluorine business, which resulted from the Company’s annual goodwill impairment review (see Note 9 - Goodwill and Intangible Assets for further details).

•                  In the second quarter, the Company recorded an impairment charge of $5 million to write-down the value of the retained long-lived assets of the IWA business (see Note 3 - Divestitures for further details).

6) ACCOUNTS RECEIVABLE PROGRAMS

In March 2006, the Company amended its domestic accounts receivable securitization program to provide three years of funding for up to $275 million of domestic receivables to agent banks.  In September 2006, the Company expanded its domestic accounts receivable program to provide that up to $100 million of the consideration payable to the Company may be in the form of letters of credit issued to the Company or its designees. At December 31, 2007, $119 million of domestic accounts receivable had been sold under this program at an average cost of approximately 5.77%.  At December 31, 2006, $140 million of domestic accounts receivable had been sold under this program at an average cost of approximately 5.76%.  In addition, the Company’s European subsidiaries have a separate program to sell up to approximately $225 million of their eligible accounts receivable to agent banks.  At December 31, 2007, $120 million of international accounts receivable have been sold at an average cost of approximately 7.46%.  At December 31, 2006, $139 million of international accounts receivable had been sold at an average cost of approximately 7.14%.  The total costs associated with these programs of $21 million, $15 million and $11 million for the three years ended December 31, 2007, 2006 and 2005, respectively, are included in other expense, net in the consolidated statements of operations.

Under the domestic program, certain subsidiaries of the Company sell their accounts receivable to a special purpose entity (“SPE”) that has been created as a separate legal entity for the purpose of acquiring such receivables and selling an undivided interest therein to agent banks. In accordance with the domestic sale agreement, the agent banks purchase an undivided ownership interest in the accounts receivable owned by the SPE. The amount of such undivided ownership interest will vary based on the level of eligible accounts receivable as defined in the agreement. In addition, the agent banks retain a security interest in all of the receivables owned by the SPE, which was $163 million and $143 million as of December 31, 2007 and 2006, respectively. The balance of the unsold receivables owned by the SPE is included in accounts receivable on the consolidated balance sheet. Under the international program, certain foreign subsidiaries of the Company sell eligible accounts receivable directly to agent banks. During the period, the Company had an obligation to service the accounts receivable sold under its domestic and international programs.  The Company has treated the transfer of receivables under its domestic and international receivable programs as a sale of accounts receivable.

7) INVENTORIES

(In millions)	2007	2006
Finished goods	$437	$457
Work in process	48	37
Raw materials and supplies	191	166
	$676	$660

Included in the above net inventory balances are inventory obsolescence reserves of approximately $40 million and $53 million at December 31, 2007 and 2006, respectively.

8) PROPERTY, PLANT AND EQUIPMENT

(In millions)	2007	2006
Land and improvements	$97	$76
Buildings and improvements	307	308
Machinery and equipment	1,299	1,528
Information systems equipment	181	164
Furniture, fixtures and other	68	47
Construction in progress	87	84
	2,039	2,207
Less accumulated depreciation	1,007	1,060
	$1,032	$1,147

Depreciation expense from continuing operations amounted to $229 million, $163 million and $122 million for 2007, 2006 and 2005, respectively.  Depreciation expense from continuing operations includes accelerated depreciation of certain fixed assets associated with the Company’s restructuring programs and divestment activities of $70 million and $18 million for 2007 and 2006, respectively.

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

Goodwill by reportable segment is as follows:

(In millions)	December 31, 2006	Kaufman Acquisition	Adoption of FIN 48	Tax Adjustments	Sale of EPDM	Foreign Currency Translation/ Other	December 31, 2007
Polymer Additives	$460	$—	$(3)	$(21)	$—	$51	$487
Performance Specialties	104	61	—	2	—	13	180
Consumer Products	554	—	(5)	—	—	35	584
Crop Protection	57	—	—	—	—	—	57
Other	2	—	—	—	(2)	1	1
	$1,177	$61	$(8)	$(19)	$(2)	$100	$1,309

(In millions)	January 1, 2006	Great Lakes Merger	IWA Sale	Tax Adjustments	Fluorine Impairment	Foreign Currency Translation/ Other	December 31, 2006
Polymer Additives	$427	$45	$–	$(23)	$–	$11	$460
Performance Specialties	97	15	–	(9)	–	1	104
Consumer Products	557	(8)	–	–	–	5	554
Crop Protection	56	–	–	–	–	1	57
Other	74	20	(34)	–	(52)	(6)	2
	$1,211	$72	$(34)	$(32)	$(52)	$12	$1,177

During 2007, goodwill increased $132 million due primarily to the Kaufman acquisition on January 31, 2007 and foreign currency translation.  During 2006, goodwill decreased $34 million due primarily to a goodwill impairment charge in the fluorine business, a write-off resulting from the sale of IWA and tax adjustments related to the Witco acquisition, partially offset by purchase accounting adjustments related to the Great Lakes merger and favorable foreign currency.  The amount of the goodwill impairment charge was determined based on an estimate of the fair value of the fluorine business.  The projected loss of revenue of the fluorine business, resulting from the loss of a customer, was a significant consideration in the determination that the carrying value of fluorine goodwill was impaired.

The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” as of July 31, or sooner, if events occur or circumstances change that could reduce the value of a reporting unit below its carrying value.  The Company completed its annual goodwill impairment test for 2007 and concluded that no goodwill impairment exists for any of its reporting units as of July 31, 2007.  In 2006 the Company recorded a goodwill impairment charge of $52 million related to the fluorine business (See Note 5 – Asset Impairments).

The Company’s intangible assets (excluding goodwill) are comprised of the following:

	2007			2006
(In millions)	Gross Cost	Accumulated Amortization	Net Intangibles	Gross Cost	Accumulated Amortization	Net Intangibles
Patents	$143	$(44)	$99	$141	$(37)	$104
Trademarks	330	(65)	265	311	(50)	261
Customer relationships	164	(29)	135	140	(20)	120
Production rights	45	(11)	34	45	(6)	39
Other	91	(39)	52	60	(33)	27
	$773	$(188)	$585	$697	$(146)	$551

The increase in gross intangible assets since December 31, 2006 is primarily due to the acquisition of Kaufman on January 31, 2007.

Purchase accounting fair value adjustments of equity investments resulting from the merger with Great Lakes are included in other assets in the consolidated balance sheets.  Amortization expense related to these equity investments is included in amortization expense from continuing operations.  Amortization of equity investments amounted to $2 million and $3 million for fiscal year 2007 and 2006, respectively. There is no amortization related to these items in 2005.

Amortization expense from continuing operations related to intangible assets including equity investments amounted to $40 million in 2007, $42 million in 2006 and $28 million in 2005.  The increase in amortization expense in 2007 and 2006 was primarily due to the addition of intangibles resulting from the merger with Great Lakes.  Estimated amortization expense of intangible assets including equity investments for the next five fiscal years is as follows: $40 million (2008), $39 million (2009), $38 million (2010), $36 million (2011) and $32 million (2012).

10) LEASES

At December 31, 2007, minimum rental commitments, primarily for buildings, land and equipment, under non-cancelable operating leases, net of sublease income, amounted to $30 million (2008), $24 million (2009), $20 million (2010), $15 million (2011), $13 million (2012), $53 million (2013 and thereafter) and $155 million in the aggregate.  Sublease income is not significant in future periods.  Rental expenses under operating leases were $34 million (2007), $38 million (2006) and $26 million (2005), net of sublease income of $10 million (2007), $7 million (2006) and $6 million (2005).

Future minimum lease payments under capital leases at December 31, 2007 were not significant.

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

11) DEBT

The Company’s long-term debt instruments are recorded at face value, net of unamortized discounts or premiums.  Such discounts or premiums will be amortized to interest expense over the life of the related debt instruments.  The Company’s long-term debt is summarized as follows:

Long-Term Debt

(In millions)	2007	2006
6.875% Notes due 2016, net of unamortized discount of $2 million in 2007 and $3 million in 2006, with an effective interest rate of 6.93% in 2007 and 6.92% in 2006	$498	$497
7% Notes due 2009, net of unamortized premium of $12 million in 2007 and $20 million in 2006, with an effective interest rate of 5.13% in 2007 and 5.22% in 2006	412	420
6.875% Debentures due 2026, net of unamortized discount of $25 million in 2007 and $24 million in 2006, with an effective interest rate of 7.23% in 2007 and 2006	125	126
Other	23	20
	$1,058	$1,063

In July 2006, the Company completed the redemption of the remaining $159 million of its outstanding 9.875% Senior Notes due 2012 (“2012 Notes”), which was funded through borrowings under the Company’s Credit Facility, the uncommitted working capital facilities and available cash.  The purchase price to tender the 2012 Notes was $1,123.87 per $1,000 principal amount.  As a result of the tender, the Company recorded a pre-tax loss on early extinguishment of debt of $24 million during 2006.  The loss includes a premium of $20 million and the write-off of unamortized deferred costs of $4 million.

On May 24, 2006, the Company completed a tender offer to repurchase the remaining $165 million of its outstanding Senior Floating Rate Notes due 2010 (“2010 Notes”).  The purchase price to tender the 2010 Notes was $1,095.83 per $1,000 in principal amount.  As a result of the tender, the Company recorded a pre-tax loss on early extinguishment of debt of $20 million during 2006.  The loss included a premium of $16 million and the write-off of unamortized deferred costs of $4 million.

On April 19, 2006, the Company and certain of its consolidated subsidiaries entered into an underwriting agreement with several financial institutions for the sale by the Company of $500 million aggregate principal amount of 6.875% Senior Notes due 2016 (“2016 Notes”). The offering was made under the Company’s shelf registration statement on Form S-3 filed with the Securities and Exchange Commission on April 19, 2006 and by a prospectus supplement dated April 19, 2006. The underwriters purchased the 2016 Notes from the Company at 98.452% (a 6.95% effective rate) of their principal amount, plus accrued interest from April 24, 2006. The offering closed on April 24, 2006 and the Company received net proceeds from the offering of $492 million after expenses. The proceeds were utilized to repay the outstanding balance on the Company’s revolving credit facility of $364 million, the outstanding balance on uncommitted lines of credit of $50 million and to reduce receivables sold under the domestic receivable securitization programs of $60 million, with the remaining proceeds used for general corporate purposes.  At any time prior to the maturity date of the notes, the Company may, at its option, redeem all or any portion of the notes at the make-whole redemption price required by the individual Indenture agreements.  If the Company experiences specific kinds of changes in control, the Company must offer to repurchase all or part of the notes.

On December 29, 2005, the Company completed a tender offer to repurchase $216 million of its outstanding $375 million aggregate principal amount of 9.875% Senior Notes due 2012 and $60 million of its outstanding $225 million aggregate principal amount of Senior Floating Rate Notes due 2010 (collectively the “Senior Notes”).  The purchase price to tender $216 million of the 9.875% Senior Notes was $1,142.59 per $1,000 principal amount and the purchase price to tender $60 million of the Senior Floating Rate Notes was $1,107.94 per $1,000 principal amount.  Both of the foregoing purchase prices include an early tender payment of $20 per $1,000 principal amount of Senior Notes tendered.  As a result of the tendering of the Senior Notes, the Company recorded a loss on early extinguishment of debt of $47 million during the fourth quarter of 2005.  The loss includes the premiums to repurchase the Senior Notes of $37 million, the write-off of the unamortized discount and deferred costs related to the Senior Notes of $8 million and fees related to the tendering of the Senior Notes of $2 million.  In addition, the Company paid $11 million of accrued and unpaid interest on validly tendered Senior Notes.

On September 6, 2005, the Company retired its outstanding $110 million aggregate principal amount of 7.75% bonds due in 2023.  As a result of the retirement of the $110 million 7.75% bonds, the Company recorded a loss on early extinguishment of debt of $5 million.  The loss included premiums to redeem bonds of $3 million, the write-off of debt issuance costs of $1 million and the write-off of unamortized discount of $1 million.

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

Credit Facilities

The Company has an available credit facility of $750 million.  There were no borrowings under the credit facility at December 31, 2007 and 2006.  Borrowings under the credit facility bear interest at the EURIBO Rate (as defined in the credit agreement governing the credit facility) plus a margin ranging from 0% to 1.6%.  A facility fee is payable on unused commitments at a rate ranging from 0.125% to 0.4%.  The credit facility is guaranteed by certain domestic subsidiaries of the Company (the “Subsidiary Guarantors”).  As a result of the May 2007 rating agency downgrade of the long-term senior unsecured debt to Ba2 by Moody’s Investors Services, the Company and the domestic Subsidiary Guarantors were required to provide security interest in the stock of their first tier subsidiaries and other equity interests (limited to 66% of the voting stock of first-tier foreign subsidiaries) pursuant to a covenant in the Company’s credit facility.  Additionally, under the terms of the indentures for the 7% Notes due 2009, 6.875% Notes due 2016 and the 6.875% Debentures (the “Notes”), the Company would be required to grant security interest in assets on an equal and ratable basis if certain secured debt thresholds are exceeded.  The Company amended its Pledge Agreement, dated July 31, 2007, such that no borrowings under the Credit Facility would require that these Notes become secured.  The Company’s credit rating at December 31, 2007 is BB+ (Stable) by Standard and Poors and Ba2 (Stable) by Moody’s Investors Services, Inc.

In July 2006, the Company obtained a $50 million uncommitted working capital facility due on July 31, 2007. The borrowings were repaid under these agreements prior to maturity.  In May 2006, the Company obtained a $25 million uncommitted working capital facility due on August 31, 2008.  There were no borrowings under this agreement at December 31, 2007.

The Company also has arrangements with various banks for lines of credit for its international subsidiaries aggregating to $34 million in 2007 and $36 million in 2006, of which $4 million (at 5.6%) and $6 million (at 5.0%) were outstanding at December 31, 2007 and 2006, respectively.

Debt Covenants

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

In February 2007, amendments were made to the interest coverage ratio and leverage ratio for the quarterly periods March 31, 2007 through September 30, 2007, subject to being reset following the sale of the EPDM business.  In May 2007, further amendments were made to the Credit Agreement, after the rating agency downgrade, to permit the sale of certain non-core businesses.  On July 31, 2007, the Company entered into an amendment to its Credit Agreement that generally increased covenant levels for a series of events including: accounts receivable securitization; liens; investments; asset sales and the debt ceiling before security is required to be granted.  On November 5, 2007 the Company entered into a further amendment of its Credit Facility that reduced the interest coverage ratio for the periods ending September 30, 2007 and December 31, 2007.  The amendment provides the Company the flexibility to complete its restructuring actions in these periods given lower than expected earnings in the third quarter of 2007.  The Company was in compliance with the covenants of its various debt agreements at December 31, 2007. On March 7, 2008, the Company received a waiver by its Credit Facility lender extending the period in which it is required to deliver its annual audit report for the year of 2007 from 10 to 15 days after the date by which it was initially required to file its Form 10-K with the Securities and Exchange Commission.

As a result of the May 2007 rating agency downgrade of the long-term senior unsecured debt to Ba2 by Moody’s Investors Services, the Company and the Domestic Subsidiary Guarantors were required to provide security interest in the stock of their first tier subsidiaries and other equity interests (limited to 66% of the voting stock of first-tier foreign subsidiaries) pursuant to a covenant in the Company’s credit facility.  Additionally, under the terms of the indentures for the 7% Notes due 2009, 6.875% Notes due 2016 and the 6.875% Debentures (the “Notes”), the Company would be required to grant security interest in assets on an equal and ratable basis if certain secured debt thresholds are exceeded.  The Company amended its Pledge Agreement, dated July 31, 2007, such that no borrowings under the Credit Facility would require that these Notes become secured.  The Company’s credit rating at September 30, 2007 is BB+ (Stable) by Standard and Poors and Ba2 (Stable) by Moody’s Investors Services, Inc.

Maturities

At December 31, 2007, the scheduled maturities of long-term debt during the next five fiscal years are: 2008 - $0 million; 2009 - $402 million; 2010 - $1 million; 2011 - $0 million and 2012 - $0 million.

12) Income Taxes

The components of earnings (loss) from continuing operations before income taxes and cumulative effect of accounting change, and the income tax provision (benefit) are as follows:

(In millions)	2007	2006	2005
Pre-tax Earnings (Loss) from Continuing Operations:
Domestic	$(82)	$(279)	$(260)
Foreign	41	132	94
	$(41)	$(147)	$(166)

Income Tax Provision (Benefit):
Domestic
Current	$(6)	$(5)	$15
Deferred	(7)	88	(1)
	(13)	83	14
Foreign
Current	33	39	34
Deferred	(16)	4	1
	17	43	35
Total
Current	27	34	49
Deferred	(23)	92	—
	$4	$126	$49

The (provision) benefit for income taxes from continuing operations differs from the Federal statutory rate for the following reasons:

	2007	2006	2005
Income tax benefit at statutory rate	$14	$51	$58
Antitrust legal settlements	(4)	(15)	(5)
Foreign income tax rate differential	(1)	(4)	(3)
State income taxes, net of federal benefit	(7)	1	3
Tax audit settlements	(12)	—	5
Benefit (provision) associated with valuation allowances	1	4	(28)
Exclusions and foreign income subject to U.S. taxation	(48)	(102)	(53)
U.S. tax on foreign earnings	1	(156)	—
Nondeductible expenses	(1)	—	(5)
In-process research and development write-off	—	—	(25)
Goodwill	—	(21)	—
Income tax credits	23	119	—
Tax law changes	10	—	—
Surrender of insurance policies	(7)	—	—
Taxes attributable to prior periods	26	—	—
Other, net	1	(3)	4
Actual income tax expense	$(4)	$(126)	$(49)

Provisions have been made for deferred taxes based on differences between the financial statement and the tax basis of assets and liabilities using currently enacted tax rates and regulations. The components of the deferred tax assets and liabilities are as follows:

(In millions)	2007	2006
Deferred tax assets:
Pension and other post-retirement liabilities	$137	$168
Net operating loss carryforwards	115	179
Tax credit carryforwards	88	110
Accruals for environmental remediation	31	38
Other accruals	63	59
Inventories and other	22	26
Total deferred tax assets	456	580
Valuation allowance	(69)	(103)
Net deferred tax assets after valuation allowance	387	477
Deferred tax liabilities:
Intangibles	(121)	(135)
Property, plant and equipment	(106)	(136)
Earn-out receivable	—	(2)
Foreign earnings of subsidiaries	(188)	(192)
Financial instruments	(2)	(2)
Other	(75)	(11)
Total deferred tax liabilities	(492)	(478)
Net deferred tax liability after valuation allowance	$(105)	$(1)

Net current and non-current deferred taxes from each tax jurisdiction are included in the following accounts:

(In millions)	2007	2006
Net current deferred taxes
Other current assets	$97	$101
Other current liabilities	(4)	(37)
Net non-current deferred taxes
Other assets	19	43
Other liabilities	(217)	(108)

A valuation allowance has been provided for deferred tax assets where it is more likely than not these assets will expire before the Company is able to realize their benefit.  Valuation allowances have been provided for state income taxes, state and foreign net operating loss carryforwards (“NOL”), federal and state income tax credits and other items that may expire before realization.  While realization is not assured, management believes that it is more likely than not that the deferred tax assets, net of valuation allowance, will be realized. State and foreign NOL’s and credits expire 2008-2027, federal credits expire 2008-2027 and federal NOL’s expire 2022-2027.

The Company had valuation allowances, which were primarily related to the realization of recorded tax benefits on tax loss carryforwards and tax credit carryforwards from operations in the United States of $69 million and $103 million at December 31, 2007 and 2006, respectively.  The change in the valuation allowance of $34 million during 2007 was primarily due to realization of changes in net operating loss and tax credit carry forwards of which $33 million related to preacqusition deferred taxes and was released to goodwill.

At December 31, 2007, the Company had total federal, state, and foreign NOL carryforwards of $141 million, $709 million and $184 million, respectively.  The tax benefits of these NOL’s have been offset by state and foreign valuation allowances of $32 million and $13 million, respectively.  Approximately $3 million and $5 million of certain state and foreign NOL tax benefits would be a reduction to goodwill if subsequently utilized.  The Company also has federal and state tax credits carryforwards of $83 million and $5 million, respectively, partially offset by valuation allowances of $23 million.  Approximately $5 million of certain federal and foreign tax credit carryforward benefits would be a reduction to goodwill if subsequently realized.

At December 31, 2006, the Company had total federal, state, and foreign net operating losses (“NOL”) carryforwards of $245 million, $1,067 million and $258 million, respectively.  The tax benefits of these NOL’s have been offset by state and foreign valuation allowances of $44 million and $23 million, respectively.  Approximately $11 million and $17 million of certain state and foreign NOL tax benefits would be a reduction to goodwill if subsequently utilized.  The Company also has federal and state tax credits of $108 million and $2 million, respectively, partially offset by valuation allowances of $30 million and $1 million, respectively.  Approximately $18 million of certain federal and foreign tax credit benefits would be a reduction to goodwill if subsequently realized.

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

In October 2004, Congress enacted the American Jobs Creation Act of 2004 (the “Act”) which allowed the Company to exclude 85% of certain qualifying foreign dividends repatriated to the United States during 2004 and 2005.  The maximum amount of foreign earnings that the Company could repatriate under the Act was $732 million.  During 2005, the Company repatriated a total of $459 million of foreign earnings, of which $365 million were qualified dividends under the Act.  The Company recorded additional income tax expense of $19 million and $34 million during the third and fourth quarters of 2005, respectively attributable to the amounts repatriated during 2005.

The Company also has earnings of certain foreign subsidiaries where the Company considers these earnings to be indefinitely invested in their operations.  Undistributed earnings of foreign subsidiaries and related companies that are deemed to be indefinitely invested amounted to $676 million at December 31, 2007.  The Company also has not recognized a deferred tax liability for the difference between the book basis and tax basis of investments in the common stock of foreign subsidiaries.  Such differences relate primarily to the unremitted earnings of both Witco’s and Great Lakes’ foreign subsidiaries prior to their mergers with the Company.  The basis difference in subsidiaries of Witco, acquired on September 1, 1999, is approximately $235 million and the basis difference in subsidiaries of Great Lakes, acquired on July 1, 2005, is approximately $322 million.  Estimating the tax liability that would arise if these earnings were repatriated is not practicable at this time.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (the “Interpretation” or “FIN 48”).  The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109.  The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Interpretation is effective for fiscal years beginning after December 15, 2006.

The Company applied the provisions of the Interpretation effective January 1, 2007.  During the twelve month period ended December 31, 2007, the Company recorded an increase to its liability for unrecognized tax benefits of approximately $10 million, which relates to positions taken during the current period after adoption of FIN 48.

In accordance with FIN 48, the Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense.  Accrued interest and penalties are included within the related liability lines in the consolidated balance sheet.

The beginning and ending amount of unrecognized tax benefits reconciles as follows:

(In millions)
Balance, January 1, 2007	$56

Increases for tax positions taken during a prior period	21
Decreases for tax positions taken during a prior period	(10)
Decreases from the expiration of the statute of limitations	(1)

Balance, December 31, 2007	$66

Included in the balance of unrecognized tax benefits at January 1, 2007 and December 31, 2007 are $16 million and $17 million of tax benefits, respectively, that if recognized, would result in a decrease to goodwill recorded in purchase business combinations.

The Company recognized $4 million of interest related to unrecognized tax benefits in tax expense in its statement of operations.  The Company also recognized in its statement of financial position at January 1, 2007 and December 31, 2007 a total amount of $4 million and $8 million of interest, respectively, related to unrecognized tax benefits.

The Company and its subsidiaries file income tax returns in the U.S., various U.S. states and certain foreign jurisdictions.  With only some exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.  The tax years 2004-2006 remain open to examination by major taxing jurisdictions.

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

The Company believes it is reasonably possible that its unrecognized tax benefits may decrease approximately $17 million within the next year.  This reduction may occur due to the conclusion of examinations by tax authorities.  The Company further expects that the amount of unrecognized tax benefits will continue to change as the result of ongoing operations, the outcomes of audits, and the passing of statutes of limitations.  This change is not expected to have a significant impact on the results of operations or the financial position of the Company.

The Company adopted the provisions of FIN 48 on January 1, 2007.  The total amount of unrecognized tax benefits as of the date of adoption was $56 million.  As a result of the implementation of FIN 48, the Company recognized a $2 million decrease in the income tax payable liability for unrecognized tax benefits which was accounted for as a $6 million increase in non-current deferred tax assets and a $8 million decrease in goodwill.

13) EARNINGS (LOSS) PER COMMON SHARE

The computation of basic earnings (loss) per common share is based on the weighted-average number of common shares outstanding.  Diluted earnings (loss) per share is based on the weighted-average number of common and common share equivalents outstanding.  The computation of diluted earnings (loss) per share equals the basic calculation since common stock equivalents were antidilutive due to losses from continuing operations in each year presented.  Common stock equivalents amounted to 0.5 million in 2007, 0.8 million in 2006 and 3.4 million in 2005.  The weighted average common shares outstanding are 241.6 million, 240.5 million, and 178.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.  There was no impact during these periods for dilutive stock options or other equivalents.

The Company’s outstanding stock options of 6.3 million in 2007, 9.0 million in 2006, and 7.0 million in 2005, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore the inclusion would have been antidilutive.  These options could be dilutive if the average share price increases and is greater than the exercise price of these options.  Company performance-based restricted shares of 1.5 million in 2007, 1.4 million in 2006 and 0.4 million in 2005 were also excluded from the calculation of diluted earnings per share, because the specified performance criteria for the vesting of these shares has not yet been met.  These restricted shares could be dilutive in the future if the specified performance criteria are met.

14) CAPITAL STOCK

The Company is authorized to issue 500 million shares of $0.01 par value common stock.  There were 253.6 million and 252.3 million shares issued at December 31, 2007 and 2006, respectively, of which 11.5 million were held as treasury stock at December 31, 2007 and 2006.

The Company is authorized to issue 0.3 million shares of preferred stock without par value, none of which are outstanding.  On September 3, 1999, the Company declared a dividend distribution of one Preferred Share Purchase Right (Rights) on each outstanding share of common stock.  These Rights entitle stockholders to purchase one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $100.  The Rights are only exercisable if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer which, if successful, would result in ownership of 15% or more of the Company’s common stock.

On July 1, 2005, in connection with the merger with Great Lakes, the Company issued 127.6 million common shares and acquired 11.5 million shares of the Company’s stock owned by a former Great Lakes subsidiary, which are accounted for by the Company as treasury shares.

15) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss) is as follows:

(In millions)	2007	2006
Foreign currency translation adjustment (net of tax)	$252	$107
Unrecognized pension and other post retirement benefit costs (net of tax)	(84)	(134)
Change in fair value of derivatives (net of tax)	—	(7)
Accumulated other comprehensive income (loss)	$168	$(34)

Reclassifications from other comprehensive income (loss) to cost of products sold related to the Company’s natural gas price swap contracts aggregated to $10 million pre-tax loss, $9 million pre-tax gain and $2 million pre-tax gain during 2007, 2006 and 2005, respectively.

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

Description of the Plans

The Company has five plans that provide for the granting of stock awards to officers and key employees.  The 1988 Long-Term Incentive Plan (1988 Plan), the 1993 Stock Option Plan for Non-Employee Directors (1993 Stock Option Plan), the 1998 Long-Term Incentive Plan (1998 Plan) and the 2001 Employee Stock Option Plan (2001 Plan) were closed to all future new grants.  The 2006 Chemtura Corporation Long-Term Incentive Plan (2006 Plan) permits the grant of various forms of stock-based compensation awards, including stock options, restricted stock, stock appreciation rights and performance awards. The 2006 Plan provides for the issuance of a maximum of 10.5 million shares, of which 2.4 million have been granted.  Shares granted under the 2006 Plan pursuant to awards other than stock options and stock appreciation rights are limited to one-third of the total maximum number of shares available for award under the 2006 Plan.  Non-qualified and incentive stock options may be granted under the 2006 plan at prices equal to the fair market value of the underlying common shares on the date of the grant.  All outstanding options will expire not more than ten years from the date of the grant.

In accordance with the terms of the merger with Great Lakes, all unvested Great Lakes options as of the merger date were immediately vested and all of the outstanding options were converted into options to purchase the Company’s common stock.

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

Total stock-based compensation expense, including amounts for restricted stock and options, was $10 million and $14 million for the years ended December 31, 2007 and 2006, respectively.  In 2007, stock-based compensation is presented 83% in SG&A, 14% in cost of products sold and 3% in R&D.  In 2006, stock-based compensation is presented within SG&A.

Approximately 10% and 50% of the compensation expense related to stock options was allocated to the operating segments in 2007 and 2006, respectively.  All other stock-based compensation expense has been allocated to Corporate.

Stock Option Plans

In February 2005, the Board of Directors also approved the grant of options covering 1.3 million shares with an exercise price equal to the fair market value of the underlying common stock at the date of grant.  These options will vest ratably over a three-year period.

In January 2006 and March 2006, the Board of Directors approved the grant of options covering 0.2 million and 1.9 million shares, respectively, with an exercise price equal to the fair market value of the underlying common stock at the date of grant.  These options will vest ratably over a three-year period.

In February 2007 and April 2007 the Board of Directors approved the grant of options covering 1.7 million and 0.1 million, respectively, with an exercise price equal to the fair market value of the underlying common stock at the date of grant.  These options will vest ratably over a four year period.

The Company uses the Black-Scholes option-pricing model to determine the compensation expense related to stock options.  The Company has elected to recognize compensation cost for option awards granted equally over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  Using this method, the weighted average fair value of stock options granted during the years ended December 31, 2007, 2006 and 2005 was $5.40, $4.85 and $6.32, respectively.  The Black-Scholes option-pricing model requires the use of various assumptions.  The following table presents the weighted average assumptions used:

	Year Ended December 31,
	2007	2006	2005
Dividend yield	1.7%	1.8%	1.2%
Expected volatility	48%	49%	49%
Risk—free interest rate	4.6%	4.8%	4.1%
Expected life (in years)	6	6	7

The weighted average expected life of six years for the 2007 and 2006 grants reflects the alternative simplified method permitted by SAB 107, which defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.  An analysis of historical expense patterns supports the expected life assumption using the simplified method of SAB 107.  Expected volatility for the 2007 and 2006 option grants is based primarily on historical volatility over the six years prior to the option grant date.  Currently the Company has no expectation that the expected volatility is likely to differ from its historical volatility.

Changes during 2007, 2006 and 2005 in shares under option are summarized as follows:

				Weighted
				Average	Aggregate
				Remaining	Intrinsic
	Price Per Share		Shares	Contractual	Value
	Range	Average	(in millions)	Life	(in millions)
Outstanding at 1/1/05	$5.85—26.41	$10.05	13.2
Granted	12.92—17.80	12.95	1.3
Converted	9.29—29.94	14.41	8.1
Exercised	5.85—16.69	10.74	(7.1)		$29
Lapsed	5.85—29.94	14.00	(0.2)
Outstanding at 12/31/05	5.85—29.94	12.22	15.3	5.4	37
Granted	8.65—12.46	10.90	2.2
Exercised	5.85—12.43	8.05	(0.5)		2
Lapsed	5.85—29.94	15.50	(1.8)
Outstanding at 12/31/06	5.85—26.41	11.77	15.2	5.1	12
Granted	7.54—12.06	11.95	1.9
Exercised	5.85—11.26	7.85	(0.9)		3
Lapsed	5.85—26.41	16.56	(4.6)
Outstanding at 12/31/07	$5.85—21.74	$10.19	11.6	5.4	$2

Exercisable at 12/31/05	$5.85—29.94	$12.35	13.1
Exercisable at 12/31/06	$5.85—26.41	$11.86	12.3
Exercisable at 12/31/07	$5.85—21.74	$9.71	8.7	4.3	$2

Shares available for grant at year-end 2007 and 2006 were 8.1 million and 10.5 million, respectively.

Total remaining unrecognized compensation cost associated with unvested stock options at December 31, 2007 was $6 million, which will be recognized over the weighted average period of approximately one year.

Restricted Stock Plans

In January 2004, the Board of Directors granted long-term incentive awards in the amount of 0.6 million shares of restricted stock, which will vest ratably over a three-year period (which includes 0.2 million shares approved in connection with the employment of the Company’s new President and Chief Executive Officer).

In November 2004, the Board of Directors granted long-term incentive awards in the amount of 0.3 million shares of restricted stock.  The shares will vest 60 percent in three and a half years from the date of grant, 20 percent in four years from the date of grant and 20 percent in five years from the date of grant.

In February 2005, the Board of Directors granted long-term incentive awards in the amount of 0.2 million shares of restricted stock, which will vest three and a half years from the date of grant. Also in February 2005, the Board approved a grant of long-term incentive awards of restricted stock which carries a market condition requirement.  These shares will vest based on the achievement of specified stock price appreciation milestones, which represents a market condition, over a three-year period commencing December 31, 2004.  This grant was for 0.3 million shares of restricted stock.  The plan also includes a provision for the grant of an additional 0.2 million shares, for a maximum payout of 0.5 million shares of restricted stock, to be issued if the maximum level of specified stock appreciation is attained.  Shares are scheduled to vest when a particular milestone (based on the closing price of the Company’s common stock on the New York Stock Exchange) is reached and maintained for ten consecutive trading days.  Share awards for milestones achieved during 2005 and 2006 vested and were paid out on February 1, 2007.

In January 2006, the Board granted merger integration awards consisting of long-term incentive awards in the amount of 0.1 million shares of restricted stock which will vest ratably on the first and second anniversary of the grants.

In March 2006, the Board approved a grant of long-term incentive awards of restricted stock which carries a market condition requirement.  These shares will vest based on the achievement of specified stock price appreciation milestones, which represents a market condition, over a three-year period commencing on December 31, 2005.  This grant was for 0.6 million shares of restricted stock.  The plan also includes a provision for the grant of an additional 0.5 million shares, for a maximum payout of 1.1 million shares of restricted stock, to be issued if the maximum level of specified stock appreciation is attained.  Shares are scheduled to vest when a particular milestone (based on the closing price of the Company’s common stock on the New York Stock Exchange) is reached and maintained for fifteen consecutive trading days. Share awards for milestones achieved during 2008 will become vested and be paid out on February 1, 2009.

Additionally, in January 2006, a grant of 0.1 million of restricted stock that do not contain market condition requirements were approved to non-employee directors which are paid out upon retirement from the Chemtura Board of Directors.

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

In December 2007, the Board of Directors granted long-term incentive awards in the amount of 0.1 million shares of restricted stock, which vest ratably on the first, second and third anniversary of the grant.

Additionally, in February 2007, grants of 0.1 million shares of restricted stock to non-employee directors of the Chemtura Board of Directors were approved.  These grants do not contain market condition requirements and are paid out upon retirement from the Board.

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

Restricted stock award activity for the years ended December 31, 2007, 2006 and 2005 is as follows:

		Weighted
		Average	Aggregate
	Shares	Grant Date	Fair Value
	(in millions)	Fair Value	(in millions)
Restricted unvested stock awards, January 1, 2005	1.0	$8.99
Granted	0.8	12.93
Vested	(0.3)	8.44	$2
Restricted unvested stock awards, December 31, 2005	1.5	11.20	19
Granted	1.3	5.99
Vested	(0.3)	9.00	2
Canceled or expired	(0.2)	9.85
Restricted unvested stock awards, December 31, 2006	2.3	8.70	22
Granted	1.0	11.25
Vested	(0.4)	9.69	3
Canceled or expired	(0.7)	10.21
Restricted unvested stock awards, December 31, 2007	2.2	$9.24	$17

Total remaining unrecognized compensation cost associated with unvested restricted stock awards at December 31, 2007 was $6 million, which will be recognized over the weighted average period of approximately one year.

Tax Benefits of Stock-Based Compensation Plans

Prior to the adoption of FASB 123(R), any benefit the Company received from tax deductions resulting from the exercise of stock options and restricted stock awards was presented in the cash flow from operations section of the consolidated statements of cash flows. FASB 123(R) requires the benefits of tax deductions in excess of grant-date fair value be presented in the cash flow from financing section of the consolidated statements of cash flows.  The Company did not obtain any cash tax benefit associated with shares exercised during the year ended December 31, 2007 and 2006 as the Company’s taxable income has been offset by net operating loss carry forwards and foreign tax credits. Cash proceeds received from option exercises during the years ended December 31, 2007, 2006 and 2005 were $7 million, $3 million and $75 million, respectively.

The Company has an Employee Stock Purchase Plan.  This plan permits eligible employees to annually elect to have up to 10% of their compensation withheld for the purchase of shares of the Company’s common stock at 85% of the average of the high and low sale prices on the date of purchase, up to a maximum of twenty five thousand dollars.  As of December 31, 2007, 1.1 million shares of common stock are available for future issuance under this plan.

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

In 2005, the Company changed the measurement date for its defined benefit pension plans and other post-retirement benefit plans from December 31 to November 30.  The Company believes the change is preferable because it provides management additional time to review and reflect the actuarial information in the Company’s consolidated financial statements under the Securities and Exchange Commission’s accelerated filing deadlines.  As a result, year-end values for 2007 and 2006 included in this footnote are presented as of November 30.  The effect of the change in measurement date on the retirement and post-retirement benefit plan expense or accrued/prepaid benefit cost was not material to the consolidated financial statements.

The Company adopted the balance sheet recognition provisions of Statement No. 158 as of December 31, 2006. The adoption of Statement No. 158 reduces stockholders’ equity at December 31, 2006 by $59 million, before tax ($40 million, net of taxes). The Company will adopt the change to the December 31 measurement date in 2008 and will adjust beginning retained earnings as of January 1, 2008 accordingly.

The following table illustrates the incremental increase (decrease) of applying SFAS 158 on individual items on the Company’s Consolidated Balance Sheet at December 31, 2006:

(In millions)	Prior to Statement No. 158 Adoption	Impact of Statement No. 158 Adoption	Balance after Statement No. 158 Adoption

Intangible assets	$4	$(4)	$—
Noncurrent assets	7	3	10
Pension liabilities	242	51	293
Post-retirement benefit liabilities	164	7	171
Accumulated other comprehensive loss	(153)	(59)	(212)

As a result of a review undertaken during 2006 of pension and post-retirement arrangements offered by the Company to employees around the world, a number of arrangements covering former Great Lakes employees were included in the year-end disclosures. These arrangements were included for the first time in the pension and post-retirement expense for the year ended December 31, 2006.

During 2006, the Company came to an agreement with the union representing the collectively bargained employees at the Perth Amboy, NJ location to eliminate defined benefit accruals as of November 1, 2006 for certain employees. For these employees future benefits will be earned under a defined contribution plan.

Benefit Obligations

	Defined Benefit Plans
	Qualified Domestic Plans		International and Non-Qualified Plans				Post-Retirement Health Care Plans

(In millions)	2007	2006	2007		2006		2007	2006
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$832	$850	$524		$410		$172	$162
Service cost	1	1	7		6		1	1
Interest cost	46	46	25		22		9	11
Plan participants’ contributions	—	—	2		2		—	2
Plan amendments	—	2 (a)	—		—		—	—
Actuarial (gains) losses	—	(12)	(73)		40		(9)	18
Foreign currency exchange rate	—	—	28		48		3	—
Acquisitions	—	—	(1)		7		—	1
Benefits paid	(62)	(55)	(21)		(16)		(19)	(22)
Curtailments	—	—	(1	)(b)	—		—	(1)
Settlements	—	—	(2	)(c)	(3	)(d)	—	—
Newly disclosed	—	—	—		8	(e)	—	—
Projected benefit obligation at end of year	$817	$832	$488		$524		$157	$172

Accumulated benefit obligation at end of year	$815	$828	$450		$474

Weighted-average year-end assumptions used to determine benefit obligations:
Discount rate	6.00%	5.63%	5.54%		4.74%		5.91%	5.54%
Rate of compensation increase	4.00%	4.00%	3.44%		3.50%		—	—
Rate of increase in the per capita cost of covered health care benefits	—	—	—		—		8.24%	9.09%

(a)

During 2006, the Company agreed to change the nature of the early retirement provisions for certain former employees of OSI Specialties, Inc. who became employed by General Electric company as a result of the sale of the OSI Specialties business to General Electric.

(b)	A curtailment for the International Non-Qualified plans was incurred due to the elimination of benefits for certain employees of the Italian and Mexican plans.
(c)

Settlements are related to the Company’s restructuring program in Italy, the sale of the Ravenna, Italy facility, payments to terminated members in Mexico and the departure of a high earner from the plan in Canada.

(d)	Represents lump sum payments made under the supplemental executive retirement programs.
(e)

Disclosed obligations include $4 million for Chemtura Italy, which was previously accounted for under local statutory GAAP, and $4 million for Chemtura Switzerland, which was previously accounted for as a defined contribution plan.

An 8.24% weighted-average rate of increase in the per capita cost of covered health care benefits was assumed for the accumulated post-retirement benefit obligation as of December 31, 2007.  The rate was assumed to decrease gradually to a weighted average rate of 4.99% over approximately the next 4 years.  Assumed health care cost trend rates have a significant effect on the post-retirement benefit obligation reported for the health care plans.  A one percentage point increase in assumed health care cost trend rates would increase the accumulated post-retirement benefit obligation by $10 million for health care benefits as of December 31, 2007.  A one percentage point decrease in assumed health care cost trend rates would decrease the accumulated post-retirement benefit obligation by $8 million for health care benefits as of December 31, 2007.

Plan Assets

	Defined Benefit Plans
	Qualified Domestic Plans		International and Non-Qualified Plans				Post-Retirement Health Care Plans

(In millions)	2007	2006	2007		2006		2007	2006
Change in plan assets:
Fair value of plan assets at beginning of year	$785	$710	$276		$216		$—	$—
Actual return on plan assets	48	90	17		25		—	—
Foreign currency exchange rate changes	—	—	12		26		—	—
Employer contributions	2	40	15		23		19	20
Plan participants’ contributions	—	—	2		2		—	1
Acquisitions	—	—	(1)		—		—	—
Newly disclosed	—	—	—		3	(b)	—	—
Benefits paid	(62)	(55)	(21)		(16)		(19)	(21)
Settlements	—	—	(2	)(a)	(3	)(c)	—	—
Administrative Expenses	—	—	(1)				—	—
Fair value of plan assets at end of year	$773	$785	$297		$276		$—	$—

(a)

Settlements are related to the Company’s restructuring program in Italy, the sale of the Ravenna Italy facility, payments to terminated members in Mexico and the departure of a high earner from the plan in Canada.

(b)	Disclosed plan assets represent assets for Chemtura Switzerland plan which was previously accounted for as a defined contribution plan.
(c)	Represents lump sum payments made under the supplemental executive retirement programs.

The asset allocation for the Company’s pension plans at the end of 2007 and 2006 and the target allocation for 2008 by asset category are as follows:

	Target Allocation - 2008		Percentage of Plan Assets at November 30,
	Qualified Domestic Plans	and Non- Qualified Plans	Qualified Domestic Plans		International and Non- Qualified Plans
			2007	2006	2007	2006
Asset Category:
Equity securities	58%	64%	57%	59%	63%	65%
Fixed income securities	35%	35%	36%	32%	35%	25%
Real estate	7%	—	6%	8%	—	—
Other	—	1%	1%	1%	2%	10%
Total	100%	100%	100%	100%	100%	100%

Equity securities include Chemtura’s common stock in the amounts of $30 million and $39 million as of December 31, 2007 and 2006, respectively.

The Company’s pension plan assets are managed by outside investment managers.  Assets are monitored monthly to ensure they are within the range of parameters as set forth by the Company.  The Company’s investment strategy with respect to pension assets is to achieve the expected rate of return within an acceptable or appropriate level of risk.  The Company’s investment strategy is designed to promote diversification, to moderate volatility and to attempt to balance the expected return with risk levels.

Funded Status

The funded status at the end of the year, and the related amounts recognized on the statement of financial position, are as follows:

	Defined Benefit Plans
	Qualified Domestic Plans			International and Non-Qualified Plans		Post-Retirement Health Care Plans

(In millions)	2007		2006	2007	2006	2007	2006
Funded status, end of year:
Fair value of plan assets	$773		$785	$297	$276	$—	$—
Benefit obligations	817		832	488	523	157	172
Funded status	(44)		(47)	(191)	(247)	(157)	(172)
Employer contributions after measurement date	—		—	9	1	1	2
Net amount recognized	$(44)		$(47)	$(182)	$(246)	$(156)	$(170)

Amounts recognized in the statement of financial position at the end of year consist of:
Noncurrent assets	$—		—	1	—	—	—
Current liability	—		—	(9)	(7)	(13)	(16)
Noncurrent liability	(44)		(47)	(174)	(239)	(143)	(154)
Net amount recognized	$(44)		$(47)	$(182)	$(246)	$(156)	$(170)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss/(gain)	$121		$117	$17	$91	$40	$52
Prior service cost/(credit)	1		2	1	1	(42)	(45)
Transition obligation/(asset)	—		—	1	—	—	—
Other	(1	)(a)	—	—	—	—	—
	$121		$119	$19	$92	$(2)	$7

(a)  Amounts disclosed in other consist primarily of the Company’s minority interest in Baxenden Chemicals UK and the Rubicon joint venture.

The estimated amounts that will be amortized from accumulated other comprehensive loss into net period benefit cost in 2008 are as follows:

	Qualified Domestic Plans	International and Non- Qualified Plans	Other Post- Retirement Health Care Plans
(In millions)
Actuarial (gain)/loss	$5	$1	$2
Prior service (credit)/cost	—	—	(3)
Total	$5	$1	$(1)

The Company’s non-current assets, prepaid benefit costs and intangible assets are included in other assets in the consolidated balance sheets.  SFAS 158 requires the recognition of both current and non-current liability positions. The current positions are included in accrued expenses on the Company’s consolidated balance sheets and the non-current positions are shown as pension and post-retirement health care liabilities.

The projected benefit obligation and fair value of plan assets for pension and post-retirement plans with a projected benefit obligation in excess of plan assets at December 31, 2007 and 2006 were as follows:

(In millions)	2007	2006
Projected benefit obligation in excess of plan assets at end of year:
Projected benefit obligation	$1,444	$1,313
Fair value of plan assets	1,052	1,030

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension and post-retirement plans with an accumulated benefit obligation in excess of plan assets at December 31, 2007 and 2006 were as follows:

(In millions)	2007	2006

Accumulated benefit obligation in excess of plan assets at end of year:
Projected benefit obligation	$1,285	$1,310
Accumulated benefit obligation	1,245	1,260
Fair value of plan assets	1,049	1,027

Expected Cash Flows

Information about the expected cash flows for the domestic qualified defined benefit plans, international and non-qualified defined benefit plans and post-retirement health care plans follows:

	Defined Benefit Plans
(in millions)	Qualified Domestic Plans	International and Non-Qualified Plans	Post-Retirement Health Care Plans
Expected Employer Contributions:
2008	$—	$25	$13

Expected Benefit Payments (a):
2008	56	22	13
2009	56	24	12
2010	56	22	12
2011	56	23	11
2012	57	26	11
2013-2017	286	161	47

(a)         The expected benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of the year and include benefits attributable to estimated future employee service.

Net Periodic Cost

	Defined Benefit Plans						Post-Retirement Health Care Plans
	Qualified Domestic Plans			International and Non-Qualified Plans

(In millions)	2007	2006	2005	2007	2006	2005	2007	2006	2005
Components of net periodic benefit cost (credit):

Service cost	$1	$1	$8	$7	$6	$7	$1	$1	$1
Interest cost	46	46	44	25	22	17	9	9	10
Expected return on plan assets	(62)	(58)	(55)	(20)	(15)	(10)	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	(3)	1
Recognized actuarial (gains) losses	7	4	10	4	3	2	2	2	1
Curtailment (gain) loss recognized	—	—	—	(1)	—	(19)	(3)	(1)	—
Settlement (gain) loss recognized	—	—	—	—	(1)	6	—	—	—
Other	—	—	—	1	—	—	—	—	—
Net periodic benefit cost (credit)	$(8)	$(7)	$7	$16	$15	$3	$9	$8	$13

	Defined Benefit Plans
	Qualified Domestic Plans			International and Non-Qualified Plans			Post-Retirement Health Care Plans

	2007	2006	2005	2007	2006	2005	2007	2006	2005
Weighted-average assumptions used to determine net cost:
Discount rate	5.63%	5.75%	5.75%	4.68%	4.92%	4.97%	5.46%	5.84%	5.75%
Expected return on plan assets	8.50%	8.50%	8.75%	7.36%	6.70%	6.78%	—	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	3.08%	3.32%	2.81%	—	—	—

The expected return on pension plan assets is based on our investment strategy, historical experience, and our expectations for long term rates of return.  The Company determines the long-term rate of return assumptions for the domestic and international pension plans based on its investment allocation between various asset classes.  The expected rate of return on plan assets is derived by applying the expected returns on various asset classes to the Company’s target asset allocation.  The expected returns are based on the expected performance of the various asset classes and are further supported by historical investment returns. The Company utilized a weighted average expected long-term rate of 8.5% on all domestic assets and a weighted average rate of 7.36% for the international plan assets for the year ended November 30, 2007.

Assumed health care cost trend rates have a significant effect on the service and interest cost components reported for the health care plans. A one percentage point increase in assumed health care cost trend rates increases the service and interest cost components of net periodic post-retirement health care benefit cost by $1 million for 2007.  A one percentage point decrease in assumed health care cost trend rates decreases the service and interest cost components of net periodic post-retirement health care benefit cost by $1 million for 2007.

The Company made lump sum payments under the provisions of its pension plans of approximately $2 million during 2007.  There was an immaterial settlement loss recorded on the transactions.  The Company made lump sum payments under the provisions of its supplemental executive retirement programs of approximately $3 million during 2006.  As a result of the 2006 payments, the Company recorded a settlement gain of approximately $1 million.

The Company made a discretionary contribution of $2 million to its domestic qualified pension plans in 2007. The Company’s funding assumptions for its domestic pension plans assume no significant change with regards to demographics, legislation, plan provisions, or actuarial assumptions or methods to determine the estimated funding requirements. The Pension Protection Act, which was passed in 2006, extends interest rate relief for qualified domestic pension plans until 2008, at which time a new methodology for determining required funding amounts will be phased in.  The Company contributed approximately $13 million to its international pension plans in 2007.  There were no discretionary payments for the international plans during 2007.

The Company’s cost of its defined contribution plans was $18 million, $18 million and $10 million in 2007, 2006 and 2005, respectively.  The increase in 2006 is primarily due to the inclusion of Great Lakes employees for a full year and the elimination of future earnings benefits to participants of the domestic defined benefit plans for non-bargained employees on January 1, 2006.

18) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s activities expose its earnings, cash flows and financial position to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and energy prices.  The Company maintains a risk management strategy that uses derivative instruments to mitigate risk against foreign currency movements and to manage energy price volatility.  In accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” FASB Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and FASB Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities,” the Company recognizes in earnings changes in the fair value of all derivatives designated as fair value hedging instruments that are highly effective and recognizes in accumulated other comprehensive  income (loss) (“AOCL”) any changes in the fair value of all derivatives designated as cash flow hedging instruments that are highly effective.  The Company does not enter into derivative instruments for trading or speculative purposes.

The Company uses price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases.  These contracts were designated as hedges of a portion of the Company’s forecasted natural gas purchases. The Company’s hedge contracts cover a gradually decreasing percentage of its forecasted purchase requirements over a rolling two-year period.  These contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based.  The differential paid or received as natural gas prices change is reported in AOCI.  These amounts are subsequently reclassified into cost of products sold when the related inventory layer is sold.  At December 31, 2007, the Company had outstanding price swaps with an aggregate notional amount of approximately $21 million, based on the contract price and outstanding quantities of 3,420 million BTU’s (British Thermal Units) at December 31, 2007.  At December 31, 2006, the Company had outstanding price swaps with an aggregate notional amount of approximately $67 million, based on the contract price and outstanding quantities of 10,150 million BTU’s at December 31, 2006.  Based on the December 31, 2007 market prices of these natural gas contracts, the Company expects to recognize a loss of approximately $1 million in 2008.  During 2005, a portion of the hedge contracts were determined to be ineffective due to lower actual natural gas purchases resulting primarily from the impact of hurricanes Katrina and Rita.  The ineffective portion recognized in operations was not significant.

All contracts have been entered into with major financial institutions.  The risk associated with these transactions is the cost of replacing these agreements at current market rates in the event of default by the counterparties.  Management believes the risk of incurring such losses is remote.  In the fourth quarter of 2007, the Company ceased the purchase of additional price swap contracts as a cash flow hedge of forecasted natural gas purchases and established fixed price contracts with physical delivery with its natural gas vendor.  The existing price swap contracts mature through 2009.

The Company has exposure to changes in foreign currency exchange rates resulting from transactions entered into by the Company and its foreign subsidiaries in currencies other than their local currency (primarily trade payables and receivables).  The Company is also exposed to currency risk on intercompany transactions (including intercompany loans).  The Company manages these transactional currency risks on a consolidated basis, which allows it to net its exposure.  The Company purchases foreign currency forward contracts, primarily denominated in Euros, British Pound Sterling, Canadian dollars, Australian dollars, and Mexican Pesos to hedge its transaction exposure.  The aggregate notional amount of these contracts at December 31, 2007 and 2006 was approximately $548 million and $411 million, respectively. These contracts are generally recognized in other expense, net to offset the impact of valuing recorded foreign currency trade payables, receivables and intercompany transactions.  The Company has not designated these derivatives as hedges, although it believes these instruments reduce the Company’s exposure to foreign currency risk. The net effect of the realized and unrealized gains and losses on these derivatives and the underlying transactions was not significant as of and for the years ended December 31, 2007, 2006 and 2005.

The following table summarizes the gains/losses resulting from changes in the market value of the Company’s fair value and cash flow hedging instruments during the years ended December 31, 2007 and 2006:

(In millions)	2007	2006
Cash flow hedges (in accumulated other comprehensive income (loss)):
Balance at beginning of year	$7	$(5)
Natural gas - net change in fair value, net of tax	(1)	7
Natural gas - (loss) gain reclassified to earnings, net of tax	(6)	5
Balance at end of year, net of tax	$—	$7

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

	2007		2006
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$(1,058)	$(1,014)	$(1,063)	$(1,076)
Foreign currency forward contracts (a)	$—	$—	$(2)	$(2)
Price swap contracts (b)	$—	$—	$(11)	$(11)

(a)         $3 million and $1 million included in other current assets and $3 million and $3 million included in accrued expenses at December 31, 2007 and December 31, 2006, respectively.

(b)         $1 million included in accrued expenses and $1 million included in other assets at December 31, 2007 and $10 million included in accrued expenses and $1 million included in other liabilities at December 31, 2006.

20) ASSET RETIREMENT OBLIGATIONS

The Company applies the provisions of FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”), which require companies to make estimates regarding future events in order to record a liability for asset retirement obligations in the period in which a legal obligation is created.  Such liabilities are recorded at fair value, with an offsetting increase to the carrying value of the related long-lived assets.  The fair value is estimated by discounting projected cash flows over the estimated life of the assets using the Company’s credit adjusted risk-free rate applicable at the time the obligation is initially recorded.  In future periods, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset.  The Company also adjusts the liability for changes resulting from revisions to the timing or the amount of the original estimate.  Upon retirement of the long-lived asset, the Company either settles the obligation for its recorded amount or incurs a gain or loss.

The Company’s asset retirement obligations include estimates for all asset retirement obligations identified for its worldwide facilities.  The Company’s asset retirement obligations are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases at approximately 31 facilities, legal obligations to close approximately 96 brine supply, brine disposal, waste disposal, and hazardous waste injection wells and the related pipelines at the end of their useful lives, and decommissioning and decontamination obligations that are legally required to be fulfilled upon closure of approximately 38 of the Company’s manufacturing facilities.

The Company adopted FIN 47 in the fourth quarter of 2005, effective January 1, 2005.  The effect of this adoption resulted in a cumulative effect of accounting change of $1 million, net of taxes as of December 31, 2005.

The following is a summary of the change in the carrying amount of the asset retirement obligations during 2007 and 2006, the net book value of assets related to the asset retirement obligations at December 31, 2007 and 2006 and the related depreciation expense recorded in 2007 and 2006.

(In millions)	2007	2006
Asset retirement obligation balance at beginning of year	$24	$11
Liabilities assumed (includes purchase accounting adjustments)	1	2
Accretion expense – cost of products sold	(a) 10	11
Payments	(10)	—
Foreign currency translation	1	—
Asset retirement obligation balance at end of year	$26	$24

Net book value of asset retirement obligation assets at end of year	$1	$2

Depreciation expense	$—	$1

(a) The 2007 and 2006 accretion expense includes $7 million and $9 million, respectively, due to the acceleration of the recognition of the asset retirement obligations for several of the Company’s manufacturing facilities resulting from revisions to the estimated closure dates.

At December 31, 2007 and 2006, $13 million and $11 million, respectively, of the asset retirement obligation balance was included in accrued expenses and $13 million and $13 million, respectively, was included in other liabilities on the consolidated balance sheets.

21) LEGAL MATTERS

Antitrust Investigations and Related Matters

Rubber Chemicals

On May 27, 2004, the Company pled guilty to a one-count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period from July 1995 to December 2001. The U.S. federal court imposed a fine of $50 million, payable in six annual installments, without interest, beginning in 2004. In light of the Company’s cooperation with the U.S. Department of Justice (the “DOJ”), the court did not impose any period of corporate probation.  On May 28, 2004, the Company pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Canadian federal court imposed a sentence requiring the Company to pay a fine of CDN $9 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid (in U.S. dollars) $2 million in 2005, $7 million in 2006 and $12 million in 2007. Remaining cash payments for the U.S. and Canadian fines are expected to equal (in U.S. dollars) approximately $17 million in 2008; and $19 million in 2009.  At December 31, 2007, reserves of $17 million and $17 million related to these settlements have been included in accrued expenses and other liabilities, respectively, on the Company’s consolidated balance sheet.  At December 31, 2006, reserves of $12 million and $31 million were included in accrued expenses and other liabilities, respectively.

The Company and certain of its subsidiaries were previously the subject of a coordinated civil investigation by the European Commission (the “EC”) with respect to the sale and marketing of rubber chemicals.  On December 21, 2005, the Company announced that the EC imposed a fine of Euro 14 million (approximately U.S. $16 million) on the Company in connection with the EC’s rubber chemicals investigation.  The amount of the fine reflects the EC’s maximum leniency of a 50 percent reduction in the fine, resulting from the Company’s continual cooperation with the EC throughout its investigation.  In December 2005, the Company recorded a pre-tax charge of $16 million for the EC fine.  The Company paid this fine in April 2006.  At December 31, 2006, there were no remaining EC investigations of the Company with respect to its sale and marketing of rubber chemicals.

European Union (“EU”) Investigations

The Company and certain of its subsidiaries are subjects of, and continue to cooperate in, coordinated criminal and civil investigations being conducted by the European Commission (the “EC”) with respect to possible antitrust violations relating to the sale and marketing of various classes of heat stabilizers and nitrile rubber. Such investigations concern anticompetitive practices, including price fixing and customer or market allocations, undertaken by the Company and such subsidiaries and certain of their officers and employees.  The Company and its subsidiaries that are subject to the investigations have received from each of the EC and the EU verbal or written assurances of conditional amnesty from prosecution and fines with respect to nitrile rubber and conditional amnesty with respect to certain classes of heat stabilizers. The assurances of amnesty are conditioned upon several factors, including continued cooperation with the EU. The Company is actively cooperating with the EU regarding such investigations.

Civil Lawsuits

The actions described below under “U.S. Civil Antitrust Actions” are in various procedural stages of litigation.  Although the actions described below have not had a material adverse impact on the Company, we cannot predict the outcome of any of those actions. The Company will seek cost-effective resolutions of the various pending and threatened legal proceedings against the Company; however, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company has established reserves for all direct and indirect purchaser claims as of December 31, 2007.

The Company reviews its reserves for civil lawsuits on a quarterly basis.  The Company also adjusts its reserves quarterly to reflect its current best estimates.

U.S. Civil Antitrust Actions

Direct and Indirect Purchaser Lawsuits. The Company, individually or together with its subsidiary Uniroyal Chemical Company, Inc., now known as Chemtura USA Corporation (referred to as “Uniroyal” for the purposes of the description of the Company’s lawsuits), and other companies, are defendants in various proceedings filed in state and federal courts, described below.

Federal Lawsuits.  The Company and certain of its subsidiaries continues to be a defendant in two lawsuits pending in the federal courts.  One of these suits is a Massachusetts indirect purchaser claim premised upon violations of state law.  In both of these actions, and in all actions pending in state courts (further described below), the plaintiffs seek, among other things, treble damages, costs (including attorneys’ fees) and injunctive relief preventing further violations or the improper conduct alleged in the complaint.  As described above, one such federal suit was originally filed in Massachusetts state court in May 2005 as an indirect purchaser claim, and was subsequently removed to the United States District Court, District of Massachusetts.  This complaint initially related to purchases of any product containing rubber and urethane products, defined to include EPDM, nitrile rubber, urethanes, but is now limited to urethanes only.  The Company has reached a settlement agreement in principle with the plaintiffs, which has not yet been finalized.  The other suit, described separately below under the sub-heading “Bandag” was originally filed as a direct purchaser suit on June 29, 2006 in the United States District Court, Middle District of Tennessee and was subsequently transferred to the United States District Court, Northern District of California. Neither of these federal suits is expected to have a material adverse effect on the Company.

Bandag.  This suit was originally brought by Bridgestone Americas Holding, Inc, Bridgestone Firestone North American Tire, LLC, and Pirelli Tire, LLC (all of whom have since settled) along with the remaining plaintiff, Bandag Incorporated, with respect to purchases of rubber chemicals from the Company, Uniroyal and several of the world-wide leading suppliers of rubber chemicals.  This suit alleges that the Company and Uniroyal, along with other rubber chemical manufacturers conspired to fix the prices of the rubber chemicals, and to divide the rubber chemicals markets in violation of Section 1 of the Sherman Act.  Bandag Incorporated, a designer and manufacturer of tire re-treading, directly purchased from the Company and from the other defendants to this suit, and in doing so, claims to have paid artificially inflated prices for rubber chemicals. Bandag has requested treble damages, costs (including attorneys’ fees) and such other relief as the court may deem appropriate.  Discovery in this suit is currently on-going, with an expected trial date of early 2009.

State Lawsuits The Company, individually or together with Uniroyal, also continues to be a defendant in certain indirect purchaser antitrust class action lawsuits filed in state courts involving the sale of urethanes and urethane chemicals.  The complaints in these actions principally allege that the defendants conspired to fix, raise, maintain or stabilize prices for urethanes and urethane chemicals, as applicable, sold in the United States in violation of certain antitrust statutes and consumer protection and unfair or deceptive practices laws of the relevant jurisdictions and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities.  There are currently 22 separate state actions pending.  The Company has reached a settlement agreement in principle with the plaintiffs in 2 of these actions, and has received preliminary court approval of a settlement agreement in 7 of these actions.  The Company has settled 12 indirect purchaser antitrust class action lawsuits that were pending on January 1, 2007.

None of these state lawsuits individually or in the aggregate are expected to have a material adverse effect on the Company.

At December 31, 2007, the Company had a remaining reserve of $43 million included in accrued expenses on its consolidated balance sheets relating to the remaining U.S. direct and indirect purchaser lawsuits, the federal securities class action lawsuit described under “Federal Securities Class Action” below and the shareholder derivative lawsuit described under “Shareholder Derivative Lawsuit” below.  These reserves cover all direct and indirect purchaser antitrust claims.  The Company periodically reviews its accruals as additional information becomes available, and may adjust its accruals based on actual settlement offers and other later occurring events.  The Company is unable to estimate the reasonably possible loss, if any, in excess of the accrual as none of these claims have been reduced to judgment.

Australian Civil Antitrust Matters

On September 27, 2007, the Company was sued in the Federal Court of Australia for alleged price fixing violations with respect to the sale of rubber chemicals in Australia.  The Company has not yet responded to the complaint, nor at this early stage assessed it merits.  The Company does not expect this matter will be material.

The reserve activity for antitrust related litigation is summarized as follows:

Governmental Reserves:
(In millions)	U.S. DOJ Fines	Canada Federal Fines	Total U.S and Canada Fines	European Commission
Balance January 1, 2005	$40	$6	$46	$—
2005 Antitrust costs, excluding legal fees	—	—	—	16
Payments	(2)	—	(2)	—
Accretion - Interest	3	—	3	—
Balance December 31, 2005	$41	$6	$47	$16
Payments	(6)	(1)	(7)	(17)
Accretion - Interest	2	1	3	—
Foreign currency translation	—	—	—	1
Balance December 31, 2006	37	6	43	$—
Payments	(10)	(2)	(12)
Accretion - Interest	2	—	2
Foreign currency translation	—	1	1
Balance December 31, 2007	$29	$5	$34

Civil Reserves:

(In millions)	U.S. Civil and Securities Matters	Canada Civil Matters	Total Civil and Securities Matters
Balance January 1, 2005	$93	$—	$93
2005 Antitrust costs, excluding legal fees	9	10	19
Payments	(53)	(4)	(57)
Accretion	2	—	2
Balance December 31, 2005	$51	$6	$57
2006 Antitrust costs, excluding legal fees	81	(2)	79
Payments	(30)	(4)	(34)
Balance December 31, 2006	102	$—	102
2007 Antitrust costs, excluding legal fees	24		24
Payments	(83)		(83)
Balance December 31, 2007	$43		$43

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

22) CONTINGENCIES

Environmental Matters

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts.  For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operation and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes that such costs are estimable.  The total amount accrued for such environmental liabilities at December 31, 2007 and 2006, were $118 million and $124 million, respectively.  At December 31, 2007 and 2006, environmental liabilities of $27 million and $30 million, respectively, have been included in accrued expenses and $91 million and $94 million, respectively, have been included in other liabilities on the consolidated balance sheets.  The Company estimates the environmental liability could range up to $160 million at December 31, 2007.  The Company’s reserves include estimates for determinable clean-up costs.  The Company recorded a pre-tax charge of $4 million in 2007, $7 million in 2006 and $3 million in 2005 to increase its environmental liabilities. The Company made payments of $30 million in 2007 and $25 million in 2006 for clean-up costs, which reduced its environmental liabilities.  At certain sites, the Company has contractual agreements with certain other parties to share remediation costs.  The Company has a receivable of $13 million at December 31, 2007 to reflect probable recoveries.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed the Company’s present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations and cash flows. It is reasonably possible that the Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

The Company and some of its subsidiaries have been identified by federal, state or local governmental agencies, and by other potentially responsible parties (a “PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States.  Because in certain circumstances these laws have been construed to authorize joint and several liability, the EPA could seek to recover all costs involving a waste disposal site from any one of the PRP’s for such site, including the Company, despite the involvement of other PRP’s.  In many cases, the Company is one of several hundred PRP’s so identified.  In a few instances, the Company is the sole or one of only a handful of parties performing investigation and remediation.  Where other financially responsible PRP’s are involved, the Company expects that any ultimate liability resulting from such matters will be apportioned between the Company and such other parties.  In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.

Vertac – On April 22, 2007, the Supreme Court denied the petitions for writs of certiorari.  This decision lets stand prior rulings under which Uniroyal Chemical Co./Cie has liability to the United States for approximately $3 million and liability to Hercules Incorporated for approximately $1 million.  Adding accrued interest, Chemtura paid a total of approximately $4 million in 2007 to satisfy its obligation to the United States and Hercules under the judgment.

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

Petrolia - In April 2004, the Company and other owners of property near our former Petrolia, Pennsylvania facility were named as defendants in a toxic tort class action lawsuit alleging contamination in and around the named areas that gave rise to certain property damage and personal injuries.  The plaintiffs also sought clean-up by the defendants of the alleged contamination.  On October 18, 2005, the Court issued its Memorandum Opinion and Order denying the plaintiffs’ motion for class certification, and on August 2, 2006, the Pennsylvania Superior Court affirmed the lower court’s opinion. Multiple lawsuits have been filed against the Company by individuals who were a part of the putative class.  The matter has proceeded to the discovery phase.  The Company believes that it has meritorious defenses and will be filing dispositive motions.

Scarborough  — In 2006, the Ontario Ministry of the Environment brought an action against Chemtura Co./Cie in connection with a 2004 release of naphtha sulfonic acid at Chemtura Co./Cie’s Scarborough, Ontario, Canada facility.  In 2007, Chemtura Co./Cie paid a penalty in the amount of approximately one hundred thousand CDN dollars (approximately one hundred thousand U.S. dollars) to settle this matter.

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

In July 2007, the Court entered an order finding liability against Chemtura. A second phase of the trial, which will determine the damages to which Tricor may be entitled, is scheduled to take place in July 2008. The Company will continue to defend this case vigorously. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s financial condition.

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

The Company was also named as a defendant in fifteen lawsuits filed by individual or multi-party plaintiffs in the Georgia and Federal courts pertaining to the May 25, 2004 fire at its Conyers, Georgia warehouse.  Eight of these lawsuits remain.  The plaintiffs in these remaining lawsuits seek recovery for economic and non-economic damages, including punitive damages in five of the eight remaining lawsuits.  One of the lawsuits, the Diana Smith case, was filed in the United States District Court for the Northern District of Georgia against the Company, as well as the City of Conyers and Rockdale County, and included allegations similar to those in the other lawsuits noted above, but adding claims for alleged civil rights violations, federal Occupational Safety and Health Administration violations, Georgia Racketeer Influenced and Corrupt Organizations Act violations, criminal negligence, reckless endangerment, false imprisonment, and kidnapping, among other claims.  The federal law claims were dismissed with prejudice and the state law claims were dismissed without prejudice.  The Court has also dismissed without prejudice the plaintiffs’ claims against the City of Conyers and Rockdale County. The Diana Smith case was subsequently refiled and is pending in the Superior Court of Rockdale County, Georgia.  The Company intends to vigorously defend against these lawsuits.

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

At the time of the fire, the Company maintained, and continues to maintain, property and general liability insurance.  The Company believes that its general liability policies will adequately cover any third party claims and legal and processing fees in excess of the amounts that were recorded through December 31, 2007.

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

OSCA – Great Lakes previously held interests in OSCA, Inc., which interests were divested to BJ Services Company in May 2002.  OSCA is a party to certain pending litigation regarding a blowout of a well in the Gulf of Mexico operated by Newfield Exploration Company. In the lawsuit, the plaintiffs claimed that OSCA and the other defendants breached their contracts to perform work-over operations on the well and were negligent in performing those operations. Pursuant to an indemnification agreement between Great Lakes and BJ Services entered into at the time of the sale of OSCA, Great Lakes agreed to remain responsible for 75% of any uninsured liability and costs in excess of $3 million incurred by OSCA upon settlement or final determination of this pending litigation. In April 2002, a jury found OSCA and the other defendants responsible for those claims and determined OSCA’s share of the damages. In connection with the lawsuit, OSCA asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident. Following a related trial on these insurance coverage claims, the court issued its final judgments on the underlying liability claims and the insurance coverage claims, entering judgment against OSCA for a net amount of approximately $13 million plus interest and finding that such amount was not covered by insurance.  The Company and BJ Services appealed certain of the liability and insurance coverage decisions.  In April 2006, the United States Fifth Circuit Court of Appeals affirmed the jury’s verdict on liability against OSCA, but reversed in part the District Court’s decision regarding insurance coverage available to OSCA and remanded the matter to the District Court.   After the case was remanded, OSCA’s insurer agreed to provide coverage for about half of the outstanding judgment against OSCA, leaving approximately $6 million at issue for the District Court to address on remand.  Thereafter, the parties filed cross motions for summary judgment with the District Court on the remaining coverage issues.  On September 30, 2007, the District Court granted summary judgment in OSCA’s favor on two out of the three remaining categories of costs in dispute.  This ruling requires AISLIC, OSCA’s insurer to cover an additional $4 million (plus interest) of OSCA liability to Newfield, leaving approximately $2 million still at issue.  On or about February 25, 2008, AISLIC agreed to cover virtually all of the $2 million remaining at issue.  The only remaining matter is AISLIC’s obligation to pay OSCA’s attorney’s fees and costs associated with the underlying liability action (approximately $2 million).  This matter will be mediated in the second quarter of 2008.

Each quarter the Company evaluates and reviews pending claims and litigation to determine appropriate reserve amounts.  As of December 31, 2007 and December 31, 2006 the Company’s accruals for probable loss in the aforementioned legal proceeding cases is immaterial.  In addition, the related receivable to reflect probable insurance recoveries is also immaterial.

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

Guarantees

The Company has standby letters of credit and guarantees with various financial institutions.  At December 31, 2007 and December 31, 2006, the Company had $101 million and $127 million, respectively, of outstanding letters of credit and guarantees primarily related to its liabilities for environmental remediation, insurance obligations, European value added tax (VAT) obligations and a pending legal matter.

The letter of credit for the pending legal matter relates to the indemnification liability that Great Lakes may be obligated to pay relating to the OSCA matter described above.  There was no letter of credit at December 31, 2007.  The amount of the letter of credit was $16 million at December 31, 2006.  During the second quarter of 2006, the Company completed its review of this matter and reversed the $10 million accrual as part of the purchase accounting adjustments to goodwill related to the Merger.

The Company has applied the disclosure provisions of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45) to its agreements that contain guarantee or indemnification clauses. The Company is a party to several agreements pursuant to which it may be obligated to indemnify a third party with respect to certain loan obligations of joint venture companies in which the Company has an equity interest.  These obligations arose to provide initial financing for a joint venture start-up, fund an acquisition and provide project capital.  Such obligations range in duration with terms from origination to maturity between five and nine years.  In the event that any of the joint venture companies were to default on these loan obligations, the Company would indemnify the other party up to its proportionate share of the obligation based upon its ownership interest in the joint venture.  At December 31, 2007, the maximum potential future principal and interest payments due under these guarantees was $16 million and $1 million, respectively.  In accordance with FIN 45, the Company has accrued $2 million in reserves, which represents the probability weighted fair value of these guarantees at December 31, 2007. The reserve has been included in long-term liabilities on the consolidated balance sheet at December 31, 2007 with an offset to the investment included in other assets.

The Company also has a customer guarantee, in which the Company has contingently guaranteed certain debt obligations of one of its customers.  At December 31, 2007 and December 31, 2006, the amount of this guarantee was $3 and $2 million, respectively.  Based on past experience and on the underlying circumstances, the Company does not expect to have to perform under this guarantee.

At December 31, 2007, unconditional purchase obligations, primarily for commitments to purchase raw materials and tolling arrangements with outside vendors, amounted to $5 million (2008), $4 million (2009), $7 million (2010), $7 million (2011), $7 million (2012), $62 million (2013 and thereafter) and $92 million in the aggregate.

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

Polymer Additives are chemical additives designed to improve the performance of polymers in their end-use applications.  Polymer additives products include antioxidants, flame retardants, heat stabilizers, impact modifiers, polymerization catalysts and inhibitors, surfactants, processing aids and UV stabilizers.  The products are sold directly to polymer manufacturers and compounders or through plastic industry distributors.  Also included within this segment are other products produced from bromine and brine such as fumigants and clear brine fluids.

Performance Specialties are engineered chemical solutions.  Performance Specialties include petroleum additives that provide detergency, friction modification and corrosion protection in motor oils, greases, refrigeration and turbine lubricants; castable urethane prepolymers engineered to provide superior abrasion resistance and durability in many industrial and recreational applications; and polyurethane dispersions used in various types of coatings such as clear floor finishes, high-gloss paints and textiles treatments.  These products are sold directly to manufacturers and through distribution channels.

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

Other consists of the Company’s non-core businesses that are in the process of being sold or are undergoing strategic assessment.  This category includes certain rubber chemicals and industrial water additives.  The Company’s industrial water additives business was sold in the second quarter of 2006, but the Company continues to receive revenues under supply agreements with the purchaser.

The Company evaluates a segment’s performance based on several factors, of which the primary factor is operating profit (loss).  In computing operating profit (loss) by segment, the following items are not included:  (1)

general corporate expense; (2) amortization; (3) facility closures, severance and related costs; (4) antitrust costs; (5) merger costs; (6) certain accelerated depreciation; (7) the fair value impact of purchase accounting on inventory; (8) in-process research and development; (9) gain on sale of assets and businesses; and (10) impairment of long-lived assets.  Pursuant to FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” these items have been excluded from the Company’s presentation of segment operating profit because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance.  The accounting policies of the reporting segments are the same as those described in Note 1 - Accounting Policies included herein.

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis, including amortization expense.  These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses for executives and corporate managers.  Facility closures, severance and related costs are primarily for severance costs related to the Company’s 2007 and 2006 cost savings initiatives and the 2004 activity-based restructuring initiative.  The antitrust costs are primarily for settlement offers and legal costs associated with antitrust investigations and related civil lawsuits.  Merger costs are non-capitalizable costs associated with the merger of the Company and Great Lakes.  The accelerated depreciation is primarily due to the change in useful life of certain fixed assets associated with the Company’s restructuring programs and divestitures. The fair value impact of purchase accounting on inventory and the write-off of in-process research and development are the direct result of the Merger.  The loss on sale of businesses in 2007 is related primarily to the sale of the Celogen® product line and the loss in 2006 is related primarily to the sale of the Company’s Industrial Water Additives (“IWA”) business.  The impairment of long-lived assets includes impairments in 2007 associated with the sale of the Company’s Marshall, Texas facility, the write-off of construction in progress associated with certain facilities affected by the 2007 restructuring programs, the reduction in the value of certain assets at the Company’s Ravenna, Italy facility and the write-off of construction in progress software costs that no longer will be utilized.  The impairment of long-lived assets in 2006 includes impairments to goodwill, certain tangible and intangible assets of the fluorine business and long-lived assets of the IWA business.  Corporate assets are principally cash and cash equivalents, intangible assets (including goodwill) and other assets (including deferred tax assets) maintained for general corporate purposes.

Certain prior year business segment amounts have been reclassified to conform to the current year presentation.

A summary of business data for the Company’s reportable segments for the years 2007, 2006 and 2005 is as follows:

Information by Business Segment

(In millions)

	2007	2006	2005
Net Sales
Polymer Additives	$1,806	$1,712	$1,249
Performance Specialties	911	670	619
Consumer Products	567	566	261
Crop Protection	352	311	330
Other	111	199	280
Net Sales	$3,747	$3,458	$2,739

	2007	2006	2005
Operating Profit
Polymer Additives	$77	$130	$99
Performance Specialties	140	115	115
Consumer Products	72	70	23
Crop Protection	79	48	74
Other	(6)	(4)	24
Segment Operating Profit	362	359	335

General corporate expense	(118)	(92)	(74)
Amortization	(40)	(41)	(28)
Change in useful life of property, plant and equipment	(40)	(18)	—
Facility closures, severance and related costs	(36)	(5)	(23)
Antitrust costs	(35)	(90)	(49)
Merger costs	—	(17)	(45)
In-process research and development	—	—	(73)
(Loss) gain on sale of businesses	(15)	(11)	3
Impairment of long-lived assets	(19)	(80)	—
Purchase accounting inventory fair value impact	—	—	(37)
Total Operating Profit	59	5	9

Interest expense	(87)	(102)	(108)
Loss on early extinguishment of debt	—	(44)	(55)
Other expense, net	(13)	(6)	(12)
Loss from continuing operations before income taxes and cumulative effect of accounting change	$(41)	$(147)	$(166)

	2007	2006	2005
Depreciation and Amortization
Polymer Additives	$123	$85	$65
Performance Specialties	23	17	18
Consumer Products	13	11	5
Crop Protection	4	7	6
Other	4	5	7
	167	125	101
Corporate	102	79	49
Total continuing operations	269	204	150
Discontinued operations	6	10	11
	$275	$214	$161

	2007	2006	2005
Equity Income
Polymer Additives	$3	$2	$1
Performance Specialties	—	1	—
Other	—	1	1
	$3	$4	$2

	2007	2006	2005
Segment Assets
Polymer Additives	$1,123	$1,257	$1,400
Performance Specialties	464	310	314
Consumer Products	292	303	299
Crop Protection	189	188	186
Other	50	42	80
	2,118	2,100	2,279
Discontinued operations	22	126	153
Corporate	2,276	2,173	2,554
	$4,416	$4,399	$4,986

	2007	2006	2005
Capital Expenditures
Polymer Additives	$72	$58	$40
Performance Specialties	16	12	12
Consumer Products	7	10	4
Crop Protection	4	7	6
Other	3	7	6
	102	94	68
Corporate	13	28	29
Total continuing operations	115	122	97
Discontinued operations	2	6	7
	$117	$128	$104

	2007	2006	2005
Equity Method Investments
Polymer Additives	$17	$18	$37
Performance Specialties	10	21	8
Crop Protection	2	—	—
Consumer Products	—	—	2
Other	—	1	1
	29	40	48
Corporate	4	15	81
	$33	$55	$129

Information by Geographic Segment

(In millions)

Sales are based on location of customer

	2007	2006	2005
Sales
United States	$1,878	$1,718	$1,398
Canada	103	95	85
Latin America	158	167	154
Europe/Africa	1,103	956	731
Asia/Pacific	505	522	371
	$3,747	$3,458	$2,739

	2007	2006	2005
Property, Plant and Equipment
United States	$603	$683	$753
Canada	63	55	56
Latin America	28	11	10
Europe/Africa	300	356	334
Asia/Pacific	38	42	40
	$1,032	$1,147	$1,193

24) ADOPTION OF STAFF ACCOUNTING BULLETIN 108

The Company adopted the provisions of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements”, (SAB 108) in the quarter ended December 31, 2006.  As a result of adopting SAB 108 and electing to use the one-time transitional adjustment, the Company made an adjustment to the opening balance of retained earnings for $12 million ($4 million net of tax).  This change in opening retained earnings relates to the items noted below which represented an insignificant adjustment in each period on the Company’s Statement of Operations utilizing the rollover method.

Patent and Trademark Costs

The Company previously capitalized and amortized patent and trademark costs associated with maintenance fees ($6 million) and did not reduce capitalized costs for patent or trademarks that were abandoned ($8 million). These costs accumulated from the mid-1990’s through 2005 and totaled approximately $14 million ($9 million, net of tax) at December 31, 2005.  The effect of these misstatements on the amount of depreciation and amortization and SG&A reported by the Company for each period is noted in the chart below.

Bond Discount

The Company previously amortized bond discounts under the straight-line method.  However, in accordance with generally accepted accounting principles, these costs should have been amortized based on the effective-interest rate method.  The difference in the two amortization methods yields only small differences in results under the rollover method each year.  However, the accumulation of these small amounts over time can result in a more significant charge under the iron curtain method.  From 1999 through 2005 the Company over expensed $5 million ($3 million after tax) of interest under the straight-line method of amortization. The effect of these misstatements on the amount of interest expense reported by the Company for each period is noted in the chart below.

Tax Credit

During the fourth quarter of 2006, the Company determined that a deferred tax liability for a subsidiary in Brazil which had been appropriately created in 2004, had not been correctly reversed during 2005 causing the deferred tax balance to become overstated at the end of 2005 by $3 million. The effect of this misstatement on the amount of tax expense reported by the Company for 2005 is noted in the chart below.

Prior Year Inventory Adjustments

During the Company’s review of balance sheet accounts in 2006 the Company identified certain items related to the capitalization of inventory costs related to years ending in 2001, 2004 and 2005.

Intercompany Profit Elimination Inventory

The Company identified $2 million ($1 million net of tax) of costs related to intercompany profit in 2001 that had not been properly eliminated from inventory.

Inventory in-Transit Adjustment

The Company identified $2 million ($2 million net of tax) of costs associated with in-transit inventory that were not properly deducted from inventory during 2004 and 2005.  This item related to the previous Great Lakes entity for the quarters in 2004 and the first half of 2005 and, therefore, had no impact on the statement of operations of the Company for those periods as this was prior to the Great Lakes merger date.  The effect of these misstatements on cost of products sold reported by the Company for the second half of 2005 represented $1 million ($1 million net of tax) with the remaining $2 million ($1 million net of tax) increasing the goodwill associated with the purchase of Great Lakes.

Summary

The following chart represents the effect of these changes on line item classifications in the statement of operations for each year the misstatement related to as well as the total effect to opening retained earnings at January 1, 2006:

(In millions) Increase/(decrease)	Cost of Products Sold	Depreciation and Amortization/ SG&A	Interest Expense	Tax Expense	Net Effect to Retained Earnings at 1/1/2006
Years prior to 2004	$2	$11	$(3)	$(4)	$6
2004	—	2	(1)	—	1
2005	1	1	(1)	(4)	(3)
Total	$3	$14	$(5)	$(8)	$4

25) GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA

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

Condensed Consolidating Statement of Operations

Year ended December 31, 2007

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$3,747	$(1,410)	$1,385	$1,134	$2,638

Cost of products sold	2,862	(1,410)	1,119	841	2,312
Selling, general and administrative	393	—	139	95	159
Depreciation and amortization	269	—	94	57	118
Research and development	62	—	23	13	26
Facility closures, severance and related costs	36	—	1	2	33
Antitrust costs	35	—	35	—	—
Loss on sale of businesses	15	—	15	—	—
Impairment of long-lived assets	19	—	3	3	13
Equity income	(3)	—	—	—	(3)

Operating profit (loss)	59	—	(44)	123	(20)

Interest expense	87	—	82	19	(14)
Other (income) expense, net	13	—	11	17	(15)
Equity in net (earnings) loss of subsidiaries from continuing operations	—	10	(39)	29	—

Earnings (loss) from continuing operations before income taxes and cumulative effect of accounting change	(41)	(10)	(98)	58	9
Income tax expense (benefit)	4	—	(92)	75	21

Earnings (loss) from continuing operations	(45)	(10)	(6)	(17)	(12)
Earnings from discontinued operations	18	—	3	9	6
Gain on sale of discontinued operations	24	—	—	17	7

Net earnings (loss)	$(3)	$(10)	$(3)	$9	$1

Condensed Consolidating Balance Sheet

as of December 31, 2007

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
ASSETS
Current assets	$1,381	$—	$302	$261	$818
Intercompany receivables	—	(13,886)	9,012	902	3,972
Investment in subsidiaries	—	(13,797)	4,085	1,402	8,310
Property, plant and equipment	1,032	—	247	361	424
Cost in excess of acquired net assets	1,309	—	148	512	649
Other assets	694	—	100	314	280
Total assets	$4,416	$(27,683)	$13,894	$3,752	$14,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$681	$—	$197	$216	$268
Intercompany payables	—	(13,967)	10,737	46	3,184
Long-term debt	1,058	—	635	420	3
Other long-term liabilities	824	—	249	260	315
Total liabilities	2,563	(13,967)	11,818	942	3,770
Stockholders’ equity	1,853	(13,716)	2,076	2,810	10,683
Total liabilities and stockholders' equity	$4,416	$(27,683)	$13,894	$3,752	$14,453

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2007

(In millions)

					Non-
			Parent	Guarantor	Guarantor
Increase (decrease) to cash	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3)	$(10)	$(3)	$9	$1
Adjustments to reconcile net loss to net cash provided by operations:
Loss on sale of businesses	15	—	15	—	—
Loss (gain) on sale of discontinued operations	(24)	—	—	(17)	(7)
Impairment of long-lived assets	19	—	3	3	13
Depreciation and amortization	275	—	100	57	118
Stock-based compensation expense	10	—	10	—	—
Equity income	(3)	—	—	—	(3)
Changes in assets and liabilities, net	(140)	10	(137)	(39)	26
Net cash provided by operations	149	—	(12)	13	148

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	186	—	114	41	31
Cash acquired in acquisitions, net of transaction costs paid	(165)	—	—	—	(165)
Capital expenditures	(117)	—	(29)	(53)	(35)
Other investing activities	13	—	13	—	—
Net cash provided by (used in) investing activities	(83)	—	98	(12)	(169)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) short-term borrowings	(48)	—	(40)	(1)	(7)
Dividends paid	(48)	—	(48)	—	—
Proceeds from exercise of stock options	7	—	7	—	—
Other financing activities	(1)	—	(1)	—	—
Net cash used in financing activities	(90)	—	(82)	(1)	(7)

CASH
Effect of exchange rates on cash and cash equivalents	6	—	—	—	6
Change in cash and cash equivalents	(18)	—	4	—	(22)
Cash and cash equivalents at beginning of period	95	—	2	2	91
Cash and cash equivalents at end of period	$77	$—	$6	$2	$69

Condensed Consolidating Statement of Operations

Year ended December 31, 2006

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$3,458	$(1,365)	$386	$2,015	$2,422

Cost of products sold	2,602	(1,365)	386	1,517	2,064
Selling, general and administrative	387	—	33	165	189
Depreciation and amortization	204	—	36	106	62
Research and development	61	—	(1)	37	25
Facility closures, severance and related costs	5	—	(4)	—	9
Antitrust costs	90	—	1	92	(3)
Merger costs	17	—	1	15	1
Loss on sale of businesses	11	—	—	8	3
Impairment of long-lived assets	80	—	—	75	5
Equity income	(4)	—	—	(2)	(2)

Operating profit (loss)	5	—	(66)	2	69

Interest expense	102	—	66	28	8
Loss on early extinguishment of debt	44	—	44	—	—
Other expense (income), net	6	—	(16)	22	—
Equity in net (earnings) loss of subsidiaries from continuing operations	—	(2)	11	(8)	(1)

(Loss) earnings from continuing operations before income taxes and cumulative effect of accounting change	(147)	2	(171)	(40)	62
Income tax expense (benefit)	126	—	82	(20)	64

(Loss) earnings from continuing operations	(273)	2	(253)	(20)	(2)
Earnings (loss) from discontinued operations	20	—	—	8	12
Gain on sale of discontinued operations	47	—	38	—	9

Net (loss) earnings	$(206)	$2	$(215)	$(12)	$19

Condensed Consolidating Balance Sheet

as of December 31, 2006

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
ASSETS
Current assets	$1,385	$—	$413	$216	$756
Intercompany receivables	—	(11,382)	7,627	747	3,008
Investment in subsidiaries	—	(8,167)	3,873	170	4,124
Property, plant and equipment	1,147	—	366	314	467
Cost in excess of acquired net assets	1,177	—	139	566	472
Other assets	690	—	163	276	251
Total assets	$4,399	$(19,549)	$12,581	$2,289	$9,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$888	$—	$405	$202	$281
Intercompany payables	—	(11,382)	9,010	64	2,308
Long-term debt	1,063	—	632	426	5
Other long-term liabilities	769	—	445	119	205
Total liabilities	2,720	(11,382)	10,492	811	2,799
Stockholders’ equity	1,679	(8,167)	2,089	1,478	6,279
Total liabilities and stockholders’ equity	$4,399	$(19,549)	$12,581	$2,289	$9,078

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2006

(In millions)

					Non-
			Parent	Guarantor	Guarantor
Increase (decrease) to cash	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(206)	$2	$(215)	$(12)	$19
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operations:
Loss on sale of businesses	11	—	—	8	3
Gain on sale of discontinued operations	(47)	—	(38)	—	(9)
Gain on sale of equity interest in venture	(6)	—	—	(6)	—
Impairment of long-lived assets	80	—	—	75	5
Loss on early extinguishment of debt	44	—	44	—	—
Depreciation and amortization	214	—	36	116	62
Stock-based compensation expense	14	—	14	—	—
Equity income	3	—	—	5	(2)
Changes in assets and liabilities, net	144	(2)	176	(157)	127
Net cash provided by operations	251	—	17	29	205

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	196	—	115	28	53
Cash acquired in acquisitions, net of transaction costs paid	(9)	—	—	(9)	—
Merger transaction costs paid	(8)	—	—	(3)	(5)
Capital expenditures	(128)	—	(16)	(69)	(43)
Net cash provided by (used in) investing activities	51	—	99	(53)	5

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on credit facility	(414)	—	(225)	—	(189)
Payments on long-term borrowings	(324)	—	(324)	—	—
Proceeds from long-term borrowings	497	—	497	—	—
Proceeds from (payments on) short-term borrowings	(16)	—	30	(1)	(45)
Premium paid on early extinguishment of debt	(36)	—	(36)	—	—
Payments for debt issuance costs	(6)	—	(6)	—	—
Dividends paid	(48)	—	(48)	—	—
Repayment of insurance policy loan	(10)	—	(10)	—	—
Proceeds from exercise of stock options	3	—	3	—	—
Other financing activities	(1)	—	1	(2)	—
Net cash (used in) provided by financing activities	(355)	—	(118)	(3)	(234)

CASH
Effect of exchange rates on cash and cash equivalents	9	—	—	—	9
Change in cash and cash equivalents	(44)	—	(2)	(27)	(15)
Cash and cash equivalents at beginning of period	139	—	4	29	106
Cash and cash equivalents at end of period	$95	$—	$2	$2	$91

Condensed Consolidating Statement of Operations

Year ended December 31, 2005

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$2,739	$(608)	$492	$1,410	$1,445

Cost of products sold	2,019	(608)	413	1,033	1,181
Selling, general and administrative	326	—	70	128	128
Depreciation and amortization	150	—	41	56	53
Research and development	50	—	2	25	23
Facility closures, severance and related costs	23	—	13	10	—
Antitrust costs	49	—	—	27	22
Merger costs	45	—	6	35	4
In-process research and development	73	—	—	49	24
Gain on sale of businesses	(3)	—	—	(3)	—
Equity income	(2)	—	—	(1)	(1)

Operating profit (loss)	9	—	(53)	51	11

Interest expense	108	—	91	16	1
Loss on early extinguishment of debt	55	—	55	—	—
Other expense (income), net	12	—	—	46	(34)
Equity in net (earnings) loss of subsidiaries from continuing operations	—	(36)	47	(3)	(8)

(Loss) earnings from continuing operations before income taxes and cumulative effect of accounting change	(166)	36	(246)	(8)	52
Income tax expense (benefit)	49	—	(61)	58	52

(Loss) earnings from continuing operations	(215)	36	(185)	(66)	—
Earnings from discontinued operations	33	—	2	18	13
(Loss) gain on sale of discontinued operations	(4)	—	(34)	—	30
Cumulative effect of accounting change	(1)	—	—	—	(1)
Net (loss) earnings	$(187)	$36	$(217)	$(48)	$42

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2005

(In millions)

			Parent	Guarantor	Non-Guarantor
Increase (decrease) to cash	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(187)	$36	$(217)	$(48)	$42
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operations:
Gain on sale of businesses	(3)	—	—	(3)	—
Loss (gain) on sale of discontinued operations	4	—	34	—	(30)
Loss on early extinguishment of debt	55	—	55	—	—
Depreciation and amortization	161	—	43	64	54
Stock-based compensation expense	5	—	5	—	—
Equity income	(2)	—	—	(1)	(1)
In-process research and development	73	—	—	49	24
Cumulative effect of accounting change	1	—	—	—	1
Changes in assets and liabilities, net	(186)	(36)	172	(2)	(320)
Net cash (used in) provided by operations	(79)	—	92	59	(230)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	109	—	91	—	18
Cash acquired in acquisitions, net of transaction costs paid	41	—	(12)	47	6
Capital expenditures	(104)	—	(13)	(57)	(34)
Other investing activities	5	—	(1)	—	6
Net cash provided by (used in) investing activities	51	—	65	(10)	(4)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) credit facility	383	—	225	(21)	179
Payments on long-term borrowings	(406)	—	(396)	(10)	—
Proceeds from long-term borrowings	9	—	—	9	—
Proceeds from short-term borrowings	36	—	—	—	36
Premium paid on early extinguishment of debt	(41)	—	(41)	—	—
Payments for debt issuance costs	(2)	—	(2)	—	—
Dividends paid	(36)	—	(36)	—	—
Proceeds from exercise of stock options	75	—	75	—	—
Other financing activities	(1)	—	(1)	—	—
Net cash provided by (used in) financing activities	17	—	(176)	(22)	215

CASH
Effect of exchange rates on cash and cash equivalents	(9)	—	—	—	(9)
Change in cash and cash equivalents	(20)	—	(19)	27	(28)
Cash and cash equivalents at beginning of period	159	—	23	2	134
Cash and cash equivalents at end of period	$139	$—	$4	$29	$106

26)  SUMMARIZED UNAUDITED QUARTERLY FINANCIAL DATA

(In millions, except per share data)	2007
	First		Second		Third	Fourth
Net sales	$889		$1,038		$929	$891
Gross profit	$207		$260		$208	$210

(Loss) earnings from continuing operations	$(20	)(a)	$(23	)(b)	$1 (c)	$(3	)(d)
Earnings from discontinued operations	5		6		3	4
Gain (loss) on sale of discontinued operations	2		25		(2)	(1)
Net (loss) earnings	$(13)		$8		$2	$—

Basic and diluted per share data (e):
(Loss) earnings from continuing operations	$(0.08)		$(0.09)		$0.01	$(0.02)
Earnings from discontinued operations	0.02		0.02		0.01	0.02
Gain (loss) on sale of discontinued operations	0.01		0.10		(0.01)	—
Net (loss) earnings	$(0.05)		$0.03		$0.01	$—

	2006
	First		Second		Third		Fourth
Net sales	$848		$949		$852		$809
Gross profit	$230		$251		$207		$168

Earnings (loss) from continuing operations	$9	(f)	$(5	)(g)	$(91	)(h)	$(186	)(i)
Earnings from discontinued operations	4		6		5		5
Gain on sale of discontinued operations	—		—		46		1
Net earnings (loss)	$13		$1		$(40)		$(180)

Basic and diluted per share data (e):
Earnings (loss) from continuing operations	$0.03		$(0.02)		$(0.38)		$(0.77)
Earnings from discontinued operations	0.02		0.02		0.02		0.02
Gain on sale of discontinued operations	—		—		0.19		0.01
Net earnings (loss)	$0.05		$—		$(0.17)		$(0.74)

(a)          Loss from continuing operations for the first quarter of 2007 includes pre-tax charges for facility closures of $3 million and antitrust costs of $12 million.

(b)         Loss from continuing operations for the second quarter of 2007 includes pre-tax charges for facility closures of $22 million, antitrust costs of $18 million, loss on sale of business relating to Celogen® of $15 million and asset impairment charges of $7 million related to the Marshall, Texas facility and the 2007 restructuring programs.

(c)          Earnings from continuing operations for the third quarter of 2007 includes pre-tax charges for facility closures of $9 million, antitrust costs of $2 million, gain on sale of business relating to Celogen® of $1 million and asset impairment charges of $8 million related to the Ravenna, Italy facility.

(d)         Earnings from continuing operations for the fourth quarter of 2007 includes pre-tax charges for antitrust costs of $3 million, asset impairment charges of $3 million, facility closures of $2 million, a $4 million benefit from the sales of a product line in the Crop Protection segment and a gain on sale of business relating to the sale of certain antioxidants assets to the buyer of the optical monomers business of $1 million.

(e)          The sum of the earnings per common share for the four quarters may not equal the total earnings per common share for the full year due to quarterly changes in the average number of shares outstanding.

(f)            Earnings from continuing operations for the first quarter of 2006 includes pre-tax charges for facility closures of $1 million, antitrust costs of $13 million and merger costs of $10 million.

(g)         Loss from continuing operations for the second quarter of 2006 includes a credit for facility closures of $4 million and pre-tax charges for antitrust costs of $32 million, merger costs of $5 million, loss on sale of business relating to IWA of $12 million, asset impairment costs of $5 million related to IWA and loss on early extinguishment of debt of $20 million.

(h)         Loss from continuing operations for the third quarter of 2006 includes pre-tax charges for facility closures of $1 million, antitrust costs of $26 million, merger costs of $1 million, gain on sale of business relating to IWA of $1 million, asset impairment charges of $75 million related to fluorine goodwill, tangible and intangible assets and loss on early extinguishment of debt of $24 million.

(i)             Loss from continuing operations for the fourth quarter of 2006 includes pre-tax charges for facility closures of $7 million, antitrust costs of $19 million and merger costs of $1 million.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Chemtura Corporation:

We have audited the accompanying consolidated balance sheets of Chemtura Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement Schedule II, Valuation and Qualifying Accounts.  We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A.(b)).  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company’s review of its income tax accounts has been identified and included in management's assessment as of December 31, 2007.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemtura Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Also, in our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Chemtura Corporation and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.  Our opinion on the effectiveness of internal control over financial reporting does not affect our opinion on the consolidated financial statements.

As discussed in Note 1 to Notes to Consolidated Financial Statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements as of January 1, 2006, and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006, and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007.

/s/  KPMG LLP

Stamford, Connecticut

March 17, 2008

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

As of December 31, 2007, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2007 were not effective because of a material weakness in internal control over financial reporting described below.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation of internal control over financial reporting, management identified the following material weakness as of December 31, 2007.

The Company did not provide adequate oversight to ensure timely and effective review of its income tax accounts.  This deficiency resulted in a material misstatement of the Company’s deferred income tax accounts in its preliminary financial statements as of December 31, 2007.

As a result of the material weakness described above, management concluded that Chemtura’s internal control over financial reporting was not effective as of December 31, 2007, based on the criteria identified above.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report, which is included elsewhere within this Form 10-K, on the effectiveness of Chemtura’s internal control over financial reporting.

(c) Remediation Activities

In the fourth quarter of 2007, the Company engaged in the following remediation activities:

•      Additional review procedures at September 30, 2007 to ensure early identification of year end issues

•      Implementation of tax accounting software to improve the Company’s record keeping related to tax matters and to automate certain tax calculations

•      Accounting and tax resources added, including additional tax consultants

•      Accounting and tax training for US and international team

The Company is currently evaluating the impact of these activities as it relates to the material weakness in internal control over financial reporting described above and evaluating what further actions are necessary to remediate the material weakness.

(d) Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred in fourth quarter ended December 31,2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information called for by this item concerning directors of the Corporation and committees of the Board of Directors is included in the definitive proxy statement for the Corporation’s Annual Meeting of Stockholders to be held on May 14, 2008, under the captions “Election of Six Directors,” “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which is to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, and such information is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

Information called for by this item is included in the definitive proxy statement for the Corporation’s Annual Meeting of Stockholders to be held on May 14, 2008, under the caption “Officers’ and Directors’ Compensation,” which is to be filed with the Commission pursuant to Regulation 14A and such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth herein, information called for by this item is included in the definitive proxy statement for the Corporation’s Annual Meeting of Stockholders to be held on May 14, 2008, under the captions “Principal Holders of Voting Securities” and “Security Ownership of Management,” which is to be filed with the Commission pursuant to Regulation 14A, and such information is incorporated herein by reference.

The following table provides information about shares of the Corporation’s common stock that may be issued upon the exercise of options, warrants and rights under the Corporation’s equity compensation plans as of December 31, 2007:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c))
	(in millions)		(in millions)

Plan Category
Equity compensation plans approved by security holders (1)	11.2	$10.30	9.1	(2)
Equity compensation plans not approved by security holders (3)	0.4	$7.44	—

Total	11.6	$10.19	9.1

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

(2)   Includes 1.1 million of common stock available for future issuance as of December 31, 2007 for the Crompton Corporation 2001 Employee Stock Purchase Plan.

(3)          Includes Crompton Corporation 2001 Employee Stock Option Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by this item is included in the definitive proxy statement for the Corporation’s Annual Meeting of Stockholders to be held on May 14, 2008, under the caption “Principal Accountant Fees and Services,” which is to be filed with the Commission pursuant to Regulation 14A, and such information is incorporated herein by reference.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

1.               Financial statements and Report of Independent Registered Public Accounting Firm, as required by Item 8 of this form.

         (i)     Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005;
         (ii)    Consolidated Balance Sheets as of December 31, 2007 and 2006;

         (iii)   Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005;
         (iv)   Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and

                 2005;
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

3(ii)	By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to the Registrant’s March 31, 2006 10-Q).

3(iii)	Amendment to the By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to the Registrant’s Form 8-K dated April 30, 2007. (“April 30, 2007 8-K”)).

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

4.22

Master Trust Agreement, effective January 2, 2007, between Chemtura Corporation and The Northern Trust Company covering three tax-qualified employee benefit plans of the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated January 5, 2007 (“January 5, 2007 8-K”)).

4.23

Amendment No. 7 dated as of May 25, 2007, to the Credit Agreement dated as of July 1, 2005, by and among Chemtura Corporation, as Borrower, various lenders and Citibank, N.A. as Agent, as amended, with its lenders that amended Section 5.02(f)(ix) to approve the sale of certain Company businesses so long as, to the extent there are borrowings outstanding, the net cash proceeds from the sale of these businesses are used to prepay such borrowings (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated May 29, 2007 (“May 29, 2007 8-K”)).

4.24

Amendment No. 8 dated as of July 31, 2007, to the Credit Agreement, dated as of July 1, 2005, by and among Chemtura Corporation, as Borrower, various lenders and Citibank, N.A., as Agent. Pursuant to the Amendment, the Company amended and restated the 2005 Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated August 6, 2007 (“August 6, 2007 8-K”)).

4.25

Pledge Agreement dated as of July 14, 2007, in order to comply with Section 5.01(j) of the Credit Agreement dated as of July 1, 2005, among Chemtura Corporation, Citibank, N.A., as agent, and the lenders and agents party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated June 21, 2007 (“June 21, 2007 8-K”)).

4.26

Amended and Restated Pledge Agreement, from the pledgors referred to therein to Citibank, N.A., as agent, dated as of July 31, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated August 6, 2007 (“August 6, 2007 8-K”)).

4.27

Amendment No. 1 dated as of September 30, 2007, to the Amended and Restated Credit Agreement dated as of
July 31, 2007 with its lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated November 5, 2007 (“November 5, 2007 8-K”)).

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

10.78

Separation Agreement and General Release dated April 1, 2007, by and between Marcus Meadows-Smith and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s June 5, 2007 Form 8-K (“June 5, 2007 8-K”)).

10.79

Separation Agreement and General Release dated April 1, 2007, by and between Karen R. Osar and the Registrant (Incorporated by reference to Exhibit 10.1 to the Registrant’s May 9, 2007 Form 8-K (“May 9, 2007 8-K”)).

10.80

Employment of Stephen C. Forsyth was accompanied by a sign-on bonus, performance-based restricted stock, restricted stock grant, stock options, participation in the Management Incentive Plan, Key Executive and Key Employee Severance Plan, Supplemental Savings Plan, and the “Flexperq” Program (incorporated by reference to the Registrant’s April 9, 2007 Form 8-K (“April 9, 2007 8-K”)).

10.81	2007 Chemtura Corporation Management Incentive Plan, effective March 28, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s March 29, 2006 Form 8-K (“March 29, 2006 8-K”)).

10.82	2007-2009 Chemtura Corporation Long-Term Incentive Plan, effective March 28, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s March 29, 2006 Form 8-K (“March 29, 2006 8-K”)).

10.83	Chemtura Corporation Executive and Key Employee Severance Plan, effective April 15, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s April 26, 2006 Form 8-K (“April 26, 2006 8-K”)).

10.84	Agreement dated November 28, 2007 by and between the Registrant and David G. Dickey.

18

Independent Registered Public Accounting Firm’s Preferability Letter concerning the change in the measurement date for the Company’s defined benefit and other post-retirement benefit plans from December 31 to November 30 (incorporated by reference to Exhibit 18 to the Registrant’s 2005 Form 10-K).

21	Subsidiaries of the Registrant.*

23	Consent of Independent Registered Public Accounting Firm. *

24	Form of Power of Attorney from directors and executive officers of the Registrant authorizing signature of this report.* (Original on file at principal executive offices of Registrant).

31.1	Certification of Periodic Financial Reports by the Registrant’s Chief Executive Officer (Section 302).*

31.2	Certification of Periodic Financial Reports by the Registrant’s Chief Financial Officer (Section 302).*

32.1	Certification of Periodic Financial Reports by the Registrant’s Chief Executive Officer (Section 906) .*

32.2	Certification of Periodic Financial Reports by the Registrant’s Chief Financial Officer (Section 906).*

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

CHEMTURA CORPORATION

(Registrant)

Date: March 17, 2008	By:	/s/ Stephen C. Forsyth
Stephen C. Forsyth
Executive Vice President, Chief Financial Officer
and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title

Robert L. Wood	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

Stephen C. Forsyth	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Kevin V. Mahoney	Senior Vice President and Corporate Controller (Principal Accounting Officer)

Nigel D. T. Andrews*	Director

James W. Crownover*	Director

Robert A. Fox*	Director

Edward P. Garden*	Director

Martin M. Hale*	Director

Roger L. Headrick*	Co-lead Director

Mack G. Nichols*	Director

C. A. Piccolo*	Co-lead Director

Bruce F. Wesson*	Director

Date: March 17, 2008	*By:	/s/ Stephen C. Forsyth
Stephen C. Forsyth
as attorney-in-fact

Schedule II

Valuation and Qualifying Accounts

(In millions of dollars)

		Additions
	Balance at	charged to							Balance
	beginning	costs and							at end
	of year	expenses	Deductions		Acquisition		Other		of year
Fiscal Year ended December 31, 2007:
Allowance for doubtful accounts	$32	4	(7	)(a)	—		3	(d)	32
Reserve for customer rebates	29	45	(48	)(b)	—		1	(d)	27

Fiscal Year ended December 31, 2006:
Allowance for doubtful accounts	$31	20	(20	)(a)	—		1	(d)	32
Reserve for customer rebates	33	51	(56	)(b)	—		1	(d)	29

Fiscal Year ended December 31, 2005:
Allowance for doubtful accounts	$22	11	(10	)(a)	8	(c)	—		31
Reserve for customer rebates	30	74	(85	)(b)	15	(c)	(1)	(d)	33

(a)          Represents primarily accounts written off as uncollectible (net of recoveries).

(b)         Represents primarily payment to the customers.

(c)          Represents balances acquired as a result of the merger with Great Lakes Chemical Corporation.

(d)         Represents primarily the translation effect of balances denominated in foreign currencies.