Form 10-Q
period 2008-03-31
Chemtura CORP
filed 2008-05-09
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

(Commission File Number) 1-15339

CHEMTURA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	52-2183153
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

199 Benson Road, Middlebury, Connecticut	06749
(Address of principal executive offices)	(Zip Code)

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

☒Yes	☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes	☒No

The number of shares of common stock outstanding as of the latest practicable date is as follows:

Number of shares outstanding
Class	at March 31, 2008
Common Stock - $.01 par value	242,172,949

CHEMTURA CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements and Accompanying Notes

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Quarter ended March 31, 2008 and 2007

(In millions, except per share data)

	Quarter ended March 31,
	2008	2007

Net sales	$909	$889

Cost of goods sold	725	687
Selling, general and administrative	85	98
Depreciation and amortization	69	63
Research and development	14	16
Facility closures, severance and related costs	—	3
Antitrust costs	—	12
Loss on sale of business	23	—
Equity income	(1)	(1)
Operating (loss) profit	(6)	11
Interest expense	(20)	(23)
Other income, net	14	2

Loss from continuing operations before income taxes	(12)	(10)
Income tax expense	(9)	(10)

Loss from continuing operations	(21)	(20)
Earnings from discontinued operations	—	5
Gain on sale of discontinued operations	—	2
Net loss	$(21)	$(13)

Basic earnings (loss) per common share:
Loss from continuing operations	$(0.09)	$(0.08)
Earnings from discontinued operations	—	0.02
Gain on sale of discontinued operations	—	0.01
Net loss	$(0.09)	$(0.05)

Diluted earnings (loss) per common share:
Loss from continuing operations	$(0.09)	$(0.08)
Earnings from discontinued operations	—	0.02
Gain on sale of discontinued operations	—	0.01
Net loss	$(0.09)	$(0.05)

Dividends per common share	$0.05	$0.05

Weighted average shares outstanding - basic	242.1	241.1

Weighted average shares outstanding - diluted	242.1	241.1

See accompanying notes to consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2008 (Unaudited) and December 31, 2007
(In millions, except per share data)

	March 31,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$115	$77
Accounts receivable	374	389
Inventories	707	676
Other current assets	251	239
Total current assets	1,447	1,381

NON-CURRENT ASSETS
Property, plant and equipment	975	1,032
Goodwill	1,320	1,309
Intangible assets, net	571	585
Other assets	120	109

	$4,433	$4,416

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term borrowings	$16	$5
Accounts payable	317	285
Accrued expenses	319	353
Income taxes payable	40	38
Total current liabilities	692	681

NON-CURRENT LIABILITIES
Long-term debt	1,076	1,058
Pension and post-retirement health care liabilities	359	361
Other liabilities	400	463

STOCKHOLDERS’ EQUITY
Common stock - $0.01 par value Authorized - 500.0 shares Issued - 253.7 shares at March 31, 2008 and 253.6 shares at December 31, 2007	3	3
Additional paid-in capital	3,031	3,028
Accumulated deficit	(1,212)	(1,179)
Accumulated other comprehensive income	251	168
Treasury stock at cost - 11.5 shares	(167)	(167)
Total stockholders’ equity	1,906	1,853

	$4,433	$4,416

See accompanying notes to consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Quarter ended March 31, 2008 and 2007
(In millions)

	Quarter ended March 31,
Increase (decrease) in cash	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21)	$(13)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Loss on sale of business	23	—
Gain on sale of discontinued operations	—	(2)
Depreciation and amortization	69	65
Stock-based compensation expense	3	3
Equity income	(1)	(1)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(91)	(96)
Accounts receivable - securitization	98	48
Inventories	(52)	(31)
Accounts payable	34	11
Pension and post-retirement health care liabilities	(6)	(4)
Other	(40)	(11)
Net cash provided by (used in) operations	16	(31)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	62	—
Payments for acquisitions, net of cash acquired	(26)	(160)
Capital expenditures	(23)	(20)
Net cash provided by (used in) investing activities	13	(180)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facility, net	50	240
Payments on long term borrowings	(31)	—
Proceeds from (payments on) short term borrowings	1	(22)
Dividends paid	(12)	(12)
Proceeds from exercise of stock options	—	2
Other financing activities	(1)	(1)
Net cash provided by financing activities	7	207

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	2	1
Change in cash and cash equivalents	38	(3)
Cash and cash equivalents at beginning of period	77	95
Cash and cash equivalents at end of period	$115	$92

See accompanying notes to consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

The information in the foregoing consolidated financial statements for the quarters ended March 31, 2008 and March 31, 2007 is unaudited, but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature, except as otherwise disclosed in the accompanying notes to the consolidated financial statements.

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

Certain reclassifications have been made to the prior period financial information to conform to the current period presentation.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2007 Annual Report on Form 10-K.  The consolidated results of operations for the quarter ended March 31, 2008 are not necessarily indicative of the results expected for the full year.

ACCOUNTING POLICIES

Operating Costs and Expenses

Cost of goods sold (“COGS”) includes all costs incurred in manufacturing goods, including raw materials, direct manufacturing costs and manufacturing overhead.  COGS also includes warehousing, distribution, engineering, purchasing, customer service, environmental, health and safety functions, and shipping and handling costs for outbound product shipments.  Selling, general and administrative expenses (“SG&A”) include costs and expenses related to the following functions and activities: selling, advertising, legal, provision for doubtful accounts, corporate facilities and corporate administration.  SG&A also includes accounting, information technology, finance and human resources, excluding direct support in manufacturing operations, which is included as COGS.  Research and development expenses (“R&D”) include basic and applied research and development activities of a technical and non-routine nature.  R&D costs are expensed as incurred.  COGS, SG&A and R&D expenses exclude depreciation and amortization expenses, which are presented on a separate line in the consolidated statements of operations.

Other income, net

The following table is a summary of items included in the other income, net line in the consolidated statements of operations for all periods presented.

	Quarter ended March 31,
(In millions)	2008	2007
Cost of securitization programs	$(4)	$(6)
Foreign exchange gain	19	6
Interest income	1	1
Minority interest loss	(1)	—
Other items, individually less than $1	(1)	1
Other income, net	$14	$2

Other Items

Cash and cash equivalents include bank term deposits with original maturities of three months or less.  Included in cash and cash equivalents in the Company’s consolidated balance sheets at March 31, 2008 and December 31, 2007 are $1 million and $2 million, respectively, of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.

Included in accounts receivable are allowances for doubtful accounts of $33 million and $32 million at March 31, 2008 and December 31, 2007, respectively.

During the first three months of 2008 and 2007, the Company made interest payments of approximately $21 million and $23 million, respectively.  During the first three months of 2008 and 2007, the Company made payments for income taxes (net of refunds) of $8 million and $17 million, respectively.

Earnings from discontinued operations for the first quarter of 2007 were $5 million (net of $2 million of tax) and reflect the EPDM, fluorine and optical monomers businesses.  In the first quarter of 2007, the gain on sale of discontinued operations of $2 million (net of $1 million of tax) represented the recognition of the final contingent earn-out proceeds related to the sale of the OrganoSilicones business.

ACCOUNTING DEVELOPMENTS

Implemented in 2008

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The provisions of Statement No. 159 are effective as of the beginning of the Company’s 2008 fiscal year.  As of March 31, 2008, the Company elected to not fair value existing eligible items.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” which establishes a comprehensive framework for measuring fair value and expands disclosures about fair value measurements. The provisions of Statement No. 157, specifically for financial assets and liabilities, are effective as of the beginning of the Company’s 2008 fiscal year.  The Company values financial instruments using observable market based inputs where they exist.  The Company carries derivative instruments at fair value.

Future Implementations

In February 2008, the FASB issued FSP 157-2, which delays the effective date of Statement No. 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008.  The Company is currently evaluating the potential impact that the application of Statement No. 157 to its nonfinancial assets and liabilities will have on its consolidated results of operations.

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which will require companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows.  The provisions of Statement No. 161 are effective as of the beginning of the Company’s 2009 fiscal year.  The Company is assessing the impact of adopting Statement No. 161 on its financial position and results of operations.

2) COMPREHENSIVE INCOME (LOSS)

An analysis of the Company’s comprehensive income (loss) follows:

	Quarter ended March 31,
(In millions)	2008	2007
Net loss	$(21)	$(13)
Other comprehensive income:
Foreign currency translation adjustments	79	2
Unrecognized pension and other post-retirement benefit costs (net of tax)	2	—
Change in fair value of derivatives (net of tax)	2	7
Comprehensive income (loss)	$62	$(4)

The components of accumulated other comprehensive income at March 31, 2008 and December 31, 2007 are as follows:

	March 31,	December 31,
(In millions)	2008	2007
Foreign currency translation adjustment	$331	$252
Unrecognized pension and other post-retirement benefit costs (net of tax)	(82)	(84)
Fair value of derivatives (net of tax)	2	—
Accumulated other comprehensive income	$251	$168

Reclassifications from other comprehensive income to earnings related to the Company’s natural gas price swap contracts were immaterial during the quarter ended March 31, 2008 and a pre-tax loss of $5 million during the quarter ended March 31, 2007.

3) ACQUISITIONS AND DIVESTITURES

Baxenden Acquisition

On February 29, 2008, the Company acquired the remaining stock of Baxenden Chemicals Limited Plc.  The Company previously held 53.5% of Baxenden’s stock.  The Company is in the process of completing the purchase accounting associated with the transaction.

GLCC Laurel Acquisition

On March 12, 2008, the Company purchased the remaining 50% interest in GLCC Laurel, LLC.  The Company is in the process of completing the purchase accounting associated with the transaction.

Fluorine Divestiture

On January 31, 2008, the Company completed the sale of its fluorine chemical business located at the Company’s El Dorado, Arkansas facility for an immaterial net loss.  The assets sold consisted of patents and intangible assets of $12 million, inventory of $8 million, fixed assets of $8 million and other current liabilities of $1 million.  The fluorine chemical business had revenues of approximately $49 million in 2007.  The fluorine chemical business is reported as a discontinued operation in the accompanying consolidated financial statements.

Memphis Divestiture

On February 29, 2008, the Company completed the sale of its oleochemicals business and recorded a net loss of $23 million.  The assets sold included inventory of $26 million; accounts receivable of $24 million; goodwill of $12 million; net fixed assets of $7 million; and intangible assets of $1 million.  The oleochemicals business had revenues of approximately $175 million in 2007.  Proceeds from the transaction were used to reduce debt.

4) ACCOUNTS RECEIVABLE PROGRAMS

The Company has a domestic accounts receivable securitization program to provide funding for up to $275 million of domestic receivables to agent banks.  Accounts receivable sold under this program were $164 million and $119 million as of March 31, 2008 and December 31, 2007, respectively.  Under the domestic program, certain subsidiaries of the Company sell their accounts receivable to a special purpose entity (“SPE”) that has been created for the purpose of acquiring such receivables and selling an undivided interest therein to agent banks.  In accordance with the domestic sale agreement, the agent banks purchase an undivided ownership interest in the accounts receivable owned by the SPE.   The amount of such undivided ownership interest will vary based on the level of eligible accounts receivable as defined in the agreement.  In addition, the agent banks retain a security interest in all the receivables owned by the SPE, which was $138 million and $163 million as of March 31, 2008 and December 31, 2007, respectively.  The balance of the unsold receivables owned by the SPE is included in the Company’s accounts receivable balance on the consolidated balance sheet.

In addition, the Company’s European subsidiaries have a separate program to sell up to approximately $279 million of their eligible accounts receivable to an agent bank as of March 31, 2008. International accounts receivable sold under this program were $173 million and $120 million as of March 31, 2008 and December 31, 2007, respectively.   Under the international program, certain foreign subsidiaries of the Company sell eligible accounts receivable directly to agent banks.

The total costs associated with these programs of $4 million and $6 million for the three months ended March 31, 2008 and 2007, respectively, are included in other income, net in the consolidated statements of operations.  During the period, the Company had an obligation to service the accounts receivable sold under its domestic and international programs. The Company has treated the transfer of receivables under its domestic and international receivable programs as a sale of accounts receivable.

5) INVENTORIES

Components of inventories are as follows:

	March 31,	December 31,
(In millions)	2008	2007
Finished goods	$458	$437
Work in process	49	48
Raw materials and supplies	200	191
	$707	$676

Included in the above net inventory balances are inventory obsolescence reserves of approximately $36 million and $40 million at March 31, 2008 and December 31, 2007, respectively.

6) PROPERTY, PLANT AND EQUIPMENT

	March 31,	December 31,
(In millions)	2008	2007
Land and improvements	$95	$97
Buildings and improvements	301	307
Machinery and equipment	1,170	1,299
Information systems equipment	184	181
Furniture, fixtures and other	69	68
Construction in progress	85	87
	1,904	2,039
Less accumulated depreciation	929	1,007
	$975	$1,032

Depreciation expense from continuing operations amounted to $59 million and $54 million for the quarters ended March 31, 2008 and 2007, respectively.  Depreciation expense from continuing operations includes accelerated depreciation of certain fixed assets associated with the Company’s restructuring programs, divestment activities and the consolidation of its legacy ERP systems of $22 million and $14 million for the quarters ended March 31, 2008 and 2007, respectively.

7) GOODWILL AND INTANGIBLE ASSETS

Goodwill by reportable segment is as follows:

(In millions)	December 31, 2007	Baxenden Acquisition	Tax Adjustments	Sale of Oleochemicals	Foreign Currency Translation and Other	March 31, 2008
Polymer Additives	$487	$—	$(11)	$(12)	$18	$482
Performance Specialties	180	17	(10)	—	1	188
Consumer Products	584	—	—	—	8	592
Crop Protection	57	—	—	—	—	57
Other	1	—	—	—	—	1
	$1,309	$17	$(21)	$(12)	$27	$1,320

The increase in goodwill since December 31, 2007 is primarily due to foreign currency translation and acquiring the remaining stock of Baxenden Chemicals Limited, partially offset by purchase accounting tax adjustments and sale of the oleochemicals business.

The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units in accordance with Statement No. 142, “Goodwill and Other Intangible Assets” as of July 31, or sooner, if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value.

The Company’s intangible assets (excluding goodwill) are comprised of the following:

	March 31, 2008			December 31, 2007
(In millions)	Gross Cost	Accumulated Amortization	Net Intangibles	Gross Cost	Accumulated Amortization	Net Intangibles
Patents	$144	$(46)	$98	$143	$(44)	$99
Trademarks	328	(68)	260	330	(65)	265
Customer relationships	159	(31)	128	164	(29)	135
Production rights	45	(12)	33	45	(11)	34
Other	91	(39)	52	91	(39)	52
	$767	$(196)	$571	$773	$(188)	$585

The decrease in gross intangible assets since December 31, 2007 is primarily due to the sale of the fluorine and oleochemicals businesses.

Amortization expense from continuing operations related to intangible assets (including investments in unconsolidated affiliates) amounted to $10 and $9 million for the quarters ended March 31, 2008 and 2007, respectively.

8) INDEBTEDNESS

The Company has an available credit facility of $750 million.  At March 31, 2008, borrowings under the credit facility were $50 million.  There were no borrowings under the credit facility at December 31, 2007.

In February 2008, the Company repurchased $30 million of its outstanding 7% Notes Due 2009 (“2009 Notes”).  The loss associated with the early extinguishment of the debt was immaterial for the three months ended March 31, 2008.

As a result of a May 2007 rating agency downgrade of the long-term senior unsecured debt to Ba2 by Moody’s Investors Services, the Company and the Domestic Subsidiary Guarantors were required to provide a security interest in the stock of their first tier subsidiaries and other equity interests (limited to 66% of the voting stock of first-tier foreign subsidiaries) pursuant to a covenant in the Company’s credit facility.  Additionally, under the terms of the indentures for the 7% Notes due 2009, 6.875% Notes due 2016 and the 6.875% Debentures (the “Notes”), the Company would be required to secure the notes on an equal and ratable basis with other certain indebtedness if secured debt thresholds are exceeded.  The Company amended and restated its Pledge Agreement on July 31, 2007 so that the Credit Facility would only be secured up to the lowest debt threshold amount under the Notes.

The Company's various debt agreements contain covenants that limit the Company’s ability to enter into certain transactions, such as incurring additional indebtedness, increasing the Company’s dividends, and entering into acquisitions, dispositions and joint ventures.  The Company is required to report compliance with certain financial covenants to its lenders on a quarterly basis.  Under these covenants, the Company is required to maintain a leverage ratio (adjusted total debt to adjusted earnings before interest, taxes, depreciation and amortization (“Bank EBITDA”), with adjustments to both debt and earnings being made in accordance with the terms of the Credit Facility agreement) and an interest coverage ratio (Bank EBITDA to interest expense as defined in the credit facility agreement).  The Company was in compliance with the covenants of its various debt agreements at March 31, 2008.  On March 7, 2008, the Company received a waiver by its credit facility lender extending the period in which it is required to deliver its annual audit report for the year of 2007 from 10 to 15 days after the date by which it was initially required to file its Form 10-K with the Securities and Exchange Commission.

9) INCOME TAXES

The Company reported an income tax expense from continuing operations for the quarters ended March 31, 2008 and 2007 of $9 million and $10 million, respectively.  The Company has established a valuation allowance against the tax benefits associated with the Company’s year to date U.S. net operating loss.  The Company will continue to adjust its tax provision rate through the establishment, or release, of the non-cash valuation allowance attributable to currently generated U.S. pre-tax losses until such time as the U.S. operations have evidenced the ability to consistently generate income such that in future periods the Company can expect that the deferred tax assets can be utilized on a more-likely-than-not basis.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of January 1, 2007.

The Company has net liabilities related to unrecognized tax benefits of $66 million at March 31, 2008 and December 31, 2007.

In accordance with FIN 48, the Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense.  Accrued interest and penalties are included within the related liability lines in the consolidated balance sheet.

The Company believes it is reasonably possible that its unrecognized tax benefits may decrease approximately $20 million within the next year.  This reduction may occur due to the conclusion of examinations by tax authorities.  The Company further expects that the amount of unrecognized tax benefits will continue to change as the result of ongoing operations, the outcomes of tax audits, and the passing of statutes of limitations.  This change is not expected to have a significant impact on the results of operations or the financial position of the Company.

10) EARNINGS PER COMMON SHARE

The computation of basic earnings per common share is based on the weighted average number of common shares outstanding.  The computation of diluted earnings per common share is based on the weighted average number of common and common equivalent shares outstanding.   The computation of diluted earnings per common share equals the basic earnings per common share for the quarters ended March 31, 2008 and 2007 since the common stock equivalents were antidilutive. The Company had no common stock equivalents for the quarter ended March 31, 2008 and 1.1 million shares for the quarter ended March 31, 2007.

Shares used in the computations for the quarters ended March 31, 2008 and 2007 are 242.1 million and 241.1 million, respectively.

The Company’s outstanding stock options of 12.2 million and 8.1 million at March 31, 2008 and 2007, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the Company’s common stock, and therefore, the inclusion would have been antidilutive.  These options could be dilutive if the average share price increases and is greater than the exercise price of these options.  The Company’s performance-based restricted shares of 2.2 million and 1.7 million at March 31, 2008 and 2007, respectively, were also excluded from the calculation of diluted earnings per share because the specified performance criteria for the vesting of these shares had not yet been met.  These restricted shares could be dilutive in the future if the specified performance criteria are met.

11) STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment.”   Stock-based compensation expense, including amounts for restricted stock and options, was $3 million for the quarters ended March 31, 2008 and 2007.  The expense was primarily reported in SG&A.

Stock Option Plans

In February 2008, the Company’s Board of Directors approved the grant of options covering 2.7 million shares, with an exercise price equal to the fair market value of the underlying common stock at the date of grant.  These options will vest ratably over a four year period.

The Company uses the Black-Scholes option-pricing model to determine the compensation expense related to stock options.  The Company has elected to recognize compensation cost for option awards granted equally over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  Using this method, the weighted average fair value of stock options granted during the quarters ended March 31, 2008 and 2007 was $3.40 and $5.45, respectively.  Total remaining unrecognized compensation cost associated with unvested stock options at March 31, 2008 was $14 million, which will be recognized over the remaining requisite service period.

Restricted Stock Plans

In February 2008, the Board of Directors granted long-term incentive awards in the amount of 0.4 million shares of restricted stock, which will vest three and a half years from the date of grant.

In February 2008, the Board of Directors approved a grant of long-term incentive awards of restricted stock, which carries a performance condition requirement.  The performance award will be based on accomplishment against goal for 2008, 2009, and 2010 cumulative earnings before interest, taxes, depreciation and amortization (EBITDA).  Results of EBITDA will be adjusted to exclude certain categories of income and expense as defined in the award.  The awards are for a maximum of 0.8 million shares.  Shares awards based upon the achievement of the performance milestones will become vested and distributed on February 1, 2011.

Additionally, in February 2008, grants of 0.1 million shares, of restricted stock were approved to non-employee directors, which are to be paid out upon retirement from the Chemtura Board of Directors.  The grants of shares do not contain market condition requirements.

Total remaining unrecognized compensation cost associated with unvested restricted stock awards at March 31, 2008 was $11 million, which will be recognized over the remaining requisite service or performance period.

12) PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

On December 31, 2006 the Company adopted SFAS 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, 132(R) (SFAS 158).  SFAS 158 requires that, no later than 2008, the Company’s assumptions used to measure the annual pension and postretirement benefit expense be determined as of the balance sheet date and all plan assets and liabilities be reported as of that date.  Accordingly, as of the beginning of the 2008 fiscal year, the Company changed the measurement date for the annual pension and postretirement benefit expense and all plan assets and liabilities from November 30 to the year-end balance sheet date.  As a result of this change in measurement date, the Company recorded an after tax increase of $1 million to the opening accumulated deficit.

Components of net periodic benefit (credit) cost for the quarter ended March 31, 2008 and 2007 are as follows:

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	Domestic Plans		Non-Qualified Plans		Health Care Plans
	Quarter ended March 31,		Quarter ended March 31,		Quarter ended March 31,
(In millions)	2008	2007	2008	2007	2008	2007

Service cost	$—	$—	$1	$2	$—	$—
Interest cost	12	11	7	5	2	3
Expected return on plan assets	(16)	(15)	(5)	(4)	—	(1)
Amortization of:
Prior service cost	—	—	—	—	(1)	(1)
Actuarial losses	1	2	1	—	1	1

Net periodic benefit (credit) cost	$(3)	$(2)	$4	$3	$2	$2

The Company expects to contribute approximately $25 million and $13 million to its international and non-qualified pension plans and post-retirement health care plans in 2008, respectively.   No contribution is required to its qualified domestic plans.  The Company did not make any discretionary payments to its international plans during the first quarter of 2008.  The Company’s funding assumptions for its domestic pension plans assume no significant change with regard to demographics, legislation, plan provisions, or actuarial assumptions or methods to determine the estimated funding requirements.

13) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases.  These contracts are designated as hedges of a portion of the Company’s forecasted natural gas purchases. The Company’s hedge contracts cover a gradually decreasing percentage of its purchase requirements over a rolling two-year period.  These contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based.  The differential paid or received as natural gas prices change is recognized as an adjustment to cost of goods sold.

In the fourth quarter of 2007, the Company ceased the purchase of additional price swap contracts as cash flow hedges of forecasted natural gas purchases and established fixed price contracts with physical delivery with its natural gas vendor.  The existing price swap contracts mature through 2009.

The following table summarizes the unrealized (gains) and losses related to certain cash flow hedging for the quarters ended March 31, 2008 and 2007.

	Quarter ended March 31,
(in millions)	2008	2007
Cash flow hedges (in accumulated other comprehensive income):
Balance at beginning of period	$—	$7
Natural gas - net change in fair value, net of tax	2	(4)
Natural gas - loss reclassified to earnings, net of tax	—	(3)
Balance at end of period, net of tax	$2	$—

14) ASSET RETIREMENT OBLIGATIONS

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

The following is a summary of the change in the carrying amount of the asset retirement obligations for the quarters ended March 31, 2008 and 2007, and the net book value of assets related to the asset retirement obligations at March 31, 2008 and 2007.

	Quarter ended March 31,
(In millions)	2008	2007
Asset retirement obligation balance at beginning of period	$26	$24
Accretion expense – cost of goods sold	2	4
Revisions to estimates	1	—
Payments	(3)	(1)
Asset retirement obligation balance at end of period	$26	$27

Net book value of asset retirement obligation assets at end of period	$2	$1

At March 31, 2008, $11 million of the asset retirement obligation was included in accrued expenses and $15 million was included in other liabilities on the consolidated balance sheet.  At December 31, 2007, $13 million was included in accrued expenses and $13 million was included in other liabilities.

15) RESTRUCTURING ACTIVITIES

In the second quarter of 2007, the Company commenced a world-wide restructuring program to improve performance and growth, which included the realignment of its business segments, streamlining of the organization, reevaluation of its manufacturing footprint, the redirection of efforts to focus on end-use markets, and the closure of the antioxidant facilities at Pedrengo and Ravenna, Italy, and two intermediate chemical product lines at Catenoy, France.  These programs were substantially completed as of December 31, 2007.   The Company recorded pre-tax charges of $2 million and $2 million during the three months ended March 31, 2008 and 2007, respectively, mainly for severance related to these programs.

Additionally, the Company recorded a pre-tax credit of $2 million during the first quarter of 2008 primarily related to the reversal of a portion of the reserve at its Tarrytown, NY facility due to a favorable change in the sublet agreement for space at that location.  During the first quarter of 2007, the Company recorded a pre-tax charge of $1 million related to its 2006 cost savings initiatives to support its continuing efforts to become more efficient and reduce costs.

A summary of the reserves for all the Company’s cost savings and restructuring programs are as follows:

(In millions)	Severance and Related Costs	Other Facility Closure Costs	Total
Balance at January 1, 2008	$23	$6	$29
2008 charges	2	(2)	—
Cash payments	(9)	(1)	(10)
Foreign currency translation	1	—	1
Balance at March 31, 2008	$17	$3	$20

At March 31, 2008, $19 million of the above reserves was included in accrued expenses and $1 million was included in other liabilities on the consolidated balance sheet.  At December 31, 2007, $27 million was included in accrued expenses and $2 million was included in other liabilities.

16) LEGAL MATTERS

Antitrust Investigations and Related Matters

Rubber Chemicals

On May 27, 2004, the Company pled guilty to a one-count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period from July 1995 to December 2001. The U.S. federal court imposed a fine of $50 million, payable in six annual installments, without interest, beginning in 2004. In light of the Company’s cooperation with the U.S. Department of Justice (the “DOJ”), the court did not impose any period of corporate probation.  On May 28, 2004, the Company pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Canadian federal court imposed a sentence requiring the Company to pay a fine of CDN $9 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid (in U.S. dollars) $2 million in 2005, $7 million in 2006 and $12 million in 2007. Remaining cash payments for the U.S. and Canadian fines are expected to equal (in U.S. dollars) approximately $17 million in 2008; and $19 million in 2009.  At March 31, 2008, reserves of $16 million and $18 million related to these settlements have been included in accrued expenses and other liabilities, respectively, on the Company’s consolidated balance sheet.  At December 31, 2007, reserves of $17 million and $17 million were included in accrued expenses and other liabilities, respectively.

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

Civil Lawsuits

The actions described below under “U.S. Civil Antitrust Actions” are in various procedural stages of litigation.  Although the actions described below have not had a material adverse impact on the Company, we cannot predict the outcome of any of those actions. The Company will seek cost-effective resolutions of the various pending and threatened legal proceedings against the Company; however, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company has established reserves for all direct and indirect purchaser claims as of March 31, 2008.

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

State Lawsuits. The Company, individually or together with Uniroyal, also continues to be a defendant in certain indirect purchaser antitrust class action lawsuits filed in state courts involving the sale of urethanes and urethane chemicals or the sale of EPDM.  The complaints in these actions principally allege that the defendants conspired to fix, raise, maintain or stabilize prices for urethanes and urethane chemicals or for EPDM, as applicable, sold in the United States in violation of certain antitrust statutes and consumer protection and unfair or deceptive practices laws of the relevant jurisdictions and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities.  There are currently 22 separate state actions pending.  The Company has received preliminary court approval of settlement agreements covering 6 of these actions.  The Company also has reached a settlement agreement in principle covering 3 of these actions.  None of these state lawsuits individually or in the aggregate are expected to have a material adverse effect on the Company.

At March 31, 2008 and December 31, 2007, the Company had a remaining reserve of $26 million and $43 million, respectively, included in accrued expenses on its consolidated balance sheets relating to the remaining U.S. direct and indirect purchaser lawsuits, the federal securities class action lawsuit described under “Federal Securities Class Action” below and the shareholder derivative lawsuit described under “Shareholder Derivative Lawsuit” below.  These reserves cover all direct and indirect purchaser antitrust claims.  The Company periodically reviews its accruals as additional information becomes available, and may adjust its accruals based on actual settlement offers and other later occurring events.  The Company is unable to estimate the reasonably possible loss, if any, in excess of the accrual as none of these claims have been reduced to judgment.

Australian Civil Antitrust Matters

On September 27, 2007, the Company was sued in the Federal Court of Australia for alleged price fixing violations with respect to the sale of rubber chemicals in Australia.  The Company has not yet responded to the complaint, nor at this early stage, assessed its merits.  The Company does not expect this matter will be material.

The reserve activity for antitrust related litigation is summarized as follows:

Reserves:

	Governmental			Civil Cases
(In millions)	U.S. DOJ Fines	Canada Federal Fines	Total U.S and Canada Fines	U.S. Civil and Securities Matters
Balance January 1, 2007	$37	$6	$43	$102
Antitrust costs, excluding legal fees	—	—	—	24
Payments	(10)	(2)	(12)	(83)
Accretion - Interest	2	—	2	—
Foreign currency translation	—	1	1	—
Balance December 31, 2007	29	5	34	43
Antitrust costs, excluding legal fees	—	—	—	(2)
Payments	—	—	—	(15)
Balance March 31, 2008	$29	$5	$34	$26

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

Other

The Company is routinely subject to other civil claims, litigation and arbitration, and regulatory investigations, arising in the ordinary course of its present business, as well as in respect of its divested businesses. Some of these claims and litigations relate to product liability claims, including claims related to the Company’s current products and asbestos-related claims concerning premises and historic products of its corporate affiliates and predecessors. The Company believes that it has strong defenses to these claims. These claims have not had a material impact on the Company to date and the Company believes the likelihood that a future material adverse outcome will result from these claims is remote. However, the Company cannot be certain that an adverse outcome of one or more of these claims would not have a material adverse effect on its financial condition, results of operations, or cash flows.

17) CONTINGENCIES

Environmental Matters

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts.  For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operation and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes that such costs are estimable.  The total amount accrued for such environmental liabilities at March 31, 2008 and December 31, 2007, were $119 million and $118 million, respectively.  At March 31, 2008 and December 31, 2007, environmental liabilities of $25 million and $27 million, respectively, have been included in accrued expenses and $94 million and $91 million, respectively, have been included in other liabilities on the consolidated balance sheets.  The Company estimates the environmental liability could range up to $154 million at March 31, 2008.  The Company’s reserves include estimates for determinable clean-up costs. During the three months ended March 31, 2008, the Company recorded a pre-tax charge of $1 million, to increase its environmental liabilities and made payments of $2 million for clean-up costs, which reduced its environmental liabilities.  At certain sites, the Company has contractual agreements with certain other parties to share remediation costs.  The Company has a receivable of $13 million at March 31, 2008 to reflect probable recoveries.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed the Company’s present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations and cash flows. It is reasonably possible that the Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

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

At the time of the fire, the Company maintained, and continues to maintain, property and general liability insurance.  The Company believes that its general liability policies will adequately cover any third party claims and legal and processing fees in excess of the amounts that were recorded through March 31, 2008.

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

OSCA – Great Lakes previously held interests in OSCA, Inc., which interests were divested to BJ Services Company in May 2002.  OSCA is a party to certain pending litigation regarding a blowout of a well in the Gulf of Mexico operated by Newfield Exploration Company. In the lawsuit, the plaintiffs claimed that OSCA and the other defendants breached their contracts to perform work-over operations on the well and were negligent in performing those operations. Pursuant to an indemnification agreement between Great Lakes and BJ Services entered into at the time of the sale of OSCA, Great Lakes agreed to remain responsible for 75% of any uninsured liability and costs in excess of $3 million incurred by OSCA upon settlement or final determination of this pending litigation. In April 2002, a jury found OSCA and the other defendants responsible for those claims and determined OSCA’s share of the damages. In connection with the lawsuit, OSCA asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident. Following a related trial on these insurance coverage claims, the court issued its final judgments on the underlying liability claims and the insurance coverage claims, entering judgment against OSCA for a net amount of approximately $13 million plus interest and finding that such amount was not covered by insurance.  The Company and BJ Services appealed certain of the liability and insurance coverage decisions.  In April 2006, the United States Fifth Circuit Court of Appeals affirmed the jury’s verdict on liability against OSCA, but reversed in part the District Court’s decision regarding insurance coverage available to OSCA and remanded the matter to the District Court.  After the case was remanded, OSCA’s insurer agreed to provide coverage for about half of the outstanding judgment against OSCA, leaving approximately $6 million at issue for the District Court to address on remand.  Thereafter, the parties filed cross motions for summary judgment with the District Court on the remaining coverage issues.  On September 30, 2007, the District Court granted summary judgment in OSCA’s favor on two out of the three remaining categories of costs in dispute.  This ruling requires AISLIC, OSCA’s insurer to cover an additional $4 million (plus interest) of OSCA liability to Newfield, leaving approximately $2 million still at issue.  On or about February 25, 2008, AISLIC agreed to cover virtually all of the $2 million remaining at issue.  The only remaining matter is AISLIC’s obligation to pay OSCA’s attorney’s fees and costs associated with the underlying liability action (approximately $2 million).  This matter is expected to be mediated in the second quarter of 2008.

Each quarter the Company evaluates and reviews pending claims and litigation to determine appropriate reserve amounts.  As of March 31, 2008 and December 31, 2007, the Company’s accruals for probable loss in the aforementioned legal proceeding cases were immaterial.  In addition, the related receivable to reflect probable insurance recoveries is also immaterial.

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

Guarantees

The Company has standby letters of credit and guarantees with various financial institutions.  At March 31, 2008 and December 31, 2007, the Company had $102 million and $101 million, respectively, of outstanding letters of credit and guarantees primarily related to its liabilities for environmental remediation, insurance obligations and European value added tax (“VAT”) obligations.

The Company has applied the disclosure provisions of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, (“FIN 45”), to its agreements that contain guarantee or indemnification clauses. The Company is a party to several agreements pursuant to which it may be obligated to indemnify a third party with respect to certain loan obligations of joint venture companies in which the Company has an equity interest.  These obligations arose to provide initial financing for a joint venture start-up, fund an acquisition and provide project capital.  Such obligations range in duration with terms from origination to maturity between five and nine years.  In the event that any of the joint venture companies were to default on these loan obligations, the Company would indemnify the other party up to its proportionate share of the obligation based upon its ownership interest in the joint venture.  At March 31, 2008, the maximum potential future principal and interest payments due under these guarantees were $14 million and $1 million, respectively.  In accordance with FIN 45, the Company has accrued $2 million in reserves, which represents the probability weighted fair value of these guarantees at March 31, 2008. The reserve has been included in long-term liabilities on the consolidated balance sheet at March 31, 2008 with an offset to the investment included in other assets.

The Company also has a customer guarantee, in which the Company has contingently guaranteed certain debt obligations of one of its customers.  At March 31, 2008 and December 31, 2007, the amount of this guarantee was $3 million.  Based on past experience and on the underlying circumstances, the Company does not expect to have to perform under this guarantee.

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

18) BUSINESS SEGMENT DATA

The Company evaluates a segment’s performance based on several factors, of which the primary factor is operating profit (loss).  In computing operating profit (loss) by segment, the following items have not been deducted:  (1) general corporate expense; (2) amortization; (3) facility closures, severance and related costs; (4) antitrust costs; and (5) certain accelerated depreciation and (6) loss on sale of business.  Pursuant to FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” these items have been excluded from the Company’s presentation of segment operating profit (loss) because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance.

The Company has revised the allocation methodologies of its functional and other expenses between its business segments. The new methodology supports the recent Company organizational changes to streamline decision making by providing each business responsibility for its own production facilities, operational forecasting, sourcing decisions, process excellence initiatives and technical development by better aligning the functional and other expenses with the activities of the business.  These changes will drive a better understanding of the costs attributable to each business segment and thereby segment profitability.  The reallocation of expense between segments and the reduction in general corporate expense has no impact on the consolidated results.  The revised allocation methodology has been applied to the business segment results for all periods presented.

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis, including amortization expense.  These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses for executives and corporate managers.  Facility closures, severance and related costs are primarily for severance costs related to the Company’s 2007 and 2006 cost savings initiatives.  The antitrust costs are primarily for settlement offers and legal costs associated with antitrust investigations and related civil lawsuits.  Accelerated depreciation relates to certain assets affected by the Company’s restructuring programs, divestitures and legacy ERP systems.  The loss on sale of business relates to the Memphis divestiture in February 2008.

A summary of business data for the Company’s reportable segments for the quarters ended March 31, 2008 and 2007 are as follows:

Information by Business Segment

	Quarter ended March 31,
(In millions)	2008	2007
Sales
Polymer Additives	$442	$444
Performance Specialties	255	211
Consumer Products	107	116
Crop Protection	89	81
Other	16	37
Total net sales	$909	$889

	Quarter ended March 31,
(In millions)	2008	2007
Operating Profit (Loss)
Polymer Additives	$8	$25
Performance Specialties	26	27
Consumer Products	1	(2)
Crop Protection	21	14
Other	—	(1)
	56	63

General corporate expense, including amortization	(32)	(23)
Accelerated depreciation of property, plant and equipment	(7)	(14)
Facility closures, severance and related costs	—	(3)
Antitrust costs	—	(12)
Loss on sale of business	(23)	—

Total operating (loss) profit	$(6)	$11

19) GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA

The Company’s obligations under its 7% Notes due 2009, 6.875% Notes due 2016 and 6.875% Debentures due 2026 (the “Notes”) are jointly and severally, fully and unconditionally guaranteed by certain wholly-owned domestic subsidiaries of the Company that guarantee the Company’s $750 million credit facility.  The Company’s subsidiaries that do not guarantee the Notes are referred to as the “Non-Guarantor Subsidiaries”. The Guarantor Condensed Consolidating Financial Data presented below presents the statements of operations, balance sheets and statements of cash flow data: (i) for Chemtura Corporation (the “Parent Company”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Chemtura Corporation’s historical reported financial information); (ii) for the Parent Company, alone (accounting for its Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) for the Guarantor Subsidiaries alone; and (iv) for the Non-Guarantor Subsidiaries alone.

Condensed Consolidating Statement of Operations

Quarter ended March 31, 2008

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$909	$(354)	$337	$265	$661

Cost of goods sold	725	(354)	273	218	588
Selling, general and administrative	85	—	37	18	30
Depreciation and amortization	69	—	35	18	16
Research and development	14	—	5	3	6
Facility closures, severance and related costs	—	—	(2)	—	2
Loss on sale of business	23	—	23	—	—
Equity income	(1)	—	—	—	(1)

Operating profit (loss)	(6)	—	(34)	8	20

Interest expense	(20)	—	(20)	(5)	5
Other income (expense), net	14	—	(3)	(3)	20
Equity in net earnings (loss) of subsidiaries from continuing operations	—	(51)	37	14	—

(Loss) earnings from continuing operations before income taxes	(12)	(51)	(20)	14	45
Income tax expense	(9)	—	(1)	(1)	(7)

Net (loss) earnings	$(21)	$(51)	$(21)	$13	$38

Condensed Consolidating Balance Sheet

as of  March 31, 2008

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
ASSETS
Current assets	$1,447	$—	$311	$276	$860
Intercompany receivables	—	(14,859)	9,575	882	4,402
Investment in subsidiaries	—	(13,965)	4,082	1,434	8,449
Property, plant and equipment	975	—	214	346	415
Goodwill	1,320	—	136	484	700
Other assets	691	—	92	296	303
Total assets	$4,433	$(28,824)	$14,410	$3,718	$15,129

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$692	$—	181	222	289
Intercompany payables	—	(14,944)	11,351	98	3,495
Long-term debt	1,076	—	686	387	3
Other long-term liabilities	759	—	228	212	319
Total liabilities	2,527	(14,944)	12,446	919	4,106
Stockholders’ equity	1,906	(13,880)	1,964	2,799	11,023
Total liabilities and stockholders’ equity	$4,433	$(28,824)	$14,410	$3,718	$15,129

Condensed Consolidating Statement of Cash Flows

Quarter ended March 31, 2008

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(21)	$(51)	$(21)	$13	$38
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operations:
Loss on sale of business	23	—	23	—	—
Depreciation and amortization	69	—	35	18	16
Stock-based compensation expense	3	—	3	—	—
Equity income	(1)	—	—	—	(1)
Changes in assets and liabilities, net	(57)	51	(77)	(16)	(15)
Net cash provided by (used in) operations	16	—	(37)	15	38

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	62	—	32	27	3
Payments for acquisitions, net of cash acquired	(26)	—	—	—	(26)
Capital expenditures	(23)	—	(9)	(9)	(5)
Net cash provided by (used in) investing activities	13	—	23	18	(28)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facility, net	50	—	50	—	—
Payments on long term borrowings	(31)	—	(1)	(30)	—
Proceeds from (payments on) short term borrowings	1	—	—	—	1
Dividends paid	(12)	—	(12)	—	—
Other financing activities	(1)	—	—	(1)	—
Net cash provided by (used in) financing activities	7	—	37	(31)	1

CASH
Effect of exchange rates on cash and cash equivalents	2	—	—	—	2
Change in cash and cash equivalents	38	—	23	2	13
Cash and cash equivalents at beginning of period	77	—	6	2	69
Cash and cash equivalents at end of period	$115	$—	$29	$4	$82

Condensed Consolidating Statement of Operations
Quarter ended March 31, 2007
(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$889	$(372)	$346	$239	$676

Cost of goods sold	687	(372)	291	188	580
Selling, general and administrative	98	—	41	21	36
Depreciation and amortization	63	—	18	28	17
Research and development	16	—	6	3	7
Facility closures, severance and related costs	3	—	2	—	1
Antitrust costs	12	—	12	—	—
Equity income	(1)	—	—	—	(1)

Operating profit (loss)	11	—	(24)	(1)	36

Interest expense	(23)	—	(24)	(5)	6
Other income (expense), net	2	—	(11)	—	13
Equity in net earnings (loss) of subsidiaries	—	(79)	44	35	—

(Loss) earnings from continuing operations before income taxes	(10)	(79)	(15)	29	55
Income tax expense	(10)	—	—	—	(10)

(Loss) earnings from continuing operations	(20)	(79)	(15)	29	45
Earnings from discontinued operations	5	—	—	2	3
Gain on sale of discontinued operations	2	—	2	—	—
Net (loss) earnings	$(13)	$(79)	$(13)	$31	$48

Condensed Consolidating Balance Sheet

as of December 31, 2007

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
ASSETS
Current assets	$1,381	$—	$302	$261	$818
Intercompany receivables	—	(13,886)	9,012	902	3,972
Investment in subsidiaries	—	(13,797)	4,085	1,402	8,310
Property, plant and equipment	1,032	—	247	361	424
Goodwill	1,309	—	148	512	649
Other assets	694	—	100	314	280
Total assets	$4,416	$(27,683)	$13,894	$3,752	$14,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$681	$—	$197	$216	$268
Intercompany payables	—	(13,967)	10,737	46	3,184
Long-term debt	1,058	—	635	420	3
Other long-term liabilities	824	—	249	260	315
Total liabilities	2,563	(13,967)	11,818	942	3,770
Stockholders’ equity	1,853	(13,716)	2,076	2,810	10,683
Total liabilities and stockholders’ equity	$4,416	$(27,683)	$13,894	$3,752	$14,453

Condensed Consolidating Statement of Cash Flows

Quarter ended March 31, 2007

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(13)	$(79)	$(13)	$31	$48
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operations:
Gain on sale of discontinued operations	(2)	—	(2)	—	—
Depreciation and amortization	65	—	20	28	17
Stock-based compensation expense	3	—	3	—	—
Equity income	(1)	—	—	—	(1)
Changes in assets and liabilities, net	(83)	79	(202)	(53)	93
Net cash (used in) provided by operations	(31)	—	(194)	6	157

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisitions, net of transaction costs paid	(160)	—	—	—	(160)
Capital expenditures	(20)	—	(7)	(6)	(7)
Net cash used in investing activities	(180)	—	(7)	(6)	(167)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facility, net	240	—	240	—	—
Payments on short-term borrowings	(22)	—	(20)	(1)	(1)
Dividends paid	(12)	—	(12)	—	—
Proceeds from exercise of stock options	2	—	2	—	—
Other financing activities	(1)	—	(1)	—	—
Net cash provided by (used in) financing activities	207	—	209	(1)	(1)

CASH
Effect of exchange rates on cash and cash equivalents	1	—	—	—	1
Change in cash and cash equivalents	(3)	—	8	(1)	(10)
Cash and cash equivalents at beginning of period	95	—	2	2	91
Cash and cash equivalents at end of period	$92	$—	$10	$1	$81

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

The primary economic factors that influence the Company’s operations and sales are industrial production, residential and commercial construction, auto production and resin production.  In addition, the Company’s Crop Protection segment is influenced by worldwide weather, crop disease and pest infestation conditions. The Company’s Consumer Products segment is also influenced by general economic conditions impacting consumer spending and weather conditions.

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

SIGNIFICANT TRANSACTIONS AND EVENTS

The Company continues to assess its business portfolio. During the first quarter of 2008, the following significant transactions occurred:

•                  On January 31, 2008, the Company completed the sale of its fluorine chemical business located at the Company’s El Dorado, Arkansas facility for an immaterial net loss.  The assets sold consisted of patents and intangible assets of $12 million, inventory of $8 million, fixed assets of $8 million and other current liabilities of $1 million.  The fluorine chemical business had revenues of approximately $49 million in 2007.  The fluorine chemical business is reported as a discontinued operation in the accompanying consolidated financial statements.

•                  On February 29, 2008, the Company acquired the remaining stock of Baxenden Chemicals Limited Plc.  The Company previously held 53.5% of Baxenden’s stock.

•                  On February 29, 2008, the Company completed the sale of its oleochemicals business and recorded a net loss of $23 million.  The assets sold included inventory of $26 million; accounts receivable of $24 million; goodwill of $12 million; net fixed assets of $7 million; and intangible assets of $1 million.  The oleochemicals business had revenues of approximately $175 million in 2007.  Proceeds from the transaction were used to reduce debt.

•                  On March 12, 2008, the Company purchased the remaining 50% outstanding shares of GLCC Laurel, LLC.

•                  On April 30, 2008, the Company entered into an agreement with Baerlocher for the manufacture of certain heat stabilizers used in PVC Production.

•                  As of March 31, 2008 the Company employed 5,049 people compared to 5,144 as of December 31, 2007.  The reduction reflects the net effect of the divestitures of the oleochemicals and fluorine businesses and the benefit of restructuring actions offset by the addition of 284 employees as a result of the acquisitions of Baxenden and GLCC Laurel.

FIRST QUARTER RESULTS

Consolidated net sales were $909 million for the first quarter of 2008, an increase of $20 million or 2% from the first quarter of 2007.  The increase reflects a $24 million benefit from favorable foreign currency translation, $20 million of incremental sales from the Kaufman acquisition and a positive impact of $19 million from higher selling prices, mainly related to flame retardants and petroleum additives product lines.  These gains were partially offset by a $22 million decline due to the sale of the Celogen® foaming agents product line, a $9 million decline due to the divestiture of the oleochemicals business, a $5 million decline due to the sale of the organic peroxides business and a $7 million reduction due to lower sales volume and product mix.

Gross profit decreased $18 million compared with the same period of 2007.  The decrease in gross profit resulted from $31 million in higher raw material and energy costs, $7 million relating to the correction of accounting treatment for an assumed lease that was not identified at the time of the merger and other cost increases of $4 million, offset by $19 million from higher selling prices, a $4 million contribution from the Kaufman acquisition and a $1 million benefit from favorable manufacturing efficiencies.

Selling, general and administrative expense (“SG&A”) was $85 million for the first quarter of 2008, a decrease of $13 million from the same quarter in 2007.  SG&A in 2008 reflects reduced functional and business segment spending as a result of the restructuring initiative announced in April 2007.

Depreciation and amortization expense of $69 million was $6 million higher than the first quarter of 2007 due primarily to an increase in accelerated depreciation of property, plant and equipment.

Research and development expense of $14 million for the first quarter of 2008 was $2 million lower than the first quarter of 2007, primarily due to reduced spending in the Polymer Additives segment.

Facility closure, severance and related costs during the first quarter of 2008 were immaterial, compared with $3 million for the first quarter of 2007.  Included in the 2007 amount is $2 million related to the Company’s 2007 restructuring program and $1 million related to the 2006 cost savings initiative.

Antitrust costs were not material in the first quarter of 2008, compared with $12 million of expense recorded during the first quarter of 2007.  Antitrust costs for the first quarter of 2008 included $2 million for legal costs associated with the antitrust investigations and civil lawsuits offset by a $2 million reversal of a settlement reserve for indirect case claimants.  Antitrust costs for the first quarter of 2007 included $8 million for settlement offers made to certain rubber chemicals claimants, indirect case claimants and securities class action plaintiffs and $4 million for legal costs associated with the antitrust investigations and civil lawsuits.

Interest expense decreased $3 million in the first quarter of 2008, compared with the same period in 2007.  The decrease was due to a reduction in the average borrowings on the Company’s domestic credit facility during the quarter.

Other income, net was $14 million in the first quarter of 2008 compared with other income, net of $2 million in the same quarter of 2007.  The increase primarily reflects the effect of non-recurring favorable currency gains of approximately $13 million from over hedging of two intercompany loans.

The Company reported an income tax expense from continuing operations for the quarters ended March 31, 2008 and 2007 of $9 million and $10 million, respectively.  The Company’s income tax expense decreased $1 million in the first quarter of 2008 as compared to the same quarter in 2007.  The Company has established a valuation allowance against the tax benefits associated with the Company’s year to date U.S. net operating loss.

Net loss for the first quarter of 2008 was $21 million, as compared with a net loss of $13 million for the first quarter of 2007. The net loss for the first quarter of 2007 includes a gain on sale of discontinued operations of $2 million (net of income taxes of $1 million) arising from additional contingent earn-out proceeds related to the OrganoSilicones business that was sold in 2003.  The net loss for the first quarter of 2007 also includes earnings from discontinued operations of $5 million (net of income taxes of $2 million, related to the sale of the EPDM, fluorine chemical and optical monomers businesses.

SEGMENT RESULTS

Polymer Additives

Net sales for the Polymer Additives segment decreased by $2 million to $442 million in the first quarter of 2008 compared with the same quarter of 2007. Operating profit of $8 million in the first quarter of 2008 was $17 million lower than the same quarter in 2007.

The reduction in sales for Polymer Additives was attributable to the divestment of two businesses and a decrease in sales volume, which were partially offset by higher selling prices and foreign currency translation.   Divestitures represented a combined $14 million reduction and included the oleochemicals business at the Memphis, TN facility in February 2008 and the organic peroxides business at the Marshall, TX facility in July 2007.  The decrease in volume of $12 million related primarily to the plastic antioxidants business.  These decreases in sales volume were offset by higher selling prices of $12 million and a $12 million benefit from favorable foreign currency translation.

The lower operating profit was mainly driven by higher raw material and energy costs of $20 million, a $14 million increase in accelerated depreciation of certain assets, $4 million in unfavorable manufacturing variances, $3 million in unfavorable foreign currency translation, and a $2 million increase in expenses related to the accelerated recognition of asset retirement obligations.  These variances were offset by $12 million in higher selling prices, a $7 million reduction in functional SG&A spending related to the segment, $1 million related to the mix of higher margin products, $1 million from business divestitures and other favorable factors of $5 million.

Performance Specialties

Net sales for the Performance Specialties segment increased $44 million to $255 million in the first quarter of 2008 compared with the same quarter in 2007.  Operating profit of $26 million for the first quarter of 2008 decreased $1 million compared with the same quarter in 2007.

The increase in net sales reflects both the full quarter benefit of the Kaufman acquisition and growth in sales volume. The acquisition of Kaufman accounted for $20 million, while increased sales of aniline, finished fluids, and lubricant products totaled $16 million. Higher selling prices of $4 million were instituted to offset the impact from increases in raw material costs. Sales also benefited by $4 million due to favorable foreign currency translation.

The change in operating profit included a $4 million benefit from the Kaufman acquisition, $4 million from the favorable effect of selling price increases and $2 million from higher sales volume.  Functional SG&A expense attributed to the segment decreased by $1 million.  These benefits were offset by increases in raw material and distribution costs of $10 million.  In addition, the strength of the Canadian dollar resulted in an unfavorable foreign currency impact of $1 million and $1 million of expenses related to the accelerated depreciation of certain assets contributed to the decrease in operating profit.

Consumer Products

Net sales for the Consumer Products segment decreased by $9 million to $107 million in the first quarter of 2008 compared with the same quarter of 2007.  Despite lower sales, operating profit of $1 million for the first quarter of 2008 was $3 million higher than the same quarter in 2007.

The decrease in net sales reflects a decline in volume of $15 million.   Sales of recreational water products were $8 million lower in the US mass market channel and $5 million in international markets.  Sales volumes of household products were $3 million lower.  These impacts were partially offset by a $1 million reduction in returns during the quarter.  Higher selling prices of $3 million and favorable currency translation of $4 million mitigated a portion of the volume decrease.

The increase of $3 million in operating profit is attributable to $3 million in customer price changes, favorable distribution costs of $1 million, and a $6 million favorable impact from manufacturing efficiencies.  Reduced SG&A expenses contributed an additional $1 million benefit.  These factors were offset by a $6 million decrease in volume and an increase of $2 million in certain key raw material costs.

Crop Protection

Net sales for the Crop Protection segment increased by $8 million to $89 million in the first quarter of 2008 compared with the same quarter of 2007.  Operating profit increased by $7 million to $21 million for the first quarter of 2008 over the same quarter in 2007.

The increase in net sales reflects higher sales volume of $4 million and a $4 million benefit from favorable foreign currency translation.  The increase in sales volume of $4 million for the first quarter of 2008 was due primarily to favorable conditions for the sale of our products across Europe driven by high demand and prices for agricultural commodities.

The increase in operating profit of $7 million reflects a $1 million benefit from sales volume increases, and $1 million from favorable foreign currency translation rates.  Reduced functional SG&A costs attributable to the segment contributed $3 million to the improvement along with cost saving initiatives of $2 million.

Other

Net sales for the Company’s Other Segment, primarily non-core operations, were $16 million for the first quarter of 2008.  This is a decrease of $21 million from net sales of $37 million for the first quarter of 2007.  Operating profit was not material in the first quarter of 2008, and a loss of $1 million for the same quarter in 2007.

The $21 million decrease in net sales was due to the divestiture of the Celogen® foaming agents product line.  The small increase in operating profit is primarily due to a reduction in accelerated asset retirement obligations, partially offset by an increase in raw material costs in the industrial water additives business.

General Corporate

General corporate expenses include costs and expenses that are of a general nature or are managed on a corporate basis.  These costs primarily represent corporate administration services, costs related to corporate headquarters, and management compensation plan expenses related to executives and corporate managers.  General corporate expenses also include all amortization expenses.  Functional costs are allocated between the business segments and general corporate expenses.

Corporate expense was $32 million for the quarter, which included $10 million of amortization expense related to intangibles, versus $23 million in the first quarter of 2007, which included $9 million of amortization expense.  The remaining increase is primarily due to a $7 million charge relating to the correction of accounting treatment for an assumed lease that was not identified at the time of the merger and a $1 million increase in environmental reserves.

ANTITRUST INVESTIGATIONS COSTS AND RELATED MATTERS

For a discussion of antitrust investigations costs and related matters, see Note 16, “Legal Matters” in the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Significant Acquisitions and Divestitures

On January 31, 2008, the Company completed the sale of its fluorine chemical business located at the Company’s El Dorado, Arkansas facility for an immaterial net loss.  The assets sold consisted of patents and intangible assets of $12 million, inventory of $8 million, fixed assets of $8 million and other current liabilities of $1 million.  The fluorine chemical business had revenues of approximately $49 million in 2007.  The fluorine chemical business is reported as a discontinued operation in the accompanying consolidated financial statements.

On February 29, 2008, the Company acquired the remaining stock of Baxenden Chemicals Limited Plc.  The Company previously held 53.5% of Baxenden’s stock.

On February 29, 2008, the Company completed the sale of its oleochemicals business and recorded a net loss of $23 million.  The assets sold included inventory of $26 million; accounts receivable of $24 million; goodwill of $12 million; net fixed assets of $7 million; and intangible assets of $1 million.  The oleochemicals business had revenues of approximately $175 million in 2007.  Proceeds from the transaction were used to reduce debt.

On March 12, 2008, the Company purchased the remaining 50% outstanding shares of GLCC Laurel, LLC.

Cash Flows from Operations

Net cash provided by operations was $16 million for the first quarter of 2008 compared to $31 million of net cash used by operations in 2007.  Changes in key working capital accounts are summarized below:

Favorable (unfavorable)	Quarter ended	Quarter ended
(In millions)	March 31, 2008	March 31, 2007
Accounts receivable	(91)	(96)
Accounts receivable - securitization	98	48
Inventories	(52)	(31)
Accounts payable	34	11

During the first quarter of 2008, accounts receivable increased by $91 million but was more than offset by the increase in securitized receivables.  Accounts receivable securitization programs increased by $98 million for the quarter ended March 31, 2008 as compared with an increase of $48 million for the quarter ended March 31, 2007.  The increase in securitized receivables from 2007 was mainly due to the inclusion of Kaufman receivables in these programs.   Inventory increased $52 million in 2008 primarily to support seasonal business needs in the consumer products segment and increases in raw material costs.  Accounts payable increased by $34 million in 2008 primarily as a result of higher purchases and timing of vendor payments.

In addition, during 2008, the Company’s pension and post-retirement healthcare liabilities decreased by $6 million as compared to a decrease of $4 million in 2007 due to lower return on  plan assets.

Net cash provided by operations in the first quarter of 2008 was also affected by various charges and payments against preexisting reserves.  A summary of these items and the net impact on cash flows provided by (used in) operations is as follows:

	Net Change per		2008
	Consolidated Cash	2008	Cash
(In millions)	Flows Statement	Expense	Payments
Antitrust settlement costs	$(2)	$(2)	$—
Facility closure, severance and related costs	(11)	—	(11)
Interest expense	(1)	20	(21)
Environmental liabilities	(1)	1	(2)
Management incentive plans	(3)	4	(7)
Income taxes	1	9	(8)

Net cash provided by operations in the first quarter of 2008 also reflects the impact of certain non-cash charges, including $69 million of depreciation and amortization expense.

Cash Flows from Investing and Financing Activities

Net cash provided by investing activities was $13 million for the first quarter of 2008, which included net proceeds from divestments of $62 million and $26 million of net cash paid for the Baxenden acquisition.  Additionally, capital expenditures for 2008 amounted to $23 million as compared with $20 million for the first quarter of 2007. Expenditures were primarily related to domestic and foreign facilities and environmental and other compliance requirements.

Net cash provided by financing activities was $7 million for the quarter ended March 31, 2008, which included net proceeds from borrowings of $19 million and the dividend payment of $12 million.

Other Sources and Uses of Cash

The Company expects to finance its operations and capital spending requirements for 2008 with cash flows provided by operations, proceeds from sales of businesses, available cash and cash equivalents, additional sales of accounts receivable under its securitization programs, borrowings under its revolving credit facility and other sources, including the debt capital markets.  On a full year basis the Company expects cash from operations and anticipated divestitures to exceed cash requirements.

The Company has an accounts receivable securitization program to sell up to $275 million of domestic receivables to agent banks.  As of March 31, 2008, $164 million of domestic accounts receivable had been sold under this program.  In addition, the Company’s European subsidiaries have a separate program to sell up to approximately $279 million of their eligible accounts receivable to an agent bank.  As of March 31, 2008, $173 million of international accounts receivable had been sold under this program.

Included in cash and cash equivalents in the Company’s consolidated balance sheets at March 31, 2008 and December 31, 2007, are $1 million of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.  There are no additional legal restrictions on these cash balances.

Contractual Obligations

At March 31, 2008, borrowings under the Credit Facility were $50 million.

In February 2008, the Company repurchased $30 million of its outstanding 7% Notes Due 2009 (“2009 Notes”).  The loss associated with the early extinguishment of the debt was immaterial for the three months ended March 31, 2008.

During the quarter ended March 31, 2008, the Company made aggregate contributions of $1 million to its domestic and international pension and postretirement benefit plans.  The Company did not make any discretionary contributions to its domestic plans.  The Company’s funding assumptions for its domestic pension plans assume no significant change with regard to demographics, legislation, plan provisions, or actuarial assumptions or methods to determine the estimated funding requirements.

The Company has net liabilities related to unrecognized tax benefits of $66 million at March 31, 2008 and December 31, 2007.  At March 31, 2008, the Company anticipates that these liabilities may decrease by approximately $20 million within the next 12 months.

Bank Covenants and Guarantees

As a result of a May 2007 rating agency downgrade of the long-term senior unsecured debt to Ba2 by Moody’s Investors Services, the Company and the Domestic Subsidiary Guarantors were required to provide a security interest in the stock of their first tier subsidiaries and other equity interests (limited to 66% of the voting stock of first-tier foreign subsidiaries) pursuant to a covenant in the Company’s credit facility.  Additionally, under the terms of the indentures for the 7% Notes due 2009, 6.875% Notes due 2016 and the 6.875% Debentures (the “Notes”), the Company would be required to secure the notes on an equal and ratable basis with other certain indebtedness if secured debt thresholds are exceeded.  The Company amended and restated its Pledge Agreement on July 31, 2007 so that the Credit Facility would only be secured up to the lowest debt threshold amount under the Notes.

The Company’s various debt agreements contain covenants that limit the Company’s ability to enter into certain transactions, such as incurring additional indebtedness, increasing the Company’s dividends, and entering into acquisitions, dispositions and joint ventures.  The Company is required to report compliance with certain financial covenants to its lenders on a quarterly basis.  Under these covenants, the Company is required to maintain a leverage ratio (adjusted total debt to adjusted earnings before interest, taxes, depreciation and amortization (“Bank EBITDA”), with adjustments to both debt and earnings being made in accordance with the terms of the Credit Facility agreement) and an interest coverage ratio (Bank EBITDA to interest expense as defined in the credit facility agreement).  The Company was in compliance with the covenants of its various debt agreements at March 31, 2008.  On March 7, 2008, the Company received a waiver by its credit facility lender extending the period in which it is required to deliver its annual audit report for the year of 2007 from 10 to 15 days after the date by which it was initially required to file its Form 10-K with the Securities and Exchange Commission.

The Company has standby letters of credit and guarantees with various financial institutions.  At March 31, 2008, the Company had $102 million of outstanding letters of credit and guarantees primarily related to liabilities for environmental remediation and insurance obligations.  The Company also had $15 million of third party guarantees at March 31, 2008 for which it has reserved for $2 million at March 31, 2008, which represents the probability weighted fair value of these guarantees.

As liquidity permits, the Company may from time to time seek to retire its outstanding public debt through open market purchases, privately negotiated transactions or otherwise.  Whether the Company makes any such repurchases, and the terms of any such repurchases, will depend on prevailing market conditions, the Company’s liquidity position, contractual restrictions and other factors.

CRITICAL ACCOUNTING ESTIMATES

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes.  The Company’s estimates are based on historical experience and currently available information.   Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies footnote in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 describe the critical accounting estimates and accounting policies used in preparation of the consolidated financial statements.  Actual results in these areas could differ from management’s estimates.  There have been no significant changes in the Company’s critical accounting estimates during the first quarter of 2008.

Recoverability of Long-Lived Assets and Goodwill

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

If the operating margin used in estimating the fair value of the Consumer Products reporting unit was assumed to be 100 basis points lower, the carrying value of the reporting unit would exceed the estimated fair value by approximately $40 million.  If the net assets of the Consumer Products reporting unit were to increase by $60 million, the carrying value of the reporting unit would exceed the fair value by approximately $40 million.  Under either of these scenarios, the Company would then have determined whether recognition of a goodwill impairment charge would be required.  As of July 31, 2007, the Company has not factored in any improvements to future cash flow projections that might be made to the reporting unit as a result of acquisitions or expansion of product lines into target regions.

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

ACCOUNTING DEVELOPMENTS

Implemented in 2008

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The provisions of Statement No. 159 are effective as of the beginning of the Company’s 2008 fiscal year.  As of March 31, 2008, the Company elected to not fair value existing eligible items.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” which establishes a comprehensive framework for measuring fair value and expands disclosures about fair value measurements. The provisions of Statement No. 157, specifically for financial assets and liabilities, are effective as of the beginning of the Company’s 2008 fiscal year.  The Company values financial instruments using observable market based inputs where they exist.  The Company carries derivative instruments at fair value.

Future Implementations

In February 2008, the FASB issued FSP 157-2, which delays the effective date of Statement No. 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008.  The Company is currently evaluating the potential impact that the application of Statement No. 157 to its nonfinancial assets and liabilities will have on its consolidated results of operations.

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which will require companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows.  The provisions of Statement No. 161 are effective as of the beginning of the Company’s 2009 fiscal year.  The Company is assessing the impact of adopting Statement No. 161 on its financial position and results of operations.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 7A Quantitative and Qualitative Disclosures About Market Risk and the Derivative Instruments and Hedging Activities Note to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  Also refer to the Derivative Instruments and Hedging Activities footnote included in the notes to the consolidated financial statements (unaudited) included in this Form 10-Q.

The fair market value of long-term debt is subject to interest rate risk.  The Company’s long-term debt amounted to $1.1 billion at March 31, 2008.  The fair market value of such debt as of March 31, 2008 was $1 billion, which has been determined primarily based on quoted market prices.

The Company uses price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases.  These contracts are designated as hedges of a portion of the Company’s forecasted natural gas purchases for a rolling two-year period.  These contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based.  The differential paid or received as natural gas prices change is recognized as an adjustment to cost of goods sold.  The fair value of the contracts at March 31, 2008, resulted in an unrealized pre-tax gain of $3 million, which was recorded as a component of accumulated other comprehensive income.  Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes.  A hypothetical ten percent increase in the cost of natural gas at March 31, 2008 would result in an increase in the fair market value of the outstanding derivatives of $2 million to an unrealized gain of $4 million; conversely, a hypothetical ten percent decrease in the cost of natural gas would result in a decrease in the fair market value of the outstanding derivatives of $2 million to an unrealized gain of $1 million.

In the fourth quarter of 2007, the Company ceased the purchase of additional price swap contracts as cash flow hedges of forecasted natural gas purchases and established fixed price contracts with physical delivery with its natural gas vendor.  The existing price swap contracts mature through 2009.

There have been no other significant changes in market risk since December 31, 2007.

ITEM 4.  Controls and Procedures

(a)  Disclosure Controls and Procedures

As of March 31, 2008, the Company’s management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective as a result of an unremediated material weakness associated with not providing adequate oversight to ensure a timely and effective review of its income tax accounts.

(b) Changes in Internal Control Over Financial Reporting

During the course of the Company’s evaluation of internal controls over financial reporting at December 31, 2007, management identified that the Company did not maintain adequate resources in its tax functions; therefore, management’s oversight and review related to certain accounts and analysis was not timely or effective. This deficiency resulted in material misstatements in the Company’s preliminary 2007 deferred income tax accounts which were corrected prior to the filing of the Company’s December 31, 2007 Form 10-K.

Other than described below, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 or subsequent to the date the Company completed its evaluation, that have materially affected or reasonably likely to materially affect,  the Company’s internal control over financial reporting.

Management is in the process of implementing certain additional controls intended to remediate the aforementioned material weakness. Beginning with the first quarter of 2008, the Company has assigned additional resources to its tax department and implemented additional procedures that include strengthened review procedures over the tax accounts by the accounting department.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Environmental Matters

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts.  For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operation and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes that such costs are estimable.  The total amount accrued for such environmental liabilities at March 31, 2008 and December 31, 2007, were $119 million and $118 million, respectively.  At March 31, 2008 and December 31, 2007, environmental liabilities of $25 million and $27 million, respectively, have been included in accrued expenses and $94 million and $91 million, respectively, have been included in other liabilities on the consolidated balance sheets.  The Company estimates the environmental liability could range up to $154 million at March 31, 2008.  The Company’s reserves include estimates for determinable clean-up costs. During the three months ended March 31, 2008, the Company recorded a pre-tax charge of $1 million, to increase its environmental liabilities and made payments of $2 million for clean-up costs, which reduced its environmental liabilities.  At certain sites, the Company has contractual agreements with certain other parties to share remediation costs.  The Company has a receivable of $13 million at March 31, 2008 to reflect probable recoveries.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed the Company’s present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations and cash flows. It is reasonably possible that the Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

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

At the time of the fire, the Company maintained, and continues to maintain, property and general liability insurance.  The Company believes that its general liability policies will adequately cover any third party claims and legal and processing fees in excess of the amounts that were recorded through March 31, 2008.

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

OSCA – Great Lakes previously held interests in OSCA, Inc., which interests were divested to BJ Services Company in May 2002.  OSCA is a party to certain pending litigation regarding a blowout of a well in the Gulf of Mexico operated by Newfield Exploration Company. In the lawsuit, the plaintiffs claimed that OSCA and the other defendants breached their contracts to perform work-over operations on the well and were negligent in performing those operations. Pursuant to an indemnification agreement between Great Lakes and BJ Services entered into at the time of the sale of OSCA, Great Lakes agreed to remain responsible for 75% of any uninsured liability and costs in excess of $3 million incurred by OSCA upon settlement or final determination of this pending litigation. In April 2002, a jury found OSCA and the other defendants responsible for those claims and determined OSCA’s share of the damages. In connection with the lawsuit, OSCA asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident. Following a related trial on these insurance coverage claims, the court issued its final judgments on the underlying liability claims and the insurance coverage claims, entering judgment against OSCA for a net amount of approximately $13 million plus interest and finding that such amount was not covered by insurance.  The Company and BJ Services appealed certain of the liability and insurance coverage decisions.  In April 2006, the United States Fifth Circuit Court of Appeals affirmed the jury’s verdict on liability against OSCA, but reversed in part the District Court’s decision regarding insurance coverage available to OSCA and remanded the matter to the District Court.  After the case was remanded, OSCA’s insurer agreed to provide coverage for about half of the outstanding judgment against OSCA, leaving approximately $6 million at issue for the District Court to address on remand.  Thereafter, the parties filed cross motions for summary judgment with the District Court on the remaining coverage issues.  On September 30, 2007, the District Court granted summary judgment in OSCA’s favor on two out of the three remaining categories of costs in dispute.  This ruling requires AISLIC, OSCA’s insurer to cover an additional $4 million (plus interest) of OSCA liability to Newfield, leaving approximately $2 million still at issue.  On or about February 25, 2008, AISLIC agreed to cover virtually all of the $2 million remaining at issue.  The only remaining matter is AISLIC’s obligation to pay OSCA’s attorney’s fees and costs associated with the underlying liability action (approximately $2 million).  This matter is expected to be mediated in the second quarter of 2008.

Each quarter the Company evaluates and reviews pending claims and litigation to determine appropriate reserve amounts.  As of March 31, 2008 and December 31, 2007, the Company’s accruals for probable loss in the aforementioned legal proceeding cases were immaterial.  In addition, the related receivable to reflect probable insurance recoveries is also immaterial.

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

Antitrust Investigations and Related Matters

Rubber Chemicals

On May 27, 2004, the Company pled guilty to a one-count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period from July 1995 to December 2001. The U.S. federal court imposed a fine of $50 million, payable in six annual installments, without interest, beginning in 2004. In light of the Company’s cooperation with the U.S. Department of Justice (the “DOJ”), the court did not impose any period of corporate probation.  On May 28, 2004, the Company pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Canadian federal court imposed a sentence requiring the Company to pay a fine of CDN $9 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid (in U.S. dollars) $2 million in 2005, $7 million in 2006 and $12 million in 2007. Remaining cash payments for the U.S. and Canadian fines are expected to equal (in U.S. dollars) approximately $17 million in 2008; and $19 million in 2009.  At March 31, 2008, reserves of $16 million and $18 million related to these settlements have been included in accrued expenses and other liabilities, respectively, on the Company’s consolidated balance sheet.  At December 31, 2007, reserves of $17 million and $17 million were included in accrued expenses and other liabilities, respectively.

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

Civil Lawsuits

The actions described below under “U.S. Civil Antitrust Actions” are in various procedural stages of litigation.  Although the actions described below have not had a material adverse impact on the Company, we cannot predict the outcome of any of those actions. The Company will seek cost-effective resolutions of the various pending and threatened legal proceedings against the Company; however, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company has established reserves for all direct and indirect purchaser claims as of March 31, 2008.

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

State Lawsuits. The Company, individually or together with Uniroyal, also continues to be a defendant in certain indirect purchaser antitrust class action lawsuits filed in state courts involving the sale of urethanes and urethane chemicals or the sale of EPDM.  The complaints in these actions principally allege that the defendants conspired to fix, raise, maintain or stabilize prices for urethanes and urethane chemicals or for EPDM, as applicable, sold in the United States in violation of certain antitrust statutes and consumer protection and unfair or deceptive practices laws of the relevant jurisdictions and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities.  There are currently 22 separate state actions pending.  The Company has received preliminary court approval of settlement agreements covering 6 of these actions.  The Company also has reached a settlement agreement in principle covering 3 of these actions.  None of these state lawsuits individually or in the aggregate are expected to have a material adverse effect on the Company.

At March 31, 2008 and December 31, 2007, the Company had a remaining reserve of $26 million and $43 million, respectively, included in accrued expenses on its consolidated balance sheets relating to the remaining U.S. direct and indirect purchaser lawsuits, the federal securities class action lawsuit described under “Federal Securities Class Action” below and the shareholder derivative lawsuit described under “Shareholder Derivative Lawsuit” below.  These reserves cover all direct and indirect purchaser antitrust claims.  The Company periodically reviews its accruals as additional information becomes available, and may adjust its accruals based on actual settlement offers and other later occurring events.  The Company is unable to estimate the reasonably possible loss, if any, in excess of the accrual as none of these claims have been reduced to judgment.

Australian Civil Antitrust Matters

On September 27, 2007, the Company was sued in the Federal Court of Australia for alleged price fixing violations with respect to the sale of rubber chemicals in Australia.  The Company has not yet responded to the complaint, nor at this early stage, assessed its merits.  The Company does not expect this matter will be material.

The reserve activity for antitrust related litigation is summarized as follows:

Reserves:

	Governmental			Civil Cases
(In millions)	U.S. DOJ Fines	Canada Federal Fines	Total U.S and Canada Fines	U.S. Civil and Securities Matters
Balance January 1, 2007	$37	$6	$43	$102
Antitrust costs, excluding legal fees	—	—	—	24
Payments	(10)	(2)	(12)	(83)
Accretion - Interest	2	—	2	—
Foreign currency translation	—	1	1	—
Balance December 31, 2007	29	5	34	43
Antitrust costs, excluding legal fees	—	—	—	(2)
Payments	—	—	—	(15)
Balance March 31, 2008	$29	$5	$34	$26

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

Other

The Company is routinely subject to other civil claims, litigation and arbitration, and regulatory investigations, arising in the ordinary course of its present business, as well as in respect of its divested businesses. Some of these claims and litigations relate to product liability claims, including claims related to the Company’s current products and asbestos-related claims concerning premises and historic products of its corporate affiliates and predecessors. The Company believes that it has strong defenses to these claims. These claims have not had a material impact on the Company to date and the Company believes the likelihood that a future material adverse outcome will result from these claims is remote. However, the Company cannot be certain that an adverse outcome of one or more of these claims would not have a material adverse effect on its financial condition, results of operations, or cash flows.

ITEM 1A. Risk Factors

The Company’s risk factors have been described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  There have been no significant changes in the Company’s risk factors during the quarter ended March 31, 2008.

ITEM 6.  Exhibits

The following documents are filed as part of this report:

Number	Description

10.1

Separation Agreement and General Release dated January 21, 2008, by and between Gary P. Yeaw and the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s January 23, 2008 Form 8-K (“January 23, 2008 8-K”).

10.2	2008 Chemtura Corporation Management Incentive Program, effective February 28, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s March 3, 2008 Form 8-K (“March 3, 2008 8-K”).

10.3	2008-2010 Chemtura Corporation Long-Term Incentive Plan, effective February 28, 2008 (incorporated by reference to Exhibit 10.2 to the March 3, 2008 8-K.

31.1	Certification of Periodic Report by Chemtura Corporation’s Chief Executive Officer (Section 302) (filed herewith).

31.2	Certification of Periodic Report by Chemtura Corporation’s Chief Financial Officer (Section 302) (filed herewith).

32.1	Certification of Periodic Report by Chemtura Corporation’s Chief Executive Officer (Section 906) (filed herewith).

32.2	Certification of Periodic Report by Chemtura Corporation’s Chief Financial Officer (Section 906) (filed herewith).

CHEMTURA CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMTURA CORPORATION
(Registrant)

Date: May 9, 2008	/s/ Kevin V. Mahoney
Name: Kevin V. Mahoney
Title: Senior Vice President and Corporate Controller

Date: May 9, 2008	/s/ Lynn A. Schefsky
Name: Lynn A. Schefsky
Title: Senior Vice President, General Counsel and Secretary