Form 10-Q
period 2008-06-30
Chemtura CORP
filed 2008-08-11
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

The number of shares of common stock outstanding as of the latest practicable date is as follows:

Class	Number of shares outstanding at June 30, 2008
Common Stock - $.01 par value	242,366,276

CHEMTURA CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2008

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements and Accompanying Notes

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Quarter and Six months ended June 30, 2008 and 2007

(In millions, except per share data)

	Quarter ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net sales	$1,023	$1,038	$1,932	$1,927

Cost of goods sold	775	783	1,500	1,470
Selling, general and administrative	88	107	173	205
Depreciation and amortization	57	70	126	133
Research and development	14	15	28	31
Facility closures, severance and related costs	—	22	—	25
Antitrust costs	11	18	11	30
Loss on sale of business	1	15	24	15
Impairment of long-lived assets	320	7	320	7
Equity income	(2)	—	(3)	(1)
Operating (loss) profit	(241)	1	(247)	12
Interest expense	(19)	(23)	(39)	(46)
Other (expense) income, net	(2)	(6)	12	(4)

Loss from continuing operations before income taxes	(262)	(28)	(274)	(38)
Income tax (expense) benefit	(11)	5	(20)	(5)

Loss from continuing operations	(273)	(23)	(294)	(43)
Earnings from discontinued operations	—	6	—	11
Gain on sale of discontinued operations	—	25	—	27
Net (loss) earnings	$(273)	$8	$(294)	$(5)

Basic and Diluted earnings (loss) per common share:
Loss from continuing operations	$(1.13)	$(0.09)	$(1.22)	$(0.18)
Earnings from discontinued operations	—	0.02	—	0.05
Gain on sale of discontinued operations	—	0.10	—	0.11
Net (loss) earnings	$(1.13)	$0.03	$(1.22)	$(0.02)

Dividends per common share	$0.05	$0.05	$0.10	$0.10

Weighted average shares outstanding - basic and diluted	242.2	241.4	242.2	241.2

See accompanying notes to consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

June 30, 2008 (Unaudited) and December 31, 2007
(In millions, except per share data)

	June 30,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$110	$77
Accounts receivable	400	389
Inventories	727	676
Other current assets	255	239
Total current assets	1,492	1,381

NON-CURRENT ASSETS
Property, plant and equipment	971	1,032
Goodwill	996	1,309
Intangible assets, net	565	585
Other assets	125	109

	$4,149	$4,416

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term borrowings	$41	$5
Accounts payable	304	285
Accrued expenses	318	353
Income taxes payable	45	38
Total current liabilities	708	681

NON-CURRENT LIABILITIES
Long-term debt	1,074	1,058
Pension and post-retirement health care liabilities	343	361
Other liabilities	392	463

STOCKHOLDERS’ EQUITY
Common stock - $0.01 par value
Authorized - 500.0 shares
Issued - 253.9 shares at June 30, 2008 and 253.6 shares at December 31, 2007	3	3
Additional paid-in capital	3,035	3,028
Accumulated deficit	(1,499)	(1,179)
Accumulated other comprehensive income	260	168
Treasury stock at cost - 11.5 shares	(167)	(167)
Total stockholders’ equity	1,632	1,853

	$4,149	$4,416

See accompanying notes to consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

Six Months ended June 30, 2008 and 2007
(In millions)

	Six months ended June 30,
Increase (decrease) in cash	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(294)	$(5)
Adjustments to reconcile net loss to net cash provided by operations:
Loss on sale of business	24	15
Gain on sale of discontinued operations	—	(27)
Impairment of long-lived assets	320	7
Depreciation and amortization	126	138
Stock-based compensation expense	5	5
Equity income	(3)	(1)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(128)	(127)
Accounts receivable - securitization	111	27
Inventories	(72)	(13)
Accounts payable	15	38
Pension and post-retirement health care liabilities	(25)	(6)
Other	(53)	(4)
Net cash provided by operations	26	47

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	68	132
Payments for acquisitions, net of cash acquired	(26)	(164)
Capital expenditures	(59)	(46)
Net cash used in investing activities	(17)	(78)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facility, net	50	—
Proceeds on long term borrowings	1	—
Payments on long term borrowings	(31)	—
Proceeds from short term borrowings	25	31
Dividends paid	(24)	(24)
Proceeds from exercise of stock options	1	4
Other financing activities	(1)	—
Net cash provided by financing activities	21	11

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	3	1
Change in cash and cash equivalents	33	(19)
Cash and cash equivalents at beginning of period	77	95
Cash and cash equivalents at end of period	$110	$76

See accompanying notes to consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

The information in the foregoing consolidated financial statements for the quarter and six months ended June 30, 2008 and June 30, 2007 is unaudited, but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature, except as otherwise disclosed in the accompanying notes to the consolidated financial statements.

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

Certain reclassifications have been made to the prior period financial information to conform to the current period presentation.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2007 Annual Report on Form 10-K.  The consolidated results of operations for the quarter and six months ended June 30, 2008 are not necessarily indicative of the results expected for the full year.

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

Other (expense) income, net

Other (expense) income, net includes costs associated with the Company’s securitization programs, foreign exchange gains (losses), interest income and minority interest income (expense).

Other Items

Cash and cash equivalents include bank term deposits with original maturities of three months or less.  Included in cash and cash equivalents in the Company’s consolidated balance sheets at June 30, 2008 and December 31, 2007 are $1 million and $2 million, respectively, of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.

Included in accounts receivable are allowances for doubtful accounts of $34 million and $32 million at June 30, 2008 and December 31, 2007, respectively.

During the first six months of 2008 and 2007, the Company made interest payments of approximately $40 million and $45 million, respectively.  During the first six months of 2008 and 2007, the Company made payments for income taxes (net of refunds) of $31 million and $28 million, respectively.

Earnings from discontinued operations of $6 million (net of $3 million of tax) and $11 million (net of $5 million of tax) for the second quarter and six months ended June 30, 2007, respectively, reflect the contribution from the EPDM, fluorine and optical monomers businesses that were subsequently sold.

The gain on the sale of discontinued operations of $25 million (net of $13 million of tax) for the second quarter ended June 30, 2007, related to the sale of the EPDM business.  The gain on sale of discontinued operations of $27 million (net of $14 million of tax) for the six months ended June 30, 2007, includes $25 million related to the sale of the EPDM business and $2 million related to the recognition of the final contingent earn-out proceeds related to the sale of the OrganoSilicones business.

ACCOUNTING DEVELOPMENTS

Implemented in 2008

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The provisions of FAS 159 are effective as of the beginning of the Company’s 2008 fiscal year.  The Company elected to not fair value existing eligible items, beginning January 1, 2008.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”), which establishes a comprehensive framework for measuring fair value and expands disclosures about fair value measurements. The provisions of FAS 157, specifically for financial assets and liabilities, are effective as of the beginning of the Company’s 2008 fiscal year.  The Company values financial instruments using Level 2, observable inputs.  The Company carries derivative instruments at fair value.

Future Implementations

In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of FAS 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008.  The Company is currently evaluating the potential impact that the application of FAS 157 to its nonfinancial assets and liabilities will have on its consolidated results of operations.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“FAS 160”), which will require companies to treat noncontrolling interests (commonly referred to as minority interest) as a separate component of shareholders’ equity and not as a liability.  The provisions of FAS 160 are effective as of the beginning of the Company’s 2009 fiscal year.  The Company is assessing the impact of adopting FAS 160 on its consolidated financial position and results of operations.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which requires that identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination be recorded at full fair value.  The provisions of FAS 141(R) are effective as of the beginning of the Company’s 2009 fiscal year. The Company is assessing the impact of adopting FAS 141(R) on its consolidated financial position and results of operations.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”), which will require companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows.  The provisions of FAS 161 are effective as of the beginning of the Company’s 2009 fiscal year.  The Company is assessing the impact of adopting FAS 161 on its consolidated financial position and results of operations.

2) COMPREHENSIVE INCOME (LOSS)

An analysis of the Company’s comprehensive (loss) income follows:

	Quarter ended June 30,		Six months ended June 30,
(In millions)	2008	2007	2008	2007
Net (loss) earnings	$(273)	$8	$(294)	$(5)
Other comprehensive (loss) income:
Foreign currency translation adjustments	11	59	90	61
Unrecognized pension and other post-retirement benefit costs (net of tax)	(4)	3	(2)	3
Change in fair value of derivatives (net of tax)	2	(1)	4	6
Comprehensive (loss) income	$(264)	$69	$(202)	$65

The components of accumulated other comprehensive income at June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
(In millions)	2008	2007
Foreign currency translation adjustment	$342	$252
Unrecognized pension and other post-retirement benefit costs (net of tax)	(86)	(84)
Fair value of derivatives (net of tax)	4	—
Accumulated other comprehensive income	$260	$168

Reclassifications from other comprehensive income (loss) to earnings related to the Company’s natural gas price swap contracts aggregated to a $1 million pre-tax loss and a $4 million pre-tax loss during the quarters ended June 30, 2008, and 2007, respectively, and a $1 million pre-tax loss and an $8 million pre-tax loss during the six months ended June 30, 2008 and 2007, respectively.

3) ACQUISITIONS AND DIVESTITURES

Baxenden and GLCC Laurel Acquisitions

On February 29, 2008, the Company acquired the remaining stock of Baxenden Chemicals Limited Plc for approximately $26 million.  Assets acquired included plant, property and equipment of $18 million; accounts receivable of $7 million; intangible assets of $7 million; goodwill of $6 million; inventory of $4 million and other assets of $3 million offset by a pension liability of $7 million, accounts payable of $6 million, deferred taxes of $5 million and accrued expenses of $1 million.

On March 12, 2008, the Company purchased the remaining interest in GLCC Laurel, LLC for a note payable of $11 million.  As GLCC Laurel, LLC was already being consolidated by the Company, the purchase price was allocated to reduce the minority interest liability by $23 million.  The value of the long-lived assets was reduced by $14 million (as the fair value of the assets exceeded the purchase price).

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

Memphis Divestiture

On February 29, 2008, the Company completed the sale of its oleochemicals business and recorded a net loss of $24 million.  The assets sold included inventory of $26 million, accounts receivable of $24 million, goodwill of $12 million, net fixed assets of $7 million, and intangible assets of $1 million.  The oleochemicals business had revenues of approximately $175 million in 2007.  Proceeds from the transaction were used to reduce debt.

4) ACCOUNTS RECEIVABLE PROGRAMS

The Company has a domestic accounts receivable securitization program to provide funding for up to $275 million of domestic receivables to agent banks.  Accounts receivable sold under this program were $166 million and $119 million as of June 30, 2008 and December 31, 2007, respectively.  Under the domestic program, certain subsidiaries of the Company sell their accounts receivable to a special purpose entity (“SPE”) that has been created for the purpose of acquiring such receivables and selling an undivided interest therein to agent banks.  In accordance with the domestic sale agreement, the agent banks purchase an undivided ownership interest in the accounts receivable owned by the SPE.   The amount of such undivided ownership interest will vary based on the level of eligible accounts receivable as defined in the agreement.  In addition, the agent banks retain a security interest in all the receivables owned by the SPE, which was $188 million and $163 million as of June 30, 2008 and December 31, 2007, respectively.  The balance of the unsold receivables owned by the SPE is included in the Company’s accounts receivable balance on the consolidated balance sheet.

In addition, the Company’s European subsidiaries have a separate program to sell up to approximately $279 million of their eligible accounts receivable to an agent bank as of June 30, 2008. International accounts receivable sold under this program were $184 million and $120 million as of June 30, 2008 and December 31, 2007, respectively.   Under the international program, certain foreign subsidiaries of the Company sell eligible accounts receivable directly to agent banks.

The total costs associated with these programs of $4 million and $5 million for the quarters ended June 30, 2008 and 2007, respectively, and $8 million and $11 million for the six months ended June 30, 2008 and 2007, respectively, are included in other (expense) income, net in the consolidated statements of operations.  During the period, the Company had an obligation to service the accounts receivable sold under its domestic and international programs. The Company has treated the transfer of receivables under its domestic and international receivable programs as a sale of accounts receivable.

5) INVENTORIES

Components of inventories are as follows:

	June 30,	December 31,
(In millions)	2008	2007
Finished goods	$467	$437
Work in process	43	48
Raw materials and supplies	217	191
	$727	$676

Included in the above net inventory balances are inventory obsolescence reserves of approximately $35 million and $40 million at June 30, 2008 and December 31, 2007, respectively.

6) PROPERTY, PLANT AND EQUIPMENT

	June 30,	December 31,
(In millions)	2008	2007
Land and improvements	$99	$97
Buildings and improvements	304	307
Machinery and equipment	1,197	1,299
Information systems equipment	185	181
Furniture, fixtures and other	70	68
Construction in progress	95	87
	1,950	2,039
Less accumulated depreciation	979	1,007
	$971	$1,032

Depreciation expense from continuing operations amounted to $46 million and $60 million for the quarters ended June 30, 2008 and 2007, respectively, and $105 million and $114 million for the six months ended June 30, 2008 and 2007, respectively.  Depreciation expense from continuing operations includes accelerated depreciation of certain fixed assets associated with the Company’s restructuring programs, divestment activities and the consolidation of its legacy ERP systems of $9 million and $22 million for the quarters ended June 30, 2008 and 2007, respectively, and $31 million and $36 million for the six months ended June 30, 2008 and 2007, respectively.

7) GOODWILL AND INTANGIBLE ASSETS

Goodwill by reportable segment is as follows:

	Polymer	Performance	Consumer	Crop
(In millions)	Additives	Specialties	Products	Protection	Total

December 31, 2007	$488	$180	$584	$57	$1,309
Impairment charges	—	—	(320)	—	(320)
Baxenden acquisition	—	6	—	—	6
Tax adjustments	(11)	(5)	—	—	(16)
Sale of oleochemicals	(12)	—	—	—	(12)
Foreign currency translation and other	16	5	8	—	29
June 30, 2008	$481	$186	$272	$57	$996

The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units in accordance with Statement No. 142, “Goodwill and Other Intangible Assets” as of July 31, or sooner, if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value.  The Company estimates the fair value of its reporting units utilizing income and market approaches through the application of discounted cash flow and market comparable methods.  The assessment is required to be performed in two steps, step one to test for a potential impairment of goodwill and, if potential losses are identified, step two to measure the impairment loss via a full fair valuing of the assets and liabilities of the reporting unit utilizing the purchase method of accounting.

During the quarter ended June 30, 2008, the Company updated its long-term financial projections for each of its businesses.  Based upon the indicators within these long-term projections, the Company performed its step one test for the Consumer Products reporting unit.   These projections indicated the fair value of the Consumer Products reporting unit, utilizing a discounted cash flow model, was less than its carrying value and thus an inability to sustain the level of goodwill associated with that reporting unit.  In recent years, the net assets of the business segment, including goodwill, have grown faster than its earnings due to foreign exchange impacts and the inflationary effect on working capital due to higher raw material costs.  Meanwhile the business has grown more slowly than was anticipated in 2005 when much of the goodwill was created by virtue of the merger with Great Lakes Chemical Corporation.  Based on the Company’s preliminary analysis, an estimated goodwill impairment charge of $320 million was recorded in this reporting unit in the second quarter of 2008.  Due to the complexity of the analysis which involves completion of fair value analyses and the resolution of certain significant assumptions, the Company will finalize this goodwill impairment charge in the third quarter of 2008.

The other changes in goodwill since December 31, 2007 are primarily due to foreign currency translation and acquiring the remaining stock of Baxenden Chemicals Limited, partially offset by purchase accounting tax adjustments and sale of the oleochemicals business.

The Company’s intangible assets (excluding goodwill) are comprised of the following:

	June 30, 2008			December 31, 2007
(In millions)	Gross Cost	Accumulated Amortization	Net Intangibles	Gross Cost	Accumulated Amortization	Net Intangibles
Patents	$143	$(48)	$95	$143	$(44)	$99
Trademarks	328	(71)	257	330	(65)	265
Customer relationships	164	(32)	132	164	(29)	135
Production rights	45	(13)	32	45	(11)	34
Other	92	(43)	49	91	(39)	52
Total	$772	$(207)	$565	$773	$(188)	$585

The decrease in gross intangible assets since December 31, 2007 is primarily due to the sale of the fluorine and oleochemicals businesses, partially offset by additions of assets when the Company acquired the remaining stock of Baxenden Chemicals Limited Plc.  Assets acquired in the Baxenden transaction included patents of $1 million (weighted average useful life of 7 years), trademarks of $1 million (useful life of 25 years) and customer relationships of $5 million (useful life of 30 years)

Amortization expense from continuing operations related to intangible assets (including investments in unconsolidated affiliates) amounted to $11 and $9 million for the quarters ended June 30, 2008 and 2007, respectively, and $21 and $19 for the six months ended June 30, 2008 and 2007, respectively.

8) INDEBTEDNESS

The Company has an available credit facility of $750 million.  At June 30, 2008, borrowings under the credit facility were $50 million.  There were no borrowings under the credit facility at December 31, 2007.

In February 2008, the Company repurchased $30 million of its outstanding 7% Notes Due 2009 (“2009 Notes”).  The loss associated with the early extinguishment of the debt was immaterial for the six months ended June 30, 2008.

The Company and the Domestic Subsidiary Guarantors are required to provide a security interest in the stock of their first tier subsidiaries and other equity interests (limited to 66% of the voting stock of first-tier foreign subsidiaries) pursuant to a covenant in the Company’s credit facility.  Additionally, under the terms of the indentures for the 7% Notes due 2009, 6.875% Notes due 2016 and the 6.875% Debentures due 2026 (the “Notes”), the Company would be required to secure the Notes on an equal and ratable basis with other certain indebtedness if secured debt thresholds are exceeded.  The Company amended and restated its Pledge Agreement on July 31, 2007 so that the credit facility would only be secured up to the lowest debt threshold amount under the Notes.

The Company’s various debt agreements contain covenants that limit the Company’s ability to enter into certain transactions, such as incurring additional indebtedness, increasing the Company’s dividends, and entering into acquisitions, dispositions and joint ventures.  The Company is required to report compliance with certain financial covenants to its lenders on a quarterly basis.  Under these covenants, the Company is required to maintain a leverage ratio (adjusted total debt to adjusted earnings before interest, taxes, depreciation and amortization (“Bank EBITDA”), with adjustments to both debt and earnings being made in accordance with the terms of the credit facility agreement) and an interest coverage ratio (Bank EBITDA to interest expense as defined in the credit facility agreement).  The Company was in compliance with the covenants of its various debt agreements at June 30, 2008.

9) INCOME TAXES

The Company reported income tax expense from continuing operations for the quarter ended June 30, 2008 of $11 million and an income tax benefit of $5 million for the quarter ended June 30, 2007.  The Company reported income tax expense from continuing operations for the six months ended June 30, 2008 and June 30, 2007 of $20 million and $5 million, respectively.  The Company has established a valuation allowance against the tax benefits associated with the Company’s year to date U.S. net operating loss.  The Company will continue to adjust its tax provision rate through the establishment, or release, of the non-cash valuation allowance attributable to currently generated U.S. pre-tax losses until such time as the U.S. operations have evidenced the ability to consistently generate income such that in future periods the Company can expect that the deferred tax assets can be utilized on a more-likely-than-not basis.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of January 1, 2007.

The Company has net liabilities related to unrecognized tax benefits of $65 million at June 30, 2008 and $66 million at December 31, 2007.

In accordance with FIN 48, the Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense.  Accrued interest and penalties are included within the related liability lines in the consolidated balance sheet.

The Company believes it is reasonably possible that its unrecognized tax benefits may decrease approximately $19 million within the next year.  This reduction may occur due to the conclusion of examinations by tax authorities.  The Company further expects that the amount of unrecognized tax benefits will continue to change as the result of ongoing operations, the outcomes of tax audits, and the passing of statutes of limitations.  This change is not expected to have a significant impact on the results of operations or the financial position of the Company.

During the quarter ended June 30, 2008, the Company established a valuation allowance of $10 million against deferred tax assets in Brazil as management has concluded that it is not likely that, based on prior year’s cumulative losses which are now expected to continue, the deferred tax assets will be realized as the entity’s profitability is unlikely to increase to a level that can utilize these assets in the near term.

10) EARNINGS PER COMMON SHARE

The computation of basic earnings per common share is based on the weighted average number of common shares outstanding.  The computation of diluted earnings per common share is based on the weighted average number of common and common equivalent shares outstanding.  The computation of diluted earnings per common share equals the basic earnings per common share for the quarters ended June 30, 2008 and 2007, and six months ended June 30, 2008 and 2007 since the common stock equivalents were antidilutive as a result of the Company’s net loss from continuing operations. The Company had no common stock equivalents for the quarter and six months ended June 30, 2008 and 0.8 million and 1.0 million shares for the quarter and six months ended June 30, 2007, respectively.

Shares used in the computations for the quarters ended June 30, 2008 and 2007 are 242.2 million and 241.4 million, respectively, and for the six months ended June 30, 2008 and 2007 are 242.2 million and 241.2 million, respectively.

The Company’s outstanding stock options of 11.6 million and 8.0 million shares at June 30, 2008 and 2007, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the Company’s common stock.  These options could be dilutive if the average share price increases and is greater than the exercise price of these options.  The Company’s performance-based restricted shares of 2.1 million and 1.6 million at June 30, 2008 and 2007, respectively, were also excluded from the calculation of diluted earnings per share because the specified performance criteria for the vesting of these shares had not yet been met.  These restricted shares could be dilutive in the future if the specified performance criteria are met.

11) STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment.”  Stock-based compensation expense, including amounts for restricted stock and options, was $2 million for each of the quarters ended June 30, 2008 and 2007 and $5 million for each of the six month periods ended June 30, 2008 and 2007.  In 2008 and 2007, stock-based compensation expense was primarily reported in SG&A.

Stock Option Plans

In February 2008, the Company’s Board of Directors approved the grant of options covering 2.7 million shares, with an exercise price equal to the fair market value of the underlying common stock at the date of grant.  These options will vest ratably over a four-year period.

The Company uses the Black-Scholes option-pricing model to determine the compensation expense related to stock options.  The Company has elected to recognize compensation cost for option awards granted equally over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  Using this method, the weighted average fair value of stock options granted during the quarters ended June 30, 2008 and 2007 was $2.75 and $4.91, respectively, and for the six months ended June 30, 2008 and 2007 was $3.38 and $5.41, respectively. Total remaining unrecognized compensation cost associated with unvested stock options at June 30, 2008 was $10 million, which will be recognized over the remaining requisite service period.

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

Additionally, in February 2008, grants of 0.1 million shares of restricted stock were approved to non-employee directors, which are to be paid out upon retirement from the Chemtura Board of Directors.  The grants of shares do not contain market condition requirements.

Total remaining unrecognized compensation cost associated with unvested restricted stock awards at June 30, 2008 was $10 million, which will be recognized over the remaining requisite service or performance period.

12) PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

On December 31, 2006 the Company adopted SFAS 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, 132(R) (“FAS 158”).  FAS 158 requires that, no later than 2008, the Company’s assumptions used to measure the annual pension and postretirement benefit expense be determined as of the balance sheet date and all plan assets and liabilities be reported as of that date.  Accordingly, as of the beginning of the 2008 fiscal year, the Company changed the measurement date for the annual pension and postretirement benefit expense and all plan assets and liabilities from November 30 to the year-end balance sheet date.  As a result of this change in measurement date, the Company recorded an after tax increase of $1 million to accumulated deficit as of January 1, 2008.

Components of the Company’s defined benefit plans net periodic benefit (credit) cost for the quarter and six months ended June 30, 2008 and 2007 are as follows:

	Qualified		International and			Post-Retirement
	Domestic Plans		Non-Qualified Plans			Health Care Plans
	Quarter ended June 30,		Quarter ended June 30,			Quarter ended June 30,
(In millions)	2008	2007	2008		2007	2008	2007

Service cost	$1	$1	$2		$1	$1	$1
Interest cost	11	12	6		4	3	2
Expected return on plan assets	(16)	(16)	(6)		(1)	—	—
Amortization costs	2	1	—		1	(1)	(1)
Curtailment			(7	)(a)

Net periodic benefit (credit) cost	$(2)	$(2)	$(5)		$5	$3	$2

	Qualified		International and			Post-Retirement
	Domestic Plans		Non-Qualified Plans			Health Care Plans
	Six months ended June 30,		Six months ended June 30,			Six months ended June 30,
(In millions)	2008	2007	2008		2007	2008	2007

Service cost	$1	$1	$3		$3	$1	$1
Interest cost	23	23	13		9	5	5
Expected return on plan assets	(32)	(31)	(11)		(5)	—	(1)
Amortization costs	3	3	1		1	(1)	(1)
Curtailment			(7	)(a)

Net periodic benefit (credit) cost	$(5)	$(4)	$(1)		$8	$5	$4

(a)  During the quarter ended June 30, 2008, the Company recorded a curtailment gain of $7 million due to the decision to eliminate furture earnings benefits of participants in certain international pension plans.

The Company expects to contribute approximately $25 million and $13 million to its international and non-qualified pension plans and post-retirement health care plans in 2008, respectively.  No contribution is required to its qualified domestic plans.  The Company contributed $2 million and $8 million to its domestic non-qualified and international pension plans, respectively, for the six months ended June 30, 2008.  Contributions to post-retirement health care plans for the first six months of 2008 were $11 million.  The Company did not make any discretionary payments to its domestic or international plans during the first six months of 2008.  The Company’s funding assumptions for its domestic pension plans assume no significant change with regard to demographics, legislation, plan provisions, or actuarial assumptions or methods to determine the estimated funding requirements.

The Company assumes additional funding will likely be required for its domestic pension plans in 2009 to comply with the provisions of the Pension Protection Act of 2006 in light of the impact of current equity market conditions.

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

The following table summarizes the unrealized (gains) and losses related to certain cash flow hedging for the quarters and six months ended June 30, 2008 and 2007.

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2008	2007	2008	2007
Cash flow hedges (in accumulated other comprehensive income):
Balance at beginning of period	$2	$—	$—	$7
Natural gas - net change in fair value, net of tax	2	3	4	(1)
Natural gas - loss reclassified to earnings, net of tax	—	(2)	—	(5)
Balance at end of period, net of tax	$4	$1	$4	$1

The Company has exposure to changes in foreign currency exchange rates resulting from transactions entered into by the Company and its foreign subsidiaries in currencies other than their local currency (primarily trade payables and receivables).  The Company is also exposed to currency risk on intercompany transactions (including intercompany loans).  The Company purchases foreign currency forward contracts to manage these transactional currency risks on a consolidated basis.

The following table summarizes the fair values of derivative instruments at June 30, 2008:

At June 30,
(in millions)	2008
Assets:
Foreign currency forward contracts	$15
Price swap contracts (natural gas)	6
Assets at fair value	$21

Liabilities:
Foreign currency forward contracts	$7

These fair values were measured based upon quoted prices for similar assets and liabilities in active markets.

14) ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations include estimates for all asset retirement obligations identified for its worldwide facilities.  The Company’s asset retirement obligations are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases at approximately 31 facilities, legal obligations to close approximately 96 brine supply, brine disposal, waste disposal, and hazardous waste injection wells and the related pipelines at the end of their useful lives, and decommissioning and decontamination obligations that are legally required to be fulfilled upon closure of approximately 40 of the Company’s manufacturing facilities.

The following is a summary of the change in the carrying amount of the asset retirement obligations for the quarter and six month periods ended June 30, 2008 and 2007, and the net book value of assets related to the asset retirement obligations at June 30, 2008 and 2007.

	Quarter ended June 30,		Six months ended June 30,
(In millions)	2008	2007	2008	2007
Asset retirement obligation balance at beginning of period	$26	$27	$26	$24
Accretion expense – cost of goods sold	1	4	3	8
Revisions to estimates	—	1	1	1
Payments	(2)	(2)	(5)	(3)
Asset retirement obligation balance at end of period	$25	$30	$25	$30

Net book value of asset retirement obligation assets at end of period	$2	$1	$2	$1

Depreciation expense	$—	$—	$—	$1

At June 30, 2008, $7 million of the asset retirement obligation was included in accrued expenses and $18 million was included in other liabilities on the consolidated balance sheet.  At December 31, 2007, $13 million was included in accrued expenses and $13 million was included in other liabilities.

15) RESTRUCTURING ACTIVITIES

In the second quarter of 2007, the Company commenced a world-wide restructuring program to improve performance and growth, which included the realignment of its business segments, streamlining of the organization, reevaluation of its manufacturing footprint, the redirection of efforts to focus on end-use markets, and the closure of the antioxidant facilities at Pedrengo and Ravenna, Italy, and two intermediate chemical product lines at Catenoy, France.  These programs were substantially completed as of December 31, 2007.  The Company recorded pre-tax charges of $2 million and $26 million for the six months ended June 30, 2008 and 2007, respectively, mainly for severance related to these programs.

Additionally, the Company recorded pre-tax credits of $2 million during the first six months of 2008 and $3 million during the first six months of 2007 primarily related to the reversal of a portion of the reserve at its Tarrytown, NY facility due to a favorable change in the sublet agreement for space at that location.  During the first six months of 2007, the Company recorded a pre-tax charge of $2 million related to its 2006 cost savings initiatives to support its continuing efforts to become more efficient and reduce costs.

A summary of the reserves for all the Company’s cost savings and restructuring programs are as follows:

(In millions)	Severance and Related Costs	Other Facility Closure Costs	Total
Balance at January 1, 2008	$23	$6	$29
2008 charges	2	(2)	—
Cash payments	(17)	(2)	(19)
Foreign currency translation	2	—	2
Balance at June 30, 2008	$10	$2	$12

At June 30, 2008, $11 million of the above reserves was included in accrued expenses and $1 million was included in other liabilities on the consolidated balance sheet.  At December 31, 2007, $27 million was included in accrued expenses and $2 million was included in other liabilities.

16) LEGAL MATTERS

ANTITRUST INVESTIGATIONS AND RELATED MATTERS

Rubber Chemicals

On May 27, 2004, the Company pled guilty to a one-count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period from July 1995 to December 2001. The U.S. federal court imposed a fine of $50 million, payable in six annual installments, without interest, beginning in 2004. In light of the Company’s cooperation with the U.S. Department of Justice (the “DOJ”), the court did not impose any period of corporate probation.  On May 28, 2004, the Company pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Canadian federal court imposed a sentence requiring the Company to pay a fine of CDN $9 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid (in U.S. dollars) $2 million in 2005, $7 million in 2006, $12 million in 2007 and $16 million in 2008.  Remaining cash payments for the US and Canadian fines are expected to be approximately $19 million in 2009.  At June 30, 2008, a reserve of $18 million related to these settlements has been included in accrued expenses on the Company’s consolidated balance sheet.  At December 31, 2007, reserves of $17 million and $17 million were included in accrued expenses and other liabilities, respectively.

European Union (“EU”) Investigations

The Company and certain of its subsidiaries are subjects of, and continue to cooperate in, an investigation being conducted by the European Commission (the “EC”) with respect to possible antitrust violations relating to the sale and marketing of various classes of heat stabilizers.  Such investigations concern anticompetitive practices, including price fixing and customer or market allocations, undertaken by the Company and such subsidiaries and certain of their officers and employees.  The Company and its subsidiaries that are subject to the investigations have received from the EC written assurances of conditional amnesty with respect to certain classes of heat stabilizers. The assurances of amnesty are conditioned upon several factors, including continued cooperation with the EC. The Company is actively cooperating with the EC regarding the heat stabilizer investigation.

Civil Lawsuits

The actions described below under “U.S. Civil Antitrust Actions” are in various procedural stages of litigation.  Although the actions described below have not had a material adverse impact on the Company, we cannot predict the outcome of any of those actions. The Company will seek cost-effective resolutions of the various pending and threatened legal proceedings against the Company; however, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company has established reserves for all direct and indirect purchaser claims as of June 30, 2008.

The Company reviews its reserves for civil lawsuits on a quarterly basis.  The Company also adjusts its reserves quarterly to reflect its current best estimates.

U.S. Civil Antitrust Actions

Direct and Indirect Purchaser Lawsuits. The Company, individually or together with its subsidiary Uniroyal Chemical Company, Inc., now merged into Chemtura Corporation (referred to as “Uniroyal” for the purposes of the description of the Company’s lawsuits), and other companies, are defendants in various proceedings filed in state and federal courts, described below.

Federal Lawsuits.  The Company and certain of its subsidiaries continues to be a defendant in two lawsuits pending in the federal courts.  One of these suits is a Massachusetts indirect purchaser claim premised upon violations of state law.  The suit was originally filed in Massachusetts state court in May 2005 as an indirect purchaser action, and was subsequently removed to the United States District Court, District of Massachusetts.  The complaint initially related to purchases of any product containing rubber and urethane products, defined to include EPDM, nitrile rubber and urethanes, but is now limited to urethanes only.  The Company has received preliminary court approval of a settlement agreement covering this action and is awaiting final approval.  The other suit, described separately below under the sub-heading “Bandag” was originally filed as a direct purchaser suit on June 29, 2006 in the United States District Court, Middle District of Tennessee and was subsequently transferred to the United States District Court, Northern District of California.  In both of these actions, and in all actions pending in state courts (further described below), the plaintiffs seek, among other things, treble damages, costs (including attorneys’ fees) and injunctive relief preventing further violations or the improper conduct alleged in the complaint.  Neither of these federal suits is expected to have a material adverse effect on the Company.

Bandag.  This suit was originally brought by Bridgestone Americas Holding, Inc, Bridgestone Firestone North American Tire, LLC, and Pirelli Tire, LLC (all of whom have since settled) along with the remaining plaintiff, Bandag Incorporated (n/k/a/ Bridgestone Bandag, LLC), with respect to purchases of rubber chemicals from the Company, Uniroyal and several of the world-wide leading suppliers of rubber chemicals.  This suit alleges that the Company and Uniroyal, along with other rubber chemical manufacturers conspired to fix the prices of the rubber chemicals, and to divide the rubber chemicals markets in violation of Section 1 of the Sherman Act.  Bandag Incorporated, a designer and manufacturer of tire re-treading, directly purchased from the Company and from the other defendants to this suit, and in doing so, claims to have paid artificially inflated prices for rubber chemicals. Bandag has requested treble damages, costs (including attorneys’ fees) and such other relief as the court may deem appropriate.  Discovery in this suit is currently on-going, with an expected trial date in 2009.

State Lawsuits. The Company, individually or together with Uniroyal, also continues to be a defendant in certain indirect purchaser antitrust class action lawsuits filed in state courts involving the sale of urethanes and urethane chemicals.  The complaints in these actions principally allege that the defendants conspired to fix, raise, maintain or stabilize prices for urethanes and urethane chemicals, sold in the United States in violation of certain antitrust statutes and consumer protection and unfair or deceptive practices laws of the relevant jurisdictions and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities.  There are currently 16 state complaints pending.  The Company has received preliminary court approval of a settlement agreement covering 4 of these actions and is awaiting final approval.  In addition, the Company has reached a settlement agreement covering the remaining 12 complaints, all of which are pending in a coordinated proceeding in the Superior Court of the State of California for the County of San Francisco.  None of these state lawsuits individually or in the aggregate are expected to have a material adverse effect on the Company.

Australian Civil Antitrust Matters

On September 27, 2007, the Company was sued in the Federal Court of Australia for alleged price fixing violations with respect to the sale of rubber chemicals in Australia.  The Company has not yet responded to the complaint, nor at this early stage, assessed its merits.  The Company does not expect this matter will be material.

Federal Securities Class Action

The Company, certain of its former officers and directors (the “Crompton Individual Defendants”), and certain former directors of the Company’s predecessor Witco Corp. are defendants in a consolidated class action lawsuit, filed on July 20, 2004, in the United States District Court, District of Connecticut, brought by plaintiffs on behalf of themselves and a class consisting of all purchasers or acquirers of the Company’s stock between October 1998 and October 2002. The consolidated amended complaint principally alleges that the Company and the Crompton Individual Defendants caused the Company to issue false and misleading statements that violated the federal securities laws by reporting inflated financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy. The putative class includes former Witco Corp. shareholders who acquired their securities in the Crompton-Witco merger pursuant to a registration statement that allegedly contained misstated financial results.  The complaint asserts claims against the Company and the Crompton Individual Defendants under Section 11 of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder.  Plaintiffs also assert claims for control person liability under Section 15 of the Securities Act of

1933 and Section 20 of the Securities Exchange Act of 1934 against the Crompton Individual Defendants. The complaint also asserts claims for breach of fiduciary duty against certain former directors of Witco Corp. for actions they allegedly took as Witco Corp. directors in connection with the Crompton-Witco merger. The plaintiffs seek, among other things, unspecified damages, interest, and attorneys’ fees and costs. The Company and the Crompton Individual Defendants filed a motion to dismiss on September 17, 2004, which is now fully briefed and pending. The former directors of Witco Corp. filed a motion to dismiss in February 2005, which is pending. On July 22, 2005, the court granted a motion by the Company and the Crompton Individual Defendants to stay discovery in the related Connecticut shareholder derivative lawsuit (described below under “Shareholder Derivative Lawsuit”), pending resolution of the motion to dismiss by the Company and Crompton Individual Defendants.  On April 30, 2008, the parties entered a memorandum of understanding to settle the litigation.   Under the proposed settlement, defendants will pay or cause to be paid $21 million and deny any wrongdoing or liability.  The settlement’s terms are being finalized by the parties.

Shareholder Derivative Lawsuit

Certain current directors and one former director and officer of the Company (the “Individual Defendants”) are defendants in a shareholder derivative lawsuit filed on August 25, 2003 in Connecticut state court, nominally brought on behalf of the Company. The Company is a nominal defendant in the lawsuit. The plaintiff filed an amended complaint on November 19, 2004. The amended complaint principally alleges that the Individual Defendants breached their fiduciary duties by causing or allowing the Company to issue false and misleading financial statements by inflating financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy. The plaintiff contends that this wrongful conduct caused the Company’s financial results to be inflated, cost the Company its credibility in the marketplace and market share, and has and will continue to cost the Company millions of dollars in investigative and legal fees. The plaintiff seeks, among other things, compensatory and punitive damages against the director defendants in unspecified amounts, prejudgment interest, and attorneys’ fees and costs. The Company filed a motion to strike all counts of the complaint on January 12, 2005 for failure to allege adequately that a pre-lawsuit demand on the Company’s Board of Directors by the plaintiff would have been futile and was thus excused.  This motion was subsequently denied by the court.  Discovery in this lawsuit has been stayed by the United States District Court, District of Connecticut, pending resolution of the motion to dismiss filed by Company’s and the Crompton Individual Defendants in the related consolidated securities class action lawsuit described above under “Federal Securities Class Action.”  On July 25, 2008, the plaintiff filed a motion in the District of Connecticut seeking to lift the federal court’s discovery stay.

Reserves

At June 30, 2008 and December 31, 2007, the Company had a remaining reserve of $29 million and $43 million, respectively, included in accrued expenses on its consolidated balance sheets relating to the remaining U.S. direct and indirect purchaser lawsuits, the federal securities class action lawsuit described under “Federal Securities Class Action” and the shareholder derivative lawsuit described under “Shareholder Derivative Lawsuit.”  These reserves cover all direct and indirect purchaser antitrust claims.  The Company periodically reviews its accruals as additional information becomes available, and may adjust its accruals based on actual settlement offers and other later occurring events.  The Company is unable to estimate the reasonably possible loss, if any, in excess of the accrual as none of these claims have been reduced to judgment.

The reserve activity for antitrust related litigation is summarized as follows:

	Governmental			Civil Cases
(In millions)	U.S. DOJ Fines	Canada Federal Fines	Total U.S and Canada Fines	U.S. Civil and Securities Matters
Balance January 1, 2007	$37	$6	$43	$102
Antitrust costs, excluding legal fees	—	—	—	24
Payments	(10)	(2)	(12)	(83)
Accretion - Interest	2	—	2	—
Foreign currency translation	—	1	1	—
Balance December 31, 2007	29	5	34	43
Antitrust costs, excluding legal fees	—	—	—	6
Payments	(14)	(2)	(16)	(20)
Balance June 30, 2008	$15	$3	$18	$29

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

17) CONTINGENCIES

Environmental Matters

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts.  For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operation and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes that such costs are estimable.  The total amount accrued for such environmental liabilities at June 30, 2008 and December 31, 2007, was $117 million and $118 million, respectively.  At June 30, 2008 and December 31, 2007, environmental liabilities of $24 million and $27 million, respectively, have been included in accrued expenses and $93 million and $91 million, respectively, have been included in other liabilities on the consolidated balance sheets.  The Company estimates the environmental liability could range up to $155 million at June 30, 2008.  The Company’s reserves include estimates for determinable clean-up costs. During the six months ended June 30, 2008, the Company recorded a pre-tax charge of $4 million, to increase its environmental liabilities and made payments of $7 million for clean-up costs, which reduced its environmental liabilities.  At certain sites, the Company has contractual agreements with certain other parties to share remediation costs.  The Company has a receivable of $13 million at June 30, 2008 to reflect probable recoveries.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed the Company’s present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations and cash flows. It is reasonably possible that the Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

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

Conyers – Clean Air Act Investigation – The U.S. EPA is investigating alleged violations of law by the Company arising out of the Clean Air Act and other environmental statutes and is seeking a penalty and other relief in excess of one hundred thousand dollars. The Company intends to assert all meritorious legal defenses and will continue to assess relevant facts and attempt to negotiate an acceptable settlement with the EPA. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s financial condition.

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

In July 2007, the Court entered an order finding liability against Chemtura. A second phase of the trial, which will determine the damages to which Tricor may be entitled, is scheduled to take place in November 2008. The Company will continue to defend this case vigorously. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s financial condition.

Conyers - The Company and certain of its former officers and employees were named as defendants in five putative state class action lawsuits filed in three counties in Georgia and one putative class action lawsuit filed in the United States District Court for the Northern District of Georgia pertaining to the fire at the Company’s Conyers, Georgia warehouse on May 25, 2004.  Of the five putative state class actions, two were voluntarily dismissed by the plaintiffs, leaving three such lawsuits, all of which are now pending in the Superior Court of Rockdale County, Georgia.  These remaining putative state class actions, as well as the putative class action pending in federal district court, seek recovery for economic and non-economic damages allegedly arising from the fire.  Punitive damages are sought in the Davis case in Rockdale County, Georgia and in the Martin case in the United States District Court for the Northern District of Georgia.  The Martin case also seeks a declaratory judgment to reform certain settlements, as well as medical monitoring and injunctive relief.  The Company intends to defend vigorously against these lawsuits.

The Company was also named as a defendant in fifteen lawsuits filed by individual or multi-party plaintiffs in the Georgia and Federal courts pertaining to the May 25, 2004 fire at its Conyers, Georgia warehouse.  Eight of these lawsuits remain.  The plaintiffs in these remaining lawsuits seek recovery for economic and non-economic damages, including punitive damages in five of the eight remaining lawsuits.  One of the lawsuits, the Diana Smith case, was filed in the United States District Court for the Northern District of Georgia against the Company, as well as the City of Conyers and Rockdale County, and included allegations similar to those in the other lawsuits noted above, but adding claims for alleged civil rights violations, federal Occupational Safety and Health Administration violations, Georgia Racketeer Influenced and Corrupt Organizations Act violations, criminal negligence, reckless endangerment, false imprisonment, and kidnapping, among other claims.  The federal law claims were dismissed with prejudice and the state law claims were dismissed without prejudice.  The Court has also dismissed without prejudice the plaintiffs’ claims against the City of Conyers and Rockdale County. The Diana Smith case was subsequently refiled and is pending in the Superior Court of Rockdale County, Georgia.  The Company intends to defend vigorously against these lawsuits.

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

At the time of the fire, the Company maintained, and continues to maintain, property and general liability insurance.  The Company believes that its general liability policies will adequately cover any third party claims and legal and processing fees in excess of the amounts that were recorded through June 30, 2008.

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

OSCA – Great Lakes previously held interests in OSCA, Inc., which interests were divested to BJ Services Company in May 2002.  OSCA is a party to certain pending litigation regarding a blowout of a well in the Gulf of Mexico operated by Newfield Exploration Company. In the lawsuit, the plaintiffs claimed that OSCA and the other defendants breached their contracts to perform work-over operations on the well and were negligent in performing those operations. Pursuant to an indemnification agreement between Great Lakes and BJ Services entered into at the time of the sale of OSCA, Great Lakes agreed to remain responsible for 75% of any uninsured liability and costs in excess of $3 million incurred by OSCA upon settlement or final determination of this pending litigation. In April 2002, a jury found OSCA and the other defendants responsible for those claims and determined OSCA’s share of the damages. In connection with the lawsuit, OSCA asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident. Following a related trial on these insurance coverage claims, the court issued its final judgments on the underlying liability claims and the insurance coverage claims, entering judgment against OSCA for a net amount of approximately $13 million plus interest and finding that such amount was not covered by insurance.  The Company and BJ Services appealed certain of the liability and insurance coverage decisions.  In April 2006, the United States Fifth Circuit Court of Appeals affirmed the jury’s verdict on liability against OSCA, but reversed in part the District Court’s decision regarding insurance coverage available to OSCA and remanded the matter to the District Court.  After the case was remanded, OSCA’s insurer agreed to provide coverage for about half of the outstanding judgment against OSCA, leaving approximately $6 million at issue for the District Court to address on remand.  Thereafter, the parties filed cross motions for summary judgment with the District Court on the remaining coverage issues.  On September 30, 2007, the District Court granted summary judgment in OSCA’s favor on two out of the three remaining categories of costs in dispute.  This ruling requires AISLIC, OSCA’s insurer to cover an additional $4 million (plus interest) of OSCA liability to Newfield, leaving approximately $2 million still at issue.  On or about February 25, 2008, AISLIC agreed to cover virtually all of the $2 million remaining at issue.  In April, 2008, the parties reached an agreement regarding the amount of fees and costs incurred by OSCA that will be reimbursed by AISLIC.  This was the only remaining matter left to be resolved.  In sum, the iterative settlements in this case have resulted in relieving the Company of any payment obligations associated with the Newfield judgment.  This matter is now concluded.

Each quarter the Company evaluates and reviews pending claims and litigation to determine appropriate reserve amounts.  As of June 30, 2008 and December 31, 2007, the Company’s accruals for probable loss in the aforementioned legal proceeding cases were immaterial.  In addition, the related receivable to reflect probable insurance recoveries is also immaterial.

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

Guarantees

The Company has standby letters of credit and guarantees with various financial institutions.  At June 30, 2008 and December 31, 2007, the Company had $104 million and $101 million, respectively, of outstanding letters of credit and guarantees primarily related to its liabilities for environmental remediation, insurance obligations and European value added tax (“VAT”) obligations.

The Company has applied the disclosure provisions of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, (“FIN 45”), to its agreements that contain guarantee or indemnification clauses. The Company is a party to several agreements pursuant to which it may be obligated to indemnify a third party with respect to certain loan obligations of joint venture companies in which the Company has an equity interest.  These obligations arose to provide initial financing for a joint venture start-up, fund an acquisition and provide project capital.  Such obligations range in duration with terms from origination to maturity between five and nine years.  In the event that any of the joint venture companies were to default on these loan obligations, the Company would indemnify the other party up to its proportionate share of the obligation based upon its ownership interest in the joint venture.  At June 30, 2008, the maximum potential future principal and interest payments due under these guarantees were $17 million and $1 million, respectively.  In accordance with FIN 45, the Company has accrued $2 million in reserves, which represents the probability weighted fair value of these guarantees at June 30, 2008. The reserve has been included in long-term liabilities on the consolidated balance sheet at June 30, 2008 with an offset to the investment included in other assets.

The Company also has a customer guarantee, in which the Company has contingently guaranteed certain debt obligations of one of its customers.  At June 30, 2008 and December 31, 2007, the amount of this guarantee was $3 million.  Based on past experience and on the underlying circumstances, the Company does not expect to have to perform under this guarantee.

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

18) BUSINESS SEGMENT DATA

The Company evaluates a segment’s performance based on several factors, of which the primary factor is operating profit (loss).  In computing operating profit (loss) by segment, the following items have not been deducted:  (1) general corporate expense; (2) amortization; (3) facility closures, severance and related costs; (4) antitrust costs; (5) certain accelerated depreciation; (6) loss on sale of business; and (7) impairment of long-lived assets.  Pursuant to FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” these items have been excluded from the Company’s presentation of segment operating profit (loss) because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance.

In the first quarter of 2008, the Company revised the allocation methodologies of its functional and other expenses between its business segments. The new methodology supports the recent Company organizational changes to streamline decision making by providing each business responsibility for its own production facilities, operational forecasting, sourcing decisions, process excellence initiatives and technical development by better aligning the functional and other expenses with the activities of the business.  These changes will drive a better understanding of the costs attributable to each business segment and thereby segment profitability.  The reallocation of expense between segments and the reduction in general corporate expense has no impact on the consolidated results.  The revised allocation methodology has been applied to the business segment results for all periods presented.

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis, including amortization expense.  These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses for executives and corporate managers.  Facility closures, severance and related costs are primarily for severance costs related to the Company’s 2007 cost savings initiatives.  The antitrust costs are primarily for settlement offers and legal costs associated with antitrust investigations and related civil lawsuits.  Accelerated depreciation relates to certain assets affected by the Company’s restructuring programs, divestitures and legacy ERP systems.  The loss on sale of business relates primarily to the Memphis divestiture in February 2008.  Impairment of long-lived assets in 2008 is related to reducing the carrying value of goodwill in the Consumer Products segment.

A summary of business data for the Company’s reportable segments for the quarter and six months ended June 30, 2008 and 2007 are as follows:

	Quarter ended June 30,		Six months ended June 30,
(In millions)	2008	2007	2008	2007
Net Sales
Polymer Additives	$438	$475	$880	$919
Performance Specialties	261	232	516	443
Consumer Products	194	201	301	317
Crop Protection	114	97	203	178
Other	16	33	32	70
Total net sales	$1,023	$1,038	$1,932	$1,927

	Quarter ended June 30,		Six months ended June 30,
(In millions)	2008	2007	2008	2007
Operating Profit (Loss)
Polymer Additives	$27	$32	$35	$57
Performance Specialties	31	27	57	54
Consumer Products	32	38	33	36
Crop Protection	24	15	45	29
Other	1	(3)	1	(4)
	115	109	171	172

General corporate expense, including amortization	(15)	(24)	(47)	(47)
Accelerated depreciation of property, plant and equipment	(9)	(22)	(16)	(36)
Facility closures, severance and related costs	—	(22)	—	(25)
Antitrust costs	(11)	(18)	(11)	(30)
Loss on sale of business	(1)	(15)	(24)	(15)
Impairment of long-lived assets	(320)	(7)	(320)	(7)
Total operating (loss) profit	$(241)	$1	$(247)	$12

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

Condensed Consolidating Statement of Operations

Quarter ended June 30, 2008

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$1,023	$(383)	$320	$364	$722

Cost of goods sold	775	(383)	263	268	627
Selling, general and administrative	88	—	39	21	28
Depreciation and amortization	57	—	20	17	20
Research and development	14	—	4	3	7
Facility closures, severance and related costs	—	—	(1)	—	1
Antitrust costs	11	—	11	—	—
Loss on sale of business	1	—	1	—	—
Impairment of non-current assets	320	—	—	199	121
Equity income	(2)	—	—	—	(2)

Operating loss	(241)	—	(17)	(144)	(80)

Interest expense	(19)	—	(25)	2	4
Other (expense) income, net	(2)	—	2	(5)	1
Equity in net earnings (loss) of subsidiaries from continuing operations	—	334	(220)	(114)	—

(Loss) earnings from continuing operations before income taxes	(262)	334	(260)	(261)	(75)
Income tax (expense) benefit	(11)	—	(13)	26	(24)

Net (loss) earnings	$(273)	$334	$(273)	$(235)	$(99)

Condensed Consolidating Statement of Operations

Six months ended June 30, 2008

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$1,932	$(737)	$657	$629	$1,383

Cost of goods sold	1,500	(737)	536	486	1,215
Selling, general and administrative	173	—	76	39	58
Depreciation and amortization	126	—	55	35	36
Research and development	28	—	9	6	13
Facility closures, severance and related costs	—	—	(3)	—	3
Antitrust costs	11	—	11	—	—
Loss on sale of business	24	—	24	—	—
Impairment of long-lived assets	320	—	—	199	121
Equity income	(3)	—	—	—	(3)

Operating loss	(247)	—	(51)	(136)	(60)

Interest expense	(39)	—	(45)	(3)	9
Other (expense) income, net	12	—	(1)	(8)	21
Equity in net earnings (loss) of subsidiaries from continuing operations	—	283	(183)	(100)	—

(Loss) earnings from continuing operations before income taxes	(274)	283	(280)	(247)	(30)
Income tax (expense) benefit	(20)	—	(14)	25	(31)

Net (loss) earnings	$(294)	$283	$(294)	$(222)	$(61)

Condensed Consolidating Balance Sheet

as of June 30, 2008

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
ASSETS
Current assets	$1,492	$—	$304	$249	$939
Intercompany receivables	—	(15,160)	9,712	1,058	4,390
Investment in subsidiaries	—	(13,584)	3,861	1,319	8,404
Property, plant and equipment	971	—	208	349	414
Goodwill	996	—	134	291	571
Other assets	690	—	92	289	309
Total assets	$4,149	$(28,744)	$14,311	$3,555	$15,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$708	$—	273	159	276
Intercompany payables	—	(15,183)	11,533	69	3,581
Long-term debt	1,074	—	685	386	3
Other long-term liabilities	735	—	174	242	319
Total liabilities	2,517	(15,183)	12,665	856	4,179
Stockholders’ equity	1,632	(13,561)	1,646	2,699	10,848
Total liabilities and stockholders’ equity	$4,149	$(28,744)	$14,311	$3,555	$15,027

Condensed Consolidating Statement of Cash Flows

Six months ended June 30, 2008

(In millions)

					Non-
			Parent	Guarantor	Guarantor
Increase (decrease) to cash	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(294)	$283	$(294)	$(222)	$(61)
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operations:
Loss on sale of business	24	—	24	—	—
Impairment of long-lived assets	320	—	—	199	121
Depreciation and amortization	126	—	55	35	36
Stock-based compensation expense	5	—	5	—	—
Equity income	(3)	—	—	—	(3)
Changes in assets and liabilities, net	(152)	(283)	139	18	(26)
Net cash provided by (used in) operations	26	—	(71)	30	67

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	68	—	38	27	3
Payments for acquisitions, net of cash acquired	(26)	—	—	—	(26)
Capital expenditures	(59)	—	(21)	(24)	(14)
Net cash provided by (used in) investing activities	(17)	—	17	3	(37)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facility, net	50	—	50	—	—
Proceeds on long term borrowings	1	—	—	—	1
Payments on long term borrowings	(31)	—	(1)	(30)	—
Proceeds from short term borrowings	25	—	25	—	—
Dividends paid	(24)	—	(24)	—	—
Proceeds from exercise of stock options	1	—	1	—	—
Other financing activities	(1)	—	—	(1)	—
Net cash provided by (used in) financing activities	21	—	51	(31)	1

CASH
Effect of exchange rates on cash and cash equivalents	3	—	—	—	3
Change in cash and cash equivalents	33	—	(3)	2	34
Cash and cash equivalents at beginning of period	77	—	6	2	69
Cash and cash equivalents at end of period	$110	$—	$3	$4	$103

Condensed Consolidating Statement of Operations
Quarter ended June 30, 2007
(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$1,038	$(397)	$393	$346	$696

Cost of goods sold	783	(397)	294	255	631
Selling, general and administrative	107	—	29	28	50
Depreciation and amortization	70	—	16	35	19
Research and development	15	—	5	3	7
Facility closures, severance and related costs	22	—	8	1	13
Antitrust costs	18	—	18	—	—
Loss on sale of assets and business	15	—	15	—	—
Impairment of non-current assets	7	—	3	4	—
Equity income	—	—	—	1	(1)

Operating profit (loss)	1	—	5	19	(23)

Interest expense	(23)	—	(20)	(5)	2
Other (expense) income, net	(6)	—	(12)	(6)	12
Equity in net earnings (loss) of subsidiaries	—	(33)	18	15	—

(Loss) earnings from continuing operations before income taxes	(28)	(33)	(9)	23	(9)
Income tax benefit (expense)	5	—	(2)	—	7

(Loss) earnings from continuing operations	(23)	(33)	(11)	23	(2)
Earnings from discontinued operations	6	—	2	1	3
Gain on sale of discontinued operations	25	—	17	—	8
Net earnings (loss)	$8	$(33)	$8	$24	$9

Condensed Consolidating Statement of Operations
Six months ended June 30, 2007
(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$1,927	$(769)	$739	$585	$1,372

Cost of goods sold	1,470	(769)	585	443	1,211
Selling, general and administrative	205	—	70	49	86
Depreciation and amortization	133	—	34	63	36
Research and development	31	—	11	6	14
Facility closures, severance and related costs	25	—	10	1	14
Antitrust costs	30	—	30	—	—
Loss on sale of assets and business	15	—	15	—	—
Impairment of non-current assets	7	—	3	4	—
Equity income	(1)	—	—	1	(2)

Operating profit (loss)	12	—	(19)	18	13

Interest expense	(46)	—	(44)	(10)	8
Other (expense) income, net	(4)	—	(23)	(6)	25
Equity in net earnings (loss) of subsidiaries	—	(112)	62	50	—

(Loss) earnings from continuing operations before income taxes	(38)	(112)	(24)	52	46
Income tax expense	(5)	—	(2)	—	(3)

(Loss) earnings from continuing operations	(43)	(112)	(26)	52	43
Earnings from discontinued operations	11	—	2	3	6
Gain on sale of discontinued operations	27	—	19	—	8
Net (loss) earnings	$(5)	$(112)	$(5)	$55	$57

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

Condensed Consolidating Statement of Cash Flows

Six months ended June 30, 2007

(In millions)

					Non-
			Parent	Guarantor	Guarantor
Increase (decrease) to cash	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(5)	$(112)	$(5)	$55	$57
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operations:
Loss on sale of asset and business	15	—	15	—	—
Gain on sale of discontinued operations	(27)	—	(19)	—	(8)
Impairment of long-lived assets	7	—	3	4	—
Depreciation and amortization	138	—	38	64	36
Stock-based compensation expense	5	—	5	—	—
Equity income	(1)	—	—	1	(2)
Changes in assets and liabilities, net	(85)	112	(118)	(102)	23
Net cash provided by (used in) operations	47	—	(81)	22	106

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	132	—	83	—	49
Cash acquired in acquisitions, net of transaction costs paid	(164)	—	—	—	(164)
Capital expenditures	(46)	—	(15)	(18)	(13)
Net cash (used in) provided by investing activities	(78)	—	68	(18)	(128)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on short-term borrowings	31	—	35	(2)	(2)
Dividends paid	(24)	—	(24)	—	—
Proceeds from exercise of stock options	4	—	4	—	—
Net cash provided by (used in) financing activities	11	—	15	(2)	(2)

CASH
Effect of exchange rates on cash and cash equivalents	1	—	—	—	1
Change in cash and cash equivalents	(19)	—	2	2	(23)
Cash and cash equivalents at beginning of period	95	—	2	2	91
Cash and cash equivalents at end of period	$76	$—	$4	$4	$68

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

DESCRIPTION OF BUSINESS

The Company is among the largest publicly traded specialty chemical companies in the United States and is dedicated to delivering innovative, market-focused specialty chemical solutions and consumer products.  The Company is headquartered in Middlebury, Connecticut, and operates in a wide variety of end-use markets, including automotive, transportation, construction, packaging, agriculture, lubricants, plastics for durable and non-durable goods, industrial rubber and home pool and spa chemicals.  Most of our chemical products are sold to industrial manufacturing customers for use as additives, ingredients, or intermediates that add value to their end products.  Our consumer products are sold to dealers, distributors and major retailers.  We are a market leader in many of our key product lines.  We manufacture and sell more than 3,500 products and formulations in more than 100 countries.

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

SIGNIFICANT TRANSACTIONS AND EVENTS

The Company continues to assess its business portfolio.  During the first six months of 2008, the following significant transactions occurred:

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

•                  On February 29, 2008, the Company completed the sale of its oleochemicals business and recorded a net loss of $24 million.  The assets sold included inventory of $26 million, accounts receivable of $24 million, goodwill of $12 million, net fixed assets of $7 million, and intangible assets of $1 million.  The oleochemicals business had revenues of approximately $175 million in 2007.  Proceeds from the transaction were used to reduce debt.

•                  On March 12, 2008, the Company purchased the remaining shares of GLCC Laurel, LLC.

•                  On April 30, 2008, the Company entered into an agreement with Baerlocher for the manufacture of certain heat stabilizers used in PVC Production.

•                  During the quarter ended June 30, 2008, the Company updated its long-term financial projections for each of its businesses.  Based upon the indicators within these long-term projections, the Company performed its step one test for the Consumer Products reporting unit.   The plans and projections related to the Consumer Products segment amply demonstrate the business’s ability to maintain its leading industry position in an attractive market and its ability to continue to grow.  However, these projections indicated the fair value of the Consumer Products reporting unit, utilizing a discounted cash flow model, was less than its carrying value and thus an inability to sustain the level of goodwill associated with that reporting unit.  In recent years, the net assets of the business segment, including goodwill, have grown faster than its earnings due to foreign exchange impacts and the inflationary effect on working capital due to higher raw material costs.  Meanwhile the business has grown more slowly than was anticipated in 2005 when much of the goodwill was created by virtue of the merger with Great Lakes Chemical Corporation.  Based on the Company’s preliminary analysis, an estimated goodwill impairment charge of $320 million was recorded in this reporting unit in the second quarter of 2008.  Due to the complexity of the analysis which involves completion of fair value analyses and the resolution of certain significant assumptions, the Company will finalize this goodwill impairment charge in the third quarter of 2008.

SECOND QUARTER RESULTS

Consolidated net sales of $1,023 million for the second quarter of 2008 were $15 million, or 1%, lower than the second quarter of 2007.  The decrease reflects a $40 million reduction due to the sale of the oleochemicals business, a $19 million reduction due to the Celogen® product line divestiture and a $14 million decrease in volume.  The Company had a benefit from the increase in selling prices of $27 million and foreign exchange translation provided a $31 million positive impact.  The increase in selling prices occurred within the Polymer Additives and Performance Specialties segments and was driven by an increase in the cost of raw materials.  The increases in selling price that the Company has sought to apply during the year have not yet offset the full impact of the increases in raw material costs during 2008.

Gross profit decreased $7 million as compared with the same quarter last year.  Gross profit as a percentage of sales decreased to 24% for the quarter ended June 30, 2008 from 25% for the same quarter in the prior year.  The decrease in gross profit resulted from $43 million in higher raw material and energy costs and $9 million from increased manufacturing costs, offset by $27 million from higher selling prices, $7 million from favorable foreign exchange translation, $6 million from improved product mix, $3 million from insurance recoveries and other cost decreases of $2 million.

Selling, general and administrative expense (“SG&A”) of $88 million decreased $19 million from the same quarter in 2007, reflecting the favorable benefit of the Company’s restructuring program and a $7 million curtailment gain in 2008 due to the decision to eliminate future earnings benefits of participants in certain international pension plans.

Depreciation and amortization expense of $57 million was $13 million lower than the second quarter of 2007.  In the second quarter of 2007 the Company had accelerated depreciation of property, plant and equipment related to its closure of certain antioxidant manufacturing facilities in Europe.

Research and development expense of $14 million was $1 million lower than the second quarter of 2007 as a result of cost reduction initiatives.

Facility closure, severance and related costs during the second quarter of 2008 were immaterial, compared with $22 million for the second quarter of 2007.  Included in 2007 is $25 million of severance charges related to restructuring programs, offset by $3 million of credits to reduce the reserve for future lease costs at the Tarrytown, NY facility.

The Company incurred antitrust costs of $11 million compared with $18 million for the second quarter of 2007.  Antitrust costs were related to the estimated cost to settle certain antitrust investigations and civil lawsuits.  Antitrust costs for the second quarter of 2007 primarily represented settlement offers made to certain rubber chemical claimants, indirect securities case claimants and legal costs associated with the antitrust investigations and civil lawsuits.

The loss on sale of business of $1 million related primarily to the sale of the oleochemicals business and the loss on sale of business of $15 million in the second quarter of 2007 relates to the sale of the Celogen® product line.

During the quarter ended June 30, 2008, the Company updated its long-term financial projections for each of its businesses.  Based upon the indicators within these long-term projections, the Company performed its step one test for the Consumer Products reporting unit.   The plans and projections related to the Consumer Products segment amply demonstrate the business’s ability to maintain its leading industry position in an attractive market and its ability to continue to grow.  However, these projections indicated the fair value of the Consumer Products reporting unit, utilizing a discounted cash flow model, was less than its carrying value and thus an inability to sustain the level of goodwill associated with that reporting unit.  In recent years, the net assets of the business segment, including goodwill, have grown faster than its earnings due to foreign exchange impacts and the inflationary effect on working capital due to higher raw material costs.  Meanwhile the business has grown more slowly than was anticipated in 2005 when much of the goodwill was created by virtue of the merger with Great Lakes Chemical Corporation.  Based on the Company’s preliminary analysis, an estimated goodwill impairment charge of $320 million was recorded in this reporting unit in the second quarter of 2008.  Due to the complexity of the analysis which involves completion of fair value analyses and the resolution of certain significant assumptions, the Company will finalize this goodwill impairment charge in the third quarter of 2008. The impairment of long-lived assets was $7 million in 2007.

Interest expense decreased by $4 million compared with the same period in 2007.  This decrease was due primarily to lower average borrowings under the Company’s credit facilities.

Other expense, net was $2 million in the second quarter of 2008 compared with other expense, net of $6 million for the same quarter in 2007.  The decrease was primarily due to lower minority interest expense of $2 million, lower accounts receivable securitization costs of $1 million, and other cost decreases of $1 million.

The Company’s income tax expense from continuing operations increased $16 million in the second quarter of 2008 as compared with the same quarter in 2007.    The tax expense in the second quarter was $11 million, compared to a tax benefit of $5 million in the second quarter of 2007.

During the quarter ended June 30, 2008, the Company established a valuation allowance of $10 million against deferred tax assets in Brazil as management has concluded that it is not likely that, based on prior year’s cumulative losses which are now expected to continue, the deferred tax assets will be realized as the entity’s profitability is unlikely to increase to a level that can utilize these assets in the near term.  The Company also provided a full valuation allowance against the tax benefit associated with the Company’s year to date U.S. net operating loss.

Earnings from discontinued operations of $6 million (net of $3 million of tax) for the second quarter ended June 30, 2007, reflect the contribution from the EPDM, fluorine and optical monomers businesses that were subsequently sold.

The gain on the sale of discontinued operations of $25 million (net of $13 million of tax) for the second quarter ended June 30, 2007, related to the sale of the EPDM business.

The net loss for the second quarter of 2008 was $273 million as compared with earnings of $8 million for the second quarter of 2007.

Segment Results

Polymer Additives

Net sales in the Polymer Additives segment of $438 million for the second quarter of 2008 decreased $37 million, or 8%, over the same quarter in 2007.  Operating profit of $27 million decreased $5 million compared with $32 million for the second quarter of 2007.

The decreases in net sales reflect a combined $40 million reduction related to the divestiture of the oleochemicals business at the Memphis, TN facility in February 2008 and the organic peroxides product line at the Marshall, TX facility in July 2007.  The volume decreased by $26 million related primarily to the plastic antioxidants product line, but was offset by a $15 million increase due to improvements in price and $13 million of favorable foreign currency translation.

Operating profit for the second quarter of 2008 was most significantly impacted by $26 million of energy and raw material cost increases, mainly related to tin, soybean oil and petrochemical by-products.  This decrease in operating profit was partially offset by a $15 million increase in selling prices, a $3 million benefit from favorable currency translation, $2 million of volume and product mix increases and $1 million related to other costs in 2007.

Performance Specialties

Net sales in the Performance Specialties segment of $261 million increased $29 million over the same quarter in 2007.  Operating profit of $31 million for the second quarter of 2008 increased $4 million compared with $27 million for the second quarter of 2007.

Net sales increased due to organic sales volume growth of $11 million, higher selling price of $13 million and $5 million due to favorable foreign currency translation.  Increases in operating profit were due to $13 million in higher selling price, $2 million in organic volume growth and a $4 million reduction in manufacturing and other costs, partially offset by increases in raw material prices of $12 million and a $3 million increase in distribution costs.

Consumer Products

Net sales for the Consumer Product segment decreased $7 million to $194 million in the second quarter compared with the same quarter in 2007.  Operating profit decreased $6 million in the quarter to $32 million, compared with $38 million in the same quarter of 2007.

The $7 million decrease in net sales was driven by volume and product mix decreases of $11 million, as a result of a wet and cold start to the U.S. pool season and excess inventory in the European market, and unfavorable pricing of $1 million.  These impacts were partially offset by favorable foreign currency translation of $5 million.  Operating profit decreased by $6 million due to a decrease in volume and product mix of $6 million, $4 million of unfavorable raw material costs and $3 million of increased manufacturing costs, partially offset by a $1 million reduction in SG&A and indirect costs and a $6 million reduction in other costs.

Crop Protection

Net sales for the Crop Protection segment were $114 million for the quarter, which represents an increase of $17 million from the second quarter of 2007.  Operating profit increased $9 million to $24 million for the quarter over the same quarter of 2007.

The increase in net sales reflects increases of $10 million in volume and product mix and $7 million in foreign currency translations.  Operating profit increased by $9 million primarily due to a $5 million reduction in provision for doubtful accounts related to certain customers in Brazil and volume and product mix increases of $4 million.

Other Businesses

Net sales for the Company’s non-core businesses reported in the Other segment were $16 million for the second quarter of 2008, representing a decrease of $17 million compared with net sales of $33 million for the second quarter of 2007.  Operating profit increased to $1 million in the quarter compared with a loss of $3 million in the same quarter of 2007.

The decline in net sales is from the sale of the Celogen® foaming agent product line (in the second quarter of 2007), with an impact of $19 million, partially offset by a $2 million increase in price and volume of the remaining product lines.  The increase in operating income reflects volume and product mix improvements of $4 million.

General Corporate

General corporate expenses include costs and expenses that are of a general nature or managed on a corporate basis.  These costs primarily represent corporate administration services, costs related to corporate headquarters, management compensation plan expenses related to executives and corporate managers and worldwide amortization expenses.  Functional costs are allocated between the business segments and general corporate expense.

Corporate expense was $15 million for the quarter, which included $11 million of amortization expense related to intangibles, compared with $24 million for the second quarter of 2007, which included $10 million of amortization expense.

The net decrease of $9 million is primarily due to a $7 million curtailment gain in 2008 due to the decision to eliminate future earnings benefits of participants in certain international pension plans and a $3 million benefit related to the recovery of insurance proceeds associated with hurricanes Katrina and Rita in 2005, partially offset by the increase in amortization expense of $1 million.

YEAR-TO-DATE RESULTS

Consolidated net sales of $1,932 billion for the six month period ended June 30, 2008 were $5 million higher, or flat on a percentage basis compared with the six-month period ended June 30, 2007.  Net sales benefited from $55 million in favorable foreign currency translation, $46 million in increased selling prices and $20 million as a result of the first quarter 2007 acquisition of Kaufman, offset by a $95 million impact of business divestitures (oleochemicals business, organic peroxides business and the Celogen® foaming agent product line) and $21 million in lower volume.

Gross profit decreased by $25 million to $432 million for the six-month period as compared with the same six-month period in 2007.  Gross profit as a percentage of sales declined to 22% from 24% for the first six-months of 2008 and 2007, respectively.  The decrease in gross profit, in both dollars and percentage terms, reflects a $73 million impact from increases in raw material and energy costs, partially offset by $46 million from higher selling prices and other cost decreases of $2 million.

SG&A costs of $173 million for the six-month period were $32 million lower than in the same time period of 2007.  This decrease is primarily due to the impact of the Company’s restructuring program that was announced in June 2007 and a $7 million curtailment gain in 2008 due to the decision to eliminate future earnings benefits of participants in certain international pension plans.

Depreciation and amortization expense for the six-month period of $126 million was $7 million lower than the same period ended June 30, 2007.  This decrease is primarily due to a reduction in accelerated depreciation of property, plant and equipment related to the closure of certain antioxidant manufacturing facilities in Europe in 2007 offset by the accelerated depreciation related to the oleochemicals business which was sold in the first quarter of 2008.

Research and development expense of $28 million for the six-months was $3 million lower than the same period ended June 30, 2007.

Facility closure, severance and related costs during the first half of 2008 were immaterial, compared with $25 million for the first half of 2007.  Included in the 2007 amount is $24 million related to the Company’s 2007 restructuring program.

The Company incurred antitrust costs of $11 million in the six-months ended June 30, 2008 compared with $30 million during the same period of 2007.  Antitrust costs for 2008 were primarily related to legal costs associated with the antitrust investigations and civil lawsuits.  Antitrust costs for the same period in 2007 primarily represented settlement offers made to certain rubber chemicals, indirect securities case claimants and legal costs associated with the antitrust investigations and civil lawsuits.

Loss on sale of assets and businesses of $24 million in 2008 related primarily to the sale of the oleochemicals business.  The loss on sale of assets and businesses of $15 million in 2007 related to the sale of the Celogen® product line.

The impairment of long-lived assets of $320 million in 2008 related to reducing the carrying value of goodwill in the Company’s Consumer Products segment.  The impairment of long-lived assets was $7 million in 2007.

Interest expense of $39 million for 2008 reflects a $7 million decrease from the same period in 2007.  The decrease was primarily due to lower average borrowings under the Company’s credit facilities.

Other income, net was $12 million in the six-month period compared with $4 million of expense in the same period of 2007.  The $16 million increase in expense primarily reflects favorable foreign currency translation of $12 million primarily due to non-recurring hedging gain of $18 million in the first quarter of 2008, the impact of lower accounts receivable securitization fees of $3 million and lower minority interest expense of $1 million.

The Company’s income tax expense increased $15 million for the six months ended June 30, 2008 compared with the same six month period in 2007.  The tax expense for the six months ended June 30, 2008 was $20 million, compared to tax expense of $5 million for 2007.

During the quarter ended June 30, 2008, the Company established a valuation allowance of $10 million against deferred tax assets in Brazil as management has concluded that it is not likely that, based on prior year’s cumulative losses which are now expected to continue, the deferred tax assets will be realized as the entity’s profitability is unlikely to increase to a level that can utilize these assets in the near term.  The Company also provided a full valuation allowance against the tax benefit associated with the Company’s year to date U.S. net operating loss.

Earnings from discontinued operations of $11 million (net of $5 million of tax) for the six months ended June 30, 2007, reflect the contribution from the EPDM, fluorine and optical monomers businesses that were subsequently sold.

The gain on sale of discontinued operations of $27 million (net of $14 million of tax) for the six months ended June 30, 2007, includes $25 million related to the sale of the EPDM business and $2 million related to the recognition of the final contingent earn-out proceeds related to the sale of the OrganoSilicones business.

The net loss for the six month period ended June 30, 2008 was $294 million, compared with a loss of $5 million during the same period in 2007.

Segment Results

Polymer Additives

Net sales for the Polymer Additives segment decreased by $39 million to $880 million for the six months ended June 30, 2008.  Operating profit of $35 million for the second quarter of 2008 decreased $22 million compared with $57 million for the second quarter of 2007.

Decreases in net sales reflect a combined $54 million reduction resulting from the divestiture of the oleochemicals business and the organic peroxides product line, and a decrease in volume of $37 million related primarily to the plastic antioxidants product line.  These reductions were partially offset by a $27 million increase due to improvements in pricing and $25 million of favorable foreign currency translation.  Operating profit for the six months ended June 30, 2008 was impacted by $46 million of energy and raw material cost increases, a $14 million increase in accelerated depreciation of certain assets and $5 million of increased manufacturing costs.  These decreases in operating profit were partially offset by $27 million of increased selling prices, a $9 million reduction in SG&A spending, $3 million related to mix of higher margin products, $1 million of favorable currency translation, $1 million of increase in equity income and other favorable factors of $2 million.

Performance Specialties

Net sales in the Performance Specialties segment of $516 million for the six months ended June 30, 2008 increased by $73 million compared with the same period in 2007.  Operating profit increased $3 million to $57 million compared with $54 million in 2007.

Net sales increased $20 million as a result of the first quarter 2007 acquisition of Kaufman, $26 million from volume growth, $17 million from higher selling prices and $10 million from the favorable effect of foreign currency translation.  Operating profit benefited from the Kaufman acquisition, higher selling prices and volume growth.  However, these increases were offset by rising raw material costs, increased distribution costs and unfavorable foreign exchange effects due to the Canadian dollar.

Consumer Products

The Consumer Products segment reported net sales of $301 million for the first six months of 2008 compared with $317 million for the same period of 2007.  Reported operating profit of $33 million for the first six months of 2008 reflected a decrease of $3 million from the $36 million reported for the same period in 2007.

The net sales decrease of $16 million was driven by a $27 million decrease in sales volume, partially offset by improvement in selling prices of $2 million and a $9 million benefit related to the effect of favorable foreign currency translation.  The loss of volume during the first six months of 2008 is attributable to lower volume in the distributor, BioGuard and international channels, which was partially offset by higher sales in the mass market channel.  Lower operating income for the first six months of 2008 reflected a $12 million decrease in volume mix and $6 million of increased raw materials costs, partially offset by $4 million of favorable manufacturing efficiency, a $3 million reduction in marketing co-op selling costs, a $2 million increase in selling price, a $2 million reduction in SG&A spending and $4 million in other cost decreases.

 Crop Protection

Net sales for the Crop Protection segment were $203 million, an increase of $25 million from sales of $178 million in 2007.  Operating profit of $45 million for the six months ended June 30, 2008 increased by $16 million over the same period in 2007.

The increase in net sales reflects an increase of $15 million from organic sales volume and changes in product mix and an $11 million benefit from foreign currency translation, partially offset by $1 million in reduced selling prices.  The increase in sales volume and change in product mix is primarily due to increased demand for products across Europe.  The increase in operating profit was primarily driven by $5 million in higher volume and mix, $5 million reduction in provision for doubtful accounts related to certain customers in Brazil, $4 million from cost savings programs and $2 million related to the favorable effect of foreign currency translation.

Other Businesses

Net sales for the Company’s non-core businesses, reported in the Other segment were $32 million for the first six months of 2008 compared with $70 million for the first six months of 2007.  Operating profit of these businesses was $1 million for the first six months of 2008 compared with an operating loss of $4 million in the first six months of 2007.

The $38 million decline in net sales is primarily from the sale of the Celogen® foaming agent product line (in the second quarter of 2007) with an impact of $40 million, offset by a $2 million increase in sales of remaining product lines.  The operating income increase of $5 million was due to a $4 million improvement in volume and product mix and price increases of $1 million.

General Corporate

General corporate expenses include costs and expenses that are of a general nature or managed on a corporate basis.  These costs primarily represent corporate administration services, costs related to corporate headquarters, management compensation plan expenses related to executives and corporate managers and all amortization expenses.  Functional costs are allocated between the business segments and general corporate expense.

Corporate expense was $47 million for the first six months of 2008, which included $21 million of amortization expense related to intangibles, compared with $47 million for the first six months of 2007, which included $19 million of amortization expense.

Corporate expense in 2008 included a $7 million charge relating to the correction of the accounting treatment of an assumed lease that was not identified at the time of the merger which was offset by a $7 million curtailment gain in 2008 due to the decision to eliminate future earnings benefits of participants in certain international pension plans.

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

On February 29, 2008, the Company acquired the remaining stock of Baxenden Chemicals Limited Plc for approximately $26 million.  Assets acquired included plant, property and equipment of $18 million, accounts receivable of $7 million, intangible assets of $7 million, goodwill of $6 million, inventory of $4 million and other assets of $3 million offset by a pension liability of $7 million, accounts payable of $6 million, deferred taxes of $5 million and accrued expenses of $1 million.

On February 29, 2008, the Company completed the sale of its oleochemicals business and recorded a net loss of $24 million.  The assets sold included inventory of $26 million; accounts receivable of $24 million; goodwill of $12 million; net fixed assets of $7 million; and intangible assets of $1 million.  The oleochemicals business had revenues of approximately $175 million in 2007.  Proceeds from the transaction were used to reduce debt.

On March 12, 2008, the Company purchased the remaining outstanding shares of GLCC Laurel, LLC for a note payable of $11 million.  As GLCC Laurel, LLC was already being consolidated by the Company, the purchase price was allocated to reduce the minority interest liability by $23 million.  The value of the long-lived assets was reduced by $14 million (as the fair value of the assets exceeded the purchase price).  The residual purchase price was allocated to other assets.

Cash Flows from Operations

Net cash provided by operations was $26 million for the second quarter of 2008 compared with $47 million of net cash provided by operations in 2007.  Changes in key working capital accounts are summarized below:

Favorable (unfavorable)	Six months ended	Six months ended
(In millions)	June 30, 2008	June 30, 2007
Accounts receivable	$(128)	$(127)
Accounts receivable - securitization	111	27
Inventories	(72)	(13)
Accounts payable	15	38

During 2008, accounts receivable increased by $128 million mostly in the Consumer Products and Crop Protection segments due to increases in seasonal demand, but was offset by the increase in securitized receivables.  Accounts receivable securitization programs increased by $111 million for the quarter ended June 30, 2008 as compared with an increase of $27 million for the quarter ended June 30, 2007.  The increase in securitized receivables from 2007 was mainly due to the inclusion of Kaufman receivables in these programs.  Inventory increased $72 million in 2008 primarily to support seasonal business needs in the Consumer Products segment, increases in raw material costs, and foreign currency translation.  Accounts payable increased by $15 million in 2008 primarily as a result of higher purchases and timing of vendor payments.

In addition, during 2008, the Company’s pension and post-retirement healthcare liabilities decreased by $25 million as compared with a decrease of $6 million in 2007.  The decrease in 2008 was primarily due to payments of $18 million.

Net cash provided by operations in 2008 was also affected by various charges and payments against preexisting reserves.  A summary of these items and the net impact on cash flows provided by (used in) operations is as follows:

	Net Change per		2008
	Consolidated Cash	2008	Cash
(In millions)	Flows Statement	Expense	Payments
Antitrust settlement costs	$(15)	$6	$(21)
Facility closure, severance and related costs	(18)	—	(18)
Interest expense	(1)	39	(40)
Environmental liabilities	(3)	4	(7)
Management incentive plans	2	9	(7)
Income taxes	(11)	20	(31)

Net cash provided by operations in 2008 also reflects the impact of certain non-cash charges, including $126 million of depreciation and amortization expense and $320 million goodwill impairment charge.

Cash Flows from Investing and Financing Activities

Net cash used in investing activities was $17 million for the six months ended 2008, which included net proceeds from divestments of $68 million offset by $26 million of net cash paid for the Baxenden acquisition.  Additionally, capital expenditures for 2008 amounted to $59 million as compared with $46 million for the six months ended 2007.  Expenditures were primarily related to domestic and foreign facilities and environmental and other compliance requirements.

Net cash provided by financing activities was $21 million for the six months ended June 30, 2008, which included net proceeds from borrowings of $76 million, payments on long-term borrowings of $31 million and dividend payment of $24 million.

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

The Company has an accounts receivable securitization program to sell up to $275 million of domestic receivables to agent banks.  Accounts receivable sold under this program were $166 million and $155 million as of June 30, 2008 and 2007, respectively.  In addition, the Company’s European subsidiaries have a separate program to sell up to approximately $279 million of their eligible accounts receivable to an agent bank.  International accounts receivable sold under this program were $184 million and $151 million as of June 30, 2008 and 2007, respectively.

Included in cash and cash equivalents in the Company’s consolidated balance sheets at both June 30, 2008 and December 31, 2007, are $1 million of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.  There are no additional legal restrictions on these cash balances.

Contractual Obligations

At June 30, 2008, borrowings under the Credit Facility were $50 million.

During the six months ended June 30, 2008, the Company made aggregate contributions of $21 million to its domestic and international pension and postretirement benefit plans.  The Company did not make any discretionary contributions to its domestic plans.  The Company’s funding assumptions for its domestic pension plans assume no significant change with regard to demographics, legislation, plan provisions, or actuarial assumptions or methods to determine the estimated funding requirements.

The Company has net liabilities related to unrecognized tax benefits of $65 million at June 30, 2008 and $66 million at December 31, 2007.  At June 30, 2008, the Company anticipates that these liabilities may decrease by approximately $19 million within the next 12 months.

Bank Covenants and Guarantee

The Company and the Domestic Subsidiary Guarantors were required to provide a security interest in the stock of their first tier subsidiaries and other equity interests (limited to 66% of the voting stock of first-tier foreign subsidiaries) pursuant to a covenant in the Company’s credit facility.  Additionally, under the terms of the indentures for the 7% Notes due 2009, 6.875% Notes due 2016 and the 6.875% Debentures due 2026 (the “Notes”), the Company would be required to secure the notes on an equal and ratable basis with other certain indebtedness if secured debt thresholds are exceeded.  The Company amended and restated its Pledge Agreement on July 31, 2007 so that the Credit Facility would only be secured up to the lowest debt threshold amount under the Notes.

The Company’s various debt agreements contain covenants that limit the Company’s ability to enter into certain transactions, such as incurring additional indebtedness, increasing the Company’s dividends, and entering into acquisitions, dispositions and joint ventures.  The Company is required to report compliance with certain financial covenants to its lenders on a quarterly basis.  Under these covenants, the Company is required to maintain a leverage ratio (adjusted total debt to adjusted earnings before interest, taxes, depreciation and amortization (“Bank EBITDA”), with adjustments to both debt and earnings being made in accordance with the terms of the Credit Facility agreement) and an interest coverage ratio (Bank EBITDA to interest expense as defined in the credit facility agreement).  The Company was in compliance with the covenants of its various debt agreements at June 30, 2008.

The Company has standby letters of credit and guarantees with various financial institutions.  At June 30, 2008, the Company had $104 million of outstanding letters of credit and guarantees primarily related to liabilities for environmental remediation, insurance obligations and European value added tax obligations.  The Company also had $18 million of third party guarantees at June 30, 2008 for which it has reserved for $2 million at June 30, 2008, which represents the probability weighted fair value of these guarantees.

As liquidity permits, the Company may from time to time seek to retire its outstanding public debt through open market purchases, privately negotiated transactions or otherwise.  Whether the Company makes any such repurchases, and the terms of any such repurchases, will depend on prevailing market conditions, the Company’s liquidity position, contractual restrictions and other factors.

CRITICAL ACCOUNTING ESTIMATES

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes.  The Company’s estimates are based on historical experience and currently available information.   Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies footnote in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 describe the critical accounting estimates and accounting policies used in preparation of the consolidated financial statements.  Actual results in these areas could differ from management’s estimates.  There have been no significant changes in the Company’s critical accounting estimates during the first six months of 2008.

Recoverability of Long-Lived Assets and Goodwill

The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units in accordance with Statement No. 142, “Goodwill and Other Intangible Assets” as of July 31, or sooner, if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value.  The Company estimates the fair value of its reporting units utilizing income and market approaches through the application of discounted cash flow and market comparable methods.  The assessment is required to be performed in two steps, step one to test for a potential impairment of goodwill and, if potential losses are identified, step two to measure the impairment loss via a full fair valuing of the assets and liabilities of the reporting unit utilizing the purchase method of accounting. The Company’s cash flow projections, used to estimate the fair value of its reporting units, are based on subjective estimates.  Although the Company believes that its projections reflect its best estimates of the future performance of its reporting units, changes in estimated revenues or operating margins could have an impact on the estimated fair values.  Any increases in estimated reporting unit cash flows would have had no impact on the carrying value of that reporting unit.  However, a decrease in future estimated reporting unit cash flows could require the Company to determine whether recognition of a goodwill impairment charge was required.

During the quarter ended June 30, 2008, the Company updated its long-term financial projections for each of its businesses.  Based upon the indicators within these long-term projections, the Company performed its step one test for the Consumer Products reporting unit.   These projections indicated the fair value of the Consumer Products reporting unit, utilizing a discounted cash flow model, was less than its carrying value and thus an inability to sustain the level of goodwill associated with that reporting unit.  In recent years, the net assets of the business segment, including goodwill, have grown faster than its earnings due to foreign exchange impacts and the inflationary effect on working capital due to higher raw material costs.  Meanwhile the business has grown more slowly than was anticipated in 2005 when much of the goodwill was created by virtue of the merger with Great Lakes Chemical Corporation.  Based on the Company’s preliminary analysis, an estimated goodwill impairment charge of $320 million was recorded in this reporting unit in the second quarter of 2008.  Due to the complexity of the analysis which involves completion of fair value analyses and the resolution of certain significant assumptions, the Company will finalize this goodwill impairment charge in the third quarter of 2008.

ACCOUNTING DEVELOPMENTS

Implemented in 2008

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The provisions of FAS 159 are effective as of the beginning of the Company’s 2008 fiscal year.  The Company elected to not fair value existing eligible items, beginning January 1, 2008.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”), which establishes a comprehensive framework for measuring fair value and expands disclosures about fair value measurements. The provisions of FAS 157, specifically for financial assets and liabilities, are effective as of the beginning of the Company’s 2008 fiscal year.  The Company values financial instruments using Level 2, observable inputs.  The Company carries derivative instruments at fair value.

Future Implementations

In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of FAS 157 for all nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008.  The Company is currently evaluating the potential impact that the application of FAS 157 to its nonfinancial assets and liabilities will have on its consolidated results of operations.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“FAS 160”), which will require companies to treat noncontrolling interests (commonly referred to as minority interest) as a separate component of shareholders’ equity and not as a liability.  The provisions of FAS 160 are effective as of the beginning of the Company’s 2009 fiscal year.  The Company is assessing the impact of adopting FAS 160 on its consolidated financial position and results of operations.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which requires that identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination be recorded at full fair value.  The provisions of FAS 141(R) are effective as of the beginning of the Company’s 2009 fiscal year. The Company is assessing the impact of adopting FAS 141(R) on its consolidated financial position and results of operations.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”), which will require companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows.  The provisions of FAS 161 are effective as of the beginning of the Company’s 2009 fiscal year.  The Company is assessing the impact of adopting FAS 161 on its consolidated financial position and results of operations.

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

•                 The ability to obtain growth from demand for petroleum additive, lubricant and agricultural product applications;

•                 The ability to sustain profitability in our Crop Protection business due to new generic competition and the failure to secure new products and technology.  Additionally, the Crop Protection business is dependent on disease and pest conditions, as well as local, regional, regulatory and economic conditions;

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

•                 The outcome of our review of strategic alternatives;

•                 The ability to reduce our indebtedness levels;

•                 The ability to recover our deferred tax assets;

•                 The ability to successfully complete the Company’s new SAP platform initiative;

•                 The ability to support the goodwill in our business segments, including the finalization of the Consumer Products impairment estimate;

•                 The ability to remain compliant with our debt covenants or obtain necessary waivers; and

•                  Other risks and uncertainties detailed in Item 1A. Risk Factors or in our filings with the Securities and Exchange Commission.

These statements are based on the Company’s estimates and assumptions and on currently available information.  The forward-looking statements include information concerning the Company’s possible or assumed future results of operations, and the Company’s actual results may differ significantly from the results discussed.  Forward-looking information is intended to reflect opinions as of the date this press release was issued and such information will not necessarily be updated by the Company.

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

The fair market value of long-term debt is subject to interest rate risk.  The Company’s long-term debt amounted to $1.1 billion at June 30, 2008.  The fair market value of such debt as of June 30, 2008 was $1.0 billion, which has been determined primarily based on quoted market prices.

The Company uses price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases.  These contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based.  The differential paid or received as natural gas prices change is recognized as an adjustment to cost of goods sold.  The fair value of the contracts at June 30, 2008, resulted in an unrealized pre-tax gain of $6 million, which was recorded as a component of accumulated other comprehensive income.  Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes.  A hypothetical ten percent increase in the cost of natural gas at June 30, 2008 would result in an increase in the fair market value of the outstanding derivatives of $2 million to an unrealized gain of $7 million; conversely, a hypothetical ten percent decrease in the cost of natural gas would result in a decrease in the fair market value of the outstanding derivatives of $2 million to an unrealized gain of $4 million.

In the fourth quarter of 2007, the Company ceased the purchase of additional price swap contracts as cash flow hedges of forecasted natural gas purchases and established fixed price contracts with physical delivery with its natural gas vendor.  The existing price swap contracts mature through 2009.

There have been no other significant changes in market risk since December 31, 2007.

ITEM 4.  Controls and Procedures

(a)  Disclosure Controls and Procedures

As of June 30, 2008, the Company’s management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective as a result of an unremediated material weakness associated with not providing adequate oversight to ensure a timely and effective review of its income tax accounts.

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

Other than described below, there were no changes in the Company’s internal control over financial reporting during the first six months ended June 30, 2008 or subsequent to the date the Company completed its evaluation, that have materially affected or reasonably likely to materially affect,  the Company’s internal control over financial reporting.

Management is in the process of implementing certain additional controls intended to remediate the aforementioned material weakness.  Beginning with the first six months ended June 30, 2008, the Company has assigned additional resources to its tax department and implemented additional procedures that include strengthened review procedures over the tax accounts by the accounting department.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

ENVIRONMENTAL MATTERS

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts.  For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operation and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes that such costs are estimable.  The total amount accrued for such environmental liabilities at June 30, 2008 and December 31, 2007, was $117 million and $118 million, respectively.  At June 30, 2008 and December 31, 2007, environmental liabilities of $24 million and $27 million, respectively, have been included in accrued expenses and $93 million and $91 million, respectively, have been included in other liabilities on the consolidated balance sheets.  The Company estimates the environmental liability could range up to $155 million at June 30, 2008.  The Company’s reserves include estimates for determinable clean-up costs. During the six months ended June 30, 2008, the Company recorded a pre-tax charge of $4 million, to increase its environmental liabilities and made payments of $7 million for clean-up costs, which reduced its environmental liabilities.  At certain sites, the Company has contractual agreements with certain other parties to share remediation costs.  The Company has a receivable of $13 million at June 30, 2008 to reflect probable recoveries.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed the Company’s present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations and cash flows. It is reasonably possible that the Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

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

Conyers – Clean Air Act Investigation – The U.S. EPA is investigating alleged violations of law by the Company arising out of the Clean Air Act and other environmental statutes and is seeking a penalty and other relief in excess of one hundred thousand dollars. The Company intends to assert all meritorious legal defenses and will continue to assess relevant facts and attempt to negotiate an acceptable settlement with the EPA. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s financial condition.

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

In July 2007, the Court entered an order finding liability against Chemtura. A second phase of the trial, which will determine the damages to which Tricor may be entitled, is scheduled to take place in November 2008. The Company will continue to defend this case vigorously. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s financial condition.

Conyers - The Company and certain of its former officers and employees were named as defendants in five putative state class action lawsuits filed in three counties in Georgia and one putative class action lawsuit filed in the United States District Court for the Northern District of Georgia pertaining to the fire at the Company’s Conyers, Georgia warehouse on May 25, 2004.  Of the five putative state class actions, two were voluntarily dismissed by the plaintiffs, leaving three such lawsuits, all of which are now pending in the Superior Court of Rockdale County, Georgia.  These remaining putative state class actions, as well as the putative class action pending in federal district court, seek recovery for economic and non-economic damages allegedly arising from the fire.  Punitive damages are sought in the Davis case in Rockdale County, Georgia and in the Martin case in the United States District Court for the Northern District of Georgia.  The Martin case also seeks a declaratory judgment to reform certain settlements, as well as medical monitoring and injunctive relief.  The Company intends to defend vigorously against these lawsuits.

The Company was also named as a defendant in fifteen lawsuits filed by individual or multi-party plaintiffs in the Georgia and Federal courts pertaining to the May 25, 2004 fire at its Conyers, Georgia warehouse.  Eight of these lawsuits remain.  The plaintiffs in these remaining lawsuits seek recovery for economic and non-economic damages, including punitive damages in five of the eight remaining lawsuits.  One of the lawsuits, the Diana Smith case, was filed in the United States District Court for the Northern District of Georgia against the Company, as well as the City of Conyers and Rockdale County, and included allegations similar to those in the other lawsuits noted above, but adding claims for alleged civil rights violations, federal Occupational Safety and Health Administration violations, Georgia Racketeer Influenced and Corrupt Organizations Act violations, criminal negligence, reckless endangerment, false imprisonment, and kidnapping, among other claims.  The federal law claims were dismissed with prejudice and the state law claims were dismissed without prejudice.  The Court has also dismissed without prejudice the plaintiffs’ claims against the City of Conyers and Rockdale County. The Diana Smith case was subsequently refiled and is pending in the Superior Court of Rockdale County, Georgia.  The Company intends to defend vigorously against these lawsuits.

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

At the time of the fire, the Company maintained, and continues to maintain, property and general liability insurance.  The Company believes that its general liability policies will adequately cover any third party claims and legal and processing fees in excess of the amounts that were recorded through June 30, 2008.

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

OSCA – Great Lakes previously held interests in OSCA, Inc., which interests were divested to BJ Services Company in May 2002.  OSCA is a party to certain pending litigation regarding a blowout of a well in the Gulf of Mexico operated by Newfield Exploration Company. In the lawsuit, the plaintiffs claimed that OSCA and the other defendants breached their contracts to perform work-over operations on the well and were negligent in performing those operations. Pursuant to an indemnification agreement between Great Lakes and BJ Services entered into at the time of the sale of OSCA, Great Lakes agreed to remain responsible for 75% of any uninsured liability and costs in excess of $3 million incurred by OSCA upon settlement or final determination of this pending litigation. In April 2002, a jury found OSCA and the other defendants responsible for those claims and determined OSCA’s share of the damages. In connection with the lawsuit, OSCA asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident. Following a related trial on these insurance coverage claims, the court issued its final judgments on the underlying liability claims and the insurance coverage claims, entering judgment against OSCA for a net amount of approximately $13 million plus interest and finding that such amount was not covered by insurance.  The Company and BJ Services appealed certain of the liability and insurance coverage decisions.  In April 2006, the United States Fifth Circuit Court of Appeals affirmed the jury’s verdict on liability against OSCA, but reversed in part the District Court’s decision regarding insurance coverage available to OSCA and remanded the matter to the District Court.  After the case was remanded, OSCA’s insurer agreed to provide coverage for about half of the outstanding judgment against OSCA, leaving approximately $6 million at issue for the District Court to address on remand.  Thereafter, the parties filed cross motions for summary judgment with the District Court on the remaining coverage issues.  On September 30, 2007, the District Court granted summary judgment in OSCA’s favor on two out of the three remaining categories of costs in dispute.  This ruling requires AISLIC, OSCA’s insurer to cover an additional $4 million (plus interest) of OSCA liability to Newfield, leaving approximately $2 million still at issue.  In April, 2008, the parties reached an agreement regarding the amount of fees and costs incurred by OSCA that will be reimbursed by AISLIC.  This was the only remaining matter left to be resolved.  In sum, the iterative settlements in this case have resulted in relieving the Company of any payment obligations associated with the Newfield judgment.  This matter is now concluded.

Each quarter the Company evaluates and reviews pending claims and litigation to determine appropriate reserve amounts.  As of June 30, 2008 and December 31, 2007, the Company’s accruals for probable loss in the aforementioned legal proceeding cases were immaterial.  In addition, the related receivable to reflect probable insurance recoveries is also immaterial.

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

ANTITRUST INVESTIGATIONS AND RELATED MATTERS

Rubber Chemicals

On May 27, 2004, the Company pled guilty to a one-count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period from July 1995 to December 2001. The U.S. federal court imposed a fine of $50 million, payable in six annual installments, without interest, beginning in 2004. In light of the Company’s cooperation with the U.S. Department of Justice (the “DOJ”), the court did not impose any period of corporate probation.  On May 28, 2004, the Company pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Canadian federal court imposed a sentence requiring the Company to pay a fine of CDN $9 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid (in U.S. dollars) $2 million in 2005, $7 million in 2006, $12 million in 2007 and $16 million in 2008.  Remaining cash payments for the US and Canadian fines are expected to be approximately $19 million in 2009.  At June 30, 2008, a reserve of $18 million related to these settlements has been included in accrued expenses on the Company’s consolidated balance sheet.  At December 31, 2007, reserves of $17 million and $17 million were included in accrued expenses and other liabilities, respectively.

European Union (“EU”) Investigations

The Company and certain of its subsidiaries are subjects of, and continue to cooperate in, an investigation being conducted by the European Commission (the “EC”) with respect to possible antitrust violations relating to the sale and marketing of various classes of heat stabilizers. Such investigations concern anticompetitive practices, including price fixing and customer or market allocations, undertaken by the Company and such subsidiaries and certain of their officers and employees.  The Company and its subsidiaries that are subject to the investigations have received from the EC written assurances of conditional amnesty with respect to certain classes of heat stabilizers. The assurances of amnesty are conditioned upon several factors, including continued cooperation with the EC.  The Company is actively cooperating with the EC regarding the heat stabilizer investigation.

Civil Lawsuits

The actions described below under “U.S. Civil Antitrust Actions” are in various procedural stages of litigation.  Although the actions described below have not had a material adverse impact on the Company, we cannot predict the outcome of any of those actions. The Company will seek cost-effective resolutions of the various pending and threatened legal proceedings against the Company; however, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company has established reserves for all direct and indirect purchaser claims as of June 30, 2008.

The Company reviews its reserves for civil lawsuits on a quarterly basis.  The Company also adjusts its reserves quarterly to reflect its current best estimates.

U.S. Civil Antitrust Actions

Direct and Indirect Purchaser Lawsuits. The Company, individually or together with its subsidiary Uniroyal Chemical Company, Inc., now merged into Chemtura Corporation (referred to as “Uniroyal” for the purposes of the description of the Company’s lawsuits), and other companies, are defendants in various proceedings filed in state and federal courts, described below.

Federal Lawsuits.  The Company and certain of its subsidiaries continues to be a defendant in two lawsuits pending in the federal courts.  One of these suits is a Massachusetts indirect purchaser claim premised upon violations of state law.  The suit was originally filed in Massachusetts state court in May 2005 as an indirect purchaser action, and was subsequently removed to the United States District Court, District of Massachusetts.  The complaint initially related to purchases of any product containing rubber and urethane products, defined to include EPDM, nitrile rubber and urethanes, but is now limited to urethanes only.  The Company has received preliminary court approval of a settlement agreement covering this action and is awaiting final approval.  The other suit, described separately below under the sub-heading “Bandag” was originally filed as a direct purchaser suit on June 29, 2006 in the United States District Court, Middle District of Tennessee and was subsequently transferred to the United States District Court, Northern District of California. In both of these actions, and in all actions pending in state courts (further described below), the plaintiffs seek, among other things, treble damages, costs (including attorneys’ fees) and injunctive relief preventing further violations or the improper conduct alleged in the complaint.  Neither of these federal suits is expected to have a material adverse effect on the Company.

Bandag.  This suit was originally brought by Bridgestone Americas Holding, Inc, Bridgestone Firestone North American Tire, LLC, and Pirelli Tire, LLC (all of whom have since settled) along with the remaining plaintiff, Bandag Incorporated (n/k/a/ Bridgestone Bandag, LLC), with respect to purchases of rubber chemicals from the Company, Uniroyal and several of the world-wide leading suppliers of rubber chemicals.  This suit alleges that the Company and Uniroyal, along with other rubber chemical manufacturers conspired to fix the prices of the rubber chemicals, and to divide the rubber chemicals markets in violation of Section 1 of the Sherman Act.  Bandag Incorporated, a designer and manufacturer of tire re-treading, directly purchased from the Company and from the other defendants to this suit, and in doing so, claims to have paid artificially inflated prices for rubber chemicals. Bandag has requested treble damages, costs (including attorneys’ fees) and such other relief as the court may deem appropriate.  Discovery in this suit is currently on-going, with an expected trial date in 2009.

State Lawsuits. The Company, individually or together with Uniroyal, also continues to be a defendant in certain indirect purchaser antitrust class action lawsuits filed in state courts involving the sale of urethanes and urethane chemicals.  The complaints in these actions principally allege that the defendants conspired to fix, raise, maintain or stabilize prices for urethanes and urethane chemicals, sold in the United States in violation of certain antitrust statutes and consumer protection and unfair or deceptive practices laws of the relevant jurisdictions and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities.  There are currently 16 state complaints pending.  The Company has received preliminary court approval of a settlement agreement covering 4 of these actions and is awaiting final approval.  In addition, the Company has reached a settlement agreement covering the remaining 12 complaints, all of which are pending in a coordinated proceeding in the Superior Court of the State of California for the County of San Francisco.  None of these state lawsuits individually or in the aggregate are expected to have a material adverse effect on the Company.

Australian Civil Antitrust Matters

On September 27, 2007, the Company was sued in the Federal Court of Australia for alleged price fixing violations with respect to the sale of rubber chemicals in Australia.  The Company has not yet responded to the complaint, nor at this early stage, assessed its merits.  The Company does not expect this matter will be material.

Federal Securities Class Action

The Company, certain of its former officers and directors (the “Crompton Individual Defendants”), and certain former directors of the Company’s predecessor Witco Corp. are defendants in a consolidated class action lawsuit, filed on July 20, 2004, in the United States District Court, District of Connecticut, brought by plaintiffs on behalf of themselves and a class consisting of all purchasers or acquirers of the Company’s stock between October 1998 and October 2002. The consolidated amended complaint principally alleges that the Company and the Crompton Individual Defendants caused the Company to issue false and misleading statements that violated the federal securities laws by reporting inflated financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy. The putative class includes former Witco Corp. shareholders who acquired their securities in the Crompton-Witco merger pursuant to a registration statement that allegedly contained misstated financial results.  The complaint asserts claims against the Company and the Crompton Individual Defendants under Section 11 of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder.  Plaintiffs also assert claims for control person liability under Section 15 of the Securities Act of 1933 and Section 20 of the Securities Exchange Act of 1934 against the Crompton Individual Defendants. The complaint also asserts claims for breach of fiduciary duty against certain former directors of Witco Corp. for actions they allegedly took as Witco Corp. directors in connection with the Crompton-Witco merger. The plaintiffs seek, among other things, unspecified damages, interest, and attorneys’ fees and costs. The Company and the Crompton Individual Defendants filed a motion to dismiss on September 17, 2004, which is now fully briefed and pending. The former directors of Witco Corp. filed a motion to dismiss in February 2005, which is pending. On July 22, 2005, the court granted a motion by the Company and the Crompton Individual Defendants to stay discovery in the related Connecticut shareholder derivative lawsuit (described below under “Shareholder Derivative Lawsuit”), pending resolution of the motion to dismiss by the Company and Crompton Individual Defendants.  On April 30, 2008, the parties entered a memorandum of understanding to settle the litigation.   Under the proposed settlement, defendants will pay or cause to be paid $21 million and deny any wrongdoing or liability.  The settlement’s terms are being finalized by the parties.

Shareholder Derivative Lawsuit

Certain current directors and one former director and officer of the Company (the “Individual Defendants”) are defendants in a shareholder derivative lawsuit filed on August 25, 2003 in Connecticut state court, nominally brought on behalf of the Company. The Company is a nominal defendant in the lawsuit. The plaintiff filed an amended complaint on November 19, 2004. The amended complaint principally alleges that the Individual Defendants breached their fiduciary duties by causing or allowing the Company to issue false and misleading financial statements by inflating financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy. The plaintiff contends that this wrongful conduct caused the Company’s financial results to be inflated, cost the Company its credibility in the marketplace and market share, and has and will continue to cost the Company millions of dollars in investigative and legal fees. The plaintiff seeks, among other things, compensatory and punitive damages against the director defendants in unspecified amounts, prejudgment interest, and attorneys’ fees and costs. The Company filed a motion to strike all counts of the complaint on January 12, 2005 for failure to allege adequately that a pre-lawsuit demand on the Company’s Board of Directors by the plaintiff would have been futile and was thus excused.  This motion was subsequently denied by the court.  Discovery in this lawsuit has been stayed by the United States District Court, District of Connecticut, pending resolution of the motion to dismiss filed by Company’s and the Crompton Individual Defendants in the related consolidated securities class action lawsuit described above under “Federal Securities Class Action.”  On July 25, 2008, the plaintiff filed a motion in the District of Connecticut seeking to lift the federal court’s discovery stay.

Reserves

At June 30, 2008 and December 31, 2007, the Company had a remaining reserve of $29 million and $43 million, respectively, included in accrued expenses on its consolidated balance sheets relating to the remaining U.S. direct and indirect purchaser lawsuits, the federal securities class action lawsuit described under “Federal Securities Class Action” and the shareholder derivative lawsuit described under “Shareholder Derivative Lawsuit.”  These reserves cover all direct and indirect purchaser antitrust claims.  The Company periodically reviews its accruals as additional information becomes available, and may adjust its accruals based on actual settlement offers and other later occurring events.  The Company is unable to estimate the reasonably possible loss, if any, in excess of the accrual as none of these claims have been reduced to judgment.

The reserve activity for antitrust related litigation is summarized as follows:

	Governmental			Civil Cases
(In millions)	U.S. DOJ Fines	Canada Federal Fines	Total U.S and Canada Fines	U.S. Civil and Securities Matters
Balance January 1, 2007	$37	$6	$43	$102
Antitrust costs, excluding legal fees	—	—	—	24
Payments	(10)	(2)	(12)	(83)
Accretion - Interest	2	—	2	—
Foreign currency translation	—	1	1	—
Balance December 31, 2007	29	5	34	43
Antitrust costs, excluding legal fees	—	—	—	6
Payments	(14)	(2)	(16)	(20)
Balance June 30, 2008	$15	$3	$18	$29

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

ITEM 1A. Risk Factors

The Company’s risk factors have been described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  There have been no significant changes in the Company’s risk factors during the first six months ended June 30, 2008.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 14, 2008.

Proxies for the Annual Meeting of Stockholders were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended.

1) Stockholders were asked to elect six directors to the Company’s Board of Directors to serve a term of one year expiring at the 2009 Annual Meeting of Stockholders.  There was no solicitation in opposition to the nominees for the Board of Directors and such nominees were elected.  The results of the voting are as follows:

NAME	FOR	WITHHELD

Nigel D.T. Andrews	206,437,818	3,578,914
Robert A. Fox	193,429,021	16,587,711
Martin M. Hale	200,024,082	9,992,650
C. A. (Lance) Piccolo	192,685,964	17,330,768
Bruce F. Wesson	192,439,340	17,577,392
Robert L. Wood	198,468,596	11,548,136

There were no broker non-votes.

2) Stockholders were asked to ratify the Company’s selection for 2008 of KPMG LLP as its independent registered public accounting firm.  The results of the voting are as follows:

FOR	AGAINST	ABSTAIN

205,906,598	3,977,665	132,469

ITEM 6.  Exhibits

The following documents are filed as part of this report:

Number	Description

31.1	Certification of Periodic Report by Chemtura Corporation’s Chief Executive Officer (Section 302) (filed herewith).

31.2	Certification of Periodic Report by Chemtura Corporation’s Chief Financial Officer (Section 302) (filed herewith).

32.1	Certification of Periodic Report by Chemtura Corporation’s Chief Executive Officer (Section 906) (filed herewith).

32.2	Certification of Periodic Report by Chemtura Corporation’s Chief Financial Officer (Section 906) (filed herewith).

CHEMTURA CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMTURA CORPORATION
(Registrant)

Date: August 8, 2008	/s/ Kevin V. Mahoney
Name: Kevin V. Mahoney
Title: Senior Vice President and Corporate Controller

Date: August 8, 2008	/s/ Lynn A. Schefsky
Name: Lynn A. Schefsky
Title: Senior Vice President, General Counsel and Secretary