Form 10-Q
period 2008-09-30
Chemtura CORP
filed 2008-11-07
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

☐ Yes                    ☒ No

The number of shares of common stock outstanding as of the latest practicable date is as follows:

Number of shares outstanding
Class	at September 30, 2008
Common Stock - $.01 par value	242,489,118

CHEMTURA CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2008

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Quarter ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net sales	$924	$929	$2,856	$2,856

Cost of goods sold	731	727	2,231	2,197
Selling, general and administrative	80	87	253	292
Depreciation and amortization	54	59	180	192
Research and development	12	15	40	46
Facility closures, severance and related costs	—	9	—	34
Antitrust costs	1	2	12	32
Loss on sale of business	1	(1)	25	14
Impairment of long-lived assets	1	9	321	16
Equity income	—	(1)	(3)	(2)
Operating profit (loss)	44	23	(203)	35
Interest expense	(20)	(21)	(59)	(67)
Other income (expense), net	4	(7)	16	(11)

Earnings (loss) from continuing operations before income taxes	28	(5)	(246)	(43)
Income tax (expense) benefit	(17)	6	(37)	1

Earnings (loss) from continuing operations	11	1	(283)	(42)
Earnings from discontinued operations	—	3	—	14
(Loss) gain on sale of discontinued operations	—	(2)	—	25
Net earnings (loss)	$11	$2	$(283)	$(3)

Basic and Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.05	$0.01	$(1.17)	$(0.17)
Earnings from discontinued operations	—	0.01	—	0.06
(Loss) gain on sale of discontinued operations	—	(0.01)	—	0.10
Net earnings (loss)	$0.05	$0.01	$(1.17)	$(0.01)

Dividends per common share	$0.05	$0.05	$0.15	$0.15

Weighted average shares outstanding - basic and diluted	242.4	241.9	242.3	241.4

See accompanying notes to consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except per share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$107	$77
Accounts receivable	287	389
Inventories	720	676
Other current assets	212	239
Total current assets	1,326	1,381

NON-CURRENT ASSETS
Property, plant and equipment	923	1,032
Goodwill	943	1,309
Intangible assets, net	537	585
Other assets	150	109
	$3,879	$4,416

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term borrowings	$379	$5
Accounts payable	261	285
Accrued expenses	301	353
Income taxes payable	66	38
Total current liabilities	1,007	681

NON-CURRENT LIABILITIES
Long-term debt	717	1,058
Pension and post-retirement health care liabilities	322	361
Other liabilities	351	463

STOCKHOLDERS’ EQUITY
Common stock - $0.01 par value
Authorized - 500.0 shares
Issued - 254.0 shares at September 30, 2008 and 253.6 shares at December 31, 2007	3	3
Additional paid-in capital	3,036	3,028
Accumulated deficit	(1,499)	(1,179)
Accumulated other comprehensive income	109	168
Treasury stock at cost - 11.5 shares	(167)	(167)
Total stockholders’ equity	1,482	1,853
	$3,879	$4,416

See accompanying notes to consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine months ended September 30,
Increase (decrease) in cash	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(283)	$(3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on sale of business	25	14
Gain on sale of discontinued operations	—	(25)
Impairment of long-lived assets	321	16
Depreciation and amortization	180	197
Stock-based compensation expense	6	8
Equity income	(3)	(2)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(3)	1
Accounts receivable - securitization	75	24
Inventories	(96)	23
Accounts payable	(17)	(33)
Pension and post-retirement health care liabilities	(28)	(10)
Other	(83)	(39)
Net cash provided by operating activities	94	171

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	68	157
Payments for acquisitions, net of cash acquired	(37)	(164)
Capital expenditures	(94)	(73)
Net cash used in investing activities	(63)	(80)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facility, net	70	—
Proceeds on long term borrowings	1	—
Payments on long term borrowings	(31)	—
Payments on short term borrowings	—	(46)
Dividends paid	(36)	(36)
Proceeds from exercise of stock options	1	7
Other financing activities	—	(1)
Net cash used in (provided by) financing activities	5	(76)

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(6)	4
Change in cash and cash equivalents	30	19
Cash and cash equivalents at beginning of period	77	95
Cash and cash equivalents at end of period	$107	$114

See accompanying notes to consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

The information in the foregoing consolidated financial statements for the quarter and nine months ended September 30, 2008 and September 30, 2007 is unaudited, but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature, except as otherwise disclosed in the accompanying notes to the consolidated financial statements.

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

Certain reclassifications have been made to the prior period financial information to conform to the current period presentation.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2007 Annual Report on Form 10-K.  The consolidated results of operations for the quarter and nine months ended September 30, 2008 are not necessarily indicative of the results expected for the full year.

ACCOUNTING POLICIES

Operating Costs and Expenses

Cost of goods sold (“COGS”) includes all costs incurred in manufacturing goods, including raw materials, direct manufacturing costs and manufacturing overhead.  COGS also includes warehousing, distribution, engineering, purchasing, customer service, environmental, health and safety functions, and shipping and handling costs for outbound product shipments.  Selling, general and administrative expenses (“SG&A”) include costs and expenses related to the following functions and activities: selling, advertising, legal, provision for doubtful accounts, corporate facilities and corporate administration.  SG&A also includes accounting, information technology, finance and human resources, excluding direct support in manufacturing operations, which is included as COGS.  Research and development expenses (“R&D”) include basic and applied R&D activities of a technical and non-routine nature.  R&D costs are expensed as incurred.  COGS, SG&A and R&D expenses exclude depreciation and amortization expenses, which are presented on a separate line in the consolidated statements of operations.

Other income (expense), net

Other income (expense), net includes costs associated with the Company’s securitization programs, foreign exchange gains (losses), interest income and minority interest income (expense).

Other Items

Cash and cash equivalents include bank term deposits with original maturities of three months or less.  Included in cash and cash equivalents in the Company’s consolidated balance sheets at September 30, 2008 and December 31, 2007 are $1 million and $2 million, respectively, of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.

Included in accounts receivable are allowances for doubtful accounts of $32 million at both September 30, 2008 and December 31, 2007.

During the first nine months of 2008 and 2007, the Company made interest payments of approximately $60 million and $67 million, respectively.  During the first nine months of 2008 and 2007, the Company made payments for income taxes (net of refunds) of $28 million and $35 million, respectively.

On October 31, 2008, the Company announced that it would suspend payment of dividends to conserve cash and expand liquidity.

Earnings from discontinued operations for the third quarter of 2007 were $3 million (net of $2 million of tax) and primarily reflect the operations of the fluorine and optical monomers businesses that were subsequently sold.  Earnings from discontinued operations in the nine months ended September 30, 2007 of $14 million (net of $7 million of tax) primarily represent the operations of the EPDM, fluorine and optical monomers businesses that were subsequently sold.

Loss on sale of discontinued operations in the third quarter of 2007 of $2 million (net of $1 million of tax) related to the sale of the EPDM business.  The gain on sale of discontinued operations in the nine months ended September 30, 2007 of $25 million (net of $13 million of tax), represents $23 million related to the sale of the EPDM business and $2 million related to the final contingent earn-out proceeds related to the sale of the OrganoSilicones business.

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

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”), which will require companies to treat noncontrolling interests (commonly referred to as minority interest) as a separate component of shareholders’ equity and not as a liability.  The provisions of FAS 160 are effective as of the beginning of the Company’s 2009 fiscal year.  The Company is assessing the impact of adopting FAS 160 on its consolidated financial position and results of operations.

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

2) COMPREHENSIVE (LOSS) INCOME

An analysis of the Company’s comprehensive (loss) income follows:

	Quarter ended September 30,		Nine months ended September 30,
(In millions)	2008	2007	2008	2007
Net earnings (loss)	$11	$2	$(283)	$(3)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(148)	63	(58)	124
Unrecognized pension and other post-retirement benefit costs (net of tax)	1	1	(1)	4
Change in fair value of derivatives (net of tax)	(4)	—	—	6
Comprehensive (loss) income	$(140)	$66	$(342)	$131

The components of accumulated other comprehensive income at September 30, 2008 and December 31, 2007 are as follows:

	September 30,	December 31,
(In millions)	2008	2007
Foreign currency translation adjustment	$194	$252
Unrecognized pension and other post-retirement benefit costs (net of tax)	(85)	(84)
Accumulated other comprehensive income	$109	$168

Reclassifications from other comprehensive income to earnings related to the Company’s natural gas price swap contracts aggregated to an immaterial pre-tax loss and a $1 million pre-tax loss during the quarters ended September 30, 2008, and 2007, respectively, and a $1 million pre-tax loss and an $10 million pre-tax loss during the nine months ended September 30, 2008 and 2007, respectively.

3) ACQUISITIONS AND DIVESTITURES

Baxenden and GLCC Laurel Acquisitions

On February 29, 2008, the Company acquired the remaining stock of Baxenden Chemicals Limited Plc for approximately $26 million.  Assets acquired included plant, property and equipment of $18 million; accounts receivable of $7 million; intangible assets of $7 million; goodwill of $6 million; inventory of $4 million and other assets of $3 million offset by a pension liability of $7 million; accounts payable of $6 million; deferred taxes of $5 million and accrued expenses of $1 million.

On March 12, 2008, the Company purchased the remaining interest in GLCC Laurel, LLC for a note payable of $11 million.  The note was paid in September 2008.  As GLCC Laurel, LLC was already being consolidated by the Company, the purchase price was allocated to reduce the minority interest liability by $23 million.  The value of the long-lived assets was reduced by $14 million (as the fair value of the assets exceeded the purchase price).  The residual purchase price was allocated to other assets.

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

Oleochemicals Divestiture

On February 29, 2008, the Company completed the sale of its oleochemicals business and recorded a net loss of $26 million.  The assets sold included inventory of $26 million, accounts receivable of $24 million, goodwill of $12 million, net fixed assets of $7 million, and intangible assets of $1 million.  The oleochemicals business had revenues of approximately $175 million in 2007.  Proceeds from the transaction were used to reduce debt.

4) ACCOUNTS RECEIVABLE PROGRAMS

The Company has a committed domestic accounts receivable securitization program to provide funding for up to $275 million of domestic receivables to agent banks until August 28, 2010.  Accounts receivable sold under this program were $136 million and $119 million as of September 30, 2008 and December 31, 2007, respectively.  Under the domestic program, certain subsidiaries of the Company sell their accounts receivable to a special purpose entity (“SPE”) that has been created for the purpose of acquiring such receivables and selling an undivided interest therein to agent banks.  In accordance with the domestic sale agreement, the agent banks purchase an undivided ownership interest in the accounts receivable owned by the SPE.  The amount of such undivided ownership interest will vary based on the level of eligible accounts receivable as defined in the agreement.  In addition, the agent banks retain a security interest in all the receivables owned by the SPE, which was $149 million and $163 million as of September 30, 2008 and December 31, 2007, respectively.  The balance of the unsold receivables owned by the SPE is included in the Company’s accounts receivable balance on the consolidated balance sheet.

In addition, the Company’s European subsidiaries have a separate program to sell up to approximately $254 million of their eligible accounts receivable to an agent bank as of September 30, 2008.  International accounts receivable sold under this program were $177 million and $120 million as of September 30, 2008 and December 31, 2007, respectively.  Under the international program, certain foreign subsidiaries of the Company sell eligible accounts receivable directly to agent banks.

The total costs associated with these programs of $4 million and $5 million for the quarters ended September 30, 2008 and 2007, respectively, and $12 million and $16 million for the nine months ended September 30, 2008 and 2007, respectively, are included in other income (expense), net in the consolidated statements of operations.  During the period, the Company had an obligation to service the accounts receivable sold under its domestic and international programs. The Company has treated the transfer of receivables under its domestic and international receivable programs as a sale of accounts receivable.

5) INVENTORIES

Components of inventories are as follows:

	September 30,	December 31,
(In millions)	2008	2007
Finished goods	$442	$437
Work in process	39	48
Raw materials and supplies	239	191
	$720	$676

Included in the above net inventory balances are inventory obsolescence reserves of approximately $32 million and $40 million at September 30, 2008 and December 31, 2007, respectively.

6) PROPERTY, PLANT AND EQUIPMENT

	September 30,	December 31,
(In millions)	2008	2007
Land and improvements	$87	$94
Buildings and improvements	238	208
Machinery and equipment	1,227	1,384
Information systems equipment	194	201
Furniture, fixtures and other	63	65
Construction in progress	117	87
	1,926	2,039
Less accumulated depreciation	1,003	1,007
	$923	$1,032

Depreciation expense from continuing operations amounted to $43 million and $48 million for the quarters ended September 30, 2008 and 2007, respectively, and $148 million and $163 million for the nine months ended September 30, 2008 and 2007, respectively.  Depreciation expense from continuing operations includes accelerated depreciation of certain fixed assets associated with the Company’s restructuring programs, divestment activities and the consolidation of its legacy ERP systems of $8 million and $10 million for the quarters ended September 30, 2008 and 2007, respectively, and $39 million and $46 million for the nine months ended September 30, 2008 and 2007, respectively.

An impairment charge of $1 million was recorded in the third quarter of 2008 related to the Company’s Catenoy, France facility in accordance with FASB Statement No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.”

7) GOODWILL AND INTANGIBLE ASSETS

Goodwill by reportable segment is as follows:

	Polymer	Performance	Consumer	Crop
(In millions)	Additives	Specialties	Products	Protection	Total
December 31, 2007	$488	$180	$584	$57	$1,309
Impairment charges	—	—	(320)	—	(320)
Baxenden acquisition	—	6	—	—	6
Tax adjustments	(20)	(5)	—	—	(25)
Sale of oleochemicals	(12)	—	—	—	(12)
Foreign currency translation and other	(10)	(2)	(3)	—	(15)
September 30, 2008	$446	$179	$261	$57	$943

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

During the quarter ended June 30, 2008, the Company updated its long-term financial projections for each of its businesses.  The projections for the Consumer Products segment indicated an inability to sustain the level of goodwill associated with that segment.  An estimated goodwill impairment charge of $320 million was recorded in this reporting unit in the second quarter of 2008.  The Company finalized its review of the estimated charge in the third quarter of 2008 and no change to the estimated charge was required.

The Company’s cash flow projections, used to estimate the fair value of its reporting units, are based on subjective estimates.  Although the Company believes that its projections reflect its best estimates of the future performance of its reporting units, changes in estimated revenues or operating margins could have an impact on the estimated fair values.  Any increases in estimated reporting unit cash flows would have had no impact on the carrying value of that reporting unit.  However, a decrease in future estimated reporting unit cash flows could require the Company to determine whether recognition of a goodwill impairment charge was required.  Based on the estimated fair values used to test goodwill for impairment in accordance with FASB Statement No. 142, the Company concluded that no impairment existed in any of its reporting units at July 31, 2008.

As the third quarter of 2008 progressed, significant weakness developed in global financial markets, resulting in decreases in the valuation of public companies and restricted availability of capital.  Further, it appears that the global economy may be entering into a recession.  During this period, the Company’s stock price has fallen to a value that is at a significant discount to the per share value of the Company’s book value.  These events were of sufficient magnitude for the Company to conclude that it was appropriate to perform a goodwill impairment review as of September 30, 2008.

With the speed of events, there is not yet a body of forecast information to assess the likely intensity or duration of the recession or quantify the likely impact on the markets it supplies.  Additionally, the financial crisis has been accompanied by reductions in spot commodity prices that may result in a reversal of the raw material inflation the Company has experienced during the last year.  The Company has therefore used its own current estimates of the effects of the macroeconomic changes on the markets its serves to develop an updated view of its projections.  Those updated projections have been used to compute updated estimated fair values of its reporting units.  Based on these estimated fair values used to test goodwill for impairment in accordance with FASB Statement No. 142, the Company concluded that no impairment existed in any of its reporting units at September 30, 2008.

In reviewing the goodwill impairment test as of September 30, 2008, the Company concluded:

•                  If the operating margin used in estimating the fair value of the Polymer Additives reporting unit were assumed to be 50 basis points lower in all forecast periods, the carrying value of the reporting unit would exceed the estimated fair value by approximately $40 million.

•                  If the operating margin used in estimating the fair value of the Consumer Products reporting unit were assumed to be 50 basis points lower in all forecast periods, the carrying value of the reporting unit would exceed the estimated fair value by approximately $125 million.

As these scenarios evidence, the Polymer Additives and Consumer Products reporting units are particularly sensitive to any further revisions in its future projections.  If either of these events occurred, the Company would then determine whether recognition of a goodwill impairment charge would be required.

The Company continually monitors and evaluates business and competitive conditions that affect its operations and reflects the impact of these factors in its financial projections. The Company also monitors its stock price over time as an indicator of changes in the fair value of its business.  If permanent or sustained changes in business, competitive conditions or stock price occur, they can lead to revised projections that could potentially give rise to impairment charges.

The Company’s intangible assets (excluding goodwill) are comprised of the following:

	September 30, 2008			December 31, 2007
(In millions)	Gross Cost	Accumulated Amortization	Net Intangibles	Gross Cost	Accumulated Amortization	Net Intangibles
Patents	$138	$(50)	$88	$143	$(44)	$99
Trademarks	318	(73)	245	330	(65)	265
Customer relationships	159	(34)	125	164	(29)	135
Production rights	45	(14)	31	45	(11)	34
Other	89	(41)	48	91	(39)	52
Total	$749	$(212)	$537	$773	$(188)	$585

The decrease in gross intangible assets since December 31, 2007 is primarily due to the sale of the fluorine and oleochemicals businesses and foreign currency translation, partially offset by additions of assets when the Company acquired the remaining stock of Baxenden Chemicals Limited Plc.  Assets acquired in the Baxenden transaction included patents of $1 million (weighted average useful life of 7 years), trademarks of $1 million (useful life of 25 years) and customer relationships of $5 million (useful life of 30 years).

Amortization expense from continuing operations related to intangible assets amounted to $10 million and $11 million for the quarters ended September 30, 2008 and 2007, respectively, and $32 million and $29 million for the nine months ended September 30, 2008 and 2007, respectively.

8) INDEBTEDNESS

The Company is a party to a senior credit agreement that provides revolving credit and letter of credit facilities up to an amount of $750 million ($740 million currently committed by the lenders). The facilities are committed until July 2010.  At September 30, 2008, drawings under the senior credit agreement were $70 million.  There were no borrowings under the senior credit agreement at December 31, 2007.

On November 5, 2008, Standard and Poor’s Ratings Service lowered its corporate credit and senior unsecured debt ratings on Chemtura to BB- from BB.  Their ratings outlook is negative.  As a result of the reduction in the rating, under the terms of its senior credit facility, the spread over LIBOR for advances under the facility increases from 1.25% to 1.60%.

In February 2008, the Company repurchased $30 million of its then outstanding $400 million 7% Notes Due 2009 (“2009 Notes”).  The loss associated with the early extinguishment of the debt was immaterial for the nine months ended September 30, 2008.

The Company and the Domestic Subsidiary Guarantors are required to provide a security interest in the stock of their first tier subsidiaries and other equity interests (limited to 66% of the voting stock of first-tier foreign subsidiaries) pursuant to a covenant in the Company’s credit facility.  Additionally, under the terms of the indentures for the 2009 Notes, 6.875% Notes due 2016 and the 6.875% Debentures due 2026 (the “Notes”), the Company would be required to secure the Notes on an equal and ratable basis with other certain indebtedness if secured debt thresholds are exceeded.  The Company amended and restated its Pledge Agreement on July 31, 2007 so that the credit facility would only be secured up to the lowest debt threshold amount under the Notes.

The Company’s various debt agreements contain covenants that limit the Company’s ability to enter into certain transactions, such as incurring additional indebtedness, increasing the Company’s dividends, and entering into acquisitions, dispositions and joint ventures.  When giving notice of borrowing under the senior credit agreement, the Company is required to make certain customary representations, to the lenders, including that no material adverse change (as defined in the agreements) in the business has occurred since December 31, 2004.  The Company is required to report compliance with certain financial covenants to its lenders under the senior credit agreement on a quarterly basis including two financial maintenance covenants.

•                  The Company is required to maintain a leverage ratio (adjusted total debt (“Total Debt”) to adjusted earnings before interest, taxes, depreciation and amortization (“Bank EBITDA”) where Total Debt must not exceed three times Bank EBITDA (with adjustments to both debt and earnings being made in accordance with the terms of the credit facility agreement).  As of September 30, 2008 Total Debt was 2.7 times Bank EBITDA.

•                  An interest coverage ratio (Bank EBITDA to interest expense as defined in the credit facility agreement) where Bank EBITDA must be at least 4.5 times interest expense.  As of September 30, 2008 Bank EBITDA was 5.4 times interest expense.

The Company was in compliance with the covenants under its various debt agreements at September 30, 2008 and expects to be in compliance over the next twelve months and future periods.

The 2009 Notes, which mature in July 2009, have been classified under short-term borrowings as of September 30, 2008.  The Company intends to refinance its 2009 Notes with the issuance of new long-term financing or proceeds from the sale of assets.  Should financial market conditions preclude a long-term refinancing prior to the maturity, the Company will refinance the notes from other sources of liquidity including utilizing its existing $750 million senior credit agreement that is not due until July 2010.  The Company would then refinance the debt with long-term debt when market conditions permit.  The Company expects to have sufficient availability under the senior credit agreement in the period ending July 2009 to permit the redemption of the full amount of the 2009 Notes.

9) INCOME TAXES

The Company reported income tax expense from continuing operations for the quarter ended September 30, 2008 of $17 million and an income tax benefit of $6 million for the quarter ended September 30, 2007.  The Company reported income tax expense from continuing operations of $37 million for the nine months ended September 30, 2008 and an income tax benefit of $1 million for the nine months ended September 30, 2007.  The Company has established a valuation allowance against the tax benefits associated with the Company’s year to date U.S. net operating loss.  The Company will continue to adjust its tax provision rate through the establishment, or release, of the non-cash valuation allowance attributable to currently generated U.S. pre-tax losses until such time as the U.S. operations have evidenced the ability to consistently generate income such that in future periods the Company can expect that the deferred tax assets can be utilized on a more-likely-than-not basis.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of January 1, 2007.

The Company has net liabilities related to unrecognized tax benefits of $52 million at September 30, 2008 and $66 million at December 31, 2007.  The change primarily relates to the settlement of tax audits.

In accordance with FIN 48, the Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense.  Accrued interest and penalties are included within the related liability lines in the consolidated balance sheet.

The Company believes it is reasonably possible that its unrecognized tax benefits may decrease approximately $15 million within the next year.  This reduction may occur due to the conclusion of examinations by tax authorities.  The Company further expects that the amount of unrecognized tax benefits will continue to change as the result of ongoing operations, the outcomes of tax audits, and the passing of statutes of limitations.  This change is not expected to have a significant impact on the results of operations or the financial position of the Company.

During the quarter ended June 30, 2008, the Company established a valuation allowance of $10 million against deferred tax assets in Brazil as management has concluded that it is not likely that, based on prior year’s cumulative losses, the deferred tax assets will be realized as the entity’s profitability is unlikely to increase to a level that can utilize these assets in the near term.

10) EARNINGS PER COMMON SHARE

The computation of basic earnings per common share is based on the weighted average number of common shares outstanding.  The computation of diluted earnings per common share is based on the weighted average number of common and common equivalent shares outstanding.  The computation of diluted earnings per common share equals the basic earnings per common share for the nine months ended September 30, 2008 and 2007 since the common stock equivalents were antidilutive as a result of the Company’s net loss from continuing operations. The Company had no common stock equivalents for the quarters ended September 30, 2008 and 2007 and nine months ended September 30, 2008.  Common stock equivalents amount to 0.7 million shares for the nine months ended September 30, 2007.

Shares used in the computations for the quarters ended September 30, 2008 and 2007 are 242.4 million and 241.9 million, respectively, and for the nine months ended September 30, 2008 and 2007 are 242.3 million and 241.4 million, respectively.

The Company’s outstanding stock options of 13.0 million and 9.1 million shares at September 30, 2008 and 2007, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the Company’s common stock.  These options could be dilutive if the average share price increases and is greater than the exercise price of these options.  The Company’s performance-based restricted shares of 2.0 million and 1.6 million at September 30, 2008 and 2007, respectively, were also excluded from the calculation of diluted earnings per share because the specified performance criteria for the vesting of these shares had not yet been met.  These restricted shares could be dilutive in the future if the specified performance criteria are met.

11) STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment.”  Stock-based compensation expense, including amounts for restricted stock and options, was $1 million and $2 million for the quarters ended September 30, 2008 and 2007, respectively and $6 million and $8 million for the nine month periods ended September 30, 2008 and 2007, respectively.  In 2008 and 2007, stock-based compensation expense was primarily reported in SG&A.

Stock Option Plans

In February 2008, the Company’s Board of Directors approved the grant of options covering 2.7 million shares, with an exercise price equal to the fair market value of the underlying common stock at the date of grant.  These options will vest ratably over a four-year period.

The Company uses the Black-Scholes option-pricing model to determine the compensation expense related to stock options.  The Company has elected to recognize compensation cost for option awards granted equally over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  Using this method, the weighted average fair value of stock options granted during the quarters ended September 30, 2008 and 2007 was $2.50 and $4.72, respectively, and for the nine months ended September 30, 2008 and 2007 was $3.39 and $5.40, respectively. Total remaining unrecognized compensation cost associated with unvested stock options at September 30, 2008 was $8 million, which will be recognized over the weighted average period of approximately one year.

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

Total remaining unrecognized compensation cost associated with unvested restricted stock awards at September 30, 2008 was $6 million, which will be recognized over the weighted average period of approximately one year.

12) PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

On December 31, 2006 the Company adopted SFAS 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, 132(R) (“FAS 158”).  FAS 158 requires that, no later than 2008, the Company’s assumptions used to measure the annual pension and postretirement benefit expense be determined as of the balance sheet date and all plan assets and liabilities be reported as of that date.  Accordingly, as of the beginning of the 2008 fiscal year, the Company changed the measurement date for the annual pension and postretirement benefit expense and all plan assets and liabilities from November 30 to the year-end balance sheet date.  As a result of this change in measurement date, the Company recorded an after tax increase of $1 million to accumulated deficit as of January 1, 2008.

Components of the Company’s defined benefit plans net periodic benefit (credit) cost for the quarter and nine months ended September 30, 2008 and 2007 are as follows:

	Qualified Domestic Plans		International and Non-Qualified Plans		Post-Retirement Health Care Plans
	Quarter ended September 30,		Quarter ended September 30,		Quarter ended September 30,
(In millions)	2008	2007	2008	2007	2008	2007
Service cost	$2	$—	$—	$2	$—	$—
Interest cost	12	11	7	5	2	3
Expected return on plan assets	(15)	(15)	(6)	(3)	—	(1)
Amortization costs	1	2	1	1	1	—
Curtailment and settlement losses	—	—	2	—	—	—
Net periodic benefit (credit) cost	$—	$(2)	$4	$5	$3	$2

	Qualified Domestic Plans		International and Non-Qualified Plans			Post-Retirement Health Care Plans
	Nine months ended September 30,		Nine months ended September 30,			Nine months ended September 30,
(In millions)	2008	2007	2008		2007	2008	2007
Service cost	$3	$1	$3		$5	$1	$1
Interest cost	35	34	20		14	7	8
Expected return on plan assets	(47)	(46)	(17)		(8)	(2)	(2)
Amortization costs	4	5	2		2	2	(1)
Curtailment and settlement (gains) losses	—	—	(5	)(a)	—	—	—
Net periodic benefit (credit) cost	$(5)	$(6)	$3		$13	$8	$6

(a) For the nine months ended September 30, 2008, the Company recorded a curtailment gain of $6 million due to the decision to eliminate furture earnings benefits of participants in certain international pension plans along with a settlement loss of $1 million for certain participants whose postions were eliminated.

The Company contributed $8 million and $12 million to its domestic non-qualified and international pension plans, respectively, for the nine months ended September 30, 2008.  Contributions to post-retirement health care plans for the first nine months of 2008 were $13 million.  The Company expects additional contributions of approximately $8 million and $5 million to its international and non-qualified pension plans and post-retirement health care plans in the fourth quarter of 2008, respectively.  No 2008 contributions are projected for the qualified domestic plans.  The Company’s funding assumptions for its domestic pension plans assume no significant change with regard to demographics, legislation, plan provisions, or actuarial assumptions or methods to determine the estimated funding requirements.

In light of current equity market conditions, it is anticipated that the fair value of the equity assets of the Company’s qualified domestic and international pension plans will have declined during 2008.  This will likely result in an increase in the net periodic cost of these plans in 2009 and increase the Company’s contributions to the plans in future years.  The conditions in the financial markets may also result in changes in the discount rate and expected rate of return used in the actuarial computations related to the plans.

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

The following table summarizes the unrealized (gains) and losses related to certain cash flow hedging for the quarters and nine months ended September 30, 2008 and 2007:

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2008	2007	2008	2007
Cash flow hedges (in accumulated other comprehensive income):
Balance at beginning of period	$4	$1	$—	$7
Natural gas - net change in fair value, net of tax	(4)	1	—	—
Natural gas - loss reclassified to earnings, net of tax	—	(1)	—	(6)
Balance at end of period, net of tax	$—	$1	$—	$1

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

At September 30, 2008, the fair value of derivative instruments for foreign currency forward contracts result in assets and liabilities of $12 million and $3 million, respectively.  These fair values were measured based upon quoted prices for similar assets and liabilities in active markets.

14) ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations include estimates for all asset retirement obligations identified for its worldwide facilities.  The Company’s asset retirement obligations are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases at approximately 30 facilities; legal obligations to close approximately 96 brine supply, brine disposal, waste disposal, and hazardous waste injection wells and the related pipelines at the end of their useful lives; and decommissioning and decontamination obligations that are legally required to be fulfilled upon closure of approximately 40 of the Company’s manufacturing facilities.

The following is a summary of the change in the carrying amount of the asset retirement obligations for the quarter and nine month periods ended September 30, 2008 and 2007 and the net book value of assets related to the asset retirement obligations at September 30, 2008 and 2007:

	Quarter ended September 30,		Nine months ended September 30,
(In millions)	2008	2007	2008	2007
Asset retirement obligation balance at beginning of period	$25	$30	$26	$24
Accretion expense — cost of goods sold	—	—	3	8
Revisions to estimates	—	—	1	1
Payments	(2)	(4)	(7)	(7)
Asset retirement obligation balance at end of period	$23	$26	$23	$26
Net book value of asset retirement obligation assets at end of period	$2	$1	$2	$1
Depreciation expense	$—	$—	$—	$1

At September 30, 2008, $4 million of the asset retirement obligation was included in accrued expenses and $19 million was included in other liabilities on the consolidated balance sheet.  At December 31, 2007, $13 million was included in accrued expenses and $13 million was included in other liabilities.

15) RESTRUCTURING ACTIVITIES

In the second quarter of 2007, the Company commenced a world-wide restructuring program to improve performance and growth, which included the realignment of its business segments, streamlining of the organization, reevaluation of its manufacturing footprint, the redirection of efforts to focus on end-use markets, and the closure of the antioxidant facilities at Pedrengo and Ravenna, Italy and two intermediate chemical product lines at Catenoy, France.  These programs were substantially completed as of December 31, 2007.  The Company recorded pre-tax charges of $2 million and $35 million for the nine months ended September 30, 2008 and 2007, respectively, mainly for severance related to these programs.

Additionally, the Company recorded pre-tax credits of $2 million during the first nine months of 2008 and $3 million during the first nine months of 2007 primarily related to the reversal of a portion of the reserve at its Tarrytown, NY facility due to a favorable change in the sublet agreement for space at that location.  During the first nine months of 2007, the Company recorded a pre-tax charge of $2 million related to its 2006 cost savings initiatives to support its continuing efforts to become more efficient and reduce costs.

A summary of the reserves for all the Company’s cost savings and restructuring programs are as follows:

(In millions)	Severance and RelatedCosts	Other Facility ClosureCosts	Total
Balance at January 1, 2008	$23	$6	$29
2008 charges	2	(2)	—
Cash payments	(20)	(2)	(22)
Foreign currency translation	1	—	1
Balance at September 30, 2008	$6	$2	$8

At September 30, 2008, $7 million of the above reserves were included in accrued expenses and $1 million were included in other liabilities on the consolidated balance sheet.  At December 31, 2007, $27 million were included in accrued expenses and $2 million were included in other liabilities.

16) LEGAL MATTERS

ANTITRUST INVESTIGATIONS AND RELATED MATTERS

Rubber Chemicals

On May 27, 2004, the Company pled guilty to a one-count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period from July 1995 to December 2001. The U.S. federal court imposed a fine of $50 million, payable in six annual installments, without interest, beginning in 2004. In light of the Company’s cooperation with the U.S. Department of Justice (the “DOJ”), the court did not impose any period of corporate probation.  On May 28, 2004, the Company pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Canadian federal court imposed a sentence requiring the Company to pay a fine of CDN $9 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid (in U.S. dollars) $2 million in 2005, $7 million in 2006, $12 million in 2007 and $16 million in 2008.  Remaining cash payments for the US and Canadian fines are expected to be approximately $19 million in 2009.  At September 30, 2008, a reserve of $18 million related to these settlements has been included in accrued expenses on the Company’s consolidated balance sheet.  At December 31, 2007, reserves of $17 million and $17 million were included in accrued expenses and other liabilities, respectively.

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

Civil Lawsuits

The actions described below under “U.S. Civil Antitrust Actions” are in various procedural stages of litigation.  Although the actions described below have not had a material adverse impact on the Company, we cannot predict the outcome of any of those actions. The Company will seek cost-effective resolutions of the various pending and threatened legal proceedings against the Company; however, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company has established reserves for all direct and indirect purchaser claims as of September 30, 2008.

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

Federal Lawsuits.  The Company and certain of its subsidiaries continues to be a defendant in two lawsuits pending in the federal courts.  One of these suits is a Massachusetts indirect purchaser claim premised upon violations of state law.  The suit was originally filed in Massachusetts state court in May 2005 as an indirect purchaser action, and was subsequently removed to the United States District Court, District of Massachusetts.  The complaint initially related to purchases of any product containing rubber and urethane products, defined to include EPDM, nitrile rubber and urethanes, but is now limited to urethanes only.  On September 12, 2008, the Company received final court approval of a settlement agreement covering this action.  The other suit, described separately below under the sub-heading “Bandag” was originally filed as a direct purchaser suit on June 29, 2006 in the United States District Court, Middle District of Tennessee and was subsequently transferred to the United States District Court, Northern District of California.  In both of these actions, and in all actions pending in state courts (further described below), the plaintiffs seek, among other things, treble damages, costs (including attorneys’ fees) and injunctive relief preventing further violations or the improper conduct alleged in the complaint.  Neither of these federal suits is expected to have a material adverse effect on the Company.

Bandag.  This suit was originally brought by Bridgestone Americas Holding, Inc, Bridgestone Firestone North American Tire, LLC, and Pirelli Tire, LLC (all of whom have since settled) along with the remaining plaintiff, Bandag Incorporated (n/k/a/ Bridgestone Bandag, LLC), with respect to purchases of rubber chemicals from the Company, Uniroyal and several of the world-wide leading suppliers of rubber chemicals.  This suit alleges that the Company and Uniroyal, along with other rubber chemical manufacturers conspired to fix the prices of the rubber chemicals, and to divide the rubber chemicals markets in violation of Section 1 of the Sherman Act.  Bandag Incorporated, a designer and manufacturer of tire re-treading, directly purchased from the Company and from the other defendants to this suit, and in doing so, claims to have paid artificially inflated prices for rubber chemicals. Bandag has requested treble damages, costs (including attorneys’ fees) and such other relief as the court may deem appropriate.  The Company has agreed to utilize a litigated and binding arbitration to try the claims at issue in this action.

State Lawsuits. The Company, individually or together with Uniroyal, also continues to be a defendant in certain indirect purchaser antitrust class action lawsuits filed in state courts involving the sale of urethanes and urethane chemicals.  The complaints in these actions principally allege that the defendants conspired to fix, raise, maintain or stabilize prices for urethanes and urethane chemicals, sold in the United States in violation of certain antitrust statutes and consumer protection and unfair or deceptive practices laws of the relevant jurisdictions and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities.  There are currently 16 state complaints pending.  On September 12, 2008, the Company received final court approval of a settlement agreement covering 4 of these actions.  In addition, the Company has reached a settlement agreement covering the remaining 12 complaints, all of which are pending in a coordinated proceeding in the Superior Court of the State of California for the County of San Francisco.  None of these state lawsuits individually or in the aggregate are expected to have a material adverse effect on the Company.

Australian Civil Antitrust Matters

On September 27, 2007, the Company was sued in the Federal Court of Australia for alleged price fixing violations with respect to the sale of rubber chemicals in Australia.  The Company has not yet responded to the complaint, nor at this early stage, assessed its merits.  On October 10, 2008, the Federal Court of Australia rendered a decision in which the applicant’s Statement of Claim was struck.  The applicant was given until November 21, 2008 to file a further Statement of Claim.  The Company does not expect this matter will be material.

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

Reserves

At September 30, 2008 and December 31, 2007, the Company had a remaining reserve of $29 million and $43 million, respectively, included in accrued expenses on its consolidated balance sheets relating to the remaining U.S. direct and indirect purchaser lawsuits, the federal securities class action lawsuit described under “Federal Securities Class Action” and the shareholder derivative lawsuit described under “Shareholder Derivative Lawsuit.”  These reserves cover all direct and indirect purchaser antitrust claims.  The Company periodically reviews its accruals as additional information becomes available, and may adjust its accruals based on actual settlement offers and other later occurring events.  The Company is unable to estimate the reasonably possible loss, if any, in excess of the accrual as none of these claims have been reduced to judgment.

The reserve activity for antitrust related litigation is summarized as follows:

	Governmental			Civil Cases
(In millions)	U.S. DOJ Fines	Canada Federal Fines	Total U.S and Canada Fines	U.S. Civil and Securities Matters
Balance January 1, 2007	$37	$6	$43	$102
Antitrust costs, excluding legal fees	—	—	—	24
Payments	(10)	(2)	(12)	(83)
Accretion - Interest	2	—	2	—
Foreign currency translation	—	1	1	—
Balance December 31, 2007	29	5	34	43
Antitrust costs, excluding legal fees	—	—	—	6
Payments	(14)	(2)	(16)	(20)
Balance September 30, 2008	$15	$3	$18	$29

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

17) CONTINGENCIES

Environmental Matters

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts.  For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operation and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes that such costs are estimable.  The total amount accrued for such environmental liabilities at September 30, 2008 and December 31, 2007, was $112 million and $118 million, respectively.  At September 30, 2008 and December 31, 2007, environmental liabilities of $24 million and $27 million, respectively, have been included in accrued expenses and $88 million and $91 million, respectively, have been included in other liabilities on the consolidated balance sheets.  The Company estimates the environmental liability could range up to $148 million at September 30, 2008.  The Company’s reserves include estimates for determinable clean-up costs. During the nine months ended September 30, 2008, the Company recorded a pre-tax charge of $5 million, to increase its environmental liabilities and made payments of $11 million for clean-up costs, which reduced its environmental liabilities.  At certain sites, the Company has contractual agreements with certain other parties to share remediation costs.  The Company has a receivable of $12 million at September 30, 2008 to reflect probable recoveries.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed the Company’s present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations and cash flows. It is reasonably possible that the Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

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

Conyers — Clean Air Act Investigation — The U.S. EPA is investigating alleged violations of law by the Company arising out of the Clean Air Act and other environmental statutes and is seeking a penalty and other relief in excess of one hundred thousand dollars. The Company intends to assert all meritorious legal defenses and will continue to assess relevant facts and attempt to negotiate an acceptable settlement with the EPA. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s financial condition.

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

Legal Proceedings

Tricor — This case involves two related properties in Bakersfield, California; the Oildale Refinery (“the Refinery”) and the Mt. Poso Tank Farm (“Mt. Poso”). The Refinery and Mt. Poso were previously owned and operated by a division of Witco Corp., a predecessor of the Company. In 1997, the Refinery and portions of Mt. Poso were sold to Golden Bear Acquisition Corp. Under the terms of sale, Witco retained certain environmental obligations with respect to the Refinery and Mt. Poso. Golden Bear operated the refinery for several years before filing bankruptcy in 2001. Tricor Refining LLC (“Tricor”) purchased the Refinery and related assets out of bankruptcy. In 2004, Tricor commenced an action against the Company alleging that the Company failed to comply with its environmental obligations.

In July 2007, the Court entered an order finding liability against Chemtura. A phase of the trial, which will determine the damages to which Tricor may be entitled, is scheduled to take place in November 2008. The Company will continue to defend this case vigorously. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s financial condition.

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

At the time of the fire, the Company maintained, and continues to maintain, property and general liability insurance.  The Company believes that its general liability policies will adequately cover any third party claims and legal and processing fees in excess of the amounts that were recorded through September 30, 2008.

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

Each quarter the Company evaluates and reviews pending claims and litigation to determine appropriate reserve amounts.  As of September 30, 2008 and December 31, 2007, the Company’s accruals for probable loss in the aforementioned legal proceeding cases were immaterial.  In addition, the related receivable to reflect probable insurance recoveries is also immaterial.

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

Guarantees

The Company has standby letters of credit and guarantees with various financial institutions.  At September 30, 2008 and December 31, 2007, the Company had $96 million and $101 million, respectively, of outstanding letters of credit and guarantees primarily related to its liabilities for environmental remediation, insurance obligations and European value added tax (“VAT”) obligations.

The Company has applied the disclosure provisions of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, (“FIN 45”), to its agreements that contain guarantee or indemnification clauses. The Company is a party to several agreements pursuant to which it may be obligated to indemnify a third party with respect to certain loan obligations of joint venture companies in which the Company has an equity interest.  These obligations arose to provide initial financing for a joint venture start-up, fund an acquisition and provide project capital.  Such obligations range in duration with terms from origination to maturity between five and nine years.  In the event that any of the joint venture companies were to default on these loan obligations, the Company would indemnify the other party up to its proportionate share of the obligation based upon its ownership interest in the joint venture.  At September 30, 2008, the maximum potential future principal and interest payments due under these guarantees were $16 million and $1 million, respectively.  In accordance with FIN 45, the Company has accrued $2 million in reserves, which represents the probability weighted fair value of these guarantees at September 30, 2008. The reserve has been included in long-term liabilities on the consolidated balance sheet at September 30, 2008 with an offset to the investment included in other assets.

The Company also has a customer guarantee, in which the Company has contingently guaranteed certain debt obligations of one of its customers.  At September 30, 2008 and December 31, 2007, the amount of this guarantee was $2 million and $3 million, respectively.  Based on past experience and on the underlying circumstances, the Company does not expect to have to perform under this guarantee.

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

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis, including amortization expense.  These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses for executives and corporate managers.  Facility closures, severance and related costs are primarily for severance costs related to the Company’s 2007 cost savings initiatives.  The antitrust costs are primarily for settlement offers and legal costs associated with antitrust investigations and related civil lawsuits.  Accelerated depreciation relates to certain assets affected by the Company’s restructuring programs, divestitures and legacy ERP systems.  The loss on sale of business in 2008 relates primarily to the sale of the oleochemicals business.  The loss on sale of business in 2007 primarily relates to the sale of the Celogen® product line.  Impairment of long-lived assets in 2008 is related primarily to reducing the carrying value of goodwill in the Consumer Products segment.  The impairment of long-lived assets in 2007 related primarily to facilities affected by restructuring programs and the sale of the Marshall, Texas facility.

A summary of business data for the Company’s reportable segments for the quarter and nine months ended September 30, 2008 and 2007 are as follows:

Information by Business Segment

	Quarter ended September 30,		Nine months ended September 30,
(In millions)	2008	2007	2008	2007
Net Sales
Polymer Additives	$414	$447	$1,294	$1,366
Performance Specialties	271	237	787	680
Consumer Products	121	139	422	456
Crop Protection	103	83	306	261
Other	15	23	47	93
Total net sales	$924	$929	$2,856	$2,856

	Quarter ended September 30,		Nine months ended September 30,
(In millions)	2008	2007	2008	2007
Operating Profit (Loss)
Polymer Additives	$14	$7	$49	$64
Performance Specialties	31	28	88	82
Consumer Products	16	20	49	56
Crop Protection	18	11	63	40
Other	1	1	2	(3)
	80	67	251	239

General corporate expense, including amortization	(25)	(24)	(72)	(71)
Accelerated depreciation of property, plant and equipment	(8)	(1)	(24)	(37)
Facility closures, severance and related costs	—	(9)	—	(34)
Antitrust costs	(1)	(2)	(12)	(32)
(Loss) gain on sale of business	(1)	1	(25)	(14)
Impairment of long-lived assets	(1)	(9)	(321)	(16)

Total operating profit (loss)	$44	$23	$(203)	$35

19) GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA

The Company’s obligations under its 7% Notes due 2009, 6.875% Notes due 2016 and 6.875% Debentures due 2026 (collectively the “Notes”) are jointly and severally, fully and unconditionally guaranteed by certain wholly-owned domestic subsidiaries of the Company that guarantee the Company’s $750 million senior credit agreement.  The Company’s subsidiaries that do not guarantee the Notes are referred to as the “Non-Guarantor Subsidiaries”.  The Guarantor Condensed Consolidating Financial Data presented below presents the statements of operations, balance sheets and statements of cash flow data: (i) for Chemtura Corporation (the “Parent Company”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Chemtura Corporation’s historical reported financial information); (ii) for the Parent Company, alone (accounting for its Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) for the Guarantor Subsidiaries alone; and (iv) for the Non-Guarantor Subsidiaries alone.

Condensed Consolidating Statement of Operations

Quarter ended September 30, 2008

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$924	$(352)	$309	$283	$684

Cost of goods sold	731	(352)	283	213	587
Selling, general and administrative	80	—	31	12	37
Depreciation and amortization	54	—	21	16	17
Research and development	12	—	3	3	6
Facility closures, severance and related costs	—	—	(1)	—	1
Antitrust costs	1	—	1	—	—
Loss (gain) on sale of business	1	—	2	—	(1)
Impairment of long-lived assets	1	—	—	—	1

Operating profit (loss)	44	—	(31)	39	36

Interest expense	(20)	—	(12)	(3)	(5)
Other income (expense), net	4	—	(1)	(5)	10
Equity in net earnings of subsidiaries from continuing operations	—	(59)	51	8	—

Earnings (loss) from continuing operations before income taxes	28	(59)	7	39	41
Income tax (expense) benefit	(17)	—	4	(1)	(20)

Net earnings	$11	$(59)	$11	$38	$21

Condensed Consolidating Statement of Operations

Nine months ended September 30, 2008

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$2,856	$(1,089)	$966	$912	$2,067

Cost of goods sold	2,231	(1,089)	819	699	1,802
Selling, general and administrative	253	—	107	51	95
Depreciation and amortization	180	—	76	51	53
Research and development	40	—	12	9	19
Facility closures, severance and related costs	—	—	(4)	—	4
Antitrust costs	12	—	12	—	—
Loss (gain) on sale of business	25	—	26	—	(1)
Impairment of long-lived assets	321	—	—	199	122
Equity income	(3)	—	—	—	(3)

Operating loss	(203)	—	(82)	(97)	(24)

Interest expense	(59)	—	(57)	(6)	4
Other income (expense), net	16	—	(2)	(13)	31
Equity in net loss of subsidiaries from continuing operations	—	224	(132)	(92)	—

(Loss) earnings from continuing operations before income taxes	(246)	224	(273)	(208)	11
Income tax (expense) benefit	(37)	—	(10)	24	(51)
Net loss	$(283)	$224	$(283)	$(184)	$(40)

Condensed Consolidating Balance Sheet

as of September 30, 2008

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
ASSETS
Current assets	$1,326	$—	$270	$245	$811
Intercompany receivables	—	(14,813)	9,972	1,076	3,765
Investment in subsidiaries	—	(12,479)	3,706	1,135	7,638
Property, plant and equipment	923	—	196	351	376
Goodwill	943	—	135	282	526
Other assets	687	—	105	283	299
Total assets	$3,879	$(27,292)	$14,384	$3,372	$13,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$1,007	$—	$269	$498	$240
Intercompany payables	—	(14,836)	11,871	92	2,873
Long-term debt	717	—	705	9	3
Other long-term liabilities	673	—	140	232	301
Total liabilities	2,397	(14,836)	12,985	831	3,417
Stockholders’ equity	1,482	(12,456)	1,399	2,541	9,998
Total liabilities and stockholders’ equity	$3,879	$(27,292)	$14,384	$3,372	$13,415

Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2008
(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(283)	$224	$(283)	$(184)	$(40)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on sale of business	25	—	26	—	(1)
Impairment of long-lived assets	321	—	—	199	122
Depreciation and amortization	180	—	76	51	53
Stock-based compensation expense	6	—	6	—	—
Equity income	(3)	—	—	—	(3)
Changes in assets and liabilities, net	(152)	(224)	150	(24)	(54)
Net cash provided by (used in) operating activities	94	—	(25)	42	77

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	68	—	38	27	3
Payments for acquisitions, net of cash acquired	(37)	—	(11)	—	(26)
Capital expenditures	(94)	—	(31)	(40)	(23)
Net cash used in investing activities	(63)	—	(4)	(13)	(46)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facility, net	70	—	70	—	—
Proceeds on long term borrowings	1	—	—	—	1
Payments on long term borrowings	(31)	—	(1)	(30)	—
Dividends paid	(36)	—	(36)	—	—
Proceeds from exercise of stock options	1	—	1	—	—
Net cash provided by (used in) financing activities	5	—	34	(30)	1

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(6)	—	—	—	(6)
Change in cash and cash equivalents	30	—	5	(1)	26
Cash and cash equivalents at beginning of period	77	—	6	2	69
Cash and cash equivalents at end of period	$107	$—	$11	$1	$95

Condensed Consolidating Statement of Operations
Quarter ended September 30, 2007
(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$929	$(349)	$322	$314	$642

Cost of goods sold	727	(349)	279	234	563
Selling, general and administrative	87	—	33	19	35
Depreciation and amortization	59	—	22	(22)	59
Research and development	15	—	6	4	5
Facility closures, severance and related costs	9	—	(10)	1	18
Antitrust costs	2	—	2	—	—
Loss on sale of business	(1)	—	(1)	—	—
Impairment of long-lived assets	9	—	1	(4)	12
Equity income	(1)	—	—	(1)	—

Operating profit (loss)	23	—	(10)	83	(50)

Interest expense	(21)	—	(19)	(4)	2
Other (expense) income, net	(7)	—	15	(4)	(18)
Equity in net earnings (loss) of subsidiaries	—	54	16	(70)	—

(Loss) earnings from continuing operations before income taxes	(5)	54	2	5	(66)
Income tax benefit (expense)	6	—	2	(5)	9

Earnings (Loss) from continuing operations	1	54	4	—	(57)
Earnings (Loss) from discontinued operations	3	—	1	3	(1)
(Loss) Gain on sale of discontinued operations	(2)	—	(3)	—	1
Net earnings (loss)	$2	$54	$2	$3	$(57)

Condensed Consolidating Statement of Operations
Nine months ended September 30, 2007
(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$2,856	$(1,118)	$1,061	$899	$2,014

Cost of goods sold	2,197	(1,118)	864	677	1,774
Selling, general and administrative	292	—	103	68	121
Depreciation and amortization	192	—	56	41	95
Research and development	46	—	17	10	19
Facility closures, severance and related costs	34	—	—	2	32
Antitrust costs	32	—	32	—	—
Loss on sale of business	14	—	14	—	—
Impairment of long-lived assets	16	—	4	—	12
Equity income	(2)	—	—	—	(2)

Operating profit (loss)	35	—	(29)	101	(37)

Interest expense	(67)	—	(63)	(14)	10
Other (expense) income, net	(11)	—	(8)	(10)	7
Equity in net earnings (loss) of subsidiaries	—	(58)	78	(20)	—

(Loss) earnings from continuing operations before income taxes	(43)	(58)	(22)	57	(20)
Income tax benefit (expense)	1	—	—	(5)	6

(Loss) earnings from continuing operations	(42)	(58)	(22)	52	(14)
Earnings from discontinued operations	14	—	3	6	5
Gain on sale of discontinued operations	25	—	16	—	9
Net (loss) earnings	$(3)	$(58)	$(3)	$58	$—

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

Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2007
(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(3)	$(58)	$(3)	$58	$—
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Loss on sale of asset and business	14	—	14	—	—
Gain on sale of discontinued operations	(25)	—	(16)	—	(9)
Impairment of long-lived assets	16	—	4	—	12
Depreciation and amortization	197	—	60	43	94
Stock-based compensation expense	8	—	8	—	—
Equity income	(2)	—	—	—	(2)
Changes in assets and liabilities, net	(34)	58	(50)	(71)	29
Net cash provided by operating activities	171	—	17	30	124

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	157	—	108	—	49
Payments for acquisitions, net of cash acquired	(164)	—	—	—	(164)
Capital expenditures	(73)	—	(21)	(30)	(22)
Net cash (used in) provided by investing activities	(80)	—	87	(30)	(137)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on short-term borrowings	(46)	—	(40)	(1)	(5)
Dividends paid	(36)	—	(36)	—	—
Proceeds from exercise of stock options	7	—	7	—	—
Other	(1)	—	(1)	—	—
Net cash used in financing activities	(76)	—	(70)	(1)	(5)

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	4	—	—	—	4
Change in cash and cash equivalents	19	—	34	(1)	(14)
Cash and cash equivalents at beginning of period	95	—	2	2	91
Cash and cash equivalents at end of period	$114	$—	$36	$1	$77

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

Other major factors affecting the Company’s financial performance include industry capacity, customer demand, raw material and energy costs and selling prices. Selling prices are influenced by global demand and supply factors.  The Company’s strategy is to pursue selling prices that reflect the value of our products and to pass on higher costs for raw material and energy so as to preserve our profit margins.  Our target is to achieve a minimum of 15% average operating profit margin across our business portfolio.

SIGNIFICANT TRANSACTIONS AND EVENTS

The Company continues to assess its business portfolio.  During the first nine months of 2008, the following significant transactions occurred:

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

•                  On February 29, 2008, the Company completed the sale of its oleochemicals business and recorded a loss on the sale of $26 million.  The assets sold included inventory of $26 million, accounts receivable of $24 million, goodwill of $12 million, net fixed assets of $7 million, and intangible assets of $1 million.  The oleochemicals business had revenues of approximately $175 million in 2007.  Proceeds from the transaction were used to reduce debt.

•                  On March 12, 2008, the Company purchased the remaining shares of GLCC Laurel, LLC.

•                  On April 30, 2008, the Company entered into an agreement with Baerlocher for the manufacture of certain heat stabilizers used in PVC processing applications.

•                  During the quarter ended June 30, 2008, the Company incurred an estimated goodwill impairment charge of $320 million in the Consumer Products segment.  The Company finalized its review of the estimated charge in the third quarter of 2008 and no change to the estimated charge was required.

•                  On October 31, 2008, the Company announced that it would suspend payment of dividends to conserve cash and expand liquidity in a period of economic uncertainty.

QUARTER RESULTS

Consolidated net sales of $924 million for the third quarter ended September 30, 2008 were $5 million lower than the third quarter of 2007.  The decrease reflects a $63 million reduction due to the divestitures of the oleochemicals and organic peroxides business, selling down inventory of the rubber chemicals not divested as part of the sale of the Celogen® product lines, and the divestiture of the Diamond and Terraclor product lines and a $16 million reduction due to lower volume and mix.  The Company benefited from the increase in selling prices of $59 million and $15 million of positive foreign exchange translation.  The increase in selling prices occurred within the Polymer Additives, Performance Specialties and Consumer Products segments and was in response to an increase in the cost of raw materials.  These increases in selling price that the Company has sought to apply during the year have not yet offset the full impact of the increases in raw material costs during 2008.

Gross profit for the third quarter was $193 million, a decrease of $9 million compared to the same quarter last year.  Gross profit as a percentage of sales decreased to 21% in the quarter from 22% in the prior year.  The decrease in gross profit was primarily driven by $67 million in higher raw material and energy costs, a $5 million reduction due to divestitures, and $2 million from increased manufacturing costs.  These unfavorable factors were partially offset by $59 million from higher selling prices, $4 million from favorable foreign exchange translation and reductions in distribution costs of $2 million.

Selling, general and administrative expenses (“SG&A”) were $80 million, a $7 million reduction from the same quarter in 2007.  The decrease in SG&A spending reflects the favorable benefit of the Company’s restructuring program, offset by increased pension charges of $3 million related, in part, to pension settlements and curtailments.

Depreciation and amortization expense of $54 million was $5 million lower than the third quarter of 2007, partially due to accelerated depreciation taken in 2007 related to the Company’s closure of certain antioxidant manufacturing facilities in Europe, and in 2008, the upgrade of the Company’s SAP system.

Research and development expense of $12 million was $3 million lower than the third quarter of 2007 as a result of cost reduction initiatives.

Facility closure, severance and related costs during the third quarter of 2008 were immaterial compared with $9 million for the third quarter of 2007, which was primarily the result of the Company’s restructuring program announced in the second quarter of 2007.

The Company incurred antitrust costs of $1 million compared with $2 million for the third quarter of 2007.  Antitrust costs primarily represented legal costs associated with the antitrust investigations and civil lawsuits.

The impairment of long-lived assets was $1 million in the third quarter and $9 million for the same quarter in 2007.  The charges were primarily related to the Company’s Catenoy, France facility in the third quarter of 2008 and the Company’s Ravenna, Italy facility in the third quarter of 2007.

Interest expense of $20 million decreased by $1 million compared with the same period in 2007.  This decrease was primarily due to the early retirement of a portion of the 7% notes due 2009.

Other income, net was $4 million in the third quarter of 2008 compared with expense of $7 million for the same quarter in 2007.  The improvement from 2007 was primarily due to an increase in foreign exchange gains of $5 million, lower minority interest expense of $2 million, an increase in interest income of $2 million, lower accounts receivable securitization costs of $1 million, and other miscellaneous cost decreases of $1 million.

The Company’s income tax expense from continuing operations increased $23 million in the third quarter of 2008 as compared with the same quarter in 2007.  The tax expense in the third quarter was $17 million, compared with a tax benefit of $6 million in the third quarter of 2007.  The increase in tax expense is primarily driven by the mix of earnings amongst domestic versus foreign subsidiaries.  The Company provided a full valuation allowance against the tax benefit associated with the Company’s U.S. net operating loss.

Earnings from discontinued operations of $3 million (net of $2 million of tax) for the third quarter of 2007 reflect the operations of the fluorine and optical monomers businesses that were subsequently sold.

Loss on sale of discontinued operations of $2 million (net of $1 million of tax) for the third quarter of 2007 related to the sale of the EPDM business.

Net earnings for the third quarter of 2008 were $11 million as compared with earnings of $2 million for the third quarter of 2007.

Segment Results

Polymer Additives

Net sales in the Polymer Additives segment of $414 million for the third quarter of 2008 decreased $33 million over the same quarter in 2007.  Operating profit of $14 million increased $7 million compared with $7 million for the third quarter of 2007.

The decrease in net sales reflects a combined $45 million reduction related to the divestiture of the oleochemicals business at the Memphis, TN facility in February 2008 and the organic peroxides product line at the Marshall, TX facility in July 2007.  Reductions in volume, related primarily to the plastic antioxidants product line, had an additional negative impact of $21 million, but this was offset by a $25 million increase due to improvements in price and $8 million of favorable foreign currency translation.

Operating profit for the third quarter of 2008 was favorably impacted by a $25 million increase in selling prices, an $8 million reduction in accelerated depreciation of certain assets, a $2 million benefit from favorable currency translation and product mix improvements of $1 million.  There were cost reductions of $5 million in SG&A, $4 million in distribution, $1 million in manufacturing, and $4 million in other areas.  These increases in operating profit were partially offset by $37 million of energy and raw material cost increases, mainly related to tin, soybean oil and petrochemical by-products, a $3 million reduction due to divestitures and $3 million of additional expense due to closing the Taft, Louisiana facility for four days as a result of hurricanes that hit the Gulf coast in early September.

Performance Specialties

Net sales in the Performance Specialties segment of $271 million increased $34 million over the same quarter in 2007.  Operating profit of $31 million for the third quarter of 2008 increased $3 million compared with $28 million for the third quarter of 2007.

Net sales increased due to higher selling price of $28 million, organic sales volume growth of $3 million and $3 million of favorable foreign currency translation.  Increases in operating profit were due to $28 million in higher selling price, $1 million in organic volume growth and $1 million of favorable foreign currency translation.  These were partially offset by increases in raw material prices of $24 million and a $3 million increase in distribution costs.

Consumer Products

Net sales for the Consumer Product segment decreased $18 million to $121 million in the third quarter compared with the same quarter in 2007.  Operating profit decreased $4 million in the third quarter to $16 million, compared with $20 million in 2007.

The $18 million decrease in net sales was driven by a volume decline of $27 million due to the combination of lower consumer demand towards the end of the U.S. pool season and excess dealer inventory within the European market.  This was partially offset by price increases of $7 million and favorable foreign currency translation of $2 million.  Operating profit decreased by $4 million reflecting the volume and mix impact of $14 million, $2 million of unfavorable raw material costs and $3 million of increased manufacturing costs.  These were partially offset by $7 million of price increases, a $5 million reduction in SG&A, a $2 million reduction in distribution costs and $1 million in other cost reductions.

Crop Protection

Net sales for the Crop Protection segment were $103 million for the third quarter, which represents an increase of $20 million from the third quarter of 2007.  Operating profit increased $7 million to $18 million for the third quarter compared with the same quarter of 2007.

The increase in net sales reflects increases of $26 million due to volume and product mix and $3 million of foreign currency translations, which were offset by $2 million in lower selling prices and $7 million from the divestiture of the Diamond and Terraclor product lines.  Operating profit increased by $7 million primarily due to $11 million in volume increases and product mix and $3 million of favorable manufacturing variances, which were partly offset by $2 million from product divestitures, $2 million in reduced pricing, $2 million in higher raw material, energy and distribution costs, and $1 million due to a higher provision for doubtful accounts.

Other Businesses

Net sales for the Company’s non-core businesses, reported in the Other segment, were $15 million for the third quarter of 2008, representing a decrease of $8 million compared with net sales of $23 million for the third quarter of 2007.  Operating profit was unchanged versus prior year at $1 million.

The decline in net sales was the result of selling down the remaining inventory of the rubber chemicals not divested as part of the Celogen® foaming agent product line in June of 2007, with an impact of $12 million, partially offset by a $3 million increase from volume and mix of the remaining product lines and $1 million from price increases.  Operating income was unchanged for the third quarter with price increases of $1 million and other gross profit improvements of $1 million, offset by a $2 million increase in raw material and energy costs over prior year.

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

Corporate expense was $25 million for the third quarter, which included $10 million of amortization expense related to intangibles, compared with $24 million for the third quarter of 2007, which included $11 million of amortization expense.

Corporate expense for the third quarter included $3 million in increased pension charges related, in part, to pension settlement and curtailments, offset by a $2 million benefit from the recovery of insurance proceeds related to a facility fire in 2004 and the decrease in amortization expense of $1 million.

YEAR-TO-DATE RESULTS

Consolidated net sales of $2,856 million for the nine month period ended September 30, 2008 were consistent with the prior year.  Net sales benefited from $105 million in increased selling prices, $70 million in favorable foreign currency translation, and $20 million as a result of the second quarter 2007 acquisition of Kaufman offset by a $158 million reduction from business divestitures (oleochemicals business, organic peroxides business and the Celogen®, Diamond, and Terraclor product lines) and a $37 million reduction due to lower volume and product mix.

Gross profit decreased by $34 million to $625 million for the nine month period ended September 30, 2008 as compared with the same nine month period in 2007.  Gross profit as a percentage of sales declined to 22% from 23% for the first nine months of 2008 and 2007, respectively.  The decrease in gross profit principally reflects a $141 million impact from increases in raw material and energy costs, $4 million in unfavorable manufacturing variances, $4 million in higher distribution costs and $1 million in lost operating profit from divestitures. These unfavorable costs were partially offset by $105 million in higher selling prices and $11 million from favorable foreign currency translation.

SG&A costs of $253 million for the nine month period ended September 30, 2008 were $39 million lower than in the same period of 2007.  This decrease is primarily due to the impact of the Company’s restructuring program that was announced in June 2007 and other cost reduction initiatives.

Depreciation and amortization expense for the nine month period ended September 30, 2008 of $180 million was $12 million lower than the same period ended September 30, 2007.  This decrease is primarily due to a net reduction in accelerated depreciation of property, plant and equipment of $8 million.  In 2007, this accelerated depreciation was related to the closure of certain antioxidant manufacturing facilities in Europe, and in 2008 it was related to the oleochemicals business which was sold in the first quarter of 2008 and the Company’s SAP upgrade project.

Research and development expense of $40 million for the nine month period ended September 30, 2008 was $6 million lower than the same period ended September 30, 2007 as a result of cost reduction initiatives.

Facility closure, severance and related costs during the nine months ended September 30, 2008 were immaterial compared with $34 million for the same period of 2007, which was primarily the result of the Company’s restructuring programs announced in June 2007.

The Company incurred antitrust costs of $12 million in the nine months ended September 30, 2008 compared with $32 million during the same period of 2007.  Antitrust costs for 2008 were primarily related to settlement offers made to certain rubber chemical claimants and legal costs associated with antitrust investigations and civil lawsuits.  Antitrust costs for the same period in 2007 primarily represented settlement offers made to certain urethane and rubber chemicals claimants, indirect case claimants, securities class action plaintiffs and legal costs associated with the antitrust investigations and civil lawsuits.

Loss on sale of business of $25 million in the nine month period ended September 30, 2008 was primarily related to the sale of the oleochemicals business.  The loss on sale of business of $14 million in 2007 was primarily related to the sale of the Celogen® product line.

The impairment of long-lived assets of $321 million in the nine month period ended September 30, 2008, primarily related to reducing the carrying value of goodwill in the Company’s Consumer Products segment.  The impairment of long-lived assets was $16 million in 2007.  Included in this charge was $9 million related to the Company’s Ravenna, Italy facility, $4 million related to the sale of the Company’s Marshall, Texas facility, and $3 million related to the write-off of construction in progress at certain facilities affected by the restructuring programs announced in the second quarter.

Interest expense of $59 million for the nine month period ended September 30, 2008 reflects an $8 million decrease from the same period in 2007.  The decrease was due to lower average borrowings under the Company’s credit facilities.

Other income, net was $16 million in the nine month period ended September 30, 2008 compared with $11 million of expense in the same period of 2007.  The $27 million increase in income reflects an increase in favorable foreign currency gains of $16 million, lower minority interest expense of $3 million, lower accounts receivable securitization costs of $3 million, an increase in interest income of $2 million and other miscellaneous cost decreases of $3 million.

The Company’s income tax expense from continuing operations increased $38 million in the nine months ended September 30, 2008 as compared with the same period in 2007.  The tax expense in the nine months ended September 30, 2008 was $37 million compared with a tax benefit of $1 million in 2007.  The increase in tax expense is primarily driven by the mix of earnings amongst domestic versus foreign subsidiaries.  The Company provided a full valuation allowance against the tax benefit associated with the Company’s U.S. net operating loss.

Earnings from discontinued operations of $14 million (net of $7 million of tax) for the nine month period ended September 30, 2007 reflect the operations of the EPDM, fluorine and optical monomers businesses that were subsequently sold.

Gain on sale of discontinued operations of $25 million (net of $13 million of tax) for the nine month period ended September 30, 2007 includes $23 million related to the sale of the EPDM business and $2 million related to the final contingent earn-out proceeds related to the sale of the OrganoSilicones business.

The net loss for the nine month period ended September 30, 2008 was $283 million compared with a loss of $3 million during the same period in 2007.

Segment Results

Polymer Additives

Net sales for the Polymer Additives segment decreased by $72 million to $1,294 million for the nine months ended September 30, 2008.  Operating profit of $49 million for the nine months ended September 30, 2008 decreased $15 million compared with $64 million for the nine months ended September 30, 2007.

Decreases in net sales reflect a $99 million reduction resulting from the divestiture of the oleochemicals business and the organic peroxides product line and a decrease in volume of $58 million related primarily to the plastic antioxidants product line.  These reductions were partially offset by a $52 million increase due to improvements in pricing and $33 million of favorable foreign currency translation.

Operating profit was negatively impacted by $83 million of energy and raw material cost increases, $6 million of increased manufacturing costs, $2 million from divestitures and $2 million of other costs increases.  These decreases in operating profit were partially offset by $52 million of increased selling prices, a $14 million reduction in accelerated depreciation of certain assets, $5 million from lower distribution costs, $4 million related to mix of higher margin products and $3 million of favorable currency translation.

Performance Specialties

Net sales in the Performance Specialties segment of $787 million for the nine months ended September 30, 2008 increased by $107 million compared with the same period in 2007.  Operating profit increased $6 million to $88 million compared with $82 million in 2007.

The net sales increase of $107 million was due to $44 million in higher selling prices, $30 million from volume growth, $20 million from the first quarter 2007 acquisition of Kaufman and $13 million from the favorable effect of foreign currency translation.

Operating profit benefited from $44 million in higher selling prices, a $6 million decrease in SG&A costs, $5 million of volume growth, a $4 million increase due to the Kaufman acquisition and $2 million in other cost reductions.  However, these favorable factors were offset by $44 million in rising raw material costs, $9 million in higher distribution costs and $2 million of increased manufacturing costs.

Consumer Products

The Consumer Products segment reported net sales of $422 million for the nine months ended September 30, 2008 compared with $456 million for the same period of 2007.  Reported operating profit of $49 million for the nine months ended September 30, 2008 reflected a decrease of $7 million from the $56 million reported for the same period in 2007.

The net sales decrease of $34 million was driven by a $53 million decrease in sales volume, partially offset by improvements in selling prices of $9 million and a $10 million benefit related to favorable foreign currency translation.  The loss of volume during the nine months ended September 30, 2008 is attributable to lower volume in the distributor, BioGuard and international channels, partially offset by higher sales in the mass market channel.

The reduction in operating income was primarily driven by $26 million in lower volume and $8 million of increased raw materials costs.  These decreases were partly offset by a $9 million increase in selling price, a $6 million reduction in cooperative marketing costs, an additional $5 million reduction in other SG&A costs, a $3 million reduction in distribution costs, $1 million in favorable foreign currency translation and $3 million in other cost decreases.

Crop Protection

Net sales for the Crop Protection segment were $306 million for the nine months ended September 30, 2008, an increase of $45 million from 2007.  Operating profit of $63 million increased by $23 million over the same period in 2007.

The increase in net sales reflects an increase of $41 million from organic sales volume growth primarily due to increased demand for products across Europe and a $14 million benefit from foreign currency translation, partially offset by $3 million in reduced selling prices and $7 million from product divestitures.  The increase in operating profit was primarily driven by $16 million in higher volume and favorable product mix, $4 million in improved manufacturing costs, a $3 million reduction in provision for doubtful accounts related to certain customers in Brazil, $2 million due to favorable foreign currency translation and a net reduction of $1 million from cost savings programs.  This was partly offset by a reduction of $3 million from higher distribution costs.

Other Businesses

Net sales for the Company’s non-core businesses, reported in the Other segment, were $47 million for the nine months ended September 30, 2008 compared with $93 million for the same period in 2007.  Operating profit of these businesses was $2 million for the nine months of 2008 compared with an operating loss of $3 million in the nine months of 2007.

The $46 million decline in net sales was primarily from the sale of the Celogen® foaming agent product line in June of 2007 followed by the inventory sell down of the remaining rubber chemicals with an impact of $52 million, partially offset by a $4 million increase from volume and mix from the remaining product lines and $2 million from price increases.  The operating income increase of $5 million was due to the $4 million increase from volume and mix, a reduction in accelerated asset retirement obligations of $4 million and the $2 million improvement in price, offset by raw material and energy increases of $4 million and other costs of $1 million.

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

Corporate expense was $72 million for the nine month period ended September 30, 2008, which included $32 million of amortization expense related to intangibles, compared with $71 million for the same period of 2007, which included $29 million of amortization expense.

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

On February 29, 2008, the Company acquired the remaining stock of Baxenden Chemicals Limited Plc for approximately $26 million.  Assets acquired included plant, property and equipment of $18 million; accounts receivable of $7 million; intangible assets of $7 million; goodwill of $6 million; inventory of $4 million and other assets of $3 million offset by a pension liability of $7 million; accounts payable of $6 million; deferred taxes of $5 million and accrued expenses of $1 million.

On February 29, 2008, the Company completed the sale of its oleochemicals business and recorded a net loss of $26 million.  The assets sold included inventory of $26 million; accounts receivable of $24 million; goodwill of $12 million; net fixed assets of $7 million; and intangible assets of $1 million.  The oleochemicals business had revenues of approximately $175 million in 2007.  Proceeds from the transaction were used to reduce debt.

On March 12, 2008, the Company purchased the remaining outstanding shares of GLCC Laurel, LLC for a note payable of $11 million.  The note was paid in September 30, 2008.  As GLCC Laurel, LLC was already being consolidated by the Company, the purchase price was allocated to reduce the minority interest liability by $23 million.  The value of the long-lived assets was reduced by $14 million (as the fair value of the assets exceeded the purchase price).  The residual purchase price was allocated to other assets.

Cash Flows from Operations

Net cash provided by operations was $94 million for the nine months ended September 30, 2008 compared with $171 million of net cash provided by operations in the same period of 2007.  Changes in key working capital accounts are summarized below:

Favorable (unfavorable)	Nine months ended	Nine months ended
(In millions)	September 30, 2008	September 30, 2007
Accounts receivable	$(3)	$1
Accounts receivable - securitization	75	24
Inventories	(96)	23
Accounts payable	(17)	(33)

Accounts receivable securitization programs increased by $75 million for the nine months ended September 30, 2008 as compared with an increase of $24 million for the nine months ended September 30, 2007.  Inventory increased $96 million in 2008.  Approximately $50 million of the increase was due to the impact of increases in raw material costs.  Accounts payable decreased by $17 million in 2008 primarily due to timing of vendor payments.

In addition, during the nine months ended September 30, 2008, the Company’s pension and post-retirement healthcare liabilities decreased by $28 million as compared with a decrease of $10 million in 2007.  The decrease in 2008 was primarily due to payments of $25 million partially offset by net periodic benefit cost.

Net cash provided by operations for the nine months ended September 30, 2008 was also affected by various charges and payments against preexisting reserves.  A summary of these items and the net impact on cash flows provided by (used in) operations is as follows:

	Net Change per		2008
	Consolidated Cash	2008	Cash
(In millions)	Flows Statement	Expense	Payments
Antitrust settlement costs	$(15)	$6	$(21)
Facility closure, severance and related costs	(22)	—	(22)
Interest expense	(1)	59	(60)
Environmental liabilities	(6)	5	(11)
Management incentive plans	(1)	6	(7)
Income taxes	9	37	(28)

Net cash provided by operations for the nine months ended September 30, 2008 also reflects the impact of certain non-cash charges, including $180 million of depreciation and amortization expense and $321 million impairment charge.

Cash Flows from Investing and Financing Activities

Net cash used in investing activities was $63 million for the nine months ended September 30, 2008, which included net proceeds from divestments of $68 million offset by $37 million of net cash paid for the Baxenden and GLCC Laurel, LLC acquisitions.  Additionally, capital expenditures for 2008 amounted to $94 million as compared with $73 million for the nine months ended 2007.  Expenditures were primarily related to domestic and foreign facilities and environmental and other compliance requirements.

Net cash used in financing activities was $5 million for the nine months ended September 30, 2008, which included net proceeds from borrowings of $71 million, payments on borrowings of $31 million, dividend payments of $36 million and proceeds from exercise of stock options of $1 million.

On October 31, 2008, the Company announced that is would suspend the payment of dividends to conserve cash and expand liquidity in a period of economic uncertainty.

Other Sources and Uses of Cash

The Company expects to finance its operations and capital spending requirements for 2008 with cash flows provided by operations, proceeds from sales of businesses, available cash and cash equivalents, additional sales of accounts receivable under its securitization programs, borrowings under its revolving credit facility and other sources.  As of September 30, 2008, the Company had undrawn availability under its senior credit agreement of approximately $580 million.

The Company has an accounts receivable securitization program to sell up to $275 million of domestic receivables to agent banks.  Accounts receivable sold under this program were $136 million and $167 million as of September 30, 2008 and 2007, respectively.  In addition, the Company’s European subsidiaries have a separate program to sell up to approximately $254 million of their eligible accounts receivable to an agent bank.  International accounts receivable sold under this program were $177 million and $136 million as of September 30, 2008 and 2007, respectively.

Included in cash and cash equivalents in the Company’s consolidated balance sheets at both September 30, 2008 and December 31, 2007, are $1 million and $2 million, respectively, of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.  There are no additional legal restrictions on these cash balances.

Contractual Obligations

At September 30, 2008, borrowings under the Credit Facility were $70 million.

During the nine months ended September 30, 2008, the Company made aggregate contributions of $33 million to its domestic and international pension and postretirement benefit plans.  The Company’s funding assumptions for its domestic pension plans assume no significant change with regard to demographics, legislation, plan provisions, or actuarial assumptions or methods to determine the estimated funding requirements.

In light of current equity market conditions, it is anticipated that the equity assets of the Company’s qualified domestic and international pension plans will have declined in value during 2008.  This will likely result in an increase in the net periodic cost of these plans in 2009 and increase the Company’s contributions to the plans in future years.  The conditions in the financial markets may also result in changes in the discount rate and expected rate of return used in the actuarial computations related to the plans.

The Company has net liabilities related to unrecognized tax benefits of $52 million at September 30, 2008 and $66 million at December 31, 2007.  The change primarily relates to the settlement of foreign tax audits.  At September 30, 2008, the Company anticipates that these liabilities may decrease by approximately $15 million within the next 12 months.

The $370 million 7% Notes due 2009 (“2009 Notes”), which mature in July 2009, have been classified under short-term borrowings as of September 30, 2008.  The Company intends to refinance its 2009 Notes with the issuance of new long-term financing or proceeds from the sale of assets.  Should financial market conditions preclude a long-term refinancing prior to the maturity, the Company will refinance the notes from other sources of liquidity including utilizing its existing $750 million senior credit agreement that is not due until July 2010.  The Company would then refinance the debt with long-term debt when market conditions permit.  The Company expects to have sufficient availability under the senior credit agreement in the period ending July 2009 to permit the redemption of the full amount of the 2009 Notes.

To expand its other sources of liquidity, the Company has reduced its planned capital expenditures, is targeting to reduce inventories and has suspended the payment of its dividend.  As part of its review of strategic alternatives, the Company continues to actively evaluate strategic options, including (among other options) select business divestitures, value creating acquisitions, joint ventures and changes in the Company’s capital structure, with an emphasis on a potential divestiture of a business.  Were a divestiture to occur, the proceeds will be used to redeem the 2009 Notes in whole or in part.

Bank Covenants and Guarantee

The Company and the Domestic Subsidiary Guarantors were required to provide a security interest in the stock of their first tier subsidiaries and other equity interests (limited to 66% of the voting stock of first-tier foreign subsidiaries) pursuant to a covenant in the Company’s senior credit agreement.  Additionally, under the terms of the indentures for the 7% Notes due 2009, 6.875% Notes due 2016 and the 6.875% Debentures due 2026 (the “Notes”), the Company would be required to secure the notes on an equal and ratable basis with other certain indebtedness if secured debt thresholds are exceeded.  The Company amended and restated its Pledge Agreement on July 31, 2007 so that the senior credit agreement would only be secured up to the lowest debt threshold amount specified under the Notes.

On November 5, 2008, Standard and Poor’s Ratings Service lowered its corporate credit and senior unsecured debt ratings on Chemtura to BB- from BB.  Their ratings outlook is negative.  As a result of the reduction in the rating, under the terms of its senior credit facility, the spread over LIBOR for advances under the facility increases from 1.25% to 1.60%.

The Company’s various debt agreements contain covenants that limit the Company’s ability to enter into certain transactions, such as incurring additional indebtedness, increasing the Company’s dividends, and entering into acquisitions, dispositions and joint ventures.  When giving notice of borrowings under the senior credit agreement, the Company is required to make certain customary representations, to the lenders, including that no material adverse change (as defined in the agreements) in the business has occurred since December 31, 2004.  The Company is required to report compliance with certain financial covenants to its lenders under the senior credit agreement on a quarterly basis including two financial maintenance covenants.

•                  The Company is required to maintain a leverage ratio (adjusted total debt (“Total Debt”) to adjusted earnings before interest, taxes, depreciation and amortization (“Bank EBITDA”) where Total Debt must not exceed three times Bank EBITDA (with adjustments to both debt and earnings being made in accordance with the terms of the credit facility agreement).  As of September 30, 2008 Total Debt was 2.7 times Bank EBITDA.

•                  An interest coverage ratio (Bank EBITDA to interest expense as defined in the credit facility agreement) where Bank EBITDA must be at least 4.5 times interest expense.  As of September 30, 2008 Bank EBITDA was 5.4 times interest expense.

The Company was in compliance with the covenants under its various debt agreements at September 30, 2008 and expects to be in compliance over the next twelve months and future periods.

The Company has standby letters of credit and guarantees with various financial institutions.  At September 30, 2008, the Company had $96 million of outstanding letters of credit and guarantees primarily related to liabilities for environmental remediation, insurance obligations and European value added tax obligations.  The Company also had $16 million of third party guarantees at September 30, 2008 for which it has reserved for $2 million at September 30, 2008, which represents the probability weighted fair value of these guarantees.

As liquidity permits, the Company may from time to time seek to retire its outstanding public debt through open market purchases, privately negotiated transactions or otherwise.  Whether the Company makes any such repurchases, and the terms of any such repurchases, will depend on prevailing market conditions, the Company’s liquidity position, contractual restrictions and other factors.

CRITICAL ACCOUNTING ESTIMATES

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes.  The Company’s estimates are based on historical experience and currently available information.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies footnote in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 describe the critical accounting estimates and accounting policies used in preparation of the consolidated financial statements.  Actual results in these areas could differ from management’s estimates.  There have been no significant changes in the Company’s critical accounting estimates during the first nine months of 2008, with the exception of the carrying value of goodwill.

Carrying Value of Goodwill

The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units in accordance with Statement No. 142, “Goodwill and Other Intangible Assets” as of July 31, or sooner, if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value.

During the quarter ended June 30, 2008, the Company updated its long-term financial projections for each of its businesses.  The projections for the Consumer Products segment indicated an inability to sustain the level of goodwill associated with that segment.  An estimated goodwill impairment charge of $320 million was recorded in this reporting unit in the second quarter of 2008.  The Company finalized its review of the estimated charge in the third quarter of 2008 and no change to the estimated charge was required.

The Company’s cash flow projections, used to estimate the fair value of its reporting units, are based on subjective estimates.  Although the Company believes that its projections reflect its best estimates of the future performance of its reporting units, changes in estimated revenues or operating margins could have an impact on the estimated fair values.  Any increases in estimated reporting unit cash flows would have had no impact on the carrying value of that reporting unit.  However, a decrease in future estimated reporting unit cash flows could require the Company to determine whether recognition of a goodwill impairment charge was required.  Based on the estimated fair values used to test goodwill for impairment in accordance with FASB Statement No. 142, the Company concluded that no impairment existed in any of its reporting units at July 31, 2008.

As the third quarter of 2008 progressed, significant weakness developed in global financial markets, resulting in decreases in the valuation of public companies and restricted availability of capital.  Further, it appears that the global economy may be entering into a recession. During this period, the Company’s stock price has fallen to a value that is at a significant discount to the per share value of the Company’s book value.  These events were of sufficient magnitude for the Company to conclude that it was appropriate to perform a goodwill impairment review as of September 30, 2008.

With the speed of events, there is not yet a body of forecast information to assess the likely intensity or duration of the recession or quantify the likely impact on the markets it supplies.  Additionally, the financial crisis has been accompanied by reductions in spot commodity prices that may result in a reversal of the raw material inflation the Company has experienced during the last year.  The Company has therefore used its own current estimates of the effects of the macroeconomic changes on the markets its serves to develop an updated view of its projections.  Those updated projections have been used to compute updated estimated fair values of its reporting units.  Based on these estimated fair values used to test goodwill for impairment in accordance with FASB Statement No. 142, the Company concluded that no impairment existed in any of its reporting units at September 30, 2008.

In reviewing the goodwill impairment test as of September 30, 2008, the Company concluded:

•                  If the operating margin used in estimating the fair value of the Polymer Additives reporting unit were assumed to be 50 basis points lower in all forecast periods, the carrying value of the reporting unit would exceed the estimated fair value by approximately $40 million.

•                  If the operating margin used in estimating the fair value of the Consumer Products reporting unit were assumed to be 50 basis points lower in all forecast periods, the carrying value of the reporting unit would exceed the estimated fair value by approximately $125 million.

As these scenarios evidence, the Polymer Additives and Consumer Products reporting units are particularly sensitive to any further revisions in its future projections.  If either of these events occurred, the Company would then determine whether recognition of a goodwill impairment charge would be required.

The Company continually monitors and evaluates business and competitive conditions that affect its operations and reflects the impact of these factors in its financial projections. The Company also monitors its stock price over time as an indicator of changes in the fair value of its business.  If permanent or sustained changes in business, competitive conditions or stock price occur, they can lead to revised projections that could potentially give rise to impairment charges.

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

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”), which will require companies to treat noncontrolling interests (commonly referred to as minority interest) as a separate component of shareholders’ equity and not as a liability.  The provisions of FAS 160 are effective as of the beginning of the Company’s 2009 fiscal year.  The Company is assessing the impact of adopting FAS 160 on its consolidated financial position and results of operations.

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

•                  The ability to successfully complete the turnaround of our Polymer Additives segment;

•                  The ability to obtain growth from demand for petroleum additive, lubricant and agricultural product applications;

•                  The ability to sustain profitability in our Crop Protection business due to new generic competition.  Additionally, the Crop Protection business is dependent on disease and pest conditions, as well as local, regional, regulatory and economic conditions;

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

•                  The ability to maintain effective collective bargaining agreements with union employees;

•                  The outcome of our review of strategic alternatives including our ability to sell a business or assets as part of a portfolio re-alignment;

•                  The ability to reduce our indebtedness levels;

•                  The ability to reduce inventories in the fourth quarter of 2008 and in 2009;

•                  The ability to refinance our debt obligations as they near maturity;

•                  The ability to recover our deferred tax assets;

•                  The ability to successfully complete the Company’s new SAP platform initiative;

•                  The ability to support the goodwill related to our business segments if they sustain a decline in demand or percentage margins;

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

The fair market value of long-term debt is subject to interest rate risk.  The Company’s long-term debt amounted to $1.1 billion at September 30, 2008.  The fair market value of such debt as of September 30, 2008 was $1.0 billion, which has been determined primarily based on quoted market prices.

The Company uses price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases.  These contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based.  The differential paid or received as natural gas prices change is recognized as an adjustment to cost of goods sold.  The fair value of the contracts at September 30, 2008, resulted in an immaterial pre-tax loss, which was recorded as a component of accumulated other comprehensive income.  Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes.  A hypothetical ten percent increase in the cost of natural gas at September 30, 2008 would result in an increase in the fair market value of the outstanding derivatives of $1 million to an unrealized gain of $1 million; conversely, a hypothetical ten percent decrease in the cost of natural gas would result in a decrease in the fair market value of the outstanding derivatives of $1 million to an unrealized loss of $1 million.

In the fourth quarter of 2007, the Company ceased the purchase of additional price swap contracts as cash flow hedges of forecasted natural gas purchases and established fixed price contracts with physical delivery with its natural gas vendor.  The existing price swap contracts mature through 2009.

There have been no other significant changes in market risk since December 31, 2007.

ITEM 4.  Controls and Procedures

(a)  Disclosure Controls and Procedures

As of September 30, 2008, the Company’s management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective as a result of an unremediated material weakness associated with not providing adequate oversight to ensure a timely and effective review of its income tax accounts.

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

Other than described below, there were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2008 or subsequent to the date the Company completed its evaluation, that have materially affected or reasonably likely to materially affect,  the Company’s internal control over financial reporting.

Management is in the process of implementing certain additional controls intended to remediate the aforementioned material weakness.  Beginning with the nine months ended September 30, 2008, the Company has assigned additional resources to its tax department and implemented additional procedures that include strengthened review procedures over the tax accounts.

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings

ENVIRONMENTAL MATTERS

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts.  For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operation and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes that such costs are estimable.  The total amount accrued for such environmental liabilities at September 30, 2008 and December 31, 2007, was $112 million and $118 million, respectively.  At September 30, 2008 and December 31, 2007, environmental liabilities of $24 million and $27 million, respectively, have been included in accrued expenses and $88 million and $91 million, respectively, have been included in other liabilities on the consolidated balance sheets.  The Company estimates the environmental liability could range up to $148 million at September 30, 2008.  The Company’s reserves include estimates for determinable clean-up costs. During the nine months ended September 30, 2008, the Company recorded a pre-tax charge of $5 million, to increase its environmental liabilities and made payments of $11 million for clean-up costs, which reduced its environmental liabilities.  At certain sites, the Company has contractual agreements with certain other parties to share remediation costs.  The Company has a receivable of $12 million at September 30, 2008 to reflect probable recoveries.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed the Company’s present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations and cash flows. It is reasonably possible that the Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

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

Conyers — Clean Air Act Investigation — The U.S. EPA is investigating alleged violations of law by the Company arising out of the Clean Air Act and other environmental statutes and is seeking a penalty and other relief in excess of one hundred thousand dollars. The Company intends to assert all meritorious legal defenses and will continue to assess relevant facts and attempt to negotiate an acceptable settlement with the EPA. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s financial condition.

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

LEGAL PROCEEDINGS

Tricor — This case involves two related properties in Bakersfield, California; the Oildale Refinery (“the Refinery”) and the Mt. Poso Tank Farm (“Mt. Poso”). The Refinery and Mt. Poso were previously owned and operated by a division of Witco Corp., a predecessor of the Company. In 1997, the Refinery and portions of Mt. Poso were sold to Golden Bear Acquisition Corp. Under the terms of sale, Witco retained certain environmental obligations with respect to the Refinery and Mt. Poso. Golden Bear operated the refinery for several years before filing bankruptcy in 2001. Tricor Refining LLC (“Tricor”) purchased the Refinery and related assets out of bankruptcy. In 2004, Tricor commenced an action against the Company alleging that the Company failed to comply with its environmental obligations.

In July 2007, the Court entered an order finding liability against Chemtura. A  phase of the trial, which will determine the damages to which Tricor may be entitled, is scheduled to take place in November 2008. The Company will continue to defend this case vigorously. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s financial condition.

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

At the time of the fire, the Company maintained, and continues to maintain, property and general liability insurance.  The Company believes that its general liability policies will adequately cover any third party claims and legal and processing fees in excess of the amounts that were recorded through September 30, 2008.

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

Each quarter the Company evaluates and reviews pending claims and litigation to determine appropriate reserve amounts.  As of September 30, 2008 and December 31, 2007, the Company’s accruals for probable loss in the aforementioned legal proceeding cases were immaterial.  In addition, the related receivable to reflect probable insurance recoveries is also immaterial.

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

ANTITRUST INVESTIGATIONS AND RELATED MATTERS

Rubber Chemicals

On May 27, 2004, the Company pled guilty to a one-count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period from July 1995 to December 2001. The U.S. federal court imposed a fine of $50 million, payable in nine annual installments, without interest, beginning in 2004. In light of the Company’s cooperation with the U.S. Department of Justice (the “DOJ”), the court did not impose any period of corporate probation.  On May 28, 2004, the Company pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Canadian federal court imposed a sentence requiring the Company to pay a fine of CDN $9 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid (in U.S. dollars) $2 million in 2005, $7 million in 2006, $12 million in 2007 and $16 million in 2008.  Remaining cash payments for the US and Canadian fines are expected to be approximately $19 million in 2009.  At September 30, 2008, a reserve of $18 million related to these settlements has been included in accrued expenses on the Company’s consolidated balance sheet.  At December 31, 2007, reserves of $17 million and $17 million were included in accrued expenses and other liabilities, respectively.

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

Civil Lawsuits

The actions described below under “U.S. Civil Antitrust Actions” are in various procedural stages of litigation.  Although the actions described below have not had a material adverse impact on the Company, we cannot predict the outcome of any of those actions. The Company will seek cost-effective resolutions of the various pending and threatened legal proceedings against the Company; however, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company has established reserves for all direct and indirect purchaser claims as of September 30, 2008.

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

Federal Lawsuits.  The Company and certain of its subsidiaries continues to be a defendant in two lawsuits pending in the federal courts.  One of these suits is a Massachusetts indirect purchaser claim premised upon violations of state law.  The suit was originally filed in Massachusetts state court in May 2005 as an indirect purchaser action, and was subsequently removed to the United States District Court, District of Massachusetts.  The complaint initially related to purchases of any product containing rubber and urethane products, defined to include EPDM, nitrile rubber and urethanes, but is now limited to urethanes only.  On September 12, 2008, the Company received final court approval of a settlement agreement covering this action.  The other suit, described separately below under the sub-heading “Bandag” was originally filed as a direct purchaser suit on June 29, 2006 in the United States District Court, Middle District of Tennessee and was subsequently transferred to the United States District Court, Northern District of California. In both of these actions, and in all actions pending in state courts (further described below), the plaintiffs seek, among other things, treble damages, costs (including attorneys’ fees) and injunctive relief preventing further violations or the improper conduct alleged in the complaint.  Neither of these federal suits is expected to have a material adverse effect on the Company.

Bandag.  This suit was originally brought by Bridgestone Americas Holding, Inc, Bridgestone Firestone North American Tire, LLC, and Pirelli Tire, LLC (all of whom have since settled) along with the remaining plaintiff, Bandag Incorporated (n/k/a/ Bridgestone Bandag, LLC), with respect to purchases of rubber chemicals from the Company, Uniroyal and several of the world-wide leading suppliers of rubber chemicals.  This suit alleges that the Company and Uniroyal, along with other rubber chemical manufacturers conspired to fix the prices of the rubber chemicals, and to divide the rubber chemicals markets in violation of Section 1 of the Sherman Act.  Bandag Incorporated, a designer and manufacturer of tire re-treading, directly purchased from the Company and from the other defendants to this suit, and in doing so, claims to have paid artificially inflated prices for rubber chemicals. Bandag has requested treble damages, costs (including attorneys’ fees) and such other relief as the court may deem appropriate.  The Company has agreed to utilize a litigated and binding arbitration to try the claims at issue in this action.

State Lawsuits. The Company, individually or together with Uniroyal, also continues to be a defendant in certain indirect purchaser antitrust class action lawsuits filed in state courts involving the sale of urethanes and urethane chemicals.  The complaints in these actions principally allege that the defendants conspired to fix, raise, maintain or stabilize prices for urethanes and urethane chemicals, sold in the United States in violation of certain antitrust statutes and consumer protection and unfair or deceptive practices laws of the relevant jurisdictions and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities.  There are currently 16 state complaints pending.  On September 12, 2008, the Company received final court approval of a settlement agreement covering 4 of these actions.  In addition, the Company has reached a settlement agreement covering the remaining 12 complaints, all of which are pending in a coordinated proceeding in the Superior Court of the State of California for the County of San Francisco.  None of these state lawsuits individually or in the aggregate are expected to have a material adverse effect on the Company.

Australian Civil Antitrust Matters

On September 27, 2007, the Company was sued in the Federal Court of Australia for alleged price fixing violations with respect to the sale of rubber chemicals in Australia.  The Company has not yet responded to the complaint, nor at this early stage, assessed its merits.  On October 10, 2008, the Federal Court of Australia rendered a decision in which the applicant’s Statement of Claim was struck.  The applicant was given until November 21, 2008 to file a further Statement of Claim.  The Company does not expect this matter will be material.

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

Reserves

At September 30, 2008 and December 31, 2007, the Company had a remaining reserve of $29 million and $43 million, respectively, included in accrued expenses on its consolidated balance sheets relating to the remaining U.S. direct and indirect purchaser lawsuits, the federal securities class action lawsuit described under “Federal Securities Class Action” and the shareholder derivative lawsuit described under “Shareholder Derivative Lawsuit.”  These reserves cover all direct and indirect purchaser antitrust claims.  The Company periodically reviews its accruals as additional information becomes available, and may adjust its accruals based on actual settlement offers and other later occurring events.  The Company is unable to estimate the reasonably possible loss, if any, in excess of the accrual as none of these claims have been reduced to judgment.

The reserve activity for antitrust related litigation is summarized as follows:

	Governmental			Civil Cases
(In millions)	U.S. DOJ Fines	Canada Federal Fines	Total U.S and Canada Fines	U.S. Civil and Securities Matters
Balance January 1, 2007	$37	$6	$43	$102
Antitrust costs, excluding legal fees	—	—	—	24
Payments	(10)	(2)	(12)	(83)
Accretion - Interest	2	—	2	—
Foreign currency translation	—	1	1	—
Balance December 31, 2007	29	5	34	43
Antitrust costs, excluding legal fees	—	—	—	6
Payments	(14)	(2)	(16)	(20)
Balance September 30, 2008	$15	$3	$18	$29

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

ITEM 1A.  Risk Factors

The Company’s risk factors have been described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  There have been no significant changes in the Company’s risk factors during the nine months ended September 30, 2008.

ITEM 6.     Exhibits

          The following documents are filed as part of this report:

Number	Description
10.85	Amended and Restated Receivables Purchase Agreement dated as of September 28, 2006

10.86	Amendment Number 1 to Receivables Purchase Agreement (dated as of May 31, 2007)

10.87	Letter Agreement Regarding Receivables Purchase Agreement (dated as of May 31, 2007)

10.88	Amendment Number 2 to Amended and Restated Receivables Purchase Agreement (dated as of June 28, 2007)

10.89	First Amendment Dated as of May 31, 2007 to Fourth Amended and Restated Receivables Sale Agreement Dated as of September 28, 2006

10.90	Amendment No. 2 to Fourth Amended and Restated Receivables Sale Agreement (dated as of June 28, 2007)

10.91	Third Amendment Dated as of August 31, 2007 to Fourth Amended and Restated Receivables Sale Agreement Dated as of September 28, 2006

31.1	Certification of Periodic Report by Chemtura Corporation’s Chief Executive Officer (Section 302) (filed herewith).

31.2	Certification of Periodic Report by Chemtura Corporation’s Chief Financial Officer (Section 302) (filed herewith).

32.1	Certification of Periodic Report by Chemtura Corporation’s Chief Executive Officer (Section 906) (filed herewith).

32.2	Certification of Periodic Report by Chemtura Corporation’s Chief Financial Officer (Section 906) (filed herewith).

CHEMTURA CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMTURA CORPORATION
(Registrant)

Date: November 7, 2008	/s/ Kevin V. Mahoney
Name: Kevin V. Mahoney
Title: Senior Vice President and Corporate Controller

Date: November 7, 2008	/s/ Lynn A. Schefsky
Name: Lynn A. Schefsky
Title: Senior Vice President, General Counsel and Secretary