Form 10-K
period 2008-12-31
Chemtura CORP
filed 2009-03-02
CIK 1091862

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated file” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check off):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed as of June 30, 2008 was $1,422,761,984.

The number of voting shares of Common Stock of the registrant outstanding as of January 26, 2009 was 242,650,502.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Stockholders on May 13, 2009               Part III

PART I.

ITEM 1.  BUSINESS

Overview

Chemtura Corporation, together with its consolidated subsidiaries, is among the largest publicly-traded specialty chemical companies in the United States and is dedicated to delivering innovative, market-focused specialty chemical solutions and consumer products.  Chemtura Corporation is headquartered in Middlebury, Connecticut and operates in a wide variety of end-use markets, including automotive, transportation, construction, packaging, agriculture, lubricants, plastics for durable and non-durable goods, electronics, and home pool and spa chemicals.

When we use the terms the “Corporation,” “Company,” “Chemtura,” “Registrant,” “we,” “us” and “our,” unless otherwise indicated or the context otherwise requires, we are referring to Chemtura Corporation and its consolidated subsidiaries.

Certain disclosures included in this Annual Report on Form 10-K constitute forward-looking statements that are subject to risk and uncertainty.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements.”

(a) General Development of Business

Chemtura is the successor to Crompton & Knowles Corporation, which was incorporated in Massachusetts in 1900 and engaged in the manufacture and sale of specialty chemicals beginning in 1954.  We expanded our specialty chemical business through acquisitions in the United States and Europe, including the 1996 acquisition of Uniroyal Chemical Company, Inc. (“Uniroyal”), the 1999 merger with Witco Corporation (“Witco”) and the 2005 merger with Great Lakes Chemical Corporation (“Great Lakes”).

Today, we are a global diversified producer of specialty chemicals and polymer products and are a leading U.S. supplier of home pool and spa chemicals.  Most of our chemical products are sold to industrial manufacturing customers for use as additives, ingredients, or intermediates that add value to their end products.  Our pool and spa chemicals are sold through local dealers, large retailers and mass merchants.  We are a market leader in many of our key product lines.  We have approximately 3,400 United States and foreign granted patents and pending patent applications and have approximately 4,900 United States and foreign registered and pending trademarks in more than 100 countries. Of our $3.5 billion net sales in 2008, approximately 48% were to customers in the United States and Canada, 32% to Europe and Africa, 15% to Asia/Pacific, and 5% to Latin America.

Liquidity, Capital Resources and Financial Position

Chemtura relies on the following sources of liquidity to continue to operate as a going concern: (i) cash and cash equivalents on hand; (ii) cash generated from operations; (iii) sales of accounts receivables under our accounts receivables facilities; (iv) borrowings under the our senior credit facility (“Credit Facility”) revolver; (v) net proceeds from asset sales; and (vi) access to the capital markets.  Our principal uses of cash are to provide for working capital to fund our operations and to service our debt obligations.  The changes in financial markets in the late summer and fall of 2008 limited the ability of companies such as Chemtura to access the capital markets.  The deepening recession in the fourth quarter of 2008 has had a significant impact on our operations, resulting in a sharp decline in financial performance.  As a result, our liquidity became progressively more constrained in the fourth quarter of 2008.  We have incurred losses from continuing operations of $973 million, $45 million and $273 million for the years ended 2008, 2007 and 2006, respectively.

Our $370 million 7% Notes are due and payable on July 15, 2009 (“2009 Notes”).  In light of the recent changes in the financial markets, we decided in October 2008 to initiate the sale of certain business assets in order to generate the funds to meet the pending maturity.  These asset sale initiatives were aided by our prior exploration of our strategic alternatives that had included the investigation of value enhancing transactions, including the sale of one or more of our businesses.  Unless we can complete a planned asset sale or a debt refinancing transaction with net after-tax proceeds sufficient to meet the redemption of these notes, we will default on our obligation to redeem these notes upon maturity.  Any such default would also cause a default under certain of our other debt obligations due to cross default provisions in those agreements.  The asset sale process is progressing with certain buyers now working to complete their due diligence.  Upon completion of due diligence, it is expected that buyers will submit final offers and we will be able to determine if a transaction can be completed and if so, what the net proceeds may be.  However, until a definitive agreement has been negotiated, executed, and the sale has been closed, there can be no assurances that we will complete an asset sale(s) or have the funds to redeem our 2009 Notes upon maturity.  Further, any such asset sale and the use of resulting net proceeds, requires the consent of the lenders under the Credit Facility and the purchasers under our new U.S. accounts receivable facility.

In the fourth quarter of 2008, we undertook a sequence of actions to reduce costs as well as conserve cash.  We continue to implement cost reduction and cash generation actions.  These actions include staff reductions, temporary plant closures with the furlough of employees, suspension of our dividend, reductions in capital spending, sales of surplus assets and working capital reductions.

Due to the sharp decline in customer demand in November and December 2008, and the resulting decline in sales, our financial performance deteriorated sharply in the fourth quarter of 2008 resulting in our inability to be in compliance with the two financial maintenance covenants under the Credit Facility as of December 31, 2008.  On December 30, 2008, we obtained a 90-day waiver of compliance with these covenants from the lenders under the Credit Facility.  This waiver expires on March 30, 2009.  In the current economic environment, it is not probable that our financial performance in 2009 will be sufficient to enable us to be in compliance with these covenants as of March 31, 2009 and for the balance of 2009.  We will therefore require a further amendment and waiver from the lenders under our Credit Facility prior to the expiration of the current waiver period in order to avoid a default under the Credit Facility.  While an asset sale may generate sufficient proceeds to meet the maturity of the 2009 Notes in July of 2009, these proceeds may not be sufficient to reduce our indebtedness to a level where it can be in compliance with these covenants in light of our trailing twelve month financial performance at that time.  It is therefore probable that an amendment of the financial maintenance covenants under the Credit Facility will be required at the time the lenders consider consenting to the asset sale.  There can be no assurances that the lenders will grant such further waivers or amendments on commercially reasonable terms, if at all.  A default under the Credit Facility would also result in a default under the terms of our new U.S. accounts receivable facility, the 2009 Notes, the 6.875% Notes due 2016 (“2016 Notes”) and the 6.875% Debentures due 2026 (“2026 Debentures”).

In light of the non-compliance with the financial maintenance covenants as of December 31, 2008 under our Credit Facility, for which we received a 90-day waiver, and given that it is unlikely that we will be in compliance with these covenants after the expiration of the 90-day waiver period and for the balance of 2009, borrowings under the Credit Facility and other debt obligations that contain cross default provisions have been recorded as current.  Therefore, during the fourth quarter of 2008, we classified our obligations under the Credit Facility, the 2016 Notes and the 2026 Debentures, totaling $804 million, as current liabilities.  Accordingly, at December 31, 2008, the Company had a working capital deficiency of $558 million.

Our liquidity has been constrained by changes in our financing agreements in light of the changes in our financial performance.  The availability under our Credit Facility has historically been constrained by the requirements of our two financial maintenance covenants.  Under the terms of the amendment and waiver agreement with the lenders, fixed limits were defined as to the amount we can have outstanding under the Credit Facility revolver.  Those limits were set at $180 million for the period ended December 31, 2008, $195 million for the period ended January 31, 2009 and then $190 million for the period ended March 30, 2009.

Our liquidity has been further constrained by changes in the availability under our accounts receivable facilities.  The eligibility criteria and reserve requirements under our prior U.S. accounts receivable facility, which was replaced on January 23, 2009, tightened in the fourth quarter of 2008 following a credit rating downgrade, significantly reducing the value of accounts receivable that could be sold under the facility compared to September 30, 2008.  The availability and access to our European accounts receivable facility was restricted in late December in light of our financial performance.  As a result, we are currently unable to sell additional receivables under this existing program.  The new three-year U.S. accounts receivable facility entered into by our special-purpose subsidiary on January 23, 2009 has restored much of the liquidity that we had pursuant to the prior U.S. accounts receivable facility before the 2008 fourth quarter events.  We are currently in discussions to revise certain terms of our European accounts receivable facility.  The anticipated revisions include among other matters, significantly reducing the value of accounts receivable that can be sold under the facility from approximately $244 million (€175 million) to approximately $98 million (€70 million) and changes to the subsidiaries eligible to sell accounts receivable under the facility.  These revisions are subject to final approval and documentation.

We will likely continue to incur operating losses in the first quarter of 2009 and our liquidity remains constrained such that it may not be sufficient to meet our cash operating needs in this period of economic uncertainty. If we require liquidity in excess of what is available under our Credit Facility and accounts receivable facilities, there is no assurance that we can obtain additional liquidity on commercially reasonable terms, if at all. If we are unable to obtain or sustain the liquidity required to operate our business, or redeem or refinance our 2009 Notes upon maturity, we may need to seek to modify the terms of our debts through court reorganization proceedings to allow us, among other things, to reorganize our capital structure.

The factors noted above raise substantial doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Acquisitions and Divestitures

On March 12, 2008, Chemtura purchased the remaining interest in GLCC Laurel, LLC for a note payable of $11 million.  The note was paid in September 2008.  As GLCC Laurel, LLC was already consolidated by us, the purchase price was allocated to reduce the minority interest liability by $23 million.  The value of the long-lived assets was reduced by $14 million since the fair value of the assets exceeded the purchase price.  The residual purchase price was allocated to other assets.

On February 29, 2008, Chemtura acquired the remaining stock of Baxenden Chemicals Limited Plc for approximately $26 million.  The purchase price was allocated to goodwill of $9 million; intangible assets of $7 million; property, plant and equipment of $5 million; and other net assets of $5 million.

On February 29, 2008, Chemtura completed the sale of the oleochemicals business and recorded a net loss of $26 million.  The assets sold included inventory of $26 million; accounts receivable of $23 million; goodwill of $13 million; property, plant and equipment of $7 million; and intangible assets of $1 million.  The oleochemicals business had revenues of approximately $160 million in 2007.  Proceeds from the transaction were used to reduce debt.

On January 31, 2008, Chemtura completed the sale of the fluorine chemical business located at our El Dorado, Arkansas facility for an immaterial net loss.  The assets sold consisted of patents and intangible assets of $12 million; inventory of $8 million; property, plant and equipment of $8 million; and other current liabilities of $1 million.  The fluorine chemical business had revenues of approximately $49 million in 2007.  The fluorine chemical business is reported as a discontinued operation in the accompanying consolidated financial statements.

(b) Financial Information About Industry Segments

Information as to the sales, operating profit, depreciation and amortization, assets, capital expenditures and earnings on investments carried on the equity method attributable to each of our business segments during each of our last three fiscal years is set forth in Note 21- Business Segments in the Notes to Consolidated Financial Statements.

Our businesses are grouped into five reporting segments: Polymer Additives (antioxidants, brominated performance products, flame retardants, fumigants, polymer additives and inhibitors, PVC additives and surfactants), Performance Specialties (petroleum additives and urethanes), Consumer Products, Crop Protection, and Other (principally industrial water additives and rubber chemicals).  Details on the various types of products and services provided by each segment are summarized in the Narrative Description of Business section below.

(c) Narrative Description of Business

Products and Services

We manufacture and market a wide variety of polymer and specialty chemical products.  The majority of our products are sold to industrial customers for use as additives, ingredients or intermediates that impart particular characteristics to the customers’ end products.  Our consumer products are sold through local dealers, large retailers and mass merchants.  We have approximately 3,400 United States and foreign granted patents and pending patent applications and have approximately 4,900 United States and foreign registered and pending trademarks in more than 100 countries.  The end-use markets we serve include agriculture, automotive, construction, electronics, general industrial, packaging, industrial lubricants, pool and spa chemical and transportation.

The principal products and services offered are described below.

Polymer Additives

We are a global leader in manufacturing and selling an extensive line of additives to a broad range of industries including plastics, agricultural, fine chemical, oilfield, building and construction, electronics, and automotive industries.  Polymer additives are chemical additives designed to improve the performance of polymers in their end-use applications.  Segment products include antioxidants, brominated performance products, flame retardants, fumigants, polymerization additives and intermediates, PVC additives and surfactants.  The products are sold across the entire value chain ranging from direct sales to monomer producers, polymer manufacturers, compounders and fabricators, fine chemical manufacturers and oilfield service companies to industry distributors.

The Polymer Additives segment had net sales of $1.6 billion for 2008, $1.8 billion for 2007 and $1.7 billion for 2006.  This segment represents 45%, 48% and 50% of Chemtura’s total net sales in 2008, 2007, and 2006, respectively.  The major product offerings of this segment are described below.

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

Brominated Performance Products

We are backwardly integrated to a primary source of bromine and have a well developed business in supplying other types of brominated performance products to a variety of industries including agricultural, fine chemicals, pharmaceutical, electronics and oil well drilling.  Bromine is also a key raw material for certain of our flame retardant products.  On December 18, 2006, we entered into several long-term supply and purchase agreements with TETRA Technologies, Inc., primarily to sell bromine to TETRA on an exclusive basis over a 23 year period and to purchase sodium chloride over a period of 20 years.

Flame Retardants

Our flame retardant business holds a leading global position with a comprehensive offering of bromine, phosphorus and antimony-based flame retardants.  With increasing regulatory and fire safety performance demands, the use of these products continues to grow in electrical components, construction materials, automotive and furniture/furnishing applications.

Fumigants

Part of our expertise in bromine-based material is the production and distribution of methyl bromide, a fumigant used to improve crop yields and protect grain in storage from pest infestation.  Such materials are regularly used to treat food processing plants, breweries, warehouses and grain elevators, as well as rail cars, truck trailers and intermodal containers.  While the use of methyl bromide has been restricted by regulations, it continues to play an important role in protecting the food chain.  Where safe and effective alternatives are not available, our products continue to be employed at cargo ports where agricultural commodities need to be treated quickly and comprehensively to prevent transmission of infestation across international borders and as a pre-plant treatment to control weeds, diseases, insects and nematodes in high value food crops leading to increased yields and higher fresh produce quality.

Polymerization Additives & Initiators

Catalysts and inhibitors are chemicals used to initiate and terminate the polymerization reactions that transform monomers into polymers.  Polymer modifiers are materials incorporated into resins to improve tensile strength and impact resistance or to modulate density and impart elasticity.

PVC Additives

Our polyvinyl chloride additives consist primarily of heat stabilizers that are essential to the processing of heat sensitive resins.  Without the inclusion of such specialty additives, scorching of the resin during fabrication could result, compromising the functionality and appearance of the finished product.  High-value end-use applications with such demanding aesthetic standards include vinyl exterior siding, synthetic flooring and window profiles.  Other large volume construction-related uses include plumbing and drainage pipe, electrical conduit and wire and cable coatings.  As the trend to reduce the use of traditional heavy metal stabilizers (lead and cadmium) continues, Chemtura is well positioned with a family of commercially proven, greener organic based heat stabilizers.

Surfactants

Surfactants help to homogenize multi-component resin systems and to facilitate lubricity in the processing and fabrication of such resins.  On February 29, 2008, we completed the sale of our oleochemicals business, which was the largest portion of our surfactants product offering.  The oleochemicals business had revenues of approximately $160 million in 2007.

Performance Specialties

Performance Specialties are engineered chemical solutions.  Performance Specialties include petroleum additives that provide detergency, friction modification and corrosion protection in motor oils, greases, refrigeration and turbine lubricants; castable urethane prepolymers engineered to provide superior abrasion resistance and durability in many industrial and recreational applications; and polyurethane dispersions and urethane prepolymers used in various types of coatings such as clear floor finishes, high-gloss paints and textiles treatments.  These products are sold directly to manufacturers and through distribution channels.

On February 29, 2008, Chemtura completed the acquisition of the remaining shares of Baxenden Chemicals Ltd (“Baxenden”).  Baxenden complements the Company’s existing Witcobond dispersions and Fomrez polyester polyols segment offering related products in key customer areas.  The acquisition allows us access to wider markets in the urethanes segment and strengthens our position in Europe.

On January 31, 2007, Chemtura completed the acquisition of the stock of Kaufman, which complements our existing Performance Specialties segment by offering related products in key customer areas, providing the opportunity to strengthen alliances with major suppliers, and offering potential distribution synergies.

The Performance Specialties reporting segment had net sales of $999 million for 2008, $911 million for 2007 and $670 million for 2006 that represent 28%, 24%, and 19% of Chemtura’s total net sales, respectively.  This segment is composed of petroleum additives and urethanes product lines.

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

We provide a variety of other highly specialized, high value products.  Foremost, our high-viscosity polyalphaolefins, marketed as Synton®, and our broad portfolio of esters marketed as Hatcol®, are used in the production of synthetic lubricants for automotive, refrigeration, aviation, and industrial applications.  We are also the world’s leader in high performing calcium sulfonate specialty greases and phosphate ester based fluids and additives for power generation fluids and anti-wear.

We are also a specialty supplier of high performance finished lubricants serving the aviation and industrial market segments.  Our product line has extensive original equipment manufacturer approvals and is marketed under our Anderol® and Royco® brands, as well as for private label customers.

Urethanes

We are a leading supplier of high-performance castable urethane polymers with more than 200 variations in our product offering.  Our urethanes offer high abrasion resistance and durability in industrial and performance-specific applications.  These characteristics allow us to market our urethanes to niche manufacturers where such qualities are imperative, including for industrial and printing rolls, mining machinery and equipment, mechanical goods, solid industrial tires and wheels, and sporting and recreational goods, including golf ball covers and skate wheels.

Adiprene®/Vibrathane® urethane prepolymers are sold by our direct sales force and through distribution partners in the United States, Canada, Australia, Europe, Latin America and the Far East.  Customers are serviced worldwide by a dedicated technical staff whose support is a critical component of the product offering.  We believe the relatively low capital requirements of this business provide us with the ability to operate very cost effectively. Our development capabilities allow us to differentiate ourselves in these markets by tailoring our products to the specialized needs of each customer application which sets us apart from our competitors.

Our urethane chemicals business provides key products to global polyurethane processors. The urethane chemicals business is comprised of two product lines: Fomrez® saturated polyester polyols and Witcobond® polyurethane dispersions.  These products are complementary to equivalent ranges in our Baxenden Chemicals business which became 100% owned by Chemtura on February 29, 2008.  Fomrez polyester polyols are employed in industrial applications such as flexible foam for seating.  Our Witcobond polyurethane dispersions are sold to a larger and more diverse customer base primarily for coating applications such as flooring, fiberglass siding, and textiles.  The major markets served by our urethane chemicals business are automotive, construction, leather/textile finishing, and furniture.  In addition to Polyurethane dispersions and polyester resins, Baxenden Chemicals Limited is engaged in the manufacture and marketing of isocyanate derivatives and specialty polymer systems used in a wide range of coating, adhesive, sealant and elastomer applications.  Baxenden is focused on specialty polymer and resin chemistry and novel curing mechanisms for such polymers.

Consumer Products

Consumer Products are performance chemicals that are sold to consumers for in-home and outdoor use.  Consumer Products include recreational water purification products sold under a variety of branded labels through local dealers and large retailers to assist consumers in the maintenance of their pools and spas and branded cleaners and degreasers sold primarily through mass merchants to consumers for home cleaning.

Our pool and spa product line produces and distributes sanitizers, algicides, biocides, oxidizers, pH balancers, mineral balancers and other specialty chemicals and accessories.  Our primary channels of distribution are pool and spa dealers and mass-market retailers throughout North America, Europe, Australia and South Africa.  We hold a leading position in the North American pool and spa chemical business and we plan to strengthen our position by expanding our dealer channels and our presence with leading mass market retailers.  Brands include BioGuard®, Aquachem®, Pooltime®, Omni®, Bayrol®, Poolbrite®, Miami®, and Crystal®.

The Consumer Products business also operates in the specialty and multi-purpose cleaners business with The Works® brand of non-abrasive bathroom cleaners, glass and surface cleaners, toilet bowl cleaners, drain openers and rust and calcium removers, as well as the Greased Lightning® family of multipurpose cleaners.  Our primary channels of distribution are to major national retailers in the do-it-yourself, hardware, mass market, club, and discount sectors.

The Consumer Products segment had net sales of $516 million for 2008, $567 million for 2007 and $566 million for 2006.  This segment represents 15%, 15% and 16% of Chemtura’s total net sales in 2008, 2007 and 2006, respectively.

Crop Protection

Our Crop Protection business focuses on specific target markets in six major product lines: seed treatments, fungicides, miticides, insecticides, growth regulants and herbicides.  We have primarily developed our products for use on high-value target markets such as tree and vine fruits, ornamentals and nuts and secondarily for commodity row crops such as soybeans, oilseed rape and corn.  Our dedicated sales force works with growers and distributors to promote the use of our products throughout a crop’s growth cycle and to address selective regional, climate, and growth opportunities.  We expand our presence in worldwide targeted markets by developing or acquiring crop protection products and obtaining registrations for new uses and geographies where demand for our products and services has potential for growth. We develop and sell our own products and we also sell and register products manufactured by others on a license and/or resale basis.

Our seed treatments are used to coat seeds in order to protect the seed during germination and initial growth phases. Seed treatment is an environmentally attractive form of crop protection involving localized use of agricultural chemicals at much lower use rates than other agrichemical treatments.  We anticipate growth in seed treatment resulting from the expanded use of higher value genetically modified seed.  On March 24, 2006, Chemtura acquired the Trace Chemicals business from Bayer CropScience LP.  Trace Chemicals is a leader in farmer-applied seed treatments in markets serving the United States.  The acquisition serves to enhance our offerings in this fast growing crop market.

The Crop Protection business works closely with our customers, distributors, research stations and individual growers as part of an on-the-ground coordinated effort. We develop products in response to ongoing customer demands, drawing upon existing technologies and tailoring them to match immediate needs. For example, a grower’s crops may require varying levels of treatment depending on weather conditions and the degree of infestation. Our research and technology is therefore geared towards responding to threats to crops around the world as they emerge under a variety of conditions.

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

The Crop Protection business sells its products in North America through a distribution network consisting of more than 100 distributor outlets that sell directly to end use customers. Internationally the Crop Protection business’s direct sales force services over 1,400 distributors, dealers, cooperatives, seed companies and large growers.

The Crop Protection reporting segment had net sales of $394 million for 2008, $352 million for 2007 and $311 million for 2006, which represents 11%, 9% and 9% of Chemtura’s total net sales in 2008, 2007 and 2006, respectively.

Other

The Other segment consists of our non-core businesses.  In 2008, this category included industrial water additives and rubber chemicals.  The rubber chemicals business sold the Celogen® foaming agents product line in the second quarter of 2007, and its antioxidants, secondary accelerators, bonding agents, waxes, and certain antiozonants were realigned under our Polymer Additives segment.  Rubber chemicals represented in this segment in 2008 were 6PPD antiozonants and their derivatives and primary accelerators, but these products have since been discontinued and will no longer be produced in 2009.

Industrial Water Additives are used in the desalination processes and include antiscalents, corrosion inhibitors, dispersants, antifoams and superior bromine-based non-oxidizing and oxidizing microbiological control products.  The industrial water additives business was divested in the second quarter of 2006.  However, Chemtura continues to manufacture and sell these products to the purchaser of this business under supply agreements.

Rubber Chemicals are antiozonants that protect rubber compounds from cracking and deteriorating from exposure to ozone as well as providing resistance to oxygen and heat.  The primary accelerators are used to accelerate the rubber curing during fabrication.

The Other reporting segment had net sales of $57 million in 2008, $111 million in 2007 and $199 million in 2006, which represents 2%, 3% and 6% of Chemtura’s total net sales in 2008, 2007 and 2006, respectively.

Sources of Raw Materials

Hydrocarbon-based and inorganic chemicals constitute the majority of the raw materials required to manufacture our products.  These materials are generally available from a number of sources, some of which are foreign.  We use significant amounts of ethylene, propylene and benzene primary derivatives.  In addition, chlorine, caustic, other petrochemicals, tin and soybean oil represent the key materials used in our chemical manufacturing processes.  Large increases in the cost of such key raw materials, as well as natural gas, which powers some key production facilities, could adversely affect our operating margins if we are not able to pass the higher costs on to our customers through higher selling prices.  While temporary shortages of raw materials we use may occur occasionally, key raw materials are generally available.  However, their continuing availability and price are subject to domestic and world market and political conditions and regulations.  Major requirements for key raw materials are purchased typically pursuant to multi-year contracts.

Seasonal Business

With the exception of the Crop Protection business and the pool and spa product line in our Consumer Products segment, no material portion of any segment of our business is significantly seasonal.  Our Crop Protection business is seasonal in nature and corresponds to agricultural cycles.  Similarly, in the Consumer Products business, approximately 80% of total revenue comes from sales of our pool chemicals business serving the North American and European recreational water market.  These markets generally record higher sales in the second and third quarters of each year.

Customers

No one customer’s business accounts for more than ten percent of our consolidated net sales.

Employees

We had approximately 4,700 full time employees within our wholly-owned operations at December 31, 2008.

Competitive Conditions

The breadth of our product offering provides multiple channels for growth and lessens our dependence on any one market. We sell our products in more than 100 countries and this worldwide presence reduces our exposure to any one country’s or region’s economy.

We have a broad customer base and believe that our products, many of which we customize for the specific needs of our customers, allow us to enhance customer loyalty and attract customers that value product innovation and reliable supply.

Product performance, quality, price, and technical and customer service are all important factors in competing in substantially all of our businesses.

We face significant competition in many of the markets in which we operate due to the trends toward global expansion and consolidation by competitors.  Some of our existing competitors are larger than we are and may have more resources and better access to capital markets for continued expansion or new product development than we do.  Some of our competitors also have a greater product range, are more vertically integrated or have better distribution capability than we do for specific products or geographical areas.

Research and Development

Our research and development expenditures totaled $51 million in 2008, $62 million in 2007 and $61 million in 2006.  Research and development works with each business within Chemtura to help bring safe and effective new products to market in a timely manner while also maintaining existing product registrations required by regulatory agencies around the world.

Intellectual Property and Licenses

We have approximately 3,400 United States and foreign granted patents and pending patent applications and have approximately 4,900 United States and foreign registered and pending trademarks.  Patents, trade names, trademarks, know-how, trade secrets, formulae, and manufacturing techniques assist in maintaining the competitive position of certain of our products.  Patents, formulae, and know-how are of particular importance in the manufacture of a number of specialty chemicals manufactured and sold by us.  We are licensed to use certain patents and technologies owned by other companies, including some foreign companies, to manufacture products complementary to our own products, for which we pay royalties in amounts not considered material to our consolidated financial results.  Products to which we have such rights include certain crop protection chemicals.

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

Environmental Health and Safety Regulation - We believe that our business, operations and facilities have been and are being operated in substantial compliance, in all material respects, with applicable environmental, health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations.  The ongoing operations of chemical manufacturing plants, however, entail risks in these areas and there can be no assurance that material costs or liabilities will not be incurred.  In addition, future developments of environmental, health and safety laws and regulations and related enforcement policies, could bring into question the handling, manufacture, use, emission or disposal of substances or pollutants at facilities we own, use or control.  These developments could involve potential significant expenditures in our manufacture, use or disposal of certain products or wastes.  To meet changing permitting and regulatory standards, we may be required to make significant site or operational modifications, potentially involving substantial expenditures and reduction or suspension of certain operations.  We incurred $20 million of costs for capital projects and $72 million for operating and maintenance costs related to environmental health and safety programs at our facilities during 2008.In 2009, we expect to incur approximately $18 million of costs for capital projects and $78 million for operating and maintenance costs related to environmental health and safety programs at our facilities.  During 2008, we paid $15 million to remediate previously utilized waste disposal sites and current and past facilities.  We expect to spend approximately $14 million during 2009 to remediate such waste disposal sites and current and former facilities.

Pesticide Regulation - Our Crop Protection business is subject to regulation under various federal, state, and foreign laws and regulations relating to the manufacture, sale and use of pesticide products.

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

The European Union Commission has established procedures whereby all existing crop protection active ingredient chemicals commercially available in the EU are to be reviewed.  The regulation 91/414 came into force in 1993 and the process was updated in 2007 and 2008. The original list of existing chemicals was prioritized and divided into 4 parts.  Chemtura had four chemicals on the first list, three of which were successfully supported through the review, which results in inclusion onto Annex I of 91/414, while the fourth was withdrawn by us for commercial reasons.  The remainder of our products will be reviewed in future years with the overall process expected to be completed by the end of 2010. The process may lead to full registration in member states of the EU or may lead to some restrictions or cancellation of registrations if it is determined that a product poses an unacceptable risk.

Chemical Regulation: REACH - In December 2006, the European Union signed the Registration, Evaluation and Authorization of Chemicals (“REACH”) legislation.  This legislation requires chemical manufacturers and importers in the European Union (“EU”) to demonstrate the safety of the chemical substances contained in products.  The effective date of the legislation was June 1, 2007 and it required all covered substances to be pre-registered by November 30, 2008.  Since December 1, 2008, no product containing covered substances can be manufactured in or imported into the EU unless the substances therein have been pre-registered.  The full registration of REACH will be phased in over the next ten years.  The registration deadlines are as follows: 2010 for chemical substances manufactured or imported in excess of 1,000 metric tons per year and for substances deemed to be particularly harmful to humans or the environment, 2013 for substances manufactured or imported in the EU between 100 and 1,000 metric tons per year and 2018 for substances manufactured or imported in the EU in quantities greater than 1 metric ton per year  The registration process will require expenditures and resource commitments to compile and file comprehensive chemical dossiers on the use and attributes of each chemical substance and to perform chemical safety assessments.  In addition, each registration phase carries with it a registration fee, which ranges from €31,500 (approximately $44,000) per substance for high-risk, high tonnage band substances to €1,600 (approximately $2,000) for substances registered in the lowest tonnage band.  We pre-registered approximately 1,200 substances and submitted 2,200 pre-registration dossiers covering multiple affiliated legal entities.  REACH costs in 2008 were less than $1 million.  We anticipate REACH-related costs of approximately $7 million in 2009, $16 million in 2010 (including the first wave of Registration fees) and $3 million in 2011.  The implementation of the REACH registration process may affect our ability to manufacture and sell certain products in the future.

(d) Geographic Information

The information with respect to sales and property, plant and equipment attributable to each of our major geographic areas served for each of our last three fiscal years is set forth in the Note 21 - Business Segments in the Notes to Consolidated Financial Statements.

We consider the risks relating to operations of our foreign subsidiaries comparable to those of other U.S. companies which operate subsidiaries in developed countries.  These risks include risks of political change, change in tax regulations, change in business climate, economic changes and foreign currency volatility.

(e) Available Information

Our internet website address is www.chemtura.com.  We make available free of charge on or through our internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

ITEM 1A.  RISK FACTORS

The factors described below represent the principal risks that could materially and adversely affect our financial condition, results of operations and cash flows.  Except as otherwise indicated, these factors may or may not occur and we cannot predict the likelihood of any such factor occurring.  Other risk factors may exist that we do not consider significant based on information that is currently available.  In addition, new risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our financial performance.

Our failure to comply with the financial covenants contained in our senior credit agreement could have a material adverse impact on our business as a whole.

Due to the sharp decline in customer demand in November and December 2008, and the resulting decline in sales, our financial performance deteriorated sharply in the fourth quarter of 2008 resulting in our inability to be in compliance with the two financial maintenance covenants under the Credit Facility as of December 31, 2008.  On December 30, 2008, we obtained a 90-day waiver of compliance with these covenants from the lenders under the Credit Facility.  This waiver expires on March 30, 2009.  In the current economic environment, it is unlikely that our financial performance in 2009 will be sufficient to enable us to be in compliance with these covenants as of March 31, 2009 and for the balance of 2009.  We will therefore require a further amendment and waiver from the lenders under our Credit Facility prior to the expiration of the current waiver period in order to avoid a default under the Credit Facility.  While a sale of business assets may generate sufficient proceeds to meet the maturity of the 2009 Notes in July of 2009, the proceeds may not be sufficient to reduce our indebtedness to a level where it can be in compliance with these covenants in light of our trailing twelve month financial performance at that time.  It is therefore probable that an amendment of the financial maintenance covenants under the Credit Facility will be required at the time the lenders consider consenting to the asset sale.  There can be no assurances that the lenders will grant such further waivers or amendments on commercially reasonable terms, if at all.

Certain of our debt financing arrangements contain cross-acceleration and cross default provisions.  Accordingly, certain defaults under one debt agreement could result in certain other outstanding debt becoming immediately due and payable.  In addition, a material adverse change in our business or financial condition could result in an early termination of our Credit Facility and our new U.S. accounts receivable facility.

An inability to sell business assets to meet the maturity of our 2009 notes could materially and adversely affect our financial condition.

Our $370 million 2009 Notes are due and payable on July 15, 2009.  In light of the recent changes in the financial markets, we decided in October 2008 to initiate the sale of certain business assets in order to generate the funds to meet the pending maturity.  Unless we can complete a planned asset sale or a debt refinancing transaction with net after-tax proceeds sufficient to meet the redemption of these notes, we will default on our obligation to redeem these notes upon maturity.  Any such default would cause a default under certain of our other debt obligations due to cross default provisions in those agreements.  The asset sale process is progressing with certain buyers currently working to complete their due diligence.  Upon completion of due diligence, it is expected that buyers will submit final offers and we will be able to determine if a transaction can be completed and if so, what the net proceeds may be.  However, until a definitive agreement has been negotiated, executed, and the sale has closed, there can be no assurances that we will complete an asset sale(s) or have the funds to redeem our 2009 Notes upon maturity.  Further, any such asset sale and the use of resulting net proceeds, requires the consent of the lenders under the Credit Facility and the purchasers under our new U.S. accounts receivable facility.  Even if we are successful in selling an asset, there is no assurance that the proceeds will be sufficient to meet our liquidity needs and we may need to seek to modify the terms of our debts through court reorganization proceedings to allow us, among other things, to reorganize our capital structure.

Our ability to fund operations is limited by the liquidity under our financing agreements.

Our ability to fund our working capital needs and capital expenditures is limited by the net cash provided by operations, cash on hand and the liquidity available under the credit lines granted by our lenders.  Under the terms of the amendment and waiver agreement dated December 30, 2008 with the lenders under our Credit Facility, the amount we can borrow under the Credit Facility revolver was limited to $180 million for the period ending December 31, 2008, $195 million for the period ending January 31, 2009 and then $190 million for the period ending March 30, 2009.

Further, the availability under our accounts receivable facilities is limited by the level of accounts receivable we create, the eligibility requirements and reserves specified by the purchasers under these facilities, and other terms of these agreements.  Any protracted decline in net cash provided by operations, changes in these credit facilities or changes in the credit our suppliers provide to us, could rapidly exhaust our liquidity.  There is no assurance additional credit facilities can be obtained to provide additional liquidity.

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

The effects of the deepening recession that we started to experience in November 2008 demonstrated the sensitivity of some of our product lines to changes in general economic conditions.  The impacts of the “credit crisis” in 2008 have shown how changes in the financial markets can restrict our access to capital.

Significant competition may force us to reduce prices, which may adversely impact our results of operations.

We face significant competition in many of the markets in which we operate due to the trend toward global expansion and consolidation by competitors.  Some of our existing competitors are larger than we are and may have more resources and better access to capital markets to facilitate continued expansion or new product development.  Some of our competitors also have greater product range or better distribution capability than we do for specific products or geographic regions.  Price competition also exists in some of the markets in which we participate where customers are sensitive to changes in price.  Additionally, other factors such as industry overcapacity and lower cost structures have the effect of putting downward pressure on prices.  We expect that we will continue to face new competitive challenges as well as additional risks inherent in international operations in developing regions.  We also expect to face increased competition from the further use and introduction of generic and alternative products by our competitors.  This increased competition could cause us to reduce our prices and take other steps to compete effectively, which could negatively affect our results of operations and cash flows.  In addition, even if we were to raise prices, the reactions of our competitors and customers to such price increases could cause us to reevaluate and possibly reverse such price increases or risk a loss in sales volumes.

The cyclicality of the chemicals industry may cause significant fluctuations in our operating results and cash flows.

Our historical operating results reflect the cyclical and volatile nature of the supply and demand balance of the chemicals industry.  The chemicals industry has experienced alternating periods of inadequate capacity and tight supply, allowing prices and profit margins to increase, followed by periods when substantial capacity is added, resulting in oversupply, over-capacity and corresponding declining utilization rates, causing declining prices and profit margins.  The cyclicality of the markets in which we operate may result in volatile operating results and cash flow over our business cycle.  Future growth in product demand may not be sufficient to utilize current or future capacity.  Excess industry capacity may continue to depress our volumes and margins on some products.  Due to excess industry capacity, rising energy costs and rising raw materials costs, operating results may be volatile.

Any disruption in the availability or price of the raw materials or energy utilized for our products may have a material adverse effect on our operating results.

We purchase large amounts of raw materials and energy for our businesses.  The costs of these materials and energy, in the aggregate, represent a substantial portion of our operating expenses.  The prices and availability of the raw materials we use vary with market conditions and may be highly volatile.  Over the past few years, and particularly in 2008, we have experienced significant cost increases in purchases of petrochemicals, tin, soybean oil, other raw materials and our primary energy source, natural gas.  While we have and will continue to attempt to match raw material or energy price increases with corresponding product price increases, we may not be able to immediately raise product prices, if at all.  Ultimately, our ability to pass on increases in the cost of raw materials or energy to customers is greatly dependent upon market conditions and raising prices charged to our customers could result in a loss of sales volume.  There have been in the past, and will likely be in the future, periods of time during which we are unable to pass raw material and energy price increases on to our customers, in whole or in part.  Reactions by our customers and competitors to our price increases could cause us to reevaluate and possibly reverse such price increases, which may increase our operating expenses and negatively affect our operating results.

The results of our Crop Protection business are dependent on weather, disease, and pest conditions and can be affected by local and regional economic circumstances.  The results of our Consumer Products business are also dependent on weather conditions.  Adverse weather or economic conditions could materially affect our results of operations.

Sales volumes for our Crop Protection business, as with all agricultural products, are subject to the sector’s dependency on weather, disease, and pest infestation conditions.  Adverse weather conditions in a particular region could materially adversely affect our Crop Protection business.  Demand for crop protection products is also influenced by the agricultural policies of governments and regulatory authorities particularly in developing countries in regions where we do business, such as in Asia and Latin America.  Changes in governmental policies or product registration requirements could have an adverse impact on our ability to market and sell our products.  Also, Crop Protection products typically are sold pursuant to contracts with extended payment terms in Latin America and Europe.  Customary extended payment periods, which are tied to particular crop growing cycles, make our Crop Protection business susceptible to losses from receivables during economic downturns and may adversely affect our operating results and our cash flows.

Our pool and spa products in the Consumer Products business are primarily used in swimming pools and hot tubs.  Demand for these products is influenced by a variety of factors including seasonal weather patterns.  An adverse change in weather patterns during pool season could adversely affect the demand for and profitability of our pool and spa products.  We saw this occur in the United States at the start of the 2008 pool season when weather was unseasonably cold and wet.

Current and future litigation, governmental investigations and administrative claims, including antitrust-related governmental investigations and lawsuits, could harm our financial condition, results of operations and cash flows.

We are currently involved in a number of governmental investigations and administrative claims, including antitrust-related governmental investigations and civil lawsuits.  Further, we have incurred and could incur additional expenses in the future in connection with antitrust-related matters, including expenses related to our cooperation with governmental authorities and defense related civil lawsuits.

We are also involved in several significant lawsuits and claims relating to environmental matters.  In addition, we are routinely subject to other civil claims, litigation and arbitration, and regulatory investigations arising in the ordinary course of our present businesses, as well as with respect to our divested businesses.  Some of these claims and lawsuits relate to product liability claims, including claims related to current products and asbestos related claims concerning the premises and historic products of our corporate affiliates and predecessors.  We also could become subject to additional claims in the future.  An adverse outcome of one or more of these claims could have a material adverse effect on our business, results of operations or cash flows.

Environmental, health and safety regulation matters could have a substantial negative impact on our results of operations and cash flows.

We are subject to extensive federal, state, local and foreign environmental, safety and health laws and regulations concerning, among other things, emissions in the air, discharges to land and water, and the generation, handling, treatment and disposal of hazardous waste and other materials.  Our operations entail the risk of violations of those laws and sanctions for violations such as clean-up costs, costs of waste disposal, and payments for property damage and personal injury.  Although it is our policy to comply with such laws and regulations, it is possible that we have not been or may not be at all times in compliance with all of these requirements.

In addition, these requirements, and enforcement of these requirements, may become more stringent in the future.  The ultimate cost of compliance with any such requirements could be material.  Non-compliance could subject us to material liabilities such as government fines or orders, third-party lawsuits, remediations, and settlements or the suspension of non-compliant operations.  We may also be required to make significant site or operational modifications at substantial cost.  Future regulatory or other developments could also restrict or eliminate the use of or require us to make modifications to our products, packaging, manufacturing processes and technology, which could have a significant adverse impact on our cash flow and results of operations.

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

We are dependent, in large part, on the economies of the countries in which we manufacture and market our products.  Of our 2008 net sales, 48% were to customers in the U.S. and Canada, 32% to Europe and Africa, 15% to Asia/Pacific and 5% to Latin America.  Our net property, plant and equipment at December 31, 2008 was located 67% in the U.S. and Canada, 29% in Europe and Africa, 3% in Asia/Pacific and 1% in Latin America.  The economies of countries in these areas are in different stages of socioeconomic development.  Consequently, we are exposed to risks from changes in foreign currency exchange rates, interest rates, inflation, governmental spending, social instability and other political, economic or social developments that may materially affect, positively or negatively, our results of operations or cash flows.  We may also face difficulties managing and administering an internationally dispersed business.  In particular, the management of our personnel across several countries can present logistical and managerial challenges.  Additionally, international operations present challenges related to operating under different business cultures and languages.  We may have to comply with unexpected changes in foreign laws and regulatory requirements which could negatively impact our operations and ability to manage our global financial resources.  Export controls or other regulatory restrictions could prevent us from shipping our products into and from some markets.  We may not be able to adequately protect our trademarks and other intellectual property overseas due to uncertainty of laws and enforcement in a number of countries relating to the protection of intellectual property rights.  Changes in tax regulation and international tax treaties could significantly reduce the financial performance of our foreign operations or the magnitude of their contributions to our overall financial performance.

The inability to register our products in member states of the European Union under the REACH legislation may lead to some restrictions or cancellations of registrations, which could impact our ability to manufacture and sell certain products.

In December 2006, the European Union signed the Registration, Evaluation and Authorization of Chemicals (“REACH”) legislation.  This legislation requires chemical manufacturers and importers in the European Union (“EU”) to demonstrate the safety of the chemical substances contained in products.  The effective date of the legislation was June 1, 2007 and it required all covered substances to be pre-registered by November 30, 2008.  Since December 1, 2008, no product containing covered substances can be manufactured in or imported into the EU unless the substances therein have been pre-registered.  The full registration of REACH will be phased in over the next ten years.  The registration deadlines are as follows: 2010 for chemical substances manufactured or imported in excess of 1,000 metric tons per year and for substances deemed to be particularly harmful to humans or the environment, 2013 for substances manufactured or imported in the EU between 100 and 1,000 metric tons per year and 2018 for substances manufactured or imported in the EU in quantities greater than 1 metric ton per year.  The registration process will require expenditures and resource commitments to compile and file comprehensive chemical dossiers on the use and attributes of each chemical substance and to perform chemical safety assessments.  In addition, each registration phase carries with it a registration fee, which ranges from €31,500 (approximately $44,000) per substance for high-risk, high tonnage band substances to €1,600 (approximately $2,000) for substances registered in the lowest tonnage band.  We pre-registered approximately 1,200 substances and submitted 2,200 pre-registration dossiers covering multiple affiliated legal entities.  REACH costs in 2008 were less than $1 million.  We anticipate REACH-related costs of approximately $7 million in 2009, $16 million in 2010 (including the first wave of Registration fees) and $3 million in 2011.  The implementation of REACH registration processes may affect our ability to manufacture and sell certain products in the future.

Our results of operations are subject to exchange rate and other currency risks.  A significant movement in exchange rates could adversely impact our results of operations.

Significant portions of our businesses are conducted in currencies other than the U.S. dollar.  This means that foreign currency exchange rates affect our operating results.  The following table shows the impact of foreign currency exchange rates on our pre-tax loss from continuing operations and net sales for 2008, 2007 and 2006:

	Year Ended December 31
(In millions)	2008	2007	2006
Pre-tax loss from continuing operations	$(1,000)	$(41)	$(147)
Impact of favorable (unfavorable) foreign currency translation on pre-tax earnings (loss) from continuing operations	$7	$(6)	$(3)
Net sales	$3,546	$3,747	$3,458
Impact of favorable foreign currency translation on net sales	$52	$61	$6

Effects of exchange rate fluctuations upon our future operating results cannot be predicted because of the number of currencies involved, the variability of currency exposures, and the potential volatility of currency exchange rates.  We will face risks arising from the imposition of exchange controls and currency devaluations.  Restrictions with our debt agreements and constraints on our liquidity may restrict our ability to hedge foreign exchange exposures.  Exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or businesses located in or conducted within a country imposing controls.  Currency devaluations result in diminished value of funds denominated in the currency of the country instituting the devaluation.  Actions of this nature could adversely affect our earnings or cash flow.

We have unfunded and underfunded pension plans and post-retirement health care plans, which, if changes to the funded status occur, could adversely impact our results of operations or cash flows.

We have unfunded obligations under our domestic tax-qualified defined benefit pension plans totaling approximately $196 million on a projected benefit obligation basis as of December 31, 2008.  The value of our plan investments declined in 2008 as equity markets declined.  Further declines in the value of the plan investments or unfavorable changes in laws or regulations that govern pension plan funding could materially change the timing and amount of required pension funding.  We also sponsor foreign and non-qualified pension plans under which there are substantial unfunded liabilities totaling approximately $180 million on a projected benefit obligation basis as of December 31, 2008.  In addition, we sponsor post-retirement health care plans under which there are substantial unfunded liabilities totaling approximately $155 million on a projected benefit obligation basis as of December 31, 2008.  Mandatory funding contributions with respect to our tax-qualified pension plans and potential unfunded benefit liability claims could have a material adverse effect on our financial condition, results of operations or cash flow.

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

We have approximately 3,400 United States and foreign granted patents and pending patent applications and have approximately 4,900 United States and foreign registered and pending trademarks.  Patents, trademarks, trade secrets in the nature of know-how, formulations, and manufacturing techniques assist us in maintaining the competitive position of certain of our products.  Our intellectual property is of particular importance to a number of specialty chemicals we manufacture and sell.  We are licensed to use certain patents and technology owned by other companies, including some foreign companies, to manufacture products complementary to our own products, for which we pay royalties in amounts not considered material, in the aggregate, to our consolidated results.  Our trademarks or the patents we own or license may be challenged, and due to such challenges we could lose our exclusive rights to our proprietary technologies, which would adversely affect our competitive position and our results of operations.

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

Convergence of our information systems could have an adverse affect on our internal controls over financial reporting or our results of operations.

We are consolidating our multiple ERP systems on a single instance of SAP 6.0 in order to standardize our business process and data, together with creating efficiencies in processing information.  The transition from these systems or the inability to transition to one standard system could adversely affect our business and operations and the timeliness with which we report our internal and external operating results.

Any discord with our venture partners could potentially adversely affect the business and operations of the ventures and, in turn, adversely affect our business and operations.

A portion of our operations is conducted through certain ventures. We share control of these ventures with third parties and in the event that our venture partners do not observe their venture obligations, it is possible that the affected venture would not be able to operate in accordance with its business plans or that we would have to increase our level of commitment to the venture to give effect to those plans.  By making these arrangements with third parties, we run the risk of encountering differences of opinion or having difficulty in reaching consensus with respect to certain business issues.

If we do not meet the New York Stock Exchange continued listing requirements, our common stock may be delisted.

We were notified by the New York Stock Exchange (“NYSE”) on February 17, 2009 that we were no longer in compliance with the NYSE’s share price listing standard.  Under the NYSE listed company manual, we have until August 17, 2009 to regain compliance with the minimum share price rule that requires, among other things, that the share price and average closing price of our common stock be above $1.00 over 30 consecutive trading days as of that date.  During that time, our common stock continues to be listed on the NYSE and trades as usual.  We are in compliance with all other NYSE listing rules and have actively been taking steps to maintain our listing.  Despite our efforts, there can be no assurance that we will be in compliance with the NYSE continued listing requirements at or prior to August 17, 2009, or that we will not subsequently fail to satisfy the continued listing requirements.  If at the end of any cure period, we are not in compliance with the NYSE’s continued listing requirements, our common stock may be subject to delisting. A delisting could: (i) reduce the liquidity and market price of our common stock; (ii) negatively impact our ability to raise equity financing; (iii) prevent us from accessing the public capital markets; and (iv) materially adversely impact our results of operations and financial condition.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The following table sets forth information as to the principal operating properties and other significant properties of the Corporation and its subsidiaries as of February 6, 2009.  All properties are owned except where otherwise indicated:

Location	Facility	Reporting Segment

UNITED STATES
Alabama
Bay Minette	Plant	Polymer Additives

Arkansas
El Dorado	Plant	Polymer Additives, Crop Protection, Other

California
McFarland	Repackaging Warehouse	Polymer Additives

Connecticut
Middlebury	Corporate Offices, Research Center*	Corporate Headquarters
Naugatuck	Research Center	Polymer Additives, Performance Specialties

Georgia
Conyers	Plant	Consumer Products
Lawrenceville	Office, Laboratory*	Consumer Products

Illinois
Mapleton	Plant	Polymer Additives
Pekin	Plant, Warehouse*	Crop Protection

Indiana
Ashley	Plant	Consumer Products
West Lafayette	Office, Laboratory	Polymer Additives

Louisiana
Taft	Plant	Polymer Additives
Lake Charles	Plant	Consumer Products

Michigan
Adrian	Plant	Consumer Products, Other

New Jersey
East Hanover	Plant	Performance Specialties
Fords	Plant	Performance Specialties
Perth Amboy	Plant	Polymer Additives, Performance Specialties

North Carolina
Gastonia	Plant	Polymer Additives, Performance Specialties, Crop Protection

West Virginia
Morgantown	Plant, Research Center	Polymer Additives

INTERNATIONAL
Argentina
Buenos Aires	Office*	Crop Protection

Australia
Adelaide	Office*	Crop Protection, Consumer Products
Seven Hills	Office, Laboratory*	Performance Specialties

Belgium
Antwerp	Office*	Corporate
Herentals	Laboratory*	Polymer Additives

Location	Facility	Reporting Segment

Brazil
Rio Claro	Plant	Polymer Additives, Performance Specialties, Crop Protection, Other
Sao Paulo	Office*	Polymer Additives, Performance Specialties, Crop Protection, Other

Canada
Elmira	Plant	Polymer Additives, Performance Specialties, Crop Protection
Guelph	Research Center	Crop Protection
Scarborough	Plant*	Performance Specialties
West Hill	Plant	Performance Specialties

France
Catenoy	Plant	Polymer Additives
Dardilly	Office*	Consumer Products

Germany
Bergkamen	Plant, Research Center*	Polymer Additives
Lampertheim	Plant, Research Center	Polymer Additives
Waldkraiburg	Plant	Polymer Additives
Planegg	Office*	Consumer Products

Italy
Latina	Plant	Polymer Additives, Performance Specialties, Crop Protection, Other
Milan	Office(1)	Performance Specialties
Pedrengo	Plant	Polymer Additives

Mexico
Altamira	Plant	Polymer Additives, Performance Specialties
Reynosa	Plant	Polymer Additives

The Netherlands
Amsterdam	Plant	Crop Protection

Republic of China
Nanjing	Plant	Performance Specialties
Shanghai	Office*	Corporate

Russia
Kazan City	Office*	Crop Protection
Moscow	Office*	Crop Protection, Performance Specialties, Polymer Additives

Singapore	Administrative, Sales Office*	Polymer Additives, Performance Specialties, Corporate

South Africa
Atlantis	Plant	Consumer Products

South Korea
Pyongtaek	Plant(2)	Polymer Additives

Switzerland
Frauenfeld	Office*	Polymer Additives, Corporate, Crop Protection

Taiwan
Kaohsiung	Plant(3)	Polymer Additives, Performance Specialties

United Kingdom
Accrington	Plant	Performance Specialties
Droitwich	Plant	Performance Specialties
Evesham	Research Center	Crop Protection
Langley	Office*	Performance Specialties, Crop Protection, Polymer Additives, Corporate
Trafford Park	Plant	Polymer Additives, Performance Specialties, Other

*	Facility leased by the Corporation.
(1)	Facility leased by Anderol Italia S.r.l, which is 51% owned by the Corporation.
(2)	Facility owned by Asia Stabilizers Co. Ltd., which is 65% owned by the Corporation.
(3)	Facility owned by Uniroyal Chemical Taiwan Ltd., which is 80% owned by the Corporation.

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

Environmental Liabilities

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts.  For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operations and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes that such costs are estimable.  The total amount accrued for such environmental liabilities at December 31, 2008, was $107 million.  The Company estimates the environmental liability could range up to $146 million at December 31, 2008.  The Company’s reserves include estimates for determinable clean-up costs.  The Company recorded a pre-tax charge of $5 million in 2008, $4 million in 2007 and $7 million in 2006 to increase its environmental liabilities and made payments of $15 million in 2008 and $30 million in 2007 for clean-up costs, which reduced its environmental liabilities.  At certain sites, the Company has contractual agreements with certain other parties to share remediation costs.  The Company has a receivable of $12 million at December 31, 2008 to reflect probable recoveries.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed the Company’s present estimates and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations and cash flows. It is reasonably possible that the Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

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

Petrolia - In April 2004, the Company and other owners of property near the Company’s former Petrolia, Pennsylvania facility were named as defendants in a toxic tort class action lawsuit alleging contamination in and around the named areas that gave rise to certain property damage and personal injuries.  The plaintiffs also sought clean-up by the defendants of the alleged contamination.  On October 18, 2005, the Court issued its Memorandum Opinion and Order denying the plaintiffs’ motion for class certification, and on August 2, 2006, the Pennsylvania Superior Court affirmed the lower court’s opinion. Multiple lawsuits were filed against the Company by individuals who were a part of the putative class.  In 2008, the Company settled with the plaintiffs in the aggregate of approximately $50,000.

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

In July 2007, the California Superior Court, Kern County, entered an order finding liability against the Company. A second phase of the trial, which will determine the damages to which Tricor may be entitled, began in November 2008 and is scheduled to be completed in March 2009.  The Court will render its decision on damages sometime thereafter.  The Company will continue to defend this case vigorously. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s financial condition.

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

The Company was also named as a defendant in fifteen lawsuits filed by individual or multi-party plaintiffs in the Georgia and Federal courts pertaining to the May 25, 2004 fire at its Conyers, Georgia warehouse.  Eight of these lawsuits remain.  The plaintiffs in these remaining lawsuits seek recovery for economic and non-economic damages, including punitive damages in five of the eight remaining lawsuits.  One of the lawsuits, the Diana Smith case, was filed in the United States District Court for the Northern District of Georgia against the Company, as well as the City of Conyers and Rockdale County, and included allegations similar to those in the other lawsuits noted above, but adding claims for alleged civil rights violations, federal Occupational Safety and Health Administration violations, Georgia Racketeer Influenced and Corrupt Organizations Act violations, criminal negligence, reckless endangerment, false imprisonment, and kidnapping, among other claims.  The federal law claims were dismissed with prejudice and the state law claims were dismissed without prejudice.  The Court has also dismissed without prejudice the plaintiffs’ claims against the City of Conyers and Rockdale County. The Diana Smith case was subsequently refiled.  In 2008, the Company moved to dismiss certain of the refiled claims.  The court granted the Company’s motion in March of 2008.  Plaintiffs have appealed the dismissal of these claims.  The remainder of plaintiffs claims are proceeding.   The Company intends to vigorously defend against these lawsuits.

Within one day of the fire, the Company established a claims office to resolve all legitimate economic and personal injury claims in the Rockdale County, Georgia area.  The Company still maintains a claims center, and continues to negotiate the settlement of claims whether submitted through the claims center.

At the time of the fire, the Company maintained, and continues to maintain, property and general liability insurance.  The Company believes that its general liability policies will adequately cover any third party claims and legal and processing fees in excess of the amounts that were recorded through December 31, 2008.

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

OSCA – Great Lakes previously held interests in OSCA, Inc., which interests were divested to BJ Services Company in May 2002.  OSCA is a party to certain pending litigation regarding a blowout of a well in the Gulf of Mexico operated by Newfield Exploration Company.  In the lawsuit, the plaintiffs claimed that OSCA and the other defendants breached their contracts to perform work-over operations on the well and were negligent in performing those operations. Pursuant to an indemnification agreement between Great Lakes and BJ Services entered into at the time of the sale of OSCA, Great Lakes agreed to remain responsible for 75% of any uninsured liability and costs in excess of $3 million incurred by OSCA upon settlement or final determination of this pending litigation. In April 2002, a jury found OSCA and the other defendants responsible for those claims and determined OSCA’s share of the damages.  In connection with the lawsuit, OSCA asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident. Following a related trial on these insurance coverage claims, the court issued its final judgments on the underlying liability claims and the insurance coverage claims, entering judgment against OSCA for a net amount of approximately $13 million plus interest and finding that such amount was not covered by insurance. The Company and BJ Services appealed certain of the liability and insurance coverage decisions.  In April 2006, the United States Fifth Circuit Court of Appeals affirmed the jury’s verdict on liability against OSCA, but reversed in part the District Court’s decision regarding insurance coverage available to OSCA and remanded the matter to the District Court.  After the case was remanded, OSCA’s insurer agreed to provide coverage for about half of the outstanding judgment against OSCA, leaving approximately $6 million at issue for the District Court to address on remand.  Thereafter, the parties filed cross motions for summary judgment with the District Court on the remaining coverage issues.  On September 30, 2007, the District Court granted summary judgment in OSCA’s favor on two out of the three remaining categories of costs in dispute.  This ruling requires AISLIC, OSCA’s insurer, to cover an additional $4 million (plus interest) of OSCA liability to Newfield, leaving approximately $2 million still at issue.  On or about February 25, 2008, AISLIC agreed to cover virtually all of the $2 million remaining at issue and agreed to pay a substantial portion of OSCA’s attorney’s fees and costs associated with the underlying liability action.

Each quarter the Company evaluates and reviews pending claims and litigation to determine appropriate reserve amounts.  As of December 31, 2008 and December 31, 2007, the Company’s accrual for probable loss in the aforementioned legal proceeding cases is immaterial.  In addition, the related receivable to reflect probable insurance recoveries is also immaterial.

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

Antitrust Investigations and Related Matters

Rubber Chemicals

On May 27, 2004, the Company pled guilty to a one-count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period from July 1995 to December 2001. The U.S. federal court imposed a fine of $50 million, payable in six annual installments, without interest, beginning in 2004. In light of the Company’s cooperation with the U.S. Department of Justice (the “DOJ”), the court did not impose any period of corporate probation.  On May 28, 2004, the Company pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Canadian federal court imposed a sentence requiring the Company to pay a fine of CDN $9 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid (in U.S. dollars) $2 million in 2005, $7 million in 2006, $12 million in 2007 and $17 million in 2008.  Remaining cash payments for the U.S. and Canadian fines are expected to be approximately $18 million in 2009.  At December 31, 2008, a reserve of $18 million was included in accrued expenses.  At December 31, 2007, reserves of $17 million and $17 million were included in accrued expenses and other liabilities, respectively.

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

Civil Lawsuits

The actions described below under “U.S. Civil Antitrust Actions” are in various procedural stages of litigation.  Although the actions described below have not had a material adverse impact on the Company, we cannot predict the outcome of any of those actions. The Company will seek cost-effective resolutions of the various pending and threatened legal proceedings against the Company; however, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company has established reserves for all direct and indirect purchaser claims as of December 31, 2008.

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

Bandag.  This suit was originally brought by Bridgestone Americas Holding, Inc, Bridgestone Firestone North American Tire, LLC, and Pirelli Tire, LLC (all of whom have since settled) along with the remaining plaintiff, Bandag Incorporated (n/k/a/ Bridgestone Bandag, LLC), with respect to purchases of rubber chemicals from the Company, Uniroyal and several of the world-wide leading suppliers of rubber chemicals.  This suit alleges that the Company and Uniroyal, along with other rubber chemical manufacturers conspired to fix the prices of the rubber chemicals, and to divide the rubber chemicals markets in violation of Section 1 of the Sherman Act.  Bandag Incorporated, a designer and manufacturer of tire re-treading, directly purchased from the Company and from the other defendants to this suit, and in doing so, claims to have paid artificially inflated prices for rubber chemicals. Bandag has requested treble damages, costs (including attorneys’ fees) and such other relief as the court may deem appropriate.  The Company has agreed to utilize binding arbitration to try the claims at issue in this action, which is scheduled for March 2009.

State Lawsuits. The Company, individually or together with Uniroyal, also continues to be a defendant in certain indirect purchaser antitrust class action lawsuits filed in state courts involving the sale of urethanes and urethane chemicals.  The complaints in these actions principally allege that the defendants conspired to fix, raise, maintain or stabilize prices for urethanes and urethane chemicals, sold in the United States in violation of certain antitrust statutes and consumer protection and unfair or deceptive practices laws of the relevant jurisdictions and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities.  There are currently 14 state complaints pending.  On September 12, 2008, the Company received final court approval of a settlement agreement covering 2 of these actions.  In addition, on December 23, 2008, the Company received preliminary court approval of a settlement agreement covering the remaining 12 complaints, all of which are pending in a coordinated proceeding in the Superior Court of the State of California for the County of San Francisco.  The Company has settled and has had finally dismissed 8 indirect purchase antitrust class action lawsuits that were pending on January 1, 2008.  None of these state lawsuits individually or in the aggregate are expected to have a material adverse effect on the Company.

Australian Civil Antitrust Matters

On September 27, 2007, the Company was sued in the Federal Court of Australia for alleged price fixing violations with respect to the sale of rubber chemicals in Australia.  The Company has not yet responded to the complaint, nor at this early stage, assessed its merits.  On October 10, 2008, the Federal Court of Australia rendered a decision in which the applicant’s Statement of Claim was struck.  The applicant filed an amended Statement of Claim on November 21, 2008.  The Company’s application to have the amended Statement of Claim struck out is listed for hearing on February 23, 2009.  The Company does not expect this matter will be material.

Federal Securities Class Action

The Company, certain of its former officers and directors (the “Crompton Individual Defendants”), and certain former directors of the Company’s predecessor Witco Corp. are defendants in a consolidated class action lawsuit, filed on July 20, 2004, in the United States District Court, District of Connecticut, brought by plaintiffs on behalf of themselves and a class consisting of all purchasers or acquirers of the Company’s stock between October 1998 and October 2002. The consolidated amended complaint principally alleges that the Company and the Crompton Individual Defendants caused the Company to issue false and misleading statements that violated the federal securities laws by reporting inflated financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy. The putative class includes former Witco Corp. shareholders who acquired their securities in the Crompton-Witco merger pursuant to a registration statement that allegedly contained misstated financial results.  The complaint asserts claims against the Company and the Crompton Individual Defendants under Section 11 of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder.  Plaintiffs also assert claims for control person liability under Section 15 of the Securities Act of 1933 and Section 20 of the Securities Exchange Act of 1934 against the Crompton Individual Defendants. The complaint also asserts claims for breach of fiduciary duty against certain former directors of Witco Corp. for actions they allegedly took as Witco Corp. directors in connection with the Crompton-Witco merger. The plaintiffs seek, among other things, unspecified damages, interest, and attorneys’ fees and costs. The Company and the Crompton Individual Defendants filed a motion to dismiss on September 17, 2004, which is now fully briefed and pending. The former directors of Witco Corp. filed a motion to dismiss in February 2005, which is pending. On July 22, 2005, the court granted a motion by the Company and the Crompton Individual Defendants to stay discovery in the related Connecticut shareholder derivative lawsuit (described below under “Shareholder Derivative Lawsuit”), pending resolution of the motion to dismiss by the Company and Crompton Individual Defendants.  On November 28, 2008, the parties signed a settlement agreement.  The court granted preliminary approval of the settlement agreement on December 12, 2008 and scheduled a June 12, 2009 final approval hearing.  Under the settlement, defendants will pay or cause to be paid $21 million and deny any wrongdoing or liability.  The settlement’s terms are being finalized by the parties.

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

Reserves

At December 31, 2008 and December 31, 2007, the Company had a remaining reserve of $30 million and $43 million, respectively, included in accrued expenses on its consolidated balance sheets relating to the remaining U.S. direct and indirect purchaser lawsuits, the federal securities class action lawsuit described under “Federal Securities Class Action” and the shareholder derivative lawsuit described under “Shareholder Derivative Lawsuit.”  These reserves cover all direct and indirect purchaser antitrust claims.  The Company periodically reviews its accruals as additional information becomes available, and may adjust its accruals based on actual settlement offers and other later occurring events.  The Company is unable to estimate the reasonably possible loss, if any, in excess of the accrual as none of these claims have been reduced to judgment.

The reserve activity for antitrust related litigation is summarized as follows:

Governmental Reserves:

(In millions)	U.S. DOJ Fines	Canada Federal Fines	Total U.S and Canada Fines	European Commission
Balance January 1, 2006	$41	$6	$47	$16
Payments	(6)	(1)	(7)	(17)
Accretion - Interest	2	1	3	—
Foreign currency translation	—	—	—	1
Balance December 31, 2006	37	6	43	$—
Payments	(10)	(2)	(12)
Accretion - Interest	2	—	2
Foreign currency translation	—	1	1
Balance December 31, 2007	29	5	34
Payments	(14)	(3)	(17)
Accretion - Interest	1	—	1
Balance December 31, 2008	$16	$2	$18

Civil Case Reserves:

(In millions)	U.S. Civil and Securities Matters	Canada Civil Matters	Total Civil and Securities Matters
Balance January 1, 2006	$51	$6	$57
2006 Antitrust costs, excluding legal fees	81	(2)	79
Payments	(30)	(4)	(34)
Balance December 31, 2006	102	$—	102
2007 Antitrust costs, excluding legal fees	24		24
Payments	(83)		(83)
Balance December 31, 2007	43		43
2008 Antitrust costs, excluding legal fees	7		7
Payments	(20)		(20)
Balance December 31, 2008	$30		$30

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Chemtura Corporation are as follows:

Craig A. Rogerson, age 52, has served as President, Chairman and Chief Executive Officer of the Company since December 2008.  Previously, Mr. Rogerson served as president, CEO and director of Hercules Incorporated from December 2003 until its acquisition by Ashland, Incorporated on November 13, 2008.

Stephen Forsyth, age 53, has served as Executive Vice President and Chief Financial Officer since April 2007.  Mr. Forsyth was also Treasurer from June 2007 to November 2008.  Previously, Mr. Forsyth served for 26 years with Hexcel Corporation in a variety of executive capacities, most recently as Executive Vice President and Chief Financial Officer.

Robert S. Wedinger, PhD, age 51, has served as Executive Vice President, Strategic Initiatives since January 2009 and previously served as Chief Business Officer from December 2007 to December 2008 and Group President of Performance Specialties from April 2007 to December 2008.  Dr. Wedinger joined Chemtura in 2006 as Vice President and General Manager of Process Chemicals and Polymers.  Previously, Dr. Wedinger served in a variety of executive capacities, most recently as Vice President and General Manager of Performance Materials at J.M. Huber Corporation.

David G. Dickey, age 39, has served as Executive Vice President and Group President of Performance Products since January 2009 and previously served as Chief Functional and Services Officer from December 2007 to December 2008.  Mr. Dickey joined Chemtura in March 2006 as Vice President, Global Supply Chain, Non-Manufacturing.  Previously, Mr. Dickey served as General Manager for Carrier, a division of United Technologies Corporation.

Billie Flaherty, age 52, has served as Senior Vice President, General Counsel and Corporate Secretary since January 2009.  Previously, Ms. Flaherty served as Associate General Counsel for Chemtura, having joined the Company in October 2005.  Previously she served as vice president, environmental, health and safety for Pitney Bowes Inc.

Kevin V. Mahoney, age 54, has served as Senior Vice President and Corporate Controller since October 2006.  Previously, Mr. Mahoney spent 18 years with American Express Company, where he most recently was Senior Vice President of Corporate Reporting, responsible for financial reporting globally.

Alan Swiech, age 50, has served as Senior Vice President, Human Resources since January 2009.  Previously Mr. Swiech served as Vice President, Human Resources for Chemtura, having joined the Company in April 2006.  Previously Mr. Swiech served as Vice President Administration for Akebono Corporation NA, and President of AMAK LLC.

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

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the range of market prices for Chemtura Corporation’s common stock on the New York Stock Exchange and the amount of dividends per share by quarter during the past two years:

	2008
	First	Second	Third	Fourth
Dividends per common share (a)	$0.05	0.05	0.05	—
Market price per common share:
High	$8.75	8.81	6.94	5.31
Low	$5.77	5.67	4.11	1.02

	2007
	First	Second	Third	Fourth
Dividends per common share	$0.05	0.05	0.05	0.05
Market price per common share:
High	$12.33	12.02	11.98	10.10
Low	$9.34	10.08	8.42	6.95

(a)   On October 30, 2008, the Company announced that it would suspend the payment of dividends to conserve cash and expand liquidity in a period of economic uncertainty.

The number of registered holders of common stock of the Company on January 26, 2009 was approximately 5,377.

Performance Graph

The following graph compares the cumulative total return on the common stock of the Chemtura Corporation for the last five fiscal years with the returns on the Standard & Poor’s 500 Stock Index and the Chemicals (Specialty)—500 Index, assuming the investment of $100 in the Company’s common stock, the S&P 500 Index and the Chemicals (Specialty)—500 Index on December 31, 2003, and the reinvestment of all dividends.

COMPARISON OF FIVE-YEAR

CUMULATIVE TOTAL RETURN AMONG CHEMTURA CORPORATION,

S&P 500 AND S&P 500 SPECIALTY CHEMICALS

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
CHEMTURA CORPORATION	$100.0	$169.2	$184.8	$143.0	$118.1	$21.6
S&P 500	$100.0	$110.9	$116.3	$134.7	$142.1	$89.5
S&P 500 SPECIALTY CHEMICALS	$100.0	$115.3	$119.8	$147.0	$170.1	$141.8

The above graph assumes an initial investment of $100 on December 31, 2003.  Total return includes reinvestments of dividends.

The Chemicals (Specialty)-500 Index companies are as follows:  Ecolab Inc., Great Lakes Chemical Corporation, International Flavors & Fragrances Inc., Rohm & Haas Company and Sigma-Aldrich Corporation.  Information for Great Lakes Chemical Corporation is included through 2004, as Great Lakes merged with the Company in July 2005.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data for the Chemtura Corporation for each of its last five fiscal years follows:

(In millions of dollars, except per share data)	2008	2007	2006	2005 (a)	2004 (a)
Summary of Operations
Net sales	$3,546	3,747	3,458	2,739	2,112
Gross profit	$736	864	831	703	486
Selling, general and administrative	$332	372	362	309	254
Depreciation and amortization	$237	269	204	150	112
Research and development	$51	62	61	50	47
Facility closures, severance and related costs	$26	36	5	23	62
Antitrust costs	$12	35	90	49	114
Merger costs (d)	$—	—	17	45	—
In-process research and development (d)	$—	—	—	73	—
Loss (gain) on sale of business (b)	$25	15	11	(3)	(95)
Impairment of long-lived assets (c)	$986	19	80	—	—
Equity income	$(4)	(3)	(4)	(2)	(14)
Operating (loss) profit	$(929)	59	5	9	6
Interest expense	$(78)	(87)	(102)	(108)	(78)
Loss on early extinguishment of debt	$—	—	(44)	(55)	(20)
Other income (expense), net	$7	(13)	(6)	(12)	(11)
Loss from continuing operations before income taxes and cumulative effect of accounting change	$(1,000)	(41)	(147)	(166)	(103)
Income tax (provision) benefit	$27	(4)	(126)	(49)	54
Loss from continuing operations before cumulative effect of accounting change	$(973)	(45)	(273)	(215)	(49)
Earnings from discontinued operations	$—	18	20	33	12
Gain (loss) on sale of discontinued operations	$—	24	47	(4)	2
Cumulative effect of accounting change (e)	$—	—	—	(1)	—
Net loss	$(973)	(3)	(206)	(187)	(35)

Per Share Statistics
Basic and Diluted
Loss from continuing operations before cumulative effect of accounting change	$(4.01)	(0.18)	(1.13)	(1.21)	(0.43)
Earnings from discontinued operations	$—	0.07	0.08	0.18	0.11
Gain (loss) on sale of discontinued operations	$—	0.10	0.20	(0.02)	0.02
Cumulative effect of accounting change	$—	—	—	—	—
Net loss	$(4.01)	(0.01)	(0.85)	(1.05)	(0.30)
Dividends	$0.15	0.20	0.20	0.20	0.20
Book value	$1.96	7.65	6.97	7.40	2.84
Common stock trading range: High	$8.81	12.33	13.53	17.95	11.80
Low	$1.02	6.95	7.75	9.89	5.02
Average shares outstanding - Basic	242.3	241.6	240.5	178.4	114.7
Average shares outstanding - Diluted	242.3	241.6	240.5	178.4	114.7

Financial Position
Working capital (deficiency)	$(558)	700	497	566	338
Current ratio	0.7	2.0	1.6	1.6	1.5
Total assets	$3,064	4,416	4,399	4,986	2,679
Total debt, including short-term borrowings	$1,204	1,063	1,111	1,370	867
Stockholders’ equity	$475	1,853	1,679	1,775	329
Total capital employed	$1,679	2,916	2,790	3,145	1,196
Debt to total capital %	71.7	36.5	39.8	43.6	72.5

(In millions of dollars, except for number of employees)	2008	2007	2006	2005	2004
Other Statistics
Net cash provided by (used in) operations	$(11)	149	251	(79)	36
Capital spending from continuing operations	$121	115	122	97	60
Depreciation from continuing operations	$192	229	163	122	95
Amortization from continuing operations	$45	40	41	28	17
Approximate number of employees at end of year	4,700	5,100	6,200	6,600	4,800

(a)     Due to the inclusion of the operating results of Great Lakes subsequent to the merger on July 1, 2005, prior period results are not directly comparable.

(b)     Loss (gain) on sale of business primarily includes a $26 million loss relating to the sale of the oleochemicals business in 2008, a $15 million loss on the sale of assets relating to the sale of the Celogen® product line in 2007, a $12 million loss on the sale of the IWA business in 2006, a $3 million gain on the reversal of a reserve related to the 2001 sale of the Industrial Colors business in 2005 and income related to the sale of the Gustafson joint venture of $94 million in 2004.

(c)     The 2008 charge primarily includes a $985 million impairment of goodwill associated with the Polymer Additives and Consumer Products segments.  The 2007 charge includes $9 million reduction in the value of assets relating to the closure and sale of the Ravenna, Italy facility, $4 million write-off of a construction in progress associated with certain facilities affected by the 2007 restructuring programs, $3 million impairment relating to the sale of property, plant and equipment at the Marshall, Texas facility and $3 million write-off of construction in progress for software costs that will no longer be utilized.  The 2006 charge primarily includes $52 million impairment of the fluorine business as a result of the Company’s annual impairment review and a $22 million impairment of non-current assets of the fluorine business due to a loss of a significant customer.

(d)     Merger costs are non-capitalizable costs associated with the merger of the Company and Great Lakes.  The write-off of $73 million of in-process research and development is also the direct result of the merger with Great Lakes.

(e)     2005 results include a cumulative effect of accounting change of $1 million, related to the implementation of Financial Accounting Standards Board (FASB) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.”

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Description of Business

Chemtura is among the largest publicly traded specialty chemical companies in the United States and is dedicated to delivering innovative, market-focused specialty chemical solutions and consumer products.  The Company is headquartered in Middlebury, Connecticut, and operates in a wide variety of end-use markets, including automotive, transportation, construction, packaging, agriculture, lubricants, plastics for durable and non-durable goods, electronics, and home pool and spa chemicals. The majority of our chemical products are sold to industrial manufacturing customers for use as additives, ingredients or intermediates that add value to their end products.  Our crop and consumer products are sold to dealers, distributors and major retailers.  We are a market leader in many of our key product lines and transact business in more than 100 countries.

The primary economic factors that influence the operations and sales of the Company’s Polymer Additives and Performance Specialties segments are industrial production, residential and commercial construction, electronic component production and polymer production.  In addition, the Company’s Crop Protection segment is influenced by worldwide weather, disease and pest infestation conditions. The Company’s Consumer Products segment is also influenced by general economic conditions impacting consumer spending and weather conditions.  For additional factors that impact the Company’s performance, see the “Risk Factors” section of this Annual Report on Form 10-K.

Other major factors affecting the Company’s financial performance include industry capacity, customer demand, raw material and energy costs, and selling prices. Selling prices are influenced by the global demand and supply for the products we produce.  The Company’s strategy is to pursue selling prices that reflect the value of our products and to pass on higher costs for raw material and energy to preserve our profit margins. Our long-term financial performance target is to achieve a 15% minimum average operating profit margin across our business portfolio.

Annual sales for 2008 decreased $201 million or 5% compared with 2007.  This decrease was due primarily to reduced sales volume of $227 million and a $205 million reduction due to the divestitures of the oleochemicals and organic peroxides businesses as well as the Celogen®, Diamond, and Terraclor product lines.  These reductions were partially offset by $159 million of price increases, primarily related to the Polymer Additives and Performance Specialties segments, reflecting the partial recovery of increases in the costs of raw materials during the year.  The Company’s selling price increases during the year did not fully offset increases of $205 million in raw material and energy costs.

The Polymer Additives segment operating profit decreased 82% compared with the prior year.  Higher selling prices, particularly in antioxidant, PVC and surfactant product lines, were not sufficient to offset lower volume and unfavorable product mix and increases in raw material, energy and manufacturing costs.

The Performance Specialties segment operating profit decreased 4% compared with 2007 due to higher raw material, energy, manufacturing and freight costs, that were only partially offset by higher selling prices.

Operating profit for the Consumer Products segment decreased 19% in 2008 due to lower volume and unfavorable product mix and increased raw material, energy and manufacturing costs, partially offset by higher selling prices.

The Crop Protection segment operating profit increased 34% in 2008.  Operating profit benefited from higher volume, favorable product mix and lower manufacturing costs, which more than offset increased raw material, energy and other operating costs.

The Company has undertaken various cost reduction initiatives over the past several years and continues to implement cost reductions.  The Company is assessing cost savings opportunities on a global basis to improve gross profit margins and reduce selling, general, administrative and research and development (“SGA&R”) expenditures as a percentage of total sales.  In 2008, the Company achieved its goal of SGA&R expenditures being less than 11% of total sales.

2008 Overview

The first three quarters of 2008 were dominated by an unprecedented level of raw material and energy cost inflation.  Each of the Company’s business segments saw their input costs rise rapidly. The cost of oil combined with increases in the cost of specialty metals, natural fats, oils drove this inflation. The weakening of the U.S. dollar exacerbated the trend.  The Company’s businesses addressed the challenge of the increased costs by passing these costs on to their customers through higher selling prices.  Each business segment responded by changing the way they contracted with customers and set prices to create the ability to pass on to customers these increased costs as rapidly as possible.  Each quarter, the business segments were able to capture a larger portion of the cost increases as they became more effective in managing raw material inflation.  However, the Company was unable to recover the increased costs in full during the year due to competitive pressures and contractual commitments.

The fourth quarter brought a rapid and equally unprecedented change.  As the recession deepened, November and December saw sharp reductions in orders for the Company’s products as we believe customers saw or anticipated reductions in demand in the industries they served.  The Polymer Additives segment experienced the greatest impact with the fourth quarter of 2008 net sales down 35% year-over-year.  Demand from electronics, building and construction, polyolefin and general industrial industries saw the greatest changes.  The other business segments were impacted by their more cyclically exposed customer applications.

With the sharp reduction in sales, financial performance deteriorated and the Company was required to seek an amendment and waiver from the lenders under its Credit Facility as described below under “Liquidity and Capital Resources”.  The proceeds from the sale of eligible accounts receivable under the Company’s U.S. and European accounts receivable facilities declined in light of the change in financial performance.  On January 23, 2009, the Company announced it had entered into a new $150 million U.S. accounts receivable facility with a three-year term.  The Company is currently in discussions with the provider of its European accounts receivable facility and anticipates agreeing to certain revisions including, among other matters, a significant reduction in facility size.

The crisis in the credit markets poses a continued challenge for 2009.  Under normal market conditions, the Company believes it would have had the ability to refinance its $370 million 2009 Notes due on July 15, 2009 in the debt capital markets.  However, with the change in credit market conditions and the deterioration in the Company’s financial performance, the Company does not believe it will be able to do so on commercially reasonable terms, if at all.  As a result, the Company has launched a process to sell one of its businesses to raise the funds necessary to meet the maturity when due.

With lower revenues and constrained liquidity, the Company undertook a number of actions to reduce costs as well as conserve cash and improve liquidity.  These included additional staff reductions, temporary plant closures with the furlough of employees, suspension of its dividend, reductions in capital spending and working capital reductions.

With limited demand visibility by the Company and its customers for 2009, the Company remains focused on managing its costs and its use of cash.  Nevertheless, the Company will likely continue to incur operating losses in the first quarter of 2009 and its liquidity remains constrained such that it may not be sufficient to meet the Company’s cash operating needs in this period of economic uncertainty.

Significant Transactions and Events

During the year ended December 31, 2008 and through the date of this filing, the following significant transactions and events have occurred:

•                  On February 17, 2009, the Company received notice that it is no longer in compliance with the NYSE’s share price listing standard.

•                  During the fourth quarter of 2008, the Company recorded a non-cash impairment charge of $665 million to reduce the carrying value of goodwill associated with the Polymer Additives and Consumer Products segments.

•                  On December 30, 2008, the Company announced that it entered into amendment and waiver agreements with the lenders under its Credit Facility, as well as with the providers of its U.S. accounts receivable facility.  Among other matters, the amendment and waiver agreements provided a 90-day waiver of the Company’s compliance with the financial maintenance covenants until March 30, 2009, a permanent reduction in the Credit Facility commitments from $740 million to $500 million, limitations on the Company’s ability to enter into certain transactions and a grant of a security interest in the Company’s U.S. inventory subject to certain limitations.  The U.S. accounts receivable facility agreement provided, among other matters, for a permanent reduction in commitments under the facility from $275 million to $100 million.

•                  On January 23, 2009, a special-purpose subsidiary of the Company entered into a new $150 million U.S. accounts receivable facility with a three-year term, and secured by certain accounts receivable acquired by the special-purpose subsidiary from the Company and certain of its affiliates, and the commitments under the Credit Facility were further reduced from $500 million to $350 million. The former U.S. accounts receivable facility was terminated.

•                  On December 11, 2008, the Company implemented a new restructuring initiative to reduce annual cash fixed costs by approximately $50 million.  The initiative involves a reduction in professional and administrative staff by approximately 500 people, or about 20 percent.  During the fourth quarter of 2008, the Company recorded a charge of $26 million associated with this program.

•                  On December 8, 2008, the Company announced the election of Craig A. Rogerson to the position of president, chief executive and chairman of the board.  The announcement was effective immediately following the resignation of Robert L. Wood.

•                  On October 30, 2008, the Company announced that it would suspend payment of dividends to conserve cash and improve liquidity.  It also advised that it was pursuing the sale of assets to provide funds required to meet the maturity of the $370 million notes.

•                  During the quarter ended June 30, 2008, the Company recorded a non-cash impairment charge of $320 million to reduce the carrying value of goodwill associated with its Consumer Products segment.

•                  On June 26, 2008, the Company announced that, after thoroughly exploring a potential sale, merger or other business combination involving the entire Company, it has concluded that shareholders’ interests would be best served by continuing to operate as a stand-alone company and focusing on its own growth and efficiency initiatives.  The Company advised that it would continue active consideration of the Company’s other strategic options, including (among other options) select business divestitures, value-creating acquisitions, joint ventures and changes in the company’s capital structure, which could include a stock repurchase program.

•                  On April 30, 2008, the Company entered into an agreement with Baerlocher for the manufacture of certain heat stabilizers used in PVC Production.

•                  On March 12, 2008, the Company purchased the remaining shares of GLCC Laurel, LLC.  The Company previously held 50% of GLCC Laurel, LLC stock.

•                  On February 29, 2008, the Company acquired the remaining stock of Baxenden Chemicals Limited Plc.  The Company previously held 53.5% of Baxenden’s stock.

•                  On February 29, 2008, the Company completed the sale of its oleochemicals business and recorded a net loss of $26 million.  The assets sold included inventory of $26 million, accounts receivable of $23 million, goodwill of $13 million, net fixed assets of $7 million and intangible assets of $1 million.  The oleochemicals business had revenues of approximately $160 million in 2007.  Proceeds from the transaction were used to reduce debt.

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

ANTITRUST INVESTIGATIONS AND RELATED MATTERS

The Company is party to various governmental and civil antitrust proceedings.  For information on these proceedings (including information on Company reserves with respect to these proceedings) see Note 19 — Legal Matters in the Notes to Consolidated Financial Statements and Item 3 “Legal Proceedings” under Part I of this document.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company relies on the following sources of liquidity to continue to operate as a going concern: (i) cash and cash equivalents on hand; (ii) cash generated from operations; (iii) sales of accounts receivables under the Company’s accounts receivables facilities; (iv) borrowings under the Company’s Credit Facility revolver; (v) net proceeds from asset sales; and (vi) access to the capital markets.  The Company’s principal uses of cash are to provide for working capital to fund its operations and to service its debt obligations.  The changes in financial markets in the late summer and fall of 2008 limited the ability of companies such as Chemtura to access the capital markets.  The deepening recession in the fourth quarter of 2008 has had a significant impact on the Company’s operations, resulting in a sharp decline in financial performance.  As a result, the Company’s liquidity became progressively more constrained in the fourth quarter of 2008.  The Company has incurred net losses from continuing operations of $973 million, $45 million and $273 million for the years ended 2008, 2007 and 2006, respectively.

The Company’s $370 million 2009 Notes are due and payable on July 15, 2009.  In light of the recent changes in the financial markets, the Company decided in October 2008 to initiate the sale of certain business assets in order to generate the funds to meet the pending maturity.  These asset sale initiatives were aided by the Company’s prior exploration of its strategic alternatives that had included the investigation of value enhancing transactions including the sale of one or more of its businesses.  Unless the Company can complete a planned asset sale or a debt refinancing transaction with net after-tax proceeds sufficient to meet the redemption of these notes, it will default on its obligation to redeem these notes upon maturity.  Any such default may cause a default under certain of the Company’s other debt obligations due to cross default provisions in those agreements.  The asset sale process is progressing with certain buyers now working to complete their due diligence.  Upon completion of due diligence, it is expected that buyers will submit final offers and the Company will be able to determine if a transaction can be completed and if so, what the net proceeds may be.  However, until a definitive agreement has been negotiated, executed, and the sale closed, there can be no assurances that the Company will complete an asset sale(s) or have the funds to redeem its 2009 Notes upon maturity.  Further, any such asset sale and the use of resulting net proceeds, requires the consent of the lenders under the Credit Facility and the purchasers under the Company’s new U.S. accounts receivable facility.

In the fourth quarter of 2008, the Company undertook a sequence of actions to reduce costs as well as conserve cash.  The Company continues to implement cost reduction and cash generation actions.  These actions include staff reductions, temporary plant closures with the furlough of employees, suspension of its dividend, reductions in capital spending, sale of surplus assets and working capital reductions.

Due to the sharp decline in customer demand in November and December 2008, and the resulting decline in sales, the Company’s financial performance deteriorated sharply in the fourth quarter of 2008 resulting in the Company’s inability to be in compliance with the two financial maintenance covenants under the Credit Facility as of December 31, 2008.  On December 30, 2008, the Company obtained a 90-day waiver of compliance with these covenants from the lenders under the Credit Facility.  This waiver expires on March 30, 2009.  In the current economic environment, it is unlikely that the Company’s financial performance in 2009 will be sufficient to enable it to be in compliance with these covenants as of March 31, 2009 and for the balance of 2009.  The Company will therefore require a further amendment and waiver from the lenders under its Credit Facility prior to the expiration of the current waiver period in order to avoid a default under the Credit Facility.  While an asset sale may generate sufficient proceeds to meet the maturity of the 2009 Notes in July of 2009, the proceeds may not be sufficient to reduce the Company’s indebtedness to a level where it can be in compliance with these covenants in light of our trailing twelve month financial performance at that time.  It is therefore probable that an amendment of the financial maintenance covenants under the Credit Facility will be required at the time the lenders consider consenting to the asset sale.  There can be no assurances that the lenders will grant such further waivers or amendments on commercially reasonable terms, if at all.  A default under the Credit Facility would result in a default under the terms of the Company’s new U.S. accounts receivable facility, 2009 Notes, 2016 Notes and 2026 Debentures.

In light of the non-compliance with the financial maintenance covenants as of December 31, 2008 under its Credit Facility, for which the Company received a 90-day waiver, and given that it is unlikely that the Company will be in compliance with these covenants after the expiration of the 90-day waiver period and for the balance of 2009, borrowings under the Credit Facility and other debt obligations that contain cross default provisions have been recorded as current.  Therefore, during the fourth quarter of 2008, the Company classified its obligations under the Credit Facility, the 2016 Notes and the 2026 Debentures, totaling $804 million, as current liabilities.  Accordingly, at December 31, 2008, the Company had a working capital deficiency of $558 million.

The Company’s liquidity has been constrained by changes in its financing agreements in light of the changes in its financial performance.  The Company’s availability under its Credit Facility has historically been constrained by the requirements to meet its two financial maintenance covenants.  Under the terms of the amendment and waiver agreement with the lenders, fixed limits were defined on the amount the Company can have outstanding under the Credit Facility revolver.  Those limits were set at $180 million for the period ended December 31, 2008, $195 million for the period ended January 31, 2009 and then $190 million for the period ended March 30, 2009.

The Company’s liquidity has been further constrained by changes in the availability under its accounts receivable facilities.  The eligibility criteria and reserve requirements under the Company’s prior U.S. accounts receivable facility tightened in the fourth quarter of 2008 following a credit rating downgrade, significantly reducing the value of accounts receivable that could be sold under the facility compared to September 30, 2008.  The availability and access to the Company’s European accounts receivable facility were restricted in late December in light of its financial performance.  As a result, the Company is currently unable to sell additional receivables under this existing program.  The new three-year U.S. accounts receivable facility entered into by a special-purpose subsidiary of the Company on January 23, 2009 has restored much of the liquidity that the Company had pursuant to the prior U.S. accounts receivable facility before the 2008 fourth quarter events.  The Company is currently in discussions to revise certain terms of its European accounts receivable facility under which we are currently unable to sell additional receivables.  The anticipated revisions include among other matters, significantly reducing the value of accounts receivable that can be sold under the facility from approximately $244 million (€175 million) to approximately $98 million (€70 million) and changes to the subsidiaries eligible to sell accounts receivable under the facility.  These revisions are subject to final approval and documentation.

The Company will likely continue to incur operating losses in the first quarter of 2009 and its liquidity remains constrained such that it may not be sufficient to meet the Company’s cash operating needs in this period of economic uncertainty. If the Company would require liquidity in excess of what is available under its Credit Facility and accounts receivable facilities, there is no assurance that the Company can obtain additional liquidity on commercially reasonable terms, if at all. If the Company is unable to obtain or sustain the liquidity required to operate its business, or redeem or refinance its 2009 Notes upon maturity, the Company may need to seek to modify the terms of its debts through court reorganization proceedings to allow it, among other things, to reorganize its capital structure.

The factors noted above raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Significant Acquisitions and Divestitures

On March 12, 2008, the Company purchased the remaining outstanding shares of GLCC Laurel, LLC for a note payable of $11 million.  The note was paid on September 30, 2008.  Since GLCC Laurel, LLC was already being consolidated in the Company’s financial statements, the purchase price was allocated to reduce the minority interest liability by $23 million.  The value of the long-lived assets was reduced by $14 million since the fair value of the assets exceeded the purchase price.  The residual purchase price was allocated to other assets.

On February 29, 2008, the Company acquired the remaining stock of Baxenden Chemicals Limited Plc for approximately $26 million.  The purchase price was allocated to goodwill of $9 million; intangible assets of $7 million; property, plant and equipment of $5 million; and other net assets of $5 million.

On February 29, 2008, the Company completed the sale of its oleochemicals business and recorded a net loss of $26 million.  The assets sold included inventory of $26 million; accounts receivable of $23 million; goodwill of $13 million; property, plant and equipment of $7 million; and intangible assets of $1 million.  The oleochemicals business had revenues of approximately $160 million in 2007.  Proceeds from the transaction were used to reduce debt.

On January 31, 2008, the Company completed the sale of its fluorine chemical business located at the Company’s El Dorado, Arkansas facility for an immaterial net loss.  The assets sold consisted of patents and intangible assets of $12 million; inventory of $8 million; property, plant and equipment of $8 million; and other current liabilities of $1 million.  The fluorine chemical business had revenues of approximately $49 million in 2007.  The fluorine chemical business is reported as a discontinued operation in the accompanying consolidated financial statements.

Cash Flows from Operations

Net cash used in operations was $11 million in 2008 compared to $149 million of net cash provided by operations in 2007. Changes in key working capital accounts are summarized below:

Favorable (unfavorable)

(In millions)	2008	2007	Change
Accounts receivable	$89	$22	$67
Proceeds from the sale of accounts receivable	(136)	(41)	(95)
Inventories	(12)	10	(22)
Accounts payable	(25)	(20)	(5)
Pension and post-retirement health care liabilities	(46)	(22)	(24)

During 2008, accounts receivable decreased by $89 million as compared to a $22 million decrease in 2007. The 2008 decrease in accounts receivable was primarily a result of a decrease in sales volumes and the benefit of the Company’s collection efforts.  In 2008, the decrease in the proceeds from the sale of accounts receivable was $136 million, compared with a decrease of $41 million in 2007.  The decrease in 2008 related to reduced accounts receivable and changes in the terms of the accounts receivable facilities in both the U.S. and Europe.  Inventory increased by $12 million in 2008 as compared to a decrease of $10 million in 2007. The increase in 2008 was primarily due to the impact of increases in the costs of raw material and packaging.  The decrease in 2007 related primarily to planned reductions and the divestiture of the Celogen® product line.  The decrease in 2008 and 2007 in accounts payable is primarily due to timing of vendor payments and additional utilization of early payment discounts offered by vendors.

During 2008, the Company’s pension and post-retirement healthcare liabilities increased by $46 million, primarily due to a decrease in the fair value of plan assets. This increase is net of contributions of $42 million, which include $22 million for domestic plans and $20 million for international plans.  During 2007, the Company’s pension and post-retirement healthcare liabilities decreased by $22 million.  This decrease includes contributions of $36 million, which include $23 million for domestic plans and $13 million for international plans.

Net cash provided by operations in 2008 also reflects the impact of various charges and changes in pre-existing reserves.  A summary of these items and the net impact on cash flows provided by (used in) operations is as follows:

	Net Change per
	Consolidated		2008
	Statement of	2008	Cash
(In millions)	Cash Flows	Expense (benefit)	Payments
Interest expense	$(2)	$78	$(80)
Income taxes	(87)	(27)	(60)
Facility closure, severance and related costs	—	26	(26)
Antitrust settlement costs	(16)	6	(22)
Environmental liabilities	(10)	5	(15)
Management incentive plans	1	8	(7)

Net cash used in operations in 2008 also reflects the impact of certain non-cash charges, including $986 million in impairment charges, $237 million of depreciation and amortization expense and $5 million related to stock-based compensation expense.

Cash Flows from Investing and Financing Activities

Net cash used in investing activities was $98 million for 2008, which reflects net proceeds from divestures of the oleochemicals and fluorine chemicals businesses of $64 million and net cash paid for the Baxenden, GLCC Laurel and other miscellaneous acquisitions of $41 million.  Additionally, capital expenditures for 2008 amounted to $121 million as compared with $117 million for 2007. Expenditures were related to the maintenance and expansion of domestic and foreign facilities, the Company’s project to move its ERP systems to a single instance of SAP 6.0, and environmental and other compliance requirements.

Net cash provided by financing activities was $114 million for 2008, which included net proceeds from borrowings of $180 million under the Credit Facility revolver and other financing activities of $1 million, partially offset by dividend payments of $36 million, payments on long-term borrowings of $31 million.

On October 30, 2008, the Company announced that it would suspend the payment of dividends to conserve cash and expand liquidity in a period of economic uncertainty.

Contractual Obligations and Other Cash Requirements

The Company has obligations to make future cash payments under contracts and commitments, including long-term debt agreements, lease obligations, environmental liabilities, antitrust settlements, post-retirement health care liabilities, facility closures, severance and related cost liabilities, and other long-term liabilities.

The following table summarizes the Company’s significant contractual obligations and other cash requirements as of December 31, 2008:

(In millions)

		Payments Due by Period
								2014 and
Contractual Obligations*		Total	2009	2010	2011	2012	2013	Thereafter
Total debt (including capital leases)	(a)	$1,224	$374	$181	$—	$—	$1	$668
Operating leases	(b)	128	26	21	14	12	11	44
Contractual antitrust settlements	(c)	18	18	—	—	—	—	—
Facility closures, severance and related cost liabilities	(d)	31	30	1	—	—	—	—
Capital expenditures	(e)	14	14	—	—	—	—	—
Interest payments	(f)	475	76	47	45	45	45	217
Unconditional purchase obligations	(g)	87	4	7	7	7	5	57
Subtotal - Contractual Obligations		1,977	542	257	66	64	62	986
Environmental liabilities	(h)	113	14	20	22	12	11	34
Other antitrust settlements	(i)	17	17	—	—	—	—	—
Post-retirement health care liabilities	(j)	107	13	13	12	11	11	47
Unrecognized tax benefits		85	2	—	12	—	1	70
Other long-term liabilities
(excluding pension liabilities)		33	2	7	3	3	1	17
Total cash requirements		$2,332	$590	$297	$115	$90	$86	$1,154

* Additional information is provided in the Debt, Leases, Contingencies, Legal Matters, Pension and Other Post-Retirement Plans, Restructuring and Asset Impairment Activities, and Income Taxes Notes to Consolidated Financial Statements.

(a)          The Company’s debt agreements include various notes, debentures, bank loans and future minimum payments under capital leases for which payments will be payable through 2026.  The future minimum lease payments under capital leases at December 31, 2008 were not significant.  Obligations by period reflect stated contractual due dates.  Despite the stated maturity date, obligations under the Credit Facility, the 2016 Notes and the 2026 Debentures have been classified as current liabilities as described under Item 7 — Liquidity.

(b)         Represents operating lease obligations primarily related to buildings, land and equipment.  Such obligations are net of future sublease income and will be expensed over the life of the related lease contracts.

(c)          Final installment payments of fines provided in the settlement of U.S. and Canadian antitrust cases.

(d)         Represents estimated payments from accruals related to the Company’s cost reduction programs, including $2 million of unrecoverable future lease costs related to the closure of the Tarrytown, NY site.

(e)          Represents capital commitments for various open projects.

(f)            Represents interest payments related to the Company’s various debt agreements.

(g)         Primarily represents unconditional purchase commitments to purchase raw materials and tolling arrangements with outside vendors.

(h)         The Company has environmental liabilities for future remediation and operating and maintenance costs directly related to remediation. The Company estimates the environmental liability could range up to $146 million.  The Company has recorded a liability for environmental remediation of $107 million at December 31, 2008.

(i)             Includes $30 million of expected settlement payments of direct and indirect purchaser class action lawsuits, and securities cases (net of estimated insurance recoveries of $13 million).

(j)             The Company has post-retirement health care plans that provide health and life insurance benefits to certain retired and active employees and their beneficiaries.  These plans are generally not pre-funded and expenses are paid by the Company as incurred, with the exception of certain inactive government related plans that are paid from plan assets.

During 2008, the Company made payments of $31 million and $5 million for operating leases and unconditional purchase obligations, respectively.

The Company funds its defined benefit pension plans based on the minimum amounts required by law plus additional voluntary contribution amounts the Company deems appropriate.  Estimated future funding requirements are highly dependent on factors that are not readily determinable.  These include changes in legislation, returns earned on pension investment and other factors related to assumptions regarding future liabilities.  The Company made contributions of $42 million in 2008 to its domestic and international pension and post-retirement benefit plans (including payments made by the Company directly to plan participants).  See “Critical Accounting Estimates” below for details regarding current pension assumptions.  To the extent that current assumptions are not realized, actual funding requirements may be significantly different from those set out below. According to the requirement of the Pension Protection Act of 2006, the Company is not required to contribute to the domestic qualified pension plans in 2009.  The following table summarizes the estimated future funding requirements for defined benefit pension plans under current assumptions:

	Funding Requirements by Period
(In millions)	2009	2010	2011	2012	2013
Qualified domestic pension plans	$—	$28	$16	$18	$16
International and non-qualified pension plans	17	18	17	19	18
Total pension plans	$17	$46	$33	$37	$34

Other Sources and Uses of Cash

The Company expects to finance its continuing operations and capital spending requirements for 2009 from some combination of cash flows provided by operations, proceeds from sales of businesses, available cash and cash equivalents, additional sales of accounts receivable under its accounts receivable facility agreements, borrowings under its Credit Facility or other sources.  However, there is no assurance that the Company can complete its planned asset sales, that it can make further drawings under its Credit Facility (other than as permitted under the December 30, 2008 amendment) or that it may be able to undertake financing transactions in the debt capital markets.

At December 31, 2008, the Credit Facility had commitments of $500 million available through July 2010 subject to the applicable agreements as amended.  There were $180 million in drawings under the Credit Facility at December 31, 2008.  In addition, the Company had $75 million of outstanding letters of credit provided under the Credit Facility.  Under the terms of the amendment and waiver agreement with the lenders dated December 30, 2008, fixed limits were defined on the amount the Company can borrow under the Credit Facility revolver.  The limits were $180 million for the period ending December 31, 2008, $195 million for the period ending January 31, 2009 and then $190 million for the period ending March 30, 2009.  There was no undrawn availability under the Credit Facility as of December 31, 2008.

In addition, as of December 31, 2008, the Company had a U.S. accounts receivable facility that permitted sales of up to $100 million of domestic receivables to certain purchasers subject to certain eligibility and reserve requirements.  As of December 31, 2008, $36 million of domestic accounts receivable had been sold under this program that represented the maximum amount permitted under the terms of the facility.  In addition, the Company’s European subsidiaries had an accounts receivable facility that permitted sales of up to approximately $244 million subject to certain eligibility and reserve requirements.  As of December 31, 2008, a net amount of $67 million of international accounts receivable had been sold under this program, being restricted by limitations imposed by the purchaser due to the Company’s financial condition.

Included in cash and cash equivalents in the Company’s consolidated balance sheets at December 31, 2008 and 2007, are $1 million and $2 million, respectively of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.  There are no additional legal restrictions on these cash balances.

Credit Facility Covenants
Pursuant to a Credit Facility covenant, the Company and the domestic subsidiary guarantors were, in June of 2007, required to provide a security interest in the equity of their first tier subsidiaries (limited to 66% of the voting stock of first-tier foreign subsidiaries).  Under the terms of the indentures for the 7% Notes due 2009, 6.875% Notes due 2016 and the 6.875% Debentures due 2026 (the “Notes”), the Company is required to provide security for the Notes on an equal and ratable basis if (and for so long as) the principal amount of secured debt exceeds certain thresholds related to the Company’s assets.  The thresholds vary under each of the indentures.  In order to avoid having the Notes become equally and ratably secured with the Credit Facility obligations, the lenders agreed to limit the amount secured by the pledged equity to the maximum amount that would not require the notes to become equally and ratably secured (the “Maximum Amount”).

The Company’s Credit Facility contains covenants that limit the Company’s ability to enter into certain transactions, such as incurring additional indebtedness, payment of dividends, repurchasing its equity and entering into acquisitions, dispositions and joint ventures.  The Company is required to make certain periodic representations to the lenders, including compliance with covenants and that no material adverse change (as defined in the agreement) has occurred.  Under the two financial maintenance covenants, the Company is required to maintain a leverage ratio (adjusted total debt (“Total Debt”) to adjusted earnings before interest, taxes, depreciation and amortization for the last twelve months (“Bank EBITDA”), with adjustments to both debt and earnings being made in accordance with the terms of the Credit Facility agreement) where adjusted debt must not exceed 3.0 times Bank EBITDA and an interest coverage ratio (Bank EBITDA to interest expense as defined in the Credit Facility agreement) where Bank EBITDA must be at least 4.5 times interest expense.

The following table shows the calculation of the covenant ratios as of December 31, 2008 based on using the principle components as defined in the agreement:

		Interest
	Leverage	Coverage
(In millions)	Ratio	Ratio

Total Debt	1,259	N/A
Interest Expense	N/A	78
Bank EBITDA	334	334

Calculated Ratio	3.77	4.25

Maximum Ratio per Agreement	3.00	N/A
Minimum Ratio per Agreement	N/A	4.50

N/A = Not Applicable

As noted above, the Company was not in compliance with the financial maintenance covenants of the Credit Facility as of December 31, 2008.  On December 30, 2008, we obtained a 90-day waiver of compliance with these covenants from the lenders under the Credit Facility.  This waiver expires on March 30, 2009.  In connection with the amendment and waiver agreement to the Credit Facility, the Company and the Domestic Subsidiary Guarantors entered into a Second Amended and Restated Pledge and Security Agreement.  In addition to the prior pledge of equity granted to secure the Credit Facility obligations, the Company and the Domestic Subsidiary Guarantors granted a security interest in its domestic inventory.  The value of this security interest continues to be limited to the Maximum Amount.

Pursuant to the amendment and waiver, during the waiver period, the margin added to calculate interest rates has been increased from 0.60% to 2.60% per annum for base rate advances and from 1.60% to 3.60% per annum for EURIBO Rate advances.  Additionally, the unused commitment fee was increased from 0.40% to 1.00% per annum.  Further, a restricted payment covenant was added to the Credit Facility, restricting the ability of the Company to make cash dividends and repurchase its equity during the waiver period, subject to certain limited exceptions.

On January 23, 2009, the Company entered into a new U.S. accounts receivable facility with up to $150 million of capacity and a three-year term.  Lenders who participated reduced their commitments to the Credit Facility pro-rata to their participation in the new securitization facility.  As a result, lender commitments under the Credit Facility were further reduced from $500 million to $350 million.  The Company is currently in discussions to revise certain terms of its European accounts receivable facility under which we are currently unable to sell additional receivables.  The anticipated revisions include among other matters, significantly reducing the value of accounts receivable that can be sold under the facility from approximately $244 million (€175 million) to approximately $98 million (€70 million) and changes to the subsidiaries eligible to sell accounts receivable under the facility.  These revisions are subject to final approval and documentation.

The Company has issued standby letters of credit with various financial institutions which utilize available capacity under the Credit Facility.  At December 31, 2008, the Company had $75 million of outstanding letters of credit primarily related to liabilities for environmental remediation insurance obligations and European value added tax (VAT) obligations.  During the 90-day waiver period ending on March 30, 2009, letters of credit are not permitted to exceed $97 million in value.

RESULTS OF OPERATIONS

(In millions, except per share data)

	2008	2007	2006
Net Sales
Polymer Additives	$1,580	$1,806	$1,712
Performance Specialies	999	911	670
Consumer Products	516	567	566
Crop Protection	394	352	311
Other	57	111	199
Net Sales	$3,546	$3,747	$3,458

Operating Profit (Loss)
Polymer Additives	$11	$62	$118
Performance Specialies	111	116	93
Consumer Products	50	62	56
Crop Protection	78	58	28
Other	1	(3)	11
Segment Operating Profit	251	295	306

General corporate expense including amortization	(99)	(91)	(80)
Change in useful life of property, plant and equipment	(32)	(40)	(18)
Facility closures, severance and related costs	(26)	(36)	(5)
Antitrust costs	(12)	(35)	(90)
Merger costs	—	—	(17)
Loss on sale of businesses	(25)	(15)	(11)
Impairment of long-lived assets	(986)	(19)	(80)
Total Operating (Loss) Profit	(929)	59	5

Interest expense	(78)	(87)	(102)
Loss on early extinguishment of debt	—	—	(44)
Other income (expense), net	7	(13)	(6)
Loss from continuing operations before income taxes	(1,000)	(41)	(147)
Income tax benefit (provision)	27	(4)	(126)

Loss from continuing operations	(973)	(45)	(273)
Earnings from discontinued operations	—	18	20
Gain on sale of discontinued operations	—	24	47
Net Loss	$(973)	$(3)	$(206)

Basic and Diluted Earnings (Loss) Per Common Share
Loss from continuing operations before cumulative effect of accounting change	$(4.01)	$(0.18)	$(1.13)
Earnings from discontinued operations	—	0.07	0.08
Gain on sale of discontinued operations	—	0.10	0.20
Net Loss	$(4.01)	$(0.01)	$(0.85)

2008 COMPARED TO 2007

Overview

Consolidated net sales of $3,546 million for 2008 were $201 million lower than the prior year.  Net sales decreased by $227 million due to lower volume and product mix, $205 million due to business divestitures (oleochemicals business, organic peroxides business and the Celogen®, Diamond, and Terraclor product lines), which were partially offset by $159 million in increased selling prices, $52 million in favorable foreign currency translation and $20 million from the Kaufman acquisition in the first quarter of 2007.

Gross profit decreased by $128 million to $736 million for 2008 as compared with the 2007.  Gross profit as a percentage of sales declined to 21% in 2008 from 23% in 2007.  The decrease in gross profit reflects $205 million impact from increases in raw material and energy costs, $41 million in lower volume, $30 million in unfavorable manufacturing costs and $11 million in other cost increases.  These unfavorable factors were partially offset by $159 million in higher selling prices.  Unfavorable manufacturing costs were primarily driven by unallocated overhead resulting from temporary plant closures during the fourth quarter of 2008.

Selling, general and administrative (“SG&A”) expense of $332 million for 2008 was $40 million lower than in 2007.  This decrease is primarily due to the impact of the Company’s restructuring program that was announced in June 2007 and other cost reduction initiatives.

Depreciation and amortization expense of $237 million for 2008 was $32 million lower than in 2007.  This decrease is primarily due to a net reduction in accelerated depreciation of property, plant and equipment of $23 million.  In 2007, accelerated depreciation was related to the closure of certain antioxidant manufacturing facilities in Europe, and in 2008 it was principally related to the oleochemicals business which was sold in the first quarter of 2008.

Research and development expense of $51 million for 2008 was $11 million lower than in 2007 as a result of cost reduction initiatives.

Facility closure, severance and related costs for 2008 were $26 million, which was due primarily to the Company’s restructuring program announced in December 2008.  The 2007 costs of $36 million were primarily severance costs related to the Company’s 2007 cost savings initiatives.

The Company incurred antitrust costs of $12 million in 2008 compared with $35 million in 2007.  Antitrust costs for 2008 were primarily related to settlement offers made to certain rubber chemical claimants and legal costs associated with antitrust investigations and civil lawsuits.  Antitrust costs for the same period in 2007 primarily represented settlement offers made to certain urethane and rubber chemicals claimants, indirect case claimants, securities class action plaintiffs and legal costs associated with the antitrust investigations and civil lawsuits.

Loss on sale of business of $25 million in 2008 was primarily related to the sale of the oleochemicals business.  The loss on sale of business of $15 million in 2007 was primarily related to the sale of the Celogen® product line.

The impairment of long-lived assets of $986 million in 2008 was primarily related to reducing the carrying value of goodwill in the Company’s Consumer Products and Polymer Additives segments.  The impairment of long-lived assets was $19 million in 2007.  Included in this charge was $9 million related to the Company’s Ravenna, Italy facility, $4 million related to facilities affected by the 2007 restructuring programs, $3 million related to the sale of the Marshall, Texas facility and $3 million related to the Company’s legacy ERP systems.

The Company incurred an operating loss of $929 million for 2008 compared with operating profit of $59 million for 2007.  The decrease in operating profit reflects a $967 million increase in impairment of long-lived assets (2008 included a $985 million impairment of goodwill associated with the Polymer Additives and Consumer Products segments and a $1 million impairment of property, plant and equipment), a $128 million decrease in gross profit discussed above and a $10 million increase in loss on sale of business.  These unfavorable impacts were partially offset by a $51 million decrease in selling, general, administrative, and research and development (“SGA&R”) expenses due to savings from the 2007 restructuring program and cost-reduction initiatives, a $32 million decrease in depreciation and amortization, a $23 million decrease in antitrust costs, a $10 million increase in facility closures, severance and related costs and a $1 million in other cost decreases.

Loss from continuing operations for 2008 was $973 million, or $4.01 per diluted share, as compared to a loss of $45 million, or $0.18 per diluted share, for the same period of 2007.

Polymer Additives

Net sales for the Polymer Additives segment of $1,580 million in 2008 decreased by $226 million compared with 2007.  Operating profit of $11 million for 2008 decreased $51 million compared with $62 million for 2007.

The decrease in net sales reflects a $145 million reduction resulting from the divestiture of the oleochemicals business and the organic peroxides product line, and a decrease in volume of $188 million related primarily to the plastic antioxidants, flame retardants and PVC additives product lines.  These reductions were partially offset by a $78 million increase due to improvements in selling prices primarily to recover higher raw material and energy costs, and $29 million of favorable foreign currency translation.

Operating profit reflected the impact of $122 million in raw material and energy cost increases, $24 million from lower volume and unfavorable product mix, $21 million of increased manufacturing costs, and $6 million related to divestitures.  These decreases in operating profit were partially offset by $78 million from increased selling prices, a $16 million reduction in accelerated depreciation of certain assets, $7 million reduction in corporate charges, $7 million from lower general administrative and selling expenditures, $7 million from lower distribution costs, $3 million in reduced R&D spending, $3 million of favorable currency translation and a $1 million increase in equity income.

Performance Specialties

Net sales in the Performance Specialties segment of $999 million for 2008 increased by $88 million as compared with 2007.  Operating profit decreased $5 million to $111 million compared with $116 million in 2007.

The net sales increase of $88 million was due to $69 million in higher selling prices, $20 million from the first quarter 2007 acquisition of Kaufman, and a $9 million benefit related to favorable foreign currency translation, partially offset by a $10 million decrease in volume.

The reduction in operating profit reflected the effect of raw material cost increases of $63 million, higher distribution costs of $10 million, increased manufacturing costs of $8 million, a $4 million impact from lower volume, one-time manufacturing expenses related to a supply agreement of $2 million, and net inventory write-offs of $1 million. These unfavorable factors were partially offset by $69 million from higher selling prices, an $8 million reduction in corporate charges, a $4 million increase due to the Kaufman acquisition, and $2 million in favorable foreign currency translation.

Consumer Products

The Consumer Products segment reported net sales of $516 million for 2008, compared with $567 million for 2007.  Operating profit was $50 million for 2008, which reflects a decrease of $12 million from the $62 million reported in 2007.

The net sales decrease of $51 million was due to a $72 million decrease in sales volume, partially offset by improvements in selling prices of $14 million and favorable foreign currency translation of $7 million.  The loss in volume during 2008 is attributable to lower volume of distributor sales, following the decision to terminate sales though this channel, lower dealer and international sales due to a combination of poor weather conditions and constrained consumer spending, partially offset by higher sales in the mass market channel.

The reduction in operating profit was primarily driven by $35 million in lower volume, $10 million of higher raw material costs and $2 million from unfavorable manufacturing costs.  These decreases in operating profit were partly offset by a $14 million increase in selling prices, a $9 million reduction in the cost of marketing programs, a $7 million reduction in corporate charges, a $4 million reduction in distribution costs and $1 million from foreign currency translation.

Crop Protection

Net sales for the Crop Protection segment were $394 million for 2008, an increase of $42 million over 2007.  Operating profit of $78 million increased by $20 million over 2007.

The increase in net sales reflects an increase of $44 million from organic volume growth primarily due to increased demand for products across Europe and an $8 million benefit from foreign currency translation, slightly offset by $3 million in reduced selling prices and $7 million due to the sale of certain product lines.

The increase in operating profit was primarily driven by $19 million in higher volume and favorable product mix, $4 million from lower manufacturing costs, $3 million from reduced R&D project spending, $3 million from reduced corporate charges, $2 million due to favorable foreign currency translation, a $1 million reduction in provision for doubtful accounts related to certain customers in Brazil, and a net reduction of $4 million from other cost savings programs.  These favorable factors were partly offset by the product line divestitures that reduced operating profit by $6 million, increased raw materials costs of $4 million, distribution cost increases of $3 million, and a $3 million decrease in selling prices.

Other

Net sales for the Company’s non-core businesses, reported in the Other segment, were $57 million for 2008, a decrease of $54 million from 2007.  Operating profit of $1 million increased by $4 million relative to 2007.

The $54 million decline in net sales was primarily from the sale of the Celogen® foaming agent product line in June of 2007 with an impact of $52 million.  Other factors include a $2 million decline from unfavorable foreign currency translation, a $1 million decline due to volume and product mix driven by discontinuing production of the remaining rubber chemicals, and an increase of $1 million from higher selling prices.

Operating profit increased $4 million over the prior year due to a $4 million increase from volume and mix, a reduction in accelerated asset retirement obligations of $4 million, an improvement in price of $1 million and other costs reductions of $1 million, offset by raw material and energy cost increases of $6 million.

General Corporate

General corporate expenses include costs and expenses that are of a general nature or managed on a corporate basis.  These costs primarily represent corporate administration services, costs related to corporate headquarters, management compensation plan expenses related to executives and corporate managers and all amortization expense.  Functional costs are allocated between the business segments and general corporate expense.

General corporate expense was $99 million for 2008, which included $45 million of amortization expense related to intangibles, compared with $91 million for 2007, which included $40 million of amortization expense.

Amortization expense in 2008 included a $4 million charge related to the acceleration of amortization of the intangible value of the Company’s discontinued Sun® brand product line.  The remaining increase in corporate expense of $3 million, net of amortization, was primarily due to a $7 million charge relating to an assumed lease, a $4 million benefit in 2007 from the sale of an office lease and a $1 million pension settlement in Canada.  These increases were offset by $5 million curtailment gain due to the decision to eliminate future earnings benefits of participants in certain international pension plans, and a $5 million benefit related to the recovery of insurance proceeds associated with hurricanes Katrina and Rita in 2005 and a facility fire in 2004 and other cost decreases of $1 million.

Other Expenses

Interest expense of $78 million for 2008 is $9 million lower than in 2007.  The decrease was due to lower average borrowings under the Company’s credit facilities.

Other income, net was $7 million in 2008 compared with $13 million of expense in 2007.  The $20 million increase in income reflects an increase in favorable foreign currency gains of $14 million, lower minority interest expense of $6 million, lower costs associated with the accounts receivable facilities of $5 million and an increase in interest income of $1 million, partially offset by fees and expenses associated with the Credit Facility amendment and waiver in December 2008 of $6 million.

Income Taxes

The Company’s income tax benefit from continuing operations was $27 million in 2008 compared with tax expense of $4 million in 2007, an increase in benefit of $31 million.  This change is principally due to the mix of domestic versus foreign earnings, a book based goodwill impairment charge and the increase of a valuation allowance against the Company’s deferred tax assets.

Discontinued Operations

Gain on sale of discontinued operations in 2007 was $24 million (net of $13 million of tax).  The gain includes $23 million related to the sale of the EPDM business and $2 million related to the final contingent earn-out proceeds related to the sale of the OrganoSilicones business, partially offset by a loss of $1 million from the sale of the Optical Monomers business.

Earnings from discontinued operations in 2007 was $18 million (net of $9 million of tax), which reflect the operations of the EPDM, fluorine and optical monomers businesses that were subsequently sold.

2007 COMPARED TO 2006

Overview

Consolidated net sales for 2007 of $3,747 million rose $289 million as compared to 2006 net sales of $3,458 million.  The increase in sales primarily reflects a net $173 million attributable to acquisitions and divestitures, $61 million of favorable foreign currency impact, $43 million from higher selling prices and other increases of $12 million, primarily related to sales volume and product mix.  The increases in selling prices occurred within the Polymer Additives, Performance Specialties and Consumer Products segments and were the result of passing raw material cost increases through to customers.  The Company’s selling prices increases during the year did not offset increases in raw material costs during 2007.

Gross profit increased $33 million for 2007 as compared with 2006.  Gross profit as a percentage of sales declined to 23% from 24% for 2007 and 2006, respectively.  The gross profit increase is due to $43 million in higher selling prices, a $38 million benefit related to higher sales volume and changes in product mix, a net $38 million related to acquisitions and divestitures, $10 million in manufacturing cost savings initiatives, $4 million from reduced spending on corporate programs and other increases of $1 million.  These increases were offset partially by higher raw material and energy costs of $99 million and a $2 million unfavorable foreign currency impact.

SG&A of $372 million for 2007 increased $10 million from $362 million for 2006. SG&A in 2007 included higher spending related to legal fees, insurance and pension costs, which were offset principally by restructuring savings.

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

Facility closures, severance and related costs were $36 million for 2007, as compared with $5 million for 2006.  The 2007 costs are primarily for severance costs related to the restructuring plans announced in the second quarter of 2007.  The 2006 costs were primarily severance costs related to the Company’s 2006 cost savings initiatives, offset in part by the reversal of reserves related to the Company’s 2004 restructuring initiative that were no longer deemed necessary.

The Company incurred antitrust costs of $35 million for 2007 as compared with $90 million for 2006. Antitrust costs for 2007 includes $20 million for settlement offers made to certain urethanes, rubber chemical, securities case claimants and $15 million for legal costs associated with the antitrust investigations and civil lawsuits.  The 2006 costs included $70 million primarily for settlement offers made to certain rubber chemicals, EPDM, plastic additives, urethanes, indirect cases, and securities class action claimants and $20 million for legal costs associated with the antitrust investigations and civil lawsuits.

The Company incurred $17 million of merger costs in 2006.  These non-capitalizable costs primarily consist of consulting expenses and relocation related costs directly attributable to the merger with Great Lakes and severance for Crompton employees. No merger costs were incurred in 2007.

The loss on sale of business of $15 million in 2007 primarily relates to the sale of the Celogen® product line in June 2007.  The loss on sale of business of $11 million in 2006 primarily related to the sale of the IWA business in May 2006.

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

Operating profit of $59 million for 2007 increased $54 million as compared with operating profit of $5 million for 2006.  This increase is primarily due to an increase in gross profit of $33 million, lower antitrust costs of $55 million, lower merger costs of $17 million and a $61 million reduction in charges for the impairment of long-lived assets, partially offset by a $65 million increase in depreciation and amortization expense, $31 million higher facility closures, severance and related costs, higher SG&A of $10 million, an increase in loss on sale of business of $4 million, a $1 million increase in research and development costs and other cost increases of $1 million.

Loss from continuing operations for 2007 was $45 million, or $0.18 per diluted share, as compared to a loss of $273 million, or $1.13 per diluted share, for the same period of 2006.  This increase is primarily due to the increase in operating profit discussed above and decreases in interest expense, loss on early extinguishment of debt and income tax expense.

Polymer Additives

Net sales for the Polymer Additives segment were $1.8 billion in 2007, an increase of $94 million from sales of $1.7 billion for 2006.  Reported operating income of $62 million in 2007 was $56 million lower than that reported for the same period in 2006.

The increase in net sales reflected the Company’s ability to regain sales volume, primarily in plastic surfactants and PVC plastic additives products, which accounted for $38 million of the improvement and $26 million related to the effect of favorable foreign currency impact.  Additionally, selling price increases of $30 million reflect the Company’s ability to pass through a portion of the escalating cost of raw materials.

The decrease in operating income was impacted by $77 million of raw material and energy cost increases, $30 million in accelerated depreciation and $6 million of unfavorable foreign currency impact.  These factors were partially offset by a $30 million increase in customer price, a net $19 million increase due to product mix and $8 million in favorable manufacturing costs.

Performance Specialties

Net sales in the Performance Specialties segment were $911 million in 2007, an increase of $241 from sales of $670 million for the same period in 2006.  Reported operating income was $116 million, an increase of $23 million from $93 million reported for the same period in 2006.

The increase in net sales is driven by the acquisition of Kaufman accounting for $181 million, organic sales volume growth of $34 million, $14 million from the favorable effect of foreign currency translation and $12 million of higher selling prices.  Selling price increases reflect the Company’s ability to pass through a portion of raw material increases to customers.

The increase in operating income reflects a $23 million benefit from the Kaufman acquisition.  Additionally, results from improved efficiencies and changes in sales mix towards higher margin products accounted for $9 million.  These factors were offset by $19 million related to the rising cost of raw materials of which $12 million was recaptured through certain pricing and $2 million of other costs.

Consumer Products

Net sales for the Consumer Products segment were $567 million in 2007, an increase of $1 million from sales of $566 million for the same period in 2006.  Reported operating income of $62 million for 2007, increased by $6 million from the $56 million reported for the same period in 2006.

The increase in net sales is driven by improvement in selling prices of $11 million, a $10 million benefit related to the effect of favorable foreign currency and $1 million related to an acquisition in late 2006.  These factors were partially offset by a decrease of $21 million in sales volume.  The loss of volume is primarily attributable to lower volume in the professional sales, household and international channels, which were mostly offset by higher sales in the U.S. mass market channel.

The increase in operating income reflects the $11 million increase in selling price, a net $2 million benefit from favorable foreign currency translation.  These factors were partially offset by a $3 million charge related to manufacturing efficiencies, $3 million of increased raw materials costs and $1 million of other costs.

Crop Protection

Net sales for the Crop Protection segment were $352 million for 2007, an increase of $41 million from sales of $311 million for the same period in 2006.  Operating income of $58 million for 2007 increased by $30 million over the same period in 2006.

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

The increase in operating income reflects $15 million in higher volumes, $6 million in cost savings initiatives and $1 million related to the favorable effect of foreign currency.  Additionally, the results of $4 million gain from the sales of certain assets in the fourth quarter and $1 million from the full year impact of the Trace acquisition.  In 2006 there was an $11 million charge in Brazil for doubtful accounts that was not required in 2007.  These factors were partially offset by a decline in selling prices of $7 million and $1 million of other costs.

Other

Net sales for the Company’s other businesses, primarily non-core operations, were $111 million for 2007 representing a decrease of $88 million compared with net sales of $199 million for the same period in 2006.  Operating loss decreased to $3 million for 2007 compared with operating income of $11 million in the same period of 2006.  The decline in net sales reflects the sale of the Celogen® foaming agent product line in the second quarter of 2007.

General Corporate

General corporate expenses include costs and expenses that are of a general nature or managed on a corporate basis.  These costs primarily represent corporate administration services, costs related to corporate headquarters, and management compensation plan expenses related to executives and corporate managers.  General corporate expenses also include all amortization expenses.  General corporate expenses of $91 million for 2007 increased by $11 million compared with same period in 2006, due primarily to increases in pension costs, environmental reserves and lobbying expenses.

Other Expenses

Interest expense decreased by $15 million for 2007 compared with the same period in 2006.  The decrease was due primarily to the early retirement of the Company’s 9.875% Senior Notes due 2012 and the Floating Rate Notes due 2010 in 2006.

Other expense, net was $13 million for 2007 as compared with other expense, net of $6 million for 2006.  The increase was primarily due to higher minority interest expense of $7 million and an increase of $5 million in costs associated with accounts receivable facilities, offset by favorable foreign currency of $21 million.  Additionally, 2006 included income of $12 million related to equity income and the gain on sale of the Company’s Davis Standard joint venture, which was sold in October 2006 and $4 million for a favorable settlement of a contractual matter.

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

The tax benefit associated with the Company’s 2007 pre-tax loss was impacted by non-deductible antitrust costs, newly established reserves for uncertain tax positions, foreign source income subject to U.S. taxation, tax law changes and income tax credits.

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

For 2006, the Company recorded a gain on sale of discontinued operations of $47 million (net of taxes of $21 million), or $0.20 per diluted share, related to the sale of the OrganoSilicones business in July of 2003.  This gain primarily represents the recognition of the additional contingent earn-out proceeds.

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

CRITICAL ACCOUNTING ESTIMATES

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Accounting estimates and assumptions in this section are those the Company considers to be the most critical to understanding of our financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we note that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.  Actual results could differ from such estimates. The following paragraphs summarize the Company’s critical accounting estimates.  Significant accounting policies used in the preparation of the Company’s consolidated financial statements are discussed in the Notes to Consolidated Financial Statements.

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

The Company tests the recoverability of goodwill for each of its reporting units on an annual basis as of July 31, or when events occur or circumstances change, by comparing the net book value to the estimated fair value of each of its reporting units to determine if there is a potential impairment issue. The fair value is estimated based on discounted projected cash flows. In estimating the discounted projected cash flows, the Company utilizes estimated long-term revenue and cash flow forecasts developed as part of its planning process, as well as assumptions of terminal value, together with its weighted average cost of capital, to determine fair value. If the fair value is not sufficient to cover the carrying value of the reporting unit, the Company calculates the goodwill impairment amount related to that reporting unit in accordance with FASB Statement 142, “Goodwill and Other Intangible Assets.” Any impairment is charged against earnings in the period in which the amount has been determined.

During the quarter ended June 30, 2008, the Company updated its long-term financial projections for each of its businesses.  The projections for the Consumer Products segment indicated an inability to sustain the level of goodwill associated with that segment.  A goodwill impairment charge of $320 million was recorded in this reporting unit in the second quarter of 2008.

The Company’s cash flow projections, used to estimate the fair value of its reporting units, are based on subjective estimates.  Although the Company believes that its projections reflect its best estimates of the future performance of its reporting units, changes in estimated revenues or operating margins could have an impact on the estimated fair values.  Any increases in estimated reporting unit cash flows would have had no impact on the carrying value of goodwill in that reporting unit.  However, a decrease in future estimated reporting unit cash flows could require the Company to determine whether recognition of a goodwill impairment charge was required.  Based on the estimated fair values used to test goodwill for impairment in accordance with FASB Statement No. 142, the Company concluded that no impairment existed in any of its reporting units at July 31, 2008.

During the third quarter of 2008, significant weakness developed in global financial markets, resulting in decreases in the valuation of public companies and restricted availability of capital.  Further, it appeared that the global economy was entering into a recession. During this period, the Company’s stock price fell to a value that was at a significant discount to the per share value of the Company’s book value.  These events were of sufficient magnitude for the Company to conclude that it was appropriate to perform a goodwill impairment review as of September 30, 2008.

With the speed of events, there was not yet a body of forecast information from which to assess the likely intensity or duration of the recession or quantify the likely impact on the industries the Company serves.  The Company therefore used its own best estimates of the effects of the macroeconomic changes on the industries its serves to develop an updated view of its projections.  Those updated projections were used to compute updated estimated fair values of its reporting units.  Based on these estimated fair values used to test goodwill for impairment in accordance with FASB Statement No. 142, the Company concluded that no impairment existed in any of its reporting units at September 30, 2008.

The Company saw order volumes decline sharply in November and December of 2008 as its customers experienced, or anticipated, reductions in demand from the industries they serve. These order reductions primarily related to the Company’s Polymer Additives and Performance Specialties business segments in electronic, polyolefin, building and construction and general industrial applications.

The Company also adjusted its plant production rates to align with customer demand and its inventory reduction goals. As a result, a significant number of the Company’s facilities were idled during various times in the latter part of the fourth quarter of 2008.

The changes in financial performance during the fourth quarter 2008 and the outlook in 2009, coupled with continuing adverse equity market conditions that caused a decrease in current market multiples and the Company’s stock price, were of sufficient magnitude for the Company to conclude that it was appropriate to perform a goodwill impairment review during the fourth quarter of 2008.  These updated projections, which estimate the effects and timing of the macroeconomic changes on the industries the Company serves, were used to compute updated estimated fair values of its reporting units.  Based on the estimated fair values, the Polymer Additives and Consumer Products segments indicated an inability to sustain the level of goodwill associated with each segment and as a result, goodwill impairment charges of $445 million and $220 million were recorded in the Polymer Additives and Consumer Products reporting units, respectively, in the fourth quarter of 2008.

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

The recognition of goodwill impairment charges does not have a direct impact on the Company’s liquidity and capital resources because impairment charges are non-cash losses that do not impact the leverage or interest coverage ratios under the Company’s Credit Facility.

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

Each quarter, the Company evaluates and reviews estimates for future remediation, and operation and management costs directly related to remediation, to determine appropriate environmental reserve amounts. For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operation and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes that such costs are estimable.  As of December 31, 2008, the Company’s reserves for environmental remediation activities totaled $107 million.  The Company estimates the environmental liability could range up to $146 million at December 31, 2008.  The Company’s reserves include estimates for determinable clean-up costs.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable.

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

Prior to 2008, the Company measured all plan assets and liabilities as of November 30, as permitted under SFAS 87. In accordance with SFAS 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, 132(R), from 2008, the Company’s assumptions used to measure the annual pension and postretirement benefit expense are determined as of the balance sheet date and all plan assets and liabilities be reported as of that date.  Accordingly, as of the beginning of the 2008 fiscal year, the Company changed the measurement date for the annual pension and postretirement benefit expense and all plan assets and liabilities from November 30 to the year-end balance sheet date.  As a result of this change in measurement date, the Company recorded an after tax increase of $1 million to the opening accumulated deficit.

Pension Plans

Pension liabilities are measured on a discounted basis and the assumed discount rate is a significant assumption. At each measurement date, the discount rate is based on interest rates for high-quality, long-term corporate debt securities with maturities comparable to our liabilities. At December 31, 2008, the Company utilized a weighted average discount rate of 6.00% for domestic pension plans, which was the same as that used at November 30, 2007.  For the international and non-qualified plans, a weighted average discount rate of 5.82% was used at December 31, 2008, compared to 5.54% used at November 30, 2007. As a sensitivity measure, a 25 basis point reduction in the discount rate for all plans would result in approximately a $2 million decrease in pre-tax earnings for 2009.

The domestic discount rate adopted at December 31, 2008 utilizes an interest rate yield curve to determine the discount rate pursuant to Emerging Issues Task Force (EITF) Topic No. D-36, “Selection of Discount Rates Used for Measuring Defined Benefit Pension Obligations and Obligations of Post Retirement Benefit Plans Other Than Pensions.”  The yield curve is comprised of AAA/AA bonds with maturities between zero and thirty years.  The Company discounts the annual cash flows of its domestic pension plans using this yield curve and develops a single-point discount rate matching the plan’s payout structure. The Company has examined the suitability of the methodology adopted in view of widening of the spread of bond yields at varying maturities in 2008, and has decided that the current approach of examining the yield curve and excluding the highest and lowest 10% of the distribution at each maturity is sufficient to ensure that the resulting discount rate is not unduly influenced by current market conditions.

A similar approach is used to determine the appropriate discount rates for the international plans. The actual method used varies from country to country depending on the amount of available information on bond yields to be able to estimate a single-point discount rate to match the plans’ benefit disbursements.

The Company’s weighted average estimated rate of compensation increase was 3.84% for all domestic and international pension plans combined at December 31, 2008.  As a sensitivity measure, an increase of 25 basis points in the estimated rate of compensation increase would decrease pre-tax earnings for 2009 by an immaterial amount.

The expected return on pension plan assets is based on our investment strategy, historical experience, and expectations for long-term rates of return. The Company determines the expected rate of return on plan assets for the domestic and international pension plans by applying the expected returns on various asset classes to the Company’s target asset allocation.

The Company utilized a weighted average expected long-term rate of return of 7.75% on all domestic plan assets and a weighted average rate of 7.50% for the international plan assets at December 31, 2008. Even though global investment performance in 2008 was poor, this assumption is a long-term assessment of future expectations, which should not be unduly influenced by short-term performance.  The expected long-term rate of return assumption has been revised as of December 31, 2008 to reflect current expectations of future capital market performance.

Historical returns are evaluated based on an arithmetic average of annual returns derived from recognized passive indices, such as the S&P 500, for the major asset classes. The Company looked at the arithmetic averages of annual investment returns from passive indices, assuming a portfolio of investments that follow the current target asset allocation for the domestic plans over several business cycles, to obtain an indication of the long-term historical market performance.  The arithmetic average return over the past 20 years was 8.2%, and over the past 30 years it was 10.8%. Both of these values exceed the 7.75% domestic expected return on assets.

The poor performance of global equity markets in 2008 has had a significant effect on the invested assets of the Company’s plans. The actual annualized return on plan assets for the domestic plans for the 12 months ending December 31, 2008 was approximately (12%) (net of investment expenses), which was significantly less than the expected return on asset assumption for the year, resulting in a loss for the plans. Similarly, the international plans earned a weighted average return of approximately (16%) (in local currency terms, before allowing for the significant appreciation of the U.S. dollar against major currencies in 2008, a reversal of the situation in 2007) and approximately (37%) in U.S. dollar terms.

The Company’s revised target asset allocation for the domestic pension plans is based on investing 50% of plan assets in equity instruments, 45% of plan assets in fixed income investments and 5% in real estate.  At December 31, 2008, 39.8% of the portfolio was invested in equities, 53.5% in fixed income investments and the remainder in real estate and other investments.  The target allocation was reviewed and changed during 2008, with a view to managing the level and volatility of investment returns.

The Company has unrecognized actuarial losses relating to its pension plans which have been included in its consolidated balance sheet but not in the consolidated statements of operations. The extent to which these unrecognized actuarial losses will impact future pre-tax earnings depends on whether the unrecognized actuarial losses are deferred through the asset-smoothing mechanism (the market related value as defined by FASB Statement No. 87, “Employers’ Accounting for Pensions” (“FAS 87”)), or though amortization in pre-tax earnings to the extent that they exceed a 10% amortization corridor, as defined by FAS 87, which provides for amortization over the average remaining participant career. The amortization of unrecognized net losses existing as of December 31, 2008 will result in a $10 million decrease to pre-tax earnings for 2009 ($10 million for the qualified domestic plans and an immaterial amount for the international and non-qualified plans). Since future gains and losses beyond 2008 are a result of various factors described herein, it is not possible to predict with certainty to what extent the combination of current and future losses may exceed the 10 percent amortization corridor and thereby be subject to further amortization.  At the end of 2008 unrecognized net losses amounted to $288 million for the qualified domestic plans and $53 million for the international and non-qualified plans.  Of these unrecognized losses, $120 million for the domestic plans and $38 million for the international plans are deferred through the asset smoothing mechanism as required by FAS 87.

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

	Pension (Income) Expense By Period
(In millions)	2009	2010	2011	2012	2013
Qualified domestic pension plans	$2	$6	$8	$12	$16
International and non-qualified pension plans	8	8	8	9	9
Total pension plans	$10	$14	$16	$21	$25

The following tables show the impact of a 100 basis point change in the actual return on assets on the pension (income) expense.

	Change in Pension (Income) Expense By Period
	2009	2010	2011	2012	2013
Increase (decrease)	100 Basis Point Increase in Investment Returns
Qualified domestic pension plans	$—	$—	$(1)	$(1)	$(1)
International and non-qualified pension plans	—	—	—	—	(1)
Total pension plans	$—	$—	$(1)	$(1)	$(2)

Increase (decrease)	100 Basis Point Decrease in Investment Returns
Qualified domestic pension plans	$—	$—	$1	$1	$1
International and non-qualified pension plans	—	—	—	—	1
Total pension plans	$—	$—	$1	$1	$2

Other Post-Retirement Benefits

The Company provides post-retirement health and life insurance benefits for current retired and active employees and their beneficiaries and covered dependents for certain domestic and international employee groups.

The discount rates adopted by the Company for the valuation of the post-retirement health care plans were determined using the same methodology as for the pension plans. An analysis of the duration of the liabilities and future cash flows showed that it was appropriate to use the same discount rates for the domestic post-retirement health care plans as were used for the domestic pension plans at December 31, 2008, namely 6.00%.  Based on the duration of the liabilities for the international plans, a weighted average rate of 6.07% was used.  As a sensitivity measure, a 25 basis point reduction in the discount rate would result in an immaterial decrease in pre-tax earnings for 2009.

Assumed health care cost trend rates are based on past and current health care cost trends, considering such factors as health care inflation, changes in health care utilization or delivery patterns, technological advances, and the overall health of plan participants.  The Company uses health care trend cost rates starting with an initial level of 7.50% for the domestic arrangements and grading down to an ultimate level of 5.00%. For the international arrangements, the weighted average initial rate is 8.84%, grading down to 5.05%.

The pre-tax post-retirement healthcare expense was $9 million in 2008.  The following table summarizes projected post-retirement benefit expense based upon the various assumptions discussed above.

(In millions)	Pre-Tax Expense by Period
	2009	2010	2011	2012	2013
Domestic and international post-retirement benefit plans	$8	$8	$8	$8	$7

Income Taxes

Income taxes payable reflects the Company’s current tax provision and management’s best estimate of the tax liability relating to the outcome of uncertain tax positions. If the actual outcome of uncertain tax positions differs from the Company’s best estimates, an adjustment to income taxes payable could be required, which may result in additional income tax expense or benefit.

The Company records deferred tax assets and liabilities based on differences between the book and tax basis of assets and liabilities using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. The Company also records deferred tax assets for the expected future tax benefits of net operating losses and income tax credit carryforwards.

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

Tax expense for 2008 includes a charge of $9 million relating to earnings of certain foreign subsidiaries where the Company has recorded a deferred income tax liability associated with the intent to repatriate those earnings in a subsequent period.  The Company also has earnings of certain foreign subsidiaries where the Company considers these earnings to be indefinitely reinvested in their operations.  As such, no U.S. tax cost has been provided on approximately $265 million of earnings at December 31, 2008.  If the Company changes its intent related to these earnings additional tax would be required.

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

As a result of the implementation of FIN 48, the Company recognized a $2 million decrease in the liability for unrecognized tax benefits. The liability for unrecognized tax benefits at adoption was $56 million.  Included in the balance of unrecognized tax benefits at January 1, 2007 was $44 million of tax benefits that, if recognized, would affect the effective tax rate.  Also included in the balance of unrecognized tax benefits at January 1, 2007 was $16 million of tax benefits that, if recognized, would result in a decrease to goodwill recorded in purchase business combinations.  Effective January 1, 2009, all future adjustments to unrecognized tax benefits related to these prior business combinations will be recorded in the statement of operations in accordance with FASB Statement No. 141 (revised 2007), “Business Combinations.”

The Company has a liability for unrecognized tax benefits of $85 million and $66 million at December 31, 2008 and 2007, respectively.

Contingencies

On an ongoing basis, the Company assesses potential liabilities related to any lawsuits or claims brought against it, including antitrust related matters.  The Company accrues for such liabilities when it determines that it is probable that a loss has been incurred and a reasonable estimate of the loss can be made.  Determining the outcome of claims and litigation and estimating related costs and expense involves substantial uncertainties that could cause actual costs to vary materially from estimates.  In making the determination of likely outcomes of litigation matters, management considers many factors.  These factors include, but are not limited to, the nature of specific claims including unasserted claims, the Company’s experience with similar types of claims, the jurisdiction in which the matter is filed, the existence of other defendants, input from outside legal counsel and the current status of the matter.  The Company also assesses the likelihood of recovery from insurance, and, in those cases in which realization of an insurance recovery is deemed probable; the Company records a corresponding asset.  The Company intends to assert all meritorious legal defenses and will pursue all other equitable factors that are available to it with respect to such matters; however, the resolution of these matters could have a material adverse effect on its consolidated results of operations and cash flows.  For further information see Note 19 — Legal Matters in the Notes to Consolidated Financial Statements, and Item 3 “Legal Proceedings” under Part I of this document.

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

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which requires, among other items, that identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination be recorded at full fair value.  The provisions of FAS 141(R) are effective as of the beginning of the Company’s 2009 fiscal year. The Company is assessing the impact of adopting FAS 141(R) on its consolidated financial position and results of operations.

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

OUTLOOK

The Company faces some critical challenges in 2009:

•                  Refinancing or funding the maturity of its $370 million aggregate principal amount of 2009 Notes by July 15, 2009.  The Company continues its efforts to complete the sale(s) of business assets to fund this maturity.  There can be no assurance that the Company will be able to consummate this sale in a timely or commercially reasonable basis, if at all.

•                  Managing the impact of the recession on its businesses segments.  The significant change in customer demand in November and December 2008, particularly for the Company’s Polymer Additives segment, will likely continue for several quarters and result in lower revenues in 2009.  The 2008 fourth quarter reductions in net sales were driven by customers experiencing, or anticipating, reductions in demand from their customers and by initiatives throughout each industries supply chain to reduce inventories.  There is limited visibility as to at what level demand will stabilize in the more cyclical prone industries the Company serves and as to when those industry sectors might start to evidence a recovery.

•                  Controlling cash flows.  With depressed demand for certain product lines, weak financial performance and constrained liquidity, management of the Company’s cash sources and uses will be critical.  The Company continues to target reductions in working capital through tight inventory management and attention to the collection of accounts receivable.  All discretionary cash expenditures including capital expenditures are being tightly controlled.  Nevertheless, the Company will likely continue to incur operating losses in the first quarter of 2009 and its liquidity remains constrained such that it may not be sufficient to meet its cash operating needs in this period of economic uncertainty and therefore continue as a going concern.  If the Company is unable to obtain or sustain the liquidity required to operate its business, or redeem or refinance its 2009 Notes upon maturity, it may need to seek to modify the terms of its debts through court reorganization proceedings to allow it, among other things, to reorganize its capital structure.

•                  Continuing volatility in raw material and energy costs.  After the rapid inflation of input costs during the first three quarters of 2008, oil and commodity prices have since fallen.  The Company has not yet seen a material benefit from these reductions due to lower customer demand.  As demand does start to recover, lower input costs and surplus industry capacity will likely put pressure on selling prices.  Managing the evolution of selling prices in alignment with changes in input cost will be critical to sustaining or improving gross profit margins.  Once demand fully recovers, the shortages of oil and commodities may re-emerge and input costs will begin to increase again.

Against this background, the Company’s focus in 2009 will remain on improving its core businesses, rationalizing its manufacturing footprint and “right-sizing” its cost structure, while developing products and applications that generate profitable organic revenue growth.  This may include restructuring the Company following the sale of a business to fund its 2009 Notes maturity.  The Company continues to work to improve the productivity of its manufacturing plants and the efficiency of its business processes.  These actions remain focused on improving the operating profitability of its businesses and increasing net cash provided by operations.

For the longer term, the Company’s businesses continue to benefit from a number of secular trends that may provide continued future growth opportunities including:

•                  Consumer demand for improved flame retardancy “Greener is Better” program in household goods supported by increasing regulation in many countries worldwide benefits the Company’s broad range of flame retardant products within the Company’s Polymer Additives business segment;

•                  The increasing requirements for cleaner emissions from motor vehicles, greater service life for engines and the reduction in “greenhouse gas” emissions benefits the Company’s additive and lubricant product lines within its Performance Specialties business segment;

•                  The demand for higher yields from specialty high value agricultural crops worldwide benefits the Company’s Crop Protection business segment; and

•                  Consumer demand for increasingly more effective pool and spa sanitation benefits the Company’s Consumer Products business segment.

Based upon the actions the Company anticipates it will take in 2009, it provides the following observations:

•                  The Company’s focus remains on improving the performance of its Polymer Additives business and obtaining growth in revenues and profitability from its Performance Specialties, Consumer Products and Crop Protection businesses.

•                  Expenses remaining to be recognized in 2009 related to the Company’s previously announced restructuring programs are estimated to be approximately $7 million and cash expenditures related to these programs is estimated to be approximately $35 million.

•                  The Company expects that the benefits of its actions to reduce cash fixed costs should generate savings in the order of $30 million to $40 million in 2009 compared with 2008 and over $50 million on an annualized basis.  These savings will be reflected in SG&A and R&D, as well in cost of goods sold.

•                  Depreciation and amortization of approximately $186 million, which includes approximately $2 million of accelerated depreciation due to restructuring actions.

•                  Capital spending is anticipated to be constrained to approximately $60 million until the Company’s financial position improves.

The Company continues to evaluate its manufacturing footprint and business processes seeking further opportunities to reduce cost and increase its operating effectiveness.  These activities may result in the announcement and implementation of further improvement actions in 2009, however the Company will defer footprint reduction actions that will require significant cash expenditures prior to the delivery of savings until such time as the Company’s financial position improves.

FORWARD-LOOKING STATEMENTS

This document includes forward-looking statements within the meaning of Section 27(a) of the Securities Act of 1933 and Section 21(e) of the Exchange Act of 1934.  These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.

Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

•                  The ability to refinance or redeem on or before maturity our $370 million 7% notes due on July 15, 2009;

•                  The ability to be compliant with our debt covenants or obtain necessary waivers and amendments;

•                  The ability to complete asset(s) sales;

•                  The ability to reduce our indebtedness levels;

•                  The ability to continue to be listed on the New York Stock Exchange;

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

•                  The ability to successfully complete our restructuring programs and the turnaround of our Polymer Additives segment;

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

•                  The ability to support the goodwill related to our business segments; and

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

The Company has short-term exposure to changes in foreign currency exchange rates resulting from transactions entered into by the Company and its foreign subsidiaries in currencies other than their local currency (primarily trade payables and receivables).  The Company is also exposed to currency risk on inter-company transactions (including inter-company loans).  The Company manages these transactional currency risks on a consolidated basis, which allows it to net its exposure.  The Company purchases foreign currency forward contracts, primarily denominated in Euros, British Pounds Sterling, Canadian dollars, Mexican Pesos and Australian dollars to hedge its transaction exposure.  These contracts are generally settled on a monthly basis.  Realized and unrealized gains and losses on foreign currency forward contracts are recognized in other income (expense), net, to offset the impact of valuing recorded foreign currency trade payables, receivables and inter-company transactions.  The Company has not designated these derivatives as hedges in accordance with Generally Accepted Accounting Principles although it believes these instruments help reduce the Company’s exposure to foreign currency risk. The net effect of the realized and unrealized foreign currency gains and losses, including the derivatives and the underlying transactions, resulted in a pre-tax gain of $25 million, a pre-tax gain of $11 million and a pre-tax loss of $9 million in 2008, 2007 and 2006, respectively.

The following table provides information about the Company’s financial instruments that are sensitive to changes in interest rates.  The table presents principal cash flows and related weighted-average interest rates by stated maturity date for the Company’s debt.  Despite the stated maturity date, obligations under the Credit Facility, the 2016 Notes and the 2026 Debentures have been classified as current liabilities as described under Item 7 – Liquidity.  Weighted-average variable interest rates are based on the applicable floating rate index as of December 31, 2008.

Interest Rate Sensitivity

						2014 and		Fair Value
(In millions)	2009	2010	2011	2012	2013	Thereafter	Total	at 12/31/08
Total debt:
Fixed rate debt	$370	$—	$—	$—	$—	$650	$1,020	$646
Average rate debt	6.92%	6.88%	6.88%	6.88%	6.88%	6.88%

Variable rate debt	$4	$181	$—	$—	$1	$18	$204	$204
Average rate debt (a)	5.00%	4.95%	2.03%	1.96%	1.91%	1.80%

(a)          Average interest rate is based on rates in effect at December 31, 2008.

The Company used price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases.  These contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based.  The differential paid or received as natural gas prices change is recognized as an adjustment to cost of goods sold when the related inventory layer is sold.  The fair value of the contracts at December 31, 2008 resulted in an unrealized loss of $2 million, which was recorded as a component of accumulated other comprehensive loss.  A hypothetical ten percent increase in the cost of natural gas at December 31, 2008 would result in an increase in the fair market value of the outstanding derivatives by $1 million to an unrealized loss of $1 million; conversely, a hypothetical ten percent decrease in the cost of natural gas would result in a decrease in the fair market value of the outstanding derivatives by $1 million to an unrealized loss of $2 million.

In the fourth quarter of 2007, the Company ceased the purchase of additional price swap contracts as cash flow hedges of forecasted natural gas purchases and established fixed price contracts with physical delivery with its natural gas vendor.  The existing price swap contracts mature through 2009.

The Company has accounts receivable facilities to sell accounts receivable to certain lenders and purchasers.  The fees charged for the programs are sensitive to changes in interest rates.  At December 31, 2008, $36 million of U.S. accounts receivable have been sold at an average cost of approximately 3.52% and $67 million of European accounts receivable have been sold at an average cost of approximately 6.16%.  At December 31, 2007, $119 million of U.S. accounts receivable have been sold at an average cost of approximately 5.77% and $120 million of European accounts receivable have been sold at an average cost of approximately 7.46% (for further information see Note 5 – Sale of Accounts Receivables included in the Notes to the Consolidated Financial Statements).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2008, 2007, and 2006

(In millions, except per share data)

	2008	2007	2006

NET SALES	$3,546	$3,747	$3,458

COSTS AND EXPENSES
Cost of goods sold	2,810	2,883	2,627
Selling, general and administrative	332	372	362
Depreciation and amortization	237	269	204
Research and development	51	62	61
Facility closures, severance and related costs	26	36	5
Antitrust costs	12	35	90
Merger costs	—	—	17
Loss on sale of business	25	15	11
Impairment of long-lived assets	986	19	80
Equity income	(4)	(3)	(4)

OPERATING (LOSS) PROFIT	(929)	59	5
Interest expense	(78)	(87)	(102)
Loss on early extinguishment of debt	—	—	(44)
Other income (expense), net	7	(13)	(6)

Loss from continuing operations before income taxes	(1,000)	(41)	(147)
Income tax benefit (provision)	27	(4)	(126)

Loss from continuing operations	(973)	(45)	(273)
Earnings from discontinued operations	—	18	20
Gain on sale of discontinued operations	—	24	47

Net Loss	$(973)	$(3)	$(206)

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Loss from continuing operations	$(4.01)	$(0.18)	$(1.13)
Earnings from discontinued operations	—	0.07	0.08
Gain on sale of discontinued operations	—	0.10	0.20
Net Loss	$(4.01)	$(0.01)	$(0.85)

Basic and diluted weighted-average shares outstanding	242.3	241.6	240.5

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Years ended December 31, 2008 and 2007

(In millions, except per share data)

	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$68	$77
Accounts receivable	392	389
Inventories	611	676
Other current assets	184	239
Total current assets	1,255	1,381

NON-CURRENT ASSETS
Property, plant and equipment	862	1,032
Goodwill	265	1,309
Intangible assets, net	517	585
Other assets	165	109

	$3,064	$4,416

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term borrowings	$3	$5
Current portion of long-term debt	1,178	—
Accounts payable	243	285
Accrued expenses	361	353
Income taxes payable	28	38
Total current liabilities	1,813	681

NON-CURRENT LIABILITIES
Long-term debt	23	1,058
Pension and post-retirement health care liabilities	508	361
Other liabilities	245	463

STOCKHOLDERS’ EQUITY
Common stock - $.01 par value Authorized - 500.0 shares Issued - 254.1 shares in 2008 and 253.6 shares in 2007	3	3
Additional paid-in capital	3,036	3,028
Accumulated deficit	(2,189)	(1,179)
Accumulated other comprehensive (loss) income	(208)	168
Treasury stock at cost - 11.5 shares	(167)	(167)
Total stockholders’ equity	475	1,853

	$3,064	$4,416

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2008, 2007 and 2006

(In millions)

Increase (decrease) in cash	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(973)	$(3)	$(206)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Loss on sale of business	25	15	11
Gain on sale of discontinued operations	—	(24)	(47)
Gain on sale of equity interest in venture	—	—	(6)
Impairment of long-lived assets	986	19	80
Loss on early extinguishment of debt	—	—	44
Depreciation and amortization	237	275	214
Stock-based compensation expense	5	10	14
Provision for doubtful accounts	3	4	20
Equity (income) loss, net of cash distributions	(4)	(3)	3
Deferred taxes	(74)	(24)	97
Changes in assets and liabilities, net:
Accounts receivable	89	22	23
Impact from sales of accounts receivable	(136)	(41)	194
Inventories	(12)	10	18
Other current assets	(41)	(1)	6
Other assets	2	21	42
Accounts payable	(25)	(20)	(33)
Accrued expenses	(61)	(113)	(56)
Income taxes payable	(11)	(11)	(53)
Deposit for civil antitrust settlements in escrow	15	36	(51)
Pension and post-retirement health care liabilities	(46)	(22)	(68)
Other liabilities	17	3	10
Other	(7)	(4)	(5)
Net cash (used in) provided by operations	(11)	149	251

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sale of businesses	64	186	196
Payments for acquisitions, net of cash acquired	(41)	(165)	(9)
Capital expenditures	(121)	(117)	(128)
Other investing activities	—	13	(8)
Net cash (used in) provided by investing activities	(98)	(83)	51

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (payments on) credit facility	180	—	(414)
Payments on long-term notes	(31)	—	(324)
Proceeds from long-term notes	1	—	497
Payments on short-term borrowings	(1)	(48)	(16)
Premium paid on early extinguishment of debt	(1)	—	(36)
Payments for debt issuance costs	—	—	(6)
Dividends paid	(36)	(48)	(48)
Repayment of insurance policy loan	—	—	(10)
Proceeds from exercise of stock options	1	7	3
Other financing activities	1	(1)	(1)
Net cash provided by (used in) financing activities	114	(90)	(355)

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(14)	6	9
Change in cash and cash equivalents	(9)	(18)	(44)
Cash and cash equivalents at beginning of year	77	95	139
Cash and cash equivalents at end of year	$68	$77	$95

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2008, 2007 and 2006

(In millions, except per share data)

						Accumulated
	Common			Additional		Other
	Shares	Treasury	Common	Paid-in	Accumulated	Comprehensive	Treasury
	Issued	Shares	Stock	Capital	Deficit	Income (Loss)	Stock	Total
Balance, December 31, 2005	251.5	11.5	$3	$2,951	$(870)	$(141)	$(167)	1,776
Cumulative effect of adoption of SAB 108					(4)			(4)
Balance, January 1, 2006	251.5	11.5	3	2,951	(874)	(141)	(167)	1,772
Comprehensive loss:
Net loss					(206)			(206)
Equity adjustment for translation of foreign currencies, net of deferred tax expense of $9						107		107
Minimum pension liability adjustment, net of deferred tax expense of $35						52		52
Changes in fair value of derivatives						(12)		(12)
Total comprehensive loss								(59)
Unrecognized pension and post-retirement plan costs, net of deferred tax benefit of $20						(40)		(40)
Cash dividends ($0.20 per share)					(48)			(48)
Stock-based compensation				12				12
Fair Value of stock options converted (Great Lakes merger)				36				36
Stock options exercised	0.5			3				3
Other issuances	0.3			3				3
Balance, December 31, 2006	252.3	11.5	3	3,005	(1,128)	(34)	(167)	1,679
Comprehensive income:
Net loss					(3)			(3)
Equity adjustment for translation of foreign currencies, net of deferred tax expense of $44						145		145
Unrecognized pension and post-retirement plan costs, net of deferred tax expense of $18						50		50
Changes in fair value of derivatives						7		7
Total comprehensive income								199
Cash dividends ($0.20 per share)					(48)			(48)
Stock-based compensation				10				10
Stock options exercised	0.9			8				8
Other issuances	0.4			5				5
Balance, December 31, 2007	253.6	11.5	3	3,028	(1,179)	168	(167)	1,853
Effect of change in measurement date for pension plans					(1)			(1)
Balance, January 1, 2008	253.6	11.5	3	3,028	(1,180)	168	(167)	1,852
Comprehensive loss:
Net loss					(973)			(973)
Equity adjustment for translation of foreign currencies, net of deferred tax expense of $10						(189)		(189)
Unrecognized pension and post-retirement plan costs, net of deferred tax benefit of $19						(186)		(186)
Changes in fair value of derivatives						(1)		(1)
Total comprehensive loss								(1,349)
Cash dividends ($0.15 per share)					(36)			(36)
Stock-based compensation				6				6
Stock options exercised	0.1			1				1
Other issuances	0.4			1				1
Balance, December 31, 2008	254.1	11.5	$3	$3,036	$(2,189)	$(208)	$(167)	$475

See Accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Chemtura Corporation is dedicated to delivering innovative, market-focused specialty chemical solutions and consumer products.  Chemtura Corporation is headquartered in Middlebury, Connecticut and operates in a wide variety of end-use markets, including automotive, transportation, construction, packaging, agriculture, lubricants, plastics for durable and non-durable goods, electronics, and home pool and spa chemicals.

Chemtura Corporation is the successor to Crompton & Knowles Corporation, which was incorporated in Massachusetts in 1900 and engaged in the manufacture and sale of specialty chemicals beginning in 1954.  Chemtura Corporation expanded its specialty chemical business through acquisitions in the United States and Europe, including the 1996 acquisition of Uniroyal Chemical Company, Inc. (“Uniroyal”), the 1999 merger with Witco Corporation (“Witco”) and the 2005 merger with Great Lakes Chemical Corporation (“Great Lakes”).

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

Discontinued Operations

The Company sold certain assets and assigned certain liabilities of its EPDM business on June 29, 2007 and its optical monomers business on October 31, 2007. The Company sold its fluorine chemical business on January 31, 2008.

As a result, the operations of these businesses have been classified as earnings from discontinued operations (net of tax) in the consolidated statements of operations for all periods presented.  The consolidated statements of cash flows have not been adjusted to reflect the discontinued operations and, thus, include the cash flows of the discontinued businesses.  Refer to Note 3 - Acquisitions and Divestments - Discontinued Operations for further information.

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

Customer Rebates

The Company accrues for the estimated cost of customer rebates as a reduction of sales.  Customer rebates are primarily based on customers achieving defined sales targets over a specified period of time.  The Company estimates the cost of these rebates based on the likelihood of the rebate being achieved and recognizes the cost as a deduction from sales when such sales are recognized.  Rebate programs are monitored on a regular basis and adjusted as required.  The Company’s accruals for customer rebates were $21 million and $27 million at December 31, 2008 and 2007, respectively.

Operating Costs and Expenses

Cost of goods sold (“COGS”) includes all costs incurred in manufacturing goods, including raw materials, direct manufacturing costs and manufacturing overhead.  COGS also includes warehousing, distribution, engineering, purchasing, customer service, environmental, health and safety functions, and shipping and handling costs for outbound product shipments.  Selling, general and administrative expenses (“SG&A”) include costs and expenses related to the following functions and activities: selling, advertising, legal, provision for doubtful accounts, corporate facilities and corporate administration.  SG&A also includes accounting, information technology, finance and human resources, excluding direct support in manufacturing operations, which is included as COGS.  Research and development expenses (“R&D”) include basic and applied research and development activities of a technical and non-routine nature.  R&D costs are expensed as incurred.  COGS, SG&A and R&D expenses exclude depreciation and amortization expenses which are presented on a separate line in the consolidated statements of operations.

Other Income (Expense), Net

Other income (expense), net includes costs associated with the Company’s accounts receivable facilities, foreign exchange gains (losses), interest income and minority interest loss.

(In millions)	2008	2007	2006

Costs of securitization programs	$(16)	$(21)	$(15)
Equity income - Davis Standard LLC	—	—	6
Gain on sale of equity investment - Davis Standard LLC	—	—	6
Foreign exchange gain (loss)	25	11	(9)
Interest income	8	7	9
Minority interest	(2)	(8)	(1)
Other accounts receivable financing	(1)	(1)	(1)
Pension and other post-retirement benefits of legacy businesses - interest component	(1)	(1)	(1)
Fees associated with debt waivers and amendments	(6)	—	—
	$7	$(13)	$(6)

The interest income for 2006 includes interest income resulting from tax settlements of $4 million.

Pension and other post-retirement benefits of legacy plans represents the accretion of interest on obligations assumed in connection with the purchase of Witco in 1999 relating to businesses for which the Company and the plan participants did not have any continuing involvement either prior or subsequent to the acquisition.

Allowance for Doubtful Accounts

Included in accounts receivable are allowances for doubtful accounts in the amount of $26 million in 2008 and $32 million in 2007.  The allowance for doubtful accounts reflects a reserve representing the Company’s estimate of the amounts that may not be collectible.  In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness, and economic trends. From time to time, the Company may adjust its assumptions for anticipated changes in any of these or other factors expected to affect collection.

Inventory Valuation

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation.  Depreciation expense from continuing operations ($192 million in 2008, $229 million in 2007 and $163 million in 2006) is computed on the straight-line method using the following ranges of asset lives: land improvements - 3 to 20 years; buildings and improvements - 2 to 40 years; machinery and equipment - 2 to 25 years; information systems equipment - 2 to 7 years; and furniture, fixtures and other - 1 to 15 years.

Renewals and improvements that significantly extend the useful lives of the assets are capitalized.  Capitalized leased assets and leasehold improvements are depreciated over the shorter of their useful lives or the remaining lease term.  Expenditures for maintenance and repairs are charged to expense as incurred.

Intangible Assets

Patents, trademarks and other intangibles are being amortized principally on a straight-line basis using the following ranges for their estimated useful lives: patents 4 to 40 years; trademarks 7 to 40 years; customer relationships 7 to 30 years; production rights 11 years; and other intangibles 5 to 23 years.  Further information is provided in Note 8 — Goodwill and Intangible Assets.

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

The Company evaluates the recoverability of the carrying value of goodwill on an annual basis as of July 31, or when events occur or circumstances change, in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  See Note 8 - Goodwill and Intangible Assets for further details.

Environmental Liabilities

Each quarter the Company evaluates and reviews estimates for future remediation and related costs to determine appropriate environmental reserve amounts.  For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operations and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes that such costs are estimable.

Litigation and Contingencies

In accordance with FASB Statement No. 5, Accounting for Contingencies, the Company records in its consolidated financial statements amounts representing the Company’s estimated liability for claims, guarantees and litigation.  As information about current or future litigation or other contingencies becomes available, management assesses whether such information warrants the recording of additional expenses relating to those contingencies.  See Note 19 - Legal Matters and Note 20 - Contingencies for further details.

Stock-Based Compensation

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“FASB 123”(R)), which replaced Statement No. 123, “Accounting for Stock-Based Compensation” (“FASB 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  FASB 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value beginning with the first annual period after June 15, 2005.  Effective January 1, 2006, the Company adopted FASB 123(R) using the modified prospective method. Under the modified prospective method, the compensation cost for all new awards and awards modified, repurchased or cancelled after the date of adoption of FASB 123(R), as well as the unrecognized compensation cost of unvested awards as of the date of adoption, are recognized in earnings based on the grant-date fair value of those awards.

The Company recognizes compensation cost for stock-based awards issued after January 1, 2006 over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  Stock-based compensation expense recognized was $5 million, $10 million and $14 million for the years ended December 31, 2008, 2007 and 2006, respectively, primarily attributable to the Company’s stock option program.

Derivative Instruments

Derivative instruments are presented in the accompanying consolidated financial statements at fair value as required by accounting principles generally accepted in the United States.  Further information is provided in Note 16 - Derivative Instruments and Hedging Activities.

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

Cash Flows

Cash and cash equivalents include bank term deposits with original maturities of three months or less. Included in the Company’s cash balance at December 31, 2008 and 2007, are $1 million and $2 million, respectively, of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.

Cash payments included interest payments of $80 million in 2008, $85 million in 2007 and $104 million in 2006. Cash payments also included income tax payments (net of refunds) of $60 million in 2008, $52 million in 2007 and $68 million in 2006.

Accounting Developments

Recently Implemented

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  Under FIN 48, the Company may recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. See Note 11 - Income Taxes for information relating to implementation of this interpretation.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”), which establishes a comprehensive framework for measuring fair value and expands disclosures about fair value measurements. The provisions of FAS 157, specifically for financial assets and liabilities, are effective as of the beginning of the Company’s 2008 fiscal year.  See Note 17 — Financial Instruments and Fair Value Measurements for further details.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which amends Statement No. 87, “Employers’ Accounting for Pensions” and Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  Under Statement No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under Statement No. 87 and Statement No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive loss, net of tax effects, until they are amortized as a component of net periodic cost.  The Company adopted the balance sheet recognition provisions of Statement No. 158 as of December 31, 2006 and adopted the change to the December 31 measurement date in 2008.  See Note 15 - Pension and Other Post-Retirement Plans for further details.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, (“SAB 108”) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet (the iron curtain method) and income statement (the rollover method) approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  The Company adopted the provisions of SAB 108 in the quarter ended December 31, 2006.  See Note 22 - Adoption of Staff Accounting Bulletin 108 for further details.

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

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which requires, among other items, that identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination be recorded at full fair value.  The provisions of FAS 141(R) are effective as of the beginning of the Company’s 2009 fiscal year. The Company is assessing the impact of adopting FAS 141(R) on its consolidated financial position and results of operations.

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

Risks and Uncertainties

The Company’s revenues are largely dependent on the continued operation of its various manufacturing facilities. There are many risks involved in operating chemical manufacturing plants, including the breakdown, failure or substandard performance of equipment, operating errors, natural disasters, the need to comply with directives of, and maintain all necessary permits from, government agencies and potential terrorist attacks. The Company’s operations can be adversely affected by raw material shortages, labor force shortages or work stoppages and events impeding or increasing the cost of transporting its raw materials and finished products. The occurrence of material operational problems, including but not limited to the above events, may have a material adverse effect on the productivity and profitability of a particular manufacturing facility. With respect to certain facilities, such events could have a material effect on the company as a whole.

The Company’s operations are also subject to various hazards incident to the production of industrial chemicals. These include the use, handling, processing, storage and transportation of certain hazardous materials. Under certain circumstances, these hazards could cause personal injury and loss of life, severe damage to and destruction of property and equipment, environmental damage and suspension of operations. Claims arising from any future catastrophic occurrence at one of its locations may result in the Company being named as a defendant in lawsuits asserting potential claims.

The Company performs ongoing credit evaluations of its customers’ financial condition including an assessment of the impact, if any, of prevailing economic conditions. The Company generally does not require collateral from its customers. The Company is exposed to credit losses in the event of nonperformance by counterparties on derivative instruments. The counterparties to these transactions are major financial institutions, which may be adversely affected by the current global credit crisis. However, the Company considers the risk of default to be minimal.

International operations are subject to various risks which may or may not be present in U.S. operations. These risks include political instability, the possibility of expropriation, restrictions on dividends and remittances, instabilities of currencies, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers' councils. Currency fluctuations between the U.S. dollar and the currencies in which the Company conducts business have caused and will continue to cause foreign currency transaction gains and losses, which may be material. While the Company does not currently believe that it is likely to suffer a material adverse effect on its results of operations in connection with its existing international operations, any of these events could have an adverse effect on its international operations in the future.

2) LIQUIDITY

The Company relies on the following sources of liquidity to continue to operate as a going concern: (i) cash and cash equivalents on hand; (ii) cash generated from operations; (iii) sales of accounts receivables under the Company’s accounts receivables facilities; (iv) borrowings under the Company’s senior credit facility (“Credit Facility”) revolver; (v) net proceeds from asset sales; and (vi) access to the capital markets.  The Company’s principal uses of cash are to provide for working capital to fund its operations and to service its debt obligations.  The changes in financial markets in the late summer and fall of 2008 limited the ability of companies such as Chemtura to access the capital markets.  The deepening recession in the fourth quarter of 2008 has had a significant impact on the Company’s operations, resulting in a sharp decline in financial performance.  As a result, the Company’s liquidity became progressively more constrained in the fourth quarter of 2008.  The Company has incurred losses from continuing operations of $973 million, $45 million and $273 million for the years ended 2008, 2007 and 2006, respectively.  See Note 9 - Debt for information on the Company’s various debt agreements.

The Company’s $370 million 7% Notes are due and payable on July 15, 2009 (“2009 Notes”).  In light of the recent changes in the financial markets, the Company decided in October 2008 to initiate the sale of certain business assets in order to generate the funds to meet the pending maturity.  These asset sale initiatives were aided by the Company’s prior exploration of its strategic alternatives that had included the investigation of value enhancing transactions including the sale of one or more of its businesses.  Unless the Company can complete a planned asset sale or a debt refinancing transaction with net after-tax proceeds sufficient to meet the redemption of these notes, it will default on its obligation to redeem these notes on maturity.  Any such default would cause a default under certain of the Company’s other debt obligations due to cross default provisions in those agreements.  The asset sale process is progressing with certain buyers now working to complete their due diligence.  Upon completion of due diligence, it is expected that buyers will submit final offers and the Company will be able to determine if a transaction can be completed and if so, what the net proceeds may be.  However, until a definitive agreement has been negotiated, executed, and the sale closed, there can be no assurances that the Company will complete an asset sale(s) or have the funds to redeem its 2009 Notes upon maturity.  Further, any such asset sale and the use of resulting net proceeds, requires the consent of the lenders under the Credit Facility and the purchasers under the Company’s new U.S. accounts receivable facility.

In the fourth quarter of 2008, the Company undertook a sequence of actions to reduce costs as well as conserve cash.  The Company continues to implement cost reduction and cash generation actions.  These actions include staff reductions, temporary plant closures with the furlough of employees, suspension of its dividend, reductions in capital spending, sale of surplus assets and working capital reductions.

Due to the sharp decline in customer demand in November and December 2008, and the resulting decline in sales, the Company’s financial performance deteriorated sharply in the fourth quarter of 2008 resulting in the Company’s inability to be in compliance with the two financial maintenance covenants under the Credit Facility as of December 31, 2008.  On December 30, 2008, the Company obtained a 90-day waiver of compliance with these covenants from the lenders under the Credit Facility.  This waiver expires on March 30, 2009.  In the current economic environment, it is unlikely that the Company’s financial performance in 2009 will be sufficient to enable it to be in compliance with these covenants as of March 31, 2009 and for the balance of 2009.  The Company will therefore require a further amendment and waiver from the lenders under its Credit Facility prior to the expiration of the current waiver period in order to avoid a default under the Credit Facility.  While an asset sale may generate sufficient proceeds to meet the maturity of the 2009 Notes in July of 2009, the proceeds may not be sufficient to reduce the Company’s indebtedness to a level where it can be in compliance with these covenants in light of our trailing twelve month financial performance at that time.  It is therefore probable that an amendment of the financial maintenance covenants under the Credit Facility will be required at the time the lenders consider consenting to the asset sale.  There can be no assurances that the lenders will grant such further waivers or amendments on commercially reasonable terms, if at all.  A default under the Credit Facility would result in a default under the terms of the Company’s new U.S. accounts receivable facility, the 2009 Notes, the 6.875% Notes due 2016 (“2016 Notes”) and the 6.875% Debentures due 2026 (“2026 Debentures”).

In light of the non-compliance with the financial maintenance covenants as of December 31, 2008 under its Credit Facility, for which the Company received a 90-day waiver, and given that it is unlikely that the Company will be in compliance with these covenants after the expiration of the 90-day waiver period and for the balance of 2009, borrowings under the Credit Facility and other debt obligations that contain cross default provisions have been recorded as current.  Therefore, during the fourth quarter of 2008, the Company classified its obligations under the Credit Facility, the 2016 Notes and the 2026 Debentures, totaling $804 million, as current liabilities.  Accordingly, at December 31, 2008, the Company had a working capital deficiency of $558 million.

The Company’s liquidity has been constrained by changes in its financing agreements in light of the changes in its financial performance.  The Company’s availability under its Credit Facility has historically been constrained by the requirements to meet its two financial maintenance covenants.  Under the terms of the amendment and waiver agreement with the lenders, fixed limits were defined on the amount the Company can have outstanding under the Credit Facility revolver.  Those limits were set at $180 million for the period ended December 31, 2008, $195 million for the period ended January 31, 2009 and then $190 million for the period ended March 30, 2009.

The Company’s liquidity has been further constrained by changes in the availability under its accounts receivable facilities.  The eligibility criteria and reserve requirements under the Company’s prior U.S. accounts receivable facility tightened in the fourth quarter of 2008 following a credit rating downgrade, significantly reducing the value of accounts receivable that could be sold under the facility compared to September 30, 2008.  The availability and access to the Company’s European accounts receivable facility were restricted in late December in light of its financial performance.  As a result, the Company is currently unable to sell additional receivables under this existing program.  The new three-year U.S. accounts receivable facility entered into by a special-purpose subsidiary of the Company on January 23, 2009 has restored much of the liquidity that the Company had pursuant to the prior U.S. accounts receivable facility before the 2008 fourth quarter events.  The Company is currently in discussions to revise certain terms of its European accounts receivable facility under which we are currently unable to sell additional receivables.  The anticipated revisions include among other matters, significantly reducing the value of accounts receivable that can be sold under the facility from approximately $244 million (€175 million) to approximately $98 million (€70 million) and changes to the subsidiaries eligible to sell accounts receivable under the facility.  These revisions are subject to final approval and documentation.  See Note 5 — Sale of Accounts Receivable for further information on the Company’s accounts receivable facilities.

The Company will likely continue to incur operating losses in the first quarter of 2009 and its liquidity remains constrained such that it may not be sufficient to meet the Company’s cash operating needs in this period of economic uncertainty. If the Company would require liquidity in excess of what is available under its Credit Facility and accounts receivable facilities, there is no assurance that the Company can obtain additional liquidity on commercially reasonable terms, if at all. If the Company is unable to obtain or sustain the liquidity required to operate its business, or redeem or refinance its 2009 Notes upon maturity, the Company may need to seek to modify the terms of its debts through court reorganization proceedings to allow it, among other things, to reorganize its capital structure.

The Company was notified by the New York Stock Exchange (“NYSE”) on February 17, 2009 that it was no longer in compliance with the NYSE’s share price listing standard.  Under the NYSE listed company manual, the Company has until August 17, 2009 to regain compliance with the minimum share price rule that requires, among other things, that the share price and average closing price of its common stock be above $1.00 over 30 consecutive trading days as of that date.  During that time, its common stock continues to be listed on the NYSE and trades as usual.  The Company was in compliance with all other NYSE listing rules and has actively been taking steps to maintain our listing.  Despite its efforts, there can be no assurance that the Company will be in compliance with the NYSE continued listing requirements at August 17, 2009, or that it will not subsequently fail to satisfy the continued listing requirements.  If at the end of any cure period, the Company is not in compliance with the NYSE’s continued listing requirements, its common stock may be subject to delisting. A delisting could: (i) reduce the liquidity and market price of the Company’s common stock; (ii) negatively impact its ability to raise equity financing; (iii) prevent it from accessing the public capital markets; and (iv) materially adversely impact its results of operations and financial condition.

The factors noted above raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3) ACQUISITIONS AND DIVESTMENTS

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

As a result of the merger, the Company recorded charges for costs directly related to the Merger as a component of operating profit (loss).  The merger costs incurred in 2006 were $17 million primarily for consulting cost related to the integration of the Company with Great Lakes.

Acquisitions

GLCC Laurel, LLC

On March 12, 2008, the Company purchased the remaining interest in GLCC Laurel, LLC for a note payable of $11 million.  The note was paid in September 2008.  As GLCC Laurel, LLC was already being consolidated by the Company in its financial statements, the purchase price was allocated to reduce the minority interest liability by $23 million.  The value of the long-lived assets was reduced by $14 million (as the fair value of the assets exceeded the purchase price) with the residual amounts allocated to other assets.

Baxenden

On February 29, 2008, the Company acquired the remaining stock of Baxenden Chemicals Limited Plc for approximately $26 million.  The purchase price was allocated to goodwill of $9 million; intangible assets of $ 7 million; property, plant, and equipment of $5 million; and other net assets of $5 million.

Kaufman

On January 31, 2007, the Company acquired the stock of Kaufman Holdings Corporation (“Kaufman”).  In 2007, the Company paid the sellers $160 million plus an additional $5 million for working capital adjustments and transaction costs.  Additionally, a final payment of $5 million was made in 2009 to the sellers in accordance with the sale agreement.

The acquired assets and assumed liabilities have been recorded at their fair value and the excess cost of the acquired net assets over their fair value has been recorded as goodwill.  The total purchase price has been allocated to the acquired net tangible and intangible assets and assumed liabilities based upon valuations and estimates of fair value.

The total Kaufman purchase price of $170 million includes $61 million of goodwill; $58 million of intangible assets; $45 million of net working capital; $42 million of property, plant and equipment and $2 million of other assets offset by $38 million of other long-term liabilities.

Kaufman reported net sales of $205 million in 2006.  The Kaufman acquisition complements the Company’s existing Performance Specialties segment by offering related products in key customer areas, providing the opportunity to strengthen alliances with major suppliers, and offering potential distribution synergies.

Trace Chemicals

On March 24, 2006, the Company acquired the Trace Chemicals business from Bayer CropScience LP.  Trace Chemicals is a leader in farmer-applied seed treatments in markets serving the United States.  The acquisition will serve to enhance the Company’s offerings in the Crop Protection business.  The cash paid for this acquisition was $7 million and the assets acquired included inventory; property, plant and equipment and intangible assets.

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

Discontinued operations activity is as follows:

	2007				2006
(In millions)	Net Sales	Pre-tax Earnings from Discontinued Operations	Income Tax Expense	Earnings from Discontinued Operations	Net Sales	Pre-tax Earnings from Discontinued Operations	Income Tax Expense	Earnings from Discontinued Operations
Fluorine	$49	$14	$(5)	$9	$56	$8	$(3)	$5
Optical Monomers	31	3	—	3	35	4	(1)	3
EPDM	99	8	(3)	5	174	18	(6)	12
OrganoSilicones	—	2	(1)	1	—	—	—	—
Total	$179	$27	$(9)	$18	$265	$30	$(10)	$20

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

EPDM Divestiture

On June 29, 2007, the Company completed the sale of its EPDM business, the Celogen® foaming agents product line related to rubber chemicals, and its Geismar, Louisiana facilities for cash proceeds of $137 million, plus $16 million in promissory notes paid in installments between closing and September 30, 2007. The Company reported a net of tax gain of $8 million (a gain of $23 million related to the sale of the EPDM business in discontinued operations and a loss of $15 million related to the sale of foaming agents in loss on sale of business). The assets sold include $23 million of accounts receivable, $36 million of inventories and $63 million of assets at the Company’s manufacturing facilities.  In connection with this sale, the Company entered into certain transitional service and supply agreements for periods initially ranging from 90 days to six months which may be extended at the mutual consent of both parties. Since June 30, 2007, the Company does not have any continuing involvement in the EPDM business.

OrganoSilicones Divestiture

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

Upon the expiration of the performance contingency on September 30, 2006 and the expiration of the earn-out period, the total cumulative additional expected contingent earn-out of $67 million ($46 million, net of taxes) was recognized as a gain on the sale of discontinued operations for the year ended December 31, 2006 in the consolidated statement of operations.  Included in this amount was a receivable of $6 million related to the contingent payout received in 2007.  During the first quarter of 2007, the Company received its final earn-out payment from GE of $9 million.  As a result, the Company recorded a gain on sale of discontinued operations of $3 million ($2 million, net of taxes) for the year ended December 31, 2007 in the consolidated statement of operations. During 2007, the Company also recorded earnings from discontinued operations of $2 million ($1 million, net of taxes) for adjustments related to the sale of the OrganoSilicones business.

Other Dispositions

Oleochemical Divestiture

On February 29, 2008, the Company completed the sale of its oleochemicals business at the Company’s Memphis, Tennessee facility and recorded a net loss of $26 million.  The assets sold included inventory of $26 million, accounts receivable of $23 million, goodwill of $13 million, net fixed assets of $7 million, and intangible assets of $1 million.  The oleochemicals business had revenues of approximately $160 million in 2007.  Proceeds from the transaction were used to reduce debt.

Organic Peroxides Divestiture

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

Industrial Water Additives Divestiture

On May 12, 2006, the Company sold its Industrial Water Additives (“IWA”) business, which was acquired in the merger with Great Lakes, to BWA Water Additives (“BWA”), a subsidiary of Close Brothers Private Equity located in the United Kingdom.  The Company received cash proceeds of $85 million, less a $10 million adjustment for retained accounts receivable and accounts payable.  The pre-tax loss on the sale of $12 million was recorded during the second quarter of 2006 and is included within loss on sale of business in the accompanying consolidated statement of operations for the year ended December 31, 2006.  The assets sold of $81 million consisted primarily of the dedicated intellectual property rights used to produce IWA products at the Company’s Trafford Park, United Kingdom and Adrian, Michigan facilities, inventories, office and lab equipment, and the Company’s shares in Biolab Gulf GmbH, which is a holding company that owns a 49% interest in the Company’s Biolab Arabia joint venture, located in Saudi Arabia, a previously consolidated entity. The Company retained the Liquibrom product line that was previously included within the IWA business unit.  Transaction costs and other charges amounted to approximately $6 million.

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

Under FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FASB 144), the involvement of the Company under the supply agreements and the distribution agreement is considered significant and therefore, the requirements for presentation as a discontinued operation have not been met.

Davis Standard Divestiture

On October 30, 2006, the Company sold its interest in Davis-Standard LLC for aggregate proceeds of $69 million, of which $60 million of cash was received as of December 31, 2006.  The remaining amounts were set up as receivables, of which $4 million is included in other current assets and $4 million is included in other assets in the consolidated balance sheet at December 31, 2006.  During 2007, the Company received $6 million of proceeds related to these receivables and had a remaining receivable balance of $2 million in other current assets on its consolidated balance sheet at December 31, 2007.  Subsequent to September 30, 2006 and prior to the sale, the Company received approximately $13 million in cash distributions.  The Company recognized a pretax gain of $6 million on the transaction, which is included in other income (expense), net in its consolidated statement of operations for the year ended December 31, 2006.

4) RESTRUCTURING AND ASSET IMPAIRMENT ACTIVITIES

Restructuring Activities

On December 11, 2008, the Company announced a worldwide restructuring program to reduce cash fixed costs.  This initiative involves a worldwide reduction in the Company’s professional and administrative staff by approximately 500 people, of which approximately 170 people exited as of December 31, 2008.  The Company recorded a pre-tax charge of $26 million for this program during the fourth quarter of 2008 for severance and related costs.

On June 4, 2007, the Company formally announced its plan to close the antioxidant facilities at Pedrengo and Ravenna, Italy, and two intermediate chemical product lines at Catenoy, France.  The actions, which are in addition to the restructuring plan announced on April 4, 2007, impact approximately 190 employees.  The Company recorded pre-tax charges of $49 million during 2007 ($33 million of accelerated depreciation was recorded to depreciation and amortization expense; $11 million primarily for severance was recorded to facility closures, severance and related costs; $4 million asset impairment charge was recorded to impairment of long-lived assets and $1 million of accelerated asset retirement obligations were recognized in cost of goods sold).  In 2008, the Company recorded an additional $1 million of pre-tax charges primarily for severance related to this program.

On April 4, 2007, the Company announced the realignment of its business segments, streamlining of the organization, reevaluation of its manufacturing footprint and the redirection of efforts to focus on end-use markets.  In June 2007, the Company identified more than 600 position reductions and approved several locations for closure.  The Company recorded pre-tax charges relating to these actions, primarily for severance totaling $28 million in 2007 to facility closures, severance and related costs in the consolidated statement of operations.  In 2008, the Company recorded an additional $1 million of pre-tax charges primarily for severance related to this program.

In 2006, the Company implemented a cost savings initiative to support its continuing efforts to become more efficient and reduce costs.  As a result, the Company recorded pre-tax charges primarily for severance totaling $11 million in 2006, to facility closures, severance and related costs in the consolidated statement of operations.  Additionally, the Company recorded pre-tax charges of $7 million for accelerated depreciation to depreciation and amortization expense and $4 million for accelerated asset retirement obligations to cost of goods sold in 2006 related to this restructuring initiative.  In 2007, the Company recorded an additional $1 million of pre-tax charges for severance related to its 2006 program.

In addition, during 2008, 2007 and 2006, the Company recorded pre-tax credits of $2 million, $4 million and $4 million, respectively, primarily to adjust the reserve for unrecoverable future lease costs at the Tarrytown, NY facility and for other reserves no longer deemed necessary.

A summary of the charges and adjustments related to these restructuring programs is as follows:

(In millions)	Severance and Related Costs	Other Facility Closure Costs	Total
Balance at January 1, 2006	$9	$16	$25
2006 charge (credit)	10	(3)	7
Cash payments	(10)	(4)	(14)
Non-cash charges and accretion	—	1	1
Balance at December 31, 2006	9	10	19
2007 charge (credit)	37	(1)	36
Cash payments	(24)	(3)	(27)
Non-cash charges and accretion	1	—	1
Balance at December 31, 2007	23	6	29
2008 charge (credit)	27	(1)	26
Cash payments	(24)	(2)	(26)
Non-cash charges and accretion	3	(1)	2
Balance at December 31, 2008	$29	2	$31

At December 31, 2008, the reserve of $31 million was included in accrued expenses on the consolidated balance sheet.  At December 31, 2007, $27 million was included in accrued expenses and $2 million was included in other liabilities.

Asset Impairment Activities

In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” and FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recorded pre-tax charges totaling $986 million, $19 million and $80 million in 2008, 2007 and 2006, respectively as an impairment of long-lived assets in the consolidated statement of operations, which includes the following items:

•                  In the fourth quarter of 2008, the Company recorded an impairment of long-lived assets of $665 million related to reducing the carrying value of goodwill in the Company’s Polymer Additives and Consumer Products segments (see Note 8 — Goodwill and Intangible Assets).

•                  In the third quarter of 2008, the Company recorded an impairment of long-lived assets of $1 million related to reducing the carrying value of property, plant and equipment at the Company’s Catenoy, France facility, which was the result of the product line closures previously announced.

•                  In the second quarter of 2008, the Company recorded an impairment of long-lived assets of $320 million related to reducing the carrying value of goodwill in the Company’s Consumer Products segment (see Note 8 — Goodwill and Intangible Assets).

•                  In the fourth quarter of 2007, the Company recorded an impairment charge of $3 million related to the write-off of construction in progress costs associated with software that will no longer be utilized due to the Company’s plan to consolidate its multiple ERP systems onto a single SAP platform.

•                  In the third quarter of 2007, the Company recorded an impairment charge of $9 million, related to the reduction in the value of certain assets at the Company’s Ravenna, Italy facility, which was the result of the closure of the antioxidant facility at this site and the plan to sell the remaining assets at this site as part of the sale of the optical monomers business that was completed in October 2007.

•                  In the second quarter of 2007, the Company recorded an impairment charge of $3 million to reduce the carrying value of the property, plant and equipment to be sold to its estimated fair value related to its organic peroxides business located at the Company’s Marshall, Texas facility.  Such sale was completed on July 31, 2007 (see Note 3 — Acquisitions and Divestments for further details).

•                  In the second quarter of 2007, the Company recorded an impairment charge of $4 million related to the write-off of construction in progress at certain facilities affected by the restructuring program announced on June 4, 2007.

•                  In the third quarter of 2006, the Company determined that a significant customer would not renew its contract with the Fluorine business effective December 31, 2006.  As a result, the Company recorded an impairment charge of $23 million to write-down the value of property, plant and equipment by $8 million and intangible assets, net by $15 million.

•                  In the third quarter of 2006, the Company also recorded an impairment charge of $52 million related to the Fluorine business, which resulted from the Company’s annual goodwill impairment review.

•                  In the second quarter of 2006, the Company recorded an impairment charge of $5 million to write-down the value of the retained long-lived assets of the IWA business.

5) SALE OF ACCOUNTS RECEIVABLE

In December 2008, the Company entered into an amendment and waiver agreement with the purchasers under its then existing U.S. accounts receivable facility.  The purchasers agreed to waive certain provisions which permitted them to terminate their commitments to purchase additional undivided interest in future receivables.  The agreement also provided for the permanent reduction in commitments under the facility from $275 million to $100 million.  At December 31, 2008, $36 million of domestic accounts receivable had been sold under this facility, representing the maximum amount permitted under the terms of this facility, at an average cost of approximately 3.52%.  At December 31, 2007, $119 million of domestic accounts receivable had been sold under this facility at an average cost of approximately 5.77%.  In addition, the Company’s European subsidiaries have a separate facility to sell up to approximately $244 million of their eligible accounts receivable to a purchaser.  At December 31, 2008, $67 million of international accounts receivable have been sold under this facility at an average cost of approximately 6.16%.  The amount sold under this facility at December 31, 2008 represents the maximum amount permitted based on limitations imposed by the purchasers due to the Company’s financial condition.  At December 31, 2007, $120 million of international accounts receivable had been sold at an average cost of approximately 7.46%.  The total costs associated with these facilities of $16 million, $21 million and $15 million for the years ended December 31, 2008, 2007 and 2006, respectively, are included in other income (expense), net in the consolidated statements of operations.

Under the U.S. accounts receivable facility, certain subsidiaries of the Company sell their accounts receivable to a special purpose entity (“SPE”) that has been created as a separate legal entity for the purpose of acquiring such receivables and selling an undivided interest therein to certain purchasers.  The assets of the SPE are not available to the Company’s general creditors.  In accordance with the receivable purchase agreement, the purchasers acquire an undivided ownership interest in the accounts receivable owned by the SPE. The amount of such undivided ownership interest will vary based on the level of eligible accounts receivable as defined in the agreement. In addition, the purchasers retain a security interest in all of the receivables owned by the SPE, which was $209 million and $163 million as of December 31, 2008 and 2007, respectively. The balance of the unsold receivables owned by the SPE is included in accounts receivable on the consolidated balance sheet.

Under the European accounts receivable facility, certain foreign subsidiaries of the Company sell eligible accounts receivable directly to a purchaser.  During the period, the Company had an obligation to service the accounts receivable sold under its U.S. and European facilities.

On January 23, 2009, the Company entered into a new U.S. accounts receivable facility with up to $150 million of capacity and a three-year term with certain lenders under its Credit Facility.  Lenders who participated reduced their commitments to the Credit Facility pro-rata to their participation in the new accounts receivable facility.  The former U.S. accounts receivable facility was terminated.  The new U.S. accounts receivable facility contains covenants that limit, among other matters, the Company’s ability to enter into certain transactions, such as incurring additional indebtedness, payment of dividends, incur capital expenditures and entering into acquisitions, dispositions and joint ventures.  The Company is required to make certain periodic representations to the lenders, including compliance with covenants (under this facility and facilities with cross covenant default provisions) and that no material adverse change (as defined in the agreement) has occurred.  Compliance with the covenants is waived so long as compliance with the financial maintenance covenants under the Credit facility is waived.

The Company is currently in discussions to revise certain terms of its European accounts receivable facility under which we are currently unable to sell additional receivables.  The anticipated revisions include among other matters, significantly reducing the value of accounts receivable that can be sold under the facility from approximately $244 million (€175 million) to approximately $98 million (€70 million) and changes to the subsidiaries eligible to sell accounts receivable under the facility.  These revisions are subject to final approval and documentation.

6) INVENTORIES

(In millions)	2008	2007
Finished goods	$416	$433
Work in process	34	52
Raw materials and supplies	161	191
	$611	$676

Included in the above net inventory balances are inventory obsolescence reserves of approximately $37 million and $40 million at December 31, 2008 and 2007, respectively.

7) PROPERTY, PLANT AND EQUIPMENT

(In millions)	2008	2007
Land and improvements	$82	$94
Buildings and improvements	249	208
Machinery and equipment	1,205	1,384
Information systems equipment	191	201
Furniture, fixtures and other	50	65
Construction in progress	79	87
	1,856	2,039
Less: accumulated depreciation	994	1,007
	$862	$1,032

Depreciation expense from continuing operations amounted to $192 million, $229 million and $163 million for 2008, 2007 and 2006, respectively.  Depreciation expense from continuing operations includes accelerated depreciation of certain fixed assets associated with the Company’s restructuring programs and the consolidations of its legacy ERP systems of $47 million, $70 million and $18 million for 2008, 2007, and 2006, respectively.

8) GOODWILL AND INTANGIBLE ASSETS

Goodwill by reportable segment is as follows:

	Polymer	Performance	Consumer	Crop
(In millions)	Additives	Specialties	Products	Protection	Other	Total

January 1, 2007	$460	$104	$554	$57	$2	$1,177
Kaufman acquisition	—	61	—	—	—	61
Adoption of FIN 48	(3)	—	(5)	—	—	(8)
Tax adjustments	(21)	2	—	—	—	(19)
Sale of EPDM	—	—	—	—	(2)	(2)
Foreign currency translation and other	52	13	35	—	—	100
December 31, 2007	488	180	584	57	—	1,309
Impairment charges	(445)	—	(540)	—	—	(985)
Baxenden acquisition	—	9	—	—	—	9
Tax adjustments	(2)	(4)	—	—	—	(6)
Sale of oleochemicals	(13)	—	—	—	—	(13)
Foreign currency translation and other	(28)	(14)	(7)	—	—	(49)
December 31, 2008	$—	$171	$37	$57	$—	$265

The Company has elected to perform its annual goodwill impairment review for all of its reporting units in accordance with Statement No. 142, “Goodwill and Other Intangible Assets” as of July 31, or sooner, if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value.  The Company estimates the fair value of its reporting units utilizing income and market approaches through the application of discounted cash flow and market comparable methods.  The assessment is required to be performed in two steps, step one to test for a potential impairment of goodwill and, if potential losses are identified, step two to measure the impairment loss via a full fair valuing of the assets and liabilities of the reporting unit utilizing the purchase method of accounting.

During the quarter ended June 30, 2008, the Company updated its long-term financial projections for each of its businesses.  The projections for the Consumer Products segment indicated an inability to sustain the level of goodwill associated with that segment.  A goodwill impairment charge of $320 million was recorded in this reporting unit in the second quarter of 2008.

The Company’s cash flow projections, used to estimate the fair value of its reporting units, are based on subjective estimates.  Although the Company believes that its projections reflect its best estimates of the future performance of its reporting units, changes in estimated revenues or operating margins could have an impact on the estimated fair values.  Any increases in estimated reporting unit cash flows would have had no impact on the carrying value of goodwill in that reporting unit.  However, a decrease in future estimated reporting unit cash flows could require the Company to determine whether recognition of a goodwill impairment charge was required.  Based on the estimated fair values used to test goodwill for impairment in accordance with FASB Statement No. 142, the Company concluded that no impairment existed in any of its reporting units at July 31, 2008.

During the third quarter of 2008, significant weakness developed in global financial markets, resulting in decreases in the valuation of public companies and restricted availability of capital.  Further, it appeared that the global economy was entering into a recession.  During this period, the Company’s stock price fell to a value that was at a significant discount to the per share value of the Company’s book value.  These events were of sufficient magnitude for the Company to conclude that it was appropriate to perform a goodwill impairment review as of September 30, 2008.

With the speed of events, there was not yet a body of forecast information from which to assess the likely intensity or duration of the recession or quantify the likely impact on the industries the Company serves.  The Company therefore used its own estimates of the effects of the macroeconomic changes on the industries its serves to develop an updated view of its projections.  Those updated projections were used to compute updated estimated fair values of its reporting units.  Based on these estimated fair values used to test goodwill for impairment in accordance with FASB Statement No. 142, the Company concluded that no impairment existed in any of its reporting units at September 30, 2008.

The Company saw order volumes decline sharply in November and December of 2008 as its customers experienced, or anticipated, reductions in demand from the industries they serve. These order reductions primarily related to the Company’s Polymer Additives and Performance Specialties business segments in electronic, polyolefin, building and construction and general industrial applications.

The Company also adjusted its plant production rates to align with customer demand and its inventory reduction goals. As a result, a significant number of the Company’s facilities were idled during various times in the latter part of the fourth quarter of 2008.

The changes in financial performance during the fourth quarter of 2008 and the outlook in 2009, coupled with continuing adverse equity market conditions that caused a decrease in current market multiples and the Company’s stock price, were of sufficient magnitude for the Company to conclude that it was appropriate to perform a goodwill impairment during the fourth quarter of 2008.  These updated projections, which estimate the effects and timing of the macroeconomic changes on the industries the Company serves, were used to compute updated estimated fair values of its reporting units. Based on the estimated fair values, the Polymer Additives and Consumer Products segments indicated an inability to sustain the level of goodwill associated with each segment.  Goodwill impairment charges of $445 million and $220 million were recorded in the Polymer Additives and Consumer Products reporting units, respectively, in the fourth quarter of 2008.

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

The Company’s intangible assets (excluding goodwill) are comprised of the following:

	2008			2007
(In millions)	Gross Cost	Accumulated Amortization	Net Intangibles	Gross Cost	Accumulated Amortization	Net Intangibles
Patents	$136	$(50)	$86	$143	$(44)	$99
Trademarks	285	(51)	234	330	(65)	265
Customer relationships	156	(36)	120	164	(29)	135
Production rights	45	(15)	30	45	(11)	34
Other	73	(26)	47	91	(39)	52
Total	$695	$(178)	$517	$773	$(188)	$585

The decrease in gross intangible assets of $78 million since December 31, 2007 is primarily due to the write-off of intangibles of $47 million related to fully amortized intangibles (offset within accumulated amortization), the sale of the fluorine and oleochemicals businesses of $16 million, and translation and other adjustments of $28 million, partially offset by additions of $13 million.  During 2008, the Company acquired the remaining stock of Baxenden Chemicals Limited Plc and accordingly recorded patents of $1 million (weighted average useful life of 7 years), trademarks of $1 million (useful life of 25 years) and customer relationships of $5 million (useful life of 30 years).

Amortization expense from continuing operations related to intangible assets including equity investments amounted to $45 million in 2008, $40 million in 2007 and $41 million in 2006.  Estimated amortization expense of intangible assets including equity investments for the next five fiscal years is as follows: $38 million (2009), $38 million (2010), $38 million (2011), $38 million (2012) and $37 million (2013).

9) DEBT

The Company’s debt instruments are recorded at face value, net of unamortized discounts or premiums.  Such discounts or premiums will be amortized to interest expense over the life of the related debt instruments.  The Company’s debt is comprised of the following:

(In millions)	2008	2007

6.875 % Notes due 2016, net of unamortized discount of $2 million in 2008 and 2007, with an effective interest rate of 6.93% in 2008 and 2007	$498	$498
7% Notes due July 15, 2009, net of unamortized premium of $4 million in 2008 and $12 million in 2007, with an effective interest rate of 5.03% in 2008 and 5.13% in 2007	374	412
6.875% Debentures due 2026, net of unamortized discount of $24 million in 2008 and $25 million in 2007, with an effective interest rate of 7.26% in 2008 and 7.23% in 2007	126	125
Senior credit facility	180	—
Other borrowings	26	28
Total Debt	1,204	1,063

Less: Short-term borrowings	(3)	(5)
Less: Current portion of long-term debt	(1,178)	—

Total Long-Term Debt	$23	$1,058

The Company’s financial performance deteriorated sharply in the fourth quarter of 2008 resulting in part in the Company’s inability to comply with the two financial maintenance covenants under the Credit Facility as of December 31, 2008.  A default under the Credit Facility would result in a default under the terms of the Company’s new U.S. accounts receivable facility, 2009 Notes, 2016 Notes and 2026 Debentures.  In light of the non-compliance with the financial maintenance covenants as of December 31, 2008 under its Credit Facility for which the Company received a 90-day waiver, and given that it is probable that the Company will not be in compliance with these covenants after the expiration of the 90-day waiver period and for the balance of 2009, advances under the Credit Facility and other debt obligations that contain cross acceleration provisions have been recorded as current.  Therefore, during the fourth quarter of 2008, the Company classified its obligations under the Credit Facility, the 2016 Notes and the 2026 Debentures as current liabilities.

In February 2008, the Company repurchased $30 million of its outstanding 2009 Notes.  The loss associated with the early extinguishment of the debt was immaterial for the year ended December 31, 2008.

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

On April 24, 2006, the Company and certain of its consolidated subsidiaries sold $500 million aggregate principal amount of 2016 Notes. The offering was made under the Company’s shelf registration statement on Form S-3 filed with the Securities and Exchange Commission dated April 19, 2006. The underwriters purchased the 2016 Notes from the Company at 98.452% (a 6.95% effective rate) of their principal amount, plus accrued interest from April 24, 2006. The offering closed on April 24, 2006 and the Company received net proceeds from the offering of $492 million after expenses. The proceeds were utilized to repay the outstanding balance on the Company’s Credit Facility of $364 million, the outstanding balance on uncommitted lines of credit of $50 million and to reduce receivables sold under the domestic receivable securitization facility of $60 million, with the remaining proceeds used for general corporate purposes.  At any time prior to the maturity date of the notes, the Company may, at its option, redeem all or any portion of the notes at the make-whole redemption price required by the individual Indenture agreements.  If the Company experiences a change in control, as defined under the indenture for the 2016 Notes, the Company must offer to repurchase all or part of the notes.

The 2016 Notes are an unsecured obligation and rank equally in right of payment with all the Company’s other unsecured, unsubordinated indebtedness.  The Company’s obligations under the 2016 Notes are fully and unconditionally guaranteed, jointly and severally, by certain existing and future wholly-owned domestic subsidiaries.

The Company’s credit rating at December 31, 2008 is B (Negative) by Standard and Poors and B2 (Negative) by Moody’s Investors Services, Inc.  Subsequent to December 31, 2008, the credit ratings were lowered to CCC (Negative) by Standard and Poors and B3 (Negative) by Moody’s Investors Services, Inc.

Credit Facilities

The commitments under the Company’s Credit Facility of $740 million were reduced to $500 million as of December 30, 2008 under the terms of the amendment and waiver agreement (“Credit Facility Amendment”) as of that date.  On January 23, 2009, the Company entered into a new $150 million U.S. accounts receivable securitization facility with a three-year term with certain lenders under the Credit Facility and their commitments under the Credit Facility were further reduced pro-rata such that total commitments were reduced from $500 million to $350 million.  Pursuant to the Credit Facility Amendment, for the period commencing on December 30, 2008 through March 30, 2009 (the “Waiver Period”), compliance with the financial covenants under the Credit Facility has been waived.  In addition, certain events of default are waived during the Waiver Period.  During the Waiver Period, advances outstanding under the Credit Facility are not permitted to exceed $180 million for the period ended December 31, 2008, $195 million for the period ended January 31, 2009 and then $190 million for the period ended March 30, 2009.  Borrowings under the Credit Facility revolver at December 31, 2008 were $180 million.  There were no borrowings under the Credit Facility at December 31, 2007.

Prior to December 30, 2008, borrowings under the Credit Facility incurred interest at the EURIBO Rate (as defined in the Credit Facility agreement) plus a margin ranging from 0% to 1.6%.  A facility fee was payable on unused commitments at a rate ranging from 0.125% to 0.4%.  During the Waiver Period, the margin added to calculate interest rates has been increased from 0.60% to 2.60% per annum for base rate advances and from 1.60% to 3.60% per annum for EURIBO Rate advances.  Additionally, the unused commitment fee has been increased from 0.40% to 1.00% per annum.

The Credit Facility is guaranteed by certain domestic subsidiaries of the Company (the “Domestic Subsidiary Guarantors”).  Pursuant to a Credit Facility covenant, the Company and the Domestic Subsidiary Guarantors were, in June of 2007, required to provide a security interest in the equity of their first tier subsidiaries (limited to 66% of the voting stock of first-tier foreign subsidiaries).  Under the terms of the indentures for the 2009 Notes, 2016 Notes and the 2026 Debentures (collectively, the “Notes”), the Company is required to provide security for the Notes on an equal and ratable basis if (and for so long as) the principal amount of secured debt exceeds certain thresholds related to the Company’s assets.  The thresholds vary under each of the indentures.  In order to avoid having the Notes become equally and ratably secured with the Credit Facility obligations, the lenders agreed to limit the amount secured by the pledged equity to the maximum amount that would not require the notes to become equally and ratably secured (the “Maximum Amount”).  In connection with the amendment and waiver agreement dated December 30, 2008, the Company and the Domestic Subsidiary Guarantors entered into a Second Amended and Restated Pledge and Security Agreement.  In addition to the prior pledge of equity granted to secure the Credit Facility obligations, the Company and the Domestic Subsidiary Guarantors granted a security interest in their inventory.  The value of this security interest continues to be limited to the Maximum Amount.

In July 2006, the Company obtained a $50 million uncommitted working capital facility due on July 31, 2007. In May 2006, the Company obtained a $25 million uncommitted working capital facility due on August 31, 2008.  The borrowings were repaid under these agreements prior to maturity.  There were no balances outstanding under the $25 million uncommitted working capital facility at December 31, 2007.  These facilities have terminated under their terms and are no longer available to the Company.

The Company also has arrangements with various banks for lines of credit for its international subsidiaries aggregating to $17 million in 2008 and $34 million in 2007, of which $4 million (at 6.9%) and $4 million (at 5.6%) were outstanding at December 31, 2008 and 2007, respectively.

The Company has standby letters of credit with various financial institutions which utilize available capacity under the Credit Facility.  At December 31, 2008, the Company had $75 million of outstanding letters of credit primarily related to liabilities for environmental remediation insurance obligations and European value added tax (“VAT”) obligations.  During the waiver period, letters of credit are not permitted to exceed $97 million in value.

Debt Covenants

The Company’s Credit Facility contain covenants that limit the Company’s ability to enter into certain transactions, such as incurring additional indebtedness, payment of dividends, and entering into acquisitions, dispositions and joint ventures.  The Company is required to make certain periodic representations to the lenders, including compliance with covenants and that no material adverse change (as defined in the agreement) has occurred.  Under the two financial maintenance covenants, the Company is required to maintain a leverage ratio (adjusted total debt (“Total Debt”) to adjusted earnings before interest, taxes, depreciation and amortization for the last twelve months (“Bank EBITDA”), with adjustments to both debt and earnings being made in accordance with the terms of the Credit Facility agreement) where adjusted debt must not exceed 3.0 times Bank EBITDA and an interest coverage ratio (Bank EBITDA to interest expense as defined in the Credit Facility agreement) where Bank EBITDA must be at least 4.5 times interest expense.

The Company was not in compliance with these two financial maintenance covenants as of December 31, 2008.  The Company obtained a 90-day waiver of compliance with these covenants from the lenders under the Credit Facility.  This waiver expires on March 30, 2009.

Maturities

At December 31, 2008, the scheduled maturities of debt during the next five fiscal years are: 2009 - $374 million; 2010 - $181 million; 2011 - $0 million; 2012 - $0 million and 2013 - $1 million.  However, given that it is probable that the Company will not be in compliance with the covenants under the Credit Facility after the expiration of the 90-day waiver period and for the balance of 2009, advances under the Credit Facility and other debt obligations that contain cross acceleration provisions have been recorded as current liabilities.

10) LEASES

At December 31, 2008, minimum rental commitments, primarily for buildings, land and equipment under non-cancelable operating leases, net of sublease income, amounted to $26 million (2009), $21 million (2010), $14 million (2011), $12 million (2012), $11 million (2013), $44 million (2014 and thereafter) and $128 million in the aggregate.  Sublease income is not significant in future periods.  Rental expenses under operating leases were $31 million (2008), $34 million (2007) and $38 million (2006), net of sublease income of $1 million (2008), $10 million (2007) and $7 million (2006).

Future minimum lease payments under capital leases at December 31, 2008 were not significant.

Real estate taxes, insurance and maintenance expenses generally are obligations of the Company and, accordingly, are not included as part of rental payments.  It is expected that in the normal course of business, leases that expire will be renewed or replaced by similar leases.

11) INCOME TAXES

The components of earnings (loss) from continuing operations before income taxes and the income tax provision (benefit) are as follows:

(In millions)	2008	2007	2006

Pre-tax Earnings (Loss) from Continuing Operations:
Domestic	$(721)	$(82)	$(279)
Foreign	(279)	41	132
	$(1,000)	$(41)	$(147)

Income Tax Provision (Benefit)
Domestic
Current	$4	$(6)	$(5)
Deferred	(82)	(7)	88
	$(78)	$(13)	$83
Foreign
Current	$43	$33	$39
Deferred	8	(16)	4
	$51	$17	$43
Total
Current	$47	$27	$34
Deferred	(74)	(23)	92
	$(27)	$4	$126

The provision (benefit) for income taxes from continuing operations differs from the Federal statutory rate for the following reasons:

(In millions)	2008	2007	2006
Income tax provision (benefit) at statutory rate	$(350)	$(14)	$(51)
Antitrust legal settlements	2	4	15
Foreign rate differential	24	1	4
State income taxes, net of federal benefit	(1)	7	(1)
Tax audit settlements	—	12	—
Valuation allowances	44	(1)	(4)
U.S. tax on foreign earnings	(11)	28	141
Nondeductible expenses	(3)	1	—
Goodwill	291	—	21
Income tax credits	1	(4)	(2)
Tax law changes	(1)	(10)	—
Surrender of insurance policies	—	7	—
Taxes attributable to prior periods	(15)	(26)	—
Other, net	(8)	(1)	3
Actual income tax (benefit) expense	$(27)	$4	$126

Deferred taxes are recorded based on differences between the book and tax basis of assets and liabilities using currently enacted tax rates and regulations. The components of the deferred tax assets and liabilities are as follows:

(In millions)	2008	2007
Deferred tax assets:
Pension and other post-retirement liabilities	$203	$137
Net operating loss carryforwards	168	132
Other accruals	77	63
Tax credit carryforwards	72	88
Accruals for environmental remediation	31	31
Inventories and other	23	22
Financial instruments	6	—
Total deferred tax assets	580	473
Valuation allowance	(191)	(86)
Net deferred tax assets after valuation allowance	389	387

Deferred tax liabilities:
Foreign earnings of subsidiaries	(178)	(188)
Property, plant and equipment	(108)	(106)
Intangibles	(18)	(121)
Financial instruments	—	(2)
Other	(94)	(75)
Total deferred tax liabilities	(398)	(492)
Net deferred tax liability after valuation allowance	$(9)	$(105)

Net current and non-current deferred taxes from each tax jurisdiction are included in the following accounts:

(In millions)	2008	2007
Net current deferred taxes
Other current assets	$10	$97
Other current liabilities	(34)	(4)
Net non-current deferred taxes
Other assets	65	19
Other liabilities	(50)	(217)

The Company had valuation allowances related to U.S. operations of $153 million and $69 million at December 31, 2008 and 2007, respectively.  The Company had valuation allowances related to foreign operations of $38 million and $17 million at December 31, 2008 and 2007, respectively.  A valuation allowance has been provided for deferred tax assets where it is more likely than not these assets will expire before the Company is able to realize their benefit.  Of the $105 million change in the total valuation allowance during 2008 $44 million was recorded to the income tax provision in the consolidated statement of operations and $56 million and $5 million was recorded to other comprehensive income and goodwill, respectively, in the consolidated balance sheet. The change in the valuation allowance was primarily related to management’s determination that the realization of its deferred tax assets is not more likely than not.  This valuation allowance will be maintained until it is more likely than not that remaining deferred assets will be realized.  When this occurs, the Company’s income tax expense will be reduced by a decrease in its valuation allowance, which could have a significant impact on the Company’s future earnings.

At December 31, 2008, the Company had gross federal, state, and foreign net operating losses (“NOL”) carryforwards of $245 million, $812 million and $169 million, respectively.  The Company also has federal and state tax credit carryforwards of $68 million and $3 million, respectively.  State and foreign NOL’s and credits expire 2009-2028, federal credits expire 2009-2028 and federal NOL’s expire 2022-2027.

At December 31, 2007, the Company had gross federal, state, and foreign NOL carryforwards of $141 million, $709 million and $184 million, respectively.  The Company also has federal and state tax credits carry forwards of $83 million and $5 million, respectively, partially offset by valuation allowances of $23 million.

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

The Company considers earnings of certain foreign subsidiaries to be indefinitely invested in their operations.  At December 31, 2008 such earnings amount to $265 million.

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

The Company adopted the provisions of FIN 48 on January 1, 2007.  The total amount of unrecognized tax benefits as of the date of adoption was $56 million.  As a result of the implementation of FIN 48, the Company recognized a $2 million decrease in the income tax payable liability for unrecognized tax benefits which was accounted for as a $6 million increase in non-current deferred tax assets and an $8 million decrease in goodwill.  During the year ended December 31, 2008, the Company recorded an increase to its liability for unrecognized tax benefits of approximately $19 million.  In accordance with FIN 48, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The beginning and ending amount of unrecognized tax benefits reconciles as follows:

(In millions)	2008	2007
Balance, January 1,	$66	$56

Gross increases for tax positions taken during current year	16	—
Gross increases for tax positions taken during a prior period	29	21
Gross decreases for tax positions taken during a prior period	(14)	(10)
Decreases from the expiration of the statute of limitations	(7)	(1)
Settlements/payments	(5)	—

Balance, December 31,	$85	$66

The Company recognized $3 million and $4 million of interest related to unrecognized tax benefits within tax expense in its statement of operations in 2008 and 2007, respectively.  The Company also recognized in its statement of financial position at December 31, 2008 and 2007 a total amount of $11 million and $8 million of interest, respectively, related to unrecognized tax benefits.

The Company and its subsidiaries file income tax returns in the U.S., various U.S. states and certain foreign jurisdictions.  The Company has completed its federal examination through December 31, 2005.  The tax years 2006-2007 remain open to examination.

Foreign and United States jurisdictions have statutes of limitations generally ranging from 3 to 5 years.  The Company has a number of state, local and foreign examinations currently in process.  Major foreign exams in process include Canada, the Netherlands and the United Kingdom.

The Company believes it is reasonably possible that its unrecognized tax benefits may decrease approximately $2 million within the next year.  This reduction may occur due to the conclusion of examinations by tax authorities.  The Company further expects that the amount of unrecognized tax benefits will continue to change as the result of ongoing operations, the outcomes of audits, and the expiration of the statute of limitations.  This change is not expected to have a significant impact on the results of operations or the financial position of the Company.

12) EARNINGS (LOSS) PER COMMON SHARE AND CAPITAL STOCK

The computation of basic earnings (loss) per common share is based on the weighted-average number of common shares outstanding.  The computation of diluted earnings (loss) per common share is based on the weighted-average number of common and common share equivalents outstanding.  The computation of diluted earnings (loss) per share equals the basic earnings (loss) per common share calculation since common stock equivalents were antidilutive due to losses from continuing operations in 2007 and 2006.  The company had no common stock equivalents in 2008.  Common stock equivalents amounted to 0.5 million in 2007 and 0.8 million in 2006.

The weighted average common shares outstanding are 242.3 million, 241.6 million and 240.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company’s outstanding stock options of 12.7 million in 2008, 6.3 million in 2007, and 9.0 million in 2006, were excluded from the calculation of diluted earnings (loss) per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares.  These options could be dilutive if the average share price increases and is greater than the exercise price of these options.  The Company’s performance-based restricted shares of 1.2 million in 2008, 1.5 million in 2007 and 1.4 million in 2006 were also excluded from the calculation of diluted earnings (loss) per share, because the specified performance criteria for the vesting of these shares has not yet been met.  These restricted shares could be dilutive in the future if the specified performance criteria are met.

The Company is authorized to issue 500 million shares of $0.01 par value common stock.  There were 254.1 million and 253.6 million shares issued at December 31, 2008 and 2007, respectively, of which 11.5 million were held as treasury stock at December 31, 2008 and 2007.

The Company is authorized to issue 0.3 million shares of preferred stock without par value, none of which are outstanding.  On September 3, 1999, the Company declared a dividend distribution of one Preferred Share Purchase Right (“Rights”) on each outstanding share of common stock.  These Rights entitle stockholders to purchase one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $100.  The Rights are only exercisable if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer which, if successful, would result in ownership of 15% or more of the Company’s common stock.

13) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Components of accumulated other comprehensive income (loss) is as follows:

(In millions)	2008	2007
Foreign currency translation adjustment (net of tax)	$63	$252
Unrecognized pension and other post retirement benefit costs (net of tax)	(270)	(84)
Change in fair value of derivatives (net of tax)	(1)	—
Accumulated other comprehensive (loss) income	$(208)	$168

Reclassifications from other comprehensive (loss) income to cost of goods sold related to the Company’s natural gas price swap contracts aggregated to a $1 million pre-tax loss, $10 million pre-tax loss and $9 million pre-tax gain during 2008, 2007 and 2006, respectively.

14) STOCK INCENTIVE PLANS

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

Description of the Plans

The Company has five plans that provide for the granting of stock awards to officers and key employees.  The 1988 Long-Term Incentive Plan (1988 Plan), the 1993 Stock Option Plan for Non-Employee Directors (1993 Stock Option Plan), the 1998 Long-Term Incentive Plan (1998 Plan) and the 2001 Employee Stock Option Plan (2001 Plan), which were closed to all future new grants.  The 2006 Chemtura Corporation Long-Term Incentive Plan (2006 Plan) permits the grant of various forms of stock-based compensation awards, including stock options, restricted stock, stock appreciation rights and performance awards. The 2006 Plan provides for the issuance of a maximum of 10.5 million shares, of which 5.1 million have been granted.  Shares granted under the 2006 Plan pursuant to awards other than stock options and stock appreciation rights are limited to one-third of the total maximum number of shares available for award under the 2006 Plan.  Non-qualified and incentive stock options may be granted under the 2006 plan at prices equal to the fair market value of the underlying common shares on the date of the grant.  All outstanding options will expire not more than ten years from the date of the grant.

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

Total stock-based compensation expense, including amounts for restricted stock and options, was $5 million, $10 million and $14 million for the years ended December 31, 2008, 2007 and 2006, respectively.  In 2008, 2007 and 2006, stock-based compensation expense was primarily reported in SG&A.

Approximately 80% of the compensation expense related to stock options was allocated to the operating segments in 2008, 2007 and 2006, respectively.  All other stock-based compensation expense has been allocated to Corporate.

Stock Option Plans

In December 2008, the Company’s Board of Directors approved the grant of options covering 0.3 million shares, with an exercise price equal to the fair market value of the underlying common stock at the date of grant. These options will vest ratably over a four year period.

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

The Company uses the Black-Scholes option-pricing model to determine the compensation expense related to stock options.  The Company has elected to recognize compensation cost for option awards granted equally over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  Using this method, the weighted average fair value of stock options granted during the years ended December 31, 2008, 2007 and 2006 was $3.38, $5.40 and $4.85, respectively.  The Black-Scholes option-pricing model requires the use of various assumptions.  The following table presents the weighted average assumptions used:

	Year Ended December 31,
	2008	2007	2006
Dividend yield	2.3%	1.7%	1.8%
Expected volatility	46%	48%	49%
Risk-free interest rate	3.2%	4.6%	4.8%
Expected life (in years)	6	6	6

The weighted average expected life of six years for the 2008, 2007 and 2006 grants reflects the alternative simplified method permitted by SAB 107, which defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. The Company continues to use the simplified method because there is insufficient data to develop a justifiable expected term.  Expected volatility for the 2008, 2007 and 2006 option grants is based primarily on historical volatility over the six years prior to the option grant date.

Changes during 2008, 2007 and 2006 in shares under option are summarized as follows:

				Weighted
				Average	Aggregate
				Remaining	Intrinsic
	Price Per Share		Shares	Contractual	Value
	Range	Average	(in millions)	Life	(in millions)
Outstanding at 1/1/06	$5.85-29.94	$12.22	15.3
Granted	8.65-12.46	10.90	2.2
Exercised	5.85-12.43	8.05	(0.5)		$2
Lapsed	5.85-29.94	15.50	(1.8)
Outstanding at 12/31/06	5.85-26.41	11.77	15.2	5.1	12
Granted	7.54-12.06	11.95	1.9
Exercised	5.85-11.26	7.85	(0.9)		3
Lapsed	5.85-26.41	16.56	(4.6)
Outstanding at 12/31/07	5.85-21.74	10.19	11.6	5.4	2
Granted	1.50-8.71	7.97	3.1
Exercised	5.85-8.34	8.13	(0.1)		—
Lapsed	5.85-21.74	11.27	(2.7)
Outstanding at 12/31/08	$1.50-21.74	$9.38	11.9	5.6	$—

Exercisable at 12/31/06	$5.85-26.41	$11.86	12.3
Exercisable at 12/31/07	$5.85-21.74	$9.71	8.7
Exercisable at 12/31/08	$5.85-21.74	$9.54	8.2	4.1	$—

Shares available for grant at year-end 2008 and 2007 were 5.4 million and 8.1 million, respectively.

Total remaining unrecognized compensation cost associated with unvested stock options at December 31, 2008 was $6 million, which will be recognized over the weighted average period of approximately one year.

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

Restricted stock award activity for the years ended December 31, 2008, 2007 and 2006 is as follows:

		Weighted
		Average	Aggregate
	Shares	Grant Date	Fair Value
	(in millions)	Fair Value	(in millions)
Restricted unvested stock awards, January 1, 2006	1.5	$11.20
Granted	1.3	5.99
Vested	(0.3)	9.00	$2
Canceled or expired	(0.2)	9.85
Restricted unvested stock awards, December 31, 2006	2.3	8.70	22
Granted	1.0	11.25
Vested	(0.4)	9.69	3
Canceled or expired	(0.7)	10.21
Restricted unvested stock awards, December 31, 2007	2.2	9.24	17
Granted	1.3	8.57
Vested	(0.4)	11.55	2
Canceled or expired	(1.1)	8.90
Restricted unvested stock awards, December 31, 2008	2.0	$8.58	$3

Total remaining unrecognized compensation cost associated with unvested restricted stock awards at December 31, 2008 was $3 million, which will be recognized over the weighted average period of approximately one year.

Tax Benefits of Stock-Based Compensation Plans

Prior to the adoption of FASB 123(R), any benefit the Company received from tax deductions resulting from the exercise of stock options and restricted stock awards was presented in the cash flow from operations section of the consolidated statements of cash flows. FASB 123(R) requires the benefits of tax deductions in excess of grant-date fair value be presented in the cash flow from financing section of the consolidated statements of cash flows.  The Company did not obtain any cash tax benefit associated with shares exercised during the year ended December 31, 2008, 2007 and 2006 as the Company’s taxable income has been offset by net operating loss carry forwards and foreign tax credits. Cash proceeds received from option exercises during the years ended December 31, 2008, 2007 and 2006 were $1 million, $7 million and $3 million, respectively.

The Company has an Employee Stock Purchase Plan.  This plan permits eligible employees to annually elect to have up to 10% of their compensation withheld for the purchase of shares of the Company’s common stock at 85% of the average of the high and low sale prices on the date of purchase, up to a maximum of twenty five thousand dollars.  As of December 31, 2008, 0.8 million shares of common stock are available for future issuance under this plan.

15) PENSION AND OTHER POST-RETIREMENT PLANS

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

The Company adopted the balance sheet recognition provisions of Statement No. 158 as of December 31, 2006. The adoption of Statement No. 158 reduced stockholders’ equity at December 31, 2006 by $59 million, before tax ($40 million, net of taxes). The Company adopted the change to the December 31 measurement date (from November) in 2008 and adjusted beginning retained earnings by $1 million before tax ($1 million net of taxes) as of January 1, 2008 accordingly.

Benefit Obligations

	Defined Benefit Pension Plans
	Qualified Domestic Plans		International and Non-Qualified Plans				Post-Retirement Health Care Plans
(In millions)	2008	2007	2008		2007		2008	2007
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$817	$832	$488		$524		$157	$172
Effect of change in asset measurement date	(1)	—	1		—		—	—
Service cost	1	1	4		7		1	1
Interest cost	49	46	25		25		9	9
Plan participants’ contributions	—	—	1		2		—	—
Actuarial (gains) losses	19	—	(21)		(73)		6	(9)
Foreign currency exchange rate	—	—	(97)		28		(4)	3
Acquisitions	—	—	—		(1)		—	—
Benefits paid	(59)	(62)	(21)		(21)		(14)	(19)
Curtailments	—	—	(6	)(a)	(1	)(a)	—	—
Settlements	—	—	(9	)(b)	(2	)(b)	—	—
Projected benefit obligation at end of year	$826	$817	$365		$488		$155	$157

Accumulated benefit obligation at end of year	$824	$815	$355		$450

Weighted-average year-end assumptions
used to determine benefit obligations:
Discount rate	6.00%	6.00%	5.82%		5.54%		6.01%	5.91%
Rate of compensation increase	4.00%	4.00%	3.17%		3.44%		—	—
Rate of increase in the per capita cost of covered health care benefits	—	—	—		—		7.64%	8.24%

(a)                A curtailment for international non-qualified plans was incurred due to the elimination of future benefit accruals for plans.

(b)              Settlements are related to the impact of the Company’s restructuring programs on affected employees.

A 7.64% weighted-average rate of increase in the per capita cost of covered health care benefits was assumed for the accumulated post-retirement benefit obligation as of December 31, 2008.  The rate was assumed to decrease gradually to a weighted average rate of 5.00% over approximately the next 6 to ten years.  Assumed health care cost trend rates have a significant effect on the post-retirement benefit obligation reported for the health care plans.  A one percentage point increase in assumed health care cost trend rates would increase the accumulated post-retirement benefit obligation by $8 million for health care benefits as of December 31, 2008.  A one percentage point decrease in assumed health care cost trend rates would decrease the accumulated post-retirement benefit obligation by $7 million for health care benefits as of December 31, 2008.

Plan Assets

	Defined Benefit Pension Plans
	Qualified		International and				Post-Retirement
	Domestic Plans		Non-Qualified Plans				Health Care Plans
(In millions)	2008	2007	2008		2007		2008	2007
Change in plan assets:
Fair value of plan assets at beginning of year	$773	$785	$297		$276		$—	$—
Effect of change in asset measurement date	—	—	9		—		—	—
Actual return on plan assets	(90)	48	(44)		17		—	—
Foreign currency exchange rate changes	—	—	(69)		12		—	—
Employer contributions	6	2	22		15		14	19
Plan participants’ contributions	—	—	1		2		—	—
Acquisitions	—	—	—		(1)		—	—
Benefits paid	(59)	(62)	(21)		(21)		(14)	(19)
Settlements	—	—	(9	)(a)	(2	)(a)	—	—
Administrative Expenses	—	—	—		(1)		—	—
Fair value of plan assets at end of year	$630	$773	$186		$297		$—	$—

(a)  Settlements are primarily related to the impact of the Company’s restructuring programs on affected employees.

The asset allocation for the Company’s pension plans at the end of 2008 and 2007 and the target allocation for 2009 by asset category are as follows:

	Target Allocation - 2009
		International
	Qualified	and	Percentage of Plan Assets
	Domestic	Non-Qualified	Qualified Domestic Plans		International and Non-Qualified Plans
Asset Category:	Plans	Plans	December 31, 2008	November 30, 2007	December 31, 2008	November 30, 2007
Equity securities	50%	62%	40%	57%	60%	63%
Fixed income securities	45%	35%	54%	36%	37%	35%
Real estate	5%	—	4%	6%	—	—
Other	—	3%	2%	1%	3%	2%
Total	100%	100%	100%	100%	100%	100%

Equity securities include Chemtura’s common stock in the amounts of $7 million as of December 31, 2008 and $30 million as of November 30, 2007.

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

Funded Status

The funded status at the end of the year, and the related amounts recognized on the statement of financial position, are as follows:

	Defined Benefit Pension Plans
	Qualified		International and		Post-Retirement
	Domestic Plans		Non-Qualified Plans		Health Care Plans
(In millions)	2008	2007	2008	2007	2008	2007
Funded status, end of year:
Fair value of plan assets	$630	$773	$186	$297	$—	$—
Benefit obligations	826	817	366	488	155	157
Funded status	(196)	(44)	(180)	(191)	(155)	(157)
Employer contributions after measurement date	—	—	—	9	—	1
Net amount recognized	$(196)	$(44)	$(180)	$(182)	$(155)	$(156)

Amounts recognized in the statement of financial position at the end of year consist of:
Noncurrent assets	$—	—	1	1	—	—
Current liability	—	—	(9)	(9)	(13)	(13)
Noncurrent liability	(196)	(44)	(172)	(174)	(142)	(143)
Net amount recognized	$(196)	$(44)	$(180)	$(182)	$(155)	$(156)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss/(gain)	$288	$121	$54	$17	$44	$40
Prior service cost/(credit)	2	1	—	1	(39)	(42)
Transition obligation/(asset)	—	—	—	1	—	—
Other	—	(1)	—	—	—	—
	$290	$121	$54	$19	$5	$(2)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2009 are as follows:

(In millions)	Qualified Domestic Plans	International and Non- Qualified Plans	Post- Retirement Health Care Plans
Actuarial (gain)/loss	$10	$1	$2
Prior service (credit)/cost	—	—	(3)
Total	$10	$1	$(1)

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

The Company made a discretionary contribution of $6 million to its domestic qualified pension plans in 2008. The Company’s funding assumptions for its domestic pension plans assume no significant change with regards to demographics, legislation, plan provisions, or actuarial assumptions or methods to determine the estimated funding requirements. The Pension Protection Act, which was passed in 2006, extends interest rate relief for qualified domestic pension plans until 2008, at which time a new methodology for determining required funding amounts will be phased in.  The Company contributed approximately $20 million to its international pension and post retirement plans in 2008.  There were no discretionary payments for the international plans during 2008.

The projected benefit obligation and fair value of plan assets for pension and post-retirement plans with a projected benefit obligation in excess of plan assets at December 31, 2008 and 2007 were as follows:

(In millions)	2008	2007
Projected benefit obligation in excess of plan assets at end of year:
Projected benefit obligation	$1,339	$1,444
Fair value of plan assets	808	1,052

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension and post-retirement plans with an accumulated benefit obligation in excess of plan assets at December 31, 2008 and 2007 were as follows:

(In millions)	2008	2007
Accumulated benefit obligation in excess of plan assets at end of year:
Projected benefit obligation	$1,179	$1,285
Accumulated benefit obligation	1,167	1,245
Fair value of plan assets	803	1,049

Expected Cash Flows

Information about the expected cash flows for the domestic qualified defined benefit plans, international and non-qualified defined benefit plans and post-retirement health care plans follows:

	Defined Benefit Pension Plans
(in millions)	Qualified Domestic Plans	International and Non-Qualified Plans	Post-Retirement Health Care Plans
Expected Employer Contributions:
2009	$—	$17	$13

Expected Benefit Payments (a):
2009	58	19	13
2010	57	18	13
2011	57	19	12
2012	58	21	11
2013	58	23	11
2014-2018	294	140	47

(a)  The expected benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of the year and include benefits attributable to estimated future employee service.

Net Periodic Cost

	Defined Benefit Pension Plans
	Qualified			International and			Post-Retirement
	Domestic Plans			Non-Qualified Plans			Health Care Plans
(In millions)	2008	2007	2006	2008	2007	2006	2008	2007	2006
Components of net periodic benefit cost (credit):

Service cost	$1	$1	$1	$4	$7	$6	$1	$1	$1
Interest cost	49	46	46	25	25	22	9	9	9
Expected return on plan assets	(63)	(62)	(58)	(21)	(20)	(15)	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	—	—	(3)
Recognized actuarial (gains) losses	7	7	4	1	4	3	2	2	2
Curtailment (gain) loss recognized	—	—	—	(6)	(1)	—	(3)	(3)	(1)
Settlement (gain) loss recognized	—	—	—	2	—	(1)	—	—	—
Other	—	—	—	1	1	—	—	—	—
Net periodic benefit cost (credit)	$(6)	$(8)	$(7)	$6	$16	$15	$9	$9	$8

	Defined Benefit Plans
	Qualified			International and			Post-Retirement
	Domestic Plans			Non-Qualified Plans			Health Care Plans
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Weighted-average assumptions used to determine net cost:

Discount rate	6.00%	5.63%	5.75%	5.46%	4.68%	4.92%	5.87%	5.46%	5.84%
Expected return on plan assets	8.50%	8.50%	8.50%	7.50%	7.36%	6.70%	—	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	3.22%	3.08%	3.32%	—	—	—

The expected return on pension plan assets is based on our investment strategy, historical experience, and our expectations for long term rates of return.  The Company determines the long-term rate of return assumptions for the domestic and international pension plans based on its investment allocation between various asset classes.  The expected rate of return on plan assets is derived by applying the expected returns on various asset classes to the Company’s target asset allocation.  The expected returns are based on the expected performance of the various asset classes and are further supported by historical investment returns. The Company utilized a weighted average expected long-term rate of 8.5% on all domestic assets and a weighted average rate of 7.50% for the international plan assets for the year ended December 31, 2008.

Assumed health care cost trend rates have a significant effect on the service and interest cost components reported for the health care plans. A one percentage point increase in assumed health care cost trend rates increases the service and interest cost components of net periodic post-retirement health care benefit cost by $1 million for 2008.  A one percentage point decrease in assumed health care cost trend rates decreases the service and interest cost components of net periodic post-retirement health care benefit cost by less than $1 million for 2008.

The Company’s cost of its defined contribution plans was $18 million for 2008, 2007 and 2006, respectively.

16) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s activities expose its earnings, cash flows and financial position to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and energy prices.  The Company maintains a risk management strategy that uses derivative instruments to mitigate risk against foreign currency movements and to manage energy price volatility.  In accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” FASB Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and FASB Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities,” the Company recognizes in accumulated other comprehensive income (loss) (“AOCI”) any changes in the fair value of all derivatives designated as cash flow hedging instruments that are highly effective.  The Company does not enter into derivative instruments for trading or speculative purposes.

The Company uses price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases.  These contracts were designated as hedges of a portion of the Company’s forecasted natural gas purchases, and these contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based.  The differential paid or received as natural gas prices change is reported in AOCI.  These amounts are subsequently reclassified into cost of goods sold when the related inventory layer is sold.  At December 31, 2008, the Company had outstanding price swaps with an aggregate notional amount of approximately $6 million, based on the contract price and outstanding quantities of 910 million BTU’s (British Thermal Units) at December 31, 2008.  At December 31, 2007, the Company had outstanding price swaps with an aggregate notional amount of approximately $21 million, based on the contract price and outstanding quantities of 3,420 million BTU’s at December 31, 2007.  Based on the December 31, 2008 market prices of these natural gas contracts, the Company expects to recognize a pre-tax loss of approximately $2 million in 2009.

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

The Company has exposure to changes in foreign currency exchange rates resulting from transactions entered into by the Company and its foreign subsidiaries in currencies other than their local currency (primarily trade payables and receivables).  The Company is also exposed to currency risk on intercompany transactions (including intercompany loans).  The Company manages these transactional currency risks on a consolidated basis, which allows it to net its exposure.  The Company purchases foreign currency forward contracts, primarily denominated in Euros, British Pound Sterling, Canadian dollars, Mexican Pesos and Australian dollars to hedge its transaction exposure.  The aggregate notional amount of these contracts at December 31, 2008 and 2007 was approximately $520 million and $548 million, respectively. These contracts are generally recognized in other income (expense), net to offset the impact of valuing recorded foreign currency trade payables, receivables and intercompany transactions.  The Company has not designated these derivatives as hedges, although it believes these instruments reduce the Company’s exposure to foreign currency risk. The net effect of the realized and unrealized foreign currency gains and losses, including the derivatives and the underlying transactions, resulted in a pre-tax gain of $25 million, a pre-tax gain of $11 million and a pre-tax loss of $9 million in 2008, 2007 and 2006, respectively.

The following table summarizes the gains/losses resulting from changes in the market value of the Company’s fair value and cash flow hedging instruments during the years ended December 31, 2008 and 2007:

(In millions)	2008	2007
Cash flow hedges (in accumulated other comprehensive income (loss)):
Balance at beginning of year	$—	$7
Natural gas - net change in fair value, net of tax	(1)	(1)
Natural gas - (loss) gain reclassified to earnings, net of tax	—	(6)
Balance at end of year, net of tax	$(1)	$—

17) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The carrying amounts for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities approximate their fair value because of the short-term maturities of these instruments.  The fair value of debt is based primarily on quoted market values.  For debt that has no quoted market value, the fair value is estimated by discounting projected future cash flows using the Company’s incremental borrowing rate.  The fair value of the foreign currency forward contracts is the amount at which the contracts could be settled based on current spot rates.  The fair value of price swap contracts is the amount at which the contracts could be settled based on independent quotes.

The following table presents the carrying amounts and estimated fair values of material financial instruments used by the Company in the normal course of its business.

	2008		2007
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value

Total debt	$(1,204)	$(850)	$(1,063)	$(1,019)
Foreign currency forward contracts	$34	$34	$—	$—
Price swap contracts	$(2)	$(2)	$—	$—

Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of FAS 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements on a recurring basis.  FAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  The fair value hierarchy specified by FAS 157 is as follows:

•                  Level 1 — Quoted prices in active markets for identical assets and liabilities.

•                  Level 2 — Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market date.

•                  Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis.

		2008		2007
(In millions)		Level 1	Level 2	Level 1	Level 2
Assets
Derivative instruments	(a)	$—	$58	$—	$4
Investments held in trust related to a nonqualified deferred compensation plan	(b)	1	—	2	—

Assets at fair value		$1	$58	$2	$4

Liabilities
Derivative instruments	(a)	$—	$26	$—	$4
Deferred compensation Liability	(b)	1	—	2	—

Liabilities at fair value		$1	$26	$2	$4

(a)  Derivative instruments include foreign currency forward contracts and commodity price swaps.  These fair values were measured based upon quoted prices for similar assets and liabilities in active markets.

(b)  Represents the deferral of compensation, the Company’s match and investment earnings related to the Company’s Supplemental Savings Plan. These securities are considered general assets of the Company until distributed to the participant and are included in other assets in the consolidated balance sheet. A corresponding liability is included in other liabilities in the consolidated balance sheet. Quoted market prices were used to determine fair values of the investments held in a trust with a third-party brokerage firm.

18) ASSET RETIREMENT OBLIGATIONS

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

The Company’s asset retirement obligations include estimates for all asset retirement obligations identified for its worldwide facilities.  The Company’s asset retirement obligations are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases at approximately 33 facilities, legal obligations to close approximately 96 brine supply, brine disposal, waste disposal, and hazardous waste injection wells and the related pipelines at the end of their useful lives, and decommissioning and decontamination obligations that are legally required to be fulfilled upon closure of approximately 40 of the Company’s manufacturing facilities.

The following is a summary of the change in the carrying amount of the asset retirement obligations during 2008 and 2007, the net book value of assets related to the asset retirement obligations at December 31, 2008 and 2007 and the related depreciation expense recorded in 2008 and 2007.

(In millions)	2008	2007
Asset retirement obligation balance at beginning of year	$26	$24
Liabilities assumed (includes purchase accounting adjustments)	2	1
Accretion expense — cost of goods sold (a)	4	10
Payments	(8)	(10)
Foreign currency translation	(1)	1
Asset retirement obligation balance at end of year	$23	$26

Net book value of asset retirement obligation assets at end of year	$2	$1

Depreciation expense	$1	$—

(a) The 2008 and 2007 accretion expense includes $3 million and $7 million, respectively, due to the acceleration of the recognition of the asset retirement obligations for several of the Company’s manufacturing facilities resulting from revisions to the estimated closure dates.

At December 31, 2008 and 2007, $7 million and $13 million, respectively, of the asset retirement obligation balance was included in accrued expenses and $16 million and $13 million, respectively, was included in other liabilities on the consolidated balance sheets.

19) LEGAL MATTERS

Antitrust Investigations and Related Matters

Rubber Chemicals

On May 27, 2004, the Company pled guilty to a one-count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period from July 1995 to December 2001. The U.S. federal court imposed a fine of $50 million, payable in six annual installments, without interest, beginning in 2004. In light of the Company’s cooperation with the U.S. Department of Justice (the “DOJ”), the court did not impose any period of corporate probation.  On May 28, 2004, the Company pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Canadian federal court imposed a sentence requiring the Company to pay a fine of CDN $9 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid (in U.S. dollars) $2 million in 2005, $7 million in 2006, $12 million in 2007 and $17 million in 2008.  Remaining cash payments for the US and Canadian fines are expected to be approximately $18 million in 2009.  At December 31, 2008, a reserve of $18 million was included in accrued expenses.  At December 31, 2007, reserves of $17 million and $17 million were included in accrued expenses and other liabilities, respectively.

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

Civil Lawsuits

The actions described below under “U.S. Civil Antitrust Actions” are in various procedural stages of litigation. Although the actions described below have not had a material adverse impact on the Company, we cannot predict the outcome of any of those actions. The Company will seek cost-effective resolutions of the various pending and threatened legal proceedings against the Company; however, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company has established reserves for all direct and indirect purchaser claims as of December 31, 2008.

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

Bandag.  This suit was originally brought by Bridgestone Americas Holding, Inc, Bridgestone Firestone North American Tire, LLC, and Pirelli Tire, LLC (all of whom have since settled) along with the remaining plaintiff, Bandag Incorporated (n/k/a/ Bridgestone Bandag, LLC), with respect to purchases of rubber chemicals from the Company, Uniroyal and several of the world-wide leading suppliers of rubber chemicals.  This suit alleges that the Company and Uniroyal, along with other rubber chemical manufacturers conspired to fix the prices of the rubber chemicals, and to divide the rubber chemicals markets in violation of Section 1 of the Sherman Act.  Bandag Incorporated, a designer and manufacturer of tire re-treading, directly purchased from the Company and from the other defendants to this suit, and in doing so, claims to have paid artificially inflated prices for rubber chemicals. Bandag has requested treble damages, costs (including attorneys’ fees) and such other relief as the court may deem appropriate.  The Company has agreed to utilize binding arbitration to try the claims at issue in this action, which is scheduled for March 2009.

State Lawsuits. The Company, individually or together with Uniroyal, also continues to be a defendant in certain indirect purchaser antitrust class action lawsuits filed in state courts involving the sale of urethanes and urethane chemicals.  The complaints in these actions principally allege that the defendants conspired to fix, raise, maintain or stabilize prices for urethanes and urethane chemicals, sold in the United States in violation of certain antitrust statutes and consumer protection and unfair or deceptive practices laws of the relevant jurisdictions and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities.  There are currently 14 state complaints pending.  On September 12, 2008, the Company received final court approval of a settlement agreement covering 2 of these actions.  In addition, on December 23, 2008, the Company received preliminary court approval of a settlement agreement covering the remaining 12 complaints, all of which are pending in a coordinated proceeding in the Superior Court of the State of California for the County of San Francisco.  The Company has settled and has had finally dismissed 8 indirect purchaser antitrust class action lawsuits that were pending on January 1, 2008.  None of these state lawsuits individually or in the aggregate are expected to have a material adverse effect on the Company.

Australian Civil Antitrust Matters

On September 27, 2007, the Company was sued in the Federal Court of Australia for alleged price fixing violations with respect to the sale of rubber chemicals in Australia.  The Company has not yet responded to the complaint, nor at this early stage, assessed its merits.  The applicant filed an amended Statement of Claim on November 21, 2008.  The Company’s application to have the amended Statement of Claim struck out is listed for hearing on February 23, 2009.  The Company does not expect this matter will be material.

Federal Securities Class Action

The Company, certain of its former officers and directors (the “Crompton Individual Defendants”), and certain former directors of the Company’s predecessor Witco Corp. are defendants in a consolidated class action lawsuit, filed on July 20, 2004, in the United States District Court, District of Connecticut, brought by plaintiffs on behalf of themselves and a class consisting of all purchasers or acquirers of the Company’s stock between October 1998 and October 2002. The consolidated amended complaint principally alleges that the Company and the Crompton Individual Defendants caused the Company to issue false and misleading statements that violated the federal securities laws by reporting inflated financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy. The putative class includes former Witco Corp. shareholders who acquired their securities in the Crompton-Witco merger pursuant to a registration statement that allegedly contained misstated financial results.  The complaint asserts claims against the Company and the Crompton Individual Defendants under Section 11 of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder.  Plaintiffs also assert claims for control person liability under Section 15 of the Securities Act of 1933 and Section 20 of the Securities Exchange Act of 1934 against the Crompton Individual Defendants. The complaint also asserts claims for breach of fiduciary duty against certain former directors of Witco Corp. for actions they allegedly took as Witco Corp. directors in connection with the Crompton-Witco merger. The plaintiffs seek, among other things, unspecified damages, interest, and attorneys’ fees and costs. The Company and the Crompton Individual Defendants filed a motion to dismiss on September 17, 2004, which is now fully briefed and pending. The former directors of Witco Corp. filed a motion to dismiss in February 2005, which is pending. On July 22, 2005, the court granted a motion by the Company and the Crompton Individual Defendants to stay discovery in the related Connecticut shareholder derivative lawsuit (described below under “Shareholder Derivative Lawsuit”), pending resolution of the motion to dismiss by the Company and Crompton Individual Defendants.  On November 28, 2008, the parties signed a settlement agreement.  The court granted preliminary approval of the settlement agreement on December 12, 2008 and scheduled a June 12, 2009 final approval hearing.  Under the settlement, defendants will pay or cause to be paid $21 million and deny any wrongdoing or liability.  The settlement’s terms are being finalized by the parties.

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

Reserves

At December 31, 2008 and December 31, 2007, the Company had a remaining reserve of $30 million and $43 million, respectively, included in accrued expenses on its consolidated balance sheets relating to the remaining U.S. direct and indirect purchaser lawsuits, the federal securities class action lawsuit described under “Federal Securities Class Action” and the shareholder derivative lawsuit described under “Shareholder Derivative Lawsuit.”  These reserves cover all direct and indirect purchaser antitrust claims.  The Company periodically reviews its accruals as additional information becomes available, and may adjust its accruals based on actual settlement offers and other later occurring events.  The Company is unable to estimate the reasonably possible loss, if any, in excess of the accrual as none of these claims have been reduced to judgment.

The reserve activity for antitrust related litigation is summarized as follows:

Governmental Reserves:

(In millions)	U.S. DOJ Fines	Canada Federal Fines	Total U.S and Canada Fines	European Commission
Balance January 1, 2006	$41	$6	$47	$16
Payments	(6)	(1)	(7)	(17)
Accretion - Interest	2	1	3	—
Foreign currency translation	—	—	—	1
Balance December 31, 2006	37	6	43	$—
Payments	(10)	(2)	(12)
Accretion - Interest	2	—	2
Foreign currency translation	—	1	1
Balance December 31, 2007	29	5	34
Payments	(14)	(3)	(17)
Accretion - Interest	1	—	1
Balance December 31, 2008	$16	$2	$18

Civil Case Reserves:
(In millions)	U.S. Civil and Securities Matters	Canada Civil Matters	Total Civil and Securities Matters
Balance January 1, 2006	$51	$6	$57
2006 Antitrust costs, excluding legal fees	81	(2)	79
Payments	(30)	(4)	(34)
Balance December 31, 2006	102	$—	102
2007 Antitrust costs, excluding legal fees	24		24
Payments	(83)		(83)
Balance December 31, 2007	43		43
2008 Antitrust costs, excluding legal fees	7		7
Payments	(20)		(20)
Balance December 31, 2008	$30		$30

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

20) CONTINGENCIES

Environmental Matters

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts. For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operation and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes that such costs are estimable. The total amount accrued for such environmental liabilities at December 31, 2008 and 2007, were $107 million and $118 million, respectively. At December 31, 2008 and 2007, environmental liabilities of $12 million and $27 million, respectively, have been included in accrued expenses and $95 million and $91 million, respectively, have been included in other liabilities on the consolidated balance sheets. The Company estimates the environmental liability could range up to $146 million at December 31, 2008. The Company’s reserves include estimates for determinable clean-up costs. The Company recorded a pre-tax charge of $5 million in 2008, $4 million in 2007 and $7 million in 2006 to increase its environmental liabilities. The Company made payments of $15 million in 2008 and $30 million in 2007 for clean-up costs, which reduced its environmental liabilities. At certain sites, the Company has contractual agreements with certain other parties to share remediation costs. The Company has a receivable of $12 million at December 31, 2008 to reflect probable recoveries. At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed the Company’s present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations and cash flows. It is reasonably possible that the Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

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

Conyers - Clean Air Act Investigation – The U.S. EPA is investigating alleged violations of law by the Company arising out of the General Duty Clause of the Clean Air Act, the emergency release notification requirements of the Comprehensive Environmental Response, Compensation and Liability Act and/or the Emergency Planning and Community Right to Know Act, and the Clean Water Act and is seeking a penalty and other relief in excess of one hundred thousand dollars. The Company intends to assert all meritorious legal defenses and will continue to assess relevant facts and attempt to negotiate an acceptable settlement with the EPA. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s financial condition.

Petrolia - In April 2004, the Company and other owners of property near our former Petrolia, Pennsylvania facility were named as defendants in a toxic tort class action lawsuit alleging contamination in and around the named areas that gave rise to certain property damage and personal injuries. The plaintiffs also sought clean-up by the defendants of the alleged contamination. On October 18, 2005, the Court issued its Memorandum Opinion and Order denying the plaintiffs’ motion for class certification, and on August 2, 2006, the Pennsylvania Superior Court affirmed the lower court’s opinion. Multiple lawsuits were filed against the Company by individuals who were a part of the putative class. In 2008, the Company settled with the plaintiffs in the aggregate of approximately $50,000.

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

In July 2007, the California Superior Court, Kern County, entered an order finding liability against the Company. A second phase of the trial, which will determine the damages to which Tricor may be entitled, began in November 2008 and is scheduled to be completed in March 2009. The Court will render its decision on damages sometime thereafter. The Company will continue to defend this case vigorously. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s financial condition.

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

The Company was also named as a defendant in fifteen lawsuits filed by individual or multi-party plaintiffs in the Georgia and Federal courts pertaining to the May 25, 2004 fire at its Conyers, Georgia warehouse.  Eight of these lawsuits remain.  The plaintiffs in these remaining lawsuits seek recovery for economic and non-economic damages, including punitive damages in five of the eight remaining lawsuits.  One of the lawsuits, the Diana Smith case, was filed in the United States District Court for the Northern District of Georgia against the Company, as well as the City of Conyers and Rockdale County, and included allegations similar to those in the other lawsuits noted above, but adding claims for alleged civil rights violations, federal Occupational Safety and Health Administration violations, Georgia Racketeer Influenced and Corrupt Organizations Act violations, criminal negligence, reckless endangerment, false imprisonment, and kidnapping, among other claims. The federal law claims were dismissed with prejudice and the state law claims were dismissed without prejudice. The Court has also dismissed without prejudice the plaintiffs’ claims against the City of Conyers and Rockdale County. The Diana Smith case was subsequently refiled. In 2008, the Company moved to dismiss certain of the refiled claims. The court granted the Company’s motion in March of 2008. Plaintiffs have appealed the dismissal of these claims. The remainder of plaintiffs claims are proceeding. The Company intends to vigorously defend against these lawsuits.

Within one day of the fire, the Company established a claims office to resolve all legitimate economic and personal injury claims in the Rockdale County, Georgia area.  The Company still maintains a claims center, and continues to negotiate the settlement of claims whether submitted through the claims center.

At the time of the fire, the Company maintained, and continues to maintain, property and general liability insurance.  The Company believes that its general liability policies will adequately cover any third party claims and legal and processing fees in excess of the amounts that were recorded through December 31, 2008.

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

OSCA – Great Lakes previously held interests in OSCA, Inc., which interests were divested to BJ Services Company in May 2002. OSCA is a party to certain pending litigation regarding a blowout of a well in the Gulf of Mexico operated by Newfield Exploration Company. In the lawsuit, the plaintiffs claimed that OSCA and the other defendants breached their contracts to perform work-over operations on the well and were negligent in performing those operations. Pursuant to an indemnification agreement between Great Lakes and BJ Services entered into at the time of the sale of OSCA, Great Lakes agreed to remain responsible for 75% of any uninsured liability and costs in excess of $3 million incurred by OSCA upon settlement or final determination of this pending litigation. In April 2002, a jury found OSCA and the other defendants responsible for those claims and determined OSCA’s share of the damages. In connection with the lawsuit, OSCA asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident. Following a related trial on these insurance coverage claims, the court issued its final judgments on the underlying liability claims and the insurance coverage claims, entering judgment against OSCA for a net amount of approximately $13 million plus interest and finding that such amount was not covered by insurance. The Company and BJ Services appealed certain of the liability and insurance coverage decisions. In April 2006, the United States Fifth Circuit Court of Appeals affirmed the jury’s verdict on liability against OSCA, but reversed in part the District Court’s decision regarding insurance coverage available to OSCA and remanded the matter to the District Court.  After the case was remanded, OSCA’s insurer agreed to provide coverage for about half of the outstanding judgment against OSCA, leaving approximately $6 million at issue for the District Court to address on remand. Thereafter, the parties filed cross motions for summary judgment with the District Court on the remaining coverage issues. On September 30, 2007, the District Court granted summary judgment in OSCA’s favor on two out of the three remaining categories of costs in dispute. This ruling requires AISLIC, OSCA’s insurer to cover an additional $4 million (plus interest) of OSCA liability to Newfield, leaving approximately $2 million still at issue. On or about February 25, 2008, AISLIC agreed to cover virtually all of the $2 million remaining at issue. On or about February 25, 2008, AISLIC agreed to cover virtually all of the $2 million remaining at issue and agreed to pay a substantial portion of OSCA’s attorney’s fees and costs associated with the underlying liability action.

Each quarter the Company evaluates and reviews pending claims and litigation to determine appropriate reserve amounts. As of December 31, 2008 and December 31, 2007 the Company’s accruals for probable loss in the aforementioned legal proceeding cases is immaterial. In addition, the related receivable to reflect probable insurance recoveries is also immaterial.

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

Guarantees

The Company has standby letters of credit and guarantees with various financial institutions. At December 31, 2008 and December 31, 2007, the Company had $89 million and $101 million, respectively, of outstanding letters of credit and guarantees primarily related to its liabilities for environmental remediation, insurance obligations and European value added tax (VAT) obligations.

The Company has applied the disclosure provisions of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45) to its agreements that contain guarantee or indemnification clauses. The Company is a party to several agreements pursuant to which it may be obligated to indemnify a third party with respect to certain loan obligations of joint venture companies in which the Company has an equity interest. These obligations arose to provide initial financing for a joint venture start-up, fund an acquisition and provide project capital. Such obligations mature through August 2014. In the event that any of the joint venture companies were to default on these loan obligations, the Company would indemnify the other party up to its proportionate share of the obligation based upon its ownership interest in the joint venture. At December 31, 2008, the maximum potential future principal and interest payments due under these guarantees were $20 million and $1 million, respectively. In accordance with FIN 45, the Company has accrued $2 million in reserves, which represents the probability weighted fair value of these guarantees at December 31, 2008. The reserve has been included in long-term liabilities on the consolidated balance sheet at December 31, 2008 with an offset to the investment included in other assets.

The Company also has a customer guarantee, in which the Company has contingently guaranteed certain debt obligations of one of its customers. At December 31, 2008 and December 31, 2007, the amount of this guarantee was $2 and $3 million, respectively. Based on past experience and on the underlying circumstances, the Company does not expect to have to perform under this guarantee.

At December 31, 2008, unconditional purchase obligations, primarily for commitments to purchase raw materials and tolling arrangements with outside vendors, amounted to $4 million (2009), $7 million (2010), $7 million (2011), $7 million (2012), $5 million (2013), $57 million (2014 and thereafter) and $87 million in the aggregate.

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

21) BUSINESS SEGMENTS

Polymer Additives are chemical additives designed to improve the performance of polymers in their end-use applications. Polymer Additives products include antioxidants, brominated performance products, flame retardants, fumigants, polymerization additives and intermediates, PVC additives and surfactants. The products are sold across the entire value chain ranging from direct sales to monomer producers, polymer manufacturers, compounders and fabricators, fine chemical manufacturers and oilfield service companies to industry distributors.

Performance Specialties are engineered chemical solutions. Performance Specialties include petroleum additives that provide detergency, friction modification and corrosion protection in motor oils, greases, refrigeration and turbine lubricants; castable urethane prepolymers engineered to provide superior abrasion resistance and durability in many industrial and recreational applications; and polyurethane dispersions and urethane prepolymers used in various types of coatings such as clear floor finishes, high-gloss paints and textiles treatments. These products are sold directly to manufacturers and through distribution channels.

Consumer Products are performance chemicals that are sold to consumers for in-home and outdoor use. Consumer Products include recreational water purification products sold under a variety of branded labels through local dealers and large retailers to assist consumers in the maintenance of their pools and spas and branded cleaners and degreasers sold primarily through mass merchants to consumers for home cleaning.

Crop Protection develops, supplies, registers and sells agricultural chemicals formulated for specific crops in various geographic regions for the purpose of enhancing quality and improving yields. The business focuses on specific target markets in six major product lines: seed treatments, fungicides, miticides, insecticides, growth regulants and herbicides. These products are sold directly to growers and to major distributors in the agricultural sector.

Other consists of the Company’s non-core businesses. This category includes certain rubber chemicals and industrial water additives. The Company’s industrial water additives business was sold in the second quarter of 2006, but the Company continues to receive revenues under supply agreements with the purchaser.

The Company evaluates a segment’s performance based on several factors, of which the primary factor is operating profit (loss). In computing operating profit (loss) by segment, the following items are not included: (1) general corporate expense; (2) amortization; (3) facility closures, severance and related costs; (4) antitrust costs; (5) merger costs; (6) certain accelerated depreciation; (7) loss on sale of business; and (8) impairment of long-lived assets. Pursuant to FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” these items have been excluded from the Company’s presentation of segment operating profit because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance. The accounting policies of the reporting segments are the same as those described in Note 1 - Summary of Significant Accounting Policies included herein.

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

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis, including amortization expense. These costs are primarily for corporate administration services, costs related to corporate headquarters and management compensation plan expenses for executives and corporate managers. Facility closures, severance and related costs are primarily for severance costs related to the Company’s 2008 and 2007 cost savings initiatives. The antitrust costs are primarily for settlement offers and legal costs associated with antitrust investigations and related civil lawsuits. Merger costs are non-capitalizable costs associated with the merger of the Company and Great Lakes. The accelerated depreciation is primarily due to the change in useful life of certain fixed assets associated with the Company’s restructuring programs and divestitures. The loss on sale of businesses in 2008 is related primarily to the oleochemical divestiture, the loss in 2007 is related primarily to the sale of the Celogen® product line and the loss in 2006 is related primarily to the sale of the Company’s Industrial Water Additives (“IWA”) business. The impairment of long-lived assets includes an impairment in 2008 related to reducing the carrying value of goodwill in the Polymer Additives and Consumer Products segment. The impairment of long-lived assets includes impairments in 2007 associated with the sale of the Company’s Marshall, Texas facility, the write-off of construction in progress associated with certain facilities affected by the 2007 restructuring programs, the reduction in the value of certain assets at the Company’s Ravenna, Italy facility and the write-off of construction in progress software costs that no longer will be utilized. The impairment of long-lived assets in 2006 includes impairments to goodwill, certain tangible and intangible assets of the fluorine business and long-lived assets of the IWA business. Corporate assets are principally cash and cash equivalents, intangible assets (including goodwill) and other assets (including deferred tax assets) maintained for general corporate purposes.

A summary of business data for the Company’s reportable segments for the years 2008, 2007 and 2006 is as follows:

Information by Business Segment

(In millions)

Net Sales	2008	2007	2006
Polymer Additives	$1,580	$1,806	$1,712
Performance Specialies	999	911	670
Consumer Products	516	567	566
Crop Protection	394	352	311
Other	57	111	199
Net Sales	$3,546	$3,747	$3,458

Operating Profit (Loss)	2008	2007	2006
Polymer Additives	$11	$62	$118
Performance Specialies	111	116	93
Consumer Products	50	62	56
Crop Protection	78	58	28
Other	1	(3)	11
Segment Operating Profit	251	295	306

General corporate expense	(54)	(51)	(39)
Amortization	(45)	(40)	(41)
Change in useful life of property, plant and equipment	(32)	(40)	(18)
Facility closures, severance and related costs	(26)	(36)	(5)
Antitrust costs	(12)	(35)	(90)
Merger costs	—	—	(17)
Loss on sale of business	(25)	(15)	(11)
Impairment of long-lived assets	(986)	(19)	(80)
Total Operating (Loss) Profit	(929)	59	5

Interest expense	(78)	(87)	(102)
Loss on early extinguishment of debt	—	—	(44)
Other income (expense), net	7	(13)	(6)

Loss from continuing operations before income taxes	$(1,000)	$(41)	$(147)

Depreciation and Amortization	2008	2007	2006
Polymer Additives	$108	$123	$85
Performance Specialties	26	23	17
Consumer Products	11	13	11
Crop Protection	7	4	7
Other	1	4	5
	153	167	125
Corporate	84	102	79
Total continuing operations	237	269	204
Discontinued operations	—	6	10
	$237	$275	$214

Equity Income	2008	2007	2006
Polymer Additives	$4	$3	$2
Performance Specialties	—	—	1
Other	—	—	1
	$4	$3	$4

Segment Assets	2008	2007	2006
Polymer Additives	$1,024	$1,123	$1,257
Performance Specialties	432	464	310
Consumer Products	270	292	303
Crop Protection	229	189	188
Other	21	50	42
	1,976	2,118	2,100
Discontinued operations	—	22	126
Corporate	1,088	2,276	2,173
	$3,064	$4,416	$4,399

Capital Expenditures	2008	2007	2006
Polymer Additives	$56	$72	$58
Performance Specialties	22	16	12
Consumer Products	6	7	10
Crop Protection	4	4	7
Other	1	3	7
	89	102	94
Corporate	32	13	28
Total continuing operations	121	115	122
Discontinued operations	—	2	6
	$121	$117	$128

Equity Method Investments	2008	2007	2006
Polymer Additives	$22	$17	$18
Performance Specialties	11	10	21
Crop Protection	2	2	—
Other	—	—	1
	35	29	40
Corporate	2	4	15
	$37	$33	$55

Information by Geographic Area

(In thousands)

Sales are based on location of customer.

Sales	2008	2007	2006
United States	$1,611	$1,878	$1,718
Canada	76	103	95
Latin America	190	158	167
Europe/Africa	1,141	1,103	956
Asia/Pacific	528	505	522
	$3,546	$3,747	$3,458

Property, Plant and Equipment	2008	2007	2006
United States	$529	$603	$683
Canada	53	63	55
Latin America	6	28	11
Europe/Africa	246	300	356
Asia/Pacific	28	38	42
	$862	$1,032	$1,147

22) ADOPTION OF STAFF ACCOUNTING BULLETIN 108

The Company adopted the provisions of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements”, (“SAB 108”) in the quarter ended December 31, 2006. As a result of adopting SAB 108 and electing to use the one-time transitional adjustment, the Company made an adjustment to the opening balance of retained earnings for $12 million ($4 million net of tax). This change in opening retained earnings represented an insignificant adjustment in each period on the Company’s Statement of Operations utilizing the rollover method.

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

Tax Credit

During the fourth quarter of 2006, the Company determined that a deferred tax liability for a subsidiary in Brazil that had been appropriately created in 2004, had not been correctly reversed during 2005 causing the deferred tax balance to become overstated at the end of 2005 by $3 million. The effect of this misstatement on the amount of tax expense reported by the Company for 2005 is noted in the chart below.

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

23) GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA

The Company’s obligations under its 2016 Notes are jointly and severally, fully and unconditionally guaranteed by certain wholly-owned domestic subsidiaries of the Company that guarantee the Company’s $350 million credit facility. The Company’s subsidiaries that do not guarantee the 2016 Notes are referred to as the “Non-Guarantor Subsidiaries”. The Guarantor Condensed Consolidating Financial Data presented below presents the statements of operations, balance sheets and statements of cash flow data: (i) for Chemtura Corporation (the “Parent Company”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Chemtura Corporation’s historical reported financial information); (ii) for the Parent Company, alone (accounting for its Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) for the Guarantor Subsidiaries alone; and (iv) for the Non-Guarantor Subsidiaries alone.

The Company provided a similar subsidiary guarantee to its 2012 Notes and the 2010 Notes, which were repurchased in May and July of 2006.

Chemtura entered into supplemental indentures to each of the indentures governing the 2009 Notes and the 2026 Debentures as of July 1, 2005 whereby certain of Chemtura Corporation’s domestic subsidiaries each provided a subsidiary guaranty to both the 2009 Notes and the 2026 Debentures. The Company also entered into supplemental indentures as of July 1, 2005 to each of the 2010 Notes and the 2012 Notes such that they had the benefit of the same subsidiary guarantors of the 2009 Notes and the 2026 Notes. These supplemental indentures for the 2009 Notes and the 2026 Notes provided that the respective subsidiary guarantees would be automatically and unconditionally released upon the repayment or redemption of Chemtura’s 2012 Notes and 2010 Notes. Since there are no outstanding 2012 Notes or 2010 Notes, the 2009 Notes and the 2026 Debentures are not guaranteed by any of Chemtura’s subsidiaries.

Condensed Consolidating Statement of Operations

Year ended December 31, 2008

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$3,546	$(1,356)	$1,277	$1,084	$2,541

Cost of products sold	2,810	(1,356)	1,125	852	2,189
Selling, general and administrative	332	—	141	47	144
Depreciation and amortization	237	—	97	73	67
Research and development	51	—	17	10	24
Facility closures, severance and related costs	26	—	7	2	17
Antitrust costs	12	—	12	—	—
Loss on sale of business	25	—	25	1	(1)
Impairment of long-lived assets	986	—	88	445	453
Equity income	(4)	—	—	—	(4)

Operating (loss)	(929)	—	(235)	(346)	(348)

Interest expense	(78)	—	(86)	(10)	18
Other income (expense), net	7	—	(15)	(14)	36
Equity in net earnings (loss) of subsidiaries from continuing operations	—	957	(671)	(286)	—

(Loss) earnings before income taxes	(1,000)	957	(1,007)	(656)	(294)
Income tax (expense) benefit	27	—	34	44	(51)

Net (loss)	$(973)	$957	$(973)	$(612)	$(345)

Condensed Consolidating Balance Sheet

as of December 31, 2008

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
ASSETS
Current assets	$1,255	$—	$244	$207	$804
Intercompany receivables	—	(5,516)	680	976	3,860
Investment in subsidiaries	—	(12,636)	3,289	984	8,363
Property, plant and equipment	862	—	221	302	339
Cost in excess of acquired net assets	265	—	145	3	117
Other assets	682	—	183	242	257
Total assets	$3,064	$(18,152)	$4,762	$2,714	$13,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$1,813	$—	$1,057	$512	$244
Intercompany payables	—	(5,502)	2,527	51	2,924
Long-term debt	23	—	12	9	2
Other long-term liabilities	753	—	416	60	277
Total liabilities	2,589	(5,502)	4,012	632	3,447
Stockholders’ equity	475	(12,650)	750	2,082	10,293
Total liabilities and stockholders’ equity	$3,064	$(18,152)	$4,762	$2,714	$13,740

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2008

(In millions)

					Non-
			Parent	Guarantor	Guarantor
Increase (decrease) to cash	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(973)	$957	$(973)	$(612)	$(345)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Loss on sale of business	25	—	25	1	(1)
Impairment of long-lived assets	986	—	88	445	453
Depreciation and amortization	237	—	97	73	67
Stock-based compensation expense	5	—	5	—	—
Equity income	(4)	—	—	—	(4)
Changes in assets and liabilities, net	(287)	(957)	653	143	(126)
Net cash (used in) provided by operations	(11)	—	(105)	50	44

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	64	—	34	27	3
Cash acquired in acquisitions, net of transaction costs paid	(41)	—	(15)	—	(26)
Capital expenditures	(121)	—	(43)	(47)	(31)
Net cash used in investing activities	(98)	—	(24)	(20)	(54)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from credit facility, net	180	—	180	—	—
Payments on long-term borrowings	(31)	—	(1)	(30)	—
Dividends paid	(36)		(36)
Other financing activities	1	—	1	—	—
Net cash provided by (used in) financing activities	114	—	144	(30)	—

CASH
Effect of exchange rates on cash and cash equivalents	(14)	—	—	—	(14)
Change in cash and cash equivalents	(9)	—	15	—	(24)
Cash and cash equivalents at beginning of period	77	—	6	2	69
Cash and cash equivalents at end of period	$68	$—	$21	$2	$45

Condensed Consolidating Statement of Operations

Year ended December 31, 2007

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$3,747	$(1,410)	$1,385	$1,134	$2,638

Cost of products sold	2,883	(1,410)	1,132	844	2,317
Selling, general and administrative	372	—	126	92	154
Depreciation and amortization	269	—	94	57	118
Research and development	62	—	23	13	26
Facility closures, severance and related costs	36	—	1	2	33
Antitrust costs	35	—	35	—	—
Loss on sale of business	15	—	15	—	—
Impairment of long-lived assets	19	—	3	3	13
Equity income	(3)	—	—	—	(3)

Operating profit (loss)	59	—	(44)	123	(20)

Interest expense	(87)	—	(82)	(19)	14
Other expense (income), net	(13)	—	(11)	(17)	15
Equity in net earnings (loss) of subsidiaries from continuing operations	—	(10)	39	(29)	—

(Loss) earnings from continuing operations before income taxes	(41)	(10)	(98)	58	9
Income tax (expense) benefit	(4)	—	92	(75)	(21)

(Loss) earnings from continuing operations	(45)	(10)	(6)	(17)	(12)
Earnings from discontinued operations	18	—	3	9	6
Gain on sale of discontinued operations	24	—	—	17	7

Net (loss) earnings	$(3)	$(10)	$(3)	$9	$1

Condensed Consolidating Balance Sheet

as of December 31, 2007

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
ASSETS
Current assets	$1,381	$—	$302	$261	$818
Intercompany receivables	—	(5,477)	603	902	3,972
Investment in subsidiaries	—	(13,000)	3,288	1,402	8,310
Property, plant and equipment	1,032	—	247	361	424
Cost in excess of acquired net assets	1,309	—	148	512	649
Other assets	694	—	100	314	280
Total assets	$4,416	$(18,477)	$4,688	$3,752	$14,453

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$681	$—	$197	$216	$268
Intercompany payables	—	(5,558)	2,328	46	3,184
Long-term debt	1,058	—	635	420	3
Other long-term liabilities	824	—	249	260	315
Total liabilities	2,563	(5,558)	3,409	942	3,770
Stockholders' equity	1,853	(12,919)	1,279	2,810	10,683
Total liabilities and stockholders' equity	$4,416	$(18,477)	$4,688	$3,752	$14,453

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2007

(In millions)

					Non-
			Parent	Guarantor	Guarantor
Increase (decrease) to cash	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(3)	$(10)	$(3)	$9	$1
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operations:
Loss on sale of business	15	—	15	—	—
Gain on sale of discontinued operations	(24)	—	—	(17)	(7)
Impairment of long-lived assets	19	—	3	3	13
Depreciation and amortization	275	—	100	57	118
Stock-based compensation expense	10	—	10	—	—
Equity income	(3)	—	—	—	(3)
Changes in assets and liabilities, net	(140)	10	(137)	(39)	26
Net cash provided by (used in) operations	149	—	(12)	13	148

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	186	—	114	41	31
Cash acquired in acquisitions, net of transaction costs paid	(165)	—	—	—	(165)
Capital expenditures	(117)	—	(29)	(53)	(35)
Other investing activities	13	—	13	—	—
Net cash (used in) provided by investing activities	(83)	—	98	(12)	(169)

CASH FLOWS FROM FINANCING ACTIVITIES
(Payments on) proceeds from short-term borrowings	(48)	—	(40)	(1)	(7)
Dividends paid	(48)	—	(48)	—	—
Proceeds from exercise of stock options	7	—	7	—	—
Other financing activities	(1)	—	(1)	—	—
Net cash used in financing activities	(90)	—	(82)	(1)	(7)

CASH
Effect of exchange rates on cash and cash equivalents	6	—	—	—	6
Change in cash and cash equivalents	(18)	—	4	—	(22)
Cash and cash equivalents at beginning of period	95	—	2	2	91
Cash and cash equivalents at end of period	$77	$—	$6	$2	$69

Condensed Consolidating Statement of Operations

Year ended December 31, 2006

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$3,458	$(1,365)	$386	$2,015	$2,422

Cost of products sold	2,627	(1,365)	388	1,535	2,069
Selling, general and administrative	362	—	31	147	184
Depreciation and amortization	204	—	36	106	62
Research and development	61	—	(1)	37	25
Facility closures, severance and related costs	5	—	(4)	—	9
Antitrust costs	90	—	1	92	(3)
Merger costs	17	—	1	15	1
Loss on sale of business	11	—	—	8	3
Impairment of long-lived assets	80	—	—	75	5
Equity income	(4)	—	—	(2)	(2)

Operating profit (loss)	5	—	(66)	2	69

Interest expense	(102)	—	(66)	(28)	(8)
Loss on early extinguishment of debt	(44)	—	(44)	—	—
Other (expense) income, net	(6)	—	16	(22)	—
Equity in net earnings (loss) of subsidiaries from continuing operations	—	2	(11)	8	1

(Loss) earnings from continuing operations before income taxes	(147)	2	(171)	(40)	62
Income tax (expense) benefit	(126)	—	(82)	20	(64)

(Loss) earnings from continuing operations	(273)	2	(253)	(20)	(2)
Earnings from discontinued operations	20	—	—	8	12
Gain on sale of discontinued operations	47	—	38	—	9

Net (loss) earnings	$(206)	$2	$(215)	$(12)	$19

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2006

(In millions)

			Parent	Guarantor	Guarantor
Increase (decrease) to cash	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(206)	$2	$(215)	$(12)	$19
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operations:
Loss on sale of business	11	—	—	8	3
Gain on sale of discontinued operations	(47)	—	(38)	—	(9)
Gain on sale of equity interest in venture	(6)	—	—	(6)	—
Impairment of long-lived assets	80	—	—	75	5
Loss on early extinguishment of debt	44	—	44	—	—
Depreciation and amortization	214	—	36	116	62
Stock-based compensation expense	14	—	14	—	—
Equity income	3	—	—	5	(2)
Changes in assets and liabilities, net	144	(2)	176	(157)	127
Net cash provided by (used in) operations	251	—	17	29	205

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	196	—	115	28	53
Cash acquired in acquisitions, net of transaction costs paid	(9)	—	—	(9)	—
Merger transaction costs paid	(8)	—	—	(3)	(5)
Capital expenditures	(128)	—	(16)	(69)	(43)
Net cash provided by (used in) investing activities	51	—	99	(53)	5

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on credit facility	(414)	—	(225)	—	(189)
Payments on long-term borrowings	(324)	—	(324)	—	—
Proceeds from long-term borrowings	497	—	497	—	—
(Payments on) proceeds from short-term borrowings	(16)	—	30	(1)	(45)
Premium paid on early extinguishment of debt	(36)	—	(36)	—	—
Payments for debt issuance costs	(6)	—	(6)	—	—
Dividends paid	(48)	—	(48)	—	—
Repayment of insurance policy loan	(10)	—	(10)	—	—
Proceeds from exercise of stock options	3	—	3	—	—
Other financing activities	(1)	—	1	(2)	—
Net cash used in financing activities	(355)	—	(118)	(3)	(234)

CASH
Effect of exchange rates on cash and cash equivalents	9	—	—	—	9
Change in cash and cash equivalents	(44)	—	(2)	(27)	(15)
Cash and cash equivalents at beginning of period	139	—	4	29	106
Cash and cash equivalents at end of period	$95	$—	$2	$2	$91

24) SUMMARIZED UNAUDITED QUARTERLY FINANCIAL DATA

	2008
(In millions, except per share data)	First		Second		Third	Fourth
Net sales	$909		$1,023		$924	$690
Gross profit	$184		$248		$193	$111

Net (loss) earnings	$(21	)(a)	$(273	)(b)	$11	$(690	)(c)

Basic and diluted per share data (h):
Net (loss) earnings	$(0.09)		$(1.13)		$0.05	$(2.84)

	2007
	First		Second		Third	Fourth
Net sales	$889		$1,038		$929	$891
Gross profit	$202		$255		$202	$205

(Loss) earnings from continuing operations	$(20	)(d)	$(23	)(e)	$1 (f)	$(3	)(g)
Earnings from discontinued operations	5		6		3	4
Gain (loss) on sale of discontinued operations	2		25		(2)	(1)
Net (loss) earnings	$(13)		$8		$2	$—

Basic and diluted per share data (h):
(Loss) earnings from continuing operations	$(0.08)		$(0.09)		$0.01	$(0.02)
Earnings from discontinued operations	0.02		0.02		0.01	0.02
Gain (loss) on sale of discontinued operations	0.01		0.10		(0.01)	—
Net (loss) earnings	$(0.05)		$0.03		$0.01	$—

(a)            The net loss for the first quarter of 2008 includes pretax charges for loss on sale of business related to oleochemicals of $23 million.

(b)         The net loss for the second quarter of 2008 includes pretax charges for goodwill impairment of $320 million relating to the Consumer Products segment and antitrust costs of $11 million.

(c)          The net loss for the fourth quarter of 2008 includes pre-tax charges for goodwill impairment of $665 million relating to the Polymer Additives and Consumer Product segments, and facility closure of $26 million.

(d)         Loss from continuing operations for the first quarter of 2007 includes pre-tax charges for antitrust costs of $12 million and facility closures of $3 million.

(e)          Loss from continuing operations for the second quarter of 2007 includes pre-tax charges for facility closures of $22 million, antitrust costs of $18 million, loss on sale of business relating to Celogen® of $15 million and asset impairment charges of $7 million related to the Marshall, Texas facility and the 2007 restructuring programs.

(f)            Earnings from continuing operations for the third quarter of 2007 includes pre-tax charges for facility closures of $9 million, asset impairment charges of $9 million related to the Ravenna, Italy facility and antitrust costs of $2 million.

(g)         Loss from continuing operations for the fourth quarter of 2007 includes pre-tax charges for antitrust costs of $3 million, asset impairment charges of $3 million and facility closures of $2 million.

(h)         The sum of the earnings per common share for the four quarters may not equal the total earnings per common share for the full year due to quarterly changes in the average number of shares outstanding.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Chemtura Corporation:

We have audited the accompanying consolidated balance sheets of Chemtura Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement Schedule II, Valuation and Qualifying Accounts.  We also have audited Chemtura Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control  — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting (Item 9A(b)), included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company’s review of its income tax accounts has been identified and included in management’s assessment as of December 31, 2008.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemtura Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.   Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

Also, in our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Chemtura Corporation has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.  Our opinion on the effectiveness of internal control over financial reporting does not affect our opinion on the consolidated financial statements.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has limited liquidity, has suffered recurring losses from continuing operations, and has a significant amount of debt outstanding under agreements which include various covenants, certain of which the Company was not in compliance with at December 31, 2008 and which it does not expect to be in compliance with subsequent to the expiration of the waiver period for the balance of 2009 resulting in a working capital deficiency at December 31, 2008.  Such factors raise substantial doubt about the Company’s ability to continue as a going concern.   Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to Notes to Consolidated Financial Statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements as of January 1, 2006 and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006, and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007 and Statement of Financial Accounting Standards No. 157, Fair Value Measurements, specifically for financial assets and liabilities, as of January 1, 2008.

/s/ KPMG LLP

Stamford, Connecticut

March 2, 2009

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

As of December 31, 2008, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2008 were not effective because of a material weakness in internal control over financial reporting described below.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation of internal control over financial reporting, management identified the following material weakness as of December 31, 2008.

The Company did not provide adequate oversight to ensure a timely and effective review of its income tax accounts.  This deficiency resulted in a material misstatement of the Company’s income tax accounts in its preliminary financial statements as of December 31, 2008.

As a result of the material weakness described above, management concluded that Chemtura’s internal control over financial reporting was not effective as of December 31, 2008, based on the criteria identified above.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report, which is included elsewhere within this Form 10-K, on the effectiveness of Chemtura’s internal control over financial reporting.

(c) Remediation Activities

In the fourth quarter of 2008, the Company engaged in the following remediation activities:

•                  Additional review procedures at September 30, 2008 to ensure early identification of year end issues

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

(d) Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred in the fourth quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Effective as of February 25, 2009, C.A. (Lance) Piccolo resigned from his position as a member of the Board of Directors of the Company. Mr. Piccolo did not resign from the Board of Directors as a result of a disagreement with the Company on any matter relating to the company's operations, policies or practices. Mr. Piccolo served on the audit committee and organization, compensation and governance committee of the Board of Directors.

Effective as of February 27, 2009, Robert A. Fox resigned from his position as a member of the Board of Directors of the Company.  Mr. Fox did not resign from the Board of Directors as a result of a disagreement with the Company on any matter relating to the company's operations, policies or practices. Mr. Fox served on the Audit Committee and served as Chairman of the Environmental, Health & Safety Committee of the Board of Directors.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Information called for by this item concerning directors of the Corporation and committees of the Board of Directors is included in the definitive proxy statement for the Corporation’s Annual Meeting of Stockholders to be held on May 13, 2009, under the captions “Election of Six Directors,” “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which is to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, and such information is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

Information called for by this item is included in the definitive proxy statement for the Corporation’s Annual Meeting of Stockholders to be held on May 13, 2009, under the caption “Officers’ and Directors’ Compensation,” which is to be filed with the Commission pursuant to Regulation 14A and such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth herein, information called for by this item is included in the definitive proxy statement for the Corporation’s Annual Meeting of Stockholders to be held on May 13, 2009, under the captions “Principal Holders of Voting Securities” and “Security Ownership of Management,” which is to be filed with the Commission pursuant to Regulation 14A, and such information is incorporated herein by reference.

The following table provides information about shares of the Corporation’s common stock that may be issued upon the exercise of options, warrants and rights under the Corporation’s equity compensation plans as of December 31, 2008:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
	(in millions)		(in millions)
Equity compensation plans approved by security holders (1)	11.5	$9.45	6.2	(2)
Equity compensation plans not approved by security holders (3)	0.4	$7.41	—

Total	11.9	$9.38	6.2

(1)   Includes 2006 Chemtura Corporation Long-Term Incentive Plan; 2001 Employee Stock Purchase Plan;  1998 Long-Term Incentive Plan; 1993 Stock Option Plan for Non-Employee Directors; 1993 Employee Stock Compensation Plan; 1998 Stock Compensation Plan; 2002 Stock Option and Incentive Plan.

(2)   Includes 0.8 million of common stock available for future issuance as of December 31, 2008 for the 2001 Employee Stock Purchase Plan.

(3)   Includes 2001 Employee Stock Option Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by this item is included in the definitive proxy statement for the Corporation’s Annual Meeting of Stockholders to be held on May 13, 2009, under the caption “Principal Accountant Fees and Services,” which is to be filed with the Commission pursuant to Regulation 14A, and such information is incorporated herein by reference.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

1.               Financial statements and Report of Independent Registered Public Accounting Firm, as required by Item 8 of this form.

(i)     Consolidated Statements of Operations for the years ended December 31, 2008, 2007, and 2006;

(ii)    Consolidated Balance Sheets as of December 31, 2008 and 2007;

(iii)   Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006;

(iv)   Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006;

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

3(ii)	By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to the Registrant’s March 31, 2006 10-Q).

3(iii)	Amendment to the By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to the Registrant’s Form 8-K dated April 30, 2007 (“April 30, 2007 8-K”)).

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

4.4

Indenture, dated as of August 16, 2004, among Crompton Corporation, the Guarantors listed on Schedule A thereto, Wells Fargo Bank, National Association, as trustee and Deutsche Bank Trust Company Americas as Note Custodian, Paying Agent and Registrar, relating to the Registrant’s Senior Floating Rate Notes due 2010 (incorporated by reference to Exhibit 4.6 of the 2004 S-4).

4.5

Supplemental Indenture dated as of May 31, 2005, by and between Crompton Corporation and Wells Fargo Bank, National Association, as Trustee, relating to Crompton Corporation Senior Floating Rate Notes due 2010 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K dated June 1, 2005 (“June 1, 2005 8-K”).

4.6

Supplemental Indenture dated as of May 31, 2005, by and between Crompton Corporation and Wells Fargo Bank, National Association, as Trustee, relating to Crompton Corporation 9 7/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.2 to the June 1, 2005 8-K).

4.7

Amended and Restated Pledge Agreement, from the pledgors referred to therein to Citibank, N.A., as agent, dated as of July 31, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated August 6, 2007 (“August 6, 2007 8-K”)).

4.8

Amendment No. 1 dated as of September 30, 2007, to the Amended and Restated Credit Agreement dated as of July 31, 2007, with its lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated November 5, 2007 (“November 5, 2007 8-K”)).

4.9

Waiver and Amendment No. 2, dated as of December 30, 2008, to its Amended and Restated Credit Agreement dated July 31, 2007 (the “Credit Agreement”) with Citibank, N.A., as agent, and the other lenders and agents party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s December 30, 2008 Form 8-K/A filed on January 2, 2009 (“December 30, 2008 8-K/A”)), previously filed with the referenced report on Form 8-K filed by Registrant on December 31, 2008.

4.10

Second Amended and Restated Pledge and Security Agreement, dated as of December 30, 2008, among Chemtura Corporation, certain domestic subsidiaries of Chemtura Corporation, and Citibank, N.A., as agent (incorporated by reference to Exhibit 10.3 to the Registrant’s December 30, 2008 Form 8-K/A filed on January 2, 2009 (“December 30, 2008 8-K/A”)), previously filed with the referenced report on Form 8-K filed by Registrant on December 31, 2008.

10.1

Supplement No. 1 dated as of March 26, 2004, to the Security Agreement dated as of December 21, 2001, among the Registrant, various subsidiaries of the Registrant, and Citicorp USA, Inc., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the March 31, 2004 10-Q).

10.2+

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

10.4

Security Agreement, dated as of August 16, 2004, among Crompton Corporation, certain of its subsidiaries from time to time party thereto and Deutsche Bank AG New York Branch as Collateral Agent (incorporated by reference to Exhibit 10.47 of the 2004 Form S-4).

10.5

Pledge Agreement, dated as of August 16, 2004, among Crompton Corporation, certain of its subsidiaries from time to time party thereto and Deutsche Bank AG New York Branch, as Pledgee (incorporated by reference to Exhibit 10.48 to the 2004 Form S-4).

10.6

Subsidiaries Guaranty, dated as of August 16, 2004, among certain subsidiaries of Crompton Corporation and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.49 of the 2004 form S-4).

10.7+	Amended Crompton Corporation 1998 Long Term Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s 2001 Form 10-K).

10.8+

Form of Amendment 2003-1 to the Supplemental Retirement Agreement dated various dates in December 2003 by and between the Registrant and various of its executive officers (incorporated by reference to Exhibit 10.27 to the 2003 Form 10-K).

10.9+

Form of 2004-2006 Long Term Incentive Award Agreement dated February 3, 2004 by and between the Registrant and various of its executive officers (incorporated by reference to Exhibit 10.30 to the 2003 Form 10-K).

10.10+	Consulting Agreement dated June 7, 2004 by and between the Registrant and Vincent A. Calarco (incorporated by reference to Exhibit 10.4 to the Registrant’s June 30, 2004 Form 10-Q).

10.11+

Form of Stock Option Agreement (undated) by and between the Registrant and various of its executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated November 29, 2004 (“November 29, 2004 Form 8-K”)).

10.12+	Form of Restricted Stock Agreement (undated) by and between the Registrant and various of its executive officers (incorporated by reference to Exhibit 10.2 to the November 29, 2004 Form 8-K).

10.13+	Form of Crompton Corporation Summary of Compensation and Benefits for Non-Employee Directors, dated March 2005 (incorporated by reference to Exhibit 10.47 to the Registrant’s 2004 10-K).

10.14+

Form of 2005 Management Incentive Program, effective February 23, 2005, by and between the Registrant and various key management personnel (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated February 28, 2005 (“February 28, 2005 8-K”)).

10.15+

Form of 2005-2007 Long-Term Incentive Award Agreement, effective February 23, 2005, by and between the Registrant and various key management personnel (incorporated by reference to Exhibit 10.3 to the February 28, 2005 8-K).

10.16+

Form of Supplemental Savings Plan, effective January 1, 2005, by and between the Registrant and various key management personnel (incorporated by reference to Exhibit 10.1 to the February 28, 2005 8-K).

10.17+	2005 Crompton Corporation Short-Term Incentive Plan, effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated April 27, 2005).

10.18

Credit Agreement, dated as of July 1, 2005, among the Registrant, the Lenders listed therein, Citibank, N.A., as Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated July 1, 2005 (“July 1, 2005 8-K”)).

10.19+

Description of directors’ fees to be paid to former directors of Great Lakes Chemical Corporation upon their joining the Registrant’s Board of Directors (incorporated by reference to item 1.01 of the Registrant’s Form 8-K dated July 21, 2005).

10.20

Amendment No. 1 to the Credit Agreement by and among the Registrant, various lenders and Citibank, N.A., as Agent, dated as of December 12, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated December 15, 2005 (“December 15, 2005 8-K”)).

10.21

Amended and Restated Credit Agreement by and among the Registrant, various lenders and Citibank, N.A., as Agent, dated as of December 12, 2005 (incorporated by reference to Exhibit 10.2 to the December 15, 2005 8-K).

10.22+	Form of 2006-2008 Chemtura Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the January 26, 2006 8-K).

10.23

Amendment No. 2, dated as of December 31, 2005, to the Credit Agreement by and among the Registrant, various lenders and Citibank N.A., as Agent, dated as of July 1, 2005, as amended and restated by Amendment No. 1 dated as of December 12, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated February 15, 2006).

10.24+	Form of 2006 Chemtura Corporation Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the March 9, 2006 Form 8-K).

10.25+	Form of Chemtura Corporation Executive and Key Employee Severance Plan (incorporated by reference to Exhibit 10.2 to the March 9, 2006 Form 8-K).

10.26

Amendment No. 3, dated as of December 31, 2005, to the Credit Agreement by and among the Registrant, various lenders and Citibank N.A., as Agent, dated as of July 1, 2005, as amended and restated by Amendment No. 1 dated as of December 12, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated March 20, 2006.)

10.27

Indenture dated as of April 24, 2006, by and among the Registrant as Issuer, the Guarantors named therein and wells Fargo Bank, N.A., as Trustee relating to the Registrant’s 6.875% Notes due 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2006 Form 10-Q).

10.28+	Chemtura Corporation 2006 Long-Term Incentive Plan, effective April 27, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s April 27, 2006 Form 8-K).

10.29

Sale and Purchase Agreement dated as of May 12, 2006, by and among the Registrant, various subsidiaries of the Registrant and MCAW Group Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s May 18, 2006 Form 8-K).

10.30

Form of Amendment No. 4 to the Credit Agreement by and among the Registrant, various lenders and Citibank, N.A., as Agent, dated as of May 9, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s May 26, 2006 Form 8-K).

10.31+	Employment Agreement dated as of June 13, 2006, by and between the Registrant and Robert L. Wood (incorporated by reference to Exhibit 10.1 to the Registrant’s June 19, 2006 Form 8-K).

10.32+	“Flexperq” Program adopted on October 26, 2006, effective January 1, 2007 (incorporated by reference to Exhibit 10.2 to the October 31, 2006 Form 8-K).

10.33

Form of Amendment No. 5 to the Credit Agreement by and among the Registrant, various lenders and Citibank, N.A., as Agent, dated as of December 14, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s December 15, 2006 Form 8-K).

10.34

Stock Purchase Agreement by and among the stockholders of Kaufman Holdings Corporation, Alex Kaufman and the Registrant, dated as of January 31, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s January 31, 2007 Form 8-K).

10.35

Asset Purchase and Sale Agreement by and among the Registrant, various subsidiaries of the Registrant and Lion Copolymer, LLC, dated as of February 3, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s February 5, 2007 Form 8-K).

10.36

Form of Amendment No. 6 to the Credit Agreement by and among the Registrant, various lenders and Citibank, N.A., as Agent, dated as of February 27, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s February 28, 2007 Form 8-K).

10.37+

Separation Agreement and General Release dated April 1, 2007, by and between Marcus Meadows-Smith and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s June 5, 2007 Form 8-K (“June 5, 2007 8-K”)).

10.38+

Separation Agreement and General Release dated April 1, 2007, by and between Karen R. Osar and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s May 9, 2007 Form 8-K (“May 9, 2007 8-K”)).

10.39+

Employment of Stephen C. Forsyth was accompanied by a sign-on bonus, performance-based restricted stock, restricted stock grant, stock options, participation in the Management Incentive Plan, Key Executive and Key Employee Severance Plan, Supplemental Savings Plan, and the “Flexperq” Program (incorporated by reference to the Registrant’s April 9, 2007 Form 8-K (“April 9, 2007 8-K”)).

10.40+	2007 Chemtura Corporation Management Incentive Plan, effective March 28, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s March 29, 2006 Form 8-K (“March 29, 2006 8-K”)).

10.41+	2007-2009 Chemtura Corporation Long-Term Incentive Plan, effective March 28, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s March 29, 2006 Form 8-K (“March 29, 2006 8-K”)).

10.42+	Chemtura Corporation Executive and Key Employee Severance Plan, effective April 15, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s April 26, 2006 Form 8-K (“April 26, 2006 8-K”)).

10.43+

Agreement dated November 28, 2007 by and between the Registrant and David G. Dickey, (incorporated by reference to Exhibit 10.84 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007 (“2007 10-K”)).

10.44+

Separation Agreement and General Release dated January 21, 2008, by and between Gary P. Yeaw and the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s January 23, 2008 Form 8-K (“January 23, 2008 8-K”).

10.45+	2008 Chemtura Corporation Management Incentive Program, effective February 28, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s March 3, 2008 Form 8-K (“March 3, 2008 8-K”).

10.46+	2008-2010 Chemtura Corporation Long-Term Incentive Plan, effective February 28, 2008 (incorporated by reference to Exhibit 10.2 to the March 3, 2008 8-K.

10.47+

The Board of Directors of the Registrant adopted a new compensation schedule (dated as of October 28, 2008) for non-employee members of the Board of Directors, (reported the Registrant’s October 31, 2008 Form 8-K (“October 31, 2008 8-K”).

10.48

Amendment Number 1 to Receivables Purchase Agreement (dated as of May 31, 2007), (incorporated by reference to Exhibit 10.86 to the Registrant’s September 30, 2006 Form 10-Q (“September 30, 2006 10-Q”)).

10.49

Letter Agreement Regarding Receivables Purchase Agreement (dated as of May 31, 2007), (incorporated by reference to Exhibit 10.87 to the Registrant’s September 30, 2006 Form 10-Q (“September 30, 2006 10-Q”)).

10.50

Amendment Number 2 to Amended and Restated Receivables Purchase Agreement (dated as of June 28, 2007), (incorporated by reference to Exhibit 10.88 to the Registrant’s September 30, 2006 Form 10-Q (“September 30, 2006 10-Q”)).

10.51

First Amendment Dated as of May 31, 2007 to Fourth Amended and Restated Receivables Sale Agreement Dated as of September 28, 2006, (incorporated by reference to Exhibit 10.89 to the Registrant’s September 30, 2006 Form 10-Q (“September 30, 2006 10-Q”)).

10.52

Amendment No. 2 to Fourth Amended and Restated Receivables Sale Agreement (dated as of June 28, 2007), (incorporated by reference to Exhibit 10.90 to the Registrant’s September 30, 2006 Form 10-Q (“September 30, 2006 10-Q”)).

10.53

Third Amendment Dated as of August 31, 2007 to Fourth Amended and Restated Receivables Sale Agreement Dated as of September 28, 2006, (incorporated by reference to Exhibit 10.91 to the Registrant’s September 30, 2006 Form 10-Q (“September 30, 2006 10-Q”)).

10.54+

Employment Agreement dated as of December 8, 2008, by and between the Registrant and Craig A. Rogerson (incorporated by reference to Exhibit 10.86 to the Registrant’s December 9, 2008 Form 8-K (“December 9, 2008 8-K”)).

10.55+

Separation Agreement and General Release, dated as of December 8, 2008, by and between Mr. Robert L. Wood and the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s December 16, 2008 Form 8-K (“December 16, 2008 8-K”)).

10.56+

Separation Agreement and General Release dated January 19, 2009, by and between Lynn A. Schefsky and the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s February 5, 2009 Form 8-K (“February 5, 2009 8-K”)).

10.57

Sixth Amendment and Waiver Agreement, dated as of December 30, 2008, to the Fourth Amended and Restated Receivables Sale Agreement dated as of September 28, 2006, by and among Crompton & Knowles Receivables Corporation, as seller (“Seller”), Chemtura Corporation, as the initial collection agent, The Royal Bank of Scotland plc (as successor to ABN AMRO Bank N.V.), as agent, and various other banks and liquidity providers (incorporated by reference to Exhibit 10.1 to the Registrant’s December 30, 2008 Form 8-K/A filed on January 2, 2009 (“December 30, 2008 8-K/A”)).

10.58

Form of Amended and Restated Supplemental Savings Plan, effective January 1, 2009, by and between the Registrant and various eligible employees (incorporated by reference to Exhibit 10.1 to the January 2, 2009 8-K)).

10.59

Form of Receivables Purchase Agreement, dated as of January 23, 2009, by and among Registrant, as Seller, Registrant as the Servicer, Citicorp USA, Inc., as Agent, Citigroup Global Markets Inc., as Arranger and The Royal Bank of Scotland Plc, as Syndication Agent (incorporated by reference to Exhibit 10.92 to the Registrant’s January 27, 2009 Form 8-K (“January 27, 2009 8-K”)).

10.60

Form of Receivables Sale Agreement, dated as of January 23, 2009, by and among Registrant, Great Lakes Chemical Corporation, GLCC Laurel, LLC, and BioLab, Inc. as Sellers, Chemtura Receivables LLC, as Buyer, Registrant as Buyer’s Servicer, and Citicorp USA, Inc., as Agent, (incorporated by reference to Exhibit 10.93 to the Registrant’s January 27, 2009 Form 8-K (“January 27, 2009 8-K”)).

10.61

Supplemental Indenture, dated as of February 11, 2009, among GLCC LAUREL, LLC, BIOLAB COMPANY STORE, LLC and BIOLAB FRANCHISE COMPANY, LLC, each an indirect subsidiary of Registrant, and Wells Fargo Bank, N.A., as trustee.

10.62

Addendum, dated as of February 13, 2009, to Separation Agreement and General Release, dated as of December 8, 2008, by and between Mr. Robert L. Wood and the Registrant (Separation Agreement and General Release incorporated by reference to Exhibit 99.1 to the Registrant’s December 16, 2008 Form 8-K (“December 16, 2008 8-K”)).

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

CHEMTURA CORPORATION
(Registrant)

Date: March 2, 2009	By:	/s/ Stephen C. Forsyth
Stephen C. Forsyth Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title
Craig A. Rogerson	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

Stephen C. Forsyth	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Kevin V. Mahoney	Senior Vice President and Corporate Controller (Principal Accounting Officer)

Nigel D. T. Andrews*	Director

James W. Crownover*	Director

Edward P. Garden*	Director

Martin M. Hale*	Director

Roger L. Headrick*	Co-lead Director

Bruce F. Wesson*	Director

Date: March 2, 2009	*By:	/s/ Stephen C. Forsyth
Stephen C. Forsyth as attorney-in-fact

Schedule II

Valuation and Qualifying Accounts

(In millions of dollars)

		Additions
	Balance at	charged to					Balance
	beginning	costs and					at end
	of year	expenses	Deductions		Other		of year
Fiscal Year ended December 31, 2008:
Allowance for doubtful accounts	$32	3	(4	)(a)	(5	)(c)	26
Reserve for customer rebates	27	30	(36	)(b)	—	(c)	21

Fiscal Year ended December 31, 2007:
Allowance for doubtful accounts	$32	4	(7	)(a)	3	(c)	32
Reserve for customer rebates	29	45	(48	)(b)	1	(c)	27

Fiscal Year ended December 31, 2006:
Allowance for doubtful accounts	$31	20	(20	)(a)	1	(c)	32
Reserve for customer rebates	33	51	(56	)(b)	1	(c)	29

(a)          Represents primarily accounts written off as uncollectible (net of recoveries).

(b)         Represents primarily payment to the customers.

(c)          Represents primarily the translation effect of balances denominated in foreign currencies.