Form 10-Q
period 2009-03-31
Chemtura CORP
filed 2009-05-08
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filed or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☒ No

The number of shares of common stock outstanding as of the latest practicable date is as follows:

Number of shares outstanding
Class	at March 31, 2009
Common Stock - $.01 par value	242,979,186

CHEMTURA CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Consolidated Statements of Operations (Unaudited)

Quarters ended March 31, 2009 and 2008

 (In millions, except per share data)

	Quarter ended March 31,
	2009	2008

Net sales	$517	$909

Cost of goods sold	418	725
Selling, general and administrative	70	85
Depreciation and amortization	44	69
Research and development	9	14
Facility closures, severance and related costs	3	—
Antitrust costs	2	—
Loss on sale of business	—	23
Equity income	—	(1)

Operating loss	(29)	(6)
Interest expense (a)	(20)	(20)
Other income, net	1	15
Reorganization items, net	(40)	—

Loss before income taxes	(88)	(11)
Income tax expense	(6)	(9)

Net loss	(94)	(20)

Less: net income attributable to non-controlling interests	—	(1)

Net loss attributable to Chemtura Corporation	$(94)	$(21)

Net loss attributable to Chemtura Corporation per share - Basic and Diluted	$(0.39)	$(0.09)

Weighted average shares outstanding - Basic and Diluted	242.8	242.1

(a) Interest expense excludes unrecorded contractual interest expense of $3 million for the quarter ended March 31, 2009.

See accompanying notes to consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Consolidated Balance Sheets

March 31, 2009 (Unaudited) and December 31, 2008

(In millions, except per share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$135	$68
Accounts receivable	442	392
Inventories	530	611
Other current assets	152	184
Total current assets	1,259	1,255

NON-CURRENT ASSETS
Property, plant and equipment	820	862
Goodwill	260	265
Intangible assets, net	495	517
Other assets	198	158

	$3,032	$3,057

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term borrowings	$169	$3
Current portion of long-term debt	—	1,178
Accounts payable	76	243
Accrued expenses	167	361
Income taxes payable	24	28

Total current liabilities	436	1,813

NON-CURRENT LIABILITIES
Long-term debt	2	23
Pension and post-retirement health care liabilities	156	508
Other liabilities	126	225
Total liabilities not subject to compromise	720	2,569

LIABILITIES SUBJECT TO COMPROMISE	1,974	—

STOCKHOLDERS’ EQUITY
Common stock - $0.01 par value Authorized - 500.0 shares Issued - 254.5 shares at March 31, 2009 and 254.1 shares at December 31, 2008	3	3
Additional paid-in capital	3,037	3,036
Accumulated deficit	(2,284)	(2,189)
Accumulated other comprehensive loss	(263)	(208)
Treasury stock at cost - 11.5 shares	(167)	(167)
Total Chemtura Corporation stockholders’ equity	326	475

Non-controlling interest	12	13
Total stockholders’ equity	338	488

	$3,032	$3,057

See accompanying notes to consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Condensed Consolidated Statements of Cash Flows (Unaudited)

Quarter ended March 31, 2009 and 2008

(In millions)

	Quarter ended March 31,
Increase (decrease) in cash	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(94)	$(21)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on sale of business	—	23
Depreciation and amortization	44	69
Stock-based compensation expense	1	3
Reorganization items, net	40	—
Equity income	—	(1)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	30	(91)
Impact of sale of accounts receivable	(93)	98
Inventories	59	(52)
Accounts payable	(40)	34
Pension and post-retirement health care liabilities	(4)	(6)
Other	(20)	(40)
Net cash (used in) provided by operating activities	(77)	16

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	3	62
Payments for acquisitions, net of cash acquired	(5)	(26)
Capital expenditures	(8)	(23)
Net cash (used in) provided by investing activities	(10)	13

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debtor-in-possession credit facility, net	165	—
Proceeds from credit facility, net	9	50
Payments on long term borrowings	—	(31)
Proceeds from short term borrowings	1	1
Dividends paid	—	(12)
Payments for debt issuance costs	(19)	—
Other financing activities	—	(1)
Net cash provided by financing activities	156	7

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(2)	2
Change in cash and cash equivalents	67	38
Cash and cash equivalents at beginning of period	68	77
Cash and cash equivalents at end of period	$135	$115

See accompanying notes to consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements (Unaudited)

1) NATURE OF OPERATIONS AND BANKRUPTCY PROCEEDINGS

Nature of Operations

Chemtura Corporation, together with its consolidated subsidiaries, (the “Company”) is dedicated to delivering innovative, market-focused specialty chemical solutions and consumer product offerings.  Chemtura Corporation is headquartered in Middlebury, Connecticut and operates in a wide variety of end-use markets, including automotive, transportation, construction, packaging, agriculture, lubricants, plastics for durable and non-durable goods, electronics, and home pool and spa chemicals.

Chemtura Corporation is the successor to Crompton & Knowles Corporation, which was incorporated in Massachusetts in 1900 and engaged in the manufacture and sale of specialty chemicals beginning in 1954.  Chemtura Corporation expanded its specialty chemical business through acquisitions in the United States and Europe, including the 1996 acquisition of Uniroyal Chemical Company, Inc. (“Uniroyal”), the 1999 merger with Witco Corporation (“Witco”) and the 2005 acquisition of Great Lakes Chemical Corporation (“Great Lakes”).

Liquidity and Bankruptcy Proceedings

The Company entered into the first quarter with significantly constrained liquidity.  The fourth quarter of 2008 had seen an unprecedented reduction in orders for the Company’s products as the global recession deepened and customers saw or anticipated reductions in demand in the industries they served.  The impact was more pronounced on those business segments that served cyclically exposed industries. As a result, the Company’s sales and overall financial performance deteriorated resulting in the Company’s inability to be in compliance with the two financial maintenance covenants under the Amended and Restated Credit Agreement, dated as of July 31, 2007, among the Company, the subsidiaries of the Company party thereto, the lenders party thereto and Citibank, N.A., as agent, as amended or supplemented from time to time (the “Credit Facility”) as of December 31, 2008.  On December 30, 2008, the Company obtained a 90-day waiver of compliance with these covenants from the lenders under the Credit Facility.  This waiver was to expire on March 30, 2009.

The Company’s liquidity was further constrained by changes in the availability under its accounts receivable facilities during the fourth quarter of 2008.  The eligibility criteria and reserve requirements under the Company’s prior U.S. accounts receivable facility tightened in the fourth quarter of 2008 following a credit rating downgrade, significantly reducing the value of accounts receivable that could be sold under the facility compared with September 30, 2008.  Additionally, the availability and access to the Company’s European accounts receivable facility was restricted in late December 2008 in light of its financial performance and it was unable to sell additional receivables under this existing program.

The crisis in the credit markets posed a continued challenge for 2009.  Under normal market conditions, the Company believed it would have had the ability to refinance its $370 million notes that were to come due on July 15, 2009 (“2009 Notes”) in the debt capital markets.  However, with the change in credit market conditions in the late summer of 2008 and the deterioration in the Company’s financial performance, the Company did not believe it would be able to do so on commercially reasonable terms, if at all.  As a result, the Company had launched a process to sell one of its businesses to raise the funds necessary to meet the maturity when due.

On January 23, 2009, a special-purpose subsidiary of the Company entered into a new three-year U.S. accounts receivable facility that restored much of the liquidity that the Company had pursuant to the prior U.S. accounts receivable facility before the 2008 fourth quarter events.  However, it was unable to recommence the sale of accounts receivable under its European accounts receivable facility during the quarter.  In February 2009, the provider of the facility made a proposal to the Company to revise certain terms of the facility including among other matters, significantly reducing the value of accounts receivable that could be sold under the facility from approximately $230 million (€175 million) to approximately $92 million (€70 million) and changes to the subsidiaries eligible to sell accounts receivable under the facility.  Despite good faith discussions between the parties, they were unable to conclude an agreement to restart sales of accounts receivable under the facility and the balance of accounts receivable previously sold under the facility continued to decline, offsetting much of the benefit to liquidity gained by the new U.S. accounts receivable facility.

January 2009 saw no improvement in customer demand from the depressed levels in December 2008 and some business segments saw further deterioration.  Although February and March of 2009 saw incremental improvement in net sales compared to January 2009, business conditions remained difficult as is evidenced by the 43% reduction in sales in the first quarter of 2009 compared to the first quarter of 2008.  As awareness grew of the Company’s constrained liquidity and financial performance, suppliers started to restrict the credit they would provide to the Company and, as a result, liquidity dwindled.  Despite moderate cash generation through inventory reductions, the Company’s trade credit continued to tighten, resulting in unprecedented restrictions on trade credit.

In January and February of 2009, the Company worked to expedite its assets sale processes with additional intent to meet its short term liquidity needs as the July 15, 2009 maturity of its 2009 Notes.  Potential buyers conducted due diligence and worked towards submitting their final offers on several businesses.  However, with the continuing recession and speculation about the financial condition of the Company, potential buyers became progressively more cautious.  Certain potential buyers expressed concern about the ability of the Company to perform its obligations under a sale agreement, increased their diligence requirements or concluded not to proceed with a transaction.  In March 2009, the Company was forced to conclude that although there were potential buyers for the assets it was seeking to sell, a sale was unlikely to be concluded in sufficient time to offset the continued deterioration in its liquidity or at a value that would permit the Company to address in full its impending debt maturities and liquidity needs.

By March 2009, dwindling liquidity and growing restrictions on available trade credit started to result in production stoppages as raw materials could not be obtained on a timely basis.  At the same time, the Company concluded that it was improbable that it could recommence sales of accounts receivable under its European accounts receivable facility or complete the sale of a business in sufficient time to provide the immediate liquidity it needed to operate.  Absent such an infusion of liquidity, the Company would likely experience further suspensions or sustained limitations to its business operations that ultimately would have a disastrous effect on the value of the Company’s business as a whole.  Specifically, the inability to maintain and stabilize its business operations would result in depleted inventories, missed supply obligations and damaged customer relationships.

Having carefully explored and exhausted all possibilities to gain near-term access to liquidity, the Company determined that debtor-in-possession financing represented the best available alternative for the Company to meet its immediate and ongoing liquidity needs and to preserve value for all its constituents.  As a result, having obtained the commitment of a $400 million senior secured debtor-in-possession credit facility agreement (“DIP Credit Facility”), Chemtura Corporation, the parent company, and 26 of its U.S. affiliates (collectively, the “Debtors”) filed for relief under Chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) on March 18, 2009 in the United States Bankruptcy Court for the Southern District of New York (the “Court”).  The Chapter 11 cases are being jointly administered by the Court.  The Company’s non-U.S. subsidiaries and certain U.S. subsidiaries were not included in the filing and are not subject to the requirements of the Bankruptcy Code.  The Company’s U.S. and worldwide operations are expected to continue without interruption during the bankruptcy reorganization process.

The Debtors own substantially all of the Company’s U.S. assets.  The Debtors consist of Chemtura Corporation, the parent company, and the following subsidiaries:

• A&M Cleaning Products LLC	• Crompton Colors Incorporated	• Kem Manufacturing Corporation
• Aqua Clear Industries, LLC	• Crompton Holding Corporation	• Laurel Industries Holdings, Inc.
• ASEPSIS, Inc.	• Crompton Monochem, Inc.	• Monochem, Inc.
• ASCK, Inc.	• GLCC Laurel, LLC	• Naugatuck Treatment Company
• BioLab, Inc.	• Great Lakes Chemical Corporation	• Recreational Water Products, Inc.
• BioLab Company Store, LLC	• Great Lakes Chemical Global, Inc.	• Uniroyal Chemical Company Limited
• Biolab Franchise Company, LLC	• GT Seed Treatment, Inc.	• Weber City Road LLC
• BioLab Textile Additives, LLC	• HomeCare Labs, Inc	• WRL of Indiana, Inc.
• CNK Chemical Realty Corporation	• ISCI, Inc.

The principal U.S. assets are located in the following entities: Chemtura Corporation; BioLab, Inc.; and Great Lakes Chemical Corporation.

On March 18, 2009, Raymond E. Dombrowski, Jr. was appointed as the Company’s Chief Restructuring Officer.  In connection with this appointment, the Company entered into an agreement with Alvarez & Marshal North America, LLC ("A&M") to compensate A&M for Mr. Dombrowski’s services as Chief Restructuring Officer on a monthly basis at a rate of $150 thousand per month and incentive compensation in the amount of $3 million payable upon the earlier of (a) the consummation of a Chapter 11 plan of reorganization and (b) the sale, transfer, or other disposition of all or a substantial portion of the assets or equity of the Company.  Mr. Dombrowski is independently compensated pursuant to arrangements with A&M, a financial advisory and consulting firm specializing in corporate restructuring. Mr. Dombrowski will not receive any compensation directly from the Company and will not participate in any of the Company’s employee benefit plans.

The Chapter 11 petitions were filed to gain liquidity for continuing operations while the Debtors restructure their balance sheets to allow the Company to be a viable going concern.  While the Company believes it will be able to achieve these objectives through the Chapter 11 process, there can be no certainty that it will be successful in doing so.

Under Chapter 11, the Debtors are operating their U.S. businesses as a debtor-in-possession (“DIP”) under the protection of the Court from their pre-filing creditors and claimants.  Since the filing, all orders of the Court sufficient to enable the Debtors to conduct normal business activities, including “first day” motions and the interim and final approval of the DIP Credit Facility, have been entered by the Court.  While the Debtors are subject to Chapter 11, all transactions outside the ordinary course of their business will require the prior approval of the Court.

As a consequence of the Chapter 11 filings, pending litigation against the Debtors is generally subject to an automatic stay, and no party may take any action to collect pre-petition claims except pursuant to an order of the Court.

On March 20, 2009, the Court approved the Debtors’ “first day” motions.  Specifically, the Court granted the Debtors, among other things, interim approval to access $190 million of its $400 million DIP Credit Facility, approval to pay outstanding employee wages, health benefits, and certain other employee obligations and authority to continue to honor their current customer policies and programs, in order to ensure the reorganization process will not adversely impact their customers.  On April 29, 2009, the Court entered a final order providing full access to the $400 million DIP Credit Facility.

The Court has not yet established a general deadline for the filing of proofs of claim (“bar date”).  The Company will provide notice of the bar date once set by the Court.

As provided by the Bankruptcy Code, the Debtors have the exclusive right to file a plan of reorganization for 120 days after the petition date.  If necessary, the Company has the ability to file a motion with the Court to request an extension of exclusivity. There can be no assurance that the Court will grant such an extension of the exclusive period, that a reorganization plan will be filed by the Debtors or confirmed by the Court, or that any such plan will be consummated. After a plan of reorganization has been filed with the Court, the plan, along with a disclosure statement approved by the Court, will be sent to all creditors, equity holders and parties in interest. Following the solicitation period, the Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Court must make certain findings as required by the Bankruptcy Code. The Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met.

The ultimate recovery by the Debtors’ creditors and the Company’s shareholders, if any, will not be determined until confirmation and implementation of a plan of reorganization.  No assurance can be given as to what recoveries, if any, will be assigned in the Chapter 11 proceeding to each of these constituencies. A plan of reorganization could result in the Company’s shareholders receiving little or no value for their interests and holders of the Debtors’ unsecured debt, including trade debt, receiving less, and potentially substantially less, than payment in full for their claims.  Because of such possibilities, the value of the common stock and unsecured debt is highly speculative. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of these securities.  Although the shares of the Company’s common stock continue to trade on the Pink Sheets Electronic Quotation Service (“Pink Sheets”) under the symbol “CEMJQ,” the trading prices may have little or no relationship to the actual recovery, if any, by the holders under any eventual court-approved reorganization plan.  The opportunity for any recovery by holders of the Company’s common stock under such reorganization plan is uncertain and shares of the Company’s common stock may be cancelled without any compensation pursuant to such plan.

Continuation of the Company as a going concern is contingent upon, among other things, the Company’s and/or Debtors’ ability (i) to comply with the terms and conditions of the DIP Credit Facility; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to return to profitability; (iv) to generate sufficient cash flow from operations; and (v) to obtain financing sources to meet the Company’s future obligations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.  Additionally, a plan of reorganization could materially change amounts reported in the consolidated financial statements, which do not give effect to all adjustments of the carrying value of assets and liabilities that are necessary as a consequence of reorganization under Chapter 11.  In addition, as part of our emergence from bankruptcy protection, the Company may be required to adopt fresh start accounting in a future period.  If fresh start accounting is applicable, our assets and liabilities will be recorded at fair value as of the fresh start reporting date.  The fair value of our assets and liabilities as of such fresh start reporting date may differ materially from the recorded values of assets and liabilities on our Consolidated Balance Sheets.  Further, if fresh start accounting is required, the financial results of the Company after the application of fresh start accounting may be different from historical trends.

2) BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The information in the foregoing consolidated financial statements for the quarters ended March 31, 2009 and March 31, 2008 is unaudited but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature, except as otherwise disclosed in the accompanying notes to the consolidated financial statements.

The foregoing consolidated financial statements include the accounts of Chemtura Corporation and the wholly-owned and majority-owned subsidiaries that it controls.  Other affiliates in which the Company has a 20% to 50% ownership interest or a non-controlling majority interest are accounted for in accordance with the equity method.  Other investments in which the Company has less than 20% ownership are recorded at cost.  All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting under the Bankruptcy Code” (“SOP 90-7”).  SOP 90-7 does not ordinarily affect or change the application of U.S. generally accepted accounting principles (“GAAP”), however it does require the Company to distinguish transactions and events that are directly associated with the reorganization in connection with the Chapter 11 proceedings from the ongoing operations of the business.  The pre-petition liabilities subject to compromise are disclosed separately on the March 31, 2009 Consolidated Balance Sheet.  Expenses incurred and settlement impacts due to the Chapter 11 proceedings are reported separately as reorganization items, net on the Consolidated Statement of Operations for the quarter ended March 31, 2009.  Interest expense related to pre-petition indebtedness has been reported only to the extent that it will be paid during the pendency of the bankruptcy cases or is permitted by the Court approval or is expected to be an allowed claim.

Certain reclassifications have been made to the prior period financial information to conform to the current period presentation.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2008 Annual Report on Form 10-K.  The consolidated results of operations for the quarter ended March 31, 2009 are not necessarily indicative of the results expected for the full year.

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

Other income, net

Other income, net includes costs associated with the Company’s sale of accounts receivable facilities, foreign exchange gains (losses) and interest income.

Other Items

Cash and cash equivalents include bank term deposits with original maturities of three months or less.  Included in cash and cash equivalents in the Company’s consolidated balance sheets at March 31, 2009 and December 31, 2008 is $1 million of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.

Included in accounts receivable are allowances for doubtful accounts of $27 million and $26 million, as of March 31, 2009 and December 31, 2008, respectively.

During the quarters ended March 31, 2009 and 2008, the Company made interest payments of approximately $21 million.  During the quarters ended March 31, 2009 and 2008, the Company made payments for income taxes (net of refunds) of $7 million and $8 million, respectively.

Accounting Developments

Implemented in 2009

In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”), which requires companies to treat non-controlling interests (commonly referred to as minority interest) as a separate component of shareholders’ equity and not as a liability.  The provisions of FAS 160 are effective as of the beginning of the Company’s 2009 fiscal year.  The presentation and disclosure requirements of FAS 160 were applied on a retrospective basis for all periods presented.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which requires, among other items, that identifiable assets, liabilities, non-controlling interests and goodwill acquired in a business combination be recorded at full fair value.  The provisions of FAS 141(R) are effective as of the beginning of the Company’s 2009 fiscal year. The adoption of FAS 141(R) did not have a material impact on the Company’s consolidated financial position and results of operations.  Future adjustments made to valuation allowances and acquired tax contingencies on deferred taxes associated with acquisitions made prior to 2009 will impact the statement of operations based on the provisions of FAS 141(R).

In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of  Statement No. 157, “Fair Value Measurements” (“FAS 157”) for all non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008.  The adoption of FAS 157 for non-financial assets did not have a material impact on the Company’s consolidated financial position and results of operations.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”), which requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows.  The provisions of FAS 161 are effective as of the beginning of the Company’s 2009 fiscal year.

3) CONDENSED DEBTOR COMBINED FINANCIAL STATEMENTS

Condensed combined financial statements for the Debtors as of March 31, 2009 and for the quarter then ended are presented below.  These condensed combined financial statements include investments in subsidiaries carried under the equity method.

Condensed Combined Statement of Operations

(Debtor-in-Possession)

Quarter ended March 31, 2009

(In millions)

Chemtura
Corporation and
Subsidiaries in
Reorganization

Net sales	$386

Cost of goods sold	346
Selling, general and administrative	44
Depreciation and amortization	29
Research and development	5
Antitrust costs	2

Operating loss	(40)

Interest expense	(25)
Reorganization items, net	(40)
Equity in net earnings of subsidiaries	12

Loss before income taxes	(93)
Income tax expense	(1)
Net loss	$(94)

Condensed Combined Balance Sheet

(Debtor-in-Possession)

as of March 31, 2009

(In millions)

Chemtura
Corporation and
Subsidiaries in
Reorganization
ASSETS
Current assets	$648
Intercompany receivables	424
Investment in subsidiaries	1,883
Property, plant and equipment	504
Goodwill	149
Other assets	429
Total assets	$4,037

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$260
Intercompany payables	158
Other long-term liabilities	35
Total liabilities not subject to compromise	453
Liabilities subject to compromise (a)	3,246
Total stockholders’ equity	338
Total liabilities and stockholders’ equity	$4,037

(a) Includes intercompany payables of $1,272 million.

Condensed Combined Statement of Cash Flows

(Debtor-in-Possession)

Quarter ended March 31, 2009

(In millions)

Chemtura
Corporation and
Subsidiaries in
Reorganization
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(94)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29
Stock-based compensation expense	1
Reorganization items, net	40
Changes in assets and liabilities, net	(78)
Net cash used in operating activities	(102)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	3
Payments for acquisitions, net of cash acquired	(5)
Capital expenditures	(7)
Net cash used in investing activities	(9)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debtor-in-possession facility, net	165
Proceeds from credit facility, net	9
Deferred debt issuance costs	(19)
Net cash provided by financing activities	155

CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	44
Cash and cash equivalents at beginning of period	23
Cash and cash equivalents at end of period	$67

4) LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

Under Chapter 11 of the Bankruptcy Code, certain claims against the Debtors in existence prior to the filing of the petitions for relief are stayed while the Debtors continue business operations as a debtor-in-possession.  These estimated claims are reflected in the Consolidated Balance Sheet as liabilities subject to compromise as of March 31, 2009 and are summarized in the table below.  Such claims remain subject to future adjustments.  Adjustments may result from actions of the Court, negotiations, rejection or acceptance of executory contracts, determination as to the value of any collateral securing claims, proofs of claim or other events.

The Debtors have received approval from the Court to pay or otherwise honor certain of their pre-petition obligations, including approval to pay outstanding employee wages, health benefits, and certain other employee obligations.  Additionally, the Debtors are authorized to continue to honor their current customer policies and programs, to ensure the reorganization process will not impact customers.

The amounts of liabilities subject to compromise consist of the following:

As of
(In millions)	March 31, 2009
6.875% Notes due 2016 (a)	$500
7% Notes due July 2009 (a)	370
6.875% Debentures due 2026 (a)	150
Senior credit facility (a)	189
Other borrowings	20
Total debt subject to compromise	1,229

Pension and post-retirement health care liabilities	357
Accounts payable	121
Environmental reserves	70
Litigation reserves	73
Accrued interest expense	18
Other miscellaneous liabilities	106
Total liabilties subject to compromise	$1,974

(a)         The carrying value of pre-petition debt has been adjusted to its respective face value as this represents the expected allowable claim under the bankruptcy proceedings.  As a result, debt issuance costs, discounts and premiums were charged to reorganization items, net on the Consolidated Statement of Operations.

Reorganization items are presented separately in the Consolidated Statement of Operations and represent items realized or incurred by the Company as a direct result of the Debtors’ petition filings under Chapter 11 of the Bankruptcy Code.

The Court entered a final order providing full access to the $400 million DIP Credit Facility on April 29, 2009.  On May 4, 2009, the Company drew the $85 million balance of the $250 million term loan and used the proceeds together with cash on hand to fund the $86 million “roll up” of certain outstanding secured amounts owed to certain lenders under the Credit Facility.

The reorganization items recorded in the Statements of Operations consist of the following:

Quarter
Ended
(In millions)	March 31, 2009
Write-off debt discounts and premiums	$24
Write-off debt issuance costs	7
Professional fees	5
Write-off deferred charges related to termination of U.S. accounts receivable facility	4
Total reorganization items, net	$40

5) COMPREHENSIVE (LOSS) INCOME

An analysis of the Company’s comprehensive (loss) income follows:

	Quarter ended March 31,
(In millions)	2009	2008
Net loss	$(94)	$(21)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(57)	79
Unrecognized pension and other post-retirement benefit costs (net of tax)	—	2
Change in fair value of derivatives (net of tax)	—	2
Comprehensive (loss) income	(151)	62
Comprehensive income attributable to the non-controlling interest	2	—
Comprehensive (loss) income attributable to Chemtura Corporation	$(149)	$62

The components of accumulated other comprehensive loss at March 31, 2009 and December 31, 2008 are as follows:

	March 31,	December 31,
(In millions)	2009	2008
Foreign currency translation adjustment (net of tax)	$8	$63
Unrecognized pension and other post-retirement benefit costs (net of tax)	(270)	(270)
Fair value of derivatives (net of tax)	(1)	(1)

Accumulated other comprehensive loss	$(263)	$(208)

Reclassifications from other comprehensive loss to earnings related to the Company’s natural gas price swap contracts aggregated to a $1 million pre-tax loss and an immaterial pre-tax loss during the quarters ended March 31, 2009 and 2008, respectively.

6) SALE OF ACCOUNTS RECEIVABLE

At December 31, 2008, the Company had a committed U.S. accounts receivable facility which provided funding for the sale of up to $100 million of its eligible U.S. receivables to certain purchasers.  On January 23, 2009, the Company entered into a new U.S. accounts receivable facility with up to $150 million of capacity and a three-year term with certain lenders under its Amended and Restated Credit Agreement, dated as of July 31, 2007, among the Company, the subsidiaries of the Company party thereto, the lenders party thereto and Citibank, N.A., as agent, as amended or supplemented from time to time (the “Credit Facility”).  Lenders who participated reduced their commitments to the Credit Facility pro-rata to their commitments to purchase U.S. eligible accounts receivable under the new accounts receivable facility.  Accounts receivable sold under the former facility was $36 million as of December 31, 2008.  The former accounts receivable facility was terminated upon the effectiveness of the new U.S. accounts receivable facility.

Under the respective U.S. facilities, certain subsidiaries of the Company were able to sell their accounts receivable to a special purpose entity (“SPE”) that was created for the purpose of acquiring such receivables and selling an undivided interest therein to certain purchasers.  In accordance with the receivables purchase agreements, the purchasers were granted an undivided ownership interest in the accounts receivable owned by the SPE.  The amount of such undivided ownership interest will vary based on the level of eligible accounts receivable as defined in the agreement.  In addition, the purchasers retain a security interest in all the receivables owned by the SPE, which was $209 million as of December 31, 2008.  The balance of the unsold receivables owned by the SPE was included in the Company’s accounts receivable balance on the consolidated balance sheet.

The U.S. accounts receivable facility was terminated on March 23, 2009 as a condition of the Debtors entering into the DIP Credit Facility.  All accounts receivables were sold back by the purchasers and the SPE to their original selling entity using proceeds of $117 million from the DIP Credit Facility.

Following the termination, of the U.S. accounts receivable facility, deferred financing costs of approximately $4 million related to the new U.S. accounts receivable facility were charged to reorganization items, net in the Consolidated Statement of Operations.

Certain of the Company’s European subsidiaries maintained a separate facility to sell up to approximately $229 million of the eligible accounts receivable directly to a purchaser.  International accounts receivable sold under this facility were $10 million and $67 million as of March 31, 2009 and December 31, 2008, respectively.  The availability and access to the Company’s European accounts receivable facility were restricted by the purchaser in late December 2008 in light of its financial performance.  As a result, the Company was unable to sell additional accounts receivables under this program during the first quarter of 2009.  In February 2009, the provider of the facility made a proposal to the Company to revise certain terms of the facility including among other matters, significantly reducing the value of accounts receivable that could be sold under the facility from approximately $230 million (€175 million) to approximately $92 million (€70 million) and changes to the subsidiaries eligible to sell accounts receivable under the facility.  Despite good faith discussions between the parties, they have been unable to conclude an agreement to restart sales of accounts receivable under the facility and the balance of accounts receivable previously sold under the facility continued to decline.

7) INVENTORIES

Components of inventories are as follows:

	March 31,	December 31,
(In millions)	2009	2008
Finished goods	$351	$416
Work in process	43	34
Raw materials and supplies	136	161
	$530	$611

Included in the above net inventory balances are inventory obsolescence reserves of approximately $33 million and $31 million at March 31, 2009 and December 31, 2008, respectively.

8) PROPERTY, PLANT AND EQUIPMENT

	March 31,	December 31,
(In millions)	2009	2008
Land and improvements	$78	$83
Buildings and improvements	242	248
Machinery and equipment	1,214	1,233
Information systems equipment	212	190
Furniture, fixtures and other	27	30
Construction in progress	48	80
	1,821	1,864
Less accumulated depreciation	1,001	1,002
	$820	$862

Depreciation expense amounted to $35 million and $59 million for the quarters ended March 31, 2009 and 2008, respectively.  Depreciation expense includes accelerated depreciation of certain fixed assets associated with the Company’s restructuring programs, divestment activities and the consolidation of its legacy ERP systems of $2 million and $22 million for the quarters ended March 31, 2009 and 2008, respectively.

9) GOODWILL AND INTANGIBLE ASSETS

Goodwill by reportable segment is as follows:

			Crop
	Consumer	Industrial	Protection
	Performance	Performance	Engineered
(In millions)	Products	Products	Products	Total

December 31, 2008	$37	$171	$57	$265
Foreign currency translation	(2)	(3)	—	(5)
March 31, 2009	$35	$168	$57	$260

The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) as of July 31, or sooner, if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value.  The Company estimates the fair value of its reporting units utilizing income and market approaches through the application of discounted cash flow and market comparable methods.  The assessment is required to be performed in two steps, step one to test for a potential impairment of goodwill and, if potential losses are identified, step two to measure the impairment loss through a full fair valuing of the assets and liabilities of the reporting unit utilizing the acquisition method of accounting.

During the quarter ended March 31, 2009, there was continued weakness in the global financial markets, resulting in additional decreases in the valuation of public companies and restricted availability of capital.  Additionally, the Company’s stock price continued to decrease due to constrained liquidity, deteriorating financial performance and the Debtors filing of a petition for relief under Chapter 11 of the Bankruptcy Code.  These events were of sufficient magnitude to the Company to conclude it was appropriate to perform a goodwill impairment review as of March 31, 2009.  The Company used its own estimates of the effects of the macroeconomic changes on the markets it serves to develop an updated view of its projections.  Those updated projections have been used to compute updated estimated fair values of its reporting units.  Based on these estimated fair values used to test goodwill for impairment in accordance with FAS 142, the Company concluded that no impairment existed in any of its reporting units at March 31, 2009.

The Company continually monitors and evaluates business and competitive conditions that affect its operations and reflects the impact of these factors in its financial projections.  If permanent or sustained changes in business or competitive conditions occur, they can lead to revised projections that could potentially give rise to impairment charges.

The Company’s intangible assets (excluding goodwill) are comprised of the following:

	March 31, 2009			December 31, 2008
(In millions)	Gross Cost	Accumulated Amortization	Net Intangibles	Gross Cost	Accumulated Amortization	Net Intangibles
Patents	$131	$(51)	$80	$136	$(50)	$86
Trademarks	279	(52)	227	285	(51)	234
Customer relationships	154	(37)	117	156	(36)	120
Production rights	45	(16)	29	45	(15)	30
Other	71	(29)	42	73	(26)	47
Total	$680	$(185)	$495	$695	$(178)	$517

The decrease in gross intangible assets since December 31, 2008 is primarily due to translation.

Amortization expense related to intangible assets amounted to $9 million and $10 million for the quarters ended March 31, 2009 and 2008, respectively.

10) DEBT

The Company’s debt is comprised of the following:

(In millions)	March 31, 2009	December 31, 2008

6.875% Notes due 2016 (a)	$500	$498
7% Notes due July 2009 (a)	370	374
6.875% Debentures due 2026 (a)	150	126
Senior credit facility (a)	189	180
Debtor-in-possession credit facility	165	—
Other borrowings (b)	26	26
Total Debt	1,400	1,204

Less: Short-term borrowings	(169)	(3)
Current portion of long-term debt	—	(1,178)
Liabilities subject to compromise	(1,229)	—

Total Long-Term Debt	$2	$23

(a)          Outstanding balance is classified as liabilities subject to compromise on the Consolidated Balance Sheet at March 31, 2009.

(b)         $20 million of the other borrowings is classified as liabilities subject to compromise on the Consolidated Balance Sheet at March 31, 2009.

Debtor-in-Possession Credit Facility

On March 18, 2009, the Debtors entered into a $400 million senior secured DIP Credit Facility arranged by Citigroup Global Markets Inc. with Citibank, N.A. as Administrative Agent subject to approval by the Court.  On March 20, 2009, the Court entered an interim order providing approval for the Debtors to access $190 million of the DIP Credit Facility in the form of a $165 million term loan and $25 million revolving credit facility.  The DIP Credit Facility closed on March 23, 2009 with the drawing of the $165 million term loan.  The initial use of proceeds was to fund the termination of the U.S. accounts receivable facility and pay fees and expenses associated with the transaction.

On April 29, 2009, the Company, certain of its subsidiaries that are guarantors under the DIP Credit Facility, the banks, financial institutions and other institutional lenders party to the DIP Credit Facility (the “Lenders”), and Citibank, N.A., as Administrative Agent for the Lenders, entered into Amendment No. 1 to the DIP Credit Facility.  Pursuant to such Amendment No. 1, the DIP Credit Facility was amended to (i) increase the outstanding amount of intercompany loans the Debtors could make to the non-debtor foreign subsidiaries of the Company from $8 million to $40 million; (ii) reduce required level of borrowing availability under the minimum availability covenant; and (iii) eliminate the requirement to pay additional interest expense if a specified level of accounts receivable financing was not available to the Company’s European subsidiaries.

On the same date, the Court granted final approval of the DIP Credit Facility, as amended pursuant to Amendment No. 1 thereto.  The DIP Credit Facility matures on the earlier of (i) March 17, 2010; (ii) the effective date of a reorganization plan; or (iii) upon an event of default.

The DIP Credit Facility is comprised of the following:  (i) $250 million of non-amortizing term loans; (ii) a $64 million revolving credit facility; and (iii) an $86 million revolving credit facility representing the “roll-up” of certain outstanding secured amounts owed to lenders under the existing Credit Facility who have commitments under the DIP Credit Facility.  In addition, a letter of credit subfacility for letters of credit (“Letters of Credit”) in an aggregate amount of $50 million is available under the unused commitments of the revolving credit facilities.  As of March 31, 2009, drawings under the DIP Credit Facility were $165 million of term loans.

The Court entered a final order providing full access to the $400 million DIP Credit Facility on April 29, 2009.  On May 4, 2009, the Company drew the $85 million balance of the $250 million term loan and used the proceeds together with cash on hand to fund the $86 million “roll up” of certain outstanding secured amounts owed to certain lenders under the Credit Facility.

The DIP Credit Facility is secured by a superpriority lien on substantially all of the Company’s U.S. assets, including (i) accounts receivable; (ii) inventory; (iii) machinery, plant and equipment; (iv) intellectual property; (v) pledges of the equity of first tier subsidiaries; and (vi) pledges of debt and other instruments.

Availability of credit under the DIP Credit Facility is equal to (i) the lesser of (a) the Borrowing Base (as defined below) and (b) the effective commitments under the DIP Credit Facility minus (ii) the aggregate amount of the DIP Loans and any undrawn or unreimbursed Letters of Credit.  Borrowing Base is the sum of (i) 80% of the Debtors’ eligible accounts receivable, plus (ii) the lesser of (a) 85% of the net orderly liquidation value percentage (as defined in the DIP Credit Facility) of the Debtors’ eligible inventory and (b) 75% of the cost of the Debtors’ eligible inventory, plus (iii) $125 million, less certain reserves determined by the discretion of the Administrative Agent to preserve and protect the value of the collateral.

Borrowings under the term loans and the $64 million revolving facility bear interest at a rate per annum equal to, at the Company’s election, (i) 6.5% plus the Base Rate (defined as the higher of (a) 4%; (b) Citibank N.A.’s published rate; or (c) the Federal Funds rate plus 0.5%) or (ii) 7.5% plus the Eurodollar Rate (defined as the higher of (a) 3% or (b) the current LIBOR rate adjusted for reserve requirements).  Borrowings under the $86 million revolving facility bear interest at a rate per annum equal to, at the Company’s election, (i) 2.5% plus the Base Rate or (ii) 3.5% plus the Eurodollar Rate.  Additionally, the Company will pay a unused commitment fee of 1.5% per annum on the average daily unused portion of the revolving facilities and a letter of credit on the average daily balance of the maximum daily amount available to be drawn under Letters of Credit equal to the applicable margin above the Eurodollar Rate applicable for borrowings under the applicable revolving facility.  Certain fees are payable to the lenders upon the reduction or termination of the commitment and upon the substantial consummation of a plan of reorganization as described more fully in the agreement including an exit fee payable to the Lenders of 2% of “roll-up” commitments and  3% of all other commitments.

The obligations of the Company as borrower under the DIP Credit Facility are guaranteed by the Company’s other U.S. subsidiaries who are Debtors in the Chapter 11 cases, which own substantially all of the Company’s U.S. assets.  The obligations must also be guaranteed by each of the Company’s subsidiaries that becomes party to the Chapter 11 cases, subject to specified exceptions.

All amounts owing by the Company and the guarantors under the DIP Credit Facility and certain hedging arrangements and cash management services are secured, subject to a carve-out as set forth in the DIP Credit Facility (the “Carve-Out”) for professional fees and expenses (as well as other fees and expenses customarily subject to such Carve-Out), by (i) a first priority perfected pledge of (a) all notes owned by the Company and the guarantors and (b) all capital stock owned by the Company and the guarantors (subject to certain exceptions relating to their respective foreign subsidiaries) and (ii) a first priority perfected security interest in all other assets owned by the Company and the guarantors, in each case, junior only to liens as set forth in the DIP Credit Facility and the Carve-Out.

The DIP Credit Facility requires the Company to meet certain financial covenants including the following: (a) minimum cumulative monthly earnings before interest, taxes, and depreciation (“EBITDA”), after certain adjustments, on a consolidated basis; (b) a maximum variance of the weekly cumulative cash flows of the Debtors, compared to an agreed upon forecast; (c) minimum borrowing availability of $25 million until June 30, 2009, and $30 million thereafter; and (d) maximum quarterly capital expenditures.  In addition, the DIP Credit Facility contains covenants which, among other things, limit the incurrence of additional debt, operating leases, issuance of capital stock, issuance of guarantees, liens, investments, disposition of assets, dividends, certain payments, mergers, change of business, transactions with affiliates, prepayments of debt, repurchases of stock and redemptions of certain other indebtedness and other matters customarily restricted in such agreements.  As of March 31, 2009, the Company was in compliance with the covenant requirements of the DIP Credit Facility.

The DIP Credit Facility contains events of default, including, among others, payment defaults, breaches of representations and warranties, and covenant defaults.

Credit Facility Guarantees

The Chapter 11 filing constituted an event of default under, or otherwise triggered repayment obligations with respect to, a number of debt instruments and agreements relating to direct and indirect financial obligations of the Debtors (collectively “Pre-petition Debt”).  All obligations under the Pre-petition Debt have become automatically and immediately due and payable.  The Debtors believe that any efforts to enforce the payment obligations under the Pre-petition Debt have been stayed as a result of the Company’s filing for relief under Chapter 11 of the U.S. Bankruptcy Code.  As a result, interest accruals and payments for the Pre-petition Debt have ceased as of the petition date.  The amount of contractual interest expense not recorded in the first quarter of 2009 was approximately $3 million.  The Pre-petition Debt and the approximate principal amount of debt currently outstanding thereunder, include $500 million of 6.875% Notes due 2016 (“2016 Notes”), $370 million of 7% Notes due July 15, 2009 (“2009 Notes”), $150 million 6.875% Debentures due 2026 (“2026 Debentures”) and $189 million due 2009 under the Credit Facility and $20 million of other borrowings.

The Credit Facility is guaranteed by certain U.S. subsidiaries of the Company (the “Domestic Subsidiary Guarantors”).  Pursuant to a Credit Facility covenant, the Company and the Domestic Subsidiary Guarantors were, in June of 2007, required to provide a security interest in the equity of their first tier subsidiaries (limited to 66% of the voting stock of first-tier foreign subsidiaries).  Under the terms of the indentures for the 2009 Notes, 2016 Notes and the 2026 Debentures (collectively, the “Notes”), the Company is required to provide security for the Notes on an equal and ratable basis if (and for so long as) the principal amount of secured debt exceeds certain thresholds related to the Company’s assets.  The thresholds vary under each of the indentures.  In order to avoid having the Notes become equally and ratably secured with the Credit Facility obligations, the lenders agreed to limit the amount secured by the pledged equity to the maximum amount that would not require the notes to become equally and ratably secured (the “Maximum Amount”).  In connection with the amendment and waiver agreement dated December 30, 2008, the Company and the Domestic Subsidiary Guarantors entered into a Second Amended and Restated Pledge and Security Agreement.  In addition to the prior pledge of equity granted to secure the Credit Facility obligations, the Company and the Domestic Subsidiary Guarantors granted a security interest in their inventory.  The value of this security interest continues to be limited to the Maximum Amount.

Borrowings under the Credit Facility revolver at March 31, 2009 were $189 million.  The Company has standby letters of credit and guarantees with various financial institutions the majority of which were issued under the Credit Facility and are pre-petition liabilities.  At March 31, 2009, the Company had $101 million of outstanding letters of credit and guarantees primarily related to liabilities for environmental remediation, insurance obligations and European value added tax obligations of which $88 million were issued under the Credit Facility and are pre-petition liabilities.  The Company also had $19 million of third party guarantees at March 31, 2009 for which it has reserved for $2 million at March 31, 2009, which represents the probability weighted fair value of these guarantees.

11) INCOME TAXES

The Company reported income tax expense of $6 million and $9 million for the quarters ended March 31, 2009 and March 31, 2008, respectively.  The Company has established a valuation allowance against the tax benefits associated with the Company’s year to date U.S. net operating loss.  The Company will continue to adjust its tax provision through the establishment, or release, of the non-cash valuation allowance attributable to currently generated U.S. pre-tax losses until such time as the U.S. operations have evidenced the ability to consistently generate income such that in future periods the Company can expect that the deferred tax assets can be utilized on a more-likely-than-not basis.

The Company has net liabilities related to unrecognized tax benefits of $84 million at March 31, 2009 and $85 million at December 31, 2008.  At March 31, 2009, $35 million of the net tax liability has been classified as liabilities subject to compromise.

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

12) EARNINGS (LOSS) PER COMMON SHARE

The computation of basic earnings (loss) per common share is based on the weighted average number of common shares outstanding.  The computation of diluted earnings (loss) per common share is based on the weighted average number of common and common share equivalents outstanding.  The Company had no outstanding common stock equivalents for the quarters ended March 31, 2009 and 2008 for purposes of computing diluted earnings (loss) per share.

The weighted average common shares outstanding for the quarters ended March 31, 2009 and 2008 were 242.8 million and 242.1 million, respectively.

The shares of common stock underlying the Company’s outstanding stock options of 11.2 million and 12.2 million shares at March 31, 2009 and 2008, respectively, were excluded from the calculation of diluted earnings (loss) per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares as of such dates.  These options could be dilutive if the average share price increases and is greater than the exercise price of these options.  The Company’s performance-based restricted shares of 0.6 million and 2.2 million at March 31, 2009 and 2008, respectively, were also excluded from the calculation of diluted earnings (loss) per share because the specified performance criteria for the vesting of these shares had not yet been met.  These restricted shares could be dilutive in the future if the specified performance criteria are met.

13) STOCK-BASED COMPENSATION

Stock-based compensation expense, including amounts for restricted stock and options, was $1 million and $3 million for the quarters ended March 31, 2009 and 2008, respectively.  In 2009 and 2008, stock-based compensation expense was primarily reported in SG&A.

The Company uses the Black-Scholes option-pricing model to determine the compensation expense related to stock options.  The Company has elected to recognize compensation cost for option awards granted equally over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  Using this method, the weighted average fair value of stock options granted during the quarter ended March 31, 2008 was $3.40.  Total remaining unrecognized compensation costs associated with unvested stock options and restricted stock awards at March 31, 2009 were $4 million and $2 million, respectively, which will be recognized over the weighted average period of approximately one year.

The Company did not grant any stock options or restricted stock during the quarter ended March 31, 2009.

14) PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of the Company’s defined benefit plans net periodic benefit (credit) cost for the quarter ended March 31, 2009 and 2008 are as follows:

	Defined Benefit Plans
	Qualified U.S. Plans		International and Non-Qualified Plans		Post-Retirement Health Care Plans
	Quarter ended March 31,		Quarter ended March 31,		Quarter ended March 31,
(In millions)	2009	2008	2009	2008	2009	2008

Service cost	$—	$—	$1	$1	$—	$—
Interest cost	12	12	5	7	2	2
Expected return on plan assets	(14)	(16)	(4)	(5)	—	—
Amortization of prior service cost	—	—	—	—	(1)	(1)
Amortization of actuarial losses	2	1	—	1	1	1

Net periodic benefit (credit) cost	$—	$(3)	$2	$4	$2	$2

The Company contributed $2 million to its U.S. non-qualified pension plans and immaterial amount to its international pension plans, respectively, for the quarter ended March 31, 2009.  Contributions to post-retirement health care plans for the quarter ended March 31, 2009 were $5 million.

Liabilities subject to compromise as of March 31, 2009, includes $357 million related to all of the U.S. pension and post-retirement health care plans.

15) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s activities expose its earnings, cash flows and financial position to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and energy prices.  The Company maintains a risk management strategy that may utilize derivative instruments to mitigate risk against foreign currency movements and to manage energy price volatility.  In accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” FASB Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” FASB Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities,” and FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (collectively, “FAS 133”), the Company recognizes in earnings changes in the fair value of all derivatives designated as fair value hedging instruments that are highly effective and recognizes in accumulated other comprehensive loss (“AOCL”) any changes in the fair value of all derivatives designated as cash flow hedging instruments that are highly effective.  The Company does not enter into derivative instruments for trading or speculative purposes.

The Company uses price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases.  These contracts are designated as hedges of a portion of the Company’s forecasted natural gas purchases and these contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based.  The differential paid or received as natural gas prices change is reported in AOCL.  These amounts are subsequently reclassified into cost of products sold when the related inventory layer is sold.  At March 31, 2009, the Company had outstanding price swaps with an aggregate notional amount of approximately $4 million, based on the contract price and outstanding quantities of 640 million BTU’s (British Thermal Units).  At March 31, 2008, the Company had outstanding price swaps with an aggregate notional amount of approximately $13 million, based on the contract price and outstanding quantities of 2,280 million BTU’s.  Based on the March 31, 2009 market prices of these natural gas contracts, the Company expects to recognize a loss of approximately $2 million in 2009.

All price swap contracts have been entered into with major financial institutions.  The risk associated with these transactions is the cost of replacing these agreements at current market rates in the event of default by the counterparties.  Management believes the risk of incurring such losses is remote.  In the fourth quarter of 2007, the Company ceased the purchase of additional price swap contracts as a cash flow hedge of forecasted natural gas purchases and established fixed price contracts with physical delivery with its natural gas vendor.  The existing price swap contracts mature through 2009.

The Company has exposure to changes in foreign currency exchange rates resulting from transactions entered into by the Company and its foreign subsidiaries in currencies other than their local currency (primarily trade payables and receivables).  The Company is also exposed to currency risk on intercompany transactions (including intercompany loans).  The Company manages these transactional currency risks on a consolidated basis, which allows it to net its exposure.  The Company has traditionally purchased foreign currency forward contracts, primarily denominated in Euros, British Pound Sterling, Canadian dollars, Mexican Pesos, and Australian dollars to manage its transaction exposure.  The aggregate notional amount of these contracts at March 31, 2008 was approximately $400 million.  These contracts are generally recognized in other income, net to offset the impact of valuing recorded foreign currency trade payables, receivables and intercompany transactions.  The Company has not designated these derivatives as hedges, although it believes these instruments reduce the Company’s exposure to foreign currency risk.  However, as a result of the changes in the Company’s financial condition, it no longer has financing arrangements that provide for the capacity to purchase of foreign currency forward contracts or hedging instruments to continue its prior practice.  As a result, the Company’s ability to hedge changes in foreign currency exchange rates resulting from transactions was limited as of March 31, 2009.  The net effect of the realized and unrealized gains and losses on these derivatives and the underlying transactions is a gain of $1 million and $18 million for the quarters ended March 31, 2009 and 2008, respectively.

The following table summarizes the unrealized (gains) and losses related to certain cash flow hedging for the quarters ended March 31, 2009 and 2008:

	Quarter ended March 31,
(in millions)	2009	2008
Cash flow hedges (in accumulated other comprehensive income):
Balance at beginning of period	$(1)	$—
Natural gas - net change in fair value, net of tax	—	2
Balance at end of period, net of tax	$(1)	$2

16) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

	As of March 31, 2009		As of December 31, 2008
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Total debt	$(1,400)	$(699)	$(1,204)	$(850)
Foreign currency forward contracts	$—	$—	$34	$34
Price swap contracts	$(2)	$(2)	$(2)	$(2)

Fair Value Measurements

Effective January 1, 2008 for financial assets and liabilities and effective January 1, 2009 for non-financial assets and liabilities, the Company adopted the provisions of FAS 157 with respect to its assets and liabilities that are measured at fair value within the financial statements on a recurring basis.  FAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  The fair value hierarchy specified by FAS 157 is as follows:

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

		As of March 31, 2009		As of December 31, 2008
(In millions)		Level 1	Level 2	Level 1	Level 2
Assets
Derivative instruments	(a)	$—	$—	$—	$58
Investments held in trust related to a nonqualified deferred compensation plan	(b)	1	—	1	—

Assets at fair value		$1	$—	$1	$58

Liabilities
Derivative instruments	(a)	$—	$2	$—	$26
Deferred compensation liability	(b)	1	—	1	—

Liabilities at fair value		$1	$2	$1	$26

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

17) ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations include estimates for all asset retirement obligations identified for its worldwide facilities.  The Company’s asset retirement obligations are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases at approximately 32 facilities; legal obligations to close approximately 96 brine supply, brine disposal, waste disposal, and hazardous waste injection wells and the related pipelines at the end of their useful lives; and decommissioning and decontamination obligations that are legally required to be fulfilled upon closure of approximately 40 of the Company’s manufacturing facilities.

The following is a summary of the change in the carrying amount of the asset retirement obligations for the quarter ended March 31, 2009 and 2008 and the net book value of assets related to the asset retirement obligations at March 31, 2009 and 2008:

	Quarter ended March 31,
(In millions)	2009	2008
Asset retirement obligation balance at beginning of period	$23	$26
Accretion expense — cost of goods sold	1	2
Revisions to estimates	—	1
Payments	(1)	(3)
Asset retirement obligation balance at end of period	$23	$26

Net book value of asset retirement obligation assets at end of period	$2	$2

At March 31, 2009, $3 million of the asset retirement obligation was included in accrued expenses, $3 million was included in other liabilities and $17 million was included in liabilities subject to compromise on the consolidated balance sheet.  At December 31, 2008, $7 million was included in accrued expenses and $16 million was included in other liabilities.

18) RESTRUCTURING ACTIVITIES

On December 11, 2008, the Company announced a worldwide restructuring program to reduce cash fixed costs.  This initiative involves a worldwide reduction in the Company’s professional and administrative staff by approximately 500 people, of which approximately 370 people had exited as of March 31, 2009.  The Company recorded a pre-tax charge of $3 million for this program during the quarter ended March 31, 2009 for severance and related costs.

In the second quarter of 2007, the Company commenced a world-wide restructuring program to improve performance and growth, which included the realignment of its business segments, streamlining of the organization, reevaluation of its manufacturing footprint, the redirection of efforts to focus on end-use markets, and the closure of the antioxidant facilities at Pedrengo and Ravenna, Italy and two intermediate chemical product lines at Catenoy, France.  These programs were substantially completed as of December 31, 2007.  The Company recorded a pre-tax charge of $2 million for the quarter ended March 31, 2008 mainly for severance related to these programs.

Additionally, the Company recorded pre-tax benefits of $2 million during the quarter ended March 31, 2008 primarily related to the reversal of a portion of the reserve at its Tarrytown, NY facility due to a favorable change in the sublet agreement for space at that location.

A summary of the reserves for all the Company’s cost savings and restructuring programs is as follows:

(In millions)	Severance and Related Costs	Other Facility Closure Costs	Total
Balance at January 1, 2009	$29	$2	$31
2009 charges	3	—	3
Cash payments	(11)	(1)	(12)

Balance at March 31, 2009	$21	$1	$22

At March 31, 2009, $16 million of the above reserves were included in accrued expenses and $6 million was included in liabilities subject to compromise on the consolidated balance sheet.  At December 31, 2008, $31 million was included in accrued expenses.

19) LEGAL MATTERS

Impact of Chapter 11 Proceedings

During the reorganization process, substantially all pending litigation against the Debtors is stayed, as well as the majority of all other pre-petition claims.  Exceptions would generally include pre-petition claims addressed by the Court, as well as fully secured claims.  Adjustments may result from actions of the Court, negotiations, rejection of executory contracts, determination as to the value of any collateral securing claims, proofs of claims, or other events.  Additional pre-filing claims not currently reflected in the consolidated financial statements may be identified through the proof of claim reconciliation process.  The amount of pre-filing claims ultimately allowed by the Court in respect to contingent claims may be materially different from the amounts reflected in the consolidated financial statements.  Generally, claims against Debtors arising from actions or omissions prior to their filing date may be compromised in connection with the plan of reorganization.  The ultimate resolution of all of these claims may be settled through negotiation as compared to court proceedings, with the result being that the Company retains certain obligations of the Debtors currently classified as liabilities subject to compromise in the Consolidated Balance Sheet.

Antitrust Investigations and Related Matters

Rubber Chemicals

On May 27, 2004, the Company pled guilty to a one-count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period from July 1995 to December 2001. The U.S. federal court imposed a fine of $50 million, payable in six annual installments, without interest, beginning in 2004. In light of the Company’s cooperation with the U.S. Department of Justice (the “DOJ”), the court did not impose any period of corporate probation.  On May 28, 2004, the Company pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Canadian federal court imposed a sentence requiring the Company to pay a fine of CDN $9 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid (in U.S. dollars) $2 million in 2005, $7 million in 2006, $12 million in 2007 and $17 million in 2008.  A reserve of $18 million was included in liabilities subject to compromise and accrued expenses at March 31, 2009 and December 31, 2008, respectively.

European Union (“EU”) Investigations

The Company and certain of its subsidiaries are subjects of, and continue to cooperate in, an investigation being conducted by the European Commission (the “EC”) with respect to possible antitrust violations relating to the sale and marketing of various classes of heat stabilizers. Such investigations concern anticompetitive practices, including price fixing and customer or market allocations, undertaken by the Company and such subsidiaries and certain of their officers and employees.  The Company and its subsidiaries that are subject to the investigations have received from the EC written assurances of conditional amnesty with respect to certain classes of heat stabilizers. The assurances of amnesty are conditioned upon several factors, including continued cooperation with the EC.  The Company has been actively cooperating with the EC regarding the heat stabilizer investigation.  On March 17, 2009, the EC issued its Statement of Objections and the Company is working to prepare a response to the EC’s preliminary conclusions.

Civil Lawsuits

The actions described below under “U.S. Civil Antitrust Actions” are in various procedural stages of litigation. Although the actions described below have not had a material adverse impact on the Company, we cannot predict the outcome of any of those actions. The Company will seek cost-effective resolutions of the various pending and threatened legal proceedings against the Company; however, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company has established reserves for all direct and indirect purchaser claims as of March 31, 2009.

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

Bandag.  This suit was originally brought by Bridgestone Americas Holding, Inc, Bridgestone Firestone North American Tire, LLC, and Pirelli Tire, LLC (all of whom have since settled) along with the remaining plaintiff, Bandag Incorporated (n/k/a/ Bridgestone Bandag, LLC), with respect to purchases of rubber chemicals from the Company, Uniroyal and several of the world-wide leading suppliers of rubber chemicals.  This suit alleges that the Company and Uniroyal, along with other rubber chemical manufacturers conspired to fix the prices of the rubber chemicals, and to divide the rubber chemicals markets in violation of Section 1 of the Sherman Act.  Bandag Incorporated, a designer and manufacturer of tire re-treading, directly purchased from the Company and from the other defendants to this suit, and in doing so, claims to have paid artificially inflated prices for rubber chemicals. Bandag has requested treble damages, costs (including attorneys’ fees) and such other relief as the court may deem appropriate.  The Company has agreed to utilize binding arbitration to try the claims at issue in this action.  The arbitration hearing was held in early March 2009.  The Company will continue to defend this case vigorously.

State Lawsuits. The Company, individually or together with Uniroyal, also continues to be a defendant in certain indirect purchaser antitrust class action lawsuits filed in state courts involving the sale of urethanes and urethane chemicals.  The complaints in these actions principally allege that the defendants conspired to fix, raise, maintain or stabilize prices for urethanes and urethane chemicals, sold in the United States in violation of certain antitrust statutes and consumer protection and unfair or deceptive practices laws of the relevant jurisdictions and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities.  There are currently 13 state complaints pending.  On September 12, 2008, the Company received final court approval of a settlement agreement covering 1 of these actions.  In addition, on December 23, 2008, the Company received preliminary court approval of a settlement agreement covering the remaining 12 complaints, all of which are pending in a coordinated proceeding in the Superior Court of the State of California for the County of San Francisco.  None of these state lawsuits individually or in the aggregate are expected to have a material adverse effect on the Company.

Australian Civil Antitrust Matters

On September 27, 2007, the Company was sued in the Federal Court of Australia for alleged price fixing violations with respect to the sale of rubber chemicals in Australia.  The applicant filed an amended Statement of Claim on November 21, 2008.  The Company’s application to have the amended Statement of Claim struck out was listed for hearing on February 23, 2009.  The court has reserved its decision as to the Company’s application to have the amended Statement of Claim struck out.  The Company does not expect this matter will be material.

Federal Securities Class Action

The Company, certain of its former officers and directors (the “Crompton Individual Defendants”), and certain former directors of the Company’s predecessor Witco Corp. are defendants in a consolidated class action lawsuit, filed on July 20, 2004, in the United States District Court, District of Connecticut, brought by plaintiffs on behalf of themselves and a class consisting of all purchasers or acquirers of the Company’s stock between October 1998 and October 2002. The consolidated amended complaint principally alleges that the Company and the Crompton Individual Defendants caused the Company to issue false and misleading statements that violated the federal securities laws by reporting inflated financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy. The putative class includes former Witco Corp. shareholders who acquired their securities in the Crompton-Witco merger pursuant to a registration statement that allegedly contained misstated financial results.  The complaint asserts claims against the Company and the Crompton Individual Defendants under Section 11 of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder.  Plaintiffs also assert claims for control person liability under Section 15 of the Securities Act of 1933 and Section 20 of the Securities Exchange Act of 1934 against the Crompton Individual Defendants. The complaint also asserts claims for breach of fiduciary duty against certain former directors of Witco Corp. for actions they allegedly took as Witco Corp. directors in connection with the Crompton-Witco merger. The plaintiffs seek, among other things, unspecified damages, interest, and attorneys’ fees and costs. The Company and the Crompton Individual Defendants filed a motion to dismiss on September 17, 2004, which is now fully briefed and pending. The former directors of Witco Corp. filed a motion to dismiss in February 2005, which is pending. On July 22, 2005, the court granted a motion by the Company and the Crompton Individual Defendants to stay discovery in the related Connecticut shareholder derivative lawsuit (described below under “Shareholder Derivative Lawsuit”), pending resolution of the motion to dismiss by the Company and Crompton Individual Defendants.  On November 28, 2008, the parties signed a settlement agreement.  The court granted preliminary approval of the settlement agreement on December 12, 2008 and scheduled a June 12, 2009 final approval hearing.  The settlement, agreement provided for payment by or on behalf of defendants of $21 million.

Shareholder Derivative Lawsuit

Certain current directors and one former director and officer of the Company (the “Individual Defendants”) are defendants in a shareholder derivative lawsuit filed on August 25, 2003 in Connecticut state court, nominally brought on behalf of the Company. The Company is a nominal defendant in the lawsuit. The plaintiff filed an amended complaint on November 19, 2004. The amended complaint principally alleges that the Individual Defendants breached their fiduciary duties by causing or allowing the Company to issue false and misleading financial statements by inflating financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy. The plaintiff contends that this wrongful conduct caused the Company’s financial results to be inflated, cost the Company its credibility in the marketplace and market share, and has and will continue to cost the Company millions of dollars in investigative and legal fees. The plaintiff seeks, among other things, compensatory and punitive damages against the director defendants in unspecified amounts, prejudgment interest, and attorneys’ fees and costs. The Company filed a motion to strike all counts of the complaint on January 12, 2005 for failure to allege adequately that a pre-lawsuit demand on the Company’s Board of Directors by the plaintiff would have been futile and was thus excused.  This motion was subsequently denied by the court.  Discovery in this lawsuit has been stayed by the United States District Court, District of Connecticut, pending resolution of the motion to dismiss filed by Company’s and the Crompton Individual Defendants in the related consolidated securities class action lawsuit described above under “Federal Securities Class Action.”  On July 25, 2008, the plaintiff filed a motion in the District of Connecticut seeking to lift the federal court’s discovery stay.  The Company will continue to defend this litigation vigorously.

Reserves

At March 31, 2009 and December 31, 2008, the Company had a remaining reserve of $30 million included in liabilities subject to compromise and accrued expenses, respectively, on its consolidated balance sheets relating to the remaining U.S. direct and indirect purchaser lawsuits, the federal securities class action lawsuit described under “Federal Securities Class Action” and the shareholder derivative lawsuit described under “Shareholder Derivative Lawsuit.”  These reserves cover all direct and indirect purchaser antitrust claims.  The Company periodically reviews its accruals as additional information becomes available, and may adjust its accruals based on actual settlement offers and other later occurring events.  The Company is unable to estimate the reasonably possible loss, if any, in excess of the accrual as none of these claims have been reduced to judgment.

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

20) CONTINGENCIES

Impact of Chapter 11 Proceedings

During the reorganization process, substantially all pending litigation against the Debtors is stayed, as well as the majority of all other pre-petition claims.  Exceptions would generally include pre-petition claims addressed by the Court, as well as fully secured claims.  Adjustments may result from actions of the Court, negotiations, rejection of executory contracts, determination as to the value of any collateral securing claims, proofs of claims, or other events.  Additional pre-filing claims not currently reflected in the consolidated financial statements may be identified through the proof of claim reconciliation process.  The amount of pre-filing claims ultimately allowed by the Court in respect to contingent claims may be materially different from the amounts reflected in the consolidated financial statements.  Generally, claims against Debtors arising from actions or omissions prior to their filing date may be compromised in connection with the plan of reorganization.  The ultimate resolution of all of these claims may be settled through negotiation as compared to court proceedings, with the result being that the Company retains certain obligations of the Debtors currently classified as liabilities subject to compromise in the Consolidated Balance Sheet.

Environmental Matters

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts.  For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operation and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes that such costs are estimable.  The total amount accrued for such environmental liabilities at March 31, 2009 and December 31, 2008, was $106 million and $107 million, respectively.  At March 31, 2009 and December 31, 2008, environmental liabilities of $2 million and $12 million, respectively, have been included in accrued expenses and $34 million and $95 million, respectively, have been included in other liabilities and at March 31, 2009, $70 million has been included in liabilities subject to compromise on the consolidated balance sheets.  The Company estimates the environmental liability could range up to $145 million at March 31, 2009.  The Company’s reserves include estimates for determinable clean-up costs. During the three months ended March 31, 2009, the Company recorded a pre-tax charge of $4 million to increase its environmental liabilities and made payments of $2 million for clean-up costs, which reduced its environmental liabilities.  At certain sites, the Company has contractual agreements with certain other parties to share remediation costs.  The Company has a receivable of $11 million at March 31, 2009 to reflect probable recoveries.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed the Company’s present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations and cash flows. It is reasonably possible that the Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

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

Conyers - Clean Air Act Investigation — The U.S. EPA is investigating alleged violations of law by the Company arising out of the General Duty Clause of the Clean Air Act, the emergency release notification requirements of the Comprehensive Environmental Response, Compensation and Liability Act and/or the Emergency Planning and Community Right to Know Act, and the Clean Water Act and is seeking a penalty and other relief in excess of one hundred thousand dollars. The Company intends to assert all meritorious legal defenses and will continue to assess relevant facts and attempt to negotiate an acceptable settlement with the EPA. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s financial condition.

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

In July 2007, the California Superior Court, Kern County, entered an order finding liability against the Company. A second phase of the trial, which will determine the damages to which Tricor may be entitled, began in November 2008 and the testimony phase of the trial was completed on March 16, 2009.  The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s financial condition.

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

Within one day of the fire, the Company established a claims office to resolve all legitimate economic and personal injury claims in the Rockdale County, Georgia area.  The Company still maintains a claims center and continues to negotiate the settlement of claims whether or not submitted through the claims center.

At the time of the fire, the Company maintained, and continues to maintain, property and general liability insurance.  The Company believes that its general liability policies will adequately cover any third party claims and legal and processing fees in excess of the amounts that were recorded through March 31, 2009.

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

Each quarter the Company evaluates and reviews pending claims and litigation to determine appropriate reserve amounts.  As of March 31, 2009 and December 31, 2008 the Company’s accruals for probable loss in the aforementioned legal proceeding cases is immaterial.  In addition, the related receivable to reflect probable insurance recoveries is also immaterial.

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

Guarantees

The Company has standby letters of credit and guarantees with various financial institutions.  At March 31, 2009 and December 31, 2008, the Company had $101 million and $107 million, respectively, of outstanding letters of credit and guarantees primarily related to its liabilities for environmental remediation, insurance obligations and European value added tax (“VAT”) obligations of which $88 million were issued under the Credit Facility and are pre-petition liabilities.

The Company has applied the disclosure provisions of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), to its agreements that contain guarantee or indemnification clauses. The Company is a party to several agreements pursuant to which it may be obligated to indemnify a third party with respect to certain loan obligations of joint venture companies in which the Company has an equity interest.  These obligations arose to provide initial financing for a joint venture start-up, fund an acquisition and provide project capital.  Such obligations mature through August 2014.  In the event that any of the joint venture companies were to default on these loan obligations, the Company would indemnify the other party up to its proportionate share of the obligation based upon its ownership interest in the joint venture.  At March 31, 2009, the maximum potential future principal and interest payments due under these guarantees were $19 million and $1 million, respectively.  In accordance with FIN 45, the Company has accrued $2 million in reserves, which represents the probability weighted fair value of these guarantees at March 31, 2009. The reserve has been included in long-term liabilities on the consolidated balance sheet at March 31, 2009 with an offset to the investment included in other assets.

The Company also has a customer guarantee, in which the Company has contingently guaranteed certain debt obligations of one of its customers.  At March 31, 2009 and December 31, 2008, the amount of this guarantee was $2 million.  Based on past experience and on the underlying circumstances, the Company does not expect to have to perform under this guarantee.

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

21) BUSINESS SEGMENT DATA

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

Effective for the quarter ending March 31, 2009, the Company made component realignments within its reporting segments, which were also renamed.  These modifications reflect the changes to its organizational structure announced on January 19, 2009.  The renamed reporting segments are: Consumer Performance Products, Industrial Performance Products, Crop Protection Engineered Products and Industrial Engineered Products.  Industrial Engineered Products is the former Polymer Additives segment excluding the Company’s antioxidant product line and Industrial Performance Products is the former Performance Specialties segment now including the Company’s antioxidant product line.  The Other segment has been eliminated and absorbed into the Industrial Performance Products and Industrial Engineered Products segments.  The presentation of the Consumer Products and Crop Protection segments is unchanged.  Prior period segment data has been restated to conform to the current period presentation.

Consumer Performance Products

Consumer Performance Products are performance chemicals that are sold to consumers for in-home and outdoor use.  Consumer Performance Products include a variety of branded recreational water purification products sold through local dealers and large retailers to assist consumers in the maintenance of their pools and spas; and branded cleaners and degreasers sold primarily through mass merchants to consumers for home cleaning.

Industrial Performance Products

Industrial Performance Products are engineered solutions of customers specialty chemical needs.  Industrial Performance Products include petroleum additives that provide detergency, friction modification and corrosion protection in motor oils, greases, refrigeration and turbine lubricants; castable urethane prepolymers engineered to provide superior abrasion resistance and durability in many industrial and recreational applications; polyurethane dispersions and urethane prepolymers used in various types of coatings such as clear floor finishes, high-gloss paints and textiles treatments; and antioxidants that improve the durability and longevity of plastics used in food packaging, consumer durables, automotive components and electrical components.  These products are sold directly to manufacturers and through distribution channels.

Crop Protection Engineered Products

Crop Protection Engineered Products develops, supplies, registers and sells agricultural chemicals formulated for specific crops in various geographic regions for the purpose of enhancing quality and improving yields.  The business focuses on specific target markets in six major product lines: seed treatments, fungicides, miticides, insecticides, growth regulators and herbicides.  These products are sold directly to growers and to major distributors in the agricultural sector.

Industrial Engineered Products

Industrial Engineered Products are chemical additives designed to improve the performance of polymers in their end-use applications.  Industrial Engineered Products include brominated performance products, flame retardants, fumigants, organometallics (polymerization additives and intermediates), PVC additives and surfactants.  The products are sold across the entire value chain ranging from direct sales to monomer producers, polymer manufacturers, compounders and fabricators, fine chemical manufacturers and oilfield service companies to industry distributors.

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis, including amortization expense.  These costs are primarily for corporate administration services net of costs allocated to the business segments, costs related to corporate headquarters and management compensation plan expenses for executives and corporate managers.  Facility closures, severance and related costs are primarily for severance costs related to the Company’s 2008 and 2007 cost savings initiatives.  The antitrust costs are primarily for settlement offers and legal costs associated with antitrust investigations and related civil lawsuits.  Accelerated depreciation relates to certain assets affected by the Company’s restructuring programs, divestitures and legacy ERP systems.  The loss on sale of business in 2008 relates primarily to the sale of the oleochemicals business.

A summary of business data for the Company’s reportable segments for the quarter ended March 31, 2009 and 2008 are as follows:

Information by Business Segment

	Quarter ended March 31,
(In millions)	2009	2008
Net Sales
Consumer Performance Products	$85	$107
Industrial Performance Products	206	386
Crop Protection Engineered Products	69	89
Industrial Engineered Products	157	327
Total net sales	$517	$909

	Quarter ended March 31,
(In millions)	2009	2008
Operating Profit (Loss)
Consumer Performance Products	$4	$1
Industrial Performance Products	5	31
Crop Protection Engineered Products	16	21
Industrial Engineered Products	(21)	3
	4	56

General corporate expense, including amortization	(28)	(32)
Accelerated depreciation of property, plant and equipment	—	(7)
Facility closures, severance and related costs	(3)	—
Antitrust costs	(2)	—
Loss on sale of business	—	(23)

Total operating loss	$(29)	$(6)

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

NATURE OF OPERATIONS

Chemtura Corporation, together with its consolidated subsidiaries, (the “Company”) is among the largest publicly traded specialty chemical companies in the United States and is dedicated to delivering innovative, market-focused specialty chemical solutions and consumer product offerings.  The Company is headquartered in Middlebury, Connecticut, and operates in a wide variety of end-use markets, including automotive, transportation, construction, packaging, agriculture, lubricants, plastics for durable and non-durable goods, electronics, and home pool and spa chemicals. The majority of our chemical products are sold to industrial manufacturing customers for use as additives, ingredients or intermediates that add value to their end products.  Our crop and consumer products are sold to dealers, distributors and major retailers.  We are a market leader in many of our key product lines and transact business in more than 100 countries.

The primary economic factors that influence the operations and sales of the Company’s Industrial Performance Products and Industrial Engineered Products segments are industrial production, residential and commercial construction, electronic component production and polymer production.  In addition, the Company’s Crop Protection Engineered Products segment is influenced by worldwide weather, disease and pest infestation conditions. The Company’s Consumer Performance Products segment is also influenced by general economic conditions impacting consumer spending and weather conditions.

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

CHAPTER 11 FILING

The Company entered into the first quarter with significantly constrained liquidity.  The fourth quarter of 2008 had seen an unprecedented reduction in orders for the Company’s products as the global recession deepened and customers saw or anticipated reductions in demand in the industries they served.  The impact was more pronounced on those business segments that served cyclically exposed industries. As a result, the Company’s sales and overall financial performance deteriorated resulting in the Company’s inability to be in compliance with the two financial maintenance covenants under the Amended and Restated Credit Agreement, dated as of July 31, 2007, among the Company, the subsidiaries of the Company party thereto, the lenders party thereto and Citibank, N.A., as agent, as amended or supplemented from time to time (the “Credit Facility”) as of December 31, 2008.  On December 30, 2008, the Company obtained a 90-day waiver of compliance with these covenants from the lenders under the Credit Facility.  This waiver was to expire on March 30, 2009.

The Company’s liquidity was further constrained by changes in the availability under its accounts receivable facilities during the fourth quarter of 2008.  The eligibility criteria and reserve requirements under the Company’s prior U.S. accounts receivable facility tightened in the fourth quarter of 2008 following a credit rating downgrade, significantly reducing the value of accounts receivable that could be sold under the facility compared with September 30, 2008.  Additionally, the availability and access to the Company’s European accounts receivable facility was restricted in late December 2008 in light of its financial performance and it was unable to sell additional receivables under this existing program.

The crisis in the credit markets posed a continued challenge for 2009.  Under normal market conditions, the Company believed it would have had the ability to refinance its $370 million notes that were to come due on July 15, 2009 (“2009 Notes”) in the debt capital markets.  However, with the change in credit market conditions in the late summer of 2008 and the deterioration in the Company’s financial performance, the Company did not believe it would be able to do so on commercially reasonable terms, if at all.  As a result, the Company had launched a process to sell one of its businesses to raise the funds necessary to meet the maturity when due.

On January 23, 2009, a special-purpose subsidiary of the Company entered into a new three-year U.S. accounts receivable facility that restored much of the liquidity that the Company had pursuant to the prior U.S. accounts receivable facility before the 2008 fourth quarter events.  However, it was unable to recommence the sale of accounts receivable under its European accounts receivable facility during the quarter.  In February 2009, the provider of the facility made a proposal to the Company to revise certain terms of the facility including among other matters, significantly reducing the value of accounts receivable that could be sold under the facility from approximately $230 million (€175 million) to approximately $92 million (€70 million) and changes to the subsidiaries eligible to sell accounts receivable under the facility.  Despite good faith discussions between the parties, they were unable to conclude an agreement to restart sales of accounts receivable under the facility and the balance of accounts receivable previously sold under the facility continued to decline, offsetting much of the benefit to liquidity gained by the new U.S. accounts receivable facility.

January 2009 saw no improvement in customer demand from the depressed levels in December 2008 and some business segments saw further deterioration.  Although February and March of 2009 saw incremental improvement in net sales compared to January 2009, business conditions remained difficult as is evidenced by the 43% reduction in sales in the first quarter of 2009 compared to the first quarter of 2008.  As awareness grew of the Company’s constrained liquidity and financial performance, suppliers started to restrict the credit they would provide to the Company and, as a result, liquidity dwindled.  Despite moderate cash generation through inventory reductions, the Company’s trade credit continued to tighten, resulting in unprecedented restrictions on trade credit.

In January and February of 2009, the Company worked to expedite its assets sale processes with additional intent to meet its short term liquidity needs as the July 15, 2009 maturity of its 2009 Notes.  Potential buyers conducted due diligence and worked towards submitting their final offers on several businesses.  However, with the continuing recession and speculation about the financial condition of the Company, potential buyers became progressively more cautious.  Certain potential buyers expressed concern about the ability of the Company to perform its obligations under a sale agreement, increased their diligence requirements or concluded not to proceed with a transaction.  In March 2009, the Company was forced to conclude that although there were potential buyers for the assets it was seeking to sell, a sale was unlikely to be concluded in sufficient time to offset the continued deterioration in its liquidity or at a value that would permit the Company to address in full its impending debt maturities and liquidity needs.

By March 2009, dwindling liquidity and growing restrictions on available trade credit started to result in production stoppages as raw materials could not be obtained on a timely basis.  At the same time, the Company concluded that it was improbable that it could recommence sales of accounts receivable under its European accounts receivable facility or complete the sale of a business in sufficient time to provide the immediate liquidity it needed to operate.  Absent such an infusion of liquidity, the Company would likely experience further suspensions or sustained limitations to its business operations that ultimately would have a disastrous effect on the value of the Company’s business as a whole.  Specifically, the inability to maintain and stabilize its business operations would result in depleted inventories, missed supply obligations and damaged customer relationships.

Having carefully explored and exhausted all possibilities to gain near-term access to liquidity, the Company determined that debtor-in-possession financing represented the best available alternative for the Company to meet its immediate and ongoing liquidity needs and to preserve value for all its constituents.  As a result, having obtained the commitment of a $400 million senior secured debtor-in-possession credit facility agreement (“DIP Credit Facility”), Chemtura Corporation, the parent company, and 26 of its U.S. affiliates (collectively, the “Debtors”) filed for relief under Chapter 11 of title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) on March 18, 2009 in the United States Bankruptcy Court for the Southern District of New York (the “Court”).

FIRST QUARTER RESULTS

Consolidated net sales were $517 million for the quarter ended March 31, 2009, $392 million lower than the first quarter of 2008.  The decrease in revenue was attributable to reduced sales volumes of $358 million primarily due to the global recession, the impact of the divestiture of the oleochemicals business in the Industrial Engineered Products segment of $31 million and unfavorable foreign currency translation of $24 million, partially offset by higher selling prices of $21 million.  The reduction in volume impacted all segments.  The increase in selling prices primarily occurred within the Consumer Performance Products, Industrial Performance Products and Industrial Engineered Products segments in response to the increase in the costs of raw materials over the last twelve months.

Gross profit for the first quarter was $99 million, a decrease of $85 million compared to the same quarter last year.  Gross profit as a percentage of sales decreased to 19% in the quarter from 20% in the prior year.  The decrease in gross profit was primarily driven by $110 million from volume and product mix, $15 million from unfavorable manufacturing costs (primarily due to lower plant utilization) and $4 million from unfavorable foreign currency translation, offset by $21 million from higher selling prices, $13 million in lower distribution costs, a $7 million charge in 2008 for an assumed lease and $3 million from the divestiture of the oleochemicals business.

Selling, general and administrative expenses (“SG&A”) were $70 million, a $15 million reduction from the same quarter in 2008.  The decrease in SG&A spending reflects the favorable benefit of the Company’s restructuring program and favorable foreign currency translation.

Depreciation and amortization expense of $44 million was $25 million lower than the first quarter of 2008, primarily due to accelerated depreciation taken in 2008 related to the divested oleochemicals business and the Company’s legacy ERP systems.

Research and development expense (“R&D”) of $9 million was $5 million lower than the first quarter of 2008 as a result of cost reduction initiatives.

Facility closure, severance and related costs during the first quarter of 2009 were $3 million, which was primarily related to the ongoing execution of the Company’s restructuring program announced in the fourth quarter of 2008.

The Company incurred antitrust costs of $2 million during the first quarter of 2009, primarily representing legal costs associated with the antitrust investigations and civil lawsuits.

Interest expense of $20 million remained unchanged compared with the same period in 2008.  Lower interest expense from unrecorded contractual interest expense as a result of the Chapter 11 filing was offset by an increase due to higher average borrowings on the Credit Facility and borrowings under the DIP Credit Facility.

Other income, net was $1 million in the first quarter of 2009 compared with $15 million for the same quarter in 2008.  The decrease primarily reflects non-recurring foreign exchange gains in 2008.

Reorganizaton items, net of $40 million represent items realized or incurred by the Company both in anticipation of and as a result of its reorganization under Chapter 11.  Reorganization items, net during the quarter include the write-off of debt discounts, premiums and debt issuance costs; professional fees directly associated with the reorganization and the write-off of deferred financing expenses related to the termination of the U.S. accounts receivable facility.

The Company’s income tax expense in the first quarter was $6 million, compared with $9 million in the first quarter of 2008.  The Company provided a full valuation allowance against the tax benefit associated with the Company’s U.S. net operating loss.

The net loss attributable to Chemtura Corporation for the first quarter of 2009 was $94 million as compared with a loss of $21 million for the first quarter of 2008.

Segment Results

Consumer Performance Products

Net sales for the Consumer Performance Products segment decreased $22 million to $85 million in the first quarter of 2009 compared with the same quarter in 2008.  Operating profit increased $3 million in the first quarter to $4 million, compared with $1 million in the same quarter of 2008.

The $22 million decrease in net sales was driven by reduced sales volume of $20 million, $5 million due to unfavorable foreign currency translation and a $5 million reduction due to exiting the sale of products to distributors in 2008.  This was partially offset by price increases of $8 million.  Operating profit increased by $3 million due to price increases of $8 million, a $5 million decrease in distribution costs and a $9 million decrease in SG&A and R&D (collectively, “SGA&R”) and other costs.  These were partially offset by a $16 million reduction as a result of decreased sales volume and unfavorable product mix, a $2 million increase in manufacturing costs and $1 million from unfavorable foreign currency translation.

Industrial Performance Products

Net sales in the Industrial Performance Products segment decreased $180 million to $206 million in the first quarter of 2009 compared with the same quarter in 2008.  Operating profit decreased $26 million in the first quarter to $5 million, compared with $31 million in the same quarter of 2008.

The $180 million decrease in net sales was driven primarily by reduced sales volume of $176 million and $8 million due to unfavorable foreign currency translation.  This was partially offset by price increases of $4 million.  Operating profit decreased by $26 million due to a $53 million reduction in sales volume and unfavorable product mix, partially offset by an $8 million decrease in manufacturing costs, a $5 million decrease in distribution costs, $4 million in price increases, $3 million from favorable foreign currency translation on the segments’ non-U.S. denominated costs and a $7 million decrease in SGA&R and other costs.

Crop Protection Engineered Products

Net sales for the Crop Protection Engineered Products segment were $69 million for the first quarter, which represents a decrease of $20 million from the first quarter of 2008.  Operating profit decreased $5 million to $16 million for the first quarter of 2009 compared with the same quarter of 2008.

The decrease in net sales reflects a $15 million reduction due to lower sales volume and $7 million from unfavorable foreign currency translation, which were offset in part by a $2 million increase in selling prices.  Operating profit decreased by $5 million primarily due to $7 million of lower volume and unfavorable product mix, $3 million in higher manufacturing and distribution costs and $1 million from unfavorable foreign currency translation, which were partly offset by $2 million in increased selling price and $4 million of SGA&R and other cost reductions.

Industrial Engineered Products

Net sales in the Industrial Engineered Products segment of $157 million for the first quarter of 2009 decreased $170 million, over the same quarter in 2008.  The operating loss of $21 million reflected a $24 million reduction compared with the $3 million operating profit for the first quarter of 2008.

The decrease in net sales reflects reduced sales volume of $142 million and $4 million of unfavorable foreign currency translation, offset by $7 million due to increased selling prices.  The decrease in net sales also reflects a $31 million reduction due to the divestiture of the oleochemicals business in February 2008.

Operating loss for the first quarter of 2009 reflected a $33 million reduction due to lower volume and unfavorable product mix, $21 million in unfavorable manufacturing costs (primarily due to lower plant utilization) and $2 million from unfavorable currency translation.  These decreases in operating profit were partially offset by a $14 million reduction in accelerated depreciation of certain assets, a $7 million increase in selling prices, a $3 million benefit from the divestiture of the oleochemicals business, a $3 million reduction in distribution expense and a $5 million benefit from SGA&R and other cost reductions.

General Corporate

General corporate expenses include costs and expenses that are of a general nature or managed on a corporate basis.  These costs primarily represent corporate administration services net of costs allocated to the business segments, costs related to corporate headquarters, management compensation plan expenses related to executives and corporate managers and worldwide amortization expenses.  Functional costs are allocated between the business segments and general corporate expense.

Corporate expense was $28 million for the first quarter, which included $9 million of amortization expense related to intangibles, compared with $32 million for the first quarter of 2008, which included $10 million of amortization expense.

The decrease in Corporate expense of $4 million was primarily driven by a $7 million charge in the first quarter of 2008 related to an assumed lease and a $2 million reduction in depreciation and amortization expense, partially offset by $1 million in higher pension expense, $2 million in higher legal fees and other charges of $2 million.

ANTITRUST INVESTIGATIONS AND RELATED MATTERS

The Company is party to various governmental and civil antitrust proceedings.  For information on these proceedings (including information on Company reserves with respect to these proceedings) see Note 19 — Legal Matters in the Notes to Consolidated Financial Statements and Item 1 “Legal Proceedings” under Part II of this document.

LIQUIDITY AND CAPITAL RESOURCES

For additional information on the Company’s liquidity see “Chapter 11 Filing” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Bankruptcy Proceedings

On March 18, 2009, the Debtors filed voluntary petitions for relief under Chapter 11 of title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Court”).  The Chapter 11 cases are being jointly administered by the Court.  The Company’s non-U.S. subsidiaries were not included in the filing and are not be subject to the requirements of the Bankruptcy Code.  The Company’s U.S. and worldwide operations are expected to continue without interruption during the bankruptcy reorganization process.

The Debtors own substantially all of the Company’s U.S. assets.  The Debtors consist of Chemtura Corporation, the parent company, and the following subsidiaries:

• A&M Cleaning Products LLC	• Crompton Colors Incorporated	• Kem Manufacturing Corporation
• Aqua Clear Industries, LLC	• Crompton Holding Corporation	• Laurel Industries Holdings, Inc.
• ASEPSIS, Inc.	• Crompton Monochem, Inc.	• Monochem, Inc.
• ASCK, Inc.	• GLCC Laurel, LLC	• Naugatuck Treatment Company
• BioLab, Inc.	• Great Lakes Chemical Corporation	• Recreational Water Products, Inc.
• BioLab Company Store, LLC	• Great Lakes Chemical Global, Inc.	• Uniroyal Chemical Company Limited
• Biolab Franchise Company, LLC	• GT Seed Treatment, Inc.	• Weber City Road LLC
• BioLab Textile Additives, LLC	• HomeCare Labs, Inc	• WRL of Indiana, Inc.
• CNK Chemical Realty Corporation	• ISCI, Inc.

The principal U.S. assets are located in the following entities: Chemtura Corporation; BioLab, Inc.; and Great Lakes Chemical Corporation.

The Chapter 11 petitions were filed to gain liquidity for continuing operations while the Debtors restructure their balance sheets to allow the Company to be a viable going concern.  While the Company believes it will be able to achieve these objectives through the Chapter 11 process, there can be no certainty that it will be successful in doing so.

Under Chapter 11, the Debtors are operating their U.S. businesses as a debtor-in-possession (“DIP”) under the protection of the Court from their pre-filing creditors and claimants.  Since the filing, all orders of the Court sufficient to enable the Debtors to conduct normal business activities, including “first day” motions and the interim and final approval of a DIP Credit Facility, have been entered by the Court.  While the Debtors are subject to Chapter 11, all transactions outside the ordinary course of their business will require the prior approval of the Court.

As a consequence of the Chapter 11 filings, pending litigation against the Debtors is generally subject to an automatic stay, and no party may take any action to collect pre-petition claims except pursuant to an order of the Court.

On March 20, 2009, the Court approved the Debtors’ “first day” motions.  Specifically, the Court granted the Debtors, among other things, interim approval to access $190 million of its $400 million DIP Credit Facility, approval to pay outstanding employee wages, health benefits, and certain other employee obligations and authority to continue to honor their current customer policies and programs, in order to ensure the reorganization process will not adversely impact their customers.  On April 29, 2009, the Court entered a final order providing full access to the $400 million DIP Credit Facility.

The Court has not yet established a general deadline for the filing of proofs of claim (“bar date”).  The Company will provide notice of the bar date once set by the Court.

As provided by the Bankruptcy Code, the Debtors have the exclusive right to file a plan of reorganization for 120 days after the petition date.  If necessary, the Company has the ability to file a motion with the Court to request an extension of exclusivity. There can be no assurance that the Court will grant such an extension of the exclusive period, that a reorganization plan will be filed by the Debtors or confirmed by the Court, or that any such plan will be consummated. After a plan of reorganization has been filed with the Court, the plan, along with a disclosure statement approved by the Court, will be sent to all creditors, equity holders and parties in interest. Following the solicitation period, the Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Court must make certain findings as required by the Bankruptcy Code. The Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met.

The ultimate recovery by the Debtors creditors and the Company’s shareholders, if any, will not be determined until confirmation and implementation of a plan of reorganization.  No assurance can be given as to what recoveries, if any, will be assigned in the Chapter 11 proceeding to each of these constituencies. A plan of reorganization could result in the Company’s shareholders receiving little or no value for their interests and holders of the Debtors unsecured debt, including trade debt, receiving less, and potentially substantially less, than payment in full for their claims.  Because of such possibilities, the value of the common stock and unsecured debt is highly speculative. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of these securities.  Although the shares of the Company’s common stock continue to trade on the Pink Sheets Quotation Service (“Pink Sheets”) under the symbol “CEMJQ,” the trading prices may have little or no relationship to the actual recovery, if any, by the holders under any eventual court-approved reorganization plan.  The opportunity for any recovery by holders of the Company’s common stock under such reorganization plan is uncertain and shares of the Company’s common stock may be cancelled without any compensation pursuant to such plan.

Continuation of the Company as a going concern is contingent upon, among other things, the Company’s and/or Debtors’ ability (i) to comply with the terms and conditions of the DIP Credit Facility; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to return to profitability; (iv) to generate sufficient cash flow from operations; and (v) to obtain financing sources to meet the Company’s future obligations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.  Additionally, a plan of reorganization could materially change amounts reported in the consolidated financial statements, which do not give effect to all adjustments of the carrying value of assets and liabilities that are necessary as a consequence of reorganization under Chapter 11.

Cash Flows from Operations

Net cash used in operations was $77 million for the first quarter of 2009 compared to $16 million of net cash provided by operations in 2008 primarily driven by the reduction in proceeds from the sale of accounts receivable under the Company’s accounts receivable facilities.  Changes in key working capital accounts are summarized below:

Favorable (unfavorable)	Three months ended	Three months ended
(In millions)	March 31, 2009	March 31, 2008
Accounts receivable	$30	$(91)
Impact of sale of accounts receivable	(93)	98
Inventories	59	(52)
Accounts payable	(40)	34

During the first quarter of 2009, accounts receivable decreased by $30 million primarily due to a decrease in sales volumes.  Proceeds from the sale of receivables decreased by $93 million primarily due to the termination of the U.S. receivables facility as a result of the bankruptcy filing and the restricted availability and access to the European receivables facility.  Inventory decreased $59 million in 2009 due to inventory reduction initiatives lower demand and the pre-filing restrictions on trade credit.  Accounts payable decreased by $40 million in 2009 also due to inventory reduction initiatives, lower demand and the pre-filing restrictions on trade credit.

Net cash used in operations in the first quarter of 2009 was also affected by various charges and payments against preexisting reserves.  A summary of these items and the net impact on cash flows provided by (used in) operations is as follows:

	Net Change per		2009
	Consolidated Cash	2009	Cash
(In millions)	Flows Statement	Expense	Payments
Antitrust settlement costs	$2	$2	$—
Facility closure, severance and related costs	(9)	3	(12)
Interest expense	(1)	20	(21)
Environmental liabilities	2	4	(2)
Management incentive plans	(3)	—	(3)
Income tax expense	(1)	6	(7)

Net cash used in operations in the first quarter of 2009 also reflects the impact of certain non-cash charges, including $44 million of depreciation and amortization expense.

Cash Flows from Investing and Financing Activities

Net cash used in investing activities was $10 million for the three months ended March 31, 2009, which included net proceeds from prior year divestments of $3 million offset by $5 million of net cash paid as deferred consideration for a prior year acquisition.  Additionally, capital expenditures for 2009 amounted to $8 million as compared with $23 million for the three months ended 2008.  Expenditures were primarily related to U.S. and foreign facilities and environmental and other compliance requirements.

Net cash provided by financing activities was $156 million for the three months ended March 31, 2009, which included aggregate net proceeds from the DIP Credit Facility and the Credit Facility of $174 million, proceeds from short term borrowings of $1 million and payment of debt issuance costs on the DIP Credit Facility of $19 million.

On October 31, 2008, the Company announced that it would suspend the payment of dividends to conserve cash and expand liquidity in a period of economic uncertainty.

Other Sources and Uses of Cash

The Company expects to finance its operations and capital spending requirements for 2009 with cash flows provided by operations, available cash and cash equivalents, borrowings under the Debtors DIP Credit Facility and other sources.  As of March 31, 2009, the Debtors had approximately $25 million of undrawn availability under the interim approval to access $190 million of the DIP Credit Facility.  Cash and cash equivalents as of March 31, 2009 were $135 million.

Included in cash and cash equivalents in the Company’s consolidated balance sheets at both March 31, 2009 and December 31, 2008, is $1 million of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.  There are no additional legal restrictions on these cash balances other than those under the Bankruptcy Code.

Contractual Obligations

At March 31, 2009, borrowings under the DIP Credit Facility were $165 million.

During the three months ended March 31, 2009, the Company made aggregate contributions of $7 million to its U.S. and international pension and postretirement benefit plans.  The Company’s funding assumptions for its U.S. pension plans assume no significant change with regard to demographics, legislation, plan provisions, or actuarial assumptions or methods to determine the estimated funding requirements.

The Company has net liabilities related to unrecognized tax benefits of $84 million at March 31, 2009 and $85 million at December 31, 2008.  At March 31, 2009, the Company anticipates that these liabilities may decrease by approximately $2 million within the next 12 months.

Bank Covenants and Guarantee

On March 18, 2009, the Debtors entered into a $400 million senior secured debtor-in-possession credit facility agreement (“DIP Credit Facility”) arranged by Citigroup Global Markets Inc. with Citibank, N.A. as Administrative Agent subject to approval by the Court.  On March 20, 2009, the Court entered an interim order providing approval for the Debtors to access $190 million of the DIP Credit Facility in the form of a $165 million term loan and $25 million revolving credit facility.  The DIP Credit Facility closed on March 23, 2009 with the drawing of the $165 million term loan.  The initial use of proceeds was to fund the termination of the U.S. accounts receivable facility and pay fees and expenses associated with the transaction.

On April 29, 2009, the Company, certain of its subsidiaries that are guarantors under the DIP Credit Facility, the banks, financial institutions and other institutional lenders party to the DIP Credit Facility (the “Lenders”), and Citibank, N.A., as Administrative Agent for the Lenders, entered into Amendment No. 1 to the DIP Credit Facility.  Pursuant to such Amendment No. 1, the DIP Credit Facility was amended to (i) increase the outstanding amount of intercompany loans the Debtors could make to the non-debtor foreign subsidiaries of the Company from $8 million to $40 million; (ii)  reduce required level of borrowing availability under the minimum availability covenant; and (iii) eliminate the requirement to pay additional interest expense if a specified level of accounts receivable financing was not available to the Company’s European subsidiaries.

On the same date, the Court granted final approval of the DIP Credit Facility, as amended pursuant to Amendment No. 1 thereto.  The DIP Credit Facility matures on the earlier of (i) March 17, 2010; (ii) the effective date of a reorganization plan; or (iii) upon an event of default.

The DIP Credit Facility is comprised of the following:  (i) $250 million of non-amortizing term loans, (ii) a $64 million revolving credit facility and (iii) an $86 million revolving credit facility representing the “roll-up” of certain outstanding secured amounts owed to lenders under the existing Credit Facility who have commitments under the DIP Credit Facility.  In addition, a letter of credit subfacility for letters of credit (“Letters of Credit”) in an aggregate amount of $50 million is available under the unused commitments of the revolving credit facilities.   As of March 31, 2009, drawings under the DIP Credit Facility were $165 million of term loans.

The Court entered a final order providing full access to the $400 million DIP Credit Facility on April 29, 2009.  On May 4, 2009, the Company drew the $85 million balance of the $250 million term loan and used the proceeds together with cash on hand to fund the $86.5 million “roll up” of certain outstanding secured amounts owed to certain lenders under the Credit Facility.

The DIP Credit Facility is secured by a superpriority lien on substantially all of the Company’s U.S. assets, including (i) accounts receivable; (ii) inventory; (iii) machinery, plant and equipment; (iv) intellectual property; (v) pledges of the equity of first tier subsidiaries; and (vi) pledges of debt and other instruments.

Availability of credit under the DIP Credit Facility is equal to (i) the lesser of (a) the Borrowing Base (as defined below) and (b) the effective commitments under the DIP Credit Facility minus (ii) the aggregate amount of the DIP Loans and any undrawn or unreimbursed Letters of Credit.  Borrowing Base is the sum of (i) 80% of the Debtors’ eligible accounts receivable, plus (ii) the lesser of (a) 85% of the net orderly liquidation value percentage (as defined in the DIP Credit Facility) of the Debtors’ eligible inventory and (b) 75% of the cost of the Debtors’ eligible inventory, plus (iii) $125 million, less certain reserves determined by the discretion of the Administrative Agent to preserve and protect the value of the collateral.

Borrowings under the term loans and the $64 million revolving facility bear interest at a rate per annum equal to, at the Company’s election, (i) 6.5% plus the Base Rate (defined as the higher of (a) 4%; (b) Citibank N.A.’s published rate; or (c) the Federal Funds rate plus 0.5%) or (ii) 7.5% plus the Eurodollar Rate (defined as the higher of (a) 3% or (b) the current LIBOR rate adjusted for reserve requirements).  Borrowings under the $86 million revolving facility bear interest at a rate per annum equal to, at the Company’s election, (i) 2.5% plus the Base Rate or (ii) 3.5% plus the Eurodollar Rate.  Additionally, the Company will pay an unused commitment fee of 1.5% per annum on the average daily unused portion of the revolving facilities and a letter of credit fee on the average daily balance of the maximum daily amount available to be drawn under Letters of Credit equal to the applicable margin above the Eurodollar Rate applicable for borrowings under the applicable revolving facility.  Certain fees are payable to the lenders upon the reduction or termination of the commitment and upon the substantial consummation of a plan of reorganization as described more fully in the agreement including an exit fee payable to the Lenders of 2% of “roll-up” commitments and  3% of all other commitments.

The obligations of the Company as borrower under the DIP Credit Facility are guaranteed by the Company’s other U.S. subsidiaries who are Debtors in the Chapter 11 cases, which own substantially all of the Company’s U.S. assets.  The obligations must also be guaranteed by each of the Company’s subsidiaries that becomes party to the Chapter 11 cases, subject to specified exceptions.

All amounts owing by the Company and the guarantors under the DIP Credit Facility and certain hedging arrangements and cash management services are secured, subject to a carve-out as set forth in the DIP Credit Facility (the “Carve-Out”) for professional fees and expenses (as well as other fees and expenses customarily subject to such Carve-Out), by (i) a first priority perfected pledge of (a) all notes owned by the Company and the guarantors and (b) all capital stock owned by the Company and the guarantors (subject to certain exceptions relating to their respective foreign subsidiaries) and (ii) a first priority perfected security interest in all other assets owned by the Company and the guarantors, in each case, junior only to liens as set forth in the DIP Credit Facility and the Carve-Out.

The DIP Credit Facility requires the Company to meet the following financial covenants including the following: (a) minimum cumulative monthly earnings before interest, taxes, and depreciation (“EBITDA”), after certain adjustments, on a consolidated basis; (b) a maximum variance of the weekly cumulative cash flows of the Debtors, compared to an agreed upon forecast; (c) minimum borrowing availability of $25 million until June 30, 2009, and $30 million thereafter; and (d) maximum quarterly capital expenditures.  In addition, the DIP Credit Facility contains covenants which, among other things, limit the incurrence of additional debt, operating leases, issuance of capital stock, issuance of guarantees, liens, investments, disposition of assets, dividends, certain payments, mergers, change of business, transactions with affiliates, prepayments of debt, repurchases of stock and redemptions of certain other indebtedness and other matters customarily restricted in such agreements.  As of March 31, 2009, the Company was in compliance with the covenant requirements of the DIP Credit Facility.

The DIP Credit Facility contains events of default, including, among others, payment defaults, breaches of representations and warranties, and covenant defaults.

The Company has standby letters of credit and guarantees with various financial institutions the majority of which were issued under the Credit Facility and are pre-petition liabilities.  At March 31, 2009, the Company had $101 million of outstanding letters of credit and guarantees primarily related to liabilities for environmental remediation, insurance obligations and European value added tax obligations of which $88 million were issued under the Credit Facility and are pre-petition liabilities.  The Company also had $19 million of third party guarantees at March 31, 2009 for which it has reserved for $2 million at March 31, 2009, which represents the probability weighted fair value of these guarantees.

CRITICAL ACCOUNTING ESTIMATES

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes.  The Company’s estimates are based on historical experience and currently available information.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies footnote in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 describe the critical accounting estimates and accounting policies used in preparation of the consolidated financial statements.  Actual results in these areas could differ from management’s estimates.  There have been no significant changes in the Company’s critical accounting estimates during the first three months of 2009, with the exception of the liabilities subject to compromise and the carrying value of goodwill.

Liabilities Subject to Compromise

Under Chapter 11 of the Bankruptcy Code, certain claims against the Debtors in existence prior to the filing of the petitions for relief are stayed while the Debtors continue business operations as a debtor-in-possession.  These estimated claims are reflected in the Consolidated Balance Sheet as Liabilities Subject to Compromise as of March 31, 2009.  Such claims remain subject to future adjustments.  Adjustments may result from actions of the Court, negotiations, rejection or acceptance of executory contracts, determination as to the value of any collateral securing claims, proofs of claim or other events.

Carrying Value of Goodwill

The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) as of July 31, or sooner, if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value.

The Company’s cash flow projections, used to estimate the fair value of its reporting units, are based on subjective estimates.  Although the Company believes that its projections reflect its best estimates of the future performance of its reporting units, changes in estimated revenues or operating margins could have an impact on the estimated fair values.  Any increases in estimated reporting unit cash flows would have had no impact on the carrying value of that reporting unit.  However, a decrease in future estimated reporting unit cash flows could require the Company to determine whether recognition of a goodwill impairment charge was required.  The assessment is required to be performed in two steps, step one to test for a potential impairment of goodwill and, if potential losses are identified, step two to measure the impairment loss through a full fair valuing of the assets and liabilities of the reporting unit utilizing the acquisition method of accounting.

During the quarter ended March 31, 2009, there was continued weakness in the global financial markets, resulting in additional decreases in the valuation of public companies and restricted availability of capital.  Additionally, the Company’s stock price continued to decrease due to the constrained liquidity, deteriorating financial performance and the Debtors filing of a petition for relief under Chapter 11 of the United States Bankruptcy Code.  These events were of sufficient magnitude to the Company to conclude it was appropriate to perform a goodwill impairment review as of March 31, 2009.  The Company used its own estimates of the effects of the macroeconomic changes on the markets its serves to develop an updated view of its projections.  Those updated projections have been used to compute updated estimated fair values of its reporting units.  Based on these estimated fair values used to test goodwill for impairment in accordance with FAS 142, the Company concluded that no impairment existed in any of its reporting units at March 31, 2009.

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

ACCOUNTING DEVELOPMENTS

Implemented in 2009

In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”), which requires companies to treat non-controlling interests (commonly referred to as minority interest) as a separate component of shareholders’ equity and not as a liability.  The provisions of FAS 160 are effective as of the beginning of the Company’s 2009 fiscal year.  The presentation and disclosure requirements of FAS 160 were applied on a retrospective basis for all periods presented.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”), which requires, among other items, that identifiable assets, liabilities, non-controlling interests and goodwill acquired in a business combination be recorded at full fair value.  The provisions of FAS 141(R) are effective as of the beginning of the Company’s 2009 fiscal year. The adoption of FAS 141(R) did not have a material impact on the Company’s consolidated financial position and results of operations.  Future adjustments made to valuation allowances and acquired tax contingencies on deferred taxes associated with acquisitions made prior to 2009 will impact the statement of operations based on the provisions of FAS 141(R).

In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of  Statement No. 157, “Fair Value Measurements” (“FAS 157”) for all non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008.  The adoption of FAS 157 for non-financial assets did not have a material impact on the Company’s consolidated financial position and results of operations.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”), which requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows.  The provisions of FAS 161 are effective as of the beginning of the Company’s 2009 fiscal year.

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

Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

•                  The ability to complete a restructuring of our balance sheet and significantly strengthen our Company;

•                  The ability to have the bankruptcy court approve motions required to sustain operations during the Chapter 11 process;

•                  The uncertainties of the Chapter 11 restructuring process including the potential adverse impact on our operations, management, employees and the response of our customers;

•                  The ability to develop, confirm and consummate a Chapter 11 plan of reorganization;

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

•                  The ability to successfully complete the turnaround of our Industrial Engineered Products segment;

•                  The ability to obtain growth from demand for petroleum additive, lubricant and agricultural product applications;

•                  The ability to sustain profitability in our Crop Protection Engineered Products segment due to new generic competition.  Additionally, the Crop Protection Engineered Products segment is dependent on disease and pest conditions, as well as local, regional, regulatory and economic conditions;

•                  The ability to sell methyl bromide due to regulatory restrictions;

•                  Changes in weather conditions which could adversely affect the seasonal selling cycles in both our Consumer Performance Products and Crop Protection Engineered Products segments;

•                  Changes in the availability and/or quality of our energy and raw materials;

•                  The ability to collect our outstanding receivables;

•                  Changes in interest rates and foreign currency exchange rates;

•                  Changes in technology, market demand and customer requirements;

•                  The enactment of more stringent U.S. and international environmental laws and regulations;

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to Item 7A Quantitative and Qualitative Disclosures About Market Risk and the Derivative Instruments and Hedging Activities footnote included in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Also refer to the Derivative Instruments and Hedging Activities footnote included in the notes to the consolidated financial statements (unaudited) included in this Form 10-Q.

The fair market value of long-term debt is subject to interest rate risk.  The Company’s total debt amounted to $1,400 million at March 31, 2009.  The fair market value of such debt as of March 31, 2009 was $699 million, which has been determined primarily based on quoted market prices.

The Company uses price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases.  These contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based.  The differential paid or received as natural gas prices change is recognized as an adjustment to cost of goods sold.  The fair value of the contracts at March 31, 2009, resulted in an immaterial pre-tax loss, which was recorded as a component of accumulated other comprehensive income.  Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes.  A hypothetical ten percent increase in the cost of natural gas at March 31, 2009 would result in an immaterial increase in the fair market value of the outstanding derivatives; conversely, a hypothetical ten percent decrease in the cost of natural gas would result in an immaterial decrease in the fair market value of the outstanding derivatives.

In the fourth quarter of 2007, the Company ceased the purchase of additional price swap contracts as cash flow hedges of forecasted natural gas purchases and established fixed price contracts with physical delivery with its natural gas vendor.  The existing price swap contracts mature through 2009.

There have been no other significant changes in market risk since December 31, 2008.

ITEM 4.  Controls and Procedures

(a)     Disclosure Controls and Procedures

As of March 31, 2009, the Company’s management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective as a result of an unremediated material weakness associated with not providing adequate oversight to ensure a timely and effective review of its income tax accounts.

(b)    Changes in Internal Control Over Financial Reporting

During the course of the Company’s evaluation of internal controls over financial reporting at December 31, 2008, management identified that the Company did not provide adequate oversight to ensure a timely and effective review of its income tax accounts.  This deficiency resulted in a material misstatement in the Company’s income tax accounts which were corrected prior to the filing of the Company’s December 31, 2008 Form 10-K.

Other than described below, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 or subsequent to the date the Company completed its evaluation, that have materially affected or are reasonably likely to materially affect,  the Company’s internal control over financial reporting.

Management is in the process of implementing certain additional controls intended to remediate the aforementioned material weakness.  Beginning with the quarter March 31, 2009, the Company has assigned additional resources to its tax department and implemented additional procedures that include strengthened review procedures over the tax accounts.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Impact of Chapter 11 Proceedings

During the reorganization process, substantially all pending litigation against Chemtura Corporation, the parent company, and 26 of its U.S. affiliates (the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 is stayed, as well as the majority of all other pre-petition claims.  Exceptions would generally include pre-petition claims addressed by the United States Bankruptcy Court for the Southern District of New York (the “Court”), as well as fully secured claims.  Adjustments may result from actions of the Court, negotiations, rejection of executory contracts, determination as to the value of any collateral securing claims, proofs of claims, or other events.  Additional pre-filing claims not currently reflected in the consolidated financial statements may be identified through the proof of claim reconciliation process.  The amount of pre-filing claims ultimately allowed by the Court in respect to contingent claims may be materially different from the amounts reflected in the consolidated financial statements.  Generally, claims against Debtors arising from actions or omissions prior to their filing date may be compromised in connection with the plan of reorganization.  The ultimate resolution of all of these claims may be settled through negotiation as compared to court proceedings, with the result being that the Company retains certain obligations of the Debtors currently classified as liabilities subject to compromise in the Consolidated Balance Sheet.

Environmental Matters

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts.  For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operation and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes that such costs are estimable.  The total amount accrued for such environmental liabilities at March 31, 2009 and December 31, 2008, was $106 million and $107 million, respectively.  At March 31, 2009 and December 31, 2008, environmental liabilities of $2 million and $12 million, respectively, have been included in accrued expenses and $34 million and $95 million, respectively, have been included in other liabilities and at March 31, 2009, $70 million has been included in liabilities subject to compromise on the consolidated balance sheets.  The Company estimates the environmental liability could range up to $145 million at March 31, 2009.  The Company’s reserves include estimates for determinable clean-up costs. During the three months ended March 31, 2009, the Company recorded a pre-tax charge of $4 million to increase its environmental liabilities and made payments of $2 million for clean-up costs, which reduced its environmental liabilities.  At certain sites, the Company has contractual agreements with certain other parties to share remediation costs.  The Company has a receivable of $11 million at March 31, 2009 to reflect probable recoveries.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed the Company’s present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations and cash flows. It is reasonably possible that the Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

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

Conyers - Clean Air Act Investigation — The U.S. EPA is investigating alleged violations of law by the Company arising out of the General Duty Clause of the Clean Air Act, the emergency release notification requirements of the Comprehensive Environmental Response, Compensation and Liability Act and/or the Emergency Planning and Community Right to Know Act, and the Clean Water Act and is seeking a penalty and other relief in excess of one hundred thousand dollars. The Company intends to assert all meritorious legal defenses and will continue to assess relevant facts and attempt to negotiate an acceptable settlement with the EPA. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s financial condition.

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

In July 2007, the California Superior Court, Kern County, entered an order finding liability against the Company. A second phase of the trial, which will determine the damages to which Tricor may be entitled, began in November 2008 and the testimony phase of the trial was completed on March 16, 2009.  The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s financial condition.

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

Within one day of the fire, the Company established a claims office to resolve all legitimate economic and personal injury claims in the Rockdale County, Georgia area.  The Company still maintains a claims center and continues to negotiate the settlement of claims whether or not submitted through the claims center.

At the time of the fire, the Company maintained, and continues to maintain, property and general liability insurance.  The Company believes that its general liability policies will adequately cover any third party claims and legal and processing fees in excess of the amounts that were recorded through March 31, 2009.

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

Each quarter the Company evaluates and reviews pending claims and litigation to determine appropriate reserve amounts.  As of March 31, 2009 and December 31, 2008 the Company’s accruals for probable loss in the aforementioned legal proceeding cases is immaterial.  In addition, the related receivable to reflect probable insurance recoveries is also immaterial.

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

ANTITRUST INVESTIGATIONS AND RELATED MATTERS

Rubber Chemicals

On May 27, 2004, the Company pled guilty to a one-count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period from July 1995 to December 2001. The U.S. federal court imposed a fine of $50 million, payable in six annual installments, without interest, beginning in 2004. In light of the Company’s cooperation with the U.S. Department of Justice (the “DOJ”), the court did not impose any period of corporate probation.  On May 28, 2004, the Company pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Canadian federal court imposed a sentence requiring the Company to pay a fine of CDN $9 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid (in U.S. dollars) $2 million in 2005, $7 million in 2006, $12 million in 2007 and $17 million in 2008.  A reserve of $18 million was included in liabilities subject to compromise and accrued expenses at March 31, 2009 and December 31, 2008, respectively.

European Union (“EU”) Investigations

The Company and certain of its subsidiaries are subjects of, and continue to cooperate in, an investigation being conducted by the European Commission (the “EC”) with respect to possible antitrust violations relating to the sale and marketing of various classes of heat stabilizers. Such investigations concern anticompetitive practices, including price fixing and customer or market allocations, undertaken by the Company and such subsidiaries and certain of their officers and employees.  The Company and its subsidiaries that are subject to the investigations have received from the EC written assurances of conditional amnesty with respect to certain classes of heat stabilizers. The assurances of amnesty are conditioned upon several factors, including continued cooperation with the EC.  The Company has been actively cooperating with the EC regarding the heat stabilizer investigation.  On March 17, 2009, the EC issued its Statement of Objections and the Company is working to prepare a response to the EC’s preliminary conclusions.

Civil Lawsuits

The actions described below under “U.S. Civil Antitrust Actions” are in various procedural stages of litigation. Although the actions described below have not had a material adverse impact on the Company, we cannot predict the outcome of any of those actions. The Company will seek cost-effective resolutions of the various pending and threatened legal proceedings against the Company; however, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company has established reserves for all direct and indirect purchaser claims as of March 31, 2009.

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

Bandag.  This suit was originally brought by Bridgestone Americas Holding, Inc, Bridgestone Firestone North American Tire, LLC, and Pirelli Tire, LLC (all of whom have since settled) along with the remaining plaintiff, Bandag Incorporated (n/k/a/ Bridgestone Bandag, LLC), with respect to purchases of rubber chemicals from the Company, Uniroyal and several of the world-wide leading suppliers of rubber chemicals.  This suit alleges that the Company and Uniroyal, along with other rubber chemical manufacturers conspired to fix the prices of the rubber chemicals, and to divide the rubber chemicals markets in violation of Section 1 of the Sherman Act.  Bandag Incorporated, a designer and manufacturer of tire re-treading, directly purchased from the Company and from the other defendants to this suit, and in doing so, claims to have paid artificially inflated prices for rubber chemicals. Bandag has requested treble damages, costs (including attorneys’ fees) and such other relief as the court may deem appropriate.  The Company has agreed to utilize binding arbitration to try the claims at issue in this action.  The arbitration hearing was held in early March 2009. The Company will continue to defend this case vigorously.

State Lawsuits. The Company, individually or together with Uniroyal, also continues to be a defendant in certain indirect purchaser antitrust class action lawsuits filed in state courts involving the sale of urethanes and urethane chemicals.  The complaints in these actions principally allege that the defendants conspired to fix, raise, maintain or stabilize prices for urethanes and urethane chemicals, sold in the United States in violation of certain antitrust statutes and consumer protection and unfair or deceptive practices laws of the relevant jurisdictions and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities.  There are currently 13 state complaints pending.  On September 12, 2008, the Company received final court approval of a settlement agreement covering 1 of these actions.  In addition, on December 23, 2008, the Company received preliminary court approval of a settlement agreement covering the remaining 12 complaints, all of which are pending in a coordinated proceeding in the Superior Court of the State of California for the County of San Francisco.  None of these state lawsuits individually or in the aggregate are expected to have a material adverse effect on the Company.

Australian Civil Antitrust Matters

On September 27, 2007, the Company was sued in the Federal Court of Australia for alleged price fixing violations with respect to the sale of rubber chemicals in Australia.  The applicant filed an amended Statement of Claim on November 21, 2008.  The Company’s application to have the amended Statement of Claim struck out is listed for hearing on February 23, 2009.  The court has reserved its decision as to the Company’s application to have the amended Statement of Claim struck out.  The Company does not expect this matter will be material.

Federal Securities Class Action

The Company, certain of its former officers and directors (the “Crompton Individual Defendants”), and certain former directors of the Company’s predecessor Witco Corp. are defendants in a consolidated class action lawsuit, filed on July 20, 2004, in the United States District Court, District of Connecticut, brought by plaintiffs on behalf of themselves and a class consisting of all purchasers or acquirers of the Company’s stock between October 1998 and October 2002. The consolidated amended complaint principally alleges that the Company and the Crompton Individual Defendants caused the Company to issue false and misleading statements that violated the federal securities laws by reporting inflated financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy. The putative class includes former Witco Corp. shareholders who acquired their securities in the Crompton-Witco merger pursuant to a registration statement that allegedly contained misstated financial results.  The complaint asserts claims against the Company and the Crompton Individual Defendants under Section 11 of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder.  Plaintiffs also assert claims for control person liability under Section 15 of the Securities Act of 1933 and Section 20 of the Securities Exchange Act of 1934 against the Crompton Individual Defendants. The complaint also asserts claims for breach of fiduciary duty against certain former directors of Witco Corp. for actions they allegedly took as Witco Corp. directors in connection with the Crompton-Witco merger. The plaintiffs seek, among other things, unspecified damages, interest, and attorneys’ fees and costs. The Company and the Crompton Individual Defendants filed a motion to dismiss on September 17, 2004, which is now fully briefed and pending. The former directors of Witco Corp. filed a motion to dismiss in February 2005, which is pending. On July 22, 2005, the court granted a motion by the Company and the Crompton Individual Defendants to stay discovery in the related Connecticut shareholder derivative lawsuit (described below under “Shareholder Derivative Lawsuit”), pending resolution of the motion to dismiss by the Company and Crompton Individual Defendants.  On November 28, 2008, the parties signed a settlement agreement.  The court granted preliminary approval of the settlement agreement on December 12, 2008 and scheduled a June 12, 2009 final approval hearing.  The settlement agreement provided for payment by or on behalf of defendants of $21 million.

Shareholder Derivative Lawsuit

Certain current directors and one former director and officer of the Company (the “Individual Defendants”) are defendants in a shareholder derivative lawsuit filed on August 25, 2003 in Connecticut state court, nominally brought on behalf of the Company. The Company is a nominal defendant in the lawsuit. The plaintiff filed an amended complaint on November 19, 2004. The amended complaint principally alleges that the Individual Defendants breached their fiduciary duties by causing or allowing the Company to issue false and misleading financial statements by inflating financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy. The plaintiff contends that this wrongful conduct caused the Company’s financial results to be inflated, cost the Company its credibility in the marketplace and market share, and has and will continue to cost the Company millions of dollars in investigative and legal fees. The plaintiff seeks, among other things, compensatory and punitive damages against the director defendants in unspecified amounts, prejudgment interest, and attorneys’ fees and costs. The Company filed a motion to strike all counts of the complaint on January 12, 2005 for failure to allege adequately that a pre-lawsuit demand on the Company’s Board of Directors by the plaintiff would have been futile and was thus excused.  This motion was subsequently denied by the court.  Discovery in this lawsuit has been stayed by the United States District Court, District of Connecticut, pending resolution of the motion to dismiss filed by Company’s and the Crompton Individual Defendants in the related consolidated securities class action lawsuit described above under “Federal Securities Class Action.”  On July 25, 2008, the plaintiff filed a motion in the District of Connecticut seeking to lift the federal court’s discovery stay.  The Company will continue to defend this litigation vigorously.

Reserves

At March 31, 2009 and December 31, 2008, the Company had a remaining reserve of $30 million included in liabilities subject to compromise and accrued expenses, respectively, on its consolidated balance sheets relating to the remaining U.S. direct and indirect purchaser lawsuits, the federal securities class action lawsuit described under “Federal Securities Class Action” and the shareholder derivative lawsuit described under “Shareholder Derivative Lawsuit.”  These reserves cover all direct and indirect purchaser antitrust claims.  The Company periodically reviews its accruals as additional information becomes available, and may adjust its accruals based on actual settlement offers and other later occurring events.  The Company is unable to estimate the reasonably possible loss, if any, in excess of the accrual as none of these claims have been reduced to judgment.

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

ITEM 1A. Risk Factors

The following are material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008. Investors are encouraged to review those risk factors in detail as well as the risk factors below before making any investment in the Company’s securities.

We filed for reorganization under Chapter 11 of the United States Bankruptcy Code on March 18, 2009 and are subject to the risks and uncertainties associated with Chapter 11 proceedings.

For the duration of the Chapter 11 cases, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with bankruptcy. Risks and uncertainties associated with the Chapter 11 cases include the following:

•                 Our ability to prosecute, confirm and consummate a plan or plans of reorganization (“Plan”), which has not yet been proposed as of the date of this filing;

•                 Our ability to consummate strategic sales of our assets or certain business divisions in accordance with the Bankruptcy Code and orders of the Court;

•                 The actions and decisions of our creditors and other third parties who have interests in the Chapter 11 cases that may be inconsistent with our plans;

•                 Our ability to obtain court approval with respect to motions in the Chapter 11 cases prosecuted from time to time;

•                 Our ability to obtain and maintain commercially reasonable terms with vendors and service providers;

•                 Our ability to continue to use the cash collateral of our secured lenders under the DIP Credit Agreement;

•                 Our ability to obtain and maintain financing necessary to carry out our operations;

•                 Our ability to maintain contracts and leases that are critical to our operations;

•                 Risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for us to confirm a proposed Plan, to appoint a Chapter 11 trustee or to convert our Chapter 11 cases to Chapter 7 proceedings; and

•                 Our ability to utilize net operating loss carryforwards.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with the Chapter 11 cases could adversely affect our revenues and the relationship with our customers, as well as with suppliers and employees, which in turn could adversely affect our operations and financial condition, particularly if the Chapter 11 cases are unexpectedly protracted. Also, transactions outside the ordinary course of business are subject to the prior approval of the Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

As a result of the Chapter 11 cases, realization of assets and liquidation of liabilities are subject to uncertainty. While operating under the protection of the Bankruptcy Code, and subject to Court approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of assets or certain business divisions and liquidate or settle liabilities for amounts other than those reflected in our financial statements. Further, a Plan could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a Plan.

Because of the risks and uncertainties associated with the Chapter 11 cases, the ultimate impact that events that occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified.  Additionally, the result of any confirmed Plan may result in cancellation of our common stock, the sale of all or substantially all of our assets, and/or the failure of the Company to continue as a publicly reporting company, which could cause any investment in the Company to become worthless.

In light of the foregoing, trading in our securities during the Chapter 11 cases is highly speculative and poses substantial risks. Holders of our securities may have their securities cancelled and in return receive no payment or other consideration, or a payment or other consideration that is less than the par value or the purchase price of such securities.

Our stock is no longer listed on a national securities exchange. It will likely be more difficult for stockholders and investors to sell our common stock or to obtain accurate quotations of the share price of our common stock.

Effective April 16, 2009, the NYSE delisted our common stock from trading. Our stock is now traded over the counter and is quoted on the Pink Sheet Electronic Quotation Service (“Pink Sheets”). We can provide no assurance that we will be able to re-list our common stock on a national securities exchange or that the stock will continue to be traded on the Pink Sheets. The trading of our common stock over the counter negatively impacts the trading price of our common stock and the levels of liquidity available to our stockholders. In connection with the delisting of our stock, there may also be other negative implications, including the potential loss of confidence in our company by suppliers, customers and employees and the loss of institutional investor interest in our common stock.

A long period of operations under Chapter 11 protection may harm our business.

A long period of operations under the Chapter 11 protection could adversely affect our business and operations. So long as our Chapter 11 cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under Chapter 11 protection may also make it more difficult to attract and retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Chapter 11 cases continue, the more likely it is that our customers and suppliers will lose confidence in our ability to successfully reorganize our businesses and seek to establish alternative commercial relationships.

Furthermore, so long as the Chapter 11 cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 cases. A prolonged continuation of the Chapter 11 cases may also require us to seek additional financing. If we require additional financing during the Chapter 11 cases and we are unable to obtain the financing on favorable terms or at all, our chances of successfully reorganizing our businesses may be seriously jeopardized, and as a result, any securities in the Company could become devalued or become worthless.

We may not be able to obtain confirmation of a Chapter 11 reorganization plan or consummate strategic assets or business division sales.

To successfully emerge from Chapter 11 bankruptcy protection as a viable entity, or even to confirm a liquidation Plan, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to a Plan, soliciting and obtaining the requisite acceptances of the Plan, and fulfilling other statutory conditions for confirmation, which have not occurred to date. We may not receive the requisite acceptances of constituencies in the Chapter 11 cases to confirm any future Plan. Even if the requisite acceptances of a Plan are received, the Court may not confirm such a Plan.

If any future Plan is not confirmed by the Court, it is unclear whether we would be able to reorganize our businesses and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

With Court approval, it is likely that we will seek to consummate strategic sales of assets and certain business divisions, in which case it is likely that holders of claims would receive substantially different treatment than they would receive if we were to emerge from Chapter 11 bankruptcy protection as a viable, reorganized entity.  There can be no assurance that we will be able to consummate strategic sales of our assets or certain business divisions on terms that are favorable to us, or at all, and any such sales outside the ordinary course of business would be subject to Court approval.

A plan of reorganization may result in holders of our common stock receiving no distribution on account of their interests and cancellation of their common stock.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and pre-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a Plan. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a Plan. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A Plan could result in holders of our common stock receiving no distribution on account of their interests and may even result in the cancellation of their existing stock. If certain requirements of the Bankruptcy Code are met, a Plan can be confirmed notwithstanding its rejection by the class comprising the interests of our equity security holders.   Therefore, an investment in our common stock is highly speculative and may become worthless (or be cancelled) in the future without any required approval or consent of such shareholders.

Any interest that shareholders own in the Company may be decreased or diluted due to our final Chapter 11 reorganization and/or our common stock may cease to be publicly traded in the future.

Although we will seek consummate strategic sales of our assets and certain business divisions, the result of our recently filed Chapter 11 cases may include a corporate restructuring and/or reorganization. While we do not currently know and cannot predict the form or outcome of such restructuring or reorganization, it is likely that our current shareholders will not receive or retain any property or interest on account of their interests and all such interests are expected to be cancelled and extinguished. Further, our common stock may cease to be publicly traded in the future. As a result, current and potential investors should be aware that any interest they hold in the Company is likely to decrease in value and/or be substantially diluted, or become worthless through the bankruptcy proceedings.

Operating under the Bankruptcy Code may restrict our ability to pursue our business strategies.

Under the Bankruptcy Code, all Debtors must obtain Court approval to, among other things:

•                  Sell assets or engage in other actions outside the ordinary course of business;

•                  Consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•                  Obtain financing secured by the debtors’ assets.

In addition, if a trustee is appointed to operate the Company while in Chapter 11, the trustee would assume control of our assets.

We may be unable to raise the additional capital needed to fund our businesses, which would prevent us from continuing operations, even if substantially all of our debts are discharged through the Chapter 11 cases.

Even if our debts are reduced or discharged through the Chapter 11 cases, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 cases. In such a case, adequate funds may not be available when needed or may not be available on favorable terms. If we need to raise additional funds in the future by issuing equity securities and assuming existing stockholders continue to hold shares of common stock after the confirmation of a Plan, dilution to existing stockholders may result, and such securities may have rights, preferences and privileges senior to those of our common stock. We may be unable to raise additional funds by issuing debt due to restrictive covenants contained in our senior debt or other exit financing confirmed as part of a Plan, of which there can be no assurance, which may restrict our ability to expend or raise capital in the future.

The agreements governing our debt contain restrictions that could significantly restrict our ability to operate our business.

Our DIP credit facility contains a number of certain covenants which, among other things, limit the incurrence of additional debt, aggregate capital expenditures, additional operating leases, issuance of capital stock, issuance of guarantees, liens, investments, disposition of assets, dividends, certain payments, mergers, change of business, transactions with affiliates, prepayments of debt, repurchases of stock and redemptions of certain other indebtedness and other matters customarily restricted in such agreements. Our ability to comply with the covenants, agreements and restrictions contained in our DIP credit facility may be affected by events beyond our control, including prevailing economic, financial, and industry conditions.  In the past, we have had to amend our Credit Facility in order to stay in compliance with its covenants and to facilitate the ongoing operating ability of the Company. There can be no assurance that we would be able to comply with such covenants, agreements, or restrictions in the future.  Additionally, breach of any of the covenants imposed on us by the terms of the DIP credit facility could result in a default under the agreement. In the event of a default, the lenders could terminate their commitments to us and could accelerate the repayment of all of our indebtedness under the agreement. In such case, we may not have sufficient funds to pay the total amount of accelerated obligations, and our lenders under the DIP credit facility could proceed against the collateral securing the agreement. Any acceleration in the repayment of our indebtedness or related foreclosure could adversely affect our business.

ITEM 3. Defaults Upon Senior Securities

The Chapter 11 filings constituted an event of default under, or otherwise triggered repayment obligations with respect to, a number of debt instruments and agreements relating to direct and indirect financial obligations of the Debtors (collectively the “Debt Documents”).  All obligations under the Debt Documents have become automatically and immediately due and payable.  The Debtors believe that any efforts to enforce the payment obligations under the Debt Documents will be stayed as a result of the filing of the Chapter 11 Cases in the U.S. Bankruptcy Court.  The Debt Documents and the approximate principal amount of debt currently outstanding thereunder, include 500 million of 6.875% Notes due 2016 (“2016 Notes”), $370 million of 7% Notes due July 15, 2009 (“2009 Notes”), $150 million 6.875% Debentures due 2026 (“2026 Debentures”) and $189 million of revolving loans due 2009 under senior credit facility (“Credit Facility”).  The Company has ceased paying interest on the 2016 Notes, 2009 Notes, 2026 Debentures and the Credit Facility.

ITEM 5.  Other Items

As previously reported, on March 18, 2009, Raymond E. Dombrowski, Jr. was appointed as the Company’s Chief Restructuring Officer. In connection with this appointment, on March 18, 2009, the Company entered into that certain Letter Agreement, dated March 18, 2009 (the “Letter Agreement”, attached as Exhibit 10.3), between the Company and Alvarez & Marsal North America, LLC (“A&M”).  The Company has received approval to retain A&M on the terms set forth in the Letter Agreement from the Court in which the Company’s Chapter 11 cases are pending.

ITEM 6.  Exhibits

The following documents are filed as part of this report:

Number	Description

10.1	Senior Secured Superpriority Debtor-in-Possession Credit Agreement dated as of March 18, 2009 (filed herewith).

10.2	Amendment No. 1, dated as of April 29, 2009, to the Senior Secured Superpriority Debtor-in-Possession Credit Agreement dated as of March 18, 2009 (filed herewith).

10.3	Letter Agreement, dated March 18, 2009, between the Company and Alvarez & Marsal North America, LLC (filed herewith).

31.1	Certification of Periodic Report by Chemtura Corporation’s Chief Executive Officer (Section 302) (filed herewith).

31.2	Certification of Periodic Report by Chemtura Corporation’s Chief Financial Officer (Section 302) (filed herewith).

32.1	Certification of Periodic Report by Chemtura Corporation’s Chief Executive Officer (Section 906) (filed herewith).

32.2	Certification of Periodic Report by Chemtura Corporation’s Chief Financial Officer (Section 906) (filed herewith).

CHEMTURA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMTURA CORPORATION
(Registrant)

Date: May 8, 2009	/s/ Kevin V. Mahoney
Name: Kevin V. Mahoney
Title: Senior Vice President and Corporate Controller (Principal Accounting Officer)

Date: May 8, 2009	/s/ Billie S. Flaherty
Name: Billie S. Flaherty
Title: Senior Vice President, General Counsel and Corporate Secretary