Form 10-K/A
period 2008-12-31
Chemtura CORP
filed 2009-07-31
CIK 1091862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment 1
(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2008
OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from             to

Commission File No. 1-15339
Chemtura Corporation
(Exact name of registrant as specified in its charter)

Delaware	52-2183153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

199 Benson Road Middlebury, Connecticut	06749
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (203) 573-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	N/A

Securities registered pursuant to Section 12(g) of the Act:  NONE

   Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐   No ☒

   Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐   No ☒

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated file” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check off):

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

EXPLANATORY NOTE

On March 18, 2009, Chemtura Corporation (“Chemtura” or the “Company”) and certain of its subsidiaries organized in the United States filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Bankruptcy Code.  See Chemtura’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed on May 8, 2009, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and its Current Report on Form 8-K filed on March 23, 2009 for more information on Chemtura’s financial restructuring.

This amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to (i) remove the section for Documents Incorporated by Reference on the cover page; (ii) replace Part III, Items 10 through 14; and (iii) add three exhibits to Item 15 and update Item 15 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2008 as filed on March 2, 2009 (the “Original Filing).  Except as otherwise stated herein, no other information contained in the Original Filing has been updated by this Amendment No. 1.

This Amendment No. 1 should be read in conjunction with our periodic filings made with the Securities and Exchange Commission (“SEC”) subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing.

Exhibits 31.1(a) and 31.2(a) hereto have been provided with respect to and in light of the disclosure being amended.

FORWARD-LOOKING STATEMENTS

This document includes forward-looking statements within the meaning of Section 27(a) of the Securities Act of 1933, as amended and Section 21(e) of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.  All statements not based on historical fact are forward-looking statements that involve substantial risks and uncertainties.  See Part I, Item IA, “Risk Factors” in the Original Filing and Part II, Item IA, “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2009.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

The persons listed below are directors of Chemtura:

Director	Position(s)

Craig A. Rogerson	Chairman, President and Chief Executive Officer
Roger L. Headrick	Lead Director
Nigel D. T. Andrews	Director
James W. Crownover	Director
Billie S. Flaherty	Director, Senior Vice President, General Counsel and Secretary
Stephen C. Forsyth	Director, Executive Vice President and Chief Financial Officer
Martin M. Hale	Director
Bruce F. Wesson	Director

The following sets forth certain biographical information with respect to the directors listed above:

Craig A. Rogerson, 53, has served as Chairman, President and Chief Executive Officer of Chemtura since December 2008.  Prior to joining Chemtura, Mr. Rogerson served as President, Chief Executive Officer and a director of Hercules, Inc. from December 2003 until acquired by Ashland Inc. in November 2008.

Roger L. Headrick, 73, has served as a director of Chemtura since 1988, as co-lead director since May 2008 and as lead director since March 2009.  Mr. Headrick is the Managing General Partner of HMCH Ventures, a private investment company, and President and Chief Executive Officer of ProtaTek International, Inc., a biotechnical animal vaccine company.  He is also a director of Rahr Malting Company.  Mr. Headrick is the former President and Chief Executive Officer of the Minnesota Vikings Football Club, Inc.

Nigel D. T. Andrews, 62, served as a director of Great Lakes Chemical Corporation (prior to the merger of Great Lakes into Chemtura in 2005) from 2000 to 2004 and as Chairman from 2004 to 2005 and has been a director of Chemtura since 2005.  Previously, Mr. Andrews served as Executive Vice President of General Electric Capital Corp. from 1993 to 2000 and prior to 1993 as Vice President and General Manager of General Electric Plastics-Americas and Vice President of Corporate Business Development of General Electric Company, reporting to the Chairman.  He also serves as a director of Mikronite Technologies Inc. and Old Mutual plc., a trustee of Victory Funds and as a governor of the London Business School.

James W. Crownover, 66, served as a director of Great Lakes Chemical Corporation (prior to the merger of Great Lakes into Chemtura in 2005) from 2002 to 2005 and has been a director of Chemtura since 2005.  Mr. Crownover retired in 1998 as a director of McKinsey & Company, a global management consulting firm.  During his 30 year career with McKinsey, Mr. Crownover served as Managing Director and head of its southwest practice.  Mr. Crownover serves as a director of Weingarten Realty Investors, Republic Services, Inc. and FTI Consulting, Inc.  Mr. Crownover also serves as Chairman of the Board of Trustees of Rice University and a director of the Houston Grand Opera.

Billie S. Flaherty, 52, has served as a director since March 2009 and as Senior Vice President, General Counsel and Secretary since January 2009.  From October 2005 to January 2009, Ms. Flaherty served as Associate General Counsel of the Company.  Previously, Ms. Flaherty served as Vice President, Environmental, Health and Safety for Pitney Bowes Inc.

Stephen C. Forsyth, 54, has served as a director since March 2009 and as Executive Vice President and Chief Financial Officer since April 2007.  Mr. Forsyth was also Treasurer from June 2007 to November 2008.  Prior to joining Chemtura, Mr. Forsyth served for 26 years with Hexcel Corporation in a variety of executive capacities, most recently as Executive Vice President and Chief Financial Officer.

Martin M. Hale, 68, served as a director of Great Lakes Chemical Corporation (prior to the merger of Great Lakes into Chemtura in 2005) from 1978 to 2005 and as Chairman from 1995 to 2000 and has been a director of Chemtura since 2005.  From 1983 to 2001, Mr. Hale was Executive Vice President and a partner at Hellman Jordan Management Company, Inc., a registered investment advisor.

Bruce F. Wesson, 67, has served as a director of Chemtura, or a predecessor company, since 1980.  Mr. Wesson is President of Galen Associates, a healthcare venture firm, and a general partner of Galen Partners, L.P.  Prior to 1991, Mr. Wesson was Senior Vice President and Managing Director of Smith Barney, Harris Upham & Co. Incorporated, an investment banking firm.  Mr. Wesson is a director of Acura Pharmaceuticals, Inc. and Derma Sciences, Inc. and Vice Chairman of MedAssets Inc.

Executive Officers

Our executive officers, listed below, are elected by the board of directors annually, and each serves until his or her successor is elected and qualified:

Executive Officers	Position

Craig A. Rogerson	President and Chief Executive Officer
David G. Dickey	Executive Vice President and Group President—Performance Products
Billie S. Flaherty	Senior Vice President, General Counsel and Secretary
Stephen C. Forsyth	Executive Vice President and Chief Financial Officer
Kevin V. Mahoney	Senior Vice President and Corporate Controller
Alan M. Swiech	Senior Vice President—Human Resources
Carol V. Anderson	Vice President and Treasurer
Raymond E. Dombrowski	Chief Restructuring Officer

David G. Dickey, 40, has served as Executive Vice President and Group President of Performance Products since January 2009 and previously served as Chief Functional and Services Officer from December 2007 to December 2008.  Mr. Dickey joined Chemtura in March 2006 as Vice President, Global Supply Chain, Non-Manufacturing.  Prior to joining Chemtura, Mr. Dickey served as a General Manager at Carrier Corporation, a division of United Technologies Corporation.

Kevin V. Mahoney, 55, has served as Senior Vice President and Corporate Controller since October 2006.  Prior to joining Chemtura, Mr. Mahoney spent 18 years with American Express Company, most recently as Senior Vice President of Corporate Reporting responsible for financial reporting globally.

Alan M. Swiech, 51, has served as Senior Vice President, Human Resources since January 2009.  Since joining Chemtura in April 2006, Mr. Swiech has served as Vice President, Human Resources, Supply Chain and Vice President, Human Resources, Polymer Additives and Supply Chain.  Prior to Chemtura, Mr. Swiech served as Vice President Administration for Akebono Corporation N.A. and President of AMAK LLC.  Before that he served as Vice President, Human Resources for Cambridge Industries Inc. and various positions of increasing responsibility with United Technologies Corporation.

Carol V. Anderson, 45, has served as Vice President and Treasurer since November 2008.  Since joining Chemtura in 2000, Ms. Anderson has served as Director of Treasury Operations and most recently as Assistant Treasurer.  Prior to joining Chemtura, Ms. Anderson spent 14 years with International Paper Company in various international financial functions.

Raymond E. Dombrowski, 54, has served as Chief Restructuring Officer since March 2009 responsible for overseeing restructuring activities and communicating Chemtura’s restructuring progress to the board of directors, creditor groups and other interested parties.  Mr. Dombrowski is a managing director with Alvarez & Marsal North America, LLC with more than 15 years of financial restructuring experience.

Information Regarding the Board of Directors and Committees Thereof

The business and affairs of the Company are managed under the direction of the board of directors.  The board believes that good corporate governance is an important factor in achieving business success and fulfilling the board’s responsibilities to shareholders.  Our board of directors has adopted the independence standard under the New York Stock Exchange (“NYSE”) as its standard of independence for directors.  Our corporate governance policies and procedures are described in our corporate governance principles which is available on our website at www.chemtura.com.

Our board of directors has eight members.  The board affirmatively determined that each director, other than Mr. Rogerson, our Chairman, President and Chief Executive Officer, Mr. Forsyth, our Executive Vice President and Chief Financial Officer and Ms. Flaherty, our Senior Vice President, General Counsel and Secretary, is independent under the NYSE listing standards.  In making this determination, our board considered all relevant facts and circumstances including whether a director has a “material relationship” with Chemtura as contemplated by the NYSE listing standards.  Under applicable NYSE listing standards, Messrs. Rogerson and Forsyth and Ms. Flaherty are not independent since they are employed by Chemtura.

It is the intent of our board of directors that all of its members with the exception of the Chief Executive Officer who also serves as the Chairman should meet the director independence requirements of the NYSE listing standards.  Mr. Forsyth and Ms. Flaherty are serving on the board of directors until the earlier of the next meeting of shareholders or the appointment of additional independent directors while also meeting the requirement of our By-Laws that there be a minimum of eight directors serving on the board.

The board of directors held five regular meetings and five special meetings during our 2008 fiscal year.  All directors attended at least 75% of the total number of meetings held by the board of directors and by the committees of the board of directors on which they served.  It is our policy that all directors are expected to attend our annual meeting of shareholders.  All directors except one attended our annual meeting of shareholders held on May 14, 2008.

On May 13, 2008, the board appointed Roger L. Headrick co-lead director, and on March 5, 2009, the board appointed Roger L. Headrick as lead director.  Our board of directors convenes executive sessions at each regular meeting and from time to time at special meetings during which only independent directors are present.  Mr. Headrick presides at the board’s executive sessions.

It is the board’s policy that directors retire at the age of 72.  On December 8, 2008, the board determined that it is in the best interest of the Company for Mr. Headrick to continue to serve on the board and waived the mandatory retirement of Mr. Headrick for calendar year 2009.

The board of directors has established four standing committees to assist it in the discharge of its responsibilities.  The board may establish other special or standing committees from time to time.  Members of the committees serve at the discretion of the board.  Each of our four standing committees operates under a charter adopted by the board.  Each committee member is independent under the NYSE listing standards and otherwise qualifies under the applicable committee charters.  On February 26, 2009, the board disbanded the oversight committee which had been established in 2007 to explore strategic alternatives for the Company.

Committee Membership
Name	Audit	Finance & Pension	Organization, Compensation & Governance	Environmental, Health & Safety
Nigel D. T. Andrews	X	▲	X
James W. Crownover			X	▲
Martin M. Hale	X	X		X
Roger L. Headrick		X	▲
Bruce F. Wesson	▲			X

 ▲  Chairman of the Committee

Audit Committee

The audit committee is responsible for, among other things, overseeing the integrity of our accounting and financial reporting processes and the audits of our financial statements.  The audit committee meets periodically with management to review our risk assessment and risk management policies and material financial risk exposures and with the independent auditor to review the scope of the annual audit;  provides general oversight with respect to the adequacy and effectiveness of our internal administrative business process and accounting principles employed in our financial reporting; and reviews our quarterly reports on Form 10-Q and annual report on Form 10-K prior to filing with the SEC.  The audit committee also selects the independent auditor after discussion with the board of directors; evaluates the independent auditor’s qualifications, independence and performance; approves all audit and permitted non-audit services provided by the independent auditor; and reviews and approves the fees of the independent auditor.  The audit committee also reviews earnings press releases, financial information and earnings guidance provided to rating agencies; establishes procedures for handling complaints about accounting and auditing matters; and periodically reviews our Code of Business Conduct.  The audit committee has a written charter adopted by our board of directors.  The audit committee reviews and assesses the adequacy of its charter on an annual basis.  No changes were made to the written charter in fiscal year 2008.

Our separately designated standing audit committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The current members of the audit committee are listed in the Committee Membership table above.  Each member of the audit committee is independent within the meaning of SEC regulations and the NYSE listing standards.  All members of our audit committee meet the financial literacy requirements of the NYSE listing standards and at least one member has accounting or related financial management expertise as required by the NYSE.  In addition, the board of directors has determined that Bruce F. Wesson, the chairman of the audit committee, qualifies as an “audit committee financial expert” within the meaning of SEC regulations.

Organization, Compensation & Governance Committee

The organization, compensation and governance committee is responsible for, among other things, the administration of our compensation plans, including approval of the level of compensation for our named executive officers and the review and approval of bonus and deferred compensation plans, incentive arrangements, long term incentive programs and equity ownership guidelines for our executive officers.  The committee reviews and approves the corporate goals and objectives relative to the Chief Executive Officer’s compensation, evaluates the Chief Executive Officer’s performance against those goals and recommends to the board of directors for approval the CEO’s compensation based on this evaluation.  The committee is also responsible for corporate governance and organizational matters, including advising the board with respect to the organization, size and composition of the board and its committees,  identifying and recommending to the board of directors qualified candidates for election or appointment to the board of directors, reviewing and recommending changes to our corporate governance principles, evaluating board performance and reviewing our policies and programs that relate to corporate governance matters.  The committee also assists the board in succession planning for senior management.  The committee has a written charter adopted by our board of directors.  The committee periodically reviews and assesses the adequacy of its charter and our corporate governance principles.  No changes were made to the written charter in fiscal year 2008.  Our corporate governance principles were revised in 2008 and approved by the board on February 26, 2009.  The current members of the committee are listed in the Committee Membership table above.  Each member of the committee is independent within the meaning of SEC regulations and the NYSE listing standards.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee was at any time during 2008 employed as an employee or officer of the Company or had any relationship with the Company requiring disclosure as a related-party transaction.  In addition, no executive officer of the Company has served on the board of directors or compensation committee of any other entity that has one or more executive officers who served as a member of our board of directors or compensation committee during 2008.

Finance & Pension Committee

The finance and pension committee is responsible for, among other things, reviewing and making recommendations to the board of directors regarding the issuance or repurchase of securities, material debt financings, material capital expenditures, acquisitions, divestitures and other material expenditures, dividend policy, management of pension assets and risk management policy and strategy.  The committee is authorized to approve certain debt financings when the board of directors is not in session.  The committee has a written charter adopted by our board of directors.  The committee periodically reviews and assesses the adequacy of its charter.  No changes were made to the written charter in fiscal year 2008.  The current members of the committee are listed in the Committee Membership table above.

Environmental, Health & Safety Committee

The environmental, health and safety committee provides, among other things, guidance to and oversight of management with respect to safety, health and environmental matters, including the review of our safety, health and environmental performance, policies, standards, procedures, management systems and strategic plans.  The committee also recommends actions and policies that will enable us to achieve a high level of safety, health and environmental performance compared with our peers in the chemical industry.  The committee has a written charter adopted by our board of directors.  The committee periodically reviews and assesses the adequacy of its charter.  No changes were made to the written charter in fiscal year 2008.  The current members of the committee are listed in the Committee Membership table above.

Shareholder Recommendations of Director Nominees

The organization, compensation and governance committee will consider qualified candidates recommended by shareholders for board membership in accordance with the procedures established in our By-Laws.  Any shareholder entitled to vote in an election of directors may recommend one or more candidates for election as a director if written notice has been given to the Secretary of Chemtura not later than 90 days prior to the anniversary date of the immediately preceding annual meeting or the close of business on the tenth day following the date on which notice of the annual meeting is first given to shareholders, whichever is earlier.  Each notice shall set forth the following:

(i)	the name and address of the shareholder who intends to make the recommendation and of the person or persons recommended;
(ii)
a representation that the shareholder is a holder of record of stock of Chemtura entitled to vote at the annual meeting holding common stock of the Company valued at least $1,000 and intends to appear in person or by proxy to nominate the person or persons specified in the notice;

(iii)
a description of all arrangements or undertakings between the shareholder and each recommended nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder;

(iv)	such other information regarding each nominee recommended by such shareholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the SEC; and
(v)	the consent of each recommended nominee to serve as a director, if so elected.

The committee uses the services of outside independent consultants to assist the committee in identifying and evaluating potential nominees to the board.  Director nominees recommended by our shareholders will receive the same consideration as candidates recommended by the committee.  Our Corporate Governance Principles require that all director candidates, whether recommended by a shareholder or otherwise, possess the following qualifications:

(i)	unquestionable personal and professional ethics and integrity;
(ii)	policy-making experience in business, education, technology or government;
(iii)	expertise that is useful to Chemtura and complementary to other board members;
(iv)
a willingness to serve on the board for a period of at least several years and to devote the time required to meet the responsibilities and perform the duties of a director, including attendance at all board and applicable committee meetings;

(v)	a commitment to represent the best interests of all shareholders and to objectively appraise the performance of Chemtura and of management; and
(vi)	involvement only in activities that do not create a conflict with the director’s responsibilities to Chemtura and its shareholders.

Code of Conduct, Committee Charters and Corporate Governance Principles

We have adopted a written code of ethics, or “code of business conduct,”  applicable to all our directors, officers (including our Chief Executive Officer, Chief Financial Officer, Controller and any person performing similar functions) and employees.  We intend to disclose any waivers of, or amendments to, the code of business conduct on our website.  The code of business conduct, audit committee charter, organization, compensation and governance committee charter and corporate governance principles may be viewed on our website at www.chemtura.com.  You may also obtain a copy of any of these documents without charge by writing to:  Chemtura Corporation, 199 Benson Road, Middlebury, CT  06749 USA,  Attention: Corporate Secretary.

Item 11.  Executive Compensation

Report of the Organization, Compensation and Governance Committee

The following report does not constitute soliciting materials and is not considered filed or incorporated by reference into any other Company filing under the Securities Act of 1933, as amended, or the Exchange Act, unless the Company specifically states otherwise.

The organization, compensation and governance committee has reviewed and discussed with management the Compensation, Discussion and Analysis (“CD&A”) set forth below including the accompanying tables.  The organization, compensation and governance committee recommended to the board of directors that the CD&A be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended hereby.

Roger L. Headrick, Chairman
Nigel D. T. Andrews
James W. Crownover

Compensation, Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers (including our Chief Executive Officer, Chief Financial Officer and other executive officers appearing in the Summary Compensation Table) should be read together with the compensation tables and related disclosures set forth below.

Role of the Organization, Compensation and Governance Committee

The organization, compensation and governance committee (the “committee”) is primarily responsible for overseeing the overall compensation structure, policies and programs for our executive officers.  Our Chief Executive Officer (“CEO”) annually reviews the performance of each of the named executive officers and recommends to the committee for approval salary adjustments, annual cash incentive compensation and equity compensation applying specific performance metrics that have been previously approved by the committee for the named executive officers.  The CEO also recommends to the committee for approval discretionary cash bonuses to reward extraordinary performance and contributions to the Company.  Although the committee considers the CEO’s recommendations, it retains full discretion to set all compensation for the named executive officers other than the CEO.  Regarding the CEO, the committee establishes and reviews the corporate goals and objectives relative to the CEO’s compensation and recommends to the board of directors for approval the CEO’s compensation based on an evaluation of the CEO’s performance against the previously established corporate goals and objectives.  The committee is comprised entirely of independent directors as defined under NYSE listing standards.  Under its charter, the committee has the discretion to retain outside legal, accounting and consulting services in discharging its duties.

Executive Compensation Philosophy and Objectives

Our goal for executive compensation is to attract, motivate and retain highly qualified executives focused on delivering superior performance that creates long-term shareholder value.  Our executive compensation programs require each named executive officer to demonstrate exceptional individual performance and to contribute as a member of the team to our overall success.  We have designed our executive compensation programs to achieve the following objectives:

Pay-for-Performance: Our executive compensation programs are structured with a significant portion of variable, or at-risk, cash and equity compensation to ensure that the actual compensation realized by named executive officers directly links to individual, business unit and Company-wide performance.

Alignment:  Our executive compensation programs are designed to align the interests of the named executive officers with those of our shareholders both in the short-term and the long-term.  The annual cash incentive program rewards executives for the achievement of specific financial and individual performance on an annual basis.  Our equity programs, combining stock options with time-based and performance-based restricted stock units, further align the interests of our named executive officers and shareholders in the creation of shareholder value over the long-term.

Retention:   A key to our future success is the ability to retain a team of highly qualified executives who can provide the leadership necessary to execute our business strategy over the shorter and longer term.  Our executive compensation programs are designed to offer market competitive compensation that will allow us to attract and retain a talented executive management team capable of meeting or exceeding our business objectives.

How We Use Consultants

Since 2004, we have retained the services of Towers, Perrin, Foster & Crosby, Inc. (“Towers Perrin”), an executive compensation consulting firm, to advise the committee and the Company on executive compensation matters.  During 2008, Towers Perrin attended several committee meetings on matters related to compensation for our named executive officers, including review and guidance on compensation plan design, analysis of compensation of our named executive officers and directors and market data on executive compensation.  No member of the committee or any named executive officer has any affiliation with Towers Perrin.  From time to time, we have retained the services of outside law firms to advise us on compensation matters.

Pay Levels and Benchmarking

Pay levels for executives are based on the following factors:

•	roles and responsibilities within the Company;

•	experience and expertise;

•	compensation levels in the marketplace for similar positions; and

•	the performance of the individual and the Company as a whole.

When reviewing marketplace compensation for our executive officers, the committee considers publicly available information, such as the compensation disclosures of proxy statements from comparator companies as well as data from privately published compensation surveys focusing on other companies within the chemical industry and other relevant industries.  Analyses are prepared jointly by us and our consultants.  In 2008, to assist us in our compensation decisions, we prepared an analysis of executive compensation using proxy data from a specific peer group and published survey data from the Hay Group, Towers Perrin and Mercer compensation surveys.  Data from the Hay Group was chemical industry specific within the United States.  Towers Perrin data covered both the chemical industry and general industry in the United States.  The data drawn from these sources was adjusted to account for differences between Chemtura and the companies represented in the data, such as relative differences in revenues and scope of operations.

We also identified a peer group of companies that compete with us in the chemical industry.  The companies in the peer group were identified based on industry, revenues, number of employees and market capitalization and represent our market for executive talent.  For 2008, the peer group that the committee reviewed to ensure that our total compensation is within a reasonably competitive range included:  Albemarle Corp., Cabot Corp., Cytec Industries Inc., Eastman Chemical Co., FMC Corp., Lyondell Chemical Company, Lubrizol Corp., PPG Industries Inc., Praxair Inc. and Rohm & Haas Co.  The committee reviews the companies that comprise the peer group each year to ensure that the peer group remains appropriate.

The committee reviews the compensation practices of the companies in these studies to design compensation arrangements to attract new executives in our highly competitive industry and to confirm proper levels of compensation for our named executive officers.  This compensation data is one factor the committee uses in determining executive compensation; it is not a definitive factor in making such compensation decisions.  Moreover, the committee does not adhere to strict formulas, benchmarking or its review of the compensation data described above to determine the mix of compensation elements.  Instead, the committee considers various factors in exercising its discretion to determine compensation, including the experience, expertise, responsibilities and performance of each named executive officer.

Four Components of Compensation

Our focus as a company is to deliver profitable earnings growth and long-term value for our shareholders.  To that end, we believe that a balanced offering of competitive base salary, annual performance-based incentives and long-term incentives that incorporate a mix of performance goals and retention value present an overall compensation package that is both attractive to executives and aligned with the best interests of our shareholders.  Our executive officers are also eligible for discretionary cash bonuses outside of the standard annual compensation opportunity.

The committee makes compensation decisions after reviewing the compensation data described above, the performance of the Company and evaluating an executive’s performance during the year against pre-established goals, leadership qualities, operational performance and individual performance.  To achieve the compensation objectives described above, the compensation programs for named executive officers comprise the following four components:

Base Salary:  fixed pay that takes into account an individual’s roles and responsibilities, experience and expertise designed to provide a market competitive annualized base salary.

Annual Performance-Based Cash Incentive Compensation:  variable performance-based cash payments under our Management Incentive Program designed to reward attainment of annual business goals with target award opportunities generally expressed as a percentage of base salary.

Long-Term Equity Incentive Compensation:  awards of stock options and restricted stock units under our equity incentive plans designed to motivate long-term performance and align the executive’s interests with those of our shareholders.

Discretionary Cash Bonus:  designed to recognize exceptional individual achievement and contributions not fully captured in other award opportunities.

We utilize the particular elements of compensation described above because we believe they provide a well-proportioned mix of short- and long-term focus; financial, stock price and strategic performance focus; and fixed and variable compensation to help us achieve our compensation alignment, pay-for-performance and retention objectives.  Annual and long-term incentive compensation is based on quantitative measures of Company performance, business unit or function performance, and/or individual performance.  Performance is measured by assessing achievement of pre-determined goals and objectives established at the beginning of each measurement period which, in certain circumstances, may be adjusted further based on the named executive officer’s individual contribution during the measurement period.  Base salaries for the named executive officers comprise between 50-62% of total annual cash compensation, and annual cash incentive compensation comprise between 50-38% of total annual cash compensation.

The mix of compensation is weighted more toward at-risk pay (annual and long-term incentives) for the more senior executives.  We believe that maintaining this pay mix reinforces the pay-for-performance orientation of  our executive compensation programs.  The mix between annual and long-term incentive compensation, as well as between cash and equity, is determined based on competitive practice and our desire to focus first on maximizing long-term Company performance and shareholder value and second on annual Company performance. We believe that long-term incentives and in particular equity compensation provide a very important motivational and retentive component to the compensation structure of our executives.

A summary of each component of compensation is provided below.

Base Salary

Base salary levels are reviewed annually by the committee as part of our annual performance management process, as well as upon promotions or other significant changes in job responsibility.  Base salaries are reviewed and adjusted by the committee with regard to:

•	Individual performance of the executive;

•	Internal review of the executive's compensation relative to others on the executive team;

•	New job responsibilities and promotions;

•	Experience and expertise; and

•	Market data provided by the analyses described above.

In 2008, the committee approved the following base salary increases:  Mr. Forsyth received a $25,000 market adjustment increase effective January 1, 2008.  Mr. Dickey received a $155,000 promotional increase effective January 1, 2008.  This increase was related to the creation of the Office of the Chairman and Mr. Dickey’s promotion to Chief Functional and Services Officer responsible for logistics and customer care, strategic manufacturing, human resources, legal and procurement.  Mr. Wedinger received a $135,000 promotional increase effective January 1, 2008.  This increase was related to the creation of the Office of the Chairman and Mr. Wedinger’s promotion from President—Performance Specialties to Chief Business Officer responsible for Chemtura’s four businesses—Polymer Additives, Performance Specialties, Crop and Consumer Products.  Mr. McDaniel received a $10,000 merit increase effective March 23, 2008.  Mr. Wood, who resigned as Chairman, President and Chief Executive Officer on December 8, 2008, was not awarded a salary increase in 2008.  Mr. Rogerson was hired as Chairman, President and Chief Executive Officer on December 9, 2008 at an annual base salary of $1,000,000.

Annual Performance-Based Cash Incentive Compensation

The Chemtura Corporation 2005 Short-Term Incentive Plan (the “2005 STIP”) was approved by our shareholders in 2005 (known as the Crompton Corporation plan at the time of shareholder approval). The 2005 STIP granted the committee the authority to develop annual cash and equity incentive programs designed to reward key employees for the attainment of pre-established, objective performance goals.

The Chemtura Corporation Management Incentive Program (“MIP”) is an annual performance-based cash incentive program established under the 2005 STIP. The 2008 MIP provides each participant, including named executive officers, with an opportunity to earn cash compensation in the form of an annual cash incentive based on the attainment of pre-established performance goals, subject to the committee's approval.  MIP awards are intended to qualify as “performance-based compensation” within the meaning of Internal Revenue Code Section 162(m). Each MIP participant was assigned an incentive opportunity expressed as a percentage of base pay as of April 1, 2008.  The 2008 MIP target incentive opportunities established by the committee for our named executive officers were:  Mr. Wood 100%; Mr. Forsyth 70%; Mr. Dickey 70%; Mr. Wedinger 70%; and Mr. McDaniel 60%.  Mr. Rogerson, who joined the Company as our Chairman, CEO and President on December 9, 2008, was not eligible to receive an award under the 2008 MIP.

For 2008, cash awards under the MIP were based on the achievement of EBITDA and Free Cash Flow performance goals.  EBITDA is defined as operating income plus depreciation and amortization.  Free Cash Flow is defined as operating income plus depreciation and amortization, less capital spending plus or minus the change in accounts receivable and inventory.  EBITDA and operating income are adjusted to exclude certain charges or benefits to earnings including, but not limited to, costs associated with facility closures, severance and related costs, costs related to historical anti-trust matters, merger integration costs, accelerated recognition of asset retirement obligations, costs associated with change in useful life of assets, gain or loss on the sale of businesses and charges related to the extinguishment of debt.

The committee approved  threshold, target and maximum EBITDA and Free Cash Flow performance goals as shown in the table below.  There would be no payout under the 2008 MIP for EBITDA or Free Cash Flow unless threshold performance under the applicable performance metric was achieved.  Once performance above the minimum threshold level is met for any performance goal, the MIP is funded from 1% to 200% on a straight-line basis, depending on the level of achievement of the performance goal. The following table sets forth the threshold, target and maximum levels for EBITDA and Free Cash Flow applicable to the 2008 MIP awards for Messrs. Wood, Forsyth, Dickey and Wedinger as approved by the committee:

Performance Metric	Threshold (in millions)	Target (in millions)	Maximum (in millions)
EBITDA	$435	$530	$562
Free Cash Flow	328	400	439

The MIP award is calculated by multiplying the target bonus percentage by the results achieved for the applicable performance measure.  The committee has the discretion to increase or decrease payouts under this annual plan based on organizational factors and individual performance subject to the requirements of Section 162(m) of the Internal Revenue Code.  For 2008, MIP awards for Messrs. Wood, Forsyth, Dickey and Wedinger were based on the following two quantitative performance measures:

•	75% funding based on 2008 EBITDA; and

•	25% funding based on 2008 Free Cash Flow

In 2008, the Company did not achieve the threshold targets for EBITDA and Free Cash Flow.  Therefore, the committee determined that no MIP awards would be made to Messrs. Wood, Forsyth, Dickey or Wedinger.

The MIP award for Mr. McDaniel, President, Crop Protection, was based on a combination of business unit and Company performance measures and individual performance objectives.  The individual performance objectives were tied to the achievement of the business unit performance measures.  The Crop Protection EBITDA and Free Cash Flow performance measures are based on Crop Protection’s operating budget.  The committee used a combination of Company, business unit and individual performance objectives to drive business unit and Company performance.  Mr. McDaniel’s performance objectives were as follows:

•	40% funding based on 2008 Crop Protection EBITDA;

•	25% funding based on 2008 Crop Protection Free Cash Flow;

•	10% funding based on 2008 Company EBITDA; and

•	25% funding based on 2008 Individual Performance Objectives.

The following table sets forth the threshold, target and maximum performance goals for EBITDA and Free Cash Flow applicable to Mr. McDaniel:

Performance Metric	Threshold (in millions)	Target (in millions)	Maximum (in millions)
Crop Protection EBITDA	$66	$77	$84
Crop Protection Free Cash Flow	57	67	74
Chemtura Corporation EBITDA	435	530	562

In 2008, Crop Protection EBITDA was $85 million, exceeding the $84 million maximum performance goal, and, therefore, was funded at 200%.  Crop Protection Free Cash Flow and Company EBITDA were below the threshold level, and, therefore, was not funded.  Funding for the individual performance objectives was at 100% since Mr. McDaniel met or exceeded his individual performance goals.  The committee approved a cash award of $252,000 to Mr. McDaniel under the 2008 MIP.

Discretionary Cash Bonus

There were no discretionary cash bonuses awarded to named executive officers for 2008.

Long-Term Equity Incentive Compensation

Our long-term equity incentive compensation programs are designed to reward demonstrated performance and leadership, motivate future superior performance, align the interests of the executives with that of our shareholders, and motivate and retain the executives through the term of the award.  The 2006 Chemtura Corporation Long-Term Incentive Plan (the “2006 LTIP”) provides for, among other things, the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance stock and cash-based long-term incentives. In 2008, the committee approved equity grants under the 2006 LTIP comprising stock options and RSUs to executive officers and other employees.  The allocation between stock options and RSUs was generally 2/3 stock options and 1/3 RSUs.

We have increasingly weighted our equity awards towards RSUs with a performance component because we believe it is a better tool to motivate our executive team, enhance morale and teamwork and encourage retention while rewarding the achievement of specific Company-wide financial performance goals.  Unlike a stock option award, the compensation value of an RSU award does not depend on future stock price increases; at grant, its value is equal to our stock price.  Although its value may increase or decrease with our stock price before vesting, an RSU award will maintain value in the long term, encouraging retention.  By contrast, the value of a stock option depends on future stock price appreciation.  Accordingly, RSUs deliver greater share-for-share compensation value at grant than stock options, and we can offer comparable grant date compensation with fewer shares and less dilution to our shareholders.

Stock Options:   In 2008, the committee granted stock options to the following named executive officers:  Mr. Rogerson 300,000 options; Mr. Wood 375,000 options; Mr. Forsyth 135,000 options; Mr. Dickey 135,000 options; Mr. Wedinger 135,000 options; and Mr. McDaniel 75,000 options.  The stock options vest over a four year period from the date of grant in four equal installments.  In the event of a change-in-control, 100% of the stock options vest.

Performance-Based Restricted Stock Units:   In 2008, the committee granted performance-based RSUs pursuant to the 2006 LTIP, as a Performance Award for the 2008-2010 Performance Period (the “2008-2010 Program”), to the following named executive officers:  Messrs. Wood, Forsyth, Dickey, Wedinger and McDaniel.  The RSU awards to our named executive officers grant each officer the right to receive a specified number of shares of our common stock at no cost to the officer, if the terms of the grant are satisfied and the officer is continuously employed through the vesting date.  The RSUs vest in 2011 upon the achievement of certain levels of cumulative, consolidated EBITDA during the 3 year performance period and the results become final and confirmed by senior management and the committee.  The number of shares to be awarded is also determined based upon the achievement of certain levels of EBITDA over the 3 year performance period from zero up to a maximum of 150% of the target award.

EBITDA for purposes of the 2008-2010 Program is defined as cumulative, consolidated earnings before interest, taxes, depreciation and amortization.  EBITDA is adjusted to exclude certain charges or benefits to earnings including, but not limited to, costs associated with facility closures, severance and related costs, costs related to historical anti-trust matters, merger integration costs, accelerated recognition of asset retirement obligations, costs associated with change in useful life of assets, gain or loss on the sale of businesses and charges related to the extinguishment of debt.

The following table sets forth the percentage of RSUs vesting and the cumulative EBITDA goals for the 2008-2010 Program:

Shares Vesting	Cumulative EBITDA (in millions)
25%	$1,250
50%	1,450
75%	1,600
100%	1,700
150%	2,100

The target RSU awards for the named executive officers under the 2008-2010 Program are:  Mr. Wood 125,000; Mr. Forsyth 45,000; Mr. Dickey 45,000; Mr. Wedinger 45,000; and Mr. McDaniel 25,000.  RSUs are eligible for cumulative cash dividends upon vesting.  The committee may, in its sole discretion, reduce the amount of the target RSU award to offset the impact of extraordinary or non-recurring events during the performance period.  In the event of a change-in-control during the performance period, 100% of the RSUs vest at target, subject to a higher adjustment if the committee determines that a higher percentage would have been earned due to actual achievement of the performance goals.

Other Compensation Elements

Savings Plans:  Executive officers are eligible to participate in the Chemtura Corporation Employee Savings Plan, a 401(k) tax qualified savings plan generally available to all U.S.-based Chemtura employees (the “401(k) Plan”).  The 401(k) Plan includes a flat Company contribution in the amount of 3% of each employee's eligible compensation up to certain limits imposed by the Internal Revenue Code.  This flat 3% contribution was suspended by the board of directors effective January 9, 2009.  401(k) Plan participants, including executives, are also eligible to receive a dollar-for-dollar match on their personal contributions, up to a maximum of 6 percent of their eligible compensation, subject to certain limits imposed by the Internal Revenue Code.  Executive officers are also eligible to participate in the Company's Supplemental Savings Plan.  This program is designed to provide benefits similar to the benefits available under the 401(k) Plan for eligible compensation that is above the limits imposed by the Internal Revenue Code on contributions to the 401(k) Plan.  These savings plans are the only retirement programs available to our executive officers.  The savings plans described above are offered to our executive officers to provide competitive compensation opportunities similar to those that are commonly made available by other companies in our industry.

Perquisite Allowance:   During 2008, our named executive officers were provided with a fixed perquisite allowance. The perquisite allowance is $75,000 for the CEO and $32,000 for each of the other named executive officers.  Mr. Wood received a perquisite allowance of $72,116 representing the prorated amount from January 1, 2008 through December 8, 2008, his date of resignation.  Mr. Rogerson received a perquisite allowance of $4,039 representing the prorated amount from December 9, 2008, his date of hire, through December 31, 2008.  The perquisite allowance replaced our past practice of reimbursing named executive officers for individual perquisite expenses.  The committee believes that the perquisite allowance combined with base salary offers our named executive officers a market competitive compensation element that allows us to attract and retain key executives.

Stock Ownership Guidelines

The committee believes that stock ownership by management closely aligns the interests of management with those of our shareholders.  Accordingly, the committee has established stock ownership guidelines for senior management, including our named executive officers.  The guidelines require our senior management, including named executive officers, to achieve equity ownership targets based upon a multiple of current base salary ranging from two times base salary to five times base salary depending on the position.  The stock is valued at the higher of the current market price or the average of the five previous closing prices on the last day of fiscal year 2008.  The committee expects our named executive officers to achieve the equity targets within five years of hire or promotion to an eligible position although the five year period has not expired for any of our named executive officers.  As of December 31, 2008, our named executive officers have not yet achieved their equity ownership targets.  There are no penalties for failing to achieve the equity targets.  Given the decline in the closing price of our stock, the committee expects to review the stock ownership guidelines once the Company emerges from its Chapter 11 proceedings.

Severance Arrangements

With the exception of Mr. Wood, none of the named executive officers is entitled to receive compensation or benefits upon termination other than as provided in the Chemtura Corporation Executive and Key Employee Severance Plan, as amended on March 13, 2009, and other plans generally available to other employees.   See discussion below of Potential Payments Upon Termination or Change-In-Control.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code generally provides that certain kinds of compensation in excess of $1 million in any single year paid to the CEO and the three other most highly compensated executive officers (other than our principal financial officer) are not deductible for federal income tax purposes unless the compensation qualifies as “performance based compensation” that has been disclosed to and approved by shareholders.  Performance-based compensation qualifying under Section 162(m), among other requirements, must be payable only upon the attainment of pre-established, objective performance goals that were established by a board committee consisting only of “outside directors”.  The committee's policy is to maximize deductibility to the extent possible while maintaining flexibility in compensating executive officers in a manner designed to promote varying corporate goals.  Accordingly, we have submitted qualified plans for shareholder approval.  However, if following the requirements of Section 162(m) would not be in the best interests of the Company, the committee may exercise discretion to pay nondeductible compensation.  Accordingly, in the future, the committee will use its discretion to determine whether to make awards that satisfy the “qualified performance-based” requirements of Section 162(m) in order to maximize tax deductibility of executive compensation while balancing the interests of our shareholders and the most appropriate methods and approaches for the design and delivery of compensation to our named executive officers.  During 2005 and 2006, shareholders approved the 2005 STIP and 2006 LTIP plans, respectively, under which awards intended to qualify as performance-based compensation within the meaning of Section 162(m) are authorized.  Stock options and RSUs granted in 2008 to our named executive officers under the 2006 LTIP qualify as “performance-based compensation” and, as such, are exempt from the limitation on deductions.

When determining amounts and forms of compensation grants to executive officers and employees, the committee considers the accounting cost associated with the grants.  The accounting expense of equity awards to employees is calculated in accordance with SFAS 123(R).  For a discussion of the assumptions and methodologies used to calculate the expense of equity awards, see “Stock-Based Compensation”, Note 1 Summary of Significant Accounting Policies and “Stock Incentive Plans”, Note 14 to our Consolidated Financial Statements in the Original Filing.  The committee believes, however, that the advantages of equity compensation programs, as discussed above, outweigh the non-cash expense associated with them.

Section 280G of the Internal Revenue Code imposes an excise tax on payments to executives of severance or change-in-control payments.  We have designed our severance and change-in-control arrangements to minimize the penalties under Section 280G.

Section 409A of the Internal Revenue Code imposes, among other things, additional income taxes on executive officers for certain types of deferred compensation that do not comply with Section 409A.  In 2008, we revised several of our compensation plans and agreements with technical changes designed to cause deferred compensation payable under such plans and agreements to comply with or be exempt from the requirements of Section 409A.

Executive Compensation Tables

Summary Compensation Table

The following table presents information as of December 31, 2008, 2007 and 2006 regarding compensation earned by or awarded to each of our named executive officers for services rendered in 2008, 2007 and 2006.  These officers consist of the Chief Executive Officer, the Chief Financial Officer and each of the other most highly compensated executive officers as of December 31, 2008.

Name of Executive and Principal Position	Year	Base Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Stock Options ($)(3)	Non-Equity Incentive ($)(4)	Change in Value of Nonqualified Deferred Compensation ($)(5)	All Other Compensation ($)(6)	Total
Craig A. Rogerson	2008	53,846	0	0	0	0	0	4,039	57,885
Chairman of the Board, President and CEO (7)

Robert L. Wood	2008	961,539	0	(436,999)	(478,356)	0		4,175,022	4,221,206
Former Chairman of the Board,	2007	1,000,000	0	1,369,263	1,332,193	0	0	228,764	3,930,220
President and CEO	2006	970,000	0	859,324	1,915,812	0	41,109	291,882	4,078,127

Stephen C. Forsyth	2008	474,904	50,000	124,088	416,844	0	0	85,472	1,151,308
Executive Vice President and Chief	2007	302,884	90,305	289,538	226,069	109,695	0	48,797	1,067,288
Financial Officer

David G. Dickey	2008	424,404	0	215,054	231,720	0	0	87,888	959,066
Executive Vice President and Group	2007	250,000	141,875	36,380	48,459	43,125	0	75,459	595,298
President—Performance	2006	190,193	50,000	9,330	40,382	0	0	104,716	394,621
Products

Robert S. Wedinger	2008	424,481	0	204,059	225,135	0	0	80,172	933,847
Executive Vice President—	2007	270,000	0	35,942	53,419	150,000	0	384,039	893,400
Strategic Initiatives (8)	2006	163,461	0	2,409	0	0	0	20,125	185,995

Gregory E. McDaniel	2008	347,692	0	(52,331)	198,371	252,000	0	114,248	859,980
Group President, Crop Protection	2007	330,000	0	116,986	208,794	384,000	0	119,506	1,159,286
	2006	316,562	0	177,925	265,237	0	(11,330)	84,901	833,295

___________________________________________________

(1)
Amounts reported in this column include amounts deferred under the Chemtura Corporation Employee Savings Plan, a qualified 401(k) plan (the “401(k) Plan”), and the Company’s non-qualified Supplemental Savings Plan.  Messrs. Wood, Forsyth, Dickey, Wedinger and McDaniel each participated in both the 401(k) Plan and the Supplemental Savings Plan.  Company contributions to both the 401(k) Plan and the Supplemental Savings Plan are reported in the Company Contributions to Defined Contribution Plans column in the All Other Compensation Table below and in the All Other Compensation column in the Summary Compensation Table above.  Company contributions to the Supplemental Savings Plan also are reflected in the Non-Qualified Deferred Compensation Table below.

(2)
Amounts reported in this column are discretionary cash bonus payments that are not subject to pre-established performance measures.  In 2007, Mr. Forsyth was granted a signing bonus in the amount of $100,000 payable 50% after 30 days of employment (2007) and 50% on the first anniversary (2008).  In addition, Mr. Forsyth was awarded a discretionary cash bonus of $40,305.  In 2006, Mr. Dickey was granted a signing bonus in the amount of $100,000 payable 50% after 90 days of employment (2006) and 50% on the first anniversary (2007).  In addition, Mr. Dickey was awarded a discretionary cash bonus of $91,875 in 2007.

(3)
Amounts reported in the Stock Awards and Option Awards columns were calculated pursuant to SFAS 123(R) to reflect compensation expense recognized in 2008, 2007 and 2006 for stock options and RSUs granted in 2008, 2007 and 2006 and certain prior years.  Upon Mr. Wood’s resignation on December 8, 2008, 614,583 stock options and 460,000 performance-based RSUs were cancelled.  For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, see “Stock-Based Compensation”, Note 1 Summary of Significant Accounting Policies and “Stock Incentive Plans”, Note 14 to our Consolidated Financial Statements in the Original Filing.

(4)
Amounts reported in this column are annual performance-based cash incentives under our Management Incentive Program (“MIP”) that are subject to pre-established performance measures (see discussion of Annual Performance-Based Cash Incentive Compensation in Compensation, Discussion & Analysis (“CD&A”)).  In 2008, the committee approved a cash award of $252,000 to Mr. McDaniel under the 2008 MIP.  No other named executive officer was awarded cash payments under the 2008 MIP because the Company did not achieve the minimum threshold level performance goals applicable to them under the 2008 MIP.  The amounts reported in this column for 2007 are cash incentive awards pursuant to the 2007 MIP.  In 2006, the Company did not achieve the minimum threshold level performance goals required for funding of awards to the named executive officers under the 2006 MIP.

(5)	Amounts reported in this column in 2006 comprised earnings to the Supplemental Savings Plan accounts of the named executive officers.

(6)
Mr. Wood resigned as Chairman, President and Chief Executive Officer of the Company on December 8, 2008.  The amount shown in this column for Mr. Wood includes amounts paid and due to Mr. Wood under a Separation Agreement and General Release, dated as of December 8, 2008 (the “Separation Agreement”).  See Current Report on Form 8-K dated December 16, 2008.  On January 15, 2009, the Company paid $1,000,000 in severance to Mr. Wood.  The remaining $3,000,000 due to Mr. Wood under the Separation Agreement has not been paid.  On March 18, 2009, the Company filed for protection under Chapter 11 of the Bankruptcy Code.  The remaining severance payments due Mr. Wood under the terms of the Separation Agreement are liabilities subject to compromise in the Company’s Chapter 11 proceedings.

(7)
Mr. Rogerson was hired as Chairman, President and Chief Executive Officer on December 9, 2008.   The amounts reported as Base Salary and All Other Compensation reflect the amounts actually received in 2008.

(8)	On July 1, 2009, Mr. Wedinger’s employment with the Company was terminated.
_______________________________________

All Other Compensation Table

The following table describes the perquisites and other compensation received by the named executive officers during 2008.

Name of Executive	Company Contribution to Defined Contribution Plans ($)(1)	Perquisite Allowance ($)(2)	Personal Umbrella Insurance ($)	Relocation Allowance ($)	Personal Use of Company Plane $(3)	Cash Dividends Paid on RSUs at Vesting ($)(4)	Severance Agreement ($)(5)	Total
C. A. Rogerson	0	4,039	0	0	0	0	0	4,039
R. L. Wood	88,615	72,116	1,716	0	12,575	0	4,000,000	4,175,022
S. C. Forsyth	52,614	32,000	858	0	0	0	0	85,472
D. G. Dickey	24,532	32,000	858	27,998	0	2,500	0	87,888
R. S. Wedinger	44,814	32,000	858	0	0	2,500	0	80,172
G. E. McDaniel	75,880	32,000	858	0	0	5,510	0	114,248

______________________________

(1)
Amounts reported in this column include Company contributions to the 401(k) Plan and the Supplemental Savings Plan. For further discussion of the 401(k) Plan and Supplemental Savings Plan, see Other Compensation Elements in CD&A and  Additional Information Regarding the Supplemental Savings Plan in the Non-Qualified Deferred Compensation Table below.

(2)
For 2008, each of the named executive officers received a perquisite allowance. At the executive’s discretion, the perquisite allowance is used for, among other things, club membership, financial planning services, automobile expense and other expenses. The allowance is not grossed up for taxes. The perquisite allowance is $75,000 for the CEO and $32,000 for each of the other named executive officers.  Mr. Rogerson’s perquisite allowance was prorated from December 9, 2008, his date of hire, through December 31, 2008.  Mr. Wood’s perquisite allowance was prorated from January 1, 2008 through December 8, 2008, his date of resignation.

(3)
The amount reported in this column for Mr. Wood reflects 26 hours of personal usage of the Company aircraft.  Mr. Wood was entitled to 40 hours usage under his employment contract.  No other named executive officers are entitled to personal usage of the Company aircraft.  The Company sold the aircraft in December 2008.

(4)	Cash dividends were earned and accrued on RSUs and paid upon vesting of the RSUs.

(5)
Mr. Wood resigned on December 8, 2008.  The amount shown in this column represents amounts due and paid to Mr. Wood under a Separation Agreement.  See Current Report on Form 8-K dated December 16, 2008.  On January 15, 2009, the Company paid $1,000,000 in severance to Mr. Wood.  The remaining $3,000,000 due to Mr. Wood under the Separation Agreement has not been paid.  On March 18, 2009, the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  The remaining severance payments due Mr. Wood under the terms of the Separation Agreement are liabilities subject to compromise in the Company’s Chapter 11 proceedings.

______________________________

Grants of Plan-Based Awards

The following table sets forth information regarding the performance-based cash incentive compensation awards under the MIP for each named executive officer in 2008 and RSU and stock option awards for each named executive officer during 2008.

		Estimated Future Payments Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards:	All Other Option Awards:	Exercise
Name of Executive	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Number of Shares of Stock or Units (#)	Number of Securities Underlying Options (#)	or Base Price of Option Awards ($/Sh)(3)	Closing Market Price on Grant Date ($/Sh)	Full Grant Date Fair Value ($)(4)
C. A.
Rogerson	12/9/2008							0	300,000	1.50	1.50	207,750
R. L.		10,000	1,000,000	2,000,000
Wood	2/28/2008				31,250	125,000	187,500					1,614,375
	2/28/2008							0	375,000	8.71	8.71	1,275,938
S. C.		3,325	332,500	665,000
Forsyth	2/28/2008				11,250	45,000	67,500					581,175
	2/28/2008							0	135,000	8.71	8.71	459,338
D. G. Dickey		2,975	297,500	595,000
	2/28/2008				11,250	45,000	67,500					581,175
	2/28/2008							0	135,000	8.71	8.71	459,338
R. S.		2,975	297,500	595,000
Wedinger	2/28/2008				11,250	45,000	67,500					581,175
	2/28/2008							0	135,000	8.71	8.71	459,338
G. E. McDaniel		2,100	210,000	420,000
	2/28/2008				6,250	25,000	37,500					322,875
	2/28/2008							0	75,000	8.71	8.71	255,188
______________________________

(1)
Amounts reported in this column represent the threshold, target and maximum amounts payable under the 2008 MIP, as authorized by the 2005 Short-Term Incentive Plan (the “2005 STIP”).  For 2008, cash awards under the MIP for Messrs. Wood, Forsyth, Dickey and Wedinger were based upon the achievement of EBITDA and Free Cash Flow performance goals.  Once performance above the minimum threshold level is met for any performance goal, the MIP is funded from 1% to 200% on a straight-line basis, depending on the level of achievement of the performance goal.  Funding for the MIP was weighted 75% for the achievement of the EBITDA performance goal and 25% for the achievement of the Free Cash Flow performance goal.  Mr. Rogerson, who joined the Company on December 9, 2008, was not eligible to receive an award under the 2008 MIP.  The 2008 MIP award for Mr. McDaniel was based upon a combination of business unit and Company performance measures and individual performance objectives.  See discussion of Annual Performance-Based Cash Incentive Compensation in CD&A.

(2)
Amounts reported in this column represent the number of shares that could be awarded under performance-based RSUs pursuant to the 2008-2010 Program as authorized by the 2006 LTIP.  The RSUs vest in 2011 upon the achievement of certain levels of cumulative, consolidated EBITDA during the 3 year performance period.  The number of shares to be awarded is also determined based on the achievement of certain levels of EBITDA over the 3 year performance period up to a maximum of 150% of the target award.   See discussion of Long-Term Equity Incentive Compensation in CD&A.

(3)	The stock options reported in this column were granted with an exercise price equal to the closing price on the date of grant.

(4)
Amounts reported in this column assume the achievement of the maximum performance goal and represent the grant date fair value as determined pursuant to SFAS 123(R).  For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, see “Stock-Based Compensation”, Note 1 Summary of Significant Accounting Policies and “Stock Incentive Plans”, Note 14 to our Consolidated Financial Statements in the Original Filing.

 ______________________________

Outstanding Equity Awards at Year-End

The following table presents information regarding the outstanding equity awards held by each of the named executive officers as of December 31, 2008.

	Option Awards					Stock Awards
Name of Executive	Option Grant Date	Number of Securities Underlying Unexercised Options (# ) Exercisable)	Number of Securities Underlying Unexercised Options (# ) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares Units or Other Rights That Have Not Vested ($)(2)
C. A. Rogerson	12/9/2008	0	300,000	1.50	12/9/2018
R. L. Wood (1)	1/20/2004	500,000	0	7.64	3/8/2009
	2/23/2005	300,000	0	12.92	3/8/2009
	3/6/2006	220,000	110,000	10.75	3/8/2009
	3/6/2006	146,667	73,333	10.75	3/8/2009
	2/16/2007	18,750	56,250	12.06	3/8/2009
	2/28/2008	0	375,000	8.71	3/8/2009
S. C. Forsyth	4/30/2007	33,750	101,250	11.03	4/30/2017	4/30/2007	45,000	63,000	45,000	63,000
	2/28/2008	0	135,000	8.71	2/28/2018	2/28/2008			45,000	63,000
D.G. Dickey	3/6/2006	6,000	3,000	10.75	3/6/2016	3/6/2006			3,000	4,200
	2/16/2007	5,750	17,250	12.06	2/16/2017	2/16/2007			7,100	9,940
						12/17/2007	33,333	4 6,666
	2/28/2008	0	135,000	8.71	2/28/2018	2/28/2008			45,000	63,000
R. S. Wedinger						5/8/2006	1,000	1,400
	2/16/2007	5,750	17,250	12.06	2/16/2017	2/16/2007			7,100	9,940
						12/17/2007	33,333	46,666
	2/28/2008	0	135,000	8.71	2/28/2018	2/28/2008			45,000	63,000
G. E. McDaniel	11/23/2004	35,000	0	11.24	12/22/2014	11/23/2004	5,000	7,000
	2/23/2005	34,000	0	12.92	3/22/2015
	1/31/2006	17,600	8,800	12.46	2/29/2016
	3/6/2006	16,667	8,333	10.75	4/5/2016	3/6/2006			8,300	11,620
	2/16/2007	7,875	23,625	12.06	2/16/2017	2/16/2007			10,500	14,700
	2/28/2008	0	75,000	8.71	2/28/2018	2/28/2008			25,000	35,000
_______________________________

(1)
Mr. Wood’s outstanding RSUs lapsed on December 8, 2008, the date he resigned.  Mr. Wood’s unvested stock options lapsed on December 8, 2008 and his vested stock options expired unexercised on March 8, 2009.

(2)	The amounts reported in this column are based upon the closing price of Chemtura stock at December 31, 2008.

(3)	Option Awards Vesting Schedule

Grant Date	Vesting Schedule
1/20/2004	½ each year, beginning with the first anniversary
11/23/2004	1/3 each year, beginning with the first anniversary
2/23/2005	1/3 each year, beginning with the first anniversary
1/31/2006	1/3 each year, beginning with the first anniversary
3/6/2006	1/3 each year, beginning with the first anniversary
2/16/2007	¼ each year, beginning with the first anniversary
4/30/2007	1/3 each year, beginning with the first anniversary
2/28/2008	¼ each year, beginning with the first anniversary
12/9/2008	¼ each year, beginning with the first anniversary

Stock Awards Vesting Schedule

Grant Date	Vesting Schedule
11/23/2004	½ fourth anniversary; and 1/2 fifth anniversary
3/6/2006	Per terms of 2006-2008 LTIP
2/16/2007	Per terms of 2007-2009 LTIP
4/30/2007	All on second anniversary
4/30/2007	Per terms of 2007-2009 LTIP
5/8/2007	All on third anniversary
12/17/2007	1/3 each year, beginning with the first anniversary
2/28/2008	Per terms of 2008-2010 LTIP
______________________________

Option Exercises and Stock Vested

The following table presents information regarding the exercise of stock options by named executive officers during 2008 and the vesting of RSUs held by named executive officers during 2008.

	Option Awards		Stock Awards
Name of Executive	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
C. A. Rogerson	0	0	0	0
R. L. Wood	0	0	0	0
S. C. Forsyth	0	0	0	0
D. G. Dickey (1)	0	0	16,667	24,834
R. S. Wedinger (2)	0	0	16,667	24,834
G. E. McDaniel (3)	0	0	9,400	40,451
______________________________

(1)
Mr. Dickey was awarded 50,000 time-based RSUs on December 17, 2007 vesting in three equal installments over three years on the anniversary of the grant date.  On December 17, 2008, 16,667 time-based RSUs vested and were valued at $1.34 (the fair market value calculated as the average of the high and low trading price of a share of common stock on that date).  In addition, these RSUs earned $2,500 in cash dividends.  This amount is included in the Value Realized on Vesting column in the table above.

(2)
Mr. Wedinger was awarded 50,000 time-based RSUs on December 17, 2007 vesting in three equal installments over three years on the anniversary of the grant date.  On December 17, 2008, 16,667 time-based RSUs vested and were valued at $1.34 (the fair market value calculated as the average of the high and low trading price of a share of common stock on that date).  In addition, these RSUs earned $2,500 in cash dividends.  This amount is included in the Value Realized on Vesting column in the table above.

(3)
Mr. McDaniel was awarded 8,800 time-based RSUs on January 31, 2006 vesting in two equal installments over two years on the anniversary of the grant date.  On January 31, 2008, 4,400 time-based RSUs vested and were valued at $6.52 (the fair market value calculated as the average of the high and low trading price of a share of common stock on that date).  On November 23, 2004, Mr. McDaniel was awarded 10,000 time-based RSUs, 50% vesting on November 23, 2008 and 50% vesting on November 23, 2009.  On November 23, 2008, 5,000 time-based RSUs vested and were valued at $1.26 per share (the fair market value calculated as the average of the high and low trading price of a share of common stock on November 21, 2008, the prior business date).  In addition, these RSUs earned $5,510 in cash dividends.  This amount is included in the Value Realized on Vesting column in the table above.

Non-Qualified Deferred Compensation Table

The following table summarizes the cash compensation deferred by our named executive officers under the non-qualified Chemtura Corporation Supplemental Savings Plan and Company contributions to the Supplemental Savings Plan.

Name of Executive	Year	Executive Contributions in Last Fiscal Year ($) (1)	Company Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last FYE ($)(3)
C. A. Rogerson	2008	0	0	0	0	0
R. L. Wood	2008	68,515	68,430	(457,093)	0	597,265
	2007	54,500	69,750	43,868	0	917,412
S. C. Forsyth	2008	42,960	36,414	(39,362)	0	89,478
	2007	30,288	20,509	(1,330)	0	49,294
D. G. Dickey	2008	0	0	0	0	0
	2007	0	0	0	0	0
R. S. Wedinger	2008	13,779	24,114	272	0	38,165
	2007	0	0	0	0	0
G. E. McDaniel	2008	82,710	50,435	(195,550)	0	63,252
	2007	24,642	14,495	(23,544)	0	125,657

(1)
Amounts reported in this column are elective deferrals of 2008 and 2007 eligible compensation made to the Supplemental Savings Plan during 2008 and 2007.  This deferred compensation also is included in the amount reported in the Summary Compensation Table above as Base Salary for 2008 and 2007.

(2)
Amounts reported in this column are Company contributions made to the Supplemental Savings Plan in 2008 and 2007.  These amounts represent matching and other contributions that would have been made by the Company to the 401(k) Plan on behalf of the named executive officers but for certain U.S. Federal tax law limits.  The Company contributions to the Supplemental Savings Plan are reported in the Company Contributions to Defined Contribution Plans column of the All Other Compensation Table above and the All Other Compensation column of the Summary Compensation Table above.

(3)
Balances reported in this column are the total of (i) all compensation that the named executive officers earned in past years (not just in 2008) but elected to defer; (ii) Company contributions made to the Supplemental Savings Plan on behalf of each applicable named executive officer; and (iii) any investment earnings (or losses) on these amounts. These balances do not constitute amounts paid in 2008 or 2007.

Additional Information Regarding the Supplemental Savings Plan

Eligible executives, including named executive officers, may elect to defer receipt of a portion of their eligible compensation into the Supplemental Savings Plan. This plan is intended to provide benefits similar to the benefits available under the 401(k) Plan for eligible compensation that is above the limits imposed by the Internal Revenue Code on contributions to the 401(k) Plan.

Contributions are held in a rabbi trust and remain assets of the Company, subject generally to the claims of the Company’s creditors.  A participant’s or beneficiary’s right to receive a payment or benefit under the Supplemental Savings Plan is no greater than the right of an unsecured general creditor of the Company.

Deferral Investments

Participants may invest their compensation deferrals into similar choices as those available in the 401(k) Plan, except where precluded by law.  No preferential earnings are paid to participants, including named executive officers.

Deferral Payouts

At the time of election to defer amounts, the plan participant determines the form of distribution for future payout.  The participant has the option of receiving payouts in the form of a lump sum, or a five year or ten year installment payout.  Vesting for Company contributions is the same as under the 401(k) Plan; immediate vesting for Company match and three (3) year cliff vesting for the 3% fixed contribution.

Upon the employee’s termination from the Company or other future date specified by the employee, the amounts contributed to the Supplemental Savings Plan, plus any investment earnings on these amounts, are paid out to the employee. Payout may be subject to a six month waiting period in compliance with Section 409A of the Internal Revenue Code.  Amounts deferred into the Supplemental Savings Plan and earnings thereon are not taxed as income to the participant until paid out at the end of the deferral period.

In the event the board of directors determines that a change-in-control of the Company has occurred (as defined in the Supplemental Savings Plan), accelerated payout of deferral balances may occur for all participants in the plan.

Potential Payments Upon Termination or Change-in-Control

With the exception of Mr. Wood, none of the named executive officers are entitled to receive compensation or benefits upon termination other than as provided in the Chemtura Corporation Executive and Key Employee Severance Plan, as amended on March 13, 2009 (the “Executive Severance Plan”) and other plans generally available to other employees.  The information below describes and quantifies certain compensation and benefits that are payable or would be payable to the named executive officers as of December 31, 2008 in the event of termination of the executive’s employment or change-in-control.

Separation Agreement with Robert L. Wood.  Chemtura entered into a Separation Agreement and General Release (“Separation Agreement”) with Mr. Wood on December 8, 2008.  The Separation Agreement provides for severance payments in the gross amount of $4,000,000, payable $1,000,000 on January 15, 2009, $1,000,000 on March 13, 2009 and $2,000,000 on June 15, 2009, and medical, dental and vision benefits for Mr. Wood and his dependents for up to two years.  Mr. Wood’s participation in the Company’s 401(k) Plan and Supplemental Savings Plan was terminated as of December 8, 2008.  Mr. Wood’s unvested RSUs and stock options lapsed on December 8, 2008 and his vested stock options expired unexercised on March 8, 2009.  Mr. Wood was paid $1,000,000 in severance on or about January 15, 2009.  The severance payments and other benefits paid to Mr. Wood was in consideration for a general release of claims in favor of the Company.  On March 18, 2008, Chemtura filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code.  The unpaid severance payments and other benefits due Mr. Wood under the terms of the Separation Agreement are liabilities subject to compromise in the Company’s Chapter 11 proceedings.

Severance Plans Applicable to the Named Executive Officers.  The Executive Severance Plan provides for the following benefits in the event of an involuntary termination of a named executive officer prior to a change-in-control:  severance equal to one-year base salary and continuation of medical, dental and vision benefits (“welfare benefits”) for one year.  Severance is paid in accordance with the Company’s normal payroll practices and is conditioned on the execution and non-revocation of a general release in favor of the Company.  The 2005 STIP provides that participants in the 2008 MIP may receive prorated cash incentive awards in the event of an involuntary termination prior to the end of the performance period.

In the event of an involuntary termination within 24 months following a change-in-control, the CEO would receive a lump sum severance payment equal to three times the base salary and the average of the annual bonuses paid to the CEO during the last three full fiscal years (or such full fiscal years as the executive was employed by the Company if less than three full fiscal years) and the other named executive officers would receive a lump sum severance payment equal to two times the base salary and the average of the annual bonuses paid to the named executive officers during the last three full fiscal years (or such full fiscal years as the executive was employed by the Company if less than three full fiscal years).  In addition, the CEO and the other named executive officers would receive a lump sum pro-rated annual bonus calculated at the average annual cash bonuses paid to the executive during the last three full fiscal years (or such full fiscal years as the executive was employed by the Company if less than three full fiscal years), welfare benefits up to three years and two years, respectively, and outplacement services up to $25,000 and $20,000 respectively.  Financial planning and tax services are reimbursable by the Company up to $25,000 and $15,000, respectively, for the CEO and the other named executive officers.  All unvested grants of equity compensation vest upon a change-in-control.  The Company also provides a tax gross-up for certain excise taxes.  In exchange for the severance payments and benefits provided under the Executive Severance Plan, the CEO and other named executive officers are restricted from competing with the Company or soliciting Company employees for a one year period.  The CEO and other named executive officers are not entitled to any benefits under the Executive Severance Plan in the event of a voluntary termination or termination for cause.

Equity Upon Termination

The following table describes the treatment of stock options and RSUs held by the named executive officers under the different types of termination.

Event	RSUs	Stock Options
Voluntary Termination of Employment	Unvested awards are cancelled upon termination.
Unvested awards are cancelled upon termination. Vested awards may be exercised for 90 days from termination date. Vested options for individuals meeting the requirements for early retirement (age 55 plus a minimum of 5 years of service) may be exercised until the earlier of five years following termination of employment or the expiration date of the stock option grant.

Termination of Employment for Cause	Unvested awards are cancelled upon termination.	All awards are cancelled upon termination.
Inability of Named Executive Officer to Perform His/Her Duties	Unvested awards are cancelled upon termination
Unvested awards are cancelled upon termination. Vested awards may be exercised for 90 days from termination date. Vested options for individuals meeting the requirements for early retirement (age 55 plus a minimum of 5 years of service) may be exercised until the earlier of five years following termination of employment or the expiration date of the stock option grant.

Involuntary Termination of Employment	Unvested awards are cancelled upon termination.
Unvested awards are cancelled upon termination. Vested awards may be exercised for 90 days from termination date. Vested options for individuals meeting the requirements for early retirement (age 55 plus a minimum of 5 years of service) may be exercised until the earlier of five years following termination of employment or the expiration date of the stock option grant.

Change-in-Control of Company	Unvested awards vest in full upon completion of change-in-control.	Unvested awards vest in full upon completion of change-in-control.
Death of the Named Executive Officer	Unvested awards are cancelled upon death.	Unvested awards are cancelled upon death. Vested awards may be exercised until the earlier of two years from death or the expiration date of the stock option grant.

Involuntary Termination of Named Executive Officer

The following table sets forth the estimated compensation and benefits payable to our named executive officers (other than Mr. Wood) upon involuntary termination as of December 31, 2008.

Name of Executive	Cash ($)(1)	Prorated Bonus ($)(2)	Accelerated Vesting of Stock Options ($)(3)	Accelerated Vesting RSUs ($)(3)	Welfare Benefits ($)(4)	Excise Tax Gross Up ($)	Outplacement ($)	Total ($)
C. A. Rogerson	1,000,000	0	0	0	9,711	0	0	1,009,711
S. C. Forsyth	475,000	332,500	0	0	9,711	0	0	817,211
D. G. Dickey	425,000	297,500	0	0	0	0	0	722,500
R. S. Wedinger(5)	425,000	297,500	0	0	9,711	0	0	732,211
G. E. McDaniel	350,000	210,000	0	0	6,474	0	0	566,474

(1)	The amounts reported in this column represent severance equal to one year base salary.

(2)
The 2005 STIP provides that participants in the 2008 MIP may receive prorated cash incentive awards in the event of involuntary termination prior to the end of the performance period.  The amounts reported in this column are target amounts under the 2008 MIP assuming a full year of service and involuntary termination of employment on the last day of the fiscal year.  Mr. Rogerson was hired on December 9, 2008 and was not eligible to receive awards under the 2008 MIP.  Therefore, the amount reported for Mr. Rogerson is zero.

(3)
Unvested stock options and RSUs are cancelled upon involuntary termination.  Vested stock options are exercisable for 90 days following involuntary termination, and for employees age 55 or older with 5 years of service, vested stock options are exercisable until the earlier of 5 years following involuntary termination or the expiration date of the stock option.

(4)
The amounts reported in this column comprise the continuation of welfare benefits for one year.  Welfare benefits include medical, dental and vision benefits for each of the named executive officers and their dependents.  Mr. Dickey has elected not to receive any welfare benefits provided by the Company.  Therefore, the amount reported for Mr. Dickey is zero.

(5)
On July 1, 2009, Mr. Wedinger’s employment with the Company was terminated.  See Current Report on Form 8-K dated July 9, 2009.  Pursuant to the terms of the Separation Agreement and General Release, dated as of July 1, 2009 (“Separation Agreement”), the Company agreed to provide severance of $200,000 payable in equal installments over a period of six months in accordance with the Company’s regular payroll practices, outplacement services for a period of up to 12 months and medical, dental and vision benefits until the earlier of June 30, 2010 or the date on which Mr. Wedinger and his dependents are eligible for and have elected to participate in another group medical plan.  The cash severance paid to Mr. Wedinger complies with the limitations imposed under Section 503(c) of the U.S. Bankruptcy Code regarding the maximum amount of severance that may be paid to insiders.

Inability of Named Executive Officer to Perform Duties or Death of Named Executive Officer

The following table describes the compensation and benefits payable to our named executive officers (other than Mr. Wood) upon death or the executive’s inability to perform his or her duties as of December 31, 2008.

Name of Executive	Cash ($)	Prorated Bonus ($)(1)	Accelerated Vesting of Stock Options ($)(2)	Accelerated Vesting of RSUs ($)(2)	Welfare Benefits ($)(3)	Excise Tax Gross Up ($)	Outplacement ($)	Total ($)
C. A. Rogerson	0	0	0	0	0	0	0	0
S. C. Forsyth	0	332,500	0	0	22,548	0	0	355,048
D. G. Dickey	0	297,500	0	0	12,136	0	0	309,636
R. S. Wedinger	0	297,500	0	0	22,960	0	0	320,460
G. E. McDaniel	0	210,000	0	0	0	0	0	210,000

(1)
The 2005 STIP provides that participants in the 2008 MIP may receive prorated cash incentive awards in the event of inability to perform duties or death prior to the end of the performance period.  The amounts reported in this column are target amounts under the 2008 MIP assuming a full year of service and inability to perform duties or death on the last day of the fiscal year.  Mr. Rogerson was hired on December 9, 2008 and was not eligible to receive an award under the 2008 MIP.  Therefore, the amount reported for Mr. Rogerson is zero.

(2)
Unvested stock options and RSUs are cancelled upon inability to perform duties or death.  Upon death of the named executive officer, vested stock options are exercisable until the earlier of two years from death or the expiration date of the stock option grant.  Upon inability to perform duties, vested stock options are exercisable for 90 days, and for employees age 55 with 5 years of service, vested stock options are exercisable until the earlier of 5 years or the expiration date of the stock option.

(3)
The amounts reported in this column comprise the accelerated vesting of unvested Company contributions to the 401(k) Plan and Supplemental Savings Plan upon inability to perform duties or death.  Mr. McDaniel is fully vested.  Therefore, the amount shown for Mr. McDaniel is zero.  Mr. Rogerson, who joined the Company on December 9, 2008, was not eligible to participate in the 401(k) Plan and Supplemental Savings Plan.  Therefore, the amount reported for Mr. Rogerson is zero.

Change-in-Control of the Company

The following table sets forth the compensation and benefits payable to our named executive officers (other than Mr. Wood) assuming a change-in-control and  an involuntary termination on December 31, 2008.

Name of Executive	Cash ($)(1)	Prorated Bonus ($)(2)	Accelerated Vesting of Stock Options ($)(3)	Accelerated Vesting of RSUs ($)(3)	Welfare Benefits ($)(4)	Excise Tax Gross Up ($)	Outplacement ($)	Total ($)
C. A. Rogerson	3,000,000	0	0	0	56,525	0	25,000	3,081,525
S. C. Forsyth	1,161,291	109,695	0	189,000	57,747	0	20,000	1,537,733
D. G. Dickey	893,125	21,563	0	123,806	27,136	0	20,000	1,085,631
R. S. Wedinger	935,336	75,000	0	121,006	58,159	0	20,000	1,209,501
G. E. McDaniel	1,010,211	166,150	0	68,320	28,466	0	20,000	1,293,147

(1)
The amounts reported in this column for Mr. Rogerson comprise the following: a lump sum severance payment equal to three times the sum of base salary as of December 31, 2008 and the average annual cash bonuses paid to Mr. Rogerson during the last three full fiscal years (or such full fiscal years as Mr. Rogerson was employed by the Company if less than three full fiscal years).  Mr. Rogerson was hired on December 9, 2008 and has not received any annual cash bonuses.  Therefore, the amount reported for Mr. Rogerson reflects his base salary only.  The amounts reported in this column for the other named executive officers comprise the following: a lump sum severance payment equal to two times the sum of base salary as of December 31, 2008 and the average annual cash bonuses paid to the executive during the last three full fiscal years (or such full fiscal years as the executive was employed by the company if less than three full fiscal years).

(2)
The amounts reported in this column comprise prorated average annual cash bonuses paid to the executive during the last three full fiscal years (or such full fiscal years as the executive was employed by the Company if less than three full fiscal years) assuming a full year of service and involuntary termination following a change-in-control on the last day of the fiscal year. Mr. Rogerson was hired on December 9, 2008 and has not received any annual cash bonuses.  Therefore, the amount reported for Mr. Rogerson is zero.

(3)
All unvested stock options and RSUs vest in full upon change-in-control.  The amounts reported in this column assume a closing price of Chemtura stock on December 31, 2008 at $1.40 per share. All unvested stock options held by each of the named executive officers were granted at exercise prices in excess of $1.40.  Accordingly, none of these stock options would result in any additional value.  The shares to be distributed to the named executive officers upon vesting of the RSUs are valued at $1.40, the closing price of Chemtura stock on December 31, 2008.

(4)
The amounts reported in this column for welfare benefits for Mr. Rogerson include medical, dental and vision benefits for up to three years and financial planning and tax services up to $25,000.  The amounts reported for each of the other named executive officers, except for Mr. Dickey, include medical, dental and vision benefits for up to two years.  Mr. Dickey has elected not to receive any welfare benefits provided by the Company.  Amounts reported for the named executive officers, except for Mr. McDaniel, also include the accelerated vesting of unvested Company contributions to the 401(k) Plan and Supplemental Savings Plan.  The Company contributions for Mr. McDaniel’s account have fully vested.  The amounts reported for the named executive officers, except for Mr. Rogerson, include financial planning and tax services up to $15,000.

Director Compensation Overview

Each non-employee member of the board of directors receives an annual retainer of $67,000 and an annual RSU grant with a value on the date of grant of $75,000 vesting upon termination of service on the board of directors.  The RSUs are granted at the first meeting of the year of the board of directors.  Each co-lead director receives $25,000 per year.  Each member of the audit committee receives $5,000 per year.  In addition, the audit committee chair receives $18,000 per year, and the chair of each other committee receives $8,000 per year.  Directors do not receive fees for attendance in person or by telephone at board or committee meetings.  Each director is reimbursed for costs incurred in connection with attendance at board and committee meetings.  Directors who are our employees do not receive additional compensation for board participation.  Messrs. Rogerson and Wood were the only directors who were also employees during 2008.

On October 28, 2008, the board of directors approved an increase in board compensation, effective October 1, 2008.  The annual retainer for each non-employee director was increased from $67,000 to $82,000; the annual fees for each member of the audit committee was increased from $5,000 to $7,500; and the annual fees for the chairs of the organization, compensation and governance committee and the pension and finance committee were increased from $8,000 to $10,000.  In addition, the board of directors approved, for the next regularly scheduled grant, an increase of the value of the RSU grant from $75,000 to $90,000.  On March 5, 2009, the board discontinued, effective December 31, 2008, the annual RSU grant valued at $90,000 and replaced it, effective January 1, 2009, with a cash disbursement of $90,000 paid in equal quarterly installments.

The Company does not provide pensions for directors.  On December 19, 2008, the committee approved the Chemtura Corporation Non-Employee Directors Deferral Plan (the “Directors Deferral Plan”), effective January 1, 2009.  The Directors Deferral Plan allows non-employee directors to defer the receipt of cash fees into a deferral account.  A director may elect to receive distributions from the deferral account upon separation from service or at a specified distribution date.

2008 Director Compensation

The following table presents information regarding the compensation paid to non-employee directors for services rendered in 2008.

Name of Director	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(7)	Total ($)
Nigel D. T. Andrews	79,250	75,000	0	0	0	0	154,250
James W. Crownover	70,750	75,000	0	0	0	0	145,750
Robert A. Fox(6)	81,408	75,000	0	0	0	0	156,408
Edward P. Garden(6)	70,750	75,000	0	0	0	0	145,750
Martin M. Hale	76,375	75,000	0	0	0	0	151,375
Roger L. Headrick(4)	104,750	75,000	0	0	0	0	179,750
Mack G. Nichols(5)	27,816	27,663	0	0	0	146,576	202,055
C. A. Piccolo(4)(6)	101,375	75,000	0	0	0	0	176,375
Bruce F. Wesson	94,375	75,000	0	0	0	0	169,375

(1)
The amounts reported in this column comprise compensation received for 2008 board and committee service and include, on a prorated basis, the increase in director compensation approved by the board of directors effective October 1, 2008.  The cash compensation received by Mr. Nichols was prorated through May 14, 2008, the date he retired from the board.

(2)
Each director receives an annual grant of RSUs with a value at the date of grant of $75,000 to be settled upon such director's termination of service on the board of directors. On February 28, 2008, the first board meeting in 2008, each director received a grant of 8,611 RSUs, calculated at the fair market value per share of $8.71 on the grant date in accordance with SFAS 123(R).  The fair market value per share of $8.71 was set at the closing trading price of a share of the Company's common stock on the grant date.  The RSUs earn quarterly dividends.  The amount reported for Mr. Nichols represents a prorated RSU award through May 14, 2008, the date he retired from the board.  For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, see “Stock-Based Compensation”, Note 1 Summary of Significant Accounting Policies and “Stock Incentive Plans”, Note 14 to our Consolidated Financial Statements in the Original Filing.

(3)
Under the Crompton Corporation (now Chemtura) Directors Deferred Compensation Plan, as amended on January 30, 2001 (the “ 2001 Deferral Plan”), non-employee directors may elect to defer a portion of their compensation and receive such compensation in shares of Company stock.  This plan was suspended in 2004.  Balances in the deferral accounts under the 2001 Deferral Plan declined in 2008.  For directors with deferral accounts, the amount of the decline in each account was as follows:

Mr. Fox:	$(206,224)
Mr. Headrick:	$(221,867)
Mr. Piccolo:	$(164,071)
Mr. Wesson:	$(284,985)

(4)           Messrs. Headrick and Piccolo were co-lead directors during 2008.

(5)           Mr. Nichols retired from the board on May 14, 2008.

(6)	Messrs. Piccolo, Fox and Garden resigned from the board on February 25, February 27 and March 11, 2009, respectively.

(7)
The $146,576 reported in this column for Mr. Nichols represents the value of Chemtura common stock issued to him upon the vesting of 18,345 RSUs on May 14, 2008, the date Mr. Nichols retired from the board.  The value was determined by multiplying 18,235 shares by $7.94, the closing price of the shares on May 14, 2008 and multiplying 110 dividend shares by $8.33, the closing price of the shares on June 20, 2008.  For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, see “Stock-Based Compensation”, Note 1 Summary of Significant Accounting policies and “Stock Incentive Plans”, Note 14 to our Consolidated Financial Statements in the Original Filing.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The information presented below regarding beneficial ownership of Chemtura’s common stock is presented in accordance with the rules of the SEC.  Under these rules, beneficial ownership of common stock includes any shares to which a person, directly or indirectly, has or shares voting power or investment power within 60 days through the exercise of any stock option or other right.

Security Ownership of Certain Beneficial Owners

The following table sets forth the beneficial owners of more than 5% of Chemtura’s outstanding common stock as of June 16, 2009.

Name and Address of Beneficial Owner	Number of Shares Beneficial Owned	Percent of Class

Barclays Global Investors, NA
400 Howard Street
San Francisco, CA 94105	15,503,467*	6.39%

ICC Capital Management
390 N. Orange Avenue
27th Floor
Orlando, FL 32801	18,689,976**	7.7%

*  As reported on Schedule 13G filed with the SEC on February 6, 2009.  According to the Schedule 13G, Barclays Global Investors, NA has sole voting power over 11,708,139 shares and sole dispositive power over 15,503,467 shares.
**  As reported on Schedule 13G filed with the SEC on March 2, 2009.  According to the Schedule 13G, ICC Capital Management has advised the Company  that it has sole voting power over 15,697,322 shares and sole dispositive power over 18,689,976 shares.

Security Ownership of Management

The following table sets forth information concerning shares of common stock beneficially owned by each director and named executive officer as of June 16, 2009 and by all directors and executive officers as a group, in each case representing less than one percent of such shares outstanding.

Total Number of Shares
Name	Beneficially Owned (1)	Percent of Class

Craig A. Rogerson	-	*
Roger L. Headrick	196,516 (2)	*
Nigel D.T. Andrews	55,780 (3)	*
James W. Crownover	63,338 (4)	*
Billie S. Flaherty	23,900 (5)	*
Stephen C. Forsyth	516,704 (6)	*
Martin M. Hale	591,099 (7)	*
Bruce F. Wesson	151,886 (8)	*
Robert L. Wood	12,982 (9)	*
David G. Dickey	75,135 (10)	*
Robert S. Wedinger	49,498 (11)	*
Gregory E. McDaniel	242,617 (12)	*
All directors and executive officers
named herein as a group (12 persons)	1,979,455	*

*	Less than 1%

(1)	Except as noted below, the directors and named executive officers have both sole voting and sole investment power over the shares reported in this table.
(2)	Includes 58,493 stock options exercisable within 60 days of June 16, 2009.
(3)	Includes 31,677 stock options exercisable within 60 days of June 16, 2009.
(4)	Includes 31,677 stock options exercisable within 60 days of June 16, 2009.
(5)	Includes 23,900 stock options exercisable within 60 days of June 16, 2009.
(6)
Includes 20,454 shares held under the Chemtura Corporation Stock Purchase Plan (“Stock Purchase Plan”) as to which Mr. Forsyth has voting but not investment power.  It also includes 45,000 RSUs granted to Mr. Forsyth prior to March 18, 2009, the date Chemtura filed for voluntary protection under Chapter 11 of the U.S. Bankruptcy Code (the “Petition Date” and such awards are referred to as “Pre-Petition Awards”).  Pre-Petition awards are subject to the applicable provisions of the U.S. Bankruptcy Code and cannot be distributed outside a Plan of Reorganization.  Mr. Forsyth has voting but not investment power over these shares.  It also includes 101,250 stock options exercisable within 60 days of June 16, 2009.

(7)
Includes 212,138 shares held under the Charlie S. Hale Trust as to which Mr. Hale has sole voting and investment power, 304,446  shares held under the Hale Family Trust as to which Mr. Hale has shared voting power and 31,677 stock options exercisable within 60 days of June 16, 2009.

(8)	Includes 73,593 stock options exercisable within 60 days of June 16, 2009.
(9)	Includes 12,982 shares held under the Chemtura Corporation Supplemental Savings Plan (“Supplemental Savings Plan”) as to which Mr. Wood has voting but no investment power.
(10)	Includes 9,460 shares held under the Stock Purchase Plan as to which Mr. Dickey has voting but not investment power and 54,250 stock options exercisable within 60 days of June 16, 2009.
(11)	Includes 4,248 shares held under the Stock Purchase Plan and a Pre-Petition Award of 1,000 RSUs as to which Mr. Wedinger has voting but not investment power.
(12)
Includes 45,180 shares held under the Supplemental Savings Plan; 21,194 shares held under the 401(k) Plan;  9,351 shares held under the Stock Purchase Plan as to which Mr. McDaniel has voting but not investment power.  It also includes 154,900 stock options exercisable within 60 days of June 16, 2009.

Equity Compensation Plan Information

The following table provides information about shares of Chemtura’s common stock that may be issued upon the exercise of options, warrants and rights under our equity compensation plans as of December 31, 2008:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Plan Category	(in millions)		(in millions)
Equity compensation plans approved by
security holders (1)	11.5	$9.45	6.2 (2)
Equity compensation plans not approved by security holders (3)	0.4	$7.41	-

Total	11.9	$9.38	6.2

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

Item 13.  Certain Relationships and Related Party Transactions and Director Independence

Transactions with Related Parties

None

Review, Approval or Ratification of Transactions with Related Parties

We review relationships and transactions in which the Company and our directors, executive officers, or nominees for director or their immediate families or a greater than 5% owner of our stock are participants to determine whether such related parties have a direct or indirect material interest.  The Company’s legal staff is primarily responsible for the development and implementation of processes to obtain information from the directors and executive officers with respect to related party transactions and for then determining, based on the facts and circumstances, whether a related party has a direct or indirect material interest in the transaction.  As required under SEC rules, transactions that are determined to be directly or indirectly material to a related party are disclosed.  In addition, the Company’s executive committee, comprising senior executives of the Company, is responsible for reviewing and approving related party transactions.  In the course of its review of a disclosable related party transaction, the executive committee considers, among other things (i) the nature of the related party’s interest in the transaction; (ii) the material terms of the transaction, including the amount and type of transaction; (iii) the importance of the transaction to the related party; (iv) the importance of the transaction to the Company; and (v) any other matters the executive committee deems appropriate.  The Company does not maintain a written related-party transaction policy.  No related-party transactions were approved by the executive committee in 2008.

Director Independence

As previously reported, Chemtura filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code on March 18, 2009.  As a result of the bankruptcy petition, Chemtura’s common stock was delisted by the NYSE on April 4, 2009.  The board of directors, however, has elected to continue to follow the independence rules required by the NYSE.  The listing standards of the NYSE require companies listed on the NYSE to have a majority of independent directors.  The NYSE listing standards generally provide, among other things, that a director is independent if the board affirmatively determines that the director has no material relationship with the Company.  The persons who served as non-employee directors at any time during 2008 are:  Nigel D. T. Andrews, Robert A. Fox, Martin M. Hale, Mack G. Nichols, C.A. (Lance) Piccolo, Bruce F. Wesson, James W. Crownover, Edward P. Garden and Roger L. Headrick.  The board of directors has determined that each of these directors is independent under the NYSE listing standards.

Item 14.  Principal Accounting Fees and Services

Independent Audit Fees for 2008

Our independent registered public accounting firm for the calendar years ended December 31, 2008 and December 31, 2007 was KPMG LLP (“KPMG”).  Services provided to us by KPMG for each of the fiscal years are described below.

(in millions)	2008	2007
Audit Fees	$4.5	$7.4
Audit Related Fees	0.1	0.4
Tax Fees	0.6	0.7
All Other Fees	0.1	1.7
Total	$5.3	$10.2

The following information describes the aggregate fees for professional services by KPMG for the fiscal years ended December 31, 2008 and December 31, 2007:

•
Audit Fees:  Fees for audit services totaled $4.5 million in 2008 and $7.4 million in 2007, including fees associated with the annual integrated audit of our consolidated financial statements and internal control over financial reporting included in our Forms 10-K, the reviews of our quarterly consolidated financial statements included in our Forms 10-Q and statutory audits required internationally.

•
Audit-Related Fees:  Fees for audit-related services totaled $0.1 million in 2008 and $0.4 million in 2007.  Audit-related services principally included audit services related to business acquisitions and divestitures, consultation regarding the application of United States Generally Accepted Accounting Principles, new regulatory pronouncements and other attest services.

•
Tax Fees:  Fees for tax services totaled $0.6 million in 2008 and $0.7 million in 2007.  Tax services principally included tax compliance, state and local tax refunds, tax advisory services related to acquisitions and divestitures and domestic and international tax planning.

•	All Other Fees: All other fees, principally comprising services related to divestitures, totaled $0.1 million in 2008 and $1.7 million in 2007.

The audit committee has considered whether KPMG’s provision of non-audit services is compatible with KPMG’s independence and determined that KPMG’s independence is not compromised by providing such services.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

In accordance with the audit committee’s charter, all services provided by KPMG must be approved by the audit committee.  The audit committee has adopted a policy to pre-approve audit and permissible non-audit services provided by KPMG.  The audit committee has pre-approved the following categories of non-audit services:  acquisition and divestiture services; tax services; and consultation regarding the application of United States Generally Accepted Accounting Principles and new regulatory pronouncements.  In each case, the audit committee has established specific limits on these services.  Approval is further required for services in excess of these limits or to retain KPMG for any additional services.  All audit and permissible non-audit services performed by KPMG during fiscal years 2008 and 2007 were approved by the audit committee in accordance with the policy described above.

PART IV.

ITEM 15.  Exhibits and Financial Statement Schedules

(a)  The following documents and exhibits are either filed herewith or incorporated by reference to the respective reports and registration statements identified in the parenthetical clause following the description of the document or exhibit:

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
          (i)   Consolidated Statements of Operations for the years ended December 31, 2008, 2007, and 2006;
         (ii)   Consolidated Balance Sheets as of December 31, 2008 and 2007;
        (iii)   Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006;
        (iv)   Consolidated Statements of Stockholders' Equity for the years ended December 31, 2008, 2007 and
                 2006;
         (v)   Notes to Consolidated Financial Statements; and
        (vi)   Report of Independent Registered Public Accounting Firm.
(incorporated by reference to Item 15(a) to the Annual Report on Form 10-K for the fiscal year ended December   31, 2008 (“2008 Form 10-K”))
Financial Statement Schedule II, Valuation and Qualifying Accounts, required by Regulation S-X is included    herein (incorporated by reference to Item 15(a) to the Registrant’s 2008 Form 10-K).

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

3(ii)	By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to the Registrant's March 31, 2006 10-Q).

3(iii)	Amendment to the By-laws of the Registrant (incorporated by reference to Exhibit 3(ii) to the Registrant’s Form 8-K dated April 30, 2007 (“April 30, 2007 8-K”)).

4.1	Indenture, dated as of February 1, 1993, between Witco Corporation and The Chase Manhattan Bank, N.A. relating to $150 million of 6.875% debentures due 2026 (the “1993 Indenture”).*

4.2	Indenture, dated as of July 16, 1999, between Great Lakes Chemical Corporation and The First National Bank of Chicago relating to $400 million of 7% notes due July 15, 2009.*

4.3
Rights Agreement, dated as of September 2, 1999, by and between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A dated September 28, 1999).

4.4
Form of First Supplemental Indenture, dated February 1, 1996, by and among Witco Corporation, Chase Manhattan Bank, N.A., the Initial Trustee, and Fleet National Bank of Connecticut, the Note Trustee, relating to the 6 1/8% Notes due 2006 and 6 7/8% Notes due 2026.*

4.5
Second Supplemental Indenture, dated as of August 5, 2004, between Crompton Corporation and U.S. Bank, National Association, to the 1993 Indenture (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-4 Registration Number 333-119641, filed on October 8, 2004 ("2004 Form S-4")).

4.6
Fourth Supplemental Indenture, dated as of July 1, 2005. to the Indenture dated as of February 1, 1993, among the Registrant, the Guarantors signatory thereto, Manufacturers and Traders Trust Company, as trustee, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.4 to the July 1, 2005 8-K).

4.7
Indenture, dated as of August 16, 2004, among Crompton Corporation, the Guarantors listed on Schedule A thereto, Wells Fargo Bank, National Association, as trustee and Deutsche Bank Trust Company Americas as Note Custodian, Paying Agent and Registrar, relating to the Registrant's 9 7/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.5 of the 2004 S-4).

4.8
Indenture, dated as of August 16, 2004, among Crompton Corporation, the Guarantors listed on Schedule A thereto, Wells Fargo Bank, National Association, as trustee and Deutsche Bank Trust Company Americas as Note Custodian, Paying Agent and Registrar, relating to the Registrant's Senior Floating Rate Notes due 2010 (incorporated by reference to Exhibit 4.6 of the 2004 S-4).

4.9
Supplemental Indenture dated as of May 31, 2005, by and between Crompton Corporation and Wells Fargo Bank, National Association, as Trustee, relating to Crompton Corporation Senior Floating Rate Notes due 2010 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K dated June 1, 2005 (“June 1, 2005 8-K”).

4.10
Supplemental Indenture dated as of May 31, 2005, by and between Crompton Corporation and Wells Fargo Bank, National Association, as Trustee, relating to Crompton Corporation 9 7/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.2 to the June 1, 2005 8-K).

4.11
Indenture dated as of April 24, 2006, by and among the Registrant as Issuer, the Guarantors named therein and Wells Fargo Bank, N.A., as Trustee relating to the Registrant’s 6.875% Notes due 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2006 Form 10-Q).

4.12
Supplemental Indenture, dated as of February 11, 2009, among GLCC LAUREL, LLC, BIOLAB COMPANY STORE, LLC and BIOLAB FRANCHISE COMPANY, LLC, each an indirect subsidiary of Registrant, and Wells Fargo Bank, N.A., as Trustee.

4.13
Supplemental Indenture, dated as of July 1, 2005, to the Indenture dated as of July 16, 1999, among Great Lakes Chemical Corporation, the Registrant, the Guarantors signatory thereto and J.P. Morgan Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 10.5 to the July 1, 2005 8-K).

10.1
Supplement No. 1, dated as of March 26, 2004, to the Security Agreement dated as of December 21, 2001, among the Registrant, various subsidiaries of the Registrant, and Citicorp USA, Inc., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the period ended March 31, 2004).

10.2+
Change in Control Agreements dated as of September 13, 2004, between Crompton Corporation and each of Karen R. Osar, Myles S. Odaniell, Lynn A. Schefsky, and Gregory E. McDaniel (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on September 15, 2004).

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

10.8+
Form of Amendment 2003-1 to the Supplemental Retirement Agreement dated various dates in December 2003 by and between the Registrant and various of its executive officers (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2003 (the “2003 Form 10-K”)).

10.9+
Form of 2004-2006 Long Term Incentive Award Agreement dated February 3, 2004 by and between the Registrant and various of its executive officers (incorporated by reference to Exhibit 10.30 to the 2003 Form 10-K).

10.10+
Consulting Agreement dated June 7, 2004 by and between the Registrant and Vincent A. Calarco (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q for the period ended June 30, 2004).

10.11+
Form of Stock Option Agreement (undated) by and between the Registrant and various of its executive officers (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated November 29, 2004 ("November 29, 2004 Form 8-K")).

10.12+	Form of Restricted Stock Agreement (undated) by and between the Registrant and various of its executive officers (incorporated by reference to Exhibit 10.2 to the November 29, 2004 Form 8-K).

10.13+
Form of Crompton Corporation Summary of Compensation and Benefits for Non-Employee Directors, dated March 2005  (incorporated by reference to Exhibit 10.47 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2004).

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

10.20
Amendment No. 1 to the Credit Agreement by and among the Registrant, various lenders and Citibank, N.A., as Agent, dated as of December 12, 2005 (the “2005 Credit Agreement”) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated December 15, 2005 (“December 15, 2005 8-K”)).

10.21
Amended and Restated Credit Agreement by and among the Registrant, various lenders and Citibank, N.A., as Agent, dated as of December 12, 2005 (incorporated by reference to Exhibit 10.2 to the December 15, 2005 8-K).

10.22+	Form of 2006-2008 Chemtura Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the January 26, 2006 8-K).

10.23
Amendment No. 2, dated as of December 31, 2005, to the 2005 Credit Agreement by and among the Registrant, various lenders and Citibank N.A., as Agent, dated as of July 1, 2005, as amended and restated by Amendment No. 1 dated as of December 12, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated February 15, 2006).

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

10.27+	Chemtura Corporation 2006 Long-Term Incentive Plan, effective April 27, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s April 27, 2006 Form 8-K).

10.28
Sale and Purchase Agreement dated as of May 12, 2006, by and among the Registrant, various subsidiaries of the Registrant and MCAW Group Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s May 18, 2006 Form 8-K).

10.29
Form of Amendment No. 4 to the Credit Agreement by and among the Registrant, various lenders and Citibank, N.A., as Agent, dated as of May 9, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s May 26, 2006 Form 8-K).

10.30+	Employment Agreement dated as of June 13, 2006, by and between the Registrant and Robert L. Wood (incorporated by reference to Exhibit 10.1 to the Registrant’s June 19, 2006 Form 8-K).

10.31+	“Flexperq” Program adopted on October 26, 2006, effective January 1, 2007 (incorporated by reference to Exhibit 10.2 to the October 31, 2006 Form 8-K).

10.32
Form of Amendment No. 5 to the Credit Agreement by and among the Registrant, various lenders and Citibank, N.A., as Agent, dated as of December 14, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s December 15, 2006 Form 8-K).

10.33
Stock Purchase Agreement by and among the stockholders of Kaufman Holdings Corporation, Alex Kaufman and the Registrant, dated as of January 31, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s January 31, 2007 Form 8-K).

10.34
Asset Purchase and Sale Agreement by and among the Registrant, various subsidiaries of the Registrant and Lion Copolymer, LLC, dated as of February 3, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s February 5, 2007 Form 8-K).

10.35
Form of Amendment No. 6 to the Credit Agreement by and among the Registrant, various lenders and Citibank, N.A., as Agent, dated as of February 27, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s February 28, 2007 Form 8-K).

10.36+
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

10.38+
Employment of Stephen C. Forsyth was accompanied by a sign-on bonus, performance-based restricted stock, restricted stock grant, stock options, participation in the Management Incentive Plan, Key Executive and Key Employee Severance Plan, Supplemental Savings Plan, and the “Flexperq” Program (incorporated by reference to the Registrant’s April 9, 2007 Form 8-K (“April 9, 2007 8-K”)).

10.39+	2007 Chemtura Corporation Management Incentive Plan, effective March 28, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s March 29, 2006 Form 8-K (“March 29, 2006 8-K”)).

10.40+	2007-2009 Chemtura Corporation Long-Term Incentive Plan, effective March 28, 2007 (incorporated by reference to Exhibit 10.2 to the March 29, 2006 Form 8-K).

10.41+	Chemtura Corporation Executive and Key Employee Severance Plan, effective April 15, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s April 26, 2006 Form 8-K (“April 26, 2006 8-K”)).

10.42+
Agreement dated November 28, 2007 by and between the Registrant and David G. Dickey, (incorporated by reference to Exhibit 10.84 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007 (“2007 10-K”)).

10.43+
Separation Agreement and General Release dated January 21, 2008, by and between Gary P. Yeaw and the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s January 23, 2008 Form 8-K (“January 23, 2008 8-K”)).

10.44+	2008 Chemtura Corporation Management Incentive Program, effective February 28, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s March 3, 2008 Form 8-K (“March 3, 2008 8-K”)).

10.45+	2008-2010 Chemtura Corporation Long-Term Incentive Plan, effective February 28, 2008 (incorporated by reference to Exhibit 10.2 to the March 3, 2008 8-K).

10.46+
The Board of Directors of the Registrant adopted a new compensation schedule (dated as of October 28, 2008) for non-employee members of the Board of Directors, (reported the Registrant’s October 31, 2008 Form 8-K (“October 31, 2008 8-K”)).

10.47
Amendment Number 1 to Receivables Purchase Agreement (dated as of May 31, 2007), (incorporated by reference to Exhibit 10.86 to the Registrant’s September 30, 2006 Form 10-Q (“September 30, 2006 10-Q”)).

10.48	Letter Agreement Regarding Receivables Purchase Agreement (dated as of May 31, 2007) (incorporated by reference to Exhibit 10.87 to the September 30, 2006 10-Q).

10.49	Amendment Number 2 to Amended and Restated Receivables Purchase Agreement (dated as of June 28, 2007), (incorporated by reference to Exhibit 10.88 to the September 30, 2006 10-Q).

10.50
First Amendment, dated as of May 31, 2007 to Fourth Amended and Restated Receivables Sale Agreement Dated as of September 28, 2006, (incorporated by reference to Exhibit 10.89 to the September 30, 2006 10-Q).

10.51	Amendment No. 2 to Fourth Amended and Restated Receivables Sale Agreement (dated as of June 28, 2007), (incorporated by reference to Exhibit 10.90 to the September 30, 2006 10-Q).

10.52
Third Amendment, dated as of August 31, 2007 to Fourth Amended and Restated Receivables Sale Agreement Dated as of September 28, 2006, (incorporated by reference to Exhibit 10.91 to the September 30, 2006 10-Q).

10.53+
Employment Agreement dated as of December 8, 2008, by and between the Registrant and Craig A. Rogerson (incorporated by reference to Exhibit 10.86 to the Registrant’s December 9, 2008 Form 8-K (“December 9, 2008 8-K”)).

10.54+
Separation Agreement and General Release, dated as of December 8, 2008, by and between Mr. Robert L. Wood and the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s December 16, 2008 Form 8-K (“December 16, 2008 8-K”)).

10.55+
Separation Agreement and General Release dated January 19, 2009, by and between Lynn A. Schefsky and the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s February 5, 2009 Form 8-K (“February 5, 2009 8-K”)).

10.56
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

10.57
Form of Amended and Restated Supplemental Savings Plan, effective January 1, 2009, by and between the Registrant and various eligible employees (incorporated by reference to Exhibit 10.1 to the January 2, 2009 8-K)).

10.58
Form of Receivables Purchase Agreement, dated as of January 23, 2009, by and among Registrant, as Seller, Registrant as the Servicer, Citicorp USA, Inc., as Agent, Citigroup Global Markets Inc., as Arranger and The Royal Bank of Scotland Plc, as Syndication Agent (incorporated by reference to Exhibit 10.92 to the Registrant’s January 27, 2009 Form 8-K (“January 27, 2009 8-K”)).

10.59
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

10.61
Amended and Restated Pledge Agreement from the pledgors referred to therein to Citibank, N.A., as agent, dated as of July 31, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated August 6, 2007 (“August 6, 2007 8-K”)).

10 .62
Amendment No. 1, dated as of September 30, 2007, to the Amended and Restated Credit Agreement dated as of July 31, 2007, with its lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated November 5, 2007 (“November 5, 2007 8-K”)).

10.63
Waiver and Amendment No. 2, dated as of December 30, 2008, to the Amended and Restated Credit Agreement dated July 31, 2007 (the “2007 Credit Agreement”) with Citibank, N.A., as agent, and the other lenders and agents party thereto )incorporated by reference to Exhibit 10.2 to the Registrant’s December 30, 2008 Form 8-K/A filed on January 2, 2009 (“December 30, 2008 8-K/A”), previously filed with the referenced report on Form 8-K filed by Registrant on December 31, 2008.

10.64
Second Amended and Restated Pledge and Security Agreement, dated as of December 30, 2008, among Chemtura Corporation, certain domestic subsidiaries of Chemtura Corporation, and Citibank, N.A., as agent (incorporated by reference to Exhibit 10.3 to the December 30, 2008 8-K/A).

18
Independent Registered Public Accounting Firm’s Preferability Letter concerning the change in the measurement date for the Company’s defined benefit and other post-retirement benefit plans from December 31 to November 30 (incorporated by reference to Exhibit 18 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2005).

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s 2008 Form 10-K).

23	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23 to the Registrant’s 2008 Form 10-K) .

24
Form of Power of Attorney from directors and executive officers of the Registrant authorizing signature of this report (incorporated by reference to Exhibit 24 to the Registrant’s 2008 Form 10-K). (Original on file at principal executive offices of Registrant).

31.1	Certification of Periodic Financial Reports by the Registrant's Chief Executive Officer (Section 302)(incorporated by reference to Exhibit 31.1 to the Registrant’s 2008 Form 10-K).

31.1(a)	Certification of Periodic Financial Reports by the Registrant’s Chief Executive Officer (Section 302)*

31.2	Certification of Periodic Financial Reports by the Registrant's Chief Financial Officer (Section 302)(incorporated by reference to Exhibit 31.2 to the Registrant’s 2008 Form 10-K).

31.2(a)	Certification of Periodic Financial Reports by the Registrant’s Chief Financial Officer (Section 302)*

32.1	Certification of Periodic Financial Reports by the Registrant's Chief Executive Officer (Section 906)(incorporated by reference to Exhibit 32.1 to the Registrant’s 2008 Form 10-K).

32.2	Certification of Periodic Financial Reports by the Registrant's Chief Financial Officer (Section 906)(incorporated by reference to Exhibit 32.2 to the registrant’s 2008 form 10-K).

  *   Copies of these Exhibits are filed with this amended annual report on Form 10-K/A.

  +  This Exhibit is a compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMTURA CORPORATION
(Registrant)

Date: July 31, 2009	By:	/s/ Stephen C. Forsyth
Stephen C. Forsyth
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title
Craig A. Rogerson	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

Stephen C. Forsyth	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

Kevin V. Mahoney	Senior Vice President and Corporate Controller (Principal Accounting Officer)

Nigel D. T. Andrews	Director

James W. Crownover	Director

Billie S. Flaherty	Director

Martin M. Hale	Director

Roger L. Headrick	Lead Director

Bruce F. Wesson	Director

Date:  July 31, 2009