Form 10-Q
period 2009-06-30
Chemtura CORP
filed 2009-08-10
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The number of shares of common stock outstanding as of the latest practicable date is as follows:

Number of shares outstanding
Class	at June 30, 2009
Common Stock - $.01 par value	242,935,715

CHEMTURA CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

FORM 10-Q
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2009

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Consolidated Statements of Operations (Unaudited)

Quarter and Six months ended June 30, 2009 and 2008

 (In millions, except per share data)

	Quarter ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net sales	$687	$1,023	1,204	$1,932

Cost of goods sold	535	775	953	1,500
Selling, general and administrative	70	88	140	173
Depreciation and amortization	43	57	87	126
Research and development	9	14	18	28
Facility closures, severance and related costs	—	—	3	—
Antitrust costs	8	11	10	11
Loss on sale of business	—	1	—	24
Impairment of long-lived assets	97	320	97	320
Equity income	—	(2)	—	(3)

Operating loss	(75)	(241)	(104)	(247)
Interest expense (a)	(15)	(19)	(35)	(39)
Other (expense) income, net	(21)	(2)	(20)	13
Reorganization items, net	(6)	—	(46)	—

Loss before income taxes	(117)	(262)	(205)	(273)
Income tax expense	—	(11)	(6)	(20)

Net loss	(117)	(273)	(211)	(293)

Less: net income attributable to non-controlling interests	(1)	—	(1)	(1)

Net loss attributable to Chemtura Corporation	$(118)	$(273)	(212)	$(294)

Net loss attributable to Chemtura Corporation per share - Basic and Diluted	$(0.49)	$(1.13)	(0.87)	$(1.22)

Weighted average shares outstanding - Basic and Diluted	242.9	242.2	242.9	242.2

(a)     Interest expense excludes unrecorded contractual interest expense of $20 million and $23 million for the quarter and six months ended June 30, 2009, respectively.

See accompanying notes to consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)
Consolidated Balance Sheets

June 30, 2009 (Unaudited) and December 31, 2008

(In millions, except per share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$144	$68
Accounts receivable	539	392
Inventories	514	611
Other current assets	198	184
Total current assets	1,395	1,255

NON-CURRENT ASSETS
Property, plant and equipment	774	862
Goodwill	234	265
Intangible assets, net	491	517
Other assets	209	158

	$3,103	$3,057

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term borrowings	$253	$3
Current portion of long-term debt	—	1,178
Accounts payable	127	243
Accrued expenses	230	361
Income taxes payable	21	28

Total current liabilities	631	1,813

NON-CURRENT LIABILITIES
Long-term debt	2	23
Pension and post-retirement health care liabilities	171	508
Other liabilities	171	225
Total liabilities not subject to compromise	975	2,569

LIABILITIES SUBJECT TO COMPROMISE	1,809	—

STOCKHOLDERS’ EQUITY
Common stock - $0.01 par value Authorized - 500.0 shares Issued - 254.5 shares at June 30, 2009 and 254.1 shares at December 31, 2008	3	3
Additional paid-in capital	3,038	3,036
Accumulated deficit	(2,401)	(2,189)
Accumulated other comprehensive loss	(166)	(208)
Treasury stock at cost - 11.5 shares	(167)	(167)
Total Chemtura Corporation stockholders’ equity	307	475

Non-controlling interest	12	13
Total stockholders’ equity	319	488

	$3,103	$3,057

See accompanying notes to consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)
Condensed Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30, 2009 and 2008
(In millions)

	Six months ended June 30,
Increase (decrease) in cash	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(212)	$(294)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on sale of business	—	24
Impairment of long-lived assets	97	320
Depreciation and amortization	87	126
Stock-based compensation expense	2	5
Reorganization items, net	46	—
Equity income	—	(3)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(33)	(128)
Impact of sale of accounts receivable	(103)	111
Inventories	104	(72)
Accounts payable	19	15
Pension and post-retirement health care liabilities	(5)	(25)
Liabilities subject to compromise	(27)	—
Other	(30)	(53)
Net cash (used in) provided by operating activities	(55)	26

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	3	68
Payments for acquisitions, net of cash acquired	(5)	(26)
Capital expenditures	(16)	(59)
Net cash used in investing activities	(18)	(17)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debtor-in-possession credit facility, net	250	—
(Payments on) proceeds from credit facility, net	(65)	50
Proceeds from long term borrowings	—	1
Payments on long term borrowings	(9)	(31)
(Payments on) proceeds from short term borrowings, net	(1)	25
Dividends paid	—	(24)
Payments for debt issuance costs	(28)	—
Proceeds from exercise of stock options	—	1
Other financing activities	—	(1)
Net cash provided by financing activities	147	21

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	2	3
Change in cash and cash equivalents	76	33
Cash and cash equivalents at beginning of period	68	77
Cash and cash equivalents at end of period	$144	$110

See accompanying notes to consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements (Unaudited)

1) NATURE OF OPERATIONS AND BANKRUPTCY PROCEEDINGS

Nature of Operations

Chemtura Corporation, together with its consolidated subsidiaries (the “Company” or “Chemtura”) is dedicated to delivering innovative, market-focused specialty chemical solutions and consumer product offerings.  Chemtura is headquartered in Middlebury, Connecticut and operates in a wide variety of end-use markets, including automotive, transportation, construction, packaging, agriculture, lubricants, plastics for durable and non-durable goods, electronics, and home pool and spa chemicals.

Chemtura is the successor to Crompton & Knowles Corporation, which was incorporated in Massachusetts in 1900 and engaged in the manufacture and sale of specialty chemicals beginning in 1954.  Chemtura expanded its specialty chemical business through acquisitions in the United States and Europe, including the 1996 acquisition of Uniroyal Chemical Company, Inc. (“Uniroyal”), the 1999 merger with Witco Corporation (“Witco”) and the 2005 acquisition of Great Lakes Chemical Corporation (“Great Lakes”).

Liquidity and Bankruptcy Proceedings

The Company entered 2009 with significantly constrained liquidity.  The fourth quarter of 2008 had seen an unprecedented reduction in orders for the Company’s products as the global recession deepened and customers saw or anticipated reductions in demand in the industries they served.  The impact was more pronounced on those business segments that served cyclically exposed industries. As a result, the Company’s sales and overall financial performance deteriorated resulting in the Company’s non-compliance with the two financial maintenance covenants under its Amended and Restated Credit Agreement, dated as of July 31, 2007 (the “2007 Credit Facility”) as of December 31, 2008.  On December 30, 2008, the Company obtained a 90-day waiver of compliance with these covenants from the lenders under the 2007 Credit Facility.  This waiver was due to expire on March 30, 2009.

The Company’s liquidity was further constrained in the fourth quarter of 2008 by changes in the availability under its accounts receivable financing facilities in the United States and Europe.  The eligibility criteria and reserve requirements under the Company’s prior U.S. accounts receivable facility (the “U.S. Facility”) tightened in the fourth quarter of 2008 following a credit rating downgrade, significantly reducing the value of accounts receivable that could be sold under the U.S. Facility compared with the third quarter of 2008.  Additionally, the availability and access to the Company’s European accounts receivable financing facility (the “European Facility”) was restricted in late December 2008 because of the Company’s financial performance resulting in the Company’s inability to sell additional receivables under the European Facility.

The crisis in the credit markets compounded the liquidity challenges faced by the Company.  Under normal market conditions, the Company believed it would have been able to refinance its $370 million notes maturing on July 15, 2009 (the “2009 Notes”) in the debt capital markets.  However, with the deterioration of the credit market in the late summer of 2008 combined with the Company’s deteriorating financial performance, the Company did not believe it would be able to refinance the 2009 Notes on commercially reasonable terms, if at all.  As a result, the Company sought to refinance the 2009 Notes through the sale of one of its businesses.

On January 23, 2009, a special-purpose subsidiary of the Company entered into a new three-year U.S. accounts receivable financing facility (the “2009 U.S. Facility”) that restored most of the liquidity that the Company had available to it under the prior U.S. accounts receivable facility before the fourth quarter of 2008 events described above.  However, despite good faith discussions, the Company was unable to agree to terms under which it could resume the sale of accounts receivable under its European Facility during the first quarter of 2009.  The balance of accounts receivable previously sold under the facility continued to decline, offsetting much of the benefit to liquidity gained by the new 2009 U.S. Facility.  During the second quarter of 2009, with no agreement to restart the European Facility, the remaining balance of the accounts receivable previously sold under the facility were settled and the European Facility was terminated.  The Company is currently evaluating alternatives to this program.

January 2009 saw no improvement in customer demand from the depressed levels in December 2008 and some business segments experienced further deterioration.  Although February and March of 2009 saw incremental improvement in net sales compared to January 2009, overall business conditions remained difficult as sales declined by 43% in the first quarter of 2009 compared to the first quarter of 2008.  As awareness grew of the Company’s constrained liquidity and deteriorating financial performance, suppliers began restricting trade credit and, as a result, liquidity dwindled further.  Despite moderate cash generation through inventory reductions and restrictions on discretionary expenditures, the Company’s trade credit continued to tighten, resulting in unprecedented restrictions on its ability to procure raw materials.

In January and February of 2009, the Company was in the midst of the asset sale process with the objective of closing a transaction prior to the July 15, 2009 maturity of the 2009 Notes.  Potential buyers conducted due diligence and worked towards submitting their final offers on several of the Company’s businesses.  However, with the continuing recession and speculation about the financial condition of the Company, potential buyers became progressively more cautious.  Certain potential buyers expressed concern about the Company’s ability to perform its obligations under a sale agreement, increased their due diligence requirements or decided not to proceed with a transaction.  In March 2009, the Company concluded that although there were potential buyers of its businesses, a sale was unlikely to be closed in sufficient time to offset the continued deterioration in liquidity or at a value that would provide sufficient liquidity to both operate the business and meet the Company’s impending debt maturities.

By March 2009, dwindling liquidity and growing restrictions on available trade credit resulted in production stoppages as raw materials could not be purchased on a timely basis.  At the same time, the Company concluded that it was improbable that it could resume sales of accounts receivable under its European Facility or complete the sale of a business in sufficient time to provide the immediate liquidity it needed to operate.  Absent such an infusion of liquidity, the Company would likely experience increased production stoppages or sustained limitations on its business operations that ultimately would have a detrimental effect on the value of the Company’s business as a whole.  Specifically, the inability to maintain and stabilize its business operations would result in depleted inventories, missed supply obligations and damaged customer relationships.

Having carefully explored and exhausted all possibilities to gain near-term access to liquidity, the Company determined that debtor-in-possession financing presented the best available alternative for the Company to meet its immediate and ongoing liquidity needs and preserve the value of the business.  As a result, having obtained the commitment of a $400 million senior secured debtor-in-possession credit facility agreement (“DIP Credit Facility”), Chemtura, the parent company, and 26 of its subsidiaries organized in the United States (collectively, the “Debtors”) filed for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) on March 18, 2009 in the United States Bankruptcy Court for the Southern District of New York (the “Court”).  The Chapter 11 cases are being jointly administered by the Court.  The Company’s non-U.S. subsidiaries and certain U.S. subsidiaries were not included in the filing and are not subject to the requirements of the Bankruptcy Code.  The Company’s U.S. and worldwide operations are expected to continue without interruption during the Chapter 11 reorganization process.

The Debtors own substantially all of the Company’s U.S. assets.  The Debtors consist of Chemtura, the parent company, and the following subsidiaries:

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

The principal U.S. assets and business operations of the Debtors are owned by Chemtura, BioLab, Inc. and Great Lakes Chemical Corporation.

On March 18, 2009, Raymond E. Dombrowski, Jr. was appointed Chief Restructuring Officer.  In connection with this appointment, the Company entered into an agreement with Alvarez & Marsal North America, LLC (“A&M”) to compensate A&M for Mr. Dombrowski’s services as Chief Restructuring Officer on a monthly basis at a rate of $150 thousand per month and incentive compensation in the amount of $3 million payable upon the earlier of (a) the consummation of a Chapter 11 plan of reorganization or (b) the sale, transfer, or other disposition of all or a substantial portion of the assets or equity of the Company.  Mr. Dombrowski is independently compensated pursuant to arrangements with A&M, a financial advisory and consulting firm specializing in corporate restructuring. Mr. Dombrowski will not receive any compensation directly from the Company and will not participate in any of the Company’s employee benefit plans.

The Chapter 11 cases were filed to gain liquidity for continuing operations while the Debtors restructure their balance sheets to allow the Company to be a viable going concern.  While the Company believes it will be able to achieve these objectives through the Chapter 11 reorganization process, there can be no certainty that it will be successful in doing so.

Under Chapter 11 of the Bankruptcy Code, the Debtors are operating their U.S. businesses as a debtor-in-possession (“DIP”) under the protection of the Court from their pre-filing creditors and claimants.  Since the filing, all orders of the Court sufficient to enable the Debtors to conduct normal business activities, including “first day” motions and the interim and final approval of the DIP Credit Facility, have been entered by the Court.  While the Debtors are subject to Chapter 11, all transactions outside the ordinary course of business will require the prior approval of the Court.

As a consequence of the Chapter 11 cases, pending litigation against the Debtors is generally subject to an automatic stay, and no party may take any action to collect pre-petition claims except pursuant to an order of the Court.

On March 20, 2009, the Court approved the Debtors’ “first day” motions.  Specifically, the Court granted the Debtors, among other things, interim approval to access $190 million of its $400 million DIP Credit Facility, approval to pay outstanding employee wages, health benefits, and certain other employee obligations and authority to continue to honor their current customer policies and programs, in order to ensure the reorganization process will not adversely impact their customers.  On April 29, 2009, the Court entered a final order providing full access to the $400 million DIP Credit Facility.  The Court also approved Amendment No. 1 to the DIP Credit Facility which provided for, among other things, (i) an increase in the outstanding amount of inter-company loans the Debtors could make to the non-debtor foreign subsidiaries of the Company from $8 million to $40 million; (ii) a reduction in the required level of borrowing availability under the minimum availability covenant; and (iii) the elimination of the requirement to pay additional interest expense if a specified level of accounts receivable financing was not available to the Company’s European subsidiaries.

On July 13, 2009, the Company and the parties to the DIP Credit Facility entered into Amendment No. 2 to the DIP Credit Facility subject to approvals by the Court and the Company’s Board of Directors which approvals were obtained on July 14 and July 15, 2009, respectively.  The DIP Credit Facility was amended to provide for, among other things, an option by the Company to extend the maturity of the DIP Credit Facility for two consecutive three month periods subject to the satisfaction of certain conditions.  Prior to Amendment No. 2, the DIP Credit Facility matured on the earlier of 364 days, the effective date of a plan of reorganization or the date of termination in whole of the Commitments (as defined in the DIP Credit Facility).

The Court has not yet established a general deadline for the filing of proofs of claim against the Debtor’s estate for certain pre-petition amounts claimed (“Bar Date”).  The Company will provide notice of the Bar Date once set by the Court.

As provided by the Bankruptcy Code, the Debtors have the exclusive right to file a plan of reorganization for 120 days after the petition date.  The Company filed a motion with the Court to request an extension of exclusivity and on July 28, 2009 the Court approved an extension of the exclusive right for the Debtors to file a plan of reorganization that expires on November 13, 2009.  There can be no assurance that a plan of reorganization will be filed by the Debtors or confirmed by the Court, or that any such plan will be consummated. After a plan of reorganization has been filed with the Court, the plan, along with a disclosure statement approved by the Court, will be sent to all creditors, equity holders and parties in interest. Following the solicitation period, the Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Court must make certain findings as required by the Bankruptcy Code. The Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met.

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

Continuation of the Company as a going concern is contingent upon, among other things, the Company’s and/or Debtors’ ability (i) to comply with the terms and conditions of the DIP Credit Facility; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to return to profitability; (iv) to generate sufficient cash flow from operations; and (v) to obtain financing sources to meet the Company’s future obligations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.  Additionally, a plan of reorganization could materially change amounts reported in the consolidated financial statements, which do not give effect to all adjustments of the carrying value of assets and liabilities that are necessary as a consequence of reorganization under Chapter 11 of the Bankruptcy Code.  In addition, as part of our emergence from bankruptcy protection, the Company may be required to adopt fresh start accounting in a future period.  If fresh start accounting is applicable, our assets and liabilities will be recorded at fair value as of the fresh start reporting date.  The fair value of our assets and liabilities as of such fresh start reporting date may differ materially from the recorded values of assets and liabilities on our Consolidated Balance Sheets.  Further, if fresh start accounting is required, the financial results of the Company after the application of fresh start accounting may be different from historical trends.

2) BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The information in the foregoing consolidated financial statements for the quarters and six months ended June 30, 2009 and June 30, 2008 is unaudited but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature, except as otherwise disclosed in the accompanying notes to the consolidated financial statements.

The foregoing consolidated financial statements include the accounts of Chemtura and the wholly-owned and majority-owned subsidiaries that it controls.  Other affiliates in which the Company has a 20% to 50% ownership interest or a non-controlling majority interest are accounted for in accordance with the equity method.  Other investments in which the Company has less than 20% ownership are recorded at cost.  All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting under the Bankruptcy Code” (“SOP 90-7”).  SOP 90-7 does not ordinarily affect or change the application of U.S. generally accepted accounting principles (“GAAP”), however it does require the Company to distinguish transactions and events that are directly associated with the reorganization in connection with the Chapter 11 proceedings from the ongoing operations of the business.  The pre-petition liabilities subject to compromise are disclosed separately on the June 30, 2009 Consolidated Balance Sheet.  Expenses incurred and settlement impacts due to the Chapter 11 proceedings are reported separately as reorganization items, net on the Consolidated Statements of Operations for the quarter and six months ended June 30, 2009.  Interest expense related to pre-petition indebtedness has been reported only to the extent that it will be paid during the pendency of the Chapter 11 proceedings or is permitted by Court approval or is expected to be an allowed claim.

Certain reclassifications have been made to the prior period financial information to conform to the current period presentation.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008.  The consolidated results of operations for the quarter and six months ended June 30, 2009 are not necessarily indicative of the results expected for the full year.

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

Other (expense) income, net

Other (expense) income, net includes costs associated with the Company’s sale of accounts receivable facilities, foreign exchange gains (losses) and interest income.

Other Items

Cash and cash equivalents include bank term deposits with original maturities of three months or less.  Included in cash and cash equivalents in the Company’s consolidated balance sheets at June 30, 2009 and December 31, 2008 is $1 million of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.

Included in accounts receivable are allowances for doubtful accounts of $30 million and $26 million, as of June 30, 2009 and December 31, 2008, respectively.

During the six months ended June 30, 2009 and 2008, the Company made interest payments of approximately $27 million and $40 million, respectively.  During the six months ended June 30, 2009 and 2008, the Company made payments for income taxes (net of refunds) of $18 million and $31 million, respectively.

Accounting Developments

Implemented in 2009

In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”), which requires companies to treat non-controlling interests (commonly referred to as minority interests) as a separate component of shareholders’ equity and not as a liability.  The provisions of FAS 160 are effective as of the beginning of the Company’s 2009 fiscal year.  The presentation and disclosure requirements of FAS 160 were applied on a retrospective basis for all periods presented.

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”), which requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows.  The provisions of FAS 161 are effective as of the beginning of the Company’s 2009 fiscal year.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“FAS 165”) which provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature under Auditing Standard (“AU 560”).  FAS 165 is similar to the current guidance with some exceptions that are not intended to result in significant change to current practice.  FAS 165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The provisions of FAS 165 are effective for interim or annual financial periods ending after June 15, 2009. The Company has adopted the provisions of FAS 165 effective as of June 30, 2009 and its adoption did not have a material impact on its results of operations, financial condition or its disclosures.  The Company has evaluated subsequent events through August 10, 2009.

Future Implementations

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS No. 167”). This Statement amends certain guidance in FASB Interpretation 46(R), “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51” (“FIN 46(R)”) for determining whether an entity is a variable interest entity (“VIE”).  FAS No. 167 requires an enterprise to perform an analysis to determine whether the Company’s variable interests give it a controlling financial interest in a VIE. A company would be required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance.  In addition, this Statement amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE.  The standard is effective for financial statements for interim or annual reporting periods that begin after November 15, 2009.  Earlier application is prohibited.  The Company is currently evaluating the impact of this Statement.

In June 2009, FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” (FAS 168)  This standard replaces Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS 162) and establishes only two levels of GAAP, authoritative and non-authoritative.  The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants.  All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.  The standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s financial position and results of operations.

3) CONDENSED DEBTOR COMBINED FINANCIAL STATEMENTS

Condensed combined financial statements for the Debtors as of June 30, 2009 and for the quarter and six months then ended are presented below.  These condensed combined financial statements include investments in subsidiaries carried under the equity method.

Condensed Combined Statement of Operations

(Debtor-in-Possession)

 (In millions)

	Chemtura Corporation and
	Subsidiaries in Reorganization
	Quarter Ended	Six Months Ended
	June 30, 2009	June 30, 2009

Net sales	$518	$904

Cost of goods sold	426	772
Selling, general and administrative	45	89
Depreciation and amortization	28	57
Research and development	5	10
Antitrust costs	7	9
Impairment of long-lived assets	49	49

Operating profit (loss)	(42)	(82)

Interest expense	(15)	(38)
Other expense, net	(14)	(12)
Reorganization items, net	(6)	(46)
Equity in net loss of subsidiaries	(44)	(36)

Loss before income taxes	(121)	(214)
Income tax expense	3	2
Net loss	$(118)	$(212)

Condensed Combined Balance Sheet

(Debtor-in-Possession)

as of June 30, 2009

(In millions)

Chemtura
Corporation and
Subsidiaries in
Reorganization
ASSETS
Current assets	$672
Intercompany receivables	437
Investment in subsidiaries	1,951
Property, plant and equipment	450
Goodwill	149
Other assets	422
Total assets	$4,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$433
Intercompany payables	27
Other long-term liabilities	66
Total liabilities not subject to compromise	526
Liabilities subject to compromise (a)	3,236
Total stockholders’ equity	319
Total liabilities and stockholders’ equity	$4,081

(a)  Includes inter-company payables of $1,427 million.

Condensed Combined Statement of Cash Flows

(Debtor-in-Possession)

Six months ended June 30, 2009

(In millions)

Chemtura
Corporation and
Subsidiaries in
Increase (decrease) to cash	Reorganization
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(212)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of long-lived assets	49
Depreciation and amortization	57
Stock-based compensation expense	2
Reorganization items, net	46
Changes in assets and liabilities, net	(60)
Net cash used in operating activities	(118)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	3
Payments for acquisitions, net of cash acquired	(5)
Capital expenditures	(12)
Net cash used in investing activities	(14)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debtor-in-possession facility, net	250
Payments on credit facility, net	(65)
Payments on long term borrowings	(9)
Payments for debt issuance costs	(28)
Net cash provided by financing activities	148

CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	16
Cash and cash equivalents at beginning of period	23
Cash and cash equivalents at end of period	$39

4) LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

Under Chapter 11 of the Bankruptcy Code, certain claims against the Debtors in existence prior to the filing of the petitions for relief are stayed while the Debtors continue business operations as a debtor-in-possession.  These estimated claims are reflected in the Consolidated Balance Sheet as liabilities subject to compromise as of June 30, 2009 and are summarized in the table below.  Such claims remain subject to future adjustments.  Adjustments may result from actions of the Court, negotiations, rejection or acceptance of executory contracts, determination as to the value of any collateral securing claims, proofs of claim or other events.

The Debtors have received approval from the Court to pay or otherwise honor certain of their pre-petition obligations, including approval to pay outstanding employee wages, health benefits, and certain other employee obligations.  Additionally, the Debtors are authorized to continue to honor their current customer policies and programs to ensure the reorganization process will not adversely impact customers.

The amounts of liabilities subject to compromise consist of the following:

As of
(In millions)	June 30, 2009
6.875% Notes due 2016 (a)	$500
7% Notes due July 2009 (a)	370
6.875% Debentures due 2026 (a)	150
Senior credit facility (a)	115
Other borrowings	12
Total debt subject to compromise	1,147

Pension and post-retirement health care liabilities	351
Accounts payable	129
Environmental reserves	35
Litigation reserves	60
Accrued interest expense	7
Other miscellaneous liabilities	80
Total liabilties subject to compromise	$1,809

(a)               The carrying value of pre-petition debt has been adjusted to its respective face value as this represents the expected allowable claim under the Chapter 11 proceedings.  As a result, debt issuance costs, discounts and premiums were charged to reorganization items, net on the Consolidated Statement of Operations.

Reorganization items are presented separately in the Consolidated Statement of Operations and represent items realized or incurred by the Company as a direct result of the Debtors’ petition filings under Chapter 11 of the Bankruptcy Code.

The reorganization items recorded in the Statements of Operations consist of the following:

	Quarter	Six Months
	Ended	Ended
(In millions)	June 30, 2009	June 30, 2009
Write-off debt discounts and premiums	$—	$24
Write-off debt issuance costs	—	7
Professional fees	18	23
Gain on settlement of pre-petition liabilities	(12)	(12)
Write-off deferred charges related to termination of U.S. accounts receivable facility	—	4
Total reorganization items, net	$6	$46

5) COMPREHENSIVE (LOSS) INCOME

An analysis of the Company’s comprehensive (loss) income follows:

	Quarter ended June 30,		Six months ended June 30,
(In millions)	2009	2008	2009	2008
Net loss	$(117)	$(273)	$(211)	$(293)
Other comprehensive (loss) income:
Foreign currency translation adjustments (net of tax)	93	12	38	89
Unrecognized pension and other post-retirement benefit costs (net of tax)	5	(4)	4	(2)
Change in fair value of derivatives (net of tax)	—	2	—	4
Comprehensive loss	(19)	(263)	(169)	(202)
Comprehensive income attributable to the non-controlling interest	—	(2)	—	(1)
Comprehensive loss attributable to Chemtura Corporation	$(19)	$(265)	$(169)	$(203)

The components of accumulated other comprehensive loss at June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
(In millions)	2009	2008
Foreign currency translation adjustment (net of tax)	$101	$63
Unrecognized pension and other post-retirement benefit costs (net of tax)	(266)	(270)
Fair value of derivatives (net of tax)	(1)	(1)

Accumulated other comprehensive loss	$(166)	$(208)

Reclassifications from other comprehensive loss to earnings related to the Company’s natural gas price swap contracts aggregated to an immaterial pre-tax loss and a $1 million pre-tax loss during the quarters ended June 30, 2009 and 2008, respectively and $1 million pre-tax loss and a $1 million pre-tax loss during the six months ended June 30, 2009 and 2008, respectively.

6) ACQUISITIONS AND DIVESTITURES

GLCC Laurel, LLC Acquisition

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

Oleochemical Divestiture

On February 29, 2008, the Company completed the sale of its oleochemicals business which included the Company’s Memphis, Tennessee facility and recorded a net loss of $26 million.  Proceeds from the transaction were used to reduce debt.  The assets sold included inventory of $26 million, accounts receivable of $23 million, goodwill of $13 million, net fixed assets of $7 million, and intangible assets of $1 million.  The oleochemicals business had revenues of approximately $160 million in 2007.  As the Company does not capture fully absorbed costs, and certain assets and liabilities at the level of an individual product line (such as oleochemicals), cash flows for this business were determined not to be clearly distinguishable from the rest of the Company and therefore the operational results for oleochemicals were not classified as a discontinued operation.

7) SALE OF ACCOUNTS RECEIVABLE

At December 31, 2008, the Company had a committed U.S. Facility which provided funding for the sale of up to $100 million of its eligible U.S. receivables to certain purchasers.  On January 23, 2009, the Company entered into the 2009 U.S. Facility with up to $150 million of capacity and a three-year term with certain lenders under its 2007 Credit Facility.  Lenders who participated reduced their commitments to the 2007 Credit Facility pro-rata to their commitments to purchase U.S. eligible accounts receivable under the 2009 U.S. Facility.  Accounts receivable sold under the former facility amounted to $36 million as of December 31, 2008.  The former U.S. Facility was terminated upon the effectiveness of the 2009 U.S. Facility.

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

The 2009 U.S. Facility was terminated on March 23, 2009 as a condition of the Debtors entering into the DIP Credit Facility.  All accounts receivables were sold back by the purchasers and the SPE to their original selling entity using proceeds of $117 million from the DIP Credit Facility.

Following the termination of the 2009 U.S. Facility, deferred financing costs of approximately $4 million related to this facility were charged to reorganization items, net in the Consolidated Statement of Operations.

Certain of the Company’s European subsidiaries maintained a separate European Facility to sell up to approximately $247 million of the eligible accounts receivable directly to a purchaser.  International accounts receivable sold under this facility was $67 million as of December 31, 2008.  This facility terminated during the quarter and there were no outstanding accounts receivable that had been sold as of June 30, 2009.  The availability and access to the European Facility was restricted by the purchaser in late December 2008 in light of the Company’s financial performance.  As a result, the Company was unable to sell additional accounts receivables under this program during the first and second quarters of 2009.  Despite good faith discussions, the Company has been unable to conclude an agreement to resume sales of accounts receivable under the European Facility either prior to the Chapter 11 filing or thereafter.  During the second quarter, with no agreement to restart the facility, the remaining balance of the accounts receivable previously sold under the facility was settled and the facility was terminated.  The Company is currently evaluating alternatives to this program.

8) INVENTORIES

Components of inventories are as follows:

	June 30,	December 31,
(In millions)	2009	2008
Finished goods	$326	$416
Work in process	43	34
Raw materials and supplies	145	161
	$514	$611

Included in the above net inventory balances are inventory obsolescence reserves of approximately $32 million and $31 million at June 30, 2009 and December 31, 2008, respectively.

9) ASSET IMPAIRMENTS

In the second quarter of 2009, the Company experienced continued year-over-year revenue reductions from the impact of the global recession in the electronic, building and construction industries.  In addition, the Consumer Performance Products segment revenues were impacted by cooler and wetter than normal weather in the northeastern and mid-western regions of the United States.  Based on these factors, the Company reviewed the recoverability of the long-lived assets of its segments in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”).  The Company evaluates the recoverability of the carrying value of its long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company realizes that events and changes in circumstances can be more frequent in the course of a U.S. bankruptcy process.  Under such circumstances, the Company assesses whether the projected undiscounted cash flows of its businesses are sufficient to recover the existing unamortized carrying value of its long-lived assets. If the undiscounted projected cash flows are not sufficient, the Company calculates the impairment amount by several methodologies, including discounting the projected cash flows using its weighted average cost of capital and valuation estimates from third parties.  The amount of the impairment is written-off against earnings in the period in which the impairment has been determined in accordance with FAS 144.

For PVC Additives, a component of the Industrial Engineered Products reporting segment, the long-lived assets were in excess of the undiscounted cash flows.  As a result, the Company recorded a pre-tax impairment charge of $60 million to write-down the value of property, plant and equipment, net by $48 million and intangible assets, net by $12 million as of June 30, 2009.  The $60 million charge is included within impairment of long lived assets in the consolidated statements of operations.

Due to the factors cited above, the Company also concluded it was appropriate to perform a goodwill impairment review as of June 30, 2009.  The Company used the updated projections in their long-range plan to compute estimated fair values of its reporting units.  These projections indicated that the estimated fair value of the Consumer Performance Products reporting unit was less than its carrying value.  Based on the Company’s preliminary analysis, an estimated goodwill impairment charge of $37 million was recorded for this reporting unit in the second quarter of 2009 (representing the remaining goodwill in this reporting unit).  Due to the complexity of the analysis which involves completion of fair value analyses and the resolution of certain significant assumptions, the Company will finalize this goodwill impairment charge in the third quarter of 2009. Refer to Note 11 “Goodwill and Intangible Assets” for further information.

The impact of these two impairments totaled $97 million in the second quarter of 2009.  In the second quarter of 2008, the Company incurred a $320 million goodwill impairment charge relating to Consumer Performance Products.

10) PROPERTY, PLANT AND EQUIPMENT

	June 30,	December 31,
(In millions)	2009	2008
Land and improvements	$82	$83
Buildings and improvements	252	248
Machinery and equipment	1,264	1,233
Information systems equipment	215	190
Furniture, fixtures and other	30	30
Construction in progress	53	80
	1,896	1,864
Less accumulated depreciation	1,122	1,002
	$774	$862

Depreciation expense amounted to $34 million and $46 million for the quarters ended June 30, 2009 and 2008, respectively, and $69 million and $105 million for the six months ended June 30, 2009 and 2008, respectively.  Depreciation expense includes accelerated depreciation of certain fixed assets associated with the Company’s restructuring programs, divestment activities and the consolidation of its legacy ERP systems of $9 million for the quarter ended June 30, 2008 and $2 million and $31 million for the six months ended June 30, 2009 and 2008, respectively.

11) GOODWILL AND INTANGIBLE ASSETS

Goodwill by reportable segment is as follows:

			Crop
	Consumer	Industrial	Protection
	Performance	Performance	Engineered
(In millions)	Products	Products	Products	Total

December 31, 2008	$37	$171	$57	$265
Impairment Charge	(37)	—	—	(37)
Foreign currency translation	—	6	—	6
June 30, 2009	$—	$177	$57	$234

The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) as of July 31, or sooner, if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value.  The Company estimates the fair value of its reporting units utilizing income and market approaches through the application of discounted cash flow and market comparable methods.  The assessment is required to be performed in two steps: step one to test for a potential impairment of goodwill and, if potential losses are identified, step two to measure the impairment loss through a full fair valuing of the assets and liabilities of the reporting unit utilizing the acquisition method of accounting.

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

The financial performance of certain reporting units was negatively impacted versus expectations due to the cold and wet weather conditions during the first half of 2009.  This fact along with the macro economic factors cited above, resulted in the Company concluding it was appropriate to perform a goodwill impairment review as of June 30, 2009.  The Company used the updated projections in their long-range plan to compute estimated fair values of its reporting units.  These projections indicated that the estimated fair value of the Consumer Performance Products reporting unit was less than its carrying value.  Based on the Company’s preliminary analysis, an estimated goodwill impairment charge of $37 million was recorded for this reporting unit in the second quarter of 2009 (representing the remaining goodwill in this reporting unit).  Due to the complexity of the analysis which involves completion of fair value analyses and the resolution of certain significant assumptions, the Company will finalize this goodwill impairment charge in the third quarter of 2009.

The Company continually monitors and evaluates business and competitive conditions that affect its operations and reflects the impact of these factors in its financial projections.  If permanent or sustained changes in business or competitive conditions occur, they can lead to revised projections that could potentially give rise to impairment charges.

The Company’s intangible assets (excluding goodwill) are comprised of the following:

	June 30, 2009			December 31, 2008
(In millions)	Gross Cost	Accumulated Amortization	Net Intangibles	Gross Cost	Accumulated Amortization	Net Intangibles
Patents	$136	$(54)	$82	$137	$(50)	$87
Trademarks	287	(68)	219	285	(51)	234
Customer relationships	158	(40)	118	155	(35)	120
Production rights	45	(17)	28	45	(15)	30
Other	75	(31)	44	73	(27)	46
Total	$701	$(210)	$491	$695	$(178)	$517

The increase in gross intangible assets since December 31, 2008 is primarily due to foreign currency translation.

Amortization expense related to intangible assets amounted to $9 million and $11 million for the quarters ended June 30, 2009 and 2008, respectively, and $18 million and $21 million for the six months ended June 30, 2009 and 2008, respectively.  Additionally, the Company recorded a pre-tax impairment charge against accumulated amortization of $12 million to write down the value of intangible assets as of June 30, 2009.  Refer to Note 9 “Asset Impairments” for further information.

12) DEBT

The Company’s debt is comprised of the following:

(In millions)	June 30, 2009	December 31, 2008

6.875% Notes due 2016 (a)	$500	$498
7% Notes due July 2009 (a)	370	374
6.875% Debentures due 2026 (a)	150	126
Senior credit facility (a)	115	180
Debtor-in-possession credit facility	250	—
Other borrowings (b)	17	26
Total Debt	1,402	1,204

Less: Short-term borrowings	(253)	(3)
Current portion of long-term debt	—	(1,178)
Liabilities subject to compromise	(1,147)	—

Total Long-Term Debt	$2	$23

(a)       Outstanding balance is classified as liabilities subject to compromise on the Consolidated Balance Sheet at June 30, 2009.

(b)      $12 million of the other borrowings is classified as liabilities subject to compromise on the Consolidated Balance Sheet at June 30, 2009.

Debtor-in-Possession Credit Facility

On March 18, 2009, the Debtors entered into a $400 million senior secured DIP Credit Facility arranged by Citigroup Global Markets Inc. with Citibank, N.A. as Administrative Agent, subject to approval by the Court.  On March 20, 2009, the Court entered an interim order providing approval for the Debtors to access $190 million of the DIP Credit Facility in the form of a $165 million term loan and a $25 million revolving credit facility.  The DIP Credit Facility closed on March 23, 2009 with the drawing of the $165 million term loan.  The initial use of proceeds was used to fund the termination of the 2009 U.S. Facility and pay fees and expenses associated with the transaction.

On April 29, 2009, the Company, certain of its subsidiaries that are guarantors under the DIP Credit Facility, the banks, financial institutions and other institutional lenders party to the DIP Credit Facility (the “Lenders”), and Citibank, N.A., as Administrative Agent for the Lenders, entered into Amendment No. 1 to the DIP Credit Facility.  The DIP Credit Facility was amended to (i) increase the outstanding amount of intercompany loans the Debtors could make to the non-debtor foreign subsidiaries of the Company from $8 million to $40 million; (ii) a reduction in the required level of borrowing availability under the minimum availability covenant; and (iii) the elimination of the requirement to pay additional interest expense if a specified level of accounts receivable financing was not available to the Company’s European subsidiaries.  On that same date, the Court granted final approval of the DIP Credit Facility, as amended pursuant to Amendment No. 1 thereto.

The DIP Credit Facility is comprised of the following:  (i) a $250 million non-amortizing term loan; (ii) a $64 million revolving credit facility; and (iii) an $86 million revolving credit facility representing the “roll-up” of certain outstanding secured amounts owed to lenders under the existing 2007 Credit Facility who have commitments under the DIP Credit Facility.  In addition, a sub-facility for letters of credit (“Letters of Credit”) in an aggregate amount of $50 million is available under the unused commitments of the revolving credit facilities.  As of June 30, 2009, the only drawing under the DIP Credit Facility was the $250 million term loan.

The Court entered a final order providing full access to the $400 million DIP Credit Facility on April 29, 2009.  On May 4, 2009, the Company drew the $85 million balance of the $250 million term loan and used the proceeds together with cash on hand to fund the $86 million “roll up” of certain outstanding secured amounts owed to certain lenders under the 2007 Credit Facility as approved by the final order.

On July 13, 2009, the Company and the parties to the DIP Credit Facility entered into Amendment No. 2 to the DIP Credit Facility subject to approvals by the Court and the Company’s Board of Directors which approvals were obtained on July 14 and July 15, 2009, respectively.  The DIP Credit Facility was amended to provide for, among other things, an option by the Company to extend the maturity of the DIP Credit Facility for two consecutive three month periods subject to the satisfaction of certain conditions.  Prior to Amendment No. 2, the DIP Credit Facility matured on the earlier of 364 days, the effective date of a plan of reorganization or the date of termination in whole of the Commitments (as defined in the DIP Credit Facility).

The option to extend the maturity date for the first additional three month period is subject to the satisfaction of certain conditions including, among other things, delivery of a business plan projecting EBITDA for the extension period, the filing of a plan of reorganization with the Bankruptcy Court, Availability (as defined in the DIP Credit Facility) as of the initial maturity date of not less than $30 million, and the payment of an extension fee of 1% of the outstanding principal balance.  The option to extend the maturity date for a second additional three month period is subject to the satisfaction of certain conditions including, among other things, approval of the extension by the Required Lenders (as defined in the DIP Credit Facility), approval by the Bankruptcy Court of a disclosure statement and procedures to solicit votes with respect to a plan of reorganization, Availability (as defined in the DIP Credit Facility) as of June 22, 2010 of not less than $30 million, and the payment of an additional extension fee of 1% of the outstanding principal balance.  If the Company extends the maturity of the DIP Credit Facility (as allowed under Amendment No. 2), the applicable per annum interest rate for borrowings under the DIP Credit Facility increases 1% during the three month extension and an additional 1% commencing June 22, 2010 if extended for six months.

Amendment No. 2 also provided for an increase in the amount of permitted capital expenditures for the periods of each maturity date extension of the DIP Credit Facility, the exclusion from the calculation of EBITDA any non-cash foreign currency exchange gains and losses resulting from balance sheet re-measurement, permitting the $40 million basket for inter-company loans to non-debtor foreign subsidiaries to be utilized for up to $10 million of equity contributions to such subsidiaries and for the issuance of letters of credit under the DIP Credit Facility to support credit facilities of certain foreign subsidiaries.

The DIP Credit Facility is secured by a super-priority lien on substantially all of the Company’s U.S. assets, including (i) accounts receivable; (ii) inventory; (iii) machinery, plant and equipment; (iv) intellectual property; (v) pledges of the equity of first tier subsidiaries; and (vi) pledges of debt and other instruments.

Availability of credit under the DIP Credit Facility is equal to (i) the lesser of (a) the Borrowing Base (as defined below) and (b) the effective commitments under the DIP Credit Facility minus (ii) the aggregate amount of the DIP Loans and any undrawn or unreimbursed Letters of Credit.  Borrowing Base is the sum of (i) 80% of the Debtors’ eligible accounts receivable, plus (ii) the lesser of (a) 85% of the net orderly liquidation value percentage (as defined in the DIP Credit Facility) of the Debtors’ eligible inventory and (b) 75% of the cost of the Debtors’ eligible inventory, plus (iii) $125 million, less certain reserves determined in the discretion of the Administrative Agent to preserve and protect the value of the collateral.

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

The obligations of the Company as borrower under the DIP Credit Facility are guaranteed by the Company’s U.S. subsidiaries who are Debtors in the Chapter 11 cases, which, together with the Company own substantially all of the Company’s U.S. assets.  The obligations must also be guaranteed by each of the Company’s subsidiaries that become party to the Chapter 11 cases, subject to specified exceptions.

All amounts owing by the Company and the guarantors under the DIP Credit Facility and certain hedging arrangements and cash management services are secured, subject to a carve-out as set forth in the DIP Credit Facility (the “Carve-Out”), for professional fees and expenses (as well as other fees and expenses customarily subject to such Carve-Out), by (i) a first priority perfected pledge of (a) all notes owned by the Company and the guarantors and (b) all capital stock owned by the Company and the guarantors (subject to certain exceptions relating to their respective foreign subsidiaries) and (ii) a first priority perfected security interest in all other assets owned by the Company and the guarantors, in each case, junior only to liens as set forth in the DIP Credit Facility and the Carve-Out.

The DIP Credit Facility requires the Company to meet certain financial covenants including the following: (a) minimum cumulative monthly earnings before interest, taxes, and depreciation (“EBITDA”), after certain adjustments, on a consolidated basis; (b) a maximum variance of the weekly cumulative cash flows of the Debtors, compared to an agreed upon forecast; (c) minimum borrowing availability of $25 million until June 30, 2009, and $30 million thereafter; and (d) maximum quarterly capital expenditures.  In addition, the DIP Credit Facility contains covenants which, among other things, limit the incurrence of additional debt, operating leases, issuance of capital stock, issuance of guarantees, liens, investments, disposition of assets, dividends, certain payments, mergers, change of business, transactions with affiliates, prepayments of debt, repurchases of stock and redemptions of certain other indebtedness and other matters customarily restricted in such agreements.  As of June 30, 2009, the Company was in compliance with the covenant requirements of the DIP Credit Facility.

The DIP Credit Facility contains events of default, including, among others, payment defaults, breaches of representations and warranties, and covenant defaults.

Credit Facility Guarantees

The Chapter 11 filing constituted an event of default under, or otherwise triggered repayment obligations with respect to, a number of debt instruments and agreements relating to direct and indirect financial obligations of the Debtors (collectively “Pre-petition Debt”).  All obligations under the Pre-petition Debt have become automatically and immediately due and payable.  The Debtors believe that any efforts to enforce the payment obligations under the Pre-petition Debt have been stayed as a result of the Company’s filing for relief under Chapter 11 of the U.S. Bankruptcy Code.  As a result, interest accruals and payments for the unsecured Pre-petition Debt have ceased as of the petition date.  The amount of contractual interest expense not recorded in the quarter and six months ended June 30, 2009 was approximately $20 million and $23 million, respectively.  The Pre-petition Debt is constituted by $500 million of 6.875% Notes due 2016 (“2016 Notes”), $370 million of 7% Notes due July 15, 2009 (“2009 Notes”), $150 million 6.875% Debentures due 2026 (“2026 Debentures”), $115 million due 2010 under the 2007 Credit Facility and $12 million of other borrowings.

The 2007 Credit Facility is guaranteed by certain U.S. subsidiaries of the Company (the “Domestic Subsidiary Guarantors”).  Pursuant to a 2007 Credit Facility covenant, the Company and the Domestic Subsidiary Guarantors were, in June of 2007, required to provide a security interest in the equity of their first tier subsidiaries (limited to 66% of the voting stock of first-tier foreign subsidiaries).  Under the terms of the indentures for the 2009 Notes, 2016 Notes and the 2026 Debentures (collectively, the “Notes”), the Company is required to provide security for the Notes on an equal and ratable basis if (and for so long as) the principal amount of secured debt exceeds certain thresholds related to the Company’s assets.  The thresholds vary under each of the indentures.  In order to avoid having the Notes become equally and ratably secured with the 2007 Credit Facility obligations, the lenders agreed to limit the amount secured by the pledged equity to the maximum amount that would not require the notes to become equally and ratably secured (the “Maximum Amount”).  In connection with the amendment and waiver agreement dated December 30, 2008, the Company and the Domestic Subsidiary Guarantors entered into a Second Amended and Restated Pledge and Security Agreement.  In addition to the prior pledge of equity granted to secure the 2007 Credit Facility obligations, the Company and the Domestic Subsidiary Guarantors granted a security interest in their inventory.  The value of this security interest continues to be limited to the Maximum Amount.

Borrowings under the 2007 Credit Facility at June 30, 2009 were $115 million.  During the quarter borrowings under the 2007 Credit Facility were reduced by $86 million following the entry of the final order of the DIP Credit Facility approving the “roll-up” of these advances.  Further, following the drawing of certain letters of credit issued under the 2007 Credit Facility, borrowings increased by $13 million.

The Company has standby letters of credit and guarantees with various financial institutions the majority of which were issued under the 2007 Credit Facility and are pre-petition liabilities.  At June 30, 2009, the Company had $94 million of outstanding letters of credit and guarantees primarily related to liabilities for environmental remediation, insurance obligations and European value added tax obligations of which $75 million were issued under the 2007 Credit Facility and are pre-petition liabilities and $7 million were issued under the DIP Credit Facility letter of credit sub-facility.  The Company also had $18 million of third party guarantees at June 30, 2009 for which it has reserved $2 million at June 30, 2009, which represents the probability weighted fair value of these guarantees.

13) INCOME TAXES

The Company reported an immaterial amount of income tax expense for the quarter ended June 30, 2009 and income tax expense of $11 million for the quarter ended June 30, 2008, and $6 million and $20 million for the six months ended June 30, 2009 and 2008, respectively.  The Company has established a valuation allowance against the tax benefits associated with the Company’s year to date U.S. net operating loss.  The Company will continue to adjust its tax provision through the establishment, or release, of the non-cash valuation allowance attributable to currently generated U.S. pre-tax losses until such time as the U.S. operations have evidenced the ability to consistently generate income such that in future periods the Company can expect that the deferred tax assets can be utilized on a more-likely-than-not basis.

The Company has net liabilities related to unrecognized tax benefits of $83 million at June 30, 2009 and $85 million at December 31, 2008.  At June 30, 2009, $35 million of the net tax liability has been classified as liabilities subject to compromise.

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), the Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense.  Accrued interest and penalties are included within the related liability lines in the consolidated balance sheet.  The Debtors are not subject to interest beginning on March 18, 2009, the date on which the Debtor’s filed for relief under Chapter 11 of the Bankruptcy Code.

The Company believes it is reasonably possible that its unrecognized tax benefits may decrease approximately $10 million within the next year.  This reduction may occur due to the conclusion of examinations by tax authorities.  The Company further expects that the amount of unrecognized tax benefits will continue to change as the result of ongoing operations, the outcomes of tax audits, and the passing of statutes of limitations.  This change is not expected to have a significant impact on the results of operations or the financial position of the Company.

14) EARNINGS (LOSS) PER COMMON SHARE

The computation of basic earnings (loss) per common share is based on the weighted average number of common shares outstanding.  The computation of diluted earnings (loss) per common share is based on the weighted average number of common and common share equivalents outstanding.  The Company had no outstanding common share equivalents for the quarters and six months ended June 30, 2009 and 2008 for purposes of computing diluted earnings (loss) per share.

The weighted average common shares outstanding for the quarters ended June 30, 2009 and 2008 were 242.9 million and 242.2 million, respectively, and for the six months ended June 30, 2009 and 2008 were 242.9 million and 242.2 million, respectively.

The shares of common stock underlying the Company’s outstanding stock options of 9.8 million and 11.6 million shares at June 30, 2009 and 2008, respectively, were excluded from the calculation of diluted earnings (loss) per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares as of such dates.  These options could be dilutive if the average share price increases and is greater than the exercise price of these options.  The Company’s performance-based restricted stock units (“RSUs”) of 0.6 million and 2.1 million at June 30, 2009 and 2008, respectively, were also excluded from the calculation of diluted earnings (loss) per share because the specified performance criteria for the vesting of these RSUs had not yet been met.  These RSUs could be dilutive in the future if the specified performance criteria are met.

15) STOCK-BASED COMPENSATION

Stock-based compensation expense, including amounts for RSUs and stock options, was $1 million and $2 million for the quarters ended June 30, 2009 and 2008, respectively and $2 million and $5 million for the six months ended June 30, 2009 and 2008, respectively.  In 2009 and 2008, stock-based compensation expense was primarily reported in SG&A.

The Company uses the Black-Scholes option-pricing model to determine the compensation expense related to stock options.  The Company has elected to recognize compensation cost for option awards granted equally over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  Using this method, the weighted average fair value of stock options granted during the quarter ended June 30, 2008 was $2.75 and for the six months ended June 30, 2008 was $3.38.  Total remaining unrecognized compensation costs associated with unvested stock options and RSUs at June 30, 2009 were $3 million and $2 million, respectively, which will be recognized over the weighted average period of approximately one year.

The Company did not grant any stock options or restricted stock units during the six months ended June 30, 2009.

On July 27, 2009, the Organization, Compensation and Governance Committee of the Board of Directors adopted the Emergence Incentive Plan, subject to the approval of the Court, which approval was received on July 28, 2009.  The Emergence Incentive Plan provides the opportunity for participants to earn an award that will be granted upon the Company’s emergence from Chapter 11 in the form of time-based restricted stock units and/or stock options, if feasible, or in another form of consideration.  The number of employees included in the Emergence Incentive Plan and the size of the award pool is based upon specific Consolidated EBITDA levels achieved during the twelve month period immediately preceding the Company’s emergence from Chapter 11.  The Emergence Incentive Plan also provides for an award pool valued at $750,000 that the Committee can utilize, at its discretion, for new hires and promotions during the pendency of the Chapter 11 proceedings.

16) PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of the Company’s defined benefit plans net periodic benefit (credit) cost for the quarters and six months ended June 30, 2009 and 2008 are as follows:

	Defined Benefit Plans
	Qualified		International and			Post-Retirement
	U.S. Plans		Non-Qualified Plans			Health Care Plans
	Quarter ended June 30,		Quarter ended June 30,			Quarter ended June 30,
(In millions)	2009	2008	2009	2008		2009	2008

Service cost	$—	$1	$1	$2		$—	$1
Interest cost	12	11	5	6		2	3
Expected return on plan assets	(14)	(16)	(4)	(6)		—	—
Amortization of prior service cost	—	—	—	—		(1)	—
Amortization of actuarial losses	2	2	—	—		1	(1)
Curtailment	—	—	—	(7	)(a)	—	—

Net periodic benefit (credit) cost	$—	$(2)	$2	$(5)		$2	$3

	Defined Benefit Plans
	Qualified		International and			Post-Retirement
	U.S. Plans		Non-Qualified Plans			Health Care Plans
	Six months ended June 30,		Six months ended June 30,			Six months ended June 30,
(In millions)	2009	2008	2009	2008		2009	2008

Service cost	$—	$1	$2	$3		$—	$1
Interest cost	24	23	10	13		4	5
Expected return on plan assets	(28)	(32)	(8)	(11)		—	—
Amortization of prior service cost	—	—	—	—		(2)	—
Amortization of actuarial losses	5	3	—	1		1	(1)
Curtailment	—	—	—	(7	)(a)	—	—

Net periodic benefit (credit) cost	$1	$(5)	$4	$(1)		$3	$5

(a)

During the quarter ended June 30, 2008, the Company recorded a curtailment gain of $7 million due to the decision to eliminate future earnings benefits of participants in certain international pension plans.

The Company contributed $1 million to its U.S. non-qualified pension plans and $2 million to its international pension plans for the six months ended June 30, 2009.  Contributions to post-retirement health care plans for the six months ended June 30, 2009 were $11 million.

Liabilities subject to compromise as of June 30, 2009 include $351 million related to all of the U.S. pension and post-retirement health care plans.

17) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company uses price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases.  These contracts are designated as hedges of a portion of the Company’s forecasted natural gas purchases and involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based.  The differential paid or received as natural gas prices change is reported in AOCL.  These amounts are subsequently reclassified into COGS when the related inventory layer is sold.  At June 30, 2009, the Company had unsettled price swaps with an aggregate notional amount of approximately $3 million based on the contract price and outstanding quantities of 430 thousand British Thermal Units (“BTU’s”).  These contracts haven been terminated by the counterparties due to the Company’s Chapter 11 proceedings and have been classified as liabilities subject to compromise.  As of the termination date, the contracts were deemed to be effective and the Company has maintained hedge accounting given that the forecasted hedge transactions are probable.  Based on the market prices of these natural gas contracts on the date of termination, the Company expects to recognize a loss of approximately $2 million in 2009.  At June 30, 2008, the Company had outstanding price swaps with an aggregate notional amount of approximately $11 million based on the contract price and outstanding quantities of 2 million BTU’s.

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

The Company has exposure to changes in foreign currency exchange rates resulting from transactions entered into by the Company and its foreign subsidiaries in currencies other than their local currency (primarily trade payables and receivables).  The Company is also exposed to currency risk on intercompany transactions (including intercompany loans).  The Company manages these transactional currency risks on a consolidated basis, which allows it to net its exposure.  The Company has traditionally purchased foreign currency forward contracts, primarily denominated in Euros, British Pound Sterling, Canadian dollars, Mexican pesos, and Australian dollars to manage its transaction exposure.  The aggregate notional amount of these contracts at June 30, 2008 was approximately $583 million.  These contracts are generally recognized in other (expense) income, net to offset the impact of valuing recorded foreign currency trade payables, receivables and intercompany transactions.  The Company has not designated these derivatives as hedges, although it believes these instruments reduce the Company’s exposure to foreign currency risk.  However, as a result of the changes in the Company’s financial condition, it no longer has financing arrangements that provide for the capacity to purchase foreign currency forward contracts or hedging instruments to continue its prior practice.  As a result, the Company’s ability to hedge changes in foreign currency exchange rates resulting from transactions was limited as of June 30, 2009.  The net effect of the realized and unrealized gains and losses on these derivatives and the underlying transactions is a loss of $22 million for the quarter ended June 30, 2009, a loss of $21 million for the six months ended June 30, 2009 and a gain of $18 million for the six months ended June 30, 2008.

The following table summarizes the unrealized (gains) and losses related to certain cash flow hedging for the quarters and six months ended June 30, 2009 and 2008:

	Quarter ended June 30,		Six months ended June 30,
(in millions)	2009	2008	2009	2008
Cash flow hedges (in accumulated other comprehensive income):
Balance at beginning of period	$(1)	$2	(1)	$—
Natural gas - net change in fair value, net of tax	(1)	2	(1)	4
Natural gas - loss reclassified to earnings, net of tax	1	—	1	—
Balance at end of period, net of tax	$(1)	$4	(1)	$4

18) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

The following table presents the carrying amounts and estimated fair values of material financial instruments used by the Company in the normal course of business.

	As of June 30, 2009		As of December 31, 2008
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Total debt	$(1,402)	$(967)	$(1,204)	$(850)
Foreign currency forward contracts	$—	$—	$34	$34
Price swap contracts	$(1)	$(1)	$(2)	$(2)

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

•                  Level 3 — Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets and liabilities.

Based on Level 3 inputs utilized in the second quarter of 2009 and in accordance with the provisions of FAS 144, long-lived assets held and used with a carrying amount of $72 million were written down to their fair value of $12 million, resulting in an impairment charge of $60 million, which was included in earnings for the period.  In accordance with the provisions of FAS 142, goodwill with a carrying amount of $37 million was written down to its implied fair value of zero.  This impairment charge of $37 million was included in earnings for the period.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

		As of June 30, 2009		As of December 31, 2008
(In millions)		Level 1	Level 2	Level 1	Level 2
Assets
Derivative instruments	(a)	$—	$—	$—	$58
Investments held in trust related to a nonqualified deferred compensation plan	(b)	1	—	1	—

Assets at fair value		$1	$—	$1	$58

Liabilities
Derivative instruments	(a)	$—	$2	$—	$26
Deferred compensation liability	(b)	1	—	1	—

Liabilities at fair value		$1	$2	$1	$26

(a)          Derivative instruments include foreign currency forward contracts and commodity price swaps.  These fair values were measured based upon quoted prices for similar assets and liabilities in active markets.

(b)         Represents the deferral of compensation, the Company’s match and investment earnings related to the Company’s Supplemental Savings Plan. These securities are considered general assets of the Company until distributed to the participant and are included in other assets in the consolidated balance sheet. A corresponding liability is included in liabilities subject to compromise at June 30, 2009 and other liabilities at December 31, 2008 in the consolidated balance sheet. Quoted market prices were used to determine fair values of the investments held in a trust with a third-party brokerage firm.

19) ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations include estimates for all asset retirement obligations identified for its worldwide facilities.  The Company’s asset retirement obligations are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases at approximately 24 facilities; legal obligations to close approximately 95 brine supply, brine disposal, waste disposal, and hazardous waste injection wells and the related pipelines at the end of their useful lives; and decommissioning and decontamination obligations that are legally required to be fulfilled upon closure of approximately 35 of the Company’s manufacturing facilities.

The following is a summary of the change in the carrying amount of the asset retirement obligations for the quarters and six months ended June 30, 2009 and 2008 and the net book value of assets related to the asset retirement obligations at June 30, 2009 and 2008:

	Quarter ended June 30,		Six months ended June 30,
(In millions)	2009	2008	2009	2008
Asset retirement obligation balance at beginning of period	$23	$26	$23	$26
Accretion expense — cost of goods sold	1	1	2	3
Revisions to estimates	—	—	—	1
Payments	(1)	(2)	(2)	(5)
Asset retirement obligation balance at end of period	$23	$25	$23	$25

Net book value of asset retirement obligation assets at end of period	$2	$2	$2	$2

At June 30, 2009, $3 million of the asset retirement obligation was included in accrued expenses, $4 million was included in other liabilities and $16 million was included in liabilities subject to compromise on the consolidated balance sheet.  At December 31, 2008, $7 million was included in accrued expenses and $16 million was included in other liabilities.

20) RESTRUCTURING ACTIVITIES

On December 11, 2008, the Company announced a worldwide restructuring program to reduce cash fixed costs.  This initiative involved a worldwide reduction in the Company’s professional and administrative staff by approximately 500 people, of which approximately 450 people had exited as of June 30, 2009.  The Company recorded a pre-tax charge of $3 million for this program during the six months ended June 30, 2009 for severance and related costs.

In the second quarter of 2007, the Company commenced a world-wide restructuring program to improve performance and growth, which included the realignment of its business segments, streamlining of the organization, reevaluation of its manufacturing footprint, the redirection of efforts to focus on end-use markets, and the closure of the antioxidant facilities at Pedrengo and Ravenna, Italy and two intermediate chemical product lines at Catenoy, France.  These programs were substantially completed as of December 31, 2007.  The Company recorded pre-tax charges of $2 million for the six months ended June 30, 2008 primarily for severance related to these programs.

Additionally, the Company recorded a pre-tax benefit of $2 million during the six months ended June 30, 2008 primarily related to adjusting the reserve for unrecoverable lease costs at its Tarrytown, NY facility due to a favorable change in the sublet agreement for space at that location.

A summary of the reserves for all the Company’s cost savings and restructuring programs is as follows:

(In millions)	Severance and Related Costs	Other Facility Closure Costs	Total
Balance at January 1, 2009	$29	$2	$31
2009 charges	3	—	3
Cash payments	(17)	(1)	(18)

Balance at June 30, 2009	$15	$1	$16

At June 30, 2009, $11 million of the above reserves were included in accrued expenses and $5 million were included in liabilities subject to compromise on the consolidated balance sheet.  At December 31, 2008, $31 million was included in accrued expenses.

21) LEGAL MATTERS

Impact of Chapter 11 Proceedings

During the Chapter 11 reorganization process, substantially all pending litigation against the Debtors is stayed, as well as the majority of all other pre-petition claims.  Exceptions would generally include pre-petition claims addressed by the Court and fully secured claims.  Adjustments may result from actions of the Court, negotiations, rejection of executory contracts, determination as to the value of any collateral securing claims, proofs of claims, or other events.  Additional pre-filing claims not currently reflected in the consolidated financial statements may be identified through the proof of claim reconciliation process.  The amount of pre-filing claims ultimately allowed by the Court in respect to contingent claims may be materially different from the amounts reflected in the consolidated financial statements.  Generally, claims against Debtors arising from actions or omissions prior to their filing date may be compromised in connection with the plan of reorganization.  The ultimate resolution of all of these claims may be settled through negotiation as compared to court proceedings, with the result being that the Company retains certain obligations of the Debtors currently classified as liabilities subject to compromise in the Consolidated Balance Sheet.

Antitrust Investigations and Related Matters

Rubber Chemicals

On May 27, 2004, the Company pled guilty to a one-count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period from July 1995 to December 2001. The U.S. federal court imposed a fine of $50 million, payable in six annual installments, without interest, beginning in 2004. In light of the Company’s cooperation with the U.S. Department of Justice (the “DOJ”), the court did not impose any period of corporate probation.  On May 28, 2004, the Company pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Canadian federal court imposed a sentence requiring the Company to pay a fine of CDN $9 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid (in U.S. dollars) $2 million in 2005, $7 million in 2006, $12 million in 2007 and $17 million in 2008.  A reserve of $12 million and $18 million was included in liabilities subject to compromise and accrued expenses at June 30, 2009 and December 31, 2008, respectively.  On May 26, 2009, the U.S. District Court for the Northern District of California signed a joint stipulation and order modifying the fine and the payment schedule for the final installment of $16 million of the original $50 million due to be paid on May 27, 2009.  Under the court’s order, the Company will pay a total of $10 million in four installments: $2.5 million on or before June 30, 2009; $2.5 million on or before December 31, 2009; $2.5 million on or before June 30, 2010; and $2.5 million on or before December 31, 2010.  The Company also negotiated an agreement with Canadian authorities whereby the Company would pay a total of CDN $1.8 million (approximately U.S. $1.6 million) in satisfaction of the outstanding amount on the Canadian fine according to the following schedule:  CDN $450,000 (approximately U.S. $390,000) on or before June 30, 2009; CDN $450,000 (approximately U.S. $390,000) on or before December 31, 2009; CDN $450,000 (approximately U.S. $390,000) on or before June 30, 2010; and CDN $450,000 (approximately U.S. $390,000) on or before December 31, 2010.  The Company paid the first installments of $2.5 million and CDN $450,000 (approximately U.S. $390,000) on July 6 and 9, 2009, respectively, after receiving bankruptcy court approval to do so.

European Union (“EU”) Investigations

The Company and certain of its subsidiaries are subjects of, and continue to cooperate in, an investigation being conducted by the European Commission (the “EC”) with respect to possible antitrust violations relating to the sale and marketing of various classes of heat stabilizers. Such investigations concern anticompetitive practices, including price fixing and customer or market allocations, undertaken by the Company and such subsidiaries and certain of their officers and employees.  The Company and its subsidiaries that are subject to the investigations have received from the EC written assurances of conditional amnesty with respect to certain classes of heat stabilizers. The assurances of amnesty are conditioned upon several factors, including continued cooperation with the EC.  The Company has been actively cooperating with the EC regarding the heat stabilizer investigation.  On March 17, 2009, the EC issued its Statement of Objections setting out the EC’s preliminary conclusions and confirming the Company’s status as conditional immunity recipient.  On May 14, 2009, the Company submitted its response to the EC Statement and Objections and on June 17 to June 18, 2009, the Company attended an Oral Hearing at the EC.  It is anticipated that the EC will issue its Final Decision before the end of 2009.

Civil Lawsuits

The actions described below under “U.S. Civil Antitrust Actions” are in various procedural stages of litigation. Although the actions described below have not had a material adverse impact on the Company, we cannot predict the outcome of any of those actions. The Company will seek cost-effective resolutions of the various pending and threatened legal proceedings against the Company; however, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company has established reserves for all direct and indirect purchaser claims as of June 30, 2009.

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

Federal Lawsuits.  The Company and certain of its subsidiaries continues to be a defendant in two lawsuits pending in the federal courts.  One of these suits is a Massachusetts indirect purchaser claim premised upon violations of state law.  The suit was originally filed in Massachusetts state court in May 2005 as an indirect purchaser action, and was subsequently removed to the United States District Court, District of Massachusetts.  The complaint initially related to purchases of any product containing rubber and urethane products, defined to include EPDM, nitrile rubber and urethanes, but is now limited to urethanes only.  On September 12, 2008, the Company received final court approval of a settlement agreement covering this action.  The other suit, described separately below under the sub-heading “Bandag”, was originally filed as a direct purchaser suit on June 29, 2006 in the United States District Court, Middle District of Tennessee and was subsequently transferred to the United States District Court, Northern District of California.  In both of these actions, and in all actions pending in state courts (further described below), the plaintiffs seek, among other things, treble damages, costs (including attorneys’ fees) and injunctive relief preventing further violations of the improper conduct alleged in the complaint.  Neither of these federal suits is expected to have a material adverse effect on the Company.

Bandag.  This suit was originally brought by Bridgestone Americas Holding, Inc, Bridgestone Firestone North American Tire, LLC, and Pirelli Tire, LLC (all of whom have since settled) along with the remaining plaintiff, Bandag Incorporated (n/k/a/ Bridgestone Bandag, LLC), with respect to purchases of rubber chemicals from the Company, Uniroyal and several of the world-wide leading suppliers of rubber chemicals.  This suit alleges that the Company and Uniroyal, along with other rubber chemical manufacturers, conspired to fix the prices of the rubber chemicals, and to divide the rubber chemicals markets in violation of Section 1 of the Sherman Act.  Bandag Incorporated, a designer and manufacturer of tire re-treading, directly purchased from the Company and from the other defendants to this suit, and in doing so, claims to have paid artificially inflated prices for rubber chemicals. Bandag has requested treble damages, costs (including attorneys’ fees) and such other relief as the court may deem appropriate.  The Company has agreed to utilize binding arbitration to try the claims at issue in this action.  The arbitration hearings were held on March 4 through March 6 of 2009.  On May 5, 2009, the Bankruptcy Court entered an order modifying the automatic stay to allow the arbitration to proceed in order to liquidate the amount of this pre-petition claim.  On July 28, 2009, the arbitration panel issued its decision, awarding Bandag damages in the amount of $8 million and attorneys’ fees in the amount of $6 million.  This claim is subject to compromise in the Company’s Chapter 11 proceedings.

State Lawsuits. The Company, individually or together with Uniroyal, also continues to be a defendant in certain indirect purchaser antitrust class action lawsuits filed in state courts involving the sale of urethanes and urethane chemicals.  The complaints in these actions principally allege that the defendants conspired to fix, raise, maintain or stabilize prices for urethanes and urethane chemicals, sold in the United States in violation of certain antitrust statutes and consumer protection and unfair or deceptive practices laws of the relevant jurisdictions and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities.  There are currently 13 state complaints pending.  On September 12, 2008, the Company received final court approval of a settlement agreement covering one of these actions.  In addition, on December 23, 2008, the Company received preliminary court approval of a settlement agreement covering the remaining 12 complaints, all of which are pending in a coordinated proceeding in the Superior Court of the State of California for the County of San Francisco.  None of these state lawsuits individually or in the aggregate is expected to have a material adverse effect on the Company.

Australian Civil Antitrust Matters

On September 27, 2007, the Company was sued in the Federal Court of Australia for alleged price fixing violations with respect to the sale of rubber chemicals in Australia.  The applicant filed an amended Statement of Claim on November 21, 2008.  The Company’s application to have the amended Statement of Claim struck out was listed for hearing on February 23, 2009.  The court has reserved its decision as to the Company’s application to have the amended Statement of Claim struck out.  The Company does not expect this matter to have a material adverse effect on the Company.

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

Shareholder Derivative Lawsuit

Certain current directors and one former director and officer of the Company (the “Individual Defendants”) are defendants in a shareholder derivative lawsuit filed on August 25, 2003 in Connecticut state court, nominally brought on behalf of the Company. The Company is a defendant in the lawsuit. The plaintiff filed an amended complaint on November 19, 2004. The amended complaint principally alleges that the Individual Defendants breached their fiduciary duties by causing or allowing the Company to issue false and misleading financial statements by inflating financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy. The plaintiff contends that this wrongful conduct caused the Company’s financial results to be inflated, cost the Company its credibility in the marketplace and market share, and has and will continue to cost the Company millions of dollars in investigative and legal fees. The plaintiff seeks, among other things, compensatory and punitive damages against the director defendants in unspecified amounts, prejudgment interest, and attorneys’ fees and costs. The Company filed a motion to strike all counts of the complaint on January 12, 2005 for failure to allege adequately that a pre-lawsuit demand on the Company’s Board of Directors by the plaintiff would have been futile and was thus excused.  This motion was subsequently denied by the court.  Discovery in this lawsuit has been stayed by the United States District Court, District of Connecticut, pending resolution of the motion to dismiss filed by the Company and the Crompton Individual Defendants in the related consolidated securities class action lawsuit described above under “Federal Securities Class Action.”  On July 25, 2008, the plaintiff filed a motion in the District of Connecticut seeking to lift the federal court’s discovery stay.  The Company will continue to defend this litigation vigorously.

Accruals

At June 30, 2009, the Company had an accrual of $37 million which was classified as liabilities subject to compromise and at December 31, 2008, the Company had an accrual of $30 million which was classified as accrued expenses, relating to the remaining U.S. direct and indirect purchaser lawsuits, the federal securities class action lawsuit described under “Federal Securities Class Action” and the shareholder derivative lawsuit described under “Shareholder Derivative Lawsuit.”  These accruals cover all direct and indirect purchaser antitrust claims.  The Company periodically reviews its accruals as additional information becomes available, and may adjust its accruals based on actual settlement offers and other later occurring events.

Other

The Company is routinely subject to other civil claims, litigation and arbitration, and regulatory investigations, arising in the ordinary course of its present business, as well as in respect of its divested businesses. Some of these claims and litigations relate to product liability claims, including claims related to the Company’s current products and asbestos-related claims concerning premises and historic products of its corporate affiliates and predecessors. The Company believes that it has strong defenses to these claims. These claims have not had a material impact on the Company to date and the Company believes the likelihood that a future material adverse outcome will result from these claims is remote. However, the Company cannot be certain that an adverse outcome of one or more of these claims would not have a material adverse effect on its financial condition, results of operations or cash flows.

22) CONTINGENCIES

Impact of Chapter 11 Proceedings

During the Chapter 11 reorganization process, substantially all pending litigation against the Debtors is stayed, as well as the majority of all other pre-petition claims.  Exceptions would generally include pre-petition claims addressed by the Court and fully secured claims.  Adjustments may result from actions of the Court, negotiations, rejection of executory contracts, determination as to the value of any collateral securing claims, proofs of claims, or other events.  Additional pre-filing claims not currently reflected in the consolidated financial statements may be identified through the proof of claim reconciliation process.  The amount of pre-filing claims ultimately allowed by the Court in respect to contingent claims may be materially different from the amounts reflected in the consolidated financial statements.  Generally, claims against Debtors arising from actions or omissions prior to their filing date may be compromised in connection with the plan of reorganization.  The ultimate resolution of all of these claims may be settled through negotiation as compared to court proceedings, with the result being that the Company retains certain obligations of the Debtors currently classified as liabilities subject to compromise in the Consolidated Balance Sheet.

Environmental Matters

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts.  For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operation and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes that such costs are estimable.  The total amount accrued for such environmental liabilities as of June 30, 2009 and December 31, 2008, was $108 million and $107 million, respectively.  At June 30, 2009 and December 31, 2008, environmental liabilities of $2 million and $12 million, respectively, of these environmental liabilities were reflected as accrued expenses and $71 million and $95 million, respectively, were reflected as other liabilities and as of June 30, 2009, $35 million was classified as liabilities subject to compromise on the consolidated balance sheets.  The Company estimates the environmental liability could range up to $147 million at June 30, 2009.  The Company’s accruals for environmental liabilities include estimates for determinable clean-up costs. During the six months ended June 30, 2009, the Company recorded a pre-tax charge of $4 million to increase its environmental liabilities and made payments of $5 million for clean-up costs, which reduced its environmental liabilities.  At certain sites, the Company has contractual agreements with certain other parties to share remediation costs.  The Company has a receivable of $12 million at June 30, 2009 to reflect probable recoveries.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed the Company’s present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations and cash flows. It is reasonably possible that the Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

The Company and some of its subsidiaries have been identified by federal, state or local governmental agencies, and by other potentially responsible parties (a “PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States.  Because in certain circumstances these laws have been construed to authorize joint and several liability, the Environmental Protection Agency (“EPA”) could seek to recover all costs involving a waste disposal site from any one of the PRPs for such site, including the Company, despite the involvement of other PRPs.  In many cases, the Company is one of several hundred PRPs so identified.  In a few instances, the Company is the sole or one of only a handful of parties performing investigation and remediation.  Where other financially responsible PRPs are involved, the Company expects that any ultimate liability resulting from such matters will be apportioned between the Company and such other parties.  In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.

Conyers - Clean Air Act Investigation — The U.S. EPA is investigating alleged violations of law by the Company arising out of the General Duty Clause of the Clean Air Act, the emergency release notification requirements of the Comprehensive Environmental Response, Compensation and Liability Act and/or the Emergency Planning and Community Right to Know Act, and the Clean Water Act and is seeking a penalty and other relief in excess of one hundred thousand dollars. The Company intends to assert all meritorious legal defenses to the alleged violations and will continue to assess relevant facts and attempt to negotiate an acceptable settlement with the EPA. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s financial condition.

Legal Proceedings

Tricor — This case involves two related properties in Bakersfield, California; the Oildale Refinery (“the Refinery”) and the Mt. Poso Tank Farm (“Mt. Poso”). The Refinery and Mt. Poso were previously owned and operated by a division of Witco Corp., a predecessor of the Company.  In 1997, the Refinery and portions of Mt. Poso were sold to Golden Bear Acquisition Corp. Under the terms of sale, Witco retained certain environmental obligations with respect to the Refinery and Mt. Poso. Golden Bear operated the refinery for several years before filing bankruptcy in 2001.  Tricor Refining LLC (“Tricor”) purchased the Refinery and related assets out of bankruptcy.  In 2004, Tricor commenced an action against the Company alleging that the Company failed to comply with its obligations under an Environmental Agreement that was assumed by Tricor when it acquired the assets of Golden Bear.

The case was bifurcated and in July 2007, the California Superior Court, Kern County, entered an interlocutory judgment finding liability against the Company based on breach of contract.  Thereafter, Tricor elected to terminate the contract and seek monetary damages in the amount of $31 million (plus attorneys fees) based on the alleged cost of cleaning up the Refinery.  The damages phase of the trial began in November 2008 and the testimony phase of the trial was completed on March 16, 2009.  The Company calculated cleanup costs at $2 million.  Post-trial briefing of the case was stayed upon filing by the Company for relief under Chapter 11 of the U.S. Bankruptcy Code, and no decision has been rendered.  On June 23, 2009, Tricor filed a motion for relief from the automatic stay which is set for hearing on July 28, 2009.  The motion for relief from the automatic stay was adjourned to August 17, 2009.  Tricor did not seek damages with respect to Mt. Poso, and the parties have entered into a tolling agreement relating to this aspect of the case.  The Court’s Phase I decision relieved Tricor of any obligation to take title to any portion of Mt. Poso.  The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s financial condition.

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

The Company was also named as a defendant in fifteen lawsuits filed by individual or multi-party plaintiffs in the Georgia and Federal courts pertaining to the May 25, 2004 fire at its Conyers, Georgia warehouse.  Eight of these lawsuits remain.  The plaintiffs in these remaining lawsuits seek recovery for economic and non-economic damages, including punitive damages in five of the eight remaining lawsuits.  One of the lawsuits, the Diana Smith case, was filed in the United States District Court for the Northern District of Georgia against the Company, as well as the City of Conyers and Rockdale County, and included allegations similar to those in the other lawsuits noted above, but adding claims for alleged civil rights violations, federal Occupational Safety and Health Administration violations, Georgia Racketeer Influenced and Corrupt Organizations Act violations, criminal negligence, reckless endangerment, false imprisonment, and kidnapping, among other claims.  The federal law claims were dismissed with prejudice and the state law claims were dismissed without prejudice.  The Court has also dismissed without prejudice the plaintiffs’ claims against the City of Conyers and Rockdale County. The Diana Smith case was subsequently refiled.  In 2008, the Company moved to dismiss certain of the refiled claims.  The court granted the Company’s motion in March of 2008.  Plaintiffs have appealed the dismissal of these claims.  The remainder of the plaintiffs’ claims are proceeding.  The Company intends to vigorously defend against these lawsuits.

Within one day of the fire, the Company established a claims office to resolve all legitimate economic and personal injury claims in the Rockdale County, Georgia area.  The Company continues to negotiate the settlement of claims whether or not submitted through the claims center.

At the time of the fire, the Company maintained, and continues to maintain, property and general liability insurance.  The Company believes that its general liability policies will adequately cover any third party claims and legal and processing fees in excess of the amounts that were recorded through June 30, 2009.

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

Diacetyl Litigation — Beginning in 2004, food industry factory workers began alleging that exposure to diacetyl, a butter flavoring ingredient widely used in the food industry between 1982 and 2005, caused respiratory illness.  Products liability actions were filed throughout the United States alleging that diacetyl was defectively designed and manufactured and that diacetyl manufacturers and distributors had failed to properly warn the end users of diacetyl’s dangers.  Currently, there are fifteen diacetyl lawsuits pending against among others the Company and/or Chemtura Canada Corporation (“Chemtura Canada”), a wholly-owned subsidiary.  Since the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code on March 18, 2009, these actions have been stayed against the Company.  On June 17, 2009, the Company filed an adversary proceeding in the Bankruptcy Court in the Southern District of New York seeking to extend the automatic stay to Chemtura Canada, a non-debtor, and Citrus & Allied Essences, Ltd. (“Citrus”), Chemtura Canada’s exclusive reseller in North America, in connection with all current and future product liability actions involving diacetyl.  The Bankruptcy Court granted the Company’s request for a temporary restraining order on June 23, 2009.  A preliminary injunction hearing is scheduled for August 19, 2009.  The Company is simultaneously moving to transfer all existing diacetyl-related claims against the Company, Chemtura Canada and Citrus to the United States District Court for the Southern District of New York with the goal of resolving the diacetyl litigation as effectively and expeditiously as possible.  Although it is not possible to quantify the total amount of damages for all diacetyl-related claims, these claims could, either individually or in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Each quarter the Company evaluates and reviews pending claims and litigation to determine the amount, if any, that should be accrued with respect to such claims and litigation.  As of June 30, 2009 and December 31, 2008 the Company’s accruals for probable loss in the aforementioned legal proceeding cases is immaterial.  In addition, the related receivable to reflect probable insurance recoveries is also immaterial.

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

Guarantees

The Company has standby letters of credit and guarantees with various financial institutions.  At June 30, 2009 and December 31, 2008, the Company had $94 million and $107 million, respectively, of outstanding letters of credit and guarantees primarily related to its liabilities for environmental remediation, insurance obligations and European value added tax (“VAT”) obligations of which $75 million were issued under the 2007 Credit Facility and are pre-petition liabilities and $7 million were issued under the DIP Credit Facility letter of credit sub-facility.

The Company has applied the disclosure provisions of FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), to its agreements that contain guarantee or indemnification clauses. The Company is a party to several agreements pursuant to which it may be obligated to indemnify a third party with respect to certain loan obligations of joint venture companies in which the Company has an equity interest.  These obligations arose to provide initial financing for a joint venture start-up, fund an acquisition and provide project capital.  Such obligations mature through August 2014.  In the event that any of the joint venture companies were to default on these loan obligations, the Company would indemnify the other party up to its proportionate share of the obligation based upon its ownership interest in the joint venture.  At June 30, 2009, the maximum potential future principal and interest payments due under these guarantees were $18 million and $1 million, respectively.  In accordance with FIN 45, the Company has accrued $2 million in reserves, which represents the probability weighted fair value of these guarantees at June 30, 2009. The reserve has been included in long-term liabilities on the consolidated balance sheet at June 30, 2009 with an offset to the investment included in other assets.

The Company also has a customer guarantee, in which the Company has contingently guaranteed certain debt obligations of one of its customers.  At June 30, 2009 and December 31, 2008, the amount of this guarantee was $3 million and $2 million, respectively.  Based on past experience and the underlying circumstances, the Company does not expect to have to perform under this guarantee.

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

23) BUSINESS SEGMENT DATA

The Company evaluates a segment’s performance based on several factors, of which the primary factor is operating profit (loss).  In computing operating profit (loss) by segment, the following items have not been deducted:  (1) general corporate expense; (2) amortization; (3) facility closures, severance and related costs; (4) antitrust costs; (5) certain accelerated depreciation; (6) loss on sale of business; and (7) impairment of long-lived assets.  Pursuant to FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”, these items have been excluded from the Company’s presentation of segment operating profit (loss) because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance.

Effective for the quarter ended March 31, 2009, the Company made component realignments within its reporting segments, which were also renamed.  These modifications reflect the changes to its organizational structure announced on January 19, 2009.  The renamed reporting segments are: Consumer Performance Products, Industrial Performance Products, Crop Protection Engineered Products and Industrial Engineered Products.  Industrial Engineered Products is the former Polymer Additives segment excluding the Company’s antioxidant product line and Industrial Performance Products is the former Performance Specialties segment now including the Company’s antioxidant product line.  The Other segment has been eliminated and absorbed into the Industrial Performance Products and Industrial Engineered Products segments.  The presentation of the Consumer Products and Crop Protection segments is unchanged.  Prior period segment data has been restated to conform to the current period presentation.

Consumer Performance Products

Consumer Performance Products are performance chemicals that are sold to consumers for in-home and outdoor use.  Consumer Performance Products include a variety of a) branded recreational water purification products sold through local dealers and large retailers to assist consumers in the maintenance of their pools and spas and b) branded cleaners and degreasers sold primarily through mass merchants to consumers for home cleaning.

Industrial Performance Products

Industrial Performance Products are engineered solutions of customers’ specialty chemical needs.  Industrial Performance Products include petroleum additives that provide detergency, friction modification and corrosion protection in motor oils, greases, refrigeration and turbine lubricants; castable urethane prepolymers engineered to provide superior abrasion resistance and durability in many industrial and recreational applications; polyurethane dispersions and urethane prepolymers used in various types of coatings such as clear floor finishes, high-gloss paints and textiles treatments; and antioxidants that improve the durability and longevity of plastics used in food packaging, consumer durables, automotive components and electrical components.  These products are sold directly to manufacturers and through distribution channels.

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

General Corporate Expense and Other Charges

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis, including amortization expense.  These costs are primarily for corporate administration services net of costs allocated to the business segments, costs related to corporate headquarters and management compensation plan expenses for executives and corporate managers.  Facility closures, severance and related costs are primarily for severance costs related to the Company’s 2008 and 2007 cost savings initiatives.  The antitrust costs are primarily for settlements and legal costs associated with antitrust investigations and related civil lawsuits.  Accelerated depreciation relates to certain assets affected by the Company’s restructuring programs, divestitures and legacy ERP systems.  The loss on sale of business in 2008 relates primarily to the sale of the oleochemicals business.  Impairment of long-lived assets in 2009 is related to reducing the carrying value of goodwill in the Consumer Performance Products segment and property, plant and equipment, net and intangible assets, net in the Industrial Engineered Products segment.  Impairment of long-lived assets in 2008 is related to reducing the carrying value of goodwill in the Consumer Performance Products segment.

A summary of business data for the Company’s reportable segments for the quarters and six months ended June 30, 2009 and 2008 are as follows:

Information by Business Segment

	Quarter ended June 30,		Six months ended June 30,
(In millions)	2009	2008	2009	2008
Net Sales
Consumer Performance Products	$168	$194	$253	$301
Industrial Performance Products	243	391	449	777
Crop Protection Engineered Products	88	114	157	203
Industrial Engineered Products	188	324	345	651
Total net sales	$687	$1,023	$1,204	$1,932

	Quarter ended June 30,		Six months ended June 30,
(In millions)	2009	2008	2009	2008
Operating Profit (Loss)
Consumer Performance Products	$30	$32	$34	$33
Industrial Performance Products	21	34	26	65
Crop Protection Engineered Products	12	24	28	45
Industrial Engineered Products	(11)	25	(32)	28
	52	115	56	171

General corporate expense, including amortization	(22)	(15)	(50)	(47)
Accelerated depreciation of property, plant and equipment	—	(9)	—	(16)
Facility closures, severance and related costs	—	—	(3)	—
Antitrust costs	(8)	(11)	(10)	(11)
Loss on sale of business	—	(1)	—	(24)
Impairment of long-lived assets	(97)	(320)	(97)	(320)

Total operating loss	$(75)	$(241)	$(104)	$(247)

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 1 OF THIS DOCUMENT.

THIS MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS.  SEE “FORWARD-LOOKING STATEMENTS” FOR A DISCUSSION OF CERTAIN OF THE UNCERTAINTIES, RISKS AND ASSUMPTIONS ASSOCIATED WITH THESE STATEMENTS.

NATURE OF OPERATIONS

Chemtura Corporation, together with its consolidated subsidiaries (the “Company” or “Chemtura”) is among the largest publicly traded specialty chemical companies in the United States and is dedicated to delivering innovative, market-focused specialty chemical solutions and consumer product offerings.  The Company is headquartered in Middlebury, Connecticut, and operates in a wide variety of end-use markets, including automotive, transportation, construction, packaging, agriculture, lubricants, plastics for durable and non-durable goods, electronics, and home pool and spa chemicals. The majority of our chemical products are sold to industrial manufacturing customers for use as additives, ingredients or intermediates that add value to their end products.  Our crop and consumer products are sold to dealers, distributors and major retailers.  We are a market leader in many of our key product lines and transact business in more than 100 countries.

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

CHAPTER 11 FILING

The Company entered 2009 with significantly constrained liquidity.  The fourth quarter of 2008 had seen an unprecedented reduction in orders for the Company’s products as the global recession deepened and customers saw or anticipated reductions in demand in the industries they served.  The impact was more pronounced on those business segments that served cyclically exposed industries. As a result, the Company’s sales and overall financial performance deteriorated resulting in the Company’s non-compliance with the two financial maintenance covenants under its Amended and Restated Credit Agreement, dated as of July 31, 2007 (the “2007 Credit Facility”) as of December 31, 2008.  On December 30, 2008, the Company obtained a 90-day waiver of compliance with these covenants from the lenders under the 2007 Credit Facility.  This waiver was due to expire on March 30, 2009.

The Company’s liquidity was further constrained in the fourth quarter of 2008 by changes in the availability under its accounts receivable financing facilities in the United States and Europe.  The eligibility criteria and reserve requirements under the Company’s prior U.S. accounts receivable facility (the “U.S. Facility”) tightened in the fourth quarter of 2008 following a credit rating downgrade, significantly reducing the value of accounts receivable that could be sold under the U.S. Facility compared with the third quarter of 2008.  Additionally, the availability and access to the Company’s European accounts receivable financing facility (the “European Facility”) was restricted in late December 2008 because of the Company’s financial performance resulting in the Company’s inability to sell additional receivables under the European Facility.

The crisis in the credit markets compounded the liquidity challenges faced by the Company.  Under normal market conditions, the Company believed it would have been able to refinance its $370 million notes maturing on July 15, 2009 (the “2009 Notes”) in the debt capital markets.  However, with the deterioration of the credit market in the late summer of 2008 combined with the Company’s deteriorating financial performance, the Company did not believe it would be able to refinance the 2009 Notes on commercially reasonable terms, if at all.  As a result, the Company sought to refinance the 2009 Notes through the sale of one of its businesses.

On January 23, 2009, a special-purpose subsidiary of the Company entered into a new three-year U.S. accounts receivable financing facility (the “2009 U.S. Facility”) that restored most of the liquidity that the Company had available to it under the prior U.S. accounts receivable facility before the fourth quarter of 2008 events described above.  However, despite good faith discussions, the Company was unable to agree to terms under which it could resume the sale of accounts receivable under its European Facility during the first quarter of 2009.  The balance of accounts receivable previously sold under the facility continued to decline, offsetting much of the benefit to liquidity gained by the new 2009 U.S. Facility.  During the second quarter of 2009, with no agreement to restart the European Facility, the remaining balance of the accounts receivable previously sold under the facility were settled and the European Facility was terminated.  The Company is currently evaluating alternatives to this program.

January 2009 saw no improvement in customer demand from the depressed levels in December 2008 and some business segments experienced further deterioration.  Although February and March of 2009 saw incremental improvement in net sales compared to January 2009, overall business conditions remained difficult as sales declined by 43% in the first quarter of 2009 compared to the first quarter of 2008.  As awareness grew of the Company’s constrained liquidity and deteriorating financial performance, suppliers began restricting trade credit and, as a result, liquidity dwindled further.  Despite moderate cash generation through inventory reductions and restrictions on discretionary expenditures, the Company’s trade credit continued to tighten, resulting in unprecedented restrictions on its ability to procure raw materials.

In January and February of 2009, the Company was in the midst of the asset sale process with the objective of closing a transaction prior to the July 15, 2009 maturity of the 2009 Notes.  Potential buyers conducted due diligence and worked towards submitting their final offers on several of the Company’s businesses.  However, with the continuing recession and speculation about the financial condition of the Company, potential buyers became progressively more cautious.  Certain potential buyers expressed concern about the Company’s ability to perform its obligations under a sale agreement, increased their due diligence requirements or decided not to proceed with a transaction.  In March 2009, the Company concluded that although there were potential buyers of its businesses, a sale was unlikely to be closed in sufficient time to offset the continued deterioration in liquidity or at a value that would provide sufficient liquidity to both operate the business and meet the Company’s impending debt maturities.

By March 2009, dwindling liquidity and growing restrictions on available trade credit resulted in production stoppages as raw materials could not be purchased on a timely basis.  At the same time, the Company concluded that it was improbable that it could resume sales of accounts receivable under its European Facility or complete the sale of a business in sufficient time to provide the immediate liquidity it needed to operate.  Absent such an infusion of liquidity, the Company would likely experience increased production stoppages or sustained limitations on its business operations that ultimately would have a detrimental effect on the value of the Company’s business as a whole.  Specifically, the inability to maintain and stabilize its business operations would result in depleted inventories, missed supply obligations and damaged customer relationships.

Having carefully explored and exhausted all possibilities to gain near-term access to liquidity, the Company determined that debtor-in-possession financing presented the best available alternative for the Company to meet its immediate and ongoing liquidity needs and preserve the value of the business.  As a result, having obtained the commitment of a $400 million senior secured debtor-in-possession credit facility agreement (“DIP Credit Facility”), Chemtura, the parent company, and 26 of its subsidiaries organized in the United States (collectively, the “Debtors”) filed for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) on March 18, 2009 in the United States Bankruptcy Court for the Southern District of New York (the “Court”).  The Chapter 11 cases are being jointly administered by the Court.  The Company’s non-U.S. subsidiaries and certain U.S. subsidiaries were not included in the filing and are not subject to the requirements of the Bankruptcy Code.  The Company’s U.S. and worldwide operations are expected to continue without interruption during the Chapter 11 reorganization process.

SECOND QUARTER RESULTS

Consolidated net sales were $687 million for the quarter ended June 30, 2009 or $336 million lower than the second quarter of 2008.  The decrease in revenue was attributable to reduced sales volumes of $316 million primarily due to the global recession and unfavorable foreign currency translation of $24 million, partially offset by higher selling prices of $4 million.  The reduction in volume impacted all segments.

Gross profit for the second quarter was $152 million, a decrease of $96 million compared to the same quarter last year.  Gross profit as a percentage of sales decreased to 22% in the quarter from 24% in the same quarter last year.  The decrease in gross profit was primarily due to a $75 million impact from reduced volume and product mix, $35 million from unfavorable manufacturing costs (primarily due to lower plant utilization), $6 million from unfavorable foreign currency translation, a $3 million benefit in 2008 from insurance proceeds associated with the 2005 hurricanes Katrina and Rita, $1 million in inventory write-offs and other cost increases of $5 million.  These impacts were partially offset by an $18 million decrease in raw material and energy costs, a $7 million reduction in distribution costs and $4 million benefit from higher selling prices.

Selling, general and administrative expenses (“SG&A”) of $70 million was $18 million lower than the same quarter in 2008.  The decrease in SG&A spending primarily reflects the favorable benefit of the Company’s restructuring program, constraints on discretionary spending and favorable foreign currency translation.  The second quarter of 2008 included a $7 million pension plan curtailment gain.

Depreciation and amortization expense of $43 million was $14 million lower than the second quarter of 2008, primarily due to accelerated depreciation taken in 2008 related to the Company’s legacy ERP systems.

Research and development expense (“R&D”) of $9 million was $5 million lower than the second quarter of 2008 as a result of cost reduction initiatives.

The Company incurred antitrust costs of $8 million during the second quarter of 2009, primarily representing estimated costs to settle certain antitrust investigations and civil lawsuits.  The Company incurred antitrust costs of $11 million during the second quarter of 2008, primarily representing estimated costs to settle certain antitrust investigations and civil lawsuits.

The loss on sale of business in the second quarter of 2008 of $1 million was related primarily to the sale of the oleochemicals business.

During the quarters ended June 30, 2009 and 2008, the Company updated its long-term financial projections for each of its businesses.  Based upon the indicators within these long-term projections, the Company performed its step one impairment analysis for all reporting units carrying goodwill.   These projections indicated that the estimated fair value of the Consumer Performance Products reporting unit was less than its carrying value as of both testing dates.  Based on the Company’s analysis, the Company recorded a goodwill impairment charge for this reporting unit of $37 million and $320 million for the quarters ended June 30, 2009 and 2008, respectively.  The charge for the second quarter of 2009 represents an estimated goodwill impairment charge which will be finalized in the third quarter of 2009.

In addition, based on the detailed cash flow projections developed for each component of its reporting segments, the Company reviewed the recoverability of the long-lived assets of its segments in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”).  For the recoverability test, the Company compared the undiscounted cash flows from the revised long-range plan to the corresponding long-lived assets by component.

For PVC Additives, a component of the Industrial Engineered Products reporting segment, the long-lived were in excess of the undiscounted cash flows.  As a result, the Company recorded a pre-tax impairment charge of $60 million to write-down the value of property, plant and equipment, net by $48 million and intangible assets, net by $12 million as of June 30, 2009.  The $60 million charge is included within impairment of long lived assets in the consolidated statements of operations.

The impact of these two impairments totaled $97 million in the second quarter of 2009.  In the second quarter of 2008, the Company incurred a $320 million goodwill impairment charge relating to Consumer Performance Products.

Equity income was negligible during the second quarter of 2009, a decrease of $2 million from the second quarter of 2008, primarily a result of the Company’s equity investments being impacted by the global recession.

Interest expense of $15 million was $4 million lower than the same period in 2008.  Lower interest expense from unrecorded contractual interest expense on unsecured debt as a result of the Chapter 11 filing was partially offset by an increase due to borrowings under the DIP Credit Facility and higher average borrowings under the 2007 Credit Facility.

Other expense, net was $21 million in the second quarter of 2009 compared with $2 million for the same quarter in 2008.  The increase primarily reflects unrealized foreign exchange losses from un-hedged balance sheet positions in 2009 due to the Company’s inability to purchase foreign currency forward contracts, partially offset by lower fees associated with the termination of its accounts receivable financing facilities.

Reorganization items, net of $6 million represent items realized or incurred by the Company related to its reorganization under Chapter 11.  Reorganization items, net includes professional fees directly associated with the reorganization, partially offset by gains on the settlement of certain pre-petition liabilities.

The Company’s income tax expense in the second quarter was immaterial, compared with $11 million in the second quarter of 2008.  The Company provided a full valuation allowance against the tax benefit associated with the Company’s U.S. net operating loss.

The net loss attributable to the Company for the second quarter of 2009 was $118 million as compared with a loss of $273 million for the second quarter of 2008.

Segment Results

Consumer Performance Products

Net sales for the Consumer Performance Products segment decreased by $26 million to $168 million in the second quarter of 2009 compared with $194 million in the same quarter in 2008.  Operating profit decreased $2 million in the second quarter of 2009 to $30 million compared with $32 million in the same quarter of 2008.

The $26 million decrease in net sales was driven by reduced sales volume of $38 million and a $5 million impact from unfavorable foreign currency translation, partially offset by price increases of $17 million.  The reduction in volume was primarily driven by cooler and wetter than normal weather in the northeastern and mid-western regions of the United States, some weakness in demand attributed to economic conditions in both the United States and Europe, and the deemphasizing of participation in the distribution channel.  The Company increased its selling prices in the third quarter of 2008 to start to recover the large increase in input costs that had occurred through the first half of 2008 and had depressed profitability in the second quarter of 2008.  Operating profit decreased by $2 million due to an $18 million impact from the reduction in sales volume and unfavorable product mix, a $6 million increase in manufacturing costs primarily due to lower production levels and a $2 million impact from unfavorable foreign currency translation.  The impact of lower volume was partially offset by the $17 million benefit of price increases implemented to offset raw material inflation in 2008, a $3 million reduction in distribution costs and a $4 million decrease in SG&A and R&D (collectively, “SGA&R”) and other costs.

Industrial Performance Products

Net sales in the Industrial Performance Products segment decreased by $148 million to $243 million in the second quarter of 2009 compared with $391 million in the same quarter in 2008.  Operating profit decreased by $13 million in the second quarter of 2009 to $21 million compared with $34 million in the same quarter of 2008.

The $148 million decrease in net sales was driven primarily by reduced sales volume of $133 million, $8 million due to unfavorable foreign currency translation and a reduction in selling prices of $7 million.  While all product lines saw reduced sales volume due to the recession, antioxidant and urethane products experienced the greatest impact.  Operating profit decreased by $13 million due to a $24 million impact from the reduction in sales volume and unfavorable product mix, an $8 million increase in manufacturing costs and a $7 million reduction in selling prices, partially offset by an $18 million decrease in raw material and energy costs and a $8 million decrease in SGA&R and other costs.

Crop Protection Engineered Products

Net sales for the Crop Protection Engineered Products segment decreased by $26 million to $88 million for the second quarter of 2009 compared with $114 million in the same quarter in 2008.  Operating profit decreased by $12 million to $12 million in the second quarter of 2009 compared with $24 million in the same quarter of 2008.

The decrease in net sales reflects a $19 million reduction due to lower sales volume and $8 million from unfavorable foreign currency translation, which were offset in part by a $1 million increase in selling prices.  With growers facing restricted credit, the season started more slowly than usual, particularly in Europe but demand returned to more normal levels by the end of the quarter.  Operating profit decreased by $12 million primarily due to a $12 million impact from lower volume and unfavorable product mix and $4 million in higher manufacturing and raw material and energy costs, which were partly offset by the benefit of a $1 million increase in selling prices and $3 million of SGA&R and other cost reductions.

Industrial Engineered Products

Net sales in the Industrial Engineered Products segment decreased by $136 million to $188 million for the second quarter of 2009 compared with $324 million in the same quarter in 2008.  The operating loss of $11 million reflected a reduction of $36 million compared with a $25 million operating profit for the second quarter of 2008.

The decrease in net sales reflects a reduction of $126 million in sales volume, a $6 million reduction in selling prices and $4 million impact of unfavorable foreign currency translation.  Products sold to electronic, building and construction, and consumer durable polymer applications continued to show the most dramatic year-over-year reductions from the impact of the global recession.  Nevertheless, demand showed modest improvement compared with the first quarter of 2009 as the most significant effects of inventory de-stocking abated.

Operating loss for the second quarter of 2009 reflected a $22 million impact due to lower volume and unfavorable product mix, a $20 million impact of unfavorable manufacturing costs (primarily due to lower plant utilization) and a $6 million impact from lower selling prices.  These decreases in operating profit were partially offset by a $4 million reduction in raw material and energy costs, a $3 million reduction in distribution costs and a $5 million benefit from SGA&R and other cost reductions.

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

Corporate expense was $22 million for the second quarter of 2009, which included $9 million of amortization expense related to intangibles, compared with $15 million for the second quarter of 2008, which included $11 million of amortization expense.

The increase in corporate expense of $7 million was primarily driven by a $7 million pension plan curtailment gain in 2008, a $3 million benefit in 2008 related to the recovery of insurance proceeds associated with the 2005 hurricanes Katrina and Rita and $3 million in higher pension and other post-retirement benefit plan costs.  These costs were partially offset by $3 million in lower environmental reserve requirements, a $2 million reduction in amortization expense and $1 million of other cost reductions.

YEAR-TO-DATE RESULTS

Consolidated net sales were $1,204 million for the six month period ended June 30, 2009 or $728 million lower than the same six month period of 2008.  The decrease in revenue was attributable to reduced sales volumes of $674 million primarily due to the global recession, unfavorable foreign currency translation of $48 million and the impact of the divestiture of the oleochemicals business in the Industrial Engineered Products segment of $31 million, partially offset by higher selling prices of $25 million.  The reduction in volume impacted all segments.  The increase in selling prices primarily occurred within the Consumer Performance Products and Crop Protection Engineered Products segments in response to increases in the costs of raw materials over the last twelve months.

Gross profit for the six month period ended June 30, 2009 was $251 million, a decrease of $181 million compared to the same six month period last year.  Gross profit as a percentage of sales decreased to 21% in 2009 from 22% in the prior year.  The decrease in gross profit was primarily driven by the $185 million impact from reduced sales volume and product mix, $50 million from unfavorable manufacturing costs (primarily due to lower plant utilization), a $10 million effect from unfavorable foreign currency translation, a $3 million benefit in 2008 from insurance proceeds associated with the 2005 hurricanes Katrina and Rita, $2 million in inventory write-offs and $2 million of other cost increases.  These impacts were partially offset by $25 million from higher selling prices, $19 million in lower distribution costs, an $18 million decrease in raw material and energy costs, a $7 million charge in 2008 for an assumed lease and a $2 million reduction in accelerated asset retirement obligations.

SG&A was $140 million for the six month period ended June 30, 2009, a $33 million reduction from the same six month period of 2008.  The decrease in SG&A spending primarily reflects the favorable benefit of the Company’s restructuring program.  Favorable foreign currency translation contributed $7 million to the reduction, which was offset by a $7 million pension plan curtailment gain in the second quarter of 2008.

Depreciation and amortization expense of $87 million for the six month period ended June 30, 2009 was $39 million lower than the same six month period of 2008, primarily due to accelerated depreciation taken in 2008 related to the divested oleochemicals business and the Company’s legacy ERP systems.

R&D of $18 million for the six month period ended June 30, 2009 was $10 million lower than the same six month period of 2008 as a result of cost reduction initiatives.

Facility closure, severance and related costs during the six month period ended June 30, 2009 were $3 million which was primarily related to the ongoing execution of the Company’s restructuring program announced in the fourth quarter of 2008.

The Company incurred antitrust costs of $10 million during the six month period ended June 30, 2009, which primarily represent estimated costs to settle certain antitrust investigations and civil lawsuits.  Antitrust costs of $11 million during the six month period ended June 30, 2008 primarily represent estimated costs to settle certain antitrust investigations and civil lawsuits.

The loss on sale of business in the six months ended June 30, 2008 of $24 million related primarily to the sale of the oleochemicals business.

During the quarters ended June 30, 2009 and 2008, the Company updated its long-term financial projections for each of its businesses.  Based upon the indicators within these long-term projections, the Company performed its step one impairment analysis for all reporting units carrying goodwill.   These projections indicated that the estimated fair value of the Consumer Performance Products reporting unit was less than its carrying value as of both testing dates.  Based on the Company’s analysis, the Company recorded a goodwill impairment charge for this reporting unit of $37 million and $320 million for the six months ended June 30, 2009 and 2008, respectively.  The charge for the second quarter of 2009 represents an estimated goodwill impairment charge which will be finalized in the third quarter of 2009.

In addition, based on the detailed cash flow projections developed for each component of its reporting segments, the Company reviewed the recoverability of the long-lived assets of its segments in accordance with FAS 144.  For the recoverability test, the Company compared the undiscounted cash flows from the revised long-range plan to the corresponding long-lived assets by component.

For PVC Additives, a component of the Industrial Engineered Products reporting segment, the long-lived assets were in excess of the undiscounted cash flows.  As a result, the Company recorded a pre-tax impairment charge of $60 million to write-down the value of property, plant and equipment, net by $48 million and intangible assets, net by $12 million as of June 30, 2009.  The $60 million charge is included within impairment of long lived assets in the consolidated statements of operations.

The impact of these two impairments totaled $97 million for the six month period of 2009.  In the six month period ended June 30, 2008, the Company incurred a $320 million goodwill impairment charge relating to Consumer Performance Products.

Equity income was negligible during the six month period ended June 30, 2009, a decrease of $3 million from the same six months in 2008, primarily a result of the Company’s equity investments being impacted by the global recession.

Interest expense of $35 million for the six month period ended June 30, 2009 was $4 million lower than the same six month period in 2008.  Lower interest expense from unrecorded contractual interest expense on unsecured debt as a result of the Chapter 11 filing was partially offset by an increase due to higher average borrowings on the 2007 Credit Facility and borrowings under the DIP Credit Facility.

Other expense, net was $20 million for the six month period ended June 30, 2009 compared with other income, net of $13 million for the same six month period in 2008.  The increase primarily reflects foreign exchange losses in 2009 resulting from un-hedged balance sheet positions in 2009 due to the Company’s inability to purchase foreign currency forward contracts and non-recurring foreign exchange gains in 2008, partially offset by lower fees associated with the termination of the Company’s accounts receivable financing facilities.

Reorganization items, net of $46 million represent items realized or incurred by the Company related to its reorganization under Chapter 11.  Reorganization items, net during the six month period ended June 30, 2009 include the write-off of debt discounts, premiums and debt issuance costs; professional fees directly associated with the reorganization; and the write-off of deferred financing expenses related to the termination of the 2009 U.S. Facility, partially offset by gains on the settlement of certain pre-petition liabilities.

The Company’s income tax expense for the six month period ended June 30, 2009 was $6 million compared with $20 million in the same six month period in 2008.  The Company provided a full valuation allowance against the tax benefit associated with the Company’s U.S. net operating loss.

The net loss attributable to Chemtura Corporation for the six month period ended June 30, 2009 was $212 million as compared with a loss of $294 million for the same six month period in 2008.

Segment Results

Consumer Performance Products

Net sales for the Consumer Performance Products segment decreased by $48 million to $253 million in the six month period ended June 30, 2009 compared with $301 million in the same six month period in 2008.  Operating profit increased $1 million in the six month period ended June 30, 2009 to $34 million compared with $33 million in the same six month period in 2008.

The $48 million decrease in net sales was driven by reduced sales volume of $63 million and the impact of unfavorable foreign currency translation of $10 million, partially offset by the benefit of price increases of $25 million.  The Company increased its selling prices in the third quarter of 2008 to start to recover the large increase in input costs that had occurred in the first half of 2008 and had depressed profitability in the first half of 2008.  Operating profit increased by $1 million due to price increases of $25 million and the benefit of cost reduction actions including an $8 million reduction in distribution costs and a $12 million decrease in SGA&R and other costs.  These were partially offset by a $34 million reduction in sales volume and unfavorable product mix combined with an $8 million increase in manufacturing costs and a $2 million impact from unfavorable foreign currency translation.

Industrial Performance Products

Net sales in the Industrial Performance Products segment decreased by $328 million to $449 million in the six month period ended June 30, 2009 compared with $777 million in the same six month period in 2008.  Operating profit decreased $39 million in the six month period ended June 30, 2009 to $26 million compared with $65 million in the same six month period of 2008.

The $328 million decrease in net sales was driven primarily by reduced sales volume of $308 million, $16 million due to unfavorable foreign currency translation and $4 million due to a decrease in selling prices.  Operating profit decreased by $39 million due to a $77 million impact from the reduction in sales volume and unfavorable product mix, $4 million due to a decrease in selling prices, a $1 million increase in accelerated depreciation of property, plant and equipment and a $1 million decrease in equity income.  These favorable drivers were partially offset by a $19 million decrease in raw material and energy costs, a $6 million decrease in distribution costs, $2 million benefit from favorable foreign currency translation on the segment’s non-U.S. denominated costs, $2 million in lower accelerated recognition of asset retirement obligations and a $15 million decrease in SGA&R and other costs.

Crop Protection Engineered Products

Net sales for the Crop Protection Engineered Products segment decreased by $46 million to $157 million for the six month period ended June 30, 2009 compared with $203 million in the same six month period in 2008.  Operating profit decreased $17 million to $28 million for the six month period ended June 30, 2009 compared with $45 million in the same six month period in 2008.

The decrease in net sales reflects a $34 million reduction due to lower sales volume and $15 million impact from unfavorable foreign currency translation, offset in part by a $3 million increase in selling prices.  Operating profit decreased by $17 million primarily due to $19 million of lower volume and unfavorable product mix, $4 million in higher manufacturing costs, $3 million due to high raw material and energy costs and $3 million impact from unfavorable foreign currency translation, which were partly offset by $3 million in increased selling price and $9 million of SGA&R and other cost reductions.

Industrial Engineered Products

Net sales in the Industrial Engineered Products segment decreased by $306 million to $345 million for the six month period ended June 30, 2009 compared with $651 million in the same six month period in 2008.  The operating loss of $32 million for the six month period ended June 30, 2009 reflected a deterioration of $60 million compared with the $28 million operating profit for the same six month period of 2008.

The decrease in net sales reflects a decline in sales volume of $268 million, a $31 million reduction due to the divestiture of the oleochemicals business in February 2008 and $7 million impact from unfavorable foreign currency translation.  Operating loss for the six month period ended June 30, 2009 reflected a $55 million reduction due to lower volume and unfavorable product mix, $38 million in unfavorable manufacturing costs (primarily due to lower plant utilization), $2 million from unfavorable foreign currency translation and a $2 million decrease in equity income.  These decreases in operating profit were partially offset by a $14 million reduction in accelerated depreciation of certain assets, a $5 million reduction in distribution costs, a $3 million decrease in raw material and energy costs and a $15 million benefit from SGA&R and other cost reductions.

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

Corporate expense was $50 million for the six month period ended June 30, 2009, which included $18 million of amortization expense related to intangibles, compared with $47 million for the same six month period of 2008, which included $21 million of amortization expense.

The increase in Corporate expense of $3 million was primarily driven by a $7 million pension plan curtailment gain in 2008 and a $3 million benefit in 2008 related to the recovery of insurance proceeds associated with the 2005 hurricanes Katrina and Rita and $5 million in higher pension and other post-retirement benefit plan costs.  These costs were partially offset by a $7 million charge in the first quarter of 2008 related to an assumed lease, a $4 million reduction in depreciation and amortization expense and $1 million of other cost reductions.

ANTITRUST INVESTIGATIONS AND RELATED MATTERS

The Company is party to various governmental and civil antitrust proceedings.  For information on these proceedings (including information on Company reserves with respect to these proceedings) see Note 21 — Legal Matters in the Notes to Consolidated Financial Statements and Item 1 “Legal Proceedings” under Part II of this document.

LIQUIDITY AND CAPITAL RESOURCES

For additional information on the Company’s liquidity see “Chapter 11 Filing” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Bankruptcy Proceedings

On March 18, 2009, the Debtors filed voluntary petitions for relief under Chapter 11 of Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Court”).  The Chapter 11 cases are being jointly administered by the Court.  The Company’s non-U.S. subsidiaries and certain U.S. subsidiaries were not included in the filing and are not subject to the requirements of the Bankruptcy Code.  The Company’s U.S. and worldwide operations are expected to continue without interruption during the Chapter 11 reorganization process.

The Debtors own substantially all of the Company’s U.S. assets.  The Debtors are owned by Chemtura, Biolab, Inc. and Great Lakes Chemical Corporation.

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

The principal U.S. assets and business operations of the Debtors are owned by Chemtura, BioLab, Inc. and Great Lakes Chemical Corporation.

On March 18, 2009, Raymond E. Dombrowski, Jr. was appointed Chief Restructuring Officer.  In connection with this appointment, the Company entered into an agreement with Alvarez & Marsal North America, LLC (“A&M”) to compensate A&M for Mr. Dombrowski’s services as Chief Restructuring Officer on a monthly basis at a rate of $150 thousand per month and incentive compensation in the amount of $3 million payable upon the earlier of (a) the consummation of a Chapter 11 plan of reorganization or (b) the sale, transfer, or other disposition of all or a substantial portion of the assets or equity of the Company.  Mr. Dombrowski is independently compensated pursuant to arrangements with A&M, a financial advisory and consulting firm specializing in corporate restructuring. Mr. Dombrowski will not receive any compensation directly from the Company and will not participate in any of the Company’s employee benefit plans.

The Chapter 11 cases were filed to gain liquidity for continuing operations while the Debtors restructure their balance sheets to allow the Company to be a viable going concern.  While the Company believes it will be able to achieve these objectives through the Chapter 11 reorganization process, there can be no certainty that it will be successful in doing so.

Under Chapter 11 of the Bankruptcy Code, the Debtors are operating their U.S. businesses as a debtor-in-possession (“DIP”) under the protection of the Court from their pre-filing creditors and claimants.  Since the filing, all orders of the Court sufficient to enable the Debtors to conduct normal business activities, including “first day” motions and the interim and final approval of the DIP Credit Facility, have been entered by the Court.  While the Debtors are subject to Chapter 11, all transactions outside the ordinary course of business will require the prior approval of the Court.

As a consequence of the Chapter 11 cases, pending litigation against the Debtors is generally subject to an automatic stay, and no party may take any action to collect pre-petition claims except pursuant to an order of the Court.

On March 20, 2009, the Court approved the Debtors’ “first day” motions.  Specifically, the Court granted the Debtors, among other things, interim approval to access $190 million of its $400 million DIP Credit Facility, approval to pay outstanding employee wages, health benefits, and certain other employee obligations and authority to continue to honor their current customer policies and programs, in order to ensure the reorganization process will not adversely impact their customers.  On April 29, 2009, the Court entered a final order providing full access to the $400 million DIP Credit Facility.  The Court also approved Amendment No. 1 to the DIP Credit Facility which provided for, among other things, (i) an increase in the outstanding amount of inter-company loans the Debtors could make to the non-debtor foreign subsidiaries of the Company from $8 million to $40 million; (ii) a reduction in the required level of borrowing availability under the minimum availability covenant; and (iii) the elimination of the requirement to pay additional interest expense if a specified level of accounts receivable financing was not available to the Company’s European subsidiaries.

On July 13, 2009, the Company and the parties to the DIP Credit Facility entered into Amendment No. 2 to the DIP Credit Facility subject to approvals by the Court and the Company’s Board of Directors which approvals were obtained on July 14 and July 15, 2009, respectively.  The DIP Credit Facility was amended to provide for, among other things, an option by the Company to extend the maturity of the DIP Credit Facility for two consecutive three month periods subject to the satisfaction of certain conditions.  Prior to Amendment No. 2, the DIP Credit Facility matured on the earlier of 364 days, the effective date of a plan of reorganization or the date of termination in whole of the Commitments (as defined in the DIP Credit Facility).

The Court has not yet established a general deadline for the filing of proofs of claim against the Debtor’s estate for certain pre-petition amounts claimed (“Bar Date”).  The Company will provide notice of the Bar Date once set by the Court.

As provided by the Bankruptcy Code, the Debtors have the exclusive right to file a plan of reorganization for 120 days after the petition date.  The Company has filed a motion with the Court to request an extension of exclusivity and on July 28, 2009 the Court approved an extension of the exclusive right for the Debtors to file a plan of reorganization that expires on November 13, 2009. There can be no assurance that a plan of reorganization will be filed by the Debtors or confirmed by the Court, or that any such plan will be consummated. After a plan of reorganization has been filed with the Court, the plan, along with a disclosure statement approved by the Court, will be sent to all creditors, equity holders and parties in interest. Following the solicitation period, the Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Court must make certain findings as required by the Bankruptcy Code. The Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met.

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

Continuation of the Company as a going concern is contingent upon, among other things, the Company’s and/or Debtors’ ability (i) to comply with the terms and conditions of the DIP Credit Facility; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to return to profitability; (iv) to generate sufficient cash flow from operations; and (v) to obtain financing sources to meet the Company’s future obligations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.  Additionally, a plan of reorganization could materially change amounts reported in the consolidated financial statements, which do not give effect to all adjustments of the carrying value of assets and liabilities that are necessary as a consequence of reorganization under Chapter 11 of the Bankruptcy Code.  In addition, as part of our emergence from bankruptcy protection, the Company may be required to adopt fresh start accounting in a future period.  If fresh start accounting is applicable, our assets and liabilities will be recorded at fair value as of the fresh start reporting date.  The fair value of our assets and liabilities as of such fresh start reporting date may differ materially from the recorded values of assets and liabilities on our Consolidated Balance Sheets.  Further, if fresh start accounting is required, the financial results of the Company after the application of fresh start accounting may be different from historical trends.

Cash Flows from Operating Activities

Net cash used in operating activities was $55 million for the six months ended June 30, 2009 compared to $26 million of net cash provided by operating activities in 2008 primarily driven by the reduction in proceeds from the sale of accounts receivable under the Company’s U.S. and European accounts receivable financing facilities.  Changes in key working capital accounts are summarized below:

Favorable (unfavorable)

	Six months ended	Six months ended
(In millions)	June 30, 2009	June 30, 2008
Accounts receivable	$(33)	$(128)
Impact of sale of accounts receivable	(103)	111
Inventories	104	(72)
Accounts payable	19	15
Liabilities subject to compromise	(27)	—

During the six months ended June 30, 2009, accounts receivable increased by $33 million, primarily due to seasonal demand in the Consumer Performance Products and Crop Protection Engineered Products segments.  Proceeds from the sale of accounts receivables under the Company’s accounts receivable financing facilities decreased by $103 million.  The decrease was due to the termination of the 2009 U.S. Facility which was a condition of the establishment of the DIP Credit Facility and the restricted availability and access to the European Facility leading to its termination in the second quarter of 2009.  Inventory decreased $104 million in 2009 due to inventory reduction initiatives, lower demand and the restrictions on trade credit during the first quarter of 2009.  Accounts payable increased by $19 million in 2009 primarily a result of timing of vendor payments.  Liabilities subject to compromise was affected by payments of $27 million against pre-petition liabilities that were approved by certain orders of the Court.

Net cash used in operating activities in 2009 was also affected by various charges and payments against preexisting reserves.  A summary of these items and the net impact on cash flows provided by (used in) operating activities is as follows:

	Net Change per		2009
	Consolidated Cash	2009	Cash
(In millions)	Flows Statement	Expense	Payments
Antitrust settlement costs	$10	$10	$—
Facility closure, severance and related costs	(15)	3	(18)
Interest expense	8	35	(27)
Environmental liabilities	(1)	4	(5)
Management incentive plans	(1)	3	(4)
Income tax expense	(12)	6	(18)

Net cash used in operating activities in 2009 also reflects the impact of certain non-cash charges, including $87 million of depreciation and amortization expense and $97 million of asset impairment charges.

Cash Flows from Investing and Financing Activities

Net cash used in investing activities was $18 million for the six months ended June 30, 2009, which included net proceeds from prior year divestments of $3 million offset by $5 million of net cash paid as deferred consideration for a prior year acquisition.  Additionally, capital expenditures for 2009 amounted to $16 million as compared with $59 million in 2008 due to the Company’s continuing effort to tightly control discretionary cash expenditures.  Expenditures were primarily related to U.S. and foreign facilities and environmental and other compliance requirements.

Net cash provided by financing activities was $147 million for the six months ended June 30, 2009, which included proceeds from the DIP Credit Facility of $250 million, partially offset by net repayments on the 2007 Credit Facility of $65 million, re-payments of long term borrowings of $9 million, payments of short term borrowings of $1 million and payments of debt issuance costs on the DIP Credit Facility of $28 million.

On October 31, 2008, the Company announced that it would suspend the payment of dividends to conserve cash and expand liquidity in a period of economic uncertainty.

Other Sources and Uses of Cash

The Company expects to finance its operations and capital spending requirements for 2009 with cash flows provided by operating activities, available cash and cash equivalents, and borrowings under the Debtors DIP Credit Facility and other sources.  As of June 30, 2009, the Debtors had approximately $119 million of undrawn availability under the DIP Credit Facility.  Cash and cash equivalents as of June 30, 2009 were $144 million.

Included in cash and cash equivalents in the Company’s consolidated balance sheets at both June 30, 2009 and December 31, 2008 is $1 million of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.  There are no additional legal restrictions on these cash balances other than those imposed under the Bankruptcy Code.

Contractual Obligations

At June 30, 2009, borrowings under the DIP Credit Facility were $250 million.

During the six months ended June 30, 2009, the Company made aggregate contributions of $14 million to its U.S. and international pension and postretirement benefit plans.  The Company’s funding assumptions for its U.S. pension plans assume no significant change with regard to demographics, legislation, plan provisions, or actuarial assumptions or methods to determine the estimated funding requirements.

The Company has net liabilities related to unrecognized tax benefits of $83 million at June 30, 2009 and $85 million at December 31, 2008.  At June 30, 2009, the Company anticipates that these liabilities may decrease by approximately $10 million within the next 12 months.

Bank Covenants and Guarantee

On March 18, 2009, the Debtors entered into a $400 million senior secured debtor-in-possession credit facility agreement (“DIP Credit Facility”) arranged by Citigroup Global Markets Inc. with Citibank, N.A. as Administrative Agent subject to approval by the Court.  On March 20, 2009, the Court entered an interim order providing approval for the Debtors to access $190 million of the DIP Credit Facility in the form of a $165 million term loan and a $25 million revolving credit facility.  The DIP Credit Facility closed on March 23, 2009 with the drawing of the $165 million term loan.  The initial use of proceeds was used to fund the termination of the 2009 U.S. Facility and pay fees and expenses associated with the transaction.

On April 29, 2009, the Company, certain of its subsidiaries that are guarantors under the DIP Credit Facility, the banks, financial institutions and other institutional lenders party to the DIP Credit Facility (the “Lenders”), and Citibank, N.A., as Administrative Agent for the Lenders, entered into Amendment No. 1 to the DIP Credit Facility.  The DIP Credit Facility was amended to (i) increase the outstanding amount of intercompany loans the Debtors could make to the non-debtor foreign subsidiaries of the Company from $8 million to $40 million; (ii) a reduction in the required level of borrowing availability under the minimum availability covenant; and (iii) the elimination of the requirement to pay additional interest expense if a specified level of accounts receivable financing was not available to the Company’s European subsidiaries.  On that same date, the Court granted final approval of the DIP Credit Facility, as amended pursuant to Amendment No. 1 thereto.

The DIP Credit Facility is comprised of the following:  (i) a $250 million non-amortizing term loans; (ii) a $64 million revolving credit facility; and (iii) an $86 million revolving credit facility representing the “roll-up” of certain outstanding secured amounts owed to lenders under the existing 2007 Credit Facility who have commitments under the DIP Credit Facility.  In addition, a subfacility for letters of credit (“Letters of Credit”) in an aggregate amount of $50 million is available under the unused commitments of the revolving credit facilities.   As of June 30, 2009, the only drawing under the DIP Credit Facility was the $250 million term loans.

The Court entered a final order providing full access to the $400 million DIP Credit Facility on April 29, 2009.  On May 4, 2009, the Company drew the $85 million balance of the $250 million term loan and used the proceeds together with cash on hand to fund the $86 million “roll up” of certain outstanding secured amounts owed to certain lenders under the 2007 Credit Facility as approved by the final order.

On July 13, 2009, the Company and the parties to the DIP Credit Facility entered into Amendment No. 2 to the DIP Credit Facility subject to approvals by the Court and the Company’s Board of Directors which approvals were obtained on July 14 and July 15, 2009, respectively.  The DIP Credit Facility was amended to provide for, among other things, an option by the Company to extend the maturity of the DIP Credit Facility for two consecutive three month periods subject to the satisfaction of certain conditions.  Prior to Amendment No. 2, the DIP Credit Facility matured on the earlier of 364 days, the effective date of a plan of reorganization or the date of termination in whole of the Commitments (as defined in the DIP Credit Facility).

The option to extend the maturity date for the first additional three month period is subject to the satisfaction of certain conditions including, among other things, delivery of a business plan projecting EBITDA for the extension period, the filing of a plan of reorganization with the Bankruptcy Court, Availability (as defined in the DIP Credit Facility) as of the initial maturity date of not less than $30 million, and the payment of an extension fee of 1% of the outstanding principal balance.  The option to extend the maturity date for a second additional three month period is subject to the satisfaction of certain conditions including, among other things, approval of the extension by the Required Lenders (as defined in the DIP Credit Facility), approval by the Bankruptcy Court of a disclosure statement and procedures to solicit votes with respect to a plan of reorganization, Availability (as defined in the DIP Credit Facility) as of June 22,  2010 of not less than $30 million, and the payment of an additional extension fee of 1% of the outstanding principal balance.  If the Company extends the maturity of the DIP Credit Facility (as allowed under Amendment No. 2), the applicable per annum interest rate for borrowings under the DIP Credit Facility increases 1% during the three month extension and an additional 1% commencing June 22, 2010 if extended for six months.

Amendment No. 2 also provided for an increase in the amount of permitted capital expenditures for the periods of each maturity date extension of the DIP Credit Facility, the exclusion from the calculation of EBITDA any non-cash foreign currency exchange gains and losses resulting from balance sheet re-measurement, permitting the $40 million basket for inter-company loans to non-debtor foreign subsidiaries to be utilized for up to $10 million of equity contributions to such subsidiaries and for the issuance of letters of credit under the DIP Credit Facility to support credit facilities of certain foreign subsidiaries.

The DIP Credit Facility is secured by a superpriority lien on substantially all of the Company’s U.S. assets, including (i) accounts receivable; (ii) inventory; (iii) machinery, plant and equipment; (iv) intellectual property; (v) pledges of the equity of first tier subsidiaries; and (vi) pledges of debt and other instruments.

Availability of credit under the DIP Credit Facility is equal to (i) the lesser of (a) the Borrowing Base (as defined below) and (b) the effective commitments under the DIP Credit Facility minus (ii) the aggregate amount of the DIP Loans and any undrawn or unreimbursed Letters of Credit.  Borrowing Base is the sum of (i) 80% of the Debtors’ eligible accounts receivable, plus (ii) the lesser of (a) 85% of the net orderly liquidation value percentage (as defined in the DIP Credit Facility) of the Debtors’ eligible inventory and (b) 75% of the cost of the Debtors’ eligible inventory, plus (iii) $125 million, less certain reserves determined in the discretion of the Administrative Agent to preserve and protect the value of the collateral.

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

The obligations of the Company as borrower under the DIP Credit Facility are guaranteed by the Company’s U.S. subsidiaries who are Debtors in the Chapter 11 cases, which together with the Company, own substantially all of the Company’s U.S. assets.  The obligations must also be guaranteed by each of the Company’s subsidiaries that become party to the Chapter 11 cases, subject to specified exceptions.

All amounts owing by the Company and the guarantors under the DIP Credit Facility and certain hedging arrangements and cash management services are secured, subject to a carve-out as set forth in the DIP Credit Facility (the “Carve-Out”), for professional fees and expenses (as well as other fees and expenses customarily subject to such Carve-Out), by (i) a first priority perfected pledge of (a) all notes owned by the Company and the guarantors and (b) all capital stock owned by the Company and the guarantors (subject to certain exceptions relating to their respective foreign subsidiaries) and (ii) a first priority perfected security interest in all other assets owned by the Company and the guarantors, in each case, junior only to liens as set forth in the DIP Credit Facility and the Carve-Out.

The DIP Credit Facility requires the Company to meet the following financial covenants including the following: (a) minimum cumulative monthly earnings before interest, taxes, and depreciation (“EBITDA”), after certain adjustments, on a consolidated basis; (b) a maximum variance of the weekly cumulative cash flows of the Debtors, compared to an agreed upon forecast; (c) minimum borrowing availability of $25 million until June 30, 2009, and $30 million thereafter; and (d) maximum quarterly capital expenditures.  In addition, the DIP Credit Facility contains covenants which, among other things, limit the incurrence of additional debt, operating leases, issuance of capital stock, issuance of guarantees, liens, investments, disposition of assets, dividends, certain payments, mergers, change of business, transactions with affiliates, prepayments of debt, repurchases of stock and redemptions of certain other indebtedness and other matters customarily restricted in such agreements.  As of June 30, 2009, the Company was in compliance with the covenant requirements of the DIP Credit Facility.

The DIP Credit Facility contains events of default, including, among others, payment defaults, breaches of representations and warranties, and covenant defaults.

The Company has standby letters of credit and guarantees with various financial institutions the majority of which were issued under the 2007 Credit Facility and are pre-petition liabilities.  At June 30, 2009, the Company had $94 million of outstanding letters of credit and guarantees primarily related to liabilities for environmental remediation, insurance obligations and European value added tax obligations of which $75 million were issued under the 2007 Credit Facility and are pre-petition liabilities and $7 million were issued under the DIP Credit Facility letter of credit sub-facility.  The Company also had $18 million of third party guarantees at June 30, 2009 for which it has reserved for $2 million at June 30, 2009, which represents the probability weighted fair value of these guarantees.

CRITICAL ACCOUNTING ESTIMATES

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes.  The Company’s estimates are based on historical experience and currently available information.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies footnote in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 describe the critical accounting estimates and accounting policies used in preparation of the consolidated financial statements.  Actual results in these areas could differ from management’s estimates.  There have been no significant changes in the Company’s critical accounting estimates during the six month period ended June 30, 2009, with the exception of the liabilities subject to compromise in the Chapter 11 proceedings and the carrying value of goodwill.

Liabilities Subject to Compromise

Under Chapter 11 of the Bankruptcy Code, certain claims against the Debtors in existence prior to the filing of the petitions for relief are stayed while the Debtors continue business operations as a debtor-in-possession.  These estimated claims are reflected in the Consolidated Balance Sheet as Liabilities Subject to Compromise as of June 30, 2009.  Such claims remain subject to future adjustments.  Adjustments may result from actions of the Court, negotiations, rejection or acceptance of executory contracts, determination as to the value of any collateral securing claims, proofs of claim or other events.

Carrying Value of Goodwill and Long-Lived Assets

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

The Company also performs corroborating analysis of its fair value estimates utilized for its step 1 tests at each annual and interim testing date.  During 2008, this corroborating analysis included reconciling the sum of the reporting unit fair values to the Company’s market capitalization value.  This corroborating analysis supported that the reduction in certain reporting unit fair values for each subsequent test in 2008 was correlated to the Company’s declining stock price during the second half of 2008.  The implied control premiums resulting from this corroborating analysis revealed a range of 25% to 35% which was deemed reasonable for the Company’s industry.

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

The financial performance of certain reporting units was negatively impacted versus expectations due to the cold and wet weather conditions during the first half of 2009.  This fact along with the macro economic factors cited above, resulted in the Company concluding it was appropriate to perform a goodwill impairment review as of June 30, 2009.  The Company used the updated projections in their long-range plan to compute estimated fair values of its reporting units.  These projections indicated that the estimated fair value of the Consumer Performance Products reporting unit was less than its carrying value.  Based on the Company’s preliminary analysis, an estimated goodwill impairment charge of $37 million was recorded for this reporting unit in the second quarter of 2009 (representing the remaining goodwill in this reporting unit).  Due to the complexity of the analysis which involves completion of fair value analyses and the resolution of certain significant assumptions, the Company will finalize this goodwill impairment charge in the third quarter of 2009.

The Company did not perform its corroborating analysis of estimated fair values by using market capitalization for the March 31, 2009 and June 30, 2009 interim impairment test.  The Company’s stock price had declined significantly as of March 31, 2009 as a result of the bankruptcy filing and its potential impact on equity holders who lack priority in the Company’s capital structure.  A reconciliation to a market capitalization based upon such a share price was not deemed to be appropriate since this was not a representative fair value of the reporting units in accordance with FAS 142 and FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”) (fair value assumes an exchange in an orderly transaction (not a forced liquidation or distress sale)).

The Company did perform alternative corroborating analysis procedures of its reporting unit fair value estimates at March 31, 2009 and June 30, 2009.  This analysis included comparing reporting unit revenue and EBITDA multiples of enterprise value to comparable companies in the same industry.  Beyond comparisons of revenue and EBITDA multiples, the Company also compared fair value estimates to the written expressions of value received from third parties for certain reporting units during its asset sale processes that were conducted in the fourth quarter of 2008 and the first quarter of 2009.  All aspects of the various corroborating analyses performed as of March 31, 2009 and June 30, 2009 revealed that the fair value estimates for the respective reporting units were reasonable.

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

The Company evaluates the recoverability of the carrying value of its long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company realizes that events and changes in circumstances can be more frequent in the course of a U.S. bankruptcy process. Under such circumstances, the Company assesses whether the projected undiscounted cash flows of its businesses are sufficient to recover the existing unamortized carrying value of its long-lived assets. If the undiscounted projected cash flows are not sufficient, the Company calculates the impairment amount by several methodologies, including discounting the projected cash flows using its weighted average cost of capital and valuation estimates from third parties. The amount of the impairment is written-off against earnings in the period in which the impairment has been determined in accordance with FAS 144.

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

In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of FAS 157 for all non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008.  The adoption of FAS 157 for non-financial assets did not have a material impact on the Company’s consolidated financial position and results of operations.

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

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“FAS 165”) which provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature under Auditing Standard (“AU 560”).  FAS 165 is similar to the current guidance with some exceptions that are not intended to result in significant change to current practice.  FAS 165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The provisions of FAS 165 are effective for interim or annual financial periods ending after June 15, 2009. The Company has adopted the provisions of FAS 165 effective as of June 30, 2009 and its adoption did not have a material impact on its results of operations, financial condition or its disclosures.  The Company has evaluated subsequent events through August 10, 2009.

Future Implementations

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS No. 167”). This Statement amends certain guidance in FASB Interpretation 46(R), “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51” (“FIN 46(R)”) for determining whether an entity is a variable interest entity (“VIE”).  FAS No. 167 requires an enterprise to perform an analysis to determine whether the Company’s variable interests give it a controlling financial interest in a VIE. A company would be required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance.  In addition, this Statement amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE.  The standard is effective for financial statements for interim or annual reporting periods that begin after November 15, 2009.  Earlier application is prohibited.  The Company is currently evaluating the impact of this Statement.

In June 2009, FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” (FAS 168)  This standard replaces Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS 162) and establishes only two levels of GAAP, authoritative and non-authoritative.  The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants.  All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.  The standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s financial position and results of operations.

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

Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

•                  The ability to complete a restructuring of our balance sheet;

•                  The ability to have the Court approve motions required to sustain operations during the Chapter 11 proceedings;

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

•                  The ability to support the goodwill and long-lived assets related to our businesses; and

•                  Other risks and uncertainties detailed in Item 1A. Risk Factors in our filings with the Securities and Exchange Commission.

These statements are based on the Company’s estimates and assumptions and on currently available information.  The forward-looking statements include information concerning the Company’s possible or assumed future results of operations, and the Company’s actual results may differ significantly from the results discussed.  Forward-looking information is intended to reflect opinions as of the date this Form 10-Q was filed.  The Company undertakes no duty to update any forward-looking statements to conform the statements to actual results or changes in the Company’s operations.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

This Item should be read in conjunction with Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2008 Annual Report on Form 10-K and Note 16, “Derivative Instruments and Hedging Activities” to the consolidated financial statements in our 2008 Annual Report on Form 10-K.  Also refer to Note 17, “Derivative Instruments and Hedging Activities” to the consolidated financial statements (unaudited) included in this Form 10-Q.

The fair market value of long-term debt is subject to interest rate risk.  The Company’s total debt amounted to $1,402 million at June 30, 2009.  The fair market value of such debt as of June 30, 2009 was $967 million, which has been determined primarily based on quoted market prices.

The Company uses price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases.  These contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based.  The differential paid or received as natural gas prices change is recognized as an adjustment to cost of goods sold.  The fair value of the contracts at June 30, 2009 resulted in an unrealized pre-tax loss of $1 million, which was recorded as a component of accumulated other comprehensive loss.  Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes.  A hypothetical ten percent increase in the cost of natural gas at June 30, 2009 would result in an immaterial increase in the fair market value of the outstanding derivatives; conversely, a hypothetical ten percent decrease in the cost of natural gas would result in an immaterial decrease in the fair market value of the outstanding derivatives.

In the fourth quarter of 2007, the Company ceased the purchase of additional price swap contracts as cash flow hedges of forecasted natural gas purchases and established fixed price contracts with physical delivery with its natural gas vendor.  The existing price swap contracts mature through 2009.

There have been no other significant changes in market risk during the six month period ended June 30, 2009.

ITEM 4.  Controls and Procedures

(a)  Disclosure Controls and Procedures

As of June 30, 2009, the Company’s management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective as a result of an unremediated material weakness associated with not providing adequate oversight to ensure a timely and effective review of its income tax accounts.

(b) Changes in Internal Control Over Financial Reporting

During the course of the Company’s evaluation of internal controls over financial reporting at December 31, 2008, management identified that the Company did not provide adequate oversight to ensure a timely and effective review of its income tax accounts.  In particular, the Company did not maintain effective monitoring of key review controls in its income tax process.  This deficiency resulted in the failure to detect breakdowns in its review controls over the intraperiod tax allocation process and the appropriate balance sheet classification of deferred income taxes and led to a material misstatement in the Company’s income tax accounts in its preliminary financial statements as of December 31, 2008 that were included in its press release dated February 25, 2009.  These misstatements were corrected prior to the release of the 2008 Annual Report on Form 10-K.

As a result of the material weakness described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2008.

Management is in the process of implementing certain additional controls intended to remediate the aforementioned material weakness.  During the second quarter of 2009, we continued to assign additional resources to our tax department and implement additional procedures that include strengthened review procedures over the tax accounts.

Other than as described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Impact of Chapter 11 Proceedings

During the Chapter 11 reorganization process, substantially all pending litigation against Chemtura Corporation, the parent company, and 26 of its U.S. affiliates (the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 is stayed, as well as the majority of all other pre-petition claims.  Exceptions would generally include pre-petition claims addressed by the United States Bankruptcy Court for the Southern District of New York (the “Court”) and fully secured claims.  Adjustments may result from actions of the Court, negotiations, rejection of executory contracts, determination as to the value of any collateral securing claims, proofs of claims, or other events.  Additional pre-filing claims not currently reflected in the consolidated financial statements may be identified through the proof of claim reconciliation process.  The amount of pre-filing claims ultimately allowed by the Court in respect to contingent claims may be materially different from the amounts reflected in the consolidated financial statements.  Generally, claims against Debtors arising from actions or omissions prior to their filing date may be compromised in connection with the plan of reorganization.  The ultimate resolution of all of these claims may be settled through negotiation as compared to court proceedings, with the result being that the Company retains certain obligations of the Debtors currently classified as liabilities subject to compromise in the Consolidated Balance Sheet.

Environmental Matters

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts.  For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operation and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes that such costs are estimable.  The total amount accrued for such environmental liabilities as of June 30, 2009 and December 31, 2008, was $108 million and $107 million, respectively.  At June 30, 2009 and December 31, 2008, environmental liabilities of $2 million and $12 million, respectively, of these environmental liabilities were reflected as accrued expenses and $71 million and $95 million, respectively, were reflected as other liabilities and as of June 30, 2009, $35 million was classified as liabilities subject to compromise on the consolidated balance sheets.  The Company estimates the environmental liability could range up to $147 million at June 30, 2009.  The Company’s accruals for environmental liabilities include estimates for determinable clean-up costs. During the six months ended June 30, 2009, the Company recorded a pre-tax charge of $4 million to increase its environmental liabilities and made payments of $5 million for clean-up costs, which reduced its environmental liabilities.  At certain sites, the Company has contractual agreements with certain other parties to share remediation costs.  The Company has a receivable of $12 million at June 30, 2009 to reflect probable recoveries.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed the Company’s present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations and cash flows. It is reasonably possible that the Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

The Company and some of its subsidiaries have been identified by federal, state or local governmental agencies, and by other potentially responsible parties (a “PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States.  Because in certain circumstances these laws have been construed to authorize joint and several liability, the Environmental Protection Agency (“EPA”) could seek to recover all costs involving a waste disposal site from any one of the PRPs for such site, including the Company, despite the involvement of other PRPs.  In many cases, the Company is one of several hundred PRPs so identified.  In a few instances, the Company is the sole or one of only a handful of parties performing investigation and remediation.  Where other financially responsible PRPs are involved, the Company expects that any ultimate liability resulting from such matters will be apportioned between the Company and such other parties.  In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.

Conyers - Clean Air Act Investigation — The U.S. EPA is investigating alleged violations of law by the Company arising out of the General Duty Clause of the Clean Air Act, the emergency release notification requirements of the Comprehensive Environmental Response, Compensation and Liability Act and/or the Emergency Planning and Community Right to Know Act, and the Clean Water Act and is seeking a penalty and other relief in excess of one hundred thousand dollars. The Company intends to assert all meritorious legal defenses to these alleged violations and will continue to assess relevant facts and attempt to negotiate an acceptable settlement with the EPA. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s financial condition.

Legal Proceedings

Tricor — This case involves two related properties in Bakersfield, California; the Oildale Refinery (“the Refinery”) and the Mt. Poso Tank Farm (“Mt. Poso”). The Refinery and Mt. Poso were previously owned and operated by a division of Witco Corp., a predecessor of the Company. In 1997, the Refinery and portions of Mt. Poso were sold to Golden Bear Acquisition Corp. Under the terms of sale, Witco retained certain environmental obligations with respect to the Refinery and Mt. Poso. Golden Bear operated the refinery for several years before filing bankruptcy in 2001. Tricor Refining LLC (“Tricor”) purchased the Refinery and related assets out of bankruptcy. In 2004, Tricor commenced an action against the Company alleging that the Company failed to comply with its obligations under an Environmental Agreement that was assumed by Tricor when it acquired the assets of Golden Bear.

The case was bifurcated and in July 2007, the California Superior Court, Kern County, entered an interlocutory judgment  finding liability against the Company based on breach of contract.  Thereafter, Tricor elected to terminate the contract and seek monetary damages in the amount of $31 million (plus attorneys fees) based on the alleged cost of cleaning up the Refinery.  The damages phase of the trial began in November 2008 and the testimony phase of the trial was completed on March 16, 2009.  The Company calculated cleanup costs at $2 million.  Post-trial briefing of the case was stayed upon filing by the Company for relief under Chapter 11 of the U.S. Bankruptcy Code, and no decision has been rendered.  On June 23, 2009, Tricor filed a motion for relief from the automatic stay which is set for hearing on July 28, 2009.  The motion for relief from the automatic stay was adjourned to August 17, 2009.  Tricor did not seek damages with respect to Mt.. Poso, and the parties have entered into a tolling agreement relating to this aspect of the case.  The Court’s Phase I decision relieved Tricor of any obligation to take title to any portion of Mt. Poso.  The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s financial condition.

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

The Company was also named as a defendant in fifteen lawsuits filed by individual or multi-party plaintiffs in the Georgia and Federal courts pertaining to the May 25, 2004 fire at its Conyers, Georgia warehouse.  Eight of these lawsuits remain.  The plaintiffs in these remaining lawsuits seek recovery for economic and non-economic damages, including punitive damages in five of the eight remaining lawsuits.  One of the lawsuits, the Diana Smith case, was filed in the United States District Court for the Northern District of Georgia against the Company, as well as the City of Conyers and Rockdale County, and included allegations similar to those in the other lawsuits noted above, but adding claims for alleged civil rights violations, federal Occupational Safety and Health Administration violations, Georgia Racketeer Influenced and Corrupt Organizations Act violations, criminal negligence, reckless endangerment, false imprisonment, and kidnapping, among other claims.  The federal law claims were dismissed with prejudice and the state law claims were dismissed without prejudice.  The Court has also dismissed without prejudice the plaintiffs’ claims against the City of Conyers and Rockdale County. The Diana Smith case was subsequently refiled.  In 2008, the Company moved to dismiss certain of the refiled claims.  The court granted the Company’s motion in March of 2008.  Plaintiffs have appealed the dismissal of these claims.  The remainder of the plaintiffs’ claims are proceeding.  The Company intends to vigorously defend against these lawsuits.

Within one day of the fire, the Company established a claims office to resolve all legitimate economic and personal injury claims in the Rockdale County, Georgia area.  The Company still maintains a claims center and continues to negotiate the settlement of claims whether or not submitted through the claims center.

At the time of the fire, the Company maintained, and continues to maintain, property and general liability insurance.  The Company believes that its general liability policies will adequately cover any third party claims and legal and processing fees in excess of the amounts that were recorded through June 30, 2009.

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

Diacetyl Litigation — Beginning in 2004, food industry factory workers began alleging that exposure to diacetyl, a butter flavoring ingredient widely used in the food industry between 1982 and 2005, caused respiratory illness.  Products liability actions were filed throughout the United States alleging that diacetyl was defectively designed and manufactured and that diacetyl manufacturers and distributors had failed to properly warn the end users of diacetyl’s dangers.  Currently, there are fifteen diacetyl lawsuits pending against among others the Company and/or  Chemtura Canada Corporation (“Chemtura Canada”), a wholly-owned subsidiary.  Since the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code on March 18, 2009, these actions have been stayed as against the Company.  On June 17, 2009, the Company filed an adversary proceeding in the Bankruptcy Court in the Southern District of New York seeking to extend the automatic stay to Chemtura Canada, a non-debtor, and Citrus & Allied Essences, Ltd. (“Citrus”), Chemtura Canada’s exclusive reseller in North America, in connection with all current and future product liability actions involving diacetyl.  The Bankruptcy Court granted the Company’s request for a temporary restraining order on June 23, 2009.  A preliminary injunction hearing is scheduled for August 19, 2009.  The Company is simultaneously moving to transfer all existing diacetyl-related claims against the Company, Chemtura Canada and Citrus to the United States District Court for the Southern District of New York with the goal of resolving the diacetyl litigation as effectively and expeditiously as possible.  Although it is not possible to quantify the total amount of damages for all diacetyl-related claims, these claims could, either individually or in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Each quarter the Company evaluates and reviews pending claims and litigation to determine the amount, if any, that should be accrued with respect to such claims and litigation.  As of June 30, 2009 and December 31, 2008 the Company’s accruals for probable loss in the aforementioned legal proceeding cases is immaterial.  In addition, the related receivable to reflect probable insurance recoveries is also immaterial.

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

ANTITRUST INVESTIGATIONS AND RELATED MATTERS

Rubber Chemicals

On May 27, 2004, the Company pled guilty to a one-count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period from July 1995 to December 2001. The U.S. federal court imposed a fine of $50 million, payable in six annual installments, without interest, beginning in 2004. In light of the Company’s cooperation with the U.S. Department of Justice (the “DOJ”), the court did not impose any period of corporate probation.  On May 28, 2004, the Company pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Canadian federal court imposed a sentence requiring the Company to pay a fine of CDN $9 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid (in U.S. dollars) $2 million in 2005, $7 million in 2006, $12 million in 2007 and $17 million in 2008.  A reserve of $12 million and $18 million was included in liabilities subject to compromise and accrued expenses at June 30, 2009 and December 31, 2008, respectively.  On May 26, 2009, the U.S. District Court for the Northern District of California signed a joint stipulation and order modifying the fine and the payment schedule for the final installment of $16 million of the original $50 million due to be paid on May 27, 2009.  Under the court’s order, the Company will pay a total of $10 million in four installments: $2.5 million on or before June 30, 2009; $2.5 million on or before December 31, 2009; $2.5 million on or before June 30, 2010; and $2.5 million on or before December 31, 2010.  The Company also negotiated an agreement with Canadian authorities whereby the Company would pay a total of CDN $1.8 million (approximately U.S. $1.6 million) in satisfaction of the outstanding amount on the Canadian fine according to the following schedule:  CDN $450,000 (approximately U.S. $390,000) on or before June 30, 2009; CDN $450,000 (approximately U.S. $390,000) on or before December 31, 2009; CDN $450,000 (approximately U.S. $390,000) on or before June 30, 2010; and CDN $450,000 (approximately U.S. $390,000) on or before December 31, 2010.  The Company paid the first installments of $2.5 million and CDN $450,000 (approximately U.S. $390,000) on July 6 and 9, 2009, respectively, after receiving bankruptcy court approval to do so.

European Union (“EU”) Investigations

The Company and certain of its subsidiaries are subjects of, and continue to cooperate in, an investigation being conducted by the European Commission (the “EC”) with respect to possible antitrust violations relating to the sale and marketing of various classes of heat stabilizers. Such investigations concern anticompetitive practices, including price fixing and customer or market allocations, undertaken by the Company and such subsidiaries and certain of their officers and employees.  The Company and its subsidiaries that are subject to the investigations have received from the EC written assurances of conditional amnesty with respect to certain classes of heat stabilizers. The assurances of amnesty are conditioned upon several factors, including continued cooperation with the EC.  The Company has been actively cooperating with the EC regarding the heat stabilizer investigation.  On March 17, 2009, the EC issued its Statement of Objections setting out the EC’s preliminary conclusions and confirming the Company’s status as conditional immunity recipient.  On May 14, 2009, the Company submitted its response to the EC Statement and Objections and on June 17 to June 18, 2009, the Company attended an Oral Hearing at the EC.  It is anticipated that the EC will issue its Final Decision before the end of 2009.

Civil Lawsuits

The actions described below under “U.S. Civil Antitrust Actions” are in various procedural stages of litigation. Although the actions described below have not had a material adverse impact on the Company, we cannot predict the outcome of any of those actions. The Company will seek cost-effective resolutions of the various pending and threatened legal proceedings against the Company; however, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company has established reserves for all direct and indirect purchaser claims as of June 30, 2009.

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

Federal Lawsuits.  The Company and certain of its subsidiaries continues to be a defendant in two lawsuits pending in the federal courts.  One of these suits is a Massachusetts indirect purchaser claim premised upon violations of state law.  The suit was originally filed in Massachusetts state court in May 2005 as an indirect purchaser action, and was subsequently removed to the United States District Court, District of Massachusetts.  The complaint initially related to purchases of any product containing rubber and urethane products, defined to include EPDM, nitrile rubber and urethanes, but is now limited to urethanes only.  On September 12, 2008, the Company received final court approval of a settlement agreement covering this action.  The other suit, described separately below under the sub-heading “Bandag” was originally filed as a direct purchaser suit on June 29, 2006 in the United States District Court, Middle District of Tennessee and was subsequently transferred to the United States District Court, Northern District of California.  In both of these actions, and in all actions pending in state courts (further described below), the plaintiffs seek, among other things, treble damages, costs (including attorneys’ fees) and injunctive relief preventing further violations of the improper conduct alleged in the complaint.  Neither of these federal suits is expected to have a material adverse effect on the Company.

Bandag.  This suit was originally brought by Bridgestone Americas Holding, Inc, Bridgestone Firestone North American Tire, LLC, and Pirelli Tire, LLC (all of whom have since settled) along with the remaining plaintiff, Bandag Incorporated (n/k/a/ Bridgestone Bandag, LLC), with respect to purchases of rubber chemicals from the Company, Uniroyal and several of the world-wide leading suppliers of rubber chemicals.  This suit alleges that the Company and Uniroyal, along with other rubber chemical manufacturers, conspired to fix the prices of the rubber chemicals, and to divide the rubber chemicals markets in violation of Section 1 of the Sherman Act.  Bandag Incorporated, a designer and manufacturer of tire re-treading, directly purchased from the Company and from the other defendants to this suit, and in doing so, claims to have paid artificially inflated prices for rubber chemicals. Bandag has requested treble damages, costs (including attorneys’ fees) and such other relief as the court may deem appropriate.  The Company has agreed to utilize binding arbitration to try the claims at issue in this action.  The arbitration hearings were held on March 4 through March 6 of 2009.  On May 5, 2009, the Bankruptcy Court entered an order modifying the automatic stay to allow the arbitration to proceed in order to liquidate the amount of this pre-petition claim.  On July 28, 2009, the arbitration panel issued its decision, awarding Bandag damages in the amount of $8 million and attorneys’ fees in the amount of $6 million.  This claim is subject to compromise in the Company’s Chapter 11 proceedings.

State Lawsuits. The Company, individually or together with Uniroyal, also continues to be a defendant in certain indirect purchaser antitrust class action lawsuits filed in state courts involving the sale of urethanes and urethane chemicals.  The complaints in these actions principally allege that the defendants conspired to fix, raise, maintain or stabilize prices for urethanes and urethane chemicals, sold in the United States in violation of certain antitrust statutes and consumer protection and unfair or deceptive practices laws of the relevant jurisdictions and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities.  There are currently 13 state complaints pending.  On September 12, 2008, the Company received final court approval of a settlement agreement covering one of these actions.  In addition, on December 23, 2008, the Company received preliminary court approval of a settlement agreement covering the remaining 12 complaints, all of which are pending in a coordinated proceeding in the Superior Court of the State of California for the County of San Francisco.  None of these state lawsuits individually or in the aggregate are expected to have a material adverse effect on the Company.

Australian Civil Antitrust Matters

On September 27, 2007, the Company was sued in the Federal Court of Australia for alleged price fixing violations with respect to the sale of rubber chemicals in Australia.  The applicant filed an amended Statement of Claim on November 21, 2008.  The Company’s application to have the amended Statement of Claim struck out is listed for hearing on February 23, 2009.  The court has reserved its decision as to the Company’s application to have the amended Statement of Claim struck out.  The Company does not expect this matter to have a material adverse effect on the Company.

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

Shareholder Derivative Lawsuit

Certain current directors and one former director and officer of the Company (the “Individual Defendants”) are defendants in a shareholder derivative lawsuit filed on August 25, 2003 in Connecticut state court, nominally brought on behalf of the Company. The Company is a defendant in the lawsuit. The plaintiff filed an amended complaint on November 19, 2004. The amended complaint principally alleges that the Individual Defendants breached their fiduciary duties by causing or allowing the Company to issue false and misleading financial statements by inflating financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy. The plaintiff contends that this wrongful conduct caused the Company’s financial results to be inflated, cost the Company its credibility in the marketplace and market share, and has and will continue to cost the Company millions of dollars in investigative and legal fees. The plaintiff seeks, among other things, compensatory and punitive damages against the director defendants in unspecified amounts, prejudgment interest, and attorneys’ fees and costs. The Company filed a motion to strike all counts of the complaint on January 12, 2005 for failure to allege adequately that a pre-lawsuit demand on the Company’s Board of Directors by the plaintiff would have been futile and was thus excused.  This motion was subsequently denied by the court.  Discovery in this lawsuit has been stayed by the United States District Court, District of Connecticut, pending resolution of the motion to dismiss filed by the Company and the Crompton Individual Defendants in the related consolidated securities class action lawsuit described above under “Federal Securities Class Action.”  On July 25, 2008, the plaintiff filed a motion in the District of Connecticut seeking to lift the federal court’s discovery stay.  The Company will continue to defend this litigation vigorously.

Accruals

At June 30, 2009, the Company had an accrual of $37 million which was classified as liabilities subject to compromise and at December 31, 2008, the Company had an accrual of $30 million which was classified as accrued expenses, relating to the remaining U.S. direct and indirect purchaser lawsuits, the federal securities class action lawsuit described under “Federal Securities Class Action” and the shareholder derivative lawsuit described under “Shareholder Derivative Lawsuit.”  These accruals cover all direct and indirect purchaser antitrust claims.  The Company periodically reviews its accruals as additional information becomes available, and may adjust its accruals based on actual settlement offers and other later occurring events.

Other

The Company is routinely subject to other civil claims, litigation and arbitration, and regulatory investigations, arising in the ordinary course of its present business, as well as in respect of its divested businesses. Some of these claims and litigations relate to product liability claims, including claims related to the Company’s current products and asbestos-related claims concerning premises and historic products of its corporate affiliates and predecessors. The Company believes that it has strong defenses to these claims. These claims have not had a material impact on the Company to date and the Company believes the likelihood that a future material adverse outcome will result from these claims is remote. However, the Company cannot be certain that an adverse outcome of one or more of these claims would not have a material adverse effect on its financial condition, results of operations or cash flows.

ITEM 1A. Risk Factors

The following represents an update to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.  Investors are encouraged to review those risk factors in detail as well as the risk factors discussed in our Quarterly Report on Form 10-Q for the period ended March 31, 2009 before making any investment in the Company’s securities.

Impairment charges may affect our results of operations in the future.

Management regularly tests for goodwill impairment on an annual basis each July 31, and more frequently if events occur or circumstances arise that would likely reduce the fair value of a reporting unit to an amount below its carrying value.  We also test for other possible long-lived asset impairments if events occur or circumstances arise that would indicate that the carrying value amount of such long-lived assets may not be recoverable.  Any resulting impairment loss would be a non-cash charge and may have a material adverse impact on our results of operations in any future period in which we record a charge. See Critical Accounting Estimates for further discussion of our impairment testing procedures.

ITEM 5. Other Information

As previously disclosed, on July 27, 2009, the Organization, Compensation & Governance Committee (the “Committee”) of the Board of Directors (the “Board”) adopted the 2009 Chemtura Corporation Management Incentive Program (the “2009 MIP”), subject to the approval of the United States Bankruptcy Court for the Southern District of New York (the “Court”), which approval was received on July 28, 2009.  The 2009 MIP is an annual performance-based cash incentive program established pursuant to the 2005 Chemtura Corporation Short-Term Incentive Plan (the “2005 STIP”).

The 2009 MIP provides each participant, including executive officers, with an opportunity to earn compensation in the form of an annual cash incentive award (the “MIP Award”) based on the attainment of pre-established performance goals.  Participants in the 2009 MIP fall into one of three groups:  Executive Participants, Function Participants and Business Participants as determined by the Committee and, where applicable, the Board.   Some participants may be allocated or split between function and business or multiple business units depending on their position.  Each MIP participant is assigned an incentive opportunity expressed as a percentage of base pay (the “Target Percentage”).  A participant’s MIP Award is calculated by multiplying the Target Percentage by the applicable award percentage for results achieved for the applicable performance goal, up to a maximum of 200% of the Target Percentage, subject to adjustment up or down based on the Company’s or assigned business unit’s safety performance over the performance period, as determined by reference to the Company’s or assigned business unit’s Total Recordable Case Rate (“TRCR”).  As defined by OSHA, the TRCR is calculated by multiplying the number of recordable cases by 200,000 and dividing that number by the number of labor hours at the Company.

The 2009 MIP Target Percentage opportunities for Craig A. Rogerson, Chairman, President and CEO, Stephen C. Forsyth,  Executive Vice President and Chief Financial Officer, David G. Dickey, Executive Vice President and Group President—Performance Products and Gregory E. McDaniel, Group President—Crop Protection Engineered Products, are:  100%, 70%, 70% and 60%, respectively.

Cash awards under the 2009 MIP for Executive Participants are based on the achievement of Company Consolidated EBITDA(1) (weighted 70%), Consolidated Days Sales Outstanding(2) (“DSO” weighted 15%) and Consolidated Days Cost in Inventory(3) (“DCI” weighted 15%).  Cash awards under the 2009 MIP for Business Participants are based on the achievement of Business Unit EBITDA(4) (weighted 70%), Business Unit DSO(5) (weighted 15%) and Business Unit DCI(6) (weighted 15%).  Cash awards under the 2009 MIP for Function Participants are based on the achievement of Company Consolidated EBITDA (weighted 50%), Consolidated DSO (weighted 10%), Consolidated DCI (weighted 10%) and Function Goals (weighted 30%).  The 2009 MIP opportunity for Messrs. Rogerson, Forsyth and Dickey is based upon Executive Participant performance goals.  The 2009 MIP opportunity for Mr. McDaniel is based upon Business Participant performance goals for the Crop Protection Engineered Products business.

The Committee approved threshold, target and maximum consolidated and business unit EBITDA, DSO and DCI performance goals under the 2009 MIP.  For Executive and Function Participants, there will be no payout under the 2009 MIP unless threshold performance under the Consolidated EBITDA performance metric is achieved.  For Business Participants, there will be no payout under the 2009 MIP unless the thresholds for Consolidated EBITDA and Business Unit EBITDA performance metrics are achieved.  Once performance above the minimum threshold level is met for Consolidated EBITDA for Executive and Function Participants and Consolidated EBITDA and Business Unit EBITDA for Business Participants, the MIP is funded from 1% to 200% depending on the level of achievement of the applicable performance goal compared to a payout scale.  The Committee has the discretion to adjust the performance metrics to reflect significant organizational changes and to increase or decrease the MIP Award based upon individual performance.

On July 27, 2009, the Committee also adopted the Emergence Incentive Plan, subject to the approval of the Court, which approval was received on July 28, 2009.  The Emergence Incentive Plan provides the opportunity for participants to earn an award that will be granted upon the Company’s emergence from Chapter 11 in the form of time-based restricted stock units and/or stock options, if feasible, or in another form of consideration.  The number of employees included in the Emergence Incentive Plan and the size of the award pool is based upon specific Consolidated EBITDA levels achieved during the twelve month period immediately preceding the Company’s emergence from Chapter 11.  The Emergence Incentive Plan also provides for an award pool valued at $750,000 that the Committee can utilize, at its discretion, for new hires and promotions during the pendency of the Chapter 11 proceedings.

(1) Consolidated EBITDA is defined as net income (or net loss) from continuing operations plus, to the extent included in the calculation of net income in accordance with GAAP, the sum of interest expense, income tax expense, reorganization expense, net, other expense, depreciation expense, amortization expense, charges related to facility closures, severance and related costs, impairment of long-lived assets, charges related to the accelerated recognition of asset retirement obligations, antitrust costs, any losses from sales of assets or a business other than in the ordinary course of business, charges for the accelerated amortization of capitalized financing costs or debt discounts, expenses including professional fees associated with the issuance of indebtedness or the amendment, waiver or restructuring of the principal and terms of existing indebtedness including such charges related to accounts receivable financing, charges associated with the curtailment or settlement of pension and post retirement medical plans, expense related to natural disasters such as hurricanes or earthquakes that disrupt operations, the accrual of expense related to the Emergence Incentive Plan minus other income, any gains from sales of assets or a business other than in the ordinary course of business, income associated with the accelerated amortization of premiums on debt and gains associated with the curtailment or settlement of pension and post retirement medical plans.

(2) Consolidated Days Sales Outstanding is defined as the ratio of consolidated accounts receivable as of the end of each quarter divided by trailing three months of net consolidated sales multiplied by the number of days in the quarter.

(3) Consolidated Days Cost in Inventory is defined as the ratio of consolidated inventory as of the end of each quarter divided by trailing three months of consolidated cost of goods sold multiplied by the number of days in the quarter.

(4) Business Unit EBITDA is defined as operating income of the business plus depreciation and amortization expense plus the accrual of expense related to the Emergence Incentive Plan.

(5) Business Unit DSO is defined as the ratio of accounts receivable of the business unit as of the end of each quarter divided by trailing three months of net sales of the business unit multiplied by the number of days in the quarter.

(6) Business Unit DCI is defined as the ratio of inventory of the business as of the end of each quarter divided by trailing three months of cost of goods of the business sold multiplied by the number of days in the quarter.

ITEM 6.  Exhibits

The following documents are filed as part of this report:

Number		Description

10.1	+	2009 Chemtura Corporation Management Incentive Program.*

31.1		Certification of Periodic Report by Chemtura Corporation’s Chief Executive Officer (Section 302). *

31.2		Certification of Periodic Report by Chemtura Corporation’s Chief Financial Officer (Section 302). *

32.1		Certification of Periodic Report by Chemtura Corporation’s Chief Executive Officer (Section 906). *

32.2		Certification of Periodic Report by Chemtura Corporation’s Chief Financial Officer (Section 906). *

*         Copies of these Exhibits are filed with this Quarterly Report on Form 10-Q.

+         This Exhibit is a compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant participate.

CHEMTURA CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMTURA CORPORATION
(Registrant)

Date: August 10, 2009	/s/ Kevin V. Mahoney
Name: Kevin V. Mahoney
Title: Senior Vice President and Corporate Controller (Principal Accounting Officer)

Date: August 10, 2009	/s/ Billie S. Flaherty
Name: Billie S. Flaherty
Title: Senior Vice President, General Counsel and Secretary