Form 10-Q
period 2009-09-30
Chemtura CORP
filed 2009-10-29
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The number of shares of common stock outstanding as of the latest practicable date is as follows:

Class	Number of shares outstanding at September 30, 2009
Common Stock - $.01 par value	242,935,715

CHEMTURA CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

FORM 10-Q
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2009

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Consolidated Statements of Operations (Unaudited)

Quarter and Nine months ended September 30, 2009 and 2008

(In millions, except per share data)

	Quarter ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net sales	$681	$924	$1,885	$2,856

Cost of goods sold	513	731	1,466	2,231
Selling, general and administrative	80	80	220	253
Depreciation and amortization	45	54	132	180
Research and development	9	12	27	40
Facility closures, severance and related costs	—	—	3	—
Antitrust costs	—	1	10	12
Loss on sale of business	—	1	—	25
Impairment of long-lived assets	—	1	97	321
Equity income	—	—	—	(3)

Operating profit (loss)	34	44	(70)	(203)
Interest expense (a)	(18)	(20)	(53)	(59)
Other income (expense), net	7	4	(13)	17
Reorganization items, net	(20)	—	(66)	—

Earnings (1oss) from continuing operations before income taxes	3	28	(202)	(245)
Income tax benefit (expense)	9	(17)	3	(37)

Earnings (loss) from continuing operations	12	11	(199)	(282)
Loss on sale of discontinued operations, net of tax	(4)	—	(4)	—

Net earnings (loss)	8	11	(203)	(282)

Less: net earnings attributable to non-controlling interests	—	—	(1)	(1)

Net earnings (loss) attributable to Chemtura Corporation	$8	$11	$(204)	$(283)

Earnings (loss) per share - basic and diluted - attributable to Chemtura Corporation:
Earnings (loss) from continuing operations, net of tax	$0.05	$0.05	$(0.82)	$(1.17)
Loss on sale of discontinued operations, net of tax	(0.02)	—	(0.02)	—
Net earnings (loss) attributable to Chemtura Corporation	$0.03	$0.05	$(0.84)	$(1.17)

Weighted average shares outstanding - Basic and Diluted	242.9	242.4	242.9	242.3

Amounts attribuable to Chemtura Corporation common shareholders:
Earnings (loss) from continuing operations, net of tax	$12	$11	$(200)	$(283)
Loss on sale of discontinued operations, net of tax	(4)	—	(4)	—
Net earnings (loss) attributable to Chemtura Corporation	$8	$11	$(204)	$(283)

(a) Interest expense excludes unrecorded contractual interest expense of $20 million and $43 million for the quarter and nine months ended September 30, 2009, respectively.

See accompanying notes to consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)
Consolidated Balance Sheets

September 30, 2009 (Unaudited) and December 31, 2008

(In millions, except per share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$228	$68
Accounts receivable	471	392
Inventories	531	611
Other current assets	224	184
Total current assets	1,454	1,255

NON-CURRENT ASSETS
Property, plant and equipment	758	862
Goodwill	235	265
Intangible assets, net	485	517
Other assets	192	158
	$3,124	$3,057

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term borrowings	$252	$3
Current portion of long-term debt	—	1,178
Accounts payable	128	243
Accrued expenses	241	361
Income taxes payable	26	28
Total current liabilities	647	1,813

NON-CURRENT LIABILITIES
Long-term debt	2	23
Pension and post-retirement health care liabilities	172	508
Other liabilities	165	225
Total liabilities not subject to compromise	986	2,569

LIABILITIES SUBJECT TO COMPROMISE	1,793	—

STOCKHOLDERS’ EQUITY
Common stock - $0.01 par value; Authorized - 500.0 shares; Issued - 254.4 shares at September 30, 2009 and 254.1 shares at December 31, 2008	3	3
Additional paid-in capital	3,038	3,036
Accumulated deficit	(2,393)	(2,189)
Accumulated other comprehensive loss	(149)	(208)
Treasury stock at cost - 11.5 shares	(167)	(167)
Total Chemtura Corporation stockholders’ equity	332	475

Non-controlling interest	13	13
Total stockholders’ equity	345	488
	$3,124	$3,057

See accompanying notes to consolidated financial statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)
Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30, 2009 and 2008
(In millions)

	Nine months ended September 30,
Increase (decrease) in cash	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Chemtura Corporation	$(204)	$(283)
Adjustments to reconcile net loss attributable to Chemtura Corporation to net cash provided by operating activities:
Loss on sale of business	—	25
Loss on sale of discontinued operations	4	—
Impairment of long-lived assets	97	321
Depreciation and amortization	132	180
Stock-based compensation expense	2	6
Reorganization items, net	24	—
Equity income	—	(3)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	40	(3)
Impact of accounts receivable facilities	(103)	75
Inventories	97	(96)
Accounts payable	11	(17)
Pension and post-retirement health care liabilities	(7)	(28)
Liabilities subject to compromise	(27)	—
Other	(40)	(83)
Net cash provided by operating activities	26	94

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	3	68
Payments for acquisitions, net of cash acquired	(5)	(37)
Capital expenditures	(23)	(94)
Net cash used in investing activities	(25)	(63)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debtor-in-possession credit facility, net	250	—
(Payments on) proceeds from credit facility, net	(44)	70
Proceeds from long term borrowings	—	1
Payments on long term borrowings	(18)	(31)
Payments on short term borrowings, net	(2)	—
Dividends paid	—	(36)
Payments for debt issuance costs	(30)	—
Proceeds from exercise of stock options	—	1
Net cash provided by financing activities	156	5

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	3	(6)
Change in cash and cash equivalents	160	30
Cash and cash equivalents at beginning of period	68	77
Cash and cash equivalents at end of period	$228	$107

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

Liquidity and Bankruptcy Proceedings

The Company entered 2009 with significantly constrained liquidity.  The fourth quarter of 2008 saw an unprecedented reduction in orders for the Company’s products as the global recession deepened and customers saw or anticipated reductions in demand in the industries they served.  The impact was more pronounced on those business segments that served cyclically exposed industries. As a result, the Company’s sales and overall financial performance deteriorated resulting in the Company’s non-compliance with the two financial maintenance covenants under its Amended and Restated Credit Agreement, dated as of July 31, 2007 (the “2007 Credit Facility”) as of December 31, 2008.  On December 30, 2008, the Company obtained a 90-day waiver of compliance with these covenants from the lenders under the 2007 Credit Facility.

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

Having carefully explored and exhausted all possibilities to gain near-term access to liquidity, the Company determined that debtor-in-possession financing presented the best available alternative for the Company to meet its immediate and ongoing liquidity needs and preserve the value of the business.  As a result, having obtained the commitment of a $400 million senior secured debtor-in-possession credit facility agreement (the “DIP Credit Facility”), Chemtura, the parent company, and 26 of its subsidiaries organized in the United States (collectively, the “Debtors”) filed for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) on March 18, 2009 in the United States Bankruptcy Court for the Southern District of New York (the “Court”).  The Chapter 11 cases are being jointly administered by the Court.  The Company’s non-U.S. subsidiaries and certain U.S. subsidiaries were not included in the filing and are not subject to the requirements of the Bankruptcy Code.  The Company’s U.S. and worldwide operations are expected to continue without interruption during the Chapter 11 reorganization process.

The Debtors own substantially all of the Company’s U.S. assets.  The Debtors consist of Chemtura, the parent company, and the following subsidiaries:

• A&M Cleaning Products LLC
• Aqua Clear Industries, LLC
• ASEPSIS, Inc.
• ASCK, Inc.
• BioLab, Inc.
• BioLab Company Store, LLC
• Biolab Franchise Company, LLC
• BioLab Textile Additives, LLC
• CNK Chemical Realty Corporation
• Crompton Colors Incorporated
• Crompton Holding Corporation
• Crompton Monochem, Inc.
• GLCC Laurel, LLC
• Great Lakes Chemical Corporation
• Great Lakes Chemical Global, Inc.
• GT Seed Treatment, Inc.
• HomeCare Labs, Inc
• ISCI, Inc.
• Kem Manufacturing Corporation
• Laurel Industries Holdings, Inc.
• Monochem, Inc.
• Naugatuck Treatment Company
• Recreational Water Products, Inc.
• Uniroyal Chemical Company Limited
• Weber City Road LLC
• WRL of Indiana, Inc.

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

Under Chapter 11 of the Bankruptcy Code, the Debtors are operating their U.S. businesses as a debtor-in-possession (“DIP”) under the protection of the Court from their pre-filing creditors and claimants.  Since the filing, all orders of the Court sufficient to enable the Debtors to conduct normal business activities, including “first day” motions and the interim and final approval of the DIP Credit Facility and amendments thereto, have been entered by the Court.  While the Debtors are subject to Chapter 11, all transactions outside the ordinary course of business will require the prior approval of the Court.

As a consequence of the Chapter 11 cases, pending litigation against the Debtors is generally subject to an automatic stay and no party may take any action to collect pre-petition claims except pursuant to an order of the Court.

On March 20, 2009, the Court approved the Debtors’ “first day” motions.  Specifically, the Court granted the Debtors, among other things, interim approval to access $190 million of its $400 million DIP Credit Facility, approval to pay outstanding employee wages, health benefits, and certain other employee obligations and authority to continue to honor their current customer policies and programs, in order to ensure the reorganization process will not adversely impact their customers.  On April 29, 2009, the Court entered a final order providing full access to the $400 million DIP Credit Facility.  The Court also approved Amendment No. 1 to the DIP Credit Facility which provided for, among other things: (i) an increase in the outstanding amount of inter-company loans the Debtors could make to the non-debtor foreign subsidiaries of the Company from $8 million to $40 million; (ii) a reduction in the required level of borrowing availability under the minimum availability covenant; and (iii) the elimination of the requirement to pay additional interest expense if a specified level of accounts receivable financing was not available to the Company’s European subsidiaries.

On July 13, 2009, the Company and the parties to the DIP Credit Facility entered into Amendment No. 2 to the DIP Credit Facility subject to approvals by the Court and the Company’s Board of Directors which approvals were obtained on July 14 and July 15, 2009, respectively.  Amendment No. 2 amended the DIP Credit Facility to provide for, among other things, an option by the Company to extend the maturity of the DIP Credit Facility for two consecutive three month periods subject to the satisfaction of certain conditions.  Prior to Amendment No. 2, the DIP Credit Facility matured on the earlier of 364 days, the effective date of a plan of reorganization or the date of termination in whole of the Commitments (as defined in the DIP Credit Facility).

On August 21, 2009, the Court established October 30, 2009 as the general deadline for the filing of proofs of claim against the Debtors’ estate for certain pre-petition amounts claimed (the “Bar Date”).

As provided by the Bankruptcy Code, the Debtors have the exclusive right to file a plan of reorganization for 120 days after the petition date.  The Company filed a motion with the Court to request an extension of exclusivity and on July 28, 2009 the Court approved an extension of the exclusive right of the Debtors to file a plan of reorganization that expires on November 13, 2009.  On October 14, 2009, the Debtors filed a second motion to extend the exclusive filing period to February 11, 2010.  The motion to extend the exclusive filing period to February 11, 2010 was granted by the Court on October 27, 2009.  There can be no assurance that a plan of reorganization will be filed by the Debtors or confirmed by the Court, or that any such plan will be consummated.  After a plan of reorganization has been filed with the Court, the plan, along with a disclosure statement approved by the Court, will be sent to all creditors, equity holders and parties in interest.  Following the solicitation period, the Court will consider whether to confirm the plan.  In order to confirm a plan of reorganization, the Court must make certain findings as required by the Bankruptcy Code.  The Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met.

The ultimate recovery by the Debtors’ creditors and the Company’s shareholders, if any, will not be determined until confirmation and implementation of a plan of reorganization.  Following the Bar Date, the Debtors will evaluate the claims filed by creditors for known liabilities as well as claims with respect to contingent and unliquidated liabilities to establish the population of all creditors’ claims to be addressed by any Chapter 11 plan filed in the Debtors’ Chapter 11 cases.  No assurance can be given as to what recoveries, if any, will be assigned in the Chapter 11 cases to each of these constituencies.  A plan of reorganization could result in the Company’s shareholders receiving little or no value for their interests and holders of the Debtors’ unsecured debt, including trade debt and other general unsecured creditors, receiving less, and potentially substantially less, than payment in full for their claims.  Because of such possibilities, the value of the Company’s common stock and unsecured debt is highly speculative.  Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of these securities.  Although the shares of the Company’s common stock continue to trade on the Pink Sheets Electronic Quotation Service (“Pink Sheets”) under the symbol “CEMJQ,” the trading prices may have little or no relationship to the actual recovery, if any, by the holders under any eventual court-approved reorganization plan.  The opportunity for any recovery by holders of the Company’s common stock under such reorganization plan is uncertain as all creditors’ claims must be met in full before value can be attributed to the common stock and, therefore, the shares of the Company’s common stock may be cancelled without any compensation pursuant to such plan.

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

2) BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The information in the foregoing consolidated financial statements for the quarters and nine months ended September 30, 2009 and September 30, 2008 is unaudited but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature, except as otherwise disclosed in the accompanying notes to the consolidated financial statements.

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

The consolidated financial statements have been prepared in accordance with Accounting Standards Codification (“ASC”) Section 852-10-45, Reorganizations - Other Presentation Matters (“ASC 852-10-45”).  ASC 852-10-45 does not ordinarily affect or change the application of U.S. generally accepted accounting principles (“GAAP”).  However, it does require the Company to distinguish transactions and events that are directly associated with the reorganization in connection with the Chapter 11 proceedings from the ongoing operations of the business.  The pre-petition liabilities subject to compromise are disclosed separately on the September 30, 2009 Consolidated Balance Sheet.  Expenses incurred and settlement impacts due to the Chapter 11 proceedings are reported separately as reorganization items, net on the Consolidated Statements of Operations for the quarter and nine months ended September 30, 2009.  Interest expense related to pre-petition indebtedness has been reported only to the extent that it will be paid during the pendency of the Chapter 11 proceedings or is permitted by Court approval or is expected to be an allowed claim.

Certain reclassifications have been made to the prior period financial information to conform to the current period presentation.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2008.  The consolidated results of operations for the quarter and nine months ended September 30, 2009 are not necessarily indicative of the results expected for the full year.

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

Other income (expense), net

Other income (expense), net includes costs associated with the Company’s accounts receivable facilities, foreign exchange gains (losses) and interest income.

Other Items

Cash and cash equivalents include bank term deposits with original maturities of three months or less.  Included in cash and cash equivalents in the Company’s Consolidated Balance Sheets at September 30, 2009 and December 31, 2008 is $1 million of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.

Included in accounts receivable are allowances for doubtful accounts of $31 million and $26 million, as of September 30, 2009 and December 31, 2008, respectively.

During the nine months ended September 30, 2009 and 2008, the Company made interest payments of approximately $36 million and $60 million, respectively.  During the nine months ended September 30, 2009 and 2008, the Company made payments for income taxes (net of refunds) of $26 million and $31 million, respectively.

Accounting Developments

Implemented in 2009

In December 2007, the FASB issued guidance now codified as ASC Section 810-10-65, Consolidations — Transition and Open Effective Date Information (“ASC 810-10-65”)), which requires companies to treat non-controlling interests (commonly referred to as minority interests) as a separate component of shareholders’ equity and not as a liability.  The provisions of ASC 810-10-65 are effective as of the beginning of the Company’s 2009 fiscal year.  The presentation and disclosure requirements of ASC 810-10-65 were applied on a retrospective basis for all periods presented.

In December 2007, the FASB issued guidance now codified as ASC Topic 805, Business Combinations (“ASC 805”), which requires, among other items, that identifiable assets, liabilities, non-controlling interests and goodwill acquired in a business combination be recorded at full fair value.  The provisions of ASC 805 are effective as of the beginning of the Company’s 2009 fiscal year. The adoption of ASC 805 did not have a material impact on the Company’s consolidated financial position and results of operations.  Future adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions made prior to 2009 will impact the statement of operations based on the provisions of ASC 805.

Effective January 1, 2008, the Company adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) with respect to its financial assets and liabilities.  In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in ASC 820.  The updated guidance provided a one year deferral of the effective date of ASC 820 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  Therefore, the Company adopted the provisions of ASC 820 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s consolidated financial position and results of operations.

In March 2008, the FASB issued guidance now codified as ASC Topic 815, Derivatives and Hedging (“ASC 815”), which requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under ASC 815, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows.  The provisions of ASC 815 are effective as of the beginning of the Company’s 2009 fiscal year.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, Subsequent Events (“ASC 855”), which provides authoritative accounting literature related to evaluating subsequent events.  ASC 855 is similar to the current guidance with some exceptions that are not intended to result in significant change to current practice.  ASC 855 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The provisions of ASC 855 are effective for interim or annual financial periods ending after June 15, 2009. The Company has adopted the provisions of ASC 855 effective as of June 30, 2009 and its adoption did not have a material impact on its results of operations, financial position or its disclosures.  The Company has evaluated subsequent events through October 29, 2009.

In June 2009, FASB issued guidance now codified as ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”).  ASC 105 establishes only two levels of GAAP, authoritative and non-authoritative.  The FASB Accounting Standards Codification (the “Codification”) is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants.  All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.  The standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s financial position and results of operations.  References made to FASB guidance throughout this document have been updated for the Codification.

Future Implementations

In June 2009, the FASB issued guidance now codified as ASC Topic 810, Consolidation (“ASC 810”), which amends certain guidance for determining whether an entity is a variable interest entity (“VIE”).  ASC 810 requires an enterprise to perform an analysis to determine whether the Company’s variable interests give it a controlling financial interest in a VIE.  A company would be required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance.  In addition, ASC 810 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE.  The standard is effective for financial statements for interim or annual reporting periods that begin after November 15, 2009.  Earlier application is prohibited.  The Company is currently evaluating the impact of ASC 810.

3) CONDENSED DEBTOR COMBINED FINANCIAL STATEMENTS

Condensed combined financial statements for the Debtors as of September 30, 2009 and for the quarter and nine months then ended are presented below.  These condensed combined financial statements include investments in subsidiaries carried under the equity method.

Condensed Combined Statements of Operations

(Debtor-in-Possession)

(In millions)

	Chemtura Corporation and
	Subsidiaries in Reorganization
	Quarter Ended	Nine Months Ended
	September 30, 2009	September 30, 2009

Net sales	$524	$1,428

Cost of goods sold	425	1,197
Selling, general and administrative	49	138
Depreciation and amortization	29	86
Research and development	5	15
Antitrust costs	—	9
Impairment of long-lived assets	—	49

Operating profit (loss)	16	(66)

Interest expense	(19)	(59)
Other expense, net	(5)	(20)
Reorganization items, net	(20)	(66)
Equity in net earnings (loss) of subsidiaries	28	(3)

Loss before income taxes	—	(214)
Income tax benefit	8	10
Net earnings (loss)	$8	$(204)

Condensed Combined Balance Sheet

(Debtor-in-Possession)

as of September 30, 2009

(In millions)

Chemtura
Corporation and
Subsidiaries in
Reorganization
ASSETS
Current assets	$646
Intercompany receivables	491
Investment in subsidiaries	2,000
Property, plant and equipment	434
Goodwill	149
Other assets	413
Total assets	$4,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$427
Intercompany payables	47
Other long-term liabilities	71
Total liabilities not subject to compromise	545
Liabilities subject to compromise (a)	3,243
Total stockholders’ equity	345
Total liabilities and stockholders’ equity	$4,133

(a)          Includes inter-company payables of $1,450 million.

Condensed Combined Statement of Cash Flows

(Debtor-in-Possession)

Nine months ended September 30, 2009

(In millions)

Chemtura
Corporation and
Subsidiaries in
Increase (decrease) to cash	Reorganization

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(204)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of long-lived assets	49
Depreciation and amortization	86
Stock-based compensation expense	2
Reorganization items, net	24
Changes in assets and liabilities, net	(41)
Net cash used in operating activities	(84)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	3
Payments for acquisitions, net of cash acquired	(5)
Capital expenditures	(18)
Net cash used in investing activities	(20)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debtor-in-possession facility, net	250
Payments on credit facility, net	(44)
Payments on long term borrowings	(18)
Payments for debt issuance costs	(30)
Net cash provided by financing activities	158

CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	54
Cash and cash equivalents at beginning of period	23
Cash and cash equivalents at end of period	$77

4) LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

Under Chapter 11 of the Bankruptcy Code, certain claims against the Debtors in existence prior to the filing of the petitions for relief are stayed while the Debtors continue business operations as a debtor-in-possession.  These estimated claims are reflected in the Consolidated Balance Sheet as liabilities subject to compromise as of September 30, 2009 and are summarized in the table below.  Such claims remain subject to future adjustments.  Adjustments may result from actions of the Court, negotiations, rejection or acceptance of executory contracts, determination as to the value of any collateral securing claims, proofs of claim or other events.

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

The amounts of liabilities subject to compromise consist of the following:

As of
(In millions)	September 30, 2009
6.875% Notes due 2016 (a)	$500
7% Notes due July 2009 (a)	370
6.875% Debentures due 2026 (a)	150
2007 Credit Facility (a)	136
Other borrowings	3
Total debt subject to compromise	1,159

Pension and post-retirement health care liabilities	348
Accounts payable	125
Environmental reserves	31
Litigation reserves	56
Accrued interest expense	7
Other miscellaneous liabilities	67
Total liabilties subject to compromise	$1,793

Reorganization items are presented separately in the Consolidated Statements of Operations and represent items realized or incurred by the Company as a direct result of the Debtors’ petition filings under Chapter 11 of the Bankruptcy Code.

The reorganization items recorded in the Consolidated Statements of Operations consist of the following:

	Quarter	Nine Months
	Ended	Ended
(In millions)	September 30, 2009	September 30, 2009
Professional fees	$17	$40
Write-off debt discounts and premiums (a)	—	24
Write-off debt issuance costs (a)	—	7
Gain on settlement of pre-petition liabilities	—	(12)
Write-off deferred charges related to termination of U.S. accounts receivable facility	—	4
Rejections or terminations of lease agreements (b)	2	2
Severance - closure of manufacturing plants and warehouses (b)	1	1
Total reorganization items, net	$20	$66

(a)          The carrying value of pre-petition debt has been adjusted to its respective face value as this represents the expected allowable claim in the Chapter 11 proceedings.  As a result, debt issuance costs, discounts and premiums were charged to reorganization items, net on the Consolidated Statements of Operations.

(b)         Represents charges for cost savings initiatives for which Court approval has been obtained or requested.  For additional information see Note 20 – Restructuring Activities.

5) COMPREHENSIVE (LOSS) INCOME

An analysis of the Company’s comprehensive (loss) income follows:

	Quarter ended September 30,		Nine months ended September 30,
(In millions)	2009	2008	2009	2008
Net earnings (loss)	$8	$11	$(203)	$(282)
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustments	15	(149)	52	(60)
Unrecognized pension and other post-retirement benefit costs	2	1	6	(1)
Change in fair value of derivatives	—	(4)	1	—
Comprehensive income (loss)	25	(141)	(144)	(343)
Comprehensive income attributable to the non-controlling interest	—	1	(1)	—
Comprehensive loss attributable to Chemtura Corporation	$25	$(140)	$(145)	$(343)

The components of accumulated other comprehensive loss, net of tax at September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
(In millions)	2009	2008
Foreign currency translation adjustment	$115	$63
Unrecognized pension and other post-retirement benefit costs	(264)	(270)
Fair value of derivatives	—	(1)

Accumulated other comprehensive loss	$(149)	$(208)

Reclassifications from other comprehensive loss to earnings related to the Company’s natural gas price swap contracts aggregated to an immaterial pre-tax loss and a $1 million pre-tax loss during the quarters ended September 30, 2009 and 2008, respectively, and a $1 million pre-tax loss during each of the nine months ended September 30, 2009 and 2008, respectively.

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

OrganoSilicones Divestiture

During the quarter ended September 30, 2009, the Company recorded an accrual of $4 million ($4 million, net of taxes) related to the Company’s divestiture of the OrganoSilicones business.  This accrual relates to a loss contingency for information that became available during the third quarter of 2009.  This divestiture was accounted for as a discontinued operation in the accompanying consolidated financial statements.

7) SALE OF ACCOUNTS RECEIVABLE

At December 31, 2008, the Company had a committed U.S. Facility which provided funding for the sale of up to $100 million of its eligible U.S. receivables to certain purchasers.  On January 23, 2009, the Company entered into the 2009 U.S. Facility with up to $150 million of capacity and a three-year term with certain lenders under its 2007 Credit Facility.  Lenders who participated reduced their commitments to the 2007 Credit Facility pro-rata to their commitments to purchase U.S. eligible accounts receivable under the 2009 U.S. Facility.  Accounts receivable sold under the former U.S. Facility amounted to $36 million as of December 31, 2008.  The former U.S. Facility was terminated upon the effectiveness of the 2009 U.S. Facility.

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

Following the termination of the 2009 U.S. Facility, deferred financing costs of approximately $4 million related to this facility were charged to reorganization items, net in the Consolidated Statements of Operations.

Certain of the Company’s European subsidiaries maintained a separate European Facility to sell up to approximately $247 million of the eligible accounts receivable directly to a purchaser.  International accounts receivable sold under this facility were $67 million as of December 31, 2008.  This facility terminated during the second quarter and there were no outstanding accounts receivable that had been sold as of September 30, 2009.  The availability and access to the European Facility was restricted by the purchaser in late December 2008 in light of the Company’s financial performance.  As a result, the Company was unable to sell additional accounts receivable under this program during the first and second quarters of 2009.  Despite good faith discussions, the Company was unable to conclude an agreement to resume sales of accounts receivable under the European Facility either prior to the Chapter 11 filing or thereafter.  During the second quarter of 2009, with no agreement to restart the European Facility, the remaining balance of the accounts receivable previously sold under this facility was settled and the facility was terminated.  The Company is currently evaluating alternatives to this program.

8) INVENTORIES

Components of inventories are as follows:

	September 30,	December 31,
(In millions)	2009	2008
Finished goods	$321	$401
Work in process	51	49
Raw materials and supplies	159	161
	$531	$611

Included in the above net inventory balances are inventory obsolescence reserves of approximately $35 million and $31 million at September 30, 2009 and December 31, 2008, respectively.

9) ASSET IMPAIRMENTS

In the second quarter of 2009, the Company experienced continued year-over-year revenue reductions from the impact of the global recession in the electronic, building and construction industries.  In addition, the Consumer Performance Products segment revenues were impacted by cooler and wetter than normal weather in the northeastern and mid-western regions of the United States.  Based on these factors, the Company reviewed the recoverability of the long-lived assets of its segments in accordance with ASC Section 360-10-35, Property, Plant, and Equipment — Subsequent Measurements (“ASC 360-10-35”).  The Company evaluates the recoverability of the carrying value of its long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company realizes that events and changes in circumstances can be more frequent in the course of a U.S. bankruptcy process.  Under such circumstances, the Company assesses whether the projected undiscounted cash flows of its businesses are sufficient to recover the existing unamortized carrying value of its long-lived assets. If the undiscounted projected cash flows are not sufficient, the Company calculates the impairment amount by several methodologies, including discounting the projected cash flows using its weighted average cost of capital and valuation estimates from third parties.  The amount of the impairment is written-off against earnings in the period in which the impairment has been determined in accordance with ASC 360-10-35.

For PVC Additives, a component of the Industrial Engineered Products reporting segment, the carrying value of the long-lived assets was in excess of the undiscounted cash flows.  As a result, the Company recorded a pretax impairment charge of $60 million in the second quarter of 2009 to write-down the value of property, plant and equipment, net by $48 million and intangible assets, net by $12 million.  The $60 million charge is included in impairment of long-lived assets in the Consolidated Statements of Operations.

Due to the factors cited above, the Company also concluded it was appropriate to perform a goodwill impairment review as of June 30, 2009.  The Company used the updated projections in its long-range plan to compute estimated fair values of its reporting units.  These projections indicated that the estimated fair value of the Consumer Performance Products reporting unit was less than its carrying value.  Based on the Company’s preliminary analysis, an estimated goodwill impairment charge of $37 million was recorded for this reporting unit in the second quarter of 2009 (representing the remaining goodwill in this reporting unit).  The Company finalized its analysis of the goodwill impairment charge in the third quarter of 2009 and no change to the estimated charge was required.  Refer to Note 11 “Goodwill and Intangible Assets” for further information.

The impact of these two impairments totaled $97 million in the second quarter of 2009.  The Company incurred a $320 million goodwill impairment charge relating to Consumer Performance Products in the second quarter of 2008 and a $1 million impairment of property, plant and equipment related to the Company’s Catenoy, France facility in the third quarter of 2008.

10) PROPERTY, PLANT AND EQUIPMENT

	September 30,	December 31,
(In millions)	2009	2008
Land and improvements	$83	$83
Buildings and improvements	243	248
Machinery and equipment	1,246	1,233
Information systems equipment	218	190
Furniture, fixtures and other	29	30
Construction in progress	56	80
	1,875	1,864
Less accumulated depreciation	1,117	1,002
	$758	$862

Depreciation expense was $33 million and $43 million for the quarters ended September 30, 2009 and 2008, respectively, and $103 million and $148 million for the nine months ended September 30, 2009 and 2008, respectively.  Depreciation expense includes accelerated depreciation of certain fixed assets associated with the Company’s restructuring programs, divestment activities and the consolidation of its legacy ERP systems of $1 million and $8 million for the quarters ended September 30, 2009 and 2008, respectively, and $3 million and $39 million for the nine months ended September 30, 2009 and 2008, respectively.

Additionally, an impairment charge of $48 million to write-down the value of property, plant and equipment, net was recorded in the second quarter of 2009 related to the Company’s PVC Additives Business.  Refer to Note 9 “Asset Impairments” for further information.

11) GOODWILL AND INTANGIBLE ASSETS

Goodwill by reportable segment is as follows:

			Crop
	Consumer	Industrial	Protection
	Performance	Performance	Engineered
(In millions)	Products	Products	Products	Total

December 31, 2008	$37	$171	$57	$265
Impairment Charge	(37)	—	—	(37)
Foreign currency translation	—	7	—	7
September 30, 2009	$—	$178	$57	$235

The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units in accordance with ASC Subtopic 350-20, Intangibles — Goodwill and Other - Goodwill (“ASC 350-20”) as of July 31, or sooner, if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value.  The Company estimates the fair value of its reporting units utilizing income and market approaches through the application of discounted cash flow and market comparable methods.  The assessment is required to be performed in two steps: step one to test for a potential impairment of goodwill and, if potential impairments are identified, step two to measure the impairment loss through a full fair valuing of the assets and liabilities of the reporting unit utilizing the acquisition method of accounting.

During the quarter ended March 31, 2009, there was continued weakness in the global financial markets, resulting in additional decreases in the valuation of public companies and restricted availability of capital.  Additionally, the Company’s stock price continued to decrease due to constrained liquidity, deteriorating financial performance and the Debtors filing of a petition for relief under Chapter 11 of the Bankruptcy Code.  These events were of sufficient magnitude to the Company to conclude it was appropriate to perform a goodwill impairment review as of March 31, 2009.  The Company used its own estimates of the effects of the macroeconomic changes on the markets it serves to develop an updated view of its projections.  Those updated projections have been used to compute updated estimated fair values of its reporting units.  Based on these estimated fair values used to test goodwill for impairment in accordance with ASC 350-20, the Company concluded that no impairment existed in any of its reporting units at March 31, 2009.

The financial performance of certain reporting units was negatively impacted versus expectations due to the cold and wet weather conditions during the first half of 2009.  This fact along with the macro economic factors cited above resulted in the Company concluding it was appropriate to perform a goodwill impairment review as of June 30, 2009.  The Company used the updated projections in their long-range plan to compute estimated fair values of its reporting units.  These projections indicated that the estimated fair value of the Consumer Performance Products reporting unit was less than its carrying value.  Based on the Company’s preliminary analysis, an estimated goodwill impairment charge of $37 million was recorded for this reporting unit in the second quarter of 2009 (representing the remaining goodwill in this reporting unit).  The Company finalized its analysis of the goodwill impairment charge in the third quarter of 2009 and no change to the estimated charge was required.

The Company concluded that no additional goodwill impairment existed in any of its reporting units based on the annual review as of July 31, 2009.

For the quarter ended September 30, 2009, the Company’s consolidated performance was in line with expectations while the performance of the Company’s Crop Protection Engineered Products reporting unit was below expectations.  However, the longer-term forecasts for this reporting unit are still sufficient to support its level of goodwill.  As such, the Company concluded that no circumstances exist that would more likely than not reduce the fair value of any of its reporting units below their carrying amount and an interim impairment test was not considered necessary as of September 30, 2009.

The Company continually monitors and evaluates business and competitive conditions that affect its operations and reflects the impact of these factors in its financial projections.  If permanent or sustained changes in business or competitive conditions occur, they can lead to revised projections that could potentially give rise to impairment charges.

The Company’s intangible assets (excluding goodwill) are comprised of the following:

	September 30, 2009			December 31, 2008
(In millions)	Gross Cost	Accumulated Amortization	Net Intangibles	Gross Cost	Accumulated Amortization	Net Intangibles
Patents	$128	$(47)	$81	$137	$(50)	$87
Trademarks	275	(57)	218	285	(51)	234
Customer relationships	152	(36)	116	155	(35)	120
Production rights	45	(18)	27	45	(15)	30
Other	75	(32)	43	73	(27)	46
Total	$675	$(190)	$485	$695	$(178)	$517

The decrease in gross intangible assets since December 31, 2008 is primarily due to the write-off of $19 million related to fully amortized intangibles (offset within accumulated amortization) and a pre-tax impairment charge in the second quarter of 2009 of $12 million to write down the value of intangible assets, partially offset by foreign currency translation.  Refer to Note 9 “Asset Impairments” for further information regarding the pre-tax impairment charge.

Amortization expense related to intangible assets amounted to $11 million and $10 million for the quarters ended September 30, 2009 and 2008, respectively, and $29 million and $32 million for the nine months ended September 30, 2009 and 2008, respectively.

12) DEBT

The Company’s debt is comprised of the following:

	(In millions)	September 30, 2009	December 31, 2008

	6.875% Notes due 2016 (a)	$500	$498
	7% Notes due July 2009 (a)	370	374
	6.875% Debentures due 2026 (a)	150	126
	2007 Credit Facility (a)	136	180
	Debtor-in-possession credit facility	250	—
	Other borrowings (b)	7	26
	Total Debt	1,413	1,204

Less:	Short-term borrowings	(252)	(3)
	Current portion of long-term debt	—	(1,178)
	Liabilities subject to compromise	(1,159)	—

	Total Long-Term Debt	$2	$23

(a)          Outstanding balance is classified as liabilities subject to compromise on the Consolidated Balance Sheet at September 30, 2009.

(b)         $3 million of other borrowings is classified as liabilities subject to compromise on the Consolidated Balance Sheet at September 30, 2009.

Debtor-in-Possession Credit Facility

On March 18, 2009, the Debtors entered into a $400 million senior secured DIP Credit Facility arranged by Citigroup Global Markets Inc. with Citibank, N.A. as Administrative Agent, subject to approval by the Court.  On March 20, 2009, the Court entered an interim order providing approval for the Debtors to access $190 million of the DIP Credit Facility in the form of a $165 million term loan and a $25 million revolving credit facility.  The DIP Credit Facility closed on March 23, 2009 with the drawing of the $165 million term loan.  The initial proceeds were used to fund the termination of the 2009 U.S. Facility and pay fees and expenses associated with the transaction and to fund business operations.

On April 28, 2009, the Company, certain of its subsidiaries that are guarantors under the DIP Credit Facility, the banks, financial institutions and other institutional lenders party to the DIP Credit Facility (the “Lenders”), and Citibank, N.A., as Administrative Agent for the Lenders, entered into Amendment No. 1 to the DIP Credit Facility.  Amendment No. 1 amended the DIP Credit Facility to provide for, among other things, (i) an increase in the outstanding amount of inter-company loans the Debtors could make to the non-debtor foreign subsidiaries of the Company from $8 million to $40 million; (ii) a reduction in the required level of borrowing availability under the minimum availability covenant; and (iii) the elimination of the requirement to pay additional interest expense if a specified level of accounts receivable financing was not available to the Company’s European subsidiaries.  On April 29, 2009, the Court granted final approval of the DIP Credit Facility, as amended pursuant to Amendment No. 1 thereto.

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

On July 13, 2009, the Company and the parties to the DIP Credit Facility entered into Amendment No. 2 to the DIP Credit Facility subject to approvals by the Court and the Company’s Board of Directors which approvals were obtained on July 14 and July 15, 2009, respectively.  Amendment No. 2 amended the DIP Credit Facility to provide for, among other things, an option by the Company to extend the maturity of the DIP Credit Facility for two consecutive three month periods subject to the satisfaction of certain conditions.  Prior to Amendment No. 2, the DIP Credit Facility matured on the earlier of 364 days, the effective date of a plan of reorganization or the date of termination in whole of the Commitments (as defined in the DIP Credit Facility).

The option to extend the maturity date for the first additional three month period is subject to the satisfaction of certain conditions including, among other things, delivery of a business plan projecting EBITDA for the extension period, the filing of a plan of reorganization with the Bankruptcy Court, availability (as defined in the DIP Credit Facility) as of the initial maturity date of not less than $30 million, and the payment of an extension fee of 1% of the outstanding principal balance.  The option to extend the maturity date for a second additional three month period is subject to the satisfaction of certain conditions including, among other things, approval of the extension by the Required Lenders (as defined in the DIP Credit Facility), approval by the Bankruptcy Court of a disclosure statement and procedures to solicit votes with respect to a plan of reorganization, Availability (as defined in the DIP Credit Facility) as of June 22, 2010 of not less than $30 million, and the payment of an additional extension fee of 1% of the outstanding principal balance.  If the Company extends the maturity of the DIP Credit Facility (as allowed under Amendment No. 2), the applicable per annum interest rate for borrowings under the DIP Credit Facility increases 1% during the initial three month extension and an additional 1% commencing June 22, 2010 if extended for six months.

Amendment No. 2 also provided for an increase in the amount of permitted capital expenditures for the periods of each maturity date extension of the DIP Credit Facility, permitting the exclusion from the calculation of EBITDA any non-cash foreign currency exchange gains and losses resulting from balance sheet re-measurement, permitting the $40 million basket for inter-company loans to non-debtor foreign subsidiaries to be utilized for up to $10 million of equity contributions to such subsidiaries and for the issuance of letters of credit under the DIP Credit Facility to support credit facilities of certain foreign subsidiaries.

The DIP Credit Facility is secured by a super-priority lien on substantially all of the Company’s U.S. assets, including (i) accounts receivable; (ii) inventory; (iii) machinery, plant and equipment; (iv) intellectual property; (v) pledges of the equity of first tier subsidiaries; and (vi) pledges of debt and other instruments.

Availability of credit under the DIP Credit Facility is equal to (i) the lesser of (a) the Borrowing Base (as defined below) and (b) the effective commitments under the DIP Credit Facility minus (ii) the aggregate amount of the DIP Loans and any undrawn or unreimbursed Letters of Credit.  Borrowing Base is the sum of (i) 80% of the Debtors’ eligible accounts receivable, plus (ii) the lesser of (a) 85% of the net orderly liquidation value percentage (as defined in the DIP Credit Facility) of the Debtors’ eligible inventory and (b) 75% of the cost of the Debtors’ eligible inventory, plus (iii) $125 million, less certain reserves determined in the discretion of the Administrative Agent to preserve and protect the value of the collateral.  As of September 30, 2009, extensions of credit outstanding under the DIP Credit Facility consisted of the $250 million term loan and Letters of Credit of $13 million.

Borrowings under the term loans and the $64 million revolving facility bear interest at a rate per annum equal to, at the Company’s election, (i) 6.5% plus the Base Rate (defined as the higher of (a) 4%; (b) Citibank N.A.’s published rate; or (c) the Federal Funds rate plus 0.5%) or (ii) 7.5% plus the Eurodollar Rate (defined as the higher of (a) 3% or (b) the current LIBOR rate adjusted for reserve requirements).  Borrowings under the $86 million revolving facility bear interest at a rate per annum equal to, at the Company’s election, (i) 2.5% plus the Base Rate or (ii) 3.5% plus the Eurodollar Rate.  Additionally, the Company will pay an unused commitment fee of 1.5% per annum on the average daily unused portion of the revolving facilities and a letter of credit fee on the average daily balance of the maximum daily amount available to be drawn under Letters of Credit equal to the applicable margin above the Eurodollar Rate applicable for borrowings under the applicable revolving credit facility.  Certain fees are payable to the lenders upon the reduction or termination of the commitment and upon the substantial consummation of a plan of reorganization as described more fully in the DIP Credit Facility including an exit fee payable to the Lenders of 2% of “roll-up” commitments and 3% of all other commitments.

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

The DIP Credit Facility requires the Company to meet certain financial covenants including the following: (a) minimum cumulative monthly earnings before interest, taxes, and depreciation (“EBITDA”), after certain adjustments, on a consolidated basis; (b) a maximum variance of the weekly cumulative cash flows of the Debtors, compared to an agreed upon forecast; (c) minimum borrowing availability of $30 million; and (d) maximum quarterly capital expenditures.  In addition, the DIP Credit Facility contains covenants which, among other things, limit the incurrence of additional debt, operating leases, issuance of capital stock, issuance of guarantees, liens, investments, disposition of assets, dividends, certain payments, mergers, change of business, transactions with affiliates, prepayments of debt, repurchases of stock and redemptions of certain other indebtedness and other matters customarily restricted in such agreements.  As of September 30, 2009, the Company was in compliance with the covenant requirements of the DIP Credit Facility.

The DIP Credit Facility contains events of default, including, among others, payment defaults, breaches of representations and warranties, and covenant defaults.

Credit Facility Guarantees

The Chapter 11 filing constituted an event of default under, or otherwise triggered repayment obligations with respect to, a number of debt instruments and agreements relating to direct and indirect financial obligations of the Debtors (collectively “Pre-petition Debt”).  All obligations under the Pre-petition Debt have become automatically and immediately due and payable.  The Debtors believe that any efforts to enforce the payment obligations under the Pre-petition Debt have been stayed as a result of the Company’s filing for relief under Chapter 11 of the U.S. Bankruptcy Code.  As a result, interest accruals and payments for the unsecured Pre-petition Debt have ceased as of the petition date.  The amount of contractual interest expense not recorded in the quarter and nine months ended September 30, 2009 was approximately $20 million and $43 million, respectively.  The Pre-petition Debt as of September 30, 2009 consists of $500 million of 6.875% Notes due 2016 (“2016 Notes”), $370 million of 7% Notes due July 15, 2009 (“2009 Notes”), $150 million of 6.875% Debentures due 2026 (“2026 Debentures” and, together with the 2016 Notes, the 2009 Notes and the 2026 Debentures, the “Notes”), $136 million due 2010 under the 2007 Credit Facility and $3 million of other borrowings.  Pursuant to the final order of the Court approving the DIP Credit Facility, the Debtors have acknowledged the pre-petition secured indebtedness associated with the 2007 Credit Facility to be no less than $139 million (now $53 million after the “roll-up” in connection with the Company’s entry into the DIP Credit Facility).

The 2007 Credit Facility is guaranteed by certain U.S. subsidiaries of the Company (the “Domestic Subsidiary Guarantors”).  Pursuant to a 2007 Credit Facility covenant, the Company and the Domestic Subsidiary Guarantors were, in June of 2007, required to provide a security interest in the equity of their first tier subsidiaries (limited to 66% of the voting stock of first-tier foreign subsidiaries).  Under the terms of the indentures for the Notes, the Company was required to provide security for the Notes on an equal and ratable basis if (and for so long as) the principal amount of secured debt exceeds certain thresholds related to the Company’s assets.  The thresholds vary under each of the indentures.  In order to avoid having the Notes become equally and ratably secured with the 2007 Credit Facility obligations, the lenders agreed to limit the amount secured by the pledged equity to the maximum amount that would not require the Notes to become equally and ratably secured (the “Maximum Amount”).  In connection with the amendment and waiver agreement dated December 30, 2008, the Company and the Domestic Subsidiary Guarantors entered into a Second Amended and Restated Pledge and Security Agreement.  In addition to the prior pledge of equity granted to secure the 2007 Credit Facility obligations, the Company and the Domestic Subsidiary Guarantors granted a security interest in their inventory.  The value of this security interest continues to be limited to the Maximum Amount.

Borrowings under the 2007 Credit Facility at September 30, 2009 were $136 million.  During the second quarter of 2009, borrowings under the 2007 Credit Facility were reduced by $86 million following the entry of the final order of the DIP Credit Facility by the Court approving the “roll-up” of these advances.  Further, following the drawing of certain letters of credit issued under the 2007 Credit Facility, borrowings increased during the second and third quarters of 2009 by $34 million.

The Company has standby letters of credit and guarantees with various financial institutions the majority of which were issued under the 2007 Credit Facility.  Any additional drawings of letter of credits issued under the 2007 Credit Facility will be classified as liabilities subject to compromise in the Consolidated Balance Sheet.  At September 30, 2009, the Company had $78 million of outstanding letters of credit and guarantees primarily related to liabilities for environmental remediation, insurance obligations and European value added tax obligations of which $52 million were issued under the 2007 Credit Facility and are pre-petition liabilities and $13 million were issued under the DIP Credit Facility letter of credit sub-facility.  The Company also had $17 million of third party guarantees at September 30, 2009 for which it has reserved $2 million at September 30, 2009, which represents the probability weighted fair value of these guarantees.

13) INCOME TAXES

For the quarters ended September 30, 2009 and 2008, the Company reported an income tax benefit of $9 million and expense of $17 million, respectively.  For the nine months ended September 30, 2009 and 2008, the Company reported an income tax benefit of $3 million and expense of $37 million, respectively.  The 2009 income tax benefit includes the impact of a decrease in the liability recorded during the quarter ended September 30, 2009 for an unrecognized tax benefit in the amount of $9 million as a result of favorable audit settlements related to prior years.  The Company has established a valuation allowance against the tax benefits associated with the Company’s current year to date U.S. net operating loss.  The Company will continue to adjust its tax provision through the establishment of non-cash valuation allowances until U.S. operations are more-likely than not able to generate income in future periods.

The Company has net liabilities related to unrecognized tax benefits of $74 million at September 30, 2009 and $85 million at December 31, 2008.  At September 30, 2009, $35 million of the net tax liability has been classified as liabilities subject to compromise.

In accordance with ASC Topic 740, Income Taxes (“ASC 740”), the Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense.  Accrued interest and penalties are included within the related liability captions in the Consolidated Balance Sheet.  The Debtors are not subject to interest beginning on March 18, 2009, the date the Debtors’ filed for relief under Chapter 11 of the Bankruptcy Code.

Since the timing of resolutions and/or closure of audits is uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next year.  The Company’s current view is that it is reasonably possible that it could record a decrease in the liability for unrecognized tax benefits, relating to a number of issues, of approximately $1 million as a result of settlements with taxing authorities and closure of statutes.

14) EARNINGS (LOSS) PER COMMON SHARE

The computation of basic earnings (loss) per common share is based on the weighted average number of common shares outstanding.  The computation of diluted earnings (loss) per common share is based on the weighted average number of common and common share equivalents outstanding.  The Company had no outstanding common share equivalents for the quarters and nine months ended September 30, 2009 and 2008 for purposes of computing diluted earnings (loss) per share.

The weighted average common shares outstanding for the quarters ended September 30, 2009 and 2008 were 242.9 million and 242.4 million, respectively, and for the nine months ended September 30, 2009 and 2008 were 242.9 million and 242.3 million, respectively.

The shares of common stock underlying the Company’s outstanding stock options of 7.2 million and 13.0 million shares at September 30, 2009 and 2008, respectively, were excluded from the calculation of diluted earnings (loss) per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares as of such dates.  These options could be dilutive if the average share price increases and is greater than the exercise price of these options.  The Company’s performance-based restricted stock units (“RSUs”) of 0.5 million and 2.0 million at September 30, 2009 and 2008, respectively, were also excluded from the calculation of diluted earnings (loss) per share because the specified performance criteria for the vesting of these RSUs had not yet been met.  These RSUs could be dilutive in the future if the specified performance criteria are met.

15) STOCK-BASED COMPENSATION

Stock-based compensation expense, including amounts for RSUs and stock options, was $1 million for the quarters ended September 30, 2009 and 2008, and $2 million and $6 million for the nine months ended September 30, 2009 and 2008, respectively.  In 2009 and 2008, stock-based compensation expense was primarily reported in SG&A.

The Company uses the Black-Scholes option-pricing model to determine the compensation expense related to stock options.  The Company has elected to recognize compensation cost for option awards granted equally over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  Using this method, the weighted average fair value of stock options granted during the quarter ended September 30, 2008 was $2.50 and for the nine months ended September 30, 2008 was $3.39.  Total remaining unrecognized compensation costs associated with unvested stock options and RSUs at September 30, 2009 were $2 million and $2 million, respectively, which will be recognized over the weighted average period of approximately one year.

The Company did not grant any stock options or RSUs during the nine months ended September 30, 2009.

On July 27, 2009, the Organization, Compensation and Governance Committee of the Board of Directors (the “Committee”) adopted the Emergence Incentive Plan (“EIP”), subject to the approval of the Court, which approval was received on July 28, 2009.  The EIP provides the opportunity for participants to earn an award that will be granted upon the Company’s emergence from Chapter 11 in the form of time-based RSUs and/or stock options, if feasible, and/or in cash.  The form of consideration will be determined by the Company’s Board of Directors upon emergence from Chapter 11.  The number of employees included in the EIP and the size of the award pool are based upon specific consolidated EBITDA levels achieved during the twelve month period immediately preceding the Company’s emergence from Chapter 11. The maximum award pool could amount to $17 million.

16) PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of the Company’s defined benefit plans net periodic benefit (credit) cost for the quarters and nine months ended September 30, 2009 and 2008 are as follows:

	Defined Benefit Plans
	Qualified		International and			Post-Retirement
	U.S. Plans		Non-Qualified Plans			Health Care Plans
	Quarter ended September 30,		Quarter ended September 30,			Quarter ended September 30,
(In millions)	2009	2008	2009	2008		2009	2008

Service cost	$—	$2	$1	$—		$—	$—
Interest cost	12	12	5	7		2	2
Expected return on plan assets	(14)	(15)	(4)	(6)		—	(2)
Amortization of prior service cost	—	—	—	—		(1)	—
Amortization of actuarial losses	2	1	—	1		1	3
Curtailment/Settlement	—	—	—	2		—	—
Net periodic benefit (credit) cost	$—	$—	$2	$4		$2	$3

	Defined Benefit Plans
	Qualified		International and			Post-Retirement
	U.S. Plans		Non-Qualified Plans			Health Care Plans
	Nine months ended September 30,		Nine months ended September 30,			Nine months ended September 30,
(In millions)	2009	2008	2009	2008		2009	2008

Service cost	$—	$3	$2	$3		$—	$1
Interest cost	36	35	16	20		7	7
Expected return on plan assets	(42)	(47)	(12)	(17)		—	(2)
Amortization of prior service cost	—	—	—	—		(2)	—
Amortization of actuarial losses	7	4	—	2		1	2
Curtailment/Settlement	—	—	—	(5	)(a)	—	—
Net periodic benefit (credit) cost	$1	$(5)	$6	$3		$6	$8

(a)

During the nine months ended September 30, 2008, the Company recorded a curtailment gain of $6 million due to the decision to eliminate future earnings benefits of participants in certain international pension plans along with a settlement loss of $1 million for certain participants whose pensions were eliminated.

The Company contributed $1 million to its U.S. qualified and non-qualified pension plans and $5 million to its international pension plans for the nine months ended September 30, 2009.  Contributions to post-retirement health care plans for the nine months ended September 30, 2009 were $14 million.

Liabilities subject to compromise as of September 30, 2009 include $348 million related to all of the U.S. pension and post-retirement health care plans.

17) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s activities expose its earnings, cash flows and financial position to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and energy prices.  The Company maintains a risk management strategy that may utilize derivative instruments to mitigate risk against foreign currency movements and to manage energy price volatility.  In accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”), the Company recognizes in earnings changes in the fair value of all derivatives designated as fair value hedging instruments that are highly effective and recognizes in accumulated other comprehensive loss (“AOCL”) any changes in the fair value of all derivatives designated as cash flow hedging instruments that are highly effective.  The Company does not enter into derivative instruments for trading or speculative purposes.

The Company uses price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases.  These contracts are designated as hedges of a portion of the Company’s forecasted natural gas purchases and involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based.  The differential paid or received as natural gas prices change is reported in AOCL.  These amounts are subsequently reclassified into COGS when the related inventory layer is sold.  At September 30, 2009, the Company had unsettled price swaps with an aggregate notional amount of approximately $2 million based on the contract price and outstanding quantities of 220 million British Thermal Units (“BTU’s”).  These contracts haven been terminated by the counterparties due to the Company’s Chapter 11 proceedings and have been classified as liabilities subject to compromise.  As of the termination date, the contracts were deemed to be effective and the Company has maintained hedge accounting given that the forecasted hedge transactions are probable.  Based on the market prices of these natural gas contracts on the date of termination, the Company expects to recognize a loss of approximately $2 million in 2009.  At September 30, 2008, the Company had outstanding price swaps with an aggregate notional amount of approximately $8 million based on the contract price and outstanding quantities of 1,380 million BTU’s.

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

The Company has exposure to changes in foreign currency exchange rates resulting from transactions entered into by the Company and its foreign subsidiaries in currencies other than their local currency (primarily trade payables and receivables).  The Company is also exposed to currency risk on intercompany transactions (including intercompany loans).  The Company manages these transactional currency risks on a consolidated basis, which allows it to net its exposure.  The Company has traditionally purchased foreign currency forward contracts, primarily denominated in Euros, British Pound Sterling, Canadian dollars, Mexican pesos, and Australian dollars to manage its transaction exposure.  The aggregate notional amount of these contracts at September 30, 2008 was approximately $611 million.  These contracts are generally recognized in other income (expense), net to offset the impact of valuing recorded foreign currency trade payables, receivables and intercompany transactions.  The Company has not designated these derivatives as hedges, although it believes these instruments reduce the Company’s exposure to foreign currency risk.  However, as a result of the changes in the Company’s financial condition, it no longer has financing arrangements that provide for the capacity to purchase foreign currency forward contracts or hedging instruments to continue its prior practice.  As a result, the Company’s ability to hedge changes in foreign currency exchange rates resulting from transactions was limited as of September 30, 2009.  The net effect of foreign currency exchange gains and loses on underlying transactions (net of derivatives, if utilized) is a gain of $4 million for the quarter ended September 30, 2009, a gain of $5 million for the quarter ended September 30, 2008, a loss of $17 million for the nine months ended September 30, 2009 and a gain of $23 million for the nine months ended September 30, 2008.

The following table summarizes the unrealized (gains) and losses related to certain cash flow hedging for the quarters and nine months ended September 30, 2009 and 2008:

	Quarter ended September 30,		Nine months ended September 30,
(in millions)	2009	2008	2009	2008
Cash flow hedges (in accumulated other comprehensive income):
Balance at beginning of period	$(1)	$4	(1)	$7
Natural gas - net change in fair value, net of tax	—	(4)	(1)	—
Natural gas - loss reclassified to earnings, net of tax	1	—	2	(6)
Balance at end of period, net of tax	$—	$—	—	$1

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

	As of September 30, 2009		As of December 31, 2008
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Total debt	$(1,413)	$(1,394)	$(1,204)	$(850)
Foreign currency forward contracts	$—	$—	$34	$34
Price swap contracts	$(1)	$(1)	$(2)	$(2)

Fair Value Measurements

Effective January 1, 2008 for financial assets and liabilities and effective January 1, 2009 for non-financial assets and liabilities, the Company adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) with respect to its assets and liabilities that are measured at fair value within the financial statements on a recurring basis.  ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  The fair value hierarchy specified by ASC 820 is as follows:

•                  Level 1 – Quoted prices in active markets for identical assets and liabilities.

•                  Level 2 – Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market date.

•                  Level 3 – Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets and liabilities.

Based on Level 3 inputs utilized in the second quarter of 2009 and in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment (“ASC 360”), long-lived assets held and used with a carrying amount of $72 million were written down to their fair value of $12 million, resulting in an impairment charge of $60 million, which was included in earnings in the second quarter of 2009.  In accordance with the provisions of ASC 350-20, goodwill with a carrying amount of $37 million was written down to its implied fair value of zero.  This impairment charge of $37 million was included in earnings in the second quarter of 2009.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	As of September 30, 2009		As of December 31, 2008
(In millions)	Level 1	Level 2	Level 1	Level 2
Assets
Derivative instruments (a)	$—	$—	$—	$58
Investments held in trust related to a nonqualified deferred compensation plan (b)	1	—	1	—
Assets at fair value	$1	$—	$1	$58

Liabilities
Derivative instruments (a)	$—	$2	$—	$26
Deferred compensation liability (b)	1	—	1	—
Liabilities at fair value	$1	$2	$1	$26

(a)          Derivative instruments include foreign currency forward contracts and commodity price swaps.  These fair values were measured based upon quoted prices for similar assets and liabilities in active markets.

(b)         Represents the deferral of compensation, the Company’s match and investment earnings related to the Company’s Supplemental Savings Plan. These securities are considered general assets of the Company until distributed to the participant and are included in other assets in the Consolidated Balance Sheet. A corresponding liability is included in liabilities subject to compromise at September 30, 2009 and other liabilities at December 31, 2008 in the Consolidated Balance Sheet. Quoted market prices were used to determine fair values of the investments held in a trust with a third-party brokerage firm.

19) ASSET RETIREMENT OBLIGATIONS

The Company’s asset retirement obligations include estimates for all asset retirement obligations identified for its worldwide facilities.  The Company’s asset retirement obligations are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases at approximately 30 facilities; legal obligations to close approximately 96 brine supply, brine disposal, waste disposal, and hazardous waste injection wells and the related pipelines at the end of their useful lives; and decommissioning and decontamination obligations that are legally required to be fulfilled upon closure of approximately 39 of the Company’s manufacturing facilities.

The following is a summary of the change in the carrying amount of the asset retirement obligations for the quarters and nine months ended September 30, 2009 and 2008 and the net book value of assets related to the asset retirement obligations at September 30, 2009 and 2008:

	Quarter ended September 30,		Nine months ended September 30,
(In millions)	2009	2008	2009	2008
Asset retirement obligation balance at beginning of period	$23	$25	$23	$26
Accretion expense – cost of goods sold	2	—	3	3
Revisions to estimates	—	—	(1)	1
Payments	—	(2)	—	(7)
Asset retirement obligation balance at end of period	$25	$23	$25	$23

Net book value of asset retirement obligation assets at end of period	$2	$2	$2	$2

Depreciation Expense	$—	$—	$1	$—

At September 30, 2009, $7 million of the asset retirement obligation was included in accrued expenses, $16 million was included in other liabilities and $2 million was included in liabilities subject to compromise on the Consolidated Balance Sheet.  At December 31, 2008, $7 million was included in accrued expenses and $16 million was included in other liabilities.

20) RESTRUCTURING ACTIVITIES

In September 2009, the Company obtained approval of the Court to implement certain cost savings and growth initiatives and filed motions to obtain approval for additional initiatives.  These initiatives included the closure of a manufacturing plant in Ashley, Indiana, the consolidation of warehouses related to its Consumer Performance Products business, the reduction of leased space at two of its U.S. office facilities, and the rejection of various unfavorable leases and contracts.  As a result of these initiatives, the Company recorded pre-tax charges of $6 million in the Consolidated Statements of Operations for the quarter ended September 30, 2009 ($3 million was recorded to reorganization items, net for severance and lease rejections, $1 million was recorded to depreciation  and amortization for accelerated depreciation, and $1 million was recorded to COGS  and $1 million to SG&A for asset disposals and accelerated asset retirement obligations).

On December 11, 2008, the Company announced a worldwide restructuring program to reduce cash fixed costs.  This initiative involved a worldwide reduction in the Company’s professional and administrative staff by approximately 500 people, of which approximately 470 people had exited as of September 30, 2009.  The Company recorded a pre-tax charge of $3 million to facility closures, severance and related costs for this program during the nine months ended September 30, 2009 for severance and related costs.

In the second quarter of 2007, the Company commenced a world-wide restructuring program to improve performance and growth, which included the realignment of its business segments, streamlining of the organization, reevaluation of its manufacturing footprint, the redirection of efforts to focus on end-use markets, and the closure of the antioxidant facilities at Pedrengo and Ravenna, Italy and two intermediate chemical product lines at Catenoy, France.  These programs were substantially completed as of December 31, 2007.  The Company recorded pre-tax charges of $2 million to facility closures, severance and related costs for the nine months ended September 30, 2008 primarily for severance related to these programs.

Additionally, the Company recorded a pre-tax benefit of $2 million to facility closures, severance and related costs during the nine months ended September 30, 2008 primarily related to adjusting the reserve for unrecoverable lease costs at its Tarrytown, NY facility due to a favorable change in the sublet agreement for space at that location.

A summary of the reserves for all the Company’s cost savings and restructuring programs is as follows:

(In millions)	Severance and Related Costs	Other Facility Closure Costs	Total
Balance at January 1, 2009	$29	$2	$31
2009 charges:
Facility closure, severance and related costs	3	—	3
Reorganization initiatives, net	1	2	3
Cash payments	(21)	(1)	(22)

Balance at September 30, 2009	$12	$3	$15

At September 30, 2009, 10 million of the above reserves were included in accrued expenses and $5 million were included in liabilities subject to compromise on the Consolidated Balance Sheet.  At December 31, 2008, $31 million was included in accrued expenses.

21) LEGAL MATTERS

Impact of Chapter 11 Proceedings

During the Chapter 11 reorganization process, substantially all pending litigation against the Debtors is stayed, as well as the majority of all other pre-petition claims.  Exceptions would generally include pre-petition claims addressed by the Court and fully secured claims.  Adjustments may result from actions of the Court, negotiations, rejection of executory contracts, determination as to the value of any collateral securing claims, proofs of claims, or other events.  Additional pre-petition claims not currently reflected in the consolidated financial statements may be identified through the proof of claim reconciliation process.  The amounts of pre-petition claims ultimately allowed by the Court in respect of contingent claims may be materially different from the amounts reflected in the consolidated financial statements.  Generally, claims against Debtors arising from actions or omissions prior to their filing date may be compromised in connection with the plan of reorganization.  The ultimate resolution of all of these claims may be settled through negotiation as compared to court proceedings, with the result being that the Company retains certain obligations of the Debtors currently classified as liabilities subject to compromise in the Consolidated Balance Sheet.

Antitrust Investigations and Related Matters

Rubber Chemicals

On May 27, 2004, the Company pled guilty to a one-count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period from July 1995 to December 2001. The U.S. federal court imposed a fine of $50 million, payable in six annual installments, without interest, beginning in 2004. In light of the Company’s cooperation with the U.S. Department of Justice (“DOJ”), the court did not impose any period of corporate probation.  On May 28, 2004, the Company pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Canadian federal court imposed a sentence requiring the Company to pay a fine of CDN $9 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid (in U.S. dollars) $2 million in 2005, $7 million in 2006, $12 million in 2007 and $17 million in 2008.  A reserve of $9 million and $18 million was included in liabilities subject to compromise and accrued expenses at September 30, 2009 and December 31, 2008, respectively.  On May 26, 2009, the U.S. District Court for the Northern District of California signed a joint stipulation and order modifying the fine and the payment schedule for the final installment of $16 million of the original $50 million due to be paid on May 27, 2009.  Under the court’s order, the Company will pay a total of $10 million in four installments: $2.5 million on or before June 30, 2009; $2.5 million on or before December 31, 2009; $2.5 million on or before June 30, 2010; and $2.5 million on or before December 31, 2010.  The Company also negotiated an agreement with Canadian authorities whereby the Company would pay a total of CDN $1.8 million (approximately U.S. $1.6 million) in satisfaction of the outstanding amount on the Canadian fine according to the following schedule:  CDN $450,000 (approximately U.S. $390,000) on or before June 30, 2009; CDN $450,000 (approximately U.S. $390,000) on or before December 31, 2009; CDN $450,000 (approximately U.S. $390,000) on or before June 30, 2010; and CDN $450,000 (approximately U.S. $390,000) on or before December 31, 2010.  The Company paid the first installments of $2.5 million and CDN $450,000 (approximately U.S. $390,000) on July 6 and 9, 2009, respectively, after receiving bankruptcy court approval to do so.

European Union (“EU”) Investigations

The Company and certain of its subsidiaries are subjects of, and continue to cooperate in, an investigation being conducted by the European Commission (“EC”) with respect to possible antitrust violations relating to the sale and marketing of various classes of heat stabilizers. Such investigations concern anticompetitive practices, including price fixing and customer or market allocations, undertaken by the Company and such subsidiaries and certain of their officers and employees.  The Company and its subsidiaries that are subject to the investigations have received from the EC written assurances of conditional amnesty with respect to certain classes of heat stabilizers. The assurances of amnesty are conditioned upon several factors, including continued cooperation with the EC.  The Company has been actively cooperating with the EC regarding the heat stabilizer investigation.  On March 17, 2009, the EC issued its Statement of Objections setting out the EC’s preliminary conclusions and confirming the Company’s status as conditional immunity recipient.  On May 14, 2009, the Company submitted its response to the EC Statement and Objections and on June 17 to June 18, 2009, the Company attended an Oral Hearing at the EC.  It is anticipated that the EC will issue its Final Decision before the end of 2009.

Civil Lawsuits

The actions described below under “U.S. Civil Antitrust Actions” are in various procedural stages of litigation. Although the actions described below have not had a material adverse impact on the Company, we cannot predict the outcome of any of those actions. The Company will seek cost-effective resolutions of the various pending and threatened legal proceedings against the Company; however, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company has established reserves for all direct and indirect purchaser claims as of September 30, 2009.

The Company reviews its reserves for civil lawsuits on a quarterly basis.  The Company also adjusts its reserves quarterly to reflect its current best estimates.

U.S. Civil Antitrust Actions

Direct and Indirect Purchaser Lawsuits. The Company, individually or together with its subsidiary Uniroyal Chemical Company, Inc., now merged into Chemtura Corporation (referred to as “Uniroyal” for the purposes of the description of the Company’s lawsuits), and other companies, are defendants in various proceedings filed in state and federal courts, as described below.

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

Bandag.  This suit was originally brought by Bridgestone Americas Holding, Inc, Bridgestone Firestone North American Tire, LLC, and Pirelli Tire, LLC (all of whom have since settled) along with the remaining plaintiff, Bandag Incorporated (n/k/a/ Bridgestone Bandag, LLC), with respect to purchases of rubber chemicals from the Company, Uniroyal and several of the world-wide leading suppliers of rubber chemicals.  This suit alleges that the Company and Uniroyal, along with other rubber chemical manufacturers, conspired to fix the prices of the rubber chemicals, and to divide the rubber chemicals markets in violation of Section 1 of the Sherman Act.  Bandag Incorporated, a designer and manufacturer of tire re-treading, directly purchased from the Company and from the other defendants to this suit, and in doing so, claims to have paid artificially inflated prices for rubber chemicals. Bandag has requested treble damages, costs (including attorneys’ fees) and such other relief as the court may deem appropriate.  The Company has agreed to utilize binding arbitration to try the claims at issue in this action.  The arbitration hearings were held on March 4 through March 6 of 2009.  On May 5, 2009, the Bankruptcy Court entered an order modifying the automatic stay to allow the arbitration to proceed in order to liquidate the amount of this pre-petition claim.  On July 28, 2009, the arbitration panel issued its decision, awarding Bandag damages in the amount of $8 million and attorneys’ fees in the amount of $6 million.  On September 4, 2009, the District Court for the Northern District of California confirmed the arbitration panel’s award and entered a judgment against the Company in the amount of $14 million.  This claim is subject to compromise in the Company’s Chapter 11 proceedings.

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

Australian Civil Antitrust Matters

On September 27, 2007, the Company was sued in the Federal Court of Australia for alleged price fixing violations with respect to the sale of rubber chemicals in Australia.  The applicant filed an amended Statement of Claim on November 21, 2008.  The Company’s application to have the amended Statement of Claim struck out was heard on February 23, 2009.  The court has reserved its decision as to the Company’s application to have the amended Statement of Claim struck out.  The Company does not expect this matter to have a material adverse effect on the Company.

Federal Securities Class Action

The Company, certain of its former officers and directors (the “Crompton Individual Defendants”), and certain former directors of the Company’s predecessor Witco Corp. are defendants in a consolidated class action lawsuit, filed on July 20, 2004, in the United States District Court, District of Connecticut (the “Federal District Court”), brought by plaintiffs on behalf of themselves and a class consisting of all purchasers or acquirers of the Company’s stock between October 1998 and October 2002 (the “Federal Securities Class Action”). The consolidated amended complaint principally alleges that the Company and the Crompton Individual Defendants caused the Company to issue false and misleading statements that violated the federal securities laws by reporting inflated financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy.  The putative class includes former Witco Corp. shareholders who acquired their securities in the Crompton-Witco merger pursuant to a registration statement that allegedly contained misstated financial results.  The complaint asserts claims against the Company and the Crompton Individual Defendants under Section 11 of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder.  Plaintiffs also assert claims for control person liability under Section 15 of the Securities Act of 1933 and Section 20 of the Securities Exchange Act of 1934 against the Crompton Individual Defendants. The complaint also asserts claims for breach of fiduciary duty against certain former directors of Witco Corp. for actions they allegedly took as Witco Corp. directors in connection with the Crompton-Witco merger. The plaintiffs seek, among other things, unspecified damages, interest, and attorneys’ fees and costs. The Company and the Crompton Individual Defendants filed a motion to dismiss the complaint on September 17, 2004, and the former directors of Witco Corp. filed a motion to dismiss the complaint in February 2005.  On July 22, 2005, the Federal District Court granted a motion by the Company and the Crompton Individual Defendants to stay discovery in the related Connecticut shareholder derivative lawsuit (described below under “Shareholder Derivative Lawsuit”), pending resolution of the motion to dismiss the complaint by the Company and the Crompton Individual Defendants.  On November 28, 2008, the parties signed a settlement agreement (the “November 2008 Settlement Agreement”).  The Federal District Court granted preliminary approval of the November 2008 Settlement Agreement on December 12, 2008 and scheduled a June 12, 2009 final approval hearing which hearing was subsequently rescheduled for November 11, 2009.  The November 2008 Settlement Agreement provided for payment by or on behalf of defendants of $21 million.

On September 17, 2009, the Federal District Court entered an order cancelling the final approval hearing of the November 2008 Settlement Agreement due to the automatic stay resulting from the Company filing for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  The Federal District Court also denied on September 30, 2009 the motions to dismiss the complaint filed by the Company, the Crompton Individual Defendants and the former directors of Witco Corp.  The motions to dismiss were denied without prejudice to renew following resolution of the Company’s Chapter 11 proceedings.  On October 7, 2009, the Company filed a motion in the Bankruptcy Court seeking an order authorizing the Company to enter into a settlement agreement regarding the return of $9 million that the Company transferred to the plaintiffs prior to its Chapter 11 filing in connection with the November 2008 Settlement Agreement (the “Pre-Petition Payment”).  Under the proposed settlement, the plaintiffs will return the Pre-Petition Payment in exchange for a release by the Company of any claims against the plaintiffs (or their escrow agent) solely with respect of their retention of the Pre-Petition Payment during the Company’s Chapter 11 proceedings.  On October 20, 2009, the Federal District Court granted defendants’ uncontested motion to extend their time to respond to the complaint in the Federal Securities Class Action until twenty-one days after a plan of reorganization for the Company confirmed under Chapter 11 of the Bankruptcy Code becomes effective.

Shareholder Derivative Lawsuit

Certain current directors and one former director and officer of the Company (the “Individual Defendants”) are defendants in a shareholder derivative lawsuit filed on August 25, 2003 in Connecticut state court (the “State Court”), nominally brought on behalf of the Company (the “Shareholder Derivative Lawsuit”).  The Company is a defendant in the Shareholder Derivative Lawsuit. The plaintiff filed an amended complaint on November 19, 2004 which alleges that the Individual Defendants breached their fiduciary duties by causing or allowing the Company to issue false and misleading financial statements by inflating financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy. The plaintiff contends that this wrongful conduct caused the Company’s financial results to be inflated, cost the Company its credibility in the marketplace and market share, and has and will continue to cost the Company millions of dollars in investigative and legal fees. The plaintiff seeks, among other things, compensatory and punitive damages against the director defendants in unspecified amounts, prejudgment interest, and attorneys’ fees and costs. The Company filed a motion to strike all counts of the complaint on January 12, 2005 for failure to allege adequately that a pre-lawsuit demand on the Company’s Board of Directors by the plaintiff would have been futile and was thus excused.  This motion was subsequently denied by the court.  Discovery in this lawsuit has been stayed by the Federal District Court pending resolution of the motion to dismiss the complaint filed by the Company and the Crompton Individual Defendants in the related consolidated securities class action lawsuit described above under “Federal Securities Class Action.”  On July 25, 2008, the plaintiff filed a motion in the Federal District Court seeking to lift the discovery stay.  On July 27, 2009, the parties entered into an agreement to settle the Shareholder Derivative Lawsuit under which the Company agreed to adopt certain corporate governance measures, and the defendants agreed to pay $1.3 million to plaintiff’s attorneys, to be paid entirely from insurance for the Company and the Individual Defendants.  On August 13, 2009, the Bankruptcy Court entered an order approving the settlement and on August 28, 2009, the plaintiff filed a stipulation and agreed order dismissing the Shareholder Derivative Lawsuit, which lawsuit was dismissed with prejudice by the State Court on August 28, 2009.

Accruals

At September 30, 2009, the Company had an accrual of $35 million which was classified as liabilities subject to compromise and at December 31, 2008, the Company had an accrual of $30 million which was classified as accrued expenses, relating to the remaining U.S. direct and indirect purchaser lawsuits, the federal securities class action lawsuit described under “Federal Securities Class Action” and the shareholder derivative lawsuit described under “Shareholder Derivative Lawsuit.”  These accruals cover all direct and indirect purchaser antitrust claims.  The Company periodically reviews its accruals as additional information becomes available, and may adjust its accruals based on actual settlement offers and other later occurring events.

Other

The Company is routinely subject to other civil claims, litigation and arbitration, and regulatory investigations, arising in the ordinary course of its business, as well as in respect of its divested businesses. Some of these claims and litigations relate to product liability claims, including claims related to the Company’s current products and asbestos-related claims concerning premises and historic products of its corporate affiliates and predecessors. The Company believes that it has strong defenses to these claims. These claims have not had a material impact on the Company to date and the Company believes the likelihood that a future material adverse outcome will result from these claims is remote. However, the Company cannot be certain that an adverse outcome of one or more of these claims would not have a material adverse effect on its financial condition, results of operations or cash flows.

22) CONTINGENCIES

Impact of Chapter 11 Proceedings

During the Chapter 11 reorganization process, substantially all pending litigation against the Debtors is stayed, as well as the majority of all other pre-petition claims.  Exceptions would generally include pre-petition claims addressed by the Court and fully secured claims.  Adjustments may result from actions of the Court, negotiations, rejection of executory contracts, determination as to the value of any collateral securing claims, proofs of claims, or other events.  Additional pre-petition claims not currently reflected in the consolidated financial statements may be identified through the proof of claim reconciliation process.  The amounts of pre-petition claims ultimately allowed by the Court in respect to contingent claims may be materially different from the amounts reflected in the consolidated financial statements.  Generally, claims against Debtors arising from actions or omissions prior to their filing date may be compromised in connection with the plan of reorganization.  The ultimate resolution of all of these claims may be settled through negotiation as compared to court proceedings, with the result being that the Company retains certain obligations of the Debtors currently classified as liabilities subject to compromise in the Consolidated Balance Sheet.

Environmental Matters

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts.  For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operation and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes that such costs are estimable.  The total amount accrued for such environmental liabilities as of September 30, 2009 and December 31, 2008, was $111 million and $107 million, respectively.  At September 30, 2009 and December 31, 2008, $2 million and $12 million, respectively, of these environmental liabilities were reflected as accrued expenses and $78 million and $95 million, respectively, were reflected as other liabilities and as of September 30, 2009, $31 million was classified as liabilities subject to compromise on the Consolidated Balance Sheets.  The Company estimates the environmental liability could range up to $151 million at September 30, 2009.  The Company’s accruals for environmental liabilities include estimates for determinable clean-up costs. During the nine months ended September 30, 2009, the Company recorded a pre-tax charge of $8 million to increase its environmental liabilities and made payments of $7 million for clean-up costs, which reduced its environmental liabilities.  At certain sites, the Company has contractual agreements with certain other parties to share remediation costs.  The Company has a receivable of $12 million at September 30, 2009 to reflect probable recoveries.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed the Company’s present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations and cash flows. It is reasonably possible that the Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

The Company and several of its subsidiaries have been identified by federal, state or local governmental agencies, and by other potentially responsible parties (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States.  Because in certain circumstances these laws have been construed to authorize joint and several liability, the Environmental Protection Agency (“EPA”) could seek to recover all costs involving a waste disposal site from any one of the PRPs for such site, including the Company, despite the involvement of other PRPs.  In many cases, the Company is one of several hundred PRPs so identified.  In a few instances, the Company is the sole or one of only a handful of parties performing investigation and remediation.  Where other financially responsible PRPs are involved, the Company expects that any ultimate liability resulting from such matters will be apportioned between the Company and such other parties.  In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.

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

Legal Proceedings

Tricor — This case involves two related properties in Bakersfield, California; the Oildale Refinery (the “Refinery”) and the Mt. Poso Tank Farm (“Mt. Poso”). The Refinery and Mt. Poso were previously owned and operated by a division of Witco Corp., a predecessor of the Company.  In 1997, the Refinery and portions of Mt. Poso were sold to Golden Bear Acquisition Corp. Under the terms of sale, Witco retained certain environmental obligations with respect to the Refinery and Mt. Poso. Golden Bear operated the refinery for several years before filing bankruptcy in 2001.  Tricor Refining LLC (“Tricor”) purchased the Refinery and related assets out of bankruptcy.  In 2004, Tricor commenced an action against the Company alleging that the Company failed to comply with its obligations under an Environmental Agreement that was assumed by Tricor when it acquired the assets of Golden Bear.

The case was bifurcated and in July 2007, the California Superior Court, Kern County, entered an interlocutory judgment finding liability against the Company based on breach of contract.  Thereafter, Tricor elected to terminate the contract and seek monetary damages in the amount of $31 million (plus attorneys fees) based on the alleged cost of cleaning up the Refinery.  The damages phase of the trial began in November 2008 and the testimony phase of the trial was completed on March 16, 2009.  The Company calculated cleanup costs at $2 million.  Post-trial briefing of the case was stayed upon filing by the Company for relief under Chapter 11 of the U.S. Bankruptcy Code, but the stay has since been lifted by stipulation of the parties and approval of the Bankruptcy Court.  Briefing will be concluded on November 3, 2009, and the matter will stand submitted as of that date, with a decision expected within 90 days thereafter.  Tricor did not seek damages with respect to Mt. Poso, and the parties have entered into a tolling agreement relating to this aspect of the case.  The Court’s Phase I decision relieved Tricor of any obligation to take title to any portion of Mt. Poso.  The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s financial condition.

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

At the time of the fire, the Company maintained, and continues to maintain, property and general liability insurance.  The Company believes that its general liability policies will adequately cover any third party claims and legal and processing fees in excess of the amounts that were recorded through September 30, 2009.

Albemarle Corporation - In May 2002, Albemarle Corporation filed two complaints against the Company in the United States District Court for the Middle District of Louisiana, one alleging that the Company infringed three process patents held by Albemarle Corporation relating to bromine vacuum tower technology, and the other alleging that the Company infringed or contributed to or induced the infringement of a patent relating to the use of decabromodiphenyl ethane as a flame retardant in thermoplastics. On a motion by the Company and over Albemarle’s objection, the cases were consolidated. In addition, the Company filed a counterclaim with the District Court in the flame retardant cases, alleging, among other things, that the Albemarle patent is invalid or was obtained as a result of inequitable conduct from the United States Patent and Trademark Office. In March 2004, Albemarle amended its consolidated complaint to add additional counts of patent infringement and trade secret violations. The Company believes that the allegations of Albemarle in the consolidated complaint, as well as the allegations in the additional counts, are without basis, factually or legally, and intends to defend the case vigorously.  On October 25, 2005, Albemarle filed a complaint against the Company and Great Lakes Chemical Corporation in the United States District Court for the Middle District of Louisiana alleging that the Company and Great Lakes infringed a recently granted U.S. patent held by Albemarle relating to a decabromodiphenyl ethane “wet cake” intermediate product.  The Company believes that the allegations of the complaint are without basis, factually or legally, and intends to defend the case vigorously.

Diacetyl Litigation — Beginning in 2004, food industry factory workers began alleging that exposure to diacetyl, a butter flavoring ingredient widely used in the food industry between 1982 and 2005, caused respiratory illness.  Product liability actions were filed throughout the United States alleging that diacetyl was defectively designed and manufactured and that diacetyl manufacturers and distributors had failed to properly warn the end users of diacetyl’s dangers.  Currently, there are fifteen diacetyl lawsuits pending against among others the Company and/or Chemtura Canada Corporation (“Chemtura Canada”), a wholly-owned subsidiary.  Since the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code on March 18, 2009, these actions have been stayed against the Company.  On June 17, 2009, the Company filed an adversary proceeding in the Bankruptcy Court in the Southern District of New York seeking to extend the automatic stay to Chemtura Canada, a non-debtor, and Citrus & Allied Essences, Ltd. (“Citrus”), Chemtura Canada’s exclusive reseller in North America, in connection with all current and future product liability actions involving diacetyl.  The Bankruptcy Court granted the Company’s request for a temporary restraining order on June 23, 2009.  A preliminary injunction hearing was scheduled for August 19, 2009 but was adjourned to November 5, 2009.  The Company is simultaneously moving to transfer all existing diacetyl-related claims against the Company, Chemtura Canada and Citrus to the United States District Court for the Southern District of New York with the goal of resolving the diacetyl litigation as effectively and expeditiously as possible.  Although it is not possible to quantify the total amount of damages for all diacetyl-related claims, these claims could, either individually or in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Each quarter the Company evaluates and reviews pending claims and litigation to determine the amount, if any, that should be accrued with respect to such claims and litigation.  As of September 30, 2009 and December 31, 2008, the Company’s accruals for probable loss in the aforementioned legal proceedings is immaterial.  In addition, the related receivable to reflect probable insurance recoveries is also immaterial.

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

In addition to the matters referred to above, the Company is subject to routine litigation in connection with the ordinary course of its business.  These routine matters have not had a material adverse effect on the Company, its business or financial condition in the past, and the Company does not expect these litigations, individually or in the aggregate, to have a material adverse effect on its business or its financial condition in the future, but it can give no assurance that such will be the case.

Guarantees

The Company has standby letters of credit and guarantees with various financial institutions.  At September 30, 2009 and December 31, 2008, the Company had $78 million and $107 million, respectively, of outstanding letters of credit and guarantees primarily related to its liabilities for environmental remediation, insurance obligations and European value added tax (“VAT”) obligations of which $52 million were issued under the 2007 Credit Facility and are pre-petition liabilities and $13 million were issued under the DIP Credit Facility letter of credit sub-facility.

The Company has applied the disclosure provisions of ASC Topic 460, Guarantees (“ASC 460”), to its agreements that contain guarantee or indemnification clauses. The Company is a party to several agreements pursuant to which it may be obligated to indemnify a third party with respect to certain loan obligations of joint venture companies in which the Company has an equity interest.  These obligations arose to provide initial financing for a joint venture start-up, fund an acquisition and/or provide project capital.  Such obligations mature through August 2014.  In the event that any of the joint venture companies were to default on these loan obligations, the Company would indemnify the other party up to its proportionate share of the obligation based upon its ownership interest in the joint venture.  At September 30, 2009, the maximum potential future principal and interest payments due under these guarantees were $17 million and $1 million, respectively.  In accordance with ASC 460, the Company has accrued $2 million in reserves, which represents the probability weighted fair value of these guarantees at September 30, 2009. The reserve has been included in long-term liabilities on the Consolidated Balance Sheet at September 30, 2009 with an offset to the investment included in other assets.

The Company also has a customer guarantee, in which the Company has contingently guaranteed certain debt obligations of one of its customers.  At September 30, 2009 and December 31, 2008, the amount of this guarantee was $1 million and $2 million, respectively.  Based on past experience and the underlying circumstances, the Company does not expect to have to perform under this guarantee.

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

23) BUSINESS SEGMENT DATA

The Company evaluates a segment’s performance based on several factors, of which the primary factor is operating profit (loss).  In computing operating profit (loss) by segment, the following items have not been deducted:  (1) general corporate expense; (2) amortization; (3) facility closures, severance and related costs; (4) antitrust costs; (5) certain accelerated depreciation; (6) loss on sale of business; and (7) impairment of long-lived assets.  Pursuant to ASC Topic 280, Segment Reporting (“ASC 280”), these items have been excluded from the Company’s presentation of segment operating profit (loss) because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance.

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

Industrial Engineered Products

Industrial Engineered Products are chemical additives designed to improve the performance of polymers in their end-use applications.  Industrial Engineered Products include brominated performance products, flame retardants, fumigants, organometallics and PVC additives.  The products are sold across the entire value chain ranging from direct sales to monomer producers, polymer manufacturers, compounders and fabricators, fine chemical manufacturers and oilfield service companies to industry distributors.

General Corporate Expense and Other Charges

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis, including amortization expense.  These costs are primarily for corporate administration services net of costs allocated to the business segments, costs related to corporate headquarters and management compensation plan expenses for executives and corporate managers.  Facility closures, severance and related costs are primarily for severance costs related to the Company’s 2008 and 2007 cost savings initiatives.  The antitrust costs are primarily for settlements and legal costs associated with antitrust investigations and related civil lawsuits.  Accelerated depreciation relates to certain assets affected by the Company’s restructuring programs, divestitures and legacy ERP systems.  The loss on sale of business in 2008 relates primarily to the sale of the oleochemicals business.  Impairment of long-lived assets in 2009 is related to reducing the carrying value of goodwill in the Consumer Performance Products segment and property, plant and equipment net and intangible assets, net in the Industrial Engineered Products segment.  Impairment of long-lived assets in 2008 is related primarily to reducing the carrying value of goodwill in the Consumer Performance Products segment.

A summary of business data for the Company’s reportable segments for the quarters and nine months ended September 30, 2009 and 2008 are as follows:

Information by Business Segment

	Quarter ended September 30,		Nine months ended September 30,
(In millions)	2009	2008	2009	2008
Net Sales
Consumer Performance Products	$115	$121	$368	$422
Industrial Performance Products	271	389	720	1,166
Crop Protection Engineered Products	89	103	246	306
Industrial Engineered Products	206	311	551	962
Total net sales	$681	$924	$1,885	$2,856

	Quarter ended September 30,		Nine months ended September 30,
(In millions)	2009	2008	2009	2008
Operating Profit (Loss)
Consumer Performance Products	$17	$16	$51	$49
Industrial Performance Products	29	30	55	95
Crop Protection Engineered Products	5	18	33	63
Industrial Engineered Products	10	15	(22)	43
	61	79	117	250

General corporate expense, including amortization	(27)	(24)	(77)	(71)
Accelerated depreciation of property, plant and equipment	—	(8)	—	(24)
Facility closures, severance and related costs	—	—	(3)	—
Antitrust costs	—	(1)	(10)	(12)
Loss on sale of business	—	(1)	—	(25)
Impairment of long-lived assets	—	(1)	(97)	(321)
Total operating profit (loss)	$34	$44	$(70)	$(203)

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 1 OF THIS FORM 10-Q.

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

CHAPTER 11 FILING

The Company entered 2009 with significantly constrained liquidity.  The fourth quarter of 2008 saw an unprecedented reduction in orders for the Company’s products as the global recession deepened and customers saw or anticipated reductions in demand in the industries they served.  The impact was more pronounced on those business segments that served cyclically exposed industries. As a result, the Company’s sales and overall financial performance deteriorated resulting in the Company’s non-compliance with the two financial maintenance covenants under its Amended and Restated Credit Agreement, dated as of July 31, 2007 (the “2007 Credit Facility”) as of December 31, 2008.  On December 30, 2008, the Company obtained a 90-day waiver of compliance with these covenants from the lenders under the 2007 Credit Facility.

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

Having carefully explored and exhausted all possibilities to gain near-term access to liquidity, the Company determined that debtor-in-possession financing presented the best available alternative for the Company to meet its immediate and ongoing liquidity needs and preserve the value of the business.  As a result, having obtained the commitment of a $400 million senior secured debtor-in-possession credit facility agreement (the “DIP Credit Facility”), Chemtura, the parent company, and 26 of its subsidiaries organized in the United States (collectively, the “Debtors”) filed for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) on March 18, 2009 in the United States Bankruptcy Court for the Southern District of New York (the “Court”).  The Chapter 11 cases are being jointly administered by the Court.  The Company’s non-U.S. subsidiaries and certain U.S. subsidiaries were not included in the filing and are not subject to the requirements of the Bankruptcy Code.  The Company’s U.S. and worldwide operations are expected to continue without interruption during the Chapter 11 reorganization process.

THIRD QUARTER RESULTS

Consolidated net sales were $681 million for the third quarter of 2009 or $243 million lower than the third quarter of 2008.  The decrease in revenue was attributable to reduced sales volumes of $214 million primarily due to impact of the global recession, a reduction in selling prices of $21 million and unfavorable foreign currency translation of $8 million.  The reduction in volume impacted all segments.

Gross profit for the third quarter of 2009 was $168 million, a decrease of $25 million compared with the same quarter last year.  Gross profit as a percentage of sales increased to 25% in the quarter from 21% in the same quarter last year.  The decrease in gross profit was primarily due to $53 million in lower volume and unfavorable product mix, $21 million from lower selling prices, $8 million from unfavorable manufacturing costs (primarily due to lower plant utilization) and $2 million from unfavorable foreign currency impacts.  These impacts were partially offset by a $52 million decrease in raw material and energy costs and a $7 million reduction in distribution costs.

Selling, general and administrative expenses (“SG&A”) of $80 million remained unchanged from the third quarter of 2008.

Depreciation and amortization expense of $45 million was $9 million lower than the third quarter of 2008, primarily due to accelerated depreciation taken in 2008 related to the Company’s legacy ERP systems.

Research and development expense (“R&D”) of $9 million was $3 million lower than the third quarter of 2008 as a result of cost reduction initiatives.

Antitrust costs were negligible for the third quarter of 2009.  Antitrust costs were $1 million during the third quarter of 2008, primarily representing legal costs associated with the antitrust investigations and civil lawsuits.

The loss on sale of business in the third quarter of 2008 of $1 million was related primarily to the sale of the oleochemicals business.

The impairment of long-lived assets of $1 million in the third quarter of 2008 primarily related to the Company’s Catenoy, France facility.

Equity income was negligible during the third quarters of 2009 and 2008.

Interest expense of $18 million during the third quarter of 2009 was $2 million lower than the same period in 2008.  Lower interest expense from unrecorded contractual interest expense on unsecured debt as a result of the Chapter 11 filing was partially offset by an increase due to borrowings under the DIP Credit Facility.

Other income, net was $7 million in the third quarter of 2009 compared with $4 million for the same quarter in 2008.  The increase primarily reflected lower fees associated with the termination of the Company’s accounts receivable financing facilities.

Reorganization items, net of $20 million represent items realized or incurred by the Company related to its reorganization under Chapter 11 and includes professional fees directly associated with the reorganization and the impact of reorganization initiatives for which Court approval has been obtained or requested.

The Company’s income tax benefit in the third quarter of 2009 was $9 million, compared with tax expense of $17 million in the third quarter of 2008.  The 2009 income tax benefit includes the impact of a decrease in the liability for an unrecognized tax benefit in the amount of $9 million as a result of favorable audit settlements related to prior years. The Company provided a full valuation allowance against the tax benefit associated with the Company’s U.S. net operating loss.

The loss on sale of discontinued operations in the third quarter of 2009 was $4 million, which represented an adjustment for a loss contingency related to the sale of the OrganoSilicones business in July 2003.

The net earnings attributable to the Company for the third quarter of 2009 was $8 million as compared with net earnings of $11 million for the third quarter of 2008.

Segment Results

Consumer Performance Products

Net sales for the Consumer Performance Products segment decreased by $6 million to $115 million in the third quarter of 2009 compared with $121 million in the same quarter in 2008.  Operating profit increased $1 million in the third quarter of 2009 to $17 million compared with $16 million in the same quarter of 2008.

The $6 million decrease in net sales was driven by reduced sales volume of $12 million and $2 million in unfavorable foreign currency translation, partially offset by price increases of $8 million.  The reduction in volume was primarily driven by cooler and wetter than normal weather in the northeastern and mid-western regions of the United States, some weakness in demand attributed to economic conditions in both the United States and Europe, and the deemphasizing of participation in the distribution channel that commenced at the end of the second quarter of 2008.  The Company increased its selling prices in the third quarter of 2008 to recover the large increase in product costs that had occurred through the first half of 2008.  Operating profit increased by $1 million due to the $8 million benefit of price increases implemented to offset increased costs of raw materials in 2008, a $1 million reduction in distribution costs and a $1 million decrease in SG&A and R&D (collectively, “SGA&R”) and other costs.  These impacts were partially offset by a $6 million reduction in sales volume and unfavorable product mix, and a $3 million increase in manufacturing costs primarily due to lower production levels.

Industrial Performance Products

Net sales in the Industrial Performance Products segment decreased by $118 million to $271 million in the third quarter of 2009 compared with $389 million in the same quarter in 2008.  Operating profit decreased by $1 million in the third quarter of 2009 to $29 million compared with $30 million in the same quarter of 2008.

The $118 million decrease in net sales was driven primarily by reduced sales volume of $96 million, a reduction in selling prices of $19 million and $3 million due to unfavorable foreign currency translation.  All product lines saw reduced sales volume year-over-year due to the recession.  However, demand showed some modest improvement compared to the first half of 2009.  Operating profit decreased by $1 million due to a $23 million reduction in sales volume and unfavorable product mix, a $19 million reduction in selling prices and a $2 million increase in manufacturing costs, substantially offset by a $34 million decrease in raw material and energy costs, a $4 million reduction in distribution costs and a $5 million decrease in SGA&R and other costs.

Crop Protection Engineered Products

Net sales for the Crop Protection Engineered Products segment decreased by $14 million to $89 million for the third quarter of 2009 compared with $103 million in the same quarter in 2008.  Operating profit decreased by $13 million to $5 million in the third quarter of 2009 compared with $18 million in the same quarter of 2008.

The decrease in net sales reflected $10 million in lower sales volume, a $2 million unfavorable foreign currency translation and a $2 million reduction in selling prices.  Operating profit decreased by $13 million primarily due to $6 million in higher manufacturing, raw material and energy costs, $4 million from lower volume, $2 million from lower selling prices and $1 million of other cost increases.  Demand has been affected by lower agricultural commodity prices and the impact of the reduced availability of credit to growers.  Manufacturing costs increased primarily due to lower production levels.

Industrial Engineered Products

Net sales in the Industrial Engineered Products segment decreased by $105 million to $206 million for the third quarter of 2009 compared with $311 million in the same quarter in 2008.  The $10 million operating profit reflected a reduction of $5 million compared with operating profit of $15 million for the third quarter of 2008.

The decrease in net sales reflected a reduction of $95 million in sales volume, a $9 million reduction in selling prices and $1 million unfavorable foreign currency translation.  Products sold to electronic, building and construction, and consumer durable polymer applications showed the most dramatic year-over-year reductions from the impact of the global recession.  However, electronics demand has shown progressive improvement since the spring and demand from other industrial sectors has showed more modest improvement in the third quarter of 2009 compared with the first half of 2009.

Operating profit decreased $5 million primarily due to $21 million in lower volume and unfavorable product mix and $9 million in lower selling prices.  These decreases in operating profit were partially offset by a $19 million reduction in raw material and energy costs, a $2 million reduction in distribution costs, $2 million in favorable manufacturing costs and a $2 million benefit from SGA&R.

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

Corporate expense was $27 million for the third quarter of 2009, which included $11 million of amortization expense related to intangibles, compared with $24 million for the third quarter of 2008, which included $10 million of amortization expense.

The $3 million increase in corporate expense was primarily driven by a $3 million change in estimate for environmental reserve requirements, a $2 million benefit in 2008 from the recovery of insurance proceeds related to a facility fire, $1 million in higher pension and other post-retirement benefit plan costs, and $1 million of other cost increases.  These costs were partially offset by $3 million in pension curtailment and settlement charges in 2008, and a $1 million net reduction in depreciation and amortization expense.

YEAR-TO-DATE RESULTS

Consolidated net sales were $1,885 million for the nine month period ended September 30, 2009 or $971 million lower than the same nine month period of 2008.  The decrease in revenue was attributable to reduced sales volumes of $888 million primarily due to the global recession, unfavorable foreign currency translation of $56 million and the impact of the divestiture of the oleochemicals business in the Industrial Engineered Products segment of $31 million, partially offset by higher selling prices of $4 million.  The reduction in volume impacted all segments.  The increase in selling prices primarily occurred within the Consumer Performance Products segment in response to increases in the costs of raw materials.

Gross profit for the nine month period ended September 30, 2009 was $419 million, a decrease of $206 million compared to the same nine month period last year.  Gross profit as a percentage of sales of 22% was unchanged from the prior year.  The decrease in gross profit was primarily driven by the $238 million reduction in sales volume and unfavorable product mix, $58 million from unfavorable manufacturing costs (primarily due to lower plant utilization), $12 million in unfavorable foreign currency translation, a $5 million benefit in 2008 from insurance proceeds associated with the 2005 hurricanes Katrina and Rita and $2 million of other cost increases.  These impacts were partially offset by a $70 million decrease in raw material and energy costs, $26 million in lower distribution costs, a $7 million charge in 2008 for an assumed lease, $4 million from higher selling prices and a $2 million reduction in accelerated asset retirement obligations.

SG&A was $220 million for the nine month period ended September 30, 2009, a $33 million reduction from the same nine month period of 2008.  The decrease in SG&A primarily reflected the favorable benefit of the Company’s restructuring program.  Favorable foreign currency translation contributed $7 million to the reduction, which was offset by a $4 million pension plan curtailment gain in 2008.

Depreciation and amortization expense of $132 million for the nine month period ended September 30, 2009 was $48 million lower than the same nine month period of 2008, primarily due to accelerated depreciation taken in 2008 related to the divested oleochemicals business and the Company’s legacy ERP systems.

R&D of $27 million for the nine month period ended September 30, 2009 was $13 million lower than the same nine month period of 2008 as a result of cost reduction initiatives.

Facility closure, severance and related costs during the nine month period ended September 30, 2009 were $3 million which was primarily related to the ongoing execution of the Company’s restructuring program announced in the fourth quarter of 2008.

The Company incurred antitrust costs of $10 million during the nine month period ended September 30, 2009, which primarily represent estimated costs to settle certain antitrust investigations and civil lawsuits.  Antitrust costs of $12 million during the nine month period ended September 30, 2008 primarily represent estimated costs to settle certain antitrust investigations and civil lawsuits.

The loss on sale of business in the nine months ended September 30, 2008 of $25 million related primarily to the sale of the oleochemicals business.

During the quarters ended June 30, 2009 and 2008, the Company updated its long-term financial projections for each of its businesses.  Based upon the indicators within these long-term projections, the Company performed its step one impairment analysis for all reporting units carrying goodwill.  These projections indicated that the estimated fair value of the Consumer Performance Products reporting unit was less than its carrying value as of both testing dates.  Based on the Company’s analysis, the Company recorded a goodwill impairment charge for this reporting unit of $37 million and $320 million for the nine months ended September 30, 2009 and 2008, respectively.  The charge for the second quarter of 2009 represented an estimated goodwill impairment charge which was be finalized in the third quarter of 2009 without adjustment.

In addition, based on the detailed cash flow projections developed for each component of its reporting segments, the Company reviewed the recoverability of the long-lived assets of its segments in accordance with Accounting Standards Codification (“ASC”) Section 360-10-35, Property, Plant, and Equipment — Subsequent Measurements  (“ASC 360-10-35”).  For the recoverability test, the Company compared the undiscounted cash flows from the revised long-range plan to the corresponding long-lived assets by component.

For PVC Additives, a component of the Industrial Engineered Products reporting segment, the carrying value of the long-lived assets was in excess of the undiscounted cash flows.  As a result, the Company recorded a pre-tax impairment charge of $60 million in the second quarter of 2009 to write-down the value of property, plant and equipment, net by $48 million and intangible assets, net by $12 million.  The $60 million charge is included within impairment of long lived assets in the Consolidated Statements of Operations.

The impact of these two impairments totaled $97 million for the nine months ended September 30, 2009.  In the nine month period ended September 30, 2008, the Company incurred a $321 million impairment charge primarily related to Consumer Performance Products’ goodwill.

Equity income was negligible during the nine month period ended September 30, 2009, a decrease of $3 million from the same nine months in 2008, primarily a result of the Company’s equity investments being impacted by the global recession.

Interest expense of $53 million for the nine month period ended September 30, 2009 was $6 million lower than the same nine month period in 2008.  Lower interest expense from unrecorded contractual interest expense on unsecured debt as a result of the Chapter 11 filing was partially offset by an increase due to higher average borrowings under the 2007 Credit Facility and borrowings under the DIP Credit Facility.

Other expense, net was $13 million for the nine month period ended September 30, 2009 compared with other income, net of $17 million for the same nine month period in 2008.  The increase primarily reflected foreign exchange losses in 2009 resulting from un-hedged balance sheet positions in 2009 due to the Company’s inability to purchase foreign currency forward contracts and non-recurring foreign exchange gains in 2008, partially offset by lower fees associated with the termination of the Company’s accounts receivable financing facilities.

Reorganization items, net of $66 million represent items realized or incurred by the Company related to its reorganization under Chapter 11.  Reorganization items, net during the nine month period ended September 30, 2009 included the write-off of debt discounts, premiums and debt issuance costs; professional fees directly associated with the reorganization; the write-off of deferred financing expenses related to the termination of the 2009 U.S. Facility; and reorganization initiatives for which Court approval has been obtained or requested, partially offset by gains on the settlement of certain pre-petition liabilities.

The Company’s income tax benefit for the nine month period ended September 30, 2009 was $3 million compared with income tax expense of $37 million in the same nine month period in 2008.  The 2009 income tax benefit includes the impact of a decrease in the liability for an unrecognized tax benefit in the amount of $9 million as a result of favorable audit settlements related to prior years. The Company provided a full valuation allowance against the tax benefit associated with the Company’s U.S. net operating loss.

The loss on sale of discontinued operations in the third quarter of 2009 was $4 million, which represented an adjustment for a loss contingency related to the sale of the OrganoSilicones business in July 2003.

The net loss attributable to Chemtura Corporation for the nine month period ended September 30, 2009 was $204 million as compared with a net loss attributable to Chemtura Corporation of $283 million for the same nine month period in 2008.

Segment Results

Consumer Performance Products

Net sales for the Consumer Performance Products segment decreased by $54 million to $368 million in the nine month period ended September 30, 2009 compared with $422 million in the same nine month period in 2008.  Operating profit increased $2 million in the nine month period ended September 30, 2009 to $51 million compared with $49 million in the same nine month period in 2008.

The $54 million decrease in net sales was driven by reduced sales volume of $75 million and the impact of unfavorable foreign currency translation of $12 million, partially offset by $33 million in price increases.  The Company increased its selling prices in the third quarter of 2008 to recover the large increase in product costs that had occurred in the first half of 2008 and had depressed profitability in the first half of 2008.  Operating profit increased by $2 million due to price increases of $33 million and the benefit of cost reductions including a $9 million reduction in distribution costs, $2 million in lower accelerated recognition of asset retirement obligations and lower depreciation costs, and a $13 million decrease in SGA&R and other costs.  These were partially offset by a $40 million reduction in sales volume and unfavorable product mix combined with a $12 million increase in manufacturing costs, a $2 million impact from unfavorable foreign currency translation and a $1 million increase in raw material and energy costs.

Industrial Performance Products

Net sales in the Industrial Performance Products segment decreased by $446 million to $720 million in the nine month period ended September 30, 2009 compared with $1,166 million in the same nine month period in 2008.  Operating profit decreased $40 million in the nine month period ended September 30, 2009 to $55 million compared with $95 million in the same nine month period of 2008.

The $446 million decrease in net sales was driven primarily by reduced sales volume of $404 million, $22 million in lower selling prices and $20 million in unfavorable foreign currency translation.  Operating profit decreased by $40 million due to a $100 million reduction in sales volume and unfavorable product mix, a $22 million decrease in selling prices, a $5 million increase in manufacturing costs and a $1 million decrease in equity income.  These unfavorable drivers were partially offset by a $52 million decrease in raw material and energy costs, a $10 million decrease in distribution costs, a $2 million benefit from favorable foreign currency translation and a $24 million decrease in SGA&R and other costs.

Crop Protection Engineered Products

Net sales for the Crop Protection Engineered Products segment decreased by $60 million to $246 million for the nine month period ended September 30, 2009 compared with $306 million in the same nine month period in 2008.  Operating profit decreased $30 million to $33 million for the nine month period ended September 30, 2009 compared with $63 million in the same nine month period in 2008.

The decrease in net sales reflected $45 million in lower sales volume and $16 million in unfavorable foreign currency translation, offset in part by a $1 million increase in selling prices.  Operating profit decreased by $30 million primarily due to $23 million of lower volume and unfavorable product mix, $8 million in higher manufacturing costs, $4 million due to higher raw material and energy costs, $3 million in unfavorable foreign currency translation and $1 million of increased distribution costs, which were partly offset by $1 million in increased selling price and $8 million of SGA&R and other cost reductions.  Demand has been affected by lower agricultural commodity prices and the impact of the reduced availability of credit to growers.  Manufacturing costs increased primarily due to lower production levels.

Industrial Engineered Products

Net sales in the Industrial Engineered Products segment decreased by $411 million to $551 million for the nine month period ended September 30, 2009 compared with $962 million in the same nine month period in 2008.  The operating loss of $22 million for the nine month period ended September 30, 2009 reflected a deterioration of $65 million compared with the $43 million operating profit for the same nine month period of 2008.

The decrease in net sales reflected a decline in sales volume of $364 million, a $31 million reduction in sales volume due to the divestiture of the oleochemicals business in February 2008, $8 million in unfavorable foreign currency translation and an $8 million reduction in selling prices.  Operating loss for the nine month period ended September 30, 2009 reflected a $76 million reduction due to lower volume and unfavorable product mix, $36 million in unfavorable manufacturing costs (primarily due to lower plant utilization), $8 million in decreased selling prices, $2 million in unfavorable foreign currency translation and a $3 million decrease in equity income.  These decreases in operating profit were partially offset by a $22 million decrease in raw material and energy costs, a $14 million reduction in accelerated depreciation of certain assets, an $8 million reduction in distribution costs, a $13 million benefit from SGA&R and $3 million of other cost reductions.

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

Corporate expense was $77 million for the nine month period ended September 30, 2009, which included $29 million of amortization expense related to intangibles, compared with $71 million for the same nine month period of 2008, which included $32 million of amortization expense.

The increase in Corporate expense of $6 million was primarily driven by $6 million in higher pension and other post-retirement benefit plan costs; a $5 million benefit in 2008 related to the recovery of insurance proceeds associated with the 2005 hurricanes Katrina and Rita, and a facility fire; a $4 million pension plan curtailment gain in 2008; a $2 million change in estimate for environmental reserve requirements; and other cost increases of $1 million.  These costs were partially offset by a $7 million charge in the first quarter of 2008 related to an assumed lease and a $5 million reduction in depreciation and amortization expense.

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

The Debtors own substantially all of the Company’s U.S. assets.  The Debtors are owned by Chemtura, Biolab, Inc. and Great Lakes Chemical Corporation.

• A&M Cleaning Products LLC
• Aqua Clear Industries, LLC
• ASEPSIS, Inc.
• ASCK, Inc.
• BioLab, Inc.
• BioLab Company Store, LLC
• Biolab Franchise Company, LLC
• BioLab Textile Additives, LLC
• CNK Chemical Realty Corporation
• Crompton Colors Incorporated
• Crompton Holding Corporation
• Crompton Monochem, Inc.
• GLCC Laurel, LLC
• Great Lakes Chemical Corporation
• Great Lakes Chemical Global, Inc.
• GT Seed Treatment, Inc.
• HomeCare Labs, Inc
• ISCI, Inc.
• Kem Manufacturing Corporation
• Laurel Industries Holdings, Inc.
• Monochem, Inc.
• Naugatuck Treatment Company
• Recreational Water Products, Inc.
• Uniroyal Chemical Company Limited
• Weber City Road LLC
• WRL of Indiana, Inc.

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

Under Chapter 11 of the Bankruptcy Code, the Debtors are operating their U.S. businesses as a debtor-in-possession (“DIP”) under the protection of the Court from their pre-filing creditors and claimants.  Since the filing, all orders of the Court sufficient to enable the Debtors to conduct normal business activities, including “first day” motions and the interim and final approval of the DIP Credit Facility and amendments thereto, have been entered by the Court.  While the Debtors are subject to Chapter 11, all transactions outside the ordinary course of business will require the prior approval of the Court.

As a consequence of the Chapter 11 cases, pending litigation against the Debtors is generally subject to an automatic stay and no party may take any action to collect pre-petition claims except pursuant to an order of the Court.

On March 20, 2009, the Court approved the Debtors’ “first day” motions.  Specifically, the Court granted the Debtors, among other things, interim approval to access $190 million of its $400 million DIP Credit Facility, approval to pay outstanding employee wages, health benefits, and certain other employee obligations and authority to continue to honor their current customer policies and programs, in order to ensure the reorganization process will not adversely impact their customers.  On April 29, 2009, the Court entered a final order providing full access to the $400 million DIP Credit Facility.  The Court also approved Amendment No. 1 to the DIP Credit Facility which provided for, among other things: (i) an increase in the outstanding amount of inter-company loans the Debtors could make to the non-debtor foreign subsidiaries of the Company from $8 million to $40 million; (ii) a reduction in the required level of borrowing availability under the minimum availability covenant; and (iii) the elimination of the requirement to pay additional interest expense if a specified level of accounts receivable financing was not available to the Company’s European subsidiaries.

On July 13, 2009, the Company and the parties to the DIP Credit Facility entered into Amendment No. 2 to the DIP Credit Facility subject to approvals by the Court and the Company’s Board of Directors which approvals were obtained on July 14 and July 15, 2009, respectively.  Amendment No. 2 amended the DIP Credit Facility to provide for, among other things, an option by the Company to extend the maturity of the DIP Credit Facility for two consecutive three month periods subject to the satisfaction of certain conditions.  Prior to Amendment No. 2, the DIP Credit Facility matured on the earlier of 364 days, the effective date of a plan of reorganization or the date of termination in whole of the Commitments (as defined in the DIP Credit Facility).

On August 21, 2009, the Court established October 30, 2009 as the general deadline for the filing of proofs of claim against the Debtors’ estate for certain pre-petition amounts claimed (the “Bar Date”).

As provided by the Bankruptcy Code, the Debtors have the exclusive right to file a plan of reorganization for 120 days after the petition date.  The Company filed a motion with the Court to request an extension of exclusivity and on July 28, 2009 the Court approved an extension of the exclusive right of the Debtors to file a plan of reorganization that expires on November 13, 2009.  On October 14, 2009, the Debtors filed a second motion to extend the exclusive filing period to February 11, 2010.  The motion to extend the exclusive filing period to February 11, 2010 was granted by the Court on October 27, 2009.  There can be no assurance that a plan of reorganization will be filed by the Debtors or confirmed by the Court, or that any such plan will be consummated.  After a plan of reorganization has been filed with the Court, the plan, along with a disclosure statement approved by the Court, will be sent to all creditors, equity holders and parties in interest.  Following the solicitation period, the Court will consider whether to confirm the plan.  In order to confirm a plan of reorganization, the Court must make certain findings as required by the Bankruptcy Code.  The Court may confirm a plan of reorganization notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met.

The ultimate recovery by the Debtors’ creditors and the Company’s shareholders, if any, will not be determined until confirmation and implementation of a plan of reorganization.  Following the Bar Date, the Debtors will evaluate the claims filed by creditors for known liabilities as well as claims with respect to contingent and unliquidated liabilities to establish the universe of all creditors’ claims to be addressed by any Chapter 11 plan filed in the Debtors’ Chapter 11 cases.  No assurance can be given as to what recoveries, if any, will be assigned in the Chapter 11 cases to each of these constituencies.  A plan of reorganization could result in the Company’s shareholders receiving little or no value for their interests and holders of the Debtors’ unsecured debt, including trade debt and other general unsecured creditors, receiving less, and potentially substantially less, than payment in full for their claims.  Because of such possibilities, the value of the Company’s common stock and unsecured debt is highly speculative.  Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of these securities.  Although the shares of the Company’s common stock continue to trade on the Pink Sheets Electronic Quotation Service (“Pink Sheets”) under the symbol “CEMJQ,” the trading prices may have little or no relationship to the actual recovery, if any, by the holders under any eventual court-approved reorganization plan.  The opportunity for any recovery by holders of the Company’s common stock under such reorganization plan is uncertain as all creditors’ claims must be met in full before value can be attributed to the common stock and, therefore, the shares of the Company’s common stock may be cancelled without any compensation pursuant to such plan.

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

Cash Flows from Operating Activities

Net cash provided by operating activities was $26 million for the nine months ended September 30, 2009 compared to $94 million in 2008.  Changes in key working capital accounts are summarized below:

Favorable (unfavorable)

	Nine months ended	Nine months ended
(In millions)	September 30, 2009	September 30, 2008
Accounts receivable	$40	$(3)
Impact of accounts receivable facilities	(103)	75
Inventories	97	(96)
Accounts payable	11	(17)
Pension and post-retirement health care liabilities	(7)	(28)
Liabilities subject to compromise	(27)	—

During the nine months ended September 30, 2009, accounts receivable decreased by $40 million, primarily due to reduced sales resulting from the global recession and improved collection efforts.  Proceeds from the sale of accounts receivables under the Company’s accounts receivable financing facilities decreased by $103 million.  The decrease was due to the termination of the 2009 U.S. Facility which was a condition of the establishment of the DIP Credit Facility and the restricted availability and access to the European Facility leading to its termination in the second quarter of 2009.  Inventory decreased $97 million in 2009 due to inventory reduction initiatives, lower demand and the restrictions on trade credit during the first quarter of 2009.  Accounts payable increased by $11 million in 2009 primarily a result of timing of vendor payments.  Liabilities subject to compromise were affected by payments of $27 million against pre-petition liabilities that were approved by certain orders of the Court.

Net cash provided by operating activities in 2009 was also affected by various charges and payments against preexisting reserves.  A summary of these items and the net impact on cash flows provided by (used in) operating activities is as follows:

	Net Change per		2009
	Consolidated Cash	2009	Cash
(In millions)	Flows Statement	Expense (benefit)	Payments
Antitrust settlement costs	$4	$7	$(3)
Facility closure, severance and related costs	(16)	6	(22)
Interest expense	17	53	(36)
Environmental liabilities	1	8	(7)
Management incentive plans	2	6	(4)
Income tax expense (benefit)	(29)	(3)	(26)

Net cash provided by operating activities in 2009 also reflects the impact of certain non-cash charges, including $132 million of depreciation and amortization expense and $97 million of asset impairment charges.

Cash Flows from Investing and Financing Activities

Net cash used in investing activities was $25 million for the nine months ended September 30, 2009, which included net proceeds from prior year divestments of $3 million offset by $5 million of net cash paid as deferred consideration for a prior year acquisition.  Additionally, capital expenditures for 2009 amounted to $23 million as compared with $94 million in 2008 due to the Company’s continuing effort to control discretionary cash expenditures.  Expenditures were primarily related to U.S. and foreign facilities and environmental and other compliance requirements.

Net cash provided by financing activities was $156 million for the nine months ended September 30, 2009, which included proceeds from the DIP Credit Facility of $250 million, partially offset by net repayments on the 2007 Credit Facility of $44 million, payments on long term borrowings of $18 million, payments on short term borrowings of $2 million and payments of debt issuance costs on the DIP Credit Facility of $30 million.

On October 31, 2008, the Company announced that it would suspend the payment of dividends to conserve cash and expand liquidity in a period of economic uncertainty.

Other Sources and Uses of Cash

The Company expects to finance its operations and capital spending requirements for 2009 with cash flows provided by operating activities, available cash and cash equivalents, and borrowings under the DIP Credit Facility and other sources.  As of September 30, 2009, the Debtors had approximately $57 million of undrawn availability under the DIP Credit Facility.  Cash and cash equivalents as of September 30, 2009 were $228 million.

Included in cash and cash equivalents in the Company’s Consolidated Balance Sheets at both September 30, 2009 and December 31, 2008 is $1 million of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.  There are no additional legal restrictions on these cash balances other than those imposed under the Bankruptcy Code.

Contractual Obligations

At September 30, 2009, borrowings under the DIP Credit Facility were $250 million.

During the nine months ended September 30, 2009, the Company made aggregate contributions of $20 million to its U.S. and international pension and postretirement benefit plans.  The Company’s funding assumptions for its U.S. pension plans assume no significant change with regard to demographics, legislation, plan provisions, or actuarial assumptions or methods to determine the estimated funding requirements.

The Company has net liabilities related to unrecognized tax benefits of $74 million at September 30, 2009 and $85 million at December 31, 2008.  At September 30, 2009, the Company anticipates that these liabilities may decrease by approximately $1 million within the next 12 months.

Bank Covenants and Guarantee

On March 18, 2009, the Debtors entered into a $400 million senior secured debtor-in-possession credit facility agreement (the “DIP Credit Facility”) arranged by Citigroup Global Markets Inc. with Citibank, N.A. as Administrative Agent subject to approval by the Court.  On March 20, 2009, the Court entered an interim order providing approval for the Debtors to access $190 million of the DIP Credit Facility in the form of a $165 million term loan and a $25 million revolving credit facility.

The DIP Credit Facility closed on March 23, 2009 with the drawing of the $165 million term loan.  The initial proceeds were used to fund the termination of the 2009 U.S. Facility and pay fees and expenses associated with the transaction and to fund business operations.

On April 28, 2009, the Company, certain of its subsidiaries that are guarantors under the DIP Credit Facility, the banks, financial institutions and other institutional lenders party to the DIP Credit Facility (the “Lenders”), and Citibank, N.A., as Administrative Agent for the Lenders, entered into Amendment No. 1 to the DIP Credit Facility.  Amendment No. 1 amended the DIP Credit Facility to provide for, among other things, (i) an increase in the outstanding amount of inter-company loans the Debtors could make to the non-debtor foreign subsidiaries of the Company from $8 million to $40 million; (ii) a reduction in the required level of borrowing availability under the minimum availability covenant; and (iii) the elimination of the requirement to pay additional interest expense if a specified level of accounts receivable financing was not available to the Company’s European subsidiaries.  On April 29, 2009, the Court granted final approval of the DIP Credit Facility, as amended pursuant to Amendment No. 1 thereto.

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

On July 13, 2009, the Company and the parties to the DIP Credit Facility entered into Amendment No. 2 to the DIP Credit Facility subject to approvals by the Court and the Company’s Board of Directors which approvals were obtained on July 14 and July 15, 2009, respectively.  Amendment No. 2 amended the DIP Credit Facility to provide for, among other things, an option by the Company to extend the maturity of the DIP Credit Facility for two consecutive three month periods subject to the satisfaction of certain conditions.  Prior to Amendment No. 2, the DIP Credit Facility matured on the earlier of 364 days, the effective date of a plan of reorganization or the date of termination in whole of the Commitments (as defined in the DIP Credit Facility).

The option to extend the maturity date for the first additional three month period is subject to the satisfaction of certain conditions including, among other things, delivery of a business plan projecting EBITDA for the extension period, the filing of a plan of reorganization with the Bankruptcy Court, availability (as defined in the DIP Credit Facility) as of the initial maturity date of not less than $30 million, and the payment of an extension fee of 1% of the outstanding principal balance.  The option to extend the maturity date for a second additional three month period is subject to the satisfaction of certain conditions including, among other things, approval of the extension by the Required Lenders (as defined in the DIP Credit Facility), approval by the Bankruptcy Court of a disclosure statement and procedures to solicit votes with respect to a plan of reorganization, Availability (as defined in the DIP Credit Facility) as of June 22, 2010 of not less than $30 million, and the payment of an additional extension fee of 1% of the outstanding principal balance.  If the Company extends the maturity of the DIP Credit Facility (as allowed under Amendment No. 2), the applicable per annum interest rate for borrowings under the DIP Credit Facility increases 1% during the initial three month extension and an additional 1% commencing June 22, 2010 if extended for six months.

Amendment No. 2 also provided for an increase in the amount of permitted capital expenditures for the periods of each maturity date extension of the DIP Credit Facility, permitting the exclusion from the calculation of EBITDA any non-cash foreign currency exchange gains and losses resulting from balance sheet re-measurement, permitting the $40 million basket for inter-company loans to non-debtor foreign subsidiaries to be utilized for up to $10 million of equity contributions to such subsidiaries and for the issuance of letters of credit under the DIP Credit Facility to support credit facilities of certain foreign subsidiaries.

The DIP Credit Facility is secured by a super-priority lien on substantially all of the Company’s U.S. assets, including (i) accounts receivable; (ii) inventory; (iii) machinery, plant and equipment; (iv) intellectual property; (v) pledges of the equity of first tier subsidiaries; and (vi) pledges of debt and other instruments.

Availability of credit under the DIP Credit Facility is equal to (i) the lesser of (a) the Borrowing Base (as defined below) and (b) the effective commitments under the DIP Credit Facility minus (ii) the aggregate amount of the DIP Loans and any undrawn or unreimbursed Letters of Credit.  Borrowing Base is the sum of (i) 80% of the Debtors’ eligible accounts receivable, plus (ii) the lesser of (a) 85% of the net orderly liquidation value percentage (as defined in the DIP Credit

Facility) of the Debtors’ eligible inventory and (b) 75% of the cost of the Debtors’ eligible inventory, plus (iii) $125 million, less certain reserves determined in the discretion of the Administrative Agent to preserve and protect the value of the collateral.  As of September 30, 2009, extensions of credit outstanding under the DIP Credit Facility consisted of the $250 million term loan and Letters of Credit of $13 million.

Borrowings under the term loans and the $64 million revolving facility bear interest at a rate per annum equal to, at the Company’s election, (i) 6.5% plus the Base Rate (defined as the higher of (a) 4%; (b) Citibank N.A.’s published rate; or (c) the Federal Funds rate plus 0.5%) or (ii) 7.5% plus the Eurodollar Rate (defined as the higher of (a) 3% or (b) the current LIBOR rate adjusted for reserve requirements).  Borrowings under the $86 million revolving facility bear interest at a rate per annum equal to, at the Company’s election, (i) 2.5% plus the Base Rate or (ii) 3.5% plus the Eurodollar Rate.  Additionally, the Company will pay an unused commitment fee of 1.5% per annum on the average daily unused portion of the revolving facilities and a letter of credit fee on the average daily balance of the maximum daily amount available to be drawn under Letters of Credit equal to the applicable margin above the Eurodollar Rate applicable for borrowings under the applicable revolving credit facility.  Certain fees are payable to the lenders upon the reduction or termination of the commitment and upon the substantial consummation of a plan of reorganization as described more fully in the DIP Credit Facility including an exit fee payable to the Lenders of 2% of “roll-up” commitments and 3% of all other commitments.

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

The DIP Credit Facility requires the Company to meet certain financial covenants including the following: (a) minimum cumulative monthly earnings before interest, taxes, and depreciation (“EBITDA”), after certain adjustments, on a consolidated basis; (b) a maximum variance of the weekly cumulative cash flows of the Debtors, compared to an agreed upon forecast; (c) minimum borrowing availability of $30 million; and (d) maximum quarterly capital expenditures.  In addition, the DIP Credit Facility contains covenants which, among other things, limit the incurrence of additional debt, operating leases, issuance of capital stock, issuance of guarantees, liens, investments, disposition of assets, dividends, certain payments, mergers, change of business, transactions with affiliates, prepayments of debt, repurchases of stock and redemptions of certain other indebtedness and other matters customarily restricted in such agreements.  As of September 30, 2009, the Company was in compliance with the covenant requirements of the DIP Credit Facility.

The DIP Credit Facility contains events of default, including, among others, payment defaults, breaches of representations and warranties, and covenant defaults.

The Company has standby letters of credit and guarantees with various financial institutions the majority of which were issued under the 2007 Credit Facility.  Any additional drawings of letter of credits issued under the 2007 Credit Facility will be classified as liabilities subject to compromise in the Consolidated Balance Sheet.  At September 30, 2009, the Company had $78 million of outstanding letters of credit and guarantees primarily related to liabilities for environmental remediation, insurance obligations and European value added tax obligations of which $52 million were issued under the 2007 Credit Facility and are pre-petition liabilities and $13 million were issued under the DIP Credit Facility letter of credit sub-facility.  The Company also had $17 million of third party guarantees at September 30, 2009 for which it has reserved for $2 million at September 30, 2009, which represents the probability weighted fair value of these guarantees.

CRITICAL ACCOUNTING ESTIMATES

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes.  The Company’s estimates are based on historical experience and currently available information.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies footnote in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 describe the critical accounting estimates and accounting policies used in preparation of the consolidated financial statements.  Actual results in these areas could differ from management’s estimates.  There have been no significant changes in the Company’s critical accounting estimates during the nine month period ended September 30, 2009, with the exception of the liabilities subject to compromise in the Chapter 11 proceedings and the carrying value of goodwill and long-lived assets.

Liabilities Subject to Compromise

Under Chapter 11 of the Bankruptcy Code, certain claims against the Debtors in existence prior to the filing of the petitions for relief are stayed while the Debtors continue business operations as a debtor-in-possession.  These estimated claims are reflected in the Consolidated Balance Sheet as liabilities subject to compromise as of September 30, 2009.  Such claims remain subject to future adjustments.  Adjustments may result from actions of the Court, negotiations, rejection or acceptance of executory contracts, determination as to the value of any collateral securing claims, review of proofs of claim filed or other events.

Carrying Value of Goodwill and Long-Lived Assets

The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units in accordance with ASC Subtopic 350-20, Intangibles — Goodwill and Other - Goodwill (“ASC 350-20”) as of July 31, or sooner, if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value.

The Company’s cash flow projections, used to estimate the fair value of its reporting units, are based on subjective estimates.  Although the Company believes that its projections reflect its best estimates of the future performance of its reporting units, changes in estimated revenues or operating margins could have an impact on the estimated fair values.  Any increases in estimated reporting unit cash flows would have had no impact on the carrying value of that reporting unit.  However, a decrease in future estimated reporting unit cash flows could require the Company to determine whether recognition of a goodwill impairment charge was required.  The assessment is required to be performed in two steps, step one to test for a potential impairment of goodwill and, if potential impairments are identified, step two to measure the impairment loss through a full fair valuing of the assets and liabilities of the reporting unit utilizing the acquisition method of accounting.

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

During the quarter ended March 31, 2009, there was continued weakness in the global financial markets, resulting in additional decreases in the valuation of public companies and restricted availability of capital.  Additionally, the Company’s stock price continued to decrease due to the constrained liquidity, deteriorating financial performance and the Debtors filing of a petition for relief under Chapter 11 of the United States Bankruptcy Code.  These events were of sufficient magnitude to the Company to conclude it was appropriate to perform a goodwill impairment review as of March 31, 2009.  The Company used its own estimates of the effects of the macroeconomic changes on the markets its serves to develop an updated view of its projections.  Those updated projections have been used to compute updated estimated fair values of its reporting units.  Based on these estimated fair values used to test goodwill for impairment in accordance with ASC 350-20, the Company concluded that no impairment existed in any of its reporting units at March 31, 2009.

The financial performance of certain reporting units was negatively impacted versus expectations due to the cold and wet weather conditions during the first half of 2009.  This fact along with the macro economic factors cited above, resulted in the Company concluding it was appropriate to perform a goodwill impairment review as of June 30, 2009.  The Company used the updated projections in their long-range plan to compute estimated fair values of its reporting units.  These projections indicated that the estimated fair value of the Consumer Performance Products reporting unit was less than its carrying value.  Based on the Company’s preliminary analysis, an estimated goodwill impairment charge of $37 million was recorded for this reporting unit in the second quarter of 2009 (representing the remaining goodwill in this reporting unit).  The Company finalized its analysis of the goodwill impairment charge in the third quarter of 2009 and no change to the estimated charge was required.

The Company did not perform its corroborating analysis of estimated fair values by using market capitalization for the March 31, 2009 and June 30, 2009 interim impairment test.  The Company’s stock price had declined significantly as of March 31, 2009 as a result of the bankruptcy filing and its potential impact on equity holders who lack priority in the Company’s capital structure.  A reconciliation to a market capitalization based upon such a share price was not deemed to be appropriate since this was not a representative fair value of the reporting units in accordance with ASC 350-20 and ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) (fair value assumes an exchange in an orderly transaction (not a forced liquidation or distress sale)).

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

The Company concluded that no additional goodwill impairment existed in any of its reporting units based on the annual review as of July 31, 2009.  If the operating profit for all years used in estimating the fair value of the Company’s reporting units was assumed to be 500 basis points lower for each reporting unit, the carrying value of the petroleum additives reporting unit would exceed the estimated fair value by approximately $7 million and the Company would then determine whether recognition of a goodwill impairment charge would be required.

For the quarter ended September 30, 2009, the Company’s consolidated performance was in line with expectations while the performance of the Company’s Crop Protection Engineered Products reporting unit was below expectations.  However, the longer-term forecasts for this reporting unit are still sufficient to support its level of goodwill.  As such, the Company concluded that no circumstances exist that would more likely than not reduce the fair value of any of its reporting units below their carrying amount and an interim impairment test was not considered necessary as of September 30, 2009.

The Company continually monitors and evaluates business and competitive conditions that affect its operations and reflects the impact of these factors in its financial projections.  If permanent or sustained changes in business, competitive conditions or stock price occur, they can lead to revised projections that could potentially give rise to impairment charges.

The Company evaluates the recoverability of the carrying value of its long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  The Company realizes that events and changes in circumstances can be more frequent in the course of a U.S. bankruptcy process.  Under such circumstances, the Company assesses whether the projected undiscounted cash flows of its businesses are sufficient to recover the existing unamortized carrying value of its long-lived assets. If the undiscounted projected cash flows are not sufficient, the Company calculates the impairment amount by several methodologies, including discounting the projected cash flows using its weighted average cost of capital and valuation estimates from third parties.  The amount of the impairment is written-off against earnings in the period in which the impairment has been determined in accordance with ASC Section 360-10-35, Property, Plant, and Equipment — Subsequent Measurement (“ASC 360-10-35”).

ACCOUNTING DEVELOPMENTS

Implemented in 2009

In December 2007, the FASB issued guidance now codified as ASC Section 810-10-65, Consolidation — Transition and Open Effective Date Information (“ASC 810-10-65”), which requires companies to treat non-controlling interests (commonly referred to as minority interest) as a separate component of shareholders’ equity and not as a liability.  The provisions of ASC 810-10-65 are effective as of the beginning of the Company’s 2009 fiscal year.  The presentation and disclosure requirements of ASC 810-10-65 were applied on a retrospective basis for all periods presented.

In December 2007, the FASB issued guidance now codified as ASC Topic 805, Business Combinations (“ASC 805”), which requires, among other items, that identifiable assets, liabilities, non-controlling interests and goodwill acquired in a business combination be recorded at full fair value.  The provisions of ASC 805 are effective as of the beginning of the Company’s 2009 fiscal year. The adoption of ASC 805 did not have a material impact on the Company’s consolidated financial position and results of operations.  Future adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions made prior to 2009 will impact the statement of operations based on the provisions of ASC 805.

Effective January 1, 2008, the Company adopted FASB ASC Subtopic 820, Fair Value Measurements and Disclosures (“ASC 820”) with respect to its financial assets and liabilities.  In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in ASC 820.  The updated guidance provided a one year deferral of the effective date of ASC 820 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  Therefore, the Company adopted the provisions of ASC 820 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s consolidated financial position and results of operations.

In March 2008, the FASB issued guidance now codified as ASC Topic 815, Derivatives and Hedging (“ASC 815”), which requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under ASC 815, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows.  The provisions of ASC 815 are effective as of the beginning of the Company’s 2009 fiscal year.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, Subsequent Events (“ASC 855”) which provides authoritative accounting literature related to evaluating subsequent events.  ASC 855 is similar to the current guidance with some exceptions that are not intended to result in significant change to current practice.  ASC 855 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The provisions of ASC 855 are effective for interim or annual financial periods ending after June 15, 2009. The Company has adopted the provisions of ASC 855 effective as of June 30, 2009 and its adoption did not have a material impact on its results of operations, financial condition or its disclosures.  The Company has evaluated subsequent events through October 29, 2009.

In June 2009, FASB issued guidance now codified as ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”).  ASC 105 establishes only two levels of GAAP, authoritative and non-authoritative.  The FASB Accounting Standards Codification (the “Codification”) is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants.  All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.  The standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s financial position and results of operations.  References made to FASB guidance throughout this document have been updated for the Codification.

Future Implementations

In June 2009, the FASB issued guidance now codified as ASC Topic 810, Consolidation (“ASC 810”)), which amends certain guidance for determining whether an entity is a variable interest entity (“VIE”).  ASC 810 requires an enterprise to perform an analysis to determine whether the Company’s variable interests give it a controlling financial interest in a VIE.  A company would be required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance.  In addition, ASC 810 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE.  The standard is effective for financial statements for interim or annual reporting periods that begin after November 15, 2009.  Earlier application is prohibited.  The Company is currently evaluating the impact of ASC 810.

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

The fair market value of long-term debt is subject to interest rate risk.  The Company’s total debt amounted to $1,413 million at September 30, 2009.  The fair market value of such debt as of September 30, 2009 was $1,394 million, which has been determined primarily based on quoted market prices.

The Company uses price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases.  These contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based.  The differential paid or received as natural gas prices change is recognized as an adjustment to cost of goods sold.  The fair value of the contracts at September 30, 2009 resulted in an unrealized pre-tax loss of $1 million, which was recorded as a component of accumulated other comprehensive loss.  Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes.  A hypothetical ten percent increase in the cost of natural gas at September 30, 2009 would result in an immaterial increase in the fair market value of the outstanding derivatives; conversely, a hypothetical ten percent decrease in the cost of natural gas would result in an immaterial decrease in the fair market value of the outstanding derivatives.

In the fourth quarter of 2007, the Company ceased the purchase of additional price swap contracts as cash flow hedges of forecasted natural gas purchases and established fixed price contracts with physical delivery with its natural gas vendor.  The existing price swap contracts mature through 2009.

There have been no other significant changes in market risk during the nine month period ended September 30, 2009.

ITEM 4.          Controls and Procedures

(a)  Disclosure Controls and Procedures

As of September 30, 2009, the Company’s management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective as a result of an unremediated material weakness associated with not providing adequate oversight to ensure a timely and effective review of our income tax accounts.

(b) Changes in Internal Control Over Financial Reporting

During the course of the Company’s evaluation of internal controls over financial reporting at December 31, 2008, management identified that the Company did not provide adequate oversight to ensure a timely and effective review of its income tax accounts.  In particular, the Company did not maintain effective monitoring of key review controls in its income tax process.  This deficiency resulted in the failure to detect breakdowns in its review controls over the intraperiod tax allocation process and the appropriate balance sheet classification of deferred income taxes and led to a material misstatement in the Company’s income tax accounts in its preliminary financial statements as of December 31, 2008 that were included in its press release dated February 25, 2009.  These misstatements were corrected prior to the filing of the 2008 Annual Report on Form 10-K.

As a result of the material weakness described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2008.

Management is in the process of implementing certain additional controls intended to remediate the aforementioned material weakness.  During the third quarter of 2009, we continued to assign additional resources to our tax department and implement additional procedures that include strengthened review procedures over the tax accounts.

Other than as described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.        OTHER INFORMATION

ITEM 1.          Legal Proceedings

Impact of Chapter 11 Proceedings

During the Chapter 11 reorganization process, substantially all pending litigation against Chemtura Corporation, the parent company, and 26 of its U.S. affiliates (the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 is stayed, as well as the majority of all other pre-petition claims.  Exceptions would generally include pre-petition claims addressed by the United States Bankruptcy Court for the Southern District of New York (the “Court”) and fully secured claims.  Adjustments may result from actions of the Court, negotiations, rejection of executory contracts, determination as to the value of any collateral securing claims, proofs of claims, or other events.  Additional pre-petition claims not currently reflected in the consolidated financial statements may be identified through the proof of claim reconciliation process.  The amounts of pre-petition claims ultimately allowed by the Court in respect of contingent claims may be materially different from the amounts reflected in the consolidated financial statements.  Generally, claims against Debtors arising from actions or omissions prior to their filing date may be compromised in connection with the plan of reorganization.  The ultimate resolution of all of these claims may be settled through negotiation as compared to court proceedings, with the result being that the Company retains certain obligations of the Debtors currently classified as liabilities subject to compromise in the Consolidated Balance Sheet.

Environmental Matters

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts.  For each site where the cost of remediation is probable and estimable, a determination is made of the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operation and maintenance expenditures, the Company accrues on an undiscounted basis for a period, which is generally 10 years, where it believes that such costs are estimable.  The total amount accrued for such environmental liabilities as of September 30, 2009 and December 31, 2008, was $111 million and $107 million, respectively.  At September 30, 2009 and December 31, 2008, environmental liabilities of $2 million and $12 million, respectively, of these environmental liabilities were reflected as accrued expenses and $78 million and $95 million, respectively, were reflected as other liabilities and as of September 30, 2009, $31 million was classified as liabilities subject to compromise on the Consolidated Balance Sheets.  The Company estimates the environmental liability could range up to $151 million at September 30, 2009.  The Company’s accruals for environmental liabilities include estimates for determinable clean-up costs. During the nine months ended September 30, 2009, the Company recorded a pre-tax charge of $8 million to increase its environmental liabilities and made payments of $7 million for clean-up costs, which reduced its environmental liabilities.  At certain sites, the Company has contractual agreements with certain other parties to share remediation costs.  The Company has a receivable of $12 million at September 30, 2009 to reflect probable recoveries.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed the Company’s present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations and cash flows. It is reasonably possible that the Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted.

The Company and several of its subsidiaries have been identified by federal, state or local governmental agencies, and by other potentially responsible parties (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or comparable state statutes, as a PRP with respect to costs associated with waste disposal sites at various locations in the United States.  Because in certain circumstances these laws have been construed to authorize joint and several liability, the Environmental Protection Agency (“EPA”) could seek to recover all costs involving a waste disposal site from any one of the PRPs for such site, including the Company, despite the involvement of other PRPs.  In many cases, the Company is one of several hundred PRPs so identified.  In a few instances, the Company is the sole or one of only a handful of parties performing investigation and remediation.  Where other financially responsible PRPs are involved, the Company expects that any ultimate liability resulting from such matters will be apportioned between the Company and such other parties.  In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.

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

Legal Proceedings

Tricor — This case involves two related properties in Bakersfield, California; the Oildale Refinery (the “Refinery”) and the Mt. Poso Tank Farm (“Mt. Poso”). The Refinery and Mt. Poso were previously owned and operated by a division of Witco Corp., a predecessor of the Company. In 1997, the Refinery and portions of Mt. Poso were sold to Golden Bear Acquisition Corp. Under the terms of sale, Witco retained certain environmental obligations with respect to the Refinery and Mt. Poso. Golden Bear operated the refinery for several years before filing bankruptcy in 2001. Tricor Refining LLC (“Tricor”) purchased the Refinery and related assets out of bankruptcy. In 2004, Tricor commenced an action against the Company alleging that the Company failed to comply with its obligations under an Environmental Agreement that was assumed by Tricor when it acquired the assets of Golden Bear.

The case was bifurcated and in July 2007, the California Superior Court, Kern County, entered an interlocutory judgment finding liability against the Company based on breach of contract.  Thereafter, Tricor elected to terminate the contract and seek monetary damages in the amount of $31 million (plus attorneys fees) based on the alleged cost of cleaning up the Refinery.  The damages phase of the trial began in November 2008 and the testimony phase of the trial was completed on March 16, 2009.  The Company calculated cleanup costs at $2 million.  Post-trial briefing of the case was stayed upon filing by the Company for relief under Chapter 11 of the U.S. Bankruptcy Code, but the stay has since been lifted by stipulation of the parties and approval of the Bankruptcy Court.  Briefing will be concluded on November 3, 2009, and the matter will stand submitted as of that date, with a decision expected within 90 days thereafter.  Tricor did not seek damages with respect to Mt.. Poso, and the parties have entered into a tolling agreement relating to this aspect of the case.  The Court’s Phase I decision relieved Tricor of any obligation to take title to any portion of Mt. Poso.  The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s financial condition.

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

At the time of the fire, the Company maintained, and continues to maintain, property and general liability insurance.  The Company believes that its general liability policies will adequately cover any third party claims and legal and processing fees in excess of the amounts that were recorded through September 30, 2009.

Albemarle Corporation - In May 2002, Albemarle Corporation filed two complaints against the Company in the United States District Court for the Middle District of Louisiana, one alleging that the Company infringed three process patents held by Albemarle Corporation relating to bromine vacuum tower technology, and the other alleging that the Company infringed or contributed to or induced the infringement of a patent relating to the use of decabromodiphenyl ethane as a flame retardant in thermoplastics. On a motion by the Company and over Albemarle’s objection, the cases were consolidated. In addition, the Company filed a counterclaim with the District Court in the flame retardant cases, alleging, among other things, that the Albemarle patent is invalid or was obtained as a result of inequitable conduct from the United States Patent and Trademark Office. In March 2004, Albemarle amended its consolidated complaint to add additional counts of patent infringement and trade secret violations. The Company believes that the allegations of Albemarle in the consolidated complaint, as well as the allegations in the additional counts, are without basis, factually or legally, and intends to defend the case vigorously.  On October 25, 2005, Albemarle filed a complaint against the Company and Great Lakes Chemical Corporation in the United States District Court for the Middle District of Louisiana alleging that the Company and Great Lakes infringed a recently granted U.S. patent held by Albemarle relating to a decabromodiphenyl ethane “wet cake” intermediate product.  The Company believes that the allegations of the complaint are without basis, factually or legally, and intends to defend the case vigorously.

Diacetyl Litigation — Beginning in 2004, food industry factory workers began alleging that exposure to diacetyl, a butter flavoring ingredient widely used in the food industry between 1982 and 2005, caused respiratory illness.  Product liability actions were filed throughout the United States alleging that diacetyl was defectively designed and manufactured and that diacetyl manufacturers and distributors had failed to properly warn the end users of diacetyl’s dangers.  Currently, there are fifteen diacetyl lawsuits pending against among others the Company and/or Chemtura Canada Corporation (“Chemtura Canada”), a wholly-owned subsidiary.  Since the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code on March 18, 2009, these actions have been stayed as against the Company.  On June 17, 2009, the Company filed an adversary proceeding in the Bankruptcy Court in the Southern District of New York seeking to extend the automatic stay to Chemtura Canada, a non-debtor, and Citrus & Allied Essences, Ltd. (“Citrus”), Chemtura Canada’s exclusive reseller in North America, in connection with all current and future product liability actions involving diacetyl.  The Bankruptcy Court granted the Company’s request for a temporary restraining order on June 23, 2009.  A preliminary injunction hearing was scheduled for August 19, 2009 but was adjourned to November 5, 2009.  The Company is simultaneously moving to transfer all existing diacetyl-related claims against the Company, Chemtura Canada and Citrus to the United States District Court for the Southern District of New York with the goal of resolving the diacetyl litigation as effectively and expeditiously as possible.  Although it is not possible to quantify the total amount of damages for all diacetyl-related claims, these claims could, either individually or in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Each quarter the Company evaluates and reviews pending claims and litigation to determine the amount, if any, that should be accrued with respect to such claims and litigation.  As of September 30, 2009 and December 31, 2008 the Company’s accruals for probable loss in the aforementioned legal proceedings is immaterial.  In addition, the related receivable to reflect probable insurance recoveries is also immaterial.

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

In addition to the matters referred to above, the Company is subject to routine litigation in connection with the ordinary course of its business.  These routine matters have not had a material adverse effect on the Company, its business or financial condition in the past, and the Company does not expect these litigations, individually or in the aggregate, to have a material adverse effect on its business or its financial condition in the future, but it can give no assurance that such will be the case.

ANTITRUST INVESTIGATIONS AND RELATED MATTERS

Rubber Chemicals

On May 27, 2004, the Company pled guilty to a one-count information charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period from July 1995 to December 2001. The U.S. federal court imposed a fine of $50 million, payable in six annual installments, without interest, beginning in 2004. In light of the Company’s cooperation with the U.S. Department of Justice (“DOJ”), the court did not impose any period of corporate probation.  On May 28, 2004, the Company pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada. The Canadian federal court imposed a sentence requiring the Company to pay a fine of CDN $9 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004. The Company paid (in U.S. dollars) $2 million in 2005, $7 million in 2006, $12 million in 2007 and $17 million in 2008.  A reserve of $9 million and $18 million was included in liabilities subject to compromise and accrued expenses at September 30, 2009 and December 31, 2008, respectively.  On May 26, 2009, the U.S. District Court for the Northern District of California signed a joint stipulation and order modifying the fine and the payment schedule for the final installment of $16 million of the original $50 million due to be paid on May 27, 2009.  Under the court’s order, the Company will pay a total of $10 million in four installments: $2.5 million on or before June 30, 2009; $2.5 million on or before December 31, 2009; $2.5 million on or before June 30, 2010; and $2.5 million on or before December 31, 2010.  The Company also negotiated an agreement with Canadian authorities whereby the Company would pay a total of CDN $1.8 million (approximately U.S. $1.6 million) in satisfaction of the outstanding amount on the Canadian fine according to the following schedule:  CDN $450,000 (approximately U.S. $390,000) on or before June 30, 2009; CDN $450,000 (approximately U.S. $390,000) on or before December 31, 2009; CDN $450,000 (approximately U.S. $390,000) on or before June 30, 2010; and CDN $450,000 (approximately U.S. $390,000) on or before December 31, 2010.  The Company paid the first installments of $2.5 million and CDN $450,000 (approximately U.S. $390,000) on July 6 and 9, 2009, respectively, after receiving bankruptcy court approval to do so.

European Union (“EU”) Investigations

The Company and certain of its subsidiaries are subjects of, and continue to cooperate in, an investigation being conducted by the European Commission (“EC”) with respect to possible antitrust violations relating to the sale and marketing of various classes of heat stabilizers. Such investigations concern anticompetitive practices, including price fixing and customer or market allocations, undertaken by the Company and such subsidiaries and certain of their officers and employees.  The Company and its subsidiaries that are subject to the investigations have received from the EC written assurances of conditional amnesty with respect to certain classes of heat stabilizers. The assurances of amnesty are conditioned upon several factors, including continued cooperation with the EC.  The Company has been actively cooperating with the EC regarding the heat stabilizer investigation.  On March 17, 2009, the EC issued its Statement of Objections setting out the EC’s preliminary conclusions and confirming the Company’s status as conditional immunity recipient.  On May 14, 2009, the Company submitted its response to the EC Statement and Objections and on June 17 to June 18, 2009, the Company attended an Oral Hearing at the EC.  It is anticipated that the EC will issue its Final Decision before the end of 2009.

Civil Lawsuits

The actions described below under “U.S. Civil Antitrust Actions” are in various procedural stages of litigation. Although the actions described below have not had a material adverse impact on the Company, we cannot predict the outcome of any of those actions. The Company will seek cost-effective resolutions of the various pending and threatened legal proceedings against the Company; however, the resolution of any civil claims now pending or hereafter asserted against the Company or any of its subsidiaries could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company has established reserves for all direct and indirect purchaser claims as of September 30, 2009.

The Company reviews its reserves for civil lawsuits on a quarterly basis.  The Company also adjusts its reserves quarterly to reflect its current best estimates.

U.S. Civil Antitrust Actions

Direct and Indirect Purchaser Lawsuits. The Company, individually or together with its subsidiary Uniroyal Chemical Company, Inc., now merged into Chemtura Corporation (referred to as “Uniroyal” for the purposes of the description of the Company’s lawsuits), and other companies, are defendants in various proceedings filed in state and federal courts, as described below.

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

Bandag.  This suit was originally brought by Bridgestone Americas Holding, Inc, Bridgestone Firestone North American Tire, LLC, and Pirelli Tire, LLC (all of whom have since settled) along with the remaining plaintiff, Bandag Incorporated (n/k/a/ Bridgestone Bandag, LLC), with respect to purchases of rubber chemicals from the Company, Uniroyal and several of the world-wide leading suppliers of rubber chemicals.  This suit alleges that the Company and Uniroyal, along with other rubber chemical manufacturers, conspired to fix the prices of the rubber chemicals, and to divide the rubber chemicals markets in violation of Section 1 of the Sherman Act.  Bandag Incorporated, a designer and manufacturer of tire re-treading, directly purchased from the Company and from the other defendants to this suit, and in doing so, claims to have paid artificially inflated prices for rubber chemicals. Bandag has requested treble damages, costs (including attorneys’ fees) and such other relief as the court may deem appropriate.  The Company has agreed to utilize binding arbitration to try the claims at issue in this action.  The arbitration hearings were held on March 4 through March 6 of 2009.  On May 5, 2009, the Bankruptcy Court entered an order modifying the automatic stay to allow the arbitration to proceed in order to liquidate the amount of this pre-petition claim.  On July 28, 2009, the arbitration panel issued its decision, awarding Bandag damages in the amount of $8 million and attorneys’ fees in the amount of $6 million.  On September 4, 2009, the District Court for the Northern District of California confirmed the arbitration panel’s award and entered a judgment against the Company in the amount of $14 million.  This claim is subject to compromise in the Company’s Chapter 11 proceedings.

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

Australian Civil Antitrust Matters

On September 27, 2007, the Company was sued in the Federal Court of Australia for alleged price fixing violations with respect to the sale of rubber chemicals in Australia.  The applicant filed an amended Statement of Claim on November 21, 2008.  The Company’s application to have the amended Statement of Claim struck out was heard on February 23, 2009.  The court has reserved its decision as to the Company’s application to have the amended Statement of Claim struck out.  The Company does not expect this matter to have a material adverse effect on the Company.

Federal Securities Class Action

The Company, certain of its former officers and directors (the “Crompton Individual Defendants”), and certain former directors of the Company’s predecessor Witco Corp. are defendants in a consolidated class action lawsuit, filed on July 20, 2004, in the United States District Court, District of Connecticut (the “Federal District Court”), brought by plaintiffs on behalf of themselves and a class consisting of all purchasers or acquirers of the Company’s stock between October 1998 and October 2002 (the “Federal Securities Class Action”).  The consolidated amended complaint principally alleges that the Company and the Crompton Individual Defendants caused the Company to issue false and misleading statements that violated the federal securities laws by reporting inflated financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy.  The putative class includes former Witco Corp. shareholders who acquired their securities in the Crompton-Witco merger pursuant to a registration statement that allegedly contained misstated financial results.  The complaint asserts claims against the Company and the Crompton Individual Defendants under Section 11 of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder.  Plaintiffs also assert claims for control person liability under Section 15 of the Securities Act of 1933 and Section 20 of the Securities Exchange Act of 1934 against the Crompton Individual Defendants. The complaint also asserts claims for breach of fiduciary duty against certain former directors of Witco Corp. for actions they allegedly took as Witco Corp. directors in connection with the Crompton-Witco merger. The plaintiffs seek, among other things, unspecified damages, interest, and attorneys’ fees and costs. The Company and the Crompton Individual Defendants filed a motion to dismiss the complaint on September 17, 2004 and the former directors of Witco Corp. filed a motion to dismiss the complaint in February 2005.  On July 22, 2005, the Federal District Court granted a motion by the Company and the Crompton Individual Defendants to stay discovery in the related Connecticut shareholder derivative lawsuit (described below under “Shareholder Derivative Lawsuit”), pending resolution of the motion to dismiss the complaint by the Company and the Crompton Individual Defendants.  On November 28, 2008, the parties signed a settlement agreement (the “November 2008 Settlement Agreement”).  The Federal District Court granted preliminary approval of the November 2008 Settlement Agreement on December 12, 2008 and scheduled a June 12, 2009 final approval hearing which hearing was subsequently rescheduled for November 11, 2009.  The November 2008 Settlement Agreement provided for payment by or on behalf of defendants of $21 million.

On September 17, 2009, the Federal District Court entered an order cancelling the final approval hearing of the November 2008 Settlement Agreement due to the automatic stay resulting from the Company filing for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  The Federal District Court also denied on September 30, 2009 the motions to dismiss the complaint filed by the Company, the Crompton Individual Defendants and the former directors of Witco Corp.  The motions to dismiss were denied without prejudice to renew following resolution of the Company’s Chapter 11 proceedings.  On October 7, 2009, the Company filed a motion in the Bankruptcy Court seeking an order authorizing the Company to enter into a settlement agreement regarding the return of $9 million that the Company transferred to the plaintiffs prior to its Chapter 11 filing in connection with the November 2008 Settlement Agreement (the “Pre-Petition Payment”).  Under the proposed settlement, the plaintiffs will return the Pre-Petition Payment in exchange for a release by the Company of any claims against the plaintiffs (or their escrow agent) solely with respect of their retention of the Pre-Petition Payment during the Company’s Chapter 11 proceedings.  On October 20, 2009, the Federal District Court granted defendants’ uncontested motion to extend their time to respond to the complaint in the Federal Securities Class Action until twenty-one days after a plan of reorganization for the Company confirmed under Chapter 11 of the Bankruptcy Code becomes effective.

Shareholder Derivative Lawsuit

Certain current directors and one former director and officer of the Company (the “Individual Defendants”) are defendants in a shareholder derivative lawsuit filed on August 25, 2003 in Connecticut state court (the “State Court”), nominally brought on behalf of the Company (the “Shareholder Derivative Lawsuit”).  The Company is a defendant in the Shareholder Derivative Lawsuit.  The plaintiff filed an amended complaint on November 19, 2004 which alleges that the Individual Defendants breached their fiduciary duties by causing or allowing the Company to issue false and misleading financial statements by inflating financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy. The plaintiff contends that this wrongful conduct caused the Company’s financial results to be inflated, cost the Company its credibility in the marketplace and market share, and has and will continue to cost the Company millions of dollars in investigative and legal fees. The plaintiff seeks, among other things, compensatory and punitive damages against the director defendants in unspecified amounts, prejudgment interest, and attorneys’ fees and costs. The Company filed a motion to strike all counts of the complaint on January 12, 2005 for failure to allege adequately that a pre-lawsuit demand on the Company’s Board of Directors by the plaintiff would have been futile and was thus excused.  This motion was subsequently denied by the court.  Discovery in this lawsuit has been stayed by the Federal District Court pending resolution of the motion to dismiss the complaint filed by the Company and the Crompton Individual Defendants in the related consolidated securities class action lawsuit described above under “Federal Securities Class Action.”  On July 25, 2008, the plaintiff filed a motion in the Federal District Court seeking to lift the discovery stay.  On July 27, 2009, the parties entered into an agreement to settle the Shareholder Derivative Lawsuit under which the Company agreed to adopt certain corporate governance measures, and the defendants agreed to pay $1.3 million to plaintiff’s attorneys, to be paid entirely from insurance for the Company and the Individual Defendants.  On August 13, 2009, the Bankruptcy Court entered an order approving the settlement and on August 28, 2009, the plaintiff filed a stipulation and agreed order dismissing the Shareholder Derivative Lawsuit, which lawsuit was dismissed with prejudice by the State Court on August 28, 2009.

Accruals

At September 30, 2009, the Company had an accrual of $35 million which was classified as liabilities subject to compromise and at December 31, 2008, the Company had an accrual of $30 million which was classified as accrued expenses, relating to the remaining U.S. direct and indirect purchaser lawsuits, the federal securities class action lawsuit described under “Federal Securities Class Action” and the shareholder derivative lawsuit described under “Shareholder Derivative Lawsuit.”  These accruals cover all direct and indirect purchaser antitrust claims.  The Company periodically reviews its accruals as additional information becomes available, and may adjust its accruals based on actual settlement offers and other later occurring events.

Other

The Company is routinely subject to other civil claims, litigation and arbitration, and regulatory investigations, arising in the ordinary course of its business, as well as in respect of its divested businesses. Some of these claims and litigations relate to product liability claims, including claims related to the Company’s current products and asbestos-related claims concerning premises and historic products of its corporate affiliates and predecessors. The Company believes that it has strong defenses to these claims. These claims have not had a material impact on the Company to date and the Company believes the likelihood that a future material adverse outcome will result from these claims is remote. However, the Company cannot be certain that an adverse outcome of one or more of these claims would not have a material adverse effect on its financial condition, results of operations or cash flows.

ITEM 1A.      Risk Factors

The Company’s risk factors are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and in our Quarterly Report on Form 10-Q for the periods ended March 31, 2009 and June 30, 2009.  Investors are encouraged to review those risk factors in detail before making any investment in the Company’s securities.  There have been no significant changes in our risk factors during the quarter ended September 30, 2009.

ITEM 6.          Exhibits

The following documents are filed as part of this report:

Number	Description

10.1	Senior Secured Superpriority Debtor-in-Possession Credit Agreement, dated as of March 18, 2009, including Schedules and Exhibits.*

31.1	Certification of Periodic Report by Chemtura Corporation’s Chief Executive Officer (Section 302). *

31.2	Certification of Periodic Report by Chemtura Corporation’s Chief Financial Officer (Section 302). *

32.1	Certification of Periodic Report by Chemtura Corporation’s Chief Executive Officer (Section 906). *

32.2	Certification of Periodic Report by Chemtura Corporation’s Chief Financial Officer (Section 906). *

*      Copies of these Exhibits are filed with this Quarterly Report on Form 10-Q.

CHEMTURA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMTURA CORPORATION
(Registrant)

Date: October 29, 2009	/s/ Kevin V. Mahoney
Name: Kevin V. Mahoney Title: Senior Vice President and Corporate Controller (Principal Accounting Officer)

Date: October 29, 2009	/s/ Billie S. Flaherty
Name: Billie S. Flaherty Title: Senior Vice President, General Counsel and Secretary