Form 10-K
period 2009-12-31
Chemtura CORP
filed 2010-03-12
CIK 1091862

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 1-15339

Chemtura Corporation

(Exact name of registrant as specified in its charter)

Delaware	52-2183153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1818 Market Street, Suite 3700, Philadelphia, Pennsylvania	19103
199 Benson Road, Middlebury, Connecticut	06749
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 573-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated file” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check off):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed as of June 30, 2009, based on the value of the last sales price of these shares as quoted on Pink Sheets Electronic Quotation Service was $57,973,041.

The number of voting shares of Common Stock of the registrant outstanding as of January 29, 2010 was 242,935,715.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K will be filed with the Securities and Exchange Commission as an amendment to this Form 10-K in accordance with General Instruction G(3).

PART I.

Item 1.  Business

CERTAIN DISCLOSURES INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009 CONSTITUTE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISK AND UNCERTAINTY.  SEE ITEM 7. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FORWARD-LOOKING STATEMENTS.

WHEN WE USE THE TERMS “CORPORATION,” “COMPANY,” “CHEMTURA,” “REGISTRANT,” “WE,” “US” AND “OUR,” UNLESS OTHERWISE INDICATED OR THE CONTEXT OTHERWISE REQUIRES, WE ARE REFERRING TO CHEMTURA CORPORATION AND ITS CONSOLIDATED SUBSIDIARIES.

OVERVIEW

Chemtura Corporation, together with its consolidated subsidiaries is dedicated to delivering innovative, application-focused specialty chemical and consumer products offerings.  Our principal executive offices are located in Philadelphia, Pennsylvania and Middlebury, Connecticut.  We operate in a wide variety of end-use industries, including automotive, transportation, construction, packaging, agriculture, lubricants, plastics for durable and non-durable goods, electronics, and pool and spa chemicals.

(a) GENERAL DEVELOPMENT OF BUSINESS

Chemtura, incorporated in Delaware in 1999, is the successor to Crompton & Knowles Corporation (“Crompton & Knowles”), which was incorporated in Massachusetts in 1900 and engaged in the manufacture and sale of specialty chemicals beginning in 1954.  Crompton & Knowles traces its roots to the Crompton Loom Works incorporated in the 1840s.  We expanded our specialty chemical business through acquisitions in the United States and Europe, including the 1996 acquisition of Uniroyal Chemical Company, Inc. (“Uniroyal”), the 1999 merger with Witco Corporation (“Witco”) and the 2005 acquisition of Great Lakes Chemical Corporation (“Great Lakes”).

We are a global diversified producer of specialty chemicals, polymer products and crop protection chemicals and a leading U.S. supplier of pool and spa chemicals.  Most of our chemical products are sold to industrial manufacturing customers for use as additives, ingredients, or intermediates that add value to their end products.  Our crop protection products are sold through dealers and distributors to growers.  Our pool and spa chemicals are sold through local dealers, large retailers and mass merchants.  We are a market leader in many of our key product lines.  Of our $2.5 billion of net sales in 2009, approximately 49% were to customers in the United States and Canada, 31% to Europe and Africa, 15% to Asia/Pacific and 5% to Latin America.

Liquidity and Bankruptcy Proceedings

We entered 2009 with significantly constrained liquidity.  The fourth quarter of 2008 saw an unprecedented reduction in orders for our products as the global recession deepened and customers saw or anticipated reductions in demand in the industries they served.  The impact was more pronounced on those business segments that served cyclically exposed industries. As a result, our sales and overall financial performance deteriorated resulting in non-compliance with the two financial maintenance covenants under our Amended and Restated Credit Agreement, dated as of July 31, 2007 (the “2007 Credit Facility”) as of December 31, 2008.  On December 30, 2008, we obtained a 90-day waiver of compliance with these covenants from the lenders under the 2007 Credit Facility.

Our liquidity was further constrained in the fourth quarter of 2008 by changes in the availability under our accounts receivable financing facilities in the United States and Europe.  The eligibility criteria and reserve requirements under our prior U.S. accounts receivable facility (the “U.S. Facility”) tightened in the fourth quarter of 2008 following a credit rating downgrade, significantly reducing the value of accounts receivable that could be sold under the U.S. Facility compared with the third quarter of 2008.  Additionally, the availability and access to our European accounts receivable financing facility (the “European Facility”) was restricted in late December 2008 because of our financial performance resulting in the inability to sell additional receivables under the European Facility.

The crisis in the credit markets compounded the liquidity challenges we faced.  Under normal market conditions, we believe we would have been able to refinance our $370 million notes maturing on July 15, 2009 (the “2009 Notes”) in the debt capital markets.  However, with the deterioration of the credit market in the late summer of 2008 combined with our deteriorating financial performance, we did not believe we would be able to refinance the 2009 Notes on commercially reasonable terms, if at all.  As a result, we sought to refinance the 2009 Notes through the sale of one of our businesses.

On January 23, 2009, our special-purpose subsidiary entered into a new three-year U.S. accounts receivable financing facility (the “2009 U.S. Facility”) that restored most of the liquidity that we had available to us under the prior U.S. accounts receivable facility before the fourth quarter of 2008 events described above.  However, despite good faith discussions, we were unable to agree to terms under which we could resume the sale of accounts receivable under our European Facility during the first quarter of 2009.  The balance of accounts receivable previously sold under the European Facility continued to decline, offsetting much of the benefit to liquidity gained by the new 2009 U.S. Facility.  During the second quarter of 2009, with no agreement to restart the European Facility, the remaining balance of the accounts receivable previously sold under the facility were settled and the European Facility was terminated.

January 2009 saw no improvement in customer demand from the depressed levels in December 2008 and some business segments experienced further deterioration.  Although February and March of 2009 saw incremental improvement in net sales compared to January 2009, overall business conditions remained difficult as sales declined by 43% in the first quarter of 2009 compared to the first quarter of 2008.  As awareness grew of our constrained liquidity and deteriorating financial performance, suppliers began restricting trade credit and, as a result, liquidity dwindled further.  Despite moderate cash generation through inventory reductions and restrictions on discretionary expenditures, our trade credit continued to tighten, resulting in unprecedented restrictions on our ability to procure raw materials.

In January and February of 2009, we were in the midst of the asset sale process with the objective of closing a transaction prior to the July 15, 2009 maturity of the 2009 Notes.  Potential buyers conducted due diligence and worked towards submitting their final offers on several of our businesses.  However, with the continuing recession and speculation about our financial condition, potential buyers became progressively more cautious.  Certain potential buyers expressed concern about our ability to perform our obligations under a sale agreement.  They increased their due diligence requirements or decided not to proceed with a transaction.  In March 2009, we concluded that although there were potential buyers of our businesses, a sale was unlikely to be closed in sufficient time to offset the continued deterioration in liquidity or at a value that would provide sufficient liquidity to both operate the business and meet our impending debt maturities.

By March 2009, dwindling liquidity and growing restrictions on available trade credit resulted in production stoppages as raw materials could not be purchased on a timely basis.  At the same time, we concluded that it was improbable that we could resume sales of accounts receivable under our European Facility or complete the sale of a business in sufficient time to provide the immediate liquidity we needed to operate.  Absent such an infusion of liquidity, we would likely experience increased production stoppages or sustained limitations on our business operations that ultimately would have a detrimental effect on the value of our business as a whole.  Specifically, the inability to maintain and stabilize our business operations would result in depleted inventories, missed supply obligations and damaged customer relationships.

Having carefully explored and exhausted all possibilities to gain near-term access to liquidity, we determined that debtor-in-possession financing presented the best available alternative for us to meet our immediate and ongoing liquidity needs and preserve the value of the business.  As a result, having obtained the commitment of a $400 million senior secured super-priority debtor-in-possession credit agreement (the “DIP Credit Facility”), Chemtura and 26 of our subsidiaries organized in the United States (collectively, the “Debtors”) filed for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) on March 18, 2009 (the “Petition Date”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  The Chapter 11 cases are being jointly administered by the Bankruptcy Court.  Our non-U.S. subsidiaries and certain U.S. subsidiaries were not included in the filing and are not subject to the requirements of the Bankruptcy Code.  Our U.S. and worldwide operations are expected to continue without interruption during the Chapter 11 reorganization process.

The Debtors own substantially all of our U.S. assets.  The Debtors consist of Chemtura and the following subsidiaries:

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

The Chapter 11 cases were filed to gain liquidity for continuing operations while the Debtors restructure their balance sheets to allow us to continue as a viable going concern.  While we believe we will be able to achieve these objectives through the Chapter 11 reorganization process, there can be no certainty that we will be successful in doing so.

Under Chapter 11 of the Bankruptcy Code, the Debtors are operating their U.S. businesses as a debtor-in-possession (“DIP”) under the protection of the Bankruptcy Court from their pre-filing creditors and claimants.  Since the filing, all orders of the Bankruptcy Court sufficient to enable the Debtors to conduct normal business activities, including “first day” motions and the interim and final approval of the DIP Credit Facility and amendments thereto, have been entered by the Bankruptcy Court.  While the Debtors are subject to Chapter 11, all transactions outside the ordinary course of business will require the prior approval of the Bankruptcy Court.

As a consequence of the Chapter 11 cases, substantially all pre-petition litigation and claims against the Debtors have been stayed.  Accordingly, no party may take any action to collect pre-petition claims or to pursue litigation arising as a result of pre-petition acts or omissions except pursuant to an order of the Bankruptcy Court.

On August 21, 2009, the Bankruptcy Court established October 30, 2009 as the deadline for the filing of proofs of claim against the Debtors (the “Bar Date”).  Under certain limited circumstances, some creditors may be permitted to file proofs of claim after the Bar Date.  Accordingly, it is possible that not all potential proofs of claim were filed as of the filing of this Annual Report.

The Debtors have received approximately 15,300 proofs of claim covering a broad array of areas.  Approximately 8,000 proofs of claim have been asserted in “unliquidated” amounts or contain an unliquidated component that are treated as being asserted in “unliquidated” amounts.  Excluding proofs of claim in “unliquidated” amounts, the aggregate amount of proofs of claim filed totaled approximately $23.6 billion.  See Note 21 - Legal Proceedings and Contingencies in the Notes to Consolidated Financial Statements for a discussion of the types of proofs of claim filed against the Debtors.

We are in the process of evaluating the amounts asserted in and the factual and legal basis of the proofs of claim filed against the Debtors.  Based upon our initial review and evaluation, which is continuing, a significant number of proofs of claim are duplicative and/or legally or factually without merit.  As to those claims, we have filed and intend to file objections with the Bankruptcy Court.  However, there can be no assurance that these claims will not be allowed in full.

Further, while we believe we have insurance to cover certain asserted claims, there can be no assurance that material uninsured obligations will not be allowed as claims in the Chapter 11 cases.  Because of the substantial number of asserted contested claims, as to which review and analysis is ongoing, there is no assurance as to the ultimate value of claims that will be allowed in these Chapter 11 cases, nor is there any assurance as to the ultimate recoveries for our stakeholders, including our bondholders and shareholders.  The differences between amounts recorded by the Debtors and proofs of claim filed by the creditors will continue to be investigated and resolved through the claims reconciliation process.

We have recognized certain charges related to expected allowed claims.  As we complete the process of evaluating and resolving the proofs of claim, appropriate adjustments to our Consolidated Financial Statements will be made.  Adjustments may also result from actions of the Bankruptcy Court, settlement negotiations, rejection of executory contracts and real property leases, determination as to the value of any collateral securing claims and other events.  Any such adjustments could be material to our financial condition or results of operations in any given period.  For additional information on liabilities subject to compromise, see Note 4 - Liabilities Subject to Compromise and Reorganization Items, Net in the Notes to Consolidated Financial Statements.

As provided by the Bankruptcy Code, the Debtors have the exclusive right to file and solicit acceptance of a plan of reorganization (the “Plan”) for 120 days after the Petition Date with the possibility of extensions thereafter.  On February 23, 2010, the Bankruptcy Court granted our application for an extension of the period during which we have the exclusive right to file a Plan from February 11, 2010 to June 11, 2010.  The Bankruptcy Court had previously granted our applications for extensions of the exclusivity period on July 28, 2009 and October 27, 2009.  There can be no assurance that a Plan will be filed by the Debtors or confirmed by the Bankruptcy Court, or that any such Plan will be consummated.  After a Plan has been filed with the Bankruptcy Court, the Plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to all creditors and other parties entitled to vote to accept or reject the Plan.  Following the solicitation period, the Bankruptcy Court will consider whether to confirm the Plan.  In order to confirm a Plan, the Bankruptcy Court must make certain findings as required by the Bankruptcy Code.  The Bankruptcy Court may confirm a Plan notwithstanding the non-acceptance of the Plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met.

On February 9, 2010, the Bankruptcy Court gave interim approval of an Amended and Restated Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (the “Amended and Restated DIP Credit Agreement”) by and among the Debtors, Citibank N.A. and the other lenders party thereto.  The Amended and Restated DIP Credit Agreement provides for a first priority and priming secured revolving and term loan credit commitment of up to an aggregate of $450 million.  The proceeds of the loans and other financial accommodations incurred under the Amended and Restated DIP Credit Agreement were used to, among other things, refinance the obligations outstanding under the DIP Credit Facility and provide working capital for general corporate purposes.  The Amended and Restated DIP Credit Agreement provided a substantial reduction in our financing costs through interest rate reductions and the avoidance of the extension fees that would have been payable under the DIP Credit Facility in February and May 2010.  It also provided us with greater flexibility to operate our business.  The Amended and Restated DIP Credit Agreement closed on February 12, 2010 with the drawing of the $300 million term loan.  On February 18, 2010, the Bankruptcy Court entered a final order providing full access to the Amended and Restated DIP Credit Agreement.  The Amended and Restated DIP Credit Agreement matures on the earlier of 364 days after the closing, the effective date of a Plan or the date of termination in whole of the Commitments (as defined in the Amended and Restated DIP Credit Agreement).

The ultimate recovery by the Debtors’ creditors and our shareholders, if any, will not be determined until confirmation and implementation of a Plan.  No assurance can be given as to what recoveries, if any, will be assigned in the Chapter 11 cases to each of these constituencies.  A Plan could result in our shareholders receiving little or no value for their interests and holders of the Debtors’ unsecured debt, including trade debt and other general unsecured creditors, receiving less, and potentially substantially less, than payment in full for their claims.  Because of such possibilities, the value of our common stock and unsecured debt is highly speculative.  Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any of these securities.  Although the shares of our common stock continue to trade on the Pink Sheets Electronic Quotation Service (“Pink Sheets”) under the symbol “CEMJQ,” the trading prices may have little or no relationship to the actual recovery, if any, by the holders under any eventual Bankruptcy Court-approved Plan.  The opportunity for any recovery by holders of our common stock under such Plan is uncertain as all creditors’ claims must be met in full, with interest where due, before value can be attributed to the common stock and, therefore, the shares of our common stock may be cancelled without any compensation pursuant to such Plan.

Continuation of our operations as a going concern is contingent upon, among other things, our ability (i) to comply with the terms and conditions of the Amended and Restated DIP Credit Agreement; (ii) to obtain confirmation of a Plan under the Bankruptcy Code; (iii) to return to profitability; (iv) to generate sufficient cash flow from operations; and (v) to obtain financing sources to meet our future obligations.  These matters raise substantial doubt about our ability to continue as a going concern.  The Consolidated Financial Statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.  Additionally, a Plan could materially change amounts reported in the Consolidated Financial Statements, which do not give effect to all adjustments of the carrying value of assets and liabilities that may be necessary as a consequence of completing a reorganization under Chapter 11 of the Bankruptcy Code.

Proposed Divestiture

On December 23, 2009, we entered into a Share and Asset Purchase Agreement with SK Atlas, LLC and SK Capital Partners II, LP (collectively “SK”), New York-based private equity concerns focusing on the specialty materials, chemicals and healthcare industries, whereby SK has agreed to acquire our global polyvinyl chloride (“PVC”) additives business.  The sale will include certain assets, the stock of a European subsidiary and the assumption by SK of certain liabilities.

On December 23, 2009, we filed a motion with the Bankruptcy Court (the “Sale Motion”), pursuant to Section 363 of the Bankruptcy Code, seeking, among other things, approval of an auction process and bidding procedures that would govern the sale of the PVC additives business to SK or another bidder with the highest or otherwise best offer and approval of the sale of the PVC additives business in accordance with the auction process and bidding procedures.  On January 14, 2010, the Bankruptcy Court entered an order (the “Bidding Procedures Order”) establishing an auction process and bidding procedures (the “Auction”) to govern the sale of the PVC additives business.  On January 15, 2010, we entered into Amendment No. 3 of the DIP Credit Facility that provided for, among other things, the consent of our DIP lenders to the sale of the PVC additives business.  The lenders under the Amended and Restated DIP Credit Agreement also consented to this transaction.  Pursuant to the Bidding Procedures Order, the Auction was held on February 22, 2010.  At the Auction, Artek Aterian Holding Company and its sponsors, Aterian Investment Partners Distressed Opportunities, LP and Artek Surfin Chemicals Ltd. (collectively, “Artek”), emerged as the bidder with the highest and otherwise best bid for the PVC additives business.

On February 23, 2010, pursuant to the Bidding Procedures Order and following the Auction, we entered into a Share and Asset Purchase Agreement (“Artek SAPA”) with Artek whereby Artek agreed to acquire our PVC additives business for cash consideration of $16 million and to assume certain liabilities, including certain pension and environmental liabilities.  The purchase price is subject to certain adjustments including a post-closing net working capital adjustment.  On February 23, 2010, the Bankruptcy Court held a hearing on the Sale Motion pursuant to Section 363 of the Bankruptcy Code and issued an order approving, among other things, the sale of the PVC additives business to Artek.  The transaction is expected to close in the second quarter of 2010.  The Artek SAPA resulted in an incremental $14 million of cash proceeds and favorable sales contract modifications compared to the initial share and asset purchase agreement with SK.

The PVC additives business subject to the Artek SAPA had net sales of $236 million in 2009, and $374 million in 2008 and $357 million in 2007.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Information as to the sales, operating profit, depreciation and amortization, assets, capital expenditures and earnings on investments carried on the equity method attributable to each of our business segments during each of our last three fiscal years is set forth in Note 22 - Business Segments in the Notes to Consolidated Financial Statements.

Effective for the quarter ended March 31, 2009, we made component realignments within our reporting segments, which were also renamed.  These modifications reflect the changes to our organizational structure announced on January 19, 2009.  The renamed reporting segments are: Consumer Performance Products, Industrial Performance Products (petroleum additives, urethanes and antioxidants), Crop Protection Engineered Products and Industrial Engineered Products (flame retardants and brominated performance products, organometallics, PVC additives and surfactants).  Industrial Engineered Products is the former Polymer Additives segment excluding our antioxidant product line and Industrial Performance Products is the former Performance Specialties segment now including our antioxidant product line.  The Other segment has been eliminated and absorbed into the Industrial Performance Products and Industrial Engineered Products segments.  The presentation of the Consumer Products and Crop Protection segments is unchanged.  Prior period segment data has been restated to conform to the current period presentation.

(c) NARRATIVE DESCRIPTION OF BUSINESS

The table below illustrates each segment’s net sales for the year ended December 31, 2009 as well as each segment’s major products, end-use markets and brands.

	Consumer	Industrial	Crop Protection	Industrial
	Performance Products	Performance Products	Engineered Products	Engineered Products

2009 Net Sales	$457 million	$999 million	$332 million	$753 million

Key Products	• Swimming Pool & Spa Chemicals • Cleaning Products	• Petroleum Additives • Urethanes • Antioxidants • UV Stabilizers • Elastomer Additives	• Seed Treatment • Fungicides • Miticides • Insecticides • Growth Regulants • Herbicides	• Brominated Performance Products • Flame Retardants • Fumigants • Organometallics • PVC Additives • Surfactants

Major End-Use Markets	• Pools and Spas • Water Parks • Resorts • Municipal Pools • Cleaners	• Building and Construction • Packaging • Consumer Products • Lubricants • Engine and Gear Oils • Industrial Oils and Greases • Coatings • Adhesives • Sealants • Automotive	• Agriculture	• Plastics • Agriculture • Fine Chemical • Oilfield • Building and Construction • Solar • Coatings • Pharmaceuticals • Electronics • Consumer Durables • Paints and Polymers

Key Brands	BioGuard® Aqua Chem® BAYROL® Guardex® Pool Time® ProGuard® Spa Essentials® SpaGuard® Spa Time® Omni® Mineral Springs® The Works® Greased Lightning® Poolbrite® Cristal® Miami® Sun®

Naugalubes®

Naugard®

Hybase®

Lobase®

Synton®

Hatcol®

Adiprene® Vibrathane®

Fomrez®

Witcobond®

Trixene®

Weston®

Anderol®

Royco®

Petronate®

Durad®

Calcinate®

Reolube®

Anox®

Ultranox®

Polybond®

Royaltuf®

Lowilite®

Lowinox®

Vitavax®

Acramite®

Omite®

Floramite®

Rimon®

ProCure®

Firestorm®

Casoron®

Royal MH-30®

Royaltac®

Off-Shoot T®

Flupro®

Rancona®

Anchor®

Adept®

Dimilin®

Micromite®

Blizzard®

B-Nine®

Temprano®

Terraguard®

Viticure®

Pantera®

Enhance®

Grain Guard®

GeoBrom® Firemaster® Kronitex® Fyrebloc® Pyrobloc® Smokebloc® Thermoguard® Mark OBS® Timonox®

Consumer Performance Products

Consumer Performance Products are performance chemicals that are sold to consumers for in-home and outdoor use.  Consumer Performance Products include recreational water purification products sold under a variety of branded labels through local dealers and large retailers to assist consumers in the maintenance of their swimming pools and spas and branded cleaners and degreasers sold primarily through mass merchants to consumers for home cleaning.

Our pool and spa product line produces and distributes sanitizers, algaecides, biocides, oxidizers, pH balancers, mineral balancers and other specialty chemicals and accessories.  Our primary channels of distribution are pool and spa dealers and mass-market retailers throughout North America, Europe, Australia and South Africa.  We hold a leading position in the North American pool and spa chemical business and we plan to strengthen our position by expanding our dealer channels and our presence with leading mass market retailers.  Brands include BioGuard®, Aqua Chem®, BAYROL®, Guardex®, Pool Time®, ProGuard®, Spa Essentials®, SpaGuard®, Spa Time®, Omni®, Mineral Springs®, The Works®, Greased Lightning®, Poolbrite®, Cristal®, Miami® and Sun®.

The Consumer Performance Products business also operates in the specialty and multi-purpose cleaners business with The Works® brand of non-abrasive bathroom cleaners, glass and surface cleaners, toilet bowl cleaners, drain openers and rust and calcium removers, as well as the Greased Lightning® family of multipurpose cleaners.  Our primary channels of distribution are to major national and regional retailers in the do-it-yourself, hardware, mass market, club and discount sectors.

The Consumer Performance Products segment had net sales of $457 million for 2009, $516 million for 2008 and $567 million for 2007.  This segment represented 18%, 15% and 15% of our total net sales in 2009, 2008 and 2007, respectively.

Industrial Performance Products

Industrial Performance Products are engineered specialty chemicals.  Industrial Performance Products include petroleum additives that provide detergency, friction modification and corrosion protection in motor oils, greases, refrigeration and turbine lubricants; castable urethane prepolymers engineered to provide superior abrasion resistance and durability in many industrial and recreational applications; and polyurethane dispersions and urethane prepolymers used in various types of coatings such as wood floor finishes, automotive clear coats and textiles treatments; plastic antioxidants additives that inhibit the degradation of polymers caused by air and heat during manufacture and use; UV stabilizers additives that protect materials against the harmful effects of ultra-violet light; and elastomer additives products that protect elastomers and rubber compounds such as tires from cracking and deteriorating from exposure to ozone as well as providing resistance to oxygen and heat degradation.  These products are sold directly to manufacturers and through distribution channels.

On February 29, 2008, we completed the acquisition of the remaining shares of Baxenden Chemicals Ltd (“Baxenden”).  Baxenden complements our existing Witcobond® dispersions and Fomrez® polyester polyols segment offering related products in key customer areas.  The acquisition allowed us access to wider applications in the urethanes segment and strengthened our position in Europe.

On January 31, 2007, we completed the acquisition of the stock of Kaufman Holdings Corporation, which complemented our existing Industrial Performance Products segment by offering related products in key customer areas, providing the opportunity to strengthen alliances with major suppliers, and offering potential distribution synergies.

The Industrial Performance Products segment had net sales of $999 million for 2009, $1,465 million for 2008 and $1,513 million for 2007.  This segment represented 39%, 41% and 40% of our total net sales in 2009, 2008 and 2007, respectively.  The major product offerings of this segment are described below.

Petroleum Additives

We are a global manufacturer and marketer of high-performance additive components used in transport and industrial lubricant applications. We are the global leader for alkylated diphenylamines antioxidants (“ADPAs”), which are marketed as Naugalubes® and used predominately in motor oils.  These additives play a critical role in meeting rising regulatory standards for engine performance.  The component product line also includes overbased and neutral calcium sulfonates used in motor oils and marine lubricants. These sulfonates, marketed as Hybase® and Lobase®, are oil-soluble surfactants whose properties include detergency and corrosion protection to help lubricants keep car, truck, and ship engines clean with minimal wear.  Additionally, we manufacture barium and sodium sulfonates, which provide corrosion protection and emulsification in metalworking fluids and other industrial lubricants.

We provide a variety of other highly specialized, high value products including our high-viscosity polyalphaolefins, marketed as Synton®, and our broad portfolio of esters marketed as Hatcol®.  These products are used in the production of synthetic lubricants for automotive, refrigeration, aviation, and industrial applications.  We are also the world’s leader in high performing calcium sulfonate specialty greases and phosphate ester based fluids and additives for power generation fluids and for use in anti-wear agents in a variety of lubricants.

We are also a specialty supplier of high performance finished lubricants serving the aviation and industrial markets.  Our product line has extensive original equipment manufacturer approvals and is marketed under our Anderol® and Royco® brands, as well as for private label customers.

Urethanes

We are a leading supplier of high-performance cast urethane polymers with more than 200 variations in our product offerings.  Our urethanes offer high abrasion resistance and durability in industrial and performance-specific applications.  These characteristics allow us to market our urethanes to niche manufacturers where such qualities are imperative, including for industrial and printing rolls, mining machinery and equipment, mechanical goods, solid industrial tires and wheels, and sporting and recreational goods, including roller board and roller skate wheels.

Adiprene®/Vibrathane® urethane prepolymers are sold by our direct sales force and through distribution partners in the United States, Canada, Australia, Europe, Latin America and the Far East, and are used in cast elastomer applications where durability and chemical resistance is required.  Our products are used in applications as diverse as polishing pads for the semiconductor industry to high performance screens for the mining industry.  Customers in each region are serviced by a dedicated technical staff whose support is a critical component of the product offering.  We believe the relatively low capital requirements of this business provide us with the ability to operate cost effectively.  Lastly, our development capabilities allow us to differentiate ourselves in these markets by tailoring our products to the specialized needs of each customer application which sets us apart from our competitors.

Our urethane chemicals business provides products for a variety of end uses and applications. The urethane chemicals business consists primarily of three product lines: Fomrez® saturated polyester polyols, Witcobond® polyurethane dispersions, and Trixene® blocked isocyanates.   Fomrez® polyester polyols are employed in industrial applications such as flexible foam for seating.  Our Witcobond® polyurethane dispersions are sold to a larger and more diverse customer base primarily for applications such as glass fiber sizing, wood floor coatings and ballistics protection applications.  Our Trixene® product range includes blocked isocyanates and specialty polymer systems used in a wide range of coating, adhesive, sealant and elastomer applications.   Our focus on customer intimacy in the urethane chemicals business enables us to tailor specific product offerings to meet our customers’ most demanding application requirements.

Antioxidants

Operating worldwide manufacturing facilities to meet the needs of the large global petrochemical producers as well as regional compounders, our antioxidants and UV stabilizer business is comprised of five product families.  We are one of the world’s largest suppliers of plastic antioxidants additives that inhibit the degradation of polymers caused by air and heat during manufacture and use. Our UV stabilizers additives protect materials against the harmful effects of ultra-violet light. The elastomer additives products protect elastomers and rubber compounds such as tires from cracking and deteriorating from exposure to ozone as well as providing resistance to oxygen and heat degradation. Our inhibitors prevent polymerization in production of certain monomers and the polymer modifier products are used as coupling agents and impact modifiers for polymers for use in engineering applications in markets such as automotive and building and construction.

Incorporating such additives into resin systems improves the durability and longevity of plastics used in packaging, consumer durables, automotive parts and electrical components.  Through our proprietary technology, we are able to offer “Powder Free” solutions so our customers can avoid the hazards of working with powders in a chemical environment. At the same time, we are proficient in blending a variety of these materials into specialized formulations uniquely tailored to customer specific end-use requirements.

Crop Protection Engineered Products

Our Crop Protection Engineered Products business focuses on specific target applications in six major product lines which include seed treatments, fungicides, miticides, insecticides, growth regulants and herbicides.  We have developed our products for use primarily on high-value target crops such as tree and vine fruits, ornamentals and nuts and secondarily for commodity row crops such as soybeans, oilseed rape and corn.  Our dedicated sales force works with growers and distributors to promote the use of our products throughout a crop’s growth cycle and to address selective regional, climate, and growth opportunities.  We expand our presence in worldwide targeted markets by developing or acquiring crop protection products and obtaining registrations for new uses and geographies where demand for our products and services has potential for growth.  We develop and sell our own products and we also sell and register products manufactured by others on a license and/or resale basis.

Our seed treatments are used to coat seeds in order to protect the seed during germination and initial growth phases. Seed treatment is an environmentally attractive form of crop protection involving localized use of agricultural chemicals at much lower use rates than other agrichemical treatments.  We anticipate growth in seed treatment resulting from the expanded use of higher value genetically modified seed.  On March 24, 2006, we acquired the Trace Chemicals business from Bayer CropScience LP.  Trace Chemicals is a leader in farmer-applied seed treatments in markets serving the United States.  The acquisition enhanced our offerings in this fast growing crop application.

The Crop Protection Engineered Products business works closely with our customers, distributors, research stations and individual growers as part of an on-the-ground coordinated effort.  We develop products in response to ongoing customer demands, drawing upon existing technologies and tailoring them to match immediate needs. For example, a grower’s crops may require varying levels of treatment depending on weather conditions and the degree of infestation. Our research and technology is therefore geared towards responding to threats to crops around the world as they emerge under a variety of conditions.

Our Crop Protection Engineered Products business benefits from nearly 50 years of experience in the field, along with product registrations in more than 90 countries. Our experience with registering products is a valuable asset, as registration is a significant barrier to entry, particularly in developed countries.  Registration of products is a complex process in which we have developed proficiency over time.  The breadth of our distribution network and the depth of our experience enable us to focus on profitable applications that have been less sensitive to competitive pricing pressures than broad commodity segments. This position allows us to attract licensing and resale opportunities from partner companies providing us new products and technologies to accompany our own existing chemistries.

The Crop Protection Engineered Products business sells its products in North America through a distribution network consisting of more than 100 distributor outlets that sell directly to end use customers.  Internationally, our direct sales force services over 1,400 distributors, dealers, cooperatives, seed companies and large growers.

The Crop Protection Engineered Products segment had net sales of $332 million for 2009, $394 million for 2008 and $352 million for 2007.  This segment represented 13%, 11% and 9% of our total net sales in 2009, 2008 and 2007, respectively.

Industrial Engineered Products

We are a global leader in manufacturing and selling an extensive line of additives and organometallic specialties to a broad range of industries including plastics, agriculture, fine chemicals, oilfield, building and construction, electronics and automotive industries.  The chemical additives of the Industrial Engineered Products business are designed to improve the performance of polymers in their end-use applications.  Segment products include brominated performance products, flame retardants, fumigants, organometallics, PVC additives and surfactants.  The products are sold across the entire value chain ranging from direct sales to monomer producers, polymer manufacturers, compounders and fabricators, fine chemical manufacturers and oilfield service companies to industry distributors.

The Industrial Engineered Products segment had net sales of $753 million for 2009, $1,171 million for 2008 and $1,315 million for 2007.  This segment represented 30%, 33% and 35% of our total net sales in 2009, 2008 and 2007, respectively.  The major product offerings of this segment are described below.

Flame Retardants and Brominated Performance Products

Our flame retardant business holds a leading global position with a comprehensive offering of bromine, phosphorus and antimony-based flame retardants.  With increasing regulatory and fire safety performance demands, the use of these products continues to grow in electrical components, construction materials, automotive and furniture/furnishing applications.

We are backward integrated to brine, a primary source of bromine and have a well developed business in supplying other types of brominated performance products to a variety of industries including agricultural, fine chemicals, pharmaceutical, electronics and oil well drilling.  We have entered into a series of long-term supply and purchase agreements with TETRA Technologies, Inc. (“TETRA”), primarily to sell bromine to TETRA on an exclusive basis.

Part of our expertise in bromine-based material is the production and distribution of methyl bromide, a fumigant used to improve crop yields and protect grain in storage from pest infestation.  Such materials are regularly used to treat food processing plants, breweries, warehouses and grain elevators, as well as rail cars, truck trailers and intermodal containers.  While the use of methyl bromide has been restricted by regulations, it continues to play an important role in protecting the food chain.  Where effective alternatives are not available, our products continue to be employed at cargo ports where agricultural commodities need to be treated quickly and comprehensively to prevent transmission of infestation across international borders and as a pre-plant treatment to control weeds, diseases, insects and nematodes in high value food crops leading to increased yields and higher fresh produce quality.

On January 14, 2010, we announced a long-term strategic sourcing agreement with global specialty chemicals company Albemarle Corporation. The transaction represents a key milestone in our flame retardants business strategic reorganization process.  The strategic agreement will allow us to further strengthen operations at our most productive brine field in South Arkansas.  In addition, this agreement will provide greater opportunities for us to reinvest in new, innovative flame retardants and brominated performance products designed as part of our “Greener is Better” program, which is focused on offering customers greener solutions without sacrificing safety or quality.

On January 25, 2010, our Board of Directors approved a restructuring plan involving the consolidation and idling of certain assets within the flame retardants business operations in El Dorado, Arkansas.  The restructuring plan was approved by the Bankruptcy Court on February 23, 2010 and is expected to be completed by the fourth quarter of 2010.  As a result of the restructuring plan, we expect to record costs of approximately $40 million, primarily in the first half of 2010, consisting of approximately $35 million in accelerated depreciation of property, plant and equipment and approximately $5 million in other facility-related shutdown costs, which include accelerated recognition of asset retirement obligations, decommissioning of wells and pipelines and severance.  In addition to the aforementioned costs, we expect cash costs, including capital costs, to be approximately $20 million primarily in 2010 in order to execute the consolidation of operations into remaining facilities.

Organometallics

Organometallics are a special group of metal containing organic chemicals which play a significant role in a variety of industrial applications.  Organometallics are essential components used to initiate the polymerization reactions that transform monomers into polymers.  They are also used as precursors in glass coatings, in the production of semiconductors and photovoltaic panels, as well as for the production of many pharmaceutical ingredients and as catalysts for curing certain paints and polymers.

PVC Additives

Our PVC additives consist primarily of heat stabilizers that are essential to the processing of heat sensitive resins.  Without the inclusion of such specialty additives, scorching of the resin during fabrication could result, compromising the functionality and appearance of the finished product.  High-value end-use applications with such demanding aesthetic standards include vinyl exterior siding, synthetic flooring and window profiles.  Other large volume construction-related uses include plumbing and drainage pipe, electrical conduit and wire and cable coatings.

On February 23, 2010, we entered into a Share and Asset Purchase Agreement with Artek, whereby Artek agreed to acquire our PVC additives business.  For additional information regarding this divestiture, see “Proposed Divestiture” above under General Development of Business.

Surfactants

Surfactants help to homogenize multi-component resin systems and to facilitate lubricity in the processing and fabrication of such resins.  On February 29, 2008, we completed the sale of our oleochemicals business, which was the largest portion of our surfactants product offering.  The oleochemicals business had net sales of approximately $160 million in 2007.

Sources of Raw Materials

Hydrocarbon-based and inorganic chemicals constitute the majority of the raw materials required to manufacture our products.  These materials are generally available from a number of sources, some of which are foreign.  We use significant amounts of chemicals derived from ethylene, propylene and benzene.  In addition, chlorine, caustic, other petrochemicals, tin and soybean oil represent the key materials used in our chemical manufacturing processes.  Major requirements for key raw material are purchased typically pursuant to multi-year contracts.  Large increases in the cost of such key raw materials, as well as natural gas, which powers some key production facilities, could adversely affect our operating margins if we are not able to pass the higher costs on to our customers through higher selling prices.  While temporary shortages of raw materials we use may occur occasionally, key raw materials have generally been available.  However, there can be no assurance that unforeseen developments will not affect our raw material supplies and their continuing availability and price are subject to, among other things, domestic and world markets, political conditions and regulations.  For additional information related to these risks, see Item 1A. - Risk Factors.

Seasonal Business

With the exception of the Crop Protection Engineered Products segment and the pool and spa product line in our Consumer Performance Products segment, no material portion of any segment of our business is significantly seasonal.  Our Crop Protection Engineered Products segment is seasonal in nature and corresponds to agricultural cycles.  Similarly, in the Consumer Performance Products segment, approximately 80% of net sales are generated from sales from our pool chemicals business serving the North American and European recreational water market.  These markets generally record higher sales in the second and third quarters of each year.

Customers

No one customer accounted for more than ten percent of our consolidated net sales.

Employees

We had approximately 4,400 full time employees at December 31, 2009.

Backlog

We do not consider backlog to be a significant indicator of the level of future sales activity.  In general, we do not manufacture our products against a backlog of orders.  Production and inventory levels are based on the level of incoming orders as well as projections of future demand.  Therefore, we believe that backlog information is not material to understanding our overall business and should not be considered a reliable indicator of our ability to achieve any particular level of sales or financial performance.

Competitive Conditions

The breadth of our product offering provides multiple channels for growth and lessens our dependence on any one market or end-use application. We sell our products in more than 100 countries.  This worldwide presence reduces our exposure to any one country’s or region’s economy.

We have a broad customer base and believe that our products, many of which we customize for the specific needs of our customers, allow us to enhance customer loyalty and attract customers that value product innovation and reliable supply.

Product performance, quality, price, and technical and customer service are all important factors in competing in substantially all of our businesses.

We face significant competition in many of the industries in which we operate due to the trends toward global expansion and consolidation by competitors.  Some of our existing competitors are larger than we are and may have more resources and better access to capital markets for continued expansion or new product development than we do.  Some of our competitors also have a greater product range, are more vertically integrated or have better distribution capability than we do for specific products or geographical areas.

Research and Development

All of our businesses conduct research and development activities to increase competitiveness.  Our businesses conduct research and development activities to develop new, and optimize existing, production technologies, as well as to develop commercially viable new products and applications while also maintaining existing product registrations required by regulatory agencies around the world.  Our research and development expenditures totaled $38 million in 2009, $51 million in 2008 and $62 million in 2007.

Intellectual Property and Licenses

We attach great importance to patents, trademarks, copyrights and product designs in order to protect our investment in research and development, manufacturing and marketing.  Our policy is to seek wide protection for significant products and process developments on our major applications.  We also seek to register trademarks extensively as a means of protecting the brand names of our products.

We have approximately 3,500 United States and foreign granted patents and pending patent applications and approximately 4,700 United States and foreign registered and pending trademarks.  Patents, trademarks, trade secrets in the nature of know-how, formulations, and manufacturing techniques assist us in maintaining the competitive position of certain of our products.  Our intellectual property is of particular importance to a number of specialty chemicals we manufacture and sell.  However, we do business in countries where protection may be limited and difficult to enforce.  We are licensed to use certain patents and technology owned by other companies, including some foreign companies, to manufacture products complementary to our own products, for which we pay royalties in amounts not considered material, in the aggregate, to our consolidated results.  Products to which we have such rights include certain crop protection chemicals.

Neither our business as a whole nor any particular segment is materially dependant upon any one particular patent, trademark, copyright or trade secret.

Environmental Matters

Chemical companies are subject to extensive environmental laws and regulations concerning, among other things, emissions to the air, discharges to land, surface, subsurface strata and water and the generation, handling, storage, transportation, treatment and disposal of waste and other materials.  Chemical companies are also subject to other federal, state, local and foreign laws and regulations regarding health and safety matters.

Environmental Health and Safety Regulation - We believe that our business, operations and facilities are being operated in substantial compliance, in all material respects, with applicable environmental, health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations.  The ongoing operations of chemical manufacturing plants, however, entail risks in these areas and there can be no assurance that material costs or liabilities will not be incurred.  In addition, future developments of environmental, health and safety laws and regulations and related enforcement policies, could bring into question the handling, manufacture, use, emission or disposal of substances or pollutants at facilities we own, use or control.  These developments could involve potential significant expenditures in our manufacture, use or disposal of certain products or wastes.  To meet changing permitting and regulatory standards, we may be required to make significant site or operational modifications, potentially involving substantial expenditures and reduction or suspension of certain operations.  We incurred $9 million of costs for capital projects and $48 million for operating and maintenance costs related to environmental health and safety programs at our facilities during 2009.  In 2010, we expect to incur approximately $23 million of costs for capital projects and $66 million for operating and maintenance costs related to environmental health and safety programs at our facilities.  During 2009, we paid $9 million to remediate previously utilized waste disposal sites and current and past facilities.  We expect to spend approximately $14 million during 2010 to remediate such waste disposal sites and current and former facilities.

Pesticide Regulation - Our Crop Protection Engineered Products business is subject to regulation under various federal, state, and foreign laws and regulations relating to the manufacture, sale and use of pesticide products.

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

FFDCA, as amended by FQPA, authorized the Environmental Protection Agency (“EPA”) to set a tolerance for a pesticide in or on food at a level which poses “a reasonable certainty of no harm” to consumers.  The EPA is required to review all tolerances for all pesticide products.  Most of our products have successfully completed review, others are currently under review and other products will be reviewed under this standard in the future.

The European Union Commission has established procedures whereby all existing crop protection active ingredient chemicals commercially available in the European Union (the “EU”) are to be reviewed.  Regulation 91/414 became effective in 1993 and the process was updated in 2007 and 2008. The original list of existing chemicals was prioritized and divided into 4 parts.  We had four chemicals on the first list, three of which were successfully supported through the review, which results in inclusion onto Annex I of 91/414, while the fourth was withdrawn by us for commercial reasons.  The remainder of our products will be reviewed in the future with the overall process expected to be completed by the end of 2010. The process may lead to full registration in member states of the EU or may lead to some restrictions or cancellation of registrations if it is determined that a product poses an unacceptable risk.

Chemical Regulation  — In December 2006, the European Union signed the Registration, Evaluation and Authorization of Chemicals (“REACh”) legislation.  This legislation requires chemical manufacturers and importers in the EU to demonstrate the safety of the chemical substances contained in products.  The effective date of the legislation was June 1, 2007 and it required all covered substances to be pre-registered by November 30, 2008.  Since December 1, 2008, no product containing covered substances can be manufactured in or imported into the EU unless the substances therein have been pre-registered.  The full registration of REACh will be phased in over the next ten years.  The registration deadlines are as follows: 2010 for chemical substances manufactured or imported in excess of 1,000 metric tons per year and for substances deemed to be particularly harmful to humans or the environment, 2013 for substances manufactured or imported in the EU between 100 and 1,000 metric tons per year and 2018 for substances manufactured or imported in the EU in quantities greater than 1 metric ton per year.  The registration process will require expenditures and resource commitments to compile and file comprehensive chemical dossiers on the use and attributes of each chemical substance and to perform chemical safety assessments.  In addition, each registration phase carries with it a registration fee, which ranges from €31,000 (approximately $45,000) per substance for high-risk, high tonnage band substances to €1,600 (approximately $2,000) for substances registered in the lowest tonnage band and risk.  We pre-registered approximately 1,100 substances and submitted approximately 2,100 pre-registration dossiers covering multiple affiliated legal entities.  Our REACh costs in 2009 were approximately $1 million.  We anticipate REACh-related costs of approximately $11 million in 2010 (including the first wave of registration fees), $3 million in 2011 and $6 million in 2012.  The implementation of the REACh registration process may affect our ability to manufacture and sell certain products in the future.

(d) GEOGRAPHIC INFORMATION

The information with respect to net sales and property, plant and equipment attributable to each of our major geographic areas served for each of our last three fiscal years is set forth in the Note 22 - Business Segments in the Notes to Consolidated Financial Statements.

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

Item 1A.  Risk Factors

The factors described below represent the most significant risks that could materially and adversely affect our financial condition, results of operations or cash flows.  Except as otherwise indicated, these factors may or may not occur and we cannot predict the likelihood of any such factor occurring.

RISK RELATING TO OUR BANKRUPTCY

For the duration of the Chapter 11 cases, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with bankruptcy, which include the following:

•                  Our ability to prosecute, confirm and consummate a Plan, which has not yet been proposed as of the date of this Annual Report;

•                  Our ability to consummate strategic sales of our assets or certain business divisions or restructure or consolidate our operations in accordance with the Bankruptcy Code and orders of the Bankruptcy Court;

•                  The actions and decisions of our creditors, shareholders and other third parties who have interests in the Chapter 11 cases that may be inconsistent with our plans;

•                  Our ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 cases prosecuted from time to time;

•                  Our ability to obtain and maintain commercially reasonable terms with vendors and service providers;

•                  Our ability to obtain and maintain financing necessary to carry out our operations and continue to use the cash collateral of our secured lenders under our Amended and Restated DIP Credit Agreement;

•                  Our ability to maintain contracts and leases that are critical to our operations;

•                  Risks associated with third parties seeking and obtaining Bankruptcy Court approval to terminate or shorten the exclusivity period for us to confirm a proposed Plan, to appoint a Chapter 11 trustee or to convert our Chapter 11 cases to Chapter 7 proceedings; and

•                  Our ability to utilize net operating loss carry-forwards.

These risks and uncertainties could affect our business and operations in various ways.  For example, negative events or publicity associated with the Chapter 11 cases could adversely affect our revenues and the relationship with our customers, as well as with suppliers and employees, which in turn could adversely affect our operations and financial condition, particularly if the Chapter 11 cases are unexpectedly protracted.  Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

As a result of the Chapter 11 cases, realization of assets and liquidation of liabilities are subject to uncertainty.  While operating under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of assets or certain businesses and liquidate or settle liabilities for amounts other than those reflected in our financial statements.  Further, a Plan could materially change the amounts and classifications reported in our Consolidated Financial Statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a Plan.

Because of the risks and uncertainties associated with the Chapter 11 cases, the ultimate impact that events occurring during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified.  Additionally, the result of any confirmed Plan may result in cancellation of our common stock, the sale of all or substantially all of our assets, and/or the failure of the Company to continue as a public company, which could cause any investment in the Company to become worthless.

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

Effective March 18, 2009, the NYSE suspended trading of our common stock and delisted the stock on April 16, 2009.  Our stock is now traded over the counter and is quoted on the Pink Sheets.  We may not be able to re-list our common stock on a national securities exchange and our stock may not continue to be traded on the Pink Sheets.  The trading of our common stock over the counter negatively impacts the trading price of our common stock and the levels of liquidity available to our stockholders.  In connection with the delisting of our stock, there may also be other negative implications, including the potential loss of confidence in our Company by suppliers, customers and employees and the loss of institutional investor interest in our common stock.

A long period of operations under Chapter 11 protection may harm our business.

A long period of operations under Chapter 11 protection could adversely affect our business and operations.  So long as our Chapter 11 cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations.  A prolonged period of operating under Chapter 11 protection may also make it more difficult to attract and retain management and other key personnel necessary to the success and growth of our business.  In addition, the longer the Chapter 11 cases continue, the more likely it is that our customers and suppliers will lose confidence in our ability to successfully reorganize our businesses and seek to establish alternative commercial relationships.

Furthermore, so long as the Chapter 11 cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 cases.  A prolonged continuation of the Chapter 11 cases may also require us to seek additional financing.  If we require additional financing during the Chapter 11 cases and we are unable to obtain the financing on favorable terms or at all, our chances of successfully reorganizing our businesses may be seriously jeopardized, and as a result, any securities in our Company could become devalued or become worthless.

We may not be able to obtain confirmation of a Chapter 11 reorganization plan or consummate strategic assets or business divestitures.

To successfully emerge from Chapter 11 bankruptcy protection as a viable entity, or even to confirm a Plan, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to a Plan, soliciting and obtaining the requisite acceptances of the Plan, and fulfilling other statutory conditions for confirmation, which have not occurred to date.  We may not receive the requisite acceptances of constituencies in the Chapter 11 cases to confirm any future Plan. Even if the requisite acceptances of a Plan are received, the Bankruptcy Court may not confirm such a Plan.

If any future Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our businesses and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

In the event a Plan is not ultimately confirmed, with Bankruptcy Court approval, it is likely that we will seek to consummate strategic sales of assets in which case it is likely that holders of claims would receive substantially different treatment than they would receive if we were to emerge from Chapter 11 bankruptcy protection as a viable, reorganized entity.  We may not be able to consummate strategic sales of our assets on terms that are favorable to us, or at all, and any such sales outside the ordinary course of business would be subject to Bankruptcy Court approval.

A plan of reorganization may result in holders of our common stock receiving no distribution on account of their interests and cancellation of their common stock.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and pre-petition liabilities must be satisfied in full, with interest, before stockholders are entitled to receive any distribution or retain any property under a Plan.  The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a Plan.  No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive.  A Plan could result in holders of our common stock receiving no distribution on account of their interests and could result in the cancellation of their existing stock.  If certain requirements of the Bankruptcy Code are met, a Plan can be confirmed notwithstanding its rejection by the class comprising the interests of our equity security holders.  Therefore, an investment in our common stock is highly speculative and may become worthless (or be canceled) in the future without any required approval or consent of such shareholders.

We may be unable to raise the additional capital needed to fund our businesses, which would prevent us from continuing operations, even if substantially all of our debts are discharged through the Chapter 11 cases.

Even if our debts are reduced or discharged through the Chapter 11 cases, we may need to raise additional funds through debt or equity financing or other various means to fund our business after the completion of the Chapter 11 cases. In such a case, adequate funds may not be available when needed or may not be available on favorable terms. If we need to raise additional funds in the future by issuing equity securities and assuming existing stockholders continue to hold shares of common stock after the confirmation of a Plan, dilution to existing stockholders may result, and such securities may have rights, preferences and privileges senior to those of our common stock. We may be unable to raise additional funds by issuing debt due to restrictive covenants contained in our senior debt or other exit financing confirmed as part of a Plan, of which there can be no assurance, which may restrict our ability to expend or raise capital in the future.

The agreements governing our debt contain restrictions that could significantly restrict our ability to operate our business.

Our Amended and Restated DIP Credit Agreement, as was consistent with our DIP Credit Facility, contains a number of covenants which, among other things, limit the incurrence of additional debt, aggregate capital expenditures, additional operating leases, issuance of capital stock, issuance of guarantees, liens, investments, disposition of assets, dividends, certain payments, mergers, change of business, transactions with affiliates, prepayments of debt, repurchases of stock and redemptions of certain other indebtedness and other matters customarily restricted in such agreements. Our ability to comply with the covenants, agreements and restrictions contained in our Amended and Restated DIP Credit Agreement may be affected by events beyond our control, including prevailing economic, financial, and industry conditions.  There can be no assurance that we would be able to comply with such covenants, agreements, or restrictions in the future.  Additionally, breach of any of the covenants imposed on us by the terms of the Amended and Restated DIP Credit Agreement could result in a default under the agreement. In the event of a default, the lenders could terminate their commitments to us and could accelerate the repayment of all of our indebtedness under the agreement.  In such case, we may not have sufficient funds to pay the total amount of accelerated obligations, and our lenders under the Amended and Restated DIP Credit Agreement could proceed against the collateral securing the agreement.  Any acceleration in the repayment of our indebtedness or related foreclosure could adversely affect our business.

RISK RELATING TO OUR BUSINESS ENVIRONMENT AND OPERATIONS

The worldwide and general economic factors and difficult conditions in the global capital and credit markets have affected and may continue to adversely affect our business, as well as the industries of many of our customers and suppliers, which are cyclical in nature.

Some of the markets in which our end-use customers participate, such as the automotive, electronics and building and construction industries, are cyclical in nature, thus posing a risk to us which is beyond our control. These markets are highly competitive, to a large extent driven by end-use markets, and may experience overcapacity, all of which may affect demand for and pricing of our products.

External factors, including general economic conditions, international events and circumstances, competitor actions and governmental regulation are beyond our control and can cause fluctuations in demand and volatility in the price of raw materials and other costs that can intensify the impact of economic cycles on our operations.  We produce a broad range of products that are used as additives and components in other products in a wide variety of end-use applications.  As a result, our products may be negatively impacted by supply and demand instability in other industries and the effects of that instability on supply chain participants.  Economic and political conditions in countries in which we operate may also adversely impact our operations.  These same risks may also impact the financial markets and may negatively affect our access to capital.  While these external factors may adversely affect our businesses, we believe that the breadth of our product offering lessens our dependence on any one market and that our worldwide presence further reduces our exposure to economic conditions or political instability in any one country or region.

Declines in late 2008 and in 2009 in consumer and business confidence and spending, together with severe reductions in the availability of credit and volatility in the capital and credit markets, demonstrated the sensitivity of our businesses to changes in economic conditions, caused us to commence the Chapter 11 proceedings and have adversely affected the business and economic environment in which we operate and the profitability of our business.  Accordingly, if the global financial crisis and current economic downturn continue or worsen, our business, results of operations and financial condition could be further adversely affected.

Significant competition may force us to reduce prices, which may adversely impact our results of operations.

We face significant competition in many of the industries in which we operate due to the trend toward global expansion and consolidation by competitors.  Some of our existing competitors are larger than we are and may have more resources and better access to capital markets to facilitate continued expansion or new product development.  Some of our competitors also have greater product range or better distribution capability than we do for specific products or geographic regions.  Price competition also exists in some of the markets in which we participate where customers are sensitive to changes in price.  Additionally, other factors such as industry overcapacity and lower cost structures have the effect of putting downward pressure on prices.  We expect that we will continue to face new competitive challenges as well as additional risks inherent in international operations in developing regions.  We also expect to face increased competition from the further use and introduction of generic and alternative products by our competitors.  This increased competition could cause us to reduce our prices and take other steps to compete effectively, which could negatively affect our financial condition, results of operations or cash flows.  In addition, even if we were to raise prices, the reactions of our competitors and customers to such price increases could cause us to reevaluate and possibly reverse such price increases or risk a loss in sales volumes.

The cyclicality of the chemicals industry may cause significant fluctuations in our operating results or cash flows.

Our historical operating results reflect the cyclical and volatile nature of the supply and demand balance of the chemicals industry.  The chemicals industry has experienced alternating periods of inadequate capacity and tight supply, allowing prices and profit margins to increase, followed by periods when substantial capacity is added, resulting in oversupply, over-capacity and corresponding declining utilization rates, causing declining prices and profit margins.  The cyclicality of the industries in which we operate may result in volatile operating results and cash flow over our business cycle.  Future growth in product demand may not be sufficient to utilize current or future capacity.  Excess industry capacity may continue to depress our volumes and margins on some products.  Due to excess industry capacity, rising energy costs and rising raw materials costs, our operating results may be volatile.

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

The results of our Crop Protection Engineered Products segment is dependent on weather, disease, and pest conditions and can be affected by local and regional economic circumstances.  The results of our Consumer Performance Products business are also dependent on weather conditions.  Adverse weather or economic conditions could materially affect our results of operations.

Sales volumes for our Crop Protection Engineered Products business, as with all agricultural products, are subject to the sector’s dependency on weather, disease, and pest infestation conditions.  Adverse weather conditions in a particular region could materially adversely affect our Crop Protection Engineered Products business.  Demand for crop protection products is also influenced by the agricultural policies of governments and regulatory authorities particularly in developing countries in regions where we do business, such as in Asia and Latin America.  Changes in governmental policies or product registration requirements could have an adverse impact on our ability to market and sell our products.  Our crop protection products are typically sold pursuant to contracts with extended payment terms in Latin America and Europe.  Customary extended payment periods, which are tied to particular crop growing cycles, make our Crop Protection Engineered Products business susceptible to losses from receivables during economic downturns and may adversely affect our financial condition, operating results or our cash flows.

Our pool and spa products in the Consumer Performance Products business are primarily used in swimming pools and spas.  Demand for these products is influenced by a variety of factors including seasonal weather patterns.  An adverse change in weather patterns during pool season could adversely affect the demand for and profitability of our pool and spa products.  This occurred in the United States in the 2008 and 2009 pool seasons when weather was unseasonably cold and wet.

Impairment charges may affect our results of operations in the future.

Management regularly tests for goodwill impairment on an annual basis each July 31, and more frequently if events occur or circumstances arise that would more likely than not reduce the fair value of a reporting unit to an amount below its carrying value.  We also test for other possible long-lived asset impairments if events occur or circumstances arise that would indicate that the carrying value amount of such long-lived assets may not be recoverable.  Any resulting impairment loss would be a non-cash charge and may have a material adverse impact on our results of operations in any future period in which we record a charge.

Our results of operations are subject to exchange rate and other currency risks.  A significant movement in exchange rates could adversely impact our results of operations.

Significant portions of our businesses are conducted in currencies other than the U.S. dollar.  This means that foreign currency exchange rates affect our operating results.

Effects of exchange rate fluctuations upon our future operating results cannot be predicted because of the number of currencies involved, the variability of currency exposures, and the potential volatility of currency exchange rates.  We will face risks arising from the imposition of exchange controls and currency devaluations.  Restrictions with our debt agreements and constraints on our liquidity today restrict our ability to hedge foreign exchange exposures.  Exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or businesses located in or conducted within a country imposing controls.  Currency devaluations result in diminished value of funds denominated in the currency of the country instituting the devaluation.  Actions of this nature could adversely affect our earnings or cash flows.

We have unfunded and underfunded pension plans and post-retirement health care plans, which, if changes to the funded status occur, could adversely impact our financial condition, results of operations or cash flows.

We have unfunded obligations under our domestic tax-qualified defined benefit pension plan totaling approximately $249 million on a projected benefit obligation basis as of December 31, 2009.  Further declines in the value of the plan investments or unfavorable changes in laws or regulations that govern pension plan funding could materially change the timing and amount of required pension funding.  We also sponsor foreign and non-qualified pension plans under which there are substantial unfunded liabilities totaling approximately $191 million on a projected benefit obligation basis as of December 31, 2009.  Foreign regulatory authorities may seek to have the Debtors take responsibility for some portion of these obligations.  In addition, we sponsor post-retirement health care plans under which there are substantial unfunded liabilities totaling approximately $150 million on a projected benefit obligation basis as of December 31, 2009.  Mandatory funding contributions with respect to our tax-qualified pension plans and potential unfunded benefit liability claims could have a material adverse effect on our financial condition, results of operations or cash flows.

Production facilities are subject to operating risks that may adversely affect our financial condition, results of operations or cash flows.

We are dependent on the continued operation of our production facilities.  Such production facilities are subject to hazards associated with the manufacturing, handling, storage, and transportation of chemical materials and products, including pipeline leaks and ruptures, explosions, fires, inclement weather and natural disasters, terrorist attacks, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, remediation complications, chemical spills, discharges or releases of toxic or hazardous gases, storage tank leaks, and other environmental risks.  These hazards can cause personal injury and loss of life, severe damage to, or destruction of, property and equipment and environmental damage, fines, civil or criminal penalties and liabilities.  The occurrence of these events may disrupt production and could have an adverse effect on the production and profitability of a particular manufacturing facility and our business, financial condition, results of operations or cash flows.

An inability to remain technologically innovative and to offer improved products and services in a cost-effective manner could adversely impact our operating results.

Our operating results are influenced in part by our ability to introduce new products and services that offer distinct value to our customers.  For example, our Crop Protection Engineered Products business seeks to provide tailored products for our customers’ often unique problems, which requires an ongoing level of innovation.  In many of the markets where we sell our products, the products are subject to a traditional product life cycle.  We devote significant human and financial resources to develop new technologically advanced products and services and we may not be successful in our research and development efforts.

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

RISKS RELATING TO LEGAL AND REGULATORY MATTERS

Current and future litigation, governmental investigations and administrative claims, including antitrust-related governmental investigations and lawsuits, could harm our financial condition, results of operations or cash flows.

We are involved in several significant lawsuits and claims relating to environmental and chemical exposure matters.  In addition, we are routinely subject to other civil claims, litigation and arbitration, and regulatory investigations arising in the ordinary course of our present businesses, as well as with respect to our divested businesses.  Some of these claims and lawsuits relate to product liability claims, including claims related to current and former products and asbestos related claims concerning the premises and historic products of our corporate affiliates and predecessors.  We also could become subject to additional claims in the future.  An adverse outcome of one or more of these claims could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Environmental, health and safety regulatory matters could have a substantial negative impact on our financial condition, results of operations or cash flows.

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

In addition, these requirements, and enforcement of these requirements, may become more stringent in the future.  The ultimate cost of compliance with any such requirements could be material.  Non-compliance could subject us to material liabilities such as government fines or orders, third-party lawsuits, remediations, and settlements or the suspension of non-compliant operations.  We may also be required to make significant site or operational modifications at substantial cost.  Future regulatory or other developments could also restrict or eliminate the use of or require us to make modifications to our products, packaging, manufacturing processes and technology, which could have a significant adverse impact on our cash flows and results of operations.

At any given time, we are involved in claims, litigation, administrative proceedings, settlements, and investigations of various types in a number of jurisdictions involving potential environmental liabilities, including clean-up costs associated with hazardous waste disposal sites, natural resource damages, property damage, personal injury, and regulatory compliance or noncompliance.  The resolution of these environmental matters could have a material adverse effect on our financial condition, results of operations or cash flows.

We are an international company and are exposed to risks in the countries in which we have significant operations or interests.  Changes in foreign laws and regulatory requirements, export controls or international tax treaties could adversely affect our financial condition, results of operations or cash flows.

We are dependent, in large part, on the economies of the countries in which we manufacture and market our products.  Of our 2009 net sales, 49% were to customers in the U.S. and Canada, 31% to Europe and Africa, 15% to Asia/Pacific and 5% to Latin America.  Our net property, plant and equipment at December 31, 2009 was located 64% in the U.S. and Canada, 29% in Europe and Africa, 5% in Asia/Pacific and 2% in Latin America.  The economies of countries in these areas are in different stages of socioeconomic development.  Consequently, we are exposed to risks from changes in foreign currency exchange rates, interest rates, inflation, governmental spending, political and social instability, natural disasters and other political, economic or social developments that may materially affect our financial condition, results of operations or cash flows.  We may also face difficulties managing and administering an internationally dispersed business.  In particular, the management of our personnel across several countries can present logistical and managerial challenges.  Additionally, international operations present challenges related to operating under different business cultures and languages.  We may have to comply with unexpected changes in foreign laws and regulatory requirements which could negatively impact our operations and ability to manage our global financial resources.  Export controls or other regulatory restrictions could prevent us from shipping our products into and from some markets.  We may not be able to adequately protect our intellectual property overseas due to uncertainty of laws and enforcement in a number of countries relating to the protection of intellectual property rights.  Changes in tax regulation and international tax treaties could significantly reduce the financial performance of our foreign operations or the magnitude of their contributions to our overall financial performance.

We are in the process of reviewing various customer incentive, commission and promotional payment practices of the Crop Protection Engineered Products segment in its Europe, Middle East and Africa region, with particular emphasis on certain Central Asian countries that are considered part of that region.  The review is being conducted under the oversight of the Audit Committee of the Board of Directors and with the assistance of outside counsel and forensic accounting consultants.  While the review is not yet complete, substantial progress has been made, but it has not yet been possible to determine whether all such practices or payments were consistent with applicable U.S. or international laws and regulations that apply to these operations. We cannot currently predict the timing or the outcome of this review, nor can we it reasonably estimate the likelihood, nature or amount of monetary or other sanctions, if any, that might be imposed should the review identify that certain payments were inconsistent with applicable laws or regulations.  We believe that there is no matter connected with this review that would lead to a material change to the financial statements included in this report on Form 10-K.

The inability to register our products in member states of the EU under the REACh legislation may lead to some restrictions or cancellations of registrations, which could impact our ability to manufacture and sell certain products.

In December 2006, the EU signed the REACh legislation.  This legislation requires chemical manufacturers and importers in the EU to demonstrate the safety of the chemical substances contained in products.  The effective date of the legislation was June 1, 2007 and it required all covered substances to be pre-registered by November 30, 2008.  Since December 1, 2008, no product containing covered substances can be manufactured in or imported into the EU unless the substances therein have been pre-registered.  The full registration of REACh will be phased in over the next ten years.  The registration deadlines are as follows: 2010 for chemical substances manufactured or imported in excess of 1,000 metric tons per year and for substances deemed to be particularly harmful to humans or the environment, 2013 for substances manufactured or imported in the EU between 100 and 1,000 metric tons per year and 2018 for substances manufactured or imported in the EU in quantities greater than 1 metric ton per year.  The registration process will require expenditures and resource commitments to compile and file comprehensive chemical dossiers on the use and attributes of each chemical substance and to perform chemical safety assessments.  In addition, each registration phase carries with it a registration fee, which ranges from €31,500 (approximately $45,000) per substance for high-risk, high tonnage band substances to €1,600 (approximately $2,000) for substances registered in the lowest tonnage band and risk.  We pre-registered approximately 1,100 substances and submitted approximately 2,100 pre-registration dossiers covering multiple affiliated legal entities.  Our REACh costs in 2009 were approximately $1 million.  We anticipate REACh-related costs of approximately $11 million in 2010 (including the first wave of registration fees), $3 million in 2011 and $6 million in 2012.  The implementation of REACh registration processes may affect our ability to manufacture and sell certain products in the future.

Our business depends upon many proprietary technologies, including patents and licenses.  Our competitive position could be adversely affected if we fail to protect our patents or other intellectual property rights, or if we become subject to claims that we are infringing upon the rights of others.

We have approximately 3,500 United States and foreign granted patents and pending patent applications and approximately 4,700 United States and foreign registered and pending trademarks.  Patents, trademarks, trade secrets in the nature of know-how, formulations, and manufacturing techniques assist us in maintaining the competitive position of certain of our products.  Our intellectual property is of particular importance to a number of specialty chemicals we manufacture and sell.  We are licensed to use certain patents and technology owned by other companies, including some foreign companies, to manufacture products complementary to our own products, for which we pay royalties in amounts not considered material, in the aggregate, to our consolidated results.  Our trademarks or the patents we own or license may be challenged, and due to such challenges we could lose our exclusive rights to our proprietary technologies, which would adversely affect our competitive position and our results of operations.

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

Our patents may not provide full protection against competing manufacturers outside of the United States, the EU countries, and certain other developed countries.  Weaker protection may adversely impact our sales and results of operations.

In some of the countries in which we operate, such as China, the laws protecting patent holders are significantly weaker than in the United States, the EU and certain other developed countries.  Weaker protection may help competing manufacturers be or become more competitive in markets where, but for the weaker protection, they might not otherwise be able to introduce competing products for a number of years.  We therefore tend, in these regions, to rely more heavily upon trade secret and know-how protection, as applicable, than we do patents.  In addition, for our crop protection products being sold in China, we rely on regulatory protection of intellectual property provided by regulatory agencies that may not provide us with complete protection against competitors.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The following table sets forth information regarding our principal operating properties and other significant properties as of December 31, 2009.  The Debtors have the right, subject to Bankruptcy Court approval and certain other conditions, to assume or reject their executory contracts and real property leases.  The Debtors are currently in the process of evaluating all executory contracts and real property leases pertaining to owned and leased real estate.  All of the following properties are owned except where otherwise indicated:

Location	Facility	Reporting Segment

UNITED STATES
Alabama
Bay Minette	Plant	Industrial Performance Products

Arkansas
El Dorado	Plant	Industrial Engineered Products

California
McFarland	Repackaging Warehouse	Industrial Engineered Products

Connecticut
Middlebury*	Executive Offices, Research Center	Corporate Offices
Naugatuck	Research Center	Industrial Performance Products

Georgia
Conyers	Plant	Consumer Performance Products
Lawrenceville*	Office, Research Center	Consumer Performance Products

Illinois
Mapleton	Plant	Industrial Engineered Products
Pekin*	Plant	Crop Protection Engineered Products

Indiana
Ashley(1)	Plant	Consumer Performance Products
West Lafayette	Office, Research Center	Industrial Engineered Products

Louisiana
Taft(2)	Plant	Industrial Engineered Products
Lake Charles	Plant	Consumer Performance Products

Michigan
Adrian	Plant	Consumer Performance Products

New Jersey
East Hanover	Plant	Industrial Performance Products
Fords	Plant	Industrial Performance Products
Perth Amboy	Plant	Industrial Performance Products

North Carolina
Gastonia	Plant	Industrial Performance Products, Crop Protection Engineered Products

Pennsylvania
Philadelphia*	Executive Offices	Corporate Offices

West Virginia
Morgantown	Plant, Research Center	Industrial Engineered Products, Industrial Engineered Products

Location	Facility	Reporting Segment

INTERNATIONAL
Brazil
Rio Claro	Plant	Industrial Engineered Products, Industrial Performance Products, Crop Protection Engineered Products
Sao Paulo*	Office	Industrial Engineered Products, Industrial Performance Products, Crop Protection Engineered Products

Canada
Elmira	Plant	Industrial Performance Products, Crop Protection Engineered Products, Industrial Engineered Products
Guelph	Research Center	Crop Protection Engineered Products
Scarborough*	Plant	Industrial Performance Products
West Hill	Plant	Consumer Performance Products, Industrial Performance Products

France
Catenoy	Plant	Industrial Performance Products
Dardilly*	Office	Consumer Performance Products

Germany
Bergkamen*	Plant, Research Center	Industrial Engineered Products
Lampertheim(2)	Plant, Research Center	Industrial Engineered Products
Waldkraiburg	Plant	Industrial Performance Products
Planegg*	Office	Consumer Performance Products

Italy
Latina	Plant	Industrial Performance Products, Crop Protection Engineered Products
Milan(3)	Office	Industrial Performance Products
Pedrengo	Plant	Industrial Performance Products

Mexico
Altamira	Plant	Industrial Engineered Products, Industrial Performance Products
Cuautitlan	Plant	Industrial Engineered Products, Industrial Performance Products
Reynosa	Plant	Industrial Engineered Products

The Netherlands
Amsterdam	Plant	Crop Protection Engineered Products

Republic of China
Nanjing	Plant	Industrial Performance Products
Shanghai*	Office	Corporate

Location	Facility	Reporting Segment

Singapore*	Administrative, Sales Office	Industrial Engineered Products, Industrial Performance Products, Corporate

South Africa
Atlantis	Plant	Consumer Performance Products

South Korea
Pyongtaek(4)	Plant	Industrial Performance Products

Switzerland
Frauenfeld*	Office	Industrial Engineered Products, Corporate, Crop Protection Engineered Products

Taiwan
Kaohsiung(5)	Plant	Industrial Engineered Products, Industrial Performance Products

United Kingdom
Accrington	Plant	Industrial Performance Products
Droitwich	Plant	Industrial Performance Products
Evesham	Research Center	Crop Protection Engineered Products
Langley*	Office	Crop Protection Engineered Products, Corporate
Trafford Park	Plant	Industrial Engineered Products, Industrial Performance Products

*	Leased property.
(1)	We are in the process of terminating production at this facility and moving it to another domestic location. This is expected to be completed in the second quarter of 2010.
(2)	We have received an offer to sell this facility. This sale is expected to be completed in the first half of 2010.
(3)	Facility leased by Anderol Italia S.r.l, which is 51% owned by us.
(4)	Facility owned by Asia Stabilizers Co. Ltd., which is 65% owned by us.
(5)	Facility owned by Uniroyal Chemical Taiwan Ltd., which is 80% owned by us.

Item 3.  Legal Proceedings

See Note 21 – Legal Proceedings and Contingencies in the Notes to Consolidated Financial Statements for a description of our legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock traded on the New York Stock Exchange (“NYSE”) under the symbol “CEM” until trading was halted after our Chapter 11 bankruptcy filing on March 18, 2009.  Effective March 18, 2009, the NYSE suspended trading of our common stock and delisted the stock on April 16, 2009.  Our stock is now traded over the counter and is quoted on the Pink Sheet Electronic Quotation Service (“Pink Sheets”) under the symbol “CEMJQ”.

The following table summarizes the range of market prices for our common stock as reported by the Pink Sheet or the NYSE as applicable and the amount of dividends per share by quarter during the past two years:

	2009
	First	Second	Third	Fourth
Dividends per common share (a)	$—	—	—	—
Market price per common share:
High	$1.55	0.48	1.14	1.48
Low	$0.03	0.04	0.19	0.47

	2008
	First	Second	Third	Fourth
Dividends per common share (a)	$0.05	0.05	0.05	—
Market price per common share:
High	$8.75	8.81	6.94	5.31
Low	$5.77	5.67	4.11	1.02

(a)   On October 30, 2008, the Company suspended the payment of dividends.

The number of holders of record of our common stock on January 31, 2010 was approximately 5,300.  Trading in our common stock during the pendency of our Chapter 11 cases is highly speculative and poses substantial risks.  See Item 1A. — Risk Factors for a discussion of additional risks related to our common stock.

PERFORMANCE GRAPH

The following graph compares the cumulative total return on our common stock for the last five fiscal years with the returns on the Standard & Poor’s 500 Stock Index and the S&P 500 Specialty Chemicals Index, assuming an investment of $100 on December 31, 2004 and the reinvestment of all dividends.

COMPARISON OF FIVE-YEAR

CUMULATIVE TOTAL RETURN AMONG CHEMTURA CORPORATION,

S&P 500 AND S&P 500 SPECIALTY CHEMICALS

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
CHEMTURA CORPORATION	$100.0	$109.2	$84.5	$69.8	$12.8	$11.2
S&P 500	$100.0	$104.9	$121.5	$128.1	$80.7	$102.1
S&P 500 SPECIALTY CHEMICALS	$100.0	$103.9	$127.5	$147.6	$123.0	$175.2

Item 6.  Selected Financial Data

The following reflects selected financial data for Chemtura Corporation for each of its last five fiscal years.  The information below should be read in conjunction with Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data of this Annual Report.  The financial information presented may not be indicative of future performance.

(In millions of dollars, except per share data)	2009	2008	2007	2006	2005 (a)
Summary of Operations
Net sales	$2,541	3,546	3,747	3,458	2,739
Gross profit	$594	736	864	831	703
Selling, general and administrative	$293	332	372	362	309
Depreciation and amortization	$173	237	269	204	150
Research and development	$38	51	62	61	50
Facility closures, severance and related costs	$3	26	36	5	23
Antitrust costs	$10	12	35	90	49
Merger costs (b)	$—	—	—	17	45
In-process research and development (b)	$—	—	—	—	73
Loss (gain) on sale of business (c)	$—	25	15	11	(3)
Impairment of long-lived assets (d)	$104	986	19	80	—
Changes in estimates related to expected allowable claims (e)	$73	—	—	—	—
Equity income	$—	(4)	(3)	(4)	(2)
Operating (loss) profit	$(100)	(929)	59	5	9
Interest expense	$(70)	(78)	(87)	(102)	(108)
Loss on early extinguishment of debt	$—	—	—	(44)	(55)
Other (expense) income, net	$(17)	9	(5)	(5)	(9)
Reorganization items, net (f)	$(97)	—	—	—	—
Loss from continuing operations before income taxes and cumulative effect of accounting change	$(284)	(998)	(33)	(146)	(163)
Income tax (provision) benefit	$(5)	27	(4)	(126)	(49)
Loss from continuing operations before cumulative effect of accounting change	$(289)	(971)	(37)	(272)	(212)
Earnings from discontinued operations, net of tax	$—	—	18	20	33
(Loss) gain on sale of discontinued operations, net of tax	$(3)	—	24	47	(4)
Cumulative effect of accounting change, net of tax	$—	—	—	—	(1)
Net (loss) earnings	$(292)	(971)	5	(205)	(184)
Less: net earnings attributable to non-controlling interests	$(1)	(2)	(8)	(1)	(3)
Net loss attributable to Chemtura Corporation	$(293)	(973)	(3)	(206)	(187)

Amounts attribuable to Chemtura Corporation common shareholders:
Loss from continuing operations, net of tax	$(290)	(973)	(45)	(273)	(215)
Earnings from discontinued operations, net of tax	$—	—	18	20	33
(Loss) gain on sale of discontinued operations, net of tax	$(3)	—	24	47	(4)
Cumulative effect of accounting change, net of tax	$—	—	—	—	(1)
Net loss attributable to Chemtura Corporation	$(293)	(973)	(3)	(206)	(187)

	(In millions, except per share data)	2009	2008	2007	2006	2005 (a)
	Per Share Statistics

	Loss from continuing operations, net of tax	$(1.19)	(4.01)	(0.18)	(1.13)	(1.21)
	Earnings from discontinued operations, net of tax	$—	—	0.07	0.08	0.18
	(Loss) gain on sale of discontinued operations, net of tax	$(0.01)	—	0.10	0.20	(0.02)
	Cumulative effect of accounting change, net of tax	$—	—	—	—	—
	Net loss attributable to Chemtura Corporation	$(1.20)	(4.01)	(0.01)	(0.85)	(1.05)
	Dividends	$—	0.15	0.20	0.20	0.20
	Book value	$0.71	2.01	7.84	7.14	7.58
Common stock trading range:	High	$1.55	8.81	12.33	13.53	17.95
	Low	$0.03	1.02	6.95	7.75	9.89
	Average shares outstanding - Basic	242.9	242.3	241.6	240.5	178.4
	Average shares outstanding - Diluted	242.9	242.3	241.6	240.5	178.4

	Financial Position
	Working capital (deficiency) (g)	$908	(558)	700	497	566
	Current ratio (g)	2.6	0.7	2.0	1.6	1.6
	Total assets	$3,118	3,057	4,416	4,399	4,986
	Total debt, including short-term borrowings (g)	$255	1,204	1,063	1,111	1,370
	Stockholders’ equity	$172	488	1,899	1,719	1,820
	Total capital employed (g)	$427	1,692	2,962	2,830	3,190
	Debt to total capital % (g)	59.7	71.2	35.9	39.3	42.9

(In millions of dollars, except for number of employees)
Other Statistics
Net cash provided by (used in) operations	$49	(11)	149	251	(79)
Capital spending from continuing operations	$56	121	115	122	97
Depreciation from continuing operations	$134	192	229	163	122
Amortization from continuing operations	$39	45	40	41	28
Approximate number of employees at end of year	4,400	4,700	5,100	6,200	6,600

(a)	Due to the inclusion of the operating results of Great Lakes subsequent to the acquisition on July 1, 2005, results are not directly comparable.
(b)

Merger costs are non-capitalized costs associated with the merger of the Company and Great Lakes. The write-off of $73 million of in-process research and development is also the direct result of the merger with Great Lakes.

(c)

Loss (gain) on sale of business primarily included a $26 million loss relating to the sale of the oleochemicals business in 2008, a $15 million loss on the sale of assets relating to the sale of the Celogen® product line in 2007, a $12 million loss on the sale of the IWA business in 2006, and a $3 million gain in 2005 on the reversal of a reserve related to the 2001 sale of the Industrial Colors business.

(d)

The 2009 charge included the impairment of goodwill of $37 million within the Consumer Performance Products segment, and the impairment of property, plant and equipment and intangibles assets, net of $53 million and $14 million, respectively, for the Industrial Engineered Products segments. The 2008 charge primarily included a $985 million impairment of goodwill associated with the Consumer Performance Products, Industrial Performance Products and Industrial Engineered Products segments. The 2007 charge primarily included a $9 million reduction in the value of assets relating to the closure and sale of the Ravenna, Italy facility and a $4 million write-off of construction in progress associated with certain facilities affected by the 2007 restructuring programs. The 2006 charge primarily included a $52 million impairment of the fluorine business as a result of the Company’s annual impairment review and a $22 million impairment of non-current assets of the fluorine business due to a loss of a significant customer.

(e)

Changes in estimates related to expected allowable claims of $73 million relate to adjustments to liabilities subject to compromise (primarily legal and environmental reserves) as a result of the proofs of claim evaluation process.

(f)

Reorganization items, net of $97 million represent professional fees; the write-off of debt discounts, premiums and debt issuance costs; the write-off of deferred financing expenses related to the termination of the 2009 U.S. Facility; impacts from rejections or terminations of executory contracts and real property leases; impacts from the settlement of claims; and reorganization initiatives.

(g)	The 2009 amounts exclude liabilities subject to compromise which are included separately on the balance sheet.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8 OF THIS FORM 10-K.

THIS MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS.  SEE “FORWARD-LOOKING STATEMENTS” FOR A DISCUSSION OF CERTAIN OF THE UNCERTAINTIES, RISKS AND ASSUMPTIONS ASSOCIATED WITH THESE STATEMENTS.

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On March 18, 2009 (the “Petition Date”), Chemtura and 26 of our subsidiaries organized in the United States (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  The Chapter 11 cases are being jointly administered by the Court.  Our non-U.S. subsidiaries and certain U.S. subsidiaries were not included in the filing and are not subject to the requirements of the Bankruptcy Code.  Our U.S. and worldwide operations are expected to continue without interruption during the Chapter 11 reorganization process.

For further discussion of the Chapter 11 cases, see Item 7. - Bankruptcy Proceedings under Liquidity and Capital Resources and Note 1 - Nature of Operations and Bankruptcy Proceedings in the Notes to Consolidated Financial Statements.

EXECUTIVE OVERVIEW

Our primary goal in 2009 was stabilizing our business operations, obtaining sufficient liquidity to operate our business and adjusting to the changes created by our filing for protection under Chapter 11 of the Bankruptcy Code.  We believe we have achieved those objectives.  Upon filing for Chapter 11, we obtained the commitment of a $400 million senior secured super-priority debtor-in-possession credit agreement (the “DIP Credit Facility”), which provided liquidity necessary for us to continue operations as a debtor-in-possession (“DIP”).  On February 12, 2010, we refinanced our existing DIP Credit Facility with a $450 million credit facility (the “Amended and Restated DIP Credit Agreement”) which substantially reduced our financing costs and provided greater flexibility to operate our business.  Since filing for protection under Chapter 11, we have reviewed approximately 13,000 executory contracts and real property leases, identifying those that are redundant or onerous, and we have begun the process of rejecting those executory contacts and real property leases that do not further our business objectives.  We have developed a long range business plan that sets a course on strengthening and growing our businesses as well as identifying assets and activities that no longer fit our core businesses.  As part of our business plan, we also initiated various restructuring activities, including the restructuring in 2010 of certain operations of our flame retardants business and initiated the sale of our polyvinyl chloride (“PVC”) additives business which we expect will be completed in the first half of 2010.

In 2009, we improved our financial health and met or exceeded our financial objectives by:

•                  Generating positive cash flow (1) over the last four quarters and accumulating substantial cash balances by both the Debtors and our international subsidiaries;

•                  Achieving or exceeding performance levels required by the DIP Credit Facility; and

•                  Identifying, and now working closely with, several financial institutions we expect will lead our exit financing.  The support of these institutions offers us the potential to finance our plan of reorganization (the “Plan”) and emerge as a financially sound, stand-alone global company.

(1)                                                          We define “positive cash flow” as net cash provided from operating activities, excluding cash inflows and outflows associated with our former accounts receivable financing facilities, less cash flows from investing activities related to capital expenditures.  This is not an accounting measure in accordance with U.S. generally accepted accounting principles (“GAAP”).  This measure does not consider cash flows required to meet maturities of debt or repayments under our former accounts receivable financing facilities.  For customers, vendors and employees, it does indicate whether our total indebtedness, net of cash and cash equivalents, is increasing or reducing.  See our Consolidated Statement of Cash Flows under Item 8 for complete information.

At the same time, we initiated various actions to reshape our Company into a stronger, leaner global enterprise focused on growth.  These initiatives included, among other things:

•                  Increasing strategic investments to improve efficiency, such as our enterprise resource planning (“ERP”) initiatives that have enabled the activities related to over 90 percent of net sales now to be managed on a single global instance of SAP and offering simplified and standardized business processes;

•                  Focusing on investments in research and development (“R&D”), which is beginning to result in important and innovative new product offerings such as Geobrom™, Weston® 705, and two new flame retardant products being produced today on pilot plant scale;

•                  Improving order processing to enhance responsiveness and delivery to customers;

•                  Transferring certain operations to third-party logistics providers, enabling us to maintain service levels at a more competitive cost;

•                  Growing our global antioxidant business with a planned additional expansion of capacity at Gulf Stabilizer Industries (“GSI”), our joint venture facility in Al Jubail, Saudi Arabia; and

•                  Advancing towards a joint venture between Al Zamil Group Holding Company and Chemtura Organometallics GmbH, our wholly owned German subsidiary, to build a world-scale metal alkyls manufacturing facility in Jubail Industrial City, Saudi Arabia.

Our key challenges in 2010 will be to implement our business plans and to emerge from Chapter 11.  To emerge we must first file a Plan together with a disclosure statement with the Bankruptcy Court.  After a Plan has been filed, the Plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to all creditors and other parties in interest entitled to vote to accept or reject the Plan.  Following the solicitation period, the Bankruptcy Court will consider whether to confirm the Plan.  In order to confirm a Plan, the Bankruptcy Court must make certain findings as required by the Bankruptcy Code.  We continue to face challenges, but we believe our accomplishments in 2009 and our initiatives in 2010 will position us to emerge successfully from Chapter 11 in 2010 as a financially sound and more focused global enterprise.

OUR BUSINESS

We are among the larger publicly traded specialty chemical companies in the United States dedicated to delivering innovative, application-focused specialty chemical solutions and consumer products.  Our principal executive offices are located in Philadelphia, Pennsylvania and Middlebury, Connecticut.  We operate in a wide variety of end-use industries, including automotive, transportation, construction, packaging, agriculture, lubricants, plastics for durable and non-durable goods, electronics, and pool and spa chemicals. The majority of our chemical products are sold to industrial manufacturing customers for use as additives, ingredients or intermediates that add value to their end products.  Our crop and consumer products are sold to dealers, distributors and major retailers.  We are a market leader in many of our key product lines and transact business in more than 100 countries.

The primary economic factors that influence the operations and sales of our Industrial Engineered Products and Industrial Performance Products segments are industrial production, residential and commercial construction, electronic component production and polymer production.  In addition, our Crop Protection Engineered Products segment is influenced by worldwide weather, disease and pest infestation conditions.  Our Consumer Performance Products segment is also influenced by general economic conditions impacting consumer spending and weather conditions.  For additional factors that impact our performance, see Item 1A. - Risk Factors.

Other factors affecting our financial performance include industry capacity, customer demand, raw material and energy costs, and selling prices. Selling prices are influenced by the global demand and supply for the products we produce.  Our strategy is to pursue selling prices that reflect the value of our products and to pass on higher costs for raw material and energy to preserve our profit margins.

2009 OVERVIEW

Annual sales for 2009 decreased $1 billion or 28% compared with 2008.  This decrease was attributable to a $912 million reduction in sales volume, $46 million in unfavorable currency translation, a $31 million reduction due to the divestiture in the first quarter of 2008 of the oleochemicals business and reduced selling prices of $16 million.  The benefit of the 2008 increase in selling prices for the Consumer Performance Products segment did not fully offset reduced selling prices in the other three segments.

Operating profit for the Consumer Performance Products segment increased 26% compared with 2008 due to increased selling prices, lower selling, general and administrative (“SG&A”) and research and development (“R&D”) (collectively “SGA&R”) expenses, and lower raw material, energy and distribution costs, partially offset by lower volume, unfavorable product mix and higher manufacturing costs.

The Industrial Performance Products segment operating profit decreased 13% compared with 2008 due to lower volume caused by the global economic recession as well as reduced selling prices, lower volume and unfavorable product mix, partially offset by lower raw material, energy, manufacturing, SGA&R, and distribution costs.

The Crop Protection Engineered Products segment operating profit decreased 46% compared with 2008 due to lower volume as crop prices fell and growers had restricted access to credit as well as unfavorable product mix, and higher manufacturing, raw material and energy costs, partially offset by lower SGA&R costs.

The Industrial Engineered Products segment operating profit decreased 165% compared with 2008 due to lower volume caused by the global economic recession as well as unfavorable product mix, reduced selling prices, and higher manufacturing costs, partially offset by lower raw material, energy, SGA&R and distribution costs.

We have undertaken various cost reduction initiatives over the past several years and continue to implement cost reductions.  Our long term goal remains to improve gross profit margins and reduce SGA&R expenditures as a percentage of total net sales on a global basis.  With the sharp reduction in sales volume due to the global economic recession in 2009, SGA&R expenditures in 2009 were up to 13% of net sales compared with 11% of net sales in 2008 despite a $52 million reduction in SGA&R spending compared with 2008.

LIQUIDITY AND CAPITAL RESOURCES

Bankruptcy Proceedings

We entered 2009 with significantly constrained liquidity.  The fourth quarter of 2008 saw an unprecedented reduction in orders for our products as the global recession deepened and customers saw or anticipated reductions in demand in the industries they served.  The impact was more pronounced on those business segments that served cyclically exposed industries. As a result, our sales and overall financial performance deteriorated resulting in our non-compliance with the two financial maintenance covenants under our Amended and Restated Credit Agreement, dated as of July 31, 2007 (the “2007 Credit Facility”) as of December 31, 2008.  On December 30, 2008, we obtained a 90-day waiver of compliance with these covenants from the lenders under the 2007 Credit Facility.

Our liquidity was further constrained in the fourth quarter of 2008 by changes in the availability under our accounts receivable financing facilities in the United States and Europe.  The eligibility criteria and reserve requirements under our prior U.S. accounts receivable facility (the “U.S. Facility”) tightened in the fourth quarter of 2008 following a credit rating downgrade, significantly reducing the value of accounts receivable that could be sold under the U.S. Facility compared with the third quarter of 2008.  Additionally, the availability and access to our European accounts receivable financing facility (the “European Facility”) was restricted in late December 2008 because of our financial performance resulting in our inability to sell additional receivables under the European Facility.

The crisis in the credit markets compounded the liquidity challenges we faced.  Under normal market conditions, we believed we would have been able to refinance our $370 million notes maturing on July 15, 2009 (the “2009 Notes”) in the debt capital markets.  However, with the deterioration of the credit market in the late summer of 2008 combined with our deteriorating financial performance, we did not believe we would be able to refinance the 2009 Notes on commercially reasonable terms, if at all.  As a result, we sought to refinance the 2009 Notes through the sale of one of our businesses.

On January 23, 2009, our special-purpose subsidiary entered into a new three-year U.S. accounts receivable financing facility (the “2009 U.S. Facility”) that restored most of the liquidity that we had available to us under the prior U.S. accounts receivable facility before the fourth quarter of 2008 events described above.  However, despite good faith discussions, we were unable to agree to terms under which we could resume the sale of accounts receivable under our European Facility during the first quarter of 2009.  The balance of accounts receivable previously sold under the facility continued to decline, offsetting much of the benefit to liquidity gained by the new 2009 U.S. Facility.  During the second quarter of 2009, with no agreement to restart the European Facility, the remaining balance of the accounts receivable previously sold under the facility were settled and the European Facility was terminated.

January 2009 saw no improvement in customer demand from the depressed levels in December 2008 and some business segments experienced further deterioration.  Although February and March of 2009 saw incremental improvement in net sales compared to January 2009, overall business conditions remained difficult as sales declined by 43% in the first quarter of 2009 compared to the first quarter of 2008.  As awareness grew of our constrained liquidity and deteriorating financial performance, suppliers began restricting trade credit and, as a result, liquidity dwindled further.  Despite moderate cash generation through inventory reductions and restrictions on discretionary expenditures, our trade credit continued to tighten, resulting in unprecedented restrictions on our ability to procure raw materials.

In January and February of 2009, we were in the midst of the asset sale process with the objective of closing a transaction prior to the July 15, 2009 maturity of the 2009 Notes.  Potential buyers conducted due diligence and worked towards submitting their final offers on several of our businesses.  However, with the continuing recession and speculation about our financial condition, potential buyers became progressively more cautious.  Certain potential buyers expressed concern about our ability to perform obligations under a sale agreement.  They increased their due diligence requirements or decided not to proceed with a transaction.  In March 2009, we concluded that although there were potential buyers of our businesses, a sale was unlikely to be closed in sufficient time to offset the continued deterioration in liquidity or at a value that would provide sufficient liquidity to both operate the business and meet our impending debt maturities.

By March 2009, dwindling liquidity and growing restrictions on available trade credit resulted in production stoppages as raw materials could not be purchased on a timely basis.  At the same time, we concluded that it was improbable that we could resume sales of accounts receivable under our European Facility or complete the sale of a business in sufficient time to provide the immediate liquidity we needed to operate.  Absent such an infusion of liquidity, we would likely experience increased production stoppages or sustained limitations on our business operations that ultimately would have a detrimental effect on the value of our business as a whole.  Specifically, the inability to maintain and stabilize our business operations would result in depleted inventories, missed supply obligations and damaged customer relationships.

Having carefully explored and exhausted all possibilities to gain near-term access to liquidity, we determined that the DIP Credit Facility presented the best available alternative for us to meet our immediate and ongoing liquidity needs and preserve the value of the business.  As a result, having obtained the commitment of the DIP Credit Facility, Chemtura and 26 of our subsidiaries organized in the United States (collectively, the “Debtors”) filed for relief under the Bankruptcy Code on March 18, 2009 in the Court.  The Chapter 11 cases are being jointly administered by the Court.  Our non-U.S. subsidiaries and certain U.S. subsidiaries were not included in the filing and are not subject to the requirements of the Bankruptcy Code.  Our U.S. and worldwide operations are expected to continue without interruption during the Chapter 11 reorganization process.

The Debtors own substantially all of our U.S. assets.  The Debtors consist of Chemtura and the following subsidiaries:

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

On March 18, 2009, Raymond E. Dombrowski, Jr. was appointed Chief Restructuring Officer.  In connection with this appointment, we entered into an agreement with Alvarez & Marsal North America, LLC (“A&M”) to compensate A&M for Mr. Dombrowski’s services as Chief Restructuring Officer on a monthly basis at a rate of $150 thousand per month and incentive compensation in the amount of $3 million payable upon the earlier of (a) the consummation of a Chapter 11 Plan or (b) the sale, transfer, or other disposition of all or a substantial portion of the assets or equity of the Company.  Mr. Dombrowski is independently compensated pursuant to arrangements with A&M, a financial advisory and consulting firm specializing in corporate restructuring. Mr. Dombrowski will not receive any compensation directly from us and will not participate in any of our employee benefit plans.

The Chapter 11 cases were filed to gain liquidity for continuing operations while the Debtors restructure their balance sheets to allow us to continue as a viable going concern.  While we believe we will be able to achieve these objectives through the Chapter 11 reorganization process, there can be no certainty that we will be successful in doing so.

Under Chapter 11 of the Bankruptcy Code, the Debtors are operating their U.S. businesses as a debtor-in-possession under the protection of the Bankruptcy Court from their pre-filing creditors and claimants.  Since the filing, all orders of the Bankruptcy Court sufficient to enable the Debtors to conduct normal business activities, including “first day” motions and the interim and final approval of the DIP Credit Facility and amendments thereto, have been entered by the Bankruptcy Court.  While the Debtors are subject to Chapter 11, all transactions outside the ordinary course of business will require the prior approval of the Bankruptcy Court.

On March 20, 2009, the Bankruptcy Court approved the Debtors’ “first day” motions.  Specifically, the Bankruptcy Court granted the Debtors, among other things, interim approval to access $190 million of its $400 million DIP Credit Facility, approval to pay outstanding employee wages, health benefits, and certain other employee obligations and authority to continue to honor their current customer policies and programs, in order to ensure the reorganization process will not adversely impact their customers.  On April 29, 2009, the Bankruptcy Court entered a final order providing full access to the $400 million DIP Credit Facility.  The Bankruptcy Court also approved Amendment No. 1 to the DIP Credit Facility which provided for, among other things: (i) an increase in the outstanding amount of inter-company loans the Debtors could make to our non-debtor foreign subsidiaries from $8 million to $40 million; (ii) a reduction in the required level of borrowing availability under the minimum availability covenant; and (iii) the elimination of the requirement to pay additional interest expense if a specified level of accounts receivable financing was not available to our European subsidiaries.

On July 13, 2009, the Company and the parties to the DIP Credit Facility entered into Amendment No. 2 to the DIP Credit Facility subject to approvals by the Court and our Board of Directors which approvals were obtained on July 14 and July 15, 2009, respectively.  The DIP Credit Facility was amended to provide for, among other things, an option by us to extend the maturity of the DIP Credit Facility for two consecutive three month periods subject to the satisfaction of certain conditions.  Prior to Amendment No. 2, the DIP Credit Facility matured on the earlier of 364 days from the first borrowing, the effective date of a Plan or the date of termination in whole of the Commitments (as defined in the DIP Credit Facility).

As a consequence of the Chapter 11 cases, substantially all pre-petition litigation and claims against the Debtors have been stayed.  Accordingly, no party may take any action to collect pre-petition claims or to pursue litigation arising as a result of pre-petition acts or omissions except pursuant to an order of the Bankruptcy Court.

On August 21, 2009, the Bankruptcy Court established October 30, 2009 as the deadline for the filing of proofs of claim against the Debtors (the “Bar Date”).  Under certain limited circumstances, some creditors may be permitted to file proofs of claims after the Bar Date.  Accordingly, it is possible that not all potential proofs of claim were filed as of the filing of this Annual Report.

The Debtors have received approximately 15,300 proofs of claim covering a broad array of areas.  Approximately 8,000 proofs of claim have been asserted in “unliquidated” amounts or contain an unliquidated component that are treated as being asserted in “unliquidated” amounts.  Excluding proofs of claim in “unliquidated” amounts, the aggregate amount of proofs of claim filed totaled approximately $23.6 billion.  See Note 21 - Legal Proceedings and Contingencies in the Notes to Consolidated Financial Statements for a discussion of the types of proofs of claim filed against the Debtors.

We are in the process of evaluating the amounts asserted in and the factual and legal basis of the proofs of claim filed against the Debtors.  Based upon our initial review and evaluation, which is continuing, a significant number of proofs of claim are duplicative and/or legally or factually without merit.  As to those claims, we have filed and intend to file objections with the Bankruptcy Court.  However, there can be no assurance that these claims will not be allowed in full.

Further, while the Debtors believe they have insurance to cover certain asserted claims, there can be no assurance that material uninsured obligations will not be allowed as claims in the Chapter 11 cases.  Because of the substantial number of asserted contested claims, as to which review and analysis is ongoing, there is no assurance as to the ultimate value of claims that will be allowed in these Chapter 11 cases, nor is there any assurance as to the ultimate recoveries for the Debtors’ stakeholders, including the Debtors’ bondholders and shareholders.  The differences between amounts recorded by the Debtors and proofs of claims filed by the creditors will continue to be investigated and resolved through the claims reconciliation process.

We have recognized certain charges related to expected allowed claims.  As we complete the process of evaluating and resolving the proofs of claim, appropriate adjustments to our Consolidated Financial Statements will be made.  Adjustments may also result from actions of the Bankruptcy Court, settlement negotiations, rejection of executory contracts and real property leases, determination as to the value of any collateral securing claims and other events.  Any such adjustments could be material to our financial condition or results of operations in any given period.  For additional information on liabilities subject to compromise, see Note 4 - Liabilities Subject to Compromise and Reorganization Items, Net in the Notes to Consolidated Financial Statements.

As provided by the Bankruptcy Code, the Debtors have the exclusive right to file and solicit acceptance of a Plan for 120 days after the Petition Date with the possibility of extensions thereafter.  On February 23, 2010, the Bankruptcy Court granted our application for an extension of the period during which we have the exclusive right to file a Plan from February 11, 2010 to June 11, 2010.  The Bankruptcy Court had previously granted our applications for an extension of the exclusivity period on July 28, 2009 and October 27, 2009.  There can be no assurance that a Plan will be filed by the Debtors or confirmed by the Bankruptcy Court, or that any such Plan will be consummated.  After a Plan has been filed with the Bankruptcy Court, the Plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to all creditors and other parties entitled to vote to accept or reject the Plan.  In order to confirm a Plan, the Bankruptcy Court must make certain findings as required by the Bankruptcy Code.  The Bankruptcy Court may confirm a Plan notwithstanding the non-acceptance of the Plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met.

On January 15, 2010 we entered into Amendment No. 3 of the DIP Credit Facility that provided for, among other things, the consent of our DIP lenders to the sale of the PVC additives business.

On February 9, 2010, the Bankruptcy Court gave interim approval of an Amended and Restated Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (the “Amended and Restated DIP Credit Agreement”) by and among the Debtors, Citibank N.A. and the other lenders party thereto.  The Amended and Restated DIP Credit Agreement provides for a first priority and priming secured revolving and term loan credit commitment of up to an aggregate of $450 million.  The proceeds of the loans and other financial accommodations incurred under the Amended and Restated DIP Credit Agreement were used to, among other things, to refinance the obligations outstanding under the DIP Credit Facility and provide working capital for general corporate purposes.  The Amended and Restated DIP Credit Agreement provided a substantial reduction in the Company’s financing costs through interest rate reductions and the avoidance of the extension fees that would have been payable under the DIP Credit Facility in February and May 2010.  It also provided us with greater flexibility to operate our business.  The Amended and Restated DIP Credit Agreement closed on February 12, 2010 with the drawings of the $300 million term loan.  On February 18, 2010, the Bankruptcy Court entered a final order providing full access to the Amended and Restated DIP Credit Agreement.  The Amended and Restated DIP Credit Agreement matures on the earlier of 364 days after the closing, the effective date of a Plan or the date of termination in whole of the Commitments (as defined in the Amended and Restated DIP Credit Agreement).

The ultimate recovery by the Debtors’ creditors and our shareholders, if any, will not be determined until confirmation and implementation of a Plan.  No assurance can be given as to what recoveries, if any, will be assigned in the Chapter 11 cases to each of these constituencies.  A Plan could result in our shareholders receiving little or no value for their interests and holders of the Debtors’ unsecured debt, including trade debt and other general unsecured creditors, receiving less, and potentially substantially less, than payment in full for their claims.  Because of such possibilities, the value of our common stock and unsecured debt is highly speculative.  Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any of these securities.  Although the shares of our common stock continue to trade on the Pink Sheets Electronic Quotation Service (“Pink Sheets”) under the symbol “CEMJQ,” the trading prices may have little or no relationship to the actual recovery, if any, by the holders under any eventual Bankruptcy Court-approved Plan.  The opportunity for any recovery by holders of our common stock under such Plan is uncertain as all creditors’ claims must be met in full, with interest where due, before value can be attributed to the common stock and, therefore, the shares of our common stock may be cancelled without any compensation pursuant to such Plan.

Continuation of our operations as a going concern is contingent upon, among other things, our ability and/or the Debtors’ ability (i) to comply with the terms and conditions of the Amended and Restated DIP Credit Agreement, as amended; (ii) to obtain confirmation of a Plan under the Bankruptcy Code; (iii) to return to profitability; (iv) to generate sufficient cash flow from operations; and (v) to obtain financing sources to meet our future obligations.  These matters raise substantial doubt about our ability to continue as a going concern.  The Consolidated Financial Statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.  Additionally, a Plan could materially change amounts reported in the Consolidated Financial Statements, which do not give effect to all adjustments of the carrying value of assets and liabilities that may be necessary as a consequence of completing reorganization under Chapter 11 of the Bankruptcy Code.

In addition, as part of our emergence from bankruptcy protection, we may be required to adopt fresh start accounting in a future period.  If fresh start accounting is applicable, our assets and liabilities will be recorded at fair value as of the fresh start reporting date.  The fair value of our assets and liabilities as of such fresh start reporting date may differ materially from the recorded values of assets and liabilities on our Consolidated Balance Sheets.  Further, if fresh start accounting is required, our financial results after the application of fresh start accounting may be different from historical trends.

Restructuring

In 2009, we initiated a comprehensive review process to strengthen our core businesses and improve our financial health, a process that is continuing in 2010.  As part of this process, we have undertaken a review of each of our businesses, individually and as part of our portfolio.  The review includes a determination of whether to continue in, consolidate, reorganize, exit or expand our businesses, operations and product lines.  In each case, we determined whether, on a short-term or long-term basis, the business, operation or product line constitutes a strategic fit with our core business as a global provider of specialty chemical products, contributes to our financial health and will achieve our business objectives.  If it does not, we will implement initiatives which may include, among other things, limiting or exiting the business, operation or product line, consolidating operations or facilities or selling or otherwise disposing of the business or asset.   Our review process also involves expanding businesses and product lines and bringing new products to market with significant growth opportunities.  Our goal is to reshape our Company into a stronger and leaner global enterprise focused on growth.

As a result of our review process, we have identified certain assets for potential sale.  In other cases, we have determined that restructuring or consolidating our operations or changing the way we do business or bring our products to market would further our business goals.  As the review process continues, additional assets may be sold or restructured, operations may be consolidated or exited and businesses, operations and product lines may be expanded.

In particular, during the fourth quarter of 2009, we initiated the process of selling our PVC additives business which resulted on February 23, 2010 in a definitive purchase agreement to sell our PVC additives business.  The proposed transaction is expected to close in the second quarter of 2010.  On January 25, 2010, we announced a restructuring plan involving the consolidation and idling of certain assets within the Flame Retardants business operations in El Dorado, Arkansas.  We transferred certain operations to third-party logistics providers, enabling us to maintain service levels at a more competitive cost.  We also entered into raw material supply agreements that will reduce the costs of our products.

As we implement these initiatives, we also focused on growth opportunities.  We plan to expand capacity at Gulf Stabilizer Industries, our joint venture facility in Al Jubail, Saudi Arabia and advance towards a joint venture between Al Zamil Group Holding Company and Chemtura Organometallics GmbH to build a world-scale metal alkyls manufacturing facility in Jubail Industrial City, Saudi Arabia.  We have also brought to market new and innovative product offerings.

We are reviewing approximately 13,000 of our executory contracts and real property leases to determine whether they constitute a strategic fit within our core business and, if not, to evaluate whether they should be assumed, rejected or restructured as permitted under the Bankruptcy Code.  While this process is not complete, we have taken actions accordingly, including rejecting various executory contracts and real property leases that do not further our business objectives.

Beginning in 2008 and continuing in 2009, we initiated cost reduction, working capital and other initiatives that generated positive cash flow over the last four quarters and allowed us to accumulate substantial cash balances.  We have achieved or exceeded all performance levels required in the DIP Credit Facility.

We believe that these continuing restructuring activities and growth initiatives have improved our financial strength which we believe will allow us to emerge successfully from Chapter 11 in 2010.

Reorganization Items

We have and will continue to incur substantial expenses resulting from our Chapter 11 cases.  Reorganization items, net presented in our Consolidated Statement of Operations represent the direct and incremental costs related to our Chapter 11 cases such as professional fees, gains related to the settlement of claims in the Chapter 11 cases and rejections or terminations of executory contracts and real property leases.  During 2009, we recorded $97 million of reorganization items, net.  We expect that our restructuring activities in 2010 will likely result in additional charges for reorganization items, net that could be material to our results of operations, financial condition or cash flows in any given period.  For additional information on reorganization items, net, see Note 4 - Liabilities Subject to Compromise and Reorganization Items, Net in the Notes to Consolidated Financial Statements.

Cash Flows from Operating Activities

Net cash provided by operating activities was $49 million in 2009 compared with $11 million of net cash used in operating activities in 2008. Changes in key accounts are summarized below:

Favorable (unfavorable)
(In millions)	2009	2008	Change
Accounts receivable	$36	$89	$(53)
Impact of accounts receivable facilities	(103)	(136)	33
Inventories	85	(12)	97
Accounts payable	16	(25)	41
Pension and post-retirement health care liabilities	(26)	(46)	20
Liabilities subject to compromise	(31)	—	(31)

During 2009, accounts receivable decreased by $36 million as compared with an $89 million decrease in 2008. The 2009 and 2008 decreases in accounts receivable were driven by reduced sales and the benefit of our collection efforts.  In 2009, the decrease in the proceeds from the sale of accounts receivable was $103 million, compared with a decrease of $136 million in 2008.  The decrease in 2009 was due to the termination of the 2009 U.S. Facility which was a condition of the establishment of the DIP Credit Facility and the restricted availability and access to the European Facility leading to its termination in the second quarter of 2009.  The decrease in 2008 related to reduced accounts receivable and changes in the terms of the accounts receivable facilities in both the U.S. and Europe.  Inventory decreased by $85 million in 2009 as compared with an increase of $12 million in 2008.  The decrease in 2009 was primarily due to lower product costs, inventory reduction initiatives and lower demand.  The increase in 2008 was primarily due to the impact of increases in the costs of raw material and packaging.  Accounts payable increased by $16 million in 2009 and decreased by $25 million in 2008 primarily due to the timing of vendor payments.  Liabilities subject to compromise were affected by payments of $31 million against pre-petition liabilities that were approved by the Bankruptcy Court.

During 2009, our pension and post-retirement healthcare liabilities decreased by $26 million, primarily due to contributions.  Contributions amounted to $28 million in 2009, which include $15 million for domestic plans and $13 million for international plans.  During 2008, our pension and post-retirement healthcare liabilities decreased by $46 million primarily due to contributions.  Contributions amounted to $42 million in 2008, which included $22 million for domestic plans and $20 million for international plans.

Net cash provided by operating activities in 2009 also reflected the impact of various charges and changes in pre-existing reserves.  A summary of these items and the net impact on cash flows provided by (used in) operating activities is as follows:

	Net Change per
	Consolidated	2009	2009
	Statement of	Expense	Cash
(In millions)	Cash Flows	(Benefit)	Payments
Interest payable	$25	$70	$(45)
Income taxes payable	(28)	5	(33)
Facility closure, severance and related costs	(22)	3	(25)
Antitrust settlement costs	—	6	(6)
Environmental liabilities	11	20	(9)
Management incentive plans	5	9	(4)

Net cash provided by operating activities in 2009 also reflected the impact of certain non-cash charges, including $173 million of depreciation and amortization expense, $104 million in impairment charges, $73 million for changes in estimates related to expected allowable claims, $35 million of reorganization items, net and $11 million related to other non-cash charges.

Cash Flows from Investing and Financing Activities

Net cash used in investing activities was $58 million for 2009, which reflected net proceeds from prior year divestments of the oleochemicals and fluorine chemicals businesses of $3 million offset by $5 million of net cash paid as deferred consideration for a prior year acquisition.  Additionally, capital expenditures for 2009 amounted to $56 million as compared with $121 million for 2008 due to our continuing effort to control discretionary cash expenditures and restrictions under our DIP Credit Facility.  Expenditures were primarily related to U.S. and foreign facilities, the SAP project and environmental and other compliance requirements.

Net cash provided by financing activities was $173 million for 2009, which included proceeds from the DIP Credit Facility of $250 million, partially offset by payments of debt issuance costs on the DIP Credit Facility of $30 million, net repayments on the 2007 Credit Facility of $28 million, and net payments on other borrowings of $19 million.

Dividend payments totaled $36 million in 2008.  On October 30, 2008, we announced that we would suspend the payment of dividends to conserve cash and expand liquidity in a period of economic uncertainty. There were no dividend payments in 2009.

Contractual Obligations and Other Cash Requirements

We have obligations to make future cash payments under contracts and commitments, including long-term debt agreements, lease obligations, environmental liabilities, antitrust settlements, post-retirement health care liabilities, facility closures, severance and related costs, and other long-term liabilities.

The following table summarizes our significant contractual obligations and other cash requirements as of December 31, 2009.  Payments associated with liabilities subject to compromise, except for those liabilities approved by the Bankruptcy Court, have been excluded from the table below, as we cannot accurately forecast the future amounts and timing of the payments given the inherent uncertainties associated with our Chapter 11 cases.

		Payments Due by Period
(In millions)								2015 and
Contractual Obligations*		Total	2010	2011	2012	2013	2014	Thereafter
Total debt (including capital leases)	(a)	$254	$252	$—	$1	$—	$1	$—
Operating leases	(b)	79	17	10	8	6	6	32
Contractual antitrust settlements	(c)	6	6	—	—	—	—	—
Facility closures, severance and related cost liabilities	(d)	4	4	—	—	—	—	—
Capital expenditures	(e)	12	12	—	—	—	—	—
Interest payments	(f)	29	29	—	—	—	—	—
Subtotal - Contractual Obligations		384	320	10	9	6	7	32
Environmental liabilities	(g)	84	14	18	11	8	6	27
Post-retirement health care liabilities	(h)	17	1	1	1	1	1	12
Other long-term liabilities (excluding pension liabilities)		33	2	7	3	3	1	17
Total cash requirements		$518	$337	$36	$24	$18	$15	$88

* Additional information is provided in the Debt, Leases, Legal Proceedings and Contingencies, Pension and Other Post-Retirement Plans, Restructuring and Asset Impairment Activities, and Income Taxes Notes to our Consolidated Financial Statements.

(a)

Our debt agreements include various bank loans and future minimum payments under capital leases for which payments will be payable through 2014. As the Amended and Restated DIP Credit Agreement was entered into in February 2010, it is not reflected as an obligation as of December 31, 2009. The future minimum lease payments under capital leases at December 31, 2009 were not significant. Obligations by period reflect stated contractual due dates. Debt obligations in this table exclude $1.2 billion of liabilities subject to compromise.

(b)

Represents operating lease obligations primarily related to buildings, land and equipment. Such obligations are net of future sublease income and will be expensed over the life of the related lease contracts. Includes leases renegotiated through the Chapter 11 cases that received Bankruptcy Court approval.

(c)

Represents final installment payments of fines provided in the settlement of U.S. and Canadian antitrust cases, which received Bankruptcy Court approval. Under the agreement reached with the U.S. and Canadian authorities, the amount of these payments can increase if general unsecured creditors receive 62% or more of their claims under the terms of the Plan confirmed by the Bankruptcy Court.

(d)	Represents estimated payments from accruals related to our cost reduction programs.

(e)	Represents capital commitments for various open projects.

(f)

Represents interest payments related to various debt agreements. Interest obligations in the table exclude interest payable on $1.2 billion of debt obligations classified as liabilities subject to compromise.

(g)

We have environmental liabilities for future remediation and operating and maintenance costs directly related to remediation. We estimate that the environmental liability could range up to $164 million. We have recorded a liability for environmental remediation of $122 million at December 31, 2009 of which $42 million is classified as liabilities subject to compromise. Environmental liability obligations in the table exclude the $42 million classified as liabilities subject to compromise.

(h)

We have post-retirement health care plans that provide health and life insurance benefits to certain retired and active employees and their beneficiaries. These plans are generally not pre-funded and expenses are paid by us as incurred, with the exception of certain inactive government related plans that are paid from plan assets. Post-retirement health care liability obligations in the table exclude $133 million of liabilities subject to compromise.

During 2009, we made payments of $31 million and $2 million for operating leases and unconditional purchase obligations, respectively.

We fund our defined benefit pension plans based on the minimum amounts required by law plus additional voluntary contribution amounts we deem appropriate.  Estimated future funding requirements are highly dependent on factors that are not readily determinable.  These include changes in legislation, returns earned on pension investment and other factors related to assumptions regarding future liabilities.  We made contributions of $28 million in 2009 to our domestic and international pension and post-retirement benefit plans (including payments made by us directly to plan participants).  See “Critical Accounting Estimates” below for details regarding current pension assumptions.  To the extent that current assumptions are not realized, actual funding requirements may be significantly different from those described below.  Applying the provisions of the Pension Protection Act of 2006, we are not required to contribute to the domestic qualified pension plans in 2010.  The following table summarizes the estimated future funding requirements for defined benefit pension plans under current assumptions:

	Funding Requirements by Period
(In millions)	2010	2011	2012	2013	2014
Qualified domestic pension plans	$—	$30	$56	$45	$42
International and non-qualified pension plans	17	17	18	18	20
Total pension plans	$17	$47	$74	$63	$62

Other Sources and Uses of Cash

We expect to finance our continuing operations and capital spending requirements for 2010 with cash flows provided by operating activities, available cash and cash equivalents, and borrowings under the Amended and Restated DIP Credit Agreement and other sources.  Cash and cash equivalents as of December 31, 2009 were $236 million.

Bank Covenants and Guarantees

On March 18, 2009, the Debtors entered into a $400 million DIP Credit Facility arranged by Citigroup Global Markets Inc. with Citibank, N.A. as Administrative Agent.  On March 20, 2009, the Bankruptcy Court entered an interim order providing approval for the Debtors to access $190 million of the DIP Credit Facility in the form of a $165 million term loan and a $25 million revolving credit facility.  The DIP Credit Facility closed on March 23, 2009 with the drawing of the $165 million term loan.  The initial proceeds were used to fund the termination of the 2009 U.S. Facility, pay fees and expenses associated with the transaction and fund business operations.

On April 28, 2009, the Company, certain of our subsidiaries that are guarantors under the DIP Credit Facility, the banks, financial institutions and other institutional lenders party to the DIP Credit Facility (the “Lenders”), and Citibank, N.A., as Administrative Agent for the Lenders, entered into Amendment No. 1 to the DIP Credit Facility.  Amendment No. 1 amended the DIP Credit Facility to provide for, among other things, (i) an increase in the outstanding amount of inter-company loans the Debtors could make to our non-debtor foreign subsidiaries from $8 million to $40 million; (ii) a reduction in the required level of borrowing availability under the minimum availability covenant; and (iii) the elimination of the requirement to pay additional interest expense if a specified level of accounts receivable financing was not available to our European subsidiaries.  On April 29, 2009, the Bankruptcy Court granted final approval of the DIP Credit Facility, as amended pursuant to Amendment No. 1 thereto.

The DIP Credit Facility was comprised of the following:  (i) a $250 million non-amortizing term loan; (ii) a $64 million revolving credit facility; and (iii) an $86 million revolving credit facility representing the “roll-up” of certain outstanding secured amounts owed to lenders under the existing 2007 Credit Facility who have commitments under the DIP Credit Facility.  In addition, a sub-facility for letters of credit (“Letters of Credit”) in an aggregate amount of $50 million were available under the unused commitments of the revolving credit facilities.

The Bankruptcy Court entered a final order providing full access to the $400 million DIP Credit Facility on April 29, 2009.  On May 4, 2009, we drew the $85 million balance of the $250 million term loan and used the proceeds together with cash on hand to fund the $86 million “roll up” of certain outstanding secured amounts owed to certain lenders under the 2007 Credit Facility as approved by the final order.

On July 13, 2009, the Company and the parties to the DIP Credit Facility entered into Amendment No. 2 to the DIP Credit Facility subject to approvals by the Bankruptcy Court and our Board of Directors which approvals were obtained on July 14 and July 15, 2009, respectively.  Amendment No. 2 amended the DIP Credit Facility to provide for, among other things, our option to extend the maturity of the DIP Credit Facility for two consecutive three month periods subject to the satisfaction of certain conditions.  Prior to Amendment No. 2, the DIP Credit Facility matured on the earlier of 364 days (from the Petition Date), the effective date of a Plan or the date of termination in whole of the Commitments (as defined in the DIP Credit Facility).

On January 15, 2010, we entered into Amendment No. 3 of the DIP Credit Facility that provided for, among other things, the consent of our DIP lenders to the sale of the PVC additives business.

On February 9, 2010, the Bankruptcy Court gave interim approval of the Amended and Restated DIP Credit Agreement.  The Amended and Restated DIP Credit Agreement provides for a first priority and priming secured revolving and term loan credit commitment of up to an aggregate of $450 million.  The Amended and Restated DIP Credit Agreement consists of a $300 million term loan and a $150 million revolving credit facility.  The proceeds of the term loan and other financial accommodations incurred under the Amended and Restated DIP Credit Agreement were used to, among other things, refinance the obligations outstanding under the DIP Credit Facility and provide working capital for general corporate purposes.  The Amended and Restated DIP Credit Agreement provided a substantial reduction in our financing costs through interest rate reductions and avoidance of the extension fees that would have been payable under the DIP Credit Facility in February and May 2010.  The Amended and Restated DIP Credit Agreement closed on February 12, 2010 with the drawings of the $300 million term loan and matures on the earlier of 364 days after the closing, the effective date of a Plan or the date of termination in whole of the Commitments (as defined in the Amended and Restated DIP Credit Agreement).

The Amended and Restated DIP Credit Agreement, as was the DIP Credit Facility, is secured by a super-priority lien on substantially all of our U.S. assets, including (i) cash, (ii) accounts receivable; (iii) inventory; (iv) machinery, plant and equipment; (v) intellectual property; (vi) pledges of the equity of first tier subsidiaries; and (vii) pledges of debt and other instruments.

Availability of credit under the Amended and Restated DIP Credit Agreement, as was availability under the DIP Credit Facility, is equal to (i) the lesser of (a) the Borrowing Base (as defined below) and (b) the effective commitments under the DIP Credit Facility minus (ii) the aggregate amount of the DIP Loans and any undrawn or unreimbursed Letters of Credit.  Borrowing Base is the sum of (i) 80% of the Debtors’ eligible accounts receivable, plus (ii) the lesser of (a) 85% of the net orderly liquidation value percentage (as defined in the DIP Credit Facility) of the Debtors’ eligible inventory and (b) 75% of the cost of the Debtors’ eligible inventory, plus (iii) $275 million ($125 million under the DIP Credit Facility), less certain reserves determined in the discretion of the Administrative Agent to preserve and protect the value of the collateral.  As of December 31, 2009, extensions of credit outstanding under the DIP Credit Facility consisted of the $250 million term loan and Letters of Credit of $19 million.

Borrowings under the DIP Credit Facility term loans and the $64 million revolving facility bore interest at a rate per annum equal to, at our election, (i) 6.5% plus the Base Rate (defined as the higher of (a) 4%; (b) Citibank N.A.’s published rate; or (c) the Federal Funds rate plus 0.5%) or (ii) 7.5% plus the Eurodollar Rate (defined as the higher of (a) 3% or (b) the current LIBOR rate adjusted for reserve requirements).  Borrowings under the $86 million revolving facility bear interest at a rate per annum equal to, at our election, (i) 2.5% plus the Base Rate or (ii) 3.5% plus the Eurodollar Rate.  Additionally, we paid an unused commitment fee of 1.5% per annum on the average daily unused portion of the revolving facilities and a letter of credit fee on the average daily balance of the maximum daily amount available to be drawn under Letters of Credit equal to the applicable margin above the Eurodollar Rate applicable for borrowings under the applicable revolving 2007 Credit Facility.  Certain fees were payable to the lenders upon the reduction or termination of the commitment and upon the substantial consummation of a Plan as described more fully in the DIP Credit Facility including an exit fee payable to the Lenders of 2% of “roll-up” commitments and 3% of all other commitments.  These fees were paid upon the funding of the term loan under the Amended and Restated DIP Credit Agreement.

Borrowings under the Amended and Restated DIP Credit Agreement term loan bear interest at a rate per annum equal to, at our election, (i) 3.0% plus the Base Rate (defined as the higher of (a) 3%; (b) Citibank N.A.’s published rate; or (c) the Federal Funds rate plus 0.5%) or (ii) 4.0% plus the Eurodollar Rate (defined as the higher of (a) 2% or (b) the current LIBOR rate adjusted for reserve requirements).  Borrowings under the $150 million revolving facility bear interest at a rate per annum equal to, at our election, (i) 3.25% plus the Base Rate or (ii) 4.25% plus the Eurodollar Rate.  Additionally, we pay an unused commitment fee of 1.0% per annum on the average daily unused portion of the revolving facilities and a letter of credit fee on the average daily balance of the maximum daily amount available to be drawn under Letters of Credit equal to the applicable margin above the Eurodollar Rate applicable for borrowings under the applicable revolving 2007 Credit Facility.

Our obligations as borrower under the Amended and Restated DIP Credit Agreement, as they were under the DIP Credit Facility, are guaranteed by our U.S. subsidiaries who are Debtors in the Chapter 11 cases, which own substantially all of our U.S. assets.  The obligations must also be guaranteed by each of our subsidiaries that become party to the Chapter 11 cases, subject to specified exceptions.

All amounts owing by us and the guarantors under the Amended and Restated DIP Credit Agreement and certain hedging arrangements and cash management services, as they were under the DIP Credit Facility, are secured, subject to a carve-out as set forth in the Amended and Restated DIP Credit Agreement (the “Carve-Out”), for professional fees and expenses (as well as other fees and expenses customarily subject to such Carve-Out), by (i) a first priority perfected pledge of (a) all notes owned by us and the guarantors and (b) all capital stock owned by us and the guarantors (subject to certain exceptions relating to their respective foreign subsidiaries) and (ii) a first priority perfected security interest in all other assets owned by us and the guarantors, in each case, junior only to liens as set forth in the Amended and Restated DIP Credit Agreement and the Carve-Out.

The Amended and Restated DIP Credit Agreement, as did the DIP Credit Facility, requires that we meet certain financial covenants including the following: (a) minimum cumulative monthly earnings before interest, taxes, and depreciation (“EBITDA”), after certain adjustments, on a consolidated basis; (b) a maximum variance of the weekly cumulative cash flows of the Debtors, compared to an agreed upon forecast; (c) minimum borrowing availability of $20 million; and (d) maximum quarterly capital expenditures.  In addition, the Amended and Restated DIP Credit Agreement contains covenants which, among other things, limit the incurrence of additional debt, operating leases, issuance of capital stock, issuance of guarantees, liens, investments, disposition of assets, dividends, certain payments, mergers, change of business, transactions with affiliates, prepayments of debt, repurchases of stock and redemptions of certain other indebtedness and other matters customarily restricted in such agreements.  As of December 31, 2009, we were in compliance with the covenant requirements of the DIP Credit Facility.

The Amended and Restated DIP Credit Agreement contains events of default triggered upon, among others things, payment defaults, breaches of representations and warranties, and covenant defaults.

We have standby letters of credit and guarantees with various financial institutions the majority of which were issued under the 2007 Credit Facility.  Any additional drawings of letter of credits issued under the 2007 Credit Facility will be classified as liabilities subject to compromise in the Consolidated Balance Sheet.  At December 31, 2009, we had $52 million of outstanding letters of credit and guarantees primarily related to liabilities for environmental remediation, vendor deposits, insurance obligations and European value added tax obligations.  The outstanding letters of credit include $33 million issued under the 2007 Credit Facility that are pre-petition liabilities and $19 million issued under the DIP Credit Facility letter of credit sub-facility.  We also had $17 million of third party guarantees at December 31, 2009 for which we have reserved $2 million at December 31, 2009, which represents the probability weighted fair value of these guarantees.

RESULTS OF OPERATIONS

(In millions, except per share data)	2009	2008	2007
Net Sales
Consumer Performance Products	$457	$516	$567
Industrial Performance Products	999	1,465	1,513
Crop Protection Engineered Products	332	394	352
Industrial Engineered Products	753	1,171	1,315
Net Sales	$2,541	$3,546	$3,747

Operating Profit (Loss)
Consumer Performance Products	$63	$50	$62
Industrial Performance Products	91	105	140
Crop Protection Engineered Products	42	78	58
Industrial Engineered Products	(11)	17	36
Segment Operating Profit	185	250	296

General corporate expense including amortization	(95)	(98)	(92)
Change in useful life of property, plant and equipment	—	(32)	(40)
Facility closures, severance and related costs	(3)	(26)	(36)
Antitrust costs	(10)	(12)	(35)
Loss on sale of businesses	—	(25)	(15)
Impairment of long-lived assets	(104)	(986)	(19)
Changes in estimates related to expected allowable claims	(73)	—	—
Total Operating (Loss) Profit	(100)	(929)	59

Interest expense	(70)	(78)	(87)
Other (expense) income, net	(17)	9	(5)
Reorganization items, net	(97)	—	—

Loss from continuing operations before income taxes	(284)	(998)	(33)
Income tax (provision) benefit	(5)	27	(4)

Loss from continuing operations	(289)	(971)	(37)
Earnings from discontinued operations, net of tax	—	—	18
(Loss) gain on sale of discontinued operations, net of tax	(3)	—	24
Net (loss) earnings	(292)	(971)	5
Less: net earnings attributable to non-controlling interests	(1)	(2)	(8)
Net loss attributable to Chemtura Corporation	$(293)	$(973)	$(3)

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED - ATTRIBUTABLE TO CHEMTURA CORPORATION:
Loss from continuing operations	$(1.19)	$(4.01)	$(0.18)
Earnings from discontinued operations	—	—	0.07
(Loss) gain on sale of discontinued operations	(0.01)	—	0.10
Net loss attributable to Chemtura Corporation	$(1.20)	$(4.01)	$(0.01)

2009 COMPARED TO 2008

Overview

Consolidated net sales of $2.5 billion for 2009 were $1 billion lower than the prior year.  The decrease in net sales was attributable to reduced sales volumes of $912 million primarily due to the global economic slow down and its impact on the industries we supply, unfavorable currency translation of $46 million, the impact of the divestiture of the oleochemicals business in the Industrial Engineered Products segment of $31 million and reduced selling prices of $16 million.  The reduction in volume impacted all segments, particularly the Industrial Performance Products and the Industrial Engineered Products segments.  All segments experienced a reduction in selling prices, except for the Consumer Performance Products segment.  Selling price increases that occurred in 2008 within the Consumer Performance Products segment were in response to increases in the costs of raw materials.

Gross profit decreased by $142 million to $594 million for 2009 as compared with 2008.  The decrease in gross profit was primarily driven by a $256 million reduction in sales volume and unfavorable product mix, $28 million from unfavorable manufacturing costs (largely due to lower plant utilization), $16 million from lower selling prices, $9 million in unfavorable foreign currency translation, a $5 million benefit in 2008 from insurance proceeds and other decreases in costs of $1 million.  These impacts were partially offset by a $142 million decrease in raw material and energy costs, $22 million in lower distribution costs, a $7 million charge in 2008 for an assumed lease and a $2 million reduction in accelerated asset retirement obligations.  Gross profit as a percentage of sales increased to 23% in 2009 from 21% in 2008 mainly due to lower direct product costs.

Selling, general and administrative (“SG&A”) expense of $293 million for 2009 was $39 million lower than in 2008.  The decrease in SG&A reflected the favorable benefit of our restructuring programs and tight control of discretionary spending.  Favorable foreign currency translation contributed $7 million to the reduction, which was offset by the benefit of a $4 million pension plan curtailment gain in 2008.

Depreciation and amortization expense of $173 million for 2009 was $64 million lower than in 2008.  This decrease is primarily due to accelerated depreciation taken in 2008 related to the divested oleochemicals business and our legacy enterprise resource planning (“ERP”) systems.

Research and development (“R&D”) expense of $38 million for 2009 was $13 million lower than in 2008 as a result of cost reduction initiatives.

Facility closure, severance and related costs of $3 million in 2009 and $26 million in 2008 were primarily due to our restructuring program announced in December 2008 which involved a worldwide reduction in our professional and administrative staff of approximately 500 people.

We incurred antitrust costs of $10 million in 2009, which primarily represented a judgment in litigation related to certain rubber chemical claimants and legal costs associated with antitrust investigations and civil lawsuits.  Antitrust costs of $12 million in 2008 were primarily related to settlement offers made to certain rubber chemical claimants and legal costs associated with antitrust investigations and civil lawsuits.

Loss on sale of business of $25 million in 2008 was primarily related to the sale of the oleochemicals business.

We recorded a charge of $104 million in 2009 for the impairment of long-lived assets.  The 2009 charge included the impairment of goodwill of $37 million for the Consumer Performance Products segment, and the impairment of property, plant and equipment and intangibles assets of $53 million and $14 million, respectively, for the polyvinyl chloride (“PVC”) additives business, a component of the Industrial Engineered Products segments.  The impairment charges were principally the result of underperformance of the reporting units in these segments contributed by weaker industry demand due to the global economic recession.  These factors resulted in reduced expectations for future cash flows and lower estimated fair values for the respective assets.

We recorded a charge of $986 million in 2008 for the impairment of long-lived assets.  The 2008 charge included the impairment of goodwill of $540 million for the Consumer Performance Products segment, $82 million for the Industrial Performance Products segment and $363 million for the Industrial Engineered Products segment.  The impairment charges were primarily the result of updated long-term financial projections and the deteriorating financial performance in the fourth quarter of 2008, coupled with adverse equity market conditions.

We incurred charges of $73 million for changes in estimates related to expected allowable claims.  These charges represent adjustments to liabilities subject to compromise (primarily legal and environmental reserves) as a result of the proofs of claim evaluation process.

We incurred an operating loss of $100 million for 2009 compared with an operating loss of $929 million for 2008.  The decrease in the operating loss of $829 million reflected the $882 million decrease in impairment of long-lived assets, primarily due to the goodwill impairment in 2008; a $64 million decrease in depreciation and amortization expense, primarily due to accelerated depreciation taken in 2008; a $52 million decrease in SG&A and R&D (“SGA&R”) expenses due to the benefits of our restructuring and other cost reduction initiatives; a $25 million loss on the sale of the oleochemicals business in 2008; a $23 million decrease in facility closures, severance and related costs; and a $2 million decrease in antitrust costs.  These favorable impacts were partially offset by a $142 million decrease in gross profit discussed above, a $73 million charge in 2009 for changes in estimates related to expected allowable claims and $4 million in lower equity income.

Loss from continuing operations attributable to Chemtura for 2009 was $290 million, or $1.19 per diluted share, as compared with a loss of $973 million, or $4.01 per diluted share in 2008.

Consumer Performance Products

Net sales for the Consumer Performance Products segment decreased by $59 million to $457 million in 2009 compared with $516 million in 2008.  Operating profit increased $13 million in 2009 to $63 million compared with $50 million in 2008.

The $59 million decrease in net sales was driven by reduced sales volume of $89 million and the impact of unfavorable foreign currency translation of $8 million, partially offset by $38 million in price increases in response to significant raw material cost increases experienced in 2008.  The lower net sales volume in 2009 was the result of unseasonably cold and wet weather conditions in the North American market which negatively impacted the pool and spa business, the exit from our pool and spa distribution business in mid-2008 and supply disruptions due to constrained liquidity early in the 2009 season which negatively impacted sales in our home cleaning business.

Operating profit increased by $13 million due to higher selling prices of $38 million, and the benefit of cost reductions, including $9 million in lower raw material and energy costs, a $7 million reduction in distribution costs and a $20 million decrease in SGA&R and other costs.  As part of our reorganization initiatives, in the U.S., this segment transitioned to third party providers to reduce its distribution costs and improve customer service.  In September 2009, the U.S. operations also transitioned to a single instance of SAP and retired the legacy ERP system.  These cost reduction benefits were partially offset by a $46 million reduction in sales volume and unfavorable product mix combined with an $11 million increase in manufacturing costs, a $3 million increase in accelerated depreciation expense and a $1 million impact from unfavorable foreign currency translation.

Industrial Performance Products

Net sales in the Industrial Performance Products segment decreased by $466 million to $999 million in 2009 compared with $1,465 million in 2008.  Operating profit decreased $14 million in 2009 to $91 million compared with $105 million in 2008.

The $466 million decrease in net sales resulted from reduced sales volume of $414 million, $36 million in lower selling prices and $16 million in unfavorable foreign currency translation.  All product lines experienced reduced sales volumes year-over-year due to the global economic recession, although demand improved during the second half of 2009.  The lower sales prices in 2009 reflect corresponding reductions in raw material costs.

This segment’s product lines that are mostly exposed to cyclical industrial and consumer durable markets felt the brunt of the global economic recession.  Antioxidant products used in poly-olefins such as poly-propylene saw dramatic declines in volume starting in the latter part of the fourth quarter of 2008 and through much of the first half of 2009.  Castable urethane products used by small to mid-size manufacturers of industrial components and in the electronics and mining industries also saw significant declines in demand.  However, the sale of petroleum additives used in transportation lubricants and fuels proved more robust, recovering to near normal levels after some industry destocking at the start of the global economic recession.  Industrial demand started to show modest recovery by summer and continued to expand in the second half of 2009, but is still significantly lower than it was before the global economic recession.

Operating profit decreased by $14 million due to a $106 million reduction in sales volume and unfavorable product mix, a $36 million decrease in selling prices, a $1 million increase in accelerated depreciation of property, plant and equipment and a $1 million decrease in equity income.  These unfavorable drivers were partially offset by an $84 million decrease in raw material and energy costs, a $16 million decrease in SGA&R, an $11 million decrease in manufacturing costs, an $8 million decrease in distribution costs, a $2 million decrease in accelerated recognition of asset retirement obligations, a $2 million benefit from favorable foreign currency translation and a $7 million decrease in other costs.  This segment acted quickly at the outset of the global economic recession, to manage its production capacity and make fixed costs variable, mitigating some of the impact of the declines in demand.  However, it preserved spending on critical new product development programs to enable it to continue to build a platform for future growth.

Crop Protection Engineered Products

Net sales for the Crop Protection Engineered Products segment decreased by $62 million to $332 million in 2009 compared with $394 million in 2008.  Operating profit decreased $36 million to $42 million in 2009 compared with $78 million in 2008.

The decrease in net sales of $62 million reflected $47 million in lower sales volume and $15 million in unfavorable foreign currency translation.  2009 proved to be a difficult and challenging year for the global agricultural industry.  Crop prices declined reducing grower profitability and constraints in the global credit markets limited the capacity of growers to finance their crops.  In addition, there was a product cancellation in the European market.  As a result, global demand from growers declined and dealers and distributors reduced inventory, particularly in emerging markets.  This segment saw the greatest weakness in eastern European markets, although demand was soft in all markets.  The Latin American market experienced a slow start to the growing season, but demand from Brazil strengthened in the middle of the southern hemisphere’s summer.

Operating profit decreased by $36 million primarily due to $24 million of lower volume and unfavorable product mix, $11 million in higher manufacturing costs, $3 million due to higher raw material costs, $3 million in unfavorable foreign currency translation and $1 million of increased distribution costs, which were partly offset by $6 million of SGA&R and other cost reductions.  Demand has been affected by lower agricultural commodity prices and the impact of the reduced availability of credit to growers.  Manufacturing costs increased primarily due to lower production levels, driven in part by the product cancellation in the European market.

Industrial Engineered Products

Net sales in the Industrial Engineered Products segment decreased by $418 million to $753 million in 2009 compared with $1,171 million in 2008.  The operating loss of $11 million in 2009 reflected a deterioration of $28 million compared with a $17 million operating profit in 2008.

The decrease in net sales of $418 million reflected a decline in sales volume of $364 million, a $31 million reduction in sales volume due to the divestiture of the oleochemicals business in February 2008, a $17 million reduction in selling prices which reflect corresponding reductions in raw material costs and $6 million in unfavorable foreign currency translation.

As our most cyclically exposed segment, Industrial Engineered Products experienced the greatest impact from the global economic recession.  The primary industries served by this segment are electronics, building and construction, automotive and consumer durables.  All industries experienced very sharp declines in demand in the latter part of the fourth quarter of 2008 which continued through the spring of 2009.  By summer, electronics demand started to recover benefiting the segment’s flame retardant product line.  This recovery continued throughout the balance of the year.  While demand from other industries stabilized by the summer, recovery has been very slow.  The building and construction industry, which is the primary industry for the segment’s PVC additives products and utilizes flame retardant products, remained weak.  The organometallics product line with more specialized application experienced a smaller impact from the global recession and continued to develop new applications for its products.

The deterioration in operating profit of $28 million in 2009 reflected an $80 million reduction due to lower volume and unfavorable product mix, $18 million in unfavorable manufacturing costs (primarily due to lower plant utilization), $17 million in decreased selling prices, a $3 million decrease in equity income and $1 million in unfavorable foreign currency translation.  This segment also acted quickly at the outset of the global economic recession, to manage its production capacity and reduce fixed manufacturing costs, mitigating some of the impact of the declines in demand.  However, it preserved spending on critical new product development programs to enable it to continue to build a platform for future growth. These decreases in operating profit were partially offset by a $53 million decrease in raw material and energy costs, a $14 million reduction in accelerated depreciation of certain assets, an $11 million benefit from lower SGA&R, an $8 million reduction in distribution costs and $5 million of other cost reductions.

General Corporate

General corporate expense includes costs and expenses that are of a general nature or managed on a corporate basis.  These costs primarily represent corporate administration services net of costs allocated to the business segments, costs related to corporate headquarters, management compensation plan expenses related to executives and corporate managers and worldwide amortization expense.  Functional costs are allocated between the business segments and general corporate expense.

General corporate expense was $95 million for 2009, which included $39 million of amortization expense related to intangibles, compared with $98 million for 2008, which included $45 million of amortization expense.

The decrease in general corporate expense of $3 million was primarily driven by a $9 million reduction in depreciation and amortization expense (amortization expense in 2008 included a $4 million charge related to the acceleration of amortization of the intangible value of our discontinued Sun® brand product line) and a $7 million charge in the first quarter of 2008 related to an assumed lease.  These decreases were partially offset by a $5 million benefit in 2008 related to the recovery of insurance proceeds; $4 million in higher pension and other post-retirement benefit plan costs; and a $4 million pension plan curtailment gain in 2008.

Corporate accelerated deprecation of property, plant and equipment included a charge of $32 million in 2008 primarily related to our project to upgrade our legacy ERP systems to a single instance of SAP.

Other Expenses

Interest expense of $70 million in 2009 was $8 million lower than 2008.  Lower interest expense from not recording contractual interest expense on unsecured debt as a result of the Chapter 11 filing was partially offset by an increase due to borrowings under the DIP Credit Facility at higher interest rates than our pre-petition debt.

Other expense, net was $17 million in 2009 compared with other income, net of $9 million in 2008.  The increase in expense is primarily due to losses from unfavorable foreign exchange impacts of $48 million, primarily resulting from our inability to purchase foreign currency forward contracts under the terms of our DIP Credit Facility, partially offset by lower fees of $14 million associated with the termination of our accounts receivable financing facilities and fees of $6 million in 2008 associated with the 2007 Credit Facility amendment and waiver.

Reorganization items, net of $97 million represented items realized or incurred by us related to our reorganization under Chapter 11.  Reorganization items, net during 2009 included professional fees directly associated with the reorganization; the write-off of debt discounts, premiums and debt issuance costs; the write-off of deferred financing expenses related to the termination of the 2009 U.S. Facility; rejections or terminations of executory contracts and real property leases; gains on the settlement of claims; and reorganization initiatives for which Bankruptcy Court approval had been obtained.

Income Taxes

Our income tax expense in 2009 was $5 million compared with a benefit of $27 million in 2008.  The 2009 income tax expense included an increase to our valuation allowance and the impact of a decrease in the liability for an unrecognized tax benefit of $9 million as a result of the expiration of the statute of limitation, bankruptcy claims adjustments and favorable audit settlements or payments related to the prior years.  We provided a full valuation allowance against the tax benefit associated with our U.S. net operating loss.  The 2008 income tax benefit included the impact of a goodwill impairment charge and the increase of a valuation allowance against our deferred tax assets.

Discontinued Operations

The loss on sale of discontinued operations in 2009 was $3 million (net of $1 million of tax), which represented an adjustment for a loss contingency related with the sale of the OrganoSilicones business in July 2003.

2008 COMPARED TO 2007

Overview

Consolidated net sales of $3.5 billion for 2008 were $201 million lower than in 2007.  Net sales decreased by $227 million due to lower volume and $205 million due to business divestitures (oleochemicals and organic peroxides businesses and the Celogen®, Diamond, and Terraclor product lines), which were partially offset by $159 million in increased selling prices, $52 million in favorable foreign currency translation and $20 million from the Kaufman Holdings Corporation (“Kaufman”) acquisition in the first quarter of 2007.

Gross profit decreased by $128 million to $736 million for 2008 as compared with 2007.  Gross profit as a percentage of sales declined to 21% in 2008 from 23% in 2007.  The decrease in gross profit reflected a $205 million impact from increased raw material and energy costs, $41 million in lower volume, $30 million in unfavorable manufacturing costs and $11 million in other cost increases.  These unfavorable factors were partially offset by $159 million in higher selling prices.  Unfavorable manufacturing costs were primarily driven by temporary plant closures during the fourth quarter of 2008.

SG&A expense of $332 million for 2008 was $40 million lower than in 2007.  This decrease is primarily due to the impact of our restructuring program that was announced in June 2007 and other cost reduction initiatives.

Depreciation and amortization expense of $237 million for 2008 was $32 million lower than in 2007.  This decrease is primarily due to a net reduction in accelerated depreciation of property, plant and equipment of $23 million.  In 2007, accelerated depreciation was related to the closure of certain antioxidant manufacturing facilities in Europe and in 2008 it was principally related to the oleochemicals business which was sold in the first quarter of 2008.

R&D expense of $51 million for 2008 was $11 million lower than in 2007 as a result of cost reduction initiatives.

Facility closure, severance and related costs for 2008 were $26 million, which was due primarily to our restructuring program announced in December 2008.  The 2007 costs of $36 million were primarily severance costs related to our 2007 cost savings initiatives.

We incurred antitrust costs of $12 million in 2008 compared with $35 million in 2007.  Antitrust costs for 2008 were primarily related to settlement offers made to certain rubber chemical claimants and legal costs associated with antitrust investigations and civil lawsuits.  Antitrust costs for the same period in 2007 primarily represented settlement offers made to certain urethane and rubber chemicals claimants, indirect case claimants, securities class action plaintiffs and legal costs associated with the antitrust investigations and civil lawsuits.

Loss on sale of business of $25 million in 2008 was primarily related to the sale of the oleochemicals business.  The loss on sale of business of $15 million in 2007 was primarily related to the sale of the Celogen® product line.

The impairment of long-lived assets of $986 million in 2008 was primarily related to reducing the carrying value of goodwill in our Consumer Performance Products, Industrial Performance Products and Industrial Engineered Products segments.  The impairment of long-lived assets was $19 million in 2007.  Included in this charge was $9 million related to our Ravenna, Italy facility, $4 million related to facilities affected by the 2007 restructuring programs, $3 million related to the sale of the Marshall, Texas facility and $3 million related to our legacy ERP systems.

We incurred an operating loss of $929 million for 2008 compared with an operating profit of $59 million for 2007.  The decrease in operating profit reflected a $967 million increase in impairment of long-lived assets (2008 included a $985 million impairment of goodwill associated with the Consumer Performance Products, Industrial Performance Products and Industrial Engineered Products segments), a $128 million decrease in gross profit discussed above and a $10 million increase in loss on sale of business.  These unfavorable impacts were partially offset by a $51 million decrease in SGA&R expenses due to savings from the 2007 restructuring program and cost-reduction initiatives, a $32 million decrease in depreciation and amortization, a $23 million decrease in antitrust costs, a $10 million decrease in facility closures, severance and related costs and $1 million in higher equity income.

Loss from continuing operations attributable to Chemtura Corporation for 2008 was $973 million, or $4.01 per diluted share, as compared to a loss of $45 million, or $0.18 per diluted share, for 2007.

Consumer Performance Products

The Consumer Performance Products segment reported net sales of $516 million for 2008, compared with $567 million for 2007.  Operating profit was $50 million for 2008, which reflected a decrease of $12 million compared with $62 million in 2007.

The net sales decrease of $51 million was due to a $72 million decrease in sales volume, partially offset by improvements in selling prices of $14 million and favorable foreign currency translation of $7 million.  The loss in volume during 2008 is attributable to lower volume of distributor sales, following the decision to terminate sales through this channel, lower dealer and international sales due to a combination of poor weather conditions and constrained consumer spending, partially offset by higher sales in the mass market channel.

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

Industrial Performance Products

Net sales in the Industrial Performance Products segment of $1.5 billion for 2008 decreased by $48 million as compared with 2007.  Operating profit decreased $35 million to $105 million compared with $140 million in 2007.

The net sales decrease of $48 million was due to a $112 million decrease in volume and a $52 million decrease related to divestitures partially offset by an $80 million benefit from higher selling prices, $20 million from the first quarter 2007 acquisition of Kaufman, and a $16 million benefit related to favorable foreign currency translation.

The reduction in operating profit reflected raw material cost increases of $89 million, a $20 million impact from lower volume, increased manufacturing costs of $9 million and higher distribution costs of $6 million. These unfavorable factors were partially offset by $80 million from higher selling prices, a $5 million reduction in corporate charges, and a $4 million increase due to the Kaufman acquisition.

Crop Protection Engineered Products

Net sales for the Crop Protection Engineered Products segment were $394 million for 2008, an increase of $42 million over 2007.  Operating profit of $78 million increased by $20 million compared with $58 million in 2007.

The increase in net sales reflected an increase of $44 million from organic volume growth primarily due to increased demand for products across Europe and an $8 million benefit from foreign currency translation, offset by $3 million in reduced selling prices and $7 million due to the sale of certain product lines.

The increase in operating profit was primarily driven by $19 million in higher volume and favorable product mix, $4 million from lower manufacturing costs, $3 million from reduced R&D project spending, $3 million from reduced corporate charges, $2 million due to favorable foreign currency translation, a $1 million reduction in provision for doubtful accounts and a net reduction of $4 million from other cost savings programs.  These favorable factors were partly offset by the product line divestitures that reduced operating profit by $6 million, increased raw materials costs of $4 million, distribution cost increases of $3 million, and a $3 million decrease in selling prices.

Industrial Engineered Products

Net sales for the Industrial Engineered Products segment of $1.2 billion in 2008 decreased by $144 million compared with 2007.  Operating profit of $17 million for 2008 decreased $19 million compared with $36 million for 2007.

The decrease in net sales reflected a $145 million reduction resulting from the divestiture of the oleochemicals business and the organic peroxides product line, and a decrease in volume of $86 million related primarily to the flame retardants and PVC additives product lines.  These reductions were partially offset by a $67 million increase due to improvements in selling prices primarily to recover higher raw material and energy costs, and $20 million of favorable foreign currency translation.

Operating profit reflected the impact of $102 million in raw material and energy cost increases, $19 million of increased manufacturing costs, $6 million related to divestitures and $4 million from lower volume and unfavorable product mix.  These decreases in operating profit were partially offset by $67 million from increased selling prices, a $16 million reduction in accelerated depreciation of certain assets, $7 million reduction in corporate charges, $7 million from lower SG&A expenditures, $7 million of favorable currency translation, $4 million from lower distribution costs, $3 million in reduced R&D spending and a $1 million increase in equity income.

General Corporate

General corporate expense was $98 million for 2008, which included $45 million of amortization expense related to intangibles, compared with $92 million for 2007, which included $40 million of amortization expense.

Amortization expense in 2008 included a $4 million charge related to the acceleration of amortization of the intangible value of our discontinued Sun® brand product line.  The remaining increase in corporate expense of $2 million was primarily due to a $7 million charge relating to an assumed lease, a $4 million benefit in 2007 from the sale of an office lease and a $1 million pension settlement in Canada.  These increases were offset by a $5 million curtailment gain due to the decision to eliminate future earnings benefits of participants in certain international pension plans and a $5 million benefit related to the recovery of insurance proceeds.

Corporate accelerated deprecation of property, plant and equipment included a charge of $32 million in 2008 and $40 million in 2007 primarily related to our project to upgrade our legacy ERP systems to a single instance of SAP and our restructuring programs.

Other Expenses

Interest expense of $78 million for 2008 was $9 million lower than in 2007.  The decrease was primarily due to lower average borrowings.

Other income, net was $9 million in 2008 compared with $5 million of expense in 2007.  The $14 million increase in income reflected an increase in favorable foreign currency gains of $14 million, lower costs associated with the accounts receivable facilities of $5 million and an increase in interest income of $1 million, partially offset by $6 million of fees and expenses associated with the 2007 Credit Facility amendment and waiver in December 2008.

Income Taxes

Our income tax benefit from continuing operations was $27 million in 2008 compared with tax expense of $4 million in 2007, an increase in tax benefit of $31 million.  This change is principally due to the mix of domestic versus foreign earnings, a book based goodwill impairment charge and the increase of a valuation allowance against our deferred tax assets.

Discontinued Operations

Gain on sale of discontinued operations in 2007 was $24 million (net of $13 million of tax).  The gain included $23 million related to the sale of the EPDM business and $2 million related to the final contingent earn-out proceeds related to the sale of the OrganoSilicones business, partially offset by a loss of $1 million from the sale of the optical monomers business.

Earnings from discontinued operations in 2007 was $18 million (net of $9 million of tax), which reflected the operations of the EPDM, fluorine and optical monomers businesses that were subsequently sold.

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the amounts and disclosures reported in the Consolidated Financial Statements and accompanying notes.  Accounting estimates and assumptions described in this section are those we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.  For all of these estimates, we note that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.  Actual results could differ from such estimates.  The following paragraphs summarize our critical accounting estimates.  Significant accounting policies used in the preparation of our Consolidated Financial Statements are discussed in the Notes to Consolidated Financial Statements.

Liabilities Subject to Compromise

Our Consolidated Financial Statements include, as liabilities subject to compromise, certain pre-petition liabilities generally subject to an automatic bankruptcy stay that were recorded in our Consolidated Balance Sheets at the time of our Chapter 11 filings with the exception of those items approved by the Bankruptcy Court to be settled.  In addition, we also reflected as liabilities subject to compromise estimates of expected allowed claims relating to liabilities for rejected and repudiated executory contracts and real property leases, environmental, litigation, accounts payable and accrued liabilities, debt and other liabilities.  These expected allowed claims require us to estimate the likely claim amount that will be allowed by the Bankruptcy Court prior to the Bankruptcy Court’s ruling on the individual claims.  These estimates are based on reviews of claimants’ supporting material, obligations to mitigate such claims, and assessments by us and third-party advisors.  We expect that our estimates, although based on the best available information, will change due to actions of the Bankruptcy Court, better information becoming available, negotiations, rejection or repudiation of executory contracts and real property leases, and the determination as to the value of any collateral securing claims, proofs of claim or other events.  See Note 21 — Legal Proceedings and Contingencies in the Notes to the Consolidated Financial Statements for further discussion of the Company’s Chapter 11 claims assessment.

Carrying Value of Goodwill and Long-Lived Assets

We have elected to perform our annual goodwill impairment procedures for all of our reporting units in accordance with Accounting Standards Codification (“ASC”) Subtopic 350-20, Intangibles — Goodwill and Other - Goodwill (“ASC 350-20”) as of July 31, or sooner, if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

Our cash flow projections, used to estimate the fair value of our reporting units, are based on subjective estimates.  Although we believe that our projections reflect our best estimates of the future performance of our reporting units, changes in estimated revenues or operating margins could have an impact on the estimated fair values.  Any increases in estimated reporting unit cash flows would have had no impact on the carrying value of that reporting unit.  However, a decrease in future estimated reporting unit cash flows could require us to determine whether recognition of a goodwill impairment charge was required.  The assessment is required to be performed in two steps: step one to test for a potential impairment of goodwill and, if potential impairments are identified, step two to measure the impairment loss through a full fair valuing of the assets and liabilities of the reporting unit utilizing the acquisition method of accounting.

We also perform corroborating analysis of our fair value estimates utilized for our step 1 tests at each annual and interim testing date.  Prior to 2009, this corroborating analysis included reconciling the sum of the reporting unit fair values to our market capitalization value.  This corroborating analysis supported the conclusion that the reduction in certain reporting unit fair values for each subsequent test in 2008 was correlated to our declining stock price during the second half of 2008.  The implied control premiums resulting from this corroborating analysis revealed a range of 25% to 35% which was deemed reasonable for our industry.

During the quarter ended March 31, 2009, there was continued weakness in the global financial markets, resulting in additional decreases in the valuation of public companies and restricted availability of capital.  Additionally, our stock price continued to decline due to the constrained liquidity, deteriorating financial performance and the Debtors filing of a petition for relief under Chapter 11 of the United States Bankruptcy Code.  These events were of sufficient magnitude for us to conclude that it was appropriate to perform a goodwill impairment review as of March 31, 2009.  We used our own estimates of the effects of the macroeconomic changes on the markets we serve to develop an updated view of our projections.  Those updated projections were used to compute updated estimated fair values of our reporting units.  Based on these estimated fair values used to test goodwill for impairment in accordance with ASC 350-20, we concluded that no impairment existed in any of our reporting units at March 31, 2009.

The financial performance of certain reporting units was negatively impacted versus expectations due to the cold and wet weather conditions during the first half of 2009.  Based on this fact along with the macro economic factors described above, we concluded that it was appropriate to perform a goodwill impairment review as of June 30, 2009.  We used the updated projections in our long-range plan to compute estimated fair values of our reporting units.  These projections indicated that the estimated fair value of the Consumer Performance Products reporting unit was less than its carrying value.  Based on our preliminary analysis, an estimated goodwill impairment charge of $37 million was recorded for this reporting unit in the second quarter of 2009 (representing the remaining goodwill in this reporting unit).  We finalized our analysis of the goodwill impairment charge in the third quarter of 2009 and no change to the estimated charge was required.

We did not perform corroborating analysis of estimated fair values by using market capitalization for the March 31, 2009 and June 30, 2009 interim impairment test.  Our stock price had declined significantly as of March 31, 2009 as a result of the bankruptcy filing and its potential impact on equity holders who lack priority in our capital structure.  A reconciliation to a market capitalization based upon such a share price was not deemed to be appropriate since this was not a representative fair value of the reporting units in accordance with ASC 350-20 and ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) (fair value assumes an exchange in an orderly transaction (not a forced liquidation or distress sale)).

We did perform alternative corroborating analysis procedures of our reporting unit fair value estimates at March 31, 2009 and June 30, 2009.  This analysis included comparing reporting unit revenue and EBITDA multiples of enterprise value to comparable companies in the same industry.  Beyond comparisons of revenue and EBITDA multiples, we also compared fair value estimates to the written expressions of value received from third parties for certain reporting units during our asset sale processes that were conducted in the fourth quarter of 2008 and the first quarter of 2009.  All aspects of the various corroborating analyses performed as of March 31, 2009 and June 30, 2009 confirmed that the fair value estimates for the respective reporting units were reasonable.

We concluded that no additional goodwill impairment existed in any of our reporting units based on the annual review as of July 31, 2009.

For the quarters ended September 30, 2009 and December 31, 2009, our consolidated performance was in line with expectations while the performance of our Crop Protection Engineered Products reporting unit was below expectations.  However, the longer-term forecasts for this reporting unit are still sufficient to support the level of goodwill.  As such, we concluded that no circumstances exist that would more likely than not reduce the fair value of any of our reporting units below their carrying amount and an interim impairment test was not considered necessary as of September 30, 2009 and December 31, 2009.

We continually monitor and evaluate business and competitive conditions that affect our operations and reflects the impact of these factors in our financial projections.  If permanent or sustained changes in business, competitive conditions or stock price occur, they can lead to revised projections that could potentially give rise to impairment charges.

We evaluate the recoverability of the carrying value of our long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  We realize that events and changes in circumstances can be more frequent in the course of a U.S. bankruptcy process.  Under such circumstances, we assess whether the projected undiscounted cash flows of our businesses are sufficient to recover the existing unamortized carrying value of our long-lived assets. If the undiscounted projected cash flows are not sufficient, we calculate the impairment amount by several methodologies, including discounting the projected cash flows using our weighted average cost of capital and valuation estimates from third parties.  The amount of the impairment is written-off against earnings in the period in which the impairment has been determined.

Environmental Matters

We are involved in claims, litigation, administrative proceedings and investigations of various types in a number of jurisdictions.  A number of such matters involve claims for a material amount of damages and relate to or allege environmental liabilities, including clean-up costs associated with hazardous waste disposal sites, natural resource damages, property damage and personal injury.  The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), and comparable state statutes, impose strict liability upon various classes of persons with respect to the costs associated with the investigation and remediation of waste disposal sites.  Such persons are typically referred to as “Potentially Responsible Parties” or PRPs.  We have been identified by federal, state or local governmental agencies, or by other PRPs, as a PRP at various locations in the United States.  In addition, we are involved with environmental remediation and compliance activities at some of our current and former sites in the United States and abroad.

Each quarter, we evaluate and review estimates for future remediation, operation and management costs directly related to remediation, to determine appropriate environmental reserve amounts. For each site where the cost of remediation is probable and reasonably estimable, we determine the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by us and the anticipated time frame over which payments toward the remediation plan will occur. At sites where we expect to incur ongoing operation and maintenance expenditures, we accrue on an undiscounted basis for a period of generally 10 years, those costs which are probable and reasonably estimable.  Where settlement offers have been extended to resolve an environmental liability as part of the Chapter 11 cases, the amounts of those offers have been accrued and are reflected in the Consolidated Balance Sheet as liabilities subject to compromise.

As of December 31, 2009, our reserve for environmental remediation activities totaled $122 million of which $42 million was included in liabilities subject to compromise on the Consolidated Balance Sheets.  We estimate that environmental liabilities could range up to $164 million at December 31, 2009.  Our reserves include estimates for determinable clean-up costs.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable.

In addition, it is possible that our estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted and as negotiations with respect to certain sites continue or as certain liabilities relating to such sites are resolved as part of the Chapter 11 cases.

We intend to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters.  The resolution of the environmental matters now pending or hereafter asserted against us could require us to pay remedial costs or damages, which are not currently determinable, that could exceed our present estimates, and as a result could have, either individually or in the aggregate, a material adverse effect on our financial condition, results of operations or cash flows.

Pension and Other Post-Retirement Benefits Expense

Our calculation of pension and other post-retirement benefits expense is dependent on a number of assumptions. These assumptions include discount rates, health care cost trend rates, expected long-term rates of return on plan assets, mortality rates, expected salary and wage increases, and other relevant factors.  Components of pension and other post-retirement benefits expense include interest and service cost on the pension and other post-retirement benefit plans, expected return on plan assets and amortization of certain unrecognized costs and obligations.  Actual results that differ from the assumptions utilized are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods.  While we believe that the assumptions used are appropriate, differences in actual experience or significant changes in assumptions would affect our pension and other post-retirement benefits costs and obligations.

The Debtors voluntarily filed for Chapter 11 on March 18, 2009.  However, we intend to continue to make minimum required funding requirements to the domestic qualified pension plans in the future.  We have suspended payments under the domestic non-qualified pension arrangements, and the Bankruptcy Court has approved our motion to modify and/or terminate certain domestic post-retirement medical benefits.  We have not finalized any modifications and/or terminations to those plans and therefore any impact from these potential modifications and/or terminations have not been reflected in the financial condition for these plans, nor in any of the estimates presented in this discussion.  Prior to the bankruptcy filing, we implemented caps on the level of domestic post-retirement benefits for active employees who are expected to retire in the future, and these were accounted for as an amendment with effect from January 1, 2009. None of the international programs were affected by the bankruptcy filing.

Pension Plans

Pension liabilities are measured on a discounted basis and the assumed discount rate is a significant assumption. At each measurement date, the discount rate is based on interest rates for high-quality, long-term corporate debt securities with maturities comparable to our liabilities.  At December 31, 2009, we utilized a discount rate of 5.70% for our domestic qualified pension plan compared to 6.00% at December 31, 2008.  For the international and non-qualified plans, a weighted average discount rate of 5.55% was used at December 31, 2009, compared to 5.82% used at December 31, 2008.  As a sensitivity measure, a 25 basis point reduction in the discount rate for all plans would result in approximately a $1 million decrease in pre-tax earnings for 2010.

Domestic discount rates adopted at December 31, 2009 utilized an interest rate yield curve to determine the discount rate pursuant to guidance codified under ASC 715.  The yield curve is comprised of AAA/AA bonds with maturities between zero and thirty years.  We discounted the annual cash flows of our domestic pension plans using this yield curve and developed a single-point discount rate matching the respective plan’s payout structure.

A similar approach is used to determine the appropriate discount rates for the international plans. The actual method used varies from country to country depending on the amount of available information on bond yields to be able to estimate a single-point discount rate to match the respective plan’s benefit disbursements.

Our weighted average estimated rate of compensation increase was 3.74% for applicable domestic and international pension plans combined at December 31, 2009.  As a sensitivity measure, an increase of 25 basis points in the estimated rate of compensation increase would decrease pre-tax earnings for 2010 by an immaterial amount.

The expected return on pension plan assets is based on our investment strategy, historical experience, and expectations for long-term rates of return. We determine the expected rate of return on plan assets for the domestic and international pension plans by applying the expected returns on various asset classes to our target asset allocation.

We utilized a weighted average expected long-term rate of return of 7.75% on all domestic plan assets and a weighted average rate of 7.50% for the international plan assets for the year ended December 31, 2009.  This assumption is a long-term assessment of future expectations and should not be unduly influenced by short-term performance.

Historical returns are evaluated based on an arithmetic average of annual returns derived from recognized passive indices, such as the S&P 500, for the major asset classes. We looked at the arithmetic averages of annual investment returns from passive indices, assuming a portfolio of investments that follow the current target asset allocation for the domestic plans over several business cycles, to obtain an indication of the long-term historical market performance.  The arithmetic average return over the past 20 years was 8.30%, and over the past 30 years it was 11.10%. Both of these values exceeded the 7.75% domestic expected return on assets.

The upturn in global equity markets in 2009 was reflected in the investment performance of our pension plan assets. The actual annualized return on plan assets for the domestic plans for the 12 months ended December 31, 2009 was approximately 9% (net of investment expenses), which was above the expected return on asset assumption for the year. The international plans fared better, earning a weighted average return of approximately 16% (in local currency terms, before allowing for the weakening of the U.S. dollar against major currencies in 2009) and approximately 29% in U.S. dollar terms (resulting in currency gains of approximately $23 million on plan assets). This favorable performance in U.S. dollar terms has to be viewed in the context of currency losses of approximately $30 million on benefit obligations for the international pension arrangements.

Our target asset allocation for the domestic pension plans is based on investing 50% of plan assets in equity instruments, 45% of plan assets in fixed income investments and 5% in real estate.  The target allocation was reviewed and changed during 2008, with a view to managing the level and volatility of investment returns.  At December 31, 2009, 53% of the portfolio was invested in equities, 41% in fixed income investments and 6% in real estate and other investments.

We have unrecognized actuarial losses relating to our pension plans which have been included in our Consolidated Balance Sheet but not in our Consolidated Statements of Operations. The extent to which these unrecognized actuarial losses will impact future pre-tax earnings depends on whether the unrecognized actuarial losses are deferred through the asset-smoothing mechanism (the market related value as defined by ASC Topic 715-30, Defined Benefit Plans — Pensions (“ASC 715-30”), or through amortization in pre-tax earnings to the extent that they exceed a 10% amortization corridor, as defined by ASC 715-30, which provides for amortization over the average remaining participant career. The amortization of unrecognized net losses existing as of December 31, 2009 will result in a $7 million decrease to pre-tax earnings for 2010 ($7 million for the qualified domestic plans and an immaterial amount for the international and non-qualified plans). Since future gains and losses beyond 2009 are a result of various factors described herein, it is not possible to predict with certainty to what extent the combination of current and future losses may exceed the 10 percent amortization corridor and thereby be subject to further amortization.  At the end of 2009, unrecognized net losses amounted to $344 million for the qualified domestic plans and $63 million for the international and non-qualified plans.  Of these unrecognized losses, $96 million for the domestic plans and $18 million for the international plans are deferred through the asset smoothing mechanism as required by ASC 715.

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

	Pension Expense By Period
(In millions)	2010	2011	2012	2013	2014

Qualified domestic pension plans	$1	$3	$4	$4	$—
International and non-qualified pension plans	8	8	8	7	6
Total pension plans	$9	$11	$12	$11	$6

The following tables show the impact of a 100 basis point change in the actual return on assets on the pension (income) expense.

	Change in Pension Expense By Period
	2010	2011	2012	2013	2014
Increase (decrease)	100 Basis Point Increase in Investment Returns

Qualified domestic pension plans	$—	$—	$—	$(1)	$(1)
International and non-qualified pension plans	—	(1)	(1)	(1)	(1)
Total pension plans	$—	$(1)	$(1)	$(2)	$(2)

Increase (decrease)	100 Basis Point Decrease in Investment Returns

Qualified domestic pension plans	$—	$—	$—	$1	$1
International and non-qualified pension plans	—	1	1	1	1
Total pension plans	$—	$1	$1	$2	$2

Other Post-Retirement Benefits

We provide post-retirement health and life insurance benefits for current retired and active employees and their beneficiaries and covered dependents for certain domestic and international employee groups.

The discount rates adopted by us for the valuation of the post-retirement health care plans were determined using the same methodology as for the pension plans.  At December 31, 2009, we utilized a weighted average discount rate of 5.40% for domestic post-retirement health care plans, compared to 6.00% at December 31, 2008.  Based on the duration of the liabilities for the international plans, a weighted average rate of 5.8% was used.  As a sensitivity measure, a 25 basis point reduction in the discount rate would result in an immaterial decrease in pre-tax earnings for 2010.

Assumed health care cost trend rates are based on past and current health care cost trends, considering such factors as health care inflation, changes in health care utilization or delivery patterns, technological advances, and the overall health of plan participants.   We use health care trend cost rates starting with an initial level of 7.50% for the domestic arrangements and grading down to an ultimate level of 5.00%. For the international arrangements, the weighted average initial rate is 9.50%, grading down to 5.00%.

The pre-tax post-retirement healthcare expense was $6 million in 2009.  The following table summarizes projected post-retirement benefit expense based upon the various assumptions discussed above.

	Pre-Tax Expense by Period
(In millions)	2010	2011	2012	2013	2014
Domestic and international post-retirement benefit plans	$7	$7	$6	$6	$5

Income Taxes

Income taxes payable reflects our current tax provision and management’s best estimate of the tax liability relating to the outcome of uncertain tax positions.  If the actual outcome of uncertain tax positions differs from our best estimates, an adjustment to income taxes payable could be required, which may result in additional income tax expense or benefit.

We record deferred tax assets and liabilities based on differences between the book and tax basis of assets and liabilities using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized.  We also record deferred tax assets for the expected future tax benefits of net operating losses and income tax credit carryforwards.

Valuation allowances are established when we determine that it is more likely than not that the results of future operations may not generate sufficient taxable income to realize our deferred tax assets during the carryforward period.  We consider the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Thus, changes in future results of operations could result in adjustments to our valuation allowances.

Tax expense for 2009 includes a benefit of $8 million relating to earnings of certain foreign subsidiaries where we have recorded a deferred income tax liability associated with the intent to repatriate those earnings in a subsequent period.  We also have earnings of certain foreign subsidiaries where we consider these earnings to be indefinitely reinvested in our operations.  As such, no U.S. tax cost has been provided on approximately $490 million of earnings at December 31, 2009.  If we change our intent related to these earnings additional tax would be required.

We adopted certain provisions of ASC Topic 740, Income Taxes (“ASC 740”) on January 1, 2007.  ASC 740 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  Under ASC 740, the economic benefit associated with a tax position will only be recognized if it is more likely than not that a tax position ultimately will be sustained.  After this threshold is met, a tax position is reported at the largest amount of benefit that is more likely than not to be ultimately sustained.  ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the implementation of ASC 740, we recognized a $2 million decrease in the liability for unrecognized tax benefits.  The liability for unrecognized tax benefits at adoption was $56 million.  Included in the balance of unrecognized tax benefits at January 1, 2007 was $44 million of tax benefits that, if recognized, would affect the effective tax rate.  Also included in the balance of unrecognized tax benefits at January 1, 2007 was $16 million of tax benefits that, if recognized, would result in a decrease to goodwill recorded in purchase business combinations.  Effective January 1, 2009, all adjustments to unrecognized tax benefits related to these prior business combinations are recorded in the Consolidated Statement of Operations in accordance with ASC Topic 805, Business Combinations (“ASC 805”).

We have a liability for unrecognized tax benefits of $76 million and $85 million at December 31, 2009 and 2008, respectively.

ACCOUNTING DEVELOPMENTS

For information on accounting developments see Note 2 — Basis of Presentation and Summary of Significant Accounting Policies.

OUTLOOK

We view the Chapter 11 process as an opportunity to reshape our Company into a stronger, leaner global enterprise focused on growth.  From an operating standpoint, we are pursuing growth opportunities while making significant progress in enhancing the efficiency and effectiveness of our businesses.  Initiatives in these areas include the following:

•                  Increasing strategic investments to improve efficiency, such as our ERP initiatives that have enabled the activities related to over 90 percent of net sales now to be managed on a single global instance of SAP and offering simplified and standardized business processes;

•                  Focusing on investments in R&D, which is beginning to result in important and innovative new product offerings such as Geobrom™, Weston® 705, and two new flame retardant products being produced today on pilot plant scale;

•                  Improving order processing to enhance responsiveness and delivery to customers;

•                  Transferring certain operations to third-party logistics providers, enabling us to maintain service levels at a more competitive cost;

•                  Growing our global antioxidant business with a planned additional expansion of our capacity at Gulf Stabilizer Industries (“GSI”), our joint venture facility in Al Jubail, Saudi Arabia; and

•                  Advancing towards our joint venture between Al Zamil Group Holding Company and Chemtura Organometallics GmbH, our wholly owned German subsidiary, to build a world-scale metal alkyls manufacturing facility in Jubail Industrial City, Saudi Arabia.

Our key challenges in 2010 will be to implement our business plans and to emerge from Chapter 11.  As part of these actions, we are undertaking a thorough review of our operations and business activities to determine whether to continue in, restructure or exit from those activities.  As a result of our ongoing review process, we have implemented the following initiatives:

•                  On February 23, 2009, we entered into a Share and Asset Purchase Agreement with Artek, whereby Artek agreed to acquire our PVC additives business;

•                  Announced a plan to reorganize and consolidate our operations at our Flame Retardants business facilities in El Dorado, Arkansas.  The restructuring plan is subject to Bankruptcy Court approval and, if such approval is obtained, is expected to be completed by the fourth quarter of 2010.  As a result of the restructuring plan, we expect to record costs of approximately $40 million, primarily in the first half of 2010, consisting of approximately $35 million in accelerated depreciation of property, plant and equipment and approximately $5 million in other facility-related shutdown costs, which include accelerated recognition of asset retirement obligations, decommissioning of wells and pipelines and severance.  We expect cash costs, including capital costs, to be approximately $20 million primarily in 2010.

We are also reviewing approximately 13,000 of our real property leases and executory contracts to determine whether they constitute a strategic fit with our core businesses and, if not, to evaluate whether they should be assumed, rejected or restructured as permitted under the Bankruptcy Code.  While this review is not complete, we have taken actions accordingly, including rejecting various executory contracts and real property leases.

In addition, we are improving our financial health and are currently meeting or exceeding our financial objectives by:

•                  Generating positive cash flow (as previously defined) over the last four quarters and accumulating substantial cash balances by both the Debtors and our international subsidiaries;

•                  Achieving or exceeding performance levels required by the DIP Credit Facility; and

•                  Identifying, and now working closely with, several financial institutions we expect will lead our exit financing.  The support of these institutions will enable us to finance our Plan and emerge as a financially sound, stand-alone global company.

Our operations outside the United States are not part of the Chapter 11 cases.  These operations have demonstrated financial strength and the ability to operate unaffected by the Chapter 11 process.  These operations have virtually no third-party funded debt and have generated substantial cash flow during 2009, which they retain to fund operations and increase liquidity.

As described above, we have met numerous business milestones during the Chapter 11 cases, demonstrating operational credibility and maintaining an aggressive Chapter 11 timetable.  We believe our actions and overall performance have gained the confidence of our customers and suppliers, as well as our creditors and other stakeholders, and that the additional time allotted for the claims reconciliation process will lead to a stronger company, better positioned to deliver superior service and financial results.

Since the beginning of this process, our goal was to develop a consensual Plan with as many of our stakeholders as possible.  We continue to work collaboratively with our official committee of unsecured creditors and other stakeholders in developing a Plan that is expected to include a substantial debt-to-equity conversion.  We believe that this approach offers the quickest overall path to emergence while building a stronger, more focused and nimble global enterprise, best equipped to grow and meet the needs of our customers.

In addition to emerging from Chapter 11, our focus in 2010 will remain on improving our core businesses, rationalizing our manufacturing footprint and “right-sizing” our cost structure, while developing products and applications that generate profitable organic revenue growth.  We continue to work to improve the productivity of our manufacturing plants and the efficiency of our business processes.  As part of those actions, we are increasing our capital spending from $56 million in 2009 to approximately $120 million in 2010 as we implement our business plans.  These actions remain focused on improving the operating profitability of our businesses and increasing net cash provided by operations.

For the longer term, our businesses continue to benefit from a number of secular trends that may provide continued future growth opportunities including:

•                  Consumer demand for increasingly more effective pool and spa sanitation benefits our Consumer Performance Products segment;

•                  The increasing requirements for cleaner emissions from motor vehicles, greater service life for engines and the reduction in “greenhouse gas” emissions benefit our additive and lubricant product lines within our Industrial Performance Products segment;

•                  The demand for higher yields from specialty high value agricultural crops worldwide benefits our Crop Protection Engineered Products segment; and

•                  Consumer demand for improved flame retardancy “Greener is Better” program in household goods supported by increasing regulation in many countries worldwide benefits our broad range of flame retardant products within our Industrial Engineered Products segment;

FUTURE PERFORMANCE INDICATORS

Our historical financial performance may not be indicative of our future financial performance during the pendency of the Chapter 11 cases or beyond based on, among other things:

•                  We do not accrue interest expense on our unsecured pre-petition debt during the pendency of our Chapter 11 cases, except pursuant to orders of the Bankruptcy Court;

•                  We expect to further rationalize our manufacturing footprint and “right-size” our cost structure;

•                  We will continue to incur reorganization costs for professional fees and other costs associated with the Chapter 11 cases;

•                  We have rejected, repudiated or terminated certain unprofitable or burdensome executory contracts and real property leases, and we may further seek to reject, repudiate or terminate executory contracts and real property leases in the future;

•                  We have assumed or are seeking to assume certain beneficial executory contracts and real property leases, and we may further seek to assume executory contracts and real property leases in the future;

•                  As part of our emergence from Chapter 11, we may be required to adopt fresh start accounting in a future period, resulting in the re-measurement of our assets and liabilities to fair value as of the fresh start reporting date, which may differ materially from historical valuations; and

•                  If fresh start accounting is required, our financial results after the application of fresh start accounting may be different from historical trends.

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

•                  The ability to have the Bankruptcy Court approve motions required to sustain operations during the Chapter 11 cases;

•                  The uncertainties of the Chapter 11 restructuring process including the potential adverse impact on our operations, management, employees and the response of our customers;

•                  Our estimates of the cost to settle proofs of claim presented in the Chapter 11 cases;

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

•                  The ability to implement the El Dorado, Arkansas restructuring program;

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

These statements are based on our estimates and assumptions and on currently available information.  The forward-looking statements include information concerning our possible or assumed future results of operations, and our actual results may differ significantly from the results discussed.  Forward-looking information is intended to reflect opinions as of the date this Form 10-K was filed.  We undertake no duty to update any forward-looking statements to conform the statements to actual results or changes in our operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our activities expose our earnings, cash flows and financial condition to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and energy prices.  Prior to March 2009, we maintained a risk-management strategy that utilized derivative instruments as needed to mitigate risk against foreign currency movements and to manage interest rate and energy price volatility.  We did not enter into derivative financial instruments for trading or speculative purposes.

We have short-term exposure to changes in foreign currency exchange rates resulting from transactions entered into by us and our foreign subsidiaries in currencies other than their local currency (primarily trade payables and receivables).  We are also exposed to currency risk on inter-company transactions (including inter-company loans).  We manage these transactional currency risks on a consolidated basis, which allows us to net our exposure.  Prior to March 2009, we purchased foreign currency forward contracts, primarily denominated in Euros, British Pounds Sterling, Canadian dollars, Mexican Pesos and Australian dollars to hedge our transaction exposure.  However, as a result of the Chapter 11 filing, we no longer have financing arrangements that permit us to purchase foreign currency forward contracts or hedging instruments to continue our prior practice.  As a result, our ability to hedge changes in foreign currency exchange rates resulting from transactions was restricted beginning in the first quarter of 2009.

When we are permitted by our financing agreements to enter into foreign currency forward contracts, these contracts generally are settled on a monthly basis.  Realized and unrealized gains and losses on foreign currency forward contracts are recognized in other income (expense), net, to offset the impact of valuing recorded foreign currency trade payables, receivables and inter-company transactions.  We have not designated these derivatives as hedges in accordance with U.S. generally accepted accounting principles (“GAAP”) although we believe these instruments help reduce our exposure to foreign currency risk.  The net effect of the realized and unrealized foreign currency gains and losses, including the effect of derivatives and the effect of underlying transactions, resulted in a pre-tax loss of $23 million, a pre-tax gain of $25 million and a pre-tax gain of $11 million in 2009, 2008 and 2007, respectively.

The following table provides information about our financial instruments that are sensitive to changes in interest rates.  The table presents principal cash flows and related weighted-average interest rates by stated maturity date for our debt.  Debt maturities exclude $1.2 billion of liabilities subject to compromise as we cannot accurately forecast the future level and timing of the repayments given the inherent uncertainties associated with the Chapter 11 cases.  Weighted-average variable interest rates are based on the applicable floating rate index as of December 31, 2009.

Interest Rate Sensitivity

						2015 and		Fair Value
(In millions)	2010	2011	2012	2013	2014	Thereafter	Total	at 12/31/09
Variable rate debt	$252	$—	$1	$—	$1	$—	$254	$254
Average rate debt (a)	10.42%	4.41%	4.41%	4.40%	4.40%	0.00%

(a)          Average interest rate is based on rates in effect at December 31, 2009.

We used price swap contracts as cash flow hedges to convert a portion of our forecasted natural gas purchases from variable price to fixed price purchases.  These contracts involved the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based.  The differential paid or received as natural gas prices change was recognized as an adjustment to cost of goods sold when the related inventory layer is sold.  These contracts have been terminated by the counterparties due to our Chapter 11 proceedings and have been classified as liabilities subject to compromise.  As of the termination date, the contracts were deemed to be effective and we maintained hedge accounting given that the forecasted hedge transactions were probable.  At December 31, 2009, we had no remaining outstanding price swaps since the contracts expired in December 2009.

At December 31, 2008, we had a committed U.S. Facility which provided funding for the sale of up to $100 million of our eligible U.S. receivables to certain purchasers.  On January 23, 2009, we entered into the 2009 U.S. Facility with up to $150 million of capacity and a three-year term with certain lenders under our 2007 Credit Facility.  Lenders who participated reduced their commitments to the 2007 Credit Facility pro-rata to their commitments to purchase U.S. eligible accounts receivable under the 2009 U.S. Facility.  The 2009 U.S. Facility was terminated on March 23, 2009 as a condition of the Debtors entering into the DIP Credit Facility and the European Facility was terminated in the second quarter of 2009.  At December 31, 2008, $36 million of U.S. accounts receivable have been sold at an average cost of approximately 3.52% and $67 million of European accounts receivable have been sold at an average cost of approximately 6.16% (for further information see Note 7 — Sale of Accounts Receivables included in the Notes to the Consolidated Financial Statements).

Item 8.  Financial Statements and Supplementary Data

CHEMTURA CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2009, 2008, and 2007

(In millions, except per share data)

	2009	2008	2007

NET SALES	$2,541	$3,546	$3,747

COSTS AND EXPENSES
Cost of goods sold	1,947	2,810	2,883
Selling, general and administrative	293	332	372
Depreciation and amortization	173	237	269
Research and development	38	51	62
Facility closures, severance and related costs	3	26	36
Antitrust costs	10	12	35
Loss on sale of business	—	25	15
Impairment of long-lived assets	104	986	19
Changes in estimates related to expected allowable claims	73	—	—
Equity income	—	(4)	(3)

OPERATING (LOSS) PROFIT	(100)	(929)	59
Interest expense (a)	(70)	(78)	(87)
Other (expense) income, net	(17)	9	(5)
Reorganization items, net	(97)	—	—

Loss from continuing operations before income taxes	(284)	(998)	(33)
Income tax (provision) benefit	(5)	27	(4)

Loss from continuing operations	(289)	(971)	(37)
Earnings from discontinued operations, net of tax	—	—	18
(Loss) gain on sale of discontinued operations, net of tax	(3)	—	24

Net (loss) earnings	(292)	(971)	5

Less: net earnings attributable to non-controlling interests	(1)	(2)	(8)

Net loss attributable to Chemtura Corporation	$(293)	$(973)	$(3)

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED - ATTRIBUTABLE TO CHEMTURA CORPORATION:
Loss from continuing operations, net of tax	$(1.19)	$(4.01)	$(0.18)
Earnings from discontinued operations, net of tax	—	—	0.07
(Loss) gain on sale of discontinued operations, net of tax	(0.01)	—	0.10
Net loss attributable to Chemtura Corporation	$(1.20)	$(4.01)	$(0.01)

Basic and diluted weighted-average shares outstanding	242.9	242.3	241.6

AMOUNTS ATTRIBUTABLE TO CHEMTURA CORPORATION COMMON SHAREHOLDERS:
Loss from continuing operations, net of tax	$(290)	$(973)	$(45)
Earnings from discontinued operations, net of tax	—	—	18
(Loss) gain on sale of discontinued operations, net of tax	(3)	—	24
Net loss attributable to Chemtura Corporation	$(293)	$(973)	$(3)

(a)          Interest expense excludes contractual interest expense of $63 million for 2009.

See Accompanying Notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

As of December 31, 2009 and 2008

(In millions, except per share data)

	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$236	$68
Accounts receivable	471	392
Inventories	540	611
Other current assets	230	184
Total current assets	1,477	1,255

NON-CURRENT ASSETS
Property, plant and equipment	750	862
Goodwill	235	265
Intangible assets, net	474	517
Other assets	182	158

Total Assets	$3,118	$3,057

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term borrowings	$252	$3
Current portion of long-term debt	—	1,178
Accounts payable	128	243
Accrued expenses	184	361
Income taxes payable	5	28
Total current liabilities	569	1,813

NON-CURRENT LIABILITIES
Long-term debt	3	23
Pension and post-retirement health care liabilities	173	508
Other liabilities	199	225
Total liabilities not subject to compromise	944	2,569

LIABILITIES SUBJECT TO COMPROMISE	2,002	—

STOCKHOLDERS’ EQUITY
Common stock - $.01 par value Authorized - 500.0 shares Issued - 254.4 shares in 2009 and 254.1 shares in 2008	3	3
Additional paid-in capital	3,039	3,036
Accumulated deficit	(2,482)	(2,189)
Accumulated other comprehensive loss	(234)	(208)
Treasury stock at cost - 11.5 shares	(167)	(167)
Total Chemtura Corporation stockholders’ equity	159	475

Non-controlling interests	13	13
Total stockholders’ equity	172	488

Total Liabilities and Stockholders’ Equity	$3,118	$3,057

See Accompanying Notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2009, 2008 and 2007

(In millions)

Increase (decrease) in cash	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Chemtura Corporation	$(293)	$(973)	$(3)
Adjustments to reconcile net loss attributable to Chemtura Corporation to net cash provided by (used in) operating activities:
Loss on sale of business	—	25	15
Loss (gain) on sale of discontinued operations	3	—	(24)
Impairment of long-lived assets	104	986	19
Depreciation and amortization	173	237	275
Stock-based compensation expense	3	5	10
Reorganization items, net	35	—	—
Changes to estimates related to expected allowable claims	73	—	—
Provision for doubtful accounts	5	3	4
Equity income	—	(4)	(3)
Deferred taxes	—	(74)	(23)
Changes in assets and liabilities, net:
Accounts receivable	36	89	22
Impact of accounts receivable facilities	(103)	(136)	(41)
Inventories	85	(12)	10
Other current assets	(4)	(41)	(1)
Other assets	(10)	2	20
Accounts payable	16	(25)	(20)
Accrued expenses	(15)	(61)	(113)
Income taxes payable	(28)	(11)	(11)
Deposit for civil antitrust settlements in escrow	—	15	36
Pension and post-retirement health care liabilities	(26)	(46)	(22)
Liabilities subject to compromise	(31)	—	—
Other liabilities	26	17	3
Other	—	(7)	(4)
Net cash provided by (used in) operating activities	49	(11)	149

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	3	64	186
Payments for acquisitions, net of cash acquired	(5)	(41)	(165)
Capital expenditures	(56)	(121)	(117)
Other investing activities	—	—	13
Net cash used in investing activities	(58)	(98)	(83)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debtor-in-possession credit facility, net	250	—	—
(Payments on) proceeds from credit facility, net	(28)	180	—
Proceeds from long term borrowings	1	1	—
Payments on long term borrowings	(18)	(31)	—
Payments on short term borrowings, net	(2)	(1)	(48)
Premium paid on early extinguishment of debt	—	(1)	—
Payments for debt issuance costs	(30)	—	—
Dividends paid	—	(36)	(48)
Proceeds from exercise of stock options	—	1	7
Other financing activities	—	1	(1)
Net cash provided by (used in) financing activities	173	114	(90)

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	4	(14)	6
Change in cash and cash equivalents	168	(9)	(18)
Cash and cash equivalents at beginning of year	68	77	95
Cash and cash equivalents at end of year	$236	$68	$77

See Accompanying Notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2009, 2008 and 2007

(In millions, except per share data)

						Accumulated
	Common			Additional		Other		Non
	Shares	Treasury	Common	Paid-in	Accumulated	Comprehensive	Treasury	Controlling
	Issued	Shares	Stock	Capital	Deficit	Income (Loss)	Stock	Interests	Total
Balance, January 1, 2007	252.3	11.5	3	3,005	(1,128)	(34)	(167)	40	1,719
Comprehensive income:
Net (loss) earnings					(3)			8	5
Equity adjustment for translation of foreign currencies, net of deferred tax expense of $44						145		(1)	144
Unrecognized pension and post-retirement plan costs, net of deferred tax expense of $18						50		3	53
Changes in fair value of derivatives						7			7
Total comprehensive income									209
Cash dividends ($0.20 per share)					(48)				(48)
Other								(4)	(4)
Stock-based compensation				10					10
Stock options exercised	0.9			8					8
Other issuances	0.4			5					5
Balance, December 31, 2007	253.6	11.5	3	3,028	(1,179)	168	(167)	46	1,899
Effect of change in measurement date for pension plans					(1)				(1)
Balance, January 1, 2008	253.6	11.5	3	3,028	(1,180)	168	(167)	46	1,898
Comprehensive loss:
Net (loss) earnings					(973)			2	(971)
Equity adjustment for translation of foreign currencies, net of deferred tax expense of $10						(189)		(2)	(191)
Unrecognized pension and post-retirement plan costs, net of deferred tax benefit of $19						(186)			(186)
Changes in fair value of derivatives						(1)			(1)
Total comprehensive loss									(1,349)
Cash dividends ($0.15 per share)					(36)				(36)
Dividends								(1)	(1)
Acquisition of noncontrolling interests’ share of subsidiaries								(35)	(35)
Other								3	3
Stock-based compensation				6					6
Stock options exercised	0.1			1					1
Other issuances	0.4			1					1
Balance, December 31, 2008	254.1	11.5	3	3,036	(2,189)	(208)	(167)	13	488
Comprehensive loss:
Net loss					(293)			1	(292)
Equity adjustment for translation of foreign currencies						51			51
Unrecognized pension and post-retirement plan costs, net of deferred tax provision of $1						(78)			(78)
Changes in fair value of derivatives						1			1
Total comprehensive loss									(318)
Other								(1)	(1)
Stock-based compensation				3					3
Other issuances	0.3			—					—
Balance, December 31, 2009	254.4	11.5	$3	$3,039	$(2,482)	$(234)	$(167)	$13	$172

See Accompanying Notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) NATURE OF OPERATIONS AND BANKRUPTCY PROCEEDINGS

Nature of Operations

Chemtura Corporation, together with its consolidated subsidiaries (the “Company” or “Chemtura”) is dedicated to delivering innovative, application-focused specialty chemical and consumer product offerings.  Chemtura’s principal executive offices are located in Philadelphia, Pennsylvania and Middlebury, Connecticut.  Chemtura operates in a wide variety of end-use industries, including automotive, transportation, construction, packaging, agriculture, lubricants, plastics for durable and non-durable goods, electronics, and pool and spa chemicals.

Chemtura is the successor to Crompton & Knowles Corporation (“Crompton & Knowles”), which was incorporated in Massachusetts in 1900 and engaged in the manufacture and sale of specialty chemicals beginning in 1954.  Crompton & Knowles traces its roots to the Crompton Loom Works incorporated in the 1840s.  Chemtura expanded its specialty chemical business through acquisitions in the United States and Europe, including the 1996 acquisition of Uniroyal Chemical Company, Inc. (“Uniroyal”), the 1999 merger with Witco Corporation (“Witco”) and the 2005 acquisition of Great Lakes Chemical Corporation (“Great Lakes”).

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

In January and February of 2009, the Company was in the midst of the asset sale process with the objective of closing a transaction prior to the July 15, 2009 maturity of the 2009 Notes.  Potential buyers conducted due diligence and worked towards submitting their final offers on several of the Company’s businesses.  However, with the continuing recession and speculation about the financial condition of the Company, potential buyers became progressively more cautious.  Certain potential buyers expressed concern about the Company’s ability to perform its obligations under a sale agreement.  They increased their due diligence requirements or decided not to proceed with a transaction.  In March 2009, the Company concluded that although there were potential buyers of its businesses, a sale was unlikely to be closed in sufficient time to offset the continued deterioration in liquidity or at a value that would provide sufficient liquidity to both operate the business and meet the Company’s impending debt maturities.

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

Having carefully explored and exhausted all possibilities to gain near-term access to liquidity, the Company determined that debtor-in-possession financing presented the best available alternative for the Company to meet its immediate and ongoing liquidity needs and preserve the value of the business.  As a result, having obtained the commitment of a $400 million senior secured super-priority debtor-in-possession credit facility agreement (the “DIP Credit Facility”), Chemtura and 26 of its subsidiaries organized in the United States (collectively, the “Debtors”) filed for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) on March 18, 2009 (the “Petition Date”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  The Chapter 11 cases are being jointly administered by the Bankruptcy Court.  The Company’s non-U.S. subsidiaries and certain U.S. subsidiaries were not included in the filing and are not subject to the requirements of the Bankruptcy Code.  The Company’s U.S. and worldwide operations are expected to continue without interruption during the Chapter 11 reorganization process.

The Debtors own substantially all of the Company’s U.S. assets.  The Debtors consist of Chemtura and the following subsidiaries:

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

On March 18, 2009, Raymond E. Dombrowski, Jr. was appointed Chief Restructuring Officer.  In connection with this appointment, the Company entered into an agreement with Alvarez & Marsal North America, LLC (“A&M”) to compensate A&M for Mr. Dombrowski’s services as Chief Restructuring Officer on a monthly basis at a rate of $150 thousand per month and incentive compensation in the amount of $3 million payable upon the earlier of (a) the consummation of a Chapter 11 plan of reorganization (“Plan”) or (b) the sale, transfer, or other disposition of all or a substantial portion of the assets or equity of the Company.  Mr. Dombrowski is independently compensated pursuant to arrangements with A&M, a financial advisory and consulting firm specializing in corporate restructuring. Mr. Dombrowski will not receive any compensation directly from the Company and will not participate in any of the Company’s employee benefit plans.

The Chapter 11 cases were filed to gain liquidity for continuing operations while the Debtors restructure their balance sheets to allow the Company to continue as a viable going concern.  While the Company believes it will be able to achieve these objectives through the Chapter 11 reorganization process, there can be no certainty that it will be successful in doing so.

Under Chapter 11 of the Bankruptcy Code, the Debtors are operating their U.S. businesses as a debtor-in-possession (“DIP”) under the protection of the Bankruptcy Court from their pre-filing creditors and claimants.  Since the filing, all orders of the Bankruptcy Court sufficient to enable the Debtors to conduct normal business activities, including “first day” motions and the interim and final approval of the DIP Credit Facility and amendments thereto, have been entered by the Bankruptcy Court.  While the Debtors are subject to Chapter 11, all transactions outside the ordinary course of business will require the prior approval of the Bankruptcy Court.

On March 20, 2009, the Bankruptcy Court approved the Debtors’ “first day” motions.  Specifically, the Bankruptcy Court granted the Debtors, among other things, interim approval to access $190 million of its $400 million DIP Credit Facility, approval to pay outstanding employee wages, health benefits, and certain other employee obligations and authority to continue to honor their current customer policies and programs, in order to ensure the reorganization process will not adversely impact their customers.  On April 29, 2009, the Bankruptcy Court entered a final order providing full access to the $400 million DIP Credit Facility.  The Bankruptcy Court also approved Amendment No. 1 to the DIP Credit Facility which provided for, among other things: (i) an increase in the outstanding amount of inter-company loans the Debtors could make to the non-debtor foreign subsidiaries of the Company from $8 million to $40 million; (ii) a reduction in the required level of borrowing availability under the minimum availability covenant; and (iii) the elimination of the requirement to pay additional interest expense if a specified level of accounts receivable financing was not available to the Company’s European subsidiaries.

On July 13, 2009, the Company and the parties to the DIP Credit Facility entered into Amendment No. 2 to the DIP Credit Facility subject to approvals by the Bankruptcy Court and the Company’s Board of Directors which approvals were obtained on July 14 and July 15, 2009, respectively.  Amendment No. 2 amended the DIP Credit Facility to provide for, among other things, an option by the Company to extend the maturity of the DIP Credit Facility for two consecutive three month periods subject to the satisfaction of certain conditions.  Prior to Amendment No. 2, the DIP Credit Facility matured on the earlier of 364 days (from the Petition Date), the effective date of a Plan or the date of termination in whole of the Commitments (as defined in the DIP Credit Facility).

As a consequence of the Chapter 11 cases, substantially all pre-petition litigation and claims against the Debtors have been stayed.  Accordingly, no party may take any action to collect pre-petition claims or to pursue litigation arising as a result of pre-petition acts or omissions except pursuant to an order of the Bankruptcy Court.

On August 21, 2009, the Bankruptcy Court established October 30, 2009 as the deadline for the filing of proofs of claim against the Debtors (the “Bar Date”).  Under certain limited circumstances, some creditors may be permitted to file proofs of claim after the Bar Date.  Accordingly, it is possible that not all potential proofs of claim were filed as of the filing of this Annual Report.

The Debtors have received approximately 15,300 proofs of claim covering a broad array of areas.  Approximately 8,000 proofs of claim have been asserted in “unliquidated” amounts or contain an unliquidated component that are treated as being asserted in “unliquidated” amounts.  Excluding proofs of claim in “unliquidated” amounts, the aggregate amount of proofs of claim filed totaled approximately $23.6 billion.  See Note 21 - Legal Proceedings and Contingencies for a discussion of the types of proofs of claim filed against the Debtors.

The Company is in the process of evaluating the amounts asserted in and the factual and legal basis of the proofs of claim filed against the Debtors.  Based upon the Company’s initial review and evaluation, which is continuing, a significant number of proofs of claim are duplicative and/or legally or factually without merit.  As to those claims, the Company has filed and intends to file objections with the Bankruptcy Court.  However, there can be no assurance that these claims will not be allowed in full.

Further, while the Debtors believe they have insurance to cover certain asserted claims, there can be no assurance that material uninsured obligations will not be allowed as claims in the Chapter 11 cases.  Because of the substantial number of asserted contested claims, as to which review and analysis is ongoing, there is no assurance as to the ultimate value of claims that will be allowed in the Chapter 11 cases, nor is there any assurance as to the ultimate recoveries for the Debtors’ stakeholders, including the Debtors’ bondholders and the Company’s shareholders.  The differences between amounts recorded by the Debtors and proofs of claim filed by the creditors will continue to be investigated and resolved through the claims reconciliation process.

The Company has recognized certain charges related to expected allowed claims.  As the Company completes the process of evaluating and resolving the proofs of claim, appropriate adjustments to the Company’s Consolidated Financial Statements will be made.  Adjustments may also result from actions of the Bankruptcy Court, settlement negotiations, rejection of executory contracts and real property leases, determination as to the value of any collateral securing claims and other events.  Any such adjustments could be material to the Company’s results of operations and financial condition in any given period.  For additional information on liabilities subject to compromise, see Note 4 - Liabilities Subject to Compromise and Reorganization Items, Net.

As provided by the Bankruptcy Code, the Debtors have the exclusive right to file and solicit acceptance of a Plan for 120 days after the Petition Date with the possibility of extensions thereafter.  On February 23, 2010, the Bankruptcy Court granted the Company’s application for extensions of the period during which it has the exclusive right to file a Plan from February 11, 2010 to June 11, 2010.  The Bankruptcy Court had previously granted the Company’s application for an extension of the exclusivity period on July 28, 2009 and October 27, 2009.  There can be no assurance that a Plan will be filed by the Debtors or confirmed by the Bankruptcy Court, or that any such Plan will be consummated.  After a Plan has been filed with the Bankruptcy Court, the Plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to all creditors and other parties entitled to vote to accept or reject the Plan.  Following the solicitation period, the Bankruptcy Court will consider whether to confirm the Plan.  In order to confirm a Plan, the Bankruptcy Court must make certain findings as required by the Bankruptcy Code.  The Bankruptcy Court may confirm a Plan notwithstanding the non-acceptance of the Plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met.

On January 15, 2010 the Company entered into Amendment No. 3 of the DIP Credit Facility that provided for, among other things, the consent of the Company’s DIP lenders to the sale of the PVC additives business.

On February 9, 2010, the Court gave interim approval of an Amended and Restated Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (the “Amended and Restated DIP Credit Agreement”) by and among the Debtors, Citibank N.A. and the other lenders party thereto.  The Amended and Restated DIP Credit Agreement provides for a first priority and priming secured revolving and term loan credit commitment of up to an aggregate of $450 million.  The proceeds of the loans and other financial accommodations incurred under the Amended and Restated DIP Credit Agreement were used to, among other things, refinance the obligations outstanding under the DIP Credit Facility and provide working capital for general corporate purposes.  The Amended and Restated DIP Credit Agreement provided a substantial reduction in the Company’s financing costs through interest rate reductions and the avoidance of the extension fees that would have been payable under the DIP Credit Facility in February and May 2010.  The Amended and Restated DIP Credit Agreement closed on February 12, 2010 with the drawing of the $300 million term loan.  On February 18, 2010, the Bankruptcy Court entered a final order providing full access to the Amended and Restated DIP Credit Agreement.  The Amended and Restated DIP Credit Agreement matures on the earlier of 364 days after the closing, the effective date of a Plan or the date of termination in whole of the Commitments (as defined in the Amended and Restated DIP Credit Agreement).

The ultimate recovery by the Debtors’ creditors and the Company’s shareholders, if any, will not be determined until confirmation and implementation of a Plan.  No assurance can be given as to what recoveries, if any, will be assigned in the Chapter 11 cases to each of these constituencies.  A Plan could result in the Company’s shareholders receiving little or no value for their interests and holders of the Debtors’ unsecured debt, including trade debt and other general unsecured creditors, receiving less, and potentially substantially less, than payment in full for their claims.  Because of such possibilities, the value of the Company’s common stock and unsecured debt is highly speculative.  Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of these securities.  Although the shares of the Company’s common stock continue to trade on the Pink Sheets Electronic Quotation Service (“Pink Sheets”) under the symbol “CEMJQ,” the trading prices may have little or no relationship to the actual recovery, if any, by the holders under any eventual Bankruptcy Court-approved Plan.  The opportunity for any recovery by holders of the Company’s common stock under such Plan is uncertain as all creditors’ claims must be met in full, with interest where due, before value can be attributed to the common stock and, therefore, the shares of the Company’s common stock may be cancelled without any compensation pursuant to such Plan.

Continuation of the Company as a going concern is contingent upon, among other things, the Company’s and/or Debtors’ ability (i) to comply with the terms and conditions of the Amended and Restated DIP Credit Agreement; (ii) to obtain confirmation of a Plan under the Bankruptcy Code; (iii) to return to profitability; (iv) to generate sufficient cash flow from operations; and (v) to obtain financing sources to meet the Company’s future obligations.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The Consolidated Financial Statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.  Additionally, a Plan could materially change amounts reported in the Consolidated Financial Statements, which do not give effect to all adjustments of the carrying value of assets and liabilities that may be necessary as a consequence of completing a reorganization under Chapter 11 of the Bankruptcy Code.

In addition, as part of the Company’s emergence from bankruptcy protection, the Company may be required to adopt fresh start accounting in a future period.  If fresh start accounting is applicable, our assets and liabilities will be recorded at fair value as of the fresh start reporting date.  The fair value of our assets and liabilities as of such fresh start reporting date may differ materially from the recorded values of assets and liabilities on our Consolidated Balance Sheets.  Further, if fresh start accounting is required, the financial results of the Company after the application of fresh start accounting may not be comparable to historical trends.

2) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of Chemtura and the wholly-owned and majority-owned subsidiaries that it controls.  Other affiliates in which the Company has a 20% to 50% ownership interest or a non-controlling majority interest are accounted for in accordance with the equity method.  Other investments in which the Company has less than 20% ownership are recorded at cost.  All significant intercompany balances and transactions have been eliminated in consolidation.

The Consolidated Financial Statements have been prepared in accordance with Accounting Standards Codification (“ASC”) Section 852-10-45, Reorganizations - Other Presentation Matters (“ASC 852-10-45”).  ASC 852-10-45 does not ordinarily affect or change the application of U.S. generally accepted accounting principles (“GAAP”).  However, it does require the Company to distinguish transactions and events that are directly associated with the reorganization in connection with the Chapter 11 cases from the ongoing operations of the business.  Expenses incurred and settlement impacts due to the Chapter 11 cases are reported separately as reorganization items, net on the Consolidated Statements of Operations for the year ended December 31, 2009.  Interest expense related to pre-petition indebtedness has been reported only to the extent that it will be paid during the pendency of the Chapter 11 cases or is permitted by Bankruptcy Court approval or is expected to be an allowed claim.  The pre-petition liabilities subject to compromise are disclosed separately on the December 31, 2009 Consolidated Balance Sheet.  These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for a lesser amount.  These expected allowed claims require management to estimate the likely claim amount that will be allowed by the Bankruptcy Court prior to its ruling on the individual claims.  These estimates are based on reviews of claimants’ supporting material, obligations to mitigate such claims, and assessments by management and third-party advisors.  The Company expects that its estimates, although based on the best available information, will change as the claims are resolved by the Bankruptcy Court.

The Consolidated Financial Statements have been prepared in conformity with GAAP, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Discontinued Operations

The Company sold certain assets and assigned certain liabilities of its EPDM business on June 29, 2007 and its optical monomers business on October 31, 2007. The Company sold its fluorine chemical business on January 31, 2008.  As a result, the operations of these businesses have been classified as discontinued operations in the Consolidated Statements of Operations for all periods presented.  The Consolidated Statements of Cash Flows have not been adjusted to reflect the discontinued operations and, thus, include the cash flows of the discontinued businesses.  See Note 5 - Acquisitions and Divestments - Discontinued Operations for further information.

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

Customer Rebates

The Company accrues for the estimated cost of customer rebates as a reduction of sales.  Customer rebates are primarily based on customers achieving defined sales targets over a specified period of time.  The Company estimates the cost of these rebates based on the likelihood of the rebate being achieved and recognizes the cost as a deduction from sales when such sales are recognized.  Rebate programs are monitored on a regular basis and adjusted as required.  The Company’s accruals for customer rebates were $19 million and $21 million at December 31, 2009 and 2008, respectively.

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

Other Income (Expense), Net

Other income (expense), net includes costs associated with the Company’s accounts receivable facilities, foreign exchange gains (losses), and interest income.

(In millions)	2009	2008	2007

Costs of accounts receivable facilities	$(2)	$(16)	$(21)
Foreign exchange gain (loss)	(23)	25	11
Interest income	7	8	7
Other accounts receivable financing	(1)	(1)	(1)
Fees associated with debt waivers and amendments	—	(6)	—
Other items, individually less than $1 million	2	(1)	(1)
	$(17)	$9	$(5)

Allowance for Doubtful Accounts

Included in accounts receivable are allowances for doubtful accounts in the amount of $32 million in 2009 and $26 million in 2008.  The allowance for doubtful accounts reflects a reserve representing the Company’s estimate of the amounts that may not be collectible.  In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating its reserves, including historical data, experience, customer types, credit worthiness, and economic trends. From time to time, the Company may adjust its assumptions for anticipated changes in any of these or other factors expected to affect collection.

Inventory Valuation

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation.  Depreciation expense from continuing operations ($134 million in 2009, $192 million in 2008, and $229 million in 2007) is computed on the straight-line method using the following ranges of asset lives: land improvements - 3 to 20 years; buildings and improvements - 2 to 40 years; machinery and equipment - 2 to 25 years; information systems and equipment - 2 to 10 years; and furniture, fixtures and other - 1 to 10 years.

Renewals and improvements that significantly extend the useful lives of the assets are capitalized.  Capitalized leased assets and leasehold improvements are depreciated over the shorter of their useful lives or the remaining lease term.  Expenditures for maintenance and repairs are charged to expense as incurred.

Intangible Assets

Patents, trademarks and other intangibles are being amortized principally on a straight-line basis using the following ranges for their estimated useful lives: patents 4 to 20 years; trademarks 7 to 35 years; customer relationships 10 to 30 years; production rights 11 years; and other intangibles 5 to 20 years.  See Note 10 — Goodwill and Intangible Assets for further details.

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

The Company evaluates the recoverability of the carrying value of goodwill on an annual basis as of July 31, or when events occur or circumstances change.  See Note 10 — Goodwill and Intangible Assets for further details.

Environmental Liabilities

Each quarter the Company evaluates and reviews estimates for future remediation, operation and management costs directly related to remediation, to determine appropriate environmental reserve amounts.  For each site where the cost of remediation is probable and reasonably estimable, we determine the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operations and maintenance expenditures, the Company accrues on an undiscounted basis for a period of generally 10 years, those costs which are probable and reasonably estimable.  Where settlement offers have been extended to resolve an environmental liability as part of the Chapter 11 cases, the amounts of those offers have been accrued and are reflected in the Consolidated Balance Sheet as liabilities subject to compromise.

Litigation and Contingencies

In accordance with guidance now codified under ASC Topic 450, Contingencies, the Company records in its Consolidated Financial Statements amounts representing the Company’s estimated liability for claims, guarantees and litigation.  As information about current or future litigation or other contingencies becomes available, management assesses whether such information warrants the recording of additional expenses relating to those contingencies.  See Note 21 — Legal Proceedings and Contingencies for further details.

Stock-Based Compensation

In December 2004, the FASB issued guidance now codified under ASC Topic 718, Compensation — Stock Compensation.  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value beginning with the first annual period after June 15, 2005.  Effective January 1, 2006, the Company adopted the provisions of ASC 718 using the modified prospective method. Under the modified prospective method, the compensation cost for all new awards and awards modified, repurchased or cancelled after the date of adoption of ASC 718, as well as the unrecognized compensation cost of unvested awards as of the date of adoption, are recognized in earnings based on the grant-date fair value of those awards.

The Company recognizes compensation cost for stock-based awards issued after January 1, 2006 over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  Stock-based compensation expense recognized was $3 million, $5 million, and $10 million for the years ended December 31, 2009, 2008, and 2007, respectively, primarily attributable to the Company’s stock option program.

Derivative Instruments

Derivative instruments are presented in the accompanying Consolidated Financial Statements at fair value as required by GAAP.  See Note 18 - Derivative Instruments and Hedging Activities for further details.

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

Cash Flows

Cash and cash equivalents include bank term deposits with original maturities of three months or less.  Included in the Company’s cash balance at December 31, 2009 and 2008, are $2 million and $1 million, respectively, of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.

Cash payments included interest payments of $45 million in 2009, $80 million in 2008, and $85 million in 2007. Cash payments also included income tax payments (net of refunds) of $33 million in 2009, $60 million in 2008, and $52 million in 2007.

Accounting Developments

Recently Implemented

Effective January 1, 2007, the Company adopted guidance now codified within Accounting Standards Codification (“ASC”) 740 — Income Taxes (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with ASC 740.  Under ASC 740, the Company may recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  ASC 740 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  As a result of adopting the provisions of ASC 740, the Company recognized a $2 million decrease in the income tax payable liability for unrecognized tax benefits which was accounted for as a $6 million increase in non-current deferred tax assets and an $8 million decrease in goodwill.

In December 2007, the FASB issued guidance now codified as ASC Section 810-10-65, Consolidations — Transition and Open Effective Date Information (“ASC 810-10-65”), which requires companies to treat non-controlling interests (commonly referred to as minority interests) as a separate component of shareholders’ equity and not as a liability.  The provisions of ASC 810-10-65 are effective as of the beginning of the Company’s 2009 fiscal year.  The presentation and disclosure requirements of ASC 810-10-65 were applied on a retrospective basis for all periods presented.

In December 2007, the FASB issued guidance now codified as ASC Topic 805, Business Combinations (“ASC 805”), which requires, among other items, that identifiable assets, liabilities, non-controlling interests and goodwill acquired in a business combination be recorded at full fair value.  The provisions of ASC 805 are effective as of the beginning of the Company’s 2009 fiscal year.  The adoption of ASC 805 did not have a material impact on the Company’s consolidated financial condition and results of operations.  Future adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions made prior to 2009 will impact the statement of operations based on the provisions of ASC 805.

Effective January 1, 2008, the Company adopted ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) with respect to its financial assets and liabilities.  In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in ASC 820.  The updated guidance provided a one year deferral of the effective date of ASC 820 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  Therefore, the Company adopted the provisions of ASC 820 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s consolidated financial condition and results of operations.

In March 2008, the FASB issued guidance now codified as ASC Topic 815, Derivatives and Hedging (“ASC 815”), which requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under ASC 815, and how derivative instruments and related hedged items affect a company’s financial condition, financial performance, and cash flows.  The provisions of ASC 815 are effective as of the beginning of the Company’s 2009 fiscal year.  The Company has adopted the provisions of ASC 815 as of December 31, 2009 and its adoption did not have a material impact on its results of operation, financial condition or disclosures.

In December 2008 the FASB issued guidance now codified as ASC Topic 715, Compensation - Retirement Benefits (“ASC 715”) which requires additional disclosures about plan assets of defined benefit pension and other postretirement benefit plans. The provisions of ASC 715 are effective for fiscal years ending after December 15, 2009.   The Company has adopted the provisions of ASC 715 as of December 31, 2009 and its adoption did not have a material impact on its results of operation, financial condition or disclosures.

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

In June 2009, FASB issued guidance now codified as ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”).  ASC 105 establishes only two levels of GAAP, authoritative and non-authoritative.  The FASB Accounting Standards Codification (the “Codification”) is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants.  All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.  The standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s financial condition and results of operations.  References made to FASB guidance throughout this document have been updated for the Codification.

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

Risks and Uncertainties

As the Company currently operates its business as debtors-in-possession under the jurisdiction of the Bankruptcy Court, and in accordance with the applicable provisions of the Bankruptcy Code, it is subject to the risks and uncertainties associated with its’ Chapter 11 cases which include the following:

•                  The ability to obtain and maintain normal terms with customers’ vendors and service providers;

•                  The ability to obtain approval by the Bankruptcy Court for transactions outside the ordinary course of business;

•                  Limitations on our ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 cases; and

•                  Limitations on our ability to avoid or reject executory contracts and real property leases that are burdensome or uneconomical.

In order to successfully emerge from Chapter 11, the Company must develop, obtain requisite Bankruptcy Court and creditor approval of, and consummate a Plan.  If a Plan is not confirmed or if the Company is unable to successfully consummate a Plan after confirmation, it is unclear whether it would be able to reorganize the business and what if any distribution would be made to claimants.

The Company’s revenues are largely dependent on the continued operation of its manufacturing facilities.  There are many risks involved in operating chemical manufacturing plants, including the breakdown, failure or substandard performance of equipment, operating errors, natural disasters, the need to comply with directives of, and maintain all necessary permits from, government agencies and potential terrorist attacks.  The Company’s operations can be adversely affected by raw material shortages, labor force shortages or work stoppages and events impeding or increasing the cost of transporting its raw materials and finished products.  The occurrence of material operational problems, including but not limited to the events described above, may have a material adverse effect on the productivity and profitability of a particular manufacturing facility.  With respect to certain facilities, such events could have a material effect on the Company as a whole.

The Company’s operations are also subject to various hazards incident to the production of industrial chemicals.  These include the use, handling, processing, storage and transportation of certain hazardous materials.  Under certain circumstances, these hazards could cause personal injury and loss of life, severe damage to and destruction of property and equipment, environmental damage and suspension of operations.  Claims arising from any future catastrophic occurrence at any one of its facilities may result in the Company being named as a defendant in lawsuits asserting potential claims.

The Company performs ongoing credit evaluations of its customers’ financial condition including an assessment of the impact, if any, of prevailing economic conditions.  The Company generally does not require collateral from its customers.  The Company is exposed to credit losses in the event of nonperformance by counterparties on derivative instruments when utilized.  The counterparties to these transactions are major financial institutions, which may be adversely affected by the current global credit crisis.  However, the Company considers the risk of default to be minimal.

International operations are subject to various risks which may or may not be present in U.S. operations.  These risks include political instability, the possibility of expropriation, restrictions on dividends and remittances, instabilities of currencies, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers’ councils.  Currency fluctuations between the U.S. dollar and the currencies in which the Company conducts business have caused and will continue to cause foreign currency transaction gains and losses, which may be material.  Any of these events could have an adverse effect on the Company’s international operations.

3) CONDENSED DEBTOR COMBINED FINANCIAL STATEMENTS

Condensed Combined Financial Statements for the Debtors as of and for the year-ended December 31, 2009 are presented below.  These Condensed Combined Financial Statements include investments in subsidiaries carried under the equity method.

Condensed Combined Statement of Operations

(Debtor-in-Possession)

(In millions)

Year Ended
December 31, 2009

Net sales	$1,958

Cost of goods sold	1,589
Selling, general and administrative	183
Depreciation and amortization	113
Research and development	21
Antitrust costs	9
Changes in estimates related to expected allowable claims	73
Impairment of long-lived assets	54

Operating loss	(84)

Interest expense	(77)
Other expense, net	(18)
Reorganization items, net	(96)
Equity in net loss of subsidiaries	(43)

Loss before income taxes	(318)
Income tax benefit	25
Net loss	$(293)

Condensed Combined Balance Sheet

(Debtor-in-Possession)

as of December 31, 2009

(In millions)

ASSETS
Current assets	$706
Intercompany receivables	538
Investment in subsidiaries	1,942
Property, plant and equipment	422
Goodwill	149
Other assets	397
Total assets	$4,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$395
Intercompany payables	65
Other long-term liabilities	73
Total liabilities not subject to compromise	533
Liabilities subject to compromise (a)	3,449
Total stockholders’ equity	172
Total liabilities and stockholders’ equity	$4,154

(a) Includes inter-company payables of $1,447 million.

Condensed Combined Statement of Cash Flows

(Debtor-in-Possession)

Year ended December 31, 2009

(In millions)

Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(293)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of long-lived assets	54
Depreciation and amortization	113
Stock-based compensation expense	3
Changes in estimates related to expected allowable claims	73
Reorganization items, net	34
Changes in assets and liabilities, net	(64)
Net cash used in operating activities	(80)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	3
Payments for acquisitions, net of cash acquired	(5)
Capital expenditures	(34)
Net cash used in investing activities	(36)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debtor-in-possession facility, net	250
Payments on credit facility, net	(28)
Payments on long term borrowings	(18)
Payments for debt issuance costs	(30)
Net cash provided by financing activities	174

CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	58
Cash and cash equivalents at beginning of period	23
Cash and cash equivalents at end of period	$81

4) LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

As a consequence of the Chapter 11cases, substantially all claims and litigation against the Debtors in existence prior to the filing of the petitions for relief or relating to acts or omissions prior to the filing of the petitions for relief are stayed.  These estimated claims are reflected in the Consolidated Balance Sheet as liabilities subject to compromise as of December 31, 2009.  These amounts represent the Company’s best estimate of known or potential pre-petition liabilities that are probable of resulting in an allowed claim against the Debtors in connection with the Chapter 11 cases and are recorded at the estimated amount of the allowed claim which may be different from the amount for which the liability will be settled.  Such claims remain subject to future adjustments.  Adjustments may result from actions of the Bankruptcy Court, negotiations, rejection or acceptance of executory contracts and real property leases, determination as to the value of any collateral securing claims, proofs of claim or other events.

The Bankruptcy Court established October 30, 2009 as the Bar Date for filing proofs of claim against the Debtors.  The Debtors have received approximately 15,300 proofs of claim covering a broad array of areas.  The Company is in the process of evaluating the amounts asserted in and the factual and/or legal basis of the proofs of claim filed against the Debtors.  These proofs of claim may result in additional liabilities, some or all of which may be subject to compromise, and the amounts of which may be material.  See Note — 21 Legal Proceedings and Contingencies for further discussion of the Company’s Chapter 11 claims assessment.

Liabilities subject to compromise consist of the following:

As of
(In millions)	December 31, 2009
6.875% Notes due 2016 (a)	$500
7% Notes due July 2009 (a)	370
6.875% Debentures due 2026 (a)	150
2007 Credit Facility (a)	152
Other borrowings	3
Total debt subject to compromise	1,175

Pension and post-retirement health care liabilities	410
Accounts payable	130
Environmental reserves	42
Litigation reserves	125
Unrecognized tax benefits and other taxes	78
Accrued interest expense	7
Other miscellaneous liabilities	35
Total liabilties subject to compromise	$2,002

Reorganization items are presented separately in the Consolidated Statements of Operations on a net basis and represent items realized or incurred by the Company as a direct result of the Debtors’ Chapter 11 cases.

The reorganization items, net recorded in the Consolidated Statements of Operations consists of the following:

Year-Ended
(In millions)	December 31, 2009
Professional fees	$60
Write-off of debt discounts and premiums (a)	24
Write-off of debt issuance costs (a)	7
Write-off of deferred charges related to termination of U.S. accounts receivable facility	4
Rejections or terminations of lease and other contract agreements (b)	9
Severance - closure of manufacturing plants and warehouses (b)	1
Claim settlements (c)	(8)
Total reorganization items, net	$97

(a)          The carrying value of pre-petition debt has been adjusted to its respective face value as this represents the expected allowable claim in the Chapter 11 cases.  As a result, unamortized debt issuance costs, discounts and premiums were charged to reorganization items, net on the Consolidated Statements of Operations.

(b)         Represents charges for cost savings initiatives for which Bankruptcy Court approval has been obtained or requested.  For additional information see Note 6 — Restructuring and Asset Impairment Activities.

(c)          Represents the difference between the settlement amount of certain pre-petition obligations and the corresponding carrying value of the recorded liabilities.

5) ACQUISITIONS AND DIVESTMENTS

Acquisitions

GLCC Laurel, LLC

On March 12, 2008, the Company purchased the remaining interest in GLCC Laurel, LLC for a note payable of $11 million.  The note was paid in September 2008.  As GLCC Laurel, LLC was already being consolidated by the Company in its financial statements, the purchase price was allocated to reduce the non-controlling interest by $23 million.  The value of the long-lived assets was reduced by $14 million (as the fair value of the assets exceeded the purchase price) with the residual amounts allocated to other assets.

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

The total Kaufman purchase price of $170 million included $61 million of goodwill; $58 million of intangible assets; $45 million of net working capital; $42 million of property, plant and equipment and $2 million of other assets offset by $38 million of other long-term liabilities.

Discontinued Operations

The Company has classified the following transactions as discontinued operations in the Consolidated Statements of Operations for all periods presented.  The Company determined the cash flows associated with the continuation of activities are deemed indirect and the Company evaluated whether it had significant continued involvement in the operations of the disposed businesses.  Accordingly, the Company did not deem its involvement with the disposed businesses subsequent to sale to be significant.

Earnings from discontinued operations for periods with activities consists of the following:

	2007
(In millions)	Net Sales	Pre-tax Earnings from Discontinued Operations	Income Tax Expense	Earnings from Discontinued Operations
Fluorine	$49	$14	$(5)	$9
Optical Monomers	31	3	—	3
EPDM	99	8	(3)	5
OrganoSilicones	—	2	(1)	1
Total	$179	$27	$(9)	$18

Fluorine Divestiture

On January 31, 2008, the Company completed the sale of its fluorine chemical business located at the Company’s El Dorado, Arkansas facility for an immaterial net loss.  The assets sold consisted of patents and intangible assets of $12 million, inventory of $8 million, fixed assets of $8 million and other current liabilities of $1 million.

Optical Monomers Divestiture

On October 31, 2007, the Company completed the sale of its optical monomers business, which included its Ravenna, Italy manufacturing facility, for cash proceeds of $24 million.  The Company reported a net of tax loss of $1 million (a loss of $2 million related to the sale of its optical monomers business in discontinued operations and a gain of $1 million related to the sale of certain antioxidants assets in COGS).  The net assets sold included $8 million of accounts receivable, $9 million of inventories, $5 million of intangible assets, $5 million of assets at the Company’s manufacturing facilities and $2 million of current liabilities.

EPDM Divestiture

On June 29, 2007, the Company completed the sale of its EPDM business, the Celogen® foaming agents product line related to rubber chemicals, and its Geismar, Louisiana facilities for cash proceeds of $137 million, plus $16 million in promissory notes paid in installments between closing and September 30, 2007. The Company reported a net of tax gain of $8 million (a gain of $23 million related to the sale of the EPDM business in discontinued operations and a loss of $15 million related to the sale of foaming agents in loss on sale of business). The assets sold included $23 million of accounts receivable, $36 million of inventories and $63 million of assets at the Company’s manufacturing facilities.  In connection with this sale, the Company entered into certain transitional service and supply agreements for periods initially ranging from 90 days to six months which may be extended at the mutual consent of both parties. Since June 30, 2007, the Company did not have any continuing involvement in the EPDM business.

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

During 2009, the Company recorded an accrual of $4 million ($3 million, net of taxes) related to the divestiture of its OrganoSilicones business.  This accrual related to a loss contingency for information that became available during 2009.

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

Organic Peroxides Divestiture

On July 31, 2007, the Company completed the sale of its organic peroxides business located at the Company’s Marshall, Texas facility. As a result, the Company recorded a pre-tax asset impairment charge of $3 million in the quarter ended June 30, 2007, to reduce the carrying value of the property, plant and equipment to be sold to its estimated fair value prior to the sale.  This sale transaction did not have a material impact on the Company’s earnings, financial condition or cash flows.

Proposed Divestiture

PVC Additives Sale

On December 23, 2009, the Company entered into a Share and Asset Purchase Agreement with SK, New York-based private equity concerns focusing on the specialty materials, chemicals and healthcare industries, whereby SK has agreed to acquire the Company’s global PVC additives business.  The sale will include certain assets, the stock of a European subsidiary and the assumption by SK of certain liabilities.

On December 23, 2009, the Company filed a motion with the Bankruptcy Court (the “Sale Motion”), pursuant to Section 363 of the Bankruptcy Code, seeking, among other things, approval of an auction process and bidding procedures that would govern the sale of the PVC additives business to SK or another bidder with the highest or otherwise best offer and approval of the sale of the PVC additives business in accordance with the auction process and bidding procedures.  On January 14, 2010, the Bankruptcy Court entered an order (the “Bidding Procedures Order”) establishing an auction process and bidding procedures (the “Auction”) to govern the sale of the PVC additives business.  On January 15, 2010, the Company entered into Amendment No. 3 of the DIP Credit Facility that provided for, among other things, the consent of its DIP lenders to the sale of the PVC additives business.  The lenders under the Amended and Restated DIP Credit Agreement also consented to this transaction.  Pursuant to the Bidding Procedures Order, the Auction was held on February 22, 2010.  At the Auction, Artek Aterian Holding Company and its sponsors, Aterian Investment Partners Distressed Opportunities, LP and Artek Surfin Chemicals Ltd. (collectively, “Artek”), emerged as the bidder with the highest and otherwise best bid for the PVC additives business.

On February 23, 2010, pursuant to the Bidding Procedures Order and following the Auction, the Company entered into a Share and Asset Purchase Agreement (“Artek SAPA”) with Artek whereby Artek agreed to acquire the Company’s PVC additives business for cash consideration of $16 million and to assume certain liabilities, including certain pension and environmental liabilities.  The purchase price is subject to certain adjustments including a post-closing net working capital adjustment.  On February 23, 2010, the Bankruptcy Court held a hearing on the Sale Motion pursuant to Section 363 of the Bankruptcy Code and issued an order approving, among other things, the sale of the PVC additives business to Artek.  The transaction is expected to close in the second quarter of 2010.  The Artek SAPA resulted in an incremental $14 million of cash proceeds and favorable sales contract modifications compared to the initial share and asset purchase agreement with SK.

The PVC additives business subject to the Artek SAPA had net sales of $236 million in 2009, $374 million in 2008 and $357 million in 2007.

6) RESTRUCTURING AND ASSET IMPAIRMENT ACTIVITIES

Restructuring Activities

During 2009, the Company obtained approval of the Bankruptcy Court to implement certain cost savings and growth initiatives and filed motions to obtain approval for additional initiatives.  These initiatives included the closure of a manufacturing plant in Ashley, Indiana, the consolidation of warehouses related to its Consumer Performance Products business, the reduction of leased space at two of its U.S. office facilities, and the rejection of various unfavorable real property leases and executory contracts.  As a result of these initiatives, the Company recorded pre-tax charges of $9 million ($4 million was recorded to reorganization items, net for severance and real property lease rejections, $3 million was recorded to depreciation and amortization expense for accelerated depreciation, $1 million was recorded to COGS and $1 million was recorded to SG&A for asset disposals and accelerated asset retirement obligations).

On December 11, 2008, the Company announced a worldwide restructuring program to reduce cash fixed costs.  This initiative involved a worldwide reduction in the Company’s professional and administrative staff by approximately 500 people.  The Company recorded a pre-tax severance charge of $26 million for this program during the fourth quarter of 2008 to facility closures, severance and related costs in the Consolidated Statement of Operations.  In 2009, the Company recorded an additional $3 million of pre-tax charges primarily for severance related to this program.

On June 4, 2007, the Company announced its plan to close the antioxidant facilities at Pedrengo and Ravenna, Italy, and two intermediate chemical product lines at Catenoy, France.  These actions resulted in the reduction of approximately 190 positions.  The Company recorded pre-tax charges of $49 million during 2007 ($33 million of accelerated depreciation was recorded to depreciation and amortization expense; $11 million primarily for severance was recorded to facility closures, severance and related costs; a $4 million asset impairment charge was recorded to impairment of long-lived assets and $1 million of accelerated asset retirement obligations were recognized in COGS).  In 2008, the Company recorded an additional $1 million of pre-tax charges primarily for severance related to this program.

On April 4, 2007, the Company announced the realignment of its business segments, streamlining of the organization, reevaluation of its manufacturing footprint and the redirection of efforts to focus on end-use markets.  In June 2007, the Company identified more than 600 positions for reduction and approved several locations for closure.  The Company recorded pre-tax charges relating to these actions, primarily for severance totaling $28 million in 2007 to facility closures, severance and related costs in the Consolidated Statement of Operations.  In 2008, the Company recorded an additional $1 million of pre-tax charges primarily for severance related to this program.

In addition, during 2008 and 2007, the Company recorded pre-tax credits of $2 million and $4 million, respectively, primarily to adjust the reserve for unrecoverable future lease costs at the Tarrytown, NY facility and for other reserves no longer deemed necessary.

A summary of the charges and adjustments related to these restructuring programs is as follows:

(In millions)	Severance and Related Costs	Other Facility Closure Costs	Total
Balance at January 1, 2007	$9	10	19
2007 charge (credit)	37	(1)	36
Cash payments	(24)	(3)	(27)
Non-cash charges and accretion	1	—	1
Balance at December 31, 2007	23	6	29
2008 charge (credit)	27	(1)	26
Cash payments	(24)	(2)	(26)
Non-cash charges and accretion	3	(1)	2
Balance at December 31, 2008	29	2	31
Facility closure, severance and related costs	2	1	3
Reorganization initiatives, net	1	3	4
Cash payments	(23)	(2)	(25)
Balance at December 31, 2009	$9	4	$13

At December 31, 2009, $4 million of the reserve was included in accrued expenses on the Consolidated Balance Sheet and $9 million was recorded in liabilities subject to compromise on the Consolidated Balance Sheet.  At December 31, 2008, the reserve of $31 million was included in accrued expenses.

Proposed Restructuring Initiatives

On January 25, 2010, the Company’s Board of Directors approved a restructuring plan involving the consolidation and idling of certain assets within the flame retardants business operations in El Dorado, Arkansas.  The restructuring plan was approved by the Bankruptcy Court on February 23, 2010.  The restructuring plan is expected to be completed by the fourth quarter of 2010.  As a result of the restructuring plan, the Company expects to record costs of approximately $40 million, primarily in the first half of 2010, consisting of approximately $35 million in accelerated depreciation of property, plant and equipment and approximately $5 million in other facility-related shutdown costs, which include accelerated recognition of asset retirement obligations, decommissioning of wells and pipelines and severance.  In addition to the aforementioned costs, the Company expects cash costs, including capital costs, to be approximately $20 million primarily in 2010 in order to execute the consolidation of operations into remaining facilities.

Asset Impairment Activities

In accordance with ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”) and ASC Topic 360, Property, Plant and Equipment (“ASC 360”), the Company recorded pre-tax charges totaling $104 million, $986 million, and $19 million in 2009, 2008 and 2007, respectively as an impairment of long-lived assets in the Consolidated Statements of Operations, which include the following items:

•                  In the fourth quarter of 2009, the Company recorded an impairment of long-lived assets of $7 million primarily related to further reducing the carrying value of property, plant and equipment of its PVC additives business, a component of the Industrial Engineered Products reporting segment, to reflect the revised estimated fair value of the assets.  The decrease in fair value is the result of the definitive agreement entered into with SK Atlas, LLC and SK Capital Partners II, LP (collectively “SK”) in December 2009, whereby they will acquire the PVC additives business from the Company.

•                  In the second quarter of 2009, the Company experienced continued year-over-year revenue reductions from the impact of the global recession in the electronic, building and construction industries.  In addition, the Consumer Performance Products segment revenues were impacted by cooler and wetter than normal weather in the northeastern and mid-western regions of the United States.  Based on these factors, the Company reviewed the recoverability of the long-lived assets of its segments in accordance with ASC Section 360-10-35, Property, Plant, and Equipment — Subsequent Measurements (“ASC 360-10-35”).  The Company evaluates the recoverability of the carrying value of its long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company realizes that events and changes in circumstances can be more frequent in the course of a U.S. bankruptcy process.  Under such circumstances, the Company assesses whether the projected undiscounted cash flows of its businesses are sufficient to recover the existing unamortized carrying value of its long-lived assets. If the undiscounted projected cash flows are not sufficient, the Company calculates the impairment amount by several methodologies, including discounting the projected cash flows using its weighted average cost of capital and valuation estimates from third parties.  The amount of the impairment is written-off against earnings in the period in which the impairment has been determined in accordance with ASC 360-10-35.

For the PVC additives business, a component of the Industrial Engineered Products reporting segment, the carrying value of the long-lived assets was in excess of the undiscounted cash flows.  As a result, the Company recorded a pre-tax impairment charge of $60 million in the second quarter of 2009 to write-down the value of property, plant and equipment, net by $48 million and intangible assets, net by $12 million.  The $60 million charge was included in impairment of long-lived assets in the Consolidated Statements of Operations.

Due to the factors cited above, the Company also concluded it was appropriate to perform a goodwill impairment review as of June 30, 2009.  The Company used the updated projections in its long-range plan to compute estimated fair values of its reporting units.  These projections indicated that the estimated fair value of the Consumer Performance Products reporting unit was less than its carrying value.  Based on the Company’s preliminary analysis, an estimated goodwill impairment charge of $37 million was recorded for this reporting unit in the second quarter of 2009 (representing the remaining goodwill in this reporting unit).  The Company finalized its analysis of the goodwill impairment charge in the third quarter of 2009 and no change to the estimated charge was required (see Note 10 - Goodwill and Intangible Assets for further information).

•                  In the fourth quarter of 2008, the Company recorded an impairment of long-lived assets of $665 million related to reducing the carrying value of goodwill in the Company’s Consumer Performance Products, Industrial Performance Products and Industrial Engineered Products segments (see Note 10 — Goodwill and Intangible Assets).

•                  In the third quarter of 2008, the Company recorded an impairment of long-lived assets of $1 million related to reducing the carrying value of property, plant and equipment at the Company’s Catenoy, France facility, which was the result of the product line closures previously announced.

•                  In the second quarter of 2008, the Company recorded an impairment of long-lived assets of $320 million related to reducing the carrying value of goodwill in the Company’s Consumer Performance Products segment (see Note 10 — Goodwill and Intangible Assets).

•                  In the fourth quarter of 2007, the Company recorded an impairment charge of $3 million related to the write-off of construction in progress costs associated with software that will no longer be utilized due to the Company’s plan to consolidate its multiple enterprise resource planning (“ERP”) systems onto a single SAP platform.

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

•                  In the second quarter of 2007, the Company recorded an impairment charge of $3 million to reduce the carrying value of the property, plant and equipment to be sold to its estimated fair value related to its organic peroxides business located at the Company’s Marshall, Texas facility.  Such sale was completed on July 31, 2007 (see Note 5 — Acquisitions and Divestments for further details).

•                  In the second quarter of 2007, the Company recorded an impairment charge of $4 million related to the write-off of construction in progress at certain facilities affected by the restructuring program announced on June 4, 2007.

7) SALE OF ACCOUNTS RECEIVABLE

At December 31, 2008, the Company had a committed U.S. Facility which provided funding for the sale of up to $100 million of its eligible U.S. receivables to certain purchasers.  On January 23, 2009, the Company entered into the 2009 U.S. Facility with up to $150 million of capacity and a three-year term with certain lenders under its 2007 Credit Facility.  Lenders who participated reduced their commitments to the 2007 Credit Facility pro-rata to their commitments to purchase U.S. eligible accounts receivable under the 2009 U.S. Facility.  At December 31, 2008, $36 million of domestic accounts receivable had been sold under the former U.S. Facility, representing the maximum amount permitted under the terms of this facility, at an average cost of approximately 3.52%.  The former U.S. Facility was terminated upon the effectiveness of the 2009 U.S. Facility.

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

The 2009 U.S. Facility was terminated on March 23, 2009 as a condition of the Debtors entering into the DIP Credit Facility.  All accounts receivable was were sold back by the purchasers and the SPE to their original selling entity using proceeds of $117 million from the DIP Credit Facility.

Certain of the Company’s European subsidiaries maintained a separate European Facility to sell up to approximately $244 million (€175 million) of the eligible accounts receivable directly to a purchaser as of December 31, 2008.  At December 31, 2008, $67 million of international accounts receivable had been sold under this facility at an average cost of approximately 6.16%.  This facility terminated during the second quarter and there were no outstanding accounts receivable that had been sold as of June 30, 2009.  The availability and access to the European Facility was restricted by the purchaser in late December 2008 in light of the Company’s financial performance.  As a result, the Company was unable to sell additional accounts receivable under this program during the first and second quarters of 2009.  Despite good faith discussions, the Company was unable to conclude an agreement to resume sales of accounts receivable under the European Facility either prior to the Chapter 11 filing or thereafter.  During the second quarter of 2009, with no agreement to restart the European Facility, the remaining balance of the accounts receivable previously sold under this facility was settled and the facility was terminated.

The costs associated with these facilities of $2 million, $16 million and $21 million for 2009, 2008, and 2007, respectively, are included in other income (expense), net in the Consolidated Statements of Operations.

Additionally, following the termination of the 2009 U.S. Facility, deferred financing costs of approximately $4 million related to this facility were charged to reorganization items, net in the Consolidated Statements of Operations.

8) INVENTORIES

(In millions)	2009	2008
Finished goods	$350	$401
Work in process	46	49
Raw materials and supplies	144	161
	$540	$611

Included in the above net inventory balances are inventory obsolescence reserves of approximately $36 million and $31 million at December 31, 2009 and 2008, respectively.

9) PROPERTY, PLANT AND EQUIPMENT

(In millions)	2009	2008
Land and improvements	$81	$83
Buildings and improvements	242	248
Machinery and equipment	1,238	1,233
Information systems and equipment	225	190
Furniture, fixtures and other	26	30
Construction in progress	63	80
	1,875	1,864
Less: accumulated depreciation	1,125	1,002
	$750	$862

Depreciation expense from continuing operations amounted to $134 million, $192 million and $229 million for 2009, 2008 and 2007, respectively.  Depreciation expense from continuing operations includes accelerated depreciation of certain fixed assets associated with the Company’s restructuring programs and the consolidations of its legacy ERP systems of $5 million, $47 million and $70 million for 2009, 2008, and 2007, respectively.

Additionally, an impairment charge of $53 million to write-down the value of property, plant and equipment, net was recorded in 2009 related to the Company’s PVC additives business.  Refer to Note 6 — Restructuring and Asset Impairment Activities for further information on asset impairments.

10) GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill by reportable segment is as follows:

			Crop
	Consumer	Industrial	Protection	Industrial
	Performance	Performance	Engineered	Engineered
(In millions)	Products	Products	Products	Products	Total

Goodwill at December 31, 2007	$584	275	57	543	$1,459
Accumulated impairments at December 31, 2007	—	(8)	—	(142)	(150)
Net Goodwill at December 31, 2007	584	267	57	401	1,309

Impairment charges	(540)	(82)	—	(363)	(985)
Acquisitions and dispositions	—	9	—	(13)	(4)
Foreign currency translation and other	(7)	(23)	—	(25)	(55)
Goodwill at December 31, 2008	577	261	57	—	895
Accumulated impairments at December 31, 2008	(540)	(90)	—	—	(630)
Net Goodwill at December 31, 2008	37	171	57	—	265

Impairment charges	(37)	—	—	—	(37)
Foreign currency translation	—	7	—	—	7
Goodwill at December 31, 2009	—	268	57	—	325
Accumulated impairments at December 31, 2009	—	(90)	—	—	(90)
Net Goodwill at December 31, 2009	$—	178	57	—	$235

The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units in accordance with ASC Subtopic 350-20, Intangibles — Goodwill and Other - Goodwill (“ASC 350-20”) as of July 31, or sooner, if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  The Company estimates the fair value of its reporting units utilizing income and market approaches through the application of discounted cash flow and market comparable methods (Level 3 inputs as described in Note 19 — Financial Instruments and Fair Value Measurements).  The assessment is required to be performed in two steps: step one to test for a potential impairment of goodwill and, if potential impairments are identified, step two to measure the impairment loss through a full fair valuing of the assets and liabilities of the reporting unit utilizing the acquisition method of accounting.

The Company continually monitors and evaluates business and competitive conditions that affect its operations and reflects the impact of these factors in its financial projections.  If permanent or sustained changes in business or, competitive conditions occur, they can lead to revised projections that could potentially give rise to impairment charges.

Year 2009

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

The financial performance of certain reporting units was negatively impacted versus expectations due to the cold and wet weather conditions during the first half of 2009.  This fact along with the continued macro economic factors cited above resulted in the Company concluding it was appropriate to perform a goodwill impairment review as of June 30, 2009.  The Company used the updated projections in their long-range plan to compute estimated fair values of its reporting units.  These projections indicated that the estimated fair value of the Consumer Performance Products reporting unit was less than its carrying value.  Based on the Company’s preliminary analysis, an estimated goodwill impairment charge of $37 million was recorded for this reporting unit in the second quarter of 2009 (representing the remaining goodwill in this reporting unit).  The Company finalized its analysis of the goodwill impairment charge in the third quarter of 2009 and no change to the estimated charge was required.

The Company concluded that no additional goodwill impairment existed in any of its reporting units based on the annual review as of July 31, 2009.

For the quarters ended September 30, 2009 and December 31, 2009, the Company’s consolidated performance was in line with expectations while the performance of the Company’s Crop Protection Engineered Products reporting unit was below expectations.  However, the longer-term forecasts for this reporting unit are still sufficient to support its level of goodwill.  As such, the Company concluded that no circumstances exist that would more likely than not reduce the fair value of any of its reporting units below their carrying amount and an interim impairment test was not considered necessary as of September 30, 2009 and as of December 31, 2009.

Year 2008

During the quarter ended June 30, 2008, the Company updated its long-term financial projections for each of its businesses.  The projections for the Consumer Performance Products segment indicated an inability to sustain the level of goodwill associated with that segment.  A goodwill impairment charge of $320 million was recorded in this reporting unit in the second quarter of 2008.

The Company concluded that no additional goodwill impairment existed in any of its reporting units based on the annual review as of July 31, 2008.

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

With the speed of events, there was not yet a body of forecast information from which to assess the likely intensity or duration of the recession or quantify the likely impact on the industries the Company serves.  The Company therefore used its own estimates of the effects of the macroeconomic changes on the industries its serves to develop an updated view of its projections.  Those updated projections were used to compute updated estimated fair values of its reporting units.  Based on these estimated fair values used to test goodwill for impairment, the Company concluded that no impairment existed in any of its reporting units at September 30, 2008.

The Company saw order volumes decline sharply in November and December of 2008 as its customers experienced, or anticipated, reductions in demand from the industries they serve. These order reductions primarily related to the Company’s Industrial Performance Products and Industrial Engineered Products business segments in electronic, polyolefin, building and construction and general industrial applications.  The Company also adjusted its plant production rates to align with customer demand and its inventory reduction goals. As a result, a significant number of the Company’s facilities were idled during various times in the latter part of the fourth quarter of 2008.

The changes in financial performance during the fourth quarter of 2008 and the outlook for 2009, coupled with continuing adverse equity market conditions that caused a decrease in current market multiples and the Company’s stock price, were of sufficient magnitude for the Company to conclude that it was appropriate to perform a goodwill impairment analysis during the fourth quarter of 2008.  These updated projections, which estimate the effects and timing of the macroeconomic changes on the industries the Company serves, were used to compute updated estimated fair values of its reporting units.  Based on the estimated fair values, the Consumer Performance Products, Industrial Performance Products and Industrial Engineered Products segments indicated an inability to sustain the level of goodwill associated with each segment.  Goodwill impairment charges of $220 million, $82 million and $363 million were recorded in the Consumer Performance Products, Industrial Performance Products and Industrial Engineered Products reporting units, respectively, in the fourth quarter of 2008.

Intangible Assets

The Company’s intangible assets (excluding goodwill) are comprised of the following:

	2009			2008
(In millions)	Gross Cost	Accumulated Amortization	Net Intangibles	Gross Cost	Accumulated Amortization	Net Intangibles
Patents	$127	$(49)	$78	$137	$(50)	$87
Trademarks	273	(61)	212	285	(51)	234
Customer relationships	152	(38)	114	155	(35)	120
Production rights	45	(19)	26	45	(15)	30
Other	76	(32)	44	73	(27)	46
Total	$673	$(199)	$474	$695	$(178)	$517

The decrease in gross intangible assets since December 31, 2008 is primarily due to the write-off of $19 million related to fully amortized intangibles (offset within accumulated amortization) and a pre-tax impairment charge in the second quarter of 2009 of $12 million to write down the value of intangible assets, partially offset by foreign currency translation.  See Note 6 - Restructuring and Asset Impairment Activities for further information regarding the pre-tax impairment charge.

During 2008, the Company acquired the remaining stock of Baxenden Chemicals Limited Plc and accordingly recorded patents of $1 million (weighted average useful life of 7 years), trademarks of $1 million (useful life of 25 years) and customer relationships of $5 million (useful life of 30 years).

Amortization expense from continuing operations related to intangible assets including equity investments amounted to $39 million in 2009, $45 million in 2008, and $40 million in 2007.  Estimated amortization expense of intangible assets including equity investments for the next five fiscal years is as follows: $36 million (2010), $36 million (2011), $35 million (2012), $35 million (2013) and $28 million (2014).

11) DEBT

The Company’s debt is comprised of the following:

(In millions)	2009	2008

6.875 % Notes due 2016, net of unamortized discount of $2 million in 2008, with an effective interest rate of 6.93% in 2008 (a)	$500	$498
7% Notes due July 15, 2009, net of unamortized premium of $4 million in 2008, with an effective interest rate of 5.03% in 2008 (a)	370	374
6.875% Debentures due 2026, net of unamortized discount of $24 million in 2008, with an effective interest rate of 7.26% in 2008 (a)	150	126
2007 Credit Facility (a)	152	180
DIP Credit facility	250	—
Other borrowings (b)	8	26
Total Debt	1,430	1,204

Less: Short-term borrowings	(252)	(3)
Current portion of long-term debt	—	(1,178)
Liabilities subject to compromise	(1,175)	—

Total Long-Term Debt	$3	$23

(a)   Outstanding balance is classified as liabilities subject to compromise on the Consolidated Balance Sheet at December 31, 2009.

(b)   $3 million of other borrowings is classified as liabilities subject to compromise on the Consolidated Balance Sheet at December 31, 2009.

In March 2009, the carrying value of pre-petition debt was adjusted to its respective face value as this represented the expected allowable claim in the Chapter 11 cases.  As a result, discounts and premiums of $24 million were charged to reorganization items, net on the Consolidated Statements of Operations.

The Company’s financial performance deteriorated sharply in the fourth quarter of 2008 resulting in part in the Company’s inability to comply as of December 31, 2008 with the two financial maintenance covenants under its 2007 Credit Facility.  A default under the 2007 Credit Facility would have resulted in cross-defaults under the terms of the Company’s new U.S. accounts receivable facility, the 7% Notes due July 15, 2009 (“2009 Notes”), the 6.875% Notes due 2016 (“2016 Notes”) and the 6.875% Debentures due 2026 (“2026 Debentures”).  In light of the Company’s non-compliance with these financial maintenance covenants for which the Company received a 90-day waiver, and given that it was probable that the Company would not have been in compliance with these covenants after the expiration of the 90-day waiver period and for the balance of 2009, advances under the 2007 Credit Facility and other debt obligations that contain cross-default and acceleration provisions have been recorded as current.  Therefore, during the fourth quarter of 2008, the Company classified its debt obligations under the 2007 Credit Facility, the 2016 Notes and the 2026 Debentures as current liabilities.

In February 2008, the Company repurchased $30 million of its outstanding 2009 Notes.  The loss associated with the early extinguishment of the debt was less than $1 million for the year ended December 31, 2008.

Debtor-in-Possession Credit Facility

On March 18, 2009, the Debtors entered into a $400 million senior secured DIP Credit Facility arranged by Citigroup Global Markets Inc. with Citibank, N.A. as Administrative Agent, subject to approval by the Bankruptcy Court.  On March 20, 2009, the Bankruptcy Court entered an interim order approving the Debtors access to $190 million of the DIP Credit Facility in the form of a $165 million term loan and a $25 million revolving credit facility.  The DIP Credit Facility closed on March 23, 2009 with the drawing of the $165 million term loan.  The initial proceeds were used to fund the termination of the 2009 U.S. Facility, pay fees and expenses associated with the transaction and to fund business operations.

On April 28, 2009, the Company, certain of its subsidiaries that are guarantors under the DIP Credit Facility, the banks, financial institutions and other institutional lenders party to the DIP Credit Facility (the “Lenders”), and Citibank, N.A., as Administrative Agent for the Lenders, entered into Amendment No. 1 to the DIP Credit Facility.  Amendment No. 1 amended the DIP Credit Facility to provide for, among other things, (i) an increase in the outstanding amount of inter-company loans the Debtors could make to the non-debtor foreign subsidiaries of the Company from $8 million to $40 million; (ii) a reduction in the required level of borrowing availability under the minimum availability covenant; and (iii) the elimination of the requirement to pay additional interest expense if a specified level of accounts receivable financing was not available to the Company’s European subsidiaries.  On April 29, 2009, the Bankruptcy Court granted final approval of the DIP Credit Facility, as amended pursuant to Amendment No. 1 thereto.  On May 4, 2009, the Company drew the $85 million balance of the $250 million term loan and used the proceeds together with cash on hand to fund the $86 million “roll up” of certain outstanding secured amounts owed to certain lenders under the 2007 Credit Facility as approved by the final order.

The DIP Credit Facility is comprised of the following:  (i) a $250 million non-amortizing term loan; (ii) a $64 million revolving credit facility; and (iii) an $86 million revolving credit facility representing the “roll-up” of certain outstanding secured amounts owed to lenders under the prior 2007 Credit Facility who made commitments under the DIP Credit Facility.  In addition, a sub-facility for letters of credit (“Letters of Credit”) in an aggregate amount of $50 million was available under the unused commitments of the revolving credit facilities.

On July 13, 2009, the Company and the parties to the DIP Credit Facility entered into Amendment No. 2 to the DIP Credit Facility subject to approvals by the Bankruptcy Court and the Company’s Board of Directors which approvals were obtained on July 14 and July 15, 2009, respectively.  Amendment No. 2 amended the DIP Credit Facility to provide for, among other things, an option by the Company to extend the maturity of the DIP Credit Facility for two consecutive three month periods subject to the satisfaction of certain conditions.  Prior to Amendment No. 2, the DIP Credit Facility matured on the earlier of 364 days from the first borrowing, the effective date of a Plan or the date of termination in whole of the Commitments (as defined in the DIP Credit Facility).

On January 15, 2010, the Company entered into Amendment No. 3 of the DIP Credit Facility that provided for, among other things, the consent of our DIP lenders to the sale of the PVC additives business.

On February 9, 2010, the Bankruptcy Court gave interim approval of the Amended and Restated DIP Credit Agreement by and among the Debtors, Citibank N.A. and the other lenders party thereto.  The Amended and Restated DIP Credit Agreement provides for a first priority and priming secured revolving and term loan credit commitment of up to an aggregate of $450 million.  The Amended and Restated DIP Credit Agreement consists of a $300 million term loan and a $150 million revolving credit facility.  The proceeds of the term loan under the Amended and Restated DIP Credit Agreement were used to, among other things, refinance the obligations outstanding under the DIP Credit Facility and provide working capital for general corporate purposes.  The Amended and Restated DIP Credit Agreement provided a substantial reduction in the Company’s financing costs through interest rate reductions and avoidance of the extension fees that would have been payable under the DIP Credit Facility in February and May 2010.  The Amended and Restated DIP Credit Agreement closed on February 12, 2010 with the drawings of the $300 million term loan.  On February 18, 2010, the Bankruptcy Court entered a final order providing full access to the Amended and Restated DIP Credit Agreement.  The Amended and Restated DIP Credit Agreement matures on the earlier of 364 days after the closing, the effective date of a Plan or the date of termination in whole of the Commitments (as defined in the Amended and Restated DIP Credit Agreement).

The Amended and Restated DIP Credit Agreement, as did the DIP Credit Facility, is secured by a super-priority lien on substantially all of the Company’s U.S. assets, including (i) cash; (ii) accounts receivable; (iii) inventory; (iv) machinery, plant and equipment; (v) intellectual property; (vi) pledges of the equity of first tier subsidiaries; and (vii) pledges of debt and other instruments.

Availability of credit under the Amended and Restated DIP Credit Agreement, as did the DIP Credit Facility, is equal to (i) the lesser of (a) the Borrowing Base (as defined below) and (b) the effective commitments under the DIP Credit Facility minus (ii) the aggregate amount of the DIP Loans and any undrawn or unreimbursed Letters of Credit.  Borrowing Base is the sum of (i) 80% of the Debtors’ eligible accounts receivable, plus (ii) the lesser of (a) 85% of the net orderly liquidation value percentage (as defined in the DIP Credit Facility) of the Debtors’ eligible inventory and (b) 75% of the cost of the Debtors’ eligible inventory, plus (iii) $275 million ($125 million under the DIP Credit Facility), less certain reserves determined in the discretion of the Administrative Agent to preserve and protect the value of the collateral.  As of December 31, 2009, extensions of credit outstanding under the DIP Credit Facility consisted of the $250 million term loan and Letters of Credit of $19 million.

Borrowings under the DIP Credit Facility term loans and the $64 million revolving facility bore interest at a rate per annum equal to, at the Company’s election, (i) 6.5% plus the Base Rate (defined as the higher of (a) 4%; (b) Citibank N.A.’s published rate; or (c) the Federal Funds rate plus 0.5%) or (ii) 7.5% plus the Eurodollar Rate (defined as the higher of (a) 3% or (b) the current LIBOR rate adjusted for reserve requirements).  Borrowings under the $86 million revolving facility bore interest at a rate per annum equal to, at the Company’s election, (i) 2.5% plus the Base Rate or (ii) 3.5% plus the Eurodollar Rate.  Additionally, the Company paid an unused commitment fee of 1.5% per annum on the average daily unused portion of the revolving facilities and a letter of credit fee on the average daily balance of the maximum daily amount available to be drawn under Letters of Credit equal to the applicable margin above the Eurodollar Rate applicable for borrowings under the applicable revolving DIP Credit Facility.  Certain fees were payable to the lenders upon the reduction or termination of the commitment and upon the substantial consummation of a Plan as defined in the DIP Credit Facility including an exit fee payable to the Lenders of 2% of “roll-up” commitments and 3% of all other commitments.  These fees were paid upon the funding of the term loan under the Amended and Restated DIP Credit Agreement.

Borrowings under the Amended and Restated DIP Credit Agreement term loan bear interest at a rate per annum equal to, at the Company’s election, (i) 3.0% plus the Base Rate (defined as the higher of (a) 3%; (b) Citibank N.A.’s published rate; or (c) the Federal Funds rate plus 0.5%) or (ii) 4.0% plus the Eurodollar Rate (defined as the higher of (a) 2% or (b) the current LIBOR rate adjusted for reserve requirements).  Borrowings under the $150 million revolving facility bear interest at a rate per annum equal to, at the Company’s election, (i) 3.25% plus the Base Rate or (ii) 4.25% plus the Eurodollar Rate.  Additionally, the Company pays an unused commitment fee of 1.0% per annum on the average daily unused portion of the revolving facilities and a letter of credit fee on the average daily balance of the maximum daily amount available to be drawn under Letters of Credit equal to the applicable margin above the Eurodollar Rate applicable for borrowings under the applicable revolving 2007 Credit Facility.

The obligations of the Company as borrower under the Amended and Restated DIP Credit Agreement, as did the DIP Credit Facility, are guaranteed by the Company’s U.S. subsidiaries who are Debtors in the Chapter 11 cases, which, together with the Company, own substantially all of the Company’s U.S. assets.  The obligations must also be guaranteed by each of the Company’s subsidiaries that become party to the Chapter 11 cases, subject to specified exceptions.

All amounts owing by the Company and the guarantors under the Amended and Restated DIP Credit Agreement, as did the DIP Credit Facility, and certain hedging arrangements and cash management services are secured, subject to a carve-out as set forth in the Amended and Restated DIP Credit Agreement (the “Carve-Out”), for professional fees and expenses (as well as other fees and expenses customarily subject to such Carve-Out), by (i) a first priority perfected pledge of (a) all notes owned by the Company and the guarantors and (b) all capital stock owned by the Company and the guarantors (subject to certain exceptions relating to their respective foreign subsidiaries) and (ii) a first priority perfected security interest in all other assets owned by the Company and the guarantors, in each case, junior only to liens as set forth in the Amended and Restated DIP Credit Agreement and the Carve-Out.

The Amended and Restated DIP Credit Agreement, as did the DIP Credit Facility, requires the Company to meet certain financial covenants including the following: (a) minimum cumulative monthly earnings before interest, taxes, and depreciation (“EBITDA”), after certain adjustments, on a consolidated basis; (b) a maximum variance of the weekly cumulative cash flows of the Debtors, compared to an agreed upon forecast; (c) minimum borrowing availability of $20 million; and (d) maximum quarterly capital expenditures.  In addition, the Amended and Restated DIP Credit Agreement contains covenants which, among other things, limit the incurrence of additional debt, operating leases, issuance of capital stock, issuance of guarantees, liens, investments, disposition of assets, dividends, certain payments, mergers, change of business, transactions with affiliates, prepayments of debt, repurchases of stock and redemptions of certain other indebtedness and other matters customarily restricted in such agreements.  As of December 31, 2009, the Company was in compliance with the covenant requirements of the DIP Credit Facility.

The Amended and Restated DIP Credit Agreement contains events of default, including, among others, payment defaults and breaches of representations and warranties, (such as non-compliance with covenants and the existence of a material adverse effect (as defined in the agreement)).

Other Debt Obligations

The Chapter 11 filing constituted an event of default under, or otherwise triggered repayment obligations with respect to, several of the debt instruments and agreements relating to direct and indirect financial obligations of the Debtors (collectively “Pre-petition Debt”).  All obligations under the Pre-petition Debt have become automatically and immediately due and payable.  The Debtors believe that any efforts to enforce the payment obligations under the Pre-petition Debt have been stayed as a result of the Chapter 11 cases.  As a result, interest accruals and payments for the unsecured Pre-petition Debt have ceased as of the petition date.  The amount of contractual interest expense not recorded in 2009 was approximately $63 million.  The Pre-petition Debt as of December 31, 2009 consisted of $500 million of 2016 Notes, $370 million of 2009 Notes, $150 million of 2026 Debentures (collectively the “Notes”), $152 million due in 2010 under the 2007 Credit Facility and $3 million of other borrowings.  Pursuant to the final order of the Bankruptcy Court approving the DIP Credit Facility, the Debtors have acknowledged the pre-petition secured indebtedness associated with the 2007 Credit Facility to be no less than $139 million (now $53 million after the “roll-up” in connection with the Company’s entry into the DIP Credit Facility).

The 2007 Credit Facility is guaranteed by certain U.S. subsidiaries of the Company (the “Domestic Subsidiary Guarantors”).  Pursuant to a 2007 Credit Facility covenant, the Company and the Domestic Subsidiary Guarantors were, in June of 2007, required to provide a security interest in the equity of their first tier subsidiaries (limited to 66% of the voting stock of first-tier foreign subsidiaries).  Under the terms of the indentures for the Notes, the Company was required to provide security for the Notes on an equal and ratable basis if (and for so long as) the principal amount of secured debt exceeded certain thresholds related to the Company’s assets.  The thresholds varied under each of the indentures.  In order to avoid having the Notes become equally and ratably secured with the 2007 Credit Facility obligations, the lenders agreed to limit the amount secured by the pledged equity to the maximum amount that would not require the Notes to become equally and ratably secured (the “Maximum Amount”).  In connection with the amendment and waiver agreement dated December 30, 2008, the Company and the Domestic Subsidiary Guarantors entered into a Second Amended and Restated Pledge and Security Agreement.  In addition to the prior pledge of equity granted to secure the 2007 Credit Facility obligations, the Company and the Domestic Subsidiary Guarantors granted a security interest in their inventory.  The value of this security interest continues to be limited to the Maximum Amount.

Prior to December 30, 2008, borrowings under the 2007 Credit Facility incurred interest at the EURIBO Rate (as defined in the 2007 Credit Facility agreement) plus a margin ranging from 0% to 1.6%.  A facility fee was payable on unused commitments at a rate ranging from 0.125% to 0.4%.  During the waiver period, the margin added to calculate interest rates increased from 0.60% to 2.60% per annum for base rate advances and from 1.60% to 3.60% per annum for EURIBO Rate advances.  Additionally, the unused commitment fee increased from 0.40% to 1.00% per annum.

Borrowings under the 2007 Credit Facility at December 31, 2009 were $152 million.  During the second quarter of 2009, borrowings under the 2007 Credit Facility were reduced by $86 million following the entry of the final order of the DIP Credit Facility by the Bankruptcy Court approving the “roll-up” of these advances.  Further, following the drawing of certain letters of credit issued under the 2007 Credit Facility, borrowings increased during 2009 by $49 million.

The Company has standby letters of credit and guarantees with various financial institutions the majority of which were issued under the 2007 Credit Facility.  Any additional drawings of letter of credits issued under the 2007 Credit Facility will be classified as liabilities subject to compromise in the Consolidated Balance Sheet.  At December 31, 2009, the Company had $52 million of outstanding letters of credit and guarantees primarily related to liabilities for environmental remediation, vendor deposits, insurance obligations and European value added tax obligations.  The outstanding letters of credit include $33 million issued under the 2007 Credit Facility and are pre-petition liabilities and $19 million issued under the DIP Credit Facility letter of credit sub-facility.  The Company also had $17 million of third party guarantees at December 31, 2009 for which it has reserved $2 million at December 31, 2009, which represents the probability weighted fair value of these guarantees.

Maturities

At December 31, 2009, the scheduled maturities of debt not subject to compromise primarily related to borrowings under the DIP Credit Facility are as follows: 2010 - $252 million; 2011 - $0 million; 2012 - $1 million; 2013 - $0 million; 2014 - $1 million and thereafter $0 million.

The Amended and Restated DIP Credit Agreement closed on February 12, 2010 with the drawing of the $300 million term loan.  The proceeds from the term loan under the Amended and Restated DIP Credit Agreement were used among other things, to refinance the obligations outstanding under the DIP Credit Facility and provide working capital for general corporate purposes.  The Amended and Restated DIP Credit Agreement matures on the earlier of 364 days after the closing, the effective date of a Plan or the date of termination in whole of the Commitments (as defined in the Amended and Restated DIP Credit Agreement).

Debt maturities exclude $1,175 million of liabilities subject to compromise as the Company cannot accurately forecast the future level and timing of the repayments given the inherent uncertainties associated with the Chapter 11 cases.

12) LEASES

At December 31, 2009, minimum rental commitments, primarily for buildings, land and equipment under non-cancelable operating leases, net of sublease income, amounted to $17 million (2010), $10 million (2011), $8 million (2012), $6 million (2013), $6 million (2014), $32 million (2015 and thereafter) and $79 million in the aggregate.  Sublease income is not significant in future periods.  Rental expenses under operating leases were $31 million (2009), $31 million (2008), and $34 million (2007), net of sublease income of $1 million (2008) and $10 million (2007).

Future minimum rental commitments exclude real property leases that have been rejected with Bankruptcy Court approval on or before December 31, 2009.

Future minimum lease payments under capital leases at December 31, 2009 were not significant.

Real estate taxes, insurance and maintenance expenses generally are obligations of the Company and, accordingly, are not included as part of rental payments.  It is expected that in the normal course of business, leases that expire will be renewed or replaced by similar leases.

13) INCOME TAXES

The components of earnings (loss) from continuing operations before income taxes and the income tax provision (benefit) are as follows:

(In millions)	2009	2008	2007

Pre-tax (Loss) Earnings from Continuing Operations:
Domestic	$(256)	$(721)	$(77)
Foreign	(28)	(277)	44
	$(284)	$(998)	$(33)

Income Tax Provision (Benefit)
Domestic
Current	$(3)	$4	$(6)
Deferred	(22)	(82)	(7)
	$(25)	$(78)	$(13)
Foreign
Current	$8	$43	$33
Deferred	22	8	(16)
	$30	$51	$17
Total
Current	$5	$47	$27
Deferred	—	(74)	(23)
	$5	$(27)	$4

The provision (benefit) for income taxes from continuing operations differs from the Federal statutory rate for the following reasons:

(In millions)	2009	2008	2007
Income tax benefit at the U.S. statutory rate	$(99)	$(349)	$(12)
Antitrust legal settlements	1	2	4
Foreign rate differential	40	24	1
State income taxes, net of federal benefit	1	(1)	7
Tax audit settlements	—	—	12
Valuation allowances	100	44	(1)
U.S. tax on foreign earnings	(1)	(11)	28
Nondeductible reorganizational expenses	15	—	—
Nondeductible expenses, / (nonincludable income) other	(1)	(3)	1
Post-petition interest expense	(22)	—	—
Goodwill	—	291	—
Income tax credits	(7)	1	(4)
Tax law changes	—	(1)	(10)
Surrender of insurance policies	—	—	7
Taxes attributable to prior periods	(21)	(15)	(26)
Other, net	(1)	(9)	(3)
Actual income tax provision (benefit)	$5	$(27)	$4

Deferred taxes are recorded based on differences between the book and tax basis of assets and liabilities using currently enacted tax rates and regulations. The components of the deferred tax assets and liabilities are as follows:

(In millions)	2009	2008
Deferred tax assets:
Pension and other post-retirement liabilities	$211	$203
Net operating loss carryforwards	229	168
Other accruals	58	77
Tax credit carryforwards	77	72
Accruals for environmental remediation	38	31
Inventories and other	31	23
Financial instruments	3	6
Total deferred tax assets	647	580
Valuation allowance	(380)	(191)
Net deferred tax assets after valuation allowance	267	389

Deferred tax liabilities:
Foreign earnings of subsidiaries	(153)	(178)
Property, plant and equipment	(67)	(108)
Intangibles	(32)	(18)
Other	(17)	(94)
Total deferred tax liabilities	(269)	(398)
Net deferred tax liability after valuation allowance	$(2)	$(9)

Net current and non-current deferred taxes from each tax jurisdiction are included in the following accounts:

(In millions)	2009	2008
Net current deferred taxes
Other current assets	$27	$10
Other current liabilities	—	(34)
Net non-current deferred taxes
Other assets	59	58
Other liabilities	(62)	(43)
Liabilities subject to compromise	(26)	—

The Company had valuation allowances related to U.S. operations of $310 million, $153 million and $69 million at December 31, 2009, 2008 and 2007, respectively.  The Company had valuation allowances related to foreign operations of $70 million, $38 million and $17 million at December 31, 2009, 2008 and 2007, respectively.  A valuation allowance has been provided for deferred tax assets where it is more likely than not these assets will expire before the Company is able to realize their benefit.  Of the $189 million change in the total valuation allowance during 2009, $142 million was recorded to the income tax provision in the Consolidated Statements of Operations and $47 million was recorded to other comprehensive income in the Consolidated Balance Sheet.  Of the $105 million change in the total valuation allowance during 2008 $44 million was recorded to the income tax provision in the Consolidated Statements of Operations and $56 million and $5 million was recorded to other comprehensive income and goodwill, respectively, in the Consolidated Balance Sheet.  The change in the valuation allowance was primarily related to management’s determination that the realization of its deferred tax assets is not more likely then not.  This valuation allowance will be maintained until it is more likely than not that remaining deferred assets will be realized.  When this occurs, the Company’s income tax expense will be reduced by a decrease in its valuation allowance, which could have a significant impact on the Company’s future earnings.

At December 31, 2009, the Company had gross federal, state, and foreign net operating loss (“NOL”) carryforwards of $385 million, $960 million, and $435 million, respectively.  The Company also had federal and state tax credit carryforwards of $74 million and $3 million, respectively.  State and foreign NOL’s and credits expire 2010-2029, federal credits expire 2010-2029 and federal NOL’s expire 2022-2029.

At December 31, 2008, the Company had gross federal, state, and foreign NOL carryforwards of $245 million, $812 million and $169 million, respectively.  The Company also has federal and state tax credits carry forwards of $68 million and $3 million, respectively.

The Company considers earnings of certain foreign subsidiaries to be indefinitely invested in their operations.  At December 31, 2009, such earnings amounted to $490 million.

The Company also has not recognized a deferred tax liability for the difference between the book basis and tax basis of investments in the common stock of foreign subsidiaries.  Such differences relate primarily to the unremitted earnings of both Witco’s and Great Lakes’ foreign subsidiaries prior to their mergers with the Company.  The basis difference in subsidiaries of Witco, acquired on September 1, 1999, is approximately $238 million and the basis difference in subsidiaries of Great Lakes, acquired on July 1, 2005, is approximately $67 million.  Estimating the tax liability that would arise if these earnings were repatriated is not practicable at this time.

During the year ended December 31, 2008, the Company recorded an increase to its liability for unrecognized tax benefits of approximately $19 million.  During the year ended December 31, 2009, the Company recorded a decrease to its liability for unrecognized tax benefits of approximately $9 million.  In accordance with ASC 740, the Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The beginning and ending amount of unrecognized tax benefits reconciles as follows:

(In millions)	2009	2008	2007
Balance, January 1	$85	$66	$56

Gross increases for tax positions taken during current year	2	16	—
Gross increases for tax positions taken during a prior period	45	29	21
Gross decreases for tax positions taken during a prior period	(44)	(12)	(10)
Gross decreases due to bankruptcy claims adjustment	(5)	—	—
Decreases from the expiration of the statute of limitations	(1)	(7)	(1)
Settlements / payments	(8)	(5)	—
Foreign currency impact	2	(2)	—

Balance, December 31	$76	$85	$66

The Company recognized $1 million, $3 million and $4 million of interest related to unrecognized tax benefits within tax expense in its Consolidated Statements of Operations in 2009, 2008 and 2007, respectively.  The Company also recognized in its Consolidated Balance Sheets at December 31, 2009 and 2008 a total amount of $12 million and $11 million of interest, respectively, related to unrecognized tax benefits.

The Company and its subsidiaries file income tax returns in the U.S., various U.S. states and certain foreign jurisdictions.  The Company has completed its federal examination through December 31, 2005.  The tax years 2006-2008 remain open to examination.

Foreign and United States jurisdictions have statutes of limitations generally ranging from 3 to 5 years.  The Company has a number of state, local and foreign examinations currently in process.  Major foreign exams in process include Canada, the Netherlands and the United Kingdom.

The Company believes it is reasonably possible that its unrecognized tax benefits may decrease by less than $1 million within the next year.  This reduction may occur due to the statute of limitations expirations or conclusion of examinations by tax authorities.  The Company further expects that the amount of unrecognized tax benefits will continue to change as the result of ongoing operations, the outcomes of audits, and the expiration of the statute of limitations.  This change is not expected to have a significant impact on the results of operations or the financial condition of the Company.

14) EARNINGS (LOSS) PER COMMON SHARE AND CAPITAL STOCK

The computation of basic earnings (loss) per common share is based on the weighted average number of common shares outstanding.  The computation of diluted earnings (loss) per common share is based on the weighted average number of common and common share equivalents outstanding.  The computation of diluted earnings (loss) per share equals the basic earnings (loss) per common share calculation since common stock equivalents were antidilutive due to losses from continuing operations.  The Company had no common stock equivalents in 2009 and 2008 for purposes of computing diluted earnings (loss) per share.   Common stock equivalents amounted to 0.5 million in 2007.

The weighted average common shares outstanding are 242.9 million, 242.3 million and 241.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The shares of common stock underlying the Company’s outstanding stock options of 6.8 million, 12.7 million and 6.3 million at December 31, 2009, 2008 and 2007, respectively, were excluded from the calculation of diluted earnings (loss) per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares as of such dates.  These options could be dilutive if the average share price increases and is greater than the exercise price of these options.  The Company’s performance-based restricted stock units (“RSUs”) of 0.5 million, 1.2 million and 1.5 million at December 31, 2009, 2008 and 2007, respectively, were also excluded from the calculation of diluted earnings (loss) per share because the specified performance criteria for the vesting of these RSUs had not yet been met.  These RSUs could be dilutive in the future if the specified performance criteria are met.

The Company is authorized to issue 500 million shares of $0.01 par value common stock.  There were 254.4 million and 254.1 million shares issued at December 31, 2009 and 2008, respectively, of which 11.5 million were held as treasury stock at December 31, 2009 and 2008.

The Company is authorized to issue 0.3 million shares of $0.10 par value preferred stock, none of which are outstanding.  On September 3, 1999, the Company declared a dividend distribution of one Preferred Share Purchase Right (“Rights”) on each outstanding share of common stock.  These Rights entitle stockholders to purchase one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $100.  The Rights are only exercisable if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer which, if successful, would result in ownership of 15% or more of the Company’s common stock.

15) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

An analysis of the Company’s comprehensive (loss) income for the years ended 2009, 2008 and 2007 are as follows:

(In millions)	2009	2008	2007
Net (loss) earnings	$(292)	$(971)	$5
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	51	(191)	144
Unrecognized pension and other post-retirement benefit costs	(78)	(186)	53
Change in fair value of derivatives	1	(1)	7
Comprehensive (loss) income	(318)	(1,349)	209
Comprehensive income attributable to the non-controlling interest	(1)	—	(10)
Comprehensive (loss) income attributable to Chemtura Corporation	$(319)	$(1,349)	$199

The components of accumulated other comprehensive loss, net of tax at December 31, 2009 and 2008 is as follows:

(In millions)	2009	2008
Foreign currency translation adjustment	$114	$63
Unrecognized pension and other post retirement benefit costs	(348)	(270)
Change in fair value of derivatives	—	(1)
Accumulated other comprehensive (loss) income	$(234)	$(208)

Reclassifications from other comprehensive (loss) income to COGS related to the Company’s natural gas price swap contracts aggregated to a $2 million pre-tax loss, $1 million pre-tax loss and $10 million pre-tax loss during 2009, 2008 and 2007, respectively.

16) STOCK INCENTIVE PLANS

The Company utilizes various employee stock-based compensation plans.  Awards under these plans are granted to eligible officers, management employees and non-employee directors.  Awards may be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and/or RSUs.  Under the plans, the Company issues additional shares of common stock upon the exercise of stock options or the vesting of RSUs.

All future issuances of shares of common stock under the Company’s stock-based compensation plans have been postponed as a result of the Chapter 11 cases.  Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of these securities.  Although the shares of the Company’s common stock continue to trade on the Pink Sheets, the trading prices may have little or no relationship to the actual recovery, if any, by the holders under any eventual Bankruptcy Court-approved Plan.  The opportunity for any recovery by holders of the Company’s common stock under such Plan is uncertain as all creditors’ claims must be met in full, with interest before value can be attributed to the common stock and, therefore, the shares of the Company’s common stock and certain employee stock based compensation plans, may be cancelled without any compensation pursuant to such Plan.

Description of the Plans

The Company has five plans that have been utilized to issue stock-based compensation awards to officers, management employees and non-employee directors, the 1988 Long-Term Incentive Plan (“1988 Plan”), the 1993 Stock Option Plan for Non-Employee Directors (“1993 Stock Option Plan”), the 1998 Long-Term Incentive Plan (“1998 Plan”), the 2001 Employee Stock Option Plan (“2001 Plan”) and the 2006 Chemtura Corporation Long-Term Incentive Plan (“2006 Plan”).  The 1988 Plan, the 1993 Stock Option Plan, the 1998 Plan and the 2001 Plan are closed to future equity grants.  The 2006 Plan permits the grant of various forms of stock-based compensation awards, including among other things, incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and RSUs.  The 2006 Plan provides for the issuance of a maximum of 10.5 million shares, of which 4.0 million have been granted.  Shares granted under the 2006 Plan pursuant to awards other than stock options and stock appreciation rights are limited to one-third of the total maximum number of shares available for award under the 2006 Plan.  Non-qualified and incentive stock options may be granted under the 2006 plan at prices equal to the fair market value of the underlying common shares on the date of the grant.  All outstanding stock options will expire not more than ten years from the date of the grant.

On July 27, 2009, the Organization, Compensation and Governance Committee of the Board of Directors (the “Committee”) adopted the Emergence Incentive Plan (“EIP”), subject to the approval of the Bankruptcy Court, which approval was received on July 28, 2009.  The EIP provides the opportunity for participants to earn an award that will be granted upon the Company’s emergence from Chapter 11 in the form of time-based RSUs and/or stock options, if feasible, and/or in cash.  The form of consideration will be determined by the Company’s Board of Directors upon emergence from Chapter 11.  The number of employees included in the EIP and the size of the award pool are based upon specific consolidated EBITDA levels achieved during the twelve month period that will immediately precede the Company’s emergence from Chapter 11.  The maximum award pool could amount to $17 million.  No awards have been granted under the EIP since the Company has not emerged from Chapter 11.

Total stock-based compensation expense, including amounts for RSUs and stock options, was $3 million, $5 million and $10 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Stock-based compensation expense was primarily reported in SG&A.  Approximately 80% of the compensation expense related to stock options was allocated to the operating segments in 2009, 2008 and 2007.  All other stock-based compensation expense has been allocated to Corporate.

Stock Option Plans

In February 2008 and December 2008, the Company’s Board of Directors approved the grant of stock options covering 2.7 million and 0.3 million shares, respectively, with an exercise price equal to the fair market value of the underlying common stock at the date of grant. These options vest ratably over a four year period.

In February 2007 and April 2007 the Board of Directors approved the grant of stock options covering 1.7 million and 0.1 million shares, respectively, with an exercise price equal to the fair market value of the underlying common stock at the date of grant.  These options vest ratably over a four year period.

The Company uses the Black-Scholes option-pricing model to determine the compensation expense related to stock options.  The Company has elected to recognize compensation cost for stock option awards granted equally over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  Using this method, the weighted average fair value of stock options granted during the years ended December 31, 2008 and 2007 was $3.38 and $5.40, respectively.  No stock options were granted in 2009. The Black-Scholes option-pricing model requires the use of various assumptions.  The following table presents the weighted average assumptions used:

	Year Ended December 31,
	2009	2008	2007
Dividend yield	N/A	2.3%	1.7%
Expected volatility	N/A	46%	48%
Risk-free interest rate	N/A	3.2%	4.6%
Expected life (in years)	N/A	6	6

The weighted average expected life of six years for the 2008 and 2007 grants reflects the simplified method, which defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. The Company continues to use the simplified method because there is insufficient data to develop a justifiable expected term.  Expected volatility for the 2008 and 2007 option grants is based primarily on historical volatility over the six years prior to the option grant date.

Changes during 2009, 2008 and 2007 in shares under option are summarized as follows:

				Weighted
				Average	Aggregate
				Remaining	Intrinsic
	Price Per Share		Shares	Contractual	Value
	Range	Average	(in millions)	Life	(in millions)
Outstanding at 1/1/07	$5.85-26.41	$11.77	15.2
Granted	7.54-12.06	11.95	1.9
Exercised	5.85-11.26	7.85	(0.9)		$3
Lapsed	5.85-26.41	16.56	(4.6)
Outstanding at 12/31/07	5.85-21.74	10.19	11.6	5.4	2
Granted	1.50-8.71	7.97	3.1
Exercised	5.85-8.34	8.13	(0.1)		—
Lapsed	5.85-21.74	11.27	(2.7)
Outstanding at 12/31/08	1.50-21.74	9.38	11.9	5.6	—
Lapsed	5.85-21.74	9.22	(5.5)
Outstanding at 12/31/09	$1.50-15.89	$9.52	6.4	5.7	$—

Exercisable at 12/31/07	$5.85-21.74	$9.71	8.7
Exercisable at 12/31/08	$5.85-21.74	$9.54	8.2
Exercisable at 12/31/09	$1.50-15.89	$10.05	4.4	4.6	$—

During the year ended December 31, 2009 and 2008, the Company had 6.5 million and 5.4 million shares available for grant respectively.

Total remaining unrecognized compensation cost associated with unvested stock options at December 31, 2009 was $2 million, which will be recognized over the weighted average period of approximately one year.

Restricted Stock Plans

In February 2008, the Board of Directors granted long-term incentive awards of 0.4 million time-based RSUs, which will vest three and a half years from the date of grant.  The Board of Directors also granted in February 2008 long-term incentive awards in the form of performance-based RSU’S for the 2008 to 2010 performance period.  The RSUs vest on February 1, 2011 upon the achievement of certain levels of cumulative consolidated EBITDA during the three year performance period.  EBITDA is adjusted to exclude certain categories of income and expense as defined in the award.  The awards are for a maximum of 0.8 million shares.

In February 2007 and February 2008, 0.1 million RSUs were granted to non-employee directors, which are to be settled upon termination of service from the Board of Directors.

In February 2007, the Board of Directors granted long-term incentive awards of 0.1 million time-based RSUs, which vest three and a half years from the date of grant.  The Board of Directors also granted in February 2007 long-term incentive awards in the form of performance-based RSUs for the 2007 to 2009 performance period.  The RSUs vest upon the achievement of certain levels of cumulative, consolidated EBITDA during the three year performance period.  EBITDA is adjusted to exclude certain categories of income or expense as defined in the award.  The awards are for a maximum of 0.5 million shares.  In April 2007, the Board of Directors granted additional performance based RSUs for the 2007 to 2009 performance period for a maximum of 0.1 million shares.  The RSUs for the 2007 to 2009 performance period were cancelled as the performance criteria was not achieved.

In December 2007, the Board of Directors granted long-term incentive awards of 0.1 million time-based RSUs, which vest ratably on the first, second and third anniversary of the grant.

The fair value of RSUs without market conditions is determined based on the number of shares granted and the quoted closing price of the Company’s stock at the date of grant. To determine the fair value of RSUs with market conditions, the Company uses the Monte Carlo simulation method.  The Company’s determination of the fair value of RSUs with market conditions on the date of grant is affected by its stock price as well as assumptions regarding a number of highly complex and subjective variables, including expected volatility and risk-free interest rate.  If other reasonable assumptions are used, the results may differ.

The fair value of all RSUs with market conditions is amortized on a straight-line vesting basis over the derived service periods.  In the case of accelerated vesting based on the market performance of the Company’s common stock, the compensation costs related to the vested awards that have not previously been amortized are recognized upon vesting.

RSUs award activity for the years ended December 31, 2009, 2008 and 2007 is as follows:

		Weighted
		Average	Aggregate
	Shares	Grant Date	Fair Value
	(in millions)	Fair Value	(in millions)
Unvested RSU awards, January 1, 2007	2.3	$8.70
Granted	1.0	11.25
Vested	(0.4)	9.69	$3
Canceled or expired	(0.7)	10.21
Unvested RSU awards, December 31, 2007	2.2	9.24	17
Granted	1.3	8.57
Vested	(0.4)	11.55	2
Canceled or expired	(1.1)	8.90
Unvested RSU awards, December 31, 2008	2.0	8.58	3
Canceled or expired	(0.8)	7.00
Unvested RSU awards, December 31, 2009	1.2	$9.51	$2

Total remaining unrecognized compensation expense associated with unvested RSUs at December 31, 2009 was $1 million, which will be recognized over the weighted average period of approximately one year.

Tax Benefits of Stock-Based Compensation Plans

Prior to the adoption ASC 718, any benefit the Company received from tax deductions resulting from the exercise of stock options and RSUs was presented in the cash flow from operations section of the Consolidated Statements of Cash Flows. ASC 718 requires the benefits of tax deductions in excess of grant-date fair value be presented in the cash flow from financing section of the Consolidated Statements of Cash Flows.  The Company did not obtain any cash tax benefit associated with shares exercised during the year ended December 31, 2009, 2008 and 2007 as the Company’s taxable income has been offset by net operating loss carry forwards and foreign tax credits. Cash proceeds received from option exercises during the years ended December 31, 2008 and 2007 were $1 million and $7 million, respectively.

The Company has an Employee Stock Purchase Plan (“ESPP”).  The ESPP permits eligible employees to annually elect to have up to 10% of their compensation withheld for the purchase of shares of the Company’s common stock at 85% of the average of the high and low sale prices on the date of purchase, up to a maximum of twenty five thousand dollars.  As of December 31, 2009, 0.5 million shares of common stock were available for future issuance under the ESPP.  The ESPP was suspended upon the Company’s Chapter 11 filing.

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

International employees are covered by various pension benefit arrangements, some of which are considered to be defined benefit plans for financial reporting purposes.  Assets of these plans are comprised primarily of equity investments, fixed-income investments and insurance contracts.  Benefits under these plans are primarily based upon levels of compensation.  Funding policies are based on legal requirements, tax considerations and local practices.

The Company also provides health and life insurance benefits for substantially all of its active domestic employees and certain retired and international employees.  These plans are generally not prefunded and are paid by the Company as incurred.

The Company adopted the balance sheet recognition provisions of ASC 715 as of December 31, 2006.  The Company adopted the change to the December 31 measurement date (from November) in 2008 and adjusted beginning retained earnings by $1 million before tax ($1 million net of taxes) as of January 1, 2008 accordingly.

Benefit Obligations

	Defined Benefit Pension Plans
	Qualified		International and				Post-Retirement
	Domestic Plans		Non-Qualified Plans				Health Care Plans
(In millions)	2009	2008	2009		2008		2009	2008
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$826	$817	$366		$488		$155	$157
Effect of change in asset measurement date	—	(1)	—		1		—	—
Service cost	1	1	3		4		1	1
Interest cost	50	49	22		25		8	9
Plan participants’ contributions	—	—	1		1		—	—
Actuarial (gains) losses	57	19	23		(21)		9	6
Foreign currency exchange rate	—	—	30		(97)		2	(4)
Benefits paid	(60)	(59)	(21)		(20)		(16)	(14)
Plan amendments	—	—	—		—		(9)	—
Curtailments	—	—	—		(6	)(a)	—	—
Settlements	—	—	(3	)(b)	(9	)(b)	—	—
Projected benefit obligation at end of year	$874	$826	$421		$366		$150	$155

Accumulated benefit obligation at end of year	$873	$824	$410		$355

Weighted-average year-end assumptions used to determine benefit obligations:
Discount rate	5.70%	6.00%	5.56%		5.82%		5.44%	6.01%
Rate of compensation increase	4.00%	4.00%	3.20%		3.17%
Rate of increase in the per capita cost of covered health care benefits							7.73%	7.64%

(a)              A curtailment for international non-qualified plans was incurred due to the elimination of future benefit accruals for plans.

(b)             Settlements are related to the impact of the Company’s restructuring programs on affected employees.

A 7.73% weighted-average rate of increase in the per capita cost of covered health care benefits was assumed for the accumulated post-retirement benefit obligation as of December 31, 2009.  The rate was assumed to decrease gradually to a weighted average rate of 5.0% over approximately the next 6 to 10 years.  Assumed health care cost trend rates have a significant effect on the post-retirement benefit obligation reported for the health care plans.  A one percentage point increase in assumed health care cost trend rates would increase the accumulated post-retirement benefit obligation by $7 million for health care benefits as of December 31, 2009.  A one percentage point decrease in assumed health care cost trend rates would decrease the accumulated post-retirement benefit obligation by $6 million for health care benefits as of December 31, 2009.

Plan Assets

	Defined Benefit Pension Plans
	Qualified		International and				Post-Retirement
	Domestic Plans		Non-Qualified Plans				Health Care Plans
(In millions)	2009	2008	2009		2008		2009	2008
Change in plan assets:
Fair value of plan assets at beginning of year	$630	$773	$186		$297		$—	$—
Effect of change in asset measurement date	—	—	—		9		—	—
Actual return on plan assets	55	(90)	30		(44)		—	—
Foreign currency exchange rate changes	—	—	23		(69)		—	—
Employer contributions	—	6	13		22		15	14
Plan participants’ contributions	—	—	1		1		—	—
Benefits paid	(60)	(59)	(20)		(21)		(15)	(14)
Settlements	—	—	(3	)(a)	(9	)(a)	—	—
Fair value of plan assets at end of year	$625	$630	$230		$186		$—	$—

(a)  Settlements are primarily related to the impact of the Company’s restructuring programs on affected employees.

The Company’s pension plan assets are managed by outside investment managers.  Assets are monitored monthly to ensure they are within the range of parameters as set forth by the Company.  The Company’s investment strategy with respect to pension assets is to achieve the expected rate of return within an acceptable or appropriate level of risk.  The Company’s investment strategy is designed to promote diversification, to moderate volatility and to attempt to balance the expected return with risk levels. The target allocations for qualified domestic plans are 50% equity securities, 45% fixed income securities and 5% to all other types of investments.  The target allocations for international pension plans are 62% equity securities, 36% fixed income securities and 2% to all other types of investments.  Equity securities include Chemtura’s common stock in the amount of $7 million as of December 31, 2008.  The Plans’ investment in Chemtura stock was sold during 2009.

The fair values of the Chemtura Corporation’s defined benefit pension plan assets at December 31, 2009, by asset category are as follows:

	Fair Value Measurements at December 31, 2009
	Defined Benefit Pension Plans
	Qualified Domestic Plans				International and Non-Qualified Plans
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S.equities (a)	$65	$65	$—	$—	$—	$—	$—	$—
International equities (a)	59	59	—	—	—	—	—	—
Pooled equity (b)	230	190	40	—	143	17	126	—
Preferred stock	1	—	1	—	—	—	—	—
Fixed income securities:
U.S. government bonds (c)	98	—	98	—	—	—	—	—
International government bonds (c)	—	—	—	—	1	—	1	—
U.S. corporate bonds (d)	125	—	125	—	—	—	—	—
International corporate bonds (d)	25	—	25	—	1	—	1	—
Pooled fixed income funds (e)	—	—	—	—	83	—	83	—
Private equity & other insturments (f)	—	—	—	—	1	—	—	1
Money market funds (g)	22	22	—	—	—	—	—	—
Cash & cash equivalents	—	—	—	—	1	1	—	—
	$625	$336	$289	$—	$230	$18	$211	$1

(a)         U.S. and international equities are comprised of shares of common stock in various sized U.S. and international companies from a diverse set of industries.  Common stock is valued at the closing price reported on the U.S. and international exchanges where the security is actively traded.

(b)         Pooled equity funds include mutual and collective funds that invest primarily in marketable equity securities of various sized companies in a diverse set of industries in various regions of the world.   Shares of publicly traded mutual funds are valued at the closing price reported on the U.S. and international exchanges where the underlying securities are actively traded.  Units of collective funds are valued at the per unit value determined by the fund manager, which in based on market price of the underlying securities.

(c)         U.S. and international government bonds include U.S. treasury, municipal and agency obligations and international government debt.  Such instruments are valued at quoted market prices for those instruments or on institutional bid valuations.

(d)        U.S. and international corporate bonds from a diverse set of industries and regions.  Such instruments are valued using similar securities in active markets and observable data or broker or dealer quotations.

(e)         Pooled fixed income funds are fixed income funds that invest primarily in corporate and government bonds.  Such instruments are valued using similar securities in active markets and observable data or broker or dealer quotations.

(f)           Private equity and other instruments include instruments for which there are significant unobservable inputs.  The decrease in the fair value of these assets was less than $1 million during 2009 and primarily relates to payments.

(g)        Money market funds primarily includes high-grade money market instruments with short maturities (less than 90 days).

Funded Status

The funded status at the end of the year, and the related amounts recognized on the statement of financial condition, are as follows:

	Defined Benefit Pension Plans
	Qualified		International and		Post-Retirement
	Domestic Plans		Non-Qualified Plans		Health Care Plans
(In millions)	2009	2008	2009	2008	2009	2008
Funded status, end of year:
Fair value of plan assets	$625	$630	$230	$186	$—	$—
Benefit obligations	874	826	421	366	150	155
Net amount recognized	$(249)	$(196)	$(191)	$(180)	$(150)	$(155)

Amounts recognized in the statement of financial position at the end of year consist of:
Noncurrent assets	$—	—	1	1	—	—
Current liability	—		(5)	(9)	(1)	(13)
Noncurrent liability	—	(196)	(158)	(172)	(16)	(142)
Liabilities subject to compromise	(249)	—	(29)	—	(133)	—
Net amount recognized	$(249)	$(196)	$(191)	$(180)	$(150)	$(155)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss/(gain)	$343	$288	$63	$54	$50	$44
Prior service cost/(credit)	1	2	—	—	(42)	(39)
	$344	$290	$63	$54	$8	$5

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2010 are as follows:

(In millions)	Qualified Domestic Plans	International and Non- Qualified Plans	Other Post- Retirement Health Care Plans
Actuarial (gain)/loss	$7	$1	$3
Prior service (credit)/cost	—	—	(4)
Total	$7	$1	$(1)

The current liabilities positions are included in accrued expenses on the Company’s Consolidated Balance Sheets and the non-current liabilities positions are shown as pension and post-retirement health care liabilities.  Domestic liabilities are included in liabilities subject to compromise.

The Company made no discretionary contributions to its domestic qualified pension plans in 2009 and $6 million of discretionary contributions in 2008. The Company’s funding assumptions for its domestic pension plans assume no significant change with regards to demographics, legislation, plan provisions, or actuarial assumptions or methods to determine the estimated funding requirements. The Pension Protection Act, which was passed in 2006, extends interest rate relief for qualified domestic pension plans until 2008, at which time a new methodology for determining required funding amounts will be phased in.  The Company contributed approximately $28 million and $20 million to its international pension, domestic non-qualified pension and post retirement plans in 2009 and 2008, respectively.  There were no discretionary payments for the international plans during 2009 and 2008.

The projected benefit obligation and fair value of plan assets for pension and post-retirement plans with a projected benefit obligation in excess of plan assets at December 31, 2009 and 2008 were as follows:

(In millions)	2009	2008
Projected benefit obligation in excess of plan assets at end of year:
Projected benefit obligation	$1,436	$1,339
Fair value of plan assets	845	808

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension and post-retirement plans with an accumulated benefit obligation in excess of plan assets at December 31, 2009 and 2008 were as follows:

(In millions)	2009	2008
Accumulated benefit obligation in excess of plan assets at end of year:
Projected benefit obligation	$1,286	$1,179
Accumulated benefit obligation	1,274	1,167
Fair value of plan assets	845	803

Expected Cash Flows

Information about the expected cash flows for the domestic qualified defined benefit plans, international and non-qualified defined benefit plans and post-retirement health care plans are as follows:

	Defined Benefit Pension Plans
(in millions)	Qualified Domestic Plans	International and Non-Qualified Plans	Post-Retirement Health Care Plans
Expected Employer Contributions:
2010	$—	$17	$14

Expected Benefit Payments (a):
2010	59	19	14
2011	58	19	14
2012	59	21	14
2013	59	22	13
2014	59	25	13
2015-2019	303	132	59

(a)         The expected benefit payments are based on the same assumptions used to measure the Company’s benefit obligation at the end of the year and include benefits attributable to estimated future employee service.

Net Periodic Cost

	Defined Benefit Pension Plans
	Qualified			International and			Post-Retirement
	Domestic Plans			Non-Qualified Plans			Health Care Plans
(In millions)	2009	2008	2007	2009	2008	2007	2009	2008	2007
Components of net periodic benefit cost (credit):

Service cost	$—	$1	$1	$3	$4	$7	$—	$1	$1
Interest cost	50	49	46	22	25	25	9	9	9
Expected return on plan assets	(56)	(63)	(62)	(18)	(21)	(20)	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	(6)	—	—
Recognized actuarial (gains) losses	5	7	7	1	1	4	2	2	2
Curtailment gain recognized	—	—	—	—	(6)	(1)	—	(3)	(3)
Settlement loss recognized	—	—	—	—	2	—	—	—	—
Other	—	—	—	—	1	1	1	—	—
Net periodic benefit cost (credit)	$(1)	$(6)	$(8)	$8	$6	$16	$6	$9	$9

	Defined Benefit Plans
	Qualified			International and			Post-Retirement
	Domestic Plans			Non-Qualified Plans			Health Care Plans
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Weighted-average assumptions used to determine net cost:

Discount rate	6.00%	6.00%	5.63%	5.90%	5.46%	4.68%	6.04%	5.87%	5.46%
Expected return on plan assets	7.75%	8.50%	8.50%	7.50%	7.50%	7.36%
Rate of compensation increase	4.00%	4.00%	4.00%	3.60%	3.22%	3.08%

The expected return on pension plan assets is based on our investment strategy, historical experience, and our expectations for long term rates of return.  The Company determines the long-term rate of return assumptions for the domestic and international pension plans based on its investment allocation between various asset classes.  The expected rate of return on plan assets is derived by applying the expected returns on various asset classes to the Company’s target asset allocation.  The expected returns are based on the expected performance of the various asset classes and are further supported by historical investment returns. The Company utilized a weighted average expected long-term rate of 7.75% on all domestic assets and a weighted average rate of 7.50% for the international plan assets for the year ended December 31, 2009.

Assumed health care cost trend rates have a significant effect on the service and interest cost components reported for the health care plans. A one percentage point increase in assumed health care cost trend rates increases the service and interest cost components of net periodic post-retirement health care benefit cost by less than $1 million for 2009.  A one percentage point decrease in assumed health care cost trend rates decreases the service and interest cost components of net periodic post-retirement health care benefit cost by less than $1 million for 2009.

The Company’s cost of its defined contribution plans was $13 million for 2009 and $18 million for 2008 and 2007.

18) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s activities expose its earnings, cash flows and financial condition to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and energy prices.  The Company maintained a risk management strategy that used derivative instruments to mitigate risk against foreign currency movements and to manage energy price volatility.  In accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”), the Company recognizes in accumulated other comprehensive loss (“AOCL”) any changes in the fair value of all derivatives designated as cash flow hedging instruments.  The Company does not enter into derivative instruments for trading or speculative purposes.

The Company used price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases.  These contracts were designated as hedges of a portion of the Company’s forecasted natural gas purchases, and these contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based.  The differential paid or received as natural gas prices change is reported in AOCL.  These amounts are subsequently reclassified into COGS when the related inventory layer is sold.  These contracts have been terminated by the counterparties due to the Company’s Chapter 11 cases and have been classified as liabilities subject to compromise.  As of the termination date, the contracts were deemed to be effective and the Company has maintained hedge accounting given that the forecasted hedge transactions are probable.  At December 31, 2009, the Company had no outstanding price swaps since the contracts expired in December 2009.  At December 31, 2008, the Company had outstanding price swaps with an aggregate notional amount of approximately $6 million, based on the contract price and outstanding quantities of 910 million BTU’s at December 31, 2008.

All price swap contracts have been entered into with major financial institutions.  The risk associated with these transactions is the cost of replacing these agreements at current market rates in the event of default by the counterparties.  Management believes the risk of incurring such losses is remote.  In the fourth quarter of 2007, the Company ceased the purchase of additional price swap contracts as a cash flow hedge of forecasted natural gas purchases and established fixed price contracts with physical delivery with its natural gas vendor.  All price swap contracts have matured as of December 31, 2009.

The Company has exposure to changes in foreign currency exchange rates resulting from transactions entered into by the Company and its foreign subsidiaries in currencies other than their local currency (primarily trade payables and receivables).  The Company is also exposed to currency risk on intercompany transactions (including intercompany loans).  The Company manages these transactional currency risks on a consolidated basis, which allows it to net its exposure.  The Company has traditionally purchased foreign currency forward contracts, primarily denominated in Euros, British Pound Sterling, Canadian dollars, Mexican Pesos and Australian dollars to manage its transaction exposure.  These contracts are generally recognized in other income (expense), net to offset the impact of valuing recorded foreign currency trade payables, receivables and intercompany transactions.  The Company has not designated these derivatives as hedges, although it believes these instruments reduce the Company’s exposure to foreign currency risk.  The aggregate notional amount of these contracts at December 31, 2008 was approximately $520 million.  However, as a result of the changes in the Company’s financial condition, it no longer has financing arrangements that provide for the capacity to purchase foreign currency forward contracts or hedging instruments to continue its prior practice.  As a result, the Company’s ability to hedge changes in foreign currency exchange rates resulting from transactions was limited beginning in the first quarter of 2009.  The net effect of the realized and unrealized gains and losses on these derivatives and the underlying transactions resulted in a pre-tax loss of $23 million, a pre-tax gain of $25 million and a pre-tax gain of $11 million in 2009, 2008 and 2007, respectively.

The following table summarizes the fair value amounts of the Company’s derivative instruments by location on the balance sheet for the years ended December 31, 2009 and 2008:

	Asset Derivatives			Liability Derivatives
		2009	2008		2009	2008
(In millions)	Balance Sheet Classification	Fair Value	Fair Value	Balance Sheet Classification	Fair Value	Fair Value
Derivatives designated as hedging instruments:
Commodity contracts				Accrued expenses	$—	$(2)

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$—	$58	Accrued expenses	—	(24)

Total derivatives		$—	$58		$(2)	$(26)

The following table summarizes the effect of derivative instruments on the Company’s Consolidated Statements of Operations for the years ended December 31, 2009 and 2008:

Derivatives in Cash Flow Hedging	Gain (Loss) Recognized in OCI (Effective Portion)		Classification of Derivative Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Relationships	2009	2008	(Effective Portion)	2009	2008
Commodity contracts	—	(2)	Cost of goods sold	(2)	(1)

Derivatives Not Designated as Hedging	Classification of Gain (Loss)	Amount of Gain (Loss) Recognized in Income
Relationships	Recognized in Income	2009	2008
Foreign exchange contracts	Other income (expense)	(26)	(39)

19) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The carrying amounts for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities, excluding liabilities subject to compromise, approximate their fair value because of the short-term maturities of these instruments.  The fair value of debt is based primarily on quoted market values.  For debt that has no quoted market value, the fair value is estimated by discounting projected future cash flows using the Company’s incremental borrowing rate.  The fair value of the foreign currency forward contracts is the amount at which the contracts could be settled based on current spot rates.  The fair value of price swap contracts is the amount at which the contracts could be settled based on independent quotes.

The following table presents the carrying amounts and estimated fair values of material financial instruments used by the Company in the normal course of its business:

	2009		2008
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value

Total debt	$(1,430)	$(1,459)	$(1,204)	$(850)
Foreign currency forward contracts	$—	$—	$34	$34
Price swap contracts	$—	$—	$(2)	$(2)

Total debt includes liabilities subject to compromise with a carrying amount of $1.2 billion (fair value of $1.2 billion).

Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of guidance now codified under ASC 820 with respect to its financial assets and liabilities that are measured at fair value within the financial statements on a recurring basis.  ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  The fair value hierarchy specified by ASC 820 is as follows:

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

The following table presents the Company’s assets and liabilities that are measured and carried at fair value on a recurring basis.

	2009		2008
(In millions)	Level 1	Level 2	Level 1	Level 2
Assets
Derivative instruments (a)	$—	$—	$—	$58
Investments held in trust related to a nonqualified deferred compensation plan (b)	1	—	1	—
Assets at fair value	$1	$—	$1	$58

Liabilities
Derivative instruments (a)	$—	$—	$—	$26
Deferred compensation liability (b)	1	—	1	—
Liabilities at fair value	$1	$—	$1	$26

(a)         Derivative instruments include foreign currency forward contracts and commodity price swaps.  These fair values were measured based upon quoted prices for similar assets and liabilities in active markets.

(b)        Represents the deferral of compensation, the Company’s match and investment earnings related to the Company’s Supplemental Savings Plan. These securities are considered general assets of the Company until distributed to the participant and are included in other assets in the Consolidated Balance Sheets. A corresponding liability is included in liabilities subject to compromise at December 31, 2009 and other liabilities at December 31, 2008 in the Consolidated Balance Sheets. Quoted market prices were used to determine fair values of the investments held in a trust with a third-party brokerage firms.

Level 3 fair value measurements are utilized by the Company in its impairment reviews of Goodwill (see Note 10 — Goodwill and Intangible Assets).  Fair value measurements of benefit plan assets included in net benefit plan liabilities are discussed in Note 17 — Pension and Other Post-Retirement Plans.

20) ASSET RETIREMENT OBLIGATIONS

The Company applies the provisions of guidance now codified under ASC Topic 410, Asset Retirements and Environmental Obligations (“ASC 410”), which require companies to make estimates regarding future events in order to record a liability for asset retirement obligations in the period in which a legal obligation is created.  Such liabilities are recorded at fair value, with an offsetting increase to the carrying value of the related long-lived assets.  The fair value is estimated by discounting projected cash flows over the estimated life of the assets using the Company’s credit adjusted risk-free rate applicable at the time the obligation is initially recorded.  In future periods, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset.  The Company also adjusts the liability for changes resulting from revisions to the timing or the amount of the original estimate.  Upon retirement of the long-lived asset, the Company either settles the obligation for its recorded amount or incurs a gain or loss.

The Company’s asset retirement obligations include estimates for all asset retirement obligations identified for its worldwide facilities.  The Company’s asset retirement obligations are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases at approximately 22 facilities, legal obligations to close approximately 95 brine supply, brine disposal, waste disposal, and hazardous waste injection wells and the related pipelines at the end of their useful lives, and decommissioning and decontamination obligations that are legally required to be fulfilled upon closure of approximately 37 of the Company’s manufacturing facilities.

The following is a summary of the change in the carrying amount of the asset retirement obligations during 2009 and 2008, the net book value of assets related to the asset retirement obligations at December 31, 2009 and 2008 and the related depreciation expense recorded in 2009 and 2008.

(In millions)	2009	2008
Asset retirement obligation balance at beginning of year	$23	$26
Liabilities assumed (includes purchase accounting adjustments)	—	2
Accretion expense — cost of goods sold (a)	4	4
Payments	(2)	(8)
Foreign currency translation	1	(1)
Asset retirement obligation balance at end of year	$26	$23

Net book value of asset retirement obligation assets at end of year	$2	$2

Depreciation expense	$1	$1

(a) The 2009 and 2008 accretion expense included $1 million and $3 million, respectively, primarily due to the acceleration of the recognition of asset retirement obligations for several of the Company’s leased sites and manufacturing facilities resulting from revisions to the estimated lease termination or closure dates.

At December 31, 2009, $9 million of the asset retirement obligation balance was included in accrued expenses, $15 million was included in other liabilities and $2 million was included in liabilities subject to compromise on the Consolidated Balance Sheet.  At December 31, 2008, $7 million was included in accrued expenses and $16 million was included in other liabilities on the Consolidated Balance Sheet.

21) LEGAL PROCEEDINGS AND CONTINGENCIES

The Company is involved in claims, litigation, administrative proceedings and investigations of various types in a number of jurisdictions.  A number of such matters involve, or may involve, claims for a material amount of damages and relate to or allege environmental liabilities, including clean-up costs associated with hazardous waste disposal sites, natural resource damages, property damage and personal injury.  As a result of the Chapter 11 cases, substantially all pre-petition litigation and claims against the Debtors have been stayed.  Accordingly, unless indicated otherwise, each case described below is stayed.

Chapter 11 Claims Assessment

The Bankruptcy Court established October 30, 2009 as the Bar Date.  Under certain limited circumstances, some creditors may be permitted to file proofs of claim after the Bar Date.  Accordingly, it is possible that not all potential proofs of claim were filed as of the filing of this Annual Report.

As of March 5, 2010, the Debtors have received approximately 15,300 proofs of claim covering a broad array of areas.  Approximately 8,000 proofs of claim have been asserted in “unliquidated” amounts or contain an unliquidated component that are treated as being asserted in “unliquidated” amounts.  Excluding proofs of claim in “unliquidated” amounts, the aggregate amount of proofs of claim filed totaled approximately $23.6 billion.  The table below summarizes the proofs of claim by type and amount (in millions) as of the filing of this Annual Report.

Claim Type	No. of Claims	Amount
Environmental	254	$247
Litigation	10,742	9,361
PBGC	324	13,634
Employee, Benefits & Wages	1,115	43
Bond	32	152
Trade	1,985	154
503(b)(9)	68	6
Other	783	41
Total	15,303	$23,638

The Company is in the process of evaluating the amounts asserted in and the factual and legal basis of the proofs of claim filed against the Debtors.  Based upon the Company’s initial review and evaluation, which is continuing, a significant number of proofs of claim are duplicative and/or legally or factually without merit.  As to those claims, the Company has filed or intends to file objections with the Bankruptcy Court.  On February 23, 2010, in response to the Company’s omnibus objections filed on February 2, 2010 to approximately 4,300 proofs of claim, the Bankruptcy Court expunged 4,147 proofs of claim totaling approximately $46 million.  Since the Bar Date and as of March 5, 2010, 883 proofs of claim have been withdrawn totaling approximately $12 million.  The Pension Benefit Guaranty Corporation (“PBGC”) filed 324 proofs of claim totaling $13.6 billion.  The Company believes that these proofs of claim are duplicative as 12 proofs of claim have been filed against each of the 27 Debtors.   Excluding the duplicative proofs of claim, the PBGC filed 12 proofs of claim totaling approximately $500 million.

The Company has recognized $73 million as changes in estimates related to expected allowable claims in liabilities subject to compromise in the Consolidated Financial Statements.  As the Debtors complete the process of evaluating and/or resolving the proofs of claim, appropriate adjustments to the Consolidated Financial Statements will be made.  Adjustments may also result from actions of the Bankruptcy Court, settlement negotiations, rejection of executory contracts and real property leases, determination as to the value of any collateral securing claims and other events.  For additional information on liabilities subject to compromise, see Note 4 — Liabilities Subject to Compromise and Reorganization Items, Net in the Notes to Consolidated Financial Statements.

Environmental Liabilities

The Company is involved in environmental matters of various types in a number of jurisdictions.  A number of such matters involve claims for material amounts of damages and relate to or allege environmental liabilities, including clean up costs associated with hazardous waste disposal sites and natural resource damages.  As part of the Chapter 11 cases, the Debtors expect to retain responsibility for environmental cleanup liabilities relating to currently owned or operated sites (i.e., sites that remain part of the Debtors’ estate) and discharge in the Chapter 11 cases liabilities relating to formerly owned or operated sites and third-party sites (i.e., sites that are no longer or never were part of the Debtors’ estate).  To that end, on November 3, 2009, the Debtors initiated an Adversary Proceeding against the United States and various States seeking a ruling from the Bankruptcy Court that the Debtors’ liabilities with respect to formerly owned or operated sites and third-party sites are dischargeable in the Chapter 11 cases.  On January 19, 2010, the Debtors filed an amended complaint.  In view of the issues of law raised in the pleadings, estimates relating to environmental liabilities with respect to formerly owned or operated sites and third-party sites, or offers made to settle such liabilities, are classified as liabilities subject to compromise in the Company’s Consolidated Balance Sheet.  See Note 4 — Liabilities Subject to Compromise and Reorganization Items, Net.

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts.  For each site where the cost of remediation is probable and reasonably estimable, the Company determines the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operation and maintenance expenditures, the Company accrues on an undiscounted basis for a period of generally 10 years those costs which the Company believes are probable and reasonably estimable.  In addition, where settlement offers have been extended to resolve an environmental liability as part of the Chapter 11 cases, the amounts of those offers have been accrued and are reflected in the Consolidated Balance sheet as liabilities subject to compromise.  See Note 4 — Liabilities Subject to Compromise and Reorganization Items, Net.

The total amount accrued for such environmental liabilities as of December 31, 2009 and December 31, 2008, was $122 million and $107 million, respectively.  At December 31, 2009 and December 31, 2008, $16 million and $12 million, respectively, of these environmental liabilities were reflected as accrued expenses, $64 million and $95 million, respectively, were reflected as other liabilities and as of December 31, 2009, $42 million was classified as liabilities subject to compromise on the Consolidated Balance Sheets.  The Company estimates that environmental liabilities could range up to $164 million at December 31, 2009.  The Company’s accruals for environmental liabilities include estimates for determinable clean-up costs.  The Company recorded a pre-tax charge of $20 million in 2009, $5 million in 2008 and $4 million in 2007, to increase its environmental liabilities and made payments of $9 million in 2009 and $15 million in 2008 for clean-up costs, which reduced its environmental liabilities.  At certain sites, the Company has contractual agreements with certain other parties to share remediation costs.  The Company has a receivable of $12 million at December 31, 2009 and December 31, 2008 to reflect probable recoveries.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed the Company’s present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted, and as negotiations with respect to certain sites continue or as certain liabilities relating to such sites are resolved as part of the Chapter 11 cases.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), and comparable state statutes, impose strict liability upon various classes of persons with respect to the costs associated with the investigation and remediation of waste disposal sites.  Such persons are typically referred to as “Potentially Responsible Parties” or PRPs.  The Company and several of its subsidiaries have been identified by federal, state or local governmental agencies or by other PRPs, as a PRP at various locations in the United States.  Because in certain circumstances these laws have been construed to authorize the imposition of joint and several liability, the Environmental Protection Agency (“EPA”) and comparable state agencies could seek to recover all costs involving a waste disposal site from any one of the PRPs for such site, including the Company, despite the involvement of other PRPs.  In many cases, the Company is one of a large number of PRPs with respect to a site.  In a few instances, the Company is the sole or one of only a handful of PRPs performing investigation and remediation.  Where other financially responsible PRPs are involved, the Company expects that any ultimate liability resulting from such matters will be apportioned between the Company and such other parties.  The Company presently anticipates that many, if not all, of the Debtors’ CERCLA and comparable liabilities with respect to pre-petition activities and relating to third-party waste sites will be resolved as part of the Chapter 11 cases.  In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.  The more significant of these matters are described below.  As discussed above, the Debtors presently intend to retain environmental clean up responsibility at currently owned or operated sites and discharge in the Chapter 11 cases liabilities relating to formerly owned or operated sites and third-party sites.

Governmental Investigation Alleging Violations of Environmental Laws

Conyers - Clean Air Act Investigation — The U.S. EPA is investigating alleged violations of law by the Company arising out of the General Duty Clause of the Clean Air Act, the emergency release notification requirements of CERCLA and/or the Emergency Planning and Community Right to Know Act, and the Clean Water Act and is seeking a penalty and other relief in excess of one hundred thousand dollars. The Company intends to assert all meritorious legal defenses to these alleged violations and will continue to assess relevant facts and attempt to negotiate an acceptable resolution with the EPA. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s financial condition, results of operation or cash flows.

Litigation and Claims

Tricor

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

The case was bifurcated and in July 2007, the California Superior Court, Kern County, entered an interlocutory judgment finding liability against the Company based on breach of contract.  Thereafter, Tricor elected to terminate the contract and seek monetary damages in the amount of $31 million (plus attorneys fees) based on the alleged cost of cleaning up the Refinery.  The damages phase of the trial began in November 2008 and the testimony phase of the trial was completed on March 16, 2009.  The Company calculated cleanup costs at approximately $2 million.  Post-trial briefing of the case was stayed by the Chapter 11 cases, but the stay was subsequently lifted by stipulation of the parties and approval of the Bankruptcy Court.  Briefing was concluded on November 3, 2009.  On January 28, 2010, the California Superior Court rendered a judgment awarding damages to Tricor in the amount of approximately $3 million including interest and costs.  Tricor did not seek damages with respect to Mt. Poso, and the parties have entered into a tolling agreement relating to this aspect of the case.  The California Court’s decision relieved Tricor of any obligation to take title to any portion of Mt. Poso.  While Tricor has a right to appeal, the Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Conyers

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

The Debtors are currently in discussions with the claimants to resolve their claims amicably.  In addition, at the time of the fire, the Company maintained, and continues to maintain, property and general liability insurance.  The Company believes that its general liability policies will adequately cover any third-party claims and legal and processing fees in excess of the amounts that were recorded through December 31, 2009.

Albemarle Corporation

In May 2002, Albemarle Corporation filed two complaints against the Company in the United States District Court for the Middle District of Louisiana, one alleging that the Company infringed three process patents held by Albemarle Corporation relating to bromine vacuum tower technology, and the other alleging that the Company infringed or contributed to or induced the infringement of a patent relating to the use of decabromodiphenyl ethane as a flame retardant in thermoplastics. On a motion by the Company and over Albemarle’s objection, the cases were consolidated.  In addition, the Company filed a counterclaim with the District Court in the flame retardant cases, alleging, among other things, that the Albemarle patent is invalid or was obtained as a result of inequitable conduct from the United States Patent and Trademark Office.  In March 2004, Albemarle amended its consolidated complaint to add additional counts of patent infringement and trade secret violations.  On October 25, 2005, Albemarle filed a complaint against the Company and Great Lakes Chemical Corporation in the United States District Court for the Middle District of Louisiana alleging that the Company and Great Lakes infringed a recently granted U.S. patent held by Albemarle relating to a decabromodiphenyl ethane “wet cake” intermediate product.  On December 24, 2009, the Company and Abemarle reached a settlement agreement whereby each company granted cross-licenses to the other with respect to each other’s decabromodiphenyl ethane products, as well as other terms and conditions.  On January 21, 2010, the settlement was approved by the Bankruptcy Court.  On January 29, 2010, the two complaints in the Middle District of Louisiana were dismissed with prejudice.  This matter is now concluded.

Diacetyl Litigation

Beginning in 2004, food industry factory workers began alleging that exposure to diacetyl, a butter flavoring ingredient widely used in the food industry between 1982 and 2005, caused respiratory illness.  Product liability actions were filed throughout the United States alleging that diacetyl was defectively designed and manufactured and that diacetyl manufacturers and distributors had failed to properly warn the end users of diacetyl’s dangers.  Currently, there are eighteen diacetyl lawsuits pending against the Company and/or Chemtura Canada Co./Cie (“Chemtura Canada”), a wholly-owned subsidiary, among others.

On June 17, 2009, the Company filed an Adversary Proceeding in the Bankruptcy Court seeking to extend the automatic stay to Chemtura Canada, a non-debtor, and Citrus & Allied Essences, Ltd. (“Citrus”), Chemtura Canada’s exclusive reseller in North America, in connection with all current and future product liability actions involving diacetyl.  The Bankruptcy Court granted the Company’s request for a temporary restraining order on June 23, 2009.  The Company also filed a motion seeking to transfer existing diacetyl-related claims against the Company, Chemtura Canada and Citrus to the U.S. District Court for the Southern District of New York, with the goal of resolving the diacetyl litigation as effectively and expeditiously as possible.  That motion was granted by Order dated January 22, 2010 and the District Court referred all transferred and consolidated claims to the Bankruptcy Court for resolution.

The Company believes that it and Chemtura Canada have significant insurance coverage with respect to these claims, subject to various self-insured retentions, limits and terms of coverage.  The first layer carriers who issued “occurrence” based policies to the Company and Chemtura Canada, which policies should provide coverage for these diacetyl claims, are all American International Group (“AIG”) companies.  AIG has reserved its rights to deny coverage under those policies with respect to the Company and Chemtura Canada.  On February 4, 2010, AIG filed a lawsuit against Chemtura Canada and Zurich Insurance Company in the Supreme Court of New York seeking, among other things, a declaration relieving AIG of its coverage obligations with respect to Chemtura Canada.  In addition, AIG filed a motion to lift the automatic stay seeking to add the Company to its state court lawsuit so that AIG could seek a determination of its coverage obligations as to the Company.  The Company has opposed that motion.  On February 25, 2010, Chemtura Canada filed a notice of removal of the AIG lawsuit to the US District Court for the Southern District of New York.  On March 3, 2010, the Company and Chemtura Canada filed an Adversary Proceeding in the Bankruptcy Court against AIG, seeking a declaration of AIG’s obligations to indemnify and defend both Chemtura and Chemtura Canada, subject to various self-insured retentions, limits and terms of coverage.  While the Company believes that the issues concerning insurance coverage for these matters should be resolved in the Bankruptcy Court, no determination has yet been made by the court concerning which action shall proceed or in which such action will proceed.

The diacetyl claims could, either individually or in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company has developed a range of the estimated loss for diacetyl-related claims.  As of December 31, 2009, the Company has recorded a liability related to these claims at the minimum of this range.

Biolab UK

This matter involves a criminal prosecution by United Kingdom (“UK”) authorities against Biolab UK Limited (“Biolab UK”) arising out of a September 4, 2006 fire at Biolab UK’s warehouse in Andoversford Industrial Estate near Cheltenham.  The exact cause of the fire has not been determined.  In this matter, it is alleged that the fire caused a water main at the warehouse to melt, and that the combination of contaminated fire suppression water and water from the melted water main overloaded the facility’s water containment system, causing that water to flow off the warehouse property and into the River Coln, a public river.  The event is alleged to have caused a fish kill and environmental damage.  The fire is also alleged to have caused a plume of smoke to travel from the facility, resulting in the evacuation of nearby residences and businesses, as well as a small property damage claim which has been resolved, and one personal injury claim which is pending.  On July 14, 2009, the UK Environmental Agency (“EA”) commenced a criminal action against Biolab UK.  The EA brought 5 charges, one charge alleging pollution of controlled waters (the River Coln) in violation of the Water Resources Act 1991 (“WRA”), a strict liability statute, and four charges alleging various violations of the Control of Major Accident Hazards Regulations 1999 (“COMAH”).  This matter is currently pending in the Magistrate’s Court in Gloucester County.  The Company is defending this action, and expert evaluation is currently in progress.

Each quarter the Company evaluates and reviews pending claims and litigation to determine the amount, if any, that should be accrued with respect to such matters.  As of December 31, 2009 and December 31, 2008, the Company’s accrual for probable and reasonably estimable liabilities in the legal proceedings described above is immaterial.  In addition, the related receivable to reflect probable insurance recoveries is also immaterial.

The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters.  The resolution of the legal proceedings now pending or hereafter asserted against the Company could require the Company to pay costs or damages in excess of its present estimates, and as a result could, either individually or in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Antitrust Investigations and Related Matters

Rubber Chemicals

On May 27, 2004, the Company pled guilty to one-count charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period July 1995 to December 2001.  The U.S. federal district court imposed a fine of $50 million, payable in six annual installments, without interest, beginning in 2004.  In light of the Company’s cooperation with the U.S. Department of Justice (“DOJ”), the court did not impose any period of corporate probation.  On May 28, 2004, the Company pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada.  The Canadian federal court imposed a sentence requiring the Company to pay a fine of CDN $9 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004.  The Company paid (in U.S. dollars) $2 million in 2005, $7 million in 2006, $12 million in 2007 and $17 million in 2008.  A reserve of $10 million was included in liabilities subject to compromise at December 31, 2009 and a reserve of $18 million was included in accrued expenses at December 31, 2008.  On May 26, 2009, the U.S. District Court for the Northern District of California signed a joint stipulation and order modifying the fine and the payment schedule for the final installment of $16 million of the original $50 million due to be paid on May 27, 2009.  Under the court’s order, the Company will pay a total of $10 million in four installments: $2.5 million on or before June 30, 2009; $2.5 million on or before December 31, 2009; $2.5 million on or before June 30, 2010; and $2.5 million on or before December 31, 2010.  The Company also negotiated an agreement with Canadian authorities whereby the Company would pay a total of CDN $1.8 million (approximately U.S. $1.6 million) in satisfaction of the outstanding amount on the Canadian fine according to the following schedule:  CDN $450,000 (approximately U.S. $390,000) on or before June 30, 2009; CDN $450,000 (approximately U.S. $390,000) on or before December 31, 2009; CDN $450,000 (approximately U.S. $390,000) on or before June 30, 2010; and CDN $450,000 (approximately U.S. $390,000) on or before December 31, 2010.  After receiving Bankruptcy Court approval, the Company paid the first and second installments of $5 million and CDN $0.9 million (approximately U.S. $0.8 million) in July 2009 and December 2009.

European Union (“EU”) Investigations

The Company and certain of its subsidiaries (collectively referred to as the “Company” in this paragraph) were subjects of an investigation conducted by the European Commission (“EC”) with respect to possible antitrust violations relating to the sale and marketing of various classes of heat stabilizers. Such investigations concerned anticompetitive practices, including price fixing and customer or market allocations, undertaken by the Company and certain of its officers and employees.  The Company cooperated with the EC’s investigation.  As a result, the Company received from the EC written assurances of conditional amnesty with respect to certain classes of heat stabilizers. The assurances of amnesty were conditioned upon several factors, including continued cooperation with the EC.  The Company continued to actively cooperate with the EC regarding the heat stabilizer investigation.  On November 11, 2009, the EC issued a final decision, imposing fines totaling €173 million (approximately $260 million) on ten different companies that were found to have engaged in illegal cartel activities between 1987 and 2001, and confirming that the Company, although found to have participated in the cartel, would not be subject to any fine as a result of the immunity granted to the Company.  This matter is now concluded.

Civil Lawsuits

The actions described below under “U.S. Civil Antitrust Actions” are in various procedural stages of litigation. Although the actions described below have not had a material adverse impact on the Company, the Company cannot predict the outcome of any of those actions. The Company will seek cost-effective resolution of the various pending and threatened legal proceedings against the Company; however, the resolution of any civil claims now pending or hereafter asserted against the Company could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company has established as of December 31, 2009 reserves for all direct and indirect purchaser claims, as further described below.

U.S. Civil Antitrust Actions

Direct and Indirect Purchaser Lawsuits - The Company, individually or together with its subsidiary Uniroyal Chemical Company, Inc., now merged into Chemtura Corporation (referred to as “Uniroyal” for the purpose of the descriptions below), and other companies, are defendants in various proceedings filed in state and federal courts, as described below.

Federal Lawsuits - The Company and certain of its subsidiaries are defendants in two lawsuits pending in the federal courts.  One of these suits is a Massachusetts indirect purchaser claim premised upon violations of state law.  The suit was originally filed in Massachusetts state court in May 2005 as an indirect purchaser action, and was subsequently removed to the United States District Court, District of Massachusetts.  The complaint initially related to purchases of any product containing rubber and urethane products, defined to include EPDM, nitrile rubber and urethanes, but is now limited to urethanes only.  On September 12, 2008, the Company received final court approval of a settlement agreement covering this action.  The other suit, described separately below under the sub-heading “Bandag,” was originally filed as a direct purchaser suit on June 29, 2006 in the United States District Court, Middle District of Tennessee and was subsequently transferred to the United States District Court, Northern District of California.  In both of these actions, and in all actions pending in state courts (further described below), the plaintiffs seek, among other things, treble damages, costs (including attorneys’ fees) and injunctive relief preventing further violations of the improper conduct alleged in the complaint.  Neither of these federal suits is expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Bandag - This suit was originally brought by Bridgestone Americas Holding, Inc, Bridgestone Firestone North American Tire, LLC, and Pirelli Tire, LLC (all of whom have since settled) along with the remaining plaintiff, Bandag Incorporated (n/k/a/ Bridgestone Bandag, LLC), with respect to purchases of rubber chemicals from the Company, Uniroyal and several of the world-wide leading suppliers of rubber chemicals.  This suit alleges that the Company and Uniroyal, along with other rubber chemical manufacturers, conspired to fix the prices of rubber chemicals, and to divide the rubber chemicals markets in violation of Section 1 of the Sherman Act.  Bandag Incorporated, a designer and manufacturer of tire re-treading, directly purchased from the Company and from the other defendants to this suit, and in doing so, claims to have paid artificially inflated prices for rubber chemicals. Bandag has requested treble damages, costs (including attorneys’ fees) and such other relief as the court may deem appropriate.  The Company has agreed to utilize binding arbitration to try the claims at issue in this action.  The arbitration hearings were held on March 4 through March 6, 2009.  On May 5, 2009, the Bankruptcy Court entered an order modifying the automatic stay to allow the arbitration to proceed in order to liquidate the amount of this pre-petition claim.  On July 28, 2009, the arbitration panel issued its decision, awarding Bandag damages in the amount of $8 million and attorneys’ fees in the amount of $6 million.  On September 4, 2009, the District Court for the Northern District of California confirmed the arbitration panel’s award and entered a judgment against the Company in the amount of $14 million.  This judgment is subject to compromise in the Company’s Chapter 11 cases.

State Lawsuits - The Company, individually or together with Uniroyal, are defendants in certain indirect purchaser antitrust class action lawsuits filed in state courts involving the sale of urethanes and urethane chemicals.  The complaints in these actions principally allege that the defendants conspired to fix, raise, maintain or stabilize prices for urethanes and urethane chemicals, sold in the United States in violation of certain antitrust statutes and consumer protection and unfair or deceptive practices laws of the relevant jurisdictions and that this caused injury to the plaintiffs who paid artificially inflated prices for such products as a result of such alleged anticompetitive activities.  There are currently 13 state complaints pending.  On September 12, 2008, the Company received final court approval of a settlement agreement covering one of these actions.  In addition, on December 23, 2008, the Company received preliminary court approval of a settlement agreement covering the remaining 12 complaints, all of which are pending in a coordinated proceeding in the Superior Court of the State of California for the County of San Francisco.  None of these state lawsuits individually or in the aggregate are expected to have a material adverse effect on the Company financial condition, results of operations or cash flows.

Australian Civil Antitrust Matters

On September 27, 2007, the Company and one of its subsidiaries (collectively referred to as the “Company” in this paragraph) were sued in the Federal Court of Australia for alleged price fixing violations with respect to the sale of rubber chemicals in Australia.  The applicant filed an amended Statement of Claim on November 21, 2008.  The Company’s application to have the amended Statement of Claim struck was granted on November 6, 2009.  The applicant has lodged an application for leave to appeal that decision which is scheduled to be heard on March 4, 2010.  The Company has also lodged an application to have the proceeding dismissed on the basis that, at this stage, there is no statement of claim before the Federal Court.  The Company’s application is scheduled to be heard on February 10, 2010.  The Company does not expect this matter to have a material adverse effect on its financial condition, results of operations or cash flows.

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

On September 17, 2009, the Federal District Court entered an order cancelling the final approval hearing of the November 2008 Settlement Agreement due to the automatic stay resulting from Chapter 11 cases.  The Federal District Court also denied on December 31, 2009 the motions to dismiss the complaint filed by the Company, the Crompton Individual Defendants and the former directors of Witco Corp.  The motions to dismiss were denied without prejudice to renew following resolution of the Chapter 11 cases.  In October 2009, the Bankruptcy Court issued an Order authorizing the Company to enter into a settlement stipulation requiring the return of $9 million that the Company transferred to the plaintiffs prior to its Chapter 11 filing in connection with the November 2008 Settlement Agreement (the “Pre-Petition Payment”).  The Company entered into such settlement stipulation, and $9 million was returned to the Company.  On October 20, 2009, the Federal District Court granted defendants’ uncontested motion to extend their time to respond to the complaint in the Federal Securities Class Action until twenty-one days after a Plan for the Company confirmed in the Chapter 11 cases becomes effective.

Legal Accruals

At December 31, 2009, the Company had an accrual of $125 million which was classified as liabilities subject to compromise for the litigation and claims described above and at December 31, 2008, the Company had an accrual of $30 million which was classified as accrued expenses, relating to the remaining U.S. direct and indirect purchaser lawsuits, and the federal securities class action lawsuit described under “Federal Securities Class Action.”  The Company periodically reviews its accruals as additional information becomes available, and may adjust its accruals based on actual settlement offers and other later occurring events.

The reserve activity for antitrust related litigation is summarized as follows:

				Civil Case Reserves
	Governmental Reserves			U.S. Civil
(In millions)	U.S. DOJ Fines	Canada Federal Fines	Total U.S and Canada Fines	and Securities Matters
Balance January 1, 2007	$37	$6	$43	$102
Antitrust costs, excluding legal fees	—	—	—	24
Payments	(10)	(2)	(12)	(83)
Accretion - Interest	2	—	2	—
Foreign currency translation	—	1	1	—
Balance December 31, 2007	29	5	34	43
Antitrust costs, excluding legal fees	—	—	—	7
Payments	(14)	(3)	(17)	(20)
Accretion - Interest	1	—	1	—
Balance December 31, 2008	16	2	18	30
Antitrust costs, excluding legal fees	(2)	—	(2)	6
Payments	(5)	(1)	(6)	—
Balance December 31, 2009	$9	$1	$10	$36

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

Internal Review of Customer Incentive, Commission and Promotional Payment Practices

The Company is in the process of reviewing various customer incentive, commission and promotional payment practices of the Crop Protection Engineered Products segment in its Europe, Middle East and Africa region, with particular emphasis on certain Central Asian countries that are considered part of that region.  The review is being conducted under the oversight of the Audit Committee of the Board of Directors and with the assistance of outside counsel and forensic accounting consultants.  While the review is not yet complete, substantial progress has been made, but it has not yet been possible to determine whether all such practices or payments were consistent with applicable U.S. or international laws and regulations that apply to these operations. The Company cannot currently predict the timing or the outcome of this review, nor can it reasonably estimate the likelihood, nature or amount of monetary or other sanctions, if any, that might be imposed should the review identify that certain payments were inconsistent with applicable laws or regulations.  The Company believes that there is no matter connected with this review that would lead to a material change to the financial statements included in this report on Form 10-K.

Guarantees

The Company has standby letters of credit and guarantees with various financial institutions.  At December 31, 2009 and 2008, the Company had $64 million and $107 million, respectively, of outstanding letters of credit and guarantees primarily related to its liabilities for environmental remediation, vendor deposits, insurance obligations and European value added tax (VAT) obligations.

The Company has applied the disclosure provisions of ASC Topic 460, Guarantees (“ASC 460”), to its agreements that contain guarantee or indemnification clauses.  The Company is a party to several agreements pursuant to which it may be obligated to indemnify a third party with respect to certain loan obligations of joint venture companies in which the Company has an equity interest.  These obligations arose to provide initial financing for a joint venture start-up, fund an acquisition and/or provide project capital.  Such obligations mature through February 2015.  In the event that any of the joint venture companies were to default on these loan obligations, the Company would indemnify the other party up to its proportionate share of the obligation based upon its ownership interest in the joint venture.  At December 31, 2009, the maximum potential future principal and interest payments due under these guarantees were $17 million and $1 million, respectively.  In accordance with ASC 460, the Company has accrued $2 million in reserves, which represents the probability weighted fair value of these guarantees at December 31, 2009. The reserve has been included in long-term liabilities on the Consolidated Balance Sheet at December 31, 2009 with an offset to the investment included in other assets.

The Company also has a customer guarantee, in which the Company has contingently guaranteed certain debt obligations of one of its customers.  The amount of this guarantee was $2 million at December 31, 2009 and December 31, 2008.  Based on past experience and on the underlying circumstances, the Company does not expect to have to perform under this guarantee.

At December 31, 2009, unconditional purchase obligations were insignificant.  Unconditional purchase obligations exclude liabilities subject to compromise as the Company cannot accurately forecast the future level and timing of the repayments given the inherent uncertainties associated with the Chapter 11 cases.

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

22) BUSINESS SEGMENTS

The Company evaluates a segment’s performance based on several factors, of which the primary factor is operating profit (loss).  In computing operating profit (loss) by segment, the following items have not been deducted:  (1) general corporate expense; (2) amortization; (3) facility closures, severance and related costs; (4) antitrust costs; (5) certain accelerated depreciation; (6) loss on sale of business; (7) impairment of long-lived assets; and (8) changes in estimates related to expected allowable claims.  These items have been excluded from the Company’s presentation of segment operating profit (loss) because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance.  The accounting policies of the reporting segments are the same as those described in Note 2 — Basis of Presentation and Summary of Significant Accounting Policies included herein.

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

General Corporate Expense and Other Charges

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis, including amortization expense.  These costs are primarily for corporate administration services net of costs allocated to the business segments, costs related to corporate headquarters and management compensation plan expenses for executives and corporate managers.  Facility closures, severance and related costs are primarily for severance costs related to the Company’s cost savings initiatives.  The antitrust costs are primarily for settlements and legal costs associated with antitrust investigations and related civil lawsuits.  Accelerated depreciation relates to certain assets affected by the Company’s restructuring programs, divestitures and legacy ERP systems.  The loss on sale of business in 2008 relates primarily to the sale of the oleochemicals business and the loss in 2007 relates primarily to the sale of the Celogen® product line.  Impairment of long-lived assets in 2009 is related to reducing the carrying value of goodwill and intangibles in the Consumer Performance Products segment and property, plant and equipment, net and intangible assets, net in the Industrial Engineered Products segment.  Impairment of long-lived assets in 2008 is related primarily to reducing the carrying value of goodwill in the Consumer Performance Products, Industrial Performance Products and Industrial Engineered Products segments.  The impairment of long-lived assets in 2007 includes impairments associated with the sale of the Company’s Marshall, Texas facility, the write-off of construction in progress associated with certain facilities affected by the 2007 restructuring programs, the reduction in the value of certain assets at the Company’s Ravenna, Italy facility and write-off of construction in progress software costs that no longer will be utilized.  Changes in estimates related to expected allowable claims relates to adjustments to liabilities subject to compromise (primarily legal and environmental reserves) as a result of the proofs of claim evaluation process.  Corporate assets are principally cash and cash equivalents, intangible assets (including goodwill) and other assets (including deferred tax assets) maintained for general corporate purposes.

A summary of business data for the Company’s reportable segments for the years 2009, 2008 and 2007 is as follows:

Information by Business Segment

(In millions)

	2009	2008	2007
Net Sales
Consumer Performance Products	$457	$516	$567
Industrial Performance Products	999	1,465	1,513
Crop Protection Engineered Products	332	394	352
Industrial Engineered Products	753	1,171	1,315
Net Sales	$2,541	$3,546	$3,747

	2009	2008	2007
Operating (Loss) Profit
Consumer Performance Products	$63	$50	$62
Industrial Performance Products	91	105	140
Crop Protection Engineered Products	42	78	58
Industrial Engineered Products	(11)	17	36
Segment Operating Profit	185	250	296

General corporate expense	(56)	(53)	(52)
Amortization	(39)	(45)	(40)
Change in useful life of property, plant and equipment	—	(32)	(40)
Facility closures, severance and related costs	(3)	(26)	(36)
Antitrust costs	(10)	(12)	(35)
Loss on sale of business	—	(25)	(15)
Impairment of long-lived assets	(104)	(986)	(19)
Changes in estimates related to expected allowable claims	(73)	—	—
Total Operating (Loss) Profit	(100)	(929)	59

Interest expense	(70)	(78)	(87)
Other (expense) income, net	(17)	9	(5)
Reorganization items, net	(97)	—	—

Loss from continuing operations before income taxes	$(284)	$(998)	$(33)

	2009	2008	2007
Depreciation and Amortization
Consumer Performance Products	$13	$11	$13
Industrial Performance Products	41	44	47
Crop Protection Engineered Products	8	7	4
Industrial Engineered Products	68	91	103
	130	153	167
Corporate	43	84	102
Total continuing operations	173	237	269
Discontinued operations	—	—	6
	$173	$237	$275

	2009	2008	2007
Equity Income (Loss)
Industrial Performance Products	(1)	2	2
Industrial Engineered Products	1	2	1
	$—	$4	$3

	2009	2008	2007
Segment Assets
Consumer Performance Products	$272	$270	$292
Industrial Performance Products	717	744	834
Crop Protection Engineered Products	311	229	189
Industrial Engineered Products	631	744	803
	1,931	1,987	2,118
Discontinued operations	—	—	22
Corporate	1,187	1,070	2,276
	$3,118	$3,057	$4,416

	2009	2008	2007
Capital Expenditures
Consumer Performance Products	$4	$6	$7
Industrial Performance Products	16	27	27
Crop Protection Engineered Products	8	4	4
Industrial Engineered Products	19	51	64
	47	88	102
Corporate	9	33	13
Total continuing operations	56	121	115
Discontinued operations	—	—	2
	$56	$121	$117

	2009	2008	2007
Equity Method Investments
Industrial Performance Products	$19	$21	$16
Crop Protection Engineered Products	2	2	2
Industrial Engineered Products	8	14	11
	29	37	29
Corporate	—	—	4
	$29	$37	$33

Information by Geographic Area

(In millions)

Net sales are based on location of customer.

	2009	2008	2007
Net sales
United States	$1,195	$1,611	$1,878
Canada	43	76	103
Latin America	135	190	158
Europe/Africa	799	1,141	1,103
Asia/Pacific	369	528	505
	$2,541	$3,546	$3,747

	2009	2008	2007
Property, Plant and Equipment
United States	$422	$523	$603
Canada	59	53	63
Latin America	16	12	28
Europe/Africa	219	246	300
Asia/Pacific	34	28	38
	$750	$862	$1,032

23) SUMMARIZED UNAUDITED QUARTERLY FINANCIAL DATA

	2009
(In millions, except per share data)	First		Second		Third	Fourth
Net sales	$517		$687		$681	$656
Gross profit	$99		$152		$168	$175

AMOUNTS ATTRIBUTABLE TO CHEMTURA CORPORATION COMMON SHAREHOLDERS:
(Loss) earnings from continuing operations, net of tax	$(94)		$(118)		$12	$(90)
Loss on sale of discontinued operations, net of tax	—		—		(4)	1
Net (loss) earnings attributable to Chemtura Corporation	$(94	)(a)	$(118	)(b)	$8 (c)	$(89	)(d)

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED - ATTRIBUTABLE TO CHEMTURA CORPORATION (h):
(Loss) earnings from continuing operations, net of tax	$(0.39)		$(0.49)		$0.05	$(0.36)
Loss on sale of discontinued operations, net of tax	—		—		(0.02)	—
Net (loss) earnings attributable to Chemtura Corporation	$(0.39)		$(0.49)		$0.03	$(0.36)

	2008
	First		Second		Third	Fourth
Net sales	$909		$1,023		$924	$690
Gross profit	$184		$248		$193	$111

Net (loss) earnings attributable to Chemtura Corporation	$(21	)(e)	$(273	)(f)	$11	$(690	)(g)

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED - ATTRIBUTABLE TO CHEMTURA CORPORATION (h):
Net (loss) earnings attributable to Chemtura Corporation	$(0.09)		$(1.13)		$0.05	$(2.84)

(a)         The net loss for the first quarter of 2009 included pre-tax charges for reorganization items, net of $40 million, facility closures of $3 million and antitrust costs of $2 million.

(b)        The net loss for the second quarter of 2009 included pre-tax charges for asset impairments of $97 million ($48 million for property, plant and equipment and $12 million for intangible assets, net in the Industrial Engineered Products segment and $37 million relating to goodwill in the Consumer Performance Products segment), antitrust costs of $8 million and reorganization item, net of $6 million.

(c)         Earnings from continuing operations for the third quarter of 2009 included pre-tax charges for reorganization items, net of $20 million.

(d)        The net loss for the fourth quarter of 2009 included pre-tax charges for changes in estimates related to expected allowable claims of $73 million, reorganization items, net of $31 million and impairment of long lived assets of $7 million relating primarily to property, plant and equipment for the Industrial Engineered Products segment.

(e)         The net loss for the first quarter of 2008 included pre-tax charges for loss on sale of business related to oleochemicals of $23 million.

(f)           The net loss for the second quarter of 2008 included pre-tax charges for goodwill impairment of $320 million relating to the Consumer Performance Products segment and antitrust costs of $11 million.

(g)        The net loss for the fourth quarter of 2008 included pre-tax charges for goodwill impairment of $665 million relating to the Consumer Performance Products, Industrial Performance Products and Industrial Engineered Products segments, and facility closure of $26 million.

(h)        The sum of the earnings per common share for the four quarters may not equal the total earnings per common share for the full year due to quarterly changes in the average number of shares outstanding.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Chemtura Corporation:

We have audited the accompanying consolidated balance sheets of Chemtura Corporation and subsidiaries (Debtor-In Possession) (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement Schedule II, Valuation and Qualifying Accounts.  We also have audited Chemtura Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control  — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemtura Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.   Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.  Also, in our opinion, Chemtura Corporation maintained, in all material respects,  effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, on March 18, 2009, Chemtura Corporation and 26 of its subsidiaries organized in the United States filed for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code and there are uncertainties inherent in the bankruptcy process.  The Company also has suffered recurring losses from continuing operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to Notes to Consolidated Financial Statements, the Company, due to the adoption of new accounting principles, in 2009, changed its method of accounting for fair value measurements for non-financial assets and liabilities, and non-controlling interests; in 2008, changed its method of accounting for fair value measurements for financial assets and liabilities; and in 2007, changed its method of accounting for uncertainty in income taxes.

/s/ KPMG LLP

Stamford, Connecticut

March 12, 2010

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

(a) Disclosure Controls and Procedures

As of December 31, 2009, our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2009 were effective.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision of management and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2009.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report, which is included elsewhere within this Form 10-K, on the effectiveness of Chemtura’s internal control over financial reporting.

(c) Remediation of Previously Disclosed Material Weakness

As of December 31, 2008, management identified that the Company did not provide adequate oversight to ensure a timely and effective review of its income tax accounts.  In particular, the Company did not maintain effective monitoring of key review controls in its income tax process.  This deficiency resulted in the failure to detect breakdowns in its review controls over the intra-period tax allocation process and the appropriate balance sheet classification of deferred income taxes and led to a material misstatement in the Company’s income tax accounts in its preliminary financial statements as of December 31, 2008 that were included in its press release dated February 25, 2009.  These misstatements were corrected prior to the filing of the 2008 Annual Report on Form 10-K.

As a result of the material weakness described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2008.

During 2009, management took various actions to strengthen internal controls and improve its disclosure controls over its income tax accounts.  As a result, we remediated the previously reported material weakness by performing the following remediation activities:

•                 Implemented additional procedures that include strengthened review procedures over the tax accounts and additional interim review procedures at September 30, 2009 to ensure early identification of year end issues.

•                 Assigned additional resources to our tax department, including additional tax consultants.

•                 Enhanced accounting and tax training for the US and international teams.

With the implementation of the above measures, the Company believes that it has improved internal controls over financial reporting and that our internal control over financial reporting was effective as of December 31, 2009.

(d) Changes in Internal Control over Financial Reporting

Other than the remediation of the 2008 material weakness addressed under Item 9A. (c) above, there were no changes in the Company’s internal control over financial reporting that occurred in the fourth quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

Not Applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Except as set forth herein, the information requested by this item will be filed with the SEC as an amendment to this Form 10-K in accordance with General Instruction G (3).

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Chemtura Corporation are as follows:

Craig A. Rogerson, 53, has served as Chairman, President and Chief Executive Officer of the Company since December 2008.  Previously, Mr. Rogerson served as President, Chief Executive Officer and director of Hercules Incorporated from December 2003 until its acquisition by Ashland, Incorporated on November 13, 2008.

Chet H. Cross, 51, has served as Executive Vice President and Group President - Engineered Products since January 2010.  From December 2008 to January 2010, Mr. Cross was Vice President of Operations of Ashland Inc’s Ashland Hercules Water Technologies division.  Previously, Mr. Cross served for over 20 years with Hercules Incorporated in a variety of positions of increasing responsibility, most recently as General Manager of Hercules’ Americas pulp and paper business and President of Hercules Canada.

David G. Dickey, 40, has served as Executive Vice President and Group President - Performance Products since January 2009 and previously served as Chief Functional and Services Officer from December 2007 to December 2008.  Mr. Dickey joined Chemtura in March 2006 as Vice President, Global Supply Chain, Non-Manufacturing.  Previously, Mr. Dickey served as General Manager for Carrier, a division of United Technologies Corporation.

Stephen C. Forsyth, 54, has served as Executive Vice President and Chief Financial Officer since April 2007.  Mr. Forsyth was also Treasurer from June 2007 to November 2008.  Previously, Mr. Forsyth served for 26 years with Hexcel Corporation in a variety of executive capacities, most recently as Executive Vice President and Chief Financial Officer.

Billie S. Flaherty, 52, has served as Senior Vice President, General Counsel and Secretary since January 2009.  Previously, Ms. Flaherty served as Associate General Counsel for Chemtura, having joined the Company in October 2005.  Prior to joining Chemtura, she served as Vice President, Environmental, Health and Safety for Pitney Bowes Inc.

Kevin V. Mahoney, 55, has served as Senior Vice President and Corporate Controller since October 2006.  Previously, Mr. Mahoney spent 18 years with American Express Company, most recently as Senior Vice President of Corporate Reporting, responsible for financial reporting globally.

Alan M. Swiech, 51, has served as Senior Vice President, Human Resources since January 2009.  Previously Mr. Swiech served as Vice President, Human Resources for Chemtura, having joined the Company in April 2006.  Prior to joining Chemtura Mr. Swiech served as Vice President - Administration for Akebono Corporation NA, and President of AMAK LLC.

Carol V. Anderson, 45, has served as Vice President and Treasurer since November 2008.  Since joining Chemtura in 2000, Ms. Anderson has served as Director of Treasury Operations and most recently as Assistant Treasurer.  Prior to joining Chemtura, Ms. Anderson spent 14 years with International Paper Company in various international financial functions.

Raymond E. Dombrowski, 55, has served as Chief Restructuring Officer since March 2009 responsible for overseeing restructuring activities and communicating Chemtura’s restructuring progress to the board of directors, creditor groups and other interested parties.  Mr. Dombrowski is a managing director with Alvarez & Marsal North America, LLC with more than 15 years of financial restructuring experience.

There is no family relationship between any of such officers, and there is no arrangement or understanding between any of them and any other person pursuant to which any such officer was selected as an officer.

Item 11. Executive Compensation

The information requested by this item will be filed with the SEC as an amendment to this Form 10-K in accordance with General Instruction G (3).

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information requested by this item will be filed with the SEC as an amendment to this Form 10-K in accordance with General Instruction G (3).

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information requested by this item will be filed with the SEC as an amendment to this Form 10-K in accordance with General Instruction G (3).

Item 14.  Principal Accountant Fees and Services

The information requested by this item will be filed with the SEC as an amendment to this Form 10-K in accordance with General Instruction G (3).

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this report:

1.               Financial statements and Report of Independent Registered Public Accounting Firm, as required by Item 8 of this form.

(i)     Consolidated Statements of Operations for the years ended December 31, 2009, 2008, and 2007;

(ii)    Consolidated Balance Sheets as of December 31, 2009 and 2008;

(iii)   Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007;
(iv)   Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007;

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

4.1

Indenture, dated as of February 1, 1993, between Witco Corporation and The Chase Manhattan Bank, N.A. relating to $150 million of 6.875% debentures due 2026 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2008, as amended (“2008 Form 10-K/A”)).

4.2

Indenture, dated as of July 16, 1999, between Great Lakes Chemical Corporation and The First National Bank of Chicago relating to $400 million of 7% notes due July 15, 2009 (incorporated by reference to Exhibit 4.2 to the 2008 Form 10-K/A).

4.3

Rights Agreement, dated as of September 2, 1999, by and between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A dated September 28, 1999).

4.4

Form of First Supplemental Indenture, dated February 1, 1996, by and among Witco Corporation, Chase Manhattan Bank, N.A., the Initial Trustee, and Fleet National Bank of Connecticut, the Note Trustee, relating to the 6 1/8% Notes due 2006 and 6 7/8% Notes due 2026 (incorporated by reference to Exhibit 4.4 to the 2008 Form 10-K/A).

4.5

Second Supplemental Indenture, dated as of August 5, 2004, between Crompton Corporation and U.S. Bank, National Association, to the 1993 Indenture (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-4 Registration Number 333-119641, filed on October 8, 2004 (“2004 Form S-4”)).

4.6

Fourth Supplemental Indenture, dated as of July 1, 2005. to the Indenture dated as of February 1, 1993, among the Registrant, the Guarantors signatory thereto, Manufacturers and Traders Trust Company, as trustee, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.4 to the Registrant’s July 1, 2005 Form 8-K (“July 1, 2005 8-K”)).

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

4.12

Supplemental Indenture, dated as of February 11, 2009, among GLCC LAUREL, LLC, BIOLAB COMPANY STORE, LLC and BIOLAB FRANCHISE COMPANY, LLC, each an indirect subsidiary of Registrant, and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 10.61 to Registrant’s Form 10-K for the fiscal year ended December 31, 2008 (“2008 Form 10-K”)).

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

10.2

Credit Agreement, dated as of August 16, 2004, among Crompton Corporation, the Lenders from time to time party thereto, Deutsche Bank AG, Cayman Islands Branch, as Deposit Bank and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.43 to the 2004 Form S-4).

10.3

Security Agreement, dated as of August 16, 2004, among Crompton Corporation, certain of its subsidiaries from time to time party thereto and Deutsche Bank AG New York Branch as Collateral Agent (incorporated by reference to Exhibit 10.47 of the 2004 Form S-4).

10.4

Pledge Agreement, dated as of August 16, 2004, among Crompton Corporation, certain of its subsidiaries from time to time party thereto and Deutsche Bank AG New York Branch, as Pledgee (incorporated by reference to Exhibit 10.48 to the 2004 Form S-4).

10.5

Subsidiaries Guaranty, dated as of August 16, 2004, among certain subsidiaries of Crompton Corporation and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.49 of the 2004 form S-4).

10.6+

Form of Supplemental Savings Plan, effective January 1, 2005, by and between the Registrant and various key management personnel (incorporated by reference to Exhibit 10.1 to the February 28, 2005 8-K).

10.7+	2005 Crompton Corporation Short-Term Incentive Plan, effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated April 27, 2005).

10.8

Credit Agreement, dated as of July 1, 2005, among the Registrant, the Lenders listed therein, Citibank, N.A., as Agent, and Bank of America, N.A., as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated July 1, 2005 (“July 1, 2005 8-K”)).

10.9

Amendment No. 1 to the Credit Agreement by and among the Registrant, various lenders and Citibank, N.A., as Agent, dated as of December 12, 2005 (the “2005 Credit Agreement”) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated December 15, 2005 (“December 15, 2005 8-K”)).

10.10

Amended and Restated Credit Agreement by and among the Registrant, various lenders and Citibank, N.A., as Agent, dated as of December 12, 2005 (incorporated by reference to Exhibit 10.2 to the December 15, 2005 8-K).

10.11

Amendment No. 2, dated as of December 31, 2005, to the 2005 Credit Agreement by and among the Registrant, various lenders and Citibank N.A., as Agent, dated as of July 1, 2005, as amended and restated by Amendment No. 1 dated as of December 12, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated February 15, 2006).

10.12

Amendment No. 3, dated as of December 31, 2005, to the Credit Agreement by and among the Registrant, various lenders and Citibank N.A., as Agent, dated as of July 1, 2005, as amended and restated by Amendment No. 1 dated as of December 12, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated March 20, 2006.)

10.13+	Chemtura Corporation 2006 Long-Term Incentive Plan, effective April 27, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s April 27, 2006 Form 8-K).

10.14

Form of Amendment No. 4 to the Credit Agreement by and among the Registrant, various lenders and Citibank, N.A., as Agent, dated as of May 9, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s May 26, 2006 Form 8-K).

10.15+	Employment Agreement dated as of June 13, 2006, by and between the Registrant and Robert L. Wood (incorporated by reference to Exhibit 10.1 to the Registrant’s June 19, 2006 Form 8-K).

10.16

Form of Amendment No. 5 to the Credit Agreement by and among the Registrant, various lenders and Citibank, N.A., as Agent, dated as of December 14, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s December 15, 2006 Form 8-K).

10.17

Form of Amendment No. 6 to the Credit Agreement by and among the Registrant, various lenders and Citibank, N.A., as Agent, dated as of February 27, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s February 28, 2007 Form 8-K).

10.18+

Employment of Stephen C. Forsyth was accompanied by a sign-on bonus, performance-based restricted stock, restricted stock grant, stock options, participation in the Management Incentive Plan, Key Executive and Key Employee Severance Plan, Supplemental Savings Plan, and the “Flexperq” Program (incorporated by reference to the Registrant’s April 9, 2007 Form 8-K (“April 9, 2007 8-K”)).

10.19+	2007-2009 Chemtura Corporation Long-Term Incentive Plan, effective March 28, 2007 (incorporated by reference to Exhibit 10.2 to the March 29, 2006 Form 8-K).

10.20+

Agreement dated November 28, 2007 by and between the Registrant and David G. Dickey, (incorporated by reference to Exhibit 10.84 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2007 (“2007 10-K”)).

10.21+

Separation Agreement and General Release dated January 21, 2008, by and between Gary P. Yeaw and the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s January 23, 2008 Form 8-K (“January 23, 2008 8-K”)).

10.22+	2008 Chemtura Corporation Management Incentive Program, effective February 28, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s March 3, 2008 Form 8-K (“March 3, 2008 8-K”)).

10.23+	2008-2010 Chemtura Corporation Long-Term Incentive Plan, effective February 28, 2008 (incorporated by reference to Exhibit 10.2 to the March 3, 2008 8-K).

10.24+

The Board of Directors of the Registrant adopted a new compensation schedule (dated as of October 28, 2008) for non-employee members of the Board of Directors, (reported the Registrant’s October 31, 2008 Form 8-K (“October 31, 2008 8-K”)).

10.25

Amendment Number 1 to Receivables Purchase Agreement (dated as of May 31, 2007), (incorporated by reference to Exhibit 10.86 to the Registrant’s September 30, 2006 Form 10-Q (“September 30, 2006 10-Q”)).

10.26	Letter Agreement Regarding Receivables Purchase Agreement (dated as of May 31, 2007) (incorporated by reference to Exhibit 10.87 to the September 30, 2006 10-Q).

10.27	Amendment Number 2 to Amended and Restated Receivables Purchase Agreement (dated as of June 28, 2007), (incorporated by reference to Exhibit 10.88 to the September 30, 2006 10-Q).

10.28

First Amendment, dated as of May 31, 2007 to Fourth Amended and Restated Receivables Sale Agreement Dated as of September 28, 2006, (incorporated by reference to Exhibit 10.89 to the September 30, 2006 10-Q).

10.29	Amendment No. 2 to Fourth Amended and Restated Receivables Sale Agreement (dated as of June 28, 2007), (incorporated by reference to Exhibit 10.90 to the September 30, 2006 10-Q).

10.30

Third Amendment, dated as of August 31, 2007 to Fourth Amended and Restated Receivables Sale Agreement Dated as of September 28, 2006, (incorporated by reference to Exhibit 10.91 to the September 30, 2006 10-Q).

10.31+

Employment Agreement dated as of December 8, 2008, by and between the Registrant and Craig A. Rogerson (incorporated by reference to Exhibit 10.86 to the Registrant’s December 9, 2008 Form 8-K (“December 9, 2008 8-K”)).

10.32+

Separation Agreement and General Release, dated as of December 8, 2008, by and between Mr. Robert L. Wood and the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s December 16, 2008 Form 8-K (“December 16, 2008 8-K”)).

10.33+

Separation Agreement and General Release dated January 19, 2009, by and between Lynn A. Schefsky and the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s February 5, 2009 Form 8-K (“February 5, 2009 8-K”)).

10.34

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

10.35

Form of Amended and Restated Supplemental Savings Plan, effective January 1, 2009, by and between the Registrant and various eligible employees (incorporated by reference to Exhibit 10.1 to the January 2, 2009 8-K)).

10.36

Form of Receivables Purchase Agreement, dated as of January 23, 2009, by and among Registrant, as Seller, Registrant as the Servicer, Citicorp USA, Inc., as Agent, Citigroup Global Markets Inc., as Arranger and The Royal Bank of Scotland Plc, as Syndication Agent (incorporated by reference to Exhibit 10.92 to the Registrant’s January 27, 2009 Form 8-K (“January 27, 2009 8-K”)).

10.37

Form of Receivables Sale Agreement, dated as of January 23, 2009, by and among Registrant, Great Lakes Chemical Corporation, GLCC Laurel, LLC, and BioLab, Inc. as Sellers, Chemtura Receivables LLC, as Buyer, Registrant as Buyer’s Servicer, and Citicorp USA, Inc., as Agent, (incorporated by reference to Exhibit 10.93 to the Registrant’s January 27, 2009 Form 8-K (“January 27, 2009 8-K”)).

10.38

Addendum, dated as of February 13, 2009, to Separation Agreement and General Release, dated as of December 8, 2008, by and between Mr. Robert L. Wood and the Registrant (Separation Agreement and General Release incorporated by reference to Exhibit 99.1 to the Registrant’s December 16, 2008 Form 8-K (“December 16, 2008 8-K”)).

10.39

Amended and Restated Pledge Agreement from the pledgors referred to therein to Citibank, N.A., as agent, dated as of July 31, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated August 6, 2007 (“August 6, 2007 8-K”)).

10.40

Amendment No. 1, dated as of September 30, 2007, to the Amended and Restated Credit Agreement dated as of July 31, 2007, with its lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated November 5, 2007 (“November 5, 2007 8-K”)).

10.41

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

10.42

Second Amended and Restated Pledge and Security Agreement, dated as of December 30, 2008, among Chemtura Corporation, certain domestic subsidiaries of Chemtura Corporation, and Citibank, N.A., as agent (incorporated by reference to Exhibit 10.3 to the December 30, 2008 8-K/A).

10.43+	Chemtura Corporation Supplemental Savings Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s January 2, 2009 Form 8-K).

10.44	Receivables Purchase Agreement dated as of January 23, 2009 (incorporated by reference to Exhibit 10.92 to the Registrant’s January 26, 2009 Form 8-K (“January 26, 2009 8-K”)).

10.45	Receivables Sales Agreement dated as of January 23, 2009 (incorporated by reference to Exhibit 10.93 to the January 26, 2009 8-K).

10.46

Separation Agreement and General Release, dated as of January 19, 2009, between Chemtura Corporation and Lynn A. Schefsky (incorporated by reference to Exhibit 99.1 to the Registrant’s February 5, 2009 Form 8-K).

10.47+	2009 Chemtura Corporation Management Incentive Program (incorporated by reference to Exhibit 10.1 to the Registrant’s March 10, 2009 Form 8-K).

10.48+	Chemtura Corporation Executive and Key Employee Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s March 13, 2009 Form 8-K).

10.49

Senior Secured Superpriority Debtor-in-Possession Credit Agreement, dated as of March 18, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended March 31, 2009 (“March 31, 2009 10-Q”).

10.50

Amendment No. 1, dated as of April 29, 2009, to the Senior Secured Superpriority Debtor-in-Possession Credit Agreement, dated as of March 18, 2009 (incorporated by reference to Exhibit 10.2 to the March 31, 2009 10-Q”)).

10.51	Letter Agreement, dated March 18, 2009, between the Company and Alvarez & Marsal North America, LLC (incorporated by reference to Exhibit 10.3 to the March 31, 2009 10-Q).

10.52

Separation Agreement and General Release, dated as of July 1, 2009, between Chemtura Corporation and Robert Wedinger (incorporated by reference to Exhibit 99.1 to the Registrant’s July 9, 2009 Form 8-K).

10.53

Amendment No. 2, dated as of July 13, 2009, to the Senior Secured Superpriority Debtor-in-Possession Credit Agreement, dated as of March 18, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s July 16, 2009 Form 8-K).

10.54	2009 Chemtura Corporation Management Incentive Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended June 30, 2009).

10.55

Share and Asset Purchase Agreement, dated December 23, 2009, among Chemtura Corporation, SK Atlas, LLC and SK Capital Partners II, LP (incorporated by reference to Exhibit 2.1 to the Registrant’s December 23, 2009 Form 8-K).

10.56

Senior Secured Superpriority Debtor-in-Possession Credit Agreement, dated as of March 18, 2009, including Schedules and Exhibits (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended September 30, 2009).

10.57	Amendment No. 3, dated as of January 15, 2010, to the Senior Secured Superpriority Debtor-in Possession Credit Agreement, dated as of March 18, 2009.*

10.58	Share and Asset Purchase Agreement between Chemtura Corporation and SK Atlas, LLC and SK Capital Partners II, LLP, dated December 15, 2010.*

10.59	Amended and Restated Senior Secured Superpriority Debtor-in-Possession Credit Agreement, dated February 4, 2010.*

10.60

Share and Asset Purchase Agreement by and among Artek Aterian Holding Company, LLC, Aterian Investment Partners Distressed Opportunities, LP, Artek Surfin Chemicals Ltd. and Chemtura Corporation, dated February 23, 2010 (incorporated by reference to Exhibit 2.1 to the Registrant’s February 24, 2010 Form 8-K).

18

Independent Registered Public Accounting Firm’s Preferability Letter concerning the change in the measurement date for the Company’s defined benefit and other post-retirement benefit plans from December 31 to November 30 (incorporated by reference to Exhibit 18 to the Registrant’s 2005 Form 10-K).

21	Subsidiaries of the Registrant.*

23	Consent of Independent Registered Public Accounting Firm. *

24	Form of Power of Attorney from directors and executive officers of the Registrant authorizing signature of this report.* (Original on file at principal executive offices of Registrant).

31.1	Certification of Periodic Financial Reports by the Registrant’s Chief Executive Officer (Section 302).*

31.2	Certification of Periodic Financial Reports by the Registrant’s Chief Financial Officer (Section 302).*

32.1	Certification of Periodic Financial Reports by the Registrant’s Chief Executive Officer (Section 906).*

32.2	Certification of Periodic Financial Reports by the Registrant’s Chief Financial Officer (Section 906).*

*   Copies of these Exhibits are filed with this Annual Report on Form 10-K.

+  This Exhibit is a compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant participate.

PLEASE NOTE:  Readers should not rely upon any covenants, representations, or warranties that may be contained in agreements or other documents filed as Exhibits to, or incorporated by reference in, this Annual Report on Form 10-K.  Any such covenants, representations, or warranties may have been qualified or superseded in separate schedules or exhibits not filed with or incorporated by reference herein, may reflect the parties’ negotiated risk allocation in the particular transaction, may be qualified by materiality standards that differ from those applicable for securities law purposes, and may not be true as of the date of this Annual Report on Form 10-K or any other date and may be subject to waivers by any or all of the parties.  Where exhibits and schedules to agreements filed or incorporated by reference as Exhibits hereto are not included in these exhibits, such exhibits and schedules to agreements are not included or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMTURA CORPORATION
(Registrant)

Date: March 12, 2010	By:	/s/ Stephen C. Forsyth
Stephen C. Forsyth
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title
Craig A. Rogerson *	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

Stephen C. Forsyth	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Kevin V. Mahoney	Senior Vice President and Corporate Controller (Principal Accounting Officer)

Nigel D. T. Andrews*	Director

James W. Crownover*	Director

Martin M. Hale*	Director

Roger L. Headrick*	Lead Director

Burton M. Joyce*	Director

Bruce F. Wesson*	Director

John K. Wulff*	Director

Date: March 12, 2010	*By:	/s/ Stephen C. Forsyth
Stephen C. Forsyth
as attorney-in-fact

Schedule II

Valuation and Qualifying Accounts

(In millions of dollars)

		Additions
	Balance at	charged to					Balance
	beginning	costs and					at end
	of year	expenses	Deductions		Other		of year
2009:
Allowance for doubtful accounts	$26	5	(2	)(a)	3	(c)	32
Reserve for customer rebates	21	27	(31	)(b)	2	(c)	19

2008:
Allowance for doubtful accounts	$32	3	(4	)(a)	(5	)(c)	26
Reserve for customer rebates	27	30	(36	)(b)	—		21

2007:
Allowance for doubtful accounts	$32	4	(7	)(a)	3	(c)	32
Reserve for customer rebates	29	45	(48	)(b)	1	(c)	27

(a)   Represents primarily accounts written off as uncollectible (net of recoveries).

(b)   Represents primarily payment to the customers.

(c)   Represents primarily the translation effect of balances denominated in foreign currencies.