Form 10-K/A
period 2009-12-31
Chemtura CORP
filed 2010-04-29
CIK 1091862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File No. 1-15339
Chemtura Corporation
(Exact name of registrant as specified in its charter)

Delaware	52-2183153
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1818 Market Street, Suite 3700, Philadelphia, Pennsylvania 199 Benson Road, Middlebury, Connecticut	19103 06749
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (203) 573-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	NONE

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

EXPLANATORY NOTE

On March 18, 2009, Chemtura Corporation (“Chemtura” or the “Company”) and 26 of its subsidiaries organized in the United States, filed for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  The Chapter 11 cases are being jointly administered by the Bankruptcy Court.  See Chemtura’s Annual Report on Form 10-K for the period ended December 31, 2009 filed on March 12, 2010, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

This amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to (i) remove the section for Documents Incorporated by Reference on the cover page; (ii) replace Part III, Items 10 through 14; and (iii) add 5 exhibits to Item 15 and update Item 15 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2009 as filed on March 12, 2010 (the “Original Filing).  Except as otherwise stated herein, no other information contained in the Original Filing has been updated by this Amendment No. 1.

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

FORWARD-LOOKING STATEMENTS

This document includes forward-looking statements within the meaning of Section 27(a) of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions and include references to assumptions and relate to our future prospects, developments and business strategies.  All statements not based on historical fact are forward-looking statements that involve substantial risks and uncertainties.  See Part I, Item IA, “Risk Factors” in the Original Filing for further information.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The persons listed below are directors of Chemtura:

Director	Position(s)

Craig A. Rogerson	Chairman, President and Chief Executive Officer
Roger L. Headrick	Lead Director
Nigel D. T. Andrews	Director
James W. Crownover	Director
Martin M. Hale	Director
Burton M. Joyce	Director
Bruce F. Wesson	Director
John K. Wulff	Director

All our directors bring to our board a wealth of executive leadership experience derived from their service as executives of public and private companies.  They also bring extensive board experience.  The following sets forth certain biographical information with respect to the directors listed above.  Included in the information below is a description of the particular experience, qualifications, attributes and skills that led the board to conclude that each person below should serve as a director of Chemtura.

Craig A. Rogerson, 53, has served as Chairman, President and Chief Executive Officer of Chemtura since December 2008.  Previously, Mr. Rogerson served as President and Chief Executive Officer and as a director of Hercules Inc., a manufacturer of specialty chemical products, from December 2003 until acquired by Ashland Inc. in November 2008.  Mr. Rogerson brings over 31 years of experience working in the specialty chemicals industry following graduation with a Chemical Engineering degree from Michigan State University.  Mr. Rogerson currently serves as a director and as a member of the nuclear oversight committee of PPL Corporation (since 2005), an energy and utility holding company.  He is also a member of the board of directors of the American Chemistry Council (since 2006) and the Society of Chemical Industries (since 2008).  Mr. Rogerson previously served as a director of the Delaware Business Roundtable, Inc. and First State Innovations.

Mr. Rogerson’s prior service as President and Chief Executive Officer of a specialty chemicals company and his day to day leadership, as Chief Executive Officer of Chemtura, provide him with intimate knowledge of our operations and provide our board with unique insights into our challenges and opportunities.

Roger L. Headrick, 73, has served as a director of Chemtura since 1988, as co-lead director since May 2008 and as lead director since March 2009.  Mr. Headrick is Managing General Partner of HMCH Ventures, a private partnership which invests in a broad range of public and private businesses.  Mr. Headrick is also President and Chief Executive Officer of ProtaTek International, Inc., a biotechnology process engineering company, which develops and manufactures animal vaccines in St. Paul, Minnesota.  From January 1991 until August 1998, Mr. Headrick was co-owner, President and Chief Executive Officer of the Minnesota Vikings Football Club.  During his tenure with the Vikings, he served as Chairman of the NFL Properties Executive Committee, the marketing arm of the NFL.  He also served as a member of the NFL Broadcast Committee, which negotiates contracts for league-wide television revenue and the NFL International Committee, which promotes professional American football throughout the world.  From 1982 to 1989, Mr. Headrick was Executive Vice President and Chief Financial Officer of The Pillsbury Company and Chairman and Managing General Partner of Burger King Investors Master Limited Partnership, a New York Stock Exchange (“NYSE”) listed company that owned 128 Burger King franchises.  Prior to joining Pillsbury, Mr. Headrick held various financial positions both domestically and overseas, including Deputy Controller, over a 20 year period at Exxon Corporation which included both petroleum and chemical operations.  Mr. Headrick previously served as a director of CVS Caremark, a pharmacy healthcare company, and as a Trustee for the University of Minnesota Cancer Center Advisory Board, the Minnesota Medical Foundation and The Sanford Burnham Medical Research Institute in La Jolla, California.

Mr. Headrick’s service in various senior financial and business planning positions domestically and overseas for Exxon Corporation and The Pillsbury Company provides the board with perspective into all facets of a global enterprise.

Nigel D. T. Andrews, 63, served as a director of Great Lakes Chemical Corporation (“Great Lakes” prior to its merger into Chemtura in 2005) from 2000 to 2005, including as Chairman from 2004 to 2005, and has been a director of Chemtura since 2005.  Previously, Mr. Andrews served as Executive Vice President of General Electric Capital Corp. from 1993 to 2000.  Prior to 1993, he served as Vice President and General Manager of General Electric Plastics-Americas and as Vice President of Corporate Business Development of General Electric Company, reporting to the Chairman.  Mr. Andrews, a chemical engineer, started his career in marketing at Shell International Chemical Company in London.  After graduating with an MBA from the London Business School, Mr. Andrews joined Booz Allen Hamilton in New York (n/k/a Booz & Company), a global consulting firm, where he became a partner in Booz Allen’s chemicals and strategy practices.  Mr. Andrews currently serves as a director and as a member of the audit and remuneration committees of Old Mutual plc., a trustee of Victory Funds (since 2002) and as a governor of the London Business School (since 2002).

Mr. Andrews’ experience as Executive Vice President of GE Capital Corp., as Vice President and General Manager of General Electrics Plastics-Americas and as Vice President of Corporate Business Development of General Electric Company provide our board expertise in operations, business strategy and business development.

James W. Crownover, 66, served as a director of Great Lakes (prior to the merger of Great Lakes into Chemtura in 2005) from 2002 to 2005, including as presiding director, and has been a director of Chemtura since 2005.  Mr. Crownover retired in 1998 as a director of McKinsey & Company, a global management consulting firm.  During his 30 year career with McKinsey, Mr. Crownover served as director, as head of its southwest practice and as co-head of its worldwide energy practice working with clients in Asia, Europe, Latin America and the U.S.  His practice focused on business strategy, operations and organizational structure.  Mr. Crownover currently serves as a director, as chairman of the compensation committee, and as a member of the nominating and corporate governance committee of FTI Consulting, Inc. (since 2006), a global business advisory firm.  He also serves as a director, as chairman of the governance committee, and as a member of the compensation committee of Weingarten Realty Investors (since 2001), an owner, manager and operator of commercial real estate, and as a director and as a member of the audit and integration committees of Republic Services, Inc. (since 2008), a leading provider of solid waste collection, transfer, recycling and disposal services.  Mr. Crownover previously served as a director, as a member of the audit committee and as chairman of the governance committee of Allied Waste Industries, which merged into Republic Services, and as chairman of the audit and pension committees of Unocal Corporation, an energy exploration and production company.  Mr. Crownover also serves as Chairman of the Board of Trustees of Rice University and as a director of the Houston Grand Opera.

Mr. Crownover’s experience over a 30 year career with McKinsey & Company brings to our board significant expertise in domestic and international operations and business strategy.

Martin M. Hale, 69, served as a director of Great Lakes (prior to the merger of Great Lakes into Chemtura in 2005) from 1978 to 2005, including as Chairman from 1995 to 2000, and has been a director of Chemtura since 2005.  From 1983 to 2001, Mr. Hale was Executive Vice President and a partner of Hellman Jordan Management Company, Inc. (“Hellman Jordan”), a registered investment advisor.  From 1980 to 1983, Mr. Hale was President and Chief Executive Officer of Marsh & McLennan Asset Management Corp. (“Marsh & McLennan Asset Management”).  Mr. Hale currently serves as a director and as chairman of the audit committee of Innospec Inc. (since 1998), a UK based global manufacturer of fuel additives and other specialty chemicals.  He also serves as Honorary Trustee of the Museum of Fine Arts in Boston.

Mr. Hale’s experience as a partner of Hellman Jordan and as Chief Executive Officer of Marsh & McLennan Asset Management as well as chemical industry experience as a director of Innospec Inc. brings to the board expertise in strategy, capital markets and more than 40 years of financial analysis.

Burton M. Joyce, 68, has served as a director of Chemtura since October 2009.  From 2000 to 2007, Mr. Joyce was Chairman of the Board of IPSCO, Inc. (n/k/a SSAB Enterprises, LLC), a North American steel and pipe manufacturer, and also served as a director beginning in 1992.  From 1987 through 2003, Mr. Joyce held various senior management positions at Terra Industries, Inc., a manufacturer of nitrogen products, including Vice Chairman, President, Chief Executive Officer, Chief Operating Officer and Executive Vice President-Finance.  From 1977 to 1986, Mr. Joyce held various positions in finance and general management at United Technologies Corporation, a global producer of high-technology products in the aerospace and building industries.   Mr. Joyce currently serves as a director and as a member of the audit and compensation committees of Norfolk Southern Corporation, an owner and operator of Norfolk Southern Rail Company, a major freight railroad.  Mr. Joyce previously served as a director of Terra Industries, Inc., Terra Nitrogen Corp., a manufacturer of nitrogen fertilizer products and Hercules Inc., a manufacturer of specialty chemical products.

Mr. Joyce’s experience through executive positions at Terra Industries and United Technologies, combined with his service as a director of Hercules Inc., provides the board senior-level general management, finance, accounting and chemical industry expertise.

Bruce F. Wesson, 67, has served as a director of Chemtura, or a predecessor company, since 1980.  Mr. Wesson is a Managing Director of Galen Associates, a healthcare venture firm, and a general partner of Galen Partners, L.P.  Mr. Wesson served over twenty three years with the Corporate Finance Division of Smith Barney, Harris Upham & Co. Inc. (“Smith Barney”), an investment banking firm, most recently as Senior Vice President and Managing Director.  While at Smith Barney, Mr. Wesson headed the Major Account Group, which was responsible for many of the firm’s largest accounts.  He also chaired the Valuation Committee, which supervised all valuation opinions provided by the firm.  Mr. Wesson currently serves as a director (since 1998) and as a member of the compensation committee of Acura Pharmaceuticals, Inc., a specialty pharmaceutical company, and as a director (since 2006), including as vice lead director (since 2008), of Derma Sciences, Inc., a manufacturer of dermatological products.  Mr. Wesson also serves as the Vice Chairman, as a director and as chairman of the audit committee of MedAssets, Inc., a provider of technology-enabled products and services to the healthcare industry.  He also serves on the board of directors of several private Galen portfolio companies.

Mr. Wesson’s experience as Senior Vice President and Managing Director of Smith Barney’s corporate finance department and as the founder of Galen Partners, a health care private equity firm, brings to the board extensive knowledge of the capital markets and corporate finance as well as entrepreneurial expertise.

John K. Wulff, 61, has served as a director of Chemtura since October 2009.  He is the retired Chairman of Hercules Inc., a manufacturer of specialty chemical products, a position he held from July 2003 until Ashland, Inc.’s acquisition of Hercules in November 2008. Prior to that time, he served as a member of the Financial Accounting Standards Board from 2001 to 2003. Mr. Wulff was previously Chief Financial Officer of Union Carbide Corporation (“Union Carbide”) from 1996 to 2001. During his fourteen years at Union Carbide, a manufacturer of chemicals and polymers, he also served as Vice President and Principal Accounting Officer from 1989 to 1995, and as Controller from 1987 to 1989. Mr. Wulff was also a partner of KPMG and predecessor firms from 1977 to 1987. He currently serves as a director (since 2004), as chairman of the audit committee and as a member of the governance and compensation committee of Moody’s Corporation. He is also a director and chairman of the audit committee of Sunoco, Inc. (since 2004), a leading manufacturer and marketer of petroleum and petrochemical products, and a director and chairman of the compensation committee of Celanese Corporation (since 2006), a global manufacturer of industrial chemicals. Mr. Wulff previously served as a director and as chairman of the nominating and governance committee of Fannie Mae.

Mr. Wulff’s experience in the chemical industry, combined with financial and accounting expertise from serving in executive accounting and finance positions, provides the board with broad chemical industry experience and finance and accounting expertise.

Executive Officers

Our executive officers are elected by the board of directors annually, and each serves until his or her successor is elected and qualified.  Set forth below is information regarding our current executive officers who are not also serving as directors:

Executive Officers	Position

Chet H. Cross	Executive Vice President and Group President—Engineered Products
Stephen C. Forsyth	Executive Vice President and Chief Financial Officer
Billie S. Flaherty	Senior Vice President, General Counsel & Secretary
Kevin V. Mahoney	Senior Vice President and Corporate Controller
Alan M. Swiech	Senior Vice President—Human Resources & Communication
Carol V. Anderson	Vice President and Treasurer
Raymond E. Dombrowski	Chief Restructuring Officer

Chet H. Cross, 51, has served as Executive Vice President and Group President of Engineered Products since January 2010.  From December 2008 to January 2010, Mr. Cross was Vice President of Operations of Ashland Inc.’s Ashland Hercules Water Technologies division.  Previously, Mr. Cross served for over 20 years with Hercules Inc. in a variety of positions of increasing responsibility, most recently as General Manager of Hercules’ Americas pulp and paper business and President of Hercules Canada.

Stephen C. Forsyth, 54, has served as Executive Vice President and Chief Financial Officer since April 2007.  Mr. Forsyth was also a director from March 2009 to October 2009 and Treasurer from June 2007 to November 2008.  Prior to joining Chemtura, Mr. Forsyth served for 26 years with Hexcel Corporation in a variety of executive capacities, most recently as Executive Vice President and Chief Financial Officer.

Billie S. Flaherty, 52, has served as Senior Vice President, General Counsel and Secretary since January 2009.  Ms. Flaherty was also a director from March 2009 to October 2009.  From October 2005 to January 2009, Ms. Flaherty served as Associate General Counsel of Chemtura.  Previously, Ms. Flaherty served as Vice President, Environmental, Health and Safety for Pitney Bowes Inc.

Kevin V. Mahoney, 55, has served as Senior Vice President and Corporate Controller since October 2006.  Prior to joining Chemtura, Mr. Mahoney spent 18 years with American Express Company, most recently as Senior Vice President of Corporate Reporting responsible for financial reporting globally.

Alan M. Swiech, 51, has served as Senior Vice President, Human Resources and Communication since January 2009.  Since joining Chemtura in April 2006, Mr. Swiech has served as Vice President, Human Resources, Supply Chain and Vice President, Human Resources, Polymer Additives and Supply Chain.  Prior to Chemtura, Mr. Swiech served as Vice President Administration for Akebono Corporation N.A. and President of AMAK LLC.  Before that he served as Vice President, Human Resources for Cambridge Industries Inc. and various positions of increasing responsibility with United Technologies Corporation.

Carol V. Anderson, 45, has served as Vice President and Treasurer since November 2008.  Since joining Chemtura in 2000, Ms. Anderson has served as Director of Treasury Operations and most recently as Assistant Treasurer.  Prior to joining Chemtura, Ms. Anderson spent 14 years with International Paper Company in various international financial functions.

Raymond E. Dombrowski, Jr., 55, has served as Chief Restructuring Officer since March 2009 responsible for overseeing restructuring activities and communicating Chemtura’s restructuring progress to the board of directors, the Official Committees in Chemtura’s Chapter 11 cases and other interested parties in the restructuring process.  Mr. Dombrowski is a Managing Director with Alvarez & Marsal North America Commercial Restructuring, LLC with more than 15 years of financial restructuring experience.

Certain Legal Proceedings

As a result of our filing voluntary petitions under Chapter 11 of the Bankruptcy Code, Messrs. Rogerson, Headrick, Andrews, Crownover, Hale, Joyce, Wesson and Wulff have each served as a director of a company that filed a petition under the federal bankruptcy laws within the last five years.

Board of Directors

Our business and affairs are managed under the direction of the board of directors.  The board believes that good corporate governance is an important factor in achieving business success and fulfilling the board’s responsibilities to our stakeholders.  Our board of directors has adopted and retained the independence standard under the NYSE as its standard of independence for directors even though we are not currently listed on the NYSE.  Our corporate governance policies and procedures are described in our corporate governance principles, which is available on our website at www.chemtura.com.

Our board of directors has eight members.  The board affirmatively determined that each director, other than Mr. Rogerson, our Chairman, President and Chief Executive Officer, is independent under the NYSE listing standards.  In making this determination, our board considered all relevant facts and circumstances including whether a director has a “material relationship” with Chemtura as contemplated by the NYSE listing standards.  Under applicable NYSE listing standards, Mr. Rogerson is not independent since he is employed by Chemtura.

It is the intent of our board of directors that all of its members with the exception of the Chief Executive Officer who also serves as the Chairman should meet the director independence requirements of the NYSE listing standards.  Mr. Forsyth, our Executive Vice President and Chief Financial Officer and Ms. Flaherty, our Senior Vice President, General Counsel and Secretary, served on our board of directors from March 2009 until Messrs. Joyce and Wulff were appointed as directors on October 29, 2009.  Messrs. Joyce and Wulff meet the independence requirements under the NYSE listing standards.

The board of directors held 5 regular meetings and 18 special meetings during our 2009 fiscal year.  All incumbent directors attended at least 75% of the total number of meetings held by the board of directors and by the committees of the board on which they served.  It is our policy that all directors are expected to attend our annual meeting of shareholders.  To that end, we have typically scheduled a meeting of the board on the day of the annual meeting of shareholders.  We did not hold an annual meeting of shareholders in 2009 because we filed for protection under Chapter 11 of the Bankruptcy Code on March 18, 2009.

It is the board’s policy that directors retire at the age of 72.  On February 25, 2009, the board determined that it is in our best interest for Mr. Headrick to continue to serve on the board and waived the mandatory retirement of Mr. Headrick for calendar year 2010.

Board Leadership Structure

The board believes our Chief Executive Officer is best situated to serve as Chairman because he is the director most familiar with our business and industry and most capable of identifying strategic priorities and leading the discussion and execution of strategy.  Independent directors and management have different perspectives and roles in strategy development.  Our independent directors bring experience, oversight and expertise from outside the Company while the Chief Executive Officer brings company-specific experience and expertise.  The board believes that the combined role of Chairman and Chief Executive Officer provides the appropriate balance between strategy development and execution and independent oversight of management by the board, promotes unified leadership and direction for the board and management and allows for a single, clear focus for the chain of command to execute our strategic initiatives and business plan.

Lead Director

Mr. Headrick, who serves as the chairman of the organization, compensation and governance committee, was selected by the board on May 13, 2008 to serve as co-lead director and on March 5, 2009 to serve as lead director.  The lead director’s responsibilities include:

•	presiding at executive sessions of the board;
•	consulting with the Chairman and other members of management on board and committee agendas;
•	advising the Chairman with respect to consultants who may report directly to the board; and
•	serving as liaison between the independent directors and management.

Executive Sessions

Executive sessions, which are meetings of the non-employee members of the board, are regularly scheduled throughout the year.  Non-employee directors meet by themselves, without management or employee-directors present, at regularly scheduled in-person board meetings and meetings of the committees of the board.

Board and Committee Evaluations

Every year the board, the audit committee and the organization, compensation and governance committee evaluate and discuss their respective performance and effectiveness as required by our corporate governance principles and committee charters. These evaluations cover a wide range of topics including the fulfillment of the board and committee responsibilities identified in our corporate governance principles and committee charters.

Oversight of Risk Management

We are exposed to a number of risks including, among others, financial, strategic and operational risks and risks relating to regulatory and legal matters.  The board has an active role, as a whole and also at the committee level, in overseeing our risk management process and in assessing our appetite for risk.  Specific board committees are responsible for overseeing specific types of risks.  In the course of reviewing business plans and projects, management regularly identifies and reviews the attendant risks with the board and the steps that have or will be taken to address them.  These reviews occur at regularly scheduled and special meetings of the board.

The audit committee periodically considers risks related to the subject matters described in its charter, including risks relating to liquidity, credit, internal controls, disclosure, financial reporting and certain legal and regulatory matters.  The audit committee also reviews reports from the Chemtura Resources Line, our anonymous hotline that employees can use to report suspected violations of our code of business conduct.  The audit committee also regularly meets in executive session with our Vice President-Internal Audit and our independent registered public accounting firm, without management present, to discuss if there are areas of concern of which the audit committee and the board should be aware.  The organization, compensation and governance committee establishes, with the advice of our compensation consultants, compensation policies and programs that do not incentivize executives and employees to take on an inappropriate level of risk and reviews succession planning and organizational design and development.  The finance and pension committee considers and reviews with management financial exposures related to debt maturities, foreign exchange, interest, liquidity and hedging programs, risks related to our pension plans and the actions being taken to mitigate or limit such risks including insurance programs and policies and procedures.  The environmental, health and safety committee reviews risks relating to environmental, health, safety, security and regulatory matters.  The chairpersons of each of our board committees report to the board, at the next board meeting, what transpired at any committee meetings that have taken place since the last board meeting.

We have evaluated our 2010 compensation policies and programs and believe that our compensation policies and programs do not create risks that are reasonably likely to have a material adverse effect on the Company.  To assist us in evaluating these policies and programs and making this assessment, we reviewed and discussed our compensation policies and programs with our compensation consultants.

Committees of the Board of Directors

The board of directors has established four standing committees to assist it in the administration of its responsibilities.  The board may establish other special or standing committees from time to time.  Members of the committees serve at the discretion of the board.  Each of our four standing committees operates under a charter adopted by the board.  Each committee member is independent under the NYSE listing standards and otherwise qualifies under the applicable committee charters.  On February 26, 2009, the board disbanded the oversight committee which had been established in 2007 to explore strategic alternatives for the Company.

Committee Membership
Name	Audit	Finance & Pension	Organization, Compensation & Governance	Environmental, Health & Safety
Roger L. Headrick		X	▲
Nigel D. T. Andrews	X	▲	X
James W. Crownover			X	▲
Martin M. Hale	X	X		X
Burton M. Joyce		X	X
Bruce F. Wesson	▲			X
John K. Wulff	X			X
▲  Chairman of the committee

Audit Committee

The audit committee is responsible for, among other things, overseeing the integrity of our accounting and financial reporting processes and the audits of our financial statements.  The audit committee meets periodically with management to review our risk assessment and risk management policies and material financial risk exposures and with the independent registered public accounting firm to review the scope of the annual audit;  provides general oversight with respect to the adequacy and effectiveness of our internal administrative business process and accounting principles employed in our financial reporting; and reviews our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K prior to filing with the SEC.  The audit committee also selects the independent registered public accounting firm after discussion with the board of directors; evaluates the independent registered public accounting firm’s qualifications, independence and performance; approves all audit and permitted non-audit services provided by the independent registered public accounting firm; and reviews and approves the fees of the independent registered public accounting firm.  The audit committee also reviews earnings press releases, financial information and earnings guidance provided to rating agencies; establishes procedures for handling complaints about accounting and auditing matters; and periodically reviews our Code of Business Conduct.  The audit committee has a written charter adopted by our board of directors.  The audit committee reviews and assesses the adequacy of its charter on an annual basis.  No changes were made to the written charter in fiscal year 2009.

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

Organization, Compensation & Governance Committee

The organization, compensation and governance committee is responsible for, among other things, the administration of our compensation plans, including approval of the level of compensation for our executive officers and the review and approval of bonus and deferred compensation plans, incentive arrangements, long term incentive programs and equity ownership guidelines for our executive officers.  The committee reviews and approves the corporate goals and objectives relative to the Chief Executive Officer’s compensation, evaluates the Chief Executive Officer’s performance against those goals and recommends to the board of directors for approval the Chief Executive Officer’s compensation based on this evaluation.  The committee is also responsible for corporate governance and organizational matters, including advising the board with respect to the organization, size and composition of the board and its committees,  identifying and recommending to the board of directors qualified candidates for election or appointment to the board of directors, reviewing and recommending changes to our corporate governance principles, evaluating board performance and reviewing our policies and programs that relate to corporate governance matters.  The committee also assists the board in succession planning for senior management and reviews risks relating to our compensation programs.  The committee has a written charter adopted by our board of directors.  The committee periodically reviews and assesses the adequacy of its charter and our corporate governance principles.  No changes were made to the written charter in fiscal year 2009.  Our corporate governance principles were revised in 2008 and approved by the board on February 26, 2009.  No other revisions were made to our corporate governance principles in 2009.  The current members of the committee are listed in the Committee Membership table above.  Each member of the committee is independent within the meaning of SEC regulations and the NYSE listing standards.

Compensation Committee Interlocks and Insider Participation

No member of the organization, compensation and governance committee was at any time during 2009 employed as an employee or officer of the Company or had any relationship with the Company requiring disclosure as a related-party transaction.  In addition, no executive officer of the Company has served on the board of directors or compensation committee of any other entity that has one or more executive officers who served as a member of our board of directors or compensation committee during 2009.

Finance & Pension Committee

The finance and pension committee is responsible for, among other things, reviewing and making recommendations to the board of directors regarding the issuance or repurchase of securities, material debt financings, material capital expenditures, acquisitions, divestitures, other material expenditures, dividend policy, management of pension assets and insurance risk management programs.  The committee is authorized to approve certain debt financings when the board of directors is not in session.  The committee has a written charter adopted by our board of directors.  The committee periodically reviews and assesses the adequacy of its charter.  No changes were made to the written charter in fiscal year 2009.  The current members of the committee are listed in the Committee Membership table above.

Environmental, Health & Safety Committee

The environmental, health and safety committee provides, among other things, guidance to and oversight of management with respect to safety, health, environmental, security and regulatory matters, including the review of our safety, health and environmental performance, policies, standards, procedures, management systems and strategic plans.  The committee also recommends actions and policies that will enable us to achieve a high level of safety, health and environmental performance compared with our peers in the chemical industry.  The committee has a written charter adopted by our board of directors.  The committee periodically reviews and assesses the adequacy of its charter.  No changes were made to the written charter in fiscal year 2009.  The current members of the committee are listed in the Committee Membership table above.

Director Nomination Process

The organization, compensation and governance committee is responsible for, among other things, screening potential director candidates and recommending qualified candidates to the board for nomination or appointment.  When identifying and evaluating candidates, the committee first determines whether there are any evolving needs of the board that require expertise in a particular field.  While the committee does not have a specific written policy on the diversity of the board, the committee also seeks nominees with a broad diversity of experience, professionalism, skills and backgrounds.  The committee does not assign specific weights to particular criteria and no particular criterion is necessarily applicable to all prospective nominees.  We believe that the backgrounds and qualifications of the directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow our board to fulfill its responsibilities.

Our corporate governance principles also require that all director candidates, whether recommended by a shareholder or otherwise, possess the following qualifications:

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

The committee may retain a third-party search firm to assist the committee and the board in locating qualified candidates that meet the needs of the board at that time.  The search firm provides information on a number of candidates, which the committee reviews and discusses.  The committee, other members of the board and the Chairman and Chief Executive Officer, will interview potential board candidates.  If the committee determines that a potential candidate meets the needs of the board, has the qualifications, and meets the independence standards required by the NYSE, it will recommend the nomination or appointment of the candidate to the board.

The committee will consider qualified candidates recommended by shareholders for board membership in accordance with the procedures established in our By-Laws.  Any shareholder entitled to vote in an election of directors may recommend one or more candidates for election as a director if written notice has been given to the Secretary of Chemtura not later than 90 days prior to the anniversary date of the immediately preceding annual meeting or the close of business on the tenth day following the date on which notice of the annual meeting is first given to shareholders, whichever is earlier.  Each notice shall set forth the following:

(i)	the name and address of the shareholder who intends to make the recommendation and of the person or persons recommended;
(ii)
a representation that the shareholder is a holder of record of stock of Chemtura entitled to vote at the annual meeting holding common stock of the Company with a value of at least $1,000 and intends to appear in person or by proxy to nominate the person or persons specified in the notice;

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

As a result of the Chapter 11 cases, the Company has temporarily suspended its annual meeting of shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Under SEC rules, our directors, executive officers and holders of more than 10% of our stock, if any, are required to file with the SEC reports of holdings and changes in beneficial ownership of our stock.  We have reviewed copies of these SEC reports as well as other records and information.  Based on that review, we believe that all reports were timely filed during 2009, with the exception of the following:  Mr. Dickey filed a Form 4 on January 7, 2009 to report the vesting of 16,667 restricted stock units on December 17, 2008;  Mr. Wedinger filed a Form 4 on January 7, 2009 to report the vesting of 16,667 restricted stock units on December 17, 2008; and Ms. Anderson filed a Form 4 on April 20, 2010 to report the sale of 1,869 shares of the Company on December 16, 2009.

 Code of Conduct, Committee Charters and Corporate Governance Principles

We have adopted a written code of ethics, or “code of business conduct,”  applicable to all our directors, officers (including our Chief Executive Officer, Chief Financial Officer, Corporate Controller and any person performing similar functions) and employees.  We intend to disclose any waivers of, or amendments to, the code of business conduct on our website.  The code of business conduct, audit committee charter, organization, compensation and governance committee charter and corporate governance principles may be viewed on our website at www.chemtura.com.  You may also obtain a copy of any of these documents without charge by writing to:  Chemtura Corporation, 199 Benson Road, Middlebury, CT  06749 USA,  Attention: Corporate Secretary.

ITEM 11.  EXECUTIVE COMPENSATION

Report of the Organization, Compensation and Governance Committee

The following report does not constitute soliciting materials and is not considered filed or incorporated by reference into any other Company filing under the Securities Act  or the Exchange Act, unless the Company specifically states otherwise.

The organization, compensation and governance committee has reviewed and discussed with management the Compensation, Discussion and Analysis (“CD&A”) set forth below including the accompanying tables.  The organization, compensation and governance committee recommended to the board of directors that the CD&A be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as amended hereby.

Roger L. Headrick, Chairman
Nigel D. T. Andrews
James W. Crownover
Burton M. Joyce

Compensation, Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers (including our Chief Executive Officer, Chief Financial Officer and other executive officers appearing in the Summary Compensation Table) should be read together with the compensation tables and related disclosures set forth below.

Overview of 2009 Compensation

On March 18, 2009, we filed for protection under Chapter 11 of the Bankruptcy Code.  Our primary goal in 2009 for executive compensation was to motivate and attract highly qualified executives focused on leading us through our Chapter 11 reorganization and delivering superior performance.

During 2009, our named executive officers provided significant leadership in stabilizing our business operations, obtaining sufficient liquidity to operate our business and adjusting to the changes created by our filing for protection under Chapter 11 of the Bankruptcy Code.  Upon filing for Chapter 11, we obtained the commitment of a $400 million senior secured super-priority debtor-in-possession credit agreement (the “DIP Credit Facility”), which provided liquidity necessary for us to continue operations as a debtor-in-possession (“DIP”).  On February 12, 2010, we refinanced our existing DIP Credit Facility with a $450 million credit facility (the “Amended and Restated DIP Credit Agreement”) which substantially reduced our financing costs and provided greater flexibility to operate our business.  We have developed a long range business plan that sets a course on strengthening and growing our businesses as well as identifying assets and activities that no longer fit our core businesses.  As part of our business plan, we also initiated various restructuring activities, including the restructuring in 2010 of certain operations of our flame retardants business and initiated the sale of our polyvinyl chloride (“PVC”) additives business which we expect will be completed in the first half of 2010.

In 2009, our named executive officers also provided significant leadership in improving our financial health and meeting or exceeding our financial objectives by:

•	Achieving or exceeding performance levels required by our DIP Credit Facility through margin expansion and reduction in selling, general and administrative expenses despite weak demand conditions;

•
Improving the collection of accounts receivable despite the impact of the recession and reducing inventory levels which, together with operating profitability, resulted in generating positive cash flow* for 2009 and the accumulation of substantial cash balances; and

•
Identifying, and now working closely with, several financial institutions we expect will lead our exit financing.  The support of these institutions offers us the potential to finance our plan of reorganization and emerge as a financially sound, stand-alone global company.

* We define “positive cash flow” as net cash provided from operating activities, excluding cash inflows and outflows associated with our former accounts receivable financing facilities, less cash flows from investing activities related to capital expenditures.  This is not an accounting measure in accordance with U.S. generally accepted accounting principles (“GAAP”).  This measure does not consider cash flows required to meet maturities of debt or repayments under our former accounts receivable financing facilities.  For customers, vendors and employees, it does not indicate whether our total indebtedness, net of cash and cash equivalents, is increasing or decreasing.  See our Consolidated Statement of Cash Flows in the Original Filing for complete information.

Role of the Organization, Compensation and Governance Committee

The organization, compensation and governance committee (the “committee”) is primarily responsible for overseeing the overall compensation structure, policies and programs for our executive officers.  Our Chief Executive Officer (“CEO”) annually reviews the performance of each of the executive officers and recommends salary adjustments to the committee for approval as well as annual cash incentive compensation and equity compensation applying specific performance metrics that have been previously approved by the committee for the executive officers.  The CEO also recommends to the committee for approval discretionary cash bonuses to reward extraordinary performance and contributions to the Company.  Although the committee considers the CEO’s recommendations, it retains full discretion to set all compensation for executive officers other than the CEO.  Regarding the CEO, the committee establishes and reviews the corporate goals and objectives relative to the CEO’s compensation and recommends to the board of directors for approval the CEO’s compensation based on an evaluation of the CEO’s performance against the previously established corporate goals and objectives.  The committee is comprised entirely of independent directors as defined under NYSE listing standards.  Under its charter, the committee has the discretion to retain outside legal, accounting and consulting services in discharging its duties.

Executive Compensation Philosophy and Objectives

Our primary goal in 2009 for executive compensation was to motivate and attract highly qualified executives focused on leading us through our Chapter 11 restructuring and delivering superior performance.  Our executive compensation programs require each named executive officer to demonstrate exceptional individual performance and to contribute as a member of the team to our overall success.  Prior to 2009, we designed our executive compensation programs to achieve the following objectives:

Pay-for-Performance: Our executive compensation programs were structured with a significant portion of variable, or at-risk, cash and equity compensation to ensure that the actual compensation realized by the named executive officers directly linked to individual, business unit and Company-wide performance.

Alignment:  Our executive compensation programs were designed to align the interests of the named executive officers with those of our shareholders both in the short-term and the long-term.  The annual cash incentive program rewarded executives for the achievement of specific financial and individual performance on an annual basis.  Our equity programs, combining stock options with time-based and performance-based restricted stock units (“RSUs”), further aligned the interests of our named executive officers and shareholders in the creation of shareholder value over the long-term.

Market Competitiveness:   A key to our future success is the ability to assemble a team of highly qualified executives who can provide the leadership necessary to execute our business strategy over the shorter and longer term.  Our executive compensation programs have been designed to offer market competitive compensation that would allow us to attract a talented executive management team capable of meeting or exceeding our business objectives.

Because of our Chapter 11 cases and pending restructuring, traditional compensation arrangements comprising a mix of short-term and long-term cash and equity compensation were not deemed suitable for our executive officers at this time; however, in the future we may offer equity compensation to our executive officers as long-term incentives.   Since filing for Chapter 11, our executive compensation programs have been redesigned to reward the achievement of certain pre-determined financial goals and milestones in our Chapter 11 restructuring.  Our executive compensation programs also aim to encourage our management team to position the Company to emerge from Chapter 11 as quickly as possible.  In order to achieve these objectives, the Bankruptcy Court approved and the committee adopted the Key Employee Incentive Plan (the “KEIP”) comprised of two components:  the 2009 Management Incentive Program (the “2009 MIP”), an annual performance-based cash incentive program tied to the achievement of improving our cash flow and maximizing value for our stakeholders and the Emergence Incentive Plan (“EIP”), an incentive program tied to value creation in connection with our emergence from Chapter 11.

How We Use Compensation Consultants

Since 2004, we have retained the services of Towers Watson & Co. (f/k/a Towers, Perrin, Foster & Crosby, Inc. (“Towers Watson”)), a management consulting firm, to advise the committee and the Company on executive compensation matters.  During 2009, Towers Watson attended several committee meetings on matters related to compensation for our executive officers, including assisting the committee and the Company in designing our executive compensation programs.  In 2009, fees paid to Towers Watson for these services totaled $24,565.  Additionally, Towers Watson filed a proof of claim for pre-petition unpaid services provided to the committee and the Company for $202,469.  We have also utilized the services of Pearl Meyer & Partners (“Pearl Meyer”) for executive compensation survey work.  In 2009, fees paid to Pearl Meyer for these services totaled $3,302.

Management engaged Towers Watson to provide additional consulting services, including pension and actuarial consulting services, advice in connection with the sale of our PVC additives business and, in connection with our Chapter 11 cases, review, analysis and preparation of schedules and financial reports relating to our pension plans and other post-employment benefit plans.  In 2009, fees paid to Towers Watson for these services totaled $907,297.  Towers Watson filed a proof of claim for pre-petition unpaid services provided to the Company for $74,170.  Management also engaged Pearl Meyer to provide additional consulting services in connection with our Chapter 11 cases, including providing information, analysis and documentation to the creditors’ committee and other professionals regarding our executive compensation programs.  In 2009, fees paid to Pearl Meyer for these services totaled $108,300.  The committee did not approve these consulting services because such approval is not required under the committee’s charter.

No member of the committee or any named executive officer has any affiliation with Towers Watson or Pearl Meyer.  From time to time, we have also retained the services of outside counsel to advise us on compensation matters.

Pay Levels and Benchmarking

Pay levels for executives are based on the following factors:

•	roles and responsibilities within the Company;
•	experience and expertise;
•	compensation levels in the marketplace for similar positions; and
•	the performance of the individual and the Company as a whole.

When reviewing marketplace compensation for our executive officers, the committee considers publicly available information, such as the compensation disclosures of proxy statements from competitors as well as data from privately published compensation surveys focusing on other companies within the chemical industry and other relevant industries.  Analyses are prepared jointly by us and our consultants.  In 2009, to assist us in our compensation decisions, we prepared an analysis of executive compensation using proxy data from a specific peer group and published survey data from the Equilar, Hay Group, Towers Watson and Mercer compensation surveys.  Data from the Hay Group was chemical industry specific within the United States.  Towers Watson data covered both the chemical industry and general industry in the United States.  The data drawn from these sources was adjusted to account for differences between Chemtura and the companies represented in the data, such as relative differences in revenues and scope of operations.

The committee reviews the companies that comprise the peer group each year to ensure that the peer group remains appropriate.  During 2009, the committee revised the peer group based on the companies that compete with us in the chemical industry and with which we compete for executive talent.  The companies in the peer group were identified based on industry, revenues, number of employees, total assets and market capitalization.  The committee determined that Lyondell Chemical Company, PPG Industries Inc., Praxair Inc. and Rohm & Haas Co. should be removed from the peer group because total revenues and assets for these companies were not comparable to Chemtura.  In addition, the committee determined that a larger sample size was appropriate and, therefore, increased the peer group from 10 companies to 17 companies and added Airgas, Inc., Arch Chemicals, Inc., Ashland Inc., Georgia Gulf Corp., NALCO Holding Co., PolyOne Corp., Rockwood Holdings, Inc., RPM International Inc., Valspar Corp., W. R. Grace & Co. and Westlake Chemical Corp.  For 2009, the peer group that the committee reviewed to ensure that our total compensation is within a reasonably competitive range included the following 17 companies:

Airgas Inc.	Eastman Chemical Co.	Rockwood Holdings Inc.
Albermarle Corp.	FMC Corp.	RPM International Inc.
Arch Chemicals, Inc.	Georgia Gulf Corp.	Valspar Corp.
Ashland Inc.	Lubrizol Corp.	W. R. Grace & Co.
Cabot Corp.	NALCO Holding Co.	Westlake Chemical Corp.
Cytec Industries Inc.	PolyOne Corp.

The committee reviews the compensation practices of the companies in these studies to design compensation programs to attract new executives in our highly competitive industry and to confirm proper levels of compensation for our named executive officers.  This compensation data is one factor the committee uses in determining executive compensation; it is not a definitive factor in making such compensation decisions.  Moreover, the committee does not adhere to strict formulas, benchmarking or its review of the compensation data described above to determine the mix of compensation elements.  Instead, the committee considers various factors in exercising its discretion to determine compensation, including the experience, expertise, responsibilities and performance of each named executive officer.

Components of Compensation

Prior to 2009, our compensation programs for named executive officers comprised four components:  base salary, annual performance-based cash incentive compensation, long-term equity incentive compensation and discretionary cash bonuses.  Our current compensation structure reflects our Chapter 11 status.  Our compensation programs for named executive officers consist of base salary, annual performance-based cash incentive compensation and incentives tied to our emergence from Chapter 11.  The annual performance-based incentive compensation plan is designed to reward the achievement of certain financial goals in our Chapter 11 restructuring, such as improving our cash flow and maximizing value for our various stakeholders in the short-term.  Our EIP is designed to attract key executives and employees, align the interests of our executives and employees with those of our stakeholders, maximize the value of the Company’s Chapter 11 estate and motivate and reward exceptional performance through and beyond our emergence from Chapter 11.  The overall compensation program is also designed to attract executives with the appropriate experience and mitigate the risks associated with joining a company in the process of a Chapter 11 restructuring.

To achieve the compensation objectives described above, the compensation programs for our named executive officers in 2009 comprised the following components:

Base Salary:  fixed pay that takes into account an individual’s roles and responsibilities, experience and expertise designed to provide a market competitive annualized base salary.

Annual Performance-Based Cash Incentive Compensation:  variable performance-based cash payments under our 2009 MIP designed to reward the achievement of pre-established financial goals specifically tied to our Chapter 11 restructuring with target award opportunities generally expressed as a percentage of base salary.

Emergence Incentive Compensation:  performance-based incentive awards under our 2009 EIP designed to reward the achievement of pre-established financial goals upon emergence from Chapter 11 in the form of time-based restricted stock units and/or stock options or in another form of consideration.

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

In 2009, the committee did not approve base salary increases for our named executive officers because we filed for protection under Chapter 11 of the Bankruptcy Code on March 18, 2009.  Base salary increases for 2010 were reviewed by the committee during the first quarter of 2010.  In 2010, the committee approved a merit and market adjustment base salary increase of $25,000 for Ms. Flaherty effective April 4, 2010.  None of our other named executive officers received a base salary increase in 2010 because the committee believed that the current base salaries were appropriate based on reviews of competitive market data.

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

The Chemtura Corporation Management Incentive Program (“MIP”) is an annual performance-based cash incentive program established under the 2005 STIP. The 2009 MIP, which was approved by the Bankruptcy Court on July 28, 2009, provides each participant, including named executive officers, with an opportunity to earn cash compensation in the form of an annual cash incentive based on the attainment of pre-established financial performance goals specifically tied to our Chapter 11 restructuring (the “MIP Award”).  Participants in the 2009 MIP fall into one of three groups:  Executive Participants, Function Participants and Business Participants, as determined by the committee and, where applicable, the board.  Some participants may be allocated or split between function and business or multiple business units depending on their positions.  Each MIP participant was assigned an incentive opportunity expressed as a percentage of base pay (the “Target Percentage”).  A participant’s final MIP Award payment is calculated by multiplying the Target Percentage by the applicable award percentage based on the actual results achieved for the applicable performance goal, and may range from 0% up to a maximum of 200% of the Target Percentage.  That figure is then subject to adjustment up or down based on the Company’s or assigned Business Unit’s safety performance over the performance period, as determined by reference to the Company’s or assigned Business Unit’s Total Recordable Case Rate (“TRCR”).  Recordable cases refer to recordable injuries in the workplace.  The TRCR, as defined by OSHA, is calculated by multiplying the number of recordable cases by 200,000 and dividing that number by the number of labor hours at the Company.  The committee has the discretion to further adjust each participant’s MIP Award up or down, based on its assessment of any personal, function or other performance it determines should be considered.

The 2009 MIP Target Percentages established by the board for Mr. Rogerson and by the committee for our other named executive officers were:  Mr. Rogerson 100%; Mr. Forsyth 70%; Mr. Dickey 70%; Mr. Mahoney 40%; and Ms. Flaherty 50%.  Mr. Wedinger, who left the Company on July 1, 2009, was not eligible to receive an award under the 2009 MIP.

2009 Performance Measures.  For 2009, the performance measures used to determine the MIP payouts included consolidated earnings before interest, taxes, depreciation expense and amortization expense, and adjusted for certain special items as described in the 2009 MIP (“ Consolidated EBITDA” ), Consolidated Days Sales Outstanding (“DSO” ) and Consolidated Days Cost in Inventory (“DCI” ).  Consolidated EBITDA was established by the committee as a performance metric to incentivize management to improve cash flow and to meet or exceed the financial covenants in our DIP Credit Facility.  DSO and DCI are formulas that measure the time it takes to convert working capital into cash.  DCI measures the average number of days that it takes to turn inventory into sales.  DSO measures the average number of days that it takes to collect receivables after revenue has been recognized.  The lower the DSO and DCI, the more efficient we are managing our working capital.  DSO and DCI were established by the committee as performance metrics to incentivize management to improve our working capital.  DSO and DCI are measured at the end of each quarter against pre-established quarterly DSO and DCI performance metrics.

Cash awards under the 2009 MIP for Executive Participants are based on Consolidated EBITDA (weighted 70%), DSO (weighted 15%) and DCI (weighted 15%).  Cash awards under the 2009 MIP for Business Participants are based on the achievement of Business Unit EBITDA (weighted 70%), Business Unit DSO (weighted 15%) and Business Unit DCI (weighted 15%).  Cash awards under the 2009 MIP for Function Participants are based on the achievement of Consolidated EBITDA (weighted 50%), Consolidated DSO (weighted 10%), Consolidated DCI (weighted 10%) and Function Goals (weighted 30%).  The 2009 MIP opportunity for Messrs. Rogerson, Forsyth, Dickey, Mahoney and Ms. Flaherty was based upon Executive Participant performance goals.

The committee approved threshold, target and maximum Consolidated and Business Unit EBITDA, DSO and DCI performance goals.  For Executive and Function Participants, there would be no payout under the 2009 MIP unless threshold performance under the Consolidated EBITDA performance metric is achieved.  For Business Participants, there would be no payout under the 2009 MIP unless the thresholds for Consolidated EBITDA and Business Unit EBITDA performance metrics are achieved.  Once performance above the minimum threshold level is met for Consolidated EBITDA for Executive and Function Participants and Consolidated EBITDA and Business Unit EBITDA for Business Participants, the 2009 MIP is funded from 1% to 200% depending on the level of achievement of the applicable performance goal compared to a payout scale.  Results between threshold and target and results between target and maximum are interpolated on a straight line basis.

The following table sets forth the threshold, target and maximum levels for Consolidated EBITDA applicable to the 2009 MIP awards for Messrs. Rogerson, Forsyth, Dickey, Mahoney and Ms. Flaherty as approved by the board for Mr. Rogerson and by the committee for our other named executive officers:

Performance Metric	Threshold (in millions)	Target (in millions)	Maximum (in millions)
EBITDA	$150	$250	$325

The following table sets forth the threshold, target and maximum levels for Consolidated DSO and Consolidated DCI applicable to the 2009 MIP awards for Messrs. Rogerson, Forsyth, Dickey, Mahoney and Ms. Flaherty as approved by the board for Mr. Rogerson and by the committee for our other named executive officers:

Performance Metric	Threshold (days)	Target (days)	Maximum (days)
DSO Q1 2009	84	76	72
DSO Q2 2009	72	65	62
DSO Q3 2009	66	60	57
DSO Q4 2009	66	60	57
DCI Q1 2009	124	113	107
DCI Q2 2009	105	95	90
DCI Q3 2009	88	80	76
DCI Q4 2009	88	80	76

In 2009, Consolidated EBITDA was $264 million, exceeding the Consolidated EBITDA target performance goal of $250 million and, therefore, was funded at 120%.  Consolidated DSO, as measured quarterly in 2009, was 74, 69, 62 and 64, and was funded at an average of 73%.  Consolidated DCI, as measured quarterly in 2009, was 114, 87, 93 and 101, and was funded at an average of 72%.  The 2009 MIP awards were not adjusted upward or downward based upon the Company’s TRCR safety multiplier of 1.  The 2009 MIP cash incentive awards approved by the board for Mr. Rogerson and by the committee for Messrs. Forsyth, Dickey, Mahoney and Ms. Flaherty were as follows:

Craig A. Rogerson	$1,057,125
Stephen C. Forsyth	351,494
David G. Dickey	332,994
Billie S. Flaherty	171,783
Kevin V. Mahoney	130,070

Emergence Incentive Compensation

We believe that we will encourage the desired performance from our executive officers by ensuring each such individual has a substantial personal interest in our successful emergence from Chapter 11.  The EIP, which was approved by the Bankruptcy Court on July 28, 2009, provides the opportunity for participants to earn an award that will be granted upon our emergence from Chapter 11 in the form of time-based restricted stock units and/or stock options, or in another form of consideration.  The purpose of the EIP is to motivate and incentivize key executives and employees, aligning their interests with those of our stakeholders, maximize the value of the Company’s Chapter 11 estate and reward exceptional performance through and beyond our emergence from Chapter 11.  The number of employees included in the EIP and the size of the award pool is based upon specific Consolidated EBITDA levels achieved during the twelve month period immediately preceding the Company’s emergence from Chapter 11.  The EIP also provides for an award pool valued at $750,000 that the committee and/or the Company can utilize, at its discretion, for new hires and promotions during the pendency of the Chapter 11 cases.  The EIP is currently unfunded and will be funded only if we achieve the Consolidated EBITDA performance goal and emerge from Chapter 11.

On September 11, 2009, the following values, determined at the time of grant, were established by the board for Mr. Rogerson and by the committee for our other named executive officers for any award made under the EIP upon our emergence from Chapter 11:

Craig A. Rogerson	$2,500,000
Stephen C. Forsyth	625,000
David G. Dickey	590,000
Billie S. Flaherty	325,000
Kevin V. Mahoney	225,000

Messrs. Rogerson, Forsyth and Ms. Flaherty will be eligible to receive an award under the EIP only if we achieve $200 million in Consolidated EBITDA (as will be defined in the plan) for the twelve month period immediately preceding our emergence from Chapter 11.  Mr. Mahoney will be eligible to receive an award under the EIP only if we achieve $221 million in Consolidated EDITDA (as will be defined in the plan) for the twelve month period immediately preceding our emergence from Chapter 11.  Mr. Dickey resigned effective April 23, 2010 and is not eligible to receive an award under the EIP.

Discretionary Cash Bonus

There were no discretionary cash bonuses awarded to our named executive officers for 2009.

Long-Term Equity Incentive Compensation

Our long-term equity incentive compensation programs were designed to reward demonstrated performance and leadership, motivate future superior performance, align the interests of the executives with that of our shareholders, and motivate and retain the executives through the term of the award.  The 2006 Chemtura Corporation Long-Term Incentive Plan (the “2006 LTIP”) provides for, among other things, the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs, performance stock and cash-based long-term incentives.

Prior to 2009, we increasingly weighted our equity awards towards RSUs with a performance component because we believed it was a better tool to motivate our executive team, enhance morale and teamwork and encourage retention while rewarding the achievement of specific Company-wide financial performance goals.  Unlike a stock option award, the compensation value of an RSU award does not depend on future stock price increases; at grant, its value is equal to our stock price.  Although its value may increase or decrease with our stock price before vesting, an RSU award will maintain value in the long term, encouraging retention.  By contrast, the value of a stock option depends on future stock price appreciation.  Accordingly, RSUs deliver greater share-for-share compensation value at grant than stock options, and we can offer comparable grant date compensation with fewer shares and less dilution to our shareholders.

Because of our Chapter 11 cases and pending restructuring, traditional equity compensation arrangements, such as stock options and RSUs, were not deemed suitable for our executive officers at this time.  Accordingly, there were no stock options or RSUs granted to our named executive officers in 2009.  In the future, however, we may offer equity compensation to our named executive officers as long-term incentives.   As a replacement for long-term equity compensation, the committee adopted the EIP as described more fully above.

As described more fully in the notes to the Outstanding Equity Awards at Year-End Table below, several of our named executive officers were previously awarded RSUs that vested after the Company filed for protection under Chapter 11 of the Bankruptcy Code on March 18, 2009.  These RSUs are subject to the applicable provisions of the Bankruptcy Code and cannot be distributed to the named executive officers outside a plan of reorganization.

Other Compensation Elements

Savings Plans:  Executive officers are eligible to participate in the Chemtura Corporation Employee Savings Plan, a 401(k) tax qualified savings plan generally available to all U.S.-based Chemtura employees (the “401(k) Plan”).  The 401(k) Plan includes a flat Company contribution in the amount of 3% of each employee's eligible compensation up to certain limits imposed by the Internal Revenue Code.  This flat 3% contribution was suspended by the board of directors effective January 1, 2009.  The 401(k) Plan participants, including executives, are also eligible to receive a dollar-for-dollar match on their personal contributions, up to a maximum of 6% of their eligible compensation, subject to certain limits imposed by the Internal Revenue Code.  Executive officers are also eligible to participate in the Company's Supplemental Savings Plan.  This program is designed to provide benefits similar to the benefits available under the 401(k) Plan for eligible compensation that is above the limits imposed by the Internal Revenue Code on contributions to the 401(k) Plan.  These savings plans are the only retirement programs available to our executive officers.  The savings plans described above are offered to our executive officers to provide competitive compensation opportunities similar to those that are commonly made available by other companies in our industry.

Perquisite Allowance:   During 2009, our named executive officers were provided with a fixed perquisite allowance. The perquisite allowance is $75,000 for the CEO, $32,000 for Executive Vice Presidents and $16,000 for Senior Vice Presidents.  The allowance is not grossed up for taxes.  Mr. Wedinger received a perquisite allowance of $16,369 representing the prorated amount from January 1, 2009 through July 1, 2009, his date of termination.  Ms. Flaherty received a perquisite allowance of $14,462 representing the prorated amount from February 1, 2009, her date of promotion to Senior Vice President, General Counsel & Secretary, through December 31, 2009.  The perquisite allowance replaced our past practice of reimbursing executive officers for individual perquisite expenses.  The committee believes that the perquisite allowance combined with base salary offers our named executive officers a market competitive compensation element that allows us to attract and retain key executives.

Stock Ownership Guidelines

The committee believes that stock ownership by management closely aligns the interests of management with those of our shareholders.  Accordingly, prior to our Chapter 11 cases, the committee established stock ownership guidelines for senior management, including our named executive officers.  The guidelines require our senior management, including named executive officers, to achieve equity ownership targets based upon a multiple of current base salary ranging from two times base salary to five times base salary depending on the position.  The stock is valued at the higher of the current market price or the average of the five previous closing prices on the last day of fiscal year 2008.  The committee expected our named executive officers to achieve the equity targets within five years of hire or promotion to an eligible position although the five year period had not expired for any of our named executive officers.  As of December 31, 2008, our named executive officers had not yet achieved their equity ownership targets.  There are no penalties for failing to achieve the equity targets.  The stock ownership guidelines were suspended in 2009 because of our Chapter 11 restructuring.  The committee expects to review the stock ownership guidelines once we emerge from Chapter 11.

Severance Arrangements

The committee has adopted the Chemtura Corporation Executive and Key Employee Severance Plan, as amended on March 13, 2009 (the “Executive and Key Employee Severance Plan”).   None of the named executive officers is entitled to receive compensation or benefits upon termination other than as provided in the Executive and Key Employee Severance Plan and other plans generally available to other employees.  See discussion below of Potential Payments Upon Termination or Change-In-Control.  The committee believes that the Executive and Key Employee Severance Plan is important to the competitiveness of our overall compensation program.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code generally provides that certain kinds of compensation in excess of $1 million in any single year paid to the CEO and the three other most highly compensated executive officers (other than our principal financial officer) are not deductible for federal income tax purposes unless the compensation qualifies as “performance-based compensation” that has been disclosed to and approved by shareholders.  Performance-based compensation qualifying under Section 162(m), among other requirements, must be payable only upon the attainment of pre-established, objective performance goals that were established by a board committee consisting only of “outside directors.”  The committee's policy is to maximize deductibility to the extent possible while maintaining flexibility in compensating executive officers in a manner designed to promote varying corporate goals.  Accordingly, we have submitted relevant plans for shareholder approval.  However, if following the requirements of Section 162(m) would not be in the best interests of the Company, the committee may exercise discretion to pay nondeductible compensation.  Accordingly, in the future, the committee will use its discretion to determine whether to make awards that satisfy the “qualified performance-based” requirements of Section 162(m) in order to maximize tax deductibility of executive compensation while balancing the interests of our shareholders and the most appropriate methods and approaches for the design and delivery of compensation to our named executive officers.  During 2005 and 2006, shareholders approved the 2005 STIP and 2006 LTIP plans, respectively, under which awards intended to qualify as performance-based compensation within the meaning of Section 162(m) are authorized.

When determining amounts and forms of compensation grants to executive officers and employees, the committee considers the accounting cost associated with the grants.  The accounting expense of equity awards to employees is calculated in accordance with Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation (“ASC 718”).  For a discussion of the assumptions and methodologies used to calculate the expense of equity awards, see Note 2 – Basis of Presentation and Summary of Significant Accounting Policies, “Stock-Based Compensation” and Note 16 – Stock Incentive Plans to our Consolidated Financial Statements in the Original Filing.  The committee believes, however, that the advantages of equity compensation programs, as discussed above, outweigh the non-cash expense associated with them.

Section 280G of the Internal Revenue Code imposes an excise tax on payments to executives and disallows a tax deduction by the Company for severance and other payments made to certain executives in connection with a change-in-control, to the extent the  payments exceed specified limits in the Internal Revenue Code.  We have designed our severance and change-in-control arrangements to minimize the penalties under Section 280G.

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

Executive Compensation Tables

Summary Compensation Table

The table below presents information as of December 31, 2009, 2008 and 2007 regarding compensation earned by or awarded to each of our named executive officers for services rendered in 2009, 2008 and 2007.  These officers consist of the Chief Executive Officer, the Chief Financial Officer and each of the three other most highly compensated executive officers as of December 31, 2009.

Name of Executive and Principal Position	Year	Base Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Stock Options ($)(3)	Non- Equity Incentive ($)(4)	Change in Value of Nonqualified Deferred Compensation ($)(5)	All Other Compensation ($)(6)	Total
Craig A. Rogerson	2009	1,000,000	-	-	-	1,057,125	128	195,882	2,253,135
Chairman, President and CEO	2008	53,846	-	-	207,000	-	-	4,039	264,885
Stephen C. Forsyth	2009	475,000	-	-	-	351,494	33,067	66,025	925,586
EVP & Chief Financial Officer	2008	474,904	50,000	387,450	459,000	-	(39,362)	85,472	1,417,464
	2007	302,884	90,305	992,700	662,850	109,695	(1,330)	48,797	2,205,901
David G. Dickey (7)	2009	447,596	-	-	-	332,994	49	64,264	844,903
EVP & Group President - Performance	2008	424,404	-	387,450	459,000	-	-	87,888	1,358,742
Products	2007	250,000	141,875	452,626	125,350	43,125	-	75,459	1,088,435
Billie S. Flaherty	2009	319,500	-	-	-	171,783	-	29,675	520,958
SVP, General Counsel and	2008	266,000	-	100,737	119,000		-	20,700	506,437
Secretary	2007	242,200	-	18,090	72,485	58,996	-	20,250	412,021
Kevin V. Mahoney	2009	300,000	-	-	-	130,070	-	31,272	461,342
SVP and Corporate Controller	2008	296,538	-	129,150	153,000		-	35,160	613,848
	2007	285,000	17,250	80,802	114,450	42,750	-	35,069	575,321
Robert S. Wedinger	2009	232,115	-	-	-	-	112	231,791	464,018
Executive Vice President -	2008	424,481	-	387,450	459,000	-	272	80,172	1,351,375
Strategic Initiatives	2007	270,000	-	452,626	125,350	150,000	-	384,039	1,382,015

(1)
Amounts reported in this column include amounts deferred under the Chemtura Corporation Employee Savings Plan, a qualified 401(k) plan (the “401(k) Plan”), and the Company’s non-qualified Supplemental Savings Plan.  Messrs. Rogerson, Forsyth and Dickey each participated in both the 401(k) Plan and the Supplemental Savings Plan.  Ms. Flaherty and Messrs. Mahoney and Wedinger participated only in the 401(k) Plan.  Company contributions to both the 401(k) Plan and the Supplemental Savings Plan are reported in the Company Contributions to Defined Contribution Plans column in the All Other Compensation Table below and in the All Other Compensation column in the Summary Compensation Table above.  Company contributions to the Supplemental Savings Plan also are reflected in the Non-Qualified Deferred Compensation Table below.  Mr. Rogerson was hired as Chairman, President and Chief Executive Officer on December 9, 2008.  The amounts reported in 2008 for Mr. Rogerson for Base Salary and All Other Compensation reflect the amounts actually received on account of services performed in 2008.

(2)	Amounts reported in this column are discretionary cash bonus payments that are not subject to pre-established performance measures.

(3)
The Company did not grant stock options or RSUs to the named executive officers in 2009.  Upon Mr. Wedinger’s resignation on July 1, 2009, 112,750 stock options, 52,100 performance-based RSUs and 16,666 time-based RSUs were cancelled.  In accordance with new SEC rules, we recalculated the amounts shown for the 2007 and 2008 awards to reflect the aggregate grant date fair value, calculated in accordance with ASC 718, excluding the effect of estimated forfeitures, and, with respect to the performance-based RSUs, based upon the probable outcome of the performance conditions on the grant date.  For a discussion of the assumptions and methodoligies used to calculate the amounts referred to above, see “Stock-Based Compensation”, Note 16 to our Consolidated Financial Statements in the Original Filing.

(4)
Amounts reported in this column are annual performance-based cash incentives under our MIP that are subject to pre-established performance measures.  In 2010, based on the achievement of 2009 performance targets, as discussed in the CD&A in the section entitled  Annual Performance-Based Cash Incentive Compensation, the board approved payment of the amounts shown as cash incentive awards under the 2009 MIP.

(5)	Amounts reported in this column comprised earnings or loss to the Supplemental Savings Plan accounts of the named executive officers.

(6)
See All Other Compensation Table below for additional information pertaining to amounts shown in this column.  On July 1, 2009, Mr. Wedinger’s employment was terminated.  The amount shown in this column for Mr. Wedinger includes amounts paid to him under a Separation Agreement and General Release, dated as of July 1, 2009 (the “Separation Agreement”).  See Current Report on Form 8-K, dated July 7, 2009.

(7)	Mr. Dickey resigned as Executive Vice President and Group President-Performance Products effective April 23, 2010. See Current Report on Form 8-K, dated April 13, 2010.

All Other Compensation Table

The following table describes the perquisites and other compensation received by our named executive officers during 2009:

	Company
	Contribution
	to Defined		Personal
	Contribution	Perquisite	Umbrella	Relocation	Tax Gross up &	Severance
Name of	Plans	Allowance	Insurance	Allowance	Reimbursement	Agreement
Executive	($)(1)	($)(2)	($)	($)	($)(3)	($)(4)	Total
C. A. Rogerson	60,000	75,000	1,850	34,691	24,341	-	195,882
S. C. Forsyth	33,000	32,000	1,025	-	-	-	66,025
D. G. Dickey	31,239	32,000	1,025	-	-	-	64,264
B. S. Flaherty	14,700	14,462	513	-	-	-	29,675
K. V. Mahoney	14,547	16,000	725	-	-	-	31,272
R. S. Wedinger	13,927	16,369	1,495	-	-	200,000	231,791

(1)
Amounts reported in this column include Company contributions to the 401(k) Plan and the Supplemental Savings Plan. For further discussion of the 401(k) Plan and Supplemental Savings Plan, see Other Compensation Elements in CD&A and  Additional Information Regarding the Supplemental Savings Plan following the Non-Qualified Deferred Compensation Table below.  Pursuant to the Pension Protection Act of 2006, because the Company filed for protection under Chapter 11 of the Bankruptcy Code, certain employee elective deferrals to the Supplemental Savings Plan were returned to the executive; however, the Company did make matching contributions to the Supplemental Savings Plan on amounts that would have otherwise been deferred by the executive.  Mr. Rogerson received $22,223; Mr. Forsyth received $7,638 and Mr. Dickey received $4,154.  These amounts are reflected here.

(2)
For 2009, each of the named executive officers received a perquisite allowance. At the executive’s discretion, the perquisite allowance is used for, among other things, club membership, financial planning services, automobile expense and other expenses. The allowance is not grossed up for taxes. The perquisite allowance replaced our past practice of reimbursing executives for individual perquisite expenses.  The perquisite allowance is $75,000 for the CEO, $32,000 for Executive Vice Presidents and $16,000 for Senior Vice Presidents.  In 2009, Mr. Wedinger received a perquisite allowance of $16,369 representing the prorated amount from January 1, 2009 through July 1, 2009, his date of termination. In 2009, Ms. Flaherty received a perquisite allowance of $14,462 representing the prorated amount from February 1, 2009, the date of her promotion to Senior Vice President, General Counsel & Secretary, through December 31, 2009.

(3)	The tax gross up relates to relocation benefits furnished to Mr. Rogerson.

(4)
Mr. Wedinger’s employment with the Company terminated on July 1, 2009.  The amount shown in this column represents amounts paid to Mr. Wedinger under his Separation Agreement.  See Current Report on Form 8-K, dated July 7, 2009.

Grants of Plan-Based Awards

The following table sets forth information regarding performance-based incentive compensation under the 2009 MIP and incentive compensation under the EIP to be granted upon the Company’s emergence from Chapter 11:

		Estimated Future Payments Under Non- Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Closing Market Price on Grant	Full Grant Date Fair
Name of	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Date	Value
Executive	Date	($)	($)	($)	($)	($)	($)	(#)	(#)	($/Sh)	($/Sh)	($)
C. A. Rogerson	3/12/2009	10,000	1,000,000	2,000,000
	10/9/2009		2,500,000
S. C. Forsyth	3/12/2009	3,325	332,500	665,000
	10/9/2009		625,000
D. G. Dickey	3/12/2009	3,150	315,000	630,000
	10/9/2009		590,000
B. S. Flaherty	3/12/2009	1,625	162,500	325,000
	10/9/2009		325,000
K. V. Mahoney	3/12/2009	1,200	120,000	240,000
	10/9/2009		225,000
R. S. Wedinger		0	0	0

(1)
Amounts reported in this column represent the threshold, target and maximum amounts payable under the 2009 MIP.  Cash awards under the 2009 MIP for Messrs. Rogerson, Forsyth, Dickey, Mahoney and Ms. Flaherty were based upon the achievement of Consolidated EBITDA (weighted 70%), Consolidated DSO (weighted 15%) and Consolidated DCI (weighted 15%).  There would be no payout under the 2009 MIP unless threshold for Consolidated EBITDA was achieved.  Once performance above the minimum threshold level is achieved for Consolidated EBITDA for Messrs. Rogerson, Forsyth, Dickey, Mahoney and Ms. Flaherty,  the 2009 MIP is funded from 1% to 200% depending on the level of achievement of the applicable performance goal compared to a payout scale.  See discussion of Annual Performance-Based Cash Incentive Compensation in CD&A.  Mr. Wedinger’s employment with the Company terminated on July 1, 2009.  He was not eligible to receive an award under the 2009 MIP.

Amounts reported in this column also represent the values, determined at the time of grant, for any award made under the EIP to Messrs. Rogerson, Forsyth, Dickey, Mahoney and Ms. Flaherty.  The EIP provides the opportunity for participants to earn an award that will be granted upon our emergence from Chapter 11 in the form of time-based restricted stock units and/or stock options, or in another form of consideration.  The number of employees included in the EIP and the size of the award pool are based upon specific Consolidated EBITDA levels achieved during the twelve month period immediately preceding our emergence from Chapter 11.  See discussion of Emergence Incentive Compensation in CD&A.  Mr. Dickey resigned effective April 23, 2010 and is not eligible to receive an award under the EIP.

Outstanding Equity Awards at Year-End

The following table presents information regarding the outstanding equity awards held by each of our named executive officers as of December 31, 2009:

	Option Awards					Stock Awards
Name of Executive	Option Grant Date	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexcercised Options (# Unexercisable)	Option Exercise Price ($)	Option Expiration Date	Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares Units or Other Rights That Have Not Vested ($)(5)
C. A. Rogerson	12/09/08	75,000	225,000	1.50	12/9/2018
S. C. Forsyth (1)	04/30/07	67,500	67,500	11.03	4/30/2017	4/30/2007	45,000	55,350	45,000	55,350
	02/28/08	33,750	101,250	8.71	2/28/2018	2/28/2008			45,000	55,350
D. G. Dickey (2)	03/06/06	9,000	-	10.75	4/5/2016
	02/16/07	11,500	11,500	12.06	2/16/2017	2/16/2007			7,100	8,733
		-	-			12/17/2007	33,333	41,000
	02/28/08	33,750	101,250	8.71	2/28/2018	2/28/2008			45,000	55,350
B. S. Flaherty	03/06/06	8,500	-	10.75	4/5/2016
	02/16/07	6,650	6,650	12.06	2/16/2017	2/16/2007			1,500	1,845
	02/28/08	8,750	26,250	8.71	2/28/2018	2/28/2008			11,700	14,391
K. V. Mahoney	02/16/07	10,500	10,500	12.06	2/16/2017	2/16/2007			6,700	8,241
	02/28/08	11,250	33,750	8.71	2/28/2018	2/28/2008			15,000	18,450
R. S. Wedinger (3)		-	-			5/8/2006	1,000	1,230

(1)
On April 30, 2007, Mr. Forsyth was awarded 45,000 time-based RSUs vesting on April 30, 2009.  On March 18, 2009, the Company filed for protection under Chapter 11 of the Bankruptcy Code.  The 45,000 time-based RSUs granted to Mr. Forsyth prior to March 18, 2009 are subject to the applicable provisions of the Bankruptcy Code and cannot be distributed outside a Plan of Reorganization (such awards are referred to as “Pre-Petition Awards”).

(2)
On December 17, 2007, Mr. Dickey was awarded 50,000 time-based RSUs vesting in three equal installments over three years on the anniversary of the grant date.  One third, or 16,667 RSUs, vested on December 17, 2009.  The Pre-Petition Award of 16,667 RSUs is subject to the applicable provisions of the Bankruptcy Code and cannot be distributed outside a Plan of Reorganization.

(3)
Mr. Wedinger’s outstanding and unvested RSUs and stock options were cancelled on July 1, 2009, the date his employment with the Company was terminated.  Mr. Wedinger’s vested stock options expired unexercised on October 1, 2009.  On May 8, 2006, Mr. Wedinger was granted 1,000 time-based RSUs vesting on May 9, 2009.  The Pre-Petition Award of 1,000 RSUs is subject to the applicable provisions of the Bankruptcy Code and cannot be distributed outside a Plan of Reorganization.

(4)	The value of the outstanding time-based RSUs is based on the closing price of $1.23 of the Company’s common stock on December 31, 2009.

(5)	The value of the outstanding performance-based RSUs is based on achieving the target level of performance and the closing price of $1.23 of the Company’s common stock on December 31, 2009.

Option Awards Vesting Schedule

Grant Date	Vesting Schedule
3/6/2006	1/3 each year, beginning with the first anniversary with the last 1/3 vesting on 4/5/2016
2/16/2007	1/4 each year, beginning with the first anniversary
4/30/2007	1/4 each year, beginning with the first anniversary
2/28/2008	1/4 each year, beginning with the first anniversary
12/9/2008	1/4 each year, beginning with the first anniversary

Stock Awards Vesting Schedule

Grant Date	Vesting Schedule
5/8/2006	All on third anniversary
2/16/2007	Per terms of 2007-2009 LTIP
4/30/2007	All on second anniversary
4/30/2007	Per terms of 2007-2009 LTIP
12/17/2007	1/3 each year, beginning with the first anniversary
2/28/2008	Per terms of 2008-2010 LTIP

Option Exercises and Stock Vested

During 2009, Messrs. Forsyth, Dickey, and Wedinger vested in 45,000, 16,667, and 1,000 RSUs, respectively.  However, as a result of the Company’s petition under Chapter 11 of the Bankruptcy Code, the RSUs cannot be distributed.  As a result, the RSUs are subject to the Company’s Plan of Reorganization and the number of RSUs that have actually “vested”, and the number of underlying shares that will actually be distributed to these named executive officers, cannot be determined at this time.  The Company will disclose the number of shares that are distributed to these named executive officers for the applicable year in which the Bankruptcy Court approves distribution of the shares.  None of our named executive officers exercised stock options in 2009.

Non-Qualified Deferred Compensation Table

The following table summarizes the cash compensation deferred by our named executive officers under the non-qualified Chemtura Corporation Supplemental Savings Plan and Company contributions to the Supplemental Savings Plan:

Name of Executive	Year	Executive Contributions in Last Fiscal Year ($) (1)	Company Contributions in Last Fiscal Year ($) (2)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last FYE ($) (3)
C. A. Rogerson	2009	23,077	45,300	128	-	68,505
S. C. Forsyth	2009	12,789	18,600	33,067	-	153,934
D. G. Dickey	2009	10,385	14,538	49	-	24,972
B. S. Flaherty	2009	-	-	-	-	-
K. V. Mahoney	2009	-	-	-	-	-
R. S. Wedinger	2009	-	-	112	-	38,277

(1)
Amounts reported in this column are elective deferrals of 2009 eligible compensation made to the Supplemental Savings Plan during 2009.  This deferred compensation is also included in the amounts reported in the Summary Compensation Table above as Base Salary for 2009.  Pursuant to the Pension Protection Act of 2006, because the Company filed for protection under Chapter 11 of the Bankruptcy Code, certain employee elective deferrals under the Supplemental Savings Plan were returned to the executives during 2009.  Mr. Rogerson received $22,223; Mr. Forsyth received $8,912; and Mr. Dickey received $4,154.  These amounts are not included in the Non-Qualified Deferral Compensation Table.

(2)
Amounts reported in this column are Company contributions made to the Supplemental Savings Plan in 2009.  These amounts represent matching and other contributions that would have been made by the Company to the 401(k) Plan on behalf of the named executive officers but for certain U.S. Federal tax law limits.  The Company contributions to the Supplemental Savings Plan are reported in the Company Contributions to Defined Contribution Plans column of the All Other Compensation Table above and the All Other Compensation column of the Summary Compensation Table above.  The Company made matching contributions to the Supplemental Savings Plan on amounts that would have otherwise been deferred by the executive but were returned to the executive pursuant to the Pension Protection Act of 2006.  Although the deferrals were returned to the executive, the matching contributions remain deferred on behalf of each executive.  The matching contributions credited to each named executive officer were as follows:  Mr. Rogerson received $22,223; Mr. Forsyth received $7,638; and Mr. Dickey received $4,154.  These amounts are included here.

(3)
Balances reported in this column are the total of (i) all compensation that the named executive officers earned in the past years (not just in 2009) but elected to defer; (ii) Company contributions made to the Supplemental Savings Plan on behalf of each applicable named executive officer; and (iii) any investment earnings (or losses) on these amounts. These balances do not constitute additional amounts of compensation paid in 2009.

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

Deferral Investments

Participants may invest their compensation deferrals into similar choices as those available in the 401(k) Plan, including investments in Company stock, except where precluded by law.  No preferential earnings are paid to participants, including named executive officers.

Deferral Payouts

At the time of election to defer amounts, the plan participant determines the form of distribution for future payout.  The participant has the option of receiving payouts in the form of a lump sum, or a five year or ten year installment payout.  Vesting for Company contributions is the same as under the 401(k) Plan; immediate vesting for Company match and three (3) year cliff vesting for the 3% flat contribution, or if earlier, upon the employee’s death, disability or retirement.  The 3% flat contribution was suspended by the board of directors effective January 1, 2009.

Upon the employee’s termination from the Company or other future date specified by the employee, the amounts contributed to the Supplemental Savings Plan, plus any deemed investment earnings on these amounts, are paid out to the employee. Payout may be subject to a six month waiting period in accordance with Section 409A of the Internal Revenue Code.  Amounts deferred into the Supplemental Savings Plan and earnings thereon are not taxed as income to the participant until paid out at the end of the deferral period.

In the event a change-in-control of the Company occurs (as defined in the Supplemental Savings Plan), accelerated payout of deferral balances will occur for all participants in the plan.

Potential Payments Upon Termination or Change-in-Control

None of the named executive officers are entitled to receive compensation or benefits upon termination other than as provided in the Chemtura Corporation Executive and Key Employee Severance Plan, as amended on March 13, 2009 (the “Executive Severance Plan”) and other plans generally available to other employees.  The information below describes and quantifies certain compensation and benefits that are payable or would be payable to the named executive officers as of December 31, 2009 in the event of termination of the executive’s employment or change-in-control.

The discussion below regarding the amounts payable to our named executive officers upon certain employment terminations and upon a change-in-control reflects the amounts payable under the Company’s outstanding compensation plans and arrangements.  On December 31, 2009, the Company was subject to Chapter 11 of the Bankruptcy Code, which limits the amounts that would have otherwise been payable.  The Company is disclosing amounts that would have been payable to each named executive officer assuming that the Company was not subject to the limitations under the Bankruptcy Code on December 31, 2009, which the Company believes reflects a more transparent disclosure of its compensation practices.  Amounts payable to our named executive officers would have been significantly less under the Bankruptcy Code.

Separation Agreement with Robert S. Wedinger.  Chemtura entered into a Separation Agreement with Mr. Wedinger on July 1, 2009.  The Separation Agreement provides for severance payments in the gross amount of $200,000 payable in equal installments over a six month period in accordance with the Company’s regular payroll practices, outplacement services for a period of twelve months and medical, dental and vision benefits for Mr. Wedinger and his dependents at the active employee rate until the earlier of June 30, 2010 or the date on which Mr. Wedinger is eligible for another group medical plan.  Mr. Wedinger’s participation in the Company’s 401(k) Plan and Supplemental Savings Plan was terminated as of July 1, 2009.  The severance payments and other benefits paid to Mr. Wedinger were in consideration for a general release of claims in favor of the Company and were approved by the Bankruptcy Court.

Severance Plans Applicable to the Named Executive Officers.  The Executive Severance Plan provides for the following benefits in the event of an involuntary termination of a named executive officer without cause prior to a change-in-control:  severance equal to one-year base salary and continuation of medical, dental and vision benefits (“welfare benefits”) at the active employee rate for one year or, if earlier, the date on which the named executive officer is eligible for another group health plan.  Severance is paid in accordance with the Company’s normal payroll practices and is conditioned on the execution and non-revocation of a general release in favor of the Company.

In the event of an involuntary termination without cause or a voluntary termination by the executive for good reason within 24 months following a change-in-control, the CEO would receive a lump sum severance payment equal to three times the sum of the base salary and the average of the annual bonuses paid to the CEO during the last three full fiscal years (or such full fiscal years as the executive was employed by the Company if less than three full fiscal years) and the other named executive officers would receive a lump sum severance payment equal to two times the sum of the base salary and the average of the annual bonuses paid to the named executive officers during the last three full fiscal years (or such full fiscal years as the executive was employed by the Company if less than three full fiscal years).  In addition, the CEO and the other named executive officers would receive a lump sum pro-rated annual bonus based on the average annual cash bonuses paid to the executives during the last three fiscal years (or such full fiscal years as the executive was employed by the Company if less than three full fiscal years), welfare benefits at the active employee rate for up to three years and two years, respectively (or, if earlier, until the date on which the named executive officer is eligible for such benefits under another employer’s plan), and outplacement services up to $25,000 and $20,000 respectively.  Financial planning and tax services are reimbursable by the Company up to $25,000 and $15,000, respectively, for the CEO and the other named executive officers.  All unvested grants of equity compensation vest upon a change-in-control.  The Company also provides a tax gross-up for excise taxes imposed under Section 280G of the Internal Revenue Code, unless the excise taxes can be eliminated by reducing the amounts otherwise payable by no more than 10%.  In exchange for the severance payments and benefits provided under the Executive Severance Plan, the CEO and other named executive officers are restricted from competing with the Company or soliciting Company employees, agents and suppliers for a one year period.  The CEO and other named executive officers are not entitled to any benefits under the Executive Severance Plan in the event of a termination for cause or on account of death, disability or retirement.

Equity Upon Termination

The following table describes the treatment of stock options and RSUs held by the named executive officers under the different types of termination:

Event	RSUs	Stock Options
Voluntary Termination of Employment	Unvested awards are cancelled upon termination.
Unvested awards are cancelled upon termination. Vested awards may be exercised for 90 days from termination date. Vested awards for individuals meeting the requirements for early retirement (age 55 plus a minimum of 5 years of service) or retirement (age 65) may be exercised until the earlier of five years following termination of employment or the expiration date of the stock option grant.

Termination of Employment for Cause	Unvested awards are cancelled upon termination.	All awards are cancelled upon termination.

Inability of Named Executive Officer to Perform His/Her Duties	Unvested awards are cancelled upon termination
Unvested awards are cancelled upon inability to perform duties. Vested awards may be exercised for two years, or if earlier, until the expiration date of the stock option grant, except that if the named executive officer’s inability to perform duties occurs on or after attainment of age 55 with 5 years of service or attainment of age 65, vested stock options are exercisable for a period of five years, or if earlier, until the expiration date of the stock option grant.

Involuntary Termination of Employment	Unvested awards are cancelled upon termination.
Unvested awards are cancelled upon termination. Vested awards may be exercised for 90 days from termination date. Vested awards for individuals meeting the requirements for early retirement (age 55 plus a minimum of 5 years of service) or retirement (age 65) may be exercised until the earlier of five years following termination of employment or the expiration date of the stock option grant.

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

Involuntary Termination of Named Executive Officer

The following table sets forth the estimated compensation and benefits that would have been payable to our named executive officers (other than Mr. Wedinger) assuming an involuntary termination as of December 31, 2009:

Name of Executive	Cash ($)(1)	Prorated Bonus ($)	Accelerated Vesting of Stock Options ($)(2)	Accelerated Vesting of RSUs ($)(2)	Welfare Benefits ($)(3)	Excise Tax Gross Up ($)	Outplacement ($)	Total ($)
C. A. Rogerson	1,000,000	-	-	-	10,718	-	-	1,010,718
S. C. Forsyth	475,000	-	-	-	10,718	-	-	485,718
D. G. Dickey	450,000	-	-	-	-	-	-	450,000
B. S. Flaherty	325,000	-	-	-	10,718	-	-	335,718
K. V. Mahoney	300,000	-	-	-	10,718	-	-	310,718
R. S. Wedinger (4)	200,000	-	-	-	10,718	-	20,000	230,718

(1)	The amounts reported in this column represent severance equal to one year base salary.

(2)
Unvested stock options and RSUs are cancelled upon involuntary termination.  Vested stock options are exercisable for 90 days following involuntary termination, and for employees age 55 or older with 5 years of service or age 65, vested stock options are exercisable until the earlier of 5 years following involuntary termination or the expiration date of the stock option.

(3)
The amounts reported in this column comprise the continuation of welfare benefits for one year at the active employee rate.  Welfare benefits include medical, dental and vision benefits for each of the named executive officers and their dependents.  Mr. Dickey has elected not to receive any welfare benefits provided by the Company.  Therefore, the amount reported for Mr. Dickey is zero.

(4)
On July 1, 2009, Mr. Wedinger’s employment with the Company was terminated.  See Current Report on Form 8-K dated July 9, 2009.  Pursuant to the terms of the Separation Agreement, the Company agreed to provide severance of $200,000 payable in equal installments over a period of six months in accordance with the Company’s regular payroll practices, outplacement services for a period of up to 12 months and medical, dental and vision benefits at the active employee rate until the earlier of June 30, 2010 or the date on which Mr. Wedinger and his dependents are eligible for another group medical plan.  The cash severance paid to Mr. Wedinger complies with the limitations imposed under Section 503(c) of the U.S. Bankruptcy Code regarding the maximum amount of severance that may be paid to insiders.

Inability of Named Executive Officer to Perform Duties or Death of Named Executive Officer

The following table describes the compensation and benefits payable to our named executive officers (other than Mr. Wedinger) upon death or the executive’s inability to perform his or her duties as of December 31, 2009:

Name of Executive	Cash ($)	Prorated Bonus ($)	Accelerated Vesting of Stock Options ($)(1)	Accelerated Vesting RSUs ($)(1)	Welfare Benefits ($)(2)	Excise Tax Gross Up ($)	Outplacement ($)	Total ($)
C. A. Rogerson	-	-	-	-	-	-	-	-
S. C. Forsyth	-	-	-	-	1,764	-	-	1,764
D. G. Dickey	-	-	-	-	-	-	-	-
B. S. Flaherty	-	-	-	-	-	-	-	-
K. V. Mahoney	-	-	-	-	-	-	-	-

(1)
Unvested stock options and RSUs are cancelled upon inability to perform duties or death.  Upon the named executive officer’s inability to perform duties or death, vested stock options are exercisable for a period of two years, or if earlier, until the expiration date of the stock option grant except that if the named executive officer’s inability to perform duties occurs on or after attainment of age 55 with 5 years of service or attainment of age 65, vested stock options are exercisable for a period of 5 years, or if earlier, until the expiration date of the stock option.

(2)
The amounts reported in this column comprise the accelerated vesting of unvested Company contributions to the Supplemental Savings Plan upon inability to perform duties or death.  Messrs. Rogerson, Dickey, Mahoney and Ms. Flaherty are fully vested.  Therefore, the amounts shown for Messrs. Rogerson, Dickey, Mahoney and Ms. Flaherty are zero.

Change-in-Control of the Company

No additional benefits are payable to our named executive officers solely upon a change-in-control of the Company.

Involuntary Termination in Connection with a Change-in-Control of the Company

The following table sets forth the compensation and benefits payable to our named executive officers (other than Mr. Wedinger) assuming a change-in-control and an involuntary termination on December 31, 2009:

Name of Executive	Cash ($)(1)	Prorated Bonus ($)(2)	Accelerated Vesting of Stock Options ($)(3)	Accelerated Vesting RSUs ($)(3)	Welfare Benefits ($)(4)	Excise Tax Gross Up ($)	Outplacement ($)	Total ($)
C. A. Rogerson	3,000,000	-	-	-	59,795	-	25,000	3,084,795
S. C. Forsyth	1,059,696	54,848	-	128,700	39,056	-	20,000	1,302,300
D. G. Dickey	928,750	14,375	-	94,068	15,000	-	20,000	1,072,193
B. S. Flaherty	676,369	24,665	-	17,931	37,293		20,000	776,258
K. V. Mahoney	628,500	14,250	-	30,536	37,293	-	20,000	730,579

(1)
The amounts reported in this column for Mr. Rogerson comprise the following: a lump sum severance payment equal to three times the sum of base salary as of December 31, 2009  and the average annual cash bonuses paid to Mr. Rogerson during the last three full fiscal years (or such full fiscal years as Mr. Rogerson was employed by the Company if less than three full fiscal years).  The amounts reported in this column for the other named executive officers comprise the following: a lump sum severance payment equal to two times the sum of base salary as of December 31, 2009  and the average annual cash bonuses paid to the executive during the last three full fiscal years (or such full fiscal years as the executive was employed by the company if less than three full fiscal years).

(2)
The amounts reported in this column comprise prorated average annual cash bonuses paid to the executive during the last three full fiscal years (or such full fiscal years as the executive was employed by the Company if less than three full fiscal years) assuming a full year of service and involuntary termination following a change-in-control on the last day of the fiscal year.

(3)
All unvested stock options and RSUs vest in full upon change-in-control.  The amounts reported in this column assume a closing price of Chemtura stock on December 31, 2009 at $1.23 per share. All unvested stock options held by each of the named executive officers were granted at exercise prices in excess of $1.23.  Accordingly, none of these stock options would result in any additional value.  The shares to be distributed to the named executive officers upon vesting of the RSUs are valued at $1.23, the closing price of Chemtura stock on December 31, 2009.

(4)
The amounts reported in this column for welfare benefits for Mr. Rogerson include medical, dental and vision benefits for up to three years and financial planning and tax services up to $25,000.  The amounts reported for each of the other named executive officers include financial planning and tax services up to $15,000, and for each of the other named executive officers other than Mr. Dickey, include, medical, dental and vision benefits for up to two years.  Mr. Dickey has elected not to receive any welfare benefits provided by the Company.  The amount reported for Mr. Forsyth also includes the accelerated vesting of unvested Company contributions to the Supplemental Savings Plan.

Director Compensation Overview

Each non-employee member of the board of directors receives an annual retainer of $82,000 and, for years prior to 2009, an annual RSU grant with a value on the date of grant of $90,000 vesting upon termination of service on the board of directors.  The RSUs are granted at the first meeting of the year of the board of directors.  The lead director receives an additional $25,000 per year and each member of the audit committee receives an additional $7,500 per year.  In addition, the audit committee chair receives an additional $18,000 per year, the organization, compensation and governance committee chair receives an additional $12,000 per year, the finance and pension committee chair receives an additional $10,000 per year and the environmental, health and safety committee chair receives an additional $8,000 per year.  On March 5, 2009, the board discontinued, effective December 31, 2008, the annual RSU grant valued at $90,000 and replaced it, effective January 1, 2009, with a cash disbursement of $90,000 paid in equal quarterly installments of $22,500.  Directors do not receive fees for attendance in person or by telephone at board or committee meetings.  Each director is reimbursed for costs incurred in connection with attendance at board and committee meetings.  Directors who are our employees do not receive additional compensation for board participation.

The Company does not provide pension benefits for directors.  On December 19, 2008, the committee approved the Chemtura Corporation Non-Employee Directors Deferral Plan (the “Directors Deferral Plan”), effective January 1, 2009.  The Directors Deferral Plan allows non-employee directors to defer the receipt of cash fees into a deferral account.  A director may elect to receive distributions from the deferral account upon separation from service or at a specified distribution date.  Any unpaid amounts will be paid to a director upon death, disability, or a change-in-control of the Company.

2009 Director Compensation

The following table presents information regarding the compensation paid to non-employee directors for services rendered in 2009.

Name of Director	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Deferred Compensation Earnings ($)(2)	All Other Compensation ($)	Total ($)
Roger L. Headrick	209,000						209,000
Nigel D. T. Andrews	188,426						188,426
James W. Crownover	178,249						178,249
Martin M. Hale	179,500						179,500
Burton M. Joyce	36,638						36,638
Bruce F. Wesson	197,500						197,500
John K. Wulff	37,931						37,931
Robert A. Fox (3)	5,646					28,150	33,796
Edward P. Garden (4)	43,000					2,433	45,433
C. A. Piccolo (5)	28,625					39,873	68,498

(1)
The amounts reported in this column comprise compensation received for 2009 board and committee service.  Messrs. Piccolo, Fox and Garden resigned from the board on February 25, February 27 and March 11, 2009, respectively.  The cash compensation received by Messrs. Piccolo, Fox and Garden was prorated from January 1, 2009 through February 25 and 27 and March 11, 2009, respectively.  The cash compensation received by Messrs. Joyce and Wulff was prorated from October 29, 2009, the date they were appointed to the board, through December 31, 2009.  The $90,000 cash disbursement that replaced the $90,000 RSU grant was paid in equal quarterly installments of $22,500.  Mr. Wesson’s quarterly installment of $22,500 was paid by check but not deposited prior to the Company’s Chapter 11 cases.  The $22,500 earned by Mr. Wesson but not paid is included in this column.  This claim is a liability subject to compromise in the Chapter 11 cases.

(2)
Under the Crompton Corporation (now Chemtura) Directors Deferred Compensation Plan, as amended on January 30, 2001 (the “2001 Deferral Plan”), non-employee directors may elect to defer a portion of their compensation and receive such compensation in shares of Company stock.  This plan was suspended in 2004.  Balances in the deferral accounts under the 2001 Deferral Plan declined in 2009.  For directors with deferral accounts, the amount of the decline in each account was as follows:

Mr. Fox:	$(5,757)
Mr. Headrick:	$(6,193)
Mr. Piccolo:	$(4,580)
Mr. Wesson:	$(7,955)

(3)
The $28,150 reported in the All Other Compensation column for Mr. Fox represents (i) 13,952 shares of restricted stock held by the Company under the Crompton & Knowles Corporation Restricted Stock Plan for Directors; (ii) 33,866 shares of restricted stock held by Bank of America as Trustee for the 2001 Deferral Plan for the benefit of Mr. Fox; and (iii) 28,262 shares of restricted stock (including accrued dividends).  The shares of stock to be issued pursuant to RSUs, which vested on February 27, 2009, the date he retired from the board, were not issued to Mr. Fox due to the Company’s Chapter 11 cases.  The shares are subject to the applicable provisions of the Bankruptcy Code and cannot be distributed outside a Plan of Reorganization.  The value was determined by multiplying the 76,080 shares by $0.37, the average share price of the Company’s common stock on February 27, 2009.

(4)
The $2,433 reported in the All Other Compensation column for Mr. Garden represents 15,209 shares of restricted stock (including accrued dividends).  The shares of stock to be issued pursuant to RSUs, which vested on March 11, 2009, the date he retired from the board, were not issued to Mr. Garden due to the Company’s Chapter 11 cases.  The shares are subject to the applicable provisions of the Bankruptcy Code and cannot be distributed outside a Plan of Reorganization.  The value was determined by multiplying the 15,209 shares by $0.16, the average share price of the Company’s common stock on March 11, 2009.

(5)
The $39,873 reported in the All Other Compensation column for Mr. Piccolo includes 14,139 shares of restricted stock issued to Mr. Piccolo on February 25, 2009 upon his retirement from the board.  These shares were issued pursuant to the Crompton & Knowles Corporation Restricted Stock Plan for Directors.  The value of these shares ($8,129.93) was determined by multiplying the 14,139 shares by $0.575, the average share price of the Company’s stock on February 25, 2009.  The $39,873 reported in the All Other Compensation column also includes (i) 26,944 shares of restricted stock held by Bank of America as Trustee for the 2001 Deferral Plan for the benefit of Mr. Piccolo; and (ii) 28,262 shares of restricted stock.  The shares to be issued pursuant to RSUs, which vested on February 25, 2009, the date he retired from the board, were not issued to Mr. Piccolo due to the Company’s Chapter 11 cases.  The shares are subject to the applicable provisions of the Bankruptcy Code and cannot be distributed outside a Plan of Reorganization.  The value of these shares ($31,743) was determined by multiplying the 55,206 shares by $0.575, the average share price of the Company’s stock on February 25, 2009.

Equity Interests of Non-Employee Directors

The following table presents the number of outstanding and unexercised option awards and the number of outstanding vested and unvested stock awards held by each of our non-employee directors as of December 31, 2009:

	Number of Shares	Number of
	Subject to Outstanding	Stock Awards as of
	Options as of 12/31/09	12/31/09

Roger L. Headrick	25,993	80,372
Nigel D. T. Andrews	31,677	24,103
James W. Crownover	25,564	24,103
Martin M. Hale	25,564	24,103
Burton M. Joyce	-	-
Bruce F. Wesson	41,093	75,058
John K. Wulff	-	-
Robert A. Fox	25,993	76,080
Edward P. Garden	-	15,209
C. A. Piccolo	34,222	55,206

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

Security Ownership of Certain Beneficial Owners

The following table sets forth the beneficial owners of more than 5% of Chemtura’s outstanding common stock as of March 22, 2010:

Name and Address of Beneficial Owner	Number of Shares Beneficial Owned		Percent of Class

Strategic Value Special Situations Master
Fund, L.P. and Strategic Value Master Fund, Ltd.	20,998,167	*	8.64%
c/o Strategic Value Partners
100 West Putnam Road
Greenwich, CT 06830

ICC Capital Management
390 N. Orange Avenue
27th Floor
Orlando, FL 32801	18,689,976	**	7.69%

* As reported on Schedule 13D filed with the SEC on September 28, 2009.  According to the Schedule 13D, Strategic Value Special Situations Master Fund, L.P.  (“Special Situations Fund”) and Strategic Value Master Fund, Ltd (“Strategic Value Master Fund”) beneficially own 5,121,462 and 15,876,705, respectively, shares of common stock of the Company, representing approximately 2.11% and 6.54% ,respectively, of the Company’s shares outstanding.  According to the Schedule 13D,  SVP Special Situations, LLC, in its capacity as investment manager of Special Situations Fund, has shared voting and dispositive power with respect to 5,121,462 shares.  Strategic Value Partners, LLC, in its capacity as investment manager of Strategic Value Master Fund, and as sole member of SVP Special Situations, LLC, has shared voting and dispositive power with respect to 20,998,167 shares.  Midwood, LP and Midwood Holdings, LLC, through their control of Strategic Value Partners, LLC, has shared voting and dispositive power with respect to 20,998,167 shares.

** As reported on Schedule 13G filed with the SEC on March 2, 2009.  According to the Schedule 13G, ICC Capital Management has sole voting power over 15,697,322 shares and sole dispositive power over 18,689,976 shares.

Security Ownership of Management

The following table sets forth information concerning shares of common stock beneficially owned by each director and named executive officer as of March 31, 2010 and by all directors and executive officers as a group, in each case representing less than one percent of such shares outstanding:

Total Number of Shares
Name	Beneficially Owned (1)		Percent of Class

Craig A. Rogerson	75,000	(2)		*
Roger L. Headrick	164,016	(3)		*
Nigel D.T. Andrews	63,727	(4)		*
James W. Crownover	57,225	(5)		*
Billie S. Flaherty	35,975	(6)		*
Stephen C. Forsyth	584,204	(7)		*
Martin M. Hale	584,986	(8)		*
Burton M. Joyce	-
Bruce F. Wesson	119,386	(9)		*
John K. Wulff	-
David G. Dickey	131,302	(10)		*
Robert S. Wedinger	4,248	(11)		*
Kevin V. Mahoney	38,250	(12)		*
All directors and executive officers
named herein as a group (13 persons)	1,858,319			*

*              Less than 1%

(1)	Except as noted below, the directors and named executive officers have both sole voting and sole investment power over the shares reported in this table.
(2)	Includes 75,000 stock options exercisable within 60 days of March 31, 2010.
(3)	Includes 25,993 stock options exercisable within 60 days of March 31, 2010.
(4)	Includes 31,677 stock options exercisable within 60 days of March 31, 2010.
(5)	Includes 25,564 stock options exercisable within 60 days of March 31, 2010.
(6)	Includes 35,975 stock options exercisable within 60 days of March 31, 2010.
(7)
Includes 20,454 shares held under the Chemtura Corporation Stock Purchase Plan (“Stock Purchase Plan”) as to which Mr. Forsyth has voting but not investment power.  It also includes 45,000 RSUs granted to Mr. Forsyth prior to March 18, 2009, the date Chemtura filed for protection under Chapter 11 of the Bankruptcy Code (such awards are referred to as “Pre-Petition Awards”).  Pre-Petition Awards are subject to the applicable provisions of the Bankruptcy Code and cannot be distributed outside a Plan of Reorganization.  Mr. Forsyth has voting but not investment power over these shares.  It also includes 168,750 stock options exercisable within 60 days of March 31, 2010.

(8)
Includes 212,138 shares held under the Charlie S. Hale Trust as to which Mr. Hale has sole voting and investment power and 304,446  shares held under the Hale Family Trust as to which Mr. Hale disclaims beneficial ownership.  It also includes 25,564 stock options exercisable within 60 days of March 31, 2010.

(9)	Includes 41,093 stock options exercisable within 60 days of March 31, 2010.
(10)
Includes 9,460 shares held under the Stock Purchase Plan as to which Mr. Dickey has voting but not investment power and a Pre-Petition Award of 16,667 RSUs.  Pre-Petition Awards are subject to the applicable provisions of the Bankruptcy Code and cannot be distributed outside a  Plan of Reorganization.  Mr. Dickey has voting but not investment power over these shares.  It also includes 93,750 stock options exercisable within 60 days of March 31, 2010.

(11)
Includes 3,248 shares held under the Stock Purchase Plan and a Pre-Petition Award of 1,000 RSUs.  Pre-Petition Awards are subject to the applicable provisions of the Bankruptcy Code and cannot be distributed outside a Plan of Reorganization.  Mr. Wedinger has voting but not investment power over these shares.

(12)	Includes 38,250 stock options exercisable within 60 days of March 31, 2010.

Equity Compensation Plan Information

The following table provides information about shares of Chemtura’s common stock that may be issued upon the exercise of options, warrants and rights under our equity compensation plans as of December 31, 2009:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Plan Category	(in millions)		(in millions)
Equity compensation plans approved by
security holders (1)	6.1	$9.63	7.0	(2)
Equity compensation plans not approved by
security holders (3)	0.3	$7.35	0

Total	6.4	$9.52	7.0

(1)
Includes 2006 Chemtura Corporation Long-Term Incentive Plan; Crompton Corporation 2001 Employee Stock Purchase Plan; Amended Crompton Corporation 1998 Long-Term Incentive Plan; Great Lakes Chemical Corporation 1993 Employee Stock Compensation Plan; Great Lakes Chemical Corporation 1998 Stock Compensation Plan; and Great Lakes Chemical Corporation 2002 Stock Option and Incentive Plan.

(2)	Includes 0.5 million of common stock available for future issuance as of December 31, 2009 for the 2001 Employee Stock Purchase Plan.

(3)	Includes 2001 Employee Stock Option Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

None

Review, Approval or Ratification of Transactions with Related Parties

We review relationships and transactions in which the Company and our directors, executive officers, or nominees for director or their immediate families or a greater than 5% owner of our stock are participants to determine whether such related parties have a direct or indirect material interest.  The Company’s legal staff is primarily responsible for the development and implementation of processes to obtain information from the directors and executive officers with respect to related party transactions and for then determining, based on the facts and circumstances, whether a related party has a direct or indirect material interest in the transaction.  As required under SEC rules, transactions that are determined to be directly or indirectly material to a related party are disclosed.  In addition, the Company’s executive committee, comprising senior executives of the Company, is responsible for reviewing and approving related party transactions.  In the course of its review of a disclosable related party transaction, the executive committee considers, among other things (i) the nature of the related party’s interest in the transaction; (ii) the material terms of the transaction, including the amount and type of transaction; (iii) the importance of the transaction to the related party; (iv) the importance of the transaction to the Company; and (v) any other matters the executive committee deems appropriate.  The Company does not maintain a written related-party transaction policy.  No related-party transactions were approved by the executive committee in 2009.

Director Independence

On March 18, 2009, Chemtura filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code.  As a result of the Chapter 11 cases, Chemtura’s common stock was delisted by the NYSE on April 16, 2009.  The board of directors, however, has elected to continue to follow the independence rules required by the NYSE.  The listing standards of the NYSE require companies listed on the NYSE to have a majority of independent directors.  The NYSE listing standards generally provide, among other things, that a director is independent if the board affirmatively determines that the director has no material relationship with the Company.  The persons who served as non-employee directors at any time during 2009 are:  Nigel D. T. Andrews, James W. Crownover, Martin M. Hale, Roger L. Headrick, Burton M. Joyce, Bruce F. Wesson, John K. Wulff, Robert A. Fox, Edward P. Garden and C.A. (Lance) Piccolo.  The board of directors has determined that each of these directors is independent under the NYSE listing standards.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Audit Fees for 2009

Our independent registered public accounting firm for the calendar years ended December 31, 2009 and December 31, 2008 was KPMG LLP (“KPMG”).  Services provided to us by KPMG for each of the fiscal years are described below.

(in millions)	2009	2008
Audit Fees	$5.6	$4.5
Audit Related Fees	-	0.1
Tax Fees	0.9	0.6
All Other Fees	-	0.1
Total	$6.5	$5.3

The following information describes the aggregate fees for professional services by KPMG for the fiscal years ended December 31, 2009 and December 31, 2008:

•
Audit Fees: Audit fees principally consist of fees associated with the annual integrated audit of our consolidated financial statements and internal control over financial reporting included in our Forms 10-K, the reviews of our quarterly consolidated financial statements included in our Forms 10-Q and statutory audits required internationally.

•
Audit-Related Fees:  Audit-related services principally included audit services related to business acquisitions and divestitures, consultation regarding the application of United States Generally Accepted Accounting Principles, new regulatory pronouncements and other attest services.

•	Tax Fees: Tax services principally included tax compliance, state and local tax refunds, tax advisory services related to acquisitions and divestitures and domestic and international tax planning.

•	All Other Fees: All other fees principally comprised services related to divestitures.

The audit committee has considered whether KPMG’s provision of non-audit services is compatible with KPMG’s independence and determined that KPMG’s independence is not compromised by providing such services.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

In accordance with the audit committee’s charter, all services provided by KPMG must be approved by the audit committee.  The audit committee has adopted a policy to pre-approve audit and permissible non-audit services provided by KPMG.  The audit committee has pre-approved the use of KPMG for tax compliance and consultation services, subject to audit committee approval of individual engagements in excess of $100,000 or $1.25 million in the aggregate. The chair of the audit committee is authorized to pre-approve any audit or permissable non-audit services approved in accordance with the policies established by the committee. All audit and permissible non-audit services performed by KPMG during fiscal years 2009 and 2008 were approved by the audit committee in accordance with the established policies.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)  The following exhibits are either filed herewith or incorporated by reference to the respective reports and registration statements identified in the parenthetical clause following the description of the document or exhibit:

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
         (i)     Consolidated Statements of Operations for the years ended December 31, 2009, 2008, and 2007;
         (ii)    Consolidated Balance Sheets as of December 31, 2009 and 2008;
         (iii)   Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007;
         (iv)   Consolidated Statements of Stockholders' Equity for the years ended December 31, 2009, 2008 and
                 2007;
         (v)    Notes to Consolidated Financial Statements; and
         (vi)   Report of Independent Registered Public Accounting Firm
(incorporated by reference to Item 15(a) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“2009 Form 10-K”)).
2.	Financial Statement Schedule II, Valuation and Qualifying Accounts, required by Regulation S-X is included herein. (incorporated by reference to Item 15(a) to the Registrant’s 2009 Form 10-K).

Exhibit No.	Description
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

10.36
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

10.38
Amended and Restated Pledge Agreement from the pledgors referred to therein to Citibank, N.A., as agent, dated as of July 31, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated August 6, 2007 (“August 6, 2007 8-K”)).

10. 39
Amendment No. 1, dated as of September 30, 2007, to the Amended and Restated Credit Agreement dated as of July 31, 2007, with its lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated November 5, 2007 (“November 5, 2007 8-K”)).

10.40
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

10.41
Second Amended and Restated Pledge and Security Agreement, dated as of December 30, 2008, among Chemtura Corporation, certain domestic subsidiaries of Chemtura Corporation, and Citibank, N.A., as agent (incorporated by reference to Exhibit 10.3 to the December 30, 2008 8-K/A).

10.42+	Chemtura Corporation Supplemental Savings Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s January 2, 2009 Form 8-K).
10.43	Receivables Purchase Agreement dated as of January 23, 2009 (incorporated by reference to Exhibit 10.92 to the Registrant’s January 26, 2009 Form 8-K (“January 26, 2009 8-K”)).
10.44	Receivables Sales Agreement dated as of January 23, 2009 (incorporated by reference to Exhibit 10.93 to the January 26, 2009 8-K).
10.45+	2009 Chemtura Corporation Management Incentive Program (incorporated by reference to Exhibit 10.1 to the Registrant’s March 10, 2009 Form 8-K).
10.46+	Chemtura Corporation Executive and Key Employee Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s March 13, 2009 Form 8-K).
10.47
Senior Secured Superpriority Debtor-in-Possession Credit Agreement, dated as of March 18, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended March 31, 2009 (“March 31, 2009 10-Q”).

10.48
Amendment No. 1, dated as of April 29, 2009, to the Senior Secured Superpriority Debtor-in-Possession Credit Agreement, dated as of March 18, 2009 (incorporated by reference to Exhibit 10.2 to the March 31, 2009 10-Q”)).

10.49	Letter Agreement, dated March 18, 2009, between the Company and Alvarez & Marsal North America, LLC (incorporated by reference to Exhibit 10.3 to the March 31, 2009 10-Q).
10.50
Separation Agreement and General Release, dated as of July 1, 2009, between Chemtura Corporation and Robert Wedinger (incorporated by reference to Exhibit 99.1 to the Registrant’s July 9, 2009 Form 8-K).

10.51
Amendment No. 2, dated as of July 13, 2009, to the Senior Secured Superpriority Debtor-in-Possession Credit Agreement, dated as of March 18, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s July 16, 2009 Form 8-K).

10.52	2009 Chemtura Corporation Management Incentive Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended June 30, 2009).
10.53
Share and Asset Purchase Agreement, dated December 23, 2009, among Chemtura Corporation, SK Atlas, LLC and SK Capital Partners II, LP (incorporated by reference to Exhibit 2.1 to the Registrant’s December 23, 2009 Form 8-K).

10.54
Senior Secured Superpriority Debtor-in-Possession Credit Agreement, dated as of March 18, 2009, including Schedules and Exhibits (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended September 30, 2009).

10.55
Amendment No. 3, dated as of January 15, 2010, to the Senior Secured Superpriority Debtor-in Possession Credit Agreement, dated as of March 18, 2009 (incorporated by reference to Exhibit 10.57 to the Registrant’s 2009 Form 10-K).

10.56
Share and Asset Purchase Agreement between Chemtura Corporation and SK Atlas, LLC and SK Capital Partners II, LLP, dated December 15, 2010 (incorporated by reference to Exhibit 10.58 to the Registrant’s 2009 Form 10-K).

10.57	Amended and Restated Senior Secured Superpriority Debtor-in-Possession Credit Agreement, dated February 4, 2010 (incorporated by reference to Exhibit 10.59 to the Registrant’s 2009 Form 10-K).
10.58
Share and asset Purchase Agreement by and among Artek Aterian Holding Company, LLC, Aterian Investment Partners Distressed Opportunities, LP, Artek Surfin Chemicals Ltd. and Chemtura Corporation, dated February 23, 2010 (incorporated by reference to Exhibit 2.1 to the Registrant’s February 24, 2010 Form 8-K).

10.59+	Crompton Corporation Directors Deferred Compensation Plan, as amended on January 30, 2001.*

10.60+	Great Lakes Chemical Corporation 1993 Employee Stock Compensation Plan.*
10.61+	Great Lakes Chemical Corporation 1998 Stock Compensation Plan.*
10.62+	Amended Crompton Corporation 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2001).
10.63+	Crompton Corporation 2001 Employee Stock Purchase Plan.*
10.64+	Great Lakes Chemical Corporation 2002 Stock Option and Incentive Plan.*
10.65+	2006 Chemtura Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s April 27, 2007 Form 8-K).
18
Independent Registered Public Accounting Firm’s Preferability Letter concerning the change in the measurement date for the Company’s defined benefit and other post-retirement benefit plans from December 31 to November 30 (incorporated by reference to Exhibit 18 to the Registrant’s 2005 Form 10-K).

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s 2009 Form 10-K).
23	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23 to the Registrant’s 2009 Form 10-K).
24
Form of Power of Attorney from directors and executive officers of the Registrant authorizing signature of this report (incorporated by reference to Exhibit 24 to the Registrant’s 2009 Form 10-K) (Original on file at principal executive offices of Registrant).

31.1	Certification of Periodic Financial Reports by the Registrant's Chief Executive Officer (Section 302) (incorporated by reference to Exhibit 31.1 to the Registrant’s 2009 Form 10-K).
31.1(a)	Certification of Periodic Financial Reports by the Registrant’s Chief Executive Officer (Section 302).*
31.2	Certification of Periodic Financial Reports by the Registrant's Chief Financial Officer (Section 302) (incorporated by reference to Exhibit 31.2 to the Registrant’s 2009 Form 10-K).
31.2(a)	Certification of Periodic Financial Reports by the Registrant’s Chief Financial Officer (Section 302).*
32.1	Certification of Periodic Financial Reports by the Registrant's Chief Executive Officer (Section 906) (incorporated by reference to Exhibit 32.1 to the Registrant’s 2009 Form 10-K).
32.2	Certification of Periodic Financial Reports by the Registrant's Chief Financial Officer (Section 906) (incorporated by reference to Exhibit 32.2 to the Registrant’s 2009 Form 10-K).

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

CHEMTURA CORPORATION
(Registrant)

Date: April 29, 2010	By:	/s/ Stephen C. Forsyth
Stephen C. Forsyth
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title
Craig A. Rogerson*	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)
Stephen C. Forsyth	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Kevin V. Mahoney*	Senior Vice President and Corporate Controller (Principal Accounting Officer)
Nigel D. T. Andrews*	Director
James W. Crownover*	Director
Martin M. Hale*	Director
Roger L. Headrick*	Lead Director
Burton M. Joyce*	Director
Bruce F. Wesson*	Director
John K. Wulff*	Director

Date: April 29, 2010	*By:	/s/ Stephen C. Forsyth
Stephen C. Forsyth
as attorney-in-fact