Form 10-Q
period 2010-03-31
Chemtura CORP
filed 2010-05-10
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
                                                                                                                                                              ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes		☒ No

The number of shares of common stock outstanding as of the latest practicable date is as follows:

Class	Number of shares outstanding at March 31, 2010
Common Stock - $.01 par value	242,935,715

CHEMTURA CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
Consolidated Statements of Operations (Unaudited)
Quarters ended March 31, 2010 and 2009
 (In millions, except per share data)

	Quarters ended March 31,
	2010	2009

Net sales	$603	$464

Cost of goods sold	469	364
Selling, general and administrative	76	68
Depreciation and amortization	49	41
Research and development	9	8
Facility closures, severance and related costs	2	3
Antitrust costs	-	2
Changes in estimates related to expected allowable claims	122	-

Operating loss	(124)	(22)
Interest expense (a)	(12)	(20)
Loss on early extinguishment of debt	(13)	-
Other (expense) income, net	(2)	2
Reorganization items, net	(21)	(40)

Loss from continuing operations before income taxes	(172)	(80)
Income tax provision	(5)	(7)

Loss from continuing operations	(177)	(87)
Loss from discontinued operations, net of tax	(2)	(7)

Net loss attributable to Chemtura Corporation	$(179)	$(94)

Basic and diluted per share information - attributable to Chemtura Corporation:
Loss from continuing operations, net of tax	$(0.73)	$(0.36)
Loss from discontinued operations, net of tax	(0.01)	(0.03)
Net loss attributable to Chemtura Corporation	$(0.74)	$(0.39)

Weighted average shares outstanding - Basic and Diluted	242.9	242.8

(a) Interest expense excludes unrecorded contractual interest expense of $20 million and $3 million for the quarters ended March 31, 2010 and 2009, respectively.

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
Consolidated Balance Sheets
March 31, 2010 (Unaudited) and December 31, 2009
(In millions, except per share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$159	$236
Accounts receivable	521	442
Inventories	515	489
Other current assets	259	227
Assets held for sale	85	85
Total current assets	1,539	1,479

NON-CURRENT ASSETS
Property, plant and equipment	713	750
Goodwill	231	235
Intangible assets, net	455	474
Other assets	174	180

	$3,112	$3,118

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Short-term borrowings	$301	$252
Accounts payable	157	126
Accrued expenses	182	178
Income taxes payable	4	5
Liabilities held for sale	36	37
Total current liabilities	680	598

NON-CURRENT LIABILITIES
Long-term debt	2	3
Pension and post-retirement health care liabilities	143	151
Other liabilities	190	197
Total liabilities not subject to compromise	1,015	949

LIABILITIES SUBJECT TO COMPROMISE	2,104	1,997

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock - $0.01 par value
Authorized - 500.0 shares
Issued - 254.4 shares at March 31, 2010 and
December 31, 2009	3	3
Additional paid-in capital	3,040	3,039
Accumulated deficit	(2,661)	(2,482)
Accumulated other comprehensive loss	(233)	(234)
Treasury stock at cost - 11.5 shares	(167)	(167)
Total Chemtura Corporation stockholders' (deficit) equity	(18)	159

Non-controlling interest	11	13
Total stockholders' (deficit) equity	(7)	172

	$3,112	$3,118

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
Condensed Consolidated Statements of Cash Flows (Unaudited)
Quarters ended March 31, 2010 and 2009
(In millions)

	Quarters ended March 31,
	2010	2009
Increase (decrease) in cash

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Chemtura Corporation	$(179)	$(94)
Adjustments to reconcile net loss attributable to Chemtura
Corporation to net cash used in operating activities:
Loss on early extinguishment of debt	13	-
Depreciation and amortization	49	44
Stock-based compensation expense	-	1
Reorganization items, net	2	34
Changes in estimates related to expected allowable claims	122	-
Changes in assets and liabilities, net of assets acquired
and liabilities assumed:
Accounts receivable	(97)	30
Impact of accounts receivable facilities	-	(93)
Inventories	(29)	59
Accounts payable	32	(40)
Pension and post-retirement health care liabilities	(7)	(4)
Liabilities subject to compromise	(1)	-
Other	(14)	(14)
Net cash used in operating activities	(109)	(77)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	-	3
Payments for acquisitions, net of cash acquired	-	(5)
Capital expenditures	(14)	(8)
Net cash used in investing activities	(14)	(10)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Amended and Restated DIP Credit Agreement	299	-
(Payments on) proceeds from DIP Credit Facility	(250)	165
Proceeds from 2007 Credit Facility, net	15	9
Proceeds from short term borrowings, net	-	1
Payments for debt issuance and refinancing costs	(16)	(19)
Net cash provided by financing activities	48	156

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(2)	(2)
Change in cash and cash equivalents	(77)	67
Cash and cash equivalents at beginning of period	236	68
Cash and cash equivalents at end of period	$159	$135

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

The Company’s liquidity was further constrained in the fourth quarter of 2008 by changes in the availability under its accounts receivable financing facilities in the United States and Europe.  The eligibility criteria and reserve requirements under the Company’s prior U.S. accounts receivable facility (the “U.S. Facility”) tightened in the fourth quarter of 2008 following a credit rating downgrade, significantly reducing the value of accounts receivable that could be sold under the U.S. Facility compared with the third quarter of 2008.  Additionally, the availability and access to the Company’s European accounts receivable financing facility (the “European Facility”) was restricted in late December 2008 due to the Company’s financial performance which resulted in the Company’s inability to sell additional receivables under the European Facility.

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

The Debtors own substantially all of the Company’s U.S. assets.  The Debtors consist of Chemtura and the following subsidiaries:

· A&M Cleaning Products LLC	· Crompton Colors Incorporated	· Kem Manufacturing Corporation
· Aqua Clear Industries, LLC	· Crompton Holding Corporation	· Laurel Industries Holdings, Inc.
· ASEPSIS, Inc.	· Crompton Monochem, Inc.	· Monochem, Inc.
· ASCK, Inc.	· GLCC Laurel, LLC	· Naugatuck Treatment Company
· BioLab, Inc.	· Great Lakes Chemical Corporation	· Recreational Water Products, Inc.
· BioLab Company Store, LLC	· Great Lakes Chemical Global, Inc.	· Uniroyal Chemical Company Limited
· Biolab Franchise Company, LLC	· GT Seed Treatment, Inc.	· Weber City Road LLC
· BioLab Textile Additives, LLC	· HomeCare Labs, Inc	· WRL of Indiana, Inc.
· CNK Chemical Realty Corporation	· ISCI, Inc.

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

On August 21, 2009, the Bankruptcy Court established October 30, 2009 as the deadline for the filing of proofs of claim against the Debtors (the “Bar Date”).  Under certain limited circumstances, some creditors may be permitted to file proofs of claim after the Bar Date.  Accordingly, it is possible that not all potential proofs of claim were filed as of the filing of this Quarterly Report.

The Debtors have received approximately 15,400 proofs of claim covering a broad array of areas.  Approximately 8,000 proofs of claim have been asserted in “unliquidated” amounts or contain an unliquidated component that are treated as being asserted in “unliquidated” amounts.  Excluding proofs of claim in “unliquidated” amounts, the aggregate amount of proofs of claim filed totaled approximately $23.6 billion.  See Note 20 - Legal Proceedings and Contingencies for a discussion of the proofs of claim filed against the Debtors.

The Company is in the process of evaluating the amounts asserted in and the factual and legal basis of the proofs of claim filed against the Debtors.  Based upon the Company’s initial review and evaluation, which is continuing, a significant number of proofs of claim are duplicative and/or legally or factually without merit.  As to those claims, the Company has filed and intends to file objections with the Bankruptcy Court.  However, there can be no assurance that certain of these claims will not be allowed in full.

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

As provided by the Bankruptcy Code, the Debtors have the exclusive right to file and solicit acceptance of a Plan for 120 days after the Petition Date with the possibility of extensions thereafter.  On February 23, 2010, the Bankruptcy Court granted the Company’s application for extensions of the period during which it has the exclusive right to file a Plan from February 11, 2010 to June 11, 2010.  The Bankruptcy Court had previously granted the Company’s applications for extensions of the exclusivity period on July 28, 2009 and October 27, 2009.  There can be no assurance that a Plan will be filed by the Debtors or confirmed by the Bankruptcy Court, or that any such Plan will be consummated.  After a Plan has been filed with the Bankruptcy Court, the Plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to all creditors and other parties entitled to vote to accept or reject the Plan.  Following the solicitation period, the Bankruptcy Court will consider whether to confirm the Plan.  In order to confirm a Plan, the Bankruptcy Court must make certain findings as required by the Bankruptcy Code.  The Bankruptcy Court may confirm a Plan notwithstanding the non-acceptance of the Plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met.

On January 15, 2010 the Company entered into Amendment No. 3 of the DIP Credit Facility that provided for, among other things, the consent of the Company’s DIP lenders to the sale of the polyvinyl chloride (“PVC”) additives business.

On February 9, 2010, the Bankruptcy Court granted interim approval of an Amended and Restated Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (the “Amended and Restated DIP Credit Agreement”) by and among the Debtors, Citibank N.A. and the other lenders party thereto.  The Amended and Restated DIP Credit Agreement provides for a first priority and priming secured revolving and term loan credit commitment of up to an aggregate of $450 million.  The proceeds of the loans and other financial accommodations incurred under the Amended and Restated DIP Credit Agreement were used to, among other things, refinance the obligations outstanding under the DIP Credit Facility and provide working capital for general corporate purposes.  The Amended and Restated DIP Credit Agreement provided a substantial reduction in the Company’s financing costs through interest rate reductions and the avoidance of the extension fees that would have been payable under the DIP Credit Facility in February and May 2010.  The Amended and Restated DIP Credit Agreement closed on February 12, 2010 with the drawing of the $300 million term loan.  On February 18, 2010, the Bankruptcy Court entered a final order providing full access to the Amended and Restated DIP Credit Agreement.  The Amended and Restated DIP Credit Agreement matures on the earlier of 364 days after the closing, the effective date of a Plan or the date of termination in whole of the Commitments (as defined in the Amended and Restated DIP Credit Agreement).

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

Continuation of the Company as a going concern is contingent upon, among other things, the Company’s and/or Debtors’ ability (i) to comply with the terms and conditions of the Amended and Restated DIP Credit Agreement; (ii) to obtain confirmation of a Plan under the Bankruptcy Code; (iii) to return to profitability; (iv) to generate sufficient cash flow from operations; and (v) to obtain financing sources to meet the Company's future obligations.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  The Consolidated Financial Statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.  Additionally, a Plan could materially change amounts reported in the Consolidated Financial Statements, which do not give effect to all adjustments of the carrying value of assets and liabilities that may be necessary as a consequence of completing a reorganization under Chapter 11 of the Bankruptcy Code.

In addition, as part of the Company’s emergence from Chapter 11, the Company may be required to adopt fresh start accounting in a future period.  If fresh start accounting is applicable, our assets and liabilities will be recorded at fair value as of the fresh start reporting date.  The fair value of our assets and liabilities as of such fresh start reporting date may differ materially from the recorded values of assets and liabilities on our Consolidated Balance Sheets.  Further, if fresh start accounting is required, the financial results of the Company after the application of fresh start accounting may not be comparable to historical trends.

2) BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The information in the foregoing Consolidated Financial Statements for the quarters ended March 31, 2010 and 2009 is unaudited but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature, except as otherwise disclosed in the accompanying notes to the Consolidated Financial Statements.

The Consolidated Financial Statements include the accounts of Chemtura and the wholly-owned and majority-owned subsidiaries that it controls.  Other affiliates in which the Company has a 20% to 50% ownership interest or a non-controlling majority interest are accounted for in accordance with the equity method.  Other investments in which the Company has less than 20% ownership are recorded at cost.  All significant intercompany balances and transactions have been eliminated in consolidation.

The Consolidated Financial Statements have been prepared in accordance with Accounting Standards Codification (“ASC”) Section 852-10-45, Reorganizations - Other Presentation Matters (“ASC 852-10-45”).  ASC 852-10-45 does not ordinarily affect or change the application of U.S. generally accepted accounting principles (“GAAP”).  However, it does require the Company to distinguish transactions and events that are directly associated with the reorganization in connection with the Chapter 11 cases from the ongoing operations of the business.  Expenses incurred and settlement impacts due to the Chapter 11 cases are reported separately as reorganization items, net on the Consolidated Statements of Operations for the quarters ended March 31, 2010 and 2009.  Interest expense related to pre-petition indebtedness has been reported only to the extent that it will be paid during the pendency of the Chapter 11 cases or is permitted by Bankruptcy Court approval or is expected to be an allowed claim.  The pre-petition liabilities subject to compromise are disclosed separately on the March 31, 2010 and December 31, 2009 Consolidated Balance Sheets.  These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for a lesser amount.  These expected allowed claims require management to estimate the likely claim amount that will be allowed by the Bankruptcy Court prior to its ruling on the individual claims.  These estimates are based on, among other things, reviews of claimants’ supporting material, obligations to mitigate such claims, and assessments by management and third-party advisors.  The Company expects that its estimates, although based on the best available information, will change as the claims are resolved by the Bankruptcy Court.

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

Certain reclassifications have been made to the prior period financial information to conform to the current period presentation.  The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009, as amended.  The consolidated results of operations for the quarter ended March 31, 2010 are not necessarily indicative of the results expected for the full year.

Accounting Policies and Other Items

Cash and cash equivalents include bank term deposits with original maturities of three months or less.  Included in cash and cash equivalents in the Company's Consolidated Balance Sheets at both March 31, 2010 and December 31, 2009 is $1 million of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.

Included in accounts receivable are allowances for doubtful accounts of $30 million and $31 million, as of March 31, 2010 and December 31, 2009, respectively.

During the quarters ended March 31, 2010 and 2009, the Company made interest payments of approximately $8 million and $21 million, respectively.  During the quarters ended March 31, 2010 and 2009, the Company made payments for income taxes (net of refunds) of $2 million and $7 million, respectively.

Accounting Developments

In June 2009, the FASB issued guidance now codified as ASC Topic 810, Consolidation (“ASC 810”), which amends certain guidance for determining whether an entity is a variable interest entity (“VIE”).  ASC 810 requires an enterprise to perform an analysis to determine whether the Company’s variable interests give it a controlling financial interest in a VIE.  A company would be required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance.  In addition, ASC 810 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE.  The standard is effective for financial statements for interim or annual reporting periods that begin after November 15, 2009.  Earlier application is prohibited.  The Company has adopted the provisions of ASC 810 effective as of January 1, 2010 and its adoption did not have a material impact on its results of operations, financial condition or its disclosures.

3) DEBTOR CONDENSED COMBINED FINANCIAL STATEMENTS

Condensed Combined Financial Statements for the Debtors as of March 31, 2010 and December 31, 2009 and for the quarters ended March 31, 2010 and 2009 are presented below.  These Condensed Combined Financial Statements include investments in subsidiaries carried under the equity method.

Chemtura Corporation and Subsidiaries in Reorganization
Condensed Combined Statements of Operations
(Debtor-in-Possession)
 (In millions)

	Quarters ended March 31,
	2010	2009

Net sales	$488	$360

Cost of goods sold	415	320
Selling, general and administrative	47	44
Depreciation and amortization	36	26
Research and development	5	5
Antitrust costs	-	2
Changes in estimates related to expected allowable claims	122	-

Operating loss	(137)	(37)

Interest expense	(14)	(24)
Loss on early extinguishment of debt	(13)	-
Other income, net	10	-
Reorganization items, net	(21)	(40)
Equity in net (loss) earnings of subsidiaries	(1)	12

Loss before income taxes	(176)	(89)
Income tax provision	(2)	(1)

Loss from continuing operations	(178)	(90)
Loss from discontinued operations, net of tax	(1)	(4)
Net loss	$(179)	$(94)

Chemtura Corporation and Subsidiaries in Reorganization
Condensed Combined Balance Sheet
(Debtor-in-Possession)
 (In millions)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets	$737	$706
Intercompany receivables	511	538
Investment in subsidiaries	1,901	1,942
Property, plant and equipment	401	422
Goodwill	149	149
Other assets	393	397
Total assets	$4,092	$4,154

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities	$465	$400
Intercompany payables	40	65
Other long-term liabilities	71	73
Total liabilities not subject to compromise	576	538
Liabilities subject to compromise (a)	3,523	3,444
Total stockholders' (deficit) equity	(7)	172
Total liabilities and stockholders' (deficit) equity	$4,092	$4,154

(a)	Includes inter-company payables of $1,419 million as of March 31, 2010 and $1,447 million as of December 31, 2009.

Chemtura Corporation and Subsidiaries in Reorganization
Condensed Combined Statement of Cash Flows
(Debtor-in-Possession)
 (In millions)

	Quarters ended March 31,
	2010	2009
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(179)	$(94)
Adjustments to reconcile net loss
to net cash used in operating activities:
Loss on early extinguishment of debt	13	-
Depreciation and amortization	36	29
Stock-based compensation expense	-	1
Reorganization items, net	2	34
Changes in estimates related to expected allowable claims	122	-
Changes in assets and liabilities, net	(79)	(72)
Net cash used in operating activities	(85)	(102)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	-	3
Payments for acquisitions, net of cash acquired	-	(5)
Capital expenditures	(9)	(7)
Net cash used in investing activities	(9)	(9)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Amended and Restated DIP Credit Agreement	299	-
Proceeds from DIP Credit Facility	(250)	165
Proceeds from 2007 Credit Facility, net	15	9
Payments for debt issuance and refinancing costs	(16)	(19)
Net cash provided by financing activities	48	155

CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(46)	44
Cash and cash equivalents at beginning of period	81	23
Cash and cash equivalents at end of period	$35	$67

4) LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

As a consequence of the Chapter 11 cases, substantially all claims and litigations against the Debtors in existence prior to the filing of the petitions for relief or relating to acts or omissions prior to the filing of the petitions for relief are stayed.  These estimated claims are reflected in the Consolidated Balance Sheet as liabilities subject to compromise as of March 31, 2010 and December 31, 2009.  These amounts represent the Company’s estimate of known or potential pre-petition liabilities that are probable of resulting in an allowed claim against the Debtors in connection with the Chapter 11 cases and are recorded at the estimated amount of the allowed claim which may be different from the amount for which the liability will be settled.  Such claims remain subject to future adjustments.  Adjustments may result from actions of the Bankruptcy Court, negotiations, rejection or acceptance of executory contracts and real property leases, determination as to the value of any collateral securing claims, proofs of claim or other events.

The Bankruptcy Court established October 30, 2009 as the Bar Date for filing proofs of claim against the Debtors.  The Debtors have received approximately 15,400 proofs of claim covering a broad array of areas.  The Company is in the process of evaluating the amounts asserted in and the factual and/or legal basis of the proofs of claim filed against the Debtors.  These proofs of claim may result in additional liabilities, some or all of which may be subject to compromise, and the amounts of which may be material.  See Note - 20 Legal Proceedings and Contingencies for further discussion of the Company’s Chapter 11 claims assessment.

The amounts of liabilities subject to compromise consist of the following:

	As of	As of
(In millions)	March 31, 2010	December 31, 2009
6.875% Notes due 2016 (a)	$500	$500
7% Notes due July 2010 (a)	370	370
6.875% Debentures due 2026 (a)	150	150
2007 Credit Facility (a)	166	152
Other borrowings	3	3
Total debt subject to compromise	1,189	1,175

Pension and post-retirement health care liabilities	377	405
Accounts payable	127	130
Environmental reserves	50	42
Litigation reserves	240	125
Unrecognized tax benefits and other taxes	78	78
Accrued interest expense	7	7
Other miscellaneous liabilities	36	35
Total liabilities subject to compromise	$2,104	$1,997

Reorganization items are presented separately in the Consolidated Statements of Operations on a net basis and represent items realized or incurred by the Company as a direct result of the Chapter 11 cases.

The reorganization items, net recorded in the Consolidated Statements of Operations consist of the following:

	Quarters ended March 31,
(In millions)	2010	2009
Professional fees	$18	$5
Write-off debt discounts and premiums (a)	-	24
Write-off debt issuance costs (a)	-	7
Write-off deferred charges related to termination of
U.S. accounts receivable facility	-	4
Rejections or terminations of lease agreements (b)	2	-
Severance - closure of manufacturing plants and warehouses (b)	1	-

Total reorganization items, net	$21	$40

(a)
The carrying value of pre-petition debt has been adjusted to its respective face value as this represents the expected allowable claim in the Chapter 11 cases.  As a result, unamortized debt issuance costs, discounts and premiums were charged to reorganization items, net on the Consolidated Statements of Operations.

(b)	Represents charges for cost savings initiatives for which Bankruptcy Court approval has been obtained. For additional information see Note 19 – Restructuring Activities.

5) COMPREHENSIVE (LOSS) INCOME

An analysis of the Company’s comprehensive loss follows:

	Quarters ended March 31,
(In millions)	2010	2009
Net loss	$(179)	$(94)
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustments	(24)	(55)
Unrecognized pension and other post-retirement benefit costs	26	(1)

Comprehensive loss	(177)	(150)
Comprehensive income attributable to the non-controlling interest	(1)	1
Comprehensive loss attributable to Chemtura Corporation	$(178)	$(149)

The components of accumulated other comprehensive loss, net of tax at March 31, 2010 and December 31, 2009, are as follows:
	March 31,	December 31,
(In millions)	2010	2009
Foreign currency translation adjustment	$89	$114
Unrecognized pension and other post-retirement benefit costs	(322)	(348)

Accumulated other comprehensive loss	$(233)	$(234)

Reclassifications from other comprehensive loss to earnings related to the Company’s natural gas price swap contracts aggregated to a $1 million pre-tax loss during the quarter ended March 31, 2009.  All price swap contracts have matured as of December 31, 2009.

6) DIVESTITURE

On December 23, 2009, the Company entered into a Share and Asset Purchase Agreement with SK Atlas, LLC and SK Capital Partners II, LP (collectively “SK”), New York-based private equity concerns focusing on the specialty materials, chemicals and healthcare industries, whereby SK agreed to acquire the Company’s global PVC additives business.  The agreement included the sale of certain assets, the stock of a European subsidiary and the assumption by SK of certain liabilities.

On December 23, 2009, the Company filed a motion with the Bankruptcy Court (the “Sale Motion”), pursuant to Section 363 of the Bankruptcy Code, seeking, among other things, approval of an auction process and bidding procedures that would govern the sale of the PVC additives business to SK or another bidder with the highest or otherwise best offer and approval of the sale of the PVC additives business in accordance with the auction process and bidding procedures.  On January 14, 2010, the Bankruptcy Court entered an order (the “Bidding Procedures Order”) establishing an auction process and bidding procedures (the “Auction”) to govern the sale of the PVC additives business.  On January 15, 2010, the Company entered into Amendment No. 3 of the DIP Credit Facility that provided for, among other things, the consent of its DIP lenders to the sale of the PVC additives business.  The lenders under the Amended and Restated DIP Credit Agreement also consented to this transaction.  Pursuant to the Bidding Procedures Order, the Auction was held on February 22, 2010.  At the Auction, Galata Chemicals LLC (formerly known as Artek Aterian Holding Company, LLC) and its sponsors, Aterian Investment Partners Distressed Opportunities, LP and Artek Surfin Chemicals Ltd. (collectively, “Galata”), emerged as the bidder with the highest and otherwise best bid for the PVC additives business.

On February 23, 2010, pursuant to the Bidding Procedures Order and following the Auction, the Company entered into a Share and Asset Purchase Agreement (“SAPA”) with Galata whereby Galata agreed to acquire the Company’s PVC additives business for cash consideration of $16 million and to assume certain liabilities, including certain pension obligations and environmental liabilities.  The purchase price is subject to certain adjustments including a post-closing net working capital adjustment.  On February 23, 2010, the Bankruptcy Court held a hearing on the Sale Motion pursuant to Section 363 of the Bankruptcy Code and issued an order approving, among other things, the sale of the PVC additives business to Galata.  The transaction closed on April 30, 2010.  The SAPA resulted in an incremental $14 million of cash proceeds and favorable modifications to the share and asset purchase agreement compared to the initial share and asset purchase agreement with SK.

The PVC additives business, which is a reporting unit within the Industrial Engineered Products segment, is reported as a discontinued operation in the accompanying Consolidated Financial Statements as the Company will not have significant continuing cash flows or continuing involvement in the operations of the disposed business.  The results of operations for this business have been removed from the results of continuing operations for all periods presented.  The assets and liabilities of discontinued operations have been reclassified and are segregated in the Consolidated Balance Sheets.

The Galata SAPA provides for the sale of assets and the assignment of liabilities with carrying amounts as follows:

	March 31,	December 31,
(In millions)	2010	2009

Accounts receivable	$37	$29
Inventory	44	51
Other current assets	3	3
Other assets	1	2
Total assets held for sale	$85	$85

Accounts payable	$4	$2
Accrued expenses	6	6
Pension and post-retirement health care liabilities	26	28
Other liabilities	-	1

Total liabilities held for sale	$36	$37

Loss from discontinued operations for all periods presented consist of the following:

	Quarters ended March 31,
(In millions)	2010	2009

Net sales	$67	$53

Pre-tax loss from discontinued operations	$(2)	$(8)
Income tax benefit	-	1
Loss from discountinued operations	$(2)	$(7)

7) SALE OF ACCOUNTS RECEIVABLE

On January 23, 2009, the Company entered into the 2009 U.S. Facility with up to $150 million of capacity and a three-year term with certain lenders under its 2007 Credit Facility.  Lenders who participated reduced their commitments to the 2007 Credit Facility pro-rata to their commitments to purchase U.S. eligible accounts receivable under the 2009 U.S. Facility.

Under the 2009 U.S. Facility, certain subsidiaries of the Company sold their accounts receivable to a special purpose entity (“SPE”) that was created for the purpose of acquiring such receivables and selling an undivided interest therein to certain purchasers.  In accordance with the receivables purchase agreements, the purchasers were granted an undivided ownership interest in the accounts receivable owned by the SPE.  The amount of such undivided ownership interest will vary based on the level of eligible accounts receivable as defined in the agreement.  In addition, the purchasers retained a security interest in all the receivables owned by the SPE.

The 2009 U.S. Facility was terminated on March 23, 2009 as a condition of the Debtors entering into the DIP Credit Facility.  All accounts receivable was sold back by the purchasers and the SPE to their original selling entity using proceeds of $117 million from the DIP Credit Facility.

Certain of the Company’s European subsidiaries maintained a separate European Facility to sell up to approximately $244 million (€175 million) of the eligible accounts receivable directly to a purchaser.  This facility terminated during the second quarter of 2009 and there were no outstanding accounts receivable that had been sold as of June 30, 2009.  The availability and access to the European Facility was restricted by the purchaser in late December 2008 in light of the Company’s financial performance.  As a result, the Company was unable to sell additional accounts receivable under this program during the first and second quarters of 2009.  Despite good faith discussions, the Company was unable to conclude an agreement to resume sales of accounts receivable under the European Facility either prior to the Chapter 11 filing or thereafter.  During the second quarter of 2009, with no agreement to restart the European Facility, the remaining balance of the accounts receivable previously sold under this facility was settled and the facility was terminated.

The costs associated with these facilities of $2 million for the quarter ended March 31, 2009 are included in other income (expense), net in the Consolidated Statements of Operations.

Following the termination of the 2009 U.S. Facility, deferred financing costs of approximately $4 million related to this facility were charged to reorganization items, net in the Consolidated Statements of Operations.

8) INVENTORIES

Components of inventories are as follows:

	March 31,	December 31,
(In millions)	2010	2009
Finished goods	$331	$319
Work in process	44	41
Raw materials and supplies	140	129
	$515	$489

Included in the above net inventory balances are inventory obsolescence reserves of approximately $30 million and $32 million at March 31, 2010 and December 31, 2009, respectively.

9) PROPERTY, PLANT AND EQUIPMENT

	March 31,	December 31,
(In millions)	2010	2009
Land and improvements	$80	$81
Buildings and improvements	245	248
Machinery and equipment	1,225	1,236
Information systems equipment	224	226
Furniture, fixtures and other	30	30
Construction in progress	55	54
	1,859	1,875
Less accumulated depreciation	1,146	1,125
	$713	$750

Depreciation expense from continuing operations was $39 million and $32 million for the quarters ended March 31, 2010 and 2009, respectively.  Depreciation expense from continuing operations includes accelerated depreciation of certain fixed assets associated with the Company’s restructuring programs and divestment activities of $11 million and $2 million for the quarters ended March 31, 2010 and 2009, respectively.

10) GOODWILL AND INTANGIBLE ASSETS

Goodwill by reportable segment is as follows:

	Industrial	AgroSolutions
	Performance	Engineered
(In millions)	Products	Products	Total

Goodwill at December 31, 2009	$268	57	$325
Accumulated impairments at December 31, 2009	(90)	-	(90)
Net Goodwill at December 31, 2009	178	57	235

Impact of foreign currency translation	(4)	-	(4)
Goodwill at March 31, 2010	264	57	321
Accumulated impairments at March 31, 2010	(90)	-	(90)
Net Goodwill at March 31, 2010	$174	57	$231

The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units in accordance with ASC Subtopic 350-20, Intangibles – Goodwill and Other - Goodwill (“ASC 350-20”) as of July 31, or sooner, if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  The Company estimates the fair value of its reporting units utilizing income and market approaches through the application of discounted cash flow and market comparable methods (Level 3 inputs as described in Note 17 – Financial Instruments and Fair Value Measurements).  The assessment is required to be performed in two steps: step one to test for a potential impairment of goodwill and, if potential impairments are identified, step two to measure the impairment loss through a full fair valuing of the assets and liabilities of the reporting unit utilizing the acquisition method of accounting.

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

For the quarter ended March 31, 2010, the Company’s consolidated performance was in line with expectations while the performance of the Company’s AgroSolutions Engineered Products (formerly known as Crop Protection Engineered Products) reporting unit was below expectations.  However, the longer-term forecasts for this reporting unit are still sufficient to support its level of goodwill.  As such, the Company concluded that no circumstances exist that would more likely than not reduce the fair value of any of its reporting units below their carrying amount and an interim impairment test was not considered necessary as of March 31, 2010.

The Company’s intangible assets (excluding goodwill) are comprised of the following:

	March 31, 2010			December 31, 2009
(In millions)	Gross Cost	Accumulated Amortization	Net Intangibles	Gross Cost	Accumulated Amortization	Net Intangibles
Patents	$125	$(53)	$72	$127	$(49)	$78
Trademarks	268	(60)	208	273	(61)	212
Customer relationships	149	(39)	110	152	(38)	114
Production rights	45	(20)	25	45	(19)	26
Other	73	(33)	40	76	(32)	44
Total	$660	$(205)	$455	$673	$(199)	$474

The decrease in gross intangible assets since December 31, 2009 is primarily due to foreign currency translation.

Amortization expense from continuing operations related to intangible assets amounted to $9 million for the quarters ended March 31, 2010 and 2009.

11) DEBT

The Company’s debt is comprised of the following:

(In millions)	March 31, 2010	December 31, 2009

6.875% Notes due 2016 (a)	$500	$500
7% Notes due July 2010 (a)	370	370
6.875% Debentures due 2026 (a)	150	150
2007 Credit Facility (a)	166	152
Amended and Restated DIP Credit Agreement	299	-
DIP Credit Facility	-	250
Other borrowings (b)	7	8
Total Debt	1,492	1,430

Less: Short-term borrowings	(301)	(252)
Liabilities subject to compromise	(1,189)	(1,175)

Total Long-Term Debt	$2	$3

(a)	Outstanding balance is classified as liabilities subject to compromise on the Consolidated Balance Sheets at March 31, 2010 and December 31, 2009.
(b)	$3 million of other borrowings is classified as liabilities subject to compromise on the Consolidated Balance Sheets at March 31, 2010 and December 31, 2009.

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

The DIP Credit Facility was comprised of the following:  (i) a $250 million non-amortizing term loan; (ii) a $64 million revolving credit facility; and (iii) an $86 million revolving credit facility representing the “roll-up” of certain outstanding secured amounts owed to lenders under the prior 2007 Credit Facility who have commitments under the DIP Credit Facility.  In addition, a sub-facility for letters of credit (“Letters of Credit”) in an aggregate amount of $50 million was available under the unused commitments of the revolving credit facilities.

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

On February 9, 2010, the Bankruptcy Court gave interim approval of the Amended and Restated DIP Credit Agreement by and among the Debtors, Citibank N.A. and the other lenders party thereto.  The Amended and Restated DIP Credit Agreement provides for a first priority and priming secured revolving and term loan credit commitment of up to an aggregate of $450 million comprising a $300 million term loan and a $150 million revolving credit facility.  The Amended and Restated DIP Credit Agreement matures on the earlier of 364 days after the closing, the effective date of a Plan or the date of termination in whole of the Commitments (as defined in the Amended and Restated DIP Credit Agreement).  The proceeds of the term loan under the Amended and Restated DIP Credit Agreement were used to, among other things, refinance the obligations outstanding under the DIP Credit Facility and provide working capital for general corporate purposes.  The Amended and Restated DIP Credit Agreement provided a substantial reduction in the Company’s financing costs through reductions in interest spread and avoidance of the extension fees that would have been payable under the DIP Credit Facility in February and May 2010.  The Amended and Restated DIP Credit Agreement closed on February 12, 2010 with the drawing of the $300 million term loan.  On February 18, 2010, the Bankruptcy Court entered a final order providing full access to the Amended and Restated DIP Credit Agreement.

The Amended and Restated DIP Credit Agreement resulted in a substantial modification for certain lenders within the loan syndicate given the reduction in their commitments as compared to the DIP Credit Facility.  Accordingly, the Company recognized a $13 million charge in the quarter ended March 31, 2010 for the early extinguishment of debt resulting from the write-off of deferred financing costs and the incurrence of fees payable to lenders under the DIP Credit Facility.  The Company also incurred $5 million of debt issuance costs related to the Amended and Restated DIP Credit Agreement.

The Amended and Restated DIP Credit Agreement is secured by a super-priority lien on substantially all of the Company's U.S. assets, including (i) cash; (ii) accounts receivable; (iii) inventory; (iv) machinery, plant and equipment; (v) intellectual property; (vi) pledges of the equity of first tier subsidiaries; and (vii) pledges of debt and other instruments.  Availability of credit is equal to (i) the lesser of (a) the Borrowing Base (as defined below) and (b) the effective commitments under the Amended and Restated DIP Credit Agreement minus (ii) the aggregate amount of the DIP Loans and any undrawn or unreimbursed Letters of Credit.  The Borrowing Base is the sum of (i) 80% of the Debtors’ eligible accounts receivable, plus (ii) the lesser of (a) 85% of the net orderly liquidation value percentage (as defined in the Amended and Restated DIP Credit Agreement) of the Debtors’ eligible inventory and (b) 75% of the cost of the Debtors’ eligible inventory, plus (iii) $275 million, less certain reserves determined in the discretion of the Administrative Agent to preserve and protect the value of the collateral.  As of March 31, 2010, extensions of credit outstanding under the Amended and Restated DIP Credit Agreement consisted of the $299 million term loan (net of an original issue discount of $1 million) and Letters of Credit of $22 million.

Borrowings under the DIP Credit Facility term loans and the $64 million revolving credit facility bore interest at a rate per annum equal to, at the Company’s election, (i) 6.5% plus the Base Rate (defined as the higher of (a) 4%; (b) Citibank N.A.’s published rate; or (c) the Federal Funds rate plus 0.5%) or (ii) 7.5% plus the Eurodollar Rate (defined as the higher of (a) 3% or (b) the current LIBOR rate adjusted for reserve requirements).  Borrowings under the $86 million revolving facility bore interest at a rate per annum equal to, at the Company’s election, (i) 2.5% plus the Base Rate or (ii) 3.5% plus the Eurodollar Rate.  Additionally, the Company was obligated to pay an unused commitment fee of 1.5% per annum on the average daily unused portion of the revolving credit facilities and a letter of credit fee on the average daily balance of the maximum daily amount available to be drawn under Letters of Credit equal to the applicable margin above the Eurodollar Rate applicable for borrowings under the applicable revolving credit facility.  Certain fees were payable to the lenders upon the reduction or termination of the commitment and upon the substantial consummation of a Plan as described more fully in the DIP Credit Facility including an exit fee payable to the Lenders of 2% of “roll-up” commitments and 3% of all other commitments.  These fees which amounted to $11 million were paid upon the funding of the term loan under the Amended and Restated DIP Credit Agreement.

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

The obligations of the Company as borrower under the Amended and Restated DIP Credit Agreement are guaranteed by the Company’s U.S. subsidiaries who are Debtors in the Chapter 11 cases, which, together with the Company own substantially all of the Company’s U.S. assets.  The obligations must also be guaranteed by each of the Company’s subsidiaries that become party to the Chapter 11 cases, subject to specified exceptions.

As under the DIP Credit Facility, all amounts owing by the Company and the guarantors under the Amended and Restated DIP Credit Agreement and certain hedging arrangements and cash management services are secured, subject to a carve-out as set forth in the Amended and Restated DIP Credit Agreement (the “Carve-Out”), for professional fees and expenses (as well as other fees and expenses customarily subject to such Carve-Out), by (i) a first priority perfected pledge of (a) all notes owned by the Company and the guarantors and (b) all capital stock owned by the Company and the guarantors (subject to certain exceptions relating to their respective foreign subsidiaries) and (ii) a first priority perfected security interest in all other assets owned by the Company and the guarantors, in each case, junior only to liens as set forth in the Amended and Restated DIP Credit Agreement and the Carve-Out.

The Amended and Restated DIP Credit Agreement requires the Company to meet certain financial covenants including the following: (a) minimum cumulative monthly earnings before interest, taxes, and depreciation (“EBITDA”), after certain adjustments, on a consolidated basis; (b) a maximum variance of the weekly cumulative cash flows of the Debtors, compared to an agreed upon forecast; (c) minimum borrowing availability of $20 million; and (d) maximum quarterly capital expenditures.  In addition, the Amended and Restated DIP Credit Agreement, as did the DIP Credit Facility, contains covenants which, among other things, limit the incurrence of additional debt, operating leases, issuance of capital stock, issuance of guarantees, liens, investments, disposition of assets, dividends, certain payments, mergers, change of business, transactions with affiliates, prepayments of debt, repurchases of stock and redemptions of certain other indebtedness and other matters customarily restricted in such agreements.  As of March 31, 2010, the Company was in compliance with the covenant requirements of the Amended and Restated DIP Credit Agreement.

The Amended and Restated DIP Credit Agreement contains events of default, including, among others, payment defaults and breaches of representations and warranties (such as non-compliance with covenants and the existence of a material adverse effect (as defined in the agreement)).

Other Debt Obligations

The Chapter 11 filing constituted an event of default under, or otherwise triggered repayment obligations with respect to, several of the debt instruments and agreements relating to direct and indirect financial obligations of the Debtors (collectively “Pre-petition Debt”).  All obligations under the Pre-petition Debt have become automatically and immediately due and payable.  The Debtors believe that any efforts to enforce the payment obligations under the Pre-petition Debt have been stayed as a result of the Chapter 11 cases.  Accordingly, interest accruals and payments for the unsecured Pre-petition Debt have ceased as of the petition date.  The amount of contractual interest expense not recorded in the quarters ended March 31, 2010 and 2009 was approximately $20 million and $3 million, respectively.  The Pre-petition Debt as of March 31, 2010 consisted of $500 million of 6.875% Notes due 2016 (“2016 Notes”), $370 million of 7% Notes due July 15, 2009 (“2009 Notes”), $150 million of 6.875% Debentures due 2026 (“2026 Debentures” and, together with the 2016 Notes, the 2009 Notes and the 2026 Debentures, the “Notes”), $166 million due 2010 under the 2007 Credit Facility and $3 million of other borrowings.  Pursuant to the final order of the Bankruptcy Court approving the DIP Credit Facility, the Debtors have acknowledged the pre-petition secured indebtedness associated with the 2007 Credit Facility to be no less than $139 million (now $53 million after the “roll-up” in connection with the Company’s entry into the DIP Credit Facility).

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

Borrowings under the 2007 Credit Facility at March 31, 2010 were $166 million.  During the first quarter of 2010, borrowings under the 2007 Credit Facility increased by $15 million following the drawing of certain letters of credit issued under the 2007 Credit Facility.

The Company has standby letters of credit and guarantees with various financial institutions the majority of which were issued under the 2007 Credit Facility.  Any additional drawings of letters of credit issued under the 2007 Credit Facility will be classified as liabilities subject to compromise in the Consolidated Balance Sheet.  At March 31, 2010, the Company had $35 million of outstanding letters of credit and guarantees primarily related to liabilities for environmental remediation, vendor deposits, insurance obligations and European value added tax obligations.  The outstanding letters of credit include $2 million issued under the 2007 Credit Facility and are pre-petition liabilities and $22 million were issued under the Amended and Restated DIP Credit Agreement letter of credit sub-facility.  The Company also had $15 million of third party guarantees at March 31, 2010 for which it has reserved $2 million at March 31, 2010, which represents the probability weighted fair value of these guarantees.

12) INCOME TAXES

For the quarters ended March 31, 2010 and 2009, the Company reported an income tax provision from continuing operations of $5 million and $7 million, respectively.  The Company has established a valuation allowance against the tax benefits associated with the Company’s current year to date U.S. net operating loss.  The Company will continue to adjust its tax provision through the establishment of non-cash valuation allowances until U.S. operations are more-likely than not able to generate income in future periods.

The Company has net liabilities related to unrecognized tax benefits of $75 million at March 31, 2010 and $76 million at December 31, 2009.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense.  Accrued interest and penalties are included within the related liability captions in the Consolidated Balance Sheet.  The Debtors are not subject to interest beginning on March 18, 2009, the date the Debtors’ filed for relief under Chapter 11 of the Bankruptcy Code.

Since the timing of resolutions and/or closure of audits is uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next year.  The Company believes that it is reasonably possible that it could record a decrease in the liability for unrecognized tax benefits, relating to a number of issues, of less than $1 million as a result of settlements with taxing authorities or the expiration of statutes of limitation.

13) EARNINGS (LOSS) PER COMMON SHARE

The computation of basic earnings (loss) per common share is based on the weighted average number of common shares outstanding.  The computation of diluted earnings (loss) per common share is based on the weighted average number of common and common share equivalents outstanding.  The Company had no outstanding common share equivalents for the quarters ended March 31, 2010 and 2009 for purposes of computing diluted earnings (loss) per share.

The weighted average common shares outstanding for the quarters ended March 31, 2010 and 2009 were 242.9 million and 242.8 million, respectively.

The shares of common stock underlying the Company’s outstanding stock options of 6.3 million and 11.2 million at March 31, 2010 and 2009, respectively, were excluded from the calculation of diluted earnings (loss) per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares as of such dates.  These options could be dilutive if the average share price increases and is greater than the exercise price of these options.  The Company’s performance-based restricted stock units (“RSUs”) of 0.5 million and 0.6 million at March 31, 2010 and 2009, respectively, were also excluded from the calculation of diluted earnings (loss) per share because the specified performance criteria for the vesting of these RSUs had not yet been met.  These RSUs could be dilutive in the future if the specified performance criteria are met.

14) STOCK-BASED COMPENSATION

Stock-based compensation expense, including amounts for RSUs and stock options, was insignificant for the quarter ended March 31, 2010 and $1 million for the quarter ended March 31, 2009.  Stock-based compensation expense was primarily reported in SG&A.

All future issuances of shares of common stock under the Company’s stock-based compensation plans have been suspended as a result of the Chapter 11 cases.  Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of the Company’s securities.  Although the shares of the Company’s common stock continue to trade on the Pink Sheets, the trading prices may have little or no relationship to the actual recovery, if any, by the holders under any eventual Bankruptcy Court-approved Plan.  The opportunity for any recovery by holders of the Company’s common stock under such Plan is uncertain as all creditors’ claims must be met in full with interest before value can be attributed to the common stock and, therefore, the shares of the Company’s common stock and grants of equity under employee stock based compensation plans, may be cancelled without any compensation pursuant to such Plan.

The Company uses the Black-Scholes option-pricing model to determine fair value of stock options.  The Company has elected to recognize compensation cost for option awards granted equally over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  The Company did not grant any stock options or RSUs in 2009 or in the quarter ended March 31, 2010.

Total remaining unrecognized compensation costs associated with unvested stock options and RSUs at March 31, 2010 were $1 million and $1 million, respectively, which will be recognized over the weighted average period of approximately one year.

On February 19, 2010, the Organization, Compensation and Governance Committee of the Board of Directors (the “Committee”) adopted the 2010 Emergence Incentive Plan (“2010 EIP”), subject to the approval of the Bankruptcy Court, which approval is still pending.  The 2010 EIP provides the opportunity for participants to earn an award that will be granted upon the Company’s emergence from Chapter 11 in the form of time-based RSUs and/or stock options, if feasible, and/or in cash.  The form of consideration will be determined by the Company’s Board of Directors upon emergence from Chapter 11.  The number of employees included in the 2010 EIP and the size of the award pool are based upon specific consolidated EBITDA levels achieved during the twelve month period immediately preceding the Company’s emergence from Chapter 11.  The maximum award pool could amount to $19 million.  The 2010 EIP will terminate on December 31, 2010.

The Committee and the Bankruptcy Court approved a similar EIP plan in 2009 (the “2009 EIP”).  Upon the approval by the Bankruptcy Court of the 2010 EIP, award pools under the 2009 EIP plan will be frozen as of March 31, 2010; however, no award shall be granted under the terms of the plan until the Company’s emergence from Chapter 11.

15) PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of the Company’s defined benefit plans net periodic benefit (credit) cost for the quarters ended March 31, 2010 and 2009 are as follows:
	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	U.S. Plans		Non-Qualified Plans		Health Care Plans
	Quarter ended March 31,		Quarter ended March 31,		Quarter ended March 31,
(In millions)	2010	2009	2010	2009	2010	2009

Service cost	$-	$-	$1	$1	$-	$-
Interest cost	12	12	6	5	2	2
Expected return on plan assets	(14)	(14)	(5)	(4)	-	-
Amortization of prior service cost	-	-	-	-	(1)	(1)
Amortization of actuarial losses	2	2	-	-	1	1

Net periodic benefit cost	$-	$-	$2	$2	$2	$2

The Company did not make any discretionary payments to its U.S. qualified and non-qualified pension plans during the first quarter of 2010.  The Company contributed $2 million to its international pension plans for the quarter ended March 31, 2010.  Contributions to post-retirement health care plans for the quarter ended March 31, 2010 were $6 million.

Liabilities subject to compromise as of March 31, 2010 and December 31, 2009 include $377 million and $405 million respectively, related to all of the U.S. pension and post-retirement health care plans.

During 2009, the Bankruptcy Court authorized the Company to modify certain benefits under their sponsored post-retirement health care plans.  During March 2010, certain participants of these plans were notified of the amendments to their benefits.  As a result of these amendments, the Company recognized a $23 million decrease in their U.S. post-retirement health care plan obligations which is classified within liabilities subject to compromise.  The offset to this liability decrease was reflected within accumulated other comprehensive loss.

On April 5, 2010, the Bankruptcy Court entered an order denying certain Uniroyal non-union retirees' (the “Uniroyal Non-union Retirees”) motion to reconsider the Bankruptcy Court's 2009 order authorizing the modification of certain benefits under the Company's post-retirement health care plans.  On April 8, 2010, the Uniroyal Non-union Retirees appealed the Bankruptcy Court's April 5, 2010 order.  On April 14, 2010, the Uniroyal Non-union Retirees sought a stay of the Bankruptcy Court's 2009 order as to the Company's modification of their retiree benefits pending their appeal.  On April 21, 2010, the Bankruptcy Court issued an order staying the modification of retiree benefits for the Uniroyal Non-union Retirees pending reargument on the motion for a stay pending appeal.  After consulting with the official committees of unsecured creditors and equity security holders, the Company has proposed to the Uniroyal Non-union Retirees that the parties proceed to a hearing before the Bankruptcy Court on the merits of modifying the benefits payable to the Non-Union Retirees.  The Company has not yet recognized any proposed benefit modifications relating to the Uniroyal Non-union Retirees.

Liabilities held for sale as of March 31, 2010 and December 31, 2009 include $26 million and $28 million, respectively, for pension liabilities that were assumed by the buyer upon the completion of the divestiture of the PVC additives business on April 30, 2010.

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

The Company used price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases.  In the fourth quarter of 2007, the Company ceased the purchase of additional price swap contracts as a cash flow hedge of forecasted natural gas purchases and established fixed price contracts with physical delivery with its natural gas vendor.  The existing price swap contracts matured through December 31, 2009.  These contracts were designated as hedges of a portion of the Company’s forecasted natural gas purchases and these contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based.  The differential paid or received as natural gas prices change is reported in AOCL.  These amounts are subsequently reclassified into COGS when the related inventory is sold.  A loss of $1 million was reclassified from AOCL into COGS for the quarter ended March 31, 2009.  All remaining contracts have been terminated by the counterparties due to the Company’s Chapter 11 cases and have been classified as liabilities subject to compromise.  As of the termination date, the contracts were deemed to be effective and the Company maintained hedge accounting through the contracts maturity given that the forecasted hedge transactions are probable.  At March 31, 2010 and December 31, 2009, the Company had no outstanding price swaps.

The Company has exposure to changes in foreign currency exchange rates resulting from transactions entered into by the Company and its foreign subsidiaries in currencies other than their functional currency (primarily trade payables and receivables).  The Company is also exposed to currency risk on intercompany transactions (including intercompany loans).  The Company manages these transactional currency risks on a consolidated basis, which allows it to net its exposure.  The Company has traditionally purchased foreign currency forward contracts, primarily denominated in Euros, British Pound Sterling, Canadian dollars, Mexican pesos, and Australian dollars to manage its transaction exposure.  These contracts are generally recognized in other income (expense), net to offset the impact of valuing recorded foreign currency trade payables, receivables and intercompany transactions.  The Company has not designated these derivatives as hedges, although it believes these instruments reduce the Company’s exposure to foreign currency risk.  However, as a result of the changes in the Company’s financial condition, it no longer has financing arrangements that provide for the capacity to purchase foreign currency forward contracts or hedging instruments to continue its prior practice.  As a result, the Company’s ability to mitigate changes in foreign currency exchange rates resulting from transactions was limited beginning in the first quarter of 2009.  The Company recognized a net loss on these derivatives of $26 million for the quarter ended March 31, 2009 which was offset by gains of $27 million relating to the underlying transactions.

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

	As of March 31, 2010		As of December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In millions)
Total debt	$(1,492)	$(1,634)	$(1,430)	$(1,459)

Total debt includes liabilities subject to compromise with a carrying amount of $1.2 billion (fair value of $1.3 billion) at March 31, 2010 and a carrying amount of $1.2 billion (fair value of $1.2 billion) at December 31, 2009.

Fair Value Measurements

The Company applies the provisions of guidance now codified under ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) with respect to its financial assets and liabilities that are measured at fair value within the financial statements on a recurring basis.  ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  The fair value hierarchy specified by ASC 820 is as follows:

•	Level 1 – Quoted prices in active markets for identical assets and liabilities.
•
Level 2 – Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market date.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

		As of	As of
(In millions)		March 31, 2010	December 31, 2009
		Level 1	Level 1
Assets
Investments held in trust related to a nonqualified deferred compensation plan	(a)	$1	$1

Liabilities
Deferred compensation liability	(a)	$1	$1

(a)
Represents the deferral of compensation, the Company’s match and investment earnings related to the Company’s Supplemental Savings Plan. These securities are considered general assets of the Company until distributed to the participant and are included in other assets in the Consolidated Balance Sheets. A corresponding liability is included in liabilities subject to compromise at March 31, 2010 and December 31, 2009 in the Consolidated Balance Sheets. Quoted market prices were used to determine fair values of the investments held in a trust with a third-party brokerage firm.

Level 3 fair value measurements are utilized by the Company in its impairment reviews of goodwill.  Level 1, level 2 and level 3 fair value measurements are utilized by the Company for defined benefit plan assets in deriving the funded status of pension and post-retirement benefit plan liabilities.

18) ASSET RETIREMENT OBLIGATIONS

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

The Company’s asset retirement obligations include estimates for all asset retirement obligations identified for its worldwide facilities.  The Company’s asset retirement obligations are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases at approximately 23 facilities; legal obligations to close approximately 95 brine supply, brine disposal, waste disposal, and hazardous waste injection wells and the related pipelines at the end of their useful lives; and decommissioning and decontamination obligations that are legally required to be fulfilled upon closure of approximately 37 of the Company’s manufacturing facilities.

The following is a summary of the change in the carrying amount of the asset retirement obligations for the quarters ended March 31, 2010 and 2009 and the net book value of assets related to the asset retirement obligations at March 31, 2010 and 2009:

	Quarters ended March 31,
(In millions)	2010	2009
Asset retirement obligation balance at beginning of period	$26	$23
Accretion expense – cost of goods sold (a)	4	1
Payments	-	(1)
Asset retirement obligation balance at end of period	$30	$23

Net book value of asset retirement obligation assets at end of period	$2	$2

(a)
The increase in accretion expense for the quarter ended March 31, 2010 is due to the acceleration of the recognition of costs related to the restructuring plan involving the consolidations of the El Dorado, Arkansas facility that was approved in January 2010.

Depreciation expense for the quarters ended March 31, 2010 and 2009 were less than $1 million.

At March 31, 2010, $14 million of the asset retirement obligation was included in accrued expenses, $14 million was included in other liabilities and $2 million was included in liabilities subject to compromise on the Consolidated Balance Sheet.  At December 31, 2009, $9 million was included in accrued expenses, $15 million was included in other liabilities and $2 million was included in liabilities subject to compromise.

19) RESTRUCTURING ACTIVITIES

Reorganization Initiatives

In 2009, the Company obtained approval of the Bankruptcy Court to implement certain cost savings and growth initiatives and filed motions to obtain approval for additional initiatives.  During the third quarter of 2009, the Company implemented certain of these initiatives including the closure of a manufacturing plant in Ashley, Indiana, the consolidation of warehouses related to its Consumer Performance Products business, the reduction of leased space at two of its U.S. office facilities, and the rejection of various unfavorable real property leases and executory contracts.  On January 25, 2010, the Company’s Board of Directors approved an  initiative involving the consolidation and idling of certain assets within the flame retardants business operations in El Dorado, Arkansas, which was approved by the Bankruptcy Court on February 23, 2010.  As a result of these initiatives, the Company recorded pre-tax charges of $19 million for the quarter ended March 31, 2010. ($3 million was recorded to reorganization items, net for severance, asset relocation costs and contract termination costs, $11 million was recorded to depreciation and amortization for accelerated depreciation, and $5 million was recorded to COGS for accelerated asset retirement obligations and asset write-offs).

Corporate Restructuring Programs

In March 2010, the Company approved a restructuring plan to consolidate certain corporate functions internationally to gain efficiencies and reduce costs.  Such plan will involve the relocation of certain employees and the termination of approximately 20 employees.  As a result of this plan, the Company recorded a pre-tax charge of $2 million for severance to facility closures, severance and related costs for the quarter ended March 31, 2010.

In December, 2008, the Company announced a worldwide restructuring program to reduce cash fixed costs.  This initiative involved a worldwide reduction in the Company’s professional and administrative staff by approximately 500 people.  The Company recorded a pre-tax charge of $3 million for the quarter ended March 31, 2009 to facility closures, severance and related costs for severance and related costs.

A summary of the reserves for all the Company’s cost savings initiatives and restructuring programs  is as follows:
(In millions)	Severance and Related Costs	Other Facility Closure Costs	Total
Balance at January 1, 2010	$9	$4	$13
2010 charges:
Facility closure, severance and related costs	2	-	2
Reorganization initiatives, net	1	-	1
Cash payments	(1)	-	(1)

Balance at March 31, 2010	$11	$4	$15

At March 31, 2010, $6 million of the above reserve was included in accrued expenses and $9 million was included in liabilities subject to compromise on the Consolidated Balance Sheet.  At December 31, 2009, $4 million was included in accrued expenses and $9 million was included in liabilities subject to compromise.

20) LEGAL PROCEEDINGS AND CONTINGENCIES

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

Chapter 11 Claims Assessment

The Bankruptcy Court established October 30, 2009 as the Bar Date.  Under certain limited circumstances, some creditors may be permitted to file proofs of claim after the Bar Date.  Accordingly, it is possible that not all potential proofs of claim were filed as of the filing of this Quarterly Report.

As of May 5, 2010, the Debtors have received approximately 15,400 proofs of claim covering a broad array of areas.  Approximately 8,000 proofs of claim have been asserted in “unliquidated” amounts or contain an unliquidated component that are treated as being asserted in “unliquidated” amounts.  Excluding proofs of claim in “unliquidated” amounts, the aggregate amount of proofs of claim filed totaled approximately $23.6 billion.  A summary of the proofs of claim by type and amount as of May 5, 2010 is as follows:

Claim Type	No. of Claims	Amount
		(in millions)

Environmental	252	$246
Litigation	10,771	9,361
PBGC	324	13,634
Employee, benefits and wages	1,122	50
Bond	32	152
Trade	1,994	155
503(b)(9)	73	6
Other	784	41

Total	15,352	$23,645

The Company is in the process of evaluating the amounts asserted in and the factual and legal basis of the proofs of claim filed against the Debtors.  Based upon the Company’s initial review and evaluation, which is continuing, a significant number of proofs of claim are duplicative and/or legally or factually without merit.  As to those claims, the Company has filed or intends to file objections with the Bankruptcy Court.  Since the Bar Date and as of May 5, 2010, 5,716 proofs of claim totaling $179 million have been expunged and 572 proofs of claim totaling approximately $13 million have been withdrawn.

The Company and the official committee of unsecured creditors have also filed motions to expunge an additional 1,867 proofs of claim totaling $9.2 billion which motions are pending before the Bankruptcy Court or have been approved by the Bankruptcy Court but orders have not been entered.  Three of those proofs of claim, each in the amount of $3 billion, were filed by the Council for Education and Research on Toxics (“CERT”) and allege that the manufacture and distribution by Great Lakes Chemical Corporation of penta brominated diphenyl ether and octo brominated diphenyl ether (together referred to as “PBDEs” and the claims referred to as “PBDE claims”) caused damages, including environmental damages.   At a hearing held on April 7, 2010, the Bankruptcy Court ruled that the PBDE claims should be disallowed and expunged based, in part, on CERT’s lack of standing and the claims’ facial deficiencies.

In addition, and as shown in the table above, the Pension Benefit Guaranty Corporation (“PBGC”) filed 324 proofs of claim totaling $13.6 billion.  The Company believes that these proofs of claim are duplicative as 12 proofs of claim have been filed against each of the 27 Debtors, resulting in duplicative claims totaling approximately $13.1 billion.  Excluding the duplicative proofs of claim, the PBGC filed 12 proofs of claim totaling approximately $500 million.

For the quarter ended March 31, 2010, the Company has recognized $122 million as changes in estimates related to expected allowable claims in liabilities subject to compromise in the Consolidated Financial Statements.  As the Debtors complete the process of evaluating and/or resolving the proofs of claim, appropriate adjustments to the Consolidated Financial Statements will be made.  Adjustments may also result from actions of the Bankruptcy Court, settlement negotiations, rejection of executory contracts and real property leases, determination as to the value of any collateral securing claims and other events.  For additional information on liabilities subject to compromise, see Note 4 - Liabilities Subject to Compromise and Reorganization Items, Net.

Environmental Liabilities

The Company is involved in environmental matters of various types in a number of jurisdictions.  A number of such matters involve claims for material amounts of damages and relate to or allege environmental liabilities, including clean up costs associated with hazardous waste disposal sites and natural resource damages.  As part of the Chapter 11 cases, the Debtors expect to retain responsibility for environmental cleanup liabilities relating to currently owned or operated sites (i.e., sites that remain part of the Debtors’ estate) and discharge in the Chapter 11 cases liabilities relating to formerly owned or operated sites and third-party sites (i.e., sites that are no longer or never were part of the Debtors’ estate).  To that end, on November 3, 2009, the Debtors initiated an Adversary Proceeding against the United States and various States seeking a ruling from the Bankruptcy Court that the Debtors’ liabilities with respect to formerly owned or operated sites and third-party sites are dischargeable in the Chapter 11 cases.  On January 19, 2010, the Debtors filed an amended complaint.  In response, on January 21, 2010, the United States filed a motion to withdraw the reference to the Bankruptcy Court, which motion was granted on March 26, 2010.  As a result, the action filed by the Debtors is now before the U.S. District Court for the Southern District of New York.  The parties are currently engaged in motion practice, with both parties having filed motions for summary judgment on certain key issues.  Those motions are now pending before the District Court.  In view of the issues of law raised in the pleadings, estimates relating to environmental liabilities with respect to formerly owned or operated sites and third-party sites, or offers made to settle such liabilities, are classified as liabilities subject to compromise in the Company’s Consolidated Balance Sheet.  See Note 4 - Liabilities Subject to Compromise and Reorganization Items, Net.

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts.  For each site where the cost of remediation is probable and reasonably estimable, the Company determines the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operation and maintenance expenditures, the Company accrues on an undiscounted basis for a period of generally 10 years those costs which the Company believes are probable and reasonably estimable.  In addition, where settlement offers have been extended to resolve an environmental liability as part of the Chapter 11 cases, the amounts of those offers have been accrued and are reflected in the Consolidated Balance Sheet as liabilities subject to compromise.  See Note 4 - Liabilities Subject to Compromise and Reorganization Items, Net.

The total amount accrued for such environmental liabilities as of March 31, 2010 and December 31, 2009 was $130 million and $122 million, respectively.  At March 31, 2010 and December 31, 2009, $14 million and $16 million, respectively, of these environmental liabilities were reflected as accrued expenses, $66 million and $64 million, respectively, were reflected as other liabilities and $50 million and $42 million, respectively, were classified as liabilities subject to compromise on the Consolidated Balance Sheets.  The Company estimates that environmental liabilities could range up to $174 million at March 31, 2010.  The Company’s accruals for environmental liabilities include estimates for determinable clean-up costs.  During the three months ended March 31, 2010, the Company recorded a pre-tax charge of $10 million to increase its environmental reserves and made payments of $1 million for clean-up costs, which reduced its environmental liabilities.  At certain sites, the Company has contractual agreements with certain other parties to share remediation costs.  The Company has a receivable of $11 million and $12 million at March 31, 2010 and December 31, 2009, respectively, to reflect probable recoveries.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed the Company’s present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted, and as negotiations with respect to certain sites continue or as certain liabilities relating to such sites are resolved as part of the Chapter 11 cases.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), and comparable state statutes, impose strict liability upon various classes of persons with respect to the costs associated with the investigation and remediation of waste disposal sites.  Such persons are typically referred to as “Potentially Responsible Parties” or PRPs.  The Company and several of its subsidiaries have been identified by federal, state or local governmental agencies or by other PRPs, as a PRP, at various locations in the United States.  Because in certain circumstances these laws have been construed to authorize the imposition of joint and several liability, the Environmental Protection Agency (“EPA”) and comparable state agencies could seek to recover all costs involving a waste disposal site from any one of the PRPs for such site, including the Company, despite the involvement of other PRPs.  In many cases, the Company is one of a large number of PRPs with respect to a site.  In a few instances, the Company is the sole or one of only a handful of PRPs performing investigation and remediation.  Where other financially responsible PRPs are involved, the Company expects that any ultimate liability resulting from such matters will be apportioned between the Company and such other parties.  The Company presently anticipates that many, if not all, of the Debtors’ CERCLA and comparable liabilities with respect to pre-petition activities and relating to third-party waste sites will be resolved as part of the Chapter 11 cases.  In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.  As discussed above, the Debtors presently intend to retain environmental clean up responsibility at currently owned or operated sites and discharge in the Chapter 11 cases liabilities relating to formerly owned or operated sites and third-party sites.

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

Litigation and Claims

Tricor

This case involves two related properties in Bakersfield, California; the Oildale Refinery (the “Refinery”) and the Mt. Poso Tank Farm (“Mt. Poso”). The Refinery and Mt. Poso were previously owned and operated by a division of Witco, a predecessor of the Company.  In 1997, the Refinery and portions of Mt. Poso were sold to Golden Bear Acquisition Corp. Under the terms of sale, Witco retained certain environmental obligations with respect to the Refinery and Mt. Poso. Golden Bear operated the refinery for several years before filing for bankruptcy in 2001.  Tricor Refining LLC (“Tricor”) purchased the Refinery and related assets out of bankruptcy.  In 2004, Tricor commenced an action against the Company alleging that the Company failed to comply with its obligations under an environmental agreement that was assumed by Tricor when it acquired the assets of Golden Bear.

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

The Company was also named as a defendant in fifteen lawsuits filed by individual or multi-party plaintiffs in the Georgia and Federal courts pertaining to the May 25, 2004 fire at its Conyers, Georgia warehouse.  Eight of these lawsuits remain.  The plaintiffs in these remaining lawsuits seek recovery for economic and non-economic damages, including punitive damages in five of the eight remaining lawsuits.  One of the lawsuits, the Diana Smith case, was filed in the United States District Court for the Northern District of Georgia against the Company, as well as the City of Conyers and Rockdale County, and included allegations similar to those in the other lawsuits noted above, but adding claims for alleged civil rights violations, federal Occupational Safety and Health Administration violations, Georgia Racketeer Influenced and Corrupt Organizations Act violations, criminal negligence, reckless endangerment, false imprisonment, and kidnapping, among other claims.  The federal law claims were dismissed with prejudice and the state law claims were dismissed without prejudice.  The Court has also dismissed without prejudice the plaintiffs’ claims against the City of Conyers and Rockdale County. The Diana Smith case was subsequently refiled.  In 2008, the Company moved to dismiss certain of the refiled claims.  The court granted the Company’s motion in March of 2008.  Plaintiffs have appealed the dismissal of these claims.  The remainder of plaintiffs’ claims are pending.

The Debtors are currently in discussions with the claimants to resolve their claims amicably.  In addition, at the time of the fire, the Company maintained, and continues to maintain, property and general liability insurance.  The Company believes that its general liability policies will adequately cover any third-party claims and legal and processing fees in excess of the amounts that were recorded through March 31, 2010.

Diacetyl Litigation

Beginning in 2004, food industry factory workers began alleging that exposure to diacetyl, a butter flavoring ingredient widely used in the food industry between 1982 and 2005, caused respiratory illness.  Product liability actions were filed throughout the United States alleging that diacetyl was defectively designed and manufactured and that diacetyl manufacturers and distributors had failed to properly warn the end users of diacetyl’s dangers.  Currently, there are eighteen diacetyl lawsuits pending against the Company and/or Chemtura Canada Co./Cie (“Chemtura Canada”), a wholly-owned subsidiary.

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

As part of the Chapter 11 cases, approximately 373 non-duplicative proofs of claim involving diacetyl have been filed against the Company, approximately 366 of which have been filed by individual claimants, and approximately 7 of which have been filed by Citrus and other purchasers of diacetyl seeking contribution or indemnity.  The Company believes that it and Chemtura Canada have significant insurance coverage with respect to these claims, subject to various self-insured retentions, limits and terms of coverage.  The first layer carriers who issued “occurrence” based policies to the Company and Chemtura Canada, which policies should provide insurance coverage for these diacetyl claims, are all American International Group (“AIG”) companies.  AIG has reserved its rights to deny coverage under those policies with respect to the Company and Chemtura Canada.  On February 4, 2010, AIG filed a lawsuit against Chemtura Canada and Zurich Insurance Company in the Supreme Court of New York seeking, among other things, a declaration relieving AIG of its coverage obligations with respect to Chemtura Canada.  In addition, AIG filed a motion to lift the automatic stay seeking to add the Company to its state court lawsuit so that AIG could seek a determination of its coverage obligations as to the Company.  The Company has opposed that motion.  On February 25, 2010, Chemtura Canada filed a notice of removal of the AIG lawsuit to the US District Court for the Southern District of New York.  On March 3, 2010, the Company and Chemtura Canada filed an Adversary Proceeding in the Bankruptcy Court against AIG, seeking a declaration of AIG’s obligations to indemnify and defend both Chemtura and Chemtura Canada, subject to various self-insured retentions, limits and terms of coverage.  On March 29, 2010, AIG filed a motion to withdraw the reference to the Bankruptcy Court with respect to the Company’s and Chemtura Canada’s Adversary Proceeding, as well as a motion to remand to state court the lawsuit filed by AIG that had been removed to the US District Court.  The Company and Chemtura Canada have opposed both of these motions.  While the Company believes that the issues concerning insurance coverage for these matters should be resolved in the Bankruptcy Court, no determination has yet been made by the court concerning which action shall proceed.  While the Company believes it has significant insurance coverage with respect to the diacetyl claims, the Company had not recorded a receivable from its insurance carriers as of March 31, 2010.

The diacetyl claims could, either individually or in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company has developed a range of the estimated loss for diacetyl-related claims.  As of March 31, 2010, the Company has recorded a liability related to these claims at the minimum of this range.

Biolab UK

This matter involves a criminal prosecution by United Kingdom (“UK”) authorities against Biolab UK Limited (“Biolab UK”) arising out of a September 4, 2006 fire at Biolab UK’s warehouse in Andoversford Industrial Estate near Cheltenham.  The exact cause of the fire has not been determined.  In this matter, it is alleged that the fire caused a water main at the warehouse to melt, and that the combination of contaminated fire suppression water and water from the melted water main overloaded the facility’s water containment system, causing that water to flow off the warehouse property and into the River Coln, a public river.  The event is alleged to have caused a fish kill and environmental damage.  The fire is also alleged to have caused a plume of smoke to travel from the facility, resulting in the evacuation of nearby residences and businesses, as well as a small property damage claim which has been resolved, one property damage claim which is pending and one personal injury claim which is pending.  On July 14, 2009, the UK Environmental Agency (“EA”) commenced a criminal action against Biolab UK.  The EA brought 5 charges, one charge alleging pollution of controlled waters (the River Coln) in violation of the Water Resources Act 1991 (“WRA”), a strict liability statute, and four charges alleging various violations of the Control of Major Accident Hazards Regulations 1999 (“COMAH”).  This matter is in the process of being transferred from the Magistrate’s Court in Gloucester County to the Crown Court in Gloucester County.  The Company is defending this action, and expert evaluation is currently in progress.

Antitrust Investigations and Related Matters

Rubber Chemicals

On May 27, 2004, the Company pled guilty to one-count charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period July 1995 to December 2001.  The U.S. federal district court imposed a fine of $50 million, payable in six annual installments, without interest, beginning in 2004.  In light of the Company’s cooperation with the U.S. Department of Justice (“DOJ”), the court did not impose any period of corporate probation.  On May 28, 2004, the Company pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada.  The Canadian federal court imposed a sentence requiring the Company to pay a fine of CDN $9 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004.  The Company paid (in U.S. dollars) $2 million in 2005, $7 million in 2006, $12 million in 2007 and $17 million in 2008.  On May 26, 2009, the U.S. District Court for the Northern District of California signed a joint stipulation and order modifying the fine and the payment schedule for the final installment of $16 million of the original $50 million due to be paid on May 27, 2009.  Under the court’s order, the Company will pay a total of $10 million in four installments: $2.5 million on or before June 30, 2009; $2.5 million on or before December 31, 2009; $2.5 million on or before June 30, 2010; and $2.5 million on or before December 31, 2010.  The Company also negotiated an agreement with Canadian authorities whereby the Company would pay a total of CDN $1.8 million (approximately U.S. $1.6 million) in satisfaction of the outstanding amount on the Canadian fine according to the following schedule:  CDN $450,000 (approximately U.S. $390,000) on or before June 30, 2009; CDN $450,000 (approximately U.S. $390,000) on or before December 31, 2009; CDN $450,000 (approximately U.S. $390,000) on or before June 30, 2010; and CDN $450,000 (approximately U.S. $390,000) on or before December 31, 2010.  After receiving Bankruptcy Court approval, the Company paid the first and second installments totaling $6 million in 2009.  A reserve of $10 million at March 31, 2010 and at December 31, 2009 were included in liabilities subject to compromise.

Civil Lawsuits

The actions described below under “U.S. Civil Antitrust Actions” are in various procedural stages of litigation. Although the actions described below have not had a material adverse impact on the Company, the Company cannot predict the outcome of any of those actions. The Company will seek cost-effective resolution of the various pending and threatened legal proceedings against the Company; however, the resolution of any civil claims now pending or hereafter asserted against the Company could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company has established as of March 31, 2010 reserves for all direct and indirect purchaser claims, as further described below.

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

Bandag - This suit was originally brought by Bridgestone Americas Holding, Inc, Bridgestone Firestone North American Tire, LLC, and Pirelli Tire, LLC (all of whom have since settled) along with the remaining plaintiff, Bandag Incorporated (n/k/a/ Bridgestone Bandag, LLC), with respect to purchases of rubber chemicals from the Company, Uniroyal and several of the world-wide leading suppliers of rubber chemicals.  This suit alleges that the Company and Uniroyal, along with other rubber chemical manufacturers, conspired to fix the prices of rubber chemicals, and to divide the rubber chemicals markets in violation of Section 1 of the Sherman Act.  Bandag Incorporated, a designer and manufacturer of tire re-treading, directly purchased from the Company and from the other defendants to this suit, and in doing so, claims to have paid artificially inflated prices for rubber chemicals. Bandag has requested treble damages, costs (including attorneys’ fees) and such other relief as the court may deem appropriate.  The Company agreed to utilize binding arbitration to try the claims at issue in this action.  The arbitration hearings were held on March 4 through March 6, 2009.  On May 5, 2009, the Bankruptcy Court entered an order modifying the automatic stay to allow the arbitration to proceed in order to liquidate the amount of this pre-petition claim.  On July 28, 2009, the arbitration panel issued its decision, awarding Bandag damages in the amount of $8 million and attorneys’ fees in the amount of $6 million.  On September 4, 2009, the District Court for the Northern District of California confirmed the arbitration panel’s award and entered a judgment against the Company in the amount of $14 million.  This judgment is subject to compromise in the Company’s Chapter 11 cases.

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

Australian Civil Antitrust Matters

On September 27, 2007, the Company and one of its subsidiaries (collectively referred to as the “Company” in this paragraph) as well as Bayer AG and Bayer Australia Ltd. were sued by Wright Rubber Products Pty Ltd. (“Wright”) in the Federal Court of Australia for alleged price fixing violations with respect to the sale of rubber chemicals in Australia.  On November 21, 2008, Wright filed an amended Statement of Claim.  The Company's application to have the amended Statement of Claim struck was granted on November 6, 2009 and Wright appealed seeking to have that determination reviewed by the full court.  The Company also lodged an application to have the proceeding dismissed on the basis that, at this stage, there is no statement of claim before the Federal Court.  The matters are scheduled to be heard by the full court on May 24, 2010.  The Company does not expect this matter to have a material adverse effect on its financial condition, results of operations or cash flows.

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

On September 17, 2009, the Federal District Court entered an order cancelling the final approval hearing of the November 2008 Settlement Agreement due to the automatic stay resulting from Chapter 11 cases.  The Federal District Court also denied on December 31, 2009 the motions to dismiss the complaint filed by the Company, the Crompton Individual Defendants and the former directors of Witco Corp.  The motions to dismiss were denied without prejudice to renew following resolution of the Chapter 11 cases.  In October 2009, the Bankruptcy Court issued an Order authorizing the Company to enter into a settlement stipulation requiring the return of $9 million that the Company transferred to the plaintiffs prior to its Chapter 11 filing in connection with the November 2008 Settlement Agreement (the “Pre-Petition Payment”).  The Company entered into such settlement stipulation, and $9 million was returned to the Company.  On April 13, 2010, the parties entered into an amended settlement agreement whereby the plaintiffs agreed to accept a total of approximately $11 million to be paid by the Company’s insurer in full satisfaction of the Company’s obligations pursuant to the settlement and amended settlement agreements.  This matter will be resolved as a settlement class action.  The settlement is subject to the approval of both the Federal District Court and the Bankruptcy Court.  On May 4, 2010, the Bankruptcy Court approved the settlement of the class action.

Legal Accruals

At March 31, 2010 and December 31, 2009, the Company had accruals for litigation and claims (except for environmental) of $240 million and $125 million, respectively, which were classified as liabilities subject to compromise.  The Company periodically reviews its accruals for pending claims and litigation as additional information becomes available, and may adjust its accruals based on actual settlement offers and other later occurring events.  As a result of additional information obtained in the review process during the quarter ended March 31, 2010, the Company increased accruals for litigation and claims (except for environmental) by $115 million, which were primarily charged to changes in estimates related to expected allowable claims in the Consolidated Statements of Operations. The Company believes it has significant insurance coverage with respect to certain of these litigations and claims.

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

Internal Review of Customer Incentive, Commission and Promotional Payment Practices

The Company’s previously disclosed review of various customer incentive, commission and promotional payment practices of the AgroSolutions Engineered Products segment (formerly known as Crop Protection Engineered Products) in its Europe, Middle East and Africa region, with particular emphasis on certain Central Asian countries that are considered part of that region, is continuing.  The review is being conducted under the oversight of the Audit Committee of the Board of Directors and with the assistance of outside counsel and forensic accounting consultants.  The review has found evidence of various suspicious payments made to persons in certain Central Asian countries and of activity intended to conceal the nature of those payments. The amounts of these payments were reflected in the Company’s books and records but were not recorded appropriately. In addition, the review has found evidence of payments that were not recorded in a transparent manner, including payments that were redirected to persons other than the customer, distributor or agent in the particular transaction. None of these payments were subject to adequate internal control. The Company has strengthened its worldwide internal controls relating to customer incentives and sales agent commissions and will take further actions to address current and future findings from the ongoing review.  The Company cannot reasonably estimate the nature or amount of monetary or other sanctions, if any, that might be imposed as a result of matters covered by the current review.  The Company believes that there is no matter connected with the review that would lead to a material change to the financial statements presented in this Quarterly Report on Form 10-Q.

Guarantees

The Company has standby letters of credit and guarantees with various financial institutions.  At March 31, 2010 and December 31, 2009, the Company had $35 million and $64 million, respectively, of outstanding letters of credit and guarantees primarily related to its liabilities for environmental remediation, vendor deposits, insurance obligations and European value added tax (VAT) obligations.

The Company has applied the disclosure provisions of ASC Topic 460, Guarantees (“ASC 460”), to its agreements that contain guarantee or indemnification clauses.  The Company is a party to several agreements pursuant to which it may be obligated to indemnify a third party with respect to certain loan obligations of joint venture companies in which the Company has an equity interest.  These obligations arose to provide initial financing for a joint venture start-up, fund an acquisition and/or provide project capital.  Such obligations mature through February 2015.  In the event that any of the joint venture companies were to default on these loan obligations, the Company would indemnify the other party up to its proportionate share of the obligation based upon its ownership interest in the joint venture.  At March 31, 2010, the maximum potential future principal and interest payments due under these guarantees were $15 million and $1 million, respectively.  In accordance with ASC 460, the Company has accrued $2 million in reserves, which represents the probability weighted fair value of these guarantees at March 31, 2010. The reserve has been included in long-term liabilities on the Consolidated Balance Sheet at March 31, 2010 with an offset to the investment included in other assets.

The Company also has a customer guarantee, in which the Company has contingently guaranteed certain debt obligations of one of its customers.  The amount of this guarantee was $2 million at March 31, 2010 and December 31, 2009.  Based on past experience and on the underlying circumstances, the Company does not expect to have to perform under this guarantee.

At March 31, 2010, unconditional purchase obligations were insignificant.  Unconditional purchase obligations exclude liabilities subject to compromise as the Company cannot accurately forecast the future level and timing of the repayments given the inherent uncertainties associated with the Chapter 11 cases.

In the ordinary course of business, the Company enters into contractual arrangements under which the Company may agree to indemnify a third party to such arrangement from any losses incurred relating to the services they perform on behalf of the Company or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation, claims or environmental matters relating to the Company’s past performance.  For any losses that the Company believes are probable and estimable, the Company has accrued for such amounts in its Consolidated Balance Sheets.

21) BUSINESS SEGMENT DATA

The Company evaluates a segment’s performance based on several factors, of which the primary factor is operating profit (loss).  In computing operating profit (loss) by segment, the following items have not been deducted:  (1) general corporate expense; (2) amortization; (3) facility closures, severance and related costs; (4) antitrust costs; (5) certain accelerated depreciation; (6) loss on sale of business; (7) changes in estimates related to expected allowable claims and (8) impairments of long-lived assets.  Pursuant to ASC Topic 280, Segment Reporting (“ASC 280”), these items have been excluded from the Company’s presentation of segment operating profit (loss) because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance.

On March 23, 2010 the Company announced that is was renaming its Crop Protection Engineered Products division to AgroSolutions Engineered Products.  As a result, the former segment Crop Protection Engineered Products will now be referred to as the AgroSolutions Engineered Products.  The name change reflects the Company’s long-term strategy, initiatives and investments that will directly support new product formulations, applications, delivery and service.

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

AgroSolutions Engineered Products

AgroSolutions Engineered Products develops, supplies, registers and sells agricultural chemicals formulated for specific crops in various geographic regions for the purpose of enhancing quality and improving yields.  The business focuses on specific target markets in six major product lines: seed treatments, fungicides, miticides, insecticides, growth regulators and herbicides.  These products are sold directly to growers and to major distributors in the agricultural sector.

Industrial Engineered Products

Industrial Engineered Products are chemical additives designed to improve the performance of polymers in their end-use applications.  Industrial Engineered Products include brominated performance products, flame retardants, fumigants and organometallics.  The products are sold across the entire value chain ranging from direct sales to monomer producers, polymer manufacturers, compounders and fabricators, fine chemical manufacturers and oilfield service companies to industry distributors.

General Corporate Expense and Other Charges

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis, including amortization expense.  These costs are primarily for corporate administration services net of costs allocated to the business segments, costs related to corporate headquarters and management compensation plan expenses for executives and corporate managers.  Facility closures, severance and related costs are primarily for severance costs related to the Company’s cost savings initiatives.  The antitrust costs are primarily for settlements and legal costs associated with antitrust investigations and related civil lawsuits.  Accelerated depreciation relates to certain assets affected by the Company’s restructuring programs, divestitures and legacy ERP systems.  Change in estimates related to expected allowable claims relates to adjustments to liabilities subject to compromise (primarily legal and environmental reserves) as a result of the proofs of claim evaluation process.

A summary of business data for the Company's reportable segments for the quarters ended March 31, 2010 and 2009 are as follows:

(In millions)	Quarters ended March 31,
	2010	2009
Net Sales
Consumer Performance Products	$92	$85
Industrial Performance Products	286	206
AgroSolutions Engineered Products	65	69
Industrial Engineered Products	160	104
Total net sales	$603	$464

(In millions)	Quarters ended March 31,
	2010	2009
Operating Profit (Loss)
Consumer Performance Products	$6	$4
Industrial Performance Products	25	5
AgroSolutions Engineered Products	(1)	16
Industrial Engineered Products	(3)	(11)
	27	14

General corporate expense, including amortization	(27)	(31)
Facility closures, severance and related costs	(2)	(3)
Antitrust costs	-	(2)
Changes in estimates related to expected allowable claims	(122)	-

Total operating loss	$(124)	$(22)

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

For further discussion of the Chapter 11 cases, see Item 2. - Bankruptcy Proceedings under Liquidity and Capital Resources and Note 1 - Nature of Operations and Bankruptcy Proceedings in the Notes to Consolidated Financial Statements.

OUR BUSINESS

We are among the larger publicly-traded specialty chemical companies in the United States dedicated to delivering innovative, application-focused specialty chemical solutions and consumer products.  Our principal executive offices are located in Philadephia, Pennsylvania and Middlebury, Connecticut.  We operate in a wide variety of end-use industries, including automotive, transportation, construction, packaging, agriculture, lubricants, plastics for durable and non-durable goods, electronics, and pool and spa chemicals. The majority of our chemical products are sold to industrial manufacturing customers for use as additives, ingredients or intermediates that add value to their end products.  Our crop and consumer products are sold to dealers, distributors and major retailers.  We are a market leader in many of our key product lines and transact business in more than 100 countries.

The primary economic factors that influence the operations and sales of our Industrial Performance Products and Industrial Engineered Products segments are industrial production, residential and commercial construction, electronic component production and polymer production.  In addition, our AgroSolutions Engineered Products segment (formerly known as Crop Protection Engineered Products) is influenced by worldwide weather, disease and pest infestation conditions.  Our Consumer Performance Products segment is also influenced by general economic conditions impacting consumer spending and weather conditions.

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

FIRST QUARTER RESULTS

Overview

Consolidated net sales were $603 million for the first quarter of 2010 or $139 million higher than the first quarter of 2009.  The increase in revenue was attributable to increased sales volumes of $136 million and favorable foreign currency translation of $9 million, partially offset by a reduction in selling prices of $6 million.  The increase in volume was principally within the Industrial Performance and Industrial Engineered Products segments as the industries we supply in these segments were the most severely affected by the economic slow down in the first quarter of 2009 as end customer demand declined sharply and customers undertook de-stocking in light of the changes in the economy.  By the first quarter of 2010, inventory de-stocking had ceased and some industry sectors, such as electronics, showed strong recovery.  However, in many of the industrial sectors exposed to macroeconomic cyclicality, such as building and construction, the recovery has been modest and demand still significantly lags the levels seen before the onset of the recession.

Gross Profit for the first quarter of 2010 was $134 million, an increase of $34 million compared with the same quarter last year.  Gross profit as a percentage of sales remained unchanged year-over-year at 22%.  The increase in gross profit was primarily due to $25 million in higher volume, $16 million from lower manufacturing costs, a $5 million decrease in raw material and energy costs, $1 million from favorable foreign currency exchange and $5 million in other cost reductions.  These impacts were partially offset by a $7 million increase in distribution costs, $6 million from lower selling prices and $5 million in accelerated asset retirement obligation expenses.  While raw material and energy costs were lower than a year ago, they have increased from the lows seen in the middle of 2009.

Selling, general and administrative expenses (“SG&A”) of $76 million were $8 million higher than the first quarter of 2009, primarily due to higher selling and legal expenses.

Depreciation and amortization expense from continuing operations of $49 million was $8 million higher than the first quarter of 2009, primarily due to accelerated depreciation related to restructuring activities within our flame retardants business.

Research and development expense (“R&D”) of $9 million was $1 million higher than the first quarter of 2009.

Antitrust costs were negligible for the first quarter of 2010 and $2 million for the first quarter of 2009.  The antitrust costs primarily comprise legal costs associated with antitrust investigations and civil lawsuits.

Changes in estimates related to expected allowable claims amounted to $122 million for the first quarter of 2010.  These charges include adjustments to liabilities subject to compromise (primarily legal and environmental reserves) identified in the claim evaluation and settlement processes.  Potential recoveries from insurance carriers have not been assumed in these estimate changes.

Interest expense of $12 million during the first quarter of 2010 was $8 million lower than the first quarter of 2009.  Lower interest expense from unrecorded contractual interest expense on unsecured debt as a result of the Chapter 11 cases was partially offset by an increase due to borrowings under the Amended and Restated DIP Credit Agreement.

Loss on early extinguishment of debt of $13 million in the first quarter of 2010 related to the write-off of deferred financing costs and the incurrence of fees payable to lenders as a result of refinancing the DIP Credit Facility.

Other expense, net was $2 million in the first quarter of 2010 compared with other income, net of $2 million for the first quarter of 2009.  The increase in expense primarily reflected unfavorable foreign currency exchange impacts and lower interest income, partially offset by lower fees associated with the termination of our accounts receivable financing facilities.

Reorganization items, net in the first quarter of 2010 was $21 million which primarily comprised professional fees directly associated with the Chapter 11 reorganization.  Reorganization items, net in the first quarter of 2009 was $40 million which included the write-off of debt discounts, premiums and debt issuance costs; professional fees directly associated with the reorganization and the write-off of deferred financing expenses related to the termination of the U.S. accounts receivable financing facility.

The income tax provision from continuing operations in the first quarter of 2010 was $5 million, compared with $7 million in the first quarter of 2009.  We provided a full valuation allowance against the tax benefit associated with our U.S. net operating loss.

The net loss from continuing operations attributable to Chemtura for the first quarter of 2010 was $177 million as compared with a net loss of $87 million for the first quarter of 2009.

The loss from discontinued operations, net of tax, for the first quarter of 2010 was $2 million, compared with $7 million (net of $1 million of tax) for the first quarter of 2009.  Discontinued operations relates to the polyvinyl chloride (“PVC”) additives business which was sold on April 30, 2010.

Consumer Performance Products

Net sales for the Consumer Performance Products segment increased by $7 million to $92 million in the first quarter of 2010 compared with $85 million in the same quarter in 2009.  Operating profit increased $2 million in the first quarter of 2010 to $6 million compared with $4 million in the same quarter of 2009.

The $7 million increase in net sales was driven by increased sales volume of $4 million and $4 million in favorable foreign currency translation, partially offset by price decreases of $1 million.  Sales volume benefited from, among other factors, improved weather conditions at the end of the quarter compared to the same period in 2009.  Operating profit increased by $2 million due to a $4 million increase in sales volume and favorable product mix, a $4 million decrease in raw material and energy costs, and $2 million in favorable foreign currency exchange.  These impacts were partially offset by a $2 million increase in distribution costs, $2 million in accelerated depreciation expense, a $2 million increase in manufacturing costs, $1 million in lower selling prices and $1 million in other costs.

Industrial Performance Products

Net sales in the Industrial Performance Products segment increased by $80 million to $286 million in the first quarter of 2010 compared with $206 million in the same quarter in 2009.  Operating profit increased by $20 million in the first quarter of 2010 to $25 million compared with $5 million in the same quarter of 2009.

The $80 million increase in net sales was driven primarily by increased volume of $82 million and $3 million due to favorable foreign currency translation, partially offset by lower selling prices of $5 million.  The increased volume reflects increased customer demand across all business segments due to general economic improvements and inventory replenishments.  Operating profit increased by $20 million due to an $18 million increase in sales volume and favorable product mix, a $10 million decrease in manufacturing costs and a $2 million decrease in accelerated depreciation.  These favorable items were partly offset by $5 million in lower selling prices, a $4 million increase in distribution costs and $1 million in other costs.

AgroSolutions Engineered Products

Net sales for the AgroSolutions Engineered Products segment decreased by $4 million to $65 million for the first quarter of 2010 compared with $69 million in the same quarter in 2009.  The $1 million operating loss in the first quarter of 2010 was unfavorable by $17 million compared with an operating profit of $16 million in the same quarter in 2009.

The decrease in net sales reflected $5 million in lower volume offset by $1 million in favorable foreign currency translation.  Operating profit decreased by $17 million primarily due to $9 million in lower volume and unfavorable product mix, $7 million in higher SG&A and R&D (collectively “SGA&R”) expense and $1 million in higher manufacturing costs.  Demand was affected by lower agricultural commodity prices, the impact of the reduced availability of credit to growers and the impact of a prolonged winter in Europe.  Manufacturing costs have increased primarily due to lower production levels.  Approximately $4 million of the increase in SGA&R expense related to expenses associated with the internal review of customer incentive, commission and promotional payment practices in the European region.

Industrial Engineered Products

Net sales in the Industrial Engineered Products segment increased by $56 million to $160 million for the first quarter of 2010 compared with $104 million in the same quarter in 2009.  The $3 million operating loss reflected an improvement of $8 million compared with an operating loss of $11 million in the first quarter of 2009.

The increase in net sales reflected an increase of $55 million in sales volume and $1 million of favorable foreign currency translation.  Products sold to electronic applications showed the most dramatic year-over-year improvement but some recovery was also evident in building and construction, and consumer durable polymer applications from the low levels of demand in the first quarter of 2009 after the recession had taken hold.

Operating profit increased $8 million primarily due to $12 million in higher volume and favorable product mix, $9 million in lower manufacturing costs, and a $1 million reduction in other costs, partially offset by $9 million in accelerated depreciation and $5 million in asset retirement obligation expense related to restructuring initiatives announced in the first quarter of 2010.

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

Corporate expense was $27 million for the first quarter of 2010, which included $9 million of amortization expense related to intangibles, compared with $31 million for the first quarter of 2009, which included $9 million of amortization expense.

The $4 million decrease in corporate expense was primarily driven by a charge in the first quarter of 2009 to write-off legacy SAP assets and decreases in other costs.

LIQUIDITY AND CAPITAL RESOURCES

Bankruptcy Proceedings

We entered 2009 with significantly constrained liquidity.  The fourth quarter of 2008 saw an unprecedented reduction in orders for our products as the global recession deepened and customers saw or anticipated reductions in demand in the industries they served.  The impact was more pronounced on those business segments that served cyclically exposed industries. As a result, our sales and overall financial performance deteriorated resulting in our non-compliance with the two financial maintenance covenants under the Amended and Restated Credit Agreement, dated as of July 31, 2007 (the “2007 Credit Facility”) as of December 31, 2008.  On December 30, 2008, we obtained a 90-day waiver of compliance with these covenants from the lenders under the 2007 Credit Facility.

Our liquidity was further constrained in the fourth quarter of 2008 by changes in the availability under our accounts receivable financing facilities in the United States and Europe.  The eligibility criteria and reserve requirements under our prior U.S. accounts receivable facility (the “U.S. Facility”) tightened in the fourth quarter of 2008 following a credit rating downgrade, significantly reducing the value of accounts receivable that could be sold under the U.S. Facility compared with the third quarter of 2008.  Additionally, the availability and access to our European accounts receivable financing facility (the “European Facility”) was restricted in late December 2008 due to our financial performance resulting in our inability to sell additional receivables under the European Facility.

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

Having carefully explored and exhausted all possibilities to gain near-term access to liquidity, we determined that debtor-in-possession financing presented the best available alternative for us to meet our immediate and ongoing liquidity needs and preserve the value of the business.  As a result, having obtained the commitment of a $400 million senior secured super-priority debtor-in-possession credit facility agreement (the “DIP Credit Facility”), the Debtors filed for relief under Chapter 11 of Title 11 of the Bankruptcy Code on  the Petition Date in the Bankruptcy Court.  The Chapter 11 cases are being jointly administered by the Bankruptcy Court.  Our non-U.S. subsidiaries and certain U.S. subsidiaries were not included in the filing and are not subject to the requirements of the Bankruptcy Code.  Our U.S. and worldwide operations are expected to continue without interruption during the Chapter 11 reorganization process.

The Debtors own substantially all of our U.S. assets.  The Debtors consist of Chemtura and the following subsidiaries:

· A&M Cleaning Products LLC	· Crompton Colors Incorporated	· Kem Manufacturing Corporation
· Aqua Clear Industries, LLC	· Crompton Holding Corporation	· Laurel Industries Holdings, Inc.
· ASEPSIS, Inc.	· Crompton Monochem, Inc.	· Monochem, Inc.
· ASCK, Inc.	· GLCC Laurel, LLC	· Naugatuck Treatment Company
· BioLab, Inc.	· Great Lakes Chemical Corporation	· Recreational Water Products, Inc.
· BioLab Company Store, LLC	· Great Lakes Chemical Global, Inc.	· Uniroyal Chemical Company Limited
· Biolab Franchise Company, LLC	· GT Seed Treatment, Inc.	· Weber City Road LLC
· BioLab Textile Additives, LLC	· HomeCare Labs, Inc	· WRL of Indiana, Inc.
· CNK Chemical Realty Corporation	· ISCI, Inc.

The principal U.S. assets and business operations of the Debtors are owned by Chemtura, BioLab, Inc. and Great Lakes Chemical Corporation.

On March 18, 2009, Raymond E. Dombrowski, Jr. was appointed Chief Restructuring Officer.  In connection with this appointment, we entered into an agreement with Alvarez & Marsal North America, LLC (“A&M”) to compensate A&M for Mr. Dombrowski’s services as Chief Restructuring Officer on a monthly basis at a rate of $150 thousand per month and incentive compensation in the amount of $3 million payable upon the earlier of (a) the consummation of a Chapter 11 plan of reorganization (“Plan”) or (b) the sale, transfer, or other disposition of all or a substantial portion of our assets or equity.  Mr. Dombrowski is independently compensated pursuant to arrangements with A&M, a financial advisory and consulting firm specializing in corporate restructuring. Mr. Dombrowski will not receive any compensation directly from us and will not participate in any of our employee benefit plans.

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

On March 20, 2009, the Bankruptcy Court approved the Debtors’ “first day” motions.  Specifically, the Bankruptcy Court granted the Debtors, among other things, interim approval to access $190 million of its $400 million DIP Credit Facility, approval to pay outstanding employee wages, health benefits, and certain other employee obligations and authority to continue to honor their current customer policies and programs, in order to ensure the reorganization process will not adversely impact their customers.  On April 29, 2009, the Bankruptcy Court entered a final order providing full access to the $400 million DIP Credit Facility.  The Bankruptcy Court also approved Amendment No. 1 to the DIP Credit Facility which provided for, among other things: (i) an increase in the outstanding amount of inter-company loans the Debtors could make to the our non-debtor foreign subsidiaries from $8 million to $40 million; (ii) a reduction in the required level of borrowing availability under the minimum availability covenant; and (iii) the elimination of the requirement to pay additional interest expense if a specified level of accounts receivable financing was not available to our European subsidiaries.

On July 13, 2009, Chemtura and the parties to the DIP Credit Facility entered into Amendment No. 2 to the DIP Credit Facility subject to approvals by the Bankruptcy Court and our Board of Directors which approvals were obtained on July 14 and July 15, 2009, respectively.  Amendment No. 2 amended the DIP Credit Facility to provide for, among other things, an option by us to extend the maturity of the DIP Credit Facility for two consecutive three month periods subject to the satisfaction of certain conditions.  Prior to Amendment No. 2, the DIP Credit Facility matured on the earlier of 364 days (from the Petition Date), the effective date of a Plan or the date of termination in whole of the Commitments (as defined in the DIP Credit Facility).

As a consequence of the Chapter 11 cases, substantially all pre-petition litigation and claims against the Debtors have been stayed.  Accordingly, no party may take any action to collect pre-petition claims or to pursue litigation arising as a result of pre-petition acts or omissions except pursuant to an order of the Bankruptcy Court.

On August 21, 2009, the Bankruptcy Court established October 30, 2009 as the deadline for the filing of proofs of claim against the Debtors (the “Bar Date”).  Under certain limited circumstances, some creditors may be permitted to file proofs of claim after the Bar Date.  Accordingly, it is possible that not all potential proofs of claim were filed as of the filing of this Quarterly Report.

The Debtors have received approximately 15,400 proofs of claim covering a broad array of areas.  Approximately 8,000 proofs of claim have been asserted in “unliquidated” amounts or contain an unliquidated component that are treated as being asserted in “unliquidated” amounts.  Excluding proofs of claim in “unliquidated” amounts, the aggregate amount of proofs of claim filed totaled approximately $23.6 billion.  See Note 20 - Legal Proceedings and Contingencies for a discussion of the types of proofs of claim filed against the Debtors.

We are in the process of evaluating the amounts asserted in and the factual and legal basis of the proofs of claim filed against the Debtors.  Based upon our initial review and evaluation, which is continuing, a significant number of proofs of claim are duplicative and/or legally or factually without merit.  As to those claims, we have filed and intends to file objections with the Bankruptcy Court.  However, there can be no assurance that these claims will not be allowed in full.

Further, while the Debtors believe they have insurance to cover certain asserted claims, there can be no assurance that material uninsured obligations will not be allowed as claims in the Chapter 11 cases.  Because of the substantial number of asserted contested claims, as to which review and analysis is ongoing, there is no assurance as to the ultimate value of claims that will be allowed in the Chapter 11 cases, nor is there any assurance as to the ultimate recoveries for the Debtors’ stakeholders, including the Debtors’ bondholders and our shareholders.  The differences between amounts recorded by the Debtors and proofs of claim filed by the creditors will continue to be investigated and resolved through the claims reconciliation process.

We have recognized certain charges related to expected allowed claims.  As we complete the process of evaluating and resolving the proofs of claim, appropriate adjustments to our Consolidated Financial Statements will be made.  Adjustments may also result from actions of the Bankruptcy Court, settlement negotiations, rejection of executory contracts and real property leases, determination as to the value of any collateral securing claims and other events.  Any such adjustments could be material to our results of operations and financial condition in any given period.  For additional information on liabilities subject to compromise, see Note 4 - Liabilities Subject to Compromise and Reorganization Items, Net.

As provided by the Bankruptcy Code, the Debtors have the exclusive right to file and solicit acceptance of a Plan for 120 days after the Petition Date with the possibility of extensions thereafter.  On February 23, 2010, the Bankruptcy Court granted our application for extensions of the period during which it has the exclusive right to file a Plan from February 11, 2010 to June 11, 2010.  The Bankruptcy Court had previously granted our application for an extension of the exclusivity period on July 28, 2009 and October 27, 2009.  There can be no assurance that a Plan will be filed by the Debtors or confirmed by the Bankruptcy Court, or that any such Plan will be consummated.  After a Plan has been filed with the Bankruptcy Court, the Plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to all creditors and other parties entitled to vote to accept or reject the Plan.  Following the solicitation period, the Bankruptcy Court will consider whether to confirm the Plan.  In order to confirm a Plan, the Bankruptcy Court must make certain findings as required by the Bankruptcy Code.  The Bankruptcy Court may confirm a Plan notwithstanding the non-acceptance of the Plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met.

On January 15, 2010, we entered into Amendment No. 3 of the DIP Credit Facility that provided for, among other things, the consent of our DIP lenders to the sale of the PVC additives business.

On February 9, 2010, the Court gave interim approval of an Amended and Restated Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (the “Amended and Restated DIP Credit Agreement”) by and among the Debtors, Citibank N.A. and the other lenders party thereto.  The Amended and Restated DIP Credit Agreement provides for a first priority and priming secured revolving and term loan credit commitment of up to an aggregate of $450 million.  The proceeds of the loans and other financial accommodations incurred under the Amended and Restated DIP Credit Agreement were used to, among other things, refinance the obligations outstanding under the DIP Credit Facility and provide working capital for general corporate purposes.  The Amended and Restated DIP Credit Agreement provided a substantial reduction in our financing costs through reductions in interest spreads and the avoidance of the extension fees that would have been payable under the DIP Credit Facility in February and May 2010.  The Amended and Restated DIP Credit Agreement closed on February 12, 2010 with the drawing of the $300 million term loan.  On February 18, 2010, the Bankruptcy Court entered a final order providing full access to the Amended and Restated DIP Credit Agreement.  The Amended and Restated DIP Credit Agreement matures on the earlier of 364 days after the closing, the effective date of a Plan or the date of termination in whole of the Commitments (as defined in the Amended and Restated DIP Credit Agreement).

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

Continuation of our operations as a going concern is contingent upon, among other things, our ability and/or Debtors’ ability (i) to comply with the terms and conditions of the Amended and Restated DIP Credit Agreement; (ii) to obtain confirmation of a Plan under the Bankruptcy Code; (iii) to return to profitability; (iv) to generate sufficient cash flow from operations; and (v) to obtain financing sources to meet our future obligations.  These matters raise substantial doubt about our ability to continue as a going concern.  The Consolidated Financial Statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.  Additionally, a Plan could materially change amounts reported in the Consolidated Financial Statements, which do not give effect to all adjustments of the carrying value of assets and liabilities that may be necessary as a consequence of completing a reorganization under Chapter 11 of the Bankruptcy Code.

In addition, as part of our emergence from bankruptcy protection, we may be required to adopt fresh start accounting in a future period.  If fresh start accounting is applicable, our assets and liabilities will be recorded at fair value as of the fresh start reporting date.  The fair value of our assets and liabilities as of such fresh start reporting date may differ materially from the recorded values of assets and liabilities on our Consolidated Balance Sheets.  Further, if fresh start accounting is required, our financial results after the application of fresh start accounting may not be comparable to historical trends.

Cash Flows from Operating Activities

Net cash used in operating activities was $109 million for the quarter ended March 31, 2010 compared to net cash used in operating activities of $77 million in the comparable period for 2009.  Changes in key working capital accounts are summarized below:

Favorable (unfavorable)	Quarter ended	Quarter ended
(In millions)	March 31, 2010	March 31, 2009
Accounts receivable	$(97)	$30
Impact of accounts receivable facilities	-	(93)
Inventories	(29)	59
Accounts payable	32	(40)
Pension and post-retirement health care liabilities	(7)	(4)
Liabilities subject to compromise	(1)	-

During the first quarter of 2010, accounts receivable increased by $97 million, primarily due to increased sales in the quarter.  Proceeds from the sale of accounts receivables under our accounts receivable financing facilities decreased by $93 million in the first quarter of 2009.  The decrease was due to the termination of the 2009 U.S. Facility which was a condition of the establishment of the DIP Credit Facility and the restricted availability and access to the European Facility leading to its termination in the second quarter of 2009.  With available liquidity in the first quarter of 2010 unlike the first quarter of 2009, we were able to resume our historic practice of building inventory ahead of the higher seasonal demand for some of our products in the summer and, as such, inventory increased $29 million during the first quarter of 2010.  Inventory decreased $59 million in the first quarter of 2009 due to lower raw material and energy costs as well as the execution of inventory reduction initiatives.  Accounts payable increased by $32 million in the first quarter of 2010 due to the timing of purchases and vendor payments.  Accounts payable decreased by $40 million in the first quarter of 2009 due to inventory reduction initiatives, lower demand and the pre-filing restrictions on trade credit.  Pension and post-retirement health care liabilities decreased due to the funding of benefit payments.  Liabilities subject to compromise were affected by payments of $1 million against pre-petition liabilities that were approved by certain orders of the Bankruptcy Court.

Net cash used in operating activities in the first quarter of 2010 was also affected by various charges and changes in pre-existing reserves.  A summary of these items and the net impact on cash flows provided by (used in) operating activities is as follows:

	Net Change per		2010
	Consolidated Cash	2010	Cash
(In millions)	Flows Statement	Expense (benefit)	Payments
Interest payable	$4	$12	$(8)
Income taxes payable	3	5	(2)
Facility closure, severance and related costs	1	2	(1)
Environmental liabilities	9	10	(1)
Management incentive plans	(9)	3	(12)

Net cash used in operating activities in the first quarter of 2010 also reflected the impact of certain non-cash charges, including $122 million for changes in estimates related to expected allowable claims, $49 million of depreciation and amortization expense, $13 million for a loss on early extinguishment of debt and $2 million of reorganization items, net.

Cash Flows from Investing and Financing Activities

Net cash used in investing activities was $14 million for the first quarter of 2010 as compared with $10 million in the comparable period for 2009.  Investing activities were primarily related to capital expenditures for U.S. and foreign facilities and environmental and other compliance requirements.

Net cash provided by financing activities was $48 million for the first quarter of 2010, which included proceeds from the Amended and Restated  DIP Credit Agreement of $299 million, proceeds from the 2007 Credit Facility of $15 million as a result of the drawing of certain letters of credit issued under the facility, partially offset by the extinguishment of the DIP Credit Agreement of $250 million, payments for fees associated with the refinancing of the Amended and Restated DIP Agreement of $16 million.

Other Sources and Uses of Cash

We expect to finance our continuing operations and capital spending requirements for 2010 with cash flows provided by operating activities, available cash and cash equivalents, borrowings under the Amended and Restated DIP Credit Agreement and other sources.  As of March 31, 2010, the Debtors had approximately $108 million of undrawn availability under the Amended and Restated DIP Credit Agreement.  Cash and cash equivalents as of March 31, 2010 were $159 million.

Included in cash and cash equivalents in our Consolidated Balance Sheets at both March 31, 2010 and December 31, 2009 is $1 million of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.  There are no additional legal restrictions on these cash balances other than those imposed under the Bankruptcy Code.

Contractual Obligations

At March 31, 2010, borrowings under the Amended and Restated DIP Credit Agreement were $299 million (net of an original issue discount of $1 million).

During the first quarter of 2010, we made aggregate contributions of $8 million to our U.S. and international pension and post-retirement benefit plans.  Our funding assumptions for the U.S. pension plans assume no significant change with regard to demographics, legislation, plan provisions, or actuarial assumptions or methods to determine the estimated funding requirements.

We had net liabilities related to unrecognized tax benefits of $75 million at March 31, 2010 and $76 million at December 31, 2009.  At March 31, 2010, we anticipate that these liabilities may decrease by less than $1 million within the next 12 months.

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

The DIP Credit Facility was comprised of the following:  (i) a $250 million non-amortizing term loans; (ii) a $64 million revolving credit facility; and (iii) an $86 million revolving credit facility representing the “roll-up” of certain outstanding secured amounts owed to lenders under the prior 2007 Credit Facility who have commitments under the DIP Credit Facility.  In addition, a subfacility for letters of credit (“Letters of Credit”) in an aggregate amount of $50 million is available under the unused commitments of the revolving credit facilities.

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

On February 9, 2010, the Bankruptcy Court gave interim approval of the Amended and Restated DIP Credit Agreement by and among the Debtors, Citibank N.A. and the other lenders party thereto.  The Amended and Restated DIP Credit Agreement provides for a first priority and priming secured revolving and term loan credit commitment of up to an aggregate of $450 million comprising a $300 million term loan and a $150 million revolving credit facility.  The Amended and Restated DIP Credit Agreement matures on the earlier of 364 days after the closing, the effective date of a Plan or the date of termination in whole of the Commitments (as defined in the Amended and Restated DIP Credit Agreement).  The proceeds of the term loan under the Amended and Restated DIP Credit Agreement were used to, among other things, refinance the obligations outstanding under the DIP Credit Facility and provide working capital for general corporate purposes.  The Amended and Restated DIP Credit Agreement provided a substantial reduction in our costs through reductions in interest spread and avoidance of the extension fees that would have been payable under the DIP Credit Facility in February and May 2010.  The Amended and Restated DIP Credit Agreement closed on February 12, 2010 with the drawings of the $300 million term loan.  On February 18, 2010, the Bankruptcy Court entered a final order providing full access to the Amended and Restated DIP Credit Agreement.

The Amended and Restated DIP Credit Agreement resulted in a substantial modification for certain lenders within the loan syndicate given the reduction in their commitments as compared to the DIP Credit Facility.  Accordingly, we recognized a $13 million charge for the early extinguishment of debt resulting from the write-off of deferred financing costs and the incurrence of fees payable to lenders under the DIP Credit Facility.  We also incurred $5 million of debt issuance costs related to the Amended and Restated DIP Credit Agreement.

The Amended and Restated DIP Credit Agreement is secured by a super-priority lien on substantially all of our U.S. assets, including (i) cash (ii) accounts receivable; (iii) inventory; (iv) machinery, plant and equipment; (v) intellectual property; (vi) pledges of the equity of first tier subsidiaries; and (vii) pledges of debt and other instruments.  Availability of credit is equal to (i) the lesser of (a) the Borrowing Base (as defined below) and (b) the effective commitments under the Amended and Restated DIP Credit Agreement minus (ii) the aggregate amount of the DIP Loans and any undrawn or unreimbursed Letters of Credit.  The Borrowing Base is the sum of (i) 80% of the Debtors’ eligible accounts receivable, plus (ii) the lesser of (a) 85% of the net orderly liquidation value percentage (as defined in the Amended and Restated DIP Credit Agreement) of the Debtors’ eligible inventory and (b) 75% of the cost of the Debtors’ eligible inventory, plus (iii) $275 million, less certain reserves determined in the discretion of the Administrative Agent to preserve and protect the value of the collateral.  As of March 31, 2010, extensions of credit outstanding under the Amended and Restated DIP Credit Agreement consisted of the $299 million term loan (net of an original issue discount of $1 million) and Letters of Credit of $22 million.

Borrowings under the DIP Credit Facility term loans and the $64 million revolving credit facility bore interest at a rate per annum equal to, at our election, (i) 6.5% plus the Base Rate (defined as the higher of (a) 4%; (b) Citibank N.A.’s published rate; or (c) the Federal Funds rate plus 0.5%) or (ii) 7.5% plus the Eurodollar Rate (defined as the higher of (a) 3% or (b) the current LIBOR rate adjusted for reserve requirements).  Borrowings under the $86 million revolving facility bore interest at a rate per annum equal to, at our election, (i) 2.5% plus the Base Rate or (ii) 3.5% plus the Eurodollar Rate.  Additionally, we were obligated to pay an unused commitment fee of 1.5% per annum on the average daily unused portion of the revolving credit facilities and a letter of credit fee on the average daily balance of the maximum daily amount available to be drawn under Letters of Credit equal to the applicable margin above the Eurodollar Rate applicable for borrowings under the applicable revolving credit facility.  Certain fees were payable to the lenders upon the reduction or termination of the commitment and upon the substantial consummation of a Plan as described more fully in the DIP Credit Facility including an exit fee payable to the Lenders of 2% of “roll-up” commitments and 3% of all other commitments.  These fees which amounted to $11 million were paid upon the funding of the term loan under the Amended and Restated DIP Credit Agreement.

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

Our obligations as borrower under the Amended and Restated DIP Credit Agreement are guaranteed by our U.S. subsidiaries who are Debtors in the Chapter 11 cases, which own substantially all of our U.S. assets.  The obligations must also be guaranteed by each of our subsidiaries that become party to the Chapter 11 cases, subject to specified exceptions.

As under the DIP Credit Facility, all amounts owing by us and the guarantors under the Amended and Restated DIP Credit Agreement and certain hedging arrangements and cash management services are secured, subject to a carve-out as set forth in the Amended and Restated DIP Credit Agreement (the “Carve-Out”), for professional fees and expenses (as well as other fees and expenses customarily subject to such Carve-Out), by (i) a first priority perfected pledge of (a) all notes owned by us and the guarantors and (b) all capital stock owned by us and the guarantors (subject to certain exceptions relating to their respective foreign subsidiaries) and (ii) a first priority perfected security interest in all other assets owned by us and the guarantors, in each case, junior only to liens as set forth in the Amended and Restated DIP Credit Agreement and the Carve-Out.

The Amended and Restated DIP Credit Agreement requires us to meet certain financial covenants including the following: (a) minimum cumulative monthly earnings before interest, taxes, and depreciation (“EBITDA”), after certain adjustments, on a consolidated basis; (b) a maximum variance of the weekly cumulative cash flows of the Debtors, compared to an agreed upon forecast; (c) minimum borrowing availability of $20 million; and (d) maximum quarterly capital expenditures.  In addition, the Amended and Restated DIP Credit Agreement, as did the DIP Credit Facility, contains covenants which, among other things, limit the incurrence of additional debt, operating leases, issuance of capital stock, issuance of guarantees, liens, investments, disposition of assets, dividends, certain payments, mergers, change of business, transactions with affiliates, prepayments of debt, repurchases of stock and redemptions of certain other indebtedness and other matters customarily restricted in such agreements.  As of March 31, 2010, we were in compliance with the covenant requirements of the Amended and Restated DIP Credit Agreement.

The Amended and Restated DIP Credit Agreement contains events of default, including, among others, payment defaults and breaches of representations and warranties (such as non-compliance with covenants and the existence of a material adverse effect (as defined in the agreement)).

We have standby letters of credit and guarantees with various financial institutions the majority of which were issued under the 2007 Credit Facility.  Any additional drawings of letter of credits issued under the 2007 Credit Facility will be classified as liabilities subject to compromise in the Consolidated Balance Sheet.  At March 31, 2010, we had $35 million of outstanding letters of credit and guarantees primarily related to liabilities for environmental remediation, insurance obligations and European value added tax obligations of which $2 million were issued under the 2007 Credit Facility and are pre-petition liabilities and $22 million were issued under the Amended and Restated DIP Credit Agreement letter of credit sub-facility.  We also had $15 million of third party guarantees at March 31, 2010 for which we have reserved for $2 million at March 31, 2010, which represents the probability weighted fair value of these guarantees.

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts and disclosures reported in the Consolidated Financial Statements and accompanying notes.  Our estimates are based on historical experience and currently available information.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies footnote in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2009 describe the critical accounting estimates and accounting policies used in preparation of the Consolidated Financial Statements.  Actual results in these areas could differ from management’s estimates.  There have been no significant changes in our critical accounting estimates during the three month period ended March 31, 2010, with the exception of the liabilities subject to compromise in the Chapter 11 cases.

Liabilities Subject to Compromise

Our Consolidated Financial Statements include, as liabilities subject to compromise, certain pre-petition liabilities generally subject to an automatic bankruptcy stay that were recorded in our Consolidated Balance Sheets at the time of our Chapter 11 filings with the exception of those items approved by the Bankruptcy Court to be settled.  In addition, we also reflected as liabilities subject to compromise estimates of expected allowed claims relating to liabilities for rejected and repudiated executory contracts and real property leases, environmental, litigation, accounts payable and accrued liabilities, debt and other liabilities.  These expected allowed claims require us to estimate the likely claim amount that will be allowed by the Bankruptcy Court prior to the Bankruptcy Court’s ruling on the individual claims.  These estimates are based on reviews of claimants’ supporting material, obligations to mitigate such claims, and assessments by us and third-party advisors.  We expect that our estimates, although based on the best available information, will change due to actions of the Bankruptcy Court, better information becoming available, negotiations, rejection or repudiation of executory contracts and real property leases, and the determination as to the value of any collateral securing claims, proofs of claim or other events.  See Note 20 – Legal Proceedings and Contingencies in the Notes to the Consolidated Financial Statements for further discussion of our Chapter 11 claims assessment.  See Note 15 – Pension and Other Post-Retirement Benefit Plans in the Notes to the Consolidated Financial Statements for further discussion on changes in our post-retirement health care plans.

Carrying Value of Goodwill and Long-Lived Assets

We have elected to perform our annual goodwill impairment procedures for all of our reporting units in accordance with ASC Subtopic 350-20, Intangibles – Goodwill and Other - Goodwill (“ASC 350-20”) as of July 31, or sooner, if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value.

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

During the quarter ended March 31, 2009, there was continued weakness in the global financial markets, resulting in additional decreases in the valuation of public companies and restricted availability of capital.  Additionally, our stock price continued to decrease due to the constrained liquidity, deteriorating financial performance and the Debtors filing of a petition for relief under Chapter 11 of the United States Bankruptcy Code.  These events were of sufficient magnitude for us to conclude it was appropriate to perform a goodwill impairment review as of March 31, 2009.  We used our own estimates of the effects of the macroeconomic changes on the markets we serve to develop an updated view of our projections.  Those updated projections have been used to compute updated estimated fair values of its reporting units.  Based on these estimated fair values used to test goodwill for impairment in accordance with ASC 350-20, we concluded that no impairment existed in any of our reporting units at March 31, 2009.

For the quarter ended March 31, 2010, our consolidated performance was in line with expectations while the performance of our AgroSolutions Engineered Products reporting unit was below expectations.  However, the longer-term forecasts for this reporting unit are still sufficient to support its level of goodwill.  As such, we concluded that no circumstances exist that would more likely than not reduce the fair value of any of our reporting units below their carrying amount and an interim impairment test was not considered necessary as of March 31, 2010.  However, if the operating profit for each year within the longer-term forecasts was assumed to be 28% lower, the carrying value of the AgroSolutions Engineered Products reporting unit would exceed the estimated fair value by approximately $3 million and the Company would then determine whether recognition of a goodwill impairment charge would be required.

We evaluate the recoverability of the carrying value of our long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  We realize that events and changes in circumstances can be more frequent in the course of a U.S. bankruptcy process.  Under such circumstances, we assess whether the projected undiscounted cash flows of our businesses are sufficient to recover the existing unamortized carrying value of our long-lived assets.  If the undiscounted projected cash flows are not sufficient, we calculate the impairment amount by several methodologies, including discounting the projected cash flows using our weighted average cost of capital and valuation estimates from third parties.  The amount of the impairment is written-off against earnings in the period in which the impairment has been determined in accordance with ASC Section 360-10-35, Property, Plant, and Equipment – Subsequent Measurement (“ASC 360-10-35”).

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

Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

•	The ability to complete a restructuring of our balance sheet;
•	The ability to have the Bankruptcy Court approve motions required to sustain operations during the Chapter 11 cases;
•	The uncertainties of the Chapter 11 restructuring process including the potential adverse impact on our operations, management, employees and the response of our customers;
•	Our estimates of the cost to settle proofs of claim presented in the Chapter 11 cases;
•	The ability to develop, confirm and consummate a Chapter 11 Plan;
•	The ability to be compliant with our debt covenants or obtain necessary waivers and amendments;
•	The ability to reduce our indebtedness levels;
•	General economic conditions;
•	Significant international operations and interests;
•	The ability to obtain increases in selling prices to offset increases in raw material and energy costs;
•	The ability to retain sales volumes in the event of increasing selling prices;
•	The ability to absorb fixed cost overhead in the event of lower volumes;
•	Pension and other post-retirement benefit plan assumptions;
•	The ability to improve profitability in our Industrial Engineered Products segment as the general economy recovers from the recession;
•	The ability to implement the El Dorado, Arkansas restructuring program;
•	The ability to obtain growth from demand for petroleum additive, lubricant and agricultural product applications;
•
The ability to restore profitability in our AgroSolutions Engineered Products segment as demand conditions recover in the agrochemical market.  Additionally, the AgroSolutions Engineered Products segment is dependent on disease and pest conditions, as well as local, regional, regulatory and economic conditions;

•	The ability to sell methyl bromide due to regulatory restrictions;
•	Changes in weather conditions which could adversely affect the seasonal selling cycles in both our Consumer Performance Products and AgroSolutions Engineered Products segments;
•	Changes in the availability and/or quality of our energy and raw materials;
•	The ability to collect our outstanding receivables;
•	Changes in interest rates and foreign currency exchange rates;
•	Changes in technology, market demand and customer requirements;
•	The enactment of more stringent U.S. and international environmental laws and regulations;
•	The ability to realize expected cost savings under our restructuring plans, Six Sigma and Lean manufacturing initiatives;
•	The ability to recover our deferred tax assets;
•	The ability to support the goodwill and long-lived assets related to our businesses; and
•	Other risks and uncertainties detailed in Item 1A. Risk Factors in our filings with the Securities and Exchange Commission.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

This Item should be read in conjunction with Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and Note 18, “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K, as amended.  Also refer to Note 16, “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements (unaudited) included in this Form 10-Q.

The fair market value of long-term debt is subject to interest rate risk.  Our total debt amounted to $1,492 million at March 31, 2010.  The fair market value of such debt as of March 31, 2010 was $1,634 million, which has been determined primarily based on quoted market prices.

There have been no other significant changes in market risk during the quarter ended March 31, 2010.

ITEM 4.  Controls and Procedures

(a)	Disclosure Controls and Procedures

As of March 31, 2010, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

See Note 20 – Legal Proceedings and Contingencies in the Notes to Consolidated Financial Statements for a description of our legal proceedings.

ITEM 1A.     Risk Factors

Our risk factors are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as amended.  Investors are encouraged to review those risk factors in detail before making any investment in our securities.  There have been no significant changes in our risk factors during the quarter ended March 31, 2010.

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

CHEMTURA CORPORATION (Registrant)

Date: May 7, 2010	/s/ Kevin V. Mahoney
Name: Kevin V. Mahoney Title: Senior Vice President and Corporate Controller (Principal Accounting Officer)

Date: May 7, 2010	/s/ Billie S. Flaherty
Name: Billie S. Flaherty Title: Senior Vice President, General Counsel and Secretary