Form 10-Q
period 2010-06-30
Chemtura CORP
filed 2010-08-06
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐	Yes	☒	No

The number of shares of common stock outstanding as of the latest practicable date is as follows:
Class	Number of shares outstanding at June 30, 2010
Common Stock - $.01 par value	242,935,715

CHEMTURA CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
FORM 10-Q
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2010

PART I.   FINANCIAL INFORMATION
ITEM 1.    Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
Consolidated Statements of Operations (Unaudited)
Quarters and Six months ended June 30, 2010 and 2009
(In millions, except per share data)

	Quarters ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net sales	$767	$629	$1,370	$1,093

Cost of goods sold	568	475	1,037	839
Selling, general and administrative	71	71	147	139
Depreciation and amortization	45	40	94	81
Research and development	11	8	20	16
Facility closures, severance and related costs	1	-	3	3
Antitrust costs	-	8	-	10
Impairment of long-lived assets	-	37	-	37
Changes in estimates related to expected allowable claims	(49)	-	73	-
Equity income	(2)	-	(2)	-

Operating profit (loss)	122	(10)	(2)	(32)
Interest expense (a)	(117)	(15)	(129)	(35)
Loss on early extinguishment of debt	-	-	(13)	-
Other expense, net	(8)	(21)	(10)	(19)
Reorganization items, net	(26)	(6)	(47)	(46)

Loss from continuing operations before income taxes	(29)	(52)	(201)	(132)
Income tax provision	(11)	(3)	(16)	(10)

Loss from continuing operations	(40)	(55)	(217)	(142)
Earnings (loss) from discontinued operations, net of tax	1	(62)	(1)	(69)
Loss on sale of discontinued operations, net of tax	(9)	-	(9)	-

Net loss	(48)	(117)	(227)	(211)

Less: net earnings attributable to non-controlling interests	(1)	(1)	(1)	(1)

Net loss attributable to Chemtura Corporation	$(49)	$(118)	(228)	(212)

Basic and diluted per share information - attributable to Chemtura Corporation:
Loss from continuing operations, net of tax	$(0.16)	$(0.23)	$(0.90)	$(0.59)
Loss from discontinued operations, net of tax	-	(0.26)	-	(0.28)
Loss on sale of discontinued operations, net of tax	(0.04)	-	(0.04)	-
Net loss attributable to Chemtura Corporation	$(0.20)	$(0.49)	$(0.94)	$(0.87)

Weighted average shares outstanding - Basic and Diluted	242.9	242.9	242.9	242.9

Amounts attribuable to Chemtura Corporation common shareholders:
Loss from continuing operations, net of tax	$(41)	$(56)	$(218)	$(143)
Earnings (loss) from discontinued operations, net of tax	1	(62)	(1)	(69)
Loss on sale of discontinued operations, net of tax	(9)	-	(9)	-
Net loss attributable to Chemtura Corporation	$(49)	$(118)	$(228)	$(212)

(a) During the quarter ended June 30, 2010, $108 million of contractual interest expense was recorded relating to interest obligations for the period from March 18, 2009 through June 30, 2010 that are now probable to be paid based on the proposed plan filed during the second quater of 2010.  Included in this amount is contractual interest expense of $20 million for the quarter ended June 30, 2009 and $23 million for the six months ended June 30, 2009.

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
Consolidated Balance Sheets
June 30, 2010 (Unaudited) and December 31, 2009
(In millions, except per share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$184	$236
Accounts receivable	560	442
Inventories	496	489
Other current assets	258	227
Assets of discontinued operations	-	85
Total current assets	1,498	1,479

NON-CURRENT ASSETS
Property, plant and equipment	681	750
Goodwill	227	235
Intangible assets, net	435	474
Other assets	176	180

	$3,017	$3,118

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Short-term borrowings	$302	$252
Accounts payable	157	126
Accrued expenses	187	178
Income taxes payable	15	5
Liabilities of discontinued operations	-	37
Total current liabilities	661	598

NON-CURRENT LIABILITIES
Long-term debt	2	3
Pension and post-retirement health care liabilities	134	151
Other liabilities	180	197
Total liabilities not subject to compromise	977	949

LIABILITIES SUBJECT TO COMPROMISE	2,151	1,997

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock - $0.01 par value
Authorized - 500.0 shares
Issued - 254.4 shares	3	3
Additional paid-in capital	3,039	3,039
Accumulated deficit	(2,710)	(2,482)
Accumulated other comprehensive loss	(287)	(234)
Treasury stock at cost - 11.5 shares	(167)	(167)
Total Chemtura Corporation stockholders' (deficit) equity	(122)	159

Non-controlling interest	11	13
Total stockholders' (deficit) equity	(111)	172

	$3,017	$3,118

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 30, 2010 and 2009
(In millions)

	Six months ended June 30,
	2010	2009
Increase (decrease) in cash

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Chemtura Corporation	$(228)	$(212)
Adjustments to reconcile net loss attributable to Chemtura
Corporation to net cash used in operating activities:
Loss on sale of discontinued operations	9	-
Impairment of long-lived assets	-	97
Loss on early extinguishment of debt	13	-
Depreciation and amortization	94	87
Stock-based compensation expense	-	2
Reorganization items, net	2	23
Changes in estimates related to expected allowable claims	73	-
Contractual post-petition interest expense	108	-
Equity income	(2)	-
Changes in assets and liabilities, net of assets acquired
and liabilities assumed:
Accounts receivable	(165)	(33)
Impact of accounts receivable facilities	-	(103)
Inventories	(23)	104
Accounts payable	34	19
Pension and post-retirement health care liabilities	(6)	(5)
Liabilities subject to compromise	(2)	(27)
Other	14	(7)
Net cash used in operating activities	(79)	(55)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	21	3
Payments for acquisitions, net of cash acquired	-	(5)
Capital expenditures	(38)	(16)
Net cash used in investing activities	(17)	(18)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Amended DIP Credit Facility	299	-
(Payments on) proceeds from DIP Credit Facility	(250)	250
Proceeds from (payments on) 2007 Credit Facility, net	17	(65)
Payments on long term borrowings	-	(9)
Payments on short term borrowings, net	-	(1)
Payments for debt issuance and refinancing costs	(16)	(28)
Net cash provided by financing activities	50	147

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(6)	2
Change in cash and cash equivalents	(52)	76
Cash and cash equivalents at beginning of period	236	68
Cash and cash equivalents at end of period	$184	$144

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1) NATURE OF OPERATIONS AND BANKRUPTCY PROCEEDINGS

Nature of Operations

Chemtura Corporation, together with its consolidated subsidiaries (the “Company” or “Chemtura”), is dedicated to delivering innovative, application-focused specialty chemical and consumer product offerings.  Chemtura’s principal executive offices are located in Philadelphia, Pennsylvania and Middlebury, Connecticut.  Chemtura operates in a wide variety of end-use industries, including automotive, transportation, construction, packaging, agriculture, lubricants, plastics for durable and non-durable goods, electronics, and pool and spa chemicals.

Chemtura is the successor to Crompton & Knowles Corporation (“Crompton & Knowles”), which was incorporated in Massachusetts in 1900 and engaged in the manufacture and sale of specialty chemicals beginning in 1954.  Crompton & Knowles traces its roots to the Crompton Loom Works incorporated in the 1840s.  Chemtura expanded its specialty chemical business through acquisitions in the United States and Europe, including the 1996 acquisition of Uniroyal Chemical Company, Inc. (“Uniroyal”), the 1999 merger with Witco Corporation (“Witco”) and the 2005 acquisition of Great Lakes Chemical Corporation.

Liquidity and Bankruptcy Proceedings

The Company entered 2009 with significantly constrained liquidity.  The fourth quarter of 2008 saw an unprecedented reduction in orders for the Company’s products as the global recession deepened and customers saw or anticipated reductions in demand in the industries they served.  The impact was more pronounced on those business segments that served cyclically exposed industries.  As a result, the Company’s sales and overall financial performance deteriorated resulting in the Company’s non-compliance as of December 31, 2008 with the two financial maintenance covenants under its Amended and Restated Credit Agreement, dated as of July 31, 2007 (the “2007 Credit Facility”).  On December 30, 2008, the Company obtained a 90-day waiver of compliance with these covenants from the lenders under the 2007 Credit Facility.

The Company’s liquidity was further constrained in the fourth quarter of 2008 by changes in the availability under its accounts receivable financing facilities in the United States and Europe.  The eligibility criteria and reserve requirements under the Company’s prior U.S. accounts receivable facility (the “U.S. Facility”) tightened in the fourth quarter of 2008 following a credit rating downgrade, significantly reducing the value of accounts receivable that could be sold under the U.S. Facility compared with the third quarter of 2008.  Additionally, the availability and access to the Company’s European accounts receivable financing facility (the “European Facility”) was restricted in late December 2008 due to the Company’s financial performance, which resulted in the Company’s inability to sell additional receivables under the European Facility.

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

January 2009 saw no improvement in customer demand from the depressed levels in December 2008 and some business segments experienced further deterioration.  Although February and March of 2009 saw incremental improvement in net sales compared to January 2009, overall business conditions remained difficult as sales declined by 42% in the first quarter of 2009 compared to the first quarter of 2008.  As awareness grew of the Company’s constrained liquidity and deteriorating financial performance, suppliers began restricting trade credit and, as a result, liquidity dwindled further.  Despite moderate cash generation through inventory reductions and restrictions on discretionary expenditures, the Company’s trade credit continued to tighten, resulting in unprecedented restrictions on its ability to procure raw materials.

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

On April 29, 2009, Raymond E. Dombrowski, Jr. was appointed Chief Restructuring Officer.  In connection with this appointment, the Company entered into an agreement with Alvarez & Marsal North America, LLC (“A&M”) to compensate A&M for Mr. Dombrowski’s services as Chief Restructuring Officer on a monthly basis at a rate of $150 thousand per month and incentive compensation in the amount of $3 million payable upon the earlier of (a) the consummation of a Chapter 11 plan of reorganization or (b) the sale, transfer, or other disposition of all or a substantial portion of the assets or equity of the Company.  Mr. Dombrowski is independently compensated pursuant to arrangements with A&M, a financial advisory and consulting firm specializing in corporate restructuring.  Mr. Dombrowski will not receive any compensation directly from the Company and will not participate in any of the Company’s employee benefit plans.

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

On March 20, 2009, the Bankruptcy Court approved the Debtors’ “first day” motions.  Specifically, the Bankruptcy Court granted the Debtors, among other things, interim approval to access $190 million of its $400 million DIP Credit Facility, approval to pay outstanding employee wages, health benefits, and certain other employee obligations and authority to continue to honor their current customer policies and programs, in order to ensure the reorganization process will not adversely impact their customers.  On April 29, 2009, the Bankruptcy Court entered a final order providing full access to the $400 million DIP Credit Facility.  The Bankruptcy Court also approved Amendment No. 1 to the DIP Credit Facility, which provided for, among other things: (i) an increase in the outstanding amount of inter-company loans the Debtors could make to the non-debtor foreign subsidiaries of the Company from $8 million to $40 million; (ii) a reduction in the required level of borrowing availability under the minimum availability covenant; and (iii) the elimination of the requirement to pay additional interest expense if a specified level of accounts receivable financing was not available to the Company’s European subsidiaries.

On July 13, 2009, the Company and the parties to the DIP Credit Facility entered into Amendment No. 2 to the DIP Credit Facility subject to approvals by the Bankruptcy Court and the Company’s Board of Directors which approvals were obtained on July 14 and July 15, 2009, respectively.  Amendment No. 2 amended the DIP Credit Facility to provide for, among other things, an option by the Company to extend the maturity of the DIP Credit Facility for two consecutive three month periods subject to the satisfaction of certain conditions.  Prior to Amendment No. 2, the DIP Credit Facility matured on the earliest of 364 days (from the Petition Date), the effective date of a Plan or the date of termination in whole of the Commitments (as defined in the DIP Credit Facility).

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

The Debtors have received approximately 15,400 proofs of claim covering a broad array of areas.  Approximately 8,000 proofs of claim have been asserted in “unliquidated” amounts or contain an unliquidated component that are treated as being asserted in “unliquidated” amounts.  Excluding proofs of claim in “unliquidated” amounts, the aggregate amount of proofs of claim filed totaled approximately $23.7 billion.  See Note 21 - Legal Proceedings and Contingencies for a discussion of the proofs of claim filed against the Debtors.

The Company is in the process of completing its evaluation of the amounts asserted in and the factual and legal basis of the proofs of claim filed against the Debtors.  Based upon the Company’s review and evaluation through July 9, 2010, which review is continuing, a significant number of proofs of claim are duplicative and/or legally or factually without merit.  As to those claims, the Company has filed or intends to file objections with the Bankruptcy Court.  However, there can be no assurance that certain of these claims will not be allowed in full.

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

The Company has recognized certain charges related to expected allowed claims.  As the Company completes the process of evaluating and resolving the proofs of claim, appropriate adjustments to the Company’s Consolidated Financial Statements will be made.  Adjustments may also result from actions of the Bankruptcy Court, settlement negotiations, rejection of executory contracts and real property leases, determination as to the value of any collateral securing claims and other events.  Any such adjustments could be material to the Company’s results of operations and financial position in any given period.  For additional information on liabilities subject to compromise, see Note 4 - Liabilities Subject to Compromise and Reorganization Items, Net.

On January 15, 2010 the Company entered into Amendment No. 3 of the DIP Credit Facility that provided for, among other things, the consent of the Company’s DIP lenders to the sale of the polyvinyl chloride (“PVC”) additives business.

On February 9, 2010, the Bankruptcy Court granted interim approval of an Amended and Restated Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (the “Amended DIP Credit Facility”) by and among the Debtors, Citibank N.A. and the other lenders party thereto.  The Amended DIP Credit Facility provides for a first priority and priming secured revolving and term loan credit commitment of up to an aggregate of $450 million.  The proceeds of the loans and other financial accommodations incurred under the Amended DIP Credit Facility were used, among other things, to refinance the obligations outstanding under the DIP Credit Facility and provide working capital for general corporate purposes.  The Amended DIP Credit Facility provided interest rate reductions and the avoidance of the extension fees that would have been payable under the DIP Credit Facility in February and May 2010.  The Amended DIP Credit Facility closed on February 12, 2010 with the drawing of a $300 million term loan.  On February 18, 2010, the Bankruptcy Court granted final approval providing full access to the Amended DIP Credit Facility.  The Amended DIP Credit Facility matures on the earliest of 364 days after the closing, the effective date of a plan or reorganization or the date of termination in whole of the Commitments (as defined in the Amended DIP Credit Facility).

On July 27, 2010, the Company entered into Amendment No. 1 of the Amended DIP Credit Facility that provided for, among other things, the consent of the Company’s DIP lenders to (a) file a voluntary Chapter 11 petition for Chemtura Canada Co./Cie (“Chemtura Canada”) without resulting in a default of the Amended DIP Credit Facility and without requiring that Chemtura Canada be added as a guarantor under the Amended DIP Credit Facility; (b) make certain intercompany advances to Chemtura Canada and allow Chemtura Canada to pay intercompany obligations to Crompton Financial Holdings, (c) sell the Company’s natural sodium sulfonates and oxidized petrolatums business, (d) settle claims against BioLab, Inc. and Great Lakes Chemical Company relating to a fire that occurred at BioLab, Inc.’s warehouse in Conyers, Georgia and (e) settle claims arising under the asset purchase agreement between Chemtura Corporation and PMC Biogenix, Inc. pursuant to which the Company sold its oleochemicals business and certain related assets to PMC Biogenix, Inc.

As provided by the Bankruptcy Code, the Debtors have the exclusive right to file and solicit acceptance of a plan of reorganization for 120 days after the Petition Date with the possibility of extensions thereafter.  On June 17, 2010, the Bankruptcy Court granted the Company’s application for extensions of the date until which it has the exclusive right to file a plan of reorganization from February 11, 2010 until September 18, 2010.  The Bankruptcy Court had previously granted the Company’s applications for extensions of the exclusivity period on July 28, 2009, October 27, 2009 and February 23, 2010.  During this exclusivity period, competing plans of reorganization may not be filed by third parties.  The Bankruptcy Court has the authority to terminate this exclusivity period prior to September 18, 2010, and we can make no assurance that the Bankruptcy Court will not do so.

On June 17, 2010, the Debtors filed a proposed joint plan of reorganization and related disclosure statement with the Bankruptcy Court and on July 9, 2010, July 20, 2010 and August 5, 2010, the Debtors filed revised versions of the plan of reorganization (the “Plan”) and Disclosure Statement (the “Disclosure Statement”) with the Bankruptcy Court.  The Plan organizes claims against the Debtors into classes according to their relative priority and certain other criteria.  For each class, the Plan describes (a) the underlying claim or interest, (b) the recovery available to the holders of claims or interests in that class under the Plan, (c) whether the class is “impaired” under the Plan, meaning that each holder will receive less than the full value on account of its claim or interest or that the rights of holders under law will be altered in some way (such as receiving stock instead of holding a claim) and (d) the form of consideration (e.g., cash, stock or a combination thereof), if any, that such holders will receive on account of their respective claims or interests.  Distributions to creditors under the Plan generally will include a combination of common shares in the capital of the reorganized Company authorized pursuant to the Plan (“New Common Stock”), cash, reinstatement or such other treatment as agreed between the Debtors and the applicable creditor.  Certain creditors will be eligible to elect, when voting on the Plan, to receive their recovery in the form of the maximum available amount of cash or the maximum available amount of New Common Stock.  Distributions, if any, under the Plan to holders of interests in the Company will include shares of New Common Stock and, potentially, cash, based on whether holders of interests in the Company vote to accept or reject the Plan.  The Plan provides that if holders of interests in the Company vote as a class to accept the Plan, they will receive their pro rata share (determined with respect to all holders of interests in the Company) of 5% of New Common Stock, plus the right to participate in a rights offering for New Common Stock with a value of up to $100 million, if fully subscribed, at a price consistent with the total enterprise value of the reorganized Debtors under the Plan.  If, however, holders of interests in the Company vote as a class to reject the Plan, they will receive their pro rata share of value available for distribution, if any, after all allowed claims have been paid in full and disputed claims reserves as well as certain other reserves have been established in accordance with the terms of the Plan.  All New Common Stock distributed under the Plan to holders of claims and, if applicable, interests, including New Common Stock distributed in connection with the rights offering, shall be subject to dilution by certain Company incentive plans.  The Plan is subject to approval by the Bankruptcy Court in accordance with the Bankruptcy Code as well as various other conditions and contingencies, some of which are not within the control of the Company.  The Company cannot provide any assurance that any plan of reorganization ultimately confirmed by the Bankruptcy Court will be consistent with the terms of the Plan.  Although the Plan provides for the Company’s emergence from bankruptcy as a going concern, there can be no assurance that the Plan, or any other plan of reorganization, will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully.

In addition to the 27 current Debtors, the Plan contemplates that Chemtura’s indirectly owned subsidiary, Chemtura Canada, may file a voluntary petition for relief under Chapter 11 of the Bankruptcy Code and commence ancillary recognition proceedings under Part IV of the Companies’ Creditors Arrangement Act (the “CCAA”) in the Ontario Superior Court of Justice, located in Ontario, Canada (the “Canadian Court” and such proceedings, the “Canadian Case”).  It is expected that Chemtura Canada will file the voluntary petition for relief and commence the Canadian Case in August 2010.  The Debtors will, at that time, ask the Bankruptcy Court to enter an order jointly administering Chemtura Canada’s Chapter 11 case with the current Chapter 11 cases under lead case number 09-11233 (REG) and appoint Chemtura Canada as the “foreign representative” for the purposes of the Canadian Case.  Chemtura Canada intends to seek an order of the Canadian Court recognizing the Chapter 11 cases as “foreign proceedings” under the CCAA.

The contemplated filing of Chemtura Canada under the CCAA is designed only to address the claims resulting, directly or indirectly, from alleged injury from exposure to diacetyl, acetoin and/or acetaldehyde, including all claims for indemnification or contribution relating to alleged injury from exposure to diacetyl, acetoin and/or acetaldehyde (the “Diacetyl Claims”).  As provided for in the Plan and as described in the Disclosure Statement, all holders of claims against and interests in Chemtura Canada other than holders of Diacetyl Claims will be left “unimpaired” or otherwise unaffected by Chemtura Canada’s reorganization proceedings.  The Company expects that Chemtura Canada will emerge from Chapter 11 contemporaneously with the other Debtors.  There can be no assurance that the Plan, or any other plan of reorganization, will be confirmed by the Bankruptcy Court or recognized by the Canadian Court or that any such plan will be implemented successfully.

On June 17, 2010, contemporaneously with the filing of the Plan, the Debtors filed a motion seeking authority to enter into a Plan Support Agreement (the “PSA”) with their official committee of unsecured creditors (the “Creditors' Committee”), certain members of the ad hoc bondholders' committee (the “Ad Hoc Bondholders’ Committee”) and certain other debt holders, which provides for such parties to support and vote in favor of the Plan as long as their votes have been solicited in accordance with the requirements of the Bankruptcy Code.  The PSA also contemplates that the Debtors will use reasonable best efforts to obtain Bankruptcy Court approval of the Disclosure Statement and confirmation of the Plan, a global settlement among the parties, and payment of the reasonable and documented and necessary out-of-pocket fees and expenses incurred by the Ad Hoc Bondholders' Committee of up to $7 million.  The Equity Committee has objected to the motion, maintaining, among other things, that the PSA is an impermissible plan solicitation prior to approval of the Disclosure Statement, that payment of the Ad Hoc Bondholders' Committee's fees and expenses prematurely puts the issue of substantial contribution before the Bankruptcy Court, that the PSA pays creditors as part of the global settlement while decreasing equity's recoveries, and that the PSA marginalizes equity by shutting it out of the plan process. Before the hearing on the PSA motion, the Creditors’ Committee and the Ad Hoc Committee entered into two amendments to the PSA.  The Bankruptcy Court approved the Debtors’ entry into the amended PSA on August 4, 2010, and entry of an order of approval is pending.

On July 9, 2010, the Equity Committee also filed a motion to terminate the exclusivity period, during which only the Debtors may file a Chapter 11 plan of reorganization and solicit acceptances.  On July 21, 2010, the Bankruptcy Court ruled against the July 9, 2010 Equity Committee motion to terminate the exclusivity period, allowing the Debtors until November 17, 2010 to solicit acceptance of the Debtors Plan.  In addition, on August 5, 2010, the Bankruptcy Court entered orders approving the adequacy of the Disclosure Statement and approving the procedures for Debtors to solicit and tabulate the votes on the Plan.  The Plan will become effective only if it receives the requisite approval by creditors, is confirmed by the Bankruptcy Court and the conditions to its effectiveness as determined at confirmation have been met including the execution of exit financing.  The Plan confirmation hearing is currently scheduled to begin on September 16, 2010.  There can be no assurance that the Bankruptcy Court will confirm the Plan or that it will be implemented successfully.

On July 30, 2010, the Company filed a motion with the Bankruptcy Court to approve the Company’s entering into certain exit financing documentation and a second amendment to the Amended DIP Credit Facility (the “Second Amendment”). The exit financing documentation includes (i) the form of a commitment letter to be entered into with each of Bank of America, N.A., Banc of America Securities LLC, Wells Fargo Capital Finance, LLC, Citigroup Global Markets Inc., Barclays Bank PLC, Barclays Capital, Goldman Sachs Lending Partners LLC and certain affiliates thereof (the “ABL Commitment Parties”), pursuant to which the ABL Commitment Parties would agree to provide the Company, subject to the satisfaction of certain conditions, with a senior secured asset based revolving credit facility in the committed amount of $275 million, (ii) a form of purchase agreement to be entered into with Citigroup Global Markets Inc., Banc of America Securities LLC, Wells Fargo Securities, LLC, Barclays Capital and Goldman Sachs Lending Partners LLC (the “Initial Purchasers”), pursuant to which the Initial Purchasers would place up to $750 million in aggregate principal amount of senior notes (less the principal amount of the senior secured term loans described below), and (iii) an engagement letter to be entered into with Banc of America Securities LLC, Citigroup Global Markets Inc., Wells Fargo Securities, LLC, Barclays Capital, Goldman Sachs Lending Partners LLC and certain affiliates thereof (the “Term Loan Engagement Parties”) pursuant to which the Term Loan Engagement Parties would be engaged to use commercially reasonable efforts to arrange for up to $750 million in aggregate principal amount of senior secured term loans (less the principal amount of the senior notes).  The proceeds of the exit financings, if obtained, would be used by the Company, on the effective date of the Plan and thereafter, to refinance the Amended DIP Credit Facility, to pay certain other creditors and fund distributions to be made in accordance with the Plan, to pay administration and priority claims, to make contributions to the Company’s United States pension fund, to pay transaction costs, fees and expenses related to the exit financings, to pay fees for professional services and for other general corporate purposes and activities.  The Company is seeking the approval of the Bankruptcy Court to enter into the exit financing documentation, pay fees and expenses and fund the senior notes and/or the senior secured term loans into escrow, prior to confirmation of the Plan, so as to take advantage of current favorable market conditions and lock in commitments for exit financing as soon as possible, thereby recognizing significant savings and ensuring certainty despite the volatile and unpredictable nature of the financial markets, and a hearing on this matter has been scheduled for August 9, 2010.  The net proceeds of the senior notes and the senior secured term loans, once funded, will be held in escrow (together with amounts the Company will be required to deposit in the escrow sufficient to redeem all senior notes and senior secured term loans in cash, together with accrued interest and certain other amounts owing with respect thereto) until certain conditions, including but not limited to the confirmation and effectiveness of the Plan, are satisfied.  During the escrow period, the senior notes and the senior secured term loans will be secured by a pledge of the proceeds thereof which, whether or not in escrow, will not constitute property of the Debtors’ estates.  The Debtors, conversely, will have no obligations under the senior notes and the senior secured term loans other than the fees, expenses, reimbursements, interest and indemnity obligations approved by the Bankruptcy Court.  If the conditions for release of the proceeds from escrow are satisfied, the proceeds will be released to the reorganized Company after confirmation, and in connection with consummation of the Plan.  In the event that the conditions for the release of the proceeds from escrow are not satisfied, the Company will be required to redeem the senior notes and the senior secured term loans from the amounts in escrow.

The Second Amendment permits the Debtors to enter into the exit financing documentation (and consummate the transactions contemplated therein), including paying related fees and expenses and funding the senior notes and the senior secured term loans into escrow before confirmation of the Plan.  In addition, the Second Amendment permits the Debtors, to the extent it is determined to be necessary under the circumstances, to create a wholly-owned, special purpose subsidiary of the Company for the purpose of issuing debt in respect of senior notes and/or senior secured term loans.

Continuation of the Company as a going concern is contingent upon, among other things, the Company’s and/or Debtors’ ability (i) to comply with the terms and conditions of the Amended DIP Credit Facility; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to return to profitability; (iv) to generate sufficient cash flow from operations; and (v) to obtain financing sources to meet the Company's future obligations.  The Consolidated Financial Statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.  Additionally, a plan of reorganization could materially change amounts reported in the Consolidated Financial Statements, which do not give effect to all adjustments of the carrying value of assets and liabilities that may be necessary as a consequence of completing reorganization under Chapter 11 of the Bankruptcy Code.

In addition, as part of the Company’s emergence from Chapter 11, the Company may be required to adopt fresh start accounting in a future period.  If fresh start accounting is applicable, the Company’s assets and liabilities will be recorded at fair value as of the fresh start reporting date.  The fair value of the Company’s assets and liabilities as of such fresh start reporting date may differ materially from the recorded values of assets and liabilities on the Company’s Consolidated Balance Sheets.  Further, if fresh start accounting is required, the financial results of the Company after the application of fresh start accounting may not be comparable to historical trends.

2) BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The information in the foregoing Consolidated Financial Statements for the quarters and six months ended June 30, 2010 and 2009 is unaudited but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature, except as otherwise disclosed in the accompanying notes to the Consolidated Financial Statements.

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

The Consolidated Financial Statements have been prepared in accordance with Accounting Standards Codification (“ASC”) Section 852-10-45, Reorganizations - Other Presentation Matters (“ASC 852-10-45”).  ASC 852-10-45 does not ordinarily affect or change the application of U.S. generally accepted accounting principles (“GAAP”).  However, it does require the Company to distinguish transactions and events that are directly associated with the reorganization in connection with the Chapter 11 cases from the ongoing operations of the business.  Expenses incurred and settlement impacts due to the Chapter 11 cases are reported separately as reorganization items, net on the Consolidated Statements of Operations for the quarters and six months ended June 30, 2010 and 2009.  Interest expense related to pre-petition indebtedness has been reported only to the extent that it will be paid during the pendency of the Chapter 11 cases or is permitted by Bankruptcy Court approval or is expected to be an allowed claim.  The pre-petition liabilities subject to compromise are disclosed separately on the June 30, 2010 and December 31, 2009 Consolidated Balance Sheets.  These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for a lesser amount.  These expected allowed claims require management to estimate the likely claim amount that will be allowed by the Bankruptcy Court prior to its ruling on the individual claims.  These estimates are based on, among other things, reviews of claimants’ supporting material, obligations to mitigate such claims, and assessments by management.  The Company expects that its estimates, although based on the best available information, will change as the claims are resolved by the Bankruptcy Court.

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

Certain reclassifications have been made to the prior period financial information to conform to the current period presentation.  The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009, as amended.  The consolidated results of operations for the quarter and six months ended June 30, 2010 are not necessarily indicative of the results expected for the full year.

Accounting Policies and Other Items

Cash and cash equivalents include bank term deposits with original maturities of three months or less.  Included in cash and cash equivalents in the Company's Consolidated Balance Sheets at both June 30, 2010 and December 31, 2009 is $1 million of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.

Included in accounts receivable are allowances for doubtful accounts of $29 million and $32 million, as of June 30, 2010 and December 31, 2009, respectively.

During the six months ended June 30, 2010 and 2009, the Company made interest payments of approximately $14 million and $27 million, respectively.  During the six months ended June 30, 2010 and 2009, the Company made payments for income taxes (net of refunds) of $2 million and $18 million, respectively.

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

3) DEBTOR CONDENSED COMBINED FINANCIAL STATEMENTS

Condensed Combined Financial Statements for the Debtors as of June 30, 2010 and December 31, 2009 and for the quarters and six months ended June 30, 2010 and 2009 are presented below.  These Condensed Combined Financial Statements include investments in subsidiaries carried under the equity method.

Chemtura Corporation and Subsidiaries in Reorganization
Condensed Combined Statements of Operations
(Debtor-in-Possession)
 (In millions)

	Quarters ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net sales	$628	$489	$1,116	$849

Cost of goods sold	509	398	924	718
Selling, general and administrative	38	44	85	88
Depreciation and amortization	33	26	69	52
Research and development	6	5	11	10
Antitrust costs	-	7	-	9
Changes in estimates related to expected allowable claims	(49)	-	73	-

Operating profit (loss)	91	9	(46)	(28)

Interest expense	(118)	(16)	(132)	(40)
Loss on early extinguishment of debt	-	-	(13)	-
Other income (expense), net	7	(15)	17	(15)
Reorganization items, net	(26)	(6)	(47)	(46)
Equity in net earnings (loss) of subsidiaries	4	(40)	3	(28)

Loss before income taxes	(42)	(68)	(218)	(157)
Income tax (provision) benefit	(1)	3	(3)	2

Loss from continuing operations	(43)	(65)	(221)	(155)
Earnings (loss) from discontinued operations, net of tax	3	(53)	2	(57)
Loss on sale of discontinued operations, net of tax	(9)	-	(9)	-

Net loss attributable to Chemtura Corporation	$(49)	$(118)	$(228)	$(212)

Chemtura Corporation and Subsidiaries in Reorganization
Condensed Combined Balance Sheet
(Debtor-in-Possession)
 (In millions)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets	$745	$706
Intercompany receivables	497	538
Investment in subsidiaries	1,830	1,942
Property, plant and equipment	390	422
Goodwill	149	149
Other assets	391	397
Total assets	$4,002	$4,154

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities	$470	$400
Intercompany payables	40	65
Other long-term liabilities	74	73
Total liabilities not subject to compromise	584	538
Liabilities subject to compromise (a)	3,529	3,444
Total stockholders' (deficit) equity	(111)	172
Total liabilities and stockholders' (deficit) equity	$4,002	$4,154

(a)	Includes inter-company payables of $1,378 million as of June 30, 2010 and $1,447 million as of December 31, 2009.

Chemtura Corporation and Subsidiaries in Reorganization
Condensed Combined Statement of Cash Flows
(Debtor-in-Possession)
 (In millions)

	Six months ended June 30,
	2010	2009
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(228)	$(212)
Adjustments to reconcile net loss
to net cash used in operating activities:
Loss on sale of discontinued operations	9	-
Impairment of long-lived assets	-	49
Loss on early extinguishment of debt	13	-
Depreciation and amortization	69	57
Stock-based compensation expense	-	2
Reorganization items, net	2	23
Changes in estimates related to expected allowable claims	73	-
Contractual post-petition interest expense	108	-
Changes in assets and liabilities, net	(116)	(37)
Net cash used in operating activities	(70)	(118)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	21	3
Payments for acquisitions, net of cash acquired	-	(5)
Capital expenditures	(25)	(12)
Net cash used in investing activities	(4)	(14)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Amended DIP Credit Facility	299	-
(Payments on) proceeds from DIP Credit Facility	(250)	250
Proceeds from (payments on) 2007 Credit Facility, net	17	(65)
Payments on long term borrowings	-	(9)
Payments for debt issuance and refinancing costs	(16)	(28)
Net cash provided by financing activities	50	148

CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(24)	16
Cash and cash equivalents at beginning of period	81	23
Cash and cash equivalents at end of period	$57	$39

4) LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

As a consequence of the Chapter 11 cases, substantially all claims and litigations against the Debtors in existence prior to the filing of the petitions for relief or relating to acts or omissions prior to the filing of the petitions for relief are stayed.  These estimated claims are reflected in the Consolidated Balance Sheet as liabilities subject to compromise as of June 30, 2010 and December 31, 2009.  These amounts represent the Company’s estimate of known or potential pre-petition liabilities that are probable of resulting in an allowed claim against the Debtors in connection with the Chapter 11 cases and are recorded at the estimated amount of the allowed claim which may be different from the amount for which the liability will be settled.  Such claims remain subject to future adjustments.  Adjustments may result from actions of the Bankruptcy Court, negotiations, rejection or acceptance of executory contracts and real property leases, determination as to the value of any collateral securing claims, proofs of claim or other events.

The Bankruptcy Court established October 30, 2009 as the Bar Date for filing proofs of claim against the Debtors.  The Debtors have received approximately 15,400 proofs of claim covering a broad array of areas.  The Company is in the process of completing its evaluation of the amounts asserted in and the factual and legal basis of the proofs of claim filed against the Debtors.  These proofs of claim may result in additional liabilities, some or all of which may be subject to compromise, and the amounts of which may be material.  See Note - 21 Legal Proceedings and Contingencies for further discussion of the Company’s Chapter 11 claims assessment process.

The amounts of liabilities subject to compromise consist of the following:

	As of	As of
(In millions)	June 30, 2010	December 31, 2009
6.875% Notes due 2016 (a)	$500	$500
7% Notes due July 2009 (a)	370	370
6.875% Debentures due 2026 (a)	150	150
2007 Credit Facility (a)	169	152
Other borrowings	2	3
Total debt subject to compromise	1,191	1,175

Pension and post-retirement health care liabilities	378	405
Accounts payable	123	130
Environmental reserves	84	42
Litigation reserves	149	125
Unrecognized tax benefits and other taxes	79	79
Accrued interest expense (d)	115	7
Other miscellaneous liabilities	32	34
Total liabilities subject to compromise	$2,151	$1,997

Reorganization items are presented separately in the Consolidated Statements of Operations on a net basis and represent items realized or incurred by the Company as a direct result of the Chapter 11 cases.

The reorganization items, net recorded in the Consolidated Statements of Operations consist of the following:

	Quarters ended June 30,		Six months ended June 30,
(In millions)	2010	2009	2010	2009
Professional fees	$24	$18	$42	$23
Write-off debt discounts and premiums (a)	-	-	-	24
Write-off debt issuance costs (a)	-	-	-	7
Write-off deferred charges related to termination of
U.S. accounts receivable facility	-	-	-	4
Rejections or terminations of contracts (b)	-	-	2	-
Severance - closure of manufacturing plants and warehouses (b)	-	-	1	-
Claim settlements (c)	2	(12)	2	(12)

Total reorganization items, net	$26	$6	$47	$46

(a)
The carrying value of pre-petition debt has been adjusted to its respective face value as this represents the expected allowable claim in the Chapter 11 cases.  As a result, unamortized debt issuance costs, discounts and premiums were charged to reorganization items, net on the Consolidated Statements of Operations.

(b)	Represents charges for cost savings initiatives for which Bankruptcy Court approval has been obtained. For additional information see Note 20 – Restructuring Activities.
(c)	Represents the difference between the settlement amount of certain pre-petition obligations and the corresponding carrying value of the recorded liabilities.
(d)
As a result of the estimated claim recoveries reflected in the Plan filed during the second quarter of 2010, the Company determined that it was probable that obligations for interest on unsecured claims would ultimately be paid.  As such, interest that had not previously been recorded since the Petition Date was recorded in the second quarter of 2010.  The amount of post-petition interest recorded during the quarter ended June 30, 2010 was $108 million which represents the cumulative amount of interest accruing from the Petition Date through June 30, 2010.

5) COMPREHENSIVE (LOSS) INCOME

An analysis of the Company’s comprehensive loss follows:

	Quarters ended June 30,		Six months ended June 30,
(In millions)	2010	2009	2010	2009
Net loss	$(48)	$(117)	$(227)	$(211)
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustments	(59)	93	(83)	38
Unrecognized pension and other post-retirement benefit costs	4	5	30	4

Comprehensive loss	(103)	(19)	(280)	(169)
Comprehensive income attributable to the non-controlling interest	-	-	(1)	1
Comprehensive loss attributable to Chemtura Corporation	$(103)	$(19)	$(281)	$(168)

The components of accumulated other comprehensive loss, net of tax at June 30, 2010 and December 31, 2009, are as follows:

	June 30,	December 31,
(In millions)	2010	2009
Foreign currency translation adjustment	$31	$114
Unrecognized pension and other post-retirement benefit costs	(318)	(348)

Accumulated other comprehensive loss	$(287)	$(234)

Reclassifications from other comprehensive loss to earnings related to the Company’s natural gas price swap contracts aggregated to a pre-tax loss of less than $1 million for the quarter ended June 30, 2009 and a $1 million pre-tax loss during the six months ended June 30, 2009.  All price swap contracts have matured as of December 31, 2009.

6) DIVESTITURES

PVC Additives Business

On April 30, 2010, the Company completed the sale of its PVC additives business to Galata Chemicals LLC (formerly known as Artek Aterian Holding Company, LLC) and its sponsors, Aterian Investment Partners Distressed Opportunities, LP and Artek Surfin Chemicals Ltd. (collectively, “Galata”) for net proceeds of $38 million which includes a working capital adjustment that is subject to finalization.  The net assets sold consisted of accounts receivable of $47 million, inventory of $42 million, other current assets of $6 million, other assets of $1 million, pension and other post-retirement health care liabilities of $26 million, accrued expenses of $5 million and accounts payable of $3 million.  A pre-tax loss of approximately $8 million was recorded on the sale after the elimination of $16 million of accumulated other comprehensive income resulting from the liquidation of a foreign subsidiary as part of the transaction.

The PVC additives business, which was formerly a reporting unit within the Industrial Engineered Products segment, is reported as a discontinued operation in the accompanying Consolidated Financial Statements as the Company will not have significant continuing cash flows or continuing involvement in the operations of the disposed business.  The results of operations for this business have been removed from the results of continuing operations for all periods presented.  The assets and liabilities of discontinued operations have been reclassified and are segregated in the Consolidated Balance Sheets.  The assets of discontinued operations as of December 31, 2009 included accounts receivable of $29 million, inventory of $51 million, other current assets of $3 million and other assets of $2 million.  The liabilities of discontinued operations as of December 31, 2009 included accounts payable of $2 million, accrued expenses of $6 million, pension and post-retirement health care liabilities of $28 million and other liabilities of $1 million.

As discussed in Note 9 – Asset Impairments, the PVC additives business recorded an impairment charge of $60 million during the quarter ended June 30, 2009.  Loss from discontinued operations for all periods presented consists of the following:

	Quarters ended June 30,		Six months ended June 30,
(In millions)	2010	2009	2010	2009

Net sales	$29	$58	$96	$111

Pre-tax earnings (loss) from discontinued operations	$1	$(65)	$(1)	$(73)
Income tax benefit	-	3	-	4
Earnings (loss) from discountinued operations	$1	$(62)	$(1)	$(69)

Sulfonate Businesses

On June 29, 2010, the Company entered into a definitive agreement with Sonneborn Holding, LLC to sell the Company’s natural sodium sulfonates and oxidized petrolatum businesses.   The sale will include certain assets, the Company’s 50% interest in a European joint venture, the assumption of certain liabilities and the mutual release of obligations between the parties.  The sale agreement was approved by the Bankruptcy Court on July 23, 2010, and consented to by the Amended DIP Credit Facility lenders as part of amendment No. 1 to the Amended DIP Credit Facility.  The transaction closed on July 30, 2010.

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

The costs associated with these facilities of $2 million for the six months ended June 30, 2009 are included in other expense, net in the Consolidated Statements of Operations.

Following the termination of the 2009 U.S. Facility, deferred financing costs of approximately $4 million related to this facility were charged to reorganization items, net in the Consolidated Statements of Operations during the first quarter of 2009.

8) INVENTORIES

Components of inventories are as follows:

	June 30,	December 31,
(In millions)	2010	2009
Finished goods	$302	$319
Work in process	39	41
Raw materials and supplies	155	129
	$496	$489

Included in the above net inventory balances are inventory obsolescence reserves of approximately $29 million and $32 million at June 30, 2010 and December 31, 2009, respectively.

9) ASSET IMPAIRMENTS

In the second quarter of 2009, the Company experienced continued year-over-year revenue reductions from the impact of the global recession in the electronic, building and construction industries.  In addition, the Consumer Performance Products segment revenues were impacted by cooler and wetter than normal weather in the northeastern and mid-western regions of the United States.  Based on these factors, the Company reviewed the recoverability of the long-lived assets of its segments in accordance with ASC Topic 360, Property, Plant, and Equipment (“ASC 360”).  The Company evaluates the recoverability of the carrying value of its long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  The Company realizes that events and changes in circumstances can be more frequent in the course of a U.S. bankruptcy process.  Under such circumstances, the Company assesses whether the projected undiscounted cash flows of its businesses are sufficient to recover the existing unamortized carrying value of its long-lived assets. If the undiscounted projected cash flows are not sufficient, the Company calculates the impairment amount by several methodologies, including discounting the projected cash flows using its weighted average cost of capital and valuation estimates from third parties.  The amount of the impairment is written-off against earnings in the period in which the impairment has been determined in accordance with ASC 360.

For PVC additives, which is reported as a discontinued operation, the carrying value of the long-lived assets were in excess of the undiscounted cash flows.  As a result, the Company recorded a pretax impairment charge of $60 million to write-down the value of property, plant and equipment, net by $48 million and intangible assets, net by $12 million as of June 30, 2009.  The $60 million charge is included within loss from discontinued operations, net of tax in the Consolidated Statements of Operations.

Due to the factors cited above, the Company also concluded it was appropriate to perform a goodwill impairment review as of June 30, 2009.  The Company used the updated projections in their long-range plan to compute estimated fair values of its reporting units.  These projections indicated that the estimated fair value of the Consumer Performance Products reporting unit was less than its carrying value.  Based on the Company’s preliminary analysis, an estimated goodwill impairment charge of $37 million was recorded for this reporting unit in the second quarter of 2009 (representing the remaining goodwill in this reporting unit).  Due to the complexity of the analysis which involves completion of fair value analyses and the resolution of certain significant assumptions, the Company finalized this goodwill impairment charge in the third quarter of 2009 and no change to the estimated charge was required.  Refer to Note 11 “Goodwill and Intangible Assets” for further information.

The impact of these two impairments totaled $97 million in the second quarter of 2009.

10) PROPERTY, PLANT AND EQUIPMENT

	June 30,	December 31,
(In millions)	2010	2009
Land and improvements	$76	$80
Buildings and improvements	228	236
Machinery and equipment	1,110	1,156
Information systems equipment	214	218
Furniture, fixtures and other	28	30
Construction in progress	65	54
	1,721	1,774
Less accumulated depreciation	1,040	1,024
	$681	$750

Depreciation expense from continuing operations was $36 million and $31 million for the quarters ended June 30, 2010 and 2009, respectively and $76 million and $63 million for the six months ended June 30, 2010 and 2009, respectively. Depreciation expense from continuing operations includes accelerated depreciation of certain fixed assets associated with the Company’s restructuring programs and divestment activities of $10 million for the quarter ended June 30, 2010 and $21 million and $2 million for the six months ended June 30, 2010 and 2009, respectively.

11) GOODWILL AND INTANGIBLE ASSETS

Goodwill by reportable segment is as follows:

	Industrial	AgroSolutions
	Performance	Engineered
(In millions)	Products	Products	Total

Goodwill at December 31, 2009	$268	57	$325
Accumulated impairments at December 31, 2009	(90)	-	(90)
Net Goodwill at December 31, 2009	178	57	235

Impact of foreign currency translation	(7)	(1)	(8)

Goodwill at June 30, 2010	261	56	317
Accumulated impairments at June 30, 2010	(90)	-	(90)
Net Goodwill at June 30, 2010	$171	56	$227

The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units in accordance with ASC Subtopic 350-20, Intangibles – Goodwill and Other - Goodwill (“ASC 350-20”) as of July 31, or sooner, if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  The Company estimates the fair value of its reporting units utilizing income and market approaches through the application of discounted cash flow and market comparable methods (Level 3 inputs as described in Note 18 – Financial Instruments and Fair Value Measurements).  The assessment is required to be performed in two steps: step one to test for a potential impairment of goodwill and, if potential impairments are identified, step two to measure the impairment loss through a full fair valuing of the assets and liabilities of the reporting unit utilizing the acquisition method of accounting.

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

The financial performance of certain reporting units was negatively impacted versus expectations due to the cold and wet weather conditions during the first half of 2009.  This fact along with the macro economic factors cited above resulted in the Company concluding it was appropriate to perform a goodwill impairment review as of June 30, 2009.  The Company used the updated projections in their long-range plan to compute estimated fair values of its reporting units.  These projections indicated that the estimated fair value of the Consumer Performance Products reporting unit was less than its carrying value.  Based on the Company’s preliminary analysis, an estimated goodwill impairment charge of $37 million was recorded for this reporting unit in the second quarter of 2009 (representing the remaining goodwill in this reporting unit).  Due to the complexity of the analysis which involves completion of fair value analyses and the resolution of certain significant assumptions, the Company finalized this goodwill impairment charge in the third quarter of 2009 and no change to the estimated charge was required.

For the quarters ended March 31, 2010 and June 30, 2010, the Company’s consolidated performance was in line with expectations while the performance of the Company’s Chemtura AgroSolutionsTM segment (formerly known as Crop Protection Engineered Products) reporting unit was below expectations.  However, the longer-term forecasts for this reporting unit are still sufficient to support its level of goodwill.  As such, the Company concluded that no circumstances exist that would more likely than not reduce the fair value of any of its reporting units below their carrying amount and an interim impairment test was not considered necessary as of March 31, 2010 or as of June 30, 2010.

The Company’s intangible assets (excluding goodwill) are comprised of the following:

	June 30, 2010			December 31, 2009
(In millions)	Gross Cost	Accumulated Amortization	Net Intangibles	Gross Cost	Accumulated Amortization	Net Intangibles
Patents	$122	$(56)	$66	$127	$(49)	$78
Trademarks	258	(58)	200	273	(61)	212
Customer relationships	145	(40)	105	152	(38)	114
Production rights	45	(21)	24	45	(19)	26
Other	72	(32)	40	76	(32)	44
Total	$642	$(207)	$435	$673	$(199)	$474

The decrease in gross intangible assets since December 31, 2009 is primarily due to foreign currency translation.

Amortization expense from continuing operations related to intangible assets amounted to $9 million for the quarters ended June 30, 2010 and 2009 and $18 million for the six months ended June 30, 2010 and 2009.

12) DEBT

The Company’s debt is comprised of the following:

(In millions)	June 30, 2010	December 31, 2009

6.875% Notes due 2016 (a)	$500	$500
7% Notes due July 2009 (a)	370	370
6.875% Debentures due 2026 (a)	150	150
2007 Credit Facility (a)	169	152
Amended DIP Credit Facility	299	-
DIP Credit Facility	-	250
Other borrowings (b)	7	8
Total Debt	1,495	1,430

Less: Short-term borrowings	(302)	(252)
Liabilities subject to compromise	(1,191)	(1,175)

Total Long-Term Debt	$2	$3

(a)	Outstanding balance is classified as liabilities subject to compromise on the Consolidated Balance Sheets at June 30, 2010 and December 31, 2009.
(b)	$2 million and $3 million of other borrowings is classified as liabilities subject to compromise on the Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, respectively.

In March 2009, the carrying value of pre-petition debt was adjusted to its respective face value as this represented the expected allowable claim in the Chapter 11 cases.  As a result, discounts and premiums of $24 million were charged to reorganization items, net on the Consolidated Statements of Operations in the first quarter of 2009.

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

The Bankruptcy Court entered a final order providing full access to the $400 million DIP Credit Facility on April 29, 2009.  On May 4, 2009, the Company used $85 million of the $250 million term loan and used the proceeds together with cash on hand to fund the $86 million “roll up” of certain outstanding secured amounts owed to certain lenders under the 2007 Credit Facility as approved by the final order.

On February 9, 2010, the Bankruptcy Court gave interim approval of the Amended DIP Credit Facility by and among the Debtors, Citibank N.A. and the other lenders party thereto (collectively the “Loan Syndicate”).  The Amended DIP Credit Facility replaced the DIP Credit Facility.  The Amended DIP Credit Facility provides for a first priority and priming secured revolving and term loan credit commitment of up to an aggregate of $450 million comprising a $300 million term loan and a $150 million revolving credit facility.  The Amended DIP Credit Facility matures on the earliest of 364 days after the closing, the effective date of a plan of reorganization or the date of termination in whole of the Commitments (as defined in the credit agreement governing the Amended DIP Credit Facility).  The proceeds of the term loan under the Amended DIP Credit Facility were used to, among other things, refinance the obligations outstanding under the previous DIP Credit Facility and provide working capital for general corporate purposes.  The Amended DIP Credit Facility provided a reduction in the Company’s financing costs through reductions in interest spread and avoidance of the extension fees payable under the DIP Credit Facility in February and May 2010.  The Amended DIP Credit Facility closed on February 12, 2010 with the drawing of the $300 million term loan.  On February 9, 2010, the Bankruptcy Court entered an order approving full access to the Amended DIP Credit Facility, which order became final by its terms on February 18, 2010.

The Amended DIP Credit Facility resulted in a substantial modification for certain lenders within the loan syndicate given the reduction in their commitments as compared to the DIP Credit Facility.  Accordingly, the Company recognized a $13 million charge for the six months ended June 30, 2010 for the early extinguishment of debt resulting from the write-off of deferred financing costs and the incurrence of fees payable to lenders under the DIP Credit Facility.  The Company also incurred $5 million of debt issuance costs related to the Amended DIP Credit Facility for the six months ended June 30, 2010.

The Amended DIP Credit Facility is secured by a super-priority lien on substantially all of the Company's U.S. assets, including (i) cash; (ii) accounts receivable; (iii) inventory; (iv) machinery, plant and equipment; (v) intellectual property; (vi) pledges of the equity of first tier subsidiaries; and (vii) pledges of debt and other instruments.  Availability of credit is equal to (i) the lesser of (a) the Borrowing Base (as defined below) and (b) the effective commitments under the Amended DIP Credit Facility minus (ii) the aggregate amount of the DIP Loans and any undrawn or unreimbursed Letters of Credit.  The Borrowing Base is the sum of (i) 80% of the Debtors’ eligible accounts receivable, plus (ii) the lesser of (a) 85% of the net orderly liquidation value percentage (as defined in the Amended DIP Credit Facility) of the Debtors’ eligible inventory and (b) 75% of the cost of the Debtors’ eligible inventory, plus (iii) $275 million, less certain reserves determined in the discretion of the Administrative Agent to preserve and protect the value of the collateral.  As of June 30, 2010, extensions of credit outstanding under the Amended DIP Credit Facility consisted of the $299 million term loan (net of an original issue discount of $1 million) and letters of credit of $24 million.

On July 27, 2010, the Company entered into Amendment No. 1 of the Amended DIP Credit Facility that provided for, among other things, the consent of the Company’s DIP lenders to (a) file a voluntary Chapter 11 petition for Chemtura Canada Co./Cie (“Chemtura Canada”) without resulting in a default of the Amended DIP Credit Facility and without requiring that Chemtura Canada be added as a guarantor under the Amended DIP Credit Facility; (b) make certain intercompany advances to Chemtura Canada and allow Chemtura Canada to pay intercompany obligations to Crompton Financial Holdings, (c) sell the Company’s natural sodium sulfonates and oxidized petrolatums business, (d) settle claims against BioLab, Inc. and Great Lakes Chemical Company relating to a fire that occurred at BioLab, Inc.’s warehouse in Conyers, Georgia and (e) settle claims arising under the asset purchase agreement between Chemtura Corporation and PMC Biogenix, Inc. pursuant to which the Company sold its oleochemicals business and certain related assets to PMC Biogenix, Inc.

Borrowings under the DIP Credit Facility term loans and the $64 million revolving credit facility bore interest at a rate per annum equal to, at the Company’s election, (i) 6.5% plus the Base Rate (defined as the higher of (a) 4%; (b) Citibank N.A.’s published rate; or (c) the Federal Funds rate plus 0.5%) or (ii) 7.5% plus the Eurodollar Rate (defined as the higher of (a) 3% or (b) the current LIBOR rate adjusted for reserve requirements).  Borrowings under the $86 million revolving facility bore interest at a rate per annum equal to, at the Company’s election, (i) 2.5% plus the Base Rate or (ii) 3.5% plus the Eurodollar Rate.  Additionally, the Company was obligated to pay an unused commitment fee of 1.5% per annum on the average daily unused portion of the revolving credit facilities and a letter of credit fee on the average daily balance of the maximum daily amount available to be drawn under Letters of Credit equal to the applicable margin above the Eurodollar Rate applicable for borrowings under the applicable revolving credit facility.  Certain fees were payable to the lenders upon the reduction or termination of the commitment and upon the substantial consummation of a plan of reorganization as described more fully in the DIP Credit Facility including an exit fee payable to the Lenders of 2% of “roll-up” commitments and 3% of all other commitments.  These fees which amounted to $11 million were paid upon the funding of the term loan under the Amended DIP Credit Facility.

Borrowings under the Amended DIP Credit Facility term loan bear interest at a rate per annum equal to, at our election, (i) 3.0% plus the Base Rate (defined as the higher of (a) 3%; (b) Citibank N.A.’s published rate; or (c) the Federal Funds rate plus 0.5%) or (ii) 4.0% plus the Eurodollar Rate (defined as the higher of (a) 2% or (b) the current LIBOR rate adjusted for reserve requirements).  Borrowings under the $150 million revolving facility bear interest at a rate per annum equal to, at our election, (i) 3.25% plus the Base Rate or (ii) 4.25% plus the Eurodollar Rate.  Additionally, the Company pays an unused commitment fee of 1.0% per annum on the average daily unused portion of the revolving facilities and a letter of credit fee on the average daily balance of the maximum daily amount available to be drawn under Letters of Credit equal to the applicable margin above the Eurodollar Rate applicable for borrowings under the applicable revolving 2007 Credit Facility.

The obligations of the Company as borrower under the Amended DIP Credit Facility are guaranteed by the Company’s U.S. subsidiaries who are Debtors in the Chapter 11 cases, which, together with the Company own substantially all of the Company’s U.S. assets.  The obligations must also be guaranteed by each of the Company’s subsidiaries that become party to the Chapter 11 cases, subject to specified exceptions.

All amounts owing by the Company and the guarantors under the Amended DIP Credit Facility and certain hedging arrangements and cash management services are secured, subject to a carve-out as set forth in the Amended DIP Credit Facility (the “Carve-Out”), for professional fees and expenses (as well as other fees and expenses customarily subject to such Carve-Out), by (i) a first priority perfected pledge of (a) all notes owned by the Company and the guarantors and (b) all capital stock owned by the Company and the guarantors (subject to certain exceptions relating to their respective foreign subsidiaries) and (ii) a first priority perfected security interest in all other assets owned by the Company and the guarantors, in each case, junior only to liens as set forth in the Amended DIP Credit Facility and the Carve-Out.

The Amended DIP Credit Facility requires the Company to meet certain financial covenants including the following: (a) minimum cumulative monthly earnings before interest, taxes, and depreciation (“EBITDA”), after certain adjustments, on a consolidated basis; (b) a maximum variance of the weekly cumulative cash flows of the Debtors, compared to an agreed upon forecast; (c) minimum borrowing availability of $20 million; and (d) maximum quarterly capital expenditures.  In addition, the Amended DIP Credit Facility, as did the DIP Credit Facility, contains covenants which, among other things, limit the incurrence of additional debt, operating leases, issuance of capital stock, issuance of guarantees, liens, investments, disposition of assets, dividends, certain payments, mergers, change of business, transactions with affiliates, prepayments of debt, repurchases of stock and redemptions of certain other indebtedness and other matters customarily restricted in such agreements.  As of June 30, 2010, the Company was in compliance with the covenant requirements of the Amended DIP Credit Facility.

The Amended DIP Credit Facility contains events of default, including, among others, payment defaults and breaches of representations and warranties (such as non-compliance with covenants and the existence of a material adverse effect (as defined in the agreement)).

Other Debt Obligations

The Chapter 11 filing constituted an event of default under, or otherwise triggered repayment obligations with respect to, several of the debt instruments and agreements relating to direct and indirect financial obligations of the Debtors (collectively “Pre-petition Debt”).  All obligations under the Pre-petition Debt have become automatically and immediately due and payable.  The Debtors believe that any efforts to enforce the payment obligations under the Pre-petition Debt have been stayed as a result of the Chapter 11 cases.  Accordingly, interest accruals and payments for the unsecured Pre-petition Debt had ceased as of the petition date.  As a result of the estimated claim recoveries reflected in the Plan filed during the second quarter of 2010, the Company determined that it was probable that obligations for interest on unsecured claims would ultimately be paid.  As such, interest that had not previously been recorded since the Petition Date was recorded in the second quarter of 2010.  The amount of post-petition interest recorded during the quarter ended June 30, 2010 was $108 million which represents the cumulative amount of interest accruing for the Petition Date through June 30, 2010.

The Company has not recorded disputed claim amounts for “make-whole” payments being sought for the $500 million of 6.875% Notes Due 2016 (“2016 Notes”) and for “no-call” payments being sought for the $150 million 6.875% Debentures due 2026 (“2026 Debentures”).  While the proposed Plan filed by the Debtors contains an estimate of $70 million for these claim amounts, this potential obligation will not be incurred until such time that the 2016 Notes and the 2026 Debentures are actually redeemed which will not occur until a plan of reorganization becomes effective.

The Pre-petition Debt as of June 30, 2010 consisted of $500 million 2016 Notes, $370 million of 7% Notes due July 15, 2009 (“2009 Notes”), $150 million 2026 Debentures (together with the 2016 Notes, the 2009 Notes and the 2026 Debentures, the “Notes”), $169 million due 2010 under the 2007 Credit Facility and $2 million of other borrowings.  Pursuant to the final order of the Bankruptcy Court approving the DIP Credit Facility, the Debtors have acknowledged the pre-petition secured indebtedness associated with the 2007 Credit Facility to be no less than $139 million (now $53 million after the “roll-up” in connection with the Company’s entry into the DIP Credit Facility).

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

Borrowings under the 2007 Credit Facility at June 30, 2010 were $169 million.  During the six months ended June 30, 2010, borrowings under the 2007 Credit Facility increased by $17 million following the drawing of certain letters of credit issued under the 2007 Credit Facility.

The Company has standby letters of credit and guarantees with various financial institutions.  At June 30, 2010, the Company had $35 million of outstanding letters of credit and guarantees primarily related to liabilities for environmental remediation, vendor deposits, insurance obligations and European value added tax obligations.  Under the Amended DIP Credit Facility letter of credit sub-facility $24 million were issued.  The Company also had $16 million of third party guarantees at June 30, 2010 for which it has reserved $2 million at June 30, 2010, which represents the probability weighted fair value of these guarantees.

13) INCOME TAXES

The Company reported an income tax provision from continuing operations of $11 million and $3 million for the quarters ended June 30, 2010 and 2009, respectively and $16 million and $10 million for the six months ended June 30, 2010 and 2009, respectively.  The Company has established a valuation allowance against the tax benefits associated with the Company’s current year to date U.S. net operating loss.  The Company will continue to adjust its tax provision through the establishment of non-cash valuation allowances until U.S. operations are more-likely than not able to generate income in future periods.

The Company has net liabilities related to unrecognized tax benefits of $74 million at June 30, 2010 and $76 million at December 31, 2009.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense.  Accrued interest and penalties are included within the related liability captions in the Consolidated Balance Sheet.  The Debtors are not subject to interest beginning on March 18, 2009, the date the Debtors’ filed for relief under Chapter 11 of the Bankruptcy Code.

Since the timing of resolutions and/or closure of audits is uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next year.  On July 28, 2010, the Company effectively settled an audit with the Internal Revenue Service for tax years 2006-2007.  The Company expects that it will record a decrease in the liability for unrecognized tax benefits, relating to this audit settlement in the amount of $22 million.  This decrease will not have an impact to our effective tax rate, but will decrease other balance sheet tax asset attributes. Other taxing authority jurisdictions settlements or expiration of statute of limitations is not expected to be significant.

14) EARNINGS (LOSS) PER COMMON SHARE

The computation of basic earnings (loss) per common share is based on the weighted average number of common shares outstanding.  The computation of diluted earnings (loss) per common share is based on the weighted average number of common and common share equivalents outstanding.  The Company had no outstanding common share equivalents for the quarters ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009 for purposes of computing diluted earnings (loss) per share.

The weighted average common shares outstanding for the quarters ended June 30, 2010 and 2009 and for the six months ended June 30, 2010 and 2009 were 242.9 million.

The shares of common stock underlying the Company’s outstanding stock options of 5.9 million and 9.8 million at June 30, 2010 and 2009, respectively, were excluded from the calculation of diluted earnings (loss) per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares as of such dates.  These options could be dilutive if the average share price increases and is greater than the exercise price of these options.  The Company’s performance-based restricted stock units (“RSUs”) of 0.3 million and 0.6 million at June 30, 2010 and 2009, respectively, were also excluded from the calculation of diluted earnings (loss) per share because the specified performance criteria for the vesting of these RSUs had not yet been met.  These RSUs could be dilutive in the future if the specified performance criteria are met.

15) STOCK-BASED COMPENSATION

Stock-based compensation expense, including amounts for RSUs and stock options, was insignificant for the quarter and six months ended June 30, 2010, $1 million for the quarter ended June 30, 2009 and $2 million for the six months ended June 30, 2009.  Stock-based compensation expense was primarily reported in SG&A.

All future issuances of shares of common stock under the Company’s stock-based compensation plans have been suspended as a result of the Chapter 11 cases.  Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of the Company’s securities.  Although the shares of the Company’s common stock continue to trade on the Pink Sheets, the trading prices may have little or no relationship to the actual recovery, if any, by the holders under any eventual Bankruptcy Court-approved plan of reorganization.  The opportunity for any recovery by holders of the Company’s common stock under such plan is uncertain as all creditors’ claims must be met in full with interest before value can be attributed to the common stock and, therefore, the shares of the Company’s common stock and grants of equity under employee stock based compensation plans, may be cancelled without any compensation pursuant to such plan.

The Company uses the Black-Scholes option-pricing model to determine fair value of stock options.  The Company has elected to recognize compensation cost for option awards granted equally over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  The Company did not grant any stock options or RSUs in 2009 or in the six months ended June 30, 2010.

Total remaining unrecognized compensation costs associated with unvested stock options and RSUs at June 30, 2010 were $1 million and $1 million, respectively, which will be recognized over the weighted average period of less than one year.

On June 1, 2010, the Organization, Compensation and Governance Committee of the Board of Directors (the “Committee”) adopted the 2010 Emergence Incentive Plan (“2010 EIP”).  The 2010 EIP was established by order of the Bankruptcy Court, dated May 18, 2010.  The 2010 EIP provides the opportunity for participants to earn an award that will be granted upon the Company’s emergence from Chapter 11 in the form of time-based RSUs and/or stock options, if feasible, and/or in cash.  The form of consideration will be determined by the Company’s Board of Directors upon emergence from Chapter 11.  The number of employees included in the 2010 EIP and the size of the award pool are based upon specific consolidated EBITDA levels achieved during the twelve month period immediately preceding the Company’s emergence from Chapter 11.  The maximum award pool could amount to $19 million.  The 2010 EIP is currently unfunded and will by funded following the later of the emergence from Chapter 11 or December 31, 2010 to the specified level associated with the 2010 consolidated EBITDA performance achieved.

The Committee and the Bankruptcy Court approved a similar EIP plan in 2009 (the “2009 EIP”).  On June 1, 2010, the Committee also adopted an amendment to the consolidated EBITDA measurement period under the 2009 EIP from twelve months trailing consolidated EBITDA from emergence from Chapter 11 to twelve months trailing consolidated EBITDA ending March 31, 2010 (the “2009 EIP Amendment”).  The 2009 EIP Amendment was established by order of the Bankruptcy Court, dated May 18, 2010.  The award pool for the 2009 EIP is approximately $14 million.  The 2009 EIP is currently unfunded and will be funded following the emergence from Chapter 11.

16) PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of the Company’s defined benefit plans net periodic benefit (credit) cost for the quarters and six months ended June 30, 2010 and 2009 are as follows:

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	U.S. Plans		Non-Qualified Plans		Health Care Plans
	Quarter ended June 30,		Quarter ended June 30,		Quarter ended June 30,
(In millions)	2010	2009	2010	2009	2010	2009

Service cost	$-	$-	$1	$1	$-	$-
Interest cost	12	12	5	5	2	2
Expected return on plan assets	(14)	(14)	(4)	(4)	-	-
Amortization of prior service cost	-	-	-	-	(1)	(1)
Amortization of actuarial losses	2	2	-	-	-	1
Net periodic benefit cost	$-	$-	$2	$2	$1	$2

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	U.S. Plans		Non-Qualified Plans		Health Care Plans
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
(In millions)	2010	2009	2010	2009	2010	2009

Service cost	$-	$-	$2	$2	$-	$-
Interest cost	24	24	11	10	4	4
Expected return on plan assets	(28)	(28)	(9)	(8)	-	-
Amortization of prior service cost	-	-	-	-	(2)	(2)
Amortization of actuarial losses	4	5	-	-	1	1
Net periodic benefit (credit) cost	$-	$1	$4	$4	$3	$3

The Company did not make any discretionary payments to its U.S. qualified and non-qualified pension plans during the six months ended 2010.  The Company contributed $4 million to its international pension plans for the six months ended June 30, 2010.  Contributions to post-retirement health care plans for the six months ended June 30, 2010 were $7 million.

Liabilities subject to compromise as of June 30, 2010 and December 31, 2009 include $378 million and $405 million respectively, related to all of the U.S. pension and post-retirement health care plans.

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

On November 18, 2009, the Bankruptcy Court entered an order (the “2009 OPEB Order”) approving in part the Company’s motion (the “2009 OPEB Motion”) requesting authorization to modify certain post-retirement welfare benefits (the “OPEB Benefits”) under the Company’s post-retirement welfare benefit plans (the “OPEB Plans”), including the OPEB Benefits of certain Uniroyal salaried retirees (the “Uniroyal Salaried Retirees”). On April 5, 2010, the Bankruptcy Court entered an order denying the Uniroyal Salaried Retirees’ motion to reconsider the 2009 OPEB Order based, among other things, on the Uniroyal Salaried Retirees’ failure to file a timely objection to the 2009 OPEB Motion. On April 8, 2010, the Uniroyal Salaried Retirees appealed the Bankruptcy Court's April 5, 2010 order and on April 14, 2010, sought a stay pending their appeal (the “Stay”) of the 2009 OPEB Order as to the Company’s right to modify their OPEB Benefits. On April 21, 2010, the Bankruptcy Court ordered the Company not to modify the Uniroyal Salaried Retirees’ OPEB Benefits, pending a hearing and decision as to the Stay. After consulting with the official committees of unsecured creditors and equity security holders, the Company requested that the Bankruptcy Court, rather than having a hearing to determine whether or not the Uniroyal Salaried Retirees filed a timely objection to the 2009 OPEB Motion, have a hearing instead to decide as a matter of law, whether the Company has the right to modify the OPEB Benefits of the Uniroyal Salaried Retirees, as requested in the 2009 OPEB Motion. The Bankruptcy Court is scheduled to hear oral arguments on this issue on September 8, 2010.

In addition, on January 6, 2010, the Bankruptcy Court heard arguments regarding whether the Company had the right to modify the OPEB Benefits, as requested in the 2009 OPEB Motion, with respect to certain retirees who were represented by the United Steelworkers, or one of its predecessor unions, while employed by the Company (the “USW Retirees”) and as to whom the Bankruptcy Court did not rule as part of the 2009 OPEB Order. The Bankruptcy Court determined that it could not, without an evidentiary hearing, rule on the 2009 OPEB Motion as it relates to the USW Retirees. The Debtors have been and currently are engaged in negotiations with the USW Retirees to determine whether a consensual resolution can be reached with respect to modification of their OPEB Benefits and an evidentiary hearing has not yet been scheduled.

The Company has not yet recognized any proposed benefit modifications relating to the Uniroyal Salaried Retirees or the USW Retirees.

Liabilities of discontinued operations as of December 31, 2009 include $28 million for pension liabilities that were assumed by the buyer upon the completion of the divestiture of the PVC additives business on April 30, 2010.

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

The Company used price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases.  In the fourth quarter of 2007, the Company ceased the purchase of additional price swap contracts as a cash flow hedge of forecasted natural gas purchases and established fixed price contracts with physical delivery with its natural gas vendor.  The existing price swap contracts matured through December 31, 2009.  These contracts were designated as hedges of a portion of the Company’s forecasted natural gas purchases and these contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based.  The differential paid or received as natural gas prices change is reported in AOCL.  These amounts are subsequently reclassified into COGS when the related inventory is sold.  A loss of $1 million was reclassified from AOCL into COGS for the six months ended June 30, 2009.  All remaining contracts have been terminated by the counterparties due to the Company’s Chapter 11 cases and have been classified as liabilities subject to compromise.  As of the termination date, the contracts were deemed to be effective and the Company maintained hedge accounting through the contracts maturity given that the forecasted hedge transactions are probable.  At June 30, 2010 and December 31, 2009, the Company had no outstanding price swaps.

The Company has exposure to changes in foreign currency exchange rates resulting from transactions entered into by the Company and its foreign subsidiaries in currencies other than their functional currency (primarily trade payables and receivables).  The Company is also exposed to currency risk on intercompany transactions (including intercompany loans).  The Company manages these transactional currency risks on a consolidated basis, which allows it to net its exposure.  The Company has traditionally purchased foreign currency forward contracts, primarily denominated in Euros, British Pound Sterling, Canadian dollars, Mexican pesos, and Australian dollars to manage its transaction exposure.  These contracts are generally recognized in other income (expense), net to offset the impact of valuing recorded foreign currency trade payables, receivables and intercompany transactions.  The Company has not designated these derivatives as hedges, although it believes these instruments reduce the Company’s exposure to foreign currency risk.  However, as a result of the changes in the Company’s financial condition, it no longer has financing arrangements that provide for the capacity to purchase foreign currency forward contracts or hedging instruments to continue its prior practice.  As a result, the Company’s ability to mitigate changes in foreign currency exchange rates resulting from transactions was limited beginning in the first quarter of 2009.  The Company recognized a net loss on these derivatives of $26 for the six months ended June 30, 2009, which was offset by gains of $5 for the six months ended June 30, 2009, respectively, relating to the underlying transactions.

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

	As of June 30, 2010		As of December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In millions)
Total debt	$(1,495)	$(1,618)	$(1,430)	$(1,459)

Total debt includes liabilities subject to compromise with a carrying amount of $1.2 billion (fair value of $1.3 billion) at June 30, 2010 and a carrying amount of $1.2 billion (fair value of $1.2 billion) at December 31, 2009.

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

		As of	As of
		June 30,	December 31,
(In millions)		2010	2009
		Level 1	Level 1
Assets
Investments held in trust related to a nonqualified deferred compensation plan	(a)	$1	$1

Liabilities
Deferred compensation liability	(a)	$1	$1

(a)
Represents the deferral of compensation, the Company’s match and investment earnings related to the Company’s Supplemental Savings Plan. These securities are considered general assets of the Company until distributed to the participant and are included in other assets in the Consolidated Balance Sheets. A corresponding liability is included in liabilities subject to compromise at June 30, 2010 and December 31, 2009 in the Consolidated Balance Sheets. Quoted market prices were used to determine fair values of the investments held in a trust with a third-party brokerage firm.

Level 3 fair value measurements are utilized by the Company in its impairment reviews of goodwill.  Level 1, level 2 and level 3 fair value measurements are utilized by the Company for defined benefit plan assets in deriving the funded status of pension and post-retirement benefit plan liabilities.

19) ASSET RETIREMENT OBLIGATIONS

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

The following is a summary of the change in the carrying amount of the asset retirement obligations for the quarters and six months ended June 30, 2010 and 2009 and the net book value of assets related to the asset retirement obligations at June 30, 2010 and 2009:

	Quarters ended June 30,		Six months ended June 30,
(In millions)	2010	2009	2010	2009
Asset retirement obligation balance at beginning of period	$30	$23	$26	$23
Accretion expense – cost of goods sold (a)	(3)	1	1	2
Payments	(1)	(1)	(1)	(2)
Asset retirement obligation balance at end of period	$26	$23	$26	$23

Net book value of asset retirement obligation assets at end of period	$1	$2	$1	$2

(a)
The decrease in accretion expense for the quarter and six months ended June 30, 2010 is due to the revision of costs related to the restructuring plan involving the consolidation of the El Dorado, Arkansas facility that was approved in January 2010.

Depreciation expense for the quarters and six months ended June 30, 2010 and 2009 were less than $1 million.

At June 30, 2010, $9 million of the asset retirement obligation was included in accrued expenses, $15 million was included in other liabilities and $2 million was included in liabilities subject to compromise on the Consolidated Balance Sheet.  At December 31, 2009, $9 million was included in accrued expenses, $15 million was included in other liabilities and $2 million was included in liabilities subject to compromise.

20) RESTRUCTURING ACTIVITIES

Reorganization Initiatives

In 2009, the Company obtained approval of the Bankruptcy Court to implement certain cost savings and growth initiatives and filed motions to obtain approval for additional initiatives.  During the third quarter of 2009, the Company implemented certain of these initiatives including the closure of a manufacturing plant in Ashley, Indiana, the consolidation of warehouses related to its Consumer Performance Products business, the reduction of leased space at two of its U.S. office facilities, and the rejection of various unfavorable real property leases and executory contracts.  On January 25, 2010, the Company’s Board of Directors approved an initiative involving the consolidation and idling of certain assets within the flame retardants business operations in El Dorado, Arkansas, which was approved by the Bankruptcy Court on February 23, 2010.  As a result of these initiatives, the Company recorded pre-tax charges of $26 million for the six months ended June 30, 2010 ($3 million was recorded to reorganization items, net for severance, contract rejections and asset relocation costs, $21 million was recorded to depreciation and amortization for accelerated depreciation, and $2 million was recorded to COGS for accelerated asset retirement obligations and asset write-offs).

Corporate Restructuring Programs

In March 2010, the Company approved a restructuring plan to consolidate certain corporate functions internationally to gain efficiencies and reduce costs.  Such plan will involve the relocation of certain employees and the termination of approximately 20 employees.  As a result of this plan, the Company recorded a pre-tax charge of $3 million for severance to facility closures, severance and related costs for the six months ended June 30, 2010.

In December, 2008, the Company announced a worldwide restructuring program to reduce cash fixed costs.  This initiative involved a worldwide reduction in the Company’s professional and administrative staff by approximately 500 people.  The Company recorded a pre-tax charge of $3 million for the six months ended June 30, 2009 to facility closures, severance and related costs for severance and related costs.

A summary of the reserves for all the Company’s cost savings initiatives and restructuring programs  is as follows:

(In millions)	Severance and Related Costs	Other Facility Closure Costs	Total
Balance at January 1, 2010	$9	$4	$13
2010 charges:
Facility closure, severance and related costs	3	-	3
Reorganization initiatives, net	1	-	1
Cash payments	(3)	-	(3)

Balance at June 30, 2010	$10	$4	$14

At June 30, 2010, $5 million of the above reserve was included in accrued expenses and $9 million was included in liabilities subject to compromise on the Consolidated Balance Sheet.  At December 31, 2009, $4 million was included in accrued expenses and $9 million was included in liabilities subject to compromise.

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

As of July 9, 2010, the Debtors have received approximately 15,400 proofs of claim covering a broad array of areas.  Approximately 8,000 proofs of claim have been asserted in “unliquidated” amounts or contain an unliquidated component that are treated as being asserted in “unliquidated” amounts.  Excluding proofs of claim in “unliquidated” amounts, the aggregate amount of proofs of claim filed totaled approximately $23.7 billion.  A summary of the proofs of claim by type and amount as of July 9, 2010 is as follows:

Claim Type	No. of Claims	Amount
		(in millions)

Environmental	253	$247
Litigation	10,772	9,367
PBGC	324	13,634
Employee, benefits and wages	1,123	55
Bond	32	152
Trade	2,029	165
503(b)(9)	78	6
Other	791	43

Total	15,402	$23,669

The Company is in the process of completing its evaluation of the amounts asserted in and the factual and legal basis of the proofs of claim filed against the Debtors.  Based upon the Company’s review and evaluation through July 9, 2010, which review is continuing, a significant number of proofs of claim are duplicative and/or legally or factually without merit.  As to those claims, the Company has filed or intends to file objections with the Bankruptcy Court.  Since the Bar Date and as of July 9, 2010, 7,460 proofs of claim totaling $9.2 billion have been expunged and 574 proofs of claim totaling approximately $14 million have been withdrawn.  The Company has also filed motions to expunge an additional 687 proofs of claim totaling $249 million which motions are pending before the Bankruptcy Court or have been approved by the Bankruptcy Court but orders have not been entered.  In addition, and as shown in the table above, the Pension Benefit Guaranty Corporation (“PBGC”) filed 324 proofs of claim totaling $13.6 billion.  The Company believes that these proofs of claim are duplicative as 12 proofs of claim have been filed against each of the 27 Debtors, resulting in duplicative claims totaling approximately $13.1 billion.  Excluding the duplicative proofs of claim, the PBGC filed 12 proofs of claim totaling approximately $500 million, which are contingent on termination of the US Retirement Plan.  The proposed Plan provides for a settlement with the PBGC whereby the Debtors will make a $50 million contribution upon emergence with respect to the Chemtura US Retirement Plan in return for the PBGC agreeing not to pursue termination of the US Retirement Plan solely based upon the Debtors’ restructuring under the Plan.

For the quarter ended June 30, 2010, the Company has recognized a $49 million credit for changes in estimates related to expected allowable claims in liabilities subject to compromise and for the six months ended June 30, 2010, the Company has recognized a $73 million charge for changes in estimates related to expected allowable claims in liabilities subject to compromise in the Consolidated Financial Statements.  As the Debtors complete the process of evaluating and/or resolving the proofs of claim, appropriate adjustments to the Consolidated Financial Statements will be made.  Adjustments may also result from actions of the Bankruptcy Court, settlement negotiations, rejection of executory contracts and real property leases, determination as to the value of any collateral securing claims and other events.  For additional information on liabilities subject to compromise, see Note 4 - Liabilities Subject to Compromise and Reorganization Items, Net.

Environmental Liabilities

The Company is involved in environmental matters of various types in a number of jurisdictions.  A number of such matters involve claims for material amounts of damages and relate to or allege environmental liabilities, including clean up costs associated with hazardous waste disposal sites and natural resource damages.  As part of the Chapter 11 cases, the Debtors expect to retain responsibility for environmental cleanup liabilities relating to currently owned or operated sites (i.e., sites that remain part of the Debtors’ estate) and to discharge in the Chapter 11 cases liabilities relating to formerly owned or operated sites (i.e. sites that are no longer part of the Debtors’ estates) and third-party sites (i.e., sites that never were part of the Debtors’ estate).  To that end, on November 3, 2009, the Debtors initiated an Adversary Proceeding against the United States and various States seeking a ruling from the Bankruptcy Court that the Debtors’ liabilities with respect to formerly owned or operated sites and third-party sites are dischargeable in the Chapter 11 cases.  On January 19, 2010, the Debtors filed an amended complaint.  In response, on January 21, 2010, the United States filed a motion to withdraw the reference to the Bankruptcy Court, which motion was granted on March 26, 2010.  As a result, the action filed by the Debtors is now before the U.S. District Court for the Southern District of New York.  The parties are currently engaged in motion practice, with both parties having filed motions for summary judgment on certain key issues.  Those motions are now pending before the District Court, although the District Court has granted a stay with respect to completion of the briefing as the parties engage in settlement negotiations.  In view of the issues of law raised in the pleadings, estimates relating to environmental liabilities with respect to formerly owned or operated sites and third-party sites, or offers made to settle such liabilities, are classified as liabilities subject to compromise in the Company’s Consolidated Balance Sheet.  See Note 4 - Liabilities Subject to Compromise and Reorganization Items, Net.

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

The total amount accrued for such environmental liabilities as of June 30, 2010 and December 31, 2009 was $162 million and $122 million, respectively.  At June 30, 2010 and December 31, 2009, $12 million and $16 million, respectively, of these environmental liabilities were reflected as accrued expenses, $65 million and $64 million, respectively, were reflected as other liabilities and $84 million and $42 million, respectively, were classified as liabilities subject to compromise on the Consolidated Balance Sheets.  The Company estimates that environmental liabilities could range up to $206 million at June 30, 2010.  The Company’s accruals for environmental liabilities include estimates for determinable clean-up costs.  During the second quarter of 2010 and the six months ended June 30, 2010, the Company recorded a pre-tax charge of $37 million and $47 million, respectively, to increase its environmental reserves primarily due to settlement negotiations with respect to certain sites.  During the six months ended June 30, 2010, the Company made payments of $3 million for clean-up costs, which reduced its environmental liabilities.  At certain sites, the Company has contractual agreements with certain other parties to share remediation costs.  The Company has a receivable of $10 million and $12 million at June 30, 2010 and December 31, 2009, respectively, to reflect probable recoveries.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed the Company’s present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted, and as negotiations with respect to certain sites continue or as certain liabilities relating to such sites are resolved as part of the Chapter 11 cases.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), and comparable state statutes, impose strict liability upon various classes of persons with respect to the costs associated with the investigation and remediation of waste disposal sites.  Such persons are typically referred to as “Potentially Responsible Parties” or PRPs.  The Company and several of its subsidiaries have been identified by federal, state or local governmental agencies or by other PRPs, as a PRP, at various locations in the United States.  Because in certain circumstances these laws have been construed to authorize the imposition of joint and several liability, the Environmental Protection Agency (“EPA”) and comparable state agencies could seek to recover all costs involving a waste disposal site from any one of the PRPs for such site, including the Company, despite the involvement of other PRPs.  In many cases, the Company is one of a large number of PRPs with respect to a site.  In a few instances, the Company is the sole or one of only a handful of PRPs performing investigation and remediation.  Where other financially responsible PRPs are involved, the Company expects that any ultimate liability resulting from such matters will be apportioned between the Company and such other parties.  The Company presently anticipates that many, if not all, of the Debtors’ CERCLA and comparable liabilities with respect to pre-petition activities and relating to third-party waste sites will be resolved as part of the Chapter 11 cases.  In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.  As discussed above, the Debtors presently intend to retain environmental clean up responsibility at currently owned or operated sites and to discharge in the Chapter 11 cases liabilities relating to formerly owned or operated sites and third-party sites.

Governmental Investigation Alleging Violations of Environmental Laws

Conyers - Clean Air Act Investigation – The U.S. EPA is investigating alleged violations of law by the Company arising out of the General Duty Clause of the Clean Air Act, the emergency release notification requirements of CERCLA and/or the Emergency Planning and Community Right to Know Act, and the Clean Water Act and is seeking a penalty and other relief in excess of one hundred thousand dollars. The Company is currently in settlement discussions with the government concerning this matter.  The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

On January 28, 2010, the California Superior Court rendered a judgment awarding damages to Tricor in the amount of approximately $3 million including interest and costs.  Tricor did not seek damages with respect to Mt. Poso, and the parties have entered into a tolling agreement relating to this aspect of the case.  The court’s decision relieved Tricor of any obligation to take title to any portion of Mt. Poso.

On April 5, 2010, the Company filed a proposed Statement of Decision and a proposed Final Judgment.  On May 3, 2010, Tricor filed an objection to the proposed Final Judgment.  On June 14, 2010, the Court entered a Final Judgment affirming its prior decision, which Final Judgment was corrected on July 9, 2010.  Tricor has a right to appeal the Final Judgment.  The Company and Tricor are currently engaged in settlement discussions concerning this matter.  The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

The Debtors are currently in discussions with the claimants to resolve their claims amicably.  In addition, at the time of the fire, the Company maintained, and continues to maintain, property and general liability insurance.  The Company believes that its general liability policies will adequately cover any third-party claims and legal and processing fees in excess of the amounts that were recorded through June 30, 2010.

Diacetyl Litigation

Beginning before 2001, food industry factory workers began alleging that exposure to diacetyl, a butter flavoring ingredient widely used in the food industry between 1982 and 2005, caused respiratory illness.  Product liability actions were filed throughout the United States alleging that diacetyl was defectively designed and manufactured and that diacetyl manufacturers and distributors had failed to properly warn end users of diacetyl’s dangers.  The first diacetyl related action was filed against the Company in 2005.  Currently, there are twenty-two diacetyl lawsuits pending against the Company and/or Chemtura Canada, a wholly-owned subsidiary of the Company.

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

As part of the Chapter 11 cases, approximately 373 non-duplicative proofs of claim involving diacetyl have been filed against the Company, approximately 366 of which have been filed by individual claimants, and approximately 7 of which have been filed by Citrus and other users of diacetyl seeking contribution or indemnity.  The Company believes that it and Chemtura Canada have substantial insurance coverage with respect to these claims, subject to various self-insured retentions, limits and terms of coverage.  The first layer carriers who issued “occurrence” based policies to the Company and Chemtura Canada, which policies should provide insurance coverage for these diacetyl claims, are all American International Group (“AIG”) companies.  AIG has reserved its rights to deny coverage under those policies with respect to the Company and Chemtura Canada.  On February 4, 2010, AIG filed a lawsuit against Chemtura Canada and Zurich Insurance Company in the Supreme Court of New York seeking, among other things, a declaration relieving AIG of its coverage obligations with respect to Chemtura Canada.  In addition, AIG filed a motion to lift the automatic stay seeking to add the Company to its state court lawsuit so that AIG could seek a determination of its coverage obligations as to the Company.  The Company has opposed that motion.  On February 25, 2010, Chemtura Canada filed a notice of removal of the AIG lawsuit to the US District Court for the Southern District of New York.  On March 3, 2010, the Company and Chemtura Canada filed an Adversary Proceeding in the Bankruptcy Court against AIG, seeking a declaration of AIG’s obligations to indemnify and defend both Chemtura and Chemtura Canada, subject to various self-insured retentions, limits and terms of coverage.  On March 29, 2010, AIG filed a motion to withdraw the reference to the Bankruptcy Court with respect to the Company’s and Chemtura Canada’s Adversary Proceeding, as well as a motion to remand to state court the lawsuit filed by AIG that had been removed to the US District Court.  The Company and Chemtura Canada have opposed both of these motions.  On July 15, 2010, the US District Court referred the AIG lawsuit to the Bankruptcy Court.  As a result, both the AIG lawsuit and the Company’s and Chemtura Canada’s Adversary Proceeding are before the Bankruptcy Court.  While the Company believes that the issues concerning insurance coverage for these matters should be resolved in the Bankruptcy Court, no determination has yet been made by the court concerning which action shall proceed.  While the Company believes it has substantial insurance coverage with respect to the diacetyl claims, the Company had not recorded a receivable from its insurance carriers as of June 30, 2010.

The law firm of Humphrey, Farrington & McClain, P.C. (“HFM”) represents 347, or over 90%, of the individual claimants who have filed Proofs of Claim against the Company alleging injury caused by exposure to diacetyl.  On July 28, 2010, the Company and HFM, subject to Bankruptcy Court approval, entered into an agreement to settle the diacetyl claims of HFM’s clients for a total payment of $50 million.  As of this date, the Company has an agreement in principle with the Chartis insurers (“AIG”) for reimbursement of a portion of the settlement amount; however, that agreement has not been finalized and is subject to change.  The HFM agreement becomes effective upon satisfaction of several conditions, including confirmation of, and the occurence of the effective date of, the Debtors’ Plan, and payment is subject to the terms and conditions set forth in the agreement.  On July 29, 2010, the Debtors filed a motion in the Bankruptcy Court for an order authorizing the Company to enter into the settlement agreement.  The Bankruptcy Court has not yet ruled on that motion which is scheduled for a hearing on August 23, 2010.

The Company expects that its aggregate liability of all diacetyl-related Proofs of Claim not resolved by negotiated settlement will be estimated by the Bankruptcy Court through an estimation proceeding.  The estimation proceeding will determine the amount of cash that will be contributed to a reserve held for the benefit of the allowed diacetyl-related claims and distributed in accordance with the Plan.  The Bankruptcy Court has scheduled the estimation proceeding for September 8, 2010, and the Debtors expect to submit to the Bankruptcy Court an amended case management order with respect to the proceeding.

The diacetyl claims could, either individually or in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company has developed a range of the estimated loss for diacetyl-related claims.  As of June 30, 2010, the Company has recorded a liability for the estimated loss related to these claims at the minimum of this range.

Biolab UK

This matter involves a criminal prosecution by United Kingdom (“UK”) authorities against Biolab UK Limited (“Biolab UK”) arising out of a September 4, 2006 fire at Biolab UK’s warehouse in Andoversford Industrial Estate near Cheltenham.  The exact cause of the fire has not been determined.  In this matter, it is alleged that the fire caused a water main at the warehouse to melt, and that the combination of contaminated fire suppression water and water from the melted water main overloaded the facility’s water containment system, causing that water to flow off the warehouse property and into the River Coln, a public river.  The event is alleged to have caused a fish kill and environmental damage.  The fire is also alleged to have caused a plume of smoke to travel from the facility, resulting in the evacuation of nearby residences and businesses, as well as a small property damage claim which has been resolved, one property damage claim which is pending and one personal injury claim which is pending.  On July 14, 2009, the UK Environmental Agency (“EA”) commenced a criminal action against Biolab UK.  The EA brought 5 charges, one charge alleging pollution of controlled waters (the River Coln) in violation of the Water Resources Act 1991 (“WRA”), a strict liability statute, and four charges alleging various violations of the Control of Major Accident Hazards Regulations 1999 (“COMAH”).  This matter has been transferred from the Magistrate’s Court in Gloucester County to the Crown Court.  A hearing in the Crown Court has been scheduled for September 24, 2010.

On May 14, 2010, the Company pleaded guilty to the WRA charge.  Shortly thereafter, the Company indicated to the Court that it will plead guilty to one new COMAH charge, as part of an agreement with the prosecution to no longer pursue the four earlier filed COMAH charges.  The Company and the prosecution are currently in discussions to determine areas of agreement and areas of disagreement for presentment to the Court, with the goal of minimizing the overall penalty that may be imposed by the Court.  The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Antitrust Investigations and Related Matters

Rubber Chemicals

On May 27, 2004, the Company pled guilty to one-count charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period July 1995 to December 2001.  The U.S. federal district court imposed a fine of $50 million, payable in six annual installments, without interest, beginning in 2004.  In light of the Company’s cooperation with the U.S. Department of Justice (“DOJ”), the court did not impose any period of corporate probation.  On May 28, 2004, the Company pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada.  The Canadian federal court imposed a sentence requiring the Company to pay a fine of CDN $9 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004.  The Company paid (in U.S. dollars) $2 million in 2005, $7 million in 2006, $12 million in 2007 and $17 million in 2008.  On May 26, 2009, the U.S. District Court for the Northern District of California signed a joint stipulation and order modifying the fine and the payment schedule for the final installment of $16 million of the original $50 million due to be paid on May 27, 2009.  Under the court’s order, the Company will pay a total of $10 million in four installments: $2.5 million on or before June 30, 2009; $2.5 million on or before December 31, 2009; $2.5 million on or before June 30, 2010; and $2.5 million on or before December 31, 2010.  The Company also negotiated an agreement with Canadian authorities whereby the Company would pay a total of CDN $1.8 million (approximately U.S. $1.6 million) in satisfaction of the outstanding amount on the Canadian fine according to the following schedule:  CDN $450,000 (approximately U.S. $390,000) on or before June 30, 2009; CDN $450,000 (approximately U.S. $390,000) on or before December 31, 2009; CDN $450,000 (approximately U.S. $390,000) on or before June 30, 2010; and CDN $450,000 (approximately U.S. $390,000) on or before December 31, 2010.  After receiving Bankruptcy Court approval, the Company paid the first and second installments totaling $6 million in 2009 and the third installment totaling $3 million in 2010.  A reserve of $10 million at June 30, 2010 and at December 31, 2009 were included in liabilities subject to compromise.

Civil Lawsuits

The actions described below under “U.S. Civil Antitrust Actions” are in various procedural stages of litigation. Although the actions described below have not had a material adverse impact on the Company, the Company cannot predict the outcome of any of those actions. The Company will seek cost-effective resolution of the various pending and threatened legal proceedings against the Company; however, the resolution of any civil claims now pending or hereafter asserted against the Company could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company has established as of June 30, 2010 reserves for all direct and indirect purchaser claims, as further described below.

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

Australian Civil Antitrust Matters

On September 27, 2007, the Company and one of its subsidiaries (collectively referred to as the “Company” in this paragraph) as well as Bayer AG and Bayer Australia Ltd. were sued by Wright Rubber Products Pty Ltd. (“Wright”) in the Federal Court of Australia for alleged price fixing violations with respect to the sale of rubber chemicals in Australia.  On November 21, 2008, Wright filed an amended Statement of Claim.  The Company's application to have the amended Statement of Claim struck was granted on November 6, 2009 and Wright appealed seeking to have that determination reviewed by the full court.  The Company also lodged an application to have the proceeding dismissed on the basis that, at this stage, there is no statement of claim before the Federal Court.  The matters were heard by the full court on May 24, 2010.  On July 13, 2010, the full Federal Court granted Wright’s application for an appeal and provided Wright twenty-one days to file a further amended statement of Claim.  The Company intends to assert all meritorious defenses and to aggressively defend this matter.  The Company does not expect this matter to have a material adverse effect on its financial condition, results of operations or cash flows.

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

On September 17, 2009, the Federal District Court entered an order cancelling the final approval hearing of the November 2008 Settlement Agreement due to the automatic stay resulting from Chapter 11 cases.  The Federal District Court also denied on December 31, 2009 the motions to dismiss the complaint filed by the Company, the Crompton Individual Defendants and the former directors of Witco Corp.  The motions to dismiss were denied without prejudice to renew following resolution of the Chapter 11 cases.  In October 2009, the Bankruptcy Court issued an Order authorizing the Company to enter into a settlement stipulation requiring the return of $9 million that the Company transferred to the plaintiffs prior to its Chapter 11 filing in connection with the November 2008 Settlement Agreement (the “Pre-Petition Payment”).  The Company entered into such settlement stipulation, and $9 million was returned to the Company.  On April 13, 2010, the parties entered into an amended settlement agreement whereby the plaintiffs agreed to accept a total of approximately $11 million to be paid by the Company’s insurer in full satisfaction of the Company’s obligations pursuant to the settlement and amended settlement agreements.  This matter will be resolved as a settlement class action.  The settlement is subject to the approval of both the Federal District Court and the Bankruptcy Court.  On May 4, 2010, the Bankruptcy Court approved the settlement of the class action.  A hearing is currently scheduled in the Federal District Court for August 17, 2010.

Legal Accruals

At June 30, 2010 and December 31, 2009, the Company had accruals for litigation and claims (except for environmental) of $149 million and $125 million, respectively, which were classified as liabilities subject to compromise.  The Company periodically reviews its accruals for pending claims and litigation as additional information becomes available, and may adjust its accruals based on actual settlement offers and other later occurring events.  As a result of additional information obtained during the second quarter of 2010, the Company reduced accruals for litigation and claims (except for environmental) by $91 million and during the six months ended June 30, 2010, the Company increased accruals for litigation and claims (except for environmental) by $24 million, which were primarily charged to changes in estimates related to expected allowable claims in the Consolidated Statements of Operations. The Company believes it has substantial insurance coverage with respect to certain of these litigations and claims.

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

Internal Review of Customer Incentive, Commission and Promotional Payment Practices

The Company’s previously disclosed review of various customer incentive, commission and promotional payment practices of the Chemtura AgroSolutionsTM segment (formerly known as Crop Protection Engineered Products) in its Europe, Middle East and Africa region (the “EMEA Region”), has been completed.  The review was conducted under the oversight of the Audit Committee of the Board of Directors and with the assistance of outside counsel and forensic accounting consultants.  As disclosed previously, the review found evidence of various suspicious payments made to persons in certain Central Asian countries and of activity intended to conceal the nature of those payments.  The amounts of these payments were reflected in the Company’s books and records but were not recorded appropriately.  In addition, the review found evidence of payments that were not recorded in a transparent manner, including payments that were redirected to persons other than the customer, distributor or agent in the particular transaction.  None of these payments were subject to adequate internal control.  The Company has strengthened its worldwide internal controls relating to customer incentives and sales agent commissions and enhanced its global policy prohibiting improper payments, which contemplates, among other things, that we monitor our international operations.  Such monitoring may require that we investigate allegations of possible improprieties relating to transactions and the way in which such transactions are recorded.  The Company has severed its relationship with all of the sales agents and the employees responsible for the suspicious payments no longer are, or by the end of the year no longer will be, employees of the Company.  The Company cannot reasonably estimate the nature or amount of monetary or other sanctions, if any, that might be imposed as a result of the review.  The Company has concluded that there is no matter connected with the review that would lead to a material change to the financial statements presented in this Quarterly Report on Form 10-Q.

Guarantees

The Company has standby letters of credit and guarantees with various financial institutions.  At June 30, 2010 and December 31, 2009, the Company had $35 million and $64 million, respectively, of outstanding letters of credit and guarantees primarily related to its liabilities for environmental remediation, vendor deposits, insurance obligations and European value added tax (VAT) obligations.

The Company has applied the disclosure provisions of ASC Topic 460, Guarantees (“ASC 460”), to its agreements that contain guarantee or indemnification clauses.  The Company is a party to several agreements pursuant to which it may be obligated to indemnify a third party with respect to certain loan obligations of joint venture companies in which the Company has an equity interest.  These obligations arose to provide initial financing for a joint venture start-up, fund an acquisition and/or provide project capital.  Such obligations mature through February 2015.  In the event that any of the joint venture companies were to default on these loan obligations, the Company would indemnify the other party up to its proportionate share of the obligation based upon its ownership interest in the joint venture.  At June 30, 2010, the maximum potential future principal and interest payments due under these guarantees were $16 million and $1 million, respectively.  In accordance with ASC 460, the Company has accrued $2 million in reserves, which represents the probability weighted fair value of these guarantees at June 30, 2010. The reserve has been included in long-term liabilities on the Consolidated Balance Sheet at June 30, 2010 with an offset to the investment included in other assets.

The Company also has a customer guarantee, in which the Company has contingently guaranteed certain debt obligations of one of its customers.  The amount of this guarantee was $2 million at June 30, 2010 and December 31, 2009.  Based on past experience and on the underlying circumstances, the Company does not expect to have to perform under this guarantee.

At June 30, 2010, unconditional purchase obligations were insignificant.  Unconditional purchase obligations exclude liabilities subject to compromise as the Company cannot accurately forecast the future level and timing of the repayments given the inherent uncertainties associated with the Chapter 11 cases.

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

22) BUSINESS SEGMENT DATA

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

On March 23, 2010 the Company announced that is was renaming its Crop Protection Engineered Products division to Chemtura AgroSolutionsTM.  As a result, the former segment Crop Protection Engineered Products will now be referred to as the Chemtura AgroSolutionsTM.  The name change reflects the Company’s long-term strategy, initiatives and investments that will directly support new product formulations, applications, delivery and service.

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

Industrial Performance Products

Industrial Performance Products are engineered solutions of customers’ specialty chemical needs.  Industrial Performance Products include petroleum additives that provide detergency, friction modification and corrosion protection in automotive lubricants, greases, refrigeration and turbine lubricants; castable urethane prepolymers engineered to provide superior abrasion resistance and durability in many industrial and recreational applications; polyurethane dispersions and urethane prepolymers used in various types of coatings such as clear floor finishes, high-gloss paints and textiles treatments; and antioxidants that improve the durability and longevity of plastics used in food packaging, consumer durables, automotive components and electrical components.  These products are sold directly to manufacturers and through distribution channels.

Chemtura AgroSolutionsTM

Chemtura AgroSolutionsTM develops, supplies, registers and sells agricultural chemicals formulated for specific crops in various geographic regions for the purpose of enhancing quality and improving yields.  The business focuses on specific target markets in six major product lines: seed treatments, fungicides, miticides, insecticides, growth regulators and herbicides.  These products are sold directly to growers and to major distributors in the agricultural sector.

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

General Corporate Expense and Other Charges

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis, including amortization expense.  These costs are primarily for corporate administration services net of costs allocated to the business segments, costs related to corporate headquarters and management compensation plan expenses for executives and corporate managers.  Facility closures, severance and related costs are primarily for severance costs related to the Company’s cost savings initiatives.  The antitrust costs are primarily for settlements and legal costs associated with antitrust investigations and related civil lawsuits.  The impairment of long-lived assets related to the impairment of goodwill of the Consumer Performance Products segment.  Accelerated depreciation relates to certain assets affected by the Company’s restructuring programs, divestitures and legacy ERP systems.  Change in estimates related to expected allowable claims relates to adjustments to liabilities subject to compromise (primarily legal and environmental reserves) as a result of the proofs of claim evaluation process.

A summary of business data for the Company's reportable segments for the quarters and six months ended June 30, 2010 and 2009 are as follows:

(In millions)	Quarters ended June 30,		Six months ended June 30,
Net Sales	2010	2009	2010	2009
Consumer Performance Products	$171	$168	$263	$253
Industrial Performance Products	313	243	599	449
Chemtura AgroSolutionsTM	96	88	161	157
Industrial Engineered Products	187	130	347	234
Total net sales	$767	$629	$1,370	$1,093

(In millions)	Quarters ended June 30,		Six months ended June 30,
Operating Profit (Loss)	2010	2009	2010	2009
Consumer Performance Products	$38	$30	$44	$34
Industrial Performance Products	38	21	63	26
Chemtura AgroSolutionsTM	7	12	6	28
Industrial Engineered Products	7	(3)	4	(14)
	90	60	117	74

General corporate expense, including amortization (a)	(16)	(25)	(43)	(56)
Facility closures, severance and related costs	(1)	-	(3)	(3)
Antitrust costs	-	(8)	-	(10)
Impairment of long lived assets	-	(37)	-	(37)
Changes in estimates related to expected allowable claims	49	-	(73)	-
Total operating profit (loss)	$122	$(10)	$(2)	$(32)

(a) Corporate expense includes $3 million, $2 million and $6 million for the quarter ended June 30, 2009, six months ended June 30, 2010 and six months ended June 30, 2009, respectively, that were previously absorbed by the PVC additives business which is now classified as a discontinued operation.

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

The primary economic factors that influence the operations and sales of our Industrial Performance Products and Industrial Engineered Products segments are industrial production, residential and commercial construction, electronic component production and polymer production.  In addition, our Chemtura AgroSolutionsTM (formerly known as Crop Protection Engineered Products) is influenced by worldwide weather, disease and pest infestation conditions.  Our Consumer Performance Products segment is also influenced by general economic conditions impacting consumer spending and weather conditions.

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

SECOND QUARTER RESULTS

Overview

Consolidated net sales were $767 million for the second quarter of 2010 or $138 million higher than the same quarter of 2009.  The increase in net sales was attributable to increased sales volumes of $129 million and an increase in selling prices of $15 million, partially offset by unfavorable foreign currency translation of $6 million.  The increase in volume was principally within the Industrial Performance and Industrial Engineered Products segments as the industries we supply in these segments were the most severely affected by the economic recession in the first half of 2009 as demand declined sharply and customers undertook de-stocking in light of the changes in the economy.  By the first quarter of 2010, inventory de-stocking had ceased and some industry sectors, such as electronics, showed strong recovery.  This has continued into the second quarter of 2010.  However, in many of the industrial sectors exposed to macroeconomic cyclicality, such as building and construction, the recovery has been modest and demand still significantly lags the levels seen before the onset of the recession.

Gross profit for the second quarter of 2010 was $199 million, an increase of $45 million compared with the same quarter last year.  Gross profit as a percentage of sales increased to 26% in the quarter as compared with 24% in the same quarter last year.  The increase in gross profit was primarily due to $31 million in higher sales volume and favorable product mix, $29 million from lower manufacturing costs and higher selling prices of $15 million.  These impacts were partially offset by a $20 million increase in raw material and energy costs, $6 million increase in distribution costs and $4 million unfavorable foreign currency exchange.  We are now seeing the impact of raw material and energy costs that have increased from the mid-2009 levels.

Selling, general and administrative expenses (“SG&A”) of $71 million were unchanged from the second quarter of 2009.

Depreciation and amortization expense from continuing operations of $45 million was $5 million higher than the second quarter of 2009, primarily due to accelerated depreciation related to restructuring activities within our flame retardants business.

Research and development expense (“R&D”) of $11 million was $3 million higher than the second quarter of 2009.

Antitrust costs were negligible for the second quarter of 2010 and $8 million for the second quarter of 2009.  The antitrust costs primarily comprise legal costs associated with antitrust investigations and civil lawsuits.

Changes in estimates related to expected allowable claims amounted to a credit of $49 million for the second quarter of 2010.  These charges included adjustments to liabilities subject to compromise (primarily legal and environmental reserves) identified in the proofs of claim evaluation and settlement process.  Potential recoveries from insurance carriers have not been included in these changes in estimates, since matters involving insurance coverage have not been resolved with insurance carriers and therefore recoveries are not deemed probable at this time.

Interest expense of $117 million during the second quarter of 2010 was $102 million higher than the second quarter of 2009.  The higher interest expense resulted from our determination it was probable that obligations for interest on unsecured claims would ultimately be paid based on the estimated claim recoveries reflected in the Plan filed during the second quarter of 2010.  As such, interest that had not previously been recorded since the Petition Date was recorded in the second quarter of 2010.  The amount of post-petition interest recorded during the second quarter of 2010 was $108 million which represents the cumulative amount of interest accruing from the Petition Date through June 30, 2010.

Other expense, net was $8 million in the second quarter of 2010 compared with other expense, net of $21 million for the second quarter of 2009.  The decrease in expense primarily reflected lower unfavorable net foreign currency exchange translation losses, partially offset by lower interest income.

Reorganization items, net in the second quarter of 2010 was $26 million which primarily comprised professional fees directly associated with the Chapter 11 reorganization and the impact of negotiated claims settlement for which Bankruptcy Court approval has been obtained or requested.  Reorganization items, net in the second quarter of 2009 was $6 million which included professional fees directly associated with the reorganization, partially offset by gains on a settlement of pre-petition liabilities.

The income tax provision from continuing operations in the second quarter of 2010 was $11 million, compared with $3 million in the second quarter of 2009.  We provided a full valuation allowance against the tax benefit associated with our U.S. net operating loss.

The net loss from continuing operations attributable to Chemtura for the second quarter of 2010 was $41 million as compared with a net loss of $56 million for the second quarter of 2009.

Earnings from discontinued operations, net of tax, for the second quarter of 2010 was $1 million, compared with a loss from discontinued operations, net of tax of $62 million (net of $3 million of tax) for the second quarter of 2009.  The improvement mainly related to a $60 million impairment charge taken in the second quarter of 2009.  The loss on sale of discontinued operations, net of tax, for the second quarter of 2010 was $9 million.  Discontinued operations related to the polyvinyl chloride (“PVC”) additives business, which was sold in April 2010.

Consumer Performance Products

Net sales for the Consumer Performance Products segment increased by $3 million to $171 million in the second quarter of 2010.  Operating profit increased $8 million in the second quarter of 2010 to $38 million.

The increase in net sales was driven by increased sales volume of $6 million, partially offset by price decreases of $2 million and unfavorable foreign currency translation of $1 million.  The North American recreational water products business benefited from warmer weather compared to 2009 driving higher volumes though dealer channels and many of our largest mass market customers.  This benefit was offset in part by reduced demand from certain mass market customers and lower household cleaner product sales. Outside North America where weather was more mixed, the net sales of recreational water products increased 5%.  Operating profit increased due to a $5 million decrease in manufacturing costs, a $2 million increase in sales volume and favorable product mix and a $3 million decrease in other costs.  These impacts were partially offset by $2 million in lower selling prices.

Industrial Performance Products

Net sales in the Industrial Performance Products segment increased by $70 million to $313 million in the second quarter of 2010.  Operating profit increased by $17 million in the second quarter of 2010 to $38 million.

The increase in net sales was driven primarily by increased volume of $64 million and $8 million due to higher selling prices, partially offset by unfavorable foreign currency translation of $2 million.  The increased sales volume was primarily due to increased customer demand across all business segments driven by improved economic conditions and general recoveries in the markets we serve, as well as strong growth in the Asia Pacific region.  Operating profit increased by $17 million due to a $19 million decrease in manufacturing costs, a $14 million increase in sales volume and favorable product mix and $8 million in increased selling prices.  These favorable items were partly offset by a $16 million increase in raw material and energy costs, a $4 million increase in distribution costs, $2 million in unfavorable foreign currency exchange and $2 million in other costs.

Chemtura AgroSolutionsTM

Net sales for the Chemtura AgroSolutionsTM increased by $8 million to $96 million for the second quarter of 2010.  Operating profit decreased $5 million in the second quarter of 2010 to $7 million.

The increase in net sales reflected $9 million in higher volume and $1 million increase in selling prices offset by $2 million in unfavorable foreign currency translation.  Sales were higher in all regions except Europe when compared with the second quarter of 2009.  Despite the net sales increase operating profit decreased by $5 million primarily due to $6 million in higher manufacturing costs, $5 million in higher SG&A and R&D (collectively “SGA&R”) expense, a $1 million increase in distribution costs, $1 million in unfavorable foreign currency exchange and $1 million increase in other costs.  These were offset by a $5 million increase in sales volume and favorable product mix, a $3 million decrease in raw material and energy costs and a $1 million increase in selling prices.  Demand was affected by lower agricultural commodity prices and the impact of the reduced availability of credit to growers in Europe.  Manufacturing costs have increased primarily due to lower production levels in the first quarter which resulted in higher cost inventory sold in the second quarter.  Approximately $3 million of the increase in SGA&R expense related to expenses associated with the internal review of customer incentive, commission and promotional payment practices in the European region.

Industrial Engineered Products

Net sales in the Industrial Engineered Products segment increased by $57 million to $187 million for the second quarter of 2010.  The $7 million operating profit in the second quarter of 2010 reflected an improvement of $10 million compared with an operating loss of $3 million in the second quarter of 2009.

The increase in net sales reflected an increase of $50 million in sales volume and $8 million increase in selling prices, partially offset by $1 million of unfavorable foreign currency translation.  Demand for products sold to electronic applications has continued to demonstrate year-over-year improvement with some recovery evident in building and construction, and consumer durable polymer applications.  Demand for products used in deep sea drilling for oil and gas have been impacted for some time by reduced rig count in the Gulf of Mexico due to high natural gas inventories.  The temporary moratorium on drilling in the Gulf of Mexico will likely delay any recovery in demand for these products.

Operating profit increased $10 million primarily due to $10 million in higher volume and favorable product mix, $10 million in lower manufacturing costs, an $8 million increase in selling prices and a $1 million decrease in other costs, partially offset by $9 million increase in accelerated depreciation, an $8 million increase in raw material and energy costs, $1 million in unfavorable foreign currency exchange and a $1 million increase in distribution costs.

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

Corporate expense was $16 million for the second quarter of 2010, which included $9 million of amortization expense related to intangibles, compared with $25 million for the second quarter of 2009, which included $9 million of amortization expense.

The $9 million decrease in corporate expense was primarily due to reduced spending on various initiatives (including information technology and asset dispositions); lower pension and other post-retirement benefit expenses; and lower depreciation expense.

YEAR-TO-DATE RESULTS

Overview

Consolidated net sales were $1.4 billion for the six month period ended June 30, 2010 or $277 million higher than the same six month period of 2009.  The increase in net sales was attributable to increased sales volumes of $265 million, higher selling prices of $9 million and favorable foreign currency translation of $3 million.  The increase in volume was principally within the Industrial Performance and Industrial Engineered Products segments as the industries we supply through these segments were the most severely affected by the economic recession in 2009 as demand declined sharply and customers undertook de-stocking in light of the changes in the economy.  By the first quarter of 2010, inventory de-stocking had ceased and some industry sectors, such as electronics, showed strong recovery.  This has continued into the second quarter of 2010.  However, in many of the industrial sectors exposed to macroeconomic cyclicality, such as building and construction, the recovery has been modest and demand still significantly lags the levels seen before the onset of the recession.

Gross profit for the six month period ended June 30, 2010 was $333 million, an increase of $79 million compared with the same six month period of 2009.  Gross profit as a percentage of sales increased to 24% for the six month period ended June 30, 2010 compared with 23% for the same six month period of 2009.  The increase in gross profit was primarily due to $55 million in higher volume and favorable product mix, $45 million from lower manufacturing costs, $9 million from higher selling prices and $1 million in other cost reductions.  These impacts were partially offset by $15 million in higher raw material and energy costs, a $13 million increase in distribution costs and $3 million from unfavorable foreign currency exchange.  We are now seeing the impact of raw material and energy costs that have increased from the lows seen in the middle of 2009.

Selling, general and administrative expenses (“SG&A”) of $147 million were $8 million higher than the same six month period of 2009, primarily due to higher selling and legal expenses.

Depreciation and amortization expense from continuing operations of $94 million was $13 million higher than the six month period of 2009, primarily due to accelerated depreciation related to restructuring activities within our flame retardants business.

Research and development expense (“R&D”) of $20 million was $4 million higher than the same six month period of 2009.

Antitrust costs were negligible for the six month period ended June 30, 2010 and $10 million for the six month period ended June 30, 2009.  The antitrust costs primarily comprise legal costs associated with antitrust investigations and civil lawsuits.

Changes in estimates related to expected allowable claims amounted to $73 million for the six month period ended June 30, 2010.  These charges included adjustments to liabilities subject to compromise (primarily legal and environmental reserves) identified in the proofs of claim evaluation and settlement process.  Potential recoveries from insurance carriers have not been included in these changes in estimates, since matters involving insurance coverage have not been resolved with insurance carriers and therefore recoveries are not deemed probable at this time.

Interest expense of 129 million during the six month period ended June 30, 2010 was $94 million higher than the same six month period of 2009.  The higher interest expense resulted from our determination it was probable that obligations for interest on unsecured claims would ultimately be paid based on the estimated claim recoveries reflected in the Plan filed during the second quarter of 2010.  As such, interest that had not previously been recorded since the Petition Date was recorded in the six months ended June 30, 2010.  The amount of post-petition interest recorded during the six months ended June 30, 2010 was $108 million which represents the cumulative amount of interest accruing from the Petition Date through June 30, 2010. This impact was partially offset by lower financing costs under the Amended DIP Credit Facility entered into in February 2010.

Loss on early extinguishment of debt of $13 million in the six month period ended 2010 related to the write-off of deferred financing costs and the incurrence of fees payable to lenders as a result of refinancing the DIP Credit Facility.

Other expense, net of $10 million in the six month period ended June 30, 2010 was $9 million lower than the same six month period of 2009.  The decrease in expense primarily reflected lower unfavorable net foreign currency exchange translation loss and lower fees associated with the termination of our accounts receivable financing facilities, partially offset by lower interest income.

Reorganization items, net in the six month period ended June 30, 2010 was $47 million which primarily comprised professional fees directly associated with the Chapter 11 reorganization and the impact of negotiated claims settlement for which Bankruptcy Court approval has been obtained or requested.  Reorganization items, net in the six month period ended 2009 was $46 million which included the write-off of pre-petition debt discounts, premiums and debt issuance costs, professional fees directly associated with the reorganization and the write-off of deferred financing expenses related to the termination of the U.S. accounts receivable financing facility, partially offset by gains on a settlement of pre-petition liabilities.

The income tax provision from continuing operations in the six month period ended June 30, 2010 was $16 million, compared with $10 million in the same six month period of 2009.  We provided a full valuation allowance against the tax benefit associated with our U.S. net operating loss.

The net loss from continuing operations attributable to Chemtura for the six month period ended June 30, 2010 was $218 million as compared with a net loss of $143 million for the same six month period of 2009.

The loss from discontinued operations, net of tax, for the six month period ended June 30, 2010 was $1 million, compared with $69 million (net of $4 million of tax) for the six month period ended June 30, 2009.  The reduction in the loss mainly related to a $60 million impairment charge taken in the six month period ended June 30, 2009.  The loss on sale of discontinued operations, net of tax, for the six month period ended June 30, 2010 was $9 million.  Discontinued operations relates to the polyvinyl chloride (“PVC”) additives business which was sold in April 2010.

Consumer Performance Products

Net sales for the Consumer Performance Products segment increased by $10 million to $263 million in the six month period ended June 30, 2010.  Operating profit increased $10 million in the six month period ended June 30, 2010 to $44 million.

The increase in net sales was driven by increased sales volume of $10 million and $3 million in favorable foreign currency translation, partially offset by price decreases of $3 million.  The North American recreational water products business benefited from warmer weather compared to 2009 driving higher volumes though dealer channels and many of our largest mass market customers.  This benefit was offset in part by reduced demand from certain mass market customers and lower household cleaner product sales. Outside North America where weather was more mixed, the net sales of recreational water products increased 5%.  Operating profit increased due to a $5 million increase in sales volume and favorable product mix, a $5 million decrease in raw material and energy costs, a $4 million decrease in manufacturing costs and $2 million in favorable foreign currency exchange.  These impacts were partially offset by a $3 million increase in distribution costs and $3 million in lower selling prices.

Industrial Performance Products

Net sales in the Industrial Performance Products segment increased by $150 million to $599 million in the six month period ended June 30, 2010.  Operating profit increased by $37 million in the six month period ended June 30, 2010 to $63 million.

The increase in net sales was driven primarily by increased volume of $146 million, increased selling prices of $3 million and $1 million due to favorable foreign currency translation.  The increased sales volume was primarily due to increased customer demand across all business segments driven by improved economic conditions and general recoveries in the markets we serve, as well as strong growth in the Asia Pacific region and customer inventory replenishments.  Operating profit increased due to a $32 million increase in sales volume and favorable product mix, a $29 million decrease in manufacturing costs, $3 million in increased selling prices and a $1 million in other costs savings.  These favorable items were partly offset by $17 million in higher raw material and energy costs, an $8 million increase in distribution costs and $3 million in unfavorable foreign currency exchange.

Chemtura AgroSolutionsTM

Net sales for the Chemtura AgroSolutionsTM increased by $4 million to $161 million for the six month period ended June 30, 2010.  Operating profit decreased by $22 million in the six month period ended June 30, 2010 to $6 million.

The increase in net sales reflected $5 million in increased volume offset by $1 million in unfavorable foreign currency translation.  Operating profit decreased by $22 million primarily due to $13 million in higher SGA&R expense and $7 million in higher manufacturing costs, $4 million in unfavorable product mix, $1 million unfavorable foreign currency exchange and $1 million distribution costs, partially offset by a $3 million in decreased raw material and energy costs and $1 million decrease in other costs.  Demand in the first quarter of 2010 was affected by lower agricultural commodity prices, the impact of the reduced availability of credit to growers and the impact of a prolonged winter in Europe.  Manufacturing costs have increased primarily due to lower production levels in the first quarter of 2010.  Approximately $6 million of the increase in SGA&R expense related to expenses associated with the internal review of customer incentive, commission and promotional payment practices in the European region.

Industrial Engineered Products

Net sales in the Industrial Engineered Products segment increased by $113 million to $347 million for the six month period of 2010.  The $4 million operating profit reflected an improvement of $18 million compared with an operating loss of $14 million in the six month period of 2009.

The increase in net sales reflected an increase of $104 million in sales volume and $9 million in higher selling prices.  Products sold to electronic applications showed the most dramatic year-over-year improvement as well as some recovery in building and construction, and consumer durable polymer applications from the low levels of demand in the six month period ended 2009.  Demand for products used in deep sea drilling for oil and gas have been impacted for some time by reduced rig count in the Gulf of Mexico due to high natural gas inventories.  The temporary moratorium on drilling in the Gulf of Mexico will likely delay any recovery in demand for these products.

Operating profit increased primarily due to $22 million in higher volume and favorable product mix, $19 million in lower manufacturing costs and a $9 million increase in selling prices, partially offset by $18 million in higher accelerated depreciation, $6 million in increased raw material and energy costs, $3 million in higher SGA&R expense and $1 million in increased distribution costs.  The increase in accelerated depreciation was a result of the restructuring initiatives within our flame retardants business.

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

Corporate expense was $43 million for the six month period of 2010, which included $18 million of amortization expense related to intangibles, compared with $56 million for the six month period of 2009, which included $18 million of amortization expense.

The $13 million decrease in corporate expense was primarily due to reduced spending on various initiatives (including information technology and asset dispositions); lower pension and other post-retirement benefit expenses; and lower depreciation expense.

LIQUIDITY AND CAPITAL RESOURCES

Bankruptcy Proceedings

For a description of the Debtors’ bankruptcy proceedings and plan of reorganization refer to Note 1 “Nature of Operations and Bankruptcy Proceedings.”

The ultimate recovery by the Debtors’ creditors and our shareholders, if any, will not be determined until confirmation and implementation of a plan of reorganization.  While the Debtors have filed their plan of reorganization (the “Plan”), there can be no final assurance of the recoveries provided for in that Plan until it is confirmed by order of the Bankruptcy Court and the conditions for its effectiveness have been met.  Because of such uncertainties, the value of our common stock and unsecured debt remains speculative.  Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any of these securities.  Although the shares of our common stock continue to trade on the Pink Sheets Electronic Quotation Service (“Pink Sheets”) under the symbol “CEMJQ,” the trading prices may have little or no relationship to the actual recovery, if any, by the holders under any Bankruptcy Court-approved plan of reorganization.  The opportunity for any recovery by holders of our common stock under a plan of reorganization may require that all creditors’ claims must be met in full, with interest where due, before value can be attributed to the common stock and therefore the shares of our common stock may be cancelled without any compensation pursuant to a plan of reorganization.  Further, to the extent that there is a recovery by our current shareholders under the plan of reorganization, the holders of such stock will be diluted by the issuance of common stock directly or indirectly to settle creditors’ claims.

Cash Flows from Operating Activities

Net cash used in operating activities was $79 million for the six months ended June 30, 2010 compared to net cash used in operating activities of $55 million in the comparable period for 2009.  Changes in key working capital accounts are summarized below:

Favorable (unfavorable)	Six months ended	Six months ended
(In millions)	June 30, 2010	June 30, 2009
Accounts receivable	$(165)	$(33)
Impact of accounts receivable facilities	-	(103)
Inventories	(23)	104
Accounts payable	34	19
Pension and post-retirement health care liabilities	(6)	(5)
Liabilities subject to compromise	(2)	(27)

During the six months ended June 30, 2010, accounts receivable increased by $165 million compared with $33 million for the same period in 2009, primarily due to increased sales in the period.  The increase in accounts receivable was much greater in 2010 as a result of increased volume principally within the Industrial Performance and Industrial Engineering Products segments as the industries we supply in these segments were most severely affected by the economic slow down in the first half of 2009 as demand declined sharply and customers undertook de-stocking in light of the changes in the economy.  Proceeds from the sale of accounts receivables under our accounts receivable financing facilities decreased by $103 million in the six months ended June 30, 2009.  The decrease was due to the termination of the 2009 U.S. Facility which was a condition of the establishment of the DIP Credit Facility and the restricted availability and access to the European Facility leading to its termination in the second quarter of 2009.  With available liquidity in the first six months of 2010, we were able to resume our historic practice of building inventory ahead of the higher seasonal demand for some of our products in the summer and, as such, inventory increased $23 million during the six months compared with a decreased of $104 million for the same period in 2009. The decrease in 2009 was due to lower raw material and energy costs as well as the execution of inventory reduction initiatives.  Accounts payable increased by $34 million in the six months ended June 30, 2010 compared with $19 million for the same period in 2009 primarily a result of timing of vendor payments.  Pension and post-retirement health care liabilities decreased due to the funding of benefit payments.  Liabilities subject to compromise were affected by payments of $2 million in the six months ended June 30, 2010 as compared to $27 million for the same period in 2009 against pre-petition liabilities that were approved by certain orders of the Bankruptcy Court.

Net cash used in operating activities in the six months ended June 30, 2010 also reflected the impact of certain non-cash charges, including $108 million for post-petition interest accruals, $94 million of depreciation and amortization expense, $73 million for changes in estimates related to expected allowable claims, $13 million for a loss on early extinguishment of debt, $9 million loss on sale of discontinued operation and $2 million of reorganization items, net.

Cash Flows from Investing and Financing Activities

Net cash used in investing activities was $17 million for the six months ended June 30, 2010 as compared with $18 million in the comparable period for 2009.  Investing activities were primarily related to capital expenditures for U.S. and foreign facilities and environmental and other compliance requirements, partially offset by proceeds received from the sale of certain business assets.

Net cash provided by financing activities was $50 million for the six months ended June 30, 2010, which included proceeds from the Amended and Restated  DIP Credit Facility of $299 million, proceeds from the 2007 Credit Facility of $17 million as a result of the drawing of certain letters of credit issued under the facility, partially offset by the extinguishment of the DIP Credit Facility of $250 million and payments for fees associated with the refinancing of the Amended DIP Credit Facility of $16 million.

Net cash provided by financing activities for the six months ended June 30, 2009, included proceeds from the DIP Credit Facility of $250 million, partially offset by net repayments on the 2007 Credit Facility of $65 million, repayments of long term borrowings of $9 million, payments of short term borrowings of $1 million and payments of debt issuance costs on the DIP Credit Facility of $28 million.

Other Sources and Uses of Cash

Until such time that we exit bankruptcy, we expect to finance our continuing operations and capital spending requirements with cash flows provided by operating activities, available cash and cash equivalents, borrowings under the Amended DIP Credit Facility and other sources.  As of June 30, 2010, the Debtors had approximately $106 million of undrawn availability under the Amended DIP Credit Facility.  Cash and cash equivalents as of June 30, 2010 were $184 million.

Included in cash and cash equivalents in our Consolidated Balance Sheets at both June 30, 2010 and December 31, 2009 is $1 million of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.  There are no additional legal restrictions on these cash balances other than those imposed under the Bankruptcy Code.

Contractual Obligations

At June 30, 2010, borrowings under the Amended DIP Credit Facility were $299 million of term loans (net of an original issue discount of $1 million).  No amounts were outstanding under the revolving facility.

During the six months ended June 30, 2010, we made aggregate contributions of $11 million to our U.S. and international pension and post-retirement benefit plans.  Our funding assumptions for the U.S. pension plans assume no significant change with regard to demographics, legislation, plan provisions, or actuarial assumptions or methods to determine the estimated funding requirements.

We had net liabilities related to unrecognized tax benefits of $74 million at June 30, 2010 and $76 million at December 31, 2009.  At June 30, 2010, we anticipate that these liabilities may decrease by $22 million within the next 12 months.

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

The Bankruptcy Court entered a final order providing full access to the $400 million DIP Credit Facility on April 29, 2009.  On May 4, 2009, we used $85 million of the $250 million term loan and used the proceeds together with cash on hand to fund the $86 million “roll up” of certain outstanding secured amounts owed to certain lenders under the 2007 Credit Facility as approved by the final order.

On February 9, 2010, the Bankruptcy Court gave interim approval of the Amended DIP Credit Facility by and among the Debtors, Citibank N.A. and the other lenders party thereto (collectively the “Loan Syndicate”).  The Amended DIP Credit Facility replaced the DIP Credit Facility.  The Amended DIP Credit Facility provides for a first priority and priming secured  revolving and term loan credit commitment of up to an aggregate of $450 million comprising a $300 million term loan and a $150 million revolving credit facility.  The Amended DIP Credit Facility matures on the earliest of 364 days after the closing, the effective date of a plan of reorganization or the date of termination in whole of the Commitments (as defined in the credit agreement governing the Amended DIP Credit Facility).  The proceeds of the term loan under the Amended DIP Credit Facility were used, among other things, to refinance the obligations outstanding under the previous DIP Credit Facility and provide working capital for general corporate purposes.  The Amended DIP Credit Facility provided a substantial reduction in our costs through reductions in interest spread and avoidance of the extension fees payable under the DIP Credit Facility in February and May 2010.  The Amended DIP Credit Facility closed on February 12, 2010 with the drawings of the $300 million term loan.  On February 18, 2010, the Bankruptcy Court entered an order approving the Amended DIP Credit Facility, which order became final by its terms on February 18, 2010.

The Amended DIP Credit Facility resulted in a substantial modification for certain lenders within the loan syndicate given the reduction in their commitments as compared to the DIP Credit Facility.  Accordingly, the Company recognized a $13 million charge for the six months ended June 30, 2010 for the early extinguishment of debt resulting from the write-off of deferred financing costs and the incurrence of fees payable to lenders under the DIP Credit Facility.  The Company also incurred $5 million of debt issuance costs related to the Amended DIP Credit Facility for the six months ended June 30, 2010.

The Amended DIP Credit Facility is secured by a super-priority lien on substantially all of our U.S. assets, including (i) cash (ii) accounts receivable; (iii) inventory; (iv) machinery, plant and equipment; (v) intellectual property; (vi) pledges of the equity of first tier subsidiaries; and (vii) pledges of debt and other instruments.  Availability of credit is equal to (i) the lesser of (a) the Borrowing Base (as defined below) and (b) the effective commitments under the Amended DIP Credit Facility minus (ii) the aggregate amount of the DIP Loans and any undrawn or unreimbursed Letters of Credit.  The Borrowing Base is the sum of (i) 80% of the Debtors’ eligible accounts receivable, plus (ii) the lesser of (a) 85% of the net orderly liquidation value percentage (as defined in the Amended DIP Credit Facility) of the Debtors’ eligible inventory and (b) 75% of the cost of the Debtors’ eligible inventory, plus (iii) $275 million, less certain reserves determined in the discretion of the Administrative Agent to preserve and protect the value of the collateral.  As of June 30, 2010, extensions of credit outstanding under the Amended DIP Credit Facility consisted of the $299 million term loan (net of an original issue discount of $1 million) and letters of credit of $24 million.

On July 27, 2010, we entered into Amendment No. 1 of the Amended DIP Credit Facility that provided for, among other things, the consent of our DIP lenders to (a) file a voluntary Chapter 11 petition for Chemtura Canada Co./Cie (“Chemtura Canada”) without resulting in a default of the Amended DIP Credit Facility and without requiring that Chemtura Canada be added as a guarantor under the Amended DIP Credit Facility; (b) make certain intercompany advances to Chemtura Canada and allow Chemtura Canada to pay intercompany obligations to Crompton Financial Holdings, (c) sell our natural sodium sulfonates and oxidized petrolatums business, (d) settle claims against BioLab, Inc. and Great Lakes Chemical Company relating to a fire that occurred at BioLab, Inc.’s warehouse in Conyers, Georgia and (e) settle claims arising under the asset purchase agreement between us and PMC Biogenix, Inc. pursuant to which we sold our oleochemicals business and certain related assets to PMC Biogenix, Inc.

Borrowings under the DIP Credit Facility term loans and the $64 million revolving credit facility bore interest at a rate per annum equal to, at our election, (i) 6.5% plus the Base Rate (defined as the higher of (a) 4%; (b) Citibank N.A.’s published rate; or (c) the Federal Funds rate plus 0.5%) or (ii) 7.5% plus the Eurodollar Rate (defined as the higher of (a) 3% or (b) the current LIBOR rate adjusted for reserve requirements).  Borrowings under the $86 million revolving facility bore interest at a rate per annum equal to, at our election, (i) 2.5% plus the Base Rate or (ii) 3.5% plus the Eurodollar Rate.  Additionally, we were obligated to pay an unused commitment fee of 1.5% per annum on the average daily unused portion of the revolving credit facilities and a letter of credit fee on the average daily balance of the maximum daily amount available to be drawn under Letters of Credit equal to the applicable margin above the Eurodollar Rate applicable for borrowings under the applicable revolving credit facility.  Certain fees were payable to the lenders upon the reduction or termination of the commitment and upon the substantial consummation of a plan of reorganization as described more fully in the DIP Credit Facility including an exit fee payable to the Lenders of 2% of “roll-up” commitments and 3% of all other commitments.  These fees which amounted to $11 million were paid upon the funding of the term loan under the Amended DIP Credit Facility.

Borrowings under the Amended DIP Credit Facility term loan bear interest at a rate per annum equal to, at our election, (i) 3.0% plus the Base Rate (defined as the higher of (a) 3%; (b) Citibank N.A.’s published rate; or (c) the Federal Funds rate plus 0.5%) or (ii) 4.0% plus the Eurodollar Rate (defined as the higher of (a) 2% or (b) the current LIBOR rate adjusted for reserve requirements).  Borrowings under the $150 million revolving facility bear interest at a rate per annum equal to, at our election, (i) 3.25% plus the Base Rate or (ii) 4.25% plus the Eurodollar Rate.  Additionally, we pay an unused commitment fee of 1.0% per annum on the average daily unused portion of the revolving facilities and a letter of credit fee on the average daily balance of the maximum daily amount available to be drawn under Letters of Credit equal to the applicable margin above the Eurodollar Rate applicable for borrowings under the applicable revolving 2007 Credit Facility.

Our obligations as borrower under the Amended DIP Credit Facility are guaranteed by our U.S. subsidiaries who are Debtors in the Chapter 11 cases, which own substantially all of our U.S. assets.  The obligations must also be guaranteed by each of our subsidiaries that become party to the Chapter 11 cases, subject to specified exceptions.

All amounts owing by us and the guarantors under the Amended DIP Credit Facility and certain hedging arrangements and cash management services are secured, subject to a carve-out as set forth in the Amended DIP Credit Facility (the “Carve-Out”), for professional fees and expenses (as well as other fees and expenses customarily subject to such Carve-Out), by (i) a first priority perfected pledge of (a) all notes owned by us and the guarantors and (b) all capital stock owned by us and the guarantors (subject to certain exceptions relating to their respective foreign subsidiaries) and (ii) a first priority perfected security interest in all other assets owned by us and the guarantors, in each case, junior only to liens as set forth in the Amended DIP Credit Facility and the Carve-Out.

The Amended DIP Credit Facility requires us to meet certain financial covenants including the following: (a) minimum cumulative monthly earnings before interest, taxes, and depreciation (“EBITDA”), after certain adjustments, on a consolidated basis; (b) a maximum variance of the weekly cumulative cash flows of the Debtors, compared to an agreed upon forecast; (c) minimum borrowing availability of $20 million; and (d) maximum quarterly capital expenditures.  In addition, the Amended DIP Credit Facility, as did the DIP Credit Facility, contains covenants which, among other things, limit the incurrence of additional debt, operating leases, issuance of capital stock, issuance of guarantees, liens, investments, disposition of assets, dividends, certain payments, mergers, change of business, transactions with affiliates, prepayments of debt, repurchases of stock and redemptions of certain other indebtedness and other matters customarily restricted in such agreements.  As of June 30, 2010, we were in compliance with the covenant requirements of the Amended DIP Credit Facility.

The Amended DIP Credit Facility contains events of default, including, among others, payment defaults and breaches of representations and warranties (such as non-compliance with covenants and the existence of a material adverse effect (as defined in the agreement)).

The Company has standby letters of credit and guarantees with various financial institutions.  Any additional drawings of letters of credit issued under the 2007 Credit Facility will be classified as liabilities subject to compromise in the Consolidated Balance Sheet.  At June 30, 2010, the Company had $35 million of outstanding letters of credit and guarantees primarily related to liabilities for environmental remediation, vendor deposits, insurance obligations and European value added tax obligations.  Under the Amended DIP Credit Facility letter of credit sub-facility, $24 million were issued.  The Company also had $16 million of third party guarantees at June 30, 2010 for which it has reserved $2 million at June 30, 2010, which represents the probability weighted fair value of these guarantees.

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts and disclosures reported in the Consolidated Financial Statements and accompanying notes.  Our estimates are based on historical experience and currently available information.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies footnote in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2009 describe the critical accounting estimates and accounting policies used in preparation of the Consolidated Financial Statements.  Actual results in these areas could differ from management’s estimates.  There have been no significant changes in our critical accounting estimates during the six month period ended June 30, 2010, with the exception of the liabilities subject to compromise in the Chapter 11 cases.

Liabilities Subject to Compromise

Our Consolidated Financial Statements include, as liabilities subject to compromise, certain pre-petition liabilities generally subject to an automatic bankruptcy stay that were recorded in our Consolidated Balance Sheets at the time of our Chapter 11 filings with the exception of those items approved by the Bankruptcy Court to be settled.  In addition, we also reflected as liabilities subject to compromise estimates of expected allowed claims relating to liabilities for rejected and repudiated executory contracts and real property leases, environmental, litigation, accounts payable and accrued liabilities, debt and other liabilities.  These expected allowed claims require us to estimate the likely claim amount that will be allowed by the Bankruptcy Court prior to the Bankruptcy Court’s ruling on the individual claims.  These estimates are based on reviews of claimants’ supporting material, obligations to mitigate such claims, and our assessments.  We expect that our estimates, although based on the best available information, will change due to actions of the Bankruptcy Court, better information becoming available, negotiations, rejection or repudiation of executory contracts and real property leases, and the determination as to the value of any collateral securing claims, proofs of claim or other events.  See Note 21 – Legal Proceedings and Contingencies in the Notes to the Consolidated Financial Statements for further discussion of our Chapter 11 claims assessment.  See Note 16 – Pension and Other Post-Retirement Benefit Plans in the Notes to the Consolidated Financial Statements for further discussion on changes in our post-retirement health care plans.

Carrying Value of Goodwill and Long-Lived Assets

We have elected to perform our annual goodwill impairment procedures for all of our reporting units in accordance with ASC Subtopic 350-20, Intangibles – Goodwill and Other - Goodwill (“ASC 350-20”) as of July 31 of each year, or sooner, if events occur or circumstances change that could reduce the fair value of a reporting unit below its carrying value.

Our cash flow projections, used to estimate the fair value of our reporting units, are based on subjective estimates.  Although we believe that our projections reflect our best estimates of the future performance of our reporting units, changes in estimated revenues or operating margins could have an impact on the estimated fair values.  Any increases in estimated reporting unit cash flows would have had no impact on the carrying value of that reporting unit.  However, a decrease in future estimated reporting unit cash flows could require us to determine whether recognition of a goodwill impairment charge was required.  The assessment is required to be performed in two steps; step one to test for a potential impairment of goodwill and, if potential impairments are identified, step two to measure the impairment loss through a full fair valuing of the assets and liabilities of the reporting unit utilizing the acquisition method of accounting.

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

The financial performance of certain reporting units was negatively impacted versus expectations due to the cold and wet weather conditions during the first half of 2009.  This fact along with the macro economic factors cited above, resulted in the Company concluding it was appropriate to perform a goodwill impairment review as of June 30, 2009.  The Company used the updated projections in their long-range plan to compute estimated fair values of its reporting units.  These projections indicated that the estimated fair value of the Consumer Performance Products reporting unit was less than its carrying value.  Based on the Company’s preliminary analysis, an estimated goodwill impairment charge of $37 million was recorded for this reporting unit in the second quarter of 2009 (representing the remaining goodwill in this reporting unit).  Due to the complexity of the analysis which involves completion of fair value analyses and the resolution of certain significant assumptions, the Company finalized this goodwill impairment charge in the third quarter of 2009.

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

For the six months ended June 30, 2010, our consolidated performance was in line with expectations, while the performance of our Chemtura AgroSolutionsTM reporting unit was below expectations.  However, the longer-term forecasts for this reporting unit are still sufficient to support its level of goodwill.  As such, we concluded that no circumstances exist that would more likely than not reduce the fair value of any of our reporting units below their carrying amount and an interim impairment test was not considered necessary as of June 30, 2010.  However, if the operating profit for each year within the longer-term forecasts was assumed to be approximately 22% lower, the carrying value of the Chemtura AgroSolutionsTM reporting unit would be equivalent to the estimated fair value and the Company would then determine whether recognition of a goodwill impairment charge would be required.

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

Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

•	The ability to complete a restructuring of our balance sheet;
•	The ability to have the Bankruptcy Court approve motions required to sustain operations during the Chapter 11 cases;
•	The uncertainties of the Chapter 11 restructuring process including the potential adverse impact on our operations, management, employees and the response of our customers;
•	Our estimates of the cost to settle proofs of claim presented in the Chapter 11 cases;
•	The ability to confirm and consummate a Chapter 11 Plan;
•	The ability to be compliant with our debt covenants or obtain necessary waivers and amendments;
•	The ability to reduce our indebtedness levels;
•	General economic conditions;
•	Significant international operations and interests;
•	The ability to obtain increases in selling prices to offset increases in raw material and energy costs;
•	The ability to retain sales volumes in the event of increasing selling prices;
•	The ability to absorb fixed cost overhead in the event of lower volumes;
•	Pension and other post-retirement benefit plan assumptions;
•	The ability to improve profitability in our Industrial Engineered Products segment as the general economy recovers from the recession;
•	The ability to implement the El Dorado, Arkansas restructuring program;
•	The ability to obtain growth from demand for petroleum additive, lubricant and agricultural product applications;
•
The ability to restore profitability in our Chemtura AgroSolutionsTM as demand conditions recover in the agrochemical market.  Additionally, the Chemtura AgroSolutionsTM is dependent on disease and pest conditions, as well as local, regional, regulatory and economic conditions;

•	The ability to sell methyl bromide due to regulatory restrictions;
•	Changes in weather conditions which could adversely affect the seasonal selling cycles in both our Consumer Performance Products and Chemtura AgroSolutionsTM;
•	Changes in the availability and/or quality of our energy and raw materials;
•	The ability to collect our outstanding receivables;
•	Changes in interest rates and foreign currency exchange rates;
•	Changes in technology, market demand and customer requirements;
•	The enactment of more stringent U.S. and international environmental laws and regulations;
•	The ability to realize expected cost savings under our restructuring plans, Six Sigma and Lean manufacturing initiatives;
•	The ability to recover our deferred tax assets;
•	The ability to support the goodwill and long-lived assets related to our businesses; and
•	Other risks and uncertainties detailed in Item 1A. Risk Factors in our filings with the Securities and Exchange Commission.

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

The fair market value of long-term debt is subject to interest rate risk.  Our total debt amounted to $1,495 million at June 30, 2010.  The fair market value of such debt as of June 30, 2010 was $1,618 million, which has been determined primarily based on quoted market prices.

There have been no other significant changes in market risk during the six months ended June 30, 2010.

ITEM 4.  Controls and Procedures

(a) Disclosure Controls and Procedures

As of June 30, 2010, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

See Note 21 – Legal Proceedings and Contingencies in the Notes to Consolidated Financial Statements for a description of our legal proceedings.

ITEM 1A.  Risk Factors

The following represents an update to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 as amended.  Investors are encouraged to review those risk factors in detail as well as the risk factors discussed in this Item 1A before making any investment in the Company’s securities.

 Risks Related to Our Businesses

The cyclical nature of the chemicals industry causes significant fluctuations in our results of operations and cash flows.

Our historical operating results reflect the cyclical and volatile nature of the supply and demand balance of the chemicals industry.  The chemicals industry has experienced alternating periods of inadequate capacity and supply, allowing prices and profit margins to increase, followed by periods when substantial capacity is added, resulting in oversupply, overcapacity, corresponding declining utilization rates and, ultimately, declining prices and profit margins.  Some of the markets in which our customers participate, such as the automotive, electronics and building and construction industries, are cyclical in nature, thus posing a risk to us that is beyond our control.  These markets are highly competitive, are driven to a large extent by end-use markets and may experience overcapacity, all of which may affect demand for and pricing of our products and result in volatile operating results and cash flows over our business cycle.  Future growth in product demand may not be sufficient to utilize current or future capacity.  Excess industry capacity may continue to depress our volumes and margins on some products.  Our operating results, accordingly, may be volatile as a result of excess industry capacity, as well as from rising energy and raw materials costs.

Increases in the price of the raw materials or energy utilized for our products may have a material adverse effect on our operating results.

We purchase significant amounts of raw materials and energy for our businesses.  The cost of these raw materials and energy, in the aggregate, represents a substantial portion of our operating expenses.  The prices and availability of the raw materials we utilize vary with market conditions and may be highly volatile.  Over the past few years, we have experienced significant cost increases in purchases of petrochemicals, tin, soybean oil, other raw materials and, our primary energy source, natural gas which has had a negative impact on our operating results.

Although we have attempted, and will continue to attempt, to match increases in the prices of raw materials or energy with corresponding increases in product prices, we may not be able to immediately raise product prices, if at all.  Ultimately, our ability to pass on increases in the cost of raw materials or energy to customers is highly dependent upon market conditions.  Specifically, there is a risk that raising prices charged to our customers could result in a loss of sales volume.  In the past, we have not always been able to pass on increases in the prices of raw materials and energy to our customers, in whole or in part, and there will likely be periods in the future when we will not be able to pass on these price increases.  Reactions by our customers and competitors to our price increases could cause us to reevaluate and possibly reverse such price increases, which may raise our operating expenses and negatively affect operating results.

Any disruption in the availability of the raw materials or energy utilized for our products may have a material adverse effect on our operating results.

Across our businesses, there are a limited number of suppliers for some of our raw materials and utilities and, in some cases, the number of sources for and availability of raw materials and utilities is specific to the particular geographic region in which a facility is located. It is also common in the chemical industries for a facility to have a sole, dedicated source for its utilities, such as steam, electricity and gas. Having a sole or limited number of suppliers may result in our having limited negotiating power, particularly during times of rising raw material costs. Even where we have multiple suppliers for a raw material or utility, these suppliers may not make up for the loss of a major supplier. Moreover, any new supply agreements we enter into may not have terms as favorable as those contained in our current supply agreements. For some of our products, the facilities or distribution channels of raw material and utility suppliers and our production facilities form an integrated system, which limits our ability to negotiate favorable terms in supply agreements.

In addition, as part of an increased trend towards vertical integration in the chemicals industry, other chemical companies are purchasing raw material suppliers.  This is further reducing the available suppliers for certain raw materials.

If one or more of our significant raw material or utility suppliers were unable to meet its obligations under present supply arrangements, raw materials become unavailable within the geographic area from which they are now sourced, or supplies are otherwise constrained or disrupted, our businesses could be forced to incur increased costs for our raw materials or utilities, which would have a direct negative impact on plant operations and may adversely affect our results of operations and financial condition.

Decline in general economic conditions and other external factors may adversely impact our operations.

External factors, including domestic and global economic conditions, international events and circumstances, competitor actions and government regulation, are beyond our control and can cause fluctuations in demand and volatility in the prices of raw materials and other costs that can intensify the impact of economic cycles on our operations.  We produce a broad range of products that are used as additives and components in other products in a wide variety of end-use markets.  As a result, our products may be negatively impacted by supply and demand instability in other industries and the effects of that instability on supply chain participants.  Economic and political conditions in countries in which we operate may also adversely impact our operations.  For example, some countries in Central and Eastern Europe have been particularly adversely affected by the recent global financial crisis, and rising government deficits and debt levels, protracted credit market tightness and other challenging European market conditions have negatively affected, and could continue to negatively affect, our businesses.  Although our diversified product portfolio and international presence lessen our dependence on a single market and exposure to economic conditions or political instability in any one country or region, our businesses are nonetheless sensitive to changes in economic conditions.  Accordingly, financial crises and economic downturns anywhere in the world could adversely affect our results of operations, cash flow and financial condition.

Competition may adversely impact our results of operations.

We face significant competition in many of the markets in which we operate due to the trend toward global expansion and consolidation by competitors.  Some of our existing competitors are larger than we are and may have more resources and better access to capital markets to facilitate continued expansion or new product development.  Additionally, some of our competitors have greater product range and distributional capability than we do for certain products and in specific regions.  We also expect that we will continue to face new competitive challenges as well as additional risks inherent in international operations in developing regions. We are susceptible to price competition in certain markets in which customers are sensitive to changes in price.  At the same time, we also face downward pressure on prices from industry overcapacity and lower cost structures in certain businesses.  The further use and introduction of generic and alternative products by our competitors may result in increased competition and could require us to reduce our prices and take other steps to compete effectively.  These measures could negatively affect our financial condition, results of operations and cash flows.  Alternatively, if we were to increase prices in response to this competition, the reactions of our competitors and customers to such price increases could cause us to reevaluate and possibly reverse such price increases or risk a loss in sales volumes.

Our inability to register our products in member states of the European Union under the REACh legislation may lead to some restrictions or cancellations of registrations, which could impact our ability to manufacture and sell certain products.

In December 2006, the European Union signed the Registration, Evaluation and Authorization of Chemicals (“REACh”) legislation.  This legislation requires chemical manufacturers and importers in the European Union to demonstrate the safety of the chemical substances contained in their products via a substance registration process.   The full REACh registration process will be phased in over the next ten years.  The registration process will require capital and resource commitments to compile and file comprehensive chemical dossiers regarding the use and attributes of each chemical substance manufactured or imported by Chemtura and will require us to perform chemical safety assessments.  Successful Registration under REACh will be a functional prerequisite to the continued sale of our products in the European Union market.  Thus, REACh presents a risk to the continued sale of our products in the European Union should we be unable or unwilling to complete the registration process or if the European Union seeks to ban or materially restrict the production or importation of the chemical substances used in our products.

Adverse weather or economic conditions could materially affect our results of operations.

Sales volumes for the products in Chemtura AgroSolutions™, like all agricultural products, are subject to the sector’s dependency on weather, disease and pest infestation conditions.  Adverse weather conditions in a particular region could materially adversely affect Chemtura AgroSolutions™.  Additionally, our AgroSolutions™ products are typically sold pursuant to contracts with extended payment terms in Latin America and Europe.  Customary extended payment periods, which are tied to particular crop growing cycles, render Chemtura AgroSolutions™ susceptible to losses from receivables during economic downturns and may adversely affect our results of operations and cash flows.

Our pool and spa products in our Consumer segment are primarily used in swimming pools and spas.  Demand for these products is influenced by a variety of factors, including seasonal weather patterns.  An adverse change in weather patterns, such as the unseasonably cold and wet summers in the United States in 2008 and 2009, could negatively affect the demand for, and profitability, of our pool and spa products.

Demand for Chemtura AgroSolutions™  products is affected by governmental policies.

Demand for our Chemtura AgroSolutions™ products is also influenced by the agricultural policies of governments and regulatory authorities, particularly in developing countries in Asia and Latin America, where we conduct business.  Moreover, changes in governmental policies or product registration requirements could have an adverse impact on our ability to market and sell our products.

Current and future litigation, governmental investigations, prosecutions and administrative claims, including antitrust-related governmental investigations and lawsuits, could harm our financial condition, results of operations and cash flows.

We have been involved in several significant lawsuits and claims relating to environmental and chemical exposure matters, and may in the future be involved in similar litigation.  Additionally, we are routinely subject to other civil claims, litigation and arbitration and regulatory investigations arising in the ordinary course of our business as well as with respect to our divested businesses.  Some of these claims and lawsuits relate to product liability claims, including claims related to current and former products and asbestos-related claims concerning the premises and historic products of us and our predecessors.  We could become subject to additional claims.  An adverse outcome of these claims could have a materially adverse effect on our business, financial conditions, results of operations and cash flows.

We have also been involved in a number of governmental investigations, prosecutions and administrative claims in the past, including antitrust-related governmental investigations and civil lawsuits, and may in the future be subject to similar claims.  Additionally, we have incurred and could again incur expenses in connection with antitrust-related matters, including expenses related to our cooperation with governmental authorities and defense-related civil lawsuits.  For a discussion of the resolution of the diacetyl claims and the amounts accrued for claims, litigation and environmental liabilities, see Note 21 - Legal Proceedings and Contingencies in the Notes to the Consolidated Financial Statements.

Environmental, health and safety regulation matters could have a negative impact on our results of operations and cash flows.

We are subject to extensive federal, state, local and foreign environmental, health and safety laws and regulations concerning, among other things, emissions in the air, discharges to land and water and the generation, handling, treatment and disposal of hazardous waste and other materials.  Our operations entail the risk of violations of those laws and sanctions for violations such as clean-up and removal costs, long-term monitoring and maintenance costs, costs of waste disposal, natural resource damages and payments for property damage and personal injury.  Although it is our policy to comply with such laws and regulations, it is possible that we have not been or may not be at all times in compliance with all of these requirements.

Additionally, these requirements, and enforcement of these requirements, may become more stringent in the future.  The ultimate additional cost of compliance with any such requirements could be material.  Non-compliance could subject us to material liabilities such as government fines or orders, criminal sanctions, third-party lawsuits, remediations and settlements, the suspension, modification or revocation of necessary permits and licenses, or the suspension of non-compliant operations.  We may also be required to make significant site or operational modifications at substantial cost.  Future regulatory or other developments could also restrict or eliminate the use of, or require us to make modifications to, our products, packaging, manufacturing processes and technology, which could have a significant adverse impact on our financial condition, results of operations and cash flows.

At any given time, we may be involved in claims, litigation, administrative proceedings, settlements and investigations of various types in a number of jurisdictions involving potential environmental liabilities, including clean-up costs associated with hazardous waste disposal sites, natural resource damages, property damage, personal injury and regulatory compliance or non-compliance.  The resolution of these environmental matters could have a material adverse effect on our results of operations and cash flows.

Recent federal regulations aimed at increasing security at certain chemical production plants and similar legislation that may be proposed in the future could require us to enhance plant security and to alter or discontinue our production of certain chemical products, thereby increasing our operating costs and causing an adverse effect on our results of operations.

Regulations have recently been issued by the US Department of Homeland Security (“DHS”) aimed at decreasing the risk, and effects, of potential terrorist attacks on chemical plants located within the United States. Pursuant to these regulations, these goals would be accomplished in part through the requirement that certain high-priority facilities develop a prevention, preparedness, and response plan after conducting a vulnerability assessment. In addition, companies may be required to evaluate the possibility of using less dangerous chemicals and technologies as part of their vulnerability assessments and prevention plans and implementing feasible safer technologies in order to minimize potential damage to their facilities from a terrorist attack. Certain of our sites are subject to these regulations and we cannot state at this time with certainty the costs associated with any security plans that DHS may require. These regulations may be revised further, and additional legislation may be proposed in the future on this topic. It is possible that such future legislation could contain terms that are more restrictive than what has recently been passed and which would be more costly to us. We cannot predict the final form of currently pending legislation, or other related legislation that may be passed and can provide no assurance that such legislation will not have an adverse effect on our results of operations in a future reporting period.  In addition, the failure to comply with these regulations could result in liability to us for any subsequent damages.

We operate on an international scale and are exposed to risks in the countries in which we have significant operations or interests.  Changes in foreign laws and regulatory requirements, export controls or international tax treaties could adversely affect our results of operations and cash flows.

We are dependent, in large part, on the economies of the countries in which we manufacture and market our products.  Of our 2009 net sales, 49% were to customers in the United States and Canada, 31% to Europe and Africa, 15% to the Asia/Pacific region and 5% to Latin America.  As of June 30, 2010, our net property, plant and equipment were located as follows: 66% in the United States and Canada, 27% in Europe and Africa, 5% in the Asia/Pacific region and 2% in Latin America.

The economies of countries in these areas are in different stages of socioeconomic development.  Consequently, we are exposed to risks from changes in foreign currency exchange rates, interest rates, inflation, governmental spending, social instability and other political, economic or social developments that may materially adversely affect our financial condition, results of operations and cash flows.

We may also face difficulties managing and administering an internationally dispersed business.  In particular, the management of our personnel across several countries can present logistical and managerial challenges.  Additionally, international operations present challenges related to operating under different business cultures and languages.  We may have to comply with unexpected changes in foreign laws and regulatory requirements, which could negatively impact our operations and ability to manage our global financial resources.  Export controls or other regulatory restrictions could prevent us from shipping our products into and from some markets.  Moreover, we may not be able to adequately protect our trademarks and other intellectual property overseas due to uncertainty of laws and enforcement in a number of countries relating to the protection of intellectual property rights.  Changes in tax regulation and international tax treaties could significantly reduce the financial performance of our foreign operations or the magnitude of their contributions to our overall financial performance.

If we fail to establish and maintain adequate internal controls over financial reporting, we may not be able to report our financial results in a timely and reliable manner, which could harm our business and impact the value of our securities.

We depend on our ability to produce accurate and timely financial statements in order to run our business. If we fail to do so, our business could be negatively affected and our independent registered public accounting firm may be unable to attest to the accuracy of our financial statements and effectiveness of our internal controls, as required by Section 404 of the Sarbanes-Oxley Act.  Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. If we cannot provide reliable financial reports and effectively prevent fraud, our reputation and operating results could be harmed.  Even effective internal controls have inherent limitations including the possibility of human error, the circumvention or overriding of controls, or fraud.  Therefore even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting in future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement, including with respect to income tax accounts and international customer incentive, commission and promotional payment practices.  We have completed the previously disclosed review of various customer incentive, commission and promotional payment practices of the Chemtura AgroSolutions™ segment (formerly known as Crop Protection Engineered Products) in its Europe, Middle East and Africa region (the “EMEA Region”).  The review was conducted under the oversight of the Audit Committee of the Board of Directors and with the assistance of outside counsel and forensic accounting consultants.  As disclosed previously, the review found evidence of various suspicious payments made to persons in certain Central Asian countries and of activity intended to conceal the nature of those payments. The amounts of these payments were reflected in our books and records but were not recorded appropriately. In addition, the review found evidence of payments that were not recorded in a transparent manner, including payments that were redirected to persons other than the customer, distributor or agent in the particular transaction. None of these payments were subject to adequate internal control. We have strengthened our worldwide internal controls relating to customer incentives and sales agent commissions and enhanced our global policy prohibiting improper payments, which contemplates, among other things, that we monitor our international operations.  Such monitoring may require that we investigate allegations of possible improprieties relating to transactions and the way in which such transactions are recorded.  We have severed our relationship with all of the sales agents, and the employees responsible for the suspicious payments no longer are, or by the end of the year, no longer will be our employees.  We cannot reasonably estimate the nature or amount of monetary or other sanctions, if any, that might be imposed as a result of the review.

If we fail to remedy these deficiencies or otherwise fail to maintain adequate internal controls, including any failure to implement new or improved controls, or if we experience difficulties in their implementation, we could fail to meet our reporting obligations, and there could be a material adverse effect on our business and financial results.  In the event that our current control practices deteriorate, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our securities may be adversely affected.

Our results of operations are subject to exchange rate and other currency risks.  A significant movement in exchange rates could adversely impact our results of operations.

Significant portions of our businesses are conducted in currencies other than the U.S. dollar.  Accordingly, foreign currency exchange rates affect our operating results.  Effects of exchange rate fluctuations upon our future operating results cannot be predicted because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates.  We face risks arising from the imposition of exchange controls and currency devaluations.  Exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or businesses located in or conducted within a country imposing controls.  In certain foreign countries, some components of our cost structure are denominated in U.S. dollars while our revenues are denominated in the local currency. In those cases, currency devaluation could adversely impact our operating margins.

We are dependent upon a trained, dedicated sales force, the loss of which could materially affect our operations.

Many of our products are sold and supported through dedicated staff and specifically trained personnel.  The loss of this sales force due to market our Chapter 11 proceedings, or other conditions could affect our ability to sell and support our products effectively, which could have an adverse effect on our results of operations.

A drilling moratorium in the U.S. Gulf of Mexico in response to the current oil spill in the Gulf of Mexico, could adversely affect our flame retardants business.

As has been widely reported, on April 20, 2010, a fire and explosion occurred onboard the semisubmersible drilling rig Deepwater Horizon, leading to the oil spill currently affecting the Gulf of Mexico. In response to this incident, the Minerals Management Service (now known as the Bureau of Ocean Energy Management, Regulation and Enforcement, or "BOE") of the U.S. Department of the Interior issued a notice on May 30, 2010 implementing a six-month moratorium on certain drilling activities in the U.S. Gulf of Mexico. Implementation of the moratorium was blocked by a U.S. district court, which was subsequently affirmed on appeal, but on July 12, 2010, the BOE issued a new moratorium that applies to deep-water drilling operations that use subsea blowout preventers or surface blowout preventers on floating facilities. The new moratorium will last until November 30, 2010, or until such earlier time that the BOE determines that deep-water drilling operations can proceed safely.

Our flame retardants business produces products which are used in older drilling rigs in the Gulf of Mexico.  While this business had already experienced decreased demand for products used in deep sea drilling for oil and gas for some time due to reduced rig count in the Gulf of Mexico due to high natural gas inventories.  The temporary moratorium on drilling in the Gulf of Mexico will likely delay any recovery in demand for these products.

Production facilities are subject to operating risks that may adversely affect our financial condition, results of operations and cash flows.

We are dependent on the continued operation of our production facilities.  Such production facilities are subject to hazards associated with the manufacturing, handling, storage and transportation of chemical materials and products, including pipeline leaks and ruptures, explosions, fires, inclement weather and natural disasters, terrorist attacks, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, remediation complications, chemical spills, discharges or releases of toxic or hazardous gases, storage tank leaks and other environmental risks.  These hazards can cause personal injury and loss of life, severe damage to, or destruction of, property and equipment and environmental damage, fines, civil or criminal penalties and liabilities.  The occurrence of these events may disrupt production which could have an adverse effect on the production and profitability of a particular manufacturing facility and our business, financial condition, results of operations and cash flows.

Our businesses depend upon many proprietary technologies, including patents, licenses and trademarks.  Our competitive position could be adversely affected if we fail to protect our patents or other intellectual property rights or if we become subject to claims that we are infringing upon the rights of others.

Our intellectual property is of particular importance for a number of the specialty chemicals that we manufacture and sell.  The trademarks and patents that we own may be challenged, and because of such challenges, we could eventually lose our exclusive rights to use and enforce such proprietary technologies and marks, which would adversely affect our competitive position and results of operations.  We are licensed to use certain patents and technology owned by other companies, including foreign companies, to manufacture products complementary to our own products.  We pay royalties for these licenses in amounts not considered material, in the aggregate, to our consolidated results.  We cannot assure you that such licensors will adequately maintain or protect or enforce such licensed technology, or that such licenses will continue to be available on current terms, which may impair our ability to offer certain products and may require us to seek licenses on less favorable terms.

In connection with our introduction and development of the Chemtura AgroSolutions™ brand, we have filed applications to register the Chemtura AgroSolutions™ trademark.  In April 2010, a third party filed an opposition to one such filing in the United States for the registration of the Chemtura AgroSolutions™ mark in connection with agricultural herbicides and pesticides.  If such opposition is successful, we may be unable to prevent competitors from using marks similar to Chemtura AgroSolutions™ in the United States, and may be subject to further challenges which may prevent us from using the Chemtura AgroSolutions™ mark in the United States.

We also rely on unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain our competitive position.  Although it is our policy to enter into confidentiality agreements with our employees and third parties to restrict the use and disclosure of trade secrets and proprietary know-how, those confidentiality agreements may be breached.  Additionally, adequate remedies may not be available in the event of an unauthorized use or disclosure of such trade secrets and know-how, and others could obtain knowledge of such trade secrets through independent development or other access by legal means.  The failure of our patents, trademarks or confidentiality agreements to protect our processes, apparatuses, technology, trade secrets or proprietary know-how and the brands under which we market and sell our products could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We cannot assure you that our products or methods do not infringe on the patents or other intellectual property rights of others.  Infringement and other intellectual claims or proceedings brought against us, whether successful or not, could result in substantial costs and harm our reputation. Such claims and proceedings can also distract and divert management and key personnel from other tasks important to the success of our business.  In addition, intellectual property litigation or claims could force us to do one or more of the following:

•	cease selling products that contain asserted intellectual property;

•	pay substantial damages for past use of the asserted intellectual property;

•	obtain a license from the holder of the asserted intellectual property, which may not be available on reasonable terms; and

•	redesign or rename, in the case of trademark claims, our products to avoid infringing the rights of third parties.

Such requirements could adversely affect our revenue, increase costs, and harm our financial condition.

Our patents may not provide full protection against competing manufacturers outside of the United States, the European Union countries and certain other developed countries.  Weaker protection may adversely impact our sales and results of operations.

In some of the countries in which we operate, such as China, the laws protecting patent holders are significantly weaker than in the United States, countries in the European Union and certain other developed countries.  Weaker protection may assist competing manufacturers in becoming more competitive in markets in which they might not have otherwise been able to introduce competing products for a number of years.  In these regions, we, therefore, tend to rely more heavily upon trade secret and know-how protection, as applicable, rather than patents.  Additionally, for our Chemtura AgroSolutions™ products sold in China, we rely on regulatory protection of intellectual property provided by regulatory agencies, which may not provide us with complete protection against competitors.

An inability to remain technologically innovative and to offer improved products and services in a cost-effective manner could adversely impact our operating results.

Our operating results are influenced in part by our ability to introduce new products and services that offer distinct value to our customers.  For example, both our Chemtura AgroSolutions™ business and our organometallic specialties business seek to provide tailored products for customers’ often unique problems, which requires an ongoing level of innovation.  In many of the markets where we sell our products, the products are subject to a traditional product life cycle.  Even where we devote significant human and financial resources to develop new technologically advanced products and services, we may not be successful in these efforts.

Joint venture investments that we make could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and disputes between us and our joint venture partners.

A portion of our operations is conducted through certain ventures in which we share control with third parties. In these situations, we are not in a position to exercise sole decision-making authority regarding the facility, partnership, joint venture or other entity. Investments through partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that joint venture partners might become bankrupt, fail to fund their share of required capital contributions, make poor business decisions or block or delay necessary decisions. Joint venture partners may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor our joint venture partners would have full control over the partnership or joint venture. Disputes between us and our joint venture partners may result in litigation or arbitration that would increase our expenses and prevent the members of our management team from focusing their time and effort on our business. Consequently, action by, or disputes with, our joint venture partners might result in subjecting the facilities owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.  Our joint ventures’ unfunded and underfunded pension plans and post-retirement health care plans could adversely impact our financial condition, results of operations and cash flows.

Our unfunded and underfunded defined benefit pension plans and post-retirement welfare benefit plans could adversely impact our financial condition, results of operations and cash flows.

The cost of our defined benefit pension and post-retirement welfare benefit plans is incurred over long periods of time and involves many uncertainties during those periods of time.  Our funding policy for defined benefit pension plans is to accumulate plan assets that, over the long run, will approximate the present value of projected benefit obligations.  Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets.  Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets or in a change of the expected rate of return on plan assets.  Similarly, our post-retirement welfare benefit cost is materially affected by the discount rate used to measure these obligations, as well as by changes in the actual cost of providing these medical and other welfare benefits.

We have underfunded obligations under our U.S. tax-qualified defined benefit pension plans totaling approximately $249 million on a projected benefit obligation basis as of December 31, 2009.  We also have underfunded obligations under our U.K. defined benefit plan totaling approximately $46.  Further declines in the value of the plan investments or unfavorable changes in law or regulations that govern pension plan funding could materially change the timing and amount of required funding.  Additionally, we sponsor foreign and non-qualified U.S. pension plans under which there are substantial unfunded liabilities totaling approximately $145 million on a projected benefit obligation basis as of December 31, 2009.  Foreign regulatory authorities may seek to have us take responsibility for some portion of these obligations.  Mandatory funding contributions with respect to these obligations and potential unfunded benefit liability claims could have a material adverse effect on our financial condition, results of operations or future cash flows.  In addition, our actual costs with respect to our post-retirement welfare benefit plans could exceed our current actuarial projections.

We may be required to fund the pension plan of our U.K. subsidiary, which would have an adverse effect on our results of operations.

In addition, certain of the Debtors’ subsidiaries and affiliates sponsor pension plans in their respective countries that are or may be underfunded.  Non-Debtor Chemtura Manufacturing U.K. Limited (“CMUK”) sponsored the Great Lakes U.K. Limited Pension Plan (the “U.K. Pension Plan”), an occupational pension scheme that was established and participated in the U.K. Pension Plan in order to provide pensions and other benefits, most of which are defined benefits in nature based on pensionable salary.  The U.K. Pension Plan provides benefits to approximately 580 pensioners and 690 members entitled to deferred payment of defined benefits.  Although an actuarial valuation as of December 31, 2008 is still being finalized, the estimated funding deficit as of June 30, 2009, as measured in accordance with section 75 of the Pension Act of 1995 (U.K.) is approximately £95 million.

The Trustees of the UK Pension Plan (the “UK Pension Trustees”) have filed 27 contingent, unliquidated Proofs of Claim against each of the Debtors.  On July 8, 2010, the Debtors filed an objection seeking to disallow and expunge these proofs of claim.  We cannot assure you that the claims will be disallowed or that such claims would be treated as prepetition unsecured claims or that litigation will not ensue with respect to such claims in the Bankruptcy Court.  As a result, we may have exposure as a consequence of the UK Pension Plan’s liabilities, which could have a material adverse effect on our results of operations and financial condition.  Please see “Business—Litigation and Claims—UK Pension Plan.”

We are subject to risks associated with possible climate change legislation, regulation and international accords.

Greenhouse gas emissions have increasingly become the subject of a large amount of international, national, regional, state and local attention. Cap and trade initiatives to limit greenhouse gas emissions have been introduced in the European Union. Similarly, numerous bills related to climate change have been introduced in the U.S. Congress, which could adversely impact all industries. In addition, future regulation of greenhouse gas could occur pursuant to future international treaty obligations, statutory or regulatory changes, including under the Clean Air Act or new climate change legislation.

While not all are likely to become law, this is a strong indication that additional climate change related mandates will be forthcoming, and may adversely impact our costs by increasing energy costs and raw material prices and establishing costly emissions trading schemes and requiring modification of equipment.

A step toward potential federal restriction on greenhouse gas emissions was taken on December 7, 2009 when the Environmental Protection Agency (“EPA”) issued its Endangerment Finding in response to a decision of the Supreme Court of the United States. The EPA found that the emission of six greenhouse gases, including carbon dioxide (which is emitted from the combustion of fossil fuels), may reasonably be anticipated to endanger public health and welfare. Based on this finding, the EPA defined the mix of these six greenhouse gases to be “air pollution” subject to regulation under the Clean Air Act. Although the EPA has stated a preference that greenhouse gas regulation be based on new federal legislation rather than the existing Clean Air Act, many sources of greenhouse gas emissions may be regulated without the need for further legislation.

The U.S. Congress is considering legislation that would create an economy-wide “cap-and-trade” system that would establish a limit (or cap) on overall greenhouse gas emissions and create a market for the purchase and sale of emissions permits or “allowances.” Under the leading cap-and-trade proposals before Congress, the chemical industry likely would be affected due to anticipated increases in energy costs as fuel providers pass on the cost of the emissions allowances, which they would be required to obtain, to cover the emissions from fuel production and the eventual use of fuel by us or our energy suppliers. In addition, cap-and-trade proposals would likely increase the cost of energy, including purchases of steam and electricity, and certain raw materials used by us. Other countries are also considering or have implemented “cap-and-trade” systems. Future environmental regulatory developments related to climate change are possible, which could materially increase operating costs in the chemical industry and thereby increase our manufacturing and delivery costs.

In addition, it is presently unclear what effects, if any, changes in regional or global climate will have on our operations or results.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

Under GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment on July 31 of each year. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined, negatively impacting our results of operations.

We do not yet know all of the persons who will serve on our board of directors after the Emergence Date.

On the Emergence Date, our board of directors will consist of nine directors, one of whom will be the chief executive officer.  The Debtors, the committee of unsecured creditors (the “Creditors’ Committee”) and the ad hoc bondholders’ committee (the “Ad Hoc Bondholders’ Committee”) will establish a board selection committee to select eight members of the board of directors in addition to the chief executive officer.  The board selection committee, which will be advised by an independent search firm, will be charged with working together to try to reach consensus upon a list of proposed board members.  In the event, however, that consensus is not reached by the board selection committee, the Creditors’ Committee and the Ad Hoc Bondholders’ Committee shall, together, be entitled to designate six members of the board of directors and the Debtors will be entitled to designate two members.  Each designated member of the board of directors will meet minimum eligibility requirements consistent with service on the board of a public company of comparable size to Chemtura and the other Debtors, with such minimum requirements to be identified by the independent search firm advising the board selection committee.  As a result, we do not yet know who the persons who will serve on our board of directors after the Emergence Date will be, and their interests may conflict with your interests.

Risks Related to Our Chapter 11 Cases and Emergence

We may be subject to claims that were not discharged in the Chapter 11 cases, which could have a material adverse effect on our results of operations and profitability.

The Plan will only resolve claims against those of our subsidiaries that were parties to the Chapter 11 proceedings.  In addition, certain material claims against the Debtors will not be resolved pursuant to the Plan and will remain with us after we emerge from Chapter 11.  Furthermore, certain claims that should have been resolved pursuant to the Plan may not be discharged.  Pursuant to the terms of the Plan, the provisions of the Plan constitute a good faith compromise of all claims, interests and controversies relating to the contractual, legal and subordination rights that a holder of a claim or an interest may have with respect to any allowed claim or interest, or any distribution to be made on account of such allowed claim or interest, with respect to the Debtors subject to the Chapter 11 proceedings. Circumstances in which claims and other obligations that arose prior to our Chapter 11 filings may not be discharged include, among other things, instances where a claimant had inadequate notice of the Chapter 11 filings.  We anticipate that the largest claims which will not be resolved through the Chapter 11 proceedings will be our ongoing pension liabilities, liabilities for other post employment benefits, certain environmental liabilities for our owned and operated facilities and some off site locations and certain tort liabilities for injuries that are known to us or that do not manifest themselves until after we emerge from Chapter 11.  For a discussion of these liabilities, see Note 21 - Legal Proceedings and Contingencies in the Notes to the Consolidated Financial Statements.

Our actual financial results may vary significantly from the projections filed with the Bankruptcy Court.

In connection with the Disclosure Statement and the hearing to consider confirmation of the Plan, we prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon our emergence from the Chapter 11 cases.  This information was not audited or reviewed by our independent public accountants.  These projections were prepared only for the purpose of the Chapter 11 cases and have not been, and will not be, updated on an ongoing basis.  These projections are not included in, or incorporated by reference into, our periodic reports.  At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance and with respect to prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize.  Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks, and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects.  Actual results may vary significantly from those contemplated by the projections that were prepared in connection with the Disclosure Statement and the hearing to consider confirmation of the Plan.  As a result, you should not consider or rely on such projections in deciding whether to invest in our securities.

Following our emergence from Chapter 11, our historical consolidated financial information may not be comparable to financial information for future periods.

Following our emergence from Chapter 11, we will operate our existing businesses under a new capital structure, and we may have to adopt “fresh-start” accounting.  If required under fresh-start accounting, assets and liabilities will be recorded at fair value, based on values determined in connection with the implementation of our Plan.  Certain reported assets do not yet give effect to the adjustments that would result from the adoption of fresh-start accounting and, as a result, would change materially.  Accordingly, our balance sheet and results of operations from and after the date of our emergence from Chapter 11 may not be comparable to the balance sheet or results of operations reflected in our historical consolidated financial statements.

We cannot be certain that the Chapter 11 proceedings will not adversely affect our operations going forward.

We cannot assure you that our operations going forward will not be adversely affected by our Chapter 11 filing.  Our Chapter 11 filing may impair our ability to successfully negotiate favorable terms from suppliers, hedging counterparties and others and to attract and retain customers, employees and managers.  The failure to obtain such favorable terms and retain customers and employees could adversely affect our business, financial condition and results of operations.  For example, the public disclosure of our liquidity constraints and the Chapter 11 cases has impaired our ability to maintain normal credit terms with certain of our suppliers.  As a result, we have been required to pay cash in advance to certain vendors and have experienced restrictions on the availability of trade credit, which has further reduced our liquidity. If liquidity problems persist following our emergence from Chapter 11, our suppliers could refuse to provide key products and services.

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

CHEMTURA CORPORATION
(Registrant)

Date: August 6, 2010	/s/ Kevin V. Mahoney
Name: Kevin V. Mahoney
Title: Senior Vice President and Corporate Controller (Principal Accounting Officer)

Date: August 6, 2010	/s/ Billie S. Flaherty
Name: Billie S. Flaherty
Title: Senior Vice President, General Counsel and Secretary