Form 10-Q
period 2010-09-30
Chemtura CORP
filed 2010-11-05
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐	Yes	☒	No

The number of shares of common stock outstanding as of the latest practicable date is as follows:
Class	Number of shares outstanding at September 30, 2010
Common Stock - $.01 par value	242,935,715

CHEMTURA CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
FORM 10-Q
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2010

PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
Consolidated Statements of Operations (Unaudited)
Quarters and Nine months ended September 30, 2010 and 2009
 (In millions, except per share data)

	Quarters ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net sales	$710	$609	$2,080	$1,702

Cost of goods sold	550	450	1,587	1,289
Selling, general and administrative	85	77	232	216
Depreciation and amortization	40	41	134	122
Research and development	11	10	31	26
Facility closures, severance and related costs	(2)	-	1	3
Antitrust costs	-	-	-	10
Gain on sale of business	(2)	-	(2)	-
Impairment of long-lived assets	-	-	-	37
Changes in estimates related to expected allowable claims	(40)	-	33	-
Equity income	(1)	-	(3)	-

Operating profit (loss)	69	31	67	(1)
Interest expense (a)	(35)	(18)	(164)	(53)
Loss on early extinguishment of debt	-	-	(13)	-
Other income (expense), net	8	8	(2)	(11)
Reorganization items, net	(33)	(20)	(80)	(66)

Earnings (loss) from continuing operations before income taxes	9	1	(192)	(131)
Income tax benefit (provision)	2	9	(14)	(1)

Earnings (loss) from continuing operations	11	10	(206)	(132)
Earnings (loss) from discontinued operations, net of tax	-	2	(1)	(67)
Loss on sale of discontinued operations, net of tax	(3)	(4)	(12)	(4)

Net earnings (loss)	8	8	(219)	(203)

Less: net loss (earnings) attributable to non-controlling interests	1	-	-	(1)

Net earnings (loss) attributable to Chemtura Corporation	$9	$8	(219)	(204)

Basic and diluted per share information - attributable to Chemtura Corporation:
Earnings (loss) from continuing operations, net of tax	$0.05	$0.04	$(0.85)	$(0.54)
Earnings (loss) from discontinued operations, net of tax	-	0.01	-	(0.28)
Loss on sale of discontinued operations, net of tax	(0.01)	(0.02)	(0.05)	(0.02)
Net earnings (loss) attributable to Chemtura Corporation	$0.04	$0.03	$(0.90)	$(0.84)

Weighted average shares outstanding - Basic and Diluted	242.9	242.9	242.9	242.9

Amounts attribuable to Chemtura Corporation common shareholders:
Earnings (loss) from continuing operations, net of tax	$12	$10	$(206)	$(133)
Earnings (loss) from discontinued operations, net of tax	-	2	(1)	(67)
Loss on sale of discontinued operations, net of tax	(3)	(4)	(12)	(4)
Net earnings (loss) attributable to Chemtura Corporation	$9	$8	$(219)	$(204)

(a)
During the nine months ended September 30, 2010, $129 million of contractual interest expense was recorded relating to interest obligations on unsecured claims for the period from March 18, 2009 through September 30, 2010 that are now probable to be paid based on the plan of reorganization filed during the second quarter of 2010.  Included in this amount is contractual interest expense of $20 million for the quarter ended September 30, 2009 and $43 million for the nine months ended September 30, 2009.  Contractual interest expense of $21 million was recorded in the quarter ended September 30, 2010.

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
Consolidated Balance Sheets
September 30, 2010 (Unaudited) and December 31, 2009
(In millions, except per share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$263	$236
Accounts receivable	496	442
Inventories	533	489
Other current assets	281	227
Assets of discontinued operations	-	85
Total current assets	1,573	1,479

NON-CURRENT ASSETS
Restricted cash	758	-
Property, plant and equipment	690	750
Goodwill	233	235
Intangible assets, net	441	474
Other assets	189	180

	$3,884	$3,118

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Short-term borrowings	$302	$252
Accounts payable	173	126
Accrued expenses	231	178
Income taxes payable	24	5
Liabilities of discontinued operations	-	37
Total current liabilities	730	598

NON-CURRENT LIABILITIES
Long-term debt	748	3
Pension and post-retirement health care liabilities	144	151
Other liabilities	206	197
Total liabilities not subject to compromise	1,828	949

LIABILITIES SUBJECT TO COMPROMISE	2,101	1,997

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock - $0.01 par value
Authorized - 500.0 shares
Issued - 254.4 shares	3	3
Additional paid-in capital	3,040	3,039
Accumulated deficit	(2,701)	(2,482)
Accumulated other comprehensive loss	(230)	(234)
Treasury stock at cost - 11.5 shares	(167)	(167)
Total Chemtura Corporation stockholders' (deficit) equity	(55)	159

Non-controlling interest	10	13
Total stockholders' (deficit) equity	(45)	172

	$3,884	$3,118

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30, 2010 and 2009
(In millions)

	Nine months ended September 30,
Increase (decrease) in cash	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Chemtura Corporation	$(219)	$(204)
Adjustments to reconcile net loss attributable to Chemtura
Corporation to net cash provided by operating activities:
Gain on sale of business	(2)	-
Loss on sale of discontinued operations	12	4
Impairment of long-lived assets	2	97
Loss on early extinguishment of debt	13	-
Depreciation and amortization	134	132
Stock-based compensation expense	1	2
Reorganization items, net	(7)	24
Changes in estimates related to expected allowable claims	33	-
Contractual post-petition interest expense	129	-
Equity income	(3)	-
Changes in assets and liabilities, net of assets acquired
and liabilities assumed:
Accounts receivable	(80)	40
Impact of accounts receivable facilities	-	(103)
Inventories	(39)	97
Accounts payable	39	11
Pension and post-retirement health care liabilities	(9)	(7)
Liabilities subject to compromise	(3)	(27)
Other	40	(40)
Net cash provided by operating activities	41	26

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	26	3
Payments for acquisitions, net of cash acquired	-	(5)
Capital expenditures	(62)	(23)
Net cash used in investing activities	(36)	(25)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Senior Notes	452	-
Proceeds from Term Loan	292	-
Restricted cash from Senior Notes and Term Loan deposited in escrow	(758)	-
Proceeds from Amended DIP Credit Facility	299	-
(Payments on) proceeds from DIP Credit Facility	(250)	250
Proceeds from (payments on) 2007 Credit Facility, net	17	(44)
Payments on long term borrowings	-	(18)
Payments on short term borrowings, net	-	(2)
Payments for debt issuance and refinancing costs	(31)	(30)
Net cash provided by financing activities	21	156

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	1	3
Change in cash and cash equivalents	27	160
Cash and cash equivalents at beginning of period	236	68
Cash and cash equivalents at end of period	$263	$228

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

On January 23, 2009, a special-purpose subsidiary of the Company entered into a new three-year U.S. accounts receivable financing facility (the “2009 U.S. Facility”) that restored most of the liquidity that the Company had available to it under the prior U.S. accounts receivable facility before the fourth quarter of 2008 events described above.  However, despite good faith discussions, the Company was unable to agree to terms under which it could resume the sale of accounts receivable under its European Facility during the first quarter of 2009.  The balance of accounts receivable previously sold under the facility continued to decline, offsetting much of the benefit to liquidity gained by the new 2009 U.S. Facility.  During the third quarter of 2009, with no agreement to restart the European Facility, the remaining balance of the accounts receivable previously sold under the facility were settled and the European Facility was terminated.

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

On March 18, 2009 (the “Petition Date”), Chemtura and 26 of its U.S. affiliates (collectively the “U.S. Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).

On August 8, 2010, Chemtura Canada Co/Cie (“Chemtura Canada”) filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code and on August 11, 2010, Chemtura Canada commenced ancillary recognition proceedings under Part IV of the Companies’ Creditors Arrangement Act (the “CCAA”) in the Ontario Superior Court of Justice, located in Ontario, Canada (the “Canadian Court” and such proceedings, the “Canadian Case”).  The U.S. Debtors along with Chemtura Canada (collectively the “Debtors”) requested the Bankruptcy Court enter an order jointly administering Chemtura Canada’s Chapter 11 case with the domestic Chapter 11 cases under lead case number 09-11233 (REG) and appoint Chemtura Canada as the “foreign representative” for the purposes of the Canadian Case.  Such orders were granted on August 9, 2010.  On August 11, the Canadian Court entered an order recognizing the Chapter 11 cases as a “foreign proceedings” under the CCAA.

The Debtors own substantially all of the Company’s U.S. and Canadian assets.  The Debtors consist of Chemtura and the following subsidiaries:

· A&M Cleaning Products LLC	· CNK Chemical Realty Corporation	· ISCI, Inc.
· Aqua Clear Industries, LLC	· Crompton Colors Incorporated	· Kem Manufacturing Corporation
· ASEPSIS, Inc.	· Crompton Holding Corporation	· Laurel Industries Holdings, Inc.
· ASCK, Inc.	· Crompton Monochem, Inc.	· Monochem, Inc.
· BioLab, Inc.	· GLCC Laurel, LLC	· Naugatuck Treatment Company
· BioLab Company Store, LLC	· Great Lakes Chemical Corporation	· Recreational Water Products, Inc.
· Biolab Franchise Company, LLC	· Great Lakes Chemical Global, Inc.	· Uniroyal Chemical Company Limited
· BioLab Textile Additives, LLC	· GT Seed Treatment, Inc.	· Weber City Road LLC
· Chemtura Canada Co./Cie	· HomeCare Labs, Inc	· WRL of Indiana, Inc.

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

The Chapter 11 cases were filed to gain liquidity for continuing operations while the Debtors restructure their balance sheets to allow the Company to continue as a viable going concern.  While the Company believes it will be able to achieve these objectives through the Chapter 11 reorganization process and while the Debtors have proposed and achieved confirmation of a plan of reorganization that restructures their balance sheets, there can be no certainty that the Debtors will be successful in doing so.

Under Chapter 11 of the Bankruptcy Code, the Debtors are operating their businesses as a debtor-in-possession (“DIP”) under the protection of the Bankruptcy Court from their pre-filing creditors and claimants.  Since the filing, all orders of the Bankruptcy Court sufficient to enable the Debtors to conduct normal business activities, including “first day” motions and the interim and final approval of the DIP Credit Facility and amendments thereto, have been entered by the Bankruptcy Court.  During the Chapter 11 cases, all transactions outside the ordinary course of business require the prior approval of the Bankruptcy Court.

On March 20, 2009, the Bankruptcy Court approved the U.S. Debtors’ “first day” motions.  Specifically, the Bankruptcy Court granted the U.S. Debtors, among other things, interim approval to access $190 million of their $400 million DIP Credit Facility, approval to pay outstanding employee wages, health benefits, and certain other employee obligations and authority to continue to honor their current customer policies and programs, in order to ensure the reorganization process will not adversely impact their customers.  On April 29, 2009, the Bankruptcy Court entered a final order providing full access to the $400 million DIP Credit Facility.  The Bankruptcy Court also approved Amendment No. 1 to the DIP Credit Facility, which provided for, among other things: (i) an increase in the outstanding amount of inter-company loans the U.S. Debtors could make to the non-debtor foreign subsidiaries of the Company from $8 million to $40 million; (ii) a reduction in the required level of borrowing availability under the minimum availability covenant; and (iii) the elimination of the requirement to pay additional interest expense if a specified level of accounts receivable financing was not available to the Company’s European subsidiaries.

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

On August 21, 2009, the Bankruptcy Court established October 30, 2009 as the deadline for the filing of proofs of claim against the U.S. Debtors (the “Bar Date”).  Under certain limited circumstances, some creditors may be permitted to file proofs of claim after the Bar Date.  Accordingly, it is possible that not all potential proofs of claim were filed as of the filing of this Quarterly Report.

The Debtors have received approximately 15,500 proofs of claim covering a broad array of areas.  Approximately 8,100 proofs of claim have been asserted in “unliquidated” amounts or contain an unliquidated component that are treated as being asserted in “unliquidated” amounts.  Excluding proofs of claim in “unliquidated” amounts, the aggregate amount of proofs of claim filed totaled approximately $23.9 billion.  See Note 21 - Legal Proceedings and Contingencies for a discussion of the proofs of claim filed against the Debtors.

The Company has reviewed and evaluated the factual and legal basis of the proofs of claim filed against the Debtors.  Based upon the Company’s review and evaluation, a significant number of proofs of claim are duplicative and/or legally or factually without merit.  As to those claims with which the Company disagrees, the Company has filed or intends to file objections with the Bankruptcy Court before the effective date of the Debtors’ plan of reorganization (the “Plan”).  However, there can be no assurance that certain of these claims will not be allowed in the full amount asserted.  If the Debtors’ Plan becomes effective, all claims as to which an objection has been filed will, to the extent later allowed by court order, be satisfied from one of several claims reserves that will be established on the effective date of the Debtors’ Plan.  See Note 4 - Liabilities Subject to Compromise and Reorganization Items, Net.

Further, while the Debtors believe they have insurance to cover certain asserted claims, there can be no assurance that material uninsured obligations will not be allowed as claims in the Chapter 11 cases.  Because of the substantial number of asserted contested claims, as to which review and analysis is ongoing, and because the Debtors’ Plan, which establishes claims reserves and specifies how and to whom the reserved value will be distributed, has not yet become effective, there is no assurance as to the ultimate value of claims that will be allowed in these Chapter 11 cases, nor is there any assurance as to the ultimate recoveries for the Debtors’ stakeholders.  The differences between amounts recorded by the Debtors and proofs of claim filed by the creditors will continue to be investigated and resolved through the claims reconciliation process.

The Company has recognized certain charges related to expected allowed claims.  As the Company completes the process of resolving the proofs of claim, appropriate adjustments to the Company’s Consolidated Financial Statements will be made.  Adjustments may also result from actions of the Bankruptcy Court, settlement negotiations, rejection of executory contracts and real property leases, determination as to the value of any collateral securing claims and other events.  Any such adjustments could be material to the Company’s results of operations and financial position in any given period.  For additional information on liabilities subject to compromise, see Note 4 - Liabilities Subject to Compromise and Reorganization Items, Net.

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

On June 17, 2010, the Debtors filed a proposed joint plan of reorganization and related disclosure statement with the Bankruptcy Court and on July 9, 2010, July 20, 2010, August 5, 2010, September 14, 2010, September 20, 2010 and October 29, 2010 the Debtors filed revised versions of the plan of reorganization (the “Plan”) and disclosure statement (the “Disclosure Statement”) with the Bankruptcy Court.  The Plan organizes claims against the Debtors into classes according to their relative priority and certain other criteria.  For each class, the Plan describes (a) the underlying claim or interest, (b) the recovery available to the holders of claims or interests in that class under the Plan, (c) whether the class is “impaired” under the Plan, meaning that each holder will receive less than the full value on account of its claim or interest or that the rights of holders under law will be altered in some way (such as receiving stock instead of holding a claim) and (d) the form of consideration (e.g., cash, stock or a combination thereof), if any, that such holders will receive on account of their respective claims or interests.  Distributions to creditors under the Plan generally will include a combination of common shares in the capital of the reorganized Company authorized pursuant to the Plan (“New Common Stock”), cash, reinstatement or such other treatment as agreed between the Debtors and the applicable creditor.  Certain creditors were eligible to elect, when voting on the Plan, to receive their recovery in the form of the maximum available amount of cash or the maximum available amount of New Common Stock.  Holders of interests in the Company, based upon their vote as a class to reject the Plan, will receive their pro rata share of value available for distribution, if any, after all allowed claims have been paid in full and disputed claims reserves as well as certain other reserves have been established in accordance with the terms of the Plan.  Holders of interests in the Company may also be entitled to supplemental distributions if amounts reserved on account of disputed claims exceed the value of claims that are ultimately allowed.  All New Common Stock distributed under the Plan to holders of claims and, if applicable, interests shall be subject to dilution by certain Company incentive plans.

On June 17, 2010, contemporaneously with the filing of the Plan, the Debtors filed a motion seeking authority to enter into a Plan Support Agreement (the “PSA”) with their official committee of unsecured creditors (the “Creditors' Committee”), certain members of the ad hoc bondholders' committee (the “Ad Hoc Bondholders’ Committee”) and certain other debt holders, which provides for such parties to support and vote in favor of the Plan as long as their votes have been solicited in accordance with the requirements of the Bankruptcy Code.  The PSA also contemplates that the Debtors will use reasonable best efforts to obtain Bankruptcy Court approval of the Disclosure Statement and confirmation of the Plan, a global settlement among the parties, and payment of the reasonable and documented and necessary out-of-pocket fees and expenses incurred by the Ad Hoc Bondholders' Committee of up to $7 million.  Before the hearing on the PSA motion, the parties entered into two amendments to the PSA.  The Bankruptcy Court approved the Debtors’ entry into the amended PSA on August 9, 2010.  Finally, on October 15, 2010 and October 29, 2010, the parties entered into a third and fourth amendment to the PSA, respectively.

On July 9, 2010, the Equity Committee also filed a motion to terminate the exclusivity period, during which only the Debtors may file a Chapter 11 plan of reorganization and solicit acceptances.  On July 21, 2010, the Bankruptcy Court ruled against the July 9, 2010 Equity Committee motion to terminate the exclusivity period, allowing the Debtors until November 17, 2010 to solicit acceptance of the Debtors’ Plan.  The Plan will become effective only if the conditions to its effectiveness as determined at confirmation have been met including the execution of exit financing.

On July 27, 2010, the Company entered into Amendment No. 1 of the Amended DIP Credit Facility that provided for, among other things, the consent of the Company’s DIP lenders to (a) file a voluntary Chapter 11 petition for Chemtura Canada without resulting in a default of the Amended DIP Credit Facility and without requiring that Chemtura Canada be added as a guarantor under the Amended DIP Credit Facility; (b) make certain intercompany advances to Chemtura Canada and allow Chemtura Canada to pay intercompany obligations to Crompton Financial Holdings, (c) sell the Company’s natural sodium sulfonates and oxidized petrolatums business, (d) settle claims against BioLab, Inc. and Great Lakes Chemical Company relating to a fire that occurred at BioLab, Inc.’s warehouse in Conyers, Georgia and (e) settle claims arising under the asset purchase agreement between Chemtura Corporation and PMC Biogenix, Inc. pursuant to which the Company sold its oleochemicals business and certain related assets to PMC Biogenix, Inc.

The filing of Chemtura Canada under the CCAA is designed only to address the claims resulting, directly or indirectly, from alleged injury from exposure to diacetyl, acetoin and/or acetaldehyde, including all claims for indemnification or contribution relating to alleged injury from exposure to diacetyl, acetoin and/or acetaldehyde (the “Diacetyl Claims”).  As provided for in the Plan and as described in the Disclosure Statement, all holders of claims against and interests in Chemtura Canada other than holders of Diacetyl Claims will be left “unimpaired” or otherwise unaffected by Chemtura Canada’s reorganization proceedings.  The Company expects that Chemtura Canada will emerge from Chapter 11 contemporaneously with the U.S. Debtors.  There can be no assurance that the Plan, or any other plan of reorganization, will be implemented successfully.

On July 30, 2010, the Company filed a motion with the Bankruptcy Court to approve the Company’s entering into certain exit financing documentation and a second amendment to the Amended DIP Credit Facility (the “Second Amendment”), which motion was granted at a hearing on August 9, 2010.  The Court authorization permitted the Company to enter into certain financing transactions.

On August 5, 2010, the Bankruptcy Court entered orders approving the adequacy of the Disclosure Statement and approving the procedures for the Debtors to solicit and tabulate the votes on the Plan.  The Debtors began solicitation on the Plan on August 6, 2010, and the deadline for holders of claims and interests to vote on the Plan was September 9, 2010.

On September 2, 2010, the Debtors filed a Plan supplement (the “Plan Supplement”) with the Bankruptcy Court, as contemplated by the Plan, and the Debtors subsequently filed certain supplements and amendments to the Plan Supplement.  The Plan Supplement includes, among other things, certain information concerning the composition of the new board of directors, the form of a new certificate of incorporation and new by-laws, exit financing agreements and a description of assumed and rejected executory contracts.

The Debtors filed voting certifications and reports of their Court-appointed Voting and Claims Agent, Kurtzman Carson Consultants LLC, and Securities Voting Agent, Epiq Bankruptcy Solutions LLC, on September 13 and September 14, 2010 (together, the “Voting Certifications”). As evidenced by the Voting Certifications, all voting classes voted to accept the Plan except equity holders.  The Plan will become effective only if conditions to its effectiveness as determined at confirmation have been met including the execution of exit financing.  The Plan confirmation hearing began on September 16, 2010 and concluded on September 22, 2010, following which the Bankruptcy Court took the issues related to confirmation under submission.  The Bankruptcy Court issued a bench decision on confirmation on October 21, 2010 stating that the Plan would be confirmed.  On November 3, 2010, the Bankruptcy Court entered a written order confirming the Plan (the “Confirmation Order”).  The Confirmation Order provides a waiver of the ordinary stay of effectiveness under applicable bankruptcy law, such that the Confirmation Order will become effective at 12:00 noon on November 8, 2010 unless otherwise stayed by separate court order.  A request for recognition of the Confirmation Order was filed in the Canadian Court in order to fulfill a condition of effectiveness of the Plan so that Chemtura Canada can emerge from its proceedings at the same time as the U.S. Debtors.  The request was granted by order entered on November 3, 2010.  The Debtors expect to emerge from Chapter 11 as soon as practicable.  There can be no assurance that the Plan will be implemented successfully.

On August 11, 2010, the Company entered into a commitment letter with various lenders for a $275 million senior asset-based revolving credit facility.  The Company has negotiated definitive agreements relating to this facility and will enter into the facility upon the effectiveness of the Plan.

On August 27, 2010, the Company completed a private placement offering of $455 million in aggregate principal amount of 7.875% senior notes due 2018 (the “Senior Notes”) at an issue price of 99.269% and entered into a senior secured term facility credit agreement (the “Term Loan”) with Bank of America, N.A., as administrative agent and other lenders party thereto, for an aggregate principal amount of $295 million with an original issue discount of 1%.  The Senior Notes and Term Loan are a part of the exit financing package pursuant to the Plan.  For additional information on the Senior Notes and Term Loan, see Note 12 - Debt.

Continuation of the Company as a going concern is contingent upon, among other things, the Company’s and/or Debtors’ ability (i) to comply with the terms and conditions of the Amended DIP Credit Facility and, upon emergence from Chapter 11, the exit credit facilities described above; (ii) to return to profitability; (iii) to generate sufficient cash flow from operations; and (iv) the implementation of the provisions of the Plan upon its effectiveness.  The Consolidated Financial Statements do not reflect any adjustments relating to recording the actions contemplated under the Plan upon its effectiveness.

In addition, as part of the Company’s emergence from Chapter 11, the Company may be required to adopt fresh start accounting in a future period.  Based upon the current Plan, the Debtors would not qualify for fresh-start accounting.  However, if fresh start accounting were applicable, the Company’s assets and liabilities will be recorded at fair value as of the fresh start reporting date.  The fair value of the Company’s assets and liabilities as of such fresh start reporting date may differ materially from the recorded values of assets and liabilities on the Company’s Consolidated Balance Sheets.  Further, if fresh start accounting is required, the financial results of the Company after the application of fresh start accounting may not be comparable to historical trends.

2) BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The information in the foregoing Consolidated Financial Statements for the quarters and nine months ended September 30, 2010 and 2009 is unaudited but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature, except as otherwise disclosed in the accompanying notes to the Consolidated Financial Statements.

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

The Consolidated Financial Statements have been prepared in accordance with Accounting Standards Codification (“ASC”) Section 852-10-45, Reorganizations - Other Presentation Matters (“ASC 852-10-45”).  ASC 852-10-45 does not ordinarily affect or change the application of U.S. generally accepted accounting principles (“GAAP”).  However, it does require the Company to distinguish transactions and events that are directly associated with the reorganization in connection with the Chapter 11 cases from the ongoing operations of the business.  Expenses incurred and settlement impacts due to the Chapter 11 cases are reported separately as reorganization items, net on the Consolidated Statements of Operations for the quarters and nine months ended September 30, 2010 and 2009.  Interest expense related to pre-petition indebtedness has been reported only to the extent that it will be paid during the pendency of the Chapter 11 cases or is permitted by Bankruptcy Court approval or is expected to be an allowed claim.  The pre-petition liabilities subject to compromise are disclosed separately on the September 30, 2010 and December 31, 2009 Consolidated Balance Sheets.  These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for a lesser amount.  They do not include certain liabilities that are only incurred upon the effectiveness of the Plan.  The expected allowed claims require management to estimate the likely claim amount that will be allowed by the Bankruptcy Court prior to its ruling on the individual claims.  These estimates are based on, among other things, reviews of claimants’ supporting material, obligations to mitigate such claims, and assessments by management.  The Company expects that its estimates, although based on the best available information, will change as the claims are resolved by the Bankruptcy Court.

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

Certain reclassifications have been made to the prior period financial information to conform to the current period presentation.  The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2009, as amended.  The consolidated results of operations for the quarter and nine months ended September 30, 2010 are not necessarily indicative of the results expected for the full year.

Accounting Policies and Other Items

Cash and cash equivalents include bank term deposits with original maturities of three months or less.  Included in cash and cash equivalents in the Company's Consolidated Balance Sheets at both September 30, 2010 and December 31, 2009 is $1 million of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.  Restricted cash related to the exit financing activities of $758 million has been excluded from cash and cash equivalents in the Company’s Consolidated Balance Sheet as of September 30, 2010 and are separately classified within non-current assets until such time that the Escrow Release (as defined in Note 12 – Debt) occurs.

Included in accounts receivable are allowances for doubtful accounts of $31 million and $32 million, as of September 30, 2010 and December 31, 2009, respectively.

During the nine months ended September 30, 2010 and 2009, the Company made interest payments of approximately $22 million and $36 million, respectively.  During the nine months ended September 30, 2010 and 2009, the Company made payments for income taxes (net of refunds) of $5 million and $26 million, respectively.

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

3) DEBTOR CONDENSED COMBINED FINANCIAL STATEMENTS

Condensed Combined Financial Statements for the Debtors as of September 30, 2010 and December 31, 2009 and for the quarters and nine months ended September 30, 2010 and 2009 are presented below.  Chemtura Canada has been included in these Condensed Combined Financial Statements for all periods presented.  These Condensed Combined Financial Statements include investments in subsidiaries carried under the equity method.

Chemtura Corporation and Subsidiaries in Reorganization
Condensed Combined Statements of Operations
(Debtor-in-Possession)
 (In millions)

	Quarters ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net sales	$618	$527	$1,841	$1,461

Cost of goods sold	506	423	1,519	1,211
Selling, general and administrative	52	49	139	139
Depreciation and amortization	30	30	103	85
Research and development	7	6	20	17
Facility closures, severance and related	-	-	1	1
Antitrust costs	-	-	-	9
Gain on sale of business	(2)	-	(2)	-
Changes in estimates related to expected allowable claims	(40)	-	33	-

Operating profit (loss)	65	19	28	(1)

Interest expense	(36)	(19)	(169)	(68)
Loss on early extinguishment of debt	-	-	(13)	-
Other (expense) income, net	(17)	(2)	1	(18)
Reorganization items, net	(33)	(20)	(80)	(66)
Equity in net earnings (loss) of subsidiaries	23	22	20	(5)

Earning (loss) before income taxes	2	-	(213)	(158)
Income tax benefit	7	6	1	9

Earnings (loss) from continuing operations	9	6	(212)	(149)
Earnings (loss) from discontinued operations, net of tax	-	2	2	(55)
Loss on sale of discontinued operations, net of tax	-	-	(9)	-

Net earnings (loss) attributable to Chemtura Corporation	$9	$8	$(219)	$(204)

Chemtura Corporation and Subsidiaries in Reorganization
Condensed Combined Balance Sheet
(Debtor-in-Possession)
 (In millions)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets	$805	$743
Restricted cash	758	-
Intercompany receivables	490	760
Investments in subsidiaries	1,867	1,645
Property, plant and equipment	439	481
Goodwill	161	161
Other assets	393	407
Total assets	$4,913	$4,197

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities	$540	$418
Intercompany payables	31	53
Other long-term liabilities	856	111
Total liabilities not subject to compromise	1,427	582
Liabilities subject to compromise (a)	3,531	3,443
Total stockholders' (deficit) equity	(45)	172
Total liabilities and stockholders' (deficit) equity	$4,913	$4,197

(a)	Includes inter-company payables of $1,430 million as of September 30, 2010 and $1,446 million as of December 31, 2009.

Chemtura Corporation and Subsidiaries in Reorganization
Condensed Combined Statement of Cash Flows
(Debtor-in-Possession)
 (In millions)

	Nine months ended September 30,
	2010	2009
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(219)	$(204)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Gain on sale of business	(2)	-
Loss on sale of discontinued operations	9	-
Impairment of long-lived assets	1	49
Loss on early extinguishment of debt	13	-
Depreciation and amortization	103	92
Stock-based compensation expense	1	2
Reorganization items, net	(7)	24
Changes in estimates related to expected allowable claims	33	-
Contractual post-petition interest expense	129	-
Changes in assets and liabilities, net	(35)	(46)
Net cash provided by (used in) operating activities	26	(83)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	26	3
Payments for acquisitions, net of cash acquired	-	(5)
Capital expenditures	(44)	(18)
Net cash used in investing activities	(18)	(20)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Senior Notes	452	-
Proceeds from Term Loan	292	-
Restricted cash from Senior Notes and Term Loan deposited in escrow	(758)	-
Proceeds from Amended DIP Credit Facility	299	-
(Payments on) proceeds from DIP Credit Facility	(250)	250
Proceeds from (payments on) 2007 Credit Facility, net	17	(44)
Payments on long term borrowings	-	(18)
Payments for debt issuance and refinancing costs	(31)	(30)
Net cash provided by financing activities	21	158

CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	29	55
Cash and cash equivalents at beginning of period	82	22
Cash and cash equivalents at end of period	$111	$77

4) LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS, NET

As a consequence of the Chapter 11 cases, substantially all claims and litigations against the Debtors in existence prior to the filing of the petitions for relief or relating to acts or omissions prior to the filing of the petitions for relief are stayed.  These estimated claims are reflected in the Consolidated Balance Sheet as liabilities subject to compromise as of September 30, 2010 and December 31, 2009.  These amounts represent the Company’s estimate of known or potential pre-petition liabilities that either have resulted in an allowed claim or are probable of resulting in an allowed claim against the Debtors in connection with the Chapter 11 cases.  Claims that have not yet become an allowed claim are recorded at the estimated amount of the allowed claim which may be different from the amount for which the liability will be settled.  Such claims remain subject to future adjustments.  Adjustments may result from actions of the Bankruptcy Court, negotiations, rejection or acceptance of executory contracts and real property leases, determination as to the value of any collateral securing claims, proofs of claim or other events.

The Bankruptcy Court established October 30, 2009 as the Bar Date for filing proofs of claim against the U.S. Debtors.  The Debtors have received approximately 15,500 proofs of claim covering a broad array of areas.  The Company has completed its initial evaluation of the amounts asserted in and the factual and legal basis of the proofs of claim filed against the Debtors and has either filed objections to each claim with which the Debtors disagree or such objections will be filed before the effective date of the Plan.

Pursuant to the Plan, and by orders of the Bankruptcy Court dated September 24, 2010, October 19, 2010 and October 29, 2010, on or before the effective date of the Plan, the Debtors will establish the Diacetyl Reserve, the Environmental Reserve and the Disputed Claims Reserve on account of disputed claims as of the effective date of the Plan.  The Diacetyl Reserve was approved by the Bankruptcy Court in the amount of $7 million, comprised of separate segregated reserves, and has since been reduced as settlement agreements have been approved by the Bankruptcy Court.  The Environmental Reserve was approved by the Bankruptcy Court in the amount of $38 million, a portion of which is further segregated into certain separate reserves established to account for settlements that are pending Bankruptcy Court approval, and has since been reduced as settlement agreements have been approved by the Bankruptcy Court.  The Disputed Claims Reserve was approved by the Bankruptcy Court in the amount of $42 million, plus additional segregated individual reserves for certain creditors' claims in the aggregate amount of $30 million.  If the Plan becomes effective, all claims as to which an objection has been filed will be satisfied from one of the above-mentioned claims reserves.

Pursuant to the Plan and the October 29, 2010 order approving the Disputed Claims Reserve, holders of interests in the Company may also be entitled to supplemental distributions if amounts reserved on account of disputed claims exceed the value of claims that are ultimately allowed.  Holders of interests will be entitled to a portion of any excess value held in specified segregated reserves within the Disputed Claims Reserve following the resolution of the claims for which the segregated reserves are held.  Holders of interests will also be entitled to all excess value held in the Disputed Claims Reserve after all disputed claims are either disallowed or allowed and satisfied from the Disputed Claims Reserve.  If authorized by the Bankruptcy Court, holders of interests may also be entitled to interim distributions from the Disputed Claims Reserve if the Bankruptcy Court determines that the amount held in the reserve may be reduced before all disputed claims have been allowed or disallowed.

See Note - 21 Legal Proceedings and Contingencies for further discussion of the Company’s Chapter 11 claims assessment process.

The amounts of liabilities subject to compromise consist of the following:

	As of	As of
(In millions)	September 30, 2010	December 31, 2009
6.875% Notes due 2016 (a)	$500	$500
7% Notes due July 2009 (a)	370	370
6.875% Debentures due 2026 (a)	150	150
2007 Credit Facility (a)	169	152
Other borrowings	-	3
Total debt subject to compromise	1,189	1,175

Pension and post-retirement health care liabilities	375	405
Accounts payable	116	130
Environmental reserves	86	42
Litigation reserves	119	127
Unrecognized tax benefits and other taxes	51	79
Accrued interest expense (d)	135	7
Other miscellaneous liabilities	30	32
Total liabilities subject to compromise	$2,101	$1,997

Reorganization items are presented separately in the Consolidated Statements of Operations on a net basis and represent items realized or incurred by the Company as a direct result of the Chapter 11 cases.

The reorganization items, net recorded in the Consolidated Statements of Operations consists of the following:

	Quarters ended September 30,		Nine months ended September 30,
(In millions)	2010	2009	2010	2009
Professional fees	$40	$17	$83	$40
Write-off debt discounts and premiums (a)	-	-	-	24
Write-off debt issuance costs (a)	-	-	-	7
Write-off deferred charges related to termination of
U.S. accounts receivable facility	-	-	-	4
Rejections or terminations of contracts (b)	-	2	2	2
Severance - closure of manufacturing plants and warehouses (b)	3	1	3	1
Claim settlements (c)	(10)	-	(8)	(12)

Total reorganization items, net	$33	$20	$80	$66

(a)
The carrying value of pre-petition debt has been adjusted to its respective face value as this represents the expected allowable claim in the Chapter 11 cases.  As a result, unamortized debt issuance costs, discounts and premiums were charged to reorganization items, net on the Consolidated Statements of Operations in the first quarter of 2009.

(b)	Represents charges for cost savings initiatives for which Bankruptcy Court approval has been obtained. For additional information see Note 20 – Restructuring Activities.
(c)	Represents the difference between the settlement amount of certain pre-petition obligations and the corresponding carrying value of the recorded liabilities.
(d)
As a result of the estimated claim recoveries reflected in the Plan filed during the second quarter of 2010, the Company determined that it was probable that obligations for interest on unsecured claims would ultimately be paid.  As such, interest that had not previously been recorded since the Petition Date was recorded in the second quarter of 2010.  The amount of post-petition interest recorded during the nine months ended September 30, 2010 was $129 million which represents the cumulative amount of interest accruing from the Petition Date through September 30, 2010.

5) COMPREHENSIVE INCOME (LOSS)

An analysis of the Company’s comprehensive loss follows:

	Quarters ended September 30,		Nine months ended September 30,
(In millions)	2010	2009	2010	2009
Net earnings (loss)	$8	$8	$(219)	$(203)
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustments	59	15	(24)	53
Unrecognized pension and other post-retirement benefit costs	(1)	2	29	6

Comprehensive income (loss)	66	25	(214)	(144)
Comprehensive (loss) income attributable to the non-controlling interest	-	-	(1)	1
Comprehensive income (loss) attributable to Chemtura Corporation	$66	$25	$(215)	$(143)

The components of accumulated other comprehensive loss, net of tax at September 30, 2010 and December 31, 2009, are as follows:
	September 30,	December 31,
(In millions)	2010	2009
Foreign currency translation adjustment	$89	$114
Unrecognized pension and other post-retirement benefit costs	(319)	(348)

Accumulated other comprehensive loss	$(230)	$(234)

Reclassifications from other comprehensive loss to earnings related to the Company’s natural gas price swap contracts aggregated to a pre-tax loss of less than $1 million for the quarter ended September 30, 2009 and a $1 million pre-tax loss during the nine months ended September 30, 2009.  All price swap contracts have matured as of December 31, 2009.

6) DIVESTITURES

PVC Additives Business

On April 30, 2010, the Company completed the sale of its PVC additives business to Galata Chemicals LLC (formerly known as Artek Aterian Holding Company, LLC) and its sponsors, Aterian Investment Partners Distressed Opportunities, LP and Artek Surfin Chemicals Ltd. (collectively, “Galata”) for net proceeds of $38 million which includes a working capital adjustment that has been finalized and the settlement payments are anticipated to be received during the fourth quarter of 2010.  The net assets sold consisted of accounts receivable of $47 million, inventory of $42 million, other current assets of $6 million, other assets of $1 million, pension and other post-retirement health care liabilities of $25 million, accounts payable of $3 million and other accrued liabilities of $1 million.  A pre-tax loss of approximately $13 million was recorded on the sale after the elimination of $16 million of accumulated other comprehensive income resulting from the liquidation of a foreign subsidiary as part of the transaction.

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

As discussed in Note 9 – Asset Impairments, the PVC additives business recorded an impairment charge of $60 million during the quarter ended June 30, 2009.  Loss from discontinued operations for all periods presented consists of the following:

	Quarters ended September 30,		Nine months ended September 30,
(In millions)	2010	2009	2010	2009

Net sales	$-	$72	$96	$183

Pre-tax earnings (loss) from discontinued operations	$-	$3	$(1)	$(70)
Income tax (provision) benefit	-	(1)	-	3
Earnings (loss) from discontinued operations	$-	$2	$(1)	$(67)

Sodium Sulfonate Businesses

On July 30, 2010, the Company completed the sale of its natural sodium sulfonates and oxidized petrolatum businesses to Sonneborn Holding, LLC for net proceeds of $5 million which includes a working capital adjustment that is subject to finalization.  The sale included certain assets, the Company’s 50% interest in a European joint venture, the assumption of certain liabilities and the mutual release of obligations between the parties.  The net assets sold consisted of accounts receivable of $3 million, other current assets of $7 million, property, plant and equipment, net of $2 million, environmental liabilities of $3 million and other liabilities of $6 million.  A pre-tax gain of approximately $2 million was recorded on the sale.

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

Certain of the Company’s European subsidiaries maintained a separate European Facility to sell up to approximately $244 million (€175 million) of the eligible accounts receivable directly to a purchaser.  This facility terminated during the third quarter of 2009 and there were no outstanding accounts receivable that had been sold as of June 30, 2009.  The availability and access to the European Facility was restricted by the purchaser in late December 2008 in light of the Company’s financial performance.  As a result, the Company was unable to sell additional accounts receivable under this program during the first and second quarters of 2009.  Despite good faith discussions, the Company was unable to conclude an agreement to resume sales of accounts receivable under the European Facility either prior to the Chapter 11 filing or thereafter.  During the third quarter of 2009, with no agreement to restart the European Facility, the remaining balance of the accounts receivable previously sold under this facility was settled and the facility was terminated.

The costs associated with these facilities of $2 million for the nine months ended September 30, 2009 are included in other expense, net in the Consolidated Statements of Operations.

Following the termination of the 2009 U.S. Facility, deferred financing costs of approximately $4 million related to this facility were charged to reorganization items, net in the Consolidated Statements of Operations during the first quarter of 2009.

8) INVENTORIES

Components of inventories are as follows:

	September 30,	December 31,
(In millions)	2010	2009
Finished goods	$318	$319
Work in process	42	41
Raw materials and supplies	173	129
	$533	$489

Included in the above net inventory balances are inventory obsolescence reserves of approximately $29 million and $32 million at September 30, 2010 and December 31, 2009, respectively.

9) ASSET IMPAIRMENTS

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

In the second quarter of 2009, the Company experienced continued year-over-year revenue reductions from the impact of the global recession in the electronic, building and construction industries.  In addition, the Consumer Performance Products segment revenues were impacted by cooler and wetter than normal weather in the northeastern and mid-western regions of the United States.  Based on this factor, the Company reviewed the recoverability of the long-lived assets of its segments.

For PVC additives, which is reported as a discontinued operation, the carrying value of the long-lived assets were in excess of the undiscounted cash flows.  As a result, the Company recorded a pretax impairment charge of $60 million to write-down the value of property, plant and equipment, net by $48 million and intangible assets, net by $12 million as of June 30, 2009.  The $60 million charge is included within loss from discontinued operations, net of tax in the Consolidated Statements of Operations for the nine months ended September 30, 2009.

Due to the factors cited above, the Company also concluded it was appropriate to perform a goodwill impairment review as of June 30, 2009.  The Company used the updated projections in their long-range plan to compute estimated fair values of its reporting units.  These projections indicated that the estimated fair value of the Consumer Performance Products reporting unit was less than its carrying value.  Based on the Company’s preliminary analysis, an estimated goodwill impairment charge of $37 million was recorded for this reporting unit in the second quarter of 2009 (representing the remaining goodwill in this reporting unit).  Due to the complexity of the analysis which involves completion of fair value analyses and the resolution of certain significant assumptions, the Company finalized this goodwill impairment charge in the third quarter of 2009 and no change to the estimated charge was required.  See Note 11 – Goodwill and Intangible Assets for further information.

The impact of these two impairments totaled $97 million in the nine months ended September 30, 2009.

10) PROPERTY, PLANT AND EQUIPMENT

	September 30,	December 31,
(In millions)	2010	2009
Land and improvements	$79	$80
Buildings and improvements	232	236
Machinery and equipment	1,164	1,156
Information systems equipment	218	218
Furniture, fixtures and other	30	30
Construction in progress	68	54
	1,791	1,774
Less accumulated depreciation	1,101	1,024
	$690	$750

Depreciation expense from continuing operations was $31 million for the quarters ended September 30, 2010 and 2009 and $107 million and $94 million for the nine months ended September 30, 2010 and 2009, respectively.  Depreciation expense from continuing operations includes accelerated depreciation of certain fixed assets associated with the Company’s restructuring programs and divestment activities of $5 million and $2 million for the quarters ended September 30, 2010 and 2009, respectively, and $26 million and $4 million for the nine months ended September 30, 2010 and 2009, respectively.

11) GOODWILL AND INTANGIBLE ASSETS

Goodwill by reportable segment is as follows:

	Industrial
	Performance	Chemtura
(In millions)	Products	AgroSolutionsTM	Total

Goodwill at December 31, 2009	$268	57	$325
Accumulated impairments at December 31, 2009	(90)	-	(90)
Net Goodwill at December 31, 2009	178	57	235

Impact of foreign currency translation	(2)	-	(2)

Goodwill at September 30, 2010	266	57	323
Accumulated impairments at September 30, 2010	(90)	-	(90)
Net Goodwill at September 30, 2010	$176	57	$233

The Company has elected to perform its annual goodwill impairment procedures for all of its reporting units in accordance with ASC Subtopic 350-20, Intangibles – Goodwill and Other - Goodwill (“ASC 350-20”) as of July 31, or sooner, if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  The Company estimates the fair value of its reporting units utilizing income and market approaches through the application of discounted cash flow and market comparable methods (Level 3 inputs as described in Note 18 – Financial Instruments and Fair Value Measurements).  The assessment is required to be performed in two steps: step one to test for a potential impairment of goodwill and, if potential impairments are identified, step two to measure the impairment loss through a full fair value allocation of the assets and liabilities of the reporting unit utilizing the acquisition method of accounting.

The Company concluded that no goodwill impairment existed in any of its reporting units based on the annual reviews as of July 31, 2010 and 2009.  However during the annual review as of July 31, 2010, the Company identified risks inherent in Chemtura AgroSolutionsTM forecasts given the recent performance of this reporting unit which has been below expectations.  If the operating profit for each year within the longer-term forecasts was assumed to be approximately 15% lower, the carrying value of the Chemtura AgroSolutionsTM reporting unit would be equivalent to the estimated fair value and the Company would then determine whether recognition of a goodwill impairment charge would be required.

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

The financial performance of certain reporting units was negatively impacted versus expectations due to the cold and wet weather conditions during the first half of 2009.  This fact along with the macro economic factors cited above resulted in the Company concluding it was appropriate to perform a goodwill impairment review as of June 30, 2009.  The Company used the updated projections in their long-range plan to compute estimated fair values of its reporting units.  These projections indicated that the estimated fair value of the Consumer Performance Products reporting unit was less than its carrying value.  Based on the Company’s preliminary analysis, an estimated goodwill impairment charge of $37 million was recorded for this reporting unit in the third quarter of 2009 (representing the remaining goodwill in this reporting unit).  Due to the complexity of the analysis which involves completion of fair value analyses and the resolution of certain significant assumptions, the Company finalized this goodwill impairment charge in the third quarter of 2009 and no change to the estimated charge was required.

For the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010, the Company’s consolidated performance was in line with expectations while the performance of the Company’s Chemtura AgroSolutionsTM segment (formerly known as Crop Protection Engineered Products) reporting unit was below expectations.  However, the longer-term forecasts for this reporting unit are still sufficient to support its level of goodwill.  As such, the Company concluded that no circumstances exist that would more likely than not reduce the fair value of any of its reporting units below their carrying amount and an interim impairment test was not considered necessary as of March 31, 2010, June 30, 2010 or as of September 30, 2010.

The Company’s intangible assets (excluding goodwill) are comprised of the following:

	September 30, 2010			December 31, 2009
(In millions)	Gross Cost	Accumulated Amortization	Net Intangibles	Gross Cost	Accumulated Amortization	Net Intangibles
Patents	$127	$(60)	$67	$129	$(55)	$74
Trademarks	266	(60)	206	271	(54)	217
Customer relationships	148	(42)	106	151	(38)	113
Production rights	46	(23)	23	46	(19)	27
Other	74	(35)	39	76	(33)	43
Total	$661	$(220)	$441	$673	$(199)	$474

The decrease in gross intangible assets since December 31, 2009 is primarily due to foreign currency translation and write-off of $2 million related to fully amortized intangibles (offset within accumulated amortization).

Amortization expense from continuing operations related to intangible assets amounted to $10 million for the quarters ended September 30, 2010 and 2009, respectively and $28 million for the nine months ended September 30, 2010 and 2009.

12) DEBT

The Company’s debt is comprised of the following:

(In millions)	September 30, 2010	December 31, 2009

6.875% Notes due 2016 (a)	$500	$500
7.875% Senior Notes due 2018	452	-
7% Notes due July 2009 (a)	370	370
Amended DIP Credit Facility	299	-
Term Loan due 2016	292	-
2007 Credit Facility (a)	169	152
6.875% Debentures due 2026 (a)	150	150
DIP Credit Facility	-	250
Other borrowings (b)	7	8
Total Debt	2,239	1,430

Less: Short-term borrowings	(302)	(252)
Liabilities subject to compromise	(1,189)	(1,175)

Total Long-Term Debt	$748	$3

(a)	Outstanding balance is classified as liabilities subject to compromise on the Consolidated Balance Sheets at September 30, 2010 and December 31, 2009.
(b)	$3 million of other borrowings is classified as liabilities subject to compromise on the Consolidated Balance Sheets at December 31, 2009.

In March 2009, the carrying value of pre-petition debt was adjusted to its respective face value as this represented the expected allowable claim in the Chapter 11 cases.  As a result, discounts and premiums of $24 million were charged to reorganization items, net on the Consolidated Statements of Operations in the first quarter of 2009.

Exit Financing Facilities

On August 27, 2010, the Company completed a private placement offering under Rule 144A of $455 million aggregate principal amount of 7.875% senior notes due 2018 (the “Senior Notes”) at an issue price of 99.269%.  Further it entered into a senior secured term facility credit agreement (the “Term Loan”) with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1%.  The Senior Notes and Term Loan are a part of the exit financing package pursuant to the Plan.

At any time prior to September 1, 2014, the Company may redeem some or all of the Senior Notes at a redemption price equal to 100% of the principal amount thereof plus a make-whole premium and accrued and unpaid interest up to, but excluding, the redemption date.  The Company may also redeem some or all of the Senior Notes at any time on or after September 1, 2014, with the redemption prices being, prior to September 1, 2015, 103.938% of the principal amount, on or after September 1, 2015 and prior to September 1, 2016, 101.969% of the principal amount and thereafter 100% plus any accrued and unpaid interest to the redemption date.  In addition, prior to September 1, 2013, the Company may redeem up to 35% of the Senior Notes from the proceeds of certain equity offerings.  If the Company experiences specific kinds of changes in control, the Company must offer to repurchase all or part of the Senior Notes.  The redemption price (subject to limitations as described in the indenture) is equal to accrued and unpaid interest on the date of redemption plus the redemption price as set forth above.

The obligations of the Company under the Senior Notes will be guaranteed by certain of the Company’s U.S. subsidiaries upon the date of Escrow Release (defined below).

The Company’s Senior Notes contain covenants that limit the Company’s ability to enter into certain transactions, such as incurring additional indebtedness, creating liens, paying dividends, and entering into acquisitions, dispositions and joint ventures.  The covenant requirements under the Senior Notes will only become effective upon the  date of the Escrow Release (defined below); however, to the extent the Company or any restricted subsidiary has incurred debt, made any restricted payments, consummated any asset sale or otherwise taken any action or engaged in any activities during the period beginning on August 27, 2010 and ending on the escrow release date, such actions and activities shall be treated and classified under the indenture as if the indenture and the covenants set forth therein had applied to the Company and the restricted subsidiaries during such period.

The Senior Notes are subject to certain events of default, including, among others, payment defaults and breaches of representations and warranties (such as non-compliance with covenants and the existence of a material adverse effect (as defined in the agreement)).

The net proceeds of the Senior Notes offering were deposited by the Company into a segregated escrow account, pursuant to the Senior Notes Escrow Agreement dated as of August 27, 2010, together with cash sufficient to fund a Special Mandatory Redemption (as defined below).  These proceeds are invested in a money market account and any interest income thereon accrues to the Company.  Chemtura granted the Trustee, for the benefit of the holders of the Senior Notes, a continuing security interest in, and lien on, the funds deposited into escrow to secure the obligations under the Senior Notes indenture.  Upon satisfaction of the escrow conditions, including confirmation of the Plan, the funds deposited into escrow will be released (the “Escrow Release”).  Following the Escrow Release, Chemtura intends to use the net proceeds to make payments contemplated under the Plan and to fund Chemtura’s emergence from Chapter 11.

The escrow conditions include, among others: the confirmation of the Plan and satisfaction of all conditions precedent to effectiveness of the Plan; certain other conditions precedent regarding Chemtura’s subsidiaries, assets and cash expenditures; the absence of any continuing default or event of default under the Senior Notes indenture; the satisfaction of all other conditions precedent for the release of funds under the Term Loan (as described below) and for closing the senior asset based revolving credit facility to be entered into as part of the exit financing facilities described under the Plan; and the execution of a guarantee by each future guarantor as defined by and in accordance with the Senior Notes indenture.  The Senior Notes indenture provides that if the escrow conditions are not satisfied by October 26, 2010 (subject to two 30-day extensions) (the “Escrow End Date”), the funds deposited into escrow will be used to redeem the Senior Notes (the “Special Mandatory Redemption”) at a price equal to the sum of 101% of the issue price of the Senior Notes plus accrued and unpaid interest including accrual of original issue discount up to, but excluding, the date of the Special Mandatory Redemption.  As of October 20, 2010, Chemtura extended the Escrow End Date to November 25, 2010.  If necessary, Chemtura may extend the Escrow End Date until December 25, 2010.

In connection with the Senior Notes, the Company also entered into a Registration Rights Agreement whereby the Company agreed to use commercially reasonable efforts (i) to file, as soon as reasonably practicable after the filing of the Company’s Form 10-K for the year ended December 31, 2010, an exchange offer registration statement with the SEC; (ii) to cause such exchange offer registration statement to become effective, (iii) to consummate a registered offer to exchange the Senior Notes for new exchange notes having terms substantially identical in all material respects to the Senior Notes (except that the new exchange notes will not contain terms with respect to Additional Interest or transfer restrictions) pursuant to such exchange offer registration statement on or prior to the date that is 365 days after the Escrow Release date and (iv) under certain circumstances, to file a shelf registration statement with respect to resales of the Senior Notes.  If Chemtura does not consummate the exchange offer (or the shelf registration statement ceases to be effective or usable, if applicable) as provided in the Registration Rights Agreement, it will be required to pay additional interest with respect to the Senior Notes (“Additional Interest”), in an amount beginning at 0.25% per annum and increasing at 90-day intervals up to a maximum amount of 1.00%, until all registration defaults have been cured.

Borrowings under the Term Loan bear interest at a rate per annum equal to, at the Company’s election, (i) 3.0% plus the Base Rate (defined as the higher of (a) the Federal Funds rate plus 0.5%; (b) Bank of America’s published prime rate; and (c) the Eurodollar Rate plus 1%) or (ii) 4% plus the Eurodollar Rate (defined as the higher of (a) 1.5% and (b) the current LIBOR rate adjusted for reserve requirements).

The Term Loan is secured by a first priority lien on the Company’s U.S. tangible and intangible assets (excluding accounts receivable, inventory, deposit accounts and certain other related assets) including, without limitation, real property, equipment and intellectual property together with a pledge of the equity interests of the first tier subsidiaries of the Company and the guarantors of the Term Loan, and a second priority lien on substantially all of the Company’s U.S. accounts receivable and inventory.

The Company may, at its option, prepay the outstanding aggregate principal amount on the Term Loan advances in whole or ratably in part along with accrued and unpaid interest on the date of the prepayment.  If the prepayment is made prior to the first anniversary of the closing date of the agreement, the Company will pay an additional premium of 1% of the aggregate principal amount of prepaid advances.

The obligations of the Company as borrower under the Term Loan will be guaranteed by certain of the Company’s U.S. subsidiaries upon the date of the Escrow Release.

The Term Loan contains covenants that limit the Company and its subsidiaries’ ability to enter into certain transactions, such as creating liens, incurring additional indebtedness or repaying certain indebtedness, making investments, paying dividends, and entering into acquisitions, dispositions and joint ventures.

Additionally, the Term Loan requires the Company to meet certain quarterly financial covenants including a maximum Secured Leverage Ratio (as defined in the agreement) of 2.5:1.0 and a minimum Consolidated Interest Coverage Ratio (as defined in the agreement) of 3.0:1.0.  The covenant requirements under the Term Loan only become effective upon the effectiveness of the Plan.

The Term Loan is subject to certain events of default, including, among others, payment defaults and breaches of representations and warranties (such as non-compliance with covenants and the existence of a material adverse effect (as defined in the agreement)).

In accordance with the Term Loan facility agreement, the proceeds of the Term Loan were funded into a segregated escrow account, pursuant to the escrow agreement dated as of August 27, 2010 (the “Term Loan Escrow Agreement”), among Chemtura, the Administrative Agent and the Escrow Agent, together with a deposit by Chemtura of an additional amount sufficient to fund the interest expected to accrue on the Term Loan for the period from August 27, 2010 to the Escrow End Date and the amount of the arrangers’ fees and expenses, to be held in the escrow account until the date that (i) certain escrow release conditions agreed upon are satisfied including the effectiveness of the Plan or (ii) in the event the Company concludes that the escrow release conditions cannot be met or the end of the escrow period (as extended),a special mandatory prepayment is required. The escrow release conditions are set forth in the Term Loan Escrow Agreement and the Term Loan facility agreement.  Escrow funds will be released to effect a special mandatory prepayment to the Lenders under the Term Loan facility agreement (in an amount equal to the sum of 100% of the principal amount of the Term Loan less the original issue discount with respect thereto plus accrued and unpaid interest on the outstanding principal amount of the Term Loan) if the escrow conditions are not satisfied by the Escrow End Date (which can be extended under the Term Loan escrow agreement on substantially the same terms as the Senior Notes Escrow Agreement). Amounts remaining in the escrow account after making such special mandatory prepayment will be released to Chemtura.

On August 11, 2010, the Company entered into a commitment letter with various lenders for a $275 million senior asset-based revolving credit facility.  The Company has negotiated definitive agreements relating to this facility and expects to enter into the facility upon the effectiveness of the Plan.

On September 27, 2010, the Company entered into Amendment No. 1 to the Term Loan which deletes the requirement that intercompany loans be subordinated, as the requirement was inconsistent with the provisions for prepayment of other debt which expressly permitted prepayments of intra-group debt.  The amendment also clarified, among other things, language permitting payments and dispositions made pursuant to the Plan.

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

The Amended DIP Credit Facility resulted in a substantial modification for certain lenders within the Loan Syndicate given the reduction in their commitments as compared to the DIP Credit Facility.  Accordingly, the Company recognized a $13 million charge for the nine months ended September 30, 2010 for the early extinguishment of debt resulting from the write-off of deferred financing costs and the incurrence of fees payable to lenders under the DIP Credit Facility.  The Company also incurred $5 million of debt issuance costs related to the Amended DIP Credit Facility for the nine months ended September 30, 2010.

The Amended DIP Credit Facility is secured, subject to a carve-out as set forth in the Amended DIP Credit Facility (the “Carve-Out”), for professional fees and expenses (as well as other fees and expenses customarily subject to such Carve-Out), by a super-priority lien on substantially all of the Company's U.S. assets, including (i) cash; (ii) accounts receivable; (iii) inventory; (iv) machinery, plant and equipment; (v) intellectual property; (vi) pledges of the equity of first tier subsidiaries; and (vii) pledges of debt and other instruments.  Availability of credit is equal to (i) the lesser of (a) the Borrowing Base (as defined below) and (b) the effective commitments under the Amended DIP Credit Facility minus (ii) the aggregate amount of the DIP Loans and any undrawn or unreimbursed Letters of Credit.  The Borrowing Base is the sum of (i) 80% of the Debtors’ eligible accounts receivable, plus (ii) the lesser of (a) 85% of the net orderly liquidation value percentage (as defined in the Amended DIP Credit Facility) of the Debtors’ eligible inventory and (b) 75% of the cost of the Debtors’ eligible inventory, plus (iii) $275 million, less certain reserves determined in the discretion of the Administrative Agent to preserve and protect the value of the collateral.  As of September 30, 2010, extensions of credit outstanding under the Amended DIP Credit Facility consisted of the $299 million term loan (net of an original issue discount of $1 million) and letters of credit of $24 million.

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

Borrowings under the DIP Credit Facility term loans and the $64 million revolving credit facility bore interest at a rate per annum equal to, at the Company’s election, (i) 6.5% plus the Base Rate (defined as the higher of (a) 4%; (b) Citibank N.A.’s published rate; or (c) the Federal Funds rate plus 0.5%) or (ii) 7.5% plus the Eurodollar Rate (defined as the higher of (a) 3% or (b) the current LIBOR rate adjusted for reserve requirements).  Borrowings under the DIP Credit Facility $86 million revolving credit facility bore interest at a rate per annum equal to, at the Company’s election, (i) 2.5% plus the Base Rate or (ii) 3.5% plus the Eurodollar Rate.  Additionally, the Company was obligated to pay an unused commitment fee of 1.5% per annum on the average daily unused portion of the revolving credit facilities and a letter of credit fee on the average daily balance of the maximum daily amount available to be drawn under Letters of Credit equal to the applicable margin above the Eurodollar Rate applicable for borrowings under the applicable revolving credit facility.  Certain fees were payable to the lenders upon the reduction or termination of the commitment and upon the substantial consummation of a plan of reorganization as described more fully in the DIP Credit Facility including an exit fee payable to the Lenders of 2% of “roll-up” commitments and 3% of all other commitments.  These fees, which amounted to $11 million, were paid upon the funding of the term loan under the Amended DIP Credit Facility.

Borrowings under the Amended DIP Credit Facility term loan bear interest at a rate per annum equal to, at our election, (i) 3.0% plus the Base Rate (defined as the higher of (a) 3%; (b) Citibank N.A.’s published rate; and (c) the Federal Funds rate plus 0.5%) or (ii) 4.0% plus the Eurodollar Rate (defined as the higher of (a) 2% and (b) the current LIBOR rate adjusted for reserve requirements).  Borrowings under the Amended DIP Credit Facility’s $150 million revolving credit facility bear interest at a rate per annum equal to, at our election, (i) 3.25% plus the Base Rate or (ii) 4.25% plus the Eurodollar Rate.  Additionally, the Company pays an unused commitment fee of 1.0% per annum on the average daily unused portion of the revolving credit facilities and a letter of credit fee on the average daily balance of the maximum daily amount available to be drawn under Letters of Credit equal to the applicable margin above the Eurodollar Rate applicable for borrowings under the revolving credit facility.

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

The Amended DIP Credit Facility requires the Company to meet certain financial covenants including the following: (a) minimum cumulative monthly earnings before interest, taxes, and depreciation (“EBITDA”), after certain adjustments, on a consolidated basis; (b) a maximum variance of the weekly cumulative cash flows of the Debtors, compared to an agreed upon forecast; (c) minimum borrowing availability of $20 million; and (d) maximum quarterly capital expenditures.  In addition, the Amended DIP Credit Facility, as did the DIP Credit Facility, contains covenants which, among other things, limit the incurrence of additional debt, issuance of guarantees, liens, investments, disposition of assets, dividends, certain payments, mergers, change of business, transactions with affiliates, prepayments of debt, repurchases of stock and redemptions of certain other indebtedness and other matters customarily restricted in such agreements.  As of September 30, 2010, the Company was in compliance with the covenant requirements of the Amended DIP Credit Facility.

The Amended DIP Credit Facility contains events of default, including, among others, payment defaults and breaches of representations and warranties (such as non-compliance with covenants and the existence of a material adverse effect (as defined in the agreement)).

Other Debt Obligations

The Chapter 11 filing constituted an event of default under, or otherwise triggered repayment obligations with respect to, several of the debt instruments and agreements relating to direct and indirect financial obligations of the Debtors as of the Petition Date (collectively “Pre-petition Debt”).  All obligations under the Pre-petition Debt have become automatically and immediately due and payable.  The Debtors believe that any efforts to enforce the payment obligations under the Pre-petition Debt have been stayed as a result of the Chapter 11 cases.  Accordingly, interest accruals and payments for the unsecured Pre-petition Debt had ceased as of the Petition Date.  As a result of the estimated claim recoveries reflected in the Plan filed during the second quarter of 2010, the Company determined that it was probable that obligations for interest on unsecured claims would ultimately be paid.  As such, interest that had not previously been recorded since the Petition Date was recorded in the second quarter of 2010.  The amount of post-petition interest recorded during the nine months ended September 30, 2010 was $129 million which represents the cumulative amount of interest for unsecured claims (including unsecured debt) accruing from the Petition Date through September 30, 2010.  The amount of post-petition interest recorded during the quarter ended September 30, 2010 was $21 million.

The Company has not recorded disputed claim amounts for “make-whole” payments being sought for the $500 million of 6.875% Notes Due 2016 (“2016 Notes”) and for “no-call” payments being sought for the $150 million 6.875% Debentures due 2026 (“2026 Debentures”).  While the Plan incorporates a settlement of these claim amounts for $70 million, this settlement will be recorded upon the Plan becoming effective and related debt being settled.

The Pre-petition Debt as of September 30, 2010 consisted of $500 million 2016 Notes, $370 million of 7% Notes due July 15, 2009 (“2009 Notes”), $150 million 2026 Debentures (together with the 2016 Notes, the 2009 Notes and the 2026 Debentures, the “Notes”) and $169 million due 2010 under the 2007 Credit Facility.  Pursuant to the final order of the Bankruptcy Court approving the DIP Credit Facility, the Debtors have acknowledged the pre-petition secured indebtedness associated with the 2007 Credit Facility to be no less than $139 million (now $53 million after the “roll-up” in connection with the Company’s entry into the DIP Credit Facility).

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

Borrowings under the 2007 Credit Facility at September 30, 2010 were $169 million.  During the nine months ended September 30, 2010, borrowings under the 2007 Credit Facility increased by $17 million following the drawing of certain letters of credit issued under the 2007 Credit Facility.

The Company has standby letters of credit and guarantees with various financial institutions.  At September 30, 2010, the Company had $32 million of outstanding letters of credit and guarantees primarily related to liabilities for environmental remediation, vendor deposits, insurance obligations and European value added tax obligations.  Under the Amended DIP Credit Facility letter of credit sub-facility $24 million of letters of credit were issued.  The Company also had $15 million of third party guarantees at September 30, 2010 for which it has reserved $2 million at September 30, 2010, which represents the probability weighted fair value of these guarantees.

13) INCOME TAXES

The Company reported an income tax benefit from continuing operations of $2 million and a $9 million benefit for the quarters ended September 30, 2010 and 2009, respectively and income tax provision of $14 million and $1 million for the nine months ended September 30, 2010 and 2009, respectively.  The Company has established a valuation allowance against the tax benefits associated with the Company’s current year to date U.S. net operating loss.  The Company will continue to adjust its tax provision through the establishment of non-cash valuation allowances until U.S. operations are more-likely than not able to generate income in future periods.

The Company has net liabilities related to unrecognized tax benefits of $48 million at September 30, 2010 and $76 million at December 31, 2009.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense.  Accrued interest and penalties are included within the related liability captions in the Consolidated Balance Sheet.

Since the timing of resolutions and/or closure of audits is uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability for unrecognized tax benefits that may occur within the next year.  On July 28, 2010, the Company effectively settled an audit with the Internal Revenue Service for tax years 2006-2007.  During the quarter ended September 30, 2010, the Company recorded a decrease in the liability for unrecognized tax benefits, relating to this audit settlement in the amount of $28 million.  This decrease will not have an impact to our effective tax rate, but decreased certain other balance sheet tax asset attributes.  Other taxing authority jurisdictions settlements or expiration of statute of limitations is not expected to be significant.

14) EARNINGS (LOSS) PER COMMON SHARE

The computation of basic earnings (loss) per common share is based on the weighted average number of common shares outstanding.  The computation of diluted earnings (loss) per common share is based on the weighted average number of common and common share equivalents outstanding.  The Company had no outstanding common share equivalents for the quarters ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009 for purposes of computing diluted earnings (loss) per share.

The weighted average common shares outstanding for the quarters ended September 30, 2010 and 2009 and for the nine months ended September 30, 2010 and 2009 were 242.9 million.

The shares of common stock underlying the Company’s outstanding stock options of 5.4 million and 7.2 million at September 30, 2010 and 2009, respectively, were excluded from the calculation of diluted earnings (loss) per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares as of such dates.  These options could be dilutive if the average share price increases and is greater than the exercise price of these options.  The Company’s performance-based restricted stock units (“RSUs”) of 0.3 million and 0.5 million at September 30, 2010 and 2009, respectively, were also excluded from the calculation of diluted earnings (loss) per share because the specified performance criteria for the vesting of these RSUs had not yet been met.  These RSUs could be dilutive in the future if the specified performance criteria are met.

15) STOCK-BASED COMPENSATION

Stock-based compensation expense, including amounts for RSUs and non-qualified stock options, was insignificant for the quarter and $1 million for nine months ended September 30, 2010, $1 million for the quarter ended September 30, 2009 and $2 million for the nine months ended September 30, 2009.  Stock-based compensation expense was primarily reported in SG&A.

All future issuances of shares of common stock under the Company’s stock-based compensation plans have been suspended as a result of the Chapter 11 cases.  Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of the Company’s securities.  Although the shares of the Company’s common stock continue to trade on the Pink Sheets, the trading prices may have little or no relationship to the actual recovery by the holders under any eventual Bankruptcy Court-approved plan of reorganization.  The opportunity for any recovery by holders of the Company’s common stock under the Plan requires that all creditors’ claims must be met in full with interest before value can be attributed to the common stock.  The Plan contemplates that the shares of the Company’s current common stock and unvested RSU’s and all stock options granted under employee stock based compensation plans will be cancelled upon the effectiveness of the Plan.  The Company will issue new common stock upon the effectiveness of the Plan for distribution on account of creditors’ claims and claims of holders of equity interests under the Plan.

The Company uses the Black-Scholes option-pricing model to determine fair value of stock options.  The Company has elected to recognize compensation cost for option awards granted equally over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  The Company did not grant any stock options or RSUs in 2009 or in the nine months ended September 30, 2010.

Total remaining unrecognized compensation costs associated with unvested stock options and RSUs at September 30, 2010 were $1 million, which will be recognized over the weighted average period of less than one year.

Upon the effectiveness of the Plan, the Company will implement the Chemtura Corporation 2010 Long-Term Incentive Plan (the “2010 LTIP”) in the form as filed in the Plan Supplement.  The 2010 LTIP provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, dividend equivalent rights, stock units, bonus stock, performance awards, share awards, restricted stock and RSUs.  No awards can be granted under the 2010 LTIP until the effectiveness of the Plan.  Directors, officers and other employees of the Company and its subsidiaries, as well as others performing services for the Company, are eligible to receive grants under the 2010 LTIP.  The 2010 LTIP will have a share reserve equal to eleven percent (11%) of the Company’s new shares of common stock issued upon the effectiveness of the Plan to creditors and holders of equity interests.

On June 1, 2010, the Organization, Compensation and Governance Committee of the Board of Directors (the “Committee”) adopted the 2010 Emergence Incentive Plan (“2010 EIP”).  The 2010 EIP was established by order of the Bankruptcy Court, dated May 18, 2010.  The 2010 EIP provides the opportunity for participants to earn an award that will be granted upon the later of the effectiveness of the Plan or the measurement of 2010 EBITDA as defined under the 2010 EIP in the form of time-based RSUs and/or stock options, if feasible, and/or in cash.  The form of consideration will be determined in accordance with the associated documents filed with the Plan Supplement.  The number of employees included in the 2010 EIP and the size of the award pool are based upon specific consolidated EBITDA levels achieved in the later of the twelve month period immediately preceding the effectiveness of the Plan or December 31, 2010.  The maximum award pool is in a value of $19 million.  As any award under the 2010 EIP is contingent on the effectiveness of the Plan, no recognition has been provided in these Consolidated Financial Statements.

The Committee and the Bankruptcy Court approved a similar emergence incentive plan in 2009 (the “2009 EIP”).  On June 1, 2010, the Committee also adopted an amendment to the consolidated EBITDA measurement period under the 2009 EIP from twelve months trailing consolidated EBITDA from emergence from Chapter 11 to twelve months trailing consolidated EBITDA ending March 31, 2010 (the “2009 EIP Amendment”).  The 2009 EIP Amendment was established by order of the Bankruptcy Court, dated May 18, 2010.  The award pool for the 2009 EIP is approximately $14 million.  As any award under the 2009 EIP is contingent on the effectiveness of the Plan, no recognition has been provided in these Consolidated Financial Statements.

Upon the effectiveness of the Plan, the Company will implement the Chemtura Corporation EIP Settlement Plan in the form as filed with the Plan Supplement.  Under the EIP Settlement plan, awards will be granted to participants under the Company’s 2009 EIP upon the effectiveness of the Plan and such award will composed of a combination of RSUs and nonqualified stock options, each vesting in three pro-rata equal installments on the date of grant and in March of each of the two years following the date of grant.  Awards under the 2010 EIP will be made upon the achievement of the EBITDA measurement as defined under the 2010 EIP which is anticipated to be in March 2011.  The awards under the 2010 EIP are anticipated to be composed of a combination of RSUs and nonqualified stock options, each vesting in three pro-rata equal installments on the date of grant and on the first and second anniversary of the date of grant.

Upon the effectiveness of the Plan, the Company will implement the Chemtura Corporation 2010 Emergence Award Plan, in the form as filed with the Plan Supplement.  The 2010 Emergence Award Plan provides designated participants with the opportunity to receive an award based upon the Company’s achievement of specified EBITDA goals for the 2011 fiscal year.  Awards granted under the 2010 Emergence Award Plan will be settled in March 2012 upon measurement of the specified EBITDA goals set for in that plan in the form of up to 1 million shares of new common stock to be issued under the 2010 LTIP.

16) PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of the Company’s defined benefit plans net periodic benefit cost for the quarters and nine months ended September 30, 2010 and 2009 are as follows:

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	U.S. Plans		Non-Qualified Plans		Health Care Plans
	Quarter ended September 30,		Quarter ended September 30,		Quarter ended September 30,
(In millions)	2010	2009	2010	2009	2010	2009

Service cost	$-	$-	$-	$1	$-	$-
Interest cost	12	12	6	5	1	2
Expected return on plan assets	(14)	(14)	(5)	(4)	-	-
Amortization of prior service cost	-	-	-	-	(1)	(1)
Amortization of actuarial losses	2	2	1	-	1	1

Net periodic benefit cost	$-	$-	$2	$2	$1	$2

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	U.S. Plans		Non-Qualified Plans		Health Care Plans
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
(In millions)	2010	2009	2010	2009	2010	2009

Service cost	$-	$-	$2	$2	$-	$-
Interest cost	36	36	17	16	5	7
Expected return on plan assets	(42)	(42)	(14)	(12)	-	-
Amortization of prior service cost	-	-	-	-	(3)	(2)
Amortization of actuarial losses	6	7	1	-	2	1
Net periodic benefit cost	$-	$1	$6	$6	$4	$6

The Company contributed less than $1 million in discretionary payments to its U.S. qualified plans but did not make any discretionary contributions to its U.S. non-qualified pension plans during the nine months ended 2010.  The Company contributed $6 million to its international pension plans for the nine months ended September 30, 2010.  Contributions to post-retirement health care plans for the nine months ended September 30, 2010 were $10 million.

Liabilities subject to compromise as of September 30, 2010 and December 31, 2009 include $375 million and $405 million respectively, related to all of the U.S. pension and post-retirement health care plans.

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

On November 18, 2009, the Bankruptcy Court entered an order (the “2009 OPEB Order”) approving, in part, the Company’s motion (the “2009 OPEB Motion”) requesting authorization to modify certain post-retirement welfare benefits (the “OPEB Benefits”) under the Company’s post-retirement welfare benefit plans (the “OPEB Plans”), including the OPEB Benefits of certain Uniroyal salaried retirees (the “Uniroyal Salaried Retirees”). On April 5, 2010, the Bankruptcy Court entered an order denying the Uniroyal Salaried Retirees’ motion to reconsider the 2009 OPEB Order based, among other things, on the Uniroyal Salaried Retirees’ failure to file a timely objection to the 2009 OPEB Motion. On April 8, 2010, the Uniroyal Salaried Retirees appealed the Bankruptcy Court's April 5, 2010 order and on April 14, 2010, sought a stay pending their appeal (the “Stay”) of the 2009 OPEB Order as to the Company’s right to modify their OPEB Benefits. On April 21, 2010, the Bankruptcy Court ordered the Company not to modify the Uniroyal Salaried Retirees’ OPEB Benefits, pending a hearing and decision as to the Stay. After consulting with the official committees of unsecured creditors and equity security holders, the Company requested that the Bankruptcy Court, rather than having a hearing to determine whether or not the Uniroyal Salaried Retirees filed a timely objection to the 2009 OPEB Motion, have a hearing instead to decide as a matter of law, whether the Company has the right to modify the OPEB Benefits of the Uniroyal Salaried Retirees, as requested in the 2009 OPEB Motion.  The Bankruptcy Court is scheduled to hear oral arguments on this issue on December 7, 2010.

In addition, on January 6, 2010, the Bankruptcy Court heard arguments regarding whether the Company had the right to modify the OPEB Benefits, as requested in the 2009 OPEB Motion, with respect to certain retirees who were represented by the United Steelworkers, or one of its predecessor unions, while employed by the Company (the “USW Retirees”) and as to whom the Bankruptcy Court did not rule as part of the 2009 OPEB Order. The Bankruptcy Court determined that it could not, without an evidentiary hearing, rule on the 2009 OPEB Motion as it relates to the USW Retirees.  After extensive negotiations with the USW Retirees, the Debtors reached consensual resolution with respect to modification of their OPEB Benefits, eliminating the need for an evidentiary hearing.  On September 17, 2010, the Bankruptcy Court approved the settlement and authorized the Debtors to modify certain benefits under their sponsored post-retirement health care plans.  The Company will reflect this modification to our liabilities upon the effective communication to the impacted participants which is expected during the fourth quarter of 2010.

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

The Company used price swap contracts as cash flow hedges to convert a portion of its forecasted natural gas purchases from variable price to fixed price purchases.  In the fourth quarter of 2007, the Company ceased the purchase of additional price swap contracts as a cash flow hedge of forecasted natural gas purchases and established fixed price contracts with physical delivery with its natural gas vendor.  The existing price swap contracts matured through December 31, 2009.  These contracts were designated as hedges of a portion of the Company’s forecasted natural gas purchases and these contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based.  The differential paid or received as natural gas prices change is reported in AOCL.  These amounts are subsequently reclassified into COGS when the related inventory is sold.  A loss of $1 million was reclassified from AOCL into COGS for the nine months ended September 30, 2009.  All remaining contracts have been terminated by the counterparties due to the Company’s Chapter 11 cases and have been classified as liabilities subject to compromise.  As of the termination date, the contracts were deemed to be effective and the Company maintained hedge accounting through the contracts maturity given that the forecasted hedge transactions are probable.  At September 30, 2010 and December 31, 2009, the Company had no outstanding price swaps.

The Company has exposure to changes in foreign currency exchange rates resulting from transactions entered into by the Company and its foreign subsidiaries in currencies other than their functional currency (primarily trade payables and receivables).  The Company is also exposed to currency risk on intercompany transactions (including intercompany loans).  The Company manages these transactional currency risks on a consolidated basis, which allows it to net its exposure.  The Company has traditionally purchased foreign currency forward contracts, primarily denominated in Euros, British Pound Sterling, Canadian dollars, Mexican pesos, and Australian dollars to manage its transaction exposure.  These contracts are generally recognized in other income (expense), net to offset the impact of valuing recorded foreign currency trade payables, receivables and intercompany transactions.  The Company has not designated these derivatives as hedges, although it believes these instruments reduce the Company’s exposure to foreign currency risk.  However, as a result of the changes in the Company’s financial condition, it no longer has financing arrangements that provide for the capacity to purchase foreign currency forward contracts or hedging instruments to continue its prior practice.  As a result, the Company’s ability to mitigate changes in foreign currency exchange rates resulting from transactions was limited beginning in the first quarter of 2009.  The Company recognized a net loss on these derivatives of $26 million for the nine months ended September 30, 2009, which was offset by gains of $10 million for the nine months ended September 30, 2009, respectively, relating to the underlying transactions.

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

	As of September 30, 2010		As of December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In millions)
Total debt	$(2,239)	$(2,409)	$(1,430)	$(1,459)

Total debt includes liabilities subject to compromise with a carrying amount of $1.2 billion (fair value of $1.3 billion) at September 30, 2010 and a carrying amount of $1.2 billion (fair value of $1.2 billion) at December 31, 2009.

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

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

		As of	As of
		September 30,	December 31,
(In millions)		2010	2009
		Level 1	Level 1
Assets
Investments held in trust related to a
nonqualified deferred compensation plan	(a)	$1	$1

Liabilities
Deferred compensation liability	(a)	$1	$1

(a)
Represents the deferral of compensation, the Company’s match and investment earnings related to the Company’s Supplemental Savings Plan. These securities are considered general assets of the Company until distributed to the participant and are included in other assets in the Consolidated Balance Sheets. A corresponding liability is included in liabilities subject to compromise at September 30, 2010 and December 31, 2009 in the Consolidated Balance Sheets. Quoted market prices were used to determine fair values of the investments held in a trust with a third-party brokerage firm.

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

The Company’s asset retirement obligations include estimates for all asset retirement obligations identified for its worldwide facilities.  The Company’s asset retirement obligations are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases at approximately 24 facilities; legal obligations to close approximately 95 brine supply, brine disposal, waste disposal, and hazardous waste injection wells and the related pipelines at the end of their useful lives; and decommissioning and decontamination obligations that are legally required to be fulfilled upon closure of approximately 33 of the Company’s manufacturing facilities.

The following is a summary of the change in the carrying amount of the asset retirement obligations for the quarters and nine months ended September 30, 2010 and 2009 and the net book value of assets related to the asset retirement obligations at September 30, 2010 and 2009:

	Quarters ended September 30,		Nine months ended September 30,
(In millions)	2010	2009	2010	2009
Asset retirement obligation balance at beginning of period	$26	$23	$26	$23
Accretion expense – cost of goods sold (a)	-	2	1	3
Revisions related to sold businesses (b)	(2)	-	(2)	-
Payments	-	-	(1)	(1)
Asset retirement obligation balance at end of period	$24	$25	$24	$25

Net book value of asset retirement obligation assets at end of period	$1	$2	$1	$2

Depreciation Expense	$-	$-	$-	$1

(a)
The decrease in accretion expense for the quarter and nine months ended September 30, 2010 as compared with 2009 is primarily due to the revision of costs related to several of the Company’s reorganization initiatives implemented in 2009 and 2010.

(b)	Includes asset retirement obligations related to the sale of the Company’s natural sodium sulfonate and oxidized petrolatum businesses in July 2010.

At September 30, 2010, $9 million of the asset retirement obligation was included in accrued expenses, $14 million was included in other liabilities and $1 million was included in liabilities subject to compromise on the Consolidated Balance Sheet.  At December 31, 2009, $9 million was included in accrued expenses, $15 million was included in other liabilities and $2 million was included in liabilities subject to compromise.

20) RESTRUCTURING ACTIVITIES

Reorganization Initiatives

In 2009, the Company obtained approval of the Bankruptcy Court to implement certain cost savings and growth initiatives and filed motions to obtain approval for additional initiatives.  During the third quarter of 2009, the Company implemented certain of these initiatives including the closure of a manufacturing plant in Ashley, Indiana, the consolidation of warehouses related to its Consumer Performance Products business, the reduction of leased space at two of its U.S. office facilities, and the rejection of various unfavorable real property leases and executory contracts.  On January 25, 2010, the Company’s Board of Directors approved an initiative involving the consolidation and idling of certain assets within the flame retardants business operations in El Dorado, Arkansas, which was approved by the Bankruptcy Court on February 23, 2010.  As a result of these initiatives, the Company recorded pre-tax charges of $32 million for the nine months ended September 30, 2010 ($4 million was recorded to reorganization items, net for severance, contract rejections and asset relocation costs, $26 million was recorded to depreciation and amortization for accelerated depreciation, and $2 million was recorded to COGS for accelerated asset retirement obligations and asset write-offs).

Corporate Restructuring Programs

In March 2010, the Company approved a restructuring plan to consolidate certain corporate functions internationally to gain efficiencies and reduce costs.  As a result of this plan, the Company recorded a pre-tax charge of $1 million for severance to facility closures, severance and related costs for the nine months ended September 30, 2010.

In December, 2008, the Company announced a worldwide restructuring program to reduce cash fixed costs.  This initiative involved a worldwide reduction in the Company’s professional and administrative staff by approximately 500 people.  The Company recorded a pre-tax charge of $3 million for the nine months ended September 30, 2009 to facility closures, severance and related costs for severance and related costs.

A summary of the reserves for all the Company’s cost savings initiatives and restructuring programs is as follows:

(In millions)	Severance and Related Costs	Other Facility Closure Costs	Total
Balance at January 1, 2010	$9	$4	$13
2010 charges:
Facility closure, severance and related costs	1	-	1
Cash payments	(3)	-	(3)

Balance at September 30, 2010	$7	$4	$11

At September 30, 2010, $2 million of the above reserve was included in accrued expenses and $9 million was included in liabilities subject to compromise on the Consolidated Balance Sheet.  At December 31, 2009, $4 million was included in accrued expenses and $9 million was included in liabilities subject to compromise.

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

As of October 12, 2010, the Debtors have received approximately 15,500 proofs of claim covering a broad array of areas.  Approximately 8,100 proofs of claim have been asserted in “unliquidated” amounts or contain an unliquidated component that are treated as being asserted in “unliquidated” amounts.  Excluding proofs of claim in “unliquidated” amounts, the aggregate amount of proofs of claim filed totaled approximately $23.9 billion.  A summary of the proofs of claim by type and amount as of October 12, 2010 is as follows:

Claim Type	No. of Claims	Amount
		(in millions)

Environmental	256	$274
Litigation	10,775	9,367
PBGC	324	13,634
Employee, benefits and wages	1,124	55
Bond	32	304
Trade	2,074	167
503(b)(9)	82	6
Other	808	44

Total	15,475	$23,851

The Company has completed its evaluation of the amounts asserted in and the factual and legal basis of the proofs of claim filed.  Based upon the Company’s review and evaluation, a significant number of proofs of claim are duplicative and/or legally or factually without merit.  As to those claims with which the Company disagrees, the Company has filed or intends to file objections with the Bankruptcy Court before the effective date of the Plan.  Since the Bar Date and as of October 12, 2010, 7,786 proofs of claim totaling $9.3 billion have been expunged and 632 proofs of claim totaling approximately $115 million have been withdrawn.  The Company has also filed motions to expunge an additional 4,884 proofs of claim totaling $389 million which motions are pending before the Bankruptcy Court or have been approved by the Bankruptcy Court but orders have not been entered.  In addition, and as shown in the table above, the Pension Benefit Guaranty Corporation (“PBGC”) filed 324 proofs of claim totaling $13.6 billion.  The Company believes that these proofs of claim are duplicative as 12 proofs of claim have been filed against each of the 27 Debtors, resulting in duplicative claims totaling approximately $13.1 billion.  Excluding the duplicative proofs of claim, the PBGC filed 12 proofs of claim totaling approximately $500 million, which are contingent on termination of the Qualified U.S. Retirement Plan.  The Plan provides for a settlement with the PBGC whereby the Debtors will make a $50 million contribution upon emergence with respect to the Chemtura US Retirement Plan in return for the PBGC agreeing not to pursue termination of the US Retirement Plan solely based upon the Debtors’ restructuring under the Plan.  If the Plan becomes effective, all claims as to which an objection has been filed will be satisfied from one of the claims reserves to be established by the Debtors as of the effective date of the Plan.  See Note 4 - Liabilities Subject to Compromise and Reorganization Items, Net.

For the quarter ended September 30, 2010, the Company has recognized a $40 million credit for changes in estimates related to expected allowable claims in liabilities subject to compromise and for the nine months ended September 30, 2010, the Company has recognized a $33 million charge for changes in estimates related to expected allowable claims in liabilities subject to compromise in the Consolidated Financial Statements.  As the Debtors complete the process of resolving the proofs of claim, appropriate adjustments to the Consolidated Financial Statements will be made.  Adjustments may also result from actions of the Bankruptcy Court, settlement negotiations, rejection of executory contracts and real property leases, determination as to the value of any collateral securing claims and other events.  For additional information on liabilities subject to compromise, see Note 4 - Liabilities Subject to Compromise and Reorganization Items, Net.

Environmental Liabilities

The Company is involved in environmental matters of various types in a number of jurisdictions.  A number of such matters involve claims for material amounts of damages and relate to or allege environmental liabilities, including clean up costs associated with hazardous waste disposal sites and natural resource damages.  As part of the Chapter 11 cases, the Debtors expect to retain responsibility for environmental cleanup liabilities relating to currently owned or operated sites (i.e. sites that remain part of the Debtors’ estates) and, with certain exceptions, to discharge in the Chapter 11 cases liabilities relating to formerly owned or operated sites (i.e. sites that are no longer part of the Debtors’ estates) and third-party sites (i.e. sites that never were part of the Debtors’ estate).  To that end, on November 3, 2009, the Debtors initiated an Adversary Proceeding against the United States and various States seeking a ruling from the Bankruptcy Court that the Debtors’ liabilities with respect to formerly owned or operated sites and third-party sites are dischargeable in the Chapter 11 cases.  On January 19, 2010, the Debtors filed an amended complaint.  In response, on January 21, 2010, the United States filed a motion to withdraw the reference to the Bankruptcy Court, which motion was granted on March 26, 2010.  As a result, the action filed by the Debtors is now before the U.S. District Court for the Southern District of New York.  The parties have filed motions for summary judgment on certain key issues, which are now pending before the District Court, but the District Court has granted a stay with respect to completion of the briefing as the parties continue to engage in settlement negotiations.

As of September 30, 2010, the Debtors had entered into and had either obtained or filed motions seeking Bankruptcy Court approval of environmental settlements with the United States Department of Justice, the United States Department of Environmental Protection Agency and the Connecticut Commissioner of Environmental Protection, the Indiana Department of Environmental Management, the Florida Department of Environmental Protection, the North Carolina Division of Waste Management, the New York Environmental Protection and Spill Compensation Fund, the Georgia Department of Natural Resources, the Louisiana Department of Environmental Quality, the Texas Commission on Environmental Quality, the State of New York and the New York State Department of Environmental Conservation, the Pennsylvania Department of Environmental Protection, and the New Jersey Department of Environmental Protection.  After September 30, 2010, the Debtors entered into a settlement with the California Department of Toxic Substances Control and filed a motion seeking Bankruptcy Court approval of that settlement.  The Debtors are continuing settlement discussions with some of the foregoing governmental authorities with respect to additional sites not covered under previous settlement and certain other governmental authorities.

In view of the issues of law raised in the Adversary Proceeding, offers made to settle environmental liabilities, or settlements that have been reached with respect to environmental liabilities, estimates relating to environmental liabilities with respect to formerly owned or operated sites and third-party sites, are classified as liabilities subject to compromise in the Company’s Consolidated Balance Sheet.  See Note 4 - Liabilities Subject to Compromise and Reorganization Items, Net.

Each quarter, the Company evaluates and reviews estimates for future remediation and other costs to determine appropriate environmental reserve amounts.  For each site where the cost of remediation is probable and reasonably estimable, the Company determines the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by the Company and the anticipated time frame over which payments toward the remediation plan will occur. At sites where the Company expects to incur ongoing operation and maintenance expenditures, the Company accrues on an undiscounted basis for a period of generally 10 years those costs which the Company believes are probable and reasonably estimable.  In addition, where settlement offers have been extended to resolve an environmental liability as part of the Chapter 11 cases, or where settlements have been reached, the amounts of those offers or settlements have been accrued and are reflected in the Consolidated Balance Sheet as liabilities subject to compromise.  See Note 4 - Liabilities Subject to Compromise and Reorganization Items, Net.

The total amount accrued for such environmental liabilities as of September 30, 2010 and December 31, 2009 was $167 million and $122 million, respectively.  At September 30, 2010 and December 31, 2009, $11 million and $16 million, respectively, of these environmental liabilities were reflected as accrued expenses, $70 million and $64 million, respectively, were reflected as other liabilities and $86 million and $42 million, respectively, were classified as liabilities subject to compromise on the Consolidated Balance Sheets.  The Company estimates that environmental liabilities could range up to $213 million at September 30, 2010.  The Company’s accruals for environmental liabilities include estimates for determinable clean-up costs.  During the third quarter of 2010 and the nine months ended September 30, 2010, the Company recorded a pre-tax charge of $6 million and $53 million, respectively, to increase its environmental reserves primarily due to settlement negotiations with respect to certain sites.  During the nine months ended September 30, 2010, the Company made payments of $6 million for clean-up costs, which reduced its environmental liabilities.  At certain sites, the Company has contractual agreements with certain other parties to share remediation costs.  The Company has a receivable of $11 million and $12 million at September 30, 2010 and December 31, 2009, respectively, to reflect probable recoveries.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. The Company intends to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed the Company’s present estimates, and could have, individually or in the aggregate, a material adverse effect on the Company’s financial condition, results of operations or cash flows.  The Company’s estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted, and as negotiations with respect to certain sites continue or as certain liabilities relating to such sites are resolved as part of the Chapter 11 cases.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), and comparable state statutes, impose strict liability upon various classes of persons with respect to the costs associated with the investigation and remediation of waste disposal sites.  Such persons are typically referred to as “Potentially Responsible Parties” or PRPs.  The Company and several of its subsidiaries have been identified by federal, state or local governmental agencies or by other PRPs, as a PRP, at various locations in the United States.  Because in certain circumstances these laws have been construed to authorize the imposition of joint and several liability, the Environmental Protection Agency (“EPA”) and comparable state agencies could seek to recover all costs involving a waste disposal site from any one of the PRPs for such site, including the Company, despite the involvement of other PRPs.  In many cases, the Company is one of a large number of PRPs with respect to a site.  In a few instances, the Company is the sole or one of only a handful of PRPs performing investigation and remediation.  Where other financially responsible PRPs are involved, the Company expects that any ultimate liability resulting from such matters will be apportioned between the Company and such other parties.  The Company presently anticipates that many of the Debtors’ CERCLA and comparable liabilities with respect to pre-petition activities and relating to third-party waste sites will be resolved as part of the Chapter 11 cases.  In addition, the Company is involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.  As discussed above, the Debtors presently intend to retain environmental clean up responsibility at currently owned or operated sites and, with certain exceptions, to discharge in the Chapter 11 cases liabilities relating to formerly owned or operated sites and third-party sites.

Governmental Investigation Alleging Violations of Environmental Laws

Conyers - Clean Air Act Investigation – This matter involves alleged violations of law by the Company arising out of the General Duty Clause of the Clean Air Act, the emergency release notification requirements of CERCLA and/or the Emergency Planning and Community Right to Know Act, and the Clean Water Act.  The U.S. E.P.A. sought a penalty and other relief in excess of one hundred thousand dollars.  The Company and the U.S. E.P.A. have agreed to settle this matter for approximately $1 million and such settlement was approved by the Bankruptcy Court on September 16, 2010.  The settlement amount will be paid by the Company under the Plan in connection with its emergence from Chapter 11.

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

On January 28, 2010, the California Superior Court rendered a judgment awarding damages to Tricor in the amount of approximately $3 million including interest and costs.  Tricor did not seek damages with respect to Mt. Poso, and the parties entered into a tolling agreement relating to this aspect of the case.  The court’s decision relieved Tricor of any obligation to take title to any portion of Mt. Poso.

On April 5, 2010, the Company filed a proposed Statement of Decision and a proposed final judgment.  On May 3, 2010, Tricor filed an objection to the proposed final judgment.  On June 14, 2010, the Court entered a final judgment affirming its prior decision, which final judgment was corrected on July 9, 2010.  On August 31, 2010, the Company and Tricor entered into a stipulation whereby, in pertinent part, Tricor was granted a general unsecured claim against the Company in the amount of approximately $2 million; Tricor agreed to convey to the Company certain Mt.  Poso property and assets within 30 days of entry of the stipulation; and Tricor and the Company each waived the right to appeal the final judgment.  The Stipulation was approved by the Bankruptcy Court on September 21, 2010.

Conyers

The Company and certain of its former officers and employees were named as defendants in five putative state class action lawsuits filed in three counties in Georgia and one putative class action lawsuit filed in the United States District Court for the Northern District of Georgia pertaining to the fire at the Company’s Conyers, Georgia warehouse on May 25, 2004.  Of the five putative state class actions, two were voluntarily dismissed by the plaintiffs, leaving three such lawsuits, all of which are now pending in the Superior Court of Rockdale County, Georgia.  These remaining state court putative class action lawsuits are captioned James and Carla Brown v. Bio-Lab, Inc., et al., Don Chapman et al. v. Bio-Lab, Inc., et al. and Deborah Davis, et al. v. Bio-Lab, Inc., et al.  The federal court putative class action lawsuit is captioned Bill Martin, et al. v. Bio-Lab, Inc., et al.  These remaining putative state class actions, as well as the putative class action pending in federal district court, seek recovery for economic and non-economic damages allegedly arising from the fire.  Punitive damages are sought in the Davis case in Rockdale County, Georgia and in the Martin case in the United States District Court for the Northern District of Georgia.  The Martin case also seeks a declaratory judgment to reform certain settlements, as well as medical monitoring and injunctive relief.

The Company was also named as a defendant in fifteen lawsuits filed by individual or multi-party plaintiffs in the Georgia and Federal courts pertaining to the May 25, 2004 fire at its Conyers, Georgia warehouse.  Eight of these lawsuits remain, the most significant of which is captioned Billy R. Brown, et al. v. Bio-Lab, Inc., et al., is pending in the Superior Court of Rockdale County, and involves claims by approximately 2,000 plaintiffs.

As part of the Chapter 11 cases, over 2,000 proofs of claim relating to the above lawsuits were timely filed.  On August 25, 2010, the Debtors and Deborah Davis, as representative of a proposed Settlement Class, entered into a Class Action Settlement Agreement which proposed settlement will resolve all of the above pending actions.  The Settlement Agreement defines the proposed Settlement Class as consisting of all persons who resided, were located, were present, were working or scheduled to work, or owned property or a place of business within a defined area near the Conyers Fire location on May 25 or May 26, 2004, as well as all persons who have been plaintiffs in the above lawsuits.  The Settlement Agreement provides for a settlement fund of $7 million to be paid out to Settlement Class members on a claim-by-claim basis pursuant to certain procedures set forth in the Settlement Agreement, including the providing of notice to each proposed member of the Settlement Class, the filing of a claim by each claimant with a claims administrator, and the determination by the claims administrator of the amount payable to each claimant in accordance with the predetermined distribution formula set forth in the Settlement Agreement.  In addition, each member of the proposed Settlement Class has the right to opt out of the Settlement Class.  By order dated September 10, 2010, the Bankruptcy Court approved the Debtors’ entry into the Class Action Settlement Agreement, and preliminarily approved the class action settlement subject to a final approval hearing to be held on January 25, 2011, at which hearing the Bankruptcy Court will determine whether the settlement is fair, adequate and reasonable.

As a result of the above, as of September 30, 2010, the Company has established a reserve of $7 million included in liabilities subject to compromise.  The Company believes that its general liability insurance policies will adequately cover any third-party claims and legal and processing fees in excess of the amounts that were recorded through September 30, 2010.  The Company has also recorded a receivable in the amount of $7 million as of September 30, 2010.

Diacetyl Litigation

Beginning before 2001, food industry factory workers began alleging that exposure to diacetyl, a butter flavoring ingredient widely used in the food industry between 1982 and 2005, caused respiratory illness.  Product liability actions were filed throughout the United States alleging that diacetyl was defectively designed and manufactured and that diacetyl manufacturers and distributors had failed to properly warn end users of diacetyl’s dangers.  The first diacetyl related action was filed against the Company in 2005.  Currently, there are twenty-three diacetyl lawsuits pending against the Company and/or Chemtura Canada, a wholly-owned subsidiary of the Company.

On June 17, 2009, the Company filed an Adversary Proceeding in the Bankruptcy Court seeking to extend the automatic stay to Chemtura Canada, a non-debtor, and Citrus & Allied Essences, Ltd. (“Citrus”), Chemtura Canada’s exclusive reseller in North America, in connection with all current and future product liability actions involving diacetyl.  The Bankruptcy Court granted the Company’s request for a temporary restraining order on June 23, 2009.  The Company also filed a motion seeking to transfer existing diacetyl-related claims against the Company, Chemtura Canada and Citrus to the U.S. District Court for the Southern District of New York, with the goal of resolving the diacetyl litigation as effectively and expeditiously as possible.  That motion was granted by Order dated January 22, 2010 and the District Court referred all transferred and consolidated claims to the Bankruptcy Court for resolution.  On August 8, 2010, Chemtura Canada filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court and on August 10, 2010, commenced ancillary recognition proceedings in Ontario, Canada.  The Chapter 11 filing by Chemtura Canada was designed only to address in the context of the Plan diacetyl claims asserted against the Company and Chemtura Canada.

As part of the Chapter 11 cases, approximately 373 non-duplicative proofs of claim involving diacetyl have been filed against the Company, approximately 366 of which have been filed by individual claimants, and approximately 7 of which have been filed by Citrus and other users of diacetyl seeking contribution or indemnity (the “Corporate Claimants”).  As described below, as of this date, the Company has entered into settlement agreements to resolve all of the claims filed by the individual claimants who have filed proofs of claim against the Company.  The Company has also entered into settlement agreements or settlement agreements in principle, or objected to or have otherwise resolved the proofs of claim which have been filed by the corporate claimants.  Finally, the Company has also entered into a settlement agreement with a key insurance carrier with respect to the diacetyl claims.

The Company has entered into settlement agreements to resolve all of the 366 proofs of claim filed by the individual claimants for a total of $61 million.  The law firm of Humphrey, Farrington & McClain, P.C. (“HFM”) represents 347 of these claimants.  On July 28, 2010, the Company and HFM entered into an agreement to settle the diacetyl claims of HFM’s clients for a total payment of $50 million.  The HFM agreement becomes effective upon satisfaction of several conditions, including confirmation of, and the occurrence of the effective date of, the Debtors’ Plan, and payment is subject to the terms and conditions set forth in the agreement.  Following the settlement with HFM, the Company entered into a total of five additional settlement agreements covering the remainder of the proofs of claim filed by the individual claimants.  Like the HFM settlement agreement, these agreements become effective upon satisfaction of several conditions, including confirmation of, and the occurrence of the effective date of, the Debtors’ Plan, and payment is subject to the terms and conditions set forth in each of the settlement agreements.  All of these settlement agreements have been approved by the Bankruptcy Court.

In addition, the Company has entered into a settlement agreement with Citrus, one of the corporate claimants, for $4 million, has reached a settlement agreement in principle with Ungerer & Co. (“Ungerer”) for $1 million, and has objected to or otherwise resolved the remaining corporate claimants’ claims.  The agreement with Citrus, and the agreement with Ungerer, should it become final, become effective upon satisfaction of several conditions, including confirmation of, and the occurrence of the effective date of, the Debtors’ Plan, and payment is subject to the terms and conditions set forth in the agreement.  The agreement with Citrus has been approved by the Bankruptcy Court.

The Company believes that it and Chemtura Canada have substantial insurance coverage with respect to these claims, subject to various self-insured retentions, limits and terms of coverage.  AIG, the Company’s insurance carrier, has reserved its rights to deny coverage under those policies with respect to the Company and Chemtura Canada.  On February 4, 2010, AIG filed a lawsuit against Chemtura Canada and Zurich Insurance Company in the Supreme Court of New York seeking, among other things, a declaration relieving AIG of its coverage obligations with respect to Chemtura Canada.  In addition, AIG filed a motion to lift the automatic stay seeking to add the Company to its state court lawsuit so that AIG could seek a determination of its coverage obligations as to the Company.  The Company opposed that motion.  On February 25, 2010, Chemtura Canada filed a notice of removal of the AIG lawsuit to the US District Court for the Southern District of New York.  On March 3, 2010, the Company and Chemtura Canada filed an Adversary Proceeding in the Bankruptcy Court against AIG, seeking a declaration of AIG’s obligations to indemnify and defend both Chemtura and Chemtura Canada, subject to various self-insured retentions, limits and terms of coverage.  On March 29, 2010, AIG filed a motion to withdraw the reference to the Bankruptcy Court with respect to the Company’s and Chemtura Canada’s Adversary Proceeding, as well as a motion to remand to state court the lawsuit filed by AIG that had been removed to the US District Court.  The Company and Chemtura Canada opposed both of these motions.  On July 15, 2010, the US District Court referred the AIG lawsuit to the Bankruptcy Court.

Both during and following the foregoing, AIG, the Company and Chemtura Canada engaged in settlement discussions.  In August 2010, the Company, Chemtura Canada, and AIG entered into a settlement with respect to all diacetyl claims.  Pursuant to the settlement agreement, AIG will pay 50% of the settlements described above, and AIG will provide certain coverage for diacetyl claims, if any, that may be brought in the future.  This settlement agreement becomes effective upon satisfaction of several conditions, including confirmation of, and the occurrence of the effective date of, the Debtors’ Plan, and payment is subject to the terms and conditions set forth in the agreement.  This settlement agreement has been approved by the Bankruptcy Court.

As a result of the above, as of September 30, 2010, the Company has adjusted the amount of the liability subject to compromise for these diacetyl claims to $64 million.  The Company has also recorded a receivable in the amount of $32 million as of September 30, 2010.  This benefit was reflected during the quarter ended September 30, 2010 as changes in estimates related to expected allowable claims on the Consolidated Statement of Operations.  Notwithstanding the foregoing, should the above settlements not be consummated, the diacetyl claims could, either individually or in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Biolab UK

This matter involves a criminal prosecution by United Kingdom (“UK”) authorities against Biolab UK Limited (“Biolab UK”) arising out of a September 4, 2006 fire at Biolab UK’s warehouse in Andoversford Industrial Estate near Cheltenham.  The exact cause of the fire has not been determined.  In this matter, it is alleged that the fire caused a water main at the warehouse to melt, and that the combination of contaminated fire suppression water and water from the melted water main overloaded the facility’s water containment system, causing that water to flow off the warehouse property and into the River Coln, a public river.  The event is alleged to have caused a fish kill and environmental damage.  The fire is also alleged to have caused a plume of smoke to travel from the facility, resulting in the evacuation of nearby residences and businesses, as well as a small property damage claim which has been resolved, one property damage claim which is pending and one personal injury claim which is pending.  On July 14, 2009, the UK Environmental Agency (“EA”) commenced a criminal action against Biolab UK.  The EA brought 5 charges, one charge alleging pollution of controlled waters (the River Coln) in violation of the Water Resources Act 1991 (“WRA”), a strict liability statute, and four charges alleging various violations of the Control of Major Accident Hazards Regulations 1999 (“COMAH”).  On May 14, 2010, the Company pleaded guilty to the WRA charge.  The Company then pleaded guilty to one new COMAH charge as part of an agreement with the prosecution to no longer pursue the four earlier filed COMAH charges.  A hearing in the Gloucester County Crown Court was held on September 24, 2010 at which time the Company was fined £66,000 and ordered to pay costs of £80,000.

Antitrust Investigations and Related Matters

Rubber Chemicals

On May 27, 2004, the Company pled guilty to one-count charging the Company with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period July 1995 to December 2001.  The U.S. federal district court imposed a fine of $50 million, payable in six annual installments, without interest, beginning in 2004.  In light of the Company’s cooperation with the U.S. Department of Justice (“DOJ”), the court did not impose any period of corporate probation.  On May 28, 2004, the Company pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada.  The Canadian federal court imposed a sentence requiring the Company to pay a fine of CDN $9 million (approximately U.S. $7 million), payable in six annual installments, without interest, beginning in 2004.  The Company paid (in U.S. dollars) $2 million in 2005, $7 million in 2006, $12 million in 2007 and $17 million in 2008.  On May 26, 2009, the U.S. District Court for the Northern District of California signed a joint stipulation and order modifying the fine and the payment schedule for the final installment of $16 million of the original $50 million due to be paid on May 27, 2009.  Under the court’s order, the Company will pay a total of $10 million in four installments: $2.5 million on or before September 30, 2009; $2.5 million on or before December 31, 2009; $2.5 million on or before September 30, 2010; and $2.5 million on or before December 31, 2010 (the “U.S. Payments”).  The Company also negotiated an agreement with Canadian authorities whereby the Company would pay a total of CDN $1.8 million (approximately U.S. $1.6 million) in satisfaction of the outstanding amount on the Canadian fine according to the following schedule:  CDN $450,000 (approximately U.S. $390,000) on or before September 30, 2009; CDN $450,000 (approximately U.S. $390,000) on or before December 31, 2009; CDN $450,000 (approximately U.S. $390,000) on or before September 30, 2010; and CDN $450,000 (approximately U.S. $390,000) on or before December 31, 2010 (the “Canadian Payments”).  The U.S. Payments and the Canadian Payments are subject to upward adjustment in the event the Debtors’ general unsecured creditors receive greater than 62.5% recovery on their general unsecured claims.  After receiving Bankruptcy Court approval, the Company paid the first and second installments totaling $6 million in 2009 and the third installment totaling $3 million in 2010.  On June 17, 2010, the Debtors filed their Plan which provides for 100% recovery for the Debtors’ general unsecured creditors.  As a result, the Company increased its reserves by $2.9 million to reflect an upward adjustment to the U.S. Payments and Canadian Payments.  A reserve of $10 million at September 30, 2010 and at December 31, 2009 were included in liabilities subject to compromise.

Civil Lawsuits

The actions described below under “U.S. Civil Antitrust Actions” are in various procedural stages of litigation. Although the actions described below have not had a material adverse impact on the Company, the Company cannot predict the outcome of any of those actions. The Company will seek cost-effective resolution of the various pending and threatened legal proceedings against the Company; however, the resolution of any civil claims now pending or hereafter asserted against the Company, if they are not determined to be claims that are satisfied pursuant to a plan of reorganization in the Chapter 11 cases, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company has established as of September 30, 2010 reserves for all direct and indirect purchaser claims, as further described below.  All known claims against Chemtura Corporation or its subsidiaries that are Debtors in the Chapter 11 cases based upon actions before the filing of the Chapter 11 cases should be satisfied, if they become allowed claims, pursuant to the provisions of the Plan if it becomes effective.

U.S. Civil Antitrust Actions

Direct and Indirect Purchaser Lawsuits - The Company, individually or together with its subsidiary Uniroyal Chemical Company, Inc., now merged into Chemtura Corporation (referred to as “Uniroyal” for the purpose of the descriptions below), and other companies, are defendants in various proceedings filed in state and federal courts, as described below.

Federal Lawsuits - The Company and certain of its subsidiaries are defendants in two lawsuits pending in the federal courts.  One of these suits is a Massachusetts indirect purchaser claim premised upon violations of state law.  The suit was originally filed in Massachusetts state court in May 2005 as an indirect purchaser action, and was subsequently removed to the United States District Court, District of Massachusetts.  The complaint initially related to purchases of any product containing rubber and urethane products, defined to include EPDM, nitrile rubber and urethanes, but was subsequently limited to urethanes only.  On September 12, 2008, the Company received final court approval of a settlement agreement covering this action.  The settlement funds totaling $0.6 million were placed into escrow pursuant to this agreement.  This settlement agreement will be consummated and the settlement funds released from escrow following the Company’s emergence from Chapter 11.  The other suit, described separately below under the sub-heading “Bandag,” was originally filed as a direct purchaser suit on June 29, 2006 in the United States District Court, Middle District of Tennessee and was subsequently transferred to the United States District Court, Northern District of California.  In both of these actions, and in all actions pending in state courts (further described below), the plaintiffs seek, among other things, treble damages, costs (including attorneys’ fees) and injunctive relief preventing further violations of the improper conduct alleged in the complaint.  Neither of these federal suits is expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Bandag - This suit was originally brought by Bridgestone Americas Holding, Inc, Bridgestone Firestone North American Tire, LLC, and Pirelli Tire, LLC (all of whom have since settled) along with the remaining plaintiff, Bandag Incorporated (n/k/a/ Bridgestone Bandag, LLC), with respect to purchases of rubber chemicals from the Company, Uniroyal and several of the world-wide leading suppliers of rubber chemicals.  This suit alleges that the Company and Uniroyal, along with other rubber chemical manufacturers, conspired to fix the prices of rubber chemicals, and to divide the rubber chemicals markets in violation of Section 1 of the Sherman Act.  Bandag Incorporated, a designer and manufacturer of tire re-treading, directly purchased from the Company and from the other defendants to this suit, and in doing so, claims to have paid artificially inflated prices for rubber chemicals. Bandag has requested treble damages, costs (including attorneys’ fees) and such other relief as the court may deem appropriate.  The Company agreed to utilize binding arbitration to try the claims at issue in this action.  The arbitration hearings were held on March 4 through March 6, 2009.  On May 5, 2009, the Bankruptcy Court entered an order modifying the automatic stay to allow the arbitration to proceed in order to liquidate the amount of this pre-petition claim.  On July 28, 2009, the arbitration panel issued its decision, awarding Bandag damages in the amount of $8 million and attorneys’ fees in the amount of $6 million.  On September 4, 2009, the District Court for the Northern District of California confirmed the arbitration panel’s award and entered a judgment against the Company in the amount of $14 million.  This judgment will be treated as an unsecured claim and satisfied pursuant to the terms of the Plan.

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

Australian Civil Antitrust Matters

On September 27, 2007, the Company and one of its subsidiaries (collectively referred to as the “Company” in this paragraph) as well as Bayer AG and Bayer Australia Ltd. were sued by Wright Rubber Products Pty Ltd. (“Wright”) in the Federal Court of Australia for alleged price fixing violations with respect to the sale of rubber chemicals in Australia.  On November 21, 2008, Wright filed an amended Statement of Claim.  The Company's application to have the amended Statement of Claim struck was granted on November 6, 2009 and Wright appealed seeking to have that determination reviewed by the full court.  The Company also lodged an application to have the proceeding dismissed on the basis that, at this stage, there is no statement of claim before the Federal Court.  The matters were heard by the full court on May 24, 2010.  On July 13, 2010, the full Federal Court granted Wright’s application for an appeal and provided Wright twenty-one days to file a further amended statement of Claim, which Wright has done.  In response, the Company has filed an answer.  The Company intends to assert all meritorious defenses and to aggressively defend this matter.  The Company does not expect this matter to have a material adverse effect on its financial condition, results of operations or cash flows.

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

On September 17, 2009, the Federal District Court entered an order cancelling the final approval hearing of the November 2008 Settlement Agreement due to the automatic stay resulting from Chapter 11 cases.  The Federal District Court also denied on December 31, 2009 the motions to dismiss the complaint filed by the Company, the Crompton Individual Defendants and the former directors of Witco Corp.  The motions to dismiss were denied without prejudice to renew following resolution of the Chapter 11 cases.  In October 2009, the Bankruptcy Court issued an Order authorizing the Company to enter into a settlement stipulation requiring the return of $9 million that the Company transferred to the plaintiffs prior to its Chapter 11 filing in connection with the November 2008 Settlement Agreement (the “Pre-Petition Payment”).  The Company entered into such settlement stipulation and $9 million was returned to the Company.  On April 13, 2010, the parties entered into an amended settlement agreement whereby the plaintiffs agreed to accept a total of approximately $11 million to be paid by the Company’s insurer in full satisfaction of the Company’s obligations pursuant to the settlement and amended settlement agreements.  This matter will be resolved as a settlement class action.  The settlement was subject to the approval of both the Federal District Court and the Bankruptcy Court.  On May 4, 2010, the Bankruptcy Court approved the settlement of the class action, and on August 17, 2010, the Federal District Court approved the settlement of the class action.

Legal Accruals

At September 30, 2010 and December 31, 2009, the Company had accruals for litigation and claims (except for environmental) of $119 million and $127 million, respectively, which were classified as liabilities subject to compromise.  The Company periodically reviews its accruals for pending claims and litigation as additional information becomes available, and may adjust its accruals based on actual settlement offers and other later occurring events.  As a result of additional information obtained during the third quarter of 2010, the Company reduced accruals for litigation and claims (except for environmental) by $32 million and during the nine months ended September 30, 2010, the Company reduced accruals for litigation and claims (except for environmental) by $8 million, which were primarily charged to changes in estimates related to expected allowable claims in the Consolidated Statements of Operations. The Company believes it has substantial insurance coverage with respect to certain of these litigations and claims.

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

Other

The Company is routinely subject to other civil claims, litigation and arbitration, and regulatory investigations, arising in the ordinary course of its business, as well as in respect of its divested businesses. Some of these claims and litigations relate to product liability claims, including claims related to the Company's current products and asbestos-related claims concerning premises and historic products of its corporate affiliates and predecessors. The Company believes that it has strong defenses to these claims. These claims have not had a material impact on the Company to date and the Company believes the likelihood that a future material adverse outcome will result from these claims is remote. However, the Company cannot be certain that an adverse outcome of one or more of these claims would not have a material adverse effect on its financial condition, results of operations or cash flows.  Moreover, in most circumstances, claims against Chemtura Corporation, or any of its subsidiaries that are Debtors in the Chapter 11 cases, arising from actions or omissions before the filing of the Chapter 11 cases, are subject to compromise pursuant to the terms of the Plan if it becomes effective.

Internal Review of Customer Incentive, Commission and Promotional Payment Practices

The Company’s previously disclosed review of various customer incentive, commission and promotional payment practices of the Chemtura AgroSolutionsTM segment (formerly known as Crop Protection Engineered Products) in its Europe, Middle East and Africa region (the “EMEA Region”), has been completed.  The review was conducted under the oversight of the Audit Committee of the Board of Directors and with the assistance of outside counsel and forensic accounting consultants.  As disclosed previously, the review found evidence of various suspicious payments made to persons in certain Central Asian countries and of activity intended to conceal the nature of those payments.  The amounts of these payments were reflected in the Company’s books and records but were not recorded appropriately.  In addition, the review found evidence of payments that were not recorded in a transparent manner, including payments that were redirected to persons other than the customer, distributor or agent in the particular transaction.  None of these payments were subject to adequate internal control.  The Company has strengthened its worldwide internal controls relating to customer incentives and sales agent commissions and enhanced its global policy prohibiting improper payments, which contemplates, among other things, that we monitor our international operations.  Such monitoring may require that we investigate allegations of possible improprieties relating to transactions and the way in which such transactions are recorded.  The Company has severed its relationship with all of the sales agents and the employees responsible for the suspicious payments no longer are or, by the end of the year, no longer will be employees of the Company.  The Company cannot reasonably estimate the nature or amount of monetary or other sanctions, if any, that might be imposed as a result of the review.  The Company has concluded that there is no matter connected with the review that would lead to a material change to the financial statements presented in this Quarterly Report on Form 10-Q.

Guarantees

The Company has standby letters of credit and guarantees with various financial institutions.  At September 30, 2010 and December 31, 2009, the Company had $32 million and $64 million, respectively, of outstanding letters of credit and guarantees primarily related to its liabilities for environmental remediation, vendor deposits, insurance obligations and European value added tax (VAT) obligations.

The Company has applied the disclosure provisions of ASC Topic 460, Guarantees (“ASC 460”), to its agreements that contain guarantee or indemnification clauses.  The Company is a party to several agreements pursuant to which it may be obligated to indemnify a third party with respect to certain loan obligations of joint venture companies in which the Company has an equity interest.  These obligations arose to provide initial financing for a joint venture start-up, fund an acquisition and/or provide project capital.  Such obligations mature through August 2016.  In the event that any of the joint venture companies were to default on these loan obligations, the Company would indemnify the other party up to its proportionate share of the obligation based upon its ownership interest in the joint venture.  At September 30, 2010, the maximum potential future principal and interest payments due under these guarantees were $15 million and $1 million, respectively.  In accordance with ASC 460, the Company has accrued $2 million in reserves, which represents the probability weighted fair value of these guarantees at September 30, 2010. The reserve has been included in long-term liabilities on the Consolidated Balance Sheet at September 30, 2010 with an offset to the investment included in other assets.

The Company also has a customer guarantee, in which the Company has contingently guaranteed certain debt obligations of one of its customers.  The amount of this guarantee was $1 million at September 30, 2010 and December 31, 2009.  Based on past experience and on the underlying circumstances, the Company does not expect to have to perform under this guarantee.

At September 30, 2010, unconditional purchase obligations were insignificant.  Unconditional purchase obligations exclude liabilities subject to compromise as the Company cannot accurately forecast the future level and timing of the repayments given the inherent uncertainties associated with the Chapter 11 cases.

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

22) BUSINESS SEGMENT DATA

The Company evaluates a segment’s performance based on several factors, of which the primary factor is operating profit (loss).  In computing operating profit (loss) by segment, the following items have not been deducted:  (1) general corporate expense; (2) amortization; (3) facility closures, severance and related costs; (4) antitrust costs; (5) certain accelerated depreciation; (6) gain (loss) on sale of business; (7) changes in estimates related to expected allowable claims; and (8) impairments of long-lived assets.  Pursuant to ASC Topic 280, Segment Reporting (“ASC 280”), these items have been excluded from the Company’s presentation of segment operating profit (loss) because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance.

On March 23, 2010 the Company announced that is was renaming its Crop Protection Engineered Products division to Chemtura AgroSolutionsTM.  As a result, the former segment Crop Protection Engineered Products will now be referred to as Chemtura AgroSolutionsTM.  The name change reflects the Company’s long-term strategy, initiatives and investments that will directly support new product formulations, applications, delivery and service.

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

General Corporate Expense and Other Charges

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis, including amortization expense.  These costs are primarily for corporate administration services net of costs allocated to the business segments, costs related to corporate headquarters and management compensation plan expenses for executives and corporate managers.  Facility closures, severance and related costs are primarily for severance costs related to the Company’s cost savings initiatives.  The antitrust costs are primarily for settlements and legal costs associated with antitrust investigations and related civil lawsuits.  The gain on sale of business relates to the sale of the sodium sulfonate business.  The impairment of long-lived assets related to the impairment of goodwill of the Consumer Performance Products segment.  Accelerated depreciation relates to certain assets affected by the Company’s restructuring programs, divestitures and legacy ERP systems.  Change in estimates related to expected allowable claims relates to adjustments to liabilities subject to compromise (primarily legal and environmental reserves) as a result of the proofs of claim evaluation process.

A summary of business data for the Company's reportable segments for the quarters and nine months ended September 30, 2010 and 2009 are as follows:

(In millions)	Quarters ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net Sales
Consumer Performance Products	$106	$115	$369	$368
Industrial Performance Products	321	271	920	720
Chemtura AgroSolutionsTM	93	89	254	246
Industrial Engineered Products	190	134	537	368
Total net sales	$710	$609	$2,080	$1,702

(In millions)	Quarters ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Operating Profit (Loss)
Consumer Performance Products	$14	$17	$58	$51
Industrial Performance Products	27	29	90	55
Chemtura AgroSolutionsTM	6	5	12	33
Industrial Engineered Products	8	10	12	(4)
	55	61	172	135

General corporate expense, including amortization (a)	(30)	(30)	(73)	(86)
Facility closures, severance and related costs	2	-	(1)	(3)
Antitrust costs	-	-	-	(10)
Gain on sale of business	2	-	2	-
Impairment of long lived assets	-	-	-	(37)
Changes in estimates related to expected allowable claims	40	-	(33)	-

Total operating profit (loss)	$69	$31	$67	$(1)

(a)
Corporate expense includes $3 million, $2 million and $9 million for the quarter ended September 30, 2009, nine months ended September 30, 2010 and nine months ended September 30, 2009, respectively, that were previously absorbed by the PVC additives business which is now classified as a discontinued operation.

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

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On March 18, 2009, Chemtura and 26 of our U.S. affiliates (collectively the “U.S. Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).

On August 8, 2010, Chemtura Canada Co/Cie (“Chemtura Canada”) filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code and on August 11, 2010, Chemtura Canada commenced ancillary recognition proceedings under Part IV of the Companies’ Creditors Arrangement Act (the “CCAA”) in the Ontario Superior Court of Justice, located in Ontario, Canada (the “Canadian Court” and such proceedings, the “Canadian Case”).  The U.S. Debtors along with Chemtura Canada (collectively the “Debtors”) requested the Bankruptcy Court to enter an order jointly administering Chemtura Canada’s Chapter 11 case with the current Chapter 11 cases under lead case number 09-11233 (REG) and appoint Chemtura Canada as the “foreign representative” for the purposes of the Canadian Case.  Such orders were granted on August 9, 2010.  On August 11, the Canadian Court entered an order recognizing the Chapter 11 cases as a “foreign main proceeding” under the CCAA.

On October 21, 2010, the Bankruptcy Court entered a bench decision approving confirmation of the Debtors’ plan of reorganization (the “Plan”).  On November 3, 2010, the Bankruptcy Court entered a written order confirming the Plan (the “Confirmation Order”).  The Confirmation Order provides for a waiver of the ordinary stay of effectiveness under applicable bankruptcy law, such that the Confirmation Order will become effective at 12:00 noon on November 8, 2010 unless otherwise stayed by separate court order.  A request for recognition of the Confirmation Order was filed in the Canadian Court in order to fulfill a condition to effectiveness of the Plan so that Chemtura Canada can emerge from its proceedings at the same time as the U.S. Debtors.  That request was granted by order entered on November 3, 2010.  The Debtors expect to emerge from Chapter 11 as soon as practicable.

For further discussion of the Chapter 11 cases, see Item 2. - Bankruptcy Proceedings under Liquidity and Capital Resources and Note 1 - Nature of Operations and Bankruptcy Proceedings in the Notes to Consolidated Financial Statements.

OUR BUSINESS

We are among the larger publicly-traded specialty chemical companies in the United States dedicated to delivering innovative, application-focused specialty chemical solutions and consumer products.  Our principal executive offices are located in Philadelphia, Pennsylvania and Middlebury, Connecticut.  We operate in a wide variety of end-use industries, including automotive, transportation, construction, packaging, agriculture, lubricants, plastics for durable and non-durable goods, electronics, and pool and spa chemicals. The majority of our chemical products are sold to industrial manufacturing customers for use as additives, ingredients or intermediates that add value to their end products.  Our agrochemical and consumer products are sold to dealers, distributors and major retailers.  We are a market leader in many of our key product lines and transact business in more than 100 countries.

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

Other factors affecting our financial performance include industry capacity, customer demand, raw material and energy costs, and selling prices.  Selling prices are influenced by the global demand and supply for the products we produce.  Our strategy is to engineer specialty chemical solutions to our customers’ requirements such that we can pursue revenue growth while maintaining selling prices that reflect the value of our products enabling us to pass on to our customers any higher costs for raw materials and energy, thereby preserving our profit margins.

THIRD QUARTER RESULTS

Overview

Consolidated net sales were $710 million for the third quarter of 2010 or $101 million higher than the same quarter of 2009.  The increase in net sales was attributable to increased sales volumes of $91 million and an increase in selling prices of $18 million, partially offset by unfavorable foreign currency translation of $6 million and $2 million relating to the divestiture of our Industrial Performance Product’s natural sodium sulfonates and oxidized petrolatum businesses (collectively the “sodium sulfonate business”).  By the first quarter of 2010, inventory de-stocking had ceased and some industry sectors, such as electronics, showed strong recovery.  This has continued into the third quarter of 2010.  However, in many of the industrial sectors exposed to macroeconomic cyclicality, such as building and construction, the recovery has been modest and demand still significantly lags the levels seen before the onset of the recession.

Gross profit for the third quarter of 2010 was $160 million, an increase of $1 million compared with the same quarter last year.  Gross profit as a percentage of sales decreased to 23% in the quarter as compared with 26% in the same quarter last year primarily due to a widening lag between increases in raw material costs and resulting increases in selling prices as raw material costs have increased from the lows seen in the middle of 2009.  The increase in gross profit was primarily due to $18 million in higher selling prices and $13 million in higher sales volume (net of unfavorable product mix).  The higher volume also resulted in $19 million of favorable manufacturing costs (due to higher plant utilization).  These favorable impacts were offset by a $33 million increase in raw material and energy costs, a $5 million increase in distribution costs, $4 million related to costs associated with the registration of chemicals in the European Union under REACh legislation, $3 environmental reserve adjustment and a $4 million increase in other costs.

Selling, general and administrative (“SG&A”) expenses of $85 million were $8 million higher than the third quarter of 2009, primarily due to higher selling expense, legal expenses and a loss on disposal of an asset.  Legal expenses in the third quarter of 2010 included a $3 million impact from an unfavorable decision against us at the conclusion of a long-standing Canadian trade dispute case resulting in the payment of a portion of the counterparty’s legal costs.  The loss on disposal of an asset of $2 million related to a software component of our SAP system that we no longer utilize.

Depreciation and amortization expense from continuing operations of $40 million was $1 million lower than the third quarter of 2009.  Accelerated depreciation of $5 million related to restructuring activities within our flame retardants business was included for the third quarter of 2010 compared with accelerated depreciation of $2 million within our Consumer Performance Products segment and general corporate expense for the same period last year.

Research and development (“R&D”) expense of $11 million was $1 million higher than the third quarter of 2009.

Facility closures, severance and related costs included a credit of $2 million in the third quarter of 2010, primarily related to adjustments to accruals for our ongoing execution of restructuring initiatives.

The gain on sale of business of $2 million in the third quarter of 2010 related to the sale of our sodium sulfonate business.

Changes in estimates related to expected allowable claims amounted to a credit of $40 million for the third quarter of 2010.  These changes included adjustments to liabilities subject to compromise (primarily legal and environmental reserves) identified in the proofs of claim evaluation and settlement process.  Recoveries from insurance carriers are included in these changes in estimates once contingencies related to coverage disputes with insurance carriers have been resolved and coverage is deemed probable.  We recorded $32 million in the third quarter of 2010 related to insurance recoveries.

Interest expense of $35 million during the third quarter of 2010 was $17 million higher than the third quarter of 2009.  The higher interest expense resulted from our determination that it was probable that obligations for interest on unsecured bankruptcy claims would ultimately be paid based on the estimated claim recoveries reflected in the Plan filed during the second quarter of 2010; and recording interest expense associated with $455 million in aggregate principal amount of 7.875% senior notes due 2018 (the “Senior Notes”) and the $295 million senior secured term facility credit agreement (the “Term Loan”), partially offset by lower financing costs under the Amended DIP Credit Facility entered into in February 2010.  The amount of post-petition interest recorded during the third quarter of 2010 was $21 million which represents the amount of interest accruing on unpaid claims from July 1, 2010 through September 30, 2010.

Other income, net was $8 million in the third quarter of 2010 which was unchanged from the third quarter of 2009.

Reorganization items, net in the third quarter of 2010 was $33 million compared with $20 million in the third quarter of 2009.  Reorganization items primarily comprised professional fees directly associated with the Chapter 11 reorganization and the impact of negotiated claims settlement for which Bankruptcy Court approval has been obtained or requested.  The increase is primarily due to higher professional fees incurred during the Plan’s disclosure statement approval, solicitation and confirmation hearing activities during the third quarter of 2010.

The income tax benefit from continuing operations in the third quarter of 2010 was $2 million compared with $9 million in the third quarter of 2009.  We provided a full valuation allowance against the tax benefit associated with our U.S. net operating loss.

Net earnings from continuing operations attributable to Chemtura for the third quarter of 2010 was $12 million as compared with net earnings of $10 million for the third quarter of 2009.

Earnings from discontinued operations for the third quarter of 2009 was $2 million (net of a $1 million tax provision) for the third quarter of 2009.  Discontinued operations related to the polyvinyl chloride (“PVC”) additives business, which was sold in April 2010.

The loss on sale of discontinued operations for the third quarter of 2010, was $3 million (net of a $1 million tax benefit), which represented an adjustment related to the sale of the PVC additives business.  The loss on sale of discontinued operations in the third quarter of 2009 was $4 million, which represented an adjustment for a loss contingency related to the sale of the OrganoSilicones business in July 2003.

Consumer Performance Products

Net sales for the Consumer Performance Products segment decreased by $9 million to $106 million in the third quarter of 2010.  Operating profit decreased $3 million in the third quarter of 2010 to $14 million.

The decrease in net sales was driven by decreased sales volume of $7 million and price decreases of $2 million.  The North American recreational water products business had lower sales to the mass market channel due primarily to timing of orders which were weighted to the second quarter of 2010 together with continued cautiousness by consumers in discretionary spending. This was partially offset by hot weather patterns in the North East region of the United States where the business experienced significant year over year sales growth in the professional dealer channel and a strong finish to the season in Europe. Our household product line volumes were lower than the third quarter of 2009 due to strong supply chain replenishment activity that occurred in 2009 after supply disruptions resulting from our Chapter 11 filing, and in part due to start-up disruptions on a packaging line after relocating the operation to our Conyers, GA facility.

Operating profit declined due to a $3 million increase in raw material and energy costs, a $2 million decrease in sales volume and unfavorable product mix, a $2 million decrease in selling prices and a $1 million increase in distribution costs.  These unfavorable items were partially offset by the absence of $2 million in asset retirement obligations and accelerated depreciation incurred in 2009, $2 million in favorable manufacturing costs and a $1 million reduction in other costs.

Industrial Performance Products

Net sales in the Industrial Performance Products segment increased by $50 million to $321 million in the third quarter of 2010.  Operating profit decreased $2 million in the third quarter of 2009 to $27 million.

The increase in net sales was driven primarily by increased volume of $47 million and higher selling prices of $9 million, partially offset by unfavorable foreign currency translation of $4 million and a $2 million reduction from the sale of the sodium sulfonate business.  The higher sales volume in the third quarter of 2010 was due to increased customer demand across all business segments driven by improved industry conditions compared with the third quarter of 2009.

Operating profit declined due to an $18 million increase in raw material and energy costs, a $4 million increase in distribution costs, $2 million in unfavorable foreign currency exchange, a $2 million increase in REACh expenses and a $2 million increase in other costs.  These unfavorable items were partially offset by $9 million increase in sales volume and favorable product mix, $9 million in higher selling prices, $7 million in favorable manufacturing costs and the absence of a $1 million loss on an asset disposal incurred in 2009.

Chemtura AgroSolutionsTM

Net sales for the Chemtura AgroSolutionsTM segment increased by $4 million to $93 million for the third quarter of 2010.  Operating profit increased $1 million in the third quarter of 2010 to $6 million.

The increase in net sales reflected $5 million in higher volume offset by $1 million in unfavorable foreign currency translation.  Sales were higher in all regions except Latin America as compared with the third quarter of 2009.  Despite a slower start to the Latin American season, demand showed improvement in Europe and North America and was particularly strong in Asia Pacific.  Production costs declined in the third quarter of 2010 due to increased sales volume.

Operating profit increased due to a $4 million increase in sales volume and favorable product mix, $3 million in favorable manufacturing costs and $2 million in favorable foreign currency exchange.  These favorable items were partially offset by a $3 million impact from an unfavorable decision against us at the conclusion of a long-standing Canadian trade dispute case, $2 million in higher SG&A and R&D (collectively “SGA&R”) expense and a $3 million increase in other costs.

Industrial Engineered Products

Net sales in the Industrial Engineered Products segment increased by $56 million to $190 million for the third quarter of 2010.  Operating profit decreased $2 million in the third quarter of 2010 to $8 million.

The increase in net sales reflected an increase of $46 million in sales volume and an $11 million increase in selling prices, partially offset by $1 million in unfavorable foreign currency translation.  The higher sales volume reflected continued strong customer demand for products used in the electrical and electronics industry and, to a lesser extent, the building and construction industry, compared with the third quarter of 2009.

The operating profit decreased due to a $12 million increase in raw material and energy costs, $5 million in accelerated depreciation in 2010, $1 million in unfavorable foreign currency exchange, a $1 million increase in distribution costs and a $1 million increase in REACh expense.  This was partially offset by an $11 million increase in selling prices and $7 million in higher volume (net of unfavorable product mix) including the resulting impact of favorable manufacturing costs.

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

Corporate expense was $30 million for the third quarter of 2010 and 2009, which included $10 million of amortization expense related to intangibles for both periods.

Higher expense associated with changes in estimates on environmental reserves was offset by reduced spending on information technology initiatives (which included the completion of the Consumer SAP implementation project in 2009), and lower expense related to pension and other post-retirement benefit plans.

YEAR-TO-DATE RESULTS

Overview

Consolidated net sales were $2.1 billion for the nine month period ended September 30, 2010 or $378 million higher than the same period in 2009.  The increase in net sales was attributable to increased sales volumes of $357 million and higher selling prices of $27 million, partially offset by unfavorable foreign currency translation of $4 million and $2 million related to the divestiture of the sodium sulfonate business.  The increase in volume was principally within the Industrial Performance and Industrial Engineered Products segments as the industries we supply through these segments were the most severely affected by the economic recession in 2009 as demand declined sharply and customers undertook de-stocking in light of the changes in the economy.  By the first quarter of 2010, inventory de-stocking had ceased and some industry sectors, such as electronics, showed strong recovery.  This has continued into the third quarter of 2010.  However, in many of the industrial sectors exposed to macroeconomic cyclicality, such as building and construction, the recovery has been modest and demand still significantly lags the levels seen before the onset of the recession.

Gross profit for the nine month period ended September 30, 2010 was $493 million, an increase of $80 million compared with the same period in 2009.  Gross profit as a percentage of sales of 24% for the nine month period ended September 30, 2010 was unchanged compared with the same period in 2009.  The increase in gross profit was primarily due to $68 million in higher volume (net of product mix), $63 million of favorable manufacturing costs, $27 million from higher selling prices and other costs savings of $2 million.  These improvements were partially offset by $49 million in higher raw material and energy costs, an $18 million increase in distribution costs, $6 million related to costs associated with registration of chemicals in the European Union under REACh legislation, $3 million from unfavorable foreign currency exchange, a $3 million environmental reserve adjustment and $1 million in lost profit from the sale of the sodium sulfonate business.  Our results are being impacted by increased raw material and energy costs compared with the lows seen in the middle of 2009.

SG&A expense of $232 million was $16 million higher than the same period of 2009, primarily due to higher selling expense, legal expenses and a loss on disposal of an asset.  Approximately $6 million of the increase in SG&A expense related to expenses associated with the internal review of customer incentive, commission and promotional payment practices in the European region.  The loss on disposal of an asset of $2 million related to a software component of our SAP system that we no longer utilize.

Depreciation and amortization expense from continuing operations of $134 million was $12 million higher than the nine month period of 2009.  Accelerated depreciation related to restructuring activities of $26 million primarily within our flame retardants business was included for the nine month period ended September 30, 2010 compared with accelerated depreciation of $4 million within our Consumer Performance Products segment, Industrial Performance Products segment and general corporate expense for the same period in 2009.

R&D expense of $31 million was $5 million higher than the same period of 2009.

Facility closures, severance and related costs of $1 million compared with $3 million for the same period of 2009, was primarily related to our ongoing execution of restructuring initiatives.

Antitrust costs were negligible for the nine month period ended September 30, 2010 and $10 million for the nine month period ended September 30, 2009.  The antitrust costs primarily comprise legal costs associated with antitrust investigations and civil lawsuits.

The gain on sale of business of $2 million in the nine month period ended September 30, 2010 related to the sale of our sodium sulfonates business.

Impairment of long lived assets of $37 million in the nine month period ended September 30, 2009 related to the impairment of goodwill associated with the Consumer Performance Products segment.

Changes in estimates related to expected allowable claims were $33 million for the nine month period ended September 30, 2010.  These changes included adjustments to liabilities subject to compromise (primarily legal and environmental reserves) identified in the proofs of claim evaluation and settlement process. Recoveries from insurance carriers are included in these changes in estimates once contingencies related to coverage disputes with insurance carriers have been resolved and coverage is deemed probable.  We recorded $32 million in the nine month period ended September 30, 2010 related to insurance recoveries.

Interest expense of $164 million during the nine month period ended September 30, 2010 was $111 million higher than the same period in 2009.  The higher interest expense resulted from our determination that it was probable that obligations for interest on unsecured bankruptcy claims would ultimately be paid based on the estimated claim recoveries reflected in the Plan filed during the second quarter of 2010.  As such, interest that had not previously been recorded since the Petition Date was recorded in the nine months ended September 30, 2010.  The amount of post-petition interest recorded during the nine months ended September 30, 2010 was $129 million which represents the cumulative amount of interest accruing from the Petition Date through September 30, 2010.  Additionally, we recorded interest expense associated with the Senior Notes and the Term Loan.  These impacts were partially offset by lower financing costs under the Amended DIP Credit Facility entered into in February 2010.

Loss on early extinguishment of debt of $13 million in the nine month period ended September 30, 2010 related to the write-off of deferred financing costs and the incurrence of fees payable to lenders as a result of refinancing the DIP Credit Facility.

Other expense, net of $2 million in the nine month period ended September 30, 2010 was $9 million lower than the same period in 2009.  The decrease in expense primarily reflected lower unfavorable net foreign currency exchange losses and lower fees associated with the termination of our accounts receivable financing facilities, partially offset by lower interest income.  Foreign currency exchange losses relate to differences on unhedged exposures due to our inability to enter into foreign currency hedge contracts under the terms of the Amended DIP Credit Facility.

Reorganization items, net in the nine month period ended September 30, 2010 was $80 million which primarily comprised professional fees directly associated with the Chapter 11 reorganization and the impact of negotiated claims settlement for which Bankruptcy Court approval has been obtained or requested.  Reorganization items, net in the nine month period ended September 30, 2009 was $66 million which included the write-off of pre-petition debt discounts, premiums and debt issuance costs, professional fees directly associated with the Chapter 11 reorganization and the write-off of deferred financing expenses related to the termination of the U.S. accounts receivable financing facility, partially offset by gains on a settlement of pre-petition liabilities.

The income tax provision from continuing operations in the nine month period ended September 30, 2010 was $14 million, compared with $1 million in the same period in 2009.  We provided a full valuation allowance against the tax benefit associated with our U.S. net operating loss.

The net loss from continuing operations attributable to Chemtura for the nine month period ended September 30, 2010 was $206 million as compared with a net loss of $133 million for the same nine month period in 2009.

The loss from discontinued operations for the nine month period ended September 30, 2010 was $1 million, compared with $67 million (net of a $3 million tax benefit) for the nine month period ended September 30, 2009.  The reduction in the loss mainly related to a $60 million impairment charge taken in the nine month period ended September 30, 2009.  The loss on sale of discontinued operations for the nine month period ended September 30, 2010 was $12 million (net of a $1 million tax benefit).  The loss from discontinued operations for the nine months ended September 30, 2010 and 2009 and the loss on sale of discontinued operations for the nine month period ended September 30, 2010 related to the PVC additives business which was sold in April 2010.

The loss on sale of discontinued operations in the nine month period ended September 30, 2009 was $4 million, which represented an adjustment for a loss contingency related to the sale of the OrganoSilicones business in July 2003.

Consumer Performance Products

Net sales for the Consumer Performance Products segment increased by $1 million to $369 million in the nine month period ended September 30, 2010.  Operating profit increased $7 million to $58 million in the nine month period ended September 30, 2010.

The increase in net sales was driven by increased sales volume of $4 million and from favorable foreign currency translation of $2 million, partially offset by lower prices of $5 million.  The North American recreational water products business benefited overall from warmer weather compared to 2009 driving higher volumes though dealer channels and many of our largest mass market customers.  This benefit was offset in part by reduced demand from certain mass market customers and lower household cleaner product sales. Outside North America, sales are 5% higher than 2009 as a result of increased demand in our southern hemisphere based business as well as the favorable foreign currency translation.

Operating profit increased due to a $6 million of favorable manufacturing costs, a $4 million increase in sales volume and favorable product mix, a $3 million decrease in raw material and energy costs, $2 million in favorable foreign currency exchange and a $1 million reduction in other costs.  These impacts were partially offset by $5 million in lower selling prices, a $3 million increase in distribution costs and a $1 million increase in accelerated depreciation.

Industrial Performance Products

Net sales in the Industrial Performance Products segment increased by $200 million to $920 million in the nine month period ended September 30, 2010.  Operating profit increased by $35 million to $90 million in the nine month period ended September 30, 2010.

The increase in net sales was driven primarily by increased volume of $193 million and increased selling prices of $12 million, partially offset by $3 million in unfavorable foreign currency translation and a $2 million reduction from the sale of the sodium sulfonate business.  The higher sales volume reflected increased customer demand across all business segments driven by improved market conditions compared to 2009, as well as strong growth in the Asia Pacific region and customer inventory replenishments.

Operating profit increased due to a $41 million increase in sales volume and favorable product mix, $36 million of favorable manufacturing costs, $12 million in increased selling prices, the absence of $2 million in accelerated depreciation, a $1 million loss on an asset disposal in 2009 and a $1 million increase in equity income.  These favorable items were partly offset by $36 million in higher raw material and energy costs, a $12 million increase in distribution costs, $5 million in unfavorable foreign currency exchange, a $3 million increase in REACh expense, a $1 million reduction in profit from the sale of the sodium sulfonate business, and a $1 million increase in other costs.

Chemtura AgroSolutionsTM

Net sales for the Chemtura AgroSolutionsTM increased by $8 million to $254 million for the nine month period ended September 30, 2010.  Operating profit decreased by $21 million to $12 million in the nine month period ended September 30, 2010.

The increase in net sales reflected a volume increase of $9 million and increased selling prices of $1 million, offset by $2 million in unfavorable foreign currency translation.  Demand in Europe has been impacted by the reduced availability of credit to growers and in the first quarter of 2010, the impact of a prolonged winter.  Demand in both our North American and Asia Pacific markets has improved significantly.

Operating profit decreased due to $15 million in higher SG&A and R&D (collectively “SGA&R”) expense, $4 million of unfavorable manufacturing costs, a $3 million impact from an unfavorable decision against us at the conclusion of a long-standing Canadian trade dispute case, $1 million in higher distribution costs and a $3 million increase in other costs.  These unfavorable items were partially offset by $4 million in lower raw material and energy costs and $1 million in price increases.  Approximately $7 million of the increase in SGA&R expense related to expenses associated with the internal review of customer incentive, commission and promotional payment practices in the European region.  The remaining SGA&R increase relates to R&D investments and actions to drive sales growth in subsequent periods.

Industrial Engineered Products

Net sales in the Industrial Engineered Products segment increased by $169 million to $537 million for the nine month period ended September 30, 2010.  The $12 million of operating profit for the nine months period ended September 30, 2010 reflected an improvement of $16 million compared with an operating loss of $4 million in the same period in 2009.

The increase in net sales reflected an increase of $151 million in sales volume and $19 million in higher selling prices, offset by $1 million in unfavorable foreign currency exchange.  Products sold to electronic applications showed the most dramatic year-over-year improvement as well as some recovery in building and construction, and consumer durable polymer applications from the low levels of demand in the nine month period ended September 30, 2009.

Operating profit increased primarily due to $23 million in higher sales volume (net of unfavorable product mix), $25 million of favorable manufacturing costs (primarily due to the higher plant utilization), a $19 million increase in selling prices and $2 million in increased equity income.  These favorable items were partially offset by $23 million in higher accelerated depreciation, $19 million increase in raw material and energy costs, $4 million in higher SGA&R expense, $2 million in accelerated asset retirement obligations, $2 million in higher REACh costs, $1 million in unfavorable foreign currency exchange, $1 million in higher distribution costs and a $1 million increase in other costs.  The increase in accelerated depreciation was a result of the restructuring initiatives within our flame retardants business.

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

Corporate expense was $73 million and $86 million for the nine month period ended September 30, 2010 and September 30, 2009, respectively, which included $28 million of amortization expense related to intangibles for both periods.

The $13 million decrease in corporate expense was primarily due to reduced spending on information technology initiatives (which includes completion of the Consumer SAP implementation project and asset dispositions in 2009), lower expense related to pension and other post-retirement benefit plans, and lower depreciation expense, partially offset by higher expense associated with environmental reserve adjustments and the loss on disposal of an assets.

LIQUIDITY AND CAPITAL RESOURCES

Bankruptcy Proceedings

For a description of the Debtors’ bankruptcy proceedings and plan of reorganization refer to Note 1 - Nature of Operations and Bankruptcy Proceedings.

The ultimate recovery by the Debtors’ creditors and our shareholders is governed by the Plan that the Bankruptcy Court confirmed on November 3, 2010.  There can be no final assurance of the recoveries provided for in that Plan until the conditions have been met for effectiveness of the Plan.  The value of our existing common stock and pre-petition unsecured debt remains speculative.  Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any of these securities.  Although the shares of our common stock continue to trade on the Pink Sheets Electronic Quotation Service (“Pink Sheets”) under the symbol “CEMJQ,” the trading prices may have little or no relationship to the actual recovery by the holders under the Plan.  Under the Plan, pre-petition unsecured debt securities will be settled in a combination of cash and new common stock and the existing common stock will be cancelled upon the effectiveness of the Plan.  Holders of equity interests including the existing common stock will receive an initial distribution of new common stock under the terms of the Plan.  These distributions may have a value significantly different from the trading value of the existing common stock.  There can be no assurance that the Plan will be implemented successfully, and holders of the existing common stock should read the Plan and any information we issued for further information.

Cash Flows from Operating Activities

Net cash provided by operating activities was $41 million for the nine months ended September 30, 2010 compared with $26 million in the comparable period for 2009.  Changes in key working capital accounts are summarized below:

Favorable (unfavorable)	Nine months ended	Nine months ended
(In millions)	September 30, 2010	September 30, 2009
Accounts receivable	$(80)	$40
Impact of accounts receivable facilities	-	(103)
Inventories	(39)	97
Accounts payable	39	11
Pension and post-retirement health care liabilities	(9)	(7)
Liabilities subject to compromise	(3)	(27)

During the nine months ended September 30, 2010, accounts receivable increased by $80 million compared with a $40 million decrease in the same period in 2009, primarily due to increased sales volume in 2010 principally within the Industrial Performance and Industrial Engineering Products segments. The industries we supply in these segments were most severely affected by the economic slow down in the 2009 as demand declined sharply and customers undertook de-stocking in light of the changes in the economy.  Proceeds from the sale of accounts receivables under our accounts receivable financing facilities decreased by $103 million in the nine months ended September 30, 2009.  The decrease was due to the termination of the 2009 U.S. Facility which was a condition to the establishment of the DIP Credit Facility and the restricted availability and access to the European Facility leading to our termination in the third quarter of 2009.  Inventory increased $39 million during the nine months ended September 30, 2010 due mainly to increases in raw material costs compared with a decrease of $97 million for the same period in 2009. The decrease in 2009 was due to lower raw material and energy costs as well as the execution of inventory reduction initiatives.  Accounts payable increased by $39 million in the nine months ended September 30, 2010 compared with $11 million for the same period in 2009 primarily a result of timing of vendor payments.  Pension and post-retirement health care liabilities decreased due to the funding of benefit payments.  Liabilities subject to compromise in the nine months ended September 30, 2010 were affected by $3 million of settlement payments that were approved by the Bankruptcy Court as compared with $27 million for the same period in 2009.

Net cash used in operating activities in the nine months ended September 30, 2010 also reflected the impact of certain non-cash charges, including $134 million of depreciation and amortization expense, $129 million for post-petition interest accruals, $33 million for changes in estimates related to expected allowable claims, $13 million for a loss on early extinguishment of debt and a $12 million loss on the sale of discontinued operation, partially offset by a credit of $7 million for reorganization items.

Cash Flows from Investing and Financing Activities

Net cash used in investing activities was $36 million for the nine months ended September 30, 2010 as compared with $25 million in the same period in 2009.  Investing activities were primarily related to capital expenditures for U.S. and foreign facilities, environmental and other compliance requirements, and net cash paid as deferred consideration for an acquisition, partially offset by proceeds received from the sale of certain assets.

Net cash provided by financing activities was $21 million for the nine months ended September 30, 2010, which included proceeds from Senior Notes of $452 million, proceeds from the Amended and Restated DIP Credit Facility of $299 million, proceeds from Term Loan of $292 million and proceeds from the 2007 Credit Facility of $17 million as a result of the drawing of certain letters of credit issued under the facility, partially offset by the deposit of $758 million of restricted cash in escrow relating to the Senior Notes and Term Loan financings, the extinguishment of the DIP Credit Facility of $250 million and payments for fees associated with the refinancing of the Amended DIP Credit Facility and debt issuance costs associated with the Senior Notes and Term Loan financing of $31 million.

We obtained exit financing comprising the Senior Notes and Term Loan.  The net proceeds of the Senior Notes offering and Term Loan were funded into segregated escrow accounts, together with $28 million of cash we contributed under the terms of the escrow agreements.  The escrows will be released upon the effectiveness of the Plan.  As discussed above, we have recorded $758 million of restricted cash related to the Senior Notes and Term Loan exit financing escrow arrangements.

Net cash provided by financing activities for the nine months ended September 30, 2009 included proceeds from the DIP Credit Facility of $250 million, partially offset by net repayments on the 2007 Credit Facility of $44 million, payments of debt issuance costs on the DIP Credit Facility of $30 million, repayments of long term borrowings of $18 million and payments of short term borrowings of $2 million.

Other Sources and Uses of Cash

Until we emerge from Chapter 11, we expect to finance our continuing operations and capital spending requirements with cash flows provided by operating activities, available cash and cash equivalents, borrowings under the Amended DIP Credit Facility and other sources.  As of September 30, 2010, the Debtors had approximately $106 million of undrawn availability under the Amended DIP Credit Facility.  Cash and cash equivalents as of September 30, 2010 were $263 million.

Included in cash and cash equivalents in our Consolidated Balance Sheets at both September 30, 2010 and December 31, 2009 is $1 million of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.  There are no additional legal restrictions on these cash balances other than those imposed under the Bankruptcy Code.

Restricted cash related to the exit financing activities in the amount of $758 million has been excluded from cash and cash equivalents in our Consolidated Balance Sheet as of September 30, 2010 and is reflected separately within non-current assets.

Contractual Obligations

At September 30, 2010, borrowings under the Senior Notes were $492 million (net of an original issue discount of $3 million, the Amended DIP Credit Facility were $299 million of term loans (net of an original issue discount of $1 million) and under the Term Loan were $292 million (net of an original issue discount of $3 million).  No amounts were outstanding under the Amended DIP Credit Facility revolving facility.

During the nine months ended September 30, 2010, we made aggregate contributions of $16 million to our U.S. and international pension and post-retirement benefit plans.  The Plan provides for a $50 million contribution to the U.S. Qualified Retirement Plan upon emergence as discussed in Note 21 – Legal Proceedings and Contingencies.  Beyond this contribution, our funding assumptions for the U.S. pension plans assume no significant change with regard to demographics, legislation, plan provisions, or actuarial assumptions or methods to determine the estimated funding requirements.

We had net liabilities related to unrecognized tax benefits of $48 million at September 30, 2010 and $76 million at December 31, 2009.  During the quarter ended September 30, 2010, we recorded a decrease in the liability for unrecognized tax benefits, relating to this audit settlement in the amount of $28 million.

Bank Covenants and Guarantees

On March 18, 2009, the Debtors entered into a $400 million senior secured DIP Credit Facility arranged by Citigroup Global Markets Inc. with Citibank, N.A. as Administrative Agent subject to approval by the Bankruptcy Court.  On March 20, 2009, the Bankruptcy Court entered an interim order approving the Debtors access to $190 million of the DIP Credit Facility in the form of a $165 million term loan and a $25 million revolving credit facility.  The DIP Credit Facility closed on March 23, 2009 with the drawing of the $165 million term loan.  The initial proceeds were used to fund the termination of the 2009 U.S. Facility, pay fees and expenses associated with the transaction and fund business operations.

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

The Amended DIP Credit Facility resulted in a substantial modification for certain lenders within the loan syndicate given the reduction in their commitments as compared to the DIP Credit Facility.  Accordingly, we recognized a $13 million charge for the nine months ended September 30, 2010 for the early extinguishment of debt resulting from the write-off of deferred financing costs and the incurrence of fees payable to lenders under the DIP Credit Facility.  We also incurred $5 million of debt issuance costs related to the Amended DIP Credit Facility for the nine months ended September 30, 2010.

The Amended DIP Credit Facility is secured, subject to a carve-out as set forth in the Amended DIP Credit Facility (the “Carve-Out”), for professional fees and expenses (as well as other fees and expenses customarily subject to such Carve-Out), by a super-priority lien on substantially all of our U.S. assets, including, (i) cash (ii) accounts receivable; (iii) inventory; (iv) machinery, plant and equipment; (v) intellectual property; (vi) pledges of the equity of first tier subsidiaries; and (vii) pledges of debt and other instruments.  Availability of credit is equal to (i) the lesser of (a) the Borrowing Base (as defined below) and (b) the effective commitments under the Amended DIP Credit Facility minus (ii) the aggregate amount of the DIP Loans and any undrawn or unreimbursed Letters of Credit.  The Borrowing Base is the sum of (i) 80% of the Debtors’ eligible accounts receivable, plus (ii) the lesser of (a) 85% of the net orderly liquidation value percentage (as defined in the Amended DIP Credit Facility) of the Debtors’ eligible inventory and (b) 75% of the cost of the Debtors’ eligible inventory, plus (iii) $275 million, less certain reserves determined in the discretion of the Administrative Agent to preserve and protect the value of the collateral.  As of September 30, 2010, extensions of credit outstanding under the Amended DIP Credit Facility consisted of the $299 million term loan (net of an original issue discount of $1 million) and letters of credit of $24 million.

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

Borrowings under the DIP Credit Facility term loan and the $64 million revolving credit facility bore interest at a rate per annum equal to, at our election, (i) 6.5% plus the Base Rate (defined as the higher of (a) 4%; (b) Citibank N.A.’s published rate; or (c) the Federal Funds rate plus 0.5%) or (ii) 7.5% plus the Eurodollar Rate (defined as the higher of (a) 3% or (b) the current LIBOR rate adjusted for reserve requirements).  Borrowings under the DIP Credit Facility $86 million revolving credit facility bore interest at a rate per annum equal to, at our election, (i) 2.5% plus the Base Rate or (ii) 3.5% plus the Eurodollar Rate.  Additionally, we were obligated to pay an unused commitment fee of 1.5% per annum on the average daily unused portion of the revolving credit facilities and a letter of credit fee on the average daily balance of the maximum daily amount available to be drawn under Letters of Credit equal to the applicable margin above the Eurodollar Rate applicable for borrowings under the applicable revolving credit facility.  Certain fees were payable to the lenders upon the reduction or termination of the commitment and upon the substantial consummation of a plan of reorganization as described more fully in the DIP Credit Facility including an exit fee payable to the Lenders of 2% of “roll-up” commitments and 3% of all other commitments.  These fees, which amounted to $11 million were paid upon the funding of the term loan under the Amended DIP Credit Facility.

Borrowings under the Amended DIP Credit Facility term loan bear interest at a rate per annum equal to, at our election, (i) 3.0% plus the Base Rate (defined as the higher of (a) 3%; (b) Citibank N.A.’s published rate;  (c) the Federal Funds rate plus 0.5%) or (ii) 4.0% plus the Eurodollar Rate (defined as the higher of (a) 2% or (b) the current LIBOR rate adjusted for reserve requirements).  Borrowings under the Amended DIP Credit Facility $150 million revolving credit facility bear interest at a rate per annum equal to, at our election, (i) 3.25% plus the Base Rate or (ii) 4.25% plus the Eurodollar Rate.  Additionally, we pay an unused commitment fee of 1.0% per annum on the average daily unused portion of the revolving credit facilities and a letter of credit fee on the average daily balance of the maximum daily amount available to be drawn under Letters of Credit equal to the applicable margin above the Eurodollar Rate applicable for borrowings under the applicable revolving credit facility.

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

The Amended DIP Credit Facility requires us to meet certain financial covenants including the following: (a) minimum cumulative monthly earnings before interest, taxes, and depreciation (“EBITDA”), after certain adjustments, on a consolidated basis; (b) a maximum variance of the weekly cumulative cash flows of the Debtors, compared to an agreed upon forecast; (c) minimum borrowing availability of $20 million; and (d) maximum quarterly capital expenditures.  In addition, the Amended DIP Credit Facility, as did the DIP Credit Facility, contains covenants which, among other things, limit the incurrence of additional debt, issuance of guarantees, liens, investments, disposition of assets, dividends, certain payments, mergers, change of business, transactions with affiliates, prepayments of debt, repurchases of stock and redemptions of certain other indebtedness and other matters customarily restricted in such agreements.  As of September 30, 2010, we were in compliance with the covenant requirements of the Amended DIP Credit Facility.

The Amended DIP Credit Facility contains events of default, including, among others, payment defaults and breaches of representations and warranties.

We have standby letters of credit and guarantees with various financial institutions.  Any additional drawings of letters of credit issued under the 2007 Credit Facility will be classified as liabilities subject to compromise in the Consolidated Balance Sheet.  At September 30, 2010, we had $32 million of outstanding letters of credit and guarantees primarily related to liabilities for environmental remediation, vendor deposits, insurance obligations and European value added tax obligations.  Under the Amended DIP Credit Facility letter of credit sub-facility, $24 million were issued.  We also had $15 million of third party guarantees at September 30, 2010 for which it has reserved $2 million at September 30, 2010, which represents the probability weighted fair value of these guarantees.

On August 27, 2010, we completed a private placement offering under Rule 144A of $455 million in Senior Notes at an issue price of 99.269%.  Further, it entered into the Term Loan with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1%.  The Senior Notes and Term Loan are a part of the anticipated exit financing package pursuant to the Plan.

At any time prior to September 1, 2014, we may redeem some or all of the Senior Notes at a redemption price equal to 100% of the principal amount thereof plus a make-whole premium and accrued and unpaid interest up to, but excluding, the redemption date.  We may also redeem some or all of the Senior Notes at any time on or after September 1, 2014, with the redemption prices being, prior to September 1, 2015, 103.938% of the principal amount, on or after September 1, 2015 and prior to September 1, 2016, 101.969% of the principal amount and thereafter 100% plus any accrued and unpaid interest to the redemption date.  In addition, prior to September 1, 2013, we may redeem up to 35% of the Senior Notes from the proceeds of certain equity offerings.  If we experience specific kinds of changes in control, we must offer to repurchase all or part of the Senior Notes.  The redemption price (subject to limitations as described in the indenture) is equal to accrued and unpaid interest on the date of redemption plus the redemption price as set forth above.

Our obligations under the Senior Notes will be guaranteed by certain of our U.S. subsidiaries upon the date of Escrow Release (defined below).

Our Senior Notes contain covenants that limit our ability to enter into certain transactions, such as incurring additional indebtedness, creating liens, paying dividends, and entering into acquisitions, dispositions and joint ventures.  The covenant requirements under the Senior Notes will only become effective upon the date of the Escrow Release (defined below); however, to the extent we or any restricted subsidiary has incurred debt, made any restricted payments, consummated any asset sale or otherwise taken any action or engaged in any activities during the period beginning on August 27, 2010 and ending on the escrow release date, such actions and activities shall be treated and classified under the indenture as if the indenture and the covenants set forth therein had applied to us and the restricted subsidiaries during such period.

The Senior Notes are subject to certain events of default, including, among others, payment defaults and breaches of representations and warranties (such as non-compliance with covenants and the existence of a material adverse effect (as defined in the agreement)).

The net proceeds of the Senior Notes offering were deposited by us into a segregated escrow account, pursuant to the Senior Notes Escrow Agreement dated as of August 27, 2010, together with cash sufficient to fund a Special Mandatory Redemption (as defined below).  Chemtura granted the Trustee, for the benefit of the holders of the Senior Notes, a continuing security interest in, and lien on, the funds deposited into escrow to secure the obligations under the Senior Notes indenture.  Upon satisfaction of the escrow conditions, including confirmation of the Plan, the funds deposited into escrow will be released (the “Escrow Release”).  Following the Escrow Release, Chemtura intends to use the net proceeds to make payments contemplated under the Plan and to fund Chemtura’s emergence from Chapter 11.

The escrow conditions include, among others: the confirmation of the Plan and satisfaction of all conditions precedent to effectiveness of the Plan; certain other conditions precedent regarding Chemtura’s subsidiaries, assets and cash expenditures; the absence of any continuing default or event of default under the Senior Notes indenture; the satisfaction of all other conditions precedent for the release of funds under the Term Loan (as described below) and for closing the senior asset based revolving credit facility to be entered into as part of the exit financing facilities described under the Plan; and the execution of a guarantee by each future guarantors as defined by and in accordance with the Senior Notes Indenture.  The Senior Notes indenture provides that if the escrow conditions are not satisfied by October 26, 2010 (subject to two 30-day extensions) (the “Escrow End Date”), the funds deposited into escrow will be used to redeem the Senior Notes (the “Special Mandatory Redemption”) at a price equal to the sum of 101% of the issue price of the Senior Notes plus accrued and unpaid interest including accrual of original issue discount up to, but excluding, the date of the Special Mandatory Redemption.  As of October 20, 2010, Chemtura extended the Escrow End Date to November 25, 2010.  If necessary, Chemtura may extend the Escrow End Date until December 25, 2010.

In connection with the Senior Notes, we also entered into a Registration Rights Agreement whereby we agreed to use commercially reasonable efforts (i) to file, as soon as reasonably practicable after the filing of our Form 10-K for the year ended December 31, 2010, an exchange offer registration statement with the SEC; (ii) to cause such exchange offer registration statement to become effective, (iii) to consummate a registered offer to exchange the Senior Notes for new exchange notes having terms substantially identical in all material respects to the Senior Notes (except that the new exchange notes will not contain terms with respect to Additional Interest or transfer restrictions) pursuant to such exchange offer registration statement on or prior to the date that is 365 days after the Escrow Release date and (iv) under certain circumstances, to file a shelf registration statement with respect to resales of the Senior Notes.  If Chemtura does not consummate the exchange offer (or the shelf registration statement ceases to be effective or usable, if applicable) as provided in the Registration Rights Agreement, it will be required to pay additional interest with respect to the Senior Notes (“Additional Interest”), in an amount beginning at 0.25% per annum and increasing at 90-day intervals up to a maximum amount of 1.00%, until all registration defaults have been cured.

Borrowings under the Term Loan bear interest at a rate per annum equal to, at our election, (i) 3.0% plus the Base Rate (defined as the higher of (a) the Federal Funds rate plus 0.5%; (b) Bank of America’s published prime rate; (c) the Eurodollar Rate plus 1%) or (ii) 4% plus the Eurodollar Rate (defined as the higher of (a) 1.5% and (b) the current LIBOR rate adjusted for reserve requirements).

The Term Loan is secured by a first priority lien on our U.S. tangible and intangible assets  (excluding accounts receivable, inventory, deposit accounts and certain other related assets), including, without limitation, real property, equipment and intellectual property together with a pledge of the equity interests of the first tier subsidiaries of us and the guarantors of the Term Loan, and a second priority lien on substantially all of our U.S. accounts receivable and inventory.

We may, at our option, prepay the outstanding aggregate principal amount on the Term Loan advances in whole or ratably in part along with accrued and unpaid interest on the date of the prepayment.  If the prepayment is made prior to the first anniversary of the closing date of the agreement, we will pay an additional premium of 1% of the aggregate principal amount of prepaid advances.

Our obligations as borrower under the Term Loan will be guaranteed by certain of our U.S. subsidiaries upon the date of the Escrow Release.

The Term Loan contains covenants that limit us and our subsidiaries’ ability to enter into certain transactions, such as creating liens, incurring additional indebtedness or repaying certain indebtedness, making investments, paying dividends, and entering into acquisitions, dispositions and joint ventures.

Additionally, the Term Loan requires that we meet certain quarterly financial covenants including a maximum Secured Leverage Ratio of 2.5:1.0 and a minimum Consolidated Interest Coverage Ratio of 3.0:1.0.  The covenant requirements under the Term Loan only become effective upon the effectiveness of the Plan.

The Term Loan is subject to certain events of default, including, among others, payment defaults and breaches of representations and warranties (such as non-compliance with covenants and the existence of a material adverse effect (as defined in the agreement)).

In accordance with the Term Loan facility agreement, the proceeds of the Term Loan were funded into a segregated escrow account, pursuant to the escrow agreement dated as of August 27, 2010 (the “Term Loan Escrow Agreement”), among Chemtura, the Administrative Agent and the Escrow Agent, together with a deposit by Chemtura of an additional amount sufficient to fund the interest expected to accrue on the Term Loan for the period from August 27, 2010 to the Escrow End Date and the amount of the arrangers’ fees and expenses, to be held in the escrow account until the date that (i) certain escrow release conditions agreed upon are satisfied including the effectiveness of the Plan or (ii) in the event we conclude that the escrow release conditions cannot be met or the end of the escrow period (as extended), a special mandatory prepayment is required. The escrow release conditions are set forth in the Term Loan Escrow Agreement and the Term Loan facility agreement. Escrow funds will be released to effect a special mandatory prepayment to the Lenders under the Term Loan facility agreement (in an amount equal to the sum of 100% of the principal amount of the Term Loan less the original issue discount with respect thereto plus accrued and unpaid interest on the outstanding principal amount of the Term Loan) if the escrow conditions are not satisfied by the Escrow End Date (which can be extended under the Term Loan Escrow Agreement on substantially the same terms as the Senior Notes Escrow Agreement).  Any amounts remaining in the escrow account after making such special mandatory prepayment will be released to Chemtura.

On August 11, 2010, we entered into a commitment letter with various lenders for a $275 million senior asset-based revolving credit facility.  We have negotiated definitive agreements relating to this facility and expects to enter into the facility upon the effectiveness of the Plan.

On September 27, 2010, we entered into Amendment No. 1 to the Term Loan which deletes the requirement that intercompany loans be subordinated, as the requirement was inconsistent with the provisions for prepayment of other debt which expressly permitted prepayments of intra-group debt.  The amendment also clarified, among other things, language permitting payments and dispositions made pursuant to the Plan.

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts and disclosures reported in the Consolidated Financial Statements and accompanying notes.  Our estimates are based on historical experience and currently available information.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies footnote in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2009 describe the critical accounting estimates and accounting policies used in preparation of the Consolidated Financial Statements.  Actual results in these areas could differ from management’s estimates.  There have been no significant changes in our critical accounting estimates during the nine month period ended September 30, 2010, with the exception of the liabilities subject to compromise in the Chapter 11 cases.

Liabilities Subject to Compromise

Our Consolidated Financial Statements include, as liabilities subject to compromise, certain pre-petition liabilities generally subject to an automatic bankruptcy stay that were recorded in our Consolidated Balance Sheets at the time of our Chapter 11 filings with the exception of those items approved by the Bankruptcy Court to be settled.  In addition, we also reflected as liabilities subject to compromise estimates of expected allowed claims relating to liabilities for rejected and repudiated executory contracts and real property leases, environmental, litigation, accounts payable and accrued liabilities, debt and other liabilities.  These expected allowed claims require us to estimate the likely claim amount that will be allowed by the Bankruptcy Court prior to the Bankruptcy Court’s ruling on the individual claims.  These estimates are based on reviews of claimants’ supporting material, obligations to mitigate such claims, and our assessments.  We expect that our estimates, although based on the best available information, will change due to actions of the Bankruptcy Court, better information becoming available, negotiations, rejection or repudiation of executory contracts and real property leases, and the determination as to the value of any collateral securing claims, proofs of claim or other events.  Notwithstanding any changes in our estimates, if the Plan becomes effective, all claims as to which an objection has been filed will be satisfied from one of the claims reserves to be established by the Debtors as of the effective date of the Plan.  See Note 21 – Legal Proceedings and Contingencies in the Notes to the Consolidated Financial Statements for further discussion of our Chapter 11 claims assessment.  See Note 16 – Pension and Other Post-Retirement Benefit Plans in the Notes to the Consolidated Financial Statements for further discussion on changes in our post-retirement health care plans.

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

During the quarter ended March 31, 2009, there was continued weakness in the global financial markets, resulting in additional decreases in the valuation of public companies and restricted availability of capital.  Additionally, our stock price continued to decrease due to the constrained liquidity, deteriorating financial performance and the Debtors filing of a petition for relief under Chapter 11 of the United States Bankruptcy Code.  These events were of sufficient magnitude for us to conclude it was appropriate to perform a goodwill impairment review as of March 31, 2009.  We used our own estimates of the effects of the macroeconomic changes on the markets we serve to develop an updated view of our projections.  Those updated projections have been used to compute updated estimated fair values of our reporting units.  Based on these estimated fair values used to test goodwill for impairment in accordance with ASC 350-20, we concluded that no impairment existed in any of our reporting units at March 31, 2009.

The financial performance of certain reporting units was negatively impacted versus expectations due to the cold and wet weather conditions during the first half of 2009.  This fact along with the macro economic factors cited above, resulted in us concluding it was appropriate to perform a goodwill impairment review as of June 30, 2009.  We used the updated projections in their long-range plan to compute estimated fair values of our reporting units.  These projections indicated that the estimated fair value of the Consumer Performance Products reporting unit was less than its carrying value.  Based on our preliminary analysis, an estimated goodwill impairment charge of $37 million was recorded for this reporting unit in the third quarter of 2009 (representing the remaining goodwill in this reporting unit).  Due to the complexity of the analysis which involves completion of fair value analyses and the resolution of certain significant assumptions, we finalized this goodwill impairment charge in the third quarter of 2009 without additional adjustment.

We did not perform our corroborating analysis of estimated fair values by using market capitalization for the March 31, 2009 and June 30, 2009 interim impairment test.  Our stock price had declined significantly as of March 31, 2009 as a result of the bankruptcy filing and the potential impact on equity holders who lack priority in our capital structure.  A reconciliation to a market capitalization based upon such a share price was not deemed to be appropriate since this was not a representative fair value of the reporting units in accordance with ASC Subtopic 350-20, Intangibles – Goodwill and Other – Goodwill (ASC 350-20”) and ASC Topic 820, Fair Value Measurements and Disclosures) (fair value assumes an exchange in an orderly transaction (not a forced liquidation or distress sale)).  For our July 31, 2010 annual impairment test, we performed our corroborating analysis of estimated fair values by using the enterprise value as disclosed in our Plan.

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

For the nine months ended September 30, 2010, our consolidated performance was in line with expectations, while the performance of our Chemtura AgroSolutionsTM reporting unit was below expectations.  However, the longer-term forecasts for this reporting unit are still sufficient to support its level of goodwill.  As such, we concluded that no circumstances exist that would more likely than not reduce the fair value of any of our reporting units below their carrying amount and an interim impairment test was not considered necessary as of September 30, 2010.  However, if the operating profit for each year within the longer-term forecasts was assumed to be approximately 15% lower, the carrying value of the Chemtura AgroSolutionsTM reporting unit would be equivalent to the estimated fair value and we would then determine whether recognition of a goodwill impairment charge would be required.

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

Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

•	The ability to satisfy the conditions for the effectiveness of the Plan confirmed by the Bankruptcy Court (the “Effective Date”);
•	The ability to have the Bankruptcy Court approve motions required to sustain operations during the Chapter 11 cases until the Effective Date;
•	The uncertainties of the Chapter 11 restructuring process through the Effective Date including the potential adverse impact on our operations, management, employees and the response of our customers;
•	Our estimates of the cost to resolve disputed proofs of claim presented in the Chapter 11 cases;
•	The ability to consummate the confirmed Plan;
•	The ability to be compliant with our debt covenants or obtain necessary waivers and amendments;
•	The ability to service our indebtedness;
•	General economic conditions;
•	Significant international operations and interests;
•	The ability to obtain increases in selling prices to offset increases in raw material and energy costs;
•	The ability to retain sales volumes in the event of increasing selling prices;
•	The ability to absorb fixed cost overhead in the event of lower volumes;
•	Pension and other post-retirement benefit plan assumptions;
•	The ability to improve profitability in our Industrial Engineered Products segment as the general economy recovers from the recession;
•	The ability to implement the El Dorado, Arkansas restructuring program;
•	The ability to obtain growth from demand for petroleum additive, lubricant and agricultural product applications;
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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

This Item should be read in conjunction with Item 7A - Quantitative and Qualitative Disclosures About Market Risk and Note 18 - Derivative Instruments and Hedging Activities to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K, as amended.  Also refer to Note 17 - Derivative Instruments and Hedging Activities to the Consolidated Financial Statements (unaudited) included in this Form 10-Q.

The fair market value of long-term debt is subject to interest rate risk.  Our total debt amounted to $2,239 million at September 30, 2010.  The fair market value of such debt as of September 30, 2010 was $2,409 million, which has been determined primarily based on quoted market prices.

There have been no other significant changes in market risk during the nine months ended September 30, 2010.

ITEM 4. Controls and Procedures

(a)	Disclosure Controls and Procedures

As of September 30, 2010, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

See Note 21 – Legal Proceedings and Contingencies in the Notes to Consolidated Financial Statements for a description of our legal proceedings.

ITEM 1A.       Risk Factors

The following represents an update to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended, and in our Quarterly Report on Form 10-Q for the period ended June 30, 2010.  Investors are encouraged to review those risk factors in detail as well as the risk factors discussed in this Item 1A before making any investment decision with respect to our securities.

Our flame retardants business could be adversely impacted by recent regulations related to deep-water exploratory drilling.

As has been widely reported, on April 20, 2010, a fire and explosion occurred onboard the semisubmersible drilling rig Deepwater Horizon in the Gulf of Mexico, leading to the largest offshore oil spill in U.S. history. In response to this incident, the Minerals Management Service (now known as the Bureau of Ocean Energy Management, Regulation and Enforcement, or "BOE") of the U.S. Department of the Interior issued a notice on May 30, 2010 implementing a six-month moratorium on certain drilling activities in the U.S. Gulf of Mexico. Implementation of the moratorium was blocked by a U.S. district court, which was subsequently affirmed on appeal, but on July 12, 2010, the BOE issued a new moratorium that applies to deep-water drilling operations that use subsea blowout preventers or surface blowout preventers on floating facilities. The moratorium was lifted on October 12, 2010, but imposed new safety regulations related to deep-water exploratory drilling. It remains unclear what drilling companies must demonstrate to satisfy the new regulations.

Our flame retardants business produces products which are used in older drilling rigs in the Gulf of Mexico.  While this business had already experienced decreased demand for products used in deep-water drilling for oil and gas for some time due to reduced rig count in the Gulf of Mexico due to high natural gas inventories, to the extent that decreased drilling in the Gulf of Mexico lingers, any recovery in demand for these products will likely be delayed.

We may not be able to successfully implement the provisions of our confirmed Plan

To emerge successfully from Chapter 11 as a viable business, the Debtors, like any debtor, must obtain approval of a plan of reorganization, and thereafter confirm and successfully implement the Plan. This process requires the Debtors to (a) meet certain statutory requirements concerning the adequacy of disclosure with respect to any proposed plan; (b) solicit and obtain acceptances of the proposed plan; and (c) fulfill other statutory conditions with respect to plan confirmation.

On August 5, 2010, the Bankruptcy Court entered orders approving the adequacy of the Disclosure Statement and approving the procedures for the Debtors to solicit and tabulate the votes on the Plan.  The Debtors began solicitation on the Plan on August 6, 2010, and the deadline for holders of claims and interests to vote on the Plan was September 9, 2010.  The Debtors filed voting certifications and reports to their Court-appointed Voting and Claims Agent, Kurtzman Carson Consultants LLC and Securities Voting Agent, Epiq Bankruptcy Solutions LLC on September 13 and 14, 2010 (together, the “Voting Certifications”).  As evidenced by the Voting Certifications, all voting classes voted to accept the Plan except equity holders.

On October 21, 2010, the Bankruptcy Court entered a bench decision approving confirmation of the Plan and on November 3, 2010, the Bankruptcy Court entered an order confirming the Plan.  The Plan will become effective only if the conditions to its effectiveness as determined at confirmation have been met.  While the Debtors expect to emerge from bankruptcy shortly, there can be no assurance that the Debtors will successfully reorganize or when the effective date of the Plan will occur.  In addition, there may be litigation concerning the Bankruptcy Court’s decision confirming the Plan among the Debtors and other parties in connection with the Plan.  Disagreements between the Debtors and other parties could protract the Chapter 11 cases, negatively impact the Debtors’ ability to operate and delay emergence from the Chapter 11 proceedings.

We may be required to fund the pension plan of our U.K. subsidiary, which would have an adverse effect on our results of operations.

Certain of the Debtors’ subsidiaries and affiliates sponsor pension plans in their respective countries that may be underfunded.  Non-Debtor, Chemtura Manufacturing U.K. Limited (“CMUK”), is the principal employer of the Great Lakes U.K. Limited Pension Plan (the “U.K. Pension Plan”), an occupational pension scheme that was established in the U.K. in order to provide pensions and other benefits for its employees.  Under the U.K. Pension Plan, certain employees and former employees become entitled to pension benefits, most of which are defined benefits in nature, based on pensionable salary.  The U.K. Pension Plan has approximately 580 pensioners and 690 members entitled to deferred benefits under the defined benefit section.  Although an actuarial valuation as of December 31, 2008 is still being finalized, the estimated funding deficit as of June 30, 2009, as measured in accordance with section 75 of the Pension Act of 1995 (U.K.), is approximately £95 million.

The Trustees of the UK Pension Plan (the “UK Pension Trustees”) have filed 27 contingent, unliquidated Proofs of Claim against each of the Debtors.  On July 8, 2010, the Debtors filed an objection seeking to disallow and expunge these proofs of claim.  The Debtors have since reached agreement with the UK Pension Trustees that the Proofs of Claim will be disallowed on the condition that no party may later assert that the chapter 11 cases operate as a bar to the UK Pension Trustees asserting claims against the Company in an appropriate non-bankruptcy forum.  Other than agreeing not to assert the chapter 11 cases as a bar, the Debtors have reserved all rights to defend any such claims should they be brought.  There can be no assurances that such defenses will be successful.  As a result, we may have exposure as a consequence of the UK Pension Plan’s liabilities, which could have a material adverse effect on our results of operations and financial condition.

ITEM 6.   Exhibits

The following documents are filed as part of this report:

Number	Description

4.1
Commitment Letter for a $275 million senior asset-based revolving credit facility, dated August 11, 2010, among Chemtura Corporation,, Bank of America, N.A., Banc of America Securities LLC, Wells Fargo Capital Finance, LLC, Wells Fargo Securities, LLC, Citigroup Global Markets Inc., Barclays Bank PLC, Barclays Capital and Goldman Sachs Lending Partners LLC.*

4.2
Engagement Letter to arrange a senior term loan facility and a purchase agreement for an offering of senior notes, dated August 11, 2010, among, Chemtura Corporation, Bank of America, N.A., Banc of America Securities LLC, Wells Fargo Capital Finance, LLC, Wells Fargo Securities, LLC, Citigroup Global Markets Inc., Barclays Bank PLC, Barclays Capital and Goldman Sachs Lending Partners LLC.*

4.3	Amendment No. 2 to the Amended and Restated DIP Credit Agreement, dated August 11, 2010, among Chemtura Corporation, Citibank, N.A. and the other lenders party thereto.*

31.1	Certification of Periodic Report by Chemtura Corporation’s Chief Executive Officer (Section 302). *

31.2	Certification of Periodic Report by Chemtura Corporation’s Chief Financial Officer (Section 302). *

32.1	Certification of Periodic Report by Chemtura Corporation’s Chief Executive Officer (Section 906). *

32.2	Certification of Periodic Report by Chemtura Corporation’s Chief Financial Officer (Section 906). *

*      Copies of these Exhibits are filed with this Quarterly Report on Form 10-Q.

CHEMTURA CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMTURA CORPORATION (Registrant)

Date: November 5, 2010	/s/ Kevin V. Mahoney
Name: Kevin V. Mahoney Title: Senior Vice President and Corporate Controller (Principal Accounting Officer)

Date: November 5, 2010	/s/ Billie S. Flaherty
Name: Billie S. Flaherty Title: Senior Vice President, General Counsel and Secretary