Form 10-K
period 2010-12-31
Chemtura CORP
filed 2011-03-08
CIK 1091862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed as of June 30, 2010, based on the value of the last sales price of these shares as quoted on Pink Sheets Electronic Quotation Service was $140,167,117.

The number of voting shares of Common Stock of the registrant outstanding as of January 31, 2011 was 95,647,827.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒   No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 10, 2011 are incorporated by reference into Part III.

Note About Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Business”, “Management’s Discussion and Analysis”, and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (See Part I, Item 1A of this Form 10-K). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1.  Business

When we use the terms “Corporation,” “Company,” “Chemtura,” “Registrant,” “We,” “Us” and “Our,” unless otherwise indicated or the context otherwise requires, we are referring to Chemtura Corporation and our consolidated subsidiaries.

GENERAL

We are a leading diversified global developer, manufacturer and marketer of performance-driven engineered specialty chemicals. Most of our products are sold to industrial manufacturing customers for use as additives, ingredients or intermediates that add value to their end products. Our agrochemical products are sold through dealers and distributors to growers and others. Our pool, spa and household chemical products are sold through local dealers, large retailers, independent retailers and mass merchants to consumers for in-home and outdoor use. Our operations are located in North America, Latin America, Europe and Asia. In addition, we have important joint ventures primarily in the United States and the Middle East, but also in Asia and Europe. We are committed to global sustainability through “greener technology” and developing engineered chemical solutions that meet our customers’ evolving needs. For the year ended December 31, 2010, our global net sales were $2.8 billion. As of December 31, 2010, our global total assets were $2.9 billion.

We are the successor to Crompton & Knowles Corporation (“Crompton & Knowles”), which was incorporated in Massachusetts in 1900 and engaged in the manufacture and sale of specialty chemicals beginning in 1954. Crompton & Knowles traces its roots to Crompton Loom Works incorporated in the 1840s. We expanded our specialty chemical business through acquisitions in the United States and Europe, including the 1996 acquisition of Uniroyal Chemical Company, Inc., the 1999 merger with Witco Corporation and the 2005 acquisition of the Great Lakes Chemical Company, Inc. (“Great Lakes”).

Our principal executive offices are located at 1818 Market Street, Suite 3700, Philadelphia, Pennsylvania 19103 and at 199 Benson Road, Middlebury, Connecticut 06749. Our telephone number in Connecticut is (203) 573-2000.  Our internet website address is www.chemtura.com.  We make available free of charge on or through our internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Our Corporate Governance Principles, Code of Business Conduct and charters for our Audit, Compensation, Nominating & Governance, Finance & Pension and Environmental, Health & Safety Committees are available on our website and free of charge to any stockholder who requests them from the Corporate Secretary at Chemtura Corporation, 199 Benson Road, Middlebury, CT 06749.  The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this Annual Report.

BANKRUPTCY EMERGENCE

The recent crisis in the credit markets compounded the liquidity challenges we faced in the fourth quarter of 2008 and the beginning of 2009.  Under normal market conditions, we believed we would have been able to refinance our $370 million notes maturing on July 15, 2009 (the “2009 Notes”) in the debt capital markets.  However, with the deterioration of the credit market in the late summer of 2008 combined with our then deteriorating financial performance, we did not believe we would be able to refinance the 2009 Notes on commercially reasonable terms, if at all.  Having carefully explored and exhausted all possibilities to gain near-term access to liquidity, we determined that debtor-in-possession (“DIP”) financing presented the best available alternative for us to meet our immediate and ongoing liquidity needs and preserve the value of our business.  As a result, having obtained the commitment of $400 million senior secured super priority DIP credit facility agreement (the “DIP Credit Facility”), Chemtura and 26 of our U.S. affiliates (collectively the “U.S. Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) on March 18, 2009 (the “Petition Date”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).

On August 8, 2010, our Canadian subsidiary, Chemtura Canada Co/Cie (“Chemtura Canada”), filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.  On August 11, 2010 Chemtura Canada commenced ancillary recognition proceedings under Part IV of the Companies’ Creditors Arrangement Act (the “CCAA”) in the Ontario Superior Court of Justice, (the “Canadian Court” and such proceedings, the “Canadian Case”).  The U.S. Debtors along with Chemtura Canada (collectively the “Debtors”) requested the Bankruptcy Court to enter an order jointly administering Chemtura Canada’s Chapter 11 case with the previously filed Chapter 11 cases under lead case number 09-11233 (REG) and appoint Chemtura Canada as the “foreign representative” for the purposes of the Canadian Case.  Such orders were granted on August 9, 2010.  On August 11, 2010, the Canadian Court entered an order recognizing the Chapter 11 cases as a “foreign proceedings” under the CCAA.

On October 21, 2010, the Bankruptcy Court entered a bench decision approving confirmation of the Debtors’ joint plan of reorganization (as amended, supplemented or modified, the “Plan”), and on November 3, 2010, the Bankruptcy Court entered an order confirming the Plan.  On November 10, 2010 (the “Effective Date”), the Debtors substantially consummated their reorganization through a series of transactions contemplated by the Plan and the Plan became effective.  Pursuant to the Plan, on the Effective Date: (i) our common stock, par value $0.01 per share, outstanding prior to effectiveness of the Plan was cancelled and all of our outstanding registered pre-petition indebtedness was settled, and (ii) shares of common stock, par value $0.01 per share (the “New Common Stock”) were issued for distribution in accordance with the Plan.  On November 8, 2010, the New York Stock Exchange (“NYSE”) approved for listing a total of 111 million shares of New Common Stock, as authorized under the Plan, comprising (i) approximately 95.5 million shares of New Common Stock to be issued under the Plan; (ii) approximately 4.5 million shares of New Common Stock reserved for future issuances under the Plan; and (iii) 11 million shares of New Common Stock reserved for issuance under our equity plans.  Our New Common Stock started “regular way” trading on the NYSE under the ticker symbol “CHMT” on November 11, 2010.

The Plan allowed for payment in full (including interest) on all allowed claims.  Holders of previously outstanding Chemtura stock (“Holders of Interests”) in our common stock received a pro-rata share of New Common Stock in accordance with the Plan as well.

OUR COMPETITIVE STRENGTHS

We believe our key competitive strengths are:

•
Our Key Businesses Have Industry Leading Positions: Many of our key businesses and products hold leading positions within the various industries they serve. We believe our scale and global reach in product development and marketing provide us with advantages over many of our smaller competitors.

Operating Segment	Business Component	Industry Position / Commentary
Consumer Products	Consumer Products	• One of the two largest global marketers and sellers of recreational water products used in pools and spas

Industrial Performance Products	Petroleum Additives
• Global manufacturer and marketer of high-performance lubricant additive components and synthetic lubricant base-stocks and synthetic finished fluids

• Global manufacturer and marketer of high performing calcium sulfonate specialty greases and phosphate ester based fluids

	Urethanes	• A global leader in the development and production of hot cast elastomer pre-polymers

	Antioxidants	• A global leader in the development and production of a broad range of additives for the polymer industry

Chemtura AgroSolutions™	Chemtura AgroSolutions™	• A leading niche developer and manufacturer of seed treatments, fungicides, miticides, insecticides, growth regulants and herbicides

Industrial Engineered Products	Great Lakes Solutions	• One of the three largest global developers and manufacturers of bromine and bromine-based products

	Organometallics	• One of the three largest global developers and manufacturers of organometallic compounds, with applications in catalysts, surface treatment and pharmaceuticals

•	Broad Diversified Business:

•
Geographic diversity. Our worldwide manufacturing, sales and marketing network enables us to serve the needs of both local and global customers worldwide. As of December 31, 2010, we operated 31 manufacturing facilities in 13 countries.  For the year ended December 31, 2010, 47% of our revenue was generated from net sales in the United States and Canada, 29% from net sales in Europe and Africa, 19% from net sales in Asia/Pacific and 5% from net sales in Latin America. We market and sell our products in more than 100 countries, providing the opportunity to develop new markets for our products in higher-growth regions. We have built upon our historical strength in the United States and Europe to expand our business geographically, thereby diversifying our exposure to many different economies.

Geographic Information

•
Product and industry diversity. We are comprised of a number of distinct businesses, each of which is impacted by varied industry trends. Additionally, our business portfolio serves diverse industries and applications, thereby providing us with further diversification. For instance, despite the current general and industry-specific economic conditions, certain parts of our businesses have performed in line with historical norms through the recession:

•	In 2010, our Consumer Products segment increased its profitability over 2008 and 2009 despite the pressures on consumer spending due to the recession.

•
The lubricant additives used in transportation applications experienced customer inventory corrections at the outset of the recession, but recovered more quickly than the broader industrial sector because the number of miles driven, flown and sailed remained at pre-recession levels.

•	The demand for our products used in electronic applications has recovered much more quickly than demand from other industrial applications.

•	Diversified customer base. We have a large and diverse global customer base in a broad array of industries. No single customer comprises more than ten percent of our consolidated 2010 net sales.

•
Unique Industry Positions: We believe our businesses possess significant differentiation within their respective industry segments. Some of our businesses are vertically integrated into key feedstocks and others have strong brand recognition, long lead time product registrations or technical and formulatory know-how. We believe these attributes are difficult to replicate and allow us to attract customers looking for consistent performance, reliability and cost-effective results, and are distinct competitive advantages. Examples include:

•
Our Industrial Engineered Products segment has extensive brine fields in Arkansas from which we extract brine to produce bromine, which is used as a building block for products such as flame retardants.

•
Our Industrial Performance Products segment participates in a production joint venture that produces cost competitive alkylated diphenylamine, a building block for our Naugalube® antioxidants used in lubricants. This segment also develops urethanes, the production of which is enhanced by our technical and formulatory know-how that permits us to engineer our products to meet specific customer needs and antioxidants, for which we are the only producer of such products in the Middle East, allowing us to offer superior service and security of supply to the region’s fast-growing polyolefin industry.

•	Our Consumer Products segment benefits from well-established brand names as well as registrations and certifications from government agencies and customers.

•
Our Chemtura AgroSolutionsTM segment is well experienced in obtaining the required registrations for its products in each country in which they are sold. Once obtained, these registrations provide an exclusive right to use the active compound upon which the product is based for the specified crop in that country or region for a number of years.

•
Well Positioned to Grow in Emerging Markets: Our businesses’ product portfolios have positioned us to benefit from high growth emerging market regions in the future. We derived 24% of our revenues during 2010 from key emerging markets including Asia/Pacific and Latin America. We will continue to invest in emerging markets as their polymer production increases, their manufacturing of electronic products expands, their automotive industries build vehicles that meet emission standards such that they can be exported to western markets, and their growers seek to increase the exports of their produce. There are a limited number of suppliers that can supply the products or provide the technical support that customers in these regions require, giving us the opportunity to capture this growth in demand for our products. Additionally, we are strongly positioned to supply the polyolefin industry in the Middle East through our existing antioxidants joint venture in Saudi Arabia and our recently announced organometallics joint venture in Saudi Arabia which will produce components for polymerization catalysts in the region. We also participate in a joint venture within Asia that produces polymer antioxidants.

•	Emerged from Chapter 11 a Stronger and Leaner Company:

•
Significantly reduced indebtedness with improved liquidity. As of December 31, 2010, we have $751 million of total consolidated indebtedness, $201 million of cash and cash equivalents and approximately $275 million of lending commitments under our new five year senior secured revolving credit facility (the “ABL Facility”) with Bank of America, N.A., as administrative agent and the other lenders party thereto, which also permits us to enter into a foreign asset-based financing arrangement.  The $275 million of lending commitments was un-drawn other than to support the issuance of $12 million in letter of credit obligations.  For comparison, as of December 31, 2009, we had approximately $1.4 billion of total consolidated indebtedness.

•
Improved cost structure. We have significantly improved our cost structure over the past two years and reduced our cash fixed costs substantially compared to prior years.  From December 31, 2007 through the end of 2010, we reduced our workforce by approximately 900 employees, including the transfer of employees as part of the sale of the PVC additives business and a reduction of over 400 professional and administrative positions.  Since the end of 2007, we have significantly reduced underperforming assets by closing or selling 6 plants and moving to third-party warehousing in a number of our businesses.  These actions have eliminated underperforming assets and reduced fixed costs or made them variable.  We will continue to manage our costs and improve the efficiency of our operations in 2011 and beyond.

•	Reduced environmental and other liabilities. Following our emergence from Chapter 11, we discharged a significant amount of our environmental and contingent liability exposure.

•
Focused, Experienced Management Team: We are led by Craig A. Rogerson, who was elected Chairman, President and Chief Executive Officer in December 2008. Mr. Rogerson holds a chemical engineering degree from Michigan State University and has over 31 years of operating and leadership experience in the specialty chemicals industry. Mr. Rogerson is supported by a senior management team that has extensive operational and financial experience in the specialty chemicals industry.  Our senior management team is focused on creating a culture of performance and accountability that can leverage the global economic recovery and the long-term trends in the industries we serve to drive profitable revenue growth.  For more information on our executive officers, see Item 10. Directors, Executive Officers and Corporate Governance.

OUR STRATEGY

Our primary goal is to create value for our stakeholders by driving profitable revenue growth while continuing to manage our costs. We will develop and engineer new products and processes, exploit our global scale for regional growth and manage our portfolio of specialty chemical businesses. Our efforts are directed by the following key business strategies:

•
Technology-Driven Growth through Innovation.  As a specialty chemical developer and manufacturer, our competitive strength lies in our ability to continue to develop and engineer new products and processes that meet our customers’ changing needs.  We are investing in innovation to strengthen our new product pipelines and will license or acquire technologies to supplement these initiatives.  We focus on the development of products that are sustainable, meet ecological concerns and capitalize on growth trends in the industries we serve.

•
Regional Growth through Building Global Scale.  We are building our local presence in the rapidly expanding emerging markets through sales representation, technical development centers, joint ventures and local manufacturing.  We empower our regional teams to serve their growing customer base and will supplement these efforts through “bolt-on” acquisitions where increased demand makes it appropriate.  We exploit our global scale by sharing service functions and technologies that no one region or business could replicate on its own while utilizing our regional presence to lower raw material costs.

•
Performance-Driven Culture.  We believe we have outstanding people who can deliver superior performance under strong, experienced leaders who instill a culture of accountability.  We expect accountability on safety, environmental stewardship and reliability of orders.  Our performance is focused on understanding the needs of our customers and meeting such needs by efficiently executing their orders and delivering technology based solutions that meet their requirements in order to become their preferred supplier.  We measure our performance against benchmarks and metrics using statistical analysis.

•
Portfolio and Cost Management.  We will continue to actively manage our portfolio of specialty chemical businesses to maximize their value.  We seek to strengthen our businesses by building on our leading market positions and increasing differentiation of our products while pruning or exiting underperforming products and managing costs.

OUR BUSINESS AND SEGMENTS

Information as to the sales, operating profit, depreciation and amortization, assets, capital expenditures and earnings on investments carried on the equity method attributable to each of our business segments during each of our last three fiscal years is set forth in Note 20 - Business Segments in our Notes to Consolidated Financial Statements.

The table below illustrates each segment’s net sales for the year ended December 31, 2010 as well as each segment’s major products, end-use markets and brands.

	Consumer	Industrial	Chemtura	Industrial
	Products	Performance Products	AgroSolutionsTM	Engineered Products

2010 Net Sales	$458 million	$1,223 million	$351 million	$728 million

Key Products	•Swimming Pool & Spa Chemicals •Cleaning Products	•Petroleum Additives •Urethanes •Antioxidants •UV Stabilizers •Elastomer Additives	•Seed Treatment •Fungicides •Miticides •Insecticides •Growth Regulants •Herbicides	•Brominated Performance Products •Flame Retardants •Fumigants •Organometallics

Major End-Use Markets	•Cleaners •Pools and Spas •Small Resorts	•Adhesives •Automotive •Building and Construction •Coatings •Consumer Products •Engine and Gear Oils •Industrial Oils and Greases •Lubricants •Packaging •Sealants	•Agriculture	•Agriculture •Automotive •Building and Construction •Coatings •Consumer Durables •Electronics •Fine Chemical •Oilfield •Paints and Polymers •Pharmaceuticals •Plastics •Power •Solar

Key Brands	Aqua Chem® BAYROL® BioGuard® Cristal® Greased Lightning® Guardex® Miami® Mineral Springs® Omni® Pool Time® Poolbrite® ProGuard® Spa Essentials® SpaGuard® SpaTime® Sun® The Works®
Adiprene Duracast®
Adiprene®
Anderol®
Anox®
Durad®
Fomrez®
Hatcol®
Hybase®
Lobase®
Lowilite®
Lowinox®
Naugalube®
Naugard®
Polybond®
Reolube®
Royaltuf®
Royco®
Synton®
Trixene®
Ultranox®
Vibrathane®
Weston®
Witcobond®

Acramite®
Adept®
Anchor®
Blizzard®
B-Nine®
Casoron®
Dimilin®
Enhance®
Firestorm®
Floramite®
Flupro®
Grain Guard®
Micromite®
Off-Shoot T®
Omite®
Pantera®
ProCure®
Rancona®
Rimon®
Royal MH-30®
Royaltac®
Temprano®
Terraguard®
Vitavax®
Viticure®
AXION® Emerald® Firemaster® Fyrebloc® GeoBrom® Kronitex® Pyrobloc® Smokebloc® Thermoguard® Timonox®

Consumer Products

The Consumer Products segment develops, manufactures and sells performance chemicals to consumers for in-home and outdoor use.  These chemicals include recreational water purification products sold under a variety of branded labels through local dealers and large retailers to assist consumers in the maintenance of their swimming pools and spas and branded cleaners and degreasers sold primarily through mass merchants to consumers for home cleaning.

Our pool and spa product lines consist of sanitizers, algaecides, biocides, oxidizers, pH balancers, mineral balancers and other specialty chemicals and accessories. Our primary channels of distribution are pool and spa dealers and mass-market retailers throughout North America, Europe, Australia and South Africa. We hold leading positions in both the North American and European pool and spa chemical markets and we plan to strengthen our position by expanding our dealer channels and presence with leading mass market retailers.

We also operate in the specialty and multi-purpose cleaners business with branded non-abrasive bathroom cleaners, glass and surface cleaners, toilet bowl cleaners, drain openers and rust and calcium removers, as well as a family of multipurpose cleaners. Our primary channels of distribution for specialty and multi-purpose cleaning products are through major national and regional retailers in the do-it-yourself, hardware, mass market, club and discount sectors.

The Consumer Products segment had net sales of $458 million for 2010, $457 million for 2009 and $516 million for 2008.  This segment represented 17%, 20% and 16% of our total net sales in 2010, 2009 and 2008, respectively.

Industrial Performance Products

The Industrial Performance Products segment develops, manufactures and sells performance specialty chemicals.  Industrial performance products include:

•
petroleum additives that provide detergency, friction modification and corrosion protection in automotive and industrial lubricants and greases, synthetic finished lubricants, synthetic base-stocks and greases used in aviation, industrial and refrigeration applications;

•	castable urethane prepolymers engineered to provide superior abrasion resistance and durability in many industrial and recreational applications;
•	polyurethane dispersions and urethane prepolymers used in various types of coatings such as wood floor finishes, glass fiber coatings and textile treatments;
•	plastic antioxidants additives that inhibit the degradation of polymers caused by air and heat during manufacture and use;
•	UV stabilizers additives that protect materials against the harmful effects of UV light; and
•
elastomer additives products that protect elastomers and rubber compounds such as tires from cracking and deteriorating from exposure to ozone as well as providing resistance to oxygen and heat degradation.

These products are sold directly to manufacturers through distribution channels.

On July 30, 2010, we completed the sale of our natural sodium sulfonates and oxidized petrolatum product lines within our petroleum additives business to Sonneborn Inc., an affiliate of private investment firm Sun Capital Partners, Inc.

On February 29, 2008, we completed the acquisition of the remaining shares of Baxenden Chemicals Ltd (“Baxenden”).  Baxenden complements our existing Witcobond® dispersions and Fomrez® polyester polyols brand offerings.  The acquisition allowed us access to wider applications in the urethanes segment and strengthened our position in Europe.

The Industrial Performance Products segment had net sales of $1,223 million for 2010, $999 million for 2009 and $1,465 million for 2008.  This segment represented 44%, 43% and 46% of our total net sales in 2010, 2009 and 2008, respectively.  The major product offerings of this segment are described below.

Petroleum Additives

We are a global manufacturer and marketer of high-performance additive components used in transport and industrial lubricant applications including alkylated diphenylamines antioxidants (“ADPAs”), which are marketed as Naugalube® and used predominately in automotive lubricants.  These additives play a critical role in meeting rising regulatory mandated standards for engine performance and emissions as well as consumer demand for improved gas mileage and longer service intervals.  The component product line also includes overbased and neutral calcium sulfonates and overbased magnesium sulfonates used in motor oils and marine lubricants. These sulfonates, marketed as Hybase® and Lobase®, are oil-soluble surfactants whose properties include detergency and corrosion protection to help lubricants keep car, truck, and ship engines clean with minimal wear.  A special grade of overbased magnesium sulfonate has been developed as a heavy fuel additive.

We provide a variety of other highly specialized, high value products including our high-viscosity polyalphaolefins, marketed as Synton® , and our broad portfolio of esters marketed as Hatcol®.  These products are used in the production of synthetic lubricants for automotive, refrigeration, aviation, and industrial applications.  We also manufacture and sell high performing calcium sulfonate specialty greases and phosphate ester based fluids and additives for power generation fluids and for use in anti-wear agents in a variety of lubricants.

We are also a specialty supplier of high performance finished lubricants serving the aviation and industrial markets.  Our product line has extensive original equipment manufacturer approvals and is marketed under our Anderol® and Royco® brands as well as for private label customers.

Urethanes

We are a leading supplier of high-performance cast urethane polymers with more than 200 variations in our product offerings.  Our urethanes offer high abrasion resistance and durability in industrial and performance-specific applications.  These characteristics allow us to market our urethanes to niche manufacturers where such qualities are imperative, including for industrial and printing rolls, mining machinery and equipment, mechanical goods, solid industrial tires and wheels, and sporting and recreational goods, including skateboard and roller skate wheels.

Adiprene ® and Vibrathane® urethane prepolymers are sold by our direct sales force and through distribution partners in the United States, Canada, Australia, Europe, Latin America and the Far East, and are used in cast elastomer applications where durability and chemical resistance is required.  Our products are used in applications as diverse as polishing pads for the semiconductor industry to high performance screens for the mining industry.  Customers in each region are serviced by a dedicated technical staff whose support is a critical component of the product offering.  We believe the relatively low capital requirements of this business provide us with the ability to operate cost effectively.  Lastly, our development capabilities allow us to differentiate ourselves in these markets by tailoring our products to the specialized needs of each customer application, which sets us apart from our competitors.

Our urethane chemicals business provides products for a variety of end uses and applications.  The urethane chemicals business consists primarily of three product lines: Fomrez® saturated polyester polyols, Witcobond® polyurethane dispersions, and Trixene® blocked isocyanates.  Fomrez® polyester polyols are employed in industrial applications such as flexible foam for seating.  Our Witcobond® polyurethane dispersions are sold to a larger and more diverse customer base primarily for applications such as glass fiber sizing, wood floor coatings and ballistics protection applications.  Our Trixene® product offering includes blocked isocyanates and specialty polymer systems used in a wide range of coating, adhesive, sealant and elastomer applications.  Our focus on customer intimacy in the urethane chemicals business enables us to tailor specific product offerings to meet our customers’ most demanding application requirements.

Antioxidants

Our antioxidants and UV stabilizer business is comprised of five product families which operate worldwide manufacturing facilities to meet the needs of the large global petrochemical producers as well as regional compounders.  We are one of the world’s largest suppliers of plastic antioxidants additives that inhibit the degradation of polymers caused by air and heat during manufacture and use.  Our UV stabilizers additives protect materials against the harmful effects of UV light. The elastomer additives products protect elastomers and rubber compounds such as tires from cracking and deteriorating from exposure to ozone as well as providing resistance to oxygen and heat degradation.  Our inhibitors prevent polymerization in production of certain monomers and the polymer modifier products are used as coupling agents and impact modifiers for polymers for use in engineering applications in markets such as automotive and building and construction.

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

Chemtura AgroSolutionsTM

The Chemtura AgroSolutionsTM segment focuses on specific target applications in six major product lines which include seed treatments, fungicides, miticides, insecticides, growth regulants and herbicides.  We have developed our products for use primarily on high-value target crops such as tree and vine fruits, ornamentals and nuts and secondarily for commodity row crops such as soybeans, oilseed rape and corn. Our dedicated sales force works with growers and distributors to promote the use of our products throughout a crop’s growth cycle and to address selective regional, climate, and growth opportunities.  We expand our presence in worldwide targeted markets by developing or acquiring crop protection products and obtaining registrations for new uses and geographies where demand for our products and services has potential for growth.  Our expertise in registering our product offerings differentiates us from our competitors.  We develop and sell our own products and we also sell and register products manufactured by others on a license and/or resale basis.

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

Our fungicides are products that prevent the spread of fungi or plants in crops which can cause damage resulting in loss of yield and profit for growers. Our miticides (acaricides) are products that control a variety of mite pests on the crops.  Our insecticides are products used against insect pests at different stages of the life cycle from egg and larvae to nymph and adult.  They have both crop and public health applications.  Our plant growth regulators are products used for controlling or modifying plant growth processes without severe phytotoxicity.  Our herbicides are products used to control unwanted plants while leaving the crops they are targeted to treat relatively unharmed.

We work closely with our customers, distributors, research stations and individual growers as part of an on-the-ground coordinated effort.  We develop products in response to ongoing customer demands, drawing upon existing technologies and tailoring them to match immediate needs.  For example, a grower’s crops may require varying levels of treatment depending on weather conditions and the degree of infestation.  Our research and technology is therefore geared towards responding to threats to crops around the world as they emerge under a variety of conditions.

We benefit from nearly 50 years of experience in the field, along with over 2,100 product registrations in more than 100 countries.  Our experience with registering products is a valuable asset, as registration is a significant barrier to entry, particularly in developed countries. Registration of products is a complex process in which we have developed proficiency over time.  The breadth of our distribution network and the depth of our experience enable us to focus on profitable applications that have been less sensitive to competitive pricing pressures than broad commodity segments.  This position allows us to attract licensing and resale opportunities from partner companies providing us new products and technologies to accompany our own existing chemistries.

We sell our products in North America through a distribution network consisting of more than 500 distributor outlets that sell directly to end use customers.  Internationally, our direct sales force services over 1,500 distributors, dealers, cooperatives, seed companies and large growers.

The Chemtura AgroSolutionsTM segment had net sales of $351 million for 2010, $332 million for 2009 and $394 million for 2008.  This segment represented 13%, 14% and 12% of our total net sales in 2010, 2009 and 2008, respectively.

Industrial Engineered Products

We are a global leader in manufacturing and selling of engineered specialty chemicals utilized in the plastics, agriculture, fine chemicals, oil and gas, building and construction, electronics, solar energy, pharmaceutical and automotive industries.  Our products include flame retardant polymer additives based on bromine and phosphorous, antimony synergists, intermediates, catalyst components, fumigants, surface treatments and completion fluids for oil and gas extraction.  These products are sold across the entire value chain ranging from direct sales to monomer producers, polymer manufacturers, compounders and fabricators, fine chemical manufacturers and oilfield service companies to industry distributors.

The Industrial Engineered Products segment had net sales of $728 million for 2010, $512 million for 2009 and $779 million for 2008.  This segment represented 26%, 22% and 25% of our total net sales in 2010, 2009 and 2008, respectively.  The major product offerings of this segment are described below.

Great Lakes Solutions

Our Great Lakes Solutions business holds a leading global position with a comprehensive offering of bromine and phosphorus based flame retardants together with antimony synergists.  With increasing regulatory and fire safety performance demands, the use of these products continues to grow in electrical components, construction materials, automotive and furniture/furnishing applications.

We are backwardly integrated relative to brine, a primary source of bromine and have a well developed business in supplying other types of brominated performance products to a variety of industries including agricultural, electronics, fine chemicals, oil and gas production, pharmaceutical and power.

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

On January 14, 2010, we announced a long-term strategic sourcing agreement with the global specialty chemicals company Albemarle Corporation.  The transaction represents a key milestone in our Great Lakes Solutions’ business strategic reorganization process.  The strategic agreement will allow us to consolidate operations at the most productive brine wells in our El Dorado, Arkansas facility (“El Dorado”).  In addition, this agreement will provide greater opportunities for us to reinvest in new, innovative flame retardants and brominated performance products designed as part of our “Greener is Better” program, which is focused on offering customers greener solutions without sacrificing safety or quality.

On January 25, 2010, our Board of Directors approved a restructuring plan involving the consolidation and idling of certain assets within the Great Lakes Solutions business operations in El Dorado, Arkansas.  The restructuring plan was approved by the Bankruptcy Court on February 23, 2010 and is expected to be substantially completed by the first half of 2012.  As a result of the restructuring plan, we recorded costs of approximately $33 million in 2010, consisting of approximately $27 million in accelerated depreciation of property, plant and equipment and approximately $6 million in other facility-related shutdown costs, which include accelerated recognition of asset retirement obligations, decommissioning of wells and pipelines and severance.  In addition to the aforementioned costs, we expect cash costs, including capital costs, to be approximately $37 million ($13 million incurred in 2010 and $18 million, $5 million and $1 million is expected to be incurred in 2011, 2012 and 2013, respectively) in order to execute the consolidation of operations into remaining facilities.

Organometallics

Organometallics are a special group of metals containing organic chemicals which play a significant role in a variety of industrial applications.  Organometallics are essential components used to initiate the polymerization reactions that transform monomers into polymers.  They are also used as precursors in glass coatings, in the production of semiconductors and photovoltaic panels, as well as for the production of many pharmaceutical ingredients and as catalysts for curing certain paints and polymers.

Sources of Raw Materials

Hydrocarbon-based and inorganic chemicals constitute the majority of the raw materials required to manufacture our products.  These materials are generally available from a number of sources, some of which are foreign.  We use significant amounts of chemicals derived from ethylene, propylene, benzene, iso-butane, palm and coconut oil, methanol, phosphorus and urea.  In addition, chlorine, caustic, other petrochemicals and tin represent the key materials used in our chemical manufacturing processes.  Major requirements for key raw materials are purchased typically pursuant to multi-year contracts.  Large increases in the cost of such key raw materials, as well as natural gas, which powers some key production facilities, could adversely affect our operating margins if we are not able to pass the higher costs on to our customers through higher selling prices.  While temporary shortages of raw materials we use may occur occasionally, key raw materials have generally been available.  However, there can be no assurance that unforeseen developments (including markets, political and regulatory conditions) will not affect our raw material supplies, their continuing availability and their cost.  For additional information related to these risks, see Item 1A. - Risk Factors.

Seasonal Business

With the exception of the Chemtura AgroSolutionsTM segment and the pool and spa product line in our Consumer Products segment, no material portion of any segment of our business is significantly seasonal.  Our Chemtura AgroSolutionsTM segment is seasonal in nature and corresponds to agricultural cycles within each respective region.  Similarly, in the Consumer Products segment, approximately 85% of net sales are generated from sales from our pool chemicals business serving the North American and European recreational water market.  These markets generally record higher sales in the second and third quarters of each year.

Employees

We had approximately 4,200 full time employees at December 31, 2010.

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

Competitive Conditions

The breadth of our product offering provides multiple channels for growth and mitigates our dependence on any one market or end-use application.  We sell our products in more than 100 countries.  This worldwide presence reduces our exposure to any one country’s or region’s economy.

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

Research and Development

All of our businesses conduct research and development activities to increase competitiveness.  Our businesses conduct research and development activities to develop new and to optimize existing production technologies, as well as to develop commercially viable new products and applications while also maintaining existing product registrations required by regulatory agencies around the world.  Our research and development expenditures totaled $42 million in 2010, $35 million in 2009 and $46 million in 2008.

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

We have approximately 2,900 United States and foreign granted patents and pending patent applications and approximately 4,500 United States and foreign registered and pending trademarks.  Patents, trademarks, trade secrets in the nature of know-how, formulations, and manufacturing techniques assist us in maintaining the competitive position of certain of our products.  Our intellectual property is of particular importance to a number of specialty chemicals we manufacture and sell.  However, we do business in countries where protection may be limited and difficult to enforce.  We are licensed to use certain patents and technology owned by other companies, including some foreign companies, to manufacture products complementary to our own products, for which we pay royalties in amounts not considered material, in the aggregate, to our consolidated results.  Products to which we have such rights include certain crop protection chemicals.

Neither our business as a whole nor any particular segment is materially dependant upon any one particular patent, trademark, copyright or trade secret.

Regulatory Matters

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

Environmental Health and Safety Regulation - We believe that our business, operations and facilities are being operated in substantial compliance, in all material respects, with applicable environmental, health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations.  The ongoing operations of chemical manufacturing plants, however, entail risks in these areas and there can be no assurance that material costs or liabilities will not be incurred.  In addition, future developments of environmental, health and safety laws and regulations and related enforcement policies, could bring into question the handling, manufacture, use, emission or disposal of substances or pollutants at facilities we own, use or control.  These developments could involve potential significant expenditures in our manufacture, use or disposal of certain products or wastes.  To meet changing permitting and regulatory standards, we may be required to make significant site or operational modifications, potentially involving substantial expenditures and reduction or suspension of certain operations.  We incurred $12 million of costs for capital projects and $64 million for operating and maintenance costs related to environmental health and safety programs at our facilities during 2010.  In 2011, we expect to incur approximately $19 million of costs for capital projects and $68 million for operating and maintenance costs related to environmental health and safety programs at our facilities.  During 2010, we paid $52 million (which included $42 million related to pre-petition liabilities) to remediate previously utilized waste disposal sites and current and past facilities.  We expect to spend approximately $18 million during 2011 to remediate such waste disposal sites and current and former facilities.

Pesticide Regulation - Our Chemtura AgroSolutionsTM segment is subject to regulations under various federal, state, and foreign laws and regulations relating to the manufacture, sale and use of pesticide products.

In August 1996, Congress enacted the Food Quality Protection Act of 1996 ("FQPA"), which made significant changes to the Federal Insecticide, Fungicide, and Rodenticide Act ("FIFRA"), governing U.S. sale and use of pesticide products and the Federal Food, Drug, and Cosmetic Act ("FFDCA"), which limits pesticide residues on food.  FQPA facilitated registrations and re-registrations of pesticides for special (so called "minor") uses under FIFRA and authorized collection of maintenance fees to support pesticide re-registrations. Coordination of regulations implementing FIFRA and FFDCA is now required.  Food safety provisions of FQPA establish a single standard of safety for pesticide residue on raw and processed foods, require that information be provided through large food retail stores to consumers about the health risks of pesticide residues and how to avoid them, preempt state and local food safety laws if they are based on concentrations of pesticide residues below recently established federal residue limits (called "tolerances"), and ensure that tolerances protect the health of infants and children.

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

The European Union Commission has established procedures whereby all existing crop protection active ingredient chemicals commercially available in the European Union (the “EU”) are to be reviewed.  Regulation 91/414 became effective in 1993 and the process was updated in 2007 and 2008.  The original list of existing chemicals was prioritized and divided into 4 parts.  We had four chemicals on the first list, three of which were successfully supported through the review, which results in inclusion onto Annex I of 91/414, while the fourth was withdrawn by us for commercial reasons and has since been re-submitted.  The remainder of our products will be reviewed in the future with the overall process expected to be completed by the end of 2011.  The process may lead to full registration in member states of the EU or may lead to some restrictions or cancellation of registrations if it is determined that a product poses an unacceptable risk.

Chemical Regulation - In December 2006, the EU signed the Registration, Evaluation and Authorization of Chemicals (“REACh”) legislation.  This legislation requires chemical manufacturers and importers in the EU to demonstrate the safety of the chemical substances contained in products.  The effective date of the legislation was June 1, 2007 and it required all covered substances to be pre-registered by November 30, 2008.  Since December 1, 2008, no product containing covered substances can be manufactured in or imported into the EU unless the substances therein have been pre-registered.  The full registration of REACh will be phased in over the next several years.  The registration deadlines are as follows: 2010 for chemical substances manufactured or imported in excess of 1,000 metric tons per year and for substances deemed to be particularly harmful to humans or the environment, 2013 for substances manufactured or imported in the EU between 100 and 1,000 metric tons per year and 2018 for substances manufactured or imported in the EU in quantities greater than 1 metric ton per year.  The registration process requires expenditures and resource commitments to compile and file comprehensive chemical dossiers on the use and attributes of each chemical substance and to perform chemical safety assessments.  In addition, each registration phase carries with it a registration fee, which ranges from €31,000 per substance for high-risk, high tonnage band substances to €1,600 for substances registered in the lowest tonnage band and risk.  In 2008, we pre-registered approximately 1,100 substances and submitted approximately 2,100 pre-registration dossiers covering multiple affiliated legal entities.  In 2009, our total REACh related costs, including registration fees, were approximately $1 million.  In 2010, we registered 125 substances and our total REACh related costs, including registration fees, were approximately $8 million.  We anticipate REACh-related costs of approximately $4 million in 2011, $9 million in 2012 and $6 million in 2013. The 2012 and 2013 costs are estimates and could vary based on data availability and cost.  The implementation of the REACh registration process may affect our ability to manufacture and sell certain products in the future.

Item 1A.  Risk Factors

The most significant risks that could materially and adversely affect our financial condition, results of operations or cash flows include, but are not limited to, the factors described below.  Except as otherwise indicated, these factors may or may not occur and we cannot predict the likelihood of any such factor occurring.

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

We purchase significant amounts of raw materials and energy for our businesses.  The cost of these raw materials and energy, in the aggregate, represents a substantial portion of our operating expenses.  The prices and availability of the raw materials we utilize vary with market conditions and may be highly volatile.  Over the past few years, we have experienced significant cost increases in purchases of petrochemicals, tin, soybean oil, other raw materials and, our primary energy source (natural gas) which has had a negative impact on our operating results.

Although we have attempted, and will continue to attempt, to match increases in the prices of raw materials or energy with corresponding increases in product prices, we may not be able to immediately raise product prices, if at all.  Ultimately, our ability to pass on increases in the cost of raw materials or energy to customers is highly dependent upon market conditions.  Specifically, there is a risk that raising prices charged to our customers could result in a loss of sales volume.  In the past, we have not always been able to pass on increases in the prices of raw materials and energy to our customers, in whole or in part, and there will likely be periods in the future when we will not be able to pass on these price increases.  Reactions by our customers and competitors to our price increases could cause us to reevaluate and possibly reverse such price increases, which would negatively affect operating results.

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

During 2009, Lyondell Chemical Company (“Lyondell”), a key service provider to our Lake Charles, Louisiana plant, filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code.  We have entered into agreements with Lyondell for various services.  Lyondell may have the right to terminate the agreements by giving prior written notice to us.  If Lyondell terminates the agreements, or takes other adverse actions regarding the provisioning of services to us, and we are unable to arrange for alternative suppliers or perform such services ourselves, the outcome could have a material impact on the operating income of our Consumer Products segment.

If one or more of our significant raw material or utility suppliers were unable to meet its obligations under present supply arrangements, raw materials may become unavailable within the geographic area from which they are now sourced, or supplies may otherwise be constrained or disrupted, our businesses could be forced to incur increased costs for our raw materials or utilities, which would have a direct negative impact on plant operations and may adversely affect our results of operations and financial condition.

Decline in general economic conditions and other external factors may adversely impact our operations.

External factors, including domestic and global economic conditions, international events and circumstances, competitor actions and government regulation, are beyond our control and can cause fluctuations in demand and volatility in the prices of raw materials and other costs that can intensify the impact of economic cycles on our operations.  We produce a broad range of products that are used as additives and components in other products in a wide variety of end-use markets.  As a result, our products may be negatively impacted by supply and demand instability in other industries and the effects of that instability on supply chain participants.  Economic and political conditions in countries in which we operate may also adversely impact our operations.  For example, some countries in Central and Eastern Europe have been particularly adversely affected by the recent global financial crisis, rising government deficits and debt levels, protracted credit market tightness and other challenging European market conditions and could continue to negatively affect our businesses.  Although our diversified product portfolio and international presence lessens our dependence on a single market and exposure to economic conditions or political instability in any one country or region, our businesses are nonetheless sensitive to changes in economic conditions.  Accordingly, financial crises and economic downturns anywhere in the world could adversely affect our results of operations, cash flows and financial condition.

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

In December 2006, the European Union signed the REACh legislation.  This legislation requires chemical manufacturers and importers in the European Union to demonstrate the safety of the chemical substances contained in their products via a substance registration process.   The full REACh registration process will be phased in over the next several years.  The registration process will require capital and resource commitments to compile and file comprehensive chemical dossiers regarding the use and attributes of each chemical substance manufactured or imported by Chemtura and will require us to perform chemical safety assessments.  Successful registration under REACh will be a functional prerequisite to the continued sale of our products in the European Union market.  Thus, REACh presents a risk to the continued sale of our products in the European Union should we be unable or unwilling to complete the registration process or if the European Union seeks to ban or materially restrict the production or importation of the chemical substances used in our products.

Adverse weather or economic conditions could materially affect our results of operations.

Sales volumes for the products in Chemtura AgroSolutions™ segment, like all agricultural products, are subject to the sector’s dependency on weather, disease and pest infestation conditions.  Adverse weather conditions in a particular region could materially adversely affect our Chemtura AgroSolutions™ segment.  Additionally, our Chemtura AgroSolutions™ segment products are typically sold pursuant to contracts with extended payment terms in Latin America and Europe.  Customary extended payment periods, which are tied to particular crop growing cycles, render our Chemtura AgroSolutions™ segment susceptible to losses from receivables during economic downturns and may adversely affect our results of operations and cash flows.

Our pool and spa products in our Consumer Products segment are primarily used in swimming pools and spas.  Demand for these products is influenced by a variety of factors, including seasonal weather patterns.  An adverse change in weather patterns, such as the unseasonably cold and wet summers in the United States in 2008 and 2009, could negatively affect the demand for, and profitability, of our pool and spa products.

Demand for Chemtura AgroSolutions™ products is affected by governmental policies.

Demand for our Chemtura AgroSolutions™ segment products is also influenced by the agricultural policies of governments and regulatory authorities, particularly in developing countries in Asia and Latin America, where we conduct business.  Moreover, changes in governmental policies or product registration requirements could have an adverse impact on our ability to market and sell our products.

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

Regulations have recently been issued by the U.S. Department of Homeland Security (“DHS”) aimed at decreasing the risk, and effects, of potential terrorist attacks on chemical plants located within the United States. Pursuant to these regulations, these goals would be accomplished in part through the requirement that certain high-priority facilities develop a prevention, preparedness, and response plan after conducting a vulnerability assessment. In addition, companies may be required to evaluate the possibility of using less dangerous chemicals and technologies as part of their vulnerability assessments and prevention plans and implementing feasible safer technologies in order to minimize potential damage to their facilities from a terrorist attack. Certain of our sites are subject to these regulations and we cannot state at this time with certainty the costs associated with any security plans that the DHS may require. These regulations may be revised further and additional legislation may be proposed in the future on this topic. It is possible that such future legislation could contain terms that are more restrictive than what has recently been passed and which would be more costly to us. We cannot predict the final form of currently pending legislation or other related legislation that may be passed and we can provide no assurance that such legislation will not have an adverse effect on our results of operations in a future reporting period.  In addition, we may incur liabilities for subsequent damages in the event that we fail to comply with these regulations.

We operate on an international scale and are exposed to risks in the countries in which we have significant operations or interests.  Changes in foreign laws and regulatory requirements, export controls or international tax treaties could adversely affect our results of operations and cash flows.

We are dependent, in large part, on the economies of the countries in which we manufacture and market our products.   Of our 2010 net sales, 47% were to customers in the United States and Canada, 29% to Europe and Africa, 19% to the Asia/Pacific region and 5% to Latin America.  As of December 31, 2010, our net property, plant and equipment were located in various regions including 64% in the United States and Canada, 28% in Europe and Africa, 5% in the Asia/Pacific region and 3% in Latin America.

The economies of the countries within these areas are in different stages of socioeconomic development.  Consequently, we are exposed to risks from changes in foreign currency exchange rates, interest rates, inflation, governmental spending, social instability and other political, economic or social developments that may materially adversely affect our financial condition, results of operations and cash flows.

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

We depend on our ability to produce accurate and timely financial statements in order to run our business. If we fail to do so, our business could be negatively affected and our independent registered public accounting firm may be unable to attest to the fair presentation of our Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. If we cannot provide reliable financial reports and effectively prevent fraud, our reputation and operating results could be harmed.  Even effective internal controls have inherent limitations including the possibility of human error, the circumvention or overriding of controls, or fraud.  Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting in future periods are subject to the risk that the control may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement, including with respect to income tax accounts and international customer incentive, commission and promotional payment practices.  We have completed the previously disclosed review of various customer incentive, commission and promotional payment practices of the Chemtura AgroSolutions™ segment in its Europe, Middle East and Africa region (the “EMEA Region”).  The review was conducted under the oversight of the Audit Committee of the Board of Directors and with the assistance of outside counsel and forensic accounting consultants.  As disclosed previously, the review found evidence of various suspicious payments made to persons in certain Central Asian countries and of activity intended to conceal the nature of those payments. The amounts of these payments were reflected in our books and records but were not recorded appropriately. In addition, the review found evidence of payments that were not recorded in a transparent manner, including payments that were redirected to persons other than the customer, distributor or agent in the particular transaction. None of these payments were subject to adequate internal control. We have strengthened our worldwide internal controls relating to customer incentives and sales agent commissions and enhanced our global policy prohibiting improper payments which contemplates, among other things, that we monitor our international operations.  Such monitoring may require that we investigate allegations of possible improprieties relating to transactions and the way in which such transactions are recorded.  We have severed our relationship with all of the sales agents and the employees responsible for the suspicious payments.  We cannot reasonably estimate the nature or amount of monetary or other sanctions, if any, that might be imposed as a result of the review.

If we fail to maintain adequate internal controls, including any failure to implement new or improved controls, or if we experience difficulties in their implementation, we could fail to meet our reporting obligations, and there could be a material adverse effect on our business and financial results.  In the event that our current control practices deteriorate, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our securities may be adversely affected.

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

Our Great Lakes Solutions business could be adversely impacted by recent regulations related to deep-water exploratory drilling.

As has been widely reported, on April 20, 2010, a fire and explosion occurred onboard the semisubmersible drilling rig Deepwater Horizon in the Gulf of Mexico, leading to the largest offshore oil spill in U.S. history. In response to this incident, the Minerals Management Service (now known as the Bureau of Ocean Energy Management, Regulation and Enforcement, or "BOE") of the U.S. Department of the Interior issued a notice on May 30, 2010 implementing a six-month moratorium on certain drilling activities in the U.S. Gulf of Mexico. Implementation of the moratorium was blocked by a U.S. district court, which was subsequently affirmed on appeal, but on July 12, 2010, the BOE issued a new moratorium that applies to deep-water drilling operations that use subsea blowout preventers or surface blowout preventers on floating facilities. The moratorium was lifted on October 12, 2010, but imposed new safety regulations related to deep-water exploratory drilling. It remains unclear what drilling companies must demonstrate to satisfy the new regulations or what additional restrictions or limitations may be imposed in the future.

Our Great Lakes Solutions business produces products which are used in drilling rigs in the Gulf of Mexico.  While this business had already experienced decreased demand for products used in deep-water drilling for oil and gas for some time, due to reduced rig count in the Gulf of Mexico resulting from high natural gas inventories, to the extent that decreased drilling in the Gulf of Mexico lingers, any recovery in demand for these products will likely be delayed.

Production facilities are subject to operating risks that may adversely affect our financial condition, results of operations and cash flows.

We are dependent on the continued operation of our production facilities.  Such production facilities are subject to hazards associated with the manufacturing, handling, storage and transportation of chemical materials and products, including pipeline leaks and ruptures, explosions, fires, inclement weather and natural disasters, terrorist attacks, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, remediation complications, chemical spills, discharges or releases of toxic or hazardous gases, storage tank leaks and other environmental risks.  These hazards can cause personal injury and loss of life, severe damage to, or destruction of, property and equipment and environmental damage, fines, civil or criminal penalties and liabilities.  The occurrence of these events may disrupt production which could have an adverse effect on the production and profitability of a particular manufacturing facility and on our financial condition, results of operations and cash flows.

Our businesses depend upon many proprietary technologies, including patents, licenses and trademarks.  Our competitive position could be adversely affected if we fail to protect our patents or other intellectual property rights or if we become subject to claims that we are infringing upon the rights of others.

Our intellectual property is of particular importance for a number of the specialty chemicals that we manufacture and sell.  The trademarks and patents that we own may be challenged, and because of such challenges, we could eventually lose our exclusive rights to use and enforce such proprietary technologies and marks, which would adversely affect our competitive position and results of operations.  We are licensed to use certain patents and technology owned by other companies, including foreign companies, to manufacture products complementary to our own products.  We pay royalties for these licenses in amounts not considered material, in the aggregate, to our consolidated results.  We cannot be assured that such licensors will adequately maintain or protect or enforce such licensed technology, or that such licenses will continue to be available on current terms, which may impair our ability to offer certain products and may require us to seek licenses on less favorable terms.

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

We cannot be assured that our products or methods do not infringe on the patents or other intellectual property rights of others.  Infringement and other intellectual claims or proceedings brought against us, whether successful or not, could result in substantial costs and harm our reputation. Such claims and proceedings can also distract and divert management and key personnel from other tasks important to the success of our business.  In addition, intellectual property litigation or claims could force us to do one or more of the following:

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

In some of the countries in which we operate, such as China, the laws protecting patent holders are significantly weaker than in the United States, countries in the European Union and certain other developed countries.  Weaker protection may assist competing manufacturers in becoming more competitive in markets in which they might not have otherwise been able to introduce competing products for a number of years.  As a result, we tend to rely more heavily upon trade secret and know-how protection in these regions, as applicable, rather than patents.  Additionally, for our Chemtura AgroSolutions™ segment products sold in China, we rely on regulatory protection of intellectual property provided by regulatory agencies, which may not provide us with complete protection against competitors.

An inability to remain technologically innovative and to offer improved products and services in a cost-effective manner could adversely impact our operating results.

Our operating results are influenced in part by our ability to introduce new products and services that offer distinct value to our customers.  For example, both our Chemtura AgroSolutions™ segment and our organometallic specialties business seek to provide tailored products for our customers’ often unique problems, which require an ongoing level of innovation.  In many of the markets where we sell our products, the products are subject to a traditional product life cycle.  Even where we devote significant human and financial resources to develop new technologically advanced products and services, we may not be successful in these efforts.

Joint venture investments that we enter into could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and disputes between us and our joint venture partners.

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

The cost of our defined benefit pension and post-retirement welfare benefit plans is recognized through operations over extended periods of time and involves many uncertainties during those periods of time.  Our funding policy for defined benefit pension plans is to accumulate plan assets that, over the long run, will approximate the present value of projected benefit obligations.  Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets.  Significant changes in investment performance or a change in the portfolio mix of invested assets can result in corresponding increases and decreases in the valuation of plan assets or in a change of the expected rate of return on plan assets.  Similarly, our post-retirement welfare benefit cost is materially affected by the discount rate used to measure these obligations, as well as by changes in the actual cost of providing these medical and other welfare benefits.

We have underfunded obligations under our U.S. tax-qualified defined benefit pension plans totaling approximately $234 million on a projected benefit obligation basis as of December 31, 2010.  We also have underfunded obligations under our U.K. defined benefit plans totaling approximately $58 million as of December 31, 2010.  Further declines in the value of the plan investments or unfavorable changes in law or regulations that govern pension plan funding could materially change the timing and amount of required funding.  Additionally, we sponsor other foreign and non-qualified U.S. pension plans under which there are substantial unfunded liabilities totaling approximately $118 million on a projected benefit obligation basis as of December 31, 2010.  Foreign regulatory authorities may seek to have Chemtura and/or certain of our non-sponsoring subsidiaries take responsibility for some portion of these obligations.  Mandatory funding contributions with respect to these obligations and potential unfunded benefit liability claims could have a material adverse effect on our financial condition, results of operations or future cash flows.  In addition, our actual costs with respect to our post-retirement welfare benefit plans could exceed our current actuarial projections.

We may be required to increase the funding for the pension plan of our U.K. subsidiary, which would have an adverse effect on our cash flows from operations.

Certain of our subsidiaries and affiliates sponsor pension plans in their respective countries that may be underfunded.  Chemtura Manufacturing U.K. Limited (“CMUK”), is the principal employer of the Great Lakes U.K. Limited Pension Plan (the “UK Pension Plan”), an occupational pension scheme that was established in the U.K. in order to provide pensions and other benefits for its employees.  Under the UK Pension Plan, certain employees and former employees become entitled to pension benefits, most of which are defined benefits in nature, based on pensionable salary.  The UK Pension Plan has approximately 580 pensioners and 690 members entitled to deferred benefits under the defined benefit section.  The estimated funding deficit as of December 31, 2008, as measured in accordance with section 75 of the Pension Act of 1995 (U.K.), is approximately £95 million.

We disclosed previously that the Trustees of the UK Pension Plan (the “UK Pension Trustees”) filed 27 contingent, unliquidated Proofs of Claim against each of the Debtors, other than Chemtura Canada in the Chapter 11 cases which, by agreement with the UK Pension Trustees, were disallowed on the condition that no party may later assert that the Chapter 11 cases operate as a bar to the UK Pension Trustees asserting claims against any of the Debtors in an appropriate non-bankruptcy forum. We also disclosed the risk that the applicable regulatory authority, in this case the UK Pensions Regulator (the “Regulator”), may assert claims against CMUK and against other Chemtura affiliates who are not sponsors of the U.K. Pension Plan. In fact, on December 22, 2010, the Regulator issued a “warning notice” to CMUK and five other Chemtura affiliates, including Chemtura Corporation, stating their intent to request authority to issue a “financial support direction” against each of them for the support of the benefit obligations under the UK Pension Plan. At the same time, CMUK has continued to engage in negotiations with the UK Pension Trustees over the terms of a “recovery plan” to reduce the underfunded deficit in the UK Pension Plan and the parties have exchanged proposals in an effort to reach agreement. The most recent proposal from CMUK to the UK Pension Trustees provides among other matters for the contribution of £60 million in cash to the UK Pension Plan over a four year period.

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

Under U.S. GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment on July 31 of each year. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include, but are not limited to, a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined, negatively impacting our results of operations.

Restrictive covenants in our credit facilities and senior notes may limit our ability to engage in certain transactions.

Our credit facilities and senior notes contain various covenants that limit our ability to engage in specified types of transactions.  The covenants limit our ability to, among other things, incur additional indebtedness or repaying certain indebtedness, creating liens, pay dividends on or make other distributions on or repurchase capital stock or make other restricted payments, make investments, and entering into acquisitions, dispositions and joint ventures.  Such restrictions in our credit facilities and senior notes could result in us having to obtain the consent of our lenders in order to take certain actions.  Recent disruptions in credit markets may prevent us from or make it more difficult or more costly for us to obtain such consents from our lenders.  Our ability to expand our business or to address declines in our business may be limited if we are unable to obtain such consents.

A breach of any of these covenants could result in a default under credit facilities and senior notes.  Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding under our credit facilities and senior notes immediately due and payable and terminate all commitments to extend further credit.  If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure our indebtedness.  Our subsidiaries have pledged a significant portion of our assets as collateral under our credit facilities.  If the lenders under credit facilities accelerate the repayment of borrowings, we may not have sufficient assets to repay amounts borrowed under the credit facilities which could have a material adverse effect on the value of our stock.

If we issue additional shares of common stock in the future, it will result in the dilution of our existing stockholders.

Our certificate of incorporation authorizes the issuance of 500 million shares of common stock, of which 95.6 million shares were issued and outstanding as of December 31, 2010.  Our board of directors has the authority to issue additional shares of common stock up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares of common stock to acquire one or more businesses or to provide additional financing in the future.  The issuance of any such shares of common stock will result in a reduction of the book value or market price of the outstanding shares of our common stock.  Additionally, we have an incentive plan that allows for the issuance of up to 11 million shares (currently 9.8 million shares remain available for future grants), equal to eleven percent of Chemtura’s new shares of common stock issued on the Effective Date. We also have approximately 4.5 million shares available for issuance after the Effective Date to holders of Allowed Claims and Interests (as defined in the Plan).  If we do issue any additional shares of common stock, including pursuant to our incentive plan, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The following table sets forth information regarding our principal operating properties and other significant properties as of December 31, 2010.  All of the following properties are owned except where otherwise indicated.  In general, our operating properties are well maintained, suitably equipped and in good operating condition.
Location	Facility	Reporting Segment

UNITED STATES
Alabama
Bay Minette	Plant	Industrial Performance Products

Arkansas
El Dorado	Plant	Industrial Engineered Products

California
McFarland	Repackaging Warehouse	Industrial Engineered Products

Connecticut
Middlebury*	Executive Offices, Research Center	Corporate Offices
Naugatuck	Research Center	Industrial Performance Products

Georgia
Conyers	Plant	Consumer Products
Lawrenceville*	Office, Research Center	Consumer Products, Chemtura AgroSolutions™

Illinois
Mapleton	Plant	Industrial Engineered Products
Pekin*	Plant	Chemtura AgroSolutions™

Indiana
West Lafayette	Office, Research Center	Industrial Engineered Products

Louisiana
Lake Charles	Plant	Consumer Products
Westlake	Land	Consumer Products

Michigan
Adrian	Plant	Consumer Products

New Jersey
East Hanover	Plant	Industrial Performance Products
Fords	Plant	Industrial Performance Products
Perth Amboy	Plant	Industrial Performance Products

North Carolina
Gastonia	Plant	Industrial Performance Products, Chemtura AgroSolutions™

Pennsylvania
Philadelphia*	Executive Offices	Corporate Offices

West Virginia
Morgantown	Plant, Research Center	Industrial Performance Products

Location	Facility	Reporting Segment

INTERNATIONAL
Australia
Sydney	Office	Corporate Office

Brazil
Rio Claro	Plant	Industrial Engineered Products, Industrial Performance Products,
Chemtura AgroSolutions™
Sao Paulo*	Office	Industrial Engineered Products, Industrial Performance Products,
Chemtura AgroSolutions™

Canada
Elmira	Plant	Industrial Performance Products, Chemtura AgroSolutions™,
Industrial Engineered Products
Guelph	Research Center	Chemtura AgroSolutions™
West Hill	Plant	Consumer Products, Industrial Performance Products

France
Catenoy	Plant	Industrial Performance Products
Dardilly*	Office	Consumer Products

Germany
Bergkamen*	Plant, Research Center	Industrial Engineered Products
Waldkraiburg	Plant	Industrial Performance Products
Planegg*	Office	Consumer Products

Israel
Beer Sheva1	Plant	Industrial Engineered Products

Italy
Latina	Plant	Industrial Performance Products, Chemtura AgroSolutions™
Milan2	Office	Industrial Performance Products
Pedrengo	Plant	Industrial Performance Products

Mexico
Altamira	Plant	Industrial Engineered Products, Industrial Performance Products
Cuautitlan	Plant	Industrial Engineered Products, Industrial Performance Products
Reynosa	Plant	Industrial Engineered Products

The Netherlands
Amsterdam	Plant	Chemtura AgroSolutions™

Location	Facility	Reporting Segment

Republic of China
Nanjing	Plant, Research Center	Industrial Performance Products
Shanghai*	Office	Corporate

Saudi Arabia
Madinat Al-Jubail3	Plant	Industrial Performance Products

South Africa
Atlantis	Plant	Consumer Products
Boksburg	Office	Chemtura AgroSolutions™
Kylami	Office	Industrial Performance Products

South Korea
Pyongtaek4	Plant	Industrial Performance Products

Switzerland
Frauenfeld*	Office	Industrial Engineered Products, Corporate, Chemtura AgroSolutions™

Taiwan
Kaohsiung	Plant	Industrial Engineered Products, Industrial Performance Products

United Kingdom
Accrington	Plant	Industrial Performance Products
Cheltenham	Office/Tech Center	Consumer Products
Droitwich	Plant	Industrial Performance Products
Evesham	Research Center	Chemtura AgroSolutions™
Langley*	Office	Chemtura AgroSolutions™, Corporate
Trafford Park	Plant, Office	Industrial Engineered Products, Industrial Performance Products, Corporate
_______________________
*   Leased property.
1   Facility owned by Tetrabrom Technologies Ltd. which is 50% owned by us.
2   Facility leased by Anderol Italia S.r.l, which is 51% owned by us.
3   Facility owned by Gulf Stabilizers Industries, Ltd. which is 49% owned by us.
4   Facility owned by Asia Stabilizers Co. Ltd. which is 65% owned by us.

Item 3.  Legal Proceedings

For a description of our legal proceedings, see Note 19 – Legal Proceedings and Contingencies in our Notes to Consolidated Financial Statements.

Item 4.  Reserved

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On November 10, 2010, pursuant to our Plan, our previously outstanding common stock (including treasury stock) was cancelled and we authorized and began issuance of 100 million shares of our New Common Stock.  As of December 31, 2010, 95.6 million shares were issued and outstanding and 4.5 million shares have been reserved for future issuances under the terms of the Plan.  The New Common Stock was approved for listing on the NYSE on November 8, 2010 and started “regular way” trading on the exchange under the ticker symbol “CHMT” on November 11, 2010.

Our previously outstanding common stock was traded on the NYSE under the symbol “CEM” until trading was halted after our Chapter 11 bankruptcy filing on March 18, 2009.  Effective March 18, 2009, the NYSE suspended trading of our common stock and delisted the stock on April 16, 2009.  From April 16, 2009 through November 10, 2010, this previously outstanding common stock was traded over the counter as quoted on the Pink Sheet Electronic Quotation Service (“Pink Sheets”) under the symbol “CEMJQ”.

We have no current plans to pay any cash dividends on our common stock and instead may retain earnings, if any, for future operation and expansion and debt repayment.  Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our ABL Facility and our Term Loan each contain a covenant restricting the payment of dividends by us and each of our subsidiaries that are party to such facilities, which is subject to a number of specific exceptions.

The following table summarizes the range of market prices for our previously outstanding common stock and New Common Stock as reported by the Pink Sheets or the NYSE, as applicable, and the amount of dividends per share by quarter during the past two years:

	2010
	First	Second	Third	Fourth
Dividends per common share (a)	$-	$-	$-	$-
Market price per common share:
High	$1.71	$1.78	$0.68	$16.10
Low	$1.00	$0.55	$0.29	$0.28
	2009
	First	Second	Third	Fourth
Dividends per common share (a)	$-	$-	$-	$-
Market price per common share:
High	$1.55	$0.48	$1.14	$1.48
Low	$0.03	$0.04	$0.02	$0.47

(a)	On October 30, 2008, we suspended the payment of dividends.

The number of holders of record of our common stock on January 31, 2011 was approximately 3,900.  See Item 1A. – Risk Factors for a discussion of risks related to our common stock.

PERFORMANCE GRAPH

The following graph compares the cumulative total return on our common stock for the period November 11, 2010 through December 31, 2010 with the returns of the Standard & Poor’s 500 Stock Index and the S&P 500 Specialty Chemicals Index, assuming an investment of $100 on November 11, 2010 and the reinvestment of all dividends.  Since our old common stock was cancelled when we emerged from Chapter 11 and our new common stock began “regular way” trading on the NYSE on November 11, 2010, stock performance prior to November 11, 2010 does not provide meaningful comparison and has not been provided.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG CHEMTURA CORPORATION,
S&P 500 AND S&P 500 SPECIALTY CHEMICALS

Item 6.  Selected Financial Data

The following reflects our selected financial data for each of our last five fiscal years.  The information below should be read in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data of this Annual Report.  The financial information presented may not be indicative of future performance.

(In millions of dollars, except per share data)	2010	2009	2008	2007	2006
Summary of Operations
Net sales	$2,760	$2,300	$3,154	$3,370	$3,182
Gross profit	657	579	717	819	787
Selling, general and administrative	315	289	323	362	355
Depreciation and amortization	175	162	221	254	191
Research and development	42	35	46	57	57
Facility closures, severance and related costs	1	3	23	34	5
Antitrust costs	-	10	12	35	90
Merger costs (a)	-	-	-	-	17
(Gain) loss on sale of business (b)	(2)	-	25	15	11
Impairment charges (c)	57	39	986	19	80
Changes in estimates related to expected allowable claims (d)	35	73	-	-	-
Equity income	(4)	-	(4)	(3)	(4)
Operating profit (loss)	38	(32)	(915)	46	(15)
Interest expense (e)	(191)	(70)	(78)	(87)	(102)
Loss on early extinguishment of debt	(88)	-	-	-	(44)
Other (expense) income, net	(6)	(17)	9	(5)	(5)
Reorganization items, net (f)	(303)	(97)	-	-	-

Loss from continuing operations before
income taxes	(550)	(216)	(984)	(46)	(166)
Income tax (provision) benefit	(22)	(10)	29	-	(119)
Loss from continuing operations	(572)	(226)	(955)	(46)	(285)
(Loss) earnings from discontinued operations, net of tax	(1)	(63)	(16)	27	33
(Loss) gain on sale of discontinued operations, net of tax	(12)	(3)	-	24	47
Net (loss) earnings	(585)	(292)	(971)	5	(205)
Less: net earnings attributable to non-controlling interests	(1)	(1)	(2)	(8)	(1)
Net loss attributable to Chemtura Corporation	$(586)	$(293)	$(973)	$(3)	$(206)

Amounts attribuable to Chemtura Corporation common stockholders:
Loss from continuing operations, net of tax	$(573)	$(227)	$(957)	$(54)	$(286)
(Loss) earnings from discontinued operations, net of tax	(1)	(63)	(16)	27	33
(Loss) gain on sale of discontinued operations, net of tax	(12)	(3)	-	24	47
Net loss attributable to Chemtura Corporation	$(586)	$(293)	$(973)	$(3)	$(206)

(In millions, except per share data)	2010	2009	2008	2007	2006
Per Share Statistics

Loss from continuing operations, net of tax	$(2.58)	$(0.93)	$(3.94)	$(0.22)	$(1.19)
(Loss) earnings from discontinued operations, net of tax	-	(0.26)	(0.07)	0.11	0.14
(Loss) gain on sale of discontinued operations, net of tax	(0.05)	(0.01)	-	0.10	0.20
Net loss attributable to Chemtura Corporation	$(2.63)	$(1.20)	$(4.01)	$(0.01)	$(0.85)
Dividends	$-	$-	$0.15	$0.20	$0.20
Book value	$10.16	$0.71	$2.01	$7.84	$7.14
Common stock trading range: High (g)	$16.10	$1.55	$8.81	$12.33	$13.53
Low (g)	$0.28	$0.02	$1.02	$6.95	$7.75
Average shares outstanding - Basic and Diluted (g)	223.0	242.9	242.3	241.6	240.5

Financial Position
Working capital (deficiency) (h)	$932	$881	$(558)	$700	$497
Current ratio (h)	2.9	2.5	0.7	2.0	1.6
Total assets	$2,913	$3,118	$3,057	$4,416	$4,399
Total debt, including short-term borrowings (h)	$751	$255	$1,204	$1,063	$1,111
Stockholders' equity	$971	$172	$488	$1,899	$1,719
Total capital employed (h)	$1,722	$427	$1,692	$2,962	$2,830
Debt to total capital % (h)	43.6	59.7	71.2	35.9	39.3

(In millions of dollars, except for number of employees)
Other Statistics
Net cash provided by (used in) operations (i)	$(204)	$49	$(11)	$149	$251
Capital spending from continuing operations	$124	$53	$116	$107	$114
Depreciation from continuing operations	$138	$124	$177	$216	$152
Amortization from continuing operations	$37	$38	$44	$38	$39
Approximate number of employees at end of year	4,200	4,400	4,700	5,100	6,200

(a)	Merger costs are non-capitalized costs associated with our merger with Great Lakes.
(b)
(Gain) loss on sale of business primarily included a $2 million gain relating to the sale of the natural sodium sulfonates and oxidized petrolatum product lines in 2010, a $26 million loss relating to the sale of the oleochemicals business in 2008, a $15 million loss on the sale of assets relating to the sale of the Celogen® product line in 2007 and a $12 million loss on the sale of the IWA business in 2006.

(c)
The 2010 charge included the impairment of goodwill of $57 million within the Chemtura AgroSolutions™ segment.  The 2009 charge included the impairment of goodwill of $37 million and the impairment of intangible assets of $2 million within the Consumer Products segment. The 2008 charge primarily included a $985 million impairment of goodwill associated with the Consumer Products, Industrial Performance Products and Industrial Engineered Products segments.  The 2007 charge primarily included a $9 million reduction in the value of assets relating to the closure and sale of the Ravenna, Italy facility and a $4 million write-off of construction in progress associated with certain facilities affected by the 2007 restructuring programs.  The 2006 charge primarily included a $52 million impairment of the fluorine business as a result of our annual impairment review and a $22 million impairment of non-current assets of the fluorine business due to a loss of a significant customer.

(d)
Changes in estimates related to expected allowable claims of $35 million and $73 million for 2010 and 2009, respectively, relate to adjustments to liabilities subject to compromise (primarily legal and environmental reserves) as a result of our Chapter 11 proofs of claim evaluation process.

(e)
Interest expense in 2010 includes $137 million of contractual interest expense recorded, relating to interest obligations on unsecured claims for the period from March 18, 2009 through the Effective Date that were paid based on the Plan (included in this amount is contractual interest expense of $63 million for 2009).

(f)
Reorganization items, net of $303 million and $97 million for 2010 and 2009, respectively, represent professional fees; the write-off of debt discounts, premiums and debt issuance costs; the write-off of deferred financing expenses related to the termination of the U.S. accounts receivable facility; impacts from rejections or terminations of executory contracts and real property leases; impacts from the settlement of claims; and charges for reorganization initiatives.

(g)
Upon the effectiveness of our Plan all previously outstanding shares of common stock were cancelled and pursuant to the Plan approximately 96 million shares of New Common Stock were issued.  The weighted average shares for 2010 was based upon 243 million of old shares outstanding for approximately 10 months and approximately 100 million of new shares outstanding for approximately 2 months.  As a result, the average shares outstanding and price of our New Common Stock may not be comparable to prior periods.

(h)	The 2009 amounts exclude liabilities subject to compromise which are included separately on the balance sheet.
(i)
The 2010 net cash used in operations included $195 million related to cash settlements of claims in connection with the Chapter 11 cases and $50 million of pension contributions in accordance with the Plan.

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

EMERGENCE FROM CHAPTER 11 AND IMPLEMENTATION OF PLAN OF REORGANIZATION

The recent crisis in the credit markets compounded the liquidity challenges we faced in the fourth quarter of 2008 and the beginning of 2009.  Under normal market conditions, we believed we would have been able to refinance our $370 million notes maturing on July 15, 2009 (the “2009 Notes”) in the debt capital markets.  However, with the deterioration of the credit market in the late summer of 2008 combined with our then deteriorating financial performance, we did not believe we would be able to refinance the 2009 Notes on commercially reasonable terms, if at all.  Having carefully explored and exhausted all possibilities to gain near-term access to liquidity, we determined that debtor-in-possession (“DIP”) financing presented the best available alternative for us to meet our immediate and ongoing liquidity needs and preserve the value of our business.  As a result, having obtained the commitment of $400 million senior secured super priority DIP credit facility agreement (the “DIP Credit Facility”), Chemtura and 26 of our U.S. affiliates (collectively the “U.S. Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) on March 18, 2009 (the “Petition Date”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).

On August 8, 2010, our Canadian subsidiary, Chemtura Canada Co/Cie (“Chemtura Canada”), filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code and on August 11, 2010 Chemtura Canada commenced ancillary recognition proceedings under Part IV of the Companies’ Creditors Arrangement Act (the “CCAA”) in the Ontario Superior Court of Justice, located in Ontario, Canada (the “Canadian Court” and such proceedings, the “Canadian Case”).  The U.S. Debtors along with Chemtura Canada (collectively the “Debtors”) requested the Bankruptcy Court to enter an order jointly administering Chemtura Canada’s Chapter 11 case with the previously filed Chapter 11 cases under lead case number 09-11233 (REG) and appoint Chemtura Canada as the “foreign representative” for the purposes of the Canadian Case.  Such orders were granted on August 9, 2010.  On August 11, 2010 the Canadian Court entered an order recognizing the Chapter 11 cases as a “foreign proceedings” under the CCAA.

On June 17, 2010, the U.S. Debtors filed the initial version of the joint plan of reorganization (as amended, supplemented or modified, the “Plan”) and related disclosure statement (as amended, modified or supplemented, the “Disclosure Statement”) with the Bankruptcy Court and on July 9, 2010, July 20, 2010, August 5, 2010, September 14, 2010 and September 20, 2010, the Debtors filed revised versions of the Plan and Disclosure Statement with the Bankruptcy Court.  The final version of the Plan was filed with the Bankruptcy Court on October 29, 2010.  The Plan organized claims against the Debtors into classes according to their relative priority and certain other criteria.  For each class, the Plan described (a) the type of claim or interest, (b) the recovery available to the holders of claims or interests in that class under the Plan, (c) whether the class was “impaired” under the Plan, meaning that each holder would receive less than the full value on account of its claim or interest or that the rights of holders under law will be altered in some way (such as receiving stock instead of holding a claim) and (d) the form of consideration (e.g., cash, stock or a combination thereof), if any, that such holders were to receive on account of their respective claims or interests.  Distributions to creditors under the Plan generally included one of, or a combination of common shares in the capital of the reorganized Company authorized pursuant to the Plan (“New Common Stock”), cash, reinstatement or such other treatment as agreed between the Debtors and the applicable creditor.  Certain creditors were eligible to elect, when voting on the Plan, to receive their recovery in the form of the maximum available amount of cash or the maximum available amount of New Common Stock.  Holders of previously outstanding Chemtura stock (“Holders of Interests”), based upon their vote as a class to reject the Plan, received their pro rata share of value available for distribution, after all allowed claims have been paid in full and certain disputed claims reserves required by the Plan had been established in accordance with the terms of the Plan.  Holders of Interests may also be entitled to supplemental distributions if amounts reserved on account of disputed claims exceed the value of claims that are ultimately allowed.

On October 21, 2010, the Bankruptcy Court entered a bench decision approving confirmation of the Debtors’ Plan and on November 3, 2010, the Bankruptcy Court entered an order confirming the Plan.  On November 10, 2010 (the “Effective Date”), the Debtors substantially consummated their reorganization through a series of transactions contemplated by the Plan and the Plan became effective.  Pursuant to the Plan, on the Effective Date: (i) our common stock, par value $0.01 per share, outstanding prior to effectiveness of the Plan was cancelled and all of our outstanding publicly registered pre-petition indebtedness was settled, and (ii) shares of the New Common Stock, par value $0.01 per share were issued for distribution in accordance with the Plan.  On November 8, 2010, the New York Stock Exchange (“NYSE”) approved for listing 111 million shares of New Common Stock, as authorized under the plan, comprising (i) approximately 95.5 million shares of New Common Stock to be issued under the Plan; (ii) approximately 4.5 million shares of New Common Stock reserved for future issuances under the Plan as disputed claims are settled; and (iii) 11 million shares of New Common Stock reserved for issuance under our equity plans.  Our New Common Stock started “regular way” trading on the exchange under the ticker symbol “CHMT” on November 11, 2010.

The Plan allowed for payment in full (including interest) on all allowed claims.  Holders of Interests in our common stock received a pro-rata share of New Common Stock in accordance with the Plan as well.

At the Effective Date, we determined that we did not meet the requirements under Accounting Standards Codification (“ASC”) Section 852-10-45, Reorganizations – Other Presentation Matters (“ASC 852-10-45”) to adopt fresh start accounting because the reorganized value of our assets exceeded the carrying value of our liabilities.  Fresh start accounting would have required us to record assets and liabilities at fair value as of the Effective Date.

In connection with our emergence from Chapter 11, the provisions of the Plan were accounted for as of the Effective Date or will be accounted for as further settlements occur.  These adjustments included the release of the exit financing proceeds from escrow, the distribution of approximately $891 million in cash and the issuance of 95.5 million shares of New Common Stock, primarily for the discharge of liabilities subject to compromise, the repayment of the Amended and Restated Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (the “Amended DIP Credit Facility”), pension contributions and various other administrative claims.  As a result, our equity increased by approximately $1.4 billion as of the Effective Date.

For further discussion of the Chapter 11 cases, see Note 2 – Bankruptcy Proceedings and Emergence from Chapter 11 in our Notes to Consolidated Financial Statements.

EXECUTIVE OVERVIEW

In 2010, we emerged from Chapter 11, improved our financial health by reorganizing our capital structure and met or exceeded our financial objectives while continuing to focus on our businesses and customers.

Our emergence from Chapter 11 resulted in a stronger and leaner company enabled by the following:

•
Significantly reduced indebtedness with improved liquidity. As of December 31, 2010, we had $751 million of total consolidated indebtedness, $201 million of cash and cash equivalents and approximately $275 million of lending commitments under our new five-year senior secured revolving credit facility (the “ABL Facility”) with Bank of America, N.A., as administrative agent and the other lenders party thereto which permit us to enter into a foreign asset-based financing arrangement.  The $275 million of lending commitments was un-drawn other than to support the issuance of $12 million in letter of credit obligations.  For comparison, as of December 31, 2009, we had over $1.4 billion of total consolidated indebtedness.

•
Improved cost structure. We have significantly improved our cost structure over the past three years and substantially reduced our cash fixed costs compared to prior years.  From December 31, 2007 through the end of 2010, we reduced our workforce by approximately 900 employees, including the transfer of employees as part of the sale of the PVC additives business and a reduction of over 400 professional and administrative positions.  Since the end of 2007, we have significantly reduced our underperforming assets by closing or selling 6 plants and moving to third-party warehousing in a number of our businesses.  These actions have reduced fixed costs or made them variable.  We will continue to manage our costs and improve the efficiency of our operations in 2011 and beyond.

•	Reduced environmental and other liabilities. We discharged a significant amount of our U.S. environmental and tort liabilities exposures in our Chapter 11 proceedings.

At the same time, we continued to invest in our segments to drive growth and expand operating margins:

•
With our strategy of driving growth through innovation, our segments invested in the development of technology, new products and product certifications and registrations.  Within our Industrial Performance Products segment, we are in the process of obtaining food grade certifications for our Weston® 705 products so that they may be used in food packaging film applications and continued to expand the applications for our new Duracast® castable elastomers.  In our Industrial Engineered Products segment, we launched new flame retardant products under the Emerald® brand, continued to find new customers for our Geobrom™ products (used to remove mercury from emissions of coal-fired power plants) and identified exciting new applications for an organometallic product in the production of LED lighting.  Our Chemtura AgroSolutionsTM segment saw sales of its new Rancona® product grow rapidly in its first full year of commercial sales and an existing product proved effective in combating the grasshopper infestation in certain parts of the United States.  Our Consumer Products segment introduced new innovative packaging forms that aid customer use of its products and improve store management for our retailers;

•
The strategic focus on driving growth in revenues from higher growth regions in the world saw sales in the Asia Pacific region increase from approximately 15% of net sales in 2009 to approximately 19% in 2010 – a 52% increase in net sales in this region;

•
Our Industrial Engineered Products segment is driving significant improvements in operating efficiency and cost control with the benefit of its new sourcing agreement permitting the rationalization of older, lower yielding brine wells and the reconfiguration of its manufacturing assets;

•
Our Consumer Products segment saw a record year for operating earnings with the benefit of exceptionally good weather during the 2010 pool season and the benefit of operating cost reductions during the last two years.  The favorable business conditions in 2010 provide a challenge to repeat the same performance in 2011;

•	We continued to invest in our regional operations, opening a new development center in Nanjing, China and establishing a shared service center in Trafford Park, England;

•
Despite the Chapter 11 proceedings, we were successful in attracting new managers and new employees at all levels of our organization to help spearhead the implementation of our business strategies and strengthen our performance culture; and

•
We continue our systems development initiatives which have brought us benefits such as our enterprise resource planning (“ERP”) initiatives that have enabled the activities related to over 90 percent of net sales now being managed on a single global instance of SAP and offering simplified and standardized business processes.

OUR BUSINESS

We are among the larger publicly traded specialty chemical companies in the United States.  We are dedicated to delivering innovative, application-focused specialty chemical solutions and consumer products.  Our principal executive offices are located in Philadelphia, Pennsylvania and Middlebury, Connecticut.  We operate in a wide variety of end-use industries, including agriculture, automotive, building and construction, electronics, lubricants, packaging, plastics for durable and non-durable goods, pool and spa chemicals and transportation. The majority of our chemical products are sold to industrial manufacturing customers for use as additives, ingredients or intermediates that add value to their end products.  Our agrochemical and consumer products are sold to dealers, distributors and major retailers.  We are a leader in many of our key product lines and transact business in more than 100 countries.

The primary economic factors that influence the operations and sales of our Industrial Engineered Products and Industrial Performance Products segments are industrial production, residential and commercial construction, electronic component production and polymer production.  In addition, our Chemtura AgroSolutionsTM segment is influenced by worldwide weather, disease and pest infestation conditions.  Our Consumer Products segment is also influenced by general economic conditions impacting consumer spending and weather conditions.  For additional factors that impact our performance, see Item 1A. - Risk Factors.

Other factors affecting our financial performance include industry capacity, customer demand, raw material and energy costs, and selling prices.  Selling prices are influenced by the global demand and supply for the products we produce.  We pursue selling prices that reflect the value our products deliver to our customers, while seeking to pass on higher costs for raw material and energy to preserve our profit margins.

LIQUIDITY AND CAPITAL RESOURCES

Exit Financing Facilities

In order to fund our Plan, emerge from Chapter 11 and provide for future capital needs, we obtained approximately $1 billion in financing in 2010.  On August 27, 2010, we completed a private placement offering under Rule 144A of $455 million aggregate principal amount of 7.875% senior notes due 2018 (the “Senior Notes”) at an issue price of 99.269% in reliance on an exemption pursuant to Section 4(2) of the Securities Act of 1933.  We also entered into a senior secured term facility credit agreement due 2016 (the “Term Loan”) with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1%.  The Term Loan permits us to increase the size of the facility by up to $125 million.  On the Effective Date, we entered into a five-year ABL Facility for an amount up to $275 million, subject to availability under a borrowing base (with a $125 million letter of credit sub-facility).  The ABL Facility permits us to increase the size of the facility by up to $125 million subject to obtaining lender commitments to provide such increase.

Senior Notes

At any time prior to September 1, 2014, we may redeem some or all of the Senior Notes at a redemption price equal to 100% of the principal amount thereof plus a make-whole premium (as defined in the indenture) and accrued and unpaid interest up to, but excluding, the redemption date.  We may also redeem some or all of the Senior Notes at any time on or after September 1, 2014, with the redemption prices being, prior to September 1, 2015, 103.938% of the principal amount, on or after September 1, 2015 and prior to September 1, 2016, 101.969% of the principal amount and thereafter 100% plus any accrued and unpaid interest to the redemption date.  In addition, prior to September 1, 2013, we may redeem up to 35% of the Senior Notes from the proceeds of certain equity offerings.  If we experience specific kinds of changes in control, we must offer to repurchase all of the Senior Notes.  The redemption price (subject to limitations as described in the indenture) is equal to accrued and unpaid interest on the date of redemption plus the redemption price as set forth above.

Our Senior Notes contain covenants that limit our ability to enter into certain transactions, such as incurring additional indebtedness, creating liens, paying dividends, and entering into acquisitions, dispositions and joint ventures.  As of December 31, 2010, we were in compliance with the covenant requirements of the Senior Notes.

Our Senior Notes are subject to certain events of default, including, among others, breach of other agreements in the Indenture; any guarantee of a significant subsidiary ceasing to be in full force and effect; a default by us or our restricted subsidiaries under any bonds, debentures, notes or other evidences of indebtedness of a certain amount, resulting in its acceleration; the rendering of judgments to pay certain amounts of money against us or our significant subsidiaries which remains outstanding for 60 days; and certain events of bankruptcy or insolvency.

In connection with the Senior Notes, we also entered into a Registration Rights Agreement whereby we agreed to use commercially reasonable efforts (i) to file, as soon as reasonably practicable after the filing of our Form 10-K for the year ended December 31, 2010, an exchange offer registration statement with the SEC; (ii) to cause such exchange offer registration statement to become effective, (iii) to consummate a registered offer to exchange the Senior Notes for new exchange notes having terms substantially identical in all material respects to the Senior Notes (except that the new exchange notes will not contain terms with respect to additional interest or transfer restrictions) pursuant to such exchange offer registration statement on or prior to the date that is 365 days after the Escrow Release date and (iv) under certain circumstances, to file a shelf registration statement with respect to resales of the Senior Notes.  If we do not consummate the exchange offer (or the shelf registration statement ceases to be effective or usable, if applicable) as provided in the Registration Rights Agreement, we will be required to pay additional interest with respect to the Senior Notes, in an amount beginning at 0.25% per annum and increasing at 90-day intervals up to a maximum amount of 1.00%, until all registration defaults have been cured.  We intend to consummate this exchange offer as provided in the Registration Rights Agreement.

Term Loan

Borrowings under the Term Loan (due in 2016) bear interest at a rate per annum equal to, at our election, (i) 3.0% plus the Base Rate (defined as the higher of (a) the Federal Funds rate plus 0.5%; (b) Bank of America’s published prime rate; and (c) the Eurodollar Rate plus 1%) or (ii) 4.0% plus the Eurodollar Rate (defined as the higher of (a) 1.5% and (b) the current LIBOR adjusted for reserve requirements).

The Term Loan is secured by a first priority lien on substantially all of our U.S. tangible and intangible assets (excluding accounts receivable, inventory, deposit accounts and certain other related assets), including, without limitation, real property, equipment and intellectual property, together with a pledge of the equity interests of our first tier subsidiaries and the guarantors of the Term Loan, and a second priority lien on substantially all of our U.S. accounts receivable and inventory.

We may, at our option, prepay the outstanding aggregate principal amount on the Term Loan advances in whole or ratably in part along with accrued and unpaid interest on the date of the prepayment.  If the prepayment is made prior to the first anniversary of the closing date of the Term Loan agreement, we will pay an additional premium of 1% of the aggregate principal amount of prepaid advances.

Our obligations as borrower under the Term Loan are guaranteed by certain of our U.S. subsidiaries.

The Term Loan contains covenants that limit our ability to enter into certain transactions, such as creating liens, incurring additional indebtedness or repaying certain indebtedness, making investments, paying dividends, and entering into acquisitions, dispositions and joint ventures.

Additionally, the Term Loan requires that we meet certain quarterly financial maintenance covenants including a maximum Secured Leverage Ratio (as defined in the agreement) of 2.5:1.0 and a minimum Consolidated Interest Coverage Ratio (as defined in the agreement) of 3.0:1.0.  As of December 31, 2010, we were in compliance with the covenant requirements of the Term Loan.

The Term Loan is subject to certain events of default applicable to Chemtura, the guarantors and their respective subsidiaries, including, nonpayment of principal, interest, fees or other amounts, violation of covenants, material inaccuracy of representations and warranties (including the existence of a material adverse event as defined in the agreement), cross-default to material indebtedness, certain events of bankruptcy and insolvency, material judgments, certain ERISA events, a change in control, and actual or asserted invalidity of liens or guarantees or any collateral document, in certain cases subject to the threshold amounts and grace periods set forth in the Term Loan agreement.

On September 27, 2010, we entered into Amendment No. 1 to the Term Loan which deleted the requirement that intercompany loans be subordinated, as the requirement was inconsistent with the provisions for prepayment of other debt which expressly permitted prepayments of intra-group debt.  The amendment also clarified, among other things, language permitting payments and dispositions made pursuant to the Plan.

ABL Facility

The revolving loans under the ABL Facility (available through 2015) bear interest at a rate per annum which, at our option, can be either: (a) a base rate (the highest of (i) Bank of America, N.A.’s “prime rate,” (ii) the Federal Funds Effective Rate plus 0.5% and (iii) the one-month LIBOR plus 1.00%) plus a margin of between 2.25% and 1.75% based on the average excess availability under the ABL Facility for the preceding quarter; or (b) the current reserve adjusted LIBOR plus a margin of between 3.25% and 2.75% based on the average excess availability under the ABL Facility for the preceding quarter.

Our obligations (and the obligations of the other borrowing subsidiaries) under the ABL Facility are guaranteed on a secured basis by all the guarantors (as defined in the agreement) that are not borrowers, and by certain of our future direct and indirect domestic subsidiaries.  The obligations and guarantees under the ABL Facility are secured by (i) a first-priority security interest in the borrowers’ and the guarantors’ existing and future inventory and accounts receivable, together with general intangibles relating to inventory and accounts receivable, contract rights under agreements relating to inventory and accounts receivable, documents relating to inventory, supporting obligations and letter-of-credit rights relating to inventory and accounts receivable, instruments evidencing payment for inventory and accounts receivable; money, cash, cash equivalents, securities and other property held by the administrative agent or any lender under the ABL Facility; deposit accounts, credits and balances with any financial institution with which any borrower or any guarantor maintains deposits and which contain proceeds of, or collections on, inventory and accounts receivable; books, records and other property related to or referring to any of the foregoing and proceeds of any of the foregoing (the “Senior Asset Based Priority Collateral”); and (ii) a second-priority security interest in substantially all of the borrowers’ and the guarantors’ other assets, including (x) 100% of the capital stock of borrowers’ and the guarantors’ direct domestic subsidiaries held by the borrowers and the guarantors and 100% of the non-voting capital stock of the borrowers’ and the guarantors’ direct foreign subsidiaries held by the borrowers and the guarantors, and (y) 65% of the voting capital stock of the borrowers’ and the guarantors’ direct foreign subsidiaries (to the extent held by the borrowers and the guarantors), in each case subject to certain exceptions set forth in the ABL Facility agreement and the related loan documentation.

Mandatory prepayments of the loans under the ABL Facility (and cash collateralization of outstanding letters of credit) are required (i) to the extent the usage of the ABL Facility exceeds the lesser of (x) the borrowing base and (y) the then effective commitments and (ii) subject to exceptions, thresholds and reinvestment rights, with the proceeds of certain sales or casualty events of assets on which the ABL Facility has a first priority security interest.

If, at the end of any business day, the amount of unrestricted cash and cash equivalents held by the borrowers and guarantors (excluding amounts in certain exempt accounts) exceeds $20 million in the aggregate, mandatory prepayments of the loans under the ABL Facility (and cash collateralization of outstanding letters of credit) are required on the following business day in an amount necessary to eliminate such excess (net of our known cash uses on the date of such prepayment and for the 2 business days thereafter).

The ABL Facility agreement contains certain affirmative and negative covenants (applicable to us, the other borrowing subsidiaries, the guarantors and their respective subsidiaries), including, without limitation, covenants requiring financial reporting and notices of certain events, and covenants imposing limitations on incurrence of indebtedness and guarantees; liens; loans and investments; asset dispositions; dividends, redemptions, and repurchases of stock and prepayments, redemptions and repurchases of certain indebtedness; mergers, consolidations, acquisitions, joint ventures or creation of subsidiaries; material changes in business; transactions with affiliates; restrictions on distributions from subsidiaries and granting of negative pledges; changes in accounting and reporting; sale leasebacks; and speculative transactions, and a springing financial covenant requiring a minimum trailing 12-month fixed charge coverage ratio of 1.1 to 1.0 at all times during any period from the date when the amount available for borrowings under the ABL Facility falls below the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments to the date such available amount has been equal to or greater than the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments for 45 consecutive days.  As of December 31, 2010, we were in compliance with the covenant requirements of the ABL Facility.

The ABL Facility agreement contains certain events of default (applicable to us, the other borrowing subsidiaries, the guarantors and their respective subsidiaries), including nonpayment of principal, interest, fees or other amounts, violation of covenants, material inaccuracy of representations and warranties (including the existence of a material adverse event as defined in the agreement), cross-default to material indebtedness, certain events of bankruptcy and insolvency, material judgments, certain ERISA events, a change in control, and actual or asserted invalidity of liens or guarantees or any collateral document, in certain cases subject to the threshold amounts and grace periods set forth in the ABL Facility agreement.

At December 31, 2010, we had no borrowings under the ABL Facility, but we had $12 million of outstanding letters of credit (primarily related to liabilities for insurance obligations and vendor deposits) which utilizes available capacity under the facility.  At December 31, 2010 we had approximately $185 million of undrawn availability under the ABL Facility.

Debtor-in-Possession Credit Facility

On March 18, 2009, in connection with our Chapter 11 filing, we entered into a $400 million senior secured debtor-in-possession credit facility agreement (the “DIP Credit Facility”) arranged by Citigroup Global Markets Inc. with Citibank, N.A. as Administrative Agent, subject to approval by the Bankruptcy Court.  On March 20, 2009, the Bankruptcy Court entered an interim order approving the Debtors access to $190 million of the DIP Credit Facility in the form of a $165 million term loan and a $25 million revolving credit facility.  The DIP Credit Facility closed on March 23, 2009 with the drawing of the $165 million term loan.  The initial proceeds were used to fund the termination of the U.S. accounts receivable facility, pay fees and expenses associated with the transaction and fund business operations.

The DIP Credit Facility was comprised of the following: (i) a $250 million non-amortizing term loan; (ii) a $64 million revolving credit facility; and (iii) an $86 million revolving credit facility representing the “roll-up” of certain outstanding secured amounts owed to lenders under the prior Amended and Restated Credit Agreement, dated as of July 31, 2007 (the “2007 Credit Facility”) who have commitments under the DIP Credit Facility.  In addition, a sub-facility for letters of credit in an aggregate amount of $50 million was available under the unused commitments of the revolving credit facilities.  At December 31, 2009, we had $52 million of outstanding letters of credit primarily related to liabilities for environmental remediation, vendor deposits, insurance obligations and European value added tax obligations.  The outstanding letters of credit included $33 million issued under the 2007 Credit Facility that were pre-petition liabilities and $19 million issued under the DIP Credit Facility.

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

On February 9, 2010, the Bankruptcy Court gave interim approval of the Amended and Restated Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (the “Amended DIP Credit Facility”) by and among the Debtors, Citibank N.A. and the other lenders party thereto (collectively the “Loan Syndicate”).  The Amended DIP Credit Facility replaced the DIP Credit Facility.  The Amended DIP Credit Facility provided for a first priority and priming secured revolving and term loan credit commitment of up to an aggregate of $450 million comprising a $300 million term loan and a $150 million revolving credit facility.  The Amended DIP Credit Facility was scheduled to mature on the earliest of 364 days after the closing, the effective date of a plan of reorganization or the date of termination in whole of the Commitments (as defined in the credit agreement governing the Amended DIP Credit Facility).  The proceeds of the term loan under the Amended DIP Credit Facility were used to, among other things, refinance the obligations outstanding under the previous DIP Credit Facility and provide working capital for general corporate purposes.  The Amended DIP Credit Facility provided a reduction in our financing costs through reductions in interest spread and avoidance of the extension fees payable under the DIP Credit Facility in February and May 2010.  The Amended DIP Credit Facility closed on February 12, 2010 with the drawing of the $300 million term loan.  On February 9, 2010, the Bankruptcy Court entered an order approving full access to the Amended DIP Credit Facility, which order became final by its terms on February 18, 2010.

The Amended DIP Credit Facility resulted in a substantial modification for certain lenders within the Loan Syndicate given the reduction in their commitments as compared to the DIP Credit Facility.  Accordingly, we recognized a $13 million charge for the year ended December 31, 2010 for the early extinguishment of debt resulting from the write-off of deferred financing costs and the incurrence of fees payable to lenders under the DIP Credit Facility.  We also incurred $5 million of debt issuance costs related to the Amended DIP Credit Facility for the year ended December 31, 2010.

Borrowings under the DIP Credit Facility term loans and the $64 million revolving credit facility bore interest at a rate per annum equal to, at our election, (i) 6.5% plus the Base Rate (defined as the higher of (a) 4%; (b) Citibank N.A.’s published rate; or (c) the Federal Funds rate plus 0.5%) or (ii) 7.5% plus the Eurodollar Rate (defined as the higher of (a) 3% or (b) the current LIBOR rate adjusted for reserve requirements).  Borrowings under the DIP Credit Facility $86 million revolving credit facility representing the “roll-up” of certain outstanding secured amounts owed to lenders under the prior 2007 Credit Facility bore interest at a rate per annum equal to, at our election, (i) 2.5% plus the Base Rate or (ii) 3.5% plus the Eurodollar Rate.  Additionally, we were obligated to pay an unused commitment fee of 1.5% per annum on the average daily unused portion of the revolving credit facilities and a letter of credit fee on the average daily balance of the maximum daily amount available to be drawn under Letters of Credit equal to the applicable margin above the Eurodollar Rate applicable for borrowings under the applicable revolving credit facility.  Certain fees were payable to the lenders upon the reduction or termination of the commitment and upon the substantial consummation of a plan of reorganization as described more fully in the DIP Credit Facility including an exit fee payable to the Lenders of 2% of “roll-up” commitments and 3% of all other commitments.  These fees, which amounted to $11 million, were paid upon the funding of the term loan under the Amended DIP Credit Facility.

Borrowings under the Amended DIP Credit Facility term loan bore interest at a rate per annum equal to, at our election, (i) 3.0% plus the Base Rate (defined as the higher of (a) 3%; (b) Citibank N.A.’s published rate; and (c) the Federal Funds rate plus 0.5%) or (ii) 4.0% plus the Eurodollar Rate (defined as the higher of (a) 2% and (b) the current LIBOR rate adjusted for reserve requirements).  Borrowings under the Amended DIP Credit Facility’s $150 million revolving credit facility bore interest at a rate per annum equal to, at our election, (i) 3.25% plus the Base Rate or (ii) 4.25% plus the Eurodollar Rate.  Additionally, we paid an unused commitment fee of 1.0% per annum on the average daily unused portion of the revolving credit facilities and a letter of credit fee on the average daily balance of the maximum daily amount available to be drawn under letters of credit equal to the applicable margin above the Eurodollar Rate applicable for borrowings under the revolving credit facility.

The Amended DIP Credit Facility was paid in full and terminated on the Effective Date.

Cash Flows from Operating Activities

Net cash used in operating activities was $204 million in 2010, net cash provided by operating activities was $49 million in 2009 and net cash used in operating activities was $11 million in 2008.  Changes in key accounts are summarized below:

Favorable (unfavorable)
(In millions)	2010	2009	2008
Accounts receivable	$(77)	$36	$89
Impact of accounts receivable facilities	-	(103)	(136)
Inventories	(36)	85	(12)
Restricted cash	(38)	-	-
Accounts payable	70	16	(25)
Pension and post-retirement health care liabilities	(61)	(26)	(46)
Liabilities subject to compromise	(195)	(31)	-

During 2010, accounts receivable increased by $77 million.  The increase in accounts receivable was driven by increased volume principally within the Industrial Performance Products and Industrial Engineered Products segments as the industries we supply in these segments were most severely affected by the economic slow down in 2009 as demand declined sharply and customers undertook de-stocking in light of the changes in the economy.  With available liquidity in 2010, we were able to resume our historic practice of building inventory ahead of the higher seasonal demand for some of our products and, as such, inventory increased $36 million during 2010.  Accounts payable increased by $70 million in 2010 primarily a result of growth in raw material and capital purchases, improved vendor credit terms and timing of professional fee payments.  Pension and post-retirement health care liabilities decreased by $61 million primarily due to the funding of benefit obligations.  Contributions amounted to $83 million in 2010, which included $69 million for domestic plans (includes a $50 million contribution in accordance with the Plan) and $14 million for international plans.  Liabilities subject to compromise related to operating activities decreased by $195 million in 2010 (excluding pre-petition debt settlements), primarily due to the payment in cash of certain pre-petition liabilities as part of the consummation of the Plan.

Cash flows from operating activities in 2010 were adjusted by the impact of certain non-cash and other charges, which primarily included reorganization items, net of $186 million, depreciation and amortization expense of $175 million, contractual post-petition interest expense of $113 million, a loss on early extinguishment of debt of $88 million (which included the settlement of certain “make-whole” and “no-call” claims), impairment charges of $60 million, change in estimates related to expected allowable claims of $35 million, a deferred tax provision of $34 million, a loss on sale of discontinued operations of $12 million and stock-based compensation expense of $10 million.

During 2009, we generated net cash from operating activities of $49 million.  The cash provided was a combination of our net loss of $293 million, adjusted for non-cash amounts during the period including depreciation and amortization of $173 million, impairment charges of $104 million, changes in estimates related to expected allowable claims of $73 million and reorganization items of $35 million.  In addition, inventory decreased $85 million due to lower raw material and energy costs as well as the execution of inventory reduction initiatives and lower demand, accounts receivable decreased $36 million driven by reduced sales and the benefit of our collection efforts and accounts payable increased $16 million primarily due to the timing of vendor payments.  Offsetting these net inflows of cash was a decrease in proceeds from the sale of accounts receivables under our accounts receivable financing facilities of $103 million (due to the termination of the U.S. accounts receivable facility and restricted availability and access to our European accounts receivable financing facility), liabilities subject to compromise were affected by payments of $31 million against prepetition liabilities and pension and post-retirement healthcare liabilities decreased by $26 million, primarily due to contributions.

During 2008, we reported net cash used in operating activities of $11 million. The cash used was a combination of our net loss of $973 million, adjusted for non-cash amounts during the period including an impairment charge of $986 million and depreciation and amortization of $237 million. In addition, proceeds from the sale of accounts receivables under our accounts receivable financing facilities decreased $136 million due to reduced sales and changes in terms of the facilities, pension and post-retirement healthcare liabilities decreased by $46 million, primarily due to contributions, accounts payable decreased $25 million primarily due to timing of vendor payments and inventory increased $12 million primarily due to the impact of higher raw material and packaging costs. Offsetting these net outflows of cash was a decrease in accounts receivable of $89 million driven by reduced sales and the benefit of our collection efforts.

Cash Flows from Investing and Financing Activities

Investing Activities

Net cash used in investing activities was $81 million for 2010.  Investing activities were primarily related to capital expenditures of $124 million for U.S. and foreign facilities, including environmental and other compliance requirements, partially offset by proceeds of $43 million from the sale of the PVC additives business and the sale of the natural sodium sulfonates and oxidized petrolatum product lines.

Net cash used in investing activities was $58 million for 2009, which reflected net proceeds from prior year divestments of the oleochemicals and fluorine chemicals businesses of $3 million offset by $5 million of net cash paid as deferred consideration for a prior year acquisition.  Additionally, capital expenditures for 2009 amounted to $56 million primarily related to U.S. and foreign facilities, the ERP initiatives, and environmental and other compliance requirements.

Net cash used in investing activities was $98 million for 2008, which reflects $64 million net proceeds from divestures of the oleochemicals and fluorine chemicals businesses offset by net cash paid for the Baxenden, GLCC Laurel and other miscellaneous acquisitions of $41 million.  Additionally, capital expenditures for 2008 amounted to $121 million related to the upgrades and expansion of domestic and foreign facilities, our project to move the ERP systems to a single instance of SAP 6.0, and environmental and other compliance requirements.

Financing Activities

Net cash provided by financing activities was $251 million for 2010, which included proceeds from the Senior Notes of $452 million and proceeds from the Term Loan of $292 million as part of the Chapter 11 exit financing.  These items were offset by the net repayments on the Amended DIP Credit Facility and DIP Credit facility of $251 million during 2010 which were paid in full; the cash repayment of pre-petition debt of $192 million; debt issuance and refinancing costs of $40 million; and cash payments for the settlement of certain “make-whole” and “no-call” claims of $10 million.

Net cash provided by financing activities was $173 million for 2009, which included proceeds from the DIP Credit Facility of $250 million, partially offset by payments of debt issuance costs on the DIP Credit Facility of $30 million, net repayments on the 2007 Credit Facility of $28 million, and net payments on other borrowings of $19 million.

Net cash provided by financing activities was $114 million for 2008, which included net proceeds from borrowings of $180 million under the 2007 Credit Facility and other financing activities of $1 million, partially offset by dividend payments of $36 million and payments on long-term borrowings of $31 million.  On October 30, 2008, we announced that we would suspend the payment of dividends to conserve cash and expand liquidity in a period of economic uncertainty.

Non-Cash Investing and Financing Activities

In addition to settling approximately $373 million of liabilities subject to compromise in cash upon our bankruptcy emergence, we issued approximately $1.4 billion of New Common Stock for the settlement of liabilities subject to compromise in accordance with the Plan.

Contractual Obligations and Other Cash Requirements
We have obligations to make future cash payments under contracts and commitments, including long-term debt agreements, lease obligations, environmental liabilities, post-retirement health care liabilities, facility closures, severance and related costs, and other long-term liabilities.

The following table summarizes our significant contractual obligations and other cash commitments as of December 31, 2010.  Payments associated with bankruptcy claims not yet allowed in the Chapter 11 cases as of the Effective Date (referred to as disputed claims) have been excluded from the table below given the inherent uncertainties associated with these claims.

(In millions)		Payments Due by Period
								2016 and
Contractual Obligations*		Total	2011	2012	2013	2014	2015	Thereafter
Total debt (including capital leases)	(a)	$754	$3	$-	$-	$1	$-	$750
Operating leases	(b)	72	13	10	8	7	6	28
Facility closures, severance
and related cost liabilities	(c)	1	1	-	-	-	-	-
Capital expenditures	(d)	24	24	-	-	-	-	-
Interest payments	(e)	387	54	54	54	54	54	117
Unconditional purchase obligations	(f)	7	2	2	1	1	1	-
Subtotal - Contractual Obligations		1,245	97	66	63	63	61	895
Environmental liabilities	(g)	96	18	16	13	13	7	29
Post-retirement health care liabilities	(h)	104	11	10	9	9	8	57
Unrecognized tax benefits	(i)	65	14	1	-	-	50	-
Other long-term liabilities
(excluding pension liabilities)		25	1	3	1	2	4	14
Total cash requirements		$1,535	$141	$96	$86	$87	$130	$995

* Additional information is provided in various footnotes (including Debt, Leases, Legal Proceedings and Contingencies, Pension and Other Post-Retirement Plans, Restructuring and Asset Impairment Activities, and Income Taxes) in our Notes to Consolidated Financial Statements.

(a)
Our debt agreements include various notes and bank loans for which payments will be payable through 2018.  The future minimum lease payments under capital leases at December 31, 2010 were not significant.  Obligations by period reflect stated contractual due dates.

(b)
Represents operating lease obligations primarily related to buildings, land and equipment.  Such obligations are net of future sublease income and will be expensed over the life of the applicable lease contracts.

(c)	Represents estimated payments from accruals related to our cost reduction programs.

(d)	Represents capital commitments for various open projects.

(e)
Represents interest payments and fees related to our Senior Notes, Term Loan, ABL Facility and other debt obligations outstanding at December 31, 2010. Assumed interest rates are based upon rates in effect at December 31, 2010.

(f)	Primarily represents unconditional purchase commitments to purchase raw materials and tolling arrangements with outside vendors.

(g)
We have ongoing environmental liabilities for future remediation and operating and maintenance costs directly related to remediation.  We estimate that the ongoing environmental liability could range up to $114 million.  We have recorded a liability for ongoing environmental remediation of $92 million at December 31, 2010, which excludes $27 million of reserves related to disputed claims not yet allowed in the Chapter 11 cases.

(h)
We have post-retirement health care plans that provide health and life insurance benefits to certain retired and active employees and their beneficiaries.  These plans are generally not pre-funded and expenses are paid by us as incurred, with the exception of certain inactive government related plans that are paid from plan assets.

(i)
We have recorded a liability for unrecognized tax benefits of $65 million at December 31, 2010 which do not reflect competent authority offsets of $24 million, which are reflected as assets in our balance of unrecognized tax benefits.

During 2010, we made payments of $24 million and $2 million for operating leases and unconditional purchase obligations, respectively.

We fund our defined benefit pension plans based on the minimum amounts required by law plus additional voluntary contribution amounts we deem appropriate.  Estimated future funding requirements are highly dependent on factors that are not readily determinable.  These include changes in legislation, returns earned on pension investments, labor negotiations and other factors related to assumptions regarding future liabilities.  We made contributions of $83 million in 2010 to our domestic and international pension and post-retirement benefit plans (including payments made by us directly to plan participants).  See “Critical Accounting Estimates” below for details regarding current pension assumptions.  To the extent that current assumptions are not realized, actual funding requirements may be significantly different from those described below.  Applying the provisions of the Pension Protection Act of 2006, we were not required to contribute to the domestic qualified pension plans in 2010 but made a voluntary contribution of $50 million under the terms of the Plan.  The following table summarizes the estimated future funding requirements for defined benefit pension plans under current assumptions:

	Funding Requirements by Period
(In millions)	2011	2012	2013	2014	2015
Qualified domestic pension plans	$18	$41	$38	$33	$29
International and non-qualified pension plans	15	16	16	17	15
Total pension plans	$33	$57	$54	$50	$44

One of our U.K. subsidiaries is negotiating the terms of additional cash contributions to be made to its defined benefit pension plan.  While the final terms have not yet been agreed, these cash contributions could be up to £60 million (approximately $95 million U.S.) over a four year period starting in 2011.  Approximately £8 million (or $12 million U.S.) of such additional contributions are reflected in the funding table above.

Other Sources and Uses of Cash

We expect to finance our continuing operations and capital spending requirements for 2011 with cash flows provided by operating activities, available cash and cash equivalents, borrowings under our ABL Facility and other sources.  Cash and cash equivalents as of December 31, 2010 were $201 million.

Restructuring

In 2009, we initiated a comprehensive review process to strengthen our core businesses and improve our financial health, a process that continued throughout 2010.  As part of this process, we reviewed each of our businesses, individually and as part of our portfolio.  The review included a determination of whether to continue in, consolidate, reorganize, exit or expand our businesses, operations and product lines.  In each case, we determined whether, on a short-term or long-term basis, the business, operation or product line constituted a strategic fit with our products, contributed to our financial health and will achieve our business objectives.  If it does not, we will implement initiatives which may include, among other things, limiting or exiting the business, operation or product line, consolidating operations or facilities or selling or otherwise disposing of the business or asset.   Our review process also involved expanding businesses and product lines and bringing new products to market with significant growth opportunities.  Our goal was to reshape into a stronger and leaner global enterprise focused on growth.

As a result of our review process, we identified certain assets for potential sale.  In other cases, we determined investing in innovative and regional growth, restructuring or consolidating our operations or changing the way we do business or bring our products to market would further our business goals.

On April 30, 2010, we completed the sale of our PVC additives business to Galata Chemicals LLC for net proceeds of $38 million.  The net assets sold consisted of accounts receivable of $47 million, inventory of $42 million, other current assets of $6 million, other assets of $1 million, pension and other post-retirement health care liabilities of $25 million, accounts payable of $3 million and other accrued liabilities of $1 million.  A pre-tax loss of approximately $13 million was recorded on the sale after the elimination of $16 million of accumulated other comprehensive income (“AOCI”) resulting from the liquidation of a foreign subsidiary as part of the transaction.

The PVC additives business, which was formerly a reporting unit within the Industrial Engineered Products segment, is reported as a discontinued operation in our accompanying Consolidated Financial Statements as we will not have significant continuing cash flows or continuing involvement in the operations of the disposed business.  The results of operations for this business have been removed from the results of continuing operations for all periods presented.  The assets and liabilities of discontinued operations have been reclassified and are segregated in our Consolidated Balance Sheets.  The assets of discontinued operations as of December 31, 2009 included accounts receivable of $29 million, inventory of $51 million, other current assets of $3 million and other assets of $2 million.  The liabilities of discontinued operations as of December 31, 2009 included accounts payable of $2 million, accrued expenses of $6 million, pension and post-retirement health care liabilities of $28 million and other liabilities of $1 million.

On July 30, 2010, we completed the sale of our natural sodium sulfonates and oxidized petrolatum product lines to Sonneborn Holding, LLC for net proceeds of $5 million.  The sale included certain assets, our 50% interest in a European joint venture, the assumption of certain liabilities and the mutual release of obligations between the parties.  The net assets sold consisted of accounts receivable of $3 million, other current assets of $7 million, property, plant and equipment, net of $2 million, environmental liabilities of $3 million and other liabilities of $6 million.  A pre-tax gain of approximately $2 million was recorded on the sale.

As we implement these initiatives, we also focused on growth opportunities such as the following:

•
We plan to expand capacity at Gulf Stabilizer Industries, our joint venture facility in Al Jubail, Saudi Arabia and advance towards a new joint venture in Saudi Arabia involving our German subsidiary, Chemtura Organometallics GmbH to build a world-scale metal alkyls manufacturing facility in Jubail Industrial City, Saudi Arabia;

•
We announced a strategic research and development alliance with Isagro S.p.A. which will give access to two already commercialized products and accelerate the development and commercialization of new active ingredients and molecules related to our Chemtura AgroSolutionsTM segment;

•
We announced the formation of Day Star Materials, LLC, a joint venture with UP Chemical Co. Lta. that will manufacture and sell high purity metal organic precursors for the rapidly growing LED market.  The joint venture will begin supplying high parity metal organic precursors in the second quarter of 2011; and

•	We have also brought to market new and innovative product offerings (See Management’s Discussion and Analysis: Executive Overview).

Reorganization Items

We have incurred substantial expenses resulting from our Chapter 11 cases.  We will continue to incur reorganization related expenses in 2011, but at a much reduced amount.  Reorganization items, net presented in our Consolidated Statements of Operations represent the direct and incremental costs related to our Chapter 11 cases such as professional fees, impacts related to the settlement of claims in the Chapter 11 cases and rejections or terminations of executory contracts and real property leases.  During 2010, we recorded $303 million of reorganization items, net.  For additional information on reorganization items, net, see Note 2 - Bankruptcy Proceedings and Emergence from Chapter 11 in our Notes to Consolidated Financial Statements.

Guarantees

In addition to the letters of credit of $12 million and $52 million outstanding at December 31, 2010 and 2009, respectively, we have guarantees that have been provided to various financial institutions.  At December 31, 2010 and 2009, we had $6 million and $12 million, respectively, of outstanding guarantees primarily related to vendor deposits.  The letters of credit and guarantees were primarily related to liabilities for insurance obligations, vendor deposits and European value added tax (“VAT”) obligations.  We also had $15 million and $17 million of third party guarantees at December 31, 2010 and 2009, respectively, for which we have reserved $2 million at December 31, 2010 and 2009, which represents the probability weighted fair value of these guarantees.

RESULTS OF OPERATIONS
(In millions, except per share data)
	2010	2009	2008
Net Sales
Consumer Products	$458	$457	$516
Industrial Performance Products	1,223	999	1,465
Chemtura AgroSolutions™	351	332	394
Industrial Engineered Products	728	512	779
Net Sales	$2,760	$2,300	$3,154

Operating Profit (Loss)
Consumer Products	$67	$63	$50
Industrial Performance Products	119	91	105
Chemtura AgroSolutions™	21	42	78
Industrial Engineered Products	25	3	43
Segment Operating Profit	232	199	276

General corporate expense including amortization	(102)	(106)	(113)
Change in useful life of property, plant and equipment	(1)	-	(32)
Facility closures, severance and related costs	(1)	(3)	(23)
Antitrust costs	-	(10)	(12)
Gain (loss) on sale of businesses	2	-	(25)
Impairment charges	(57)	(39)	(986)
Changes in estimates related to expected allowable claims	(35)	(73)	-
Total Operating Profit (Loss)	38	(32)	(915)

Interest expense	(191)	(70)	(78)
Loss on early extinguishment of debt	(88)	-	-
Other (expense) income, net	(6)	(17)	9
Reorganization items, net	(303)	(97)	-

Loss from continuing operations before income taxes	(550)	(216)	(984)
Income tax (provision) benefit	(22)	(10)	29

Loss from continuing operations	(572)	(226)	(955)
Loss from discontinued operations, net of tax	(1)	(63)	(16)
Loss on sale of discontinued operations, net of tax	(12)	(3)	-
Net loss	(585)	(292)	(971)
Less: net earnings attributable to non-controlling interests	(1)	(1)	(2)
Net loss attributable to Chemtura Corporation	$(586)	$(293)	$(973)

LOSS PER SHARE - BASIC AND DILUTED - ATTRIBUTABLE TO CHEMTURA CORPORATION:
Loss from continuing operations	$(2.58)	$(0.93)	$(3.94)
Loss from discontinued operations	-	(0.26)	(0.07)
Loss on sale of discontinued operations	(0.05)	(0.01)	-
Net loss attributable to Chemtura Corporation	$(2.63)	$(1.20)	$(4.01)

Basic and diluted weighted-average shares outstanding	223.0	242.9	242.3

2010 COMPARED TO 2009

Overview

Consolidated net sales increased by $460 million to $2.8 billion in 2010 compared with $2.3 billion in 2009.  The increase in net sales was attributable to increased sales volumes of $422 million and higher selling prices of $52 million, partially offset by unfavorable foreign currency translation of $6 million and $8 million in lost revenues related to the divestiture of the natural sodium sulfonates and oxidized petrolatum product lines.  The increase in sales volume was principally within the Industrial Performance and Industrial Engineered Products segments as the industries we supply through these segments were the most severely affected by the economic recession in 2009 as demand declined sharply and customers undertook de-stocking in light of the changes in the economy.  By the second quarter of 2009, inventory de-stocking had ceased and some industry sectors, such as electronics, started to show strong recovery.  This has continued throughout 2010.  However, in many of the industrial sectors exposed to macroeconomic cyclicality, such as building and construction, the recovery has been modest and demand still significantly lags the levels seen before the onset of the recession.

Gross profit for 2010 was $657 million, an increase of $78 million compared with $579 million in 2009.  The increase in gross profit was primarily due to $86 million in higher sales volume (net of product mix), $61 million of favorable manufacturing costs and $52 million from higher selling prices.  These improvements were partially offset by $79 million in higher raw material and energy costs, an $18 million increase in distribution costs, $7 million related to costs associated with registration of chemicals in the European Union under REACh legislation, $4 million from unfavorable foreign currency exchange, a $3 million environmental reserve adjustment, $2 million in lost profit from the sale of the natural sodium sulfonates and oxidized petrolatum product lines, a $1 million increase in stock compensation expense and a $7 million increase in other costs.  Our results were impacted by increased raw material costs compared with the lower levels seen in the first three quarters of 2009.  Gross profit as a percentage of sales was 24% in 2010, or 1% lower than 2009, mainly due to the increases in raw material costs exceeding increases in selling prices.

Selling, general and administrative (“SG&A”) expense of $315 million was $26 million higher than the prior year, primarily due to higher selling and marketing expense, legal expenses, stock compensation expense, and a loss on disposal of an asset.  Approximately $6 million of the increase in SG&A expense related to expenses associated with the internal review of customer incentive, commission and promotional payment practices in the European region.  The increase in stock compensation expense of $5 million primarily related to expense recognized in 2010 for the 2009 and 2010 Emergence Incentive Plans which were approved by the Bankruptcy Court.  The loss on disposal of an asset of $2 million in 2010 related to a software component of our SAP system that we no longer utilize.

Depreciation and amortization expense from continuing operations of $175 million was $13 million higher than the prior year.  This includes accelerated depreciation related to restructuring activities of $30 million in 2010 primarily within our Industrial Engineered Products segment, compared with accelerated depreciation of $5 million in 2009 within our Consumer Products and Industrial Performance Products segments.

Research and development (“R&D”) expense of $42 million in 2010 was $7 million higher than in 2009 as a result of increased investment in new product and technology development.

Facility closures, severance and related costs of $1 million in 2010 compared with $3 million in 2009.  These charges relate to our ongoing execution of restructuring initiatives.

Antitrust costs were negligible in 2010 and $10 million in 2009.  The antitrust costs in 2009 primarily represented a judgment in litigation related to certain rubber chemical claimants and legal costs associated with antitrust investigations and civil lawsuits.

The gain on sale of business of $2 million in 2010 related to the sale of our natural sodium sulfonates and oxidized petrolatum product lines within our Industrial Performance Products segment.

We recorded impairment charges of $57 million in 2010 and $39 million in 2009.  The 2010 charge included the impairment of goodwill within the Chemtura AgroSolutions™ segment.  The 2009 charge included the impairment of goodwill of $37 million and the impairment of intangible assets of $2 million within the Consumer Products segment.  The impairment charges were principally the result of underperformance in these segments caused by weaker industry demand due to the global economic recession.  These factors resulted in reduced expectations for future cash flows and lower estimated fair values for the respective assets.

Changes in estimates related to expected allowable claims were $35 million in 2010 compared with $73 million in 2009.  These changes included adjustments to liabilities subject to compromise (primarily legal and environmental reserves) identified in the Chapter 11 proofs of claim evaluation and settlement process.  Recoveries from insurance carriers are included in these changes in estimates once contingencies related to coverage disputes with insurance carriers have been resolved and coverage is deemed probable.  We recorded $32 million in 2010 related to insurance coverage.

We generated an operating profit of $38 million for 2010 a $70 million increase compared with an operating loss of $32 million for 2009.  The increase in operating profit comprised a $78 million increase in gross profit discussed above; $38 million in lower charges for changes in estimates related to expected allowable claims; antitrust costs of $10 million in 2009; a $2 million decrease in facility closures, severance and related costs; the $2 million gain in 2010 on the sale of the natural sodium sulfonates and oxidized petrolatum product lines; and equity income of $4 million in 2010.  These favorable impacts were partially offset by a $33 million increase in SG&A and R&D (collectively “SGA&R”), an increase in asset impairment charges of $18 million and a $13 million increase in depreciation and amortization expense.

Loss from continuing operations attributable to Chemtura for 2010 was $573 million or $2.58 per diluted share, as compared with a loss in 2009 of $227 million, or $0.93 per diluted share.

Consumer Products

Consumer Products segment net sales increased $1 million to $458 million in 2010.  Operating profit increased $4 million to $67 million in 2010.

The increase in net sales was driven by increased sales volume of $4 million and favorable foreign currency translation of $3 million, partially offset by lower selling prices of $6 million.  The North American recreational water products business benefited overall from a warmer and dryer summer in 2010 compared with 2009 driving higher volumes though dealer channels and many of our largest mass market customers.  This revenue growth was offset in part by reduced demand from certain mass market customers and lower household cleaner product sales.

Operating profit increased due to $8 million in lower manufacturing costs, $3 million from increased sales volume and favorable product mix, and $3 million in favorable foreign currency exchange.  These benefits were partially offset by $6 million in lower selling prices, a $1 million increase in raw material and energy costs, a $1 million increase in distribution costs and a $2 million increase in other costs.

Industrial Performance Products

Industrial Performance Products segment net sales increased by $224 million or 22% to $1.2 billion in 2010.  Operating profit increased by $28 million or 31% to $119 million in 2010.

The increase in net sales was driven primarily by increased sales volume of $219 million and increased selling prices of $19 million, partially offset by $6 million in unfavorable foreign currency translation and an $8 million reduction from the sale of the natural sodium sulfonates and oxidized petrolatum product lines.  The higher sales volume was driven by increased customer demand across all industry segments due to improved economic conditions and general recoveries in the industrial applications we serve compared with 2009, as well as strong growth in the Asia Pacific region.

Operating profit increased was due to a $49 million benefit from higher sales volume from all businesses, a $36 million reduction in manufacturing costs, $19 million in increased selling prices, the absence of $2 million in accelerated depreciation and a $1 million increase in equity income.  These favorable trends were partly offset by $47 million in higher raw material costs, a $14 million increase in distribution costs, $6 million in unfavorable foreign currency translation $5 million in higher SGA&R expense, a $5 million increase in REACh costs and a $2 million reduction in profit from the sale of the natural sodium sulfonates and oxidized petrolatum product lines.

Chemtura AgroSolutionsTM

Chemtura AgroSolutionsTM segment net sales increased by $19 million or 6% to $351 million in 2010.  However, operating profit of $21 million in 2010 decreased by $21 million compared with 2009.

The increase in net sales reflected a $21 million benefit from higher sales volume, partly offset by lower selling prices of $1 million and unfavorable foreign currency translation of $1 million.  Demand in Europe was impacted by the reduced availability of credit to growers in the first quarter of 2010, the impact of a prolonged winter and a drought in western Russia and the Ukraine.  Demand in both our North American and Asia Pacific regions improved significantly in 2010.  We have seen flat demand in Latin America.

Operating profit decreased due to $18 million in higher SGA&R expense, $3 million of unfavorable manufacturing costs, a $3 million impact from an unfavorable decision in a long standing Canadian trade dispute, $2 million in higher distribution costs, $1 million from lower selling prices and a $4 million increase in other costs.  These unfavorable items were partially offset by a $6 million benefit from higher sales volume, $2 million in lower raw material costs and $2 million from favorable foreign currency translation.  Approximately $6 million of the increase in SGA&R expense related to expenses associated with the internal review of customer incentive, commission and promotional payment practices in the European region.  The remaining SGA&R increase related to R&D investments in new products and registrations and programs to drive sales growth in subsequent periods.

Industrial Engineered Products

Industrial Engineered Products segment net sales increased by $216 million or 42% to $728 million in 2010.  Operating profit increased by $22 million to $25 million in 2010.

The increase in net sales reflected $178 million increase in sales volume from all businesses and $40 million in higher selling prices, partly offset by $2 million in unfavorable foreign currency translation.  Products sold to electronic applications showed the most dramatic year-over-year improvement together with a modest recovery in demand from building and construction and consumer durable polymer applications from the low levels of demand in 2009.

Operating profit increased primarily due to a $40 million increase in selling prices, a $28 million benefit from higher sales volume (net of unfavorable product mix), a $20 million reduction in manufacturing costs (primarily due to the higher plant utilization) and a $3 million increase in equity income.  These favorable items were partially offset by a $32 million increase in raw material costs, $28 million in accelerated depreciation related to restructuring activities, $3 million in higher SGA&R expense, $3 million in unfavorable foreign currency exchange, $2 million in higher REACh costs and $1 million in higher distribution costs.

General Corporate

General corporate expenses include costs and expenses that are of a general nature or managed on a corporate basis.  These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities together with costs associated with legacy activities and intangible asset amortization.  Functional costs are allocated between the business segments and general corporate expense.

Corporate expense was $102 million in 2010, which included $37 million of amortization expense related to intangible assets.  In comparison, corporate expense was $106 million in 2009, which included $38 million of amortization expense related to intangible assets.

The $4 million decrease in corporate expense was primarily due to reduced spending on information technology initiatives (which included completion of the Consumer Products segment SAP implementation project and asset dispositions in 2009), and lower depreciation and amortization expense, partially offset by higher expenses related to European pension plans, environmental reserve adjustments and stock compensation expense.

Other Expenses

Interest expense of $191 million in 2010 was $121 million higher than in 2009.  The higher interest expense resulted from our determination that it was probable that obligations for interest on unsecured bankruptcy claims would ultimately be paid based on the estimated claim recoveries reflected in the Plan filed during the second quarter of 2010.  As such, interest that had not previously been recorded since the Petition Date was recorded in the second quarter of 2010.  The amount of post-petition interest recorded in 2010 was $137 million (included in this amount is contractual interest of $63 million relating to 2009), which represented the cumulative amount of interest accruing from the Petition Date through the Effective Date.  Additionally, we recorded interest expense incurred with respect to the Senior Notes and Term Loan.  These impacts were partially offset by lower financing costs under the Amended DIP Credit Facility entered into in February 2010.

Loss on early extinguishment of debt of $88 million in 2010 included $70 million primarily related to the settlement of the make-whole and no-call claims on the pre-petition notes under the terms of the Plan and $18 million related to the write-off of financing costs related to debt modifications resulting from the Term Loan in the fourth quarter of 2010 and the DIP Credit Facility in the first quarter of 2010.

Other expense, net of $6 million in 2010 was $11 million lower than in the prior year.  The decrease in expense primarily reflected lower net foreign currency exchange losses and lower fees associated with the termination of our accounts receivable financing facilities in 2009, partially offset by lower interest income.  Foreign currency exchange losses related to impacts on unhedged exposures due to our inability to enter into foreign currency hedge contracts under the terms of our debt agreements while in Chapter 11.  We expect to re-introduce a foreign exchange exposure hedging program in 2011.

Reorganization items, net in 2010 was $303 million which primarily comprised professional fees directly associated with the Chapter 11 reorganization and the impact of claims settlements related to the consummation of our confirmed Plan.  Reorganization items, net in 2009 was $97 million which included the write-off of pre-petition debt discounts, premiums and debt issuance costs, professional fees directly associated with the Chapter 11 reorganization and the write-off of deferred financing expenses related to the termination of the U.S. accounts receivable financing facility, partially offset by gains on a settlement of pre-petition liabilities.

Income Taxes

Our income tax expense in 2010 was $22 million compared with $10 million in 2009.  The 2010 income tax expense was primarily related to our non-U.S. operations since we provided a full valuation allowance against the tax benefit associated with our U.S. net operating loss.  The 2009 income tax expense included an increase to our valuation allowance and the impact of a decrease in the liability for an unrecognized tax benefit of $9 million as a result of the expiration of the statute of limitation, bankruptcy claims adjustments and favorable audit settlements or payments related to prior years.

Discontinued Operations

The loss from discontinued operations in 2010 was $1 million compared with a loss from discontinued operations in 2009 of $63 million (net of a $6 million tax benefit), which reflected the operations of the PVC additives business that was subsequently sold.  The decrease in the loss from discontinued operations mainly related to a $65 million impairment charge in 2009.

The loss on sale of discontinued operations in 2010 was $12 million (net of a $1 million tax benefit), related to the PVC additives business which was sold in April 2010.  The loss on sale of discontinued operations in 2009 was $3 million (net of a $1 million tax benefit), which represented an adjustment for a loss contingency related to the sale of the OrganoSilicones business in July 2003.

2009 COMPARED TO 2008

Overview

Consolidated net sales of $2.3 billion for 2009 were $0.9 billion lower than in 2008.  The decrease in net sales was attributable to reduced sales volumes of $778 million primarily due to the global economic slow down and its impact on the industries we supply, unfavorable currency translation of $44 million, the impact of the divestiture of the oleochemicals business in the Industrial Engineered Products segment of $31 million and reduced selling prices of $1 million.  The reduction in volume impacted all segments, particularly the Industrial Performance Products and the Industrial Engineered Products segments.  All segments experienced a reduction in selling prices, except for the Consumer Products segment.  Selling price increases that occurred in 2009 within the Consumer Products segment were in response to increases in the costs of raw materials incurred in 2008.

Gross profit decreased by $138 million to $579 million for 2009 as compared with 2008.  The decrease in gross profit was primarily driven by a $221 million reduction in sales volume and unfavorable product mix, $35 million from unfavorable manufacturing costs (largely due to lower plant utilization), $10 million in unfavorable foreign currency translation and a $5 million benefit in 2008 from insurance proceeds.  These impacts were partially offset by a $103 million decrease in raw material and energy costs, $16 million in lower distribution costs, a $7 million charge in 2008 for an assumed lease, a $2 million reduction in accelerated asset retirement and other decreases in costs of $5 million.  Gross profit as a percentage of sales increased to 25% in 2009 from 23% in 2008 mainly due to lower direct product costs.

SG&A expense of $289 million for 2009 was $34 million lower than in 2008.  The decrease in SG&A reflected the favorable benefit of our restructuring programs and tight control of discretionary spending.  Favorable foreign currency translation contributed $7 million to the reduction, which was offset by the benefit of a $4 million pension plan curtailment gain in 2008.

Depreciation and amortization expense of $162 million for 2009 was $59 million lower than in 2008.  This decrease is primarily due to accelerated depreciation taken in 2008 related to the divested oleochemicals business and our legacy enterprise resource planning (“ERP”) systems.

R&D expense of $35 million for 2009 was $11 million lower than in 2008 as a result of cost reduction initiatives.

Facility closure, severance and related costs of $3 million in 2009 and $23 million in 2008 were primarily due to our restructuring program announced in December 2008 which involved a worldwide reduction in our professional and administrative staff of approximately 500 people.

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

We recorded impairment charges of $39 million in 2009.  The 2009 charge included the impairment of goodwill of $37 million and the impairment of intangible assets of $2 million within the Consumer Products segment.  The impairment charges were principally the result of underperformance in this segment caused by weaker industry demand due to the global economic recession.  These factors resulted in reduced expectations for future cash flows and lower estimated fair values for the respective assets.

We recorded impairment charges of $986 million in 2008.  The 2008 charge included the impairment of goodwill of $540 million for the Consumer Products segment, $82 million for the Industrial Performance Products segment and $363 million for the Industrial Engineered Products segment.  The impairment charges were primarily the result of updated long-term financial projections and the deteriorating financial performance in the fourth quarter of 2008, coupled with adverse equity market conditions.

We incurred charges of $73 million in 2009 for changes in estimates related to expected allowable claims.  These charges represent adjustments to liabilities subject to compromise (primarily legal and environmental reserves) as a result of the Chapter 11 proofs of claim evaluation process.

We incurred an operating loss of $32 million for 2009 compared with an operating loss of $915 million for 2008.  The decrease in the operating loss of $883 million reflected a $947 million decrease in impairment charges, primarily due to the goodwill impairments in 2008; a $59 million decrease in depreciation and amortization expense, primarily due to accelerated depreciation taken in 2008; a $45 million decrease in SGA&R expenses due to the benefits of our restructuring and other cost reduction initiatives; a $25 million loss on the sale of the oleochemicals business in 2008; a $20 million decrease in facility closures, severance and related costs; and a $2 million decrease in antitrust costs.  These favorable impacts were partially offset by a $138 million decrease in gross profit discussed above, a $73 million charge in 2009 for changes in estimates related to expected allowable claims and $4 million in lower equity income.

Loss from continuing operations attributable to Chemtura for 2009 was $227 million, or $0.93 per diluted share, as compared with a loss of $957 million, or $3.94 per diluted share, in 2008.

Consumer Products

Net sales for the Consumer Products segment decreased by $59 million to $457 million in 2009 compared with $516 million in 2008.  Operating profit increased $13 million in 2009 to $63 million compared with $50 million in 2008.

The $59 million decrease in net sales was driven by reduced sales volume of $89 million and the impact of unfavorable foreign currency translation of $8 million, partially offset by $38 million in price increases in response to significant raw material cost increases experienced in 2008.  The lower net sales volume in 2009 was the result of unseasonably cold and wet weather conditions in the North American market which negatively impacted the pool and spa business, the exit from our pool and spa distribution business in mid-2008 and supply disruptions due to constrained liquidity early in the 2009 season which negatively impacted sales in our household cleaning business.

Operating profit increased by $13 million due to higher selling prices of $38 million and the benefit of cost reductions, including $9 million in lower raw material and energy costs, a $7 million reduction in distribution costs and a $20 million decrease in SGA&R and other costs.  As part of our reorganization initiatives in the U.S., this segment transitioned to third party providers to reduce its distribution costs and improve customer service.  In September 2009, the U.S. operations also transitioned to SAP and retired the legacy ERP system.  These cost reduction benefits were partially offset by a $46 million reduction in sales volume and unfavorable product mix combined with an $11 million increase in manufacturing costs, a $3 million increase in accelerated depreciation expense and a $1 million impact from unfavorable foreign currency translation.

Industrial Performance Products

Net sales in the Industrial Performance Products segment decreased by $466 million to $999 million in 2009 compared with $1,465 million in 2008.  Operating profit decreased $14 million in 2009 to $91 million compared with $105 million in 2008.

The $466 million decrease in net sales resulted from reduced sales volume of $414 million, $36 million in lower selling prices and $16 million in unfavorable foreign currency translation.  All product lines experienced reduced sales volumes year-over-year due to the global economic recession, although demand improved during the second half of 2009.  The lower sales prices in 2009 reflected corresponding reductions in raw material costs.

This segment’s product lines that are mostly exposed to cyclical industrial and consumer durable markets felt the brunt of the global economic recession.  Antioxidant products used in poly-olefins such as poly-propylene experienced dramatic declines in volume starting in the latter part of the fourth quarter of 2008 and through much of the first half of 2009.  Castable urethane products used by small to mid-size manufacturers of industrial components and in the electronics and mining industries also experienced significant declines in demand.  However, the sale of petroleum additives used in transportation lubricants and fuels proved more robust, recovering to near normal levels after some industry destocking at the start of the global economic recession.  Industrial demand started to show modest recovery by summer and continued to expand in the second half of 2009, but was still significantly lower than it was before the global economic recession.

Operating profit decreased by $14 million due to a $106 million reduction in sales volume and unfavorable product mix, a $36 million decrease in selling prices, a $1 million increase in accelerated depreciation of property, plant and equipment and a $1 million decrease in equity income.  This was partially offset by an $84 million decrease in raw material and energy costs, a $16 million decrease in SGA&R, an $11 million decrease in manufacturing costs, an $8 million decrease in distribution costs, a $2 million decrease in accelerated recognition of asset retirement obligations, a $2 million benefit from favorable foreign currency translation and a $7 million decrease in other costs.  This segment acted quickly at the outset of the global economic recession to manage its production capacity and make fixed costs variable, mitigating some of the impact of the declines in demand.  However, it preserved spending on critical new product development programs to enable it to continue to build a platform for future growth.

Chemtura AgroSolutionsTM

Net sales for the Chemtura AgroSolutionsTM segment decreased by $62 million to $332 million in 2009 compared with $394 million in 2008.  Operating profit decreased $36 million to $42 million in 2009 compared with $78 million in 2008.

The decrease in net sales of $62 million reflected $47 million in lower sales volume and $15 million in unfavorable foreign currency translation.  2009 proved to be a difficult and challenging year for the global agricultural industry.  Crop prices declined reducing grower profitability and constraints in the global credit markets limited the capacity of growers to finance their crops.  In addition, there was a product cancellation in the European market.  As a result, global demand from growers declined and dealers and distributors reduced inventory, particularly in emerging markets.  This segment experienced the greatest weakness in eastern European markets, although demand was soft in all markets.  The Latin American market experienced a slow start to the growing season, but demand from Brazil strengthened in the middle of the southern hemisphere’s summer.

Operating profit decreased by $36 million primarily due to $24 million of lower sales volume and unfavorable product mix, $11 million in higher manufacturing costs, $3 million due to higher raw material costs, $3 million in unfavorable foreign currency translation and $1 million of increased distribution costs, which were partly offset by $6 million of SGA&R and other cost reductions.  Demand was affected by lower agricultural commodity prices and the impact of the reduced availability of credit to growers.  Manufacturing costs increased primarily due to lower production levels, driven in part by the product cancellation in the European market.
Industrial Engineered Products

Net sales in the Industrial Engineered Products segment decreased by $267 million to $512 million in 2009 compared with $779 million in 2008.  The operating profit of $3 million in 2009 reflected a deterioration of $40 million compared with a $43 million operating profit in 2008.

The decrease in net sales of $267 million reflected a decline in sales volume of $230 million, a $31 million reduction due to the divestiture of the oleochemicals business in February 2008, a $2 million reduction in selling prices which reflect corresponding reductions in raw material costs and $4 million in unfavorable foreign currency translation.

As our most cyclically exposed segment, Industrial Engineered Products segment experienced the greatest impact from the global economic recession.  The primary industries served by this segment are electronics, building and construction, automotive and consumer durables.  All industries experienced very sharp declines in demand in the latter part of the fourth quarter of 2008 which continued through the spring of 2009.  By the summer of 2009, electronics demand started to recover benefiting the segment’s flame retardant product line.  This recovery continued throughout the balance of the year.  While demand from other industries stabilized by the summer, recovery was very slow.  The building and construction industry, which utilizes flame retardant products, remained weak.  The organometallics product line with more specialized application experienced a smaller impact from the global recession and continued to develop new applications for its products.

The deterioration in operating profit of $40 million in 2009 reflected a $45 million reduction due to lower volume and unfavorable product mix, $25 million in unfavorable manufacturing costs (primarily due to lower plant utilization), $2 million in decreased selling prices and a $3 million decrease in equity income.  This segment also acted quickly at the outset of the global economic recession to manage its production capacity and reduce fixed manufacturing costs, mitigating some of the impact of the declines in demand.  However, it preserved spending on critical new product development programs to enable it to continue to build a platform for future growth. These decreases in operating profit were partially offset by a $14 million decrease in raw material and energy costs, a $14 million reduction in accelerated depreciation of certain assets, a $2 million benefit from lower SGA&R, a $2 million reduction in distribution costs and $3 million of other cost reductions.

General Corporate

General corporate expense was $106 million for 2009, which included $38 million of amortization expense related to intangible assets, compared with $113 million for 2008, which included $44 million of amortization expense for intangible assets.

The decrease in general corporate expense of $7 million was primarily driven by a $9 million reduction in depreciation and amortization expense (amortization expense in 2008 included a $4 million charge related to the acceleration of amortization of the intangible value of our discontinued Sun® brand product line), a $7 million charge in the first quarter of 2008 related to an assumed lease and a $4 million decrease in unabsorbed overhead expense from discontinued operations.  These decreases were partially offset by a $5 million benefit in 2008 related to the recovery of insurance proceeds; $4 million in higher pension and other post-retirement benefit plan costs; and a $4 million pension plan curtailment gain in 2008.

Corporate accelerated deprecation of property, plant and equipment included a charge of $32 million in 2008 primarily related to our project to upgrade our legacy ERP systems to a single instance of SAP.

Other Expenses

Interest expense of $70 million in 2009 was $8 million lower than 2008.  Lower interest expense from not recording contractual interest expense on unsecured debt as a result of our Chapter 11 filing was partially offset by an increase due to borrowings under the DIP Credit Facility at higher interest rates than our pre-petition debt.

Other expense, net was $17 million in 2009 compared with other income, net of $9 million in 2008.  The increase in expense is primarily due to losses from unfavorable foreign exchange of $47 million, primarily resulting from our inability to purchase foreign currency forward contracts under the terms of our DIP Credit Facility, partially offset by lower fees of $14 million associated with the termination of our accounts receivable financing facilities and fees of $6 million in 2008 associated with the 2007 Credit Facility amendment and waiver.

Reorganization items, net of $97 million represented items realized or incurred by us related to our reorganization under Chapter 11.  Reorganization items, net during 2009 included professional fees directly associated with the reorganization; the write-off of debt discounts, premiums and debt issuance costs; the write-off of deferred financing expenses related to the termination of the U.S. accounts receivable facility; rejections or terminations of executory contracts and real property leases; gains on the settlement of claims; and reorganization initiatives for which Bankruptcy Court approval had been obtained.

Income Taxes

Our income tax expense in 2009 was $10 million compared with a benefit of $29 million in 2008.  The 2009 income tax expense included an increase to our valuation allowance and the impact of a decrease in the liability for an unrecognized tax benefit of $9 million as a result of the expiration of the statute of limitation, bankruptcy claims adjustments and favorable audit settlements or payments related to prior years.  We provided a full valuation allowance against the tax benefit associated with our U.S. net operating loss.  The 2008 income tax benefit included the impact of a goodwill impairment charge and the increase of a valuation allowance against our deferred tax assets.

Discontinued Operations

The loss from discontinued operations in 2009 was $63 million (net of a $6 million tax benefit) compared with a loss from discontinued operations in 2008 of $16 million (net of a $2 million tax provision), which reflected the operations of the PVC additives business that was subsequently sold.  The increase in the loss from discontinued operations mainly related to a $65 million impairment charge in 2009.

The loss on sale of discontinued operations in 2009 was $3 million (net of a $1 million tax benefit), which represented an adjustment for a loss contingency related to the sale of the OrganoSilicones business in July 2003.

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the amounts and disclosures reported in our Consolidated Financial Statements and accompanying notes.  Accounting estimates and assumptions described in this section are those we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.  For all of these estimates, we note that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment.  Actual results could differ from such estimates.  The following discussion summarizes our critical accounting estimates.  Significant accounting policies used in the preparation of our Consolidated Financial Statements are discussed in our Notes to Consolidated Financial Statements.

Carrying Value of Goodwill and Long-Lived Assets

We have elected to perform our annual goodwill impairment procedures for all of our reporting units in accordance with ASC Subtopic 350-20, Intangibles – Goodwill and Other - Goodwill (“ASC 350-20”) as of July 31, or sooner, if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  We estimate the fair value of our reporting units utilizing income and market approaches through the application of discounted cash flow and market comparable methods (Level 3 inputs as described in Note 17 – Financial Instruments and Fair Value Measurements).  The assessment is required to be performed in two steps: step one to test for a potential impairment of goodwill and, if potential impairments are identified, step two to measure the impairment loss through a full fair value allocation of the assets and liabilities of the reporting unit utilizing the acquisition method of accounting.

We continually monitor and evaluate business and competitive conditions that affect our operations and reflect the impact of these factors in our financial projections.  If permanent or sustained changes in business or competitive conditions occur, they can lead to revised projections that could potentially give rise to impairment charges.

We concluded that no goodwill impairment existed in any of our reporting units based on the annual reviews as of July 31, 2010 and 2009.  However, during the annual review as of July 31, 2010, we identified risks inherent in our Chemtura AgroSolutionsTM reporting units forecast given the recent performance of this reporting unit which was below expectations.  At the end of the fourth quarter of 2010, this reporting unit’s performance had significantly fallen below expectations for several consecutive quarters.  We concluded that it was appropriate to perform a goodwill impairment review as of December 31, 2010.  We used revised forecasts to compute the estimated fair value of this reporting unit.  These projections indicated that the estimated fair value of the Chemtura AgroSolutions™ reporting unit was less than the carrying value.  Based upon our preliminary step 2 analysis, an estimated goodwill impairment charge of $57 million was recorded (representing the remaining goodwill of this reporting unit).  Due to the complexities of the analysis which involves an allocation of the fair value, we will finalize our step 2 analysis and goodwill impairment charge in the first quarter of 2011.

During the quarter ended March 31, 2009, there was continued weakness in the global financial markets, resulting in additional decreases in the valuation of public companies and restricted availability of capital.  Additionally, our stock price continued to decrease due to constrained liquidity, deteriorating financial performance and the Debtors filing of a petition for relief under Chapter 11 of the Bankruptcy Code.  These events were of sufficient magnitude to conclude it was appropriate to perform a goodwill impairment review as of March 31, 2009.  We used our own estimates of the effects of the macroeconomic changes on the markets we serve to develop an updated view of our projections.  Those updated projections were used to compute updated estimated fair values of our reporting units.  Based on these estimated fair values used to test goodwill for impairment, we concluded that no impairment existed in any of our reporting units at March 31, 2009.

The financial performance of certain reporting units was negatively impacted versus expectations due to the cold and wet weather conditions during the first half of 2009.  This fact along with the continued macro economic factors described above resulted in us concluding that it was appropriate to perform a goodwill impairment review as of June 30, 2009.  We used the updated projections in our long-range plan to compute estimated fair values of our reporting units.  These projections indicated that the estimated fair value of our Consumer Products reporting unit was less than the carrying value.  Based on our analysis, a goodwill impairment charge of $37 million was recorded for this reporting unit in the second quarter of 2009 (representing the remaining goodwill in this reporting unit).

Environmental Matters

We are involved in environmental matters of various types in a number of jurisdictions.  A number of such matters involve claims for material amounts of damages and relate to or allege environmental liabilities, including clean up costs associated with hazardous waste disposal sites and natural resource damages.  As part of the Chapter 11 cases, the Debtors generally retained responsibility for environmental cleanup liabilities relating to currently owned or operated sites (i.e. sites that remained assets of the Debtors’) and, with certain exceptions, the Debtors generally discharged in the Chapter 11 cases many liabilities relating to formerly owned or operated sites (i.e. sites that are no longer owned by the Debtors) and third-party sites (i.e. sites that never were owned by the Debtors) located in the U.S..  Prior to entering into the settlements on November 3, 2009, the Debtors had initiated an Adversary Proceeding against the United States and various States seeking a ruling from the Bankruptcy Court that the Debtors’ liabilities with respect to formerly owned or operated sites and third-party sites are dischargeable in the Chapter 11 cases.  On January 19, 2010, the Debtors filed an amended complaint.  In response, on January 21, 2010, the United States filed a motion to withdraw the reference to the Bankruptcy Court, which motion was granted on March 26, 2010.  As a result, the action filed by the Debtors continued before the U.S. District Court for the Southern District of New York.  The parties filed motions for summary judgment on certain key issues, which stayed in favor of settlement discussions among the parties.  During the Chapter 11 cases and following emergence from Chapter 11, the Debtors reached settlements of their disputes with each of the United States and the States regarding environmental obligations, each of which settlements was filed with and approved by order of the Bankruptcy Court.  These settlements are reflected in the financial reporting set forth herein.

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

As of December 31, 2010, our reserve for ongoing environmental remediation activities totaled $92 million, which excludes $27 million of reserves related to disputed claims not yet allowed in the Chapter 11 cases.  We estimate that ongoing environmental liabilities could range up to $114 million at December 31, 2010.  Our ongoing reserves include estimates for determinable clean-up costs.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable.

In addition, it is possible that our estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted and as negotiations.

We intend to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters.  The resolution of environmental matters asserted against us could require us to pay remedial costs or damages, which are not currently determinable, that could exceed our present estimates, and as a result could have, either individually or in the aggregate, a material adverse effect on our financial condition, results of operations or cash flows.

Pension and Other Post-Retirement Benefits Expense

We completed our financial restructuring under Chapter 11 and emerged from bankruptcy on November 10, 2010.  The financial restructuring had the following impact on our domestic pension and postretirement medical benefit plans:

•
Under an agreement entered into with the Pension Benefit Guaranty Corporation, we made a voluntary contribution of $50 million to the domestic pension plans on November 10, 2010 in order to reduce future funding requirements.

•
Benefits under our domestic non-qualified pension arrangements were reinstated and amounts which were suspended during the bankruptcy were paid out with interest to affected participants in the fourth quarter of 2010.

•	The caps on the level of postretirement medical benefits payable to certain retirees in the U.S. were reduced.

The impact of the above actions has been reflected in the financial statements for the benefit plans and the estimates presented in this discussion.

We also proposed reductions in the caps on the level of domestic postretirement medical benefits for two additional groups of retirees which have not yet been approved by the Bankruptcy Court and are therefore not reflected in the financial position, nor in any of the estimates presented in this discussion.

None of the international plans were affected by the financial restructuring or emergence from bankruptcy.

Our calculation of pension and other post-retirement benefits expense is dependent on a number of assumptions. These assumptions include discount rates, health care cost trend rates, expected long-term rates of return on plan assets, mortality rates, expected salary and wage increases, and other relevant factors.  Components of pension and other post-retirement benefits expense include interest and service costs on the pension and other post-retirement benefit plans, expected return on plan assets and amortization of certain unrecognized costs and obligations.  Actual results that differ from the assumptions utilized are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods.  While we believe that the assumptions used are appropriate, differences in actual experience or significant changes in assumptions would affect our pension and other post-retirement benefits costs and obligations.

Pension Plans

Pension liabilities are measured on a discounted basis and the assumed discount rate is a significant assumption. At each measurement date, the discount rate is based on interest rates for high-quality, long-term corporate debt securities with maturities comparable to our liabilities.  At December 31, 2010, we utilized a discount rate of 5.10% for our domestic qualified pension plan compared to 5.70% at December 31, 2009.  For the international and non-qualified plans, a weighted average discount rate of 5.25% was used at December 31, 2010, compared to 5.55% used at December 31, 2009.  As a sensitivity measure, a 25 basis point reduction in the discount rate for all plans would result in approximately a $1 million decrease in pre-tax earnings for 2011.

Domestic discount rates adopted at December 31, 2010 utilized an interest rate yield curve to determine the discount rate pursuant to guidance codified under ASC Topic 715, Defined Benefit Plans (“ASC 715”).  The yield curve is comprised of AAA/AA bonds with maturities between zero and thirty years.  We discounted the annual cash flows of our domestic pension plans using this yield curve and developed a single-point discount rate matching the respective plan’s payout structure.

A similar approach was used to determine the appropriate discount rates for the international plans. The actual method used varies from country to country depending on the amount of available information on bond yields to be able to estimate a single-point discount rate to match the respective plan’s benefit disbursements.

Our weighted average estimated rate of compensation increase was 3.90% for applicable domestic and international pension plans combined at December 31, 2010.  As a sensitivity measure, an increase of 25 basis points in the estimated rate of compensation increase would decrease pre-tax earnings for 2011 by an immaterial amount.

The expected return on pension plan assets is based on our investment strategy, historical experience, and expectations for long-term rates of return. We determine the expected rate of return on plan assets for the domestic and international pension plans by applying the expected returns on various asset classes to our target asset allocation.

We utilized a weighted average expected long-term rate of return of 8% on all domestic plan assets and a weighted average rate of 7.6% for the international plan assets for the year ended December 31, 2010.

Historical returns are evaluated based on an arithmetic average of annual returns derived from recognized passive indices, such as the S&P 500, for the major asset classes. We looked at the arithmetic averages of annual investment returns from passive indices, assuming a portfolio of investments that follow the current target asset allocation for the domestic plans over several business cycles, to obtain an indication of the long-term historical market performance.  The arithmetic average return over the past 20 years was 9.00%, and over the past 30 years it was 10.80%. Both of these values exceeded the 8% domestic expected return on assets.

The upturn in global equity markets in 2010 was reflected in the investment performance of our pension plan assets. The actual annualized return on plan assets for the domestic plans for the 12 months ended December 31, 2010 was approximately 14% (net of investment expenses), which was above the expected return on asset assumption for the year. The international plans realized a weighted average return of approximately 11% (in local currency terms, before allowing for the strengthening of the U.S. dollar against major currencies in 2010) and approximately 9% in U.S. dollar terms (resulting in currency losses of approximately $5 million on plan assets).  These currency losses were more than offset by currency gains of approximately $14 million on benefit obligations for the international pension arrangements.

Our target asset allocation for the domestic pension plans is based on investing 50% of plan assets in equity instruments, 45% of plan assets in fixed income investments and 5% in real estate.  The target allocation was reviewed and changed during 2008, with a view to managing the level and volatility of investment returns.  At December 31, 2010, 51% of the portfolio was invested in equities, 43% in fixed income investments and 6% in real estate and other investments.

We have unrecognized actuarial losses relating to our pension plans which have been included in our Consolidated Balance Sheet but not in our Consolidated Statements of Operations. The extent to which these unrecognized actuarial losses will impact future pre-tax earnings depends on whether the unrecognized actuarial losses are deferred through the asset-smoothing mechanism (the market related value as defined by ASC Topic 715-30, Defined Benefit Plans – Pensions (“ASC 715-30”), or through amortization in pre-tax earnings to the extent that they exceed a 10% amortization corridor, as defined by ASC 715-30, which provides for amortization over the average remaining participant career or life. The amortization of unrecognized net losses existing as of December 31, 2010 will result in a $14 million decrease to pre-tax earnings for 2011 ($12 million for the qualified domestic plans and $2 million for the international and non-qualified plans). Since future gains and losses beyond 2010 are a result of various factors described herein, it is not possible to predict with certainty to what extent the combination of current and future losses may exceed the 10 percent amortization corridor and thereby be subject to further amortization.  At the end of 2010, unrecognized net losses amounted to $382 million for the qualified domestic plans and $81 million for the international and non-qualified plans.  Of these amounts, $43 million of unrecognized losses for the domestic plans and $5 million of unrecognized gains for the international plans are deferred through the asset smoothing mechanism as required by ASC 715.

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

	Pension Expense (Income) By Period
(In millions)	2011	2012	2013	2014	2015
Qualified domestic pension plans	$2	$3	$2	$(2)	$(6)
International and non-qualified pension plans	10	10	10	9	8
Total pension plans	$12	$13	$12	$7	$2

The following tables show the impact of a 100 basis point change in the actual return on assets on the pension (income) expense.

	Change in Pension Expense (Income) By Period
	2011	2012	2013	2014	2015
Increase (decrease)	100 Basis Point Increase in Investment Returns
Qualified domestic pension plans	$-	$-	$(1)	$(1)	$(2)
International and non-qualified pension plans	-	-	-	-	-
Total pension plans	$-	$-	$(1)	$(1)	$(2)

Increase (decrease)	100 Basis Point Decrease in Investment Returns
Qualified domestic pension plans	$-	$-	$1	$1	$2
International and non-qualified pension plans	-	-	-	-	-
Total pension plans	$-	$-	$1	$1	$2

Other Post-Retirement Benefits

We provide post-retirement health and life insurance benefits for current retired and active employees and their beneficiaries and covered dependents for certain domestic and international employee groups.

The discount rates we adopted for the valuation of the post-retirement health care plans were determined using the same methodology as for the pension plans.  At December 31, 2010, we utilized a weighted average discount rate of 4.70% for domestic post-retirement health care plans, compared to 5.40% at December 31, 2009.  Based on the duration of the liabilities for the international plans, a weighted average rate of 5.10% was used.  As a sensitivity measure, a 25 basis point reduction in the discount rate would result in less than a $1 million impact in pre-tax earnings for 2011.

Assumed health care cost trend rates are based on past and current health care cost trends, considering such factors as health care inflation, changes in health care utilization or delivery patterns, technological advances, and the overall health of plan participants.   We use health care trend cost rates starting with a weighted average initial level of 7.0% for the domestic arrangements and grading down to an ultimate level of 5.0%. For the international arrangements, the weighted average initial rate is 9.0%, grading down to 5.0%.

The pre-tax post-retirement healthcare expense was $5 million in 2010.  The following table summarizes projected post-retirement benefit expense based upon the various assumptions discussed above.

(In millions)	Pre-Tax Expense by Period
	2011	2012	2013	2014	2015
Domestic and international post-retirement benefit plans	$2	$1	$1	$1	$1

Income Taxes

Income taxes payable reflect our current tax provision and management’s best estimate of the tax liability relating to the outcome of uncertain tax positions.  If the actual outcome of uncertain tax positions differs from our best estimates, an adjustment to income taxes payable could be required, which may result in additional income tax expense or benefit.

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

Valuation allowances are established when we determine that it is more likely than not that the results of future operations will not generate sufficient taxable income to realize our deferred tax assets.  We consider the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Thus, changes in future results of operations could result in adjustments to our valuation allowances.

We consider undistributed earnings of certain foreign subsidiaries to be indefinitely invested in their operations.  At December 31, 2010, such undistributed earnings amounted to $737 million.  As a result of our emergence from Chapter 11 Bankruptcy in 2010, and the significant reduction in debt, we have determined that we will no longer need to repatriate certain undistributed earnings of our foreign subsidiaries to fund U.S. operations.  Also, we have plans to invest such undistributed earnings indefinitely.  As such, the amount of foreign subsidiaries undistributed earnings considered to be indefinitely invested in their foreign operations has been increased.  The effect of such change in the quarter ended December 31, 2010 is a reduction of $148 million in U.S. deferred income tax liability on such undistributed earnings.  In 2010, this reduction in U.S. Taxes on unremitted foreign earnings has been offset by an equal increase in the valuation allowance related to U.S. deferred tax assets, and as such had no net effect on tax expense recognized in our Consolidated Statement of Operations.

We file income tax returns in the U.S (including federal and state) and foreign jurisdictions.  The income tax returns for our entities taxable in the U.S. and significant foreign jurisdictions are open for examination and adjustment. We assess our income tax positions and record a liability for all years open to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. The economic benefit associated with a tax position will only be recognized if it is more likely than not that a tax position ultimately will be sustained. We adjust these liabilities, if necessary, upon the completion of tax audits or changes in tax law.

We have a liability for unrecognized tax benefits of $41 million and $76 million at December 31, 2010 and 2009, respectively.  This decrease is primarily related to the completion of our federal IRS examination for the 2006-2007 tax years.

Liabilities Subject to Compromise

As of December 31, 2009, our Consolidated Financial Statements included, as liabilities subject to compromise, certain pre-petition liabilities generally subject to an automatic bankruptcy stay that were recorded in our Consolidated Balance Sheets at the time of our Chapter 11 filing with the exception of those items approved by the Bankruptcy Court to be settled.  In addition, we also reflected as liabilities subject to compromise estimates of expected allowed claims relating to liabilities for rejected and repudiated executory contracts and real property leases, environmental, litigation, accounts payable and accrued liabilities, debt and other liabilities.  These expected allowed claims required us to estimate the likely claim amount that would be allowed by the Bankruptcy Court prior to the Bankruptcy Court’s ruling on the individual claims.  These estimates were based on reviews of claimants’ supporting material, obligations to mitigate such claims, and our assessments.   See Note 19 – Legal Proceedings and Contingencies in our Notes to Consolidated Financial Statements for further discussion of the claims reserves.

ACCOUNTING DEVELOPMENTS

For information on accounting developments, see Note 1 – Nature of Operations and Summary of Significant Accounting Policies.

OUTLOOK

In the Disclosure Statement to our Plan, we provided five-year projections indicating that as cyclical demand recovered to pre-recession levels, we believe our operating profitability will return to the levels seen prior to the recession.  Further, through investment in innovation, regional growth and a tight focus on execution, we will improve our operating profitability and percentage margins beyond their former pre-recession levels.

While those five-year projections were provided as a “point-in-time” projection that we will not repeat or refresh, many investors are aware of the 2011 Adjusted EBITDA performance target of $395 million, a 23% increase over 2010 Adjusted EBITDA of $320 million performance (see Adjusted EBITDA Reconciliation).  When the projections were prepared, we assumed that 2011 would be the “recovered year” when demand from the industries we serve would be comparable to demand in 2007.  While a number of those industries have recovered to 2007 levels, several industries are unlikely to do so in 2011.  We have adapted our business priorities to emphasize earlier than planned new product and capacity introductions and faster organic growth.  This has caused us to characterize the 2011 performance target as more aggressive, which will require us to execute on all of our business plans in order to be successful.  The key elements of our business plans are:

•
New product introductions. These include new organometallics applications in photovoltaics applications and LED lighting; the introduction of Emerald® range of flame retardant products; and the certification of the use of Weston™705 liquid antioxidant platform in food packaging films;

•
New manufacturing capacity. These include expansions in synthetic base stocks and greases used in transportation and other lubrication applications, capacity for the Emerald range of products and DEZ and TMA capacity for our organometallic products;

•	Raw material cost inflation. We must achieve the timely recovery of input cost increases through higher selling prices;

•	Reduced costs. Obtaining the operating efficiencies from our transformation project at our El Dorado, South Arkansas facility; and

•	Agricultural recovery. Realizing the benefit of improving conditions in the agricultural markets we serve.

There are a number of risks to achieving our business plans as described in Item 1A Risk Factors and summarized below in Forward Looking Statements, we have multiple initiatives to drive improvement in operating profitability.  Management incentive compensation is based on the 2011 Adjusted EBITDA performance target in the Disclosure Statement projections.

Adjusted EBITDA Reconciliation

Adjusted EBITDA is a financial measure we utilize that is not calculated or presented in accordance with GAAP.  While we believe that such measures are useful in evaluating our performance, investors should not consider them to be a substitute for financial measures prepared in accordance with GAAP.  In addition, the financial measures may differ from similarly titled financial measures used by other companies and do not provide a comparable view of our performance relative to other companies in similar industries.  Adjusted EBITDA for 2010 is calculated as follows:

(In millions)	2010

Operating profit	$38

Plus: Depreciation and amortization	175
Plus: Operational facility closures, severance and related costs	1
Less: Gain on sale of business	(2)
Plus: Impairment charges	57
Plus: Changes in estimates related to expected allowable claims	35
Plus: Non-cash stock-based compensation for post-confirmation awards	8
Plus: Loss on disposal of assets	2
Plus: Other non-recurring adjustments	6
Adjusted EBITDA	$320

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will,” “should,” “estimate,” “potential,” “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements.

Such risks and uncertainties include, but are not limited to:

•	The cyclical nature of the global chemicals industry;
•	Increases in the price of raw materials or energy and our ability to recover cost increases through increased selling prices for our products;
•	Disruptions in the availability of raw materials or energy;
•	Declines in general economic conditions;
•	The effects of competition;
•	The ability to comply with product registration requirements under European Union REACh legislation;
•	The effect of adverse weather conditions;
•	The ability to grow profitability in our Chemtura AgroSolutions™ segment;
•	Demand for Chemtura AgroSolutions™ segment products being affected by governmental policies;
•	The ability to implement the El Dorado, Arkansas restructuring program;
•	Current and future litigation, governmental investigations, prosecutions and administrative claims;
•	Environmental, health and safety regulation matters;
•	Federal regulations aimed at increasing security at certain chemical production plants;
•	Significant international operations and interests;
•	Our ability to maintain adequate internal controls over financial reporting;
•	Exchange rate and other currency risks;
•	Our dependence upon a trained, dedicated sales force;
•	Operating risks at our production facilities;
•	Our ability to protect our patents or other intellectual property rights;
•	Whether our patents may not provide full protection against competing manufacturers;
•	Our ability to remain technologically innovative and to offer improved products and services in a cost-effective manner;
•	The risks to our joint venture investments resulting from lack of sole decision making authority;
•	Our unfunded and underfunded defined benefit pension plans and post-retirement welfare benefit plans;
•	Whether we are required to fund the pension plan of our U.K. subsidiary;
•	Risks associated with possible climate change legislation, regulation and international accords;
•	The ability to support the carrying value of the goodwill and long-lived assets related to our businesses; and
•	Other risks and uncertainties detailed in Item 1A. Risk Factors in our filings with the Securities and Exchange Commission.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our activities expose our earnings, cash flows and financial condition to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and energy prices.  Prior to the Petition Date, we maintained a risk-management strategy that utilized derivative instruments as needed to mitigate risk against foreign currency movements and to manage interest rate and energy price volatility.  We did not enter into derivative financial instruments for trading or speculative purposes.

We have short-term exposure to changes in foreign currency exchange rates resulting from transactions entered into by us and our foreign subsidiaries in currencies other than their local currency (primarily trade payables and receivables).  We are also exposed to currency risk on inter-company transactions (including inter-company loans).  We manage these transactional currency risks on a consolidated basis, which allows us to net our exposure.  Prior to the Petition Date we purchased foreign currency forward contracts, primarily denominated in Euros, British Pounds Sterling, Canadian dollars, Mexican Pesos and Australian dollars to hedge our transaction exposure.  However, as a result of the Chapter 11 filing, our ability to hedge changes in foreign currency exchange rates resulting from transactions was restricted beginning in the first quarter of 2009.  Now that we have emerged from Chapter 11, we will implement progressively foreign exchange risk management programs during 2011 within what is permitted under our financing agreements.

When we are permitted by our financing agreements to enter into foreign currency forward contracts, these contracts generally are settled on a monthly basis.  Realized and unrealized gains and losses on foreign currency forward contracts are recognized in other income (expense), net, to offset the impact of valuing recorded foreign currency trade payables, receivables and inter-company transactions.  We have not designated these derivatives as hedges in accordance with U.S. generally accepted accounting principles (“GAAP”) although we believe these instruments help reduce our exposure to foreign currency risk.  The net effect of the realized and unrealized foreign currency gains and losses, including the effect of derivatives and the effect of underlying transactions, resulted in a pre-tax loss of $11 million, pre-tax loss of $22 million, and a pre-tax gain of $25 million in 2010, 2009 and 2008, respectively.

The following table provides information about our financial instruments that are sensitive to changes in interest rates.  The table presents principal cash flows and related weighted-average interest rates by stated maturity date for our debt.  Weighted-average variable interest rates are based on the applicable floating rate index as of December 31, 2010.

Interest Rate Sensitivity
						2016 and		Fair Value
(In millions)	2011	2012	2013	2014	2015	Thereafter	Total	at 12/31/10
Total debt:
Fixed rate debt	$-	$-	$-	$-	$-	$455	$455	$485
Average interest rate	7.88%	7.88%	7.88%	7.88%	7.88%	7.88%

Variable rate debt	$3	$-	$-	$1	$-	$295	$299	$299
Average interest rate (a)	5.50%	5.49%	5.49%	5.50%	5.50%	5.50%

(a) Average interest rate is based on rates in effect at December 31, 2010.

Item 8.  Financial Statements and Supplementary Data

CHEMTURA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2010, 2009, and 2008
(In millions, except per share data)

	2010	2009	2008

NET SALES	$2,760	$2,300	$3,154

COSTS AND EXPENSES
Cost of goods sold	2,103	1,721	2,437
Selling, general and administrative	315	289	323
Depreciation and amortization	175	162	221
Research and development	42	35	46
Facility closures, severance and related costs	1	3	23
Antitrust costs	-	10	12
(Gain) loss on sale of business	(2)	-	25
Impairment charges	57	39	986
Changes in estimates related to expected allowable claims	35	73	-
Equity income	(4)	-	(4)

OPERATING PROFIT (LOSS)	38	(32)	(915)
Interest expense (a)	(191)	(70)	(78)
Loss on early extinguishment of debt	(88)	-	-
Other (expense) income, net	(6)	(17)	9
Reorganization items, net	(303)	(97)	-

Loss from continuing operations before
income taxes	(550)	(216)	(984)
Income tax (provision) benefit	(22)	(10)	29

Loss from continuing operations	(572)	(226)	(955)
Loss from discontinued operations, net of tax	(1)	(63)	(16)
Loss on sale of discontinued operations, net of tax	(12)	(3)	-

Net loss	(585)	(292)	(971)

Less: net earnings attributable to non-controlling interests	(1)	(1)	(2)

Net loss attributable to Chemtura Corporation	$(586)	$(293)	$(973)

BASIC AND DILUTED PER SHARE INFORMATION - ATTRIBUTABLE TO CHEMTURA CORPORATION:
Loss from continuing operations, net of tax	$(2.58)	$(0.93)	$(3.94)
Loss from discontinued operations, net of tax	-	(0.26)	(0.07)
Loss on sale of discontinued operations, net of tax	(0.05)	(0.01)	-
Net loss attributable to Chemtura Corporation	$(2.63)	$(1.20)	$(4.01)

Basic and diluted weighted - average shares outstanding	223.0	242.9	242.3

AMOUNTS ATTRIBUTABLE TO CHEMTURA CORPORATION STOCKHOLDERS:
Loss from continuing operations, net of tax	$(573)	$(227)	$(957)
Loss from discontinued operations, net of tax	(1)	(63)	(16)
Loss on sale of discontinued operations, net of tax	(12)	(3)	-
Net loss attributable to Chemtura Corporation	$(586)	$(293)	$(973)

(a)
During 2010, $137 million of contractual interest expense was recorded relating to interest obligations on unsecured claims for the period from March 18, 2009 through the Effective Date that, as of the second quarter of 2010, were considered probable to be paid based on the plan of reorganization filed and later confirmed.  Included in this amount is contractual interest expense of $63 million for 2009.

See Accompanying Notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and 2009
 (In millions, except per share data)

	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$201	$236
Restricted cash	32	-
Accounts receivable	489	442
Inventories	528	489
Other current assets	171	227
Assets of discontinued operations	-	85
Total current assets	1,421	1,479

NON-CURRENT ASSETS
Property, plant and equipment	716	750
Goodwill	175	235
Intangible assets, net	429	474
Non-current restricted cash	6	-
Other assets	166	180

Total Assets	$2,913	$3,118

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term borrowings	$3	$252
Accounts payable	191	126
Accrued expenses	281	178
Income taxes payable	14	5
Liabilities of discontinued operations	-	37
Total current liabilities	489	598

NON-CURRENT LIABILITIES
Long-term debt	748	3
Pension and post-retirement health care liabilities	498	151
Other liabilities	207	197
Total liabilities not subject to compromise	1,942	949

LIABILITIES SUBJECT TO COMPROMISE	-	1,997

STOCKHOLDERS' EQUITY
Common stock - $.01 par value
Authorized - 500.0 shares
Issued - 95.6 shares in 2010 and 254.4 shares in 2009	1	3
Additional paid-in capital	4,305	3,039
Accumulated deficit	(3,068)	(2,482)
Accumulated other comprehensive loss	(276)	(234)
Treasury stock at cost - 11.5 shares in 2009	-	(167)
Total Chemtura Corporation stockholders' equity	962	159

Non-controlling interests	9	13
Total stockholders' equity	971	172

Total Liabilities and Stockholders' Equity	$2,913	$3,118

See Accompanying Notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2010, 2009 and 2008
(In millions)

Increase (decrease) in cash	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to Chemtura Corporation	$(586)	$(293)	$(973)
Adjustments to reconcile net loss attributable to Chemtura
to net cash (used in) provided by operating activities:
(Gain) loss on sale of business	(2)	-	25
Loss on sale of discontinued operations	12	3	-
Impairment charges	60	104	986
Loss on early extinguishment of debt	88	-	-
Depreciation and amortization	175	173	237
Stock-based compensation expense	10	3	5
Reorganization items, net	186	35	-
Changes in estimates related to expected allowable claims	35	73	-
Non-cash contractual post-petition interest expense	113	-	-
Provision for doubtful accounts	3	5	3
Equity income	(4)	-	(4)
Deferred taxes	34	-	(74)
Changes in assets and liabilities, net:
Accounts receivable	(77)	36	89
Impact of accounts receivable facilities	-	(103)	(136)
Inventories	(36)	85	(12)
Restricted cash	(38)	-	-
Other current assets	11	(4)	(41)
Other assets	(4)	(10)	2
Accounts payable	70	16	(25)
Accrued expenses	36	(15)	(61)
Income taxes payable	(18)	(28)	(11)
Deposit for civil antitrust settlements in escrow	-	-	15
Pension and post-retirement health care liabilities	(61)	(26)	(46)
Liabilities subject to compromise	(195)	(31)	-
Other liabilities	(10)	26	17
Other	(6)	-	(7)
Net cash (used in) provided by operating activities	(204)	49	(11)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	43	3	64
Payments for acquisitions, net of cash acquired	-	(5)	(41)
Capital expenditures	(124)	(56)	(121)
Net cash used in investing activities	(81)	(58)	(98)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Senior Notes	452	-	-
Proceeds fromTerm Loan	292	-	-
Proceeds from Amended DIP Credit Facility	299	-	-
Payments on Amended DIP Credit Facility	(300)	-	-
(Payments on) proceeds from DIP Credit Facility, net	(250)	250	-
Repayments of 6.875% Notes due 2016	(75)	-	-
Repayments of 6.875% Debentures due 2026	(19)	-	-
Repayments of 7% Notes due 2009	(44)	-	-
(Payments on) proceeds from 2007 Credit Facility, net	(54)	(28)	180
Proceeds from long term borrowings	-	1	1
Payments on long term borrowings	-	(18)	(31)
Payments on short term borrowings, net	-	(2)	(1)
Payments for debt issuance and refinancing costs	(40)	(30)	(1)
Payments for make-whole and no-call provisions	(10)	-	-
Dividends paid	-	-	(36)
Other financing activities	-	-	2
Net cash provided by financing activities	251	173	114

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(1)	4	(14)
Change in cash and cash equivalents	(35)	168	(9)
Cash and cash equivalents at beginning of year	236	68	77
Cash and cash equivalents at end of year	$201	$236	$68

See Accompanying Notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2010, 2009 and 2008
(In millions, except per share data)

						Accumulated
	Common			Additional		Other		Non
	Shares	Treasury	Common	Paid-in	Accumulated	Comprehensive	Treasury	Controlling
	Issued	Shares	Stock	Capital	Deficit	Income (Loss)	Stock	Interests	Total
Balance, January 1, 2008	253.6	11.5	$3	$3,028	$(1,180)	$168	$(167)	$46	$1,898
Comprehensive loss:
Net (loss) earnings					(973)			2	(971)
Equity adjustment for translation of foreign
currencies, net of deferred tax expense of $10						(189)		(2)	(191)
Unrecognized pension and post-retirement
plan costs, net of deferred tax benefit of $19						(186)			(186)
Changes in fair value of derivatives						(1)			(1)
Total comprehensive loss									(1,349)
Cash dividends ($0.15 per share)					(36)				(36)
Dividends attributable to the noncontrolling interest								(1)	(1)
Acquisition of noncontrolling interests' share
of subsidiaries								(35)	(35)
Other								3	3
Stock-based compensation				6					6
Stock options exercised	0.1			1					1
Other issuances	0.4			1					1
Balance, December 31, 2008	254.1	11.5	3	3,036	(2,189)	(208)	(167)	13	488
Comprehensive loss:
Net loss					(293)			1	(292)
Equity adjustment for translation of foreign
currencies						51			51
Unrecognized pension and post-retirement
plan costs, net of deferred tax provision of $1						(78)			(78)
Changes in fair value of derivatives						1			1
Total comprehensive loss									(318)
Other								(1)	(1)
Stock-based compensation				3					3
Other issuances	0.3			-					-
Balance, December 31, 2009	254.4	11.5	3	3,039	(2,482)	(234)	(167)	13	172
Comprehensive loss:
Net loss					(586)			1	(585)
Equity adjustment for translation of foreign
currencies						(26)			(26)
Unrecognized pension and post-retirement
plan costs, net of deferred tax provision of $4						(16)			(16)
Total comprehensive loss									(627)
Cancellation of Chemtura previous common stock	(254.4)		(3)	3
Treasury stock cancellation		(11.5)		(167)			167		-
Issuance of reorganized Chemtura common stock	95.5		1	1,423					1,424
Dividends attributable to the noncontrolling interest								(1)	(1)
Stock-based compensation				7					7
Purchase of subsidiary shares from noncontrolling interest								(4)	(4)
Other issuances	0.1								-
Balance, December 31, 2010	95.6	-	$1	$4,305	$(3,068)	$(276)	$-	$9	$971

See Accompanying Notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Chemtura Corporation, together with our consolidated subsidiaries is dedicated to delivering innovative, application-focused specialty chemical and consumer product offerings.  Our principal executive offices are located in Philadelphia, Pennsylvania and Middlebury, Connecticut.  We operate in a wide variety of end-use industries, including agriculture, automotive, construction, electronics, lubricants, packaging, plastics for durable and non-durable goods, pool and spa chemicals, and transportation.

When we use the terms “Corporation,” “Company,” “Chemtura,” “Registrant,” “We,” “Us” and “Our,” unless otherwise indicated or the context otherwise requires, we are referring to Chemtura Corporation and our consolidated subsidiaries.

We are the successor to Crompton & Knowles Corporation (“Crompton & Knowles”), which was incorporated in Massachusetts in 1900 and engaged in the manufacture and sale of specialty chemicals beginning in 1954.  Crompton & Knowles traces its roots to the Crompton Loom Works incorporated in the 1840s.  Chemtura expanded the specialty chemical business through acquisitions in the United States and Europe, including the 1996 acquisition of Uniroyal Chemical Company, Inc. (“Uniroyal”), the 1999 merger with Witco Corporation (“Witco”) and the 2005 acquisition of Great Lakes Chemical Corporation (“Great Lakes”).

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of Chemtura and our wholly-owned and majority-owned subsidiaries that we control.  Other affiliates in which we have a 20% to 50% ownership interest or a non-controlling majority interest are accounted for in accordance with the equity method.  Other investments in which we have less than 20% ownership are recorded at cost.  All significant intercompany balances and transactions have been eliminated in consolidation.

Our Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

We operated as a debtor-in-possession under the protection of the U.S. Bankruptcy Court from March 18, 2009 (the “Petition Date”) through November 10, 2010 (the “Effective Date”).  From the Petition Date through the Effective Date, our Consolidated Financial Statements were prepared in accordance with Accounting Standards Codification (“ASC”) Section 852-10-45, Reorganizations – Other Presentation Matters (“ASC 852-10-45”) which requires that financial statements, for periods during the pendency of our Chapter 11 filings, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain income, expenses, realized gains and losses and provisions for losses that were realized or incurred in the Chapter 11 cases were recorded in reorganization items, net on our Consolidated Statements of Operations.  In addition, pre-petition obligations impacted by the Chapter 11 cases were classified as liabilities subject to compromise (“LSTC”) on our Consolidated Balance Sheet at December 31, 2009, and reported at the amounts expected to be allowed by the U.S. Bankruptcy Court, even if they may be settled for a lesser amount.  In connection with our emergence from Chapter 11 on November 10, 2010, we recorded certain “plan effect” adjustments to our Consolidated Financial Statements as of the Effective Date in order to reflect certain provisions of our plan of reorganization.  See Note 2 – Bankruptcy Proceedings and Emergence from Chapter 11 for a further discussion on our emergence from Chapter 11.

Accounting Policies

Revenue Recognition

Substantially all of our revenues are derived from the sale of products.  Revenue is recognized when risk of loss and title to the product is transferred to the customer.  Revenue is recorded net of taxes collected from customers that are remitted to governmental authorities with the collected taxes recorded as current liabilities until remitted to the respective governmental authorities.  Our products are sold subject to various shipping terms. Our terms of delivery are included on our sales invoices and order confirmation documents.

Customer Rebates

We accrue for the estimated cost of customer rebates as a reduction of sales.  Customer rebates are primarily based on customers achieving defined sales targets over a specified period of time.  We estimate the cost of these rebates based on the likelihood of the rebate being achieved and recognize the cost as a deduction from sales when such sales are recognized.  Rebate programs are monitored on a regular basis and adjusted as required.  Our accruals for customer rebates were $20 million and $18 million at December 31, 2010 and 2009, respectively.

Operating Costs and Expenses

Cost of goods sold (“COGS”) includes all costs incurred in manufacturing goods, including raw materials, direct manufacturing costs and manufacturing overhead.  COGS also includes warehousing, distribution, engineering, purchasing, customer service, environmental, health and safety functions, and shipping and handling costs for outbound product shipments.  Selling, general and administrative (“SG&A”) expenses include costs and expenses related to the following functions and activities: selling, advertising, legal, provision for doubtful accounts, corporate facilities and corporate administration.  SG&A also includes accounting, information technology, finance and human resources, excluding direct support in manufacturing operations, which is included as COGS.  Research and development (“R&D”) expenses include basic and applied research and development activities of a technical and non-routine nature.  R&D costs are expensed as incurred.  COGS, SG&A and R&D expenses exclude depreciation and amortization expenses which are presented on a separate line in our Consolidated Statements of Operations.

Other (Expense) Income, Net

Other (expense) income, net includes costs associated with our accounts receivable facilities, foreign exchange gains (losses), and interest income.

(In millions)	2010	2009	2008

Costs of accounts receivable facilities	$-	$(2)	$(16)
Foreign exchange (loss) gain	(11)	(22)	25
Interest income	3	7	8
Fees associated with debt waivers and amendments	-	-	(6)
Other items, individually less than $1 million	2	-	(2)

	$(6)	$(17)	$9

Allowance for Doubtful Accounts

Included in accounts receivable are allowances for doubtful accounts in the amount of $24 million in 2010 and $32 million in 2009.  The allowance for doubtful accounts reflects a reserve representing our estimate of the amounts that may not be collectible.  In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our reserves, including historical data, experience, customer types, credit worthiness, and economic trends. From time to time, we may adjust our assumptions for anticipated changes in any of these or other factors expected to affect collection.

Inventory Valuation

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation.  Depreciation expense from continuing operations ($138 million in 2010, $124 million in 2009, and $177 million in 2008) is computed on the straight-line method using the following ranges of asset lives: land improvements - 3 to 20 years; buildings and improvements - 2 to 40 years; machinery and equipment - 2 to 25 years; information systems and equipment - 2 to 10 years; and furniture, fixtures and other - 1 to 10 years.

Renewals and improvements that significantly extend the useful lives of the assets are capitalized.  Capitalized leased assets and leasehold improvements are depreciated over the shorter of their useful lives or the remaining lease term.  Expenditures for maintenance and repairs are charged to expense as incurred.

Intangible Assets

Patents, trademarks and other intangibles assets are being amortized principally on a straight-line basis using the following ranges for their estimated useful lives: patents - 4 to 20 years; trademarks - 7 to 35 years; customer relationships - 10 to 30 years; production rights - 10 to 11 years; and other intangibles - 5 to 20 years.  See Note 8 – Goodwill and Intangible Assets for further information.

Recoverability of Long-Lived Assets and Goodwill

We evaluate the recoverability of the carrying value of long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under such circumstances, we assess whether the projected undiscounted cash flows of our businesses are sufficient to recover the existing unamortized cost of our long-lived assets.  If the undiscounted projected cash flows are not sufficient, we calculate the impairment amount by discounting the projected cash flows using our weighted-average cost of capital.  The amount of the impairment is written off against earnings in the period in which the impairment is determined.

We evaluate the recoverability of the carrying value of goodwill on an annual basis as of July 31, or when events occur or circumstances change.  See Note 8 - Goodwill and Intangible Assets for further details.

Income Taxes

We account for income taxes using the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted rates.  The effect of a change in tax rates on deferred tax assets is recognized in income in the period that includes the enactment date.

We recognize the financial statement effects of an uncertain income tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  We accrue for other tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated.

Provision is made for taxes on undistributed earnings of foreign subsidiaries and related companies to the extent that such earnings are not deemed to be indefinitely reinvested.

Environmental Liabilities

Each quarter we evaluate and review our estimates for future remediation, operation and management costs directly related to environmental remediation, to determine appropriate environmental reserve amounts.  For each site where the cost of remediation is probable and reasonably estimable, we determine the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by us and the anticipated time frame over which payments to implement the remediation plan will occur. At sites where we expect to incur ongoing operations and maintenance expenditures, we accrue on an undiscounted basis, for a period of generally 10 years, those costs which are probable and reasonably estimable.  Environmental liabilities related to claims as part of the Chapter 11 cases are reflected in our Consolidated Balance Sheet at amounts expected to be allowed by the Bankruptcy Court.

Litigation and Contingencies

In accordance with guidance now codified under ASC Topic 450, Contingencies, we record in our Consolidated Financial Statements amounts representing our estimated liability for claims, litigation and guarantees.  As information about current or future litigation or other contingencies becomes available, management assesses whether such information warrants the recording of additional expenses relating to those contingencies.  See Note 19 - Legal Proceedings and Contingencies for further information.

Stock-Based Compensation

We recognize compensation expense for stock-based awards issued over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  Stock-based compensation expense is measured at the date of grant, based on the fair value of the award.  Stock-based compensation expense recognized was $10 million, $3 million, and $5 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Derivative Instruments

Derivative instruments are presented in our accompanying Consolidated Financial Statements at fair value as required by GAAP.  See Note 16 - Derivative Instruments and Hedging Activities for further details.

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

Cash Flows

Cash and cash equivalents include bank term deposits with original maturities of three months or less.  Included in cash and cash equivalents in our Consolidated Balance Sheets at both December 31, 2010 and 2009 is $1 million and $2 million, respectively of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.

Included in our restricted cash balance at December 31, 2010 is $38 million of cash on deposit for the settlement of disputed bankruptcy claims that existed on our Emergence Date.  At December 31, 2010, $32 million and $6 million of restricted cash is included within current assets and non-current assets, respectively, in our Consolidated Balance Sheet.

In addition to settling approximately $373 million of liabilities subject to compromise in cash upon our emergence, we issued approximately $1.4 billion of common stock for the settlement of liabilities subject to compromise in accordance with our confirmed plan of reorganization.

Cash payments included interest payments of $56 million in 2010 (which includes $24 million of interest payments in accordance with the Plan), $45 million in 2009 and $80 million in 2008. Cash payments also included income tax payments (net of refunds) of $6 million in 2010, $33 million in 2009 and $60 million in 2008.

Accounting Developments

Recently Implemented

In December 2007, the FASB issued guidance now codified as ASC Section 810-10-65, Consolidations – Transition and Open Effective Date Information (“ASC 810-10-65”), which requires companies to treat non-controlling interests (commonly referred to as minority interests) as a separate component of shareholders’ equity and not as a liability.  The provisions of ASC 810-10-65 were effective as of the beginning of our 2009 fiscal year.

In December 2007, the FASB issued guidance now codified as ASC Topic 805, Business Combinations (“ASC 805”), which requires, among other items, that identifiable assets, liabilities, non-controlling interests and goodwill acquired in a business combination be recorded at full fair value.  The provisions of ASC 805 were effective as of the beginning of our 2009 fiscal year.  The adoption of ASC 805 did not have a material impact on our consolidated financial condition and results of operations.  Future adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions made prior to 2009 will impact the statement of operations based on the provisions of ASC 805.

Effective January 1, 2008, we adopted ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) with respect to our financial assets and liabilities.  In February 2008, the Financial Accounting Standards Board (the “FASB”) issued updated guidance related to fair value measurements, which is included in ASC 820.  The updated guidance provided a one year deferral of the effective date of ASC 820 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  Therefore, we adopted the provisions of ASC 820 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on our results of operations, financial condition or disclosures.

In March 2008, the FASB issued guidance now codified as ASC Topic 815, Derivatives and Hedging (“ASC 815”), which requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under ASC 815, and how derivative instruments and related hedged items affect a company’s financial condition, financial performance, and cash flows.  The provisions of ASC 815 are effective as of the beginning of our 2009 fiscal year.  We adopted the provisions of ASC 815 as of December 31, 2009.  The adoption of this guidance did not have a material impact on our results of operations, financial condition because it provides enhanced disclosure requirements only.

In December 2008, the FASB issued guidance now codified as ASC Topic 715, Compensation - Retirement Benefits (“ASC 715”) which requires additional disclosures about plan assets of defined benefit pension and other postretirement benefit plans. The provisions of ASC 715 are effective for fiscal years ending after December 15, 2009.   We adopted the provisions of ASC 715 as of December 31, 2009.  The adoption of this guidance did not have a material impact on our results of operations, financial condition because it provides enhanced disclosure requirements only.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, Subsequent Events (“ASC 855”), which provides authoritative accounting literature related to evaluating subsequent events.  ASC 855 is similar to the current guidance with some exceptions that are not intended to result in significant change to current practice.  On February 24, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASC 2010-09”), which amends ASC 855. ASU 2010-09 addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent event procedures. ASU 2010-09 is effective immediately.  We adopted ASU 2010-09 in our Quarterly Report for the quarter ended March 31, 2010 and as a result of the adoption we no longer are required to disclose the date through which subsequent events have been evaluated.

In June 2009, FASB issued guidance now codified as ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”).  ASC 105 establishes only two levels of GAAP, authoritative and non-authoritative.  The FASB Accounting Standards Codification (the “Codification”) is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants.  All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.  The standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our results of operations, financial condition or disclosures.  References made to FASB guidance throughout this document have been updated for the Codification.

In June 2009, the FASB issued guidance now codified as ASC Topic 810, Consolidation (“ASC 810”), which amends certain guidance for determining whether an entity is a variable interest entity (“VIE”).  ASC 810 requires an enterprise to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE.  A company would be required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance.  In addition, ASC 810 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE.  The standard is effective for financial statements for interim or annual reporting periods that begin after November 15, 2009.  Earlier application is prohibited.  We adopted the provisions of ASC 810 effective as of January 1, 2010 and its adoption did not have a material impact on our results of operations, financial condition or disclosures.

On January 21, 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”), which amends ASC 820. ASU 2010-06 adds new requirements for disclosures about transfers into and out of fair value hierarchy Levels 1 and 2, as defined in ASC 820, and separate disclosures about purchases, sales, issuances, and settlements relating to fair value hierarchy Level 3 measurements.  ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets.  ASU 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the fair value hierarchy Level 3 activity mentioned above, which will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on our results of operations, financial condition because it provides enhanced disclosure requirements only.

Risks and Uncertainties

Our revenues are largely dependent on the continued operation of our manufacturing facilities.  There are many risks involved in operating chemical manufacturing plants, including the breakdown, failure or substandard performance of equipment, operating errors, natural disasters, the need to comply with directives of, and maintain all necessary permits from, government agencies and potential terrorist attacks.  Our operations can be adversely affected by raw material shortages, labor force shortages or work stoppages and events impeding or increasing the cost of transporting our raw materials and finished products.  The occurrence of material operational problems, including but not limited to the events described above, may have a material adverse effect on the productivity and profitability of a particular manufacturing facility.  With respect to certain facilities, such events could have a material effect on Chemtura as a whole.

Our operations are also subject to various hazards incident to the production of industrial chemicals.  These include the use, handling, processing, storage and transportation of certain hazardous materials.  Under certain circumstances, these hazards could cause personal injury and loss of life, severe damage to and destruction of property and equipment, environmental damage and suspension of operations.  Claims arising from any future catastrophic occurrence at any one of our facilities may result in us being named as a defendant in lawsuits asserting potential claims.

We perform ongoing credit evaluations of our customers’ financial condition including an assessment of the impact, if any, of prevailing economic conditions.  We generally do not require collateral from our customers.  We are exposed to credit losses in the event of nonperformance by counterparties on derivative instruments when utilized.  The counterparties to these transactions are major financial institutions, which may be adversely affected by global economic impacts.  However, we consider the risk of default to be minimal.

International operations are subject to various risks which may or may not be present in U.S. operations.  These risks include political instability, the possibility of expropriation, restrictions on dividends and remittances, instabilities of currencies, requirements for governmental approvals for new ventures and local participation in operations such as local equity ownership and workers' councils.  Currency fluctuations between the U.S. dollar and the currencies in which we conduct business have caused and will continue to cause foreign currency transaction gains and losses, which may be material.  Any of these events could have an adverse effect on our international operations.

2) BANKRUPTCY PROCEEDINGS AND EMERGENCE FROM CHAPTER 11

Liquidity and Bankruptcy Proceedings

The recent crisis in the credit markets compounded the liquidity challenges we faced in the fourth quarter of 2008 and the beginning of 2009.  Under normal market conditions, we believed we would have been able to refinance our $370 million notes maturing on July 15, 2009 (the “2009 Notes”) in the debt capital markets.  However, with the deterioration of the credit market in the late summer of 2008 combined with our then deteriorating financial performance, we did not believe we would be able to refinance the 2009 Notes on commercially reasonable terms, if at all.  Having carefully explored and exhausted all possibilities to gain near-term access to liquidity, we determined that debtor-in-possession (“DIP”) financing presented the best available alternative for us to meet our immediate and ongoing liquidity needs and preserve the value of our business.  As a result, having obtained the commitment of $400 million senior secured super priority DIP credit facility agreement (the “DIP Credit Facility”), Chemtura and 26 of our U.S. affiliates (collectively the “U.S. Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) on March 18, 2009 (the “Petition Date”)in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).

On August 8, 2010, our Canadian subsidiary, Chemtura Canada Co/Cie (“Chemtura Canada”), filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.  On August 11, 2010, Chemtura Canada commenced ancillary recognition proceedings under Part IV of the Companies’ Creditors Arrangement Act (the “CCAA”) in the Ontario Superior Court of Justice (the “Canadian Court” and such proceedings, the “Canadian Case”).  The U.S. Debtors along with Chemtura Canada (collectively the “Debtors”) requested the Bankruptcy Court to enter an order jointly administering Chemtura Canada’s Chapter 11 case with the previously filed Chapter 11 cases under lead case number 09-11233 (REG) and appoint Chemtura Canada as the “foreign representative” for the purposes of the Canadian Case.  Such orders were granted on August 9, 2010.  On August 11, 2010, the Canadian Court entered an order recognizing the Chapter 11 cases as a “foreign proceedings” under the CCAA.

On June 17, 2010, the U.S. Debtors filed the initial version of our plan of reorganization and related disclosure statement (as amended, modified or supplemented, the “Plan” and “Disclosure Statement”) with the Bankruptcy Court and on July 9, 2010, July 20, 2010, August 5, 2010, September 14, 2010 and September 20, 2010, the Debtors filed revised versions of the Plan and Disclosure Statement with the Bankruptcy Court.  The final version of the Plan was filed with the Bankruptcy Court on October 29, 2010.  The Plan organized claims against the Debtors into classes according to their relative priority and certain other criteria.  For each class, the Plan described (a) the type of claim or interest, (b) the recovery available to the holders of claims or interests in that class under the Plan, (c) whether the class was “impaired” under the Plan, meaning that each holder would receive less than the full value on account of its claim or interest or that the rights of holders under law will be altered in some way (such as receiving stock instead of holding a claim) and (d) the form of consideration (e.g., cash, stock or a combination thereof), if any, that such holders were to receive on account of their respective claims or interests.  Distributions to creditors under the Plan generally included a combination of common shares in the capital of the reorganized company authorized pursuant to the Plan (“New Common Stock”), cash, reinstatement or such other treatment as agreed between the Debtors and the applicable creditor.  Certain creditors were eligible to elect, when voting on the Plan, to receive their recovery in the form of the maximum available amount of cash or the maximum available amount of New Common Stock.  Holders of previously outstanding Chemtura stock (“Holders of Interests”), based upon their vote as a class to reject the Plan, received their pro rata share of value available for distribution, after all allowed claims have been paid in full and certain disputed claims reserves required by the Plan have been established in accordance with the terms of the Plan.  Holders of Interests may also be entitled to supplemental distributions if amounts reserved on account of disputed claims exceed the value of claims that are ultimately allowed.

On October 21, 2010, the Bankruptcy Court entered a bench decision approving confirmation of the Debtors’ Plan and on November 3, 2010, the Bankruptcy Court entered an order confirming the Plan.  On November 10, 2010 (the “Effective Date”), the Debtors substantially consummated their reorganization through a series of transactions contemplated by the Plan and the Plan became effective.  Pursuant to the Plan, on the Effective Date: (i) our common stock, par value $0.01 per share, outstanding prior to effectiveness of the Plan was cancelled and all of our outstanding publicly registered pre-petition indebtedness was settled, and (ii) shares of our New Common Stock, par value $0.01 per share were issued for distribution in accordance with the Plan.  On November 8, 2010, the New York Stock Exchange (“NYSE”) approved for listing a total of 111 million shares of New Common Stock, as authorized under the Plan, comprising (i) approximately 95.5 million shares of New Common Stock to be issued under the Plan; (ii) approximately 4.5 million shares of New Common Stock reserved for future issuances under the Plan; and (iii) 11 million shares of New Common Stock reserved for issuance under our equity plans.  Our New Common Stock started “regular way” trading on the NYSE under the ticker symbol “CHMT” on November 11, 2010.

The Plan allowed for payment in full (including interest) on all allowed claims.  Holders of Interest in our common stock received a pro-rata share of New Common Stock in accordance with the Plan as well.

At the Effective Date, we determined that we did not meet the requirements under ASC Section 852-10-45, Reorganizations – Other Presentation Matters (“ASC 852-10-45”) to adopt fresh start accounting because the reorganized value of our assets exceeded the carrying value of our liabilities.  Fresh start accounting would have required us to record assets and liabilities at fair value as of the Effective Date.

In connection with our emergence from Chapter 11, the provisions of the Plan were accounted for as of the Effective Date or will be accounted for as further settlements occur.  These adjustments will include the release of the exit financing proceeds from escrow, the distribution of approximately $891 million in cash and the issuance of 95.5 million shares of New Common Stock, primarily for the discharge of liabilities subject to compromise, the repayment of the Amended DIP Credit Facility, pension contributions and various other administrative claims.  As a result, our equity increased by approximately $1.4 billion as of the Effective Date.

Liabilities Subject to Compromise and Reorganization Items

As a consequence of our Chapter 11 cases, substantially all claims and litigations against the Debtors in existence prior to the filing of the petitions for relief or relating to acts or omissions prior to the filing of the petitions for relief were stayed until our emergence.  These estimated claims were reflected in our Consolidated Balance Sheet as liabilities subject to compromise as of December 31, 2009.  These amounts represented our estimate of known or potential pre-petition liabilities that either had resulted in an allowed claim or were probable of resulting in an allowed claim against the Debtors in connection with the Chapter 11 cases.  Claims that had not yet become an allowed claim were recorded at the estimated amount of the allowed claim which may have been different from the amount for which the liability was settled.  Subsequent to the Effective Date, certain disputed claims have not been allowed and remain outstanding.  Such claims remain subject to future adjustments.

The Bankruptcy Court established October 30, 2009 as the Bar Date for filing proofs of claim against the U.S. Debtors.  The Debtors received approximately 15,500 proofs of claim covering a broad array of areas.  We have completed our evaluation of the amounts asserted in and the factual and legal basis of the proofs of claim filed against the Debtors and have filed objections to each claim with which the Debtors disagree.

Pursuant to the Plan, and by orders of the Bankruptcy Court dated September 24, 2010, October 19, 2010 and October 29, 2010, the Debtors have established the Diacetyl Reserve, the Environmental Reserve and the Disputed Claims Reserve on account of disputed claims as of the Effective Date of the Plan.  The Diacetyl Reserve was approved by the Bankruptcy Court in the amount of $7 million, comprised of separate segregated reserves, and has since been reduced as settlement agreements have been approved by the Bankruptcy Court.  The Environmental Reserve was approved by the Bankruptcy Court in the amount of $38 million, a portion of which is further segregated into certain separate reserves established to account for settlements that are pending Bankruptcy Court approval, and has since been reduced as settlement agreements have been approved by the Bankruptcy Court.  The Disputed Claims Reserve was approved by the Bankruptcy Court in the amount of $42 million, plus additional segregated individual reserves for certain creditors' claims in the aggregate amount of $30 million.  All claims as to which an objection was filed will be satisfied, if and to the extent they are allowed by the Bankruptcy Court, from one of the above-mentioned claims reserves.  These reserves have been funded through cash (which is reflected as restricted cash on our Consolidated Balance Sheet) and shares of common stock reserved for future issuance.  Accruals for expected allowed claims relating to these disputed claims are based on our estimate of the ultimate allowed claim which may differ from the total of the above mentioned reserves.

Pursuant to the Plan and the October 29, 2010 order approving the Disputed Claims Reserve, Holders of Interests in Chemtura shares may also be entitled to supplemental distributions (in the form of cash or stock) if amounts reserved on account of disputed claims exceed the value of claims that are ultimately allowed.  These Holders of Interests will be entitled to a portion of any excess value held in specified segregated reserves within the Disputed Claims Reserve following the resolution of the claims for which the segregated reserves are held.  These Holders of Interests will also be entitled to all excess value held in the Disputed Claims Reserve after all disputed claims are either disallowed or allowed and satisfied from the Disputed Claims Reserve.  If authorized by the Bankruptcy Court, Holders of Interests may also be entitled to interim distributions from the Disputed Claims Reserve if the Bankruptcy Court determines that the amount held in the reserve may be reduced before all disputed claims have been allowed or disallowed.

Liabilities subject to compromise as of December 31, 2009 consist of the following:

As of
(In millions)	December 31, 2009
6.875% Notes due 2016 (a)	$500
7% Notes due July 2009 (a)	370
6.875% Debentures due 2026 (a)	150
2007 Credit Facility (a)	152
Other borrowings	3
Total debt subject to compromise	1,175

Pension and post-retirement health care liabilities	405
Accounts payable	130
Environmental reserves	42
Litigation reserves	127
Unrecognized tax benefits and other taxes	79
Accrued interest expense	7
Other miscellaneous liabilities	32
Total liabilities subject to compromise	$1,997

(a)
During 2009, the carrying value of pre-petition debt was adjusted to its respective face value as this represented the expected allowable claim in the Chapter 11 cases.  As a result, unamortized debt issuance costs, discounts and premiums were charged to reorganization items, net on our Consolidated Statements of Operations.  During 2010, further adjustments were made based on the allowed claim amounts.

The change in the liabilities subject to compromise balance during 2010 is detailed as follows:

(In millions)
Balance at December 31, 2009	$1,997
Post-petition interest expense	137
Changes in estimates related to expected allowable claims	36
Post-retirement plan benefit modifications	(23)
Post-retirement plan payments	(11)

Effects of Plan consummation:
Reinstated assumed liabilities	(451)
Reinstated disputed claims not yet allowed	(78)
Cash payments for settlements upon emergence	(373)
New Common Stock issuance for settlements upon emergence	(1,423)
Loss on settlements related to Plan consummation	$(189)

Reorganization items are presented separately in our Consolidated Statements of Operations on a net basis and represent items realized or incurred by us as a direct result of our Chapter 11 cases.

The reorganization items, net recorded in our Consolidated Statements of Operations consist of the following:

	Year-Ended	Year-Ended
(In millions)	December 31, 2010	December 31, 2009
Professional fees and other	$117	60
Write-off of debt discounts and premiums (a)	(2)	24
Write-off of debt issuance costs (a)	-	7
Write-off of deferred charges related to termination of
U.S. accounts receivable facility	-	4
Rejections or terminations of lease and other contract agreements (b)	2	9
Severance - closure of manufacturing plants and warehouses (b)	3	1
Claim settlements, net (c)	183	(8)

Total reorganization items, net	$303	97

(a)
During 2009, the carrying value of pre-petition debt was adjusted to its respective face value as this represented the expected allowable claim in the Chapter 11 cases.  As a result, unamortized debt issuance costs, discounts and premiums were charged to reorganization items, net on our Consolidated Statements of Operations.  During 2010, further adjustments were made based on the allowed claim.

(b)
Represents charges for cost savings initiatives for which Bankruptcy Court approval has been obtained or requested.  For additional information see Note 4 – Restructuring and Asset Impairment Activities.

(c)
Represents the difference between the settlement amount of certain pre-petition obligations (which for obligations settled in New Common Stock is based on the fair value of our stock at the issuance date) and the corresponding carrying value of the recorded liabilities.

Condensed Debtor Combined Financial Statements

Condensed Combined Financial Statements for the U.S. Debtors as of December 31, 2009 and for the year ended December 31, 2009 are presented below.  These Condensed Combined Financial Statements include investments in subsidiaries carried under the equity method.

U.S. Debtors Condensed Combined Statement of Operations
(In millions)
Year Ended
December 31, 2009

Net sales	$1,826

Cost of goods sold	1,472
Selling, general and administrative	181
Depreciation and amortization	105
Research and development	20
Antitrust costs	9
Changes in estimates related to expected allowable claims	73

Operating loss	(34)

Interest expense	(77)
Other expense, net	(18)
Reorganization items, net	(96)
Equity in net loss of subsidiaries	(43)

Loss before income taxes	(268)
Income tax benefit	25

Loss from continuing operations	(243)
Loss from discontinued operations, net of tax	(50)
Net loss	$(293)

U.S. Debtors Condensed Combined Balance Sheet
as of December 31, 2009
(In millions)
ASSETS
Current assets	$706
Intercompany receivables	538
Investment in subsidiaries	1,942
Property, plant and equipment	422
Goodwill	149
Other assets	397
Total assets	$4,154

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$400
Intercompany payables	65
Other long-term liabilities	73
Total liabilities not subject to compromise	538
Liabilities subject to compromise (a)	3,444
Total stockholders' equity	172
Total liabilities and stockholders' equity	$4,154

(a) Includes inter-company payables of $1,447 million.

U.S. Debtors Condensed Combined Statement of Cash Flows
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

3) ACQUISITIONS AND DIVESTITURES

Acquisitions

GLCC Laurel, LLC

On March 12, 2008, we purchased the remaining interest in GLCC Laurel, LLC for $11 million.  As GLCC Laurel, LLC was already being consolidated in our financial statements, the purchase price was allocated to reduce the non-controlling interest by $23 million.  The value of the long-lived assets was reduced by $14 million (as the fair value of the assets exceeded the purchase price) with the residual amounts allocated to other assets.

Baxenden

On February 29, 2008, we acquired the remaining stock of Baxenden Chemicals Limited Plc for approximately $26 million.  The purchase price was allocated to goodwill of $9 million; intangible assets of $ 7 million; property, plant, and equipment of $5 million; and other net assets of $5 million.

Divestitures

PVC Additives Divestiture

On April 30, 2010, we completed the sale of our PVC additives business to Galata Chemicals LLC (formerly known as Artek Aterian Holding Company, LLC) and its sponsors, Aterian Investment Partners Distressed Opportunities, LP and Artek Surfin Chemicals Ltd. (collectively, “Galata”) for net proceeds of $38 million which included a working capital adjustment that has been finalized and the settlement payments were received during the fourth quarter of 2010.  The net assets sold consisted of accounts receivable of $47 million, inventory of $42 million, other current assets of $6 million, other assets of $1 million, pension and other post-retirement health care liabilities of $25 million, accounts payable of $3 million and other accrued liabilities of $1 million.  A pre-tax loss of approximately $13 million was recorded on the sale after the elimination of $16 million of accumulated other comprehensive income (“AOCI”) resulting from the liquidation of a foreign subsidiary as part of the transaction.

We classified the PVC additives business as discontinued operations in our Consolidated Statements of Operations for all periods presented.  We determined the cash flows associated with the continuation of activities are deemed indirect and we evaluated whether we had significant continued involvement in the operations of the disposed businesses.  Accordingly, we did not deem our involvement with the disposed business subsequent to the sale to be significant.  All applicable disclosures included in the accompanying footnotes have been updated to reflect the PVC additives business as a discontinued operation.

Loss from discontinued operations for periods with activities consists of the following:

	Year Ended
(In millions)	2010	2009		2008

Net Sales	$96	$241		$392

Pre-tax loss from discontinued operations	$(1)	$(69	)(a)	$(14)
Income tax benefit (provision)	-	6		(2)
Loss from discontinued operations	$(1)	$(63)		$(16)

(a)
In 2009, we recorded a pre-tax impairment charge of $65 million to write-down the value of property, plant and equipment, net and intangible assets, net (see Note 4 – Restructuring and Asset Impairment Activities for further information).

The current assets of discontinued operations as of December 31, 2009 included accounts receivable of $29 million, inventory of $51 million, other current assets of $3 million and other assets of $2 million.  The current liabilities of discontinued operations as of December 31, 2009 included accounts payable of $2 million, accrued expenses of $6 million, pension and post-retirement health care liabilities of $28 million and other liabilities of $1 million.

Fluorine Divestiture

On January 31, 2008, we completed the sale of our fluorine chemical business located at our El Dorado, Arkansas facility for a net loss of less than $1 million.  The net assets sold consisted of patents and intangible assets of $12 million, inventory of $8 million, fixed assets of $8 million and other current liabilities of $1 million.

OrganoSilicones Divestiture

On July 31, 2003, we sold certain assets and assigned certain liabilities of our OrganoSilicones business unit to the Specialty Materials division of General Electric Company (“GE”) and acquired GE’s Specialty Chemicals business.

During 2009, we recorded an accrual of $4 million ($3 million, net of taxes) which was included in loss on sale of discontinued operations, net of tax in our Consolidated Statements of Operations, related to the divestiture of our OrganoSilicones business.  This accrual related to a loss contingency for information that became available during 2009.

Oleochemical Divestiture

On February 29, 2008, we completed the sale of our oleochemicals business which included our Memphis, Tennessee facility and recorded a net loss of $26 million.  The assets sold included inventory of $26 million, accounts receivable of $23 million, goodwill of $13 million, net fixed assets of $7 million and intangible assets of $1 million.  The oleochemicals business had revenues of approximately $160 million in 2007.  As we do not capture fully absorbed costs, and certain assets and liabilities at the level of an individual product line (such as oleochemicals), cash flows for this business were determined not to be clearly distinguishable and therefore the operational results for oleochemicals were not classified as a discontinued operation.

Sodium Sulfonates Divestiture

On July 30, 2010, we completed the sale of our natural sodium sulfonates and oxidized petrolatum product lines to Sonneborn Holding, LLC for net proceeds of $5 million.  The sale included certain assets, our 50% interest in a European joint venture, the assumption of certain liabilities and the mutual release of obligations between the parties.  The net assets sold consisted of accounts receivable of $3 million, other current assets of $7 million, property, plant and equipment, net of $2 million, environmental liabilities of $3 million and other liabilities of $6 million.  A pre-tax gain of approximately $2 million was recorded on the sale.

4) RESTRUCTURING AND ASSET IMPAIRMENT ACTIVITIES

Restructuring Initiatives

In 2009, we obtained approval of the Bankruptcy Court to implement certain cost savings and growth initiatives and filed motions to obtain approval for additional initiatives.  During the third quarter of 2009, we implemented certain of these initiatives including the closure of a manufacturing plant in Ashley, Indiana, the consolidation of warehouses related to our Consumer Products segment, the reduction of leased space at two of our U.S. office facilities, and the rejection of various unfavorable real property leases and executory contracts.  On January 25, 2010, our Board of Directors approved an initiative involving the consolidation and idling of certain assets within the Great Lakes Solutions business operations in El Dorado, Arkansas, which was approved by the Bankruptcy Court on February 23, 2010. This initiative is expected to be complete by the first half of 2012.  As a result of these initiatives, we recorded costs of approximately $37 million during 2010 ($5 million was recorded to reorganization items, net for severance and asset relocation costs, $30 million was recorded to depreciation and amortization expense for accelerated depreciation, and $2 million was recorded to COGS for asset disposals and accelerated asset retirement obligations). In 2009, we recorded pre-tax charges of $9 million ($4 million was recorded to reorganization items, net for severance and real property lease rejections, $3 million was recorded to depreciation and amortization expense for accelerated depreciation, $1 million was recorded to COGS and $1 million was recorded to SG&A for asset disposals and accelerated asset retirement obligations).

Corporate Restructuring Programs

In March 2010, we approved a restructuring plan to consolidate certain corporate functions internationally to gain efficiencies and reduce costs.  As a result of this plan, we recorded a pre-tax charge of $1 million for severance to facility closures, severance and related costs for the year ended December 31, 2010.

In December, 2008, we announced a worldwide restructuring program to reduce cash fixed costs.  This initiative involved a worldwide reduction in our professional and administrative staff by approximately 500 people.  We recorded pre-tax charges of $3 million and $26 million for the years ended December 31, 2009 and 2008, respectively, to facility closures, severance and related costs for severance and related costs.

In addition, during 2008, we recorded pre-tax credits of $2 million, primarily to adjust the reserve for unrecoverable future lease costs at the Tarrytown, NY facility and we recorded pre-tax charges of approximately $2 million, which were the result of programs announced in 2007 related to the realignment of our business segments and to closure of certain antioxidant facilities in Italy and France.

A summary of the charges and adjustments related to these restructuring programs is as follows:

(In millions)	Severance and Related Costs	Other Facility Closure Costs	Total
Balance at January 1, 2008	$23	6	29
Facility closure, severance and related costs	24	(1)	23
Loss from discontinued operations, net of tax	3	-	3
Cash payments	(24)	(2)	(26)
Non-cash charges and accretion	3	(1)	2
Balance at December 31, 2008	29	2	31
Facility closure, severance and related costs	2	1	3
Reorganization initiatives, net	1	3	4
Cash payments	(23)	(2)	(25)
Balance at December 31, 2009	9	4	13
Facility closure, severance and related costs	1	-	1
Cash payments	(9)	(4)	(13)
Balance at December 31, 2010	$1	-	$1

At December 31, 2010 and 2009, $1 million and $4 million, respectively of the reserve was included in accrued expenses on our Consolidated Balance Sheet and at December 31, 2009, $9 million of the reserve was recorded in liabilities subject to compromise on our Consolidated Balance Sheet.

Asset Impairments

In accordance with ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”) and ASC Topic 360, Property, Plant and Equipment (“ASC 360”), we recorded pre-tax charges totaling $60 million, $104 million and $986 million in 2010, 2009 and 2008, respectively as an impairment of goodwill and long-lived assets in our Consolidated Statements of Operations, which include the following items:

•
During the fourth quarter of 2010, we recorded an impairment charge of $57 million to reduce the carrying value of goodwill in our Chemtura AgroSolutions™ segment.  During the annual impairment review as of July 31, 2010, we identified risks inherent in our Chemtura AgroSolutionsTM reporting unit’s forecast given its recent performance which was below expectations.  At the end of the fourth quarter of 2010, this reporting unit’s performance had significantly fallen below expectations for several consecutive quarters.  We concluded that it was appropriate to perform a goodwill impairment review as of December 31, 2010.  We used revised forecasts to compute the estimated fair value of this reporting unit.  These projections indicated that the estimated fair value of the Chemtura AgroSolutions™ reporting unit was less than the carrying value.  Based upon our preliminary step 2 analysis, an estimated goodwill impairment charge of $57 million was recorded (representing the remaining goodwill of this reporting unit).  Due to the complexities of the analysis, which involves an allocation of the fair value, we will finalize our step 2 analysis and goodwill impairment charge in the first quarter of 2011.

•
During the first half of 2010, we recorded an impairment charge of $3 million, which was included in loss from discontinued operations, net of tax in our Consolidated Statements of Operations, primarily related to further reducing the carrying value of property, plant and equipment of our PVC additives business, formerly a component of the Industrial Engineered Products reporting segment, to reflect the revised estimated fair value of the assets.  The decrease in fair value is the result of the definitive agreement entered into with counterparties in December 2009 for the sale of our PVC additives business.

•
In the fourth quarter of 2009, we recorded an impairment charge of $7 million, of which $5 million was included in loss from discontinued operations, net of tax in our Consolidated Statements of Operations, primarily related to further reducing the carrying value of property, plant and equipment of our PVC additives business to reflect the revised estimated fair value of the assets.

•
In the second quarter of 2009, we experienced continued year-over-year revenue reductions from the impact of the global recession in the electronic, building and construction industries.  In addition, the Consumer Products segment revenues were impacted by cooler and wetter than normal weather in the northeastern and mid-western regions of the United States.  Based on these factors, we reviewed the recoverability of the long-lived assets for the asset groupings within our segments.

For the PVC additives business, formerly a component of our Industrial Engineered Products reporting segment, the carrying value of the long-lived assets was in excess of the undiscounted cash flows.  As a result, we recorded a pre-tax impairment charge of $60 million in the second quarter of 2009 to write-down the value of property, plant and equipment, net by $48 million and intangible assets, net by $12 million.  The $60 million charge was included in loss from discontinued operations, net of tax in our Consolidated Statements of Operations.

Due to the factors cited above, we also concluded it was appropriate to perform a goodwill impairment review as of June 30, 2009.  We used the updated projections in our long-range plan to compute estimated fair values of our reporting units.  These projections indicated that the estimated fair value of our Consumer Products reporting unit was less than its carrying value.  Based on our preliminary analysis, an estimated goodwill impairment charge of $37 million was recorded for this reporting unit in the second quarter of 2009 (representing the remaining goodwill in this reporting unit).  We finalized our analysis of the goodwill impairment charge in the third quarter of 2009 and no change to the estimated charge was required (see Note 8 – Goodwill and Intangible Assets for further information).

•
In the fourth quarter of 2008, we recorded an impairment charge of $665 million related to reducing the carrying value of goodwill in our Consumer Products, Industrial Performance Products and Industrial Engineered Products segments.

•
In the third quarter of 2008, we recorded an impairment charge of $1 million related to reducing the carrying value of property, plant and equipment at our Catenoy, France facility, which was the result of the product line closures previously announced.

•	In the second quarter of 2008, we recorded an impairment charge of $320 million related to reducing the carrying value of goodwill in our Consumer Products segment.

5) SALE OF ACCOUNTS RECEIVABLE

At December 31, 2008, we had a committed U.S. accounts receivable facility which provided funding for the sale of up to $100 million of our eligible U.S. receivables to certain purchasers.  On January 23, 2009, we entered into a new U.S. accounts receivable facility with up to $150 million of capacity and a three-year term with certain lenders under our prior Amended and Restated Credit Agreement, dated as of July 31, 2007 (the “2007 Credit Facility”).  At December 31, 2008, $36 million of domestic accounts receivable had been sold under the former facility, representing the maximum amount permitted under the terms of this facility, at an average cost of approximately 3.52%.  The former facility was terminated upon the effectiveness of the new facility.

Under the respective U.S. facilities, certain of our subsidiaries were able to sell their accounts receivable to a special purpose entity (“SPE”) that was created for the purpose of acquiring such receivables and selling an undivided interest therein to certain purchasers.  In accordance with the receivables purchase agreements, the purchasers were granted an undivided ownership interest in the accounts receivable owned by the SPE.  In addition, the purchasers retain a security interest in all the receivables owned by the SPE, which was $209 million as of December 31, 2008.  The balance of the unsold receivables owned by the SPE was included in our accounts receivable balance on our Consolidated Balance Sheet.

The new facility was terminated on March 23, 2009 as a condition of the U.S. Debtors entering into the DIP Credit Facility.  All accounts receivable was sold back by the purchasers and the SPE to their original selling entity using proceeds of $117 million from the DIP Credit Facility.

Certain of our European subsidiaries maintained a separate European Facility to sell up to approximately $244 million (€175 million) of the eligible accounts receivable directly to a purchaser as of December 31, 2008.  At December 31, 2008, $67 million of international accounts receivable had been sold under this facility at an average cost of approximately 6.16%.  During the second quarter of 2009, with no agreement to restart the European Facility, the remaining balance of the accounts receivable previously sold under this facility was settled and the facility was terminated.

The costs associated with these facilities of $2 million and $16 million for 2009 and 2008, respectively, are included in other (expense) income, net in our Consolidated Statements of Operations.

Additionally, following the termination of the U.S. facilities in 2009, deferred financing costs of approximately $4 million related to this facility were charged to reorganization items, net in our Consolidated Statements of Operations.

6) INVENTORIES

(In millions)	2010	2009
Finished goods	$325	$319
Work in process	41	41
Raw materials and supplies	162	129
	$528	$489

Included in the above net inventory balances are inventory obsolescence reserves of approximately $23 million and $32 million at December 31, 2010 and 2009, respectively.

7) PROPERTY, PLANT AND EQUIPMENT

(In millions)	2010	2009
Land and improvements	$79	$80
Buildings and improvements	231	236
Machinery and equipment	1,174	1,156
Information systems and equipment	173	218
Furniture, fixtures and other	32	30
Construction in progress	97	54
	1,786	1,774
Less: accumulated depreciation	1,070	1,024
	$716	$750

Depreciation expense from continuing operations amounted to $138 million, $124 million and $177 million for 2010, 2009 and 2008, respectively.  Depreciation expense from continuing operations includes accelerated depreciation of certain fixed assets associated with our restructuring programs and the consolidations of its legacy ERP systems of $30 million, $5 million and $47 million for 2010, 2009 and 2008, respectively.

8) GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill by reportable segment is as follows:

		Industrial
	Consumer	Performance	Chemtura
(In millions)	Products	Products	AgroSolutions™	Total

Goodwill at December 31, 2008	$577	261	57	$895
Accumulated impairments at December 31, 2008	(540)	(90)	-	(630)
Net Goodwill at December 31, 2008	37	171	57	265

Impairment charges	(37)	-	-	(37)
Foreign currency translation	-	7	-	7

Goodwill at December 31, 2009	-	268	57	325
Accumulated impairments at December 31, 2009	-	(90)	-	(90)
Net Goodwill at December 31, 2009	-	178	57	235

Impairment charges	-	-	(57)	(57)
Foreign currency translation	-	(3)	-	(3)

Goodwill at December 31, 2010	-	265	-	265
Accumulated impairments at December 31, 2010	-	(90)	-	(90)
Net Goodwill at December 31, 2010	$-	175	-	$175

We have elected to perform our annual goodwill impairment procedures for all of our reporting units in accordance with ASC Subtopic 350-20, Intangibles – Goodwill and Other - Goodwill (“ASC 350-20”) as of July 31, or sooner, if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below the carrying value.  We estimate the fair value of our reporting units utilizing income and market approaches through the application of discounted cash flow and market comparable methods (Level 3 inputs as described in Note 17 – Financial Instruments and Fair Value Measurements).  The assessment is required to be performed in two steps: step one to test for a potential impairment of goodwill and, if potential impairments are identified, step two to measure the impairment loss through a full fair valuing of the assets and liabilities of the reporting unit utilizing the acquisition method of accounting.

We continually monitor and evaluate business and competitive conditions that affect our operations and reflects the impact of these factors in our financial projections.  If permanent or sustained changes in business or, competitive conditions occur, they can lead to revised projections that could potentially give rise to impairment charges.

We concluded that no goodwill impairment existed in any of our reporting units based on the annual reviews as of July 31, 2010 and 2009.  However during the annual review as of July 31, 2010, we identified risks inherent in Chemtura AgroSolutionsTM reporting units forecast given the recent performance of this reporting unit which has been below expectations.  At the end of the fourth quarter of 2010, this reporting unit’s performance had significantly fallen below expectations for several consecutive quarters.  We concluded that it was appropriate to perform a goodwill impairment review as of December 31, 2010.  We used revised forecasts to compute the estimated fair value of this reporting unit.  These projections indicated that the estimated fair value of the Chemtura AgroSolutions™ reporting unit was less than the carrying value.  Based upon our preliminary step 2 analysis, an estimated goodwill impairment charge of $57 million was recorded (representing the remaining goodwill of this reporting unit).  Due to the complexities of the analysis, which involves an allocation of the fair value, we will finalize our step 2 analysis and goodwill impairment charge in the first quarter of 2011.

During the quarter ended March 31, 2009, there was continued weakness in the global financial markets, resulting in additional decreases in the valuation of public companies and restricted availability of capital.  Additionally, our stock price continued to decrease due to constrained liquidity, deteriorating financial performance and the Debtors filing of a petition for relief under Chapter 11 of the Bankruptcy Code.  These events were of sufficient magnitude to conclude it was appropriate to perform a goodwill impairment review as of March 31, 2009.  We used our own estimates of the effects of the macroeconomic changes on the markets we serve to develop an updated view of our projections.  Those updated projections were used to compute updated estimated fair values of our reporting units.  Based on these estimated fair values used to test goodwill for impairment, we concluded that no impairment existed in any of our reporting units at March 31, 2009.

The financial performance of certain reporting units was negatively impacted versus expectations due to the cold and wet weather conditions during the first half of 2009.  This fact along with the continued macro economic factors cited above resulted in us concluding it was appropriate to perform a goodwill impairment review as of June 30, 2009.  We used the updated projections in our long-range plan to compute estimated fair values of our reporting units.  These projections indicated that the estimated fair value of our Consumer Products reporting unit was less than the carrying value.  Based on our analysis, a goodwill impairment charge of $37 million was recorded for this reporting unit in the second quarter of 2009 (representing the remaining goodwill in this reporting unit).

Intangible Assets

Our intangible assets (excluding goodwill) are comprised of the following:

	2010			2009
(In millions)	Gross Value	Accumulated Amortization	Net Intangibles	Gross Value	Accumulated Amortization	Net Intangibles
Patents	$127	$(62)	$65	$129	$(55)	$74
Trademarks	264	(62)	202	271	(54)	217
Customer relationships	147	(43)	104	151	(38)	113
Production rights	46	(24)	22	46	(19)	27
Other	73	(37)	36	76	(33)	43
Total	$657	$(228)	$429	$673	$(199)	$474

The decrease in gross intangible assets since December 31, 2009 is primarily due to foreign currency translation and the write-off of $2 million related to fully amortized intangibles (offset within accumulated amortization).

Amortization expense from continuing operations related to intangible assets including equity investments amounted to $37 million in 2010, $38 million in 2009 and $44 million in 2008.  Estimated amortization expense of intangible assets including equity investments for the next five fiscal years is as follows: $36 million (2011), $36 million (2012), $35 million (2013) $28 million (2014) and $25 million (2015).

9) DEBT

Our debt is comprised of the following:

(In millions)	2010	2009

7.875% Senior Notes due 2018, net of unamortized discount of $3 million with an effective interest rate of 7.94%	$452	$-
Term Loan due 2016, net of unamortized discount of $3 million with an effective interest rate of 5.65%	292	-
6.875 % Notes due 2016 (a)	-	500
7% Notes due July 15, 2009 (a)	-	370
6.875% Debentures due 2026 (a)	-	150
2007 Credit Facility (a)	-	152
DIP Credit facility	-	250
Other borrowings (b)	7	8
Total Debt	751	1,430

Less: Short-term borrowings	(3)	(252)
Debt included in liabilities subject to compromise	-	(1,175)

Total Long-Term Debt	$748	$3

(a)	Outstanding balance is classified as liabilities subject to compromise on our Consolidated Balance Sheet at December 31, 2009.
(b)	$3 million of other borrowings is classified as liabilities subject to compromise on our Consolidated Balance Sheet at December 31, 2009.

In March 2009, the carrying value of pre-petition debt was adjusted to its respective face value as this represented the expected allowable claim in the Chapter 11 cases.  As a result, discounts and premiums of $24 million were charged to reorganization items, net on our Consolidated Statements of Operations in the first quarter of 2009. During the fourth quarter of 2010, further adjustments were made based on the allowed claim resulting in a credit of $2 million to reorganization items, net.

Exit Financing Facilities

In order to fund our Plan, emerge from Chapter 11 and provide for future capital needs, we obtained approximately $1 billion in financing in 2010.  On August 27, 2010, we completed a private placement offering under Rule 144A of $455 million aggregate principal amount of 7.875% senior notes due 2018 (the “Senior Notes”) at an issue price of 99.269% in reliance on an exemption pursuant to Section 4(2) of the Securities Act of 1933.  We also entered into a senior secured term facility credit agreement due 2016 (the “Term Loan”) with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1%.  The Term Loan permits us to increase the size of the facility by up to $125 million.  On the Effective Date, we entered into a five year senior secured revolving credit facility (the “ABL Facility”) with Bank of America, N.A., as administrative agent and the other lenders party thereto for an amount up to $275 million, subject to availability under a borrowing base (with a $125 million letter of credit sub-facility).  The ABL Facility permits us to increase the size of the facility by up to $125 million subject to obtaining lender commitments to provide such increase.

Senior Notes

At any time prior to September 1, 2014, we may redeem some or all of the Senior Notes at a redemption price equal to 100% of the principal amount thereof plus a make-whole premium (as defined in the indenture) and accrued and unpaid interest up to, but excluding, the redemption date.  We may also redeem some or all of the Senior Notes at any time on or after September 1, 2014, with the redemption prices being, prior to September 1, 2015, 103.938% of the principal amount, on or after September 1, 2015 and prior to September 1, 2016, 101.969% of the principal amount and thereafter 100% plus any accrued and unpaid interest to the redemption date.  In addition, prior to September 1, 2013, we may redeem up to 35% of the Senior Notes from the proceeds of certain equity offerings.  If we experience specific kinds of changes in control, we must offer to repurchase all part of the Senior Notes.  The redemption price (subject to limitations as described in the indenture) is equal to accrued and unpaid interest on the date of redemption plus the redemption price as set forth above.

Our Senior Notes contain covenants that limit our ability to enter into certain transactions, such as incurring additional indebtedness, creating liens, paying dividends, and entering into dispositions and joint ventures.  As of December 31, 2010, we were in compliance with the covenant requirements of the Senior Notes.

Our Senior Notes are subject to certain events of default, including, among others, breach of other agreements in the Indenture; any guarantee of a significant subsidiary ceasing to be in full force and effect; a default by us or our restricted subsidiaries under any bonds, debentures, notes or other evidences of indebtedness of a certain amount, resulting in its acceleration; the rendering of judgments to pay certain amounts of money against us or our significant subsidiaries which remains outstanding for 60 days; and certain events of bankruptcy or insolvency.

In connection with the Senior Notes, we also entered into a Registration Rights Agreement whereby we agreed to use commercially reasonable efforts (i) to file, as soon as reasonably practicable after the filing of our Form 10-K for the year ended December 31, 2010, an exchange offer registration statement with the SEC; (ii) to cause such exchange offer registration statement to become effective, (iii) to consummate a registered offer to exchange the Senior Notes for new exchange notes having terms substantially identical in all material respects to the Senior Notes (except that the new exchange notes will not contain terms with respect to additional interest or transfer restrictions) pursuant to such exchange offer registration statement on or prior to the date that is 365 days after the Escrow Release date and (iv) under certain circumstances, to file a shelf registration statement with respect to resales of the Senior Notes.  If we do not consummate the exchange offer (or the shelf registration statement ceases to be effective or usable, if applicable) as provided in the Registration Rights Agreement, we will be required to pay additional interest with respect to the Senior Notes, in an amount beginning at 0.25% per annum and increasing at 90-day intervals up to a maximum amount of 1.00%, until all registration defaults have been cured.  We intend to consummate this exchange offer as provided in the Registration Rights Agreement.

Term Loan

Borrowings under the Term Loan (due in 2016) bear interest at a rate per annum equal to, at our election, (i) 3.0% plus the Base Rate (defined as the higher of (a) the Federal Funds rate plus 0.5%; (b) Bank of America’s published prime rate; and (c) the Eurodollar Rate plus 1%) or (ii) 4.0% plus the Eurodollar Rate (defined as the higher of (a) 1.5% and (b) the current LIBOR  adjusted for reserve requirements).

The Term Loan is secured by a first priority lien on substantially all of our U.S. tangible and intangible assets (excluding accounts receivable, inventory, deposit accounts and certain other related assets), including, without limitation, real property, equipment and intellectual property, together with a pledge of the equity interests of our first tier subsidiaries and the guarantors of the Term Loan, and a second priority lien on substantially all of our U.S. accounts receivable and inventory.

We may, at our option, prepay the outstanding aggregate principal amount on the Term Loan advances in whole or ratably in part along with accrued and unpaid interest on the date of the prepayment.  If the prepayment is made prior to the first anniversary of the closing date of the Tem Loan agreement, we will pay an additional premium of 1% of the aggregate principal amount of prepaid advances.

Our obligations as borrower under the Term Loan are guaranteed by certain of our U.S. subsidiaries.

The Term Loan contains covenants that limit our ability to enter into certain transactions, such as creating liens, incurring additional indebtedness or repaying certain indebtedness, making investments, paying dividends, and entering into acquisitions, dispositions and joint ventures.

Additionally, the Term Loan requires that we meet certain quarterly financial maintenance covenants including a maximum Secured Leverage Ratio (as defined in the agreement) of 2.5:1.0 and a minimum Consolidated Interest Coverage Ratio (as defined in the agreement) of 3.0:1.0.  As of December 31, 2010, we were in compliance with the covenant requirements of the Term Loan.

The Term Loan is subject to certain events of default, applicable to Chemtura, the guarantors and their respective subsidiaries, including, nonpayment of principal, interest, fees or other amounts, violation of covenants, material inaccuracy of representations and warranties (including the existence of a material adverse event as defined in the agreement), cross-default to material indebtedness, certain events of bankruptcy and insolvency, material judgments, certain ERISA events, a change in control, and actual or asserted invalidity of liens or guarantees or any collateral document, in certain cases subject to the threshold amounts and grace periods set forth in the Term Loan agreement.

On September 27, 2010, we entered into Amendment No. 1 to the Term Loan which deleted the requirement that intercompany loans be subordinated, as the requirement was inconsistent with the provisions for prepayment of other debt which expressly permitted prepayments of intra-group debt.  The amendment also clarified, among other things, language permitting payments and dispositions made pursuant to the Plan.

ABL Facility

The revolving loans under the ABL Facility (available through 2015) will bear interest at a rate per annum which, at our option, can be either: (a) a base rate (the highest of (i) Bank of America, N.A.’s “prime rate,” (ii) the Federal Funds Effective Rate plus 0.5% and (iii) the one-month LIBOR plus 1.00%) plus a margin of between 2.25% and 1.75% based on the average excess availability under the ABL Facility for the preceding quarter; or (b) the current reserve adjusted LIBOR plus a margin of between 3.25% and 2.75% based on the average excess availability under the ABL Facility for the preceding quarter.

Our obligations (and the obligations of the other borrowing subsidiaries) under the ABL Facility are guaranteed on a secured basis by all the guarantors (as defined in the agreement) that are not borrowers, and by certain of our future direct and indirect domestic subsidiaries.  The obligations and guarantees under the ABL Facility will be secured by (i) a first-priority security interest in the borrowers’ and the guarantors’ existing and future inventory and accounts receivable, together with general intangibles relating to inventory and accounts receivable, contract rights under agreements relating to inventory and accounts receivable, documents relating to inventory, supporting obligations and letter-of-credit rights relating to inventory and accounts receivable, instruments evidencing payment for inventory and accounts receivable; money, cash, cash equivalents, securities and other property held by the Administrative Agent or any lender under the ABL Facility; deposit accounts, credits and balances with any financial institution with which any borrower or any guarantor maintains deposits and which contain proceeds of, or collections on, inventory and accounts receivable; books, records and other property related to or referring to any of the foregoing and proceeds of any of the foregoing (the “Senior Asset Based Priority Collateral”); and (ii) a second-priority security interest in substantially all of the borrowers’ and the guarantors’ other assets, including (x) 100% of the capital stock of borrowers’ and the guarantors’ direct domestic subsidiaries held by the borrowers and the guarantors and 100% of the non-voting capital stock of the borrowers’ and the guarantors’ direct foreign subsidiaries held by the borrowers and the guarantors, and (y) 65% of the voting capital stock of the borrowers’ and the guarantors’ direct foreign subsidiaries (to the extent held by the borrowers and the guarantors), in each case subject to certain exceptions set forth in the ABL Facility agreement and the related loan documentation.

Mandatory prepayments of the loans under the ABL Facility (and cash collateralization of outstanding letters of credit) are required (i) to the extent the usage of the ABL Facility exceeds the lesser of (x) the borrowing base and (y) the then effective commitments and (ii) subject to exceptions, thresholds and reinvestment rights, with the proceeds of certain sales or casualty events of assets on which the ABL Facility has a first priority security interest.

If, at the end of any business day, the amount of unrestricted cash and cash equivalents held by the borrowers and guarantors (excluding amounts in certain exempt accounts) exceeds $20 million in the aggregate, mandatory prepayments of the loans under the ABL Facility (and cash collateralization of outstanding letters of credit) are required on the following business day in an amount necessary to eliminate such excess (net of our known cash uses on the date of such prepayment and for the 2 business days thereafter).

The ABL Facility agreement contains certain affirmative and negative covenants (applicable to us, the other borrowing subsidiaries, the guarantors and their respective subsidiaries), including, without limitation, covenants requiring financial reporting and notices of certain events, and covenants imposing limitations on incurrence of indebtedness and guarantees; liens; loans and investments; asset dispositions; dividends, redemptions, and repurchases of stock and prepayments, redemptions and repurchases of certain indebtedness; mergers, consolidations, acquisitions, joint ventures or creation of subsidiaries; material changes in business; transactions with affiliates; restrictions on distributions from subsidiaries and granting of negative pledges; changes in accounting and reporting; sale leasebacks; and speculative transactions, and a springing financial covenant requiring a minimum trailing 12-month fixed charge coverage ratio of 1.1 to 1.0 at all times during any period from the date when the amount available for borrowings under the ABL Facility falls below the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments to the date such available amount has been equal to or greater than the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments for 45 consecutive days.  As of December 31, 2010, we were in compliance with the covenant requirements of the ABL Facility.

The ABL Facility agreement contains certain events of default (applicable to us, the other borrowing subsidiaries, the guarantors and their respective subsidiaries), including nonpayment of principal, interest, fees or other amounts, violation of covenants, material inaccuracy of representations and warranties (including the existence of a material adverse event as defined in the agreement), cross-default to material indebtedness, certain events of bankruptcy and insolvency, material judgments, certain ERISA events, a change in control, and actual or asserted invalidity of liens or guarantees or any collateral document, in certain cases subject to the threshold amounts and grace periods set forth in the ABL Facility agreement.

At December 31, 2010, we had no borrowings under the ABL Facility, but we had $12 million of outstanding letters of credit (primarily related to liabilities for insurance obligations and vendor deposits) which utilizes available capacity under the facility.  At December 31, 2010 we had approximately $185 million of undrawn availability under the ABL Facility.

Maturities

At December 31, 2010, the scheduled maturities of debt are as follows: 2011 - $3 million; 2012 - $0 million; 2013 - $0 million; 2014 - $1 million; 2015 - $0 million and thereafter $750 million.

Debtor-in-Possession Credit Facility

On March 18, 2009, in connection with the Chapter 11 filing, we entered into a $400 million senior secured DIP Credit Facility arranged by Citigroup Global Markets Inc. with Citibank, N.A. as administrative agent, subject to approval by the Bankruptcy Court.  On March 20, 2009, the Bankruptcy Court entered an interim order approving the Debtors access to $190 million of the DIP Credit Facility in the form of a $165 million term loan and a $25 million revolving credit facility.  The DIP Credit Facility closed on March 23, 2009 with the drawing of the $165 million term loan.  The initial proceeds were used to fund the termination of the U.S. accounts receivable facility, pay fees and expenses associated with the transaction and fund business operations.

The DIP Credit Facility was comprised of the following: (i) a $250 million non-amortizing term loan; (ii) a $64 million revolving credit facility; and (iii) an $86 million revolving credit facility representing the “roll-up” of certain outstanding secured amounts owed to lenders under the prior 2007 Credit Facility who have commitments under the DIP Credit Facility.  In addition, a sub-facility for letters of credit in an aggregate amount of $50 million was available under the unused commitments of the revolving credit facilities.  At December 31, 2009, we had $52 million of outstanding letters of credit primarily related to liabilities for environmental remediation, vendor deposits, insurance obligations and European value added tax obligations.  The outstanding letters of credit included $33 million issued under the 2007 Credit Facility that were pre-petition liabilities and $19 million issued under the DIP Credit Facility.

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

On February 9, 2010, the Bankruptcy Court gave interim approval of the Amended and Restated Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (the “Amended DIP Credit Facility”) by and among the Debtors, Citibank N.A. and the other lenders party thereto (collectively the “Loan Syndicate”).  The Amended and Restated Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (the “Amended DIP Credit Facility”) replaced the DIP Credit Facility.  The Amended DIP Credit Facility provided for a first priority and priming secured revolving and term loan credit commitment of up to an aggregate of $450 million comprising a $300 million term loan and a $150 million revolving credit facility.  The Amended DIP Credit Facility was scheduled to mature on the earliest of 364 days after the closing, the effective date of a plan of reorganization or the date of termination in whole of the Commitments (as defined in the credit agreement governing the Amended DIP Credit Facility).  The proceeds of the term loan under the Amended DIP Credit Facility were used to, among other things, refinance the obligations outstanding under the previous DIP Credit Facility and provide working capital for general corporate purposes.  The Amended DIP Credit Facility provided a reduction in our financing costs through reductions in interest spread and avoidance of the extension fees payable under the DIP Credit Facility in February and May 2010.  The Amended DIP Credit Facility closed on February 12, 2010 with the drawing of the $300 million term loan.  On February 9, 2010, the Bankruptcy Court entered an order approving full access to the Amended DIP Credit Facility, which order became final by its terms on February 18, 2010.

The Amended DIP Credit Facility resulted in a substantial modification for certain lenders within the Loan Syndicate given the reduction in their commitments as compared to the DIP Credit Facility.  Accordingly, we recognized a $13 million charge for the year ended December 31, 2010 for the early extinguishment of debt resulting from the write-off of deferred financing costs and the incurrence of fees payable to lenders under the DIP Credit Facility.  We also incurred $5 million of debt issuance costs related to the Amended DIP Credit Facility for the year ended December 31, 2010.

Borrowings under the DIP Credit Facility term loans and the $64 million revolving credit facility bore interest at a rate per annum equal to, at our election, (i) 6.5% plus the Base Rate (defined as the higher of (a) 4%; (b) Citibank N.A.’s published rate; or (c) the Federal Funds rate plus 0.5%) or (ii) 7.5% plus the Eurodollar Rate (defined as the higher of (a) 3% or (b) the current LIBOR rate adjusted for reserve requirements).  Borrowings under the DIP Credit Facility $86 million revolving credit facility representing the “roll-up” of certain outstanding secured amounts owed to lenders under the prior 2007 Credit Facility bore interest at a rate per annum equal to, at our election, (i) 2.5% plus the Base Rate or (ii) 3.5% plus the Eurodollar Rate.  Additionally, we were obligated to pay an unused commitment fee of 1.5% per annum on the average daily unused portion of the revolving credit facilities and a letter of credit fee on the average daily balance of the maximum daily amount available to be drawn under Letters of Credit equal to the applicable margin above the Eurodollar Rate applicable for borrowings under the applicable revolving credit facility.  Certain fees were payable to the lenders upon the reduction or termination of the commitment and upon the substantial consummation of a plan of reorganization as described more fully in the DIP Credit Facility including an exit fee payable to the Lenders of 2% of “roll-up” commitments and 3% of all other commitments.  These fees, which amounted to $11 million, were paid upon the funding of the term loan under the Amended DIP Credit Facility.

Borrowings under the Amended DIP Credit Facility term loan bore interest at a rate per annum equal to, at our election, (i) 3.0% plus the Base Rate (defined as the higher of (a) 3%; (b) Citibank N.A.’s published rate; and (c) the Federal Funds rate plus 0.5%) or (ii) 4.0% plus the Eurodollar Rate (defined as the higher of (a) 2% and (b) the current LIBOR rate adjusted for reserve requirements).  Borrowings under the Amended DIP Credit Facility’s $150 million revolving credit facility bore interest at a rate per annum equal to, at our election, (i) 3.25% plus the Base Rate or (ii) 4.25% plus the Eurodollar Rate.  Additionally, we pay an unused commitment fee of 1.0% per annum on the average daily unused portion of the revolving credit facilities and a letter of credit fee on the average daily balance of the maximum daily amount available to be drawn under Letters of Credit equal to the applicable margin above the Eurodollar Rate applicable for borrowings under the revolving credit facility.

The Amended DIP Credit Facility was paid in full and terminated on the Effective Date.

Pre-Petition Debt Obligations

The Chapter 11 filing constituted an event of default under, or otherwise triggered repayment obligations with respect to, several of the debt instruments and agreements relating to direct and indirect financial obligations of the Debtors as of the Petition Date (collectively “Pre-petition Debt”).  As a result, all obligations under the Pre-petition Debt became automatically and immediately due and payable.  During the pendency of the Chapter 11 cases, efforts to enforce the payment obligations under the Pre-petition Debt were stayed.  Further, interest accruals and payments for the unsecured Pre-petition Debt were ceased as of the Petition Date.  As a result of the estimated claim recoveries reflected in the Plan filed during the second quarter of 2010, we determined that it was probable that obligations for interest on unsecured claims would ultimately be paid.  As such, interest that had not previously been recorded since the Petition Date was recorded in the second quarter of 2010.  The amount of post-petition interest recorded during the year ended December 31, 2010 was $137 million which represents the cumulative amount of interest for unsecured claims (including unsecured debt) accruing from the Petition Date through the Effective Date.

As of November 3, 2010, our Plan confirmation date, we recorded the allowed claims for our “make-whole” settlement on the $500 million of 6.875% Notes Due 2016 (“2016 Notes”) and our “no-call” settlement on the $150 million 6.875% Debentures due 2026 (“2026 Debentures”).  We recorded these claims in the amount of $70 million within loss on early extinguishment of debt in our Consolidated Statements of Operations.

As of December 31, 2010, all claims relating to Pre-petition Debt have been settled and paid in accordance with the provisions of the Plan.

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

10) LEASES

At December 31, 2010, minimum rental commitments, primarily for buildings, land and equipment under non-cancelable operating leases, net of sublease income, amounted to $13 million (2011), $10 million (2012), $8 million (2013), $7 million (2014), $6 million (2015), $28 million (2016 and thereafter) and $72 million in the aggregate.  Sublease income is not significant in future periods.  Rental expenses under operating leases, net of sublease income were $24 million (2010), $29 million (2009) and $31 million (2008).  Sublease income was less than $1 million in 2010 and 2009 and $1 million in 2008.

Future minimum lease payments under capital leases at December 31, 2010 were not significant.

Real estate taxes, insurance and maintenance expenses are generally our obligations and, accordingly, were not included as part of rental payments.  It is expected that in the normal course of business, leases that expire will be renewed or replaced by similar leases.

11) INCOME TAXES

The components of earnings (loss) from continuing operations before income taxes and the income tax provision (benefit) are as follows:

(In millions)	2010	2009	2008

Pre-tax (Loss) Earnings from Continuing Operations:
Domestic	$(622)	$(206)	$(698)
Foreign	72	(10)	(286)
	$(550)	$(216)	$(984)
Income Tax Provision (Benefit)
Domestic
Current	$(31)	$(3)	$4
Deferred	31	(22)	(82)
	$-	$(25)	$(78)
Foreign
Current	$19	$13	$41
Deferred	3	22	8
	$22	$35	$49
Total
Current	$(12)	$10	$45
Deferred	34	-	(74)
	$22	$10	$(29)

The provision (benefit) for income taxes from continuing operations differs from the Federal statutory rate for the following reasons:

(In millions)	2010	2009	2008
Income tax benefit at the U.S. statutory rate	$(193)	$(76)	$(344)
Antitrust legal settlements	(2)	1	2
Foreign rate differential	(3)	22	17
State income taxes, net of federal benefit	1	1	(1)
Tax audit settlements	(13)	-	-
Valuation allowances	307	100	44
U.S. tax on foreign earnings	(135)	(1)	(11)
Nondeductible reorganizational expenses	23	15	-
Nondeductible expenses, other	1	1	1
Nondeductible stock compensation	14	-	-
Depletion	(5)	(2)	(4)
Post-petition interest expense	22	(22)	-
Goodwill	19	-	291
Income tax credits	(9)	(7)	1
Tax law changes	-	-	(1)
Taxes attributable to prior periods	(4)	(21)	(15)
Other, net	(1)	(1)	(9)
Actual income tax provision (benefit)	$22	$10	$(29)

Deferred taxes are recorded based on differences between the book and tax basis of assets and liabilities using currently enacted tax rates and regulations.  In 2009, certain unrecognized tax benefits were presented gross in liabilities subject to compromise.  In 2010, as a result of accounting for the emergence from Chapter 11, certain unrecognized tax benefits were reclassed to offset our net operating loss carryforward deferred tax asset.  The components of the deferred tax assets and liabilities are as follows:

(In millions)	2010	2009
Deferred tax assets:
Pension and other post-retirement liabilities	$180	$211
Net operating loss carryforwards	443	229
Other accruals	22	58
Tax credit carryforwards	64	77
Accruals for environmental remediation	37	38
Inventories and other	25	31
Financial instruments	4	3
Total deferred tax assets	775	647
Valuation allowance	(697)	(380)
Net deferred tax assets after valuation allowance	78	267

Deferred tax liabilities:
Unremitted foreign earnings of subsidiaries	(5)	(153)
Property, plant and equipment	(64)	(67)
Intangibles	(30)	(32)
Other	(16)	(17)
Total deferred tax liabilities	(115)	(269)
Net deferred tax liability after valuation allowance	$(37)	$(2)

Net current and non-current deferred taxes from each tax jurisdiction are included in the following accounts:

(In millions)	2010	2009
Net current deferred taxes
Other current assets	$9	$27
Other current liabilities	(7)	-
Net non-current deferred taxes
Other assets	21	59
Other liabilities	(60)	(62)
Liabilities subject to compromise	-	(26)

We had valuation allowances related to U.S. operations of $652 million, $310 million and $153 million at December 31, 2010, 2009 and 2008, respectively.  We had valuation allowances related to foreign operations of $45 million, $70 million and $38 million at December 31, 2010, 2009 and 2008, respectively.  A valuation allowance has been provided for deferred tax assets where it is more likely than not these assets will expire before we are able to realize their benefit.  Of the $317 million change in the total valuation allowance during 2010, $310 million was recorded to the income tax provision in our Consolidated Statements of Operations and $7 million was recorded to other comprehensive loss in our Consolidated Balance Sheet.  Of the $189 million change in the total valuation allowance during 2009, $142 million was recorded to the income tax provision in our Consolidated Statements of Operations and $47 million was recorded to other comprehensive loss in our Consolidated Balance Sheet.  The increase in the valuation allowance was primarily related to the decrease in the deferred tax liability for unremitted foreign earnings of subsidiaries and the increase of our deferred tax asset for net operating losses in the U.S.  This valuation allowance will be maintained until it is more likely than not that remaining deferred assets will be realized.  When this occurs, our income tax expense will be reduced by a decrease in our valuation allowance, which could have a significant impact on our future earnings.

The components of our gross net operating loss (“NOL”) are as follows:

(In millions)	2010	2009

Federal NOL's	$1,050	$385
State NOL's	$1,313	$960
Foreign NOL's	$304	$435

State and foreign NOL’s and credits expire 2011-2030, federal credits expire 2011-2030 and federal NOL’s expire 2024-2030.  As a result of our emergence from Chapter 11 Bankruptcy in 2010, we will be subject to annual federal NOL limitations under IRC Section 382 in the future.  Although the analysis is not complete, we estimate that our federal NOL annual limitation will be in the range of $60 million to $90 million starting in 2011 and beyond.  At December 31, 2010, we had federal and state tax credit carryforwards of $61 million and $3 million, respectively.  At December 31, 2009, we had federal and state tax credit carryforwards of $74 million and $3 million, respectively.

We consider undistributed earnings of certain foreign subsidiaries to be indefinitely invested in their operations.  At December 31, 2010, such undistributed earnings amounted to $737 million.  As a result of our emergence from Chapter 11 in 2010, and the significant reduction in debt, we have determined that we will no longer need to repatriate certain undistributed earnings of our foreign subsidiaries to fund U.S. operations.  Also, we have plans to invest such undistributed earnings indefinitely.  As such, the amount of foreign subsidiaries undistributed earnings considered to be indefinitely invested in their foreign operations has been increased.  The effect of such change in the quarter ended December 31, 2010 is a reduction of $148 million in U.S. deferred income tax liability on such undistributed earnings.  In 2010, this reduction in U.S. taxes on unremitted foreign earnings has been offset by an equal increase in the valuation allowance related to U.S. deferred tax assets, and, as such, had no net effect on tax expense recognized in our Consolidated Statements of Operations.

We also have not recognized a deferred tax liability for the difference between the book basis and tax basis of investments in the common stock of foreign subsidiaries.  Such differences relate primarily to the unremitted earnings of both Witco’s and Great Lakes’ foreign subsidiaries prior to their mergers with us.  The basis difference in subsidiaries of Witco, acquired on September 1, 1999, is approximately $238 million and the basis difference in subsidiaries of Great Lakes, acquired on July 1, 2005, is approximately $67 million.  Estimating the tax liability that would arise if these earnings were repatriated is not practicable at this time.

During the year ended December 31, 2010, we recorded a decrease to our liability for unrecognized tax benefits of approximately $35 million.  This decrease is primarily related to the completion of our federal IRS examination for the 2006-2007 tax years.  During the year ended December 31, 2009, we recorded a decrease to our liability for unrecognized tax benefits of approximately $9 million.  In accordance with ASC 740, we recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The beginning and ending amount of unrecognized tax benefits reconciles as follows:

(In millions)	2010	2009	2008
Balance at January 1	$76	$85	$66

Gross increases for tax positions taken during current year	1	2	16
Gross increases for tax positions taken during a prior period	1	45	29
Gross decreases for tax positions taken during a prior period	(9)	(44)	(12)
Gross decreases due to bankruptcy claims adjustment	-	(5)	-
Decreases from the expiration of the statute of limitations	-	(1)	(7)
Settlements / payments	(29)	(8)	(5)
Foreign currency impact	1	2	(2)

Balance at December 31	$41	$76	$85

We recognized $1 million of interest income, $1 million of interest expense and $3 million of interest expense related to unrecognized tax benefits within tax expense in our Consolidated Statements of Operations in 2010, 2009 and 2008, respectively.  We also recognized, in our Consolidated Balance Sheets at December 31, 2010 and 2009, a total amount of $11 million and $12 million of interest, respectively, related to unrecognized tax benefits.

We file income tax returns in the U.S., various U.S. states and certain foreign jurisdictions.  We have completed our federal examination through December 31, 2007.  The tax years 2008-2009 remain open to examination.

Foreign and United States jurisdictions have statutes of limitations generally ranging from 3 to 5 years.  We have a number of state, local and foreign examinations currently in process.  Major foreign exams in process include Canada, Germany and the United Kingdom.

We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $14 million within the next year.  This reduction may occur due to the statute of limitations expirations or conclusion of examinations by tax authorities.  We further expect that the amount of unrecognized tax benefits will continue to change as a result of ongoing operations, the outcomes of audits, and the expiration of the statute of limitations.  This change is not expected to have a significant impact on our results of operations or the financial condition.

12) CAPITAL STOCK AND EARNINGS (LOSS) PER COMMON SHARE

Capital Stock

New Shares

Pursuant to the Plan, all shares (including shares held in treasury) of our common stock outstanding prior to the Effective Date were canceled.  On November 8, 2010, the NYSE approved for listing 111 million shares of New Common Stock, as authorized under the Plan, comprising (i) approximately 95.5 million shares of New Common Stock to be issued under the Plan; (ii) approximately 4.5 million shares of New Common Stock reserved for future issuances under the Plan as disputed claims are settled; and (iii) 11 million shares of New Common Stock reserved for issuance under our equity compensation plans.

The approximately 4.5 million reserved shares of New Common Stock will be issued to either settle disputed claims or to Holders of Interest.  These shares were not accounted for as of the Effective Date and will be recognized at the date issued and measured based on the fair value of our common stock at that time.  For settlements of liabilities, the difference between the fair value of the stock issued compared to the liability amount will be recognized in our Consolidated Statements of Operations.

We are authorized to issue 500 million shares of $0.01 par value common stock.  There were 95.6 million shares issued at December 31, 2010.  We are authorized to issue 0.3 million shares of $0.01 par value preferred stock, none of which are outstanding.

Old Shares

We were authorized to issue 500 million shares of $0.01 par value common stock.  There were 254.4 million shares issued at December 31, 2009, respectively, of which 11.5 million were held as treasury stock at December 31, 2009.  We were authorized to issue 0.3 million shares of $0.10 par value preferred stock, none of which were outstanding.

The 254.4 million shares of common stock, the 11.5 million shares of treasury stock and the preferred stock right were all canceled upon the Effective Date.

Earnings (Loss) per Common Share

A portion of the 100 million (which excludes shares reserved for equity compensation plans) newly authorized common shares were immediately distributed, and the remainder was reserved for distribution to holders of certain disputed claims that, although unresolved as of the Effective Date, later become allowed.  To the extent that any of the reserved shares remain undistributed upon resolution of the disputed claims, such shares will not be returned to us but rather will be distributed pro rata to claimants with allowed claims or to holders of our previously outstanding common stock to increase their recovery under the Plan.  Therefore, pursuant to the Plan, all 100 million shares ultimately will be distributed.  Accordingly, although the reserved shares are not yet issued and outstanding, all conditions of distribution had been met for these reserved shares as of the Effective Date, and such shares are considered issued and are included in our calculation of weighted average shares outstanding.

The computation of basic earnings (loss) per common share is based on the weighted average number of common shares outstanding.  The computation of diluted earnings (loss) per common share is based on the weighted average number of common and common share equivalents outstanding.  For the years ended December 31, 2010, 2009 and 2008, the computation of diluted earnings (loss) per share equals the basic earnings (loss) per common share calculation since common stock equivalents were antidilutive due to losses from continuing operations.

The weighted average common shares outstanding are 223.0 million, 242.9 million and 242.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.  The weighted average shares outstanding for 2010 were based upon 243 million of old shares outstanding for approximately 10 months and approximately 100 million of new shares outstanding for approximately 2 months.

Although EPS information for the years ended December 31, 2009 and 2008, is presented, it is not comparable to the information presented for the year ended December 31, 2010, due to the changes in our capital structure on the Effective Date.

The shares of common stock underlying our outstanding stock options of 6.8 million and 12.7 million at December 31, 2009 and 2008, respectively, were excluded from the calculation of diluted earnings (loss) per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares as of such dates.  These options could be dilutive if the average share price increases and is greater than the exercise price of these options.  Our performance-based restricted stock units (“RSUs”) of 0.5 million and 1.2 million at December 31, 2009 and 2008, respectively, were also excluded from the calculation of diluted earnings (loss) per share because the specified performance criteria for the vesting of these RSUs had not yet been met.  The unvested stock options and RSUs related to the old plans were terminated upon the Effective Date.

13) ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

An analysis of our comprehensive (loss) income for the years ended 2010, 2009 and 2008 are as follows:

(In millions)	2010	2009	2008
Net loss	$(585)	$(292)	$(971)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(26)	51	(191)
Unrecognized pension and other post-retirement benefit costs	(16)	(78)	(186)
Change in fair value of derivatives	-	1	(1)
Comprehensive loss	(627)	(318)	(1,349)
Comprehensive income attributable to the non-controlling interest	(1)	(1)	-
Comprehensive loss attributable to Chemtura Corporation	$(628)	$(319)	$(1,349)

The components of accumulated other comprehensive loss (“AOCL”), net of tax at December 31, 2010 and 2009 is as follows:

(In millions)	2010	2009
Foreign currency translation adjustment	$88	$114
Unrecognized pension and other post retirement benefit costs	(364)	(348)
Accumulated other comprehensive loss	$(276)	$(234)

Reclassifications from other comprehensive loss to COGS related to our natural gas price swap contracts aggregated to a $2 million pre-tax loss and $1 million pre-tax loss during 2009 and 2008, respectively.  There were no natural gas price swaps contracts outstanding during 2010.

14) STOCK INCENTIVE PLANS

We utilize various employee stock-based compensation plans.  Awards under these plans are granted to eligible officers, management employees and non-employee directors.  Awards may be made in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and/or RSUs.  Under the plans, we issue additional shares of common stock upon the exercise of stock options or the vesting of RSUs.

Description of the Plans

When our Plan became effective, we implemented the Chemtura Corporation 2010 Long-Term Incentive Plan (the “2010 LTIP”) which had been previously approved by the Bankruptcy Court.  All stock-based compensation plans existing prior to the Effective Date were terminated and any unvested or unexercised shares associated with these plans were cancelled.  We recognized all previously unrecognized compensation expense of $1 million to reorganization items, net upon the cancellation of the existing plans.  The 2010 LTIP provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, dividend equivalent rights, stock units, bonus stock, performance awards, share awards, restricted stock and RSUs.  The 2010 LTIP provides for the issuance of a maximum of 11 million shares, of which 1.2 million have been granted.  Non-qualified and incentive stock options may be granted under the 2010 LTIP at prices equal to the fair market value of the underlying common shares on the date of the grant.  All outstanding stock options will expire not more than ten years from the date of the grant.  As of December 31, 2010, grants authorized under the 2010 LTIP are being administered through the following award plans (described below as 2010 EIP, 2009 EIP and 2010 EAP).

During the year ended December 31, 2010 and 2009, we had 9.8 million and 6.5 million shares available for grant respectively.

On June 1, 2010, the Organization, Compensation and Governance Committee of the Board of Directors (the “Committee”) adopted the 2010 Emergence Incentive Plan (the “2010 EIP”).  The 2010 EIP was established by order of the Bankruptcy Court, dated May 18, 2010.  The 2010 EIP provides the opportunity for participants to earn an award that will be granted upon the later of the effectiveness of the Plan or the measurement of 2010 EBITDA as defined under the 2010 EIP in the form of time-based RSUs and/or stock options, if feasible, and/or in cash.  The form of consideration will be determined in accordance with the associated documents filed with the plan.  The number of employees included in the 2010 EIP and the size of the award pool are based upon specific consolidated EBITDA levels achieved in the later of the twelve month period immediately preceding the effectiveness of the Plan or December 31, 2010.  The value of the maximum award pool is $19 million.  We recognized stock based compensation expense of $3 million for the year ended December 31, 2010 related to the 2010 EIP.

The Committee and the Bankruptcy Court approved a similar emergence incentive plan in 2009 (the “2009 EIP”).  On June 1, 2010, the Committee also adopted an amendment to the consolidated EBITDA measurement period under the 2009 EIP from twelve months trailing consolidated EBITDA from emergence from Chapter 11 to twelve months trailing consolidated EBITDA ending March 31, 2010 (the “2009 EIP Amendment”).  The 2009 EIP Amendment was established by order of the Bankruptcy Court, dated May 18, 2010.  We recognized stock based compensation expense of $5 million for the year ended December 31, 2010 related to the 2009 EIP.

Upon the effectiveness of the Plan, we implemented the Chemtura Corporation 2010 Emergence Award Plan (the “2010 EAP”) which had been previously approved by the Bankruptcy Court.  The 2010 EAP provides eligible participants with the opportunity to receive an award based upon our achievement of specified EBITDA goals for the 2011 fiscal year.  Awards granted under the 2010 EAP will be settled in March 2012 upon measurement of the specified EBITDA goals established in the 2010 EAP in the form of up to 1 million shares of New Common Stock.

Total stock-based compensation expense, including amounts for RSUs and stock options, was $10 million, $3 million and $5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

In 2010, stock-based compensation expense of $8 million, $1 million and $1 million was reported in SG&A, COGS and reorganization items, net, respectively.  In 2009 and 2008, stock-based compensation expense was primarily reported in SG&A.

In 2010, approximately 25% of the stock-based compensation expense was allocated to our operating segments.  In 2009 and 2008, approximately 80% of the stock-based compensation expense was allocated to our operating segments.  All other stock-based compensation expense has been allocated to Corporate.

Stock Options

In November 2010, we granted stock options under the 2009 EIP covering 0.8 million shares with an exercise price equal to the fair market value of the underlying common stock on the date of grant.  One third of the options vested immediately upon emergence from Chapter 11, one third vest on March 31, 2011 and one third vest on March 31, 2012.

In February 2008 and December 2008, our Board of Directors approved the grant of stock options covering 2.7 million and 0.3 million shares, respectively, with an exercise price equal to the fair market value of the underlying common stock at the date of grant. These options vest ratably over a four year period.  Any unvested or unexercised shares associated with this grant were cancelled upon the Effective Date.

We use the Black-Scholes option-pricing model to determine the compensation expense related to stock options.  We have elected to recognize compensation cost for stock option awards granted equally over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  Using this method, the weighted average fair value of stock options granted during the years ended December 31, 2010 and December 31, 2008 was $7.73 and $3.38, respectively.  No stock options were granted in 2009. The Black-Scholes option-pricing model requires the use of various assumptions.

The following table presents the weighted average assumptions used:

	Year Ended December 31,
	2010	2009	2008
Dividend yield	0.0%	N/A	2.3%
Expected volatility	56.0%	N/A	46.0%
Risk-free interest rate	1.3%	N/A	3.2%
Expected life (in years)	5	N/A	6

The weighted average expected life of five years for the 2010 grants and six years for the 2008 grants reflects the simplified method, which defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. We continue to use the simplified method because there is insufficient data to develop a justifiable expected term.  Expected volatility for the 2010 option grants is based primarily on the historical volatility over the five year period prior to our entering into Chapter 11.  Expected volatility for the 2008 option grants is based primarily on historical volatility over the six years prior to the option grant date.

A summary of our stock option activities for the three years ended December 31, 2010, 2009 and 2008 is summarized as follows:

				Weighted
				Average	Aggregate
				Remaining	Intrinsic
	Price Per Share		Shares	Contractual	Value
	Range	Average	(in millions)	Life	(in millions)
Outstanding at 1/1/08	$5.85-21.74	$10.19	11.6
Granted	1.50-8.71	7.97	3.1
Exercised	5.85-8.34	8.13	(0.1)		$-
Lapsed	5.85-21.74	11.27	(2.7)
Outstanding at 12/31/08	1.50-21.74	9.38	11.9	5.6	-
Lapsed	5.85-21.74	9.22	(5.5)
Outstanding at 12/31/09	1.50-15.89	9.52	6.4	5.7	-
Cancelled	1.50-15.89	9.52	(6.4)
Granted	15.50	15.50	0.8		-
Outstanding at 12/31/10	$15.50	$15.50	0.8	9.8	$-

Exercisable at 12/31/08	$5.85-21.74	$9.54	8.2
Exercisable at 12/31/09	$1.50-15.89	$10.05	4.4
Exercisable at 12/31/10	$15.50	$15.50	0.3	9.8	$-

Total remaining unrecognized compensation cost associated with unvested stock options at December 31, 2010 was $3 million, which will be recognized over the weighted average period of approximately 1 year.

Restricted Stock Awards

In November 2010, we granted time based RSUs under the 2009 EIP covering 0.4 million shares with a fair market value of the quoted closing price of our stock on the date of grant.  One third of the RSUs vested immediately upon emergence from Chapter 11, one third vests on March 31, 2011 and one third vests on March 31, 2012.

In February 2008, the Board of Directors granted long-term incentive awards of 0.4 million time-based RSUs, which were to vest three and a half years from the date of grant.  The Board of Directors also granted in February 2008 long-term incentive awards in the form of performance-based RSU’S for the 2008 to 2010 performance period.  The awards were for a maximum of 0.8 million shares.  Any unvested RSU’s associated with these grants were cancelled upon the Effective Date.

The fair value of RSUs without market conditions is determined based on the number of shares granted and the quoted closing price of our stock at the date of grant.  To determine the fair value of RSUs with market conditions, we use the Monte Carlo simulation method.  Our determination of the fair value of RSUs with market conditions on the date of grant is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables, including expected volatility and risk-free interest rate.  If other reasonable assumptions are used, the results may differ.

The fair value of all RSUs with market conditions is amortized on a straight-line vesting basis over the derived service periods.  In the case of accelerated vesting based on the market performance of our common stock, the compensation costs related to the vested awards that have not previously been amortized are recognized upon vesting.

RSUs award activity for the years ended December 31, 2010, 2009 and 2008 is as follows:

		Weighted
		Average	Aggregate
	Shares	Grant Date	Fair Value
	(in millions)	Fair Value	(in millions)
Unvested RSU awards, January 1, 2008	2.2	$9.24
Granted	1.3	8.57
Vested	(0.4)	11.55	$2
Canceled or expired	(1.1)	8.90
Unvested RSU awards, December 31, 2008	2.0	8.58	3
Canceled or expired	(0.8)	7.00
Unvested RSU awards, December 31, 2009	1.2	9.51	2
Cancelled	(1.2)	9.51
Granted	0.4	15.50
Vested	(0.1)	15.50	2
Unvested RSU awards, December 31, 2010	0.3	$15.50	$5

Total remaining unrecognized compensation expense associated with unvested RSUs at December 31, 2010 was $4 million, which will be recognized over the weighted average period of approximately 1 year.

Tax Benefits of Stock-Based Compensation Plans

Prior to the adoption ASC 718, any benefit we received from tax deductions resulting from the exercise of stock options and RSUs was presented in the cash flow from operations section of our Consolidated Statements of Cash Flows. ASC 718 requires the benefits of tax deductions in excess of grant-date fair value be presented in the cash flows from financing section of our Consolidated Statements of Cash Flows.  We did not obtain any cash tax benefit associated with shares exercised during the year ended December 31, 2010, 2009 and 2008 as our taxable income has been offset by net operating loss carry forwards and foreign tax credits.  Cash proceeds received from option exercises during the year ended December 31, 2008 was $1 million.

15) PENSION AND OTHER POST-RETIREMENT PLANS

We have several defined benefit and defined contribution pension plans covering substantially all of our domestic employees and certain international employees.  Benefits under the defined benefit plans are primarily based on the employees' years of service and compensation during employment.  Effective January 1, 2006, we eliminated future earnings benefits to participants of our domestic defined benefit plans for non-bargained employees. All active non-bargained employees would subsequently earn benefits under defined contribution plans for all service incurred on or after January 1, 2006.  Our funding policy for the defined benefit plans is based on contributions at the minimum annual amounts required by law plus such amounts as we may deem appropriate.  Contributions for the defined contribution plans are determined as a percentage of the covered employee’s salary.  Plan assets consist of publicly traded securities and investments in commingled funds administered by independent investment advisors.

International employees are covered by various pension benefit arrangements, some of which are considered to be defined benefit plans for financial reporting purposes.  Assets of these plans are comprised primarily of equity investments and fixed-income investments.  Benefits under these plans are primarily based upon levels of compensation.  Funding policies are based on legal requirements, tax considerations and local practices.

We also provide health and life insurance benefits for substantially all of our active domestic employees and certain retired and international employees.  These plans are generally not prefunded and are paid by us as incurred.

During 2009, the Bankruptcy Court authorized us to modify certain benefits under our sponsored post-retirement health care plans.  During March 2010, certain participants of these plans were notified of the amendments to their benefits.  As a result of these amendments, we recognized a $20 million decrease in our U.S. post-retirement health care plan obligations during 2010, with the offset reflected within AOCL.

On November 18, 2009, the Bankruptcy Court entered an order (the “2009 OPEB Order”) approving, in part, our motion (the “2009 OPEB Motion”) requesting authorization to modify certain post-retirement welfare benefits (the “OPEB Benefits”) under our post-retirement welfare benefit plans (the “OPEB Plans”), including the OPEB Benefits of certain Uniroyal salaried retirees (the “Uniroyal Salaried Retirees”).  On April 5, 2010, the Bankruptcy Court entered an order denying the Uniroyal Salaried Retirees’ motion to reconsider the 2009 OPEB Order based, among other things, on the Uniroyal Salaried Retirees’ failure to file a timely objection to the 2009 OPEB Motion. On April 8, 2010, the Uniroyal Salaried Retirees appealed the Bankruptcy Court's April 5, 2010 order and on April 14, 2010, sought a stay pending their appeal (the “Stay”) of the 2009 OPEB Order as to our right to modify the OPEB Benefits. On April 21, 2010, the Bankruptcy Court ordered us not to modify the Uniroyal Salaried Retirees’ OPEB Benefits, pending a hearing and decision as to the Stay.  After consulting with the official committees of unsecured creditors and equity security holders, we requested that the Bankruptcy Court have a hearing  to decide, as a matter of law, whether we have  the right to modify the OPEB Benefits of the Uniroyal Salaried Retirees as requested in the 2009 OPEB Motion.  No decision has been made on this as of December 31, 2010.

In addition, on January 6, 2010, the Bankruptcy Court heard arguments regarding whether we had the right to modify the OPEB Benefits, as requested in the 2009 OPEB Motion, with respect to certain retirees who were represented by the United Steelworkers, or one of its predecessor unions, while employed by us (the “USW Retirees”) and as to whom the Bankruptcy Court did not rule as part of the 2009 OPEB Order. The Bankruptcy Court determined that it could not, without an evidentiary hearing, rule on the 2009 OPEB Motion as it relates to the USW Retirees.  After extensive negotiations with the USW Retirees, the Debtors reached consensual resolution with respect to modification of their OPEB Benefits, eliminating the need for an evidentiary hearing.  On September 17, 2010, the Bankruptcy Court approved the settlement and authorized the Debtors to modify certain benefits under their sponsored post-retirement health care plans.  Such modifications were effectively communicated to the affected participants in December 2010.  As a result of these modifications, we recognized a $7 million decrease in our U.S. post-retirement health care plan obligations in 2010, with the offset reflected within AOCL.

Benefit Obligations

	Defined Benefit Pension Plans
	Qualified		International and		Post-Retirement
	Domestic Plans		Non-Qualified Plans		Health Care Plans
(In millions)	2010	2009	2010	2009	2010	2009
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$874	$826	$421	$366	$150	$155
Service cost	1	1	3	3	-	1
Interest cost	48	50	22	22	7	8
Plan participants' contributions	-	-	1	1	-	-
Actuarial (gains) losses	76	57	29	23	(12)	9
Foreign currency exchange rate	-	-	(14)	30	1	2
Benefits paid	(60)	(60)	(20)	(21)	(15)	(16)
Plan amendments	-	-	-	-	(27)	(9)
Business divestitures (a)	(5)	-	(22)	-	-	-
Settlements	-	-	-	(3)	-	-
Other	-	-	5	-	-	-
Projected benefit obligation at end of year	$934	$874	$425	$421	$104	$150

Accumulated benefit obligation at end of year	$933	$873	$412	$410

Weighted-average year-end assumptions used to determine benefit obligations:
Discount rate	5.10%	5.70%	5.25%	5.56%	4.78%	5.44%
Rate of compensation increase	4.00%	4.00%	3.35%	3.20%
Health care cost trend rate					7.40%	7.73%

(a)  Business divestitures represent the sale of our PVC additives business in April 2010.

A 7.40% weighted-average rate of increase in the health care cost trend rate was assumed for the accumulated post-retirement benefit obligation as of December 31, 2010.  The rate was assumed to decrease gradually to a weighted average rate of 5.0% over approximately the next 6 to 10 years.  Assumed health care cost trend rates have a significant effect on the post-retirement benefit obligation reported for the health care plans.  A one percentage point increase in assumed health care cost trend rates would increase the accumulated post-retirement benefit obligation by $6 million for health care benefits as of December 31, 2010.  A one percentage point decrease in assumed health care cost trend rates would decrease the accumulated post-retirement benefit obligation by $5 million for health care benefits as of December 31, 2010.

Plan Assets

	Defined Benefit Pension Plans
	Qualified		International and		Post-Retirement
	Domestic Plans		Non-Qualified Plans		Health Care Plans
(In millions)	2010	2009	2010	2009	2010	2009
Change in plan assets:
Fair value of plan assets at beginning of year	$625	$630	$230	$186	$-	$-
Actual return on plan assets	86	55	25	30	-	-
Foreign currency exchange rate changes	-	-	(5)	23	-	-
Employer contributions	50	-	18	13	15	15
Plan participants' contributions	-	-	1	1	-	-
Benefits paid	(60)	(60)	(20)	(20)	(15)	(15)
Business divestitures	(1)	-	-	-	-	-
Settlements	-	-	-	(3)	-	-
Fair value of plan assets at end of year	$700	$625	$249	$230	$-	$-

Our pension plan assets are managed by outside investment managers.  Assets are monitored monthly to ensure they are within the range of parameters as set forth by us.  Our investment strategy with respect to pension assets is to achieve the expected rate of return within an acceptable or appropriate level of risk.  Our investment strategy is designed to promote diversification, to moderate volatility and to attempt to balance the expected return with risk levels. The target allocations for qualified domestic plans are 50% equity securities, 45% fixed income securities and 5% to all other types of investments.  The target allocations for international pension plans are 61% equity securities, 37% fixed income securities and 2% to all other types of investments.  Pension plan investments in Chemtura stock were sold during 2009.

The fair values of our defined benefit pension plan assets at December 31, 2010 and 2009, by asset category are as follows:

	Fair Value Measurements at December 31, 2010
	Defined Benefit Pension Plans
	Qualified Domestic Plans				International and Non-Qualified Plans
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S.equities (a)	$80	$80	$-	$-	$-	$-	$-	$-
International equities (a)	62	62	-	-	-	-	-	-
Pooled equity (b)	247	247	-	-	154	20	134	-
Preferred stock	1	-	1	-	-	-	-	-
Fixed income securities:
U.S. government bonds (c)	122	-	122	-	-	-	-	-
International government bonds (c)	-	-	-	-	2	-	2	-
U.S. corporate bonds (d)	152	-	152	-	-	-	-	-
International corporate bonds (d)	24	-	24	-	1	-	1	-
Pooled fixed income funds (e)	-	-	-	-	89	-	89	-
Private equity & other insturments (f)	-	-	-	-	1	-	-	1
Money market funds (g)	10	10	-	-	-	-	-	-
Cash & cash equivalents	2	2	-	-	2	2	-	-
	$700	$401	$299	$-	$249	$22	$226	$1

	Fair Value Measurements at December 31, 2009
	Defined Benefit Pension Plans
	Qualified Domestic Plans				International and Non-Qualified Plans
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S.equities (a)	$65	$65	$-	$-	$-	$-	$-	$-
International equities (a)	59	59	-	-	-	-	-	-
Pooled equity (b)	230	190	40	-	143	17	126	-
Preferred stock	1	-	1	-	-	-	-	-
Fixed income securities:
U.S. government bonds (c)	98	-	98	-	-	-	-	-
International government bonds (c)	-	-	-	-	1	-	1	-
U.S. corporate bonds (d)	125	-	125	-	-	-	-	-
International corporate bonds (d)	25	-	25	-	1	-	1	-
Pooled fixed income funds (e)	-	-	-	-	83	-	83	-
Private equity & other insturments (f)	-	-	-	-	1	-	-	1
Money market funds (g)	22	22	-	-	-	-	-	-
Cash & cash equivalents	-	-	-	-	1	1	-	-
	$625	$336	$289	$-	$230	$18	$211	$1

(a)
U.S. and international equities are comprised of shares of common stock in various sized U.S. and international companies from a diverse set of industries.  Common stock is valued at the closing price reported on the U.S. and international exchanges where the security is actively traded.

(b)
Pooled equity funds include mutual and collective funds that invest primarily in marketable equity securities of various sized companies in a diverse set of industries in various regions of the world.   Shares of publicly traded mutual funds are valued at the closing price reported on the U.S. and international exchanges where the underlying securities are actively traded.  Units of collective funds are valued at the per unit value determined by the fund manager, which is based on market price of the underlying securities.

(c)
U.S. and international government bonds include U.S. treasury, municipal and agency obligations and international government debt.  Such instruments are valued at quoted market prices for those instruments or on institutional bid valuations.

(d)
U.S. and international corporate bonds are from a diverse set of industries and regions.  Such instruments are valued using similar securities in active markets and observable data or broker or dealer quotations.

(e)
Pooled fixed income funds are fixed income funds that invest primarily in corporate and government bonds.  Such instruments are valued using similar securities in active markets and observable data or broker or dealer quotations.

(f)
Private equity and other instruments include instruments for which there are significant unobservable inputs.  The increase in the fair value of these assets was less than $1 million during 2010 and primarily relates to contributions.

(g)	Money market funds primarily include high-grade money market instruments with short maturities (less than 90 days).

Funded Status

The funded status at the end of the year, and the related amounts recognized on the statement of financial condition, are as follows:

	Defined Benefit Pension Plans
	Qualified		International and		Post-Retirement
	Domestic Plans		Non-Qualified Plans		Health Care Plans
(In millions)	2010	2009	2010	2009	2010	2009
Funded status, end of year:
Fair value of plan assets	$700	$625	$249	$230	$-	$-
Benefit obligations	934	874	425	421	104	150
Net amount recognized	$(234)	$(249)	$(176)	$(191)	$(104)	$(150)

Amounts recognized in the statement of financial position at the end of year consist of:
Noncurrent assets	$-	-	1	1	-	-
Current liability	-	-	(7)	(4)	(10)	(1)
Noncurrent liability	(234)	-	(170)	(135)	(94)	(16)
Liabilities subject to compromise	-	(244)	-	(29)	-	(133)
Liabilities of discontinued operations	-	(5)	-	(24)	-	-
Net amount recognized	$(234)	$(249)	$(176)	$(191)	$(104)	$(150)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss/(gain)	$382	$343	$81	$63	$35	$50
Prior service cost/(credit)	1	1	-	-	(64)	(42)
	$383	$344	$81	$63	$(29)	$8

The estimated amounts that will be amortized from AOCL into net periodic benefit cost in 2011 are as follows:

		International	Post-
	Qualified	and Non-	Retirement
	Domestic	Qualified	Health Care
(In millions)	Plans	Plans	Plans
Actuarial loss	$12	$2	$2
Prior service credit	-	-	(6)
Total	$12	$2	$(4)

As of December 31, 2010, the current liabilities positions are included in accrued expenses on our Consolidated Balance Sheets and the non-current liabilities positions are shown as pension and post-retirement health care liabilities.  As of December 31, 2009, domestic liabilities are included in liabilities subject to compromise.

Our funding assumptions for our domestic pension plans assume no significant change with regards to demographics, legislation, plan provisions, or actuarial assumptions or methods to determine the estimated funding requirements. The Pension Protection Act, which was passed in 2006, extends interest rate relief for qualified domestic pension plans until 2008, at which time a new methodology for determining required funding amounts will be phased in.  We contributed approximately $83 million and $28 million to our pension and post retirement plans in 2010 and 2009, respectively. The 2010 contribution includes a $50 million voluntary contribution to our domestic qualified plans, which resulted from an agreement entered into with the Pension Benefit Guaranty Corporation related to our emergence from bankruptcy.  There were no discretionary contributions to our domestic qualified plan in 2009 or to our international plans during 2010 and 2009.

The projected benefit obligation and fair value of plan assets for pension and post-retirement plans with a projected benefit obligation in excess of plan assets at December 31, 2010 and 2009 were as follows:

(In millions)	2010	2009
Projected benefit obligation in excess of plan assets at end of year:
Projected benefit obligation	$1,452	$1,436
Fair value of plan assets	937	845

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension and post-retirement plans with an accumulated benefit obligation in excess of plan assets at December 31, 2010 and 2009 were as follows:

(In millions)	2010	2009
Accumulated benefit obligation in excess of plan assets at end of year:
Projected benefit obligation	$1,347	$1,286
Accumulated benefit obligation	1,334	1,274
Fair value of plan assets	936	845

Expected Cash Flows

Information about the expected cash flows for the domestic qualified defined benefit plans, international and non-qualified defined benefit plans and post-retirement health care plans are as follows:

	Defined Benefit Pension Plans
(in millions)	Qualified Domestic Plans	International and Non-Qualified Plans	Post-Retirement Health Care Plans
Expected Employer Contributions:
2011	$18	$15	$11

Expected Benefit Payments (a):
2011	61	18	11
2012	61	20	10
2013	61	21	9
2014	61	22	9
2015	61	22	8
2016-2020	310	127	36

(a)	The expected benefit payments are based on the same assumptions used to measure our benefit obligation at the end of the year and include benefits attributable to estimated future employee service.

One of our U.K. subsidiaries is negotiating the terms of additional cash contributions to be made to its defined benefit pension plan.  While the final terms have not yet been agreed, these cash contributions could be up to £60 million (or $95 million U.S.) over a four year period starting in 2011.  Approximately £8 million (or $12 million U.S.) of such additional contributions have been reflected in the expected cash flows for 2011 in the table above.

Net Periodic Cost

	Defined Benefit Pension Plans
	Qualified			International and			Post-Retirement
	Domestic Plans			Non-Qualified Plans			Health Care Plans
(In millions)	2010	2009	2008	2010	2009	2008	2010	2009	2008
Components of net periodic benefit cost (credit):

Service cost	$1	$-	$1	$3	$3	$4	$-	$-	$1
Interest cost	48	50	49	22	22	25	7	9	9
Expected return on plan assets	(55)	(56)	(63)	(18)	(18)	(21)	-	-	-
Amortization of prior service cost	-	-	-	-	-	-	(5)	(6)	-
Recognized actuarial losses	7	5	7	1	1	1	3	2	2
Curtailment gain recognized	-	-	-	-	-	(6)	-	-	(3)
Settlement loss recognized	-	-	-	-	-	2	-	-	-
Other	-	-	-	-	-	1	-	1	-
Net periodic benefit cost (credit)	$1	$(1)	$(6)	$8	$8	$6	$5	$6	$9

	Qualified			International and			Post-Retirement
	Domestic Plans			Non-Qualified Plans			Health Care Plans
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Weighted-average assumptions used to determine net cost:

Discount rate	5.70%	6.00%	6.00%	5.66%	5.90%	5.46%	5.49%	6.04%	5.87%
Expected return on plan assets	8.00%	7.75%	8.50%	7.60%	7.50%	7.50%
Rate of compensation increase	4.00%	4.00%	4.00%	2.96%	3.60%	3.22%

The expected return on pension plan assets is based on our investment strategy, historical experience, and our expectations for long term rates of return.  We determine the long-term rate of return assumptions for the domestic and international pension plans based on its investment allocation between various asset classes.  The expected rate of return on plan assets is derived by applying the expected returns on various asset classes to our target asset allocation.  The expected returns are based on the expected performance of the various asset classes and are further supported by historical investment returns. We utilized a weighted average expected long-term rate of 8.00% on all domestic assets and a weighted average rate of 7.60% for the international plan assets for the year ended December 31, 2010.

Assumed health care cost trend rates have a significant effect on the service and interest cost components reported for the health care plans. A one percentage point increase in assumed health care cost trend rates increases the service and interest cost components of net periodic post-retirement health care benefit cost by less than $1 million for 2010.  A one percentage point decrease in assumed health care cost trend rates decreases the service and interest cost components of net periodic post-retirement health care benefit cost by less than $1 million for 2010.

Our cost of the defined contribution plans was $13 million for 2010, $13 million for 2009 and $18 million for 2008.

16) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Our business activities expose our earnings, cash flows and financial condition to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and energy prices.  We maintain a risk management strategy that may use derivative instruments to mitigate risk against foreign currency movements and to manage energy price volatility.  In accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”), we recognize in AOCL any changes in the fair value of all derivatives designated as cash flow hedging instruments.  We do not enter into derivative instruments for trading or speculative purposes.

We used price swap contracts as cash flow hedges to convert a portion of our forecasted natural gas purchases from variable price to fixed price purchases.  These contracts were designated as hedges of a portion of our forecasted natural gas purchases, and these contracts involve the exchange of payments over the life of the contracts without an exchange of the notional amount upon which the payments are based.  The differential paid or received as natural gas prices change is reported in AOCL.  These amounts are subsequently reclassified into COGS when the related inventory layer is sold.  These contracts have been terminated by the counterparties due to our Chapter 11 cases and were classified as liabilities subject to compromise.  As of the termination date, the contracts were deemed to be effective and we maintained hedge accounting given that the forecasted hedge transactions were probable.  At December 31, 2010, we had no outstanding price swaps since the contracts expired in December 2009.  In 2009, a loss of $2 million was reclassified from AOCL to COGS associated with the commodity contracts.

We have exposure to changes in foreign currency exchange rates resulting from transactions entered into by us and our foreign subsidiaries in currencies other than their local currency (primarily trade payables and receivables).  We are also exposed to currency risk on intercompany transactions (including intercompany loans).  We manage these transactional currency risks on a consolidated basis, which allows us to net our exposure.  We have traditionally purchased foreign currency forward contracts, primarily denominated in Euros, British Pound Sterling, Canadian dollars, Mexican Pesos and Australian dollars to manage our transaction exposure.  These contracts are generally recognized in other income (expense), net to offset the impact of valuing recorded foreign currency trade payables, receivables and intercompany transactions.  We have not designated these derivatives as hedges, although we believe these instruments reduce our exposure to foreign currency risk.  Our ability to hedge changes in foreign currency exchange rates resulting from transactions was limited beginning in the first quarter of 2009.  In 2009, we recognized a loss of $26 million in other expense, net associated with the foreign exchange contracts.

The net effect of the realized and unrealized gains and losses on the foreign exchange derivatives and the underlying transactions resulted in a pre-tax loss of $11 million, a pre-tax loss of $22 million and a pre-tax gain of $25 million in 2010, 2009 and 2008, respectively.

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

The following table presents the carrying amounts and estimated fair values of material financial instruments used by us in the normal course of our business:

	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In millions)
Total debt	$751	$786	$1,430	$1,459

Total debt in 2009 includes liabilities subject to compromise with a carrying amount of $1.2 billion (fair value of $1.2 billion).

Fair Value Measurements

We apply provisions of ASC 820 with respect to its financial assets and liabilities that are measured at fair value within the financial statements on a recurring basis.  ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions.  The fair value hierarchy specified by ASC 820 is as follows:
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

Level 1 fair value measurements in 2010 and 2009 included the deferral of compensation, our match and investment earnings related to the Supplemental Savings Plan. These securities are considered our general assets until distributed to the participant and are included in other assets in our Consolidated Balance Sheets.  A corresponding liability is included in other liabilities at December 31, 2010 and liabilities subject to compromise at December 31, 2009 in our Consolidated Balance Sheets.  Quoted market prices were used to determine fair values of the investments (Level 1) held in a trust with a third-party brokerage firm.  The fair value of the asset and corresponding liability was $1 million at December 31, 2010 and 2009.  For the year ended December 31, 2010, there were no transfers into or out of Level 1 and Level 2.

Level 3 fair value measurements are utilized in our impairment reviews of Goodwill (see Note 8 – Goodwill and Intangible Assets).  Fair value measurements of benefit plan assets included in net benefit plan liabilities are discussed in Note 15 – Pension and Other Post-Retirement Plans.

18) ASSET RETIREMENT OBLIGATIONS

We apply the provisions of ASC Topic 410, Asset Retirements and Environmental Obligations (“ASC 410”), which require companies to make estimates regarding future events in order to record a liability for asset retirement obligations in the period in which a legal obligation is created.  Such liabilities are recorded at fair value, with an offsetting increase to the carrying value of the related long-lived assets.  The fair value is estimated by discounting projected cash flows over the estimated life of the assets using our credit adjusted risk-free rate applicable at the time the obligation is initially recorded.  In future periods, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset.  We also adjust the liability for changes resulting from revisions to the timing or the amount of the original estimate.  Upon retirement of the long-lived asset, we either settle the obligation for its recorded amount or incur a gain or loss.

Our asset retirement obligations include estimates for all asset retirement obligations identified for our worldwide facilities.  Our asset retirement obligations are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases at approximately 24 facilities; legal obligations to close approximately 92 brine supply, brine disposal, waste disposal, and hazardous waste injection wells and the related pipelines at the end of their useful lives; and decommissioning and decontamination obligations that are legally required to be fulfilled upon closure of approximately 33 of our manufacturing facilities.

The following is a summary of the change in the carrying amount of the asset retirement obligations during 2010 and 2009, the net book value of assets related to the asset retirement obligations at December 31, 2010 and 2009 and the related depreciation expense recorded in 2010 and 2009.

(In millions)	2010	2009
Asset retirement obligation balance at beginning of year	$26	$23
Revisions (a)	(3)	-
Accretion expense – cost of goods sold (b)	2	4
Accretion expense – loss from discontinued operations (c)	(1)	-
Payments	(1)	(2)
Foreign currency translation	-	1
Asset retirement obligation balance at end of year	$23	$26

Net book value of asset retirement obligation assets at end of year	$1	$2

Depreciation expense	$-	$1

(a)	Includes the reversal of asset retirement obligations related to the sale of our natural sodium sulfonates and oxidized petroletum product lines in July 2010.
(b)
The decrease in accretion expense in 2010 as compared to 2009 is primarily due to the revision of costs related to various reorganization initiatives implemented in 2009 and 2010, which resulted in the acceleration of certain costs in 2009 and the reduction of certain costs in 2010.

(c)	Includes the reversal of asset retirement obligations related to the sale of our PVC additives business in April 2010.

At December 31, 2010, $11 million of the asset retirement obligation balance was included in accrued expenses and $12 million was included in other liabilities on our Consolidated Balance Sheet.  At December 31, 2009, $9 million of the asset retirement obligation balance was included in accrued expenses, $15 million was included in other liabilities and $2 million was included in liabilities subject to compromise on our Consolidated Balance Sheet.

19) LEGAL PROCEEDINGS AND CONTINGENCIES

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

As a result of the Chapter 11 cases, substantially all prepetition litigation and claims against Chemtura and our subsidiaries that were Debtors in the Chapter 11 cases have been discharged and permanently enjoined from further prosecution and are described under the subheading “Prepetition Litigation and Claims Discharged under the Plan” below.

Claims and legal actions asserted against non-Debtors or relating to events occurring after the Effective Date, certain regulatory and administrative proceedings and certain contractual and other claims assumed with the authorization of the Bankruptcy Court, were not discharged in the Chapter 11 cases and are described under the subheading “Litigation and Claims Not Discharged Under the Plan” below.

Prepetition Litigation and Claims Discharged Under the Plan

Chapter 11 Plan and Establishment of Claims Reserves

On March 18, 2009, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code.  The Debtors’ Chapter 11 cases have been assigned to the Honorable Robert E. Gerber and are being jointly administered as Case No. 09-11233.  The Debtors continued to operate their business as debtors in possession under the jurisdiction of the Bankruptcy Court until their emergence from Chapter 11 on November 10, 2010.

Pursuant to the Plan, and by orders of the Bankruptcy Court dated September 24, 2010, October 19, 2010 and October 29, 2010, the Debtors established the Diacetyl Reserve, the Environmental Reserve and the Disputed Claims Reserve, each as defined in the Plan, on account of claims that were not yet allowed in the Chapter 11 cases as of the Effective Date, including proofs of claim asserted against the Debtors that were subject to objection as of the Effective Date (the “Disputed Claims”).  The Diacetyl Reserve was approved by the Bankruptcy Court in the amount of $7 million, comprised of separate segregated reserves, and has since been reduced as settlement agreements have been approved by the Bankruptcy Court.  The Environmental Reserve was approved by the Bankruptcy Court in the amount of $38 million, a portion of which is further segregated into certain separate reserves established to account for settlements that are pending Bankruptcy Court approval, and has since been reduced as settlement agreements have been approved by the Bankruptcy Court.  The Disputed Claims Reserve was approved by the Bankruptcy Court in the amount of $42 million, plus additional segregated individual reserves for certain creditors' claims in the aggregate amount of approximately $30 million, some of which have been reduced as settlement agreements have been approved by the Bankruptcy Court.

As of December 31, 2010, as a result of distributions pursuant to the Plan, the remaining undisbursed amount in the Environmental Reserve was $27 million, the remaining undisbursed amount in the Diacetyl Reserve was less than $1 million, and the remaining undisbursed amount in the Disputed Claims Reserve was $36 million.  Any Disputed Claims, to the extent they are ultimately allowed by the Bankruptcy Court will be satisfied (to the extent allowed and not covered by insurance) from one of the claims reserves described above, and holders of the Disputed Claims are permanently enjoined under the Plan from pursuing their claims against us.

As we complete the process of evaluating and/or resolving the Disputed Claims, appropriate adjustments to our Consolidated Financial Statements will be made.  Adjustments may also result from actions of the Bankruptcy Court, settlement negotiations, and other events.  For additional information, see Note 2 – Bankruptcy Proceedings and Emergence from Chapter 11 in our Notes to Consolidated Financial Statements.

Certain Prepetition Litigation Against the Debtors

Tricor:  Our litigation with Tricor Refining, LLC (“Tricor”) pending in the California Superior Court, Kern County, was settled during the Chapter 11 cases pursuant to a stipulation by which Tricor agreed to convey certain property and assets to us and, in return, Tricor was granted a general unsecured claim in the Chapter 11 cases in the amount of approximately $2 million.

Conyers:  Three putative class action lawsuits pending in the Superior Court of Rockdale County, Georgia pertaining to the fire at our Conyers, Georgia warehouse on May 25, 2004 captioned James and Carla Brown v. Bio-Lab, Inc., et al., Don Chapman et al. v. Bio-Lab, Inc., et al. and Deborah Davis, et al. v. Bio-Lab, Inc., et al., one putative federal class action lawsuit captioned Bill Martin, et al. v. Bio-Lab, Inc., et al. and several remaining individual lawsuits, including the lawsuit captioned Billy R. Brown, et al. v. Bio-Lab, Inc., et al., pending in the Superior Court of Rockdale County, Georgia will be resolved under a Class Action Settlement Agreement (the “Settlement Agreement”) entered into on August 25, 2010.  The Settlement Agreement provides for a settlement fund of $7 million to be paid out to settlement class members on a claim-by-claim basis pursuant to certain procedures and a distribution formula set forth in the Settlement Agreement.  Those persons who have opted out of the settlement class and have filed a proof of claim during the Chapter 11 cases may continue to pursue such claim in the Bankruptcy Court.  We believe those persons who have opted out of the Settlement Class and have not filed a proof of claim during the Chapter 11 cases will be barred by the Plan and discharge injunction from pursuing their claims against us.  By order dated September 10, 2010, the Bankruptcy Court approved the Debtors’ entry into the Class Action Settlement Agreement, and preliminarily approved the class action settlement.  In January 2011, the Bankruptcy Court entered a final order approving the Settlement Agreement as fair, adequate and reasonable.

Diacetyl:  Beginning before 2001, food industry factory workers began alleging that exposure to diacetyl, a butter flavoring ingredient widely used in the food industry between 1982 and 2005, caused respiratory illness.

During the Chapter 11 cases, approximately 373 non-duplicative proofs of claim involving diacetyl were filed against us, approximately 366 of which were filed by individual claimants, and approximately 7 of which were filed by corporate re-sellers or users of diacetyl seeking contribution or indemnity (the “Corporate Claimants”).  The diacetyl claims included the claims of plaintiffs in 23 diacetyl lawsuits that were then pending against us and/or Chemtura Canada, our wholly owned subsidiary.

We have entered into, and obtained Bankruptcy Court approval of, settlement agreements to resolve all of the diacetyl claims filed by the individual claimants and the Corporate Claimants, except for those claims that have been expunged by order of the Bankruptcy Court.  We have also entered into and obtained Bankruptcy Court approval of a settlement agreement with a key insurance carrier, AIG, with respect to the diacetyl claims, which provides for payment of 50% of the diacetyl settlements entered into during the Chapter 11 cases.  Claims subject to approved settlements have been treated as allowed claims and satisfied pursuant to the Plan.

U.S. Direct and Indirect Purchaser Antitrust Lawsuits

Bandag:  The lawsuit originally brought by Bridgestone Americas Holding, Inc, Bridgestone Firestone North American Tire, LLC, and Pirelli Tire, LLC (all of whom have since settled) along with the remaining plaintiff, Bandag Incorporated (n/k/a/ Bridgestone Bandag, LLC), with respect to purchases of rubber chemicals from Chemtura, our predecessor Uniroyal, and several of the world-wide leading suppliers of rubber chemicals, has been resolved during the Chapter 11 cases.  On September 4, 2009, the District Court for the Northern District of California confirmed an arbitration panel’s award and entered a judgment against us in the amount of $14 million, and that amount has been treated as an allowed general unsecured claim and satisfied pursuant to the terms of the Plan.

State Lawsuits:   We were a defendant in certain indirect purchaser antitrust class action lawsuits filed in state courts involving the sale of urethanes and urethane chemicals, of which 13 state complaints were pending at the time of filing the Chapter 11 cases.  On September 12, 2008, we received final court approval of a settlement agreement covering one of these actions, which had been removed to federal court, as described above.  In addition, on December 23, 2008, we received preliminary court approval of a settlement agreement covering the remaining 12 complaints, all of which are pending in a coordinated proceeding in the Superior Court of the State of California for the County of San Francisco.  The settlement funds totaling $1 million were placed into escrow pursuant to this agreement.  The settlement agreement was assumed by us in connection with confirmation of the Plan and the settlement funds have since been released from escrow following the Company’s emergence from Chapter 11.  Final approval of the settlement was granted on December 8, 2010.

Australian Civil Antitrust Matters

On September 27, 2007, Chemtura and one of our subsidiaries who did not file a Chapter 11 case, as well as Bayer AG and Bayer Australia Ltd., were sued by Wright Rubber Products Pty Ltd. (“Wright”) in the Federal Court of Australia for alleged price fixing violations with respect to the sale of rubber chemicals in Australia.  On November 21, 2008, Wright filed an amended Statement of Claim and further amended its Statement of Claim on August 2, 2010.  In response, Chemtura and our subsidiary have filed an answer and intend to assert all meritorious defenses and to aggressively defend this matter.  To the extent that Chemtura has any liability with respect to this matter, it will be satisfied from the Disputed Claims Reserve pursuant to the Plan.  We do not expect this matter to have a material adverse effect on our financial condition, results of operations or cash flows.

Federal Securities Class Action

Chemtura, certain of our former officers and directors (the “Crompton Individual Defendants”), and certain former directors of the Company’s predecessor Witco Corp. were defendants in a consolidated class action lawsuit, filed on July 20, 2004, in the United States District Court, District of Connecticut (the “Federal District Court”), brought by plaintiffs on behalf of themselves and a class consisting of all purchasers or acquirers of our stock between October 1998 and October 2002 (the “Federal Securities Class Action”).  The consolidated amended complaint principally alleges that Chemtura and the Crompton Individual Defendants issued false and misleading statements that violated the federal securities laws by reporting inflated financial results resulting from an alleged illegal, undisclosed price-fixing conspiracy.  The putative class includes former Witco Corp. shareholders who acquired their securities in the Crompton-Witco merger pursuant to a registration statement that allegedly contained misstated financial results.  The complaint asserts claims against Chemtura and the Crompton Individual Defendants under Section 11 of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder.  Plaintiffs also assert claims for control person liability under Section 15 of the Securities Act of 1933 and Section 20 of the Securities Exchange Act of 1934 against the Crompton Individual Defendants. The complaint also asserts claims for breach of fiduciary duty against certain former directors of Witco Corp. for actions they allegedly took as Witco Corp. directors in connection with the Crompton-Witco merger. The plaintiffs sought, among other things, unspecified damages, interest, and attorneys’ fees and costs. Chemtura and the Crompton Individual Defendants filed a motion to dismiss the complaint on September 17, 2004 and the former directors of Witco Corp. filed a motion to dismiss the complaint in February 2005.  On November 28, 2008, the parties signed a settlement agreement (the “November 2008 Settlement Agreement”).  The Federal District Court granted preliminary approval of the November 2008 Settlement Agreement on December 12, 2008 and scheduled a June 12, 2009 final approval hearing which hearing was subsequently rescheduled for November 11, 2009.  The November 2008 Settlement Agreement provided for payment by or on behalf of defendants of $21 million.

On September 17, 2009, the Federal District Court entered an order cancelling the final approval hearing of the November 2008 Settlement Agreement due to the automatic stay resulting from Chapter 11 cases.  The Federal District Court also denied on December 31, 2009 the motions to dismiss the complaint we filed, the Crompton Individual Defendants and the former directors of Witco Corp.  The motions to dismiss were denied without prejudice to renew following resolution of the Chapter 11 cases.  In October 2009, the Bankruptcy Court issued an Order authorizing us to enter into a settlement stipulation requiring the return of $9 million that we transferred to the plaintiffs prior to our Chapter 11 filing in connection with the November 2008 Settlement Agreement (the “Pre-Petition Payment”).  We entered into such settlement stipulation and $9 million was returned to us.  On April 13, 2010, the parties entered into an amended settlement agreement whereby the plaintiffs agreed to accept a total of approximately $11 million to be paid by our insurer in full satisfaction of our obligations pursuant to the settlement and amended settlement agreements.  This matter will be resolved as a settlement class action.  The settlement was subject to the approval of both the Federal District Court and the Bankruptcy Court.  On May 4, 2010, the Bankruptcy Court approved the settlement of the class action, and on August 17, 2010, the Federal District Court approved the settlement of the class action

Appeals Relating to the Chapter 11 Cases

During the Chapter 11 cases, a creditor, Pentair Water Pool & Spa, Inc. (“Pentair”), appealed three orders of the Bankruptcy Court: (i) the Bankruptcy Court’s order establishing the Disputed Claims Reserve, (ii) an order partially disallowing the claims asserted by Pentair, and (iii) an order overruling the late-filed objection of Kurt and Amy Stetler to the Debtors’ motion seeking the establishment of the Disputed Claims Reserve.  The appeals are pending before the District Court for the Southern District of New York.  None of the appeals individually or in the aggregate is expected to have a material adverse effect on our financial condition, results of operations or cash flows.

Litigation and Claims Not Discharged Under the Plan

Antitrust Investigations and Related Matters

On May 27, 2004, we pled guilty to one-count charging us with participating in a combination and conspiracy to suppress and eliminate competition by maintaining and increasing the price of certain rubber chemicals sold in the United States and elsewhere during the period July 1995 to December 2001.  The U.S. federal district court imposed a fine of $50 million (the “U.S. Fine”), payable in six annual installments, without interest, beginning in 2004.  On May 28, 2004, we pled guilty to one count of conspiring to lessen competition unduly in the sale and marketing of certain rubber chemicals in Canada.  The Canadian federal court imposed a sentence requiring us to pay a fine of CDN $9 million (approximately U.S. $7 million) (the “Canadian Fine”), payable in six annual installments, without interest, beginning in 2004.  During the Chapter 11 cases, we negotiated modifications to the U.S. Fine and the Canadian Fine to decrease the amount of the final payment for each fine and to make the final payment in four equal installments over a two-year period ending on December 31, 2010.  The negotiated reduction of the U.S. Fine and the Canadian Fine was subject to upward adjustment in the event the Debtors’ general unsecured creditors received greater than 62.5% recovery on their general unsecured claims.  During the period ended as of December 31, 2010, we paid the last remaining installment of the U.S. Fine and the Canadian Fine and a “true-up” amount with respect to each fine for total payments of $11 million US and $2 million CDN.

The reserve activity for antitrust related litigation is summarized as follows:

				Civil Case
	Governmental Reserves			Reserves
(In millions)	U.S. DOJ Fines	Canada Federal Fines	Total U.S and Canada Fines	U.S. Civil and Securities Matters
Balance January 1, 2008	$29	$5	$34	$43
Antitrust costs, excluding legal fees	-	-	-	7
Payments	(14)	(3)	(17)	(20)
Accretion - Interest	1	-	1	-
Balance December 31, 2008	16	2	18	30
Antitrust costs, excluding legal fees	(2)	-	(2)	6
Payments	(5)	(1)	(6)	-
Balance December 31, 2009	9	1	10	36
Antitrust costs, excluding legal fees	2	1	3	(21)
Payments	(11)	(2)	(13)	(14)
Balance December 31, 2010	$-	$-	$-	$1

Other Proceedings

Chemtura Manufacturing U.K. Limited (“CMUK”) is the principal employer of the Great Lakes U.K. Limited Pension Plan (the “U.K. Pension Plan”), an occupational pension scheme that was established in the U.K. to provide pensions and other benefits for its employees.  Under the U.K. Pension Plan, certain employees and former employees are entitled to pension benefits, most of which are defined benefits in nature, based on pensionable salary.  The U.K. Pension Plan has approximately 580 pensioners and 690 members entitled to deferred benefits under the defined benefit section.  The estimated funding deficit of the U.K. Pension Plan as of December 31, 2008, as measured in accordance with Section 75 of the Pension Act of 1995 (U.K.), is approximately £95 million.

As previously disclosed, the Trustees of the UK Pension Plan (the “UK Pension Trustees”) filed 27 contingent, unliquidated Proofs of Claim against each of the Debtors (other than Chemtura Canada) in the Chapter 11 cases.   By agreement with the UK Pension Trustees, the Proofs of Claim were disallowed on the condition that no party may later assert that the Chapter 11 cases operate as a bar to the UK Pension Trustees asserting claims against any of the Debtors in an appropriate non-bankruptcy forum. We also disclosed that the applicable regulatory authority, in this case the UK Pensions Regulator (the “Regulator”), may assert claims against CMUK and against other Chemtura affiliates who are not sponsors of the U.K. Pension Plan. On December 22, 2010, the Regulator issued a “warning notice” to CMUK and five other Chemtura affiliates, including Chemtura Corporation, stating their intent to request authority to issue a “financial support direction” against each of them for the support of the benefit obligations under the UK Pension Plan, potentially up to the amount of the funding deficit. At the same time, CMUK has continued to engage in negotiations with the UK Pension Trustees over the terms of a “recovery plan” to reduce the underfunded deficit in the UK Pension Plan, which may include cash contributions of up to £60 million to the UK pension Plan over a four year period.

Environmental Liabilities

We are involved in environmental matters of various types in a number of jurisdictions.  A number of such matters involve claims for material amounts of damages and relate to or allege environmental liabilities, including clean up costs associated with hazardous waste disposal sites and natural resource damages.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), and comparable state statutes impose strict liability upon various classes of persons with respect to the costs associated with the investigation and remediation of waste disposal sites.  Such persons are typically referred to as “Potentially Responsible Parties” or PRPs.  Chemtura and several of our subsidiaries have been identified by federal, state or local governmental agencies or by other PRPs, as a PRP at various locations in the United States.  Because in certain circumstances these laws have been construed to authorize the imposition of joint and several liability, the Environmental Protection Agency (“EPA”) and comparable state agencies could seek to recover all costs involving a waste disposal site from any one of the PRPs for such site, including Chemtura, despite the involvement of other PRPs.  In many cases, we are one of a large number of PRPs with respect to a site.  In a few instances, we are the sole or one of only a handful of PRPs performing investigation and remediation.  Where other financially responsible PRPs are involved, we expect that any ultimate liability resulting from such matters will be apportioned between us and such other parties.  In addition, we are involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.  As described below, certain environmental liabilities against us have been discharged or settled during the Chapter 11 cases.

Discharged and/or Settled Environmental Liabilities

As part of the Chapter 11 cases, under the Plan, the Debtors retained responsibility for environmental cleanup liabilities relating to currently owned or operated sites (i.e. sites that were part of the Debtors’ estates) and, with certain exceptions, discharged or settled liabilities relating to formerly owned or operated sites (i.e. sites that were no longer part of the Debtors’ estates) and third-party sites (i.e. sites that never were part of the Debtors’ estate).

As of December 31, 2010, we had entered into and had either obtained or filed motions seeking Bankruptcy Court approval of environmental settlements with the United States Department of Justice, the EPA and the Connecticut Commissioner of Environmental Protection, the Indiana Department of Environmental Management, the Florida Department of Environmental Protection, the North Carolina Division of Waste Management, the New York Environmental Protection and Spill Compensation Fund, the Georgia Department of Natural Resources, the Louisiana Department of Environmental Quality, the Texas Commission on Environmental Quality, the Ohio Environmental Protection Agency, the State of New York and the New York State Department of Environmental Conservation, the Pennsylvania Department of Environmental Protection, the California Department of Toxic Substances Control, and the New Jersey Department of Environmental Protection.  The settlement with the EPA resolved alleged violations of the Clean Air Act, CERCLA, the Emergency Planning and Community Right to Know Act, and the Clean Water Act, with respect to our Conyers facility, which we had previously reported in our periodic reports.

In addition, in January 2011, we entered into and obtained Bankruptcy Court approval of environmental settlements with the California Regional Water Quality Control Board, Santa Ana Region, the California Regional Water Quality Control Board, San Francisco Bay Region, the State Water Resources Board for the State of California, and the New Jersey Department of Environmental Protection.  We are continuing settlement discussions with the Pennsylvania Department of Environmental Protection with respect to one formerly owned site.

All of the above-described settlements have been paid from the Debtors’ estates or will be paid from the Environmental Reserve established under the Plan.  As of December 31, 2010, $3 million has been paid on account of such settlements.  As a result of these settlements, we have voluntarily dismissed an Adversary Proceeding that the Debtors initiated during the Chapter 11 cases against the United States and various States seeking a ruling from the Bankruptcy Court that all of the Debtors’ liabilities with respect to formerly owned or operated sites and third-party sites are dischargeable claims in the Chapter 11 cases.

In view of the offers made to settle environmental liabilities and the settlements that have been reached with respect to environmental liabilities, estimates relating to environmental liabilities with respect to formerly owned or operated sites and third-party sites are now classified as accrued expenses and other liabilities in our Consolidated Balance Sheet at December 31, 2010.

Environmental Liabilities that Have Not Been Discharged or Settled

Each quarter, we evaluate and review estimates for future remediation and other costs to determine appropriate environmental reserve amounts.  For each site where the cost of remediation is probable and reasonably estimable, we determine the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by us and the anticipated time frame over which payments toward the remediation plan will occur.  At sites where we expect to incur ongoing operation and maintenance expenditures, we accrue on an undiscounted basis for a period of generally 10 years those costs which we believe are probable and reasonably estimable.

The total amount accrued for environmental liabilities as of December 31, 2010 and December 31, 2009, was $119 million (which includes $27 million related to disputed claims) and $122 million, respectively.  At December 31, 2010 and December 31, 2009, $43 million and $16 million, respectively, of these environmental liabilities were reflected as accrued expenses and $76 million and $64 million, respectively, were reflected as other liabilities and as of December 31, 2009, $42 million was classified as liabilities subject to compromise in our Consolidated Balance Sheets.  We estimate that ongoing environmental liabilities could range up to $114 million at December 31, 2010.  Our accruals for environmental liabilities include estimates for determinable clean-up costs.  We recorded a pre-tax charge of $54 million in 2010, $20 million in 2009, and $5 million in 2008, to increase our environmental liabilities and made payments of $52 million in 2010 (which included $42 million related to pre-petition liabilities) and $9 million in 2009 for clean-up costs, which reduced our environmental liabilities.  At certain sites, we have contractual agreements with certain other parties to share remediation costs.  We have a receivable of $11 million at December 31, 2010 and $12 million at December 31, 2009 to reflect probable recoveries.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable.  We intend to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters.  However, the final cost of clean-up at these sites could exceed our present estimates, and could have, individually or in the aggregate, a material adverse effect on our financial condition, results of operations or cash flows.  Our estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted, and as negotiations with respect to certain sites continue or as certain liabilities relating to such sites are resolved as part of the Chapter 11 cases.

Other

We are routinely subject to other civil claims, litigation and arbitration, and regulatory investigations, arising in the ordinary course of our business, as well as in respect of our divested businesses.  Some of these claims and litigations relate to product liability claims, including claims related to our current products and asbestos-related claims concerning premises and historic products of our corporate affiliates and predecessors.  We believe the claims relating to the period before the filing of the Chapter 11 cases are subject to discharge pursuant to the Plan and will be satisfied, to the extent allowed by the Bankruptcy Court, solely from the Disputed Claims Reserve.  Further, we believe that we have strong defenses to these claims.  These claims have not had a material impact on us to date and we believe the likelihood that a future material adverse outcome will result from these claims is remote.  However, we cannot be certain that an adverse outcome of one or more of these claims, to the extent not discharged in the Chapter 11 cases, would not have a material adverse effect on its financial condition, results of operations or cash flows.

Internal Review of Customer Incentive, Commission and Promotional Payment Practices

Our previously disclosed review of various customer incentive, commission and promotional payment practices of the Chemtura AgroSolutionsTM segment in the Europe, Middle East and Africa region (the “EMEA Region”), has been completed.  The review was conducted under the oversight of the Audit Committee of the Board of Directors and with the assistance of outside counsel and forensic accounting consultants.  As disclosed previously, the review found evidence of various suspicious payments made to persons in certain Central Asian countries and of activity intended to conceal the nature of those payments.  The amounts of these payments were reflected in our books and records but were not recorded appropriately.  In addition, the review found evidence of payments that were not recorded in a transparent manner, including payments that were redirected to persons other than the customer, distributor or agent in the particular transaction.  None of these payments were subject to adequate internal control.  We have strengthened our worldwide internal controls relating to customer incentives and sales agent commissions and enhanced its global policy prohibiting improper payments, which contemplates, among other things, that we monitor our international operations.  Such monitoring may require that we investigate allegations of possible improprieties relating to transactions and the way in which such transactions are recorded.  We have severed our relationship with all of the sales agents and the employees responsible for the suspicious payments no longer are or, by the end of the year, no longer will be our employees.  We cannot reasonably estimate the nature or amount of monetary or other sanctions, if any, that might be imposed as a result of the review.  We have concluded that there is no matter connected with the review that would lead to a material change to the financial statements presented in this Annual Report on Form 10-K.

Guarantees

In addition to the letters of credit of $12 million and $52 million outstanding at December 31, 2010 and 2009, respectively, we have guarantees that have been provided to various financial institutions.  At December 31, 2010 and 2009, we had $6 million and $12 million, respectively, of outstanding guarantees primarily related to vendor deposits.  The letters of credit and guaranties were primarily related to liabilities for insurance obligations, vendor deposits and European value added tax (“VAT”) obligations.

We have applied the disclosure provisions of ASC Topic 460, Guarantees (“ASC 460”), to our agreements that contain guarantee or indemnification clauses.  We are a party to several agreements pursuant to which we may be obligated to indemnify a third party with respect to certain loan obligations of joint venture companies in which we have an equity interest.  These obligations arose to provide initial financing for a joint venture start-up, fund an acquisition and/or provide project capital.  Such obligations mature through August 2016.  In the event that any of the joint venture companies were to default on these loan obligations, we would indemnify the other party up to its proportionate share of the obligation based upon its ownership interest in the joint venture.  At December 31, 2010, the maximum potential future principal and interest payments due under these guarantees were $15 million and $1 million, respectively.  At December 31, 2009, the maximum potential future principal and interest payments due under these guarantees were $17 million and $1 million, respectively.  In accordance with ASC 460, we have accrued $2 million in reserves, which represents the probability weighted fair value of these guarantees at December 31, 2010 and 2009.  The reserve has been included in long-term liabilities on our Consolidated Balance Sheet at December 31, 2010 and 2009 with an offset to the investment included in other assets.

We also have a customer guarantee, in which we have contingently guaranteed certain debt obligations of one of our customers.  The amount of this guarantee was $2 million at December 31, 2010 and December 31, 2009.  Based on past experience and on the underlying circumstances, we do not expect to have to perform under this guarantee.

At December 31 2010, unconditional purchase obligations primarily for commitments to purchase raw materials and tolling arrangements with outside vendors, amounted to $2 million (2011), $2 million (2012), $1 million (2013), $1 million (2014), $1 million (2015), and $7 million in the aggregate.

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify a third party to such arrangement from any losses incurred relating to the services they perform on our behalf or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation, claims or environmental matters relating to our past performance.  For any losses that we believe are probable and estimable, we have accrued for such amounts in our Consolidated Balance Sheets.

20) BUSINESS SEGMENTS

We evaluate a segment’s performance based on several factors, of which the primary factor is operating profit (loss).  In computing operating profit (loss) by segment, the following items have not been deducted:  (1) general corporate expense; (2) amortization; (3) facility closures, severance and related costs; (4) antitrust costs; (5) certain accelerated depreciation; (6) gain (loss) on sale of business; (7) changes in estimates related to expected allowable claims; and (8) impairment charges.  Pursuant to ASC Topic 280, Segment Reporting (“ASC 280”), these items have been excluded from our presentation of segment operating profit (loss) because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance.

Consumer Products

Consumer Products are performance chemicals that are sold to consumers for in-home and outdoor use.  Consumer Products include a variety of branded recreational water purification products sold through local dealers and large retailers to assist consumers in the maintenance of their pools and spas and branded cleaners and degreasers sold primarily through mass merchants to consumers for home cleaning.

Industrial Performance Products

Industrial Performance Products are engineered solutions for our customers’ specialty chemical needs.  Industrial Performance Products include petroleum additives that provide detergency, friction modification and corrosion protection in automotive lubricants, greases, refrigeration and turbine lubricants; castable urethane prepolymers engineered to provide superior abrasion resistance and durability in many industrial and recreational applications; polyurethane dispersions and urethane prepolymers used in various types of coatings such as clear floor finishes, high-gloss paints and textiles treatments; and antioxidants that improve the durability and longevity of plastics used in food packaging, consumer durables, automotive components and electrical components.  These products are sold directly to manufacturers and through distribution channels.

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

General Corporate Expense and Other Charges

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis.  These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities together with costs associated with legacy activities and intangible asset amortization.  Functional costs are allocated between the business segments and general corporate expense.  Accelerated depreciation relates to certain assets affected by our restructuring programs, divestitures and legacy ERP systems.  Facility closures, severance and related costs are primarily for severance costs related to our cost savings initiatives.  The antitrust costs are primarily for settlements and legal costs associated with antitrust investigations and related civil lawsuits.  The gain on sale of business in relates to the sale of the natural sodium sulfonates and oxidized petrolatum product lines and the loss on sale of business in 2008 primarily relates to the sale of the oleochemicals business.  Impairment charges in 2010 related to the impairment of goodwill in Chemtura AgroSolutions™, in 2009 primarily related to the impairment of goodwill of the Consumer Products segment and in 2008 related primarily to reducing the carrying value of goodwill in the Consumer Products, Industrial Performance Products and Industrial Engineered Products segments.  Change in estimates related to expected allowable claims relates to adjustments to liabilities subject to compromise (primarily legal and environmental reserves) as a result of the proofs of claim evaluation process.

Corporate assets are principally cash and cash equivalents, intangible assets (including goodwill) and other assets (including deferred tax assets) maintained for general corporate purposes

A summary of business data for our reportable segments for the years 2010, 2009 and 2008 is as follows:

Information by Business Segment
(In millions)

Net Sales	2010	2009	2008
Consumer Products	$458	$457	$516
Industrial Performance Products	1,223	999	1,465
Chemtura AgroSolutions™	351	332	394
Industrial Engineered Products	728	512	779
Net Sales	$2,760	$2,300	$3,154

Operating Profit (Loss)	2010	2009	2008
Consumer Products	$67	$63	$50
Industrial Performance Products	119	91	105
Chemtura AgroSolutions™	21	42	78
Industrial Engineered Products	25	3	43
Segment Operating Profit	232	199	276

General corporate expense	(65)	(68)	(69)
Amortization	(37)	(38)	(44)
Change in useful life of property, plant and equipment	(1)	-	(32)
Facility closures, severance and related costs	(1)	(3)	(23)
Antitrust costs	-	(10)	(12)
Gain (loss) on sale of business	2	-	(25)
Impairment charges	(57)	(39)	(986)
Changes in estimates related to expected allowable claims	(35)	(73)	-
Total Operating Profit (Loss)	38	(32)	(915)

Interest expense	(191)	(70)	(78)
Loss on early extinguishment of debt	(88)	-	-
Other (expense) income, net	(6)	(17)	9
Reorganization items, net	(303)	(97)	-
Loss from continuing operations before income taxes	$(550)	$(216)	$(984)

Depreciation and Amortization	2010	2009	2008
Consumer Products	$11	$13	$11
Industrial Performance Products	35	41	44
Chemtura AgroSolutions™	9	8	7
Industrial Engineered Products	79	57	76
	134	119	138
Corporate	41	43	83
Total continuing operations	175	162	221
Discontinued operations	-	11	16
	$175	$173	$237

Equity Income (Loss)	2010	2009	2008
Industrial Performance Products	$2	$1	$2
Industrial Engineered Products	2	(1)	2
	$4	$-	$4

Segment Assets	2010	2009	2008
Consumer Products	$259	$272	$270
Industrial Performance Products	778	717	744
Chemtura AgroSolutions™	343	311	229
Industrial Engineered Products	532	531	603
	1,912	1,831	1,846
Discontinued operations	-	85	147
Corporate	1,001	1,202	1,064
	$2,913	$3,118	$3,057

Capital Expenditures	2010	2009	2008
Consumer Products	$10	$4	$6
Industrial Performance Products	37	16	27
Chemtura AgroSolutions™	11	8	4
Industrial Engineered Products	58	16	46
	116	44	83
Corporate	8	9	33
Total continuing operations	124	53	116
Discontinued operations	-	3	5
	$124	$56	$121

Equity Method Investments	2010	2009	2008
Industrial Performance Products	$21	$19	$21
Chemtura AgroSolutions™	2	2	2
Industrial Engineered Products	9	8	14
	$32	$29	$37

Information by Geographic Area
(In millions)
Net sales (based on location of customer)	2010	2009	2008
United States	$1,236	$1,088	$1,436
Canada	49	42	69
Latin America	143	126	182
Europe/Africa	813	703	984
Asia/Pacific	519	341	483
	$2,760	$2,300	$3,154

Property, Plant and Equipment	2010	2009	2008
United States	$391	$422	$479
Canada	68	59	53
Latin America	18	16	12
Europe/Africa	203	219	233
Asia/Pacific	36	34	28
	$716	$750	$805

21) GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA

Our obligations under the Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by each current and future domestic restricted subsidiary, other than excluded subsidiaries that guarantee any indebtedness of Chemtura or our restricted subsidiaries.  Our subsidiaries that do not guarantee the Senior Notes are referred to as the “Non-Guarantor Subsidiaries.” The Guarantor Condensed Consolidating Financial Data presented below presents the statements of operations, balance sheets and statements of cash flow data: (i) for Chemtura Corporation (the “Parent Company”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Chemtura historical reported financial information); (ii) for the Parent Company, alone (accounting for our Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary's cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) for the Guarantor Subsidiaries alone; and (iv) for the Non-Guarantor Subsidiaries alone.

Condensed Consolidating Statement of Operations
Year ended December 31, 2010
(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$2,760	$(1,637)	$1,478	$721	$2,198

Cost of products sold	2,103	(1,637)	1,239	583	1,918
Selling, general and administrative	315	-	137	51	127
Depreciation and amortization	175	-	37	88	50
Research and development	42	-	17	7	18
Facility closures, severance and related costs	1	-	-	-	1
Gain on sale of business	(2)	-	-	-	(2)
Impairment charges	57	-	54	-	3
Changes in estimates related to expected allowable claims	35	-	15	(1)	21
Equity income	(4)	-	-	-	(4)

Operating profit (loss)	38	-	(21)	(7)	66

Interest expense	(191)	-	(165)	(35)	9
Loss on early extinguishment of debt	(88)	-	(88)	-	-
Other (expense) income, net	(6)	-	(41)	37	(2)
Reorganization items, net	(303)	-	(300)	(2)	(1)
Equity in net earnings of subsidiaries from continuing operations	-	(62)	61	1	-

(Loss) earnings from continuing operations before income taxes	(550)	(62)	(554)	(6)	72
Income tax provision	(22)	-	-	-	(22)

(Loss) earnings from continuing operations	(572)	(62)	(554)	(6)	50
Loss from discontinued operations, net of tax	(1)	-	-	-	(1)
(Loss) gain on sale of discontinued operations, net of tax	(12)	-	(32)	-	20

Net (loss) earnings	(585)	(62)	(586)	(6)	69

Less: net earnings attributable to non-controlling interests	(1)	-	-	-	(1)

Net (loss) earnings attributable to Chemtura	$(586)	$(62)	$(586)	$(6)	$68

Condensed Consolidating Balance Sheet
As of December 31, 2010
(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
ASSETS
Current assets	$1,421	$-	$450	$201	$770
Intercompany receivables	-	(7,839)	2,153	2,186	3,500
Investment in subsidiaries	-	(12,627)	2,661	1,254	8,712
Property, plant and equipment	716	-	162	230	324
Goodwill	175	-	93	3	79
Other assets	601	-	134	195	272
Total assets	$2,913	$(20,466)	$5,653	$4,069	$13,657

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$489	$-	$244	$67	$178
Intercompany payables	-	(7,839)	3,354	1,988	2,497
Long-term debt	748	-	746	-	2
Other long-term liabilities	705	-	338	61	306
Total liabilities	1,942	(7,839)	4,682	2,116	2,983
Stockholders' equity	971	(12,627)	971	1,953	10,674
Total liabilities and stockholders' equity	$2,913	$(20,466)	$5,653	$4,069	$13,657

Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2010
(In millions)
					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss ) earnings	$(586)	$(62)	$(586)	$(6)	$68
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operations:
Gain on sale of business	(2)	-	-	-	(2)
Loss (gain) on sale of discontinued operations	12	-	32	-	(20)
Impairment charges	60	-	55	-	5
Loss on early extinguishment of debt	88	-	88	-	-
Depreciation and amortization	175	-	37	88	50
Stock-based compensation expense	10	-	10	-	-
Reorganization items, net	186	-	186	-	-
Changes in estimates related to expected allowable claims	35	-	15	(1)	21
Non-cash contractual post-petition interest expense	113	-	113	-	-
Equity income	(4)	62	(61)	(1)	(4)
Changes in assets and liabilities, net	(291)	-	(241)	13	(63)
Net cash (used in) provided by operations	(204)	-	(352)	93	55

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	43	-	43	-	-
Capital expenditures	(124)	-	(27)	(49)	(48)
Net cash provided by (used in) investing activities	(81)	-	16	(49)	(48)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Senior Notes	452	-	452	-	-
Proceeds fromTerm Loan	292	-	292	-	-
Proceeds from Amended DIP Credit Facility	299	-	299	-	-
Payments on Amended DIP Credit Facility	(300)	-	(300)	-	-
Payments on DIP Credit Facility, net	(250)	-	(250)	-	-
Repayments of 6.875% Notes due 2016	(75)	-	(75)	-	-
Repayments of 6.875% Debentures due 2026	(19)	-	(19)	-	-
Repayments of 7% Notes due 2009	(44)	-	-	(44)	-
Payments on 2007 Credit Facility, net	(54)	-	(54)	-	-
Payments for debt issuance and refinancing costs	(40)	-	(40)	-	-
Payments for make-whole and no-call premiums	(10)	-	(10)	-	-
Net cash provided by (used in) financing activities	251	-	295	(44)	-

CASH
Effect of exchange rates on cash and cash equivalents	(1)	-	-	-	(1)
Change in cash and cash equivalents	(35)	-	(41)	-	6
Cash and cash equivalents at beginning of period	236	-	82	-	154
Cash and cash equivalents at end of period	$201	$-	$41	$-	$160

Condensed Consolidating Statement of Operations
Year ended December 31, 2009
(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$2,300	$(1,387)	$1,161	$660	$1,866

Cost of products sold	1,721	(1,387)	947	522	1,639
Selling, general and administrative	289	-	124	57	108
Depreciation and amortization	162	-	39	65	58
Research and development	35	-	13	7	15
Facility closures, severance and related costs	3	-	(1)	1	3
Antitrust costs	10	-	9	-	1
Impairment charges	39	-	-	-	39
Changes in estimates related to expected allowable claims	73	-	71	2	-

Operating (loss) profit	(32)	-	(41)	6	3

Interest expense	(70)	-	(76)	(2)	8
Other (expense) income, net	(17)	-	(20)	1	2
Reorganization items, net	(97)	-	(95)	(1)	(1)
Equity in net loss of subsidiaries from continuing operations	-	38	(38)	-	-

(Loss) earnings from continuing operations before income taxes	(216)	38	(270)	4	12
Income tax (provision) benefit	(10)	-	26	(1)	(35)

(Loss) earnings from continuing operations	(226)	38	(244)	3	(23)
Loss from discontinued operations, net of tax	(63)	-	(49)	(1)	(13)
Loss on sale of discontinued operations, net of tax	(3)	-	-	-	(3)

Net (loss) earnings	(292)	38	(293)	2	(39)

Less: net earnings attributable to non-controlling interests	(1)	-	-	-	(1)

Net (loss) earnings attributable to Chemtura	$(293)	$38	$(293)	$2	$(40)

Condensed Consolidating Balance Sheet
As of December 31, 2009
(In millions)
					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
ASSETS
Current assets	$1,479	$-	$486	$220	$773
Intercompany receivables	-	(6,749)	1,053	1,726	3,970
Investment in subsidiaries	-	(12,694)	2,849	1,270	8,575
Property, plant and equipment	750	-	162	260	328
Goodwill	235	-	146	3	86
Other assets	654	-	180	215	259
Total assets	$3,118	$(19,443)	$4,876	$3,694	$13,991

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$598	$-	$347	$54	$197
Intercompany payables	-	(5,339)	1,544	763	3,032
Long-term debt	3	-	-	-	3
Other long-term liabilities	348	-	36	36	276
Liabilities subject to compromise	1,997	(1,446)	2,777	666	-
Total liabilities	2,946	(6,785)	4,704	1,519	3,508
Stockholders' equity	172	(12,658)	172	2,175	10,483
Total liabilities and stockholders' equity	$3,118	$(19,443)	$4,876	$3,694	$13,991

Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2009
(In millions)
					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(293)	$38	$(293)	$2	$(40)
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operations:
Loss on sale of discontinued operations	3	-	-	-	3
Impairment charges	104	-	53	-	51
Depreciation and amortization	173	-	48	65	60
Stock-based compensation expense	3	-	3	-	-
Reorganization items, net	35	-	35	-	-
Changes in estimates related to expected allowable claims	73	-	71	2	-
Equity loss	-	(38)	38	-	-
Changes in assets and liabilities, net	(49)	-	(58)	(45)	54
Net cash provided by (used in) operations	49	-	(103)	24	128

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	3	-	3	-	-
Payments for acquisitions, net of cash acquired	(5)	-	(5)	-	-
Capital expenditures	(56)	-	(17)	(17)	(22)
Net cash used in investing activities	(58)	-	(19)	(17)	(22)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from DIP Credit Facility, net	250	-	250	-	-
Payments on 2007 Credit Facility, net	(28)	-	(28)	-	-
Proceeds from long term borrowings	1	-	-	-	1
Payments on long term borrowings	(18)	-	(9)	(9)	-
Payments on short term borrowings, net	(2)	-	-	-	(2)
Payments for debt issuance and refinancing costs	(30)	-	(30)	-	-
Net cash provided by (used in) financing activities	173	-	183	(9)	(1)

CASH
Effect of exchange rates on cash and cash equivalents	4	-	-	-	4
Change in cash and cash equivalents	168	-	61	(2)	109
Cash and cash equivalents at beginning of period	68	-	21	2	45
Cash and cash equivalents at end of period	$236	$-	$82	$-	$154

Condensed Consolidating Statement of Operations
Year ended December 31, 2008
(In millions)
					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$3,154	$(1,357)	$1,092	$1,089	$2,330

Cost of products sold	2,437	(1,357)	942	855	1,997
Selling, general and administrative	323	-	129	45	149
Depreciation and amortization	221	-	87	70	64
Research and development	46	-	15	10	21
Facility closures, severance and related costs	23	-	6	2	15
Antitrust costs	12	-	12	-	-
Loss on sale of business	25	-	25	1	(1)
Impairment charges	986	-	88	445	453
Equity income	(4)	-	-	-	(4)

Operating loss	(915)	-	(212)	(339)	(364)

Interest expense	(78)	-	(86)	(10)	18
Other income (expense), net	9	-	(17)	(10)	36
Equity in net earnings (loss) of subsidiaries from continuing operations	-	670	(670)	-	-

Loss from continuing operations before income taxes	(984)	670	(985)	(359)	(310)
Income tax (provision) benefit	29	-	35	44	(50)

Loss from continuing operations	(955)	670	(950)	(315)	(360)
Loss from discontinued operations, net of tax	(16)	-	(23)	(6)	13

Net loss	(971)	670	(973)	(321)	(347)

Less: net earnings attributable to non-controlling interests	(2)	-	-	-	(2)

Net loss attributable to Chemtura	$(973)	$670	$(973)	$(321)	$(349)

Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2008
(In millions)
					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(973)	$670	$(973)	$(321)	$(349)
Adjustments to reconcile net loss to net cash (used in) provided by operations:
Loss on sale of business	25	-	25	1	(1)
Impairment charges	986	-	88	445	453
Depreciation and amortization	237	-	94	76	67
Stock-based compensation expense	5	-	5	-	-
Equity (income) loss	(4)	(670)	670	-	(4)
Changes in assets and liabilities, net	(287)	-	(12)	(151)	(124)
Net cash (used in) provided by operations	(11)	-	(103)	50	42

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	64	-	34	27	3
Payments for acquisitions, net of cash acquired	(41)	-	(15)	-	(26)
Capital expenditures	(121)	-	(45)	(47)	(29)
Net cash used in investing activities	(98)	-	(26)	(20)	(52)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from 2007 Credit Facility, net	180	-	180	-	-
Proceeds from long term borrowings	1	-	-	-	1
Payments on long term borrowings	(31)	-	(1)	(30)	-
Payments on short term borrowings, net	(1)	-	-	-	(1)
Payments for debt issuance and refinancing costs	(1)	-	(1)	-	-
Dividends paid	(36)	-	(36)	-	-
Other financing activities	2	-	2	-	-
Net cash provided by financing activities	114	-	144	(30)	-

CASH
Effect of exchange rates on cash and cash equivalents	(14)	-	-	-	(14)
Change in cash and cash equivalents	(9)	-	15	-	(24)
Cash and cash equivalents at beginning of period	77	-	6	2	69
Cash and cash equivalents at end of period	$68	$-	$21	$2	$45

22) SUMMARIZED UNAUDITED QUARTERLY FINANCIAL DATA

(In millions, except per share data)	2010
	First		Second		Third	Fourth
Net sales	$603		$767		$710	$680
Gross profit	$134		$199		$160	$164

AMOUNTS ATTRIBUTABLE TO CHEMTURA CORPORATION COMMON SHAREHOLDERS:
(Loss) earnings from continuing operations, net of tax	$(177	) (a)	$(41	) (b)	$12 (c)	$(367	) (d)
(Loss) earnings from discontinued operations, net of tax	(2)		1		-	-
Loss on sale of discontinued operations, net of tax	-		(9)		(3)	-
Net (loss) earnings attributable to Chemtura Corporation	$(179)		$(49)		$9	$(367)

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED - ATTRIBUTABLE TO CHEMTURA CORPORATION (i):
(Loss) earnings from continuing operations, net of tax	$(0.73)		$(0.16)		$0.05	$(2.25)
Loss from discontinued operations, net of tax	(0.01)		-		-	-
Loss on sale of discontinued operations, net of tax	-		(0.04)		(0.01)	-
Net (loss) earnings attributable to Chemtura Corporation	$(0.74)		$(0.20)		$0.04	$(2.25)

Basic and diluted weighted-average shares outstanding	242.9		242.9		242.9	163.7

	2009
	First		Second		Third	Fourth
Net sales	$464		$629		$609	$598
Gross profit	$100		$154		$159	$166

AMOUNTS ATTRIBUTABLE TO CHEMTURA CORPORATION COMMON SHAREHOLDERS:
(Loss) earnings from continuing operations, net of tax	$(87	) (e)	$(56	) (f)	$10 (g)	$(94	) (h)
(Loss) earnings from discontinued operations, net of tax	(7)		(62)		2	4
(Loss) gain on sale of discontinued operations, net of tax	-		-		(4)	1
Net (loss) earnings attributable to Chemtura Corporation	$(94)		$(118)		$8	$(89)

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED - ATTRIBUTABLE TO CHEMTURA CORPORATION (i):
(Loss) earnings from continuing operations, net of tax	$(0.36)		$(0.23)		$0.04	$(0.38)
(Loss) earnings from discontinued operations, net of tax	(0.03)		(0.26)		0.01	0.02
(Loss) gain on sale of discontinued operations, net of tax	-		-		(0.02)	-
Net (loss) earnings attributable to Chemtura Corporation	$(0.39)		$(0.49)		$0.03	$(0.36)

Basic and diluted weighted-average shares outstanding	242.8		242.9		242.9	242.9

(a)
The net loss from continuing operations for the first quarter of 2010 included pre-tax charges for changes in estimates to expected allowable claims of $122 million, reorganization items, net of $21 million, a loss on the early extinguishment of debt of $13 million and facility closure costs of $2 million.

(b)
The net loss from continuing operations for the second quarter of 2010 included pre-tax charges for contractual interest expense on unsecured pre-petition liabilities of $108 million and reorganization items, net of $26 million.  Also included in the net loss from continuing operations was a pre-tax credit for changes in estimates to expected allowable claims of $49 million.

(c)
The earnings from continuing operations for the third quarter of 2010 included pre-tax charges for reorganization items of $33 million and contractual interest expense on unsecured pre-petition liabilities of $21 million.  Also included in the earnings from continuing operations were pre-tax credits for changes in estimates to expected allowable claims of $40 million and facility closures of $2 million.

(d)
The net loss from continuing operations for the fourth quarter of 2010 included pre-tax charges for reorganization items, net of $223 million, a loss on the early extinguishment of debt of $75 million, asset impairments of $57 million, interest expense on unsecured pre-petition liabilities of $9 million and changes in estimates to expected allowable claims of $2 million.

(e)
The net loss from continuing operations for the first quarter of 2009 included pre-tax charges for reorganization items, net of $40 million, facility closures of $3 million and antitrust costs of $2 million.

(f)
The net loss from continuing operations for the second quarter of 2009 included pre-tax charges for asset impairments of $37 million relating to goodwill in the Consumer Products segment, antitrust costs of $8 million and reorganization item, net of $6 million.

(g)	Earnings from continuing operations for the third quarter of 2009 included pre-tax charges for reorganization items, net of $20 million.
(h)
The net loss from continuing operations for the fourth quarter of 2009 included pre-tax charges for changes in estimates related to expected allowable claims of $73 million, reorganization items, net of $31 million and impairment charges of $2 million relating primarily to intangible assets for the Consumer Products segment.

(i)
The sum of the earnings per common share for the four quarters may not equal the total earnings per common share for the full year due to quarterly changes in the average number of shares outstanding.  Additionally, upon the effectiveness of our Plan all previously outstanding shares of common stock were cancelled and pursuant to the Plan approximately 96 million shares of New Common Stock were issued.  As a result, the average shares outstanding of our New Common Stock may not be comparable to prior periods.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Chemtura Corporation:

We have audited the accompanying consolidated balance sheets of Chemtura Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement Schedule II, Valuation and Qualifying Accounts.  We also have audited Chemtura Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control  - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)).  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemtura Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also  in our opinion, Chemtura Corporation maintained, in all material respects,  effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

As discussed in Note 1 to Notes to Consolidated Financial Statements, the Company, due to the adoption of new accounting principles, in 2009, changed its method of accounting for fair value measurements for non-financial assets and liabilities, and non-controlling interests, and in 2008, changed its method of accounting for fair value measurements for financial assets and liabilities.

/s/ KPMG LLP

Stamford, Connecticut
March 7, 2011

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Disclosure Controls and Procedures

As of December 31, 2010, our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2010 were effective.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.  Under the supervision of management and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2010.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report, which is included elsewhere within this Form 10-K, on the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not Applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Chemtura are as follows:

Craig A. Rogerson, 54, has served as Chairman, President and Chief Executive Officer of Chemtura since December 2008.  Previously, Mr. Rogerson served as President, Chief Executive Officer and director of Hercules Incorporated from December 2003 until its acquisition by Ashland, Incorporated on November 13, 2008.

Chet H. Cross, 53, has served as Executive Vice President and President Industrial Products since September 2010.  From January 2010 to September 2010, Mr. Cross served as Group President - Engineered Products.  From December 2008 to January 2010, Mr. Cross was Vice President of Operations of Ashland Inc’s Ashland Hercules Water Technologies division.  Previously, Mr. Cross served for over 20 years with Hercules Incorporated in a variety of positions of increasing responsibility, most recently as General Manager of Hercules’ Americas pulp and paper business and President of Hercules Canada.

Stephen C. Forsyth, 55, has served as Executive Vice President and Chief Financial Officer since April 2007.  Mr. Forsyth was also Treasurer from June 2007 to November 2008.  Previously, Mr. Forsyth served for 26 years with Hexcel Corporation in a variety of executive capacities, most recently as Executive Vice President and Chief Financial Officer.

Billie S. Flaherty, 53, has served as Senior Vice President, General Counsel and Secretary since January 2009.  Previously, Ms. Flaherty served as Associate General Counsel for Chemtura, having joined Chemtura in October 2005.  Prior to joining Chemtura, she served as Vice President, Environmental, Health and Safety for Pitney Bowes Inc.

Kevin V. Mahoney, 56, has served as Senior Vice President and Corporate Controller since October 2006.  Previously, Mr. Mahoney spent 18 years with American Express Company, most recently as Senior Vice President of Corporate Reporting, responsible for financial reporting globally.

Alan M. Swiech, 52, has served as Senior Vice President, Human Resources and Support Services since January 2009.  Previously Mr. Swiech served as Vice President, Human Resources for Chemtura, having joined Chemtura in April 2006.  Prior to joining Chemtura Mr. Swiech served as Vice President - Administration for Akebono Corporation NA, and President of AMAK LLC.  Before that he served as Vice President, Human Resources for Cambridge Industries Inc. and various positions of increasing responsibility with United Technologies Corporation.

Dalip Puri, 38, has served as Vice President and Treasurer since November 2010.  Prior to joining Chemtura, Mr. Puri served as Corporate Treasurer of Hewitt Associates.  Before that he served for 7 years with Delphi Corporation in various positions of increasing responsibility, most recently as Global Treasury Director.

There is no family relationship between any of such officers, and there is no arrangement or understanding between any of them and any other person pursuant to which any such officer was selected as an officer.

Information relating to our directors and nominees will be included under the caption “Election of Directors” in the 2010  Proxy Statement for our Annual Shareholders Meeting to be held on May 10, 2011 and is incorporated by reference herein. The information required by Items 405, 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee” in the 2010 Proxy Statement, and is incorporated by reference herein.

Item 11. Executive Compensation

The information required by Item 402 of Regulation S-K will be included under the captions “Executive Compensation” and “Director Compensation” in the 2010 Proxy Statement, and is incorporated by reference herein.  The information required by Item 407(e)(4) and 407(e)(5) of Regulation S-K will be included under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2010 Proxy Statement, and that information is incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 201(d) of Regulation S-K will be included under the caption “Equity Compensation Plan Information” in the 2010 Proxy Statement, and is incorporated by reference herein.

The information required by Item 403 of Regulation S-K will be included under the caption “Stock Ownership Information” in the 2010 Proxy Statement, and is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 of Regulation S-K will be included under the caption “Related Person Transactions” in the 2010 Proxy Statement, and is incorporated by reference herein.

The information required by Item 407(a) of Regulation S-K will be included under the caption “Director Independence” in the 2010 Proxy Statement, and is incorporated by reference herein.

Item 14.  Principal Accountant Fees and Services

The information required by this Item will be included under the caption “Independent Audit Fees for 2010” in the 2010 Proxy Statement, and is incorporated by reference herein.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this report:

1.	Financial statements and Report of Independent Registered Public Accounting Firm, as required by Item 8 of this form.
(i)     Consolidated Statements of Operations for the years ended December 31, 2010, 2009, and 2008;
(ii)    Consolidated Balance Sheets as of December 31, 2010 and 2009;
(iii)   Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008;
(iv)   Consolidated Statements of Stockholders' Equity for the years ended December 31, 2010, 2009, and 2008;
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
3.
The following exhibits are either filed herewith or incorporated herein by reference to the respective reports and registration statements identified in the parenthetical clause following the description of the exhibit:

Exhibit No.	Description
2.1	Joint Chapter 11 Plan of Chemtura Corporation, et al, dated August 4, 2010, as amended (incorporated by reference to Exhibit 2.1 to the Registrant’s November 4, 2010 Form 8-K).
3(i)
Amended and Restated Certificate of Incorporation of Chemtura Corporation (incorporated by reference to Exhibit 3.1 to Chemtura’s Registration Statement on Form 8-A filed with the SEC on November 9, 2010).

3(ii)	Bylaws of Chemtura Corporation (incorporated by reference to Exhibit 3.2 to Chemtura’s Registration Statement on Form 8-A filed with the SEC on November 9, 2010).
4.1
Indenture, dated as of August 27, 2010, among Chemtura Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Registrant’s August 27, 2010 Form 8-K (“August 27, 2010 8-K”)).

4.2
Registration Rights Agreement, dated as of August 27, 2010 among Chemtura Corporation, the subsidiaries named therein and Citigroup Global Markets Inc., Banc of America Securities LLC, Barclays Capital Inc., Wells Fargo Securities, LLC and Goldman, Sachs & Co (incorporated by reference to Exhibit 4.3 to the Registrant’s August 27, 2010 Form 8-K).

4.3
First Supplemental Indenture, dated as of November 9, 2010, among Chemtura Corporation, the guarantors named therein and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to the Registrant’s November 12, 2010 Form 8-K (“November 12, 2010 8-K”)).

10.1	Letter Agreement, dated March 18, 2009, between the Company and Alvarez & Marsal North America, LLC (incorporated by reference to Exhibit 10.3 to the March 31, 2009 10-Q).
10.2
Separation Agreement and General Release, dated as of July 1, 2009, between Chemtura Corporation and Robert Wedinger (incorporated by reference to Exhibit 99.1 to the Registrant’s July 9, 2009 Form 8-K).

10.3	2009 Chemtura Corporation Management Incentive Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended June 30, 2009).
10.4
Share and Asset Purchase Agreement, dated December 23, 2009, among Chemtura Corporation, SK Atlas, LLC and SK Capital Partners II, LP (incorporated by reference to Exhibit 2.1 to the Registrant’s December 23, 2009 Form 8-K).

10.5
Share and Asset Purchase Agreement between Chemtura Corporation and SK Atlas, LLC and SK Capital Partners II, LLP, dated December 15, 2010 (incorporated by reference to Exhibit 10.58 to the Registrant’s 2009 Form 10-K).

10.6
Share and Asset Purchase Agreement by and among Artek Aterian Holding Company, LLC, Aterian Investment Partners Distressed Opportunities, LP, Artek Surfin Chemicals Ltd. and Chemtura Corporation, dated February 23, 2010 (incorporated by reference to Exhibit 2.1 to the Registrant’s February 24, 2010 Form 8-K).

Exhibit No.	Description
10.7
Senior Secured Term Facility Credit Agreement, dated as of August 27, 2010, among Chemtura Corporation, Bank of America, N.A., as Administrative Agent, the other agents party thereto and the Lenders party thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s August 27, 2010 Form 8-K).

10.8
Amendment No. 1 to the Senior Secured Term Facility Credit Agreement, dated as of September 27, 2010, among Chemtura Corporation, Bank of America, N.A., as Administrative Agent, the other agents party thereto and the Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s September 30, 2010 Form 8-K).

10.9
Senior Secured Revolving Credit Facility Agreement, dated as of November 9, 2010, among Chemtura Corporation and certain of its subsidiaries named therein, as borrowers, Bank of America, N.A., as administrative agent and collateral agent, the other agents party thereto and the Initial Lenders and other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s November 12, 2010 8-K).

10.10	Guaranty, dated as of November 9, 2010, pursuant to the Senior Secured Revolving Facility Credit Agreement (incorporated by reference to Exhibit 4.2 to the Registrant’s November 12, 2010 8-K).
10.11
Security Agreement, dated as of November 9, 2010, pursuant to the Senior Secured Revolving Facility Credit Agreement (incorporated by reference to Exhibit 4.3 to the Registrant’s November 12, 2010 8-K).

10.12	Guaranty, dated as of November 9, 2010, pursuant to the Senior Secured Term Facility Credit Agreement (incorporated by reference to Exhibit 4.5 to the Registrant’s November 12, 2010 8-K).
10.13	Security Agreement, dated as of November 9, 2010, pursuant to the Senior Secured Term Facility Credit Agreement (incorporated by reference to Exhibit 4.6 to the Registrant’s November 12, 2010 8-K).
10.14	Employment Agreement, dated as of November 9, 2010, between Craig Rogerson and Chemtura Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s November 12, 2010 8-K).
10.15	Employment Agreement, dated as of November 9, 2010, between Stephen Forsyth and Chemtura Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s November 12, 2010 8-K).
10.16	Employment Agreement, dated as of November 9, 2010, between Billie Flaherty and Chemtura Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s November 12, 2010 8-K).
10.17	Employment Agreement, dated as of November 9, 2010, between Chet Cross and Chemtura Corporation. *
10.18	Employment Agreement, dated as of November 9, 2010, between Alan Swiech and Chemtura Corporation. *
10.19	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s November 12, 2010 8-K). +
10.20	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.2 to the Registrant’s November 12, 2010 8-K). +
10.21
Chemtura Corporation 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Chemtura’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 9, 2010). +

10.22
Chemtura Corporation EIP Settlement Plan (incorporated by reference to Exhibit 99.2 to Chemtura’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 9, 2010). +

10.23
Chemtura Corporation Emergence Award Plan (incorporated by reference to Exhibit 99.3 to Chemtura’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 9, 2010). +

10.24	Chemtura Corporation 2010 Short Term Incentive Plan.*+
18
Independent Registered Public Accounting Firm’s Preferability Letter concerning the change in the measurement date for Chemtura Corporation’s defined benefit and other post-retirement benefit plans from December 31 to November 30 (incorporated by reference to Exhibit 18 to the Registrant’s 2005 Form 10-K).

21	Subsidiaries of the Registrant*

Exhibit No.	Description
23	Consent of Independent Registered Public Accounting Firm.*
24	Form of Power of Attorney from directors and executive officers of the Registrant authorizing signature of this report (Original on file at principal executive offices of Registrant).
31.1	Certification of Periodic Financial Reports by the Registrant's Chief Executive Officer (Section 302).*
31.2	Certification of Periodic Financial Reports by the Registrant's Chief Financial Officer (Section 302).*
32.1	Certification of Periodic Financial Reports by the Registrant's Chief Executive Officer (Section 906).*
32.2	Certification of Periodic Financial Reports by the Registrant's Chief Financial Officer (Section 906).*

*  Copies of these Exhibits are filed with this Annual Report on Form 10-K.
+  This Exhibit is a compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant participate.

PLEASE NOTE: Readers should not rely upon any covenants, representatives, or warranties that may be contained in agreements or other documents filed as Exhibits to, or incorporated by reference in, this Annual Report on Form 10-K.  Any such covenants, representations, or warranties may have been qualified or superseded in separate schedules or exhibits not filed with or incorporated by reference herein, may reflect the parties’ negotiated risk allocation in the particular transaction, may be qualified by materiality standards that differ from those applicable for securities law purposes, and may not be true as of the date of this Annual Report on Form 10-K or any other date and may be subject to waivers by any or all of the parties.  Where exhibits and schedules to agreements filed or incorporated by reference as Exhibits hereto are not included in these exhibits, such exhibits and schedules to agreements are not included or incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMTURA CORPORATION
(Registrant)

Date: March 7, 2011	By:	/s/ Stephen C. Forsyth
Stephen C. Forsyth
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title
Craig A. Rogerson*	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

Stephen C. Forsyth	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Kevin V. Mahoney	By:	/s/ Kevin V. Mahoney
Senior Vice President and Corporate Controller (Principal Accounting Officer)

Jeffrey D. Benjamin*	Director

Timothy J. Bernlohr*	Lead Director

Anna C. Catalano*	Director

Alan S. Cooper*	Director

James W. Crownover*	Director

Jonathan F. Foster*	Director

John K. Wulff*	Director

Date: March 7, 2011	*By:	/s/ Stephen C. Forsyth
Stephen C. Forsyth
as attorney-in-fact

Schedule II

Valuation and Qualifying Accounts
(In millions of dollars)

		Additions
	Balance at	charged to					Balance
	beginning	costs and					at end
	of year	expenses	Deductions		Other		of year
2010:
Allowance for doubtful accounts	$32	3	(10	)(a)	(1	)(c)	24
Reserve for customer rebates	18	30	(29	)(b)	1	(c)	20

2009:
Allowance for doubtful accounts	$25	5	(2	)(a)	4	(c)	32
Reserve for customer rebates	19	27	(30	)(b)	2	(c)	18

2008:
Allowance for doubtful accounts	$32	3	(5	)(a)	(5	)(c)	25
Reserve for customer rebates	25	30	(36	)(b)	-		19

(a)	Represents primarily accounts written off as uncollectible (net of recoveries).
(b)	Represents primarily payment to the customers.
(c)	Represents primarily the translation effect of balances denominated in foreign currencies.