Form 10-Q
period 2011-03-31
Chemtura CORP
filed 2011-05-05
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐ Yes               ☒ No

The number of shares of common stock outstanding as of the latest practicable date is as follows:

Number of shares outstanding
Class	at March 31, 2011
Common Stock - $.01 par value	96,296,096

CHEMTURA CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
Quarters ended March 31, 2011 and 2010
 (In millions, except per share data)

	Quarters ended March 31,
	2011	2010

Net sales	$699	$603

Cost of goods sold	538	469
Selling, general and administrative	79	76
Depreciation and amortization	37	49
Research and development	11	9
Facility closures, severance and related costs	-	2
Impairment charges	2	-
Changes in estimates related to expected allowable claims	-	122

Operating profit (loss)	32	(124)
Interest expense (a)	(16)	(12)
Loss on early extinguishment of debt	-	(13)
Other income (expense), net	1	(2)
Reorganization items, net	(7)	(21)

Earnings (loss) from continuing operations before income taxes	10	(172)
Income tax provision	(3)	(5)

Earnings (loss) from continuing operations	7	(177)
Loss from discontinued operations, net of tax	-	(2)

Net earnings (loss) attributable to Chemtura Corporation	$7	$(179)

Basic and diluted per share information - attributable to Chemtura
Earnings (loss) from continuing operations, net of tax	$0.07	$(0.73)
Loss from discontinued operations, net of tax	-	(0.01)
Net earnings (loss) attributable to Chemtura	$0.07	$(0.74)

Weighted average shares outstanding	100.1	242.9

(a) Interest expense excludes unrecorded contractual interest expense of $20 million for the quarter ended March 31, 2010.

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2011 (Unaudited) and December 31, 2010
(In millions, except per share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$113	$201
Restricted cash	4	32
Accounts receivable, net	583	489
Inventories, net	605	528
Other current assets	174	171
Total current assets	1,479	1,421

NON-CURRENT ASSETS
Property, plant and equipment	724	716
Goodwill	178	175
Intangible assets, net	425	429
Non-current restricted cash	5	6
Other assets	201	166

Total assets	$3,012	$2,913

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term borrowings	$4	$3
Accounts payable	218	191
Accrued expenses	228	281
Income taxes payable	11	14
Total current liabilities	461	489

NON-CURRENT LIABILITIES
Long-term debt	821	748
Pension and post-retirement health care liabilities	489	498
Other liabilities	217	207
Total liabilities	1,988	1,942

STOCKHOLDERS' EQUITY
Common stock - $0.01 par value
Authorized - 500.0 shares
Issued and outstanding - 96.3 shares at March 31, 2011
and 95.6 shares at December 31, 2010	1	1
Additional paid-in capital	4,319	4,305
Accumulated deficit	(3,061)	(3,068)
Accumulated other comprehensive loss	(243)	(276)
Total Chemtura Corporation stockholders' equity	1,016	962

Non-controlling interest	8	9
Total stockholders' equity	1,024	971

Total liabilities and stockholders' equity	$3,012	$2,913

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Quarters ended March 31, 2011 and 2010
(In millions)

	Quarters ended March 31,
Increase (decrease) in cash	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss) attributable to Chemtura	$7	$(179)
Adjustments to reconcile net earnings (loss) attributable to Chemtura to net cash used in operating activities:
Impairment charges	2	-
Loss on early extinguishment of debt	-	13
Depreciation and amortization	37	49
Stock-based compensation expense	8	-
Reorganization items, net	1	2
Changes in estimates related to expected allowable claims	-	122
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(83)	(97)
Inventories	(65)	(29)
Restricted cash	29	-
Accounts payable	23	32
Pension and post-retirement health care liabilities	(15)	(7)
Liabilities subject to compromise	-	(1)
Other	(56)	(14)
Net cash used in operating activities	(112)	(109)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for acquisitions	(30)	-
Capital expenditures	(23)	(14)
Net cash used in investing activities	(53)	(14)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from ABL Facility, net	73	-
Proceeds from Amended DIP Credit Facility	-	299
Payments on DIP Credit Facility	-	(250)
Proceeds from 2007 Credit Facility, net	-	15
Proceeds from short term borrowings, net	1	-
Payments for debt issuance and refinancing costs	-	(16)
Net cash provided by financing activities	74	48

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	3	(2)
Change in cash and cash equivalents	(88)	(77)
Cash and cash equivalents at beginning of period	201	236
Cash and cash equivalents at end of period	$113	$159

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Chemtura Corporation, together with our consolidated subsidiaries is dedicated to delivering innovative, application-focused specialty chemical and consumer product offerings.  Our corporate headquarters is located at 1818 Market Street, Suite 3700, Philadelphia, PA 19103.  Our principal executive offices are located at 1818 Market Street, Suite 3700, Philadelphia, PA 19103 and at 199 Benson Road, Middlebury, CT 06749.  We operate in a wide variety of end-use industries, including agriculture, automotive, construction, electronics, lubricants, packaging, plastics for durable and non-durable goods, pool and spa chemicals, and transportation.

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

The information in the foregoing Consolidated Financial Statements for the quarters ended March 31, 2011 and 2010 is unaudited but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature, except as otherwise disclosed in the accompanying notes to our Consolidated Financial Statements.

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

We operated as a debtor-in-possession under the protection of the U.S. Bankruptcy Court from March 18, 2009 (the “Petition Date”) through November 10, 2010 (the “Effective Date”).  From the Petition Date through the Effective Date, our Consolidated Financial Statements were prepared in accordance with Accounting Standards Codification (“ASC”) Section 852-10-45, Reorganizations – Other Presentation Matters (“ASC 852-10-45”) which requires that financial statements, for periods during the pendency of our Chapter 11 proceedings, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain income, expenses, realized gains and losses and provisions for losses that were realized or incurred during the Chapter 11 proceedings were recorded in reorganization items, net on our Consolidated Statements of Operations in 2010 and will continue in 2011, but at a much reduced amount.  In connection with our emergence from Chapter 11 on November 10, 2010, we recorded certain “plan effect” adjustments to our Consolidated Financial Statements as of the Effective Date in order to reflect certain provisions of our plan of reorganization.

The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the period ended December 31, 2010.  The consolidated results of operations for the quarter ended March 31, 2011 are not necessarily indicative of the results expected for the full year.

Accounting Policies and Other Items

Cash and cash equivalents include bank term deposits with original maturities of three months or less.  Included in cash and cash equivalents in our Consolidated Balance Sheets at both March 31, 2011 and December 31, 2010 is $1 million of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.

Included in our restricted cash balance at March 31, 2011 and December 31, 2010 is $9 million and $38 million, respectively of cash on deposit for the settlement of disputed bankruptcy claims that existed on our Effective Date.  At March 31, 2011, $4 million and $5 million of restricted cash is included within current assets and non-current assets, respectively, in our Consolidated Balance Sheet.  At December 31, 2010, $32 million and $6 million of restricted cash is included within current assets and non-current assets, respectively, in our Consolidated Balance Sheet.

Included in accounts receivable are allowances for doubtful accounts of $24 million, as of March 31, 2011 and December 31, 2010, respectively.

During the quarters ended March 31, 2011 and 2010, we made interest payments of approximately $23 million and $8 million, respectively.  During the quarters ended March 31, 2011 and 2010, we made payments for income taxes (net of refunds) of $4 million and $2 million, respectively.

Accounting Developments

On January 21, 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”), which amends ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASU 2010-06 adds new requirements for disclosures about transfers into and out of fair value hierarchy Levels 1 and 2, as defined in ASC 820, and separate disclosures about purchases, sales, issuances, and settlements relating to fair value hierarchy Level 3 measurements.  ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC Topic 715, Compensation - Retirement Benefits (“ASC 715”) to require that disclosures be provided by classes of assets instead of by major categories of assets.  ASU 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the fair value hierarchy Level 3 activity mentioned above, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on our results of operations or financial condition because it provides enhanced disclosure requirements only.

2) BANKRUPTCY PROCEEDINGS AND EMERGENCE FROM CHAPTER 11

The onset of the global recession in the fourth quarter of 2008 caused a rapid deterioration in our operating performance, reductions in availability under our credit facilities and reduced our liquidity.  The crisis in the credit markets that had deepened in the late summer of 2008 compounded the liquidity challenges we faced.  Under normal market conditions, we believed we would have been able to secured additional liquidity and refinance our $370 million notes that were to mature on July 15, 2009 (the “2009 Notes”) in the debt capital markets.  In the first quarter of 2009, having carefully explored and exhausted all possibilities to gain near-term access to liquidity, we determined that debtor-in-possession (“DIP”) financing presented the best available alternative for us to meet our immediate and ongoing liquidity needs and preserve the value of our business.  As a result, having obtained the commitment of $400 million senior secured super priority DIP credit facility agreement (the “DIP Credit Facility”), Chemtura and 26 of our U.S. affiliates (collectively the “U.S. Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) on the Petition Date in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).

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

On June 17, 2010, the U.S. Debtors filed the initial version of our plan of reorganization and related disclosure statement (as amended, modified or supplemented, the “Plan” and “Disclosure Statement”) with the Bankruptcy Court and on July 9, 2010, July 20, 2010, August 5, 2010, September 14, 2010 and September 20, 2010, the Debtors filed revised versions of the Plan and Disclosure Statement with the Bankruptcy Court. The final version of the Plan was filed with the Bankruptcy Court on October 29, 2010. The Plan organized claims against the Debtors into classes according to their relative priority and certain other criteria. For each class, the Plan described (a) the type of claim or interest, (b) the recovery available to the holders of claims or interests in that class under the Plan, (c) whether the class was “impaired” under the Plan, meaning that each holder would receive less than the full value on account of its claim or interest or that the rights of holders under law will be altered in some way (such as receiving stock instead of holding a claim) and (d) the form of consideration (e.g. cash, stock or a combination thereof), if any, that such holders were to receive on account of their respective claims or interests. Distributions to creditors under the Plan generally included a combination of common shares in the capital of the reorganized company authorized pursuant to the Plan (the “New Common Stock”), cash, reinstatement or such other treatment as agreed between the Debtors and the applicable creditor. Certain creditors were eligible to elect, when voting on the Plan, to receive their recovery in the form of the maximum available amount of cash or the maximum available amount of New Common Stock. Holders of previously outstanding Chemtura stock (“Holders of Interests”), based upon their vote as a class to reject the Plan, received their pro rata share of value available for distribution, after all allowed claims have been paid in full and certain disputed claims reserves required by the Plan have been established in accordance with the terms of the Plan. The Plan provides that Holders of Interests may also be entitled to supplemental distributions if amounts reserved on account of disputed claims exceed the value of claims that are ultimately allowed and one such supplemental distribution has been made to date.

On October 21, 2010, the Bankruptcy Court entered a bench decision approving confirmation of the Debtors’ Plan and on November 3, 2010, the Bankruptcy Court entered an order confirming the Plan.  On the Effective Date, the Debtors substantially consummated their reorganization through a series of transactions contemplated by the Plan and the Plan became effective.  Pursuant to the Plan, on the Effective Date: (i) our common stock, par value $0.01 per share, outstanding prior to effectiveness of the Plan was cancelled and all of our outstanding publicly registered pre-petition indebtedness was settled, and (ii) shares of our New Common Stock, par value $0.01 per share, were issued for distribution in accordance with the Plan.  On November 8, 2010, the New York Stock Exchange (“NYSE”) approved for listing a total of 111 million shares of New Common Stock, as authorized under the Plan, comprising (i) approximately 95.5 million shares of New Common Stock to be issued under the Plan; (ii) approximately 4.5 million shares of New Common Stock reserved for future issuances under the Plan; and (iii) 11 million shares of New Common Stock reserved for issuance under our equity plans.  Our New Common Stock started “regular way” trading on the NYSE under the ticker symbol “CHMT” on November 11, 2010.

The Plan allowed for payment in full (including interest) on all allowed claims.  Holders of Interests received a pro-rata share of New Common Stock in accordance with the Plan together with the potential right to receive supplemental distributions in certain circumstances.

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

Pursuant to the Plan, and by orders of the Bankruptcy Court dated September 24, 2010, October 19, 2010 and October 29, 2010, the Debtors established the Diacetyl Reserve, the Environmental Reserve and the Disputed Claims Reserve on account of disputed claims as of the Effective Date of the Plan.  All claims as to which an objection was filed will be satisfied, if and to the extent they are allowed by the Bankruptcy Court, from one of these claims reserves.  These reserves have been funded through cash (which is reflected as restricted cash on our Consolidated Balance Sheet) and shares of common stock reserved for future issuance.  Accruals for expected allowed claims relating to these disputed claims are recorded when the settlement amount is probable an reasonably estimable which may differ from the total of the approved reserve amount.

Pursuant to the Plan and the October 29, 2010 order approving the Disputed Claims Reserve, Holders of Interests in Chemtura may also be entitled to supplemental distributions (in the form of cash and/or stock) if amounts reserved on account of disputed claims exceed the value of claims that are ultimately allowed.  These Holders of Interests will be entitled to a portion of any excess value held in specified segregated reserves within the Disputed Claims Reserve following the resolution of the claims for which the segregated reserves are held.  These Holders of Interests will also be entitled to all excess value held in the Disputed Claims Reserve after all disputed claims are either disallowed or allowed and satisfied from the Disputed Claims Reserve.  If authorized by the Bankruptcy Court, Holders of Interests may also be entitled to interim distributions from the Disputed Claims Reserve if the Bankruptcy Court determines that the amount held in the reserve may be reduced before all disputed claims have been allowed or disallowed.  We made our first supplemental distribution in March 2011, representing a portion of excess value held in specific segregated reserves within the Disputed Claims Reserve.

A summary of the above mentioned approved distributable claims reserves is as follows:

(In millions)	Diacetyl Reserve	Environmental Reserve	Disputed Claims Reserve	Segregated Reserves	Total Reserves
Distributable amount approved at Effective Date	$7	$38	$42	$30	$117
Settlements	(7)	(9)	(2)	(4)	(22)
Distributable balance at December 31, 2010	$-	$29	$40	$26	$95
Settlements	-	(27)	(5)	-	(32)
Supplemental distribution	-	-	3	(7)	(4)
Distributable balance at March 31, 2011	$-	$2	$38	$19	$59

The Reorganization Items, net recorded in our Consolidated Statements of Operations related to our Chapter 11 cases of the following:

	Quarters ended March 31,
(In millions)	2011	2010
Professional fees	$6	$18
Rejections or terminations of lease agreements (a)	-	2
Severance - closure of manufacturing plants and warehouses (a)	-	1
Claim settlements, net (b)	1	-

Total reorganization items, net	$7	$21

(a)	Represents charges for cost savings initiatives for which Bankruptcy Court approval has been obtained or requested. For additional information see Note 16 – Restructuring Activities.
(b)
Represents the difference between the settlement amount of certain pre-petition obligations (which for obligations settled in New Common Stock is based on the fair value of our stock at the issuance date) and the corresponding carrying value of the recorded liabilities.

3) ACQUISITIONS AND DIVESTITURES

Acquisitions

On January 26, 2011, we announced the formation of ISEM S.r.l. (“ISEM”), a strategic research and development alliance with Isagro S.p.A., which will provide us access to two commercialized products and accelerate the development and commercialization of new active ingredients and molecules related to our Chemtura AgroSolutions segment.  ISEM is a 50/50 joint venture between us and Isagro S.P.A. and is being accounted for as an equity method investment in our Consolidated Financial Statements in accordance with ASC Topic 323, Investments – Equity Method and Joint Ventures (“ASC 323”). Our investment in the joint venture was €20 million ($28 million), which was made in January 2011.  In addition, we and Isagro S.p.A. have agreed to jointly fund discovery and development efforts for ISEM, which is expected to amount to approximately $2 million per year from each partner for five years.  We will fund our contributions in part by a reduction in our planned direct research and development spending.

On February 1, 2011, we announced the formation of DayStar Materials, LLC, a joint venture with UP Chemical Co. Ltd. that will manufacture and sell high purity metal organic precursors for the rapidly growing LED market for our Industrial Engineered Products segment.  The joint venture will begin supplying high purity metal organic precursors in the third quarter of 2011.  DayStar Materials, LLC is a 50/50 joint venture and is being accounted for as an equity method investment in our Consolidated Financial Statement in accordance with ASC 323.  Our initial cash contribution was $2 million in February 2011, and we expect to make additional contributions of up to $5 million in 2011 in accordance with the agreement.

Divestitures

PVC Additives Divestiture

On April 30, 2010, we completed the sale of our PVC additives business to Galata Chemicals LLC for net proceeds of $38 million.  The net assets sold consisted of accounts receivable of $47 million, inventory of $42 million, other current assets of $6 million and other assets of $1 million, less pension and other post-retirement health care liabilities of $25 million, accounts payable of $3 million and other accrued liabilities of $1 million.  A pre-tax loss of approximately $13 million was recorded on the sale in the second quarter of 2010 after the elimination of $16 million of accumulated other comprehensive income (“AOCI”) resulting from the liquidation of a foreign subsidiary as part of the transaction.  All applicable disclosures included in the accompanying footnotes have been updated to reflect the PVC additives business as a discontinued operation.

Sodium Sulfonates Divestiture

On July 30, 2010, we completed the sale of our natural sodium sulfonates and oxidized petrolatum product lines to Sonneborn Holding, LLC for net proceeds of $5 million.  The sale included certain assets, our 50% interest in a European joint venture, the assumption of certain liabilities and the mutual release of obligations between the parties.  The net assets sold consisted of accounts receivable of $3 million, other current assets of $7 million, property, plant and equipment, net of $2 million, environmental liabilities of $3 million and other liabilities of $6 million.  A pre-tax gain of approximately $2 million was recorded on the sale in the third quarter of 2010.

4) INVENTORIES

Components of inventories are as follows:

	March 31,	December 31,
(In millions)	2011	2010
Finished goods	$384	$325
Work in process	43	41
Raw materials and supplies	178	162
	$605	$528

Included in the above net inventory balances are inventory obsolescence reserves of approximately $23 million at March 31, 2011 and December 31, 2010.

5) PROPERTY, PLANT AND EQUIPMENT

	March 31,	December 31,
(In millions)	2011	2010
Land and improvements	$81	$79
Buildings and improvements	236	231
Machinery and equipment	1,219	1,174
Information systems equipment	180	173
Furniture, fixtures and other	32	32
Construction in progress	92	97
	1,840	1,786
Less accumulated depreciation	1,116	1,070
	$724	$716

Depreciation expense was $26 million and $39 million for the quarters ended March 31, 2011 and 2010, respectively.  Depreciation expense includes accelerated depreciation of certain fixed assets associated with our restructuring programs of $1 million and $11 million for the quarters ended March 31, 2011 and 2010, respectively.

6) GOODWILL AND INTANGIBLE ASSETS

Goodwill by reportable segment is as follows:

Industrial
Performance
(In millions)	Products

Goodwill at December 31, 2010	$265
Accumulated impairments at December 31, 2010	(90)
Net Goodwill at December 31, 2010	175

Impact of foreign currency translation	3

Goodwill at March 31, 2011	268
Accumulated impairments at March 31, 2011	(90)
Net Goodwill at March 31, 2011	$178

We elected to perform our annual goodwill impairment procedures for all of our reporting units in accordance with ASC Subtopic 350-20, Intangibles – Goodwill and Other - Goodwill (“ASC 350-20”) as of July 31, or sooner, if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  We estimate the fair value of our reporting units utilizing income and market approaches through the application of discounted cash flow and market comparable methods (Level 3 inputs as described in Note 14 – Financial Instruments and Fair Value Measurements).  The assessment is required to be performed in two steps: step one to test for a potential impairment of goodwill and, if potential impairments are identified, step two to measure the impairment loss through a full fair valuing of the assets and liabilities of the reporting unit utilizing the acquisition method of accounting.

We continually monitor and evaluate business and competitive conditions that affect our operations and reflects the impact of these factors in our financial projections.  If permanent or sustained changes in business or competitive conditions occur, they can lead to revised projections that could potentially give rise to impairment charges.

During 2010, we identified risks inherent in Chemtura AgroSolutions reporting units forecast given the recent performance of this reporting unit, which has been below expectations.  At the end of the fourth quarter of 2010, this reporting unit’s performance had significantly fallen below expectations for several consecutive quarters.  We concluded that it was appropriate to perform a goodwill impairment review as of December 31, 2010.  We used revised forecasts to compute the estimated fair value of this reporting unit.  These projections indicated that the estimated fair value of the Chemtura AgroSolutions reporting unit was less than the carrying value.  Based upon our preliminary step 2 analysis, an estimated goodwill impairment charge of $57 million was recorded in December 2010 (representing the remaining goodwill of this reporting unit).  Due to the complexities of the analysis, which involved an allocation of the fair value, we finalized our step 2 analysis and goodwill impairment charge in the first quarter of 2011.  This analysis supported our 2010 conclusion that the goodwill was fully impaired.

Our intangible assets (excluding goodwill) are comprised of the following:

	March 31, 2011			December 31, 2010
(In millions)	Gross Cost	Accumulated Amortization	Net Intangibles	Gross Cost	Accumulated Amortization	Net Intangibles
Patents	$128	$(65)	$63	$127	$(62)	$65
Trademarks	269	(65)	204	264	(62)	202
Customer relationships	149	(46)	103	147	(43)	104
Production rights	46	(25)	21	46	(24)	22
Other	72	(38)	34	73	(37)	36
Total	$664	$(239)	$425	$657	$(228)	$429

The increase in gross intangible assets since December 31, 2010 is primarily due to foreign currency translation, partially offset by a $2 million impairment charge.

Amortization expense related to intangible assets amounted to $11 million and $9 million for the quarters ended March 31, 2011 and 2010, respectively.

7) DEBT

Our debt is comprised of the following:

	March 31,	December 31,
(In millions)	2011	2010

7.875% Senior Notes due 2018	$452	$452
Term Loan due 2016	292	292
ABL Facility	73	-
Other borrowings	8	7
Total Debt	825	751

Less: Short-term borrowings	(4)	(3)

Total Long-Term Debt	$821	$748

Financing Facilities

In order to fund our Plan, emerge from Chapter 11 and provide for future capital needs, we obtained approximately $1 billion in financing in 2010.  On August 27, 2010, we completed a private placement offering under Rule 144A of $455 million aggregate principal amount of 7.875% senior notes due 2018 (the “Senior Notes”) at an issue price of 99.269% in reliance on an exemption pursuant to Section 4(2) of the Securities Act of 1933.  We also entered into a senior secured term facility credit agreement due 2016 (the “Term Loan”) with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1%.  The Term Loan permits us to increase the size of the facility by up to $125 million.  On the Effective Date, we entered into a five year senior secured revolving credit facility (the “ABL Facility”) with Bank of America, N.A., as administrative agent and the other lenders party thereto for an amount up to $275 million, subject to availability under a borrowing base (with a $125 million letter of credit sub-facility) due 2015.  The ABL Facility permits us to increase the size of the facility by up to $125 million subject to obtaining lender commitments to provide such increase.

Senior Notes

Our Senior Notes contain covenants that limit our ability to enter into certain transactions, such as incurring additional indebtedness, creating liens, paying dividends, and entering into certain dispositions and joint ventures.  As of March 31, 2011, we were in compliance with the covenant requirements of the Senior Notes.

Our Senior Notes are subject to certain events of default, including, among others, breach of other agreements in the Indenture; any guarantee of the Senior Notes by a significant subsidiary ceasing to be in full force and effect; a default by us or our restricted subsidiaries under any bonds, debentures, notes or other evidences of indebtedness of a certain amount, resulting in its acceleration; the rendering of judgments to pay certain amounts of money against us or our significant subsidiaries which remains outstanding for 60 days; and certain events of bankruptcy or insolvency.

In connection with the Senior Notes, we filed a registration statement on Form S-4, as amended, to exchange registered exchange notes for unregistered senior notes originally issued in the private placement offering.

Term Loan

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

The Term Loan contains covenants that limit our ability to enter into certain transactions, such as creating liens, incurring additional indebtedness or repaying certain indebtedness, making investments, paying dividends, and entering into certain acquisitions, dispositions and joint ventures.

Additionally, the Term Loan requires that we meet certain financial maintenance covenants including a maximum Secured Leverage Ratio (as defined in the agreement) of 2.5:1.0 and a minimum Consolidated Interest Coverage Ratio (as defined in the agreement) of 3.0:1.0.  As of March 31, 2011, we were in compliance with the covenant requirements of the Term Loan.

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

ABL Facility

Our obligations (and the obligations of the other borrowing subsidiaries) under the ABL Facility are guaranteed on a secured basis by all the guarantors (as defined in the agreement) that are not borrowers, and by certain of our future direct and indirect domestic subsidiaries.  The obligations and guarantees under the ABL Facility will be secured by (i) a first-priority security interest in the borrowers’ and the guarantors’ existing and future inventory and accounts receivable, together with general intangibles relating to inventory and accounts receivable, contract rights under agreements relating to inventory and accounts receivable, documents relating to inventory, supporting obligations and letter-of-credit rights relating to inventory and accounts receivable, instruments evidencing payment for inventory and accounts receivable; money, cash, cash equivalents, securities and other property held by the Administrative Agent or any lender under the ABL Facility; deposit accounts, credits and balances with any financial institution with which any borrower or any guarantor maintains deposits and which contain proceeds of, or collections on, inventory and accounts receivable; books, records and other property related to or referring to any of the foregoing and proceeds of any of the foregoing (the “Senior Asset Based Priority Collateral”); and (ii) a second-priority security interest in substantially all of the borrowers’ and the guarantors’ other assets, including (a) 100% of the capital stock of borrowers’ and the guarantors’ direct domestic subsidiaries held by the borrowers and the guarantors and 100% of the non-voting capital stock of the borrowers’ and the guarantors’ direct foreign subsidiaries held by the borrowers and the guarantors, and (b) 65% of the voting capital stock of the borrowers’ and the guarantors’ direct foreign subsidiaries (to the extent held by the borrowers and the guarantors), in each case subject to certain exceptions set forth in the ABL Facility agreement and the related loan documentation.

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

The ABL Facility agreement contains certain affirmative and negative covenants (applicable to us, the other borrowing subsidiaries, the guarantors and their respective subsidiaries), including, without limitation, covenants requiring financial reporting and notices of certain events, and covenants imposing limitations on incurrence of indebtedness and guarantees; liens; loans and investments; asset dispositions; dividends, redemptions, and repurchases of stock and prepayments, redemptions and repurchases of certain indebtedness; mergers, consolidations, acquisitions, joint ventures or creation of subsidiaries; material changes in business; transactions with affiliates; restrictions on distributions from subsidiaries and granting of negative pledges; changes in accounting and reporting; sale leasebacks; and speculative transactions, and a springing financial covenant requiring a minimum trailing 12-month fixed charge coverage ratio of 1.1 to 1.0 at all times during any period from the date when the amount available for borrowings under the ABL Facility falls below the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments to the date such available amount has been equal to or greater than the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments for 45 consecutive days.  As of March 31, 2011, we were in compliance with the covenant requirements of the ABL Facility.

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

On March 22, 2011, we entered into Amendment No. 1 to the Term Loan which permits us to amend the Term Loan (and refinance those facilities in connection with such an amendment) to provide for principal amortization not exceeding 1% of the total principal amount of the Term Loan (such percentage calculated as of the date of any such amendment to the Term Loan).  Amendment No. 1 also clarifies that we may, in connection with an otherwise permitted amendment to the Term Loan that refinances those facilities, increase the Term Loan up to the maximum amount permitted under the debt incurrence covenant contained in the ABL Facility.

At March 31, 2011, we had $73 million of borrowings under the ABL Facility and $16 million of outstanding letters of credit (primarily related to liabilities for insurance obligations and vendor deposits), which utilizes available capacity under the facility.  At December 31, 2010, we had no borrowings under the ABL and $12 million of outstanding letters of credit.  At March 31, 2011 and December 31, 2010 we had approximately $186 million and $185 million, respectively, of undrawn availability under the ABL Facility.

8) INCOME TAXES

For the quarters ended March 31, 2011 and 2010, we reported an income tax provision from continuing operations of $3 million and $5 million, respectively.  We have offset our current year-to-date U.S income with net operating loss carryforwards and reduced the associated valuation allowance.  In the quarter ended March 31, 2010, we established a valuation allowance against the tax benefits associated with our 2010 U.S. net operating loss.  We will continue to adjust our tax provision through the establishment or reduction of non-cash valuation allowances until we determine that it is more-likely then not that the net deferred tax assets associated with our U.S. operations will be utilized.

We have net liabilities related to unrecognized tax benefits of $41 million at March 31, 2011 and December 31, 2010.

We recognize interest and penalties related to unrecognized tax benefits as income tax expense.  Accrued interest and penalties are included within the related liability captions in our Consolidated Balance Sheet.

We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $14 million within the next year.  This reduction may occur due to the expiration of the statute of limitations or conclusion of examinations by tax authorities.  We further expect that the amount of unrecognized tax benefits will continue to change as a result of ongoing operations and the outcomes of audits.  This change is not expected to have a significant impact on our results of operations or financial condition.

9) COMPREHENSIVE INCOME (LOSS)

An analysis of the Company’s comprehensive income (loss) follows:

	Quarters ended March 31,
(In millions)	2011	2010
Net earnings (loss)	$7	$(179)
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustments	31	(24)
Unrecognized pension and other post-retirement benefit costs	2	26

Comprehensive income (loss)	40	(177)
Comprehensive income attributable to the non-controlling interest	-	(1)
Comprehensive income (loss) attributable to Chemtura	$40	$(178)

The components of accumulated other comprehensive loss, net of tax at March 31, 2011 and December 31, 2010, are as follows:

	March 31,	December 31,
(In millions)	2011	2010
Foreign currency translation adjustments	$119	$88
Unrecognized pension and other post-retirement benefit costs	(362)	(364)

Accumulated other comprehensive loss	$(243)	$(276)

10) EARNINGS (LOSS) PER COMMON SHARE

The computation of basic earnings (loss) per common share is based on the weighted average number of common shares outstanding.  The computation of diluted earnings (loss) per common share is based on the weighted average number of common and common share equivalents outstanding.  We had no outstanding common share equivalents for the quarters ended March 31, 2011 and 2010 for purposes of computing diluted earnings (loss) per share.

The weighted average common shares outstanding for the quarters ended March 31, 2011 and 2010 were 100.1 million and 242.9 million, respectively.  Upon the Effective Date of our Plan all previously outstanding shares of common stock were cancelled and approximately 96 million shares of New Common Stock were issued.  The weighted average shares for the first quarter of 2010 was based upon 243 million of old shares.  As a result, the average shares outstanding of our New Common Stock for the first quarter of 2011 is not comparable to the prior year.  The weighted average common shares outstanding for the quarter ended March 31, 2011 includes approximately 3.7 million shares of common stock reserved for future issuances under the Plan as disputed claims are settled.

1.0 million bonus units with a performance criteria and 0.5 million restricted stock units (“RSUs”) with a performance criteria at March 31, 2011 and 2010, respectively, were also excluded from the calculation of diluted earnings (loss) per share because the specified performance criteria for the vesting of these units had not yet been met.  The bonus units and RSUs could be dilutive in the future if the specified performance criteria are met.

11) STOCK-BASED COMPENSATION

In 2010, we implemented the Chemtura Corporation 2010 Long-Term Incentive Plan (the “2010 LTIP”), which was approved by the Bankruptcy Court and became effective upon our emergence from bankruptcy.  All stock-based compensation plans existing prior to the Effective Date were terminated and any unvested or unexercised shares associated with these plans were cancelled. The 2010 LTIP provides for grants of nonqualified stock options (“NQOs”), incentive stock options (“ISOs”), stock appreciation rights, dividend equivalent rights, stock units, bonus stock, performance awards, share awards, restricted stock, time-based RSUs and performance-based RSUs.  The 2010 LTIP provides for the issuance of a maximum of 11 million shares.  NQOs and ISOs may be granted under the 2010 LTIP at prices equal to the fair market value of the underlying common shares on the date of the grant.  All outstanding stock options will expire not more than ten years from the date of the grant.  As of March 31, 2011, grants authorized under the 2010 LTIP are being administered through the various award plans that are described below as the 2009 Emergence Incentive Plan (the “2009 EIP”), the 2010 Emergence Incentive Plan (the “2010 EIP”), 2011 Long-Term Incentive Plan (the “2011 LTIP”) and 2010 Emergence Award Plan (the “2010 EAP”), as well as other grants made to the Board of Directors.

Stock-based compensation expense, including amounts for time-based RSU’s, NQOs and the 2010 EAP, was $8 million for the quarter ended March 31, 2011.  Stock-based compensation expense for the quarter ended March 31, 2010 was less than $1 million.  Stock-based compensation expense was primarily reported in SG&A.

Stock Option Plans

In November 2010, we granted under the EIP Settlement Plan approved by the Bankruptcy Court (“EIP Settlement Plan”) 0.8 million NQOs relating to the 2009 EIP with an exercise price equal to the fair market value of the underlying common stock on the date of grant.  One third of the NQOs vested immediately upon emergence from Chapter 11, one third vested on March 31, 2011 and one third vests on March 31, 2012.

In March 2011, we granted under the EIP Settlement Plan 0.8 million NQOs relating to the 2010 EIP with an exercise price equal to the fair market value of the underlying common stock at the date of grant.  One third vested immediately, one third vests on March 31, 2012 and one third vests on March 31, 2013.

In March 2011, our Board of Directors approved the grant of 1.4 million NQOs under our 2011 LTIP.  These options will vest ratably over a three-year period.

We use the Black-Scholes option-pricing model to determine the fair value of NQOs.  We have elected to recognize compensation cost for awards of NQOs equally over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  Using this method, the weighted average fair value of stock options granted during the quarter ended March 31, 2011 was $8.40.

Total remaining unrecognized compensation cost associated with unvested NQOs at March 31, 2011 was $14 million, which will be recognized over the weighted average period of approximately 3 years.

Restricted Stock Plans

In November 2010, we granted under the EIP Settlement Plan 0.4 million time-based RSU’s relating to the 2009 EIP with a fair market value of the quoted closing price of our stock on that date.  One third vested immediately, one third vested on March 31, 2011 and one third vests on March 31, 2012.

In February 2011, we granted 0.1 million time-based RSU’s to non-employee directors with a fair market value of the quoted closing price of our stock on that date.  These RSU’s will vest ratably over a two-year period.

In March 2011, we granted under the EIP Settlement Plan 0.4 million time-based RSU’s relating to the 2010 EIP with a fair market value of the quoted closing price of our stock on that date.  One third vested immediately, one third vests on March 31, 2012 and one third vests on March 31, 2013.

In March 2011, our Board of Directors approved the grant 0.4 million time-based RSU’s under our 2011 LTIP.  These RSU’s will vest ratably over a three-year period.

In March 2011, we granted bonus units under the 2010 EAP, which was previously approved by the Bankruptcy Court and carries a performance condition requirement.  This performance award will be based on achievement against a performance goal for 2011 cumulative earnings before interest, taxes, depreciation and amortization expense (“EBITDA”).  Results of EBITDA will be adjusted to exclude certain categories of income and expense as defined in the 2010 EAP.  This award is for a maximum of 1 million shares.  Shares are awarded based upon the achievement against the performance goal and will be vested and distributed to the participants in March 2012.

Total remaining unrecognized compensation cost associated with unvested time-based RSU’s and the 2010 EAP bonus units at March  31, 2011 was $27 million, which will be recognized over the weighted average period of approximately 2 year.

12) PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of our defined benefit plans net periodic benefit (credit) cost for the quarters ended March 31, 2011 and 2010 are as follows:

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	U.S. Plans		Non-Qualified Plans		Health Care Plans
	Quarter ended March 31,		Quarter ended March 31,		Quarter ended March 31,
(In millions)	2011	2010	2011	2010	2011	2010

Service cost	$-	$-	$1	$1	$-	$-
Interest cost	12	12	5	6	1	2
Expected return on plan assets	(14)	(14)	(4)	(5)	-	-
Amortization of prior service cost	3	-	-	-	-	(1)
Amortization of actuarial losses	-	2	-	-	(1)	1

Net periodic benefit cost	$1	$-	$2	$2	$-	$2

We contributed $8 million to our U.S. qualified pension plans, $1 million to our U.S. non-qualified pension plans and $6 million to our international pension plans for the quarter ended March 31, 2011.  Contributions to post-retirement health care plans for the quarter ended March 31, 2011 were $3 million.

In 2009, the Bankruptcy Court authorized us to modify certain benefits under our sponsored post-retirement health care plans.  In March 2010, certain participants of these plans were notified of the amendments to their benefits.  As a result of these amendments, we recognized a $23 million decrease in our U.S. post-retirement health care plan obligations during the quarter ended March 31, 2010, with the offset reflected within AOCL.

On April 5, 2010, the Bankruptcy Court entered an order denying certain Uniroyal non-union salaried retirees' (the “Uniroyal Salaried Retirees”) motion to reconsider the Bankruptcy Court's 2009 order authorizing the modification of certain benefits under the Company's post-retirement health care plans.  On April 8, 2010, the Uniroyal Salaried Retirees appealed the Bankruptcy Court's April 5, 2010 order.  On April 14, 2010, the Uniroyal Salaried Retirees sought a stay of the Bankruptcy Court's 2009 order as to the Company's modification of their retiree benefits pending their appeal.  On April 21, 2010, the Bankruptcy Court ordered us not to modify the retiree benefits for the Uniroyal Salaried Retirees, pending a hearing and a decision as to the stay.  After consulting with the official committees of unsecured creditors and equity security holders, we requested that the Bankruptcy Court have a hearing to decide, as a matter of law, whether we have the right to modify the post-retirement health care plan benefits of the Uniroyal Salaried Retirees as requested in 2009.  No decision has been made on this matter as of March 31, 2011 as the hearing has been postponed until June 1, 2011.

One of our U.K. subsidiaries has engaged in negotiations with Trustees of the Great Lakes U.K. Pension Plan (the “UK Pension Plan,” or collectively the “UK Pension Trustees”) on the terms of additional cash contributions to be made to its defined benefit pension plan to reduce its underfunding over time.  The terms of definitive agreements have now been finalized subject to approval by the parties and certain conditions of effectiveness.  The agreements provide, among other things, for Chemtura Manufacturing U.K. Limited (“CMUK”) to make cash contributions of £60 million (approximately $95 million) in just over a three year period starting with an initial contribution of £30 million (approximately $48 million) anticipated in the second quarter of 2011.  The agreements also provide for the granting of both a security interest and a guarantee to support certain of the liabilities under this pension plan.  There is also an evaluation being undertaken as to whether an additional funding liability exists in connection with the equalization of certain benefits under the U.K. pension plan that occurred in the early 1990s.  If such an additional liability exists, additional cash contributions may be required starting in 2013.

13) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Our activities expose our earnings, cash flows and financial condition to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and energy prices.  We maintain a risk management strategy that may utilize derivative instruments to mitigate risk against foreign currency movements and to manage energy price volatility.  In accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”), we recognize in accumulated other comprehensive loss (“AOCL”) any changes in the fair value of all derivatives designated as cash flow hedging instruments.  We do not enter into derivative instruments for trading or speculative purposes.

We have exposure to changes in foreign currency exchange rates resulting from transactions entered into by us and our foreign subsidiaries in currencies other than their functional currency (primarily trade payables and receivables).  We are also exposed to currency risk on intercompany transactions (including intercompany loans).  We manage these currency risks on a consolidated basis, which allows us to net our exposure.  Prior to our Chapter 11 filing we purchased foreign currency forward contracts, to manage our exposure.  However, as a result of the changes in our financial condition and our financing agreements, we were unable to continue our prior practice during the course of our Chapter 11 proceedings.  The financing agreements that we entered into in connection with our emergence from Chapter 11 permit us to purchase contracts and derivatives to manage foreign exchange and other financial risks subject to certain limitations.  We are currently developing new foreign exchange risk management policies and practices that we intend to implement in 2011.

14) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The carrying amounts for cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities, approximate their fair value because of the short-term maturities of these instruments.  The fair value of debt is based primarily on quoted market values.  For debt that has no quoted market value, the fair value is estimated by discounting projected future cash flows using our incremental borrowing rate.

The following table presents the carrying amounts and estimated fair values of material financial instruments used by us in the normal course of business.

	As of March 31, 2011		As of December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In millions)
Total debt	$825	$859	$751	$786

Fair Value Measurements

We apply the provisions of ASC 820 with respect to our financial assets and liabilities that are measured at fair value within the financial statements on a recurring basis.  ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions.  The fair value hierarchy specified by ASC 820 is as follows:

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

Level 1 fair value measurements in 2011 and 2010 included the deferral of compensation, our match and investment earnings related to the supplemental savings plan. These securities are considered our general assets until distributed to the participant and are included in other assets in our Consolidated Balance Sheets.  A corresponding liability is included in other liabilities at March 31, 2011 and December 31, 2010 in our Consolidated Balance Sheets.  Quoted market prices were used to determine fair values of the Level 1 investments held in a trust with a third-party brokerage firm.  The fair value of the asset and corresponding liability was $1 million at March 31, 2011 and December 31, 2010.  For the quarter ended March 31, 2011, there were no transfers into or out of Level 1 and Level 2.

Level 3 fair value measurements are utilized in our impairment reviews of Goodwill (see Note 6 – Goodwill and Intangible Assets).  Level 1, Level 2 and Level 3 fair value measurements are utilized for defined benefit plan assets in determining the funded status of our pension and post-retirement benefit plan liabilities on an annual basis (at December 31).

15) ASSET RETIREMENT OBLIGATIONS

We apply the provisions of guidance now codified under ASC Topic 410, Asset Retirements and Environmental Obligations (“ASC 410”), which require companies to make estimates regarding future events in order to record a liability for asset retirement obligations in the period in which a legal obligation is created.  Such liabilities are recorded at fair value, with an offsetting increase to the carrying value of the related long-lived assets.  The fair value is estimated by discounting projected cash flows over the estimated life of the assets using our credit adjusted risk-free rate applicable at the time the obligation is initially recorded.  In future periods, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset.  We also adjust the liability for changes resulting from revisions to the timing of future cash flows or the amount of the original estimate.  Upon retirement of the long-lived asset, we either settle the obligation for its recorded amount or incur a gain or loss.

Our asset retirement obligations include estimates for all asset retirement obligations identified for our worldwide facilities.  Our asset retirement obligations are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases at approximately 24 facilities; legal obligations to close approximately 92 brine supply, brine disposal, waste disposal, and hazardous waste injection wells and the related pipelines at the end of their useful lives; and decommissioning and decontamination obligations that are legally required to be fulfilled upon closure of approximately 32 of our manufacturing facilities.

The following is a summary of the change in the carrying amount of the asset retirement obligations for the quarters ended March 31, 2011 and 2010 and the net book value of assets related to the asset retirement obligations at March 31, 2011 and 2010:

	Quarters ended March 31,
(In millions)	2011	2010
Asset retirement obligation balance at beginning of period	$23	$26
Accretion expense – cost of goods sold (a)	1	4
Payments	-	-
Asset retirement obligation balance at end of period	$24	$30

Net book value of asset retirement obligation assets at end of period	$1	$2

Depreciation Expense	$-	$-

(a)
The accretion expense for the quarter ended March 31, 2010 includes the acceleration of the recognition of costs related to the restructuring plan involving the consolidation of the El Dorado, Arkansas facility that was approved in January 2010.

Depreciation expense for the quarters ended March 31, 2011 and 2010 was less than $1 million.

At March 31, 2011 and December 31, 2010, $11 million of the asset retirement obligation was included in accrued expenses and $13 million and $12 million, respectively, was included in other liabilities on the Consolidated Balance Sheet.

16) RESTRUCTURING ACTIVITIES

Reorganization Initiatives

In 2009, the Bankruptcy Court approved the implementation of certain cost savings and growth initiatives, including the closure of a manufacturing facility in Ashley, IN, the consolidation of warehouses related to our Consumer products segment, the reduction of leased space at two of our U.S. office facilities, and the rejection of various unfavorable contracts. Additionally, on January 25, 2010, our Board of Directors approved an initiative involving the consolidation and idling of certain assets within the Great Lakes Solutions business operations in El Dorado, Arkansas, which was approved by the Bankruptcy Court on February 23, 2010 and was expected to be substantially completed by the first half of 2012. During 2010, the demand for brominated products used in electronic applications grew significantly and is expected to remain robust. With the evidence that demand is now starting to recover for our products used in oil and gas applications in the Gulf of Mexico as well as insulation and furniture foam applications, and recognizing the emerging demand for mercury removal applications, it has become evident that we will need to produce larger quantities of bromine than were projected when we formulated our consolidation plan. In addition, our partner has informed us that they will exercise their right to purchase our interest in a joint venture in the Middle East that supplies a brominated flame retardant to us. While under the terms of the joint venture agreement, the purchaser is obligated to continue to supply the current volumes of the brominated flame retardant to us for two years following the acquisition, we need to plan for the ultimate production of this product. Under the terms of the joint venture agreement, we expect to receive a payment for our interest in the joint venture, which will assist in defraying the cost of any required capacity addition that we may be required to make. Our analysis has indicated that the most cost effective source of the additional bromine we require is to continue to operate many of the bromine assets we had planned to idle and to invest to improve their operating efficiency. In light of this analysis, on April 20, 2011, our Board of Directors confirmed that we should defer a portion of the El Dorado restructuring plan and continue to operate certain of the bromine and brine assets that were planned to be idled.

As a result of our reorganization initiatives, we recorded pre-tax charges of $1 million for the quarter ended March 31, 2011, primarily for accelerated depreciation.  We recorded pre-tax charges of $19 million for the quarter ended March 31, 2010 ($3 million was recorded to reorganization items, net for severance, asset relocation costs and contract termination costs, $11 million was recorded to depreciation and amortization for accelerated depreciation, and $5 million was recorded to COGS for accelerated asset retirement obligations and asset write-offs).

Corporate Restructuring Programs

In March 2010, we approved a restructuring plan to consolidate certain corporate functions internationally to gain efficiencies and reduce costs.  As a result of this plan, we recorded a pre-tax charge of $2 million for severance to facility closures, severance and related costs for the quarter ended March 31, 2010.

The reserve balances for all of our reorganization initiatives and corporate restructuring programs of $1 million at March 31, 2011 and December 31, 2010 were included in accrued expenses.

17) LEGAL PROCEEDINGS AND CONTINGENCIES

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

As a result of the Chapter 11 cases, substantially all prepetition litigation and claims against us and our subsidiaries that were Debtors in the Chapter 11 cases have been discharged and permanently enjoined from further prosecution and are described under the subheading “Prepetition Litigation and Claims Discharged under the Plan” below.

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

As of March 31, 2011, as a result of distributions pursuant to the Plan, the remaining undisbursed amount in the Environmental Reserve was $2 million, there were no remaining undisbursed amount in the Diacetyl Reserve, and the remaining undisbursed amount in the Disputed Claims Reserve, including segregated reserves, was $57 million.  Any Disputed Claims, to the extent they are ultimately allowed by the Bankruptcy Court, will be satisfied (to the extent allowed and not covered by insurance) from one of the claims reserves described above, and holders of the Disputed Claims are permanently enjoined under the Plan from pursuing their claims against us.

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

Appeals Relating to the Chapter 11 Cases

During the Chapter 11 cases, a creditor, Pentair Water Pool & Spa, Inc. (“Pentair”), appealed three orders of the Bankruptcy Court: (i) the Bankruptcy Court’s order establishing the Disputed Claims Reserve, (ii) an order partially disallowing the claims asserted by Pentair, and (iii) an order overruling the late-filed objection of Kurt and Amy Stetler to the Debtors’ motion seeking the establishment of the Disputed Claims Reserve.  The appeals are pending before the District Court for the Southern District of New York.  None of the appeals individually or in the aggregate is expected to have a material adverse effect on our financial condition, results of operations or cash flows.  On March 24, 2011, we entered into a term sheet for a cost-sharing agreement with Pentair that provides, among other things, for the sharing of costs in relation to a settlement of the claims of Kurt and Amy Stetler and the dismissal of the appeals upon our payment of the agreed share of the settlement costs.  The cost-sharing agreement and the settlement of the claims of Kurt and Amy Stetler are subject to the execution of definitive documentation and Bankruptcy Court approval.

Litigation and Claims Not Discharged Under the Plan

Other Proceedings

CMUK is the principal employer of the UK Pension Plan, an occupational pension scheme that was established in the UK to provide pensions and other benefits for its employees.  Under the UK Pension Plan, certain employees and former employees are entitled to pension benefits, most of which are defined benefits in nature, based on pensionable salary.  The UK Pension Plan has approximately 580 pensioners and 690 members entitled to deferred benefits under the defined benefit section.  The estimated funding deficit of the UK Pension Plan as of December 31, 2008, as measured in accordance with Section 75 of the Pension Act of 1995 (U.K.), is approximately £95 million.

As previously disclosed, the UK Pension Trustees filed 27 contingent, unliquidated Proofs of Claim against each of the Debtors (other than Chemtura Canada) in the Chapter 11 cases.   By agreement with the UK Pension Trustees, the Proofs of Claim were disallowed on the condition that no party may later assert that the Chapter 11 cases operate as a bar to the UK Pension Trustees asserting claims against any of the Debtors in an appropriate non-bankruptcy forum. We also disclosed that the applicable regulatory authority, in this case the UK Pensions Regulator (the “Regulator”), may assert claims against CMUK and against other Chemtura affiliates who are not sponsors of the U.K. Pension Plan. On December 22, 2010, the Regulator issued a “warning notice” to CMUK and five other Chemtura affiliates, including Chemtura Corporation, stating their intent to request authority to issue a “financial support direction” against each of them for the support of the benefit obligations under the UK Pension Plan, potentially up to the amount of the funding deficit. At the same time, CMUK has engaged in negotiations with the UK Pension Trustees over the terms of a “recovery plan” to reduce the underfunded deficit in the UK Pension Plan.  The terms of definitive agreements have now been finalized subject to approval by the parties and certain conditions of effectiveness.  The agreements provide, among other things, for CMUK to make cash contributions of £60 million (approximately $95 million) in just over a three year period starting with an initial contribution of £30 million (approximately $48 million) anticipated in the second quarter of 2011.  The agreements also provide for the granting of both a security interest and a guarantee to support certain of the liabilities under this pension plan.  There is also an evaluation being undertaken as to whether an additional funding liability exists in connection with the equalization of certain benefits under the U.K. pension plan that occurred in the early 1990s.  If such an additional liability exists, additional cash contributions may be required starting in 2013.

Environmental Liabilities

We are involved in environmental matters of various types in a number of jurisdictions.  A number of such matters involve claims for material amounts of damages and relate to or allege environmental liabilities, including clean up costs associated with hazardous waste disposal sites and natural resource damages.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), and comparable state statutes impose strict liability upon various classes of persons with respect to the costs associated with the investigation and remediation of waste disposal sites.  Such persons are typically referred to as “Potentially Responsible Parties” or PRPs.  Chemtura and several of our subsidiaries have been identified by federal, state or local governmental agencies or by other PRPs, as a PRP at various locations in the United States.  Because in certain circumstances these laws have been construed to authorize the imposition of joint and several liability, the Environmental Protection Agency (“EPA”) and comparable state agencies could seek to recover all costs involving a waste disposal site from any one of the PRPs for such site, including Chemtura, despite the involvement of other PRPs.  In many cases, we are one of a large number of PRPs with respect to a site.  In a few instances, we are the sole or one of only a handful of PRPs performing investigation and remediation.  Where other financially responsible PRPs are involved, we expect that any ultimate liability resulting from such matters will be apportioned between us and such other parties.  In addition, we are involved with environmental remediation and compliance activities at some of its current and former sites in the United States and abroad.  As described below, certain environmental liabilities asserted against us have been discharged or settled during the Chapter 11 cases.

Discharged and/or Settled Environmental Liabilities

As part of the Chapter 11 cases, under the Plan, the Debtors retained responsibility for environmental cleanup liabilities relating to currently owned or operated sites (i.e. sites that were part of the Debtors’ estates) and, with certain exceptions, discharged or finally settled liabilities relating to formerly owned or operated sites (i.e. sites that were no longer part of the Debtors’ estates) and third-party sites (i.e. sites that never were part of the Debtors’ estate).

As of December 31, 2010, we had entered into and had obtained Bankruptcy Court approval of environmental settlements with the United States Department of Justice, the EPA and the Connecticut Commissioner of Environmental Protection, the Indiana Department of Environmental Management, the Florida Department of Environmental Protection, the North Carolina Division of Waste Management, the New York Environmental Protection and Spill Compensation Fund, the Georgia Department of Natural Resources, the Louisiana Department of Environmental Quality, the Texas Commission on Environmental Quality, the Ohio Environmental Protection Agency, the State of New York and the New York State Department of Environmental Conservation, the Pennsylvania Department of Environmental Protection, the California Department of Toxic Substances Control, the New Jersey Department of Environmental Protection and the California Regional Water Quality Control Board, Santa Ana Region, the California Regional Water Quality Control Board, San Francisco Bay Region, and the State Water Resources Board for the State of California.  The settlement with the EPA resolved alleged violations of the Clean Air Act, CERCLA, the Emergency Planning and Community Right to Know Act, and the Clean Water Act, with respect to our Conyers facility, which we had previously reported in our periodic reports.

In addition, in March 2011, we entered into and filed a motion seeking Bankruptcy Court approval of an environmental settlement with the Pennsylvania Department of Environmental Protection with respect to one additional formerly owned site.

All of the above-described settlements have been paid from the Debtors’ estates or will be paid from the Environmental Reserve established under the Plan.  As of March 31, 2011, $36 million has been paid on account of such settlements.  As a result of these settlements, we have voluntarily dismissed an adversary proceeding that the Debtors initiated during the Chapter 11 cases against the United States and various States seeking a ruling from the Bankruptcy Court that all of the Debtors’ liabilities with respect to formerly owned or operated sites and third-party sites are dischargeable claims in the Chapter 11 cases.

In view of the offers made to settle environmental liabilities and the settlements that have been reached with respect to environmental liabilities, estimates relating to environmental liabilities with respect to formerly owned or operated sites and third-party sites are now classified as accrued expenses and other liabilities in our Consolidated Balance Sheet at March 31, 2011.

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

The total amount accrued for environmental liabilities as of March 31, 2011 and December 31, 2010, was $94 million and $119 million (which includes $27 million related to disputed claims in the Chapter 11 proceedings), respectively.  At March 31, 2011 and December 31, 2010, $17 million and $43 million, respectively, of these environmental liabilities were reflected as accrued expenses and $77 million and $76 million, respectively, were reflected as other liabilities.  We estimate that the reasonably possible ongoing environmental liabilities could range up to $116 million at March 31, 2011.  Our accruals for environmental liabilities include estimates for determinable clean-up costs.  We recorded a pre-tax charge of $2 million in 2011, and made payments of $29 million (which includes $27 million related to the settlement of disputed claims in the Chapter 11 proceedings) in 2011 for clean-up costs, which reduced our environmental liabilities.  At certain sites, we have contractual agreements with certain other parties to share remediation costs.  We have a receivable of $11 million at March 31, 2011 and December 31, 2010 to reflect probable recoveries.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable.  We intend to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters.  However, the final cost of clean-up at these sites could exceed our present estimates, and could have, individually or in the aggregate, a material adverse effect on our financial condition, results of operations or cash flows.  Our estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted, and as negotiations with respect to certain sites continue or as certain liabilities relating to such sites are resolved as part of the Chapter 11 cases.

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

Internal Review of Customer Incentive, Commission and Promotional Payment Practices

Our previously disclosed review of various customer incentive, commission and promotional payment practices of the Chemtura AgroSolutions segment in the Europe, Middle East and Africa region (the “EMEA Region”) has been completed.  The review was conducted under the oversight of the Audit Committee of the Board of Directors and with the assistance of outside counsel and forensic accounting consultants.  As disclosed previously, the review found evidence of various suspicious payments made to persons in certain Central Asian countries and of activity intended to conceal the nature of those payments.  The amounts of these payments were reflected in our books and records but were not recorded appropriately.  In addition, the review found evidence of payments that were not recorded in a transparent manner, including payments that were redirected to persons other than the customer, distributor or agent in the particular transaction.  None of these payments were subject to adequate internal control.  We have strengthened our worldwide internal controls relating to customer incentives and sales agent commissions and enhanced our global policy prohibiting improper payments, which contemplates, among other things, that we monitor our international operations.  Such monitoring may require that we investigate allegations of possible improprieties relating to transactions and the way in which such transactions are recorded.  We have severed our relationship with all of the sales agents and the employees responsible for the suspicious payments are no longer employed by us.  We cannot reasonably estimate the nature or amount of monetary or other sanctions, if any, that might be imposed as a result of the review.  We have concluded that there is no matter connected with the review that would lead to a material change to the financial statements presented in this Quarterly Report on Form 10-Q.

Guarantees

In addition to the letters of credit of $16 million and $12 million outstanding at March 31, 2011 and December 31, 2010, respectively, we have guarantees that have been provided to various financial institutions.  At March 31, 2011 and December 31, 2010, we had $6 million of outstanding guarantees primarily related to vendor deposits.  The letters of credit and guarantees were primarily related to liabilities for insurance obligations, vendor deposits and European value added tax (“VAT”) obligations.

We have applied the disclosure provisions of ASC Topic 460, Guarantees (“ASC 460”), to our agreements that contain guarantee or indemnification clauses.  We are a party to an agreement pursuant to which we may be obligated to indemnify a third party with respect to certain loan obligations of joint venture companies in which we have an equity interest.  These obligations arose to provide initial financing for a joint venture start-up, fund an acquisition and/or provide project capital.  Such obligations mature through August 2016.  In the event that any of the joint venture companies were to default on these loan obligations, we would indemnify the other party up to its proportionate share of the obligation based upon its ownership interest in the joint venture.  At March 31, 2011, the maximum potential future principal and interest payments due under these guarantees were $14 million and $1 million, respectively.  At December  31, 2010, the maximum potential future principal and interest payments due under these guarantees were $15 million and $1 million, respectively.  In accordance with ASC 460, we have accrued $2 million in reserves, which represents the probability weighted fair value of these guarantees at March 31, 2011 and December 31, 2010.  The reserve has been included in long-term liabilities on our Consolidated Balance Sheet at March 31, 2011 and December 31, 2010 with an offset to the investment included in other assets.

We also have a customer guarantee, in which we have contingently guaranteed certain debt obligations of one of our customers.  The amount of this guarantee was $1 million at March 31, 2011 and $2 million at December 31, 2010.  Based on past experience and on the underlying circumstances, we do not expect to have to perform under this guarantee.

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

18) BUSINESS SEGMENT DATA

We evaluate a segment’s performance based on several factors, of which the primary factor is operating profit (loss).  In computing operating profit (loss) by segment, the following items have not been deducted:  (1) general corporate expense; (2) amortization; (3) facility closures, severance and related costs; (4) certain accelerated depreciation; (5) gain (loss) on sale of business; (6) changes in estimates related to expected allowable claims; and (7) impairment charges.  Pursuant to ASC Topic 280, Segment Reporting (“ASC 280”), these items have been excluded from our presentation of segment operating profit (loss) because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance.

Industrial Performance Products

Industrial Performance Products are engineered solutions for our customers’ specialty chemical needs.  Industrial Performance Products include petroleum additives that provide detergency, friction modification and corrosion protection in automotive lubricants, greases, refrigeration and turbine lubricants; castable urethane prepolymers engineered to provide superior abrasion resistance and durability in many industrial and recreational applications; polyurethane dispersions and urethane prepolymers used in various types of coatings such as clear floor finishes, high-gloss paints and textiles treatments; and antioxidants (as well as UV light stabilizers and polymer modifiers) that improve the durability and longevity of plastics used in food packaging, consumer durables, automotive components and electrical components.  These products are sold directly to manufacturers and through distribution channels.

Industrial Engineered Products

Industrial Engineered Products are chemical additives designed to improve the performance of polymers in their end-use applications and fine chemicals used as catalysts, surface treatments and intermediates.  Industrial Engineered Products include brominated performance products, flame retardants, fumigants and organometallics.  The products are sold across the entire value chain ranging from direct sales to monomer producers, polymer manufacturers, compounders and fabricators, fine chemical manufacturers and oilfield service companies to industry distributors.

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

Chemtura AgroSolutions

Chemtura AgroSolutions develops, supplies, registers and sells agricultural chemicals formulated for specific crops in various geographic regions for the purpose of enhancing quality and improving yields.  The business focuses on specific target markets in six major product lines: seed treatments, fungicides, miticides, insecticides, growth regulators and herbicides.  These products are sold directly to growers and to major distributors in the agricultural sector.

General Corporate Expense and Other Charges

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis.  These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities together with costs associated with legacy activities and intangible asset amortization.  Functional costs are allocated between the business segments and general corporate expense.  Accelerated depreciation relates to certain assets affected by our restructuring programs.  Facility closures, severance and related costs are primarily for severance costs related to our cost savings initiatives.  Impairment charges related to the impairment of intangible assets.  Change in estimates related to expected allowable claims relates to adjustments to liabilities subject to compromise (primarily legal and environmental reserves) as a result of the proofs of claim evaluation process.

A summary of business data for our reportable segments for the quarters ended March 31, 2011 and 2010 are as follows:

(In millions)	Quarters ended March 31,
	2011	2010
Net Sales
Industrial Performance Products	$336	$286
Industrial Engineered Products	209	160
Consumer Products	79	92
Chemtura AgroSolutions	75	65
Total net sales	$699	$603

(In millions)	Quarters ended March 31,
	2011	2010
Operating Profit (Loss)
Industrial Performance Products	$30	$25
Industrial Engineered Products	33	(3)
Consumer Products	(3)	6
Chemtura AgroSolutions	2	(1)
	62	27

General corporate expense, including amortization	(28)	(27)
Facility closures, severance and related costs	-	(2)
Impairment charges	(2)	-
Changes in estimates related to expected allowable claims	-	(122)
Total operating profit (loss)	$32	$(124)

19) GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA

Our obligations under the Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by each current and future domestic restricted subsidiary, other than excluded subsidiaries that guarantee any indebtedness of Chemtura or our restricted subsidiaries.  Our subsidiaries that do not guarantee the Senior Notes are referred to as the “Non-Guarantor Subsidiaries.” The Guarantor Condensed Consolidating Financial Data presented below presents the statements of operations, balance sheets and statements of cash flow for: (i) Chemtura Corporation (the “Parent Company”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Chemtura historical reported financial information); (ii) the Parent Company, alone (accounting for our Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary's cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) the Guarantor Subsidiaries alone; and (iv) the Non-Guarantor Subsidiaries alone.

Condensed Consolidating Statement of Operations
Quarter ended March 31, 2011
(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$699	$(425)	$411	$131	$582

Cost of goods sold	538	(425)	321	122	520
Selling, general and administrative	79	-	33	13	33
Depreciation and amortization	37	-	10	13	14
Research and development	11	-	5	2	4
Impairment charges	2	-	-	-	2
Operating profit (loss)	32	-	42	(19)	9

Interest expense	(16)	-	(17)	-	1
Other income (expense), net	1	-	(5)	-	6
Reorganization items, net	(7)	-	(7)	-	-
Equity in net loss of subsidiaries from continuing operations	-	6	(6)	-	-

Earnings (loss) from continuing operations before income taxes	10	6	7	(19)	16
Income tax (provision) benefit	(3)	-	-	-	(3)

Net earnings (loss) attributable to Chemtura	$7	$6	$7	$(19)	$13

Condensed Consolidating Balance Sheet
As of March 31, 2011
(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
ASSETS
Current assets	$1,479	$-	$445	$231	$803
Intercompany receivables	-	(8,500)	2,327	2,321	3,852
Investment in subsidiaries	-	(12,673)	2,709	1,252	8,712
Property, plant and equipment	724	-	159	228	337
Goodwill	178	-	92	3	83
Other assets	631	-	133	194	304
Total assets	$3,012	$(21,173)	$5,865	$4,229	$14,091

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$461	$-	$165	$78	$218
Intercompany payables	-	(8,502)	3,530	2,155	2,817
Long-term debt	821	-	819	-	2
Other long-term liabilities	706	-	327	59	320
Total liabilities	1,988	(8,502)	4,841	2,292	3,357
Stockholders' equity	1,024	(12,671)	1,024	1,937	10,734
Total liabilities and stockholders' equity	$3,012	$(21,173)	$5,865	$4,229	$14,091

Condensed Consolidating Statement of Cash Flows
Quarter ended March 31, 2011
(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss) attributable to Chemtura	$7	$6	$7	$(19)	$13
Adjustments to reconcile net earnings (loss) attributable to
Chemtura to net cash (used in) provided by operations:
Impairment charges	2	-	-	-	2
Depreciation and amortization	37	-	10	13	14
Stock-based compensation expense	8	-	8	-	-
Reorganization items, net	1	-	1	-	-
Changes in assets and liabilities, net	(167)	(6)	(123)	16	(54)
Net cash (used in) provided by operations	(112)	-	(97)	10	(25)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for acquisitions	(30)	-	-	-	(30)
Capital expenditures	(23)	-	(4)	(10)	(9)
Net cash used in investing activities	(53)	-	(4)	(10)	(39)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from ABL Facility	73	-	73	-	-
Proceeds from short term borrowings, net	1	-	-	-	1
Net cash provided by financing activities	74	-	73	-	1

CASH
Effect of exchange rates on cash and cash equivalents	3	-	-	-	3
Change in cash and cash equivalents	(88)	-	(28)	-	(60)
Cash and cash equivalents at beginning of period	201	-	41	-	160
Cash and cash equivalents at end of period	$113	$-	$13	$-	$100

Condensed Consolidating Statement of Operations
Quarter ended March 31, 2010
(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$603	$(387)	$334	$153	$503

Cost of goods sold	469	(387)	288	127	441
Selling, general and administrative	76	-	35	11	30
Depreciation and amortization	49	-	10	26	13
Research and development	9	-	3	2	4
Facility closures, severance and related costs	2	-	-	-	2
Changes in estimates related to expected allowable claims	122	-	122	-	-
Operating (loss) profit	(124)	-	(124)	(13)	13

Interest expense	(12)	-	(14)	-	2
Loss on early extinguishment of debt	(13)	-	(13)	-	-
Other (expense) income, net	(2)	-	8	-	(10)
Reorganization items, net	(21)	-	(20)	(1)	-
Equity in net loss of subsidiaries from continuing operations	-	12	(12)	-	-

(Loss) earnings from continuing operations before income taxes	(172)	12	(175)	(14)	5
Income tax provision	(5)	-	(3)	-	(2)

(Loss) earnings from continuing operations	(177)	12	(178)	(14)	3
Loss from discontinued operations, net of tax	(2)	-	(1)	-	(1)

Net (loss) earnings attributable to Chemtura	$(179)	$12	$(179)	$(14)	$2

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

Condensed Consolidating Statement of Cash Flows
Quarter ended March 31, 2010
(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings attributable to Chemtura	$(179)	$12	$(179)	$(14)	$2
Adjustments to reconcile net (loss) earnings attributable to
Chemtura to net cash (used in) provided by operations:
Loss on early extinguishment of debt	13	-	13	-	-
Depreciation and amortization	49	-	10	26	13
Reorganization items, net	2	-	2	-	-
Changes in estimates related to expected allowable claims	122	-	122	-	-
Changes in assets and liabilities, net	(116)	(12)	(61)	(5)	(38)
Net cash (used in) provided by operations	(109)	-	(93)	7	(23)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(14)	-	(2)	(7)	(5)
Net cash used in investing activities	(14)	-	(2)	(7)	(5)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Amended DIP Credit Facility	299	-	299	-	-
Payments on DIP Credit Facility, net	(250)	-	(250)	-	-
Payments for debt issuance and refinancing costs	15	-	15	-	-
Payments for make-whole and no-call premiums	(16)	-	(16)	-	-
Net cash provided by financing activities	48	-	48	-	-

CASH
Effect of exchange rates on cash and cash equivalents	(2)	-	-	-	(2)
Change in cash and cash equivalents	(77)	-	(47)	-	(30)
Cash and cash equivalents at beginning of period	236	-	82	-	154
Cash and cash equivalents at end of period	$159	$-	$35	$-	$124

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements included in item 1 of this Form 10-Q.

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements.  See “forward-looking statements” for a discussion of certain risks, assumptions and uncertainties associated with these statements.

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

The primary economic factors that influence the operations and sales of our Industrial Engineered Products and Industrial Performance Products segments are industrial production, residential and commercial construction, electronic component production and polymer production.  In addition, our Chemtura AgroSolutions segment is influenced by worldwide weather, disease and pest infestation conditions.  Our Consumer Products segment is also influenced by general economic conditions impacting consumer spending and weather conditions.

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

EMERGENCE FROM CHAPTER 11 AND IMPLEMENTATION OF PLAN OF REORGANIZATION

On March 18, 2009, (the “Petition date”) Chemtura and 26 of our U.S. affiliates (collectively the “U.S. Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).

On October 21, 2010, the Bankruptcy Court entered a bench decision approving confirmation of the Debtors’ plan of reorganization (the “Plan”) and on November 3, 2010, the Bankruptcy Court entered an order confirming the Plan.  On November 10, 2010 (the “Effective Date”), the Debtors substantially consummated their reorganization through a series of transactions contemplated by the Plan and the Plan became effective.

For further discussion refer to Note 2 – Bankruptcy and Emergence from Chapter 11 in the Notes to our Consolidated Financial Statements.

FIRST QUARTER RESULTS

Overview

Consolidated net sales were $699 million for the first quarter of 2011 or $96 million higher than 2010.  This increase in net sales was attributable to a $61 million favorable increase in net sales volume (as all segments except Consumer Products showed improvements over the prior period), $40 million from higher selling prices and $1 million of favorable currency translation, partially offset by $6 million due to the divestiture of the natural sodium sulfonates and oxidized petrolatum product lines in the third quarter of 2010.

Gross profit for the first quarter of 2011 was $161 million, an increase of $27 million compared with the first quarter of 2010.  Gross profit as a percentage of sales increased to 23% compared with 22% for the first quarter of 2010.  The increase in gross profit was primarily due to $40 million from higher selling prices and $20 million favorable increase in sales volume and favorable product mix.  These improvements were partially offset by $21 million in higher raw material and energy costs, a $4 million increase in distribution costs, $2 million from unfavorable manufacturing costs, $2 million from unfavorable foreign currency exchange, $2 million due to the divestiture of the natural sodium sulfonates and oxidized petrolatum product lines, a $1 million increase in stock compensation expense and $1 million related to costs associated with registration of chemicals in the European Union under REACh legislation.

Selling, general and administrative (“SG&A”) expense of $79 million was $3 million higher than the first quarter of 2010. The increase in SG&A was due to $7 million of higher stock compensation expense (including expense related to grants under the emergence incentive plans approved by the Bankruptcy Court), partially offset by approximately $2 million of lower legal expenses, $1 million of lower expenses related to U.S. pension plans, and $1 million of lower environmental reserve adjustments.

Depreciation and amortization expense of $37 million was $12 million lower than the first quarter of 2010, primarily due to the decrease in accelerated depreciation related to the El Dorado Facility restructuring activities.

Research and development expense (“R&D”) of $11 million was $2 million higher than the first quarter of 2010 as a result of increased investments.

Impairment charges of $2 million for the first quarter of 2011 included the impairment of intangible assets.

Changes in estimates related to expected allowable claims were negligible for the first quarter of 2011, compared with $122 million for the first quarter of 2010.  These charges included adjustments to liabilities subject to compromise (primarily legal and environmental reserves) identified in the claim evaluation and settlement processes.  Potential recoveries from insurance carriers were not assumed in the first quarter 2010 estimate as we were still in discussions with our insurance carriers over applicability of coverage.

Interest expense of $16 million during the first quarter of 2011 was $4 million higher than the first quarter of 2010.  The increase primarily relates to interest expense associated with the Senior Notes and Term Loan financing issued in August of 2010, compared with interest expense on the borrowings in 2010 under the Amended DIP Credit Facility.  In the first quarter of 2010, we did not record interest expense on unsecured pre-petition debt.

Other income, net of $1 million in the first quarter of 2011 compared with other expense, net of $2 million for the first quarter of 2010.  The decrease in expense primarily reflected lower unfavorable foreign currency exchange impacts.

Reorganization items, net of $7 million, in the first quarter of 2011 was $14 million lower than the first quarter of 2010.  The expense in both periods primarily comprised professional fees directly associated with the Chapter 11 reorganization.

The income tax provision from continuing operations in the first quarter of 2011 was $3 million, compared with $5 million in the first quarter of 2010.  We have offset our current year-to-date U.S income with net operating loss carryforwards and reduced the associated valuation allowance.  In the first quarter of 2010, we provided a full valuation allowance against the tax benefit associated with our U.S. net operating loss.

The net earnings from continuing operations attributable to Chemtura for the first quarter of 2011 was $7 million, or $0.07 per share as compared with a net loss of $177 million, or $0.73 per share for the first quarter of 2010.

The loss from discontinued operations, net of tax, for the first quarter of 2010 was $2 million, or $0.01 per share for the first quarter of 2010.

The following is a discussion of the first quarter results of our segments.

Industrial Performance Products

Net sales in the Industrial Performance Products segment increased by $50 million to $336 million in the first quarter of 2011.  Operating profit increased by $5 million in the first quarter of 2011 to $30 million compared with $25 million in the first quarter of 2010.

The $50 million increase in net sales was driven primarily by increased sales volume of $43 million and higher selling prices of $13 million, partially offset by a decrease of $6 million due to the divestitures of the natural sodium sulfonates and oxidized petrolatum product lines.  The higher sales volume in the first quarter of 2011 was due to demand growth for all our major product lines in the segment.

Operating profit increased $5 million to $30 million, primarily due to a $15 million benefit from increased sales volume and favorable product mix and $13 million of increased selling prices, partially offset by $11 million in higher raw material costs, $3 million in higher distribution costs, a $2 million increase in manufacturing costs, a $2 million reduction in profit from the divestitures of the natural sodium sulfonates and oxidized petrolatum product lines, $2 million in higher SGA&R expense, $1 million in unfavorable foreign currency exchange and $2 million in higher other expenses.

The regulatory approvals of our new liquid antioxidant product, Weston 705 are progressing slower than we anticipated.  The FDA has advised us that we need to submit additional test data in order for them to determine if the product can be approved.  Given the time required for such testing and review, we are unlikely to know the final status before year end.

Industrial Engineered Products

Net sales in the Industrial Engineered Products segment increased by $49 million to $209 million for the first quarter of 2011.  The $33 million operating profit for the first quarter of 2011 reflected an improvement of $36 million compared with an operating loss of $3 million in the first quarter of 2010.

The $49 million increase in net sales reflected $31 million of higher selling prices and an increase in net sales volume of $18 million.  Substantial price increases have been implemented across all major product lines in response to higher raw material costs.  The higher volume reflects increased sales to customers in the electronics, fine chemicals, pharmaceutical, insulation and furniture foam applications due in large part to improved global macroeconomic conditions.  Volume has also benefitted from drilling activities being resumed in the Gulf of Mexico.

Operating profit increased $36 million primarily due to $31 million of increased selling prices, $8 million reduction in accelerated depreciation, $5 million in lower asset retirement obligations, a $5 million benefit from higher sales volume and product mix, a $2 million decrease in manufacturing costs and a $1 million increase in equity income.  These items were partially offset by a $9 million increase in raw material costs, $4 million in higher SGA&R expense, $1 million in higher distribution costs, and an increase in other costs of $2 million.

Following the launch of three new innovative flame retardants under our EMERALD™ series in the fourth quarter of 2010, in May 2011 we continued the introduction of new products with EMERALD™ 3000 an innovative brominated polymeric flame retardant for expanded polystyrene foam (EPS) and extruded polystyrene foam (XPS) insulation. Emerald™ 3000 utilizes the technology that we were the first to license from The Dow Chemical Company in March 2011.

Consumer Products

Net sales for the Consumer Products segment decreased by $13 million to $79 million in the first quarter of 2011.  Operating profit decreased $9 million in the first quarter of 2011 to a $3 million operating loss compared with a $6 million operating profit in the first quarter of 2010.

The $13 million decrease in net sales was driven by a $12 million reduction in sales volume and $2 million in lower selling prices, partially offset by $1 million in favorable foreign currency exchange.  Sales volume reflected a slower development of pre-season orders from the mass market channel as well as the loss of one of our mass market accounts for this season.  The customer accounted for less than 4% of 2010 net sales.  Competitive conditions in the mass channel have resulted in some price erosion this season which will make this a more challenging year for the Consumer Products segment.

Operating profit decreased $9 million primarily due to a $5 million decrease in sales volume and unfavorable product mix, $2 million in lower selling prices due to pricing pressures in the market place, a $1 million increase in raw material costs, a $1 million increase in SGA&R expense and an increase in other costs of $3 million, partially offset by $2 million lower accelerated depreciation and a $1 million reduction in distribution costs.

Chemtura AgroSolutions

Net sales for the Chemtura AgroSolutions segment increased by $10 million to $75 million for the first quarter of 2011.  Operating profit in the first quarter of 2011 totaled $2 million compared with an operating loss of $1 million in the first quarter in 2010.

The increase in net sales reflected a $10 million increase in sales volume and $1 million in favorable foreign currency exchange, partially offset by a $1 million reduction in selling prices.  Sales were higher in both the Europe and North America (our two largest regions) as compared with the first quarter of 2010.  Asia-Pacific sales were modestly lower as we implemented distribution changes which also impacted margins.

Operating profit increased primarily due to a $5 million benefit from higher sales volume and favorable product mix, a $3 million decrease in SGA&R expense and a $1 million decrease in raw material costs.  These favorable items were partially offset by $2 million in unfavorable foreign currency exchange, a $1 million increase in distribution costs, a $1 million increase in manufacturing costs, $1 million in lower selling prices and a $1 million decrease in equity income.

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

Corporate expense was $28 million in the first quarter of 2011, which included $11 million of amortization expense related to intangible assets.  In comparison, corporate expense was $27 million in the first quarter of 2010, which included $9 million of amortization expense related to intangible assets.

The $1 million increase in corporate expense was primarily due to an increase in stock compensation expense and amortization, partially offset by reduced SG&A expense related to expenses associated with the internal review of customer incentive, commission and promotional payment practices in the European region, lower expenses related to US pension plans, and lower environmental reserve adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Financing Facilities

In order to fund our Plan, emerge from Chapter 11 and provide for future capital needs, we obtained approximately $1 billion in financing in 2010.  On August 27, 2010, we completed a private placement offering under Rule 144A of $455 million aggregate principal amount of 7.875% senior notes due 2018 (the “Senior Notes”) at an issue price of 99.269% in reliance on an exemption pursuant to Section 4(2) of the Securities Act of 1933.  We also entered into a senior secured term facility credit agreement due 2016 (the “Term Loan”) with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1%.  The Term Loan permits us to increase the size of the facility by up to $125 million.  On the Effective Date, we entered into a five-year ABL Facility for an amount up to $275 million, subject to availability under a borrowing base (with a $125 million letter of credit sub-facility) due 2015.  The ABL Facility permits us to increase the size of the facility by up to $125 million subject to obtaining lender commitments to provide such increase.

Senior Notes

Our Senior Notes contain covenants that limit our ability to enter into certain transactions, such as incurring additional indebtedness, creating liens, paying dividends, and entering into acquisitions, dispositions and joint ventures.  As of March 31, 2011, we were in compliance with the covenant requirements of the Senior Notes.

Our Senior Notes are subject to certain events of default, including, among others, breach of other agreements in the Indenture; any guarantee of the Senior Notes by a significant subsidiary ceasing to be in full force and effect; a default by us or our restricted subsidiaries under any bonds, debentures, notes or other evidences of indebtedness of a certain amount, resulting in its acceleration; the rendering of judgments to pay certain amounts of money against us or our significant subsidiaries which remains outstanding for 60 days; and certain events of bankruptcy or insolvency.

In connection with the Senior Notes, we filed a registration statement on Form S-4, as amended, to exchange registered exchange notes for unregistered senior notes originally issued in the private placement offering.

Term Loan

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

Additionally, the Term Loan requires that we meet certain financial maintenance covenants including a maximum Secured Leverage Ratio (as defined in the agreement) of 2.5:1.0 and a minimum Consolidated Interest Coverage Ratio (as defined in the agreement) of 3.0:1.0.  As of March 31, 2011, we were in compliance with the covenant requirements of the Term Loan.

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

ABL Facility

Our obligations (and the obligations of the other borrowing subsidiaries) under the ABL Facility are guaranteed on a secured basis by all the guarantors (as defined in the agreement) that are not borrowers, and by certain of our future direct and indirect domestic subsidiaries.  The obligations and guarantees under the ABL Facility are secured by (i) a first-priority security interest in the borrowers’ and the guarantors’ existing and future inventory and accounts receivable, together with general intangibles relating to inventory and accounts receivable, contract rights under agreements relating to inventory and accounts receivable, documents relating to inventory, supporting obligations and letter-of-credit rights relating to inventory and accounts receivable, instruments evidencing payment for inventory and accounts receivable; money, cash, cash equivalents, securities and other property held by the administrative agent or any lender under the ABL Facility; deposit accounts, credits and balances with any financial institution with which any borrower or any guarantor maintains deposits and which contain proceeds of, or collections on, inventory and accounts receivable; books, records and other property related to or referring to any of the foregoing and proceeds of any of the foregoing (the “Senior Asset Based Priority Collateral”); and (ii) a second-priority security interest in substantially all of the borrowers’ and the guarantors’ other assets, including (a) 100% of the capital stock of borrowers’ and the guarantors’ direct domestic subsidiaries held by the borrowers and the guarantors and 100% of the non-voting capital stock of the borrowers’ and the guarantors’ direct foreign subsidiaries held by the borrowers and the guarantors, and (b) 65% of the voting capital stock of the borrowers’ and the guarantors’ direct foreign subsidiaries (to the extent held by the borrowers and the guarantors), in each case subject to certain exceptions set forth in the ABL Facility agreement and the related loan documentation.

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

The ABL Facility agreement contains certain affirmative and negative covenants (applicable to us, the other borrowing subsidiaries, the guarantors and their respective subsidiaries), including, without limitation, covenants requiring financial reporting and notices of certain events, and covenants imposing limitations on incurrence of indebtedness and guarantees; liens; loans and investments; asset dispositions; dividends, redemptions, and repurchases of stock and prepayments, redemptions and repurchases of certain indebtedness; mergers, consolidations, acquisitions, joint ventures or creation of subsidiaries; material changes in business; transactions with affiliates; restrictions on distributions from subsidiaries and granting of negative pledges; changes in accounting and reporting; sale leasebacks; and speculative transactions, and a springing financial covenant requiring a minimum trailing 12-month fixed charge coverage ratio of 1.1 to 1.0 at all times during any period from the date when the amount available for borrowings under the ABL Facility falls below the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments to the date such available amount has been equal to or greater than the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments for 45 consecutive days.  As of March 31, 2011, we were in compliance with the covenant requirements of the ABL Facility.

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

On March 22, 2011 we entered into Amendment No. 1 to the Term Loan which permits us to amend the Term Loan (and refinance those facilities in connection with such an amendment) to provide for principal amortization not exceeding 1% of the total principal amount of the Term Loan (such percentage calculated as of the date of any such amendment to the Term Loan).  Amendment No. 1 also clarifies that we may, in connection with an otherwise permitted amendment to the Term Loan that refinances those facilities, increase the Term Loan up to the maximum amount permitted under the debt incurrence covenant contained in the ABL Facility.

At March 31, 2011, we had $73 million of borrowings under the ABL Facility and $16 million of outstanding letters of credit (primarily related to liabilities for insurance obligations and vendor deposits), which utilizes available capacity under the facility.  At December 31, 2010, we had no borrowings under the ABL and $12 million of outstanding letters of credit.  At March 31, 2011 and December 31, 2010 we had approximately $186 million and $185 million, respectively, of undrawn availability under the ABL Facility.

Restructuring and Strategic Initiatives

In 2009, we initiated a comprehensive review process to strengthen our core businesses and improve our financial health, a process that continued throughout 2010 and into 2011.  This review included a determination of whether to continue in, consolidate, reorganize, exit or expand our businesses, operations and product lines.  As a result of our review process, we identified certain assets for potential sale.  In other cases, we determined investing in innovative and regional growth, restructuring or consolidating our operations or changing the way we do business or bring our products to market would further our business goals.

On January 25, 2010, our Board of Directors approved an initiative involving the consolidation and idling of certain assets within the Great Lakes Solutions business operations in El Dorado, Arkansas, which was approved by the Bankruptcy Court on February 23, 2010 and was expected to be substantially completed by the first half of 2012.  As a result of this restructuring plan, we recorded costs of approximately $30 million in 2010.  During 2010, the demand for brominated products used in electronic applications grew significantly and is expected to remain robust.  With the evidence that demand is now starting to recover for our products used in oil and gas applications in the Gulf of Mexico as well as insulation and furniture foam applications, and recognizing the emerging demand for mercury removal applications, it has become evident that we will need to produce larger quantities of bromine than were projected when we formulated our consolidation plan.  In addition, our partner has informed us that they will exercise their right to purchase our interest in a joint venture in the Middle East that supplies a brominated flame retardant to us.  While under the terms of the joint venture agreement, the purchaser is obligated to continue to supply the current volumes of the brominated flame retardant to us for two years following the acquisition, we need to plan for the ultimate production of this product.  Under the terms of the joint venture agreement, we expect to receive a payment for our interest in the joint venture, which will assist in defraying the cost of any required capacity addition that we may be required to make.  Our analysis has indicated that the most cost effective source of the additional bromine we require is to continue to operate many of the bromine assets we had planned to idle and to invest to improve their operating efficiency.  In light of this analysis, on April 20, 2011, our Board of Directors confirmed that we should defer a portion of the El Dorado restructuring plan and continue to operate certain of the bromine and brine assets that were planned to be idled.

The following items are the result of our new initiatives in the first quarter of 2011:

•
On January 26, 2011, we announced the formation of ISEM S.r.l. (“ISEM”), a strategic research and development alliance with Isagro S.p.A., which will provide us access to two commercialized products and accelerate the development and commercialization of new active ingredients and molecules related to our Chemtura AgroSolutions segment.  ISEM is a 50/50 joint venture between us and Isagro S.P.A. and is being accounted for as an equity method investment in our Consolidated Financial Statements in accordance with ASC Topic 323, Investments – Equity Method and Joint Ventures (“ASC 323”). Our investment in the joint venture was €20 million ($28 million), which was made in January 2011.  In addition, we and Isagro S.p.A. have agreed to jointly fund discovery and development efforts for ISEM, which is expected to amount to approximately $2 million per year from each partner for five years.  We will fund our contributions in part by a reduction in our planned direct research and development spending.

•
On February 1, 2011, we announced the formation of DayStar Materials, LLC, a joint venture with UP Chemical Co. Ltd. that will manufacture and sell high purity metal organic precursors for the rapidly growing LED market for our Industrial Engineered Products segment.  The joint venture will begin supplying high purity metal organic precursors in the second quarter of 2011.  DayStar Materials, LLC is a 50/50 joint venture and is being accounted for as an equity method investment in our Consolidated Financial Statement in accordance with ASC 323.  Our initial cash contribution was $2 million in February 2011, and we expect to make additional contributions of up to $5 million in 2011 in accordance with the agreement.

Cash Flows from Operating Activities

Net cash used in operating activities was $112 million for the quarter ended March 31, 2011 compared to net cash used in operating activities of $109 million in the comparable period for 2010.  Changes in key working capital accounts are summarized below:

Favorable (unfavorable)	Quarter ended	Quarter ended
(In millions)	March 31, 2011	March 31, 2010
Accounts receivable	$(83)	$(97)
Inventories	(65)	(29)
Restricted cash	29	-
Accounts payable	23	32
Pension and post-retirement health care liabilities	(15)	(7)
Liabilities subject to compromise	-	(1)

During the first quarter of 2011, accounts receivable increased by $83 million driven by increased volume principally within the Industrial Performance Products and Industrial Engineered Products segments.   With available liquidity in the first quarter of 2011, we were able to resume our historic practice of building inventory ahead of the higher seasonal demand for some of our products in the summer and, as such, inventory increased $65 million during the first quarter of 2011.  Restricted cash decreased by $29 million as a result of settlements for disputed claims.  Accounts payable increased by $23 million in the first quarter of 2011 primarily a result of growth in raw material and capital purchases and improving vendor credit terms.  Pension and post-retirement health care liabilities decreased due to the funding of benefit obligations. Contributions amounted to $18 million in 2011, which included $12 million for domestic plans and $6 million for international plans.

Cash flows from operating activities in 2011 were adjusted by the impact of certain non-cash and other charges, which primarily included depreciation and amortization expense of $37 million, stock-based compensation expense of $8 million, impairment charge of $2 million and reorganization items, net of $1 million.

During the first quarter of 2010, accounts receivable increased by $97 million and inventory increased $29 million reflecting seasonal demand.  Accounts payable increased by $32 million in the first quarter of 2010 due to the timing of purchases and vendor payments.  Pension and post-retirement health care liabilities decreased due to the timing of our funding of benefit payments.  Liabilities subject to compromise were impacted by payments of $1 million against pre-petition liabilities that were approved by certain orders of the Bankruptcy Court.

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

Cash Flows from Investing and Financing Activities

           Investing Activities

Net cash used in investing activities was $53 million for the first quarter of 2011.  Investing activities were primarily related to payments for joint ventures of $30 million, which included $28 million for ISEM and $2 million for DayStar Materials, LLC, and $23 million in capital expenditures for U.S. and foreign facilities, environmental and other compliance requirements.

Net cash used in investing activities was $14 million for the first quarter of 2010.  Investing activities were related to capital expenditures for U.S. and foreign facilities, environmental and other compliance requirements.

Financing Activities

Net cash provided by financing activities was $74 million for the first quarter of 2011, which included proceeds from the ABL Facility of $73 million and proceeds from short term borrowings $1 million.

Net cash provided by financing activities was $48 million for the first quarter of 2010, which included proceeds from the Amended DIP Credit Facility of $299 million, proceeds from the 2007 Credit Facility of $15 million as a result of the drawing of certain letters of credit issued under the facility, partially offset by the extinguishment of the DIP Credit Facility of $250 million and payments for fees associated with the refinancing of the Amended DIP Credit Facility of $16 million.

Other Sources and Uses of Cash

We expect to finance our continuing operations and capital spending requirements for 2011 with cash flows provided by operating activities, available cash and cash equivalents, borrowings under our ABL Facility and other sources.  Cash and cash equivalents as of March 31, 2011 were $113 million.

Contractual Obligations and Other Cash Requirements

During the first quarter of 2011, we made aggregate contributions of $18 million to our U.S. and international pension and post-retirement benefit plans.  Our funding assumptions for the U.S. pension plans assume no significant change with regard to demographics, legislation, plan provisions, or actuarial assumptions or methods to determine the estimated funding requirements.

As previously disclosed, on December 22, 2010, the UK Pensions Regulator issued a “warning notice” to us, stating their intent to request authority to issue a “financial support direction” against us for the support of the benefit obligations under one of our UK pension plans.  Our UK subsidiary that is responsible for this plan has engaged in negotiations with the trustees of that plan over the terms of a “recovery plan” which will provide for additional cash contributions to be made to reduce its underfunding over time.  The terms of definitive agreements have now been finalized subject to approval by the parties and certain conditions of effectiveness.  The agreements provide, among other things, for our UK subsidiary to make cash contributions of £60 million (approximately $95 million) in just over a three year period starting with an initial contribution of £30 million (approximately $48 million) anticipated in the second quarter of 2011.  The agreements also provide for the granting of both a security interest and a guarantee to support certain of the liabilities under this pension plan.  There is also an evaluation being undertaken as to whether an additional funding liability in connection with the equalization of certain benefits under the U.K. pension plan that occurred in the early 1990s.  If such an additional liability exists, additional cash contributions may be required starting in 2013.

We had net liabilities related to unrecognized tax benefits of $41 million at March 31, 2011.  At March 31, 2011, we believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $14 million within the next 12 months.

Guarantees

In addition to the letters of credit of $16 million of outstanding at March 31, 2011, we have guarantees that have been provided to various financial institutions.  At March 31, 2011, we had $6 million, of outstanding guarantees primarily related to vendor deposits.  The letters of credit and guarantees were primarily related to liabilities for insurance obligations, vendor deposits and European value added tax (“VAT”) obligations.

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements have been prepared in conformity with GAAP, which require management to make estimates and assumptions that affect the amounts and disclosures reported in our Consolidated Financial Statements and accompanying notes.  Our estimates are based on historical experience and currently available information.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies footnote in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2010 describe the critical accounting estimates and accounting policies used in preparation of our Consolidated Financial Statements.  Actual results in these areas could differ from management’s estimates.  There have been no significant changes in our critical accounting estimates during the three month period ended March 31, 2011.

Carrying Value of Goodwill and Long-Lived Assets

We have elected to perform our annual goodwill impairment procedures for all of our reporting units in accordance with ASC Subtopic 350-20, Intangibles – Goodwill and Other - Goodwill (“ASC 350-20”) as of July 31, or sooner, if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  We estimate the fair value of our reporting units utilizing income and market approaches through the application of discounted cash flow and market comparable methods (Level 3 inputs as described in Note 14 – Financial Instruments and Fair Value Measurements).  The assessment is required to be performed in two steps: step one to test for a potential impairment of goodwill and, if potential impairments are identified, step two to measure the impairment loss through a full fair value allocation of the assets and liabilities of the reporting unit utilizing the acquisition method of accounting.

We continually monitor and evaluate business and competitive conditions that affect our operations and reflect the impact of these factors in our financial projections.  If permanent or sustained changes in business or competitive conditions occur, they can lead to revised projections that could potentially give rise to impairment charges.

During the annual review as of July 31, 2010, we identified risks inherent in our Chemtura AgroSolutions reporting units forecast given the recent performance of this reporting unit which was below expectations.  At the end of the fourth quarter of 2010, this reporting unit’s performance had significantly fallen below expectations for several consecutive quarters.  We concluded that it was appropriate to perform a goodwill impairment review as of December 31, 2010.  We used revised forecasts to compute the estimated fair value of this reporting unit.  These projections indicated that the estimated fair value of the Chemtura AgroSolutions reporting unit was less than the carrying value.  Based upon our preliminary step 2 analysis, an estimated goodwill impairment charge of $57 million was recorded (representing the remaining goodwill of this reporting unit).  Due to the complexities of the analysis, which involves an allocation of the fair value, we finalized our step 2 analysis and goodwill impairment charge in the first quarter of 2011.  This analysis supported our 2010 conclusion that the goodwill was fully impaired.

OUTLOOK

With a robust first quarter behind us, we are now focused on delivering year-on-year improvement again in the second quarter, a tougher challenge than the first quarter as it is always our strongest quarter of the year.  Our industrial segments are performing strongly and they are expected to offset any softness in our Consumer Products business.  Meanwhile, we expect continued improvement from Chemtura AgroSolutions.  In 2011, Chemtura intends to progress by recording year-on-year improvement in Adjusted EBITDA each quarter.

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

Such risks and uncertainties include, but are not limited to:

•	The cyclical nature of the global chemicals industry;
•	Increases in the price of raw materials or energy and our ability to recover cost increases through increased selling prices for our products;
•	Disruptions in the availability of raw materials or energy;
•	Declines in general economic conditions;
•	The effects of competition;
•	The ability to comply with product registration requirements under European Union REACh legislation;
•	The effect of adverse weather conditions;
•	The ability to grow profitability in our Chemtura AgroSolutions segment;
•	Demand for Chemtura AgroSolutions segment products being affected by governmental policies;
•	Current and future litigation, governmental investigations, prosecutions and administrative claims;
•	Environmental, health and safety regulation matters;
•	Federal regulations aimed at increasing security at certain chemical production plants;
•	Significant international operations and interests;
•	Our ability to maintain adequate internal controls over financial reporting;
•	Exchange rate and other currency risks;
•	Our dependence upon a trained, dedicated sales force;
•	Operating risks at our production facilities;
•	Our ability to protect our patents or other intellectual property rights;
•	Whether our patents may provide full protection against competing manufacturers;
•	Our ability to remain technologically innovative and to offer improved products and services in a cost-effective manner;
•	The risks to our joint venture investments resulting from lack of sole decision making authority;
•	Our unfunded and underfunded defined benefit pension plans and post-retirement welfare benefit plans;
•	Whether we are required to make cash contributions to the pension plan of one of our U.K. subsidiaries in excess of what has been proposed;
•	Risks associated with possible climate change legislation, regulation and international accords;
•	The ability to support the carrying value of the goodwill and long-lived assets related to our businesses; and
•	Other risks and uncertainties detailed in Item 1A. Risk Factors in our filings with the Securities and Exchange Commission.

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

This Item should be read in conjunction with Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and Note 16, “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K, as amended.  Also refer to Note 13, “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements (unaudited) included in this Form 10-Q.

The fair market value of long-term debt is subject to interest rate risk.  Our total debt amounted to $825 million at March 31, 2011.  The fair market value of such debt as of March 31, 2011 was $859 million, which has been determined primarily based on quoted market prices.

There have been no other significant changes in market risk during the quarter ended March 31, 2011.

ITEM 4.	Controls and Procedures

(a)   Disclosure Controls and Procedures

As of March 31, 2011, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

(b)   Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

See Note 17 – Legal Proceedings and Contingencies in the Notes to our Consolidated Financial Statements for a description of our legal proceedings.

ITEM 1A.	Risk Factors

Our risk factors are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  Investors are encouraged to review those risk factors in detail before making any investment in our securities.  Except as described below, there have been no significant changes in our risk factors during the quarter ended March 31, 2011.

Demand for Chemtura AgroSolutions products is affected by governmental policies, and certain products are subject to regulatory approval.

Demand for our Chemtura AgroSolutions segment products is also influenced by the agricultural policies of governments and regulatory authorities, particularly in developing countries in Asia and Latin America, where we conduct business.  Moreover, changes in governmental policies or product registration requirements could have an adverse impact on our ability to market and sell our products.

In all regions of the world there are directives, laws and/or regulations that require the testing and registration of all agrochemical products before they can be sold for application to crops.  Each country appoints agencies responsible for the administration of these approval processes.  Under these laws or when such laws and regulations are periodically changed the products that have been previously registered may be required to undergo a process of re-registration.  The re-registration process frequently demands tests to be repeated to more modern and exacting standards or may even require completely new types of tests to be completed.  These tests and processes for both new and existing agrochemical products can take significant time to complete and resources to perform, and may ultimately be unsuccessful in their objective of securing a registration of new products or re-registration of existing products.  There is no assurance when an existing product requires re-registration that it will be approved for continuing use or all of its previously approved uses can be sustained.  Globally, many of our products are currently subject to such re-registration processes which may result in products having their approval for sale withdrawn in some countries.

We may be required to increase the amount and timing of funding for the pension plan of our U.K. subsidiary beyond what is currently anticipated, which would have an adverse effect on our cash flows from operations.

Certain of our subsidiaries and affiliates sponsor pension plans in their respective countries that may be underfunded.  Chemtura Manufacturing U.K. Limited (“CMUK”), is the principal employer of the Great Lakes U.K. Limited Pension Plan (the “UK Pension Plan”), an occupational pension scheme that was established in the U.K. in order to provide pensions and other benefits for its employees.  Under the UK Pension Plan, certain employees and former employees are entitled to defined pension benefits, based on pensionable salary.  The UK Pension Plan has approximately 580 pensioners and 690 members entitled to deferred benefits under the defined benefit section.  The estimated funding deficit as of December 31, 2008, as measured in accordance with section 75 of the Pension Act of 1995 (U.K.), was approximately £95 million.

We disclosed previously that the Trustees of the UK Pension Plan (the “UK Pension Trustees”) filed 27 contingent, unliquidated Proofs of Claim against each of the Debtors, other than Chemtura Canada in the Chapter 11 cases which, by agreement with the UK Pension Trustees, were disallowed on the condition that no party may later assert that the Chapter 11 cases operate as a bar to the UK Pension Trustees asserting claims against any of the Debtors in an appropriate non-bankruptcy forum. We also disclosed the risk that the applicable regulatory authority, in this case the UK Pensions Regulator (the “Regulator”), may assert claims against CMUK and against other Chemtura affiliates who are not sponsors of the U.K. Pension Plan. In fact, on December 22, 2010, the Regulator issued a “warning notice” to CMUK and five other Chemtura affiliates, including Chemtura Corporation, stating their intent to request authority to issue a “financial support direction” against each of them for the support of the benefit obligations under the UK Pension Plan. At the same time, CMUK has engaged in negotiations with the UK Pension Trustees over the terms of a “recovery plan” to reduce the underfunded deficit in the UK Pension Plan.  The terms of definitive agreements have now been finalized subject to approval by the parties and certain conditions of effectiveness.  The agreements provide, among other things, for CMUK to make cash contributions of £60 million (approximately $95 million) in just over a three year period starting with an initial contribution of £30 million (approximately $48 million) anticipated in the second quarter of 2011.  The agreements also provide for the granting of both a security interest and a guarantee to support certain of the liabilities under this pension plan.  There is also an evaluation being undertaken as to whether an additional funding liability exists in connection with the equalization of certain benefits under the pension plan that occurred in the early 1990s.  If such an additional liability exists, additional cash contributions may be required starting in 2013.  We do not yet know if the Regulator will withdraw the proceedings related to the “warning notice”, and therefore if we may ultimately be required to make greater cash contributions or contributions on a faster timeline.  If we are required to make greater cash contributions or contributions on a faster timeline, such actions could have an adverse effect on our cash flows from operations.

Our Great Lakes Solutions business could be adversely impacted by recent regulations related to deep-water exploratory drilling.

On April 20, 2010, a fire and explosion onboard the semisubmersible drilling rig Deepwater Horizon in the Gulf of Mexico led to the largest offshore oil spill in U.S. history. In response to this incident, the Bureau of Ocean Energy Management, Regulation and Enforcement (the "BOE") of the U.S. Department of the Interior (the “DOI”) ceased issuing drilling permits pursuant to a series of moratoria, and all deepwater drilling activities in progress were suspended. On October 12, 2010, the U.S. government lifted the drilling moratorium, subject to compliance with enhanced safety requirements, including those set forth in Notices to Lessees 2010-N05 and 2010-N06, both of which were implemented during the drilling ban. Additionally, all drilling in the Gulf of Mexico will be required to comply with the Interim Final Rule to Enhance Safety Measures for Energy Development on the Outer Continental Shelf (Drilling Safety Rule) and the Workplace Safety Rule on Safety and Environmental Management Systems, both of which were issued on September 30, 2010. The DOI did not issue a new permit related to the drilling of new exploratory wells in the deepwater Gulf of Mexico until February 28, 2011.  In January 2011 the President's National Commission on the BP Deepwater Horizon Oil Spill and Offshore Drilling released its report, recommending that the federal government require additional regulation and an increase in liability caps. Additional legislation or regulation is being discussed which could require companies operating in the Gulf of Mexico to establish and maintain a higher level of financial responsibility under its Certificate of Financial Responsibility, a certificate required by the Oil Pollution Act of 1990 which evidences a company's financial ability to pay for cleanup and damages caused by oil spills. There have also been discussions regarding the establishment of a new industry mutual insurance fund in which companies would be required to participate and which would be available to pay for consequential damages arising from an oil spill. The BOEMRE is expected to continue to issue new safety and environmental guidelines or regulations for drilling in the Gulf of Mexico.

Our Great Lakes Solutions business produces products which are used by drilling rigs in the Gulf of Mexico.  Sales of these products have been impacted by economic conditions and the moratorium in the last two to three years and have only recently started to recover.  Amendments to existing laws and regulations or the adoption of new laws and regulations curtailing or further regulating exploratory or development drilling and production of oil and gas in the Gulf of Mexico could arrest this recovery and have an adverse effect on our business and on our operating results or financial condition.

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

CHEMTURA CORPORATION
(Registrant)

Date: May 5, 2011	/s/ Kevin V. Mahoney
Name: Kevin V. Mahoney Title: Senior Vice President and Corporate Controller (Principal Accounting Officer)

Date: May 5, 2011	/s/ Billie S. Flaherty
Name: Billie S. Flaherty Title: Senior Vice President, General Counsel and Secretary