Form 10-Q/A
period 2011-03-31
Chemtura CORP
filed 2011-05-17
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

CHEMTURA CORPORATION AND SUBSIDIARIES
FORM 10-Q/A
FOR THE QUARTER ENDED MARCH 31, 2011

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) is being filed to amend our Quarterly Report on Form 10-Q for the period ended March 31, 2011, which was filed with the Securities and Exchange Commission on May 5, 2011 (the “Original Form 10-Q”).

This Form 10-Q/A  is being filed for the sole purpose of correcting Exhibit 32.1 “Certification of Periodic Report by Chemtura Corporation’s Chief Executive Officer (Section 906)” and Exhibit 32.2 “Certification of Periodic Report by Chemtura Corporation’s Chief Financial Officer (Section  906)” to our Original Form 10-Q, which referred to an incorrect reporting period.  No other items included in the Original Form 10-Q have been amended and this Form 10-Q/A does not provide an update for any events that have occurred subsequent to the filing of our Original Form 10-Q.

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

On March 22, 2011, we entered into Amendment No. 1 to the ABL Facility which permits us to amend the Term Loan (and refinance those facilities in connection with such an amendment) to provide for principal amortization not exceeding 1% of the total principal amount of the Term Loan (such percentage calculated as of the date of any such amendment to the Term Loan).  Amendment No. 1 also clarifies that we may, in connection with an otherwise permitted amendment to the Term Loan that refinances those facilities, increase the Term Loan up to the maximum amount permitted under the debt incurrence covenant contained in the ABL Facility.

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

Internal Review of Customer Incentive, Commission and Promotional Payment Practices

Our previously disclosed review of various customer incentive, commission and promotional payment practices of the Chemtura AgroSolutions segment in the Europe, Middle East and Africa region (the “EMEA Region”) has been completed.  The review was conducted under the oversight of the Audit Committee of the Board of Directors and with the assistance of outside counsel and forensic accounting consultants.  As disclosed previously, the review found evidence of various suspicious payments made to persons in certain Central Asian countries and of activity intended to conceal the nature of those payments.  The amounts of these payments were reflected in our books and records but were not recorded appropriately.  In addition, the review found evidence of payments that were not recorded in a transparent manner, including payments that were redirected to persons other than the customer, distributor or agent in the particular transaction.  None of these payments were subject to adequate internal control.  We have strengthened our worldwide internal controls relating to customer incentives and sales agent commissions and enhanced our global policy prohibiting improper payments, which contemplates, among other things, that we monitor our international operations.  Such monitoring may require that we investigate allegations of possible improprieties relating to transactions and the way in which such transactions are recorded.  We have severed our relationship with all of the sales agents and the employees responsible for the suspicious payments are no longer employed by us.  We cannot reasonably estimate the nature or amount of monetary or other sanctions, if any, that might be imposed as a result of the review.  We have concluded that there is no matter connected with the review that would lead to a material change to the financial statements presented in our Original Form 10-Q.

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements included in item 1 of our Original Form 10-Q.

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

On March 22, 2011 we entered into Amendment No. 1 to the ABL Facility which permits us to amend the Term Loan (and refinance those facilities in connection with such an amendment) to provide for principal amortization not exceeding 1% of the total principal amount of the Term Loan (such percentage calculated as of the date of any such amendment to the Term Loan).  Amendment No. 1 also clarifies that we may, in connection with an otherwise permitted amendment to the Term Loan that refinances those facilities, increase the Term Loan up to the maximum amount permitted under the debt incurrence covenant contained in the ABL Facility.

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

These statements are based on our estimates and assumptions and on currently available information.  The forward-looking statements include information concerning our possible or assumed future results of operations, and our actual results may differ significantly from the results discussed.  Forward-looking information is intended to reflect opinions as of the date our Original Form 10-Q was filed.  We undertake no duty to update any forward-looking statements to conform the statements to actual results or changes in our operations.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

This Item should be read in conjunction with Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and Note 16, “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K, as amended.  Also refer to Note 13, “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements (unaudited) included in our Original Form 10-Q.

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

*      Copies of these Exhibits are filed with this Quarterly Report on Form 10-Q/A.

CHEMTURA CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMTURA CORPORATION
(Registrant)

Date: May 17, 2011	/s/ Kevin V. Mahoney
Name: Kevin V. Mahoney Title: Senior Vice President and Corporate Controller (Principal Accounting Officer)

Date: May 17, 2011	/s/ Billie S. Flaherty
Name: Billie S. Flaherty Title: Senior Vice President, General Counsel and Secretary