Form 10-Q
period 2011-06-30
Chemtura CORP
filed 2011-08-03
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes		☒No

The number of shares of common stock outstanding as of the latest practicable date is as follows:
Class		Number of shares outstanding at June 30, 2011
Common Stock - $.01 par value		96,425,548

CHEMTURA CORPORATION AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2011

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
Quarters and six months ended June 30, 2011 and 2010
(In millions, except per share data)

	Quarters ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net sales	$876	$767	$1,575	$1,370

Cost of goods sold	652	568	1,190	1,037
Selling, general and administrative	92	71	171	147
Depreciation and amortization	34	45	71	94
Research and development	11	11	22	20
Facility closures, severance and related costs	-	1	-	3
Impairment charges	1	-	3	-
Changes in estimates related to expected allowable claims	1	(49)	1	73
Equity income	(2)	(2)	(2)	(2)

Operating profit (loss)	87	122	119	(2)
Interest expense (a)	(16)	(117)	(32)	(129)
Loss on early extinguishment of debt	-	-	-	(13)
Other expense, net	(1)	(8)	-	(10)
Reorganization items, net	(6)	(26)	(13)	(47)

Earnings (loss) from continuing operations before income taxes	64	(29)	74	(201)
Income tax benefit (provision)	6	(11)	3	(16)

Earnings (loss) from continuing operations	70	(40)	77	(217)
Earnings (loss) from discontinued operations, net of tax	-	1	-	(1)
Loss on sale of discontinued operations, net of tax	-	(9)	-	(9)
Net earnings (loss)	70	(48)	77	(227)

Less: Net earnings attributed to non-controlling interests	(1)	(1)	(1)	(1)

Net earnings (loss) attributable to Chemtura	$69	$(49)	$76	$(228)

Basic and diluted per share information - attributable to Chemtura
Earnings (loss) from continuing operations	$0.69	$(0.16)	$0.76	$(0.90)
Earnings (loss) from discontinued operations, net of tax	-	-	-	-
Loss on sale of discontinued operations, net of tax	-	(0.04)	-	(0.04)
Net earnings (loss) attributable to Chemtura	$0.69	$(0.20)	$0.76	$(0.94)

Weighted average shares outstanding - Basic	100.3	242.9	100.2	242.9

Weighted average shares outstanding - Diluted	100.5	242.9	100.3	242.9

Amounts attribuable to Chemtura stockholders:
Earnings (loss) from continuing operations	$69	$(41)	$76	$(218)
Earnings (loss) from discontinued operations, net of tax	-	1	-	(1)
Loss on sale of discontinued operations, net of tax	-	(9)	-	(9)
Net earnings (loss) attributable to Chemtura	$69	$(49)	$76	$(228)

(a)
During the quarter and six months ended June 30, 2010, $108 million of contractual interest expense was recorded relating to interest obligations on unsecured claims for the period from March 18, 2009 through June 30, 2010 that were considered probable to be paid based on the plan of reorganization filed and later confirmed on November 10, 2010.

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2011 (Unaudited) and December 31, 2010
(In millions, except per share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$143	$201
Restricted cash	5	32
Accounts receivable, net	615	489
Inventories, net	602	528
Other current assets	151	171
Total current assets	1,516	1,421

NON-CURRENT ASSETS
Property, plant and equipment	733	716
Goodwill	179	175
Intangible assets, net	419	429
Non-current restricted cash	3	6
Other assets	205	166

Total assets	$3,055	$2,913

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term borrowings	$7	$3
Accounts payable	208	191
Accrued expenses	220	281
Income taxes payable	21	14
Total current liabilities	456	489

NON-CURRENT LIABILITIES
Long-term debt	839	748
Pension and post-retirement health care liabilities	438	498
Other liabilities	206	207
Total liabilities	1,939	1,942

STOCKHOLDERS' EQUITY
Common stock - $0.01 par value
Authorized - 500.0 shares
Issued and outstanding - 96.4 shares at June 30, 2011 and 95.6 shares at December 31, 2010	1	1
Additional paid-in capital	4,328	4,305
Accumulated deficit	(2,993)	(3,068)
Accumulated other comprehensive loss	(229)	(276)
Total Chemtura Corporation stockholders' equity	1,107	962

Non-controlling interest	9	9
Total stockholders' equity	1,116	971

Total liabilities and stockholders' equity	$3,055	$2,913

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months ended June 30, 2011 and 2010
(In millions)

	Six months ended June 30,
Increase (decrease) in cash	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$77	$(227)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Loss on sale of discontinued operations	-	9
Impairment charges	3	-
Loss on early extinguishment of debt	-	13
Depreciation and amortization	71	94
Stock-based compensation expense	16	-
Reorganization items, net	1	2
Changes in estimates related to expected allowable claims	1	73
Contractual post-petition interest expense	-	108
Equity income	(2)	(2)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(110)	(165)
Inventories	(57)	(23)
Restricted cash	30	-
Accounts payable	11	34
Pension and post-retirement health care liabilities	(66)	(6)
Liabilities subject to compromise	-	(2)
Other	(45)	13
Net cash used in operating activities	(70)	(79)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	-	21
Payments for acquisitions	(33)	-
Capital expenditures	(55)	(38)
Net cash used in investing activities	(88)	(17)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from ABL Facility, net	91	-
Proceeds from Amended DIP Credit Facility	-	299
Payments on DIP Credit Facility	-	(250)
Proceeds from 2007 Credit Facility, net	-	17
Proceeds from short term borrowings, net	4	-
Payments for debt issuance and refinancing costs	-	(16)
Proceeds from exercise of stock options	1	-
Net cash provided by financing activities	96	50

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	4	(6)
Change in cash and cash equivalents	(58)	(52)
Cash and cash equivalents at beginning of period	201	236
Cash and cash equivalents at end of period	$143	$184

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Chemtura Corporation is dedicated to delivering innovative, application-focused specialty chemical and consumer product offerings.  Our corporate headquarters is located at 1818 Market Street, Suite 3700, Philadelphia, PA 19103.  Our principal executive offices are located at 1818 Market Street, Suite 3700, Philadelphia, PA 19103 and at 199 Benson Road, Middlebury, CT 06749.  We operate in a wide variety of end-use industries including agriculture, automotive, construction, electronics, lubricants, packaging, plastics for durable and non-durable goods, pool and spa chemicals, and transportation.

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

The information in the foregoing Consolidated Financial Statements for the quarters and six months ended June 30, 2011 and 2010 is unaudited but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature, except as otherwise disclosed in the accompanying notes to our Consolidated Financial Statements.

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

The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the period ended December 31, 2010.  The consolidated results of operations for the quarter and six months ended June 30, 2011 are not necessarily indicative of the results expected for the full year.

Accounting Policies and Other Items

Cash and cash equivalents include bank term deposits with original maturities of three months or less.  Included in cash and cash equivalents in our Consolidated Balance Sheets at both June 30, 2011 and December 31, 2010 is $1 million of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.

Included in our restricted cash balance at June 30, 2011 and December 31, 2010 is $8 million and $38 million, respectively, of cash on deposit for the settlement of disputed bankruptcy claims that existed on our Effective Date.  At June 30, 2011, $5 million and $3 million of restricted cash is included within current assets and non-current assets, respectively, in our Consolidated Balance Sheet.  At December 31, 2010, $32 million and $6 million of restricted cash is included within current assets and non-current assets, respectively, in our Consolidated Balance Sheet.

Included in accounts receivable are allowances for doubtful accounts of $26 million and $24 million as of June 30, 2011 and December 31, 2010, respectively.

During the six months ended June 30, 2011 and 2010, we made interest payments of approximately $28 million and $14 million, respectively.  During the six months ended June 30, 2011 and 2010, we made payments for income taxes (net of refunds) of $6 million and $2 million, respectively.

Accounting Developments

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  ASU 2011-04 amends U.S. GAAP to conform it with fair value measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”).  The amendments in ASU 2011-04 changed the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The provisions of ASU 2011-04 are effective for the first reporting period (including interim periods) beginning after December 15, 2011.  We are currently evaluating the impact this accounting standard update will have on our results of operations, financial condition or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented.  The provisions of ASU 2011-04 are effective for the first reporting period (including interim periods) beginning after December 15, 2011.  The adoption of this standard will have no material impact as it only impacts the presentation of our financial statements.

2) EMERGENCE FROM CHAPTER 11

The onset of the global recession in the fourth quarter of 2008 caused a rapid deterioration in our operating performance, reductions in availability under our credit facilities and reduced our liquidity.  The crisis in the credit markets that had deepened in the late summer of 2008 compounded the liquidity challenges we faced.  Under normal market conditions, we believed we would have been able to secure additional liquidity and refinance our $370 million notes that were due to mature on July 15, 2009 (the “2009 Notes”) in the debt capital markets.  In the first quarter of 2009, having carefully explored and exhausted all possibilities to gain near-term access to liquidity, we determined that debtor-in-possession (“DIP”) financing presented the best available alternative for us to meet our immediate and ongoing liquidity needs and preserve the value of our business.  As a result, having obtained the commitment of $400 million senior secured super priority DIP credit facility agreement (the “DIP Credit Facility”), Chemtura and 26 of our U.S. affiliates (collectively the “U.S. Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) on the Petition Date in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).

On August 8, 2010, our Canadian subsidiary, Chemtura Canada Co/Cie (“Chemtura Canada”), filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.  On August 11, 2010, Chemtura Canada commenced ancillary recognition proceedings under Part IV of the Companies’ Creditors Arrangement Act (the “CCAA”) in the Ontario Superior Court of Justice (the “Canadian Court” and such proceedings, the “Canadian Case”).  The U.S. Debtors along with Chemtura Canada (collectively the “Debtors”) requested the Bankruptcy Court to enter an order jointly administering Chemtura Canada’s Chapter 11 case with the previously filed Chapter 11 cases and appoint Chemtura Canada as the “foreign representative” for the purposes of the Canadian Case.  Such orders were granted on August 9, 2010.  On August 11, 2010, the Canadian Court entered an order recognizing the Chapter 11 cases as a “foreign proceedings” under the CCAA.

On June 10, 2011, we filed a closing report in Chemtura Canada’s Chapter 11 case and a motion seeking a final decree closing that Chapter 11 case.  On June 23, 2011, the Bankruptcy Court granted our motion and entered a final decree closing the Chapter 11 case of Chemtura Canada.

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

The Plan provided for payment in full (including interest in certain circumstances) on all allowed claims.  Holders of Interests received a pro-rata share of New Common Stock in accordance with the Plan together with the potential right to receive supplemental distributions in certain circumstances.

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

Pursuant to the Plan, and by orders of the Bankruptcy Court dated September 24, 2010, October 19, 2010 and October 29, 2010, the Debtors established the Diacetyl Reserve, the Environmental Reserve and the Disputed Claims Reserve on account of disputed claims as of the Effective Date of the Plan.  All claims as to which an objection was filed and ultimately allowed by the Bankruptcy Court regarding Diacetyl and environmental matters have been satisfied through the Diacetyl and Environmental reserves.  To the extent remaining claims are allowed by the Bankruptcy Court, these claims will be paid from the Disputed Claims Reserve.  These reserves have been funded through cash (which is reflected as restricted cash on our Consolidated Balance Sheet) and shares of common stock reserved for future issuance.  Accruals for expected allowed claims relating to these disputed claims are recorded when the settlement amount is probable and reasonably estimable which may differ from the total of the approved reserve amount.

Pursuant to the Plan and the October 29, 2010 order approving the Disputed Claims Reserve, Holders of Interests in Chemtura may also be entitled to supplemental distributions (in the form of cash and/or stock) if amounts reserved on account of disputed claims exceed the value of claims that are ultimately allowed.  These Holders of Interests will be entitled to a portion of any excess value held in specified segregated reserves within the Disputed Claims Reserve following the resolution of the claims for which the segregated reserves are held.  These Holders of Interests will also be entitled to all excess value held in the Disputed Claims Reserve after all disputed claims are either disallowed or allowed and satisfied from the Disputed Claims Reserve.  Holders of Interests may also be entitled to interim distributions from the Disputed Claims Reserve if the Bankruptcy Court determines that the amount held in the reserve may be reduced before all disputed claims have been allowed or disallowed.  We made our first supplemental distribution in March 2011, representing a portion of excess value held in specific segregated reserves within the Disputed Claims Reserve.  On June 23, 2011, we filed a motion with the Bankruptcy Court seeking authority to make a second supplemental distribution to Holders of Interests consisting of excess distributable value in the segregated reserve established for the claims of Oildale Energy LLC following the consensual reduction of such reserve in accordance with the Bankruptcy Court’s estimation of Oildale Energy’s claim.  On July 14, 2011, the Bankruptcy Court approved the second supplemental distribution from the Disputed Claims Reserve.

A summary of the above mentioned approved distributable claims reserves is as follows:

(In millions)	Diacetyl Reserve	Environmental Reserve	Disputed Claims Reserve (a)	Segregated Reserves (b)	Total Reserves
Distributable amount approved at Effective Date	$7	$38	$42	$30	$117
Settlements	(7)	(9)	(2)	(4)	(22)
Distributable balance at December 31, 2010	-	29	40	26	95
Settlements	-	(27)	(6)	(1)	(34)
Supplemental distribution	-	-	3	(7)	(4)
Reclass to disputed claims reserve	-	(2)	7	(5)	-
Distributable balance at June 30, 2011	$-	$-	$44	$13	$57

(a)	Includes $5 million distributable to Holders of Interests approved by the Bankruptcy Court in July 2011.
(b)
Includes $5 million distributable to Holders of Interests pursuant to the October 29, 2010 order as a result of a consensual reduction of a segregated reserve as approved by the Bankruptcy Court in May 2011.

The Reorganization Items, net recorded in our Consolidated Statements of Operations related to our Chapter 11 cases comprise the following:

	Quarters ended June 30,		Six months ended June 30,
(In millions)	2011	2010	2011	2010
Professional fees	$6	$24	$12	$42
Rejections or terminations of lease agreements (a)	-	-	-	2
Severance - closure of manufacturing plants and warehouses (a)	-	-	-	1
Claim settlements, net (b)	-	2	1	2

Total reorganization items, net	$6	$26	$13	$47

(a)	Represents charges for cost savings initiatives for which Bankruptcy Court approval has been obtained or requested. For additional information see Note 16 – Restructuring Activities.
(b)
Represents the difference between the settlement amount of certain pre-petition obligations (obligations settled in New Common Stock are based on the fair value of our stock at the issuance date) and the corresponding carrying value of the recorded liabilities.

3) ACQUISITIONS AND DIVESTITURES

Acquisitions

On January 26, 2011, we announced the formation of ISEM S.r.l. (“ISEM”), a strategic research and development alliance with Isagro S.p.A., which will provide us access to two commercialized products and accelerate the development and commercialization of new active ingredients and molecules related to our Chemtura AgroSolutions segment.  ISEM is a 50/50 joint venture between us and Isagro S.p.A. and is being accounted for as an equity method investment.  Our investment in the joint venture was €20 million ($28 million), which was made in January 2011.  In addition, we and Isagro S.p.A. have agreed to jointly fund discovery and development efforts for ISEM, which is expected to amount to approximately $2 million per year from each partner for five years.  We will fund our contributions in part by a reduction in our planned direct research and development spending.

On February 1, 2011, we announced the formation of DayStar Materials, LLC, a joint venture with UP Chemical Co. Ltd. that will manufacture and sell high purity metal organic precursors for the rapidly growing LED market in our Industrial Engineered Products segment.  The joint venture will begin supplying high purity metal organic precursors in the third quarter of 2011.  DayStar Materials, LLC is a 50/50 joint venture and is being accounted for as an equity method investment.  We made cash contributions of $2 million in February 2011 and $3 million in May 2011, and we expect to make an additional cash contribution of approximately $2 million during the third quarter of 2011 in accordance with the agreement.

Divestitures

PVC Additives Divestiture

On April 30, 2010, we completed the sale of our polyvinyl chloride (“PVC”) additives business to Galata Chemicals LLC for net proceeds of $38 million.  The net assets sold consisted of accounts receivable of $47 million, inventory of $42 million, other current assets of $6 million and other assets of $1 million, less pension and other post-retirement health care liabilities of $25 million, accounts payable of $3 million and other accrued liabilities of $1 million.  A pre-tax loss of approximately $13 million ($12 million after-tax) was recorded on the sale in 2010 after the elimination of $16 million of accumulated other comprehensive income (“AOCI”) resulting from the liquidation of a foreign subsidiary as part of the transaction.  All applicable disclosures included in the accompanying footnotes have been updated to reflect the PVC additives business as a discontinued operation.

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

4) INVENTORIES

Components of inventories are as follows:

	June 30,	December 31,
(In millions)	2011	2010
Finished goods	$366	$325
Work in process	39	41
Raw materials and supplies	197	162
	$602	$528

Included in the above net inventory balances are inventory obsolescence reserves of approximately $21 million and $23 million at June 30, 2011 and December 31, 2010, respectively.

5) PROPERTY, PLANT AND EQUIPMENT

	June 30,	December 31,
(In millions)	2011	2010
Land and improvements	$82	$79
Buildings and improvements	251	231
Machinery and equipment	1,248	1,174
Information systems equipment	182	173
Furniture, fixtures and other	33	32
Construction in progress	93	97
	1,889	1,786
Less accumulated depreciation	(1,156)	(1,070)
	$733	$716

Depreciation expense was $25 million and $36 million for the quarters ended June 30, 2011 and 2010, respectively and $51 million and $76 million for the six months ended June 30, 2011 and 2010, respectively.  Depreciation expense includes accelerated depreciation of certain fixed assets associated with our restructuring programs of $10 million for the quarter ended June 30, 2010 and $1 million and $21 million for the six months ended June 30, 2011 and 2010, respectively.

The June 30, 2011 net property, plant and equipment balance above reflects a $1 million asset impairment charge recorded for the quarter ended June 30, 2011 related to the El Dorado, Arkansas facility restructuring activities.

6) GOODWILL AND INTANGIBLE ASSETS

Our goodwill balance of $179 million at June 30, 2011 increased $4 million from December 31, 2010 as a result of foreign currency translation.  The goodwill is allocated entirely to the Industrial Performance Products segment.  The goodwill balance at June 30, 2011 reflected accumulated impairments of $90 million.

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

Our intangible assets (excluding goodwill) are comprised of the following:

	June 30, 2011			December 31, 2010
(In millions)	Gross Cost	Accumulated Amortization	Net Intangibles	Gross Cost	Accumulated Amortization	Net Intangibles
Patents	$130	$(68)	$62	$127	$(62)	$65
Trademarks	271	(68)	203	264	(62)	202
Customer relationships	150	(48)	102	147	(43)	104
Production rights	46	(26)	20	46	(24)	22
Other	73	(41)	32	73	(37)	36
Total	$670	$(251)	$419	$657	$(228)	$429

The increase in gross intangible assets since December 31, 2010 is primarily due to foreign currency translation, partially offset by a $2 million impairment charge related to patents with no future use.

Amortization expense related to intangible assets amounted to $9 million for the quarters ended June 30, 2011 and 2010 and $20 million and $18 million for the six months ended June 30, 2011 and 2010, respectively.

7) DEBT

Our debt is comprised of the following:

	June 30,	December 31,
(In millions)	2011	2010

7.875% Senior Notes due 2018	$452	$452
Term Loan due 2016	292	292
ABL Facility	91	-
Other borrowings	11	7
Total Debt	846	751

Less: Short-term borrowings	(7)	(3)

Long-term debt	$839	$748

Financing Facilities

In order to emerge from Chapter 11 and provide for future capital needs, we obtained approximately $1 billion in financing in 2010.  On August 27, 2010, we completed a private placement offering under Rule 144A of $455 million aggregate principal amount of 7.875% senior notes due 2018 (the “Senior Notes”) at an issue price of 99.269% in reliance on an exemption pursuant to Section 4(2) of the Securities Act of 1933.  We also entered into a senior secured term facility credit agreement due 2016 (the “Term Loan”) with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1%.  The Term Loan permits us to increase the size of the facility by up to $125 million.  On the Effective Date, we entered into a five year senior secured revolving credit facility (the “ABL Facility”) with Bank of America, N.A., as administrative agent, and the other lenders party thereto for an amount up to $275 million, subject to availability under a borrowing base (with a $125 million letter of credit sub-facility) due 2015.  The ABL Facility permits us to increase the size of the facility by up to $125 million subject to obtaining lender commitments to provide such increase.

Senior Notes

Our Senior Notes contain covenants that limit our ability to enter into certain transactions, such as incurring additional indebtedness, creating liens, paying dividends, and entering into certain dispositions and joint ventures.  As of June 30, 2011, we were in compliance with the covenant requirements of the Senior Notes.

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

In connection with the Senior Notes, in June 2011, we consummated an exchange offer registered with the Securities and Exchange Commission to exchange registered Senior Notes for unregistered Senior Notes originally issued in the private placement offering.  The terms of the registered Senior Notes are substantially identical to the unregistered Senior Notes, except that transfer restrictions, registration rights and additional interest provisions relating to the unregistered Senior Notes do not apply to the registered Senior Notes.

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

Additionally, the Term Loan requires that we meet certain financial maintenance covenants including a maximum Secured Leverage Ratio (as defined in the agreement) of 2.5:1.0 and a minimum Consolidated Interest Coverage Ratio (as defined in the agreement) of 3.0:1.0.  As of June 30, 2011, we were in compliance with the covenant requirements of the Term Loan.

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

If, at the end of any business day, the amount of unrestricted cash and cash equivalents held by the borrowers and guarantors (excluding amounts in certain exempt accounts) exceeds $20 million in the aggregate, mandatory prepayments of the loans under the ABL Facility (and cash collateralization of outstanding letters of credit) are required on the following business day in an amount necessary to eliminate such excess (net of our known cash uses on the date of such prepayment and for the two business days thereafter).

The ABL Facility agreement contains certain affirmative and negative covenants (applicable to us, the other borrowing subsidiaries, the guarantors and their respective subsidiaries), including, without limitation, covenants requiring financial reporting and notices of certain events, and covenants imposing limitations on incurrence of indebtedness and guarantees; liens; loans and investments; asset dispositions; dividends, redemptions, and repurchases of stock and prepayments, redemptions and repurchases of certain indebtedness; mergers, consolidations, acquisitions, joint ventures or creation of subsidiaries; material changes in business; transactions with affiliates; restrictions on distributions from subsidiaries and granting of negative pledges; changes in accounting and reporting; sale leasebacks; and speculative transactions, and a springing financial covenant requiring a minimum trailing 12-month fixed charge coverage ratio  (as defined in the agreement) of 1.1 to 1.0 at all times during any period from the date when the amount available for borrowings under the ABL Facility falls below the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments to the date such available amount has been equal to or greater than the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments for 45 consecutive days.  As of June 30, 2011, we were in compliance with the covenant requirements of the ABL Facility.

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

At June 30, 2011, we had $91 million of borrowings under the ABL Facility and $14 million of outstanding letters of credit (primarily related to liabilities for insurance obligations and vendor deposits), which utilizes available capacity under the facility.  At December 31, 2010, we had no borrowings under the ABL and $12 million of outstanding letters of credit.  At June 30, 2011 and December 31, 2010, we had approximately $170 million and $185 million, respectively, of undrawn availability under the ABL Facility.

8) INCOME TAXES

We reported an income tax benefit from continuing operations of $6 million and an income tax provision from continuing operations of $11 million for the quarters ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011 and 2010 we reported an income tax benefit from continuing operations of $3 million and an income tax provision from continuing operations of $16 million, respectively.  The tax benefit reported for the quarter and six months ended June 30, 2011 included a decrease in deferred foreign income taxes of approximately $17 million that had been recorded in an international jurisdiction in prior years.  The tax benefit was recorded after receiving approval from the international jurisdiction to change our filing position.  We have offset our current year-to-date U.S income with net operating loss carryforwards and reduced the associated valuation allowance.  In the quarter and six months ended June 30, 2010, we established a valuation allowance against the tax benefits associated with our 2010 U.S. net operating loss.  We will continue to adjust our tax provision through the establishment or reduction of non-cash valuation allowances until we determine that it is more-likely than not that the net deferred tax assets associated with our U.S. operations will be utilized.

We have net liabilities related to unrecognized tax benefits of $47 million and $41 million at June 30, 2011 and December 31, 2010, respectively.

We recognize interest and penalties related to unrecognized tax benefits as income tax expense.  Accrued interest and penalties are included within the related liability captions in our Consolidated Balance Sheet.

We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $14 million within the next year.  This reduction may occur due to the expiration of the statute of limitations or conclusion of examinations by tax authorities.  We further expect that the amount of unrecognized tax benefits will continue to change as a result of ongoing operations and the outcomes of audits.  This change is not expected to have a significant impact on our financial condition.

9) COMPREHENSIVE INCOME (LOSS)

An analysis of the Company’s comprehensive income (loss) follows:

	Quarters ended June 30,		Six months ended June 30,
(In millions)	2011	2010	2011	2010
Net earnings (loss)	$70	$(48)	$77	$(227)
Other comprehensive income (loss), (net of tax):
Foreign currency translation adjustments	13	(59)	44	(83)
Unrecognized pension and other post-retirement benefit costs	1	4	3	30

Comprehensive income (loss)	84	(103)	124	(280)
Comprehensive income attributable to the non-controlling interest	(1)	-	(1)	(1)
Comprehensive income (loss) attributable to Chemtura	$83	$(103)	$123	$(281)

The components of accumulated other comprehensive loss (“AOCL”), net of tax at June 30, 2011 and December 31, 2010, are as follows:

	June 30,	December 31,
(In millions)	2011	2010
Foreign currency translation adjustments	$132	$88
Unrecognized pension and other post-retirement benefit costs	(361)	(364)

Accumulated other comprehensive loss	$(229)	$(276)

10) EARNINGS (LOSS) PER COMMON SHARE

The computation of basic earnings (loss) per common share is based on the weighted average number of common shares outstanding.  The computation of diluted earnings (loss) per common share is based on the weighted average number of common and common share equivalents outstanding.

The following is a reconciliation of the shares used in the computation of earnings (loss) per share:

	Quarters ended June 30,		Six months ended June 30,
(In millions)	2011	2010	2011	2010
Weighted average shares outstanding - Basic	100.3	242.9	100.2	242.9
Dilutive effect of common share equivalents	0.2	-	0.1	-

Weighted average shares outstanding - Diluted	100.5	242.9	100.3	242.9

Upon the Effective Date of our Plan all previously outstanding shares of common stock were cancelled and approximately 96 million shares of New Common Stock were issued.  The weighted average shares for the quarter and six months ended of 2010 was based upon 243 million of old shares.  As a result, the average shares outstanding of our New Common Stock for the quarter and six months ended June 2011 are not comparable to the prior year.  The weighted average common shares outstanding for the quarter and six months ended June 30, 2011 include shares of common stock reserved for future issuances under the Plan as disputed claims are settled.  As of June 30, 2011, 3.8 million shares are available for future distribution under the Plan.

1.0 million bonus units with a performance criteria and 0.3 million restricted stock units (“RSUs”) with a performance criteria at June 30, 2011 and 2010, respectively, were also excluded from the calculation of diluted earnings (loss) per share because the specified performance criteria for the vesting of these units had not yet been met.  The bonus units could be dilutive in the future if the specified performance criteria are met.

11) STOCK-BASED COMPENSATION

In 2010, we implemented the Chemtura Corporation 2010 Long-Term Incentive Plan (the “2010 LTIP”), which was approved by the Bankruptcy Court and became effective upon our emergence from Chapter 11.  All stock-based compensation plans existing prior to the Effective Date were terminated and any unvested or unexercised shares associated with these plans were cancelled. The 2010 LTIP provides for grants of nonqualified stock options (“NQOs”), incentive stock options (“ISOs”), stock appreciation rights, dividend equivalent rights, stock units, bonus stock, performance awards, share awards, restricted stock, time-based RSUs and performance-based RSUs.  The 2010 LTIP provides for the issuance of a maximum of 11 million shares.  NQOs and ISOs may be granted under the 2010 LTIP at prices equal to the fair market value of the underlying common shares on the date of the grant.  All outstanding stock options will expire not more than ten years from the date of the grant.  As of June 30, 2011, grants authorized under the 2010 LTIP are being administered through the various award plans that are described below as the 2009 Emergence Incentive Plan (the “2009 EIP”), the 2010 Emergence Incentive Plan (the “2010 EIP”), 2011 Long-Term Incentive Plan (the “2011 LTIP”) and 2010 Emergence Award Plan (the “2010 EAP”), as well as other grants made to the Board of Directors.

Stock-based compensation expense, including amounts for time-based RSU’s, NQOs and the 2010 EAP, was $8 million and $16 million for the quarter and six months ended June 30, 2011.  Stock-based compensation expense for the quarter and six months ended June 30, 2010 was less than $1 million.  Stock-based compensation expense was primarily reported in SG&A.

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

We use the Black-Scholes option-pricing model to determine the fair value of NQOs.  We have elected to recognize compensation cost for awards of NQOs equally over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  Using this method, the weighted average fair value of stock options granted during the six months ended June 30, 2011 was $8.40.

Total remaining unrecognized compensation cost associated with unvested NQOs at June 30, 2011 was $13 million, which will be recognized over the weighted average period of approximately 2 years.

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

In March 2011, we granted bonus units under the 2010 EAP, which was previously approved by the Bankruptcy Court and carries a performance condition requirement.  This performance award will be based on achievement against a performance goal for 2011 cumulative earnings before interest, taxes, depreciation and amortization expense (“EBITDA”).  Results of EBITDA will be adjusted to exclude certain categories of income and expense as defined in the 2010 EAP.  This award is for a maximum of 1 million shares.  Shares are awarded based upon the achievement against the performance goal and will vest and be distributed to the participants in March 2012.

Total remaining unrecognized compensation cost associated with unvested time-based RSU’s and the 2010 EAP bonus units at June 30, 2011 was $22 million, which will be recognized over the weighted average period of approximately 1 year.

12) PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of our defined benefit plans net periodic benefit (credit) cost for the quarters and six months ended June 30, 2011 and 2010 are as follows:
	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	U.S. Plans		Non-Qualified Plans		Health Care Plans
	Quarter ended June 30,		Quarter ended June 30,		Quarter ended June 30,
(In millions)	2011	2010	2011	2010	2011	2010

Service cost	$-	$-	$1	$1	$1	$-
Interest cost	11	12	6	5	1	2
Expected return on plan assets	(14)	(14)	(5)	(4)	-	-
Amortization of prior service cost	3	-	1	-	1	(1)
Amortization of actuarial losses	-	2	-	-	(2)	-

Net periodic benefit cost	$-	$-	$3	$2	$1	$1

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	U.S. Plans		Non-Qualified Plans		Health Care Plans
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
(In millions)	2011	2010	2011	2010	2011	2010

Service cost	$-	$-	$2	$2	$1	$-
Interest cost	23	24	11	11	2	4
Expected return on plan assets	(28)	(28)	(9)	(9)	-	-
Amortization of prior service cost	6	-	1	-	1	(2)
Amortization of actuarial losses	-	4	-	-	(3)	1
Net periodic benefit cost	$1	$-	$5	$4	$1	$3

We contributed $8 million to our U.S. qualified pension plans, $2 million to our U.S. non-qualified pension plans and $57 million to our international pension plans for the six months ended June 30, 2011.  Contributions to post-retirement health care plans for the six months ended June 30, 2011 were $5 million.

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

On April 5, 2010, the Bankruptcy Court entered an order denying certain Uniroyal non-union salaried retirees' (the “Uniroyal Salaried Retirees”) motion to reconsider the Bankruptcy Court's 2009 order authorizing the modification of certain benefits under the Company's post-retirement health care plans.  On April 8, 2010, the Uniroyal Salaried Retirees appealed the Bankruptcy Court's April 5, 2010 order.  On April 14, 2010, the Uniroyal Salaried Retirees sought a stay of the Bankruptcy Court's 2009 order as to the Company's modification of their retiree benefits pending their appeal.  On April 21, 2010, the Bankruptcy Court ordered us not to modify the retiree benefits for the Uniroyal Salaried Retirees, pending a hearing and a decision as to the stay.  After consulting with the official committees of unsecured creditors and equity security holders, we requested that the Bankruptcy Court have a hearing to decide, as a matter of law, whether we have the right to modify the post-retirement health care plan benefits of the Uniroyal Salaried Retirees as requested in 2009.  No decision has been made on this matter as of June 30, 2011 as the hearing has been postponed until September 21, 2011.

One of our U.K. subsidiaries has entered into definitive agreements with the Trustees of the Great Lakes U.K. Pension Plan (the “UK Pension Plan,” or collectively the “UK Pension Trustees”) on the terms of additional cash contributions to be made to its defined benefit pension plan to reduce its underfunding over time.  The agreements provide, among other things, for Chemtura Manufacturing U.K. Limited (“CMUK”) to make cash contributions of £60 million (approximately $95 million) in just over a three year period starting with the initial contribution of £30 million ($49 million) that we made in the second quarter of 2011.  The agreements also provide for the granting of both a security interest and a guarantee to support certain of the liabilities under this pension plan.  There is also an evaluation being undertaken as to whether an additional funding liability exists in connection with the equalization of certain benefits under the UK Pension Plan that occurred in the early 1990s.  If such an additional liability exists, additional cash contributions may be required starting in 2013.

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

	As of June 30, 2011		As of December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In millions)
Total debt	$846	$888	$751	$786

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

Level 1 fair value measurements in 2011 and 2010 included the deferral of compensation, our match and investment earnings related to the supplemental savings plan. These securities are considered our general assets until distributed to the participant and are included in other assets in our Consolidated Balance Sheets.  A corresponding liability is included in other liabilities at June 30, 2011 and December 31, 2010 in our Consolidated Balance Sheets.  Quoted market prices were used to determine fair values of the Level 1 investments held in a trust with a third-party brokerage firm.  The fair value of the asset and corresponding liability was $1 million at June 30, 2011 and December 31, 2010.  For the six months ended June 30, 2011, there were no transfers into or out of Level 1 and Level 2.

Level 3 fair value measurements are utilized in our impairment reviews of Goodwill (see Note 6 – Goodwill and Intangible Assets).  Level 1, Level 2 and Level 3 fair value measurements are utilized for defined benefit plan assets in determining the funded status of our pension and post-retirement benefit plan liabilities on an annual basis (at December 31).

15) ASSET RETIREMENT OBLIGATIONS

We apply the provisions of accounting guidance codified under ASC Topic 410, Asset Retirements and Environmental Obligations (“ASC 410”), which require companies to make estimates regarding future events in order to record a liability for asset retirement obligations in the period in which a legal obligation is created.  Such liabilities are recorded at fair value, with an offsetting increase to the carrying value of the related long-lived assets.  The fair value is estimated by discounting projected cash flows over the estimated life of the assets using our credit adjusted risk-free rate applicable at the time the obligation is initially recorded.  In future periods, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset.  We also adjust the liability for changes resulting from revisions to the timing of future cash flows or the amount of the original estimate.  Upon retirement of the long-lived asset, we either settle the obligation for its recorded amount or incur a gain or loss.

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

The following is a summary of the change in the carrying amount of the asset retirement obligations for the quarters and six months ended June 30, 2011 and 2010 and the net book value of assets related to the asset retirement obligations at June 30, 2011 and 2010:

	Quarters ended June 30,		Six months ended June 30,
(In millions)	2011	2010	2011	2010
Asset retirement obligation balance at beginning of period	$24	$30	$23	$26
Accretion (income) expense – cost of goods sold (a)	(3)	(3)	(2)	1
Payments	(1)	(1)	(1)	(1)
Reclassifications (b)	1	-	1	-
Asset retirement obligation balance at end of period	$21	$26	$21	$26

Net book value of asset retirement obligation assets at end of period	$1	$1	$1	$1

(a)
The accretion reversal for the quarter and six months ended June 30, 2010 was primarily due to the extension of the retirement dates for various pipelines and wells related to the El Dorado, Arkansas facility.

(b)	Represents a reclassification of asset retirement costs that were previously recorded in another accrued expense account.

Depreciation expense for the quarters and six months ended June 30, 2011 and 2010 was less than $1 million.

At June 30, 2011 and December 31, 2010, $5 million and $11 million of asset retirement obligations were included in accrued expenses and $16 million and $12 million, respectively, were included in other liabilities on the Consolidated Balance Sheet.

16) RESTRUCTURING ACTIVITIES

Reorganization Initiatives

In 2009, the Bankruptcy Court approved the implementation of certain cost savings and growth initiatives, including the closure of a manufacturing facility in Ashley, IN, the consolidation of warehouses related to our Consumer products segment, the reduction of leased space at two of our U.S. office facilities, and the rejection of various unfavorable contracts.  Additionally, on January 25, 2010, our Board of Directors approved an initiative involving the consolidation and idling of certain assets within the Great Lakes Solutions business operations in El Dorado, Arkansas, which was approved by the Bankruptcy Court on February 23, 2010 and was expected to be substantially completed by the first half of 2012.  During 2010, the demand for brominated products used in electronic applications grew significantly and is expected to remain robust.  With the evidence that demand is now starting to recover for our products used in oil and gas applications in the Gulf of Mexico as well as insulation and furniture foam applications, and recognizing the emerging demand for mercury removal applications, it has become evident that we will need to produce larger quantities of bromine than were projected when we formulated our consolidation plan.  In addition, our partner has informed us that they will exercise their right to purchase our interest in a joint venture in the Middle East that supplies a brominated flame retardant to us.  While under the terms of the joint venture agreement, the purchaser is obligated to continue to supply the current volumes of the brominated flame retardant to us for two years following the acquisition, we need to plan for the ultimate production of this product.  Under the terms of the joint venture agreement, we expect to receive payments over time for our interest in the joint venture, which will assist in defraying the cost of any required capacity addition that we may be required to make.  Our analysis has indicated that the most cost effective source of the additional bromine we require is to continue to operate many of the bromine assets we had planned to idle and to invest to improve their operating efficiency.  In light of this analysis, on April 20, 2011, our Board of Directors confirmed that we should defer a portion of the El Dorado restructuring plan and continue to operate certain of the bromine and brine assets that were planned to be idled.

As a result of our reorganization initiatives, we recorded pre-tax charges of $2 million for the six months ended June 30, 2011 primarily for asset impairments and accelerated depreciation.  We recorded pre-tax charges of $26 million for the six months ended June 30, 2010 ($3 million was recorded to reorganization items, net for severance, asset relocation costs and contract termination costs, $21 million was recorded to depreciation and amortization for accelerated depreciation, and $2 million was recorded to cost of goods sold (“COGS”) for accelerated asset retirement obligations and asset write-offs).

Corporate Restructuring Programs

In March 2010, we approved a restructuring plan to consolidate certain corporate functions internationally to gain efficiencies and reduce costs.  As a result of this plan, we recorded a pre-tax charge of $3 million for severance to facility closures, severance and related costs for the six months ended June 30, 2010.

The reserve balances for all of our reorganization initiatives and corporate restructuring programs of $1 million at June 30, 2011 and December 31, 2010 were included in accrued expenses.

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

Prepetition Litigation and Claims Discharged Under the Plan

Chapter 11 Plan and Establishment of Claims Reserves

On March 18, 2009, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code.  The Debtors’ Chapter 11 cases have been assigned to the Honorable Robert E. Gerber and are being jointly administered as Case No. 09-11233.  The Debtors continued to operate their business as debtors in possession under the jurisdiction of the Bankruptcy Court until their emergence from Chapter 11 on November 10, 2010.  On June 10, 2011, we filed a closing report in Chemtura Canada’s Chapter 11 case and a motion seeking a final decree closing the Chapter 11 case.  On June 23, 2011, the bankruptcy Court granted our motion and entered a final decree closing the Chapter 11 case of Chemtura Canada.

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

On June 24, 2011, we resolved the last disputed environmental claim.  As a result, under the Plan, the amounts remaining in the Environmental Reserve were transferred to the Disputed Claims Reserve.  Any remaining Disputed Claims, to the extent they are ultimately allowed by the Bankruptcy Court, will be satisfied (to the extent allowed and not covered by insurance) from the Disputed Claims Reserve, and holders of the Disputed Claims are permanently enjoined under the Plan from pursuing their claims against us.  As of June 30, 2011, as a result of distributions pursuant to the Plan, there were no remaining undisbursed amount in the Environmental Reserve or the Diacetyl Reserve, and the remaining undisbursed amount in the Disputed Claims Reserve, including segregated reserves, was $57 million.

As we complete the process of evaluating and/or resolving the Disputed Claims, appropriate adjustments to our Consolidated Financial Statements will be made.  Adjustments may also result from actions of the Bankruptcy Court, settlement negotiations, and other events.

Australian Civil Antitrust Matters

On September 27, 2007, Chemtura and one of our subsidiaries who did not file a Chapter 11 case, as well as Bayer AG and Bayer Australia Ltd., were sued by Wright Rubber Products Pty Ltd. (“Wright”) in the Federal Court of Australia for alleged price fixing violations with respect to the sale of rubber chemicals in Australia.  On November 21, 2008, Wright filed an amended Statement of Claim and further amended its Statement of Claim on August 2, 2010.  On May 25, 2011, Chemtura and our subsidiary entered into a settlement agreement to resolve the litigation for an agreed allowed unsecured claim of AUD 0.8 million (approximately $0.8 million) to be paid from the Disputed Claim Reserve pursuant to the Plan.  The settlement has been approved by the Bankruptcy Court and is pending approval by the Federal Court of Australia.

Appeals Relating to the Chapter 11 Cases

During the Chapter 11 cases, a creditor, Pentair Water Pool & Spa, Inc. (“Pentair”), appealed three orders of the Bankruptcy Court: (i) the Bankruptcy Court’s order establishing the Disputed Claims Reserve, (ii) an order partially disallowing the claims asserted by Pentair, and (iii) an order overruling the late-filed objection of Kurt and Amy Stetler to the Debtors’ motion seeking the establishment of the Disputed Claims Reserve.  The appeals are pending before the District Court for the Southern District of New York.  None of the appeals individually or in the aggregate is expected to have a material adverse effect on our financial condition, results of operations or cash flows.  On March 24, 2011, we entered into a term sheet for a cost-sharing agreement with Pentair that provides, among other things, for the sharing of costs in relation to a settlement of the claims of Kurt and Amy Stetler and the dismissal of the appeals upon our payment of the agreed share of the settlement costs.  The parties subsequently negotiated definitive documentation of the agreements and, on June 23, 2011, we filed a motion with the Bankruptcy Court to approve the cost-sharing agreement and the settlement of the claims of Kurt and Amy Stetler.  The Bankruptcy Court approved the settlement on July 14, 2011.

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

As previously disclosed, the UK Pension Trustees filed 27 contingent, unliquidated Proofs of Claim against each of the Debtors (other than Chemtura Canada) in the Chapter 11 cases.  By agreement with the UK Pension Trustees, the Proofs of Claim were disallowed on the condition that no party may later assert that the Chapter 11 cases operate as a bar to the UK Pension Trustees asserting claims against any of the Debtors in an appropriate non-bankruptcy forum.  Also as previously disclosed, CMUK had been engaged with the UK Pension Trustees over the terms of a “recovery plan” to reduce the underfunded deficit in the UK Pension Plan and the applicable regulatory authority, in this case the UK Pensions Regulator (the “Regulator”), had issued a “warning notice” to CMUK and five other Chemtura affiliates, including Chemtura Corporation, stating their intent to request authority to issue a “financial support direction” against each of them for the support of the benefit obligations under the UK Pension Plan, potentially up to the amount of the funding deficit.  Definitive agreements have now been entered into between CMUK and the UK Pension Trustees over the terms of a “recovery plan” to reduce the underfunded deficit in the UK Pension Plan and the Regulator has withdrawn the “warning notice” issued against CMUK and the five other Chemtura affiliates, including Chemtura Corporation.  The definitive agreements provide, among other things, for CMUK to make cash contributions of £60 million (approximately $95 million) in just over a three year period starting with an initial contribution of £30 million ($49 million) that we made in the second quarter of 2011.  The agreements also provide for the granting of both a security interest and a guarantee to support certain of the liabilities under this pension plan.  There is also an evaluation being undertaken as to whether an additional funding liability exists in connection with the equalization of certain benefits under the UK Pension Plan that occurred in the early 1990s.  If such an additional liability exists, additional cash contributions may be required starting in 2013.

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

On June 6, 2011, our subsidiary Great Lakes Chemical Corporation received a proposed Consent Administrative Order (“CAO”) from the Arkansas Department of Environmental Quality alleging violations of the Resource Conservation and Recovery Act in conjunction with its facility located in El Dorado, Arkansas.  The proposed CAO included a civil penalty.  While we believe that a mutually acceptable settlement amount will be negotiated with the agency, a reasonable estimate of the settlement amount cannot be made at this time.  In any event, the ultimate settlement with the agency will not have a material effect on our results of operations, financial condition or cash flows.

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

As of December 31, 2010, we had entered into and had obtained Bankruptcy Court approval of environmental settlements with the United States Department of Justice, the EPA and the Connecticut Commissioner of Environmental Protection, the Indiana Department of Environmental Management, the Florida Department of Environmental Protection, the North Carolina Division of Waste Management, the New York Environmental Protection and Spill Compensation Fund, the Georgia Department of Natural Resources, the Louisiana Department of Environmental Quality, the Texas Commission on Environmental Quality, the Ohio Environmental Protection Agency, the State of New York and the New York State Department of Environmental Conservation, the Pennsylvania Department of Environmental Protection, the California Department of Toxic Substances Control, the New Jersey Department of Environmental Protection and the California Regional Water Quality Control Board, Santa Ana Region, the California Regional Water Quality Control Board, San Francisco Bay Region, and the State Water Resources Board for the State of California.  The settlement with the EPA resolved alleged violations of the Clean Air Act, CERCLA, the Emergency Planning and Community Right to Know Act, and the Clean Water Act, with respect to our Conyers, Georgia facility, which we had previously reported in our periodic reports.

In addition, in March 2011, we entered into and filed a motion seeking Bankruptcy Court approval of an environmental settlement with the Pennsylvania Department of Environmental Protection with respect to one additional formerly owned site.  On June 20, 2011, the Bankruptcy Court entered an order approving this settlement.

All of the above-described settlements have been paid from the Debtors’ estates or the Environmental Reserve established under the Plan.  As of June 30, 2011, $36 million has been paid on account of such environmental settlements.  As a result of these settlements, we have voluntarily dismissed an adversary proceeding that the Debtors initiated during the Chapter 11 cases against the United States and various States seeking a ruling from the Bankruptcy Court that all of the Debtors’ liabilities with respect to formerly owned or operated sites and third-party sites are dischargeable claims in the Chapter 11 cases.

In view of the offers made to settle environmental liabilities and the settlements that have been reached with respect to environmental liabilities, estimates relating to environmental liabilities with respect to formerly owned or operated sites and third-party sites are now classified as accrued expenses and other liabilities in our Consolidated Balance Sheet at June 30, 2011.

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

The total amount accrued for environmental liabilities as of June 30, 2011 and December 31, 2010, was $95 million and $119 million (which includes $27 million related to disputed claims in the Chapter 11 proceedings), respectively.  At June 30, 2011 and December 31, 2010, $17 million and $43 million, respectively, of these environmental liabilities were reflected as accrued expenses and $78 million and $76 million, respectively, were reflected as other liabilities.  We estimate that the reasonably possible ongoing environmental liabilities could range up to $116 million at June 30, 2011.  Our accruals for environmental liabilities include estimates for determinable clean-up costs.  We recorded a pre-tax charge of $3 million in 2011, and made payments of $31 million (which includes $27 million related to the settlement of disputed claims in the Chapter 11 proceedings) during the six month period ended June 30, 2011 for clean-up costs, which reduced our environmental liabilities.  At certain sites, we have contractual agreements with certain other parties to share remediation costs.  We have a receivable of $12 million and $11 million at June 30, 2011 and December 31, 2010, respectively,  to reflect probable recoveries.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable.  We intend to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters.  However, the final cost of clean-up at these sites could exceed our present estimates, and could have, individually or in the aggregate, a material adverse effect on our financial condition, results of operations or cash flows.  Our estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted, and as negotiations with respect to certain sites continue or as certain liabilities relating to such sites are resolved as part of the Chapter 11 cases.

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

Guarantees

In addition to the letters of credit of $14 million and $12 million outstanding at June 30, 2011 and December 31, 2010, respectively, we have guarantees that have been provided to various financial institutions.  At June 30, 2011 and December 31, 2010, we had $5 million and $6 million, respectively of outstanding guarantees primarily related to vendor deposits.  The letters of credit and guarantees were primarily related to liabilities for insurance obligations, vendor deposits and European value added tax (“VAT”) obligations.

We have applied the disclosure provisions of ASC Topic 460, Guarantees (“ASC 460”), to our agreements that contain guarantee or indemnification clauses.  We are a party to an agreement pursuant to which we may be obligated to indemnify a third party with respect to certain loan obligations of joint venture companies in which we have an equity interest.  These obligations arose to provide initial financing for a joint venture start-up, fund an acquisition and/or provide project capital.  Such obligations mature through August 2016.  In the event that any of the joint venture companies were to default on these loan obligations, we would indemnify the other party up to its proportionate share of the obligation based upon its ownership interest in the joint venture.  At June 30, 2011, the maximum potential future principal and interest payments due under these guarantees were $14 million and $1 million, respectively.  At December 31, 2010, the maximum potential future principal and interest payments due under these guarantees were $15 million and $1 million, respectively.  In accordance with ASC 460, we have accrued $2 million in reserves, which represents the probability weighted fair value of these guarantees at June 30, 2011 and December 31, 2010.  The reserve has been included in other liabilities on our Consolidated Balance Sheet at June 30, 2011 and December 31, 2010 with an offset to the investment included in other assets.

We also have a customer guarantee, in which we have contingently guaranteed certain debt obligations of one of our customers.  The amount of this guarantee was $2 million at June 30, 2011 and December 31, 2010.  Based on past experience and on the underlying circumstances, we do not expect to have to perform under this guarantee.

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

18) BUSINESS SEGMENT DATA

We evaluate a segment’s performance based on several factors, of which the primary factor is based on operating profit (loss).  In computing operating profit (loss) by segment, the following items have not been deducted:  (1) general corporate expense; (2) amortization; (3) facility closures, severance and related costs; (4) certain accelerated depreciation; (5) gain (loss) on sale of business; (6) changes in estimates related to expected allowable claims; and (7) impairment charges.  Pursuant to ASC Topic 280, Segment Reporting (“ASC 280”), these items have been excluded from our presentation of segment operating profit (loss) because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance.

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

General Corporate Expense and Other Charges

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis.  These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities together with costs associated with legacy activities and intangible asset amortization.  Functional costs are allocated between the business segments and general corporate expense.  Accelerated depreciation relates to certain assets affected by our restructuring programs.  Facility closures, severance and related costs are primarily for severance costs related to our cost savings initiatives.  Impairment charges related to the impairment of certain intangible assets and property, plant and equipment.  Change in estimates related to expected allowable claims relates to adjustments to liabilities subject to compromise (primarily legal and environmental reserves) as a result of the proofs of claim evaluation process.

A summary of business data for our reportable segments for the quarters and six months ended June 30, 2011 and 2010 are as follows:

(In millions)	Quarters ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net Sales
Industrial Performance Products	$370	$313	$706	$599
Industrial Engineered Products	244	187	453	347
Consumer Products	152	171	231	263
Chemtura AgroSolutions	110	96	185	161
Total net sales	$876	$767	$1,575	$1,370

(In millions)	Quarters ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Operating Profit (Loss)
Industrial Performance Products	$39	$38	$69	$63
Industrial Engineered Products	42	7	75	4
Consumer Products	22	38	19	44
Chemtura AgroSolutions	12	7	14	6
	115	90	177	117

General corporate expense, including amortization	(26)	(16)	(54)	(43)
Facility closures, severance and related costs	-	(1)	-	(3)
Impairment charges	(1)	-	(3)	-
Changes in estimates related to expected allowable claims	(1)	49	(1)	(73)

Total operating profit (loss)	$87	$122	$119	$(2)

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

Condensed Consolidating Statement of Operations
Quarter ended June 30, 2011
(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$876	$(510)	$471	$212	$703

Cost of goods sold	652	(510)	358	190	614
Selling, general and administrative	92	-	38	14	40
Depreciation and amortization	34	-	8	12	14
Research and development	11	-	4	2	5
Impairment charges	1	-	-	1	-
Changes in estimates related to expected allowable claims	1	-	1	-	-
Equity income	(2)	-	-	-	(2)

Operating profit (loss)	87	-	62	(7)	32

Interest expense	(16)	-	(19)	-	3
Other (expense) income, net	(1)	-	(8)	-	7
Reorganization items, net	(6)	-	(6)	-	-
Equity in net earnings of subsidiaries	-	(40)	40	-	-

Earings (loss) before income taxes	64	(40)	69	(7)	42

Income tax benefit	6	-	-	-	6

Net earnings (loss)	70	(40)	69	(7)	48

Less: Net earnings attributed to non-controlling interests	(1)	-	-	-	(1)

Net earnings (loss) attributable to Chemtura	$69	$(40)	$69	$(7)	$47

Condensed Consolidating Statement of Operations
Six Months ended June 30, 2011
(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$1,575	$(935)	$882	$343	$1,285

Cost of goods sold	1,190	(935)	679	312	1,134
Selling, general and administrative	171	-	71	27	73
Depreciation and amortization	71	-	18	25	28
Research and development	22	-	9	4	9
Impairment charges	3	-	-	1	2
Changes in estimates related to expected allowable claims	1	-	1	-	-
Equity income	(2)	-	-	-	(2)

Operating profit (loss)	119	-	104	(26)	41

Interest expense	(32)	-	(36)	-	4
Other income (expense), net	-	-	(13)	-	13
Reorganization items, net	(13)	-	(13)	-	-
Equity in net earnings (loss) of subsidiaries from continuing operations	-	(34)	34	-	-

Earnings (loss) before income taxes	74	(34)	76	(26)	58

Income tax benefit	3	-	-	-	3

Net earnings (loss)	77	(34)	76	(26)	61

Less: Net earnings attributed to non-controlling interests	(1)	-	-	-	(1)

Net earnings (loss) attributable to Chemtura	$76	$(34)	$76	$(26)	$60

Condensed Consolidating Balance Sheet
As of June 30, 2011
(In millions)
					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
ASSETS
Current assets	$1,516	$-	$462	$217	$837
Intercompany receivables	-	(8,373)	2,530	2,388	3,455
Investment in subsidiaries	-	(15,023)	2,435	1,712	10,876
Property, plant and equipment	733	-	158	234	341
Goodwill	179	-	93	3	83
Other assets	627	-	130	188	309
Total assets	$3,055	$(23,396)	$5,808	$4,742	$15,901

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$456	$-	$165	$76	$215
Intercompany payables	-	(8,373)	3,365	2,314	2,694
Long-term debt	839	-	838	-	1
Other long-term liabilities	644	-	324	62	258
Total liabilities	1,939	(8,373)	4,692	2,452	3,168
Stockholders' equity	1,116	(15,023)	1,116	2,290	12,733
Total liabilities and stockholders' equity	$3,055	$(23,396)	$5,808	$4,742	$15,901

Condensed Consolidating Statement of Cash Flows
Six Months ended June 30, 2011
(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$77	$(34)	$76	$(26)	$61
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operations:
Impairment charges	3	-	-	1	2
Depreciation and amortization	71	-	18	25	28
Stock-based compensation expense	16	-	16	-	-
Reorganization items, net	1	-	1	-	-
Changes in estimates related to expected allowable claims	1	-	1	-	-
Equity income	(2)	34	(34)	-	(2)
Changes in assets and liabilities, net	(237)	-	(185)	27	(79)
Net cash (used in) provided by operations	(70)	-	(107)	27	10

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for acquisitions	(33)	-	-	-	(33)
Capital expenditures	(55)	-	(8)	(27)	(20)
Net cash used in investing activities	(88)	-	(8)	(27)	(53)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from ABL Facility	91	-	91	-	-
Proceeds from short term borrowings, net	4	-	-	-	4
Proceeds from the exercise of stock options	1	-	1	-	-
Net cash provided by financing activities	96	-	92	-	4

CASH
Effect of exchange rates on cash and cash equivalents	4	-	-	-	4
Change in cash and cash equivalents	(58)	-	(23)	-	(35)
Cash and cash equivalents at beginning of period	201	-	41	-	160
Cash and cash equivalents at end of period	$143	$-	$18	$-	$125

Condensed Consolidating Statement of Operations
Quarter ended June 30, 2010
(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$767	$(438)	$393	$236	$576

Cost of goods sold	568	(438)	324	185	497
Selling, general and administrative	71	-	27	13	31
Depreciation and amortization	45	-	9	24	12
Research and development	11	-	4	2	5
Facility closures, severance and related costs	1	-	-	-	1
Changes in estimates related to expected allowable claims	(49)	-	(49)	-	-
Equity income	(2)	-	-	-	(2)

Operating profit	122	-	78	12	32

Interest expense	(117)	-	(83)	(35)	1
Other (expense) income, net	(8)	-	11	-	(19)
Reorganization items, net	(26)	-	(27)	1	-
Equity in net loss of subsidiaries from continuing operations	-	30	(30)	-	-

(Loss) earnings from continuing operations before income taxes	(29)	30	(51)	(22)	14
Income tax provision	(11)	-	(1)	-	(10)

(Loss) earnings from continuing operations	(40)	30	(52)	(22)	4
Earnings (loss) from discontinued operations, net of tax	1	-	3	-	(2)
Loss on sale of discontinued operations, net of tax	(9)	-	-	-	(9)

Net (loss) earnings	(48)	30	(49)	(22)	(7)

Less: Net earnings attributed to non-controlling interests	(1)	-	-	-	(1)

Net (loss) earnings attributable to Chemtura	$(49)	$30	$(49)	$(22)	$(8)

Condensed Consolidating Statement of Operations
Six months ended June 30, 2010
(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$1,370	$(825)	$727	$389	$1,079

Cost of goods sold	1,037	(825)	612	312	938
Selling, general and administrative	147	-	62	24	61
Depreciation and amortization	94	-	19	50	25
Research and development	20	-	7	4	9
Facility closures, severance and related costs	3	-	-	-	3
Changes in estimates related to expected allowable claims	73	-	73	-	-
Equity income	(2)	-	-	-	(2)

Operating (loss) profit	(2)	-	(46)	(1)	45

Interest expense	(129)	-	(97)	(35)	3
Loss on early extinguishment of debt	(13)	-	(13)	-	-
Other (expense) income, net	(10)	-	19	-	(29)
Reorganization items, net	(47)	-	(47)	-	-
Equity in net loss of subsidiaries from continuing operations	-	42	(42)	-	-

(Loss) earnings from continuing operations before income taxes	(201)	42	(226)	(36)	19
Income tax provision	(16)	-	(4)	-	(12)

(Loss) earnings from continuing operations	(217)	42	(230)	(36)	7
(Loss) earnings from discontinued operations, net of tax	(1)	-	2	-	(3)
Loss on sale of discontinued operations, net of tax	(9)	-	-	-	(9)

Net (loss) earnings	(227)	42	(228)	(36)	(5)

Less: Net earnings attributed to non-controlling interests	(1)	-	-	-	(1)

Net (loss) earnings attributable to Chemtura	$(228)	$42	$(228)	$(36)	$(6)

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

Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2010
(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(227)	$42	$(228)	$(36)	$(5)
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operations:
Loss on sale of discontinued operations, net of tax	9	-	-	-	9
Loss on early extinguishment of debt	13	-	13	-	-
Depreciation and amortization	94	-	19	50	25
Reorganization items, net	2	-	2	-	-
Changes in estimates related to expected allowable claims	73	-	73	-	-
Contractual post-petition interest expense	108	-	73	35	-
Equity (income) loss	(2)	(42)	42	-	(2)
Changes in assets and liabilities, net	(149)	-	(87)	(28)	(34)
Net cash (used in) provided by operations	(79)	-	(93)	21	(7)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	21	-	21	-	-
Capital expenditures	(38)	-	(4)	(21)	(13)
Net cash (used in) provided by investing activities	(17)	-	17	(21)	(13)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Amended DIP Credit Facility	299	-	299	-	-
Payments on DIP Credit Facility, net	(250)	-	(250)	-	-
Proceeds from 2007 Credit Facility, net	17	-	17	-	-
Payments for debt issuance and refinancing costs	(16)	-	(16)	-	-
Net cash provided by financing activities	50	-	50	-	-

CASH
Effect of exchange rates on cash and cash equivalents	(6)	-	-	-	(6)
Change in cash and cash equivalents	(52)	-	(26)	-	(26)
Cash and cash equivalents at beginning of period	236	-	82	-	154
Cash and cash equivalents at end of period	$184	$-	$56	$-	$128

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

On June 10, 2011, we filed a closing report in Chemtura Canada’s Chapter 11 case and a motion seeking a final decree closing that Chapter 11 case.  On June 23, 2011, the Bankruptcy Court granted our motion and entered a final decree closing the Chapter 11 case of Chemtura Canada.

For further discussion, see Note 2 – Emergence from Chapter 11 in the Notes to our Consolidated Financial Statements.

SECOND QUARTER RESULTS

Overview

Consolidated net sales were $876 million for the second quarter of 2011 or $109 million higher than 2010.  This increase in net sales was attributable to higher selling prices of $55 million, increased sales volume and favorable product mix of $38 million, and $21 million benefit from favorable foreign currency translation, partially offset by a reduction in net sales of $5 million due to the divestiture of the natural sodium sulfonates and oxidized petrolatum product lines in the third quarter of 2010.  The higher selling prices were achieved by the Industrial Performance Products and Industrial Engineered Products segments during the second quarter of 2011.  All segments, except Consumer Products, contributed to the increase in sales volume.

Gross profit for the second quarter of 2011 was $224 million, which is an increase of $25 million compared with the second quarter of 2010.  Gross profit as a percentage of sales remained constant at 26% for the second quarter of 2011 and 2010.  The increase in gross profit was primarily due to $55 million in higher selling prices, $11 million in higher sales volume and favorable product mix and a $7 million benefit from favorable foreign currency translation.  These improvements were partially offset by $33 million in higher raw material and energy costs, $6 million of unfavorable manufacturing costs, a $4 million increase in distribution costs, a $4 million increase in acceleration of asset retirement obligations and $1 million of other costs.

Selling, general and administrative (“SG&A”) expense of $92 million was $21 million higher than the second quarter of 2010. The increase in SG&A was due primarily to higher stock compensation expense of $7 million (including expense related to grants under the emergence incentive plans approved by the Bankruptcy Court), increased selling costs of $5 million to support our increase in net sales, and an increase in allowance for doubtful accounts debt expense of $5 million, primarily related to Chemtura AgroSolutions operations in regions with higher credit risk, $3 million of increase in functional spending and $1 million of other costs.

Depreciation and amortization expense of $34 million was $11 million lower than the second quarter of 2010, primarily due to the decrease in accelerated depreciation related to the El Dorado, Arkansas facility restructuring activities.

Research and development expense (“R&D”) of $11 million was consistent with the second quarter of 2010.

Impairment charges of $1 million for the second quarter of 2011 included the impairment of property, plant and equipment related to the El Dorado, Arkansas facility restructuring activities.

Changes in estimates related to expected allowable claims were $1 million of expense for the second quarter of 2011, compared with income of $49 million for the second quarter of 2010.  These charges included adjustments to liabilities subject to compromise (primarily legal and environmental reserves) identified in the claim evaluation and settlement processes.  The decrease in activity is due to the diminishing number of claims remaining to be resolved under the disputed claims reserves.

Interest expense of $16 million during the second quarter of 2011 was $101 million lower than the second quarter of 2010.  In 2010, we determined that it was probable that obligations for interest on unsecured claims would ultimately be paid based on the estimated claim recoveries reflected in the Plan filed during the second quarter of 2010.  As such, interest that had not previously been recorded since the Petition Date was recorded in the second quarter of 2010.  Thus, the decrease from 2010 to 2011 is due to the post-petition interest recorded during the second quarter of 2010 of $108 million, partially offset by increased interest expense in 2011 associated with the Senior Notes and Term Loan issued in August 2010 and the ABL Facility secured in November 2010 compared with interest expense on the borrowings in 2010 under the Amended DIP Credit Facility.

Other expense, net of $1 million in the second quarter of 2011 decreased $7 million compared with other expense, net of $8 million for the second quarter of 2010.  The decrease in expense primarily reflected improved foreign currency exchange impacts.

Reorganization items, net of $6 million in the second quarter of 2011 was $20 million lower than the second quarter of 2010.  The expense in both periods primarily comprised professional fees directly associated with the Chapter 11 reorganization.  The decrease reflects our emergence from Chapter 11 in November 2010.

The income tax benefit from continuing operations in the second quarter of 2011 was $6 million compared with an income tax provision from continuing operations of $11 million in the second quarter of 2010.  The tax benefit reported in the second quarter of 2011 included a decrease in deferred foreign income taxes of approximately $17 million that had been recorded in an international jurisdiction in prior years.  The tax benefit was recorded after receiving approval from the international jurisdiction to change our filing position.  We have offset our current year-to-date U.S income with net operating loss carryforwards and reduced the associated valuation allowance.  In the second quarter of 2010, we provided a full valuation allowance against the tax benefit associated with our U.S. net operating loss.

Net earnings from continuing operations attributable to Chemtura for the second quarter of 2011 was $69 million, or $0.69 per share, as compared with a net loss from continuing operations attributable to Chemtura of $41 million, or $0.16 per share for the second quarter of 2010.

Earnings from discontinued operations, net of tax, for the second quarter of 2010 was $1 million.  The loss from sale of discontinued operations, net of tax, for the second quarter of 2010 was $9 million, or $0.04 per share.  Discontinued operations related to the polyvinyl chloride (“PVC”) additives business, which was sold in April 2010.

The following is a discussion of the results of our segments for the second quarter ended June 30, 2011.

Industrial Performance Products

Net sales for the Industrial Performance Products segment increased by $57 million to $370 million in the second quarter of 2011. Operating profit increased by $1 million in the second quarter of 2011 to $39 million compared with $38 million in the second quarter of 2010.

The $57 million increase in net sales was driven by increased sales volume of $36 million, higher selling prices of $19 million, and a $7 million benefit from favorable foreign currency translation, partially offset by a decrease of $5 million due to the divestitures of the natural sodium sulfonates and oxidized petrolatum product lines in 2010.  The increase in sales volume in the second quarter of 2011 was driven by demand growth for all our major product lines in the segment.  The higher selling prices were in response to increasing raw material costs.

Operating profit increased $1 million to $39 million, primarily due to $19 million of increased selling prices, a $12 million benefit from increased sales volume and favorable product mix and a $1 million benefit from favorable foreign currency translation, partially offset by $16 million in higher raw material costs, a $6 million increase in manufacturing costs, $6 million in higher SG&A and R&D (collectively “SGA&R”) expenses, $1 million in higher distribution costs, a $1 million reduction in profit from the divestitures of the natural sodium sulfonates and oxidized petrolatum product lines in 2010, and $1 million in higher other expenses.

As previously disclosed, the U.S. regulatory approvals of our new liquid antioxidant product, Weston 705 are progressing slower than we anticipated.  The U.S. food and drug administration (the “FDA”) has advised us that we need to submit additional test data in order for them to determine if the product can be approved.  Given the time required for such testing and review, we are unlikely to know the final status before year end.  In Europe, however, the European Food Safety Authority recently approved the use of Weston 705 for use in all polymers subject to meeting minimum migration criteria.  We believe this approval will allow polymers containing Weston 705 to be used in a wide variety of applications.

Industrial Engineered Products

Net sales for the Industrial Engineered Products segment increased by $57 million to $244 million for the second quarter of 2011.  The $42 million of operating profit for the second quarter of 2011 reflected an improvement of $35 million compared with operating profit of $7 million in the second quarter of 2010.

The $57 million increase in net sales reflected $41 million of higher selling prices, an increase in volume of $9 million, and a $7 million benefit from favorable foreign currency translation.  Substantial price increases have been implemented across all major product lines in response to higher raw material costs and to support significant ongoing investment to ensure sustainable and reliable supply as demand for bromine and its derivatives continues to grow globally.  Demand remained strong across our customers in the electronics, fine chemicals, oilfield, pharmaceutical, insulation and furniture foam applications due in large part to improved global macroeconomic conditions.

Operating profit increased $35 million primarily due to $41 million of increased selling prices, $9 million reduction in accelerated depreciation, a $4 million benefit from favorable foreign currency translation, a $1 million benefit from higher sales volume and product mix, and a $1 million increase in equity income, and other cost reductions of $1 million.  These items were partially offset by a $14 million increase in raw material costs, $3 million in higher SGA&R expense, $2 million in higher asset retirement obligations, $2 million increase in manufacturing costs and $1 million in higher distribution costs.

Following the fourth quarter 2010 launch of three new innovative flame retardants under our EMERALD™ series in May 2011 we continued the introduction of new products with the launch of EMERALD™ 3000, an innovative brominated polymeric flame retardant for expanded polystyrene foam (EPS) and extruded polystyrene foam (XPS) insulation.

Consumer Products

Net sales for the Consumer Products segment decreased by $19 million to $152 million in the second quarter of 2011.  Operating profit decreased $16 million in the second quarter of 2011 to a $22 million operating profit compared with $38 million of operating profit in the second quarter of 2010.

The $19 million decrease in net sales was driven by an $18 million reduction in sales volume and $5 million in lower selling prices, partially offset by a $4 million benefit from favorable foreign currency translation.  Sales volume reflected mixed weather compared to the second quarter of 2010 and lower demand in the mass market channel where inventories are being managed by our customers at lower levels than the prior year and the loss of a customer for this season who accounted for 4% of net sales in the calendar year of 2010.  Net sales were also impacted by lower selling prices this season in the mass market channel than in the 2010 season.  European sales volume increased this quarter compared to the second quarter of 2010.

Operating profit decreased $16 million primarily due to a $9 million decrease in sales volume and unfavorable product mix, $5 million in lower selling prices due to the pricing pressures noted above, a $3 million increase in manufacturing costs and a $1 million increase in raw material costs, partially offset by a $2 million benefit from favorable foreign currency translation.

Chemtura AgroSolutions

Net sales for the Chemtura AgroSolutions segment increased by $14 million to $110 million for the second quarter of 2011.  Operating profit in the second quarter of 2011 totaled $12 million compared to operating profit of $7 million in the second quarter in 2010.

The increase in net sales reflected a $10 million increase in sales volume, a $3 million benefit from favorable foreign currency translation and a $1 million increase in selling prices.  Sales recovered strongly in Europe, where sales this quarter improved compared to the second quarter of 2010 by 41% and the quarter also benefitted from continued good performance in North America despite a wet start to the season.  There was also positive early season momentum in Latin America.  In Asia Pacific we continued to work to strengthen our distribution channels.

Operating profit increased primarily due to a $7 million benefit from higher sales volume and favorable product mix, a $5 million decrease in manufacturing costs due to higher volumes, and $1 million increase in selling prices.  These favorable items were partially offset by a $4 million increase in SGA&R expense primarily due to an increase in allowance for doubtful accounts, a $1 million increase in distribution costs, a $1 million increase in raw material costs, a $1 million decrease in equity income and $1 million in higher other expenses.

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

Corporate expense was $26 million in the second quarter of 2011, which included $9 million of amortization expense related to intangible assets.  In comparison, corporate expense was $16 million in the second quarter of 2010, which included $9 million of amortization expense related to intangible assets.

The $10 million increase in corporate expense was primarily due to an increase in stock compensation expense, which included expense related to grants under the emergence incentive plans approved by the Bankruptcy Court.

YEAR-TO-DATE RESULTS

Overview

Consolidated net sales were $1.6 billion for the six month period ended June 30, 2011 or $205 million higher than the same period of 2010.  This increase in net sales was attributable to $97 million of higher sales volume, $96 million from higher selling prices, and a $23 million benefit from favorable foreign currency translation, partially offset by lower sales of $11 million due to the divestiture of the natural sodium sulfonates and oxidized petrolatum product lines in the third quarter of 2010.

Gross profit for the six month period ended June 30, 2011 was $385 million, an increase of $52 million compared with the same period of 2010.  Gross profit as a percentage of sales remained constant at 24% for the six month period ended June 30, 2011 and 2010.  The increase in gross profit was primarily due to $96 million from higher selling prices, $30 million favorable increase in sales volume and favorable product mix, $8 million from favorable foreign currency translation, and $1 million reduction in accelerated recognition of asset retirement obligations.  These improvements were partially offset by $53 million in higher raw material and energy costs, $8 million from unfavorable manufacturing costs, an $8 million increase in distribution costs, $3 million due to the divestiture of the natural sodium sulfonates and oxidized petrolatum product lines, a $2 million increase in stock compensation expense, a $1 million increase in environmental reserves and $8 million of other costs.

SG&A expense of $171 million was $24 million higher than the six month period ended June 30, 2010.  The increase in SG&A was primarily due to higher stock compensation expense of $13 million (including expense related to grants under the emergence incentive plans approved by the Bankruptcy Court), increased selling costs of $6 million to support our increase in net sales, and an increase in bad debt expense of $5 million, primarily related to Chemtura AgroSolutions operations in regions with higher credit risk and unfavorable foreign currency tranlsation.

Depreciation and amortization expense of $71 million was $23 million lower than the six month period ended June 30, 2010, primarily due to the decrease in accelerated depreciation related to the El Dorado, Arkansas facility restructuring activities.

R&D expense of $22 million was $2 million higher than the six month period ended June 30, 2010 as a result of increased investments.

Impairment charges of $3 million for the six month period ended June 30, 2011 included the impairment of intangible assets with no future use and property, plant and equipment related to the  El Dorado, Arkansas facility restructuring activities.

Changes in estimates related to expected allowable claims were $1 million for the six month period ended June 30, 2011, compared with $73 million for the same period of 2010.  These charges included adjustments to liabilities subject to compromise (primarily legal and environmental reserves) identified in the claim evaluation and settlement processes.  The decrease in activity is due to the diminishing number of claims remaining to be resolved under the disputed claims reserves.

Interest expense of $32 million during the six month period ended June 30, 2011was $97 million lower than the same period of 2010.  In 2010, we determined that it was probable that obligations for interest on unsecured claims would ultimately be paid based on the estimated claim recoveries reflected in the Plan filed during the second quarter of 2010.  As such, interest that had not previously been recorded since the Petition Date was recorded in the second quarter of 2010.  Thus, the decrease from 2010 to 2011 is due to the post-petition interest recorded during the second quarter of 2010 of $108 million, partially offset by increased interest expense in 2011 associated with the Senior Notes and Term Loan issued in August 2010 and the ABL Facility secured in November 2010 compared with interest expense on the borrowings in 2010 under the Amended DIP Credit Facility.

Other expense, net for the six month period ended June 30, 2011 was negligible compared with other expense, net of $10 million for the same period of 2010.  The decrease in expense primarily reflected improved foreign currency exchange impacts.

Reorganization items, net of $13 million in the six month period ended June 30, 2011was $34 million lower than the same period of 2010.  The expense in both periods primarily comprised professional fees directly associated with the Chapter 11 reorganization.  The decrease reflects our emergence from Chapter 11 in November 2010.

The income tax benefit from continuing operations in the six month period ended June 30, 2011was $3 million, compared with an income tax provision from continuing operations of $16 million in the six month period of 2010.  The tax benefit reported in the six month period ended June 30, 2011 included a decrease in deferred foreign income taxes of approximately $17 million that had been recorded in an international jurisdiction in prior years.  The tax benefit was recorded after receiving approval from the international jurisdiction to change our filing position.  We have offset our current year-to-date U.S income with net operating loss carry forwards and reduced the associated valuation allowance.  In the six month period of 2010, we provided a full valuation allowance against the tax benefit associated with our U.S. net operating loss.

Net earnings from continuing operations attributable to Chemtura for the six month period ended June 30, 2011was $76 million, or $0.76 per share as compared with a net loss from continuing operations attributable to Chemtura of $218 million, or $0.90 per share for the six month period of 2010.

The loss from discontinued operations, net of tax, for the six month period ended June 30, 2010 was $1 million.  The loss from sale of discontinued operations, net of tax, for the six month period ended June 30, 2010 was $9 million, or $0.04 per share.  Discontinued operations related to the PVC additives business, which was sold in April 2010.

The following is a discussion of the results of our segments for the six month period ended June 30, 2011.

Industrial Performance Products

Net sales for the Industrial Performance Products segment increased by $107 million to $706 million in the six month period ended June 30, 2011. Operating profit increased by $6 million in the six month period ended June 30, 2011 to $69 million compared with $63 million in the six month period of 2010.

The $107 million increase in net sales was driven by increased sales volume of $80 million, higher selling prices of $31 million, and a benefit from favorable foreign currency translation of $7 million, partially offset by a decrease of $11 million due to the divestitures of the natural sodium sulfonates and oxidized petrolatum product lines in 2010.  The increase in sales volume was driven by demand growth for all our major product lines in the segment.  The higher prices were in response to increasing raw material costs.

Operating profit increased $6 million, primarily due to $31 million of increased selling prices, $27 million benefit from increased sales volume and favorable product mix, and a $1 million benefit from favorable foreign currency translation, partially offset by $28 million in higher raw material costs, an $8 million increase in manufacturing costs, $8 million in higher SGA&R expense, $4 million in higher distribution costs, a $3 million reduction in profit from the divestitures of the natural sodium sulfonates and oxidized petrolatum product lines in 2010, and $2 million of other cost increases.

As previously disclosed, the U.S. regulatory approvals of our new liquid antioxidant product, Weston 705 are progressing slower than we anticipated.  The FDA has advised us that we need to submit additional test data in order for them to determine if the product can be approved.  Given the time required for such testing and review, we are unlikely to know the final status before year end.  In Europe, however, the European Food Safety Authority recently approved the use of Weston 705 for use in all polymers subject to meeting minimum migration criteria.  We believe this approval will allow polymers containing Weston 705 to be used in a wide variety of applications.

Industrial Engineered Products

Net sales for the Industrial Engineered Products segment increased by $106 million to $453 million for the six month period ended June 30, 2011.  The $75 million operating profit for the six month period ended June 30, 2011 reflected an improvement of $71 million compared with operating profit of $4 million in the six month period of 2010.

The $106 million increase in net sales reflected $71 million of higher selling prices, an increase in net sales volume of $28 million, and a $7 million benefit from favorable foreign currency translation.  Substantial price increases have been implemented across all major product lines in response to higher raw material costs and to support significant ongoing investment to ensure sustainable and reliable supply as demand for bromine and its derivatives continues to grow globally.  Demand remains strong across our customers in the electronics, fine chemicals, oilfield, pharmaceutical, insulation and furniture foam applications due in large part to improved global macroeconomic conditions.

Operating profit increased $71 million primarily due to $71 million of increased selling prices, a $17 million reduction in accelerated depreciation, a $6 million benefit from higher sales volume and favorable product mix, a $4 million benefit from favorable foreign currency translation, a $3 million decrease in accelerated recognition of asset retirement obligations, and a $1 million increase in equity income, and other cost reductions of $2 million.  These items were partially offset by a $24 million increase in raw material costs, $7 million in higher SGA&R expense, and $2 million in higher distribution costs.

Following the fourth quarter 2010 launch of three new innovative flame retardants under our EMERALD™ series in May 2011 we continued the introduction of new products with the launch of EMERALD™ 3000 an innovative brominated polymeric flame retardant for expanded polystyrene foam (EPS) and extruded polystyrene foam (XPS) insulation.

Consumer Products

Net sales for the Consumer Products segment decreased by $32 million to $231 million in the six month period ended June 30, 2011.  Operating profit decreased $25 million in the six month period ended June 30, 2011 to operating profit of $19 million compared to operating profit of $44 million for the six month period of 2010.

The $32 million decrease in net sales was driven by a $30 million decrease in net sales volume, and $7 million of lower selling prices, which was partially offset by a $5 million benefit from favorable foreign currency translation.  Sales volume reflected mixed weather compared to 2010 and lower demand in the mass market channel where inventories are being managed by our customers at lower levels than the prior year.  Net sales were also impacted by lower selling prices this season in the mass market channel than in the 2010 season.

Operating profit decreased $25 million primarily due to a $14 million decrease in sales volume and unfavorable product mix, $7 million in lower selling prices due to pricing pressures in the market place during the season’s product line reviews, $3 million increase in manufacturing costs, a $2 million increase in raw material costs, $2 million in higher SGA&R expense, $1 million of higher accelerated recognition of asset retirement obligations and an increase of $1 million in other costs, partially offset by a $2 million in favorable foreign currency translation, $2 million reduction in accelerated depreciation and $1 million in lower distribution costs.

Chemtura AgroSolutions

Net sales for the Chemtura AgroSolutions segment increased by $24 million to $185 million for the six month period ended June 30, 2011.  Operating profit in the six month period ended June 30, 2011 was $14 million compared with operating profit of $6 million in the six month period of 2010.

The increase in net sales reflected a $20 million increase in sales volume and a $4 million benefit from favorable foreign currency translation.  This was primarily driven by the ongoing recovery in sales of our products in Europe.

Operating profit increased primarily due to an $11 million benefit from higher sales volume and product mix, and $4 million decrease in manufacturing costs due to improved volumes.  These items were partially offset by $3 million in higher distribution costs, a $1 million decrease in equity income and other costs of $3 million.

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

Corporate expense was $54 million in the six month period ended June 30, 2011, which included $20 million of amortization expense related to intangible assets.  In comparison, corporate expense was $43 million in the six month period ended June 30, 2010 which included $18 million of amortization expense related to intangible assets.

The $11 million increase in corporate expense was primarily due to an increase in stock compensation expense, which included expense related to grants under the emergence incentive plans approved by the Bankruptcy Court.

LIQUIDITY AND CAPITAL RESOURCES

Financing Facilities

In order to emerge from Chapter 11 and provide for future capital needs, we obtained approximately $1 billion in financing in 2010.  On August 27, 2010, we completed a private placement offering under Rule 144A of $455 million aggregate principal amount of 7.875% senior notes due 2018 (the “Senior Notes”) at an issue price of 99.269% in reliance on an exemption pursuant to Section 4(2) of the Securities Act of 1933.  We also entered into a senior secured term facility credit agreement due 2016 (the “Term Loan”) with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1%.  The Term Loan permits us to increase the size of the facility by up to $125 million.  On the Effective Date, we entered into a five-year ABL Facility for an amount up to $275 million, subject to availability under a borrowing base (with a $125 million letter of credit sub-facility) due 2015.  The ABL Facility permits us to increase the size of the facility by up to $125 million subject to obtaining lender commitments to provide such increase.

Senior Notes

Our Senior Notes contain covenants that limit our ability to enter into certain transactions, such as incurring additional indebtedness, creating liens, paying dividends, and entering into acquisitions, dispositions and joint ventures.  As of June 30, 2011, we were in compliance with the covenant requirements of the Senior Notes.

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

In connection with the Senior Notes, in June 2011, we consummated an exchange offer registered with the Securities and Exchange Commission to exchange registered Senior Notes for unregistered Senior Notes originally issued in the private placement offering.  The terms of the registered Senior Notes are substantially identical to the unregistered Senior Notes, except that transfer restrictions, registration rights and additional interest provisions relating to the unregistered Senior Notes do not apply to the registered Senior Notes.

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

Additionally, the Term Loan requires that we meet certain financial maintenance covenants including a maximum Secured Leverage Ratio (as defined in the agreement) of 2.5:1.0 and a minimum Consolidated Interest Coverage Ratio (as defined in the agreement) of 3.0:1.0.  As of June 30, 2011, we were in compliance with the covenant requirements of the Term Loan.

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

If, at the end of any business day, the amount of unrestricted cash and cash equivalents held by the borrowers and guarantors (excluding amounts in certain exempt accounts) exceeds $20 million in the aggregate, mandatory prepayments of the loans under the ABL Facility (and cash collateralization of outstanding letters of credit) are required on the following business day in an amount necessary to eliminate such excess (net of our known cash uses on the date of such prepayment and for the two business days thereafter).

The ABL Facility agreement contains certain affirmative and negative covenants (applicable to us, the other borrowing subsidiaries, the guarantors and their respective subsidiaries), including, without limitation, covenants requiring financial reporting and notices of certain events, and covenants imposing limitations on incurrence of indebtedness and guarantees; liens; loans and investments; asset dispositions; dividends, redemptions, and repurchases of stock and prepayments, redemptions and repurchases of certain indebtedness; mergers, consolidations, acquisitions, joint ventures or creation of subsidiaries; material changes in business; transactions with affiliates; restrictions on distributions from subsidiaries and granting of negative pledges; changes in accounting and reporting; sale leasebacks; and speculative transactions, and a springing financial covenant requiring a minimum trailing 12-month fixed charge coverage ratio (as defined in the agreement) of 1.1 to 1.0 at all times during any period from the date when the amount available for borrowings under the ABL Facility falls below the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments to the date such available amount has been equal to or greater than the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments for 45 consecutive days.  As of June 30, 2011, we were in compliance with the covenant requirements of the ABL Facility.

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

At June 30, 2011, we had $91 million of borrowings under the ABL Facility and $14 million of outstanding letters of credit (primarily related to liabilities for insurance obligations and vendor deposits), which utilizes available capacity under the facility.  At December 31, 2010, we had no borrowings under the ABL and $12 million of outstanding letters of credit.  At June 30, 2011 and December 31, 2010, we had approximately $170 million and $185 million, respectively, of undrawn availability under the ABL Facility.

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

On January 25, 2010, our Board of Directors approved an initiative involving the consolidation and idling of certain assets within the Great Lakes Solutions business operations in El Dorado, Arkansas, which was approved by the Bankruptcy Court on February 23, 2010 and was expected to be substantially completed by the first half of 2012.  As a result of this restructuring plan, we recorded costs of approximately $30 million in 2010.  During 2010, the demand for brominated products used in electronic applications grew significantly and is expected to remain robust.  With the evidence that demand has now started to recover for our products used in oil and gas applications in the Gulf of Mexico as well as insulation and furniture foam applications, and recognizing the emerging demand for mercury removal applications, it became evident that we needed to produce larger quantities of bromine than were projected when we formulated our consolidation plan.  In addition, our partner has informed us that they will exercise their right to purchase our interest in a joint venture in the Middle East that supplies a brominated flame retardant to us.  While under the terms of the joint venture agreement, the purchaser is obligated to continue to supply the current volumes of the brominated flame retardant to us for two years following the acquisition, we need to plan for the ultimate production of this product.  Under the terms of the joint venture agreement, we expect to receive payment for our interest in the joint venture, which will assist in defraying the cost of any capacity additions that we may be required to make.  Our analysis has indicated that the most cost effective source of the additional bromine we require is to continue to operate many of the bromine assets we had planned to idle and to invest to improve their operating efficiency.  In light of this analysis, on April 20, 2011, our Board of Directors confirmed that we should defer a portion of the El Dorado restructuring plan and continue to operate certain of the bromine and brine assets that were planned to be idled.

The following items are the result of our newly implemented and proposed  initiatives for the first half of 2011:

•
On January 26, 2011, we announced the formation of ISEM S.r.l. (“ISEM”), a strategic research and development alliance with Isagro S.p.A., which will provide us access to two commercialized products and accelerate the development and commercialization of new active ingredients and molecules related to our Chemtura AgroSolutions segment.  ISEM is a 50/50 joint venture between us and Isagro S.p.A. and is being accounted for as an equity method investment.  Our investment in the joint venture was €20 million ($28 million), which was made in January 2011.  In addition, we and Isagro S.p.A. have agreed to jointly fund discovery and development efforts for ISEM, which is expected to amount to approximately $2 million per year from each partner for five years.  We will fund our contributions in part by a reduction in our planned direct research and development spending.

•
On February 1, 2011, we announced the formation of DayStar Materials, LLC, a joint venture with UP Chemical Co. Ltd. that will manufacture and sell high purity metal organic precursors for the rapidly growing LED market in our Industrial Engineered Products segment.  The joint venture will begin supplying high purity metal organic precursors in the second quarter of 2011.  DayStar Materials, LLC is a 50/50 joint venture and is being accounted for as an equity method investment.  We made cash contributions of $2 million in February 2011 and $3 million in May 2011, and we expect to make additional contributions of approximately $2 million in the second half of 2011 in accordance with the agreement.

•
On May 23, 2011, we announced the signing of a letter of intent with Archean Group to establish a strategic alliance in bromine and brominated derivatives in India.  This alliance would strengthen the brominated performance products business of our Industrial Engineered Products segment by providing it with a strong position to respond to customer demand from a cost-competitive and consistent Indian supply.

•
On June 6, 2011, we announced our intent to build a new multi-purpose manufacturing facility in Nantong, China to support our growth strategy for the Asia-Pacific region.  This new manufacturing capacity will initially serve the petroleum additives and urethanes businesses included in our Industrial Performance Products segment, and will allow us to continue to grow our most advanced product lines.

•
On July 28, 2011, we announced our plan to establish a European manufacturing capability for our Synton® line of high-viscosity polyalphaolefin (HVPAO) synthetic basestocks.  This increased capacity will support our ability to meet the increasing global demand for these products by locating production capacity in a region of significant demand growth, and will enhance our service levels to continue to meet our customer commitments.  Engineering work has commenced to enable production of the Synton® 40 and Synton® 100 HVPAO brands at our facility in Ankerweg, Amsterdam, The Netherlands by 2013.

Cash Flows from Operating Activities

Net cash used in operating activities was $70 million for the six months ended June 30, 2011 compared to net cash used in operating activities of $79 million in the comparable period for 2010.  Changes in key working capital accounts are summarized below:

Favorable (unfavorable)	Six months ended	Six months ended
(In millions)	June 30, 2011	June 30, 2010
Accounts receivable	$(110)	$(165)
Inventories	(57)	(23)
Restricted cash	30	-
Accounts payable	11	34
Pension and post-retirement health care liabilities	(66)	(6)
Liabilities subject to compromise	-	(2)

During the six months ended June 30, 2011, accounts receivable increased by $110 million driven by increased volume principally within the Industrial Performance Products and Industrial Engineered Products segments.  With available liquidity  in 2011, we were able to resume our historic practice of building inventory ahead of the higher seasonal demand for some of our products in the summer and, as such, inventory increased $57 million during the six months ended June 30, 2011.  Restricted cash decreased by $30 million as a result of settlements of disputed claims.  Accounts payable increased by $11 million in the six months ended June 30, 2011 primarily a result of growth in raw material and capital purchases and improving vendor credit terms.  Pension and post-retirement health care liabilities decreased due to the funding of benefit obligations.  Pension and post-retirement contributions amounted to $72 million in 2011, which included $15 million for domestic plans and $57 million for international plans.

Cash flows from operating activities in 2011 were adjusted by the impact of certain non-cash and other charges, which primarily included depreciation and amortization expense of $71 million, stock-based compensation expense of $16 million and  impairment charges of $3 million.

During the six months ended June 30, 2010, accounts receivable increased by $165 million and inventory increased $23 million reflecting seasonal demand.  Accounts payable increased by $34 million in the six months ended June 30, 2010 due to the timing of purchases and vendor payments.  Pension and post-retirement health care liabilities decreased due to the timing of our funding of benefit payments.  Liabilities subject to compromise were impacted by payments of $2 million against pre-petition liabilities that were approved by the Bankruptcy Court.

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

Cash Flows from Investing and Financing Activities

Investing Activities

Net cash used in investing activities was $88 million for the six months ended 2011.  Investing activities were primarily related to payments for joint ventures of $33 million, which included $28 million for ISEM and $5 million for DayStar Materials, LLC, and $55 million in capital expenditures for U.S. and international facilities, environmental and other compliance requirements.

Net cash used in investing activities was $17 million for the six months ended June 30, 2010.  Investing activities were primarily related to capital expenditures for U.S. and international facilities and environmental and other compliance requirements, partially offset by proceeds received from the sale of certain business assets.

Financing Activities

Net cash provided by financing activities was $96 million for the six months ended of 2011, which included proceeds from the ABL Facility of $91 million, proceeds from short term borrowings of $4 million and proceeds from the exercise of stock options of $1 million.

Net cash provided by financing activities was $50 million for the six months ended 2010, which included proceeds of $299 million from the Amended DIP Credit Facility, and proceeds of $17 million from the 2007 Credit Facility resulting from the draw down of certain letters of credit issued under the facility, partially offset by the extinguishment $250 million under the DIP Credit Facility of and $16 million in fees associated with the refinancing of the Amended DIP Credit Facility.

Other Sources and Uses of Cash

In 2011, we expect to finance our continuing operations and capital spending requirements for 2011 with cash flows provided by operating activities, available cash and cash equivalents, borrowings under our ABL Facility and other sources.  Cash and cash equivalents as of June 30, 2011 were $143 million.

Contractual Obligations and Other Cash Requirements

During the six months ended June 30, 2011, we made aggregate contributions of $72 million to our U.S. and international pension and post-retirement benefit plans.  Our funding assumptions for the U.S. pension plans assume no significant change with regard to demographics, legislation, plan provisions, or actuarial assumptions or methods to determine the estimated funding requirements.

As previously disclosed, on December 22, 2010, the UK Pensions Regulator issued a “warning notice” to us, stating their intent to request authority to issue a “financial support direction” against us for the support of the benefit obligations under one of our UK pension plans.  Our UK subsidiary that is responsible for this plan has entered into definitive agreements with the trustees of that plan over the terms of a “recovery plan” which will provide for additional cash contributions to be made to reduce its underfunding over time and the UK Pensions Regulator has withdrawn the “warning notice.”  The agreements provide, among other things, for our UK subsidiary to make cash contributions of £60 million (approximately $95 million) in just over a three year period starting with an initial contribution of £30 million ($49 million) that we made in the second quarter of 2011.  The agreements also provide for the granting of both a security interest and a guarantee to support certain of the liabilities under this pension plan.  There is also an evaluation being undertaken as to whether an additional funding liability exists in connection with the equalization of certain benefits under the UK Pension Plan that occurred in the early 1990s.  If such an additional liability exists, additional cash contributions may be required starting in 2013.

We had net liabilities related to unrecognized tax benefits of $47 million at June 30, 2011.  We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $14 million within the next 12 months.

Guarantees

In addition to $14 million in outstanding letters of credit at June 30, 2011, we have guarantees that have been provided to various financial institutions.  At June 30, 2011, we had $5 million of outstanding guarantees primarily related to vendor deposits.  The letters of credit and guarantees were primarily related to liabilities for insurance obligations, vendor deposits and European value added tax (“VAT”) obligations.

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions that affect the amounts and disclosures reported in our Consolidated Financial Statements and accompanying notes.  Our estimates are based on historical experience and currently available information.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies footnote in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 describe the critical accounting estimates and accounting policies used in the preparation of our Consolidated Financial Statements.  Actual results could differ from management’s estimates and assumptions.  There have been no significant changes in our critical accounting estimates during the six month period ended June 30, 2011.

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

During the annual review as of July 31, 2010, we identified risks inherent in our Chemtura AgroSolutions reporting unit forecast given the recent performance of this reporting unit which was below expectations.  At the end of the fourth quarter of 2010, this reporting unit’s performance had significantly fallen below expectations for several consecutive quarters.  We concluded that it was appropriate to perform a goodwill impairment review as of December 31, 2010.  We used revised forecasts to compute the estimated fair value of this reporting unit.  These projections indicated that the estimated fair value of the Chemtura AgroSolutions reporting unit was less than the carrying value.  Based upon our preliminary step 2 analysis, an estimated goodwill impairment charge of $57 million was recorded (representing the remaining goodwill of this reporting unit).  Due to the complexities of the analysis, which involves an allocation of the fair value, we finalized our step 2 analysis and goodwill impairment charge in the first quarter of 2011.  This analysis supported our 2010 conclusion that the goodwill was fully impaired.

OUTLOOK

With a robust first half behind us, we are now focused on delivering year-on-year improvement again in the second half of the year.  While we are closely monitoring our customers for indications of slower macroeconomic demand, we remain optimistic about our prospects for the second half of the year and our ability to deliver continued year-on-year improvement.  Our industrial segments are performing strongly and they are expected to offset any softness in our Consumer Products business.  Meanwhile, we expect improvement by Chemtura AgroSolutions to continue.  We are investing in innovation and growth as evidenced by our recent announcements of investments in synthetic lubricant base-stock capacity in Europe and a multi-purpose manufacturing facility in Nantong, China.  These and other investments will help us continue our improvement in profitability and margins beyond 2011.

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

Such risks and uncertainties include, but are not limited to:

•	The cyclical nature of the global chemicals industry;
•	Increases in the price of raw materials or energy and our ability to recover cost increases through increased selling prices for our products;
•	Disruptions in the availability of raw materials or energy;
•	Our ability to implement our growth strategies in rapidly growing markets;
•	Our ability to obtain the requisite regulatory and other approvals to implement the plan to build a new multi-purpose manufacturing facility in Nantong, China;
•	Declines in general economic conditions;
•	The effects of competition;
•	The ability to comply with product registration requirements of regulatory authorities, including the FDA and European Union REACh legislation;
•	The effect of adverse weather conditions;
•	The ability to grow profitability in our Chemtura AgroSolutions segment;
•	Demand for Chemtura AgroSolutions segment products being affected by governmental policies;
•	Current and future litigation, governmental investigations, prosecutions and administrative claims;
•	Environmental, health and safety regulation matters;
•	Federal regulations aimed at increasing security at certain chemical production plants;
•	Significant international operations and interests;
•	Our ability to maintain adequate internal controls over financial reporting;
•	Exchange rate and other currency risks;
•	Our dependence upon a trained, dedicated sales force;
•	Operating risks at our production facilities;
•	Our ability to protect our patents or other intellectual property rights;
•	Whether our patents may provide full protection against competing manufacturers;
•	Our ability to remain technologically innovative and to offer improved products and services in a cost-effective manner;
•	The risks to our joint venture investments resulting from lack of sole decision making authority;
•	Our unfunded and underfunded defined benefit pension plans and post-retirement welfare benefit plans;
•	Risks associated with possible climate change legislation, regulation and international accords;
•	The ability to support the carrying value of the goodwill and long-lived assets related to our businesses; and
•	Other risks and uncertainties detailed in Item 1A. Risk Factors in our filings with the Securities and Exchange Commission.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

This Item should be read in conjunction with Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and Note 16, “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.  Also see Note 13, “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements (unaudited) included in this Form 10-Q.

The fair market value of long-term debt is subject to interest rate risk.  Our total debt amounted to $846 million at June 30, 2011.  The fair market value of such debt as of June 30, 2011 was $888 million, which has been determined primarily based on quoted market prices.

There have been no other significant changes in market risk during the six months ended June 30, 2011.

ITEM 4.  Controls and Procedures

(a) Disclosure Controls and Procedures

As of June 30, 2011, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

See Note 17 – Legal Proceedings and Contingencies in the Notes to our Consolidated Financial Statements for a description of our legal proceedings.

ITEM 1A.  Risk Factors

Our risk factors are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in our Quarterly Report on Form 10-Q for the period ended March 31, 2011, as amended.  Investors are encouraged to review those risk factors in detail before making any investment in our securities.  Except as described below, there have been no significant changes in our risk factors during the quarter ended June 30, 2011.

A proposal to ban the manufacture, import and sale of products containing alkylphenols in France may affect our Catenoy, France facility.

On May 4, 2011, the French National Assembly adopted a proposal to ban the manufacture, import and sale of products containing alkylphenols.  If this proposal is ultimately passed by the French Senate, the legislation could have an impact on our Catenoy, France facility, which manufactures chemicals containing alkylphenols and limit sale in France of products containing alkylphenols produced elsewhere in the group.  To the extent we are unable to replace the production of our Catenoy facility in a timely manner, we may experience supply shortages and lower sales for certain of our Industrial Performance Products.

ITEM 6.  Exhibits

The following documents are filed as part of this report:

Number	Description

31.1	Certification of Periodic Report by Chemtura Corporation’s Chief Executive Officer (Section 302).
31.2	Certification of Periodic Report by Chemtura Corporation’s Chief Financial Officer (Section 302).

32.1	Certification of Periodic Report by Chemtura Corporation’s Chief Executive Officer (Section 906).

32.2	Certification of Periodic Report by Chemtura Corporation’s Chief Financial Officer (Section 906).

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*         Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

CHEMTURA CORPORATION
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMTURA CORPORATION (Registrant)

Date: August 3, 2011	/s/ Kevin V. Mahoney
Name: Kevin V. Mahoney Title: Senior Vice President, Corporate Controller and Chief Accounting Officer