Form 10-Q
period 2011-09-30
Chemtura CORP
filed 2011-11-01
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
☒	SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
☐	SECURITIES EXCHANGE ACT OF 1934
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes		☒ No

The number of shares of common stock outstanding as of the latest practicable date is as follows:
Class	Number of shares outstanding at September 30, 2011
Common Stock - $.01 par value	98,209,798

CHEMTURA CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2011

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
Quarters and nine months ended September 30, 2011 and 2010
 (In millions, except per share data)

	Quarters ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net sales	$773	$710	$2,348	$2,080

Cost of goods sold	599	550	1,789	1,587
Selling, general and administrative	84	85	255	232
Depreciation and amortization	35	40	106	134
Research and development	11	11	33	31
Facility closures, severance and related costs	-	(2)	-	1
Gain on sale of busniess	-	(2)	-	(2)
Impairment charges	-	-	3	-
Changes in estimates related to expected allowable claims	-	(40)	1	33
Equity income	(1)	(1)	(3)	(3)

Operating profit	45	69	164	67
Interest expense (a)	(16)	(35)	(48)	(164)
Loss on early extinguishment of debt	-	-	-	(13)
Other (expense) income , net	(1)	8	(1)	(2)
Reorganization items, net	(6)	(33)	(19)	(80)

Earnings (loss) from continuing operations before income taxes	22	9	96	(192)
Income tax (provision) benefit	(13)	2	(10)	(14)

Earnings (loss) from continuing operations	9	11	86	(206)
Loss from discontinued operations, net of tax	-	-	-	(1)
Loss on sale of discontinued operations, net of tax	-	(3)	-	(12)
Net earnings (loss)	9	8	86	(219)

Less: Net loss (earnings) attributed to non-controlling interests	-	1	(1)	-

Net earnings (loss) attributable to Chemtura	$9	$9	$85	$(219)

Basic and diluted per share information - attributable to Chemtura
Earnings (loss) from continuing operations	$0.09	$0.05	$0.85	$(0.85)
Loss from discontinued operations, net of tax	-	-	-	-
Loss on sale of discontinued operations, net of tax	-	(0.01)	-	(0.05)
Net earnings (loss) attributable to Chemtura	$0.09	$0.04	$0.85	$(0.90)

Weighted average shares outstanding - Basic	100.3	242.9	100.2	242.9

Weighted average shares outstanding - Diluted	100.5	242.9	100.4	242.9

Amounts attribuable to Chemtura stockholders:
Earnings (loss) from continuing operations	$9	$12	$85	$(206)
Loss from discontinued operations, net of tax	-	-	-	(1)
Loss on sale of discontinued operations, net of tax	-	(3)	-	(12)
Net earnings (loss) attributable to Chemtura	$9	$9	$85	$(219)

(a)
During the quarter and nine months ended September 30, 2010, $21 million and $129 million, respectively, of contractual interest expense was recorded relating to interest obligations on unsecured claims for the period from March 18, 2009 through September 30, 2010 that were considered probable to be paid based on the plan of reorganization filed and later confirmed on November 10, 2010.

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2011 (Unaudited) and December 31, 2010
(In millions, except per share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$191	$201
Restricted cash	2	32
Accounts receivable, net	497	489
Inventories, net	562	528
Other current assets	131	171
Total current assets	1,383	1,421

NON-CURRENT ASSETS
Property, plant and equipment, net	724	716
Goodwill	175	175
Intangible assets, net	404	429
Non-current restricted cash	-	6
Other assets	195	166

Total assets	$2,881	$2,913

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term borrowings	$27	$3
Accounts payable	177	191
Accrued expenses	190	281
Income taxes payable	23	14
Total current liabilities	417	489

NON-CURRENT LIABILITIES
Long-term debt	748	748
Pension and post-retirement health care liabilities	421	498
Other liabilities	212	207
Total liabilities	1,798	1,942

STOCKHOLDERS' EQUITY
Common stock - $0.01 par value
Authorized - 500.0 shares
Issued and outstanding - 98.2 shares at September 30, 2011 and 95.6 shares at December 31, 2010	1	1
Additional paid-in capital	4,346	4,305
Accumulated deficit	(2,983)	(3,068)
Accumulated other comprehensive loss	(290)	(276)
Total Chemtura stockholders' equity	1,074	962

Non-controlling interest	9	9
Total stockholders' equity	1,083	971

Total liabilities and stockholders' equity	$2,881	$2,913

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months ended September 30, 2011 and 2010
(In millions)

	Nine months ended September 30,
Increase (decrease) in cash	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$86	$(219)
Adjustments to reconcile net earnings (loss)
to net cash provided by operating activities:
Gain on sale of business	-	(2)
Loss on sale of discontinued operations	-	12
Impairment charges	3	2
Loss on early extinguishment of debt	-	13
Depreciation and amortization	106	134
Stock-based compensation expense	22	1
Reorganization items, net	2	(7)
Changes in estimates related to expected allowable claims	1	33
Contractual post-petition interest expense	-	129
Equity income	(3)	(3)
Changes in assets and liabilities, net of assets acquired
and liabilities assumed:
Accounts receivable	(11)	(80)
Inventories	(37)	(39)
Restricted cash	36	-
Accounts payable	(14)	39
Pension and post-retirement health care liabilities	(74)	(9)
Liabilities subject to compromise	-	(3)
Other	(26)	40
Net cash provided by operating activities	91	41

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	-	26
Payments for acquisitions	(33)	-
Capital expenditures	(92)	(62)
Net cash used in investing activities	(125)	(36)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from ABL Facility, net	20	-
Proceeds from Senior Notes	-	452
Proceeds from Term Loans	-	292
Restricted cash from Senior Notes and Term Loan deposited in escrow	-	(758)
Proceeds from Amended DIP Credit Facility	-	299
Payments on DIP Credit Facility	-	(250)
Proceeds from 2007 Credit Facility, net	-	17
Proceeds from other short term borrowings, net	5	-
Payments for debt issuance and refinancing costs	-	(31)
Proceeds from exercise of stock options	1	-
Net cash provided by financing activities	26	21

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(2)	1
Change in cash and cash equivalents	(10)	27
Cash and cash equivalents at beginning of period	201	236
Cash and cash equivalents at end of period	$191	$263

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1)	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The information in the foregoing Consolidated Financial Statements for the quarters and nine months ended September 30, 2011 and 2010 is unaudited but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature, except as otherwise disclosed in the accompanying notes to our Consolidated Financial Statements.

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

We operated as a debtor-in-possession under the protection of the U.S. Bankruptcy Court from March 18, 2009 (the “Petition Date”) through November 10, 2010, the date we emerged from Chapter 11 (the “Effective Date”).  From the Petition Date through the Effective Date, our Consolidated Financial Statements were prepared in accordance with Accounting Standards Codification (“ASC”) Section 852-10-45, Reorganizations – Other Presentation Matters (“ASC 852-10-45”) which requires that financial statements, for periods during the pendency of our Chapter 11 proceedings, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain income, expenses, realized gains and losses and provisions for losses that were realized or incurred during the Chapter 11 proceedings were recorded in reorganization items, net on our Consolidated Statements of Operations in 2010 and continue in 2011, but at a much reduced amount.  In connection with our emergence from Chapter 11 on November 10, 2010, we recorded certain “plan effect” adjustments to our Consolidated Financial Statements as of the Effective Date in order to reflect certain provisions of our plan of reorganization.

The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the period ended December 31, 2010.  The consolidated results of operations for the quarter and nine months ended September 30, 2011 are not necessarily indicative of the results expected for the full year.

Accounting Policies and Other Items

Cash and cash equivalents include bank term deposits with original maturities of three months or less.  Included in cash and cash equivalents in our Consolidated Balance Sheets at both September 30, 2011 and December 31, 2010 is $1 million of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.

Included in our restricted cash balance at September 30, 2011 and December 31, 2010 is $2 million and $38 million, respectively, of cash on deposit for the settlement of disputed bankruptcy claims that existed at the Effective Date.  At September 30, 2011, $2 million of restricted cash is included within current assets in our Consolidated Balance Sheet.  At December 31, 2010, $32 million and $6 million of restricted cash is included within current assets and non-current assets, respectively, in our Consolidated Balance Sheet.

Included in accounts receivable are allowances for doubtful accounts of $22 million and $24 million as of September 30, 2011 and December 31, 2010, respectively.

During the nine months ended September 30, 2011 and 2010, we made interest payments of approximately $52 million and $22 million, respectively.  During the nine months ended September 30, 2011 and 2010, we made payments for income taxes (net of refunds) of $8 million and $5 million, respectively.

Accounting Developments

In May 2011, the Financial Accounting Standards Board (“FASB”)  issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  ASU 2011-04 amends U.S. GAAP to conform it with fair value measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”).  The amendments in ASU 2011-04 changed the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The provisions of ASU 2011-04 are effective for the first reporting period (including interim periods) beginning after December 15, 2011.  We are currently evaluating the impact this accounting standard update will have on our results of operations, financial condition or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented.  The provisions of ASU 2011-05 are effective for the first reporting period (including interim periods) beginning after December 15, 2011.  The adoption of this standard will not have a  material financial statement impact as it only impacts the presentation of our financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our results of operations or financial condition.

In September 2011, the FASB issued ASU No. 2011-09, Compensation—Retirement Benefits Multiemployer Plans (Subtopic 715-80). The guidance in ASU 2011-09 assists users of financial statements assess the potential future cash flow implications relating to an employer’s participation in multiemployer pension plans. The disclosures will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. The amendments in this ASU are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our results of operations or financial condition.

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

On June 17, 2010, the U.S. Debtors filed the initial version of our plan of reorganization and related disclosure statement (as amended, modified or supplemented, the “Plan” and “Disclosure Statement”) with the Bankruptcy Court and on July 9, 2010, July 20, 2010, August 5, 2010, September 14, 2010 and September 20, 2010, the Debtors filed revised versions of the Plan and Disclosure Statement with the Bankruptcy Court.  The final version of the Plan was filed with the Bankruptcy Court on October 29, 2010.  The Plan organized claims against the Debtors into classes according to their relative priority and certain other criteria.  For each class, the Plan described (a) the type of claim or interest, (b) the recovery available to the holders of claims or interests in that class under the Plan, (c) whether the class was “impaired” under the Plan, meaning that each holder would receive less than the full value on account of its claim or interest or that the rights of holders under law will be altered in some way (such as receiving stock instead of holding a claim) and (d) the form of consideration (e.g., cash, stock or a combination thereof), if any, that such holders were to receive on account of their respective claims or interests.  Distributions to creditors under the Plan generally included a combination of common shares in the capital of the reorganized company authorized pursuant to the Plan (the “New Common Stock”), cash, reinstatement or such other treatment as agreed between the Debtors and the applicable creditor.  Certain creditors were eligible to elect, when voting on the Plan, to receive their recovery in the form of the maximum available amount of cash or the maximum available amount of New Common Stock.  Holders of previously outstanding Chemtura stock (“Holders of Interests”), based upon their vote as a class to reject the Plan, received their pro rata share of value available for distribution, after all allowed claims have been paid in full and certain disputed claims reserves required by the Plan have been established in accordance with the terms of the Plan.  The Plan provides that Holders of Interests may also be entitled to supplemental distributions if amounts reserved on account of disputed claims exceed the value of claims that are ultimately allowed and two such supplemental distributions have been made to date.

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

Pursuant to the Plan, and by orders of the Bankruptcy Court dated September 24, 2010, October 19, 2010 and October 29, 2010, the Debtors established the Diacetyl Reserve, the Environmental Reserve and the Disputed Claims Reserve on account of disputed claims as of the Effective Date.  All claims as to which an objection was filed and ultimately allowed by the Bankruptcy Court regarding Diacetyl and environmental matters have been satisfied through the Diacetyl and Environmental reserves.  To the extent remaining claims are allowed by the Bankruptcy Court, these claims will be paid from the Disputed Claims Reserve.  These reserves have been funded through cash (which is reflected as restricted cash on our Consolidated Balance Sheet) and shares of common stock reserved for future issuance.  Accruals for expected allowed claims relating to these disputed claims are recorded when the settlement amount is probable and reasonably estimable which may differ from the total of the approved reserve amount.

Pursuant to the Plan and the October 29, 2010 order approving the Disputed Claims Reserve, Holders of Interests in Chemtura may also be entitled to supplemental distributions (in the form of cash and/or stock) if amounts reserved on account of disputed claims exceed the value of claims that are ultimately allowed.  These Holders of Interests will be entitled to a portion of any excess value held in specified segregated reserves within the Disputed Claims Reserve following the resolution of the claims for which the segregated reserves are held.  These Holders of Interests will also be entitled to all excess value held in the Disputed Claims Reserve after all disputed claims are either disallowed or allowed and satisfied from the Disputed Claims Reserve.  Holders of Interests may also be entitled to interim distributions from the Disputed Claims Reserve if the Bankruptcy Court determines that the amount held in the reserve may be reduced before all disputed claims have been allowed or disallowed.  We made our first supplemental distribution in March 2011, representing a portion of excess value held in specific segregated reserves within the Disputed Claims Reserve.  On June 23, 2011, we filed a motion with the Bankruptcy Court seeking authority to make a second supplemental distribution to Holders of Interests consisting of excess distributable value in the segregated reserve established for the claims of Oildale Energy LLC following the consensual reduction of such reserve in accordance with the Bankruptcy Court’s estimation of Oildale Energy’s claim.  On July 14, 2011, the Bankruptcy Court approved the second supplemental distribution from the Disputed Claims Reserve.  We made our second supplemental distribution in August 2011 consisting of the amount of excess distributable value approved by the Bankruptcy Court as requested in our June 23, 2011 motion and excess distributable value in certain other segregated reserves within the Disputed Claims Reserve in accordance with the Plan and the October 29, 2010 order.

A summary of the above described approved distributable claims reserves is as follows:

(In millions)	Diacetyl Reserve	Environmental Reserve	Disputed Claims Reserve	Segregated Reserves	Total Reserves
Distributable amount approved at Effective Date	$7	$38	$42	$30	$117
Settlements	(7)	(9)	(2)	(4)	(22)
Distributable balance at December 31, 2010	-	29	40	26	95
Settlements	-	(27)	(20)	(2)	(49)
Supplemental distributions	-	-	(5)	(12)	(17)
Reclass to disputed claims reserve	-	(2)	14	(12)	-
Distributable balance at September 30, 2011	$-	$-	$29	$-	$29

The Reorganization Items, net recorded in our Consolidated Statements of Operations related to our Chapter 11 cases comprise the following:

	Quarters ended September 30,		Nine months ended September 30,
(In millions)	2011	2010	2011	2010
Professional fees	$2	$41	$14	$83
Rejections or terminations of lease agreements (a)	-	-	-	2
Severance and closure costs - manufacturing plants and warehouses (a)	1	2	1	3
Claim settlements, net (b)	3	(10)	4	(8)
Total reorganization items, net	$6	$33	$19	$80

(a)	Represents charges for cost savings initiatives for which Bankruptcy Court approval has been obtained or requested. For additional information see Note 16 – Restructuring Activities.

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

Acquisitions

On January 26, 2011, we announced the formation of ISEM S.r.l. (“ISEM”), a strategic research and development alliance with Isagro S.p.A., which will provide us access to two commercialized products and accelerate the development and commercialization of new active ingredients and molecules related to our Chemtura AgroSolutions segment.  ISEM is a 50/50 joint venture between us and Isagro S.p.A. and is being accounted for as an equity method investment.  Our investment in the joint venture was €20 million ($28 million), which was made in January 2011.  In addition, we and Isagro S.p.A. have agreed to jointly fund discovery and development efforts for ISEM, which is expected to amount to approximately $2 million annually from each partner for five years.  We will fund our contributions in part by a reduction in our planned direct research and development spending.

On February 1, 2011, we announced the formation of DayStar Materials, LLC, a joint venture with UP Chemical Co. Ltd. that will manufacture and sell high purity metal organic precursors for the rapidly growing LED market in our Industrial Engineered Products segment.  DayStar Materials, LLC is a 50/50 joint venture and is being accounted for as an equity method investment.  We made cash contributions of $2 million in February 2011 and $3 million in May 2011, and we expect to make an additional cash contribution of approximately $2 million during the fourth quarter of 2011 in accordance with the joint venture agreement.

Divestitures

On April 30, 2010, we completed the sale of our polyvinyl chloride (“PVC”) additives business to Galata Chemicals LLC for net proceeds of $38 million.  The net assets sold consisted of accounts receivable of $47 million, inventory of $42 million, other current assets of $6 million and other assets of $1 million, less pension and other post-retirement health care liabilities of $25 million, accounts payable of $3 million and other accrued liabilities of $1 million.  A pre-tax loss of approximately $13 million was recorded on the sale in 2010 after the elimination of $16 million of accumulated other comprehensive income (“AOCI”) resulting from the liquidation of a foreign subsidiary as part of the transaction.  All applicable disclosures included in the accompanying footnotes have been updated to reflect the PVC additives business as a discontinued operation.

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

4)	INVENTORIES

Components of inventories are as follows:
	September 30,	December 31,
(In millions)	2011	2010
Finished goods	$349	$325
Work in process	41	41
Raw materials and supplies	172	162
	$562	$528

Included in the above net inventory balances are inventory obsolescence reserves of approximately $19 million and $23 million at September 30, 2011 and December 31, 2010, respectively.

5)	PROPERTY, PLANT AND EQUIPMENT
	September 30,	December 31,
(In millions)	2011	2010
Land and improvements	$80	$79
Buildings and improvements	242	231
Machinery and equipment	1,237	1,174
Information systems equipment	179	173
Furniture, fixtures and other	32	32
Construction in progress	93	97
	1,863	1,786
Less accumulated depreciation	(1,139)	(1,070)
	$724	$716

Depreciation expense was $25 million and $31 million for the quarters ended September 30, 2011 and 2010, respectively and $77 million and $107 million for the nine months ended September 30, 2011 and 2010, respectively.  Depreciation expense included accelerated depreciation of certain fixed assets associated with our restructuring programs of $5 million for the quarter ended September 30, 2010 and $1 million and $26 million for the nine months ended September 30, 2011 and 2010, respectively.

6)	GOODWILL AND INTANGIBLE ASSETS

Our goodwill balance was $175 million at September 30, 2011 and December 31, 2010. The goodwill is allocated entirely to the Industrial Performance Products segment.  The goodwill balance at September 30, 2011 reflected accumulated impairments of $90 million.

We elected to perform our annual goodwill impairment procedures for all of our reporting units in accordance with ASC Subtopic 350-20, Intangibles – Goodwill and Other - Goodwill (“ASC 350-20”) as of July 31, or sooner, if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  We estimate the fair value of our reporting units utilizing income and market approaches through the application of discounted cash flow and market comparable methods (Level 3 inputs as described in Note 14 – Financial Instruments and Fair Value Measurements).  The assessment is required to be performed in two steps: step one to test for a potential impairment of goodwill and, if potential impairments are identified, step two to measure the impairment loss through a full fair valuing of the assets and liabilities of the reporting unit utilizing the acquisition method of accounting.  We concluded that no goodwill impairment existed in any of our reporting units based on the annual review as of July 31, 2011.

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

Our intangible assets (excluding goodwill) are comprised of the following:

	September 30, 2011			December 31, 2010
(In millions)	Gross Cost	Accumulated Amortization	Net Intangibles	Gross Cost	Accumulated Amortization	Net Intangibles
Patents	$129	$(69)	$60	$127	$(62)	$65
Trademarks	265	(69)	196	264	(62)	202
Customer relationships	148	(49)	99	147	(43)	104
Production rights	46	(27)	19	46	(24)	22
Other	72	(42)	30	73	(37)	36
Total	$660	$(256)	$404	$657	$(228)	$429

The increase in gross intangible assets since December 31, 2010 is primarily due to additions of $4 million and foreign currency translation of $4 million, partially offset by a $3 million write-off of fully amortized intangibles (offset within accumulated amortization) and a $2 million impairment charge related to patents with no future use.

Amortization expense related to intangible assets amounted to $9 million and $10 million for the quarters ended September 30, 2011 and 2010, respectively, and $29 million and $28 million for the nine months ended September 30, 2011 and 2010, respectively.

7)	DEBT

Our debt is comprised of the following:

	September 30,	December 31,
(In millions)	2011	2010

7.875% Senior Notes due 2018	$452	$452
Term Loan due 2016	293	292
ABL Facility	20	-
Other borrowings	10	7
Total Debt	775	751

Less: ABL Facility	(20)	-
Less: Other short-term borrowings	(7)	(3)

Long-term debt	$748	$748

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

Senior Notes

Our Senior Notes contain covenants that limit our ability to enter into certain transactions, such as incurring additional indebtedness, creating liens, paying dividends, and entering into certain dispositions and joint ventures.  As of September 30, 2011, we were in compliance with the indenture agreement governing our Senior Notes.

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

The Term Loan contains covenants that limit, among other things, our ability to enter into certain transactions, such as creating liens, incurring additional indebtedness or repaying certain indebtedness, making investments, paying dividends, and entering into certain acquisitions, dispositions and joint ventures.

Additionally, the Term Loan requires that we meet certain financial maintenance covenants including a maximum Secured Leverage Ratio (as defined in the agreement) of 2.5:1.0 and a minimum Consolidated Interest Coverage Ratio (as defined in the agreement) of 3.0:1.0.  As of September 30, 2011, we were in compliance with the covenant requirements of the Term Loan.

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

The ABL Facility agreement contains certain affirmative and negative covenants (applicable to us, the other borrowing subsidiaries, the guarantors and their respective subsidiaries), including, without limitation, covenants requiring financial reporting and notices of certain events, and covenants imposing limitations on incurrence of indebtedness and guarantees; liens; loans and investments; asset dispositions; dividends, redemptions, and repurchases of stock and prepayments, redemptions and repurchases of certain indebtedness; mergers, consolidations, acquisitions, joint ventures or creation of subsidiaries; material changes in business; transactions with affiliates; restrictions on distributions from subsidiaries and granting of negative pledges; changes in accounting and reporting; sale leasebacks; and speculative transactions, and a springing financial covenant requiring a minimum trailing 12-month fixed charge coverage ratio  (as defined in the agreement) of 1.1 to 1.0 at all times during any period from the date when the amount available for borrowings under the ABL Facility falls below the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments to the date such available amount has been equal to or greater than the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments for 45 consecutive days.  As of September 30, 2011, we were in compliance with the covenant requirements of the ABL Facility.

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

At September 30, 2011, we had $20 million of borrowings under the ABL Facility and $14 million of outstanding letters of credit (primarily related to liabilities for insurance obligations and vendor deposits), which utilizes available capacity under the facility.  At December 31, 2010, we had no borrowings under the ABL and $12 million of outstanding letters of credit.  At September 30, 2011 and December 31, 2010, we had approximately $207 million and $185 million, respectively, of undrawn availability under the ABL Facility.

Accounts Receivable Financing Facility

On October 26, 2011, certain of our European subsidiaries (the “Sellers”) entered into a trade receivables financing facility (the “A/R Financing Facility”) with GE Factofrance SAS as purchaser (the “Purchaser”).  Pursuant to the A/R Financing Facility, and subject to certain conditions stated therein, the Purchaser has agreed to purchase from the Sellers, on a revolving basis, certain trade receivables up to a maximum amount outstanding at any time of €68 million.  The A/R Financing Facility is uncommitted and has an indefinite term.  Since availability under the A/R Financing Facility is expected to vary depending on the value of the Seller’s eligible trade receivables, the Sellers’ availability under the A/R Financing Facility may increase or decrease from time to time.  The monthly financing fee on the drawn portion of the A/R Financing Facility is the applicable Base Rate plus 1.50%.  In addition, the A/R Financing Facility is subject to a minimum commission on the annual volume of transferred receivables.  At October 31, 2011, we had no outstanding borrowings under the A/R Financing Facility.

8)	INCOME TAXES

We reported an income tax provision from continuing operations of $13 million and an income tax benefit of $2 million for the quarters ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011 and 2010 we reported an income tax provision from continuing operations of $10 million and $14 million, respectively.  The tax provision reported for the nine months ended September 30, 2011 included a decrease in deferred foreign income taxes of approximately $17 million that had been recorded in an international jurisdiction in prior years and an increase in foreign income taxes of approximately $5 million relating to a foreign tax matter dating back to the 1990s.  The $17 million tax benefit was recorded after receiving approval from the international jurisdiction to change our filing position.  We have offset our current year-to-date U.S income with net operating loss carryforwards and reduced the associated valuation allowance.  In the quarter and nine months ended September 30, 2010, we established a valuation allowance against the tax benefits associated with our 2010 U.S. net operating loss.  We will continue to adjust our tax provision through the establishment or reduction of non-cash valuation allowances until we determine that it is more-likely than not that the net deferred tax assets associated with our U.S. operations will be utilized.

We have net liabilities related to unrecognized tax benefits of $47 million and $41 million at September 30, 2011 and December 31, 2010, respectively. The increase is primarily due to a foreign tax as discussed above.

We recognize interest and penalties related to unrecognized tax benefits as income tax expense.  Accrued interest and penalties are included within the related liability captions in our Consolidated Balance Sheet.

We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $19 million within the next year.  This reduction may occur due to the expiration of the statute of limitations or conclusion of examinations by tax authorities.  We further expect that the amount of unrecognized tax benefits will continue to change as a result of ongoing operations and the outcomes of audits.  This change is not expected to have a significant impact on our financial condition.

9)	COMPREHENSIVE INCOME (LOSS)

An analysis of comprehensive income (loss) follows:

	Quarters ended September 30,		Nine months ended September 30,
(In millions)	2011	2010	2011	2010
Net earnings (loss)	$9	$8	$86	$(219)
Other comprehensive (loss) income, (net of tax):
Foreign currency translation adjustments	(64)	59	(20)	(24)
Unrecognized pension and other post-retirement benefit costs	3	(1)	6	29

Comprehensive (loss) income	(52)	66	72	(214)
Comprehensive income attributable to the non-controlling interest	-	-	(1)	(1)
Comprehensive (loss) income attributable to Chemtura	$(52)	$66	$71	$(215)

The components of accumulated other comprehensive loss (“AOCL”), net of tax at September 30, 2011 and December 31, 2010, are as follows:

	September 30,	December 31,
(In millions)	2011	2010
Foreign currency translation adjustments	$68	$88
Unrecognized pension and other post-retirement benefit costs	(358)	(364)

Accumulated other comprehensive loss	$(290)	$(276)

10)	EARNINGS (LOSS) PER COMMON SHARE

The computation of basic earnings (loss) per common share is based on the weighted average number of common shares outstanding.  The computation of diluted earnings (loss) per common share is based on the weighted average number of common and common share equivalents outstanding.

The following is a reconciliation of the shares used in the computation of earnings (loss) per share:

	Quarters ended September 30,		Nine months ended September 30,
(In millions)	2011	2010	2011	2010
Weighted average shares outstanding - Basic	100.3	242.9	100.2	242.9
Dilutive effect of common share equivalents	0.2	-	0.2	-

Weighted average shares outstanding - Diluted	100.5	242.9	100.4	242.9

Upon the Effective Date of our Plan, all previously outstanding shares of common stock were cancelled. There were 98.2 million new shares issued at September 30, 2011.  The weighted average shares for the quarter and nine months ended September 30, 2010 was based upon 243 million of old shares.  As a result, the average shares outstanding of our New Common Stock for the quarter and nine months ended September 30, 2011 are not comparable to the prior year.  The weighted average common shares outstanding for the quarter and nine months ended September 30, 2011 include shares of common stock reserved for future issuances under the Plan as disputed claims are settled.  As of September 30, 2011, 2.1 million shares are available for future distribution under the Plan.

1.0 million bonus units with a performance criteria and 0.3 million restricted stock units (“RSUs”) with a performance criteria at September 30, 2011 and 2010, respectively, were also excluded from the calculation of diluted earnings (loss) per share because the specified performance criteria for the vesting of these units had not yet been met.  The bonus units could be dilutive in the future if the specified performance criteria are met.

On October 18, 2011, we announced that our Board of Directors (the “Board”) had authorized us to repurchase up to $50 million of our common stock over the next twelve months.  The shares are expected to be repurchased from time to time through open market purchases.  The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion.  The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).

11)	STOCK-BASED COMPENSATION

In 2010, we adopted the Chemtura Corporation 2010 Long-Term Incentive Plan (the “2010 LTIP”), which was approved by the Bankruptcy Court and became effective upon our emergence from Chapter 11.  All stock-based compensation plans existing prior to the Effective Date were terminated and any unvested or unexercised shares associated with these plans were cancelled. The 2010 LTIP provides for grants of nonqualified stock options (“NQOs”), incentive stock options (“ISOs”), stock appreciation rights, dividend equivalent rights, stock units, bonus stock, performance awards, share awards, restricted stock, time-based RSUs and performance-based RSUs.  The 2010 LTIP provides for the issuance of a maximum of 11 million shares.  NQOs and ISOs may be granted under the 2010 LTIP at prices equal to the fair market value of the underlying common shares on the date of the grant.  All outstanding stock options will expire not more than ten years from the date of the grant.  As of September 30, 2011, grants authorized under the 2010 LTIP are being administered through the various award plans that are described below as the 2009 Emergence Incentive Plan (the “2009 EIP”), the 2010 Emergence Incentive Plan (the “2010 EIP”), the 2011 Long-Term Incentive Plan (the “2011 LTIP”) and the 2010 Emergence Award Plan (the “2010 EAP”), as well as other grants made to the Board of Directors.

Stock-based compensation expense, including amounts for time-based RSU’s, NQOs and the 2010 EAP, was $6 million and $22 million for the quarter and nine months ended September 30, 201, respectively.  Stock-based compensation expense for the quarter and nine months ended September 30, 2010 was $1 million. Stock-based compensation expense was primarily reported in SG&A.

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

We use the Black-Scholes option-pricing model to determine the fair value of NQOs.  We have elected to recognize compensation cost for awards of NQOs equally over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  Using this method, the weighted average fair value of stock options granted during the nine months ended September 30, 2011 was $8.39.

Total remaining unrecognized compensation expense associated with unvested NQOs at September 30, 2011 was $11 million, which will be recognized over the weighted average period of approximately 2 years.

Restricted Stock Units

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

In March 2011, our Board of Directors approved the grant of 0.4 million time-based RSU’s under our 2011 LTIP.  These RSU’s will vest ratably over a three-year period.

In March 2011, we granted performance based bonus units under the 2010 EAP, which was previously approved by the Bankruptcy Court and carries a performance condition requirement.  This performance award provides designated participants the opportunity to receive fully vested shares of common stock upon the achievement of specified consolidated earnings before interest, taxes, depreciation and amortization expense (“EBITDA”) during the fiscal year 2011.  Results of EBITDA will be adjusted to exclude certain categories of income and expense as defined in the 2010 EAP.  Shares are awarded based upon the achievement against the performance goal and will vest and be distributed to the participants in March 2012.

Total remaining unrecognized compensation expense associated with unvested time-based RSU’s and the 2010 EAP bonus units at September 30, 2011 was $16 million, which will be recognized over the weighted average period of approximately 1 year.

12)	PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of our defined benefit plans net periodic benefit (credit) cost for the quarters and nine months ended September 30, 2011 and 2010 are as follows:

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	U.S. Plans		Non-Qualified Plans		Health Care Plans
	Quarters ended September 30,		Quarters ended September 30,		Quarters ended September 30,
(In millions)	2011	2010	2011	2010	2011	2010

Service cost	$1	$-	$-	$-	$-	$-
Interest cost	11	12	5	6	1	1
Expected return on plan assets	(14)	(14)	(4)	(5)	-	-
Amortization of prior service cost	3	-	1	-	-	(1)
Amortization of actuarial losses	-	2	-	1	(1)	1

Net periodic benefit cost	$1	$-	$2	$2	$-	$1

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	U.S. Plans		Non-Qualified Plans		Health Care Plans
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
(In millions)	2011	2010	2011	2010	2011	2010

Service cost	$1	$-	$2	$2	$1	$-
Interest cost	34	36	16	17	3	5
Expected return on plan assets	(42)	(42)	(13)	(14)	-	-
Amortization of prior service cost	9	-	2	-	1	(3)
Amortization of actuarial losses	-	6	-	1	(4)	2
Net periodic benefit cost	$2	$-	$7	$6	$1	$4

We contributed $14 million to our U.S. qualified pension plans, $3 million to our U.S. non-qualified pension plans and $58 million to our international pension plans for the nine months ended September 30, 2011.  Contributions to post-retirement health care plans for the nine months ended September 30, 2011 were $8 million.

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

On April 5, 2010, the Bankruptcy Court entered an order denying certain Uniroyal non-union salaried retirees' (the “Uniroyal Salaried Retirees”) motion to reconsider the Bankruptcy Court's 2009 order authorizing the modification of certain benefits under our post-retirement health care plans.  On April 8, 2010, the Uniroyal Salaried Retirees appealed the Bankruptcy Court's April 5, 2010 order.  On April 14, 2010, the Uniroyal Salaried Retirees sought a stay of the Bankruptcy Court's 2009 order as to our modification of their retiree benefits pending their appeal.  On April 21, 2010, the Bankruptcy Court ordered us not to modify the retiree benefits for the Uniroyal Salaried Retirees, pending a hearing and a decision as to the stay.  After consulting with the official committees of unsecured creditors and equity security holders, we requested that the Bankruptcy Court have a hearing to decide, as a matter of law, whether we have the right to modify the post-retirement health care plan benefits of the Uniroyal Salaried Retirees as requested in 2009.  No decision has been made on this matter as of September 30, 2011 as the hearing has been postponed until November 9, 2011.

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

We have exposure to changes in foreign currency exchange rates resulting from transactions entered into by us and our foreign subsidiaries in currencies other than their functional currency (primarily trade payables and receivables).  We are also exposed to currency risk on intercompany transactions (including intercompany loans).  We manage these currency risks on a consolidated basis, which allows us to net our exposure.  Prior to our Chapter 11 filing we purchased foreign currency forward contracts to manage our exposure.  However, as a result of the changes in our financial condition and our financing agreements, we were unable to continue our prior practice during the course of our Chapter 11 proceedings.  The financing agreements that we entered into in connection with our emergence from Chapter 11 permit us to purchase contracts and derivatives to manage foreign exchange and other financial risks subject to certain limitations.

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

The following table presents the carrying amounts and estimated fair values of material financial instruments used by us in the normal course of business:

	As of September 30, 2011		As of December 31, 2010
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value

Total debt	$775	$779	$751	$786

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

Level 1 fair value measurements in 2011 and 2010 included securities related to the supplemental savings plan. These securities are considered our general assets until distributed to the participant and are included in other assets in our Consolidated Balance Sheets.  A corresponding liability is included in other liabilities at September 30, 2011 and December 31, 2010 in our Consolidated Balance Sheets.  Quoted market prices were used to determine fair values of the Level 1 investments held in a trust with a third-party brokerage firm.  The fair value of the asset and corresponding liability was $1 million at September 30, 2011 and December 31, 2010.  For the nine months ended September  30, 2011, there were no transfers into or out of Levels 1 and 2.

Level 3 fair value measurements are utilized in our impairment reviews of Goodwill (see Note 6 – Goodwill and Intangible Assets).  Level 1, 2 and 3 fair value measurements are utilized for defined benefit plan assets in determining the funded status of our pension and post-retirement benefit plan liabilities on an annual basis (at December 31).

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

The following is a summary of the change in the carrying amount of the asset retirement obligations for the quarters and nine months ended September 30, 2011 and 2010 and the net book value of assets related to the asset retirement obligations at September 30, 2011 and 2010:

	Quarters ended September 30,		Nine months ended September 30,
(In millions)	2011	2010	2011	2010
Asset retirement obligation balance at beginning of period	$21	$26	$23	$26
Accretion expense (income) – cost of goods sold (a)	1	-	(1)	1
Revisions related to sold businesses (b)	-	(2)	-	(2)
Payments	(1)	-	(2)	(1)
Reclassifications (c)	-	-	1	-
Asset retirement obligation balance at end of period	$21	$24	$21	$24

Net book value of asset retirement obligation assets at end of period	$1	$1	$1	$1

(a)
The accretion reversal for the nine months ended September 30, 2010 was primarily due to the extension of the retirement dates for various pipelines and wells related to the El Dorado, Arkansas facility.

(b)	Includes the reversal of asset retirement obligations related to the sale of our natural sodium sulfonates and oxidized petroletum business in July 2010.
(c)	Represents a reclassification of asset retirement costs that were previously recorded in another accrued expense account.

Depreciation expense for the quarters and nine months ended September 30, 2011 and 2010 was less than $1 million.

At September 30, 2011 and December 31, 2010, $4 million and $11 million, respectively of asset retirement obligations were included in accrued expenses and $17 million and $12 million, respectively, were included in other liabilities on the Consolidated Balance Sheet.

16)	RESTRUCTURING ACTIVITIES

Reorganization Initiatives

In 2009, the Bankruptcy Court approved the implementation of certain cost savings and growth initiatives, including the closure of a manufacturing facility in Ashley, IN, the consolidation of warehouses related to our Consumer Products segment, the reduction of leased space at two of our U.S. office facilities, and the rejection of various unfavorable contracts.  Additionally, on January 25, 2010, our Board of Directors approved an initiative involving the consolidation and idling of certain assets within the Great Lakes Solutions business operations in El Dorado, Arkansas, which was approved by the Bankruptcy Court on February 23, 2010 and was expected to be substantially completed by the first half of 2012.  During 2010, the demand for brominated products used in electronic applications grew significantly.  With the evidence that demand has started to recover for our products used in oil and gas applications in the Gulf of Mexico as well as insulation and furniture foam applications, and recognizing the emerging demand for mercury removal applications, it has become evident that we will need to produce larger quantities of bromine than were projected when we formulated our consolidation plan.  In addition, our partner informed us that they will exercise their right to purchase our interest in a joint venture in the Middle East that supplies a brominated flame retardant to us.  While under the terms of the joint venture agreement, the purchaser is obligated to continue to supply the current volumes of the brominated flame retardant to us for two years following the acquisition, we need to plan for the ultimate production of this product.  Under the terms of the joint venture agreement, we expect to receive payments over time for our interest in the joint venture, which will assist in defraying the cost of any required capacity addition that we may be required to make.  Our analysis has indicated that the most cost effective source of the additional bromine we require is to continue to operate many of the bromine assets we had planned to idle and to invest to improve their operating efficiency.  In light of this analysis, on April 20, 2011, our Board of Directors confirmed that we should defer a portion of the El Dorado restructuring plan and continue to operate certain of the bromine and brine assets that were planned to be idled.

As a result of our reorganization initiatives, we recorded pre-tax charges of $2 million for the nine months ended September 30, 2011 primarily for asset impairments and accelerated depreciation.  We recorded pre-tax charges of $32 million for the nine months ended September 30, 2010 ($4 million was recorded to reorganization items, net for severance, asset relocation costs and contract termination costs, $26 million was recorded to depreciation and amortization for accelerated depreciation, and $2 million was recorded to cost of goods sold (“COGS”) for accelerated asset retirement obligations and asset write-offs).

Corporate Restructuring Programs

In March 2010, we approved a restructuring plan to consolidate certain corporate functions internationally to gain efficiencies and reduce costs.  As a result of this plan, we recorded a pre-tax charge of $1 million for severance, facility closures and related costs for the nine months ended September 30, 2010.

The reserve balances for all of our reorganization initiatives and corporate restructuring programs of less than a million and $1 million at September 30, 2011 and December 31, 2010, respectively, were included in accrued expenses.

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

As a result of the Chapter 11 cases, substantially all prepetition litigation and claims against us and our subsidiaries that were Debtors in the Chapter 11 cases have been discharged and permanently enjoined from further prosecution and are described below under the subheading “Prepetition Litigation and Claims Discharged Under the Plan”.

Claims and legal actions asserted against non-Debtors or relating to events occurring after the Effective Date, certain regulatory and administrative proceedings and certain contractual and other claims assumed with the authorization of the Bankruptcy Court, were not discharged in the Chapter 11 cases and are described below under the subheading “Litigation and Claims Not Discharged Under the Plan”.

Prepetition Litigation and Claims Discharged Under the Plan

Chapter 11 Plan and Establishment of Claims Reserves

On March 18, 2009, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code.  The Debtors’ Chapter 11 cases were assigned to the Honorable Robert E. Gerber and are being jointly administered as Case No. 09-11233.  The Debtors continued to operate their business as debtors in possession under the jurisdiction of the Bankruptcy Court until their emergence from Chapter 11 on November 10, 2010.  On June 10, 2011, we filed a closing report in Chemtura Canada’s Chapter 11 case and a motion seeking a final decree closing the Chapter 11 case.  On June 23, 2011, the Bankruptcy Court granted our motion and entered a final decree closing the Chapter 11 case of Chemtura Canada.

Pursuant to the Plan, and by orders of the Bankruptcy Court dated September 24, 2010, October 19, 2010 and October 29, 2010, the Debtors established the Diacetyl Reserve, the Environmental Reserve and the Disputed Claims Reserve, each as defined in the Plan, on account of claims that were not yet allowed in the Chapter 11 cases as of the Effective Date, including proofs of claim asserted against the Debtors that were subject to objection as of the Effective Date (the “Disputed Claims”).  The Diacetyl Reserve was approved by the Bankruptcy Court in the amount of $7 million, comprised of separate segregated reserves, and has since been reduced as settlement agreements have been approved by the Bankruptcy Court.  The Environmental Reserve was approved by the Bankruptcy Court in the amount of $38 million, a portion of which was further segregated into certain separate reserves established to account for settlements that were pending Bankruptcy Court approval, and has since been reduced as settlement agreements have been approved by the Bankruptcy Court.  The Disputed Claims Reserve was approved by the Bankruptcy Court in the amount of $42 million, plus additional segregated individual reserves for certain creditors' claims in the aggregate amount of approximately $30 million, all of which have been reduced as settlement agreements have been approved by the Bankruptcy Court.

On June 24, 2011, we resolved the last disputed environmental claim.  As a result, under the Plan, the amounts remaining in the Environmental Reserve were transferred to the Disputed Claims Reserve.  Any remaining Disputed Claims, to the extent they are ultimately allowed by the Bankruptcy Court, will be satisfied (to the extent allowed and not covered by insurance) from the Disputed Claims Reserve, and holders of the Disputed Claims are permanently enjoined under the Plan from pursuing their claims against us.  As of September 30, 2011, as a result of distributions pursuant to the Plan, there were no remaining undisbursed amount in the Environmental Reserve, the Diacetyl Reserve or the segregated reserves, and the remaining undisbursed amount in the Disputed Claims Reserve was $29 million.

On September 21, 2011, the Bankruptcy Court approved a settlement agreement between us and ACE American Insurance Company and its affiliates (collectively, “ACE”) pursuant to which, among other things, ACE agreed to pay to us collateral funds that ACE had been holding to secure the Debtors’ obligations under certain deductible insurance policies, and we agreed to deposit such funds immediately into the Disputed Claims Reserve.  On October 6, 2011, the settlement agreement between us and ACE became effective.  On October 14, 2011, ACE paid to us approximately $7 million in accordance with the settlement agreement, which we deposited into the Disputed Claims Reserve.

As we complete the process of evaluating and/or resolving the Disputed Claims, appropriate adjustments to our Consolidated Financial Statements will be made.  Adjustments may also result from actions of the Bankruptcy Court, settlement negotiations, and other events.

Australian Civil Antitrust Matters

On September 27, 2007, Chemtura and one of our subsidiaries who did not file a Chapter 11 case, as well as Bayer AG and Bayer Australia Ltd., were sued by Wright Rubber Products Pty Ltd. (“Wright”) in the Federal Court of Australia for alleged price fixing violations with respect to the sale of rubber chemicals in Australia.  On November 21, 2008, Wright filed an amended Statement of Claim and further amended its Statement of Claim on August 2, 2010.  On May 25, 2011, Chemtura and our subsidiary entered into a settlement agreement to resolve the litigation for an agreed allowed unsecured claim of AUD 0.8 million (approximately $0.8 million) which was paid from the Disputed Claim Reserve pursuant to the Plan.

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

The total amount accrued for environmental liabilities as of September 30, 2011 and December 31, 2010, was $89 million and $119 million (which includes $27 million at December 31, 2010 related to disputed claims in the Chapter 11 proceedings), respectively.  At September 30, 2011 and December 31, 2010, $8 million and $43 million, respectively, of these environmental liabilities were reflected as accrued expenses and $81 million and $76 million, respectively, were reflected as other liabilities.  We estimate that the reasonably possible ongoing environmental liabilities could range up to $109 million at September 30, 2011.  Our accruals for environmental liabilities include estimates for determinable clean-up costs.  We recorded a pre-tax charge of $4 million in 2011, and made payments of $34 million (which includes $27 million related to the settlement of disputed claims in the Chapter 11 proceedings) during the nine month period ended September 30, 2011 for clean-up costs, which reduced our environmental liabilities.  At certain sites, we have contractual agreements with certain other parties to share remediation costs.  We had a receivable of $10 million and $11 million at September 30, 2011 and December 31, 2010, respectively,  to reflect probable recoveries.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable.  We intend to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters.  However, the final cost of clean-up at these sites could exceed our present estimates, and could have, individually or in the aggregate, a material adverse effect on our results of  operations, financial condition or cash flows.  Our estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted, and as negotiations with respect to certain sites continue or as certain liabilities relating to such sites are resolved as part of the Chapter 11 cases.

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

Guarantees

In addition to the letters of credit of $14 million and $12 million outstanding at September 30, 2011 and December 31, 2010, respectively, we have guarantees that have been provided to various financial institutions.  At September 30, 2011 and December 31, 2010, we had $9 million and $6 million, respectively of outstanding guarantees primarily related to vendor deposits.  The letters of credit and guarantees were primarily related to liabilities for insurance obligations, vendor deposits and European value added tax (“VAT”) obligations.

We have applied the disclosure provisions of ASC Topic 460, Guarantees (“ASC 460”), to our agreements that contain guarantee or indemnification clauses.  We are a party to an agreement pursuant to which we may be obligated to indemnify a third party with respect to certain loan obligations of joint venture companies in which we have an equity interest.  These obligations arose to provide initial financing for a joint venture start-up, fund an acquisition and/or provide project capital.  Such obligations mature through August 2016.  In the event that any of the joint venture companies were to default on these loan obligations, we would indemnify the other party up to its proportionate share of the obligation based upon its ownership interest in the joint venture.  At September 30, 2011, the maximum potential future principal and interest payments due under these guarantees were $12 million and less than $1 million, respectively.  At December 31, 2010, the maximum potential future principal and interest payments due under these guarantees were $15 million and $1 million, respectively.  In accordance with ASC 460, we have accrued $2 million in reserves, which represents the probability weighted fair value of these guarantees at September 30, 2011 and December 31, 2010.  The reserve has been included in other liabilities on our Consolidated Balance Sheet at September 30, 2011 and December 31, 2010 with an offset to the investment included in other assets.

We also have a customer guarantee, in which we have contingently guaranteed certain debt obligations of one of our customers.  The amount of this guarantee was $1 million and $2 million at September  30, 2011 and December 31, 2010, respectively.  Based on past experience and on the underlying circumstances, we do not expect to have to perform under this guarantee.

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

General Corporate Expense and Other Charges

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis.  These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities together with costs associated with legacy activities and intangible asset amortization.  Functional costs are allocated between the business segments and general corporate expense.  Accelerated depreciation relates to certain assets affected by our restructuring programs.  Facility closures, severance and related costs are primarily for severance costs related to our cost savings initiatives.  Gain on sale of business related to the sale of the natural sodium sulfonates and oxidized petrolatum product lines. Impairment charges related to the impairment of certain intangible assets and property, plant and equipment.  Change in estimates related to expected allowable claims relates to adjustments to liabilities subject to compromise (primarily legal and environmental reserves) as a result of the proofs of claim evaluation process.

A summary of business data for our reportable segments for the quarters and nine months ended September 30, 2011 and 2010 are as follows:

	Quarters ended September 30,		Nine months ended September 30,
(In millions)	2011	2010	2011	2010
Net Sales
Industrial Performance Products	$342	$321	$1,048	$920
Industrial Engineered Products	222	190	675	537
Consumer Products	104	106	335	369
Chemtura AgroSolutions	105	93	290	254
Total net sales	$773	$710	$2,348	$2,080

	Quarters ended September 30,		Nine months ended September 30,
(In millions)	2011	2010	2011	2010
Operating Profit (Loss)
Industrial Performance Products	$31	$27	$100	$90
Industrial Engineered Products	25	8	100	12
Consumer Products	6	14	25	58
Chemtura AgroSolutions	11	6	25	12
	73	55	250	172

General corporate expense, including amortization	(28)	(30)	(82)	(73)
Facility closures, severance and related costs	-	2	-	(1)
Gain on sale of business	-	2	-	2
Impairment charges	-	-	(3)	-
Changes in estimates related to expected allowable claims	-	40	(1)	(33)

Total operating profit	$45	$69	$164	$67

19)	GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA

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

Condensed Consolidating Statement of Operations
Quarter ended September 30, 2011
(In millions)
					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$773	$(430)	$412	$155	$636

Cost of goods sold	599	(430)	317	157	555
Selling, general and administrative	84	-	36	12	36
Depreciation and amortization	35	-	9	13	13
Research and development	11	-	5	1	5
Impairment charges	-	-	-	-	-
Changes in estimates related to expected allowable claims	-	-	-	-	-
Equity income	(1)	-	-	-	(1)

Operating profit (loss)	45	-	45	(28)	28

Interest expense	(16)	-	(18)	-	2
Other (expense) income, net	(1)	-	5	-	(6)
Reorganization items, net	(6)	-	(6)	-	-
Equity in net earnings of subsidiaries	-	17	(16)	(1)	-

Earings (loss) before income taxes	22	17	10	(29)	24

Income tax provision	(13)	-	(1)	-	(12)

Net earnings (loss)	9	17	9	(29)	12

Less: Net earnings attributed to non-controlling interests	-	-	-	-	-

Net earnings (loss) attributable to Chemtura	$9	$17	$9	$(29)	$12

Condensed Consolidating Statement of Operations
Nine Months ended September 30, 2011
(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$2,348	$(1,365)	$1,294	$498	$1,921

Cost of goods sold	1,789	(1,365)	996	469	1,689
Selling, general and administrative	255	-	107	39	109
Depreciation and amortization	106	-	27	38	41
Research and development	33	-	14	5	14
Impairment charges	3	-	-	1	2
Changes in estimates related to expected allowable claims	1	-	1	-	-
Equity income	(3)	-	-	-	(3)

Operating profit (loss)	164	-	149	(54)	69

Interest expense	(48)	-	(54)	-	6
Other (expense) income, net	(1)	-	(8)	-	7
Reorganization items, net	(19)	-	(19)	-	-
Equity in net earnings (loss) of subsidiaries
from continuing operations	-	(17)	18	(1)	-

Earnings (loss) before income taxes	96	(17)	86	(55)	82

Income tax provision	(10)	-	(1)	-	(9)

Net earnings (loss)	86	(17)	85	(55)	73

Less: Net earnings attributed to non-controlling interests	(1)	-	-	-	(1)

Net earnings (loss) attributable to Chemtura	$85	$(17)	$85	$(55)	$72

Condensed Consolidating Balance Sheet
As of September 30, 2011
(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
ASSETS
Current assets	$1,383	$-	$409	$176	$798
Intercompany receivables	-	(7,855)	2,572	1,995	3,288
Investment in subsidiaries	-	(14,578)	1,943	1,759	10,876
Property, plant and equipment	724	-	155	248	321
Goodwill	175	-	92	3	80
Other assets	599	-	189	187	223
Total assets	$2,881	$(22,433)	$5,360	$4,368	$15,586

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$417	$-	$136	$82	$199
Intercompany payables	-	(7,855)	3,005	2,309	2,541
Long-term debt	748	-	747	-	1
Other long-term liabilities	633	-	389	62	182
Total liabilities	1,798	(7,855)	4,277	2,453	2,923
Stockholders' equity	1,083	(14,578)	1,083	1,915	12,663
Total liabilities and stockholders' equity	$2,881	$(22,433)	$5,360	$4,368	$15,586

Condensed Consolidating Statement of Cash Flows
Nine Months ended September 30, 2011
(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$86	$(17)	$85	$(55)	$73
Adjustments to reconcile net earnings (loss)
to net cash provided by (used in) operations:
Impairment charges	3	-	-	1	2
Depreciation and amortization	106	-	27	38	41
Stock-based compensation expense	22	-	22	-	-
Reorganization items, net	2	-	2	-	-
Changes in estimates related to expected allowable claims	1	-	1	-	-
Equity (income) loss	(3)	17	(18)	1	(3)
Changes in assets and liabilities, net	(126)	-	(136)	66	(56)
Net cash provided by (used in) operations	91	-	(17)	51	57

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for acquisitions	(33)	-	-	-	(33)
Capital expenditures	(92)	-	(11)	(51)	(30)
Net cash used in investing activities	(125)	-	(11)	(51)	(63)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from ABL Facility	20	-	20	-	-
Proceeds from short term borrowings, net	5	-	-	-	5
Proceeds from the exercise of stock options	1	-	1	-	-
Net cash provided by financing activities	26	-	21	-	5

CASH
Effect of exchange rates on cash and cash equivalents	(2)	-	-	-	(2)
Change in cash and cash equivalents	(10)	-	(7)	-	(3)
Cash and cash equivalents at beginning of period	201	-	41	-	160
Cash and cash equivalents at end of period	$191	$-	$34	$-	$157

Condensed Consolidating Statement of Operations
Quarter ended September 30, 2010
(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$710	$(413)	$395	$170	$558

Cost of goods sold	550	(413)	322	134	507
Selling, general and administrative	85	-	39	13	33
Depreciation and amortization	40	-	9	19	12
Research and development	11	-	5	2	4
Facility closures, severance and related costs	(2)	-	-	-	(2)
Gain on sale of busniess	(2)	-	-	-	(2)
Changes in estimates related to expected allowable claims	(40)	-	(61)	-	21
Equity income	(1)	-	(1)	-	-

Operating profit (loss)	69	-	82	2	(15)

Interest expense	(35)	-	(30)	(6)	1
Other income (expense), net	8	-	(15)	-	23
Reorganization items, net	(33)	-	(30)	(2)	(1)
Equity in net loss of subsidiaries from continuing operations	-	2	(2)	-	-

Earnings (loss) from continuing operations before income taxes	9	2	5	(6)	8
Income tax benefit (provision)	2	-	4	(1)	(1)

Earnings (loss) from continuing operations	11	2	9	(7)	7
Loss on sale of discontinued operations, net of tax	(3)	-	-	-	(3)

Net earnings (loss)	8	2	9	(7)	4

Less: Net loss attributed to non-controlling interests	1	-	-	-	1

Net earnings (loss) attributable to Chemtura	$9	$2	$9	$(7)	$5

Condensed Consolidating Statement of Operations
Nine months ended September 30, 2010
(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$2,080	$(1,238)	$1,122	$559	$1,637

Cost of goods sold	1,587	(1,238)	934	446	1,445
Selling, general and administrative	232	-	101	37	94
Depreciation and amortization	134	-	28	69	37
Research and development	31	-	12	6	13
Facility closures, severance and related costs	1	-	-	-	1
Gain on sale of busniess	(2)	-	-	-	(2)
Changes in estimates related to expected allowable claims	33	-	12	-	21
Equity income	(3)	-	(1)	-	(2)

Operating profit	67	-	36	1	30

Interest expense	(164)	-	(127)	(41)	4
Loss on early extinguishment of debt	(13)	-	(13)	-	-
Other (expense) income, net	(2)	-	4	-	(6)
Reorganization items, net	(80)	-	(77)	(2)	(1)
Equity in net loss of subsidiaries from continuing operations	-	44	(44)	-	-

(Loss) earnings from continuing operations before income taxes	(192)	44	(221)	(42)	27
Income tax provision	(14)	-	-	(1)	(13)

(Loss) earnings from continuing operations	(206)	44	(221)	(43)	14
(Loss) earnings from discontinued operations, net of tax	(1)	-	2	-	(3)
Loss on sale of discontinued operations, net of tax	(12)	-	-	-	(12)

Net (loss) earnings	(219)	44	(219)	(43)	(1)

Less: Net earnings attributed to non-controlling interests	-	-	-	-	-

Net (loss) earnings attributable to Chemtura	$(219)	$44	$(219)	$(43)	$(1)

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

Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2010
(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(219)	$44	$(219)	$(43)	$(1)
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operations:
Gain on sale of business	(2)	-	-	-	(2)
Loss on sale of discontinued operations, net of tax	12	-	-	-	12
Impairment charges	2	-	-	-	2
Loss on early extinguishment of debt	13	-	13	-	-
Depreciation and amortization	134	-	28	69	37
Stock-based compensation expense	1	-	1	-	-
Reorganization items, net	(7)	-	(7)	-	-
Changes in estimates related to expected allowable claims	33	-	12	-	21
Contractual post-petition interest expense	129	-	129	-	-
Equity (income) loss	(3)	(44)	43	-	(2)
Changes in assets and liabilities, net	(52)	-	(21)	2	(33)
Net cash provided by (used in) operations	41	-	(21)	28	34

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	26	-	26	-	-
Capital expenditures	(62)	-	(10)	(28)	(24)
Net cash (used in) provided by investing activities	(36)	-	16	(28)	(24)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Senior Notes	452	-	452	-	-
Proceeds from Term Loans	292	-	292	-	-
Restricted cash from Senior Notes and Term Loan deposited in escrow	(758)	-	(758)	-	-
Proceeds from Amended DIP Credit Facility	299	-	299	-	-
Payments on DIP Credit Facility, net	(250)	-	(250)	-	-
Proceeds from 2007 Credit Facility, net	17	-	17	-	-
Payments for debt issuance and refinancing costs	(31)	-	(31)	-	-
Net cash provided by financing activities	21	-	21	-	-

CASH
Effect of exchange rates on cash and cash equivalents	1	-	-	-	1
Change in cash and cash equivalents	27	-	16	-	11
Cash and cash equivalents at beginning of period	236	-	82	-	154
Cash and cash equivalents at end of period	$263	$-	$98	$-	$165

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

EMERGENCE FROM CHAPTER 11 AND IMPLEMENTATION OF PLAN OF REORGANIZATION

On March 18, 2009 (the “Petition date”) Chemtura and 26 of our U.S. affiliates (collectively the “U.S. Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).

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

For further discussion, see Note 2 – Emergence from Chapter 11 in the Notes to our Consolidated Financial Statements.

THIRD QUARTER RESULTS

Overview

Consolidated net sales were $773 million for the third quarter of 2011 or $63 million higher than 2010.  This increase was attributable to higher selling prices of $62 million and a $12 million benefit from foreign currency translation,  partially offset by decreased sales volume of $9 million and a reduction in net sales of $2 million due to divestitures in the third quarter of 2010.  The higher selling prices in the third quarter of 2011 compared to the third quarter of 2010 were achieved by the Industrial Performance Products and Industrial Engineered Products segments.

Gross profit for the third quarter of 2011 was $174 million, an increase of $14 million compared with the third quarter of 2010.  Gross profit as a percentage of net sales remained constant at 23% for the third quarters of 2011 and 2010.  The increase in gross profit was primarily due to $62 million in higher selling prices, a $4 million benefit from favorable currency translation, $3 million in 2010 for non-recurring environmental costs and a $6 million decrease in other costs.  These improvements were partially offset by $34 million in higher raw material and energy costs, a $22 million increase in manufacturing costs (which are described below under  the segment discussion), a $3 million increase in distribution costs and $2 million of lower sales volume and unfavorable product mix.

Selling, general and administrative (“SG&A”) expenses of $84 million were $1 million lower than the third quarter of 2010.

Depreciation and amortization expense of $35 million was $5 million lower than the third quarter of 2010, primarily due to the decrease in accelerated depreciation related to the El Dorado, Arkansas facility restructuring activities.

Research and development expense (“R&D”) of $11 million remain unchanged from the third quarter of 2010.

Gain on sale of business of $2 million in the third quarter of 2010 relates to the divestiture of the of the natural sodium sulfonates and oxidized petrolatum product lines.

Changes in estimates related to expected allowable claims were negligible for the third quarter of 2011, compared with a $40 million change in the estimate related to expected allowable claims for the third quarter of 2010.  These changes included adjustments to liabilities subject to compromise (primarily legal and environmental reserves) identified in the claim evaluation and settlement processes.  Recoveries from insurance carriers were included in these changes in estimates once contingencies related to coverage disputes with the insurance carriers were resolved and coverage is deemed probable.  We recorded $32 million in the third quarter of 2010 related to insurance recoveries.  The decrease in activity in 2011 is due to the confirmation of the Plan and the diminishing number of claims remaining to be resolved under the Disputed Claims Reserves.

Interest expense of $16 million during the third quarter of 2011 was $19 million lower than the third quarter of 2010.  In 2010, we determined that it was probable that obligations for interest on unsecured claims would ultimately be paid based on the estimated claim recoveries reflected in the Plan filed during the second quarter of 2010.  Thus, the decrease from 2010 to 2011 was due to the post-petition interest recorded during the third quarter of 2010 of $21 million, partially offset by increased interest expense in 2011 associated with the Senior Notes and Term Loan secured in August 2010 and the ABL Facility secured in November 2010 compared with interest expense on the borrowings in 2010 under the Amended DIP Credit Facility.

Other expense, net was $1 million in the third quarter of 2011 compared to other income, net of $8 million for the third quarter of 2010.  The change is primarily the result of unrealized and realized foreign currency gains recorded in the third quarter of 2010.

Reorganization items, net of $6 million in the third quarter of 2011 was $27 million lower than the third quarter of 2010.  The expense in both periods primarily comprised professional fees directly associated with the Chapter 11 reorganization and the impact of negotiated claims settlement for which Bankruptcy Court approval has been obtained or requested.  The decrease reflects our emergence from Chapter 11 in November 2010.

The income tax provision from continuing operations in the third quarter of 2011 was $13 million compared with an income tax benefit from continuing operations of $2 million in the third quarter of 2010.  The tax provision for the third quarter of 2011 included approximately $5 million relating to a foreign tax matter dating back to the 1990s.  We have offset our current year-to-date U.S income with net operating loss carryforwards and reduced the associated valuation allowance.  In the third quarter of 2010, we provided a full valuation allowance against the tax benefit associated with our U.S. net operating loss.

Net earnings from continuing operations attributable to Chemtura for the third quarter of 2011 was $9 million, or $0.09 per share, as compared with net earnings from continuing operations attributable to Chemtura of $12 million, or $0.05 per share for the third quarter of 2010.

The loss on sale of discontinued operations, net of tax, for the third quarter of 2010 was $3 million (net of a $1 million tax benefit) which represents an adjustment related to the sale of polyvinyl chloride (“PVC”) additives business, which was sold in April 2010.

The following is a discussion of the results of our segments for the third quarter ended September 30, 2011.

Industrial Performance Products

Net sales for the Industrial Performance Products segment increased by $21 million to $342 million in the third quarter of 2011.  Operating profit increased by $4 million in the third quarter of 2011 to $31 million compared with $27 million in the third quarter of 2010.

The $21 million increase in net sales was driven by higher selling prices of $24 million and $3 million of favorable foreign currency translation, partially offset by lower sales volume of $4 million (the net effect of lower net sales by our antioxidants business partially offset by growth in our Petroleum Additives business) and a $2 million reduction of net sales due to divestitures in 2010. The higher selling prices were in response to increased raw material costs.

Operating profit increased $4 million reflecting the $24 million increase in selling prices and a $2 million benefit from favorable foreign exchange and lower REACh costs, partially offset by $22 million in higher raw material costs.

Industrial Engineered Products

Net sales for the Industrial Engineered Products segment increased by $32 million to $222 million for the third quarter of 2011.  Operating profit increased by $17 million in the third quarter of 2011 to $25 million compared with $8 million in the third quarter of 2010.  The segment delivered record net sales and operating profit.

The $32 million increase in net sales reflected $39 million of higher selling prices and a $3 million benefit from favorable foreign currency translation, partially offset by a $10 million reduction in sales volume. Substantial price increases have been implemented across all major product lines in response to higher raw material costs and to support significant ongoing investment to ensure sustainable and reliable supply.

Operating profit increased $17 million primarily due to $39 million of increased selling prices and a $5 million reduction in accelerated depreciation.  These items were partially offset by an $11 million increase in raw material costs and a $16 million increase in manufacturing costs.  The increase in manufacturing costs compared to the third quarter of 2010 was due to lower production volumes of certain brominated flame retardants together with high maintenance costs, weather related outages and cost associated with the addition of capacity for our Emerald® 1000 and Emerald® 3000 product at our South Arkansas facility.

Consumer Products

Net sales for the Consumer Products segment decreased by $2 million to $104 million in the third quarter of 2011.  Operating profit decreased $8 million in the third quarter of 2011 to $6 million compared with $14 million in the third quarter of 2010.

The $2 million decrease in net sales was driven by a $3 million reduction in sales volume and $1 million in lower selling prices, partially offset by a $2 million benefit from favorable foreign currency translation.  U.S. sales volume continued to reflect the loss of a mass market customer this season, mixed weather conditions and lower demand in the mass market channel where inventories continued to be managed by our customers at lower levels than in the 2010 season.  We have recaptured the customer we lost for the 2012 season.

Operating profit decreased $8 million due to a $7 million increase in manufacturing costs (primarily due to lower production and production mix changes resulting in lower fixed cost absorption), a $2 million decrease in sales volume and $1 million in lower selling prices, partially offset by $2 million in lower selling, general and administrative and research and development (collectively “SGA&R”) expenses.

Chemtura AgroSolutions

Net sales for the Chemtura AgroSolutions segment increased by $12 million to $105 million for the third quarter of 2011.  Operating profit increased $5 million in the third quarter of 2011 to $11 million compared with $6 million in the third quarter of 2010.

The $12 million increase in net sales reflected a $10 million increase in sales volume and a $2 million benefit from favorable foreign currency translation.  Sales improved in all regions year-on-year, except Asia Pacific.

Operating profit increased $5 million primarily due to the 2010 impact of a $3 million unfavorable legal settlement, a $1 million benefit from higher sales volume and favorable product mix and $1 million in lower SGA&R expenses.

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

Corporate expense was $28 million in the third quarter of 2011, which included $9 million of amortization expense related to intangible assets.  In comparison, corporate expense was $30 million in the third quarter of 2010, which included $10 million of amortization expense related to intangible assets.

The $2 million decrease in corporate expense was primarily due to non-recurring environmental costs in 2010, reduced functional costs, and lower amortization expense, partially offset by an increase in stock compensation expense, which included expense related to grants under the emergence incentive plans approved by the Bankruptcy Court.

YEAR-TO-DATE RESULTS

Overview

Consolidated net sales were $2.35 billion for the nine month period ended September 30, 2011 or $268 million higher than the same period of 2010.  This increase in net sales was attributable to $157 million from higher selling prices, $89 million of higher sales volume and a $35 million benefit from favorable foreign currency translation, partially offset by lower sales of $13 million due to divestitures in the third quarter of 2010.

Gross profit for the nine month period ended September 30, 2011 was $559 million, an increase of $66 million compared with the same period of 2010.  Gross profit as a percentage of net sales remained constant at 24% for the nine month period ended September 30, 2011 and 2010.  The increase in gross profit was primarily due to $157 million from higher selling prices, $29 million favorable increase in sales volume and favorable product mix, $10 million from favorable foreign currency translation, and a $2 million reduction in REACh costs.  These improvements were partially offset by $88 million in higher raw material and energy costs, $29 million from higher manufacturing costs (which are described below under  the segment discussion), an $11 million increase in distribution costs, $3 million due to divestitures in 2010 and $1 million of other costs.

SG&A expense of $255 million was $23 million higher than the nine month period ended September 30, 2010.  The increase was primarily due to higher stock compensation expense of $17 million (including expense related to grants under the emergence incentive plans approved by the Bankruptcy Court), increased selling costs of $7 million to support our increase in net sales, an increase in bad debt expense of $3 million, primarily related to Chemtura AgroSolutions operations in regions with higher credit risk and the unfavorable impact of foreign currency translation of $1 million, partially offset by a $5 million reduction in legal expenses.

Depreciation and amortization expense of $106 million was $28 million lower than the nine month period ended September 30, 2010, primarily due to the decrease in accelerated depreciation related to the El Dorado, Arkansas facility restructuring activities.

R&D expense of $33 million was $2 million higher than the nine month period ended September 30, 2010 as a result of increased investments.

Gain on sale of business of $2 million for the nine month period ended September 30, 2010 related to the divestiture of the natural sodium sulfonates and oxidized petrolatum product lines.

Impairment charges of $3 million for the nine month period ended September 30, 2011 included the impairment of intangible assets with no future use and property, plant and equipment related to the El Dorado, Arkansas facility restructuring activities.

Changes in estimates related to expected allowable claims were $1 million for the nine month period ended September 30, 2011, compared with $33 million for the same period of 2010.  These charges included adjustments to liabilities subject to compromise (primarily legal and environmental reserves) identified in the claim evaluation and settlement processes.  Recoveries from insurance carriers were included in these changes in estimates once contingencies related to coverage disputes with the insurance carriers which had been resolved and coverage was deemed probable.  We recorded $32 million in the nine month period ended September 30, 2010 related to insurance recoveries.  The decrease in activity in 2011 is due to the confirmation of the Plan and the diminishing number of claims remaining to be resolved under the Disputed Claims Reserves.

Interest expense of $48 million during the nine month period ended September 30, 2011 was $116 million lower than the same period of 2010.  In 2010, we determined that it was probable that obligations for interest on unsecured claims in the Chapter 11 proceedings would ultimately be paid based on the estimated claim recoveries reflected in the Plan filed during the second quarter of 2010.  As such, interest that had not previously been recorded since the Petition Date was recorded in the nine month period ended September 30, 2010.  Thus, the decrease from 2010 to 2011 was due to the post-petition interest recorded during the nine month period ended September 30, 2010 of $129 million, partially offset by increased interest expense in 2011 associated with the Senior Notes and Term Loan secured in August 2010 and the ABL Facility secured in November 2010 compared with interest expense on the borrowings in 2010 under the Amended DIP Credit Facility.

Other expense, net for the nine month period ended September 30, 2011 was $1 million compared with other expense, net of $2 million for the same period of 2010.  The decrease in expense primarily reflected reduced foreign currency exchange un-realized losses year-to-date in 2011 compared to 2010.

Reorganization items, net of $19 million in the nine month period ended September 30, 2011 was $61 million lower than the same period of 2010.  The expense in both periods primarily comprised professional fees directly associated with the Chapter 11 reorganization and the impact of negotiated claims settlement for which Bankruptcy Court approval has been obtained or requested.  The decrease reflected our emergence from Chapter 11 in November 2010.

The income tax provision from continuing operations in the nine month period ended September 30, 2011 was $10 million, compared with an income tax provision from continuing operations of $14 million in the nine month period of 2010.  The tax provision reported in the nine month period ended September 30, 2011 included a decrease in deferred foreign income taxes of approximately $17 million that had been recorded in an international jurisdiction in prior years and an increase in foreign income taxes of approximately $5 million relating to a foreign tax matter dating back to the 1990s.  The $17 million tax benefit was recorded after receiving approval from the international jurisdiction to change our filing position.  We have offset our current year-to-date U.S income with net operating loss carry forwards and reduced the associated valuation allowance.  In the nine month period ended September 30, 2010, we provided a full valuation allowance against the tax provision associated with our U.S. net operating loss.

Net earnings from continuing operations attributable to Chemtura for the nine month period ended September 30, 2011 was $85 million, or $0.85 per share as compared with a net loss from continuing operations attributable to Chemtura of $206 million, or $0.85 per share for the nine month period of 2010.

The loss from discontinued operations, net of tax, for the nine month period ended September 30, 2010 was $1 million.  The loss from sale of discontinued operations, net of tax, for the nine month period ended September 30, 2010 was $12 million (net of a $1 million tax benefit), or $0.05 per share.  Discontinued operations related to the sale of the PVC additives business in April 2010.

The following is a discussion of the results of our segments for the nine month period ended September 30, 2011.

Industrial Performance Products

Net sales for the Industrial Performance Products segment increased by $128 million to $1 billion in the nine month period ended September 30, 2011.  Operating profit increased by $10 million in the nine month period ended September 30, 2011 to $100 million compared with $90 million in the nine month period of 2010.

The $128 million increase in net sales was driven by increased sales volume of $74 million, higher selling prices of $56 million, and a benefit from favorable foreign currency translation of $11 million, partially offset by a decrease of $13 million due to divestitures in 2010.  The increase in sales volume was driven by demand growth for all our major product lines in the segment.  The higher prices were in response to increased raw material costs.

Operating profit increased $10 million, primarily due to $56 million from increased selling prices, a $28 million benefit from increased sales volume and favorable product mix, and a $1 million benefit from favorable foreign currency translation, partially offset by $50 million in higher raw material costs, $10 million in higher SGA&R expenses, a $7 million increase in manufacturing costs (due to lower production volumes in the antioxidant business, relocation of certain production activities in our petroleum additives business and higher maintenance costs in a consolidated joint venture), $5 million in higher distribution costs and a $3 million reduction in profit from divestitures in 2010.

As previously disclosed, the U.S. regulatory approvals of our new liquid antioxidant product, Weston 705 are progressing slower than we anticipated.  In the second quarter of 2011, the FDA has advised us that we need to submit additional test data in order for them to determine if the product can be approved.  Given the time required for such testing and review, we are unlikely to know the final status before year end.  In Europe, however, the European Food Safety Authority recently approved the use of Weston 705 for use in all polymers subject to meeting minimum migration criteria.  We believe this approval will allow polymers containing Weston 705 start to be used in a wide variety of applications but FDA approval will create the opportunity for broader usage.

Industrial Engineered Products

Net sales for the Industrial Engineered Products segment increased by $138 million to $675 million for the nine month period ended September 30, 2011.  Operating profit of $100 million for the nine month period ended September 30, 2011 reflected an improvement of $88 million compared with $12 million in the nine month period of 2010.

The $138 million increase in net sales reflected $110 million of higher selling prices, an increase in net sales volume of $17 million, and an $11 million benefit from favorable foreign currency translation.  Substantial price increases have been implemented across all major product lines in response to higher raw material costs and to support significant ongoing investment to ensure sustainable and reliable supply of bromine and its derivatives.

Operating profit increased $88 million primarily due to $110 million of increased selling prices, a $22 million reduction in accelerated depreciation, a $6 million benefit from favorable foreign currency translation, a $5 million benefit from higher sales volume and favorable product mix, a $2 million increase in equity income and other cost reductions of $4 million.  These items were partially offset by a $34 million increase in raw material costs, $16 million in higher manufacturing costs, $8 million in higher SGA&R expense, and $3 million in higher distribution costs.

Following the fourth quarter 2010 launch of three new innovative flame retardants under our Emerald® series, in May 2011, we continued the introduction of new products with the launch of Emerald® 3000 an innovative brominated polymeric flame retardant for expanded polystyrene foam (EPS) and extruded polystyrene foam (XPS) insulation.

Consumer Products

Net sales for the Consumer Products segment decreased by $34 million to $335 million for the nine month period ended September 30, 2011.  Operating profit decreased $33 million in the nine month period ended September 30, 2011 to $25 million compared to $58 million for the same period last year.

The $34 million decrease in net sales was driven by a $32 million decrease in net sales volume and $9 million of lower selling prices, partially offset by a $7 million benefit from favorable foreign currency translation. Sales volume reflected mixed weather compared to 2010, the loss of a customer for the 2011 season and lower demand in the mass market channel where inventories are being managed by our customers at lower levels than the prior year.  Net sales were also impacted by lower selling prices this season in the mass market channel than in the 2010 season.

Operating profit decreased $33 million primarily due to a $16 million decrease in sales volume and unfavorable product mix, a $10 million increase in manufacturing costs (primarily due to lower production and production mix changes resulting in lower fixed cost absorption), $9 million in lower selling prices due to pricing pressures in the market place during the season’s product line reviews, and a $3 million increase in raw material costs, partially offset by $3 million in favorable foreign currency translation and a $2 million reduction in accelerated depreciation.

Chemtura AgroSolutions

Net sales for the Chemtura AgroSolutions segment increased by $36 million to $290 million for the nine month period ended September 30, 2011.  Operating profit increased $13 million in the nine month period ended September 30, 2011 to $25 million compared with $12 million for the same period last year.

The $36 million increase in net sales reflected a $30 million increase in sales volume and a $6 million benefit from favorable foreign currency translation.  The increased sales volume was primarily driven by the ongoing recovery in sales of our products in Europe.

Operating profit increased $13 million primarily due to a $12 million benefit from higher sales volume and product mix, a $4 million decrease in manufacturing costs due to improved volumes and a $3 million increase as 2010 was impacted by a unfavorable legal settlement.  These items were partially offset by $4 million in higher distribution costs and $2 million in equity losses in 2011.

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

Corporate expense was $82 million in the nine month period ended September 30, 2011, which included $29 million of amortization expense related to intangible assets.  In comparison, corporate expense was $73 million in the nine month period ended September 30, 2010 which included $28 million of amortization expense related to intangible assets.

The $9 million increase in corporate expense was primarily due to an increase in stock compensation expense, which included expense related to grants under the emergence incentive plans approved by the Bankruptcy Court, partially offset by non-recurring environmental costs in 2010 and reduced functional costs.

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

Senior Notes

Our Senior Notes contain covenants that limit our ability to enter into certain transactions, such as incurring additional indebtedness, creating liens, paying dividends, and entering into acquisitions, dispositions and joint ventures.  As of September 30, 2011, we were in compliance with the indenture agreement governing our Senior Notes.

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

Additionally, the Term Loan requires that we meet certain financial maintenance covenants including a maximum Secured Leverage Ratio (as defined in the agreement) of 2.5:1.0 and a minimum Consolidated Interest Coverage Ratio (as defined in the agreement) of 3.0:1.0.  As of September 30, 2011, we were in compliance with the covenant requirements of the Term Loan.

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

The ABL Facility agreement contains certain affirmative and negative covenants (applicable to us, the other borrowing subsidiaries, the guarantors and their respective subsidiaries), including, without limitation, covenants requiring financial reporting and notices of certain events, and covenants imposing limitations on incurrence of indebtedness and guarantees; liens; loans and investments; asset dispositions; dividends, redemptions, and repurchases of stock and prepayments, redemptions and repurchases of certain indebtedness; mergers, consolidations, acquisitions, joint ventures or creation of subsidiaries; material changes in business; transactions with affiliates; restrictions on distributions from subsidiaries and granting of negative pledges; changes in accounting and reporting; sale leasebacks; and speculative transactions, and a springing financial covenant requiring a minimum trailing 12-month fixed charge coverage ratio (as defined in the agreement) of 1.1 to 1.0 at all times during any period from the date when the amount available for borrowings under the ABL Facility falls below the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments to the date such available amount has been equal to or greater than the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments for 45 consecutive days.  As of September 30, 2011, we were in compliance with the covenant requirements of the ABL Facility.

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

At September 30, 2011, we had $20 million of borrowings under the ABL Facility and $14 million of outstanding letters of credit (primarily related to liabilities for insurance obligations and vendor deposits), which utilizes available capacity under the facility.  At December 31, 2010, we had no borrowings under the ABL and $12 million of outstanding letters of credit.  At September 30, 2011 and December 31, 2010, we had approximately $207 million and $185 million, respectively, of undrawn availability under the ABL Facility.

Accounts Receivable Financing Facility

On October 26, 2011, certain of our European subsidiaries (the “Sellers”) entered into a trade receivables financing facility (the “A/R Financing Facility”) with GE Factofrance SAS as purchaser (the “Purchaser”).  Pursuant to the A/R Financing Facility, and subject to certain conditions stated therein, the Purchaser has agreed to purchase from the Sellers, on a revolving basis, certain trade receivables up to a maximum amount outstanding at any time of €68 million.  The A/R Financing Facility is uncommitted and has an indefinite term.  Since availability under the A/R Financing Facility is expected to vary depending on the value of the Seller’s eligible trade receivables, the Sellers’ availability under the A/R Financing Facility may increase or decrease from time to time.  The monthly financing fee on the drawn portion of the A/R Financing Facility is the applicable Base Rate plus 1.50%.  In addition, the A/R Financing Facility is subject to a minimum commission on the annual volume of transferred receivables.  At October 31, 2011, we had no outstanding borrowings under the A/R Financing Facility.

Stock Repurchase Program

On October 18, 2011, we announced that our Board of Directors (the “Board”) has authorized us to repurchase up to $50 million of our common stock over the next twelve months.  The shares are expected to be repurchased from time to time through open market purchases.  The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion.  The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).

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

On January 25, 2010, our Board of Directors approved an initiative involving the consolidation and idling of certain assets within the Great Lakes Solutions business operations in El Dorado, Arkansas, which was approved by the Bankruptcy Court on February 23, 2010 and was expected to be substantially completed by the first half of 2012.  As a result of this restructuring plan, we recorded costs of approximately $30 million in 2010.  During 2010, the demand for brominated products used in electronic applications grew significantly.  With the evidence that demand has now started to recover for our products used in oil and gas applications in the Gulf of Mexico as well as insulation and furniture foam applications, and recognizing the emerging demand for mercury removal applications, it became evident that we needed to produce larger quantities of bromine than were projected when we formulated our consolidation plan.  In addition, our partner has informed us that they will exercise their right to purchase our interest in a joint venture in the Middle East that supplies a brominated flame retardant to us.  While under the terms of the joint venture agreement, the purchaser is obligated to continue to supply the current volumes of the brominated flame retardant to us for two years following the acquisition, we need to plan for the ultimate production of this product.  Under the terms of the joint venture agreement, we expect to receive payment for our interest in the joint venture, which will assist in defraying the cost of any capacity additions that we may be required to make.  Our analysis has indicated that the most cost effective source of the additional bromine we require is to continue to operate many of the bromine assets we had planned to idle and to invest to improve their operating efficiency.  In light of this analysis, on April 20, 2011, our Board of Directors confirmed that we should defer a portion of the El Dorado restructuring plan and continue to operate certain of the bromine and brine assets that were planned to be idled.

The following items are the result of our newly implemented and proposed business initiatives for the first nine months of 2011:

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

•
On February 1, 2011, we announced the formation of DayStar Materials, LLC, a joint venture with UP Chemical Co. Ltd. that will manufacture and sell high purity metal organic precursors for the rapidly growing LED market in our Industrial Engineered Products segment.  DayStar Materials, LLC is a 50/50 joint venture and is being accounted for as an equity method investment.  We made cash contributions of $2 million in February 2011 and $3 million in May 2011, and we expect to make additional contributions of approximately $2 million in the fourth quarter of 2011 in accordance with the joint venture agreement.

•
On May 23, 2011, we announced the signing of a letter of intent with Archean Group to establish a strategic alliance in bromine and brominated derivatives in India.  This alliance is expected to strengthen the brominated performance products business of our Industrial Engineered Products segment by providing it with a strong position to respond to customer demand from a cost-competitive and consistent Indian supply.

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

Cash Flows from Operating Activities

Net cash provided by operating activities was $91 million for the nine months ended September 30, 2011 compared to net cash provided by operating activities of $41 million in the same period for last year.  Changes in key working capital accounts are summarized below:

Favorable (unfavorable)	Nine months ended	Nine months ended
(In millions)	September 30, 2011	September 30, 2010
Accounts receivable	$(11)	$(80)
Inventories	(37)	(39)
Restricted cash	36	-
Accounts payable	(14)	39
Pension and post-retirement health care liabilities	(74)	(9)
Liabilities subject to compromise	-	(3)

During the nine months ended September 30, 2011, accounts receivable increased by $11 million driven by increased volume principally within the Industrial Performance Products and Industrial Engineered Products segments.  Inventory increased $37 million during the nine months ended September 30, 2011 reflecting increased cost of raw materials and higher sales volumes.  Restricted cash decreased by $36 million as a result of settlements of disputed claims.  Accounts payable decreased by $14 million in the nine months ended September 30, 2011 primarily a result of timing of vendor payments.  Pension and post-retirement health care liabilities decreased due to the funding of benefit obligations.  Pension and post-retirement contributions amounted to $83 million in 2011, which included $24 million for domestic plans and $59 million for international plans.

Cash flows from operating activities in 2011 were adjusted by the impact of certain non-cash and other charges, which primarily included depreciation and amortization expense of $106 million, stock-based compensation expense of $22 million and impairment charges of $3 million.

During the nine months ended September 30, 2010, accounts receivable increased by $80 million and inventory increased $39 million reflecting higher sales volumes.  Accounts payable increased by $39 million in the nine months ended September 30, 2010 due to the timing of purchases and vendor payments.  Pension and post-retirement health care liabilities decreased by $9 million due to the timing of our funding of benefit payments.  Liabilities subject to compromise were impacted by payments of $3 million against pre-petition liabilities that were approved by the Bankruptcy Court.

Cash flows from operating activities in the nine months ended September 30, 2010 also reflected the impact of certain non-cash charges, including $134 million of depreciation and amortization expense, $129 million for post-petition interest accruals, $33 million for changes in estimates related to expected allowable claims, $13 million for a loss on early extinguishment of debt, a $12 million loss on sale of discontinued operation and $7 million of reorganization items, net.

Cash Flows from Investing and Financing Activities

           Investing Activities

Net cash used in investing activities was $125 million for the nine months ended September 30, 2011.  Investing activities were primarily related to payments for joint ventures of $33 million, which included $28 million for ISEM and $5 million for DayStar Materials, LLC, and $92 million in capital expenditures for U.S. and international facilities, environmental and other compliance requirements.

Net cash used in investing activities was $36 million for the nine months ended September 30, 2010.  Investing activities were primarily related to capital expenditures for U.S. and international facilities and environmental and other compliance requirements, partially offset by proceeds received from the sale of certain business assets.

Financing Activities

Net cash provided by financing activities was $26 million for the nine months ended September 30, 2011, which included proceeds from the ABL Facility of $20 million, proceeds from short term borrowings of $5 million and proceeds from the exercise of stock options of $1 million.

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

Other Sources and Uses of Cash

In 2011, we expect to finance our continuing operations and capital spending requirements with cash flows provided by operating activities, available cash and cash equivalents, borrowings under our ABL Facility and other sources.  Cash and cash equivalents as of September 30, 2011 were $191 million.

Contractual Obligations and Other Cash Requirements

During the nine months ended September 30, 2011, we made aggregate contributions of $83 million to our U.S. and international pension and post-retirement benefit plans.  While our cash contributions to our international plans may decline in 2012, we anticipate that cash contributions to our U.S. pension plans will increase.  The actuarial calculations of pension liabilities and funding requirements will be likely influenced by the reduction in discount rates in 2011 and the actual return on pension assets, among other actuarial matters, resulting in increased contributions to U.S. qualified plans.  For the nine months ended September 30, 2011, we contributed $17 million to U.S. qualified and non-qualified pension plans.

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

We had net liabilities related to unrecognized tax benefits of $47 million at September 30, 2011.  We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $19 million within the next 12 months.

Guarantees

In addition to $14 million in outstanding letters of credit at September 30, 2011, we have guarantees that have been provided to various financial institutions.  At September 30, 2011, we had $9 million of outstanding guarantees primarily related to vendor deposits.  The letters of credit and guarantees were primarily related to liabilities for insurance obligations, vendor deposits and European value added tax (“VAT”) obligations.

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions that affect the amounts and disclosures reported in our Consolidated Financial Statements and accompanying notes.  Our estimates are based on historical experience and currently available information.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies footnote in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 describe the critical accounting estimates and accounting policies used in the preparation of our Consolidated Financial Statements.  Actual results could differ from management’s estimates and assumptions.  There have been no significant changes in our critical accounting estimates during the nine month period ended September 30, 2011.

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

FOURTH QUARTER 2011 TRENDS

Our goal remains to deliver year-on-year improvement in the fourth quarter.  Our challenges lie primarily in two areas.  Demand for our flame retardants used in electronics is providing mixed signals.  Orders for products used in TV enclosures and connectors have improved compared to the third quarter while orders from printed wiring board (“PWB”) applications continue to slow.  However, PWB demand is still more than double that in the fourth quarter of 2008.  Fourth quarter performance of our Consumer Products segment relies upon pre-season inventory purchases by our dealers.  Initial feedback suggests they will buy less this year out of caution.  Nevertheless, the performance of our Industrial Engineered Products and Chemtura AgroSolutions segments, as well as Organometallics within Industrial Engineered Products segment, indicates that we have the ability to deliver upon our goal again this quarter.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Report contains “forward-looking statements” within the meaning of Section 27(a) of the Securities Act of 1933, as amended and Section 21(e) of the Exchange Act of 1934 as amended. We use words such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements.

Such risks and uncertainties include, but are not limited to:
•	The cyclical nature of the global chemicals industry;
•	Increases in the price of raw materials or energy and our ability to recover cost increases through increased selling prices for our products;
•	Disruptions in the availability of raw materials or energy;
•	Our ability to implement our growth strategies in rapidly growing markets;
•	Our ability to obtain the requisite regulatory and other approvals to implement the plan to build a new multi-purpose manufacturing facility in Nantong, China;
•	Declines in general economic conditions;
•	The ability to comply with product registration requirements of regulatory authorities, including the U.S. food and drug administration (the “FDA”) and European Union REACh legislation;
•	The effect of adverse weather conditions;
•	The ability to grow profitability in our Chemtura AgroSolutions segment;
•	Demand for Chemtura AgroSolutions segment products being affected by governmental policies;
•	Current and future litigation, governmental investigations, prosecutions and administrative claims;
•	Environmental, health and safety regulation matters;
•	Federal regulations aimed at increasing security at certain chemical production plants;
•	Significant international operations and interests;
•	Our ability to maintain adequate internal controls over financial reporting;
•	Exchange rate and other currency risks;
•	Our dependence upon a trained, dedicated sales force;
•	Operating risks at our production facilities;
•	Our ability to protect our patents or other intellectual property rights;
•	Whether our patents may provide full protection against competing manufacturers;
•	Our ability to remain technologically innovative and to offer improved products and services in a cost-effective manner;

•	The risks to our joint venture investments resulting from lack of sole decision making authority;
•	Our unfunded and underfunded defined benefit pension plans and post-retirement welfare benefit plans;
•	Risks associated with possible climate change legislation, regulation and international accords;
•	The ability to support the carrying value of the goodwill and long-lived assets related to our businesses;
•
Whether we repurchase any of the $50 million in shares of our common stock that our Board of Directors have authorized us to purchase over the next twelve months and the terms on which any such repurchases are made;

•	Our ability to execute on our long range plans; and
•	Other risks and uncertainties detailed in Item 1A. Risk Factors in our filings with the Securities and Exchange Commission.

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

The fair market value of long-term debt is subject to interest rate risk.  Our total debt amounted to $775 million at September 30, 2011.  The fair market value of such debt as of September 30, 2011 was $779 million, which has been determined primarily based on quoted market prices.

There have been no other significant changes in market risk during the nine months ended September 30, 2011.

ITEM 4.	Controls and Procedures

(a)	Disclosure Controls and Procedures

As of September 30, 2011, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the third fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

See Note 17 – Legal Proceedings and Contingencies in the Notes to our Consolidated Financial Statements for a description of our legal proceedings.

ITEM 1A.  Risk Factors

Our risk factors are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2011, as amended and June 30, 2011.  Investors are encouraged to review those risk factors in detail before making any investment in our securities.  There have been no significant changes in our risk factors during the quarter ended September 30, 2011.

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

CHEMTURA CORPORATION

(Registrant)

Date: November 1, 2011	/s/ Kevin V. Mahoney
Name: Kevin V. Mahoney Title: Senior Vice President, Corporate Controller and Chief Accounting Officer