Form 10-K
period 2011-12-31
Chemtura CORP
filed 2012-02-27
CIK 1091862

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed as of June 30, 2011, based on the value of the closing price of these shares as quoted on the New York Stock Exchange was $1.8 billion.

The number of voting shares of Common Stock of the registrant outstanding as of January 31, 2012 was 96.3 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 10, 2012 are incorporated by reference into Part III.

Note About Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Business”, “Risk Factors” and “Management’s Discussion and Analysis.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (See Part I, Item 1A of this Form 10-K). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1: Business

When we use the terms “Corporation,” “Company,” “Chemtura,” “Registrant,” “We,” “Us” and “Our,” unless otherwise indicated or the context otherwise requires, we are referring to Chemtura Corporation and our consolidated subsidiaries.

General

We are a leading diversified global developer, manufacturer and marketer of performance-driven engineered specialty chemicals. Most of our products are sold to industrial manufacturing customers for use as additives, ingredients or intermediates that add value to their end products. Our agrochemical products are sold through dealers and distributors to growers and others. Our pool, spa and household chemical products are sold through local dealers, large retailers, independent retailers and mass merchants to consumers for in-home and outdoor use. Our operations are located in North America, Latin America, Europe and Asia. In addition, we have important joint ventures primarily in the United States and the Middle East, but also in Asia and Europe. We are committed to global sustainability through “greener technology” and developing engineered chemical solutions that meet our customers’ evolving needs. For the year ended December 31, 2011, our global net sales were $3 billion. As of December 31, 2011, our global total assets were $2.9 billion.

We are the successor to Crompton & Knowles Corporation (“Crompton & Knowles”), which was incorporated in Massachusetts in 1900 and engaged in the manufacture and sale of specialty chemicals beginning in 1954. Crompton & Knowles traces its roots to Crompton Loom Works incorporated in the 1840s. We expanded our specialty chemical business through acquisitions in the United States and Europe, including the 1996 acquisition of Uniroyal Chemical Company, Inc., the 1999 merger with Witco Corporation and the 2005 acquisition of Great Lakes Chemical Company, Inc. (“Great Lakes”).

Our principal executive offices are located at 1818 Market Street, Suite 3700, Philadelphia, Pennsylvania 19103 and at 199 Benson Road, Middlebury, Connecticut 06749. Our telephone number in Connecticut is (203) 573-2000. Our internet website address is www.chemtura.com. We make available free of charge on or through our internet website (www.chemtura.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish to, the Securities and Exchange Commission.

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

OUR COMPETITIVE STRENGTHS

We believe our key competitive strengths are:

•	Our Key Businesses Have Industry Leading Positions: Many of our key businesses and products hold leading positions within the various industries they serve. We believe our scale and global reach in product development and marketing provide us with advantages over many of our smaller competitors.

Operating Segment	Business Component	Industry Position / Commentary

Industrial Performance Products	Petroleum Additives

• Global manufacturer and marketer of high-performance lubricant additive components and synthetic lubricant base-stocks and synthetic finished fluids

• A world leader in high-performing calcium sulfonate specialty greases and phosphate and polyol ester based fluids

	Urethanes	• A global leader in the development and production of hot cast elastomer pre-polymers

	Plastic Antioxidants	• A global leader in the development and production of additives for polyolefin and other engineered plastics

Industrial Engineered Products	Great Lakes Solutions	• One of the three largest developers and manufacturers of bromine and bromine-based products

	Organometallics	• One of the three largest developers and manufacturers of organometallic compounds, that have applications in catalysts, surface treatment and pharmaceuticals

Consumer Products	Consumer Products	• One of the two largest global marketers and sellers of recreational water products used in pools and spas

Chemtura AgroSolutions	Chemtura AgroSolutions	• A leading niche developer and manufacturer of seed treatments, fungicides, miticides, insecticides, growth regulants and herbicides

•	Broad Diversified Business:

•	Geographic diversity. Our worldwide manufacturing, sales and marketing network enables us to serve the needs of both local and global customers worldwide. As of December 31, 2011, we operated 31 manufacturing facilities in 14 countries. For the year ended December 31, 2011, 45% of our net sales were generated in the United States and Canada, 30% from Europe and Africa, 20% from Asia/Pacific and 5% from Latin America. We market and sell our products in more than 100 countries, providing the opportunity to develop new markets for our products in higher-growth regions. We have built upon our historical strength in the United States and Europe to expand our business geographically, thereby diversifying our exposure to many different economies.

GEOGRAPHIC INFORMATION

•	Product and industry diversity. We are comprised of a number of distinct businesses, each of which is impacted by varied industry trends. Additionally, our business portfolio serves diverse industries and applications, thereby providing us with further diversification.

•	Diversified customer base. We have a large and diverse global customer base in a broad array of industries. No single customer comprises more than ten percent of our consolidated 2011 net sales.

•	Unique Industry Positions: We believe our businesses possess significant differentiation within their respective industry segments. Some of our businesses are vertically integrated into key feedstocks and others have strong brand recognition, long lead time product registrations or technical and formulatory know-how. We believe these attributes are difficult to replicate and allow us to attract customers looking for consistent performance, reliability and cost-effective results, and are distinct competitive advantages. Examples include:

•	Our Industrial Engineered Products segment has extensive brine fields in Arkansas from which we extract brine to produce bromine, which is used as a building block for products such as flame retardants.

•	Our Industrial Performance Products segment participates in a production joint venture that produces cost competitive alkylated diphenylamine, a building block for our Naugalube® antioxidants used in lubricants. This segment also develops urethanes, the production of which is enhanced by our technical and formulatory know-how that permits us to engineer our products to meet specific customer needs and antioxidants, for which we are the only producer of such products in the Middle East, allowing us to offer superior service and security of supply to the region’s fast-growing polyolefin industry.

•	Our Consumer Products segment benefits from well-established brand names as well as registrations and proprietary products.

•	Our Chemtura AgroSolutions segment is well experienced in obtaining the required registrations for its products in each country in which they are sold. Once obtained, these registrations provide an exclusive right to use the active compound upon which the product is based for the specified crop in that country or region for a number of years.

•	Well Positioned to Grow in Emerging Markets: Our businesses’ product portfolios have positioned us to benefit from high growth regions in the future. We derived 25% of our revenues during 2011 from key high growth regions including Asia/Pacific and Latin America. We will continue to invest in faster growing regions as their polymer production increases, their manufacturing of electronic products expands, their automotive industries build vehicles that meet emission standards such that they can be exported to western markets, and their growers seek to increase the exports of their produce. There are a limited number of suppliers that can supply the products or provide the technical support that customers in these regions require, giving us the opportunity to capture this growth in demand for our products. Additionally, we are strongly positioned to supply the polyolefin industry in the Middle East through our antioxidants joint ventures in Saudi Arabia. We are negotiating strategies to supply organometallic products in Saudi Arabia which produces components for polymerization catalysts in the region. We also participate in a joint venture within Asia that produces polymer antioxidants and inaugurated a joint venture in Korea with UP Chemicals for the regional manufacturing of high purity organometallics serving the optoelectronic industry for the production of light emitting diodes (“LEDs”).

•	Focused, Experienced Management Team: We are led by Craig A. Rogerson, our Chairman, President and Chief Executive Officer. Mr. Rogerson holds a chemical engineering degree from Michigan State University and has over 32 years of operating and leadership experience in the specialty chemicals industry. Mr. Rogerson is supported by a senior management team that has extensive operational and financial experience in the specialty chemicals industry. Our senior management team is focused on creating a culture of performance and accountability that can leverage the global economic recovery and the long-term trends in the industries we serve to drive profitable revenue growth. For more information on our executive officers, see Item 10, Directors, Executive Officers and Corporate Governance.

Our Strategy

Our primary goal is to create value for our stakeholders by driving profitable revenue growth while continuing to manage our costs. We will develop and engineer new products and processes, exploit our global scale for regional growth and manage our portfolio of specialty chemical businesses. Our efforts are directed by the following key business strategies:

•	Technology-Driven Growth through Industry Focused Innovation. As a specialty chemical developer and manufacturer, our competitive strength lies in continually developing and engineering new products and processes that meet our customers’ changing needs. We are investing in innovation to strengthen our new product pipelines and will license or acquire technologies to supplement these initiatives. We focus on the development of products that are sustainable, meet ecological concerns and capitalize on growth trends in the industries we serve.

•	Growth Expansion in Faster-Growing Regions through Building Global Scale. We are building our local presence in the faster growing regions through sales representation, technical development centers, joint ventures and local manufacturing. We empower our regional teams to serve their growing customer base and will supplement these efforts through “bolt-on” acquisitions that fulfill our goals for our portfolio. We exploit our global scale by sharing service functions and technologies that no one region or business could replicate on its own while utilizing our regional presence to lower raw material costs.

•	Performance-Driven Culture. We believe we have outstanding people who can deliver superior performance under strong, experienced leaders who instill a culture of accountability. We expect accountability on safety, environmental stewardship, compliance with laws, customer commitments and performance. We are focused on understanding the needs of our customers and meeting such needs by efficiently executing their orders and delivering technology based solutions that meet their requirements to earn the position as their preferred supplier. We measure our performance against benchmarks and metrics using statistical analysis and drive operational excellence through continuous improvement.

•	Portfolio and Cost Management. We will continue to actively manage our portfolio of global specialty chemical businesses to maximize their value. We are intent on creating a focused portfolio of global specialty chemical businesses with sustainable competitive advantages and growth that serve the electronics and energy, transportation, and agriculture industries. Leveraging global demographic and technology trends and our in-depth knowledge and expertise that provide us with the “right to play” in these industries, we will drive value-accreting growth fueled by our focus on innovation and the faster growing regions. As we build this portfolio we will continue to increase the differentiation of our products while pruning or exiting underperforming products and managing costs.

Our Business and Segments

Information as to the sales, operating income, depreciation and amortization, assets, capital expenditures and earnings on investments carried on the equity method attributable to each of our business segments during each of our last three fiscal years, as well as certain geographic information, is set forth in Note 20 - Business Segments in our Notes to Consolidated Financial Statements.

The table below illustrates each segment’s net sales for the year ended December 31, 2011 as well as each segment’s major products, end-use markets and brands.

	Industrial	Industrial	Consumer	Chemtura
	Performance Products	Engineered Products	Products	ArgoSolutions

2011 Net Sales	$1,358 million	$869 million	$422 million	$376 million

Key Products	• Synthetic Lubricants • Lubricant Additives • Urethanes • Antioxidants • UV Stabilizers • Rubber Additives	• Brominated Performance Products • Flame Retardants • Fumigants • Organometallics	• Swimming Pool & Spa Chemicals • Cleaning Products	• Seed Treatment • Fungicides • Miticides • Insecticides • Growth Regulants • Herbicides

Major End-Use Markets	• Adhesives • Automotive • Building and Construction • Coatings • Consumer Products • Engine and Gear Oils • Industrial Oils and Greases • Lubricants • Packaging • Sealants

•  Agriculture

•  Automotive

•  Biocides

•  Building and Construction

•  Coatings

•  Consumer Durables

•  Electronics

•  Fine Chemical

•  Pharmaceuticals

•  Energy

o    Mercury Control

o    Oilfield

o    Solar

•  Paints and Polymers

			• Cleaners • Pools and Spas	• Agriculture • Public and Animal Health

Key Brands

Adiprene Duracast®

Adiprene®

Anderol®

Anox®

Durad®

Fomrez®

Hatcol®

Hybase®

Lobase®

Lowilite™

Lowinox®

Naugalube®

Naugard®

Polybond®

Reolube™

Royaltuf®

Royco®

Synton®

Trixene®

Ultranox®

Vibrathane®

Weston®

Witcobond®

		AXION® Emerald™ Firemaster® Fyrebloc® GeoBrom® Kronitex® Ongard® Pyrobloc® Reofos® Smokebloc® Thermoguard® Timonox®	Aqua Chem® BAYROL® BioGuard® Cristal™ Greased Lightning® Miami™ Mineral Springs® Omni® Pool Time® Pool Essential® Poolbrite® ProGuard® Spa Essentials® SpaGuard™ SpaTime® Sun® The Works®

Acramite® Royal MH-30™

Anchor™ Royaltac®

Blizzard® Signal®

B-Nine® Starmite®

Casoron® Temprano®

Comite® Terraguard®

Dimilin® Terramaster®

Elastic® Vitavax®

Enhance® Viticure®

Firestorm®

Floramite®

Flupro™

Grain Guard®

Micromite®

Moolah®

Off-Shoot T®

Omite®

Pantera™

Panarex®

Percutio®

ProCure®

Rancona®

Rimon®

Industrial Performance Products

The Industrial Performance Products segment develops, manufactures and sells performance specialty chemicals. Industrial Performance Products include:

•	petroleum additives that provide detergency, friction modification and corrosion protection in automotive and industrial lubricants and greases, synthetic finished lubricants, synthetic base-stocks and greases used in aviation, industrial and refrigeration applications;
•	castable urethane pre-polymers engineered to provide superior abrasion resistance and durability in many industrial and recreational applications;
•	polyurethane dispersions and urethane pre-polymers used in various types of coatings such as wood floor finishes, glass fiber coatings and textile treatments;
•	plastic antioxidants additives that inhibit the degradation of polymers caused by air and heat during manufacture and use;
•	UV stabilizers additives that protect materials against the harmful effects of UV light; and

•	rubber additives products that protect elastomers and rubber compounds such as tires from cracking and deteriorating from exposure to ozone as well as providing resistance to oxygen and heat degradation.

These products are sold directly to manufacturers through distribution channels.

The Industrial Performance Products segment had net sales of $1,358 million for 2011, $1,223 million for 2010 and $999 million for 2009. This segment represented 45%, 44% and 43% of our total net sales in 2011, 2010 and 2009, respectively. The major product offerings of this segment are described below.

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

We provide a variety of highly specialized, high value synthetic lubricant base-stocks including our high-viscosity polyalphaolefins, marketed as Synton®, and our broad portfolio of esters marketed as Hatcol®. These products are used in the production of synthetic lubricants for automotive, refrigeration, aviation, and industrial applications. We also manufacture and sell high performing calcium sulfonate specialty greases and phosphate ester based fluids and additives for power generation fluids and for use in anti-wear agents in a variety of lubricants.

We are also a specialty supplier of high performance finished synthetic lubricants serving the aviation and industrial markets. Our product line has extensive original equipment manufacturer approvals and is marketed under our Anderol® and Royco® brands as well as for private label customers.

On July 30, 2010, we completed the sale of our natural sodium sulfonates and oxidized petrolatum product lines within our petroleum additives business to Sonneborn Inc., an affiliate of private investment firm Sun Capital Partners, Inc.

Urethanes

We are a leading supplier of high-performance cast urethane pre-polymers with more than 200 variations in our product offerings. Our urethane pre-polymers offer high abrasion resistance and durability in industrial and performance-specific applications. These characteristics allow us to market our urethane pre-polymers to niche manufacturers where such qualities are imperative, including for industrial and printing rolls, mining machinery and equipment, mechanical goods, solid industrial tires and wheels, and sporting and recreational goods, including skateboard and roller skate wheels.

Adiprene ® and Vibrathane® urethane pre-polymers are sold by our direct sales force and through distribution partners in the United States, Canada, Australia, Europe, Latin America and the Far East, and are used in cast elastomer applications where durability and chemical resistance is required. Our products are used in applications as diverse as polishing pads for the semiconductor industry to high performance screens for the mining industry. Customers in each region are serviced by a dedicated technical staff whose support is a critical component of the product offering. We believe the relatively low capital requirements of this business provide us with the ability to operate cost effectively. Lastly, our development capabilities allow us to differentiate ourselves in these markets by tailoring our products to the specialized needs of each customer application, which sets us apart from our competitors.

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

Antioxidants

Our antioxidants and UV stabilizer business is comprised of five product families which operate from worldwide manufacturing facilities to meet the needs of the large global petrochemical producers as well as regional compounders. We are one of the world’s largest suppliers of plastic antioxidants. These additives enables today’s producers of polymers and polymer parts to withstand the requirements of the most demanding processing equipment and end user applications. Our UV stabilizers additives are used to protect polymers against the harmful effects of UV light. Applications include agricultural films, automotive coatings and photovoltaic films. The rubber additives products protect elastomers and rubber compounds such as tires from cracking and deteriorating from exposure to ozone as well as providing resistance to oxygen and heat degradation. Our inhibitors prevent polymerization in production of certain monomers enabling our customers to operate their plants efficiently and safely. The polymer modifier products are used as coupling agents and impact modifiers for polymers (and increasingly bioplastics) for use in engineering applications in markets such as automotive and building and construction. Incorporating such additives into resin systems improves the durability and longevity of plastics used in packaging, consumer durables, automotive parts and electrical components. Through our proprietary technology, we are able to offer “powder free” solutions so our customers can avoid the hazards of working with powders in a chemical environment. At the same time, we are proficient in blending a variety of these materials into specialized formulations uniquely tailored to customer specific end-use requirements.

Industrial Engineered Products

We are a global leader in manufacturing and selling of engineered specialty chemicals utilized in the plastics, agriculture, fine chemicals, oil and gas, building and construction, electronics, mercury control, solar energy, pharmaceutical and automotive industries. Our products include flame retardants, bromine and bromine intermediates, catalyst components, fumigants, surface treatments and completion fluids for oil and gas extraction. These products are sold across the entire value chain ranging from direct sales to monomer producers, polymer manufacturers, compounders and fabricators, fine chemical and pharmaceutical manufacturers, photovoltaic panel and LED producers and oilfield service companies to industry distributors.

The Industrial Engineered Products segment had net sales of $869 million for 2011, $728 million for 2010 and $512 million for 2009. This segment represented 29%, 26% and 22% of our total net sales in 2011, 2010 and 2009, respectively. The major product offerings of this segment are described below.

Great Lakes Solutions

Great Lakes Solutions is a global and innovative leader in safe and cost-efficient flame retardant products and solutions for use in applications such as electronic components, electrical enclosures and building products, including insulation and furniture foam, and automotive. We also specialize in the manufacture and marketing of bromine, bromide intermediates and end products to chemical manufacturing and energy producing industries.

Great Lakes Solutions is committed to greener innovation targeting consumer electronics, furniture foam, more energy-efficient thermal insulation and the power industry. Great Lakes Solutions Emerald™ series of flame retardants is the result of our dedication to providing products that are innovative and reliable and also minimize the impact on the environment and human health without sacrificing performance or quality. Our GeoBrom® line of bromine and bromine derivative products is another example of greener innovation where we deploy our technology expertise to provide a solution to reducing mercury emissions from coal-fired power stations.

With sales, technology and manufacturing on three continents, Great Lakes Solutions is truly a global business with expanding footprint and services. Through our strategic geographic and operational initiatives, we have significantly expanded our ISO fleet capabilities. We are backwardly integrated to brine, a primary source of bromine and during 2009 to 2011 we invested approximately $100 million in infrastructure to increase the efficiency and reliability of our plants and pipelines. We are well positioned to support not only growth of our traditional industry segments but also to provide security of supply with expansion capability to our mercury control customers.

Fire kills thousands of people each year throughout the world, but many are spared because fires are slowed or never start due to the use of flame retardants. Great Lakes Solutions works tirelessly to advocate for increased fire safety standards in new and developing economies. Our operational excellence strategic initiatives in both North America and India will bring an improved, robust, cost-competitive and service-oriented footprint closer to our global customers.

Great Lakes Solutions is dedicated to providing bromine and phosphorus flame retardants and brominated performance products that are the most innovative and reliable. For close to a century, we have helped our customers to meet their current and future performance, safety and compliance requirements by refining and redefining our portfolio with new and improved products that maximize sustainability needs with a broad portfolio of products and solutions.

Organometallics

Organometallics are a special group of metals containing organic chemicals which play a significant role in a variety of industrial applications. Organometallics are essential components used to initiate the polymerization reactions that transform monomers into polymers. They are also used as precursors in glass coatings, in the production of semiconductors, LEDs and photovoltaic panels, as well as for the production of many pharmaceutical ingredients and as catalysts for curing certain paints and polymers.

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

The Consumer Products segment had net sales of $422 million for 2011, $458 million for 2010 and $457 million for 2009. This segment represented 14%, 17% and 20% of our total net sales in 2011, 2010 and 2009, respectively.

Chemtura AgroSolutions

The Chemtura AgroSolutions segment focuses on specific target applications in six major product lines which include seed treatments, fungicides, miticides, insecticides, growth regulants and herbicides. We have developed our products for use on high-value target crops such as tree and vine fruits, ornamentals and nuts and for commodity row crops such as soybeans, oilseed rape and corn. Our dedicated sales force works with growers and distributors to promote the use of our products throughout a crop’s growth cycle and to address selective regional, climate, and growth opportunities. We expand our presence in worldwide targeted markets by developing or acquiring crop protection products and obtaining registrations for new uses and geographies where demand for our products and services has potential for growth. Our expertise in registering our product offerings and our diverse global position differentiates us from our competitors. We develop and sell our own products and we also sell and register products manufactured by others on a license and/or resale basis.

Our seed treatments are used to coat seeds in order to protect the seed during germination and initial growth phases. Seed treatment is an environmentally attractive form of crop protection involving localized use of agricultural chemicals at much lower use rates than other (foliar) agrichemical treatments. We anticipate growth in seed treatment resulting from the expanded use of higher value genetically modified seed.

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

We work closely with our customers, distributors, and individual growers as part of an on-the-ground coordinated effort. We develop products in response to ongoing customer demands, drawing upon existing technologies and tailoring them to match immediate needs. For example, a grower’s crops may require varying levels of treatment depending on weather conditions and the degree of infestation. Our research and technology is therefore geared towards responding to threats to crops around the world as they emerge under a variety of conditions.

We benefit from nearly 50 years of experience in the field, along with over 2,000 product registrations in more than 100 countries. Our experience with registering products is a valuable asset, as registration is a significant barrier to entry, particularly in developed countries. Registration of products is a complex process in which we have developed proficiency over time. The breadth of our distribution network and the depth of our experience enable us to focus on profitable applications that have been less sensitive to competitive pricing pressures than broad commodity segments. This position allows us to attract licensing and resale opportunities from partner companies providing us new products and technologies to accompany our own existing chemistries.

We sell our products in North America through a distribution network consisting of more than 500 distributor outlets that sell directly to end use customers. Internationally, our direct sales force services over 2,500 distributors, dealers, cooperatives, seed companies and large growers.

The Chemtura AgroSolutions segment had net sales of $376 million for 2011, $351 million for 2010 and $332 million for 2009. This segment represented 12%, 13% and 14% of our total net sales in 2011, 2010 and 2009, respectively.

Sources of Raw Materials

Hydrocarbon-based and inorganic chemicals constitute the majority of the raw materials required to manufacture our products. These materials are generally available from a number of sources, some of which are foreign. We use significant amounts of chemicals derived from ethylene, propylene, benzene, iso-butane, palm and coconut oil, methanol, phosphorus and urea. In addition, chlorine, caustic, other petrochemicals and tin represent some key materials used in our chemical manufacturing processes. Major requirements for key raw materials are purchased typically pursuant to multi-year contracts. Large increases in the cost of such key raw materials, as well as natural gas, which powers some key production facilities, could adversely affect our operating margins if we are not able to pass the higher costs on to our customers through higher selling prices. While temporary shortages of raw materials we use may occur occasionally, key raw materials have generally been available. However, there can be no assurance that unforeseen developments (including markets, political and regulatory conditions) will not affect our raw material supplies, their continuing availability and their cost. For additional information related to these risks, see Item 1A. - Risk Factors.

Seasonal Business

With the exception of the Chemtura AgroSolutions segment and the pool and spa product line in our Consumer Products segment, no material portion of any segment of our business is significantly seasonal. Our Chemtura AgroSolutions segment is seasonal in nature and corresponds to agricultural cycles within each respective region. Similarly, in the Consumer Products segment, approximately 85% of net sales are generated from our recreational water products business serving the North American and European regions. These markets generally record higher sales in the second and third quarters of each year.

Employees

We had approximately 4,500 full time employees at December 31, 2011.

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

Competitive Conditions

The breadth of our product offering provides multiple channels for growth and mitigates our dependence on any one market or end-use application. We sell our products in more than 100 countries. This worldwide presence reduces our exposure to any one country’s or region’s economy although a majority of our sales are in North America and Europe.

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

Research and Development

All of our businesses conduct research and development activities to increase competitiveness. Our businesses conduct research and development activities to develop new and to optimize existing production technologies, as well as to develop commercially viable new products and applications while also maintaining existing product registrations required by regulatory agencies around the world. Our research and development expenditures totaled $43 million in 2011, $42 million in 2010 and $35 million in 2009.

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

We have approximately 2,200 United States and foreign granted patents and pending patent applications and approximately 4,400 United States and foreign registered and pending trademarks. Patents, trademarks, trade secrets in the nature of know-how, formulations, and manufacturing techniques assist us in maintaining the competitive position of certain of our products. Our intellectual property is of particular importance to a number of specialty chemicals we manufacture and sell. However, we do business in countries where protection may be limited and difficult to enforce. We are licensed to use certain patents and technology owned by other companies, including some foreign companies, to manufacture products complementary to our own products, for which we pay royalties in amounts not considered material, in the aggregate, to our consolidated results. Products to which we have such rights include certain crop protection chemicals.

Neither our business as a whole nor any particular segment is materially dependent upon any one particular patent, trademark, copyright or trade secret.

Emergence from Chapter 11

On March 18, 2009 (the “Petition date”), Chemtura and 26 of our U.S. affiliates (collectively, the “U.S. Debtors” or the “Debtors” when used in relation to matters before August 8, 2010) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).

On August 8, 2010, our Canadian subsidiary, Chemtura Canada Co/Cie (“Chemtura Canada”), filed a voluntary petition for relief under Chapter 11. On August 11, 2010 Chemtura Canada commenced ancillary recognition proceedings under Part IV of the Companies’ Creditors Arrangement Act (the “CCAA”) in the Ontario Superior Court of Justice, (the “Canadian Court” and such proceedings, the “Canadian Case”). The U.S. Debtors along with Chemtura Canada after it filed for Chapter 11 (collectively, the “Debtors”) requested the Bankruptcy Court to enter an order jointly administering Chemtura Canada’s Chapter 11 case with the previously filed Chapter 11 cases and appoint Chemtura Canada as the “foreign representative” for the purposes of the Canadian Case. Such orders were granted on August 9, 2010. On August 11, 2010, the Canadian Court entered an order recognizing the Chapter 11 cases as a “foreign proceedings” under the CCAA.

On November 3, 2010, the Bankruptcy Court entered an order confirming the Debtors’ plan of reorganization (the “Plan”). On November 10, 2010 (the “Effective Date”), the Debtors substantially consummated their reorganization through a series of transactions contemplated by the Plan and the Plan became effective.

On June 10, 2011, we filed a closing report in Chemtura Canada’s Chapter 11 case and a motion seeking a final decree closing that Chapter 11 case. On June 23, 2011, the Bankruptcy Court granted our motion and entered a final decree closing the Chapter 11 case of Chemtura Canada.

On December 1, 2011, we filed a motion requesting entry of an order granting a final decree closing the Chapter 11 cases of 22 Debtors (the “Fully Administered Debtors”). On December 15, 2011, the Bankruptcy Court entered an order granting a final decree closing the Fully Administered Debtors’ Chapter 11 cases.

On February 7, 2012, we filed a motion requesting entry of an order granting a final decree closing the Chapter 11 cases for Bio-Lab, Inc. and GLCC Laurel, LLC.

Regulatory Matters

Chemical companies are subject to extensive environmental laws and regulations concerning, among other things, emissions to the air, discharges to land, surface, subsurface strata and water and the generation, handling, storage, transportation, treatment and disposal of hazardous waste and other materials. Chemical companies are also subject to other federal, state, local and foreign laws and regulations regarding health and safety matters.

Environmental Health and Safety Regulation - We believe that our business, operations and facilities are being operated in substantial compliance, in all material respects, with applicable environmental, health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. The ongoing operations of chemical manufacturing plants, however, entail risks in these areas and there can be no assurance that material costs or liabilities will not be incurred. In addition, future developments of environmental, health and safety laws and regulations and related enforcement policies, could bring into question the handling, manufacture, use, emission or disposal of substances or pollutants at facilities we own, use or control. These developments could involve potential significant expenditures in our manufacture, use or disposal of certain products or wastes. To meet changing permitting and regulatory standards, we may be required to make significant site or operational modifications, potentially involving substantial expenditures and reduction or suspension of certain operations. We incurred $12 million of costs for capital projects and $73 million for operating and maintenance costs related to environmental health and safety programs at our facilities during 2011. In 2012, we expect to incur approximately $20 million of costs for capital projects and $80 million for operating and maintenance costs related to environmental health and safety programs at our facilities. During 2011, we paid $37 million (which included $27 million related to pre-petition liabilities) to remediate previously utilized waste disposal sites and current and past facilities. We expect to spend approximately $19 million during 2012 to remediate such waste disposal sites and current and former facilities.

Pesticide Regulation - Our Chemtura AgroSolutions segment is subject to regulations under various federal, state, and foreign laws and regulations relating to the manufacture, sale and use of pesticide products.

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

The European Union Commission has established procedures whereby all existing crop protection active ingredient chemicals commercially available in the European Union (the “EU”) are to be reviewed. Regulation 91/414 became effective in 1993 and the process was updated in 2007 and 2008. The original list of existing chemicals was prioritized and divided into 4 parts. We had four chemicals on the first list, three of which were successfully supported through the review, which results in inclusion onto Annex I of 91/414, while the fourth was withdrawn by us for commercial reasons and has since been re-submitted.  The remainder of our products will be reviewed in the future with the overall process expected to be completed by the end of 2012. The process may lead to full registration in member states of the EU or may lead to some restrictions or cancellation of registrations if it is determined that a product poses an unacceptable risk.

Chemical Regulation  - In December 2006, the EU signed the Registration, Evaluation and Authorization of Chemicals (“REACh”) legislation.  This legislation requires chemical manufacturers and importers in the EU to demonstrate the safety of the chemical substances contained in products.  The effective date of the legislation was June 1, 2007 and it required all covered substances to be pre-registered by November 30, 2008.  Since December 1, 2008, no product containing covered substances can be manufactured in or imported into the EU unless the substances therein have been pre-registered.  The full registration of REACh will be phased in over the next several years.  The registration deadlines are as follows: 2010 for chemical substances manufactured or imported in excess of 1,000 metric tons per year and for substances deemed to be particularly harmful to humans or the environment, 2013 for substances manufactured or imported in the EU between 100 and 1,000 metric tons per year and 2018 for substances manufactured or imported in the EU in quantities greater than 1 metric ton per year.  The registration process requires expenditures and resource commitments to compile and file comprehensive chemical dossiers on the use and attributes of each chemical substance and to perform chemical safety assessments.  In addition, each registration phase carries with it a registration fee, which ranges from €31,000 per substance for high-risk, high tonnage band substances to €1,600 for substances registered in the lowest tonnage band and risk.  In 2008, we pre-registered approximately 1,100 substances and submitted approximately 2,100 pre-registration dossiers covering multiple affiliated legal entities.  In 2009, our total REACh related costs, including registration fees, were approximately $1 million.  In 2010, we registered 125 substances and our total REACh related costs, including registration fees, were approximately $8 million. In 2011, while we registered a few substances, we spent $5 million primarily on improving our REACh registration processes to reduce costs and risks associated with our 2013 registrations when we anticipate registering 119 substances. We anticipate REACh related costs of approximately $7 million in 2012, $5 million in 2013 and $7 million in 2014.  The cost estimates could vary based on data availability and cost.  The implementation of the REACh registration process may affect our ability to manufacture and sell certain products in the future.

Item 1A: Risk Factors

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

We face significant competition in many of the markets in which we operate due to the trend toward global expansion and consolidation by competitors.  Some of our existing competitors are larger than we are and may have more resources and better access to capital markets to facilitate continued expansion or new product development. Additionally, some of our competitors have a greater product range and distributional capability than we do for certain products and in specific regions. We also expect that we will continue to face new competitive challenges as well as additional risks inherent in international operations in developing regions. We are susceptible to price competition in certain markets in which customers are sensitive to changes in price. At the same time, we also face downward pressure on prices from industry overcapacity and lower cost structures in certain businesses. The further use and introduction of generic and alternative products by our competitors may result in increased competition and could require us to reduce our prices and take other steps to compete effectively. These measures could negatively affect our financial condition, results of operations and cash flows.  Alternatively, if we were to increase prices in response to this competition, the reactions of our competitors and customers to such price increases could cause us to reevaluate and possibly reverse such price increases or risk a loss in sales volumes.

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

Sales volumes for the products in our Chemtura AgroSolutions segment, like all agricultural products, are subject to the sector’s dependency on weather, disease and pest infestation conditions.  Adverse weather conditions in a particular region could have a material adverse affect on our Chemtura AgroSolutions segment. Additionally, our Chemtura AgroSolutions segment products are typically sold pursuant to contracts with extended payment terms in Latin America and Europe.  Customary extended payment periods, which are tied to particular crop growing cycles, render our Chemtura AgroSolutions segment susceptible to losses from receivables during economic downturns and may adversely affect our results of operations and cash flows.

Our pool and spa products in our Consumer Products segment are primarily used in swimming pools and spas.  Demand for these products is influenced by a variety of factors, including seasonal weather patterns.  An adverse change in weather patterns, such as unseasonably cold and wet summers, could negatively affect the demand for, and profitability of, our pool and spa products.

Demand for Chemtura AgroSolutions products is affected by governmental policies.

Demand for our Chemtura AgroSolutions segment products is influenced by the agricultural policies of governments and regulatory authorities, particularly in developing countries in Asia and Latin America, where we conduct business. Moreover, changes in governmental policies or product registration requirements could have an adverse impact on our ability to market and sell our products.

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

We are subject to extensive federal, state, local and foreign environmental, health and safety laws and regulations concerning, among other things, emissions in the air, discharges to land, surface, subsurface strata and water and the generation, handling, storage, transportation, treatment and disposal of hazardous waste and other materials.  Our operations bear the risk of violations of those laws and sanctions for violations such as clean-up and removal costs, long-term monitoring and maintenance costs, costs of waste disposal, natural resource damages and payments for property damage and personal injury.  Although it is our policy to comply with such laws and regulations, it is possible that we have not been or may not be at all times in compliance with all of these requirements.

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

We are dependent, in large part, on the economies of the countries in which we manufacture and market our products. Of our 2011 net sales, 45% were to customers in the United States and Canada, 30% to Europe and Africa, 20% to the Asia/Pacific region and 5% to Latin America.  As of December 31, 2011, our net property, plant and equipment were located in various regions including 67% in the United States and Canada, 27% in Europe and Africa, 4% in the Asia/Pacific region and 2% in Latin America.

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

The recent European debt crisis could have a material adverse effect on our European operations.

The recent European debt crisis and related European financial restructuring efforts have contributed to instability in the global credit markets and may cause the value of the Euro to further deteriorate. If global economic and market conditions, or economic conditions in Europe, the United States or other key markets remain uncertain or deteriorate further, the value of the Euro and the credit market may weaken. While we do not transact a significant amount of business in Greece or Italy, the general financial instability in those countries could have a contagion effect on the region and contribute to the general instability and uncertainty in the European Union. If this were to occur, it could adversely affect our European customers and suppliers and in turn have a material adverse effect on our European business and results of operations.

If we fail to establish and maintain adequate internal controls over financial reporting, we may not be able to report our financial results in a timely and reliable manner, which could harm our business and impact the value of our securities.

We depend on our ability to produce accurate and timely financial statements in order to run our business. If we fail to do so, our business could be negatively affected and our independent registered public accounting firm may be unable to attest to the fair presentation of our Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. If we cannot provide reliable financial reports and effectively prevent fraud, our reputation and operating results could be harmed. Even effective internal controls have inherent limitations including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting in future periods are subject to the risk that the control may become inadequate because of changes in conditions or a deterioration in that the degree of compliance with the policies or procedures.

We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement, including with respect to income tax accounts and international customer incentive, commission and promotional payment practices. We have completed the previously disclosed review of various customer incentive, commission and promotional payment practices of the Chemtura AgroSolutions segment in its Europe, Middle East and Africa region (the “EMEA Region”).  The review was conducted under the oversight of the Audit Committee of the Board of Directors and with the assistance of outside counsel and forensic accounting consultants.  As disclosed previously, the review found evidence of various suspicious payments made to persons in certain Central Asian countries and of activity intended to conceal the nature of those payments. The amounts of these payments were reflected in our books and records but were not recorded appropriately or in a transparent manner, including payments that were redirected to persons other than the customer, distributor or agent in the particular transaction. None of these payments were subject to adequate internal control. We have strengthened our worldwide internal controls relating to customer incentives and sales agent commissions and enhanced our global policy prohibiting improper payments which requires, among other things, that we monitor our international operations. Such monitoring may require that we investigate allegations of possible improprieties relating to transactions and the way in which such transactions are recorded. We have severed our relationship with all of the sales agents and the employees responsible for the suspicious payments. We are currently in discussions with the Securities and Exchange Commission regarding a possible resolution of this matter. We cannot reasonably estimate the nature or amount of monetary or other sanctions, if any, that might be imposed as a result of the review.

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

We are dependent on the continued operation of our production facilities.  Such production facilities are subject to hazards associated with the manufacturing, handling, storage and transportation of chemical materials and products, including pipeline leaks and ruptures, explosions, fires, inclement weather and natural disasters, terrorist attacks, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, remediation complications, chemical spills, discharges or releases of toxic or hazardous gases, storage tank leaks and other environmental risks.  These hazards can cause personal injury and loss of life, severe damage to, or destruction of, property and equipment and environmental damage, fines, civil or criminal penalties and liabilities. The occurrence of these events may disrupt production or incur significant costs, which could have an adverse effect on the production and profitability of a particular manufacturing facility and on our financial condition, results of operations and cash flows.

Our businesses depend upon many proprietary technologies, including patents, licenses and trademarks.  Our competitive position could be adversely affected if we fail to protect our patents or other intellectual property rights or if we become subject to claims that we are infringing upon the rights of others.

Our intellectual property is of particular importance for a number of the specialty chemicals that we manufacture and sell. The trademarks and patents that we own may be challenged, and because of such challenges, we could eventually lose our exclusive rights to use and enforce such proprietary technologies and trademarks, which would adversely affect our competitive position and results of operations. We are licensed to use certain patents and technology owned by other companies, including foreign companies, to manufacture products complementary to our own products. We pay royalties for these licenses in amounts not considered material, in the aggregate, to our consolidated results.

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

We cannot be assured that our products or methods do not infringe on the patents, trademarks or other intellectual property rights of others. Infringement and other intellectual claims or proceedings brought against us, whether successful or not, could result in substantial costs and harm our reputation. Such claims and proceedings can also distract and divert management and key personnel from other tasks important to the success of our business. In addition, intellectual property litigation or claims could force us to do one or more of the following:

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

In some of the countries in which we operate, such as China, the laws protecting patent holders are significantly weaker than in the United States, countries in the European Union and certain other developed countries.  Weaker protection may assist competing manufacturers in becoming more competitive in markets in which they might not have otherwise been able to introduce competing products for a number of years. As a result, we tend to rely more heavily upon trade secret and know-how protection in these regions, as applicable, rather than patents. Additionally, for our Chemtura AgroSolutions segment products sold in China, we rely on regulatory protection of intellectual property provided by regulatory agencies, which may not provide us with complete protection against competitors.

An inability to remain technologically innovative and to offer improved products and services in a cost-effective manner could adversely impact our operating results.

Our operating results are influenced in part by our ability to introduce new products and services that offer distinct value to our customers.  For example, both our Chemtura AgroSolutions segment and our organometallic business seek to provide tailored products for our customers’ often unique problems, which require an ongoing level of innovation. In many of the markets where we sell our products, the products are subject to a traditional product life cycle. Even where we devote significant human and financial resources to develop new technologically advanced products and services, we may not be successful in these efforts.

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

We have underfunded obligations under our U.S. tax-qualified defined benefit pension plans totaling approximately $234 million on a projected benefit obligation basis as of December 31, 2011. Further declines in the value of the plan investments, the discount rate used to measure liabilities or unfavorable changes in law or regulations that govern pension plan funding could materially change the timing and amount of required funding. Additionally, we sponsor other foreign and non-qualified U.S. pension plans under which there are substantial unfunded liabilities totaling approximately $114 million on a projected benefit obligation basis as of December 31, 2011. Foreign regulatory authorities may seek to have Chemtura and/or certain of our non-sponsoring subsidiaries take responsibility for some portion of these obligations. Mandatory funding contributions with respect to these obligations and potential unfunded benefit liability claims could have a material adverse effect on our financial condition, results of operations or future cash flows. In addition, our actual costs with respect to our post-retirement welfare benefit plans could exceed our current actuarial projections.

We are subject to risks associated with possible climate change legislation, regulation and international accords.

Greenhouse gas emissions have increasingly become the subject of a large amount of international, national, regional, state and local attention. Cap and trade initiatives to limit greenhouse gas emissions have been introduced in the European Union. Similarly, numerous bills related to climate change have been introduced in the U.S. Congress, which could adversely impact all industries. In addition, the EPA has promulgated rules limiting greenhouse gas emissions and regulation of greenhouse gas also could occur pursuant to future U.S. treaty obligations, statutory or regulatory changes under the Clean Air Act or new climate change legislation.

While not all are likely to become law, this is a strong indication that additional climate change related mandates will be forthcoming, and it is expected that they may adversely impact our costs by increasing energy costs and raw material prices and establishing costly emissions trading schemes and requiring modification of equipment to limit greenhouse gas emissions.

A step toward potential federal restriction on greenhouse gas emissions was taken on December 7, 2009 when the Environmental Protection Agency (“EPA”) issued its Endangerment Finding in response to a decision of the Supreme Court of the United States. The EPA found that the emission of six greenhouse gases, including carbon dioxide (which is emitted from the combustion of fossil fuels), may reasonably be anticipated to endanger public health and welfare. Based on this finding, the EPA defined the mix of these six greenhouse gases to be “air pollution” subject to regulation under the Clean Air Act. Although the EPA has stated a preference that greenhouse gas regulation be based on new federal legislation rather than the existing Clean Air Act, absent legislative action, the EPA has begun to regulate many sources of greenhouse gas emissions.

The U.S. Congress recently considered legislation that would create an economy-wide “cap-and-trade” system that would establish a limit (or cap) on overall greenhouse gas emissions and create a market for the purchase and/or sale of emissions permits or “allowances.” Under these proposals, the chemical industry likely would be affected due to anticipated increases in energy costs as fuel providers pass on the cost of the emissions allowances, which they would be required to obtain, to cover the emissions from fuel production and the eventual use of fuel by us or our energy suppliers. In addition, cap-and-trade proposals would likely increase the cost of energy, including purchases of steam and electricity, and certain raw materials used by us. Other countries are also considering or have implemented regulatory programs to reduce greenhouse gas emissions. Future environmental legislative and regulatory developments related to climate change are possible, which could materially increase operating costs in the chemical industry and thereby increase our manufacturing and delivery costs. In addition, it is presently unclear what effects, if any, changes in regional or global climate will have on our operations or results.

If our goodwill, intangible assets or long-lived assets become impaired, we may be required to record a significant charge to earnings.

Under U.S. GAAP, we review our intangible assets and long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment on July 31 of each year, or more frequently if required. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill, intangible assets or long-lived assets may not be recoverable, include, but are not limited to, a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill, intangible assets or long-lived assets is determined, negatively impacting our results of operations.

Restrictive covenants in our credit facilities and senior notes may limit our ability to engage in certain transactions.

Our credit facilities and senior notes contain various covenants that limit our ability to engage in specified types of transactions. The covenants limit our ability to, among other things, incur additional indebtedness or repay certain indebtedness, create liens, pay dividends on or make other distributions on or repurchase capital stock or make other restricted payments, make investments, and enter into acquisitions, dispositions and joint ventures. Such restrictions in our credit facilities and senior notes could result in us having to obtain the consent of our lenders in order to take certain actions. Recent disruptions in credit markets may prevent us from or make it more difficult or more costly for us to obtain such consents from our lenders. Our ability to expand our business or to address declines in our business may be limited if we are unable to obtain such consents.

A breach of any of these covenants could result in a default under our credit facilities and senior notes. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding under our credit facilities and senior notes immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure our indebtedness. Our subsidiaries have pledged a significant portion of their assets as collateral under our credit facilities. If the lenders under credit facilities accelerate the repayment of borrowings, we may not have sufficient assets to repay amounts borrowed under the credit facilities which could have a material adverse effect on our cash flow and on the value of our stock.

If we issue additional shares of common stock in the future, it will result in the dilution of our existing stockholders.

Our certificate of incorporation authorizes the issuance of 500 million shares of common stock, of which 98.3 million shares were issued and 96.3 million shares outstanding as of December 31, 2011. Our board of directors has the authority to issue additional shares of common stock up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares of common stock to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares of common stock will result in a reduction of the book value or market price of the outstanding shares of our common stock. Additionally, we have an incentive plan that allows for the issuance of up to 11 million shares (currently 6.3 million shares remain available for future grants), equal to eleven percent of Chemtura’s new shares of common stock issued on the Effective Date. We also have approximately 2 million shares available for issuance after the Effective Date to holders of Allowed Claims and Interests (as defined in the Plan). If we do issue any additional shares of common stock, including pursuant to our incentive plan, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders.

On October 18, 2011, we announced that our Board of Directors (the “Board”) has authorized us to repurchase up to $50 million of our common stock over the next twelve months. The shares are expected to be repurchased from time to time through open market purchases. The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion. The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). As of December 31, 2011, we had purchased 2.0 million shares for $22 million.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

The following table sets forth information regarding our principal operating properties and other significant properties as of December 31, 2011. All of the following properties are owned except where otherwise indicated. In general, our operating properties are well maintained, suitably equipped and in good operating condition.

Location	Facility	Reporting Segment
UNITED STATES
Alabama
Bay Minette	Plant	Industrial Performance Products

Arkansas
El Dorado	Plant	Industrial Engineered Products

California
McFarland	Repackaging Warehouse	Industrial Engineered Products

Connecticut
Middlebury*	Executive Offices	Corporate Offices
Naugatuck	Research Center	Industrial Performance Products

Georgia
Conyers	Plant	Consumer Products
Lawrenceville*	Office, Research Center	Consumer Products, Chemtura AgroSolutions

Illinois
Mapleton	Plant	Industrial Engineered Products
Pekin*	Plant	Chemtura AgroSolutions

Indiana
West Lafayette	Office, Research Center	Industrial Engineered Products

Louisiana
Lake Charles	Plant	Consumer Products
Westlake	Land	Consumer Products

Michigan
Adrian	Plant	Consumer Products

New Jersey
East Hanover	Plant	Industrial Performance Products
Fords	Plant	Industrial Performance Products
Perth Amboy	Plant	Industrial Performance Products

North Carolina
Gastonia	Plant	Industrial Performance Products, Chemtura AgroSolutions

Pennsylvania
Philadelphia*	Executive Offices	Corporate Offices

West Virginia
Morgantown	Plant, Research Center	Industrial Performance Products

Location	Facility	Reporting Segment

INTERNATIONAL
Australia
Sydney	Office	Corporate Office

Brazil
Rio Claro	Plant	Industrial Engineered Products, Industrial Performance Products,
Chemtura AgroSolutions
Sao Paulo*	Office	Industrial Engineered Products, Industrial Performance Products,
Chemtura AgroSolutions

Canada
Elmira	Plant	Industrial Performance Products, Chemtura AgroSolutions,
Industrial Engineered Products
Guelph	Research Center	Chemtura AgroSolutions
West Hill	Plant	Consumer Products, Industrial Performance Products

France
Catenoy	Plant	Industrial Performance Products
Dardilly*	Office	Consumer Products

Germany
Bergkamen*	Plant, Research Center	Industrial Engineered Products
Waldkraiburg	Plant	Industrial Performance Products
Planegg*	Office	Consumer Products

Italy
Latina	Plant	Industrial Performance Products, Chemtura AgroSolutions
Milan[1]	Office	Industrial Performance Products
Pedrengo	Plant	Industrial Performance Products

Mexico
Altamira	Plant	Industrial Engineered Products, Industrial Performance Products
Cuautitlan	Plant	Industrial Engineered Products, Industrial Performance Products
Reynosa	Plant	Industrial Engineered Products

The Netherlands
Amsterdam	Plant	Chemtura AgroSolutions

Republic of China
Nanjing	Plant, Research Center	Industrial Performance Products
Shanghai*	Office	Corporate

South Africa
Atlantis	Plant	Consumer Products
Boksburg	Office	Chemtura AgroSolutions
Kylami	Office	Industrial Performance Products

South Korea
Pyongtaek[2]	Plant	Industrial Performance Products

Switzerland
Frauenfeld*	Office	Industrial Engineered Products, Chemtura AgroSolutions, Corporate

Taiwan
Kaohsiung	Plant	Industrial Engineered Products, Industrial Performance Products

United Kingdom
Accrington	Plant	Industrial Performance Products
Cheltenham	Office/Tech Center	Consumer Products
Droitwich	Plant	Industrial Performance Products
Evesham	Research Center	Chemtura AgroSolutions
Langley*	Office	Chemtura AgroSolutions, Corporate
Trafford Park	Plant, Office	Industrial Engineered Products, Industrial Performance Products, Corporate

* Leased property.

1 Facility leased by Anderol Italia S.r.l, which is 51% owned by us.

2 Facility owned by Asia Stabilizers Co. Ltd. which is 65% owned by us.

Item 3: Legal Proceedings

Information regarding our legal proceedings can be found in Note 19 – Legal Proceedings and Contingencies in our Notes to Consolidated Financial Statements and is incorporated by reference herein.

Item 4: (Removed and reserved)

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On November 10, 2010, pursuant to our Plan, our previously outstanding common stock (including treasury stock) was cancelled and we authorized and began issuance of 100 million shares of our common stock, par value $0.01 per share (the “New Common Stock”). As of December 31, 2011, 98.3 million shares were issued and 96.3 million shares were outstanding and 1.9 million shares have been reserved for future issuances under the terms of the Plan. The New Common Stock was approved for listing on the New York Stock Exchange (the “NYSE”) on November 8, 2010 and started trading on the exchange under the ticker symbol “CHMT” on November 11, 2010.

From April 16, 2009 through November 10, 2010, the previously outstanding common stock was traded over the counter as quoted on the Pink Sheet Electronic Quotation Service (“Pink Sheets”) under the symbol “CEMJQ”.

We suspended the payment of dividends in relation to previous issued common stock on October 30, 2008. We have no current plans to pay any cash dividends on our New Common Stock and instead may retain earnings, if any, for future operation, expansion and debt repayment. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors (the “Board”) and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our five year senior secured revolving credit facility available through 2015 (the “ABL Facility”) and our senior secured term facility credit agreement due 2016 (the “Term Loan”) each contain a covenant restricting the payment of dividends by us and each of our subsidiaries that are party to such facilities, which is subject to a number of specific exceptions.

The following table summarizes the range of market prices for our previously outstanding common stock and New Common Stock as reported by the Pink Sheets or the NYSE, as applicable, by quarter during the past two years:

	2011
	First	Second	Third	Fourth
Market price per common share:
High	$17.98	$19.37	$18.92	$12.95
Low	$15.05	$16.34	$9.86	$8.49

	2010
	First	Second	Third	Fourth
Market price per common share:(a)
High	$1.71	$1.78	$0.68	$16.10
Low	$1.00	$0.55	$0.29	$0.28

(a)	As a result of the cancelation of our previously outstanding common stock on November 10, 2010 and issuance of New Common Stock, as well as the recapitalization of our Company as a result of our reorganization process, the market prices per common share in this table prior to November 10, 2010 are not comparable with subsequent market prices per common share.

The number of holders of record of our New Common Stock on December 31, 2011 was approximately 4,900. See Item 1A – Risk Factors for a discussion of risks related to our common stock.

Issuer Purchases of Equity Securities During the Fourth Quarter of 2011

On October 18, 2011, we announced that our Board has authorized us to repurchase up to $50 million of our New Common Stock over the next twelve months. The shares are expected to be repurchased from time to time through open market purchases. The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion. The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). As of December 31, 2011 the cumulative authorized repurchase allowance was $50 million, of which we had purchased 2 million shares for $22 million. The remaining allowance under the program was approximately $28 million.

The following table provides information about our repurchases of equity securities during the quarter ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in millions)		(in millions)	(in millions)
October 1, 2011 - October 31, 2011	0.1	$11.17	0.1	$49
November 1, 2011 - November 30, 2011	1.4	$10.75	1.4	$34
December 1, 2011 - December 31, 2011	0.5	$10.86	0.5	$28
Total	2.0		2.0

PERFORMANCE GRAPH

The following graph compares the cumulative total return on our common stock for the period November 11, 2010 through December 31, 2011 with the returns of the Standard & Poor’s 500 Stock Index and the S&P 500 Specialty Chemicals Index, assuming an investment of $100 on November 11, 2010 and the reinvestment of all dividends. Since our old common stock was cancelled when we emerged from Chapter 11 and our New Common Stock began trading on the NYSE on November 11, 2010, stock performance prior to November 11, 2010 does not provide meaningful comparison and has not been provided.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG CHEMTURA CORPORATION,

S&P 500 AND S&P 500 SPECIALTY CHEMICALS

	11/11/10	12/31/10	03/31/11	06/30/11	09/30/11	12/31/11
CHEMTURA CORPORATION	$100.0	$103.8	$111.7	$118.2	$65.1	$73.6
S&P500	$100.0	$103.6	$109.3	$108.8	$93.2	$103.6
S&P 500 SPECIALTY CHEMICALS	$100.0	$104.6	$105.8	$114.3	$98.9	$109.6

Item 6: Selected Financial Data

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

(In millions of dollars, except per share data)	2011	2010	2009	2008	2007
Summary of Operations
Net sales	$3,025	$2,760	$2,300	$3,154	$3,370
Gross profit	729	657	579	717	819
Selling, general and administrative	339	315	289	323	362
Depreciation and amortization	140	175	162	221	254
Research and development	43	42	35	46	57
Facility closures, severance and related costs	3	1	3	23	34
Antitrust costs	-	-	10	12	35
(Gain) loss on sale of business (a)	(27)	(2)	-	25	15
Impairment charges (b)	4	57	39	986	19
Changes in estimates related to expected allowable claims (c)	3	35	73	-	-
Equity income	(3)	(4)	-	(4)	(3)
Operating income (loss)	227	38	(32)	(915)	46
Interest expense (d)	(63)	(191)	(70)	(78)	(87)
Loss on early extinguishment of debt	-	(88)	-	-	-
Other (expense) income, net	-	(6)	(17)	9	(5)
Reorganization items, net (e)	(19)	(303)	(97)	-	-
Earnings (loss) from continuing operations before income taxes	145	(550)	(216)	(984)	(46)
Income tax (expense) benefit	(25)	(22)	(10)	29	-
Earnings (loss) from continuing operations	120	(572)	(226)	(955)	(46)
(Loss) earnings from discontinued operations, net of tax	-	(1)	(63)	(16)	27
(Loss) gain on sale of discontinued operations, net of tax	-	(12)	(3)	-	24
Net earnings (loss)	120	(585)	(292)	(971)	5
Less: net earnings attributable to non-controlling interests	(1)	(1)	(1)	(2)	(8)
Net earnings (loss) attributable to Chemtura	$119	$(586)	$(293)	$(973)	$(3)

Amounts attribuable to Chemtura common stockholders:
Earnings (loss) from continuing operations, net of tax	$119	$(573)	$(227)	$(957)	$(54)
(Loss) earnings from discontinued operations, net of tax	-	(1)	(63)	(16)	27
(Loss) gain on sale of discontinued operations, net of tax	-	(12)	(3)	-	24
Net earnings (loss) attributable to Chemtura	$119	$(586)	$(293)	$(973)	$(3)

(In millions, except per share data)	2011	2010	2009	2008	2007
Per Share Statistics

Earnings (loss) from continuing operations, net of tax	$1.19	$(2.58)	$(0.93)	$(3.94)	$(0.22)
(Loss) earnings from discontinued operations, net of tax	-	-	(0.26)	(0.07)	0.11
(Loss) gain on sale of discontinued operations, net of tax	-	(0.05)	(0.01)	-	0.10
Net earnings (loss) attributable to Chemtura	$1.19	$(2.63)	$(1.20)	$(4.01)	$(0.01)
Dividends	$-	$-	$-	$0.15	$0.20
Book value	$10.86	$10.16	$0.71	$2.01	$7.84
Common stock trading range: High (f)	$19.37	$16.10	$1.55	$8.81	$12.33
Low (f)	$8.49	$0.28	$0.02	$1.02	$6.95
Average shares outstanding - Basic (f)	100.1	223.0	242.9	242.3	241.6
Average shares outstanding - Diluted (f)	100.3	223.0	242.9	242.3	241.6

Financial Position
Working capital (deficiency) (g)	$931	$932	$881	$(558)	$700
Current ratio (g)	3.4	2.9	2.5	0.7	2.0
Total assets	$2,855	$2,913	$3,118	$3,057	$4,416
Total debt, including short-term borrowings (g)	$753	$751	$255	$1,204	$1,063
Stockholders' equity	$1,046	$971	$172	$488	$1,899
Total capital employed (g)	$1,799	$1,722	$427	$1,692	$2,962
Debt to total capital % (g)	41.9	43.6	59.7	71.2	35.9

(In millions of dollars, except for number of employees)
Other Statistics
Net cash provided by (used in) operations (h)	$182	$(204)	$49	$(11)	$149
Capital spending from continuing operations	$154	$124	$53	$116	$107
Depreciation from continuing operations	$102	$138	$124	$177	$216
Amortization from continuing operations	$38	$37	$38	$44	$38
Approximate number of employees at end of year	4,500	4,200	4,400	4,700	5,100

(a)	(Gain) loss on sale of business primarily included a $27 million gain on the sale of our 50% interest in Tetrabrom Technologies Ltd. in 2011, a $2 million gain relating to the sale of the natural sodium sulfonates and oxidized petrolatum product lines in 2010, a $25 million loss relating primarily to the sale of the oleochemicals business in 2008 and a $15 million loss on the sale of assets relating to the sale of the Celogen® product line in 2007.
(b)	The 2011 charge primarily included the impairment of intangible assets of $3 million within the Chemtura AgroSolutions. The 2010 charge included the impairment of goodwill of $57 million within the Chemtura AgroSolutions segment. The 2009 charge included the impairment of goodwill of $37 million and the impairment of intangible assets of $2 million within the Consumer Products segment. The 2008 charge primarily included a $985 million impairment of goodwill associated with the Consumer Products, Industrial Performance Products and Industrial Engineered Products segments. The 2007 charge primarily included a $9 million reduction in the value of assets relating to the closure and sale of the Ravenna, Italy facility and a $4 million write-off of construction in progress associated with certain facilities affected by the 2007 restructuring programs.
(c)	Changes in estimates related to expected allowable claims relate to adjustments to liabilities subject to compromise (primarily legal and environmental reserves) as a result of our Chapter 11 proofs of claim evaluation process.
(d)	Interest expense in 2010 includes $137 million of contractual interest expense recorded, relating to interest obligations on unsecured claims for the period from March 18, 2009 through the Effective Date that were paid based on the Plan (included in this amount is contractual interest expense of $63 million for 2009).
(e)	Reorganization items, net, represent professional fees; the write-off of debt discounts, premiums and debt issuance costs; the write-off of deferred financing expenses related to the termination of the U.S. accounts receivable facility; impacts from rejections or terminations of executory contracts and real property leases; impacts from the settlement of claims; and charges for reorganization initiatives.
(f)	Upon the effectiveness of our Plan, all previously outstanding shares of common stock were cancelled and pursuant to the Plan approximately 96 million shares of New Common Stock were issued. The weighted average shares for 2010 was based upon 243 million of old shares outstanding for approximately 10 months and approximately 100 million of new shares outstanding for approximately 2 months. As a result, the average shares outstanding and price of our New Common Stock may not be comparable to prior periods.
(g)	The 2009 amounts excludes $2 billion of Liabilities Subject to Compromise.
(h)	The 2010 net cash used in operations included $195 million related to cash settlements of claims in connection with the Chapter 11 cases and $50 million of pension contributions in accordance with the Plan.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The primary economic factors that influence the operations and sales of our Industrial Performance Products (“Industrial Performance”) and Industrial Engineered Products (“Industrial Engineered”) segments (collectively referred to as, “Industrials”) are industrial, electronic component and polymer production, residential and commercial construction. In addition, our Chemtura AgroSolutions segment is influenced by worldwide weather, disease and pest infestation conditions. Our Consumer Products segment is also influenced by general economic conditions impacting consumer spending and weather conditions. For additional factors that impact our performance, see Item 1A - Risk Factors.

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

Overview of Our Performance

We ended 2010 having emerged from Chapter 11 stronger and more focused on our customers and the industries we serve. We had strengthened our emphasis on performance and execution, eliminated non-value added costs, reduced legacy environmental and litigation exposures and reduced our financial leverage. We emerged from Chapter 11 with a much stronger balance sheet and substantial liquidity.

In 2011, we focused on executing our strategies for growth and in the process quickly returned to profitability. In our first year following our reorganization we earned $1.19 per diluted share.

At the core of our strategy is a focus on innovation and growth, particularly in the faster growing regions of the world. In 2011 we introduced new products, offered new and built on existing applications’ and invested in our businesses to serve our customers’ growing demand. Among the many accomplishments of 2011 are:

Industrial Performance

•	We announced our plans to build a new multi-purpose manufacturing facility in Nantong, China to support the growth in customer demand in the Asian region initially producing petroleum additives and urethanes products.

•	We committed to establish a European manufacturing capability for our Synton® line of high-viscosity polyalphaolefin (“HVPAO”) synthetic basestocks. This increased capacity will support our ability to meet the increasing global demand for these products by locating production capacity in a region of significant demand growth, and will enhance our service levels to continue to meet our customer commitments. Engineering work has commenced to enable production in 2013 of the Synton® 40 and Synton® 100 HVPAO products at our facility in Ankerweg, Amsterdam, The Netherlands.

Industrial Engineered

•	We continued the launch of our EmeraldTM range of flame retardants. We introduced EmeraldTM 3000, based on technology we licensed from The Dow Chemical Company, for use in XPS and EPS foams. We continued the introduction of EmeraldTM 1000 and introduced EmeraldTM 2000 which are used in the electronics market.

•	We are adding capacity for diethylzinc, triethylaluminum, and trimethylaluminum for organometallics. Demand for diethylzinc in pharmaceutical and solar applications outweighs supply. Trimethylaluminum is a building block for materials used in high brightness LEDs.

•	We formed the DayStar joint venture in Korea with UP Chemical Co. Ltd. so we can better serve the fabricators of high brightness LEDs.

•	We entered into a letter of intent with Archean Group to establish a strategic alliance in bromine and brominated derivatives in India.

Consumer Products

•	We developed and registered a new range of opening price point products and introduced the Pool EssentialsTM brand.

Chemtura AgroSolutions

•	We formed the ISEM S.r.l. joint venture in Italy with Isagro S.p.a to accelerate the development of our new product pipeline.

•	We appointed Bayer Crop Science as the distributor of our seed enhancement products in the Republic of China.

•	We obtained new product registrations and sourced new products for the expected introduction of at least 80 new products in 2012.

The need to make significant investments to support the growth in demand for many of our customer applications combined with the relentless increases in raw material input costs required us to place focus on increasing selling prices within our Industrial segments in 2011.

Like many industrial businesses, growth slowed in the second half of 2011 as customers tried to digest the changing perspectives on economic growth and the possible impacts of the European sovereign debt issues. Nevertheless, despite this uncertainty, we delivered significant year-on-year improvement in each of the four quarters of 2011.

As we look to 2012, we will continue to invest in people, capital expenditures and technology as we did in 2011 to further drive growth and improved profitability.

RESULTS OF OPERATIONS
(In millions, except per share data)
	2011	2010	2009
Net Sales
Industrial Performance Products	$1,358	$1,223	$999
Industrial Engineered Products	869	728	512
Consumer Products	422	458	457
Chemtura AgroSolutions	376	351	332
Net Sales	$3,025	$2,760	$2,300

Operating Income (Loss)
Industrial Performance Products	$137	$119	$91
Industrial Engineered Products	130	25	3
Consumer Products	26	67	63
Chemtura AgroSolutions	30	21	42
Segment Operating Income	323	232	199

General corporate expense including amortization	(113)	(102)	(106)
Change in useful life of property, plant and equipment	-	(1)	-
Facility closures, severance and related costs	(3)	(1)	(3)
Antitrust costs	-	-	(10)
Gain on sale of businesses	27	2	-
Impairment charges	(4)	(57)	(39)
Changes in estimates related to expected allowable claims	(3)	(35)	(73)
Total Operating Income (Loss)	227	38	(32)

Interest expense	(63)	(191)	(70)
Loss on early extinguishment of debt	-	(88)	-
Other expense, net	-	(6)	(17)
Reorganization items, net	(19)	(303)	(97)

Earnings (loss) from continuing operations before income taxes	145	(550)	(216)
Income tax expense	(25)	(22)	(10)

Earnings (loss) from continuing operations	120	(572)	(226)
Loss from discontinued operations, net of tax	-	(1)	(63)
Loss on sale of discontinued operations, net of tax	-	(12)	(3)
Net earnings (loss)	120	(585)	(292)
Less: net earnings attributable to non-controlling interests	(1)	(1)	(1)
Net earnings (loss) attributable to Chemtura	$119	$(586)	$(293)

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED - ATTRIBUTABLE TO CHEMTURA:
Earnings (loss) from continuing operations	$1.19	$(2.58)	$(0.93)
Loss from discontinued operations	-	-	(0.26)
Loss on sale of discontinued operations	-	(0.05)	(0.01)
Net earnings (loss) attributable to Chemtura	$1.19	$(2.63)	$(1.20)

Basic weighted-average shares outstanding	100.1	223.0	242.9

Diluted weighted-average shares outstanding	100.3	223.0	242.9

2011 COMPARED TO 2010

Overview

We reported consolidated net sales of $3 billion for the year ended 2011, which represents a $265 million increase over our consolidated net sales for 2010. We realized $213 million from higher selling prices, reflecting the requirements to reinvest in and support growing customer demand in our Industrial segments and to recover increases in raw material costs. Despite increased economic uncertainty and weaker electronics demand in the second half of the year, net sales volumes increased by $30 million year-on-year. Sales volume growth was generated by our Industrial Performance and Chemtura AgroSolutions segments, with sales volume decreases in our Industrial Engineered and Consumer Products segments. The volume decline in our Consumer Products segment reflected the loss of a pool and spa mass market customer for the 2011 season. Additionally, we benefited from $35 million in favorable foreign currency translation, primarily due to the strength of the Euro in the first half of the year. These increases were offset by a $13 million reduction in sales as a result of the natural sodium sulfonates and oxidized petrolatum product lines in the third quarter of 2010.

Our gross profit as a percentage of net sales for 2011 remained constant at 24% despite significant increases in our raw material and distribution costs. Gross profit for 2011 increased by $72 million over 2010 to $729 million. Increased selling prices generated a $213 million benefit, partially offset by a $110 million increase in raw material and energy costs coupled with $40 million and $11 million in higher manufacturing and distribution costs, respectively. Raw material costs in all of our segments experienced significant increases. Higher manufacturing costs in our Industrials segments were due to lower production volumes in the second-half of the year, higher maintenance cost, certain weather related plant outages in the third quarter and the relocation of certain manufacturing assets. We had a $15 million benefit from increased sales volumes and changes to our sales mix largely in our Industrial Performance segment which were only partially offset by declines in our Consumer Products segment. Gross profit increased by $10 million as a result of the favorable effects of selling our products in currencies other than the U.S. dollar, but was offset in part by a $3 million reduction due to a divestiture in the third quarter of 2010 and a $2 million increase in other costs.

Selling, general and administrative (“SG&A”) expense of $339 million was $24 million higher than in 2010. The increase was due to higher stock-based compensation expense of $22 million, which principally reflected equity awards made under the various emergence incentive plans and an $8 million charge related to an ongoing evaluation of a UK Pension benefit matter. In addition, our selling costs increased by $7 million over the prior year as we invested to promote our growth. These increases were only partially offset by a $5 million decrease in legal expenses and a $8 million decrease in all other expenses.

Depreciation and amortization expense of $140 million was $35 million lower than the prior year, primarily due to accelerated depreciation incurred in 2010 related to our El Dorado, Arkansas facility restructuring activities.

Research and development (“R&D”) expense of $43 million was $1 million higher than the prior year as a result of increased investment.

Facility closures, severance and related costs were $3 million in 2011 as compared with $1 million in 2010. The 2011 charges primarily related to severance costs of a restructuring plan to increase the effectiveness of our Chemtura AgroSolutions segment. The 2010 costs were related to the ongoing execution of prior restructuring initiatives.

Gain on sale of business of $27 million for 2011 related to the sale of our 50% interest in Tetrabrom Technologies Ltd. Gain on sale of business of $2 million for 2010 related to the divestiture of the natural sodium sulfonates and oxidized petrolatum product lines in the third quarter of that year.

We recorded impairment charges of $4 million in 2011 and $57 million in 2010. The 2011 charge included the impairment of intangible assets of our Chemtura AgroSolutions segment and property, plant and equipment related to our El Dorado, Arkansas facility. The 2010 charge included the impairment of goodwill within the Chemtura AgroSolutions segment, resulting from weaker industry demand due to the global economic recession. These factors resulted in reduced expectations for future cash flows resulting in lower estimated fair values for the respective assets.

Changes in estimates related to expected allowable claims were $3 million for 2011 compared with $35 million for 2010. These charges included adjustments to liabilities subject to compromise, primarily legal and environmental reserves, which were identified in the Chapter 11 claim evaluation and settlement processes. Recoveries from insurance carriers were included in these changes in estimates once contingencies related to coverage disputes with the insurance carriers were resolved and coverage was deemed probable. We recorded $32 million in 2010 related to insurance recoveries. The decrease in activity in 2011 is due to the confirmation of the Plan in November 2010 leaving just a number of disputed claims to be resolved.

In 2010, we determined that it was probable that obligations for interest on unsecured claims in the Chapter 11 proceedings would ultimately be paid based on the estimated claim recoveries reflected in the Plan. As such, prior interest from the Petition Date was recorded in 2010. Additionally, in August 2010, we entered into senior notes and a term loan to finance our emergence from Chapter 11. As a result, interest expense of $63 million in 2011 was significantly lower than that incurred in 2010.

Other expense, net in 2011 was less than $1 million compared with other expense, net of $6 million for the same period of 2010. Other expense primarily reflects foreign exchange gains or losses.

Reorganization items, net of $19 million in 2011 was $284 million lower than in 2010. Expense in both years is principally comprised of professional fees directly associated with the Chapter 11 reorganization and the impact of the value of negotiated claims settlements. The decrease in 2011 reflects our emergence from Chapter 11 in November 2010.

The income tax expense from continuing operations in 2011 was $25 million, compared with $22 million in 2010. The tax expense reported in 2011 included a decrease in deferred foreign income taxes of approximately $17 million that had been recorded in an international jurisdiction in prior years and an increase in foreign income taxes of approximately $5 million relating to a foreign tax matter dating back to the 1990s. The $17 million tax benefit was recorded after receiving approval from the international jurisdiction to change our filing position. In 2011 and 2010, we provided a full valuation allowance against the tax expense associated with our U.S. net operating loss.

Net earnings from continuing operations attributable to Chemtura for 2011 was $119 million, or $1.19 per share as compared with a net loss from continuing operations attributable to Chemtura of $573 million, or $2.58 per share for 2010.

The loss from discontinued operations in 2010 was related to the divesture of the PVC additives business in April 2010.

The following is a discussion of our segment results:

Industrial Performance Products

The Industrial Performance segment benefited from higher sales volumes driven by increased customer demand for petroleum additive products used in automotive, refrigeration and general industrial applications and for urethane products used in mining, oil and gas and general industrial applications. The increased demand was predominately in the first half of the year and weakened in the second half of the year as general economic conditions softened. We saw significant increases in raw material costs throughout the year and higher manufacturing costs due to production issues experienced in the first half of 2011. Increases in sales volumes and the cost of fuel surcharges resulted in higher distribution costs over last year. The increase in these costs were effectively covered by selling price increases in all businesses throughout the year. We continued to focus our efforts in providing value added products and services and invested our capital in the addition of resources in our sales and technology areas to support our research and development efforts and offer improved customer support. In the third quarter of 2010, this segment divested its natural sodium sulfonates and oxidized petrolatum product lines.

The Industrial Performance segment reported net sales of $1.4 billion in 2011, a $135 million improvement over 2010. This growth was primarily driven by an $81 million benefit from higher selling prices and a $56 million benefit from increased sales volume. The segment also benefitted from favorable foreign currency translation of $11 million. These increases were partly offset by a $13 million reduction in net sales due to the divestiture of its natural sodium sulfonates and oxidized petrolatum product lines in the third quarter of 2010.

Operating income totaled $137 million for 2011, an increase of $18 million over 2010. Improvement in our results reflected the higher selling prices, increased volume and changes in sales mix of $27 million, lower costs associated with REACh (now that the first registration date has passed)of $2 million and a $1 million benefit from favorable foreign currency translation. These benefits were partially offset by increases of $67 million in raw material costs, $12 million in higher manufacturing costs, $3 million in higher distribution costs and $8 million in higher SG&A and R&D (collectively “SGA&R”) costs. Operating income was reduced by $3 million due to the divestiture of our natural sodium sulfonates and oxidized petrolatum product lines in the third quarter of 2010.

Industrial Engineered Products

Our Industrial Engineered segment reported overall lower volumes in 2011 compared with 2010 due primarily to weaker demand in the second half of the year. The lower volumes were the result of reduced demand for flame retardants used in printed wiring boards in the electrical and electronics industries and lower demand for tin-based organometallics products. Sales volumes for our other organometallic products showed solid increases versus the prior year. The segment experienced significant increases in raw material costs throughout the year, higher manufacturing costs due to lower plant production volumes and higher plant maintenance costs, increased distribution costs due to rate increases and higher SGA&R expense in sales and technology to support our growth initiatives. This segment aggressively increased selling prices throughout 2011 to cover these cost increases as well as to support the required capacity reinvestments to ensure a sustainable and reliable supply of products to our customers. The segment also benefited from the non-recurring expense incurred in 2010 related to accelerated depreciation in our El Dorado, Arkansas facility.

Net sales for the Industrial Engineered segment were $869 million in 2011. The $141 million increase from the prior year was largely the result of $139 million in higher selling prices, $12 million in favorable foreign currency translation on products sold in currencies other than the U.S. Dollar, partially offset by $10 million in volume reductions.

Operating income of $130 million in 2011 reflected an improvement of $105 million compared with $25 million in 2010. Improvements reflected significant higher selling prices, a favorable volume and sales mix of $2 million, the favorable impact of foreign currency translation of $7 million and a $2 million decrease in other costs. These benefits more than offset a $37 million increase in raw material costs, $21 million in higher manufacturing costs, $5 million higher distribution costs and a $9 million increase in SGA&R costs. Additionally, 2011 comparisons were favorably impacted by the $27 million incurred in non-recurring accelerated depreciation charges in 2010 related to our El Dorado, Arkansas facility.

Consumer Products

Our Consumer Products segment was negatively impacted by the loss of a mass market customer for the 2011 season, selling price reductions within the domestic mass market channel, tighter customer management of their inventory requirements during the year and mixed weather conditions during the season. Lower production volumes resulted in higher manufacturing costs. Reductions in our selling prices were the result of competition when bidding for the 2011 selling season.

Net sales for the Consumer Products segment were $422 million in 2011, which was $36 million below 2010. This decline is largely due to a $34 million decrease in volume and a $9 million reduction in selling prices. These reductions were offset by $7 million in favorable foreign currency translation.

Consumer Products reported operating income of $26 million for 2011 which was $41 million below operating income of $67 million in 2010. The decline in operating income reflected the reductions in sales price and volume of $9 million and $18 million, respectively. In addition, the segment experienced $12 million in increased manufacturing costs and $6 million in increased raw material costs and a $1 million decrease in other costs. The segment benefited from $3 million of favorable foreign currency translation and a $2 million reduction in accelerated depreciation expense.

Chemtura AgroSolutions

Our Chemtura AgroSolutions segment benefited from increases in sales volume, particularly in our seed treatment and acaricides products and increased selling prices in North America. We also benefitted from the non-recurring legal expenses that were partially offset by higher bad debt expense and start-up losses from our ISEM joint venture in 2011.

Net sales rose by $25 million to $376 million in 2011 reflecting the benefit of the $18 million growth in volume, $5 million related to favorable foreign currency translation and $2 million in higher selling prices.

Operating income increased $9 million in 2011 to $30 million compared with $21 million in 2010. This increase is a reflection of the increase in sales volume of $5 million, reductions in manufacturing costs of $5 million and the increase in selling prices noted above. Operating income was also impacted by distribution costs increases of $4 million, equity losses from our ISEM joint venture of $2 million, the $1 million impact of unfavorable foreign currency translation and $1 million in higher accelerated depreciation cost, partially offset by the $2 million benefit from non-recurring legal expenses net of the higher bad debt expense and a $3 million decrease in other costs.

General Corporate

Included in our general corporate expenses are costs of a general nature or managed on a corporate basis. These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities together with costs associated with legacy activities and intangible asset amortization. Functional costs are allocated between the business segments and general corporate expense.

Corporate expense was $113 million in 2011, which included $38 million of amortization expense related to intangible assets. In comparison, corporate expense was $102 million in 2010 which included $37 million of amortization expense related to intangible assets.

The $11 million increase in corporate expense was largely due to a $12 million increase in stock-based compensation expense, principally the result of equity awards made under the emergence incentive plans. These costs were partially offset by a reduction in environmental reserve adjustments required for 2011 as compared with 2010 and reduced U.S. post-retirement benefit plan expense for 2011.

2010 COMPARED TO 2009

Overview

Consolidated net sales increased by $460 million to $2.8 billion in 2010 compared with $2.3 billion in 2009. The increase in net sales was attributable to increased sales volumes of $422 million and higher selling prices of $52 million, partially offset by unfavorable foreign currency translation of $6 million and $8 million in lost revenues related to the divestiture of the natural sodium sulfonates and oxidized petrolatum product lines. The increase in sales volume was principally within the Industrial segments as the industries we supply through these segments were the most severely affected by the economic recession in 2009 as demand declined sharply and customers undertook de-stocking in light of the changes in the economy. By the second quarter of 2009, inventory de-stocking had ceased and some industry sectors, such as electronics, started to show strong recovery which continued throughout 2010. However, in many of the industrial sectors exposed to macroeconomic cyclicality, such as building and construction, the recovery had been modest and demand still significantly lagged the levels seen before the onset of the recession.

Gross profit for 2010 was $657 million, an increase of $78 million compared with $579 million in 2009. The increase in gross profit was primarily due to $86 million in higher sales volume (net of product mix), $61 million of favorable manufacturing costs and $52 million from higher selling prices. These improvements were partially offset by $79 million in higher raw material and energy costs, an $18 million increase in distribution costs, $7 million related to costs associated with registration of chemicals in the European Union under REACh legislation, $4 million from unfavorable foreign currency exchange, a $3 million environmental reserve adjustment, $2 million in lost income from the sale of the natural sodium sulfonates and oxidized petrolatum product lines, a $1 million increase in stock-based compensation expense and a $7 million increase in other costs. Our results were impacted by increased raw material costs compared with the lower levels seen in the first three quarters of 2009. Gross profit as a percentage of sales was 24% in 2010, or 1% lower than 2009, mainly due to the increases in raw material costs exceeding increases in selling prices.

SG&A expense of $315 million was $26 million higher than the prior year, primarily due to higher selling and marketing expense, legal expenses, stock-based compensation expense, and a loss on disposal of an asset. Approximately $6 million of the increase in SG&A expense related to expenses associated with the internal review of customer incentive, commission and promotional payment practices in the European region. The increase in stock-based compensation expense of $5 million primarily related to expense recognized in 2010 for the 2009 and 2010 emergence incentive plan which were approved in 2010. The loss on disposal of an asset of $2 million in 2010 related to a software component of our SAP system that we no longer utilized.

Depreciation and amortization expense from continuing operations of $175 million was $13 million higher than the prior year. This includes accelerated depreciation related to restructuring activities of $30 million in 2010 primarily within our Industrial Engineered segment, compared with accelerated depreciation of $5 million in 2009 within our Consumer Products and Industrial Performance segments.

R&D expense of $42 million in 2010 was $7 million higher than in 2009 as a result of increased investment in new product and technology development.

Facility closures, severance and related costs were $1 million in 2010 as compared with $3 million in 2009. These charges related to our ongoing execution of restructuring initiatives.

Antitrust costs were negligible in 2010 and $10 million in 2009. The antitrust costs in 2009 primarily represented a judgment in litigation related to certain rubber chemical claimants and legal costs associated with antitrust investigations and civil lawsuits.

The gain on sale of business of $2 million in 2010 related to the sale of our natural sodium sulfonates and oxidized petrolatum product lines within our Industrial Performance segment.

We recorded impairment charges of $57 million in 2010 and $39 million in 2009. The 2010 charge included the impairment of goodwill within the Chemtura AgroSolutions segment. The 2009 charge included the impairment of goodwill of $37 million and the impairment of intangible assets of $2 million within the Consumer Products segment. The impairment charges were principally the result of underperformance in these segments caused by weaker industry demand due to the global economic recession. These factors resulted in reduced expectations for future cash flows and lower estimated fair values for the respective assets.

Changes in estimates related to expected allowable claims were $35 million in 2010 compared with $73 million in 2009. These changes included adjustments to liabilities subject to compromise (primarily legal and environmental reserves) identified in the Chapter 11 proofs of claim evaluation and settlement process. Recoveries from insurance carriers are included in these changes in estimates once contingencies related to coverage disputes with insurance carriers had been resolved and coverage was deemed probable. We recorded $32 million in 2010 related to insurance coverage.

Interest expense of $191 million in 2010 was $121 million higher than in 2009. The higher interest expense resulted from our determination that it was probable that obligations for interest on unsecured bankruptcy claims would ultimately be paid based on the estimated claim recoveries reflected in the Plan filed during the second quarter of 2010. As such, interest that had not previously been recorded since the Petition Date was recorded in the second quarter of 2010. The amount of post-petition interest recorded in 2010 was $137 million (included in the amount is contractual interest of $63 million relating to 2009), which represented the cumulative amount of interest accruing from the Petition Date through the Effective Date. Additionally, we recorded interest expense incurred with respect to the Senior Notes and Term Loan. These impacts were partially offset by lower financing costs under the Amended DIP Credit Facility entered into in February 2010.

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

Reorganization items, net in 2010 of $303 million primarily was comprised of professional fees directly associated with the Chapter 11 reorganization and the impact of claims settlements related to the consummation of our confirmed Plan. Reorganization items, net in 2009 was $97 million which included the write-off of pre-petition debt discounts, premiums and debt issuance costs, professional fees directly associated with the Chapter 11 reorganization and the write-off of deferred financing expenses related to the termination of the U.S. accounts receivable financing facility, partially offset by gains on a settlement of pre-petition liabilities.

Our income tax expense in 2010 was $22 million compared with $10 million in 2009. The 2010 income tax expense was primarily related to our non-U.S. operations since we provided a full valuation allowance against the tax benefit associated with our U.S. net operating loss. The 2009 income tax expense included an increase to our valuation allowance and the impact of a decrease in the liability for an unrecognized tax benefit of $9 million as a result of the expiration of the statute of limitation; bankruptcy claims adjustments and favorable audit settlements or payments related to prior years.

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

The following is a discussion of the results of our segments.

Industrial Performance Products

Industrial Performance segment net sales increased by $224 million or 22% to $1.2 billion in 2010. Operating income increased by $28 million or 31% to $119 million in 2010.

The increase in net sales was driven primarily by increased sales volume of $219 million and increased selling prices of $19 million, partially offset by $6 million in unfavorable foreign currency translation and an $8 million reduction from the sale of the natural sodium sulfonates and oxidized petrolatum product lines. The higher sales volume was driven by increased customer demand across all industry segments due to improved economic conditions and general recoveries in the industrial applications we served compared with 2009, as well as strong growth in the Asia Pacific region.

Operating income increased due to a $49 million benefit from higher sales volume from all businesses, a $36 million reduction in manufacturing costs, $19 million in increased selling prices, the absence of $2 million in accelerated depreciation and a $1 million increase in equity income. These favorable trends were partly offset by $47 million in higher raw material costs, a $14 million increase in distribution costs, $6 million in unfavorable foreign currency translation, $5 million in higher SGA&R expense, a $5 million increase in REACh costs and a $2 million reduction in income from the sale of the natural sodium sulfonates and oxidized petrolatum product lines.

Industrial Engineered Products

Industrial Engineered segment net sales increased by $216 million or 42% to $728 million in 2010. Operating income increased by $22 million to $25 million in 2010.

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

Operating income increased primarily due to a $40 million increase in selling prices, a $28 million benefit from higher sales volume (net of unfavorable product mix), a $20 million reduction in manufacturing costs (primarily due to the higher plant utilization) and a $3 million increase in equity income. These favorable items were partially offset by a $32 million increase in raw material costs, $28 million in accelerated depreciation related to restructuring activities, $3 million in higher SGA&R expense, $3 million in unfavorable foreign currency exchange, $2 million in higher REACh costs and $1 million in higher distribution costs.

Consumer Products

Consumer Products segment net sales increased $1 million to $458 million in 2010. Operating income increased $4 million to $67 million in 2010.

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

Operating income increased due to $8 million in lower manufacturing costs, $3 million from increased sales volume and favorable product mix, and $3 million in favorable foreign currency exchange. These benefits were partially offset by $6 million in lower selling prices, a $1 million increase in raw material and energy costs, a $1 million increase in distribution costs and a $2 million increase in other costs.

Chemtura AgroSolutions

Chemtura AgroSolutions segment net sales increased by $19 million or 6% to $351 million in 2010. However, operating profit of $21 million in 2010 decreased by $21 million compared with 2009. The increase in net sales reflected a $21 million benefit from higher sales volume, partly offset by lower selling prices of $1 million and unfavorable foreign currency translation of $1 million. Demand in Europe was impacted by the reduced availability of credit to growers in the first quarter of 2010, the impact of a prolonged winter and a drought in western Russia and the Ukraine. Demand in both our North American and Asia Pacific regions improved significantly in 2010 while Latin America experienced flat demand.

Operating income decreased due to $18 million in higher SGA&R expense, $3 million of unfavorable manufacturing costs, a $3 million impact from an unfavorable decision in a long standing Canadian trade dispute, $2 million in higher distribution costs, $1 million from lower selling prices and a $4 million increase in other costs. These unfavorable items were partially offset by a $6 million benefit from higher sales volume, $2 million in lower raw material costs and $2 million from favorable foreign currency translation. Approximately $6 million of the increase in SGA&R expense related to expenses associated with the internal review of customer incentive, commission and promotional payment practices in the European region. The remaining SGA&R increase related to R&D investments in new products and registrations and programs to drive sales growth in subsequent periods.

General Corporate

Corporate expense was $102 million in 2010, which included $37 million of amortization expense related to intangible assets. In comparison, corporate expense was $106 million in 2009, which included $38 million of amortization expense related to intangible assets.

The $4 million decrease in corporate expense was primarily due to reduced spending on information technology initiatives, which included completion of the Consumer Products segment SAP implementation project and asset dispositions in 2009, and lower depreciation and amortization expense, partially offset by higher expenses related to European pension plans, environmental reserve adjustments and stock-based compensation expense.

Adjusted EBITDA

Adjusted EBITDA is a financial measure that is not calculated or presented in accordance with generally accepted accounting principles (“GAAP”). While we believe that such measures are useful in evaluating our performance, investors should not consider them to be a substitute for financial measures prepared in accordance with GAAP. In addition, the financial measures may differ from similarly titled financial measures used by other companies and do not provide a comparable view of our performance relative to other companies in similar industries. Adjusted EBITDA for 2011, 2010 and 2009 is calculated as follows:

(In millions)	2011	2010	2009

Net earnings (loss) attributable to Chemtura	$119	$(586)	$(293)

Plus: Interest expense	63	191	70
Plus: Loss on early extinguishment of debt	-	88	-
Plus: Other expense, net	-	6	17
Plus: Reorganization items, net	19	303	97
Plus: Income tax expense	25	22	10
Plus: Loss from discontinued operations, net of tax	-	1	63
Plus: Loss on sale of discontinued operations, net of tax	-	12	3
Plus: Net earnings attributable to non-controlling interests	1	1	1

Operating income (loss)	227	38	(32)

Plus: Depreciation and amortization	140	175	162
Plus: Operational facility closures, severance and related costs	3	1	3
Plus: Antitrust costs	-	-	10
Less: Gain on sale of business	(27)	(2)	-
Plus: Impairment charges	4	57	39
Plus: Changes in estimates related to expected allowable claims	3	35	73
Plus: Non-cash stock-based compensation	26	8	3
Plus: Loss on disposal of assets	1	2	-
Plus: Other non-recurring adjustments	-	6	2
Plus: UK pension benefit matter	8	-	-
Adjusted EBITDA	$385	$320	$260

LIQUIDITY AND CAPITAL RESOURCES

On October 18, 2011, we announced that our Board of Directors (the “Board”) had authorized us to repurchase up to $50 million of our new common stock over the next twelve months. The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion. The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). As of December 31, 2011, the cumulative authorized repurchase allowance was $50 million, of which we had purchased 2 million shares for $22 million. The remaining allowance under the program was approximately $28 million.

Emergence from Chapter 11

On March 18, 2009 (the “Petition Date”) Chemtura and 26 of our U.S. affiliates (collectively the “U.S. Debtors” or the “Debtors” when used in relation to matters before August 8, 2010) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).

On August 8, 2010, our Canadian subsidiary, Chemtura Canada Co/Cie (“Chemtura Canada”), filed a voluntary petition for relief under Chapter 11. On August 11, 2010 Chemtura Canada commenced ancillary recognition proceedings under Part IV of the Companies’ Creditors Arrangement Act (the “CCAA”) in the Ontario Superior Court of Justice, (the “Canadian Court” and such proceedings, the “Canadian Case”). The U.S. Debtors along with Chemtura Canada after it filed for Chapter 11 (collectively the “Debtors”) requested the Bankruptcy Court to enter an order jointly administering Chemtura Canada’s Chapter 11 case with the previously filed Chapter 11 cases and appoint Chemtura Canada as the “foreign representative” for the purposes of the Canadian Case. Such orders were granted on August 9, 2010. On August 11, 2010, the Canadian Court entered an order recognizing the Chapter 11 cases as a “foreign proceedings” under the CCAA.

On November 3, 2010, the Bankruptcy Court entered an order confirming the Debtors’ plan of reorganization (the “Plan”). On November 10, 2010 (the “Effective Date”), the Debtors substantially consummated their reorganization through a series of transactions contemplated by the Plan and the Plan became effective.

On June 10, 2011, we filed a closing report in Chemtura Canada’s Chapter 11 case and a motion seeking a final decree closing that Chapter 11 case. On June 23, 2011, the Bankruptcy Court granted our motion and entered a final decree closing the Chapter 11 case of Chemtura Canada.

On December 1, 2011, we filed a motion requesting entry of an order granting a final decree closing the Chapter 11 cases of 22 Debtors (the “Fully Administered Debtors”). On December 15, 2011, the Bankruptcy Court entered an order granting a final decree closing the Fully Administered Debtors’ Chapter 11 cases.

On February 7, 2012, we filed a motion requesting entry of an order granting a final decree closing the Chapter 11 cases for Bio-Lab, Inc. and GLCC Laurel, LLC.

For further discussion of the Chapter 11 cases, see Note 18 – Emergence from Chapter 11 in our Notes to Consolidated Financial Statements.

Financing Facilities

In 2010, in order to fund our Plan, emerge from Chapter 11 and provide for future capital needs, we obtained approximately $1 billion in financing. On August 27, 2010, we completed a private placement offering under Rule 144A of $455 million aggregate principal amount of 7.875% senior notes due 2018 (the “Senior Notes”) at an issue price of 99.269% in reliance on an exemption pursuant to Section 4(2) of the Securities Act of 1933. We also entered into a senior secured term facility credit agreement due 2016 (the “Term Loan”) with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1%. The Term Loan permits us to increase the size of the facility by up to $125 million. On the Effective Date, we entered into a five-year senior secured revolving credit facility available through 2015 (the “ABL Facility”) for an amount up to $275 million, subject to availability under a borrowing base (with a $125 million letter of credit sub-facility). The ABL Facility permits us to increase the size of the facility by up to $125 million subject to obtaining lender commitments to provide such increase. At December 31, 2011, we had no borrowings under the ABL Facility, but we had $15 million of outstanding letters of credit (primarily related to insurance obligations, environmental obligations and banking credit facilities) which utilizes available capacity under the facility. At December 31, 2011 we had approximately $201 million of undrawn availability under the ABL Facility.

These facilities contain covenants that limit, among other things, our ability to enter into certain transactions, such as creating liens, incurring additional indebtedness or repaying certain indebtedness, making investments, paying dividends, and entering into acquisitions, dispositions and joint ventures. The Term Loan requires that we meet certain quarterly financial maintenance covenants including a maximum Secured Leverage Ratio (as defined in the agreement) of 2.5:1.0 and a minimum Consolidated Interest Coverage Ratio (as defined in the agreement) of 3.0:1.0. The ABL Facility contains a springing financial covenant requiring a minimum trailing 12-month fixed charge coverage ratio of 1.1 to 1.0 at all times during any period from the date when the amount available for borrowings under the ABL Facility falls below the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments until such date such available amount has been equal to or greater than the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments for 45 consecutive days. As of December 31, 2011, we were in compliance with the covenant requirements of these financing facilities.

For further discussion of the financing facilities, see Note 8 – Debt in the Notes to our Consolidated Financial Statements.

Accounts Receivable Financing Facility

On October 26, 2011, certain of our European subsidiaries (the “Sellers”) entered into a trade receivables financing facility (the “A/R Financing Facility”) with GE Factofrance SAS as purchaser (the “Purchaser”). Pursuant to the A/R Financing Facility, and subject to certain conditions stated therein, the Purchaser has agreed to purchase from the Sellers, on a revolving basis, certain trade receivables up to a maximum amount outstanding at any time of €68 million (approximately $88 million). The A/R Financing Facility is uncommitted and has an indefinite term. Since availability under the A/R Financing Facility is expected to vary depending on the value of the Seller’s eligible trade receivables, the Sellers’ availability under the A/R Financing Facility may increase or decrease from time to time. The monthly financing fee on the drawn portion of the A/R Financing Facility is the applicable Base Rate plus 1.50%. In addition, the A/R Financing Facility is subject to a minimum commission on the annual volume of transferred receivables. We had no outstanding borrowings under the A/R Financing Facility, for the period ending December 31, 2011.

Cash Flows from Operating Activities

Net cash provided by operating activities was $182 million in 2011, net cash used in operating activities was $204 million in 2010 and net cash provided by operating activities was $49 million in 2009. Changes in key accounts are summarized below:

Favorable (unfavorable)
(In millions)	2011	2010	2009
Accounts receivable	$13	$(77)	$36
Impact of accounts receivable facilities	-	-	(103)
Inventories	(24)	(36)	85
Restricted cash	-	(38)	-
Accounts payable	(11)	70	16
Pension and post-retirement health care liabilities	(82)	(61)	(26)
Liabilities subject to compromise	(8)	(195)	(31)

During 2011, accounts receivable decreased by $13 million driven by lower sales in the fourth quarter of 2011 compared to the fourth quarter of 2010 for the Consumer Products, the antioxidants product line of Industrial Performance and Chemtura AgroSolutions segments. There was an overall improvement in the our days sales outstanding. Inventory increased $24 million during 2011 reflecting increased cost of raw materials, lower sales volumes and the overall decrease in the reserves reflecting the efforts to reduce slow moving and obsolete goods. Accounts payable decreased by $11 million during 2011 primarily due to the payment of approximately $23 million of Chapter 11 related legal and professional fees accrued in 2010. There was a slight increase in the days payable outstanding. Pension and post-retirement health care liabilities decreased due to the funding of benefit obligations. Contributions to our pension plans amounted to $96 million in 2011, including $34 million for domestic plans and $62 million for the international plans. Liabilities subject to compromise related to operating activities decreased by $8 million in 2011, primarily due to the payment in cash of certain pre-petition liabilities in accordance with the Plan. Cash flows from operating activities in 2011 were adjusted by the impact of certain non-cash and other charges, which primarily included depreciation and amortization expense of $140 million, a gain of the sale of a business of $27 million, stock-based compensation expense of $26 million, provision for doubtful accounts of $7 million and impairment charges of $4 million.

During 2010, accounts receivable increased by $77 million. The increase in accounts receivable was driven by increased volume principally within the Industrial Performance and Industrial Engineered segments as the industries we supply in these segments were most severely affected by the economic slowdown in 2009 as demand declined sharply and customers undertook de-stocking in light of the changes in the economy. With available liquidity in 2010, we were able to resume our historic practice of building inventory ahead of the higher seasonal demand for some of our products and, as such, inventory increased $36 million during 2010. Accounts payable increased by $70 million in 2010 primarily a result of growth in raw material and capital purchases, improved vendor credit terms and timing of professional fee payments related to Chapter 11 proceedings. Pension and post-retirement health care liabilities decreased by $61 million primarily due to the funding of benefit obligations. Contributions amounted to $83 million in 2010, which included $69 million for domestic plans (includes a $50 million contribution in accordance with the Plan) and $14 million for international plans. Liabilities subject to compromise related to operating activities decreased by $195 million in 2010 (excluding pre-petition debt settlements), primarily due to the payment in cash of certain pre-petition liabilities as part of the consummation of the Plan. Cash flows from operating activities in 2010 were adjusted by the impact of certain non-cash and other charges, which primarily included reorganization items, net of $186 million, depreciation and amortization expense of $175 million, contractual post-petition interest expense of $113 million, a loss on early extinguishment of debt of $88 million (which included the settlement of certain “make-whole” and “no-call” claims), impairment charges of $60 million, change in estimates related to expected allowable claims of $35 million, a deferred tax expense of $34 million, a loss on sale of discontinued operations of $12 million and stock-based compensation expense of $10 million.

During 2009, we generated net cash from operating activities of $49 million. The cash provided was a combination of our net loss of $292 million, adjusted for non-cash amounts during the period including depreciation and amortization of $173 million, impairment charges of $104 million, changes in estimates related to expected allowable claims of $73 million and reorganization items of $35 million. In addition, inventory decreased $85 million due to lower raw material and energy costs as well as the execution of inventory reduction initiatives and lower demand, accounts receivable decreased $36 million driven by reduced sales and the benefit of our collection efforts and accounts payable increased $16 million primarily due to the timing of vendor payments. Offsetting these net inflows of cash was a decrease in proceeds from the sale of accounts receivables under our accounts receivable financing facilities of $103 million (due to the termination of the U.S. accounts receivable facility and restricted availability and access to our European accounts receivable financing facility), liabilities subject to compromise were affected by payments of $31 million against prepetition liabilities and pension and post-retirement healthcare liabilities decreased by $26 million, primarily due to contributions.

Cash Flows from Investing and Financing Activities

Investing Activities

Net cash used in investing activities was $181 million for 2011. Investing activities were primarily related to $154 million in capital expenditures for U.S. and international facilities, environmental and other compliance requirements, as well as payments related to the formation of joint ventures of $35 million, which included $29 million for ISEM S.r.l. and $6 million for DayStar Materials, LLC, partially offset by $8 million received from the divestment of the oleochemical business in 2008.

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

Net cash used in investing activities was $58 million for 2009, which reflected capital expenditures amounted to $56 million primarily related to U.S. and foreign facilities, the enterprise resource planning (“ERP”) initiatives, and environmental and other compliance requirements, and $5 million of net cash paid as deferred consideration for a prior year acquisition offset by net proceeds from prior year divestments of the oleochemicals and fluorine chemicals businesses of $3 million.

Financing Activities

Net cash used in financing activities was $18 million for 2011, which included shares acquired under our share repurchase program of $22 million offset by proceeds from short term borrowings of $3 million and proceeds from the exercise of stock options of $1 million.

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

Settlements of Liabilities Subject to Compromise and Disputed Claims

In 2011, we settled approximately $41 million of disputed claims asserted in our Chapter 11 cases in $33 million of restricted cash and $8 million of cash. These settlements were comprised of $27 million for environmental items, $10 million for general unsecured claims, $2 million for disputed cure claims and $2 million for general unsecured claims subject to segregated reserves. Additionally we issued approximately $33 million of New Common Stock for the settlement of certain other disputed claims in accordance with the Plan.

In 2010, we settled approximately $373 million of liabilities subject to compromise in cash upon our bankruptcy emergence. Additionally we issued approximately $1.4 billion of New Common Stock for the settlement of liabilities subject to compromise in accordance with the Plan.

Contractual Obligations and Other Cash Requirements

We have obligations to make future cash payments under contracts and commitments, including long-term debt agreements, lease obligations, environmental liabilities, post-retirement health care liabilities, facility closures, severance and related costs, and other long-term liabilities.

The following table summarizes our significant contractual obligations and other cash commitments as of December 31, 2011. Payments associated with bankruptcy claims not yet allowed in the Chapter 11 cases as of the Effective Date (referred to as disputed claims) have been excluded from the table below given the inherent uncertainties associated with these claims.

(In millions)		Payments Due by Period
								2017 and
Contractual Obligations*		Total	2012	2013	2014	2015	2016	Thereafter
Total debt (including capital leases)	(a)	$756	$6	$-	$-	$-	$295	$455
Operating leases	(b)	75	13	12	10	8	8	24
Facility closures, severance and related cost liabilities	(c)	1	1	-	-	-	-	-
Capital expenditures	(d)	20	20	-	-	-	-	-
Interest payments	(e)	340	54	54	54	54	52	72
Unconditional purchase obligations	(f)	6	2	2	1	1	-	-
Subtotal - Contractual Obligations		1,198	96	68	65	63	355	551
Environmental liabilities	(g)	89	19	18	11	8	6	27
Post-retirement health care liabilities	(h)	116	10	9	9	9	9	70
Unrecognized tax benefits	(i)	72	21	1	3	5	-	42
Other long-term liabilities (excluding pension liabilities)		33	1	5	1	4	2	20
Total cash requirements		$1,508	$147	$101	$89	$89	$372	$710

*	Additional information is provided in various footnotes (including Debt, Leases, Legal Proceedings and Contingencies, Pension and Other Post-Retirement Plans, Restructuring and Asset Impairment Activities, and Income Taxes) in our Notes to Consolidated Financial Statements.

(a)	Our debt agreements include various notes and bank loans for which payments will be payable through 2018. The future minimum lease payments under capital leases at December 31, 2011 were not significant. Obligations by period reflect stated contractual due dates.
(b)	Represents operating lease obligations primarily related to buildings, land and equipment. Such obligations are net of future sublease income and will be expensed over the life of the applicable lease contracts.
(c)	Represents estimated payments from accruals related to our cost reduction programs.
(d)	Represents capital commitments for various open projects.
(e)	Represents interest payments and fees related to our Senior Notes, Term Loan, ABL Facility and other debt obligations outstanding at December 31, 2011. Assumed interest rates are based upon rates in effect at December 31, 2011.
(f)	Primarily represents unconditional purchase commitments to purchase raw materials and tolling arrangements with outside vendors.
(g)	We have ongoing environmental liabilities for future remediation and operating and maintenance costs directly related to remediation. We estimate that the ongoing environmental liability could range up to $107 million. We have recorded a liability for ongoing environmental remediation of $88 million at December 31, 2011.
(h)	We have post-retirement health care plans that provide health and life insurance benefits to certain retired and active employees and their beneficiaries. These plans are generally not pre-funded and expenses are paid by us as incurred, with the exception of certain inactive government related plans that are paid from plan assets.
(i)	We have recorded a liability for unrecognized tax benefits of $72 million at December 31, 2011 which do not reflect competent authority offsets of $26 million, which are reflected as assets in our balance of unrecognized tax benefits.

During 2011, we made payments of $25 million and $2 million for operating leases and unconditional purchase obligations, respectively.

We fund our defined benefit pension plans based on the minimum amounts required by law plus additional voluntary contribution amounts we deem appropriate. Estimated future funding requirements are highly dependent on factors that are not readily determinable. These include changes in legislation, returns earned on pension investments, labor negotiations and other factors related to assumptions regarding future liabilities. In 2011, we made contributions of $83 million to our domestic and international pension plans and $11 million to our post-retirement benefit plans (including payments made by us directly to plan participants). See “Critical Accounting Estimates” below for details regarding current pension assumptions. To the extent that current assumptions are not realized, actual funding requirements may be significantly different from those described below. The following table summarizes the estimated future funding requirements for defined benefit pension plans under current assumptions:

	Funding Requirements by Period
(In millions)	2012	2013	2014	2015	2016
Qualified domestic pension plans	$40	$40	$41	$39	$35
International and non-qualified pension plans	34	23	23	10	10
Total pension plans	$74	$63	$64	$49	$45

As previously disclosed, on December 22, 2010, the UK Pensions Regulator issued a “warning notice” to us, stating their intent to request authority to issue a “financial support direction” against us for the support of the benefit obligations under one of our UK pension plans. Our UK subsidiary that is responsible for this plan has entered into definitive agreements with the trustees of that plan over the terms of a “recovery plan” which provided for a series of additional cash contributions to be made to reduce its underfunding over time and the UK Pensions Regulator withdrew the “warning notice.” The agreements provided, among other things, for our UK subsidiary to make cash contributions of £60 million (approximately $95 million) in just over a three year period, with the initial contribution of £30 million ($49 million) made in the second quarter of 2011. The agreements also provide for the granting of both a security interest and a guarantee to support certain of the liabilities under this pension plan. Obligations associated with these payments have been included in the above funding table.

There is also an evaluation being undertaken as to whether additional benefit obligations exist in connection with the equalization of certain benefits under the UK Pension Plan that occurred in the early 1990s. Based on the results of the evaluation to date, $8 million of expense has been recorded in the fourth quarter of 2011, which may be subject to adjustment as further information is gathered as part of the evaluation. Upon completion of the evaluation and the finalization of the liability with respect to additional benefit obligations, additional cash contributions to the UK Pension Plan may be required starting in 2013.

We have substantial U.S. net operating losses (“NOLs”) as described in Note 10 - Income Taxes to our Consolidated Financial Statements. While our utilization of these NOLs is subject to annual federal NOL limitations under Internal Revenue Code (“IRC”) Section 382, we expect they will substantially reduce the amount of U.S. cash tax payments we are required to make in the foreseeable future.

Other Sources and Uses of Cash

We expect to finance our continuing operations and capital spending requirements for 2012 with cash flows provided by operating activities, available cash and cash equivalents, borrowings under our ABL Facility, utilization of the A/R Financing Facility and other sources. Cash and cash equivalents as of December 31, 2011 were $180 million.

Strategic Initiatives

We continually review each of our businesses, individually and as part of our portfolio to determine whether to continue in, consolidate, reorganize, exit or expand our businesses, operations and product lines. In each case, we examine whether, on a short-term or long-term basis, the business, operation or product line constitutes a strategic fit with our products, contributed to our financial health and will achieve our business objectives. If it does not, we will implement initiatives which may include, among other things, limiting or exiting the business, operation or product line, consolidating operations or facilities or selling or otherwise disposing of the business or asset. Our review process also involves expanding businesses, investing in innovative and regional growth, product lines and bringing new products to market or changing the way do business.

The following items are the result of our newly implemented and proposed business initiatives during 2011:

•	On January 26, 2011, we announced the formation of ISEM S.r.l. (“ISEM”), a strategic research and development alliance with Isagro S.p.A., which will provide us access to two commercialized products and accelerate the development and commercialization of new active ingredients and molecules related to our Chemtura AgroSolutions segment. ISEM is a 50/50 joint venture between us and Isagro S.p.A. and is being accounted for as an equity method investment. Our investment in the joint venture was €20 million ($29 million), which was made in January 2011. In addition, we and Isagro S.p.A. have agreed to jointly fund discovery and development efforts for ISEM, which is expected to amount to approximately $2 million per year from each partner for five years, which began in 2011. We will fund our contributions in part by a reduction in our planned direct research and development spending starting in 2012.

•	On February 1, 2011, we announced the formation of DayStar Materials, LLC (“DayStar”), a joint venture with UP Chemical Co. Ltd. that will manufacture and sell high purity metal organic precursors for the rapidly growing LED market in our Industrial Engineered Products segment. DayStar Materials, LLC is a 50/50 joint venture and is being accounted for as an equity method investment. We made cash contributions of $6 million in 2011, in accordance with the joint venture agreement.

•	On May 23, 2011, we announced the signing of a letter of intent with Archean Group to establish a strategic alliance in bromine and brominated derivatives in India. This alliance is expected to strengthen the brominated performance products business of our Industrial Engineered Products segment by providing it with a strong position to respond to customer demand from a cost-competitive and consistent Indian supply.

•	On June 6, 2011, we announced our intent to build a new multi-purpose manufacturing facility in Nantong, China to support our growth strategy for the Asia-Pacific region. This new manufacturing capacity will initially serve the petroleum additives and urethanes businesses within our Industrial Performance segment, and will allow us to serve the growing regional demand for these product lines.

•	On July 28, 2011, we announced our plan to establish a European manufacturing capability for our Synton® line of high-viscosity polyalphaolefin (“HVPAO”) synthetic basestocks. This increased capacity will support our ability to meet the increasing global demand for these products by locating production capacity in a region of significant demand growth, and will enhance our service levels to continue to meet our customer commitments. Engineering work has commenced to enable production of the Synton® 40 and Synton® 100 HVPAO products at our facility in Ankerweg, Amsterdam, The Netherlands in 2013.

•	On November 28, 2011, we sold our 50% interest in Tetrabrom Technologies Ltd. for net consideration of $38 million. The consideration will be paid in equal annual installments over a three year period. The first payment is due in April 2012. A pre-tax gain of $27 million was recorded on the sale.

Reorganization Items

We recorded $19 million, $303 million and $97 million in 2011, 2010 and 2009, respectively. We incurred substantial expenses resulting from our Chapter 11 cases. Such amounts are presented as reorganization items, in our Consolidated Statements of Operations and represent the direct and incremental costs related to our Chapter 11 cases such as professional fees, net, impacts related to the resolution of claims in the Chapter 11 cases and rejections or terminations of executory contracts and real property leases. We will continue to incur reorganization related expenses in 2012 primarily for professional fees, but at a much reduced amount until all outstanding claims are resolved. For additional information on reorganization items, net, see Note 18 - Emergence from Chapter 11 in the Notes to Consolidated Financial Statements.

Guarantees

In addition to the letters of credit of $15 million and $12 million outstanding at December 31, 2011 and 2010, respectively, we have guarantees that have been provided to various financial institutions at December 31, 2011 and 2010, of $10 million and $6 million, respectively. The letters of credit and guarantees were primarily related to insurance obligations, environmental obligations, banking credit facilities, vendor deposits and European value added tax (“VAT”) obligations. We also had $8 million and $15 million of third party guarantees at December 31, 2011 and 2010, respectively, for which we have reserved $1 million and $2 million at December 31, 2011 and 2010, respectively, which representing the probability weighted fair value of these guarantees.

In addition, the Company has a financing agreement with a bank in Brazil for certain customers under which the Company receives funds from the bank at invoice date, and in turn, the customer agrees to pay the bank on the due date.  The Company provides a full recourse guarantee to the bank in the event of customer non-payment.

Critical Accounting ESTIMATES

Our Consolidated Financial Statements have been prepared in conformity with GAAP, which require us to make estimates and assumptions that affect the amounts and disclosures reported in our Consolidated Financial Statements and accompanying notes. Accounting estimates and assumptions described in this section are those we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we note that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. Actual results could differ from such estimates. The following discussion summarizes our critical accounting estimates. Significant accounting policies used in the preparation of our Consolidated Financial Statements are discussed in our Notes to Consolidated Financial Statements.

Carrying Value of Goodwill and Long-Lived Assets

We have elected to perform our annual goodwill impairment procedures for all of our reporting units in accordance with ASC Subtopic 350-20, Intangibles – Goodwill and Other - Goodwill (“ASC 350-20”) as of July 31, or sooner, if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We estimate the fair value of our reporting units utilizing income and market approaches through the application of discounted cash flow and market comparable methods (Level 3 inputs as described in Note 16 – Financial Instruments and Fair Value Measurements). The assessment is required to be performed in two steps: step one to test for a potential impairment of goodwill and, if potential impairments are identified, step two to measure the impairment loss through a full fair value allocation of the assets and liabilities of the reporting unit utilizing the acquisition method of accounting.

We continually monitor and evaluate business and competitive conditions that affect our operations and reflect the impact of these factors in our financial projections. If permanent or sustained changes in business or competitive conditions occur, they can lead to revised projections that could potentially give rise to impairment charges.

We recorded asset impairment charges of $4 million, $60 million and $104 million in 2011, 2010 and 2009, respectively. See Note - 3 Restructuring and Asset Impairment Activities in our Notes to Consolidated Financial Statements.

Environmental Matters

We are involved in environmental matters of various types in a number of jurisdictions. A number of such matters involve claims for material amounts of damages and relate to or allege environmental liabilities, including cleanup costs associated with hazardous waste disposal sites and natural resource damages. As part of the Chapter 11 cases, under the Plan, the Debtors retained responsibility for environmental cleanup liabilities relating to currently owned or operated sites (i.e. sites that were part of the Debtors’ estates) and, with certain exceptions, discharged or settled liabilities relating to formerly owned or operated sites (i.e. sites that were no longer part of the Debtors’ estates) and third-party sites (i.e. sites that never were part of the Debtors’ estates).

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

As of December 31, 2011, our reserve for ongoing environmental remediation activities totaled $88 million. We estimate that ongoing environmental liabilities could range up to $107 million at December 31, 2011. Our ongoing reserves include estimates for determinable clean-up costs. At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable.

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

Pension and Other Post-Retirement Benefits Expense

As part of our financial restructuring under Chapter 11, we proposed reductions in the caps on the level of domestic postretirement medical benefits a group of retirees, the Uniroyal salaried retirees, which the modifications have not yet been approved by the Bankruptcy Court and are therefore not reflected in the financial position, or in any of the estimates presented in this discussion. In November 2011, we reached an agreement in principle with the steering committee of the Uniroyal salaried retirees, resolving all disputes concerning our motion requesting authorization to modify certain post-retirement welfare benefits. The agreement in principle remains subject to documentation, execution by the parties and Bankruptcy Court approval upon notice to all Uniroyal salaried retirees. For more information about the proposed settlement, see Note 14 – Pension and Other Post-Retirement Plans in our Notes to Consolidated Financial Statements.

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

Pension Plans

Pension liabilities are measured on a discounted basis and the assumed discount rate is a significant assumption. At each measurement date, the discount rate is based on interest rates for high-quality, long-term corporate debt securities with maturities comparable to our liabilities. At December 31, 2011, we utilized a discount rate of 4.60% for our domestic qualified pension plan compared to 5.10% at December 31, 2010.  For the international and non-qualified plans, a weighted average discount rate of 4.85% was used at December 31, 2011, compared to 5.25% used at December 31, 2010. As a sensitivity measure, a 25 basis point reduction in the discount rate for all plans would result in less than a million decrease in pre-tax earnings for 2012.

Domestic discount rates adopted at December 31, 2011 utilized an interest rate yield curve to determine the discount rate pursuant to guidance codified under ASC Topic 715, Defined Benefit Plans (“ASC 715”). The yield curve is comprised of AAA/AA bonds with maturities between zero and thirty years.  We discounted the annual cash flows of our domestic pension plans using this yield curve and developed a single-point discount rate matching the respective plan’s payout structure.

A similar approach was used to determine the appropriate discount rates for the international plans. The actual method used varies from country to country depending on the amount of available information on bond yields to be able to estimate a single-point discount rate to match the respective plan’s benefit disbursements.

Our weighted average estimated rate of compensation increase was 3.88% for applicable domestic and international pension plans combined at December 31, 2011.  As a sensitivity measure, an increase of 25 basis points in the estimated rate of compensation increase would decrease pre-tax earnings for 2012 by an immaterial amount.

The expected return on pension plan assets is based on our investment strategy, historical experience, and expectations for long-term rates of return. We determine the expected rate of return on plan assets for the domestic and international pension plans by applying the expected returns on various asset classes to our target asset allocation.

We utilized a weighted average expected long-term rate of return of 7.75% on all domestic plan assets and a weighted average rate of 6.80% for the international plan assets for the year ended December 31, 2011.

Historical returns are evaluated based on an arithmetic average of annual returns derived from recognized passive indices, such as the S&P 500, for the major asset classes. We looked at the arithmetic averages of annual investment returns from passive indices, assuming a portfolio of investments that follow the current target asset allocation for the domestic plans over several business cycles, to obtain an indication of the long-term historical market performance. The arithmetic average return over the past 20 years was 7.99%, and over the past 30 years it was 10.83%. Both of these values exceeded the 7.75% domestic expected return on assets.

The high volatility of stock markets as well as the drop in bond yields in 2011 impacted the investment performance of our pension plan assets. The actual annualized return on plan assets for the domestic plans for the 12 months ended December 31, 2011 was approximately 11.3% (net of investment expenses), which was above the expected return on asset assumption for the year. The international plans realized a weighted average return of approximately 3.9% in local currency terms and approximately 2.7% in U.S. dollar terms . This resulted in currency losses of approximately $4 million on plan assets, which were partially offset by currency gains of approximately $3 million on benefit obligations for the international pension arrangements.

Our target asset allocation for the domestic pension plans is based on investing 50% of plan assets in equity instruments, 45% of plan assets in fixed income investments and 5% in real estate. At December 31, 2011, 42% of the portfolio was invested in equities, 51% in fixed income investments and 7% in real estate and other investments.

We have unrecognized actuarial losses relating to our pension plans which have been included in our Consolidated Balance Sheet, but not in our Consolidated Statements of Operations. The extent to which these unrecognized actuarial losses will impact future pre-tax earnings depends on whether the unrecognized actuarial losses are deferred through the asset-smoothing mechanism (the market related value as defined by ASC Topic 715-30, Defined Benefit Plans – Pensions (“ASC 715-30”)), or through amortization in pre-tax earnings to the extent that they exceed a 10% amortization corridor, as defined by ASC 715-30, which provides for amortization over the average remaining participant career or life. The amortization of unrecognized net losses existing as of December 31, 2011 will result in a $17 million decrease to pre-tax earnings for 2012 ($15 million for the qualified domestic plans and $2 million for the international and non-qualified plans). Since future gains and losses beyond 2011 are a result of various factors described herein, it is not possible to predict with certainty to what extent the combination of current and future losses may exceed the 10 percent amortization corridor and thereby be subject to further amortization. At the end of 2011, unrecognized net losses amounted to $399 million for the qualified domestic plans and $73 million for the international and non-qualified plans. Of these amounts, $5 million of unrecognized gains for the domestic plans and $4 million of unrecognized losses for the international plans are deferred through the asset smoothing mechanism as required by ASC 715.

The pre-tax pension expense for all pension plans was $12 million in 2011. Pension (income) expense is calculated based upon certain assumptions including discount rate, expected long-term rate of return on plan assets, mortality rates and expected salary and wage increases.  Actual results that differ from the current assumptions utilized are accumulated and amortized over future periods and will affect pension expense in future periods.  The following table estimates the future pension expense, based upon current assumptions:

	Pension Expense (Income) By Year
(In millions)	2012	2013	2014	2015	2016
Qualified domestic pension plans	$4	$3	$(2)	$(8)	$(13)
International and non-qualified pension plans	4	4	2	1	(1)
Total pension plans	$8	$7	$-	$(7)	$(14)

The following tables show the impact of a 100 basis point change in the actual return on assets on the pension (income) expense.

	Change in Pension Expense (Income) By Year
	2012	2013	2014	2015	2016
Increase (decrease)	100 Basis Point Increase in Investment Returns
Qualified domestic pension plans	$-	$-	$(1)	$(1)	$(2)
International and non-qualified pension plans	-	-	-	(1)	(1)
Total pension plans	$-	$-	$(1)	$(2)	$(3)

Increase (decrease)	100 Basis Point Decrease in Investment Returns
Qualified domestic pension plans	$-	$-	$1	$1	$2
International and non-qualified pension plans	-	-	-	1	1
Total pension plans	$-	$-	$1	$2	$3

Other Post-Retirement Benefits

We provide post-retirement health and life insurance benefits for current retired and active employees and their beneficiaries and covered dependents for certain domestic and international employee groups.

The discount rates we adopted for the valuation of the post-retirement health care plans were determined using the same methodology as for the pension plans. At December 31, 2011, we utilized a weighted average discount rate of 4.26% for post-retirement health care plans, compared to 4.78% at December 31, 2010. As a sensitivity measure, a 25 basis point reduction in the discount rate would result in less than a million impact in pre-tax earnings for 2012.

Assumed health care cost trend rates are based on past and current health care cost trends, considering such factors as health care inflation, changes in health care utilization or delivery patterns, technological advances, and the overall health of plan participants.  We use health care trend cost rates starting with a weighted average initial level of 7.5% for the domestic arrangements and grading down to an ultimate level of 5%. For the international arrangements, the weighted average initial rate is 8.50%, grading down to 5%.

The pre-tax post-retirement healthcare expense was $2 million in 2011.  The following table summarizes projected post-retirement benefit expense based upon the various assumptions discussed above.

(In millions)	Pre-Tax Expense by Year
	2012	2013	2014	2015	2016
Domestic and international post-retirement benefit plans	$3	$3	$2	$2	$2

Income Taxes

Income taxes payable reflect our current tax provision and management’s best estimate of the current tax liability relating to the outcome of uncertain tax positions. If the actual outcome of uncertain tax positions differs from our best estimates, an adjustment to income taxes payable could be required, which may result in additional income tax expense or benefit.

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

We consider undistributed earnings of certain foreign subsidiaries to be indefinitely invested in their operations. At December 31, 2011, such undistributed earnings amounted to $753 million. As a result of our emergence from Chapter 11 in 2010, and the significant reduction in debt, we have determined that we will no longer need to repatriate certain undistributed earnings of our foreign subsidiaries to fund U.S. operations. Also, we have plans to invest such undistributed earnings indefinitely. As such, the amount of foreign subsidiaries undistributed earnings considered to be indefinitely invested in their foreign operations has increased. The effect of such change in the year ended December 31, 2011 is a reduction of $3 million in U.S. deferred income tax liability on such undistributed earnings. In 2011, this reduction in U.S. taxes on unremitted foreign earnings has been offset by an equal increase in the valuation allowance related to U.S. deferred tax assets, and as such had no net effect on tax expense recognized in our Consolidated Statement of Operations. Repatriation of undistributed earnings, currently deemed indefinitely reinvested, would require us to accrue and pay taxes in the future. Estimating the tax liability that would arise if these earnings were repatriated is not practicable at this time.

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

We have a liability for unrecognized tax benefits of $46 million and $41 million at December 31, 2011 and 2010, respectively. This increase is primarily related to a foreign tax matter dating back to the 1990s.

Accounting Developments

For information on accounting developments, see Note 1 – Nature of Operations and Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements.

OUTLOOK

Our vision is to create a focused portfolio of global specialty chemical businesses that provide sustainable competitive advantage and continued growth opportunities through superior innovation, reliability, and applied science, making Chemtura indispensable to its stakeholders. We will deliver continuous value-accreting growth by leveraging our in-depth knowledge and expertise in the electronics and energy, transportation and agriculture industries, achieving geographic balance through investment in the faster growing regions and utilizing a systematic process of product and application innovation and extension.

We ended 2011 with our Industrial segments experiencing softer demand condition and experiencing reduced demand from the electronics industry, particularly in the production of printed wiring boards. Demand from our industrial customers so far in 2012 has been comparable to what we saw in the second half of 2011 and we have not yet seen recovery in the electronics markets. We expect industrial demand to begin to recover before summer and then build in the second half of the year. In this environment, the challenge for our Industrial segments will be to match 2011 performance in the first half of 2012 and then surpass 2011 in the second half of the year. Our Industrial segments expect to deliver improvement for 2012 as a whole. A more positive economic environment will provide more rapid performance improvement.

We expect stronger performance from our Consumer Products and Chemtura AgroSolutions segments in 2012. Our Consumer Products segment has regained the mass market customer it lost for the 2011 season and introduced new products and brands. The anticipated increase in sales volume is expected to drive stronger performance in 2012. Chemtura AgroSolutions has extended its product offerings, gained new product registrations and strengthened its distribution channels. The resulting new product introductions in 2012 is expected to drive further recovery by this segment over that achieved in 2011.

With the benefit of these performance trends, we expect 2012 to be another year of improvement, keeping us on track to achieve our objective of step-change growth in both revenue and profitability.

There are a number of risks to achieving our business plans as described in Item 1A - Risk Factors and summarized below in Forward Looking Statements.

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

Such risks and uncertainties include, but are not limited to:

•	The cyclical nature of the global chemicals industry;
•	Increases in the price of raw materials or energy and our ability to recover cost increases through increased selling prices for our products;
•	Disruptions in the availability of raw materials or energy;
•	Our ability to implement our growth strategies in rapidly growing markets;
•	Our ability to obtain the requisite regulatory and other approvals to implement the plan to build a new multi-purpose manufacturing facility in Nantong, China;
•	Declines in general economic conditions;
•	The European debt crisis;
•	The ability to comply with product registration requirements of regulatory authorities, including the U.S. food and drug administration (the “FDA”) and European Union REACh legislation;
•	The effect of adverse weather conditions;
•	The ability to grow profitability in our Chemtura AgroSolutions segment;

•	Demand for Chemtura AgroSolutions segment products being affected by governmental policies;
•	Current and future litigation, governmental investigations, prosecutions and administrative claims;
•	Environmental, health and safety regulation matters;
•	Federal regulations aimed at increasing security at certain chemical production plants;
•	Significant international operations and interests;
•	Our ability to maintain adequate internal controls over financial reporting;
•	Exchange rate and other currency risks;
•	Our dependence upon a trained, dedicated sales force;
•	Operating risks at our production facilities;
•	Our ability to protect our patents or other intellectual property rights;
•	Whether our patents may provide full protection against competing manufacturers;
•	Our ability to remain technologically innovative and to offer improved products and services in a cost-effective manner;
•	The risks to our joint venture investments resulting from lack of sole decision making authority;
•	Our unfunded and underfunded defined benefit pension plans and post-retirement welfare benefit plans;
•	Risks associated with possible climate change legislation, regulation and international accords;
•	The ability to support the carrying value of the goodwill and long-lived assets related to our businesses;
•	Whether we repurchase any additional shares of our common stock that our Board of Directors has authorized us to purchase over twelve months and the terms on which any such repurchases are made;
•	Our ability to execute on our long range plans; and

•	Other risks and uncertainties detailed in Item 1A. Risk Factors in our filings with the Securities and Exchange Commission.

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

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Our activities expose our earnings, cash flows and financial condition to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and energy prices. We have short-term exposure to changes in foreign currency exchange rates resulting from transactions entered into by us and our foreign subsidiaries in currencies other than their local currency (primarily trade payables and receivables). We are also exposed to currency risk on intercompany transactions (including intercompany loans). We manage these transactional currency risks on a consolidated basis, which allows us to net our exposure. As a result of the Chapter 11 filing, our ability to hedge changes in foreign currency exchange rates resulting from transactions was restricted beginning in the first quarter of 2009. Now that we have emerged from Chapter 11, we may implement foreign exchange risk management programs during 2012 within what is permitted under our financing agreements.

When we are permitted by our financing agreements to enter into foreign currency forward and other contracts, such contracts generally are settled on a monthly basis. Realized and unrealized gains and losses on foreign currency forward contracts are recognized in other income (expense), net, to offset the impact of valuing recorded foreign currency trade payables, receivables and intercompany transactions. We do not enter into derivative financial instruments for trading or speculative purposes. No derivatives were outstanding as of December 31, 2011, 2010 and 2009.

The net effect of the realized and unrealized foreign currency gains and losses resulted in a pre-tax loss of $2 million, $11 million and $22 million in 2011, 2010 and 2009, respectively.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by stated maturity date for our debt. Weighted-average variable interest rates are based on the applicable floating rate index as of December 31, 2011.

Interest Rate Sensitivity

						2017 and		Fair Value
(In millions)	2012	2013	2014	2015	2016	Thereafter	Total	at 12/31/11
Total debt:
Fixed rate debt	$-	$-	$-	$-	$-	$455	$455	$473
Average interest rate	7.88%	7.88%	7.88%	7.88%	7.88%	7.88%

Variable rate debt	$6	$-	$-	$-	$295	$-	$301	$301
Average interest rate (a)	5.57%	5.50%	5.50%	5.50%	5.50%	0.00%

(a)	Average interest rate is based on rates in effect at December 31, 2011.

Item 8: Financial Statements and Supplementary Data

CHEMTURA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2011, 2010 and 2009
(In millions, except per share data)

	2011	2010	2009

NET SALES	$3,025	$2,760	$2,300

COSTS AND EXPENSES
Cost of goods sold	2,296	2,103	1,721
Selling, general and administrative	339	315	289
Depreciation and amortization	140	175	162
Research and development	43	42	35
Facility closures, severance and related costs	3	1	3
Antitrust costs	-	-	10
Gain on sale of business	(27)	(2)	-
Impairment charges	4	57	39
Changes in estimates related to expected allowable claims	3	35	73
Equity income	(3)	(4)	-

OPERATING INCOME (LOSS)	227	38	(32)
Interest expense (a)	(63)	(191)	(70)
Loss on early extinguishment of debt	-	(88)	-
Other expense, net	-	(6)	(17)
Reorganization items, net	(19)	(303)	(97)

Earnings (loss) from continuing operations before income taxes	145	(550)	(216)
Income tax expense	(25)	(22)	(10)

Earnings (loss) from continuing operations	120	(572)	(226)
Loss from discontinued operations, net of tax	-	(1)	(63)
Loss on sale of discontinued operations, net of tax	-	(12)	(3)
Net earnings (loss)	120	(585)	(292)

Less: net earnings attributable to non-controlling interests	(1)	(1)	(1)

Net earnings (loss) attributable to Chemtura	$119	$(586)	$(293)

BASIC AND DILUTED PER SHARE INFORMATION - ATTRIBUTABLE TO CHEMTURA:
Earnings (loss) from continuing operations, net of tax	$1.19	$(2.58)	$(0.93)
Loss from discontinued operations, net of tax	-	-	(0.26)
Loss on sale of discontinued operations, net of tax	-	(0.05)	(0.01)
Net earnings (loss) attributable to Chemtura	$1.19	$(2.63)	$(1.20)

Basic weighted - average shares outstanding	100.1	223.0	242.9

Diluted weighted - average shares outstanding	100.3	223.0	242.9

AMOUNTS ATTRIBUTABLE TO CHEMTURA STOCKHOLDERS:
Earnings (loss) from continuing operations, net of tax	$119	$(573)	$(227)
Loss from discontinued operations, net of tax	-	(1)	(63)
Loss on sale of discontinued operations, net of tax	-	(12)	(3)
Net earnings (loss) attributable to Chemtura	$119	$(586)	$(293)

(a)	During 2010, $137 million of contractual interest expense was recorded relating to interest obligations on unsecured claims for the period March 18, 2009 through the November 10, 2010 that, as of the second quarter of 2010, were considered probable of being paid based on the plan of reorganization filed and later confirmed. Included in this amount is contractual interest expense of $63 million for 2009.

See Accompanying Notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31, 2011 and 2010

(In millions, except par value data)

	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$180	$201
Restricted cash	5	32
Accounts receivable	458	489
Inventories	542	528
Other current assets	136	171
Total current assets	1,321	1,421

NON-CURRENT ASSETS
Property, plant and equipment	752	716
Goodwill	174	175
Intangible assets, net	392	429
Non-current restricted cash	-	6
Other assets	216	166

Total Assets	$2,855	$2,913

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term borrowings	$5	$3
Accounts payable	173	191
Accrued expenses	194	281
Income taxes payable	18	14
Total current liabilities	390	489

NON-CURRENT LIABILITIES
Long-term debt	748	748
Pension and post-retirement health care liabilities	460	498
Other liabilities	211	207
Total liabilities	1,809	1,942

STOCKHOLDERS' EQUITY
Common stock - $.01 par value
Authorized - 500.0 shares
Issued - 98.3 shares in 2011 and 95.6 shares in 2010	1	1
Additional paid-in capital	4,353	4,305
Accumulated deficit	(2,949)	(3,068)
Accumulated other comprehensive loss	(346)	(276)
Treasury stock at cost - 2.0 shares in 2011	(22)	-
Total Chemtura stockholders' equity	1,037	962

Non-controlling interests	9	9
Total stockholders' equity	1,046	971

Total Liabilities and Stockholders' Equity	$2,855	$2,913

See Accompanying Notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2011, 2010 and 2009

 (In millions)

Increase (decrease) in cash	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$120	$(585)	$(292)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Gain on sale of business	(27)	(2)	-
Loss on sale of discontinued operations	-	12	3
Impairment charges	4	60	104
Loss on early extinguishment of debt	-	88	-
Depreciation and amortization	140	175	173
Stock-based compensation expense	26	10	3
Reorganization items, net	2	186	35
Changes in estimates related to expected allowable claims	3	35	73
Non-cash contractual post-petition interest expense	-	113	-
Provision for doubtful accounts	7	3	5
Equity income	(3)	(4)	-
Deferred taxes	(6)	34	-
Changes in assets and liabilities, net:
Accounts receivable	13	(77)	36
Impact of accounts receivable facilities	-	-	(103)
Inventories	(24)	(36)	85
Restricted cash	-	(38)	-
Other current assets	38	11	(4)
Other assets	3	(5)	(11)
Accounts payable	(11)	70	16
Accrued expenses	(39)	36	(15)
Income taxes payable	5	(18)	(28)
Pension and post-retirement health care liabilities	(82)	(61)	(26)
Liabilities subject to compromise	(8)	(195)	(31)
Other liabilities	25	(10)	26
Other	(4)	(6)	-
Net cash provided by (used in) operating activities	182	(204)	49

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	8	43	3
Payments for acquisitions, net of cash acquired	(35)	-	(5)
Capital expenditures	(154)	(124)	(56)
Net cash used in investing activities	(181)	(81)	(58)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Senior Notes	-	452	-
Proceeds fromTerm Loan	-	292	-
Proceeds from Amended DIP Credit Facility	-	299	-
Payments on Amended DIP Credit Facility	-	(300)	-
(Payments on) proceeds from DIP Credit Facility, net	-	(250)	250
Repayments of 6.875% Notes due 2016	-	(75)	-
Repayments of 6.875% Debentures due 2026	-	(19)	-
Repayments of 7% Notes due 2009	-	(44)	-
Payments on 2007 Credit Facility, net	-	(54)	(28)
Proceeds from long term borrowings	-	-	1
Payments on long term borrowings	-	-	(18)
Proceeds from (payments on) other short term borrowings, net	3	-	(2)
Payments for debt issuance and refinancing costs	-	(40)	(30)
Payments for make-whole and no-call provisions	-	(10)	-
Common shares acquired	(22)	-	-
Proceeds from exercise of stock options	1	-	-
Net cash (used in) provided by financing activities	(18)	251	173

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	(4)	(1)	4
Change in cash and cash equivalents	(21)	(35)	168
Cash and cash equivalents at beginning of year	201	236	68
Cash and cash equivalents at end of year	$180	$201	$236

See Accompanying Notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2011, 2010 and 2009

 (In millions)

						Accumulated
	Common			Additional		Other		Non
	Shares	Treasury	Common	Paid-in	Accumulated	Comprehensive	Treasury	Controlling
	Issued	Shares	Stock	Capital	Deficit	Loss	Stock	Interests	Total
Balance, January 1, 2009	254.1	11.5	$3	$3,036	$(2,189)	$(208)	$(167)	$13	$488
Comprehensive loss:
Net (loss) earnings					(293)			1	(292)
Equity adjustment for translation of foreign currencies						51			51
Unrecognized pension and post-retirement plan costs, net of deferred tax expense of $1						(78)			(78)
Changes in fair value of derivatives						1			1
Total comprehensive loss									(318)
Other								(1)	(1)
Stock-based compensation				3					3
Other issuances	0.3								-
Balance, December 31, 2009	254.4	11.5	3	3,039	(2,482)	(234)	(167)	13	172
Comprehensive loss:
Net (loss) earnings					(586)			1	(585)
Equity adjustment for translation of foreign currencies						(26)			(26)
Unrecognized pension and post-retirement plan costs, net of deferred tax expense of $4						(16)			(16)
Total comprehensive loss									(627)
Cancellation of Chemtura previous common stock	(254.4)		(3)	3					-
Treasury stock cancellation		(11.5)		(167)			167		-
Issuance of reorganized Chemtura common stock	95.5		1	1,423					1,424
Dividends attributable to the noncontrolling interest								(1)	(1)
Purchase of subsidiary shares from noncontrolling interest								(4)	(4)
Stock-based compensation				7					7
Other issuances	0.1								-
Balance, December 31, 2010	95.6	-	1	4,305	(3,068)	(276)	-	9	971
Comprehensive income:
Net earnings					119			1	120
Equity adjustment for translation of foreign currencies						(35)			(35)
Unrecognized pension and post-retirement plan costs, net of deferred tax expense of $1 million						(35)			(35)
Total comprehensive income									50
Issuance of reorganized Chemtura common stock	2.4			19					19
Dividends attributable to the noncontrolling interest								(1)	(1)
Stock-based compensation				29					29
Common shares aquired		2.0					(22)		(22)
Other issuances	0.3								-
Balance, December 31, 2011	98.3	2.0	$1	$4,353	$(2,949)	$(346)	$(22)	$9	$1,046

See Accompanying Notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1)	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

We are the successor to Crompton & Knowles Corporation (“Crompton & Knowles”), which was incorporated in Massachusetts in 1900 and engaged in the manufacture and sale of specialty chemicals beginning in 1954. Crompton & Knowles traces its roots to the Crompton Loom Works incorporated in the 1840s. We expanded the specialty chemical business through acquisitions in the United States and Europe, including the 1996 acquisition of Uniroyal Chemical Company, Inc. (“Uniroyal”), the 1999 merger with Witco Corporation (“Witco”) and the 2005 acquisition of Great Lakes Chemical Corporation (“Great Lakes”).

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

Certain prior year amounts have been reclassified to conform to the current year’s presentation. These changes did not have a material impact on previously reported results of operations, cash flows or financial position.

We operated as a debtor-in-possession (“DIP”) under the protection of the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) from March 18, 2009 (the “Petition Date”) through November 10, 2010 (the “Effective Date”). From the Petition Date through the Effective Date, our Consolidated Financial Statements were prepared in accordance with Accounting Standards Codification (“ASC”) Section 852-10-45, Reorganizations – Other Presentation Matters (“ASC 852-10-45”) which requires that financial statements, for periods during the pendency of our voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11”) filings, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain income, expenses, realized gains and losses and expenses for losses that were realized or incurred in the Chapter 11 cases were recorded in Reorganization items, net in our Consolidated Statements of Operations. In connection with our emergence from Chapter 11 on November 10, 2010, we recorded certain “plan effect” adjustments to our Consolidated Financial Statements as of the Effective Date in order to reflect certain expenses of our plan of reorganization (the “Plan”). See Note 18 – Emergence from Chapter 11 for a further discussion.

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

Customer Rebates

We accrue for the estimated cost of customer rebates as a reduction of sales. Customer rebates are primarily based on customers achieving defined sales targets over a specified period of time. We estimate the cost of these rebates based on the likelihood of the rebate being achieved and recognize the cost as a deduction from sales when such sales are recognized. Rebate programs are monitored on a regular basis and adjusted as required. Our accruals for customer rebates were $20 million at December 31, 2011 and 2010, respectively. Customer rebates are included as a reduction to accounts receivable on our Consolidated Balance Sheet.

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

Other Expense, Net

Other expense, net includes costs associated with our accounts receivable facilities, foreign exchange losses, interest income and other items.

(In millions)	2011	2010	2009

Costs of accounts receivable facilities	$-	$-	$(2)
Foreign exchange loss	(2)	(11)	(22)
Interest income	4	3	7
Other items, individually less than $1 million	(2)	2	-

	$-	$(6)	$(17)

Allowance for Doubtful Accounts

Included in accounts receivable are allowances for doubtful accounts in the amount of $20 million in 2011 and $24 million in 2010. The allowance for doubtful accounts reflects a reserve representing our estimate of the amounts that may not be collectible. In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our reserves, including historical data, experience, customer types, credit worthiness, and economic trends. From time to time, we may adjust our assumptions for anticipated changes in any of these or other factors expected to affect collection.

Inventory Valuation

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation. Depreciation expense from continuing operations is computed on the straight-line method using the following ranges of asset lives: land improvements - 3 to 20 years; buildings and improvements - 2 to 40 years; machinery and equipment - 2 to 25 years; information systems and equipment - 2 to 10 years; and furniture, fixtures and other - 1 to 10 years. See Note 6 – Property, Plant and Equipment for further information.

Renewals and improvements that significantly extend the useful lives of the assets are capitalized. Capitalized leased assets and leasehold improvements are depreciated over the shorter of their useful lives or the remaining lease term. Expenditures for maintenance and repairs are charged to expense as incurred.

Intangible Assets

Patents, trademarks and other intangibles assets are being amortized principally on a straight-line basis using the following ranges for their estimated useful lives: patents - 5 to 20 years; trademarks - 7 to 40 years; customer relationships - 14 to 30 years; production rights - 9 to 10 years; and other intangibles - 5 to 20 years. See Note 7 – Goodwill and Intangible Assets for further information.

Recoverability of Long-Lived Assets and Goodwill

We evaluate the recoverability of the carrying value of long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under such circumstances, we assess whether the projected undiscounted cash flows of our long-lived assets are sufficient to recover the existing unamortized cost of our long-lived assets. If the undiscounted projected cash flows are not sufficient, we calculate the impairment amount by discounting the projected cash flows using our weighted-average cost of capital. The amount of the impairment is written off against earnings in the period in which the impairment is determined.

We evaluate the recoverability of the carrying value of goodwill on an annual basis as of July 31, or when events occur or circumstances change. See Note 7 - Goodwill and Intangible Assets for further details.

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

Environmental Liabilities

Each quarter we evaluate and review our estimates for future remediation, operation and management costs directly related to environmental remediation, to determine appropriate environmental reserve amounts. For each site where the cost of remediation is probable and reasonably estimable, we determine the specific measures that are believed to be required to remediate the site, the estimated total cost to carry out the remediation plan, the portion of the total remediation costs to be borne by us and the anticipated time frame over which payments to implement the remediation plan will occur. At sites where we expect to incur ongoing operations and maintenance expenditures, we accrue on an undiscounted basis, for a period of generally 10 years, those costs which are probable and reasonably estimable. Environmental liabilities related to claims as part of the Chapter 11 cases are reflected in our Consolidated Balance Sheet at December 31, 2010 at amounts expected to be allowed by the Bankruptcy Court. These amounts were settled during 2011.

Litigation and Contingencies

In accordance with guidance now codified under ASC Topic 450, Contingencies, we record in our Consolidated Financial Statements amounts representing our probable and reasonably estimable liability for claims, litigation and guarantees. As information about current or future litigation or other contingencies becomes available, management assesses whether such information warrants the recording of additional expenses relating to those contingencies. See Note 19 - Legal Proceedings and Contingencies for further information.

Stock-Based Compensation

We recognize compensation expense for stock-based awards issued over the requisite service period for each separately vesting tranche, as if multiple awards were granted. Stock-based compensation expense is measured at the date of grant, based on the fair value of the award. Stock-based compensation expense recognized was $26 million, $10 million, and $3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Translation of Foreign Currencies

Balance sheet accounts denominated in foreign currencies are translated at the current rate of exchange as of the balance sheet date, while revenues and expenses are translated at average rates of exchange during the periods presented. The cumulative foreign currency adjustments resulting from such translation are included in accumulated other comprehensive income loss.

Cash Flows

Cash and cash equivalents include bank term deposits with original maturities of three months or less. Included in cash and cash equivalents in our Consolidated Balance Sheets at both December 31, 2011 and 2010 is $1 million of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.

Included in our restricted cash balance within current assets at December 31, 2011 is $5 million of cash on deposit for the settlement of disputed bankruptcy claims that existed on the Effective Date. At December 31, 2010, $32 million and $6 million of restricted cash related to the disputed bankruptcy claims was included within current assets and non-current assets, respectively.

In 2011 and 2010 we settled approximately $41 million and $373 million of liabilities subject to compromise, respectively, in cash upon our emergence from Chapter 11. Of the $41 million paid in 2011, $33 million was paid from restricted cash. Additionally, in 2011 and 2010 we issued approximately $33 million and $1.4 billion of common stock for the settlement of liabilities subject to compromise, respectively, in accordance with the Plan.

Cash payments included interest payments of $57 million in 2011, $56 million in 2010 (which includes $24 million of interest payments in accordance with the Plan) and $45 million in 2009. Cash payments also included income tax payments, net of refunds of $16 million in 2011, $6 million in 2010 and $33 million in 2009.

Accounting Developments

Recently Implemented

In May 2009, the Financial Accounting Standards Board (the “FASB”) issued guidance now codified as ASC Topic 855, Subsequent Events (“ASC 855”), which provides authoritative accounting literature related to evaluating subsequent events. ASC 855 is similar to the current guidance with some exceptions that are not intended to result in significant change to current practice. On February 24, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASC 2010-09”), which amends ASC 855. ASU 2010-09 addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent event procedures. ASU 2010-09 was effective immediately. We adopted ASU 2010-09 in our Quarterly Report for the quarter ended March 31, 2010 and as a result of the adoption we no longer are required to disclose the date through which subsequent events have been evaluated.

In June 2009, FASB issued guidance now codified as ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes only two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The standard was effective for financial statements for interim or annual reporting periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our results of operations, financial condition or disclosures. References made to FASB guidance throughout this document have been updated for the Codification.

In June 2009, the FASB issued guidance now codified as ASC Topic 810, Consolidation (“ASC 810”), which amends certain guidance for determining whether an entity is a variable interest entity (“VIE”). ASC 810 requires an enterprise to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. Companies are required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. In addition, ASC 810 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The standard was effective for financial statements for interim or annual reporting periods that began after November 15, 2009. Earlier application was prohibited. We adopted the provisions of ASC 810 effective as of January 1, 2010 and its adoption did not have a material impact on our results of operations, financial condition or disclosures.

On January 21, 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”), which amends ASC 820 Fair Value Measurements and Disclosures (“ASC820”). ASU 2010-06 adds new requirements for disclosures about transfers into and out of fair value hierarchy Levels 1 and 2, as defined in ASC 820, and separate disclosures about purchases, sales, issuances, and settlements relating to fair value hierarchy Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 Compensation-Retirement Benefits to require that disclosures be provided by classes of assets instead of by major categories of assets. ASU 2010-06 was effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the fair value hierarchy Level 3 activity mentioned above. We adopted the provisions effective as of January 1, 2011. The adoption of this guidance did not have a material impact on our results of operations, financial condition because it provides enhanced disclosure requirements only.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends GAAP to conform it with fair value measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments in ASU 2011-04 changed the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The provisions of ASU 2011-04 are effective for the first reporting period (including interim periods) beginning after December 15, 2011. We are currently evaluating the impact this accounting standard update will have on our results of operations, financial condition or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The provisions of ASU 2011-05 are effective for the first reporting period (including interim periods) beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220). This update defers the effective date for items only relating to the presentation and reclassification adjustments in ASU 2011-05. The adoption of these standards will not have a material financial statement impact as it only impacts the presentation of our financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance will not have a material impact on our results of operations or financial condition.

In September 2011, the FASB issued ASU No. 2011-09, Compensation—Retirement Benefits Multiemployer Plans (Subtopic 715-80) (“ASU 2011-09”). The guidance in ASU 2011-09 is meant to assists users of financial statements assess the potential future cash flow implications relating to an employer’s participation in multiemployer pension plans. The disclosures will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. The amendments in ASU 2011-09 are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. We will adopt the provisions of ASU 2011-09 beginning with our interim period ended March 31, 2012. The adoption of this guidance is not expected to have a material impact on our results of operations or financial condition.

Risks and Uncertainties

Our revenues are largely dependent on the continued operation of our manufacturing facilities. There are many risks involved in operating chemical manufacturing plants, including the breakdown, failure or substandard performance of equipment, operating errors, natural disasters, the need to comply with directives of, and maintain all necessary permits from, government agencies as well as potential terrorist attacks. Our operations can be adversely affected by raw material shortages, labor force shortages or work stoppages and events impeding or increasing the cost of transporting our raw materials and finished products. The occurrence of material operational problems, including but not limited to the events described above, may have a material adverse effect on the productivity and profitability of a particular manufacturing facility. With respect to certain facilities, such events could have a material effect on Chemtura as a whole.

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

2)	ACQUISITIONS AND DIVESTITURES

Acquisitions

On January 26, 2011, we announced the formation of ISEM S.r.l. (“ISEM”), a strategic research and development alliance with Isagro S.p.A., which will provide us access to two commercialized products and accelerate the development and commercialization of new active ingredients and molecules related to our Chemtura AgroSolutions segment. ISEM is a 50/50 joint venture between us and Isagro S.p.A. and is being accounted for as an equity method investment. Our investment in the joint venture was €20 million ($29 million), which was made in January 2011. In addition, we and Isagro S.p.A. have agreed to jointly fund discovery and development efforts for ISEM, for approximately $2 million annually from each partner for five years. During 2011 we funded approximately $2 million as planned. Funding our contributions will be done in part by reducing our planned direct research and development spending.

On February 1, 2011, we announced the formation of DayStar Materials, LLC (“Daystar”), a joint venture with UP Chemical Co. Ltd. that will manufacture and sell high purity metal organic precursors for the rapidly growing LED market in our Industrial Engineered Products segment. DayStar is a 50/50 joint venture and is being accounted for as an equity method investment. We made cash contributions of $6 million in 2011, in accordance with the joint venture agreement.

Divestitures

Tetrabrom Joint Venture Divestiture

On November 28, 2011, we sold our 50% interest in Tetrabrom Technologies Ltd. for net consideration of $38 million. The consideration will be paid in equal annual installments over a three year period. The first payment is due in April 2012. A pre-tax gain of $27 million was recorded on the sale.

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

PVC Additives Divestiture

On April 30, 2010, we completed the sale of our PVC additives business to Galata Chemicals LLC (formerly known as Artek Aterian Holding Company, LLC) and its sponsors, Aterian Investment Partners Distressed Opportunities, LP and Artek Surfin Chemicals Ltd. (collectively, “Galata”) for net proceeds of $38 million which included a working capital adjustment that was received during the fourth quarter of 2010. The net assets sold consisted of accounts receivable of $47 million, inventory of $42 million, other current assets of $6 million, other assets of $1 million, pension and other post-retirement health care liabilities of $25 million, accounts payable of $3 million and other accrued liabilities of $1 million. A pre-tax loss of approximately $13 million was recorded on the sale after the elimination of $16 million of accumulated other comprehensive loss (“AOCL”) resulting from the liquidation of a foreign subsidiary as part of the transaction.

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

Loss from discontinued operations for periods with activities consists of the following:

	Year Ended
(In millions)	2010	2009

Net Sales	$96	$241

Pre-tax loss from discontinued operations	$(1)	$(69	)(a)
Income tax benefit	-	6
Loss from discontinued operations	$(1)	$(63)

(a)	In 2009, we recorded a pre-tax impairment charge of $65 million to write-down the value of property, plant and equipment, net and intangible assets, net (see Note 3 – Restructuring and Asset Impairment Activities for further information).

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

3)	RESTRUCTURING AND ASSET IMPAIRMENT ACTIVITIES

Reorganization Initiatives

In 2009, the Bankruptcy Court approved the implementation of certain cost savings and growth initiatives, including the closure of a manufacturing facility in Ashley, IN, the consolidation of warehouses related to our Consumer Products segment, the reduction of leased space at two of our U.S. office facilities, and the rejection of various unfavorable contracts. Additionally, on January 25, 2010, our Board of Directors (the “Board”) approved an initiative involving the consolidation and idling of certain assets within the Great Lakes Solutions business operations in El Dorado, Arkansas, which was approved by the Bankruptcy Court on February 23, 2010 and was expected to be substantially completed by the first half of 2012. During 2010, the demand for brominated products used in electronic applications grew significantly. With the evidence that demand has started to recover for our products used in oil and gas applications in the Gulf of Mexico as well as insulation and furniture foam applications, and recognizing the emerging demand for mercury removal applications, it has become evident that we will need to produce larger quantities of bromine than were projected when we formulated our consolidation plan. In addition, in the first quarter of 2011 our partner informed us that they will exercise their right to purchase our interest in our Tetrabrom joint venture in the Middle East that supplies a brominated flame retardant to us. While under the terms of the joint venture agreement, the purchaser is obligated to continue to supply the current volumes of the brominated flame retardant to us for two years following the acquisition, we need to plan for the ultimate production of this product. The sale of our 50% interest in Tetrabrom Technologies Ltd. was completed in November 2011, with proceeds to be received over a three year period beginning in April 2012, which will assist in defraying the cost of any required capacity addition that we may be required to make. Our analysis has indicated that the most cost effective source of the additional bromine we require is to continue to operate many of the bromine assets we had planned to idle and to invest to improve their operating efficiency. In light of this analysis, on April 20, 2011, our Board confirmed that we should defer a portion of the El Dorado restructuring plan and continue to operate certain of the bromine and brine assets that were planned to be idled.

As a result of our reorganization initiatives, we recorded pre-tax charges of $3 million for the year ended December 31, 2011 primarily for asset impairments and accelerated depreciation. We recorded pre-tax charges of $37 million for the year ended December 31, 2010 ($5 million was recorded to reorganization items, net for severance, asset relocation costs and contract termination costs, $30 million was recorded to depreciation and amortization for accelerated depreciation, and $2 million was recorded to COGS for accelerated asset retirement obligations and asset write-offs). In 2009, we recorded pre-tax charges of $9 million ($4 million was recorded to reorganization items, net for severance and real property lease rejections, $3 million was recorded to depreciation and amortization expense for accelerated depreciation, $1 million was recorded to COGS and $1 million was recorded to SG&A for asset disposals and accelerated asset retirement obligations).

Corporate Restructuring Programs

In November 2011, we approved a restructuring plan intended to make Chemtura AgroSolutions more cost efficient by centralizing certain functions regionally and consolidating laboratory activities in North America. As a result of this plan, we recorded a pre-tax charge of $3 million for severance to facility closures, severance and related costs for the year ended December 31, 2011

In March 2010, we approved a restructuring plan to consolidate certain corporate functions internationally to gain efficiencies and reduce costs. As a result of this plan, we recorded a pre-tax charge of $1 million for severance to facility closures, severance and related costs for the year ended December 31, 2010.

In December, 2008, we announced a worldwide restructuring program to reduce cash fixed costs. This initiative involved a worldwide reduction in our professional and administrative staff by approximately 500 people. We recorded a pre-tax charge of $3 million for the year ended December 31, 2009 to facility closures, severance and related costs for severance and related costs.

A summary of the charges and adjustments related to these restructuring programs is as follows:

	Severance	Other
	and	Facility
	Related	Closure
(In millions)	Costs	Costs	Total
Balance at January 1, 2009	$29	2	31
Facility closure, severance and related costs	2	1	3
Reorganization initiatives, net	1	3	4
Cash payments	(23)	(2)	(25)
Balance at December 31, 2009	9	4	13
Facility closure, severance and related costs	1	-	1
Cash payments	(9)	(4)	(13)
Balance at December 31, 2010	1	-	1
Facility closure, severance and related costs	3	-	3
Cash payments	(3)	-	(3)
Balance at December 31, 2011	$1	-	$1

At December 31, 2011 and 2010, the balance of these reserves were included in accrued expenses in our Consolidated Balance Sheet.

Asset Impairments

In accordance with ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”) and ASC Topic 360, Property, Plant and Equipment (“ASC 360”), we recorded pre-tax charges totaling $4 million, $60 million and $104 million in 2011, 2010 and 2009, respectively, to impairment charges or loss from discontinued operations in our Consolidated Statements of Operations.

For the year ended December 31, 2011, we recorded an impairment charge of $3 million related to intangible assets of the Chemtura AgroSolutions reporting unit with no future use. Additionally, there was a $1 million impairment charge related to property, plant and equipment of the El Dorado, Arkansas facility reorganization initiative.

During the fourth quarter of 2010, we recorded an impairment charge of $57 million to reduce the carrying value of goodwill in our Chemtura AgroSolutions segment. During the annual impairment review as of July 31, 2010, we identified risks inherent in our Chemtura AgroSolutions reporting unit’s forecast given its recent performance was below expectations. At the end of the fourth quarter of 2010, this reporting unit’s performance had significantly fallen below expectations for several consecutive quarters. We concluded that it was appropriate to perform a goodwill impairment review as of December 31, 2010. We used revised forecasts to compute the estimated fair value of this reporting unit. These projections indicated that the estimated fair value of the Chemtura AgroSolutions reporting unit was less than the carrying value. Based upon our preliminary step 2 analysis, an estimated goodwill impairment charge of $57 million was recorded (representing the remaining goodwill of this reporting unit). Due to the complexities of the analysis, which involves an allocation of the fair value, we finalized our step 2 analysis and goodwill impairment charge in the first quarter of 2011. The analysis supported our 2010 conclusion that the goodwill was fully impaired.

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

Due to the factors cited above, we also concluded it was appropriate to perform a goodwill impairment review as of June 30, 2009. We used the updated projections in our long-range plan to compute estimated fair values of our reporting units. These projections indicated that the estimated fair value of our Consumer Products reporting unit was less than its carrying value. Based on our preliminary analysis, an estimated goodwill impairment charge of $37 million was recorded for this reporting unit in the second quarter of 2009 (representing the remaining goodwill in this reporting unit). We finalized our analysis of the goodwill impairment charge in the third quarter of 2009 and no change to the estimated charge was required (see Note 7 – Goodwill and Intangible Assets for further information).

4)	SALE OF ACCOUNTS RECEIVABLE

On October 26, 2011, certain of our European subsidiaries (the “Sellers”) entered into a trade receivables financing facility (the “A/R Financing Facility”) with GE Factofrance SAS as purchaser (the “Purchaser”). Pursuant to the A/R Financing Facility, and subject to certain conditions stated therein, the Purchaser has agreed to purchase from the Sellers, on a revolving basis, certain trade receivables up to a maximum amount outstanding at any time of €68 million (approximately $88 million). The A/R Financing Facility is uncommitted and has an indefinite term. Since availability under the A/R Financing Facility is expected to vary depending on the value of the Seller’s eligible trade receivables, the Sellers’ availability under the A/R Financing Facility may increase or decrease from time to time. The monthly financing fee on the drawn portion of the A/R Financing Facility is the applicable Base Rate plus 1.50%. In addition, the A/R Financing Facility is subject to a minimum commission on the annual volume of transferred receivables. We had no outstanding borrowings under the A/R Financing Facility for the period ending December 31, 2011.

We retain servicing rights and a retained interest in the financed receivables. We will classify the outstanding trade receivables financing as a secured borrowings in our Consolidated Balance Sheet.

The agreement governing our A/R Financing Facility does not contain any financial covenants but does contain customary events of default including certain receivable performance metrics. Any material failure to meet the applicable A/R Financing facility metrics in the future could lead to an early termination event under the A/R Financing Facility, which could require us to cease our use of such facilities, prohibiting us from obtaining additional borrowings against our receivables or, at the discretion of the Purchaser, requiring that we repay the A/R Financing Facility in full.

On January 23, 2009, we entered into a U.S. accounts receivable facility with up to $150 million of capacity and a three-year term with certain lenders. Under the U.S. facility, certain of our subsidiaries were able to sell their accounts receivable to a special purpose entity (“SPE”) that was created for the purpose of acquiring such receivables and selling an undivided interest therein to certain purchasers. In accordance with the receivables purchase agreements, the purchasers were granted an undivided ownership interest in the accounts receivable owned by the SPE. The facility was terminated on March 23, 2009 as a condition of the Chapter 11 proceedings. All accounts receivable were sold back by the purchasers and the SPE to their original selling entity using proceeds of $117 million from a credit facility extended to us during Chapter 11.

At January 1, 2009, certain of our European subsidiaries maintained a separate European Facility to sell up to approximately $244 million (€175 million) of the eligible accounts receivable directly to a purchaser as of December 31, 2008. At January 1, 2009, $67 million of international accounts receivable had been sold under this facility. During the second quarter of 2009, with no agreement to restart the European Facility, the remaining balance of the accounts receivable previously sold under this facility was settled and the facility was terminated.

In 2009, the costs associated with the U.S. and European facilities of $2 million is included in other expense, net in our Consolidated Statements of Operations. Additionally, following the termination of the U.S. facilities in 2009, deferred financing costs of approximately $4 million related to this facility were charged to reorganization items, net in our Consolidated Statements of Operations.

5)	INVENTORIES

(In millions)	2011	2010
Finished goods	$348	$325
Work in process	43	41
Raw materials and supplies	151	162
	$542	$528

Included in the above net inventory balances are inventory obsolescence reserves of approximately $18 million and $23 million at December 31, 2011 and 2010, respectively.

6)	PROPERTY, PLANT AND EQUIPMENT

(In millions)	2011	2010
Land and improvements	$85	$79
Buildings and improvements	240	231
Machinery and equipment	1,238	1,174
Information systems and equipment	175	173
Furniture, fixtures and other	31	32
Construction in progress	121	97
	1,890	1,786
Less: accumulated depreciation	1,138	1,070
	$752	$716

Depreciation expense from continuing operations amounted to $102 million, $138 million and $124 million for 2011, 2010 and 2009, respectively. Depreciation expense from continuing operations includes accelerated depreciation of certain fixed assets associated with our restructuring programs of $2 million, $30 million and $5 million for 2011, 2010 and 2009, respectively.

7)	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill by reportable segment is as follows:

	Industrial
	Performance	Chemtura
(In millions)	Products	AgroSolutions	Total

Goodwill at December 31, 2009	$268	$57	$325
Accumulated impairments at December 31, 2009	(90)	-	(90)
Net Goodwill at December 31, 2009	178	57	235

Impairment charges	-	(57)	(57)
Foreign currency translation	(3)	-	(3)

Goodwill at December 31, 2010	265	-	265
Accumulated impairments at December 31, 2010	(90)	-	(90)
Net Goodwill at December 31, 2010	175	-	175

Foreign currency translation	(1)	-	(1)

Goodwill at December 31, 2011	264	-	264
Accumulated impairments at December 31, 2011	(90)	-	(90)
Net Goodwill at December 31, 2011	$174	$-	$174

We have elected to perform our annual goodwill impairment procedures for all of our reporting units in accordance with ASC Subtopic 350-20, Intangibles – Goodwill and Other - Goodwill (“ASC 350-20”) as of July 31, or sooner, if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below the carrying value. We estimate the fair value of our reporting units utilizing income and market approaches through the application of discounted cash flow and market comparable methods (Level 3 inputs as described in Note 16 – Financial Instruments and Fair Value Measurements). The assessment is required to be performed in two steps: step one to test for a potential impairment of goodwill and, if potential impairments are identified, step two to measure the impairment loss through a full fair valuing of the assets and liabilities of the reporting unit utilizing the acquisition method of accounting.

We continually monitor and evaluate business and competitive conditions that affect our operations and reflects the impact of these factors in our financial projections. If permanent or sustained changes in business or, competitive conditions occur, they can lead to revised projections that could potentially give rise to impairment charges.

We concluded that no goodwill impairment existed in any of our reporting units based on the annual reviews as of July 31, 2011 and 2010. However during the annual review as of July 31, 2010, we identified risks inherent in Chemtura AgroSolutions reporting unit’s forecast given the recent performance of this reporting unit which was below expectations. At the end of the fourth quarter of 2010, this reporting unit’s performance had significantly fallen below expectations for several consecutive quarters. We concluded that it was appropriate to perform a goodwill impairment review as of December 31, 2010. We used revised forecasts to compute the estimated fair value of this reporting unit. These projections indicated that the estimated fair value of the Chemtura AgroSolutions reporting unit was less than the carrying value. Based upon our preliminary step 2 analysis, an estimated goodwill impairment charge of $57 million was recorded, representing the remaining goodwill of this reporting unit. Due to the complexities of the analysis, which involved an allocation of the fair value, we finalized our step 2 analysis and goodwill impairment charge in the first quarter of 2011. The analysis supported our 2010 conclusion that the goodwill was fully impaired.

In connection with the continued weakness in global financial markets and our filing for relief under Chapter 11, we concluded it was appropriate to perform a goodwill impairment review as of March 31, 2009. We used our own estimates of the effects of the macroeconomic changes on the markets we serve to develop an updated view of our projections. Those updated projections were used to compute updated estimated fair values of our reporting units. Based on these estimated fair values used to test goodwill for impairment, we concluded that no impairment existed in any of our reporting units at March 31, 2009.

Subsequently in June 2009, we performed another goodwill impairment review as certain of our reporting unit were negatively impacted versus expectations due to the cold and wet weather conditions during the first half of 2009. We used the updated projections in our long-range plan to compute estimated fair values of our reporting units. These projections indicated that the estimated fair value of our Consumer Products reporting unit was less than the carrying value. Based on our analysis, a goodwill impairment charge of $37 million was recorded for this reporting unit in the second quarter of 2009, which represented the remaining goodwill in this reporting unit.

Intangible Assets

Our intangible assets (excluding goodwill) are comprised of the following:

	2011			2010
(In millions)	Gross Value	Accumulated Amortization	Net Intangibles	Gross Value	Accumulated Amortization	Net Intangibles
Patents	$128	$(70)	$58	$127	$(62)	$65
Trademarks	262	(71)	191	264	(62)	202
Customer relationships	146	(50)	96	147	(43)	104
Production rights	46	(28)	18	46	(24)	22
Other	70	(41)	29	73	(37)	36
Total	$652	$(260)	$392	$657	$(228)	$429

The decrease in gross intangible assets since December 31, 2010 is due to foreign currency translation of $4 million, the write-off of $4 million related to fully amortized intangibles (offset within accumulated amortization) and impairments of $3 million, partially offset by the capitalization of re-registration costs of $6 million.

Amortization expense from continuing operations related to intangible assets amounted to $38 million in 2011, $37 million in 2010 and $38 million in 2009. Estimated amortization expense of intangible assets for the next five fiscal years is as follows: $35 million (2012), $35 million (2013), $29 million (2014) $25 million (2015) and $18 million (2016).

8)	DEBT

Our debt is comprised of the following:

(In millions)	2011	2010

7.875% Senior Notes due 2018, net of unamortized discount of $3 million in 2011 and 2010 with an effective interest rate of 8.17% in 2011 and 8.15% in 2010	$452	$452
Term Loan due 2016, net of unamortized discount of $2 million in 2011 and $3 million in 2010 with an effective interest rate of 5.79% in 2011 and 5.77% in 2010	293	292
Other borrowings	8	7
Total Debt	753	751

Less: Short-term borrowings	(5)	(3)

Total Long-Term Debt	$748	$748

Financing Facilities

In 2010, in order to fund our Chapter 11 Plan and provide for future capital needs, we obtained approximately $1 billion in financing. On August 27, 2010, we completed a private placement offering under Securities and Exchange Commission (“SEC”) Rule 144A of $455 million aggregate principal amount of 7.875% senior notes due 2018 (the “Senior Notes”) at an issue price of 99.269% in reliance on an exemption pursuant to Section 4(2) of the Securities Act of 1933. We also entered into a senior secured term facility credit agreement due 2016 (the “Term Loan”) with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1%. The Term Loan permits us to increase the size of the facility by up to $125 million. On the Effective Date, we entered into a five year senior secured revolving credit facility available through 2015 (the “ABL Facility”) with Bank of America, N.A., as administrative agent and the other lenders party thereto for an amount up to $275 million, subject to availability under a borrowing base (with a $125 million letter of credit sub-facility). The ABL Facility permits us to increase the size of the facility by up to $125 million subject to obtaining lender commitments to provide such increase.

Senior Notes

At any time prior to September 1, 2014, we may redeem some or all of the Senior Notes at a redemption price equal to 100% of the principal amount thereof plus a make-whole premium (as defined in the indenture) and accrued and unpaid interest up to, but excluding, the redemption date. We may also redeem some or all of the Senior Notes at any time on or after September 1, 2014, with the redemption prices being, prior to September 1, 2015, 103.938% of the principal amount, on or after September 1, 2015 and prior to September 1, 2016, 101.969% of the principal amount and thereafter 100% plus any accrued and unpaid interest to the redemption date. In addition, prior to September 1, 2013, we may redeem up to 35% of the Senior Notes from the proceeds of certain equity offerings. If we experience specific kinds of changes in control, we may be required to offer to repurchase all of the Senior Notes. The redemption price (subject to limitations as described in the indenture) is equal to accrued and unpaid interest on the date of redemption plus the redemption price as set forth above.

Our Senior Notes contain covenants that limit our ability to enter into certain transactions, such as incurring additional indebtedness, creating liens, paying dividends, and entering into dispositions and joint ventures. As of December 31, 2011, we were in compliance with the covenant requirements of the Senior Notes.

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

In connection with the Senior Notes, in June 2011, we consummated an exchange offer, registered with the SEC, to exchange unregistered Senior Notes originally issued in the private placement offering for registered Senior Notes. The terms of the registered Senior Notes are substantially identical to the unregistered Senior Notes, except that transfer restrictions, registration rights and additional interest provisions relating to the unregistered Senior Notes do not apply to the registered Senior Notes.

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

Additionally, the Term Loan requires that we meet certain financial maintenance covenants including a maximum Secured Leverage Ratio (as defined in the agreement) of 2.5:1.0 and a minimum Consolidated Interest Coverage Ratio (as defined in the agreement) of 3.0:1.0. As of December 31, 2011, we were in compliance with the covenant requirements of the Term Loan.

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

Mandatory prepayments of the loans under the ABL Facility (and cash collateralization of outstanding letters of credit) are required (i) to the extent the usage of the ABL Facility exceeds the lesser of (a) the borrowing base and (b) the then effective commitments and (ii) subject to exceptions, thresholds and reinvestment rights, with the proceeds of certain sales or casualty events of assets on which the ABL Facility has a first priority security interest.

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

The ABL Facility agreement contains certain affirmative and negative covenants (applicable to us, the other borrowing subsidiaries, the guarantors and their respective subsidiaries), including, without limitation, covenants requiring financial reporting and notices of certain events, and covenants imposing limitations on incurrence of indebtedness and guarantees; liens; loans and investments; asset dispositions; dividends, redemptions, and repurchases of stock and prepayments, redemptions and repurchases of certain indebtedness; mergers, consolidations, acquisitions, joint ventures or creation of subsidiaries; material changes in business; transactions with affiliates; restrictions on distributions from subsidiaries and granting of negative pledges; changes in accounting and reporting; sale leasebacks; and speculative transactions, and a springing financial covenant requiring a minimum trailing 12-month fixed charge coverage ratio (as defined in the agreement) of 1.1 to 1.0 at all times during any period from the date when the amount available for borrowings under the ABL Facility falls below the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments to the date such available amount has been equal to or greater than the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments for 45 consecutive days. As of December 31, 2011, we were in compliance with the covenant requirements of the ABL Facility.

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

On December 22, 2011, we entered into Amendment No. 2 to the ABL Facility which modifies certain of the negative covenants to provide us with additional flexibility in incurrence of indebtedness, liens, investments, certain restricted payments and repayment of other debt if certain borrowing availability tests under the ABL Facility are met.

At December 31, 2011 and 2010, we had no borrowings under the ABL Facility, but we had $15 million and $12 million at December 31, 2011 and 2010, respectively, of outstanding letters of credit (primarily related to insurance obligations, environmental obligations and banking credit facilities) which utilizes available capacity under the facility. At December 31, 2011 and 2010 we had approximately $201 million and $185 million, respectively, of undrawn availability under the ABL Facility.

Maturities

At December 31, 2011, the scheduled maturities of debt are as follows: 2012 - $6 million; 2013 - $0 million; 2014 - $0 million; 2015 - $0 million; 2016 - $295 million and thereafter $455 million.

Debtor-in-Possession Credit Facility

On March 18, 2009, in connection with the Chapter 11 filing, we entered into a $400 million senior secured super-priority debtor-in-possession DIP Credit Facility (the “DIP Credit Facility”) arranged by Citigroup Global Markets Inc. with Citibank, N.A. as administrative agent, subject to approval by the Bankruptcy Court. On March 20, 2009, the Bankruptcy Court entered an interim order approving the Debtors’ access to $190 million of the DIP Credit Facility in the form of a $165 million term loan and a $25 million revolving credit facility. The DIP Credit Facility closed on March 23, 2009 with the drawing of the $165 million term loan. The initial proceeds were used to fund the termination of the U.S. accounts receivable facility, pay fees and expenses associated with the transaction and fund business operations. On April 29, 2009, the Bankruptcy Court entered a final order providing full access to the $400 million DIP Credit Facility.

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

Borrowings under the DIP Credit Facility term loans bore interest at a rate per annum equal to 10.5%. Additionally, we paid an unused commitment fee of 1.5% per annum and a letter of credit fee of 3.75% per annum. Borrowings under the Amended DIP Credit Facility term loan bore interest at a rate per annum equal to 6%. Additionally, we paid an unused commitment fee of 1.0% per annum and a letter of credit fee of 4.5% per annum.

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

As of November 3, 2010, our Plan confirmation date, we recorded the allowed claims for our “make-whole” settlement on the $500 million of 6.875% Notes Due 2016 (“2016 Notes”) and our “no-call” settlement on the $150 million 6.875% Debentures due 2026 (“2026 Debentures”). We recorded these claims in 2010 in the amount of $70 million within loss on early extinguishment of debt in our Consolidated Statements of Operations.

As of December 31, 2010, all claims relating to Pre-petition Debt have been settled and paid in accordance with the provisions of the Plan.

9)	LEASES

At December 31, 2011, minimum rental commitments, primarily for buildings, land and equipment under non-cancelable operating leases, net of sublease income, amounted to $13 million (2012), $12 million (2013), $10 million (2014), $8 million (2015), $8 million (2016), $24 million (2017 and thereafter) and $75 million in the aggregate. Sublease income is not significant in future periods. Rental expenses under operating leases, net of sublease income were $25 million (2011), $24 million (2010) and $29 million (2009). Sublease income was less than $1 million in 2011, 2010 and 2009.

Future minimum lease payments under capital leases at December 31, 2011 were not significant.

Real estate taxes, insurance and maintenance expenses are generally our obligations and, accordingly, were not included as part of rental payments. It is expected that in the normal course of business, leases that expire will be renewed or replaced by similar leases.

10)	Income Taxes

The components of earnings (loss) from continuing operations before income taxes and the income tax expense(benefit) are as follows:

(In millions)	2011	2010	2009

Pre-tax Earnings (Loss) from Continuing Operations:
Domestic	$27	$(622)	$(206)
Foreign	118	72	(10)
	$145	$(550)	$(216)

Income Tax Expense (Benefit)
Domestic
Current	$1	$(26)	$15
Deferred	3	31	(22)
	4	5	(7)
Foreign
Current	30	14	(5)
Deferred	(9)	3	22
	21	17	17
Total
Current	31	(12)	10
Deferred	(6)	34	-
	$25	$22	$10

The expense (benefit) for income taxes from continuing operations differs from the Federal statutory rate for the following reasons:

(In millions)	2011	2010	2009
Income tax expense (benefit) at the U.S. statutory rate	$50	$(193)	$(76)
Antitrust legal settlements	-	(2)	1
Foreign rate differential	(26)	(3)	22
State income taxes, net of federal benefit	-	1	1
Tax audit settlements	-	(13)	-
Valuation allowances	(18)	307	100
U.S. tax on foreign earnings	28	(135)	(1)
Nondeductible reorganizational expenses	3	23	15
Nondeductible expenses, other	1	1	1
Nondeductible stock compensation	1	14	-
Depletion	(2)	(5)	(2)
Post-petition interest expense	-	22	(22)
Goodwill	-	19	-
Income tax credits	(14)	(9)	(7)
Taxes attributable to prior periods	2	(4)	(21)
Other, net	-	(1)	(1)
Income tax expense	$25	$22	$10

Deferred taxes are recorded based on differences between the book and tax basis of assets and liabilities using currently enacted tax rates and regulations. The components of the deferred tax assets and liabilities are as follows:

(In millions)	2011	2010
Deferred tax assets:
Pension and other post-retirement liabilities	$177	$180
Net operating loss carryforwards	422	443
Other accruals	44	22
Tax credit carryforwards	82	64
Accruals for environmental remediation	26	37
Inventories and other	29	25
Financial instruments	5	4
Total deferred tax assets	785	775
Valuation allowance	(695)	(697)
Net deferred tax assets after valuation allowance	90	78

Deferred tax liabilities:
Unremitted foreign earnings of subsidiaries	(7)	(5)
Property, plant and equipment	(81)	(64)
Intangibles	(33)	(30)
Other	-	(16)
Total deferred tax liabilities	(121)	(115)
Net deferred tax liability after valuation allowance	$(31)	$(37)

Net current and non-current deferred taxes from each tax jurisdiction are included in the following accounts:

(In millions)	2011	2010
Net current deferred taxes
Other current assets	$6	$9
Other current liabilities	(10)	(7)
Net non-current deferred taxes
Other assets	20	21
Other liabilities	(47)	(60)

We had valuation allowances related to U.S. operations of $652 million, $652 million and $310 million at December 31, 2011, 2010 and 2009, respectively. We had valuation allowances related to foreign operations of $43 million, $45 million and $70 million at December 31, 2011, 2010 and 2009, respectively. A valuation allowance has been provided for deferred tax assets where it is more likely than not these assets will expire before we are able to realize their benefit. Of the $2 million reduction in the total valuation allowance during 2011, $16 million was recorded to the income tax benefit in our Consolidated Statements of Operations and $14 million was recorded to other comprehensive loss in our Consolidated Balance Sheet. Of the $317 million change in the total valuation allowance during 2010, $310 million was recorded to the income tax provision in our Consolidated Statements of Operations and $7 million was recorded to other comprehensive loss in our Consolidated Balance Sheet. This valuation allowance will be maintained until it is more likely than not that remaining deferred assets will be realized. When this occurs, our income tax expense will be reduced by a decrease in our valuation allowance, which could have a significant impact on our future earnings.

The components of our gross net operating loss (“NOL”) are as follows:

(In millions)	2011	2010

Federal NOL	$1,057	$1,050
State NOL	$1,237	$1,313
Foreign NOL	$82	$304

State and foreign NOL and credits expire 2012-2031, federal credits expire 2013-2031 and federal NOL expire 2024-2031. As a result of our emergence from Chapter 11 Bankruptcy in 2010, we will be subject to annual federal NOL limitations under Internal Revenue Code (“IRC”) Section 382 in the future. Our federal NOL annual limitation will be in the range of $59 million to $77 million starting in 2011 and beyond. At December 31, 2011, we had federal and state tax credit carryforwards of $79 million and $3 million, respectively. At December 31, 2010, we had federal and state tax credit carryforwards of $61 million and $3 million, respectively.

We consider undistributed earnings of certain foreign subsidiaries to be indefinitely invested in their operations. At December 31, 2011, such undistributed earnings amounted to $753 million. As a result of our emergence from Chapter 11 in 2010, and the significant reduction in debt, we have determined that we will no longer need to repatriate certain undistributed earnings of our foreign subsidiaries to fund U.S. operations. Also, we have plans to invest such undistributed earnings indefinitely. As such, the amount of foreign subsidiaries undistributed earnings considered to be indefinitely invested in their foreign operations has been increased. The effect of such change in the year ended December 31, 2011 is a reduction of $3 million in U.S. deferred income tax liability on such undistributed earnings. In 2011, this reduction in U.S. taxes on unremitted foreign earnings has been offset by an equal increase in the valuation allowance related to U.S. deferred tax assets, and, as such, had no net effect on tax expense recognized in our Consolidated Statements of Operations.

We also have not recognized a deferred tax liability for the difference between the book basis and tax basis of investments in the common stock of foreign subsidiaries. Such differences relate primarily to the unremitted earnings of both Witco’s and Great Lakes’ foreign subsidiaries prior to their mergers with us. The basis difference in subsidiaries of Witco, acquired on September 1, 1999, is approximately $237 million and the basis difference in subsidiaries of Great Lakes, acquired on July 1, 2005, is approximately $62 million. Estimating the tax liability that would arise if these earnings were repatriated is not practicable at this time.

During the year ended December 31, 2011, we recorded an increase to our liability for unrecognized tax benefits of approximately $5 million. This increase was primarily related to a foreign tax matter dating back to the 1990s. During the year ended December 31, 2010, we recorded a decrease to our liability for unrecognized tax benefits of approximately $35 million. This decrease was primarily related to the completion of our federal IRS examination for the 2006-2007 tax years. In accordance with ASC 740, we recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The beginning and ending amount of unrecognized tax benefits reconciles as follows:

(In millions)	2011	2010	2009
Balance at January 1	$41	$76	$85

Gross increases for tax positions taken during current year	1	-	2
Gross increases for tax positions taken during a prior period	13	3	45
Gross decreases for tax positions taken during a prior period	(5)	(10)	(44)
Gross decreases due to bankruptcy claims adjustment	-	-	(5)
Decreases from the expiration of the statute of limitations	(1)	-	(1)
Settlements / payments	(1)	(29)	(8)
Foreign currency impact	(2)	1	2

Balance at December 31	$46	$41	$76

We recognized $1 million of interest expense, $1 million of interest income and $1 million of interest expense related to unrecognized tax benefits within tax expense in our Consolidated Statements of Operations in 2011, 2010 and 2009, respectively. We also recognized, in our Consolidated Balance Sheets at December 31, 2011 and 2010, a total amount of $12 million and $11 million of interest, respectively, related to unrecognized tax benefits.We file income tax returns in the U.S., various U.S. states and certain foreign jurisdictions. We have completed our federal examination through December 31, 2007. The tax years 2008-2010 remain open to examination.

Foreign and United States jurisdictions have statutes of limitations generally ranging from 3 to 5 years. We have a number of state, local and foreign examinations currently in process. Major foreign exams in process include Canada, Germany and Switzerland.

We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $21 million within the next year. This reduction may occur due to the statute of limitations expirations or conclusion of examinations by tax authorities. We further expect that the amount of unrecognized tax benefits will continue to change as a result of ongoing operations, the outcomes of audits, and the expiration of the statute of limitations. This change is not expected to have a significant impact on our results of operations or financial condition.

11)	CAPITAL STOCK AND EARNINGS (LOSS) PER COMMON SHARE

Capital Stock

New Shares

Pursuant to the Plan, all shares, including shares held in treasury, of our common stock outstanding prior to the Effective Date were canceled. On November 8, 2010, the NYSE approved for listing 111 million shares of common shares in the capital of the reorganized company authorized pursuant to the Plan, (“the New Common Stock”), as, comprising: (i) approximately 95.5 million shares of New Common Stock to be issued under the Plan; (ii) approximately 4.5 million shares of New Common Stock reserved for future issuances under the Plan as disputed claims are settled; and (iii) 11 million shares of New Common Stock reserved for issuance under our equity compensation plans.

At December 31, 2011, approximately 1.9 million reserved shares of New Common Stock remain to be issued to either settle disputed claims or to holders of previously issued Chemtura stock (“Holders of Interests”). These shares were not accounted for as of December 31, 2011 and will be recognized at the date issued and measured based on the fair value of our common stock at that time. For settlements of liabilities, the difference between the fair value of the stock issued compared to the liability amount will be recognized in our Consolidated Statements of Operations.

We are authorized to issue 500 million shares of $0.01 par value common stock. There were 98.3 million shares issued, of which 2.0 million were held in treasury at December 31, 2011 and there were 95.6 million shares issued at December 31, 2010. We are authorized to issue 0.3 million shares of $0.01 par value preferred stock, none of which are outstanding.

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

Treasury Stock

On October 18, 2011, we announced that our Board of Directors (the “Board”) has authorized us to repurchase up to $50 million of our common stock over the next twelve months. The shares are expected to be repurchased from time to time through open market purchases. The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion. The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). As of December 31, 2011, we had purchased 2.0 million shares for $22 million.

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

The computation of basic earnings (loss) per common share is based on the weighted average number of common shares outstanding. The computation of diluted earnings (loss) per common share is based on the weighted average number of common and common share equivalents outstanding. For the years ended December 31, 2010 and 2009, the computation of diluted earnings (loss) per share equals the basic earnings (loss) per common share calculation since common stock equivalents were antidilutive due to losses from continuing operations.

The following is a reconciliation of the shares used in the computation of earnings (loss) per share:

	Year ended
(In millions)	2011	2010	2009
Weighted average shares outstanding - Basic	100.1	223.0	242.9
Dilutive effect of common share equivalents	0.2	-	-
Weighted average shares outstanding - Diluted	100.3	223.0	242.9

The weighted average shares outstanding for 2010 were based upon 243 million of old shares outstanding for approximately 10 months and approximately 100 million of new shares outstanding for approximately 2 months. Although EPS information for the years ended December 31, 2010 and 2009, is presented, it is not comparable to the information presented for the year ended December 31, 2011, due to the changes in our capital structure on the Effective Date.

12)	COMPREHENSIVE INCOME (LOSS)

An analysis of our comprehensive income (loss) for the years ended 2011, 2010 and 2009 are as follows:

(In millions)	2011	2010	2009
Net earnings (loss)	$120	$(585)	$(292)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(35)	(26)	51
Unrecognized pension and other post-retirement benefit costs	(35)	(16)	(78)
Change in fair value of derivatives	-	-	1
Comprehensive income (loss)	50	(627)	(318)
Comprehensive income attributable to the non-controlling interest	(1)	(1)	(1)
Comprehensive income (loss) attributable to Chemtura	$49	$(628)	$(319)

The components of accumulated other comprehensive loss (“AOCL”), net of tax at December 31, 2011 and 2010 is as follows:

(In millions)	2011	2010
Foreign currency translation adjustment	$53	$88
Unrecognized pension and other post retirement benefit costs	(399)	(364)
Accumulated other comprehensive loss	$(346)	$(276)

13)	STOCK INCENTIVE PLANS

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

Description of the Plans

When our Plan became effective, we implemented the Chemtura Corporation 2010 Long-Term Incentive Plan (the “2010 LTIP”) which had been previously approved by the Bankruptcy Court. All stock-based compensation plans existing prior to the Effective Date were terminated and any unvested or unexercised shares associated with these plans were cancelled. We recognized all previously unrecognized compensation expense of $1 million to reorganization items, net in 2010 upon the cancellation of the existing plans. The 2010 LTIP provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, dividend equivalent rights, stock units, bonus stock, performance awards, share awards, restricted stock and RSUs. The 2010 LTIP provides for the issuance of a maximum of 11 million shares, of which 4.7 million have been granted. Non-qualified and incentive stock options may be granted under the 2010 LTIP at prices equal to the fair market value of the underlying common shares on the date of the grant. All outstanding stock options will expire not more than ten years from the date of the grant. As of December 31, 2011, grants authorized under the 2010 LTIP are being administered through the following award plans that are described below as the 2009 Emergence Incentive Plan (the “2009 EIP”), the 2010 Emergence Incentive Plan (the “2010 EIP”), the 2010 Emergence Award Plan (the “2010 EAP”) and the 2011 Long-Term Incentive Plan (the “2011 LTIP”), as well as other grants made to the Board of Directors.

During the year ended December 31, 2011 and 2010, we had 6.3 million and 9.8 million shares available for grant respectively.

Total stock-based compensation expense, including amounts for RSUs and stock options, was $26 million, $10 million and $3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

In 2011, stock-based compensation expense of $22 million and $4 million was reported in SG&A and COGS, respectively. In 2010, stock-based compensation expense of $8 million, $1 million and $1 million was reported in SG&A, COGS and reorganization items, net, respectively. In 2009, stock-based compensation expense was primarily reported in SG&A.

In 2011, 2010 and 2009, approximately 30%, 25% and 80%, respectively, of the stock-based compensation expense was allocated to our operating segments. All other stock-based compensation expense has been allocated to Corporate.

Stock Options

In March 2011, we granted under the EIP Settlement Plan approved by the Bankruptcy Court (“EIP Settlement Plan”) 0.8 million Non-qualified Options (“NQOs”) relating to the 2010 EIP with an exercise price equal to the fair market value of the underlying common stock at the date of grant. One third vested immediately, one third vests on March 31, 2012 and one third vests on March 31, 2013. The number of employees included in the 2010 EIP and the size of the award pool are based upon specific consolidated earnings before interest, taxes, depreciation and amortization expense (“EBITDA”) levels achieved for the twelve month period ended December 31, 2010.

In March 2011, our Board of Directors approved the grant of 1.4 million NQOs under our 2011 LTIP. These options will vest ratably over a three-year period.

The Committee and the Bankruptcy Court approved a similar emergence incentive plan in 2009 (the “2009 EIP”) based upon specific consolidated EBTIDA levels for the twelve month period ending March 31, 2010. In November 2010, we granted under the EIP Settlement Plan 0.8 million NQOs relating to the 2009 EIP with an exercise price equal to the fair market value of the underlying common stock on the date of grant. One third of the options vested immediately upon emergence from Chapter 11, one third vested on March 31, 2011 and one third vests on March 31, 2012.

We use the Black-Scholes option-pricing model to determine the compensation expense related to stock options. We have elected to recognize compensation cost for stock option awards granted equally over the requisite service period for each separately vesting tranche, as if multiple awards were granted. Using this method, the weighted average fair value of stock options granted during the years ended December 31, 2011 and December 31, 2010 was $8.39 and $7.73, respectively. No stock options were granted in 2009. The Black-Scholes option-pricing model requires the use of various assumptions.

The following table presents the weighted average assumptions used:

	Year Ended December 31,
	2011	2010	2009
Dividend yield	0.0%	0.0%	N/A
Expected volatility	53.8%	56.0%	N/A
Risk-free interest rate	2.5%	1.3%	N/A
Expected life (in years)	6	5	N/A

The weighted average expected life of six years for the 2011 grants and five years for the 2010 grants reflects the simplified method, which defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. We continue to use the simplified method because there is insufficient data to develop a justifiable expected term. Expected volatility for the 2011 awards of NQOs is based primarily on a combination of the historical volatility over the five year period prior to our entering into Chapter 11 and historical volatility since emergence from Chapter 11. Expected volatility for the 2010 option grants is based primarily on the historical volatility over the five year period prior to our entering into Chapter 11.

A summary of our stock option activities for 2011, 2010 and 2009 is summarized as follows:

				Weighted
				Average	Aggregate
				Remaining	Intrinsic
	Price Per Share		Shares	Contractual	Value
	Range	Average	(in millions)	Life	(in millions)
Outstanding at 1/1/09	$1.50-21.74	$9.38	11.9
Lapsed	5.85-21.74	9.22	(5.5)
Outstanding at 12/31/09	1.50-15.89	9.52	6.4	5.7	$-
Cancelled	1.50-15.89	9.52	(6.4)
Granted	15.50	15.50	0.8
Outstanding at 12/31/10	15.50	15.50	0.8	9.8	-
Granted	16.03	16.03	2.2
Lapsed	15.50-16.03	15.91	(0.2)
Outstanding at 12/31/11	$15.50-16.03	$15.90	2.8	9.1	$-

Exercisable at 12/31/09	$1.50-15.89	$10.05	4.4
Exercisable at 12/31/10	$15.50	$15.50	0.3
Exercisable at 12/31/11	$15.50-16.03	$15.68	0.7	9.0	$-

Total remaining unrecognized compensation cost associated with unvested stock options at December 31, 2011 was $9 million, which will be recognized over the weighted average period of approximately 2 years.

Restricted Stock Awards

In March 2011, we granted under the EIP Settlement Plan, 0.4 million time-based restricted stock units (“RSU’s”) relating to the 2010 EIP with a fair market value of the quoted closing price of our stock on that date. One third vested immediately, one third vests on March 31, 2012 and one third vests on March 31, 2013.

In March 2011, our Board of Directors approved the grant of 0.4 million time-based RSU’s under our 2011 LTIP. These RSU’s will vest ratably over a three-year period.

In March 2011, we granted performance based bonus units under the 2010 EAP, which was previously approved by the Bankruptcy Court and carries a performance condition requirement. This performance award provides designated participants the opportunity to receive fully vested shares of common stock upon the achievement of specified consolidated EBITDA during the fiscal year 2011. Results of EBITDA will be adjusted to exclude certain categories of income and expense as defined in the 2010 EAP. Approximately 0.6 million shares will be awarded based upon the achievement against the performance goal and will vest and be distributed to the participants in March 2012.

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

RSUs award activity for 2011, 2010 and 2009 is as follows:

		Weighted
		Average	Aggregate
	Shares	Grant Date	Fair Value
	(in millions)	Fair Value	(in millions)
Unvested RSU awards, January 1, 2009	2.0	$8.58
Canceled or expired	(0.8)	7.00
Unvested RSU awards, December 31, 2009	1.2	9.51	2
Cancelled	(1.2)	9.51
Granted	0.4	15.50
Vested	(0.1)	15.50	2
Unvested RSU awards, December 31, 2010	0.3	15.50	5
Cancelled	(0.1)	15.97
Granted	1.0	16.00
Vested	(0.3)	15.74	5
Unvested RSU awards, December 31, 2011	0.9	$15.91	$10

Total remaining unrecognized compensation expense associated with unvested RSUs at December 31, 2011 was $9 million, which will be recognized over the weighted average period of approximately 2 years.

Tax Benefits of Stock-Based Compensation Plans

ASC 718 Stock Compensation requires the benefits of tax deductions in excess of grant-date fair value be presented in the cash flows from financing section of our Consolidated Statements of Cash Flows.  We did not obtain any cash tax benefit associated with shares exercised during the year ended December 31, 2011and 2010, as we generated tax net operating losses.  Cash proceeds received from option exercises during 2011 was $1 million.

14)	PENSION AND OTHER POST-RETIREMENT PLANS

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

On November 18, 2009, the Bankruptcy Court entered an order (the “2009 OPEB Order”) approving, in part, our motion (the “2009 OPEB Motion”) requesting authorization to modify certain post-retirement welfare benefits (the “OPEB Benefits”) under our post-retirement welfare benefit plans (the “OPEB Plans”), including the OPEB Benefits of certain Uniroyal salaried retirees (the “Uniroyal Salaried Retirees”). On April 5, 2010, the Bankruptcy Court entered an order denying the Uniroyal Salaried Retirees’ motion to reconsider the 2009 OPEB Order based, among other things, on the Uniroyal Salaried Retirees’ failure to file a timely objection to the 2009 OPEB Motion. On April 8, 2010, the Uniroyal Salaried Retirees appealed the Bankruptcy Court's April 5, 2010 order and on April 14, 2010, sought a stay pending their appeal (the “Stay”) of the 2009 OPEB Order as to our right to modify the OPEB Benefits. On April 21, 2010, the Bankruptcy Court ordered us not to modify the Uniroyal Salaried Retirees’ OPEB Benefits, pending a hearing and decision as to the Stay. After consulting with the official committees of unsecured creditors and equity security holders, we requested that the Bankruptcy Court have a hearing to decide, as a matter of law, whether we have the right to modify the OPEB Benefits of the Uniroyal Salaried Retirees as requested in the 2009 OPEB Motion. In November 2011, we reached an agreement in principle with a steering committee of the Uniroyal Salaried Retirees resolving all disputes concerning the 2009 OPEB Motion.  The agreement in principle remains subject to documentation, execution by the parties and Bankruptcy Court approval upon notice to all Uniroyal Salaried Retirees, which is expected in the first quarter of 2012.

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

There is also an evaluation being undertaken as to whether additional benefit obligations exist in connection with the equalization of certain benefits under the UK Pension Plan that occurred in the early 1990s. Based on the results of the evaluation to date, $8 million of expense has been recorded in the fourth quarter of 2011, which may be subject to adjustment as further information is gathered as part of the evaluation. Upon completion of the evaluation and the finalization of the liability with respect to additional benefit obligations, additional cash contributions to the UK Pension Plan may be required starting in 2013

Benefit Obligations

	Defined Benefit Pension Plans
	Qualified		International and		Post-Retirement
	Domestic Plans		Non-Qualified Plans		Health Care Plans
(In millions)	2011	2010	2011	2010	2011	2010
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$934	$874	$425	$421	$104	$150
Service cost	1	1	3	3	1	-
Interest cost	46	48	22	22	5	7
Plan participants' contributions	-	-	-	1	-	-
Actuarial (gains) losses	50	76	(12)	29	18	(12)
Benefits paid	(60)	(60)	(19)	(20)	(11)	(15)
Plan amendments	-	-	-	-	-	(27)
Business divestitures (a)	-	(5)	-	(22)	-	-
Foreign currency exchange rate	-	-	(4)	(14)	(1)	1
Other	-	-	5	5	-	-
Projected benefit obligation at end of year	$971	$934	$420	$425	$116	$104

Accumulated benefit obligation at end of year	$970	$933	$410	$412

Weighted-average year-end assumptions used to determine benefit obligations:
Discount rate	4.60%	5.10%	4.85%	5.25%	4.26%	4.78%
Rate of compensation increase	4.00%	4.00%	3.22%	3.35%	N/A	N/A
Health care cost trend rate					6.86%	7.40%

(a) Business divestitures represent the sale of our PVC additives business in April 2010.

A 6.86% weighted-average rate of increase in the health care cost trend rate was assumed for the accumulated post-retirement benefit obligation as of December 31, 2011. The rate was assumed to decrease gradually to a weighted average rate of 5.0% over approximately the next 6 to 9 years. Assumed health care cost trend rates have a significant effect on the post-retirement benefit obligation reported for the health care plans. A one percentage point increase in assumed health care cost trend rates would increase the accumulated post-retirement benefit obligation by $5 million for health care benefits as of December 31, 2011. A one percentage point decrease in assumed health care cost trend rates would decrease the accumulated post-retirement benefit obligation by $5 million for health care benefits as of December 31, 2011.

Plan Assets

	Defined Benefit Pension Plans
	Qualified		International and		Post-Retirement
	Domestic Plans		Non-Qualified Plans		Health Care Plans
(In millions)	2011	2010	2011	2010	2011	2010
Change in plan assets:
Fair value of plan assets at beginning of year	$700	$625	$249	$230	$-	$-
Actual return on plan assets	77	86	11	25	-	-
Employer contributions	20	50	63	18	11	15
Plan participants' contributions	-	-	1	1	-	-
Benefits paid	(60)	(60)	(19)	(20)	(11)	(15)
Business divestitures	-	(1)	-	-	-	-
Foreign currency exchange rate changes	-	-	(4)	(5)	-	-
Other	-	-	5	-	-	-
Fair value of plan assets at end of year	$737	$700	$306	$249	$-	$-

Our pension plan assets are managed by outside investment managers. Assets are monitored monthly to ensure they are within the range of parameters as set forth by us. Our investment strategy with respect to pension assets is to achieve the expected rate of return within an acceptable or appropriate level of risk. Our investment strategy is designed to promote diversification, to moderate volatility and to attempt to balance the expected return with risk levels. The target allocations for qualified domestic plans are 50% equity securities, 45% fixed income securities and 5% to all other types of investments. The target allocations for international pension plans are 60% equity securities, 38% fixed income securities and 2% to all other types of investments.

The fair values of our defined benefit pension plan assets at December 31, 2011 and 2010, by asset category are as follows:

	Fair Value Measurements at December 31, 2011
	Defined Benefit Pension Plans
	Qualified Domestic Plans				International and Non-Qualified Plans
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S.equities (a)	$47	$47	$-	$-	$-	$-	$-	$-
International equities (a)	56	56	-	-	-	-	-	-
Pooled equity (b)	242	242	-	-	143	20	123	-
Preferred stock	1	-	1	-	-	-	-	-
Fixed income securities:
U.S. government bonds (c)	172	-	172	-	-	-		-
International government bonds (c)	-	-	-	-	58	-	58	-
U.S. corporate bonds (d)	180	-	180	-	1	-	1	-
International corporate bonds (d)	27	-	27	-	-	-	-	-
Pooled fixed income funds (e)	-	-	-	-	97	-	97	-
Private equity & other insturments (f)	-	-	-	-	6	-	-	6
Money market funds (g)	11	11	-	-	-	-	-	-
Cash & cash equivalents	1	1	-	-	1	1	-	-
	$737	$357	$380	$-	$306	$21	$279	$6

	Fair Value Measurements at December 31, 2010
	Defined Benefit Pension Plans
	Qualified Domestic Plans				International and Non-Qualified Plans
		Quoted				Quoted
		Prices in				Prices in
		Active				Active
		Markets for	Significant	Significant		Markets for	Significant	Significant
		Identical	Observable	Unobservable		Identical	Observable	Unobservable
		Assets	Inputs	Inputs		Assets	Inputs	Inputs
(in millions)	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Equity securities:
U.S.equities (a)	$80	$80	$-	$-	$-	$-	$-	$-
International equities (a)	62	62	-	-	-	-	-	-
Pooled equity (b)	247	247	-	-	154	20	134	-
Preferred stock	1	-	1	-	-	-	-	-
Fixed income securities:
U.S. government bonds (c)	122	-	122	-	-	-	-	-
International government bonds (c)	-	-	-	-	2	-	2	-
U.S. corporate bonds (d)	152	-	152	-	-	-	-	-
International corporate bonds (d)	24	-	24	-	1	-	1	-
Pooled fixed income funds (e)	-	-	-	-	89	-	89	-
Private equity & other insturments (f)	-	-	-	-	1	-	-	1
Money market funds (g)	10	10	-	-	-	-	-	-
Cash & cash equivalents	2	2	-	-	2	2	-	-
	$700	$401	$299	$-	$249	$22	$226	$1

(a)	U.S. and international equities are comprised of shares of common stock in various sized U.S. and international companies from a diverse set of industries. Common stock is valued at the closing price reported on the U.S. and international exchanges where the security is actively traded.
(b)	Pooled equity funds include mutual and collective funds that invest primarily in marketable equity securities of various sized companies in a diverse set of industries in various regions of the world. Shares of publicly traded mutual funds are valued at the closing price reported on the U.S. and international exchanges where the underlying securities are actively traded. Units of collective funds are valued at the per unit value determined by the fund manager, which is based on market price of the underlying securities.

(c)	U.S. and international government bonds include U.S. treasury, municipal and agency obligations and international government debt. Such instruments are valued at quoted market prices for those instruments or on institutional bid valuations. The increase in the value of the U.S. bonds is due mainly to improved performance in 2011. The increase in the value of the international bonds is primarily due to the $49 million contribution we made to one of our UK pension plans.

(d)	U.S. and international corporate bonds are from a diverse set of industries and regions. Such instruments are valued using similar securities in active markets and observable data or broker or dealer quotations.
86

(e)	Pooled fixed income funds are fixed income funds that invest primarily in corporate and government bonds. Such instruments are valued using similar securities in active markets and observable data or broker or dealer quotations.

(f)	Private equity and other instruments include instruments for which there are significant unobservable inputs. The increase in the fair value of these assets of $5 million during 2011 primarily related to the addition of annuity contracts related to two of our international plans.

(g)	Money market funds primarily include high-grade money market instruments with short maturities (less than 90 days).

Funded Status

The funded status at the end of the year, and the related amounts recognized on the statement of financial condition, are as follows:

	Defined Benefit Pension Plans
	Qualified		International and		Post-Retirement
	Domestic Plans		Non-Qualified Plans		Health Care Plans
(In millions)	2011	2010	2011	2010	2011	2010
Funded status, end of year:
Fair value of plan assets	$737	$700	$306	$249	$-	$-
Benefit obligations	971	934	420	425	116	104
Net amount recognized	$(234)	$(234)	$(114)	$(176)	$(116)	$(104)

Amounts recognized in the Consolidated Balance Sheets at the end of year consist of:
Noncurrent assets	$-	-	12	1	-	-
Current liability	-	-	(6)	(7)	(10)	(10)
Noncurrent liability	(234)	(234)	(120)	(170)	(106)	(94)
Liabilities subject to compromise	-	-	-	-	-	-
Liabilities of discontinued operations	-	-	-	-	-	-
Net amount recognized	$(234)	$(234)	$(114)	$(176)	$(116)	$(104)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss/(gain)	$399	$382	$73	$81	$51	$35
Prior service cost/(credit)	1	1	1	-	(58)	(64)
	$400	$383	$74	$81	$(7)	$(29)

The estimated amounts that will be amortized from AOCL into net periodic benefit cost (credit) in 2012 are as follows:

		International	Post-
	Qualified	and Non-	Retirement
	Domestic	Qualified	Health Care
(In millions)	Plans	Plans	Plans
Actuarial loss	$15	$2	$3
Prior service credit	-	-	(5)
Total amorization cost (credit)	$15	$2	$(2)

As of December 31, 2011 and 2010, the current liabilities positions are included in accrued expenses in our Consolidated Balance Sheets and the non-current liabilities positions are shown as pension and post-retirement health care liabilities.

Our funding assumptions for our domestic pension plans assume no significant change with regards to demographics, legislation, plan provisions, or actuarial assumptions or methods to determine the estimated funding requirements. We contributed approximately $94 million and $83 million to our pension and post retirement plans in 2011 and 2010, respectively. The 2011 contribution includes $49 million for one of our UK pension plans as required by the “recovery plan” agreed to with the trustees of that plan. The 2010 contribution included a $50 million voluntary contribution to our domestic qualified plans, which resulted from an agreement entered into with the Pension Benefit Guaranty Corporation related to our emergence from bankruptcy. There were no discretionary contributions to our domestic qualified plan in 2011 or to our international plans during 2011 and 2010.

The projected benefit obligation and fair value of plan assets for pension and post-retirement plans with a projected benefit obligation in excess of plan assets at December 31, 2011 and 2010 were as follows:

(In millions)	2011	2010
Projected benefit obligation in excess of plan assets at end of year:
Projected benefit obligation	$1,305	$1,452
Fair value of plan assets	829	937

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension and post-retirement plans with an accumulated benefit obligation in excess of plan assets at December 31, 2011 and 2010 were as follows:

(In millions)	2011	2010
Accumulated benefit obligation in excess of plan assets at end of year:
Projected benefit obligation	$1,133	$1,347
Accumulated benefit obligation	1,130	1,334
Fair value of plan assets	778	936

Expected Cash Flows

Information about the expected cash flows for the domestic qualified defined benefit plans, international and non-qualified defined benefit plans and post-retirement health care plans are as follows:

	Defined Benefit Pension Plans
		International	Post-
	Qualified	and	Retirement
	Domestic	Non-Qualified	Health Care
(in millions)	Plans	Plans	Plans
Expected Employer Contributions:
2012	$40	$34	$10

Expected Benefit Payments (a):
2012	61	19	10
2013	61	19	9
2014	61	20	9
2015	61	20	9
2016	62	20	9
2017-2021	310	113	38

(a)	The expected benefit payments are based on the same assumptions used to measure our benefit obligation at the end of the year and include benefits attributable to estimated future employee service.

Net Periodic Cost

	Defined Benefit Pension Plans
	Qualified			International and			Post-Retirement
	Domestic Plans			Non-Qualified Plans			Health Care Plans
(In millions)	2011	2010	2009	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost (credit):
Service cost	$1	$1	$-	$3	$3	$3	$1	$-	$-
Interest cost	46	48	50	22	22	22	5	7	9
Expected return on plan assets	(56)	(55)	(56)	(18)	(18)	(18)	-	-	-
Amortization of prior service cost	-	-	-	-	-	-	(6)	(5)	(6)
Recognized actuarial losses	12	7	5	2	1	1	2	3	2
Curtailment gain recognized	-	-	-	-	-	-	-	-	-
Settlement loss recognized	-	-	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-	-	1
Net periodic benefit cost (credit)	$3	$1	$(1)	$9	$8	$8	$2	$5	$6

	2011	2010	2009	2011	2010	2009	2011	2010	2009
Weighted-average assumptions used to determine net cost:
Discount rate	5.10%	5.70%	6.00%	5.14%	5.66%	5.90%	5.14%	5.49%	6.04%
Expected return on plan assets	7.75%	8.00%	7.75%	6.80%	7.60%	7.50%
Rate of compensation increase	4.00%	4.00%	4.00%	3.34%	2.96%	3.60%

The expected return on pension plan assets is based on our investment strategy, historical experience, and our expectations for long term rates of return. We determine the long-term rate of return assumptions for the domestic and international pension plans based on its investment allocation between various asset classes. The expected rate of return on plan assets is derived by applying the expected returns on various asset classes to our target asset allocation. The expected returns are based on the expected performance of the various asset classes and are further supported by historical investment returns. We utilized a weighted average expected long-term rate of 7.75% on all domestic assets and a weighted average rate of 6.80% for the international plan assets for the year ended December 31, 2011.

Assumed health care cost trend rates have a significant effect on the service and interest cost components reported for the health care plans. A one percentage point increase in assumed health care cost trend rates increases the service and interest cost components of net periodic post-retirement health care benefit cost by less than $1 million for 2011. A one percentage point decrease in assumed health care cost trend rates decreases the service and interest cost components of net periodic post-retirement health care benefit cost by less than $1 million for 2011.

Our cost of the defined contribution plans was $13 million for 2011, $12 million for 2010 and $13 million for 2009.

15)	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

We have exposure to changes in foreign currency exchange rates resulting from transactions entered into by us and our foreign subsidiaries in currencies other than their functional currency (primarily trade payables and receivables). We are also exposed to currency risk on intercompany transactions (including intercompany loans). We manage these currency risks on a consolidated basis, which allows us to net our exposure. Prior to our Chapter 11 filing, these contracts were generally recognized in other income (expense), net to offset the impact of valuing recorded foreign currency trade payables, receivables and intercompany transactions. We had not designated these derivatives as hedges, although we believe these instruments reduced our exposure to foreign currency risk. In 2009, we recognized a loss of $26 million in other expense, net associated with the foreign exchange contracts. However, as a result of the changes in our financial condition and our financing agreements, we were unable to continue our prior practice during the course of our Chapter 11 proceedings. The financing agreements that we entered into in connection with our emergence from Chapter 11 permit us to purchase contracts and derivatives to manage foreign exchange and other financial risks subject to certain limitations.

The net effect of the realized and unrealized gains and losses recognized in other expense, net on the foreign exchange derivatives and the underlying transactions resulted in a pre-tax loss of $2 million, $11 million and $22 million in 2011, 2010 and 2009, respectively. No derivatives were outstanding as of December 31, 2011, 2010 and 2009.

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

The following table presents the carrying amounts and estimated fair values of material financial instruments used by us in the normal course of our business:

	2011		2010
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value

Total debt	$753	$777	$751	$786

Fair Value Measurements

We apply provisions of ASC 820 with respect to our financial assets and liabilities that are measured at fair value within the financial statements on a recurring basis. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The fair value hierarchy specified by ASC 820 is as follows:

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

Level 1 fair value measurements in 2011 and 2010 included the deferral of compensation, our match and investment earnings related to the Supplemental Savings Plan. These securities are considered our general assets until distributed to the participant and are included in other assets in our Consolidated Balance Sheets. A corresponding liability is included in other liabilities at December 31, 2011 and 2010 in our Consolidated Balance Sheets. Quoted market prices were used to determine fair values of these investments (Level 1) which are held in a trust with a third-party brokerage firm. The fair value of the asset and corresponding liability was $1 million at December 31, 2011 and 2010. For the year ended December 31, 2011, there were no transfers into or out of Level 1 and Level 2.

Level 3 fair value measurements are utilized in our impairment reviews of Goodwill (see Note 7 – Goodwill and Intangible Assets). Fair value measurements of benefit plan assets included in net benefit plan liabilities are discussed in Note 14 – Pension and Other Post-Retirement Plans.

17)     ASSET RETIREMENT OBLIGATIONS

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

Our asset retirement obligations include estimates for all asset retirement obligations identified for our worldwide facilities. Our asset retirement obligations are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases at approximately 23 facilities; legal obligations to close approximately 89 brine supply, brine disposal, waste disposal, and hazardous waste injection wells and the related pipelines at the end of their useful lives; and decommissioning and decontamination obligations that are legally required to be fulfilled upon closure of approximately 33 of our manufacturing facilities.

The following is a summary of the change in the carrying amount of the asset retirement obligations during 2011 and 2010, the net book value of assets related to the asset retirement obligations at December 31, 2011 and 2010 and the related depreciation expense recorded in 2011 and 2010.

(In millions)	2011	2010
Asset retirement obligation balance at beginning of year	$23	$26
Revisions (a)	1	(3)
Accretion expense – cost of goods sold (b)	-	2
Accretion expense – loss from discontinued operations (c)	-	(1)
Payments	(3)	(1)
Asset retirement obligation balance at end of year	$21	$23

Net book value of asset retirement obligation assets at end of year	$1	$1

Depreciation expense	$-	$-

(a)	The addition in 2011 primarily relates to a reclassification of asset retirement costs that were previously recorded in another accrued expense account. The 2010 reversal includes the sale of our natural sodium sulfonates and oxidized petrolatum product lines in July 2010.

(b)	The decrease in accretion expense in 2011 as compared to 2010 is primarily due to the revision of costs related to various reorganization initiatives implemented in 2009 and 2010, which resulted in the acceleration of certain costs in 2010 and the reduction of certain costs in 2011.

(c)	Includes the reversal of asset retirement obligations related to the sale of our PVC additives business in April 2010.

At December 31, 2011, $6 million of the asset retirement obligation balance was included in accrued expenses and $15 million was included in other liabilities in our Consolidated Balance Sheet. At December 31, 2010, $11 million of the asset retirement obligation balance was included in accrued expenses, $12 million was included in other liabilities in our Consolidated Balance Sheet.

18)     EMERGENCE FROM CHAPTER 11

The onset of the global recession in the fourth quarter of 2008 caused a rapid deterioration in our operating performance, reductions in availability under our credit facilities and reduced our liquidity. The crisis in the credit markets that had deepened in the late summer of 2008 compounded the liquidity challenges we faced. Under normal market conditions, we believed we would have been able to secure additional liquidity and refinance our $370 million notes that were due to mature on July 15, 2009 (the “2009 Notes”) in the debt capital markets. In the first quarter of 2009, having carefully explored and exhausted all possibilities to gain near-term access to liquidity, we determined that DIP financing presented the best available alternative for us to meet our immediate and ongoing liquidity needs and preserve the value of our business. As a result, having obtained the commitment of the $400 million DIP Credit Facility, Chemtura and 26 of our U.S. affiliates (collectively the “U.S. Debtors”, or the “Debtors” when used in relation to matters before August 8, 2010) filed Chapter 11 on the Petition Date in the Bankruptcy Court.

On August 8, 2010, our Canadian subsidiary, Chemtura Canada Co/Cie (“Chemtura Canada”), filed a voluntary petition for relief under Chapter 11. On August 11, 2010, Chemtura Canada commenced ancillary recognition proceedings under Part IV of the Companies’ Creditors Arrangement Act (the “CCAA”) in the Ontario Superior Court of Justice (the “Canadian Court” and such proceedings, the “Canadian Case”). The U.S. Debtors along with Chemtura Canada after it filed for Chapter 11 (collectively the “Debtors”) requested the Bankruptcy Court to enter an order jointly administering Chemtura Canada’s Chapter 11 case with the previously filed Chapter 11 cases and appoint Chemtura Canada as the “foreign representative” for the purposes of the Canadian Case. Such orders were granted on August 9, 2010. On August 11, 2010, the Canadian Court entered an order recognizing the Chapter 11 cases as a “foreign proceedings” under the CCAA.

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

Distributions to creditors under the Plan generally included a combination of New Common Stock, cash, reinstatement or such other treatment as agreed between the Debtors and the applicable creditor. Certain creditors were eligible to elect, when voting on the Plan, to receive their recovery in the form of the maximum available amount of cash or the maximum available amount of New Common Stock. Holders of Interests, based upon their vote as a class to reject the Plan, received their pro rata share of value available for distribution, after all allowed claims have been paid in full and certain disputed claims reserves required by the Plan have been established in accordance with the terms of the Plan. The Plan provides that Holders of Interests may also be entitled to supplemental distributions if amounts reserved on account of disputed claims exceed the value of claims that are ultimately allowed and two such supplemental distributions have been made to date.

On October 21, 2010, the Bankruptcy Court entered a bench decision approving confirmation of the Debtors’ Plan and on November 3, 2010, the Bankruptcy Court entered an order confirming the Plan. On the Effective Date, the Debtors substantially consummated their reorganization through a series of transactions contemplated by the Plan and the Plan became effective. Pursuant to the Plan, on the Effective Date: (i) our common stock, par value $0.01 per share, outstanding prior to effectiveness of the Plan was cancelled and all of our outstanding publicly registered pre-petition indebtedness was settled, and (ii) shares of our New Common Stock, par value $0.01 per share, were issued for distribution in accordance with the Plan. On November 8, 2010, the NYSE approved for listing a total of 111 million shares of New Common Stock, as authorized under the Plan, comprising: (i) approximately 95.5 million shares of New Common Stock to be issued under the Plan; (ii) approximately 4.5 million shares of New Common Stock reserved for future issuances under the Plan; and (iii) 11 million shares of New Common Stock reserved for issuance under our equity plans. Our New Common Stock started trading on the NYSE under the ticker symbol “CHMT” on November 11, 2010.

The Plan provided for payment in full including interest in certain circumstances on all allowed claims. Holders of Interests received a pro-rata share of New Common Stock in accordance with the Plan together with the potential right to receive supplemental distributions in certain circumstances.

At the Effective Date, we determined that we did not meet the requirements under ASC Section 852-10-45 to adopt fresh start accounting because the reorganized value of our assets exceeded the carrying value of our liabilities. Fresh start accounting would have required us to record assets and liabilities at fair value as of the Effective Date.

Pursuant to the Plan, and by orders of the Bankruptcy Court dated September 24, 2010, October 19, 2010 and October 29, 2010, the Debtors established the Diacetyl Reserve, the Environmental Reserve and the Disputed Claims Reserve on account of disputed claims as of the Effective Date. All claims as to which an objection was filed and ultimately allowed by the Bankruptcy Court regarding Diacetyl and environmental matters have been satisfied through the Diacetyl and Environmental reserves. To the extent remaining claims are allowed by the Bankruptcy Court, these claims will be paid from the Disputed Claims Reserve. These reserves have been funded through cash (which is reflected as restricted cash in our Consolidated Balance Sheet) and shares of common stock reserved for future issuance. Accruals for expected allowed claims relating to these disputed claims are recorded when the settlement amount is probable and reasonably estimable which may differ from the total of the approved reserve amount.

Pursuant to the Plan and the October 29, 2010 order approving the Disputed Claims Reserve, Holders of Interests in Chemtura may also be entitled to supplemental distributions (in the form of cash and/or stock) if amounts reserved on account of disputed claims exceed the value of claims that are ultimately allowed. These Holders of Interests will be entitled to a portion of any excess value held in specified segregated reserves within the Disputed Claims Reserve following the resolution of the claims for which the segregated reserves are held. These Holders of Interests will also be entitled to all excess value held in the Disputed Claims Reserve after all disputed claims are either disallowed or allowed and satisfied from the Disputed Claims Reserve. If authorized by the Bankruptcy Court, Holders of Interests may also be entitled to interim distributions from the Disputed Claims Reserve if the Bankruptcy Court determines that the amount held in the reserve may be reduced before all disputed claims have been allowed or disallowed. In March 2011 and August 2011, we made supplemental distributions to Holders of Interests in accordance with the Plan and as authorized by the Bankruptcy Court. On January 5, 2012, we filed a motion with the Bankruptcy Court seeking authority to make a third supplemental distribution to Holders of Interests, which was granted by the Bankruptcy Court on January 26, 2012. The supplemental distribution is scheduled to begin on or before March 2, 2012 and is currently expected to be approximately $15 million payable in cash and stock.  To the extent we are able to resolve additional remaining disputed claims before that date, we may seek Court approval to modify the date of the supplemental distribution, further increase the supplemental distribution and/or combine the supplemental distribution with the final distribution to Holders of Interests.

As of December 31, 2011, as a result of distributions pursuant to the Plan, there were no remaining undisbursed amount in the Environmental Reserve, the Diacetyl Reserve or the segregated reserves, and the remaining undisbursed amount in the Disputed Claims Reserve was $29 million. Any remaining Disputed Claims, to the extent they are ultimately allowed by the Bankruptcy Court, will be satisfied (to the extent allowed and not covered by insurance) from the Disputed Claims Reserve. A summary of the above described approved distributable claims reserves is as follows:

			Disputed
	Diacetyl	Environmental	Claims	Segregated	Total
(In millions)	Reserve	Reserve	Reserve	Reserves	Reserves
Distributable amount approved at Effective Date	$7	$38	$42	$30	$117
Settlements	(7)	(9)	(2)	(4)	(22)
Distributable balance at December 31, 2010	-	29	40	26	95
Settlements	-	(27)	(27)	(2)	(56)
Supplemental distributions	-	-	(5)	(12)	(17)
Reclass to disputed claims reserve	-	(2)	14	(12)	-
Insurance Reimbursements	-	-	7	-	7
Distributable balance at December 31, 2011	$-	$-	$29	$-	$29

The reorganization items, net recorded in our Consolidated Statements of Operations relating to our Chapter 11 cases compromise the following:

(In millions)	2011	2010	2009
Professional fees and other	$16	$117	60
Write-off of debt discounts and premiums (a)	-	(2)	24
Write-off of debt issuance costs (a)	-	-	7
Write-off of deferred charges related to termination of U.S. accounts receivable facility	-	-	4
Rejections or terminations of lease and other contract agreements (b)	-	2	9
Severance - closure of manufacturing plants and warehouses (b)	1	3	1
Claim settlements, net (c)	2	183	(8)

Total reorganization items, net	$19	$303	97

(a)	During 2009, the carrying value of pre-petition debt was adjusted to its respective face value as this represented the expected allowable claim in the Chapter 11 cases. As a result, unamortized debt issuance costs, discounts and premiums were charged to reorganization items, net in our Consolidated Statements of Operations. During 2010, further adjustments were made based on the allowed claim.
(b)	Represents charges for cost savings initiatives for which Bankruptcy Court approval has been obtained or requested. For additional information see Note 3 – Restructuring and Asset Impairment Activities.

(c)	Represents the difference between the settlement amount of certain pre-petition obligations (which for obligations settled in New Common Stock is based on the fair value of our stock at the issuance date) and the corresponding carrying value of the recorded liabilities.

On June 10, 2011, we filed a closing report in Chemtura Canada’s Chapter 11 case and a motion seeking a final decree closing that Chapter 11 case. On June 23, 2011, the Bankruptcy Court granted our motion and entered a final decree closing the Chapter 11 case of Chemtura Canada.

On December 1, 2011, we filed a motion requesting entry of an order granting a final decree closing the Chapter 11 cases for the following debtors (the “Fully Administered Debtors”):

· A&M Cleaning Products LLC	· Crompton Colors Incorporated	· Laurel Industries Holdings, Inc.
· Aqua Clear Industries, LLC	· Crompton Holding Corporation	· Monochem, Inc.
· ASEPSIS, Inc.	· Crompton Monochem, Inc.	· Naugatuck Treatment Company
· ASCK, Inc.	· Great Lakes Chemical Global, Inc.	· Recreational Water Products, Inc.
· BioLab Company Store, LLC	· GT Seed Treatment, Inc.	· Weber City Road LLC
· Biolab Franchise Company, LLC	· HomeCare Labs, Inc	· WRL of Indiana, Inc.
· BioLab Textile Additives, LLC	· ISCI, Inc.
· CNK Chemical Realty Corporation	· Kem Manufacturing Corporation

On December 15, 2011, the Bankruptcy Court entered an order granting a final decree closing the Fully Administered Debtors’ Chapter 11 cases.

On February 7, 2012, we filed a motion requesting entry of an order granting a final decree closing the Chapter 11 cases for Bio-Lab, Inc. and GLCC Laurel, LLC.

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

As a result of the Chapter 11 cases, substantially all pre-petition litigation and claims against Chemtura and our subsidiaries that were Debtors in the Chapter 11 cases have been discharged and permanently enjoined from further prosecution and are described under the subheading “Prepetition Litigation and Claims Discharged under the Plan” below.

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

Prepetition Litigation and Claims Discharged Under the Plan

Chapter 11 Plan and Establishment of Claims Reserves

On March 18, 2009, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under Chapter 11. The Debtors’ Chapter 11 cases have been assigned to the Honorable Robert E. Gerber and are being jointly administered as Case No. 09-11233. The Debtors continued to operate their business as debtors in possession under the jurisdiction of the Bankruptcy Court until their emergence from Chapter 11 on November 10, 2010.

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

On June 24, 2011, we resolved the last disputed Environmental Claim. As a result, under the Plan, the amounts remaining in the Environmental Reserve were transferred to the Disputed Claims Reserve. Any remaining Disputed Claims, to the extent they are ultimately allowed by the Bankruptcy Court, will be satisfied (to the extent allowed and not covered by insurance) from the Disputed Claims Reserve, and holders of the Disputed Claims are permanently enjoined under the Plan from pursuing their claims against us. As of December 31, 2011, as a result of distributions pursuant to the Plan, there were no remaining undisbursed amount in the Environmental Reserve, the Diacetyl Reserve or the segregated reserves, and the remaining undisbursed amount in the Disputed Claims Reserve was $29 million.

As we complete the process of evaluating and/or resolving the Disputed Claims, appropriate adjustments to our Consolidated Financial Statements will be made. Adjustments may also result from actions of the Bankruptcy Court, settlement negotiations, and other events. For additional information, see Note 18 – Emergence from Chapter 11 in our Notes to Consolidated Financial Statements.

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

Australian Civil Antitrust Matters

On September 27, 2007, Chemtura and one of our subsidiaries who did not file a Chapter 11 case, as well as Bayer AG and Bayer Australia Ltd., were sued by Wright Rubber Products Pty Ltd. (“Wright”) in the Federal Court of Australia for alleged price fixing violations with respect to the sale of rubber chemicals in Australia. On November 21, 2008, Wright filed an amended Statement of Claim and further amended its Statement of Claim on August 2, 2010. On May 25, 2011, Chemtura and our subsidiary entered into a settlement agreement to resolve the litigation for an agreed allowed unsecured claim of approximately $1 million which was paid from the Disputed Claim Reserve pursuant to the Plan.

Appeals Relating to the Chapter 11 Cases

During the Chapter 11 cases, a creditor, Pentair Water Pool & Spa, Inc. (“Pentair”), appealed three orders of the Bankruptcy Court: (i) the Bankruptcy Court’s order establishing the Disputed Claims Reserve; (ii) an order partially disallowing the claims asserted by Pentair; and (iii) an order overruling the late-filed objection of Kurt and Amy Stetler to the Debtors’ motion seeking the establishment of the Disputed Claims Reserve. On March 24, 2011, we entered into a term sheet for a cost-sharing agreement with Pentair that provides, among other things, for the sharing of costs in relation to a settlement of the claims of Kurt and Amy Stetler and the dismissal of the appeals upon our payment of the agreed share of the settlement costs. The parties subsequently negotiated definitive documentation of the agreements and, on June 23, 2011, we filed a motion with the Bankruptcy Court to approve the cost-sharing agreement and the settlement of the claims of Kurt and Amy Stetler. The Bankruptcy Court approved the settlement on July 14, 2011. The District Court for the Southern District of New York dismissed the appeals on December 1, 2011.

Litigation and Claims Not Discharged Under the Plan

Chemtura Manufacturing UK Limited (“CMUK”) is the principal employer of the Great Lakes UK Limited Pension Plan (the “UK Pension Plan”), an occupational pension scheme that was established in the UK to provide pensions and other benefits for its employees. Under the UK Pension Plan, certain employees and former employees are entitled to pension benefits, most of which are defined benefits in nature, based on pensionable salary. The UK Pension Plan has approximately 580 pensioners and 690 members entitled to deferred benefits under the defined benefit section. The estimated funding deficit of the UK Pension Plan as of December 31, 2008, as measured in accordance with Section 75 of the Pension Act of 1995 (UK), was approximately £95 million.

The UK Pension Trustees filed 27 contingent, unliquidated Proofs of Claim against each of the Debtors (other than Chemtura Canada) in the Chapter 11 cases. By agreement with the UK Pension Trustees, the proofs of claim were disallowed on the condition that no party may later assert that the Chapter 11 cases operate as a bar to the UK Pension Trustees asserting claims against any of the Debtors in an appropriate non-bankruptcy forum. Also as previously disclosed, CMUK had been engaged with the UK Pension Trustees over the terms of a “recovery plan” to reduce the underfunded deficit in the UK Pension Plan and the applicable regulatory authority, in this case the UK Pensions Regulator (the “Regulator”), had issued a “warning notice” to CMUK and five other Chemtura affiliates, including Chemtura, stating their intent to request authority to issue a “financial support direction” against each of them for the support of the benefit obligations under the UK Pension Plan, potentially up to the amount of the funding deficit. Definitive agreements have now been entered into between CMUK and the UK Pension Trustees over the terms of a “recovery plan” to reduce the underfunded deficit in the UK Pension Plan and the Regulator has withdrawn the “warning notice” issued against CMUK and the five other Chemtura affiliates, including Chemtura. The definitive agreements provide, among other things, for CMUK to make cash contributions of £60 million (approximately $95 million) in just over a three year period starting with an initial contribution of £30 million ($49 million) that we made in the second quarter of 2011. The agreements also provide for the granting of both a security interest and a guarantee to support certain of the liabilities under this pension plan.

There is also an evaluation being undertaken as to whether additional benefit obligations exist in connection with the equalization of certain benefits under the UK Pension Plan that occurred in the early 1990s. Based on the results of the evaluation to date, $8 million of expense has been recorded in the fourth quarter of 2011, which may be subject to adjustment as further information is gathered as part of the evaluation. Upon completion of the evaluation and the finalization of the liability with respect to additional benefit obligations, additional cash contributions to the UK Pension Plan may be required starting in 2013

Environmental Liabilities

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

Discharged and/or Settled Environmental Liabilities

As part of the Chapter 11 cases, under the Plan, the Debtors retained responsibility for environmental cleanup liabilities relating to currently owned or operated sites (i.e. sites that were part of the Debtors’ estates) and, with certain exceptions, discharged or settled liabilities relating to formerly owned or operated sites (i.e. sites that were no longer part of the Debtors’ estates) and third-party sites (i.e. sites that never were part of the Debtors’ estates).

As of December 31, 2011, we had obtained Bankruptcy Court approval of environmental settlements with the United States Department of Justice, the EPA and the Connecticut Commissioner of Environmental Protection, the Indiana Department of Environmental Management, the Florida Department of Environmental Protection, the North Carolina Division of Waste Management, the New York Environmental Protection and Spill Compensation Fund, the Georgia Department of Natural Resources, the Louisiana Department of Environmental Quality, the Texas Commission on Environmental Quality, the Ohio Environmental Protection Agency, the State of New York and the New York State Department of Environmental Conservation, the Pennsylvania Department of Environmental Protection, the California Department of Toxic Substances Control, and the New Jersey Department of Environmental Protection, the California Regional Water Quality Control Board, Santa Ana Region, the California Regional Water Quality Control Board, San Francisco Bay Region, and the State Water Resources Board for the State of California. The settlement with the EPA resolved alleged violations of the Clean Air Act, CERCLA, the Emergency Planning and Community Right to Know Act, and the Clean Water Act, with respect to our Conyers facility, which we had previously reported in our periodic reports.

All of the above-described settlements have been paid from the Debtors’ estates or the Environmental Reserve established under the Plan. As of December 31, 2011, $36 million has been paid on account of such environmental settlements. As a result of these settlements, we have voluntarily dismissed an adversary proceeding that the Debtors initiated during the Chapter 11 cases against the United States and various States seeking a ruling from the Bankruptcy Court that all of the Debtors’ liabilities with respect to formerly owned or operated sites and third-party sites are dischargeable claims in the Chapter 11 cases.

In view of the offers made to settle environmental liabilities and the settlements that have been reached with respect to environmental liabilities, estimates relating to environmental liabilities with respect to formerly owned or operated sites and third-party sites are now classified as accrued expenses and other liabilities in our Consolidated Balance Sheet at December 31, 2011 and 2010.

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

On June 6, 2011, our subsidiary Great Lakes Chemical Corporation, received a proposed Consent Administrative Order (“CAO”) from the Arkansas Department of Environmental Quality alleging violations of the Resource Conservation and Recovery Act in conjunction with its facility located in El Dorado, Arkansas. The proposed CAO included a civil penalty. While we believe that a mutually acceptable settlement amount will be negotiated with the agency, a reasonable estimate of the settlement amount cannot be made at this time. In any event, the ultimate settlement with the agency will not have a material effect on our results of operations, financial condition or cash flows.

The total amount accrued for environmental liabilities as of December 31, 2011 and December 31, 2010, was $88 million and $119 million (which includes $27 million related to disputed claims), respectively. At December 31, 2011 and December 31, 2010, $18 million and $43 million, respectively, of these environmental liabilities were reflected as accrued expenses and $70 million and $76 million, respectively, were reflected as other liabilities in our Consolidated Balance Sheets. We estimate that ongoing environmental liabilities could range up to $107 million at December 31, 2011. Our accruals for environmental liabilities include estimates for determinable clean-up costs. We recorded a pre-tax charge of $6 million in 2011, $54 million in 2010, and $20 million in 2009, to increase our environmental liabilities and made payments of $37 million in 2011 (which included $27 million related to pre-petition liabilities) and $52 million in 2010 (which included $42 million related to pre-petition liabilities) for clean-up costs, which reduced our environmental liabilities. At certain sites, we have contractual agreements with certain other parties to share remediation costs. We have a receivable of $10 million at December 31, 2011 and $11 million at December 31, 2010 to reflect probable recoveries. At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable. We intend to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters. However, the final cost of clean-up at these sites could exceed our present estimates, and could have, individually or in the aggregate, a material adverse effect on our financial condition, results of operations or cash flows. Our estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted, and as negotiations with respect to certain sites continue or as certain liabilities relating to such sites are resolved as part of the Chapter 11 cases.

Other

We are routinely subject to other civil claims, litigation and arbitration, and regulatory investigations, arising in the ordinary course of our business, as well as in respect of our divested businesses. Some of these claims and litigations relate to product liability claims, including claims related to our current and historic products and asbestos-related claims concerning premises and historic products of our corporate affiliates and predecessors. We believe the claims relating to the period before the filing of the Chapter 11 cases are subject to discharge pursuant to the Plan and will be satisfied, to the extent they were timely filed in the Chapter 11 cases and allowed by the Bankruptcy Court, solely from the Disputed Claims Reserve. Further, we believe that we have strong defenses to these claims. These claims have not had a material impact on us to date and we believe the likelihood that a future material adverse outcome will result from these claims is remote. However, we cannot be certain that an adverse outcome of one or more of these claims, to the extent not discharged in the Chapter 11 cases, would not have a material adverse effect on our financial condition, results of operations or cash flows.

Internal Review of Customer Incentive, Commission and Promotional Payment Practices

Our previously disclosed review of various customer incentive, commission and promotional payment practices of the Chemtura AgroSolutions segment in the Europe, Middle East and Africa region (the “EMEA Region”), was completed in 2010.  The review was conducted under the oversight of the Audit Committee of the Board of Directors and with the assistance of outside counsel and forensic accounting consultants.  As disclosed previously, the review found evidence of various suspicious payments made to persons in certain Central Asian countries and of activity intended to conceal the nature of those payments. The amounts of these payments were reflected in our books and records but were not recorded appropriately or in a transparent manner, including payments that were redirected to persons other than the customer, distributor or agent in the particular transaction. None of these payments were subject to adequate internal control. We have strengthened our worldwide internal controls relating to customer incentives and sales agent commissions and enhanced our global policy prohibiting improper payments, which contemplates, among other things, that we monitor our international operations. Such monitoring may require that we investigate allegations of possible improprieties relating to transactions and the way in which such transactions are recorded. We have severed our relationship with all of the sales agents and the employees responsible for the suspicious payments. We are currently in discussions with the Securities and Exchange Commission regarding a possible resolution of this matter. We cannot reasonably estimate the nature or amount of monetary or other sanctions, if any, that might be imposed as a result of the review. We have concluded that there is no matter connected with the review that would lead to a material change to the financial statements presented in this Annual Report on Form 10-K.

Guarantees

In addition to the letters of credit of $15 million and $12 million outstanding at December 31, 2011 and 2010, respectively, we have guarantees that have been provided to various financial institutions. At December 31, 2011 and 2010, we had $10 million and $6 million, respectively. The letters of credit and guarantees were primarily related to insurance obligations, environmental obligations, banking credit facilities, vendor deposits and European value added tax (“VAT”) obligations.

We have applied the disclosure provisions of ASC Topic 460, Guarantees (“ASC 460”), to our agreements that contain guarantee or indemnification clauses. We are a party to several agreements pursuant to which we may be obligated to indemnify a third party with respect to certain loan obligations of joint venture companies in which we have an equity interest. These obligations arose to provide initial financing for a joint venture start-up, fund an acquisition and/or provide project capital. Such obligations mature through August 2016. In the event that any of the joint venture companies were to default on these loan obligations, we would indemnify the other party up to its proportionate share of the obligation based upon its ownership interest in the joint venture. At December 31, 2011, the maximum potential future principal and interest payments due under these guarantees were $8 million. At December 31, 2010, the maximum potential future payments due under these guarantees were $15 million in principal and $1 million in interest. In accordance with ASC 460, we have accrued $1 million and $2 million in reserves, which represents the probability weighted fair value of these guarantees at December 31, 2011 and 2010, respectively. The reserve has been included in long-term liabilities on our Consolidated Balance Sheet at December 31, 2011 and 2010 with an offset to the investment included in other assets.

We also have a customer guarantee, in which we have contingently guaranteed certain debt obligations of one of our customers. The amount of this guarantee was $2 million at December 31, 2011 and December 31, 2010. Based on past experience and on the underlying circumstances, we do not expect to have to perform under this guarantee.

At December 31 2011, unconditional purchase obligations primarily for commitments to purchase raw materials and tolling arrangements with outside vendors, amounted to $2 million (2012), $2 million (2013), $1 million (2014), $1 million (2015) and $6 million in the aggregate.

In addition, the Company has a financing agreement with a bank in Brazil for certain customers under which the Company receives funds from the bank at invoice date, and in turn, the customer agrees to pay the bank on the due date.  The Company provides a full recourse guarantee to the bank in the event of customer non-payment.

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

20)     BUSINESS SEGMENTS

We evaluate a segment’s performance based on several factors, of which the primary factor is operating income (loss). In computing operating income (loss) by segment, the following items have not been deducted: (1) general corporate expense; (2) amortization; (3) facility closures, severance and related costs; (4) antitrust costs; (5) change in useful life of property, plant & equipment; (6) gain (loss) on sale of business; (7) changes in estimates related to expected allowable claims; and (8) impairment charges. Pursuant to ASC Topic 280, Segment Reporting (“ASC 280”), these items have been excluded from our presentation of segment operating income (loss) because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance.

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

General Corporate Expense and Other Charges

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis. These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities together with costs associated with legacy activities and intangible asset amortization. Functional costs are allocated between the business segments and general corporate expense. Accelerated depreciation relates to certain assets affected by our restructuring programs. Facility closures, severance and related costs are primarily for severance costs related to our cost savings initiatives. The antitrust costs are primarily for settlements and legal costs associated with antitrust investigations and related civil lawsuits. The gain on sale of business relates to the sale of our 50% interest in Tetrabrom Technologies Ltd. in 2011 and the sale of the natural sodium sulfonates and oxidized petrolatum product lines in 2010. Impairment charges primarily relate to the impairment of intangibles assets and property, plant and equipment related to our El Dorado, Arkansas facility in 2011, the impairment of goodwill of the Chemtura AgroSolutions segment in 2010, and the impairment of goodwill of the Consumer Products segment in 2009. Change in estimates related to expected allowable claims relates to adjustments to liabilities subject to compromise (primarily legal and environmental reserves) as a result of the proofs of claim evaluation process.

Corporate assets are principally cash and cash equivalents, intangible assets (including goodwill) and other assets (including deferred tax assets) maintained for general corporate purposes

A summary of business data for our reportable segments for the years 2011, 2010 and 2009 is as follows:

Information by Business Segment
(In millions)

Net Sales	2011	2010	2009
Industrial Performance Products	$1,358	$1,223	$999
Industrial Engineered Products	869	728	512
Consumer Products	422	458	457
Chemtura AgroSolutions	376	351	332
Net Sales	$3,025	$2,760	$2,300

Operating Income (Loss)	2011	2010	2009
Industrial Performance Products	$137	$119	$91
Industrial Engineered Products	130	25	3
Consumer Products	26	67	63
Chemtura AgroSolutions	30	21	42
Segment Operating Income	323	232	199

General corporate expense	(75)	(65)	(68)
Amortization	(38)	(37)	(38)
Change in useful life of property, plant and equipment	-	(1)	-
Facility closures, severance and related costs	(3)	(1)	(3)
Antitrust costs	-	-	(10)
Gain on sale of business	27	2	-
Impairment charges	(4)	(57)	(39)
Changes in estimates related to expected allowable claims	(3)	(35)	(73)
Total Operating Income (Loss)	227	38	(32)

Interest expense	(63)	(191)	(70)
Loss on early extinguishment of debt	-	(88)	-
Other expense, net	-	(6)	(17)
Reorganization items, net	(19)	(303)	(97)

Earnings (loss) from continuing operations before income taxes	$145	$(550)	$(216)

Depreciation and Amortization	2011	2010	2009
Industrial Performance Products	$38	$35	$41
Industrial Engineered Products	42	79	57
Consumer Products	9	11	13
Chemtura AgroSolutions	10	9	8
	99	134	119
Corporate	41	41	43
Total continuing operations	140	175	162
Discontinued operations	-	-	11
	$140	$175	$173

Equity Income (Loss)	2011	2010	2009
Industrial Performance Products	$3	$2	$1
Industrial Engineered Products	2	2	(1)
Chemtura AgroSolutions	(2)	-	-
	$3	$4	$-

Segment Assets	2011	2010	2009
Industrial Performance Products	$768	$778	$717
Industrial Engineered Products	624	532	531
Consumer Products	226	259	272
Chemtura AgroSolutions	326	343	311
	1,944	1,912	1,831
Discontinued operations	-	-	85
Corporate	911	1,001	1,202
	$2,855	$2,913	$3,118

Capital Expenditures	2011	2010	2009
Industrial Performance Products	$41	$37	$16
Industrial Engineered Products	98	58	16
Consumer Products	6	10	4
Chemtura AgroSolutions	6	11	8
	151	116	44
Corporate	3	8	9
Total continuing operations	154	124	53
Discontinued operations	-	-	3
	$154	$124	$56

Equity Method Investments	2011	2010	2009
Industrial Performance Products	$23	$21	$19
Industrial Engineered Products	6	9	8
Chemtura AgroSolutions	28	2	2
	$57	$32	$29

Information by Geographic Area
(In millions) Net sales (based on location of customer)	2011	2010	2009
United States	$1,290	$1,236	$1,088
Canada	60	49	42
Latin America	161	143	126
Europe/Africa	923	813	703
Asia/Pacific	591	519	341
	$3,025	$2,760	$2,300

Property, Plant and Equipment	2011	2010	2009
United States	$431	$391	$422
Canada	68	68	59
Latin America	15	18	16
Europe/Africa	205	203	219
Asia/Pacific	33	36	34
	$752	$716	$750

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

Condensed Consolidating Statement of Operations

Year ended December 31, 2011

 (In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$3,025	$(1,847)	$1,669	$743	$2,460

Cost of goods sold	2,296	(1,847)	1,368	611	2,164
Selling, general and administrative	339	-	133	52	154
Depreciation and amortization	140	-	36	50	54
Research and development	43	-	18	7	18
Facility closures, severance and related costs	3	-	1	-	2
Gain on sale of business	(27)	-	-	-	(27)
Impairment charges	4	-	1	1	2
Changes in estimates related to expected allowable claims	3	-	3	-	-
Equity (income) loss	(3)	-	1	-	(4)

Operating income	227	-	108	22	97

Interest expense	(63)	-	(72)	1	8
Other (expense) income, net	-	-	(10)	4	6
Reorganization items, net	(19)	-	(19)	-	-
Equity in net earnings (loss) of subsidiaries from continuing operations	-	(114)	116	(2)	-

Earnings (loss) from continuing operations before income taxes	145	(114)	123	25	111
Income tax expense	(25)	-	(4)	-	(21)

Net earnings (loss)	120	(114)	119	25	90

Less: net earnings attributable to non-controlling interests	(1)	-	-	-	(1)

Net earnings (loss) attributable to Chemtura	$119	$(114)	$119	$25	$89

Condensed Consolidating Balance Sheet

As of December 31, 2011

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
ASSETS
Current assets	$1,321	$-	$372	$204	$745
Intercompany receivables	-	(7,846)	2,727	2,230	2,889
Investment in subsidiaries	-	(14,617)	2,011	1,734	10,872
Property, plant and equipment	752	-	160	271	321
Goodwill	174	-	92	3	79
Other assets	608	-	226	185	197
Total assets	$2,855	$(22,463)	$5,588	$4,627	$15,103

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$390	$-	$134	$79	$177
Intercompany payables	-	(7,846)	3,201	2,491	2,154
Long-term debt	748	-	747	-	1
Other long-term liabilities	671	-	460	60	151
Total liabilities	1,809	(7,846)	4,542	2,630	2,483
Stockholders' equity	1,046	(14,617)	1,046	1,997	12,620
Total liabilities and stockholders' equity	$2,855	$(22,463)	$5,588	$4,627	$15,103

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2011

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$120	$(114)	$119	$25	$90
Adjustments to reconcile net earnings to net cash provided by operations:
Gain on sale of business	(27)	-	-	-	(27)
Impairment charges	4	-	1	1	2
Depreciation and amortization	140	-	36	50	54
Stock-based compensation expense	26	-	26	-	-
Reorganization items, net	2	-	2	-	-
Changes in estimates related to expected allowable claims	3	-	3	-	-
Equity income	(3)	114	(115)	2	(4)
Changes in assets and liabilities, net	(83)	-	(41)	5	(47)
Net cash provided by operations	182	-	31	83	68

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	8	-	8	-	-
Payments for acquisitions, net of cash acquired	(35)	-	-	-	(35)
Capital expenditures	(154)	-	(24)	(83)	(47)
Net cash used in investing activities	(181)	-	(16)	(83)	(82)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on short term borrowings, net	3	-	-	-	3
Common shares acquired	(22)	-	(22)	-	-
Proceeds from the exercise of stock options	1	-	1	-	-
Net cash (used in) provided by financing activities	(18)	-	(21)	-	3

CASH
Effect of exchange rates on cash and cash equivalents	(4)	-	-	-	(4)
Change in cash and cash equivalents	(21)	-	(6)	-	(15)
Cash and cash equivalents at beginning of year	201	-	$41	$-	$160
Cash and cash equivalents at end of year	$180	$-	$35	$-	$145

 Condensed Consolidating Statement of Operations

Year ended December 31, 2010

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$2,760	$(1,710)	$1,478	$794	$2,198

Cost of goods sold	2,103	(1,710)	1,312	583	1,918
Selling, general and administrative	315	-	137	51	127
Depreciation and amortization	175	-	37	88	50
Research and development	42	-	17	7	18
Facility closures, severance and related costs	1	-	-	-	1
Gain on sale of business	(2)	-	-	-	(2)
Impairment charges	57	-	54	-	3
Changes in estimates related to expected allowable claims	35	-	15	(1)	21
Equity income	(4)	-	-	-	(4)

Operating income (loss)	38	-	(94)	66	66

Interest expense	(191)	-	(165)	(35)	9
Loss on early extinguishment of debt	(88)	-	(88)	-	-
Other (expense) income, net	(6)	-	(41)	37	(2)
Reorganization items, net	(303)	-	(300)	(2)	(1)
Equity in net earnings of subsidiaries from continuing operations	-	(135)	134	1	-

(Loss) earnings from continuing operations before income taxes	(550)	(135)	(554)	67	72
Income tax expense	(22)	-	-	-	(22)

(Loss) earnings from continuing operations	(572)	(135)	(554)	67	50
Loss from discontinued operations, net of tax	(1)	-	-	-	(1)
(Loss) gain on sale of discontinued operations, net of tax	(12)	-	(32)	-	20

Net (loss) earnings	(585)	(135)	(586)	67	69

Less: net earnings attributable to non-controlling interests	(1)	-	-	-	(1)

Net (loss) earnings attributable to Chemtura	$(586)	$(135)	$(586)	$67	$68

Condensed Consolidating Balance Sheet

As of December 31, 2010

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
ASSETS
Current assets	$1,421	$-	$450	$201	$770
Intercompany receivables	-	(7,912)	2,153	2,259	3,500
Investment in subsidiaries	-	(12,700)	2,734	1,254	8,712
Property, plant and equipment	716	-	162	230	324
Goodwill	175	-	93	3	79
Other assets	601	-	134	195	272
Total assets	$2,913	$(20,612)	$5,726	$4,142	$13,657

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$489	$-	$244	$67	$178
Intercompany payables	-	(7,912)	3,427	1,988	2,497
Long-term debt	748	-	746	-	2
Other long-term liabilities	705	-	338	61	306
Total liabilities	1,942	(7,912)	4,755	2,116	2,983
Stockholders' equity	971	(12,700)	971	2,026	10,674
Total liabilities and stockholders' equity	$2,913	$(20,612)	$5,726	$4,142	$13,657

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2010

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(585)	$(135)	$(586)	$67	$69
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operations:
Gain on sale of business	(2)	-	-	-	(2)
Loss (gain) on sale of discontinued operations	12	-	32	-	(20)
Impairment charges	60	-	55	-	5
Loss on early extinguishment of debt	88	-	88	-	-
Depreciation and amortization	175	-	37	88	50
Stock-based compensation expense	10	-	10	-	-
Reorganization items, net	186	-	186	-	-
Changes in estimates related to expected allowable claims	35	-	15	(1)	21
Non-cash contractual post-petition interest expense	113	-	113	-	-
Equity income	(4)	135	(134)	(1)	(4)
Changes in assets and liabilities, net	(292)	-	(168)	(60)	(64)
Net cash (used in) provided by operations	(204)	-	(352)	93	55

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	43	-	43	-	-
Capital expenditures	(124)	-	(27)	(49)	(48)
Net cash (used in) provided by investing activities	(81)	-	16	(49)	(48)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Senior Notes	452	-	452	-	-
Proceeds fromTerm Loan	292	-	292	-	-
Proceeds from Amended DIP Credit Facility	299	-	299	-	-
Payments on Amended DIP Credit Facility	(300)	-	(300)	-	-
Payments on DIP Credit Facility, net	(250)	-	(250)	-	-
Repayments of 6.875% Notes due 2016	(75)	-	(75)	-	-
Repayments of 6.875% Debentures due 2026	(19)	-	(19)	-	-
Repayments of 7% Notes due 2009	(44)	-	-	(44)	-
Payments on 2007 Credit Facility, net	(54)	-	(54)	-	-
Payments for debt issuance and refinancing costs	(40)	-	(40)	-	-
Payments for make-whole and no-call premiums	(10)	-	(10)	-	-
Net cash provided by (used in) financing activities	251	-	295	(44)	-

CASH
Effect of exchange rates on cash and cash equivalents	(1)	-	-	-	(1)
Change in cash and cash equivalents	(35)	-	(41)	-	6
Cash and cash equivalents at beginning of year	236	-	82	-	154
Cash and cash equivalents at end of year	$201	$-	$41	$-	$160

Condensed Consolidating Statement of Operations

Year ended December 31, 2009

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$2,300	$(1,430)	$1,161	$703	$1,866

Cost of goods sold	1,721	(1,430)	990	522	1,639
Selling, general and administrative	289	-	124	57	108
Depreciation and amortization	162	-	39	65	58
Research and development	35	-	13	7	15
Facility closures, severance and related costs	3	-	(1)	1	3
Antitrust costs	10	-	9	-	1
Impairment charges	39	-	-	-	39
Changes in estimates related to expected allowable claims	73	-	71	2	-

Operating (loss) income	(32)	-	(84)	49	3

Interest expense	(70)	-	(76)	(2)	8
Other (expense) income, net	(17)	-	(20)	1	2
Reorganization items, net	(97)	-	(95)	(1)	(1)
Equity in net loss of subsidiaries from continuing operations	-	(5)	5	-	-

(Loss) earnings from continuing operations before income taxes	(216)	(5)	(270)	47	12
Income tax (expense) benefit	(10)	-	26	(1)	(35)

(Loss) earnings from continuing operations	(226)	(5)	(244)	46	(23)
Loss from discontinued operations, net of tax	(63)	-	(49)	(1)	(13)
Loss on sale of discontinued operations, net of tax	(3)	-	-	-	(3)

Net (loss) earnings	(292)	(5)	(293)	45	(39)

Less: net earnings attributable to non-controlling interests	(1)	-	-	-	(1)

Net (loss) earnings attributable to Chemtura	$(293)	$(5)	$(293)	$45	$(40)

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2009

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(292)	$(5)	$(293)	$45	$(39)
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operations:
Loss on sale of discontinued operations	3	-	-	-	3
Impairment charges	104	-	53	-	51
Depreciation and amortization	173	-	48	65	60
Stock-based compensation expense	3	-	3	-	-
Reorganization items, net	35	-	35	-	-
Changes in estimates related to expected allowable claims	73	-	71	2	-
Equity loss	-	5	(5)	-	-
Changes in assets and liabilities, net	(50)	-	(15)	(88)	53
Net cash provided by (used in) operations	49	-	(103)	24	128

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from divestments	3	-	3	-	-
Payments for acquisitions, net of cash acquired	(5)	-	(5)	-	-
Capital expenditures	(56)	-	(17)	(17)	(22)
Net cash used in investing activities	(58)	-	(19)	(17)	(22)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from DIP Credit Facility, net	250	-	250	-	-
Payments on 2007 Credit Facility, net	(28)	-	(28)	-	-
Proceeds from long term borrowings	1	-	-	-	1
Payments on long term borrowings	(18)	-	(9)	(9)	-
Payments on short term borrowings, net	(2)	-	-	-	(2)
Payments for debt issuance and refinancing costs	(30)	-	(30)	-	-
Net cash provided by (used in) financing activities	173	-	183	(9)	(1)

CASH
Effect of exchange rates on cash and cash equivalents	4	-	-	-	4
Change in cash and cash equivalents	168	-	61	(2)	109
Cash and cash equivalents at beginning of year	68	-	21	2	45
Cash and cash equivalents at end of year	$236	$-	$82	$-	$154

22)	SUMMARIZED UNAUDITED QUARTERLY FINANCIAL DATA

SUMMARIZED UNAUDITED QUARTERLY FINANCIAL DATA

(In millions, except per share data)	2011
	First		Second		Third		Fourth
Net sales	$699		$876		$773		$677
Gross profit	$161		$224		$174		$170

AMOUNTS ATTRIBUTABLE TO CHEMTURA COMMON SHAREHOLDERS:
Net earnings attributable to Chemtura	$7	(a)	$69	(b)	$9	(c)	$34	(d)

EARNINGS PER SHARE - BASIC AND DILUTED - ATTRIBUTABLE TO CHEMTURA (i):
Net earnings attributable to Chemtura	$0.07		$0.69		$0.09		$0.34

Basic weighted-average shares outstanding	100.1		100.3		100.3		99.6

Diluted weighted-average shares outstanding	100.1		100.5		100.5		100.1

	2010
	First		Second		Third		Fourth
Net sales	$603		$767		$710		$680
Gross profit	$134		$199		$160		$164

AMOUNTS ATTRIBUTABLE TO CHEMTURA COMMON SHAREHOLDERS:
(Loss) earnings from continuing operations, net of tax	$(177	)(e)	$(41	)(f)	$12	(g)	$(367	)(h)
(Loss) earnings from discontinued operations, net of tax	(2)		1		-		-
Loss on sale of discontinued operations, net of tax	-		(9)		(3)		-
Net (loss) earnings attributable to Chemtura	$(179)		$(49)		$9		$(367)

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED - ATTRIBUTABLE TO CHEMTURA (i):
(Loss) earnings from continuing operations, net of tax	$(0.73)		$(0.16)		$0.05		$(2.25)
(Loss) earnings from discontinued operations, net of tax	(0.01)		-		-		-
Loss on sale of discontinued operations, net of tax	-		(0.04)		(0.01)			-
Net (loss) earnings attributable to Chemtura	$(0.74)		$(0.20)		$0.04		$(2.25)

Basic and diluted weighted-average shares outstanding	242.9		242.9		242.9		163.7

(a)	The earnings from continuing operations for the first quarter of 2011 included pre-tax charges for reorganization items, net of $7 million.
(b)	The earnings from continuing operations for the second quarter of 2011 included pre-tax charges reorganization items, net of $6 million.
(c)	The earnings from continuing operations for the third quarter of 2011 included pre-tax charges for reorganization items of $6 million.
(d)	The net earnings from continuing operations for the fourth quarter of 2011 included pre-tax credit for the gain on the sale of business of $27 million.
(e)	The net loss from continuing operations for the first quarter of 2010 included pre-tax charges for changes in estimates to expected allowable claims of $122 million, reorganization items, net of $21 million and a loss on the early extinguishment of debt of $13 million.
(f)	The net loss from continuing operations for the second quarter of 2010 included pre-tax charges for contractual interest expense on unsecured pre-petition liabilities of $108 million and reorganization items, net of $26 million. Also included in the net loss from continuing operations was a pre-tax credit for changes in estimates to expected allowable claims of $49 million.
(g)	The earnings from continuing operations for the third quarter of 2010 included pre-tax charges for reorganization items of $33 million and contractual interest expense on unsecured pre-petition liabilities of $21 million. Also included in the earnings from continuing operations were pre-tax credit for changes in estimates to expected allowable claims of $40 million.
(h)	The net loss from continuing operations for the fourth quarter of 2010 included pre-tax charges for reorganization items, net of $223 million, a loss on the early extinguishment of debt of $75 million, asset impairments of $57 million and interest expense on unsecured pre-petition liabilities of $9 million.
(i)	The sum of the earnings per common share for the four quarters may not equal the total earnings per common share for the full year due to quarterly changes in the average number of shares outstanding. Additionally, upon the effectiveness of our Plan all previously outstanding shares of common stock were cancelled and pursuant to the Plan approximately 96 million shares of New Common Stock were issued. As a result, the average shares outstanding of our New Common Stock may not be comparable to prior periods.
110

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Chemtura Corporation:

We have audited the accompanying consolidated balance sheets of Chemtura Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement Schedule II, Valuation and Qualifying Accounts.  We also have audited Chemtura Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)).  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chemtura Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Chemtura Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ KPMG LLP

Stamford, Connecticut

February 27, 2012

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

(a) Disclosure Controls and Procedures

As of December 31, 2011, our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2011 were effective.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision of management and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2011.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report, which is included elsewhere within this Form 10-K, on the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred in the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B: Other Information

Not Applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Chemtura are as follows:

Craig A. Rogerson, 55, has served as Chairman, President and Chief Executive Officer of Chemtura since December 2008. Previously, Mr. Rogerson served as President, Chief Executive Officer and director of Hercules Incorporated from December 2003 until its acquisition by Ashland, Incorporated on November 13, 2008.

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

Stephen C. Forsyth, 56, has served as Executive Vice President and Chief Financial Officer since April 2007. Mr. Forsyth was also Treasurer from June 2007 to November 2008. Previously, Mr. Forsyth served for 26 years with Hexcel Corporation in a variety of executive capacities, most recently as Executive Vice President and Chief Financial Officer.

Billie S. Flaherty, 54, has served as Senior Vice President, General Counsel and Secretary since January 2009. Previously, Ms. Flaherty served as Associate General Counsel for Chemtura, having joined Chemtura in October 2005. Prior to joining Chemtura, she served as Vice President, Environmental, Health and Safety for Pitney Bowes Inc.

Alan M. Swiech, 53, has served as Senior Vice President, Human Resources and Support Services since January 2009. Previously Mr. Swiech served as Vice President, Human Resources for Chemtura, having joined Chemtura in April 2006. Prior to joining Chemtura Mr. Swiech served as Vice President - Administration for Akebono Corporation NA, and President of AMAK LLC. Before that he served as Vice President, Human Resources for Cambridge Industries Inc. and various positions of increasing responsibility with United Technologies Corporation.

Kevin V. Mahoney, 57, has served as Senior Vice President and Corporate Controller since October 2006. Previously, Mr. Mahoney spent 18 years with American Express Company, most recently as Senior Vice President of Corporate Reporting, responsible for financial reporting globally.

Dalip Puri, 39, has served as Vice President and Treasurer since November 2010.  Prior to joining Chemtura, Mr. Puri served as Corporate Treasurer of Hewitt Associates.  Before that he served for 7 years with Delphi Corporation in various positions of increasing responsibility, most recently as Global Treasury Director.

There is no family relationship between any of such officers, and there is no arrangement or understanding between any of them and any other person pursuant to which any such officer was selected as an officer.

Information relating to our directors and nominees will be included under the caption “Election of Directors” in the 2011 Proxy Statement for our Annual Shareholders Meeting to be held on May 10, 2012 and is incorporated by reference herein. The information required by Items 405, 407(d)(4) and 407(d)(5) of Regulation S-K will be included under the captions “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee” in the 2011 Proxy Statement, and is incorporated by reference herein.

Item 11: Executive Compensation

The information required by Item 402 of Regulation S-K will be included under the captions “Executive Compensation” and “Director Compensation” in the 2011 Proxy Statement, and is incorporated by reference herein. The information required by Item 407(e)(4) and 407(e)(5) of Regulation S-K will be included under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2011 Proxy Statement, and that information is incorporated by reference herein.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 201(d) of Regulation S-K will be included under the caption “Equity Compensation Plan Information” in the 2011 Proxy Statement, and is incorporated by reference herein.

The information required by Item 403 of Regulation S-K will be included under the caption “Stock Ownership Information” in the 2011 Proxy Statement, and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 of Regulation S-K will be included under the caption “Related Person Transactions” in the 2011 Proxy Statement, and is incorporated by reference herein.

The information required by Item 407(a) of Regulation S-K will be included under the caption “Director Independence” in the 2011 Proxy Statement, and is incorporated by reference herein.

Item 14: Principal Accountant Fees and Services

The information required by this Item will be included under the caption “Independent Audit Fees for 2011” in the 2011 Proxy Statement, and is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this report:

1.	Financial statements and Report of Independent Registered Public Accounting Firm, as required by Item 8 of this form.

(i)	Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009;
(ii)	Consolidated Balance Sheets as of December 31, 2011 and 2010;
(iii)	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009;
(iv)	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2011, 2010, and 2009;
(v)	Notes to Consolidated Financial Statements; and
(vi)	Report of Independent Registered Public Accounting Firm.
2.	Financial Statement Schedule II, Valuation and Qualifying Accounts, required by Regulation S-X is included herein.
3.	The following exhibits are either filed herewith or incorporated herein by reference to the respective reports and registration statements identified in the parenthetical clause following the description of the exhibit:

Exhibit No.	Description
2.1	Joint Chapter 11 Plan of Chemtura Corporation, et al, dated August 4, 2010, as amended (incorporated by reference to Exhibit 2.1 to the Registrant’s November 4, 2010 Form 8-K).
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

4.4

Amendment No. 1 to the Senior Secured Revolving Credit Facility Agreement, dated as of March 22, 2011, among Chemtura Corporation and certain of its subsidiaries named therein, as borrowers, Bank of America, N.A., as administrative agent and collateral agent, the other agents party thereto and the Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s March 28, 2011 Form 8-K).

10.1	Letter Agreement, dated March 18, 2009, between the Company and Alvarez & Marsal North America, LLC (incorporated by reference to Exhibit 10.3 to the March 31, 2009 10-Q).
10.2

Separation Agreement and General Release, dated as of July 1, 2009, between Chemtura Corporation and Robert Wedinger (incorporated by reference to Exhibit 99.1 to the Registrant’s July 9, 2009 Form 8-K).+

10.3	2009 Chemtura Corporation Management Incentive Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended June 30, 2009).+
10.4

Share and Asset Purchase Agreement, dated December 23, 2009, among Chemtura Corporation, SK Atlas, LLC and SK Capital Partners II, LP (incorporated by reference to Exhibit 2.1 to the Registrant’s December 23, 2009 Form 8-K).

Exhibit No.	Description

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

10.7

Senior Secured Term Facility Credit Agreement, dated as of August 27, 2010, among Chemtura Corporation, Bank of America, N.A., as Administrative Agent, the other agents party thereto and the Lenders party thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s May 16, 2011 Form 8-K/A).

10.8

Amendment No. 1 to the Senior Secured Term Facility Credit Agreement, dated as of September 27, 2010, among Chemtura Corporation, Bank of America, N.A., as Administrative Agent, the other agents party thereto and the Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s September 30, 2010 Form 8-K).

10.9

Senior Secured Revolving Credit Facility Agreement, dated as of November 9, 2010, among Chemtura Corporation and certain of its subsidiaries named therein, as borrowers, Bank of America, N.A., as administrative agent and collateral agent, the other agents party thereto and the Initial Lenders and other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s May 16, 2011 8-K/A).

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

10.12	Guaranty, dated as of November 9, 2010, pursuant to the Senior Secured Term Facility Credit Agreement (incorporated by reference to Exhibit 4.5 to the Registrant’s November 12, 2010 8-K).
10.13	Security Agreement, dated as of November 9, 2010, pursuant to the Senior Secured Term Facility Credit Agreement (incorporated by reference to Exhibit 4.6 to the Registrant’s November 12, 2010 8-K).
10.14	Employment Agreement, dated as of November 9, 2010, between Craig Rogerson and Chemtura Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s November 12, 2010 8-K).+
10.15	Employment Agreement, dated as of November 9, 2010, between Stephen Forsyth and Chemtura Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s November 12, 2010 8-K).+
10.16	Employment Agreement, dated as of November 9, 2010, between Billie Flaherty and Chemtura Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s November 12, 2010 8-K).+
10.17	Employment Agreement, dated as of November 9, 2010, between Chet Cross and Chemtura Corporation (incorporated by reference to Exhibit 10.17 to the Registrant's 2010 Form 10-K). +
10.18	Employment Agreement, dated as of November 9, 2010, between Alan Swiech and Chemtura Corporation (incorporated by reference to Exhibit 10.18 to the Registrant's 2010 Form 10-K). +
10.19	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s November 12, 2010 8-K). +
10.20	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.2 to the Registrant’s November 12, 2010 8-K). +
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

10.24	Chemtura Corporation 2010 Short Term Incentive Plan (incorporated by reference to Exhibit 10.24 to the Registrant's 2010 Form 10-K). +

Exhibit No.	Description

10.25	2011 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s March 3, 2011 Form 8-K (“March 3, 2011 8-K”)).+

10.26	Amendment No. 1 to Employment Agreement, dated as of March 9, 2011, between Craig Rogerson and Chemtura Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s March 3, 2011 8-K).+

10.27	Amendment No. 1 to Employment Agreement, dated as of March 9, 2011, between Stephen Forsyth and Chemtura Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s March 3, 2011 8-K).+

10.28	Amendment No. 1 to Employment Agreement, dated as of March 9, 2011, between Billie Flaherty and Chemtura Corporation (incorporated by reference to Exhibit 10.4 to the Registrant’s March 3, 2011 8-K).+

10.29	Master Agreement, dated as of October 26, 2011, Relating to Multi-Country Receivables Purchase Facilities (incorporated by reference to Exhibit 10.1 to the Registrant’s October 27, 2011 Form 8-K).

10.30	Amendment No. 2 to the Senior Secured Revolving Facility Credit Agreement, dated as of December 22, 2011, among Chemtura Corporation and certain of its subsidiaries named therein, as borrowers, Bank of America, N.A., as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s December 22, 2011 Form 8-K).

21	Subsidiaries of the Registrant*

23	Consent of Independent Registered Public Accounting Firm. *

24	Form of Power of Attorney from directors and executive officers of the Registrant authorizing signature of this report (Original on file at principal executive offices of Registrant). *

31.1	Certification of Periodic Financial Reports by the Registrant's Chief Executive Officer (Section 302). *

31.2	Certification of Periodic Financial Reports by the Registrant's Chief Financial Officer (Section 302).*

32.1	Certification of Periodic Financial Reports by the Registrant's Chief Executive Officer (Section 906).*

32.2	Certification of Periodic Financial Reports by the Registrant's Chief Financial Officer (Section 906).*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

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

CHEMTURA CORPORATION
(Registrant)

Date: February 27, 2012	By:	/s/ Stephen C. Forsyth
Stephen C. Forsyth
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title
Craig A. Rogerson*	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)
Stephen C. Forsyth	By:	/s/ Stephen C. Forsyth
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Kevin V. Mahoney	By:	/s/ Kevin V. Mahoney
Senior Vice President and Corporate Controller (Principal
Accounting Officer)

Jeffrey D. Benjamin*	Director
Timothy J. Bernlohr*	Lead Director
Anna C. Catalano*	Director
Alan S. Cooper*	Director
James W. Crownover*	Director
Robert A. Dover*	Director
Jonathan F. Foster*	Director
John K. Wulff*	Director

Date: February 27, 2012	*By:	/s/ Stephen C. Forsyth
Stephen C. Forsyth
as attorney-in-fact

Schedule II

Valuation and Qualifying Accounts

(In millions of dollars)

		Additions
	Balance at	charged to					Balance
	beginning	costs and					at end
	of year	expenses	Deductions		Other		of year

2011:
Allowance for doubt ful accounts	$24	7	(11	)(a)	-		20
Reserve for customer rebates	20	41	(41	)(b)	-		20

2010:
Allowance for doubt ful accounts	$32	3	(10	)(a)	(1	)(c)	24
Reserve for customer rebates	18	36	(35	)(b)	1	(c)	20

2009:
Allowance for doubt ful accounts	$25	5	(2	)(a)	4	(c)	32
Reserve for customer rebates	19	27	(30	)(b)	2	(c)	18

(a)	Primarily represents accounts written off as uncollectible (net of recoveries).

(b)	Primarily represents payment to the customers.

(c)	Primarily represents the translation effect of balances denominated in foreign currencies.

