Form 10-K/A
period 2011-12-31
Chemtura CORP
filed 2012-04-30
CIK 1091862

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check off):

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

CHEMTURA CORPORATION

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Chemtura Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”) is to furnish an updated Exhibit 101 to the Form 10-K.  Exhibit 101 consists of the following materials formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

No other changes have been made to the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date.

PART IV

Item 15.  Exhibits

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

10.12	Guaranty, dated as of November 9, 2010, pursuant to the Senior Secured Term Facility Credit Agreement (incorporated by reference to Exhibit 4.5 to the Registrant’s November 12, 2010 8-K).

10.13	Security Agreement, dated as of November 9, 2010, pursuant to the Senior Secured Term Facility Credit Agreement (incorporated by reference to Exhibit 4.6 to the Registrant’s November 12, 2010 8-K).

10.14	Employment Agreement, dated as of November 9, 2010, between Craig Rogerson and Chemtura Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s November 12, 2010 8-K).+

10.15	Employment Agreement, dated as of November 9, 2010, between Stephen Forsyth and Chemtura Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s November 12, 2010 8-K).+

10.16	Employment Agreement, dated as of November 9, 2010, between Billie Flaherty and Chemtura Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s November 12, 2010 8-K).+

10.17	Employment Agreement, dated as of November 9, 2010, between Chet Cross and Chemtura Corporation. (incorporated by reference to Exhibit 10.17 to the Registrant’s 2010 Form 10-K) +

10.18	Employment Agreement, dated as of November 9, 2010, between Alan Swiech and Chemtura Corporation. (incorporated by reference to Exhibit 10.18 to the Registrant’s 2010 Form 10-K) +

10.19	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s November 12, 2010 8-K). +

10.20	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.2 to the Registrant’s November 12, 2010 8-K). +

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

10.24	Chemtura Corporation 2010 Short Term Incentive Plan. (incorporated by reference to Exhibit 10.24 to the Registrant’s 2010 Form 10-K)+

Exhibit No.	Description

10.25	2011 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s March 3, 2011 Form 8-K (“March 3, 2011 8-K”)).+

10.26	Amendment No. 1 to Employment Agreement, dated as of March 9, 2011, between Craig Rogerson and Chemtura Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s March 3, 2011 8-K).+

10.27	Amendment No. 1 to Employment Agreement, dated as of March 9, 2011, between Stephen Forsyth and Chemtura Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s March 3, 2011 8-K).+

10.28	Amendment No. 1 to Employment Agreement, dated as of March 9, 2011, between Billie Flaherty and Chemtura Corporation (incorporated by reference to Exhibit 10.4 to the Registrant’s March 3, 2011 8-K).+

10.29	Master Agreement, dated as of October 26, 2011, Relating to Multi-Country Receivables Purchase Facilities (incorporated by reference to Exhibit 10.1 to the Registrant’s October 27, 2011 Form 8-K).

10.30

Amendment No. 2 to the Senior Secured Revolving Facility Credit Agreement, dated as of December 22, 2011, among Chemtura Corporation and certain of its subsidiaries named therein, as borrowers, Bank of America, N.A., as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s December 22, 2011 Form 8-K).

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s 2011 Form 10-K)

23	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23 to the Registrant’s 2011 Form 10-K).

24

Form of Power of Attorney from directors and executive officers of the Registrant authorizing signature of this report (Original on file at principal executive offices of Registrant) (incorporated by reference to Exhibit 24 to the Registrant’s 2011 Form 10-K).

31.1	Certification of Periodic Financial Reports by the Registrant’s Chief Executive Officer (Section 302) (incorporated by reference to Exhibit 31.1 to the Registrant’s 2011 Form 10-K).

31.2	Certification of Periodic Financial Reports by the Registrant’s Chief Financial Officer (Section 302) (incur(incorporated by reference to Exhibit 31.2 to the Registrant’s 2011 Form 10-K).

32.1	Certification of Periodic Financial Reports by the Registrant’s Chief Executive Officer (Section 906) (incorporated by reference to Exhibit 32.1 to the Registrant’s 2011 Form 10-K).

32.2	Certification of Periodic Financial Reports by the Registrant’s Chief Financial Officer (Section 906) (incorporated by reference to Exhibit 32.2 to the Registrant’s 2011 Form 10-K).

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*  Copies of these Exhibits are furnished with this Annual Report on Form 10-K.

+  This Exhibit is a compensatory plan, contract or arrangement in which one or more directors or executive officers of the Registrant participate.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMTURA CORPORATION

(Registrant)

Date: April 30, 2012	/s/ Kevin V. Mahoney

Name: Kevin V. Mahoney
Title: Senior Vice President, Corporate Controller and Chief Accounting Officer