Form 10-Q
period 2012-03-31
Chemtura CORP
filed 2012-05-01
CIK 1091862

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☒ No

The number of shares of common stock outstanding as of the latest practicable date is as follows:

Class	Number of shares outstanding at March 31, 2012
Common Stock - $.01 par value	98,665,045

CHEMTURA CORPORATION AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PART I.    FINANCIAL INFORMATION

ITEM 1.     Financial Statements

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

Quarters ended March 31, 2012 and 2011

(In millions, except per share data)

	Quarters ended March 31,
	2012	2011

Net sales	$708	$699

Cost of goods sold	537	538
Selling, general and administrative	82	79
Depreciation and amortization	33	37
Research and development	13	11
Impairment charges	1	2
Changes in estimates related to expected allowable claims	2	—
Equity income	(1)	—

Operating income	41	32
Interest expense	(14)	(16)
Other (expense) income, net	(4)	1
Reorganization items, net	(2)	(7)

Earnings before income taxes	21	10
Income tax benefit (expense)	1	(3)

Net earnings attributable to Chemtura	$22	$7

Basic and diluted per share information - attributable to Chemtura
Net earnings attributable to Chemtura	$0.22	$0.07

Weighted average shares outstanding - Basic	98.3	100.1

Weighted average shares outstanding - Diluted	99.1	100.1

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

Quarters ended March 31, 2012 and 2011

(In millions)

	Quarters ended March 31,
	2012	2011

Net earnings	$22	$7

Other comprehensive income, net of tax
Foreign currency translation adjustments	22	31
Unrecognized pension and other post-retirement benefit costs	2	2

Comprehensive income attributable to Chemtura	$46	$40

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2012 (Unaudited) and December 31, 2011

(In millions, except par value data)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$122	$180
Restricted cash	—	5
Accounts receivable, net	559	458
Inventories, net	603	542
Other current assets	138	136
Total current assets	1,422	1,321

NON-CURRENT ASSETS
Property, plant and equipment, net	760	752
Goodwill	177	174
Intangible assets, net	394	392
Other assets	215	216

Total assets	$2,968	$2,855

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term borrowings	$63	$5
Accounts payable	210	173
Accrued expenses	181	194
Income taxes payable	8	18
Total current liabilities	462	390

NON-CURRENT LIABILITIES
Long-term debt	748	748
Pension and post-retirement health care liabilities	443	460
Other liabilities	221	211
Total liabilities	1,874	1,809

STOCKHOLDERS’ EQUITY
Common stock - $0.01 par value Authorized - 500.0 shares Issued - 100.2 shares at March 31, 2012 and 98.3 shares at December 31, 2011	1	1
Additional paid-in capital	4,348	4,353
Accumulated deficit	(2,927)	(2,949)
Accumulated other comprehensive loss	(322)	(346)
Treasury stock at cost - 1.5 shares at March 31, 2012 and 2.0 shares at December 31, 2011	(14)	(22)
Total Chemtura stockholders’ equity	1,086	1,037

Non-controlling interest	8	9
Total stockholders’ equity	1,094	1,046

Total liabilities and stockholders’ equity	$2,968	$2,855

See accompanying notes to Consolidated Financial Statements.

CHEMTURA CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Quarters ended March 31, 2012 and 2011

(In millions)

	Quarters ended March 31,
Increase (decrease) in cash	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$22	$7
Adjustments to reconcile net earnings to net cash used in operating activities:
Impairment charges	1	2
Depreciation and amortization	33	37
Stock-based compensation expense	7	8
Reorganization items, net	1	1
Changes in estimates related to expected allowable claims	2	—
Equity income	(1)	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(94)	(83)
Inventories	(53)	(65)
Accounts payable	34	23
Pension and post-retirement health care liabilities	(19)	(15)
Other	(22)	(27)
Net cash used in operating activities	(89)	(112)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for acquisitions	—	(30)
Capital expenditures	(29)	(23)
Net cash used in investing activities	(29)	(53)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from ABL Facility, net	59	73
(Payments on) proceeds from other short term borrowings, net	(1)	1
Net cash provided by financing activities	58	74

CASH AND CASH EQUIVALENTS
Effect of exchange rates on cash and cash equivalents	2	3
Change in cash and cash equivalents	(58)	(88)
Cash and cash equivalents at beginning of period	180	201
Cash and cash equivalents at end of period	$122	$113

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

The information in the foregoing Consolidated Financial Statements for the quarters ended March 31, 2012 and 2011 is unaudited but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature, except as otherwise disclosed in the accompanying notes to our Consolidated Financial Statements.

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

We operated as a debtor-in-possession (“DIP”) under the protection of the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) from March 18, 2009 (the “Petition Date”) through November 10, 2010 (the “Effective Date”).  From the Petition Date through the Effective Date, our Consolidated Financial Statements were prepared in accordance with Accounting Standards Codification (“ASC”) Section 852-10-45, Reorganizations — Other Presentation Matters (“ASC 852-10-45”) which requires that financial statements, for periods during the pendency of our voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11”) filings, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain income, expenses, realized gains and losses and expenses for losses that were realized or incurred in the Chapter 11 cases were recorded in changes in estimates related to expected allowable claims and reorganization items, net in our Consolidated Statements of Operations.

The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the period ended December 31, 2011.  The consolidated results of operations for the quarter ended March 31, 2012 are not necessarily indicative of the results expected for the full year.

Accounting Policies and Other Items

Cash and cash equivalents include bank term deposits with original maturities of three months or less.  Included in cash and cash equivalents in our Consolidated Balance Sheets at both March 31, 2012 and December 31, 2011 is $1 million of restricted cash that is required to be on deposit to support certain letters of credit and performance guarantees, the majority of which will be settled within one year.

Included in our restricted cash balance at December 31, 2011 is $5 million of cash on deposit for the settlement of disputed bankruptcy claims that existed at the Effective Date.

Included in accounts receivable are allowances for doubtful accounts of $20 million as of March 31, 2012 and December 31, 2011.

During the quarters ended March 31, 2012 and 2011, we made interest payments of approximately $23 million.  During the quarters ended March 31, 2012 and 2011, we made payments for income taxes (net of refunds) of $12 million and $4 million, respectively.

Accounting Developments

In May 2011, the Financial Accounting Standards Board (“FASB”)  issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  ASU 2011-04 amends U.S. GAAP to conform it with fair value measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”).  The amendments in ASU 2011-04 changed the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The provisions of ASU 2011-04 are effective for the first reporting period (including interim periods) beginning after December 15, 2011.  The adoption of this standard did not have a material impact on our results of operations, financial condition or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the effective date of the requirement in ASU 2011-05 to disclose on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. All other requirements of ASU 2011-05 are not affected by ASU 2011-12.  The provisions of ASU 2011-05 are effective for the first reporting period (including interim periods) beginning after December 15, 2011.  The adoption of this standard did not have a material financial statement impact as it only addressed the presentation of our financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendment also improved previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The provisions of this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance will not have a material impact on our results of operations or financial condition.

In September 2011, the FASB issued ASU No. 2011-09, Compensation—Retirement Benefits Multiemployer Plans (Subtopic 715-80). The guidance in ASU 2011-09 assists users of financial statements to assess the potential future cash flow implications relating to an employer’s participation in multiemployer pension plans. The disclosures will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. The provisions of the ASU 2011-09 are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. The adoption of this guidance did not have a material impact on our results of operations or financial condition.

2)                         RESTRUCTURING ACTIVITIES

Corporate Restructuring Programs

On April 30, 2012, our Board of Directors (the “Board”) approved a restructuring plan providing for, among other things, the closure of our Industrial Performance Product segment’s antioxidants manufacturing facility in Pedrengo, Italy.  The Board also approved actions to improve the operating effectiveness of certain global corporate functions.  This plan is expected to achieve significant gains in efficiency and costs.  The plant closure is expected to be completed by the first quarter of 2013.  The restructuring plan is anticipated to generate cash savings of approximately $15 million in 2013.  We anticipate recording a pre-tax charge of approximately $30 million in the second quarter of 2012 for accelerated depreciation of property, plant and equipment, asset retirement obligations, severance and related costs with the balance of the costs being expensed as incurred through 2013.  The total cost of the restructuring plan is estimated to be approximately $40 million of which approximately $6 million will consist of non-cash charges, for a net cash cost of approximately $34 million.

In November 2011, our Board approved a restructuring plan intended to make Chemtura AgroSolutions more cost efficient by centralizing certain functions regionally and consolidating laboratory activities in North America. Costs related to this plan were immaterial for the quarter ended March 31, 2012.

Reorganization Initiatives

On January 25, 2010, our Board approved an initiative involving the consolidation and idling of certain assets within the Great Lakes Solutions business operations in El Dorado, Arkansas, which was approved by the Bankruptcy Court on February 23, 2010.  During 2010 and 2011, the demand for brominated products used in electronic applications grew significantly and it became evident that we would need to produce larger quantities of bromine than were projected when we formulated our consolidation plan.  In addition, in the first quarter of 2011, our joint venture partner informed us that they would exercise their right to purchase our interest in our Tetrabrom joint venture in the Middle East that supplies a brominated flame retardant to us.  While under the terms of the joint venture agreement, the purchaser is obligated to continue to supply the current volumes of the brominated flame retardant to us for two years following the acquisition, we needed to plan for the ultimate production of this product once supply from the joint venture terminated.  Our analysis indicated that the most cost effective source of the additional bromine we require is to continue to operate many of the bromine assets we had planned to idle and to invest to improve their operating efficiency.  In light of this analysis, on April 20, 2011, our Board confirmed that we should defer a portion of the El Dorado restructuring plan and continue to operate certain of the bromine and brine assets that were planned to be idled.  The sale of our 50% interest in Tetrabrom Technologies Ltd. was completed in November 2011.

As a result of our reorganization initiatives, we recorded pre-tax charges of $1 million for the quarter ended March 31, 2011, primarily for accelerated depreciation.

The amounts accrued for all of our reorganization initiatives and corporate restructuring programs is less than $1 million at March 31, 2012 and $1 million at December 31, 2011 and were included in accrued expenses.

3)                         INVENTORIES

Components of inventories are as follows:

	March 31,	December 31,
(In millions)	2012	2011
Finished goods	$401	$348
Work in process	46	43
Raw materials and supplies	156	151
	$603	$542

Included in the above net inventory balances are inventory obsolescence reserves of approximately $18 million at March 31, 2012 and December 31, 2011.

4)                         PROPERTY, PLANT AND EQUIPMENT

	March 31,	December 31,
(In millions)	2012	2011
Land and improvements	$81	$85
Buildings and improvements	243	240
Machinery and equipment	1,266	1,238
Information systems equipment	188	175
Furniture, fixtures and other	32	31
Construction in progress	123	121
	1,933	1,890
Less: accumulated depreciation	(1,173)	(1,138)
	$760	$752

Depreciation expense amounted to $24 million and $26 million for the quarters ended March 31, 2012 and 2011, respectively. Depreciation expense included accelerated depreciation of certain fixed assets associated with our restructuring programs of $1 million for the quarter ended March 31, 2011.

5)                         GOODWILL AND INTANGIBLE ASSETS

Our goodwill balance was $177 million at March 31, 2012 and $174 million at December 31, 2011. The goodwill is allocated entirely to the Industrial Performance Products segment.  The goodwill balance at March 31, 2012 and December 31, 2011 reflected accumulated impairments of $90 million.

We have elected to perform our annual goodwill impairment procedures for all of our reporting units in accordance with ASC Subtopic 350-20, Intangibles — Goodwill and Other - Goodwill (“ASC 350-20”) as of July 31, or sooner, if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  We estimate the fair value of our reporting units utilizing income and market approaches through the application of discounted cash flow and market comparable methods (Level 3 inputs as described in Note 13 — Financial Instruments and Fair Value Measurements).  The assessment is required to be performed in two steps: step one to test for a potential impairment of goodwill and, if potential impairments are identified, step two to measure the impairment loss through a full fair valuing of the assets and liabilities of the reporting unit utilizing the acquisition method of accounting. We concluded that no goodwill impairment existed in any of our reporting units based on the annual review as of July 31, 2011.

We continually monitor and evaluate business and competitive conditions that affect our operations and reflects the impact of these factors in our financial projections.  If permanent or sustained changes in business or competitive conditions occur, they can lead to revised projections that could potentially give rise to impairment charges.

Our intangible assets (excluding goodwill) are comprised of the following:

	March 31, 2012			December 31, 2011
(In millions)	Gross Cost	Accumulated Amortization	Net Intangibles	Gross Cost	Accumulated Amortization	Net Intangibles
Patents	$131	$(73)	$58	$128	$(70)	$58
Trademarks	264	(74)	190	262	(71)	191
Customer relationships	147	(52)	95	146	(50)	96
Production rights	46	(29)	17	46	(28)	18
Other	77	(43)	34	70	(41)	29
Total	$665	$(271)	$394	$652	$(260)	$392

The increase in gross intangible assets since December 31, 2011 is primarily due to additions of $8 million and foreign currency translation of $5 million.

Amortization expense related to intangible assets amounted to $9 million and $11 million for the quarters ended March 31, 2012 and 2011, respectively.

6)                         DEBT

Our debt is comprised of the following:

	March 31,	December 31,
(In millions)	2012	2011

7.875% Senior Notes due 2018	$452	$452
Term Loan due 2016	293	293
ABL Facility	59	—
Other borrowings	7	8
Total debt	811	753

Less: ABL Facility	(59)	—
Less: Other short-term borrowings	(4)	(5)

Long-term debt	$748	$748

Financing Facilities

On August 27, 2010, we completed a private placement offering under Rule 144A of $455 million aggregate principal amount of 7.875% senior notes due 2018 (the “Senior Notes”) at an issue price of 99.269% in reliance on an exemption pursuant to Section 4(2) of the Securities Act of 1933.  We also entered into a senior secured term facility credit agreement due 2016 (the “Term Loan”) with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1%.  The Term Loan permits us to increase the size of the facility by up to $125 million.  On November 10, 2010, we entered into a five-year senior secured revolving credit facility available through 2015 (the “ABL Facility”) for an amount up to $275 million, subject to availability under a borrowing base (with a $125 million letter of credit sub-facility).  The ABL Facility permits us to increase the size of the facility by up to $125 million subject to obtaining lender commitments to provide such increase.  At March 31, 2012, we had $59 million of borrowings under the ABL Facility and $15 million of outstanding letters of credit (primarily related to insurance obligations, environmental obligations and banking credit facilities), which utilizes available capacity under the facility.  At December 31, 2011, we had no borrowings under the ABL Facility, but we had $15 million of outstanding letters of credit.  At March 31, 2012 and December 31, 2011, we had approximately $201 million of undrawn availability under the ABL Facility.

These facilities contain covenants that limit, among other things, our ability to enter into certain transactions, such as creating liens, incurring additional indebtedness or repaying certain indebtedness, making investments, paying dividends, and entering into acquisitions, dispositions and joint ventures.  The Term Loan requires that we meet certain quarterly financial maintenance covenants including a maximum Secured Leverage Ratio (as defined in the agreement) of 2.5:1.0 and a minimum Consolidated Interest Coverage Ratio (as defined in the agreement) of 3.0:1.0.  The ABL Facility contains a springing financial covenant requiring a minimum trailing 12-month fixed charge coverage ratio (as defined in the agreement) of 1.1 to 1.0 at all times during any period from the date when the amount available for borrowings under the ABL Facility falls below the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments until such date such available amount has been equal to or greater than the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments for 45 consecutive days.  As of March 31, 2012, we were in compliance with the covenant requirements of these financing facilities.

Accounts Receivable Financing Facility

On October 26, 2011, certain of our European subsidiaries (the “Sellers”) entered into a trade receivables financing facility (the “A/R Financing Facility”) with GE FactoFrance SAS as purchaser (the “Purchaser”).  Pursuant to the A/R Financing Facility, and subject to certain conditions stated therein, the Purchaser has agreed to purchase from the Sellers, on a revolving basis, certain trade receivables up to a maximum amount outstanding at any time of €68 million (approximately $90 million).  The A/R Financing Facility is uncommitted and has an indefinite term.  Since availability under the A/R Financing Facility is expected to vary depending on the value of the Seller’s eligible trade receivables, the Sellers’ availability under the A/R Financing Facility may increase or decrease from time to time.  The monthly financing fee on the drawn portion of the A/R Financing Facility is the applicable Base Rate plus 1.50%.  In addition, the A/R Financing Facility is subject to a minimum commission on the annual volume of transferred receivables. We had no outstanding borrowings under the A/R Financing Facility, for the period ending March 31, 2012 and December 31, 2011.

7)                         INCOME TAXES

We reported an income tax benefit of $1 million and expense of $3 million for the quarters ended March 31, 2012 and 2011, respectively. We have offset our current year-to-date U.S. income with net operating loss carryforwards and reduced the associated valuation allowance. We will continue to adjust our tax provision through the establishment or reduction of non-cash valuation allowances until we determine that it is more-likely than not that the net deferred tax assets associated with our U.S. operations will be utilized.

We have net liabilities related to unrecognized tax benefits of $49 million and $46 million at March 31, 2012 and December 31, 2011, respectively. The increase is primarily due to currency fluctuation.

We recognize interest and penalties related to unrecognized tax benefits as income tax expense.  Accrued interest and penalties are primarily included within other liabilities in our Consolidated Balance Sheet.

We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $22 million within the next year.  This reduction may occur due to the expiration of the statute of limitations or conclusion of examinations by tax authorities.  We further expect that the amount of unrecognized tax benefits will continue to change as a result of ongoing operations, the outcomes of audits and the expiration of the statue of limitations. This change is not expected to have a significant impact on our financial condition.

8)                         ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss (“AOCL”), net of tax at March 31, 2012 and December 31, 2011, are as follows:

	March 31,	December 31,
(In millions)	2012	2011
Foreign currency translation adjustments	$75	$53
Unrecognized pension and other post-retirement benefit costs	(397)	(399)

Accumulated other comprehensive loss	$(322)	$(346)

9)                         EARNINGS PER COMMON SHARE

The computation of basic earnings per common share is based on the weighted average number of common shares outstanding.  The computation of diluted earnings per common share is based on the weighted average number of common and common share equivalents outstanding.

The following is a reconciliation of the shares used in the computation of earnings per share:

	Quarters ended March 31,
(In millions)	2012	2011
Weighted average shares outstanding - Basic	98.3	100.1
Dilutive effect of common share equivalents	0.8	—

Weighted average shares outstanding - Diluted	99.1	100.1

At March 31, 2012 and 2011, 0.3 million performance based restricted stock units (“PSU’s”) and 1 million bonus units with a performance criteria, respectively, were excluded from the calculation of diluted earnings per share because the specified performance criteria for the vesting of these units had not yet been met.  The PSU’s and bonus units could be dilutive in the future if the specified performance criteria are met.

On October 18, 2011, we announced that our Board had authorized us to repurchase up to $50 million of our common stock over the next twelve months.  The shares are expected to be repurchased from time to time through open market purchases.  The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion.  The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).  As of March 31, 2012, we had cumulatively purchased 2.0 million shares for $22 million. No purchases were made during the first quarter of 2012.

10)                  STOCK  INCENTIVE PLANS

In 2010, we adopted the Chemtura Corporation 2010 Long-Term Incentive Plan (the “2010 LTIP”), which was approved by the Bankruptcy Court and became effective upon our emergence from Chapter 11.  The 2010 LTIP provides for grants of nonqualified stock options (“NQOs”), incentive stock options (“ISOs”), stock appreciation rights, dividend equivalent rights, stock units, bonus stock, performance awards, share awards, restricted stock, time-based restricted stock units (“RSUs”) and performance-based RSUs.  The 2010 LTIP provides for the issuance of a maximum of 11 million shares.  NQOs and ISOs may be granted under the 2010 LTIP at prices equal to the fair market value of the underlying common shares on the date of the grant.  All outstanding stock options will expire not more than ten years from the date of the grant.  As of March 31, 2012, grants authorized under the 2010 LTIP included the 2009 Emergence Incentive Plan (the “2009 EIP”), the 2010 Emergence Incentive Plan (the “2010 EIP”), the 2011 long-term incentive awards (the “2011 LTIA”), the 2012 long-term  incentive awards (the “2012 LTIA”) and the 2010 Emergence Award Plan (the “2010 EAP”), as well as other grants made to the Board.  All grants of NQOs have an exercise price equal to the fair market value of the underlying common stock at the date of grant.

Stock-based compensation expense was $7 million and $8 million for the quarters ended March 31, 2012 and March 31, 2011, respectively. Stock-based compensation expense was primarily reported in SG&A.

Stock Option Plans

In March 2012, our Board approved the grant of 0.8 million NQOs under our 2012 LTIA.  These option vest ratably over a three-year period.

In March 2011, under the 2010 EIP, we granted 0.8 million NQOs.  One third vested immediately, one third vested on March 31, 2012 and one third vests on March 31, 2013.

In March 2011, our Board approved the grant of 1.4 million NQOs under our 2011 LTIA.  These options will vest ratably over a three-year period.

We use the Black-Scholes option-pricing model to determine the fair value of NQOs.  We have elected to recognize compensation cost for awards of NQOs equally over the requisite service period for each separately vesting tranche, as if multiple awards were granted.  Using this method, the weighted average fair value of stock options granted during the quarters ended March 31, 2012 and March 31, 2011 was $8.14 and $8.40, respectively.

Total remaining unrecognized compensation expense associated with unvested NQOs at March 31, 2012 was $13 million, which will be recognized over the weighted average period of approximately 2 years.

Restricted Stock Units

In March 2012, our Board approved the grant of 0.6 million time-based RSU’s under our 2012 LTIA.  These RSU’s will vest ratably over a three-year period.

In March 2012, the Board approved the grant of 0.3 million performance shares under the 2012 LTIA.  The share grant is subject to a performance multiplier of up to 2 times the targeted award.  The performance measurement period is the three calendar year period ending December 31, 2014, the performance share metric used will be our relative total shareholder return against the companies comprising the Russell 3000 Index, and the performance shares will be settled on March 1, 2015.  We used the Monte-Carlo simulation model to determine the fair value of the performance shares.  Using this method, the average per share fair value of these awards was $25.38.

In March 2011, under the 2010 EIP, we granted 0.4 million time-based RSU’s with a fair market value of the quoted closing price of our stock on that date.  One third vested immediately, one third vested on March 31, 2012 and one third vests on March 31, 2013.

In March 2011, our Board approved the grant of 0.4 million time-based RSU’s under our 2011 LTIA.  These RSU’s vest ratably over a three-year period.

In March 2011, we established the initial allocations under the 2010 EAP, which was previously approved by the Bankruptcy Court and provided designated participants with the opportunity to share in a pool of up to 1 million fully vested shares of common stock.  The portion of the 2010 EAP pool to be distributed would be determined by Chemtura’s consolidated earnings before interest, taxes, depreciation and amortization expense (“EBITDA”) during the fiscal year 2011.  In March 2012, the compensation committee approved  the allocation of specified percentage interests in the 2010 EAP pool among designated participants, including our named executive officers.  Under the formula established in bankruptcy, our 2011 consolidated EBITDA resulted in a payout of 57% of the total 2010 EAP pool of 1 million shares, or 0.6 million shares, which were distributed to the participants in March 2012.

In February 2011, we granted 0.1 million time-based RSU’s to non-employee directors with a fair market value of the quoted closing price of our stock on that date.  These RSU’s vest ratably over a two-year period.

Total remaining unrecognized compensation expense associated with unvested time-based and performance based RSU’s at March 31, 2012 was $19 million, which will be recognized over the weighted average period of approximately 3 years.

11)                  PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of our defined benefit plans net periodic benefit (credit) cost for the quarters ended March 31, 2012 and 2011 are as follows:

	Defined Benefit Plans
	Qualified		International and		Post-Retirement
	U.S. Plans		Non-Qualified Plans		Health Care Plans
	Quarters ended March 31,		Quarters ended March 31,		Quarters ended March 31,
(In millions)	2012	2011	2012	2011	2012	2011

Service cost	$—	$—	$1	$1	$—	$—
Interest cost	11	12	5	5	1	1
Expected return on plan assets	(14)	(14)	(5)	(4)	—	—
Amortization of prior service cost	—	3	—	—	(1)	—
Amortization of actuarial losses	4	—	—	—	1	(1)

Net periodic benefit cost	$1	$1	$1	$2	$1	$—

We contributed $15 million to our U.S. qualified pension plans, $1 million to our U.S. non-qualified pension plans and $3 million to our international pension plans for the quarter ended March 31, 2012.  Contributions to post-retirement health care plans for the quarter ended March 31, 2012 were $3 million.

On November 18, 2009, the Bankruptcy Court entered an order (the “2009 OPEB Order”) approving, in part, our motion (the “2009 OPEB Motion”) requesting authorization to modify certain post-retirement welfare benefits (the “OPEB Benefits”) under our post-retirement welfare benefit plans (the “OPEB Plans”), including the OPEB Benefits of certain Uniroyal salaried retirees (the “Uniroyal Salaried Retirees”).  On April 5, 2010, the Bankruptcy Court entered an order denying the Uniroyal Salaried Retirees’ motion to reconsider the 2009 OPEB Order based, among other things, on the Uniroyal Salaried Retirees’ failure to file a timely objection to the 2009 OPEB Motion. On April 8, 2010, the Uniroyal Salaried Retirees appealed the Bankruptcy Court’s April 5, 2010 order and on April 14, 2010, sought a stay pending their appeal (the “Stay”) of the 2009 OPEB Order as to our right to modify the OPEB Benefits. On April 21, 2010, the Bankruptcy Court ordered us not to modify the Uniroyal Salaried Retirees’ OPEB Benefits, pending a hearing and decision as to the Stay.  After consulting with the official committees of unsecured creditors and equity security holders, we requested that the Bankruptcy Court have a hearing to decide, as a matter of law, whether we have the right to modify the OPEB Benefits of the Uniroyal Salaried Retirees as requested in the 2009 OPEB Motion.  In November 2011, we reached an agreement in principle with a steering committee of the Uniroyal Salaried Retirees resolving all disputes concerning the 2009 OPEB Motion.  On February 21, 2012, we filed a motion with the Bankruptcy Court seeking approval of a settlement stipulation with the steering committee of the Uniroyal Salaried Retirees based upon the prior agreement in principle and authorizing us to implement changes to the OPEB Benefits of all Uniroyal Salaried Retirees based upon the settlement stipulation and as a partial grant of the relief requested in the 2009 OPEB Motion.  The Bankruptcy Court approved the motion at a hearing held on March 29, 2012. We are in the process of determining the impact and will communicate the changes to the participants in the second quarter of 2012.

On May 9, 2011, one of  our UK subsidiaries entered into definitive agreements with the trustees of the Great Lakes U.K. Limited Pension Plan  (“UK Pension Plan”) over the terms of a “recovery plan” which provided for a series of additional cash contributions to be made to reduce the underfunding over time.  The agreements provided, among other things, for our UK subsidiary to make cash contributions of £60 million (approximately $96 million) in just over a three year period, with the initial contribution of £30 million ($49 million) made in the second quarter of 2011.  The second contribution of £15 million ($24 million) is to  be made in May 2012.  The agreements also provided for the granting of both a security interest and a guarantee to support certain of the liabilities under the UK Pension Plan.

There is also an evaluation being undertaken as to whether additional benefit obligations exist in connection with the equalization of certain benefits under the UK Pension Plan that occurred in the early 1990s. Based on the results of the evaluation to date, $8 million of expense was recorded in the fourth quarter of 2011, which may be subject to adjustment as further information is gathered as part of the evaluation. Upon completion of the evaluation and the finalization of the liability with respect to additional benefit obligations, additional cash contributions to the UK Pension Plan may be required starting in 2013.  There were no changes to the evaluation during the first quarter of 2012.

12)                  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Our activities expose our earnings, cash flows and financial condition to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and energy prices.  We maintain a risk management strategy that may utilize derivative instruments to mitigate risk against foreign currency movements.  We do not enter into derivative instruments for trading or speculative purposes.

We have exposure to changes in foreign currency exchange rates resulting from transactions entered into by us and our foreign subsidiaries in currencies other than their functional currency (primarily trade payables and receivables).  We are also exposed to currency risk on intercompany transactions (including intercompany loans).  We manage these currency risks on a consolidated basis, which allows us to net our exposure.  Prior to our Chapter 11 filing we purchased foreign currency forward contracts to manage our exposure.  In February 2012, we purchased forward contracts to offset the effects of foreign currency on a receivable related to the sale of our 50% interest in Tetrabrom Technologies Ltd. in 2011 (see Note 15 — Acquisition and Divestitures for additional information).

13)                  FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

The following table presents the carrying amounts and estimated fair values of material financial instruments used by us in the normal course of business:

	As of March 31, 2012		As of December 31, 2011
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value

Total debt	$811	$861	$753	$777

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

Level 1 fair value measurements in 2012 and 2011 included securities purchased in connection with the deferral of compensation, our match and investment earnings related to the supplemental savings plan. These securities are considered our general assets until distributed to the participants and are included in other assets in our Consolidated Balance Sheets.  A corresponding liability is included in other liabilities at March 31, 2012 and December 31, 2011 in our Consolidated Balance

Sheets.  Quoted market prices were used to determine fair values of the Level 1 investments held in a trust with a third-party brokerage firm.  The fair value of the asset and corresponding liability was $1 million at March 31, 2012 and December 31, 2011.  Level 2 fair value measurements are used to value our foreign currency forward contracts (see Note 15 — Acquisitions and Divestitures).  For the quarter ended March  31, 2012, there were no transfers into or out of Levels 1 and 2.

Level 3 fair value measurements are utilized in our impairment reviews of Goodwill (see Note 5 — Goodwill and Intangible Assets).  Level 1, 2 and 3 fair value measurements are utilized for defined benefit plan assets in determining the funded status of our pension and post-retirement benefit plan liabilities on an annual basis (at December 31).

14)                  ASSET RETIREMENT OBLIGATIONS

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

Our asset retirement obligations include estimates for all asset retirement obligations identified for our worldwide facilities.  Our asset retirement obligations are primarily the result of legal obligations for the removal of leasehold improvements and restoration of premises to their original condition upon termination of leases at approximately 20 facilities; legal obligations to close approximately 90 brine supply, brine disposal, waste disposal, and hazardous waste injection wells and the related pipelines at the end of their useful lives; and decommissioning and decontamination obligations that are legally required to be fulfilled upon closure of approximately 30 of our manufacturing facilities.

The following is a summary of the change in the carrying amount of the asset retirement obligations for the quarters ended March 31, 2012 and 2011 and the net book value of assets related to the asset retirement obligations at March 31, 2012 and 2011:

	Quarter ended March 31,
(In millions)	2012	2011
Asset retirement obligation balance at beginning of period	$21	$23
Accretion expense — cost of goods sold	—	1
Payments	(1)	—
Asset retirement obligation balance at end of period	$20	$24

Net book value of asset retirement obligation assets at end of period	$1	$1

Depreciation expense for the quarters ended March 31, 2012 and 2011 was less than $1 million.

At March 31, 2012 and December 31, 2011, $5 million and $6 million, respectively of asset retirement obligations were included in accrued expenses and $15 million was  included in other liabilities for both periods on the Consolidated Balance Sheet.

15)                  ACQUISITIONS AND DIVESTITURES

Acquisitions

On January 26, 2011, we announced the formation of ISEM S.r.l. (“ISEM”), a strategic research and development alliance with Isagro S.p.A., which will provide us access to two commercialized products and accelerate the development and commercialization of new active ingredients and molecules related to our Chemtura AgroSolutions segment.  ISEM is a 50/50 joint venture between us and Isagro S.p.A. and is being accounted for as an equity method investment.  Our investment in the joint venture was €20 million ($29 million), which was made in January 2011.  In addition, we and Isagro S.p.A. have agreed to jointly fund discovery and development efforts for ISEM, for approximately $2 million annually from each partner for five years. During 2011, we funded approximately $2 million as planned. Funding our contributions will be done in part by reducing our planned direct research and development spending.

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

Divestitures

Tetrabrom Joint Venture Divestiture

On November 28, 2011, we sold our 50% interest in Tetrabrom Technologies Ltd. for net consideration of $38 million. The consideration will be paid over a three year period beginning in April 2012.  A payment of $9 million was received in April 2012. A pre-tax gain of $27 million was recorded on the sale in the fourth quarter of 2011.  In February 2012, we purchased forward contracts with a notional amount of $38 million to reduce the risk of currency exposure related to the three annual installments of this receivable.  These contracts matured in April 2012.  Upon maturity, additional contracts were purchased to off set foreign currency exposure on the remaining annual payments due through 2014.  We use fair value accounting methods for these contracts and have recorded a gain of less than $1 million reflecting the changes in the fair market value of these contracts in other (expense) income, net in our Consolidated Statement of Operations.  The resulting net asset of the changes in fair market value of these contracts has been accounted for in other current assets and other long-term assets in our Consolidated Balance Sheet.

16)                  EMERGENCE FROM CHAPTER 11

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

In March 2011, we made a supplemental distribution to holders of previously issued common stock (“Holders of Interests”) as authorized by the Bankruptcy Court.  The supplemental distribution included payments of $3 million in stock, valuing the stock at the Plan valuation.

On June 10, 2011, we filed a closing report in Chemtura Canada’s Chapter 11 case and a motion seeking a final decree closing that Chapter 11 case.  On June 23, 2011, the Bankruptcy Court granted our motion and entered a final decree closing the Chapter 11 case of Chemtura Canada.

In August 2011, we made a second supplemental distribution to Holders of Interests as authorized by the Bankruptcy Court.  The supplemental distribution included payments of $2 million in cash and $12 million in stock, valuing the stock at the Plan valuation.

On December 1, 2011, we filed a motion requesting entry of an order granting a final decree closing the Chapter 11 cases of 22 Debtors (the “Fully Administered Debtors”):

• A&M Cleaning Products LLC	• Crompton Colors Incorporated	• Laurel Industries Holdings, Inc.
• Aqua Clear Industries, LLC	• Crompton Holding Corporation	• Monochem, Inc.
• ASEPSIS, Inc.	• Crompton Monochem, Inc.	• Naugatuck Treatment Company
• ASCK, Inc.	• Great Lakes Chemical Global, Inc.	• Recreational Water Products, Inc.
• BioLab Company Store, LLC	• GT Seed Treatment, Inc.	• Weber City Road LLC
• Biolab Franchise Company, LLC	• HomeCare Labs, Inc	• WRL of Indiana, Inc.
• BioLab Textile Additives, LLC	• ISCI, Inc.
• CNK Chemical Realty Corporation	• Kem Manufacturing Corporation

On December 15, 2011, the Bankruptcy Court entered an order granting a final decree closing the Fully Administered Debtors’ Chapter 11 cases.

On January 5, 2012, we filed a motion with the Bankruptcy Court seeking authority to make a third supplemental distribution to Holders of Interests, which was granted by the Bankruptcy Court on January 26, 2012.  The Bankruptcy Court extended the time to make the third supplemental distribution by order dated March 2, 2012 and authorized an increase to the third supplemental distribution by order dated March 8, 2012.  The third supplemental distribution was made in March 2012 and included payments of $3 million in cash and $20 million in stock, valuing the stock at the Plan valuation.

On February 7, 2012, we filed a motion requesting entry of an order granting a final decree closing the Chapter 11 cases for Bio-Lab, Inc. and GLCC Laurel, LLC, which was granted by the Bankruptcy Court on February 22, 2012.

On March 16, 2012, we filed a motion requesting entry of an order granting a final decree closing the Chapter 11 cases for Great Lakes Chemical Corporation and Uniroyal Chemical Company Limited (Delaware), which was granted by the Bankruptcy Court on March 29, 2012.

As of March 31, 2012, the Bankruptcy Court has entered orders granting final decrees closing all of the Debtors’ Chapter 11 cases except the Chapter 11 case of Chemtura Corporation.

At March 31, 2012 and December 31, 2011 the remaining undisbursed amount in the Disputed Claims Reserve was $2 million and $29 million, respectively.  The decrease in the Disputed Claims Reserve was due to settlement payments resolving Disputed Claims of $4 million and supplemental distributions to Holders of Interests of $23 million.  Any remaining Disputed Claims, to the extent they are ultimately allowed by the Bankruptcy Court, will be satisfied (to the extent allowed and not covered by insurance) from the Disputed Claims Reserve.

The Reorganization Items, net recorded in our Consolidated Statements of Operations related to our Chapter 11 cases comprise the following:

	Quarters ended March 31,
(In millions)	2012	2011
Professional fees	$1	$6
Claim settlements, net (a)	1	1

Total reorganization items, net	$2	$7

(a)          Represents the difference between the settlement amount of certain pre-petition obligations (obligations settled in common stock are based on the fair value of our stock at the issuance date) and the corresponding carrying value of the recorded liabilities.

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

As a result of the Chapter 11 cases, substantially all prepetition litigation and claims against us and our subsidiaries that were Debtors in the Chapter 11 cases have been discharged and permanently enjoined from further prosecution and are described below under the subheading “Prepetition Litigation and Claims Discharged Under the Plan.”

Claims and legal actions asserted against non-Debtors or relating to events occurring after the Effective Date, certain regulatory and administrative proceedings and certain contractual and other claims assumed with the authorization of the Bankruptcy Court, were not discharged in the Chapter 11 cases and are described below under the subheading “Litigation and Claims Not Discharged Under the Plan.”

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

Pursuant to the Plan, and by orders of the Bankruptcy Court dated September 24, 2010, October 19, 2010 and October 29, 2010, the Debtors established the Diacetyl Reserve, the Environmental Reserve and the Disputed Claims Reserve, each as defined in the Plan, on account of claims that were not yet allowed in the Chapter 11 cases as of the Effective Date, including proofs of claim asserted against the Debtors that were subject to objection as of the Effective Date (the “Disputed Claims”).  The Diacetyl Reserve was approved by the Bankruptcy Court in the amount of $7 million, comprised of separate segregated reserves, and has since been reduced as settlement agreements have been approved by the Bankruptcy Court.  The Environmental Reserve was approved by the Bankruptcy Court in the amount of $38 million, a portion of which was further segregated into certain separate reserves established to account for settlements that were pending Bankruptcy Court approval, and has since been reduced as settlement agreements have been approved by the Bankruptcy Court.  The Disputed Claims Reserve was approved by the Bankruptcy Court in the amount of $42 million, plus additional segregated individual reserves for certain creditors’ claims in the aggregate amount of approximately $30 million, all of which have been reduced as settlement agreements have been approved by the Bankruptcy Court.

On June 24, 2011, we resolved the final disputed Environmental Claim.  As a result, under the Plan, the amounts remaining in the Environmental Reserve were transferred to the Disputed Claims Reserve.  Any remaining Disputed Claims, to the extent they are ultimately allowed by the Bankruptcy Court, will be satisfied (to the extent allowed and not covered by insurance) from the Disputed Claims Reserve, and holders of the Disputed Claims are permanently enjoined under the Plan from pursuing their claims against us.  As of March 31, 2012, as a result of distributions pursuant to the Plan, the remaining undisbursed amount in the Disputed Claims Reserve was $2 million.

As we complete the process of evaluating and/or resolving the Disputed Claims, appropriate adjustments to our Consolidated Financial Statements will be made.  Adjustments may also result from actions of the Bankruptcy Court, settlement negotiations, and other events.  For additional information, see Note 16 — Emergence from Chapter 11 in our Notes to Consolidated Financial Statements.

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

The total amount accrued for environmental liabilities as of March 31, 2012 and December 31, 2011, was $88 million.  At March 31, 2012 and December 31, 2011, $18 million of these environmental liabilities were reflected as accrued expenses and $70 million were reflected as other liabilities.  We estimate that the reasonably possible ongoing environmental liabilities could range up to $102 million at March 31, 2012.  Our accruals for environmental liabilities include estimates for determinable clean-up costs.  We recorded a pre-tax charge of $2 million in 2012, and made payments of $3 million during the quarter ended March 31, 2012 for clean-up costs, which reduced our environmental liabilities.  At certain sites, we have contractual agreements with certain other parties to share remediation costs.  Based on these arrangements, we had a receivable of $10 million at March 31, 2012 and December 31, 2011.  At a number of these sites, the extent of contamination has not yet been fully investigated or the final scope of remediation is not yet determinable.  We intend to assert all meritorious legal defenses and will pursue other equitable factors that are available with respect to these matters.  However, the final cost of clean-up at these sites could exceed our present estimates, and could have, individually or in the aggregate, a material adverse effect on our financial condition, results of operations, or cash flows.  Our estimates for environmental remediation liabilities may change in the future should additional sites be identified, further remediation measures be required or undertaken, current laws and regulations be modified or additional environmental laws and regulations be enacted, and as negotiations with respect to certain sites continue.

Other

We are routinely subject to other civil claims, litigation and arbitration, and regulatory investigations, arising in the ordinary course of our business, as well as in respect of our divested businesses.  Some of these claims and litigations relate to product liability claims, including claims related to our current and historical products and asbestos-related claims concerning premises and historic products of our corporate affiliates and predecessors.  We believe the claims relating to the period before the filing of the Chapter 11 cases are subject to discharge pursuant to the Plan and will be satisfied, to the extent they were timely filed in the Chapter 11 cases and allowed by the Bankruptcy Court, solely from the Disputed Claims Reserve.  Further, we believe that we have strong defenses to these claims.  These claims have not had a material impact on us to date and we believe the likelihood that a future material adverse outcome will result from these claims is remote.  However, we cannot be certain that an adverse outcome of one or more of these claims, to the extent not discharged in the Chapter 11 cases, would not have a material adverse effect on our financial condition, results of operations or cash flows.

Internal Review of Customer Incentive, Commission and Promotional Payment Practices

The SEC staff has advised us that it has completed its investigation resulting from our previously disclosed review of various customer incentive, commission and promotional payment practices of the Chemtura AgroSolutions segment in the Europe, Middle East and Africa region (the “EMEA Region”), and has determined not to recommend action by the SEC.

Guarantees

In addition to the letters of credit of $15 million outstanding at both March 31, 2012 and December 31, 2011, we have guarantees that have been provided to various financial institutions.  At March 31, 2012 and December 31, 2011, we had $14 million and $11 million of outstanding guarantees, respectively.  The letters of credit and guarantees were primarily related to liabilities for insurance obligations, environmental obligations, banking and credit facilities, vendor deposits and European value added tax (“VAT”) obligations.

We have applied the disclosure provisions of ASC Topic 460, Guarantees (“ASC 460”), to our agreements that contain guarantee or indemnification clauses.  We are a party to several agreements pursuant to which we may be obligated to indemnify a third party with respect to certain loan obligations of joint venture companies in which we have an equity interest.  These obligations arose to provide initial financing for a joint venture start-up, fund an acquisition and/or provide project capital.  Such obligations mature through August 2016.  In the event that any of the joint venture companies were to default on these loan obligations, we would indemnify the other party up to its proportionate share of the obligation based upon its ownership interest in the joint venture.  At March 31, 2012, the maximum potential future principal and interest payments due under these guarantees were $5 million.  At December 31, 2011, the maximum potential future principal and interest payments due under these guarantees were $8 million. In accordance with ASC 460, we have accrued $1 million in reserves, which represents the probability weighted fair value of these guarantees at March 31, 2012 and December 31, 2011.  The reserve has been included in other liabilities on our Consolidated Balance Sheet at March 31, 2012 and December 31, 2011 with an offset to the investment included in other assets.

In addition, we have financing agreements with banks in Brazil for certain customers under which we receive funds from the banks at invoice date, and in turn, the customer agrees to pay the banks on the due date.  We provide a full recourse guarantee to the banks in the event of customer non-payment.

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

18)                 BUSINESS SEGMENT DATA

We evaluate a segment’s performance based on several factors, of which the primary factor is operating income (loss).  In computing operating income (loss) by segment, the following items have not been deducted:  (1) general corporate expense; (2) amortization; (3) changes in estimates related to expected allowable claims; and (4) impairment charges.  Pursuant to ASC Topic 280, Segment Reporting (“ASC 280”), these items have been excluded from our presentation of segment operating income (loss) because they are not reported to the chief operating decision maker for purposes of allocating resources among reporting segments or assessing segment performance.

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

General Corporate Expense and Other Charges

General corporate expense includes costs and expenses that are of a general corporate nature or managed on a corporate basis.  These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities together with costs associated with legacy activities and intangible asset amortization.  Functional costs are allocated between the business segments and general corporate expense.  Impairment charges related to the impairment of intangible assets and property, plant and equipment that were no longer supportable.  Change in estimates related to expected allowable claims relates to adjustments to resolve disputed claims.

A summary of business data for our reportable segments for the quarters ended March 31, 2012 and 2011 are as follows:

	Quarters ended March 31,
(In millions)	2012	2011
Net Sales
Industrial Performance Products	$313	$336
Industrial Engineered Products	226	209
Consumer Products	84	79
Chemtura AgroSolutions	85	75
Total net sales	$708	$699

	Quarters ended March 31,
(In millions)	2012	2011
Operating Income (Loss)
Industrial Performance Products	$24	$30
Industrial Engineered Products	44	33
Consumer Products	(5)	(3)
Chemtura AgroSolutions	10	2
	73	62

General corporate expense, including amortization	(29)	(28)
Impairment charges	(1)	(2)
Changes in estimates related to expected allowable claims	(2)	—

Total operating income	$41	$32

19)                  GUARANTOR CONDENSED CONSOLIDATING FINANCIAL DATA

Our obligations under the Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by each current and future domestic restricted subsidiary, other than excluded subsidiaries that guarantee any indebtedness of Chemtura or our restricted subsidiaries.  Our subsidiaries that do not guarantee the Senior Notes are referred to as the “Non-Guarantor Subsidiaries.”  The Guarantor Condensed Consolidating Financial Data presented below presents the statements of operations, statements of comprehensive income, balance sheets and statements of cash flow for: (i) Chemtura Corporation (the “Parent Company”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Chemtura historical reported financial information); (ii) the Parent Company, alone (accounting for our Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on an equity basis under which the investments are recorded by each entity owning a portion of another entity at cost, adjusted for the applicable share of the subsidiary’s cumulative results of operations, capital contributions and distributions, and other equity changes); (iii) the Guarantor Subsidiaries alone; and (iv) the Non-Guarantor Subsidiaries alone.

Condensed Consolidating Statement of Operations

Quarter ended March 31, 2012

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$708	$(481)	$415	$164	$610

Cost of goods sold	537	(481)	330	144	544
Selling, general and administrative	82	—	30	11	41
Depreciation and amortization	33	—	9	12	12
Research and development	13	—	5	2	6
Impairment charges	1	—	—	—	1
Changes in estimates related to expected allowable claims	2	—	2	—	—
Equity income	(1)	—	—	—	(1)

Operating income (loss)	41	—	39	(5)	7

Interest expense	(14)	—	(17)	1	2
Other expense, net	(4)	—	(3)	—	(1)
Reorganization items, net	(2)	—	(2)	—	—
Equity in net earnings of subsidiaries	—	(5)	5	—	—

Earnings (loss) before income taxes	21	(5)	22	(4)	8

Income tax benefit	1	—	—	—	1

Net earnings (loss) attributable to Chemtura	$22	$(5)	$22	$(4)	$9

Condensed Consolidating Statement of Comprehensive Income

Quarter ended March 31, 2012

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net earnings (loss)	22	(5)	22	(4)	9

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	22	—	(13)	2	33
Unrecognized pension and other post-retirement benefit costs	2	—	2	—	—

Comprehensive income (loss) attributable to Chemtura	$46	$(5)	$11	$(2)	$42

Condensed Consolidating Balance Sheet

As of March 31, 2012

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
ASSETS
Current assets	$1,422	$—	$364	$252	$806
Intercompany receivables	—	(8,309)	2,943	2,383	2,983
Investment in subsidiaries	—	(12,373)	2,036	1,736	8,601
Property, plant and equipment	760	—	158	272	330
Goodwill	177	—	93	3	81
Other assets	609	—	177	182	250
Total assets	$2,968	$(20,682)	$5,771	$4,828	$13,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$462	$—	$184	$80	$198
Intercompany payables	—	(8,309)	3,375	2,692	2,242
Long-term debt	748	—	747	—	1
Other long-term liabilities	664	—	371	59	234
Total liabilities	1,874	(8,309)	4,677	2,831	2,675
Stockholders’ equity	1,094	(12,373)	1,094	1,997	10,376
Total liabilities and stockholders’ equity	$2,968	$(20,682)	$5,771	$4,828	$13,051

Condensed Consolidating Statement of Cash Flows

Quarter ended March 31, 2012

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$22	$(5)	$22	$(4)	$9
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operations:
Impairment charges	1	—	—	—	1
Depreciation and amortization	33	—	9	12	12
Stock-based compensation expense	7	—	7	—	—
Reorganization items, net	1	—	1	—	—
Changes in estimates related to expected allowable claims	2	—	2	—	—
Equity (income) loss	(1)	5	(5)	—	(1)
Changes in assets and liabilities, net	(154)	—	(118)	2	(38)
Net cash (used in) provided by operations	(89)	—	(82)	10	(17)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(29)	—	(9)	(10)	(10)
Net cash used in investing activities	(29)	—	(9)	(10)	(10)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from ABL Facility	59	—	59	—	—
Payments on other short term borrowings, net	(1)	—	—	—	(1)
Net cash provided by (used in) financing activities	58	—	59	—	(1)

CASH
Effect of exchange rates on cash and cash equivalents	2	—	—	—	2
Change in cash and cash equivalents	(58)	—	(32)	—	(26)
Cash and cash equivalents at beginning of period	180	—	35	—	145
Cash and cash equivalents at end of period	$122	$—	$3	$—	$119

Condensed Consolidating Statement of Operations

Quarter ended March 31, 2011

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net sales	$699	$(440)	$411	$146	$582

Cost of goods sold	538	(440)	336	122	520
Selling, general and administrative	79	—	33	13	33
Depreciation and amortization	37	—	10	13	14
Research and development	11	—	5	2	4
Impairment charges	2	—	—	—	2

Operating income (loss)	32	—	27	(4)	9

Interest expense	(16)	—	(17)	—	1
Other income (expense), net	1	—	(5)	—	6
Reorganization items, net	(7)	—	(7)	—	—
Equity in net earnings of subsidiaries	—	(9)	9	—	—

Earnings (loss) before income taxes	10	(9)	7	(4)	16
Income tax expense	(3)	—	—	—	(3)

Net earnings (loss) attributable to Chemtura	$7	$(9)	$7	$(4)	$13

Condensed Consolidating Statement of Comprehensive Income

Quarter ended March 31, 2011

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries

Net earnings (loss)	7	(9)	7	(4)	13

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	31	—	(22)	4	49
Unrecognized pension and other post-retirement benefit costs	2	—	2	—	—

Comprehensive income (loss) attributable to Chemtura	$40	$(9)	$(13)	$—	$62

Condensed Consolidating Balance Sheet

As of December 31, 2011

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
ASSETS
Current assets	$1,321	$—	$372	$204	$745
Intercompany receivables	—	(7,846)	2,727	2,230	2,889
Investment in subsidiaries	—	(14,617)	2,011	1,734	10,872
Property, plant and equipment	752	—	160	271	321
Goodwill	174	—	92	3	79
Other assets	608	—	226	185	197
Total assets	$2,855	$(22,463)	$5,588	$4,627	$15,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$390	$—	$134	$79	$177
Intercompany payables	—	(7,846)	3,201	2,491	2,154
Long-term debt	748	—	747	—	1
Other long-term liabilities	671	—	460	60	151
Total liabilities	1,809	(7,846)	4,542	2,630	2,483
Stockholders’ equity	1,046	(14,617)	1,046	1,997	12,620
Total liabilities and stockholders’ equity	$2,855	$(22,463)	$5,588	$4,627	$15,103

Condensed Consolidating Statement of Cash Flows

Quarter ended March 31, 2011

(In millions)

					Non-
			Parent	Guarantor	Guarantor
	Consolidated	Eliminations	Company	Subsidiaries	Subsidiaries
Increase (decrease) to cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$7	$(9)	$7	$(4)	$13
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operations:
Impairment charges	2	—	—	—	2
Depreciation and amortization	37	—	10	13	14
Stock-based compensation expense	8	—	8	—	—
Reorganization items, net	1	—	1	—	—
Equity loss (income)	—	9	(9)	—	—
Changes in assets and liabilities, net	(167)	—	(114)	1	(54)
Net cash (used in) provided by operations	(112)	—	(97)	10	(25)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for acquistions	(30)	—	—	—	(30)
Capital expenditures	(23)	—	(4)	(10)	(9)
Net cash used in investing activities	(53)	—	(4)	(10)	(39)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from ABL Facility	73	—	73	—	—
Proceeds from other short term borrowings, net	1	—	—	—	1
Net cash provided by financing activities	74	—	73	—	1

CASH
Effect of exchange rates on cash and cash equivalents	3	—	—	—	3
Change in cash and cash equivalents	(88)	—	(28)	—	(60)
Cash and cash equivalents at beginning of period	201	—	41	—	160
Cash and cash equivalents at end of period	$113	$—	$13	$—	$100

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

The primary economic factors that influence the operations and sales of our Industrial Performance Products (“Industrial Performance”) and Industrial Engineered Products (“Industrial Engineered”) segments (collectively referred to as “Industrial”) are industrial production, residential and commercial construction, electronic component production and polymer production, residential and commercial construction.  In addition, our Chemtura AgroSolutions segment is influenced by worldwide weather, disease and pest infestation conditions.  Our Consumer Products segment is also influenced by general economic conditions impacting consumer spending and weather conditions.

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

FIRST QUARTER RESULTS

Overview

Consolidated net sales for the first quarter of 2012 were $708 million or $9 million higher than 2011.  We realized $39 million from higher selling prices, responding to the requirements to reinvest in and support growth in our Industrial segments and to recover increases in raw material and distribution costs over the prior year.  However, the continued weakness in demand from industrial applications and the downturn in electronics demand that emerged in the second half of 2011 carried forward into the first quarter of 2012 and we experienced a reduction in net sales volumes of $24 million compared to the prior year.  However, we did see improvement in electronics demand in the later part of the quarter.  Sales volume growth was generated by our Consumer Products and Chemtura AgroSolutions segments, with a net sales volume decrease from our Industrial segments.  The volume growth in our Consumer Products segment reflected the benefit of regaining a mass market customer for the 2012 season that had been lost for the 2011 season and relatively strong performance in the mass market channel in North America.  We also experience $6 million from unfavorable foreign currency translation.

Gross profit for the first quarter of 2012 was $171 million, an increase of $10 million compared with the first quarter of 2011.  Gross profit as a percentage of net sales rose to 24% as compared with 23% in the same quarter of 2011.  The increase in gross profit primarily reflected the higher selling prices noted above offset by $11 million in unfavorable manufacturing absorption variances due to lower sales volumes, $4 million increase in manufacturing costs, $5 million increase in raw material prices, $6 million decline in sales volume and product mix, a $2 million increase in distribution costs and a $1 million increase in other costs.

Selling, general and administrative (“SG&A”) expense of $82 million was $3 million higher than the first quarter of 2011 as we invested in sales and marketing to support growth.

Depreciation and amortization expense of $33 million was $4 million lower than the first quarter of 2011.  The first quarter of 2011 included $1 million of accelerated depreciation associated with reorganization initiatives.

Research and development expense (“R&D”) of $13 million was slightly higher than in the same quarter of 2011 as we invested in product and application development.

Changes in estimates related to expected allowable claims were $2 million for the first quarter of 2012, as we reduced the outstanding  number of claims remaining to be resolved in our Disputed Claims Reserve.

Interest expense of $14 million during the first quarter of 2012 was $2 million lower than the first quarter of 2011.

Other expense, net was $4 million in the first quarter of 2012 compared to other income, net of $1 million for the first quarter of 2011.  The change is primarily the result of unrealized and realized foreign currency losses recorded in the first quarter of 2012.

Reorganization items, net of $2 million in the first quarter of 2012 was $5 million lower than the first quarter of 2011.  The expense in both periods primarily comprised professional fees directly associated with the Chapter 11 reorganization and the impact of negotiated settlement of claims for which Bankruptcy Court approval has been obtained or requested.

The income tax benefit in the first quarter of 2012 was $1 million compared with income tax expense of $3 million in the first quarter of 2011.  The benefit in the first quarter of 2012 is primarily related to adjustments for prior years taxes in various foreign subsidiaries.  We have offset our current year-to-date U.S income with net operating loss carryforwards and reduced the associated valuation allowance.

Net earnings attributable to Chemtura for the first quarter of 2012 was $22 million, or $0.22 per share, as compared with net earnings attributable to Chemtura of $7 million, or $0.07 per share, for the first quarter of 2011.

The following is a discussion of the results of our segments for the first quarter ended March 31, 2012.

Industrial Performance Products

Our Industrial Performance segment reported lower net sales and operating income in the first quarter of 2012 compared with last year.   The weakness came from the antioxidants products and, to a lesser extent, the urethanes products.  Sales volume across the segment was lower than last year as industrial demand has not yet recovered from the decline in the second half of 2011.  The lower customer demand resulted in lower sales volume which negatively impacted net sales, and also generated higher manufacturing costs due to unfavorable absorption from lower plant production volumes.  All businesses within this segment continue to aggressively implement price increases to cover raw material and distribution cost increases, as well as other investments needed to support the expected increasing customer demand.

Net sales totaled $313 million in the first quarter of 2012, a decrease of $23 million compared with last year.  The lower results reflect the negative impact of reduced sales volume noted above totaling $36 million, partially offset by higher selling prices of $14 million.  There was also a $1 million unfavorable foreign currency translation impact.

Operating income totaled $24 million in the first quarter of 2012, a decrease of $6 million compared with last year.  The lower profits resulted from  lower sales volumes and changes in product mix of $10 million, increased  raw material costs of $8 million and higher SG&A and R&D (collectively “SGA&R”) expense of $2 million, partially offset by higher selling prices.

Industrial Engineered Products

Our Industrial Engineered segment delivered improvements in net sales and operating income over the same quarter of 2011 mainly as a result of increases in selling prices over the last twelve months.  During 2011, we increased selling prices to cover the higher cost of raw materials and other manufacturing and distribution costs as well as to support the required capacity reinvestments for sustainable and reliable supply of products to our customers.  Demand from the electronics industry started the quarter at the same levels as in second half of 2011, but began recovering later in the quarter as the inventory liquidation in the broader electronics industry supply chain abated.  Nevertheless, with lower production volumes than in the first quarter of 2011, coupled with bringing new production capacity on-line, the segment generated unfavorable manufacturing absorption variances.  Increases in distribution costs and reductions in equity income were fully offset by slight declines in raw material costs and favorable volume and product mix in 2012.

Net sales increased by $17 million to $226 million for the first quarter of 2012 reflecting the benefit of $23 million in increased selling prices partially offset by $4 million in lower sales volume and $2 million from unfavorable foreign currency translation.

Operating income increased $11 million to $44 million in the first quarter of 2012 compared with $33 million in the first quarter of 2011.  The improvement reflected the favorable selling price increases, $2 million in product mix changes and $3 million from lower raw material costs, which were only partly offset by $10 million in unfavorable manufacturing absorption variances, $4 million in increased manufacturing costs, $2 million in higher distribution costs and a reduction of $1 million in equity income.

Consumer Products

Our Consumer Products segment showed a modest improvement in net sales for the first quarter of 2012 compared with the first quarter of 2011 primarily the result of increased sales volume due to regaining a mass market customer for our 2012 season and relatively strong performance for this time of year in the mass market channel in North America.  The benefit of increased sales volume combined with a reduction in SGA&R expense was not sufficient to offset  increases in raw materials and the release of manufacturing variances as a result of lower production volumes in 2011, resulting in the operating loss for the quarter increasing compared to the first quarter of 2011.

Net sales increased by $5 million to $84 million in the first quarter of 2012.  This increase reflected $6 million of higher sales volume offset by $1 million from unfavorable foreign currency translation.

Operating loss increased $2 million to $5 million in the first quarter of 2012 compared with an operating loss of $3 million in the first quarter of 2011, principally driven by higher raw material costs and manufacturing variances.

Chemtura AgroSolutions

Our Chemtura AgroSolutions segment reported higher net sales and operating income for the first quarter of 2012 compared with the same quarter in 2011.  Increases in volume benefited from new products and registrations with growth in revenues in all regions except Southern Asia.  North America had the benefit of a mild winter and a warm start to spring.  European sales still grew despite the harshest winter in a number of years.  Net sales and operating profit benefited from increases in selling prices.  Unfavorable foreign currency translation impacted this segment as well.

Net sales increased by $10 million to $85 million for the first quarter of 2012 from $75 million in the same quarter of 2011.  The increase was composed of $10 million in higher sales volume and $2 million in higher selling prices offset by $2 million from unfavorable foreign currency translation.

Operating income increased $8 million to $10 million in the first quarter of 2012 compared with $2 million in the first quarter of 2011, reflecting a $3 million increase from sales volume and product mix changes, $2 million from higher selling prices, $1 million from lower raw material costs and $3 million from lower manufacturing and distribution costs, partly offset by a $1 million impact from unfavorable foreign currency translation.

General Corporate

Included in general corporate expenses are costs and expenses that are of a general nature or managed on a corporate basis.  These costs, net of allocations to the business segments, primarily represent corporate stewardship and administration activities together with costs associated with legacy activities and intangible asset amortization.  Functional costs are allocated between the business segments and general corporate expense.

Corporate expense of $29 million in the first quarter of 2012 increased slightly from $28 million in the first quarter of 2011.

LIQUIDITY AND CAPITAL RESOURCES

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

On February 7, 2012, we filed a motion requesting entry of an order granting a final decree closing the Chapter 11 cases for Bio-Lab, Inc. and GLCC Laurel, LLC, which was granted by the Bankruptcy Court on February 22, 2012.

On March 16, 2012, we filed a motion requesting entry of an order granting a final decree closing the Chapter 11 cases for Great Lakes Chemical Corporation and Uniroyal Chemical Company Limited (Delaware), which was granted by the Bankruptcy Court on March 29, 2012.

As of March 31, 2012, the Bankruptcy Court has entered orders granting final decrees closing all of the Debtors’ Chapter 11 cases except the Chapter 11 case of Chemtura Corporation.

For further discussion of the Chapter 11 cases, see Note 16 - Emergence from Chapter 11 in our Notes to Consolidated Financial Statements.

Financing Facilities

On August 27, 2010, we completed a private placement offering under Rule 144A of $455 million aggregate principal amount of 7.875% senior notes due 2018 (the “Senior Notes”) at an issue price of 99.269% in reliance on an exemption pursuant to Section 4(2) of the Securities Act of 1933.  We also entered into a senior secured term facility credit agreement due 2016 (the “Term Loan”) with Bank of America, N.A., as administrative agent, and other lenders party thereto for an aggregate principal amount of $295 million with an original issue discount of 1%.  The Term Loan permits us to increase the size of the facility by up to $125 million.  On November 10, 2010, we entered into a five-year senior secured revolving credit facility available through 2015 (the “ABL Facility”) for an amount up to $275 million, subject to availability under a borrowing base (with a $125 million letter of credit sub-facility).  The ABL Facility permits us to increase the size of the facility by up to $125 million subject to obtaining lender commitments to provide such increase.  At March 31, 2012, we had $59 million of borrowings under the ABL Facility and $15 million of outstanding letters of credit (primarily related to insurance obligations, environmental obligations and banking credit facilities) which utilizes available capacity under the facility.  At March 31, 2012, we had approximately $201 million of undrawn availability under the ABL Facility.

These facilities contain covenants that limit, among other things, our ability to enter into certain transactions, such as creating liens, incurring additional indebtedness or repaying certain indebtedness, making investments, paying dividends, and entering into acquisitions, dispositions and joint ventures.  The Term Loan requires that we meet certain quarterly financial maintenance covenants including a maximum Secured Leverage Ratio (as defined in the agreement) of 2.5:1.0 and a minimum Consolidated Interest Coverage Ratio (as defined in the agreement) of 3.0:1.0.  The ABL Facility contains a springing financial covenant requiring a minimum trailing 12-month fixed charge coverage ratio of 1.1 to 1.0 at all times during any period from the date when the amount available for borrowings under the ABL Facility falls below the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments until such date such available amount has been equal to or greater than the greater of (i) $34 million and (ii) 12.5% of the aggregate commitments for 45 consecutive days.  As of March 31, 2012, we were in compliance with the covenant requirements of these financing facilities.

For further discussion of the financing facilities, see Note 6 — Debt in the Notes to our Consolidated Financial Statements.

Accounts Receivable Financing Facility

On October 26, 2011, certain of our European subsidiaries (the “Sellers”) entered into a trade receivables financing facility (the “A/R Financing Facility”) with GE Factofrance SAS as purchaser (the “Purchaser”).  Pursuant to the A/R Financing Facility, and subject to certain conditions stated therein, the Purchaser has agreed to purchase from the Sellers, on a revolving basis, certain trade receivables up to a maximum amount outstanding at any time of €68 million (approximately $90 million).  The A/R Financing Facility is uncommitted and has an indefinite term.  Since availability under the A/R Financing Facility is expected to vary depending on the value of the Seller’s eligible trade receivables, the Sellers’ availability under the A/R Financing Facility may increase or decrease from time to time.  The monthly financing fee on the drawn portion of the A/R Financing Facility is the applicable Base Rate plus 1.50%.  In addition, the A/R Financing Facility is subject to a minimum commission on the annual volume of transferred receivables. We had no outstanding borrowings under the A/R Financing Facility for the period ending March 31, 2012.

Stock Repurchase Program

On October 18, 2011, we announced that our Board of Directors (the “Board”) has authorized us to repurchase up to $50 million of our common stock over the next twelve months.  The shares are expected to be repurchased from time to time through open market purchases.  The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion.  The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).  As of March 31, 2012, the cumulative authorized repurchase allowance was $50 million, of which we had cumulatively purchased 2 million shares for $22 million. The remaining allowance under the program was approximately $28 million.  There were no purchases made in the quarter ended March 31, 2012.

Restructuring Initiatives

On April 30, 2012, our Board approved a restructuring plan providing for, among other things, the closure of our Industrial Performance Product segment’s antioxidants manufacturing facility in Pedrengo, Italy.  The Board also approved actions to improve the operating effectiveness of certain global corporate functions.  This plan is expected to achieve significant gains in efficiency and costs.  The plant closure is expected to be completed by the first quarter of 2013.  The restructuring plan is anticipated to generate cash savings of approximately $15 million in 2013.  We anticipate recording a pre-tax charge of approximately $30 million in the second quarter of 2012 for accelerated depreciation of property, plant and equipment, asset retirement obligations, severance and related costs with the balance of the costs being expensed as incurred through 2013.  The total cost of the restructuring plan is estimated to be approximately $40 million of which approximately $6 million will consist of non-cash charges, for a net cash cost of approximately $34 million.

Cash Flows from Operating Activities

Net cash used in operating activities was $89 million for the quarter ended March 31, 2012 compared to net cash used in operating activities of $112 million in the same period for last year.  Changes in key working capital accounts are summarized below:

Favorable (unfavorable)	Three months ended	Three months ended
(In millions)	March 31, 2012	March 31, 2011
Accounts receivable	$(94)	$(83)
Inventories	(53)	(65)
Accounts payable	34	23
Pension and post-retirement health care liabilities	(19)	(15)

During the quarter ended March 31, 2012, accounts receivable increased by $94 million driven by increased volume principally within the Industrial Performance Products and Industrial Engineered Products segments related to seasonal demand.  Inventory increased $53 million during the quarter ended March 31, 2012 as a result of building inventory ahead of the higher seasonal demand for some of our products. Accounts payable increased by $34 million in the quarter ended March 31, 2012 primarily a result of higher raw material purchases, as well as the timing of vendor payments.  Pension and post-retirement health care liabilities decreased $19 million primarily due to the funding of benefit obligations.  Pension and post-retirement contributions amounted to $22 million at March 31, 2012, which included $19 million for domestic plans and $3 million for international plans.

Cash flows from operating activities in 2012 were adjusted by the impact of certain non-cash and other charges, which primarily included depreciation and amortization expense of $33 million and stock-based compensation expense of $7 million.

During the first quarter of 2011, accounts receivable increased by $83 million driven by increased volume principally within the Industrial Performance Products and Industrial Engineered Products segments.   With available liquidity in the first quarter of 2011, we were able to resume our historic practice of building inventory ahead of the higher seasonal demand for some of our products in the summer and, as such, inventory increased $65 million during the first quarter of 2011.  Accounts payable increased by $23 million in the first quarter of 2011 primarily a result of growth in raw material and capital purchases and improving vendor credit terms.  Pension and post-retirement health care liabilities decreased primarily due to the funding of benefit obligations. Contributions amounted to $18 million in 2011, which included $12 million for domestic plans and $6 million for international plans.

Cash flows from operating activities in 2011 were adjusted by the impact of certain non-cash and other charges, which primarily included depreciation and amortization expense of $37 million and stock-based compensation expense of $8 million.

Cash Flows from Investing and Financing Activities

Investing Activities

Net cash used in investing activities was $29 million for the quarter ended March 31, 2012 related to payments for capital expenditures for U.S. and international facilities, environmental and other compliance requirements.

Net cash used in investing activities was $53 million for the first quarter of 2011.  Investing activities were primarily related to payments for joint ventures of $30 million, which included $28 million for ISEM and $2 million for DayStar Materials, LLC, and $23 million in capital expenditures for U.S. and foreign facilities, environmental and other compliance requirements.

Financing Activities

Net cash provided by financing activities was $58 million for the quarter ended March 31, 2012, which included proceeds from the ABL Facility of $59 million and payments on other short term borrowings of $1 million.

Net cash provided by financing activities was $74 million for the first quarter of 2011, which included proceeds from the ABL Facility of $73 million and proceeds from other short term borrowings $1 million.

Settlements of Disputed Claims

In the quarter ended March 31, 2012, we distributed approximately $4 million of restricted cash associated with our Chapter 11 cases.  These settlements were comprised of a $3 million supplemental distribution to holders of previously issued Chemtura stock (“Holders of Interests”) and $1 million for general unsecured claims.  Additionally we issued approximately $23 million of common stock which included a $20 million supplemental distribution to Holders of Interests and $3 million for general unsecured claims.

In the quarter ended March 31, 2011, we settled approximately $29 million of disputed claims asserted in our Chapter 11 cases with restricted cash.  These settlements were comprised of $27 million for environmental items and $2 million for general unsecured claims.  Additionally we issued approximately $7 million of common stock which included $4 million for the settlement of certain other disputed claims and a $3 million supplemental distribution to Holders of Interests.

Future Liquidity

In 2012, we expect to finance our continuing operations and capital spending requirements with cash flows provided by operating activities, available cash and cash equivalents, borrowings under our ABL Facility, the A/R Financing Facility and other sources.  Cash and cash equivalents as of March 31, 2012 were $122 million.

Contractual Obligations and Other Cash Requirements

During the quarter ended March 31, 2012, we made aggregate contributions of $19 million to our U.S. and international pension plans and $3 million to our post-retirement benefit plans.  We expect to make approximately $62 million of contributions to these plans during the remainder of 2012, including a $24 million contribution to our UK pension plan discussed below.

On May 9, 2011, one of  our UK subsidiaries entered into definitive agreements with the trustees of the Great Lakes U.K. Limited Pension Plan  (“UK Pension Plan”) over the terms of a “recovery plan” which provided for a series of additional cash contributions to be made to reduce the underfunding over time.  The agreements provided, among other things, for our UK subsidiary to make cash contributions of £60 million (approximately $96 million) in just over a three year period, with the initial contribution of £30 million ($49 million) made in the second quarter of 2011.  The second contribution of £15 million ($24 million) is to  be made in May 2012.  The agreements also provided for the granting of both a security interest and a guarantee to support certain of the liabilities under the UK Pension Plan.

There is also an evaluation being undertaken as to whether additional benefit obligations exist in connection with the equalization of certain benefits under the UK Pension Plan that occurred in the early 1990s. Based on the results of the evaluation to date, $8 million of expense was recorded in the fourth quarter of 2011, which may be subject to adjustment as further information is gathered as part of the evaluation. Upon completion of the evaluation and the finalization of the liability with respect to additional benefit obligations, additional cash contributions to the UK Pension Plan may be required starting in 2013.  There were no changes to the evaluation during the first quarter of 2012.

We had net liabilities related to unrecognized tax benefits of $49 million at March 31, 2012.  We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $22 million within the next 12 months.

Guarantees

In addition to $15 million in outstanding letters of credit at March 31, 2012, we have guarantees that have been provided to various financial institutions.  At March 31, 2012, we had $14 million of outstanding guarantees primarily related to vendor deposits.  The letters of credit and guarantees were primarily related to liabilities for insurance obligations, environmental obligations, banking credit facilities, vendor deposits and European value added tax (“VAT”) obligations.

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions that affect the amounts and disclosures reported in our Consolidated Financial Statements and accompanying notes.  Our estimates are based on historical experience and currently available information.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies footnote in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 describe the critical accounting estimates and accounting policies used in the preparation of our Consolidated Financial Statements.  Actual results could differ from management’s estimates and assumptions.  There have been no significant changes in our critical accounting estimates during the three month period ended March 31, 2012.

2012 TRENDS

Building upon on our first quarter performance, we anticipate that our operating performance in the first half of 2012 will equal or exceed the first half of 2011.  The second quarter is historically our strongest quarter as we realize the full benefit of our seasonal businesses.  The challenge is now for our Industrial segments to sequentially improve over their first quarter performance and strive for the same levels as they achieved last year.  In the first quarter we saw demand from our electronics customers improve as the inventory correction across the broader electronics industry that drove our demand lower in the latter part of 2011 abated.   We now wait to see how the underlying electronics industry demand evolves in the coming months to assess how strong this recovery may be.  For the other industrial applications we serve, recovery to-date from the reduction in demand in the second half of 2011 has been slower.  There are signs of improvement but the rate of recovery remains to be determined.  In addition,  continuing to recover increases in raw material costs remains a key factor in  sustaining improving performance.

We expect stronger performance throughout the balance of 2012 from our Consumer Products and Chemtura AgroSolutions segments.  Our Consumer Products segment has regained the mass market customer it lost for the 2011 season and introduced new products and brands.  Chemtura AgroSolutions has extended its product offerings, gained new product registrations and strengthened its distribution channels.  The resulting increase in sales volume is expected to drive stronger performance from these segments in 2012.  When combined with recovering industrial demand, we anticipate stronger year-on-year performance comparisons in the second half of 2012 contributing to our expectation that 2012 will be another year of improvement.

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

•                  Whether we repurchase any of the additional shares of our common stock that our Board of Directors have authorized us to purchase over the next twelve months and the terms on which any such repurchases are made;

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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

This Item should be read in conjunction with Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and Note 15, “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K.  Also see Note 12, “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements (unaudited) included in this Form 10-Q.

The fair market value of long-term debt is subject to interest rate risk.  Our total debt amounted to $811 million at March 31, 2012.  The fair market value of such debt as of March 31, 2012 was $861 million, which has been determined primarily based on quoted market prices.

In February 2012, we purchased forward contracts with a notional amount of $38 million to reduce the risk of currency exposure related to the three annual installments of this receivable.  These contracts matured in April 2012.  Upon maturity, additional contracts were purchased to off set foreign currency exposure on the remaining annual payments due through 2014.  We use fair value accounting methods for these contracts and have recorded a gain of less than $1 million reflecting the changes in the fair market value of these contracts in other (expense) income, net in our Consolidated Statement of Operations.  The resulting net asset of the changes in fair market value of these contracts has been accounted for in other current assets and other long-term assets in our Consolidated Balance Sheet.

There have been no other significant changes in market risk during the quarter ended March 31, 2012.

ITEM 4.     Controls and Procedures

(a)  Disclosure Controls and Procedures

As of March 31, 2012, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                                                OTHER INFORMATION

ITEM 1.                                                     Legal Proceedings

See Note 17 — Legal Proceedings and Contingencies in the Notes to our Consolidated Financial Statements for a description of our legal proceedings.

ITEM 1A.  Risk Factors

Our risk factors are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  Investors are encouraged to review those risk factors in detail before making any investment in our securities.  There have been no significant changes in our risk factors during the quarter ended March 31, 2012.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities During the Fourth Quarter of 2011

On October 18, 2011, we announced that our Board of Directors (the “Board”) has authorized us to repurchase up to $50 million of our common stock over the next twelve months.  The shares are expected to be repurchased from time to time through open market purchases.  The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion.  The manner, price, number and timing of such repurchases, if any, will be subject to a variety of factors, including market conditions and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).  As of March 31, 2012 the cumulative authorized repurchase allowance was $50 million, of which we had cumulatively purchased 2 million shares for $22 million.  The remaining allowance under the program was approximately $28 million.  There were no purchases made in the quarter ended March 31, 2012.

ITEM 5. Other Information

On April 30, 2012, our Board approved a restructuring plan providing for, among other things, the closure of our Industrial Performance Product segment’s antioxidants manufacturing facility in Pedrengo, Italy.  The Board also approved actions to improve the operating effectiveness of certain global corporate functions.  This plan is expected to achieve significant gains in efficiency and costs.  The plant closure is expected to be completed by the first quarter of 2013. The restructuring plan is anticipated to generate cash savings of approximately $15 million in 2013.  We anticipate recording a pre-tax charge of approximately $30 million in the second quarter of 2012 for accelerated depreciation of property, plant and equipment, asset retirement obligations, severance and related costs with the balance of the costs being expensed as incurred through 2013.  The total cost of the restructuring plan is estimated to be approximately $40 million of which approximately $6 million will consist of non-cash charges, for a net cash cost of approximately $34 million.

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

CHEMTURA CORPORATION

(Registrant)

Date: May 1, 2012	/s/ Kevin V. Mahoney

Name: Kevin V. Mahoney Title: Senior Vice President, Corporate Controller and Chief Accounting Officer